Form 10-K
period 1993-12-31
LINCOLN NATIONAL CORP
filed 1994-03-30
CIK 59558

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C. 20549
                                 FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 1993    Commission File Number 1-6028

                         LINCOLN NATIONAL CORPORATION
            (Exact name of registrant as specified in its charter)

             Indiana                               35-1140070
     (State of incorporation)         (I.R.S. Employer Identification No.)

           200 East Berry Street, Fort Wayne, Indiana 46802-2706

                    (Address of principal executive offices)

              Registrant's telephone number         (219) 455-2000

         SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                            Name of each exchange on
        Title of each class                     which registered

Common Stock (Without Par Value)            New York, Chicago, Pacific,
                                              London and Tokyo Stock
                                              Exchanges
Common Share Purchase Rights                New York, Chicago and Pacific
                                              Stock Exchanges
$3.00 Cumulative Convertible Preferred      New York and Chicago Stock
  Stock, Series A (Without Par Value)         Exchanges

         SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                              None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes [ x ]     No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 4, 1994, 94,217,427 shares of Common Stock were outstanding. The aggregate market value of such shares (based upon the closing price of these shares on the New York Stock Exchange) held by nonaffiliates was approximately $3,827,600,000.

Select materials from the Proxy statement for the Annual meeting of Shareholders, scheduled for May 12, 1994, have been incorporated by reference into Part III of this Form 10-K.

The exhibit index to this report is located on page 69.

*PART I

Item 1.  Business

Lincoln National Corporation ("LNC") is a holding company. Through subsidiary companies, LNC operates multiple insurance businesses. Operations are divided into four major business segments, 1) Property-Casualty, 2) Life Insurance and Annuities, 3) Life-Health Reinsurance and 4) Employee Life-Health Benefits. Although one of the subsidiaries held by LNC was formed as early as 1905, LNC itself was formed in 1968. LNC is an Indiana corporation with its principal office at 200 East Berry Street, Fort Wayne, Indiana 46802-2706. As of December 31, 1993, there were 215 persons on the staff of LNC. Total employment of Lincoln National Corporation at December 31, 1993 on a consolidated basis was 11,890.

Although acquisition and disposition activity has occurred, there has been no activity of this nature during the past five years involving all or predominately all of a business segment.

Numeric presentations showing revenues, pre-tax income, and assets for LNC's four major business segments and other operations in which LNC engages through its subsidiaries are included in this report as part of the consolidated financial statements (see note 8 to the consolidated financial statements on page 54). The LNC "Other Operations" category includes LNC's investment management companies and unallocated corporate items, including corporate investment income, interest expense on short-term and long-term borrowings, and unallocated corporate overhead expenses.

Following is a brief description of the four major business segments:

1.  Property-Casualty
Property-Casualty insurance includes automobile, boiler and machinery, workers' compensation, fire and allied lines, inland marine, home-owners, general casualty, special risks and multiple peril insurance. Fidelity and surety bonds are also included within property-casualty insurance.

Most of LNC's property-casualty business is conducted through American States Insurance Company ("American States"), headquartered in Indianapolis, Indiana, and its property-casualty subsidiaries. These companies operate a multi-line property-casualty insurance business in most states of the United States through 22 semi-autonomous division offices with broad authority for underwriting, agency contracting, marketing and claims settlement for most lines of business. The distribution network involves approximately 5,000 independent local agencies.

Other companies within this business segment include Lincoln National Specialty Insurance Company ("LNSIC") which underwrites select coverages in the sports and entertainment market and Lincoln National Reinsurance Company which is a property-casualty company that is involved in servicing a closed block of reinsurance business.

Approximately 3,900 employees are involved in this business segment.

2.  Life Insurance and Annuities
The primary company within this business segment is The Lincoln National Life Insurance Company ("LNL"). Other companies within this business segment include, Security-Connecticut Life Insurance Company ("Security-Connecticut"), First Penn-Pacific Life Insurance Company ("First Penn"), American States Life Insurance Company ("American States Life"), and Lincoln National (UK) PLC.

LNL, the 6th largest U.S. stockholder-owned life insurance Company (1992 Fortune Rankings of 50 Largest Life Insurance Companies by Assets) is an Indiana corporation headquartered in Fort Wayne, Indiana. A network of 36 life insurance agencies, independent life insurance brokers, insurance agencies located within financial institutions and specifically trained employees sells fixed annuities, variable annuities, pension products, universal life, variable universal life and other individual insurance coverages in most states of the United States and various foreign countries including Canada. The distribution network includes approximately 1,900 career agents, 13,000 brokers and access to 42,000 stockbrokers and financial planners.

Security-Connecticut is a Connecticut corporation headquartered in Avon, Connecticut. It specializes in writing universal life and term insurance through independent general agencies in most states of the United States. A wholly owned subsidiary of Security-Connecticut, Lincoln Security Life Insurance Company, operates in the state of New York. In January 1993, LNC announced it would seek a buyer for Security-Connecticut. The sale of the common stock of Security-Connecticut Corporation (a recently formed holding company to which ownership of the operating companies was transferred prior to the sale) was completed on February 2, 1994 through an Initial Public Offering
(IPO).

First Penn, headquartered in Oakbrook Terrace, Illinois, specializes in the writing and administration of universal life products through independent marketing companies and the sale of LNL's annuities through insurance agencies located within financial institutions in most states of the United States.

American States Life is an Indiana corporation headquartered in Indianapolis, Indiana. Its products, principally universal life and term insurance, are marketed through independent local agencies (who also offer property-casualty insurance) in most states of the United States.

Lincoln National (UK) PLC is a United Kingdom company headquartered in Wembley, England that is licensed to do business throughout the United Kingdom. The principal products produced by this operation known as unit-linked assets are similar to U.S. produced universal life products. This company was previously named Cannon Assurance Limited, but was renamed following the acquisition and merger of another UK company that previously operated as Citibank Life (UK). Lincoln National (UK) is the 16th largest writer of unit-linked new business premiums in the UK as measured in 1992 (Money Management Survey-New Business Trends, published in June 1993.)

Approximately 4,325 employees are involved in this business segment.

3.  Life-Health Reinsurance
The primary companies within this business segment are Lincoln National Life Reinsurance Company ("LNLR"), Lincoln National Reassurance Company, ("LNRAC"), Lincoln National Health & Casualty Insurance Company ("LNH&C") and LNL. These companies are headquartered in Fort Wayne, Indiana. A broad range of risk management products and services are offered to insurance companies, HMOs, self-funded employers and other primary market risk accepting organizations throughout the United States and economically attractive international markets. Marketing efforts are conducted primarily through the efforts of a reinsurance sales staff. Some business is presented by reinsurance intermediaries and brokers. The reinsurance organization is one of the largest life-health reinsurers worldwide (Swiss Re survey, May 1993).

LNH&C offers accident and health products and services on both a direct and reinsurance basis.

Other companies in this business segment include various general business corporations and foreign reinsurance companies. The general business corporations are used to support the segment's sales, service and administration efforts. One of the general business corporations, Lincoln National Risk Management Inc. has developed and patented a knowledge based underwriting system ("Life Underwriting System") which it is marketing to other insurance companies. The foreign reinsurance corporations are used to support LNC's U.S. companies through reinsuring select business.

Approximately 575 employees are involved in this business segment.

4.  Employee Life-Health Benefits
This segment's business is conducted through Employers Health Insurance Company ("Employers Health"), a Wisconsin Corporation, headquartered in Green Bay, Wisconsin. Employers Health manufactures and distributes group life and health insurance, managed health care, dental, disability products and flexible benefit administrative services with a primary focus on the small business market (companies with 2-150 employees). It also provides administrative services to medium and large self-funded accounts in Wisconsin and is extending such services to other core market areas for self-funded groups of 100 - 1,000 lives. Employers Health has a strong market position in the Midwest, California, Texas, Colorado, Georgia, Tennessee, Maryland and Virginia, representing approximately 80 percent of its in-force business. In December 1993, LNC announced it would attempt to sell a portion of its ownership in Employers Health through an initial public offering (IPO) of Common Stock in a newly formed holding company known as EMPHESYS Financial Group, Inc. In March 1994, this IPO was completed and resulted in the sale of 64% of the company.

Approximately 2,590 employees are involved in this segment.

Liabilities for losses and loss adjustment expenses ("LAE") for the property-casualty business segment are estimated at the end of each accounting period using case-basis evaluations and statistical projections. These liabilities include estimates for the ultimate cost of claims 1) which have been reported but not settled and 2) which have been incurred but not yet reported. A provision for inflation is implicitly considered in the estimated liability as the development of the estimated liability is based on historical data which reflects past inflation and on other factors which are judged to be appropriate modifiers of past experience. Adjustments to previously established estimates are reflected in current operating results along with initial estimates for claims arising within the current accounting period. Further, beginning in 1993 such estimates no longer recognize the effects of reinsurance recoverable because such amounts are now recorded as an asset with the adoption of FAS 113 (see note 2 to the consolidated financial statements on page 38).


A reconciliation of the beginning of year and end of year liability for losses and LAE is as follows:


Year Ended December 31              (in millions)     1993      1992     1991

Liability for losses and LAE at beginning of year $2,672.5  $2,502.4 $2,246.4
Plus:
Provision for losses and LAE for claims
  arising in the current year -------------------  1,433.3   1,670.6  1,824.6
Increase (decrease) in estimated losses and LAE
  for claims arising in prior years -------------    (26.5)     47.0     12.3

    Total incurred losses and LAE ---------------  1,406.8   1,717.6  1,836.9
Less:
Losses and LAE payments arising in the
  current year ----------------------------------    633.5     709.1    771.4
Losses and LAE payments arising in prior year ---    861.2     838.4    809.5
    Total payments ------------------------------  1,494.7   1,547.5  1,580.9

    Total liability for losses and LAE at end
      of year net of reinsurance ----------------  2,584.6   2,672.5  2,502.4
Reinsurance recoverable related to adoption of
  FAS 113 in 1993 -------------------------------    225.5        --       --
    Total liability reported on a GAAP basis ---- $2,810.1  $2,672.5 $2,502.4



The reconciliation shows an increase (decrease) of ($26.5) million, $47.0 million, and $12.3 million to the December 31, 1992, 1991 and 1990 liability for losses and LAE, respectively, for claims arising in prior years. Such reserve adjustments, which affected current operations during 1993, 1992 and 1991, respectively, resulted from developed losses for prior years being different than were anticipated when the liabilities for losses and LAE were originally estimated.


The liability for losses and LAE shown above and within the data to follow are shown on a basis prescribed by generally accepted accounting principles
("GAAP"). Such liabilities differ from that reported to state insurance regulators. A reconciliation of the GAAP liability and the corresponding liability reported to state insurance regulators is as follows:

December 31                            (in millions)       1993         1992

Liability reported to state insurance regulators ---   $2,617.7     $2,707.8
Increase (decrease) related to:
  Estimated salvage and subrogation recoveries -----      (38.3)      (35.9)
  Amount recoverable from reinsurers related
    to adoption of FAS 113 in 1993 -----------------      225.5           --
  Other --------------------------------------------        5.2           .6
      Liability reported on a GAAP basis -----------   $2,810.1     $2,672.5


The following table shows the development of the estimated liability for loss and LAE for the ten year period prior to 1993. Each column shows the liability as originally estimated and cumulative data on payments and re-estimated liabilities for that accident year and all prior accident years, making up that calendar year-end liability; and all amounts are reflected net of reinsurance recoverable for all years. As a result of adopting FAS 113 in 1993, the 1993 liability is $225 million less than reported in the financial statements. The resulting redundancy (deficiency) is also a cumulative amount for that year and all prior years. The reserves include an estimated liability for unreported environmental losses. Prior to 1993, this liability was generally recognized in the more recent accident years and allocated to the appropriate accident year when reported. In 1993, this estimated liability for unreported environmental losses was reallocated to more appropriate accident years and as a result increased the deficiency for the period 1983 and prior. Beginning in 1986, the overall reserves were strengthened and this action has been maintained as evidenced by the cumulative development reported for 1987 through 1993. Conditions and trends that have affected the development of these liabilities in the past may not necessarily recur in the future; therefore, it would not be appropriate to use this cumulative history in the projection of future performance.


Analysis of Combined Property-Casualty Losses and LAE Development

December 31 (in millions)
  1983   1984   1985   1986   1987   1988   1989   1990   1991   1992   1993

Liability for unpaid losses and LAE, net of reinsurance recoverable

  $479   $760 $1,370 $1,730 $2,020 $2,372 $2,669 $2,246 $2,502 $2,673 $2,585

Liability re-estimated as of:
(First column represents number of years later)
 1 514    811  1,410  1,692  1,984  2,347  2,690  2,258  2,549  2,634  2,585
 2 503    846  1,439  1,753  1,990  2,382  2,718  2,303  2,571
 3 523    860  1,566  1,790  2,026  2,403  2,767  2,384
 4 540    973  1,595  1,833  2,054  2,443  2,847
 5 591  1,009  1,636  1,863  2,104  2,538
 6 611  1,042  1,672  1,910  2,199
 7 637  1,078  1,713  2,003
 8 667  1,108  1,805
 9 695  1,196
10 780

Cumulative redundancy (deficiency)
  (301)  (436)  (435)  (273)  (179)  (166)  (178)  (138)   (69)    39      0

Change in redundancy (deficiency)
         (135)     1    162     94     13    (12)    40     69    108    (39)

Cumulative amount of liability paid through:
(First column represents number of years later)
 1 219    333    531    571    649    750  1,430*   809    839    849
 2 310    517    842    935  1,012  1,650* 1,862  1,253  1,325
 3 376    638  1,036  1,160  1,568* 1,875  2,088  1,542
 4 426    684  1,177  1,508* 1,700  1,996  2,255
 5 468    721  1,390* 1,593  1,776  2,095
 6 479    862* 1,450  1,647  1,890
 7 504    903  1,488  1,694
 8 531    928  1,525
 9 551    955
10 571

*Includes the release of reserves for National Reinsurance Corporation due to the sale of that company during April 1990. The reserves released for LNC's period of ownership of National Re were $97 million, $139 million, $241 million, $386 million, $526 million and $665 million in 1984, 1985, 1986, 1987, 1988 and 1989, respectively.


In order to protect itself against losses greater than the amount it is willing to retain on any one risk or event, LNC's insurance subsidiaries purchase reinsurance from unaffiliated insurance companies (see note 7 to the consolidated financial statements on page 50).

In order to maximize returns on its investment portfolio, LNC's investment personnel continually monitor both current investment income produced by the portfolio and current market values of the portfolio. The type, maturity, quality and liquidity of investments selected to place in the segmented portfolios vary depending on the nature of the underlying liabilities that are being supported.

All the areas of business activity in which LNC is involved are highly competitive because of the marketing structure and the large number of competing companies.

At the end of 1992, the latest year for which data is available, there were approximately 1,200 groups and unaffiliated individual companies selling property and casualty insurance. LNC's group of companies writing property-casualty insurance ranked 25th in net written premiums for 1992 (A.M. Best Aggregates and Averages) among all such groups and companies.

At the end of 1992 there were more than 2,100 life insurance companies in the United States and LNL was the 13th largest stock and mutual life insurance company in the United States based on assets and 15th based on insurance in-force (1992 Fortune Ranking of 50 Largest Life Insurance Companies by Assets).

The business of LNC's property-casualty, life insurance and annuities, life-health reinsurance and employee life-health benefits business segments, in common with those of other insurance companies, is subject to regulation and supervision by the states, territories and foreign countries in which they are admitted to do business. The laws of these jurisdictions generally establish supervisory agencies with broad administrative powers relative to granting and revoking licenses to transact business, regulating trade practices, licensing agents, prescribing and approving policy forms, regulating premium rates for some lines of business, establishing reserve requirements, regulating competitive matters, prescribing the form and content of financial statements and reports, and regulating the type and amount of investments permitted. The ability to continue an insurance business is dependent upon the maintenance of the licenses in the various jurisdictions.

Because of the nature of the insurance business, there is no single customer or group of customers upon whom the business is dependent. Factors such as backlog, raw materials, patents (including trademarks, licenses, franchises, and any other concessions held), seasonality, or environmental impact do not have a material effect upon such business. However, within LNC's Life-Health Reinsurance segment, Lincoln National Risk Management, Inc. does own the patent for a knowledge based underwriting system known as "Life Underwriting System." LNC does not have a separate unit that conducts market research. Research activities related to new products or services or the improvement of existing products or services is completed by persons within the business segments. Expenses related to such activities are not material. Also, sales are not dependent upon select geographic areas and foreign sales are not material in relationship to either LNC's total sales or sales of individual business segments.

Item 2. Properties

LNC and the various operating businesses headquartered in Fort Wayne lease approximately 1.3 million square feet of office space in the Fort Wayne area. Approximately 1.0 million square feet of space is leased by operating businesses headquartered in Indianapolis, Indiana; Oakbrook Terrace, Illinois; Green Bay, Wisconsin; and Wembley, London England. In addition, branch offices owned or leased for all of the operating businesses referenced above as well as the space for some smaller operations total approximately 1.2 million square feet. As shown in the notes to consolidated financial statements, (see note 7 to the consolidated financial statements on page 49) the rental expense on operating leases for office space and equipment for continuing operations totaled $55.9 million for 1993 of which $49.6 million was for office space. This discussion regarding properties does not include information on investment properties.

Item 3. Legal Proceedings

LNC and its subsidiaries are involved in various pending or threatened legal proceedings arising from the conduct of their business. In some instances, these proceedings include claims for punitive damages and similar types of relief in unspecified or substantial amounts, in addition to amounts for alleged contractual liability or requests for equitable relief. After consultation with counsel and a review of available facts, it is management's opinion that these proceedings ultimately will be resolved without materially affecting the consolidated financial statements of LNC.

Item 4.  Submission of Matters to a Vote of Security Holders

During the fourth quarter of 1993, no matters were submitted to security holders for a vote.


PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters



Stock Market and Dividend Information

Common Stock Data:        (per share)     1st Qtr  2nd Qtr   3rd Qtr   4th Qtr

1993 Data:

High --------------------------------     $40.625  $41.813   $47.875   $48.250
Low ---------------------------------      34.688   37.000    37.125    41.000

Dividend declared -------------------       $.380    $.380     $.380     $.410

1992 Data:

High --------------------------------     $30.500  $31.125   $33.563   $38.063
Low ---------------------------------      26.813   25.250    30.125    31.875

Dividend declared -------------------       $.365    $.365     $.365     $.380


Exchanges:  New York, Chicago, Pacific, London and Tokyo.

Stock Exchange Symbol:  LNC

Dividend Guideline:
The dividend on LNC's Common Stock is determined each quarter by the Corporation's Board of Directors. The Board takes into consideration the financial condition of the Corporation, including current and expected earnings, projected cash flows and anticipated financing needs. The Board also considers the ability to maintain the dividend through bad times as well as good so that the dividend rate would need to be reduced only under unusual circumstances. One guideline that the Board has found useful in recent years is to consider a dividend approximately equal to five percent of the book value per share with such book value computed excluding the impact of marking its securities available-for-sale to fair value.

Notes:
1. The data for 1992 and the first quarter of 1993 has been adjusted to reflect the effects of a June 1993 two-for-one split of LNC's Common Stock.

2. At December 31, 1993, the number of shareholders of record of LNC's Common Stock was 13,600.

3. The payment of dividends to shareholders is subject to the restrictions described in notes 5, Supplemental Financial Data, and 7, Restrictions, Commitments and Contingencies to the consolidated financial statements (see pages 45 and 48) and is discussed in the Management's Discussion and Analysis of Financial Information (see page 28).



Item 6.  Selected Financial Data
                                  (Millions of dollars, except per share data)
Year Ended December 31               1993     1992     1991     1990     1989

Total revenue ------------------- 8,289.8  8,034.1  9,169.0  8,489.5  8,081.1
Income before cumulative effect
   of accounting change* --------   415.3    359.2    201.9    176.6    256.1
Net income* ---------------------   318.9    359.2    201.9    176.6    256.1
Income before cumulative effect
   of accounting change per share*  $4.06    $3.86    $2.23    $1.97    $2.88
Net income per share* -----------   $3.12    $3.86    $2.23    $1.97    $2.88
Dividends per common share* -----  $1.550   $1.475   $1.385   $1.315   $1.255

December 31                          1993     1992     1991     1990     1989

Assets* -----------------------  48,380.4 39,547.3 34,013.1 27,597.3 25,070.1
Long-term obligations ---------     335.1    423.0    252.6    378.5    378.8
Shareholders' equity* ---------   4,072.3  2,826.9  2,655.8  2,279.5  2,292.4
Market value of Common Stock* -   $43.500  $37.000  $27.375  $21.500  $30.438

*Income before cumulative effect of accounting change and net income for 1993 includes two changes in estimate which essentially offset each other (see note 2 to the consolidated financial statements on page 38). Other factors affecting the comparability of net income for the 1989-1993 period are shown below (see "Supplemental Data"). Prior year data (1989-1992) has been restated for the adoption of FAS 109 (see note 2 to the consolidated financial statements on page 38). Shareholders' equity as of December 31, 1993 includes the effect of the adoption of FAS 115 (see note 2 to the consolidated financial statements on page 39). Per share amounts were affected by the 1993 two-for-one split of LNC's Common Stock (see note 9 to consolidated financial statements on page 52) and the issuance in July 1990, May 1991 and February 1993 of 2,201,443 shares of Series E Preferred Stock, 2,216,454 shares of Series F Preferred Stock and 9,200,000 shares of Common Stock, respectively.



Supplemental Data

Year Ended December 31    (in millions)  1993    1992    1991    1990    1989

Income from operations* -------------- $343.5  $240.6  $177.7  $213.8  $195.6
Realized gain (loss) on investments,
  net of related amortization
  and taxes --------------------------  170.3   118.6   113.3   (64.9)   60.5
Realized gain (loss) on sale of
  subsidiaries, net of taxes ---------  (98.5)     --   (89.1)   27.7      --
Cumulative effect of accounting
  change (postretirement
  benefits), net of taxes ------------  (96.4)     --      --      --      --
     Net Income ---------------------- $318.9  $359.2  $201.9  $176.6  $256.1

*Income from operations is defined as "Net Income" less gain (loss) on investments, gain (loss) on sale of subsidiaries and cumulative effect of accounting change, all net of taxes.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The pages to follow review LNC's results of operations and financial condi-tion. Historical financial information is presented and analyzed. Where appropriate, factors that may affect future financial performance are identified and discussed.

On pages 9 through 22, the financial results of our business segments, investments and other operations are presented and discussed. Within these business segment discussions reference is made to "Income from Operations" (see definition in item 6 above). Pages 23 through 28 discuss factors that have affected specific elements of the consolidated financial statements as well as information pertaining to LNC as a whole.

This "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the audited financial statements, including the notes thereto, presented on pages 30 through 54.


Review of Operations: Property-Casualty

Year Ended December 31 (in millions)    1993     1992    1991    1990    1989
Financial Results by Source
Underwriting Income (Loss):
  Personal Insurance --------------   $(18.4)  $(31.8) $(56.7) $(78.7) $(66.2)
  Commercial Insurance ------------    (63.3)  (133.3) (102.1)  (49.7)  (29.7)
  Reinsurance ---------------------        --      --   (12.8)   (7.1)  (19.0)
Investment Income -----------------    217.0    242.4   229.6   221.2   244.5
Other -----------------------------     (1.4)      .3     1.2     4.6     4.6
      Income from Operations ------    133.9     77.6    59.2    90.3   134.2
Realized Gain on Investments*------     91.8       --      --      --      --
      Net Income ------------------   $225.7   $ 77.6  $ 59.2  $ 90.3  $134.2


Catastrophe Losses                    $ 58.3   $106.9  $ 61.8  $ 70.6  $118.6

Combined Loss and Expense Ratios**
Personal Insurance ----------------    103.0%   105.5%  111.8%  116.3%  113.4%
Commercial Insurance --------------    110.3%   116.5%  111.0%  105.1%  103.1%
Reinsurance -----------------------        --      --   124.3%  114.8%  109.2%
Consolidated Combined Ratio -------    107.5%   112.7%  111.9%  109.2%  106.7%
Consolidated Combined Ratio
  Excluding Catastrophe Losses ----    104.3%   107.6%  109.1%  106.1%  101.6%

 *Prior to 1993, all realized gain (loss) on investments was included in Other Operations (see note 8 to the consolidated financial statements on page 51).

**The combined loss and expense ratio is the ratio of losses and loss expenses to earned premiums plus the ratio of underwriting expense to premiums written.

In 1993, the Property-Casualty segment, primarily American States Insurance Companies, produced its second consecutive year of improving profitability and its best results in four years. Income from operations increased substantially to $133.9 million from $77.6 million a year ago. The combined loss and expense ratio improved 5.2 points to 107.5% from the segment's 1992 experience of 112.7%. More than half of this improvement is attributed to the ongoing recovery in underwriting results. The programs implemented in recent years to counteract the uncertainties of a changing market have firmly taken hold. Fewer catastrophe losses during the year for American States account for the remainder of the combined ratio improvement.

American States' favorable financial performance in 1993 resulted from a combination of being able to sustain strong results on its preferred book of personal lines business while making significant progress to improve results on its high quality book of small commercial business. The company is focused on specializing in these areas and continues to provide significant value for customers, shareholders and agents.

Return to Profitability
In the last few years, industry observers have watched for traditional signs marking the beginning of a cycle upturn. American States' management decided several years ago it would no longer wait for a general industry recovery and took purposeful measures, counter to the industry, to bring its business back to profitability. The company began a process of focusing underwriting efforts on those geographies and product lines which have historically provided better than average returns while de-emphasizing those lines and areas of less profitable experience. As a result of these activities, American States' profitability has returned to levels superior to the general property-casualty industry.

The aggressive restructuring of the book of business did result in a moderate reduction in premium volume. For 1993, direct written premiums decreased 12%. While we're currently continuing to see a reduction in the commercial lines premium volume, we have relative stability in premium volume in the personal lines business. We anticipate there will be an aggregate positive change in premium volume in the latter part of 1994.

Restructuring
In 1993, LNC divested two minor operations in an effort to streamline and focus its resources on those businesses that have the greatest potential for profitable growth. The business of the American Union, a small property-casualty reinsurance affiliate, was unable to contribute to earnings in a significant manner because the company lacked substantial size. K&K Insurance Group, Inc., a specialty risk insurer, did not strategically fit LNC's underwriting approach nor its definition of "main street" business risks.

Personal Lines
American States' personal lines business continued to show strong improvement in 1993. The combined ratio improved to 103.0% from 105.5% a year ago. Approximately 40% of the company's total net written premiums are from the personal lines business. The preferred private passenger automobile and homeowners markets represent 86% of the personal lines business.

Over the last five years, the company worked to improve private passenger automobile pricing and profitability by writing all new business in the preferred sector. This strategy has been successful, returning this line to a position of profitability.

In the homeowners line, American States also continues to emphasize the preferred sector of the market. While standard homeowners business is still written, an increasing percentage of new premium written in 1993 was in the preferred sector. Homeowners has been a troubled line for the industry because of the mismatch between coverage purchased and actual replacement costs. American States undertook an aggressive program to improve the profitability of this business line over the last two years. Each homeowners policy has been evaluated to ensure that the amount of insurance purchased does indeed correlate to the current property value.

Commercial Lines
In the commercial lines, American States is focused on serving those markets where it can deliver to its customer base the greatest service levels and efficiencies its automated systems can provide. American States defines this market as small-to-medium-sized commercial "main street" business risks. Selected larger accounts with low-hazard risk characteristics are also among American States' current and potential client base.

The commercial lines combined ratio improved to 110.3% in 1993 from 116.5% in 1992. The 6.2 points of total improvement is the result of 4.6 points of basic underlying improvement with the remainder attributable to fewer catastrophic losses. Management anticipates more selective underwriting, geographic repositioning of exposures and a continuation of overall pricing increases will result in greater profitability and a slowing and subsequent reversal of the decline in premium levels.

Product Distribution
American States distributes its products through a unique network of 22 semi-autonomous division offices across the United States which maintain relationships with approximately 5,000 independent local agencies. This "multi-regional" structure allows each division office to function as an independent operation with broad authority for underwriting, agency contracting, marketing and claims settlement. Nearly all of the agencies are electronically interfaced with the division offices. American States continues to realize one of the lowest internal expense ratios in the industry while at the same time providing distinctive levels of underwriting and claims service.

Investment Income
Paralleling the decline in investment income throughout the property-casualty industry, American States' net investment income after taxes fell to $217.0 million in 1993 versus $242.4 million in 1992. As premium levels declined, the amount of funds available for new investment also decreased. In addition, the general decline in interest rates during 1993 has resulted in lower investment yields.

Outlook
In early 1994, the property-casualty industry experienced two significant catastrophic events: the Southern California earthquake and the Eastern and Midwestern winter freeze. Based on information currently available, American States estimates it will pay approximately $15 million, pre-tax, for claims on the earthquake, while the freeze will result in claims of about $18 million, pre-tax. The industry currently estimates property-casualty claims from both catastrophes may reach more than $3 billion.

American States is optimistic that its methodology for operating in a changing environment will continue to yield stronger profitability and opportunities for growth. Absent further unusually severe catastrophic losses, we expect that 1994 will be our third consecutive year of increased property-casualty earnings.


Review of Operations: Life Insurance and Annuities

Year Ended December 31   (in millions)  1993     1992    1991    1990    1989
Financial Results by Source

Lincoln National Life (Annuities) --- $ 79.2   $ 61.3  $ 40.6  $ 38.8  $ 30.3
Lincoln National Life (Pensions) ----   30.6     15.5    12.8    15.8    14.0
Lincoln National Life (Life-Health) -   31.4     22.0    24.5    23.9    27.0
Security-Connecticut (Life) ---------   16.6     21.4    16.7     7.9    12.1
American States Life (Life) ---------   12.1     11.1    10.2    10.6     6.3
First Penn-Pacific (Life) -----------    9.9      5.2     5.4     5.5     5.7
First Penn-Pacific (Annuities) ------   17.3     12.6     4.9      .6       -
Lincoln National (U.K.) PLC ---------   11.8      9.2    14.3    13.3    10.5
Other -------------------------------  (33.6)    (7.4)  (11.4)   (6.9)   (1.6)
      Income from Operations* -------  175.3    150.9   118.0   109.5   104.3
Realized Gain on Investments**-------   59.3       --      --      --      --
      Net Income*-------------------- $234.6   $150.9  $118.0  $109.5  $104.3


December 31             (in billions)   1993     1992    1991    1990    1989
Annuity and Pension Assets
  Under Management
Lincoln National Life (Annuities) -- $18.400  $14.467 $11.209 $ 8.420 $ 6.648
Lincoln National Life (Pensions) ---   6.832    6.192   5.455   4.897   4.220
First Penn-Pacific (Annuities) -----   1.833    1.653   1.153    .156    .027
     Total Annuity and Pension
       Assets Under Management ----- $27.065  $22.312 $17.817 $13.473 $10.895


Universal Life Account Values
Lincoln National Life(Life-Health) -  $1.586   $1.419  $1.308  $1.184  $1.057
Security-Connecticut (Life) --------    .667     .620    .583    .534    .474
First Penn-Pacific (Life) ----------    .592     .523    .449    .362    .296
American States Life (Life) --------    .174     .153    .133    .112    .092
      Total Universal Life
        Account Values -------------  $3.019   $2.715  $2.473  $2.192  $1.919

Unit-linked Assets
Lincoln National (U.K.) PLC --------  $1.235   $ .652  $ .669  $ .588  $ .569

 *Income from operations and net income of the annuities and pensions sub-segments for 1993 include the impact of a change in estimate of net investment income (see note 2 to the consolidated financial statements on page 39).

**Prior to 1993, all realized gain (loss) on investments was included in Other Operations (see note 8 to the consolidated financial statements on page 51).


The Life Insurance and Annuities segment produced an all time high income from operations of $175.3 million, a 16% increase over 1992. This reflects record results in the majority of operations that comprise the business segment. Earnings were affected by an unusually large charge of $20.5 million, after-tax, for guaranty fund assessments. This is $16.3 million greater than the previous year's assessment. In addition, there was an unusually large $23.2 million, after-tax, credit arising from an accelerated amortization of discount on mortgage-backed securities caused by interest rate declines.

Our strategy with respect to mortgage-backed securities has included the purchase of securities with lower underlying interest rates, at a discount. The accounting for such securities provides that the discount is to be amortized over the expected life of the investment to produce an estimated constant effective yield. However, even on the lower interest rate securities, repayments generally increase and the expected duration of the investment shortens. This releases additional discount and increases investment income. The significant change in interest rates in 1993 coupled with the implementation of new investment computer software in the fourth quarter released the $23.2 million of additional discount into investment income. The new software allows us to calculate more accurately the estimated constant effective yields on these securities.

Lincoln Life Progress
The Life Insurance and Annuities segment made substantial progress in 1993 toward its goal of comprehensively streamlining and integrating the various units selling products under the Lincoln Life banner. These actions are aimed at transforming an already substantial operation with a wide range of asset accumulation and income protection products into one with sustainable profitability, well above-average growth potential, and benchmark product and service capabilities.

During the year, Lincoln Life, our flagship life insurance company, completed a progressive analytical effort. The goal of this self-analysis was to re-examine all tasks and functions and to determine the value each function adds to customer service and sales efforts. This analysis resulted in a clearer vision of Lincoln Life's strengths and capabilities and a reinforced commitment to increase the market visibility of the Lincoln Life brand name.

Security-Connecticut Divested
In early 1993, LNC announced that as part of the restructuring of the Lincoln Life operations, it would consider divesting Security-Connecticut Corporation, an affiliate specializing in sales of universal life and term life insurance through independent insurance brokers. With the decision to rebuild the visibility of the Lincoln Life brand name, Security-Connecticut's distribution system no longer fit with Lincoln Life's distribution strategy.

In October, LNC filed a registration statement for an initial public offering of 8.5 million shares of Security-Connecticut common stock, representing 100% of Lincoln Life's interest in this affiliate. The offering was completed at $22 per share on February 2, 1994. Please refer to "Other Operations" on page 32 for more detail on how the sale affected LNC's net income.

Going forward, the proceeds from the sale will be reinvested in Lincoln Life to support growth of its life insurance and annuities operations. Lincoln Life agents will have the ability to continue selling Security-Connecticut term life insurance products for at least two years.

Lincoln National UK Positioned for Growth
In another restructuring move, LNC completed its first strategic acquisition in six years. Cannon-Lincoln, its life insurance affiliate in the United Kingdom, consolidated with Citibank Life UK following LNC's acquisition of that company to form Lincoln National (UK) PLC. This acquisition effectively doubled the size of LNC's United Kingdom operations. The acquisition is part of LNC's corporate strategy to grow its UK operations to ensure that it continues to be a significant player in the UK life and pension markets. Lincoln National, is the 16th largest writer of unit-linked new business premiums in the UK as measured in 1992. (Money Management Survey-New Business Trends, published June 1993).

Distribution
Lincoln Life's core strengths are the variety of markets it serves and the expansive portfolio of products it offers. Unlike many of its single-product, single-channel competitors, Lincoln Life offers a portfolio of insurance and retirement planning products through multiple distributors. It sells life insurance through approximately 1,900 career agents and 13,000 independent agents and wholesalers. It sells annuities, not just through these channels, but also through 42,000 stockbrokers, financial planners and a wide range of financial institutions. In general, Lincoln Life's products and services are engineered to meet the financial security needs of middle-to-upper income professionals and small-business owners.

Lincoln Life Annuities
Lincoln Life's annuities operation produced another year of record earnings. Income from operations increased 29% to $79.2 million and annuity assets under management grew 27% to $18.4 billion. Maintaining excellent services for contractholders and delivering attractive investment returns in an environment of lower interest rates played an important part in this performance. Measured by individual annuity deposits in 1992, Lincoln Life was recognized as being the leading seller of individual annuities in the United States (Best's Review, Life-Health Edition, November 1993).

Another of Lincoln Life's unique marketing advantages is its ability and commitment to continually improve the service it provides to the distributors and owners of its annuities. In 1993, the company established electronic interfaces to transmit applications to and from many of the broker/dealers, simplifying and increasing the speed of the application process.

In 1994, the operation will enhance its annuity products with additional fund alternatives and options, including a wider selection of outside investment managers. New product development remains active in order to meet the changing needs of the marketplace.

Lincoln Life Pensions
Lincoln Life's pension operations had a banner year, earning a record $30.6 million and increasing assets under management by 10% to $6.8 billion. Among the pension products the company sells, the 401(k) product continues to be in great demand among employers who wish to provide their employees the option of a contributory retirement savings benefit in addition to or in place of a defined benefit upon retirement. Lincoln Life introduced a new version of the 401(k) product in 1993 with new fund options to meet the needs of this growing employer market.

Opportunistic sales in Guaranteed Interest Contracts (GICs) continue as a steady source of pension earnings. Low acquisition costs and an integrated investment strategy give the GIC unit the flexibility to bid on contracts selectively, when adequate profit margins are available.

Lincoln Life -- Life/Health
Lincoln Life's life/health operations sell a wide range of life insurance products including universal life, variable universal life, disability income and long-term care products. Income from operations increased to $31.4 million in 1993. Variable universal life sales increased by 75% in 1993.

The variable universal life product has been increasingly attractive to individuals seeking returns greater than those generally available in the current low interest rate environment. Universal life account values, including both the variable and fixed products, increased more than 11% to $1.6 billion during 1993.

In recent years, disability income claim experience had been deteriorating. By 1992, it had become clear that additional reserves were needed to avoid future losses from this product, and such reserving action was taken at that time. In addition, new management with disability income experience was brought into the product line. Other corrective actions included modifying the design of the product's basic underwriting and benefit structure, strengthening claims administration and tracking procedures, and increasing rates. These actions were completed while maintaining the marketplace competitiveness of the product. As a result of these changes, the disability income product returned to profitability in 1993.

American States Life Insurance Company
American States Life contributed a record $12.1 million to 1993 income from operations. This affiliate sells universal life, term life insurance and annuity products, distributing them through the American States property-casualty independent agency network. Sales remained level in 1993 and in-force business grew by 5% despite actions related to our property-casualty operations which reduced the number of independent agents distributing the product.

First Penn-Pacific
First Penn-Pacific posted a sizeable increase in income from operations as increased investment income contributed to record earnings in both the life insurance and annuities units. Earnings from the life insurance unit also benefitted from improved mortality as income from operations nearly doubled to $9.9 million. Annuity earnings increased 37% to $17.3 million as annuity assets, after coinsurance, grew to $1.8 billion. First Penn underwrites and distributes universal life through independent marketing companies and administers and distributes annuities, including Lincoln National Life annuities, through financial institutions.

Lincoln National UK PLC
Lincoln National (UK) PLC, formerly Cannon-Lincoln, produced earnings of
$11.8 million in 1993, a 28% increase in income from operations. These results primarily reflect the successful consolidation with the Citibank Life operations. Lincoln National UK markets life and pension products, similar to variable universal life policies, through more than 1,700 career agents across the United Kingdom.

FAS 115
Effective December 31, 1993, LNC adopted Financial Accounting Standard 115 (FAS 115), which results in the inclusion in Shareholders' Equity of the unrealized gain or loss on fixed-income securities, subject to certain adjustments. The December 31, 1993 book value of $39.39 per share includes $8.85 of unrealized gains on securities.

Gains, whether realized or unrealized, on securities that support long-term life insurance and annuity contracts are expected to be used to support life insurance and annuity benefits. If there are losses, those losses would generally be recovered from reduced future insurance and annuity payments. Net Income and Shareholders' Equity now include realized and unrealized, respectively, gains and losses on securities, part of which will be needed to support insurance and annuity benefits.

Current accounting standards do not require or permit adjustment of insurance and annuity reserves to recognize the full effect of these realized and unrealized gains and losses on future benefit payments, unless there is a contractual obligation which requires the attribution of these gains or losses to policyholders.

We believe that an appropriate adjustment for these future benefits as of December 31, 1993 would increase policy reserves and reduce Shareholders' Equity by $665.3 million, net of taxes, or $6.45 per share. If Shareholders' Equity were calculated on this adjusted basis, it would be $32.94 per share. These adjustments reflect the reversal of interest related fixed income unrealized gains and the deferral and amortization of such realized gains from portfolios supporting life and annuity products.

Outlook
In 1994, efforts will continue to streamline and bring greater focus to the identity of Lincoln Life and its nationwide network of agencies. One strategy that will be implemented during the year will involve gathering our life insurance agency offices under a common banner. They will all be members of the Lincoln Financial Group.

Lincoln Life will continue to find opportunities to apply its knowledge of the retirement marketplace and the investment markets to continue growing its life insurance and annuities operations. In 1994, Lincoln Life's agency system will be the primary distributor for LNC's new family of mutual funds, the Lincoln Advisor Funds.

We are encouraged by the growth in sales of Lincoln Life's life insurance products. It appears that this growth is continuing into 1994. We anticipate that annuity assets will continue to grow near the high rate of recent years.



Review of Operations: Life-Health Reinsurance

Year Ended December 31  (in millions)   1993     1992    1991    1990    1989

Income from Operations* ------------   $18.9    $58.3   $33.0   $52.2   $48.5

Realized Loss on Investments** -----   $(1.6)      --      --      --      --

        Net Income* ----------------   $17.3    $58.3   $33.0   $52.2   $48.5

Individual Life Sales  (in billions)   $17.3    $14.0   $17.0   $19.1   $25.0


December 31            (in billions)    1993     1992    1991    1990    1989

Life Insurance In-Force ------------  $118.0   $113.6  $102.2  $101.4   $98.7

 *Income from operations and net income for 1993 include the impact of a change in estimate of the reserve level needed for LNC's reinsurance disability income business (see note 2 to the consolidated financial statements on page 39).

**Prior to 1993, all realized gain (loss) on investments was included in Other Operations (see note 8 to the consolidated financial statements on page 51).


The Life-Health Reinsurance segment, comprised of Lincoln National Reinsurance Cos. (LNRC), reported 1993 income from operations of $18.9 million. This included a loss of $51.0 million from disability income reinsurance, largely from reserve strengthening. Reinsurance products other than disability income produced earnings of $69.9 million. Thus, strong performances in the individual life, group and international lines of business were overshadowed by the poor results in the disability income reinsurance area. In 1992, the segment earnings of $58.3 million included a loss from disability income of $8.7 million.

Customer Focus
LNRC provides a full range of risk management products and consulting services to four primary customer groups: insurance companies in the United States and selected international markets, health maintenance organizations
(HMOs), self-funded employer groups with risk management needs, and other primary risk-accepting organizations. An exclusive network of account executives and sales specialists distributes products with a consultative client approach. Based upon LNRC's competitive analysis of premium volume for the year ended December 31, 1992, it is clear that the long-term business relationships and the value added in providing unique client solutions continue to position LNRC as the leading life-health reinsurer in the United States.

Disability Income
The reinsurance industry's profitability in the disability income business has been adversely affected by several external factors. These included consolidation among the direct disability income writers, lower interest rates, and the white-collar recession's effect on the professional market.
The key competitive factors in the marketplace became large amounts of monthly income replacement and liberal benefit definitions for non-cancelable policies which do not provide any means to correct underpricing.

In 1990, LNRC, then the largest reinsurer of disability income, began to perceive problems developing in the market. The company took action to apply its risk management skills to those aspects of the business it could positively affect. This included increasing rates and tightening underwriting standards. One consequence of these actions was a reduction in new business by 67% since 1990.

Because of the inability to correct pricing on existing in-force business, and in order to manage its exposure, LNRC expanded its aggressive program to help client companies with claims management and claims closure. In the fourth quarter of 1993, we recognized that despite our efforts, our experience was not improving. This led to further strengthening reserves to recognize expected future losses. The adequacy of disability income reserves is dependent on future morbidity experience and other factors which are subject to substantial variability. Accordingly, we cannot be assured future losses will not emerge.

Individual Life
One of the primary reasons for LNRC's strong earnings of the last two years was favorable mortality on Individual Life reinsurance. Individual life sales increased 24% in 1993.

Group Markets
Group Reinsurance has experienced favorable morbidity in the last two years, contributing to the strong earnings reported. Competition has intensified in the HMO market, one of LNRC's primary group market customers. As HMO's move to a broader spectrum of products, LNRC is prepared to provide market knowledge and ancillary products such as short-term disability, accidental death and dismemberment, and group life.

There are still many uncertainties surrounding national health care reform. Whatever the outcome, LNRC is well positioned to follow the risk to design and provide products and services to meet risk management needs.

Life Underwriting System
The essence of the partnership and integration between an insurer and reinsurer is moving to new, more sophisticated levels. Today, strategic relationships are developed around the flow of information. Companies are migrating to electronic commerce where billing, underwriting and other risk management functions are increasingly shared with their reinsurer in a direct electronic interface. LNRC's Life Underwriting System (LUS), a patented state-of-the-art risk management tool, provides decision support to the underwriter, improving service and reducing insurers' expenses. In addition to the LUS, a new risk management product, Datalliance, has been delivered to the marketplace. Both products were developed by LNRC. Datalliance provides an electronic interchange of information between parties sharing in the risk management process. These products provide the foundation for insurance companies to re-engineer their internal processes and interactions with their risk management partners.

Outlook
LNRC will continue to closely monitor the disability income situation and, as always, take necessary actions to protect the fundamental earnings strength in our other reinsurance operations. The company expects 1994 reinsurance earnings to recover and believes over the long-term LNRC will continue to contribute a steady and significant stream of earnings to LNC.

LNRC's ongoing strategy will be to make the best use of its unique competencies to design customer focused, custom-made, total risk management solutions for its clients. LNRC will expand the range of products and services offered to maintain its position as the premier life-health reinsurer in the United States.


Review of Operations: Employee Life-Health Benefits

Year Ended December 31 (in millions)  1993    1992     1991     1990     1989
Financial Results by Source

Employers Health Insurance Company  $54.3    $40.8    $39.5    $34.2     $5.2
Managed Health Care --------------     --       --      4.0     19.0      (.6)
      Income from Operations -----   54.3     40.8     43.5     53.2      4.6
Realized Gain on Investments*-----    1.0       --       --       --       --
      Net Income -----------------  $55.3    $40.8    $43.5    $53.2     $4.6

Other Information
Premiums ----------------------- $1,228.6 $1,184.0 $2,436.9 $2,260.3 $2,076.4
Equivalents --------------------    217.3    195.5    841.3    707.6    648.5


December 31   (in thousands of lives)   1993     1992    1991    1990    1989
Health-Individual Enrollees
Employers Health Insurance Company -   1,030      926     996     879     811
Managed Health Care ----------------      --       --   2,679   2,865   2,834
      Total Enrollees --------------   1,030      926   3,675   3,744   3,645

*Prior to 1993, all realized gain (loss) on investments was included in Other
 Operations (see note 8 to the consolidated financial statements on page 51).

Employers Health Insurance Company produced record income from operations of $54.3 million in 1993 versus $40.8 million in 1992. A reduction in medical cost trends contributed to this earnings improvement.

For the year, the company's health insurance premium reached $1.2 billion. Employers Health is ranked as the 12th largest U.S. group health insurer based on 1992 annual statutory premiums (The National Underwriter, June
1993). In 1993, in-force members grew by 11% over the previous year, bringing total members to more than 1 million.

Employers Health is a single source provider of a broad line of managed care products and employee benefit products for small businesses. The company has focused primarily on employer groups of 2 to 150 lives and also offers administrative services for larger groups in selected markets.

Employers Health distributes managed care medical insurance products, as well as non-medical specialty products and administrative services through more than 40,000 independent agents. While it writes business in 40 states, the company has managed care geographic concentration, with more than 75% of its medical membership concentrated in 10 states. Employers Health offers Preferred Provider Organizations (PPOs) and Health Maintenance Organizations
(HMOs) services through wholly or partially owned plans and through alliances and contractual relationships with other managed care organizations.

In July 1993, Employers Health began providing all of the marketing and administrative services for the Health Insurance Plan of California, the nation's first state sponsored purchasing pool. A purchasing pool enables employers to group together for combined purchasing power and administrative efficiencies.

Outlook
In December 1993, LNC, through its wholly-owned subsidiary Lincoln National Life Insurance Company, announced it would sell, through a public offering, approximately 60% or 10.5 million shares of EMPHESYS Financial Group, Inc. EMPHESYS is a holding company created by Lincoln Life which owns the stock of Employers Health. Depending on market demand, Lincoln Life may sell more than 60% of the company.

LNC has decided to divest a majority interest of Employers Health in order to devote more of its resources to its primary businesses and further reduce its investment in the group health business. LNC intends to use the proceeds from the sale for further growth. At the time of this writing, LNC anticipates the sale will close in March 1994.


Discussion and Analysis of Investments

December 31           (in billions)  1993      1992     1991     1990     1989

Total Invested Assets*-----------    $29.7    $25.5    $23.0    $19.1    $17.8



Year Ended December 31 (in millions) 1993      1992     1991     1990     1989

Net Investment Income**---------- $2,146.5 $1,987.3 $1,799.3 $1,653.4 $1,580.2



Net Realized Gain (Loss)
  on Investments ----------------    268.4    176.9    163.1   (103.0)    86.7

 *Effective December 31, 1993, with the adoption of FAS 115, all fixed maturity securities are carried at fair values.

**Net investment income for 1993 includes a change in estimate of income from mortgage-backed bonds (see note 2 to the consolidated financial statements on page 39).


Net realized gain (loss) on investments in 1993 and 1992 was $268.4 million ($170.3 million after taxes) and $176.9 million ($118.6 million after taxes), respectively. These gains were the result of the sale of investments, less write-downs and allowances for losses. The write-downs of fixed maturity and equity securities were recorded when the securities were deemed to have declines in market value that were other than temporary. With the exception of interest only mortgage-backed securities, the fixed maturity securities to which these write-downs apply were generally of investment grade quality at the time of purchase, but were classified as "below investment grade" at the time of the write-downs. Provision for losses were established for mortgage loans on real estate and real estate where the underlying value of the property was deemed to be less than the carrying value. The provision for losses in 1993 includes $64.1 million for the adoption of FAS 114 (see note 2 to the consolidated financial statements on page 38). The amount of these write-downs and provisions for losses is disclosed within the notes to the accompanying financial statements (see note 3 to the consolidated financial statements on page 40).

Net investment income increased 8% in 1993 as the result of a 12% increase in mean invested assets (cost basis) being partially offset by a decrease in the yield on investments from 8.24% to 7.93%. Lower net investment income for 1993 in the Property-Casualty segment, due to lower volumes of business, were more than offset by increases in the other business segments. Net investment income increased 10% in 1992 as the result of a 13% increase in invested assets being partially offset by a decrease in the yield from 8.38% to 8.24%.

The investment portfolio, excluding cash and invested cash, is comprised of fixed maturity securities; equities; mortgage loans on real estate; real estate, either wholly owned or joint ventures; and other long-term investments. LNC purchases investments which have yield, duration and other characteristics which take into account the liabilities of the products being supported. The dominant investment held is fixed maturity securities which represents 81% of the investment portfolio. A $3.6 billion increase in the fixed maturity portfolio, including increases related to the adoption of FAS 115, accounted for most of the $4.2 billion increase in the investment portfolio in 1993.

Fixed Maturity Securities
In 1993, LNC's fixed maturity portfolio produced a return of 12.7% compared to an industry recognized index (Lehman Brothers, Government/Corporate Bond Index) which produced 11.0%

LNC maintains a high-quality fixed maturity securities portfolio. As of December 31, 1993, $11.8 billion or 53% of the securities in the portfolio were rated AA or better and $956.9 million or 4.3% of the portfolio was invested in below investment grade (BB or less) securities (see note 3 to the consolidated financial statements on page 41). The below investment grade securities represent 3.2% of the total investment portfolio. The interest rates available on these below investment grade securities are significantly higher than are available on other corporate debt securities. Also, the risk of loss due to default by the borrower is significantly greater with respect to such below investment grade securities because these securities are generally unsecured, often subordinated to other creditors of the issuer and issued by companies that usually have high levels of indebtedness. LNC attempts to minimize the risks associated with these below investment grade securities by limiting the exposure to any one issuer and by closely monitoring the credit worthiness of such issuers. For the year ended December 31, 1993, the aggregate cost of such investments purchased was $391.4 million. Aggregate proceeds from such investments sold were $283.2 million, resulting in a realized pre-tax gain at the time of sale of $17.4 million.

As of December 31, 1993, LNC adopted FAS 115 and reclassified its entire fixed maturity securities portfolio as "available-for-sale." With such reclassification, the fixed maturity securities are carried at current fair value and changes in fair values, net of related deferred acquisition costs, amounts required to satisfy policyholder commitments and taxes, are charged or credited directly to shareholders' equity (see note 2 to the consolidated financial statements on page 39). As of December 31, 1993, LNC's fixed maturity securities were comprised of securities with gross unrealized gains of $1,925.0 million and gross unrealized losses of $179.9 million.

LNC's fixed maturity securities available-for-sale includes mortgage-backed bonds. The mortgage-backed bonds are subject to risks associated with variable prepayments. This may result in these securities having a different actual maturity than planned at the time of purchase. Securities that have an amortized cost greater than par which are backed by mortgages that prepay faster than expected will incur a reduction in yield or a loss. Those securities that have an amortized cost lower than par that prepay faster than expected will generate an increase in yield or a gain. The degree to which a security is susceptible to either gains or losses is influenced by the difference between its amortized cost and par, the relative sensitivity of the underlying mortgages backing the assets to prepayment in a changing interest rate environment and the repayment priority of the securities in the overall securitization structure.

LNC limits the extent of these risks by generally avoiding securities whose cost significantly exceeds par, by purchasing securities which are backed by stable collateral, and by concentrating on securities with enhanced priority in their trust structure. Such securities with reduced risk typically have a lower yield (but higher liquidity) than higher-risk mortgage-backed bonds. At selected times, higher-risk securities may be purchased if they do not compromise the safety of the general portfolio. At December 31, 1993, LNC did not have a significant amount of higher-risk mortgage-backed bonds. There are negligible default risks in the mortgage-backed bond portfolio as a whole as the vast majority of the assets are either guaranteed by U.S. government-sponsored entities or are supported in the securitization structure by junior securities enabling the assets to achieve high investment grade status.


At December 31, 1993, the current par, amortized cost and estimated fair value of investments in mortgage-backed bonds summarized by interest rates of the underlying collateral are as follows:

                                              Current                     Fair
December 31                 (in millions)       Par         Cost         Value

Below 7% -------------------------------     $  269.1     $  271.7    $  272.2
7% - 8% --------------------------------      1,296.5      1,271.2     1,298.0
8% - 9% --------------------------------      1,378.6      1,319.8     1,427.0
Above 9% -------------------------------      2,933.8      2,823.0     3,064.8
        Total                                $5,878.0     $5,685.7    $6,062.0


Equities
The equity securities portion of the investment portfolio produced a realized pre-tax gain of $156.7 million in 1993 as compared with $83.5 million in 1992. This continued strong performance reflects the success of LNC's two affiliates (Lynch & Mayer and Vantage Global Advisors, Inc). These advisors manage equity funds for Lincoln National. While the stock market, as measured by the S&P 500, had an investment return of 10.1% for the year, the combined return on assets managed by Lynch & Mayer and Vantage Global Advisors, Inc. was 14.6%.

Total Return
While many insurance companies invest to maximize current income, we follow a total return strategy that focuses the change in market value of our assets in addition to current income. This approach permits us to be more effective in our asset liability management efforts, since decisions can be made based upon the true economic value of assets and true economic costs of liabilities. Total return requires that we evaluate the risk and expected return of each asset.

Mortgage Loans and Real Estate
Mortgage loans on real estate represented 11.1% of the total investment portfolio as of December 31, 1993, while real estate owned represented 2.1%. In January 1994, LNC announced its intention to sell approximately $300 million in performing and non-performing mortgage loans and real estate holdings through a sealed bid process. If the transaction is consummated, the selling price is expected to approximate the carrying value. As of December 31, 1993, the underlying properties supporting the mortgage loans on real estate consisted of 29% in commercial office buildings, 27% in retail stores, 19% in apartments, 12% in industrial buildings, 3% in hotels/motels and 10% in other. In addition to the dispersion by type of property, the mortgage loan portfolio is distributed regionally throughout the United States.

Mortgage loans on real estate are actively monitored to identify problem loans. LNC classifies mortgage loans as problem loans if they are non-accrual loans (i.e., principal and interest are 60 days past due), restructured loans (i.e., the terms of the original loan have been modified) or all other loans not in the first two categories that are considered impaired. LNC considers a mortgage loan impaired when, based on current information and events, it is probable that LNC will be unable to collect all amounts due according to the contractual terms of the loan agreement. In addition, LNC also classifies loans as potential problem loans when available information causes management to be concerned about the borrowers' ability to comply with the present loan terms, including the repayment of outstanding interest and principal.

When LNC determines that a loan is impaired as defined above, a provision for loss is established for the difference between the carrying value of the mortgage loan and the estimated value. Estimated value is based on either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price or the fair value of the collateral. Additional amounts were added to the mortgage loan provision for losses during 1993 due to the adoption of FAS 114 (see note 2 to the consolidated financial statements on page 38). When a mortgage loan becomes 60 days past due, all existing accruals for interest due are reversed and interest is recorded on a cash basis until the mortgage loan is brought current.

The commercial mortgage loan market deteriorated throughout the nation in 1992 and 1993. Lincoln National, like many other insurers, did not escape an increase in impaired loans. We continued to strengthen our provision for losses throughout 1992 and 1993, increasing the reserve level and the ratio of reserves to impaired mortgages. Net impaired loans as of December 31, 1993, totaled $554.7 million, as compared with $421.7 million as of December 31, 1992. Net impaired loans were only 1.9% of total investments at December 31, 1993.


A summary of LNC's problem mortgage loans on real estate and supplemental information with respect to such loans is as follows:

December 31                          (in millions)      1993         1992
Problem Loans:

Non-accrual loans --------------------------------    $276.3       $338.2
Restructured loans -------------------------------      59.8         90.2
Other problem loans ------------------------------     445.2        127.8
      Total Problem Loans ------------------------    $781.3       $556.2

Potential problem loans --------------------------    $ 92.1       $ 69.3

Total problem loans as of December 31, 1993 and 1992 of $781,300,000 and $556,200,000, respectively, include $684,500,000 and $356,300,000, respectively, of impaired loans and, accordingly, a provision for losses of $226,600,000 and $134,500,000 for 1993 and 1992, respectively, have been provided for such loans.

Year Ended December 31              (in millions)       1993         1992
Interest Income from Problem Loans:

Amount that would have been
  recorded under original terms ------------------     $76.5        $54.6

Interest income recorded during the period -------      52.3         33.8


LNC has a commitment to lend $132,000 on a restructured loan. No other future commitments have been made on non-accrual or restructured loans.

Outlook
Entering 1994, the market consensus was for slightly higher inflation than last year and moderate improvement in the economy.

The current consensus view and market focus are on much stronger economic growth and increasing inflationary pressures. Much of this focus could be attributed to the unusually high fourth quarter Gross Domestic Product report and potential inflationary findings in the Purchasing Manager's Report. This has resulted in further declines in bond and stock prices.

We are not as concerned with inflation versus the market at this time. While interest rates may be expected to continue to rise in the short term, we believe they are likely to fall in the second half of this year.

We made a strong commitment to the international equity market last year and continue to pursue this strategy. The returns for both domestic fixed-income and equity instruments will not approach that of the decade of the 1980's but should result in real returns closer to historical averages.


Review of Other Operations:

Year Ended December 31 (in millions)    1993    1992    1991     1990    1989

Financial Results by Source
Investment Management -------------- $   9.7  $  9.2  $  4.6  $   2.9  $  1.9
LNC Financing ----------------------   (26.7)  (33.8)  (34.2)   (37.2)  (41.7)
LNC Operations ---------------------   (22.3)  (18.2)  (16.3)   (19.5)  (21.3)
Other Corporate* -------------------      .4    (7.6)    9.5      5.5    (1.8)
Corporate Equity Investments              --   (36.6)  (39.6)   (43.1)  (33.1)
      Income (Loss) from Operations    (38.9)  (87.0)  (76.0)   (91.4)  (96.0)

Realized Gain(Loss)on Investments**-    19.8   118.6   113.3    (64.9)   60.5
Gain(Loss)on Sale of Subsidiaries --   (98.5)     --   (89.1)    27.7      --

Cumulative Effect of Accounting
  Change (Postretirement Benefits)***  (96.4)     --      --       --      --
      Net Income (Loss) ------------ $(214.0) $ 31.6  $(51.8) $(128.6) $(35.5)

  *Prior year data (1989-1992) has been restated for the adoption of FAS 109
   (see note 2 to the consolidated financial statements on page 38).

 **Prior to 1993, all realized gain (loss) on investments was included in Other Operations (see note 8 to consolidated financial statements on page
   51).

***This accounting change relates to the adoption of FAS 106 (see note 2 to the consolidated financial statements on page 38).



The income (loss) from operations shown above for "Other Operations" represents unallocated revenues and expenses including LNC's investment management companies, corporate investment income, interest expense on short-term and long-term borrowings, corporate overhead expenses and certain other operations that are not directly related to the four business segments.

The Investment Management operations reported above include Lincoln National Investment Management Company, Lynch & Mayer and Vantage Global Advisors, Inc. These investment advisors provide investment advisory services and asset management services to LNC's annuity, pension and insurance customers as well as for LNC's corporate portfolios. In addition to managing these accounts, their services are provided to outside, institutional clients and high net worth individuals.

Corporate interest expense included within the LNC financing line above was less for 1993 than 1992 due to the use of proceeds from a Common Stock offering (see note 9 to the consolidated financial statements on page 52) to pay down corporate debt.

Net income shown above for "Other Operations" includes the items described above under income from operations plus the cumulative effect of the accounting change for the consolidated group of companies related to postretirement benefits, the gain (loss) on sale of subsidiaries (see note 10 to the consolidated financial statements on page 53) and certain realized gain
(loss) on sale of investments.



REVIEW OF CONSOLIDATED OPERATIONS AND FINANCIAL CONDITION

Summary Information
                                                                   Increase
                                                                  (Decrease)
Year Ended December 31 (in millions) 1993      1992     1991     1993   1992

Insurance premiums:
  Property-casualty ------------ $1,841.4  $2,083.0 $2,242.0     (12%)   (7%)
  Health -----------------------  1,927.0   1,857.7  3,106.3       4%   (40%)
  Life and annuity -------------  1,588.4   1,358.2  1,381.8      17%    (2%)

Insurance fees -----------------    470.4     409.5    357.5      15%    15%
Net investment income ----------  2,146.5   1,987.3  1,799.3       8%    10%

Realized gain on investments ---    268.4     176.9    163.1      52%     8%

Loss on sale of subsidiaries ---    (98.5)       --   (135.0)

Other revenue ------------------    146.1     161.5    254.0     (10%)  (36%)

Insurance benefits and expenses:
  Property-casualty ------------- 1,406.8   1,717.6  1,844.9     (18%)   (7%)
  Health ------------------------ 1,478.6   1,428.6  2,396.5       4%   (40%)
  Life and annuity -------------- 2,742.9   2,554.2  2,645.4       7%    (3%)

Expenses:
  Operating expenses ------------ 2,029.3   1,855.2  2,012.2       9%    (8%)
  Interest ----------------------    44.3      53.8     71.2     (18%)  (24%)

Federal income taxes (credits)* -   172.5      65.5     (3.1)

*Prior year data (1992-1991) has been restated for the adoption of FAS 109
 (see note 2 to the consolidated financial statements on page 38).


REVIEW OF CONSOLIDATED OPERATIONS

Consolidated operations are reviewed below except for Net Investment Income and Realized Gain on Investments which are reviewed in the preceding Discussion and Analysis of Investments section. Revenue and expenses associated with the portion of the Employee Life-Health Benefits segment which was sold have been excluded from the 1993 and 1992 operating results as the estimated cost of the run-off of such operations was included in the loss on sale of subsidiaries recorded in the fourth quarter of 1991.

Insurance Premiums
Property-casualty premiums decreased 12% in 1993 and 7% in 1992. The decrease in 1993 and 1992 is primarily the result of implementing a more stringent underwriting policy to improve loss experience. The volume of premium that this segment will produce in 1994 is dependent upon whether the pricing within the property-casualty insurance market place allows price increases that are necessary to maintain and improve profitability.

Health premiums increased $69.3 million or 4% in 1993 as the result of increased volumes of business and rate increases implemented over the past year. Health premiums decreased $1.2 billion in 1992. Excluding the 1991 impact of the portion of the Employee Life-Health Benefits segment which was sold in 1992, health premiums decreased $22.2 million or 1%. This decrease was due to premium rate increases on business retained being more than offset by lower volumes of business. The premium rate increases and the lower volume resulted from holding healthcare trend factors at a high level for new and renewal business quotes. If LNC consummates the sale of its primary direct writer of health coverages (see note 10 to the consolidated financial statements on page 53) health premiums will be approximately 50% lower in 1994.

Life and annuity premiums increased 17% in 1993. This increase resulted from increases in the volume of transactions by the Life Insurance and Annuities and Life-Health Reinsurance segments. Life and annuity premiums decreased 2% in 1992. Excluding the 1991 impact of the portion of the Employee Life-Health Benefits segment which was sold in 1992, life and annuity premiums increased 4% primarily as the result of an increase in the volume of transactions in the Life-Health Reinsurance segment. Barring the passage of unfavorable tax legislation that would eliminate the tax-advantages for some of LNC's life and annuity products, LNC expects life and annuity premium growth in 1994 similar to the growth for 1993.

Insurance Fees
Insurance fees from universal life and other interest-sensitive life insurance contracts increased 15% in 1993 and 1992. The growth in fees from this business is expected to continue in 1994.

Loss on Sale of Subsidiaries
In December 1993, LNC recorded a provision for loss on the sale of its Security-Connecticut subsidiary (see note 10 to the consolidated financial statements on page 56). In December 1991, LNC recorded a loss on the anticipated sale of a portion of the Employee Life-Health Benefits segment (see note 10 to the consolidated financial statements on page 53).

Other Revenue
Other revenue decreased 10% in 1993 as a result of a decrease in the Property-Casualty segment due to the sale of an agency company that specialized in the sports and entertainment market. Excluding the 1991 impact of a portion of the Employee Life-Health Benefits segment which was sold in 1992, other revenue increased 20% in 1992. This increase is the result of increased revenues from fees in the Life Insurance and Annuities segment.

Insurance Benefits and Expenses
Property-casualty benefits decreased by 18% compared with 1992. This decrease was the result of reduced volumes of insurance as indicated by the reduction in insurance premiums and a decrease in weather-related claims. Property-casualty benefits decreased by 7% as compared with 1991. This decrease was the net result of reduced volumes of insurance in-force and an increase in weather-related claims. The 1991-1993 period had above average catastrophe and storm losses. Assuming an average catastrophe and storm loss year in 1994, the property-casualty benefits will likely parallel the change in property-casualty premiums.

Health benefits increased 4% in 1993 compared to 1992. This increase was the result of higher volumes of business and the impact of a change in estimate of the reserve level needed for the Life-Health Reinsurance segments disability income business (see note 2 to the consolidated financial statements on page
42) being partially offset by moderating claims in the Employee Life-Health Benefits segment. Health benefits, excluding the 1991 impact of the portion of the Employee Life-Health Benefits segment which was sold in 1992, were $12.6 million or 7% more in 1992 than in 1991. This is the net result of lower volumes of business and inflation in the cost of providing health care in the Life-Health Reinsurance and Employee Life-Health Benefits segments. As noted within the insurance premium section, if LNC consummates the partial sale of its primary direct writer of health coverages (see note 10 to the consolidated financial statements on page 53) the volume of health business will decrease by about 50% in 1994. Health benefits are also expected to decrease by approximately 50%.

Life and annuity benefits and settlement expenses increased 7% in 1993 compared to 1992. This increase was the result of increased volumes of business in the Life Insurance and Annuities and Life-Health Reinsurance segments. Life and Annuity benefits and settlement expenses, excluding the 1991 impact of the portion of the Employee Life-Health Benefits segment which was sold in 1992, increased by 9%, primarily as a result of increased business in 1992 in the Life-Health Reinsurance segment and more favorable mortality than in 1991. The increase in life and annuity benefits expense in 1994 is expected to parallel the growth in life and annuity premiums.

Expenses
Underwriting, Acquisition, Insurance and Other expenses increased 9% in 1993 compared to 1992. This increase was the result of inflation, higher volumes of insurance and higher costs for postretirement benefits. Excluding the 1991 impact of the portion of the Employee Life-Health Benefits segment which was sold in 1992, underwriting, acquisition, insurance and other expenses increased $232.9 million or 14% in 1992. This increase was the result of inflation and an increase in the volume of insurance except in the Property-Casualty segment. In 1994, LNC's segments will continue to adjust staff levels as appropriate to match business volumes.

Interest expense decreased $9.5 million or 18% in 1993 compared to 1992 as a result of decreases in the average debt outstanding. The average debt was lower due to the use of the proceeds of the February 1993 Common Stock offering to pay down debt (see note 9 to the consolidated financial statements on page 52). Interest expense decreased $17.4 million in 1992 as the result of decreases in the average debt outstanding, decreases in short-term interest rates and changes in the composition of debt outstanding. The average debt level for 1994 is expected to be lower than 1993 due to cash available at the holding company from subsidiary dividends being used to reduce debt outstanding. In addition, the 8% notes due in 1997 were called in March 1994.

Federal Income Taxes (Credits)
Federal income taxes increased $107.0 million in 1993 compared to 1992. This increase is primarily the result of increased pre-tax earnings and the lack of any tax benefit on the loss on sale of subsidiary (due to federal income tax regulations) being partially offset by an increase in tax-exempt investment income. The increase in the prevailing Corporate federal income tax rate from 34% to 35% during 1993 increased 1993 current taxes by approximately $5
million.   However, this increase was offset by a one-time increase to LNC's deferred tax recoverable (see note 4 to the consolidated financial statements on page 42). As restated for the effect of FAS 109 (see note 2 to the consolidated financial statements on page 38), federal income taxes increased from the tax credit of $3.1 million in 1991 to a tax charge of $65.5 million in 1992. This increase resulted primarily from an increase in pre-tax earnings.

Summary
Net income for 1993 was $318.9 million compared with $359.2 million in 1992. The 1992 amount has been restated for the effect of FAS 109 (see note 2 to the consolidated financial statements on page 38). Excluding realized gain on investments, loss on sale of subsidiary and the cumulative effect of implementing FAS 106, all net of tax, LNC earned $343.5 million for 1993 compared to $240.6 million in 1992. All the business segments except for Life-Health Reinsurance contributed to this increase. Net income for 1993 includes two changes in estimates which essentially offset each other (see note 2 to the consolidated financial statements on pages 39). As restated, net income for 1992 was $359.2 million compared with $201.9 million in 1991. Excluding net realized gains on investments net of taxes and the 1991 impact of the $89.1 million after-tax ($135.0 million pre-tax) loss on sale of subsidiaries, LNC earned $240.6 million in 1992 compared to $177.7 million in 1991. All the business segments contributed to this increase.

REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Consolidated financial condition is reviewed below except for Investments which are reviewed in the preceding Discussion and Analysis of Investments section.

Cash and Invested Cash
Cash and invested cash decreased by $306.2 million in 1993 as the result of moving invested cash to longer term investments.

Variable Life and Annuity and Segregated Pension Funds
This asset account as well as the corresponding liability account increased by $4.1 billion, reflecting a continued increase in funds under management.

Federal Income Taxes
Federal Income Taxes increased $261.3 million in 1993 and on a restated basis (see note 2 to the consolidated financial statements on page 38) increased $149.3 million in 1992. These increases resulted from the net effect of increases in discounting of insurance reserves, deferred acquisition costs and investment reserve additions; and in 1993 due to the effect of implementing FAS 115 (see note 2 to the consolidated financial statements on page 39).

Amount Recoverable from Reinsurers
This balance sheet account was added in 1993 as the result of the adoption of FAS 113 (see note 2 to the consolidated financial statements on page 38). These amounts were previously netted against policy liabilities and accruals.

Other Assets
The decrease in other assets relates to a decrease in expected proceeds from sales of security investments in the last few days of 1993 versus a higher volume of such transactions late in 1992.

Total Liabilities
Total liabilities increased by $7.6 billion in 1993.  This increase reflects
1)an increase in business activity as evidenced by an increase of $2.1 billion in contractholder funds, an increase of $4.1 billion in the liability for variable life and annuity and segregated pension funds and an increase in the policy liabilities and accruals of $1.4 billion; 2)a decrease in debt of $169.9 million; and 3)an increase in all other liabilities of $.2 million.
The increase in the policy liabilities and accruals includes $900 million related to the adoption of FAS 113 (see note 2 to the consolidated financial statements on page 38). Policy liabilities for both December 31, 1993 and December 31, 1992 included a liability for environmental losses of approximately $204.0 million. The increase in other liabilities relates to an increase in the expected payouts for security investments purchased in the last few days of 1993 versus a lower volume of such transactions late in 1992.

Shareholders' Equity
The increase in Shareholders' Equity of $1.2 billion compared to the restated December 31, 1992 balance (see note 2 to the consolidated financial statements on page 38), was the result of increases of $316.1 million from the public stock offering (see note 9 to the consolidated financial statements on page
52), $318.9 million of net income, $26.2 million from the issuance of Common Stock related to benefit plans and $768.4 million related to the cumulative effect of accounting change for debt and equity securities (see note 2 to the consolidated financial statements on page 39) being partially offset by $162.8 million in dividends to stockholders, $16.5 million related to the change in net unrealized gain (loss) on trading and equity securities and a $4.8 million reduction in the accumulated foreign exchange gain.

Capital adequacy is a primary measurement used by insurance regulators to determine the financial stability of an insurance company. New risk-based capital guidelines developed by the National Association of Insurance Commissioners became effective in 1993 for life insurance companies. The risk-based capital formula is designed to analytically determine,based on the level of insurance and investment risks of individual companies,the amount of capital that represents minimum acceptable operating amounts related to these risks. Regulatory action is triggered when an insurer's statutory-basis capital falls below the formula-produced capital level. Similar guidelines for property-casualty insurance companies were adopted for 1994. At December 31, 1993, statutory-basis capital for each of LNC's life and property casualty insurance subsidiaries was substantially in excess of regulatory action levels of risk-based capital (using the 1994 formula for property-casualty).

LIQUIDITY AND CASH FLOW

In the insurance industry, liquidity generally refers to the ability of an enterprise to generate adequate amounts of cash from its normal operations, including activities in its investment portfolio, to meet its financial commitments. LNC manages its operations, including prudent investment portfolio structuring, to provide for appropriate liquidity levels. The portfolio structuring involves segregating LNC's investments by segment, sub-segment or type of product. The investments selected for each segregated portfolio are based on LNC's desire to match the characteristics (e.g. duration and yield) of the underlying liabilities.

The Consolidated Statements of Cash Flows on page 38 indicate that operating activities provided cash of $1.0 billion, $870 million and $1.3 billion in 1993, 1992 and 1991, respectively. This statement also classifies the other sources and uses of cash by investing activities and financing activities and discloses the amount of cash available at the end of the year to meet LNC's obligations.

Although LNC generates adequate cash flow to meet the needs of its normal operations, periodically LNC may issue debt or equity securities to fund internal expansion, acquisitions, investment opportunities and the retirement of LNC's debt and equity. Additional cash funds are available from LNC's revolving credit agreements which provides for borrowing up to $550 million (see note 5 to the consolidated financial statements on page 45).

Transactions such as those described in the preceding paragraph that occurred during 1993 included a public stock offering which netted $316.1 million after expenses (see note 9 to the consolidated financial statements on page 52).
The proceeds from this offering were used to paydown short-term debt pending application for general corporate purposes, which may include further investment in existing insurance businesses or to finance acquisitions. In March 1994, LNC redeemed its $100 million of 8% notes payable due in 1997.
The redemption was funded with additional short-term debt.

In order to maximize the use of available cash, the holding company (Lincoln National Corporation) maintains a facility where subsidiaries can borrow from the holding company to meet their short-term needs and can invest their short-term funds with the holding company. Depending on the overall cash availability or need, the holding company invests excess cash in short-term investments or borrows funds in the external financial markets. In addition to facilitating the management of cash, the holding company receives dividends from its subsidiaries, invests in operating companies, maintains an investment portfolio and pays shareholder dividends and certain corporate expenses.


Holding Company Cash Flow

Year Ended December 31               (in millions)     1993     1992     1991
Dividends from subsidiaries:
  Lincoln National Life --------------------------  $  12.0 $     -- $   15.0
  American States Insurance ----------------------     60.0     64.0       --
  Other ------------------------------------------      4.0     12.3     18.5
Net investment income ----------------------------      4.3      8.0      7.8
Operating expenses -------------------------------    (19.5)   (34.9)   (30.9)
Interest -----------------------------------------    (39.0)   (43.2)   (62.9)
Net sales (purchases) of investments -------------     31.6     86.5     (5.4)
Increase (decrease) in cash collateral on
  loaned securities ------------------------------      9.5    (31.7)    54.8
Sale of subsidiaries -----------------------------      --     145.3       --
Pre-closing dividend from subsidiaries sold ------      --      40.9       --
Additional investment in existing subsidiaries ---   (105.8)  (103.1)  (154.6)
Net increase (decrease) in debt ------------------   (207.2)   (59.1)   195.8
Decrease (increase) in receivables from
  subsidiaries -----------------------------------    (14.2)    40.7     (9.8)
Increase (decrease) in loans from subsidiaries ---   (127.6)   113.4   (108.8)
Decrease (increase) in loans to subsidiaries -----     34.7     50.1    (64.1)
Federal income taxes paid ------------------------   (270.0)  (171.1)  (108.8)
Net tax receipts from subsidiaries ---------------    319.8    204.9    119.0
Dividends paid to shareholders -------------------   (156.2)  (139.2)  (126.0)
Issuance of Series F Preferred Stock -------------       --       --    158.7
Public offering of Common Stock ------------------    316.1       --       --
Other --------------------------------------------     (2.8)   (24.2)     6.7

Cash and invested cash - December 31 -------------  $ 271.7 $  422.0 $  262.4
Other investments - December 31 ------------------     43.9     58.4     72.0
Debt - December 31 -------------------------------    939.8  1,274.6  1,220.2


The table above shows the cash flow activity for the holding company from 1991 through 1993. The line, "net tax receipts from subsidiaries", recognizes that the holding company receives tax payments from subsidiaries, pays the consolidated tax liability and reimburses subsidiaries for the tax effect of any taxable operating or capital loss.

LNC's insurance subsidiaries are subject to assessments by state guaranty funds to cover losses to policyholders of insolvent or rehabilitated companies (see note 7 to the consolidated financial statements on page 51). LNC believes that it is unlikely that any such payments required to be made in 1994 could have a material negative effect on LNC's liquidity and cash flows.

As of December 31, 1993, $2.3 billion of consolidated shareholders' equity represents net assets of the consolidated insurance subsidiaries that is limited as to transfer in the form of dividends, loans or advances to the holding company (see note 7 to the consolidated financial statements on page
48). However, this restriction poses no short-term liquidity concerns for the holding company. The financial strength and stability of the subsidiaries permit ready access to short-term or long-term credit sources for the holding company.

Effect of Inflation
As indicated earlier in this review of consolidated operations, inflation affects LNC's revenues and expenses. LNC's insurance affiliates, as well as other companies in the insurance industry, attempt to minimize the effect of inflation by anticipating inflationary trends in the pricing of their products. Inflation does not have a significant effect on LNC's balance sheet due to the minimal amount of dollars invested in property, plant and equipment and the absence of inventories.


Item 8.  Financial Statements and Supplementary Data

Operating Results by Quarter


       (in millions, except per share)    1st Qtr  2nd Qtr  3rd Qtr   4th Qtr

1993 Data

Premiums and other considerations ---    $1,417.8 $1,332.4 $1,644.0 $1,579.1
Net investment income ---------------       511.8    523.6    521.6    589.5
Realized gain on investments --------         9.4     45.9    161.8     51.3
Loss on sale of subsidiary ----------          --       --       --    (98.5)
Income before cumulative effect
  of accounting change --------------        69.0    127.2    187.5     31.6
Net income (loss) -------------------       (27.4)   127.2    187.5     31.6

Income before cumulative effect of
  accounting change per share -------        $.69    $1.23     $1.82    $.31
Net income (loss) per share ---------        (.28)    1.23      1.82     .31

1992 Data

Premiums and other considerations ---    $1,392.8 $1,431.0 $1,537.1 $1,509.0
Net investment income ---------------       472.7    483.8    513.0    517.8
Realized gain on investments --------        59.4     28.7     87.4      1.4
Net income --------------------------       100.4     68.9    113.7     76.2

Net income per share ----------------       $1.08     $.74    $1.22     $.82


Applicable 1992 data has been restated for the adoption of FAS 109 (see note 2 to the consolidated financial statements on page 38) and the 1993 two-for-one split of LNC's Common Stock (see note 9 to the consolidated financial statements on page 52). Operating results in the first quarter of 1993 were affected by the adoption of FAS 106 and FAS 114 (see note 2 to the consolidated financial statements on page 38) and in the fourth quarter of 1993 by a provision for the loss on sale of Security-Connecticut Corporation which was completed in February 1994 (see note 10 to the consolidated financial statements on page 53). Income before cumulative effect of accounting change and net income for the fourth quarter of 1993 include two changes in estimate which essentially offset each other (see note 2 to the consolidated financial statements on page 39). Per share amounts were affected by the February 1993 issuance of 9,200,000 shares of Common Stock (see note 9 to the consolidated financial statements on page 52).


Consolidated Financial Statements


The consolidated financial statements of Lincoln National Corporation and Subsidiaries follow on pages 30 through 54.


                       LINCOLN NATIONAL CORPORATION
                       CONSOLIDATED BALANCE SHEETS

December 31                       (000'S omitted)        1993          1992
                                                                  (Restated)
ASSETS

Investments:

  Securities available-for-sale, at fair value:
    Fixed maturity (cost: 1993-$22,219,285;
      1992-$1,951,277) -------------------------    $23,964,335  $ 1,978,845
    Equity (cost: 1993-$896,477; 1992
      $706,939) --------------------------------      1,080,301      923,419
  Fixed maturity securities held for
    investment, at amortized cost
    (fair value: 1992-$19,482,614) -------------          --      18,352,318
  Mortgage loans on real estate ----------------      3,300,951    3,135,075
  Real estate ----------------------------------        633,103      400,687
  Policy loans ---------------------------------        595,085      563,532
  Other investments ----------------------------        158,170      171,037

        Total Investments ----------------------     29,731,945   25,524,913

Cash and invested cash -------------------------        709,664    1,015,850

Property and equipment -------------------------        233,467      192,744

Deferred acquisition costs ---------------------      2,011,131    2,117,896

Premiums and fees receivable -------------------        601,883      791,582

Accrued investment income ----------------------        413,144      436,286

Variable life and annuity
  and segregated pension funds -----------------     12,430,577    8,368,108

Federal income taxes ---------------------------          --         110,324

Amounts recoverable from reinsurers ------------      1,460,038          --

Goodwill ---------------------------------------        228,530      261,894

Other assets -----------------------------------        559,982      727,698

        Total Assets ---------------------------    $48,380,361  $39,547,295



See notes to consolidated financial statements on pages 36 - 53.



                       LINCOLN NATIONAL CORPORATION
                        CONSOLIDATED BALANCE SHEETS
                                -CONTINUED-


December 31                        (000's omitted)       1993          1992
                                                                  (Restated)
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

  Policy liabilities and accruals:
    Future policy benefits and
      losses, claims and loss expenses ----------   $12,652,036  $11,124,560
    Unearned premiums ---------------------------       858,805      980,497

         Total Policy Liabilities
           and Accruals -------------------------    13,510,841   12,105,057

  Contractholder funds --------------------------    14,872,141   12,849,280
  Variable life and annuity
    and segregated pension funds ----------------    12,430,577    8,368,108
  Federal income taxes --------------------------       150,951        --
  Short-term debt -------------------------------       351,418      433,407
  Long-term debt --------------------------------       335,097      423,034
  Other liabilities -----------------------------     2,657,015    2,541,538

         Total Liabilities ----------------------    44,308,040   36,720,424


Shareholders' Equity:
  Series A Preferred Stock
    (1993 liquidation value - $3,783) -----------         1,553        1,896
  Series E Preferred Stock
    (1993 liquidation value - $151,569) ---------       151,206      151,206
  Series F Preferred Stock
    (1993 liquidation value - $158,707) ---------       158,707      158,707
  Common Stock ----------------------------------       543,659      200,986
  Earned surplus --------------------------------     2,303,731    2,147,691
  Foreign currency translation adjustment -------        (1,214)       3,643
  Net unrealized gain on
    securities available-for-sale ---------------       914,679      162,742

         Total Shareholders' Equity -------------     4,072,321    2,826,871


         Total Liabilities and
           and Shareholders' Equity -------------   $48,380,361  $39,547,295



See notes to consolidated financial statements on pages 36 - 53.



                       LINCOLN NATIONAL CORPORATION
                     CONSOLIDATED STATEMENTS OF INCOME


Year Ended December 31   (000's omitted)       1993        1992        1991

                                                     (Restated)   (Restated)
Revenue:
  Insurance premiums ------------------  $5,356,797  $5,298,892  $6,730,157
  Insurance fees ----------------------     470,395     409,474     357,485
  Net investment income ---------------   2,146,519   1,987,296   1,799,348
  Realized gain on investments --------     268,422     176,948     163,119
  Loss on sale of subsidiaries --------     (98,500)       --      (135,000)
  Other -------------------------------     146,124     161,493     253,938
      Total Revenue -------------------   8,289,757   8,034,103   9,169,047

Benefits and Expenses:
  Benefits and settlement expenses ----   5,628,279   5,700,443   6,886,818
  Underwriting, acquisition,
    insurance and other expenses ------   2,029,348   1,855,167   2,012,257
  Interest expense --------------------      44,301      53,794      71,202
      Total Benefits and Expenses -----   7,701,928   7,609,404   8,970,277

      Income before Federal Income
        Taxes and Cumulative Effect
        of Accounting Change ----------     587,829     424,699     198,770

Federal income taxes (credits) --------     172,546      65,528      (3,190)

      Income before Cumulative Effect
        of Accounting Change ----------     415,283     359,171     201,960

Cumulative effect of accounting
  change (postretirement benefits) ----     (96,431)        --          --

      Net Income ----------------------  $  318,852  $  359,171  $  201,960



Earnings Per Share:

Income before cumulative
  effect of accounting change ---------       $4.06       $3.86       $2.23

Cumulative effect of accounting
  change (postretirement benefits) ----        (.94)        --          --

      Net Income ----------------------       $3.12       $3.86       $2.23



See notes to consolidated financial statements on pages 36 - 53.


                       LINCOLN NATIONAL CORPORATION
              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


Year Ended December 31       (000's omitted)      1993        1992       1991
                                                         (Restated) (Restated)
Preferred Stock:
  Series A Preferred Stock:
    Balance at beginning of year ----------   $  1,896    $  2,208   $  2,490
    Conversion into Common Stock ----------       (343)       (312)      (282)
       Balance at End of Year -------------      1,553       1,896      2,208

  Series E Preferred Stock:
    Balance at beginning
      and end of year ---------------------    151,206     151,206    151,206

  Series F Preferred Stock:
    Balance at beginning of year ----------    158,707     158,707       --
    Issuance of shares --------------------        --          --     158,707
       Balance at End of Year -------------    158,707     158,707    158,707

Common Stock:
  Balance at beginning of year ------------    200,986     179,656    177,306
  Conversion of series A Preferred Stock --        343         312        282
  Public offering of Common Stock ---------    316,100         --         --
  Issued for benefit plans ----------------     26,930      22,095      2,571
  Shares forfeited under benefit plans ----       (700)     (1,077)      (503)
       Balance at End of Year -------------    543,659     200,986    179,656

Earned Surplus:
  Balance at beginning of year
    as previously reported ----------------  2,272,055   2,049,937  1,969,645
  Retroactive adjustment for the
    new method of accounting for
    income taxes --------------------------   (124,364)   (120,674)  (114,226)
       Balance at Beginning of
         Year, as Restated ----------------  2,147,691   1,929,263  1,855,419
  Net income ------------------------------    318,852     359,171    201,960
  Dividends declared:
    Series A Preferred Stock --------------       (146)       (181)      (211)
    Series E Preferred Stock --------------     (8,336)     (8,336)    (8,336)
    Series F Preferred Stock --------------     (8,729)     (8,729)    (4,486)
    Common Stock --------------------------   (145,601)   (123,497)  (115,083)
       Balance at End of Year -------------  2,303,731   2,147,691  1,929,263

Foreign Currency Translation Adjustment:
  Accumulated adjustment at
    beginning of year ---------------------      3,643      24,710     26,660
  Change during the year ------------------     (4,857)    (21,067)    (1,950)
       Balance at End of Year -------------     (1,214)      3,643     24,710

Net Unrealized Gain (Loss) on Securities
  Available-for-sale:
  Balance at beginning of year ------------    162,742     210,082     66,346
  Cumulative effect of accounting change --    768,419         --         --
  Other change during the year ------------    (16,482)    (47,340)   143,736
       Balance at End of Year -------------    914,679     162,742    210,082

       Total Shareholders' Equity
         at End of Year ------------------- $4,072,321  $2,826,871 $2,655,832


See notes to consolidated financial statements on pages 36 - 53.

                       LINCOLN NATIONAL CORPORATION
        CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY - continued


Year Ended December 31   (Number of Shares)      1993        1992        1991

Preferred Stock:
(10,000,000 shares authorized)

  Series A Preferred Stock:
    Balance at beginning of year --------      57,716      67,208      75,801
    Conversion into Common Stock --------     (10,427)     (9,492)     (8,593)
       Balance Issued and Outstanding
        at End of Year ------------------      47,289      57,716      67,208

  Series E Preferred Stock:
    Balance issued and outstanding
     at beginning and end of year -------   2,201,443   2,201,443   2,201,443

  Series F Preferred Stock:
    Balance at beginning of year --------   2,216,454   2,216,454         --
    Issuance of shares ------------------         --          --    2,216,454
       Balance Issued and Outstanding
        at End of Year ------------------   2,216,454   2,216,454   2,216,454

Common Stock:
(400,000,000 shares authorized)

  Balance at beginning of year ----------  84,142,458  83,174,370  82,991,938
  Conversion of series A Preferred Stock-      83,416      75,936      68,744
  Public offering of Common Stock -------   9,200,000         --          --
  Issued for benefit plans --------------     786,192     896,350     129,736
  Shares forfeited under benefit plans --     (28,876)     (4,198)    (16,048)
       Balance Issued and Outstanding
        at End of Year ------------------  94,183,190  84,142,458  83,174,370


Common Stock (assuming conversion of
  Series A, E and F Preferred Stock):
       End of Year ---------------------- 103,397,296   93,439,980  92,547,828
       Average for the Year ------------- 102,307,356   92,977,312  90,658,726

Dividends Per Share:
  Series A Preferred Stock --------------     $ 3.00        $ 3.00      $ 3.00

  Series E Preferred Stock --------------       3.79          3.79        3.79
  Series F Preferred Stock --------------       3.94          3.94        2.02
  Common Stock --------------------------      1.550         1.475       1.385




See notes to consolidated financial statements on pages 36 - 53.



                       LINCOLN NATIONAL CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS


Year Ended December 31    (000's omitted)        1993        1992        1991
                                                        (Restated)  (Restated)
Cash Flows from Operating Activities:
Net income -----------------------------   $  318,852  $  359,171  $  201,960
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Deferred acquisition costs ---------     (203,661)   (146,010)   (378,118)
    Premiums and fees receivable -------      189,699     134,033      82,391
    Accrued investment income ----------       23,141      (5,734)    (79,622)
    Policy liabilities and accruals ----      361,397     256,237     909,927
    Contractholder funds ---------------    1,177,229     636,088     688,916
    Amounts recoverable from reinsurers-     (710,038)        --          --
    Federal income taxes ---------------      (96,469)   (128,074)   (148,901)
    Provisions for depreciation --------       58,893      60,142      60,944
    Realized gain on investments -------     (292,153)   (176,948)   (163,119)
    Loss on sale of subsidiaries -------       98,500         --      135,000
    Cumulative effect of accounting
      change ---------------------------       96,431         --          --
    Other ------------------------------       (8,725)   (118,406)     40,124
      Net Adjustments ------------------      694,244     511,328   1,147,542
      Net Cash Provided by
        Operating Activities -----------    1,013,096     870,499   1,349,502

Cash Flows from Investing Activities:
Securities available-for-sale:
  Purchases ----------------------------   (9,158,159) (8,553,010)   (803,882)
  Sales --------------------------------    8,834,823   8,472,278     736,549
  Maturities ---------------------------       45,937      17,645         --
Fixed maturity securities held for investment:
  Purchases ----------------------------   (6,626,937) (7,773,996)(14,826,510)
  Sales --------------------------------    3,205,203   4,245,048  10,709,786
  Maturities ---------------------------    1,858,044   1,446,902     732,106
Purchase of other investments ----------   (1,362,579) (1,181,106)   (773,634)
Sale or maturity of other investments --      733,585     916,652     744,806
Sale of subsidiaries -------------------          --      145,270         --
Increase in cash collateral on
  loaned securities --------------------       30,906     275,614      59,894
Other ----------------------------------      145,343    (159,964)     72,248
  Net Cash Used in Investing Activities-   (2,293,834) (2,148,667) (3,348,637)

Cash Flows from Financing Activities:
Principal payments on long-term debt ---       (2,805)    (32,855)    (11,283)
Issuance of long-term debt -------------       14,819     204,042         375
Net increase (decrease) in
  short-term debt ----------------------     (181,989)   (243,899)    190,922
Universal life and investment
  contract deposits --------------------    2,467,540   3,162,277   2,658,161
Universal life and investment
  contract withdrawals -----------------   (1,509,108) (1,218,461) (1,124,020)
Public offering of Common Stock --------      316,100         --          --
Issuance of Series F Preferred Stock ---          --          --      158,707
Common Stock issued for benefit plans --       26,230      21,018       2,068
Dividends paid to shareholders ---------     (156,235)   (139,151)   (125,956)
  Net Cash Provided by Financing
    Activities -------------------------      974,552   1,752,971   1,748,974

  Net Increase (Decrease) in Cash ------     (306,186)    474,803    (250,161)

Cash at Beginning of Year --------------    1,015,850     541,047     791,208

  Cash at End of Year ------------------   $  709,664  $1,015,850  $  541,047

See notes to consolidated financial statements on pages 36 - 53.


LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

Basis of Presentation. The accompanying consolidated financial statements of Lincoln National Corporation ("LNC") and its majority owned subsidiaries have been prepared in conformity with generally accepted accounting principles.

Investments. As of December 31, 1993, fixed maturity securities are classified based on management's current intent as available-for-sale and, accordingly, are carried at fair value (see note 2 on page 42). The cost of fixed maturity securities are adjusted for amortization of premiums and discounts. Equity securities (common and non-redeemable preferred stocks) are carried at fair value. Securities designated as fixed maturity-trading account and equity as of December 31, 1992, have been reclassified for the 1993 balance sheet as securities available-for-sale since their accounting treatment is the same as the securities designated as such as of December 31, 1993. Prior to December 31, 1993, LNC classified fixed maturity securities in accordance with existing accounting standards and, accordingly, selected those fixed maturity securities that were not intended to be held to maturity and designated them as a trading account. These securities were carried at fair value. Other fixed maturity securities were carried at cost, adjusted for amortization of premium or discount, since LNC had both the ability and intent to hold such securities until maturity.

For the mortgage-backed bond portion of the fixed maturity securities portfolio, LNC recognizes income using a constant effective yield based on anticipated prepayments and the estimated economic life of the securities. When actual prepayments differ significantly from anticipated prepayments, the effective yield is recalculated to reflect actual payments to date and anticipated future payments. The net investment in the securities is adjusted to the amount that would have existed had the new effective yield been applied since the acquisition of the securities. This adjustment is reflected in net investment income.

Mortgage loans on real estate are carried at the outstanding principal balances less unaccrued discounts. Investment real estate and property and equipment owned for company use are carried at cost less allowances for depreciation. Policy loans are carried at the aggregate unpaid balances. All such investments are carried net of reserves for declines in value that are other than temporary. The change in these reserves is reported as realized gain (loss) on investments.

Cash and invested cash are carried at cost and include all highly liquid debt instruments purchased with a maturity of three months or less and carrying value approximates fair value.

Realized gain (loss) on investments are recognized in net income, net of related amortization of deferred acquisition costs, using the specific identification method. Changes in the fair values of securities carried at fair value are reflected directly in shareholders' equity after deductions for related adjustments for deferred acquisition costs and amounts required to satisfy policyholder commitments that would have been recorded if these securities would have sold at their fair value and after deferred tax effects.

Premiums and Fees.   Property-casualty and group health gross premiums are
prorated over the contract term of the policies. Revenue for universal life and other interest-sensitive life insurance policies consist of policy charges for the cost of insurance, policy initiation and administration, and surrender charges that have been assessed. Traditional individual life-health and annuity premiums are recognized as revenue over the premium-paying period of the policies.

Deferred Acquisition Costs. Commissions and other costs of acquiring property-casualty insurance, group health insurance, universal life and other interest-sensitive life insurance, and traditional life insurance and annuities, which vary with and are primarily related to the production of new business, have been deferred. Deferred acquisition costs for property-casualty policies are amortized over the contract term of the policies; property-casualty acquisition costs that are not recoverable from future premiums and related investment income are expensed. Acquisition costs for universal life and other interest-sensitive life insurance policies are being amortized over the lives of the policies in relation to the incidence of estimated gross profits from surrender charges and investment, mortality, and expense margins, and actual realized gain (loss) on investments. The traditional life-health and annuity acquisition costs are being amortized over the premium-paying period of the related policies using assumptions consistent with those used in computing policy reserves.

Expenses. Expenses for universal life and other interest-sensitive life insurance policies include interest credited to policy account balances and benefit claims incurred during the period in excess of policy account balances. Interest crediting rates for these products during 1991 through 1993 ranged from 6.25% to 9.10%.

Intangible Assets. The present value of acquired insurance in-force, which is classified with other assets on the balance sheet, is amortized over the premium recognition period of the policies acquired. The costs of acquired subsidiaries in excess of the fair value of net assets (goodwill) are amortized using the straight-line method over a 20 to 40 year period.

Policy Liabilities and Accruals. The liability for unpaid property-casualty claims is based on estimates of payments to be made for individual claims reported and unreported losses, reduced by estimated recoveries from salvage and subrogation. These estimates are continually reviewed and, as experience develops and new information becomes known, the liability is adjusted as necessary; such adjustments are included in current operations. The liabilities for future policy benefits and expenses for universal life and other interest-sensitive life insurance policies consist of policy account balances that accrue to the benefit of the policyholders, excluding surrender charges. The liabilities for future policy benefits and expenses for traditional life-health policies and annuities are computed using a net level premium method and assumptions for investment yields, mortality, morbidity, and withdrawals based principally on company experience projected at the time of policy issue, with provision for possible adverse deviations. Interest assumptions range from a 2.25% level to a 14.5% level graded to 5.7% after 30 years depending on time of policy issue.

Depreciation. Provisions for depreciation of investment real estate and property and equipment owned for company use are computed principally on the straight-line method over the estimated useful lives of the assets.

Postretirement Medical and Life Insurance Benefits. Effective January 1, 1993, LNC changed its method of accounting for its postretirement medical and life insurance benefits to the full accrual method (see note 2 on page 38). Prior to January 1, 1993, LNC accounted for such benefits on a pay-as-you-go method.

Foreign Exchange. LNC's foreign subsidiaries' balance sheet accounts and income statement items are translated at the current exchange and average exchange rates for the year, respectively. Resulting translation adjustments are reported as a component of shareholders' equity. Other translation adjustments for foreign currency transactions that affect cash flows are reported in earnings.

2.  Changes in Accounting Principles and Changes in Estimates

Postretirement Benefits Other than Pensions. Effective January 1, 1993, LNC changed its method of accounting for postretirement medical and life insurance benefits for its eligible employees and agents from a pay-as-you-go method to a full accrual method in accordance with the Financial Accounting Standards Board statement entitled "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("FAS 106"). This full accrual method recognizes the estimated obligation for retired employees and agents and active employees and agents that are expected to retire in the future. The effect of the change for 1993 was to increase net periodic postretirement benefit cost by $9,200,000 and decrease income before cumulative effect of accounting change by $6,000,000 ($.06 per share). The implementation of FAS 106 resulted in a one-time charge to first quarter 1993 net income of $96,400,000 ($146,100,000 pre-tax) or $.94 per share for the cumulative effect of the accounting change. Prior year data has not been restated for the accounting change. See note 6 on page 47 for further postretirement benefits other than pensions disclosures.

Accounting for Income Taxes. Effective January 1, 1993, LNC changed its method of accounting for income taxes in accordance with the Financial Accounting Standards Board statement entitled "Accounting for Income Taxes" ("FAS 109"). Under FAS 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws. Prior to the adoption of FAS 109, income tax expense was determined using the deferred method. Deferred tax expense was based on items of income and expense that were reported in different years in the financial statements and tax returns and were measured at the tax rate in effect in the year the differences originated.

The implementation of FAS 109 resulted in the restatement of the 1992 and 1991 financial statements. Net income for the years ended December 31, 1992 and 1991 decreased by $3,700,000 ($.04 per share) and $6,500,000 ($.07 per share), respectively. The cumulative effect of adopting FAS 109 as of December 31, 1990, decreased 1991's beginning earned surplus by $114,200,000. See note 4 on page 45 for further income tax disclosures.

Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts. Effective January 1, 1993, LNC adopted the Financial Accounting Standards Board statement entitled "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts" ("FAS 113"). Under FAS 113, all assets and liabilities related to reinsurance ceded contracts are reported on a gross basis rather than the previous practice of reporting such assets and liabilities net of reinsurance. The effect of adopting FAS 113 was to increase both assets and liabilities by $900,000,000. All amounts recoverable from reinsurers are now classified separately on the balance sheet. As permitted under the new rules, the prior year's balance sheet has not been restated to the gross basis.

Accounting by Creditors for Impairment of a Loan. Financial Accounting Standards Board statement entitled "Accounting by Creditors for Impairment of a Loan" ("FAS 114") issued in May 1993, was adopted by LNC during the second quarter of 1993. LNC adopted this statement with an effective date of January 1, 1993 by restating its first quarter 1993 financial statements. FAS 114 requires that an impaired mortgage loan's fair value be measured based either on the present value of expected future cash flows discounted at the loan's effective interest rate, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. If the fair value of the mortgage loan as described above is less than the recorded investment in the loan, the difference is recorded in the mortgage loan allowance for losses account. The change in the mortgage loan allowance for losses account is reported with realized gain (loss) on investments. The adoption of FAS 114 resulted in additions to the mortgage loan allowance for losses account and reduced first quarter 1993 income before cumulative effect of accounting change and net income by $42,300,000 or $.41 per share ($64,100,000 pre-tax). See note 3 on page 41 for further mortgage loan disclosures. Most of the effect of this change in accounting was within the Life Insurance and Annuities segment.

Accounting for Certain Investments in Debt and Equity Securities. Financial Accounting Standards Board statement entitled "Accounting for Certain Invest-ments in Debt and Equity Securities" ("FAS 115") issued in May 1993, was adopted by LNC as of December 31, 1993. In accordance with the new rules, the prior year financial statements have not been restated to reflect the change in accounting principle. Under FAS 115, securities can be classified as available-for-sale, trading or held-to-maturity according to the holders intent. LNC classified its entire fixed maturity securities portfolio as "available-for-sale." Securities classified as available-for-sale are carried at fair value and unrealized gains and losses on such securities are carried as a separate component of shareholders' equity. The ending balance of shareholders' equity was increased by $768,400,000 (net of $384,600,000 of related adjustments to deferred acquisition costs, $62,900,000 of policyholder commitments and $412,400,000 in deferred income taxes, all of which would have been recognized if those securities would have been sold at their fair value, net of amounts applicable to Security-Connecticut Corporation) to reflect the net unrealized gain on fixed maturity securities classified as available-for-sale previously carried at amortized cost. Prior to the adoption of FAS 115, LNC carried a portion of its fixed maturity securities at fair value with unrealized gains and losses carried as a separate component of stockholders' equity. The remainder of such securities were carried at amortized cost.

Change in Estimate for Net Investment Income Related to Mortgage-backed Bonds. At December 31, 1993, LNC had $6,062,000,000 invested in mortgage-backed bonds. As indicated in note 1 on page 36, LNC recognizes income on these securities using a constant effective yield based on anticipated prepayments. With the implementation of new investment software in December 1993, LNC was able to significantly refine its estimate of the effective yield on such securities to better reflect actual prepayments and estimates of future prepayments. This resulted in an increase in the amortization of purchase discount on these securities of $58,600,000 and, after related amortization of deferred acquisition costs ($18,500,000) and income taxes ($14,100,000), increased 1993's income before cumulative effect of accounting change and net income by $26,000,000 or $0.25 per share. Most of the effect of this change in estimate was within the Life Insurance and Annuities business segment.

Change in Estimate for Reinsurance Disability Income Reserves. During December 1993, income before cumulative effect of accounting change and net income decreased by $32,800,000 or $0.32 per share as the result of strengthening reinsurance disability income reserves by $50,500,000. The need for this reserve increase within the Life-Health Reinsurance segment was identified as the result of management's assessment of current expectations for morbidity trends and the impact of lower investment income due to lower interest rates.


3.  Investments

The major categories of net investment income are as follows:

Year Ended December 31             (in millions)     1993     1992     1991

Fixed maturity securities ---------------------  $1,757.6 $1,608.6 $1,374.5
Equity securities -----------------------------      28.9     25.6     29.3
Mortgage loans on real estate -----------------     297.2    296.6    304.6
Real estate -----------------------------------      82.3     54.1     38.5
Policy loans ----------------------------------      37.3     35.2     33.0
Invested cash ---------------------------------      39.6     31.1     61.9
Other investments -----------------------------      33.4     60.0     73.5
  Investment revenue --------------------------   2,276.3  2,111.2  1,915.3
Investment expense ----------------------------     129.8    123.9    116.0
  Net investment income -----------------------  $2,146.5 $1,987.3 $1,799.3


The realized gain (loss) on investments is as follows:

Year Ended December 31             (in millions)     1993     1992     1991

Fixed maturity securities available-for-sale:
Gross gain ------------------------------------    $142.3   $111.2   $  --
Gross loss ------------------------------------     (13.3)   (45.4)     --
Equity securities available-for-sale:
Gross gain ------------------------------------     225.8    136.2    176.2
Gross loss ------------------------------------     (69.1)   (52.7)   (26.8)
Fixed maturity securities held for investment:
Gross gain ------------------------------------     248.9    210.7    209.0
Gross loss ------------------------------------     (75.8)   (37.5)   (92.4)
Other investments------------------------------    (166.7)  (145.6)  (102.9)
Related amortization of deferred
  acquisition costs ---------------------------     (23.7)     --       --
       Total ----------------------------------    $268.4   $176.9   $163.1



Provisions for write-downs and allowances for losses, which are included in the realized gain (loss) on investments shown above, are as follows:

Year Ended December 31             (in millions)      1993    1992     1991
Fixed maturity securities (interest only
  mortgage-backed bonds) ----------------------     $ 40.6  $  --    $  --
Fixed maturity securities (other) -------------       19.4    19.4     14.7
Equity securities -----------------------------        1.6     3.8      1.0
Mortgage loans on real estate -----------------      140.6    91.9     49.1
Real estate -----------------------------------       33.4    36.1     34.4
Other long-term investments -------------------        4.3    20.3     16.8
Guarantees ------------------------------------        1.4     6.9     15.9
      Total -----------------------------------     $241.3  $178.4   $131.9



The change in unrealized appreciation (depreciation) on investments in fixed maturity and equity securities is as follows:

Year Ended December 31      (in millions)          1993       1992       1991

Fixed maturity securities available-for-sale - $1,717.5    $ (72.0)  $   99.5
Equity securities available-for-sale ---------    (32.7)      (6.7)     124.3
Fixed maturity securities held for investment  (1,130.3)     (99.5)   1,166.1
  Total -------------------------------------- $  554.5    $(178.2)  $1,389.9



The cost, gross unrealized gain and loss, and fair value of securities available-for-sale and securities held for investment are as follows:
                                                                          Fair
December 31            (in millions)       Cost      Gain     Loss       Value

Securities available-for-sale 1993:
Corporate bonds -------------------   $11,688.8  $1,129.5   $ 73.5   $12,744.8
U.S. Government bonds -------------     1,657.3      48.3     14.3     1,691.3
Foreign governments bonds ---------       493.7      61.9      4.0       551.6
Mortgage-backed bonds -------------     5,685.7     453.0     76.7     6,062.0
State and municipal bonds ---------     2,558.2     214.3       .8     2,771.7
Redeemable preferred stocks -------       135.6      18.0     10.6       143.0
  Total fixed maturity securities -    22,219.3   1,925.0    179.9    23,964.4
Equity securities -----------------       896.5     201.1     17.3     1,080.3
  Total ---------------------------   $23,115.8  $2,126.1   $197.2   $25,044.7



Securities available-for-sale 1992:
U.S. government bonds -------------    $1,544.8    $ 29.3    $ 3.2    $1,570.9
Mortgage-backed bonds -------------       406.5       2.7      1.2       408.0
  Total fixed maturity securities -     1,951.3      32.0      4.4     1,978.9
Equity securities -----------------       706.9     233.9     17.4       923.4
  Total ---------------------------    $2,658.2    $265.9    $21.8    $2,902.3



Securities held for investment 1992:
Corporate bonds -------------------   $ 9,466.2  $  653.5   $ 57.2   $10,062.5
U.S. Government bonds -------------        41.2       6.3      --         47.5
Foreign governments bonds ---------       574.4      30.9     12.9       592.4
Mortgage-backed bonds -------------     5,684.4     435.9     38.7     6,081.6
State and municipal bonds ---------     2,346.4     111.6      5.7     2,452.3
Redeemable preferred stocks -------       239.7      10.9      4.3       246.3
  Total ---------------------------   $18,352.3  $1,249.1   $118.8   $19,482.6


Fair values for fixed maturity securities are based on quoted market prices, where available. For fixed maturity securities not actively traded, fair values are estimated using values obtained from independent pricing services or, in the case of private placements, are estimated by discounting expected future cash flows using a current market rate applicable to the coupon rate, credit quality, and maturity of the investments. The fair values for equity securities are based on quoted market prices.



Future maturities of fixed maturity securities available-for-sale are as follows:
                                                                   1993
                                                                         Fair
December 31                              (in millions)         Cost     Value

Due in one year or less ------------------------------    $   286.4 $   294.7
Due after one year through five years ----------------      2,561.2   2,725.6
Due after five years through ten years ---------------      6,327.0   6,819.4
Due after ten years ----------------------------------      7,359.0   8,062.7
  Subtotal -------------------------------------------     16,533.6  17,902.4
Mortgage-backed bonds --------------------------------      5,685.7   6,062.0
  Total ----------------------------------------------    $22,219.3 $23,964.4


The foregoing data is based on stated maturities. Actual maturities will differ in some cases because borrowers may have the right to call or pre-pay obligations.


The fixed maturity securities available-for-sale quality ratings are as follows:

December 31                                                               1993

Treasuries and AAA -----------------------------------                   39.2%
AA ---------------------------------------------------                   14.0
A ----------------------------------------------------                   24.5
BBB --------------------------------------------------                   18.0
BB ---------------------------------------------------                    2.5
Less than BB -----------------------------------------                    1.8
                                                                        100.0%

Fixed maturity securities available-for-sale, mortgage loans on real estate and real estate with a combined carrying value of $147,300,000 were non-income producing for the year ended December 31, 1993.


The cost information for fixed maturity securities available-for-sale, held for investment, equity securities, mortgage loans on real estate, real estate and other long-term investments are net of writedowns and provisions for losses. The balance sheet account for other liabilities includes a reserve for guarantees of third-party debt. The amount of provisions and reserves for such items is as follows:

December 31                          (in millions)           1993        1992

Fixed maturity securities:
  Available-for-sale------------------------------         $ 60.5      $  --
  Held for investment ----------------------------            --         47.7
Equity securities --------------------------------            6.0         4.8
Mortgage loans on real estate --------------------          226.6       134.5
Real estate --------------------------------------          121.4       131.1
Other long-term investments ----------------------           27.2        40.3
Guarantees ---------------------------------------           18.5        30.0



LNC has estimated the fair value of its investment in mortgage loans on real estate to be $3,466,700,000 at December 31, 1993 and $3,252,400,000 at
December 31, 1992. These estimates were established using a discounted cash flow method based on rating, maturity and future income when compared to the expected yield for mortgages having similar characteristics. The rating for mortgages in good standing are based on property type, location, market conditions, occupancy, debt service coverage, loan to value, caliber of tenancy, borrower and payment record. Impaired mortgage loan's fair values are measured based either on the present value of expected future cash flows discounted at the loan's effective interest rate, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. If the fair value of the mortgage loan as described above is less than the recorded investment in the loan, the difference is recorded in the mortgage loan provision for losses account. The change in the mortgage loan provision for losses account is reported with realized gain (loss) on invest-ments.


LNC's recorded investment in impaired mortgage loans was $584,500,000 and $365,300,000 for December 31, 1993 and December 31, 1992, respectively. A reconciliation of the mortgage loan provision for losses for these impaired mortgage loans is as follows:

Year Ended December 31               (in millions)      1993     1992    1991

Balance at beginning of year --------------------     $134.5   $ 72.0   $31.8
Provisions for losses ---------------------------       76.5     91.9    49.1
Provision for adoption of FAS 114 ---------------       64.1      --      --
Releases due to sales ---------------------------      (12.4)    (7.0)   (4.9)
Releases due to foreclosures --------------------      (36.1)   (22.4)   (4.0)
   Balance at End of Year -----------------------     $226.6   $134.5   $72.0


LNC has estimated the fair value of its investments in policy loans to be $626,400,000 at December 31, 1993 and $582,200,000 at December 31, 1992. This
estimate was calculated on a composite discounted cash flow basis using Treasury interest rates consistent with the maturity durations assumed. These durations were based on historical experience.

The carrying value for assets classified as other investments in the accompanying balance sheet approximates their fair value.

As of December 31, 1993, LNC's commitments to make investments in fixed maturity securities (primarily private placements), mortgage loans on real estate and real estate were $256,700,000. At December 31 1993, the $2,400,000 net fair value of the liability for these commitments, was based on the difference between the value of the committed investments as of this date and the commitment date, which would take into account changes in interest rates, the counterparties' credit standing and the remaining terms of the commit-ments.

4.  Federal Income Taxes

The federal income tax expense (credit) before cumulative effect of accounting change is as follows:

Year Ended December 31           (in millions)        1993     1992     1991

Current --------------------------------------      $308.2   $222.9   $112.5
Deferred -------------------------------------      (135.7)  (157.4)  (115.6)
  Total --------------------------------------      $172.5   $ 65.5   $ (3.1)


Cash paid for federal income taxes in 1993, 1992 and 1991 was $279,700,000, $195,300,000, and $123,400,000 respectively.

The Omnibus Reconciliation Act of 1993 ("1993 Act") changed LNC's prevailing corporate federal income tax rate from 34% to 35% effective January 1, 1993. The application of this new tax rate to the December 31, 1992 deferred tax recoverable balance resulted in a decrease in federal income taxes of $4.9 million for 1993.


The effective tax rate on pre-tax income before cumulative effect of accounting change is lower than the prevailing corporate federal income tax rate. A reconciliation of this difference is as follows:

Year Ended December 31            (in millions)     1993       1992      1991

Tax rate times pre-tax income -----------------   $205.7     $144.4     $67.6
Effect of:
Tax-exempt investment income ------------------    (75.8)     (59.2)    (57.1)
Loss on sale of subsidiary --------------------     34.5        --        --
Other items -----------------------------------      8.1      (19.7)    (13.6)
  Provision for income taxes (credits) --------   $172.5     $ 65.5     $(3.1)
  Effective tax rate --------------------------      29%        15%       (2%)



The federal income tax liability (recoverable) is as follows:

December 31                                (in millions)    1993         1992

Current -----------------------------------------------   $ 83.0      $  57.5
Deferred ----------------------------------------------     68.0       (167.8)
  Total -----------------------------------------------   $151.0      $(110.3)



Significant components of LNC's net deferred tax asset (liability) are as follows:

December 31                                (in millions)    1993         1992

Deferred tax assets:
Policy liabilities and accruals and
  contractholder funds -------------------------------- $  772.3       $629.4
Net operating loss ------------------------------------    109.3        148.6
Loss on investments -----------------------------------    149.0        132.0
Sale of subsidiaries ----------------------------------     20.1         25.0
Postretirement benefits other than pensions -----------     54.8          --
Other -------------------------------------------------     68.0         83.2
  Total deferred tax assets ---------------------------  1,173.5      1,018.2

Deferred tax liabilities:
Deferred acquisition costs ----------------------------    680.1        721.0
Premiums and fees receivable --------------------------     32.7          3.7
Net unrealized gain on securities available-for-sale---    496.6         81.3
Tax over book depreciation ----------------------------     13.2         11.2
Other -------------------------------------------------     18.9         33.2
  Total deferred tax liabilities ----------------------  1,241.5        850.4

  Net deferred tax (liability) asset ------------------ $  (68.0)      $167.8


At December 31, 1993, LNC had net operating loss carryforwards of $312,100,000 for income tax purposes related to its foreign life reinsurance companies that expire in years 1999 through 2008.

LNC is required to establish a "valuation allowance" for any portion of the deferred tax asset that management believes will not be realized. In the opinion of management it is more likely than not that LNC will realize the benefit of the deferred tax asset and therefore no valuation allowance has been established. Of the total deferred tax asset, $548,800,000 is realizable as a carryback to prior years income. The remaining amounts will be realized as they reverse against future income over the fifteen year carryforward period. Based on LNC's historical taxable income record, future income should be more than sufficient to absorb the reversal of the deferred tax asset.

Prior to 1984, a portion of the life companies' current income was not subject to current income tax, but was accumulated for income tax purposes in a memorandum account designated as "policyholders' surplus." The total of the life companies' balances in their respective "policyholders' surplus" accounts at December 31, 1983 of $222,400,000 was "frozen" by the Tax Reform Act of 1984 and, accordingly, there have been no additions to the accounts after that date. That portion of current income on which income taxes have been paid will continue to be accumulated in a memorandum account designated as "shareholders' surplus," and is available for dividends to shareholders without additional payment of tax. The December 31, 1993 total of the life companies' account balances for their respective "shareholders' surplus" was $1,560,500,000. Should dividends to shareholders for each life company exceed its respective "shareholders' surplus," amounts would need to be transferred from its respective "policyholders' surplus" and would be subject to federal income tax at that time. In connection with the sale of Security-Connecticut (see note 10 on page 53) $8,800,000 was transferred from policyholders' surplus to shareholders' surplus and current income tax of $3,100,000 was paid. Under existing or foreseeable circumstances, LNC neither expects nor intends that distributions will be made from the remaining balance in "policyholders' surplus" of $213,600,000 that will result in any such tax. Accordingly, no provision for deferred income taxes has been provided by LNC on its "policyholders' surplus" account. In the event that such excess distributions were made, it is estimated that income taxes of approximately $74,800,000 would be due.

Undistributed earnings of LNC's foreign subsidiaries that are considered to be indefinitely reinvested amounted to approximately $135,000,000 at December 31, 1993. Accordingly, no provisions for U.S. income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, LNC would be subject to both U.S. income taxes (subject to adjust-ments for foreign tax credits) and withholding taxes payable to the applicable foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculations.


5.  Supplemental Financial Data

The balance sheet captions, "Real Estate" and "Property and Equipment" are shown net of allowances for depreciation as follows:

December 31                              (in millions)       1993         1992

Real estate -----------------------------------------      $ 37.1       $ 31.6
Property and equipment ------------------------------       252.4        168.0



Prior to January 1, 1993, the balance sheet caption, "Other Assets," includes amounts recoverable from other insurers for claims paid by LNC's insurance subsidiaries and the balance sheet caption, "Policy Liabilities and Accruals," has been reduced for reinsurance ceded as follows (see note 2 on page 46):

December 31                              (in millions)                    1992

Amounts recoverable from other insurers -------------                   $ 48.8
Reinsurance ceded -----------------------------------                    599.3



Details underlying the balance sheet caption, "Contractholder Funds," are as follows:

December 31                              (in millions)       1993         1992

Premium deposit funds -------------------------------   $14,546.8    $12,530.9
Undistributed earnings on participating business ----        88.0         68.5
Other -----------------------------------------------       237.3        249.9
  Total ---------------------------------------------   $14,872.1    $12,849.3


The balance sheet captions, "Future Policy Benefits and Losses, Claims and Loss Expense" and "Contractholder Funds," include investment type insurance contracts (i.e. deposit contracts and guaranteed interest contracts). As of December 31, 1993 and 1992, the deposit contracts, which do not have defined maturities, have a carrying value of $10,756,100,000 and $8,919,200,000, respectively, (net of deferred acquisition costs of $636,700,000 and $552,000,000, respectively) and a corresponding fair value of $10,557,000,000 and $8,782,800,000, respectively. The fair values for the deposit contracts are based on their approximate surrender values. As of December 31, 1993 and 1992, guaranteed interest and similar contracts have a carrying value of $3,824,400,000 and $3,506,900,000, respectively (net of deferred acquisition costs of $17,300,000 and $30,900,000, respectively), and a corresponding fair value of $3,967,700,000 and $3,696,600,000, respectively. The fair values for the guaranteed interest and similar contracts are estimated using principally discounted cash flow calculations based on interest rates currently being offered on similar contracts with maturities consistent with those remaining for the contracts being valued. The carrying value of the investment type insurance contracts is stated net of deferred acquisition costs in order that they be comparable with the fair value basis.

The remainder of the balance sheet captions, "Future Policy Benefits and Losses, Claims and Loss Expense" and "Contractholder Funds," that do not fit the definition of "investment type insurance contracts" are considered insurance contracts. Fair value disclosures are not required for these insurance contracts and have not been determined by LNC. It is LNC's position that the disclosure of the fair value of these insurance contracts is important in that readers of these financial statements could draw inappropriate conclusions about the LNC's shareholders' equity determined on a fair value basis if only the fair value of assets and liabilities defined as financial instruments are disclosed. LNC and other companies in the insurance industry are monitoring the related actions of the various rule-making bodies and attempting to determine an appropriate methodology for estimating and disclosing the "fair value" of their insurance contract liabilities.


Details underlying the balance sheet captions, "Short-term and Long-term
Debt," are as follows:
                                            Carrying   Fair    Carrying   Fair
                                              Value   Value      Value   Value
December 31               (in millions)        1993    1993       1992    1992

Short-term debt:
Commercial paper ----------------------      $212.7  $212.7     $416.4  $416.4
Other short-term notes ----------------        37.2    37.2       11.3    11.3
Current portion of long-term debt -----       101.5   101.5        5.7     5.7
  Total short-term debt ---------------      $351.4  $351.4     $433.4  $433.4

Long-term debt less current portion:
9 3/4% notes payable, due 1995 --------      $100.3  $108.4     $100.5  $110.1
8% notes payable, due 1997 ------------         --      --       100.0   103.8
7 1/8% notes payable, due 1999 --------        99.1   105.2       98.9    98.8
7 5/8% notes payable, due 2002 --------        98.9   107.6       98.8    99.8
Mortgages and other notes payable -----        36.8    39.4       24.8    27.3
  Total long-term debt ----------------      $335.1  $360.6     $423.0  $439.8



The 8% notes were called in March 1994 and, therefore, are classified as "current portion of long-term debt."

Future maturities of long-term debt are as follows (in millions):

1994 - $101.5                  1996 - $1.6                   1998 - $  1.6
1995 -  101.6                  1997 -  1.5             Thereafter -  228.8

Fair values for long-term debt are estimated using discounted cash flow analysis based on LNC's current incremental borrowing rate for similar types of borrowing arrangements. For short-term debt, the carrying value approxi-mates fair value.

LNC has a revolving credit agreement with a group of domestic and foreign banks in the aggregate amount of $500,000,000. This agreement, which expires in July 1995, provides for interest on borrowings on various bases, including prime rates and certificate of deposit rates. Under the terms of this agreement, LNC must maintain a prescribed level of tangible net worth and debt levels below 50% of tangible net worth, and is restricted in its ability to place additional liens against Corporate assets. LNC has an additional $50,000,000 revolving credit agreement with a bank. At December 31, 1993, LNC had no outstanding borrowings under these agreements. During 1993, 1992 and 1991, fees paid under these agreements amounting to $1,300,000, $1,700,000, and $518,000, respectively. At December 31, 1993 and 1992, the $250,000 and $1,100,000 fair value, respectively, for these unexercised revolving credit agreements are based on fees LNC has paid to enter into these agreements or will pay prior to maturity after taking into account the remaining term of the agreements and LNC's credit standing.

Cash paid for interest for 1993, 1992 and 1991 was $44,200,000, $48,500,000,
and $73,300,000, respectively.


Reinsurance transactions included in the income statement caption, "Insurance
Premiums," are as follows:

Year Ended December 31          (in millions)       1993       1992       1991

Reinsurance assumed -------------------------   $1,895.5   $1,960.2   $2,048.2
Reinsurance ceded ---------------------------      291.1      286.2      442.1
  Net reinsurance premiums ------------------   $1,604.4   $1,674.0   $1,606.1



The income statement caption, "Benefits and Settlement Expenses," is net of reinsurance recoveries of $274,000,000, $218,200,000 and $348,400,000 for
the years ended December 31, 1993, 1992 and 1991, respectively

The income statement caption, "Underwriting, Acquisition, Insurance and Other Expenses," includes amortization of deferred acquisition costs of $571,800,000, $563,700,000 and $588,200,000 for the years ended December
31, 1993, 1992 and 1991, respectively. An additional $23,700,000 of deferred acquisition costs was amortized and netted against "Realized Gain on Investments" for the year ended December 31, 1993.

 6.  Employee Benefit Plans

Pensions Plans. Eligible employees and full-time agents of LNC and its principal subsidiaries are covered by tax-qualified defined benefit pension plans. The benefits for employees are based on total years of service and the highest 60 months of compensation during the last 10 years of employment. The benefits for agents are based on a percentage of each agents' yearly earnings. The plans are funded by contributions to tax-exempt trusts. LNC's funding policy is consistent with the funding requirements of federal law and regulations. Contributions are intended to provide not only the benefits attributed to service to date, but also those expected to be earned in the future. Plan assets consist principally of listed equity securities and corporate obligations and U.S. Government bonds.

LNC also sponsors three types of unfunded, nonqualified, defined benefit plans. A supplemental retirement plan provides employees and agents defined benefit pension benefits in excess of limits imposed by federal tax law. A salary continuation plan provides certain officers of LNC defined pension benefits based on years of service and final monthly salary upon death or retirement. A retirement plan for directors provides benefits based on years of service and the amount of the retainer paid during the last year of service.


The status of the funded defined benefit pension plans and the amounts recognized on the balance sheets are as follows:

December 31                               (in millions)       1993       1992

Actuarial present value of benefit obligation:

Vested benefits ---------------------------------------    $(310.5)   $(250.9)
Nonvested benefits ------------------------------------      (14.7)     (15.7)
  Accumulated benefit obligation ----------------------     (325.2)    (266.6)
Effect of projected future compensation increases -----      (82.7)     (81.5)
  Projected benefit obligation ------------------------     (407.9)    (348.1)
Plan assets at fair value -----------------------------      372.3      339.3
  Projected benefit obligations in
   excess of plan assets ------------------------------      (35.6)      (8.8)
Unrecognized transition asset -------------------------       (7.6)     (15.1)
Unrecognized net loss ---------------------------------       26.1       13.7
Unrecognized prior service cost -----------------------        8.5       21.0
  Prepaid pension asset (accrued pension cost)
   included in other assets and
   other liabilities, respectively --------------------    $  (8.6)   $  10.8

The status of the unfunded defined benefit pension plans and the amounts recognized on the balance sheets are as follows:

December 31                               (in millions)       1993       1992
Actuarial present value of benefit obligation:
Vested benefits ---------------------------------------     $(18.7)    $(14.3)
Nonvested benefits ------------------------------------       (3.8)      (2.7)
  Accumulated benefit obligation ----------------------      (22.5)     (17.0)
Effect of projected future compensation increases -----       (5.0)      (6.8)
  Projected benefit obligation ------------------------      (27.5)     (23.8)
Unrecognized transition obligation --------------------         .7        1.2
Unrecognized net loss ---------------------------------        5.6        5.8
Unrecognized prior service cost (reduction in benefits)       (3.5)      (4.0)
  Accrued pension cost included in other liabilities --     $(24.7)    $(20.8)


Determination of the projected benefit obligation for the defined benefit plans was based on an assumed discount rate of 7.0% and 7.5% for December 31, 1993 and 1992, respectively. The assumed long-term rate of increase in compensation was 5.0% and 5.5% (6.0% and 6.5% for the salary continuation plan) for December 31, 1993 and 1992, respectively. The assumed long-term rate of return on plan assets was 9.0% for 1993, 1992 and 1991.


The components of net pension cost for the defined benefit pension plans are as follows:

Year Ended December 31                 (in millions)   1993     1992     1991

Service cost-benefits earned during the year -------  $20.3    $20.6    $17.1
Interest cost on projected benefit obligation ------   27.9     24.3     20.9
Actual return on plan assets -----------------------  (42.1)   (13.9)   (61.3)
Net amortization (deferral)-------------------------   11.8    (15.1)    34.5
  Net pension cost ---------------------------------  $17.9    $15.9    $11.2


401k Plan. LNC and its subsidiaries also sponsor contributory defined contribution plans for eligible employees and agents. LNC's contributions to the plans are equal to a participant's pre-tax contribution, not to exceed 6% of base pay, multiplied by a percentage, ranging from 25% to 150%, which varies according to the certain incentive criteria as determined by LNC's Board of Directors. Expense for these plans amounted to $26,300,000, $15,200,000 and $7,000,000 in 1993, 1992 and 1991, respectively.

Postretirement Medical and Life Insurance Benefit Plans. LNC sponsors unfunded defined benefit plans that provide postretirement medical and life insurance benefits to full-time employees and agents who, depending on the plan, have worked for LNC 10 to 15 years and attained age 55 to 60. Medical benefits are also available to spouses and other dependents of employees and agents. For medical benefits, limited contributions are required from individuals retired prior to November 1, 1988; contributions for later retirees, which can be adjusted annually, are based on such items as years of service at retirement and age at retirement. The life insurance benefits are noncontributory, although participants can elect supplemental contributory benefits.


The status of the postretirement medical and life insurance benefit plans and the amount recognized on the balance sheet is as follows:

December 31                            (in millions)         1993        1992

Accumulated postretirement benefit obligation:
Retirees --------------------------------------------      $ 91.3      $ 87.4
Fully eligible active plan participants -------------        25.1        19.2
Other active plan participants ----------------------        48.2        39.5
  Accumulated postretirement benefit obligation------       164.6       146.1
Unrecognized net loss -------------------------------        (8.1)        --
Unrecognized transition obligation ------------------         --       (146.1)
  Accrued plan cost included in other liabilities ---      $156.5      $  --



The components of periodic postretirement benefit cost are as follows:

Year Ended December 31                     (in millions)   1993   1992    1991

Service cost -------------------------------------------  $ 5.0
Interest cost ------------------------------------------   10.7
  Net periodic postretirement benefit cost -------------  $15.7   $6.5    $5.6


The costs for postretirement benefits for years ended December 31, 1992 and 1991 shown above are prior to the adoption of FAS 106 (see note 2 on page 41) and, therefore, represent the total amount of claims and premiums actually paid.

The calculation of the accumulated postretirement benefit obligation assumes a weighted-average annual rate of increase in the per capita cost of covered benefits (i.e. health care cost trend rate) of 13.5% for 1994 gradually decreasing to 5.5% by 2004 and remaining at that level thereafter. The health care cost trend rate assumption has a significant affect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point each year would increase the accumulated postretirement benefit obligation as of December, 1993 and 1992 by $13,600,000 and $13,000,000, respectively, and the aggregate of the estimated service and interest cost components of net periodic postretirement benefit cost for the year ended December 31, 1993 by $1,500,000. The calculation assumes a long-term rate of increase in compensation of 5.0% and 5.5% for December 31, 1993 and 1992, respectively. The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.0% and 7.5% for December 31, 1993 and 1992, respectively.

Stock Option Plan. LNC has a stock option incentive plan for key employees of LNC and its subsidiaries which provides for the issuance of stock options, stock appreciation rights, restricted stock awards and stock incentive awards. Stock options granted under the plan are at the market value at the date of grant and, subject to termination of employment, expire ten years from the date of grant. Such options are not transferable other than on death and are exercisable one year from date of grant for options issued prior to 1992. Options issued subsequent to 1991 are exercisable in 25% increments on the option issuance anniversary in the four years following issuance.


Information with respect to the stock option plan is as follows:

                                       Shares           Options Outstanding
                                      Available                  Average
                                      for Grant        Shares   Option Price

Balance at January 1, 1991            2,996,846     2,412,588       $23.28
Granted ------------------------       (554,700)      554,700        24.99
Exercised ----------------------            --       (159,582)       19.32
Expired ------------------------        107,400      (150,400)
Restricted stock awarded -------         (9,600)          --
  Balance at December 31, 1991 -      2,539,946     2,657,306       $23.77

Granted ------------------------       (528,500)      528,500       $27.74
Exercised ----------------------            --       (996,632)       22.55
Expired ------------------------         27,540       (38,340)
Restricted stock awarded -------        (50,336)          --
  Balance at December 31, 1992 -      1,988,650     2,150,834       $25.29

Granted ------------------------       (570,600)      570,600       $39.75
Exercised ----------------------            --       (260,756)       24.21
Expired ------------------------         17,826       (18,826)
Restricted stock awarded -------       (144,154)          --
  Balance at December 31, 1993 -      1,291,722     2,441,852       $28.75


Shares under options that were exercisable at December 31, 1993 totaled
1,497,502.

7. Restrictions, Commitments and Contingencies
Generally, the net assets of LNC's insurance subsidiaries available for transfer to the parent company are limited to the amounts that the insurance subsidiaries' net assets, as determined in accordance with statutory accounting practices, exceed minimum statutory capital requirements; however, payments of such amounts as dividends may be subject to approval by regulatory authorities. As of December 31, 1993, $2,300,000,000 of consolidated shareholders' equity represents net assets of the LNC's insurance subsidiaries that cannot be transferred in the form of dividends, loans or advances to the parent company without prior approval of such regulatory authorities.


Net income as determined in accordance with statutory accounting practices for LNC's insurance subsidiaries was as follows:

Year Ended December 31         (in millions)       1993       1992       1991

Life-health insurance ---------------------      $229.7     $163.7     $240.8
Property-casualty insurance ---------------       247.6       84.1       54.4


Life-health insurance statutory net income for 1993, 1992 and 1991, excluding LNC's foreign life reinsurance companies, was $267,200,000, $202,600,000 and $259,600,000, respectively.


Shareholders' equity as determined in accordance with statutory accounting practices for LNC's insurance subsidiaries was as follows:

December 31                    (in millions)               1993          1992

Life-health insurance ---------------------            $1,626.7      $1,474.6
Property-casualty insurance ---------------             1,061.7       1,040.8


Certain of LNC's subsidiaries lease their home office properties through sale-leaseback agreements. The agreements provide for a 25 year lease period with options to renew for six additional terms of five years each. The agreements also provide LNC with the right of first refusal to purchase the properties during the term of the lease, including renewal periods, at a price as defined in the agreements. In addition, LNC has the option to purchase the leased properties at fair market value as defined in the agreements on the last day of the initial 25 year lease period ending in 2009 or the last day of any of the renewal periods.

Total rental expense on operating leases in 1993, 1992 and 1991 was $55,900,000, $62,300,000 and $78,700,000, respectively. Future minimum rental commitments are as follows (in millions):

1994 - $51.8                     1996 - $42.8                 1998 - $ 33.4
1995 -  47.1                     1997 -  37.8           Thereafter -  378.6

Rental expense excludes amounts previously reserved for as part of the sale of a portion of the Employee Life-Health Benefit segment (see note to 10 on page
53); future minimum rental commitments include amounts applicable to such businesses.


LNC has financial instruments with off-balance-sheet risks. These include guarantees whose contractual amounts represent credit exposure and derivatives whose notional or contract amounts exceed the credit exposure. LNC has entered into derivative transactions to reduce its exposure to fluctuations in interest and foreign exchange risks. Outstanding financial instruments with off-balance-sheet risks, shown in notional or contract amounts along with their carrying value and estimated fair values, are as follows:

                                                   Assets (Liabilities)
                                  Notional or  Carrying   Fair Carrying  Fair
                                Contract Amounts  Value  Value  Value   Value
December 31        (in millions)    1993    1992   1993   1993   1992    1992

Guarantees:
Industrial revenue bonds ------ $ 130.2 $ 134.3 $ (16.3)$(12.5)$(17.2) $(21.9)
Real estate partnerships ------    43.8    66.5    (2.2)  (3.8) (12.8)  (18.5)
Mortgage loan pass-through
 certificates -----------------    96.0   131.8      --     --     --      --

Derivatives:
Foreign currency exchange
 contracts --------------------   101.3    43.8      .8     .8    7.9     7.9
Financial futures contracts ---    33.1    78.5      --     --     --     (.5)
Interest rate swaps -----------    57.0    46.8      --   (1.2)    --    (1.9)
United Kingdom forward swaps --    20.0    20.0      --     .4     --     (.1)
Interest rate cap agreements -- 3,800.0 1,200.0    24.4   18.5   13.3     8.1
Spread-lock agreements -------- 1,700.0   600.0      --   (5.6)    --     (.1)
Mortgage-backed securities
 total return swaps -----------    47.6      --      --     .9     --      --


Certain subsidiaries of LNC have invested in real estate partnerships which use industrial revenue bonds to finance their projects. LNC has guaranteed the repayment of principal and interest on these bonds. Certain subsidiaries of LNC are also involved in other real estate partnerships that use conventional mortgage loans. In some cases, the terms of these arrangements involve guarantees by each of the partners to indemnify the mortgagor in the event a partner is unable to pay its principal and interest payments. In addition, certain subsidiaries of LNC have sold commercial mortgage loans through grantor trusts which issued pass-through certificates. These subsidiaries have agreed to repurchase any mortgage loans which remain delinquent for 90 days at a repurchase price substantially equal to the outstanding principal balance plus accrued interest thereon to the date of repurchase. It is management's opinion that the value of the properties underlying these commitments is sufficient that in the event of default the impact would not be material to LNC. Based on historical performance where repurchases have been negligible and the current status, which indicates none of the loans are delinquent, the fair value liability for the guarantees related to the mortgage loan pass-through certificates is insignificant. Fair values for all other guarantees are based on fees that would be charged currently to enter into similar agreements, taking into consideration the remaining terms of the agreements and the counterparties' credit standing.

LNC has entered into foreign currency exchange contracts to sell foreign currencies at future dates and at specific prices. LNC has also entered into interest rate swaps, United Kingdom forward swaps, interest rate cap agreements, spread-lock agreements, mortgage-backed securities total return swaps and purchased financial future contracts. LNC is subject to the risk that the counterparties to these contracts will fail to perform and the risks associated with changes in the value of underlying securities; however, such changes in the value generally are offset by changes in the value of the items being hedged by such contracts. Fair values for these contracts are based on current settlement values. The current settlement values are based on quoted market prices for the foreign currency exchange contracts and financial future contracts, and on brokerage quotes, which utilized pricing models or formulas using current assumptions, for all other swaps and agreements.


A reconciliation of the notional or contract amounts for the interest rate cap and spread lock agreements is as follows:
                                      Interest Rate Caps      Spread Locks
December 31            (in millions)     1993       1992      1993      1992

Balance at beginning of year ------- $1,200.0   $    --   $  600.0   $   --
New contracts ----------------------  2,600.0    1,200.0   2,000.0     900.0
Terminated contracts ---------------      --         --     (900.0)   (300.0)
  Balance at End of Year ----------- $3,800.0   $1,200.0  $1,700.0   $ 600.0


The spread-lock agreements expire in 1994 and 1995 and the interest rate cap agreements expire in 1997 through 2003. No realized gains or losses from these agreements have been deferred. Expense for these agreements amounted to $3,600,000 and $1,200,000 in 1993 and 1992, respectively.

At December 31, 1993, LNC did not have a material concentration of financial instruments in a single investee, industry or geographic location.

LNC's insurance companies both cede and assume reinsurance from other companies. That portion of risks exceeding each company's retention limit is reinsured with other insurers. During 1993, catastrophe reinsurance arrangements for property-casualty coverages provided for a recovery of an average of approximately 85% of losses in excess of $30,000,000 up to $180,000,000 per occurrence. The same limits are in effect for 1994 with average recovery of 93% of losses. Also, LNC seeks reinsurance coverage within the business segments that sell life insurance that limits its liabilities on an individual insured to $3,000,000. To cover products other than property-casualty and life insurance, LNC acquires other reinsurance coverages with retentions and limits which management believes are appropriate for the circumstances. The accompanying financial statements reflect premiums, benefits and settlement expenses and deferred acquisition costs, net of reinsurance ceded (see note 5 on page 48). Prior to January 1, 1993, policy liabilities and accruals were also net of reinsurance ceded (see note 2 on page 38). LNC's insurance companies remain liable if their reinsurers are unable to meet their contractual obligations under the applicable reinsurance agreements.

For financial reinsurance assumed, reserve charges are netted against premiums and substantially all assets and liabilities are netted due to a right of offset. At December 31, 1993, LNC's insurance companies have granted $767,000,000 of statutory surplus to other insurance companies under these transactions. Generally, such amounts are offset by corresponding receivables from the ceding company, which are secured by future profits on the reinsured business. However, LNC's insurance companies are subject to the risk that the ceding company may become insolvent and the right of offset would not be permitted.

Associated with these transactions, LNC's foreign reinsurance companies have obtained letters of credit in favor of various unaffiliated insurance companies from which LNC assumes business. This allows the ceding companies to take statutory reserve credit. The letters of credit issued by the banks represent a guarantee of performance under the financial reinsurance agree-ments. At December 31, 1993, there were $928,800,000 of outstanding bank letters of credit. In exchange for the letters of credits, LNC paid the banks $2,255,000 in fees. Since substantially all the fees were based on rates effective December 31, 1993, such fees approximate the fair value of LNC's asset for the letters of credit as of December 31, 1993.

LNC and its subsidiaries are involved in various pending or threatened legal proceedings arising from the conduct of their business. In some instances, these proceedings include claims for punitive damages and similar types of relief in unspecified or substantial amounts, in addition to amounts for alleged contractual liability or requests for equitable relief. After consultation with counsel and a review of available facts, it is management's opinion that these proceedings ultimately will be resolved without materially affecting the consolidated financial statements of LNC.

The increase in the number of insurance companies that are under regulatory supervision has resulted and is expected to continue to result in an increase in assessments by state guaranty funds to cover losses to policyholders of insolvent or rehabilitated companies. Mandatory assessments may be partially recovered through a reduction in future premium taxes in some states. LNC has accrued for these assessments net of estimated future premium tax deductions.

8.  Segment Information

LNC has four major business segments: Property-Casualty, Life Insurance and Annuities, Life-Health Reinsurance and Employee Life-Health Benefits. The Property-Casualty segment writes both commercial and personal coverages through a network of independent agents. The Life Insurance and Annuities segment offers universal life, pension products and other individual coverages through a network of career agents, independent general agencies, and insurance agencies located within a variety of financial institutions. Life-Health Reinsurance sells reinsurance products and services to insurance companies, HMOs, self-funded employers and other primary risk accepting organizations in the U.S. and economically attractive international markets. The Employee Life-Health Benefits segment distributes group life and health insurance, managed health care and other related coverages through career agents and independent general agencies. Activity which is not included in the four major business segments is shown as "Other Operations."

"Other Operations" includes unallocated corporate items, including corporate investment income, interest expense on corporate debt and unallocated overhead expenses. Prior to 1993, all realized gain (loss) on investments were included in Other Operations and corporate investment income was net of amounts allocated to the business segments in lieu of realized gain (loss) on investments.


The revenue, pre-tax income and assets by segment for 1991 through 1993 are as follows:

Year Ended December 31     (in millions)          1993         1992       1991
Revenue:

Property-Casualty ----------------------      $2,240.6     $2,408.7  $2,558.9
Life Insurance and Annuities -----------       2,858.3      2,438.7   2,233.4
Life-Health Reinsurance ----------------       1,930.5      1,781.8   1,710.4
Employee Life-Health Benefits ----------       1,297.3      1,241.6   2,646.3
Other Operations -----------------------         (36.9)       163.3      20.0
  Total Revenue ------------------------      $8,289.8     $8,034.1  $9,169.0

Income (loss) before income taxes and
 cumulative effect of accounting change:
Property-Casualty ----------------------        $257.6       $ 22.1    $ 26.3
Life Insurance and Annuities -----------         344.3        197.0     155.1
Life-Health Reinsurance ----------------          27.5         84.3      48.7
Employee Life-Health Benefits ----------          86.0         62.9      66.8
Other Operations -----------------------        (127.6)        58.4     (98.1)
  Total Income Before Income Taxes
   and Cumulative Effect of
   Accounting Change -------------------        $587.8       $424.7    $198.8

December 31                (in millions)          1993         1992      1991
Assets:
Property-Casualty ----------------------     $ 5,550.5    $ 5,101.3 $ 5,035.1
Life Insurance and Annuities -----------      38,711.7     30,519.6  24,728.0
Life-Health Reinsurance ----------------       3,227.2      2,402.9   2,160.4
Employee Life-Health Benefits ----------         679.7        558.1   1,298.0
Other Operations -----------------------         211.3        965.4     791.6
  Total Assets -------------------------     $48,380.4    $39,547.3 $34,013.1


Provisions for depreciation and capital additions were not material.

9.  Shareholders' Equity

LNC's common and preferred stock is without par value.

All of the issued and outstanding Series A Preferred Stock is $3 Cumulative Convertible and is convertible at any time into shares of Common Stock at a conversion rate of eight shares of Common Stock for each share of Series A Preferred Stock, subject to adjustment for certain events. The Series A Preferred Stock is redeemable at the option of the Corporation at $80 per share plus accrued and unpaid dividends.

Each share of the Series E and F Preferred Stock is 5 1/2% Cumulative Convertible Exchangeable Preferred Stock and is convertible into two shares of LNC's Common Stock. The Series E and Series F (issued during May 1991) Preferred Stock issued at $68.85 and $71.604 per share, respectively, are owned by Dai-ichi Mutual Life Insurance Company.

The Series A, E and F Preferred Stock have full voting rights, subject to adjustment if LNC is in default as to the payment of dividends. If LNC is liquidated or dissolved, holders of Series A, E and F Preferred Stock will be entitled to payments of $80.00, $68.85 and $71.604 per share, respectively. The difference between the aggregate preference on liquidation value and the financial statement balance for the Series A and E Preferred Stock was $2,200,000 and $400,000, respectively, at December 31, 1993. Series A, E and F Preferred Stock have parity with respect to liquidating distributions.

LNC has outstanding one Common Share Purchase Right ("Rights") on each outstanding share of LNC's Common Stock. A Right will also be issued with each share of LNC's Common Stock that becomes outstanding prior to the time the Rights become exercisable or expire. If a person or group acquires beneficial ownership of 20% or more or announces an offer that would result in beneficial ownership of 30% or more of LNC's outstanding Common Stock, the Rights become exercisable and each Right will entitle its holder to purchase one share of LNC's Common Stock for $75. If LNC is acquired in a business combination transaction, each Right will entitle its holder to purchase, for $75, common shares of the acquiring company having a market value of $150. Alternatively, if a 20% holder were to acquire LNC by means of a reverse merger in which LNC and its stock survive or were to engage in certain "self-dealing" transactions, each Right not owned by the 20% holder would entitle its holder to purchase, for $75, Common Stock of LNC having a market value of $150. LNC can redeem each Right for one cent at any time prior to its becoming exercisable. The Rights expire in November 1996. As of December 31, 1993, there were 94,183,190 Rights outstanding.

During February 1993, LNC issued 9,200,000 shares of Common Stock. The proceeds from this offering, net of issuance and distribution costs, were $316,100,000.

During May 1993, LNC's Board of Directors approved a two-for-one stock split for its Common Stock. The record date for the stock split was June 4, 1993 and the additional shares were distributed to shareholders on June 25, 1993. Following this Common Stock split the conversion rate of LNC's Preferred Stock Series A changed from four shares of Common Stock to eight shares of Common Stock for each Series A Preferred Stock. The conversion rate of LNC's Preferred Stock Series E and F changed from one share of Common Stock to two shares of Common Stock for each share of Series E and F Preferred Stock. The consolidated financial statements have been adjusted to reflect the effects of the common stock split for all periods presented.

Earnings per share are computed based on the average number of common shares outstanding during each year (1993 - 102,307,356; 1992 - 92,977,312; 1991 -
90,658,726) after assuming conversion of the Series A, E and F Preferred Stock and the retroactive effect of the 1993 two-for-one stock split. The effect of stock options is not dilutive in the computation of earnings per share.


Details underlying the balance sheet caption "Net Unrealized Gain on Securities Available-for-Sale," are as follows:

December 31                                 (in millions)      1993      1992

Fair value of securities available-for-sale ------------- $25,044.7  $2,902.3
Cost of securities available-for-sale ------------------- (23,115.8) (2,658.2)
  Unrealized gain ---------------------------------------   1,928.9     244.1
Adjustments to deferred acquisition costs ---------------    (429.2)      --
Amounts required to satisfy policyholder commitments ----     (58.3)      (.1)
Amounts related to disposal of subsidiary included in
 other liabilities --------------------------------------     (30.1)      --
Deferred income taxes -----------------------------------    (496.6)    (81.3)
  Net unrealized gain on securities
   available-for-sale -----------------------------------  $  914.7  $  162.7


Adjustments to deferred acquisition costs and amounts required to satisfy policyholder commitments are netted against the Deferred Acquisition Costs asset account and included with the Future Policy Benefits and Losses, Claims and Loss Expenses liability account on the balance sheet, respectively.


10.  Sale of Subsidiaries

LNC decided to substantially exit certain businesses that made up its Employee Life-Health Benefits segment by selling the third party administrator operations and the health maintenance organizations along with certain related group life and health policies, and to allow the remaining group life and health operations conducted within the Lincoln National Life Insurance Company to run off, except for certain small group business, which was to be transferred to a subsidiary. In December 1991, the estimated pre-tax loss from these planned transactions of $135,000,000 ($89,100,000, after-tax) was charged to loss on sale of subsidiaries. This loss, which affected "Other Operations", included the estimated cost of operating these entities to the date of sale in May 1992, and the estimated cost of the run-off of the group life and health operations and downsizing LNC's related management staff and service operation, less the estimated gain from the sale of the business described above. During 1992, LNC completed the sale and received cash of $145,300,000. The 1992 gain from the sale and the disposal expenses have not differed materially from the 1991 estimate. The after-tax income from operations for these businesses for the year ended December 31, 1991 was $200,000. The revenues for these businesses for the year ended December 31, 1991 was $1,461,000,000.

In December 1993, LNC recorded a provision for loss of $98,500,000 (also $98,500,000 after-tax) in the "Other Operations" segment for the sale of Security-Connecticut Corporation ("Security-Connecticut"). The sale was completed on February 2, 1994 through an initial public offering and LNC received cash and notes, net of related expenses, totaling $237,700,000. For the years ended December 31, 1993, 1992 and 1991, Security-Connecticut, which operated in the Life Insurance and Annuities segment, had revenues of $274,500,000, $252,400,000 and $243,600,000, respectively, and net income of
$24,000,000, $26,200,000 and $29,400,000, respectively.  As of December 31,
1993, Security-Connecticut had assets of $1,830,600,000 and liabilities of $1,504,900,000.

LNC filed a registration statement in December 1993 with the Securities Exchange Commission involving an initial public offering of stock of its subsidiary Employers Health Insurance Company ("Employers Health"), which comprises the Employee Life-Health Benefits segment. Should the initial public offering be consummated, it is anticipated that LNC will retain a less than 50% equity ownership interest in Employers Health and that a gain on sale will be recognized in 1994. The amount of gain cannot be determined until the pricing of the offering has been completed. For the years ended December 31, 1993, 1992 and 1991, Employers Health had revenues of $1,304,700,000, $1,247,600,000 and $1,184,100,000, respectively, and net income of
$55,300,000, $43,900,000 and $43,700,000, respectively.  As of December 31,
1993, Employers Health had assets of $793,700,000 and liabilities of $453,400,000.

Report of Ernst and Young, Independent Auditors

Board of Directors
Lincoln National Corporation

We have audited the accompanying consolidated balance sheets of Lincoln National Corporation as of December 31, 1993 and 1992, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1993. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lincoln National Corporation at December 31, 1993 and 1992, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in note 2 to the consolidated financial statements, in 1993 the Corporation changed its method of accounting for postretirement benefits other than pensions, accounting for income taxes, accounting for impairment of loans, and accounting for certain investments in debt and equity securities.



                                          Ernst & Young

Fort Wayne, Indiana
February 10, 1994




Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements with LNC's independent auditors which are reportable pursuant to Item 304 of Regulation S-K.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information for this item relating to directors of LNC is incorporated by reference to the sections captioned "NOMINEES FOR DIRECTOR" and "DIRECTORS CONTINUING IN OFFICE" of LNC's Proxy Statement for the Annual Meeting scheduled for May 12, 1994.

Executive Officers of the Registrant as of December 31, 1993 were as follows:

Name                      Position with LNC and Business Experience
(Age)                     During the Past Five Years

Robert A. Anker           President, Chief Operating Officer and Director,
(52)                      LNC since 1992.  President and Chief Executive
                          Officer, American States* (1990-1991). President and Chief Operating Officer, American States*
                          (1985-1990).

Jon A. Boscia             Executive Vice President, LNC since 1991.
(42)                      President, Lincoln National Investment
                          Management Company* since 1991.  Senior Vice
                          President, LNL* (1985-1991).

George E. Davis           Senior Vice President, LNC since March 1993.
(51)                      Vice President, Eastman Kodak Co. (1985-March 1993).


P. Kenneth Dunsire        Executive Vice President, LNC since 1986.
(62)

Jack D. Hunter            Executive Vice President, LNC since 1986. General
(57)                      Counsel since 1971.

William J. Lawson         President and Chief Executive, Officer, Employers
(54)                      Health* since 1988.  Senior Vice President, LNL*
                          (1984-1988).

F. Cedric McCurley        President and Chief Executive Officer, American
(59)                      States* since 1992.  Executive Vice President,
                          American States* (1986-1991).

H. Thomas McMeekin, III   Senior Vice President, LNC since 1992.
(40)                      Executive Vice President, Lincoln National
                          Investment Management Company* (1987-1992).

Richard S. Robertson      Executive Vice President, LNC since 1986.
(51)

Ian M. Rolland            Chairman and Director, LNC since 1992.
(60)                      President and Director, LNC (1975-1991).  Chief
                          Executive Officer, LNC since 1977.

Richard C. Vaughan        Senior Vice President and Chief Financial Officer,
(44)                      LNC since 1992.  Senior Vice President, LNL* since
                          1990.  Vice President, EQUICOR, Inc. (1988-1990).

Donald L. Van Wyngarden   Second Vice President and Controller, LNC since
(54)                      1975.

Thomas M. West            Executive Vice President, LNL* since 1981.
(53)

*Denotes a subsidiary of LNC

There is no family relationship between any of the foregoing executive officers, all of whom are elected annually.

Item 11. Executive Compensation

Information for this item is incorporated by reference to the section cap-tioned "EXECUTIVE COMPENSATION" of LNC's Proxy Statement for the Annual Meeting scheduled for May 12, 1994.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information for this item is incorporated by reference to the sections captioned "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS" and
"SECURITY OWNERSHIP OF DIRECTORS, NOMINEES AND EXECUTIVE OFFICERS" of LNC's
Proxy Statement for the Annual Meeting scheduled for May 12, 1994.

Item 13. Certain Relationships and Related Transactions
Information for this item is incorporated by reference to the section cap-tioned "TERMINATION OF EMPLOYMENT ARRANGEMENTS" of LNC's
Proxy Statement for the Annual Meeting scheduled for May 12, 1994.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
Item 14(a)(1) Financial Statements

The following consolidated financial statements of Lincoln National Corpora-tion and subsidiaries are included in Item 8:

   Consolidated Balance Sheets - December 31, 1993 and 1992

   Consolidated Statements of Income - Years ended December 31, 1993, 1992 and 1991

   Consolidated Statements of Shareholders' Equity - Years ended December 31, 1993, 1992 and 1991

   Consolidated Statements of Cash Flows - Years ended December 31, 1993, 1992 and 1991

   Notes to Consolidated Financial Statements

   Report of Independent Auditors


Item 14(a)(2) Financial Statement Schedules

The following consolidated financial statement schedules of Lincoln National Corporation and subsidiaries are included in Item 14(d):

   I - Summary of Investments - Other than Investments in Related Parties III - Condensed Financial Information of Registrant
   V - Supplementary Insurance Information
  VI - Reinsurance
 VII - Guarantees of Securities of Other Issuers
VIII - Valuation and Qualifying Accounts
  IX - Short-term Borrowings
   X - Supplementary Information Concerning Property-Casualty Insurance
       Operations

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, are inapplicable, or the required information is included in the consolidated financial statements, and therefore have been omitted.

Item 14(a)(3) Listing of Exhibits

The following exhibits of Lincoln National Corporation and subsidiaries are included in Item 14(c) - (Note: The numbers preceding the exhibits correspond to the specific numbers within Item 601 of Regulation S-K.):

      3(a)   The Articles of Incorporation of LNC as last amended May 24,
      1991 are incorporated by reference to Exhibit 3(a) of LNC's Form 10-K for the year ended December 31, 1991 filed with the Commission on March 27, 1992.

      3(b)   The Bylaws of LNC as last amended January 1, 1992 are
      incorporated by reference to Exhibit 3(b) of LNC's Form 10-K for the year ended December 31, 1991 filed with the Commission on March 27, 1992.

      4(a)   Indenture for 8% Notes of LNC due March 15, 1997 and the
      specimen Notes is incorporated by reference to Exhibit 4(b) of LNC's Form 10-K for the year ended December 31, 1991, filed with the Commission on March 27, 1992.

      4(b)   First Supplemental Indenture and Specimen Notes for LNC's 7 1/8%
      Notes due July 15, 1999 are incorporated by reference to Annex B and Annex C of LNC's Form 8-K filed with the Commission on July
      7, 1992.

      4(c)   First Supplemental Indenture and Specimen Notes for LNC's 7 5/8%
      Notes due July 15, 2002 are incorporated by reference to Annex B and Annex D of LNC's Form 8-K filed with the Commission on July
      7, 1992.

      4(d)   Fiscal Agency Agreement related to sale of $100,000,000
      aggregate principal amount of 9 3/4% Notes of LNC due October 20, 1995 and the specimen of 9 3/4% Notes.

     10(a)* The Lincoln National Corporation 1986 Stock Option Incentive Plan as last amended May 13, 1993.

     10(b)* The Lincoln National Corporation 1982 Stock Option Incentive Plan as last amended May 7, 1987.

     10(c)* The Lincoln National Corporation Executives' Salary Continuation Plan as last amended January 1, 1992 is incorporated by reference to Exhibit 10(c) of LNC's Form 10-K for the year ended December
     31, 1992, filed with the Commission on March 30, 1993.

     10(d)* The Lincoln National Corporation Executive Value Sharing Plan is incorporated by reference to Exhibit 10(d) of LNC's Form 10-K for the year ended December 31, 1992, filed with the Commission on March 30, 1993.

     10(e)* The Lincoln National Corporation Management Incentive Plan II as last amended August 1, 1989, is incorporated by reference to
     Exhibit 10(e) of LNC's Form 10-K for the year ended December 31,
     1989, filed with the Commission on March 29, 1990.

     10(f)* Lincoln National Corporation Executives' Severance Benefit Plan as last amended January 10, 1990, is incorporated by reference to Exhibit 10(f) of LNC's Form 10-K for the year ended December
     31, 1990, filed with the Commission on March 28, 1991.

     10(g)* The Lincoln National Corporation Outside Directors Retirement Plan as last amended March 15, 1990, is incorporated by reference to Exhibit 10(g) of LNC's Form 10-K for the year ended December
     31, 1990, filed with the Commission on March 28, 1991.

     10(h)* The Lincoln National Corporation Outside Directors Benefits Plan is incorporated by reference to Exhibit 10(h) of LNC's Form 10-K for the year ended December 31, 1992, filed with the Commission on March 30, 1993.

     10(i)   Lease and Agreement dated August 1, 1984, with respect to the
     American States' home office property, is incorporated by reference to Exhibit 10(i) of LNC's Form 10-K for the year ended December 31, 1990, filed with the Commission on March 28, 1991.

     10(j)   Lease and Agreement dated August 1, 1984, with respect to LNL's home office property, is incorporated by reference to Exhibit
     10(j) of LNC's Form 10-K for the year ended December 31, 1990, filed with the Commission on March 28, 1991.

     10(k)   Lease and Agreement dated August 1, 1984, with respect to
     Lincoln National Pension Insurance Company's ("LNP") home office property, is incorporated by reference to Exhibit 10(k) of LNC's Form 10-K for the year ended December 31, 1990, filed with the Commission on March 28, 1991. [LNP was merged into its parent, LNL, effective January 1, 1989.]

     10(l)   Lease dated March 1, 1984, with respect to Security-
     Connecticut's home office property, is incorporated by reference to Exhibit 10(l) of LNC's Form 10-K for the year ended December 31, 1990, filed with the Commission on March 28, 1991.

     10(m)*  Descriptions of compensation arrangements with Executive
     Officers.

     10(n)* The Lincoln National Corporation Executives' Supplemental Pension Benefit Plan is incorporated by reference to Exhibit
     10(n) of LNC's Form 10-K for the year ended December 31, 1992, filed with the Commission on March 30, 1993.

     10(o)* Lincoln National Corporation Executive Savings and Profit Sharing Plan as amended as of January 1, 1992 is incorporated by reference to Exhibit 10(o) of LNC's Form 10-K for the year ended December 31, 1992, filed with the Commission on March 30, 1993.

     10(p)   Lease dated February 14, 1991, with respect to property occupied by select Fort Wayne operations of the Registrant is incorporated by reference to Exhibit 10(q) of LNC's Form 10-K for the year ended December 31, 1991 filed with the Commission on March 27,
     1992.

     10(q)* Lincoln National Corporation 1993 Stock Plan for Non-Employee Directors.

     10(r)* Lincoln National Corporation Executives' Excess Compensation Benefit Plan.


             *This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.

     11      Computation of Per Share Earnings

     21      The List of Subsidiaries of LNC.

     23      Consent of Independent Auditors.

     28 Information from Reports Furnished to State Insurance Regulatory Authorities.

Item 14(b) - During the fourth quarter of the year ended December 31, 1993, no reports on Form 8-K were filed with the Commission.

Item 14(c) - The exhibits of Lincoln National Corporation and subsidiaries are listed in Item 14(a)(3) above.

Item 14(d) - The financial schedules for Lincoln National Corporation and subsidiaries follow on pages 59 through 68.

                 LINCOLN NATIONAL CORPORATION AND SUBSIDIARIES

SCHEDULE I - SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN
RELATED
             PARTIES

December 31, 1993    (000's omitted)

        Col. A                         Col. B         Col. C         Col. D
                                                                   Amount at
                                                                  Which Shown
                                                                    in the
Type of Investment                      Cost          Value      Balance Sheet
Fixed maturity securities
 available-for-sale:
  Bonds:
    United States Government
      and government agencies
      and authorities ------------ $ 1,657,255    $ 1,691,261   $ 1,691,261
    States, municipalities and
      political subdivisions -----   2,558,205      2,771,654     2,771,654
    Mortgage-backed bonds --------   5,685,674      6,061,996     6,061,996
    Foreign governments ----------     493,716        551,567       551,567
    Public utilities -------------   3,167,517      3,421,002     3,421,002
    Convertibles and bonds
      with warrants attached -----     143,869        158,199       158,199
    All other corporate bonds ----   8,377,453      9,165,616     9,165,616
  Redeemable preferred stocks ----     135,596        143,040       143,040
        Total --------------------  22,219,285     23,964,335    23,964,335

Equity securities available-for-sale:
  Common stocks:
    Public utilities -------------      23,139         31,686        31,686
    Banks, trusts  and
      insurance companies --------      94,228        159,284       159,284
    Industrial, miscellaneous
      and all other --------------     559,142        648,639       648,639
  Nonredeemable preferred stocks -     219,968        240,692       240,692
        Total Equity Securities --     896,477      1,080,301     1,080,301

Mortgage loans on real estate ----   3,527,590                    3,300,951(A)

Real estate:
  Investment properties ----------     469,913                      469,913
  Acquired in
   satisfaction of debt ----------     284,617                      163,190(A)

Policy loans ---------------------     595,085                      595,085

Other investments ----------------     185,366                      158,170(A)
        Total Investments -------- $28,178,333                  $29,731,945



(A) Investments which are deemed to have declines in value that are other than temporary are written down or reserved for to reduce their carrying value to their estimated realizable value.

                 LINCOLN NATIONAL CORPORATION AND SUBSIDIARIES

         SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                BALANCE SHEETS
             Lincoln National Corporation (Parent Company Only)

December 31                      (000's omitted)         1993           1992


                                                                  (Restated)
Assets:
  Investments in subsidiaries* ------------------    $4,870,705   $3,833,654
  Investments -----------------------------------        43,868       58,361
  Cash and invested cash ------------------------       271,721      421,974
  Property and equipment ------------------------         5,941        1,419
  Accrued investment income ---------------------            16           65
  Receivable from subsidiaries* -----------------        62,835       48,600
  Loans to subsidiaries* ------------------------        16,025       50,750
  Dividends receivable from subsidiaries* -------        80,000          --
  Goodwill --------------------------------------        10,008       11,015
  Other assets ----------------------------------       116,215       17,638

                Total Assets --------------------    $5,477,334   $4,443,476


Liabilities and Shareholders' Equity

Liabilities:
  Cash collateral on loaned securities ----------    $  189,256   $  179,709
  Dividends payable -----------------------------        38,591       32,014
  Short-term debt -------------------------------       312,867      420,232
  Long-term debt --------------------------------       298,422      398,288
  Loans from subsidiaries* ----------------------       328,467      456,069
  Federal income taxes payable (receivable) -----        30,717       (4,907)
  Accrued expenses and other liabilities --------       206,693      135,200
                Total Liabilities ---------------    $1,405,013   $1,616,605


Shareholders' Equity:
  Series A Preferred Stock ---------------------          1,553        1,896
  Series E Preferred Stock ---------------------        151,206      151,206
  Series F Preferred Stock ---------------------        158,707      158,707
  Common Stock ---------------------------------        543,659      200,986
  Earned surplus -------------------------------      2,303,731    2,147,691
  Foreign currency translation adjustment ------         (1,214)       3,643
  Net unrealized gain on investment
    securities available-for-sale [including
    unrealized gain of subsidiaries:
    1993 - $891,997,000, 1992 - $133,945,000] --        914,679      162,742

                Total Shareholders' Equity -----      4,072,321    2,826,871

                Total Liabilities and
                  Shareholders' Equity ----------    $5,477,334   $4,443,476

*Eliminated in consolidation.

 These condensed financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes of Lincoln National Corporation and subsidiaries (see pages 30 through 54).

                 LINCOLN NATIONAL CORPORATION AND SUBSIDIARIES

    SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(Continued)

                             STATEMENTS OF INCOME
                Lincoln National Corporation (Parent Company Only)

Year Ended December 31          (000's omitted)    1993       1992      1991
                                                         (Restated)(Restated)
Revenue:
  Dividends from subsidiaries* --------------- $155,980   $ 60,324  $ 49,524
  Interest from subsidiaries* ----------------    1,730      1,799     2,743
  Pre-closing dividend from subsidiaries sold-      --      40,917       --
  Net investment income ----------------------   14,634     22,610    37,834
  Realized gain (loss) on investments --------   27,106     49,807    (2,753)
  Loss on sale of subsidiaries ---------------      --         --    (90,274)
  Other --------------------------------------      (61)     1,235     1,063
      Total Revenue --------------------------  199,389    176,692    (1,863)

Expenses:
  Operating and administrative ---------------   21,682     32,078    31,811
  Interest-subsidiaries* ---------------------   13,811     18,246    36,436
  Interest-other -----------------------------   41,136     51,861    62,033
      Total Expenses -------------------------   76,629    102,185   130,280

      Income before Federal Income Tax (Credits),
       Equity in Undistributed Net Income of
       Subsidiaries and Cumulative Effect
       of Accounting Change ------------------  122,760     74,507  (132,143)

Federal income tax expense (credits) ---------   (6,032)    (7,521)  (65,966)

      Income (Loss) Before Equity in
       Undistributed Net Income of
       Subsidiaries and Cumulative
       Effect of Accounting Change -----------  128,792     82,028   (66,177)

Equity in undistributed net income of
 subsidiaries --------------------------------  286,491    277,143   268,137

      Income Before Cumulative Accounting
       Change --------------------------------  415,283    359,171   201,960

Cumulative effect of accounting change:
Parent company -------------------------------   (8,006)       --        --
Subsidiaries ---------------------------------  (88,425)       --        --
      Total Accounting Change ----------------  (96,431)       --        --

      Net Income ----------------------------- $318,852   $359,171  $201,960

*Eliminated in consolidation.

 These condensed financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes of Lincoln National Corporation and subsidiaries (see pages 30 through 54).

                LINCOLN NATIONAL CORPORATION AND SUBSIDIARIES
    SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(Continued)

                         STATEMENTS OF CASH FLOWS
               Lincoln National Corporation (Parent Company Only)

Year Ended December 31          (000's omitted)      1993      1992      1991
                                                          (Restated)(Restated)

Cash Flows from Operating Activities:
Net Income -----------------------------------   $318,852  $359,171  $201,960
Adjustments to reconcile net income to net
 cash provided by operating activities:
   Equity in undistributed net income
    of subsidiaries * ------------------------   (278,065) (264,833) (290,585)
   Realized (gain) loss on investments -------    (27,106)  (49,807)    2,753
   Loss on sale of subsidiaries --------------        --        --     90,274
   Cumulative effect of accounting change ----      8,006       --        --
   Other -------------------------------------     23,375    10,088   (49,259)
     Net Adjustments -------------------------   (273,790) (304,552) (246,817)

     Net Cash Provided by (Used in)
      Operating Activities -------------------     45,062    54,619   (44,857)

Cash Flows from Investing Activities:
Purchase of investments ----------------------       (414)   (6,915)  (14,250)
Sale or maturity of investments --------------     32,062    93,363     8,865
Cash collateral on loaned securities ---------      9,547   (31,746)   54,799
Net investment in consolidated subsidiaries* -   (105,846) (103,149) (154,593)
Sale of subsidiaries -------------------------        --    145,270       --
Net (purchase) sale of property and equipment-     (5,563)    5,141    (1,002)
Other ----------------------------------------      3,147   (24,079)    8,258
     Net Cash Provided by (Used in)
      Investing Activities -------------------    (67,067)   77,885   (97,923)

Cash Flows from Financing Activities:
Principal payments on long-term debt ---------        --    (31,283)  (10,585)
Issuance of long-term debt -------------------        --    197,737       --
Net increase (decrease) in short-term debt ---   (207,231) (225,503)  206,396
Issuance of Series F Preferred Stock ---------        --        --    158,707
Increase (decrease) in loans from
 subsidiaries* -------------------------------   (127,602)  113,436  (108,848)
Decrease (increase) in loans to subsidiaries*-     34,725    50,091   (64,146)
Decrease (increase) in receivables from
 subsidiaries* -------------------------------    (14,235)   40,735    (9,835)
Public offering of Common Stock --------------    316,100       --        --
Common Stock issued for benefit plans --------     26,230    21,018     2,068
Dividends paid to shareholders ---------------   (156,235) (139,151) (125,956)
     Net Cash Provided by
      Financing Activities -------------------   (128,248)   27,080    47,801

     Net Increase (Decrease) in Cash ---------   (150,253)  159,584   (94,979)

Cash at beginning of year --------------------    421,974   262,390   357,369
     Cash at End of Year ---------------------   $271,721  $421,974  $262,390

*Eliminated in consolidation.


 These condensed financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes of Lincoln National Corporation and subsidiaries (see pages 30 through 54).

                  LINCOLN NATIONAL CORPORATION AND SUBSIDIARIES

                 SCHEDULE V - SUPPLEMENTARY INSURANCE INFORMATION

        Column A                  Column B      Column C       Column D     Column E    Column F   Column G
                                              Future Policy                 Other
                                                 Benefits,                   Policy
                                  Deferred    Losses, Claims               Claims and                   Net
                                 Acquisition     and Loss      Unearned      Benefits   Premium      Investment
          Segment                    Costs        Expenses      Premiums      Payable   Revenue (B)   Income(A)
                                --------------------------------(000's Omitted)---------------------------------
Year Ended December 31, 1993
  Property-Casualty ------------ $  153,073    $ 2,810,037      $777,011    $           $1,841,363   $ 250,633
  Life Insurance and Annuities -  1,176,852      7,305,262         6,527                   969,579   1,717,503
  Life-Health Reinsurance ------    681,206      2,340,654        76,606                 1,787,644     124,856
  Employee Life-Health Benefits-                   320,189                               1,228,606      42,931

  Other (incl. consol. adj's.) -                  (124,107)       (1,339)                               10,596
             Total ------------- $2,011,131    $12,652,035      $858,805    $      --   $5,827,192  $2,146,519

Year Ended December 31, 1992
  Property-Casualty ------------ $  172,378    $ 2,672,503      $840,349    $           $2,082,953   $ 287,224
  Life Insurance and Annuities -  1,430,790      6,617,403         4,587                   789,796   1,572,744
  Life-Health Reinsurance ------    509,453      1,497,314       135,543                 1,651,166     108,713
  Employee Life-Health Benefits-                   269,044            13                 1,184,183      37,775
  Other (incl. consol. adj's.) -      5,275         68,296             5                       268     (19,160)
             Total ------------- $2,117,896    $11,124,560      $980,497    $      --   $5,708,366  $1,987,296

Year Ended December 31, 1991
  Property-Casualty ------------ $  194,242    $ 2,502,421      $919,007    $           $2,242,009   $ 276,992
  Life Insurance and Annuities -  1,278,993      6,078,897         2,809                   805,426   1,378,980
  Life-Health Reinsurance ------    483,756      1,393,569        41,089                 1,600,730      94,204
  Employee Life-Health Benefits-     14,895        500,739         6,945                 2,436,929      72,263
  Other (incl. consol. adj's.) -                   (17,816)                                   2,548    (23,091)
             Total ------------- $1,971,886    $10,457,810      $969,850    $      --   $7,087,642  $1,799,348

        Column A                  Column H       Column I       Column J      Column K

                                                 Amortiza-
                                  Benefits,       tion of
                                   Claims,       Deferred
                                 Lossess and      Policy Ac-      Other
                                 Settlement      quisition      Operating     Premiums
         Segment                  Expenses         Costs       Expenses (A)    Written

                                ----------------------(000's Omitted)-----------------
Year Ended December 31, 1993
  Property-Casualty ------------ $1,406,781       $384,185    $  187,654   $1,766,649
  Life Insurance and Annuities -  1,883,656        139,824       371,756
  Life-Health Reinsurance ------  1,421,329         42,549       561,790
  Employee Life-Health Benefits-    916,513                      294,810
  Other (incl. consol. adj's.) -                     5,274        85,807
             Total ------------- $5,628,279       $571,832    $1,501,817

Year Ended December 31, 1992
  Property-Casualty ------------ $1,721,802       $435,353    $  229,426   $2,003,534
  Life Insurance and Annuities -  1,723,165        122,652       395,874
  Life-Health Reinsurance ------  1,349,444         (3,955)      352,025
  Employee Life-Health Benefits-    902,096                      276,616
  Other (incl. consol. adj's.) -      3,936          9,621        91,349
             Total ------------- $5,700,443       $563,671    $1,345,290

Year Ended December 31, 1991
  Property-Casualty ------------ $1,844,892       $456,706    $  229,557   $2,242,692
  Life Insurance and Annuities -  1,655,770        102,040       318,933
  Life-Health Reinsurance ------  1,465,148         26,013       170,447
  Employee Life-Health Benefits-  1,919,470          3,481       654,438
  Other (incl. consol. adj's.) -      1,538                       53,653
             Total ------------- $6,886,818       $588,240    $1,427,028

 (A) The allocation of expenses between investments and other operations are based on number of assumptions and estimates.
     Results would change if different methods were applied.
 (B) Includes insurance fees on universal life and other interest sensitive products.




                                      LINCOLN NATIONAL CORPORATION AND SUBSIDIARIES

                                                SCHEDULE VI - REINSURANCE (A)


         Column A                       Column B         Column C          Column D       Column E         Column F
                                                           Ceded           Assumed                        Percentage of
                                          Gross           to Other        from Other          Net        Amount Assumed
                                          Amount         Companies        Companies        Amount            to Net

                                       -------------------------(000's Omitted)-----------------------

Year Ended December 31, 1993

  Life insurance in force ------------ $144,054,000      $46,255,000     $89,712,000     $187,511,000         47.8%

  Premiums:
     Property-casualty insurance -----   $1,760,560         $ 71,472       $  152,275    $  1,841,363          8.3%
     Health insurance ----------------    1,376,038           80,731          613,951       1,909,258         32.2
     Life insurance (B) --------------    1,086,349          139,013        1,129,235       2,076,571         54.4
               Total -----------------   $4,222,947         $291,216       $1,895,461      $5,827,192

Year Ended December 31, 1992

  Life insurance in force ------------ $131,104,000      $46,938,000      $86,881,000    $171,047,000         50.8%

  Premiums:
     Property-casualty insurance -----   $1,954,569         $ 99,858       $  228,242      $2,082,953         11.0%
     Health insurance ----------------    1,184,817           34,391          707,365       1,857,791         38.1
     Life insurance (B) --------------      895,004          151,975        1,024,593       1,767,622         58.0
               Total -----------------   $4,034,390         $286,224       $1,960,200      $5,708,366

Year Ended December 31, 1991

  Life insurance in force ------------ $158,185,000      $48,580,000     $ 97,372,000    $206,977,000         47.0%

  Premiums:
     Property-casualty insurance -----   $2,078,083         $ 88,970       $  252,896      $2,242,009         11.3%
     Health insurance ----------------    2,419,096           52,683          739,914       3,106,327         23.8
     Life insurance (B) --------------      984,384          300,415        1,055,337       1,739,306         60.7
               Total -----------------   $5,481,563         $442,068       $2,048,147      $7,087,642




(A)     Special-purpose bulk reinsurance transactions have been excluded.

(B)  Includes insurance fees on universal life and other interest sensitive products.



                   LINCOLN NATIONAL CORPORATION AND SUBSIDIARIES

             SCHEDULE VII - GUARANTEES OF SECURITIES OF OTHER ISSUERS
                                 December 31, 1993

        Column A                         Column B          Column C       Column D   Column E     Column F       Column G
                                                            Amount                     Amount
                                         Title of         Guaranteed       Amount        in
Name of Issuer of Securities              Issue              and           Owned    Treasury      Nature of      Nature of
Guaranteed                              Guaranteed       Outstanding       by LNC     of Issuer   Guarantee       Default

Industrial Revenue Bonds:


Econ. Devel. Corp of the               Var. Rev. Bonds    $  6,050,000                         Principal/Int.     None
 City of Troy



City of Waterloo, Iowa IRB             Floating Rate         8,000,000                         Principal/Int.     None
                                        Monthly Demand Note

St. Louis City - IRB                   Var. Rev. Bond        7,800,000                         Principal/Int.     None

LA Public Facilities Auth.             3.25% Tax Exempt Bds  9,400,000                         Principal/Int.     None

Oakland Cty, MI. Econ. Devel. Corp.    6.00% Tax Exempt      1,505,000                         Principal/Int.     None
                                        Bonds

City of Clayton, MO IRB                Var. 1st Mort.IRB     8,600,000                         Principal/Int.     None

Charter Township of Pittsfield         6.4% Rev. Bonds       6,500,000                         Principal/Int.     None

Chester City. PA Econ. Devel.          Floating Rate         5,200,000                         Principal/Int.     None
 Corp.                                  Monthly Demand Note

City of Oak Ridge, TN Indus.           Variable Rate         2,650,000                         Principal/Int.     None
 Devel. Board                           Rev. Bonds

Fulton Cty, GA Housing Auth. Var.      Flexible             18,000,000                         Principal/Int.     None
                                        Demand Multi-Family
                                        Housing Rev. Bds

Village of Schaumburg, IL              Var. Multi-Family     9,500,000                         Principal/Int.     None
                                        Housing Rev. Bds

LA Public Facilities                   5.25% Rev. Bonds      8,000,000                         Principal/Int.     None

FL State Housing Auth.                 Var. Tax Exempt       9,350,000                         Principal/Int.     None
                                        Housing Auth. Bd

City of Plymouth, MN                   6.75% Multi-Family    9,500,000                         Principal/Int.     None
                                        Housing Rev. Bds

FL State Housing Finance               Var. Rate Multi-      9,500,000                         Principal/Int.     None
                                        Agency Family Housing
                                        Rev. Bonds

City of Fort Wayne, IN                 Floating Rate        10,700,000                         Principal/Int.     None
                                        Rev. Bond
Rounding                                                       (55,000)
     Total Industrial Revenue
       Bond Guarantees                                     130,200,000

Other Real Estate Guarantees:
National Westminster                   Constr. Loan          2,339,430                         Principal/Int.     None
                                       Constr. Loan          4,290,111                         Principal/Int.     None
                                       Constr. Loan          4,027,545                         Principal/Int.     None
                                       Constr. Loan          5,127,516                         Principal/Int.     None
                                       Var. Rate Loan        3,275,000                         Principal/Int.     None

National Westminster PLC               Adj. Rate Loan        5,000,000                         Principal/Int.     None
                                       Adj. Rate Loan        5,200,000                         Principal/Int.     None
Citizens & Peoples
 National Bank                         Line of Credit          200,000                         Principal/Int.     None

Chase Manhattan Bank                   Var. Mortgage Loan    6,200,000                         Principal/Int.     None

LaSalle National Bank                  Var. Rate Loan          570,000                         Principal/Int.     None

Banc Boston Mortgage Corporation       Var. Rate Mortgage    7,578,060                         Principal/Int.     None

Rounding                                                        (7,662)
     Total Other Real Estate
      Guarantees                                            43,800,000
     Total Guarantees                                     $174,000,000



                              LINCOLN NATIONAL CORPORATION AND SUBSIDIARIES

                             SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS


          Col. A                           Col. B                 Col. C                      Col. D   Col. E
                                                                Additions
                                         Balance at        (1)               (2)                      Balance at
                                         Beginning      Charged to      Charged to Other   Deductions- End of
      Description                        of Period   Costs & Expenses Accounts-Describe(A) Describe(B) Period
                                                             (000's Omitted)
Year Ended December 31, 1993

Deducted from Asset Accounts:
  Reserve for Mortgage Loans
   on Real Estate --------------------    $134,476       $140,568                           $(48,405)    $226,639
  Reserve for Real Estate ------------     131,060         33,389                            (43,022)     121,427
  Reserve for Other Long-term
   Investments -----------------------      40,307          4,321                            (17,432)      27,196
Included in Other Liabilities:
  Investment Guarantees --------------      30,033          1,427                            (12,925)      18,535

Year Ended December 31, 1992

Deducted from Asset Accounts:
  Reserve for Mortgage Loans
   on Real Estate --------------------    $ 72,094       $ 91,909       $(22,540)            $(6,987)    $134,476
  Reserve for Real Estate ------------      92,000         36,034         22,540             (19,514)     131,060
  Reserve for Other Long-term
   Investments -----------------------      23,220         20,341                             (3,254)      40,307
Included in Other Liabilities:
  Investment Guarantees --------------      24,950          6,883                             (1,800)      30,033

Year Ended December 31, 1991

Deducted from Asset Accounts:
  Reserve for Mortgage Loans
   on Real Estate --------------------    $ 31,814       $ 49,078       $ (3,928)             (4,870)    $ 72,094
  Reserve for Real Estate ------------      59,065         34,429          3,928              (5,422)      92,000
  Reserve for Other Long-term
   Investments -----------------------       9,092         16,762         (2,000)               (634)      23,220
Included in Other Liabilities:
  Investment Guarantees --------------      13,290         15,860          2,000              (6,200)      24,950


(A)  Transfer between investment classifications.

(B)  Deductions reflect sales or foreclosures of the underlying holdings.



                 LINCOLN NATIONAL CORPORATION AND SUBSIDIARIES

                                           SCHEDULE IX - SHORT-TERM BORROWINGS


           Col. A                       Col. B          Col. C         Col. D          Col. E         Col. F
                                                                       Maximum         Average       Weighted
                                                        Weighted       Amount          Amount        Average
                                        Balance         Average      Outstanding     Outstanding   Interest Rate
    Category of Aggregate                at End         Interest      During the      During the     During the
    Short-Term Borrowings              of Period          Rate         Period        Period (C)      Period (D)
                                    (000's Omitted)                  ----------- -(000's Omitted)-----------------


Year Ended December 31, 1993

Commercial paper (A) ----------------   $212,700          3.35%       $416,430      $184,945          2.75%
Notes payable (B) -------------------     37,255          6.27%        110,865        64,822          4.31%
Current portion of long-term debt ---    101,463
  Total -----------------------------   $351,418

Year Ended December 31, 1992

Commercial paper (A) ----------------   $416,430          3.58%       $494,621      $316,280          4.11%
Notes payable (B) -------------------     11,320          6.59%        100,362        41,887          6.27%
Current portion of long-term debt ---      5,657
  Total -----------------------------   $433,407


Year Ended December 31, 1991

Commercial paper (A) ----------------   $494,621          5.09%       $613,180      $471,967          5.83%
Notes payable (B) -------------------     67,607          6.50%        127,637        51,655          8.08%
Current portion of long-term debt ---    115,078
   Total ----------------------------   $677,306


Notes:  (A)  Commercial paper matures generally within three months from date of issue with no provision for the
             extension of its maturity.
        (B)  Notes payable represents unsecured term loans having a fixed maturity of one year or less with no
             provision for renewal.
        (C)  The average amount outstanding during the period was computed by averaging the total of month-end
             outstanding principal balances.
        (D)  The weighted average interest rate during the period was computed by dividing the actual interest
             expense by the average amount outstanding as computed in (C).



                   LINCOLN NATIONAL CORPORATION AND SUBSIDIARIES

SCHEDULE X - SUPPLEMENTARY INFORMATION CONCERNING PROPERTY-CASUALTY INSURANCE OPERATIONS



        Column A                Column B      Column C       Column D     Column E    Column F     Column G


                                             Reserves for
                                Deferred     Unpaid Claims   Discount,
     Affiliation                 Policy        and Claim      if any                                  Net
        with                   Acquisition    Adjustment    Deducted in    Unearned     Earned    Investment
     Registrant                   Costs        Expenses      Column C      Premiums     Premium     Income
                               ----------------------------(000's Omitted)----
- -------------------------------
Consolidated subsidiaries:

Year Ended December 31, 1993     $153,073   $2,810,037      $     --       $777,011    $1,841,363  $250,633

Year Ended December 31, 1992     $172,378   $2,672,503      $     --       $840,349    $2,082,953  $287,224

Year Ended December 31, 1991     $194,242   $2,502,421      $     --       $919,007    $2,242,009  $276,992





   Column A                           Column H           Column I      Column J   Column K
                                   Claims and Claim
                               Adj Expenses(Credits)   Amortization     Paid
                                 Incurred Related to    of Deferred     Claims
   Affiliation                   (1)          (2)          Policy       and Claim
        with                     Current       Prior     Acquisition  Adjustment    Premium
   Registrant                   Year        Years        Costs
Expenses     Written
                               ----------------------(000's omitted)--------------------------

Consolidated subsidiaries:

Year Ended December 31, 1993   $1,433,270     $(26,489)   $384,185  $1,494,764  $1,766,649

Year Ended December 31, 1992   $1,670,603     $ 46,965    $435,353  $1,547,486  $2,003,534

Year Ended December 31, 1991   $1,824,662     $ 12,266    $456,706  $1,580,911  $2,242,692


               LINCOLN NATIONAL CORPORATION AND SUBSIDIARIES
             EXHIBIT INDEX FOR THE ANNUAL REPORT ON FORM 10-K
                   For the Year Ended December 31, 1993


Exhibit
Number                                                                    Page
 3(a)   Articles of Incorporation of LNC as last amended
          May 24, 1991.
 3(b)   Bylaws of LNC as last amended January 1, 1992.

 4(a)   Indenture for 8% Notes due March 15, 1997 and
          Specimen Notes.
 4(b)   Indenture for 7 1/8% due July 15, 1999 and
          Specimen Notes.*
 4(c)   Indenture for 7 5/8% Notes due July 15, 2002 and
          Specimen Notes.*
 4(d)   Fiscal Agency Agreement for 9 3/4% Notes due
          October 30, 1995, and Specimen Notes.                            71

10(a)   Lincoln National Corporation 1986 Stock Option
          Incentive Plan.                                                 101
10(b)   Lincoln National Corporation 1982 Stock Option
          Incentive Plan.                                                 110
10(c)   The Lincoln National Corporation Executives'
          Salary Continuation Plan.*

10(d)   The Lincoln National Corporation Executive Value
          Sharing Plan.*
10(e)   The Lincoln National Corporation Management Incentive
          Plan II.*
10(f)   Lincoln National Corporation Executives' Severance
          Benefit Plan as last amended January 10, 1990.*
10(g)   The Lincoln National Corporation Outside Directors
          Retirement Plan.*
10(h)   The Lincoln National Corporation Outside Directors
          Benefits Plan.*
10(i)   Lease and Agreement dated August 1, 1984, with respect
          to the American States' home office property.*
10(j)   Lease and Agreement dated August 1, 1984, with respect
          to LNL's home office property.*
10(k)   Lease and Agreement dated August 1, 1984, with respect
          to LNP's home office property.*
10(l)   Lease dated March 1, 1984, with respect to the
          Security-Connecticut's home office property.*
10(m)   Descriptions of Compensation Arrangements with
          Executive Officers.                                             118
10(n)   The Lincoln National Corporation Executives'
          Supplemental Pension Benefit Plan.*
10(o)   The Lincoln National Corporation Executive Savings and
          Profit Sharing Plan as last amended January 1, 1992.*
10(p)   Lease dated February 14, 1991, with respect to select
          Fort Wayne business operation's office space.*
10(q)   Lincoln National Corporation 1993 Stock Plan for Non-
          Employee Directors.                                             120
10(r)   Lincoln National Corporation Executives' Excess
          Compensation Benefit Plan.                                      125

11      Computation of Per Share Earnings.                                128

21      List of Subsidiaries of LNC.                                      129

23      Consent of Independent Auditors.                                  135

28      Information from Reports Furnished to State Insurance
          Regulatory Authorities.                                   P     136

        *Incorporated by Reference

                              Signature Page



                       LINCOLN NATIONAL CORPORATION

Pursuant to the requirements
of Section 13 or 15(d) of
the Securities Exchange Act      By /s/ Ian M. Rolland          March 10, 1994
of 1934, LNC has duly caused        Ian M. Rolland,
this report to be signed on         (Chairman, Chief Executive Officer and
behalf by the under-                 Director)
signed, thereunto duly
authorized.                      By /s/ Robert A. Anker         March 10, 1994
                                    Robert A. Anker,
                                    (President, Chief Operating Officer and
                                     Director)

                                 By /s/ Richard C. Vaughan      March 10, 1994
                                    Richard C. Vaughan,
                                    (Senior Vice President and Chief Financial
                                     Officer)

                                 By /s/ Donald L. Van Wyngarden March 10, 1994
                                    Donald L. Van Wyngarden
                                    (Second Vice President and Controller)


Pursuant to the requirements     By /s/ J. Patrick Barrett      March 10, 1994
of the Securities Exchange          J. Patrick Barrett
Act of 1934, this report
has been signed below by         By /s/ Thomas D. Bell, Jr.     March 10, 1994
the following Directors             Thomas D. Bell, Jr
of LNC on the date indicated.
                                 By /s/ Daniel R. Efroymson     March 10, 1994
                                    Daniel R. Efroymson

                                 By /s/ Harry L. Kavetas        March 10, 1994
                                    Harry L. Kavetas

                                 By /s/ M. Leanne Lachman       March 10, 1994
                                    M. Leanne Lachman

                                 By /s/ Leo J. McKernan         March 10, 1994
                                    Leo J. McKernan

                                 By /s/ Earl L. Neal            March 10, 1994
                                    Earl L. Neal

                                 By /s/ John M. Pietruski       March 10, 1994
                                    John M. Pietruski

                                 By /s/ Jill S. Ruckelshaus     March 10, 1994
                                    Jill S. Ruckelshaus

                                 By /s/ Gordon A. Walker        March 10, 1994
                                    Gordon A. Walker

                                 By /s/ Gilbert R. Whitaker,Jr. March 10, 1994
                                    Gilbert R. Whitaker,Jr.