Form 10-Q
period 1994-03-31
LINCOLN NATIONAL CORP ET AL
filed 1994-05-12
CIK 59558

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                 QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended March 31, 1994               Commission file number 1-6028


                           LINCOLN NATIONAL CORPORATION

               (Exact name of registrant as specified in its charter)



          Indiana                                           35-1140070

 (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                         Identification No.)



              200 East Berry Street, Fort Wayne, Indiana  46802-2706

                  (Address of Principal Executive Offices)



Registrant's telephone number                                 (219) 455-2000

Common Stock Outstanding April 29, 1994                      94,740,371




Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes [ X ]          No [   ]


The exhibit index to this report is located on page 16.

                                     2
PART I - FINANCIAL INFORMATION


Item 1  Financial Statements

                       LINCOLN NATIONAL CORPORATION
                       CONSOLIDATED BALANCE SHEETS
                                               March 31      December 31
(000'S omitted)                                  1994           1993

ASSETS

Investments:

  Securities available-for-sale, at fair value:
    Fixed maturity (cost 1994 - $21,053,621;
      1993 - $22,219,285) ------------------    $21,585,299    $23,964,335
    Equity (cost 1994 - $901,884;
      1993 - $896,477) ---------------------      1,039,410      1,080,301
  Mortgage loans on real estate ------------      3,030,970      3,300,951
  Real estate ------------------------------        649,619        633,103
  Policy loans -----------------------------        527,584        595,085
  Other investments ------------------------        158,649        158,170

    Total Investments ----------------------     26,991,531     29,731,945

Investment in unconsolidated affiliates ----        108,432            --

Cash and invested cash ---------------------      1,001,206        709,664

Property and equipment ---------------------        182,731        233,467

Deferred acquisition costs -----------------      2,068,023      2,011,131

Premiums and fees receivable ---------------        647,290        601,883

Accrued investment income ------------------        414,359        413,144

Assets held in separate accounts -----------      12,667,455     12,430,577

Federal income taxes -----------------------         200,636            --

Amounts recoverable from reinsurers --------       1,535,671      1,460,038

Goodwill -------------------------------             151,081        228,530

Other assets ----------------------------            773,413        559,982

  Total Assets --------------------------        $46,741,828    $48,380,361


See notes to consolidated financial statements on page 7.

                                                 3

                        LINCOLN NATIONAL CORPORATION
                        CONSOLIDATED BALANCE SHEETS
                                -CONTINUED-

                                              March 31       December 31
(000's omitted)                                 1994             1993

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

  Policy liabilities and accruals:
    Future policy benefits and
      losses, claims and loss expenses ------  $11,218,248     $12,652,036
    Unearned premiums --------------------         827,635         858,805
      Total Policy Liabilities and Accruals -   12,045,883      13,510,841

  Contractholder funds --------------------     15,288,175      14,872,141
  Liabilities related to separate accounts --   12,667,455      12,430,577
  Federal income taxes ------------------         --               150,951
  Short-term debt ------------------------         414,650         351,418
  Long-term debt -----------------------           325,610         335,097
  Other liabilities -------------------------    2,396,843       2,657,015

    Total Liabilities --------------------   -  43,138,616      44,308,040


Shareholders' Equity:
  Series A Preferred Stock
   (3/31/94 liquidation value - $3,698) -----        1,518           1,553
  Series E Preferred Stock
   (3/31/94 liquidation value - $151,569) ---      151,206         151,206
  Series F Preferred Stock
   (3/31/94 liquidation value - $158,707) ---      158,707         158,707
  Common Stock ------------------------            565,136         543,659
  Earned surplus ---------------------           2,411,629       2,303,731
  Foreign currency translation adjustment ---         (453)         (1,214)
  Net unrealized gain on securities
   available-for-sale ------------------           315,469         914,679

    Total Shareholders' Equity --------------    3,603,212       4,072,321


    Total Liabilities
      and Shareholders' Equity --------------  $46,741,828     $48,380,361



See notes to consolidated financial statements on page 7.


                        LINCOLN NATIONAL CORPORATION
                     CONSOLIDATED STATEMENTS OF INCOME

                                                     Three Months Ended
                                                          March 31
(000's omitted)                                        1994        1993
Revenue:

  Insurance premiums ---------------------      $1,279,834  $1,266,829
  Insurance fees --------------------------        105,833     111,098
  Net investment income -------------------        501,841     511,834
  Equity in earnings of unconsolidated
   affiliates -------------------------------          654         --
  Realized gain on investments ----------------     38,095       9,366
  Gain on sale of subsidiary ------------------     44,058         --
  Other ---------------------------------           36,521      39,880

      Total Revenue ------------------------     2,006,836   1,939,007

Benefits and Expenses:
  Benefits and settlement expenses ----------    1,342,759   1,386,795
  Underwriting, acquisition,
    insurance and other expenses ------------      470,515     463,927
  Interest expense -------------------------        11,278      11,132

      Total Benefits and Expenses -----------    1,824,552   1,861,854

      Income Before Federal Income Taxes and
        Cumulative Effect of Accounting Change --  182,284      77,153

Federal Income Taxes ----------------------         31,299       8,143

      Income Before Cumulative
        Effect of Accounting Change -------------  150,985      69,010

Cumulative Effect of Accounting Change ---------      --       (96,431)

      Net Income (Loss) ---------------------    $ 150,985 $   (27,421)


Earnings Per Share:

Income before cumulative
  effect of accounting change ----------------      $1.46       $ .69

Cumulative effect of accounting change -------        --         (.97)

      Net Income (Loss) ----------------------      $1.46       $(.28)


Cash Dividends Per Share -
  Common Stock ---------------------------          $ .41       $ .38




See notes to consolidated financial statements on page 7.

                                      5

                        LINCOLN NATIONAL CORPORATION
              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                             Three Months Ended March 31
                                           1994                      1993
                                     Number of  Amount      Number of   Amount
                                     Shares    (000's       Shares     (000's
                                     Issued    Omitted)     Issued    Omitted)

Preferred Stock:
  (10,000,000 shares authorized)
  Series A Preferred Stock:
    Balance at
      beginning of year --------      47,289  $  1,553      57,716   $  1,896
    Conversion into
      Common Stock -----------        (1,058)      (35)     (1,701)       (56)
       Balance at March 31 -----      46,231     1,518      56,015      1,840

  Series E and F Preferred Stock:
    Balance at beginning
      and end of period -------    4,417,897   309,913   4,417,897    309,913

Common Stock:
  (400,000,000 shares authorized)
  Balance at beginning of year - 94,183,190   543,659  84,142,458     200,986
  Conversion of Series A
    Preferred Stock ------------      8,464        35      13,608          56
  Public offering of
    Common Stock ---------------     --        --       9,200,000     316,100
  Issued for benefit plans -----    551,657    21,442     453,432      16,284
       Balance at March 31 ---   94,743,311   565,136  93,809,498     533,426

Earned Surplus:
  Balance at beginning of year -            2,303,731               2,147,691
  Net income (loss) ------------              150,985                 (27,421)
  Cash dividends declared ------              (43,087)                (39,949)
      Balance at March 31 ------            2,411,629               2,080,321

Foreign Currency Translation Adjustment:
  Accumulated adjustment at
    beginning of year ----------               (1,214)                  3,643
  Change during period ---------                  761                  (1,120)
    Balance at March 31 ------                   (453)                  2,523

Net Unrealized Gain (Loss) on
  Securities Available-for-Sale:
  Balance at beginning of year -              914,679                 162,742
  Change during period ---------             (599,210)                 41,735
       Balance at March 31 -----              315,469                 204,447

       Total Shareholders' Equity
         at March 31 -----------           $3,603,212              $3,132,470

Common Stock (assuming conversion
  of Series A, E & F Preferred Stock):
       End of Period ----------- 103,948,953           103,093,412
       Average for the Period -- 103,541,943            99,476,648



See notes to consolidated financial statements on page 7.

                                        6


                        LINCOLN NATIONAL CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      Three Months Ended
                                                            March 31
                                                       1994        1993
Operating Activities:

  Net income (loss) ---------------------------- $  150,985   $ (27,421)
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Deferred acquisition costs --------------     (33,215)    (21,770)
      Premiums and fees receivable -------------    (71,288)   (108,683)
      Accrued investment income ----------------    (29,971)    (44,202)
      Policy liabilities and accruals ----------     91,401     118,524
      Contractholder funds ---------------------    381,739     165,250
      Amounts recoverable from reinsurers -------  (104,352)    (97,601)
      Federal income taxes ----------------------     2,357     (23,731)
      Provisions for depreciation ----------------   15,576      14,673
      Realized gain on investments ---------------  (28,550)     (9,366)
      Gain on sale of subsidiary -----------------  (44,058)        --
      Cumulative effect of accounting change -----      --       96,431
      Other ------------------------------------    (64,675)    205,230
               Net Adjustments -------------------  114,964     294,755
               Net Cash Provided by
                 Operating Activities ----------    265,949     267,334

Investing Activities:
  Securities-available-for-sale:
    Purchases -------------------------------    (3,919,428) (2,942,909)
    Sales -----------------------------------     2,741,944   2,962,168
    Maturities --------------------------------     367,186       1,700
  Fixed maturity securities-held for investment:
    Purchases --------------------------------         --   (1,912,223)
    Sales ------------------------------------         --      573,104
    Maturities ---------------------------------       --      482,337
  Purchase of other investments ----------------   (291,716)  (574,687)
  Sale or maturity of other investments --------    543,781    442,027
  Sale of subsidiaries ------------------------     392,754         --
  Increase in cash collateral on
    loaned securities -------------------------      87,852      87,964
  Other -------------------------------------      (146,700)   (162,363)
               Net Cash Used in
                 Investing Activities ---------    (224,327) (1,042,882)

Financing Activities:
  Principal payments on long-term debt -------       (4,295)     (1,283)
  Issuance of long-term debt -----------------          129       4,377
  Net increase (decrease) in short-term debt ---     64,185    (211,510)
  Universal life and investment contract deposits - 610,607     753,317
  Universal life and investment
    contract withdrawals ---------------------     (399,290)   (335,374)
  Public offering of Common Stock -------------         --      316,100
  Common Stock issued for benefit plans -------      21,442      16,284
  Dividends paid to shareholders --------------     (42,858)    (36,279)
               Net Cash Provided by
                 Financing Activities ---           249,920     505,632

               Net Increase (Decrease) in Cash --   291,542    (269,916)

Cash at Beginning of Year -----------------------   709,664   1,015,850

               Cash at March 31 ---------------- $1,001,206  $  745,934

See notes to consolidated financial statements on page 7.

                        LINCOLN NATIONAL CORPORATION
                     NOTES TO CONSOLIDATED STATEMENTS

1.  Basis of Presentation
The accompanying consolidated financial statements of Lincoln National Corporation ("LNC") and subsidiaries have been prepared in conformity with generally accepted accounting principles, except that they do not contain complete notes. These financial statements are unaudited and include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results. For further information, refer to the consolidated financial statements included in LNC's annual report to shareholders for the year ended December 31, 1993.

Operating results for the three months ended March 31, 1994 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1994.

2.  Federal Income Taxes
The effective tax rate on net income is lower than the prevailing corporate federal income tax rate. The difference for both 1993 and 1994 resulted principally from tax-exempt investment income. The three months ended March 31, 1994 also was affected by the fact no income taxes were payable on the gain on sale of a subsidiary (see note 4).

3.  Earnings Per Share
Earnings per share are computed based on the average number of common shares outstanding (103,541,943 and 99,476,648 for the first three months of 1994 and 1993, respectively) after assuming conversion of the Series A, E and F Preferred Stock.

4.  Sale of Subsidiaries
On February 2, 1994, LNC completed the sale of Security-Connecticut Corporation through an initial public offering for cash, net of related expenses, totaling $172.7 million and a promissory note from Security-Connecticut Corporation for $65.0 million. The loss on sale and disposal expenses did not differ materially from the estimate recorded in the fourth quarter of 1993.

The preliminary closing for the partial sale of a wholly owned subsidiary, EMPHESYS Financial Group, Inc. ("EMPHESYS"), through an initial public offering was completed on March 21, 1994. EMPHESYS is the parent company of Employers Health Insurance Company ("Employers Health"). As a result of this transaction, LNC exchanged 64% of the outstanding stock of EMPHESYS for cash, net of related expenses, totaling $220.1 million and a promissory note from EMPHESYS for $50.0 million. This transaction resulted in a gain on sale of $44.1 million (also $44.1 million pre-tax). The final closing of this partial sale was completed on April 15, 1994. The impact of the combined March 21st and April 15th transactions was that LNC exchanged 71% of the outstanding stock of EMPHESYS for cash, net of related expenses, totaling $244.7 million plus the $50.0 million promissory note. These transactions resulted in a gain on sale of $48.8 million (also $48.8 million pre-tax). For the January 1, 1994 through March 21, 1994 period, Employers Health had revenue of $314.9 million and net income of $14.4 million. For the three months ended March 31, 1993, Employers Health had revenues of $313.6 million and net income of $10.6 million. This revenue and net income was recorded within the Employee Life-Health Benefits segment. The gain on sale and the appropriate portion of the equity in the earnings of EMPHESYS after March 21, 1994 recognized in accordance with the equity method of accounting were reported within "Other Operations".

                       LINCOLN NATIONAL CORPORATION
   ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL INFORMATION

As indicated in the "Notes to Consolidated Statements" (see note 4 on page 7), LNC completed the sale of all or part of two of its subsidiaries in the first quarter of 1994. As noted in the following "Review of Consolidated Operations" and "Review of Consolidated Financial Condition," these sales have affected the comparability of select line items within the Consolidated Statements of Income and Consolidated Balance sheets.

REVIEW OF CONSOLIDATED OPERATIONS

     The discussion that follows focuses on the results for the three months ended March 31, 1994 compared to the results for the three months ended March 31, 1993.

Insurance Premiums
     Property-Casualty premiums decreased by $33.2 million or 7% compared with the three months ended March 31, 1993 primarily as the result of implementing a more stringent underwriting policy to improve loss experience. Health premiums were $457.8 million for the first quarter of 1994 which is essentially the same as the first quarter of 1993. This is the net result of premium rate increases implemented over the past year less the impact of LNC selling a majority interest in its direct writer of health coverages on March 21, 1994 (see note 4 on page 7). As a result of the sale of the direct writer of health coverages, health premiums for future quarters are expected to be approximately $300 million less each quarter. As noted on page 9, health benefits and operating expenses will also be reduced in the future. Life and annuity premiums increased by $47.2 million or 14% compared to the previous year. This increase resulted from an overall increase in the volume of transactions by the Life Insurance and Annuities and Life-Health Reinsurance segments. The increase in the Life Insurance and Annuities segment was the net result of increases in volume including premiums related to a company acquired by Lincoln National (UK) less the impact of the sale of Security-Connecticut Corporation (see note 4 on page 7).

Insurance Fees
     Insurance fees from the sale of universal life and other interest sensitive insurance contracts decreased $5.3 million or 5% compared to the first three months of 1993 as the result of increases in the volume of transactions in the Life Insurance and Annuities segment being more than offset by the impact of the fees previously produced by the Security-Connecticut Corporation (see note 4 on page 7).

Net Investment Income
     Net investment income decreased $10.0 million or 2% when compared with the first three months of 1993. This is the net result of a 7% increase in mean invested assets less the impact of the overall yield on investments dropping from 7.85% to 7.18%.

Equity in Earnings of Unconsolidated Affiliates
     This line was added to the statement of income in 1994 following LNC's partial sale of its direct writer of health coverages (see note 4 on page 7). The amount shown represents LNC's share of the total earnings of this company for the period after the closing of the sale on March 21, 1994 through the end of the quarter.

Gain on Sale of Subsidiary
     In March 1994, LNC recorded the partial sale of its interest in Employers Health Insurance Company (see note 4 on page 7).

Realized Gain on Investments
     The first three months of 1994 and 1993 had pre-tax realized gains on investments of $38.1 million and $9.4 million, respectively. These gains were the result of net gains on the sale of investments, less writedowns and provision for losses. Fixed maturity and equity securities that were deemed to have declines in fair value that were other than temporary were written down. Provision for losses on mortgage loans on real estate, real estate investments and other investments were established where the underlying value of the property was deemed to be less than the carrying value. The provision for losses on mortgage loans for the first three months of 1993 were also affected by the adoption of FAS 114. The pre-tax writedown of fixed maturity and equity securities for the first three months of 1994 and 1993 were $4.8 million and $7.1 million, respectively. With the exception of interest only-mortgage backed securities, the fixed maturity securities to which these writedowns apply were generally of investment grade quality at the time of purchase, but were classified as "below investment grade" at the time of the writedowns. The pre-tax additions to provision for losses on mortgage loans on real estate and real estate for the first three months of 1994 and 1993 were $18.6 million and $92.2 million, respectively, including $64.1 million in the first quarter of 1993 for the adoption of FAS 114. The pre-tax addition to the provision for losses for other investments for the first three months of 1994 and 1993 were $.1 million and $1.1 million, respectively. The gain on the sale of investments in the first three months of 1994 and 1993 were the result of gains realized on equity securities and fixed maturity securities plus the release of mortgage loan reserves on select properties where the estimated fair value had increased since the prior quarter. In the second quarter, LNC expects to complete a bulk sale of commercial real estate with a value of approximately $150 million. This sale is not expected to result in any significant gain or loss as the bids received are approximately equal to the carrying value.

Other Revenue
     Other revenue decreased $3.3 million or 8% when compared to the first three months of 1993 as a net result of a decrease in the Property-Casualty segment due to the sale of the agency company that specialized in the sports and entertainment market and an increase in the Life Insurance and Annuities segment.

Insurance Benefits and Settlement Expenses
     Property-Casualty benefits decreased by $33.1 million or 9% when compared with the first three months of 1993. This decrease was the result of reduced volumes of insurance written. Catastrophe losses and weather related claims were essentially the same for both periods. Health benefits were essentially the same for the first quarter of 1993 and 1994. This is the net result of higher volumes of business being partially offset by the impact of LNC selling a majority interest in its direct writer of health coverages on March 21, 1994 (see note 4 on page 7). LNC's health benefits for future quarters are expected to be approximately $220 million less each quarter due to the sale of its direct writer of health coverages. As noted earlier on page 8, we believe health premiums will also be reduced. Excluding the impact of the sale of Security-Connecticut Corporation, life and annuity benefits and settlement expenses increased 4% when compared to the first three months of 1993. This increase is the result of increased volumes of business and poorer mortality in the first quarter of 1994 compared to 1993 in the Life Insurance and Annuities segment.

Underwriting, Acquisition, Insurance and Other Expenses
     Excluding the impact of the sale of Security-Connecticut Corporation, this expense increased 6% for the three months ended March 31, 1994 as compared to the first three months of 1993. This increase was the result of inflation and increased volumes of business in the Life Insurance and Annuities segment being somewhat offset by lower expenses in the Property-Casualty segment. The Property-Casualty segment had a decrease in this expense as it continued to adjust staff levels to the current level of business.

Interest Expense
     This expense was essentially the same for the first quarter of 1993 and 1994. This was the net result of increases in the average debt outstanding, decreases in short-term interest rates and changes in the composition of debt outstanding.

Federal Income Taxes
     Federal income taxes increased from $8.1 million in the first three months of 1993 to $31.3 million in the first three months of 1994 as a result of an increase in pre-tax earnings less some effect of the continued movement from taxable securities to tax-exempt securities and the lack of any tax expense on the gain on sale of subsidiary (see note 4 on page 7).

Summary
     Net income (loss) for the first three months of 1994 was $151.0 million or $1.46 per share compared with a loss of $27.4 million or $0.28 per share in the first three months of 1993. Excluding realized gain on investments, gain on sale of subsidiary and the after-tax cumulative effect of implementing the postretirement benefit accounting change in 1993, LNC earned $83.4 million for the first three months of 1994 compared with $62.7 million for the first three months of 1993. This increase was due to increases in earnings from all business segments except life-health reinsurance which had a small decrease.



REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Investments
     The total investment portfolio decreased $2.7 billion in the first three months of 1994. Most of this decrease related to fixed maturity securities. The removal of the investments of the two subsidiaries sold (see note 4 on page 7) accounted for $2.1 billion of this decrease. The remainder of the decrease is the result of new purchases of investments from cash flow being more than offset by the decrease during the quarter in the fair value of existing investment securities.

     The quality of LNC's fixed maturity securities portfolio as of March 31, 1994 was as follows:

             Treasuries and AAA    37.7%         BBB              18.1%
             AA                    14.6%         BB                2.8%
             A                     24.9%         Less than BB      1.9%

     As of March 31, 1994, $1.021 billion or 4.7% of fixed maturity securities was invested in below investment grade securities (less than BBB). This represents 3.8% of the total investment portfolio. The interest rates available on these below investment grade securities are significantly higher than is available on other corporate debt securities. Also, the risk of loss due to default by the borrower is significantly greater with respect to such below investment grade securities, because these securities are generally unsecured, often subordinated to other creditors of the issuer and issued by companies that usually have high levels of indebtedness. LNC attempts to minimize the risks associated with these below investment grade securities by limiting the exposure to any one issuer and by closely monitoring the credit worthiness of such issuers. During the three months ended March 31, 1994, the aggregate cost of such investments purchased was $170.5 million. Aggregate proceeds from such investments sold were $115.2 million, resulting in a realized pre-tax gain of $2.7 million.

     LNC's entire fixed maturity securities portfolio is classified as "available-for-sale" and is carried at fair value. Equity securities available-for-sale are also carried at fair value. Changes in fair value, net of related deferred acquisition costs, amounts required to satisfy policyholder commitments and taxes, are charged or credited directly to shareholders' equity.

     As of March 31, 1994, mortgage loans on real estate and real estate represented 11.2% and 2.4% of LNC's total investment portfolio. As of March 31, 1994, the underlying properties supporting the mortgage loans on real estate consisted of 30% in commercial office buildings, 27% in retail stores, 18% in apartments, 11% in industrial buildings, 3% in hotels/motels and 11% in other. In addition to the dispersion by property type, the mortgage loan portfolio is distributed regionally throughout the United States.

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

     When LNC determines that a loan is impaired as defined above, a provision for loss is established for the difference between the carrying value of the mortgage loan and the estimated value. Estimated value is based on either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price or the fair value of the collateral. Additional amounts were added to the mortgage loan provision for losses during 1993 due to the adoption of FAS 114 (see page 9). When a mortgage loan becomes 60 days past due, all existing accruals for interest due are reversed and interest is recorded on a cash basis until the mortgage loan is brought current.

     In the first quarter of 1994, LNC continued to strengthen its provision for losses and as a result increased the reserve level and the ratio of reserves to impaired mortgages. Net impaired loans as March 31, 1994, totaled $503.7 million, as compared with $499.3 million as of December 31, 1993. Net impaired loans were only 1.9% of total investments at March 31, 1994.

     A summary of LNC's problem mortgage loans on real estate and supplemental information with respect to such loans is as follows:

                                                     March 31 December 31
(in millions)                                            1994        1993

Problem Loans:
  Non-accrual loans -----------------------------      $317.4       $276.3
  Restructured loans -----------------------------       67.4         59.8
  Other problem loans ----------------------------      391.6        445.2

       Total Problem Loans ------------------------    $776.4       $781.3

Potential problem loans --------------------------     $ 52.7       $ 92.1

   Total problem loans as of March 31, 1994 of $776.4 million include $719.1 million of impaired loans and accordingly the balance sheet caption "Mortgage Loans on Real Estate" has been reduced by $215.3 million due to the establishment of a provision for losses for such loans.

Three Months Ended March 31 (in millions)            1994         1993

Interest Income from Problem Loans:
  Amount that would have been
    recorded under original terms ---------------- $ 19.0        $13.1
  Interest income actually recorded --------------   13.6          6.0

     As of March 31, 1994, LNC has a commitment to lend $132,000 on a restructured loan and $55,000 on a loan shown within other problem loans above. No other future commitments have been made on non-accrual or restructured loans.

Investment in Unconsolidated Affiliates
     This line was added to the balance sheet in 1994 to accommodate LNC's equity ownership in EMPHESYS, Financial Group, Inc., following LNC's partial sale of this company (see note 4 on page 7).

Cash and Invested Cash
     Cash and invested cash increased by $291.5 million in the first three months of 1994. This increase is the net result of the receipt of proceeds from the sale of subsidiaries (see note 4 on page 7) less the impact of moving invested cash to longer term investments.

Assets Held in Separate Accounts
     Excluding the December 31, 1993 balance of the subsidiaries that were sold (see note 4 on page 7), this asset account as well as the corresponding liability account increased by $250.7 million, reflecting an increase in pension funds under management.

Federal Income Taxes
     Federal income taxes recoverable at March 31, 1994 of $200.6 million represents a change of $351.6 million compared to the federal income taxes payable at December 31, 1993. This is the net result of increases related to recoverable deferred taxes resulting primarily from life insurance reserve differences, discounting of unpaid losses, additions to the investment reserves and the postretirement obligations, and the decrease in deferred taxes payable primarily related to the reduction in unrealized gains on securities in the first three months of 1994.

Amounts Recoverable from Reinsurers
     The increase in amounts recoverable from reinsurers was the result of an increased volume of transactions in the life insurance and annuity segment.

Goodwill
     The decrease in goodwill of $77.4 million is primarily the result of the sale of subsidiaries during the first quarter of 1994 (see note 4 on page 7).

Other Assets
     The increase in other assets of $213.4 million is the result of having a higher receivable related to the volume of investment security transactions sold in the last few days of the first quarter of 1994 versus such transactions at the end of 1993.

Total Liabilities
     Excluding the December 31, 1993 liabilities of the subsidiaries that were sold (see note 4 on page 7) of $1.9 billion, total liabilities increased by $746.7 million in the first three months of 1994. This increase reflects 1) an increased level of business as evidenced by an increase of $472.8 million in contractholder funds, an increase of $250.7 million in the liabilities related to separate accounts, an increase in the policy liabilities and accruals of $165.7 million, 2) an increase in debt of $60.2 million and 3) a decrease in other liabilities of $202.7 million. The decrease in other liabilities relates to a decrease in the expected payouts for security investments purchased in the last few days of the first quarter of 1994 versus a higher volume of such transactions at the end of 1993.

Shareholders' Equity
     Total shareholders' equity decreased $469.1 million in the first three months of 1994. Excluding the decrease of $599.2 million related to unrealized gain on securities available-for-sale, shareholders' equity increased $130.1 million. This increase for the first three months of 1994 was the net result $151.0 million from net income, $21.4 million from the issuance of Common Stock related to benefit plans, and $.8 million related to an increase in the accumulated foreign exchange gain and a decrease of $43.1 million related to the declaration of dividends to stockholders.


Liquidity and Cash Flow
     In the insurance industry, liquidity generally refers to the ability of an enterprise to generate adequate amounts of cash from its normal operations, including activities in its investment portfolio, to meet its financial commitments. LNC manages its operations, including prudent investment portfolio structuring, to provide for appropriate liquidity levels. The portfolio structuring involves segregating LNC's investments by segments, sub-segments or type of product. The investments selected for each segregated portfolio are based on LNC's desire to match characteristics (e.g. duration, yield) of the underlying liabilities.

     As indicated by the Consolidated Statements of Cash Flows on page 6, LNC's business operations generated $265.9 million of cash during the first three months of 1994.

     Although LNC generates adequate cash flow to meet the needs of its normal operations, periodically LNC may issue debt or equity securities to fund internal expansion, acquisitions, investment opportunities and the retirement of LNC's debt and equity. A transaction as described in the preceding sentence occurred during February 1993, when LNC received $316.1 million in proceeds from a public offering of 9.2 million shares of its Common Stock. In March 1994, LNC redeemed its $100 million 8% notes payable due in 1997. This redemption was funded with additional short-term debt.

PART II - OTHER INFORMATION AND EXHIBITS

      Items 1, 3, 4 and 5 of this Part II are either inapplicable or are answered in the negative and are omitted pursuant to the instructions to Part II.


Item 6.  Exhibits and Reports on Form 8-K

 (a) The following Exhibit of the Registrant is included in this report. (Note: The number preceding the exhibit corresponds to the specific number within Item 601 of Regulation S-K.)


     11 Computation of Per Share Earnings


 (b) During the first quarter of 1994, a Form 8-K regarding the partial sale of the outstanding capital stock of EMPHESYS Financial Group, Inc. was filed with the Commission. This filing dated March 29, 1994 received a filing date of March 31, 1994. A pro forma condensed consolidated balance sheet and statement of income was filed as a part of this Form 8-K (Item 7).

                              SIGNATURE PAGE



                     Pursuant to the requirements of the

                     Securities Exchange Act of 1934, the registrant

                     has duly caused this report to be signed on its

                     behalf by the undersigned, thereunto duly

                     authorized.



                                   LINCOLN NATIONAL CORPORATION



                                   By  /S/ Richard C. Vaughan
                                       Richard C. Vaughan,
                                       Senior Vice President and
                                       Chief Financial Officer


                                       /S/ Donald L. Van Wyngarden
                                       Donald L. Van Wyngarden,
                                       Second Vice President and Controller



            Date  May 6, 1994

                       LINCOLN NATIONAL CORPORATION

                 Exhibit Index for the Report on Form 10-Q
                   for the Quarter Ended March 31, 1994



Exhibit Number        Description                           Page Number

      11              Computation of Per Share Earnings          17