Form 10-Q
period 1994-06-30
LINCOLN NATIONAL CORP ET AL
filed 1994-08-01
CIK 59558

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              Form 10-Q
              QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended June 30, 1994               Commission file number 1-6028


                     LINCOLN NATIONAL CORPORATION


        (Exact name of registrant as specified in its charter)



          Indiana                                           35-1140070

 (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                         Identification No.)



        200 East Berry Street, Fort Wayne, Indiana  46802-2706

               (Address of Principal Executive Offices)



Registrant's telephone number                                 (219) 455-2000

Common Stock Outstanding July 28, 1994                            94,951,076



Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months(or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes [ X ]          No [   ]


The exhibit index to this report is located on page 17.

PART I - FINANCIAL INFORMATION

Item 1  Financial Statements

                     LINCOLN NATIONAL CORPORATION
                     CONSOLIDATED BALANCE SHEETS

                                                 June 30       December 31
(000'S omitted)                                    1994           1993

ASSETS

Investments:
  Securities available-for-sale, at fair value:
    Fixed maturity (cost 1994 - $21,438,155;
      1993 - $22,219,285) ------------------    $21,362,749    $23,964,335
    Equity (cost 1994 - $913,442;
      1993 - $896,477) ---------------------      1,007,873      1,080,301
  Mortgage loans on real estate ------------      2,870,737      3,300,951
  Real estate ------------------------------        645,844        633,103
  Policy loans -----------------------------        536,956        595,085
  Other investments ------------------------        165,536        158,170

    Total Investments ----------------------     26,589,695     29,731,945

Investment in unconsolidated affiliates ----         89,940            --

Cash and invested cash ---------------------      1,371,235        709,664

Property and equipment ---------------------        188,025        233,467

Deferred acquisition costs -----------------      2,266,087      2,011,131

Premiums and fees receivable ---------------        711,003        601,883

Accrued investment income ------------------        426,189        413,144

Assets held in separate accounts -----------     13,094,929     12,430,577

Federal income taxes -----------------------        389,145            --

Amounts recoverable from reinsurers --------      1,857,692      1,460,038

Goodwill -----------------------------------        148,753        228,530

Other assets -------------------------------        689,171        559,982

  Total Assets -----------------------------    $47,821,864    $48,380,361

See notes to consolidated financial statements on page 7.

                                  -3-

                     LINCOLN NATIONAL CORPORATION
                     CONSOLIDATED BALANCE SHEETS
                             -CONTINUED-

                                               June 30        December 31
(000's omitted)                                  1994             1993

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:

  Policy liabilities and accruals:
    Future policy benefits and
      losses, claims and loss expenses ------ $11,424,526     $12,652,036
    Unearned premiums -----------------------     829,490         858,805
      Total Policy Liabilities and Accruals -  12,254,016      13,510,841

  Contractholder funds ----------------------  15,805,875      14,872,141
  Liabilities related to separate accounts --  13,094,929      12,430,577
  Federal income taxes ----------------------         --          150,951
  Short-term debt ---------------------------     474,032         351,418
  Long-term debt ----------------------------     320,492         335,097
  Other liabilities -------------------------   2,523,544       2,657,015

    Total Liabilities -----------------------  44,472,888      44,308,040


Shareholders' Equity:
  Series A Preferred Stock
   (6/30/94 liquidation value - $3,645) -----       1,496           1,553
  Series E Preferred Stock
   (6/30/94 liquidation value - $151,569) ---     151,206         151,206
  Series F Preferred Stock
   (6/30/94 liquidation value - $158,707) ---     158,707         158,707
  Common Stock ------------------------------     566,102         543,659
  Earned surplus ----------------------------   2,415,329       2,303,731
  Foreign currency translation adjustment ---       4,550          (1,214)
  Net unrealized gain on securities
   available-for-sale -----------------------      51,586         914,679

    Total Shareholders' Equity --------------   3,348,976       4,072,321


    Total Liabilities
      and Shareholders' Equity -------------- $47,821,864     $48,380,361


See notes to consolidated financial statements on page 7.

                                 -4-

                     LINCOLN NATIONAL CORPORATION
                  CONSOLIDATED STATEMENTS OF INCOME

                                      Six Months Ended     Three Months Ended
                                       June 30                June 30
(000's omitted)                     1994        1993       1994        1993
Revenue:
                                                                                 Insurance premiums ---------- $2,247,536
  Insurance fees --------------    216,866     225,903    111,033     114,805
  Net investment income -------    989,453   1,035,373    487,612     523,539
  Equity in earnings of
    unconsolidated affiliates -      5,592         --       4,938         --
  Realized gain (loss) on
    investments ---------------    (28,235)     55,356    (66,330)     45,990
  Gain on sale of subsidiary --     48,842         --       4,784         --
  Other -----------------------     71,213      75,491     34,692      35,611

      Total Revenue -----------  3,551,267   3,840,917  1,544,431   1,901,910

Benefits and Expenses:
  Benefits and settlement
    expenses ------------------  2,450,440   2,619,173  1,107,681   1,232,378
  Underwriting, acquisition,
    insurance and other expenses   854,431     950,677    383,916     486,750
  Interest expense ------------     22,730      21,903     11,452      10,771

      Total Benefits
        and Expenses ----------  3,327,601   3,591,753  1,503,049   1,729,899
      Income Before Federal
        Income Taxes and
          Cumulative Effect of
          Accounting Change ---    223,666     249,164     41,382     172,011

Federal Income Taxes ----------     25,879      52,938     (5,420)      44,795

      Income Before
        Cumulative Effect of
        Accounting Change -----    197,787     196,226     46,802     127,216

Cumulative Effect of
  Accounting Change -----------       --       (96,431)      --          --

      Net Income -------------- $  197,787 $    99,795 $   46,802 $   127,216


Earnings Per Share:

Income before cumulative
  effect of accounting change -      $1.91       $1.94      $ .45       $1.23
Cumulative effect of
  accounting change -----------        --         (.95)       --          --

      Net Income --------------      $1.91       $ .99      $ .45       $1.23


Cash Dividends Per Share -
  Common Stock ----------------      $ .82       $ .76      $ .41       $ .38



See notes to consolidated financial statements on page 7.



                          LINCOLN NATIONAL CORPORATION
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                            Six Months Ended June 30
                                   Number of Shares Issued         Amounts
(000's omitted from dollar amounts)    1994        1993       1994        1993
Preferred Stock:
  (Shares authorized: 10,000,000)
  Series A Preferred Stock:
    Balance at
      beginning of year --------     47,289      57,716  $   1,553    $  1,896
    Conversion into
      Common Stock -------------     (1,723)     (7,006)       (57)       (230)
       Balance at June 30 ------     45,566      50,710      1,496       1,666

  Series E and F Preferred Stock:
    Balance at beginning
      and end of period --------  4,417,897   4,417,897    309,913     309,913

Common Stock:
  (Shares authorized:
     1994 - 800,000,000;
     1993 - 400,000,000)
  Balance at beginning of year - 94,183,190  84,142,458    543,659     200,986
  Conversion of Series A
    Preferred Stock ------------     13,784      56,048         57         230
  Public offering of
    Common Stock ---------------        --    9,200,000        --      316,100
  Issued for benefit plans ----     577,666     505,254     22,386      17,551
       Balance at June 30 ------ 94,774,640  93,903,760    566,102     534,867

Earned Surplus:
  Balance at beginning of year -                         2,303,731   2,147,691
  Net income -------------------                           197,787      99,795
  Cash dividends declared ------                           (86,189)    (79,936)
       Balance at June 30 ------                         2,415,329   2,167,550

Foreign Currency Translation Adjustment:
  Accumulated adjustment at
    beginning of year ----------                            (1,214)      3,643
  Change during period ---------                             5,764      (3,203)
       Balance at June 30 ------                             4,550         440

Net Unrealized Gain (Loss) on
  Securities Available-for-Sale:
  Balance at beginning of year -                           914,679     162,742
  Change during period ---------                          (863,093)     62,260
       Balance at June 30 ------                            51,586     225,002

       Total Shareholders' Equity
         at June 30 ------------                        $3,348,976  $3,239,438


Common Stock (assuming conversion
  of Series A, E & F Preferred Stock):
       End of Period ----------- 103,974,962 103,145,234
       Average for the Period -- 103,749,231 101,312,000



See notes to consolidated financial statements on page 7.

                                  -6-

                        LINCOLN NATIONAL CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          Six Months Ended
                                                               June 30
(000's omitted)                                           1994        1993
Operating Activities:
  Net Income----------------------------------------- $  197,787   $  99,795
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Deferred acquisition costs --------------------    (83,551)     (8,692)
      Premiums and fees receivable ------------------   (135,000)    (94,511)
      Accrued investment income ---------------------    (41,801)     26,383
      Policy liabilities and accruals ---------------    227,980     220,939
      Contractholder funds --------------------------    820,774     589,188
      Amounts recoverable from reinsurers -----------   (426,373)   (368,442)
      Federal income taxes --------------------------    (46,112)    (77,686)
      Provisions for depreciation -------------------     28,442      28,152
      Realized gain (loss) on investments -----------     61,513     (55,356)
      Gain on sale of subsidiary --------------------    (48,842)        --
      Cumulative effect of accounting change --------        --       96,431
      Other -----------------------------------------     28,428      (9,819)
        Net Adjustments -----------------------------    385,458     346,587
        Net Cash Provided by Operating Activities ---    583,245     446,382

Investing Activities:
  Securities-available-for-sale:
    Purchases --------------------------------------  (6,769,656) (4,886,344)
    Sales ------------------------------------------   4,846,477   4,885,041
    Maturities -------------------------------------     719,355       4,300
  Fixed maturity securities-held for investment:
    Purchases --------------------------------------         --   (3,193,672)
    Sales ------------------------------------------         --    1,165,769
    Maturities -------------------------------------         --      850,223
  Purchase of other investments --------------------    (595,307)   (577,697)
  Sale or maturity of other investments ------------     973,163     429,902
  Sale of subsidiaries -----------------------------     417,367         --
  Increase in cash collateral on
    loaned securities ------------------------------     108,417     104,068
  Other --------------------------------------------     (48,151)   (214,575)
        Net Cash Used in Investing Activities ------    (348,335) (1,432,985)

Financing Activities:
  Principal payments on long-term debt -------------      (9,495)     (1,387)
  Issuance of long-term debt -----------------------         211       4,430
  Net increase (decrease) in short-term debt -------     123,567    (289,581)
  Universal life and investment contract deposits --   1,203,505   1,320,931
  Universal life and investment
    contract withdrawals ---------------------------    (829,169)   (676,355)
  Public offering of Common Stock ------------------         --      316,100
  Common Stock issued for benefit plans ------------      22,386      17,551
  Dividends paid to shareholders -------------------     (84,344)    (76,234)
        Net Cash Provided by Financing Activities --     426,661     615,455

        Net Increase (Decrease) in Cash ------------     661,571    (371,148)

Cash at Beginning of Year --------------------------     709,664   1,015,850

        Cash at June 30 ----------------------------  $1,371,235  $  644,702

See notes to consolidated financial statements on page 7.

                     LINCOLN NATIONAL CORPORATION
                   NOTES TO CONSOLIDATED STATEMENTS

1.  Basis of Presentation
The accompanying consolidated financial statements include Lincoln National Corporation ("LNC") and its majority-owned subsidiaries. Less than majority-owned entities in which LNC has at least a 20% interest are reported on the equity basis. These unaudited consolidated statements have been prepared in conformity with generally accepted accounting principles, except that they do not contain complete notes. However, in the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the results. For further information, refer to the consolidated financial statements included in LNC's annual report to shareholders or Form 10-K for the year ended December 31, 1993.

Operating results for the six months ended June 30, 1994 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1994.

2.  Federal Income Taxes
The effective tax rate on net income is lower than the prevailing corporate federal income tax rate. The difference for both 1993 and 1994 resulted principally from tax-exempt investment income. The six months ended June 30, 1994 also was affected by the fact that no income taxes were payable on the gain on sale of a subsidiary (see note 4).

3.  Earnings Per Share
Earnings per share are computed based on the average number of common shares outstanding (103,749,231 and 101,312,000 for the first six months of 1994 and 1993, respectively) after assuming conversion of the Series A, E and F Preferred Stock.

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

The preliminary closing for the partial sale of a wholly owned subsidiary, EMPHESYS Financial Group, Inc. ("EMPHESYS"), through an initial public offering was completed on March 21, 1994. EMPHESYS is the parent company of Employers Health Insurance Company ("Employers Health"). As a result of this transaction, LNC exchanged 64% of the outstanding stock of EMPHESYS for cash, net of related expenses, totaling $220.1 million and a promissory note from EMPHESYS for $50.0 million. This transaction resulted in a gain on sale of $44.1 million (also $44.1 million pre-tax). The final closing of this partial sale was completed on April 15, 1994. The impact of the combined March 21st and April 15th transactions was that LNC exchanged 71% of the outstanding stock of EMPHESYS for cash, net of related expenses, totaling $244.7 million plus the $50.0 million promissory note. These transactions resulted in a gain on sale of $48.8 million (also $48.8 million pre-tax). For the January 1, 1994 through March 21, 1994 period, Employers Health had revenue of $314.9 million and net income of $14.4 million. For the six months and quarter ended June 30, 1993, Employers Health had revenues of $631.6 million and $318.0 million and net income of $24.0 million and $13.4 million, respectively. This revenue and net income was recorded within the Employee Life-Health Benefits segment. The gain on sale and the appropriate portion of the equity in the earnings of EMPHESYS after March 21, 1994, recognized in accordance with the equity method of accounting, were reported within "Other Operations".

5.  Shareholders' Equity
During the second quarter of 1994, LNC's Articles of Incorporation were amended to increase the number of authorized shares of Common Stock from 400,000,000 to 800,000,000.

                     LINCOLN NATIONAL CORPORATION
ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL INFORMATION

As indicated in the "Notes to Consolidated Statements" (see note 4 on page 7), LNC completed the sale and partial sale of two of its subsidiaries in the first six months of 1994. As noted in the following "Review of Consolidated Operations" and "Review of Consolidated Financial Condition," these sales have affected the comparability of select line items within the Consolidated Statements of Income and Consolidated Balance sheets.

REVIEW OF CONSOLIDATED OPERATIONS

  The discussion that follows focuses on the results for the six months ended June 30, 1994 compared to the results for the six months ended June 30, 1993. The factors affecting the current quarter to prior year quarter comparisons are essentially the same as the year-to-date factors, except as noted.

Insurance Premiums
  Property-Casualty premiums decreased by $74.4 million or 8% compared with the six months ended June 30, 1993 primarily as the result of implementing a more stringent underwriting policy to improve loss experience. Excluding the impact of the subsidiary sold in 1994 (see note 4 on page 7), health premiums were $350.7 million for the first six months of 1994 which is essentially the same as the first six months of 1993. Health premiums for the second half of 1994 are expected to be approximately the same as the first half number shown above. Life and annuity premiums increased by $165.7 million or 29% compared to the previous year. This increase resulted from an overall increase in the volume of transactions by the Life Insurance and Annuities and Life-Health Reinsurance segments. The increase in the Life Insurance and Annuities segment was the net result of increases in volume including premiums related to a company acquired by Lincoln National (UK) less the impact of the sale of Security-Connecticut Corporation (see note 4 on page 7).

Insurance Fees
     Excluding the impact of the subsidiary sold in 1994 (see note 4 on page
7), insurance fees from the sale of universal life and other interest sensitive insurance contracts increased $41.8 million or 24% compared to the first six months of 1993 as the result of increases in the volume of transactions in the Life Insurance and Annuities segment.

Net Investment Income
     Net investment income decreased $45.9 million or 4% when compared with the first six months of 1993. This is the net result of a 3% increase in mean invested assets less the impact of the overall yield on investments dropping from 7.84% to 7.12%.

Equity in Earnings of Unconsolidated Affiliates
     This line was added to the statement of income in 1994 following LNC's partial sale of its direct writer of health coverages (see note 4 on page 7). The amount shown represents LNC's share of the total earnings of this company for the period after the closing of the sale on March 21, 1994.

Gain on Sale of Subsidiary
     In the first six months of 1994 LNC recorded the sale of a portion of its interest in Employers Health Insurance Company (see note 4 on page 7).

Realized Gain (Loss) on Investments
     The first six months of 1994 and 1993 had pre-tax realized gain (loss) on investments of $(28.2) million and $55.4 million, respectively. The gains for 1993 were the result of net gains on the sale of investments, less writedowns and provision for losses. The losses in 1994 were the result of net realized investment gains (losses) and some modest writedowns and provisions for losses. The investment losses, primarily from the second quarter, were the result of repositioning a portion of the investment portfolio during a period of rising interest rates. Fixed maturity and equity securities that were deemed to have declines in fair value that were other than temporary were written down. Provision for losses on mortgage loans on real estate, real estate investments and other investments were established where the underlying value of the property was deemed to be less than the carrying value.

     The pre-tax writedown of fixed maturity and equity securities for the first six months of 1994 and 1993 were $7.3 million and $45.2 million, respectively. In recognition of the current and expected interest rate environment, these writedowns include a second quarter 1993 writedown of $33.2 million related to interest only mortgage-backed securities. With the exception of interest only mortgage-backed securities, the fixed maturity securities to which these writedowns apply were generally of investment grade quality at the time of purchase, but were classified as "below investment grade" at the time of the writedowns. The pre-tax additions to provision for losses on mortgage loans on real estate and real estate for the first six months of 1994 and 1993 were $23.6 million and $111.3 million, respectively, including $64.1 million in 1993 for the adoption of FAS 114. The pre-tax addition to the provision for losses for other investments for the first six months of 1994 and 1993 were $5.6 million and $7.3 million, respectively.
The gain (loss) on the sale of investments in the first six months of 1994 and 1993 were the result of gains and losses realized on equity securities and fixed maturity securities plus the release of mortgage loan reserves on select properties where the estimated fair value had increased since the prior quarter. In the second quarter of 1994, LNC completed a bulk sale of commercial real estate with a value of approximately $150 million. This sale did not result in any significant gain or loss as the proceeds received were approximately equal to the carrying value.

Other Revenue
   Excluding the impact of the subsidiary sold, other revenue increased $1.4 million or 2% when compared to the first six months of 1993 as the result of an increase in the Life Insurance and Annuities segment.

Insurance Benefits and Settlement Expenses
   Property-Casualty benefits decreased by $69.8 million or 9% when compared with the first six months of 1993. This decrease was the result of reduced volumes of insurance written. Catastrophe losses and weather related claims were essentially the same for both periods. Excluding the impact of the subsidiary sold in 1994 (see note 4 on page 7), health benefits increased by $17.3 million or 7% when compared to the first six months of 1993 as a result of increased claims in the Life Insurance and Annuity and Life-Health Reinsurance segment first six months of 1993 and 1994. Life and annuity benefits and settlement expenses increased $100.8 million or 8% when compared to the first six months of 1993. This increase is the result of increased volumes of business and poorer mortality in the Life Insurance and Annuities and Life-Health Reinsurance segments.

Underwriting, Acquisition, Insurance and Other Expenses
  Excluding the impact of the various subsidiaries sold this expense increased $10.6 million or 1% for the six months ended June 30, 1994 as compared to the first six months of 1993. This increase was the result of inflation and increased volumes of business in the Life Insurance and Annuities segment being somewhat offset by lower expenses in the Property-Casualty segment. The Property-Casualty segment had a decrease in this expense as it continued to adjust staff levels to the current level of business.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL I
REVIEW OF CONSOLIDATED OPERATIONS (continued)

Interest Expense
     Interest expense increased $800,000 or 4% when compared with the first six months of 1993. This was the net result of increases in the average debt outstanding and increases in short-term interest rates less the impact of changes in the composition of debt outstanding.

Federal Income Taxes
   Federal income taxes decreased from $52.9 million in the first six months of 1993 to $25.9 million in the first six months of 1994 as a result of a decrease in pre-tax earnings and the lack of any tax expense on the gain on sale of subsidiary (see note 4 on page 7) less some effect of the continued movement from taxable securities to tax-exempt securities.

Summary
     Net income for the first six months of 1994 was $197.8 million or $1.91 per share compared with $99.8 million or $0.99 per share in the first six months of 1993. Excluding realized gain (loss) on investments, gain on sale of subsidiary and the after-tax cumulative effect of implementing the postretirement benefit accounting change, LNC earned $170.9 million for the first six months of 1994 compared with $158.8 million for the first six months of 1993. This increase was due to increases in earnings from the Property-Casualty Insurance and Life Insurance and Annuity business segments being partially offset by a modest decrease in Life-Health Reinsurance segment earnings and the impact of the loss of earnings from subsidiaries sold not being offset by interest on the proceeds from the sales.



REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Investments
     The total investment portfolio decreased $3.1 billion in the first six months of 1994. Most of this decrease related to fixed maturity securities. The removal of the investments of the two subsidiaries sold (see note 4 on page 7) accounted for $2.1 billion of this decrease. The remainder of the decrease is the result of new purchases of investments from cash flow being more than offset by the decrease in the fair value of existing investment securities during the first six months of 1994 due to rising interest rates during that period.

     The quality of LNC's fixed maturity securities portfolio as of June 30, 1994 was as follows:

             Treasuries and AAA    37.0%         BBB              21.0%
             AA                    11.0%         BB                3.2%
             A                     25.5%         Less than BB      2.3%

     As of June 30, 1994, $1.178 billion or 5.5% of fixed maturity securities was invested in below investment grade securities (less than BBB). This represents 4.4% of the total investment portfolio. The interest rates available on these below investment grade securities are significantly higher than is available on other corporate debt securities. Also, the risk of loss due to default by the borrower is significantly greater with respect to such below investment grade securities, because these securities are generally unsecured, often subordinated to other creditors of the issuer and issued by companies that usually have high levels of indebtedness. LNC attempts to minimize the risks associated with these below investment grade securities by limiting the exposure to any one issuer and by closely monitoring the credit worthiness of such issuers. During the six months ended June 30, 1994, the aggregate cost of such investments purchased was $458.5 million. Aggregate proceeds from such investments sold were $266.4 million, resulting in a realized pre-tax gain of $3.4 million.

     LNC's entire fixed maturity securities portfolio is classified as "available-for-sale" and is carried at fair value. Equity securities available-for-sale are also carried at fair value. Changes in fair value, net of related deferred acquisition costs, amounts required to satisfy policyholder commitments and taxes, are charged or credited directly to shareholders' equity.

     As of June 30, 1994, mortgage loans on real estate and real estate represented 10.8% and 2.4% of LNC's total investment portfolio. As of June 30, 1994, the underlying properties supporting the mortgage loans on real estate consisted of 27% in commercial office buildings, 29% in retail stores, 19% in apartments, 12% in industrial buildings, 2% in hotels/motels and 11% in other. In addition to the dispersion by property type, the mortgage loan portfolio is geographically diversified throughout the United States.

     Mortgage loans on real estate are actively monitored to identify problem loans. LNC classifies mortgage loans as problem loans if they are non-accrual loans (i.e., principal and interest are 60 days past due), restructured loans (i.e., the terms of the original loan have been modified) or loans not in the first two categories that are considered impaired. LNC considers a mortgage loan impaired when, based on current information and events, it is probable that LNC will be unable to collect all amounts due according to the contractual terms of the loan agreement. In addition, LNC also classifies loans as potential problem loans when available information causes management to be concerned about the borrowers' ability to comply with the present loan terms, including the repayment of outstanding interest and principal.

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

  In the first six months of 1994, LNC continued to strengthen its provision for losses for mortgage loans on real estate. The reserve level and the ratio of reserves to impaired mortgages both decreased during this period as the modest increase in reserves was more than offset by the removal of amounts associated with the bulk sale of approximately $150 million in commercial real estate.

     A summary of LNC's problem mortgage loans on real estate before related provisions for losses and supplemental information with respect to such loans is as follows:

                                                        June 30  December 31
(in millions)                                              1994         1993

Problem Loans:
  Non-accrual loans ----------------------------------- $182.6        $276.3
  Restructured loans ----------------------------------   30.0          59.8
  Other problem loans ---------------------------------  354.1         445.2

       Total Problem Loans ---------------------------- $566.7        $781.3

Potential problem loans ------------------------------- $ 61.5        $ 92.1

     Impaired loans included in the problem loans shown above along with the related provision for losses is as follows:
                                                        June 30  December 31
(in millions)                                              1994         1993

Impaired loans ---------------------------------------- $506.5        $725.9
Provision for losses ----------------------------------  138.3         226.6
   Net Impaired loans --------------------------------- $368.2        $499.3

The dollar level of reserves and the ratio of impaired mortgages was lower at June 30, 1994 than at December 31, 1993 due to the sale of performing and non-performing mortgage loans and real estate in 1994 as described earlier. Net impaired loans were 1.4% of total investments at June 30, 1994.

Six Months Ended June 30 (in millions)                    1994         1993

Interest Income from Problem Loans:
  Amount that would have been
    recorded under original terms --------------------- $ 27.4        $41.3
  Interest income actually recorded -------------------   20.9         31.9

     As of June 30, 1994, LNC has a commitment to lend $55,000 on a loan shown within other problem loans above. No other future commitments have been made on non-accrual or restructured loans.

Investment in Unconsolidated Affiliates
     This line was added to the balance sheet in 1994 to accommodate LNC's 29% equity ownership in EMPHESYS, Financial Group, Inc., following LNC's partial sale of this company (see note 4 on page 7).

Cash and Invested Cash
     Cash and invested cash increased by $661.6 million in the first six months of 1994. This increase is primarily the result of the receipt of proceeds from the sale of subsidiaries (see note 4 on page 7). These funds are pending application for general corporate purposes which may include additional investments in existing business or the financing of acquisitions.

Assets Held in Separate Accounts
     Excluding the December 31, 1993 balance of the subsidiaries that were sold (see note 4 on page 7), this asset account as well as the corresponding liability account increased by $678.2 million, reflecting an increase in annuity and pension funds under management.

Federal Income Taxes
     Federal income taxes recoverable at June 30, 1994 of $389.1 million represents a change of $540.1 million compared to the federal income taxes payable at December 31, 1993. This is the net result of increases related to recoverable deferred taxes resulting primarily from life insurance reserve differences, discounting of unpaid losses, additions to the investment reserves and postretirement obligations, and the decrease in deferred taxes payable primarily related to the reduction in unrealized gains on securities in the first six months of 1994.

Amounts Recoverable from Reinsurers
     The increase in amounts recoverable from reinsurers was the result of an increased volume of business ceded in the life insurance and annuity segment.

Goodwill
     The decrease in goodwill of $79.7 million is primarily the result of the sale of subsidiaries during the first quarter of 1994 (see note 4 on page 7).

Other Assets
     The increase in other assets of $129.2 million is the result of having a higher receivable related to the volume of investment security transactions sold in the last few days of the second quarter of 1994 versus such transactions at the end of 1993.

Total Liabilities
     Excluding the December 31, 1993 liabilities of the subsidiaries that were sold (see note 4 on page 7) of $1.9 billion, total liabilities increased by $2.1 million in the first six months of 1994. This increase reflects 1) an increased level of business as evidenced by an increase of $990.4 million in contractholder funds, an increase of $678.2 million in the liabilities related to separate accounts, an increase in the policy liabilities and accruals of $374.1 million, 2) an increase in debt of $114.3 million and 3) a decrease in other liabilities of $76.3 million.

     Policyholder liabilities as of June 30, 1994 and December 31, 1993 included liabilities for environmental losses of approximately $215.0 million and $204.0 million respectively. Because of the limited coverages that have been written by LNC in this market, these reserves represent only 7-8% of LNC's total property-casualty reserves for both periods (3% based on claims counts of direct business). These percentages are at this level due to LNC's concentration of writing coverages for small to medium size companies rather than the larger companies that tend to incur most of the environmental and product liability claims. Establishing reserves for environmental losses is subject to significant uncertainties because of the long reporting delays, lack of historical data and the unresolved complex legal issues that are involved. However, based on available information, it is management's judgement that the appropriate level of reserves have been recorded and that any unrecorded liability would not be material to LNC's future results of operations, liquidity or financial condition.

     The decrease in other liabilities relates to a decrease in the expected payouts for security investments purchased in the last few days of the second quarter of 1994 versus a higher volume of such transactions at the end of 1993.

Shareholders' Equity
   Total shareholders' equity decreased $723.3 million in the first six months of 1994. Excluding the decrease of $863.1 million related to unrealized gain on securities available-for-sale, shareholders' equity increased $139.8 million. This increase for the first six months of 1994 was the net result of $197.8 million from net income, $22.4 million from the issuance of Common Stock related to benefit plans, $5.8 million related to an increase in the accumulated foreign exchange gain and a decrease of $86.2 million related to the declaration of dividends to stockholders.


Liquidity and Cash Flow
     In the insurance industry, liquidity generally refers to the ability of an enterprise to generate adequate amounts of cash from its normal operations, including activities in its investment portfolio, to meet its financial commitments. LNC manages its operations, including prudent investment portfolio structuring, to provide for appropriate liquidity levels. The portfolio structuring involves segregating LNC's investments by segments, sub-segments or type of product. The investments selected for each segregated portfolio are based on LNC's desire to match characteristics (e.g., duration and yield) of the underlying liabilities.

     As indicated by the Consolidated Statements of Cash Flows on page 6, LNC's business operations generated $583.2 million of cash during the first six months of 1994.

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

     As indicated in note 7 to the consolidated financial statements for the year ended December 31, 1993 (see page 49 of LNC's Form 10-K), LNC has entered into derivative transactions to reduce its exposure to interest rate fluctuations. LNC has two significant programs in place primarily within its Life Insurance and Annuity segment.

     First, LNC uses interest rate cap agreements to hedge against the negative impact of a sustained and significant rise in interest rates. Interest rate caps are contracts that require counterparties to pay LNC at specified future dates the amount, if any, by which a specified market interest rate exceeds the fixed cap rate, applied to a notional principal amount. As of June 30, 1994 LNC had notional amounts of $4.2 billion with strike prices ranging from 93 to 343 basis points above prevailing interest rates. These agreements expire in 1997-2003.

     Secondly, LNC uses spread-lock agreements to hedge the value of corporate bonds against the risk of widening in their yield spreads over the yields of comparable maturity U.S. Government obligations. Under these agreements, LNC assumes the right and the obligation to enter into an interest rate swap at a future date in which LNC would pay a fixed rate equal to a contractually specified spread over the then prevailing U.S. Treasury rate and receive a floating rate. As of June 30, 1994, LNC had spread-lock agreements with an aggregate notional amount of $1.6 billion with 3 to 13 months remaining in the exercise periods. As of June 30, 1994, these contracts had unrealized gains of $107,000 and unrealized losses of $2.2 million.

     Both of these programs are designed to help ensure LNC's ability to be able to continue to provide competitive crediting rates to policyholders during periods when interest rates are rising or corporate bond spreads are widening. Failure to protect against these two possibilities could result in policyholders withdrawing their funds for placement in more competitive products. LNC purchases both types of derivative products from only highly credit-worthy financial institutions to minimize the possibility of non-performance.

     As indicated earlier LNC's primary derivative programs are designed to protect the company against interest rate fluctuations. LNC expects to continue to hedge against interest rate movements, as appropriate.

PART II - OTHER INFORMATION AND EXHIBITS

              Items 1, 3, 4 (b) and (d) and 5 of this Part II are either inapplicable or are answered in the negative and are omitted pursuant to the instructions to Part II.

Item 4.  Submission of Matters to a Vote to Securityholders

    (a) The matter discussed in (c) below was submitted to a vote at the Annual Meeting of Shareholders of the Registrant on May 12, 1994.

    (c) At the meeting referred to in (a) above, Shareholders of the Registrant were asked to approve an amendment to the Registrant's Articles of Incorporation that would increase the Registrant's authorized Common Stock from 400,000,000 shares to 800,000,000 shares. The results of the vote on this matter was 75,828,877 affirmative votes and 9,108,237 negative votes.



Item 6.  Exhibits and Reports on Form 8-K

    (a)       The following Exhibit of the Registrant is included in this
              report.    (Note:  The number preceding the exhibit corresponds
              to the specific number within Item 601 of Regulation S-K.)


              11 Computation of Per Share Earnings


    (b)       No reports on Form 8-K were filed during the quarter ended June
              30, 1994.

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



                                   LINCOLN NATIONAL CORPORATION




                                   By  /S/ Richard C. Vaughan
                                       Richard C. Vaughan,
                                       Senior Vice President and
                                       Chief Financial Officer




                                       /S/ Donald L. Van Wyngarden
                                       Donald L. Van Wyngarden,
                                       Second Vice President and Controller






            Date  July 29, 1994

                     LINCOLN NATIONAL CORPORATION

              Exhibit Index for the Report on Form 10-Q
                 for the Quarter Ended June 30, 1994



Exhibit Number        Description                           Page Number

      11              Computation of Per Share Earnings          17