Form 10-Q/A
period 1994-06-30
LINCOLN NATIONAL CORP ET AL
filed 1994-08-16
CIK 59558

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                             Form 10-Q/A
              QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934



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

                                  Yes [ X ]          No [   ]

PART II - OTHER INFORMATION AND EXHIBITS

Item 4.  Submission of Matters to a Vote to Securityholders

    (a) The matters discussed in (c) below were submitted to a vote at the Annual Meeting of Shareholders of the Registrant on May 12, 1994.

    (c) At the meeting referred to in (a) above, Shareholders of the Registrant voted on matters as described below:

         1.  To elect four directors for three year terms

             Robert A. Anker
             Votes cast for = 85,163,163
             Votes withheld = 470,810

             Harry L. Kavetas
             Votes cast for = 85,103,171
             Votes withheld = 530,802

             M. Leanne Lachman
             Votes cast for = 85,136,864
             Votes withheld = 497,109

             Jill S. Ruckelshaus
             Votes cast for = 85,047,364
             Votes withheld = 586,609

         2. To approve an amendment to the Registrant's Articles of Incorporation that would increase the Registrant's authorized Common Stock from 400,000,000 shares to 800,000,000 shares

             Votes cast for = 75,828,877
             Votes cast against = 9,108,237
             Number of abstentions = 696,859
             Number of broker nonvotes = 0

      	 3. To approve an amendment and restatement of a stock option plan

             Votes cast for = 66,786,032
             Votes cast against = 13,663,753
             Number of abstentions = 1,147,924
             Number of broker nonvotes = 4,036,264

         4.  To approve a stock plan for directors

             Votes cast for = 74,140,197
             Votes cast against = 6,344,923
             Number of abstentions = 1,112,588
             Number of broker nonvotes = 4,036,265

         5.  To approve a phantom stock plan for employees

             Votes cast for = 71,055,882
             Votes cast against = 9,399,817
             Number of abstentions = 1,142,009
             Number of broker nonvotes = 4,036,265


         6. To approve an amendment and restatement of an executive value sharing plan

             Votes cast for = 72,822,041
             Votes cast against = 7,549,384
             Number of abstentions = 1,278,018
             Number of broker nonvotes =3,984,530

                            SIGNATURE PAGE


                     Pursuant to the requirements of the

                     Securities Exchange Act of 1934, the registrant

                     has duly caused this amendment to be signed on its

                     behalf by the undersigned, thereunto duly

                     authorized.



                                LINCOLN NATIONAL CORPORATION


                                By  /S/ RICHARD C. VAUGHAN

                                    Richard C. Vaughan,
                                    Senior Vice President and
                                    Chief Financial Officer



                                    /S/DONALD L. VAN WYNGARDEN
                                    Donald L. Van Wyngarden,
                                    Second Vice President and Controller


            Date:  August 16, 1994