Form 10-Q
period 1994-09-30
LINCOLN NATIONAL CORP
filed 1994-11-03
CIK 59558

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                 Form 10-Q
                 QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended September 30, 1994          Commission file number 1-6028


                       LINCOLN NATIONAL CORPORATION


          (Exact name of registrant as specified in its charter)



          Indiana                                           35-1140070

 (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                         Identification No.)



          200 East Berry Street, Fort Wayne, Indiana  46802-2706

                 (Address of Principal Executive Offices)



Registrant's telephone number                                 (219) 455-2000

Common Stock Outstanding October 28, 1994                         94,970,626



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

                                               September 30    December 31
(000'S omitted)                                    1994           1993

ASSETS

Investments:
  Securities available-for-sale, at fair value:
    Fixed maturity (cost 1994 - $21,682,034;
      1993 - $22,219,285) ------------------    $21,451,998    $23,964,335
    Equity (cost 1994 - $950,102;
      1993 - $896,477) ---------------------      1,065,997      1,080,301
  Mortgage loans on real estate ------------      2,880,202      3,300,951
  Real estate ------------------------------        679,828        633,103
  Policy loans -----------------------------        547,837        595,085
  Other investments ------------------------        166,190        158,170

    Total Investments ----------------------     26,792,052     29,731,945

Investment in unconsolidated affiliates ----         94,185            --

Cash and invested cash ---------------------      1,065,623        709,664

Property and equipment ---------------------        189,765        233,467

Deferred acquisition costs -----------------      2,394,132      2,011,131

Premiums and fees receivable ---------------        722,796        601,883

Accrued investment income ------------------        422,543        413,144

Assets held in separate accounts -----------     14,057,051     12,430,577

Federal income taxes -----------------------        417,171            --

Amounts recoverable from reinsurers --------      2,183,356      1,460,038

Goodwill -----------------------------------        146,805        228,530

Other assets -------------------------------        751,291        559,982

  Total Assets -----------------------------    $49,236,770    $48,380,361

See notes to consolidated financial statements on page 7.



                                                 LINCOLN NATIONAL CORPORATION
                                                 CONSOLIDATED BALANCE SHEETS
                                                           -CONTINUED-

                                             September 30     December 31
(000's omitted)                                  1994             1993

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:

  Policy liabilities and accruals:
    Future policy benefits, claims
      and claim expenses -------------------- $11,400,239     $12,652,036
    Unearned premiums -----------------------     818,335         858,805
      Total Policy Liabilities and Accruals -  12,218,574      13,510,841

  Contractholder funds ----------------------  16,532,562      14,872,141
  Liabilities related to separate accounts --  14,057,051      12,430,577
  Federal income taxes ----------------------         --          150,951
  Short-term debt ---------------------------     468,544         351,418
  Long-term debt ----------------------------     320,482         335,097
  Other liabilities -------------------------   2,317,567       2,657,015

    Total Liabilities -----------------------  45,914,780      44,308,040


Shareholders' Equity:
  Series A Preferred Stock
   (9/30/94 liquidation value - $3,512) -----       1,442           1,553
  Series E Preferred Stock
   (9/30/94 liquidation value - $151,569) ---     151,206         151,206
  Series F Preferred Stock
   (9/30/94 liquidation value - $158,707) ---     158,707         158,707
  Common Stock ------------------------------     566,347         543,659
  Earned surplus ----------------------------   2,430,601       2,303,731
  Foreign currency translation adjustment ---       7,388          (1,214)
  Net unrealized gain on securities
   available-for-sale -----------------------       6,299         914,679

    Total Shareholders' Equity --------------   3,321,990       4,072,321


    Total Liabilities
      and Shareholders' Equity -------------- $49,236,770     $48,380,361


See notes to consolidated financial statements on page 7.


                                               LINCOLN NATIONAL CORPORATION
                                            CONSOLIDATED STATEMENTS OF INCOME

                                     Nine Months Ended     Three Months Ended
                                        September 30          September 30
(000's omitted)                     1994        1993       1994        1993
Revenue:
  Insurance premiums ---------- $3,223,027  $3,934,254 $  975,491  $1,485,460
  Insurance fees --------------    329,799     343,947    112,933     118,044
  Net investment income -------  1,499,498   1,556,978    510,045     521,605
  Equity in earnings of
    unconsolidated affiliates -     10,585         --       4,993         --
  Realized gain (loss) on
    investments ---------------   (102,375)    217,097    (74,140)    161,741
  Gain on sale of subsidiary --     48,842         --         --          --
  Other -----------------------    103,593     116,000     32,380      40,509

      Total Revenue -----------  5,112,969   6,168,276  1,561,702   2,327,359

Benefits and Expenses:
  Benefits and settlement
    expenses ------------------  3,553,134   4,120,117  1,102,694   1,500,944
  Underwriting, acquisition,
    insurance and other expenses 1,242,379   1,502,996    387,948     552,319
  Interest expense ------------     34,878      32,761     12,148      10,858

      Total Benefits
        and Expenses ----------  4,830,391   5,655,874  1,502,790   2,064,121
      Income Before Federal
        Income Taxes and
          Cumulative Effect of
          Accounting Change ---    282,578     512,402     58,912     263,238

Federal Income Taxes ----------     26,409     128,667        530      75,729

      Income Before
        Cumulative Effect of
        Accounting Change -----    256,169     383,735     58,382     187,509

Cumulative Effect of
  Accounting Change -----------       --       (96,431)      --          --

      Net Income -------------- $  256,169 $   287,304 $   58,382 $   187,509


Earnings Per Share:

Income before cumulative
  effect of accounting change -      $2.47       $3.76      $ .56       $1.82
Cumulative effect of
  accounting change -----------        --         (.94)       --          --

      Net Income --------------      $2.47       $2.82      $ .56       $1.82


Cash Dividends Per Share -
  Common Stock ----------------      $1.23       $1.14      $ .41       $ .38



See notes to consolidated financial statements on page 7.


                                          LINCOLN NATIONAL CORPORATION
                              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                         Nine Months Ended September 30

                                   Number of Shares Issued         Amounts
(000's omitted from dollar amounts)    1994        1993       1994        1993
Preferred Stock:
  (Shares authorized: 10,000,000)
  Series A Preferred Stock:
    Balance at
      beginning of year --------     47,289      57,716  $   1,553    $  1,896
    Conversion into
      Common Stock -------------     (3,388)     (9,027)      (111)       (294)
       Balance at September 30 -     43,901      48,689      1,442       1,602

  Series E and F Preferred Stock:
    Balance at beginning
      and end of period --------  4,417,897   4,417,897    309,913     309,913

Common Stock:
  (Shares authorized:
     1994 - 800,000,000;
     1993 - 400,000,000)
  Balance at beginning of year - 94,183,190  84,142,458    543,659     200,986
  Conversion of Series A
    Preferred Stock ------------     27,104      72,216        111         294
  Public offering of
    Common Stock ---------------        --    9,200,000        --      316,100
  Issued for benefit plans ----     758,732     707,874     22,577      24,047
       Balance at September 30 - 94,969,026  94,122,548    566,347     541,427

Earned Surplus:
  Balance at beginning of year -                         2,303,731   2,147,691
  Net income -------------------                           256,169     287,304
  Cash dividends declared ------                          (129,299)   (119,953)
       Balance at September 30 -                         2,430,601   2,315,042

Foreign Currency Translation Adjustment:
  Accumulated adjustment at
    beginning of year ----------                            (1,214)      3,643
  Change during period ---------                             8,602      (6,071)
       Balance at September 30 -                             7,388      (2,428)

Net Unrealized Gain (Loss) on
  Securities Available-for-Sale:
  Balance at beginning of year -                           914,679     162,742
  Change during period ---------                          (908,380)     45,053
       Balance at September 30 -                             6,299     207,795

       Total Shareholders' Equity
         at September 30 -------                        $3,321,990  $3,373,351


Common Stock (assuming conversion
  of Series A, E & F Preferred Stock):
       End of Period ----------- 104,156,028 103,347,854
       Average for the Period -- 103,840,927 101,950,144



See notes to consolidated financial statements on page 7.

                                            LINCOLN NATIONAL CORPORATION
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Nine Months Ended
                                                             September 30
(000's omitted)                                           1994        1993

Operating Activities:
  Net income ---------------------------------------- $  256,169   $ 287,304
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Deferred acquisition costs --------------------   (151,829)   (171,555)
      Premiums and fees receivable ------------------   (146,793)    (68,694)
      Accrued investment income ---------------------    (38,155)     26,879
      Policy liabilities and accruals ---------------    114,542     602,860
      Contractholder funds --------------------------  1,370,047     910,595
      Amounts recoverable from reinsurers -----------   (752,037)   (741,099)
      Federal income taxes --------------------------    (50,534)    (68,849)
      Provisions for depreciation -------------------     43,036      42,895
      Realized gain (loss) on investments -----------    179,568    (217,096)
      Gain on sale of subsidiary --------------------    (48,842)        --
      Cumulative effect of accounting change --------        --       96,431
      Other -----------------------------------------     77,190      36,883
        Net Adjustments -----------------------------    596,193     449,250
        Net Cash Provided by Operating Activities ---    852,362     736,554

Investing Activities:
  Securities-available-for-sale:
    Purchases -------------------------------------- (10,612,797) (7,508,701)
    Sales ------------------------------------------   8,028,171   7,151,808
    Maturities -------------------------------------     973,118       8,844
  Fixed maturity securities-held for investment:
    Purchases --------------------------------------         --   (5,042,910)
    Sales ------------------------------------------         --    2,060,307
    Maturities -------------------------------------         --    1,277,277
  Purchase of other investments --------------------    (938,518)   (936,621)
  Sale or maturity of other investments ------------   1,263,557     698,999
  Sale of subsidiaries -----------------------------     417,367         --
  Increase (decrease) in cash collateral on
    loaned securities ------------------------------    (176,789)    112,321
  Other --------------------------------------------     (86,653)     42,395
        Net Cash Used in Investing Activities ------  (1,132,544) (2,136,281)

Financing Activities:
  Principal payments on long-term debt -------------      (9,535)     (1,487)
  Issuance of long-term debt -----------------------         241       8,653
  Net increase (decrease) in short-term debt -------     118,079    (165,593)
  Universal life and investment contract deposits --   1,982,388   1,923,437
  Universal life and investment
    contract withdrawals ---------------------------  (1,348,563) (1,061,628)
  Public offering of Common Stock ------------------         --      316,100
  Common Stock issued for benefit plans ------------      22,578      24,047
  Dividends paid to shareholders -------------------    (129,047)   (116,218)
        Net Cash Provided by Financing Activities --     636,141     927,311

        Net Increase (Decrease) in Cash ------------     355,959    (472,416)

Cash at Beginning of Year --------------------------     709,664   1,015,850

        Cash at September 30 -----------------------  $1,065,623  $  543,434

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

Operating results for the nine months ended September 30, 1994 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1994.

2.  Federal Income Taxes

The effective tax rate on net income is lower than the prevailing corporate federal income tax rate. The difference for both 1993 and 1994 resulted principally from tax-exempt investment income. The nine months ended September 30, 1994 also was affected by the fact that no income taxes were payable on the gain on sale of a subsidiary (see note 4).

3.  Earnings Per Share

Earnings per share are computed based on the average number of common shares outstanding (103,840,927 and 101,950,144 for the first nine months of 1994 and 1993, respectively) after assuming conversion of the Series A, E and F Preferred Stock.

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

On March 21, 1994, LNC sold 64% of a wholly owned subsidiary, EMPHESYS Financial Group, Inc. ("EMPHESYS"), through an initial public offering. EMPHESYS is the parent company of Employers Health Insurance Company ("Employers Health"). As a result of this transaction, LNC exchanged 64% of the outstanding stock of EMPHESYS for cash, net of related expenses, totaling $220.1 million and a promissory note from EMPHESYS for $50.0 million. This transaction resulted in a gain on sale of $44.1 million (also $44.1 million pre-tax). On April 15, 1994, LNC sold an additional 7% of EMPHESYS. The impact of the combined March 21st and April 15th transactions was that LNC exchanged 71% of the outstanding stock of EMPHESYS for cash, net of related expenses, totaling $244.7 million plus the $50.0 million promissory note. These transactions resulted in a gain on sale of $48.8 million (also $48.8 million pre-tax). For the January 1, 1994 through March 21, 1994 period, Employers Health had revenue of $314.9 million and net income of $14.4 million. For the nine months and quarter ended September 30, 1993, Employers Health had revenues of $959.7 million and $328.1 million and net income of $48.1 million and $22.9 million, respectively. This revenue and net income was recorded within the Employee Life-Health Benefits segment. The gain on sale and the appropriate portion of the equity in the earnings of EMPHESYS after March 21, 1994, recognized in accordance with the equity method of accounting, were reported within "Other Operations".

                       LINCOLN NATIONAL CORPORATION
   ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL INFORMATION

As indicated in the "Notes to Consolidated Statements" (see note 4 on page 7), LNC completed the sale of a subsidiary and the sale of 71% of another subsidiary in 1994. As noted in the following "Review of Consolidated Operations" and "Review of Consolidated Financial Condition," these sales have affected the comparability of select line items within the Consolidated Statements of Income and Consolidated Balance Sheets.

REVIEW OF CONSOLIDATED OPERATIONS

     The discussion that follows focuses on the results for the nine months ended September 30, 1994 compared to the results for the nine months ended September 30, 1993. The factors affecting the current quarter to prior year quarter comparisons are essentially the same as the year-to-date factors, except as noted.

Insurance Premiums

     Property-Casualty premiums decreased by $103.1 million or 7% compared with the nine months ended September 30, 1993 primarily as the result of implementing a more stringent underwriting policy to improve loss experience. The decrease in property-casualty premiums is leveling and this trend is expected to continue into 1995. Excluding the impact of the subsidiary sold in 1994 (see note 4 on page 7), health premiums were $524.9 million for the first nine months of 1994 which is essentially the same as the first nine months of 1993. Excluding the impact of the subsidiary sold in 1994 (see note 4 on page 7), life and annuity premiums increased by $36.7 million or 3% compared to the previous year. This increase was the net result of an increase in the volume of transactions by the Life Insurance and Annuities segment and a small decrease in the Life-Health Reinsurance segment.

Insurance Fees

     Excluding the impact of the subsidiary sold in 1994 (see note 4 on page
7), insurance fees from the sale of universal life and other interest sensitive insurance contracts increased $62.5 million or 23% compared to the first nine months of 1993 as the result of increases in the volume of transactions in the Life Insurance and Annuities segment.

Net Investment Income

     Net investment income decreased $57.5 million or 4% when compared with the first nine months of 1993. This is the net result of a 3% increase in mean invested assets less the impact of the overall yield on investments dropping from 7.79% to 7.13%. The increase in mean invested assets is the net result of increased volumes of business in the Life Insurance and Annuity segment being partially offset by decreases due to the sale of subsidiaries (see note 4 on page 7) and reduced volumes of business in the Property-Casualty segment.

Equity in Earnings of Unconsolidated Affiliates

     This line was added to the statement of income in 1994 following LNC's sale of 71% of its direct writer of health coverages (see note 4 on page 7). The amount shown represents LNC's share of the total earnings of this company for the period after the closing of the sale on March 21, 1994.

Gain on Sale of Subsidiary

     The 1994 amount relates to the sale of 71% of LNC's interest in Employers Health Insurance Company (see note 4 on page 7).

Realized Gain (Loss) on Investments

     The first nine months of 1994 and 1993 had pre-tax realized gain (loss) on investments of $(102.4) million and $217.1 million, respectively. The gains for 1993 were the result of net gains on the sale of investments, less writedowns and provision for losses. The losses in 1994 were the result of net realized investment gains being more than offset by 1) realized investment losses and 2) writedowns of security investments and provisions for losses for mortgage loans and real estate. The investment losses, primarily from the second and third quarters, were the result of repositioning a portion of the investment portfolio during a period of rising interest rates. Fixed maturity and equity securities that were deemed to have declines in fair value that were other than temporary were written down. Provision for losses on mortgage loans on real estate, real estate investments and other investments were established where the underlying value of the property was deemed to be less than the carrying value.

     The pre-tax writedown of fixed maturity and equity securities for the first nine months of 1994 and 1993 were $18.3 million and $59.2 million, respectively. In recognition of the current and expected interest rate environment, these writedowns include a second quarter 1993 writedown of $33.2 million related to interest only mortgage-backed securities. With the exception of interest only mortgage-backed securities, the fixed maturity securities to which these writedowns apply were generally of investment grade quality at the time of purchase, but were classified as "below investment grade" at the time of the writedowns. The pre-tax additions to provision for losses on mortgage loans on real estate and real estate for the first nine months of 1994 and 1993 were $38.4 million and $128.2 million, respectively, including $64.1 million in 1993 for the adoption of FAS 114. The pre-tax addition to the provision for losses for other investments for the first nine months of 1994 and 1993 were $2.6 million and $6.0 million, respectively.

During the third quarter, LNC announced its intention to sell a portion of its mortgage loan and real estate portfolios through a private offering. LNC's original investment in those performing and non-performing holdings was approximately $300 million. This bulk sale, which may close as early as the fourth quarter of 1994, is not expected to result in any significate gain or loss.

Other Revenue

     Excluding the impact of the subsidiaries sold, other revenue increased $6.7 million or 7% when compared to the first nine months of 1993 as the result of an increase in the Life Insurance and Annuities segment.

Insurance Benefits and Settlement Expenses

     Property-Casualty benefits decreased by $99.0 million or 9% when compared with the first nine months of 1993. This decrease was the result of reduced volumes of insurance written. Catastrophe losses and weather related claims were essentially the same for both periods. Excluding the impact of the subsidiary sold in 1994 (see note 4 on page 7), health benefits increased by $8.9 million or 2% when compared to the first nine months of 1993 as a result of increased claims in the Life Insurance and Annuity and Life-Health Reinsurance segment. Excluding the impact of the subsidiary sold in 1994 (see note 4 on page 7), life and annuity benefits and settlement expenses increased $28.5 million or 1.5% when compared to the first nine months of 1993. This increase is the result of increased volumes of business in the Life Insurance and Annuities segment and a small decrease in the Life-Health Reinsurance segment.

Underwriting, Acquisition, Insurance and Other Expenses

     Excluding the impact of the various subsidiaries sold, this expense decreased $48.2 million or 4% for the nine months ended September 30, 1994 as compared to the first nine months of 1993. This decrease was the result of lower expenses in the Property-Casualty segment and lower volume related expenses in the Life-Health Reinsurance being partially offset by increases in the Life Insurance and Annuity segment. The Property-Casualty segment decrease is expected to continue in the near term as this segment continues to adjust staff levels to the current level of business.

Interest Expense

    Interest expense increased $2.1 million or 6% when compared with the first nine months of 1993. This was the net result of increases in the average debt outstanding and increases in short-term interest rates less the impact of changes in the composition of debt outstanding. This increase is expected to continue in the fourth quarter of 1994 due in part to the additional change in the composition of the debt outstanding as discussed within the analysis of "liquidity and cash flow" (see page 14).

Federal Income Taxes

    Federal income taxes decreased from $79.0 million in the first nine months of 1993 to $26.4 million in the first nine months of 1994 as a result of a decrease in pre-tax earnings and the lack of any tax expense on the gain on sale of subsidiary (see note 4 on page 7). The reduction in pre-tax earnings is the result of the absence of earnings from subsidiaries sold (see note 4 on page 7) and the realization of losses on the sale of investments during the 1994 period versus the realization of gains on investment in the 1993 period. The tax credits from the realized losses result from the carryback of such losses to realized gains recognized in prior years.

Summary

     Net income for the first nine months of 1994 was $256.2 million or $2.47 per share compared with $287.3 million or $2.82 per share in the first nine months of 1993. Excluding realized gain (loss) on investments, gain on sale of subsidiary and the after-tax cumulative effect of implementing the postretirement benefit accounting change, LNC earned $278.6 million for the first nine months of 1994 compared with $254.9 million for the first nine months of 1993. This increase was due to increases in earnings from the three business segments being partially offset by the impact of the loss of earnings from subsidiaries sold net of investment income earned on the proceeds from the sales.

REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Investments

     The total investment portfolio decreased $2.9 billion in the first nine months of 1994. The removal of the investments of the two subsidiaries sold (see note 4 on page 7) accounted for $2.1 billion of this decrease. The remainder of the decrease is the net result of decreases in the fair value of investment securities during the first nine months of 1994 (primarily due to rising interest rates during that period) being partially offset by new purchases of investments from cash flow generated by the business segments.

     The quality of LNC's fixed maturity securities portfolio as of September 30, 1994 was as follows:

             Treasuries and AAA    37.3%         BBB              20.0%
             AA                    11.3%         BB                3.4%
             A                     25.7%         Less than BB      2.3%

     As of September 30, 1994, $1.222 billion or 5.7% of fixed maturity securities was invested in below investment grade securities (less than BBB). This represents 4.6% of the total investment portfolio. The interest rates available on these below investment grade securities are significantly higher than is available on other corporate debt securities. Also, the risk of loss due to default by the borrower is significantly greater with respect to such below investment grade securities, because these securities are generally unsecured, often subordinated to other creditors of the issuer and issued by companies that usually have high levels of indebtedness. LNC attempts to minimize the risks associated with these below investment grade securities by limiting the exposure to any one issuer and by closely monitoring the credit worthiness of such issuers. During the nine months ended September 30, 1994, the aggregate cost of such investments purchased was $485.8 million. Aggregate proceeds from such investments sold were $341.3 million, resulting in a realized pre-tax gain of $2.0 million.

     LNC's entire fixed maturity securities portfolio is classified as "available-for-sale" and is carried at fair value. Equity securities available-for-sale are also carried at fair value. Changes in fair value, net of related deferred acquisition costs, and amounts required to satisfy policyholder commitments and taxes, are charged or credited directly to shareholders' equity.

     As of September 30, 1994, mortgage loans on real estate and real estate represented 10.8% and 2.5% of LNC's total investment portfolio. As of September 30, 1994, the underlying properties supporting the mortgage loans on real estate consisted of 27% in commercial office buildings, 28% in retail stores, 18% in apartments, 13% in industrial buildings, 3% in hotels/motels and 11% in other. In addition to the dispersion by property type, the mortgage loan portfolio is geographically diversified throughout the United States.

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

     In the first nine months of 1994, LNC continued to add to its provision for losses for mortgage loans on real estate. The reserve level and the ratio of reserves to impaired mortgages both decreased during this period as the increase in reserves was more than offset by the removal of amounts associated with the second quarter 1994 bulk sale of approximately $150 million in commercial real estate.


     A summary of LNC's problem mortgage loans on real estate before related provisions for losses and supplemental information with respect to such loans is as follows:
                                                   September 30  December 31
(in millions)                                              1994         1993
Problem Loans:
  Non-accrual loans ----------------------------------- $176.6        $276.3
  Restructured loans ----------------------------------   30.0          59.8
  Other problem loans ---------------------------------  327.2         445.2

       Total Problem Loans ---------------------------- $533.8        $781.3

Potential problem loans ------------------------------- $ 92.8        $ 92.1


     Impaired loans included in the problem loans shown above along with the related provision for losses are as follows:

                                                   September 30  December 31
(in millions)                                              1994         1993
Impaired loans ---------------------------------------- $476.6        $725.9
Provision for losses ----------------------------------  133.0         226.6
   Net Impaired loans --------------------------------- $343.6        $499.3



Nine Months Ended September 30 (in millions)              1994         1993
Interest Income from Problem Loans:
  Amount that would have been
    recorded under original terms ---------------------- $36.5        $41.3
  Interest income actually recorded --------------------  31.1         31.9


     As of September 30, 1994, LNC has a commitment to lend $55,000 on a loan shown within other problem loans above. No other future commitments have been made on non-accrual or restructured loans.


Investment in Unconsolidated Affiliates

     This line was added to the balance sheet in 1994 to accommodate LNC's 29% equity ownership in EMPHESYS, Financial Group, Inc., following LNC's sale of 71% of this company (see note 4 on page 7).

Cash and Invested Cash

     Cash and invested cash increased by $356.0 million in the first nine months of 1994. This increase is primarily the result of the receipt of proceeds from the sale of subsidiaries (see note 4 on page 7). These funds are pending application for general corporate purposes which may include additional investments in existing businesses or the financing of acquisitions.

Assets Held in Separate Accounts

     Excluding the December 31, 1993 balance of the subsidiaries that were sold (see note 4 on page 7), this asset account as well as the corresponding liability account increased by $1.6 billion, reflecting an increase in annuity and pension funds under management.

Federal Income Taxes

     Federal income taxes recoverable at September 30, 1994 of $417.2 million represents a change of $568.1 million compared to the federal income taxes payable at December 31, 1993. This is the net result of increases related to recoverable deferred taxes resulting primarily from life insurance reserve differences, discounting of unpaid losses, additions to the investment reserves and postretirement obligations, and the decrease in deferred taxes payable primarily related to the reduction in unrealized gains on securities in the first nine months of 1994.

Amounts Recoverable from Reinsurers

     The increase in amounts recoverable from reinsurers was the result of an increased volume of business ceded in the Life Insurance and Annuities segment.

Goodwill

     The decrease in goodwill of $81.7 million is primarily the result of the sale of subsidiaries during the first quarter of 1994 (see note 4 on page 7).

Other Assets

     The increase in other assets of $191.3 million is the result of having a higher receivable related to investment securities sold in the last few days of the third quarter of 1994 versus the end of 1993.

Total Liabilities

     Excluding the December 31, 1993 liabilities of the subsidiaries that were sold (see note 4 on page 7) of $1.9 billion, total liabilities increased by $3.5 million in the first nine months of 1994. This increase reflects 1) an increased level of business as evidenced by an increase in policy liabilities and accruals of $338.5 million, an increase of $1.7 billion in contractholder funds, an increase of $1.7 billion in the liabilities related to separate accounts, 2) an increase in debt of $108.9 million and 3) a decrease in other liabilities of $283.6 million.

     Policyholder liabilities as of September 30, 1994 and December 31, 1993 included liabilities for environmental losses of approximately $223.0 million and $204.0 million respectively. Because of the limited coverages that have been written by LNC, these reserves represent only 8% of LNC's total property-casualty reserves for both periods (4% based on claim counts of direct business). These percentages are at this level due to LNC's concentration of writing coverages for small to medium size companies rather than the larger companies that tend to incur most of the environmental and product liability claims. Establishing reserves for environmental losses is subject to significant uncertainties because of the long reporting delays, lack of historical data and the unresolved complex legal and regulatory issues that are involved. However, based on available information, it is management's judgement that the appropriate level of reserves have been recorded and that any unrecorded liability would not be material to LNC's future results of operations, liquidity or financial condition.

     The decrease in other liabilities relates to a decrease in the expected payouts for security investments purchased in the last few days of the third quarter of 1994 versus a higher volume of such transactions at the end of 1993.

Shareholders' Equity

     Total shareholders' equity decreased $750.3 million in the first nine months of 1994. Excluding the decrease of $908.4 million related to unrealized gain on securities available-for-sale, shareholders' equity increased $158.1 million. This increase for the first nine months of 1994 was the net result of $256.2 million from net income, $22.6 million from the issuance of Common Stock related to benefit plans, $8.6 million related to an increase in the accumulated foreign exchange gain and a decrease of $129.3 million related to the declaration of dividends to stockholders.

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

     As indicated by the Consolidated Statements of Cash Flows on page 6, LNC's business operations generated $852.4 million of cash during the first nine months of 1994.

     Although LNC generates adequate cash flow to meet the needs of its normal operations, periodically LNC may issue debt or equity securities to fund internal expansion, acquisitions, investment opportunities and the retirement of LNC's debt and equity. Such a transaction occurred during February 1993, when LNC received $316.1 million in proceeds from a public offering of 9.2 million shares of its Common Stock. Also, effective October 1, 1994, LNC issued $200.0 million of 9 1/8% debt securities payable in 2024. Proceeds from this issue were used to reduce short-term debt with a weighted average interest rate of 4.82%.

     As indicated in note 7 to the consolidated financial statements for the year ended December 31, 1993 (see page 49 of LNC's Form 10-K), LNC has entered into derivative transactions to reduce its exposure to interest rate fluctuations and the widening of bond yield spreads over comparable maturity U.S. Government obligations. LNC has two significant programs in place primarily within its Life Insurance and Annuity segment.

     First, LNC uses interest rate cap agreements to hedge against the negative impact of a sustained and significant rise in interest rates. Interest rate caps are contracts that require counterparties to pay LNC at specified future dates the amount, if any, by which a specified market interest rate exceeds the cap rate, applied to a notional principal amount.
As of September 30, 1994, LNC had notional amounts of $4.4 billion with strike prices ranging from 50 to 343 basis points above prevailing interest rates. These agreements expire in 1997 - 2003.

     Secondly, LNC uses spread-lock agreements to hedge the value of corporate bonds against the risk of widening in their yield spreads over the yields of comparable maturity U.S. Government obligations. Under these agreements, LNC assumes the right and the obligation to enter into an interest rate swap at a future date in which LNC would pay a fixed rate equal to a contractually specified spread over the then prevailing U.S. Treasury rate and receive a floating rate. As of September 30, 1994, LNC had spread-lock agreements with an aggregate notional amount of $1.6 billion with 1 to 12 months remaining in the exercise periods. As of September 30, 1994, these contracts had unrealized gains of $971,000 and unrealized losses of $929,000.

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

     As indicated earlier, LNC's primary derivative programs are designed to protect the company against interest rate fluctuations and the widening of bond yield spreads over comparable maturity U.S. Government obligations. LNC expects to continue to hedge against interest rate movements, as appropriate.

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


       11 Computation of Per Share Earnings


    (b) During the quarter ended September 30, 1994 two Form 8-K's were filed with the Commission in connection with the Registrant's proposed $200.0 million 9 1/8% debt offering. The first filing dated and received on September 22, 1994, contained a pro forma calculation of the ratio of Earnings to Fixed Charges for the year ended December 31, 1993 and six months ended June 30, 1994. The second filing dated September 29, 1994, which received a filing date of September 30, 1994, contained a copy of the Debenture (Schedule I) and Underwriting Agreement (Schedule II).

                       LINCOLN NATIONAL CORPORATION

                 Exhibit Index for the Report on Form 10-Q for the Quarter Ended September 30, 1994



Exhibit Number        Description                           Page Number

      11              Computation of Per Share Earnings          19

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

                                         Lincoln National Corporation



                                      By  /S/    Richard C. Vaughan
                                          Richard C. Vaughan,
                                          Senior Vice President and
                                          Chief Financial Officer



                                      By  /S/    Donald L. Van Wyngarden
                                          Donald L. Van Wyngarden
                                          Second Vice President and Controller







Date   November 3, 1994