Form 10-K
LINCOLN NATIONAL CORP
filed 1995-03-27
CIK 59558

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C. 20549

                                 FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 1994    Commission File Number 1-6028


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 3, 1995, 94,505,345 shares of Common Stock were outstanding. The aggregate market value of such shares (based upon the closing price of these shares on the New York Stock Exchange) held by nonaffiliates was approximately $3,803,800,000.

Select materials from the Proxy statement for the Annual meeting of Shareholders, scheduled for May 11, 1995, have been incorporated by reference into Part III of this Form 10-K.

The exhibit index to this report is located on page 74.

PART I

Item 1.  Business

Lincoln National Corporation ("LNC") is a holding company. Through subsidiary companies, LNC operates multiple insurance businesses. Operations have been divided into four major business segments, 1) Property-Casualty, 2) Life Insurance and Annuities, 3) Life-Health Reinsurance and 4) Employee Life-Health Benefits. Following the sale of 71% of its direct writer of employee life-health coverages in the first quarter of 1994, LNC conducted its business within three business segments. After the sale, the earnings from the 29% minority interest retained were included in "Other Operations" as described below. Although one of the subsidiaries held by LNC was formed as early as 1905, LNC itself was formed in 1968. LNC is an Indiana corporation with its principal office at 200 East Berry Street, Fort Wayne, Indiana 46802-2706. As of December 31, 1994, there were 220 persons on the staff of LNC. Total employment of Lincoln National Corporation at December 31, 1994 on a consolidated basis was 8,995.

Although acquisition and disposition activity has occurred, there has been no activity of this nature during the past five years involving all or predominately all of a business segment except as described above.

Numeric presentations showing revenues, pre-tax income, and assets for LNC's major business segments and other operations in which LNC engages through its subsidiaries are included in this report as part of the consolidated financial statements (see note 9 to the consolidated financial statements on page 57). The LNC "Other Operations" category includes the financial data for an unconsolidated affiliate (subsequent to the first quarter of 1994) engaged in the employee life-health benefits business, LNC's investment management companies, certain other operations that are not directly related to the business segments and unallocated corporate items (i.e., corporate investment income, interest expense on short-term and long-term borrowings, and unallocated corporate overhead expenses).

Following is a brief description of the four major business segments:


1.  Property-Casualty

Property-Casualty insurance includes automobile, boiler and machinery, workers' compensation, fire and allied lines, inland marine, home-owners, general casualty, special risks and multiple peril insurance. Fidelity and surety bonds are also included within property-casualty insurance.

Most of LNC's property-casualty business is conducted through American States Insurance Company and its property-casualty subsidiaries ("American States"), headquartered in Indianapolis, Indiana. These companies operate a multi-line property-casualty insurance business in most states of the United States through 20 semi-autonomous division offices with broad authority for underwriting, agency contracting, marketing and claims settlement for most lines of business. The distribution network involves approximately 5,000 independent local agencies.

Other companies within this business segment include Lincoln National Specialty Insurance Company ("LNSIC") which underwrites select coverages in the sports and entertainment market and Linsco Reinsurance Company (formerly Lincoln National Reinsurance Company) which is licensed to write property-casualty reinsurance. Both of these property-casualty companies are involved in servicing closed blocks of business.

Approximately 3,780 employees are involved in this business segment.

                              3
2.  Life Insurance and Annuities

The primary company within this business segment is The Lincoln National Life Insurance Company ("LNL"). Other companies within this business segment include, First Penn-Pacific Life Insurance Company ("First Penn"), American States Life Insurance Company ("American States Life"), and Lincoln National
(UK) PLC.

LNL, the 4th largest U.S. stockholder-owned life insurance Company (1993 Fortune Rankings of 50 Largest Life Insurance Companies by Assets) is an Indiana corporation headquartered in Fort Wayne, Indiana. A network of 36 life insurance agencies, independent life insurance brokers, insurance agencies located within financial institutions and specifically trained employees sells fixed annuities, variable annuities, pension products, universal life, variable universal life, disability income and other individual insurance coverages in most states of the United States and various foreign countries including Canada. The distribution network includes approximately 1,800 career agents, 17,000 brokers and access to 48,000 stockbrokers and financial planners.

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

Lincoln National (UK) PLC is a United Kingdom company headquartered in Uxbridge, England, that is licensed to do business throughout the United Kingdom. The principal products produced by this operation, unit-linked life and pension products, are similar to U.S. produced universal life products. Lincoln National (UK) is the 17th largest writer of unit-linked new business premiums in the UK as measured in 1993 (Money Management Survey-New Business Trends, published in June 1994). With the addition of an acquisition completed in January 1995, Lincoln National (UK) advances to the 15th largest writer of unit-linked new business premiums and is represented by a sales force of approximately 1,500.

Approximately 4,115 employees are involved in this business segment.


3.  Life-Health Reinsurance

The primary companies within this business segment are Lincoln National Life Reinsurance Company ("LNLR"), Lincoln National Reassurance Company, ("LNRAC"), Lincoln National Health & Casualty Insurance Company ("LNH&C") and LNL. These companies are headquartered in Fort Wayne, Indiana. A broad range of risk management products and services are offered to insurance companies, HMOs, self-funded employers and other primary market risk accepting organizations throughout the United States and economically attractive international markets. Marketing efforts are conducted primarily through the efforts of a reinsurance sales staff. Some business is presented by reinsurance intermediaries and brokers. The reinsurance organization is the leading life-health reinsurer worldwide measured on gross premiums, net of ceded (1994 Swiss Re survey).

LNLR, LNRAC and LNL offer reinsurance programs for individual life, group life, group medical, disability income, long-term care, personal accident and annuity products to U.S. and International clients. LNH&C offers group medical products and services on both a direct and reinsurance basis.

Other companies in this business segment include various general business corporations and foreign insurance companies. The general business corporations are used to support the segment's sales, service and administration efforts. The foreign insurance companies provide specialized reinsurance programs, including financial reinsurance, asset management and funded covers, to U.S. and international clients.

Approximately 560 employees are involved in this business segment.

4.  Employee Life-Health Benefits

Prior to the sale of 71% of its direct writer of employee life-health coverages in 1994, LNC used this segment to manufacture and distribute group life and health insurance, managed health care, dental, disability products and flexible benefit administrative services with a primary focus on the small business market (companies with 2-150 employees). Following the sale, the earnings from the 29% minority interest were included in Other Operations.



Liabilities for claims and claim expenses for the property-casualty business segment are estimated at the end of each accounting period using case-basis evaluations and statistical projections. These liabilities include estimates for the ultimate cost of claims 1) which have been reported but not settled and 2) which have been incurred but not yet reported. A provision for inflation is implicitly considered in the estimated liability as the development of the estimated liability is based on historical data which reflects past inflation and on other factors which are judged to be appropriate modifiers of past experience. Adjustments to previously established estimates are reflected in current operating results along with initial estimates for claims arising within the current accounting period. Since January 1, 1993 such estimates no longer recognize the effects of reinsurance recoverable because such amounts are now recorded as an asset.

A reconciliation of the beginning of year and end of year liability for claims and claim expenses is included in this report as part of the financial statements (see note 5 to the consolidated financial statements on page 46).

The liability for claims and claim expenses included in this report is shown on a basis prescribed by generally accepted accounting principles ("GAAP"). Such liabilities differ from that reported to state insurance regulators. A reconciliation of the GAAP liability and the corresponding liability reported to state insurance regulators is as follows:




December 31                            (in millions)        1994         1993


Liability reported to state insurance regulators ---    $2,532.1     $2,617.7
Increase (decrease) related to:
Estimated salvage and subrogation recoveries -------       (37.3)       (38.3)
Amount recoverable from reinsurers -----------------       203.1        225.5
Other ----------------------------------------------         4.6          5.2
  Liability reported on a GAAP basis ---------------    $2,702.5     $2,810.1



The table on page 5 shows the development of the estimated liability for claim and claim expenses for the ten year period prior to 1994. Each column shows the liability as originally estimated and cumulative data on payments and re-estimated liabilities for that accident year and all prior accident years, making up that calendar year-end liability; and all amounts are reflected net of reinsurance recoverable for all years. As noted above, since 1993 the liability shown in the financial statements no longer reflects the effects of reinsurance recoverable. The resulting redundancy (deficiency) is also a cumulative amount for that year and all prior years. Conditions and trends that have affected the development of these liabilities in the past may not necessarily recur in the future; therefore, it would not be appropriate to use this cumulative history in the projection of future performance.

                               5
Analysis of Combined Property-Casualty Claims and Claim Expense Development.

December 31 (in millions)
    1984   1985   1986   1987   1988   1989   1990   1991   1992   1993   1994

Liability for unpaid claims and claim expenses, net of reinsurance recoverable:

    $760 $1,370 $1,730 $2,020 $2,372 $2,669 $2,246 $2,502 $2,673 $2,585 $2,499


Liability re-estimated as of:
(First column represents number of years later)

 1   811  1,410  1,692  1,984  2,347  2,690  2,258  2,549  2,634  2,506  2,499
 2   846  1,439  1,753  1,990  2,382  2,718  2,303  2,571  2,607
 3   860  1,566  1,790  2,026  2,403  2,767  2,384  2,563
 4   973  1,595  1,833  2,054  2,443  2,847  2,403
 5 1,009  1,636  1,863  2,104  2,538  2,869
 6 1,042  1,672  1,910  2,199  2,551
 7 1,078  1,713  2,003  2,210
 8 1,108  1,805  2,012
 9 1,196  1,813
10 1,202


Cumulative redundancy (deficiency)

  (442)  (443)  (282)  (190)  (179)  (200)  (157)   (61)    66     79     0

Change in redundancy (deficiency)

           (1)   161     92     11    (21)    43     96    127     13   (79)



Cumulative amount of liability paid through:
(First column represents number of years later)


 1   333    531    571    649    750  1,430*   809    839    849    728
 2   517    842    935  1,012  1,650* 1,862  1,253  1,325  1,294
 3   638  1,036  1,160  1,568* 1,875  2,088  1,542  1,596
 4   684  1,177  1,508* 1,700  1,996  2,255  1,709
 5   721  1,390* 1,593  1,776  2,095  2,355
 6   862* 1,450  1,647  1,840  2,154
 7   903  1,488  1,694  1,877
 8   928  1,525  1,721
 9   955  1,546
10   968

*Includes the release of reserves for National Reinsurance Corporation due to the sale of that company during April 1990. The reserves released for LNC's period of ownership of National Re were $97 million, $139 million, $241 million, $386 million, $526 million and $665 million in 1984, 1985, 1986, 1987, 1988 and 1989, respectively.



In order to protect itself against losses greater than the amount it is willing to retain on any one risk or event, LNC's insurance subsidiaries purchase reinsurance from unaffiliated insurance companies (see note 7 to the consolidated financial statements on page 51).

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

                               6
At the end of 1993, the latest year for which data is available, there were approximately 1,200 groups and unaffiliated individual companies selling property and casualty insurance. LNC's group of companies writing property-casualty insurance ranked 29th in net written premiums for 1993 (A.M. Best Aggregates and Averages) among all such groups and companies.

At the end of 1993 there were more than 1,800 life insurance companies in the United States and LNL was the 12th largest among the stock and mutual life insurance companies in the United States based on assets and 16th based on insurance in-force (1993 Fortune Ranking of 50 Largest Life Insurance Companies by Assets).

The business of LNC's property-casualty, life insurance and annuities and life-health reinsurance business segments, in common with those of other insurance companies, is subject to regulation and supervision by the states, territories and foreign countries in which they are admitted to do business. The laws of these jurisdictions generally establish supervisory agencies with broad administrative powers relative to granting and revoking licenses to transact business, regulating trade practices, licensing agents, prescribing and approving policy forms, regulating premium rates for some lines of business, establishing reserve requirements, regulating competitive matters, prescribing the form and content of financial statements and reports, and regulating the type and amount of investments permitted. The ability to continue an insurance business is dependent upon the maintenance of the licenses in the various jurisdictions.

Because of the nature of the insurance business, there is no single customer or group of customers upon whom the business is dependent. Factors such as backlog, raw materials, patents (including trademarks, licenses, franchises, and any other concessions held), seasonality, or environmental impact do not have a material effect upon such business. However, within LNC's Life-Health Reinsurance segment, Lincoln National Risk Management, Inc. does hold a patent for "The Method and Apparatus for Evaluating a Potentially Insurable Risk" and markets multiple knowledge based underwriting products which rely on this product. LNC does not have a separate unit that conducts market research. Research activities related to new products or services or the improvement of existing products or services is completed by persons within the business segments. Expenses related to such activities are not material. Also, sales are not dependent upon select geographic areas and foreign sales are not material in relationship to either LNC's total sales or sales of individual business segments.

Item 2. Properties

LNC and the various operating businesses headquartered in Fort Wayne lease approximately 1.3 million square feet of office space in the Fort Wayne area. Approximately 1.5 million square feet of space is owned or leased by operating businesses headquartered in Indianapolis, Indiana; Oakbrook Terrace, Illinois; and Uxbridge, London, England. In addition, branch offices owned or leased for all of the operating businesses referenced above as well as the space for some smaller operations total approximately 1.0 million square feet. As shown in the notes to consolidated financial statements (see note 7 to the consolidated financial statements on page 51), the rental expense on operating leases for office space and equipment for continuing operations totaled $51.4 million for 1994 of which $45.4 million was for office space. This discussion regarding properties does not include information on investment properties.

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

                                7
Item 4.  Submission of Matters to a Vote of Security Holders

During the fourth quarter of 1994, no matters were submitted to security holders for a vote.



PART II


Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters

Stock Market and Dividend Information

Common Stock Data:        (per share)     1st Qtr  2nd Qtr   3rd Qtr   4th Qtr

1994 Data:

High --------------------------------     $44.375  $43.875   $43.750   $39.250
Low ---------------------------------      38.375   36.750    35.500    34.625

Dividend declared -------------------        $.41     $.41      $.41      $.43

1993 Data:

High --------------------------------     $40.625  $41.813   $47.875   $48.250
Low ---------------------------------      34.688   37.000    37.125    41.000

Dividend declared -------------------        $.38     $.38      $.38      $.41



Notes:

1. At December 31, 1994, the number of shareholders of record of LNC's Common Stock was 13,730.

2. The payment of dividends to shareholders is subject to the restrictions described in notes 5, Supplemental Financial Data, and 7, Restrictions, Commitments and Contingencies to the consolidated financial statements (see pages 45 and 50) and is discussed in the Management's Discussion and Analysis of Financial Condition (see page 23).


Exchanges:  New York, Chicago, Pacific, London and Tokyo.

Stock Exchange Symbol:  LNC

Dividend Guideline:
The dividend on LNC's Common Stock is determined each quarter by the Corporation's Board of Directors. The Board takes into consideration the financial condition of the Corporation, including current and expected earnings, projected cash flows and anticipated financing needs. The Board also considers the ability to maintain the dividend through bad times as well as good so that the dividend would need to be reduced only under unusual circumstances. One guideline that the Board has found useful in recent years is to consider a dividend approximately equal to five percent of the book value per share with such book value computed excluding the impact of marking its securities available-for-sale to fair value.


Item 6.  Selected Financial Data
                                  (Millions of dollars, except per share data)
Year Ended December 31              1994      1993     1992     1991     1990

Total revenue ------------------  6,984.4  8,289.8  8,034.1  9,169.0  8,489.5
Income before cumulative effect
 of accounting change* ---------    349.9    415.3    359.2    201.9    176.6
Net income* --------------------    349.9    318.9    359.2    201.9    176.6
Income before cumulative effect
 of accounting change per share*-   $3.37    $4.06    $3.86    $2.23    $1.97
Net income per share* -----------   $3.37    $3.12    $3.86    $2.23    $1.97
Dividends per common share* -----   $1.66    $1.55   $1.475   $1.385   $1.315

December 31                          1994     1993     1992     1991     1990

Assets* ------------------------ 49,330.1 48,380.4 39,547.3 34,013.1 27,597.3
Long-term debt -----------------    419.6    335.1    423.0    252.6    378.5
Shareholders' equity* ----------  3,042.1  4,072.3  2,826.9  2,655.8  2,279.5
Market value of Common Stock* --   $35.00   $43.50   $37.00   $27.37   $21.50

*Factors affecting the comparability of income before cumulative effect of accounting change and net income for the 1990-1994 period are shown below
 (see "Supplemental Data").  Assets and shareholders' equity as of December
 31, 1994 and 1993 include the effect of carrying securities available-for-sale at their fair values (see Consolidated Statements of Shareholders'
 Equity on page 34).  Per share amounts were affected by the issuance in July
 1990, May 1991 and February 1993 of 2,201,443 shares of Series E Preferred
 Stock, 2,216,454 shares of Series F Preferred Stock and 9,200,000 shares of
 Common Stock, respectively, and the retirement of 500,000 shares of Common
 Stock in November of 1994.



Supplemental Data

Year Ended December 31    (in millions)  1994    1993    1992    1991    1990

Income from operations* -------------- $389.8  $343.5  $240.6  $177.7  $213.8
Realized gain (loss) on investments,
 net of related amortization
 and taxes ---------------------------  (88.7)  170.3   118.6   113.3   (64.9)
Realized gain (loss) on sale of
 subsidiaries, net of taxes ----------   48.8   (98.5)     --   (89.1)   27.7
Cumulative effect of accounting
 change (postretirement benefits) ----     --   (96.4)     --      --      --
   Net Income ------------------------ $349.9  $318.9  $359.2  $201.9  $176.6

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

On pages 9 through 19, the financial results of our business segments, investments and other operations are presented and discussed. Within these business segment discussions reference is made to "Income from Operations" (see definition in item 6 above). Pages 20 through 29 discuss factors that have affected specific elements of the consolidated financial statements as well as information pertaining to LNC as a whole.

This "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the audited financial statements, including the notes thereto, presented on pages 31 through 59.

                               9

Review of Operations: Property-Casualty

Year Ended December 31 (in millions)   1994    1993     1992    1991    1990



Financial Results by Source
Underwriting Loss:
  Personal Insurance --------------  $(31.8) $(18.4)  $(31.8) $(56.7) $(78.7)
  Commercial Insurance ------------   (17.9)  (63.3)  (133.3) (102.1)  (49.7)
  Reinsurance ---------------------     --      --       --    (12.8)   (7.1)
Investment Income -----------------   208.5   217.0    242.4   229.6   221.2
Other -----------------------------     --     (1.4)      .3     1.2     4.6
  Income from Operations ----------   158.8   133.9     77.6    59.2    90.3
Realized Gain on Investments* -----    12.8    91.8       --      --      --
  Net Income ----------------------  $171.6  $225.7   $ 77.6  $ 59.2  $ 90.3

Catastrophe Losses                    $71.9  $ 58.3   $106.9  $ 61.8  $ 70.6

Combined Loss and Expense Ratios**
Personal Insurance ---------------    107.8% 103.0%   105.5%  111.8%  116.3%
Commercial Insurance -------------    104.4% 110.3%   116.5%  111.0%  105.1%
Reinsurance ----------------------       --     --       --   124.3%  114.8%
Consolidated Combined Ratio ------    105.7% 107.5%   112.7%  111.9%  109.2%
Consolidated Combined Ratio
  Excluding Catastrophe Losses ---    101.5% 104.3%   107.6%  109.1%  106.1%

 *Prior to 1993, all realized gain (loss) on investments was included in Other Operations (see note 9 to the consolidated financial statements on page 57).

**The combined loss and expense ratio is the ratio of losses and loss expenses to earned premiums plus the ratio of underwriting expense to premiums written.


In 1994, LNC's Property-Casualty segment, which consists primarily of American States Insurance Company ("American States"), reported its highest annual earnings since 1988. Income from operations grew by 19% to $158.8 million. With 1994 the second worst year on record for catastrophe losses, these earnings results are exceptional. LNC's losses from the January, 1994, Northridge, California earthquake were $28.5 million, before taxes.

The combined loss and expense ratio decreased nearly 2 points in 1994 to 105.7% from 107.5%, reflecting improvement in commercial lines underwriting results. Excluding catastrophes, the combined loss and expense ratio decreased nearly 3 points.

The improvement, which is counter to the property-casualty industry, is most notable in commercial lines which achieved a $45.4 million improvement in underwriting income resulting in an after-tax underwriting loss of only $17.9 million. This is the best underwriting performance for commercial lines in six years. Personal lines had a $31.8 million underwriting loss, significantly affected by the Northridge earthquake.

Net investment income contributed $208.5 million to the property-casualty operating earnings, a slight decline from 1993.

Profit Improvement Program
The level of earnings achieved in 1994 can be directly attributed to the profit improvement program American States embarked upon beginning in the second half of 1991. At that time, the company took steps counter to the general industry and introduced an aggressive program focused on account selection, risk evaluation and the establishment of appropriate premiums. This included an emphasis on maintaining and, when possible, accumulating business in those product lines and regions which have historically provided better than average returns. At the same time, American States de-emphasized product lines and regions with less profitable experience.

The cost of following this strategy has been a significant reduction in written premiums, particularly in commercial lines. For 1994, total net written premiums for the segment declined 29% from 1990 levels and 6% from 1993. This decline in premium, accompanied by an even greater decline in risk exposure, is directly responsible for the increased earnings American States has contributed to LNC over the last three years.

Personal Lines
The Personal Lines improvement American States gained in 1993 was masked in 1994 by the level of weather related losses and catastrophes, principally the Northridge earthquake. More than 90% of American States' losses from the earthquake were in personal lines. While the disaster occurred in January 1994, losses continued to mount during the year as further investigation of claim sites revealed significant structural damage that was not apparent on earlier surveys.

For the property-casualty segment, the Personal Lines combined ratio increased to 107.8% from 103.0%, but excluding catastrophes it was only 1.6 points worse than in 1993. Personal Lines represents approximately 40% of total net written premiums, with preferred private passenger automobile and homeowners representing more than 82% of the personal lines business.

The private passenger automobile market has improved industry-wide in the last two years, inviting competition to the marketplace. American States will continue to write its new business in the preferred sector but anticipates a leveling off of profitability as pricing becomes more competitive.

Homeowners continues to be a significantly underpriced line of business for American States and the property-casualty industry. American States is now in its third year of a program to address the profitability issues in the homeowners line by focusing on the preferred sector, tightening underwriting and evaluating each homeowners policy to ensure the coverage purchased is appropriate for the property value.

Commercial Lines
Commercial Lines represents 60% of the property-casualty segment's total net written premiums. Typical commercial lines business is often described as "main street", which refers to the type of small and mid-sized commercial accounts which line the main street of small towns. Most of this business is actually found in suburban and more urban settings, but it does exhibit the low hazard characteristics of a more rural orientation.

The combined loss and expense ratio in Commercial Lines improved nearly 6 points to 104.4%. This improvement reflects the success of the pricing and underwriting actions taken in the last several years. On a product line basis, workers' compensation and commercial automobile continue to recover while commercial multi-peril remains profitable.

Distribution Network
American States' structure of 20 divisional offices is designed specifically to maximize customer service and enhance efficiency across the United States. Each office is managed by people with market knowledge specific to their region, familiarity with the local sales force and insight into their states' regulatory issues. These offices maintain general oversight for underwriting, agency contracting, marketing and claims settlement within their regions. This wide-reaching system allows American States to sustain relationships with approximately 5,000 independent local agencies. American States continues working toward 100% electronic interface with the agencies. It is currently introducing a new customer file and a new account billing system that will generate a single customer statement for all American States' policies.

Management
American States has offered an enhanced retirement option to 22 executives. These individuals may have elected to participate before the option expired on March 1, 1995. We expect at least half of those eligible will take advantage of the option and retire. The president and executive vice president of American States are not eligible for this plan. American States has identified highly qualified internal successors for any of these positions that are vacated due to this program. As a result of this plan, American States expects to eliminate some positions and to accelerate the development of some high potential executives. No adverse business consequences are expected from these management changes.

                               11
Outlook
The steps American States has taken have significantly improved its results compared with the property-casualty industry. Its profit improvement program is largely completed; the culmination of which is to emphasize growth in those product lines and regions which promise the best long-term returns. We anticipate that the decline in written premium will reverse and expect a small increase for 1995. This growth would be consistent with our outlook for the industry in those markets which we serve and are now emphasizing. Absent catastrophes and unusual weather-related losses, 1995 earnings are expected to continue to increase. Substantial growth in premium volume and significant improvement in profits beyond 1995 will require improvement in market conditions.



Review of Operations: Life Insurance and Annuities

Year Ended December 31   (in millions)  1994    1993     1992    1991    1990


Financial Results by Source
Lincoln Life/First Penn - Annuities - $120.0  $ 96.5   $ 73.9  $ 45.5  $ 39.4
Lincoln Life - Pensions -------------   22.4    30.6     15.5    12.8    15.8
Lincoln Life/First Penn - Insurance -   34.2    37.8     46.8    31.5    25.6
Lincoln Life - Disability Income ----  (14.9)    3.5    (19.6)   (1.6)    3.8
American States Life ----------------   12.4    12.1     11.1    10.2    10.6
Lincoln National (UK) ---------------   17.2    11.8      9.2    14.3    13.3
Security-Connecticut Life -----------    --     16.6     21.4    16.7     7.9
Other -------------------------------   (5.5)  (33.6)    (7.4)  (11.4)   (6.9)
  Income from Operations* -----------  185.8   175.3    150.9   118.0   109.5
Realized Gain (Loss) on Investments**  (91.7)   59.3       --      --      --
  Net Income* ----------------------- $ 94.1  $234.6   $150.9  $118.0  $109.5




December 31             (in billions)   1994    1993     1992    1991    1990


Account Values:
Lincoln Life/First Penn - Annuities -$23.068 $20.233  $16.120 $12.362 $ 8.576
Lincoln Life - Pensions -------------  7.323   6.832    6.192   5.455   4.897
Lincoln Life/First Penn - Universal
  and Variable Life Insurance -------  2.348   2.178    1.942   1.757   1.546
American States Life ----------------   .198    .174     .153    .133    .112
  Total U.S. Account Values --------- 32.937  29.417   24.407  19.707  15.131

Lincoln National (UK) - Unit-linked--  1.320   1.235     .652    .669    .588

  Total Account Values --------------$34.257 $30.652  $25.059 $20.376 $15.719

 *Income from operations and net income of the annuities and pension sub-segments for 1993 include the impact of a change in estimate of net investment income (see note 2 to the consolidated financial statement on page 40).

**Prior to 1993, all realized gain (loss) on investments was included in Other Operations (see note 9 to the consolidated financial statements on page 57).


The Life Insurance and Annuities segment reported its fifth consecutive year of record earnings in 1994. Income from operations increased 6% to $185.8 million, compared with earnings of $175.3 million in 1993. This increase was fueled by a 14% increase in annuity account values and a 24% increase in annuity earnings.

Profile
The Life Insurance and Annuities segment includes the direct operations of Lincoln National Life ("Lincoln Life"), First Penn-Pacific ("First Penn"), Lincoln National (UK) PLC and American States Life.

The Lincoln National Life Insurance Co. is the 12th largest life insurer in the United States as measured by assets (Best's Review, Life-Health Edition, August 1994). Lincoln Life offers a broad range of asset accumulation and income protection products to meet the lifetime needs of its customers. These products include: fixed and variable annuities, universal and variable universal life, disability income, long-term care insurance, 401(k) plans and Guaranteed Interest Contracts. Lincoln Financial Group is a network of 37 regional career agency offices that sells Lincoln Life products through more than 1,800 career agents. It markets to individual consumers, business owners, and employees of hospital and educational institutions across 49 states and Guam. Lincoln Life's distribution system also includes 17,000 insurance brokers and more than 48,000 stockbrokers and financial planners.

First Penn is a mid-sized insurance company with specialized skills in customizing interest sensitive products for its financial services sales channels. First Penn complements Lincoln Life operations by serving niche markets and non-traditional distribution channels. This operation sells universal life, universal life with long-term care riders and fixed annuities. Its products are marketed to individuals through banks, S&Ls, broker/dealers, stockbrokers and financial planners.

American States Life sells universal and term life insurance and annuity products through the American States network of 5,000 independent property-casualty agencies.

Lincoln National (UK), based in the United Kingdom, is the 15th largest unit-linked life insurer in the U.K. by 1993 premiums of those companies writing predominately life and pension business (Money Management New Business Survey, June 1994). Unit-linked business is comparable to variable life policies in the United States. Through a network of approximately 1,500 sales representatives and independent financial advisors, Lincoln National (UK) sells a variety of life insurance, investment and income protection, and retirement planning products to individuals across the United Kingdom.


Annuities
Earnings from the combined Lincoln Life and First Penn annuities operations grew 24% to a record $120 million in 1994. This earnings growth flows from a 14% increase in annuity account values, which reached $23 billion. Annuity deposits were $3.6 billion, a 3% increase over the prior year. Lincoln Life was the nation's leading writer of individual annuities in the United States in 1993 (Best's Review, Life-Health Edition, October 1994).

Lincoln Life's career agents produced 45% of the new annuity deposits in 1994. Stockbrokers and financial planners, generating 42% of new annuity deposits, continue to be the dominant distributors of the variable annuity product. In 1994, bank distribution produced 13% of the segment's new annuity deposits. Distribution through banks and other financial institutions represents a significant opportunity for growth. We view the January, 1995, U.S. Supreme Court's decision confirming the authority of banks to market annuities as an opportunity for future growth of this market.

Pensions
Income from operations in Lincoln Life's Pension business decreased to $22.4 million from $30.6 million in 1993. Pension earnings were up 18% after excluding the benefit from adjustment of discount amortization on mortgage-backed securities in 1993 of $9.4 million and a $2.6 million charge in 1994. Strong sales from Lincoln Life's 401(k) product drove pension account values to $7.3 billion, a 7% increase over 1993.

Life Insurance
Earnings from the life insurance operations of Lincoln Life and First Penn were $34.2 million, a slight decrease from 1993 earnings which had also been positively affected by the mortgage-backed securities adjustment. The sale of stand alone insurance protection products has been supplemented with products offering protection with a variable investment component. Lincoln Life and First Penn's combined universal life and variable universal life account values increased 8% in 1994 to $2.3 billion. Variable universal life represents an increasing portion of new sales because it is attractive to individuals who seek higher returns than those generally available from fixed income investing.

Disability Income
In 1992, following a period of deteriorating disability income claim experience, management took action to improve experience in this business. This included pricing increases on new business issued, the establishment of more restrictive underwriting rules, and an enhanced program to speed the closure of claims on all business. Profitability returned to this business in 1993.

In 1994, however, the disability income business experienced additional losses of $14.9 million. As a result of many factors, including the losses experienced on this business, significant changes were made during the fourth quarter of 1994 in the disability income product that Lincoln Life will be selling in the future.

By the end of 1995, Lincoln Life expects most new business will be issued on a guaranteed renewable basis. Lincoln Life will discontinue selling the non-cancelable product as the new product is approved for sale by each state. In addition, several other changes were implemented including a new lower maximum coverage limit, the elimination of lifetime benefits, the elimination of the "Own Occupation" definition of disability beyond two years of benefits, and tighter underwriting.

The existing disability income business is a very long-term business with coverage extending 30 years or more. The future results of this business are not currently susceptible to estimation due to the variability of past experience. The product changes discussed in the previous paragraph will allow us to go forward with a profitable product that has appeal to a broader market and is less subject to the degree of variability of results inherent in the products we have previously sold. Management will continue to closely track the existing disability income business and take reserve and other action as deemed necessary.

For more in-depth discussion of the disability income business, see the discussion in the Life-Health Reinsurance segment on page 16 and note 7 to the consolidated financial statements on page 51.

American States Life
American States Life reported earnings of $12.4 million in 1994, a slight increase from 1993 earnings. Account values were up about 14% for the third year in a row reaching $198 million at December 31, 1994.

Lincoln National (UK)
Income from operations for Lincoln National (UK) grew 46% to $17.2 million in 1994. These strong results reflect a full year of earnings from the Citibank Life acquisition and a smaller acquisition completed in 1993. In fact, these earnings would have been $9 million higher except for a provision made for liabilities established to cover pension transfers and opt-outs. This provision pertains to pension policies sold following the implementation of the Social Security Act of 1986 under which it was made unlawful for an employer in the U.K. to require employees to join their employer sponsored plans. British insurance companies are now being required to audit these pension plans sold to individuals and, if it appears that a replacement was made on the advise of the insurance company which was not in the participant's best interest, companies must make the participant whole.

In early 1995, Lincoln National (UK) completed the acquisition of Liberty Life Assurance Company Limited, yet another step in LNC's strategy to build its position in the U.K. life insurance and pensions market through acquisition. As a result of the transaction, account values have increased to more than $1.8 billion and the sales force has expanded to approximately 1,500 representatives.

Outlook
Lincoln Life has adopted a new vision statement: To be the best customer-focused service-led company in the Americas. A number of efforts are underway to achieve this vision. Every process is being analyzed for its value-added to the customer relationship. The Lincoln Life of the future will be able to meet customers changing needs efficiently and at less cost.

In addition, two significant actions were taken during 1994 to bring greater focus to the identity of Lincoln Life as a brand name. First, the company began a process to gather its career agency offices under the common banner, Lincoln Financial Group. Second, it introduced its first national advertising campaign in more than 15 years to build name recognition and awareness.

These actions support Lincoln Life's renewed efforts to grow its life insurance operations through increased sales from its career agency network and its ongoing drive to be a primary provider of annuities and asset accumulation products.

Continued sales growth is expected in variable annuity, variable universal life and 401(k) products. Increased sales of fixed annuities distributed through banks and other financial institutions is also expected. The Lincoln National (UK) operation should continue to grow through acquisitions as that market continues to consolidate.



Review of Operations: Life-Health Reinsurance

Year Ended December 31  (in millions)   1994     1993     1992    1991   1990


Financial Results by Source
Individual and Group Markets -------   $50.2    $44.2    $44.4   $22.7  $27.0
International Markets --------------    12.8      9.9      4.5     5.6    4.1
Financial Reinsurance --------------    15.5     20.5     16.3    14.4   20.6
Disability Income ------------------   (10.0)   (54.0)    (7.3)   (8.2)   3.9
Other ------------------------------    (1.9)    (1.7)      .4    (1.5)  (3.4)
  Income from Operations* ----------    66.6     18.9     58.3    33.0   52.2

Realized Gain (Loss) on Investments**     .5     (1.6)      --      --     --

  Net Income -----------------------   $67.1    $17.3    $58.3   $33.0  $52.2





Sales and In-Force
Individual Life Sales (in billions)    $19.9    $17.3    $14.0   $17.0  $19.1

December 31            (in billions)    1994     1993     1992    1991   1990

Life Insurance In-Force ------------  $125.6   $118.0   $113.6  $102.2 $101.4

 *Income from operations and net income for 1993 include the impact of a change in estimate of the reserve level needed for LNC's reinsurance disability income business (see note 2 to the consolidated financial statements on page 40).

**Prior to 1993, all realized gain (loss) on investments was included in Other Operations (see note 9 to the consolidated financial statements on page 57).



In 1994, the Lincoln National Reinsurance Cos. ("LNRC") reported record income from operations of $66.6 million. Favorable mortality and morbidity in the Individual and Group Markets and growth in the International line contributed $8.9 million of the $47.7 million increase over 1993 earnings. A year ago, favorable mortality and morbidity were also present, but were offset by a reserve strengthening for disability income. Life reinsurance in-force grew to $125.6 billion, a 6% increase over the prior year representing growth in both individual and group life.

LNRC Profile
LNRC is currently the leading life-health reinsurer worldwide, based on net premium income (Swiss Re, Economic Studies, September, 1994). It has built unique competencies in life/health insurance risk management, knowledge management and customer focus which enable it to compete on a basis other than price alone. LNRC manages a portfolio of diversified risks, applies its competencies to understand the risk management needs of its customers and responds with unique solutions. LNRC's solutions focus on providing assistance to clients in managing their risks by risk transfer, capital management, and the delivery of knowledge and alliance partnerships, all on a foundation of long-term business relationships.

LNRC provides a full range of risk management solutions to insurance companies in the U.S. and select international markets, health maintenance organizations, self-funded employer groups with risk management needs, and other primary risk-accepting organizations. Account executives and sales specialists distribute LNRC products exclusively with a consultative client approach. LNRC also accepts business from reinsurance intermediaries in select specialty markets.

Individual and Group Markets
Individual and Group Markets contributed especially strong operating results of $50.2 million in 1994. This is the third consecutive year of favorable mortality and morbidity in these markets. Individual and Group Markets includes all LNRC's business written in the United States except for Financial Reinsurance and Disability Income Reinsurance.

Despite an increasingly competitive marketplace, individual life sales volume, as measured by face amount of new business, grew by 15% to $19.9 billion and group markets annualized premium increased 28% in 1994.

LNRC continues to differentiate itself in this marketplace by providing superior customer service, particularly in the area of information flow. For example, 95% of the cases LNRC underwrote in 1994 were processed on LNRC's patented Life Underwriting System ("LUS"), resulting in a faster, more efficient application process for customers. During 1994, LNRC licensed LUS to eight more life insurance companies, bringing the number who have LUS licenses to 44.

International Markets
The international markets have been an area of recent growth for LNRC. 1994 operating results increased 29% to $12.8 million. LNRC pursues a niche marketing strategy globally, leveraging strengths across LNRC and developing partnerships and alliances as new opportunities are identified. In 1994, LNRC expanded its personal accident business in the U.K., grew its business produced through a direct response marketing partnership, and participated in the emerging pension market in Argentina.

Financial Reinsurance
Financial Reinsurance continues to contribute a significant level of earnings to LNRC and generated $15.5 million in 1994. Regulatory pressures continue to suppress demand for new business, but LNRC has persisted in adding new products and programs. Annuity reinsurance is an area of opportunity where LNRC is capitalizing on the growth of asset accumulation products in the direct marketplace.

Disability Income
Within the past several years, the reinsurance industry's profitability in the disability income business has been adversely affected by several external factors. These include consolidation among the direct disability income writers, lower portfolio yields, and the white-collar recession's effect on the professional market. The key competitive factors which led to problems in the marketplace became large amounts of monthly income replacement and liberal benefit definitions for non-cancelable policies which do not provide any means to correct underpricing.

In 1990, LNRC began to perceive problems developing in the market. LNRC took action to apply its risk management skills to the aspects of the business it could positively affect. This included increasing rates and tightening underwriting standards. One consequence of these actions was a reduction in new disability income business of 75% since 1990.

Because of the inability to correct pricing on existing in-force business, and in order to manage its exposure, LNRC expanded its aggressive program to help client companies with claims management and claims closure.

In the fourth quarter of 1993, management recognized that, despite these efforts, disability income experience was not improving. At that time, an in-depth analysis was undertaken of the disability income block of business within LNRC. Based on this analysis, disability income reserves were increased $50.5 million, pre-tax.

The assumptions underlying these reserves were based on a review of both long-term historical experience and more recent experience. Termination, lapse and interest assumptions are consistent with recent experience. The incidence assumptions are based on a combination of historical and recent experience. Historical incidence experience is considerably better than recent experience. If incidence levels do not improve or if claim termination rates deteriorate, substantial reserve additions may be required in the future.

A review of experience in 1994 indicated that incidence experience was less favorable than that assumed in the 1993 reserve strengthening. While the incidence rates began to stabilize, they did not improve. The fact that actual incidence experience in 1994 was worse than that assumed in 1993 resulted in an additional loss of $10.0 million reported in 1994.

In the second half of 1994, there were a number of announcements from major writers of disability income regarding their intentions to significantly change the kind of products they sell. This adds a significant additional uncertainty since the policies currently reinsured will be much more difficult to replace, creating an expectation of greater policy persistency. Higher persistency in this line can produce improved results under certain circumstances. However, the current conditions have no clear precedent and it is far too early to identify any changes in policy persistency trends or results therefrom.

Small changes in assumptions have significant impacts on expected results of this business and thus reserves carried on it. This is a very long-term business, 30 years or more, and we will not know the outcome for many years. We will continue to monitor the experience of this block of business and take such action as may be necessary.

Nearly two-thirds of the 1994 disability income premium assumed by LNRC came from one major writer of disability income insurance. That company is currently under formal regulatory supervision by the insurance department of its state of domicile. There is a reasonable possibility that the business will generate additional future losses but it is not possible to estimate the amount of those losses at this time.

Outlook
In 1995, LNRC will continue to provide creative solutions to customers' problems and build long-term relationships. Fee based income is expected to be enhanced through three initiatives: 1) introduction of a life and disability income claims management expert system; 2) emphasis on asset management services to reinsurance customers; and, 3) expansion of underwriting management fee income in Group Markets and Financial Reinsurance. Risk based income is expected to grow through expansion of existing customer relationships and greater penetration in selected foreign markets.

LNRC is an organization of problem solvers for entities that assume primary life and health insurance risk. As such, it seeks to apply its competencies of risk management, knowledge management and customer focus to its customers' problems. LNRC has challenged its organization to broadly and creatively apply these skills across life-health reinsurance business lines in order to expand its range of products and services. LNRC expects its strategy of competing in a broad range of markets with expertise and customer focus will continue to be a formula for success in 1995 and beyond.

Review of Operations:  Investment Management

A general discussion of investment results is included within the Review of Consolidated Operations and Financial Condition on pages 20 to 27. Investment management is expected to become LNC's fourth business segment during 1995.

Profile
The investment management operations of LNC are represented by Lincoln National Investment Management Company, Lynch & Mayer and Vantage Global Advisors. The investment professionals within these organizations provide a variety of asset management services to LNC and its affiliates as well as to an increasing number of institutional and retail customers. Our external clients include other insurance companies, pension plans, college endowment funds, individuals, and trusts.

Active Management for Total Return
Many insurance companies invest on a buy-and-hold basis and seek to maximize current income by selecting assets with high nominal yields. We actively manage our clients' assets and seek to optimize total return on those assets in relation to the underlying liabilities. We use asset-liability management techniques to achieve optimum performance of assets in relation to liabilities while limiting risk.

Investment Markets
In 1994, the financial markets were affected by the U.S. Federal Reserve's series of interest rate increases, which were largely in response to the Fed's inflation concerns. Uncertainty about the direction of U.S. interest rates and inflation dominated the financial markets while the stock market began to show signs of improved performance in the last six months of 1994. However, total return in 1994 was markedly lower than in prior years. In 1994, LNC's fixed maturity securities portfolio produced a total return of -2.85% compared with the -3.51% return produced by the Lehman Brothers, Government/Corporate Bond Index, a recognized industry measure. The total return on LNC's entire portfolio of invested assets was -1.43%.

Tax Loss Program
In 1994, LNC reported $88.7 million of net realized investment losses. An active total return strategy carries with it a degree of turnover in investment portfolios as new securities are identified which can better meet portfolio needs. Significant interest rate changes impact investment decisions and reported investment results. We would generally expect the reported results to include more realized gains during periods of falling interest rates and more realized losses during periods of rising interest rates. Overlaying our 1994 investment strategy was the fact that by realizing losses we were able to recover capital gains taxes which had been paid over the past three years.

Commercial Mortgages and Real Estate
During 1994, LNC completed two bulk sales of performing and non-performing mortgage loans and real estate holdings. The selling price for these holdings was $30.6 million in excess of the carrying value. At December 31, 1994, mortgage loans with more than one payment delinquent were only 2.2% of total mortgage loans, a notable improvement from the 7.0% delinquency rate at the end of 1993. Commercial mortgage loans represented 11% of the general investment portfolio at year end 1994.

Mutual Funds
In 1994, LNC introduced Lincoln Advisor Fund, Inc., a new retail mutual fund with nine investment portfolio choices available to fundholders. The portfolios have five equity and four fixed income portfolio options, managed by specialized investment managers and have flexibility in fee arrangements to meet customer needs.

Acquisition of Delaware Management Holdings, Inc.
In late 1994, LNC announced an agreement to acquire Delaware Management Holdings, Inc., ("Delaware") one of the nation's premier investment advisers. Delaware is a "value" investor that concentrates on equities with low price/earnings ratios and high dividends. LNC's other investment managers use differing investment strategies. Lincoln National Investment Management Company is a fixed income investment manager. Lynch & Mayer is predominately a "growth" equity investor while Vantage Global Advisors selects equities on quantitative models.

The addition of Delaware will allow us to offer a wider range of investment skills and strategies to better meet our customers' needs. Delaware also brings us an international investment capability through their London office, which currently manages over $2 billion of global equities and debt.

Delaware will operate autonomously from its offices in Philadelphia and London.

Outlook
We anticipate the acquisition of Delaware will be completed in the second quarter of 1995, following required approvals. After completion of the transaction, we plan to report our investment management operations as a fourth business segment. This new segment will include the results of Delaware, Lynch & Mayer, Vantage Global Advisors and Lincoln National Investment Management Co.

We view the investment management business as one with an attractive potential rate of growth which complements our present businesses and diversifies LNC's earnings sources. We will explore opportunities to offer Delaware's products through our distribution systems. LNC will also continue to develop its international presence through Delaware's strong international asset management capabilities.




Review of Operations: Employee Life-Health Benefits

Year Ended December 31 (in millions)  1994*   1993     1992     1991     1990


Financial Results by Source
Employers Health Insurance Company   $14.1   $54.3    $40.8    $39.5    $34.2
Managed Health Care --------------      --      --       --      4.0     19.0
  Income from Operations ---------    14.1    54.3     40.8     43.5     53.2

Realized Gain on Investments -----      .3     1.0       --       --       --

  Net Income ---------------------   $14.4   $55.3    $40.8    $43.5    $53.2

*Results for 1994 include operations through the date of the sale of 71% of its direct writer of employee life-health coverages (see note 11 to the consolidated financial statements on page 59). Following the sale, the earnings from the 29% ownership of this company were included in "Other
 Operations" (see "Review of Other Operations" on page 19).



Review of Other Operations:

Year Ended December 31 (in millions)     1994    1993    1992    1991    1990


Financial Results by Source
Earnings from Unconsolidated Affiliate $ 14.8  $  --   $  --   $  --   $  --
Investment Management ----------------    7.1     6.1     4.7     2.3     2.9
LNC Financing ------------------------  (31.7)  (26.7)  (33.8)  (34.2)  (37.2)
LNC Operations -----------------------  (21.8)  (22.3)  (18.2)  (16.3)  (19.5)
Other Corporate ----------------------   (3.9)    4.0    (3.1)   11.8     5.5
Corporate Equity Investments ---------    --      --    (36.6)  (39.6)  (43.1)
  Income (Loss) from Operations ------  (35.5)  (38.9)  (87.0)  (76.0)  (91.4)

Realized Gain(Loss) on Investments* --  (10.6)   19.8   118.6   113.3   (64.9)
Gain (Loss) on Sale of Subsidiaries --   48.8   (98.5)     --   (89.1)   27.7

Cumulative Effect of Accounting
 Change (Postretirement Benefits) ----    --    (96.4)    --      --      --
   Net Income (Loss) ----------------- $  2.7 $(214.0) $ 31.6  $(51.8)$(128.6)

*Prior to 1993, all realized gain (loss) on investments was included in Other Operations (see note 9 to consolidated financial statements on page
 57).


The income (loss) from operations shown above includes the earnings from LNC's investment in an unconsolidated affiliate engaged in the employee life-health benefits business, earnings from LNC's investment management companies, certain other operations that are not directly related to the business segments and unallocated corporate revenues and expenses (i.e., corporate investment income, interest expense on short-term and long-term borrowings, and corporate overhead expenses).

The Investment Management operations reported above include Lincoln National Investment Management Company, Lynch & Mayer, Inc. and Vantage Global Advisors, Inc. These investment advisors provide investment advisory services and asset management services to LNC's annuity, pension and insurance customers as well as for LNC's corporate portfolios. In addition to managing these accounts, their services are provided to outside, institutional clients and high net worth individuals.

Corporate interest expense included within the LNC financing line above was more for 1994 than 1993 as the result of increases in short-term interest rates and an addition to long-term debt (see liquidity and cash flow discussion on page 28).

Net income shown above for "Other Operations" includes the items described above under income from operations plus the cumulative effect of the 1993 accounting change for the consolidated group of companies related to postretirement benefits, the gain (loss) on sale of subsidiaries (see note 11 to the consolidated financial statements on page 59) and certain realized gain
(loss) on sale of investments.


REVIEW OF CONSOLIDATED OPERATIONS AND FINANCIAL CONDITION

Summary Information                                                Increase
                                                                  (Decrease)
Year Ended December 31 (in millions) 1994      1993     1992     1994   1993


Insurance premiums:
Property-casualty --------------- $1,710.6 $1,841.4 $2,083.0      (7%)  (12%)
Health --------------------------  1,085.7  1,927.0  1,857.7     (44%)    4%
Life and annuity ----------------  1,647.9  1,588.4  1,358.2       4%    17%

Insurance fees ------------------    449.6    470.4    409.5      (4%)   15%

Net investment income -----------  2,011.3  2,146.5  1,987.3      (6%)    8%

Equity in earnings of
 unconsolidated affiliates ------     14.7      --       --

Realized gain (loss)
 on investments -----------------   (130.8)   268.4    176.9             52%

Gain (Loss) on sale
 of subsidiaries ----------------     48.8    (98.5)     --

Other revenue -------------------    146.6    146.1    161.5            (10%)

Insurance benefits and expenses:
Property-casualty ---------------  1,262.5  1,406.8  1,717.6     (10%)  (18%)
Health --------------------------    848.9  1,478.6  1,428.6     (43%)    4%
Life and annuity ----------------  2,737.8  2,742.9  2,554.2              7%

Expenses:
Operating expenses --------------  1,709.3  2,029.3  1,855.2     (16%)    9%
Interest ------------------------     49.5     44.3     53.8      12%   (18%)

Federal income taxes ------------     26.4    172.5     65.5




REVIEW OF CONSOLIDATED OPERATIONS

As indicated in the "Notes to Consolidated Financial Statements" (see note 11 on page 59), LNC completed the sale of a life insurance subsidiary and the sale of 71% of its direct writer of employee life-health coverages in 1994. As noted in the following "Review of Consolidated Operations" and "Review of Consolidated Financial Condition" these sales have affected the comparability of select line items within the Consolidated Statements of Income and Consolidated Balance sheets.

Insurance Premiums
Property-casualty premiums decreased 7% in 1994 and 12% in 1993. The decreases in 1994 and 1993 are primarily the result of reevaluating underwriting actions, focusing on account selection, risk evaluation and the establishment of appropriate premiums. The volume of premium that this segment will produce in 1995 is dependent upon whether the pricing within the property-casualty insurance market place allows price increases that are necessary to maintain and improve profitability.

Excluding the impact of the subsidiary sold in 1994 (see note 11 to the consolidated financial statements on page 59), LNC's health premiums, increased $83.4 million or 12% in 1994 as the result of increased volumes of business in the Life-Health Reinsurance segment. Health premiums increased $69.3 million or 4% in 1993 as the result of increased volumes of business and rate increases implemented in 1993.

Excluding the impact of the subsidiaries sold in 1994 (see note 11 to the consolidated financial statements on page 59), life and annuity premiums increased 8% in 1994. This increase is the result of an increase in the volume of transactions by the Life Insurance and Annuity segment. Life and annuity premiums increased 17% in 1993. This increase resulted from increases in the volume of transactions by the Life Insurance and Annuities and Life-Health Reinsurance segments. Barring the passage of unfavorable tax legislation that would eliminate the tax-advantages for some of LNC's life and annuity products, LNC expects life and annuity premium growth in 1995 similar to the growth for 1994.

Insurance Fees
Excluding the impact of the life subsidiary sold in 1994 (see note 11 to the consolidated financial statements on page 59), insurance fees from the sale of universal life, other interest-sensitive life insurance contracts and variable life insurance contracts increased $83.4 million or 22% in 1994. These fees increased $60.9 million or 15% in 1993. The growth in fees from this business is expected to continue in 1995.

Net Investment Income
Net investment income decreased $135.2 million or 6% in 1994. This is the net result of a 4% increase in mean invested assets (on a cost basis) less the impact of the overall yield on investments dropping from 7.93% to 7.14%. The increase in mean invested assets is the net result of increased volumes of business in the Life Insurance and Annuity segment being partially offset by decreases due to the sale of subsidiaries (see note 11 to the consolidated financial statements on page 59) and reduced volumes of business in the Property-Casualty segment. Net investment income increased 8% in 1993 as the result of a 12% increase in mean invested assets (on a cost basis) being partially offset by a decrease in the yield on investments from 8.24% to 7.93%. Lower net investment income for 1993 in the Property-Casualty segment, due to lower volumes of business, was more than offset by increases in the other business segments.

Equity in Earnings of Unconsolidated Affiliates
This line was added to the statements of income in 1994 to report the earnings from the remaining 29% ownership following LNC's sale of 71% of the ownership of its primary writer of employee life-health benefit coverages (see note 11 to the consolidated financial statements on page 59).

Net Realized Gain (Loss) on Investments
Net realized gain (loss) on investments in 1994 and 1993 was $(130.8) million and $268.4 million, respectively. The gain (loss) in 1994 and 1993 was $(88.7) million and $170.3 million, after taxes, respectively. These gains and losses were the result of the sale of investments, write-downs and provisions for losses. The losses in 1994 were the result of net realized investment gains being more than offset by 1) realized investment losses and
2) writedowns of security investments and provisions for losses for mortgage loans and real estate. The investment losses, primarily in the second and third quarters, were the result of realizing investment losses to recover capital gains taxes paid in prior years. The write-downs of fixed maturity and equity securities were recorded when the securities were deemed to have declines in value that were other than temporary. The fixed maturity securities to which these write-downs apply were generally of investment grade quality at the time of purchase but, with the exception of interest only mortgage-backed securities, were classified as "below investment grade" at the time of the write-downs. Provision for losses on mortgage loans on real estate, real estate and other investments were established when the underlying value of the property was deemed to be less than the carrying value. The amount of these write-downs and provisions for losses is disclosed within the notes to the accompanying financial statements (see note 3 to the consolidated financial statements on page 43).

During 1994, LNC completed two bulk sales of performing and non-performing mortgage loan and real estate holdings through a sealed bid process. The selling price for these holdings was $30.6 million in excess of the carrying value resulting in a gain on sale.

Gain (Loss) on Sale of Subsidiaries
In 1994, LNC sold 71% of its interest in its primary writer of employee life-health benefits. In 1993, LNC recorded a provision for loss on the sale of a life insurance subsidiary. See note 11 to the consolidated financial statements on page 59 for additional information.

Other Revenue
Excluding the impact of the subsidiaries sold in 1994, other revenue increased 16% in 1994. This increase is the result of an increase from the Life Insurance and Annuity segment. Other revenue decreased 10% in 1993 as a result of a decrease in the Property-Casualty segment due to the sale of an agency company that specialized in the sports and entertainment market.

Insurance Benefits and Expenses
Property-casualty benefits decreased by $144.3 million or 10% in 1994 compared to 1993. This decrease is the net result of reduced volumes of insurance being partially offset by an increase in catastrophe and storm losses. Property-casualty benefits decreased by 18% in 1993 compared with 1992. This decrease was the result of reduced volumes of insurance as indicated by the reduction in insurance premiums and a decrease in weather-related claims. Assuming an average catastrophe and storm loss year in 1995, the increase in property-casualty benefits is expected to be lower than any increase in property-casualty premiums.

Excluding the impact of the subsidiary sold in 1994 (see note 11 to the consolidated financial statements on page 59), health benefits increased $65.3 million or 11% in 1994 compared with 1993. This increase was the result of increased volumes of business in the Life-Health Reinsurance segment. Health benefits increased 4% in 1993 compared to 1992. This increase was the result of higher volumes of business and the impact of establishing higher reserve levels for the Life-Health Reinsurance segment disability income business being partially offset by moderating claims in the Employee Life-Health Benefits segment.

Excluding the impact of the life subsidiary sold in 1994 (see note 11 to the consolidated financial statement on page 59), life and annuity benefits and settlement expenses increased $168.7 million or 7% in 1994. This increase was the result of increased volumes of business in the Life Insurance and Annuities segment. Life and Annuity benefits and settlement expenses increased 7% in 1993 as the result of increased volumes in the Life Insurance and Annuities and Life-Health Reinsurance segments. The increase in life and annuity benefits expense in 1995 is expected to parallel the growth in life and annuity premiums.

Expenses
Excluding the impact of the various subsidiaries sold, underwriting, acquisition, insurance and other expenses decreased $35.4 million or 2% in 1994. This decrease was the net result of lower expenses in the Property-Casualty segment and lower volume related expenses in the Life-Health Reinsurance segment being partially offset by increases in the Life Insurance and Annuity segment. In 1993, these expenses increased 9% compared to 1992. This increase was the result of inflation, higher volumes of insurance and higher costs for postretirement benefits. In 1995, LNC's segments will continue to adjust staff levels as appropriate to match business volumes.

Interest expense increased $5.2 million or 12% in 1994 compared to 1993. This increase was the net result of higher average debt outstanding and higher interest rates on debt outstanding being partially offset by the reduction in interest expense which resulted from the calling of the 8% notes (due in 1997) in March 1994. Interest expense decreased $9.5 million or 18% in 1993 compared to 1992 as a result of decreases in the average debt outstanding.
The average debt was lower due to the use of the proceeds of the February 1993 Common Stock offering to pay down debt (see note 10 to the consolidated financial statements on page 58). Interest expense is expected to increase in 1995 due to 1)the assumption of debt in connection with the acquisition of an investment management company (see note 12 to the consolidated financial statements on page 59 and additional MD&A discussion on page 28) and 2)the expectation that average interest rates will be higher in 1994 than in 1995.

Federal Income Taxes
LNC's federal income taxes decreased $146.1 million in 1994 compared to 1993.
This decrease is primarily the result of lower pre-tax earnings in 1994 and the lack of tax expense on the gain on sale of 71% of its direct writer of employee life-health benefit coverages in 1994.  An additional item affecting this comparison is the fact that LNC did not receive a tax benefit from the loss on sale of a life insurance subsidiary in 1993.  The reduction in pre-tax earnings is the result of the absence of earnings from subsidiaries sold (see

note 11 to the consolidated financial statements on page 59) and the realization of losses on the sale of investments during 1994 versus the realization of gains on investments in 1993. The tax benefits from the realized losses result from the carryback of such losses to realized gains recognized in prior years. Federal income taxes increased $107.0 million in 1993 compared to 1992. This increase is primarily the result of increased pre-tax earnings and the lack of any tax benefit on the 1993 loss on sale of a life insurance subsidiary. This increase was partially offset by an increase in tax-exempt investment income. The increase in the prevailing Corporate federal income tax rate from 34% to 35% during 1993 increased 1993 current taxes by approximately $5 million. However, this increase was offset by a one-time increase to LNC's deferred tax recoverable (see note 4 to the consolidated financial statements on page 44).

Summary
Net income for 1994 was $349.9 million compared with $318.9 million in 1993. Excluding realized gain (loss) on investments, gain (loss) on sale of subsidiaries and the cumulative effect of implementing the postretirement accounting change in 1993, all net of taxes, LNC earned $389.8 million for 1994 compared to $343.5 million in 1993. All the business segments contributed to this increase. Net income for 1993 was $318.9 million compared with $359.2 million in 1992. Excluding realized gain on investments, loss on sale of subsidiary and the cumulative effect of the accounting change referred to above, all net of tax, LNC earned $343.5 million for 1993 compared to $240.6 million in 1992. All the business segments except for Life-Health Reinsurance contributed to this increase.

REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Investments
The investment portfolio, excluding cash and invested cash, is comprised of fixed maturity securities; equities; mortgage loans on real estate; real estate, either wholly owned or joint ventures; and other long-term investments. LNC purchases investments which have yield, duration and other characteristics which take into account the liabilities of the products being supported. The total investment portfolio decreased $2.8 billion in 1994. The removal of the investments of the two subsidiaries sold (see note 11 to the consolidated financial statements on page 59) accounted for $2.1 billion of this decrease. The remainder of the decrease is the net result of decreases in the fair value of securities available-for-sale being partially offset by new purchases of investments from cash flow generated by the business units.

LNC maintains a high-quality fixed maturity securities portfolio. As of December 31, 1994, $10.3 billion or 48% of its fixed maturity securities portfolio had ratings of AA or better and only $1.2 billion or 5.8% had ratings below investment grade (BB or less) (see note 3 to the consolidated financial statements on page 42). The below investment grade fixed maturity securities represent only 4.6% LNC's total investment portfolio. The interest rates available on these below investment grade securities are significantly higher than are available on other corporate debt securities. Also, the risk of loss due to default by the borrower is significantly greater with respect to such below investment grade securities because these securities are generally unsecured, often subordinated to other creditors of the issuer and issued by companies that usually have high levels of indebtedness. LNC attempts to minimize the risks associated with these below investment grade securities by limiting the exposure to any one issuer and by closely monitoring the credit worthiness of such issuers. For the year ended December 31, 1994, the aggregate cost of such investments purchased was $678.5 million. Aggregate proceeds from such investments sold were $466.6 million, resulting in a realized pre-tax loss at the time of sale of $2.1 million.

LNC's entire fixed maturity securities portfolio is classified as "available-for-sale" and is carried at fair value. Equity securities available-for-sale are also carried at fair value. Changes in fair values, net of related deferred acquisition costs, amounts required to satisfy policyholder commitments and taxes (to the extent deemed recoverable through capital loss carrybacks), are charged or credited directly to shareholders' equity. Note 3 to the Consolidated Financial Statement (see page 41) shows the gross unrealized gains and losses as of December 31, 1994.

LNC's fixed maturity securities available-for-sale includes mortgage-backed bonds. The mortgage-backed bonds are subject to risks associated with variable prepayments or delayed repayments. This may result in these securities having a different actual cash flow and maturity than planned at the time of purchase. Securities that have an amortized cost greater than par which are backed by mortgages that prepay faster than expected will incur a reduction in yield or a loss. Those securities that have an amortized cost lower than par that prepay faster than expected will generate an increase in yield or a gain. Repayments occurring slower than expected have the opposite impact. The degree to which a security is susceptible to either gains or losses is influenced by the difference between its amortized cost and par, the relative sensitivity of the underlying mortgages backing the assets to prepayment or delayed repayments in a changing interest rate environment and the repayment priority of the securities in the overall securitization structure.

LNC limits the extent of its risk on mortgage-backed securities by generally avoiding securities whose cost significantly exceeds par, by purchasing securities which are backed by stable collateral, and by concentrating on securities with enhanced priority in their trust structure. Such securities with reduced risk typically have a lower yield (but higher liquidity) than higher-risk mortgage-backed securities. At selected times, higher-risk securities may be purchased if they do not compromise the safety of the general portfolio. At December 31, 1994, LNC did not have a significant amount of higher-risk mortgage-backed securities. There are negligible default risks in the mortgage-backed securities portfolio as a whole as the vast majority of the assets are either guaranteed by U.S. government-sponsored entities or are supported in the securitization structure by junior securities enabling the assets to achieve high investment grade status. See note 3 to the consolidated financial statements on page 42 for additional detail about the underlying collateral.

Mortgage loans on real estate represented 10.6% of the total investment portfolio as of December 31, 1994, while real estate owned represented 2.6%. As of December 31, 1994, the underlying properties supporting the mortgage loans on real estate consisted of 24% in commercial office buildings, 28% in retail stores, 19% in apartments, 15% in industrial buildings, 3% in hotels/motels and 11% in other. In addition to the dispersion by type of property, the mortgage loan portfolio is geographically diversified throughout the United States.

Although the deterioration in the commercial mortgage loan market in 1994 slowed versus 1993, LNC continued to add to its provision for mortgage loans on real estate (see note 3 to the consolidated financial statements on page
43). The reserve level and the ratio of reserves to impaired loans both decreased in 1994 as the increase in reserves was more than offset by the removal of amounts associated with two bulk sales of performing and non-performing mortgage loans and real estate properties in 1994.

Investment in Unconsolidated Affiliates
This line was added to the balance sheet following LNC's sale of 71% of the ownership of its primary writer of employee life-health coverages (see note 11 to the consolidated financial statements on page 59).

Cash and Invested Cash
Cash and invested cash increased by $331.9 million in 1994. This increase is primarily the result of the receipts of the proceeds from the sale of subsidiaries (see note 11 to the consolidated financial statements on page
59). These funds are expected to be used for general corporate purposes which may include additional investments in existing businesses or financing of acquisitions.

Assets Held in Separate Accounts
Excluding the December 31, 1993 balance of the subsidiaries that were sold (see note 11 to the consolidated financial statements on page 59), this asset account as well as the corresponding liability account increased by $1.9 billion, reflecting a continued increase in annuity and pension funds under management.

Federal Income Taxes
Federal income taxes recoverable at December 31, 1994 of $396.9 million represents a change of $547.9 million compared to the federal income taxes payable at December 31, 1993. This is primarily the result of recoverable deferred taxes applicable to LNC's available-for-sale securities which were in an unrealized loss position at December 31, 1994 compared to an unrealized gain position at December 31, 1993. Other factors affecting this change relate to deferred taxes from life insurance reserve differences, discounting of unpaid losses, changes in investment reserves and postretirement obligations, and the current taxes recoverable related to the realization of losses on securities during 1994. A significant portion of the deferred tax benefits related to the December 31, 1994, unrealized loss on securities was not recognized due to the establishment of a valuation allowance (see note 4 to the consolidated financial statements on page 44).

Amount Recoverable from Reinsurers
The increase in amounts recoverable from reinsurers was the result of an increased volume of business ceded in the Life Insurance and Annuities segment.

Goodwill
The decrease in goodwill of $82.8 million is primarily the result of the sale of subsidiaries during 1994 (see note 11 to the consolidated financial statements on page 59). Goodwill is expected to increase in 1995 due to the expected acquisition of an investment management company (see note 12 to the consolidated financial statements on page 59).

Total Liabilities
Excluding the December 31, 1993 balances of the subsidiaries that were sold (see note 11 to the consolidated financial statements on page 59) of $1.9 billion, total liabilities increased by $3.9 billion in 1994. This increase reflects 1)an increase in business activity as evidenced by an increase in policy liabilities and accruals of $143.1 million, an increase of $2.2 billion in contractholder funds, an increase of $1.9 billion in the liabilities related to separate accounts and 2)an increase in debt of $14.7 million. These increases are partially offset by a decrease in all other liabilities of $248.1 million.

Policy liabilities at December 31, 1994 and 1993 included liabilities for environmental claims of $201.0 million and $204.0 million, respectively.
These amounts include approximately $81.0 million and $82.0 million of reserve for claims that have been incurred but not reported and approximately $37.0 million and $35.0 million of related claim expenses. Because of the limited coverages that have been written by LNC, these environmental claims represent only 8% of LNC's total property-casualty policy liabilities (4% based on claim counts of direct business) and less than 2% of LNC's total policy liabilities. Paid environmental claims and claim expense totalled approximately $15.0 million in 1994 compared with approximately $12.0 million in 1993.

The percentages and amounts referenced above are at these levels due to LNC's concentration on writing coverages for small to medium size companies rather than the larger companies that tend to incur most of the environmental and product liability claims. LNC's management challenges environmental claims in cases of questionable liability and reviews the level of the environmental liabilities on an on-going basis to help insure that the liability maintained is adequate. Nonetheless, establishing liabilities for environmental claims is subject to significant uncertainties because of the long reporting delays, lack of historical data and the unresolved complex legal and regulatory issues that are involved (see note 7 to the consolidated financial statements on page
50). However, based on available information, it is management's judgement that the appropriate level of liabilities have been recorded and that any unrecorded liability would not be material to LNC's future results of operations, liquidity or financial condition.

The increase in other liabilities relates to an increase in the expected payouts for security investments purchased in the last few days of 1994 versus a lower volume of such transactions late in 1993. Debt is expected to increase in 1995 as a result of the acquisition of an investment management company (see note 12 to the consolidated financial statements on page 59 and additional MD&A discussion on page 28).

Shareholders' Equity
Total shareholders' equity decreased $1.0 billion during the year ended December 31, 1994. Excluding the decrease of $1.2 billion related to unrealized loss on securities available-for-sale, shareholders' equity increased $195.8 million. This increase was the net result of increases due to $349.9 million of net income, $30.0 million from the issuance of Common Stock related to benefit plans, $8.1 million related to an increase in the accumulated foreign exchange gain and decreases of $174.1 million related to the declaration of dividends to stockholders and $18.4 million for the retirement of Common Stock.

Capital adequacy is a primary measure used by insurance regulators to determine the financial stability of an insurance company. In the U.S., risk-based capital guidelines are used by the National Association of Insurance Commissioners to determine the amount of capital that represents minimum acceptable operating amounts related to insurance and investment risks. Regulatory action is triggered when an insurer's statutory-basis capital falls below the formula-produced capital level. At December 31, 1994, statutory-basis capital for each of LNC's life and property-casualty insurance subsidiaries was substantially in excess of regulatory action levels of risk-based capital required by the jurisdiction of domicile except for two property-casualty companies which are involved in servicing closed blocks of business.

FAS 115. Effective December 31, 1993, LNC adopted Financial Accounting Standard 115 ("FAS 115") which results in the inclusion in Shareholders' Equity of the unrealized gain or loss on fixed-income securities, subject to certain adjustments. The December 31, 1994 book value of $29.35 per share included $3.00 of unrealized losses on securities and the December 31, 1993 book value of $39.39 per share included $8.85 of unrealized gains on securities.

Gains or losses, whether realized or unrealized, on securities that support long-term life insurance, pension and annuity contracts are expected to be applied to contract benefits. Net Income and Shareholders' Equity now include, respectively, realized and unrealized gains and losses on securities, part of which will be used in determining contract benefits. Current accounting standards do not require or permit adjustment of policyholder reserves to recognize the full effect of these realized and unrealized gains and losses on future benefit payments in the absence of a contractual obligation requiring their attribution to policyholders.

We believe that an appropriate adjustment of these future benefits would change policy reserves and increase Shareholders' Equity by $166.6 million or $1.61 per share at December 31, 1994 compared with a decrease of $665.3 million or $6.45 per share at December 31, 1993. Shareholders' Equity calculated on this adjusted basis would be $30.96 and $32.94 per share at December 31, 1994 and December 31, 1993, respectively. These adjustments reflect the reversal of interest related fixed income unrealized losses and the deferral and amortization of such unrealized losses from portfolios supporting life insurance, pension and annuity products.

Derivatives
As indicated in note 7 to the consolidated financial statements (see page 53), LNC has entered into derivative transactions to reduce its exposure to interest rate fluctuations, the widening of bond yield spreads over comparable maturity U.S. Government obligations and foreign exchange risk. LNC has three significant programs in place primarily within its Life Insurance and Annuity segment and a fourth program in Other Operations as follows:

1)LNC uses interest rate cap agreements to hedge against the negative impact of a significant and sustained rise in interest rates. Interest rate caps are contracts that require counterparties to pay LNC at specified future dates the amount, if any, by which a specified market interest rate exceeds the cap rate stated in the agreements, applied to a notional amount. As of December 31, 1994, LNC had agreements with notional amounts of $4.4 billion with cap rates ranging from 42 to 258 basis points above prevailing interest rates. These agreements expire in 1997 - 2003. The cap rates in some contracts increase over time.

2)LNC uses spread-lock agreements to hedge a portion of the value of its fixed maturity securities against the risk of widening in the spreads between their yields and the yields of comparable maturity U.S. Government obligations. The actual risk being hedged is the potential widening of bond spreads that would be caused by widening swap spreads. Under each of these agreements, LNC assumes the right and the obligation to enter into an interest rate swap at a future date in which LNC would pay a fixed rate equal to a contractually specified spread over the yield of a specified U.S. Treasury security and receive a floating rate. As of December 31, 1994, LNC had spread-lock agreements with an aggregate notional amount of $1.3 billion with one to ten months remaining in the exercise periods.

3)LNC uses exchange-traded financial futures contracts and options on financial futures to hedge against interest rate risks and to manage duration of a portion of its fixed maturity securities. The short positions in financial futures contracts obligate LNC to sell a financial instrument at a specified future date for a specified price and may be settled in cash or through delivery of the financial instrument. Cash settlements on the change in market values of financial futures contracts are made daily. Put options on a financial futures contract give LNC the right, but not the obligation, to assume a short position in the futures contract at a specific price during a specific time period. As of December 31, 1994, LNC has financial futures contracts with aggregate notional amounts of $354.3 million.

4)LNC uses foreign exchange forward contracts to hedge against foreign exchange risk related to LNC's investment in its foreign subsidiary, Lincoln National (U.K.). The foreign exchange forward contracts obligate LNC to deliver a specified amount of currency at a future date at a specified exchange rate. As of December 31, 1994, LNC had a short position in foreign exchange forward contracts with a notional amount of $138.3 million.

The first three programs discussed above are designed to help LNC achieve more stable margins while providing competitive crediting rates to policyholders during periods when interest rates are rising or corporate bond spreads are widening. Failure to maintain competitive crediting rates could result in policyholders withdrawing their funds for placement in more competitive products.

LNC is depending on the ability of derivative product dealers and their guarantors to honor their obligations to pay the contract amounts under interest rate cap agreements and other over-the-counter derivative products such as spread-lock agreements and foreign currency exchange contracts. In order to minimize the risk of default losses, LNC diversifies its exposures among several dealers and limits the amount of exposure in accordance with the credit rating of each dealer or its guarantor. At December 31, 1994, the dealers providing interest rate caps or their guarantors were rated single A or better by Standard & Poors and Moody's and 80% of the notional amount of caps were from dealers which, giving effect to guarantees, were rated AA or better by those agencies.

In addition to continuing existing programs, LNC may use derivative products in other strategies to limit risk and enhance returns, particularly in the management of investment spread businesses. LNC has established policies, guidelines and internal control procedures for the use of derivatives as tools to enhance management of the overall portfolio of risks assumed in LNC's operations.

See note 7 to the consolidated financial statements (see pages 53 and 54) for a discussion of the effects of changes in interest rates and spreads on its hedge programs using interest rate cap agreements, spread-lock agreements, financial futures contracts and options on financial futures, and of changes in foreign currency exchange rates on its hedge program using foreign exchange forward contracts.

LIQUIDITY AND CASH FLOW
Liquidity refers to the ability of an enterprise to generate adequate amounts of cash from its normal operations to meet cash requirements with a prudent margin of safety. Because of the interval of time from receipt of a deposit or premium until payment of benefits or claims, LNC and other insurers employ investment portfolios as an integral element of operations. By segmenting its investment portfolios along product lines, LNC enhances the focus and discipline it can apply to managing the liquidity as well as the interest rate and credit risk of each portfolio commensurate with the profile of the liabilities. For example, portfolios backing products with less certain cash flows and/or withdrawal provisions are kept more liquid than portfolios backing products with more predictable cash flows.

The Consolidated Statements of Cash Flows on page 36 indicate that operating activities provided cash of $1.2 billion, $1.0 billion and $870 million in 1994, 1993 and 1992, respectively. This statement also classifies the other sources and uses of cash by investing activities and financing activities and discloses the amount of cash available at the end of the year to meet LNC's obligations.

Although LNC generates adequate cash flow to meet the needs of its normal operations, periodically LNC may issue debt or equity securities to fund internal expansion, acquisitions, investment opportunities and the retirement of LNC's debt and equity. In 1994, LNC filed a shelf registration for $500 million with the Securities Exchange Commission that would allow LNC to issue debt or equity securities. In 1994, LNC issued $200 million of debt pursuant to this shelf and as of December 31, 1994 has remaining authority to issue up to $300 million of debt, Preferred Stock, Common Stock or any combination thereof. Also, cash funds are available from LNC's revolving credit agreement which provides for borrowing up to $500 million (see note 5 to the consolidated financial statements on page 47).

Transactions such as those described in the preceding paragraph that occurred recently included a public stock offering in 1993 which netted $316.1 million after expenses (see note 10 to the consolidated financial statements on page
58). The proceeds from this offering were used to paydown short-term debt pending application for general corporate purposes. In another transaction in March 1994, LNC redeemed its $100 million of 8% notes payable due in 1997. This redemption was funded with additional short-term debt. Also, as noted in the previous paragraph, LNC issued $200 million of 9 1/8% debt securities with and effective date of October 1, 1994 and payable in 2024. Proceeds from this issue were used to reduce short-term debt with a weighted average interest rate of 4.82%. Finally, in November 1994, LNC purchased and retired 500,000 shares of Common Stock at a cost of $18.4 million.

The assumption of debt in connection with the expected acquisition of an investment management company (see note 12 to the consolidated financial statements on page 59) will add approximately $180 million to LNC's total long-term debt in 1995. The remainder of the purchase price is expected to be available at the holding company level as the result of dividends from existing subsidiaries and/or the sale of holding company assets to the subsidiaries for cash.

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




Holding Company Cash Flow

Year Ended December 31               (in millions)     1994     1993     1992


Dividends from subsidiaries:
  American States Insurance ----------------------  $ 215.0  $  60.0 $   64.0
  Lincoln National Life --------------------------    125.0     12.0       --
  Other ------------------------------------------      4.5      4.0     12.3
Net investment income ----------------------------      1.2      4.3      8.0
Operating expenses -------------------------------    (33.7)   (19.5)   (34.9)
Interest -----------------------------------------    (44.3)   (39.0)   (43.2)
Net sales (purchases) of investments -------------    (22.1)    31.6     86.5
Increase (decrease) in cash collateral on
 loaned securities -------------------------------     14.3      9.5    (31.7)
Sale of subsidiaries -----------------------------       --       --    145.3
Pre-closing dividend from subsidiaries sold ------       --       --     40.9
Additional investment in existing subsidiaries ---     (2.7)  (105.8)  (103.1)
Investment in unconsolidated affiliate -----------   (103.5)     --       --
Net increase (decrease) in debt ------------------     15.9   (207.2)   (59.1)
Decrease (increase) in receivables from
 subsidiaries ------------------------------------     (3.9)   (14.2)    40.7
Increase (decrease) in loans from subsidiaries ---    271.8   (127.6)   113.4
Decrease (increase) in loans to subsidiaries -----    (20.5)    34.7     50.1
Federal income taxes received (paid) -------------     65.6   (270.0)  (171.1)
Net tax receipts from (payments to) subsidiaries -    (61.1)   319.8    204.9
Dividends paid to shareholders -------------------   (172.2)  (156.2)  (139.2)
Public offering of Common Stock ------------------       --    316.1       --
Retirement of Common Stock -----------------------    (18.4)      --       --
Other --------------------------------------------     20.5     (2.8)   (24.2)

Cash and invested cash - December 31 ------------- $  523.1  $ 271.7 $  422.0
Other investments - December 31 ------------------     28.7     43.9     58.4
Debt - December 31 -------------------------------  1,227.5    939.8  1,274.6




The table above shows the cash flow activity for the holding company from 1992 through 1994. The line, "net tax receipts from (payments to) subsidiaries", recognizes that the holding company receives tax payments from subsidiaries, pays the consolidated tax liability and reimburses subsidiaries for the tax effect of any taxable operating and capital losses.

As of December 31, 1994, $1.0 billion of consolidated shareholders' equity represents net assets of the consolidated insurance subsidiaries that is limited as to transfer in the form of dividends, loans or advances to the holding company (see note 7 to the consolidated financial statements on page
50). However, this restriction poses no short-term liquidity concerns for the holding company. The financial strength and stability of the subsidiaries permit ready access to short-term or long-term credit sources for the holding company.

Effect of Inflation
As indicated earlier in this review of consolidated operations, inflation affects LNC's revenues and expenses. LNC's insurance affiliates, as well as other companies in the insurance industry, attempt to minimize the effect of inflation by anticipating inflationary trends in the pricing of their products. Inflation, except for changes in interest rates, does not have a significant effect on LNC's balance sheet due to the minimal amount of dollars invested in property, plant and equipment and the absence of inventories.


Item 8.  Financial Statements and Supplementary Data

Operating Results by Quarter


       (in millions, except per share)    1st Qtr  2nd Qtr  3rd Qtr   4th Qtr

1994 Data


Premiums and other considerations ---    $1,422.8 $1,118.4 $1,125.8 $1,388.1
Net investment income ---------------       501.8    487.6    510.0    511.9
Realized gain (loss) on investments -        38.1    (66.3)   (74.2)   (28.4)
Gain on sale of subsidiary ----------        44.1      4.7      --       --
Net income --------------------------       151.0     46.8     58.4     93.7

Net income per share ----------------       $1.46     $.45    $ .56    $ .90

1993 Data

Premiums and other considerations ---    $1,417.8 $1,332.4 $1,644.0 $1,579.1
Net investment income ---------------       511.8    523.6    521.6    589.5
Realized gain on investments --------         9.4     45.9    161.8     51.3
Loss on sale of subsidiary ----------          --       --       --    (98.5)
Income before cumulative effect
 of accounting change ---------------        69.0    127.2    187.5     31.6
Net income (loss) -------------------       (27.4)   127.2    187.5     31.6

Income before cumulative effect of
 accounting change per share --------       $.69    $1.23     $1.82    $.31
Net income (loss) per share ---------       (.28)    1.23      1.82     .31



Operating results in the first quarter of 1993 were affected by the adoption of FAS 106 and FAS 114 (see note 2 to the consolidated financial statements on pages 39 and 40) and in the fourth quarter of 1993 by a provision for the loss on sale of a life insurance subsidiary which was completed in February 1994 (see note 11 to the consolidated financial statements on page 59). Income before cumulative effect of accounting change and net income for the fourth quarter of 1993 include two changes in estimates which essentially offset each other (see note 2 to the consolidated financial statements on page 40).



Consolidated Financial Statements

The consolidated financial statements of Lincoln National Corporation and Subsidiaries follow on pages 31 through 59.




                       LINCOLN NATIONAL CORPORATION
                       CONSOLIDATED BALANCE SHEETS

December 31                       (000'S omitted)        1994           1993

ASSETS

Investments:

  Securities available-for-sale, at fair value:

    Fixed maturity
    (cost: 1994-$22,194,079; 1993-$22,219,285) -  $21,644,154    $23,964,335

    Equity
    (cost: 1994-$948,135; 1993-$896,477) -------    1,038,617      1,080,301

  Mortgage loans on real estate ----------------    2,853,083      3,300,951

  Real estate ----------------------------------      706,854        633,103

  Policy loans ---------------------------------      553,272        595,085

  Other investments ----------------------------      175,121        158,170

      Total Investments ------------------------   26,971,101     29,731,945

Investment in unconsolidated affiliates --------       97,054            --

Cash and invested cash -------------------------    1,041,583        709,664

Property and equipment -------------------------      185,471        233,467

Deferred acquisition costs ---------------------    2,444,215      2,011,131

Premiums and fees receivable -------------------      564,779        601,883

Accrued investment income ----------------------      429,059        413,144

Assets held in separate accounts ---------------   14,301,684     12,430,577

Federal income taxes ---------------------------      396,888           --

Amounts recoverable from reinsurers ------------    2,207,727      1,460,038

Goodwill ---------------------------------------      145,744        228,530

Other assets -----------------------------------      544,755        559,982

      Total Assets -----------------------------  $49,330,060    $48,380,361


See notes to consolidated financial statements on pages 37 - 59.



                       LINCOLN NATIONAL CORPORATION
                        CONSOLIDATED BALANCE SHEETS
                                -CONTINUED-


December 31                        (000's omitted)       1994           1993

LIABILITIES AND SHAREHOLDERS' EQUITY


Liabilities:

  Policy liabilities and accruals:

    Future policy benefits, claims
     and claim expenses ------------------------- $11,216,312    $12,652,036

    Unearned premiums ---------------------------     806,987        858,805

      Total Policy Liabilities and Accruals -----  12,023,299     13,510,841

  Contractholder funds --------------------------  17,025,623     14,872,141

  Liabilities related to separate accounts ------  14,301,684     12,430,577

  Federal income taxes --------------------------         --         150,951

  Short-term debt -------------------------------     275,310        351,418

  Long-term debt --------------------------------     419,607        335,097

  Other liabilities -----------------------------   2,242,477      2,657,015

      Total Liabilities -------------------------  46,288,000     44,308,040


Shareholders' Equity:

  Series A Preferred Stock
   (1994 liquidation value - $3,457) ------------       1,420          1,553

  Series E Preferred Stock
   (1994 liquidation value - $151,569) ----------     151,206        151,206

  Series F Preferred Stock
   (1994 liquidation value - $158,707) ----------     158,707        158,707

  Common Stock ----------------------------------     555,382        543,659

  Earned surplus --------------------------------   2,479,532      2,303,731

  Foreign currency translation adjustment -------       6,890         (1,214)

  Net unrealized gain (loss) on
   securities available-for-sale ----------------    (311,077)       914,679

      Total Shareholders' Equity ----------------   3,042,060      4,072,321


      Total Liabilities and
       and Shareholders' Equity ----------------- $49,330,060    $48,380,361



See notes to consolidated financial statements on pages 37 - 59.



                       LINCOLN NATIONAL CORPORATION
                     CONSOLIDATED STATEMENTS OF INCOME


Year Ended December 31   (000's omitted)       1994         1993        1992


Revenue:

  Insurance premiums ------------------  $4,444,148   $5,356,797  $5,298,892

  Insurance fees ----------------------     449,643      470,395     409,474

  Net investment income ---------------   2,011,351    2,146,519   1,987,296

  Equity in earnings of
   unconsolidated affiliates ----------      14,652         --          --

  Realized gain (loss) on investments -    (130,820)     268,422     176,948

  Gain (loss) on sale of subsidiaries -      48,842      (98,500)       --

  Other -------------------------------     146,534      146,124     161,493

    Total Revenue ---------------------   6,984,350    8,289,757   8,034,103

Benefits and Expenses:

  Benefits and settlement expenses ----   4,849,243    5,628,279   5,700,443

  Underwriting, acquisition,
   insurance and other expenses -------   1,709,306    2,029,348   1,855,167

  Interest expense --------------------      49,520       44,301      53,794

    Total Benefits and Expenses -------   6,608,069    7,701,928   7,609,404

    Income Before Federal Income
     Taxes and Cumulative Effect
     of Accounting Change -------------     376,281      587,829     424,699

Federal income taxes ------------------      26,383      172,546      65,528

    Income Before Cumulative Effect
     of Accounting Change -------------     349,898      415,283     359,171

Cumulative effect of accounting
 change (postretirement benefits) -----         --       (96,431)        --

    Net Income ------------------------  $  349,898   $  318,852  $  359,171



Earnings Per Share:

Income before cumulative
 effect of accounting change ----------       $3.37        $4.06       $3.86

Cumulative effect of accounting
 change (postretirement benefits) -----         --          (.94)        --

    Net Income ------------------------       $3.37        $3.12       $3.86



See notes to consolidated financial statements on pages 37 - 59.




                       LINCOLN NATIONAL CORPORATION
              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


Year Ended December 31       (000's omitted)      1994        1993       1992


Preferred Stock:
 Series A Preferred Stock:
   Balance at beginning of year -----------   $  1,553   $  1,896    $  2,208
   Conversion into Common Stock -----------       (133)      (343)       (312)
     Balance at End of Year ---------------      1,420      1,553       1,896

 Series E Preferred Stock:
     Balance at Beginning
      and End of Year ---------------------    151,206    151,206     151,206

 Series F Preferred Stock:
     Balance at Beginning
      and End of Year ---------------------    158,707    158,707     158,707

Common Stock:
  Balance at beginning of year ------------    543,659    200,986     179,656
  Conversion of Series A Preferred Stock --        133        343         312
  Public offering of Common Stock ---------        --     316,100         --
  Issued for benefit plans ----------------     30,616     26,930      22,095
  Shares forfeited under benefit plans ----       (631)      (700)     (1,077)
  Retirement of Common Stock --------------    (18,395)       --          --
     Balance at End of Year ---------------    555,382    543,659     200,986

Earned Surplus:
  Balance at beginning of year ------------  2,303,731  2,147,691   1,929,263
  Net income ------------------------------    349,898    318,852     359,171
  Dividends declared:
    Series A Preferred Stock --------------       (134)      (146)       (181)
    Series E Preferred Stock --------------     (8,336)    (8,336)     (8,336)
    Series F Preferred Stock --------------     (8,729)    (8,729)     (8,729)
    Common Stock --------------------------   (156,898)  (145,601)   (123,497)
     Balance at End of Year ---------------  2,479,532  2,303,731   2,147,691

Foreign Currency Translation Adjustment:
  Accumulated adjustment at
   beginning of year ----------------------     (1,214)     3,643      24,710
  Change during the year ------------------      8,104     (4,857)    (21,067)
     Balance at End of Year ---------------      6,890     (1,214)      3,643

Net Unrealized Gain (Loss) on Securities
 Available-for-sale:
   Balance at beginning of year -----------    914,679    162,742     210,082
   Cumulative effect of accounting change -        --     768,419         --
   Other change during the year ----------  (1,225,756)   (16,482)    (47,340)
     Balance at End of Year ---------------   (311,077)   914,679     162,742

     Total Shareholders' Equity
      at End of Year ---------------------- $3,042,060 $4,072,321  $2,826,871


See notes to consolidated financial statements on pages 37 - 59.


                       LINCOLN NATIONAL CORPORATION
        CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY - continued


Year Ended December 31   (Number of Shares)      1994        1993        1992

Preferred Stock:
(10,000,000 shares authorized)

  Series A Preferred Stock:
    Balance at beginning of year --------      47,289      57,716      67,208
    Conversion into Common Stock --------      (4,071)    (10,427)     (9,492)
      Balance Issued and Outstanding
       at End of Year -------------------      43,218      47,289      57,716

  Series E Preferred Stock:
      Balance Issued and Outstanding
       at Beginning and End of Year -----   2,201,443   2,201,443   2,201,443

  Series F Preferred Stock:
      Balance Issued and Outstanding
       at Beginning and End of Year -----   2,216,454   2,216,454   2,216,454

Common Stock:
(Shares authorized: 1994 - 800,000,000;
 1993 and 1992 - 400,000,000)

  Balance at beginning of year ----------  94,183,190  84,142,458  83,174,370
  Conversion of Series A Preferred Stock-      32,568      83,416      75,936
  Public offering of Common Stock -------         --    9,200,000         --
  Issued for benefit plans --------------     778,587     786,192     896,350
  Shares forfeited under benefit plans --     (16,403)    (28,876)     (4,198)
  Retirement of Common Stock ------------    (500,000)       --          --
    Balance Issued and Outstanding
     at End of Year ---------------------  94,477,942  94,183,190  84,142,458


Common Stock (assuming conversion of
 Series A, E and F Preferred Stock):

   End of Year -------------------------- 103,659,480 103,397,296   93,439,980

   Average for the Year ----------------- 103,863,196 102,307,356   92,977,312


Dividends Per Share:

  Series A Preferred Stock --------------       $3.00       $3.00        $3.00
  Series E Preferred Stock --------------        3.79        3.79         3.79
  Series F Preferred Stock --------------        3.94        3.94         3.94
  Common Stock --------------------------        1.66        1.55        1.475


See notes to consolidated financial statements on pages 37 - 59.


                       LINCOLN NATIONAL CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS


Year Ended December 31    (000's omitted)        1994        1993        1992


Cash Flows from Operating Activities:
Net income ------------------------------  $  349,898  $  318,852  $  359,171
Adjustments to reconcile net income to net
 cash provided by operating activities:
   Deferred acquisition costs -----------    (154,419)   (203,661)   (146,010)
   Premiums and fees receivable ---------      11,223     189,699     134,033
   Accrued investment income ------------     (44,671)     23,141      (5,734)
   Policy liabilities and accruals ------    (155,813)    361,397     256,237
   Contractholder funds -----------------   1,774,688   1,177,229     636,088
   Amounts recoverable from reinsurers---    (776,408)   (710,038)        --
   Federal income taxes -----------------     (59,611)    (96,469)   (128,074)
   Equity in undistributed earnings of
    unconsolidated affiliates -----------      12,408         --          --
   Provisions for depreciation ----------      58,689      58,893      60,142
   Realized (gain) loss on investments --     212,201    (292,153)   (176,948)
   (Gain) loss on sale of subsidiaries --     (48,842)     98,500         --
   Cumulative effect of accounting
    change ------------------------------         --       96,431         --
   Other --------------------------------       6,667      (8,725)   (118,406)
     Net Adjustments --------------------     836,112     694,244     511,328
     Net Cash Provided by
      Operating Activities --------------   1,186,010   1,013,096     870,499

Cash Flows from Investing Activities:
Securities available-for-sale:
  Purchases ----------------------------- (13,383,236) (9,158,159) (8,553,010)
  Sales ---------------------------------  10,352,938   8,834,823   8,472,278
  Maturities ----------------------------   1,106,687      45,937      17,645
Fixed maturity securities held for investment:
  Purchases -----------------------------         --   (6,626,937) (7,773,996)
  Sales ---------------------------------         --    3,205,203   4,245,048
  Maturities ----------------------------         --    1,858,044   1,446,902
Purchase of other investments -----------  (1,694,970) (1,362,579) (1,181,106)
Sale or maturity of other investments ---   1,755,113     733,585     916,652
Sale of subsidiaries --------------------     417,367         --      145,270
Increase (decrease) in cash collateral on
 loaned securities ----------------------    (149,597)     30,906     275,614
Other -----------------------------------      72,166     145,343    (159,964)
  Net Cash Used in Investing Activities--  (1,523,532) (2,293,834) (2,148,667)

Cash Flows from Financing Activities:
Principal payments on long-term debt ----    (109,552)     (2,805)    (32,855)
Issuance of long-term debt --------------     199,382      14,819     204,042
Net decrease in short-term debt ---------     (75,155)   (181,989)   (243,899)
Universal life and investment
 contract deposits ----------------------   2,429,113   2,467,540   3,162,277
Universal life and investment
 contract withdrawals -------------------  (1,613,780) (1,509,108) (1,218,461)
Public offering of Common Stock ---------         --      316,100         --
Common Stock issued for benefit plans ---      29,985      26,230      21,018
Retirement of Common Stock --------------     (18,395)       --          --
Dividends paid to shareholders ----------    (172,157)   (156,235)   (139,151)
  Net Cash Provided by Financing
   Activities ---------------------------     669,441     974,552   1,752,971

  Net Increase (Decrease) in Cash -------     331,919    (306,186)    474,803

Cash at Beginning of Year ---------------     709,664   1,015,850     541,047


  Cash at End of Year -------------------  $1,041,583  $  709,664  $1,015,850

See notes to consolidated financial statements on pages 37 - 59.


LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

Basis of Presentation. The accompanying consolidated financial statements include Lincoln National Corporation ("LNC") and its majority-owned subsidiaries. Less than majority-owned entities in which LNC has at least a 20% interest are reported on the equity basis. These consolidated financial statements have been prepared in conformity with generally accepted accounting principles.

Investments. Recognizing LNC's need for the ability to respond to changes in market conditions and tax position, LNC has classified its fixed maturity and equity securities (common and non-redeemable preferred stocks) as available-for-sale and, accordingly, such securities are carried at fair value. The cost of fixed maturity securities is adjusted for amortization of premiums and discounts. The cost of fixed maturity and equity securities is adjusted for declines in value that are other than temporary.

For the mortgage-backed securities portion of the fixed maturity securities portfolio, LNC recognizes income using a constant effective yield based on anticipated prepayments and the estimated economic life of the securities. When actual prepayments differ significantly from anticipated prepayments, the effective yield is recalculated to reflect actual payments to date and anticipated future payments. The net investment in the securities is adjusted to the amount that would have existed had the new effective yield been applied since the acquisition of the securities. This adjustment is reflected in net investment income.

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

Investment real estate is carried at cost less allowances for depreciation. Such real estate is carried net of reserves for declines in value that are other than temporary. Real estate acquired through foreclosure proceedings is recorded at fair value at the date of acquisition which establishes a new cost basis. If a subsequent valuation of a foreclosed property indicates the fair value less estimated costs to sell is lower than the value at acquisition, the carrying value is adjusted to the lower amount.

Cash and invested cash are carried at cost and include all highly liquid debt instruments purchased with a maturity of three months or less.

Realized gain (loss) on investments are recognized in net income, net of related amortization of deferred acquisition costs, using the specific identification method. Changes in the fair values of securities carried at fair value are reflected directly in shareholders' equity after deductions for related adjustments for deferred acquisition costs and amounts required to satisfy policyholder commitments that would have been recorded if these securities would have been sold at their fair value, and after deferred taxes or credits to the extent deemed recoverable.

Derivatives. LNC hedges certain portions of its exposure to fluctuations in interest and foreign exchange risks by entering into derivative transactions. The premium paid for interest rate caps is deferred and amortized on a straight-line basis over the term of the interest rate caps against investment income. Any settlement received in accordance with the terms of the interest rate caps is recorded as investment income. Spread-lock agreements, interest rate swaps, mortgage-backed securities total return swaps, financial futures contracts, options on financial futures, and United Kingdom forward swaps, which hedge fixed maturity securities available-for-sale, are carried at fair value with the change in fair value reflected directly in shareholders' equity. Realized gain (loss) from the settlement of such derivatives are deferred and amortized over the life of the hedged assets as an adjustment to the yield. Foreign exchange forward contracts, which hedge LNC's investment in its foreign subsidiary, Lincoln National (UK), are carried at fair value with the change in fair value and realized gain (loss) on such contracts reflected directly in the foreign currency translation adjustment component of stockholders' equity.

Premiums and Fees. Property-casualty and group health premiums are prorated over the contract term of the policies. Revenue for universal life and other interest-sensitive life insurance policies consist of policy charges for the cost of insurance, policy initiation and administration, and surrender charges that have been assessed. Traditional individual life-health and annuity premiums are recognized as revenue over the premium-paying period of the policies.

Assets Held in Separate Accounts/Liabilities Related to Separate Accounts. These assets and liabilities represent segregated funds administered and invested by LNC's insurance subsidiaries for the exclusive benefit of pension and variable life and annuity contractholders. LNC receives fees for services performed for these separate accounts. These fees are included in LNC's consolidated statement of income.

Deferred Acquisition Costs. Commissions and other costs of acquiring property-casualty insurance, group health insurance, universal and variable universal life insurance, and traditional life insurance and annuities, which vary with and are primarily related to the production of new business, have been deferred to the extent recoverable. Deferred acquisition costs for property-casualty policies are amortized over the contract term of the policies; property-casualty acquisition costs that are not recoverable from future premiums and related investment income are expensed. Acquisition costs for universal and variable universal life insurance policies are being amortized over the lives of the policies in relation to the incidence of estimated gross profits from surrender charges and investment, mortality, and expense margins, and actual realized gain (loss) on investments. That amortization is adjusted retrospectively when estimates of current or future gross profits to be realized from a group of products are revised. The traditional life-health and annuity acquisition costs are being amortized over the premium-paying period of the related policies using assumptions consistent with those used in computing policy reserves.

Expenses. Expenses for universal and variable universal life insurance policies include interest credited to policy account balances and benefit claims incurred during the period in excess of policy account balances. Interest crediting rates associated with funds invested in the insurance company's general account during 1992 through 1994 ranged from 6.1% to 8.7%.

Intangible Assets. The present value of acquired insurance in-force, which is classified with other assets on the balance sheet, is amortized over the premium recognition period of the policies acquired. The costs of acquired subsidiaries in excess of the fair value of net assets (goodwill) are amortized using the straight-line method over periods that correspond with the benefits expected to be derived from the acquisitions (generally over 20-25 years). The carrying value of intangible assets is reviewed regularly for indicators of impairment in value.

Policy Liabilities and Accruals. The liability for unpaid property-casualty claims is based on estimates of payments to be made for individual claims reported and unreported claims, reduced by estimated recoveries from salvage and subrogation. These estimates are continually reviewed and, as experience develops and new information becomes known, the liability is adjusted as necessary; such adjustments are included in current operations. The liabilities for future policy benefits and expenses for universal and variable universal life insurance policies consist of policy account balances that accrue to the benefit of the policyholders, excluding surrender charges. The liabilities for future policy benefits and expenses for traditional life-health policies and annuities are computed using a net level premium method and assumptions for investment yields, mortality, morbidity, and withdrawals based principally on company experience projected at the time of policy issue, with provision for possible adverse deviations. Interest assumptions for traditional direct individual life reserves for all policies range from 2.3% to 11.7% graded to 5.7% after 30 years depending on time of policy issue. Interest rate assumptions for reinsurance reserves range from 5.0% to 11.0% graded to 8.0% after 20 years.

Reinsurance. LNC's insurance companies enter into reinsurance agreements with other companies in the normal course of their business. LNC's insurance subsidiaries may assume reinsurance from unaffiliated companies and/or cede reinsurance to such companies. Assets and liabilities from reinsurance agreements written on a funds withheld basis have been netted on the balance sheet since there is a right of offset. Assets and liabilities from other reinsurance agreements are reported on a gross basis. Reinsurance agreements are reported gross in the accompanying income statement, except that initial reserves are netted against premiums when an in-force block of business is reinsured.

Depreciation. Provisions for depreciation of investment real estate and property and equipment owned for company use are computed principally on the straight-line method over the estimated useful lives of the assets.

Postretirement Medical and Life Insurance Benefits. Effective January 1, 1993, LNC changed its method of accounting for its postretirement medical and life insurance benefits to the full accrual method (see note 2 below). Prior to January 1, 1993, LNC accounted for such benefits on a pay-as-you-go method.

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

2.  Changes in Accounting Principles and Changes in Estimates

Postretirement Benefits Other than Pensions. Effective January 1, 1993, LNC changed its method of accounting for postretirement medical and life insurance benefits for its eligible employees and agents from a pay-as-you-go method to a full accrual method in accordance with Financial Accounting Standard No. 106 entitled "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("FAS 106"). This full accrual method recognizes the estimated obligation for retired employees and agents and active employees and agents who are expected to retire in the future. The effect of the change for 1993 was to increase net periodic postretirement benefit cost by $9,200,000 and decrease income before cumulative effect of accounting change by $6,000,000 ($.06 per share). The implementation of FAS 106 resulted in a one-time charge to first quarter 1993 net income of $96,400,000 ($146,100,000 pre-tax) or $.94 per share for the cumulative effect of the accounting change. Prior year data has not been restated for the accounting change. See note 6 on page 49 for additional disclosures regarding postretirement benefits other than pensions.

Accounting by Creditors for Impairment of a Loan. Financial Accounting Standard No. 114 entitled "Accounting by Creditors for Impairment of a Loan" (FAS 114") issued in May 1993, was adopted by LNC effective January 1, 1993. FAS 114 requires that if an impaired mortgage loan's fair value as described in note 3 on page 42 is less than the recorded investment in the loan, the difference is recorded in the mortgage loan allowance for losses account. The adoption of FAS 114 resulted in additions to the mortgage loan allowance for losses account and reduced first quarter 1993 income before cumulative effect of accounting change and net income by $42,300,000 or $.41 per share ($64,100,000 pre-tax). See note 3 on page 43 for further mortgage loan disclosures. Most of the effect of this change in accounting was within the Life Insurance and Annuities segment.

Accounting for Certain Investments in Debt and Equity Securities. Financial Accounting Standard No. 115 entitled "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115") issued in May 1993, was adopted by LNC as of December 31, 1993. In accordance with the new rules, the prior year financial statements have not been restated to reflect the change in accounting principle. Under FAS 115, securities can be classified as available-for-sale, trading or held-to-maturity according to the holders intent. LNC classified its entire fixed maturity securities portfolio as "available-for-sale." Securities classified as available-for-sale are carried at fair value and unrealized gains and losses on such securities are carried as a separate component of shareholders' equity. The ending balance of shareholders' equity was increased by $768,400,000 (net of $384,600,000 of related adjustments to deferred acquisition costs, $62,900,000 of policyholder commitments and $412,400,000 in deferred income taxes, all of which would have been recognized if those securities would have been sold at their fair value, net of amounts applicable to Security-Connecticut Corporation) to reflect the net unrealized gain on fixed maturity securities classified as available-for-sale previously carried at amortized cost. Prior to the adoption of FAS 115, LNC carried a portion of its fixed maturity securities at fair value with unrealized gains and losses carried as a separate component of stockholders' equity. The remainder of such securities were carried at amortized cost.

Change in Estimate for Net Investment Income Related to Mortgage-backed Securities. At December 31, 1993, LNC had $6,062,000,000 invested in mortgage-backed securities. As indicated in note 1 on page 37, LNC recognizes income on these securities using a constant effective yield based on anticipated prepayments. With the implementation of new investment software in December 1993, LNC was able to significantly refine its estimate of the effective yield on such securities to better reflect actual prepayments and estimates of future prepayments. This resulted in an increase in the amortization of purchase discount on these securities of $58,600,000 and, after related amortization of deferred acquisition costs ($18,500,000) and income taxes ($14,100,000), increased 1993's income before cumulative effect of accounting change and net income by $26,000,000 or $0.25 per share. Most of the effect of this change in estimate was within the Life Insurance and Annuities business segment.

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

3.  Investments



The major categories of net investment income are as follows:

Year Ended December 31             (in millions)     1994     1993     1992


Fixed maturity securities ---------------------  $1,614.9 $1,757.6 $1,608.6
Equity securities -----------------------------      29.9     28.9     25.6
Mortgage loans on real estate -----------------     277.2    297.2    296.6
Real estate -----------------------------------     104.4     82.3     54.1
Policy loans ----------------------------------      34.0     37.3     35.2
Invested cash ---------------------------------      55.8     39.6     31.1
Other investments -----------------------------      54.5     33.4     60.0
  Investment revenue --------------------------   2,170.7  2,276.3  2,111.2
Investment expense ----------------------------     159.4    129.8    123.9
  Net investment income -----------------------  $2,011.3 $2,146.5 $1,987.3

The realized gain (loss) on investments is as follows:

Year Ended December 31             (in millions)     1994     1993     1992

Fixed maturity securities available-for-sale:
Gross gain ------------------------------------   $  87.8   $142.3   $111.2
Gross loss ------------------------------------    (331.2)   (13.3)   (45.4)
Equity securities available-for-sale:
Gross gain ------------------------------------      92.6    225.8    136.2
Gross loss ------------------------------------     (80.8)   (69.1)   (52.7)
Fixed maturity securities held for investment:
Gross gain ------------------------------------       --     248.9    210.7
Gross loss ------------------------------------       --     (75.8)   (37.5)
Other investments------------------------------      19.6   (166.7)  (145.6)
Related restoration (amortization) of
 deferred acquisition costs -------------------      81.2    (23.7)     --
   Total --------------------------------------   $(130.8)  $268.4   $176.9

                              41


Provisions for write-downs and provisions for losses, which are included in the realized gain (loss) on investments shown above, are as follows:

Year Ended December 31             (in millions)      1994    1993     1992


Fixed maturity securities (interest only
 mortgage-backed securities -------------------     $   .9  $ 40.6   $  --
Fixed maturity securities (other) -------------       18.6    19.4     19.4
Equity securities -----------------------------        8.7     1.6      3.8
Mortgage loans on real estate -----------------       18.2   140.6     91.9
Real estate -----------------------------------       14.9    33.4     36.1
Other long-term investments -------------------        1.7     4.3     20.3
Guarantees ------------------------------------        2.5     1.4      6.9
  Total ---------------------------------------     $ 65.5  $241.3   $178.4

The change in unrealized appreciation (depreciation) on investments in fixed maturity and equity securities is as follows:

Year Ended December 31      (in millions)           1994       1993      1992

Fixed maturity securities available-for-sale - $(2,295.1)  $1,717.5   $ (72.0)
Equity securities available-for-sale ---------     (93.3)     (32.7)     (6.7)
Fixed maturity securities held for investment        --    (1,130.3)    (99.5)
  Total -------------------------------------- $(2,388.4)  $  554.5   $(178.2)

The cost, gross unrealized gain and loss and fair value of securities available-for-sale are as follows:
                                                                          Fair
December 31            (in millions)       Cost      Gain     Loss       Value
1994:
Corporate bonds -------------------   $12,166.7    $170.8 $  544.9   $11,792.6
U.S. Government bonds -------------     1,673.1       7.5     47.8     1,632.8
Foreign governments bonds ---------       624.3       6.1     18.5       611.9
Mortgage-backed securities --------     5,215.5      92.3    201.4     5,106.4
State and municipal bonds ---------     2,386.2      46.2     54.7     2,377.7
Redeemable preferred stocks -------       128.3       --       5.6       122.7
  Total fixed maturity securities -    22,194.1     322.9    872.9    21,644.1
Equity securities -----------------       948.1     135.2     44.7     1,038.6
  Total ---------------------------   $23,142.2    $458.1 $  917.6   $22,682.7

1993:
Corporate bonds -------------------   $11,688.8  $1,129.5   $ 73.5   $12,744.8
U.S. Government bonds -------------     1,657.3      48.3     14.3     1,691.3
Foreign governments bonds ---------       493.7      61.9      4.0       551.6
Mortgage-backed securities --------     5,685.7     453.0     76.7     6,062.0
State and municipal bonds ---------     2,558.2     214.3       .8     2,771.7
Redeemable preferred stocks -------       135.6      18.0     10.6       143.0
  Total fixed maturity securities -    22,219.3   1,925.0    179.9    23,964.4
Equity securities -----------------       896.5     201.1     17.3     1,080.3
  Total ---------------------------   $23,115.8  $2,126.1   $197.2   $25,044.7




Future maturities of fixed maturity securities available-for-sale are as follows:
                                                                   1994
                                                                         Fair
December 31                              (in millions)         Cost     Value


Due in one year or less ------------------------------    $   288.5 $   291.1
Due after one year through five years ----------------      4,083.5   4,046.4
Due after five years through ten years ---------------      6,321.3   6,130.0
Due after ten years ----------------------------------      6,285.3   6,070.2
  Subtotal -------------------------------------------     16,978.6  16,537.7
Mortgage-backed securities ---------------------------      5,215.5   5,106.4
  Total ----------------------------------------------    $22,194.1 $21,644.1

The foregoing data is based on stated maturities. Actual maturities will differ in some cases because borrowers may have the right to call or pre-pay obligations.



At December 31, 1994, the current par, amortized cost and estimated fair value of investments in mortgage-backed securities summarized by interest rates of the underlying collateral are as follows:

                                              Current                     Fair
December 31                 (in millions)       Par         Cost         Value


Below 7% -------------------------------     $   94.0     $   82.8    $   78.4
7% - 8% --------------------------------      1,383.1      1,350.5     1,260.0
8% - 9% --------------------------------      1,744.1      1,682.1     1,632.0
Above 9% -------------------------------      2,200.0      2,100.1     2,136.0
  Total --------------------------------     $5,421.2     $5,215.5    $5,106.4


The fixed maturity securities available-for-sale quality ratings are as follows:

December 31                                                               1994

Treasuries and AAA -----------------------------------                   37.3%
AA ---------------------------------------------------                   10.8
A ----------------------------------------------------                   25.6
BBB --------------------------------------------------                   20.5
BB ---------------------------------------------------                    3.3
Less than BB -----------------------------------------                    2.5

                                                                        100.0%

Mortgage loans on real estate are considered impaired when, based on current information and events, it is probable that LNC will be unable to collect all amounts due according to the contractual terms of the loan agreement. When LNC determines that a loan is impaired a provision for loss is established for the difference between the carrying value of the mortgage loan and the estimated value. Estimated value is based on either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price or the fair value of the collateral. The provision for losses is reported as realized gain (loss) on investments. Mortgage loans deemed to be uncollectible are charged against the provision for losses and subsequent recoveries, if any, are credited to the provision for losses.

The provision for losses is maintained at a level believed adequate by management to absorb estimated probable credit losses. Management's periodic evaluation of the adequacy of the provision for losses is based on LNC's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of the underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires estimating the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change.


Impaired loans included along with the related provision for losses is as follows:

December 31                          (in millions)      1994         1993


Impaired loans with provision for losses ---------    $275.8       $726.0
Provision for losses -----------------------------     (62.7)      (226.6)
Impaired loans with no provision for losses ------       2.3          7.8
  Net Impaired Loans -----------------------------    $215.4       $507.2



Impaired loans with no provision for losses are a result of direct write-downs or for collateral dependent loans where the fair value of the collateral is greater than the recorded investment in loans.



A reconciliation of the mortgage loan provision for losses for these impaired mortgage loans is as follows:

Year Ended December 31               (in millions)      1994     1993    1992


Balance at beginning of year --------------------     $226.6   $134.5  $ 72.0
Provisions for losses ---------------------------       18.2     76.5    91.9
Provision for adoption of FAS 114 ---------------        --      64.1     --
Releases due to sales ---------------------------     (163.2)   (12.4)   (7.0)
Releases due to foreclosures --------------------      (18.9)   (36.1)  (22.4)
  Balance at End of Year ------------------------     $ 62.7   $226.6  $134.5



The average recorded investment in impaired loans and the interest income recognized on impaired loans were as follows:

Year Ended December 31                    (in millions)      1994        1993


Average recorded investment in impaired loans ---------    $498.1      $734.4

Interest income recognized on impaired loans ----------      38.3        48.5


All interest income on impaired loans was recognized on the cash basis of income recognition.


As of December 31, 1994 and 1993, LNC had restructured loans of $36,200,000 and $88,900,000, respectively. LNC recorded $800,000 and $6,600,000 interest income on these restructured loans in 1994 and 1993, respectively. Interest income in the amount of $3,900,000 and $9,600,000 would have been recorded on these loans according to their original terms in 1994 and 1993, respectively. As of December 31, 1993, LNC had commitments to lend $132,000 on restructured loans. No such commitments were outstanding as of December 31, 1994.

As of December 31, 1994, LNC's investment commitments for fixed maturity securities (primarily private placements), mortgage loans on real estate and real estate were $327,200,000.

Fixed maturity securities available-for-sale, mortgage loans on real estate and real estate with a combined carrying value at December 31, 1994 of $41,200,000 were non-income producing for the year ended December 31, 1994.


The cost information for mortgage loans on real estate, real estate and other long-term investments are net of provisions for losses. The balance sheet account for other liabilities includes a reserve for guarantees of third-party debt. The amount of provisions and reserves for such items is as follows:

December 31                               (in millions)      1994        1993


Mortgage loans on real estate -------------------------    $ 62.7      $226.6
Real estate -------------------------------------------      78.6       121.4
Other long-term investments ---------------------------      23.8        27.2
Guarantees --------------------------------------------      13.1        18.5


4.  Federal Income Taxes


The federal income tax expense (benefit) before cumulative effect of accounting change is as follows:

Year Ended December 31           (in millions)        1994     1993     1992


Current --------------------------------------      $(93.9)  $308.2   $222.9
Deferred -------------------------------------       120.3   (135.7)  (157.4)
  Total --------------------------------------      $ 26.4   $172.5   $ 65.5

Cash paid for federal income taxes in 1994, 1993 and 1992 was $70,900,000, $279,700,000 and $195,300,000 respectively.


The Omnibus Reconciliation Act of 1993 ("1993 Act") changed LNC's prevailing corporate federal income tax rate from 34% to 35% effective January 1, 1993. The application of this new tax rate to the December 31, 1992 deferred tax recoverable balance resulted in a decrease in federal income taxes of $4,900,000 for 1993.


The effective tax rate on pre-tax income before cumulative effect of accounting change is lower than the prevailing corporate federal income tax rate. A reconciliation of this difference is as follows:

Year Ended December 31            (in millions)     1994      1993      1992


Tax rate times pre-tax income -----------------   $131.7    $205.7    $144.4
Effect of:
Tax-exempt investment income ------------------    (74.0)    (75.8)    (59.2)
Loss (gain) on sale of subsidiary -------------    (17.1)     34.5       --
Other items -----------------------------------    (14.2)      8.1     (19.7)
  Provision for income taxes ------------------   $ 26.4    $172.5    $ 65.5
  Effective tax rate --------------------------       7%       29%       15%



The federal income tax recoverable (liability) is as follows:

December 31                                (in millions)    1994         1993


Current -----------------------------------------------  $  94.4      $ (83.0)
Deferred ----------------------------------------------    302.5        (68.0)
  Total -----------------------------------------------  $ 396.9      $(151.0)




Significant components of LNC's net deferred tax asset (liability) are as follows:

December 31                                (in millions)    1994         1993


Deferred tax assets:
Policy liabilities and accruals and
 contractholder funds ---------------------------------  $  696.2    $  772.3
Net operating loss ------------------------------------     143.9       109.3
Loss on investments -----------------------------------      30.1       149.0
Sale of subsidiaries ----------------------------------       --         20.1
Net unrealized loss on securities available-for-sale --     159.3         --
Postretirement benefits other than pensions -----------      54.6        54.8
Other -------------------------------------------------     131.3        68.0
  Total deferred tax assets ---------------------------   1,215.4     1,173.5
Valuation allowance for deferred tax assets -----------    (135.6)        --
  Net deferred tax assets -----------------------------   1,079.8     1,173.5

Deferred tax liabilities:
Deferred acquisition costs ----------------------------     741.3       520.2
Premiums and fees receivable --------------------------      32.8        32.7
Net unrealized gain on securities available-for-sale---       --        656.5
Other -------------------------------------------------       3.2        32.1
  Total deferred tax liabilities ----------------------     777.3     1,241.5

  Net deferred tax asset (liability) ------------------  $  302.5    $  (68.0)



At December 31, 1994, LNC had net operating loss carryforwards of $411,000,000 for income tax purposes related to its foreign life reinsurance companies that expire in years 1999 through 2009.

LNC is required to establish a "valuation allowance" for any portion of its deferred tax assets which are unlikely to be realized.  At December 31, 1994,
$159,300,000 of deferred tax assets relating to net unrealized capital losses on fixed maturity and equity securities available-for-sale were available to be recorded in shareholders' equity before considering a valuation allowance.
For federal income tax purposes, capital losses may only be used to offset capital gains in the current year or during a three year carryback and five year carryforward period.  Due to these restrictions, and the uncertainty of future capital gains, these deferred tax assets have been substantially offset
by a valuation allowance of $135,600,000.  With the exception of the deferred tax assets relating to unrealized capital losses on available-for-sale securities, management believes it is more likely than not that LNC will realize the benefit of its deferred tax assets.  Accordingly, a valuation allowance was established in shareholders' equity as of December 31, 1994 relating to unrealized capital losses on available-for-sale securities.

Prior to 1984, a portion of the life companies' current income was not subject to current income tax, but was accumulated for income tax purposes in a memorandum account designated as "policyholders' surplus." The total of the life companies' balances in their respective "policyholders' surplus" accounts at December 31, 1983 of $222,400,000 was "frozen" by the Tax Reform Act of 1984 and, accordingly, there have been no additions to the accounts after that date. That portion of current income on which income taxes have been paid will continue to be accumulated in a memorandum account designated as "shareholders' surplus," and is available for dividends to shareholders without additional payment of tax. The December 31, 1994 total of the life companies' account balances for their "shareholders' surplus" was $1,551,700,000. Should dividends to shareholders for each life company exceed its respective "shareholders' surplus," amounts would need to be transferred from its respective "policyholders' surplus" and would be subject to federal income tax at that time. In connection with the 1993 sale of a life insurance affiliate (see note 11 on page 59) $8,800,000 was transferred from policyholders' surplus to shareholders' surplus and current income tax of $3,100,000 was paid. Under existing or foreseeable circumstances, LNC neither expects nor intends that distributions will be made from the remaining balance in "policyholders' surplus" of $213,600,000 that will result in any such tax. Accordingly, no provision for deferred income taxes has been provided by LNC on its "policyholders' surplus" account. In the event that such excess distributions were made, it is estimated that income taxes of approximately $74,800,000 would be due.

Undistributed earnings of certain LNC foreign subsidiaries that are considered to be indefinitely reinvested amounted to approximately $135,000,000 at December 31, 1994. Accordingly, no provisions for U.S. income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, LNC would be subject to both U.S. income taxes (subject to adjustments for foreign tax credits) and withholding taxes payable to the applicable foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculations.

5.  Supplemental Financial Data



The balance sheet captions, "Real Estate" and "Property and Equipment," are shown net of allowances for depreciation as follows:

December 31                              (in millions)       1994         1993


Real estate -----------------------------------------      $ 41.9       $ 37.1
Property and equipment ------------------------------       221.0        252.4



Details underlying the balance sheet caption, "Contractholder Funds," are as follows:

December 31                              (in millions)       1994         1993


Premium deposit funds -------------------------------   $16,757.8    $14,546.8
Undistributed earnings on participating business ----        63.5         88.0
Other -----------------------------------------------       204.3        237.3
  Total ---------------------------------------------   $17,025.6    $14,872.1



A reconciliation of the beginning of year and end of year liability for property-casualty claims and claim expenses is as follows:

Year Ended December 31              (in millions)     1994      1993      1992


Total liability reported at beginning of year --- $2,810.1  $2,672.5  $2,502.4
Reinsurance recoverable following the
 adoption of FAS 113 in 1993 --------------------    225.5       --        --
   Liability for claims and claim expenses
    at beginning of year, net of reinsurance ----  2,584.6   2,672.5   2,502.4
Plus:
Provision for claims and claim expenses arising
 in the current year, net of reinsurance --------  1,340.6   1,433.3   1,670.6
Increase (decrease) in estimated claims and
 claim expenses arising in prior years,
 net of reinsurance -----------------------------    (78.2)    (26.5)     47.0
   Total incurred claims and claim expenses,
    net of reinsurance --------------------------  1,262.4   1,406.8   1,717.6
Less:
Claims and claim expense payments arising
 in the current year, net of reinsurance --------    619.4     633.5     709.1
Payments for claims and claim expenses
 arising in prior years, net of reinsurance -----    728.2     861.2     838.4
   Total payments, net of reinsurance -----------  1,347.6   1,494.7   1,547.5
   Total liability for claims and claim expenses
    at end of year, net of reinsurance ----------  2,499.4   2,584.6   2,672.5
Reinsurance recoverable following the
 adoption of FAS 113 in 1993 --------------------    203.1     225.5        --
   Total liability reported at end of year ------ $2,702.5  $2,810.1  $2,672.5



The reconciliation shows an increase (decrease) of $(78,200,000), ($26,500,000), and $47,000,000 million to the December 31, 1993, 1992 and 1991 liability for claims and claim expenses, respectively, arising in prior years. Such reserve adjustments, which affected current operations during 1994, 1993 and 1992, respectively, resulted from developed claims for prior years being different than were anticipated when the liabilities for claims and claim expenses were originally estimated.



Details underlying the balance sheet captions, "Short-term and Long-term
Debt," are as follows:

December 31                              (in millions)       1994         1993


Short-term debt:
Commercial paper ------------------------------------      $107.2       $212.7
Other short-term notes ------------------------------        67.8         37.2
Current portion of long-term debt -------------------       100.3        101.5
  Total short-term debt -----------------------------      $275.3       $351.4

Long-term debt less current portion:
9 3/4% notes payable, due 1995 ----------------------      $   --        100.3
7 1/8% notes payable, due 1999 ----------------------        99.2         99.1
7 5/8% notes payable, due 2002 ----------------------        99.1         98.9
9 1/8% notes payable, due 2024 ----------------------       199.1          --
Mortgages and other notes payable -------------------        22.2         36.8
  Total long-term debt ------------------------------      $419.6       $335.1



The commercial paper outstanding at December 31, 1994 and 1993, had a weighted average interest rate of approximately 5.90% and 3.35%, respectively.

Future maturities of long-term debt are as follows (in millions):

1995 - $100.3                  1997 - $ .1                   1999 - $100.1
1996 -     .3                  1998 -   .1             Thereafter -  319.0

LNC has a revolving credit agreement with a group of domestic and foreign banks in the aggregate amount of $500,000,000. This agreement, which expires in June 1997, provides for interest on borrowings based on various money market indices. Under the terms of this agreement, LNC must maintain a prescribed level of tangible net worth and debt levels below 50% of tangible net worth, and is restricted in its ability to place additional liens against LNC's assets. At December 31, 1994, LNC had no outstanding borrowings under this agreement. During 1994, 1993 and 1992, fees paid under this agreement amounting to $1,000,000, $1,300,000, and $1,700,000, respectively.

LNC's United Kingdom subsidiary also has a revolving credit agreement with a United Kingdom bank in an aggregate amount of $117,400,000. This agreement has outstanding short-term borrowings of $43,800,000 as of December 31, 1994. Cash paid for interest for 1994, 1993 and 1992 was $47,900,000, $44,200,000,
and $48,500,000, respectively.


Reinsurance transactions included in the income statement caption, "Insurance
Premiums," are as follows:

Year Ended December 31          (in millions)       1994       1993       1992


Reinsurance assumed -------------------------   $1,979.4   $1,895.5   $1,960.2
Reinsurance ceded ---------------------------      482.9      291.1      286.2
  Net reinsurance premiums ------------------   $1,496.5   $1,604.4   $1,674.0


The income statement caption, "Benefits and Settlement Expenses," is net of reinsurance recoveries of $284,700,000, $174,000,000 and $218,200,000 for the
years ended December 31, 1994, 1993 and 1992, respectively.

The income statement caption, "Underwriting, Acquisition, Insurance and Other Expenses," includes amortization of deferred acquisition costs of $598,300,000, $571,800,000 and $563,700,000 for the years ended December 31,
1994, 1993 and 1992, respectively. An additional $81,200,000 and ($23,700,000) of deferred acquisition costs was restored (amortized) and netted against "Realized Gain (Loss) on Investments" for the years ended December 31, 1994 and 1993, respectively.

6.  Employee Benefit Plans

Pensions Plans - U.S. LNC maintains funded defined benefit pension plans for most of its U.S. employees and, prior to January 1, 1995, full time agents. The benefits for employees are based on total years of service and the highest 60 months of compensation during the last 10 years of employment. The benefits for agents were based on a percentage of each agents' yearly earnings. The plans are funded by contributions to tax-exempt trusts. LNC's funding policy is consistent with the funding requirements of federal law and regulations. Contributions are intended to provide not only the benefits attributed to service to date, but also those expected to be earned in the future. Plan assets consist principally of listed equity securities and corporate obligations and Government bonds.

All benefits applicable to the funded defined benefit plan for agents were frozen as of December 31, 1994. The curtailment of this plan did not have a significant effect on net pension cost for 1994. Effective January 1, 1995, pension benefits for agents will be provided by a new defined contribution plan. Contributions to this plan will be based on 2.3% of an agent's earnings up to the social security wage base and 4.6% of any excess.

LNC also sponsors three types of unfunded, nonqualified, defined benefit plans for certain U.S. employees and agents. A supplemental retirement plan provides defined benefit pension benefits in excess of limits imposed by federal tax law. A salary continuation plan provides certain officers of LNC defined pension benefits based on years of service and final monthly salary upon death or retirement. A retirement plan for directors provides benefits based on years of service and the amount of the retainer paid during the last year of service.


The status of the funded defined benefit pension plans and the amounts recognized on the balance sheets are as follows:

December 31                               (in millions)         1994     1993


Actuarial present value of benefit obligation:
Vested benefits ----------------------------------------    $(287.9) $(310.5)
Nonvested benefits -------------------------------------      (16.1)   (14.7)
  Accumulated benefit obligation -----------------------     (304.0)  (325.2)
Effect of projected future compensation increases ------      (63.3)   (82.7)
  Projected benefit obligation -------------------------     (367.3)  (407.9)
Plan assets at fair value ------------------------------      356.1    372.3
  Projected benefit obligations in
   excess of plan assets -------------------------------      (11.2)   (35.6)
Unrecognized transition asset --------------------------        --      (7.6)
Unrecognized net loss ----------------------------------        6.8     26.1
Unrecognized prior service cost ------------------------        3.1      8.5
  Accrued pension cost included in other liabilities ---     $ (1.3) $  (8.6)

The status of the unfunded defined benefit pension plans and the amounts recognized on the balance sheets are as follows:

December 31                               (in millions)       1994      1993

Actuarial present value of benefit obligation:
Vested benefits ---------------------------------------     $(18.1)   $(18.7)
Nonvested benefits ------------------------------------       (3.1)     (3.8)
  Accumulated benefit obligation ----------------------      (21.2)    (22.5)
Effect of projected future compensation increases -----       (6.7)     (5.0)
  Projected benefit obligation ------------------------      (27.9)    (27.5)
Unrecognized transition obligation --------------------         .3        .7
Unrecognized net loss ---------------------------------        1.7       5.6
Unrecognized prior service cost (reduction in benefits)         .5      (3.5)
  Accrued pension cost included in other liabilities --     $(25.4)   $(24.7)




The determination of the projected benefit obligation for the defined benefit plans was based on the following assumptions:

December 31                                             1994    1993  1992


Weighted-average discount rate ----------------------    8.0%    7.0%  7.5%

Rate of increase in compensation:
Salary continuation plan ----------------------------    6.5     6.0   6.5
All other plans -------------------------------------    5.0     5.0   5.5

Expected long-term rate of return on plan assets ----    9.0     9.0   9.0



The components of net pension cost for the defined benefit pension plans are as follows:

Year Ended December 31                    (in millions) 1994    1993    1992


Service cost-benefits earned during the year --------  $22.1   $20.3   $20.6
Interest cost on projected benefit obligation -------   30.0    27.9    24.3
Actual return on plan assets ------------------------    9.7   (42.1)  (13.9)
Net amortization (deferral)--------------------------  (40.2)   11.8   (15.1)
  Net pension cost ----------------------------------  $21.6   $17.9   $15.9


Pension Plan - Non U.S. The employees of LNC's primary foreign subsidiary are covered by a defined benefit pension plan. The plan provides death and pension benefits based on final pensionable salary. At December 31, 1994 and 1993, the projected benefit obligation exceeded plan assets by $3,631,000 and $3,051,000, respectively, and was included with other liabilities in LNC's balance sheet. Net pension cost for the foreign plans were $633,000, $1,112,000 and $1,113,000, for 1994, 1993 and 1992, respectively.

401k Plan. LNC and its subsidiaries also sponsor contributory defined contribution plans for eligible U.S. employees and agents. LNC's contributions to the plans are equal to a participant's pre-tax contribution, not to exceed 6% of base pay, multiplied by a percentage, ranging from 25% to 150%, which varies according to certain incentive criteria as determined by LNC's Board of Directors. Expense for these plans amounted to $29,400,000, $26,300,000 and $15,200,000 in 1994, 1993 and 1992, respectively.

Postretirement Medical and Life Insurance Benefit Plans. LNC sponsors unfunded defined benefit plans that provide postretirement medical and life insurance benefits to full-time U.S. employees and agents who, depending on the plan, have worked for LNC 10 to 15 years and attained age 55 to 60. Medical benefits are also available to spouses and other dependents of employees and agents. For medical benefits, limited contributions are required from individuals retired prior to November 1, 1988; contributions for later retirees, which can be adjusted annually, are based on such items as years of service at retirement and age at retirement. The life insurance benefits are noncontributory, although participants can elect supplemental contributory benefits.


The status of the postretirement medical and life insurance benefit plans and the amount recognized on the balance sheet is as follows:

December 31                            (in millions)         1994        1993


Accumulated postretirement benefit obligation:
Retirees --------------------------------------------      $ 86.6      $ 91.3
Fully eligible active plan participants -------------        21.6        25.1
Other active plan participants ----------------------        34.0        48.2
  Accumulated postretirement benefit obligation -----       142.2       164.6
Unrecognized net gain (loss) ------------------------        12.6        (8.1)
  Accrued plan cost included in other liabilities ---      $154.8      $156.5



The components of periodic postretirement benefit cost are as follows:

Year Ended December 31                     (in millions)   1994   1993   1992


Service cost -------------------------------------------  $ 4.3  $ 5.0
Interest cost ------------------------------------------   10.4   10.7
Amortized cost -----------------------------------------     .3    --
  Net periodic postretirement benefit cost -------------  $15.0  $15.7   $6.5


The costs for postretirement benefits for year ended December 31, 1992 shown above is prior to the adoption of FAS 106 (see note 2 on page 39) and, therefore, represents the total amount of claims and premiums actually paid.

The calculation of the accumulated postretirement benefit obligation assumes a weighted-average annual rate of increase in the per capita cost of covered benefits (i.e. health care cost trend rate) of 10.0% for 1995 gradually decreasing to 5.5% by 2004 and remaining at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point each year would increase the accumulated postretirement benefit obligation as of December, 1994 and 1993 by $10,300,000 and $13,600,000, respectively, and the aggregate of the estimated service and interest cost components of net periodic postretirement benefit cost for the year ended December 31, 1994 by $1,200,000. The calculation assumes a long-term rate of increase in compensation of 5.0% for both December 31, 1994 and 1993. The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 8.0% and 7.0% for December 31, 1994 and 1993, respectively.

Incentive Plans. LNC has various incentive plans for key employees of LNC and its subsidiaries which provides for the issuance of stock options, stock appreciation rights, restricted stock awards and stock incentive awards.
These plans are comprised primarily of stock option incentive plans. Stock options granted under the stock option incentive plans are at the market value at the date of grant and, subject to termination of employment, expire ten years from the date of grant. Such options are not transferable other than on death and are exercisable one year from date of grant for options issued prior to 1992. Options issued subsequent to 1991 are exercisable in 25% increments on the option issuance anniversary in the four years following issuance.


Information with respect to the incentive plans involving stock options is as follows:

                                       Shares           Options Outstanding
                                      Available                  Average
                                      for Grant        Shares   Option Price


Balance at January 1, 1992            2,539,946     2,657,306       $23.77
Granted ------------------------       (528,500)      528,500        27.74
Exercised ----------------------            --       (996,632)       22.55
Expired ------------------------         27,540       (38,340)
Restricted stock awarded -------        (50,336)          --
  Balance at December 31, 1992 -      1,988,650     2,150,834        25.29

Granted ------------------------       (570,600)      570,600        39.75
Exercised ----------------------            --       (260,756)       24.21
Expired ------------------------         17,826       (18,826)
Restricted stock awarded -------       (144,154)          --
  Balance at December 31, 1993 -      1,291,722     2,441,852        28.75

Additional authorized ----------      7,650,000
Granted ------------------------       (442,100)      442,100        39.49
Exercised ----------------------                     (122,963)       25.43
Expired ------------------------        139,099       (88,800)
Restricted stock awarded -------       (215,614)          --
  Balance at December 31, 1994 -      8,423,107     2,672,189        30.56


Shares under options that were exercisable at December 31, 1994 totaled
1,615,839.

7. Restrictions, Commitments and Contingencies

Shareholders' Equity Restrictions
Generally, the net assets of LNC's insurance subsidiaries available for transfer to the parent company are limited to the amounts that the insurance subsidiaries' net assets, as determined in accordance with statutory accounting practices, exceed minimum statutory capital requirements; however, payments of such amounts as dividends may be subject to approval by regulatory authorities. As of December 31, 1994, $1,000,000,000 of consolidated shareholders' equity represents net assets of the LNC's insurance subsidiaries that cannot be transferred in the form of dividends, loans or advances to the parent company without prior approval of such regulatory authorities.


Statutory Information
Net income as determined in accordance with statutory accounting practices for LNC's insurance subsidiaries was as follows:

Year Ended December 31         (in millions)       1994       1993       1992



Life-health insurance ---------------------      $411.7     $229.7     $163.7
Property-casualty insurance ---------------       167.9      247.6       84.1


Life-health insurance statutory net income for 1994, 1993 and 1992, excluding LNC's foreign life reinsurance companies, was $411,100,000, $267,200,000 and $202,600,000, respectively.


Shareholders' equity as determined in accordance with statutory accounting practices for LNC's insurance subsidiaries was as follows:

December 31                    (in millions)               1994          1993


Life-health insurance ---------------------            $1,966.7      $1,626.7
Property-casualty insurance ---------------               955.7       1,061.7


Estimates Related to Certain Liabilities
The liability for future policy benefits, claims and claim expenses at December 31, 1994 and 1993 included a liability for environmental losses of $201,000,000 and $204,000,000, respectively. In establishing liabilities for claims and claim expenses related to environmental matters, management considers facts currently known and the current state of the law and coverage litigation. Liabilities are recognized for known claims (including the cost of related litigation) when sufficient information has been developed to indicate the involvement of a specific insurance policy and management can reasonably estimate its liability. In addition, liabilities have been established to cover additional exposures on both known and unasserted claims.

Estimates of the liabilities are reviewed and updated continually. Developed case law and adequate claim history do not exist for a portion of LNC's environmental exposure, especially because significant uncertainty exists about the outcome of coverage litigation and whether past claims experience will be representative of future claims experience.

Included in the liability for future policy benefits, claims and claim expenses and the asset for amounts recoverable from reinsurers at December 31, 1994 and 1993 is a net liability for disability income business of $730,600,000 and $815,800,000, respectively. If incidence levels do not improve, or claim termination rates deteriorate, substantial reserve additions may be required in the future. It is not possible to provide a meaningful range of estimates of possible additional losses at this time. LNC reviews and updates the level of these reserves on an on-going basis.

Leases
Certain of LNC's subsidiaries lease their home office properties through sale-leaseback agreements. The agreements provide for a 25 year lease period with options to renew for six additional terms of five years each. The agreements also provide LNC with the right of first refusal to purchase the properties during the term of the lease, including renewal periods, at a price as defined in the agreements. In addition, LNC has the option to purchase the leased properties at fair market value as defined in the agreements on the last day of the initial 25 year lease period ending in 2009 or the last day of any of the renewal periods.

Total rental expense on operating leases in 1994, 1993 and 1992 was $51,400,000, $55,900,000 and $62,300,000, respectively. Future minimum rental commitments are as follows (in millions):

1995 - $44.9                     1997 - $38.9                 1999 - $ 33.6
1996 -  43.5                     1998 -  35.1           Thereafter -  324.4

Reinsurance Ceded and Assumed
LNC's insurance companies cede reinsurance to other companies. The portion of risks exceeding each company's retention limit is reinsured with other insurers. Since 1993, catastrophe reinsurance arrangements for property-casualty coverages provided for a recovery of an average of approximately 85% of losses in excess of $30,000,000 up to $180,000,000 per occurrence. The same limits are in effect for 1994 and 1995 with average recovery of 93% of losses. Also, LNC seeks reinsurance coverage within the business segments that sell life insurance that limits its liabilities on an individual insured to $3,000,000. To cover products other than property-casualty and life insurance, LNC acquires other reinsurance coverages with retentions and limits which management believes are appropriate for the circumstances. The accompanying financial statements reflect premiums, benefits and settlement expenses and deferred acquisition costs, net of reinsurance ceded (see note 5 on page 47). LNC's insurance companies remain liable if their reinsurers are unable to meet their contractual obligations under the applicable reinsurance agreements.

LNC's insurance companies assume reinsurance from other companies. At December 31, 1994, LNC's insurance companies have granted $776,300,000 of statutory surplus to other insurance companies under reinsurance transactions. Generally, such amounts are offset by corresponding receivables from the ceding company, which are secured by future profits on the reinsured business. However, LNC's insurance companies are subject to the risk that the ceding company may become insolvent and the right of offset would not be permitted.

Associated with these transactions, LNC's foreign insurance companies have obtained letters of credit in favor of various unaffiliated insurance companies from which LNC assumes business. This allows the ceding companies to take statutory reserve credit. The letters of credit issued by the banks represent a guarantee of performance under the reinsurance agreements. At December 31, 1994, there were $638,000,000 of outstanding bank letters of credit. In exchange for the letters of credits, LNC paid the banks approximately $1,000,000 in fees in 1994.

Other Contingency Matters
LNC and its subsidiaries are involved in various pending or threatened legal proceedings arising from the conduct of their business. In some instances, these proceedings include claims for punitive damages and similar types of relief in unspecified or substantial amounts, in addition to amounts for alleged contractual liability or requests for equitable relief. After consultation with counsel and a review of available facts, it is management's opinion that these proceedings ultimately will be resolved without materially affecting the consolidated financial statements of LNC.

Operations in the U.K. include the sale of pension products to individuals. Regulatory agencies have raised questions as to what constitutes appropriate advice to individuals who bought pension products as an alternative to participation in an employer sponsored plan. In cases of inappropriate advice, LNC may have to do extensive investigation and put the individual in a position similar to what would have been attained if the individual had remained in the employer sponsored plan. A liability has been established for the estimated cost of this issue following regulatory guidance as to activities to be undertaken. Although the provision is based on various estimates which are subject to considerable uncertainty and, accordingly, may prove to be deficient or excessive, it is management's opinion that such future development will not materially affect the consolidated results of operation.

Tax authorities have recently focused increased attention on compliance of qualified annuity plans marketed by insurance companies. If sponsoring employers cannot demonstrate compliance and the insurance company is held responsible due to its marketing efforts, LNC and other insurers may be subject to potential liability. It is not possible to provide a meaningful estimate of the range of possible liability at this time. In addition, LNC is analyzing the extent to which insurance coverage may offset any liability which may develop. Management continues to monitor this matter and to take steps to minimize any potential liability.

The number of insurance companies that are under regulatory supervision has resulted and is expected to continue to result in assessments by state guaranty funds to cover losses to policyholders of insolvent or rehabilitated companies. Mandatory assessments may be partially recovered through a reduction in future premium taxes in some states. LNC has accrued for expected assessments net of estimated future premium tax deductions.

Guarantees
LNC has guarantees with off-balance-sheet risks whose contractual amounts represent credit exposure. Outstanding guarantees with off-balance-sheet risks, shown in notional or contract amounts along with their carrying value and estimated fair values, are as follows:


                                                   Assets (Liabilities)
                                  Notional or    Carrying Fair Carrying  Fair
                                Contract Amounts  Value  Value  Value   Value
December 31        (in millions)    1994    1993   1994   1994   1993    1993


Industrial revenue bonds ------   $100.9  $130.2 $(13.1)$(12.5)$(16.3) $(12.5)
Real estate partnerships ------     20.8    43.8    --     --    (2.2)   (3.8)
Mortgage loan pass-through
 certificates -----------------     78.2    96.0    --     --     --      --
   Total Guarantees -----------   $199.9  $270.0 $(13.1)$(12.5)$(18.5) $(16.3)


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

Derivatives
LNC has derivatives with off-balance-sheet risks whose notional or contract amounts exceed the credit exposure. LNC has entered into derivative transactions to reduce its exposure to fluctuations in interest rates and foreign exchange risks. In addition, LNC is subject to the risks associated with changes in the value of its derivatives; however, such changes in the value generally are offset by changes in the value of the items being hedged by such contracts. Outstanding derivatives with off-balance-sheet risks, shown in notional or contract amounts along with their carrying value and estimated fair values, are as follows:

                                                     Assets (Liabilities)
                                   Notional or    Carrying Fair Carrying Fair
                                 Contract Amounts  Value  Value  Value  Value
December 31        (in millions)    1994     1993   1994   1994   1993   1993


Interest Rate Derivatives:
Interest rate cap agreements -- $4,400.0 $3,800.0 $ 23.4  $34.5  $24.4 $ 18.5
Spread-lock agreements --------  1,300.0  1,700.0    3.2    3.2    --    (5.6)
Financial futures contracts:
  Portfolio duration hedges ---    354.3      --    (7.4)  (7.4)   --     --
  Other -----------------------     28.2     33.1    (.1)   (.1)   --     --
Interest rate swaps -----------      5.0     57.0     .2     .2    --    (1.2)
United Kingdom forward swaps --      --      20.0    --     --     --      .4
Mortgage-backed securities
 total return swaps -----------      --      47.6    --     --     --      .9
   Total Derivatives - Interest
    Rate Contracts ------------  6,087.5  5,657.7   19.3   30.4   24.4   13.0
Foreign exchange forward
 contract derivatives:
  Hedge of foreign subsidiary -    138.3    101.3   (8.7)  (8.7)    .8     .8
  Other -----------------------     21.2      --      .2     .2    --     --
    Total Derivatives --------- $6,247.0 $5,759.0 $ 10.8 $ 21.9  $25.2 $ 13.8



A reconciliation and discussion of the notional or contract amounts for the significant programs using derivative agreements and contracts is as follows:

                                              Interest
                                              Rate Caps         Spread Locks
December 31              (in millions)     1994      1993      1994      1993


Balance at beginning of year --------  $3,800.0  $1,200.0  $1,700.0  $  600.0
New contracts -----------------------     600.0   2,600.0       --    2,000.0
Terminated contracts ----------------       --        --     (400.0)   (900.0)
  Balance at End of Year ------------  $4,400.0  $3,800.0  $1,300.0  $1,700.0


                                                                   Foreign
                                                   Options on      Exchange
                                     Financial      Financial      Forward
                                      Futures         Futures      Contracts
December 31 (in millions)         1994    1993    1994   1993    1994    1993


Balance at beginning of year--  $  --   $  --  $   --   $ --   $101.3  $ 43.8
New contracts ----------------   404.3     --    308.0    --     37.0   101.3
Terminated contracts ---------   (50.0)    --   (308.0)   --      --    (43.8)
  Balance at End of Year -----  $354.3  $  --  $   --   $ --   $138.3  $101.3

Interest Rate Caps. The interest rate cap agreements, which expire in 1997 through 2003, entitle LNC to receive payments from the counterparties on specified future reset dates, contingent on future interest rates. For each cap, the amount of such quarterly payments, if any, is determined by the excess of a market interest rate over a specified cap rate times the notional amount divided by four. The purpose of LNC's interest rate cap agreement program is to protect its annuity line of business from the effect of fluctuating interest rates. The premium paid for the interest rate caps is included in other assets ($23,400,000 as of December 31, 1994) and is being amortized over the terms of the agreements and is included in net investment income.

The revenue that LNC receives from interest rate caps depends on the future levels of interest rates on U.S. Treasury securities with maturities of two, five, seven and ten years and on U.S. dollar swap rates for similar maturities. The table below analyzes the amount of cap revenue LNC would receive if those rates were 1%, 2% 3%, or 4% higher than they were at December 31, 1994 and remain at those levels throughout the remaining lives of the caps owned by LNC. In relation to the level of these rates at December 31, 1994, the cap rates were from .42% to 2.58% out of the money, i.e., higher. Revenue from interest rate caps under these scenarios is as follows:


Year Ended December 31, (in millions) 1995  1996  1997  1998  1999 Thereafter


No change                           $  --  $ --  $ --  $ --  $ --      $ --
Up 1%                                  7.1   4.2   1.5    .5   --        --
Up 2%                                 30.1  28.3  24.2  15.5   3.7       --
Up 3%                                 66.5  67.0  62.3  44.2  16.5       6.4
Up 4%                                104.8 107.5 102.5  76.4  34.0      17.6


Spread Locks. Spread-lock agreements expire in 1994 and 1995. Spread-lock agreements provide for a lump sum payment to or by LNC depending on whether the spread between the swap rate and a specified U.S. Treasury note is larger or smaller than a contractually specified spread. Cash payments are based on the product of the notional amount, the spread between the swap rate and the yield of an equivalent maturity U.S. Treasury security and the price sensitivity of the swap at that time, expressed in dollars per basis point. The purpose of LNC's spread-lock program is to protect a portion of its fixed maturity securities against widening spreads.

Over the past five years, swap spreads have typically traded within an annual range of 30 basis points, i.e., a range of plus or minus 15 basis points around the mean level. At December 31, 1994, the cash-settlement value of the spread locks would have changed by approximately $11,200,000 for each 15 basis point change in swap spreads.

Financial Futures and Options on Financial Futures. LNC uses exchange-traded financial futures contracts and options on those financial futures to hedge against interest rate risks and to manage duration of a portion of its fixed maturity securities. Short positions in financial futures contracts obligate LNC to sell a financial instrument at a specified future date for a specified price and may be settled in cash or through delivery of the financial instrument. Cash settlements on the change in market values of financial futures contracts are made daily. Options on financial futures give LNC the right, but not the obligation, to assume a short position in the underlying futures at a specified price during a specified time period.

At December 31, 1994, LNC had short positions in the March 1995 five year note, ten year note, and bond futures with an aggregate face amount of $354,300,000. As the yields on the underlying Treasury securities rise
(fall), the value of these short positions to LNC will increase (decrease) by approximately $2,700,000 million for each 10 basis point parallel shift in the yield curve.

Foreign Exchange Forward Contracts. LNC uses foreign exchange forward contracts, which are traded over-the-counter, to hedge the foreign exchange risk assumed with LNC's investment in its UK subsidiary, Lincoln National
(UK). LNC hedges its exposure to sterling in excess of $100,000,000 of its investment in Lincoln National (UK). The foreign exchange forward contracts obligate LNC to deliver a specified amount of currency at a future date at a specified exchange rate.

The value of the foreign exchange forward contracts at any given point fluctuate according to the underlying level of exchange rate and interest rate differentials. Based on LNC's notional amount of contracts in place at December 31, 1994 of $138,300,000, as the exchange rate on these contracts rise (fall), assuming no difference in the underlying interest rates, the value of these contracts to LNC will change by approximately $1,380,000 for each 1% change in the exchange rate.

Additional Derivative Information. Expenses for the agreements and contracts described above amounted to $7,400,000 and $4,400,000 in 1994 and 1993, respectively. Deferred losses of $2,700,000 as of December 31, 1994, resulting from 1)terminated and expired spread-lock agreements 2)financial futures contracts and 3)options on financial futures, are included with the related fixed maturity securities to which the hedge applied and are being amortized over the life of such securities.

LNC is exposed to credit loss in the event of nonperformance by counterparties on interest rate cap agreements, spread-lock agreements, interest rate swaps, United Kingdom forward swaps, foreign exchange forward contracts and mortgage-backed securities total return swaps, but LNC does not anticipate nonperformance by any of these counterparties. The credit risk associated with such agreements is minimized by purchasing such agreements from financial institutions with long-standing, superior performance records. The amount of such exposure is essentially their replacement cost, which is approximated by the unrealized gains in such contracts, which was $29,300,000 at December 31, 1994.

At December 31, 1994, LNC did not have a material concentration of financial instruments in a single investee, industry or geographic location.

8.  Fair Value of Financial Instruments

The following discussion outlines the methodologies and assumptions used to determine the estimated fair value of LNC's financial instruments. Considerable judgement is required to develop these fair values and, accordingly, the estimates shown are not necessarily indicative of the amounts that would be realized in a one time, current market exchange of all of LNC's financial instruments.

Fixed Maturity and Equity Securities. Fair values for fixed maturity securities are based on quoted market prices, where available. For fixed maturity securities not actively traded, fair values are estimated using values obtained from independent pricing services or, in the case of private placements, are estimated by discounting expected future cash flows using a current market rate applicable to the coupon rate, credit quality, and maturity of the investments. The fair values for equity securities are based on quoted market prices.

Mortgage Loans on Real Estate. The estimated fair value of mortgage loans on real estate was established using a discounted cash flow method based on rating, maturity and future income when compared to the expected yield for mortgages having similar characteristics. The rating for mortgages in good standing are based on property type, location, market conditions, occupancy, debt service coverage, loan to value, caliber of tenancy, borrower and payment record. Fair values for impaired mortgage loans are measured based either on the present value of expected future cash flows discounted at the loan's effective interest rate, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent.

Policy Loans. The estimated fair value of investments in policy loans was calculated on a composite discounted cash flow basis using Treasury interest rates consistent with the maturity durations assumed. These durations were based on historical experience.

Other Investments, and Cash and Invested Cash. The carrying value for assets classified as other investments, and cash and invested cash in the accompanying balance sheet approximates their fair value.

Investment Type Insurance Contracts. The balance sheet captions, "Future Policy Benefits, Claims and Claim Expenses" and "Contractholder Funds," include investment type insurance contracts (i.e. deposit contracts and guaranteed interest contracts). The fair values for the deposit contracts and certain guaranteed interest contracts are based on their approximate surrender values. The fair values for the remaining guaranteed interest and similar contracts are estimated using discounted cash flow calculations based on interest rates currently being offered on similar contracts with maturities consistent with those remaining for the contracts being valued.

The remainder of the balance sheet captions, "Future Policy Benefits, Claims and Claim Expenses" and "Contractholder Funds," that do not fit the definition of "investment type insurance contracts" are considered insurance contracts. Fair value disclosures are not required for these insurance contracts and have not been determined by LNC. It is LNC's position that the disclosure of the fair value of these insurance contracts is important in that readers of these financial statements could draw inappropriate conclusions about LNC's shareholders' equity determined on a fair value basis if only the fair value of assets and liabilities defined as financial instruments are disclosed. LNC and other companies in the insurance industry are monitoring the related actions of the various rule-making bodies and attempting to determine an appropriate methodology for estimating and disclosing the "fair value" of their insurance contract liabilities.

Short-term and Long-term Debt. Fair values for long-term debt issues are estimated using discounted cash flow analysis based on LNC's current incremental borrowing rate for similar types of borrowing arrangements. For short-term debt, the carrying value approximates fair value.

Guarantees. LNC's guarantees include guarantees related to industrial revenue bonds, real estate partnerships and mortgage loan pass-through certificates. Based on historical performance where repurchases have been negligible and the current status, which indicates none of the loans are delinquent, the fair value liability for the guarantees related to the mortgage loan pass-through certificates is insignificant. Fair values for all other guarantees are based on fees that would be charged currently to enter into similar agreements, taking into consideration the remaining terms of the agreements and the counterparties' credit standing.

Derivatives. LNC's derivatives include interest rate cap agreements, spread-lock agreements, foreign currency exchange contracts, financial futures contracts, options on financial futures, interest rate swaps, United Kingdom forward swaps and mortgage-backed securities total return swaps. Fair values for these contracts is based on current settlement values. The current settlement values are based on quoted market prices for the foreign currency exchange contracts, financial future contracts and options on financial futures, and on brokerage quotes, which utilized pricing models or formulas using current assumptions, for all other swaps and agreements.

Investment Commitments. Fair values for commitments to make investments in fixed maturity securities (primarily private placements), mortgage loans on real estate and real estate are based on the difference between the value of the committed investments as of the date of the accompanying balance sheets and the commitment date, which would take into account changes in interest rates, the counterparties' credit standing and the remaining terms of the commitments.


The carrying values and estimated fair values of LNC's financial instruments are as follows:
                                     Carrying       Fair  Carrying      Fair
                                        Value      Value     Value     Value
December 31            (in millions)     1994       1994      1993      1993
Assets (liabilities):




Fixed maturities securities -------- $21,664.1 $21,664.1 $23,964.4 $23,964.4
Equity securities ------------------   1,038.6   1,038.6   1,080.3   1,080.3
Mortgage loans on real estate ------   2,853.1   2,776.7   3,301.0   3,466.7
Policy loans -----------------------     553.3     532.4     595.1     626.4
Other investments ------------------     175.1     175.1     158.2     158.2
Cash and invested cash -------------   1,041.6   1,041.6     709.7     709.7
Investment type insurance contracts:
  Deposit contracts and certain
   guaranteed interest contracts --- (14,294.7)(14,052.5)(12,517.2)(11,960.4)
  Remaining guaranteed interest
   and similar contracts -----------  (2,485.5) (2,423.9) (2,419.5) (2,564.3)
Short-term debt --------------------    (275.3)   (275.3)   (351.4)   (351.4)
Long-term debt ---------------------    (419.6)   (408.9)   (335.1)   (360.6)
Guarantees -------------------------     (13.1)    (12.5)    (18.5)    (16.3)
Derivatives ------------------------      10.8      21.9      25.2      13.8
Investment commitments -------------        --       (.5)       --      (2.4)

As of December 31, 1994 and 1993, the carrying value of the deposit contracts and certain guaranteed contracts is net of deferred acquisition costs of $399,000,000 and $297,800,000, respectively, excluding adjustments for deferred acquisition costs applicable to changes in fair value of securities. The carrying values of these contracts are stated net of deferred acquisition costs in order that they be comparable with the fair value basis.

9.  Segment Information

LNC has four major business segments: Property-Casualty, Life Insurance and Annuities, Life-Health Reinsurance and Employee Life-Health Benefits. The Property-Casualty segment writes both commercial and personal coverages through a network of independent agents. The Life Insurance and Annuities segment offers universal life, pension products and other individual coverages through a network of career agents, independent general agencies, and insurance agencies located within a variety of financial institutions. Life-Health Reinsurance sells reinsurance products and services to insurance companies, HMOs, self-funded employers and other primary risk accepting organizations in the U.S. and economically attractive international markets. Prior to the sale of 71% of the ownership of its primary writer of employee life-health benefit coverages in 1994 (see note 11 on page 59), the Employee Life-Health Benefits segment distributed group life and health insurance, managed health care and other related coverages through career agents and independent general agencies. Activity which is not included in the major business segments is shown as "Other Operations."

"Other Operations" includes an unconsolidated affiliate engaged in the employee life-health benefits business, LNC's investment management companies, certain other operations not directly related to the business segments and unallocated corporate items (i.e., corporate investment income, interest expense on corporate debt and unallocated overhead expenses). Prior to 1993, all realized gain (loss) on investments was included in Other Operations and corporate investment income was net of amounts allocated to the business segments in lieu of realized gain (loss) on investments.


The revenue, pre-tax income and assets by segment for 1992 through 1994 are as follows:

Year Ended December 31     (in millions)          1994         1993       1992


Revenue:
Property-Casualty ----------------------      $1,971.4     $2,240.6   $2,408.7
Life Insurance and Annuities -----------       2,615.4      2,858.3    2,438.7
Life-Health Reinsurance ----------------       2,001.9      1,930.5    1,781.8
Employee Life-Health Benefits ----------         314.9      1,297.3    1,241.6
Other Operations -----------------------          80.8        (36.9)     163.3
  Total Revenue ------------------------      $6,984.4     $8,289.8   $8,034.1

Income (loss) before income taxes and
 cumulative effect of accounting change:
Property-Casualty ----------------------      $  177.2       $257.6     $ 22.1
Life Insurance and Annuities -----------         106.7        344.3      197.0
Life-Health Reinsurance ----------------         102.9         27.5       84.3
Employee Life-Health Benefits ----------          22.9         86.0       62.9
Other Operations -----------------------         (33.4)      (127.6)      58.4
  Total Income Before Income Taxes
   and Cumulative Effect of
   Accounting Change -------------------      $  376.3       $587.8     $424.7



December 31                (in millions)          1994         1993       1992


Assets:
Property-Casualty ----------------------     $ 4,966.6    $ 5,550.5  $ 5,101.3
Life Insurance and Annuities -----------      40,758.4     38,711.7   30,519.6
Life-Health Reinsurance ----------------       3,118.8      3,227.2    2,402.9
Employee Life-Health Benefits ----------            --        679.7      558.1
Other Operations -----------------------         486.3        211.3      965.4
  Total Assets -------------------------     $49,330.1    $48,380.4  $39,547.3


Provisions for depreciation and capital additions were not material.

10.  Shareholders' Equity

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

Each share of the Series E and F Preferred Stock is 5 1/2% Cumulative Convertible Exchangeable Preferred Stock and is convertible into two shares of LNC's Common Stock. The Series E and Series F Preferred Stock issued at $68.85 and $71.604 per share, respectively, are owned by Dai-ichi Mutual Life Insurance Company.

The Series A, E and F Preferred Stock have full voting rights, subject to adjustment if LNC is in default as to the payment of dividends. If LNC is liquidated or dissolved, holders of Series A, E and F Preferred Stock will be entitled to payments of $80.00, $68.85 and $71.604 per share, respectively. The difference between the aggregate preference on liquidation value and the financial statement balance for the Series A and E Preferred Stock was $2,000,000 and $400,000, respectively, at December 31, 1994. Series A, E and F Preferred Stock have parity with respect to liquidating distributions.

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

Alternatively, if a 20% holder were to acquire LNC by means of a reverse merger in which LNC and its stock survive or were to engage in certain "self-dealing" transactions, each Right not owned by the 20% holder would entitle its holder to purchase, for $75, Common Stock of LNC having a market value of $150. LNC can redeem each Right for one cent at any time prior to its becoming exercisable. The Rights expire in November 1996. As of December 31, 1994, there were 94,477,942 Rights outstanding.

During February 1993, LNC issued 9,200,000 shares of Common Stock. The proceeds from this offering, net of issuance and distribution costs, were $316,100,000. During November 1994, LNC purchased and retired 500,000 shares of Common Stock at a total cost of $18,400,000.

During May 1994, LNC's Articles of Incorporation were amended to increase the number of authorized shares of Common Stock from 400,000,000 to 800,000,000.

Earnings per share are computed based on the average number of common shares outstanding during each year (1994 - 103,863,196; 1993 - 102,307,356; 1992 -
92,977,312) after assuming conversion of the Series A, E and F Preferred Stock. The effect of stock options is not dilutive in the computation of earnings per share.

Details underlying the balance sheet caption "Net Unrealized Gain (Loss) on Securities Available-for-Sale," are as follows:

December 31                                 (in millions)      1994      1993


Fair value of securities available-for-sale ------------- $22,682.7 $25,044.7
Cost of securities available-for-sale -------------------  23,142.2  23,115.8
  Unrealized Gain (Loss) --------------------------------    (459.5)  1,928.9
Adjustments to deferred acquisition costs ---------------     162.1    (429.2)
Amounts required to satisfy policyholder commitments ----      14.1     (58.3)
Amounts related to disposal of subsidiary included in
 other liabilities --------------------------------------       --      (30.1)
Deferred income credits (taxes) -------------------------     107.8    (496.6)
Valuation allowance for deferred tax assets -------------    (135.6)      --
  Net Unrealized Gain (Loss) on Securities
   Available-for-Sale ----------------------------------- $  (311.1) $  914.7


Adjustments to deferred acquisition costs and amounts required to satisfy policyholder commitments are netted against the Deferred Acquisition Costs asset account and included with the Future Policy Benefits, Claims and Claim Expenses liability account on the balance sheet, respectively.

11.  Sale of Subsidiaries

In December 1993, LNC recorded a provision for loss of $98,500,000 (also $98,500,000 after-tax) in the "Other Operations" segment for the sale of Security-Connecticut Corporation ("Security-Connecticut"). The sale was completed on February 2, 1994 through an initial public offering and LNC received cash and notes, net of related expenses, totaling $237,700,000. The loss on sale and disposal expenses did not differ materially from the estimate recorded in the fourth quarter of 1993. For the years ended December 31, 1993 and 1992, Security-Connecticut, which operated in the Life Insurance and Annuities segment, had revenues of $274,500,000 and $252,400,000, respectively, and net income of $24,000,000 and $26,200,000, respectively. As of December 31, 1993, Security-Connecticut had assets of $1,830,600,000 and liabilities of $1,504,900,000.

In 1994, LNC completed the sale of 71% of EMPHESYS (parent company of Employers Health Insurance Company, which comprised LNC's Employee Life-Health Benefit segment) for $244,700,000 of cash, net of related expenses, and a $50,000,000 promissory note. A gain on sale of $48,800,000 (also $48,800,000 after-tax) was recognized in 1994 in "Other Operations". For the years ended December 31, 1993 and 1992, EMPHESYS had revenues of $1,304,700,000 and $1,247,600,000, and net income of $55,300,000 and $43,900,000, respectively.
EMPHESYS had revenues and net income of $314,900,000 and $14,400,000, respectively, during the three months of ownership in 1994. As of December 31, 1993, EMPHESYS had assets of $793,700,000 and liabilities of $453,400,000.

12.  Subsequent Event

In December 1994, LNC announced that it had signed a definitive agreement to acquire an investment management company, Delaware Management Holdings, Inc. ("Delaware"). The purchase price, including LNC's expected expenses associated with the acquisition, is approximately $305,000,000 plus contingent payments of $22,500,000 which are based on the level of Delaware's future investment management revenues. Also, the assumption of debt in connection with this acquisition includes approximately $25,000,000 of short-term debt and will add $180,000,000 (face amount) to consolidated long-term debt. This transaction, which is expected to close in the second quarter of 1995, will be accounted for on the basis of purchase accounting and, accordingly, the results of their operation will be included in LNC's consolidated financial statements from the closing date. Although purchase accounting adjustments have not been finalized, management does not believe that consolidated results would have been materially different had this acquisition been completed at the beginning of 1994.

Report of Ernst & Young LLP, Independent Auditors

Board of Directors
Lincoln National Corporation

We have audited the accompanying consolidated balance sheets of Lincoln National Corporation as of December 31, 1994 and 1993, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lincoln National Corporation at December 31, 1994 and 1993, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in note 2 to the consolidated financial statements, in 1993 the Corporation changed its method for accounting for postretirement benefits other than pensions, accounting for impairment of loans, and accounting for certain investments in debt and equity securities.



                                          Ernst & Young LLP

Fort Wayne, Indiana
February 8, 1995



Item 9.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

There have been no disagreements with LNC's independent auditors which are reportable pursuant to Item 304 of Regulation S-K.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information for this item relating to directors of LNC is incorporated by reference to the sections captioned "NOMINEES FOR DIRECTOR", "DIRECTORS CONTINUING IN OFFICE", and "COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES AND EXCHANGE ACT OF 1934", of LNC's Proxy Statement for the Annual Meeting scheduled for May 11, 1995.

Executive Officers of the Registrant as of December 31, 1994 were as follows:

Name                      Position with LNC and Business Experience
(Age)                     During the Past Five Years
Ian M. Rolland            Chairman and Director, LNC since 1992.
(61)                      President and Director, LNC (1975-1991).  Chief
                          Executive Officer, LNC since 1977.

Robert A. Anker           President, Chief Operating Officer and Director,
(53)                      LNC since 1992.  President and Chief Executive
                          Officer, American States* (1990-1991). President and Chief Operating Officer, American States*
                          (1985-1990).

Jon A. Boscia             President, Chief Operating Officer, LNL* since
(43)                      May 1994.  Executive Vice President, LNC (1991-
                          May 1994).  President, Lincoln National Investment
                          Management Company ("LNIMC")* (1991-May 1994).
                          Executive Vice President, LNIMC* (1985-1991).

George E. Davis           Senior Vice President, LNC since 1993.
(52)                      Vice President, Eastman Kodak Co. (1985-1993).

P. Kenneth Dunsire        Executive Vice President, LNC since 1986.  [Retired
(63)                      January 1995]

Jack D. Hunter            Executive Vice President, LNC since 1986.  General
(58)                      Counsel since 1971.

Barbara S. Kowalczyk      Senior Vice President, LNC since May 1994.
(44)                      Senior Vice President, LNIMC* (1992-May 1994).  Vice
                          President LNIMC* (1985-1992).

F. Cedric McCurley        President and Chief Executive Officer, American
(60)                      States* since 1992.  Executive Vice President,
                          American States* (1986-1991).

H. Thomas McMeekin        Executive Vice President, LNC since May 1994.
(41)                      President, LNIMC* since May 1994.  Senior Vice
                          President, LNC (1992-May 1994).  Executive Vice
                          President, LNIMC* (February 1992-November 1992).
                          Senior Vice President, LNIMC* (1987-1992).

Richard S. Robertson      Executive Vice President, LNC since 1986.
(52)

Gabriel L. Shaheen        Executive Vice President, LNL* since May 1994.
(41)                      Senior Vice President, LNL* 1991-May 1994), Vice
                          President, LNL* (1987-1991).

Richard C. Vaughan        Executive Vice President and Chief Financial
(45)                      Officer, LNC since January 1995.  Senior Vice
                          President and Chief Financial Officer, LNC (1992-
                          January 1995).  Senior Vice President, LNL* (1990-
                          1992).  Vice President, EQUICOR, Inc. (1988-1990).

Donald L. Van Wyngarden   Second Vice President & Controller, LNC since 1975.
(55)

*Denotes a subsidiary of LNC

There is no family relationship between any of the foregoing executive officers, all of whom are elected annually.

Item 11. Executive Compensation

Information for this item is incorporated by reference to the section cap-tioned "EXECUTIVE COMPENSATION" of LNC's Proxy Statement for the Annual Meeting scheduled for May 11, 1995.

Item 12. Security Ownership of Certain Beneficial Owners and
Management

Information for this item is incorporated by reference to the sections captioned "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS" and "SECURITY OWNERSHIP OF DIRECTORS, NOMINEES AND EXECUTIVE OFFICERS" of LNC's Proxy Statement for the Annual Meeting scheduled for May 11, 1995.

Item 13. Certain Relationships and Related Transactions

Information for this item is incorporated by reference to the section cap-tioned "TERMINATION OF EMPLOYMENT ARRANGEMENT" of LNC's Proxy Statement for the Annual Meeting scheduled for May 11, 1995.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

Item 14(a)(1) Financial Statements

The following consolidated financial statements of Lincoln National Corpora-

tion and subsidiaries are included in Item 8:

   Consolidated Balance Sheets - December 31, 1994 and 1993

   Consolidated Statements of Income - Years ended December 31, 1994, 1993 and 1992

   Consolidated Statements of Shareholders' Equity - Years ended December 31, 1994, 1993 and 1992

   Consolidated Statements of Cash Flows - Years ended December 31, 1994, 1993 and 1992

   Notes to Consolidated Financial Statements

   Report of Ernst & Young LLP, Independent Auditors


Item 14(a)(2) Financial Statement Schedules

The following consolidated financial statement schedules of Lincoln National Corporation and subsidiaries are included in Item 14(d):

   I - Summary of Investments - Other than Investments in Related Parties II - Condensed Financial Information of Registrant
 III - Supplementary Insurance Information
  IV - Reinsurance
   V - Valuation and Qualifying Accounts
  VI - Supplementary Information Concerning Property-Casualty Insurance
       Operations

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

      3(a) The Articles of Incorporation of LNC as last amended May 12, 1994 are incorporated by reference to LNC's Form S-3/A (File No. 33-55379) filed with the Commission on September 15, 1994.

      3(b) The Bylaws of LNC as last amended January 1, 1992 are incorporated by reference to Exhibit 3(b) of LNC's Form 10-K for the year ended December 31, 1991 filed with the Commission on March 27, 1992.


      4(a)   Indenture of LNC dated as of January 15, 1987.

      4(b) First Supplemental Indenture dated as of July 1, 1992, to Indenture of LNC dated as of January 15, 1987, and Specimen Notes for LNC's 7 1/8% Notes due July 15, 1999 are incorporated by reference to Annex B and Annex C of LNC's Form 8-K filed with the Commission on July 7, 1992.

      4(c) First Supplemental Indenture dated as of July 1, 1992, to Indenture of LNC dated as of January 15, 1987, and Specimen Notes for LNC's 7 5/8% Notes due July 15, 2002 are incorporated by reference to Annex B and Annex D of LNC's Form 8-K filed with the Commission on July 7, 1992.

      4(d) Fiscal Agency Agreement related to sale of $100,000,000 aggregate principal amount of 9 3/4% Notes of LNC due October 20, 1995 and the specimen of 9 3/4% Notes are incorporated by reference to Exhibit 4(d) of LNC's Form 10-K for the year ended December 31, 1993, filed with the Commission on March 30, 1994.

      4(e)   Rights Agreement dated November 7, 1986.

      4(f) Rights Agreement date July 5, 1990 is incorporated by reference to Exhibit No. 28 of LNC's Registration Statement on Form S-3, (File No. 33-55652), filed with the Commission on December 11, 1992.

      4(g) Indenture for LNC's 9 1/8% Debentures due October 1, 2024 are incorporated by reference to Exhibits No. 4(c) of LNC's S-3/A (File No. 33-55379), filed with the Commission on September 15, 1994.

      4(h) Specimen Debenture of LNC's 9 1/8% Debentures due October 1, 2024 is incorporated herein by reference to Schedule I of LNC's Form 8-K filed with the Commission on September 29, 1994.
             1994.


     10(a)*  The Lincoln National Corporation 1986 Stock Option Incentive
             Plan as last amended and restated is incorporated by reference to Exhibit No.1 of LNC's Proxy filed with the Commission on March 31, 1994.

     10(b)* The Lincoln National Corporation 1982 Stock Option Incentive Plan as last amended May 7, 1987 is incorporated by reference to
             Exhibit 10(b) of LNC's Form 10-K for the year ended December 31, 1993, filed with the Commission on March 30, 1994.

     10(c)* The Lincoln National Corporation Executives' Salary Continuation Plan as last amended January 1, 1992 is incorporated by reference to Exhibit 10(c) of LNC's Form 10-K for the year ended December 31, 1992, filed with the Commission on March 30, 1993.

     10(d)* The Lincoln National Corporation Executive Value Sharing Plan is incorporated by reference to Exhibit No. 4 of LNC's Proxy filed with the Commission on March 31, 1993.

     10(e)* Lincoln National Corporation Executives' Severance Benefit Plan as last amended January 10, 1990, is incorporated by reference to Exhibit 10(f) of LNC's Form 10-K for the year ended December 31, 1990, filed with the Commission on March 28, 1991.

     10(f)* The Lincoln National Corporation Outside Directors Retirement Plan as last amended March 15, 1990, is incorporated by reference to Exhibit 10(g) of LNC's Form 10-K for the year ended December 31, 1990, filed with the Commission on March 28, 1991.

     10(g)* The Lincoln National Corporation Outside Directors Benefits Plan is incorporated by reference to Exhibit 10(h) of LNC's Form 10-K for the year ended December 31, 1992, filed with the Commission on March 30, 1993.

     10(h)* Descriptions of compensation arrangements with Executive Officers is incorporated by reference to Exhibit 10(m) of LNC's Form 10-K for the year ended December 31, 1993, filed with the Commission on March 30, 1994.

     10(i)* The Lincoln National Corporation Executives' Supplemental Pension Benefit Plan is incorporated by reference to Exhibit 10(n) of LNC's Form 10-K for the year ended December 31, 1992, filed with the Commission on March 30, 1993.

     10(j)* Lincoln National Corporation Executive Savings and Profit Sharing Plan as amended January 1, 1992 is incorporated by reference to Exhibit 10(o) of LNC's Form 10-K for the year ended December 31, 1992, filed with the Commission on March 30, 1993.

     10(k)* Lincoln National Corporation 1993 Stock Plan for Non-Employee Directors is incorporated by reference to Exhibit 10(q) of LNC's Form 10-K for the year ended December 31, 1993, filed with the Commission on March 30, 1994.

     10(l)* Lincoln National Corporation Executives' Excess Compensation Benefit Plan is incorporated by reference to Exhibit 10(r) of LNC's Form 10-K for the year ended December 31, 1993, filed with the Commission on March 30, 1994.

     10(m) Lease and Agreement dated August 1, 1984, with respect to the American States' Home Office property, is incorporated by reference to Exhibit 10(i) of LNC's Form 10-K for the year ended December 31, 1990, filed with the Commission on March 28, 1991.

     10(n) Lease and Agreement dated August 1, 1984, with respect to LNL's Home Office properties located at Clinton Street and Harrison Street, Fort Wayne, Indiana, is incorporated by reference to
             Exhibit 10(j) of LNC's Form 10-K for the year ended December 31, 1990, filed with the Commission on March 28, 1991.

     10(o) Lease and Agreement dated August 1, 1984, with respect to LNL's Home Office property located at Magnavox Way, Fort Wayne, Indiana is incorporated by reference to Exhibit No. 10(i) of LNC's Form 10-K for the year ended December 31, 1990, filed with the Commission March 28, 1991. [Former lessee name was Lincoln National Pension Insurance Company which was merged with LNL, effective January 1, 1989.]

     10(p) Lease and Agreement dated December 1, 1994 with respect to LNC's Corporate Office located at 200 East Berry Street, Fort Wayne, Indiana.

             *This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.

     11      Computation of Per Share Earnings.
     21      List of Subsidiaries of LNC.
     23      Consent of Ernst & Young LLP, Independent Auditors.
     27      Financial Data Schedule.
     28      Information from Reports Furnished to State Insurance.
              Regulatory Authorities.




Item 14(b) - During the fourth quarter of the year ended
             December 31, 1994, no reports on Form 8-K were filed with the Commission.


Item 14(c) - The exhibits of Lincoln National Corporation
             and subsidiaries are listed in Item 14(a)(3) above.


Item 14(d) - The financial schedules for Lincoln National
             Corporation and subsidiaries follow on pages through 31-59.


               LINCOLN NATIONAL CORPORATION AND SUBSIDIARIES

       SCHEDULE I - SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS
            IN RELATED PARTIES

December 31, 1994    (000's omitted)

        Col. A                         Col. B         Col. C         Col. D
                                                                   Amount at
                                                                  Which Shown
                                                                    in the
Type of Investment                      Cost          Value      Balance Sheet


Fixed maturity securities
 available-for-sale:
  Bonds:
    United States Government
     and government agencies
     and authorities ------------- $ 1,673,071    $ 1,632,779   $ 1,632,779
    States, municipalities and
     political subdivisions ------   2,386,211      2,377,707     2,377,707
    Mortgage-backed securities ---   5,215,536      5,106,408     5,106,408
    Foreign governments ----------     624,348        611,893       611,893
    Public utilities -------------   2,734,853      2,608,830     2,608,830
    Convertibles and bonds
     with warrants attached ------     115,539        117,591       117,591
    All other corporate bonds ----   9,316,299      9,066,223     9,066,223
  Redeemable preferred stocks ----     128,222        122,723       122,723
     Total -----------------------  22,194,079     21,644,154    21,644,154

Equity securities available-for-sale:
  Common stocks:
    Public utilities -------------      29,506         29,195        29,195
    Banks, trusts  and
     insurance companies ---------      72,722        110,526       110,526
    Industrial, miscellaneous
     and all other ---------------     573,344        639,107       639,107
  Nonredeemable preferred stocks -     272,563        259,789       259,789
     Total Equity Securities -----     948,135      1,038,617     1,038,617

Mortgage loans on real estate ----   2,915,758                    2,853,083(A)

Real estate:
  Investment properties ----------     571,912                      571,912
  Acquired in
   satisfaction of debt ----------     213,580                      134,942(A)

Policy loans ---------------------     553,272                      553,272

Other investments ----------------     198,897                      175,121(A)
     Total Investments ----------- $27,595,633                  $26,971,101


(A) Investments which are deemed to have declines in value that are other than temporary are written down or reserved for to reduce their carrying value to their estimated realizable value.



               LINCOLN NATIONAL CORPORATION AND SUBSIDIARIES

        SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                              BALANCE SHEETS

             Lincoln National Corporation (Parent Company Only)

December 31                      (000's omitted)         1994           1993


Assets:
  Investments in subsidiaries* ------------------  $3,779,282     $4,870,705
  Investments -----------------------------------      28,726         43,868
  Investment in unconsolidated affiliate --------     114,345             --
  Cash and invested cash ------------------------     523,132        271,721
  Property and equipment ------------------------       9,895          5,941
  Accrued investment income ---------------------         211             16
  Receivable from subsidiaries* -----------------      66,724         62,835
  Loans to subsidiaries* ------------------------      36,480         16,025
  Dividends receivable from subsidiaries* -------      45,000         80,000
  Goodwill --------------------------------------       9,355         10,008
  Other assets ----------------------------------      10,184        116,215

    Total Assets --------------------------------  $4,623,334     $5,477,334


Liabilities and Shareholders' Equity

Liabilities:
  Cash collateral on loaned securities ----------  $  203,531     $  189,256
  Dividends payable -----------------------------      40,531         38,591
  Short-term debt -------------------------------     229,444        312,867
  Long-term debt --------------------------------     397,705        298,422
  Loans from subsidiaries* ----------------------     600,308        328,467
  Federal income taxes (recoverable) payable ----      (2,387)        30,717
  Accrued expenses and other liabilities --------     112,142        206,693

    Total Liabilities ---------------------------   1,581,274      1,405,013


Shareholders' Equity:
  Series A Preferred Stock ---------------------        1,420          1,553
  Series E Preferred Stock ---------------------      151,206        151,206
  Series F Preferred Stock ---------------------      158,707        158,707
  Common Stock ---------------------------------      555,382        543,659
  Earned surplus -------------------------------    2,479,532      2,303,731
  Foreign currency translation adjustment ------        6,890         (1,214)
  Net unrealized gain (loss) on investment
   securities available-for-sale [including
   unrealized gain (loss) of subsidiaries:
   1994 - (325,366,000), 1993 - $891,971,000] --     (311,077)       914,679

     Total Shareholders' Equity ----------------    3,042,060      4,072,321

     Total Liabilities and
      Shareholders' Equity ---------------------   $4,623,334     $5,477,334

*Eliminated in consolidation.

 These condensed financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes of Lincoln National Corporation and subsidiaries (see pages 31 through 59).


               LINCOLN NATIONAL CORPORATION AND SUBSIDIARIES

       SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                (Continued)

                           STATEMENTS OF INCOME

            Lincoln National Corporation (Parent Company Only)

Year Ended December 31          (000's omitted)    1994       1993       1992


Revenue:
  Dividends from subsidiaries* --------------- $309,460   $155,980   $ 60,324
  Interest from subsidiaries* ----------------    1,080      1,730      1,799
  Pre-closing dividend from subsidiaries sold-      --         --      40,917
  Equity in earnings of
   unconsolidated affiliate ------------------   13,119        --         --
  Net investment income ----------------------   20,376     14,634     22,610
  Realized gain (loss) on investments --------  (20,016)    27,106     49,807
  Other --------------------------------------    1,373        (61)     1,235
    Total Revenue ----------------------------  325,392    199,389    176,692

Expenses:
  Operating and administrative ---------------   40,919     21,682     32,078
  Interest-subsidiaries* ---------------------   23,815     13,811     18,246
  Interest-other -----------------------------   45,976     41,136     51,861
    Total Expenses ---------------------------  110,710     76,629    102,185

    Income before Federal Income Tax benefits,
     Equity in Undistributed Net Income of
     Subsidiaries and Cumulative Effect
     of Accounting Change --------------------  214,682    122,760     74,507

Federal income tax benefits ------------------  (36,574)    (6,032)    (7,521)

    Income Before Equity in
     Undistributed Net Income of
     Subsidiaries and Cumulative
     Effect of Accounting Change -------------  251,256    128,792     82,028

Equity in undistributed net income of
 subsidiaries --------------------------------   98,642    286,491    277,143

    Income Before Cumulative Accounting
     Change ----------------------------------  349,898    415,283    359,171

Cumulative effect of accounting change:
 Parent company ------------------------------      --      (8,006)       --
 Subsidiaries --------------------------------      --     (88,425)       --
    Total Accounting Change ------------------      --     (96,431)       --

    Net Income ------------------------------- $349,898   $318,852   $359,171


*Eliminated in consolidation.


 These condensed financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes of Lincoln National Corporation and subsidiaries (see pages 31 through 59).


               LINCOLN NATIONAL CORPORATION AND SUBSIDIARIES
       SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                (Continued)

                         STATEMENTS OF CASH FLOWS

            Lincoln National Corporation (Parent Company Only)

Year Ended December 31          (000's omitted)      1994      1993      1992


Cash Flows from Operating Activities:
Net Income -----------------------------------   $349,898  $318,852  $359,171

Adjustments to reconcile net income to net
 cash provided by operating activities:
   Equity in undistributed net income
    of subsidiaries* -------------------------    (63,642) (278,065) (264,833)
   Equity in undistributed earnings of
    unconsolidated affiliate -----------------    (13,119)      --        --
   Realized (gain) loss on investments -------     20,016   (27,106)  (49,807)
   Cumulative effect of accounting change ----        --      8,006       --
   Other -------------------------------------    (32,757)   23,375    10,088
     Net Adjustments -------------------------    (89,502) (273,790) (304,552)

     Net Cash Provided by
      Operating Activities -------------------    260,396    45,062    54,619

Cash Flows from Investing Activities:
  Net sales (purchases) of investments -------    (22,106)   31,648    86,448
  Cash collateral on loaned securities -------     14,275     9,547   (31,746)
  Net investment in subsidiaries* ------------     (2,744) (105,846) (103,149)
  Sale of subsidiaries -----------------------        --        --    145,270
  Investment in unconsolidated affiliate -----   (103,470)      --        --
  Net (purchase) sale of property
   and equipment -----------------------------     (5,109)   (5,563)    5,141
  Other --------------------------------------      7,379     3,147   (24,079)
    Net Cash Provided by (Used in)
     Investing Activities --------------------   (111,775)  (67,067)   77,885

Cash Flows from Financing Activities:
  Principal payments on long-term debt -------   (100,717)      --    (31,283)
  Issuance of long-term debt -----------------    200,000       --    197,737
  Net decrease in short-term debt ------------    (83,423) (207,231) (225,503)
  Increase (decrease) in loans from
   subsidiaries* -----------------------------    271,841  (127,602)  113,436
  Decrease (increase) in loans to
   subsidiaries* -----------------------------    (20,455)   34,725    50,091
  Decrease (increase) in receivables from
   subsidiaries* -----------------------------     (3,889)  (14,235)   40,735
  Public offering of Common Stock ------------       --     316,100       --
  Common Stock issued for benefit plans ------     29,985    26,230    21,018
  Retirement of Common Stock -----------------    (18,395)      --        --
  Dividends paid to shareholders -------------   (172,157) (156,235) (139,151)
    Net Cash Provided by (Used in)
     Financing Activities --------------------    102,790  (128,248)   27,080

    Net Increase (Decrease) in Cash ----------    251,411  (150,253)  159,584

Cash at beginning of year --------------------    271,721   421,974   262,390

    Cash at End of Year ----------------------   $523,132  $271,721  $421,974

*Eliminated in consolidation.

 These condensed financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes of Lincoln National Corporation and subsidiaries (see pages 31 through 59).

                               LINCOLN NATIONAL CORPORATION AND SUBSIDIARIES

                          SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION

Column A                Column B      Column C       Column D     Column E     Column F    Column G

                                              Future Policy                  Other
                                                 Benefits,                   Policy
                                  Deferred     Claims and                  Claims and                    Net
                                 Acquisition      Claim        Unearned     Benefits     Premium      Investment
         Segment                    Costs        Expenses(A)  Premiums(A)   Payable    Revenue (B)   Income (C)
                                --------------------------------(000's Omitted)---------------------------------


Year Ended December 31, 1994
  Property-Casualty ------------ $  140,122    $ 2,702,537      $732,101    $            $1,710,563   $  241,096
  Life Insurance and Annuities -  1,638,751      6,357,449        11,201                  1,030,010    1,635,891
  Life-Health Reinsurance ------    665,342      2,222,657        65,202                  1,853,880      125,447
  Employee Life-Health Benefits(D)     --             --            --                      299,338       10,838
  Other (incl. consol. adj's.) -                   (66,331)       (1,517)                                 (1,921)
    Total ---------------------- $2,444,215    $11,216,312      $806,987    $      --    $4,893,791   $2,011,351

Year Ended December 31, 1993
  Property-Casualty ------------ $  153,073    $ 2,810,037      $777,011    $            $1,841,363   $  250,633
  Life Insurance and Annuities -  1,176,852      7,305,262         6,527                    969,579    1,717,503
  Life-Health Reinsurance ------    681,206      2,340,654        76,606                  1,787,644      124,856
  Employee Life-Health Benefits-                   320,189                                1,228,606       42,931
  Other (incl. consol. adj's.) -                  (124,107)       (1,339)                                 10,596
    Total ---------------------- $2,011,131    $12,652,035      $858,805    $      --    $5,827,192   $2,146,519

Year Ended December 31, 1992
  Property-Casualty ------------ $  172,378    $ 2,672,503      $840,349    $            $2,082,953   $  287,224
  Life Insurance and Annuities -  1,430,790      6,617,403         4,587                    789,796    1,572,744
  Life-Health Reinsurance ------    509,453      1,497,314       135,543                  1,651,166      108,713
  Employee Life-Health Benefits-                   269,044            13                  1,184,183       37,775
  Other (incl. consol. adj's.) -      5,275         68,296             5                        268      (19,160)
    Total ---------------------- $2,117,896    $11,124,560      $980,497    $      --    $5,708,366   $1,987,296






        Column A                  Column H       Column I       Column J      Column K
                                                 Amortiza-
                                  Benefits,       tion of
                                   Claims,       Deferred
                                     and         Policy Ac-      Other
                                    Claim        quisition      Operating     Premiums
         Segment                  Expenses         Costs       Expenses (C)    Written
                                ----------------------(000's Omitted)-----------------


Year Ended December 31, 1994
  Property-Casualty ------------ $1,262,400       $361,195    $  169,049    $1,664,483
  Life Insurance and Annuities -  1,904,352         89,916       514,384
  Life-Health Reinsurance ------  1,463,819        147,226       289,488
  Employee Life-Health Benefits(D)  218,672                       73,355
  Other (incl. consol. adj's.) -                                 114,213
    Total ---------------------- $4,849,243       $598,337    $1,160,489

Year Ended December 31, 1993
  Property-Casualty ------------ $1,406,781       $384,185    $  187,654    $1,766,649
  Life Insurance and Annuities -  1,883,656        139,824       371,756
  Life-Health Reinsurance ------  1,421,329         42,549       561,790
  Employee Life-Health Benefits-    916,513                      294,810
  Other (incl. consol. adj's.) -                     5,274        85,807
    Total ---------------------- $5,628,279       $571,832    $1,501,817

Year Ended December 31, 1992
  Property-Casualty ------------ $1,721,802       $435,353    $  229,426    $2,003,534
  Life Insurance and Annuities -  1,723,165        122,652       395,874
  Life-Health Reinsurance ------  1,349,444         (3,955)      352,025
  Employee Life-Health Benefits-    902,096                      276,616
  Other (incl. consol. adj's.) -      3,936          9,621        91,349
    Total ---------------------- $5,700,443       $563,671    $1,345,290

 (A) Following the adoption of FAS 113 in 1993, the 1993 and 1994 amounts are presented on a gross-of-reinsurance basis;
     the 1992 amounts are presented on a net-of-reinsurance basis.

 (B) Includes insurance fees on universal life and other interest sensitive products.

 (C)
   The allocation of expenses between investments and other operations are based on a number of assumptions and estimates.
     Results would change if different methods were applied.

 (D) Includes data through the March 21, 1994 date of sale of the direct writer of employee life-health coverages.



                               LINCOLN NATIONAL CORPORATION AND SUBSIDIARIES

                                    SCHEDULE IV - REINSURANCE (A)


         Column A                       Column B         Column C          Column D        Column E         Column F
                                                           Ceded           Assumed                         Percentage of
                                          Gross           to Other        from Other          Net         Amount Assumed
                                          Amount         Companies        Companies         Amount            to Net

                                       -------------------------(000's Omitted)-----------------------
Year Ended December 31, 1994


  Life insurance in force ------------  $93,505,000      $35,366,000     $106,161,000     $164,300,000         64.7%

  Premiums:
    Property-casualty insurance ------   $1,689,070         $ 78,381       $   99,874       $1,710,563          5.8%
    Life insurance (B) ---------------    1,040,134           47,022        1,104,464        2,097,576         52.7
    Health insurance -----------------      668,091          357,536          775,097        1,085,652         71.4
      Total --------------------------   $3,397,295         $482,939       $1,979,435       $4,893,791

Year Ended December 31, 1993

  Life insurance in force ------------ $144,054,000      $46,255,000      $89,712,000     $187,511,000         47.8%

  Premiums:
    Property-casualty insurance ------   $1,760,560         $ 71,472       $  152,275       $1,841,363          8.3%
    Life insurance (B) ---------------    1,086,349          139,013        1,129,235        2,076,571         54.4
    Health insurance -----------------    1,376,038           80,731          613,951        1,909,258         32.2
      Total --------------------------   $4,222,947         $291,216       $1,895,461       $5,827,192

Year Ended December 31, 1992

  Life insurance in force ------------ $131,104,000      $46,938,000      $86,881,000     $171,047,000         50.8%

  Premiums:
    Property-casualty insurance ------   $1,954,569         $ 99,858       $  228,242       $2,082,953         11.0%
    Life insurance (B) ---------------      895,004          151,975        1,024,593        1,767,622         58.0
    Health insurance -----------------    1,184,817           34,391          707,365        1,857,791         38.1
      Total --------------------------   $4,034,390         $286,224       $1,960,200       $5,708,366


(A)  Special-purpose bulk reinsurance transactions have been excluded.

(B) Includes insurance fees on universal life and other interest sensitive products.


                         LINCOLN NATIONAL CORPORATION AND SUBSIDIARIES
                         SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS

          Col. A                           Col. B                 Col. C                      Col. D          Col. E
                                                                Additions
                                         Balance at        (1)               (2)                             Balance at
                                         Beginning      Charged to      Charged to Other     Deductions-       End of
      Description                        of Period   Costs & Expenses Accounts-Describe(A)   Describe(B)       Period
                                         ------------------------------(000's Omitted)--------------------------------
Year Ended December 31, 1994


Deducted from Asset Accounts:
  Reserve for Mortgage Loans
   on Real Estate --------------------    $226,639       $ 18,232                            $(182,196)       $ 62,675
  Reserve for Real Estate ------------     121,427         14,861                              (57,650)         78,638
  Reserve for Other Long-term
   Investments -----------------------      27,196          1,726                               (5,146)         23,776
Included in Other Liabilities:
  Investment Guarantees --------------      18,535          2,480                               (7,939)         13,076

Year Ended December 31, 1993

Deducted from Asset Accounts:
  Reserve for Mortgage Loans
   on Real Estate --------------------    $134,476       $140,568                             $(48,405)       $226,639
  Reserve for Real Estate ------------     131,060         33,389                              (43,022)        121,427
  Reserve for Other Long-term
   Investments -----------------------      40,307          4,321                              (17,432)         27,196
Included in Other Liabilities:
  Investment Guarantees --------------      30,033          1,427                              (12,925)         18,535

Year Ended December 31, 1992

Deducted from Asset Accounts:
  Reserve for Mortgage Loans
   on Real Estate --------------------    $ 72,094       $ 91,909       $(22,540)             $ (6,987)       $134,476
  Reserve for Real Estate ------------      92,000         36,034         22,540               (19,514)        131,060
  Reserve for Other Long-term
   Investments -----------------------      23,220         20,341                               (3,254)         40,307
Included in Other Liabilities:
  Investment Guarantees --------------      24,950          6,883                               (1,800)         30,033


(A)  Transfer between investment classifications.

(B)  Deductions reflect sales or foreclosures of the underlying holdings.




                       LINCOLN NATIONAL CORPORATION AND SUBSIDIARIES

SCHEDULE VI - SUPPLEMENTARY INFORMATION CONCERNING PROPERTY-CASUALTY
INSURANCE OPERATIONS


        Column A                Column B      Column C       Column D      Column E    Column F     Column G

                                Deferred     Reserves for    Discount,
     Affiliation                 Policy      Unpaid Claims    if any                                    Net
        with                   Acquisition     and Claim    Deducted in     Unearned     Earned    Investment
     Registrant                   Costs       Expenses(A)    Column C     Premiums(A)     Premium     Income
                              ----------------------------(000's Omitted)-----------------------------------


Consolidated subsidiaries:

Year Ended December 31, 1994     $140,122   $2,702,537      $     --        $732,101    $1,710,563  $241,096

Year Ended December 31, 1993     $153,073   $2,810,037      $     --        $777,011    $1,841,363  $250,633

Year Ended December 31, 1992     $172,378   $2,672,503      $     --        $840,349    $2,082,953  $287,224








   Column A                           Column H           Column I      Column J   Column K
                                   Claims and Claim
                                 Expenses (Credits)     Amortization
                                 Incurred Related to    of Deferred      Paid
     Affiliation                   (1)          (2)        Policy       Claims
        with                     Current       Prior     Acquisition   and Claim     Premium
     Registrant                   Year        Years        Costs        Expenses     Written
                               ----------------------(000's omitted)--------------------------





Consolidated subsidiaries:

Year Ended December 31, 1994   $1,340,600     $(78,200)   $361,195   $1,347,600   $1,664,483

Year Ended December 31, 1993   $1,433,270     $(26,489)   $384,185   $1,494,764   $1,766,649

Year Ended December 31, 1992   $1,670,603     $ 46,965    $435,353   $1,547,486   $2,003,534




(A) Following the adoption FAS 113 in 1993, the 1993 and 1994 amounts are presented on a gross-of-reinsurance basis;
    the 1992 amounts are presented on a net-of-reinsurance basis.


               LINCOLN NATIONAL CORPORATION AND SUBSIDIARIES
             EXHIBIT INDEX FOR THE ANNUAL REPORT ON FORM 10-K

                   For the Year Ended December 31, 1994

Exhibit
Number                                                                    Page
 3(a)   Articles of Incorporation of LNC as last amended
          May 12, 1994.*
 3(b)   Bylaws of LNC as last amended January 1, 1992.*

 4(a)   Indenture of LNC due January 15, 1987.                             76
 4(b)   Indenture for 7 1/8% due July 15, 1999 and
          Specimen Notes.*
 4(c)   Indenture for 7 5/8% Notes due July 15, 2002 and
          Specimen Notes.*
 4(d)   Fiscal Agency Agreement for 9 3/4% Notes due
          October 30, 1995, and Specimen Notes.*
 4(e)   Rights Agreement dated November 7, 1986.                          110
 4(f)   Right Agreement date July 5, 1990.*
 4(g)   Indenture for 9 1/8% Notes due October 1, 2024 and
          Specimen Notes.*
 4(h)   Specimen Debenture for 9 1/8% Notes due October 1, 2024.*

10(a)   Lincoln National Corporation 1986 Stock Option
          Incentive Plan.*
10(b)   Lincoln National Corporation 1982 Stock Option
          Incentive Plan.*
10(c)   The Lincoln National Corporation Executives'
          Salary Continuation Plan.*
10(d)   The Lincoln National Corporation Executive Value
          Sharing Plan.*
10(e)   Lincoln National Corporation Executives' Severance
          Benefit Plan as last amended January 10, 1990.*
10(f)   The Lincoln National Corporation Outside Directors
          Retirement Plan.*
10(g)   The Lincoln National Corporation Outside Directors
          Benefits Plan.*
10(h)   Descriptions of Compensation Arrangements with
          Executive Officers.*
10(i)   The Lincoln National Corporation Executives'
          Supplemental Pension Benefit Plan.*
10(j)   The Lincoln National Corporation Executive Savings and
          Profit Sharing Plan as last amended January 1, 1992.*
10(k)   Lincoln National Corporation 1993 Stock Plan for Non-
          Employee Directors.*
10(l)   Lincoln National Corporation Executives' Excess
          Compensation Benefit Plan.*
10(m)   Lease and Agreement dated August 1, 1984, with respect
          to the American States' home office property.*
10(n)   Lease and Agreement dated August 1, 1984, with respect
          to LNL's home office property.*
10(o)   Lease and Agreement dated August 1, 1984, with respect
          to additional LNL home office property.*
10(p)   Lease dated February 14, 1991, with respect to LNC's
          Corporate Offices.                                              145

11      Computation of Per Share Earnings.                                169
21      List of Subsidiaries of LNC.                                      170
23      Consent of Ernst & Young LLP, Independent Auditors.               180
27      Financial Data Schedule.                                          181
28      Information from Reports Furnished to State Insurance
          Regulatory Authorities.  [Data shown on this report is on       182
          a "Combined" basis and does not include data for subsidiaries sold.]

        *Incorporated by Reference

                              Signature Page

                       LINCOLN NATIONAL CORPORATION

Pursuant to the requirements
of Section 13 or 15(d) of
the Securities Exchange Act      By /s/ Ian M. Rolland          March 9, 1995
of 1934, LNC has duly caused        Ian M. Rolland,
this report to be signed on         (Chairman, Chief Executive Officer and
behalf by the under-                 Director)
signed, thereunto duly
authorized.                      By /s/ Robert A. Anker         March 9, 1995
                                    Robert A. Anker,
                                    (President, Chief Operating Officer and
                                     Director)

                                 By /s/ Richard C. Vaughan      March 9, 1995
                                    Richard C. Vaughan,
                                    (Executive Vice President and Chief
                                     Financial Officer)

                                 By /s/ Donald L. Van Wyngarden March 9, 1995
                                    Donald L. Van Wyngarden
                                    (Second Vice President and Controller)


Pursuant to the requirements     By /s/ J. Patrick Barrett      March 9, 1995
of the Securities Exchange          J. Patrick Barrett
Act of 1934, this report
has been signed below by         By /s/ Thomas D. Bell, Jr.     March 9, 1995
the following Directors             Thomas D. Bell, Jr
of LNC on the date indicated.
                                 By /s/ Daniel R. Efroymson     March 9, 1995
                                    Daniel R. Efroymson

                                 By /s/ Harry L. Kavetas        March 9, 1995
                                    Harry L. Kavetas

                                 By /s/ M. Leanne Lachman       March 9, 1995
                                    M. Leanne Lachman

                                 By /s/ Leo J. McKernan         March 9, 1995
                                    Leo J. McKernan

                                 By /s/ Earl L. Neal            March 9, 1995
                                    Earl L. Neal

                                 By /s/ John M. Pietruski       March 9, 1995
                                    John M. Pietruski

                                 By /s/ Jill S. Ruckelshaus     March 9, 1995
                                    Jill S. Ruckelshaus

                                 By /s/ Gordon A. Walker        March 9, 1995
                                    Gordon A. Walker

                                 By /s/ Gilbert R. Whitaker,Jr. March 9, 1995
                                    Gilbert R. Whitaker,Jr.