Form 10-Q/A
period 1994-09-30
LINCOLN NATIONAL CORP
filed 1995-05-12
CIK 59558

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

         200 East Berry St., Fort Wayne, Indiana 46802-2706

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

                     Yes  [ x ]      No [  ]

This 10-Q Amendment is being filed solely for the purpose of submitting a Restated Financial Data Schedule, Exhibit 27.




            Exhibit Index for the Report on Form 10-Q/A for the Quarter Ended September 30, 1994


Exhibit Number      Description                        Page Number

      27            Restated Financial Data Schedule         3




                          SIGNATURES


                    Pursuant to the requirements of the

                    Securities Exchange Act of 1934, the registrant

                    has duly caused this report to be signed on its

                    behalf by the undersigned, thereunto duly

                    authorized.


                                    Lincoln National Corporation



                                    By:   /S/  Richard C. Vaughan
                                          Richard C. Vaughan
                                          Executive Vice President and
                                          Chief Financial Officer



                                    By:   /S/  Donald L. Van Wyngarden
                                          Donald L. Van Wyngarden
                                          Second Vice President and Controller