Form 10-K/A
period 1994-12-31
LINCOLN NATIONAL CORP
filed 1995-05-12
CIK 59558

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                             Form 10-K/A
              ANNUAL REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934



For the Fiscal Year Ended December 31, 1994     Commission File Number 1-6028

                     LINCOLN NATIONAL CORPORATION

        (Exact name of registrant as specified in its charter)


    Indiana                                 35-1140070

(State or other jurisdiction of          (I.R.S. Employer
 incorporation or organization)           Identification No.)

         200 East Berry St., Fort Wayne, Indiana 46802-2706

            (Address of Principal Executive Offices)


Registrant's Telephone Number                   (219) 455-2000

Common Stock Outstanding March 3, 1995           94,505,345

    SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

    Title of each class                 Name of Each Exchange on
                                        Which Registered

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

                     Yes  [ x ]      No [  ]





This 10-K Amendment is being filed solely for the purpose of submitting a Restated Financial Data Schedule, Exhibit 27.




            Exhibit Index for the Report on Form 10-K/A for the Year Ended December 31, 1994


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