Form 10-Q
period 1995-03-31
LINCOLN NATIONAL CORP
filed 1995-05-12
CIK 59558

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended March 31, 1995              Commission file number 1-6028


                       LINCOLN NATIONAL CORPORATION

          (Exact name of registrant as specified in its charter)


          Indiana                                   35-1140070

 (State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                   Identification No.)

          200 East Berry Street, Fort Wayne, Indiana  46802-2706

                 (Address of Principal Executive Offices)



Registrant's telephone number                             (219) 455-2000

Common Stock Outstanding April 28, 1995                    94,582,742



Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes [ X ]          No [   ]


The exhibit index to this report is located on page 19.

PART I - FINANCIAL INFORMATION

Item 1  Financial Statements

                       LINCOLN NATIONAL CORPORATION

                       CONSOLIDATED BALANCE SHEETS

                                                 March 31      December 31
(000'S omitted)                                    1995           1994

ASSETS

Investments:
  Securities available-for-sale, at fair value:
    Fixed maturity (cost 1995 - $22,784,254;
      1994 - $22,194,079) ------------------    $22,950,184    $21,644,154
    Equity (cost 1995 - $805,764;
      1994 - $948,135) ---------------------        937,109      1,038,617
  Mortgage loans on real estate ------------      2,785,097      2,853,083
  Real estate ------------------------------        699,841        706,854
  Policy loans -----------------------------        557,112        550,672
  Other investments ------------------------        216,314        175,121

    Total Investments ----------------------     28,145,657     26,968,501

Investment in unconsolidated affiliates ----        103,146         97,054

Cash and invested cash ---------------------      1,321,867      1,041,583

Property and equipment ---------------------        208,996        185,471

Deferred acquisition costs -----------------      1,913,339      2,107,915

Premiums and fees receivable ---------------        665,800        551,679

Accrued investment income ------------------        426,466        428,959

Assets held in separate accounts -----------     16,079,256     14,301,684

Federal income taxes -----------------------        172,523        396,888

Amounts recoverable from reinsurers --------      2,197,731      2,152,327

Goodwill -----------------------------------        143,532        145,844

Other assets -------------------------------        951,789        486,855

  Total Assets -----------------------------    $52,330,102    $48,864,760


See notes to consolidated financial statements on pages 7 - 8.



                                  -3-

                       LINCOLN NATIONAL CORPORATION

                        CONSOLIDATED BALANCE SHEETS
                                -CONTINUED-

                                               March 31       December 31
(000's omitted)                                  1995             1994

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

  Policy liabilities and accruals:

    Future policy benefits, claims
      and claim expenses -------------------- $10,889,800     $10,536,512

    Unearned premiums -----------------------     802,154         804,987

      Total Policy Liabilities and Accruals -  11,691,954      11,341,499

  Contractholder funds ----------------------  17,752,612      17,250,423

  Liabilities related to separate accounts --  16,079,256      14,301,684

  Short-term debt ---------------------------     302,776         275,310

  Long-term debt ----------------------------     419,152         419,607

  Other liabilities -------------------------   2,432,626       2,234,177

    Total Liabilities -----------------------  48,678,376      45,822,700




Shareholders' Equity:

  Series A Preferred Stock
   (3/31/95 liquidation value - $3,365) -----       1,382           1,420

  Series E Preferred Stock
   (3/31/95 liquidation value - $151,569) ---     151,206         151,206

  Series F Preferred Stock
   (3/31/95 liquidation value - $158,707) ---     158,707         158,707

  Common Stock ------------------------------     557,585         555,382

  Earned surplus ----------------------------   2,569,380       2,479,532

  Foreign currency translation adjustment ---      15,344           6,890

  Net unrealized gain (loss) on securities
   available-for-sale -----------------------     198,122        (311,077)


    Total Shareholders' Equity --------------   3,651,726       3,042,060


    Total Liabilities
      and Shareholders' Equity -------------- $52,330,102     $48,864,760



See notes to consolidated financial statements on pages 7 - 8.


                                  -4-

                       LINCOLN NATIONAL CORPORATION

                     CONSOLIDATED STATEMENTS OF INCOME

                                                           Three Months Ended
                                                                March 31
(000's omitted)                                            1995        1994
Revenue:

  Insurance premiums --------------------------------- $  739,716  $1,077,234

  Insurance fees -------------------------------------    122,043     105,833

  Net investment income ------------------------------    530,147     501,841

  Equity in earnings of
    unconsolidated affiliates ------------------------      5,107         654

  Realized gain (loss) on
    investments --------------------------------------     44,100      38,095

  Gain on sale of subsidiary -------------------------        --       44,058

  Other ----------------------------------------------     42,617      38,021

      Total Revenue ----------------------------------  1,483,730   1,805,736


Benefits and Expenses:

  Benefits and settlement
    expenses -----------------------------------------    887,131   1,174,459

  Underwriting, acquisition,
    insurance and other expenses ---------------------    403,161     437,715

  Interest expense -----------------------------------     13,973      11,278

      Total Benefits and Expenses --------------------  1,304,265   1,623,452

      Net Income Before Federal
        Income Taxes ---------------------------------    179,465     182,284

Federal Income Taxes ---------------------------------     44,652      31,299


      Net Income ------------------------------------- $  134,813 $   150,985



Net Income Per Share ---------------------------------      $1.30       $1.46

Cash Dividends Per Share of
  Common Stock ---------------------------------------      $ .43       $ .41




See notes to consolidated financial statements on pages 7 - 8.

                                   -5-

                   LINCOLN NATIONAL CORPORATION

            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                         Three Months Ended March 31
                                   Number of Shares Issued         Amounts
(000's omitted from dollar amounts)    1995        1994       1995        1994

Preferred Stock:
  (Shares authorized: 10,000,000)
  Series A Preferred Stock:
    Balance at
      beginning of year --------     43,218      47,289  $   1,420    $  1,553
    Conversion into
      Common Stock -------------     (1,160)     (1,058)       (38)        (35)
       Balance at March 31 -----     42,058      46,231      1,382       1,518

  Series E and F Preferred Stock:
    Balance at beginning
      and end of period --------  4,417,897   4,417,897    309,913     309,913

Common Stock:
  (Shares authorized:
     1994 - 800,000,000;
     1993 - 400,000,000)
  Balance at beginning of year - 94,477,942  94,183,190    555,382     543,659
  Conversion of Series A
    Preferred Stock ------------      9,280       8,464         38          35
  Issued for benefit plans -----     88,189     551,657      2,165      21,442
       Balance at March 31 ----- 94,575,411  94,743,311    557,585     565,136

Earned Surplus:
  Balance at beginning of year -                         2,479,532   2,303,731
  Net income -------------------                           134,813     150,985
  Cash dividends declared ------                           (44,965)    (43,087)
       Balance at March 31 -----                         2,569,380   2,411,629

Foreign Currency Translation Adjustment:
  Accumulated adjustment at
    beginning of year ----------                             6,890      (1,214)
  Change during period ---------                             8,454         761
       Balance at March 31 -----                            15,344        (453)

Net Unrealized Gain (Loss) on
  Securities Available-for-Sale:
  Balance at beginning of year -                          (311,077)    914,679
  Change during period ---------                           509,199    (599,210)
       Balance at March 31 -----                           198,122     315,469

       Total Shareholders' Equity
         at March 31 -----------                        $3,651,726  $3,603,212


Common Stock (assuming conversion
  of Series A, E & F Preferred Stock):
       End of Period ----------- 103,747,669 103,948,953
       Average for the Period -- 103,678,382 103,541,943




See notes to consolidated financial statements on pages 7 - 8.


                       LINCOLN NATIONAL CORPORATION

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Three Months Ended
                                                               March 31
(000's omitted)                                           1995        1994

Operating Activities:
  Net income ---------------------------------------- $  134,813   $ 150,985
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Deferred acquisition costs --------------------     40,803     (36,415)
      Premiums and fees receivable ------------------   (142,908)    (31,488)
      Accrued investment income ---------------------    (14,700)    (31,171)
      Policy liabilities and accruals ---------------    137,879     (32,399)
      Contractholder funds --------------------------    349,840     359,039
      Amounts recoverable from reinsurers -----------   (138,318)   (104,352)
      Federal income taxes --------------------------    181,598       2,357
      Equity in undistributed earnings of
        unconsolidated affiliates -------------------       --          --
      Provisions for depreciation -------------------     15,302      15,576
      Realized (gain) loss on investments -----------    (44,705)    (28,550)
      Gain on sale of subsidiary --------------------       --       (44,058)
      Other -----------------------------------------    (37,014)     19,425
        Net Adjustments -----------------------------    347,777      87,964
        Net Cash Provided by Operating Activities ---    482,590     238,949


Investing Activities:

  Securities-available-for-sale:
    Purchases --------------------------------------  (4,449,100) (3,919,428)
    Sales ------------------------------------------   3,951,078   2,741,944
    Maturities -------------------------------------     182,774     367,186
  Purchase of other investments --------------------    (301,429)   (291,716)
  Sale or maturity of other investments ------------     340,700     543,781
  Sale of subsidiaries -----------------------------        --       392,754
  Increase (decrease) in cash collateral on
    loaned securities ------------------------------    (244,080)     87,852
  Other --------------------------------------------     111,999    (119,800)
        Net Cash Used in Investing Activities ------    (408,058)   (197,427)


Financing Activities:

  Principal payments on long-term debt -------------        (455)     (4,295)
  Issuance of long-term debt -----------------------           1         229
  Net increase in short-term debt ------------------      27,466      64,185
  Universal life and investment contract deposits --     786,828     610,607
  Universal life and investment
    contract withdrawals ---------------------------    (565,451)   (399,290)
  Common Stock issued for benefit plans ------------       2,165      21,442
  Dividends paid to shareholders -------------------     (44,802)    (42,858)
        Net Cash Provided by Financing Activities --     205,752     250,020

        Net Increase (Decrease) in Cash ------------     280,284     291,542

Cash at Beginning of Year --------------------------   1,041,583     709,664

        Cash at March 31 ---------------------------  $1,321,867  $1,001,206

See notes to consolidated financial statements on pages 7 - 8.

                       LINCOLN NATIONAL CORPORATION

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

The accompanying consolidated financial statements include Lincoln National Corporation ("LNC") and its majority-owned subsidiaries. Less than majority-owned entities in which LNC has at least a 20% interest are reported on the equity basis. These unaudited consolidated statements have been prepared in conformity with generally accepted accounting principles, except that they do not contain complete notes. However, in the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the results. For further information, refer to the consolidated financial statements included in LNC's annual report to shareholders or Form 10-K for the year ended December 31, 1994.

Operating results for the three months ended March 31, 1995 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1995.

2.  Reclassifications

During the first quarter of 1995, in accordance with management's current judgement of the economic effect of certain reinsurance contracts which grant statutory surplus to other insurance companies, changes have been made in the classification of assets, liabilities, revenues, and total benefits and expenses to reflect deposit accounting for such contracts. Amounts for prior periods have been reclassified to conform to the 1995 presentation. Net income and shareholders' equity are not affected by these reclassifications. Shown below, for the last three years (1992-1994) and 1994 by quarter, are the effects of the reclassifications which reduced assets/liabilities and revenues/total benefits and expenses (in millions).

                          Full Year                1994 by Quarter
                     1992   1993   1994        1st    2nd    3rd    4th

Revenues/Expenses  $766.4 $897.0 $804.5     $201.1 $196.7 $195.1 $211.6
Assets/Liabilities  505.1  555.3  465.3      674.8  758.6  637.6  465.3


3.  Federal Income Taxes

The effective tax rate on net income is lower than the prevailing corporate federal income tax rate. The difference for both 1994 and 1995 resulted principally from tax-exempt investment income. The three months ended March 31, 1994 was also affected by the fact that no income taxes were payable on the gain on sale of a subsidiary (see note 5).

4.  Earnings Per Share

Earnings per share are computed based on the average number of common shares outstanding (103,678,382 and 103,541,943 for the first three months of 1995 and 1994, respectively) after assuming conversion of the Series A, E and F Preferred Stock.

5.  Sale of Subsidiary

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

6.  Subsequent Events

On April 3, 1995, LNC completed the acquisition of Delaware Management Holdings, Inc. ("Delaware") as described in note 12 to LNC's financial statements for the year ended December 31, 1994. This acquisition resulted in goodwill of approximately $350 million and other intangible assets of $125 million. Goodwill and the other intangible assets will be amortized on a straight-line basis over 25 years and 5 to 14 years, respectively. The results of Delaware's operations will be included in LNC's consolidated financial statements from the date of close.

On April 25, 1995, LNC completed the acquisition of Laurentian Financial Group plc. This acquisition involved a purchase price of $237 million including debt assumption of $44 million. Although purchase accounting adjustments have not been finalized, management does not believe that consolidated results on a proforma basis would have been materially different for the three months ended March 31, 1995 and 1994.

                       LINCOLN NATIONAL CORPORATION

Item 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        INFORMATION

As indicated in the "Notes to Consolidated Financial Statements" (see note 5 on page 8), LNC completed the sale of 64%, of its primary direct writer of employee life-health benefit coverages subsidiary in the first quarter of 1994. As noted in the following "Review of Consolidated Operations" the sale has affected the comparability of select line items within the Consolidated Statements of Income.

REVIEW OF CONSOLIDATED OPERATIONS

     The discussion that follows focuses on the results for the three months ended March 31, 1995 compared to the results for the three months ended March 31, 1994.

Insurance Premiums

     Property casualty premiums decreased by $24.6 million or 1% compared with the three months ended March 31, 1994 primarily as the result of reevaluating underwriting actions, focusing on account selection, risk evaluation and the establishment of appropriate premiums. The decrease in property-casualty premiums is leveling and is expected to continue to level for the remainder of 1995. Excluding the impact of the subsidiary sold in 1994 (see note 5 on page 8), health premiums increased $19.1 million or 14% for the first three months of 1995 compared with the first three months of 1994 as a result of increased volumes of business in the Life-Health Reinsurance segment. Life and annuity premiums decreased by $39.4 million or 20% compared to the previous year. This decrease is the net result of increases in business volume from the Life-Health Reinsurance segment and the U.S. portion of the Life Insurance and Annuities segment being more than offset by a decrease from the United Kingdom component of the Life Insurance and Annuities segment. This decrease was the result of modifying the classification for premiums for unit-linked transactions within Lincoln National (UK) on a prospective basis to more closely conform to the classification used for universal life transactions within the U.S. operations. As noted below, there is a corresponding decrease in life and annuity benefits. Prior period data was not reclassified due to the amounts involved not being material to consolidated revenue.


Insurance Fees

     Insurance fees from the sale of universal life and other interest sensitive insurance contracts increased $16.2 million or 15% compared to the first three months of 1994 as the result of increases in the volume of transactions in the Life Insurance and Annuities segment.

Net Investment Income

     Net investment income increased $28.2 million or 6% when compared with the first three months of 1994. This is the result of a 4% increase in mean invested assets and an increase in the overall yield on investments from 7.18% to 7.28%. The increase in mean invested assets is the net result of increased volumes of business in the Life Insurance and Annuity and Life-Health Reinsurance segment being partially offset by decreases due to the sale of a subsidiary (see note 5 on page 8) and reduced volumes of business in the Property-Casualty segment.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
INFORMATION (continued)

REVIEW OF CONSOLIDATED OPERATIONS (continued)

Equity in Earnings of Unconsolidated Affiliates

     This line was added to the statement of income in 1994 following LNC's sale of 64% of its direct writer of health coverages (see note 5 on page 8). For the three months ended March 31, 1994, the amount shown represents LNC's 36% share of the total earnings of this company for the period after the closing of the sale on March 21, 1994. The amount for the three months ended March 31, 1995 represents LNC's 29% share of this company's earnings for the full three months.

Gain on Sale of Subsidiary

     The 1994 amount is the gain on LNC's sale of 64% of its primary direct writer of employee life-health coverages (see note 5 on page 8).

Realized Gain (Loss) on Investments

     The first three months of 1995 and 1994 had pre-tax realized gain on investments of $44.1 million and $38.1 million, respectively. The gains for 1994 were the result of net gains on the sale of investments, less writedowns and provision for losses. Fixed maturity and equity securities that were deemed to have declines in fair value that were other than temporary were written down. Provision for losses on mortgage loans on real estate, real estate investments and other investments were established to the extent the carrying value was determined not to be recoverable.

     The pre-tax writedown of fixed maturity and equity securities for the first three months of 1995 and 1994 were $4.3 million and $4.8 million, respectively. With the exception of interest only mortgage-backed securities, the fixed maturity securities to which these writedowns apply were generally of investment grade quality at the time of purchase, but were classified as "below investment grade" at the time of the writedowns. The net pre-tax additions to provision for losses on mortgage loans on real estate and real estate for the first three months of 1995 and 1994 were $7.3 million and $18.6 million, respectively.

Other Revenue

     Other revenue increased $4.6 million or 12% when compared to the first three months of 1994 as the result of an increase in the volume of transactions within each of the business segments.

Insurance Benefits and Settlement Expenses

     Property-Casualty benefits decreased by $56.9 million or 16% when compared with the first three months of 1994 as a result of reductions in the volume of insurance written and catastrophe losses and weather related claims. Excluding the impact of the subsidiary sold in 1994 (see note 5 on page 8), health benefits increased by $20.6 million or 20% when compared to the first three months of 1994 as a result of increased volumes of business and increased claims in the Life Insurance and Annuity and Life-Health Reinsurance

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
INFORMATION (continued)

REVIEW OF CONSOLIDATED OPERATIONS (continued)

segment. Life and annuity benefits and settlement expenses decreased $60.9 million or 26% when compared to the first three months of 1994. This decrease is the net result of increases in business volume from the Life-Health Reinsurance segment and the U.S. portion of the Life Insurance and Annuity segment being more than offset by a decrease from the United Kingdom component of the Life Insurance and Annuities segment. This decrease relates to the decrease in life and annuity premiums noted above.

Underwriting, Acquisition, Insurance and Other Expenses

     Excluding the impact of the subsidiary sold in 1994 (see note 5 on page
8), this expense increased $38.9 million or 11% for the three months ended March 31, 1995 compared to the first three months of 1994. The primary driver behind this increase beyond the general inflation rate was the higher volume related expenses in the Life-Health Reinsurance and Life Insurance and Annuity segments due to the increase in business volumes. The expenses for Property-Casualty segment were essentially flat with a year ago as staff levels were adjusted to the current level of business.

Interest Expense

    Interest expense increased $2.7 million or 24% when compared with the first three months of 1994. This was the result of increases in the average debt outstanding and increases in short-term interest rates less the impact of changes in the composition of debt outstanding. Interest expense is expected to increase in the second quarter of 1995 due to an increase in debt related to the acquisitions of additional companies (see note 6 on page 8). The additional leverage created by these acquisitions resulted in a one step downgrade in two of LNC's debt ratings. Standard and Poor's changed its rating from A+ (Exceptional or Superior) to A (Excellent) and Moody's changed its rating from A1 to A2 (both Very Good, Strong or High).

Federal Income Taxes

    Federal income taxes increased $13.3 million when compared to the first three months of 1994. This is the net result of a small decrease in pre-tax earnings being more than offset by the lack of any tax expense on the 1994 gain on sale of subsidiary (see note 5 on page 8).

Summary

     Net income for the first three months of 1995 was $134.8 million or $1.30 per share compared with $151.0 million or $1.46 per share in the first three months of 1994. Excluding realized gain (loss) on investments and gain on sale of subsidiary, LNC earned $106.5 million for the first three months of 1995 compared with $83.4 million for the first three months of 1994. This increase was due to increases in earnings from the three business segments being partially offset by the impact of the loss of earnings from a subsidiary sold net of investment income earned on the proceeds from the sale.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
INFORMATION (continued)

REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Investments

     The total investment portfolio increased $1.2 billion in the first three months of 1995. This increase is the result of increases in the fair value of securities available-for-sale during the first three months of 1995 and new purchases of investments from cash flow generated by the business segments.

     The quality of LNC's fixed maturity securities portfolio as of March 31, 1995 was as follows:

             Treasuries and AAA    36.3%         BBB              21.3%
             AA                    10.6%         BB                2.7%
             A                     26.7%         Less than BB      2.4%

     As of March 31, 1995, $1.162 billion or 5.1% of fixed maturity securities was invested in below investment grade securities (less than BBB). This represents 4.1% of the total investment portfolio. The interest rates available on these below investment grade securities are significantly higher than are available on other corporate debt securities. Also, the risk of loss due to default by the borrower is significantly greater with respect to such below investment grade securities, because these securities are generally unsecured, often subordinated to other creditors of the issuer and issued by companies that usually have high levels of indebtedness. LNC attempts to minimize the risks associated with these below investment grade securities by limiting the exposure to any one issuer and by closely monitoring the credit worthiness of such issuers. During the three months ended March 31, 1995, the aggregate cost of such investments purchased was $135.9 million. Aggregate proceeds from such investments sold were $144.1 million, resulting in a realized pre-tax loss of $6.8 million.

     LNC's entire fixed maturity securities portfolio is classified as "available-for-sale" and is carried at fair value. Equity securities available-for-sale are also carried at fair value. Changes in fair value, net of related deferred acquisition costs, and amounts required to satisfy policyholder commitments and taxes, are charged or credited directly to shareholders' equity.

     As of March 31, 1995, mortgage loans on real estate and real estate represented 9.9% and 2.5% of LNC's total investment portfolio. As of March 31, 1995, the underlying properties supporting the mortgage loans on real estate consisted of 22% in commercial office buildings, 28% in retail stores, 20% in apartments, 15% in industrial buildings, 3% in hotels/motels and 12% in other. In addition to the dispersion by property type, the mortgage loan portfolio is geographically diversified throughout the United States.

     Mortgage loans on real estate are actively monitored to identify impaired loans. Mortgage loans on real estate are considered impaired when, based on current information and events, it is probable that LNC will be unable to collect all amounts due according to the contractual terms of the loan agreement. When LNC determines that a loan is impaired a provision for loss is established for the difference between the carrying value of the mortgage loan and the estimated value. Estimated value is based on either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price or the fair value of the collateral. The provision for losses is reported as realized gain (loss) on investments. Mortgage loans deemed to be uncollectible are charged against the provision for losses and subsequent recoveries, if any, are credited to the provision for losses.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
INFORMATION (continued)

REVIEW OF CONSOLIDATED FINANCIAL CONDITION (continued)

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


Impaired loans included along with the related provision for losses are as follows:
                                                      March 31  December 31
                                     (in millions)      1995         1994
Impaired loans with provision for losses ---------    $223.4       $275.8
Provision for losses -----------------------------     (56.7)       (62.7)
Impaired loans with no provision for losses ------       2.2          2.3
  Net Impaired Loans -----------------------------    $168.9       $215.4


Impaired loans with no provision for losses are a result of 1)direct write-downs or 2)collateral dependent loans where the fair value of the collateral is greater than the recorded investment in loans.



A reconciliation of the mortgage loan provision for losses for these impaired mortgage loans is as follows:

Three Months Ended March 31          (in millions)      1995         1994

Balance at beginning of year ---------------------     $62.7       $226.6
Provisions for losses ----------------------------       9.7         15.4
Releases due to sales ----------------------------     (15.7)       (23.2)
Releases due to foreclosures ---------------------       0.0         (3.5)
  Balance at End of Quarter ----------------------     $56.7       $215.3



The average recorded investment in impaired loans and the interest income recognized on impaired loans were as follows:

Three Months Ended March 31          (in millions)      1995         1994

Average recorded investment in impaired loans ----    $251.8       $730.3
Interest income recognized on impaired loans -----       4.8         12.6

All interest income on impaired loans was recognized on the cash basis of income recognition.


As of March 31, 1995 and 1994, LNC had restructured loans of $42.2 million and $69.3 million, respectively. LNC recorded $.9 million and $1.6 million interest income on these restructured loans for the quarter ended March 31, 1995 and 1994, respectively, as compared to interest income of $1.1 million and $1.8 million that would have been recorded according to their original terms.

Mortgage loans on real estate with a combined carrying value at March 31, 1995 of $48.3 million were non-income producing for the quarter ended March 31, 1995.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
INFORMATION (continued)

REVIEW OF CONSOLIDATED FINANCIAL CONDITION (continued)

     In the first three months of 1995, LNC continued to add to its provision for losses for mortgage loans on real estate. The amount of such provisions for losses were lower in this first quarter as compared to the previous quarters because of bulk sale transactions in 1994 of performing and non-performing properties. These bulk sales also caused a decease in the ratio of reserves to impaired loans at December 31, 1994 and March 31, 1995 as compared to quarters ended prior to December 31, 1994.

     As of March 31, 1995, LNC did not have any future commitments to lend funds for non-accrual, restructured or other problem loans.

Cash and Invested Cash

     Cash and invested cash increased by $280.3 million in the first three months of 1995. Most of this increase related to a planned build-up of cash to cover a portion of the purchase price of the companies acquired in April, 1995 (see note 6 on page 8).

Deferred Acquisition Costs

     The decrease in deferred acquisition costs of $195.5 million is the net result of the growth in business being more than offset by a reduction in deferred acquisition costs related to the change in unrealized gain on securities available-for-sale.

Premiums and Fee Receivable

     Premiums and fees receivable increased $114.4 million as the result of increased volumes of business in the Life-health Reinsurance segments.

Assets Held in Separate Accounts

     This asset account as well as the corresponding liability account increased by $1.8 billion in the first three months of 1995, reflecting an increase in annuity and pension funds under management.

Federal Income Taxes

     Federal income taxes recoverable decreased $224.4 million in the first three months of 1995. This decrease is the net result of 1)an increase in deferred tax related to the increase in unrealized gains on available-for-sale securities and 2)a tax refund of approximately $150 million which resulted from the realization of capial gains in 1994 to recover capital gains taxes paid in prior years being partially offset by increases related to recoverable deferred taxes from life insurance reserve differences, discounting of unpaid losses and additions to the investment reserves.

Amounts Recoverable from Reinsurers

     The increase in amounts recoverable from reinsurers was the result of increased volumes of business ceded in the Life Insurance and Annuities segment.

Goodwill

Goodwill is expected to increase in the second quarter of 1995 due to the acquisition of an investment management company (see note 6 on page 8).

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
INFORMATION (continued)

REVIEW OF CONSOLIDATED FINANCIAL CONDITION (continued)

Other Assets

     The increase in other assets of $464.9 million is the result of having a higher receivable related to investment securities sold in the last few days of the first quarter of 1995 versus the end of 1994.

Total Liabilities

     Total liabilities increased by $2.9 billion in the first three months of 1995. This increase reflects 1) an increased level of business as evidenced by an increase in policy liabilities and accruals of $350.4 million, an increase of $502.2 million in contractholder funds, an increase of $1.8 billion in the liabilities related to separate accounts, 2) an increase in debt of $27.0 million and 3) an increase in other liabilities of $198.4 million.

     Policyholder liabilities as of March 31, 1995 and December 31, 1994 included liabilities for environmental losses of $200.2 million and $201.0 million respectively. Because of the limited coverages that have been written by LNC, these reserves represent only 8% of LNC's total property-casualty reserves for both periods (4% based on claim counts of direct business).
These percentages and amounts are at these levels due to LNC's concentration on writing coverages for small to medium size companies rather than the larger companies that tend to incur most of the environmental and product liability claims. LNC's management challenges environmental claims in cases of questionable liability and reviews the level of environmental liability on an on-going basis to help insure that the liability maintained is adequate. Nonetheless, establishing reserves for environmental losses is subject to significant uncertainties because of the long reporting delays, lack of historical data and the unresolved complex legal and regulatory issues that are involved. However, based on available information, it is management's judgement that the appropriate level of reserves have been recorded and that any unrecorded liability would not be material to LNC's future results of operations, liquidity or financial condition.

     Tax authorities continue to focus on compliance of qualified annuity plans marketed by insurance companies. If sponsoring employers cannot demonstrate compliance and the insurance company is held responsible due to its marketing efforts, LNC and other insurers may be subject to potential liability. It is not possible to provide a meaningful estimate of the range of possible liability at this time. Management continues to monitor this matter and to take steps to minimize any potential liability.

     The increase in other liabilities relates to an increase in the expected payouts for security investments purchased in the last few days of the first quarter of 1995 versus a lower volume of such transactions at the end of 1994.

Shareholders' Equity

     Total shareholders' equity increased $609.7 million in the first three months of 1995. Excluding the increase of $509.2 million related to unrealized gain on securities available-for-sale, shareholders' equity increased $100.5 million. This increase was the net result of $134.8 million from net income, $2.2 million from the issuance of Common Stock related to benefit plans, $8.5 million related to an increase in the accumulated foreign exchange gain, and a decrease of $45.0 million related to the declaration of dividends to shareholders.

Liquidity and Cash Flow

     In the businesses in which LNC operates, liquidity generally refers to the ability of an enterprise to generate adequate amounts of cash from its normal operations, including activities in its investment portfolio, to meet its financial commitments. LNC manages its operations, including prudent investment portfolio structuring, to provide for appropriate liquidity levels. The portfolio structuring involves segregating LNC's investments by segments, sub-segments or type of product. The investments selected for each segregated portfolio are based on LNC's desire to match characteristics (e.g., duration and yield) of the underlying liabilities.

     As indicated by the Consolidated Statements of Cash Flows on page 6, LNC's business operations generated $482.6 million of cash during the first three months of 1995. This amount includes a federal tax refund of approximately $150 million which resulted from the realization of capital losses in 1994 to recover capital gains taxes paid in prior years.

     Although LNC generates adequate cash flow to meet the needs of its normal operations, periodically LNC may issue debt or equity securities to fund internal expansion, acquisitions, investment opportunities and the retirement of LNC's debt and equity. Such a transaction occurred effective October 1, 1994 when LNC issued $200.0 million of 9 1/8% debt securities payable in 2024.

      As indicated in note 7 to the consolidated financial statements for the year ended December 31, 1994 (see page 53 of LNC's Form 10-K), LNC has entered into derivative transactions to reduce its exposure to fluctuations in interest rates and foreign exchange risks. During the first quarter of 1995, LNC has made changes to its derivative exposures as follows:

1. Added $700 million notional amount of interest rate caps, increasing the notional amount of interest rate cap agreements to $5.1 billion from $4.4 billion.

2. Terminated $700 million of maturing spread-lock agreements, reducing the outstanding contract amounts to $600 million from $1.3 billion.

3. Removed the $354.3 million of short financial futures that were being used at December 31, 1994 to hedge interest rate risks and to manage duration of a portion of the fixed maturity securities.

4. Increased the use of financial futures for hedging pension commitments to $123.1 million from $28.2 million.

5. Increased the use of foreign exchange forward contracts to hedge the currency risk of foreign bonds, to $53.8 million from $21.2 million.

After the end of the first quarter of 1995, a major rating agency downgraded the debt rating of a cap agreement counterparty to Baa1 from A3; that counterparty continues to hold an A rating from another major rating agency. LNC's cap agreements with that counterparty have an aggregate notional amount of $500 million and an aggregate replacement value of approximately $1.0 million. The remaining $4.6 billion notional amount of caps are with counterparties rate A3/A- or better by both major rating agencies.

PART II - OTHER INFORMATION AND EXHIBITS

  Items 1, 3, 4 and 5 of this Part II are either inapplicable or are answered in the negative and are omitted pursuant to the instructions to Part II.


Item 6.  Exhibits and Reports on Form 8-K

    (a) The following Exhibits of the Registrant are included in this report. (Note: The number preceding the exhibit corresponds to the specific number within Item 601 of Regulation S-K.)

                 11  Computation of Per Share Earnings

        27  Financial Data Schedule


    (b) No reports on Form 8-K were filed during the quarter ended March 31, 1995.

                              SIGNATURE PAGE



                     Pursuant to the requirements of the

                     Securities Exchange Act of 1934, the registrant

                     has duly caused this report to be signed on its

                     behalf by the undersigned, thereunto duly

                     authorized.



                                   LINCOLN NATIONAL CORPORATION


                                   By  /S/ Richard C. Vaughan
                                       Richard C. Vaughan,
                                       Executive Vice President and
                                       Chief Financial Officer




                                       /S/ Donald L. Van Wyngarden
                                       Donald L. Van Wyngarden,
                                       Second Vice President and Controller





            Date  May 8, 1995

                       LINCOLN NATIONAL CORPORATION

                 Exhibit Index for the Report on Form 10-Q
                   for the Quarter Ended March 31, 1995



Exhibit Number        Description                           Page Number

      11              Computation of Per Share Earnings          20

      27              Financial Data Schedule                    21