Form 10-Q
period 1995-06-30
LINCOLN NATIONAL CORP
filed 1995-08-10
CIK 59558

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                 FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934



For quarter ended June 30, 1995               Commission file number 1-6028


                       LINCOLN NATIONAL CORPORATION

          (Exact name of registrant as specified in its charter)


          Indiana                            35-1140070

 (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                         Identification No.)



          200 East Berry Street, Fort Wayne, Indiana  46802-2706

                 (Address of Principal Executive Offices)



Registrant's telephone number                                 (219) 455-2000

Common stock outstanding July 28, 1995                           103,923,782



Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes [ X ]          No [   ]


The exhibit index to this report is located on page 18.

                                    -2-

PART I - FINANCIAL INFORMATION

Item 1  Financial Statements

                       LINCOLN NATIONAL CORPORATION

                       CONSOLIDATED BALANCE SHEETS

                                                 June 30       December 31
(000'S omitted)                                    1995           1994

ASSETS

Investments:
  Securities available-for-sale, at fair value:
    Fixed maturity (cost 1995 - $23,581,978;
      1994 - $21,438,155) ------------------    $24,744,950    $21,644,154
    Equity (cost 1995 - $863,106;
      1994 - $913,442) ---------------------      1,047,684      1,038,617
  Mortgage loans on real estate ------------      2,869,753      2,853,083
  Real estate ------------------------------        732,145        706,854
  Policy loans -----------------------------        580,364        550,672
  Other investments ------------------------        226,786        175,121

    Total Investments ----------------------     30,201,682     26,968,501

Investment in unconsolidated affiliates ----        105,257         97,054

Cash and invested cash ---------------------      1,112,190      1,041,583

Property and equipment ---------------------        283,877        185,471

Deferred acquisition costs -----------------      1,603,145      2,069,975

Premiums and fees receivable ---------------        585,081        551,679

Accrued investment income ------------------        455,695        428,959

Assets held in separate accounts -----------     19,646,053     14,301,684

Federal income taxes -----------------------         53,257        396,888

Amounts recoverable from reinsurers --------      2,274,652      2,152,327

Goodwill -----------------------------------        478,636        145,844

Other intangible assets --------------------        402,465         42,773

Other assets -------------------------------        945,970        482,022

  Total Assets -----------------------------    $58,147,960    $48,864,760

See notes to consolidated financial statements on page 7.

                       LINCOLN NATIONAL CORPORATION

                        CONSOLIDATED BALANCE SHEETS
                                -CONTINUED-


                                                June 30       December 31
(000's omitted)                                  1995             1994

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

  Policy liabilities and accruals:

    Future policy benefits, claims
      and claim expenses -------------------- $11,603,967     $10,536,512

    Unearned premiums -----------------------     830,090         804,987

      Total Policy Liabilities and Accruals -  12,434,057      11,341,499

  Contractholder funds ----------------------  18,072,575      17,250,423

  Liabilities related to separate accounts --  19,646,053      14,301,684

  Short-term debt ---------------------------     378,643         275,310

  Long-term debt ----------------------------     621,868         419,607

  Other liabilities -------------------------   2,807,923       2,234,177

    Total Liabilities -----------------------  53,961,119      45,822,700

Shareholders' Equity:

  Series A preferred stock
   (6/30/95 liquidation value - $3,346) -----       1,374           1,420

  Series E preferred stock ------------------        --           151,206

  Series F preferred stock ------------------        --           158,707

  Common stock ------------------------------     886,113         555,382

  Earned surplus ----------------------------   2,641,978       2,479,532

  Foreign currency translation adjustment ---      12,890           6,890

  Net unrealized gain (loss) on securities
   available-for-sale -----------------------     644,486        (311,077)


    Total Shareholders' Equity --------------   4,186,841       3,042,060


    Total Liabilities
      and Shareholders' Equity -------------- $58,147,960     $48,864,760


See notes to consolidated financial statements on page 7.

                                  -4-

                       LINCOLN NATIONAL CORPORATION
                     CONSOLIDATED STATEMENTS OF INCOME

                                  Six Months Ended      Three Months Ended
                                       June 30                June 30
(000's omitted)                     1995        1994       1995        1994

Revenue:

  Insurance premiums -----------$1,524,889  $1,845,036 $  785,173  $  767,802

  Insurance fees ---------------   251,909     216,866    129,866     111,033

  Net investment income -------- 1,113,855     989,453    583,708     487,612

  Investment advisory fees -----    42,579         --      42,579         --

  Equity in earnings of
    unconsolidated affiliates --     8,799       5,592      3,692       4,938

  Realized gain (loss) on
    investments ----------------   106,411     (28,235)    62,311     (66,330)

  Gain on sale of subsidiary ---      --        48,842        --        4,784

  Other ------------------------    81,479      75,913     38,862      37,892

      Total Revenue ------------ 3,129,921   3,153,467  1,646,191   1,347,731


Benefits and Expenses:

  Benefits and settlement
    expenses ------------------- 1,904,281   2,117,240  1,017,150     942,781

  Underwriting, acquisition,
    insurance and other expenses   857,198     789,831    454,037     352,116

  Interest expense -------------    33,947      22,730     19,974      11,452

      Total Benefits
        and Expenses ----------- 2,795,426   2,929,801  1,491,161   1,306,349

      Net Income Before Federal
        Income Taxes               334,495     223,666    155,030      41,382

Federal Income Taxes (credits) -    81,770      25,879     37,118      (5,420)

      Net Income                $  252,725  $  197,787  $ 117,912  $   46,802


Net Income Per Share -----------     $2.43       $1.91      $1.13       $ .45

Cash Dividends Per Share
  Common Stock -----------------     $ .86       $ .82      $ .43       $ .41



See notes to consolidated financial statements on page 7.

                          LINCOLN NATIONAL CORPORATION

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                           Six Months Ended June 30
                                   Number of Shares Issued         Amounts
(000's omitted from dollar amounts)    1995        1994       1995        1994

Preferred Stock:
  (Shares authorized: 10,000,000)
  Series A Preferred Stock:
    Balance at
      beginning of year --------     43,218      47,289  $   1,420    $  1,553
    Conversion into
      common stock -------------     (1,395)     (1,723)       (46)        (57)
       Balance at June 30 ------     41,823      45,566      1,374       1,496

  Series E and F Preferred Stock:
    Balance at beginning of year  4,417,897   4,417,897    309,913     309,913
    Conversion into
      common stock ------------- (4,417,897)       --     (309,913)       --
       Balance at June 30 ------        --    4,417,897        --      309,913

Common Stock:
  (Shares authorized:
     1994 - 800,000,000;
     1993 - 400,000,000)
  Balance at beginning of year - 94,477,942  94,183,190    555,382     543,659
  Conversion of series A
    preferred stock ------------     11,160      13,784         46          57
  Conversion of series E and F
    preferred stock ------------  8,835,794        --      309,913        --
  Issued for benefit plans -----    579,176     577,666     20,772      22,386
       Balance at June 30 ------103,904,072  94,774,640    886,113     566,102

Earned Surplus:
  Balance at beginning of year -                         2,479,532   2,303,731
  Net income -------------------                           252,725     197,787
  Cash dividends declared ------                           (90,279)    (86,189)
       Balance at June 30 ------                         2,641,978   2,415,329

Foreign Currency Translation Adjustment:
  Accumulated adjustment at
    beginning of year ----------                             6,890      (1,214)
  Change during period ---------                             6,000       5,764
       Balance at June 30 ------                            12,890       4,550

Net Unrealized Gain (Loss) on
  Securities Available-for-Sale:
  Balance at beginning of year -                          (311,077)    914,679
  Change during period ---------                           955,563    (863,093)
       Balance at June 30 ------                           644,486      51,586

       Total Shareholders' Equity
         at June 30 ------------                        $4,186,841  $3,348,976


Common Stock (assuming conversion
  of series A, E & F preferred stock):
       End of Period ----------- 104,238,656 103,974,962
       Average for the Period -- 103,844,782 103,749,231



See notes to consolidated financial statements on page 7.

                                   -6-

                       LINCOLN NATIONAL CORPORATION

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           Six Months Ended
                                                                June 30
(000's omitted)                                           1995        1994

Operating Activities:

  Net income ---------------------------------------- $  252,725   $ 197,787
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Deferred acquisition costs --------------------     11,440     (87,251)
      Premiums and fees receivable ------------------    (62,189)    (71,300)
      Accrued investment income ---------------------    (34,226)    (43,001)
      Policy liabilities and accruals ---------------    265,350      46,180
      Contractholder funds --------------------------    520,454     805,374
      Amounts recoverable from reinsurers -----------   (215,239)   (426,373)
      Federal income taxes --------------------------    115,834     (46,112)
      Equity in undistributed earnings of
        unconsolidated affiliates -------------------     (7,495)     (4,931)
      Provisions for depreciation -------------------     31,701      28,442
      Realized (gain) loss on investments -----------   (133,924)     61,513
      Gain on sale of subsidiary --------------------       --       (48,842)
      Other -----------------------------------------     19,646     172,728
        Net Adjustments -----------------------------    511,352     386,427
        Net Cash Provided by Operating Activities ---    764,077     584,214

Investing Activities:

  Securities-available-for-sale:
    Purchases --------------------------------------  (8,355,472) (6,769,656)
    Sales ------------------------------------------   7,259,874   4,846,477
    Maturities -------------------------------------     416,632     719,355
  Purchase of other investments --------------------    (670,489)   (595,107)
  Sale or maturity of other investments ------------     634,883     973,163
  Sale (purchase) of subsidiaries ------------------    (772,000)    417,367
  Increase in cash collateral on loan securities ---     312,511     108,417
  Other --------------------------------------------    (128,948)    (49,420)
        Net Cash Used in Investing Activities ------  (1,303,009)   (349,404)

Financing Activities:

  Principal payments on long-term debt -------------        (528)    (9,495)
  Issuance of long-term debt -----------------------     202,790         311
  Net increase in short-term debt ------------------     140,219     123,567
  Universal life and investment contract deposits --   1,452,756   1,203,505
  Universal life and investment
    contract withdrawals ---------------------------  (1,116,837)   (829,169)
  Common stock issued for benefit plans ------------      20,773      22,386
  Dividends paid to shareholders -------------------     (89,634)    (84,344)
        Net Cash Provided by Financing Activities --     609,539     426,761

        Net Increase in Cash -----------------------      70,607     661,571

Cash at Beginning of Year --------------------------   1,041,583     709,664

        Cash at June 30 ----------------------------  $1,112,190  $1,371,235


See notes to consolidated financial statements on page 7.

                       LINCOLN NATIONAL CORPORATION

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation
The accompanying consolidated financial statements include Lincoln National Corporation ("LNC") and its majority-owned subsidiaries. Less than majority-owned entities in which LNC has at least a 20% interest are reported on the equity basis. These unaudited consolidated statements have been prepared in conformity with generally accepted accounting principles, except that they do not contain complete notes. However, in the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the results. These financial statements should be read in conjunction with the financial statements and the related notes included in LNC's latest annual report on Form 10-K for the year ended December 31, 1994.

Operating results for the six months ended June 30, 1995 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1995.

2.  Federal Income Taxes
The effective tax rate on net income is lower than the prevailing corporate federal income tax rate. The difference for both 1994 and 1995 resulted principally from tax-exempt investment income. The six months ended June 30, 1994 was also affected by the fact that no income taxes were payable on the gain on sale of a subsidiary.

3.  Earnings Per Share
Earnings per share are computed based on the average number of common shares outstanding (103,844,782 and 103,749,231 for the first six months of 1995 and 1994, respectively) after assuming conversion of the Series A, E and F preferred stock.

4.  Purchase of Subsidiaries
On April 3, 1995, LNC completed the acquisition of Delaware Management Holdings, Inc. ("Delaware") as described in note 12 to LNC's financial statements for the year ended December 31, 1994. Delaware provides a variety of asset management services through its operating companies. This acquisition resulted in goodwill of $339.9 million and other intangible assets of $131.5 million. Goodwill and the other intangible assets are being amortized on a straight-line basis over 25 years and 5 to 14 years, respectively. The results of Delaware's operations are included in LNC's consolidated financial statements from April 3, 1995.

On April 25, 1995, LNC completed the acquisition of Laurentian Financial Group plc ("Laurentian"). Laurentian is a United Kingdom company that provides unit-linked life and pension products. This acquisition involved a purchase price of $237 million including assumption of $44 million of debt. This acquisition resulted in other intangible assets of $218.4 million which are being written-off in proportion to the present value of gross profits that are expected to emerge from the business acquired. It is expected that most of this asset will be written-off over a three year period. The results of Laurentian's operations are included in LNC's consolidated financial statements from April 25, 1995.

5. Conversion of Series E and F Preferred Stock
On June 30, 1995, the owners of LNC's series E and F preferred stock (Dia-ichi Mutual Life Insurance Company) converted their entire holding of series E and series F preferred stock to LNC common stock. Based on a conversion rate of two shares of common stock for each share of series E and F preferred stock, 2,201,443 shares of series E and 2,216,454 shares of series F were converted into 8,835,794 shares of common stock. This conversion does not impact the "Earnings Per Share" calculation (see note 3) as the calculation has historically assumed conversion of preferred stock.

                       LINCOLN NATIONAL CORPORATION

Item 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        INFORMATION

During the six months ended June 30, 1994 LNC completed the sale of 71% of its subsidiary involved in the writing of life-health benefit coverages on a direct basis. As noted in the following "Review of Consolidated Operations" this sale has affected the comparability of select line items within the Consolidated Statements of Income.

REVIEW OF CONSOLIDATED OPERATIONS

     The discussion that follows focuses on the results for the six months ended June 30, 1995 compared to the results for the six months ended June 30, 1994. The factors affecting the current quarter to prior year quarter comparisons are essentially the same as the year-to-date factors, except as noted.

Insurance Premiums

     Life and annuity premiums decreased by $47.3 million or 12% compared to the previous year. This decrease is the net result of increases in business volume from the Life-Health Reinsurance segment and the U.S. portion of the Life Insurance and Annuities segment being more than offset by a decrease from the United Kingdom component of the Life Insurance and Annuities segment.
This decrease was the net result of 1)decreases due to modifying the classification of premiums associated with unit-linked transactions within Lincoln National (UK) on a prospective basis to more closely conform to the classification used for universal life transactions within the U.S. operations and 2)increases from the premiums generated by the newly acquired U.K. company (see note 4 on page 7). As noted below, there is a corresponding decrease in life and annuity benefits. Prior period data was not reclassified due to the amounts involved not being material to consolidated revenue. Excluding the impact of the subsidiary sold in 1994, health premiums increased $51.7 million or 17% for the first six months of 1995 compared with the first six months of 1994 as a result of increased volumes of business in the Life-Health Reinsurance segment. Property casualty premiums decreased by $31.9 million or 4% compared with the six months ended June 30, 1994 primarily as the result of reevaluating underwriting actions, focusing on account selection, risk evaluation and the establishment of appropriate premiums. The decrease in property-casualty premiums is leveling and is expected to continue to level for the remainder of 1995.

Insurance Fees

     Insurance fees from the sale of universal life and other interest sensitive insurance contracts increased $35.0 million or 16% compared to the first six months of 1994 as the result of increases in the volume of transactions and a market-driven increase in the value of existing customer accounts upon which the fees are based in the Life Insurance and Annuities segment.

Investment Advisory Fees

     This line was added to the statement of income in the second quarter of 1995 following LNC's purchase of Delaware Management Holdings, Inc. (see note 4 on page 7).

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
INFORMATION (continued)

REVIEW OF CONSOLIDATED OPERATIONS (continued)

Net Investment Income

     Net investment income increased $124.4 million or 13% when compared with the first six months of 1994. This is the result of a 14% increase in mean invested assets and an increase in the overall yield on investments from 7.11% to 7.30%. Net investment income for the six months ended June 30, 1995 include a benefit of $10.3 million from the recurring adjustment of discount on mortgage-backed securities that was triggered by significant declines in interest rates during the period. The mortgage-backed adjustment for the six months ended June 30, 1994 was a charge of $7.5 million. The increase in mean invested assets is the net result of increased volumes of business in the Life Insurance and Annuity and Life-Health Reinsurance segment being partially offset by decreases due to the sale of a subsidiary in 1994 and reduced volumes of business in the Property-Casualty segment.

Equity in Earnings of Unconsolidated Affiliates

     This line was added to the statement of income in 1994 following LNC's sale of 71% of its direct writer of health coverages. The amounts shown represent LNC's share of the total earnings of this company after the closing of the sale on March 21, 1994.

Gain on Sale of Subsidiary

     In the first six months of 1994 LNC recorded the gain on sale of a portion of its direct writer of health coverages.

Realized Gain (Loss) on Investments

     The first six months of 1995 and 1994 had pre-tax realized gain (loss) on investments of $106.4 million and $(28.2) million, respectively. The gains for 1995 were the result of net gains on sale of investments, less some modest writedowns and provisions for losses. The losses for 1994 were the result of net losses on sale of investments and some modest writedowns and provisions for losses. Fixed maturity and equity securities that were deemed to have declines in fair value that were other than temporary were written down. Provision for losses on mortgage loans on real estate, real estate investments and other investments were established to the extent the carrying value was determined not to be recoverable.

     The pre-tax writedown of fixed maturity and equity securities for the first six months of 1995 and 1994 were $11.6 million and $7.3 million, respectively. With the exception of interest only mortgage-backed securities, the fixed maturity securities to which these writedowns apply were generally of investment grade quality at the time of purchase, but were classified as "below investment grade" at the time of the writedowns. The net pre-tax additions to provision for losses on real estate and mortgage loans on real estate for the first six months of 1995 and 1994 were $6.0 million and $23.6 million, respectively. The pre-tax addition (reduction) to the provision for losses for other investments for the first six months of 1995 and 1994 were $(2.8) million and $5.6 million, respectively.

Other Revenue

     Other revenue increased $5.6 million or 7% when compared to the first six months of 1994 as the result of an increase in the volume of transactions within each of the business segments.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
INFORMATION (continued)

REVIEW OF CONSOLIDATED OPERATIONS (continued)

Insurance Benefits and Settlement Expenses
     Life and annuity benefits and settlement expenses decreased $32.4 million or 3% when compared to the first six months of 1994. This decrease is the net result of increases in business volume from the Life-Health Reinsurance segment and the U.S. portion of the Life Insurance and Annuity segment being more than offset by a decrease from the United Kingdom component of the Life Insurance and Annuities segment. This decrease relates to the decrease in life and annuity premiums noted above. Excluding the impact of the subsidiary sold in 1994, health benefits increased by $52.7 million or 23% when compared to the first six months of 1994 as a result of increased volumes of business and increased claims in the Life Insurance and Annuity and Life-Health Reinsurance segment. Property-Casualty benefits decreased by $17.0 million or 3% when compared with the first six months of 1994 as a net result of reductions in the volume of insurance written and an increase in catastrophe losses and weather related claims. The weather related claims were significantly larger in the second quarter of 1995 than a normal quarter due to wind, hail and tornado losses in Texas, Oklahoma, Kansas, Missouri and Arkansas.

Underwriting, Acquisition, Insurance and Other Expenses
     Excluding the impact of the subsidiary sold in 1994, this expense increased $140.5 million or 20% for the six months ended June 30, 1995 compared to the first six months of 1994. The primary driver behind this increase beyond the general inflation rate was the higher volume related expenses in the Life Insurance and Annuity and Life-Health Reinsurance segments due to the increase in business volumes and the addition of the companies acquired (see note 4 or page 7). The expenses for Property-Casualty segment were essentially flat with a year ago as staff levels were adjusted to the current level of business.

Interest Expense
    Interest expense increased $11.2 million when compared with the first six months of 1994. This was the result of increases in the average debt outstanding and increases in short-term interest rates less the impact of changes in the composition of debt outstanding. Interest expense was higher in the second quarter of 1995 ($19.9 million) than in the first quarter of 1995 ($14.0 million) due to an increase in debt related to the acquisitions of additional companies (see note 4 on page 7). While a portion of the interest expense is dependent upon future short-term borrowing rates, in the near term the total interest expense per quarter is expected to somewhat parallel the interest expense for the second quarter of 1995.

Federal Income Taxes
    Federal income taxes increased $55.9 million when compared to the first six months of 1994. This is the net result of an increase in pre-tax earnings and the lack of any tax expense on the 1994 gain on sale of subsidiary.

Summary
     Net income for the first six months of 1995 was $252.7 million or $2.43 per share compared with $197.8 million or $1.91 per share in the first six months of 1994. Excluding realized gain (loss) on investments and gain on sale of subsidiary, LNC earned $185.0 million for the first six months of 1995 compared with $170.9 million for the first six months of 1994. This increase was the result of the weather related decrease in earnings from the property-casualty segment and the impact of the loss of earnings from a subsidiary sold in 1994, net of investment income earned on the proceeds from the sale, being more than offset by increases in earnings from the Life Insurance and Annuities and Investment Management business segments.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
INFORMATION (continued)

REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Investments

     The total investment portfolio increased $3.2 billion in the first six months of 1995. This increase is the result of increases in the fair value of securities available-for-sale during the first six months of 1995 and new purchases of investments from cash flow generated by the business segments.

     The quality of LNC's fixed maturity securities portfolio as of June 30, 1995 was as follows:

             Treasuries and AAA    35.8%         BBB              21.7%
             AA                    10.8%         BB                2.8%
             A                     26.4%         Less than BB      2.5%

     As of June 30, 1995, $1.3 billion or 5.3% of fixed maturity securities was invested in below investment grade securities (less than BBB). This represents 4.3% of the total investment portfolio. The interest rates available on these below investment grade securities are significantly higher than are available on other corporate debt securities. Also, the risk of loss due to default by the borrower is significantly greater with respect to such below investment grade securities, because these securities are generally unsecured, often subordinated to other creditors of the issuer and issued by companies that usually have high levels of indebtedness. LNC attempts to minimize the risks associated with these below investment grade securities by limiting the exposure to any one issuer and by closely monitoring the credit worthiness of such issuers. During the six months ended June 30, 1995, the aggregate cost of such investments purchased was $405.5 million. Aggregate proceeds from such investments sold were $350.9 million, resulting in a net realized pre-tax loss of $2.4 million.

     LNC's entire fixed maturity securities portfolio is classified as "available-for-sale" and is carried at fair value. Equity securities available-for-sale are also carried at fair value. Changes in fair value, net of related deferred acquisition costs, and amounts required to satisfy policyholder commitments and taxes, are charged or credited directly to shareholders' equity.

     As of June 30, 1995, mortgage loans on real estate and real estate represented 9.5% and 2.4% of LNC's total investment portfolio. As of June 30, 1995, the underlying properties supporting the mortgage loans on real estate consisted of 22.9% in commercial office buildings, 28.6% in retail stores, 19.7% in apartments, 14.8% in industrial buildings, 2.6% in hotels/motels and 11.4% in other. In addition to the dispersion by property type, the mortgage loan portfolio is geographically diversified throughout the United States.

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

                                     12-

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

Impaired loans included along with the related provision for losses are as follows:
                                                      June 30   December 31
                                     (in millions)      1995         1994

Impaired loans with provision for losses ---------    $219.0       $275.8
Provision for losses -----------------------------     (52.3)       (62.7)
Impaired loans with no provision for losses ------       2.3          2.3
  Net Impaired Loans -----------------------------    $169.0       $215.4


Impaired loans with no provision for losses are a result of 1)direct write-downs or 2)collateral dependent loans where the fair value of the collateral is greater than the recorded investment in loans.

A reconciliation of the mortgage loan provision for losses for these impaired mortgage loans is as follows:

Six Months Ended June 30             (in millions)      1995         1994
Balance at beginning of year ---------------------     $62.7       $226.6
Provisions for losses ----------------------------      10.5         19.5
Releases due to sales ----------------------------     (16.1)       (98.4)
Releases due to foreclosures ---------------------      (4.8)        (9.4)
  Balance at End of Quarter ----------------------     $52.3       $138.3

The average recorded investment in impaired loans and the interest income recognized on impaired loans were as follows:

Six Months Ended June 30             (in millions)      1995         1994

Average recorded investment in impaired loans ----    $223.4       $617.9
Interest income recognized on impaired loans -----       9.4         22.2

All interest income on impaired loans was recognized on the cash basis of income recognition.

As of June 30, 1995 and 1994, LNC had restructured loans of $49.4 million and $31.1 million, respectively. LNC recorded $3.1 million (including $1.0 million in interest income that was due LNC prior to January 1, 1995) and $1.3 million interest income on these restructured loans for the six months ended June 30, 1995 and 1994, respectively, as compared to interest income of $2.7 million and $1.6 million that would have been recorded according to their original terms.

Mortgage loans on real estate with a combined carrying value at June 30, 1995 of $31.2 million were non-income producing for the six months ended June 30, 1995.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
INFORMATION (continued)

REVIEW OF CONSOLIDATED FINANCIAL CONDITION (continued)

     In the first six months of 1995, LNC continued to add to its provision for losses for mortgage loans on real estate. The amount of such provisions for losses were lower in this first six months of 1995 as compared to the previous year because of bulk sale transactions in 1994 of performing and non-performing properties. These bulk sales also caused a decrease in the ratio of reserves to impaired loans at December 31, 1994 and thereafter, as compared to quarters ended prior to December 31, 1994.

     As of June 30, 1995, LNC did not have any future commitments to lend funds for non-accrual, restructured or other problem loans.

Cash and Invested Cash
     Cash and invested cash increased by $70.6 million in the first six months of 1995. This increase is the result of a portion of the operating cash flow being invested temporarily in short-term investments pending the placement of funds in longer term investments.

Deferred Acquisition Costs
     The decrease in deferred acquisition costs of $466.9 million is the net result of the growth in business being more than offset by a reduction in deferred acquisition costs related to the change in unrealized gain on securities available-for-sale.

Premiums and Fee Receivable
     Premiums and fees receivable increased $33.4 million in the first six months of 1995 as the result of increased volumes of business in the Life-Health Reinsurance segments.

Assets Held in Separate Accounts
     This asset account as well as the corresponding liability account increased by $5.3 billion in the first six months of 1995, reflecting an increase in annuity and pension funds under management.

Federal Income Taxes
     Federal income taxes recoverable decreased $343.6 million in the first six months of 1995. This decrease is the net result of 1)an increase in deferred tax related to the increase in unrealized gains on available-for-sale securities and 2)a tax refund of approximately $150 million in the first quarter of 1995, which resulted from the realization of capital losses in 1994 to recover capital gains taxes paid in prior years, being partially offset by increases related to recoverable deferred taxes from life insurance reserve differences, discounting of unpaid losses and additions to the investment reserves.

Amounts Recoverable from Reinsurers
     The increase in amounts recoverable from reinsurers of $122.3 million was the result of increased volumes of business ceded in the Life Insurance and Annuities segment.

Goodwill
     Goodwill increased in the second quarter of 1995 due to the acquisition of an investment management company (see note 4 on page 7).

Other Intangible Assets
     This line was added to the balance sheet to accommodate the amounts related to LNC's purchase of additional subsidiaries (see note 4 on page 7). The prior period amount was previously included in other assets.

Other Assets
     The increase in other assets of $463.9 million is the result of having a higher receivable related to investment securities sold in the last few days of the second quarter of 1995 versus the end of 1994.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
INFORMATION (continued)

REVIEW OF CONSOLIDATED FINANCIAL CONDITION (continued)

Total Liabilities
     Total liabilities increased by $8.1 billion in the first six months of 1995. This increase reflects 1) an increased level of business as evidenced by an increase in policy liabilities and accruals of $1.1 billion, an increase of $.8 billion in contractholder funds, an increase of $5.3 billion in the liabilities related to separate accounts, 2) an increase in debt of $305.6 million and 3) an increase in other liabilities of $573.7 million.

     Policyholder liabilities as of June 30, 1995 and December 31, 1994 included liabilities for environmental losses of $201.7 million and $201.0 million respectively. Because of the limited coverages that have been written by LNC, these reserves represent only 8% of LNC's total property-casualty reserves for both periods (3% and 4%, respectively, based on claim counts of direct business). These percentages and amounts are at these levels due to LNC's concentration on writing coverages for small to medium size companies rather than the larger companies that tend to incur most of the environmental and product liability claims. LNC's management challenges environmental claims in cases of questionable liability and reviews the level of environmental liability on an on-going basis to help insure that the liability maintained is adequate. Nonetheless, establishing reserves for environmental losses is subject to significant uncertainties because of the long reporting delays, lack of historical data and the unresolved complex legal and regulatory issues that are involved. However, based on available information, it is management's judgement that the appropriate level of reserves have been recorded and that any unrecorded liability would not be material to LNC's future results of operations, liquidity or financial condition.

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

     The increase in other liabilities relates to an increase in the expected payouts for security investments purchased in the last few days of the second quarter of 1995 versus a lower volume of such transactions at the end of 1994.

Shareholders' Equity
     Total shareholders' equity increased $1.1 billion in the first six months of 1995. Excluding the increase of $955.6 million related to unrealized gain on securities available-for-sale, shareholders' equity increased $189.2 million. This increase was the net result of $252.7 million from net income, $20.8 million from the issuance of common stock related to benefit plans, $6.0 million related to an increase in the accumulated foreign exchange gain, and a decrease of $90.3 million related to the declaration of dividends to shareholders.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
INFORMATION (continued)

REVIEW OF CONSOLIDATED FINANCIAL CONDITION (continued)

     As indicated by the Consolidated Statements of Cash Flows on page 6, LNC's business operations generated $764.1 million of cash during the first six months of 1995. This amount includes a federal tax refund of approximately $150 million in the first quarter of 1995 which resulted from the realization of capital losses in 1994 to recover capital gains taxes paid in prior years.

     Although LNC generates adequate cash flow to meet the needs of its normal operations, periodically LNC may issue debt or equity securities to fund internal expansion, acquisitions, investment opportunities and the retirement of LNC's debt and equity. Such a transaction occurred in May 1995 when LNC issued $200.0 million of 7 1/4% debt securities payable in 2005 from its previously registered shelf registration. This issuance left LNC with remaining authority from the existing shelf registration to issue $100 million in debt securities, preferred stock, common stock or any combination thereof. On June 1, 1995 LNC filed a shelf registration statement with the Securities and Exchange Commission ("SEC") for potential public offerings of an additional $500 million of debt securities, preferred stock, common stock or combination thereof. This registration went effective on June 30, 1995.

      As indicated in note 7 to the consolidated financial statements for the year ended December 31, 1994 (see page 53 of LNC's Form 10-K), LNC has entered into derivative transactions to reduce its exposure to fluctuations in interest rates and foreign exchange risks. During the first six months of 1995, LNC has made changes to its derivative exposures as follows:

1. Added $700 million notional amount of interest rate caps, increasing the notional amount of interest rate cap agreements to $5.1 billion from $4.4 billion.

2. Terminated $700 million of maturing spread-lock agreements and added $500 million of new agreements. These transactions resulted in a net reduction in the outstanding contract amounts from $1.3 billion to $1.1 billion.

3. Removed the $354.3 million of short financial futures that were being used at December 31, 1994 to hedge interest rate risks and to manage duration of a portion of the fixed maturity securities.

4. Used $200.0 million face amount of financial futures within the second quarter to hedge against adverse interest rate movements in connection with the 7 1/4%, $200.0 million debt offering referenced above.

5. Increased the use of financial futures for hedging pension commitments to $41.0 million from $28.2 million.

6. Increased the use of foreign exchange forward contracts to hedge the currency risk of foreign bonds to $60.2 million from $21.5 million.

7. Used $37.1 million of foreign currency options as an additional hedge of the currency risk of foreign bonds.

8. Increased the use of foreign exchange contracts to hedge the currency risk of investing in additional funds in a UK subsidiary to $360.3 million from $138.2 million.

In the second quarter of 1995, a major rating agency downgraded the debt rating of a cap agreement counterparty to Baa1 from A3; that counterparty continues to hold an A rating from another major rating agency. LNC's cap agreements with that counterparty have an aggregate notional amount of $500 million and an aggregate replacement value of approximately $400,000. The remaining $4.6 billion notional amount of caps are with counterparties rated

A3/A- or better by both major rating agencies.

PART II - OTHER INFORMATION AND EXHIBITS

    Items 1, 3 and 5 of this Part II are either inapplicable or are answered in the negative and are omitted pursuant to the instructions to Part II.

Item 4.  Submission of Matters to Vote to Securityholders

    (a) The matter discussed in (c) below was submitted to a vote at the Annual Meeting of Shareholders of the Registrant on May 11, 1995.

    (c) At the meeting referred to in (a) above, Shareholders of the Registrant voted on the election of four directors for three year terms. The results of the voting was as follows:

            Earl L. Neal
              Votes Cast For = 81,076,685
              Votes Withheld =    357,740

            John M. Pietruski
              Votes Cast For = 81,142,409
              Votes Withheld =    292,016

            Gordon A. Walker
              Votes Cast For = 81,045,827
              Votes Withheld =    388,598

            Gilbert R. Whitaker, Jr.
              Votes Cast For = 81,130,021
              Votes Withheld =    304,404


Item 6.  Exhibits and Reports on Form 8-K

    (a) The following Exhibits of the Registrant are included in this report. (Note: The number preceding the exhibit corresponds to the specific number within Item 601 of Regulation S-K.)

       11  Computation of Per Share Earnings

        27  Financial Data Schedule


    (b) During the quarter ended June 30, 1995 a Form 8-K was filed with the Commission as follows:

      Issuance of Debentures
       Filing dated and received May 17, 1995 was in connection with the Registrant's proposed offering of $200.0 million 7 1/4% Debentures due May 15, 2005. This filing contained pro forma calculations of the ratio of earnings to fixed charges for the year ended December 31, 1994 and three months ended March 31, 1995 (Schedule I); form of Pricing Agreement (Schedule II); and form of Debenture (Schedule
      III).

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



                                   LINCOLN NATIONAL CORPORATION




                                   By  /S/ Richard C. Vaughan
                                       Richard C. Vaughan,
                                       Executive Vice President and
                                       Chief Financial Officer




                                       /S/ Donald L. Van Wyngarden
                                       Donald L. Van Wyngarden,
                                       Second Vice President and Controller


    Date  August 9, 1995

                       LINCOLN NATIONAL CORPORATION

                 Exhibit Index for the Report on Form 10-Q
                    for the Quarter Ended June 30, 1995



Exhibit Number        Description                           Page Number

      11              Computation of Per Share Earnings          19

      27              Financial Data Schedule                    20