Form 10-Q
period 1995-09-30
LINCOLN NATIONAL CORP
filed 1995-10-26
CIK 59558

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934



For quarter ended September 30, 1995          Commission file number 1-6028


                      LINCOLN NATIONAL CORPORATION

         (Exact name of registrant as specified in its charter)

          Indiana                                        35-1140070
 (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                         Identification No.)



         200 East Berry Street, Fort Wayne, Indiana  46802-2706

                (Address of Principal Executive Offices)


Registrant's telephone number                                 (219) 455-2000

Common stock outstanding September 30, 1995                      103,961,313



Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes [ X ]          No [   ]


The exhibit index to this report is located on page 19.


                            Page 1 of 20


PART I - FINANCIAL INFORMATION

Item 1  Financial Statements

                                 LINCOLN NATIONAL CORPORATION

                                 CONSOLIDATED BALANCE SHEETS

                                               September 30    December 31
(000'S omitted)                                    1995           1994

ASSETS

Investments:

  Securities available-for-sale, at fair value:
    Fixed maturity (cost 1995 - $24,005,053;
      1994 - $21,438,155) ------------------    $25,233,712    $21,644,154
    Equity (cost 1995 - $887,029;
      1994 - $913,442) ---------------------      1,116,366      1,038,617
  Mortgage loans on real estate ------------      2,907,756      2,853,083
  Real estate ------------------------------        753,680        706,854
  Policy loans -----------------------------        598,352        550,672
  Other investments ------------------------        252,803        175,121

    Total Investments ----------------------     30,862,669     26,968,501

Investment in unconsolidated affiliates ----        114,247         97,054

Cash and invested cash ---------------------      1,339,707      1,041,583

Property and equipment ---------------------        277,338        185,471

Deferred acquisition costs -----------------      1,599,860      2,069,975

Premiums and fees receivable ---------------        665,956        551,679

Accrued investment income ------------------        458,216        428,959

Assets held in separate accounts -----------     21,474,760     14,301,684

Federal income taxes -----------------------         11,287        396,888

Amounts recoverable from reinsurers --------      2,394,518      2,152,327

Goodwill -----------------------------------        467,919        145,844

Other intangible assets---------------------        397,508         42,773

Other assets -------------------------------        613,542        482,022

  Total Assets -----------------------------    $60,677,527    $48,864,760

See notes to consolidated financial statements on page 7.

                        LINCOLN NATIONAL CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                                         -CONTINUED-

                                             September 30     December 31
(000's omitted)                                  1995             1994

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

  Policy liabilities and accruals:

    Future policy benefits, claims
      and claim expenses -------------------- $12,281,658     $10,536,512

    Unearned premiums -----------------------     867,379         804,987

      Total Policy Liabilities and Accruals -  13,149,037      11,341,499

  Contractholder funds ----------------------  18,201,503      17,250,423

  Liabilities related to separate accounts --  21,474,760      14,301,684

  Short-term debt ---------------------------     323,443         275,310

  Long-term debt ----------------------------     621,997         419,607

  Other liabilities -------------------------   2,557,499       2,234,177

    Total Liabilities -----------------------  56,328,239      45,822,700


Shareholders' Equity:

  Series A preferred stock
   (9/30/95 liquidation value - $3,292) -----       1,352           1,420

  Series E preferred stock ------------------        --           151,206

  Series F preferred stock ------------------        --           158,707

  Common stock ------------------------------     886,294         555,382

  Earned surplus ----------------------------   2,748,315       2,479,532

  Foreign currency translation adjustment ---      16,583           6,890

  Net unrealized gain (loss) on securities
   available-for-sale -----------------------     696,744        (311,077)


    Total Shareholders' Equity --------------   4,349,288       3,042,060


    Total Liabilities
      and Shareholders' Equity -------------- $60,677,527     $48,864,760

See notes to consolidated financial statements on page 7.

                        LINCOLN NATIONAL CORPORATION
                     CONSOLIDATED STATEMENTS OF INCOME

                                   Nine Months Ended     Three Months Ended
                                      September 30          September 30
(000's omitted)                     1995        1994       1995        1994
Revenue:

  Insurance premiums -----------$2,325,231  $2,623,127 $  800,342  $  778,091

  Insurance fees ---------------   387,062     329,799    135,153     112,933

  Net investment income -------- 1,681,555   1,499,498    567,700     510,045

  Investment advisory fees -----    90,277         --      47,697         --

  Equity in earnings of
    unconsolidated affiliates --    13,455      10,585      4,656       4,993

  Realized gain (loss) on
    investments ----------------   174,473    (102,375)    68,062     (74,140)

  Gain on sale of subsidiary/
    unconsolidated affiliate ---       --       48,842       --           --

  Other ------------------------   126,326     110,593     44,848      34,680

      Total Revenue ------------ 4,798,379   4,520,069  1,668,458   1,366,602


Benefits and Expenses:

  Benefits and settlement
    expenses ------------------- 2,892,186   3,058,335    987,906     941,095

  Underwriting, acquisition,
    insurance and other expenses 1,314,851   1,144,278    457,653     354,447

  Interest expense -------------    53,441      34,878     19,493      12,148

      Total Benefits
        and Expenses ----------- 4,260,478   4,237,491  1,465,052   1,307,690

      Net Income Before Federal
        Income Taxes               537,901     282,578    203,406      58,912

Federal Income Taxes -----------   130,851      26,409     49,081         530

      Net Income                $  407,050  $  256,169  $ 154,325  $   58,382


Net Income Per Share -----------     $3.91       $2.47      $1.48       $ .56

Cash Dividends Per Share
  Common Stock -----------------     $1.29       $1.23      $ .43       $ .41

See notes to consolidated financial statements on page 7.

                       LINCOLN NATIONAL CORPORATION

             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                          Nine Months Ended September 30
                                   Number of Shares Issued         Amounts
(000's omitted from dollar amounts)    1995        1994       1995        1994

Preferred Stock:
  (Shares authorized: 10,000,000)
  Series A Preferred Stock:
    Balance at
      beginning of year --------     43,218      47,289  $   1,420    $  1,553
    Conversion into
      common stock -------------     (2,072)     (3,388)       (68)       (111)
       Balance at September 30 -     41,146      43,901      1,352       1,442

  Series E and F Preferred Stock:
    Balance at beginning of year  4,417,897   4,417,897    309,913     309,913
    Conversion into
      common stock ------------- (4,417,897)       --     (309,913)       --
       Balance at September 30 -        --    4,417,897        --      309,913

Common Stock:
  (Shares authorized: 800,000,000)
  Balance at beginning of year - 94,477,942  94,183,190    555,382     543,659
  Conversion of series A
    preferred stock ------------     16,576      27,104         68         111
  Conversion of series E and F
    preferred stock ------------  8,835,794        --      309,913        --
  Issued for benefit plans -----    631,001     758,732     20,931      22,577
       Balance at September 30 -103,961,313  94,969,026    886,294     566,347

Earned Surplus:
  Balance at beginning of year -                         2,479,532   2,303,731
  Net income -------------------                           407,050     256,169
  Cash dividends declared ------                          (138,267)   (129,299)
       Balance at September 30 -                         2,748,315   2,430,601

Foreign Currency Translation Adjustment:
  Accumulated adjustment at
    beginning of year ----------                             6,890      (1,214)
  Change during period ---------                             9,693       8,602
       Balance at September 30 -                            16,583       7,388

Net Unrealized Gain (Loss) on
  Securities Available-for-Sale:
  Balance at beginning of year -                          (311,077)    914,679
  Change during period ---------                         1,007,821    (908,380)
       Balance at September 30 -                           696,744       6,299

       Total Shareholders' Equity
         at September 30 -------                        $4,349,288  $3,321,990


Common Stock (assuming conversion
  of series A, E & F preferred stock):
       End of Period ----------- 104,290,481 104,156,028
       Average for the Period -- 103,986,236 103,840,927

See notes to consolidated financial statements on page 7.

                       LINCOLN NATIONAL CORPORATION

                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          Nine Months Ended
                                                             September 30
(000's omitted)                                           1995        1994

Operating Activities:

  Net income ---------------------------------------- $  407,050   $ 256,169
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Deferred acquisition costs --------------------      6,409    (156,229)
      Premiums and fees receivable ------------------   (143,065)   (132,693)
      Accrued investment income ---------------------    (36,746)    (40,455)
      Policy liabilities and accruals ---------------    904,160      57,042
      Contractholder funds --------------------------    751,652   1,360,747
      Amounts recoverable from reinsurers -----------   (335,104)   (752,037)
      Federal income taxes --------------------------    133,580     (50,534)
      Equity in undistributed earnings of
        unconsolidated affiliates -------------------    (11,493)     (9,183)
      Provisions for depreciation -------------------     46,365      43,036
      Realized (gain) loss on investments -----------   (225,340)    179,568
      Gain on sale of subsidiary/unconsolidated
        affiliate -----------------------------------        --      (48,842)
      Other -----------------------------------------    128,949     151,890
        Net Adjustments -----------------------------  1,219,367     602,310
        Net Cash Provided by Operating Activities ---  1,626,417     858,479


Investing Activities:

  Securities-available-for-sale:
    Purchases -------------------------------------- (12,647,232)(10,612,797)
    Sales ------------------------------------------  10,913,583   8,028,171
    Maturities -------------------------------------     688,757     973,118
  Purchase of other investments --------------------  (1,072,918)   (938,318)
  Sale or maturity of other investments ------------     952,208   1,263,557
  Sale (purchase) of subsidiaries/
    unconsolidated affiliate -----------------------    (772,000)    417,367
  Increase (decrease) in cash collateral
    on loan securities -----------------------------     132,016    (176,789)
  Other --------------------------------------------      26,193     (93,070)
        Net Cash Used in Investing Activities ------  (1,779,393) (1,138,761)


Financing Activities:

  Principal payments on long-term debt -------------        (399)    (9,535)
  Issuance of long-term debt -----------------------     202,790         341
  Net increase in short-term debt ------------------      85,019     118,079
  Universal life and investment contract deposits --   1,854,514   1,982,388
  Universal life and investment
    contract withdrawals ---------------------------  (1,578,373) (1,348,563)
  Common stock issued for benefit plans ------------      21,756      22,578
  Dividends paid to shareholders -------------------    (134,207)   (129,047)
        Net Cash Provided by Financing Activities --     451,100     636,241

        Net Increase in Cash -----------------------     298,124     355,959

Cash at Beginning of Year --------------------------   1,041,583     709,664

        Cash at September 30 -----------------------  $1,339,707  $1,065,623

See notes to consolidated financial statements on page 7.


                               -7-
                    LINCOLN NATIONAL CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation
The accompanying consolidated financial statements include Lincoln National Corporation ("LNC") and its majority-owned subsidiaries. Less than majority-owned entities in which LNC has at least a 20% interest are reported on the equity basis. These unaudited consolidated statements have been prepared in conformity with generally accepted accounting principles,except that they do not contain complete notes. However, in the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the results. These financial statements should be read in conjunction with the financial statements and the related notes included in LNC's latest annual report on Form 10-K for the year ended December 31, 1994.

Operating results for the nine months ended September 30, 1995 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1995.

2.  Federal Income Taxes
The effective tax rate on net income is lower than the prevailing corporate federal income tax rate. The difference for 1995 resulted principally from tax-exempt investment income, less the effect of the non-deductible amortization of goodwill. The difference for the nine months ended September 30, 1994 was also affected by tax-exempt investment income and by the fact that no income taxes were payable on the gain on sale of a subsidiary.

3.  Earnings Per Share
Earnings per share are computed based on the average number of common shares outstanding (103,986,236 and 103,840,927 for the first nine months of 1995 and 1994, respectively) after assuming conversion of the series A, E and F preferred stock.

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

On April 25, 1995, LNC completed the acquisition of Laurentian Financial Group plc ("Laurentian"). Laurentian is a United Kingdom company that provides unit-linked life and pension products. This acquisition involved a purchase price of $237 million including assumption of $44 million of debt. This acquisition resulted in other intangible assets of $218.4 million which are being written-off in proportion to the present value of gross profits that are expected to emerge from the business acquired. It is expected that most of this asset will be written-off over a three to five year period. The results of Laurentian's operations are included in LNC's consolidated financial statements from April 25, 1995.

5. Subsequent Event
As a result of a public tender after offer by Humana on October 11, 1995, LNC completed the sale of its 29% ownership in EMPHESYS Financial Group Inc. This transaction resulted in cash of $187.0 million and produced a fourth quarter gain on sale of subsidiaries/unconsolidated affiliate of $58.4 million after tax.

                               -8-
                    LINCOLN NATIONAL CORPORATION

Item 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        INFORMATION

During the nine months ended September 30, 1994, LNC completed the sale of 71% of its subsidiary involved in the writing of life-health benefit coverages on a direct basis. As noted in the following "Review of Consolidated Operations," this sale has affected the comparability of select line items within the Consolidated Statements of Income.

REVIEW OF CONSOLIDATED OPERATIONS

     The discussion that follows focuses on the results for the nine months ended September 30, 1995 compared to the results for the nine months ended September 30, 1994. The factors affecting the current quarter to prior year quarter comparisons are essentially the same as the year-to-date factors, except as noted.

Insurance Premiums
     Life and annuity premiums for the first nine months of 1995 were $528.8 million which is $64.7 or 10.9% less than the first nine months of 1994. This decrease is the net result of increases in business volume from the Life-Health Reinsurance segment being more than offset by decreases from the United Kingdom component of the Life Insurance and Annuities segment. This decrease in the United Kingdom component was the net result of 1)decreases due to modifying the classification of premiums associated with unit-linked transactions within Lincoln National (UK) on a prospective basis to more closely conform to the classification used for universal life transactions within the U.S. operations and
2)increases from the premiums generated by the sales personnel associated with the newly acquired U.K. company (see note 4 on page
7). As noted below, there is a corresponding decrease in life and annuity benefits. Prior period data was not reclassified due to the amounts involved not being material to consolidated revenue. Excluding the impact of the subsidiary sold in 1994, health premiums increased $81.4 million or 18% for the first nine months of 1995 compared with the first nine months of 1994 as a result of increased volumes of business in the Life-Health Reinsurance segment. Property-casualty premiums decreased by $21.9 million or 2% compared with the nine months ended September 30, 1994 primarily as the result of reevaluating underwriting actions, focusing on account selection, risk evaluation and the establishment of appropriate premiums. Property-casualty premiums for the third quarter of 1995 increased $10.0 million or 2% versus the comparable quarter in the 1994 and are also expected to increase slightly in the fourth quarter.

Insurance Fees
     Insurance fees from universal life and other interest sensitive insurance contracts increased $57.2 million or 17% compared to the first nine months of 1994 as the result of increases in the volume of transactions and a market-driven increase in the value of existing customer accounts upon which some of the fees are based in the Life Insurance and Annuities segment.

Investment Advisory Fees
     This line was added to the statement of income in the second quarter of 1995 following LNC's purchase of Delaware Management
Holdings, Inc. (see note 4 on page 7).

Net Investment Income
     Net investment income increased $182.1 million or 12% when compared with the first nine months of 1994. This increase is the result of a 17% increase in mean invested assets and an overall yield on investments that was 7.14% for both 1995 and 1994. Net investment income for the nine months ended September 30, 1995 include a benefit of $11.4 million from the recurring adjustment of discount on mortgage-backed securities that was triggered by significant declines in interest rates during the period. The mortgage-backed adjustment for the nine

                               -9-
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL INFORMATION
(continued)

REVIEW OF CONSOLIDATED OPERATIONS (continued)

months ended September 30, 1994 was a charge of $9.0 million. The increase in mean invested assets is the net result of increased volumes of business in the Life Insurance and Annuity and Life-Health Reinsurance segment being partially offset by decreases due to the sale of a subsidiary in 1994.

Equity in Earnings of Unconsolidated Affiliates
     This line was added to the statement of income in 1994 following LNC's sale of 71% of its direct writer of health coverages. The amounts shown represent LNC's share of the total earnings of this company after the closing of the sale on March 21, 1994. Due to the October 11, 1995 sale of the remaining 29% ownership in this company, no significant further activity is expected in this account in 1995 (see note 5 on page 7).

Gain on Sale of Subsidiary/Unconsolidated Affiliates
     In the first nine months of 1994, LNC recorded the gain on sale of 71% of its direct writer of health coverages. The fourth quarter of 1995 will include the gain on sale of the remaining 29% ownership in this company (see note 5 on page 7). The proceeds from this sale will be invested in securities available-for-sale.

Realized Gain (Loss) on Investments
     The first nine months of 1995 and 1994 had pre-tax realized gain (loss) on investments of $174.4 million and $(102.4) million, respectively. The gains for 1995 were the result of net gains on sale of investments, less some modest writedowns and provisions for losses. The losses for 1994 were the result of net losses on sale of investments and some modest writedowns and provisions for losses. Fixed maturity and equity securities that were deemed to have declines in fair value that were other than temporary were written down. Provision for losses on mortgage loans on real estate, real estate investments and other investments were established to the extent the carrying value was determined not to be recoverable.

     The pre-tax writedown of fixed maturity and equity securities for the first nine months of 1995 and 1994 were $17.3 million and $18.3 million, respectively. With the exception of interest only mortgage-backed securities, the fixed maturity securities to which these writedowns apply were generally of investment grade quality at the time of purchase, but were classified as "below investment grade" at the time of the writedowns. The net pre-tax additions to provision for losses on real estate and mortgage loans on real estate for the first nine months of 1995 and 1994 were $5.2 million and $38.4 million, respectively. The pre-tax addition (reduction) to the provision for losses for other investments for the first nine months of 1995 and 1994 were $(4.1) million and $2.6 million, respectively.

Other Revenue
     Other revenue increased $15.7 million or 14% when compared to the first nine months of 1994 as the result of an increase in the volume of transactions within each of the business segments.

Insurance Benefits and Settlement Expenses
     Life and annuity benefits and settlement expenses decreased $15.7 million or 1% when compared to the first nine months of 1994. This decrease is the net result of increases from the Life-Health Reinsurance segment and the U.S. portion of the Life Insurance and Annuity segment being more than offset by a decrease from the United Kingdom component of the Life Insurance and Annuities segment. This decrease in the United Kingdom component relates to the decrease in life and annuity premiums noted above. Excluding the impact of the subsidiary sold in 1994, health benefits increased by $80.3 million or 23% when compared to the first nine months of 1994 as a result of increased volumes of business in the Life-Health Reinsurance segment and increased

                           -10-
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL INFORMATION
(continued)

REVIEW OF CONSOLIDATED OPERATIONS (continued)

claims in the Life Insurance and Annuity and Life-Health Reinsurance segments. Property-casualty benefits decreased by $18.6 million or 2% when compared with the first nine months of 1994 as a result of reductions in the volume of insurance written. Although the quarterly pattern for Catastrophe losses and weather related claims has differed for the 1995 and 1994 quarters, the total for the nine months for both years is essentially the same. The weather related claims were significantly larger in the second quarter of 1995 than a normal quarter due to wind, hail and tornado losses in Texas, Oklahoma, Kansas, Missouri and Arkansas. Catastrophe losses and weather related claims will be higher in the fourth quarter of 1995 versus the fourth quarter of 1994 due to losses of approximately $20.0 million from Hurricane Opal in October of 1995.

Underwriting, Acquisition, Insurance and Other Expenses
     Excluding the impact of the subsidiary sold in 1994, this expense increased $243.9 million or 23% for the nine months ended September 30, 1995 compared to the first nine months of 1994. The primary driver behind this increase beyond the general inflation rate was the higher volume related expenses in the Life Insurance and Annuity and Life-Health Reinsurance segments due to the increase in business volumes and the addition of the companies acquired (see note 4 or page 7). These expenses for the Property-Casualty segment only increased 3% compared with a year ago as staff levels were adjusted to the current level of business.

Interest Expense
    Interest expense increased $18.5 million when compared with the first nine months of 1994. This was the result of increases in the average debt outstanding and increases in short-term interest rates less the impact of changes in the composition of debt outstanding. Interest expense was higher in the second and third quarter of 1995 ($19.9 million and $19.5 million, respectively) than in the first quarter of 1995 ($14.0 million) due to an increase in debt related to the acquisitions of additional companies (see note 4 on page 7). While a portion of the interest expense is dependent upon future short-term borrowing rates, in the near term the total interest expense per quarter is expected to somewhat parallel the interest expense for the second and third quarter of 1995.

Federal Income Taxes
    Federal income taxes increased $104.5 million when compared to the first nine months of 1994. This is the net result of an increase in pre-tax earnings and the lack of any tax expense on the 1994 gain on sale of subsidiary.

Summary
     Net income for the first nine months of 1995 was $407.1 million or $3.91 per share compared with $256.2 million or $2.47 per share in the first nine months of 1994. Excluding realized gain (loss) on investments and gain on sale of subsidiary, LNC earned $297.1 million for the first nine months of 1995 compared with $278.6 million for the first nine months of 1994. This increase was net the result of the impact of the loss of earnings from a subsidiary sold in 1994, net of investment income earned on the proceeds from the sale, being more than offset by increases in earnings from the Life Insurance and Annuities and Investment Management business segments.

                           -11-
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL INFORMATION
(continued)

REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Investments

     The total investment portfolio increased $3.9 billion in the first nine months of 1995. This increase is the result of increases in the fair value of securities available-for-sale during the first nine months of 1995 and new purchases of investments from cash flow generated by the business segments.

     The quality of LNC's fixed maturity securities portfolio as of September 30, 1995 was as follows:

             Treasuries and AAA    36.6%         BBB             22.2%
             AA                    10.6%         BB              3.0%
             A                     24.8%         Less than BB    2.8%

     As of September 30, 1995, $1.5 billion or 5.8% of fixed maturity securities was invested in below investment grade securities (less than BBB). This represents 4.7% of the total investment portfolio. The interest rates available on these below investment grade securities are significantly higher than are available on other corporate debt securities. Also, the risk of loss due to default by the borrower is significantly greater with respect to such below investment grade securities, because these securities are generally unsecured, often subordinated to other creditors of the issuer and issued by companies that usually have high levels of indebtedness. LNC attempts to minimize the risks associated with these below investment grade securities by limiting the exposure to any one issuer and by closely monitoring the credit worthiness of such issuers. During the nine months ended September 30, 1995, the aggregate cost of such investments purchased was $717.6 million. Aggregate proceeds from such investments sold were $576.5 million, resulting in a net realized pre-tax loss of $12.5 million.

     LNC's entire fixed maturity securities portfolio is classified as "available-for-sale" and is carried at fair value. Equity securities available-for-sale are also carried at fair value. Changes in fair value, net of related deferred acquisition costs, and amounts required to satisfy policyholder commitments and taxes, are charged or credited directly to shareholders' equity.

     As of September 30, 1995, mortgage loans on real estate and real estate represented 9.4% and 2.4% of LNC's total investment portfolio. As of September 30, 1995, the underlying properties supporting the mortgage loans on real estate consisted of 22.7% in commercial office buildings, 28.1% in retail stores, 20.0% in apartments, 15.2% in industrial buildings, 3.3% in hotels/motels and 10.7% in other. In addition to the dispersion by property type, the mortgage loan portfolio is geographically diversified throughout the United States.

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

                            -12-
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL INFORMATION
(continued)

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

     Impaired loans included along with the related provision for losses are as follows:
                                                  September 30 December 31
                                     (in millions)      1995        1994

Impaired loans with provision for losses ---------    $158.7      $275.8
Provision for losses -----------------------------     (43.3)      (62.7)
Impaired loans with no provision for losses ------        --         2.3
  Net Impaired Loans -----------------------------    $115.4      $215.4


      Impaired loans with no provision for losses are a result of
1)direct write-downs or 2)collateral dependent loans where the fair value of the collateral is greater than the recorded investment in loans.

      A reconciliation of the mortgage loan provision for losses for these impaired mortgage loans is as follows:

Nine Months Ended September 30       (in millions)      1995        1994

Balance at beginning of year ---------------------     $62.7      $226.6
Provisions for losses ----------------------------      12.9        22.7
Releases due to sales ----------------------------    (24.0)      (102.6)
Releases due to foreclosures ---------------------      (8.3)      (13.7)
  Balance at End of Quarter ----------------------     $43.3      $133.0

      The average recorded investment in impaired loans and the interest income recognized on impaired loans were as follows:

Nine Months Ended September 30       (in millions)      1995        1994

Average recorded investment in impaired loans ----    $201.9      $571.5
Interest income recognized on impaired loans -----      12.8        32.3

      All interest income on impaired loans was recognized on the cash basis of income recognition.

      As of September 30, 1995 and 1994, LNC had restructured loans of $61.9 million and $39.1 million, respectively. LNC recorded $4.4 million (including $1.0 million in interest income that was due LNC prior to January 1, 1995) and $2.4 million interest income on these restructured loans for the nine months ended September 30, 1995 and 1994, respectively, as compared to interest income of $4.9 million and $3.2 million that would have been recorded according to their original terms.

                            -13-
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL INFORMATION
(continued)

REVIEW OF CONSOLIDATED FINANCIAL CONDITION (continued)

      Mortgage loans on real estate with a combined carrying value at September 30, 1995 of $32.8 million were non-income producing for the nine months ended September 30, 1995.

     In the first nine months of 1995, LNC continued to add to its provision for losses for mortgage loans on real estate. The amount of such provisions for losses were lower in this first nine months of 1995 as compared to the previous year because of bulk sale transactions in 1994 of performing and non-performing properties. These bulk sales also caused a decrease in the ratio of reserves to impaired loans at December 31, 1994 and thereafter, as compared to quarters ended prior to December 31, 1994.

     As of September 30, 1995, LNC did not have any future commitments to lend funds for non-accrual, restructured or other problem loans.

Cash and Invested Cash

     Cash and invested cash increased by $298.1 million in the first nine months of 1995. This increase is the result of a portion of the operating cash flow being invested temporarily in short-term investments pending the placement of funds in longer term investments.

Deferred Acquisition Costs

     The decrease in deferred acquisition costs of $470.1 million is the net result of the growth in business being more than offset by a reduction in deferred acquisition costs related to realized gain on investments and the change in unrealized gain on securities available-for-sale.

Premiums and Fee Receivable

     Premiums and fees receivable increased $114.3 million in the first nine months of 1995 as the result of increased volumes of business in the Life-Health Reinsurance segments.

Assets Held in Separate Accounts

     This asset account as well as the corresponding liability account increased by $7.2 billion in the first nine months of 1995, reflecting an increase in annuity and pension funds under management.

Federal Income Taxes

     Federal income taxes recoverable decreased $385.6 million in the first nine months of 1995. This decrease is the net result of
1)an increase in deferred tax related to the increase in unrealized gains on available-for-sale securities and 2)a tax refund of approximately $150 million in the first quarter of 1995, which resulted from the realization of capital losses in 1994 to recover capital gains taxes paid in prior years, being partially offset by increases related to recoverable deferred taxes from life insurance reserve differences, discounting of unpaid losses and additions to the investment reserves.

Amounts Recoverable from Reinsurers

     The increase in amounts recoverable from reinsurers of $242.2 million was the result of increased volumes of business ceded in the Life Insurance and Annuities segment.


                            -14-
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL INFORMATION
(continued)

REVIEW OF CONSOLIDATED FINANCIAL CONDITION (continued)

Goodwill

     Goodwill increased in the second quarter of 1995 due to the acquisition of an investment management company (see note 4 on page 7).

Other Intangible Assets

     This line was added to the balance sheet in the second quarter of 1995 to accommodate the amounts related to LNC's purchase of additional subsidiaries (see note 4 on page 7). The prior period amount was previously included in other assets.

Other Assets

     The increase in other assets of $131.5 million is the result of having a higher receivable related to investment securities sold in the last few days of the third quarter of 1995 versus the end of 1994.

Total Liabilities

     Total liabilities increased by $10.5 billion in the first nine months of 1995. This increase reflects 1) an increased level of business as evidenced by an increase in policy liabilities and accruals of $1.8 billion, an increase of $1.0 billion in contractholder funds, an increase of $7.2 billion in the liabilities related to separate accounts, 2) an increase in debt of $250.5 million and 3) an increase in other liabilities of $323.3 million.

     Policyholder liabilities as of September 30, 1995 and December 31, 1994 included liabilities for environmental losses of $201.5. million and $201.0 million respectively. Because of the limited coverages that have been written by LNC, these reserves represent only 8% of LNC's total property-casualty reserves for both periods. On a claims count basis these environmental losses represent only 3% and 4%, respectively, of the direct business written. These percentages and amounts are at these levels due to LNC's concentration on writing coverages for small to medium size companies rather than the larger companies that tend to incur most of the environmental and product liability claims. LNC's management challenges environmental claims in cases of questionable liability and reviews the level of environmental liability on an on-going basis to help insure that the liability maintained is adequate. Nonetheless, establishing reserves for environmental losses is subject to significant uncertainties because of the long reporting delays, lack of historical data and the unresolved complex legal and regulatory issues that are involved. However, based on available information, it is management's judgement that the appropriate level of reserves have been recorded and that any unrecorded liability would not be material to LNC's future results of operations, liquidity or financial condition.

     As indicated in note 7 to the consolidated financial statements for the year ended December 31, 1994 (see page 46 of LNC's 10-K), LNC's December 31, 1994 balance sheet included a liability for future policy benefits, claims and claim expenses and an asset for amounts recoverable from reinsurers for its disability income business that netted to a liability of $815.8 million as of December 31, 1994. Principally due to the assumption of a large block of disability claim reserves and related assets through a reinsurance contract during the first nine months of 1995, the comparable net liability as of September 30, 1995 is $1.4 billion.

                             -15-
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL INFORMATION
(continued)

REVIEW OF CONSOLIDATED FINANCIAL CONDITION (continued)

If recent disability income incidence levels do not improve or if claim termination rates deteriorate on existing contracts, substantial reserve additions and/or accelerated amortization or write-off of existing deferred acquisition costs may be required. Another in-depth review of the experience of the existing direct and reinsurance books of disability income business is expected to be completed in the fourth quarter of 1995 and deferred acquisition costs and reserve levels will be adjusted, if appropriate.

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

     The increase in other liabilities relates to an increase in the expected payouts for securities purchased in the last few days of the third quarter of 1995 versus a lower volume of such transactions at the end of 1994.

Shareholders' Equity

     Total shareholders' equity increased $1.3 billion in the first nine months of 1995. Excluding the increase of $1.0 billion related to unrealized gains on securities available-for-sale, shareholders' equity increased $299.4 million. This increase was the net result of $407.1 million from net income, $20.9 million from the issuance of common stock related to benefit plans, $9.7 million related to an increase in the accumulated foreign exchange gain, and a decrease of $138.3 million related to the declaration of dividends to shareholders.

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

     As indicated by the Consolidated Statements of Cash Flows on page 6, LNC's business operations generated $1.6 billion of cash during the first nine months of 1995. This amount includes a federal tax refund of approximately $150 million in the first quarter of 1995 which resulted from the realization of capital losses in 1994 to recover capital gains taxes paid in prior years.

     Although LNC generates adequate cash flow to meet the needs of its normal operations, periodically LNC may issue debt or equity securities to fund internal expansion, acquisitions, investment opportunities and the retirement of LNC's debt and equity. Such a transaction occurred in May 1995 when LNC issued $200 million of 7
1/4% debt securities payable in 2005 from its previously filed shelf registration. This issuance left LNC with remaining authority from the existing shelf registration to issue $100 million in debt securities, preferred stock, common stock or any combination thereof. On June 1, 1995 LNC filed a shelf registration statement with the Securities and Exchange Commission ("SEC") for potential public offerings of an additional $500 million of debt securities, preferred stock, common stock or combination thereof. This registration went effective on June 30, 1995.

                                -16-
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL INFORMATION
(continued)

REVIEW OF CONSOLIDATED FINANCIAL CONDITION (continued)

      As indicated in note 7 to the consolidated financial statements for the year ended December 31, 1994 (see page 53 of LNC's Form 10-K), LNC has entered into derivative transactions to reduce its exposure to fluctuations in interest rates and foreign exchange risks. During the first nine months of 1995, LNC has made changes to its derivative exposures as follows:

1. Added $700 million notional amount of interest rate caps, increasing the notional amount of interest rate cap agreements to $5.1 billion from $4.4 billion.

2. Terminated $700 million of maturing spread-lock agreements and added $500 million of new agreements. These transactions resulted in a net reduction in the outstanding contract amounts from $1.3 billion to $1.1 billion.

3. In the first quarter, removed the $354.3 million face amount of short financial futures that were being used at December 31, 1994 to hedge interest rate risks and to manage duration of a portion of the fixed maturity securities. During the third quarter, added $66.9 million face amount of long futures to hedge these same risks.

4. Used $200 million face amount of financial futures within the second quarter to hedge against adverse interest rate movements in connection with the 7 1/4%, $200 million debt offering referenced above.

5. Terminated the $28.2 million face amount of financial futures for hedging pension commitments.

6. Increased the use of foreign exchange forward contracts to hedge the currency risk of foreign bonds to $41.3 million from $21.5 million.

7. Increased the use of foreign exchange futures contracts to hedge the currency risk of additional funds invested in a UK subsidiary to $358.3 million from $138.2 million.

8. Established $142.1 million notional of foreign currency options as an additional hedge of the currency risk of foreign bonds.

9. Added $15 million notional of a foreign currency swap to convert the foreign currency cash flows associated with a foreign bond into U.S. dollars.

During the second quarter, a major rating agency downgraded the debt rating of a cap agreement counterparty to Baa1 from A3; that counterparty continues to hold an A rating from another major rating agency. As of September 30, 1995, LNC's cap agreements with that counterparty have an aggregate notional amount of $500 million and an aggregate replacement value of approximately $200,000. The remaining $4.6 billion notional amount of caps are with counterparties rated A3/A- or better by two major rating agencies.

                              -17-
PART II - OTHER INFORMATION AND EXHIBITS

          Items 1, 2, 3, 4 and 5 of this Part II are either inapplicable or are answered in the negative and are omitted pursuant to the instructions to Part II.

Item 6.  Exhibits and Reports on Form 8-K

    (a) The following Exhibits of the Registrant are included in this report. (Note: The number preceding the exhibit corresponds to the specific number within Item 601 of Regulation S-K.)

             11  Computation of Per Share Earnings

             27  Financial Data Schedule


    (b) No reports on Form 8-K were filed during the quarter ended September 30, 1995.


                                18
                           SIGNATURE PAGE









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


                                   By  /S/ Richard C. Vaughan

                                       Richard C. Vaughan,
                                       Executive Vice President and
                                       Chief Financial Officer


                                       /S/ Donald L. Van Wyngarden

                                       Donald L. Van Wyngarden,
                                       Second Vice President and Controller






            Date  October 26, 1995




                                 -19-

                    LINCOLN NATIONAL CORPORATION

              Exhibit Index for the Report on Form 10-Q for the Quarter Ended September 30, 1995



Exhibit Number        Description                           Page
Number

      11              Computation of Per Share Earnings          20

      27              Financial Data Schedule                    21