Form 10-K405
period 1995-12-31
LINCOLN NATIONAL CORP
filed 1996-03-27
CIK 59558

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C. 20549

                                 FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 1995    Commission File Number 1-6028


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]

As of March 1, 1996, 104,233,132 shares of common stock were outstanding. The aggregate market value of such shares (based upon the closing price of these shares on the New York Stock Exchange) held by nonaffiliates was approximately $5,719,800,000.

Select materials from the Proxy statement for the Annual meeting of Shareholders, scheduled for May 9, 1996, have been incorporated by reference into Part III of this Form 10-K.

The exhibit index to this report is located on page 80.

PART I

Item 1.  Business

Lincoln National Corporation ("LNC") is a holding company. Through subsidiary companies, LNC operates multiple insurance and investment management businesses. LNC is the 48th largest (based on assets) U.S. Corporation (1994 Fortune 500 rankings). Operations have been divided into four business segments, 1) Life Insurance and Annuities, 2) Reinsurance 3) Property-Casualty and 4) Investment Management. The Investment Management segment was added in April of 1995 following the acquisition of Delaware Management Holdings, Inc. (see note 11 to the consolidated financial statements on page 65). Prior to the sale of 71% of its direct writer of employee life-health coverages in the first quarter of 1994, LNC conducted business in a business segment entitled Employee Life-Health Benefits. After the sale, the earnings from the 29% minority interest retained were included in "Other Operations" as described below. Although one of the subsidiaries held by LNC was formed as early as 1905, LNC itself was formed in 1968. LNC is an Indiana corporation with its principal office at 200 East Berry Street, Fort Wayne, Indiana 46802-2706. As of December 31, 1995, there were 225 persons on the staff of LNC. Total employment of Lincoln National Corporation at December 31, 1995 on a consolidated basis was 10,250.

Although acquisition and disposition activity has occurred, there has been no activity of this nature during the past five years involving all or predominately all of a business segment except as described above.

Numeric presentations showing revenues, pre-tax income, and assets for LNC's major business segments and other operations in which LNC engages through its subsidiaries are included in this report as part of the consolidated financial statements (see note 9 to the consolidated financial statements on page 62). The LNC "Other Operations" category includes the financial data for an unconsolidated affiliate (subsequent to the first quarter of 1994 and prior to the sale of this holding in October of 1995) engaged in the employee life-health benefits business, certain other operations that are not directly related to the business segments and unallocated corporate items (i.e., corporate investment income, interest expense on short-term and long-term borrowings, and unallocated corporate overhead expenses).

Following is a brief description of the four business segments:

1.  Life Insurance and Annuities
The primary companies within this business segment are The Lincoln National Life Insurance Company ("Lincoln Life") and Lincoln National (UK) plc. Other companies within this business segment include, First Penn-Pacific Life Insurance Company ("First Penn")and American States Life Insurance Company ("American States Life").

Lincoln Life, which is among the 10 largest U.S. stockholder-owned life insurance companies based on revenues (1994 Fortune Rankings of 50 Largest Life Insurance Companies by Revenues) and the 11th largest based on assets (Best's Review Life-Health Edition, October 1995), is an Indiana corporation headquartered in Fort Wayne, Indiana. A network of 38 life insurance agencies, independent life insurance brokers, insurance agencies located within financial institutions and specifically trained employees sells fixed annuities, variable annuities, pension products, universal life, variable universal life, long-term care insurance, disability income and other individual insurance coverages in most states of the United States. The distribution network includes approximately 1,900 career agents, 18,500 brokers and access to 52,000 stockbrokers and financial planners. During 1995, LNC announced that it would stop selling disability income coverage on a direct basis and that the runoff of the existing business would be moved to its Reinsurance segment.

Lincoln National (UK) is a United Kingdom company headquartered in Uxbridge, England, that is licensed to do business throughout the United Kingdom. The principal products produced by this operation, unit-linked life and pension products, are similar to U.S. produced variable life products. The distribution network includes approximately 1,800 sales representatives. Lincoln National (UK) is the 12th largest writer of unit-linked new business premiums in the UK as measured in 1994 (Money Management Survey-New Business Trends, published in June 1995). After adding the unit-linked business from the acquisitions completed in the first half of 1995 (see note 11 to the consolidated financial statements on page 65), to its existing business, Lincoln National (UK) advanced to the 10th largest writer of unit-linked new business premiums.

First Penn is an Indiana Corporation headquartered in Oakbrook Terrace, Illinois. Its products include universal life products distributed through independent marketing companies, term insurance distributed through brokers and the sale of Lincoln Life's deferred annuities through insurance agencies located within financial institutions. These products are marketed in most states of the United States.

American States Life is an Indiana corporation headquartered in Indianapolis, Indiana. Its products, principally universal life and term insurance, are marketed through independent agencies (which also offer property-casualty insurance) in most states of the United States.

Approximately 4,875 employees are involved in this business segment.


2.  Reinsurance
This segment offers a broad range of risk management products and services to insurance companies, HMOs, self-funded employers and other primary market risk accepting organizations throughout the United States and economically attractive international markets. Marketing efforts are conducted primarily through the efforts of a reinsurance sales staff. Some business is presented by reinsurance intermediaries and brokers. The reinsurance organization is the leading life-health reinsurer worldwide measured on gross premiums, net of ceded (Swiss Re, Economics Studies, June 1995).

The primary companies within this business segment are Lincoln National Reassurance Company ("LNRAC"), Lincoln National Health & Casualty Insurance Company ("LNH&C"), Lincoln Life, Lincoln National Reinsurance Company Ltd (Bermuda) and Lincoln National Reinsurance Company Ltd (Barbados). LNRAC and Lincoln Life offer reinsurance programs for individual life, group life, group medical, disability income, personal accident and annuity products to U.S. and international clients. LNH&C offers group medical products and services on both a direct and reinsurance basis. The insurance companies in Bermuda and Barbados offer specialized reinsurance programs for life, health and annuity business, and offer funded cover programs to property-casualty carriers in the U.S. and select international markets.

Other companies in this business segment include various general business corporations which are used to support the segment's sales, service and administration efforts.

Approximately 610 employees are involved in this business segment.


3.  Property-Casualty
Property-Casualty insurance includes both personal lines (auto, homeowners, multi-peril and other) and commercial lines (business owners policies, auto, multi-peril, workers' compensation, general liability and other).

Most of LNC's property-casualty business is conducted through American States Insurance Company and its property-casualty subsidiaries ("American States"), headquartered in Indianapolis, Indiana. These companies operate a multi-line property-casualty insurance business in most states of the United States through 20 semi-autonomous division offices with broad authority for underwriting, agency contracting, marketing and claims settlement for most lines of business. The distribution network involves approximately 5,000 independent agencies. In November 1995, American States announced it would be consolidating the activities of its divisional offices into four regional offices.

A company within this business segment not owned by American States is Linsco Reinsurance Company which is licensed to write property-casualty reinsurance. This company is involved in servicing a closed block of business.

Approximately 3,630 employees are involved in this business segment.

4.  Investment Management
The companies within this business segment include Lincoln National Investment Companies, Inc. ("LNIC"), Delaware Management Holdings, Inc. ("Delaware"), Lincoln Investment Management, Inc. ("Lincoln Investment"), Lynch & Mayer, Inc. ("L&M") and Vantage Global Advisors, Inc. ("Vantage"). LNIC is a second-tier holding company that owns the operating companies within this segment. The operating companies provide a variety of asset management services to institutional and retail customers including other insurance companies, pension plans, college endowment funds, individuals and trusts. These companies serve as investment advisor to approximately 500 pension funds and other institutional accounts; act as investment manager/national distributor and shareholder services agent for 38 registered, open-end funds; and serve as investment manager for 4 registered, closed-end funds.

Approximately 910 employees are involved in this business segment.

LNC's insurance subsidiaries protect themselves against losses greater than the amount they are willing to retain on any one risk or event, by purchasing reinsurance from unaffiliated insurance companies (see note 7 to the consolidated financial statements on page 57).

All the areas of business activity in which LNC is involved are highly competitive because of the market structure and the large number of competing companies.

At the end of 1994, the latest year for which data is available, there were more than 1,800 life insurance companies in the United States and Lincoln Life was among the 20 largest stock and mutual life insurance companies in the United States based on revenues (1994 Fortune Ranking of 50 Largest U.S. Life Insurance Companies by Revenues).

At the end of 1994, the latest year for which data is available, there were approximately 1,200 groups and unaffiliated individual companies selling property and casualty insurance. LNC's group of companies writing property-casualty insurance ranked 30th in net written premiums for 1994 (A.M. Best Aggregates and Averages) among all such groups and companies.

The business of LNC's life insurance and annuities, reinsurance and property-casualty business segments, in common with those of other insurance companies, is subject to regulation and supervision by the states, territories and foreign countries in which they are admitted to do business. The laws of these jurisdictions generally establish supervisory agencies with broad administrative powers relative to granting and revoking licenses to transact business, regulating trade practices, licensing agents, prescribing and approving policy forms, regulating premium rates for some lines of business, establishing reserve requirements, regulating competitive matters, prescribing the form and content of financial statements and reports, regulating the type and amount of investments permitted, and prescribing minimum levels of capital. The ability to continue an insurance business is dependent upon the maintenance of the licenses in the various jurisdictions.

LNC's investment management companies in common with other investment advisors are subject to regulation and supervision by the Securities and Exchange Commission, National Association of Securities Dealers and the jurisdictions of the states, territories and foreign countries in which they are admitted to do business.

Because of the nature of the insurance and investment management businesses, there is no single customer or group of customers upon whom the business is dependent. Factors such as backlog, raw materials, patents (including trademarks, licenses, franchises, and any other concessions held), seasonality, or environmental impact do not have a material effect upon such businesses. However, within LNC's Reinsurance segment, Lincoln National Risk Management, Inc. does hold a patent for "The Method and Apparatus for Evaluating a Potentially Insurable Risk" and markets multiple knowledge based underwriting products which rely on this product. LNC does not have a separate unit that conducts market research. Research activities related to new products or services or the improvement of existing products or services is completed by persons within the business segments. Expenses related to such activities are not material. Also, sales are not dependent upon select geographic areas. LNC has foreign operations which are significant in relationship to the consolidated group (see note 9 to the consolidated financial statements on page 63).

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

A reconciliation of the beginning of year and end of year liability for claims and claim expenses is included in this report as part of the financial statements (see note 5 to the consolidated financial statements on page 50).

The liability for claims and claim expenses included in this report is shown on a basis prescribed by generally accepted accounting principles ("GAAP"). Such liabilities differ from that reported to state insurance regulators. A reconciliation of the GAAP liability and the corresponding liability reported to state insurance regulators is as follows:


December 31                            (in millions)        1995         1994


Liability reported to state insurance regulators ---    $2,443.4     $2,532.1
Increase (decrease) related to:
Estimated salvage and subrogation recoveries -------       (37.1)       (37.3)
Amount recoverable from reinsurers -----------------       189.0        203.1
Other ----------------------------------------------         --           4.6
  Liability reported on a GAAP basis ---------------    $2,595.3     $2,702.5


The table on page 6 shows the development of the estimated liability for claim and claim expenses for the ten year period prior to 1995. Each column shows the liability as originally estimated and cumulative data on payments and re-estimated liabilities for that accident year and all prior accident years, making up that calendar year-end liability; and all amounts are reflected net of reinsurance recoverable for all years. The resulting redundancy (deficiency) is also a cumulative amount for that year and all prior years. Conditions and trends that have affected the development of these liabilities in the past may not necessarily recur in the future; therefore, it would not be appropriate to use this cumulative history in the projection of future performance.

Analysis of Combined Property-Casualty Claims and Claim Expense Development.

December 31 (in millions)

    1985   1986   1987   1988   1989   1990   1991   1992   1993   1994   1995

Liability for unpaid claims and claim expenses, net of reinsurance recoverable:

  $1,370 $1,730 $2,020 $2,372 $2,669 $2,246 $2,502 $2,673 $2,585 $2,499 $2,406


Liability re-estimated as of: (First column represents number of years later)

 1 1,410  1,692  1,984  2,347  2,690  2,258  2,549  2,634  2,506  2,474    --
 2 1,439  1,753  1,990  2,382  2,718  2,303  2,571  2,607  2,553
 3 1,566  1,790  2,026  2,403  2,767  2,384  2,563  2,686
 4 1,595  1,833  2,054  2,443  2,847  2,403  2,673
 5 1,636  1,863  2,104  2,538  2,869  2,522
 6 1,672  1,910  2,199  2,551  2,986
 7 1,713  2,003  2,210  2,604
 8 1,805  2,012  2,311
 9 1,813  2,113
10 1,907



Cumulative redundancy (deficiency)

    (537)  (383)  (291)  (232)  (317)  (276)  (171)   (13)    32     25    --



Change in cumulative amount

            154     92     59    (85)    41    105    158     45     (7)  (25)


Cumulative amount of liability paid through:
(First column represents number of years later)

 1   531    571    649    750  1,430*   809    839    849    728    689    --
 2   842    935  1,012  1,650* 1,862  1,253  1,325  1,294  1,156
 3 1,036  1,160  1,568* 1,875  2,088  1,542  1,596  1,581
 4 1,177  1,508* 1,700  1,996  2,255  1,709  1,796
 5 1,390* 1,593  1,776  2,095  2,355  1,839
 6 1,450  1,647  1,840  2,154  2,439
 7 1,488  1,694  1,877  2,157
 8 1,525  1,721  1,914
 9 1,546  1,751
10 1,571

*Includes the release of reserves for National Reinsurance Corporation due to the sale of that company during April 1990. The reserves released for LNC's period of ownership of National Re were $139 million, $241 million, $386 million, $526 million and $665 million in 1985, 1986, 1987, 1988 and 1989, respectively.


Item 2. Properties

LNC and the various Fort Wayne operating businesses owned or leased approximately 1.4 million square feet of office space in the Fort Wayne area. The operating businesses in Indianapolis, Indiana; Oakbrook Terrace, Illinois; Philadelphia, Pennsylvania; and Uxbridge and Gloster, England owned or leased another 1.3 million square feet of office space. In addition, branch offices owned or leased for all of the operating businesses referenced above as well as the space for some smaller operations total approximately 1.8 million square feet. The square feet of office space utilized for this third group will be reduced by approximately 750,000 square feet over the next few years due to the consolidation of operating offices within the Property-Casualty segment (see note 11 to the consolidated financial statements on page 65). As shown in the notes to the consolidated financial statements (see note 7 to the consolidated financial statements on page 57), the rental expense on operating leases for office space and equipment for continuing operations totaled $65.6 million for 1995 of which $57.3 million was for office space. This discussion regarding properties does not include information on investment properties.

Item 3. Legal Proceedings

LNC and its subsidiaries are involved in various pending or threatened legal proceedings arising from the conduct of their business. In some instances, these proceedings include claims for punitive damages and similar types of relief in unspecified or substantial amounts in addition to amounts for alleged contractual liability or requests for equitable relief. After consultation with counsel and a review of available facts, it is management's opinion that these proceedings ultimately will be resolved without materially affecting the consolidated financial statements of LNC.

Item 4.  Submission of Matters to a Vote of Security Holders

During the fourth quarter of 1995, no matters were submitted to security holders for a vote.


PART II


Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters

Stock Market and Dividend Information

Common Stock Data:        (per share)     1st Qtr  2nd Qtr   3rd Qtr   4th Qtr

1995 Data:

High --------------------------------     $41.375  $46.250   $47.250   $53.750
Low ---------------------------------      34.625   39.875    38.750    42.625

Dividend declared -------------------        $.43     $.43      $.43      $.46

1994 Data:

High --------------------------------     $44.375  $43.875   $43.750   $39.250
Low ---------------------------------      38.375   36.750    35.500    34.625

Dividend declared -------------------        $.41     $.41      $.41      $.43

Notes:
<F1>
1. At December 31, 1995, the number of shareholders of record of LNC's common stock was 13,810.
<F2>
2. The payment of dividends to shareholders is subject to the restrictions described in notes 5, Supplemental Financial Data, and 7, Restrictions, Commitments and Contingencies to the consolidated financial statements (see pages 51 and 56, respectively) and is discussed in the Management's Discussion and Analysis of Financial Condition (see page 32).
<F3>
Exchanges:  New York, Chicago, Pacific, London and Tokyo.
<F4>
Stock Exchange Symbol:  LNC


Dividend Guideline:
The dividend on LNC's common stock is determined each quarter by the Corporation's Board of Directors. The Board takes into consideration the financial condition of the Corporation, including current and expected earnings, projected cash flows and anticipated financing needs. The Board also considers the ability to maintain the dividend through bad times as well as good so that the dividend would need to be reduced only under unusual circumstances. One guideline that the Board has found useful is to consider a dividend approximately equal to five percent of the book value per share with such book value computed excluding the impact of marking its securities available-for-sale to fair value.


Item 6.  Selected Financial Data

                                  (Millions of dollars, except per share data)
Year Ended December 31              1995      1994     1993     1992     1991

Total revenue (1) -------------- 6,633.3   6,179.9  7,392.8  7,267.7  8,181.8
Income before cumulative effect
 of accounting change (2) ------   482.2     349.9    415.3    359.2    201.9
Net income (2) -----------------   482.2     349.9    318.9    359.2    201.9
Per Share Information:
  Income before cumulative
   effect of accounting
   change (2) ------------------   $4.63     $3.37    $4.06    $3.86    $2.23
  Net income (2) ---------------   $4.63     $3.37    $3.12    $3.86    $2.23
  Common stock dividend (2) ----   $1.75     $1.66    $1.55   $1.475   $1.385

December 31                         1995      1994     1993     1992     1991

Assets (1) and (2) ------------ 63,257.7  48,864.8 47,825.1 39,042.2 33,660.3
Long-term debt ----------------    659.3     474.2    422.2    489.8    284.7
Shareholders' equity (2) ------  4,378.1   3,042.1  4,072.3  2,826.9  2,655.8
Market value of
 common stock (2) -------------   $53.75    $35.00   $43.50   $37.00   $27.37

Notes to Select Financial Data:
<F1>
(1) Total revenue and assets for the years 1991-1994 includes reclassifications to conform to the 1995 presentation (see note 2 to the consolidated financial statements on page 44).
<F2>
(2) Factors affecting the comparability of income before cumulative effect of accounting change and net income for the 1991-1995 period are shown below (see "Supplemental Data"). Assets and shareholders' equity as of December 31, 1995, 1994 and 1993 include the effect of carrying securities available-for-sale at their fair values (see Consolidated Statements of Shareholders' Equity on page 37). Per share amounts were affected by the issuance in May 1991 and February 1993 of 2,216,454 shares of Series F preferred stock and 9,200,000 shares of common stock, respectively, and the retirement of 500,000 shares of common stock in November 1994.
<F3>
(3) For other factors affecting comparability see the review of operations for each segment.

Supplemental Data


Year Ended December 31    (in millions)  1995   1994    1993    1992    1991

Income from operations* -------------- $306.5 $389.8  $343.5  $240.6  $177.7
Realized gain (loss) on investments,
 net of related amortization
 and taxes ---------------------------  136.4  (88.7)  170.3   118.6   113.3
Gain (loss) on sale of affiliates/
 operating property, net of taxes ----   39.3   48.8   (98.5)     --   (89.1)
Cumulative effect of accounting
 change (postretirement benefits) ----     --     --   (96.4)     --      --
   Net Income ------------------------ $482.2 $349.9  $318.9  $359.2  $201.9

<F1>
*Income from operations is defined as "Net Income" less realized gain (loss) on investments, gain (loss) on sale of affiliates/operating property and cumulative effect of accounting change, all net of taxes.

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

The pages to follow review LNC's results of operations and financial condi-

tion. Historical financial information is presented and analyzed. Where appropriate, factors that may affect future financial performance are identified and discussed. Actual results could differ materially from those indicated in forward-looking statements due to, among other specific changes currently not known, subsequent significant changes in: the company (e.g. acquisitions and divestitures), financial markets (e.g. interest rates and securities markets), legislation (e.g. taxes and product taxation), regulations (e.g. insurance and securities regulations), acts of God (e.g. hurricanes, earthquakes and storms), other insurance risks (e.g. policyholder mortality and morbidity) and competition.

On pages 10 through 19, the financial results of LNC's four business segments and other operations are presented and discussed. Within these business segment discussions, reference is made to "Income from Operations" (see definition in Item 6 above). Pages 20 through 32 discuss factors that have affected specific elements of the consolidated financial statements as well as information pertaining to LNC as a whole.

This "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the audited financial statements, including the notes thereto, presented on pages 34 through 66.


Review of Operations: Life Insurance and Annuities


Year Ended December 31   (in millions)   1995   1994    1993     1992    1991

Financial Results by Source
Lincoln Life/First Penn - Annuities -  $149.3 $120.0  $ 96.5   $ 73.9  $ 45.5
Lincoln Life - Pensions -------------    22.1   22.4    30.6     15.5    12.8
Lincoln Life/First Penn - Insurance -    31.1   34.2    37.8     46.8    31.5
Lincoln Life - Disability Income ----   (18.3) (14.9)    3.5    (19.6)   (1.6)
Lincoln National (UK) ---------------    45.9   17.2    11.8      9.2    14.3
American States Life ----------------    13.0   12.4    12.1     11.1    10.2
Security-Connecticut Life -----------     --     --     16.6     21.4    16.7
Other -------------------------------     8.5   (5.5)  (33.6)    (7.4)  (11.4)
  Income from Operations* -----------   251.6  185.8   175.3    150.9   118.0
Realized Gain (Loss) on Investments**    83.1  (91.7)   59.3      --      --
Gain (Loss) on Sale of Affiliates/
 Operating Property -----------------     (.6)   --      --       --      --
  Net Income* -----------------------  $334.1 $ 94.1  $234.6   $150.9  $118.0




December 31             (in billions)   1995    1994    1993     1992    1991

Account Values:
Lincoln Life/First Penn - Annuities -$30.316 $24.604 $20.923  $16.327 $12.362
Reinsurance Ceded - Annuities ------- (1.778) (1.536)  (.690)   (.207)    --
Lincoln Life - Pensions -------------  8.011   7.409   6.972    6.267   5.510
Lincoln Life/First Penn - Universal
 and Variable Life Insurance --------  2.629   2.392   2.207    1.988   1.791
American States Life ----------------   .317    .286    .255     .217    .178
  Total U.S. Account Values --------- 39.495  33.155  29.667   24.592  19.841

Lincoln National (UK) - Unit-Linked--  4.307   1.320   1.235     .652    .669

  Total Account Values --------------$43.802 $34.475 $30.902  $25.244 $20.510

<F1>
 *Income from operations and net income of the annuities and pension sub-segments for 1993 include the impact of a change in estimate of net investment income (see note 2 to the consolidated financial statements on page 43).
<F2>
**Prior to 1993, all realized gain (loss) on investments was included in Other Operations. Realized gain (loss) on investments for 1993 includes the effect of a change in accounting for the impairment of mortgage loans (see note 2 to the consolidated financial statements on page 43).

The Life Insurance and Annuities segment reported its sixth consecutive year of record earnings in 1995. Income from operations increased 35% to $251.6 million, compared with $185.8 million in 1994. This growth was produced through a combination of expanded annuity business in the United States and acquisitions in the United Kingdom.

Profile
The Life Insurance and Annuities segment is composed of the direct operations of Lincoln National Life ("Lincoln Life"), Lincoln National (UK) plc, First Penn-Pacific ("First Penn") and American States Life.

Lincoln Life is the 11th largest life insurer in the United States as measured by assets (Best's Review, Life-Health Edition, October 1995). Lincoln Life is in the midst of a transformation process to better serve four target markets: small-to-medium-sized businesses; not-for-profit organizations; retirees with investable assets; and individuals with high net worth. The transformation process, expected to be completed by the end of 1997, is designed to create major improvements in service, products and expense levels.

Lincoln National (UK) is the 12th largest unit-linked life insurer in the United Kingdom as measured by 1994 premiums of those companies writing predominantly unit-linked life and pension business (Money Management, June
1995). Unit-linked business is comparable to variable life policies in the United States.

First Penn is a mid-sized insurance company with specialized skills in customizing interest-sensitive products. It also has expertise in term life insurance. First Penn complements Lincoln Life's operations by meeting needs


in niche financial services markets. American States Life serves the income protection needs of individuals who are clients of independent agencies associated with American States Insurance Company, LNC's property-casualty affiliate.

Varied Distribution
Breadth of distribution sets the Life Insurance and Annuities segment apart from the competition. Many life insurers rely largely upon a single distribution channel. However, the four companies in the Life Insurance and Annuities segment offer products through a varied distribution system that includes career agents, independent agencies, insurance brokers, banks, stockbrokers and financial planners in the U.S. and, in the U.K., a direct sales force and tied agents.

Lincoln Life's broad range of asset accumulation and income protection products are sold in 49 states through approximately 1,900 career agents, 18,500 insurance brokers and more than 52,000 stockbrokers and financial planners. The product portfolio includes: fixed and variable annuities; term, universal and variable universal life insurance; long-term care coverage; and 401(k) plans.

Lincoln Life is strongly committed to growing its career agent system, Lincoln Financial Group. The career agent system is supported by 38 regional offices housing market specialists easily accessible to the career agent sales force. Each office is essentially a "home office in the field." A good measure of Lincoln Life's reputation as a "career shop" is its attractiveness to seasoned agents. More than 50% of the agents recruited by Lincoln Life each year have prior experience as agents.

First Penn sells universal life, universal life with long-term care riders, term life and fixed annuities through banks, savings and loans, broker/dealers, stockbrokers and financial planners. Five thousand independent property-casualty agencies offer the universal and term life coverage and annuity products of American States Life. Lincoln National (UK) sells life, investment, income protection and retirement planning products through approximately 1,800 direct sales representatives and tied agents. Its sales force is the sixth largest among life insurers in the United Kingdom (Money Management, July 1995).

Annuities
The combined annuity earnings of Lincoln Life and First Penn grew 24% to a record $149.3 million in 1995. At the heart of this growth was a 23% increase in annuity account values, which reached more than $30 billion at the end of the year. Lincoln Life and First Penn amassed $3.7 billion in new annuity deposits in 1995, a 16% decrease from 1994. The decrease is attributable to intense competition in the financial institutions sector.

Lincoln Life's career agents produced 45% of its new annuity deposits in 1995. Stockbrokers and financial planners generated 41% and continue to be the company's dominant distributors of variable annuities. Deposits through stockbrokers hit new highs, with substantial increases in the fourth quarter, as the stock market thrived in 1995. Distribution through banks and other financial institutions produced 14% of annuity deposits. According to the most recent statistics available, Lincoln Life was the nation's leading writer of individual fixed annuities and the third largest writer of individual variable annuities in 1994 (Best's Policy Reports, July 1995).

Pensions
Lincoln Life's 401(k) sales continued a dramatic series of strong annual increases. 401(k) account values grew 35% annually from 1990 to 1994 and were up another 30% in 1995. Total 401(k) deposits were up 37% over the previous year. This marked increase in volume has put extreme pressure on service capacity. The need to rapidly build more service capacity has put temporary pressure on 401(k) profits. The remainder of Lincoln Life's pension operations in 1995 consisted of guaranteed interest contracts (GICs) and group pension annuities (GPAs). Lincoln Life announced in the third quarter of 1995 that it would cease writing GICs and GPAs because neither fit its sharper focus in the retirement planning market.

U.S. Life Insurance
Income from life insurance operations of Lincoln Life and First Penn was $31.1 million, a slight decrease from 1994. Lincoln Life's and First Penn's combined universal and variable universal life account values increased 10% in

1995 to $2.6 billion. Variable universal life continues to represent an increasing portion of new sales. First Penn introduced a new term life product in July 1995. In the first quarter of 1996, Lincoln Life introduced a term life product administered by First Penn. Term life is expected to produce a growing share of new sales. American States Life reported earnings of $13.0 million on life insurance and annuity operations in 1995, a slight increase from 1994 earnings. Account values were up 11% to $317 million.

Lincoln National (UK)
Income from operations for Lincoln National (UK) advanced to $45.9 million in 1995, from $17.2 million in 1994. This growth was generated by the acquisitions of Liberty Life Assurance Co. Ltd. and Laurentian Financial Group plc and the successful initial steps to integrate these two companies with existing operations. A primary goal in 1996 is to complete the integration. Operating efficiencies are already apparent. The three separate companies budgeted a total of $210 million for operating expenses in 1995. The merged companies have budgeted $120 million for 1996, a reduction of 43%. A substantial portion of these savings were realized in 1995.

Disability Income
In 1995, Lincoln Life reached a decision to stop writing disability income coverage on a direct basis effective March 31, 1996. Lincoln Life has entered into an agreement with Provident Life and Accident Insurance Company ("Provident") to make Provident's disability income insurance products available to Lincoln Life agents and brokers. Provident is a recognized leader among individual disability income insurers. LNC's reinsurance operation will be administering the disability income business previously written on a direct basis.

Outlook
In the first quarter of 1996, Lincoln Life announced an agreement to acquire the group tax-sheltered annuity business of two UNUM Corporation affiliates. The acquisition will boost Lincoln Life's total annuity account values by approximately $3 billion, or about 10%. The transaction, subject to regulatory approval, is expected to be completed by late summer. Lincoln Life looks forward to continued sales growth in 401(k) plans, variable life insurance and fixed and variable annuities in 1996. Lincoln Life anticipates earnings growth in 1996, despite higher expenses in the short-term related to its transformation process. Lincoln National (UK) is well-positioned for long-term earnings growth in what, by U.S. standards, is an underserved life insurance and pension market.



Review of Operations: Reinsurance


Year Ended December 31  (in millions)   1995   1994     1993     1992    1991

Financial Results by Source
Individual and Group Markets -------   $54.8  $50.2    $44.2    $44.4   $22.7
International Markets --------------    13.8   12.8      9.9      4.5     5.6
Financial Reinsurance --------------    10.2   15.5     20.5     16.3    14.4
Other ------------------------------      .7   (1.9)    (1.7)      .4    (1.5)
  Income from Operations,
   excluding Disability Income -----    79.5   76.6     72.9     65.6    41.2
Disability Income* -----------------  (132.2) (10.0)   (54.0)    (7.3)   (8.2)
  Income from Operations* ----------   (52.7)  66.6     18.9     58.3    33.0

Realized Gain (Loss) on Investments**   10.7     .5     (1.6)      --      --

  Net Income (Loss)* ---------------  $(42.0) $67.1    $17.3    $58.3   $33.0


Sales and In-Force
Individual Life Sales (in billions)    $22.7  $19.9    $17.3    $14.0   $17.0

December 31            (in billions)    1995   1994     1993     1992    1991

Life Insurance In-Force ------------  $142.8  125.6   $118.0   $113.6  $102.2

<F1>
 *Income from operations and net income for 1995 and 1993 include the impact of a change in estimate of the reserve level needed for LNC's disability income business (see note 2 to the consolidated financial statements on page 44).

<F2>
**Prior to 1993, all realized gain (loss) on investments was included in Other Operations.

The Reinsurance segment is conducted through Lincoln National Reinsurance Companies ("LNRC").

LNRC's reported income from operations, absent a fourth quarter charge against earnings related to LNC's direct and reinsurance disability income business, increased 3.5% to $68.9 million in 1995. Including the disability income reserve strengthening of $121.6 million, after-tax, LNRC reported a loss from operations of $52.7 million in 1995.

Profile
LNRC is the leading life-health reinsurer worldwide, based on net premium income (Swiss Re, Economic Studies, June 1995). In 1995, LNRC reported to regulatory authorities consolidated, worldwide net premium income of $2.9 billion, a 21% increase over 1994.

However, a full appreciation of the segment's standing among reinsurers cannot be gleaned from financial reports alone. LNRC does not compete on the basis of price. Nor does it peg its stature on its position as the net premium income leader. Rather, LNRC seeks to understand the unique risk management needs of each of its customers. It designs plans for risk transfer and capital management that build long-term partnerships with client companies. LNRC has the depth of expertise necessary to deal with complexities and craft creative solutions that assist clients in meeting their business goals. Simply stated, LNRC delivers value. Strengths in knowledge management and product development, as well as a sharp customer focus and innovative alliances with service providers, combine to provide value.

Disability Income
LNC took a series of decisive actions related to its disability income insurance business in 1995. In August, LNC announced Lincoln Life's withdrawal from the difficult direct market for disability income coverages. The withdrawal took effect in early 1996. In November, LNC announced that: 1) the block of disability income business written on a direct basis would be consolidated within LNRC's disability income operations to take advantage of the Reinsurance segment's expertise in both risk and claims management; and 2) it would take a charge against earnings of $121.6 million, after-tax, in the fourth quarter to strengthen reserves related to its direct and reinsurance individual disability income business.

Although it is extremely selective in its underwriting, LNRC remains in the disability income reinsurance marketplace. Moreover, LNRC is a source for "best practices" to help client companies improve their disability income results. In this way, LNRC's research capability is leveraging knowledge throughout the insurance industry.

Knowledge Management
Another prominent instance of such leveraging is the wide utilization of underwriting manuals developed by LNRC. In a very real sense, LNRC "wrote the book" on life and health risk selection. These manuals assist underwriting decisions at approximately 500 U.S. and Canadian life and health insurers.

Additionally, LNRC's patented Life Underwriting System ("LUS") was licensed to 5 more life insurance carriers in 1995, bringing the number of LUS licensees to 49. LUS, a state-of-the-art risk management technology, provides decision support to underwriters. Carriers licensed on LUS issue one-quarter of the normally underwritten life insurance policies in the United States and one-half of all such life policies in Canada. Virtually every case underwritten by LNRC in 1995 was processed on LUS, significantly speeding the turnaround time for those policies that required individual reinsurance underwriting.

Individual and Group Markets
Superior customer service, particularly the information flow provided by LUS, differentiates LNRC in the increasingly competitive individual and group markets. LNRC enjoyed especially strong operating results of $54.8 million in these markets in 1995, the fourth consecutive year of favorable mortality and morbidity. Individual life sales volume, as measured by face amount of new business, grew 14% to $22.7 billion. LNRC's annualized premium in the group market remained essentially flat in 1995.

International Markets
International markets have been an area of recent growth for LNRC. Income from operations increased 8% in 1995 to $13.8 million, and several steps were taken to position LNRC for future growth worldwide. LNRC signed a memorandum of understanding with an Indonesian reinsurer and entered into an agreement to be represented by an individual life underwriting office in Tel Aviv. A London office was opened to provide personal accident underwriting and administrative services worldwide. LNRC pursues a niche marketing strategy globally, developing partnerships and alliances as new opportunities are identified.

Financial Reinsurance
Financial reinsurance continues to contribute strong earnings to LNRC, generating $10.2 million in 1995. LNRC's largest financial reinsurance agreement in 1995 involved transfer of more than $500 million of assets and reserves to LNRC. The agreement exposes LNRC to limited underwriting risk while offering an opportunity for a significant profit on investment results.

Financial reinsurance opportunities are evolving as the direct marketplace shifts its emphasis to asset accumulation products. A notable synergy has developed between LNRC and LNC's newly formed Investment Management segment. LNRC is well-positioned, in cooperation with Lincoln Investment Management, to provide comprehensive solutions to annuity writers seeking assistance in managing investments, risk and capital.

Service-Provider Alliances
LNRC has alliances with nearly three dozen entities that are not life or health insurers, such as medical equipment suppliers, direct marketing organizations, electronic information providers and specialty vendors servicing variable life and annuity business. These service-provider alliances, unique among reinsurers, enable LNRC to fashion creative solutions for its traditional client base of insurance companies in the U.S. and select international markets, health maintenance organizations and self-funded employer groups.

Distribution
Account executives and sales specialists acting in a consultative role are the key distributors of LNRC products. LNRC also accepts business from reinsurance intermediaries in select specialty markets.

Outlook
LNRC will concentrate on revenue growth in 1996 through a multiplicity of strategies in all of its markets. General strategies include: alliances for new products in individual markets; an emphasis on increased market share and the promotion of non-medical products in group markets; revenue growth through target marketing internationally; and continued attention to opportunities related to the popularity of asset accumulation products in the direct marketplace.


Review of Operations: Property-Casualty


Year Ended December 31 (in millions)    1995   1994    1993     1992    1991

Financial Results by Source
Underwriting Loss:
  Personal Insurance --------------  $(21.2) $(30.2) $(13.5)  $(31.8) $(56.7)
  Commercial Insurance ------------   (26.9)  (19.5)  (68.2)  (133.3) (102.1)
  Reinsurance ---------------------     --      --      --       --    (12.8)
Investment Income -----------------   200.7   208.5   217.0    242.4   229.6
Other -----------------------------     --      --     (1.4)      .3     1.2
  Income from Operations ----------   152.6   158.8   133.9     77.6    59.2
Realized Gain on Investments* -----    32.1    12.8    91.8      --      --
Loss on Sale of Affiliates/
 Operating Property ---------------   (18.4)    --      --       --      --
  Net Income ----------------------  $166.3  $171.6  $225.7   $ 77.6  $ 59.2

Catastrophe Losses                    $80.3   $71.9  $ 58.3   $106.9  $ 61.8

Combined Loss and Expense Ratios**
Personal Insurance ---------------   104.8%   107.8% 103.0%   105.5%  111.8%
Commercial Insurance -------------   105.0%   104.4% 110.3%   116.5%  111.0%
Reinsurance ----------------------     --       --     --       --    124.3%
Consolidated Combined Ratio ------   104.9%   105.7% 107.5%   112.7%  111.9%
Consolidated Combined Ratio
  Excluding Catastrophe Losses ---   100.1%   101.5% 104.3%   107.6%  109.1%

<F1>
 *Prior to 1993, all realized gain (loss) on investments was included in
  Other Operations.
<F2>
**The combined loss and expense ratio is the ratio of losses and loss expenses to earned premiums plus the ratio of underwriting expense to premiums written.

LNC's Property-Casualty segment consists primarily of American States Insurance Company ("American States").

Absent a special charge for the realignment of American States' field structure, the Property-Casualty segment reported income from operations of $166.3 million in 1995. This was a 5% increase over the previous year's strong earnings.

The results were particularly impressive considering the frequency and severity of U.S. insured property losses in 1995, the third costliest year on record in terms of weather-related property damage. American States' incurred loss for Hurricane Opal, the single most destructive weather event of 1995, was limited to $15.0 million of Opal's estimated $2.1 billion total insured property damage.

The Property-Casualty segment's total net written premium was essentially flat in 1995, following decreases in the years from 1991 to 1994. Net investment income contributed $200.7 million to the segment's income from operations, a slight decline from 1994.

Profile
American States offers a broad spectrum of personal and commercial lines property-casualty insurance throughout the United States. The company's market focus is on providing commercial insurance to small-to-medium-sized businesses and preferred personal lines coverages to individuals. Its greatest concentration of business and market share is in the Midwest and Northwest. Headquartered in Indianapolis, American States is the 30th largest property-casualty insurer in the U.S. (A.M. Best Aggregates & Averages, 1995).

Distribution
American States has strong, long-term relationships with nearly 5,000 independent local agencies. On average, these agencies have maintained relationships with the company for more than 10 years. American States views its policyholders as "shared customers" with the agencies.

Realignment
In November 1995, American States announced a realignment of its field structure designed to reduce expenses and enhance growth. Under the realignment, American States will continue to provide sales, claims and technology support services from approximately 225 locations. However, over the next two years, management of those functions and most of the underwriting will be moved from 20 division offices to four regional offices. Additionally, American States has created 24 field executive positions to maintain and enhance its working relationships with its agencies.

LNC's income from operations for 1995 includes a one-time special charge of $13.7 million, after-tax, related to the realignment of American States' division offices.

Combined Ratio
The Property-Casualty segment's combined ratio improved for the third straight year to 104.9%, compared with 105.7% in 1994. Absent the special charge, the combined ratio for 1995 was 103.6%. Catastrophes contributed 4.8 points to the combined ratio in 1995, compared with 4.2 points in 1994.

Personal Lines
Personal lines business represented 41% of the Property-Casualty segment's total net written premiums for 1995. The personal lines underwriting loss was $21.2 million in 1995, with a $9.0 million improvement in underwriting income over 1994. The combined ratio in personal lines improved 3 points for the year to 104.8%. Catastrophe losses for personal lines business were somewhat lower in 1995 than in 1994.

Preferred private passenger automobile and homeowners' coverage comprise 80% of American State's personal lines business. Private passenger auto insurance results continued to improve. Homeowners' earnings showed some improvement due to better pricing, but this business remains unprofitable. American States will focus on writing more private passenger auto business, but will take a cautious and conservative approach to homeowners coverage.

Commercial Lines
Commercial lines business represented 59% of the Property-Casualty segment's total net written premiums for 1995. The commercial lines combined ratio increased to 105.0% in 1995, up from 104.4% in 1994. However, the combined ratio excluding catastrophes was nearly a full point better than 1994. Commercial lines had a $26.9 million after-tax underwriting loss in 1995, compared with a $19.5 million loss in 1994.

American States targets small-to-medium-sized businesses engaged in retail, wholesale, service, contracting and other trades. American States' commercial lines business includes a relatively low concentration of manufacturing and industrial operations.

Profit Improvement Program
Since embarking on a profit improvement program in 1991, American States has repositioned its premium base to emphasize lines and geographic areas that have greater potential for profitability. American States' premium volume decreased 16% from 1991 to 1995, with a positive impact on the segment's combined ratio and underwriting income. The Property-Casualty segment's combined ratio has improved 7 points since 1991, while underwriting income has improved by nearly $124 million.

Automation Edge
American States is one of the few property-casualty insurers to fully automate policy production in both personal and commercial lines. The result: It's easier and more economical for an agent to do business with American States. The company uses knowledge-based systems in its claims operation and is implementing knowledge-based underwriting systems in its personal lines business. American States also is developing knowledge-based applications for selected commercial lines business. The company's strides in automation are enabling it to consolidate offices and more effectively facilitate decision-making.

Outlook
American States is prepared to broaden its position in commercial and personal lines in 1996. It will focus on the Midwest and Northwest, where its business is most profitable. Additionally, American States will target marketing efforts in other states where the company's presence and a favorable environment give it potential for additional profitable growth. Finally, American States will continue to pursue reductions in operating expenses as its primary strategy to lower its combined ratio.

Review of Operations:  Investment Management*


Year Ended December 31  (in millions)   1995   1994     1993     1992    1991

Financial Results by Source
Investment Advisory Fees-External --  $139.6  $ --     $ --     $ --    $ --
Investment Advisory Fees-Internal --    42.8    --       --       --      --

Income from Operations -------------   $14.7  $ --     $ --     $ --    $ --
Realized Gain on Investments -------     4.3    --       --       --      --
  Net Income -----------------------   $19.0  $ --     $ --     $ --    $ --


Year Ended December 31  (in billions)  1995    1994     1993     1992    1991

Assets Managed
Assets Managed-Internal ----------- $56.278 $42.315  $42.873  $34.909 $29.737
Assets Managed-External:
  Institutional-Fixed -------------   7.720   6.284    3.485    2.657   3.015
  Institutional-Equity ------------  20.996  17.880   18.487   17.093  17.322
  Mutual Funds-Fixed --------------   4.995   4.877    5.309    4.587   3.897
  Mutual Funds-Equity -------------   4.906   3.957    4.370    3.670   3.489
    Total Assets Managed ----------  94.895  75.313   74.524   62.916  57.460
Assets Managed by Non-LNC
 Affiliates ----------------------- (12.961) (9.447)  (9.875)  (6.711) (4.501)
Assets Managed by Lincoln
 National (UK) --------------------  (5.375) (1.571)  (1.503)   (.783)  (.808)
    Total Assets Under Management -
     Investment Management Segment  $76,559 $64,295  $63.146  $55,422 $52.151


*This segment was added in April 1995 following the acquisition of Delaware
 Management Holdings, Inc. (see note 11 to the consolidated financial statements on page 65). Prior to April 1995, LNC's Investment Management results, which were not material to LNC's consolidated operations, were included in Other Operations. Assets managed shown above includes data for Delaware Management Holdings, Inc. prior to the April 1995 acquisition.


Investment Management, conducted through Lincoln National Investment Companies ("LNIC"), reported income from operations of $14.7 million in 1995. LNC has reported Investment Management as a separate business segment since April 1995.

Profile
Although newly established as a distinct business segment, investment management has long been an expertise within LNC. Widely respected as an insurance risk manager, LNC has made a long-term commitment to expand its role in the financial services industry. The establishment of Investment Management as LNC's fourth business segment is a strategic milestone in meeting LNC's objective to become a top-tier company in the financial services business.

LNIC is the holding company for the four companies that comprise the Investment Management segment. These companies are: Lincoln Investment Management, Inc.; Delaware Management Holdings, Inc. ("Delaware"); Lynch & Mayer, Inc. and Vantage Global Advisors, Inc. Lincoln Investment Management is a fixed-income specialist, while the others focus primarily on equities.

Complementary Approaches
All four companies operate autonomously and are encouraged to preserve their distinctive investment styles and strengths. Their diversity of skills, styles and cultures serves to balance the segment's investment performance and operating results. The breadth of complementary investment styles employed by our investment companies is a prudent way to diversify risks, especially in today's sometimes uncertain and volatile investment markets.

Lincoln Investment Management, based in Fort Wayne, Ind., is the investment advisor for LNC's insurance operations and is best known as a manager of fixed-income assets for insurance and pension clients. Lincoln Investment Management specializes in fixed-income investments including public and private debt, real estate debt and equity and asset/liability management.

Delaware, headquartered in Philadelphia, is best known for a conservative value investment style that focuses on stocks with above-average dividend yields. Delaware is also recognized for its small-cap and mid-cap growth investment styles and expertise in municipal and high-yield bonds. Delaware's London operation, which reported asset growth of 36% in 1995, adds to the international expertise of LNIC.

Lynch & Mayer, based in New York City, pursues a growth investment style. Vantage Global Advisors, also based in New York, employs a proprietary quantitative model.

Assets Under Management
Seen as a whole, LNC's new segment already holds a significant presence in the investment management industry, especially in the institutional sector. Combined assets under management exceed $76 billion, placing LNIC among the largest investment managers in the United States. Domestic institutional assets represent 83% of the total. Domestic retail mutual fund assets account for 13%. International equity and global bond assets managed by Delaware in London represent 4%.

Distribution
Multiple distribution channels enable LNIC to deliver a broad range of products to an expanding community of retail and institutional investors. Retail mutual funds are marketed through insurance agents, regional and national broker/dealers, financial planners and banks. Institutional products are sold primarily through pension consultants and directly to defined benefit and defined contribution plan sponsors, endowments, foundations and insurance companies. Expanding and selectively integrating the Investment Management segment's distribution networks is viewed as vital to achieving benchmark growth and service.

Investment Performance
The complementary blend of styles contributed to LNIC's solid investment performance in its debut year. The composite returns of Vantage Global Advisors and Delaware scored in the top quartile of their peer groups of equity managers. The Delaware mutual funds experienced several ranking upgrades in 1995. They now include five retail funds with a ranking of four or five stars from Morningstar, Inc., a service that assigns rankings from one star at the lowest to five stars at the highest to mutual funds.

Lincoln Investment Management, LNIC's fixed-income advisor, had a composite return of 21.1% in 1995. This return outpaced the 20.4% return for a comparative index of corporate bonds and mortgage-backed securities. Delaware's value style produced strong results in the core equity category -- a composite return of 37.3% that qualified as top-quartile performance as measured by the Callan Value Universe. Delaware's international equity composite return was 13.8%, which exceeded the 11.2% return for its comparative MSCI EAFE Index. Vantage Global Advisors' growth and income equity style delivered a 37.0% return, exceeding the 34.6% top quartile performance of the Morningstar Growth and Income Index. This performance earned Vantage Global Advisors a 10th-place ranking among 303 funds in the Morningstar growth and income sector for 1995.

Total Return Philosophy
As the investment manager for the LNC family of insurance companies, Lincoln Investment Management follows a "total return" investment philosophy. This approach significantly differs from the "buy-and-hold" approach followed by many insurance companies. A buy-and-hold investor seeks to maximize current income by selecting assets with high nominal yields. As a total return investor Lincoln Investment Management actively manages a broad range of asset classes with an eye to optimizing total return on assets in conjunction with a highly disciplined asset/liability management process. This approach also creates a value-added advantage for LNC.

Outlook
Lincoln National Investment Companies will pursue three clear strategies to achieve growth and long-term success: development of new products to meet the needs of institutional and retail clients; capturing larger portions of current target markets; and active exploration of synergies among LNIC's autonomous entities and synergies with other LNC affiliates.

Growth in the retail mutual fund market is a priority. New product introductions, consolidation of the Lincoln Advisor Funds with Delaware's family of mutual funds, enhancing and expanding distribution relationships and improving client service are just a few of the steps to achieve this growth.

Review of Other Operations:


Year Ended December 31 (in millions)     1995    1994    1993    1992    1991

Financial Results by Source
Earnings from Unconsolidated Affiliate $ 13.7  $ 14.8  $  --   $  --   $  --
Investment Management* ---------------     .3     7.1     6.1     4.7     2.3
LNC Financing ------------------------  (52.7)  (31.7)  (26.7)  (33.8)  (34.2)
LNC Operations -----------------------  (19.5)  (21.8)  (22.3)  (18.2)  (16.3)
Other Corporate ----------------------   (1.5)   (3.9)    4.0    (3.1)   11.8
Corporate Equity Investments ---------    --      --      --    (36.6)  (39.6)
  Loss from Operations ---------------  (59.7)  (35.5)  (38.9)  (87.0)  (76.0)

Realized Gain (Loss)
 on Investments** --------------------    6.2   (10.6)   19.8   118.6   113.3
Gain (Loss) on Sale of Affiliates/
 Operating Property ------------------   58.3    48.8   (98.5)     --   (89.1)

Cumulative Effect of Accounting
 Change (Postretirement Benefits) ----    --      --    (96.4)    --      --
   Net Income (Loss) ----------------- $  4.8  $  2.7 $(214.0) $ 31.6  $(51.8)

<F1>
 *Includes results through March 31, 1995.  Activity subsequent to that date was recorded within the "Investment Management" segment of business.
<F2>
**Prior to 1993, all realized gain (loss) on investments was included in Other Operations.

The loss from operations shown above includes the earnings from LNC's investment in an unconsolidated affiliate engaged in the employee life-health benefits business (prior to the sale of this holding in October 1995, as described in note 11 to the consolidated financial statements on page 65), certain other operations that are not directly related to the business segments and unallocated corporate revenues and expenses (i.e., corporate investment income, interest expense on short-term and long-term borrowings, and corporate overhead expenses).

Corporate interest expense included within the LNC financing line above was more for 1995 than 1994 as the result of additions to long-term debt (see liquidity and cash flow discussion on page 31).

Net income (loss) shown above for "Other Operations" includes the items described above under loss from operations plus the cumulative effect of the 1993 accounting change for the consolidated group of companies related to postretirement benefits, the gain (loss) on sale of affiliates/operating property (see note 11 to the consolidated financial statements on page 65) and certain realized gain (loss) on sale of investments.

REVIEW OF CONSOLIDATED OPERATIONS AND FINANCIAL CONDITION



Summary Information                                                Increase
                                                                  (Decrease)
Year Ended December 31 (in millions)  1995     1994     1993     1995   1994

Insurance premiums:
Life and annuity ---------------- $  764.8 $  908.9 $  810.6     (16%)   12%
Health --------------------------    810.2  1,005.2  1,795.4     (19%)  (44%)
Property-casualty ---------------  1,678.9  1,710.6  1,841.4      (2%)   (7%)

Insurance fees ------------------    523.2    449.6    470.4      16%    (4%)

Investment advisory fees --------    138.6      --      --

Net investment income -----------  2,285.7  2,011.3  2,146.5      14%    (6%)

Equity in earnings of
 unconsolidated affiliates ------     12.4     14.7      --      (16%)

Realized gain (loss)
 on investments -----------------    215.6   (130.8)   268.4

Gain (loss) on sale of affiliates/
 operating property -------------     54.2     48.8    (98.5)

Other revenue -------------------    149.7    161.5    158.6      (7%)    2%

Insurance benefits and expenses:
Life and annuity ----------------  2,081.7  2,174.0  2,179.6      (4%)
Health --------------------------    822.0    758.7  1,395.0       8%   (46%)
Property-casualty ---------------  1,209.5  1,262.5  1,406.8      (4%)  (10%)

Expenses:
Operating expenses --------------  1,821.0  1,558.8  1,779.3      17%   (12%)
Interest ------------------------     72.5     49.5     44.3      47%    12%

Federal income taxes ------------    144.4     26.4    172.5


REVIEW OF CONSOLIDATED OPERATIONS

As indicated in the "Notes to Consolidated Financial Statements" (see note 11 to the consolidated financial statements on page 65), LNC completed the sale of a life insurance subsidiary and the sale of 71% of its direct writer of employee life-health coverages in 1994. As noted in the following "Review of Consolidated Operations," these sales have affected the comparability of select line items within the Consolidated Statements of Income.

Insurance Premiums
Life and annuity premiums decreased $144.1 million or 16% in 1995 compared with 1994. This decrease is the net result of an increase in business volume from the Reinsurance segment (9% increase) being more than offset by a decrease in volume from the U.S. portion of the Life Insurance and Annuities segment (10% decrease) and a decrease from the United Kingdom component of the Life Insurance and Annuities segment (51% decrease). This decrease in the United Kingdom component was the net result of 1) increases from the premiums generated by the newly acquired U.K. companies (see note 11 to the consolidated financial statements on page 65) and 2) decreases due to modifying, on a prospective basis, the classification of premiums associated with unit-linked transactions within Lincoln National (UK) to more closely conform to the classification used for universal life transactions within the U.S. operations. As noted below, there is a corresponding decrease in life and annuity benefits. Prior period data was not reclassified because the amounts involved are not material to consolidated revenue. Excluding the impact of the subsidiaries sold in 1994 (see note 11 to the consolidated financial statements on page 65), life and annuity premiums increased 22% in 1994. This increase was the result of increases in the volume of transactions in the Life Insurance and Annuities segment and Reinsurance segment. Barring the passage of unfavorable tax legislation that would eliminate the tax-advan-tages for some of LNC's life and annuity products, LNC expects life and annuity premium growth for its domestic operations in 1996. The UK operations should also experience growth in 1996 due to the results of companies acquired in 1995 being included for the entire year.

Excluding the impact of the subsidiary sold in 1994 (see note 11 to the consolidated financial statements on page 65), LNC's health premiums increased $97.5 million or 14% in 1995 and $126.4 million or 22% in 1994 as the result of increased volumes of business in the Reinsurance segment.

Property-casualty premiums decreased 2% in 1995 and 7% in 1994. These decreases were the result of reevaluating underwriting actions, focusing on account selection, risk evaluation and the establishment of appropriate premiums. The volume of premium that this segment will produce in 1996 is dependent upon whether the pricing within the property-casualty insurance market place allows price increases that are necessary to maintain and improve profitability.

Insurance Fees
Insurance fees from universal life, other interest-sensitive life insurance contracts and variable life insurance contracts increased $73.6 million or 16% in 1995. Excluding the impact of a life subsidiary sold in 1994 (see note 11 to the consolidated financial statements on page 65), insurance fees increased $83.4 million or 22% in 1994. The growth in fees from this business is expected to continue in 1996.

Investment Advisory Fees
This line was added to the statements of income in the second quarter of 1995 following LNC's purchase of Delaware Management Holdings, Inc. (see note 11 to the consolidated financial statements on page 65).

Net Investment Income
Net investment income increased $274.4 million or 14% in 1995 as the net result of a 14% increase in mean invested assets and a decrease in the yield on investments from 7.14% to 7.05% (all calculations on a cost basis). Net investment income decreased $135.2 million or 6% in 1994. This is the net result of a 4% increase in mean invested assets less the impact of the overall yield on investments dropping from 7.93% to 7.14%. The increase in mean invested assets for both years was the net result of increased volumes of business in the Life Insurance and Annuities segment being partially offset by reduced volumes of business in the Property-Casualty segment. In addition, the net investment income for 1994 from the proceeds from subsidiaries sold was less than the net investment income previously earned on the invested assets held by the subsidiaries that were sold (see note 11 to the consolidated financial statements on page 65).

Equity in Earnings of Unconsolidated Affiliates
This line was added to the statements of income in 1994 to report the earnings from the remaining 29% ownership following LNC's sale of 71% of the ownership of its primary writer of employee life-health benefit coverages (see note 11 to the consolidated financial statements on page 65). Due to the October 1995 sale of the 29% ownership in this company, the future activity in this account will be minimal, as this holding represented the bulk of LNC's unconsolidated affiliates (see note 11 to the consolidated financial statements on page 65).

Realized Gain (Loss) on Investments
Realized gain (loss) on investments in 1995 and 1994 was $215.6 million and $(130.8) million, respectively. The gain (loss) in 1995 and 1994 was $136.4 million and $(88.7) million, net of related amortization and taxes, respectively. These gains and losses were the result of the sale of investments, write-downs and provisions for losses. The losses in 1994 were the result of net realized investment gains being more than offset by 1) realized investment losses and 2) writedowns of security investments and provisions for losses for mortgage loans and real estate. The investment losses in 1994, primarily in the second and third quarters, were the result of realizing investment losses to recover capital gains taxes paid in prior years.

The write-downs of fixed maturity and equity securities in 1995 and 1994 were recorded when the securities were deemed to have declines in value that were other than temporary. The fixed maturity securities to which these write-downs apply were generally of investment grade quality at the time of purchase but, with the exception of interest only mortgage-backed securities, were classified as "below investment grade" at the time of the write-downs. Allowance for losses on mortgage loans on real estate, real estate and other investments in 1995 and 1994 were established when the underlying value of the property was deemed to be less than the carrying value. The amount of these write-downs and provisions for losses is disclosed within the notes to the accompanying financial statements (see note 3 to the consolidated financial statements on page 45).

Gain (Loss) on Sale of Affiliates/Operating Property
In 1995, LNC recorded the gain on sale of the remaining 29% of the employee life-health benefits company. Also in 1995, LNC recorded a provision for the expected loss related to its decision to sell certain of its operating properties used in its Property-Casualty segment. Finally, LNC recorded a provision for the expected loss on the sale of an operating property used in its Lincoln National (UK) operations. In 1994, LNC recorded a gain on the sale of 71% of its interest in its primary writer of employee life-health benefits. In 1993, LNC recorded a provision for loss on the sale of a life insurance subsidiary. See note 11 to the consolidated financial statements on page 65 for additional information.

Other Revenue
Other revenue decreased $11.8 million or 7% in 1995. This is the net result of increases in the volume of transactions in the Life Insurance and Annuities segment being more than offset by the absence of revenues from the investment management companies that were recorded in this account until the start of the new segment in the second quarter of 1995. Excluding the impact of the subsidiaries sold in 1994, other revenue increased 16% in 1994, when compared to 1993, as a result of increases in the volume of transactions in the Life Insurance and Annuities segment.

Insurance Benefits and Expenses
Life and annuity benefit and settlement expenses in 1995 decreased $92.3 million or 4% when compared to 1994. This decrease is the net result of an increase of 6% from the U.S. portion of the Life Insurance and Annuity segment and decreases of 2% from the Reinsurance segment and 60% from the United Kingdom component of the Life Insurance and Annuities segment. The decrease in the United Kingdom component relates to the change in classification of life and annuity premiums noted above. Excluding the impact of the life subsidiary sold in 1994 (see note 11 to the consolidated financial statements on page 65), life and annuity benefits and settlement expenses increased $168.2 million or 8% in 1994 when compared to 1993. This increase was the result of increased volumes of business in the Life Insurance and Annuities segment. The increase in life and annuity benefits expense in 1996 is expected to parallel the growth in life and annuity premiums.

Excluding the impact of the subsidiary sold in 1994 (see note 11 to the consolidated financial statements on page 65), and the special addition to the disability income reserves in 1995 (see note 2 to the consolidated financial statements on page 44), health benefits increased $92.7 million or 17% in 1995 as the result of increased volumes of business in the Reinsurance segment and Life Insurance and Annuities segment. Excluding the impact of the subsidiary sold in 1994 (see note 11 to the consolidated financial statements on page
65), health benefits increased $57.8 million or 12% in 1994. This increase was the result of increased volumes of business in the Reinsurance segment.

Property-casualty benefits decreased by $53.0 million or 4% in 1995 compared to 1994. This decrease was the net result of moderate decreases in the volume of business being partially offset by increases in catastrophe and storm losses. Property-casualty benefits decreased by $144.3 million or 10% in 1994 compared to 1993. This decrease is the net result of reduced volumes of insurance being partially offset by an increase in catastrophe and storm losses. Assuming an average catastrophe and storm loss year in 1996, the increase in property-casualty benefits is expected to parallel the change in property-casualty premiums.

Underwriting, Acquisition, Insurance and Other Expenses
Excluding the impact of the subsidiary sold in 1994 (see note 11 to the consolidated financial statements on page 65), these expenses increased $349.8 million or 23.5% in 1995. The primary driver behind this increase beyond the general inflation rate was 1) the write-off of deferred acquisition costs associated with the special additions to the disability reserves and 2) the higher expenses in the Reinsurance segment and Life Insurance and Annuities segment due to the increase in business volumes. Also, the expenses for the

Property-Casualty segment for 1995 included $21.0 million related to the expected expenses, primarily severance compensation, to consolidate 20 divisional operations into four regional operations. Other than this special expense item, the expenses for the Property-Casualty segment were essentially flat with a year ago as staff levels were adjusted to the current level of business. Excluding the impact of the various subsidiaries sold, these expenses decreased $35.4 million or 2% in 1994 when compared to 1993. This decrease was the net result of lower expenses in the Property-Casualty segment and lower volume related expenses in the Reinsurance segment being partially offset by increases in the Life Insurance and Annuities segment. In 1996, all business segments will continue to adjust staff levels as appropriate to match business volumes.

Interest Expense
Interest expense increased $23.0 million or 47% in 1995. This was the result of increases in the average debt outstanding less the impact of changes in the composition of debt outstanding. The higher outstanding debt relates to the acquisitions of additional companies (see note 11 to the consolidated financial statements on page 65). The additional leverage created by these acquisitions resulted in a one step downgrade in LNC's debt ratings. Standard and Poor's changed its rating from A+ ("Exceptional or Superior") to A ("Excellent") and Moody's changed its rating from A1 to A2 (both "Very Good, Strong or High"). Interest expense increased $5.2 million or 12% in 1994. This increase was the net result of higher average debt outstanding and higher interest rates on debt outstanding being partially offset by the reduction in interest expense which resulted from the calling of the 8% notes (due in 1997) in March 1994. Although partially dependent on the level of short-term interest rates, interest expense is expected to be higher in 1996 than in 1995 due to a full year of interest on debt issued or assumed in April 1995 in connection with the acquisition of additional companies.

Federal Income Taxes
Federal income taxes increased $118.0 million in 1995. This increase was the result of higher pre-tax earnings and the fact that 1994 taxes were lower because no tax expense was recorded on the 1994 gain on sale of 71% of its direct writer of employee life-health benefit coverages (see note 11 to the consolidated financial statements on page 65). LNC's Federal income taxes decreased $146.1 million in 1994 compared to 1993. This decrease was primarily the result of lower pre-tax earnings in 1994 and the lack of tax expense on the gain on sale of 71% of its direct writer of employee life-health benefit coverages in 1994. An additional item affecting this comparison is the fact that LNC did not receive a tax benefit from the loss on sale of a life insurance subsidiary in 1993. The reduction in pre-tax earnings in 1994 is the result of the absence of earnings from subsidiaries sold (see note 11 to the consolidated financial statements on page 65) and the realization of losses on the sale of investments during 1994 versus the realization of gains on investments in 1993. The tax benefits from the realized losses result from the carryback of such losses to realized gains recognized in prior years.

Summary
Net income for 1995 was $482.2 million compared with $349.9 million in 1994. Excluding realized gain (loss) on investments and gain on sale of affiliates/operating property, LNC earned $306.5 million for 1995 compared to $389.8 million in 1994. This decrease is the net result of increased earnings in the Life Insurance and Annuities segment and Investment Management segment being more than offset by decreases within the Reinsurance and Property-Casualty segments. Excluding the special additions to the disability income reserves (see note 2 to the consolidated financial statements on page 44) and the after-tax impact of expenses associated with realignment of division offices in the Property-Casualty segment, LNC earned $441.8 million for 1995. Net income for 1994 was $349.9 million compared with $318.9 million in 1993. Excluding realized gain (loss) on investments, gain (loss) on sale of affiliates/operating property and the cumulative effect of implementing the postretirement accounting change in 1993, all net of taxes, LNC earned $389.8 million for 1994 compared to $343.5 million in 1993. All the business segments contributed to this increase.

REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Investments
The investment portfolio, excluding cash and invested cash, is comprised of fixed maturity securities; equities; mortgage loans on real estate; real estate, either wholly owned or joint ventures; and other long-term investments. LNC purchases investments for its segmented portfolios which have yield, duration and other characteristics that take into account the liabilities of the products being supported. The total investment portfolio increased $5.0 billion in 1995. This increase was the result of increases in the fair value of securities available-for-sale, the addition of the investment portfolios of the companies acquired in 1995 (see note 11 to the consolidated financial statements on page 65) and by new purchases of investments from cash flow generated by the business units.

LNC maintains a high-quality fixed maturity securities portfolio. As of December 31, 1995, $11.5 billion or 45.7% of its fixed maturity securities portfolio had ratings of AA or better and only $1.6 billion or 6.1% had ratings below investment grade (BB or less) (see note 3 to the consolidated financial statements on page 46). The below investment grade fixed maturity securities represent only 4.9% of LNC's total investment portfolio. The interest rates available on these below investment grade securities are significantly higher than are available on other corporate debt securities. Also, the risk of loss due to default by the borrower is significantly greater with respect to such below investment grade securities because these securities are generally unsecured, often subordinated to other creditors of the issuer and issued by companies that usually have high levels of indebtedness. LNC attempts to minimize the risks associated with these below investment grade securities by limiting the exposure to any one issuer and by closely monitoring the credit worthiness of such issuers. For the year ended December 31, 1995, the aggregate cost of such investments purchased was $1.0 billion. Aggregate proceeds from such investments sold were $768.8 million, resulting in a realized pre-tax gain (loss) at the time of sale of ($14.9) million.

LNC's entire fixed maturity and equity securities portfolio is classified as "available-for-sale" and is carried at fair value. Changes in fair values, net of related deferred acquisition costs, amounts required to satisfy policyholder commitments and taxes, are charged or credited directly to shareholders' equity. Note 3 to the consolidated financial statements (see page 45) shows the gross unrealized gains and losses as of December 31, 1995.

LNC's fixed maturity securities available-for-sale include mortgage-backed securities. The mortgage-backed securities included in LNC's investment portfolio are subject to risks associated with variable prepayments or delayed repayments. This may result in these securities having a different actual cash flow and maturity than planned at the time of purchase. Securities that have an amortized cost greater than par which are backed by mortgages that prepay faster than expected will incur a reduction in yield or a loss. Those securities that have an amortized cost lower than par that prepay faster than expected will generate an increase in yield or a gain. Repayments occurring slower than expected have the opposite impact. The degree to which a security is susceptible to either gains or losses is influenced by the difference between its amortized cost and par, the relative sensitivity of the underlying mortgages backing the assets to prepayment or delayed repayments in a changing interest rate environment and the repayment priority of the securities in the overall securitization structure.

LNC limits the extent of its risk on mortgage-backed securities by generally avoiding securities whose cost significantly exceeds par, by purchasing securities which are backed by stable collateral, and by concentrating on securities with enhanced priority in their trust structure. Such securities with reduced risk typically have a lower yield (but higher liquidity) than higher-risk mortgage-backed securities. At selected times, higher-risk securities may be purchased if they do not compromise the safety of the general portfolio. At December 31, 1995, LNC did not have a significant amount of higher-risk mortgage-backed securities. There are negligible default risks in the mortgage-backed securities portfolio as a whole as the vast majority of the assets are either guaranteed by U.S. government-sponsored entities or are supported in the securitization structure by junior securities enabling the assets to achieve high investment grade status. See note 3 to the consolidated financial statements on page 46 for additional detail about the underlying collateral.

As of December 31, 1995, mortgage loans on real estate and investments in real estate represented 10.0% and 2.4% of the total investment portfolio. As of December 31, 1995, the underlying properties supporting the mortgage loans on real estate consisted of 21.2% in commercial office buildings, 28.6% in retail stores, 21.0% in apartments, 14.2% in industrial buildings, 5.0% in hotels/motels and 10.0% in other. In addition to the dispersion by type of property, the mortgage loan portfolio is geographically diversified throughout the United States.

Investment in Unconsolidated Affiliates
This line was added to the balance sheet in 1994 following LNC's sale of 71% of the ownership of its primary writer of employee life-health coverages. The decrease in this balance at December 31, 1995 is due to the October 1995 sale of the remaining 29% ownership in this company. See note 11 to the consolidated financial statements on page 65.

Cash and Invested Cash
Cash and invested cash increased by $531.3 million in 1995. This increase is the result of a portion of the operating cash flow being invested temporarily in short-term investments pending the placement of funds in longer term investments.

Assets Held in Separate Accounts
This asset account, as well as the corresponding liability account, increased by $8.5 billion, reflecting the acquisition of a United Kingdom company (see note 11 to the consolidated financial statements on page 65) and a continued increase in annuity and pension funds under management for all existing companies.

Federal Income Taxes
Federal income taxes payable at December 31, 1995 of $128.4 million compares to Federal income taxes recoverable of $396.9 million at December 31, 1994. This change is the net result of 1) a decrease in the recoverable deferred taxes applicable to the increase in unrealized gains on available-for-sale securities and 2) the receipt of a tax refund of $147.4 million in the first quarter of 1995, which resulted from the realization of capital losses in 1994 to recover capital gains taxes paid in prior years, being partially offset by increases related to recoverable deferred taxes from life insurance reserve differences, discounting of unpaid losses, additions to the investment reserves and the absence of a valuation allowance at December 31, 1995. Federal income taxes recoverable at December 31, 1994 of $396.9 million represents a change of $547.9 million compared to the Federal income taxes payable at December 31, 1993. This is primarily the result of recoverable deferred taxes applicable to LNC's available-for-sale securities which were in an unrealized loss position at December 31, 1994 compared to an unrealized gain position at December 31, 1993. Other factors affecting this change relate to deferred taxes from life insurance reserve differences, discounting of unpaid losses, changes in investment reserves and postretirement obligations, and the current taxes recoverable related to the realization of losses on securities during 1994. A significant portion of the deferred tax benefits related to the December 31, 1994, unrealized loss on securities was not recognized due to the establishment of a valuation allowance (see note 4 to the consolidated financial statements on page 49).

Amounts Recoverable from Reinsurers
The increase in amounts recoverable from reinsurers was the result of an increased volume of business ceded in the Life Insurance and Annuities segment.

Goodwill
The increase in goodwill in 1995 relates to LNC's acquisition of additional operating businesses in 1995. Goodwill decreased $82.8 million in 1994 primarily as a result of the sale of subsidiaries during 1994. See note 11 to the consolidated financial statements on page 65.

Other Intangible Assets
The increase in this balance sheet account in 1995 relates to LNC's acquisition of additional operating businesses (see note 11 to the consolidated financial statements on page 65).

Other Assets
The increase in other assets of $315.0 million is the result of having a higher receivable related to investment securities sold in the last few days of 1995 versus the end of 1994.

Total Liabilities
Total liabilities increased by $13.1 billion in 1995.  This increase reflects
1) an increase in business activity as evidenced by an increase in policy liabilities and accruals of $2.4 billion, an increase of $1.5 billion in contractholder funds and an increase of $8.5 billion in the liabilities related to separate accounts, 2) an increase in debt of $251.3 million and 3) an increase in all other liabilities of $409.7 million.

Policy liabilities at December 31, 1995 and 1994 included liabilities for environmental claims of $256 million and $201 million, respectively. At December 31, 1995 and 1994, these amounts include approximately $127 million and $81 million of reserve for claims that have been incurred but not reported and approximately $43 million and $37 million of related claim expenses, respectively. Because of the limited coverages that have been written by LNC, these environmental claims represent only 10% of LNC's total property-casualty policy liabilities (3% based on claim counts of direct business) and less than 2% of LNC's total policy liabilities. Paid environmental claims and claim expenses totalled approximately $15.5 million in 1995 compared with approximately $15.0 million in 1994.

The percentages and amounts referenced above are at these levels due to LNC's concentration on writing coverages for small to medium-size companies rather than the larger companies that tend to incur most of the environmental and product liability claims. LNC's management challenges environmental claims in cases of questionable liability and reviews the level of the environmental liabilities on an on-going basis to help insure that the liability maintained is adequate. Nonetheless, establishing liabilities for environmental claims is subject to significant uncertainties because of the long reporting delays, lack of historical data and the unresolved complex legal and regulatory issues that are involved (see note 7 to the consolidated financial statements on page
56). However, based on available information, it is management's judgement that the appropriate level of liabilities have been recorded and that any unrecorded liability would not be material to LNC's future results of operations, liquidity or financial condition.

The increase in other liabilities relates to an increase in the expected payouts for security investments purchased in the last few days of 1995 versus a lower volume of such transactions late in 1994.

Shareholders' Equity
Total shareholders' equity increased $1.3 billion during the year ended December 31, 1995. Excluding the increase of $1.0 billion related to net unrealized gain (loss) on securities available-for-sale, shareholders' equity increased $326.8 million. This increase in shareholders' equity was the net result of increases due to $482.2 million of net income, $24.1 million from the issuance of common stock related to benefit plans, $6.5 million related to an increase in the accumulated foreign exchange gain and a decrease of $186.0 million related to the declaration of dividends to shareholders.

Capital adequacy is a primary measure used by insurance regulators to determine the financial stability of an insurance company. In the U.S., risk-based capital guidelines are used by the National Association of Insurance Commissioners to determine the amount of capital that represents minimum acceptable operating amounts related to insurance and investment risks. Regulatory action is triggered when an insurer's statutory-basis capital falls below the formula-produced capital level. At December 31, 1995, statutory-basis capital for each of LNC's U.S. life and property-casualty insurance subsidiaries was substantially in excess of regulatory action levels of risk-based capital required by the jurisdiction of domicile except for one property-casualty company which is involved in servicing a closed block of business.

As noted above, shareholders' equity includes net unrealized gain (loss) on securities available-for-sale. At December 31, 1995, the book value of $41.89 per share included $6.68 of unrealized gains on securities and at December 31, 1994 the book value of $29.35 per share included $3.00 of unrealized losses on securities.

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

Market Risk Exposures of Financial Instruments

Asset-Liability Context. LNC analyzes and manages the risks arising from market exposures of financial instruments, as well as other risks, in an integrated asset-liability context, taking diversification into account. By aggregating the potential effect of market and other risks of the entire enterprise, LNC estimates and manages the risk to its earnings and shareholder value. The risks of market exposures of financial instruments, and the related risk management processes, are most important in the Life Insurance and Annuities segment, where most of the invested assets support accumulation and investment oriented insurance products. Additional market exposures exist in LNC's other general account insurance products and in its debt structure and derivatives positions. The primary sources of market risk are substantial, relatively rapid and sustained increases or decreases in interest rates, a period of greater than normal default experience, and a sharp drop in equity market values, as discussed below. Specific market risk exposures as they relate to derivatives is included in the Derivatives section of Management's Discussion and Analysis on page 29.

Accumulation and Investment Oriented Insurance Products. General account assets supporting accumulation and investment oriented insurance products total $21 billion or 66% of total invested assets. With respect to these products, LNC seeks to earn a stable and profitable spread between investment income and interest credited to account values. If LNC has adverse experience on investments that cannot be passed through to customers, its spreads are reduced. The interest rate scenarios of concern are those in which there is a substantial, relatively rapid, increase or decrease in interest rates which is then sustained over a long period.

Assets of $13 billion supports the biggest category of accumulation and investment oriented insurance products, fixed deferred annuities. For these products, LNC may adjust renewal crediting rates monthly or annually subject to guaranteed minimums ranging from 3.0% to 4.5%. The higher minimums apply to in-force blocks of older products that no longer are sold. LNC has $2.5 billion in assets supporting universal life insurance on which it has the right to adjust renewal crediting rates subject to guaranteed minimums ranging from 4% to 5% at December 31, 1995. Annuity and universal life insurance customers have the right to surrender their policies at account value less a surrender charge that grades to zero over periods ranging from 5 to 10 years from policy issue date or, in some cases, the date of each premium received.


LNC also has assets totaling $5.5 billion supporting guaranteed interest contracts, pension buy-out annuities and immediate annuities. Generally, the cash flows expected on these liabilities do not vary with fluctuations in market interest rates and are not adjustable by LNC. Accordingly, if experience on the assets supporting these products is more adverse than the assumptions used in pricing the products, spreads will tend to be below expectations. LNC limits exposure to interest rate risk by managing the duration and maturity structure of each investment portfolio in relation to the liabilities it supports.

Other General Account Insurance Products. LNC also has $11 billion of assets supporting general account products, including disability income, property casualty insurance and term life insurance. For these products, the liability cash flows may have actuarial uncertainty but their amounts and timing do not vary significantly with interest rates. LNC limits interest rate risk by analyzing the duration of the projected cash flows and structuring investment portfolios with similar durations.

Debt. LNC has short-term and long-term debt of which $768.8 million is at fixed rates and $316.9 million is at floating rates. LNC manages the timing of maturities and the mixture of fixed-rate and floating-rate debt as part of the process of integrated management of interest rate risk for the entire enterprise.

Interest Rate Risk--Falling Rates. After rising in 1994, interest rates fell in 1995. For example, the five-year Treasury yield rose from 5.2% to 7.8% in 1994 and fell back to 5.4% in 1995. Under scenarios in which interest rates continue falling and remain at levels significantly lower than those prevailing at December 31, 1995, minimum guarantees on annuity and universal life insurance policies could cause spreads to deteriorate. The earned rate on the annuity and universal life insurance portfolios averaged 7.8% and 7.9%, respectively, at December 31, 1995, providing a cushion for further decline before the earned rates would be insufficient to cover minimum guaranteed rates plus the target spread. The maturity structure and call provisions of the related portfolios are structured to afford protection against erosion of this cushion for a period of time, but spreads would be at risk if interest rates continued to fall and remained lower for a long period. LNC manages these exposures by maintaining a suitable maturity structure and by limiting its exposure to call risk in each respective investment portfolio.

Exposure to call risk was reduced in 1995, principally by reducing exposure to mortgage-backed securities ("MBS"). LNC believes that the portfolios supporting its accumulation and investment oriented insurance products have a prudent degree of call protection in the context of each category of liability as well as on a consolidated basis. The MBS portion of the portfolio, including collateralized mortgage obligations ("CMOs"), represents a total of $4.8 billion or 23% of the $21 billion of general account assets supporting such products. LNC's MBS portfolio has better call protection than the MBS pass-through market in general because of its 55% concentration in protected amortization class CMOs. Of $15 billion in corporate obligations, only $.7 billion or 4%, are subject to call.

Interest Rate Risk--Rising Rates. For both annuities and universal life insurance, a rapid and sustained rise in interest rates poses risks of deteriorating spreads and high surrenders. The portfolios supporting these products have fixed-rate assets laddered over maturities generally ranging from one to 10 years or more. Accordingly, the earned rate on each portfolio lags behind changes in market yields. As rates rise, the lag may be increased by slowing of MBS prepayments. The greater and faster the rise in interest rates, the more the earned rate will tend to lag behind market rates. If LNC sets renewal crediting rates to earn the desired spread, the gap between its renewal crediting rates and competitors' new money rates may be wide enough to cause increased surrenders. If it credits more competitive renewal rates to limit surrenders, its spreads will narrow. LNC devotes extensive effort to evaluating these risks by simulating asset and liability cash flows for a wide range of interest rate scenarios. Such analysis has led to adjustments in the target maturity structure and to hedging the risk of rising rates by buying out-of-the-money interest rate cap agreements (see Derivatives section of Management's Discussion and Analysis on page 29). With this hedge, the potential adverse impact of a sustained rise in rates is kept within corporate risk tolerances. LNC believes that the risks of rising interest rates are also mitigated by its emphasis on periodic premium products.

Default Risk. In assessing the risk that the rate of default losses for each category of asset may be worse than the rates assumed in pricing its products, LNC considers the entire $32 billion portfolio of invested assets, taking diversification into account. Of this total, $15.2 billion are corporate bonds and $3.2 billion are commercial mortgages. LNC manages the risk of adverse default experience on these investments by applying disciplined credit evaluation and underwriting standards, prudently limiting allocations to lower-quality, higher-yielding investments, and diversifying exposures by issuer, industry, region and property type. For each counter-party or borrowing entity and its affiliates, LNC's exposures from all transactions are aggregated and managed in relation to formal limits set by rating quality and industry group. LNC remains exposed to occasional adverse cyclical economic downturns during which default rates may be significantly higher than the long-term historical average used in pricing.

Equity Market Exposures. At December 31, 1995, LNC owned equities consisting of $1.2 billion of common stocks, $776 million of real estate, and $100 million of other equity interests. While LNC invests in these categories with the expectation of achieving higher returns than would be available in its core fixed-income investments, the returns on, and values of, these equity investments are subject to somewhat greater market risk than its fixed income investments.

The fee revenues of LNC's Investment Management segment and fees earned from variable annuities are exposed to the risk of a decline in the equity market values. Investment advisory fees are generally a fixed percentage of the market value of assets under management. In a severe equity market decline, fee income could be reduced by not only reduced market valuations but also by customer withdrawals. Such withdrawals from equity funds and accounts might be offset, in part, by transfers to LNC's fixed-income accounts and through the transfer of funds to LNC by customers from competitors.

Derivatives
As indicated in note 7 to the consolidated financial statements (see page 58), LNC has entered into derivative transactions to reduce its exposure to interest rate fluctuations, the widening of bond yield spreads over comparable maturity U.S. Government obligations and foreign exchange risk. A discussion of LNC's five significant programs using derivative agreements and contracts follows. All these programs are used within the Life Insurance and Annuities segment except for the foreign exchange risk on an investment in a foreign subsidiary which is used within Other Operations.

1) LNC uses interest rate cap agreements to hedge against the negative impact of a significant and sustained rise in interest rates. Interest rate caps are contracts that require counterparties to pay LNC at specified future dates the amount, if any, by which a specified market interest rate exceeds the cap rate stated in the agreements, applied to a notional amount. As of December 31, 1995, LNC had agreements with notional amounts of $5.1 billion with cap rates ranging from 138 to 498 basis points above prevailing interest rates. These agreements expire in 1997 - 2003. The cap rates in some contracts increase over time.

The revenue that LNC receives from interest rate caps depends on the future levels of interest rates on U.S. Treasury securities with maturities of two, five, seven and 10 years; U.S. dollar swap rates for similar maturities; and the London Interbank Offered Rate ("LIBOR"). The table below analyzes the amount of cap revenue LNC would receive if those rates were 1%, 2%, 3%, or 4% higher than they were at December 31, 1995 and remain at those levels throughout the remaining lives of the caps owned by LNC. In relation to the level of these rates at December 31, 1995, the cap rates were from 1.38% to 4.98% out of the money, i.e., higher. Revenue from interest rate caps under these scenarios is as follows:


Year Ended December 31  (in millions) 1996  1997  1998  1999  2000 Thereafter

No change                           $  --  $ --  $ --  $ --  $ --      $ --
Up 1%                                  --    --    --    --    --        --
Up 2%                                   .1    .1    .1    .1   --        --
Up 3%                                   .8    .3    .3    .3   --        --
Up 4%                                 18.3  14.9   9.1   1.9   --        --


2) LNC uses spread-lock agreements to hedge a portion of the value of its fixed maturity securities against the risk of widening in the spreads between their yields and the yields of comparable maturity U.S. Government obligations. The actual risk being hedged is the potential widening of bond spreads that would be caused by widening swap spreads. Under each of these agreements, LNC assumes the right and the obligation to enter into an interest rate swap at a future date in which LNC would pay a fixed rate equal to a contractually specified spread over the yield of a specified U.S. Treasury security and receive a floating rate. As of December 31, 1995, LNC had spread-lock agreements with an aggregate notional amount of $600 million with 10 years remaining in the exercise periods.

Over the past five years, swap spreads have typically traded within an annual range of 30 basis points, i.e., a range of plus or minus 15 basis points around the mean level. At December 31, 1995, the cash-settlement value of the spread locks would have changed by approximately $5.0 million for each 15 basis point change in swap spreads.

3) LNC uses exchange-traded financial futures contracts and options on financial futures to hedge against interest rate risks and to manage duration of a portion of its fixed maturity securities. Financial futures contracts obligate LNC to buy or sell a financial instrument at a specified future date for a specified price and may be settled in cash or through delivery of the financial instrument. Cash settlements on the change in market values of financial futures contracts are made daily. Put options on a financial futures contract give LNC the right, but not the obligation, to assume a long or short position in the underlying futures contract at a specified price during a specified time period.

At December 31, 1995, LNC had long positions in the March 1996 five year note, 10 year note, and bond futures with an aggregate face amount of $106.7 million. As the yields on the underlying Treasury securities rise (fall), the value of these long positions to LNC will decrease (increase) by approximately $.9 million for each 10 basis point parallel shift in the yield curve.

4) LNC uses foreign exchange forward contracts to hedge against foreign exchange risk related to LNC's investment in its foreign subsidiary, Lincoln National (UK). The foreign exchange forward contracts obligate LNC to deliver a specified amount of currency at a future date at a specified exchange rate.

The value of the foreign exchange forward contracts at any given point fluctuate according to the underlying level of exchange rate and interest rate differentials. At December 31, 1995, LNC had contracts in place with notional amounts of $398.8 million. Assuming no difference in the underlying interest rates, the value of these contracts will rise (fall) by approximately $4.0 million for each 1% change in the exchange rate.

5) LNC uses a combination of foreign exchange forward contracts, foreign currency options, and foreign currency swaps to hedge some of the foreign exchange risk related to its investments in fixed maturity securities denominated in foreign currencies. The foreign currency forward contracts obligate LNC to deliver a specified amount of currency at a future date at a specified exchange rate. As of December 31, 1995, LNC had a short position in foreign exchange forward contracts with a notional amount of $15.7 million.

Foreign currency options give LNC the right, but not the obligation, to buy or sell a foreign currency at a specific exchange rate during a specified time period. At December 31, 1995, LNC had a long position in foreign currency options with a notional amount of $99.2 million.

A foreign currency swap is a contractual agreement to exchange the currencies of two different countries pursuant to an agreement to re-exchange the two currencies at the same rate of exchange at a specified future date. As of December 31, 1995, LNC had a foreign currency swap with a notional amount of $15 million.

The value of the foreign exchange contracts, foreign currency options and foreign currency swaps, which are used to reduce the risk of reduction of the value in U.S. dollars of investments denominated in foreign currencies that might result from an adverse change in currency exchange rates, fluctuate according to the underlying level of exchange rates. At December 31, 1995, LNC had notional amounts of contracts in place of $129.9 million. If the U.S. dollar were to appreciate (depreciate) 1% in relation to each of the currencies involved in these contracts, the value of these positions would rise (fall) by $1.3 million.

The first three programs discussed above are designed to help LNC achieve more stable margins while providing competitive crediting rates to policyholders during periods when interest rates are rising or corporate bond spreads are widening. Failure to maintain competitive crediting rates could result in policyholders withdrawing their funds for placement in more competitive products. The other two programs discussed above are designed to reduce LNC's risk related to changes in foreign currency exchange rates.

LNC is depending on the ability of derivative product dealers and their guarantors to honor their obligations to pay the contract amounts under interest rate cap agreements and other over-the-counter derivative products such as spread-lock agreements, foreign currency exchange contracts, foreign currency options and foreign currency swaps. In order to minimize the risk of default losses, LNC diversifies its exposures among several dealers and limits the amount of exposure in accordance with the credit rating of each dealer or its guarantor. With the exception of one cap agreement counterparty, at December 31, 1995, the dealers providing interest rate caps or their guarantors were rated single A or better by Standard & Poors and Moody's. In fact, 84% of the notional amount of caps were from dealers which, giving effect to guarantees, were rated AA or better by those agencies. One counterparty with an aggregate notional amount of $500 million and an aggregate replacement value of approximately $.1 million, had its rating lowered from A3 to Baa1 by one of the major rating agencies during 1995. This counterparty continues to hold an A rating from another major rating agency.

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

The Consolidated Statements of Cash Flows on page 39 indicate that operating activities provided cash of $1.9 billion, $1.2 billion and $.8 billion in 1995, 1994 and 1993, respectively. This statement also classifies the other sources and uses of cash by investing activities and financing activities and discloses the amount of cash available at the end of the year to meet LNC's obligations.

Although LNC generates adequate cash flow to meet the needs of its normal operations, periodically LNC may issue debt or equity securities to fund internal expansion, acquisitions, investment opportunities and the retirement of LNC's debt and equity. In 1995, LNC filed a shelf registration for $600 million with the Securities and Exchange Commission that would allow LNC to issue debt or equity securities. This registration included an aggregate of $100 million of securities which had not been utilized from a 1994 registration. Also, cash funds are available from LNC's revolving credit agreement which provides for borrowing up to $500 million (see note 5 to the consolidated financial statements on page 51).

Transactions such as those described in the preceding paragraph that occurred recently included the issuance of $200 million in debt in May 1995. Proceeds from this offering were used to pay down short-term debt that had been incurred in April 1995 related to the acquisition of additional operating businesses (see note 11 to the consolidated financial statements on page 65).

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


Holding Company Cash Flow


Year Ended December 31               (in millions)      1995    1994     1993

Dividends from subsidiaries:
  Lincoln Life -----------------------------------  $ 310.0  $ 125.0  $  12.0
  American States --------------------------------    199.0    215.0     60.0
  Other ------------------------------------------     29.5      4.5      4.0
Net investment income ----------------------------      2.9      1.2      4.3
Operating expenses -------------------------------    (41.7)   (33.7)   (19.5)
Interest -----------------------------------------    (57.3)   (44.3)   (39.0)
Net sales (purchases) of investments -------------     16.6    (22.1)    31.6
Increase (decrease) in cash collateral on
 loaned securities -------------------------------     (4.5)    14.3      9.5
Additional investment in subsidiaries ------------   (697.1)    (2.7)  (105.8)
(Investment in) sale of unconsolidated affiliate -    194.0   (103.5)     --
Net increase (decrease) in debt ------------------    217.1     15.9   (207.2)
Increase in receivables from subsidiaries --------      (.3)    (3.9)   (14.2)
Increase (decrease) in loans from subsidiaries ---    (42.4)   271.8   (127.6)
Decrease (increase) in loans to subsidiaries -----   (107.0)   (20.5)    34.7
Federal income taxes received (paid) -------------    (38.3)    65.6   (270.0)
Net tax receipts from (payments to) subsidiaries -     61.5    (61.1)   319.8
Dividends paid to shareholders -------------------   (178.8)  (172.2)  (156.2)
Common stock issued for benefit plans ------------     24.1     30.0     26.2
Public offering of common stock ------------------      --       --     316.1
Retirement of common stock -----------------------      --     (18.4)     --
Other --------------------------------------------     56.4     20.5     (2.8)

Cash and invested cash - December 31 ------------- $  466.8 $  523.1   $271.7
Other investments - December 31 ------------------     20.3     28.7     43.9
Debt - December 31 -------------------------------  1,402.1  1,227.5    939.8


The table above shows the cash flow activity for the holding company from 1993 through 1995. The line, "net tax receipts from (payments to) subsidiaries", recognizes that the holding company receives tax payments from subsidiaries, pays the consolidated tax liability and reimburses subsidiaries for the tax effect of any taxable operating and capital losses.

LNC's insurance subsidiaries are subject to certain insurance department regulatory restrictions as to the transfer of funds and payments of dividends to the holding company (see note 7 to the consolidated financial statements on page 56). However, these restrictions pose no short-term liquidity concerns for the holding company. The financial strength and stability of the subsidiaries permit ready access to short-term or long-term credit sources for the holding company.

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


Item 8.  Financial Statements and Supplementary Data

Operating Results by Quarter
       (in millions, except per share)    1st Qtr  2nd Qtr  3rd Qtr   4th Qtr

1995 Data

Premiums and other considerations ---    $  909.6 $1,000.3 $1,032.7 $1,135.2
Net investment income ---------------       530.1    583.6    567.7    604.3
Realized gain on investments --------        44.1     62.3     68.1     41.1
Gain on sale of affiliates/
 operating property -----------------         --       --       --      54.2
Net income --------------------------       134.8    117.9    154.3     75.2

Net income per share ----------------       $1.30    $1.13    $1.48    $ .72

1994 Data

Premiums and other considerations* --    $1,221.7 $  921.7 $  930.7 $1,176.4
Net investment income ---------------       501.8    487.6    510.0    511.9
Realized gain (loss) on investments -        38.1    (66.3)   (74.2)   (28.4)
Gain on sale of affiliates/
 operating property -----------------        44.1      4.7      --       --
Net income --------------------------       151.0     46.8     58.4     93.7

Net income per share ----------------       $1.46     $.45    $ .56    $ .90

*Premiums and other considerations shown for the 1994 quarters are after reclassification of revenues and expenses to conform to the 1995 presentation (see note 2 to the consolidated financial statements on page 44). This reclassification reduced 1994 revenues and expenses by $201.1 million, $196.7 million, $195.1 million and $211.7 million for the first through fourth quarters, respectively. The fourth quarter of 1995 includes a change in estimate related to LNC's disability income business (see note 2 to the consolidated financial statements on page 44).

Consolidated Financial Statements

The consolidated financial statements of Lincoln National Corporation and Subsidiaries follow on pages 34 through 66.


                        LINCOLN NATIONAL CORPORATION
                       CONSOLIDATED BALANCE SHEETS


December 31                       (000s omitted)         1995          1994

ASSETS

Investments:

  Securities available-for-sale, at fair value:

    Fixed maturity
    (cost: 1995-$23,935,527; 1994-$22,194,079) -  $25,834,476   $21,644,154

    Equity
    (cost: 1995-$936,124; 1994-$948,135) -------    1,164,844     1,038,617

  Mortgage loans on real estate ----------------    3,186,872     2,853,083

  Real estate ----------------------------------      775,912       706,854

  Policy loans ---------------------------------      602,573       550,672

  Other investments ----------------------------      371,765       175,121

    Total Investments --------------------------   31,936,442    26,968,501

Investment in unconsolidated affiliates --------        5,562        97,054

Cash and invested cash -------------------------    1,572,855     1,041,583

Property and equipment -------------------------      243,763       185,471

Deferred acquisition costs ---------------------    1,436,685     2,069,975

Premiums and fees receivable -------------------      537,979       551,679

Accrued investment income ----------------------      462,737       428,959

Assets held in separate accounts ---------------   22,769,068    14,301,684

Federal income taxes ---------------------------         --         396,888

Amounts recoverable from reinsurers ------------    2,495,189     2,152,327

Goodwill ---------------------------------------      471,465       145,844

Other intangible assets ------------------------      528,934        42,773

Other assets -----------------------------------      797,054       482,022

      Total Assets -----------------------------  $63,257,733   $48,864,760


See notes to the consolidated financial statements on pages 40 - 65.


                        LINCOLN NATIONAL CORPORATION
                        CONSOLIDATED BALANCE SHEETS
                                -CONTINUED-


December 31                        (000s omitted)        1995           1994

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

  Policy liabilities and accruals:

    Future policy benefits, claims
     and claim expenses -------------------------  $12,922,547   $10,536,512

    Unearned premiums ---------------------------      813,380       804,987

      Total Policy Liabilities and Accruals -----   13,735,927    11,341,499

  Contractholder funds --------------------------   18,784,508    17,250,423

  Liabilities related to separate accounts ------   22,769,068    14,301,684

  Federal income taxes --------------------------      128,426          --

  Short-term debt -------------------------------      426,848       360,177

  Long-term debt --------------------------------      659,303       474,201

  Other liabilities -----------------------------    2,375,531     2,094,716

      Total Liabilities -------------------------   58,879,611    45,822,700

Shareholders' Equity:

  Series A preferred stock
   (1995 liquidation value - $3,252) ------------        1,335         1,420

  Series E preferred stock ----------------------         --         151,206

  Series F preferred stock ----------------------         --         158,707

  Common stock ----------------------------------      889,476       555,382

  Retained earnings------------------------------    2,775,718     2,479,532

  Foreign currency translation adjustment -------       13,413         6,890

  Net unrealized gain (loss) on
   securities available-for-sale ----------------      698,180      (311,077)

      Total Shareholders' Equity ----------------    4,378,122     3,042,060


      Total Liabilities and
       and Shareholders' Equity -----------------  $63,257,733   $48,864,760


See notes to the consolidated financial statements on pages 40 - 65.


                        LINCOLN NATIONAL CORPORATION
                     CONSOLIDATED STATEMENTS OF INCOME


Year Ended December 31   (000s omitted)        1995        1994         1993

Revenue:

  Insurance premiums ------------------  $3,253,833  $3,624,648   $4,447,397

  Insurance fees ----------------------     523,237     449,643      470,395

  Investment advisory fees ------------     138,584        --           --

  Net investment income ---------------   2,285,681   2,011,351    2,146,519

  Equity in earnings of
   unconsolidated affiliates ----------      12,361      14,652         --

  Realized gain (loss) on investments -     215,623    (130,820)     268,422

  Gain (loss) on sale of affiliates/
   operating property -----------------      54,195      48,842      (98,500)

  Other -------------------------------     149,742     161,534      158,524

    Total Revenue ---------------------   6,633,256   6,179,850    7,392,757

Benefits and Expenses:

  Benefits and settlement expenses ----   4,113,143   4,195,243    4,981,379

  Underwriting, acquisition,
   insurance and other expenses -------   1,821,022   1,558,806    1,779,248

  Interest expense --------------------      72,516      49,520       44,301

    Total Benefits and Expenses -------   6,006,681   5,803,569    6,804,928

    Income Before Federal Income
     Taxes and Cumulative Effect
     of Accounting Change -------------     626,575     376,281      587,829

Federal income taxes ------------------     144,389      26,383      172,546

    Income Before Cumulative Effect
     of Accounting Change -------------     482,186     349,898      415,283

Cumulative effect of accounting
 change (postretirement benefits) -----        --           --       (96,431)

    Net Income ------------------------  $  482,186  $  349,898   $  318,852


Earnings Per Share:

Income before cumulative
 effect of accounting change ----------       $4.63       $3.37        $4.06

Cumulative effect of accounting
 change (postretirement benefits) -----         --          --          (.94)

    Net Income ------------------------       $4.63       $3.37        $3.12


See notes to the consolidated financial statements on pages 40 - 65.


                       LINCOLN NATIONAL CORPORATION
              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

Year Ended December 31       (000s omitted)      1995       1994       1993

Preferred Stock:
 Series A Preferred Stock:
   Balance at beginning of year -----------  $  1,420   $  1,553   $  1,896
   Conversion into common stock -----------       (85)      (133)      (343)
     Balance at End of Year ---------------     1,335      1,420      1,553

 Series E Preferred Stock:
   Balance at beginning of year -----------   151,206    151,206    151,206
   Conversion into common stock -----------  (151,206)      --         --
     Balance at End of Year ---------------       --     151,206    151,206

 Series F Preferred Stock:
   Balance at beginning of year -----------   158,707    158,707    158,707
   Conversion into common stock -----------  (158,707)      --         --
     Balance at End of Year ---------------       --     158,707    158,707

Common Stock:
  Balance at beginning of year ------------   555,382    543,659    200,986
  Conversion of series A preferred stock --        85        133        343
  Conversion of series E and F
   preferred stock ------------------------   309,913        --         --
  Public offering of common stock ---------       --         --     316,100
  Issued for benefit plans ----------------    26,888     30,616     26,930
  Shares forfeited under benefit plans ----    (2,792)      (631)      (700)
  Retirement of common stock --------------       --     (18,395)       --
     Balance at End of Year ---------------   889,476    555,382    543,659

Retained Earnings:
  Balance at beginning of year ------------ 2,479,532  2,303,731  2,147,691
  Net income ------------------------------   482,186    349,898    318,852
  Dividends declared:
    Series A preferred stock --------------      (123)      (134)      (146)
    Series E preferred stock --------------    (4,168)    (8,336)    (8,336)
    Series F preferred stock --------------    (4,364)    (8,729)    (8,729)
    Common stock --------------------------  (177,345)  (156,898)  (145,601)
     Balance at End of Year --------------- 2,775,718  2,479,532  2,303,731

Foreign Currency Translation Adjustment:
  Accumulated adjustment at
   beginning of year ----------------------     6,890     (1,214)     3,643
  Change during the year ------------------     6,523      8,104     (4,857)
     Balance at End of Year ---------------    13,413      6,890     (1,214)

Net Unrealized Gain (Loss) on Securities
 Available-for-sale:
   Balance at beginning of year -----------  (311,077)   914,679    162,742
   Cumulative effect of accounting change -      --          --     768,419
   Other change during the year ----------  1,009,257 (1,225,756)   (16,482)
     Balance at End of Year ---------------   698,180   (311,077)   914,679

     Total Shareholders' Equity
      at End of Year ----------------------$4,378,122 $3,042,060 $4,072,321


See notes to the consolidated financial statements on pages 40 - 65.


                        LINCOLN NATIONAL CORPORATION
        CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY - continued


Year Ended December 31   (Number of Shares)      1995        1994        1993

Preferred Stock:
(10,000,000 shares authorized)

  Series A Preferred Stock:
    Balance at beginning of year --------     43,218      47,289      57,716
    Conversion into common stock --------     (2,572)     (4,071)    (10,427)
      Balance Issued and Outstanding
       at End of Year -------------------     40,646      43,218      47,289

  Series E Preferred Stock:
    Balance at beginning of year -------   2,201,443   2,201,443   2,201,443
    Conversion into common stock -------  (2,201,443)        --          --
      Balance Issued and Outstanding
       at End of Year ------------------         --    2,201,443   2,201,443

  Series F Preferred Stock:
    Balance at beginning of Year -------   2,216,454   2,216,454   2,216,454
    Conversion into common stock -------  (2,216,454)        --          --
      Balance Issued and Outstanding
       at End of Year ------------------         --    2,216,454   2,216,454

Common Stock:
(Shares authorized: 1995 and
 1994 - 800,000,000; 1993 - 400,000,000)

  Balance at beginning of year ---------- 94,477,942  94,183,190  84,142,458
  Conversion of series A preferred stock-     20,576      32,568      83,416
  Conversion of series E and F
   preferred stock ----------------------  8,835,794         --          --
  Public offering of common stock -------        --          --    9,200,000
  Issued for benefit plans --------------    905,361     778,587     786,192
  Shares forfeited under benefit plans --    (54,556)    (16,403)    (28,876)
  Retirement of common stock ------------       --      (500,000)       --

    Balance Issued and Outstanding
     at End of Year ---------------------104,185,117  94,477,942  94,183,190


Common Stock (assuming conversion of
 series A, E and F preferred stock):

   End of Year --------------------------104,510,285 103,659,480 103,397,296

   Average for the Year -----------------104,115,650 103,863,196 102,307,356


Dividends Per Share:

  Series A preferred stock --------------       $3.00      $3.00       $3.00
  Series E preferred stock --------------        1.89       3.79        3.79
  Series F preferred stock --------------        1.97       3.94        3.94
  Common stock --------------------------        1.75       1.66        1.55

See notes to the consolidated financial statements on pages 40 - 65.


                        LINCOLN NATIONAL CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS


Year Ended December 31     (000s omitted)        1995        1994        1993

Cash Flows from Operating Activities:
Net income ------------------------------  $  482,186  $  349,898  $  318,852
Adjustments to reconcile net income to net
 cash provided by operating activities:
   Deferred acquisition costs -----------     (44,990)   (199,419)    (23,961)
   Premiums and fees receivable ---------     (15,087)     (7,777)    (62,201)
   Accrued investment income ------------     (41,268)    (44,171)     23,441
   Policy liabilities and accruals ------     147,989      11,487       6,797
   Contractholder funds -----------------   1,631,192   1,674,888   1,369,129
   Amounts recoverable from reinsurers---    (435,776)   (776,408)   (710,038)
   Federal income taxes -----------------     268,338     (59,611)    (96,469)
   Equity in undistributed earnings of
    unconsolidated affiliates -----------     (11,493)    (12,408)        --
   Provisions for depreciation ----------      59,835      58,689      58,893
   Amortization of goodwill and other
    intangible assets -------------------      74,229       9,274       8,851
   Realized (gain) loss on investments --    (300,840)    212,201    (292,153)
   (Gain) loss on sale of affiliates/
    operating property ------------------     (54,195)    (48,842)     98,500
   Cumulative effect of accounting
    change ------------------------------         --         --        96,431
   Other --------------------------------     160,180      14,365      12,998
     Net Adjustments --------------------   1,438,114     832,268     490,218
     Net Cash Provided by
      Operating Activities --------------   1,920,300   1,182,166     809,070

Cash Flows from Investing Activities:
Securities available-for-sale:
  Purchases ----------------------------- (15,327,959)(13,383,236) (9,158,159)
  Sales ---------------------------------  14,253,858  10,352,938   8,834,823
  Maturities ----------------------------   1,051,471   1,106,687      45,937
Fixed maturity securities held for investment:
  Purchases -----------------------------        --           --   (6,626,937)
  Sales ---------------------------------        --           --    3,205,203
  Maturities ----------------------------        --           --    1,858,044
Purchase of other investments -----------  (1,770,790) (1,696,570) (1,360,779)
Sale or maturity of other investments ---   1,103,380   1,755,113     733,585
Sale of affiliates ----------------------     186,900     417,367         --
Purchase of affiliates ------------------    (736,966)        --          --
Increase (decrease) in cash collateral on
 loaned securities ----------------------     (39,223)   (149,597)     30,906
Other -----------------------------------    (148,029)     94,566     257,943
  Net Cash Used in Investing Activities--  (1,427,358) (1,502,732) (2,179,434)

Cash Flows from Financing Activities:
Principal payments on long-term debt ----     (14,182)   (142,065)     (2,805)
Issuance of long-term debt --------------     197,785     199,482      35,035
Net increase (decrease) in
 short-term debt ------------------------      25,785     (59,698)   (112,579)
Universal life and investment
 contract deposits ----------------------   2,142,043   2,429,113   2,467,540
Universal life and investment
 contract withdrawals -------------------  (2,158,392) (1,613,780) (1,509,108)
Public offering of common stock ---------         --          --      316,100
Common stock issued for benefit plans ---      24,096      29,985      26,230
Retirement of common stock --------------         --      (18,395)        --
Dividends paid to shareholders ----------    (178,805)   (172,157)   (156,235)
  Net Cash Provided by Financing
   Activities ---------------------------      38,330     652,485   1,064,178

  Net Increase (Decrease) in Cash -------     531,272     331,919    (306,186)

Cash at Beginning of Year ---------------   1,041,583     709,664   1,015,850

  Cash at End of Year -------------------  $1,572,855  $1,041,583  $  709,664


See notes to the consolidated financial statements on pages 40 - 65.

LINCOLN NATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

Basis of Presentation. The accompanying consolidated financial statements include Lincoln National Corporation ("LNC") and its majority-owned subsidiaries. Through subsidiary companies, LNC operates multiple insurance and investment management businesses. Operations are divided into four business segments (see note 9 on page 62). Less than majority-owned entities in which LNC has at least a 20% interest are reported on the equity basis. These consolidated financial statements have been prepared in conformity with generally accepted accounting principles.

Use of Estimates. The nature of the insurance and investment management businesses requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Investments. LNC classifies its fixed maturity and equity securities (common and non-redeemable preferred stocks) as available-for-sale and, accordingly, such securities are carried at fair value. The cost of fixed maturity securities is adjusted for amortization of premiums and discounts. The cost of fixed maturity and equity securities is adjusted for declines in value that are other than temporary.

For the mortgage-backed securities portion of the fixed maturity securities portfolio, LNC recognizes income using a constant effective yield based on anticipated prepayments and the estimated economic life of the securities. When estimates of prepayments change, the effective yield is recalculated to reflect actual payments to date and anticipated future payments. The net investment in the securities is adjusted to the amount that would have existed had the new effective yield been applied since the acquisition of the securities. This adjustment is reflected in net investment income.

Mortgage loans on real estate are carried at the outstanding principal balances less unaccrued discounts and net of reserves for declines that are other than temporary. Investment real estate is carried at cost less allowances for depreciation. Such real estate is carried net of reserves for declines in value that are other than temporary. Real estate acquired through foreclosure proceedings is recorded at fair value on the settlement date which establishes a new cost basis. If a subsequent periodic review of a foreclosed property indicates the fair value, less estimated costs to sell, is lower than the carrying value at the settlement date, the carrying value is adjusted to the lower amount. Policy loans are carried at aggregate unpaid balances.
Any changes to the reserves for mortgage loans on real estate and real estate are reported as realized gain (loss) on investments.

Cash and invested cash are carried at cost and include all highly liquid debt instruments purchased with a maturity of three months or less.

Realized gain (loss) on investments is recognized in net income, net of related amortization of deferred acquisition costs, using the specific identification method. Changes in the fair values of securities carried at fair value are reflected directly in shareholders' equity after deductions for related adjustments for deferred acquisition costs and amounts required to satisfy policyholder commitments that would have been recorded if these securities would have been sold at their fair value, and after deferred taxes or credits to the extent deemed recoverable.

Derivatives. LNC hedges certain portions of its exposure to interest rate fluctuations, the widening of bond yield spreads over comparable maturity U.S. Government obligations and foreign exchange risk by entering into derivative transactions. A description of LNC's accounting for its hedge of such risks is discussed in the following two paragraphs.

The premium paid for an interest rate cap is deferred and amortized to net investment income on a straight-line basis over the term of the interest rate cap. Any settlement received in accordance with the terms of the interest rate caps is recorded as investment income. Spread-lock agreements, interest rate swaps and financial futures which hedge fixed maturity securities available-for-sale, are carried at fair value with the change in fair value reflected directly in shareholders' equity. Realized gain (loss) from the settlement of such derivatives is deferred and amortized over the life of the hedged assets as an adjustment to the yield. Foreign exchange forward contracts, which hedge LNC's investment in its foreign subsidiary, Lincoln National (UK), are carried at fair value with the change in fair value and realized gain (loss) on such contracts reflected directly in the foreign currency translation adjustment component of shareholders' equity. Foreign exchange forward contracts, foreign currency options and foreign currency swaps, which hedge some of the foreign exchange risk of investments in fixed maturity securities denominated in foreign currencies, are carried at fair value with the change in fair value reflected in earnings. Realized gain
(loss) from the settlement of such derivatives is also reflected in earnings.

Hedge accounting is applied as indicated above after LNC determines that the items to be hedged expose LNC to interest rate fluctuations, the widening of bond yield spreads over comparable maturity U.S. Government obligations and foreign exchange risk; and the derivatives used are designated as a hedge and reduce the indicated risk by having a high correlation of changes in the value of the derivatives and the items being hedged at both the inception of the hedge and throughout the hedge period. Should such criteria not be met, the change in value of the derivatives is included in net income.

Property and Equipment. Property and equipment owned for company use is carried at cost less allowances for depreciation.

Premiums and Fees. Revenue for universal life and other interest-sensitive life insurance policies consists of policy charges for the cost of insurance, policy initiation and administration, and surrender charges that have been assessed. Traditional individual life-health and annuity premiums are recognized as revenue over the premium-paying period of the policies. Group health and property-casualty premiums are prorated over the contract term of the policies.

As specified in the investment advisory agreements with the mutual funds, fees are determined and recognized as revenues monthly, based on the average daily net assets of the mutual funds managed. Investment advisory contracts generally provide for the determination and payment of advisory fees based on market values of managed portfolios at the end of a calendar month or quarter. Investment management and advisory contracts are renewable annually with cancellation clauses ranging from 30 to 90 days.

Assets Held in Separate Accounts/Liabilities Related to Separate Accounts. These assets and liabilities represent segregated funds administered and invested by LNC's insurance subsidiaries for the exclusive benefit of pension and variable life and annuity contractholders. The fees received by LNC's insurance subsidiaries for administrative and contractholder maintenance services performed for these separate accounts are included in LNC's consolidated statements of income.

Deferred Acquisition Costs. Commissions and other costs of acquiring universal life insurance, variable universal life insurance, traditional life insurance, annuities, group health insurance and property-casualty insurance which vary with and are primarily related to the production of new business, have been deferred to the extent recoverable. Acquisition costs for universal and variable universal life insurance policies are being amortized over the lives of the policies in relation to the incidence of estimated gross profits from surrender charges and investment, mortality, and expense margins, and actual realized gain (loss) on investments. That amortization is adjusted retrospectively when estimates of current or future gross profits to be realized from a group of products are revised. The traditional life-health and annuity acquisition costs are being amortized over the premium-paying period of the related policies using assumptions consistent with those used in computing policy reserves. Deferred acquisition costs for property-casualty policies are amortized over the contract term of the policies; property-ca-sualty acquisition costs that are not recoverable from future premiums and related investment income are expensed.

Expenses. Expenses for universal and variable universal life insurance policies include interest credited to policy account balances and benefit claims incurred during the period in excess of policy account balances. Interest crediting rates associated with funds invested in the insurance company's general account during 1993 through 1995 ranged from 6.1% to 8.25%.

Goodwill and Other Intangible Assets. The cost of acquired subsidiaries in excess of the fair value of net assets (goodwill) is amortized using the straight-line method over periods that generally correspond with the benefits expected to be derived from the acquisitions. Goodwill recorded subsequent to 1994 is amortized over 20 to 25 years. Goodwill arising prior to 1995 is generally amortized over 40 years.

The present value of business in-force is an asset that is recorded in connection with the acquisition of an insurance company or a block of policies. The initial value is determined actuarially by discounting estimated future gross profits as a measure of the value of business in-force purchased. The resulting asset is amortized on a constant yield basis over the expected revenue recognition period of the business acquired, with the accrual of interest added to the unamortized balance at rates ranging from 8% to 9%.

Other intangible assets (i.e. institutional customer relationships, covenants not to compete and mutual fund customer relationships) have been recorded in connection with the acquisition of an asset management services company. These assets are amortized on a straight-line basis over 6 to 15 years.

The carrying value of goodwill and other intangible assets is reviewed periodically for indicators of impairment in value.

Policy Liabilities and Accruals. The liabilities for future policy benefits and expenses for universal and variable universal life insurance policies consist of policy account balances that accrue to the benefit of the policyholders, excluding surrender charges. The liabilities for future policy benefits and expenses for traditional life policies and immediate and deferred paid-up annuities are computed using a net level premium method and assumptions for investment yields, mortality and withdrawals based principally on company experience projected at the time of policy issue, with provision for possible adverse deviations. Interest assumptions for traditional direct individual life reserves for all policies range from 2.3% to 11.7% graded to 5.7% after 30 years depending on time of policy issue. Interest rate assumptions for reinsurance reserves range from 5.0% to 11.0% graded to 8.0% after 20 years. The interest assumptions for immediate and deferred paid-up annuities range from 4.5% to 8.0%.

The liability for unpaid property-casualty claims is based on estimates of payments to be made for individual claims reported and unreported claims, reduced by estimated recoveries from salvage and subrogation. With respect to its policy liabilities and accruals, LNC carries on a continuing review of its
1) overall reserve position, 2) reserving techniques and 3) reinsurance arrangements, and as experience develops and new information becomes known, liabilities are adjusted as deemed necessary. The effects of changes in estimates are included in the operating results for the period in which such estimates occur.

Reinsurance. LNC's insurance companies enter into reinsurance agreements with other companies in the normal course of their business. LNC's insurance subsidiaries may assume reinsurance from unaffiliated companies and/or cede reinsurance to such companies. Assets/liabilities and premiums/benefits from certain reinsurance contracts which grant statutory surplus to other insurance companies have been netted on the balance sheets and income statements, respectively, since there is a right of offset. All other reinsurance agreements are reported on a gross basis.

Depreciation. Provisions for depreciation of investment real estate and property and equipment owned for company use are computed principally on the straight-line method over the estimated useful lives of the assets.

Postretirement Medical and Life Insurance Benefits. LNC accounts for its postretirement medical and life insurance benefits using the full accrual method.

Stock Options. LNC recognizes compensation expense for its stock option incentive plans using the intrinsic value method of accounting. Under the terms of the intrinsic value method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date, or other measurement date, over the amount an employee must pay to acquire the stock.

Foreign Exchange. LNC's foreign subsidiaries' balance sheet accounts and income statement items are translated at the current exchange and average exchange rates for the year, respectively. Resulting translation adjustments are reported as a component of shareholders' equity. Other translation adjustments for foreign currency transactions that affect cash flows are reported in earnings.


2.  Changes in Accounting Principles, Changes in Estimates and
    Reclassifications

Postretirement Benefits Other than Pensions. Effective January 1, 1993, LNC changed its method of accounting for postretirement medical and life insurance benefits for its eligible employees and agents from a pay-as-you-go method to a full accrual method in accordance with Financial Accounting Standard No. 106 entitled "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("FAS 106"). This full accrual method recognizes the estimated obligation for retired employees and agents and active employees and agents who are expected to retire in the future. The effect of the change for 1993 was to increase net periodic postretirement benefit cost by $9,200,000 and decrease income before cumulative effect of accounting change by $6,000,000 ($.06 per share). The implementation of FAS 106 resulted in a one-time charge to first quarter 1993 net income of $96,400,000 ($146,100,000 pre-tax) or $.94 per share for the cumulative effect of the accounting change. See note 6 on page 53 for additional disclosures regarding postretirement benefits other than pensions.

Accounting by Creditors for Impairment of a Loan. Financial Accounting Standard No. 114 entitled "Accounting by Creditors for Impairment of a Loan" ("FAS 114") issued in May 1993, was adopted by LNC effective January 1, 1993. FAS 114 requires that if an impaired mortgage loan's fair value as described in note 3 on page 46 is less than the recorded investment in the loan, the difference is recorded in the mortgage loan allowance for losses account. The adoption of FAS 114 resulted in additions to the mortgage loan allowance for losses account and reduced first quarter 1993 income before cumulative effect of accounting change and net income by $42,300,000 or $.41 per share ($64,100,000 pre-tax). See note 3 on page 47 for further mortgage loan disclosures. Most of the effect of this change in accounting was within the Life Insurance and Annuities segment.

Accounting for Certain Investments in Debt and Equity Securities. Financial Accounting Standard No. 115 entitled "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115") issued in May 1993, was adopted by LNC as of December 31, 1993. In accordance with the rules, the prior year financial statements have not been restated to reflect the change in accounting principle. Under FAS 115, securities can be classified as available-for-sale, trading or held-to-maturity according to the holder's intent. LNC classified its entire fixed maturity securities portfolio as "available-for-sale." Securities classified as available-for-sale are carried at fair value and unrealized gains and losses on such securities are carried as a separate component of shareholders' equity. The ending balance of shareholders' equity at December 31, 1993 was increased by $768,400,000 (net of $384,600,000 of related adjustments to deferred acquisition costs, $62,900,000 of policyholder commitments and $412,400,000 in deferred income taxes, all of which would have been recognized if those securities would have been sold at their fair value, net of amounts applicable to Security-Connecticut Corporation) to reflect the net unrealized gain on fixed maturity securities classified as available-for-sale previously carried at amortized cost. Prior to the adoption of FAS 115, LNC carried a portion of its fixed maturity securities at fair value with unrealized gains and losses carried as a separate component of shareholders' equity. The remainder of such securities were carried at amortized cost.

Change in Estimate for Net Investment Income Related to Mortgage-backed Securities. At December 31, 1993, LNC had $6,062,000,000 invested in mortgage-backed securities. As indicated in note 1 on page 40, LNC recognizes income on these securities using a constant effective yield based on anticipated prepayments. With the implementation of new investment software in December 1993, LNC was able to significantly refine its estimate of the effective yield on such securities to better reflect actual prepayments and estimates of future prepayments. This resulted in an increase in the amortization of purchase discount on these securities of $58,600,000 and, after related amortization of deferred acquisition costs ($18,500,000) and income taxes ($14,100,000), increased 1993's income before cumulative effect of accounting change and net income by $26,000,000 or $0.25 per share. Most of the effect of this change in estimate was within the Life Insurance and Annuities business segment.

Change in Estimate for Disability Income Reserves. During the fourth quarter of 1993, income before cumulative effect of accounting change and net income decreased by $32,800,000 or $0.32 per share as the result of strengthening reinsurance disability income reserves by $50,500,000. The need for this reserve increase within the Reinsurance segment was identified as the result of management's assessment of current expectations for morbidity trends and the impact of lower investment income due to lower interest rates.

During the fourth quarter of 1995, LNC completed an in-depth review of the experience of its disability income business. As a result of this study, and based on the assumption that recent experience will continue in the future, income before cumulative effect of accounting change and net income decreased by $121,600,000 or $1.17 per share ($187,000,000 pre-tax) as a result of strengthening disability income reserves by $142,700,000 and writing-off deferred acquisition costs of $44,300,000 in the Reinsurance segment.

Reclassifications. During the first quarter of 1995, in accordance with management's current judgement of the economic effect of certain reinsurance contracts which provide statutory surplus relief to other insurance companies, changes have been made in the classification of assets, liabilities, revenues, and total benefits and expenses to reflect deposit accounting for such contracts. Amounts for prior periods have been reclassified to conform to the 1995 presentation. Net income and shareholders' equity are not affected by these reclassifications. The reclassifications reduced assets/liabilities and revenues/total benefits and expenses as follows:

December 31                             (in millions)     1994        1993
Assets/liabilities -----------------------------------  $465.3      $555.3

Year Ended December 31                  (in millions)     1994        1993
Revenues/total benefits and expenses -----------------  $804.5      $897.0



3.  Investments


The major categories of net investment income are as follows:

Year Ended December 31             (in millions)     1995      1994     1993

Fixed maturity securities ---------------------  $1,853.6  $1,614.9 $1,757.6
Equity securities -----------------------------      30.3      29.9     28.9
Mortgage loans on real estate -----------------     272.0     277.2    297.2
Real estate -----------------------------------     117.9     104.4     82.3
Policy loans ----------------------------------      37.9      34.0     37.3
Invested cash ---------------------------------      83.6      55.8     39.6
Other investments -----------------------------      43.2      54.5     33.4
  Investment revenue --------------------------   2,438.5   2,170.7  2,276.3
Investment expense ----------------------------     152.8     159.4    129.8
  Net investment income -----------------------  $2,285.7  $2,011.3 $2,146.5



The realized gain (loss) on investments is as follows:

Year Ended December 31             (in millions)     1995      1994     1993

Fixed maturity securities available-for-sale:
 Gross gain -----------------------------------   $ 257.7   $  87.8  $ 142.3
 Gross loss -----------------------------------     (95.8)   (331.2)   (13.3)
Equity securities available-for-sale:
 Gross gain -----------------------------------     160.6      92.6    225.8
 Gross loss -----------------------------------     (60.0)    (80.8)   (69.1)
Fixed maturity securities held for investment:
 Gross gain -----------------------------------       --        --     248.9
 Gross loss -----------------------------------       --        --     (75.8)
Other investments------------------------------      61.9      19.6   (166.7)
Related restoration or amortization of deferred
 acquisition costs and provision for policy-
 holder commitments ---------------------------    (108.8)     81.2    (23.7)
   Total --------------------------------------   $ 215.6   $(130.8) $ 268.4


Provisions (credits) for write-downs and net changes in provisions for losses, which are included in the realized gain (loss) on investments shown above, are as follows:


Year Ended December 31             (in millions)     1995       1994    1993

Fixed maturity securities ---------------------    $ 19.9     $ 19.5  $ 60.0
Equity securities -----------------------------       3.7        8.7     1.6
Mortgage loans on real estate -----------------      14.2       18.2   140.6
Real estate -----------------------------------      (9.2)      14.9    33.4
Other long-term investments -------------------      (4.6)       1.7     4.3
Guarantees ------------------------------------      (2.6)       2.5     1.4
  Total ---------------------------------------    $ 21.4     $ 65.5  $241.3


The change in unrealized appreciation (depreciation) on investments in fixed maturity and equity securities is as follows:


Year Ended December 31      (in millions)          1995       1994      1993

Fixed maturity securities available-for-sale - $2,448.9  $(2,295.1) $1,717.5
Equity securities available-for-sale ---------    138.2      (93.3)    (32.7)
Fixed maturity securities held for investment       --         --   (1,130.3)
  Total -------------------------------------- $2,587.1  $(2,388.4) $  554.5



The cost, gross unrealized gain and loss, and fair value of securities available-for-sale are as follows:


                                                                         Fair
December 31            (in millions)       Cost      Gain     Loss       Value
1995:

Corporate bonds --------------------  $14,011.4  $1,262.3    $ 31.2  $15,242.5
U.S. Government bonds --------------    1,033.1     115.0        .1    1,148.0
Foreign governments bonds ----------    1,273.2      98.6       9.7    1,362.1
Mortgage-backed securities:
  Mortgage pass-through securities -    1,175.0      45.6       3.4    1,217.2
  Collateralized mortgage
   obligations ---------------------    4,089.0     266.9       3.8    4,352.1
  Other mortgage-backed securities -        2.7        .4        .1        3.0
State and municipal bonds ----------    2,238.1     154.0       2.0    2,390.1
Redeemable preferred stocks --------      113.0       7.0        .5      119.5
  Total fixed maturity securities --   23,935.5   1,949.8      50.8   25,834.5
Equity securities ------------------      936.1     232.4       3.7    1,164.8
  Total ----------------------------  $24,871.6  $2,182.2    $ 54.5  $26,999.3


1994:

Corporate bonds --------------------  $12,166.7    $170.8 $   544.9  $11,792.6
U.S. Government bonds --------------    1,673.1       7.5      47.8    1,632.8
Foreign governments bonds ----------      624.3       6.1      18.5      611.9
Mortgage-backed securities:
  Mortgage pass-through securities -    1,265.0       7.9      46.8    1,226.1
  Collateralized mortgage
   obligations ---------------------    3,944.4      83.3     153.6    3,874.1
  Other mortgage-backed securities -        6.1       1.1       1.0        6.2
State and municipal bonds ----------    2,386.2      46.2      54.7    2,377.7
Redeemable preferred stocks --------      128.3       --        5.6      122.7
  Total fixed maturity securities --   22,194.1     322.9     872.9   21,644.1
Equity securities ------------------      948.1     135.2      44.7    1,038.6
  Total ----------------------------  $23,142.2    $458.1  $  917.6  $22,682.7


Future maturities of fixed maturity securities available-for-sale are as follows:

                                                                   1995
                                                                         Fair
December 31                              (in millions)         Cost     Value

Due in one year or less ------------------------------    $   501.3 $   506.3
Due after one year through five years ----------------      3,987.7   4,197.9
Due after five years through ten years ---------------      6,421.4   6,873.6
Due after ten years ----------------------------------      7,758.4   8,684.4
  Subtotal -------------------------------------------     18,668.8  20,262.2
Mortgage-backed securities ---------------------------      5,266.7   5,572.3
  Total ----------------------------------------------    $23,935.5 $25,834.5


The foregoing data is based on stated maturities. Actual maturities will differ in some cases because borrowers may have the right to call or pre-pay obligations.

At December 31, 1995, the current par, amortized cost and estimated fair value of investments in mortgage-backed securities summarized by interest rates of the underlying collateral are as follows:



                                              Current                     Fair
December 31                 (in millions)       Par         Cost         Value

Below 7% -------------------------------     $  374.3     $  356.8    $  361.1
7% - 8% --------------------------------      1,547.4      1,473.7     1,517.2
8% - 9% --------------------------------      1,710.9      1,660.4     1,770.9
Above 9% -------------------------------      1,829.4      1,775.8     1,923.1
  Total --------------------------------     $5,462.0     $5,266.7    $5,572.3


The quality ratings of fixed maturity securities available-for-sale are as follows:


December 31                                                               1995

Treasuries and AAA -----------------------------------                   34.6%
AA ---------------------------------------------------                   11.1
A ----------------------------------------------------                   26.2
BBB --------------------------------------------------                   22.0
BB ---------------------------------------------------                    3.2
Less than BB -----------------------------------------                    2.9
                                                                        100.0%

Mortgage loans on real estate are considered impaired when, based on current information and events, it is probable that LNC will be unable to collect all amounts due according to the contractual terms of the loan agreement. When LNC determines that a loan is impaired, a provision for loss is established for the difference between the carrying value of the mortgage loan and the estimated value. Estimated value is based on either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price or the fair value of the collateral. The provision for losses is reported as realized gain (loss) on investments. Mortgage loans deemed to be uncollectible are charged against the allowance for losses and subsequent recoveries, if any, are credited to the allowance for losses.

The allowance for losses is maintained at a level believed adequate by management to absorb estimated probable credit losses. Management's periodic evaluation of the adequacy of the allowance for losses is based on LNC's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of the underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires estimating the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change.

Impaired loans along with the related allowance for losses are as follows:


December 31                          (in millions)      1995         1994

Impaired loans with allowance for losses ---------    $150.9       $275.8
Allowance for losses -----------------------------     (29.6)       (62.7)
Impaired loans with no allowance for losses ------       2.2          2.3
  Net impaired loans -----------------------------    $123.5       $215.4


Impaired loans with no allowance for losses are a result of 1) direct write-downs or 2) collateral dependent loans where the fair value of the collateral is greater than the recorded investment in loans.

A reconciliation of the mortgage loan allowance for losses for these impaired mortgage loans is as follows:


Year Ended December 31               (in millions)    1995    1994     1993

Balance at beginning of year --------------------   $ 62.7  $226.6   $134.5
Provisions for losses ---------------------------     14.2    18.2     76.5
Provision for adoption of FAS 114 ---------------      --      --      64.1
Releases due to write-downs ---------------------    (11.9)    --       --
Releases due to sales ---------------------------    (20.2) (163.2)   (12.4)
Releases due to foreclosures --------------------    (15.2)  (18.9)   (36.1)
  Balance at end of year ------------------------   $ 29.6  $ 62.7   $226.6


The average recorded investment in impaired loans and the interest income recognized on impaired loans were as follows:


Year Ended December 31               (in millions)    1995    1994     1993

Average recorded investment in impaired loans ----  $189.6  $498.1   $734.4
Interest income recognized on impaired loans -----    16.9    38.3     48.5


All interest income on impaired loans was recognized on the cash basis of income recognition.

As of December 31, 1995 and 1994, LNC had restructured loans of $62,500,000 and $36,200,000, respectively. LNC recorded $6,300,000 and $800,000 interest income on these restructured loans in 1995 and 1994, respectively. Interest income in the amount of $6,600,000 and $3,900,000 would have been recorded on these loans according to their original terms in 1995 and 1994, respectively. As of December 31, 1995 and December 31, 1994, LNC had no outstanding commitments to lend funds on restructured loans.

As of December 31, 1995, LNC's investment commitments for fixed maturity securities (primarily private placements), mortgage loans on real estate and real estate were $546,900,000.

Fixed maturity securities available-for-sale, mortgage loans on real estate and real estate with a combined carrying value at December 31, 1995 of $8,000,000 were non-income producing for the year ended December 31, 1995.

The cost information for mortgage loans on real estate, real estate and other long-term investments are net of allowances for losses. The balance sheet account for other liabilities includes a reserve for guarantees of third-party debt. The amount of allowances and reserves for such items is as follows:


December 31                               (in millions)        1995     1994

Mortgage loans on real estate -------------------------      $ 29.6   $ 62.7
Real estate -------------------------------------------        58.0     78.6
Other long-term investments ---------------------------        13.6     23.8
Guarantees --------------------------------------------         7.1     13.1


4.  Federal Income Taxes

The Federal income tax expense (benefit) before cumulative effect of accounting change is as follows:


Year Ended December 31           (in millions)       1995      1994     1993

Current --------------------------------------     $206.8    $(93.9)  $308.2
Deferred -------------------------------------      (62.4)    120.3   (135.7)
  Total --------------------------------------     $144.4    $ 26.4   $172.5


Cash paid for Federal income taxes in 1995, 1994 and 1993 was $38,300,000, $70,900,000 and $279,700,000, respectively. The cash paid in 1995 is net of a $147,400,000 cash refund related to the carryback of 1994 capital losses to prior years.

The effective tax rate on pre-tax income before cumulative effect of accounting change is lower than the prevailing corporate Federal income tax rate. A reconciliation of this difference is as follows:


Year Ended December 31            (in millions)     1995     1994      1993

Tax rate times pre-tax income -----------------   $219.3   $131.7    $205.7
Effect of:
Tax-exempt investment income ------------------    (70.0)   (74.0)    (75.8)
Loss (gain) on sale of affiliates/
 operating property ---------------------------      --     (17.1)     34.5
Other items -----------------------------------    ( 4.9)   (14.2)      8.1
  Provision for income taxes ------------------   $144.4   $ 26.4    $172.5
  Effective tax rate --------------------------      23%       7%       29%


The Federal income tax recoverable (liability) is as follows:



December 31                                (in millions)     1995     1994

Current -----------------------------------------------   $  (7.2) $  94.4
Deferred ----------------------------------------------    (121.2)   302.5
  Total -----------------------------------------------   $(128.4) $ 396.9


Significant components of LNC's net deferred tax asset (liability) are as follows:


December 31                                (in millions)     1995     1994

Deferred tax assets:
Policy liabilities and accruals and
 contractholder funds ---------------------------------  $1,032.2 $  696.2
Net operating loss ------------------------------------     120.7    143.9
Loss on investments -----------------------------------      16.3     30.1
Net unrealized loss on securities available-for-sale --       --     159.3
Postretirement benefits other than pensions -----------      56.6     54.6
Other -------------------------------------------------      91.7    131.3
  Total deferred tax assets ---------------------------   1,317.5  1,215.4
Valuation allowance for deferred tax assets -----------       --    (135.6)
  Net deferred tax assets -----------------------------   1,317.5  1,079.8

Deferred tax liabilities:
Deferred acquisition costs ----------------------------     415.0    741.3
Premiums and fees receivable --------------------------      44.6     32.8
Net unrealized gain on securities available-for-sale---     717.0      --
Present value of business in-force --------------------     148.7      --
Other -------------------------------------------------     113.4      3.2
  Total deferred tax liabilities ----------------------   1,438.7    777.3

  Net deferred tax asset (liability) ------------------  $ (121.2)$  302.5




At December 31, 1995, LNC had net operating loss carryforwards of $227,300,000 for income tax purposes related to its foreign life reinsurance companies that expire in years 2005 through 2009. Delaware Management Holdings, Inc. ("Delaware"), acquired in 1995, has net operating loss carryforwards for income tax purposes of $117,500,000 at December 31, 1995, which expire during the periods 2002 through 2010. These carryforwards will only be available to reduce the respective taxable income of the foreign life reinsurance companies and Delaware.

LNC is required to establish a "valuation allowance" for any portion of its deferred tax assets which are unlikely to be realized. At December 31, 1994, $159,300,000 of deferred tax assets relating to net unrealized capital losses on fixed maturity and equity securities available-for-sale were available to be recorded in shareholders' equity before considering a valuation allowance. For Federal income tax purposes, capital losses may only be used to offset capital gains in the current year or during a three year carryback and five year carryforward period. Due to these restrictions, and the uncertainty at that time of future capital gains, these deferred tax assets were substantially offset by a valuation allowance of $135,600,000. By December 31, 1995, the fair values of fixed maturity and equity securities available-for-sale were greater than the cost basis resulting in unrealized capital gains. Accordingly, no valuation allowance was established as of December 31, 1995, since management believes it is more likely than not that LNC will realize the benefit of its deferred tax assets.

Prior to 1984, a portion of the life companies' current income was not subject to current income tax, but was accumulated for income tax purposes in a memorandum account designated as "policyholders' surplus." The total of the life companies' balances in their respective "policyholders' surplus" accounts at December 31, 1983 of $222,400,000 was "frozen" by the Tax Reform Act of 1984 and, accordingly, there have been no additions to the accounts after that date. That portion of current income on which income taxes have been paid will continue to be accumulated in a memorandum account designated as "shareholders' surplus," and is available for dividends to shareholders without additional payment of tax. The December 31, 1995 total of the life companies' account balances for their "shareholders' surplus" was $1,643,800,000. Should dividends to shareholders for each life company exceed its respective "shareholders' surplus," amounts would need to be transferred from its respective "policyholders' surplus" and would be subject to Federal income tax at that time. In connection with the 1993 sale of a life insurance affiliate (see note 11 on page 65) $8,800,000 was transferred from policyholders' surplus to shareholders' surplus and current income tax of $3,100,000 was paid. Under existing or foreseeable circumstances, LNC neither expects nor intends that distributions will be made from the remaining balance in "policyholders' surplus" of $213,600,000 that will result in any such tax. Accordingly, no provision for deferred income taxes has been provided by LNC on its "policyholders' surplus" account. In the event that such excess distributions were made, it is estimated that income taxes of approximately $74,800,000 would be due.

Undistributed earnings of certain LNC foreign subsidiaries that are considered to be indefinitely reinvested amounted to approximately $135,000,000 at December 31, 1995. Accordingly, no provisions for U.S. income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, LNC would be subject to both U.S. income taxes (subject to adjustments for foreign tax credits) and withholding taxes payable to the applicable foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculations.

5.  Supplemental Financial Data


The balance sheet captions, "Real Estate" and "Property and Equipment," are shown net of allowances for depreciation as follows:


December 31                              (in millions)       1995        1994

Real estate -----------------------------------------      $ 58.7      $ 41.9
Property and equipment ------------------------------       228.5       221.0



At December 31, 1995, property and equipment is also net of a $28,300,000 valuation allowance for operating property held-for-sale.


Details underlying the balance sheet caption, "Contractholder Funds," are as follows:


December 31                              (in millions)       1995        1994

Premium deposit funds -------------------------------   $18,489.6   $16,982.6
Undistributed earnings on participating business ----        91.9        63.5
Other -----------------------------------------------       203.0       204.3
  Total ---------------------------------------------   $18,784.5   $17,250.4



A reconciliation of the present value of business in-force for LNC's insurance subsidiaries included in other intangible assets is as follows:


December 31                      (in millions)       1995      1994     1993

Balance at beginning of year -----------------     $ 38.0    $ 67.7   $ 27.7
Acquisitions of insurance companies ----------      388.7        --     49.3
Divestitures of insurance companies ----------         --     (25.5)      --
Interest accrued on unamortized balance ------       30.7       3.6      3.2
Amortization of asset ------------------------      (50.0)     (7.8)   (12.5)
  Balance at end of year ---------------------      407.4      38.0     67.7
Other intangible assets (non-insurance) ------      121.5       4.8      5.8
  Total other intangible assets
   at end of year ----------------------------     $528.9    $ 42.8   $ 73.5



Future estimated amortization of the present value of business in-force for LNC's insurance subsidiaries is as follows (in millions):


1996 - $66.5                    1998 - $40.4                   2000 - $ 38.2
1997 -  60.1                    1999 -  40.1             Thereafter -  162.1



A reconciliation of the beginning of year and end of year liability for property-casualty claims and claim expenses is as follows:


Year Ended December 31              (in millions)    1995      1994      1993

Total liability reported at beginning of year -  $2,702.5  $2,810.1  $2,672.5
Reinsurance recoverable following the
 adoption of FAS 113 in 1993 ------------------     203.1     225.5       --
   Liability for claims and claim expenses
    at beginning of year, net of reinsurance --   2,499.4   2,584.6   2,672.5
Plus:
Provision for claims and claim expenses arising
 in the current year, net of reinsurance ------   1,234.0   1,340.6   1,433.3
Decrease in estimated claims and claim expenses
 arising in prior years, net of reinsurance ---     (24.5)    (78.2)    (26.5)
   Total incurred claims and claim expenses,
    net of reinsurance ------------------------   1,209.5   1,262.4   1,406.8
Less:
Claims and claim expense payments arising
 in the current year, net of reinsurance ------     613.2     619.4     633.5
Payments for claims and claim expenses
 arising in prior years, net of reinsurance ---     689.4     728.2     861.2
   Total payments, net of reinsurance ----------  1,302.6   1,347.6   1,494.7
   Total liability for claims and claim expenses
    at end of year, net of reinsurance ---------  2,406.3   2,499.4   2,584.6
Reinsurance recoverable ------------------------    189.0     203.1     225.5
   Total liability reported at end of year ----- $2,595.3  $2,702.5  $2,810.1


The reconciliation shows a decrease of $24,500,000, $78,200,000, and $26,500,000 to the December 31, 1994, 1993 and 1992 liability for claims and claim expenses, respectively, arising in prior years. Such reserve adjustments, which affected current operations during 1995, 1994 and 1993, respectively, resulted from developed claims for prior years being different than were anticipated when the liabilities for claims and claim expenses were originally estimated. The favorable development trends are reflective of the changes in underwriting practices adopted during the last three years. These development trends have been considered in establishing current year reserves.


Details underlying the balance sheet captions, "Short-term and Long-term
Debt," are as follows:


December 31                              (in millions)     1995        1994

Short-term debt:
Commercial paper ------------------------------------    $301.9      $107.2
Other short-term notes ------------------------------     123.4       152.7
Current portion of long-term debt -------------------       1.5       100.3
  Total short-term debt -----------------------------    $426.8      $360.2

Long-term debt less current portion:
7 1/8% notes payable, due 1999 ----------------------    $ 99.4      $ 99.2
7 5/8% notes payable, due 2002 ----------------------      99.2        99.1
7 1/4% notes payable, due 2005 ----------------------     199.0         --
9 1/8% notes payable, due 2024 ----------------------     199.1       199.1
Mortgages and other notes payable -------------------      62.6        76.8
  Total long-term debt ------------------------------    $659.3      $474.2


The commercial paper outstanding at December 31, 1995 and 1994, had a weighted average interest rate of approximately 6.00% and 5.90%, respectively.

Future maturities of long-term debt are as follows (in millions):

1996 - $  1.5                  1998 - $ 18.8                  2000 - $   .4
1997 -   21.1                  1999 -  100.5            Thereafter -  523.0

LNC maintains a revolving credit agreement with a group of domestic and foreign banks in the aggregate amount of $500,000,000. At December 31, 1995, this agreement, which expires in September 2000, provides for interest on borrowings based on various money market indices. Under the terms of this agreement, LNC must maintain a prescribed level of adjusted consolidated net worth. In addition, debt levels must remain below 45% of adjusted consolidated net worth. At December 31, 1995, LNC had no outstanding borrowings under this agreement. During 1995, 1994 and 1993, fees paid for maintaining revolving credit agreements amounted to $649,000, $1,000,000, and $1,300,000, respectively.

Cash paid for interest for 1995, 1994 and 1993 was $73,200,000, $47,900,000,
and $44,200,000, respectively.


Reinsurance transactions included in the income statement caption, "Insurance
Premiums," are as follows:


Year Ended December 31          (in millions)      1995       1994       1993

Insurance assumed ---------------------------  $1,297.6   $1,159.9     $986.1
Insurance ceded -----------------------------     448.7      482.9      291.1
  Net reinsurance premiums ------------------  $  848.9   $  677.0     $695.0


The income statement caption, "Benefits and Settlement Expenses," is net of reinsurance recoveries of $422,600,000, $284,700,000 and $174,000,000 for the
years ended December 31, 1995, 1994 and 1993, respectively.

The income statement caption, "Underwriting, Acquisition, Insurance and Other Expenses," includes amortization of deferred acquisition costs of $687,300,000, $598,300,000 and $571,800,000 for the years ended December 31,
1995, 1994 and 1993, respectively.  An additional $(85,200,000), $81,200,000 and $(23,700,000) of deferred acquisition costs was restored (amortized) and netted against "Realized Gain (Loss) on Investments" for the years ended December 31, 1995, 1994 and 1993, respectively.

6.  Employee Benefit Plans

Pensions Plans - U.S. LNC maintains funded defined benefit pension plans for most of its U.S. employees and, prior to January 1, 1995, full-time agents. The benefits for employees are based on total years of service and the highest 60 months of compensation during the last 10 years of employment. The benefits for agents were based on a percentage of each agent's yearly earnings. The plans are funded by contributions to tax-exempt trusts. LNC's funding policy is consistent with the funding requirements of Federal law and regulations. Contributions are intended to provide not only the benefits attributed to service to date, but also those expected to be earned in the future. Plan assets consist principally of listed equity securities and corporate obligations and government bonds.

All benefits applicable to the funded defined benefit plan for agents were frozen as of December 31, 1994. The curtailment of this plan did not have a significant effect on net pension cost for 1994. Effective January 1, 1995, pension benefits for agents have been provided by a new defined contribution plan. Contributions to this plan are based on 2.3% of an agent's earnings up to the social security wage base and 4.6% of any excess.

LNC also sponsors three types of unfunded, nonqualified, defined benefit plans for certain U.S. employees, agents and directors. A supplemental retirement plan provides defined benefit pension benefits in excess of limits imposed by Federal tax law. A salary continuation plan provides certain officers of LNC defined pension benefits based on years of service and final monthly salary upon death or retirement. A retirement plan for outside directors provides benefits based on years of service and the amount of the retainer paid during the last year of service.


The status of the funded defined benefit pension plans and the amounts recognized on the balance sheets are as follows:


December 31                               (in millions)        1995      1994

Actuarial present value of benefit obligation:
Vested benefits ----------------------------------------    $(369.7)  $(287.9)
Nonvested benefits -------------------------------------      (20.8)    (16.1)
  Accumulated benefit obligation -----------------------     (390.5)   (304.0)
Effect of projected future compensation increases ------      (99.4)    (63.3)
  Projected benefit obligation -------------------------     (489.9)   (367.3)
Plan assets at fair value ------------------------------      449.6     356.1
  Projected benefit obligations in
   excess of plan assets -------------------------------      (40.3)    (11.2)
Unrecognized net loss ----------------------------------       43.2       6.8
Unrecognized prior service cost ------------------------        3.0       3.1
  Prepaid (accrued) pension cost included in
   other liabilities -----------------------------------    $   5.9    $ (1.3)



The status of the unfunded defined benefit pension plans and the amounts recognized on the balance sheets are as follows:


December 31                               (in millions)      1995        1994

Actuarial present value of benefit obligation:
Vested benefits ---------------------------------------    $(25.4)     $(18.1)
Nonvested benefits ------------------------------------      (3.3)       (3.1)
  Accumulated benefit obligation ----------------------     (28.7)      (21.2)
Effect of projected future compensation increases -----      (7.5)       (6.7)
  Projected benefit obligation ------------------------     (36.2)      (27.9)
Unrecognized transition obligation --------------------        .2          .3
Unrecognized net loss ---------------------------------       7.3         1.7
Unrecognized prior service cost -----------------------        .4          .5
  Accrued pension cost included in other liabilities --    $(28.3)     $(25.4)



The determination of the projected benefit obligation for the defined benefit plans was based on the following assumptions:


December 31                                             1995    1994    1993

Weighted-average discount rate ----------------------    7.0%    8.0%    7.0%

Rate of increase in compensation:
Salary continuation plan ----------------------------    6.0     6.5     6.0
All other plans -------------------------------------    5.0     5.0     5.0

Expected long-term rate of return on plan assets ----    9.0     9.0     9.0



The components of net pension cost for the defined benefit pension plans are as follows:

Year Ended December 31                    (in millions)  1995    1994    1993

Service cost-benefits earned during the year --------   $17.0   $22.1   $20.3
Interest cost on projected benefit obligation -------    32.0    30.0    27.9
Actual return on plan assets ------------------------   (82.4)    9.7   (42.1)
Net amortization (deferral)--------------------------    52.4   (40.2)   11.8
  Net pension cost ----------------------------------   $19.0   $21.6   $17.9



Pension Plan - Non U.S. The employees of LNC's primary foreign subsidiary are covered by a defined benefit pension plan. The plan provides death and pension benefits based on final pensionable salary. At December 31, 1995, plan assets exceeded the projected benefit obligations by $9,020,000 and were included in other assets in LNC's balance sheet. At December 31, 1994, the projected benefit obligation exceeded plan assets by $3,631,000 and was included with other liabilities in LNC's balance sheet. Net pension cost for the foreign plans was $1,727,000, $633,000 and $1,112,000, for 1995, 1994 and
1993, respectively.

401(k) Plan. LNC and its subsidiaries also sponsor contributory defined contribution plans for eligible U.S. employees and agents. LNC's contributions to the plans are equal to a participant's pre-tax contribution, not to exceed 6% of base pay, multiplied by a percentage, ranging from 25% to 150%, which varies according to certain incentive criteria as determined by LNC's Board of Directors. Expense for these plans amounted to $20,700,000, $29,400,000 and $26,300,000 in 1995, 1994 and 1993, respectively.

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


The status of the postretirement medical and life insurance benefit plans and the amount recognized on the balance sheet is as follows:


December 31                            (in millions)         1995        1994

Accumulated postretirement benefit obligation:
Retirees --------------------------------------------     $ (88.7)    $ (86.6)
Fully eligible active plan participants -------------       (24.2)      (21.6)
Other active plan participants ----------------------       (40.0)      (34.0)
  Accumulated postretirement benefit obligation -----      (152.9)     (142.2)
Unrecognized gain -----------------------------------        (6.3)      (12.6)
  Accrued plan cost included in other liabilities ---     $(159.2)    $(154.8)



The components of periodic postretirement benefit cost are as follows:

Year Ended December 31                     (in millions)   1995  1994   1993

Service cost ------------------------------------------- $ 3.1  $ 4.3  $ 5.0
Interest cost ------------------------------------------   9.7   10.4   10.7
Amortized cost (credit) --------------------------------  (2.0)    .3    --
  Net periodic postretirement benefit cost ------------- $10.8  $15.0  $15.7


The calculation of the accumulated postretirement benefit obligation assumes a weighted-average annual rate of increase in the per capita cost of covered benefits (i.e. health care cost trend rate) of 9.5% for 1996 gradually decreasing to 5.5% by 2004 and remaining at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point each year would increase the accumulated postretirement benefit obligation as of December 1995 and 1994 by $11,100,000 and $10,300,000, respectively, and the aggregate of the estimated service and interest cost components of net periodic postretirement benefit cost for the year ended December 31, 1995 by $1,100,000. The calculation assumes a long-term rate of increase in compensation of 5.0% for both December 31, 1995 and 1994. The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.0% and 8.0% for December 31, 1995 and 1994, respectively.

Incentive Plans. LNC has various incentive plans for key employees and agents of LNC and its subsidiaries which provide for the issuance of stock options, stock appreciation rights, restricted stock awards and stock incentive awards. These plans are comprised primarily of stock option incentive plans. Stock options granted under the stock option incentive plans are at the market value at the date of grant and, subject to termination of employment, expire 10 years from the date of grant. Such options are not transferable other than on death and are exercisable one year from date of grant for options issued prior to 1992. Options issued subsequent to 1991 are exercisable in 25% increments on the option issuance anniversary in the four years following issuance.

Financial Accounting Standard No. 123 entitled "Accounting for Stock-Based Compensation" ("FAS 123") issued in October 1995, was adopted by LNC as of December 31, 1995. The provisions of FAS 123 allow companies to either expense the estimated fair value of stock options or to continue their current practice but disclose the pro forma effects on net income and earnings per share had the fair value of the options been expensed. LNC has elected to continue its practice of recognizing compensation expense for its stock option incentive plans using the intrinsic value based method of accounting (see note 1 on page 42) and to provide the required pro forma information for stock options granted after December 31, 1994. Accordingly, no compensation expense has been recognized for stock option incentive plans. Had compensation expense for LNC's stock option incentive plans for options granted after December 31, 1994 been determined based on the estimated fair value at the grant dates for awards under those plans, LNC's pro forma net income and earnings per share for 1995 would have been $479,786,000 and $4.61, respectively (a decrease of $2,400,000 and $.02, respectively). The effects on 1995 pro forma net income and earnings per share of expensing the estimated fair value of stock options are not necessarily representative of the effects on reported net income for future years due to such things as the vesting period of the stock options and the potential for issuance of additional stock options in future years.

The fair value of options granted after December 31, 1994, used as a basis for the above pro forma disclosures, was estimated as of the date of grant using a Black-Scholes option pricing model. The option pricing assumptions include a dividend yield of 4.4%; an expected volatility of 22%; a risk-free interest rate of 6.3%; and an expected life of 5 years. The weighted-average fair value per option granted during 1995 was $7.15.


Information with respect to the incentive plans involving stock options is as follows:

                                                        Options Outstanding
                                                                  Weighted-
                                         Shares                     Average
                                      Available                    Exercise
                                      for Grant        Shares         Price


Balance at January 1, 1993 -----      2,020,096     2,150,834       $25.34
Granted ------------------------       (570,600)      570,600        39.75
Exercised ----------------------            --       (260,756)       24.29
Expired ------------------------         (1,000)          --           --
Forfeited ----------------------         28,276       (18,826)       28.68
Restricted stock awarded -------       (144,154)          --
  Balance at December 31, 1993 -      1,332,618     2,441,852        28.80

Additional authorized ----------      7,650,000
Granted ------------------------       (442,100)      442,100        39.49
Exercised ----------------------            --       (122,963)       25.43
Expired ------------------------         (7,000)          --           --
Forfeited ----------------------        105,203       (88,800)       33.76
Restricted stock awarded -------       (215,707)          --
  Balance at December 31, 1994 -      8,423,014     2,672,189        30.56

Granted ------------------------       (510,150)      510,150        42.57
Exercised ----------------------            --       (313,612)       25.70
Expired ------------------------         (5,273)         (275)       19.97
Forfeited ----------------------        175,446       (36,172)       34.64
Restricted stock awarded -------       (335,126)          --           --
  Balance at December 31, 1995 -      7,747,911     2,832,280        33.21




Shares under options that were exercisable at year-end are as follows:



December 31                                1995          1994         1993

Options exercisable -------------     1,647,872     1,615,839    1,497,502



Information with respect to incentive plan stock options outstanding at December 31, 1995 is as follows:


      Options Outstanding                             Options Exercisable
                         Weighted-
                         Average      Weighted-   Number         Weighted-
Range of  Number Out-    Remaining    Average     Exercisable    Average
Exercise  standing at    Contractual  Exercise    at             Exercise
Prices   Dec 31, 1995    Life(Years)  Price       Dec 31, 1995   Price

$10-$20        70,330         1.87     $19.25           70,330    $19.25
 21- 30     1,325,649         4.30      25.88        1,212,699     25.71
 31- 40       940,901         7.14      39.59          357,843     39.66
 41- 50       495,400         9.36      42.70            7,000     43.19
$10-$50     2,832,280                                1,647,872


7. Restrictions, Commitments and Contingencies

Statutory Information and Restrictions

Net income as determined in accordance with statutory accounting practices for LNC's insurance subsidiaries was as follows:


Year Ended December 31         (in millions)       1995      1994       1993

Life-health insurance ---------------------      $314.0    $411.7     $229.7
Property-casualty insurance ---------------       182.0     167.9      247.6


Life-health insurance statutory net income for 1995, 1994 and 1993, excluding LNC's foreign life reinsurance companies, was $350,400,000, $411,100,000 and $267,200,000, respectively.


Shareholders' equity as determined in accordance with statutory accounting practices for LNC's insurance subsidiaries was as follows:


December 31                    (in millions)           1995             1994

Life-health insurance ---------------------        $1,908.5         $1,966.7
Property-casualty insurance ---------------         1,004.2            955.7

LNC's insurance subsidiaries are subject to certain insurance department regulatory restrictions as to the transfer of funds and payments of dividends to LNC. In 1996, LNC's insurance subsidiaries can transfer up to $518,100,000 without seeking prior approval from the insurance regulators.

Environmental Losses
Total property-casualty liabilities for unpaid claims and claim expenses were $2,595,000,000 and $2,703,000,000 at December 31, 1995 and 1994, respectively.
These liabilities include a liability for environmental losses of $256,000,000 and $201,000,000, respectively. In establishing liabilities for claims and claim expenses related to environmental matters, management considers facts currently known and the current state of the law and coverage litigation. Liabilities are recognized for known claims (including the cost of related litigation) when sufficient information has been developed to indicate the involvement of a specific insurance policy and management can reasonably estimate its liability. In addition, liabilities have been established to cover additional exposures on both known and unasserted claims. Estimates of the liabilities are reviewed and updated continually. Developed case law and adequate claim history do not exist for a portion of LNC's environmental exposure, especially because significant uncertainty exists about the outcome of coverage litigation and whether past claims experience will be representative of future claims experience. Accordingly, although management believes the estimated reserve provided for environmental losses is adequate, it is reasonably possible that a change in estimate of required reserve levels could occur in the near term. It is not possible to provide a meaningful estimate of a range of possible outcomes at this time.

Disability Income Claims
The liability for disability income claims net of the related asset for amounts recoverable from reinsurers at December 31, 1995 and 1994 is a net liability of $1,541,000,000 and $815,800,000, respectively, excluding deferred acquisition costs. The bulk of the increase to this liability relates to the assumption of a large block of disability claim reserves and related assets during the third quarter of 1995. In addition, as indicated in note 2 on page 44, LNC strengthened its disability income reserves and wrote off certain related deferred acquisition costs in the fourth quarter of 1995. The reserves were established on the assumption that recent experience will continue in the future. If incidence levels or claim termination rates vary significantly from these assumptions, further adjustments to reserves may be required in the future. It is not possible to provide a meaningful estimate of a range of potential outcomes at this time. LNC reviews and updates the level of these reserves on an on-going basis.

Compliance of Qualified Annuity Plans
Tax authorities continue to focus on compliance of qualified annuity plans marketed by insurance companies. If sponsoring employers cannot demonstrate compliance and the insurance company is held responsible due to its marketing efforts, LNC and other insurers may be subject to potential liability. It is not possible to provide a meaningful estimate of the range of potential liability at this time. Management continues to monitor this matter and to take steps to minimize any potential liability.

Group Pension Annuities
The liabilities for guaranteed interest and group pension annuity contracts, which are no longer being sold, are supported by a single portfolio of assets which attempts to match the duration of these liabilities. Due to the very long-term nature of group pension annuities and the resulting inability to exactly match cash flows, a risk exists that future cash flows from investments will not be reinvested at rates as high as currently earned by the portfolio. This situation could cause losses which would be recognized at some future time.

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


Total rental expense on operating leases in 1995, 1994 and 1993 was $65,600,000, $51,400,000 and $55,900,000, respectively. Future minimum rental commitments are as follows (in millions):

1996 - $62.5                     1998 - $50.0                 2000 - $ 46.2
1997 -  57.0                     1999 -  48.3           Thereafter -  402.7


Insurance Ceded and Assumed
LNC's insurance companies cede insurance to other companies. The portion of risks exceeding each company's retention limit is reinsured with other insurers. LNC seeks reinsurance coverage within the business segments that sell life insurance that limits its liabilities on an individual insured to $3,000,000. Since 1993, catastrophe reinsurance arrangements for property-casualty coverages provided for a recovery of an average of approximately 93% of losses in excess of $30,000,000 up to $180,000,000 per occurrence. To cover products other than life and property-casualty insurance, LNC acquires other insurance coverages with retentions and limits which management believes are appropriate for the circumstances. The accompanying financial statements reflect premiums, benefits and settlement expenses and deferred acquisition costs, net of insurance ceded (see note 5 on page 51). LNC's insurance companies remain liable if their reinsurers are unable to meet their contractual obligations under the applicable reinsurance agreements.

Certain LNC insurance companies assume insurance from other companies. At December 31, 1995, LNC's insurance companies have provided $602,900,000 of statutory surplus relief to other insurance companies under reinsurance transactions. Generally, such amounts are offset by corresponding receivables from the ceding company, which are secured by future profits on the reinsured business. However, LNC's insurance companies are subject to the risk that the ceding company may become insolvent and the right of offset would not be permitted.

Associated with these transactions, LNC's foreign insurance companies have obtained letters of credit in favor of various unaffiliated insurance companies from which LNC assumes business. This allows the ceding companies to take statutory reserve credit. The letters of credit issued by the banks represent a guarantee of performance under the reinsurance agreements. At December 31, 1995, there were $417,000,000 of outstanding bank letters of credit. In exchange for the letters of credits, LNC paid the banks approximately $2,100,000 in fees in 1995.

Vulnerability from Concentrations
At December 31, 1995, LNC did not have a material concentration of financial instruments in a single investee, industry or geographic location. Also at December 31, 1995, LNC did not have a concentration of 1) business transactions with a particular customer, lender or distributor, 2) revenues from a particular product or service, 3) sources of supply of labor or services used in the business or 4) a market or geographic area in which business is conducted that makes it vulnerable to an event that is at least reasonably possible to occur in the near term and which could cause a severe impact to LNC's financial condition, except for the market and geographic concentration described in the following paragraph.

LNC writes personal and commercial lines of property and casualty insurance throughout the United States. As a result, LNC is always at risk that there could be significant losses arising in certain geographic areas from catastrophes, such as earthquakes and hurricanes. LNC seeks to protect itself from such events by purchasing catastrophe insurance. LNC's policies in-force providing earthquake, hurricane and related coverage in the midwest, western and southeastern coastal areas of the United States could expose LNC to losses exceeding its reinsurance limits. Although the exposure exists, LNC has not encountered losses in excess of its reinsurance limits during any year.

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

Guarantees


LNC has guarantees with off-balance-sheet risks whose contractual amounts represent credit exposure. Outstanding guarantees with off-balance-sheet risks, shown in notional or contract amounts along with their carrying value and estimated fair values, are as follows:


                                                   Assets (Liabilities)
                                  Notional or    Carrying Fair Carrying  Fair
                                Contract Amounts  Value  Value  Value   Value
December 31        (in millions)    1995    1994   1995   1995   1994    1994

Industrial revenue bonds ------  $ 63.5  $100.9 $ (7.1)$ (2.3) $(13.1) $(12.5)
Real estate partnerships ------     6.4    20.8    --     --     --      --
Mortgage loan pass-through
 certificates -----------------    63.6    78.2    --     --     --      --
   Total guarantees -----------  $133.5  $199.9 $ (7.1)$ (2.3) $(13.1) $(12.5)


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

Derivatives
LNC has derivatives with off-balance-sheet risks whose notional or contract amounts exceed the credit exposure. LNC has entered into derivative transactions to reduce its exposure to fluctuations in interest rates, the widening of bond yield spreads over comparable maturity U.S. Government obligations and foreign exchange risks. In addition, LNC is subject to the risks associated with changes in the value of its derivatives; however, such changes in the value generally are offset by changes in the value of the items being hedged by such contracts. Outstanding derivatives with off-balance-sheet risks, shown in notional or contract amounts along with their carrying value and estimated fair values, are as follows:



                                                     Assets (Liabilities)
                                   Notional or    Carrying Fair Carrying Fair
                                 Contract Amounts  Value  Value  Value  Value
December 31        (in millions)    1995     1994   1995   1995   1994   1994


Interest rate derivatives:
Interest rate cap agreements -- $5,110.0 $4,400.0  $22.7   $5.3  $23.4  $34.5
Spread-lock agreements --------    600.0  1,300.0    (.9)   (.9)   3.2    3.2
Financial futures contracts ---    106.7    382.5    5.1    5.1   (7.5)  (7.5)
Interest rate swaps -----------      5.0      5.0     .2     .2     .2     .2
  Total interest rate
   derivatives ----------------  5,821.7  6,087.5   27.1    9.7   19.3   30.4

Foreign currency derivatives:
Forward exchange forward contracts
 Foreign subsidiary -----------    398.8    138.3   (5.4)  (5.4)  (8.7)  (8.7)
 Foreign investments ----------     15.7     21.2    (.6)   (.6)    .2     .2
Foreign currency options ------     99.2      --     1.9    1.4    --     --
Foreign currency swaps --------     15.0      --      .4     .4    --     --
   Total foreign currency
    derivatives ---------------    528.7    159.5   (3.7)  (4.2)  (8.5)  (8.5)

   Total derivatives ---------- $6,350.4 $6,247.0  $23.4   $5.5  $10.8 $ 21.9



A reconciliation and discussion of the notional or contract amounts for the significant programs using derivative agreements and contracts is as follows:


                                              Interest
                                              Rate Caps         Spread Locks
December 31             (in millions)      1995      1994      1995      1994


Balance at beginning of year --------  $4,400.0  $3,800.0  $1,300.0  $1,700.0
New contracts -----------------------     710.0     600.0     800.0       --
Terminations and maturities ---------       --        --   (1,500.0)   (400.0)
  Balance at end of year ------------  $5,110.0  $4,400.0  $  600.0  $1,300.0





                                                              Foreign Exchange
                                                             Forward Contracts
                                        Financial Futures         (Foreign
                                    Contracts       Options      Subsidiary)
December 31 (in millions)         1995    1994    1995   1994    1995    1994


Balance at beginning of year- $  382.5  $ 33.1 $   --  $  --   $138.3  $101.3
New contracts ---------------  1,328.2 1,087.7   181.6  308.0   709.2    37.0
Terminations and maturities - (1,604.0) (738.3) (181.6)(308.0) (448.7)    --
  Balance at end of year ---- $  106.7  $382.5 $   --  $  --   $398.8  $138.3




                            Foreign Currency Derivatives (Foreign Investments)
                                Forward Exchange    Foreign         Foreign
                                     Forward       Currency        Currency
                                    Contracts       Options          Swaps
December 31 (in millions)         1995    1994    1995   1994    1995    1994


Balance at beginning of year- $   21.2  $  --  $   --  $  --   $  --   $  --
New contracts ---------------    131.1    38.5   356.6    --     15.0     --
Terminations and maturities -   (136.6)  (17.3) (257.4)   --      --      --
  Balance at end of year ---- $   15.7  $ 21.2 $  99.2 $  --   $ 15.0  $  --


Interest Rate Caps. The interest rate cap agreements, which expire in 1997 through 2003, entitle LNC to receive payments from the counterparties on specified future reset dates, contingent on future interest rates. For each cap, the amount of such quarterly payments, if any, is determined by the excess of a market interest rate over a specified cap rate times the notional amount divided by four. The purpose of LNC's interest rate cap agreement program is to protect its annuity line of business from the effect of fluctuating interest rates. The premium paid for the interest rate caps is included in other assets ($22,700,000 as of December 31, 1995) and is being amortized over the terms of the agreements and is included in net investment income.

Spread Locks. Spread-lock agreements in effect at December 31, 1995 all expire in 2005. Spread-lock agreements provide for a lump sum payment to or by LNC depending on whether the spread between the swap rate and a specified

U.S. Treasury note is larger or smaller than a contractually specified spread. Cash payments are based on the product of the notional amount, the spread between the swap rate and the yield of an equivalent maturity U.S. Treasury security and the price sensitivity of the swap at that time, expressed in dollars per basis point. The purpose of LNC's spread-lock program is to protect a portion of its fixed maturity securities against widening spreads.

Financial Futures. LNC uses exchange-traded financial futures contracts and options on those financial futures to hedge against interest rate risks and to manage duration of a portion of its fixed maturity securities. Financial futures contracts obligate LNC to buy or sell a financial instrument at a specified future date for a specified price and may be settled in cash or through delivery of the financial instrument. Cash settlements on the change in market values of financial futures contracts are made daily. Options on financial futures give LNC the right, but not the obligation, to assume a long or short position in the underlying futures at a specified price during a specified time period.

Foreign Exchange Forward Contracts (Foreign Subsidiary). LNC uses foreign exchange forward contracts, which are traded over-the-counter, to hedge the foreign exchange risk assumed with its investment in its U.K. subsidiary, Lincoln National (UK). LNC hedges its exposure to sterling in excess of $100,000,000 of its investment in Lincoln National (UK). The foreign exchange forward contracts obligate LNC to deliver a specified amount of currency at a future date at a specified exchange rate.

Foreign Currency Derivatives (Foreign Investments). LNC uses a combination of foreign exchange forward contracts, foreign currency options, and foreign currency swaps, all of which are traded over-the-counter, to hedge some of the foreign exchange risk of investments in fixed maturity securities denominated in foreign currencies. The foreign currency forward contracts obligate LNC to deliver a specified amount of currency at a future date at a specified exchange rate. Foreign currency options give LNC the right, but not the obligation, to buy or sell a foreign currency at a specified exchange rate during a specified time period. A foreign currency swap is a contractual agreement to exchange the currencies of two different countries pursuant to an agreement to reexchange the two currencies at the same rate of exchange at a specified future date.

Additional Derivative Information. Expenses for the agreements and contracts described above amounted to $9,100,000 and $7,400,000 in 1995 and 1994, respectively. Deferred losses of $17,900,000 as of December 31, 1995, resulting from 1) terminated and expired spread-lock agreements, 2) financial futures contracts and 3) options on financial futures, are included with the related fixed maturity securities to which the hedge applied and are being amortized over the life of such securities.

LNC is exposed to credit loss in the event of nonperformance by counterparties on interest rate cap agreements, spread-lock agreements, interest rate swaps, foreign exchange forward contracts, foreign currency option and foreign currency swaps, but LNC does not anticipate nonperformance by any of the counterparties. The credit risk associated with such agreements is minimized by purchasing such agreements from financial institutions with long-standing, superior performance records. The amount of such exposure is essentially the net replacement cost or market value for such agreements with each counterparty if the net market value is in LNC's favor. At December 31, 1995, the exposure was $7.0 million.


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

Mortgage Loans on Real Estate. The estimated fair value of mortgage loans on real estate was established using a discounted cash flow method based on credit rating, maturity and future income when compared to the expected yield for mortgages having similar characteristics. The ratings for mortgages in good standing are based on property type, location, market conditions, occupancy, debt service coverage, loan to value, caliber of tenancy, borrower and payment record. Fair values for impaired mortgage loans are measured based either on the present value of expected future cash flows discounted at the loan's effective interest rate, at the loan's market price or the fair value of the collateral if the loan is collateral dependent.

Policy Loans. The estimated fair value of investments in policy loans was calculated on a composite discounted cash flow basis using Treasury interest rates consistent with the maturity durations assumed. These durations were based on historical experience.

Other Investments, and Cash and Invested Cash. The carrying value for assets classified as other investments, and cash and invested cash in the accompanying balance sheets approximates their fair value.

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

Derivatives. LNC's derivatives include interest rate cap agreements, spread-lock agreements, foreign currency exchange contracts, financial futures contracts, options on financial futures, interest rate swaps, foreign currency options and foreign currency swaps. Fair values for these contracts are based on current settlement values. The current settlement values are based on quoted market prices for the foreign currency exchange contracts, financial futures contracts and options on financial futures, and on brokerage quotes, which utilized pricing models or formulas using current assumptions, for all other swaps and agreements.

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


The carrying values and estimated fair values of LNC's financial instruments are as follows:


                                      Carrying      Fair  Carrying      Fair
                                         Value     Value     Value     Value
December 31            (in millions)      1995      1995      1994      1994
Assets (liabilities):

Fixed maturities securities -------- $25,834.5 $25,834.5 $21,664.1 $21,664.1
Equity securities ------------------   1,164.8   1,164.8   1,038.6   1,038.6
Mortgage loans on real estate ------   3,186.9   3,371.9   2,853.1   2,776.7
Policy loans -----------------------     602.6     594.7     550.7     529.8
Other investments ------------------     371.8     371.8     175.1     175.1
Cash and invested cash -------------   1,572.9   1,572.9   1,041.6   1,041.6
Investment type insurance contracts:
  Deposit contracts and certain
   guaranteed interest contracts --- (15,620.2)(15,410.2)(14,294.7)(14,052.5)
  Remaining guaranteed interest
   and similar contracts -----------  (3,024.0) (3,125.1) (2,485.5) (2,423.9)
Short-term debt --------------------    (426.8)   (426.8)   (360.2)   (360.2)
Long-term debt ---------------------    (659.3)   (713.4)   (474.2)   (462.1)
Guarantees -------------------------      (7.1)     (2.3)    (13.1)    (12.5)
Derivatives ------------------------      23.4       5.5      10.8      21.9
Investment commitments -------------       --         .8       --        (.5)



As of December 31, 1995 and 1994, the carrying value of the deposit contracts and certain guaranteed contracts is net of deferred acquisition costs of $336,000,000 and $399,000,000, respectively, excluding adjustments for deferred acquisition costs applicable to changes in fair value of securities. The carrying values of these contracts are stated net of deferred acquisition costs in order that they be comparable with the fair value basis.


9.  Segment Information

LNC has four business segments: Life Insurance and Annuities, Reinsurance, Property-Casualty and Investment Management. The Life Insurance and Annuities segment offers universal life, pension products and other individual coverages through a network of career agents, independent general agencies, and insurance agencies located within a variety of financial institutions. These products are sold throughout the United States by LNC's U.S.-based companies and similar products are offered within the United Kingdom by LNC's U.K.-based companies. Reinsurance sells reinsurance products and services to insurance companies, HMOs, self-funded employers and other primary risk accepting organizations in the U.S. and economically attractive international markets. Effective in the fourth quarter of 1995, operating results of the direct disability income business previously included in the Life Insurance and Annuities segment, is now included in the Reinsurance segment. This direct disability income business, which is no longer being sold, is now managed by the Reinsurance segment along with its disability income business. The Property-Casualty segment writes both commercial and personal coverages throughout most of the United States through a network of independent agencies. The Investment Management segment offers a variety of asset management services to institutional and retail customers primarily throughout the United States. Prior to the sale of 71% of the ownership of its primary writer of employee life-health benefit coverages in 1994 (see note 11 on page
65), the Employee Life-Health Benefits segment distributed group life and health insurance, managed health care and other related coverages through career agents and independent general agencies. Activity which is not included in the major business segments is shown as "Other Operations."

"Other Operations" includes operations not directly related to the business segments and unallocated corporate items (i.e., corporate investment income, interest expense on corporate debt and unallocated overhead expenses). LNC's other operations also included 1) the equity in the earnings of a 29% owned unconsolidated affiliate engaged in the life-health benefit business prior to the sale of this interest in 1995 and 2) the earnings of its investment management companies prior to the formation of the Investment Management segment in April 1995 as a result of the acquisition of Delaware Management Holdings, Inc. See note 11 on page 65.


The revenue, pre-tax income and assets by segment for 1993 through 1995 are as follows:


Year Ended December 31     (in millions)          1995        1994       1993

Revenue:
Life Insurance and Annuities -----------      $3,058.6    $2,615.4   $2,858.3
Reinsurance ----------------------------       1,362.4     1,197.4    1,033.5
Property-Casualty ----------------------       1,954.9     1,971.4    2,240.6
Investment Management ------------------         192.7         --         --
Employee Life-Health Benefits ----------           --        314.9    1,297.3
Other Operations -----------------------          64.7        80.8      (36.9)
  Total revenue ------------------------      $6,633.3    $6,179.9   $7,392.8

Income (loss) before income taxes and
 cumulative effect of accounting change:
Life Insurance and Annuities -----------        $472.4      $106.7     $344.3
Reinsurance ----------------------------         (65.6)      102.9       27.5
Property-Casualty ----------------------         190.4       177.2      257.6
Investment Management ------------------          36.0         --         --
Employee Life-Health Benefits ----------           --         22.9       86.0
Other Operations -----------------------          (6.6)      (33.4)    (127.6)
  Total income before income taxes
   and cumulative effect of
   accounting change -------------------        $626.6      $376.3     $587.8

December 31                (in millions)          1995        1994       1993
Assets:
Life Insurance and Annuities -----------     $52,465.8   $40,758.4  $38,711.7
Reinsurance ----------------------------       5,220.3     2,653.5    2,671.9
Property-Casualty ----------------------       5,126.0     4,966.6    5,550.5
Investment Management ------------------         632.4         --         --
Employee Life-Health Benefits ----------           --          --       679.7
Other Operations -----------------------        (186.8)      486.3      211.3
  Total assets -------------------------     $63,257.7   $48,864.8  $47,825.1


Provisions for depreciation and capital additions were not material.


Substantially all of LNC's foreign operations are conducted by Lincoln
National (UK) plc, a United Kingdom company. Revenue, income before income taxes and cumulative effect of accounting change, and assets disclosed above applicable to LNC's U.K. operations are as follows:


Year Ended December 31     (in millions)          1995       1994        1993

Revenue --------------------------------        $351.5     $409.1      $307.8
Income before income taxes and
 cumulative effect of
 accounting change ---------------------          72.5       29.1        19.4

December 31                (in millions)          1995       1994        1993

Assets ---------------------------------      $6,114.1   $1,788.4    $1,683.8


All earnings from LNC's U.K. operations have been retained in the U.K. Foreign intracompany revenue is not significant.


10.  Shareholders' Equity

LNC's common and preferred stock is without par value.

All of the issued and outstanding series A preferred stock is $3 Cumulative Convertible and is convertible at any time into shares of common stock at a conversion rate of eight shares of common stock for each share of series A preferred stock, subject to adjustment for certain events. The series A preferred stock is redeemable at the option of LNC at $80 per share plus accrued and unpaid dividends.

Outstanding series A preferred stock has full voting rights, subject to adjustment if LNC is in default as to the payment of dividends. If LNC is liquidated or dissolved, holders of series A preferred stock will be entitled to payments of $80.00 per share. The difference between the aggregate preference on liquidation value and the financial statement balance for the series A preferred stock was $1,900,000 at December 31, 1995.

On June 30, 1995, the owner of LNC's series E and F preferred stock (Dai-ichi, Mutual Life Insurance Company), which was 5 1/2% cumulative convertible exchangeable, converted its entire holdings of series E and F preferred stock to LNC common stock. Based on a conversion rate of two shares of common stock for each share of series E and F preferred stock, 2,201,443 shares of series E and 2,216,454 shares of series F were converted into 8,835,794 shares of common stock.

LNC has outstanding one common share purchase right ("Right") on each outstanding share of LNC's common stock. A Right will also be issued with each share of LNC's common stock that becomes outstanding prior to the time the Rights become exercisable or expire. If a person or group acquires beneficial ownership of 20% or more or announces an offer that would result in beneficial ownership of 30% or more of LNC's outstanding common stock, the Rights become exercisable and each Right will entitle its holder to purchase one share of LNC's common stock for $75. If LNC is acquired in a business combination transaction, each Right will entitle its holder to purchase, for $75, common shares of the acquiring company having a market value of $150.

Alternatively, if a 20% holder were to acquire LNC by means of a reverse merger in which LNC and its stock survive or were to engage in certain "self-dealing" transactions, each Right not owned by the 20% holder would entitle its holder to purchase, for $75, common stock of LNC having a market value of $150. LNC can redeem each Right for one cent at any time prior to its becoming exercisable. The Rights expire in November 1996. As of December 31, 1995, there were 104,185,117 Rights outstanding.

During February 1993, LNC issued 9,200,000 shares of common stock. The proceeds of this offering, net of issuance costs, were $316,100,000.

During November 1994, LNC purchased and retired 500,000 shares of common stock at a total cost of $18,400,000.

During May 1994, LNC's Articles of Incorporation were amended to increase the number of authorized shares of common stock from 400,000,000 to 800,000,000.

Earnings per share are computed based on the average number of common shares outstanding during each year (1995 - 104,115,650; 1994 - 103,863,196; 1993 -
102,307,356) after assuming conversion of any outstanding series A, E and F preferred stock. The effect of stock options is not dilutive in the computation of earnings per share.


Details underlying the balance sheet caption "Net Unrealized Gain (Loss) on Securities Available-for-Sale," are as follows:


December 31                                 (in millions)      1995      1994

Fair value of securities available-for-sale ------------- $26,999.3 $22,682.7
Cost of securities available-for-sale -------------------  24,871.6  23,142.2
  Unrealized Gain (Loss) --------------------------------   2,127.7    (459.5)
Adjustments to deferred acquisition costs ---------------    (515.3)    162.1
Amounts required to satisfy policyholder commitments ----    (555.0)     14.1
Deferred income credits (taxes) -------------------------    (359.2)    107.8
Valuation allowance for deferred tax assets -------------       --     (135.6)
  Net unrealized gain (loss) on securities
   available-for-sale -----------------------------------  $  698.2  $ (311.1)


Adjustments to deferred acquisition costs and amounts required to satisfy policyholder commitments are netted against the Deferred Acquisition Costs asset account and included with the Future Policy Benefits, Claims and Claim Expenses liability account on the balance sheet, respectively.

11.  Acquisitions and Sales of Affiliates/Operating Property

In December 1993, LNC recorded a provision for loss of $98,500,000 (also $98,500,000 after-tax) in the "Other Operations" segment for the sale of Security-Connecticut Corporation ("Security-Connecticut"). The sale was completed on February 2, 1994 through an initial public offering and LNC received cash and notes, net of related expenses, totaling $237,700,000. The loss on sale and disposal expenses did not differ materially from the estimate recorded in the fourth quarter of 1993. For the year ended December 31, 1993, Security-Connecticut, which operated in the Life Insurance and Annuities segment, had revenues of $274,500,000 and net income of $24,000,000.

In 1994, LNC completed the sale of 71% of EMPHESYS (parent company of Employers Health Insurance Company, which comprised LNC's Employee Life-Health Benefit segment) for $244,700,000 of cash, net of related expenses, and a $50,000,000 promissory note. A gain on sale of $48,800,000 (also $48,800,000 after-tax) was recognized in 1994 in "Other Operations". For the year ended December 31, 1993, EMPHESYS had revenues of $1,304,700,000 and net income of $55,300,000. EMPHESYS had revenue and net income of $314,900,000 and $14,400,000, respectively, during the three months of ownership in 1994.

In October 1995, LNC completed the sale of its remaining 29% ownership in EMPHESYS. As a result of this transaction, LNC received cash of $186,900,000 and recorded pre-tax gain on sale of $89,700,000 ($58,300,000 after-tax) in the "Other Operations" segment.

In April 1995, LNC completed the acquisition of Delaware Management Holdings, Inc. ("Delaware"). Delaware provides a variety of asset management services through its operating companies. The purchase price, including LNC's expenses associated with the acquisition, was $305,000,000. This acquisition also involved the assumption of $25,000,000 in short-term debt and $180,000,000 (face amount) in long-term debt. In May 1995, this debt was repaid from the proceeds of an LNC debt offering of $200,000,000 plus available cash. This acquisition, which was accounted for using purchase accounting, resulted in goodwill of $339,900,000 and other intangible assets of $131,500,000. The results of Delaware's operations are included in LNC's consolidated financial statements from April 3, 1995. The Delaware acquisition agreement included a provision for contingent payments of $22,500,000 based on the levels of future investment management revenues. Any such additional payments would be accounted for as goodwill.

In January and April 1995, LNC completed the acquisitions of Liberty Life Assurance Company and Laurentian Financial Group plc, respectively. These companies provide unit-linked life and pension products in the United Kingdom. The combined purchase price was $274,500,000 including the assumption of $44,000,000 in debt. These acquisitions, which were accounted for using purchase accounting, resulted in other intangible assets of $388,700,000. The results of these operations are included in LNC's consolidated financial statements from their respective purchase dates.

In October 1995, LNC approved a realignment plan for its Property-Casualty segment, which includes consolidating its field operations from 20 divisional offices to four regional offices. Certain of the locations will remain service offices. Those office buildings owned by LNC that will not be used as regional offices are expected to be sold. Management has estimated that the pre-tax costs of realignment and the loss on sale of the office buildings will approximate $21,100,000 and $28,300,000, respectively ($13,700,000 and
$18,400,000 after-tax, respectively). Accordingly, income before cumulative effect of accounting change and net income decreased by $32,100,000 during the fourth quarter of 1995.


12.  Subsequent Event.

In January 1996, LNC announced that it had signed a definitive agreement to acquire the group tax-sheltered annuity business of UNUM Corporation's affiliates. This purchase is expected to be completed in the form of a reinsurance transaction with an initial ceding commission of approximately $70,000,000. This ceding commission represents the present value of business in-force and, accordingly, will be classified as other intangible assets upon the close of this transaction. This transaction, which is expected to close in the third quarter of 1996, will increase LNC's assets and policy liabilities and accruals by approximately $3,200,000,000.

Report of Ernst & Young LLP, Independent Auditors

Board of Directors
Lincoln National Corporation

We have audited the accompanying consolidated balance sheets of Lincoln National Corporation as of December 31, 1995 and 1994, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lincoln National Corporation at December 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in note 2 to the consolidated financial statements, in 1993 the Corporation changed its method for accounting for postretirement benefits other than pensions, accounting for impairment of loans, and accounting for certain investments in debt and equity securities.



                                          Ernst & Young LLP

Fort Wayne, Indiana
February 7, 1996



Item 9.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

There have been no disagreements with LNC's independent auditors which are reportable pursuant to Item 304 of Regulation S-K.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information for this item relating to directors of LNC is incorporated by reference to the sections captioned "NOMINEES FOR DIRECTOR", "DIRECTORS CONTINUING IN OFFICE" and "COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES AND EXCHANGE ACT OF 1934", of LNC's Proxy Statement for the Annual Meeting scheduled for May 9, 1996.

Executive Officers of the Registrant as of March 1, 1996 were as follows:

Name                      Position with LNC and Business Experience
(Age)**                   During the Past Five Years
Ian M. Rolland            Chairman and Director, LNC since 1992.
(63)                      President and Director, LNC (1975-1991).  Chief
                          Executive Officer, LNC since 1977.

Robert A. Anker           President, Chief Operating Officer and Director,
(54)                      LNC since 1992.  President and Chief Executive
                          Officer, American States* (1990-1991).

Jon A. Boscia             President, Chief Operating Officer, Lincoln Life*
(44)                      since 1994.  Executive Vice President, LNC (1991-
                          1994).  President, Lincoln National Investment
                          Management Company ("LNIC")* (1991-1994).
                          Executive Vice President, LNIC* (1985-1991).

George E. Davis           Senior Vice President, LNC since 1993.
(53)                      Vice President, Eastman Kodak Co. (1985-1993).

Jack D. Hunter            Executive Vice President, LNC since 1986.  General
(59)                      Counsel since 1971.

Barbara S. Kowalczyk      Senior Vice President, LNC since 1994.
(45)                      Senior Vice President, LNIC* (1992-1994).  Vice
                          President LNIC* (1985-1992).

F. Cedric McCurley        Chairman and Chief Executive officer, American
(61)                      States* since 1995.  President and Chief
                          Executive Officer, American States* (1992-1995).
                          Executive Vice President, American States*
                          (1986-1991).

H. Thomas McMeekin        Executive Vice President, LNC since 1994.
(43)                      President, LNIC* since 1994.  Senior Vice
                          President, LNC (1992-1994).  Executive Vice
                          President, LNIC* (February 1992-November 1992).
                          Senior Vice President, LNIC* (1987-1992).

Jeffrey J. Nick           Managing Director, Lincoln National (UK) PLC* since
(43)                      1992.  Senior Vice President, LNC (1990-1993).

Richard S. Robertson      Executive Vice President, LNC since 1986.
(54)

Gabriel L. Shaheen        Executive Vice President, Lincoln Life* since 1994.
(42)                      Senior Vice President, Lincoln Life* 1991-1994),
                          Vice President, Lincoln Life* (1987-1991).

Donald L. Van Wyngarden   Second Vice President & Controller, LNC since 1975.
(56)

Richard C. Vaughan        Executive Vice President and Chief Financial
(46)                      Officer, LNC since 1995.  Senior Vice President and
                          Chief Financial Officer, LNC (1992-1994).  Senior
                          Vice President, Lincoln Life* (1990-1992).  Vice
                          President, EQUICOR, Inc. (1988-1990).


 * Denotes a subsidiary of LNC
** Age shown is based on nearest birthdate to March 1, 1996.

There is no family relationship between any of the foregoing executive officers, all of whom are elected annually.

Item 11. Executive Compensation

Information for this item is incorporated by reference to the section cap-

tioned "EXECUTIVE COMPENSATION" of LNC's Proxy Statement for the Annual Meeting scheduled for May 9, 1996.

Item 12. Security Ownership of Certain Beneficial Owners and
Management

Information for this item is incorporated by reference to the sections captioned "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS" and "SECURITY OWNERSHIP OF DIRECTORS, NOMINEES AND EXECUTIVE OFFICERS" of LNC's Proxy Statement for the Annual Meeting scheduled for May 9, 1996.

Item 13. Certain Relationships and Related Transactions

Information for this item is incorporated by reference to the section cap-

tioned "TERMINATION OF EMPLOYMENT ARRANGEMENT" of LNC's Proxy Statement for the Annual Meeting scheduled for May 9, 1996.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

Item 14(a)(1) Financial Statements

The following consolidated financial statements of Lincoln National Corpora-

tion and subsidiaries are included in Item 8:

   Consolidated Balance Sheets - December 31, 1995 and 1994

   Consolidated Statements of Income - Years ended December 31, 1995, 1994 and 1993

   Consolidated Statements of Shareholders' Equity - Years ended December 31, 1995, 1994 and 1993

   Consolidated Statements of Cash Flows - Years ended December 31, 1995, 1994 and 1993

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


      4(a) Indenture of LNC dated as of January 15, 1987 (Commission File No. 33-22658) is incorporated by reference to Exhibit 4(a) of LNC's Form 10-K for the year ended December 31, 1994, filed with the Commission on March 27, 1995.

      4(b) First Supplemental Indenture dated as of July 1, 1992, to Indenture of LNC dated as of January 15, 1987, and Specimen Notes for LNC's 7 1/8% Notes due July 15, 1999 (Commission File No. 33-22658) are incorporated by reference to Annex B and Annex C of LNC's Form 8-K filed with the Commission on July 7, 1992.

      4(c) First Supplemental Indenture dated as of July 1, 1992, to Indenture of LNC dated as of January 15, 1987, and Specimen Notes for LNC's 7 5/8% Notes due July 15, 2002 (Commission File No. 33-22658) are incorporated by reference to Annex B and Annex D of LNC's Form 8-K filed with the Commission on July 7, 1992.

      4(d) Rights Agreement dated November 7, 1986 is incorporated by reference to Exhibit 4(e) of LNC's Form 10-K for the year ended December 31, 1994, filed with the Commission on March 27, 1995.

      4(e) Indenture of LNC dated as of September 15, 1994, between LNC and The Bank of New York, as Trustee, is incorporated by reference to Exhibit No. 4(c) of LNC's S-3/A (File No. 33-55379), filed with the Commission on September 15, 1994.

      4(f) Form of Note is incorporated by reference to Exhibit No. 4(d) to LNC's Registration Statement on Form S-3/A (File No. 33-55379), filed with the Commission on September 15, 1994.

      4(g) Form of Zero Coupon Security is incorporated by reference to Exhibit No. 4(f) of LNC's Registration Statement on Form S-3/A (File No. 33-55379), filed with the Commission on September 15, 1994.

      4(h) Specimen of LNC's 9 1/8% Debentures due October 1, 2024 (Commission File No. 33-55379) is incorporated by reference to
            Schedule I of LNC's Form 8-K filed with the Commission on September 29, 1994.

      4(i) Specimen of LNC's 7 1/4% Debenture due May 15, 2005 (Commission File Nos. 33-55379 and 33-59785) is incorporated by reference to
            Schedule III of LNC's Form 8-K filed with the Commission on
            May 17, 1995.

     10(a)* The Lincoln National Corporation 1986 Stock Option Incentive Plan
            (Commission File No. 33-13445 and 33-62315) as last amended and restated effective May 12, 1994 is incorporated by reference to Exhibit No.1 of LNC's Proxy filed with the Commission on March 31, 1994.

     10(b)* The Lincoln National Corporation 1982 Stock Option Incentive
            Plan (Commission File No. 2-77599) as last amended May 7, 1987 is incorporated by reference to Exhibit 10(b) of LNC's Form 10-K for the year ended December 31, 1993, filed with the Commission on March 30, 1994.

     10(c)* The Lincoln National Corporation Executives' Salary Continuation
            Plan as last amended January 1, 1992 is incorporated by reference to Exhibit 10(c) of LNC's Form 10-K for the year ended December 31, 1992, filed with the Commission on March 30, 1993.

     10(d)* The Lincoln National Corporation Executive Value Sharing Plan is incorporated by reference to Exhibit No. 4 of LNC's Proxy filed with the Commission on March 31, 1994.

     10(e)* Lincoln National Corporation Executives' Severance Benefit Plan as last amended and restated effective November 9, 1995.

     10(f)* The Lincoln National Corporation Outside Directors Retirement
            Plan as last amended March 15, 1990.

     10(g)* The Lincoln National Corporation Outside Directors Benefits Plan is incorporated by reference to Exhibit 10(h) of LNC's Form 10-K for the year ended December 31, 1992, filed with the Commission on March 30, 1993.

     10(h)* Lincoln National Corporation Executive Savings and Profit
            Sharing Plan as amended January 1, 1992 is incorporated by reference to Exhibit 10(o) of LNC's Form 10-K for the year ended December 31, 1992, filed with the Commission on March 30, 1993.

     10(i)* Lincoln National Corporation 1993 Stock Plan for Non-Employee
            Directors (File No. 33-58113) as last amended and restated effective May 10, 1995.

     10(j)* Lincoln National Corporation Executives' Excess Compensation
            Benefit Plan is incorporated by reference to Exhibit 10(r) of LNC's Form 10-K for the year ended December 31, 1993, filed with the Commission on March 30, 1994.

     10(k)* American States Executives Salary Continuation Plan as amended and restated effective May 2, 1995.

     10(l) Lease and Agreement dated August 1, 1984, with respect to the American States' Home Office property.

     10(m) Lease and Agreement dated August 1, 1984, with respect to LNL's Home Office property located at Magnavox Way, Fort Wayne, Indiana.

     10(n) Lease and Agreement dated August 1, 1984, with respect to LNL's Home Office properties located at Clinton Street and Harrison Street, Fort Wayne, Indiana.

     10(o) Lease and Agreement dated December 1, 1994 with respect to LNC's Corporate Office located at 200 East Berry Street, Fort Wayne, Indiana are incorporated by reference to Exhibit 10(p) of LNC's Form 10-K for the year ended December 31, 1994, filed with the Commission on March 27, 1995.

           *This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.

     11     Computation of Per Share Earnings.

     21     List of Subsidiaries of LNC.

     23     Consent of Ernst & Young LLP, Independent Auditors.

     27     Financial Data Schedule.

     28 Information from Reports Furnished to State Insurance. Regulatory Authorities. (Data shown on this report is on a "Combined" basis and does not include data for subsidiaries sold.)

Item 14(b)

During the fourth quarter of the year ended December 31, 1995, no reports on Form 8-K were filed with the Commission.


Item 14(c)

The exhibits of Lincoln National Corporation and subsidiaries are listed in
Item 14(a)(3) above.


Item 14(d)

The financial statement schedules for Lincoln National Corporation and subsidiaries follow on pages through 72 - 79.

                LINCOLN NATIONAL CORPORATION AND SUBSIDIARIES

       SCHEDULE I - SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS
            IN RELATED PARTIES

December 31, 1995    (000's omitted)

        Col. A                         Col. B         Col. C         Col. D
                                                                   Amount at
                                                                  Which Shown
                                                                    in the
Type of Investment                      Cost          Value      Balance Sheet

Fixed maturity securities
 available-for-sale:
  Bonds:
    United States Government
     and government agencies
     and authorities ------------- $ 1,033,093    $ 1,148,014   $ 1,148,014
    States, municipalities and
     political subdivisions ------   2,238,122      2,390,061     2,390,061
    Mortgage-backed securities ---   5,266,736      5,572,348     5,572,348
    Foreign governments ----------   1,273,242      1,362,130     1,362,130
    Public utilities -------------   2,852,436      3,072,978     3,072,978
    Convertibles and bonds
     with warrants attached ------     181,431        199,658       199,658
    All other corporate bonds ----  10,977,471     11,969,779    11,969,779
  Redeemable preferred stocks ----     112,996        119,508       119,508
     Total -----------------------  23,935,527     25,834,476    25,834,476

Equity securities available-for-sale:
  Common stocks:
    Public utilities -------------      18,381         22,170        22,170
    Banks, trusts  and
     insurance companies ---------      97,406        115,586       115,586
    Industrial, miscellaneous
     and all other ---------------     597,473        771,821       771,821
  Nonredeemable preferred stocks -     222,864        255,267       255,267
     Total Equity Securities -----     936,124      1,164,844     1,164,844

Mortgage loans on real estate ----   3,216,464                    3,186,872(A)

Real estate:
  Investment properties ----------     659,390                      659,390
  Acquired in
   satisfaction of debt ----------     174,551                      116,522(A)

Policy loans ---------------------     602,573                      602,573

Other investments ----------------     385,409                      371,765(A)
     Total Investments ----------- $29,910,038                  $31,936,442

(A) Investments which are deemed to have declines in value that are other than temporary are written down or reserved for to reduce their carrying value to their estimated realizable value.


               LINCOLN NATIONAL CORPORATION AND SUBSIDIARIES

        SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                              BALANCE SHEETS

             Lincoln National Corporation (Parent Company Only)

December 31                      (000's omitted)         1995          1994

Assets:
  Investments in subsidiaries* ------------------  $5,086,708    $3,779,282
  Investments -----------------------------------      20,344        28,726
  Investment in unconsolidated affiliate --------        --         114,345
  Cash and invested cash ------------------------     466,776       523,132
  Property and equipment ------------------------      11,464         9,895
  Accrued investment income ---------------------       7,866           211
  Receivable from subsidiaries* -----------------      67,024        66,724
  Loans to subsidiaries* ------------------------     143,462        36,480
  Dividends receivable from subsidiaries* -------        --          45,000
  Goodwill --------------------------------------     338,346         9,355
  Other intangible assets -----------------------      76,052          --
  Other assets ----------------------------------      12,419        10,184

    Total Assets --------------------------------  $6,230,461    $4,623,334


Liabilities and Shareholders' Equity

Liabilities:
  Cash collateral on loaned securities ----------  $  199,000    $  203,531
  Dividends payable -----------------------------      47,726        40,531
  Short-term debt -------------------------------     248,744       229,444
  Long-term debt --------------------------------     595,490       397,705
  Loans from subsidiaries* ----------------------     557,896       600,308
  Federal income taxes (recoverable) payable ----      69,328        (2,387)

  Accrued expenses and other liabilities --------     134,155       112,142

    Total Liabilities ---------------------------   1,852,339     1,581,274


Shareholders' Equity:
  Series A preferred stock ----------------------       1,335         1,420
  Series E preferred stock ----------------------        --         151,206
  Series F preferred stock ----------------------        --         158,707
  Common stock ----------------------------------     889,476       555,382
  Retained earnings -----------------------------   2,775,718     2,479,532
  Foreign currency translation adjustment -------      13,413         6,890
  Net unrealized gain (loss) on
   securities available-for-sale [including
   unrealized gain (loss) of subsidiaries:
   1995 - $687,904  1994 - $(325,366)] -              698,180      (311,077)

     Total Shareholders' Equity -----------------   4,378,122     3,042,060

     Total Liabilities and
      Shareholders' Equity ----------------------  $6,230,461    $4,623,334

*Eliminated in consolidation.

 These condensed financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes of Lincoln National Corporation and subsidiaries (see pages 34 through 65).


               LINCOLN NATIONAL CORPORATION AND SUBSIDIARIES

       SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                (Continued)

                           STATEMENTS OF INCOME

            Lincoln National Corporation (Parent Company Only)

Year Ended December 31          (000's omitted)    1995       1994       1993

Revenue:
  Dividends from subsidiaries* --------------- $538,515   $309,460   $155,980
  Interest from subsidiaries* ----------------    2,018      1,080      1,730
  Equity in earnings of
   unconsolidated affiliate ------------------    5,075     13,119        --
  Net investment income ----------------------   29,260     20,376     14,634
  Realized gain (loss) on investments --------   30,189    (20,016)    27,106
  Gain on sale of affiliate/operating
   property to subsidiary* -------------------   74,284        --         --
  Other --------------------------------------    1,292      1,373        (61)
    Total Revenue ----------------------------  680,633    325,392    199,389

Expenses:
  Operating and administrative ---------------   41,884     40,919     21,682
  Interest-subsidiaries* ---------------------   32,864     23,815     13,811
  Interest-other -----------------------------   63,624     45,976     41,136
    Total Expenses ---------------------------  138,372    110,710     76,629

  Income before Federal Income Tax Expense
   (Benefit), Equity in Income of
   Subsidiaries, Less Dividends and
   Cumulative Effect of Accounting Change ----  542,261   214,682     122,760

Federal income tax expense (benefits) --------   37,780   (36,574)     (6,032)

    Income Before Equity in
     Income of Subsidiaries, Less Dividends
     and Cumulative Effect of
     Accounting Change -----------------------  504,481   251,256     128,792

Equity in income of subsidiaries, less
 dividends -----------------------------------  (22,295)   98,642     286,491

    Income Before Cumulative Effect of
     Accounting Change -----------------------  482,186   349,898     415,283

Cumulative effect of accounting change:
 Parent company ------------------------------      --        --       (8,006)
 Subsidiaries --------------------------------      --        --      (88,425)
    Total Accounting Change ------------------      --        --      (96,431)

    Net Income ------------------------------- $482,186  $349,898    $318,852

*Eliminated in consolidation.

 These condensed financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes of Lincoln National Corporation and subsidiaries (see pages 34 through 65).


                LINCOLN NATIONAL CORPORATION AND SUBSIDIARIES
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT  (Continued)

                         STATEMENTS OF CASH FLOWS

            Lincoln National Corporation (Parent Company Only)

Year Ended December 31          (000's omitted)     1995      1994      1993

Cash Flows from Operating Activities:
Net income -----------------------------------  $482,186  $349,898  $318,852

Adjustments to reconcile net income to net
 cash provided by operating activities:
   Equity in income of subsidiaries
    less than (greater than)
    distributions* ---------------------------    86,889   (63,642) (278,065)
   Equity in undistributed earnings of
    unconsolidated affiliate -----------------    (5,075)  (13,119)      --
   Realized (gain) loss on investments -------   (30,189)   20,016   (27,106)
   Gain on sale of affiliate/
    operating property -----------------------   (74,284)      --        --
   Cumulative effect of accounting change ----       --        --      8,006
   Other -------------------------------------    47,967   (32,757)   23,375
     Net Adjustments -------------------------    25,308   (89,502) (273,790)

     Net Cash Provided by
      Operating Activities -------------------   507,494   260,396    45,062

Cash Flows from Investing Activities:
  Net sales (purchases) of investments -------    16,614   (22,106)   31,648
  Cash collateral on loaned securities -------    (4,531)   14,275     9,547
  Net investment in subsidiaries* ------------  (697,106)   (2,744) (105,846)
  Sale of (Investment in) unconsolidated
   affiliate ---------------------------------   193,975  (103,470)      --
  Net (purchase) sale of property
   and equipment -----------------------------    (3,158)   (5,109)   (5,563)
  Other --------------------------------------    17,675     7,379     3,147
    Net Cash Used in Investing Activities ----  (476,531) (111,775)  (67,067)

Cash Flows from Financing Activities:
  Principal payments on long-term debt -------      --    (100,717)      --
  Issuance of long-term debt -----------------   197,785   200,000       --
  Net increase (decrease) in short-term debt -    19,300   (83,423) (207,231)
  Increase (decrease) in loans from
   subsidiaries* -----------------------------   (42,413)  271,841  (127,602)
  Decrease (increase) in loans to
   subsidiaries* -----------------------------  (106,982)  (20,455)   34,725
  Increase in receivables from subsidiaries* -      (300)   (3,889)  (14,235)
  Public offering of common stock ------------       --        --    316,100
  Common stock issued for benefit plans ------    24,096    29,985    26,230
  Retirement of common stock -----------------       --    (18,395)      --
  Dividends paid to shareholders -------------  (178,805) (172,157) (156,235)
    Net Cash Provided by (Used in)
     Financing Activities --------------------   (87,319)  102,790  (128,248)

    Net Increase (Decrease) in Cash ----------   (56,356)  251,411  (150,253)

Cash at beginning of year --------------------   523,132   271,721   421,974

    Cash at End of Year ----------------------  $466,776  $523,132  $271,721

*Eliminated in consolidation.

 These condensed financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes of Lincoln National Corporation and subsidiaries (see pages 34 through 65).


                       LINCOLN NATIONAL CORPORATION AND SUBSIDIARIES

                     SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION

Column A              Column B      Column C       Column D     Column E     Column F    Column G

                                              Future Policy                  Other
                                                 Benefits,                   Policy
                                  Deferred     Claims and                  Claims and                   Net
                                 Acquisition      Claim        Unearned     Benefits     Premium     Investment
         Segment                    Costs        Expenses      Premiums     Payable    Revenue (A)   Income (B)
                                --------------------------------(000's Omitted)---------------------------------

Year Ended December 31, 1995
  Life Insurance and Annuities - $  901,825    $ 7,408,160      $  1,187    $            $1,288,002   $1,893,759
  Reinsurance ------------------    396,588      3,009,057        93,189                    810,158      164,105
  Property-Casualty ------------    138,272      2,595,328       720,262                  1,678,910      238,808
  Investment Management (C) ----                                                                             584
  Other (incl. consol. adj's.) -                   (89,998)       (1,258)                                (11,575)
    Total ---------------------- $1,436,685    $12,922,547      $813,380    $      --    $3,777,070   $2,285,681

Year Ended December 31, 1994
  Life Insurance and Annuities - $1,600,811    $ 6,357,449      $ 11,201    $            $1,030,010   $1,635,891
  Reinsurance (D) --------------    329,042      1,542,857        63,202                  1,034,380      125,447
  Property-Casualty ------------    140,122      2,702,537       732,101                  1,710,563      241,096
  Employee Life-Health Benefits(E)     --             --            --                      299,338       10,838
  Other (incl. consol. adj's.) -                   (66,331)       (1,517)                                 (1,921)
    Total ---------------------- $2,069,975    $10,536,512      $804,987    $      --    $4,074,291   $2,011,351

Year Ended December 31, 1993
  Life Insurance and Annuities - $1,176,852     $7,305,262      $  6,527    $            $  969,579   $1,717,503
  Reinsurance (D) --------------    299,906      1,491,554        76,606                    878,244      124,856
  Property-Casualty ------------    153,073      2,810,037       777,011                  1,841,363      250,633
  Employee Life-Health Benefits-                   320,189                                1,228,606       42,931
  Other (incl. consol. adj's.) -                  (124,107)       (1,339)                                 10,596
    Total ---------------------- $1,629,831    $11,802,935      $858,805    $      --    $4,917,792   $2,146,519



        Column A                  Column H       Column I       Column J      Column K
                                                 Amortiza-
                                  Benefits,       tion of
                                   Claims,       Deferred
                                     and         Policy Ac-      Other
                                    Claim        quisition      Operating     Premiums
         Segment                  Expenses         Costs       Expenses (B)    Written
                                ----------------------(000's Omitted)-----------------
Year Ended December 31, 1995

  Life Insurance and Annuities - $1,815,242       $274,886    $  499,897
  Reinsurance ------------------  1,088,438         59,910       279,724
  Property-Casualty ------------  1,209,463        352,503       198,758    $1,671,889
  Investment Management (C) ----                                 156,665
  Other (incl. consol. adj's.) -                                  71,195
    Total ---------------------- $4,113,143       $687,299    $1,206,239

Year Ended December 31, 1994
  Life Insurance and Annuities - $1,904,352       $ 89,916    $  514,384
  Reinsurance (D) --------------    809,819        147,226       138,988
  Property-Casualty ------------  1,262,400        361,195       169,049    $1,664,483
  Employee Life-Health Benefits(E)  218,672                       73,355
  Other (incl. consol. adj's.) -                                 114,213
    Total ---------------------- $4,195,243       $598,337    $1,009,989

Year Ended December 31, 1993
  Life Insurance and Annuities - $1,883,656       $139,824    $  371,756
  Reinsurance (D) --------------    774,429         42,549       311,690
  Property-Casualty ------------  1,406,781        384,185       187,654    $1,766,649
  Employee Life-Health Benefits-    916,513                      294,810
  Other (incl. consol. adj's.) -                     5,274        85,807
    Total ---------------------- $4,981,379       $571,832    $1,251,717

<F1>
 (A) Includes insurance fees on universal life and other interest sensitive products.
<F2>
 (B)
   The allocation of expenses between investments and other operations are based on a number of assumptions and estimates.
     Results would change if different methods were applied.
<F3>
 (C) Includes data from the April 1, 1995 date when Investment Management segment was initiated because of the purchase of
     Delaware Management Holdings, Inc.
<F4>
 (D) Amounts for 1993 and 1994 have been reclassified to conform to the 1995 presentation.
<F5>
 (E) Includes data through the March 21, 1994 date of sale of the direct writer of employee life-health coverages.


                                               LINCOLN NATIONAL CORPORATION AND SUBSIDIARIES

                                                      SCHEDULE IV - REINSURANCE (A)

         Column A                       Column B         Column C          Column D       Column E         Column F
                                                           Ceded           Assumed                         Percentage of
                                          Gross           to Other        from Other          Net         Amount Assumed
                                         Amount          Companies       Companies(B)       Amount            to Net

                                       -------------------------(000's Omitted)-----------------------
Year Ended December 31, 1995

  Life insurance in force ------------ $109,817,000      $34,292,000     $118,875,000     $194,400,000         61.1%

  Premiums:
    Life insurance (C) ---------------   $  934,121       $  182,519       $  536,400     $  1,288,002         41.6%
    Health insurance -----------------      308,189          212,472          714,441          810,158         88.2
    Property-casualty insurance ------    1,685,815           53,695           46,790        1,678,910          2.8
      Total --------------------------   $2,928,125       $  448,686       $1,297,631     $  3,777,070

Year Ended December 31, 1994

  Life insurance in force ------------  $93,505,000      $35,366,000     $106,161,000     $164,300,000         64.7%

  Premiums:
    Life insurance (C) ---------------   $1,040,134         $ 47,022       $  365,364       $1,358,476         26.9%
    Health insurance -----------------      668,091          357,536          694,697        1,005,252         69.1
    Property-casualty insurance ------    1,689,070           78,381           99,874        1,710,563          5.8
      Total --------------------------   $3,397,295         $482,939       $1,159,935       $4,074,291

Year Ended December 31, 1993

  Life insurance in force ------------ $144,054,000      $46,255,000      $89,712,000     $187,511,000         47.8%

  Premiums:
    Life insurance (C) ---------------   $1,086,349         $139,013       $  351,435       $1,298,771         27.1%
    Health insurance -----------------    1,376,038           80,731          482,351        1,777,658         27.1
    Property-casualty insurance ------    1,760,560           71,472          152,275        1,841,363          8.3
      Total --------------------------   $4,222,947         $291,216       $  986,061       $4,917,792

<F1>
(A)
   Special-purpose bulk reinsurance transactions have been excluded.
<F2>
(B)  Life and health insurance premiums assumed from other companies for the years ended December 31, 1993 and 1994 has been reclassified to conform to the 1995 presentation.
<F3>
(C)  Includes insurance fees on universal life and other interest sensitive products.


                                             LINCOLN NATIONAL CORPORATION AND SUBSIDIARIES

                                            SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS

          Col. A                           Col. B                 Col. C                      Col. D          Col. E
                                                                Additions
                                         Balance at        (1)               (2)                             Balance at
                                         Beginning   Charged to Costs   Charged to Other     Deductions-       End of
      Description                        of Period      Expenses(A)     Accounts-Describe   Describe(B)       Period
                                         ------------------------------(000's Omitted)--------------------------------
Year Ended December 31, 1995

Deducted from Asset Accounts:
  Reserve for Mortgage Loans
   on Real Estate --------------------    $ 62,675       $  2,288                            $(35,371)        $ 29,592
  Reserve for Real Estate ------------      78,638         (9,203)                            (11,406)          58,029
  Reserve for Other Long-term
   Investments -----------------------      23,776         (2,415)                             (7,717)          13,644
  Reserve for Property and
   Equipment Held-for-Sale -----------        --           28,350                                --             28,350
Included in Other Liabilities:
  Investment Guarantees --------------      13,076         (2,617)                             (3,360)           7,099

Year Ended December 31, 1994

Deducted from Asset Accounts:
  Reserve for Mortgage Loans
   on Real Estate --------------------    $226,639       $ 18,232                            $(182,196)       $ 62,675
  Reserve for Real Estate ------------     121,427         14,861                              (57,650)         78,638
  Reserve for Other Long-term
   Investments -----------------------      27,196          1,726                               (5,146)         23,776
Included in Other Liabilities:
  Investment Guarantees --------------      18,535          2,480                               (7,939)         13,076

Year Ended December 31, 1993

Deducted from Asset Accounts:
  Reserve for Mortgage Loans
   on Real Estate --------------------    $134,476       $140,568                             $(48,405)       $226,639
  Reserve for Real Estate ------------     131,060         33,389                              (43,022)        121,427
  Reserve for Other Long-term
   Investments -----------------------      40,307          4,321                              (17,432)         27,196
Included in Other Liabilities:
  Investment Guarantees --------------      30,033          1,427                              (12,925)         18,535

<F1>
(A)  Excludes charges for the direct write-offs of assets.  The negative amounts represent improvements in the underlying assets and guarantees for which valuation accounts had previously been established.
<F2>
(B)  Deductions reflect sales or foreclosures of the underlying holdings.


                                              LINCOLN NATIONAL CORPORATION AND SUBSIDIARIES

SCHEDULE VI - SUPPLEMENTARY INFORMATION CONCERNING PROPERTY-CASUALTY INSURANCE OPERATIONS


        Column A                Column B      Column C       Column D      Column E    Column F     Column G

                                Deferred     Reserves for    Discount,
     Affiliation                 Policy      Unpaid Claims    if any                                    Net
        with                   Acquisition     and Claim    Deducted in    Unearned      Earned    Investment
     Registrant                   Costs        Expenses      Column C      Premiums       Premium     Income
                              ----------------------------(000's Omitted)-----------------------------------

Consolidated subsidiaries:

Year Ended December 31, 1995     $138,272   $2,595,328      $     --        $720,262    $1,678,910  $238,808

Year Ended December 31, 1994     $140,122   $2,702,537      $     --        $732,101    $1,710,563  $241,096

Year Ended December 31, 1993     $153,073   $2,810,037      $     --        $777,011    $1,841,363  $250,633





   Column A                           Column H           Column I      Column J   Column K
                                   Claims and Claim
                                 Expenses (Credits)     Amortization
                                 Incurred Related to    of Deferred      Paid
     Affiliation                   (1)          (2)        Policy       Claims
        with                     Current       Prior     Acquisition   and Claim     Premium
     Registrant                   Year        Years        Costs        Expenses     Written
                               ----------------------(000's omitted)--------------------------

Consolidated subsidiaries:

Year Ended December 31, 1995   $1,234,000     $(24,500)   $352,503   $1,302,600   $1,671,889

Year Ended December 31, 1994   $1,340,600     $(78,200)   $361,195   $1,347,600   $1,664,483

Year Ended December 31, 1993   $1,433,270     $(26,489)   $384,185   $1,494,764   $1,766,649


               LINCOLN NATIONAL CORPORATION AND SUBSIDIARIES
             EXHIBIT INDEX FOR THE ANNUAL REPORT ON FORM 10-K

                   For the Year Ended December 31, 1995

Exhibit
Number
 3(a)   Articles of Incorporation of LNC as last amended
          May 12, 1994.*
 3(b)   Bylaws of LNC as last amended January 1, 1992.*

 4(a)   Indenture of LNC due January 15, 1987.*
 4(b)   Indenture for 7 1/8% due July 15, 1999 and
          Specimen Notes.*
 4(c)   Indenture for 7 5/8% Notes due July 15, 2002 and
          Specimen Notes.*
 4(d)   Rights Agreement dated November 7, 1986.*
 4(e)   Indenture of LNC dated as of September 15, 1994.*
 4(f)   Form of Note dated as of September 15, 1994*
 4(g)   Form of Zero Coupon Security dated as of September 15, 1994*
 4(h)   Specimen Debenture for 9 1/8% Notes due October 1, 2024.*
 4(i)   Specimen of 7 1/4% Debenture due May 15, 2005*

10(a)   Lincoln National Corporation 1986 Stock Option
          Incentive Plan.*
10(b)   Lincoln National Corporation 1982 Stock Option
          Incentive Plan.*
10(c)   The Lincoln National Corporation Executives'
          Salary Continuation Plan.*
10(d)   The Lincoln National Corporation Executive Value
          Sharing Plan.*
10(e)   Lincoln National Corporation Executives' Severance
          Benefit Plan as last amended November 9, 1995.
10(f)   The Lincoln National Corporation Outside Directors
          Retirement Plan as last amended March 15, 1990.
10(g)   The Lincoln National Corporation Outside Directors
          Benefits Plan.*
10(h)   The Lincoln National Corporation Executive Savings and
          Profit Sharing Plan as last amended January 1, 1992.*
10(i)   Lincoln National Corporation 1993 Stock Plan for Non-
          Employee Directors as last amended May 10, 1995.
10(j)   Lincoln National Corporation Executives' Excess
          Compensation Benefit Plan.*
10(k)   American States Executives' Salary Continuation Plan as last amended May 2, 1995.
10(l)   Lease and Agreement dated August 1, 1984, with respect
          to the American States' home office property.
10(m)   Lease and Agreement dated August 1, 1984, with respect
          to LNL's home office property.
10(n)   Lease and Agreement dated August 1, 1984, with respect
          to additional LNL home office property.
10(o)   Lease dated February 14, 1991, with respect to LNC's
          Corporate Offices.*

11      Computation of Per Share Earnings.
21      List of Subsidiaries of LNC.
23      Consent of Ernst & Young LLP, Independent Auditors.
27      Financial Data Schedule.
28      Information from Reports Furnished to State Insurance
          Regulatory Authorities. [Data shown on this report is on a "Combined" basis and does not include data for subsidiaries sold.]

        *Incorporated by Reference

                              Signature Page

                       LINCOLN NATIONAL CORPORATION

Pursuant to the requirements
of Section 13 or 15(d) of
the Securities Exchange Act      By /s/ Ian M. Rolland          March 14, 1996
of 1934, LNC has duly caused        Ian M. Rolland,
this report to be signed on         (Chairman, Chief Executive Officer and
its behalf by the under-             Director)
signed, thereunto duly
authorized.                      By /s/ Robert A. Anker         March 14, 1996
                                    Robert A. Anker,
                                    (President, Chief Operating Officer and
                                     Director)

                                 By /s/ Richard C. Vaughan      March 14, 1996
                                    Richard C. Vaughan,
                                    (Executive Vice President and Chief
                                     Financial Officer)

                                 By /s/ Donald L. Van Wyngarden March 14, 1996
                                    Donald L. Van Wyngarden
                                    (Second Vice President and Controller)


Pursuant to the requirements     By /s/ J. Patrick Barrett      March 14, 1996
of the Securities Exchange          J. Patrick Barrett
Act of 1934, this report
has been signed below by         By /s/ Thomas D. Bell, Jr.     March 14, 1996
the following Directors             Thomas D. Bell, Jr
of LNC on the date indicated.
                                 By /s/ Daniel R. Efroymson     March 14, 1996
                                    Daniel R. Efroymson

                                 By /s/ Harry L. Kavetas        March 14, 1996
                                    Harry L. Kavetas

                                 By /s/ M. Leanne Lachman       March 14, 1996
                                    M. Leanne Lachman

                                 By /s/ Earl L. Neal            March 14, 1996
                                    Earl L. Neal

                                 By /s/ John M. Pietruski       March 14, 1996
                                    John M. Pietruski

                                 By /s/ Jill S. Ruckelshaus     March 14, 1996
                                    Jill S. Ruckelshaus

                                 By /s/ Gordon A. Walker        March 14, 1996
                                    Gordon A. Walker

                                 By /s/ Gilbert R. Whitaker,Jr. March 14, 1996
                                    Gilbert R. Whitaker,Jr.