Form 10-Q
period 1996-03-31
LINCOLN NATIONAL CORP
filed 1996-05-10
CIK 59558

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

            QUARTERLY REPORT UNDER SECTION 13 or 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934



For quarter ended March 31, 1996               Commission file number 1-6028


                  LINCOLN NATIONAL CORPORATION

     (Exact name of registrant as specified in its charter)


          Indiana                                        35-1140070
 (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                         Identification No.)



     200 East Berry Street, Fort Wayne, Indiana  46802-2706

            (Address of Principal Executive Offices)



Registrant's telephone number                                 (219) 455-2000

Common stock outstanding April 26, 1996                          104,265,407



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


PART I - FINANCIAL INFORMATION

Item 1  Financial Statements

                  LINCOLN NATIONAL CORPORATION

                  CONSOLIDATED BALANCE SHEETS

                                                 March 31      December 31
(000'S omitted)                                    1996           1995

ASSETS

Investments:

  Securities available-for-sale, at fair value:
    Fixed maturity (cost 1996 - $24,347,837;
      1995 - $23,935,527) ------------------    $25,215,793    $25,834,476
    Equity (cost 1996 - $758,765;
      1995 - $936,124) ---------------------        946,798      1,164,844
  Mortgage loans on real estate ------------      3,286,970      3,186,872
  Real estate ------------------------------        742,655        775,912
  Policy loans -----------------------------        604,537        602,573
  Other investments ------------------------        317,814        371,765

    Total Investments ----------------------     31,114,567     31,936,442

Investment in unconsolidated affiliates ----         19,512          5,562

Cash and invested cash ---------------------      1,340,955      1,572,855

Property and equipment ---------------------        242,032        243,763

Deferred acquisition costs -----------------      1,886,781      1,436,685

Premiums and fees receivable ---------------        619,957        537,979

Accrued investment income ------------------        451,270        462,737

Assets held in separate accounts -----------     24,245,316     22,769,068

Federal income taxes -----------------------         32,287           --

Amounts recoverable from reinsurers --------      2,457,656      2,495,189

Goodwill -----------------------------------        462,431        471,465

Other intangible assets --------------------        503,186        528,934

Other assets -------------------------------        887,973        797,054

  Total Assets -----------------------------    $64,263,923    $63,257,733


See notes to consolidated financial statements on page 7.



                  LINCOLN NATIONAL CORPORATION

                   CONSOLIDATED BALANCE SHEETS
                           -CONTINUED-

                                                March 31      December 31
(000's omitted)                                  1996             1995

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

  Policy liabilities and accruals:

    Future policy benefits, claims
      and claim expenses -------------------- $12,919,815     $12,922,547

    Unearned premiums -----------------------     800,977         813,380

      Total Policy Liabilities and Accruals -  13,720,792      13,735,927

  Contractholder funds ----------------------  18,684,492      18,784,508

  Liabilities related to separate accounts --  24,245,316      22,769,068

  Federal income taxes ----------------------        --           128,426

  Short-term debt ---------------------------     430,226         426,848

  Long-term debt ----------------------------     658,894         659,303

  Other liabilities -------------------------   2,378,157       2,375,531

    Total Liabilities -----------------------  60,117,877      58,879,611


Shareholders' Equity:

  Series A preferred stock
   (3/31/96 liquidation value - $3,143) -----       1,309           1,335

  Common stock ------------------------------     890,970         889,476

  Retained earnings -------------------------   2,867,951       2,775,718

  Foreign currency translation adjustment ---      11,523          13,413

  Net unrealized gain (loss) on securities
   available-for-sale -----------------------     374,293         698,180


    Total Shareholders' Equity --------------   4,146,046       4,378,122


    Total Liabilities
      and Shareholders' Equity -------------- $64,263,923     $63,257,733



See notes to consolidated financial statements on page 7.

                  LINCOLN NATIONAL CORPORATION
                CONSOLIDATED STATEMENTS OF INCOME

                                                         Three Months Ended
                                                              March 31
(000's omitted)                                            1996        1995
Revenue:

  Insurance premiums -----------                       $  775,353  $  739,716

  Insurance fees ---------------                          144,203     122,043

  Investment advisory fees -----                           49,253         --

  Net investment income --------                          571,232     530,147

  Equity in earnings of
    unconsolidated affiliates --                             --         5,107

  Realized gain on investments -                           71,258      44,100

  Other ------------------------                           29,218      42,617

      Total Revenue ------------                        1,640,517   1,483,730


Benefits and Expenses:

  Benefits and settlement
    expenses -------------------                          935,750     887,131

  Underwriting, acquisition,
    insurance and other expenses                          492,384     403,161

  Interest expense -------------                           18,494      13,973

      Total Benefits
        and Expenses -----------                        1,446,628   1,304,265

      Net Income Before Federal
        Income Taxes -----------                          193,889     179,465

Federal income taxes -----------                           53,865      44,652

      Net Income ---------------                        $ 140,024  $  134,813



Net Income Per Share -----------                            $1.34       $1.30

Cash Dividends Per Share
  Common Stock -----------------                            $ .46       $ .43

See notes to consolidated financial statements on page 7.


                       LINCOLN NATIONAL CORPORATION

              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                          Three Months Ended March 31
                                   Number of Shares Issued         Amounts
(000's omitted from dollar amounts)    1996        1995       1996        1995

Preferred Stock:
  (Shares authorized: 10,000,000)
  Series A Preferred Stock:
    Balance at
      beginning of year --------     40,646      43,218  $   1,335    $  1,420
    Conversion into
      common stock -------------       (787)     (1,160)       (26)        (38)
       Balance at March 31 -----     39,859      42,058      1,309       1,382

  Series E and F Preferred Stock:
    Balance at beginning of year       --     4,417,897       --       309,913
    Conversion into
      common stock -------------       --          --         --          --
       Balance at March 31 -----       --     4,417,897       --       309,913

Common Stock:
  (Shares authorized: 800,000,000)
  Balance at beginning of year -104,185,117  94,477,942    889,476     555,382
  Conversion of series A
    preferred stock ------------      6,296       9,280         26          38
  Issued for benefit plans -----     56,338      88,189      1,468       2,165
       Balance at March 31 ---  104,247,751  94,575,411    890,970     557,585

Retained Earnings:
  Balance at beginning of year -                         2,775,718   2,479,532
  Net income -------------------                           140,024     134,813
  Cash dividends declared ------                           (47,791)    (44,965)
       Balance at March 31 -----                         2,867,951   2,569,380

Foreign Currency Translation Adjustment:
  Accumulated adjustment at
    beginning of year ----------                            13,413       6,890
  Change during period ---------                            (1,890)      8,454
       Balance at March 31 -----                            11,523      15,344

Net Unrealized Gain (Loss) on
  Securities Available-for-Sale:
  Balance at beginning of year -                           698,180    (311,077)
  Change during period ---------                          (323,887)    509,199
       Balance at March 31 -----                           374,293     198,122

       Total Shareholders' Equity
         at March 31 -----------                        $4,146,046  $3,651,726


Common Stock (assuming conversion
  of series A, E & F preferred stock):
       End of Period ----------- 104,566,623 103,747,669
       Average for the Period -- 104,532,461 103,678,382

See notes to consolidated financial statements on page 7.


                   LINCOLN NATIONAL CORPORATION

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  Three Months Ended
                                                        March 31
(000's omitted)                                           1996        1995

Operating Activities:

  Net income ---------------------------------------- $  140,024   $ 134,813
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Deferred acquisition costs --------------------     42,985      40,803
      Premiums and fees receivable ------------------    (82,190)   (142,908)
      Accrued investment income ---------------------     11,305     (14,700)
      Policy liabilities and accruals ---------------   (205,729)    137,879
      Contractholder funds --------------------------    577,131     349,840
      Amounts recoverable from reinsurers -----------    (24,213)   (138,318)
      Federal income taxes --------------------------      7,044     181,598
      Equity in undistributed earnings of
        unconsolidated affiliates -------------------       --          --
      Provisions for depreciation -------------------     14,186      15,302
      Amortization of goodwill and other
       intangible assets ----------------------------     29,975        --
      Realized (gain) loss on investments -----------    (71,258)    (44,705)
      (Gain) loss on sale of affiliate/
       operating property  --------------------------       --          --
      Other -----------------------------------------    (92,593)    (37,014)
        Net Adjustments -----------------------------    206,643     347,777
        Net Cash Provided by Operating Activities ---    346,667     482,590


Investing Activities:

  Securities-available-for-sale:
    Purchases --------------------------------------  (3,843,320) (4,449,100)
    Sales ------------------------------------------   3,507,420   3,951,078
    Maturities -------------------------------------     238,238     182,774
  Purchase of other investments --------------------    (577,470)   (301,429)
  Sale or maturity of other investments ------------     475,069     340,700
  Sale of affiliates/operating property ------------        --          --
  Purchase of affiliates ---------------------------        --          --
  Increase (decrease) in cash collateral
    on loan securities -----------------------------     145,910    (244,080)
  Other --------------------------------------------    (195,147)    111,999
        Net Cash Used in Investing Activities ------    (249,300)   (408,058)


Financing Activities:

  Principal payments on long-term debt -------------      (1,561)      (455)
  Issuance of long-term debt -----------------------       1,152           1
  Net increase in short-term debt ------------------       3,378      27,466
  Universal life and investment contract deposits --     290,780     786,828
  Universal life and investment
    contract withdrawals ---------------------------    (576,720)   (565,451)
  Common stock issued for benefit plans ------------       1,468       2,165
  Dividends paid to shareholders -------------------     (47,762)    (44,802)
        Net Cash Provided by Financing Activities --    (329,265)    205,752

        Net Increase in Cash -----------------------    (231,900)    280,284

Cash at Beginning of Year --------------------------   1,572,855   1,041,583

        Cash at March 31 ---------------------------  $1,340,955  $1,321,867

See notes to consolidated financial statements on page 7.

                     LINCOLN NATIONAL CORPORATION

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

The accompanying consolidated financial statements include Lincoln National Corporation ("LNC") and its majority-owned subsidiaries. Less than majority-owned entities in which LNC has at least a 20% interest are reported on the equity basis. These unaudited consolidated statements have been prepared in conformity with generally accepted accounting principles, except that they do not contain complete notes. However, in the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the results. These financial statements should be read in conjunction with the financial statements and the related notes included in LNC's latest annual report on Form 10-K for the year ended December 31, 1995.

Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1996.

2.  Federal Income Taxes

The effective tax rate on net income is lower than the prevailing corporate federal income tax rate. The difference for both 1995 and 1996 resulted principally from tax-exempt investment income.

3.  Earnings Per Share

Earnings per share are computed based on the average number of common shares outstanding (104,532,461 and 103,678,382 for the first three months of 1996 and 1995, respectively) after assuming conversion of the series A, E and F preferred stock.

4.  Potential Sale of Minority Interest in Subsidiary

During the first quarter of 1996, LNC announced that it would be offering up to 18.7% of its principal subsidiary within its Property-Casualty segment (American States Insurance Company) to the public in the form of an initial public offering of its common stock. The filing of a registration statement with the Securities and Exchange Commission, marketing of the shares and receiving the necessary approvals is expected to result in a closing of this transaction in the second quarter of 1996. Following the completion of this transaction, LNC will continue to fully consolidate this operation within its financial statements and tax reporting. A minority interest will be established for the portion of the company that was sold.

                  LINCOLN NATIONAL CORPORATION

Item 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        INFORMATION

The pages to follow review LNC's results of consolidated operations and financial condition. Historical financial information is presented and analyzed. Where appropriate, factors that may affect future financial performance are identified and discussed. Actual results could differ materially from those indicated in forward-looking statements due to, among other specific changes currently not known, subsequent significant changes in: the company (e.g. acquisitions and divestitures), financial markets (e.g. interest rates and securities markets), legislation (e.g. taxes and product taxation), regulations (e.g. insurance and securities regulations), acts of God (e.g. hurricanes, earthquakes and storms), other insurance risks (e.g. policyholder mortality and morbidity) and competition.

REVIEW OF CONSOLIDATED OPERATIONS

     The discussion that follows focuses on the results for the three months ended March 31, 1996 compared to the results for the three months ended March 31, 1995.

Insurance Premiums
     Life and annuity premiums for the first three months of 1996 increased $23.2 million or 15% compared with the first three months of 1995. This increase is the result of increases in business volume from the Life Insurance and Annuities segment. Health premiums increased $27.1 million or 17% for the first three months of 1996 compared with the first three months of 1995 as a result of increased volumes of business in the Reinsurance segment. Property-casualty premiums decreased by $14.7 million or 3% compared with the three months ended March 31, 1995 due to reduced volumes of business primarily from workers compensation coverages.

Insurance Fees
     Insurance fees in the Life Insurance and Annuities segment from universal life, other interest-sensitive life insurance contracts and variable life insurance contracts increased $22.2 million or 18% compared to the first three months of 1995. This increase was the result of increases in the volume of transactions and a market-driven increase in the value of existing customer accounts upon which some of the fees are based.

Investment Advisory Fees
     This line was added to the statements of income in the second quarter of 1995 following LNC's purchase of Delaware Management Holdings, Inc. This acquisition also led to the formation of a new business segment entitled "Investment Management."

Net Investment Income
     Net investment income increased $41.1 million or 8% when compared with the first three months of 1995. This increase is the net result of an 11% increase in mean invested assets and a decrease in the overall yield on investments from 7.71% to 7.48% (all calculations on a cost basis). Net investment income for the first three months of 1996 included a charge of $9.2 million versus a benefit of $5.6 million in the first quarter of 1995 from the recurring adjustment of discount on mortgage-backed securities. The increase in mean invested assets is the result of increased volumes of business in the Life Insurance and Annuities and Reinsurance segments.

Equity in Earnings of Unconsolidated Affiliates
     This line was added to the statements of income in 1994 following LNC's sale of 71% of its direct writer of health coverages. Most of the amount shown for the three months ended March 31, 1995 represent LNC's share of the total earnings of this company. Due to the October 11, 1995 sale of the remaining 29% ownership in this company, no activity is shown in this account for the three months ended March 31, 1996.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL INFORMATION
(continued)

REVIEW OF CONSOLIDATED OPERATIONS (continued)

Realized Gain on Investments
     The first three months of 1996 and 1995 had pre-tax realized gain on investments of $71.3 million and $44.1 million, respectively. These gains, which are net of related deferred acquisition costs and amounts needed to satisfy policyholder commitments, were the result of net gains on sale of investments, less some modest write-downs and provisions for losses. Securities available-for-sale, mortgage loans on real estate and real estate holdings that were deemed to have declines in fair value that were other than temporary were written down. In addition to the write-downs, LNC established allowances for losses on select mortgage loans on real estate, real estate investments and other investments where the carrying value was determined not to be recoverable.

     The pre-tax write-down of securities available-for-sale for the first three months of 1996 and 1995 was $3.1 million and $4.3 million, respectively. With the exception of interest only mortgage-backed securities, the fixed maturity securities to which these write-downs apply were generally of investment grade quality at the time of purchase, but were classified as "below investment grade" at the time of the write-downs. The net pre-tax write-downs and additions to the allowances for losses on real estate and mortgage loans on real estate for the first three months of 1996 and 1995 were $8.2 million and $7.3 million, respectively. The pre-tax addition (reduction) to the allowance for losses for other investments for the first three months of 1996 and 1995 was $.3 million and $(.6) million, respectively.

Other Revenue
     Other revenue decreased $13.4 million when compared to the first three months of 1995 as the net result of an increase in the volume of transactions within the Life Insurance and Annuities business segment being more than offset by the absence of revenues from the investment management companies that were being recorded in this account until the start of the new business segment in the second quarter of 1995.

Insurance Benefits and Settlement Expenses
     Life and annuity benefits and settlement expenses increased $33.2 million or 7% when compared to the first three months of 1995. This increase is the result of increases in business volume from the Life Insurance and Annuities segment and average mortality in the Reinsurance segment versus exceptionally low mortality a year ago. Health benefits increased by $2.7 million or 2% when compared to the first three months of 1995 as a net result of increased volumes of business and decreased claims in the Reinsurance segment. In light of the reserve strengthening that occurred in 1995 the amount of disability income claims which is within the health benefits number was higher than anticipated. An analysis of the disability income claims indicated the first quarter 1996 claims were at the high end of the expected range of fluctuation. Property-casualty benefits increased by $12.7 million or 4% when compared with the first three months of 1995 as a net result of a small decrease in business being more than offset with increases in catastrophe losses and weather related claims.

Underwriting, Acquisition, Insurance and Other Expenses
     This expense increased $89.2 million or 22% for the three months ended March 31, 1996 compared to the first three months of 1995. The primary driver behind this increase, beyond the general inflation rate, was the higher volume related expenses in the Life Insurance and Annuity and Reinsurance segments due to the increase in business volumes and the addition of the operating expenses of the companies acquired in the second quarter of 1995. These expenses for the Property-Casualty segment decreased $9.4 million or 6% compared with a year ago as the impact of consolidating 20 divisional offices into four regional offices started to be realized and the adjusting of staff levels to the current level of business continued.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL INFORMATION
(continued)

REVIEW OF CONSOLIDATED OPERATIONS (continued)

Interest Expense
    Interest expense increased $4.5 million or 32% when compared with the first three months of 1995. This was the result of increases in the average debt outstanding and increases in short-term interest rates. Overall debt levels were higher due to debt related to the acquisitions of additional companies in the second quarter of 1995. While a portion of the interest expense is dependent upon future short-term borrowing rates, in the near term the total interest expense per quarter is expected to somewhat parallel the interest expense for the first quarter of 1996.

Federal Income Taxes
    Federal income taxes increased $9.2 million when compared to the first three months of 1995. This is the result of an increase in pre-tax earnings and a reduction tax-exempt investment income.

Summary
     Net income for the first three months of 1996 was $140.0 million or $1.34 per share compared with $134.8 million or $1.30 per share in the first three months of 1995. Excluding realized gain on investments, LNC earned $95.2 million for the first three months of 1996 compared with $106.5 million for the first three months of 1995. This decrease was the net result of an increase in earnings in the Life Insurance and Annuities segment being more than offset by reductions in earnings from the Reinsurance and Property-Casualty business segments.


REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Investments
     The total investment portfolio decreased $.8 billion in the first three months of 1996. This decrease is the net result of decreases in the fair value of securities available-for-sale during the first three months of 1996 being partial offset by increases from the purchases of investments from cash flow generated by the business segments.

     The quality of LNC's fixed maturity securities portfolio as of March 31, 1996 was as follows:

             Treasuries and AAA    33.3%         BBB              22.4%
             AA                    10.9%         BB                3.0%
             A                     27.3%         Less than BB      3.0%

     As of March 31, 1996, $1.5 billion or 6.0% of fixed maturity securities was invested in below investment grade securities (less than BBB). This represents 4.9% of the total investment portfolio. The interest rates available on these below investment grade securities are significantly higher than are available on other corporate debt securities. Also, the risk of loss due to default by the borrower is significantly greater with respect to such below investment grade securities, because these securities are generally unsecured, often subordinated to other creditors of the issuer and issued by companies that usually have high levels of indebtedness. LNC attempts to minimize the risks associated with these below investment grade securities by limiting the exposure to any one issuer and by closely monitoring the credit worthiness of such issuers. During the three months ended March 31, 1996, the aggregate cost of such investments purchased was $259.6 million. Aggregate proceeds from such investments sold were $259.7 million, resulting in a net realized pre-tax loss of $2.2 million.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL INFORMATION
(continued)

REVIEW OF CONSOLIDATED FINANCIAL CONDITION (continued)

     As of March 31, 1996, mortgage loans on real estate and real estate represented 10.5% and 2.4% of LNC's total investment portfolio. As of March 31, 1996, the underlying properties supporting the mortgage loans on real estate consisted of 19.9% in commercial office buildings, 28.8% in retail stores, 21.4% in apartments, 14.2% in industrial buildings, 6.0% in hotels/motels and 9.7% in other. In addition to the dispersion by property type, the mortgage loan portfolio is geographically diversified throughout the United States.

     Impaired loans included along with the related allowance for losses are as follows:
                                                     March 31   December 31
                                     (in millions)      1996         1995

Impaired loans with allowance for losses ---------    $159.4       $150.9
Allowance for losses -----------------------------     (34.5)       (29.6)
Impaired loans with no allowance for losses ------       8.0          2.2
  Net Impaired Loans -----------------------------    $132.9       $123.5

      Impaired loans with no allowance for losses are a result of 1)direct write-downs or 2)collateral dependent loans where the fair value of the collateral is greater than the recorded investment in loans.

      A reconciliation of the mortgage loan allowance for losses for these impaired mortgage loans is as follows:

Three Months Ended March 31          (in millions)      1996         1995

Balance at beginning of year ---------------------     $29.6       $ 62.7
Provisions for losses ----------------------------       6.1          9.7
Releases due to sales ----------------------------       (.8)       (15.7)
Releases due to foreclosures ---------------------       (.4)          --
  Balance at End of Quarter ----------------------     $34.5        $56.7

      The average recorded investment in impaired loans and the interest income recognized on impaired loans were as follows:

Three Months Ended March 31           (in millions)     1996         1995

Average recorded investment in impaired loans ----    $160.3       $251.8
Interest income recognized on impaired loans -----       4.2          4.8

      All interest income on impaired loans was recognized on the cash basis of income recognition.

      As of March 31, 1996 and 1995, LNC had restructured loans of $62.4 million and $42.2 million, respectively. LNC recorded $1.4 million and $.9 million interest income on these restructured loans for the three months ended March 31, 1996 and 1995, respectively, as compared to interest income of $1.7 million and $1.1 million that would have been recorded according to their original terms.

     As of March 31, 1996, LNC did not have any future commitments to lend funds for non-accrual, restructured or other problem loans.

      Fixed maturity securities available-for-sale, mortgage loans on real estate and real estate with a combined carrying value at March 31, 1996 of $8.2 million were non-income producing for the three months ended March 31, 1996.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL INFORMATION
(continued)

REVIEW OF CONSOLIDATED FINANCIAL CONDITION (continued)

Cash and Invested Cash

     Cash and invested cash decreased by $231.9 million in the first three months of 1996. This decrease is the result of investing a portion of the operating cash flow that had previously been invested in short-term investments pending the placement of funds in longer term investments.

Deferred Acquisition Costs

     Deferred acquisition costs increased $450.0 million during the quarter. One half of this increase was the result of a reclassification between deferred acquisitions costs and policy liabilities and accruals by LNC's United Kingdom subsidiary. This reclassification was made in order to more closely conform the United Kingdom classifications to the classifications used by LNC's U.S. life operations. The other half of the increase is the result of the growth in business and increases related to the reduction in the unrealized gain on securities available-for-sale during the quarter.

Premiums and Fee Receivable

     Premiums and fees receivable increased $82.0 million in the first three months of 1996 as the result of increased volumes of business in the Reinsurance segment.

Assets Held in Separate Accounts

     This asset account as well as the corresponding liability account increased by $1.5 billion in the first three months of 1996, reflecting an increase in annuity and pension funds under management.

Amounts Recoverable from Reinsurers

     The decrease in amounts recoverable from reinsurers of $37.5 million was the result of decreases in the volume of business ceded in the Life Insurance and Annuities segment.

Goodwill and Other Intangible Assets

The decreases in the amounts during the quarter represent amortization for the quarter.

Other Assets

     The increase in other assets of $90.9 million is the result of having a higher receivable related to investment securities sold in the last few days of the first quarter of 1996 versus the end of 1995.

Total Liabilities

     Total liabilities increased by $1.2 billion in the first three months of 1996. This increase is the result of an increase of $1.5 billion in the liabilities related to separate accounts being partially by a reduction in federal income taxes payable and contractholder funds. An increase in policy liabilities and accruals related to increased levels of business in the Reinsurance and Life Insurance and Annuities segment was offset by the reclassification discussed above under the deferred acquisition costs heading. The slight reduction in contractholder funds is the net result of new deposits being more than a offset by 1) decreases in account values related to decreases in the fair value of securities available-for-sale and 2) the withdrawal of guaranteed interest contract funds because of the decision to exit this business.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL INFORMATION
(continued)

REVIEW OF CONSOLIDATED FINANCIAL CONDITION (continued)

     Total property-casualty liabilities for unpaid claims and claims expenses were $2.6 billion at March 31, 1996 and December 31, 1995. These liabilities include liabilities for environmental claims of $263 million and $256 million at March 31, 1996 and December 31, 1995, respectively. Because of the limited coverages that have been written by LNC, these reserves represent only 11% and 10%, respectively, of LNC's total property-casualty liabilities and only 2% of LNC's total policy liabilities. On a claims count basis these environmental losses represent only 3% of the direct property-casualty business. These percentages and amounts are at these levels due to LNC's concentration on writing coverages for small to medium size companies rather than the larger companies that tend to incur most of the environmental and product liability claims. LNC's management challenges environmental claims in cases of questionable liability and reviews the level of environmental liability on an on-going basis to help insure that the liability maintained is adequate. Nonetheless, establishing reserves for environmental losses is subject to significant uncertainties because of the long reporting delays, lack of historical data and the unresolved complex legal and regulatory issues that are involved. While it is management's judgement that, based on available information, the appropriate level of liabilities have been recorded, it is reasonably possible that a change in estimate of the required liability level could occur in the near term.

     The liability for disability income claims net of the related assets for amounts recoverable from reinsurers at March 31, 1996 and December 31, 1995 is a net liability of $1,520,000,000 and $1,541,000,000, respectively, excluding deferred acquisition costs. LNC reviews and updates the level of these reserves on an on-going basis. These reserves were established on the assumption that recent experience will continue in the future. If incidence levels or claim termination rates vary significantly form these assumptions, further adjustments to reserves may be required in the future.

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

Shareholders' Equity

     Total shareholders' equity decreased $232.1 million in the first three months of 1996. Excluding the decrease of $316.4 million related to unrealized gains on securities available-for-sale, shareholders' equity increased $84.3 million. This increase was the net result of $140.0 million from net income and $1.5 million from the issuance of common stock related to benefit plans, being partially offset by a decrease in the accumulated foreign exchange gain of $9.4 million and the declaration of dividends to shareholders of $47.8 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL INFORMATION
(continued)

REVIEW OF CONSOLIDATED FINANCIAL CONDITION (continued)

Derivatives

      As indicated in note 7 to the consolidated financial statements for the year ended December 31, 1995 (see page 58 of LNC's Form 10-K), LNC has entered into derivative transactions to reduce its exposure to fluctuations in interest rates, the widening of bond yield spreads over comparable maturity U.S. Government obligations and foreign exchange risks. In addition, LNC is subject to the risks associated with changes in the value of its derivatives; however, such changes in the value generally are offset by changes in the value of the items being hedged by such contracts. During the first three months of 1996, LNC has made changes in its derivative positions as follows:

1. Terminated the $600 million of spread-lock agreements. Gains totalling $1.6 million resulting from these transactions are being deferred over the lives of the hedged assets.

2. Entered into a foreign currency spread-lock agreement with a notional amount of $15 million to hedge against a widening of the spread on two currencies.

3. Terminated the $106.7 million of long financial futures that were being used to hedge interest rate risks.

4. Added $2.1 billion of long financial futures to hedge the anticipated purchase of a portfolio of assets to support the group tax-sheltered annuity business from UNUM Corporation. This transaction is expected to be consummated in the second half of 1996.

5. Increased foreign currency options by a notional amount of $207.2 million to hedge the currency risk of increased holdings of foreign bonds.

With the exception of one counterparty that has a Baal rating from one rating agency all counterparties hold A ratings or above. As of March 31, 1996, LNC's cap agreements with that counterparty have an aggregate notional amount of $500 million and an aggregate replacement value of approximately $200,000.

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

     The Consolidated Statement of Cash Flows on page 6, indicates that operating activities provided cash of $346.7 million during the first three months of 1996. This statement also classifies the other sources and uses of cash by investing activities and financing activities and discloses the total amount of cash available to meet LNC's obligations.

     Although LNC generates adequate cash flow to meet the needs of its normal operations, periodically LNC may issue debt or equity securities to fund internal expansion, acquisitions, investment opportunities and the retirement of LNC's debt and equity. In 1995, LNC filed a shelf registration for $600

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL INFORMATION
(continued)

REVIEW OF CONSOLIDATED FINANCIAL CONDITION (continued)

million with the Securities and Exchange Commission that would allow LNC to issue debt or equity securities. This registration included an aggregate of $100 million of securities which had not been utilized from a 1994 registration. Also, cash funds are available from LNC's revolving credit agreement which provides for borrowing up to $500 million.

     Transactions such as those described in the preceding paragraph that occurred recently included the issuance of $200 million in debt in May 1995. Proceeds from this offering were used to pay down short-term debt that had been incurred in April 1995 related to the acquisition of additional operating businesses.

     As described in note 4 to the accompanying financial statements, LNC is offering up to 18.7% of its principal subsidiary within the Property-Casualty segment to the public in the form of an initial public offering of common stock. In conjunction with this offering this subsidiary will assume $100 million of existing LNC debt and issue $200 million of term debt payable to LNC. The cash proceeds from the sale of common stock (approximately $225-$275 million) will be used to support the capital base of the property casualty operations and to meet working capital needs. Prior to closing, this subsidiary will make a one-time, special dividend distribution of $300 million to LNC. This distribution will consist primarily of tax-exempt municipal securities that are currently in the subsidiary's investment portfolio. Following the completion of the transaction this subsidiary will discontinue its recent practice of declaring dividends essentially equal to its prior years statutory earnings and adopt a dividend policy more in line with the policy followed by other publicly traded property casualty companies.

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

        10(a)  Lincoln National Corporation Directors' Value Sharing Plan

        11     Computation of Per Share Earnings

        12     Historical Ratio of Earnings to Fixed Charges

        27     Financial Data Schedule


    (b) No reports on Form 8-K were filed during the quarter ended March
        31, 1996.

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



                                   LINCOLN NATIONAL CORPORATION


                                   By  /S/ Richard C. Vaughan
                                       Richard C. Vaughan,
                                       Executive Vice President and
                                       Chief Financial Officer


                                       /S/ Donald L. Van Wyngarden
                                       Donald L. Van Wyngarden,
                                       Second Vice President and Controller




            Date  May 9, 1996

                       LINCOLN NATIONAL CORPORATION

                 Exhibit Index for the Report on Form 10-Q
                   for the Quarter Ended March 31, 1996



Exhibit Number        Description                           Page Number

      10(a)           Lincoln National Corporation Directors'
                       Value Sharing Plan                        19

      11              Computation of Per Share Earnings          29

      12              Historical Ratio of Earnings to
                       Fixed Charges                             30

      27              Financial Data Schedule                    31