Form 10-Q
period 1996-06-30
LINCOLN NATIONAL CORP
filed 1996-08-13
CIK 59558

SECURITIES AND EXCHANGE COMMISSION
                                      Washington, D.C.  20549

                                 FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934



For quarter ended June 30, 1996                Commission file number 1-6028


                       LINCOLN NATIONAL CORPORATION

          (Exact name of registrant as specified in its charter)


            Indiana                                    35-1140070

 (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                         Identification No.)



          200 East Berry Street, Fort Wayne, Indiana  46802-2706

                 (Address of Principal Executive Offices)



Registrant's telephone number                                 (219) 455-2000

Common stock outstanding July 26, 1996                           104,316,268



Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes [ X ]          No [   ]


The exhibit index to this report is located on page 19.


PART I - FINANCIAL INFORMATION

Item 1  Financial Statements

                       LINCOLN NATIONAL CORPORATION

                       CONSOLIDATED BALANCE SHEETS

                                                  June 30      December 31
(000'S omitted)                                    1996           1995

ASSETS

Investments:

  Securities available-for-sale, at fair value:
    Fixed maturity (cost 1996 - $24,359,245;
      1995 - $23,935,527) ------------------    $25,022,192    $25,834,476
    Equity (cost 1996 - $769,224;
      1995 - $936,124) ---------------------        953,308      1,164,844
  Mortgage loans on real estate ------------      3,366,492      3,186,872
  Real estate ------------------------------        789,783        775,912
  Policy loans -----------------------------        618,034        602,573
  Other investments ------------------------        336,954        371,765

    Total Investments ----------------------     31,086,763     31,936,442

Investment in unconsolidated affiliates ----         21,334          5,562

Cash and invested cash ---------------------      1,351,094      1,572,855

Property and equipment ---------------------        244,969        243,763

Deferred acquisition costs -----------------      2,030,089      1,436,685

Premiums and fees receivable ---------------        687,630        537,979

Accrued investment income ------------------        442,482        462,737

Assets held in separate accounts -----------     25,571,224     22,769,068

Federal income taxes -----------------------        120,155           --

Amounts recoverable from reinsurers --------      2,480,798      2,495,189

Goodwill -----------------------------------        456,967        471,465

Other intangible assets --------------------        498,215        528,934

Other assets -------------------------------      1,092,891        797,054

  Total Assets -----------------------------    $66,084,611    $63,257,733


See notes to consolidated financial statements on page 7.



                       LINCOLN NATIONAL CORPORATION

                        CONSOLIDATED BALANCE SHEETS
                                -CONTINUED-

                                               June 30        December 31
(000's omitted)                                  1996             1995

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS' EQUITY

Liabilities:

  Policy liabilities and accruals:

    Future policy benefits, claims
      and claim expenses -------------------- $12,912,879     $12,922,547

    Unearned premiums -----------------------     808,693         813,380

      Total Policy Liabilities and Accruals -  13,721,572      13,735,927

  Contractholder funds ----------------------  18,719,427      18,784,508

  Liabilities related to separate accounts --  25,571,224      22,769,068

  Federal income taxes ----------------------        --           128,426

  Short-term debt ---------------------------     460,112         426,848

  Long-term debt ----------------------------     651,508         659,303

  Minority interest in consolidated
    subsidiaries ----------------------------     203,993            --

  Other liabilities -------------------------   2,573,751       2,375,531

    Total Liabilities -----------------------  61,901,587      58,879,611


Minority interest - preferred securities
  of a subsidiary ---------------------------        --              --


Shareholders' Equity:

  Series A preferred stock
   (6/30/96 liquidation value - $3,101) -----       1,273           1,335

  Common stock ------------------------------     892,528         889,476

  Retained earnings -------------------------   2,965,947       2,775,718

  Foreign currency translation adjustment ---      13,197          13,413

  Net unrealized gain (loss) on securities
   available-for-sale -----------------------     310,079         698,180


    Total Shareholders' Equity --------------   4,183,024       4,378,122


    Total Liabilities, Minority Interest
      and Shareholders' Equity -------------- $66,084,611     $63,257,733


See notes to consolidated financial statements on page 7.



                       LINCOLN NATIONAL CORPORATION
                     CONSOLIDATED STATEMENTS OF INCOME

                                     Six Months Ended    Three Months Ended
                                          June 30             June 30
(000's omitted)                       1996       1995       1996       1995
Revenue:

  Insurance premiums ----------- $1,568,424 $1,524,889  $  793,071 $  785,173

  Insurance fees ---------------    298,622    251,909     154,419    129,866

  Investment advisory fees -----     99,105     42,579      49,852     42,579

  Net investment income --------  1,133,416  1,101,055     562,184    570,908

  Equity in earnings of
    unconsolidated affiliates --        291      8,799         291      3,692

  Realized gain on investments -    100,787    106,411      29,529     62,311

  Other ------------------------     83,786     94,279      54,568     51,662

      Total Revenue ------------  3,284,431  3,129,921   1,643,914  1,646,191



Benefits and Expenses:


  Benefits and settlement
    expenses -------------------  1,939,974  1,904,281   1,004,224  1,017,150

  Underwriting, acquisition,
    insurance and other expenses    956,965    857,198     464,581    454,037

  Interest and debt expense ----     37,147     33,947      18,653     19,974

      Total Benefits
        and Expenses -----------  2,934,086  2,795,426   1,487,458  1,491,161

      Net Income Before Federal
        Income Taxes and
        Minority Interest ------    350,345    334,495     156,456    155,030

Federal income taxes -----------     94,877     81,770      41,012     37,118

      Net Income before
        Minority Interest ------    255,468    252,725     115,444    117,912

Minority interest in
  consolidated subsidiaries ----      4,001       --         4,001       --

      Net Income --------------- $  251,467 $  252,725  $  111,443 $  117,912


Net Income Per Share -----------      $2.40      $2.43       $1.07      $1.13

Cash Dividends Per Share
  Common Stock -----------------      $ .92      $ .86       $ .46      $ .43



See notes to consolidated financial statements on page 7.


                          LINCOLN NATIONAL CORPORATION

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                            Six Months Ended June 30
                                   Number of Shares Issued         Amounts
(000's omitted from dollar amounts)    1996        1995       1996        1995

Preferred Stock:
  (Shares authorized: 10,000,000)
  Series A Preferred Stock:
    Balance at
      beginning of year --------     40,646      43,218  $   1,335    $  1,420
    Conversion into
      common stock -------------     (1,878)     (1,395)       (62)        (46)
       Balance at June 30 ------     38,768      41,823      1,273       1,374

  Series E and F Preferred Stock:
    Balance at beginning of year       --     4,417,897       --       309,913
    Conversion into
      common stock -------------       --    (4,417,897)      --      (309,913)
       Balance at June 30 ------       --          --         --          --

Common Stock:
  (Shares authorized: 800,000,000)
  Balance at beginning of year -104,185,117  94,477,942    889,476     555,382
  Conversion of series A
    preferred stock ------------     15,024      11,160         62          46
  Conversion of E and F
    preferred stock ------------       --     8,835,794       --       309,913
  Issued for benefit plans -----    101,134     579,176      2,990      20,772
       Balance at June 30 ------104,301,275 103,904,072    892,528     886,113

Retained Earnings:
  Balance at beginning of year -                         2,775,718   2,479,532
  Net income -------------------                           251,467     252,725
  Realized gain (loss) on sale
    of minority interest
    in subsidiary --------------                            34,371        --
  Cash dividends declared ------                           (95,609)    (90,279)
       Balance at June 30 ------                         2,965,947   2,641,978

Foreign Currency Translation Adjustment:
  Accumulated adjustment at
    beginning of year ----------                            13,413       6,890
  Change during period ---------                              (216)      6,000
       Balance at June 30 ------                            13,197      12,890

Net Unrealized Gain (Loss) on
  Securities Available-for-Sale:
  Balance at beginning of year -                           698,180    (311,077)
  Realized gain (loss) on sale
   of minority interest
   in subsidiary ---------------                           (19,101)       --
  Change during period ---------                          (369,000)    955,563
       Balance at June 30 ------                           310,079     644,486

       Total Shareholders' Equity
         at June 30 ------------                        $4,183,024  $4,186,841

Common Stock (assuming conversion
  of series A, E & F preferred stock):
       End of Period ----------- 104,611,419 104,238,656
       Average for the Period -- 104,563,359 103,844,782


See notes to consolidated financial statements on page 7.



                       LINCOLN NATIONAL CORPORATION

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          Six Months Ended
                                                                June 30
(000's omitted)                                           1996        1995

Operating Activities:

  Net income ---------------------------------------- $  251,467   $ 252,725
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Deferred acquisition costs --------------------    (14,612)    (16,073)
      Premiums and fees receivable ------------------   (149,863)    (62,189)
      Accrued investment income ---------------------     20,093     (34,226)
      Policy liabilities and accruals ---------------   (273,619)    265,350
      Contractholder funds --------------------------    989,826     520,454
      Amounts recoverable from reinsurers -----------    (47,356)   (215,239)
      Federal income taxes --------------------------    (51,434)    115,834
      Equity in undistributed earnings of
        unconsolidated affiliates -------------------       (291)     (7,495)
      Minority interest -----------------------------      4,001        --
      Provisions for depreciation -------------------     29,057      31,701
      Amortization of goodwill and other
       intangible assets ----------------------------     39,297      21,144
      Realized (gain) loss on investments -----------   (100,787)   (106,411)
      (Gain) loss on sale of affiliate/
       operating property  --------------------------       --          --
      Other -----------------------------------------   (144,305)     (1,498)
        Net Adjustments -----------------------------    300,007     511,352
        Net Cash Provided by Operating Activities ---    551,474     764,077


Investing Activities:

  Securities-available-for-sale:
    Purchases --------------------------------------  (7,537,589) (8,355,472)
    Sales ------------------------------------------   6,843,013   7,259,874
    Maturities -------------------------------------     555,571     416,632
  Purchase of other investments --------------------  (1,245,004)   (670,489)
  Sale or maturity of other investments ------------   1,051,413     634,883
  Sale of affiliates/operating property ------------        --          --
  Purchase of affiliates ---------------------------        --      (772,000)
  Increase (decrease) in cash collateral
    on loan securities -----------------------------     123,362     312,511
  Other --------------------------------------------    (171,250)   (128,948)
        Net Cash Used in Investing Activities ------    (380,484) (1,303,009)


Financing Activities:


  Principal payments on long-term debt -------------      (9,447)      (528)
  Issuance of long-term debt -----------------------       1,652     202,790
  Net increase in short-term debt ------------------      33,264     140,219
  Universal life and investment contract deposits --     546,882   1,452,756
  Universal life and investment
    contract withdrawals ---------------------------  (1,088,016) (1,116,837)
  Common stock issued for benefit plans ------------       2,990      20,773
  Proceeds from sale of minority interest
   in subsidiary -----------------------------------     215,481        --
  Dividends paid to shareholders -------------------     (95,557)    (89,634)
        Net Cash Provided by Financing Activities --    (392,751)    609,539

        Net Increase (Decrease) in Cash-------------    (221,761)     70,607

Cash at Beginning of Year --------------------------   1,572,855   1,041,583

        Cash at June 30 ----------------------------  $1,351,094  $1,112,190

See notes to consolidated financial statements on page 7.

                       LINCOLN NATIONAL CORPORATION

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

The accompanying consolidated financial statements include Lincoln National Corporation ("LNC") and its majority-owned subsidiaries. Less than majority-owned entities in which LNC has at least a 20% interest are reported on the equity basis. These unaudited consolidated statements have been prepared in conformity with generally accepted accounting principles, except that they do not contain complete notes. However, in the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the results. These financial statements should be read in conjunction with the financial statements and the related notes included in LNC's latest annual report to shareholders for the year ended December 31, 1995.

Operating results for the six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1996.

2.  Federal Income Taxes

The effective tax rate on net income is lower than the prevailing corporate federal income tax rate. The difference for both 1995 and 1996 resulted principally from tax-exempt investment income.

3.  Earnings Per Share

Earnings per share are computed based on the average number of common shares outstanding (104,563,359 and 103,844,782 for the first six months of 1996 and 1995, respectively) after assuming conversion of the series A, E and F preferred stock.

4.  Sale of Minority Interest in Subsidiary

During the first quarter of 1996, LNC announced that it would be offering a minority interest position in its principal subsidiary within its Property-Casualty segment (American States Financial Corporation) to the public in the form of an initial public offering of common stock. During the second quarter of 1996 1) a registration statement was filed with the Securities and Exchange Commission, 2) the shares were marketed and 3) the transaction closed. As a result of this offering, American States Financial Corporation received $215.4 million in cash on May 29, 1996, net of expenses, for the sale of 16.7% of its common stock. LNC recorded a non-taxable realized gain of $15.3 million after expenses associated with the sale, directly in shareholders' equity.
LNC continues to fully consolidate this operation within its financial statements and tax reporting.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
INFORMATION

REVIEW OF CONSOLIDATED OPERATIONS

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

     The discussion that follows focuses on the results for the six months ended June 30, 1996 compared to the results for the six months ended June 30, 1995. The factors affecting the current quarter to prior year quarter comparisons are essentially the same as the year-to-date factors except as noted.

Insurance Premiums
     Life and annuity premiums for the first six months of 1996 increased $30.4 million or 9% compared with the first six months of 1995. This increase is the result of increases in business volume from the Reinsurance and Life Insurance and Annuities segments. Health premiums increased $35.0 million or 10% for the first six months of 1996 compared with the first six months of 1995 as a result of increased volumes of business in the Reinsurance segment. Property-casualty premiums decreased by $21.9 million or 3% compared with the six months ended June 30, 1995 due to reduced volumes of business primarily from workers compensation coverages.

Insurance Fees
     Insurance fees in the Life Insurance and Annuities segment from universal life, other interest-sensitive life insurance contracts and variable life insurance contracts increased $46.8 million or 19% compared to the first six months of 1995. This increase was the result of increases in the volume of transactions and a market-driven increase in the value of existing customer accounts upon which some of the fees are based.

Investment Advisory Fees
     This line was added to the statements of income in the second quarter of 1995 following LNC's purchase of Delaware Management Holdings, Inc. This acquisition also led to the formation of a new business segment entitled "Investment Management." Investment advisory fees for the second quarter of 1996 were $7.3 million (17%) higher than the comparable second quarter of 1995 due to increased volumes of business.

Net Investment Income
     Net investment income increased $19.6 million or 2% when compared with the first six months of 1995. This increase is the net result of a 5.5% increase in mean invested assets and a decrease in the overall yield on investments from 7.72% to 7.42% (all calculations on a cost basis). Net investment income for the first six months of 1996 included a charge of $6.2 million versus a benefit of $17.9 million in the first six months of 1995 from the recurring adjustment of discount on mortgage-backed securities. The increase in mean invested assets is the result of increased volumes of business in the Life Insurance and Annuities and Reinsurance segments.

Equity in Earnings of Unconsolidated Affiliates
     This line was added to the statements of income in 1994 following LNC's sale of 71% of its direct writer of health coverages. Most of the amount shown for the six months ended June 30, 1995 represents LNC's share of the total earnings of this company. Due to the October 11, 1995 sale of the remaining 29% ownership in this company, minimal activity is shown in this account for the six months ended June 30, 1996.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
INFORMATION (continued)

REVIEW OF CONSOLIDATED OPERATIONS (continued)

Realized Gain on Investments
     The first six months of 1996 and 1995 had pre-tax realized gain on investments of $100.8 million and $106.4 million, respectively. These gains, which are net of related deferred acquisition costs and amounts needed to satisfy policyholder commitments, were the result of net gains on sales of investments, less some modest write-downs and provisions for losses. Securities available-for-sale, mortgage loans on real estate and real estate holdings that were deemed to have declines in fair value that were other than temporary were written down. In addition to the write-downs, LNC established allowances for losses on select mortgage loans on real estate, real estate investments and other investments where the carrying value was determined not to be recoverable.

     The pre-tax write-down of securities available-for-sale for the first six months of 1996 and 1995 was $4.2 million and $11.6 million, respectively.
With the exception of interest only mortgage-backed securities, the fixed maturity securities to which these write-downs apply were generally of investment grade quality at the time of purchase, but were classified as "below investment grade" at the time of the write-downs. The net pre-tax write-downs and additions to the allowances for losses on real estate and mortgage loans on real estate for the first six months of 1996 and 1995 were $5.5 million and $6.0 million, respectively. The pre-tax addition (reduction) to the allowance for losses for other investments for the first six months of 1996 and 1995 was $(.4) million and $(2.8) million, respectively.

Other Revenue
     Other revenue decreased $10.5 million when compared to the first six months of 1995 as the net result of an increase in the volume of transactions within the Life Insurance and Annuities business segment being more than offset by the absence of revenues from the investment management companies that were being recorded in this account until the start of the new business segment in the second quarter of 1995.

Insurance Benefits and Settlement Expenses
     Life and annuity benefits and settlement expenses increased $34.5 million or 4% when compared to the first six months of 1995. This increase is the result of increases in business volume from the Life Insurance and Annuities segment and average mortality in the Reinsurance segment versus exceptionally low mortality a year ago. Health benefits increased by $19.2 million or 7% when compared to the first six months of 1995 as a net result of increased volumes of business and decreased claims in the Reinsurance segment. Property-casualty benefits decreased by $18.1 million or 3% when compared with the first six months of 1995 as a result of a decrease in business.

Underwriting, Acquisition, Insurance and Other Expenses
     This expense increased $99.8 million or 12% for the six months ended June 30, 1996 compared to the first six months of 1995. The primary driver behind this increase, beyond the general inflation rate, was the higher volume related expenses in the Life Insurance and Annuity and Reinsurance segments due to the increase in business volumes and the addition of the operating expenses of the companies acquired early in the second quarter of 1995. These expenses for the Property-Casualty segment decreased $17.2 million or 6% compared with a year ago as the impact of consolidating 20 divisional offices into four regional offices started to be realized and the adjusting of staff levels to the current level of business continued.

Interest and Debt Expense
    Interest and debt expense increased $3.2 million or 9% when compared with the first six months of 1995. This was the result of increases in the average debt outstanding and increases in short-term interest rates. Overall debt levels were higher due to debt related to the acquisitions of additional companies in the second quarter of 1995.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
INFORMATION (continued)

REVIEW OF CONSOLIDATED OPERATIONS (continued)

Federal Income Taxes
    Federal income taxes increased $13.1 million when compared to the first six months of 1995. This is the result of an increase in pre-tax earnings and a reduction in tax-exempt investment income.

Minority Interest in Consolidated Subsidiaries
    This line was added to the income statement to record the earnings applicable to the minority shareholders following the sale of 16.7% of LNC's principal subsidiary within its Property-Casualty segment (see note 4 on page
7).

Summary
     Net income for the first six months of 1996 was $251.5 million or $2.40 per share compared with $252.7 million or $2.43 per share in the first six months of 1995. Excluding realized gain on investments, affiliates and operating property, LNC earned $189.8 million for the first six months of 1996 compared with $185.0 million for the first six months of 1995. This increase was the net result of an increase in earnings in the Life Insurance and Annuities, Property-Casualty and Investment Management segments being partially offset by reductions in earnings from the Reinsurance segment and Corporate and Other.


REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Investments

     The total investment portfolio decreased $849.7 million in the first six months of 1996. This decrease is the net result of decreases in the fair value of securities available-for-sale during the first six months of 1996 being partially offset by increases from the purchases of investments from cash flow generated by the business segments.

     The quality of LNC's fixed maturity securities portfolio as of June 30, 1996 was as follows:

             Treasuries and AAA    34.1%         BBB              20.8%
             AA                    10.5%         BB                3.3%
             A                     28.1%         Less than BB      3.2%

     As of June 30, 1996, $1.6 billion or 6.5% of fixed maturity securities was invested in below investment grade securities (less than BBB). This represents 5.3% of the total investment portfolio. The interest rates available on these below investment grade securities are significantly higher than are available on other corporate debt securities. Also, the risk of loss due to default by the borrower is significantly greater with respect to such below investment grade securities, because these securities are generally unsecured, often subordinated to other creditors of the issuer and issued by companies that usually have high levels of indebtedness. LNC attempts to minimize the risks associated with these below investment grade securities by limiting the exposure to any one issuer and by closely monitoring the credit worthiness of such issuers. During the six months ended June 30, 1996, the aggregate cost of such investments purchased was $558.5 million. Aggregate proceeds from such investments sold were $580.5 million, resulting in a net realized pre-tax gain of $11.8 million.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
INFORMATION (continued)

REVIEW OF CONSOLIDATED FINANCIAL CONDITION (continued)

     As of June 30, 1996, mortgage loans on real estate and real estate represented 10.9% and 2.6% of LNC's total investment portfolio. As of June 30, 1996, the underlying properties supporting the mortgage loans on real estate consisted of 21.4% in commercial office buildings, 29.0% in retail stores, 21.1% in apartments, 13.6% in industrial buildings, 5.9% in hotels/motels and 9.0% in other. In addition to the dispersion by property type, the mortgage loan portfolio is geographically diversified throughout the United States.

     Impaired loans included along with the related allowance for losses are
as follows:                                           June 30   December 31
                                     (in millions)      1996         1995

Impaired loans with allowance for losses ---------    $148.3       $150.9
Allowance for losses -----------------------------     (31.2)       (29.6)
Impaired loans with no allowance for losses ------       7.2          2.2
  Net Impaired Loans -----------------------------    $124.3       $123.5

      Impaired loans with no allowance for losses are a result of 1)direct write-downs or 2)collateral dependent loans where the fair value of the collateral is greater than the recorded investment in loans.

      A reconciliation of the mortgage loan allowance for losses for these impaired mortgage loans is as follows:

Six Months Ended June 30             (in millions)      1996         1995

Balance at beginning of year ---------------------     $29.6       $ 62.7
Provisions for losses ----------------------------       3.5         10.5
Releases due to sales ----------------------------      (1.5)       (16.1)
Releases due to foreclosures ---------------------       (.4)        (4.8)
  Balance at End of Quarter ----------------------     $31.2        $52.3

      The average recorded investment in impaired loans and the interest income recognized on impaired loans were as follows:

Six Months Ended June 30              (in millions)     1996         1995

Average recorded investment in impaired loans ----    $161.4       $223.4
Interest income recognized on impaired loans -----       7.7          9.4

      All interest income on impaired loans was recognized on the cash basis of income recognition.

      As of June 30, 1996 and 1995, LNC had restructured loans of $61.5 million and $49.4 million, respectively. LNC recorded $2.7 million and $3.1 million interest income on these restructured loans for the six months ended June 30, 1996 and 1995, respectively, as compared to interest income of $3.2 million and $2.7 million that would have been recorded according to their original terms. The $3.1 million recorded for 1995 included $1.0 million in interest income that was due LNC prior to January 1, 1995.

     As of June 30, 1996, LNC did not have any future commitments to lend funds for non-accrual, restructured or other problem loans.

      Fixed maturity securities available-for-sale, mortgage loans on real estate and real estate with a combined carrying value at June 30, 1996 of $8.3 million were non-income producing for the six months ended June 30, 1996.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
INFORMATION (continued)

REVIEW OF CONSOLIDATED FINANCIAL CONDITION (continued)

Cash and Invested Cash

     Cash and invested cash decreased by $221.8 million in the first six months of 1996. This decrease is the result of investing a portion of the operating cash flow that had previously been invested in short-term investments pending the placement of funds in longer term investments.

Deferred Acquisition Costs

     Deferred acquisition costs increased $593.4 million during the six months ended June 30, 1996. A portion of this increase ($215.3 million) was the result of a reclassification between deferred acquisitions costs and policy liabilities and accruals by LNC's United Kingdom subsidiary. This reclassification was made in order to more closely conform the United Kingdom classifications to the classifications used by LNC's U.S. life operations.
The remainder of the increase is the result of the growth in business and increases related to the reduction in the unrealized gain on securities available-for-sale during the six months ended June 30, 1996.

Premiums and Fee Receivable

     Premiums and fees receivable increased $149.7 million in the first six months of 1996 as the result of increased volumes of business in the Reinsurance segment.

Assets Held in Separate Accounts

     This asset account as well as the corresponding liability account increased by $2.8 billion in the first six months of 1996, reflecting an increase in annuity funds under management.

Amounts Recoverable from Reinsurers

     The decrease in amounts recoverable from reinsurers of $14.4 million was the result of decreases in the volume of business ceded in the Life Insurance and Annuities segment.

Goodwill and Other Intangible Assets

The decreases in the amounts during the six months ended June 30, 1996 represent amortization for the period.

Other Assets

     The increase in other assets of $295.8 million is the result of having a higher receivable related to investment securities sold in the last few days of the second quarter of 1996 versus the end of 1995.

Total Liabilities

     Total liabilities increased by $3.0 billion in the first six months of 1996. This increase is the result of increases of $2.8 billion in the liabilities related to separate accounts, $204.0 million minority interest in consolidated subsidiaries and $198.2 million in other liabilities being partially offset by a reduction in federal income taxes payable and contractholder funds. An increase in policy liabilities and accruals related to increased levels of business in the Life Insurance and Annuities and Reinsurance segments was more than offset by the reclassification discussed above under the deferred acquisition costs heading. The slight reduction in contractholder funds is the net result of new deposits being more than a offset by 1) decreases in account values related to decreases in the fair

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
INFORMATION (continued)


REVIEW OF CONSOLIDATED FINANCIAL CONDITION (continued)

value of securities available-for-sale and 2) the withdrawal of guaranteed interest contract funds because of the decision to exit this business. During the second quarter of 1996, a new liability line entitled "Minority Interest in Consolidated Subsidiaries" was established (see note 4 on page 7). Other liabilities increased as the result of a higher level of securities purchased during the last few days of the second quarter of 1996 versus the end of 1995.

     Total property-casualty liabilities for unpaid claims and claims expenses were $2.6 billion at June 30, 1996 and December 31, 1995. These liabilities include liabilities for environmental claims of $259 million and $256 million at June 30, 1996 and December 31, 1995, respectively. Because of the limited coverages that have been written by LNC, these reserves represent only 11% and 10%, respectively, of LNC's total property-casualty liabilities and only 2% of LNC's total policy liabilities. On a claims count basis these environmental losses represent only 3% of the direct property-casualty business. These percentages and amounts are at these levels due to LNC's concentration on writing coverages for small to medium size companies rather than the larger companies that tend to incur most of the environmental and product liability claims. LNC's management challenges environmental claims in cases of questionable liability and reviews the level of environmental liability on an on-going basis to help insure that the liability maintained is adequate. Nonetheless, establishing reserves for environmental losses is subject to significant uncertainties because of the long reporting delays, lack of historical data and the unresolved complex legal and regulatory issues that are involved. While it is management's judgement that, based on available information, the appropriate level of liabilities have been recorded, it is reasonably possible that a change in estimate of the required liability level could occur in the near term.

     The liability for disability income claims net of the related assets for amounts recoverable from reinsurers was $1.5 billion at both June 30, 1996 and December 31, 1995. LNC reviews and updates the level of these reserves on an on-going basis. These reserves were established on the assumption that recent experience will continue in the future. If incidence levels or claim termination rates vary significantly from these assumptions, further adjustments to reserves may be required in the future.

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

     The liabilities for guaranteed interest and group pension annuity contracts, which are no longer being sold, are supported by a single portfolio of assets which attempts to match the duration of these liabilities. Due to the very long-term nature of group pension annuities and the resulting inability to exactly match cash flows, a risk exists that future cash flows from investments will not be reinvested at rates as high as currently earned by the portfolio. This situation could cause losses in excess of amounts provided to be recognized at some future time.

Minority Interest - Preferred Securities of a Subsidiary

     This line was added to the balance sheet to accommodate the financing activity described within the Liquidity and Cash Flow section on page 15.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
INFORMATION (continued)

REVIEW OF CONSOLIDATED FINANCIAL CONDITION (continued)

Shareholders' Equity

     Total shareholders' equity decreased $195.1 million in the first six months of 1996. Excluding the decrease of $369.0 million related to unrealized gains on securities available-for-sale, shareholders' equity increased $173.9 million. This increase was the net result of $251.5 million from net income, $15.3 million from the gain on sale of a minority interest in a subsidiary and $3.0 million from the issuance of common stock related to benefit plans, being partially offset by a decrease in the accumulated foreign exchange gain of $.2 million and the declaration of dividends to shareholders of $95.6 million.

Derivatives

      As indicated in note 7 to the consolidated financial statements for the year ended December 31, 1995 (see page 58 of LNC's Form 10-K), LNC has entered into derivative transactions to reduce its exposure to fluctuations in interest rates, the widening of bond yield spreads over comparable maturity U.S. Government obligations and foreign exchange risks. In addition, LNC is subject to the risks associated with changes in the value of its derivatives; however, such changes in the value generally are offset by changes in the value of the items being hedged by such contracts. During the first six months of 1996, LNC has made changes in its derivative positions as follows:

 1. Added $300 million notional amount of interest rate caps to protect its annuity line of business from the effect of fluctuating interest rates. LNC also added $68 million notional amount of interest rate caps to hedge a portfolio of interest rate sensitive assets. As a result, LNC has increased its interest rate cap position from $5.1 billion to $5.4 billion.

 2. Terminated $600 million of spread-lock agreements. Gains totalling $1.6 million resulting from these transactions are being deferred over the lives of the hedged assets.

 3. Entered into a foreign currency spread-lock agreement with a notional amount of $15 million to hedge against a widening of the spread on two currencies.

 4. Terminated $106.7 million of long financial futures that were being used to hedge interest rate risks.

 5. Added $2.1 billion face amount of long financial futures to hedge the anticipated purchase of a portfolio of assets to support the group tax-sheltered annuity business from UNUM Corporation. This transaction is expected to be consummated sometime in the fourth quarter of 1996.
        As of June 30, 1996, losses on these long financial futures totalled $107 million. These losses are being deferred until the transaction closes and at that time the losses will be recorded as an adjustment to the carrying value of the assets acquired.

 6. Increased the use of foreign exchange forward contracts to $507.4 million notional from $398.8 million to hedge the company's net investment in its foreign subsidiary, Lincoln National(UK).

 7. Terminated $15.7 million notional amount of foreign exchange forward contracts that were hedging the foreign currency risk of its portfolio of foreign bonds.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
INFORMATION (continued)

REVIEW OF CONSOLIDATED FINANCIAL CONDITION (continued)

 8. Increased the use of foreign currency options from $99.2 million to $548.7 million notional as a hedge of the currency risk of foreign bonds.

 9. Entered into an interest rate swap totalling $140 million notional to hedge interest rate risk associated with a portfolio of assets.

10. Entered into $327 million notional amount of swaptions to hedge a portfolio of interest rate sensitive assets.

11. Entered into $703 million notional amount of interest rate floors to hedge the interest rate risk associated with a portfolio of assets.

With the exception of one counterparty that has a Baal rating from one rating agency all counterparties hold A ratings or above. As of June 30, 1996, LNC's cap agreements with that counterparty have an aggregate notional amount of $500 million and an aggregate replacement value of approximately $900,000.

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

     The consolidated statements of cash flows on page 6, indicates that operating activities provided cash of $551.5 million during the first six months of 1996. This statement also classifies the other sources and uses of cash by investing activities and financing activities and discloses the total amount of cash available to meet LNC's obligations.

     Although LNC generates adequate cash flow to meet the needs of its normal operations, periodically LNC may issue debt or equity securities to fund internal expansion, acquisitions, investment opportunities and the retirement of LNC's debt and equity. In 1995, LNC filed a shelf registration for $600 million with the Securities and Exchange Commission that would allow LNC to issue debt or equity securities. This registration included an aggregate of $100 million of securities which had not been utilized from a 1994 registration. In May 1996, LNC filed another shelf registration for $500 million which included the right to offer various forms of hybrid securities (i.e. securities having a combination of both debt and equity characteristics) including Quarterly Income Preferred Securities ("QUIPS") on a series of three newly formed trusts, all of whose common securities are owned by LNC (Lincoln National Capital I, II and III). Also, cash funds are available from LNC's revolving credit agreement which provides for borrowing up to $500 million.

     Transactions such as those described in the preceding paragraph that occurred recently included the issuance of $200 million, 7 1/4% debt in May 1995. Proceeds from this offering were used to pay down short-term debt that had been incurred in 1995 related to the acquisition of additional operating businesses. On July 2, 1996, LNC closed a transaction involving $215 million, 8 3/4% QUIPS due in 2026 (callable in 2001). The proceeds from this transaction was also used near term to pay down short-term debt.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
INFORMATION (continued)

REVIEW OF CONSOLIDATED FINANCIAL CONDITION (continued)

     As described in note 4 to the accompanying financial statements, LNC sold 16.7% of its principal subsidiary within the Property-Casualty segment to the public in the form of an initial public offering of common stock. The net cash proceeds after expenses from the sale of common stock in this subsidiary of $215.4 million is being used to support the capital base of the property casualty operations and to meet working capital needs of the related holding company. In conjunction with this offering this subsidiary issued $200 million of term debt payable to LNC plus $100 million, 7 1/8% debt due in 1999. Also, prior to closing, this subsidiary made a one-time, special dividend distribution of $300 million to LNC. This dividend distribution consisted primarily of tax-exempt municipal securities that were previously in the subsidiary's investment portfolio. Following the completion of the transaction, this subsidiary adopted a policy of declaring regular quarterly cash dividends, commencing with $.21 per share in the third quarter of 1996. LNC owns 50,000,000 of the 60,000,000 outstanding shares of this subsidiary.

PART II - OTHER INFORMATION AND EXHIBITS

   Items 1, 2, 3 and 5 of this Part II are either inapplicable or are answered in the negative and are omitted pursuant to the instructions to
   Part II.


Item 4.  Submission of Matters to Vote to Securityholders

   (a) The matter discussed in (c) below was submitted to a vote at the Annual Meeting of Shareholders of the Registrant on May 9, 1996.

   (c) At the meeting referred to in (a) above, Shareholders of the Registrant voted on the election of five directors for three year terms.  The results of the voting was as follows:

      J. Patrick Barrett
         Votes Cast for =  87,242,585
         Votes Withheld =   1,006,624

      Thomas D. Bell, Jr.
         Votes Cast for =  87,234,230
         Votes Withheld =   1,014,979

      Daniel R. Efroymson
         Votes Cast for =  87,251,198
         Votes Withheld =     998,011

      Roel Pieper
         Votes Cast for =  87,157,678
         Votes Withheld =   1,091,531

      Ian M. Rolland
         Votes Cast for =  87,237,796
         Votes Withheld =   1,011,413


Item 6.  Exhibits and Reports on Form 8-K

    (a) The following Exhibits of the Registrant are included in this report. (Note: The number preceding the exhibit corresponds to the specific number within Item 601 of Regulation S-K.)

        11     Computation of Per Share Earnings

        12     Historical Ratio of Earnings to Fixed Charges

        27     Financial Data Schedule


    (b) No reports on Form 8-K were filed during the quarter ended June
        30, 1996.

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



                                   LINCOLN NATIONAL CORPORATION


                                   By  /S/ Richard C. Vaughan
                                       Richard C. Vaughan,
                                       Executive Vice President and
                                       Chief Financial Officer


                                       /S/ Donald L. Van Wyngarden
                                       Donald L. Van Wyngarden,
                                       Second Vice President and Controller



            Date  August 1, 1996

                       LINCOLN NATIONAL CORPORATION

                 Exhibit Index for the Report on Form 10-Q
                    for the Quarter Ended June 30, 1996



Exhibit Number        Description                           Page Number

      11              Computation of Per Share Earnings          20

      12              Historical Ratio of Earnings to
                       Fixed Charges                             21

      27              Financial Data Schedule                    22