Form 10-Q
period 1996-09-30
LINCOLN NATIONAL CORP
filed 1996-11-12
CIK 59558

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

            QUARTERLY REPORT UNDER SECTION 13 or 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934



For quarter ended September 30, 1996            Commission file number 1-6028


                   LINCOLN NATIONAL CORPORATION

      (Exact name of registrant as specified in its charter)


                      Indiana                            35-1140070

 (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                         Identification No.)



      200 East Berry Street, Fort Wayne, Indiana  46802-2706

             (Address of Principal Executive Offices)



Registrant's telephone number                                 (219) 455-2000

Common stock outstanding October 25, 1996                        104,315,307



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

                                               September 30    December 31
(000'S omitted)                                    1996           1995

ASSETS

Investments:

  Securities available-for-sale, at fair value:
    Fixed maturity (cost 1996 - $24,333,932;
      1995 - $23,935,527) ------------------    $25,062,943    $25,834,476
    Equity (cost 1996 - $812,767;
      1995 - $936,124) ---------------------      1,004,143      1,164,844
  Mortgage loans on real estate ------------      3,379,861      3,186,872
  Real estate ------------------------------        775,863        775,912
  Policy loans -----------------------------        628,442        602,573
  Other investments ------------------------        361,544        371,765

    Total Investments ----------------------     31,212,796     31,936,442

Investment in unconsolidated affiliates ----         21,475          5,562

Cash and invested cash ---------------------      1,435,509      1,572,855

Property and equipment ---------------------        244,556        243,763

Deferred acquisition costs -----------------      1,959,767      1,436,685

Premiums and fees receivable ---------------        786,247        537,979

Accrued investment income ------------------        465,653        462,737

Assets held in separate accounts -----------     26,690,384     22,769,068

Federal income taxes -----------------------         55,809           --

Amounts recoverable from reinsurers --------      2,476,289      2,495,189

Goodwill -----------------------------------        452,513        471,465

Other intangible assets --------------------        495,007        528,934

Other assets -------------------------------        941,852        797,054

  Total Assets -----------------------------    $67,237,857    $63,257,733


See notes to consolidated financial statements on page 7.


                   LINCOLN NATIONAL CORPORATION

                   CONSOLIDATED BALANCE SHEETS
                           -CONTINUED-

                                            September 30      December 31
(000's omitted)                                  1996             1995

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS' EQUITY

Liabilities:

  Policy liabilities and accruals:

    Future policy benefits, claims
      and claim expenses -------------------- $13,040,715     $12,922,547

    Unearned premiums -----------------------     824,954         813,380

      Total Policy Liabilities and Accruals -  13,865,669      13,735,927

  Contractholder funds ----------------------  18,590,556      18,784,508

  Liabilities related to separate accounts --  26,690,384      22,769,068

  Federal income taxes ----------------------        --           128,426

  Short-term debt ---------------------------     229,272         426,848

  Long-term debt ----------------------------     651,335         659,303

  Minority interest in consolidated
    subsidiaries ----------------------------     211,265            --

  Other liabilities -------------------------   2,396,503       2,375,531

    Total Liabilities -----------------------  62,634,984      58,879,611

Minority Interest - Preferred Securities
  of Subsidiary Companies -------------------     315,000            --


Shareholders' Equity:

  Series A preferred stock
   (9/30/96 liquidation value - $3,006) -----       1,235           1,335

  Common stock ------------------------------     893,573         889,476

  Retained earnings -------------------------   3,037,423       2,775,718

  Foreign currency translation adjustment ---      14,091          13,413

  Net unrealized gain (loss) on securities
   available-for-sale -----------------------     341,551         698,180


    Total Shareholders' Equity --------------   4,287,873       4,378,122


    Total Liabilities, Minority Interest
      and Shareholders' Equity -------------- $67,237,857     $63,257,733

See notes to consolidated financial statements on page 7.


                   LINCOLN NATIONAL CORPORATION

                CONSOLIDATED STATEMENTS OF INCOME

                                    Nine Months Ended    Three Months Ended
                                      September 30          September 30
(000's omitted)                       1996       1995       1996       1995
Revenue:

  Insurance premiums ----------- $2,379,108 $2,325,231   $ 810,684 $  800,342

  Insurance fees ---------------    454,643    387,062     156,021    135,153

  Investment advisory fees -----    148,908     90,277      49,803     47,697

  Net investment income --------  1,721,296  1,659,555     587,880    558,500

  Equity in earnings of
    unconsolidated affiliates --      1,265     13,455         974      4,656

  Realized gain on investments -    102,614    174,473       1,827     68,002

  Other ------------------------    161,480    148,326      77,694     54,048

      Total Revenue ------------  4,969,314  4,798,379   1,684,883  1,668,458


Benefits and Expenses:

  Benefits and settlement
    expenses -------------------  2,942,242  2,892,186   1,002,268    987,906

  Underwriting, acquisition,
    insurance and other expenses  1,452,150  1,314,851     495,185    457,653

  Interest and debt expense ----     60,676     53,441      23,529     19,493

      Total Benefits
        and Expenses -----------  4,455,068  4,260,478   1,520,982  1,465,052

      Net Income Before Federal
        Income Taxes and
        Minority Interest ------    514,246    537,901     163,901    203,406

Federal income taxes -----------    132,702    130,851      37,825     49,081

      Net Income before
        Minority Interest ------    381,544    407,050     126,076    154,325

Minority interest in
  consolidated subsidiaries ----     10,767       --         6,766       --

      Net Income --------------- $  370,777 $  407,050   $ 119,310 $  154,325


Net Income Per Share -----------      $3.55      $3.91       $1.14      $1.48

Cash Dividends Per Share
  Common Stock -----------------      $1.38      $1.29       $ .46      $ .43



See notes to consolidated financial statements on page 7.


                    LINCOLN NATIONAL CORPORATION

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                         Nine Months Ended September 30
                                   Number of Shares Issued         Amounts
(000's omitted from dollar amounts)    1996        1995       1996        1995

Preferred Stock:
  (Shares authorized: 10,000,000)
  Series A Preferred Stock:
    Balance at
      beginning of year --------     40,646      43,218  $   1,335    $  1,420
    Conversion into
      common stock -------------     (3,066)     (2,072)     (100)         (68)
       Balance at September 30 -     37,580      41,146      1,235       1,352

  Series E and F Preferred Stock:
    Balance at beginning of year       --     4,417,897       --       309,913
    Conversion into
      common stock -------------       --    (4,417,897)      --      (309,913)
       Balance at September 30 -       --          --         --          --

Common Stock:
  (Shares authorized: 800,000,000)
  Balance at beginning of year -104,185,117  94,477,942    889,476     555,382
  Conversion of series A
    preferred stock ------------     24,528      16,576        100          68
  Conversion of E and F
    preferred stock ------------       --     8,835,794       --       309,913
  Issued for benefit plans -----    151,335     631,001      3,997      20,931
       Balance at September 30 -104,360,980 103,961,313    893,573     886,294

Retained Earnings:
  Balance at beginning of year -                         2,775,718   2,479,532
  Net income -------------------                           370,777     407,050
  Realized gain (loss) on sale
    of minority interest
    in subsidiary --------------                            34,371        --
  Cash dividends declared ------                          (143,443)   (138,267)
       Balance at September 30 -                         3,037,423   2,748,315

Foreign Currency Translation Adjustment:
  Accumulated adjustment at
    beginning of year ----------                            13,413       6,890
  Change during period ---------                               678       9,693
       Balance at September 30 -                            14,091      16,583

Net Unrealized Gain (Loss) on
  Securities Available-for-Sale:
  Balance at beginning of year -                           698,180    (311,077)
  Realized gain (loss) on sale
   of minority interest
   in subsidiary ---------------                           (19,101)       --
  Other change during period ---                          (337,528)  1,007,821
       Balance at September 30 -                           341,551     696,744

       Total Shareholders' Equity
         at September 30 -------                        $4,287,873  $4,349,288


Common Stock (assuming conversion
  of series A, E & F preferred stock):
       End of Period -----------104,661,620 104,290,481
       Average for the Period --104,587,473 103,986,236


See notes to consolidated financial statements on page 7.


                   LINCOLN NATIONAL CORPORATION

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         Nine Months Ended
                                                             September 30
(000's omitted)                                           1996        1995

Operating Activities:
  Net income ---------------------------------------- $  370,777   $ 407,050
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Deferred acquisition costs --------------------     35,960     (44,458)
      Premiums and fees receivable ------------------   (248,480)   (143,065)
      Accrued investment income ---------------------     (3,078)    (36,746)
      Policy liabilities and accruals ---------------   (207,315)    904,160
      Contractholder funds --------------------------  1,187,301     751,652
      Amounts recoverable from reinsurers -----------    (42,846)   (335,104)
      Federal income taxes --------------------------     (7,764)    133,580
      Equity in undistributed earnings of
        unconsolidated affiliates -------------------     (1,265)    (11,493)
      Minority interest -----------------------------     10,767        --
      Provisions for depreciation -------------------     38,941      46,365
      Amortization of goodwill and other
       intangible assets ----------------------------     58,465      47,412
      Realized (gain) loss on investments -----------   (102,614)   (174,473)
      (Gain) loss on sale of affiliate/
       operating property  --------------------------       --          --
      Other -----------------------------------------   (125,096)     81,537
        Net Adjustments -----------------------------    592,976   1,219,367
        Net Cash Provided by Operating Activities ---    963,753   1,626,417

Investing Activities:
  Securities-available-for-sale:
    Purchases -------------------------------------- (10,736,299)(12,647,232)
    Sales ------------------------------------------   9,816,116  10,913,583
    Maturities -------------------------------------     805,018     688,757
  Purchase of other investments --------------------  (1,830,913) (1,072,918)
  Sale or maturity of other investments ------------   1,587,218     952,208
  Sale of affiliates/operating property ------------        --          --
  Purchase of affiliates ---------------------------        --      (772,000)
  Increase (decrease) in cash collateral
    on loan securities -----------------------------     159,774     132,016
  Other --------------------------------------------    (294,994)     27,018
        Net Cash Used in Investing Activities ------    (494,080) (1,778,568)

Financing Activities:
  Principal payments on long-term debt -------------      (9,766)      (399)
  Issuance of long-term debt -----------------------       1,715     202,790
  Net increase (decrease) in short-term debt -------    (197,576)     85,019
  Issuance of preferred securities of
    subsidiary companies ---------------------------     315,000        --
  Universal life and investment contract deposits --     853,982   1,854,514
  Universal life and investment
    contract withdrawals ---------------------------  (1,646,479) (1,578,373)
  Common stock issued for benefit plans ------------       3,997      20,931
  Proceeds from sale of minority interest
   in subsidiary -----------------------------------     215,481        --
  Dividends paid to shareholders -------------------    (143,373)   (134,207)
        Net Cash Provided by (used by) Financing
         Activities --------------------------------    (607,019)    450,275

        Net Increase (Decrease) in Cash-------------    (137,346)    298,124

Cash at Beginning of Year --------------------------   1,572,855   1,041,583

        Cash at September 30 -----------------------  $1,435,509  $1,339,707

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

Operating results for the nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1996.

2.  Federal Income Taxes

The effective tax rate on net income is lower than the prevailing corporate federal income tax rate. The difference for both 1995 and 1996 resulted principally from tax-exempt investment income.

3.  Earnings Per Share

Earnings per share are computed based on the average number of common shares outstanding (104,587,473 and 103,986,236 for the first nine months of 1996 and 1995, respectively) after assuming conversion of the series A, E and F preferred stock.

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

5.  Subsequent Event

In October 1996, LNC closed the transaction initially announced in January 1996 that resulted in the acquisition of the group tax-qualified annuity business of UNUM Corporation's affiliates. This transaction will increase LNC's assets and policy liabilities and accruals by approximately $3.2 billion.

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

     The discussion that follows focuses on the results for the nine months ended September 30, 1996 compared to the results for the nine months ended September 30, 1995. The factors affecting the current quarter to prior year quarter comparisons are essentially the same as the year-to-date factors except as noted.

Insurance Premiums
     Total insurance premiums increased $53.9 million or when 2.3% compared with the first nine months of 1995. Life and annuity premiums for the first nine months of 1996 increased $53.2 million or 10% compared with the first nine months of 1995. This increase is the result of increases in business volume from the Reinsurance and Life Insurance and Annuities segments. Health premiums increased $61.9 million or 12% for the first nine months of 1996 compared with the first nine months of 1995 as a result of increased volumes of business in the Reinsurance segment. Property-casualty premiums decreased by $61.2 million or 5% compared with the nine months ended September 30, 1995 due to reduced volumes of business primarily from workers compensation coverages.

Insurance Fees
     Insurance fees in the Life Insurance and Annuities segment from universal life, other interest-sensitive life insurance contracts and variable life insurance contracts increased $67.6 million or 17% compared to the first nine months of 1995. This increase was the result of increases in the volume of transactions and a market-driven increase in the value of existing customer accounts upon which some of the fees are based.

Investment Advisory Fees
     This line was added to the statements of income in the second quarter of 1995 following LNC's purchase of Delaware Management Holdings, Inc. This acquisition also led to the formation of a new business segment entitled "Investment Management." Investment advisory fees for the six months ended September 30, 1996 were $9.3 million or 10% higher than the comparable period of 1995 due to increased volumes of business.

Net Investment Income
     Net investment income increased $61.7 million or 4% when compared with the first nine months of 1995. This increase is the net result of a 4.8% increase in mean invested assets and a decrease in the overall yield on investments from 7.72% to 7.52% (all calculations on a cost basis). Net investment income for the first nine months of 1996 included a charge of $4.1 million versus a benefit of $17.5 million in the first nine months of 1995 from the recurring adjustment of discount on mortgage-backed securities. The increase in mean invested assets is the result of increased volumes of business in the Life Insurance and Annuities and Reinsurance segments.

Equity in Earnings of Unconsolidated Affiliates
     This line was added to the statements of income in 1994 following LNC's sale of 71% of its direct writer of health coverages. Most of the amount shown for the nine months ended September 30, 1995 represents LNC's share of the total earnings of this company. Due to the October 11, 1995 sale of the remaining 29% ownership in this company, minimal activity is shown in this account for the nine months ended September 30, 1996.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
INFORMATION (continued)

REVIEW OF CONSOLIDATED OPERATIONS (continued)


Realized Gain on Investments
     The first nine months of 1996 and 1995 had pre-tax realized gain on investments of $102.6 million and $174.5 million, respectively. The pre-tax realized gain on investments for the three months ended September 30, 1996 and 1995 were $1.8 million and $68.1 million, respectively. During the third quarter of 1996 select investment losses were taken in order to recover capital gains taxes paid in prior years. These gains, which are net of related deferred acquisition costs and amounts needed to satisfy policyholder commitments, were the result of net gains on sales of investments, less some modest write-downs and provisions for losses. Securities available-for-sale, mortgage loans on real estate and real estate holdings that were deemed to have declines in fair value that were other than temporary were written down. In addition to the write-downs, LNC established allowances for losses on select mortgage loans on real estate, real estate investments and other investments where the carrying value was determined not to be recoverable.

     The pre-tax write-down of securities available-for-sale for the first nine months of 1996 and 1995 was $10.3 million and $17.3 million, respectively. With the exception of interest only mortgage-backed securities, the fixed maturity securities to which these write-downs apply were generally of investment grade quality at the time of purchase, but were classified as "below investment grade" at the time of the write-downs. The net pre-tax write-downs and additions to the allowances for losses on real estate and mortgage loans on real estate for the first nine months of 1996 and 1995 were $2.6 million and $5.2 million, respectively. The pre-tax addition (reduction) to the allowance for losses for other investments for the first nine months of 1996 and 1995 was $(.2) million and $(4.1) million, respectively.

Other Revenue
     Other revenue increased $13.2 million when compared to the first nine months of 1995 as the net result of an increase in the volume of transactions within the Life Insurance and Annuities business segment being partially offset by the absence of revenues from the investment management companies that were being recorded in this account until the start of the new business segment in the second quarter of 1995.

Insurance Benefits and Settlement Expenses
     Insurance benefits and settlement expenses increased $50.0 million or $1.7% when compared to the first nine months of 1996. Life and annuity benefits and settlement expenses increased $27.0 million or 2% when compared to the first nine months of 1995. This increase is the net result of increases in business volume from the Life Insurance and Annuities segment and Reinsurance segment. Health benefits increased by $51.7 million or 12% when compared to the first nine months of 1995 as a net result of increased volumes of business and decreased claims in the Reinsurance segment.
Property-casualty benefits decreased by $28.7 million or 3% when compared with the first nine months of 1995 as a result of a decrease in business volume.

Underwriting, Acquisition, Insurance and Other Expenses
     This expense increased $137.2 million or 10% for the nine months ended September 30, 1996 compared to the first nine months of 1995. The primary driver behind this increase, beyond the general inflation rate, was the higher volume related expenses in the Life Insurance and Annuity segment and Reinsurance segment due to the increase in business volumes and the addition of the operating expenses of the companies acquired early in the second quarter of 1995. These expenses for the Property-Casualty segment decreased $30.9 million or 8% compared with a year ago as the impact of consolidating 20 divisional offices into four regional offices started to be realized and the adjusting of staff levels to the current level of business continued.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
INFORMATION (continued)

REVIEW OF CONSOLIDATED OPERATIONS (continued)

Interest and Debt Expense
    Interest and debt expense increased $7.2 million or 13.5% when compared with the first nine months of 1995. This was the result of increases in the average debt outstanding and increases in short-term interest rates. Overall debt levels were higher due to debt related to the acquisitions of additional companies in the second quarter of 1995. The interest and debt expense in the third quarter of 1996 compared with the third quarter of 1995 was impacted by the issuance of Minority Interest-Preferred Securities of Subsidiary Companies (see page 15) to replace a portion of the short-term debt.

Federal Income Taxes
    Federal income taxes increased $1.9 million or 1.4% when compared to the first nine months of 1995. The increase in federal income taxes is a net result of the increase in taxes due to permanent tax adjustments being greater than the decrease in taxes resulting from lower pre-tax earnings.

Minority Interest in Consolidated Subsidiaries
    This line was added to the income statement to record the earnings applicable to the minority shareholders following the sale of 16.7% of LNC's principal subsidiary within its Property-Casualty segment (see note 4 on page
7).

Summary
     Net income for the first nine months of 1996 was $370.8 million or $3.55 per share compared with $407.1 million or $3.91 per share in the first nine months of 1995. Excluding realized gain on investments, affiliates and operating property, LNC earned $307.0 million for the first nine months of 1996 compared with $297.1 million for the first nine months of 1995. This increase was the net result of increases in earnings in the Life Insurance and Annuities, Reinsurance and Investment Management segments being partially offset by reductions in earnings from the Property-Casualty segment and Corporate and Other.


REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Investments

     The total investment portfolio decreased $723.6 million in the first nine months of 1996. This decrease is the net result of decreases in the fair value of securities available-for-sale during the first nine months of 1996 being partially offset by increases from the purchases of investments from cash flow generated by the business segments.

     The quality of LNC's fixed maturity securities portfolio as of September 30, 1996 was as follows:

             Treasuries and AAA    33.2%         BBB              22.3%
             AA                    10.5%         BB                2.8%
             A                     27.8%         Less than BB      3.4%

     As of September 30, 1996, $1.6 billion or 6.2% of fixed maturity securities was invested in below investment grade securities (less than BBB). This represents 5.0% of the total investment portfolio. The interest rates available on these below investment grade securities are significantly higher than are available on other corporate debt securities. Also, the risk of loss due to default by the borrower is significantly greater with respect to such below investment grade securities, because these securities are generally unsecured, often subordinated to other creditors of the issuer and issued by companies that usually have high levels of indebtedness. LNC attempts to minimize the risks associated with these below investment grade securities by limiting the exposure to any one issuer and by closely monitoring the credit worthiness of such issuers. During the nine months ended September 30, 1996, the aggregate cost of such investments purchased was $872.7 million.
Aggregate proceeds from such investments sold were $894.6 million, resulting in a net realized pre-tax gain of $18.0 million.

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

     As of September 30, 1996, mortage loans on real estate and real estate represented 10.8% and 2.5% of LNC's total investment portfolio. As of September 30, 1996, the underlying properties supporting the mortgage loans on real estate consisted of 21.4% in commercial office buildings, 28.3% in retail stores, 20.4% in apartments, 14.6% in industrial buildings, 5.9% in hotels/motels and 9.4% in other. In addition to the dispersion by property type, the mortgage loan portfolio is geographically diversified throughout the United States.


     Impaired loans included along with the related allowance for losses are
as follows:                                        September 30 December 31
                                     (in millions)      1996         1995

Impaired loans with allowance for losses ---------    $159.2       $150.9
Allowance for losses -----------------------------     (30.1)       (29.6)
Impaired loans with no allowance for losses ------       2.3          2.2
  Net Impaired Loans -----------------------------    $131.4       $123.5


      Impaired loans with no allowance for losses are a result of 1)direct write-downs or 2)collateral dependent loans where the fair value of the collateral is greater than the recorded investment in the loan.


      A reconciliation of the mortgage loan allowance for losses for these impaired mortgage loans is as follows:

Nine Months Ended September 30       (in millions)      1996         1995

Balance at beginning of year ---------------------     $29.6       $ 62.7
Provisions for losses ----------------------------       2.5         12.9
Releases due to sales ----------------------------      (1.6)       (24.0)
Releases due to foreclosures ---------------------       (.4)        (8.3)
  Balance at End of Quarter ----------------------     $30.1        $43.3



      The average recorded investment in impaired loans and the interest income recognized on impaired loans were as follows:

Nine Months Ended September 30        (in millions)     1996         1995

Average recorded investment in impaired loans ----    $161.4       $201.9
Interest income recognized on impaired loans -----      11.2         12.8


      All interest income on impaired loans was recognized on the cash basis of income recognition.

      As of September 30, 1996 and 1995, LNC had restructured loans of $62.5 million and $61.9 million, respectively. LNC recorded $4.2 million and $4.4 million interest income on these restructured loans for the nine months ended September 30, 1996 and 1995, respectively, as compared to interest income of $4.9 million and $4.9 million that would have been recorded according to their original terms. The $4.4 million recorded for 1995 included $1.0 million in interest income that was due LNC prior to January 1, 1995.

     As of September 30, 1996, LNC did not have any future commitments to lend funds for non-accrual, restructured or other problem loans.

      Fixed maturity securities available-for-sale, mortgage loans on real estate and real estate with a combined carrying value at September 30, 1996 of $8.2 million were non-income producing for the nine months ended September 30, 1996.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
INFORMATION (continued)

REVIEW OF CONSOLIDATED FINANCIAL CONDITION (continued)

Cash and Invested Cash

     Cash and invested cash decreased by $137.3 million in the first nine months of 1996. This decrease is the result of investing a portion of the operating cash flow that had previously been invested in short-term investments pending the placement of funds in longer term investments.

Deferred Acquisition Costs

     Deferred acquisition costs increased $523.1 million during the nine months ended September 30, 1996. A portion of this increase ($215.3 million) was the result of a balance sheet reclassification between deferred acquisitions costs and policy liabilities and accruals by LNC's United Kingdom subsidiary. This reclassification was made in order to more closely conform the United Kingdom classifications to the classifications used by LNC's U.S. life operations. The remainder of the increase is the result of the growth in business and increases related to the reduction in the unrealized gain on securities available-for-sale during the nine months ended September 30, 1996.

Premiums and Fee Receivable

     Premiums and fees receivable increased $248.3 million in the first nine months of 1996 as the result of increased volumes of business in the Reinsurance segment.

Assets Held in Separate Accounts

     This asset account as well as the corresponding liability account increased by $3.9 billion in the first nine months of 1996, reflecting an increase in annuity funds under management.

Goodwill and Other Intangible Assets

The decreases in the amounts during the nine months ended September 30, 1996 represent amortization for the period.

Other Assets

     The increase in other assets of $144.8 million is the result of having a higher receivable related to investment securities sold in the last few days of the third quarter of 1996 versus the end of 1995.

Total Liabilities

     Total liabilities increased by $3.8 billion in the first nine months of 1996. This increase is the result of increases of $3.9 billion in the liabilities related to separate accounts and $211.3 million minority interest in consolidated subsidiaries being partially offset by a reduction in federal income taxes payable and contractholder funds. An increase in policy liabilities and accruals related to increased levels of business in the Life Insurance and Annuities and Reinsurance segments were mostly offset by the reclassification discussed above under the deferred acquisition costs heading. The slight reduction in contractholder funds is the net result of new deposits being more than offset by 1) decreases in account values related to decreases in the fair value of securities available-for-sale and 2) the withdrawal of guaranteed interest contract funds because of the decision to exit this business. During the second quarter of 1996, a new liability line entitled "Minority Interest in Consolidated Subsidiaries" was established (see note 4 on page 7).

     Total property-casualty liabilities for unpaid claims and claims expenses were $2.5 billion and $2.6 billion at September 30, 1996 and December 31, 1995, respectively. These liabilities include liabilities for environmental claims of $254 million and $256 million at September 30, 1996 and December 31, 1995, respectively. Because of the limited coverages that have been written by LNC, these reserves represent only 10% of LNC's total property-casualty liabilities and only 1.9% of LNC's total policy liabilities. On a claims

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
INFORMATION (continued)

REVIEW OF CONSOLIDATED FINANCIAL CONDITION (continued)

count basis these environmental losses represent only 3% of the direct property-casualty business. These percentages and amounts are at these levels due to LNC's concentration on writing coverages for small to medium size companies rather than the larger companies that tend to incur most of the environmental and product liability claims. LNC's management challenges environmental claims in cases of questionable liability and reviews the level of environmental liability on an on-going basis to help insure that the liability maintained is adequate. Nonetheless, establishing reserves for environmental losses is subject to significant uncertainties because of the long reporting delays, lack of historical data and the unresolved complex legal and regulatory issues that are involved. While it is management's judgement that, based on available information, the appropriate level of liabilities have been recorded, it is reasonably possible that a change in estimate of the required liability level could occur in the near term.

     The liability for disability income claims net of the related assets for amounts recoverable from reinsurers was $1.5 billion at both September 30, 1996 and December 31, 1995. LNC reviews and updates the level of these reserves on an on-going basis. These reserves were established on the assumption that recent experience will continue in the future. If incidence levels or claim termination rates vary significantly from these assumptions, further adjustments to reserves may be required in the future.

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

Minority Interest - Preferred Securities of Subsidiary Companies

     This line was added to the balance sheet to accommodate the financing activity described within the Liquidity and Cash Flow section on page 15.


Shareholders' Equity

     Total shareholders' equity decreased $90.2 million in the first nine months of 1996. Excluding the decrease of $337.5 million related to a decline in the unrealized gains on securities available-for-sale, shareholders' equity increased $247.3 million. This increase was the net result of $370.8 million from net income, $15.3 million from the gain on sale of a minority interest in a subsidiary, $.7 million related to an increase in the accumulated foreign exchange gain and $4.0 million from the issuance of common stock related to benefit plans, being partially offset by the declaration of dividends to shareholders of $143.4 million.

Derivatives

      As discussed in note 7 to the consolidated financial statements for the year ended December 31, 1995 (see page 58 of LNC's Form 10-K), LNC has entered into derivative transactions to reduce its exposure to fluctuations in interest rates, the widening of bond yield spreads over comparable maturity U.S. Government obligations and foreign exchange risks (hedged transactions). Changes in the value of these derivatives are generally offset by changes in the value of the items being hedged. Modifications to LNC derivative strategy are initiated periodically upon review of the company's overall risk assessments. During the first nine months of 1996, LNC has made modifications in its derivative positions as follows:

 1. Added $400 million notional of interest rate caps to protect its annuity line of business from the effect of fluctuating interest rates.
LNC also added $80 million notional of interest rate caps to hedge a portfolio of interest rate sensitive assets. As a result, LNC has increased its interest rate cap position from $5.1 billion to $5.6 billion.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        INFORMATION (continued)

REVIEW OF CONSOLIDATED FINANCIAL CONDITION (continued)

 2. Terminated $600 million notional of spread-lock agreements. Gains totaling $1.6 million resulting from these transactions are being deferred over the lives of the hedged assets.

 3. Entered into a foreign currency spread-lock agreement with $15 million notional to hedge against a widening of the spread on two currencies. A loss of $.2 million was recorded in the third quarter of 1996 as the result of the termination of this agreement.

 4. Terminated $106.7 million notional of long financial futures that were being used to hedge interest rate risks.

 5. Added $2.1 billion face amount of long financial futures to hedge the anticipated purchase of a portfolio of assets to support the group tax-qualified annuity business from UNUM Corporation's affiliates
        (see note 5 on page 7). As of September 30, 1996, losses on these long financial futures totaled $82.7 million. These losses have been deferred and will become adjustments to the carrying value of the assets being acquired in conjunction with this acquisition.

 6. Increased the use of foreign exchange forward contracts in early 1996 to $507.4 million notional from $398.8 million notional to hedge the company's net investment in its foreign subsidiary, Lincoln National
        (UK). A loss of $6.5 million resulting from the termination of these contracts was recorded in the foreign currency translation adjustment section of shareholders' equity in the third quarter of 1996.

 7. Increased the use of foreign exchange forward contracts that were hedging the foreign currency risk of its portfolio of foreign bonds from $15.7 million notional to $173.8 million notional.

 8. Increased the use of foreign currency options as a hedge of the currency risk of foreign bonds. Various purchases and disposals during the nine months has changed the December 31, 1995 position of $99.2 million notional to $202.1 million notional as of September 30, 1996. The termination transactions during the nine months ended September 30, 1996 have resulted in a net loss of $2.9 million.

9. Entered into an interest rate swap totaling $140 million notional to hedge interest rate risk associated with a portfolio of assets.

10. Entered into $660.5 million notional of swaptions to hedge a portfolio of interest rate sensitive assets.

11. Entered into $703 million notional of interest rate floors to hedge\ the interest rate risk associated with a portfolio of assets.

LNC generally limits its selection of couterparties that are obligated under these derivative contacts to counterparties that have an A credit rating or above.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
INFORMATION (continued)

REVIEW OF CONSOLIDATED FINANCIAL CONDITION (continued)

     The consolidated statements of cash flows on page 6, indicates that operating activities provided cash of $962.0 million during the first nine months of 1996. This statement also classifies the other sources and uses of cash by investing activities and financing activities and discloses the total amount of cash available to meet LNC's obligations.

     Although LNC generates adequate cash flow to meet the needs of its normal operations, periodically LNC may issue debt or equity securities to fund internal expansion, acquisitions, investment opportunities and the retirement of LNC's debt and equity. As of September 30, 1996 LNC has a shelf registration with an unused balance of $600 million that would allow LNC to issue debt or equity securities. In May 1996, LNC filed another shelf registration with the Securities and Exchange Commission for $500 million which included the right to offer various forms of hybrid securities. These securities, which have a combination of both debt and equity characteristics, utilize a series of three trusts, all of whose common securities are owned by LNC (Lincoln National Capital I, II and III). Also, cash funds are available from LNC's revolving credit agreement which provides for borrowing up to $750 million.

     Transactions such as those described in the preceding paragraph that occurred recently included a July 1996 transaction involving $215 million, 8.75% Quarterly Income Preferred Securities ("QUIPS") and an August 1996 transaction involving $100 million, 8.35% Trust Originated Preferred Securities ("TOPrS"). Both issues are due in 2026 (callable in 2001). These securities are shown on the accompanying balance sheet under a caption entitled "Minority Interest-Preferred Securities of Subsidiary Companies." This line item is located between the liability and shareholders' equity sections of the balance sheet. The proceeds from these transactions were used to pay down short-term debt.

     As described in note 4 to the accompanying financial statements, LNC sold 16.7% of its principal subsidiary within the Property-Casualty segment to the public in the form of an initial public offering of common stock. The net cash proceeds after expenses from the sale of common stock of this subsidiary of $215.4 million is being used to increase the capital base of the property casualty operations and to meet working capital needs of the related holding company. In conjunction with this offering this subsidiary issued $200 million of term debt payable to LNC plus $100 million, 7 1/8% debt due in 1999. Also, prior to closing, this subsidiary made a one-time, special dividend distribution of $300 million to LNC. This dividend distribution consisted primarily of tax-exempt municipal securities that were previously in the subsidiary's investment portfolio. Following the completion of the transaction, this subsidiary adopted a policy of declaring regular quarterly cash dividends, commencing with $.21 per share in the third quarter of 1996. As of September 30, 1996, LNC owns 50,000,000 of the 60,050,515 outstanding shares of the common stock of this subsidiary.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
INFORMATION (continued)

REVIEW OF CONSOLIDATED FINANCIAL CONDITION (continued)


PART II - OTHER INFORMATION AND EXHIBITS

   Items 1, 2, 3, and 4 of this Part II are either inapplicable or are answered in the negative and are omitted pursuant to the instructions to
   Part II.

Item 5.  Other Information

   On August 8, 1996, LNC's Bylaws were amended to provide that shareholder meetings could be called by those shareholders who held not less than a majority (previously 25%) of the outstanding shares and that the shares constituting such majority must have been held by those shareholders for at least two years.

Item 6.  Exhibits and Reports on Form 8-K

  (a) The following Exhibits of the Registrant are included in this report. (Note: The number preceding the exhibit corresponds to the specific number within Item 601 of Regulation S-K.)

      3(a) Bylaws of LNC as last amended August 8, 1996

      11     Computation of Per Share Earnings

      12     Historical Ratio of Earnings to Fixed Charges

      27     Financial Data Schedule


    (b) No reports on Form 8-K were filed during the quarter ended September 30, 1996.

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



                                   LINCOLN NATIONAL CORPORATION




                                   By  /S/ Richard C. Vaughan
                                       Richard C. Vaughan,
                                       Executive Vice President and
                                       Chief Financial Officer



                                       /S/ Donald L. Van Wyngarden
                                       Donald L. Van Wyngarden,
                                       Second Vice President and Controller



            Date  November 1, 1996

                   LINCOLN NATIONAL CORPORATION

            Exhibit Index for the Report on Form 10-Q
             for the Quarter Ended September 30, 1996



Exhibit Number        Description                           Page Number

       3(a)           Bylaws of LNC as last amended
                       August 8, 1996                           19

      11              Computation of Per Share Earnings         30

      12              Historical Ratio of Earnings to
                       Fixed Charges                            31

      27              Financial Data Schedule                   32