Form 10-K
period 1996-12-31
LINCOLN NATIONAL CORP
filed 1997-03-13
CIK 59558

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D. C. 20549

                             FORM 10-K

           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 1996    Commission File Number 1-6028

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

                                                Name of exchanges on
        Title of each class                       which registered
Common Stock (Without Par Value)              New York, Chicago, Pacific,
                                                London and Tokyo

Common Share Purchase Rights                  New York, Chicago and Pacific

$3.00 Cumulative Convertible Preferred        New York and Chicago
  Stock, Series A (Without Par Value)

8.75% Cumulative Quarterly Income             New York
  Preferred Securities, Series A*

8.35% Trust Originated Preferred              New York
  Securities, Series B*

*Issued by Lincoln National Capital I and Lincoln National Capital II, respectively. Payments of distributions and payments on liquidation or redemption are guaranteed by Lincoln National Corporation.

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]

As of February 28, 1997, 103,181,135 shares of common stock were outstanding. The aggregate market value of such shares (based upon the closing price of these shares on the New York Stock Exchange) held by nonaffiliates was approximately $5,997,400,000.

Select materials from the Proxy statement for the Annual meeting of Shareholders, scheduled for May 15, 1997, have been incorporated by reference into Part III of this Form 10-K.

The exhibit index to this report is located on page 83.

                   Lincoln National Corporation

                         Table of Contents
                                                                         Page

PART I

Item  1.    Business

      A.  General Description ----------------------------------   3

      B.  Description of Business Segments:
          Life Insurance and Annuities -------------------------   3
          Reinsurance ------------------------------------------   4
          Property-Casualty ------------------------------------   5
          Investment Management --------------------------------   5

      C.  Other Matters:
          Regulation -------------------------------------------   5
          Miscellaneous ----------------------------------------   6
          Property-Casualty Liability for Claims Information ---   6

Item  2.
         Properties --------------------------------------------   7

Item  3.
         Legal Proceedings -------------------------------------   8

Item  4.
         Submission of Matters to a Vote of Security Holders ---   8

PART II

Item  5.
         Market for Registrant's Common Equity and Related
         Stockholder Matters -----------------------------------   8

Item  6.
         Selected Financial Data -------------------------------   9

Item  7.
         Management's Discussion and Analysis of Financial
         Condition and Results of Operations -------------------  10

Item  8.
         Financial Statements and Supplementary Data -----------  35

Item  9.
         Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosures ------------------  68

PART III

Item 10.
         Directors and Executive Officers of the Registrant ----  69

Item 11.
         Executive Compensation --------------------------------  70

Item 12.
         Security Ownership of Certain Beneficial Owners and
         Management --------------------------------------------  70

Item 13.
         Certain Relationships and Related Transactions --------  70

PART IV

Item 14.
          Exhibits, Financial Statement Schedules and Reports
          on Form 8-K ------------------------------------------  71

Index to Exhibits ----------------------------------------------  83

Signatures -----------------------------------------------------  84

PART I

Item 1.  Business

Lincoln National Corporation ("LNC") is a holding company. Through subsidiary companies, LNC operates multiple insurance and investment management businesses. LNC is the 42nd largest (based on assets) U.S. corporation (1995 Fortune 500 Rankings, April 1996). Operations are divided into four business segments, 1) Life Insurance and Annuities, 2) Reinsurance 3) Property-Casualty and 4) Investment Management. The Investment Management segment was added in April of 1995 following the acquisition of Delaware Management Holdings, Inc. (see note 12 to the consolidated financial statements on page 67). Prior to the sale of 71% of its direct writer of employee life-health coverages in the first quarter of 1994, LNC operated in a business segment entitled Employee Life-Health Benefits. After the sale, the earnings from the 29% minority interest retained were included in "Other Operations" as described below. Although one of the subsidiaries held by LNC was formed as early as 1905, LNC itself was formed in 1968. LNC is an Indiana corporation with its principal office at 200 East Berry Street, Fort Wayne, Indiana 46802-2706. As of December 31, 1996, there were 230 persons on the staff of LNC. Total employment of Lincoln National Corporation at December 31, 1996 on a consolidated basis was 10,320.

Although acquisition and disposition activity has occurred during the past five years, none of it has involved all or predominately all of a business segment except as described above.

Numeric presentations showing revenues, pre-tax income, and assets for LNC's major business segments and other operations in which LNC engages through its subsidiaries are included in this report as part of the consolidated financial statements (see note 9 to the consolidated financial statements on page 64). The LNC "Other Operations" category includes the financial data for an unconsolidated affiliate (subsequent to the first quarter of 1994 and prior to the sale of this holding in October of 1995) engaged in the employee life-health benefits business, certain other operations that are not directly related to the business segments and unallocated corporate items (i.e., corporate investment income, interest expense on short-term and long-term borrowings and unallocated corporate overhead expenses).

Following is a brief description of the four business segments:


1.  Life Insurance and Annuities

The primary companies within this business segment are The Lincoln National Life Insurance Company ("Lincoln Life"); First Penn-Pacific Life Insurance Company ("First Penn"); Lincoln Life & Annuity Company of New York ("LLANY"); Lincoln National (UK), plc; and American States Life Insurance Company.

Lincoln Life, an Indiana corporation headquartered in Fort Wayne, Indiana, is the 4th largest U.S. stockholder-owned life insurance company, based on revenues, (1995 Fortune Rankings of 50 Largest Life Insurance Companies by Revenues, April 1996) and the 12th largest, based on assets, (Best's Review Life-Health Edition, September 1996). A network of 38 life insurance agencies, independent life insurance brokers, insurance agencies located within financial institutions and specifically trained employees sells fixed annuities, variable annuities, pension products, universal life insurance, variable universal life insurance and other individual insurance coverages in most states of the United States. The distribution network includes approximately 1,675 career agents, 16,100 brokers and access to 57,100 stockbrokers and financial planners.

First Penn is an Indiana Corporation headquartered in Oakbrook Terrace, Illinois. Its universal life and deferred annuity products are distributed through stockbrokers, financial planners, banks and personal producing general agents. It also manufactures universal life, term life and deferred annuity products for Lincoln Life for distribution through its career agents and banks. These products are marketed in most states of the United States.

LLANY is a New York company, headquartered in Syracuse, New York. This company was formed and licensed prior to the completion of the purchase of the tax-qualified annuity business from UNUM Corporation's affiliates (see note 12 to the consolidated financial statements on page 67). LLANY also offers other types of annuities, pension and insurance products within the state of New York.

Lincoln National (UK), headquartered in Gloucester, England, is licensed to do business throughout the United Kingdom. The principal products produced by this operation, unit-linked life and pension products, are similar to U.S. produced variable life products. The distribution network includes approximately 1,700 sales representatives. Lincoln National (UK) is the 8th largest writer of unit-linked new business premiums in the UK for 1995 (Money Management Magazine-New Business Trends, June 1996).

American States Life is an Indiana Corporation, headquartered in Indianapolis. Its products, principally universal life and term insurance, are marketed through independent agencies that also offer property-casualty insurance in most states of the United States.

Other companies within this segment include various general business corporations that support the segment's sales, service and administrative efforts and a 49% ownership in a Mexican partnership known as Aseguradora InverLincoln.

Approximately 5,000 employees are involved in this business segment.


2.  Reinsurance

This segment offers a broad range of risk management products and services to insurance companies, HMOs, self-funded employers and other primary market risk accepting organizations throughout the United States and economically attractive international markets. Marketing efforts are conducted primarily through the efforts of a reinsurance sales staff. Some business is presented by reinsurance intermediaries and brokers. The reinsurance organization is one of the leading life-health reinsurers worldwide measured on gross premiums, net of ceded (LNC Report and Swiss Re Survey, April 1996).

The primary companies within this business segment are Lincoln National Reassurance Company ("LNRAC"), Lincoln National Health & Casualty Insurance Company ("LNH&C"), Lincoln Life, Lincoln National Reinsurance Company Ltd (Bermuda) and Lincoln National Reinsurance Company Ltd (Barbados). LNRAC and Lincoln Life offer reinsurance programs for individual life, group life, group medical, disability income, personal accident and annuity products to U.S. and international clients. LNH&C offers group medical products and services on both a direct and reinsurance basis. The insurance companies in Bermuda and Barbados offer specialized reinsurance programs for life, health and annuity business. They also offer funded cover programs to property-casualty carriers in the U.S. and select international markets.

Other companies in this business segment include various general business corporations that support the segment's sales, service and administration efforts.

Approximately 680 employees are involved in this business segment.

3.  Property-Casualty

Property-casualty insurance includes both personal lines (auto, homeowners multi-peril and other) and commercial lines (business owners policies, auto, multi-peril, workers' compensation, general liability and other).

Most of LNC's property-casualty business is conducted through American States Financial Corporation and its subsidiaries ("American States"), headquartered in Indianapolis. These companies operate multi-line property-casualty insurance businesses in most states of the United States. American States adopted a realignment plan in October of 1995 (see note 12 to the consolidated financial statements on page 67). Upon completion American States will operate through four regional offices rather than through 20 divisional offices. The regional offices have broad authority for underwriting, agency contracting, marketing and claims settlement for most lines of business. The distribution network involves approximately 4,800 independent agencies. Following the sale of a 16.7% minority interest of American States in the second quarter of 1996, the earnings for this segment have been shown net of amounts attributable to the minority interest shareholders.

Another company within this business segment, not owned by American States, is Linsco Reinsurance Company. This company is involved in servicing a closed block of business.

Approximately 3,370 employees are involved in this business segment.


4.  Investment Management

The companies within this business segment include Lincoln National Investments, Inc. ("LNI"), Lincoln National Investment Companies, Inc. ("LNIC"), Delaware Management Holdings, Inc. ("Delaware"), Lincoln Investment Management, Inc. ("Lincoln Investment"), Lynch & Mayer, Inc. ("L&M") and Vantage Global Advisors, Inc. ("Vantage"). LNI and LNIC are intermediate level holding companies that own the operating companies within this segment. The operating companies provide a variety of asset management services to institutional and retail customers including other insurance companies, pension plans, college endowment funds, individuals and trusts. These companies serve as investment advisor to approximately 600 pension funds and other institutional accounts; act as investment manager/national distributor and shareholder services agent for 49 registered, open-end funds; and serve as investment manager for four registered, closed-end funds.

Approximately 1,030 employees are involved in this business segment.


LNC's insurance subsidiaries protect themselves against losses greater than the amount they are willing to retain on any one risk or event by purchasing reinsurance from unaffiliated insurance companies (see note 7 to the consolidated financial statements on page 58).

All businesses LNC is involved in are highly competitive due to the market structure and the large number of competitors.

At the end of 1995, the latest year for which data is available, there were more than 1,700 life insurance companies in the United States. Lincoln Life was among the 20 largest stock and mutual life insurance companies in the United States based on revenues (1995 Fortune Ranking of 50 Largest U.S. Life Insurance Companies by Revenues, April 1996).

At the end of 1995, the latest year for which data is available, there were more than 1,100 groups and unaffiliated individual companies selling property and casualty insurance. LNC's group of companies writing property-casualty insurance ranked 31st in net written premiums for 1995 (A.M. Best Aggregates and Averages, August 1996) among all such groups and companies.

The business of LNC's Life Insurance and Annuities, Reinsurance and Property-Casualty business segments, in common with those of other insurance companies, is subject to regulation and supervision by the states, territories and countries in which they are licensed to do business. The laws of these jurisdictions generally establish supervisory agencies with broad administrative powers relative to granting and revoking licenses to transact business, regulating trade practices, licensing agents, prescribing and approving policy forms, regulating premium rates for some lines of business, establishing reserve requirements, regulating competitive matters, prescribing the form and content of financial statements and reports, regulating the type and amount of investments permitted and prescribing minimum levels of capital. The ability to continue an insurance business is dependent upon the maintenance of the licenses in the various jurisdictions.

LNC's Investment Management segment, in common with other investment management groups, is subject to regulation and supervision by the Securities and Exchange Commission, National Association of Securities Dealers and jurisdictions of the states, territories and foreign countries in which they are licensed to do business.

Because of the nature of the insurance and investment management businesses, there is no single customer or group of customers upon whom the business is dependent. Factors such as backlog, raw materials, patents (including trademarks, licenses, franchises and any other concessions held) or environmental impact do not have a material effect upon such businesses. However, within LNC's Reinsurance segment, Lincoln National Risk Management, Inc., does hold a patent for "The Method and Apparatus for Evaluating a Potentially Insurable Risk" and markets multiple knowledge-based underwriting products that rely on this product. While generally the businesses in which LNC's subsidiaries operate are not considered seasonal businesses, claims and expenses for the property-casualty segment tend to be higher for periods of severe or inclement weather. LNC does not have a separate unit that conducts market research. Research activities related to new products or services, or the improvement of existing products or services, are conducted within the business segments. Expenses related to such activities are not material. Also, sales are not dependent upon select geographic areas. LNC has foreign operations that are significant in relationship to the consolidated group (see note 9 to the consolidated financial statements on page 65).

Liabilities for claims and claim expenses for the Property-Casualty segment are estimated at the end of each accounting period using case-basis evaluations and statistical projections. These liabilities include estimates for the ultimate cost of claims that have been 1) reported but not settled and
2) incurred but not yet reported. A provision for inflation is implicitly considered in the estimated liability as the development of the estimated liability is based on historical data which reflects past inflation and on other factors which are judged to be appropriate modifiers of past experience. Adjustments to previously established estimates are reflected in current operating results, along with initial estimates for claims arising within the current accounting period.

A reconciliation of the beginning-of-year and end-of-year liability for claims and claim expenses is included in this report as part of the financial statements (see note 5 to the consolidated financial statements on page 51).

The liability for claims and claim expenses included in this report is shown on a basis prescribed by generally accepted accounting principles ("GAAP"). Such liabilities differ from that reported to state insurance regulators. A reconciliation of the GAAP liability and the corresponding liability reported to state insurance regulators is as follows:

December 31                            (in millions)        1996         1995

Liability reported to state insurance regulators ---    $2,342.9     $2,443.4
Increase (decrease) related to:
Estimated salvage and subrogation recoveries -------       (37.1)       (37.1)
Amount recoverable from reinsurers -----------------       179.8        189.0
  Liability reported on a GAAP basis ---------------    $2,485.6     $2,595.3

The table on page 7 shows the development of the estimated liability for claim and claim expenses for the ten-year period prior to 1996. Each column shows the liability as originally estimated and cumulative data on payments and re-estimated liabilities for that accident year and all prior accident years.

Amounts are reflected net of reinsurance recoverable for all years. The resulting redundancy (deficiency) is also a cumulative amount for that year and all prior years. Conditions and trends that have affected the development of these liabilities in the past may not necessarily recur in the future. Therefore, it would not be appropriate to use this cumulative history in the projection of future performance.

Analysis of Combined Property-Casualty Claims and Claim Expense Development.

December 31 (in millions)
    1986   1987   1988   1989   1990   1991   1992   1993   1994   1995  1996

Liability for unpaid claims and claim expenses, net of reinsurance recoverable:

  $1,730 $2,020 $2,372 $2,669 $2,246 $2,502 $2,673 $2,585 $2,499 $2,406 $2,306

Liability re-estimated as of: (First column represents number of years later)

 1 1,692  1,984  2,347  2,690  2,258  2,549  2,634  2,506  2,474  2,363    --
 2 1,753  1,990  2,382  2,718  2,303  2,571  2,607  2,553  2,483
 3 1,790  2,026  2,403  2,767  2,384  2,563  2,686  2,611
 4 1,833  2,054  2,443  2,847  2,403  2,673  2,772
 5 1,863  2,104  2,538  2,869  2,522  2,774
 6 1,910  2,199  2,551  2,986  2,624
 7 2,003  2,210  2,604  3,067
 8 2,012  2,311  2,670
 9 2,113  2,363
10 2,151

Cumulative redundancy (deficiency)
    (421)  (343)  (298)  (398)  (378)  (272)   (99)   (26)    16     43    --

Change in cumulative amount
      --     78     45   (100)    20    106    173     73     42     27   (43)

Cumulative amount of liability paid through:
(First column represents number of years later)

 1   571    649    750  1,430*   809    839    849    728    689    649    --
 2   935  1,012  1,650* 1,862  1,253  1,325  1,294  1,156  1,093
 3 1,160  1,568* 1,875  2,088  1,542  1,596  1,581  1,434
 4 1,508* 1,700  1,996  2,255  1,709  1,796  1,773
 5 1,593  1,776  2,095  2,355  1,839  1,934
 6 1,647  1,840  2,154  2,439  1,935
 7 1,694  1,877  2,157  2,503
 8 1,721  1,914  2,202
 9 1,751  1,950
10 1,781

*Includes the release of reserves for National Reinsurance Corporation due to the sale of that company during April 1990. The reserves released for LNC's period of ownership of National Re were $241 million, $386 million, $526 million and $665 million in 1986, 1987, 1988 and 1989, respectively.


Item 2. Properties

LNC and the various Fort Wayne operating businesses own or lease approximately
1.5 million square feet of office space in the Fort Wayne area. The businesses operating in Indianapolis, Indiana; suburban Chicago, Illinois; Philadelphia, Pennsylvania; and areas near London, England own or lease another 1.0 million square feet of office space. An additional 1.6 million square feet of office space is owned or leased in other U.S. cities and foreign countries for branch offices and other smaller operations. The square feet of office space utilized for this third group is less than prior years and will be reduced by approximately 500,000 square feet over the next few years due to the consolidation of offices within the Property-Casualty segment (see note 12 to the consolidated financial statements on page 67). As shown in the notes to the consolidated financial statements (see note 7 to the consolidated financial statements on page 57), the rental expense on operating leases for office space and equipment for continuing operations totaled $71.6 million for 1996. Office space rent expense accounts for $56.5 million of this total. This discussion regarding properties does not include information on investment properties.

Item 3. Legal Proceedings

LNC and its subsidiaries are involved in various pending or threatened legal proceedings arising from the conduct of business. In some instances, these proceedings include claims for unspecified or substantial punitive damages and similar types of relief in addition to amounts for alleged contractual liability or requests for equitable relief. After consultation with legal counsel and a review of available facts, it is management's opinion that these proceedings ultimately will be resolved without materially affecting the consolidated financial position of LNC.

Item 4.  Submission of Matters to a Vote of Security Holders

During the fourth quarter of 1996, no matters were submitted to security holders for a vote.


PART II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters

Stock Market and Dividend Information

Common Stock Data:        (per share)     1st Qtr  2nd Qtr   3rd Qtr   4th Qtr

1996

High --------------------------------     $57.000  $52.875   $47.000   $54.625
Low ---------------------------------      48.000   45.875    40.750    44.000

Dividend declared -------------------        $.46     $.46      $.46      $.49

1995

High --------------------------------     $41.375  $46.250   $47.250   $53.750
Low ---------------------------------      34.625   39.875    38.750    42.625

Dividend declared -------------------        $.43     $.43      $.43      $.46


Notes:
(1) At December 31, 1996, the number of shareholders of record of LNC's common stock was 13,130.

(2) The payment of dividends to shareholders is subject to the restrictions described in notes 5, Supplemental Financial Data, and 7, Restrictions, Commitments and Contingencies to the consolidated financial statements (see pages 52 and 56, respectively) and is discussed in the Management's Discussion and Analysis of Financial Condition (see page 34).

Exchanges:  New York, Chicago, Pacific, London and Tokyo.

Stock Exchange Symbol:  LNC

Dividend Guideline:
The dividend on LNC's common stock is determined each quarter by the Corporation's Board of Directors. The Board takes into consideration the financial condition of the Corporation, including current and expected earnings, projected cash flows and anticipated financing needs. The Board also considers the ability to maintain the dividend through bad times as well as good. In this way, the dividend would need to be reduced only under unusual circumstances. One guideline that the Board has found useful is to consider a dividend approximately equal to five percent of the book value per share. This book value is computed excluding the impact of marking securities available-for-sale to fair value.

Item 6.  Selected Financial Data

                                 (Millions of dollars, except per share data)
Year Ended December 31              1996     1995     1994     1993     1992

Total revenue -----------------  6,721.3  6,633.3  6,179.9  7,392.8  7,267.7
Income before cumulative effect
 of accounting change(1) ------    513.6    482.2    349.9    415.3    359.2
Net income(1) -----------------    513.6    482.2    349.9    318.9    359.2
Per Share Information:
  Income before cumulative
   effect of accounting
   change(1) ------------------    $4.91    $4.63    $3.37    $4.06    $3.86
  Net income(1) ---------------     4.91     4.63     3.37     3.12     3.86
  Common stock dividend(1) ----     1.87     1.75     1.66     1.55    1.475

December 31                         1996     1995     1994     1993     1992

Assets(1) --------------------- 71,713.4 63,257.7 48,864.8 47,825.1 39,042.2
Long-term debt ----------------    626.3    659.3    474.2    422.2    489.8
Minority interest-preferred
 securities of subsidiary
 companies(2) -----------------    315.0      --       --       --       --
Shareholders' equity(1) -------  4,470.0  4,378.1  3,042.1  4,072.3  2,826.9
Market value of
 common stock(1) --------------   $52.50   $53.75   $35.00   $43.50   $37.00

(1) Factors affecting the comparability of income before cumulative effect of accounting change and net income for the 1992-1996 period are shown below (see "Supplemental Data"). Assets and shareholders' equity as of December 31, 1996, 1995, 1994 and 1993 include the effect of carrying securities available-for-sale at their fair values. At the end of 1992, the bulk of the securities owned by LNC were carried at amortized cost. Per share amounts were affected by the issuance in February 1993 of 9,200,000 shares of common stock and the retirement of 500,000 and 694,582 shares of common stock in November 1994 and the fourth quarter of 1996, respectively. For other factors affecting comparability see the review of operations for each segment.

(2) Also known as "Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Solely Junior Subordinated Deferrable Interest Debentures of Company."


Supplemental Data

Year Ended December 31  (in millions) 1996     1995     1994     1993     1992

Income from operations(1)---------- $434.1   $306.5   $389.8   $343.5   $240.6
Realized gain (loss) on investments,
 net of related amortization,
 expenses and taxes ---------------   79.5    136.4    (88.7)   170.3    118.6
Gain (loss) on sale of affiliates/
 operating property, net of taxes - -- 39.3 48.8 (98.5) -- Cumulative effect of accounting
 change (postretirement benefits) -     --       --       --    (96.4)      --
   Net Income --------------------- $513.6   $482.2   $349.9   $318.9   $359.2

(1) Income from operations is defined as "Net Income" less realized gain
(loss) on investments, gain (loss) on sale of affiliates/operating property and cumulative effect of accounting change, all net of taxes.

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

The pages to follow review LNC's results of operations and financial condi-tion. Historical financial information is presented and analyzed. Where appropriate, factors that may affect future financial performance are identified and discussed. Actual results could differ materially from those indicated in forward-looking statements due to, among other specific changes currently not known, subsequent significant changes in: the company (e.g., acquisitions and divestitures), financial markets (e.g., interest rates and securities markets), legislation (e.g., taxes and product taxation), regulations (e.g., insurance and securities regulations), acts of God (e.g., hurricanes, earthquakes and storms), other insurance risks (e.g., policyholder mortality and morbidity) and competition.

On pages 11 through 21, the financial results of LNC's four business segments and other operations are presented and discussed. Within these business segment discussions, reference is made to "Income from Operations" (see definition in Item 6 above). Pages 22 through 34 discuss factors that have affected specific elements of the consolidated financial statements as well as information pertaining to LNC as a whole.

This "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the audited financial statements and accompanying notes presented on pages 36 through 68.


Review of Operations: Life Insurance and Annuities

Year Ended December 31 (in millions)     1996     1995     1994     1993   1992

Financial Results by Source
Lincoln Life/LLANY/First Penn -
 Annuities --------------------------  $165.0   $149.3   $120.0   $ 96.5 $ 73.9
Lincoln Life/LLANY/First Penn -
 Insurance --------------------------    36.4     31.1     34.2     37.8   46.8
Lincoln National (UK) ---------------    66.0     45.9     17.2     11.8    9.2
American States Life ----------------    12.2     13.0     12.4     12.1   11.1
Lincoln Life/LLANY - Pensions -------     2.9     22.1     22.4     30.6   15.5
Lincoln Life - Disability Income(1) -     --     (18.3)   (14.9)     3.5  (19.6)
Other -------------------------------     8.3      8.5     (5.5)   (17.0)  14.0
  Income from Operations(2) ---------   290.8    251.6    185.8    175.3  150.9
Realized Gain (Loss) on
 Investments/Operating Properties(3)-    39.1     82.5    (91.7)    59.3   --
  Net Income(2) ---------------------  $329.9   $334.1   $ 94.1   $234.6 $150.9



December 31        (in billions)    1996     1995     1994     1993     1992

Account Values
Lincoln Life/LLANY/First Penn -
 Annuities ---------------------- $38.017  $30.316  $24.604  $20.923  $16.327
Reinsurance Ceded - Annuities ---  (1.816)  (1.778)  (1.536)   (.690)   (.207)
Lincoln Life/LLANY - 401k
 Retirement Plans ---------------   2.920    2.428    1.861    1.518    1.186
Lincoln Life/LLANY - Other
 Pensions -----------------------   4.912    5.583    5.548    5.454    5.081
Lincoln Life/LLANY/First Penn -
 Universal and Variable Life
 Insurance ----------------------   2.869    2.629    2.392    2.207    1.988
American States Life ------------    .343     .317     .286     .255     .217
  Total U.S. Account Values -----  47.245   39.495   33.155   29.667   24.592
Lincoln National (UK) -
             Unit Linked --------   5.074    4.307    1.320    1.235     .652
  Total Account Values ---------- $52.319  $43.802  $34.475  $30.902  $25.244


(1) Lincoln stopped writing disability income coverages on a direct basis at the end of March 1996. The administration of this business was moved to the Reinsurance segment at the end of September 1995.

(2) Income from operations and net income of the annuities and pension sub-segments for 1993 include an increase in the estimate of net investment income ($26.0 million after-tax) related to a refinement in the method used to calculate its estimated effective yields on mortgage-backed securities.

(3) Prior to 1993, all realized gain (loss) on investments was included in Other Operations. Realized gain (loss) on investments for 1993 includes an increase in the allowance for losses for mortgage loans ($42.3 million after-tax) related to a change in accounting for the impairment of mortgage loans as prescribed by Financial Accounting Standard No. 114.


LNC's Life Insurance and Annuities segment reported its seventh consecutive year of record earnings in 1996. Income from operations increased 16% to $290.8 million in 1996 from $251.6 million in 1995. This increase was produced primarily through the continued growth of annuity business in the United States and increased unit-linked life insurance and pension business in the United Kingdom.

Profile
The Life Insurance and Annuities segment is composed of the operations of Lincoln National Life ("Lincoln Life"), Lincoln National(UK) plc ("Lincoln
(UK)") First Penn-Pacific ("First Penn"), Lincoln Life & Annuity Company of New York and American States Life. As shown above, this segment has combined annuity, 401(k) retirement plan, life insurance and pension account values of $52.3 billion. This segment's family of companies have more than $88 billion of life insurance in-force.

Based in Fort Wayne, Ind., Lincoln Life is the 12th largest life insurer in the United States as measured by assets (Best's Review, Life-Health Edition, September 1996). Lincoln (UK), located in Uxbridge, England, is the 8th largest unit-linked life insurer in the United Kingdom as measured by 1995 premiums of companies that write predominantly unit-linked life insurance and pension business (Money Management, June 1996). Unit-linked policies are similar to variable life insurance policies in the United States.

First Penn, headquartered in Oakbrook Terrace, Ill., is known for product innovations such as MoneyGuard, a life insurance policy with long-term care benefits. Lincoln Life & Annuity Company of New York, based in Syracuse, N.Y., was established in 1996. American States Life, based in Indianapolis, serves the income protection needs of individuals who are clients of independent agencies associated with American States Insurance Company, LNC's property-casualty affiliate.

Varied Distribution
The five companies in LNC's Life Insurance and Annuities segment reach their customers through multiple distribution channels that include career agents, independent agencies, insurance brokers, banks, stockbrokers and financial planners in the U.S. and, in the U.K., a direct sales force and tied agents.

Lincoln Life's wealth accumulation and wealth protection products are sold in 49 states through the approximately 1,700 career agents and 16,100 insurance brokers associated with the 38 regional offices of Lincoln Financial Group, as well as 57,100 stockbrokers and financial planners. The Lincoln Life product portfolio includes: fixed and variable annuities; term, universal and variable universal life insurance; and 401(k) retirement plans.

Lincoln Financial Group began a profound evolution in 1996. Its regional marketing offices are becoming a network of regional financial planning offices, emphasizing the value of the one-to-one, consultative, needs-based approach that such a network can offer each of its customers.

First Penn offers annuities through banks, universal life insurance through independent marketers and life insurance through brokers and Lincoln Financial Group agents. Lincoln Life & Annuity Company of New York distributes annuities, 401(k) and insurance products in the state of New York through brokers. The universal and term life insurance products of American States Life are offered through 4,800 independent property-casualty agencies.

Lincoln (UK) offers life, investment and income protection and retirement planning products primarily through approximately 1,700 direct sales representatives and tied agents.

Lincoln Life Transformation
A major transformation of processes begun in 1995 is designed to create major improvements in service, products and expense levels at Lincoln Life. As part of this transformation effort, Lincoln Life is narrowing its focus to four target markets: small-to medium-sized businesses; not-for-profit organizations; retirees with investable assets and individuals with high net worth. Expenses for transformation efforts reduced operating earnings $18.5 million, after-tax, in 1996. The initial phase of these efforts is scheduled to be completed by the end of 1997, after which the related expenses are expected to decline.

Annuities
The combined annuity earnings of Lincoln Life, Lincoln Life & Annuity Company of New York and First Penn grew nearly 11% to a record $165.0 million in 1996. The engine of this growth was a 25% rise in annuity account values, which reached $38.0 billion at the end of the year. Business from Lincoln Life career agents represents half of this total. Business from stockbrokers and financial planners contributes 39% of annuity account values. The remaining 11% is from financial institutions.

The acquisition of a block of group tax-qualified annuity business from UNUM, completed in the fourth quarter of 1996, added $2.7 billion to annuity account values in 1996. With this transaction, Lincoln Life became one of the nation's four largest writers of tax-qualified annuities for employees of non-profit organizations (Best's Policy Reports, July 1996).

Lincoln Life, Lincoln Life & Annuity Company of New York and First Penn amassed $4.0 billion in annuity deposits in 1996, an 8% increase from 1995. The increase was tempered by increased competition from other insurers in the bank marketplace. Lincoln Life's career agents produced 50% of this business segment's annuity deposits in 1996. Stockbrokers and financial planners generated 46% and distribution through financial institutions accounted for 4%.

According to the most recent statistics available, Lincoln Life was the nation's leading writer of individual annuities and the second largest writer of individual variable annuities in 1995 (Best's Policy Reports, July 1996). Approximately half of Lincoln Life's annuity business is variable and not subject to interest rate risk.

U.S. Life Insurance
Operating income from this segment's life insurance operations in the United States was $48.7 million, a 10% increase from 1995. Combined universal life and variable universal life account values increased 9% in 1996 to $2.9 billion. Across the industry, life insurance sales have been flat to declining for several years. Since 1994, however, life insurance sales by Lincoln Life and First Penn have been compounding in excess of 25%.

Term life and variable universal life insurance represent an increasing portion of new sales for this segment's U.S. based companies. First Penn introduced a new term life product in mid-1995 and since then has issued 45,000 of these policies with a total face value of $9 billion. Lincoln Life re-entered the term life market in 1996 through sales of First Penn's product. Lincoln Life's variable universal life sales, as measured by first-year premiums, increased 50% in 1996. These sales, coupled with First Penn's term life business, account for one-third of the entire segment's life insurance sales.

Lincoln (UK)
Income from operations for Lincoln (UK) advanced to $66.0 million in 1996, up from $45.9 million in 1995. Production of new business at LNC's British life insurance and pension company increased 21% in 1996. Twenty-seven percent of the Life Insurance and Annuities segment's $88 billion of life insurance in-force is with this LNC affiliate. Lincoln (UK) grew rapidly in 1995 with the acquisition of two companies. Efforts to realize expense savings from the merging of their operations will continue in 1997. Agent recruitment, training and teleservicing support also are priorities at Lincoln (UK) in 1997.

Pensions
Lincoln Life's pension business is focused on 401(k) retirement plan sales and service. By targeting companies with fewer than 100 employees, 90% of which have not yet established 401(k) plans, Lincoln Life's new 401(k) deposits have averaged annual increases of 30% for 10 years. Total 401(k) deposits in 1996 increased 6% over 1995, when total deposits rose 37%. The service capacity demanded by this steep increase in volume has put pressure on 401(k) earnings.

Lincoln Life entered into an alliance in 1996 to transfer regulatory and reporting aspects of its 401(k) servicing to a third-party administrator for nearly one-third of its 401(k) plans. The other two-thirds of Lincoln Life's 401(k) plans already obtain regulatory and reporting services through other administrators. This outsourcing of a selected portion of 401(k) plan servicing is expected to produce a meaningful reduction in expenses. Lincoln Life continues to provide fund transfer and statement services to its 401(k) plan participants.

The remainder of Lincoln Life's pension operations consist primarily of guaranteed interest contracts (GICs) and group pension annuities (GPAs). Lincoln Life ceased writing GICs and GPAs in the third quarter of 1995 because neither fit its sharper focus in the small-business retirement planning market. Lincoln Life's total pension account values, excluding the 401(k) business, declined to $4.9 billion in 1996 from $5.6 billion in 1995.

Outlook
Annuities growth and transformation benefits figure prominently in this segment's near-term forecast. Annuities grew to 38% of LNC's total operating earnings in 1996 and are expected to continue to drive earnings over the next several years. Access to New York's annuity market through a new subsidiary promises to boost annuity earnings even higher. The initial phase of Lincoln Life's transformation efforts is expected to conclude by the end of 1997.
This endeavor aims at raising service levels to match the best service available from Lincoln Life's competitors, including the top mutual fund companies. Results were evident in the closing months of 1996: Increased life insurance and annuity business in the fourth quarter was attributable in part to transformation-related service enhancements.

Review of Operations: Reinsurance

Year Ended December 31 (in millions)  1996     1995     1994     1993     1992

Financial Results by Source
Individual Markets ---------------   $49.9    $43.4    $41.4    $34.6    $33.5
Group Markets --------------------    19.0     25.2     21.6     19.5     15.4
Financial Reinsurance ------------    16.4     10.2     14.7     20.5     16.3
Other ----------------------------     (.2)      .7     (1.9)    (1.7)      .4
  Income from Operations,
   excluding Disability Income ---    85.1     79.5     75.8     72.9     65.6
Disability Income(1) -------------   (11.1)  (132.2)    (9.2)   (54.0)    (7.3)
  Income from Operations(1) ------    74.0    (52.7)    66.6     18.9     58.3

Realized Gain (Loss) on
 Investments(2) ------------------    11.7     10.7       .5     (1.6)      --

  Net Income (Loss)(1)------------  $ 85.7   $(42.0)   $67.1    $17.3    $58.3


Sales and In-Force
Individual Life Sales (in billions) $ 26.6    $22.7    $19.9    $17.3    $14.0

December 31          (in billions)    1996     1995     1994     1993     1992

Individual and Group Life
 Insurance In-Force --------------  $160.9   $142.8   $125.6   $118.0   $113.6


(1) Income from operations and net income for 1995 and 1993 include the impact of a change in estimate of the reserve level needed for LNC's disability income business ($121.6 million and $32.8 million after-tax, respectively).

(2) Prior to 1993, all realized gain (loss) on investments was included in Other Operations.


LNC's Reinsurance segment, conducted through the Lincoln National Reinsurance companies ("LNRC"), reported record income from operations of $74.0 million in 1996. For the year, LNRC's individual and group life business in-force increased an impressive 13% to $160.9 billion.

Profile
LNRC is one of the leading life-health reinsurers in the world, based on net premium income (LNC Report and Swiss Re, Economic Studies, June 1996). LNRC reported to regulatory authorities consolidated, worldwide net premium income of $2.1 billion in 1996. However, LNRC does not peg its stature solely on its size. Nor does it compete primarily on the basis of price. LNRC brings value to the marketplace by expanding the reinsurance concept beyond traditional risk transfer. LNRC develops mass customized risk management solutions to share risk, knowledge, capital and strategic alliance capabilities.

Mass Customization
Rather than provide a simple risk-transfer commodity, LNRC packages and distributes modular pricing, underwriting, systems, alliance resources, marketing consultation, product development and claims management components to meet the needs of client companies in a mass customized approach. More than 600 customized transactions were completed by LNRC in 1996. LNRC has a current client base of more than 1,700 U.S. and 200 international companies. Its client retention rate exceeds 95%.

LNRC reorganized in 1996 to apply its mass customization approach on a global basis. International and domestic operations are now combined in each of LNRC's three major business categories: individual markets, group markets and financial reinsurance. Each now offers its customers a global service and knowledge base and products conceptualized for worldwide application. For domestic clients, LNRC will be able to offer deeper insights for delivering products and services in new environments. For international clients, it means increased access to LNRC's technical services and a faster processing cycle.

Doing business in more than 50 countries, LNRC seeks to develop an even greater global presence. LNRC established new offices in London, Tel Aviv and Singapore in 1996 and plans to have an office in Buenos Aires in 1997.

Knowledge Management
An underwriting manual introduced by LNRC more than a decade ago quickly set the industry standard for life and health risk selection. This manual is used to assist in making underwriting decisions at approximately 500 North American life and health insurance companies. Lincoln National Risk Management ("LNRM"), an LNRC company, develops proprietary knowledge-based systems that are used throughout the insurance industry.

LNRM's patented Life Underwriting System ("LUS"), which uses a state-of-the-art risk management technology, is licensed to more than 50 life insurance companies in the U.S. and Canada. The companies using LUS wrote approximately 20% of all the individual life insurance applications taken in the United States and Canada in 1996.

Five other proprietary knowledge-based systems similarly leverage LNRC's knowledge throughout the industry. A health insurance counterpart to LUS, Individual Medical Expense Underwriting System, is in production. Lincoln Mortality System, patent pending, aids the development of preferred term life products. Life Claim System ("LCS") processes claims for life and disability income coverage. Remote Data Capture is a laptop-based system for agents and brokers to collect and analyze the data necessary to complete or take life insurance applications. Datalliance [registered trademark], an electronic data interchange switchboard, links agents, insurers, information sources and reinsurers.

Alliance Management
LNRC develops solutions that call upon the capabilities of nearly 40 alliance partners. These solutions are delivered seamlessly by LNRC and are provided through a "virtual organization" of direct marketers, medical equipment suppliers, electronic information providers and variable life and annuity administration vendors. For example, LNRC clients can quickly enter the variable life and annuity market by distributing products from alliance partners. Another example is LNRC's joint ownership of Reinsurance Marketing ("ReMark"), a direct marketing company based in the Netherlands that seeks out business opportunities with banks and insurers.

Individual Markets
Superior customer service, particularly the information flow provided by LUS, differentiates LNRC in the increasingly competitive individual life markets. Operating income from individual life business has grown at a compound annual rate of 13% for the past three years. In 1996, operating income grew 15% from the previous year to $49.9 million. Favorable life mortality was an important factor. Sales volume, measured by face amount of new business, increased 17% in 1996 to $26.6 billion. Individual life sales maintained their consistent growth pattern: They have increased at a compound annual rate of 15% for the last three years.

Group Markets
LNRC's mass customization approach is well suited to the group life and health market's wide range of clients, which includes life and health insurers, financial services companies, HMOs and other managed health care entities, self-funded employer coverage plans and associations. Operating earnings from group life and health business in 1996 decreased $6.2 million from the previous year to $19.0 million. An increase in claims was the primary factor. Total revenue in the group markets grew 16% to $289.5 million.

Financial Reinsurance
As the financial reinsurance marketplace evolves, regulatory changes have spurred a move away from using reinsurance as a means of providing capital for insurance companies. However, LNRC's financial reinsurance operating earnings grew by more than $6 million in 1996 to $16.4 million, halting a two-year decline. Trends are emerging that represent growth opportunities in this business. For example, as the property-casualty insurance industry consolidates, some companies are seeking financial reinsurance and finite risk solutions rather than traditional catastrophic reinsurance. LNRC is well positioned to take advantage of this shift. The use of annuity reinsurance to cover investment risk is another growth opportunity, as is the development of blended reinsurance and capital markets instruments.

Disability Income
Lincoln Life, the largest company in LNC's Life Insurance and Annuities segment, withdrew from the difficult direct disability income market in 1996. Since the fourth quarter of 1995, LNRC has managed Lincoln Life's block of direct disability income business as well as its own block of reinsurance disability income business. LNRC's challenge is to minimize losses on this in-force business. Losses were $11.1 million in 1996.

LNC took a charge against earnings of $121.6 million, after-tax, in the fourth quarter of 1995 to strengthen reserves related to its direct and reinsurance individual disability income business. The reserves were established assuming that recent experience would continue. If incidence levels or claim terminations vary significantly from LNC's assumptions, further adjustments to reserves may be required.

Outlook
LNRC's organizational shift in 1996 to a global reinsurance consultant that senses and responds to client needs with mass customized solutions is expected to significantly enhance revenue growth. LNRC also should benefit by continuing to build partnerships with financial institutions that are entering life insurance markets. LNRC's goal is to exceed $100 million in annual operating earnings by the year 2000.


Review of Operations: Property-Casualty


Year Ended December 31 (in millions)  1996     1995     1994     1993     1992

Financial Results by Source
Underwriting Loss:
  Personal Insurance -------------- $(39.8)  $(21.2)  $(30.2)  $(13.5)  $(31.8)
  Commercial Insurance ------------  (20.8)   (26.9)   (19.5)   (68.2)  (133.3)
Investment Income -----------------  200.6    200.7    208.5    217.0    242.4
Other -----------------------------    1.2      --       --      (1.4)      .3
Minority Interest(1) --------------  (18.1)     --       --       --       --
 Income from Operations -----------  123.1    152.6    158.8    133.9     77.6
Realized Gain on Investments(2) ---   21.2     32.1     12.8     91.8      --
Loss on Sale of Affiliates/
 Operating Property ---------------    --     (18.4)     --       --       --
  Net Income ---------------------- $144.3   $166.3   $171.6   $225.7   $ 77.6

Catastrophe Losses(3) ------------- $102.6   $ 80.3   $ 71.9   $ 58.3   $106.9
Natural Peril Losses(4) -----------  165.6    122.1    140.5    122.7    151.6

Combined Loss and Expense Ratios(5)
Personal Insurance ----------------  109.3%   104.8%   107.8%   103.0%   105.5%
Commercial Insurance --------------  103.2%   105.0%   104.4%   110.3%   116.5%
Consolidated Combined Ratio -------  105.8%   104.9%   105.7%   107.5%   112.7%
Consolidated Combined Ratios:
  Excluding Catastrophe Losses ----   99.5%   100.1%   101.5%   104.3%   107.6%
  Excluding Natural Peril Losses --   95.5%    97.6%    97.5%   100.8%   105.5%



(1) Minority interest was recorded following the sale of 16.7% of the principal subsidiary within the Property-Casualty segment (see note 12 to the consolidated financial statements on page 67).

(2) Prior to 1993, all realized gain (loss) on investments was included in Other Operations.

(3) Effective January 1, 1997 an event or series of related events must be in excess of $25 million in order to be deemed catastrophe losses.

(4) A company-defined term for losses caused by wind, hail, water (including freezing water) and earthquake, regardless of the size of any individual event, including the catastrophe losses shown above.

(5) The combined loss and expense ratio is the ratio of losses and loss expenses incurred to net earned premiums plus the ratio of underwriting expense to net premiums written.


LNC's Property-Casualty segment reported income from operations of $123.1 million in 1996, compared with previous year's earnings of $152.6 million. This decline is attributable to LNC's reduced ownership of American States Financial Corporation ("American States") -- 83% since the initial public offering in May -- and higher natural peril losses. Natural peril losses in 1996, after minority interest and taxes, were $98.4 million, compared with

$79.4 million in 1995. Across the industry, there was a greater frequency of weather-related property-casualty insurance claims in 1996 than in any previous year (American Insurance Services Group study, Wall Street Journal, Jan. 15, 1997).

The Property-Casualty segment's net written premium decreased 4.2% in 1996 to $1.6 billion. Net investment income contributed $200.6 million to 1996 income from operations, essentially flat compared with 1995.

Profile
LNC's Property-Casualty segment consists primarily of American States and its consolidated subsidiaries. American States offers a broad spectrum of personal and commercial lines insurance in most of the United States. The company's market focus is on providing commercial insurance to small-to medium-sized businesses and preferred personal lines coverage to individuals. The greatest concentration of business and market share is in eight "core" states in the Midwest and Pacific Northwest, where half of American States' net written premium is produced. Headquartered in Indianapolis, American States ranks 31st among property-casualty insurers in the United States, as measured by net written premium (A.M. Best Aggregates & Averages, 1996).

Initial Public Offering
LNC's property-casualty operating earnings were reduced $18.1 million in 1996 as a result of its decreased ownership percentage of American States. Seventeen percent of American States was sold in an initial public offering in May. LNC retains the remaining 83%. While proceeds from the offering remained at American States, a special dividend of $300 million was paid to LNC before the offering and American States will make $300 million in debt repayments to LNC over the next few years.

Distribution
American States has strong, long-term relationships with nearly 4,800 independent local agencies. Two-thirds have represented American States for 10 or more years. Nearly 600 of these agencies are associated with banks.

Realignment
In November 1995, American States announced a realignment of its field structure designed to reduce expenses and enhance growth. By 1998, American States will have consolidated most of the underwriting and certain administrative operations of 20 division offices into four regional offices. American States continues to provide sales, claims and technology support services for agencies and policyholders from more than 200 locations. Additionally, the company created 24 field executive positions to build even stronger working relationships with its agencies. Realignment produced nearly $9 million in 1996 expense savings, after-tax, compared to 1995. By 1998, this effort appears on target to produce annual expense savings of approximately $30 million, after-tax.

Combined Ratio
The Property-Casualty segment's combined ratio increased to 105.8% in 1996, compared with 104.9% in 1995. Natural perils contributed 10.3 points to the combined ratio in 1996, compared with 7.3 points in 1995. The Property-Casualty segment's combined ratio reached a high of 112.7% in 1992, which marked the beginning of American States' strategy to reduce market share in underperforming business lines, lower premium volume in targeted areas and focus on profitable agencies. American States' book of business has been reduced by approximately 20% since 1992. At the same time, operating income has nearly doubled. American States' goal is a combined ratio of 100%, which would result in a return on equity of approximately 15%.

Personal Lines
Personal lines business represented 43% of the Property-Casualty segment's total net written premium for 1996. The personal lines underwriting loss was $39.8 million in 1996, compared with a $21.2 million loss in 1995. The combined ratio in personal lines was 109.3% in 1996, compared with 104.8% in 1995. Natural peril losses contributed 13.9 points to the personal lines combined ratio in 1996, compared with 10.0 points in 1995. American States' personal lines business is predominantly private passenger auto and homeowners' coverage.

Private passenger auto represents 68% of American State's personal lines business, nearly all of it in the preferred market. American States will continue to focus on writing more private passenger auto policies, especially for small-business owners with commercial lines accounts. Homeowners' insurance earnings deteriorated in 1996 due to higher storm losses. American

States is reducing its overall homeowners' exposure, which represents 27% of its net written premium in personal lines. At the same time, American States is seeking modest growth in homeowners' business in the handful of states where this coverage is profitable.

Commercial Lines
Commercial lines business represented 57% of the Property-Casualty segment's total net written premium for 1996. Commercial lines had a $20.8 million underwriting loss in 1996, compared with a $26.9 million loss in 1995. The commercial lines combined ratio improved to 103.2% in 1996, compared with 105.0% in 1995. Natural peril losses contributed 7.6 points to the commercial lines combined ratio in 1996, compared with 5.4 points in 1995.

American States is noted as the nation's second largest writer of commercial lines insurance for small-to medium-sized businesses with 50 or fewer employees and the largest operating through the independent agency system (Conning & Co. Study, 1995). American States targets small-to medium-sized businesses engaged in retail, wholesale, service, contracting and other trades. Its commercial clients include relatively few manufacturing and industrial operations. American States' long-term relationships with independent agencies are especially important in this market: Independent agencies dominate the distribution of commercial lines products to small-to medium-sized businesses.

Automation Edge
American States, through interactive systems available in its agents' offices, provides fully automated policy production and services in both personal and commercial lines. The result: It's easier and more economical for an agency to do business with American States. The company uses knowledge-based systems in its claims operation and is implementing knowledge-based underwriting systems in its personal lines business. American States also is developing knowledge-based applications for selected commercial lines business. The company's strides in automation are enabling it to consolidate offices and empower agents at the point of sale.

Outlook
Fourth-quarter net written premium at American States grew slightly from the same period in 1995. This gives a clear signal that the market impact of field office realignment is behind the company and may signify the end of a period of declining premiums. American States is positioned to renew both unit and premium growth in 1997. A key element of this growth strategy is to leverage the company's strength in the commercial lines market. Personal lines products, such as life and private passenger auto insurance, will be marketed along with commercial lines coverage to owners of small-to medium -sized businesses. American States, which operates in more than 40 states, seeks to increase market share in its eight "core" states. Concurrently, it is concentrating additional resources to increase both market share and agency representation in 10 states where the company believes its market position and favorable regulatory environments offer the potential for profitable growth.

Review of Operations:  Investment Management (1)


Year Ended December 31 (in millions)   1996     1995     1994     1993     1992

Fees and Income
Investment Advisory Fees-Regular -- $ 186.1   $126.6    $ --     $ --     $ --
Investment Advisory Fees-at Cost --    61.6     42.8      --       --       --
Other Revenue ---------------------    24.7     16.1      --       --       --

Income from Operations ------------ $  11.7    $14.7    $ --     $ --     $ --
Realized Gain on Investments ------     5.2      4.3      --       --       --
  Net Income ---------------------- $  16.9    $19.0    $ --     $ --     $ --

Year Ended December 31 (in billions)   1996     1995     1994     1993     1992

Assets Managed
Assets Managed-Regular:
  Institutional-Fixed ------------- $11.588  $ 7.720  $ 6.284  $ 3.485  $ 2.657
  Institutional-Equity ------------  23.835   22.537   19.217   19.721   18.300
  Retail-Fixed --------------------   4.609    4.995    4.877    5.309    4.587
  Retail-Equity -------------------  11.507    8.223    6.070    6.220    5.101
    Total Assets Under Management
     Within the Investment Manage-
     ment Segment at Regular Fees -  51.539   43.475   36.448   34.735   30.645

Assets Managed by Lincoln
 Investment Management at Cost ----  30.471   33.084   27.847   28.411   24.777
Assets Managed by Non-LNC
 Affiliates -----------------------  16.209   12.961    9.447    9.875    6.711
Assets Managed by Lincoln
 National (UK) --------------------   6.865    5.375    1.571    1.503     .783
    Total Assets Managed ----------$105.084  $94.895  $75.313  $74.524  $62.916


(1) This segment was added in April 1995 following the acquisition of Delaware Management Holdings, Inc. (see note 12 to the consolidated financial statements on page 67). Assets managed shown above includes data for Delaware Management Holdings, Inc. prior to the April 1995 acquisition.

LNC's Investment Management segment, conducted through Lincoln National Investments Inc. ("LNI"), reported income from operations of $11.7 million in 1996, compared with $14.7 million in 1995. The decrease was primarily caused by an increase in expenses related to retail mutual fund growth initiatives. This segment's 1996 operating income, excluding amortization of goodwill and other intangibles, was $35.4 million.

Profile
LNC began reporting Investment Management as a separate business segment in April 1995 when LNC completed its strategic acquisition of Delaware Management Holdings, Inc. ("Delaware"). Although investment management has long been an area of expertise within LNC, the addition of Delaware signaled LNC's intention to expand its role as a money manager and meet its objective to become a top-tier company in the financial services industry. Particular emphasis is being given to accelerating the growth of Delaware's mutual funds operation.

The companies that comprise the Investment Management segment are: Delaware; Lynch & Mayer, Inc.; Vantage Global Advisors, Inc. ("Vantage"); and, through 1996, Lincoln Investment Management, Inc. Delaware is located in Philadelphia. Lynch & Mayer and Vantage each have separate headquarters in New York City. Lincoln Investment Management is based in Fort Wayne, Ind.

Complementary Approaches
Delaware, Lynch & Mayer, Vantage and Lincoln Investment Management operate autonomously and are encouraged to preserve their distinctive cultures and investment styles. Their breadth of complementary styles and strengths is a prudent way to diversify risks, especially in today's sometimes uncertain and volatile investment markets.

Delaware is best known for a conservative, "value" investment style that focuses on stocks with above-average dividend yields. Delaware also is recognized for its small-cap and mid-cap growth investment styles and its expertise in municipal and high-yield bonds. Delaware's London operation adds to the overall international expertise of Lincoln National.

Lynch & Mayer pursues a growth investment style and specializes in mid-cap and large-cap equities, as well as investment partnerships. Vantage invests in undervalued companies that have strong potential for above-average growth. It employs a disciplined, systematic, risk-controlled investment approach.

Lincoln Investment Management is the investment advisor for LNC's insurance operations and is best known as a manager of fixed-income assets for insurance and pension clients. Effective January 1, 1997, this operation was moved from the Investment Management segment to Other Operations. This move allows Lincoln Investment Management to concentrate its resources on its advisory role to LNC.

Assets Under Management
Of the $105.1 billion in assets managed by LNC as of December 31, 1996, LNI managed $82.0 billion. The remainder includes $6.9 billion managed by Lincoln
(UK) and $16.2 billion subcontracted to outside investment managers. Domestic institutional assets represent $61.6 billion of LNI's total assets under management. Domestic retail assets represent $15.6 billion of the total. International equity and global bond assets managed by Delaware's London operations account for $4.8 billion.

Distribution
Multiple distribution channels enable LNI to deliver its broad range of products to an expanding community of retail and institutional investors. LNI's retail mutual funds are marketed through: regional and national broker/dealers; financial planners; insurance agents, including those associated with the regional marketing offices of Lincoln Life; and banks. LNI's institutional products are marketed primarily by its sales force in conjunction with pension consultants. They also are offered to defined benefit and defined contribution plan sponsors, endowments, foundations and insurance companies.

Retail Mutual Funds
LNI's retail mutual fund and wrap fee assets totaled $16.1 billion at December 31, 1996. Delaware, which houses LNI's retail mutual fund operations, offers 38 open-end retail mutual funds and two closed-end funds. These funds had assets under management of $10.2 billion. The remaining $5.9 billion was wrap-fee business and retail mutual funds managed by Lynch & Mayer and Vantage. Internal growth initiatives begun in mid-1996 at Delaware are designed to add wholesalers, broaden retail mutual fund options and upgrade service. Expenses related to these ongoing initiatives in 1996 were $2.3 million, after-tax.

Delaware is the platform from which LNI has launched a more aggressive retail mutual fund strategy. As part of this strategy, LNC announced plans in January 1997 to acquire Voyageur Fund Managers, Inc. ("Voyageur"). Completion of the acquisition is expected in the spring of 1997. Minneapolis-based Voyageur manages 23 open-end single-state municipal bond funds, nine other open-end retail mutual funds, six closed-end funds, four national tax-free funds and several retail unit investment trusts. The Voyageur acquisition will add $2.8 billion to LNI's assets under management.

Institutional Investment Management
LNI's institutional investment management business had assets under management of $65.9 billion at December 31, 1996. The 1995 acquisition of Delaware enhanced the strong position already held by Lynch & Mayer and Vantage in this mature but still growing business.

Investment Performance
Delaware's mutual funds experienced several ranking upgrades in 1996. As of December 31, 1996, seven Delaware Mutual Funds had rankings of four or five stars from Morningstar, Inc., a service that assigns rankings from one star at the lowest to five stars at the highest. These funds are: Decatur Income Fund, Delchester Fund, Decatur Total Return Fund, Tax-Free USA Fund, Tax-Free USA Intermediate Fund, Tax-Free Pennsylvania Fund and Devon Fund. The Vantage Social Awareness Fund's return was 27.96% in 1996, well ahead of the 20.27% return for the top quartile variable annuity in the Morningstar Growth Universe. This performance earned Vantage a 15th-place ranking among 691 variable annuity funds in that category.

Among institutional investment managers, Delaware produced strong results in the value equity category, with a return of 21.1% that qualified as second-quartile performance as measured by Callan's Yield Universe. In the international equity category, Delaware's return of 22.4% exceeded the 6.05% return for its comparative Morgan Stanley Capital International Europe, Australia, Far East index.

Outlook
The rapid growth of LNI's retail mutual fund business, both through internal efforts and selective acquisitions, is an essential component of LNC's long-term strategy. Delaware's marketing initiatives are at the heart of LNC's commitment to the growth of its retail-mutual fund business.


Review of Other Operations:


Year Ended December 31 (in millions) 1996     1995     1994     1993     1992

Financial Results by Source
Earnings from Unconsolidated
 Affiliate--------------------     $  --    $ 13.7   $ 14.8  $   --    $  --
Investment Management(1) ---------    --        .3      7.1      6.1      4.7
LNC Financing --------------------  (49.7)   (52.7)   (31.7)   (26.7)   (33.8)
LNC Operations -------------------  (14.8)   (19.5)   (21.8)   (22.3)   (18.2)
Other Corporate ------------------    (.9)    (1.5)    (3.9)     4.0     (3.1)
Corporate Equity Investments------    --       --       --       --     (36.6)
  Loss from Operations -----------  (65.4)   (59.7)   (35.5)   (38.9)   (87.0)

Realized Gain (Loss)
 on Investments(2) ---------------    2.2      6.2    (10.6)    19.8    118.6
Gain (Loss) on Sale of Affiliates/
 Operating Property --------------    --      58.3     48.8    (98.5)     --

Cumulative Effect of Accounting
 Change (Postretirement Benefits)     --       --       --     (96.4)     --
   Net Income (Loss) ------------- $(63.2)  $  4.8   $  2.7  $(214.0)  $ 31.6


(1) Includes results through March 31, 1995. Activity subsequent to that date was recorded within the "Investment Management" segment of business.

(2) Prior to 1993, all realized gain (loss) on investments was included in Other Operations.


The loss from operations shown above includes the earnings from LNC's investment in an unconsolidated affiliate engaged in the employee life-health benefits business (prior to the sale of this holding in October 1995, as described in note 12 to the consolidated financial statements on page 67), certain other operations that are not directly related to the business segments and unallocated corporate revenues and expenses (i.e., corporate investment income, interest expense on short-term and long-term borrowings, and corporate overhead expenses).

Corporate interest expense included within the LNC financing line above was greater for 1996 and 1995 than years prior to 1995 as the result of additions to long-term debt and minority interest-preferred securities of subsidiary companies (see liquidity and cash flow discussion on page 33). The reduction in LNC financing in 1996 compared to 1995 was the result of increased investment income following a special dividend from its major company within the Property-Casualty segment (see page 33).

Net income (loss) shown above for "Other Operations" includes the items described above under loss from operations plus the cumulative effect of the 1993 accounting change for the consolidated group of companies related to postretirement benefits, the gain (loss) on sale of affiliates/operating property (see note 12 to the consolidated financial statements on page 67) and realized gain (loss) on sale of certain investments.

REVIEW OF CONSOLIDATED OPERATIONS AND FINANCIAL CONDITION


Summary Information
                                                                   Increase
                                                                  (Decrease)
Year Ended December 31 (in millions)  1996     1995     1994     1996   1995

Insurance premiums:
Life and annuity ---------------- $  779.7 $  764.8 $  908.9       2%  (16%)
Health --------------------------    793.4    810.2  1,005.2      (2%) (19%)
Property-casualty ---------------  1,608.9  1,678.9  1,710.6      (4%)  (2%)

Insurance fees ------------------    628.2    523.2    449.6      20%   16%

Investment advisory fees --------    180.8    125.6      --

Net investment income -----------  2,365.9  2,251.2  1,994.6       5%   13%

Equity in earnings of
 unconsolidated affiliates ------      1.4     12.4     14.7           (16%)

Realized gain (loss)
 on investments -----------------    128.1    215.6   (130.8)

Gain (loss) on sale of affiliates/
 operating property -------------      --      54.2     48.8

Other revenue -------------------    234.9    197.1    178.2      20%   11%

Insurance benefits and expenses:
Life and annuity ----------------  2,044.0  2,081.7  2,174.0      (2%)  (4%)
Health --------------------------    674.9    822.0    758.7     (18%)   8%
Property-casualty ---------------  1,202.4  1,209.5  1,262.5      (1%)  (4%)

Expenses:
Operating expenses --------------  2,003.0  1,821.0  1,558.8      10%   17%
Interest and debt expenses ------     84.7     72.5     49.5      17%   47%

Federal income taxes ------------    179.2    144.4     26.4      24%

Minority interest in
 consolidated subsidiaries ------     19.5      --       --


REVIEW OF CONSOLIDATED OPERATIONS

Insurance Premiums
Life and annuity premiums increased $14.9 million or 2% in 1996 compared to 1995 as the result of increased volumes of business in the Reinsurance segment being partially offset by a decrease in premium in the Life Insurance and Annuities segment. Life and annuity premiums decreased $144.1 million or 16% in 1995 compared with 1994. This decrease is the net result of an increase in business volume from the Reinsurance segment (9% increase) being more than offset by a decrease in volume from the U.S. portion of the Life Insurance and Annuities segment (10% decrease) and a decrease from the United Kingdom component of the Life Insurance and Annuities segment (51% decrease). This decrease in the United Kingdom component was the net result of: 1) increases from the premiums generated by the newly acquired U.K. companies (see note 12 to the consolidated financial statements on page 67) and; 2) decreases due to modifying, on a prospective basis, the classification of premiums associated with unit-linked transactions within Lincoln National (UK) to more closely conform to the classification used for universal life transactions within the U.S. operations. As noted below, there is a corresponding decrease in life and annuity benefits. Prior period data was not reclassified because the amounts involved are not material to consolidated revenue. Barring the passage of unfavorable tax legislation that would eliminate the tax-advantages for some of LNC's life and annuity products, LNC expects life and annuity premium growth in 1997.

Health premiums decreased $16.8 million or 2% in 1996 as a result of increased volumes of business in the Reinsurance segment being more than offset by decreases in the Life Insurance and Annuities segment due to the withdrawal from the disability income business. Excluding the activity of its direct writer of employee life-health coverages, which was sold in 1994 (see note 12 to the consolidated financial statements on page 67), LNC's health premiums increased $97.5 million or 14% in 1995. The increases in both years were the result of increased volumes of business in the Reinsurance segment.

Property-casualty premiums decreased $70.0 million or 4% in 1996 following decreases of 2% in 1995 and 7% in 1994. These decreases were the result of a program initiated in 1992 that involved a re-evaluation of underwriting actions with a focus on account selection, risk evaluation and pricing. A special emphasis is being placed on reversing the downward trend of the last three years and increasing premiums in 1997. However, the volume of premium that this segment will produce in 1997 is partially dependent upon whether the property-casualty insurance marketplace allows price increases that are necessary to maintain and improve profitability.

Insurance Fees
Insurance fees from universal life, other interest-sensitive life insurance contracts and variable life insurance contracts increased $105.0 million or 20% in 1996 and $73.6 million or 16% in 1995. These increases are the result of an increase in the volume of transactions and a market-driven increase in the value of existing customer accounts upon which some of the fees are based in the Life Insurance and Annuities segment. The growth in fees from this business is expected to continue in 1997.

Investment Advisory Fees
This line was added to the statements of income in the second quarter of 1995 following LNC's purchase of Delaware Management Holdings, Inc. (see note 12 to the consolidated financial statements on page 67). On an annualized basis, investment advisory fees increased 8.0% as the result of increased volumes and an increase in the fair value of customer accounts.

Net Investment Income
Net investment income increased $114.7 million or 5% in 1996. The impact of a 7% increase in mean invested assets was partially offset by: 1) a decrease in the yield on investments from 7.75% to 7.61% (all calculations on a cost basis) and; 2) a charge of $4.1 million in 1996 versus a benefit of $20.3 million in 1995 from the recurring adjustment of discount on mortgage-backed securities. Net investment income increased $256.6 million or 13% in 1995 as the result of a 5% increase in mean invested assets, an increase in the yield on investments from 7.30% to 7.75% and a benefit of $20.3 million in 1995 versus a charge of $13.2 million in 1994 from the recurring adjustments of discount on mortgaged-backed securities. The increase in mean invested assets for both years was the result of increased volumes of business in the Life Insurance and Annuities segment.

Equity in Earnings of Unconsolidated Affiliates
This line was added to the statements of income in 1994 to report the earnings from the remaining 29% ownership following LNC's sale of 71% of the ownership of its primary direct writer of employee life-health benefit coverages. LNC sold its 29% interest in this company in October 1995. See note 12 to the consolidated financial statements on page 67. Since this holding represented the bulk of LNC's unconsolidated affiliates, the activity in this account was minimal in 1996.

Realized Gain (Loss) on Investments
The pre-tax realized gain (loss) on investments, net of related amortization, was $128.1 million, $215.6 million and $(130.8) million in 1996, 1995 and 1994, respectively. The after-tax gain (loss) in 1996, 1995 and 1994 was $79.5 million, $136.4 million and $(88.7) million, respectively. These gains and losses were the result of the sale of investments, write-downs and provisions for losses. During 1996, LNC completed a bulk sale of performing and non-performing mortgage loans and real estate holdings through a sealed bid process. The selling price for these holdings was $6.1 million in excess of the carrying value, resulting in a gain on sale. The losses in 1994 were the result of net realized investment gains being more than offset by: 1) realized investment losses and; 2) writedowns of security investments and provisions for losses for mortgage loans and real estate. The investment losses in 1994, primarily in the second and third quarters, were the result of realizing investment losses to recover capital gains taxes paid in prior years.

Securities available-for-sale, mortgage loans on real estate and real estate that were deemed to have declines in fair value that were other than temporary were written down. The fixed maturity securities to which these write-downs apply were generally of investment grade quality at the time of purchase but were classified as "below-investment-grade" at the time of the write-downs. Also, write-downs and allowances for losses on select mortgage loans on real estate, real estate and other investments were established when the underlying value of the property was deemed to be less than the carrying value. These write-downs and provisions for losses are disclosed within the notes to the accompanying financial statements (see note 3 to the consolidated financial statements on page 46).

Gain on Sale of Affiliates/Operating Property
In 1995, LNC recorded the gain on sale of the remaining 29% of the employee life-health benefits company. Also in 1995, LNC recorded an allowance for the expected loss related to its decision to sell certain of its operating properties used in its Property-Casualty segment. In 1994, LNC recorded a gain on the sale of 71% of its interest in its primary direct writer of employee life-health benefits. See note 12 to the consolidated financial statements on page 67 for additional information.

Other Revenue
Other revenue increased $37.8 million or 20% in 1996 as the result of increases in the volume of transactions in the Reinsurance and Investment Management segments. In 1995, other revenue increased $18.9 million or 11% as the result of increases in the volume of transactions in the Life Insurance and Annuities segment.

Benefits and Settlement Expenses
Life and annuity benefit and settlement expenses decreased $37.7 million or 2% in 1996 as compared to 1995. This decrease was the result of decreased volumes of business and improved mortality in the Life Insurance and Annuities segment being partially offset by increases in volume in the Reinsurance segment. Life and annuity benefit and settlement expenses in 1995 decreased $92.3 million or 4% as compared to 1994. This decrease was the net result of an increase of 6% from the U.S. portion of the Life Insurance and Annuities segment and decreases of 2% from the Reinsurance segment and 60% from the United Kingdom portion of the Life Insurance and Annuities segment. The decrease in the United Kingdom component relates to the change in classification of life and annuity premiums noted above. The increase in life and annuity benefits expense in 1997 is expected to parallel the growth in life and annuity premiums.

Health benefits increased $39.9 million or 6% in 1996 compared to 1995 health benefits after excluding the special addition to the disability income reserve in 1995. Excluding the activity of its primary direct writer of employee life-health benefits, which was sold in 1994 (see note 12 to the consolidated financial statements on page 67), and the special addition to the disability income reserves in 1995, LNC's health benefits increased $92.7 million or 17% in 1995 as the result of increased volumes of business in the Reinsurance segment and Life Insurance and Annuities segment. See note 2 to the consolidated financial statements on page 45 regarding the special addition to the disability income reserve.

Property-casualty benefits decreased by $7.1 million or 1% in 1996 compared to 1995. This decrease is the net result of a reduction in the volumes of insurance being partially offset by increases in catastrophe and storm losses. In 1995, property-casualty benefits decreased by $53.0 million or 4% compared to 1994. This decrease was the net result of moderate decreases in the volume of business being partially offset by increases in catastrophe and storm losses. Assuming average catastrophe and storm loss experience in 1997, the increase in property-casualty benefits is expected to parallel the change in property-casualty premiums.

Underwriting, Acquisition, Insurance and Other Expenses
These expenses increased $182.0 million or 10% in 1996 as the result of increased business volumes in the Reinsurance, Investment Management and Life Insurance and Annuities segments. Excluding the impact of the subsidiary sold in 1994 (see note 12 to the consolidated financial statements on page 67), these expenses increased $349.8 million or 23.5% in 1995. The primary drivers behind this increase beyond the general inflation rate were: 1) the write-off of deferred acquisition costs associated with special additions to disability reserves and; 2) higher expenses related to increased business volumes in the Reinsurance segment and Life Insurance and Annuities segment. Also, 1995's Property-Casualty segment results included $21.0 million of expenses, primarily severance compensation, related to the consolidation of 20 divisional operations into four regional operations. Other than this special 1995 expense item, 1995 and 1996 expenses for the Property-Casualty segment were essentially the same as 1994, as staff levels were adjusted to the current level of business. In 1997, all business segments will continue to adjust staff levels as appropriate to match business volumes.

During the 1997-1999 period LNC's business units are expected to redirect a portion of their internal data processing efforts and contract with outside consultants to ensure that all computer software systems will accommodate dates that extend into the next century. Expenditures for outside consultants, that are above normal system enhancements and upgrades, have been estimated to be $20 million ($13 million after-tax). These expenditures are not material to the consolidated financial statements of LNC.

Interest and Debt Expense
Interest and debt expense increased $12.2 million or 17% in 1996 and $23.0 million in 1995. These increases were the result of increases in the average debt outstanding and the impact of changes in the composition of debt outstanding (see page 33). The higher outstanding debt relates to the acquisitions of companies during 1995 (see note 12 to the consolidated financial statements on page 67). During 1996 Standard and Poor's and Moody's re-affirmed LNC's debt ratings as A ("Excellent") and A2 ("Very Good, Strong or High"), respectively.

Federal Income Taxes
Federal income taxes increased $34.8 million or 24% in 1996 primarily as the result of an increase in pre-tax earnings. Federal income taxes increased $118.0 million in 1995. This increase was the result of: 1) higher pre-tax earnings in 1995 and; 2) lower 1994 taxes because no tax expense was recorded on the 1994 gain on sale of 71% of LNC's primary direct writer of employee life-health benefit coverages (see note 12 to the consolidated financial statements on page 67). Pre-tax earnings in 1994 were lower than 1993 and 1995 due to: 1) the absence of earnings from subsidiaries sold in 1994 and; 2) the realization of losses on the sale of investments during 1994 versus the realization of gains on investments in 1993 and 1995. Tax benefits from 1994 realized losses result from the carryback of such losses to realized gains recognized in prior years.

Minority Interest in Consolidated Subsidiaries
This represents earnings applicable to minority shareholders following the sale of 16.7% of LNC's principal subsidiary within its Property-Casualty segment (see note 12 to the consolidated financial statements on page 67).

Summary
Net income for 1996 was $513.6 million compared with $482.2 million in 1995. Excluding realized gain (loss) on investments, gain (loss) on sale of affiliates/operating property and special 1995 additions to the disability income reserves and the after-tax impact of expenses associated with the 1995 charge for realignment of division offices in the Property-Casualty segment, all net of taxes, LNC earned $434.1 million for 1996 compared to $441.8 million in 1995. This decrease is the net result of increased earnings in the Reinsurance and Life Insurance and Annuities segments being more than offset by the decrease in Property-Casualty segment earnings. Net income for 1995 was $482.2 million compared with $349.9 million in 1994. Excluding realized gain (loss) on investments and gain on sale of affiliates/operating property, LNC earned $306.5 million for 1995 compared to $389.8 million in 1994. This decrease is the net result of increased earnings in the Life Insurance and Annuities segment and Investment Management segment being more than offset by decreases within the Reinsurance and Property-Casualty segments.

REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Investments
The investment portfolio, excluding cash and invested cash, is comprised of fixed maturity securities; equities; mortgage loans on real estate; real estate, either wholly owned or joint ventures; and other long-term investments. LNC purchases investments for its segmented portfolios with yield, duration and other characteristics that take into account the liabilities of the products being supported. The total investment portfolio increased $2.1 billion in 1996. This increase was the net result of decreases in the fair value of securities available-for-sale being more than offset by the new purchases of investments from cash flow generated by the business units.

LNC maintains a high-quality fixed maturity securities portfolio. As of December 31, 1996, $12.0 billion or 42.8% of its fixed maturity securities portfolio had ratings of AA or better. Only $1.7 billion or 6.1% had ratings below-investment-grade (BB or less) (see note 3 to the consolidated financial statements on page 47). The below-investment-grade fixed maturity securities represent only 5.0% of LNC's total investment portfolio. The interest rates available on these below-investment-grade securities are significantly higher than are available on other corporate debt securities. Also, the risk of loss due to default by the borrower is significantly greater with respect to such below investment grade securities because these securities are generally unsecured, often subordinated to other creditors of the issuer and issued by companies that usually have high levels of indebtedness. LNC attempts to minimize the risks associated with these below investment grade securities by limiting the exposure to any one issuer and by closely monitoring the credit worthiness of such issuers. For the year ended December 31, 1996, the aggregate cost of such investments purchased was $1.2 billion. Aggregate proceeds from such investments sold were $1.1 billion, resulting in a realized pre-tax gain at the time of sale of $31.5 million.

LNC's entire fixed maturity and equity securities portfolio is classified as "available-for-sale" and is carried at fair value. Changes in fair values, net of related deferred acquisition costs, amounts required to satisfy policyholder commitments and taxes are charged or credited directly to shareholders' equity. Note 3 to the consolidated financial statements (see page 46) shows the gross unrealized gains and losses as of December 31, 1996.

LNC's fixed maturity securities available-for-sale include mortgage-backed securities. The mortgage-backed securities included in LNC's investment portfolio are subject to risks associated with variable prepayments or delayed repayments. This may result in these securities having a different actual cash flow and maturity than planned at the time of purchase. Securities that have an amortized cost greater than par and backed by mortgages that prepay faster than expected will incur a reduction in yield or a loss. Those securities with an amortized cost lower than par that prepay faster than expected will generate an increase in yield or a gain. Repayments occurring slower than expected have the opposite impact. The degree to which a security is susceptible to either gains or losses is influenced by the difference between its amortized cost and par, the relative sensitivity of the underlying mortgages backing the assets to prepayment or delayed repayments in a changing interest rate environment and the repayment priority of the securities in the overall securitization structure.

LNC limits the extent of its risk on mortgage-backed securities by generally avoiding the purchase of securities with a cost that significantly exceeds par, by purchasing securities backed by stable collateral, and by concentrating on securities with enhanced priority in their trust structure. Such securities with reduced risk typically have a lower yield (but higher liquidity) than higher-risk mortgage-backed securities. At selected times, higher-risk securities may be purchased if they do not compromise the safety of the general portfolio. At December 31, 1996, LNC did not have a significant amount of higher-risk mortgage-backed securities. There are negligible default risks in the mortgage-backed securities portfolio as a whole as the vast majority of the assets are either guaranteed by U.S. government-sponsored entities or are supported in the securitization structure by junior securities enabling the assets to achieve high investment grade status. See note 3 to the consolidated financial statements on page 47 for additional detail about the underlying collateral.

As of December 31, 1996, mortgage loans on real estate and investments in real estate represented 9.6% and 1.9% of the total investment portfolio. As of December 31, 1996, the underlying properties supporting the mortgage loans on real estate consisted of 20.5% in commercial office buildings, 27.9% in retail stores, 22.0% in apartments, 14.9% in industrial buildings, 5.7% in hotels/motels and 9.0% in other. In addition to the dispersion by type of property, the mortgage loan portfolio is geographically diversified throughout the United States.

Investment in Unconsolidated Affiliates
This line was added to the balance sheet in 1994 following LNC's sale of 71% of the ownership of its primary direct writer of employee life-health coverages. The minimal balance at December 31, 1996 and 1995 is due to the October 1995 sale of the remaining 29% ownership in this company. See note 12 to the consolidated financial statements on page 67.

Cash and Invested Cash
Cash and invested cash decreased by $341.1 million in 1996. This decrease is the result of investing a portion of the operating cash flow that had previously been invested in short-term investments pending the placement of funds in longer term investments.

Deferred Acquisition Costs
Deferred acquisition costs increased $455.3 million in 1996. A portion of this increase ($215.3 million) was the result of a balance sheet reclassification between deferred acquisition costs and policy liabilities and accruals by LNC's United Kingdom subsidiary. This reclassification was made in order to more closely conform the United Kingdom classifications to those used by LNC's U.S. life operations. The remainder of the increase is the result of the growth in business and increases related to the reduction in unrealized gain on securities available-for-sale during 1996.

Premiums and Fees Receivable
Premiums and fees receivable increased $112.8 million in 1996 as the result of increased volume of business in the Reinsurance segment.

Assets Held in Separate Accounts
This asset account, as well as the corresponding liability account, increased by $6.0 billion in 1996 as a result of increases in annuity and pension funds under management.

Amounts Recoverable from Reinsurers
The increase of $49.0 million in amounts recoverable from reinsurers was the result of an increased volume of business ceded in the Life Insurance and Annuities segment.

Goodwill
The decrease of $22.0 million in this balance sheet account in 1996 represents the amortization for the year.

Other Intangible Assets
The $179.5 million increase in this balance sheet account in 1996 is the net increase of additional amounts in intangible assets associated with LNC's purchase of a block of tax-qualified annuity business (see note 12 to the consolidated financial statements on page 67), and the impact of the change in foreign currency adjustment less the impact of the amortization of existing amounts in 1996.

Other Assets
The decrease in other assets of $176.4 million is the result of having a lower receivable related to investment securities sold in the last few days of 1996 versus the end of 1995.

Total Liabilities
Total liabilities increased by $8.0 billion in 1996.  This increase reflects:
1) an increase in business activity as evidenced by an increase in policy liabilities and accruals of $359.8 million (this increase was partially offset by the reclassification discussed above under the deferred acquisition cost heading), an increase of $2.4 billion in contractholder funds and an increase of $6.0 billion in the liabilities related to separate accounts and; 2) an increase in minority interest in consolidated subsidiaries of $223.6 million (see note 12 to the consolidated financial statements on page 67), being partially offset by decreases in debt of $270.9 million and a net decrease in all other liabilities of $696.2 million.

The property-casualty liabilities for unpaid claims and claims expense were $2.5 billion and $2.6 billion at December 31, 1996 and 1995, respectively. These liabilities include liabilities for environmental claims of $265 million and $256 million, respectively. At December 31, 1996 and 1995, these amounts include approximately $153 million and $140 million of reserve for claims that have been incurred but not reported, and approximately $44 million and $47 million of related claim expenses, respectively. Because of the limited coverages that have been written by LNC, these environmental claims represent only 11% of LNC's total property-casualty policy liabilities (2.3% based on claim counts of direct business) and less than 2% of LNC's total policy liabilities. Paid environmental claims and claim expenses totaled approximately $13.8 million in 1996 compared with approximately $15.5 million in 1995.

The percentages and amounts referenced above are at these levels due to LNC's concentration on writing coverages for small to medium-size companies rather than the larger companies that tend to incur most of the environmental and product liability claims. LNC's management challenges environmental claims in cases of questionable liability and reviews the level of the environmental liabilities on an on-going basis to help ensure that the liability maintained is adequate. Nonetheless, establishing liabilities for environmental claims is subject to significant uncertainties because of the long reporting delays, lack of historical data and the complexity of unresolved legal and regulatory issues (see note 7 to the consolidated financial statements on page 56).
While it is management's judgment that, based on available information, the appropriate level of liabilities have been recorded, it is reasonably possible that a change in the estimate of the liability required could occur in the near term.

In addition to liabilities for environmental claims, LNC has other areas where changes in estimates of related liabilities required could occur in the near term. These areas include claims for disability income coverages, liabilities and recoveries related to inappropriate selling of pension products in the United Kingdom, liabilities for marketing and compliance issues and the reserve for the run-off of group pension annuities (see note 7 to the consolidated financial statements on page 57).

The increase in other liabilities relates to an increase in the expected payouts for security investments purchased in the last few days of 1996 versus a lower volume of such transactions late in 1995.

Minority Interest - Preferred Securities of Subsidiary Companies
This line was added to the balance sheet following the financing activity described within the Liquidity and Cash Flow section on page 33.

Shareholders' Equity
Total shareholders' equity increased $91.8 million during the year ended December 31, 1996. Excluding the decrease of $263.5 million related to a decline in the unrealized gain (loss) on securities available-for-sale, shareholders' equity increased $358.0 million. This increase in shareholders' equity was the net result of increases due to $513.6 million of net income, $15.0 million from the gain on sale of a minority interest in a subsidiary, $2.8 million from the issuance of common stock related to benefit plans, $53.1 million related to an increase in the accumulated foreign exchange gain and decreases of $194.2 million related to the declaration of dividends to shareholders and $35.0 million for the retirement of common stock.

Capital adequacy is a primary measure used by insurance regulators to determine the financial stability of an insurance company. In the U.S., risk-based capital guidelines are used by the National Association of Insurance Commissioners to determine the amount of capital that represents minimum acceptable operating amounts related to insurance and investment risks. Regulatory action is triggered when an insurer's statutory-basis capital falls below the formula-produced capital level. At December 31, 1996, statutory-basis capital for each of LNC's U.S. life and property-casualty insurance subsidiaries was substantially in excess of regulatory action levels of risk-based capital required by the jurisdiction of domicile except for one property-casualty company. This company is servicing a closed block of business and therefore operates at minimum capital levels.

As noted above, shareholders' equity includes net unrealized gain (loss) on securities available-for-sale. At December 31, 1996, the book value of $43.00 per share included $3.97 of unrealized gains on securities and at December 31, 1995, the book value of $41.89 per share included $6.68 of unrealized gains on securities.

Both realized and unrealized gains or losses on investments that support long-term life insurance, pension and annuity contracts are expected to be applied to contract benefits. These realized and unrealized gains or losses are included in net income and shareholders' equity, respectively. Current accounting standards do not require or permit adjustment of policyholder reserves to recognize the full effect of these realized and unrealized gains or losses on future benefit payments in the absence of a contractual obligation requiring their attribution to policyholders.

Market Risk Exposures of Financial Instruments
LNC analyzes and manages the risks arising from market exposures of financial instruments, as well as other risks, in an integrated asset-liability management process that takes diversification into account. By aggregating the potential effect of market and other risks of the entire enterprise, LNC estimates and manages the risk to its earnings and shareholder value. The risks of market exposures of financial instruments, and the related risk management processes, are most important in the Life Insurance and Annuities segment. This segment is where most of the invested assets support accumulation and investment oriented insurance products. As an important element of its integrated asset-liability management process, LNC uses derivatives to minimize the effects of changes in interest rate levels and the shape of the yield curve. In this context, derivatives are designated as a hedge and serve to reduce interest rate risk by mitigating the effect of interest rate changes on LNC's stream of earnings. Additional market exposures exist in LNC's other general account insurance products and in its debt structure and derivatives positions. The primary sources of market risk are: 1) substantial, relatively rapid and sustained increases or decreases in interest rates; 2) a period of greater than normal default experience and; 3) a sharp drop in equity market values, as discussed below. Specific market risk exposures as they relate to derivatives are included in the Derivatives section of Management's Discussion and Analysis on page 31.

Accumulation and Investment Oriented Insurance Products. General account assets supporting accumulation and investment oriented insurance products total $22.8 billion or 67% of total invested assets. With respect to these products, LNC seeks to earn a stable and profitable spread between investment income and interest credited to account values. If LNC has adverse experience on investments that cannot be passed through to customers, its spreads are reduced. The interest rate scenarios of concern are those in which there is a substantial, relatively rapid increase or decrease in interest rates that is then sustained over a long period.

Assets of $15.6 billion supports the biggest category of accumulation and investment oriented insurance products, fixed deferred annuities. For these products, LNC may adjust renewal crediting rates monthly or annually, subject to guaranteed minimums ranging from 3.0% to 4.5%. The higher minimums apply to in-force blocks of older products that no longer are sold. LNC has $3.6 billion in assets supporting universal life insurance on which it has the right to adjust renewal crediting rates subject to guaranteed minimums ranging from 4% to 5% at December 31, 1996. Annuity and universal life insurance customers have the right to surrender their policies at account value less a surrender charge that grades to zero over periods ranging from 5 to 10 years from policy issue date or, in some cases, the date of each premium received.

LNC also has assets totaling $4.8 billion that support guaranteed interest contracts, pension buy-out annuities and immediate annuities. Generally, the cash flows expected on these liabilities do not vary with fluctuations in market interest rates and are not adjustable by LNC. Accordingly, if experience on the assets supporting these products is more adverse than the assumptions used in pricing the products, spreads will tend to be below expectations. LNC limits exposure to interest rate risk by managing the duration and maturity structure of each investment portfolio in relation to the liabilities it supports.

Other General Account Insurance Products. LNC also has $11.2 billion of assets supporting general account products, including disability income, property casualty insurance and term life insurance. For these products, the liability cash flows may have actuarial uncertainty. However, their amounts and timing do not vary significantly with interest rates. LNC limits interest rate risk by analyzing the duration of the projected cash flows and structuring investment portfolios with similar durations.

Debt. LNC has short-term and long-term debt of which $650.1 million is at fixed rates and $165.2 million is at floating rates. LNC manages the timing of maturities and the mixture of fixed-rate and floating-rate debt as part of the process of integrated management of interest rate risk for the entire enterprise.

Interest Rate Risk--Falling Rates. After rising in 1994, interest rates fell in 1995 and rose again in 1996. For example, the five-year Treasury yield rose from 5.2% to 7.8% during 1994 and fell back to 5.4% at the end of 1995 and increased to 6.2% by the end of 1996. Under scenarios in which interest rates fall and remain at levels significantly lower than those prevailing at December 31, 1996, minimum guarantees on annuity and universal life insurance policies could cause spreads to deteriorate. Select contracts that specify these minimum guarantees can be amended periodically to reflect current interest rate conditions. The earned rate on the annuity and universal life insurance portfolios averaged 7.8% and 7.9%, respectively, for the year ended December 31, 1996, providing a cushion for further decline before the earned rates would be insufficient to cover minimum guaranteed rates plus the target spread. The maturity structure and call provisions of the related portfolios are structured to afford protection against erosion of this cushion for a period of time. However, spreads would be at risk if interest rates continued to fall and remained lower for a long period. LNC manages these exposures by maintaining a suitable maturity structure and by limiting its exposure to call risk in each respective investment portfolio.

LNC believes that the portfolios supporting its accumulation and investment oriented insurance products have a prudent degree of call protection in each category of liability and on a consolidated basis. The mortgage-backed securities ("MBS") portion of the portfolio, including collateralized mortgage obligations ("CMOs"), represents a total of $4.4 billion or 19% of the $22.8 billion of general account assets supporting such products. LNC's MBS portfolio has better call protection than the MBS pass-through market in general. This is because of its 45% concentration in protected amortization class CMOs.

Interest Rate Risk--Rising Rates. For both annuities and universal life insurance, a rapid and sustained rise in interest rates poses risks of deteriorating spreads and high surrenders. The portfolios supporting these products have fixed-rate assets laddered over maturities generally ranging from one to 10 years or more. Accordingly, the earned rate on each portfolio lags behind changes in market yields. As rates rise, the lag may be increased by slowing MBS prepayments. The greater and faster the rise in interest rates, the more the earned rate will tend to lag behind market rates. If LNC sets renewal crediting rates to earn the desired spread, the gap between its renewal crediting rates and competitors' new money rates may be wide enough to cause increased surrenders. If LNC credits more competitive renewal rates to limit surrenders, its spreads will narrow. LNC devotes extensive effort to evaluating these risks by simulating asset and liability cash flows for a wide range of interest rate scenarios. Such analysis has led to adjustments in the target maturity structure and to hedging the risk of rising rates by buying out-of-the-money interest rate cap agreements and swaptions (see Derivatives section of Management's Discussion and Analysis on page 31). With this hedge, the potential adverse impact of a sustained rise in rates is kept within corporate risk tolerances. LNC believes that the risks of rising interest rates are also mitigated by its emphasis on periodic premium products.

Default Risk. In assessing the risk that the rate of default losses for each category of asset may be higher than the rates assumed in pricing its products, LNC considers the entire $34.0 billion portfolio of invested assets, taking diversification into account. Of this total, $16.5 billion consists of corporate bonds and $3.3 billion consists of commercial mortgages. LNC manages the risk of adverse default experience on these investments by applying disciplined credit evaluation and underwriting standards, prudently limiting allocations to lower-quality, higher-yielding investments, and diversifying exposures by issuer, industry, region and property type. For each counter-party or borrowing entity and its affiliates, LNC's exposures from all transactions are aggregated and managed in relation to formal limits set by rating quality and industry group. LNC remains exposed to occasional adverse cyclical economic downturns during which default rates may be significantly higher than the long-term historical average used in pricing.

Equity Market Exposures. At December 31, 1996, LNC owned equities consisting of $992.7 million of common stocks, $655.0 million of real estate and $198.9 million of other equity interests. While LNC invests in these categories with the expectation of achieving higher returns than would be available in its core fixed-income investments, the returns on, and values of, these equity investments are subject to somewhat greater market risk than its fixed income investments.

The fee revenues of LNC's Investment Management segment and fees earned from variable annuities are exposed to the risk of a decline in equity market values. Investment advisory fees are generally a fixed percentage of the market value of assets under management. In a severe equity market decline, fee income could be reduced by not only reduced market valuations but also by customer withdrawals. Such withdrawals from equity funds and accounts might be partially offset by transfers to LNC's fixed-income accounts and the transfer of funds to LNC by its competitors' customers.

Derivatives
As indicated in note 7 to the consolidated financial statements (see page 59), LNC has entered into derivative transactions to reduce its exposure to interest rate fluctuations, the widening of bond yield spreads over comparable maturity U.S. Government obligations, foreign exchange risk and fluctuations in Financial Times Stock Exchange ("FTSE") index. A discussion of LNC's seven significant programs using derivative agreements and contracts follows. Six programs are used within the Life Insurance and Annuities segment and the Reinsurance segment. The seventh program relates to foreign exchange risk on an investment in a foreign subsidiary is used within Other Operations.

1) LNC uses interest rate cap agreements to hedge against the negative impact of a significant and sustained rise in interest rates. Interest rate caps are contracts that require counterparties to pay LNC at specified future dates the amount, if any, by which a specified market interest rate exceeds the cap rate stated in the agreements, applied to a notional amount. As of December 31, 1996, LNC had agreements with notional amounts of $5.5 billion with cap rates ranging from 207 to 419 basis points above prevailing interest rates. These agreements expire in 1997 - 2003. The cap rates in some contracts increase over time.

2) LNC also uses swaptions to hedge against the negative impact of a significant and sustained rise in interest rates. Swaptions are options to enter into a swap at a specified future date. At expiration, the option is either settled in cash or exercised into a swap agreement. LNC purchases swaptions to be settled in cash. At expiration, the counterparty is required to pay LNC the amount, if any, of the present value of the difference between the fixed rate on a market rate swap and the strike, applied to a notional amount. As of December 31, 1996, LNC had agreements with notional amounts of $672 million with strike rates ranging from 178 to 241 basis points above prevailing interest rates. These agreements expire in 2002.

For future periods the fair value of LNC's interest rate caps and swaptions depends on the levels of interest rates on U.S. Treasury securities with maturities of two, five, seven and 10 years and U.S. dollar swap rates with five, seven and 10 year maturities. The table below analyzes fair value levels at December 31, 1996 and for the next five years if the rates were 1%, 2%, 3%, or 4% higher than they were at December 31, 1996. In relation to the level of these rates at December 31, 1996, the cap and swaption rates were from 1.78% to 4.19% out of the money, i.e., higher. Fair value levels of interest rate caps and swaptions under these scenarios are as follows:

Year Ended December 31 (in millions) 1996   1997   1998   1999   2000  2001

No change                          $ 18.5 $ 11.1 $  5.6 $  2.3 $   .7  $ .1
Up 1%                                49.8   33.7   20.8    9.4    4.1    .9
Up 2%                               107.7   77.0   55.7   35.8   17.4   8.0
Up 3%                               202.1  149.6  114.6   95.0   62.5  37.8
Up 4%                               334.2  260.2  201.1  172.0  125.7  88.4

3) LNC periodically uses spread-lock agreements to hedge a portion of the value of its fixed maturity securities against the risk of widening in the spreads between their yields and the yields of comparable maturity U.S. Government obligations. The actual risk being hedged by these agreements is the potential widening of bond spreads that would be caused by widening swap spreads. Under these agreements, LNC assumed the right and the obligation to enter into an interest rate swap at a future date in which LNC would pay a fixed rate equal to a contractually specified spread over the yield of a specified U.S. Treasury security and receive a floating rate. As of December 31, 1996, LNC did not have any open spread-lock agreements.

4) LNC uses exchange-traded financial futures contracts and options on financial futures to hedge against interest rate risks and to manage duration of a portion of its fixed maturity securities. Financial futures contracts obligate LNC to buy or sell a financial instrument at a specified future date for a specified price. They may be settled in cash or through delivery of the financial instrument. Cash settlements on the change in market values of financial futures contracts are made daily. Put options on a financial futures contract give LNC the right, but not the obligation, to assume a long or short position in the underlying futures contract at a specified price during a specified time period.

At December 31, 1996, LNC had long positions in the March 1997 ten year note futures with an aggregate face amount of $147.7 million. As the yields on the underlying Treasury securities rise (fall), the value of these long positions to LNC will decrease (increase) by approximately $.9 million for each 10 basis point parallel shift in the yield curve.

5) LNC uses Over-the-Counter ("OTC") call options to hedge against the increase of the FTSE index. These call options require the counterparties to pay LNC at specified future expiration dates the amount, if any, of the percentage increase in the FTSE index over the strike price defined in the contract, applied to a notional amount. As of December 31, 1996, LNC had agreements with notional amounts of $14.7 million. These options expire in 1997 - 2001.

6) LNC uses a combination of foreign exchange forward contracts, foreign currency options, and foreign currency swaps to hedge some of the foreign exchange risk related to its investments in fixed maturity securities denominated in foreign currencies. The foreign currency forward contracts obligate LNC to deliver a specified amount of currency at a future date at a specified exchange rate. As of December 31, 1996, LNC had a short position in foreign exchange forward contracts with a notional amount of $251.6 million.

Foreign currency options give LNC the right, but not the obligation, to buy or sell a foreign currency at a specific exchange rate during a specified time period. At December 31, 1996, LNC had long and short positions in foreign currency options with notional amounts of $24.7 million and $25.5 million, respectively.

A foreign currency swap is a contractual agreement to exchange the currencies of two different countries pursuant to an agreement to re-exchange the two currencies at the same rate of exchange at a specified future date. As of December 31, 1996, LNC had a foreign currency swap with a notional amount of $15 million.

The values of the foreign exchange contracts, foreign currency options and foreign currency swaps, which are used to reduce the risk of reduction of the value in U.S. dollars of investments denominated in foreign currencies that might result from an adverse change in currency exchange rates, fluctuate according to the underlying level of exchange rates. At December 31, 1996, LNC had notional amounts of contracts in place of $316.8 million. If the U.S. dollar were to appreciate (depreciate) 1% in relation to each of the currencies involved in these contracts, the value of these positions would rise (fall) by $3.2 million.

7) LNC periodically uses foreign exchange forward contracts to hedge against foreign exchange risk related to LNC's investment in its British subsidiary, Lincoln National (UK). The foreign exchange forward contracts obligate LNC to deliver a specified amount of currency at a future date at a specified exchange rate.

The value of the foreign exchange forward contracts at any given point fluctuates according to the underlying level of exchange rate and interest rate differentials. At December 31, 1996, LNC did not have any open foreign exchange forward contracts related to its investment in subsidiary companies.

The first five programs discussed above are designed to help LNC achieve more stable margins while providing competitive crediting rates to policyholders during periods when interest rates are rising, corporate bond spreads are widening or the FTSE index is rising. Failure to maintain competitive crediting rates could cause policyholders to withdraw their funds and place them in more competitive products. The other two programs discussed above are designed to reduce LNC's risk related to changes in foreign currency exchange rates.

LNC is depending on the ability of derivative product dealers and their guarantors to honor their obligations to pay the contract amounts under interest rate cap agreements and other over-the-counter derivative products such as swaptions, spread-lock agreements, foreign currency exchange contracts, foreign currency options, foreign currency swaps and call options. In order to minimize the risk of default losses, LNC diversifies its exposures among several dealers and limits the amount of exposure in accordance with the credit rating of each dealer or its guarantor. LNC generally limits its selection of counterparties that are obligated under these derivative contracts to those with an A credit rating or above.

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

The Consolidated Statements of Cash Flows on page 41 indicate that operating activities provided cash of $1.2 billion, $1.9 billion and $1.2 billion in 1996, 1995 and 1994, respectively. This statement also classifies the other sources and uses of cash by investing activities and financing activities and discloses the amount of cash available at the end of the year to meet LNC's obligations.

Although LNC generates adequate cash flow to meet the needs of its normal operations, periodically LNC may issue debt or equity securities to fund internal expansion, acquisitions, investment opportunities and the retirement of LNC's debt and equity. As of December 31, 1996 LNC has a shelf registration with an unused balance of $600 million that would allow LNC to issue debt or equity securities. In 1996, LNC filed another shelf registration for $500 million which included the right to offer various forms of hybrid securities. These securities, which have a combination of both debt and equity characteristics, utilize a series of three newly formed trusts.
All of these trusts' common securities are owned by LNC (Lincoln National Capital I, II and III). As of December 31, 1996, LNC had an unused balance of $185 million related to this hybrid security registration. Cash funds also are available from LNC's revolving credit agreement, which provides for borrowing up to $750 million (see note 5 to the consolidated financial statements on page 52).

Recent transactions such as those described in the preceding paragraph include LNC's purchase and retirement of 694,582 shares of common stock at a cost of $35.0 million in the fourth quarter of 1996. After deducting these shares, the current Board authorization would allow the repurchase of an additional 4,305,418 shares of common stock. Also, LNC issued $215 million, 8.75% Quarterly Income Preferred Securities ("QUIPS") in July of 1996 and $100 million, 8.35% Trust Originated Preferred Securities ("TOPrS") in August of 1996. Both issues mature in 2026 (callable in 2001). These securities are shown on the accompanying balance sheet between the liability and shareholders' equity sections. Proceeds from these transactions were used to pay down short-term debt and for general corporate purposes.

Another transaction which occurred in 1996 was the sale of 16.7% of the principal subsidiary within the Property-Casualty segment. This transaction was completed in the form of an initial public offering of common stock. The net cash proceeds after expenses from the sale of common stock in this subsidiary of $215.2 million is being used to support the capital base of the property-casualty operations and to meet working capital needs of the related holding company. In conjunction with this offering, this subsidiary issued $200 million of term debt payable to LNC plus $100 million, 7 1/8% debt due in 1999. Also, prior to closing the sale, this subsidiary made a one-time, special dividend distribution of $300 million to LNC. This dividend distribution consisted primarily of tax-exempt municipal securities that were previously in the subsidiary's investment portfolio. Following the completion of the transaction, this subsidiary adopted a policy of declaring regular quarterly cash dividends, commencing with $.21 per share in the third quarter of 1996. As of December 31, 1996, LNC owns 50,000,000 of the 60,050,515 outstanding shares of this subsidiary.

In order to maximize the use of available cash, the holding company (Lincoln National Corporation) maintains a facility where subsidiaries can borrow from the holding company to meet their short-term needs and can invest their short-term funds with the holding company. Depending on the overall cash availability or need, the holding company invests excess cash in short-term investments or borrows funds in the financial markets. In addition to facilitating the management of cash, the holding company receives dividends from its subsidiaries, invests in operating companies, maintains an investment portfolio and pays shareholder dividends and certain corporate expenses.

Holding Company Cash Flow

Year Ended December 31               (in millions)      1996    1995     1994
Dividends from subsidiaries:
  Lincoln Life ------------------------------------ $  135.0 $ 310.0  $ 125.0
  American States ---------------------------------     74.7   199.0    215.0
  Other -------------------------------------------     96.4    29.5      4.5
Net investment income -----------------------------      4.3     2.9      1.2
Operating expenses --------------------------------    (44.6)  (41.7)   (33.7)
Interest ------------------------------------------    (67.8)  (57.3)   (44.3)
Net sales (purchases) of investments -------------- 91.2 16.6 (22.1) Increase (decrease) in cash collateral on
 loaned securities --------------------------------    (53.4)   (4.5)    14.3
Additional investment in subsidiaries -------------    217.8  (697.1)    (2.7)
(Investment in) sale of unconsolidated affiliates -    (16.0)  194.0   (103.5)
Net increase (decrease) in debt -------------------   (178.5)  217.1     15.9
Increase in receivables from subsidiaries ---------    (36.0)    (.3)    (3.9)
Increase (decrease) in loans from subsidiaries ----     28.2   (42.4)   271.8
Decrease (increase) in loans to subsidiaries ------   (303.5) (107.0)   (20.5)
Federal income taxes received (paid) --------------   (143.8)  (38.3)    65.6
Net tax receipts from (payments to) subsidiaries --    122.3    61.5    (61.1)
Dividends paid to shareholders --------------------   (191.2) (178.8)  (172.2)
Common stock issued for benefit plans -------------     (0.2)   24.1     30.0
Retirement of common stock ------------------------    (32.7)    --     (18.4)
Other ---------------------------------------------    (35.2)   56.4     20.5

Cash and invested cash - December 31 -------------- $  133.8 $ 466.8  $ 523.1
Other investments - December 31 -------------------    227.2    20.3     28.7
Debt - December 31 --------------------------------  1,251.9 1,402.1  1,227.5

The table above shows the cash flow activity for the holding company from 1994 through 1996. The line, "net tax receipts from (payments to) subsidiaries", recognizes that the holding company receives tax payments from subsidiaries, pays the consolidated tax liability and reimburses subsidiaries for the tax effect of any taxable operating and capital losses.

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

Item 8.  Financial Statements and Supplementary Data

Operating Results by Quarter

       (in millions, except per share)    1st Qtr  2nd Qtr  3rd Qtr   4th Qtr

1996 Data

Premiums and other considerations ---    $1,008.5 $1,041.7 $1,095.2 $1,081.9
Net investment income ---------------       560.7    572.7    587.9    644.6
Realized gain on investments --------        71.3     29.5      1.8     25.5
Net income --------------------------       140.0    111.4    119.3    142.9

Net income per share ----------------       $1.34    $1.07    $1.14    $1.37

1995 Data

Premiums and other considerations ---    $  909.6 $1,000.3 $1,032.7 $1,135.2
Net investment income ---------------       530.1    583.6    567.7    604.3
Realized gain on investments --------        44.1     62.3     68.1     41.1
Gain on sale of affiliates/
 operating property -----------------         --       --       --      54.2
Net income(1) -----------------------       134.8    117.9    154.3     75.2

Net income per share ----------------       $1.30    $1.13    $1.48    $ .72

(1) The fourth quarter of 1995 includes a change in estimate related to LNC's disability income business (see note 2 to the consolidated financial statements on page 45).





Consolidated Financial Statements

The consolidated financial statements of Lincoln National Corporation and Subsidiaries follow on pages 36 through 68.

                   LINCOLN NATIONAL CORPORATION
                   CONSOLIDATED BALANCE SHEETS

December 31                       (000s omitted)         1996          1995

ASSETS

Investments:

  Securities available-for-sale, at fair value:

    Fixed maturity
    (cost: 1996-$26,830,704; 1995-$23,935,527) -  $27,906,440   $25,834,476

    Equity
    (cost: 1996-$797,222; 1995-$936,124) -------      992,702     1,164,844

  Mortgage loans on real estate ----------------    3,272,980     3,186,872

  Real estate ----------------------------------      655,024       775,912

  Policy loans ---------------------------------      758,166       602,573

  Other investments ----------------------------      459,652       371,765

    Total Investments --------------------------   34,044,964    31,936,442

Investment in unconsolidated affiliates --------       21,223         5,562

Cash and invested cash -------------------------    1,231,724     1,572,855

Property and equipment -------------------------      257,821       243,763

Deferred acquisition costs ---------------------    1,891,949     1,436,685

Premiums and fees receivable -------------------      650,789       537,979

Accrued investment income ----------------------      483,064       462,737

Assets held in separate accounts ---------------   28,809,137    22,769,068

Amounts recoverable from reinsurers ------------    2,544,196     2,495,189

Goodwill ---------------------------------------      449,479       471,465

Other intangible assets ------------------------      708,446       528,934

Other assets -----------------------------------      620,613       797,054

      Total Assets -----------------------------  $71,713,405   $63,257,733



See notes to the consolidated financial statements on pages 42 - 68.

                   LINCOLN NATIONAL CORPORATION
                    CONSOLIDATED BALANCE SHEETS
                            -CONTINUED-


December 31                        (000s omitted)        1996          1995

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

  Policy liabilities and accruals:

    Future policy benefits, claims
     and claim expenses -------------------------  $13,331,098   $12,922,547

    Unearned premiums ---------------------------      766,050       813,380

      Total Policy Liabilities and Accruals -----   14,097,148    13,735,927

  Contractholder funds --------------------------   21,176,963    18,784,508

  Liabilities related to separate accounts ------   28,809,137    22,769,068

  Federal income taxes --------------------------       33,736       128,426

  Short-term debt -------------------------------      188,960       426,848

  Long-term debt --------------------------------      626,311       659,303

  Minority interest in consolidated
   subsidiaries ---------------------------------      223,628          --

  Other liabilities -----------------------------    1,772,566     2,375,531

                                                    66,928,449    58,879,611


  Company-Obligated Mandatorily Redeemable
   Preferred Securities of Subsidiary Trusts
   Holding Solely Junior Subordinated
   Deferrable Interest Debentures of Company ----      315,000          --


Shareholders' Equity:

  Series A preferred stock
   (1996 liquidation value - $2,951) ------------        1,212         1,335

  Common stock ----------------------------------      857,450       889,476

  Retained earnings -----------------------------    3,129,249     2,775,718

  Foreign currency translation adjustment -------       66,454        13,413

  Net unrealized gain (loss) on
   securities available-for-sale ----------------      415,591       698,180

      Total Shareholders' Equity ----------------    4,469,956     4,378,122


      Total Liabilities and
       Shareholders' Equity ---------------------  $71,713,405   $63,257,733



See notes to the consolidated financial statements on pages 42 - 68.

                   LINCOLN NATIONAL CORPORATION
                 CONSOLIDATED STATEMENTS OF INCOME


Year Ended December 31   (000s omitted)         1996        1995        1994

Revenue:

  Insurance premiums ------------------   $3,181,999  $3,253,833  $3,624,648

  Insurance fees ----------------------      628,181     523,237     449,643

  Investment advisory fees ------------      180,792     125,593        --

  Net investment income ---------------    2,365,922   2,251,281   1,994,651

  Equity in earnings of
   unconsolidated affiliates ----------        1,428      12,361      14,652

  Realized gain (loss) on investments -      128,052     215,623    (130,820)

  Gain on sale of affiliates/
   operating property -----------------        --         54,195      48,842

  Other -------------------------------      234,896     197,133     178,234

    Total Revenue ---------------------    6,721,270   6,633,256   6,179,850

Benefits and Expenses:

  Benefits and settlement expenses ----    3,921,278   4,113,143   4,195,243

  Underwriting, acquisition,
   insurance and other expenses -------    2,003,007   1,821,022   1,558,806

  Interest and debt expense -----------       84,720      72,516      49,520

    Total Benefits and Expenses -------    6,009,005   6,006,681   5,803,569

    Income Before Federal Income Taxes
     and Minority Interest ------------      712,265     626,575     376,281

Federal income taxes ------------------      179,152     144,389      26,383

    Income Before Minority Interest ---      533,113     482,186     349,898

Minority interest in consolidated
 subsidiaries -------------------------       19,555        --          --

    Net Income ------------------------   $  513,558  $  482,186  $  349,898



Earnings Per Share:

Net Income ----------------------------        $4.91       $4.63       $3.37



See notes to the consolidated financial statements on pages 42 - 68.

                   LINCOLN NATIONAL CORPORATION
          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


Year Ended December 31       (000s omitted)      1996       1995       1994

Preferred Stock:

 Series A Preferred Stock:
   Balance at beginning-of-year ----------- $   1,335 $    1,420 $    1,553
   Conversion into common stock -----------      (123)       (85)      (133)
     Balance at End-of-Year ---------------     1,212      1,335      1,420

 Series E and F Preferred Stock:
   Balance at beginning-of-year -----------       --     309,913    309,913
   Conversion into common stock -----------       --    (309,913)       --
     Balance at End-of-Year ---------------       --         --     309,913


Common Stock:

  Balance at beginning-of-year ------------   889,476    555,382    543,659
  Conversion of series A preferred stock --       123         85        133
  Conversion of series E and F
   preferred stock ------------------------       --     309,913        --
  Issued for benefit plans ----------------     7,597     26,888     30,616
  Shares forfeited under benefit plans ----    (4,771)    (2,792)      (631)
  Retirement of common stock --------------   (34,975)       --     (18,395)
     Balance at End-of-Year ---------------   857,450    889,476    555,382


Retained Earnings:

  Balance at beginning-of-year ------------ 2,775,718  2,479,532  2,303,731
  Net income ------------------------------   513,558    482,186    349,898
  Realized gain (loss) on sale of minority
   interest in subsidiary -----------------    34,121        --         --

  Dividends declared:
    Series A preferred stock --------------      (112)      (123)      (134)
    Series E and F preferred stock --------       --      (8,532)   (17,065)
    Common stock --------------------------  (194,036)  (177,345)  (156,898)

     Balance at End-of-Year --------------- 3,129,249  2,775,718  2,479,532

Foreign Currency Translation Adjustment:

  Accumulated adjustment at
   beginning-of-year ----------------------    13,413      6,890     (1,214)
  Change during the year ------------------    53,041      6,523      8,104
     Balance at End-of-Year ---------------    66,454     13,413      6,890

Net Unrealized Gain (Loss) on Securities
 Available-for-sale:

   Balance at beginning-of-year -----------   698,180   (311,077)   914,679
   Realized gain (loss) on sale of
     minority interest in subsidiary ------   (19,101)       --         --
   Change during the year -----------------  (263,488) 1,009,257 (1,225,756)
     Balance at End-of-Year ---------------   415,591    698,180   (311,077)

     Total Shareholders' Equity
      at End-of-Year ----------------------$4,469,956 $4,378,122 $3,042,060


See notes to the consolidated financial statements on pages 42 - 68.

                    LINCOLN NATIONAL CORPORATION
    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY - continued


Year Ended December 31   (Number of Shares)      1996        1995        1994

Preferred Stock:
(10,000,000 shares authorized)

  Series A Preferred Stock:
    Balance at beginning-of-year --------      40,646      43,218      47,289
    Conversion into common stock --------      (3,761)     (2,572)     (4,071)
      Balance Issued and Outstanding
       at End-of-Year -------------------      36,885      40,646      43,218

  Series E and F Preferred Stock:
    Balance at beginning-of-year -------          --    4,417,897   4,417,897
    Conversion into common stock -------          --   (4,417,897)        --
      Balance Issued and Outstanding
       at End-of-Year ------------------          --          --    4,417,897


Common Stock:
(800,000,000 shares authorized)

  Balance at beginning-of-year ---------- 104,185,117  94,477,942  94,183,190
  Conversion of series A preferred stock- 30,088 20,576 32,568 Conversion of series E and F
   preferred stock ----------------------         --    8,835,794         --
  Issued for benefit plans --------------     250,072     905,361     778,587

  Shares forfeited under benefit plans --    (112,120)    (54,556)    (16,403)
  Retirement of common stock ------------    (694,582)        --     (500,000)
    Balance Issued and Outstanding
     at End-of-Year --------------------- 103,658,575 104,185,117  94,477,942


Common Stock (assuming conversion of
 series A, E and F preferred stock):

   End-of-Year -------------------------- 103,953,655 104,510,285 103,659,480

   Average for the Year ----------------- 104,560,826 104,115,650 103,863,196



Dividends Per Share:

  Series A preferred stock --------------       $3.00       $3.00       $3.00
  Series E preferred stock --------------         --         1.89        3.79
  Series F preferred stock --------------         --         1.97        3.94
  Common stock --------------------------        1.87        1.75        1.66



See notes to the consolidated financial statements on pages 42 - 68.

                   LINCOLN NATIONAL CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31     (000s omitted)        1996        1995        1994


Cash Flows from Operating Activities:

Net income ------------------------------  $  513,558  $  482,186  $  349,898

Adjustments to reconcile net income
 to net cash provided by (used in)
 operating activities:
   Deferred acquisition costs -----------      34,644     (44,990)   (199,419)
   Premiums and fees receivable ---------    (113,022)    (15,087)     (7,777)
   Accrued investment income ------------     (20,489)    (41,268)    (44,171)
   Policy liabilities and accruals ------     (51,556)    147,989      11,487
   Contractholder funds -----------------   1,281,535   1,631,192   1,674,888
   Amounts recoverable from reinsurers --    (110,752)   (435,776)   (776,408)
   Federal income taxes -----------------      31,335     268,338     (59,611)
   Equity in undistributed earnings of
    unconsolidated affiliates -----------      (1,428)    (11,493)    (12,408)
   Minority interest in consolidated
    subsidiaries ------------------------      19,555        --          --
   Provisions for depreciation ----------      58,878      59,835      58,689
   Amortization of goodwill and other
    intangible assets -------------------      87,442      74,229       9,274
   Realized (gain) loss on investments --    (128,052)   (300,840)    212,201
   (Gain) loss on sale of affiliates/
    operating property ------------------        --       (54,195)    (48,842)
   Other --------------------------------    (364,633)    160,180      14,365

     Net Adjustments --------------------     723,457   1,438,114     832,268

      Net Cash Provided by
       Operating Activities -------------   1,237,015   1,920,300   1,182,166


Cash Flows from Investing Activities:

Securities available-for-sale:
  Purchases ----------------------------- (14,310,549)(15,327,959)(13,383,236)
  Sales ---------------------------------  13,324,606  14,253,858  10,352,938
  Maturities ----------------------------   1,048,306   1,051,471   1,106,687
Purchase of other investments -----------  (2,343,735) (1,770,790) (1,696,570)
Sale or maturity of other investments ---   2,195,664   1,103,380   1,755,113
Sale of affiliates ----------------------        --       186,900     417,367
Purchase of affiliates/business ---------     (71,593)   (736,966)       --
Increase (decrease) in cash collateral
 on loaned securities -------------------     (97,257)    (39,223)   (149,597)
Other -----------------------------------    (150,972)   (148,029)     94,566

  Net Cash Used in Investing Activities -    (405,530) (1,427,358) (1,502,732)

                   LINCOLN NATIONAL CORPORATION
         CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Year Ended December 31     (000s omitted)        1996        1995        1994

Cash Flows from Financing Activities:

Principal payments on long-term debt ----     (35,074)    (14,182)   (142,065)
Issuance of long-term debt --------------       2,082     197,785     199,482
Net increase (decrease) in
 short-term debt ------------------------    (237,888)     25,785     (59,698)
Company-Obligated Mandatorily Redeemable
 Preferred Securities of Subsidiary Trusts
 Holding Solely Junior Subordinated
 Deferrable Interest Debentures of Company    315,000         --          --
Universal life and investment
 contract deposits ----------------------   1,172,673   2,142,043   2,429,113
Universal life and investment
 contract withdrawals -------------------  (2,380,187) (2,158,392) (1,613,780)
Common stock issued for benefit plans ---        (565)     24,096      29,985
Retirement of common stock --------------     (32,716)        --      (18,395)
Proceeds from sale of minority
 interest in subsidiary -----------------     215,182         --          --
Dividends paid to shareholders ----------    (191,223)   (178,805)   (172,157)

  Net Cash Provided by (Used in)
   Financing Activities -----------------  (1,172,616)     38,330     652,485

  Net Increase (Decrease) in Cash -------    (341,131)    531,272     331,919

Cash at Beginning-of-Year ---------------   1,572,855   1,041,583     709,664

  Cash at End-of-Year -------------------  $1,231,724  $1,572,855  $1,041,583

See notes to the consolidated financial statements on pages 42 - 68.



LINCOLN NATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

Basis of Presentation. The accompanying consolidated financial statements include Lincoln National Corporation ("LNC") and its majority-owned subsidiaries. Through subsidiary companies, LNC operates multiple insurance and investment management businesses. Operations are divided into four business segments (see note 9 on page 63). Less than majority-owned entities in which LNC has at least a 20% interest are reported on the equity basis. These consolidated financial statements have been prepared in conformity with generally accepted accounting principles.

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

For the mortgage-backed securities portion of the fixed maturity securities portfolio, LNC recognizes income using a constant effective yield based on anticipated prepayments and the estimated economic life of the securities. When estimates of prepayments change, the effective yield is recalculated to reflect actual payments to date and anticipated future payments. The net investment in the securities is adjusted to the amount that would have existed had the new effective yield been applied at the time of acquisition. This adjustment is reflected in net investment income.

Mortgage loans on real estate are carried at the outstanding principal balances less unaccrued discounts. Investment real estate is carried at cost less allowances for depreciation. The cost for both mortgage loans and real estate and investment real estate is adjusted for declines in value that are other than temporary. Also, allowances for losses are established, as appropriate, for real estate holdings that are in the process of being sold. Real estate acquired through foreclosure proceedings is recorded at fair value on the settlement date which establishes a new cost basis. If a subsequent periodic review of a foreclosed property indicates the fair value, less estimated costs to sell, is lower than the carrying value at the settlement date, the carrying value is adjusted to the lower amount. Any changes to the reserves for mortgage loans on real estate and real estate are reported as realized gain (loss) on investments.

Policy loans are carried at aggregate unpaid balances.

Cash and invested cash are carried at cost and include all highly liquid debt instruments purchased with a maturity of three months or less.

Realized gain (loss) on investments is recognized in net income, net of related amortization of deferred acquisition costs and capital gains expenses, using the specific identification method. Changes in the fair values of securities carried at fair value are reflected directly in shareholders' equity, after deductions for related adjustments for deferred acquisition costs and amounts required to satisfy policyholder commitments that would have been recorded had these securities been sold at their fair value, and after deferred taxes or credits to the extent deemed recoverable.

Realized gain (loss) on sale of affiliates/operating property, net of taxes, is recognized in net income. Realized gain (loss) on sale of minority interests in subsidiaries is reflected directly in shareholders' equity net of deferred taxes, if any.

Derivatives. LNC hedges certain portions of its exposure to interest rate fluctuations, the widening of bond yield spreads over comparable maturity U.S. Government obligations, fluctuations in the Financial Times Stock Exchange ("FTSE") index and foreign exchange risk by entering into derivative transactions. A description of LNC's accounting for its hedge of such risks is discussed in the following two paragraphs.

The premiums paid for interest rate caps and swaptions are deferred and amortized to net investment income on a straight-line basis over the term of the respective derivative. Any settlement received in accordance with the terms of the interest rate caps is also recorded as net investment income. Settlements received on swaptions are deferred and amortized over the life of the hedged assets as an adjustment to yield. Swaptions, spread-lock agreements, interest rate swaps and financial futures that hedge fixed maturity securities available-for-sale are carried at fair value. The change in fair value is reflected directly in shareholders' equity. Realized gain
(loss) from the settlement of such derivatives is deferred and amortized over the life of the hedged assets as an adjustment to the yield. Over-the-counter call options are carried at fair value. Foreign exchange forward contracts, which hedge LNC's investment in its British subsidiary, Lincoln National (UK), are carried at fair value. The change in fair value and realized gain (loss) on such contracts is reflected directly in the foreign currency translation adjustment component of shareholders' equity. Foreign exchange forward contracts, foreign currency options and foreign currency swaps, which hedge some of the foreign exchange risk of investments in fixed maturity securities denominated in foreign currencies, are carried at fair value. The change in fair value is reflected in earnings. Realized gain (loss) from the settlement of such derivatives is also reflected in earnings.

Hedge accounting is applied as indicated above after LNC determines that the items to be hedged expose LNC to interest rate fluctuations, the widening of bond yield spreads over comparable maturity U.S. Government obligations, fluctuations in the FTSE index and foreign exchange risk. Moreover, the derivatives used are designated as a hedge and reduce the indicated risk by having a high correlation of changes in the value of the derivatives and the items being hedged at both the inception of the hedge and throughout the hedge period. Should such criteria not be met, the change in value of the derivatives is included in net income.

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

Investment Advisory Fees. As specified in the investment advisory agreements with the mutual funds, fees are determined and recognized as revenues monthly, based on the average daily net assets of the mutual funds managed. Investment advisory contracts generally provide for the determination and payment of advisory fees based on market values of managed portfolios at the end of a calendar month or quarter. Investment management and advisory contracts are renewable annually with cancellation clauses ranging from 30 to 90 days.

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

Deferred Acquisition Costs. Commissions and other costs of acquiring universal life insurance, variable universal life insurance, traditional life insurance, unit-linked products, annuities, group health insurance and property-casualty insurance which vary with and are primarily related to the production of new business, have been deferred to the extent recoverable. Acquisition costs for universal and variable universal life insurance policies and unit-linked products are being amortized over the lives of the policies in relation to the incidence of estimated gross profits from surrender charges and investment, mortality, and expense margins, and actual realized gain
(loss) on investments. That amortization is adjusted retrospectively when estimates of current or future gross profits to be realized from a group of products are revised. Traditional life-health and annuity acquisition costs are being amortized over the premium-paying period of the related policies using assumptions consistent with those used in computing policy reserves. Deferred acquisition costs for property-casualty policies are amortized over the contract term of the policies. Property-casualty acquisition costs that are not recoverable from future premiums and related investment income are expensed.

Expenses. Expenses for universal and variable universal life insurance policies include interest credited to policy account balances and benefit claims incurred during the period in excess of policy account balances. Interest crediting rates associated with funds invested in the insurance company's general account during 1994 through 1996 ranged from 5.9% to 8.0%. Interest and debt expense includes interest on Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Solely Junior Subordinated Deferrable Interest Debentures of Company ("Minority Interest - Preferred Securities of Subsidiary Companies").

Goodwill and Other Intangible Assets. The cost of acquired subsidiaries or blocks of business in excess of the fair value of net assets (goodwill) is amortized using the straight-line method over periods that generally correspond with the benefits expected to be derived from the acquisitions. Goodwill recorded subsequent to 1994 is amortized over 20 to 25 years. Goodwill arising prior to 1995 is generally amortized over 40 years.

Other intangible assets includes the present value of business in-force that is recorded in connection with the acquisition of an insurance company or a block of policies. The initial value is determined actuarially by discounting estimated future gross profits as a measure of the value of business in-force purchased. The resulting asset is amortized on a constant yield basis over the expected revenue recognition period of the business acquired, with the accrual of interest added to the unamortized balance at rates ranging from 5% to 9%.

Other intangible assets for the non-insurance subsidiaries (i.e., institutional customer relationships, covenants not to compete and mutual fund customer relationships) have been recorded in connection with the acquisition of an asset management services company. These assets are amortized on a straight-line basis over 6 to 15 years.

The carrying value of goodwill and other intangible assets is reviewed periodically for indicators of impairment in value.

Policy Liabilities and Accruals. The liabilities for future policy benefits and expenses for universal and variable universal life insurance policies consist of policy account balances that accrue to the benefit of the policyholders, excluding surrender charges. The liabilities for future policy benefits and expenses for traditional life policies and immediate and deferred paid-up annuities are computed using a net level premium method and assumptions for investment yields, mortality and withdrawals based principally on company experience projected at the time of policy issue, with provision for possible adverse deviations. Interest assumptions for traditional direct individual life reserves for all policies range from 2.6% to 8.4% graded to 5.7% after 30 years depending on time of policy issue. Interest rate assumptions for reinsurance reserves range from 5.0% to 11.0% graded to 8.0% after 20 years. The interest assumptions for immediate and deferred paid-up annuities range from 4.5% to 8.0%.

The liability for unpaid property-casualty claims is based on estimates of payments to be made for individual claims reported and unreported claims, reduced by estimated recoveries from salvage and subrogation. With respect to its policy liabilities and accruals, LNC carries on a continuing review of its: 1) overall reserve position; 2) reserving techniques and; 3) reinsurance arrangements. As experience develops and new information becomes known, liabilities are adjusted as deemed necessary. The effects of changes in estimates are included in the operating results for the period in which such estimates occur.

Reinsurance. LNC's insurance companies enter into reinsurance agreements with other companies in the normal course of their business. LNC's insurance subsidiaries may assume reinsurance from unaffiliated companies and/or cede reinsurance to such companies. Assets/liabilities and premiums/benefits from certain reinsurance contracts that grant statutory surplus to other insurance companies have been netted on the balance sheets and income statements, respectively, since there is a right of offset. All other reinsurance agreements are reported on a gross basis.

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


2.  Change in Estimate for Disability Income Reserve.

During the fourth quarter of 1995, LNC completed an in-depth review of the experience of its disability income business. As a result of this study, and based on the assumption that recent experience will continue in the future, net income decreased by $121,600,000 or $1.17 per share ($187,000,000 pre-tax) as a result of strengthening the disability income reserve by $142,700,000 and writing-off deferred acquisition costs of $44,300,000 in the Reinsurance segment.


3.  Investments

The major categories of net investment income are as follows:

Year Ended December 31             (in millions)     1996      1995      1994

Fixed maturity securities ---------------------  $1,937.6  $1,853.6  $1,614.9
Equity securities -----------------------------      35.5      30.3      29.9
Mortgage loans on real estate -----------------     295.8     272.0     277.2
Real estate -----------------------------------     125.4     117.9     104.4
Policy loans ----------------------------------      42.1      37.9      34.0
Invested cash ---------------------------------      54.3      49.2      39.1
Other investments -----------------------------      36.8      43.2      54.5
  Investment revenue --------------------------   2,527.5   2,404.1   2,154.0
Investment expense ----------------------------     161.6     152.8     159.4
  Net investment income -----------------------  $2,365.9  $2,251.3  $1,994.6

The realized gain (loss) on investments is as follows:

Year Ended December 31             (in millions)     1996      1995      1994

Fixed maturity securities available-for-sale:
 Gross gain -----------------------------------   $ 219.5   $ 257.7   $  87.8
 Gross loss -----------------------------------    (214.1)    (95.8)   (331.2)
Equity securities available-for-sale:
 Gross gain -----------------------------------     206.9     160.6      92.6
 Gross loss -----------------------------------     (54.2)    (60.0)    (80.8)
Other investments -----------------------------      40.3      61.9      19.6
Related restoration or amortization of deferred
 acquisition costs, provision for policyholder
 commitments and capital gains expenses -------     (70.3)   (108.8)     81.2
   Total --------------------------------------   $ 128.1   $ 215.6   $(130.8)

Provisions (credits) for write-downs and net changes in allowances for loss, which are included in the realized gain (loss) on investments shown above, are as follows:

Year Ended December 31             (in millions)     1996      1995      1994

Fixed maturity securities ---------------------    $ 12.3    $ 19.9    $ 19.5
Equity securities -----------------------------       4.9       3.7       8.7
Mortgage loans on real estate -----------------       3.1      14.2      18.2
Real estate -----------------------------------       4.6      (9.2)     14.9
Other long-term investments -------------------      (0.8)     (4.6)      1.7
Guarantees ------------------------------------       0.2      (2.6)      2.5
  Total ---------------------------------------    $ 24.3    $ 21.4    $ 65.5

The change in unrealized appreciation (depreciation) on investments in fixed maturity and equity securities is as follows:

Year Ended December 31      (in millions)          1996       1995       1994

Fixed maturity securities available-for-sale - $ (823.3) $2,448.9 $(2,295.1) Equity securities available-for-sale --------- (33.2) 138.2 (93.3)
  Total -------------------------------------- $ (856.5)  $2,587.1  $(2,388.4)

The cost, gross unrealized gain and loss, and fair value of securities available-for-sale are as follows:
                                                                          Fair
December 31            (in millions)       Cost      Gain      Loss      Value
1996:
Corporate bonds --------------------  $15,934.2   $ 700.0   $  95.9  $16,538.3
U.S. Government bonds --------------    1,512.4      52.8      19.5    1,545.7
Foreign governments bonds ----------    1,671.2     149.6      31.7    1,789.1
Mortgage-backed securities:
  Mortgage pass-through securities -    1,331.3      28.8       7.0    1,353.1
  Collateralized mortgage
   obligations ---------------------    3,931.3     170.8      11.0    4,091.1
  Other mortgage-backed securities -         .8        .4        --        1.2
State and municipal bonds ----------    2,200.5     138.3       5.5    2,333.3
Redeemable preferred stocks --------      249.0       7.6       2.0      254.6
  Total fixed maturity securities --   26,830.7   1,248.3     172.6   27,906.4
Equity securities ------------------      797.2     240.2      44.7      992.7
  Total ----------------------------  $27,627.9  $1,488.5   $ 217.3  $28,899.1

1995:
Corporate bonds --------------------  $14,011.4  $1,262.3    $ 31.2  $15,242.5
U.S. Government bonds --------------    1,033.1     115.0        .1    1,148.0
Foreign governments bonds ----------    1,273.2      98.6       9.7    1,362.1
Mortgage-backed securities:
  Mortgage pass-through securities -    1,175.0      45.6       3.4    1,217.2
  Collateralized mortgage
   obligations ---------------------    4,089.0     266.9       3.8    4,352.1
  Other mortgage-backed securities -        2.7        .4        .1        3.0
State and municipal bonds ----------    2,238.1     154.0       2.0    2,390.1
Redeemable preferred stocks --------      113.0       7.0        .5      119.5
  Total fixed maturity securities --   23,935.5   1,949.8      50.8   25,834.5
Equity securities ------------------      936.1     232.4       3.7    1,164.8
  Total ----------------------------  $24,871.6  $2,182.2    $ 54.5  $26,999.3

Future maturities of fixed maturity securities available-for-sale are as follows:
                                                                   1996
                                                                         Fair
December 31                              (in millions)         Cost     Value

Due in one year or less ------------------------------    $   585.1 $   588.1
Due after one year through five years ----------------      5,450.7   5,611.2
Due after five years through ten years ---------------      6,933.6   7,167.2
Due after ten years ----------------------------------      8,597.9   9,094.5
  Subtotal -------------------------------------------     21,567.3  22,461.0
Mortgage-backed securities ---------------------------      5,263.4   5,445.4
  Total ----------------------------------------------    $26,830.7 $27,906.4

The foregoing data is based on stated maturities. Actual maturities will differ in some cases because borrowers may have the right to call or pre-pay obligations.

At December 31, 1996, the current par, amortized cost and estimated fair value of investments in mortgage-backed securities summarized by interest rates of the underlying collateral are as follows:
                                              Current                     Fair
December 31                 (in millions)       Par         Cost         Value

Below 7% -------------------------------     $  123.3     $  117.4    $  117.2
7% - 8% --------------------------------      1,881.1      1,840.4     1,855.9
8% - 9% --------------------------------      1,840.0      1,786.9     1,847.3
Above 9% -------------------------------      1,573.3      1,518.7     1,625.0
  Total --------------------------------     $5,417.7     $5,263.4    $5,445.4

The quality ratings of fixed maturity securities available-for-sale are as follows:

December 31                                                               1996

Treasuries and AAA -----------------------------------                   32.8%
AA ---------------------------------------------------                   10.0
A ----------------------------------------------------                   28.2
BBB --------------------------------------------------                   22.9
BB ---------------------------------------------------                    2.7
Less than BB -----------------------------------------                    3.4
                                                                        100.0%

Mortgage loans on real estate are considered impaired when, based on current information and events, it is probable that LNC will be unable to collect all amounts due according to the contractual terms of the loan agreement. When LNC determines that a loan is impaired, the cost is adjusted or a provision for loss is established equal to the difference between the initial cost of the mortgage loan and the estimated value. Estimated value is based on: 1) the present value of expected future cash flows discounted at the loan's effective interest rate; 2) the loan's observable market price or; 3) the fair value of the collateral. The provision for losses is reported as realized gain (loss) on investments. Mortgage loans deemed to be uncollectible are charged against the allowance for losses and subsequent recoveries, if any, are credited to the allowance for losses.

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

Impaired loans along with the related allowance for losses are as follows:

December 31                          (in millions)        1996         1995

Impaired loans with allowance for losses ---------      $ 71.9       $150.9
Allowance for losses -----------------------------       (12.4)       (29.6)
Impaired loans with no allowance for losses ------         2.3          2.2
  Net impaired loans -----------------------------      $ 61.8       $123.5

Impaired loans with no allowance for losses are a result of: 1) direct write-downs or; 2) collateral dependent loans where the fair value of the collateral is greater than the recorded investment in the loan.

A reconciliation of the mortgage loan allowance for losses for these impaired mortgage loans is as follows:

Year Ended December 31               (in millions)    1996    1995     1994

Balance at beginning-of-year --------------------   $ 29.6  $ 62.7   $226.6
Provisions for losses ---------------------------      3.1    14.2     18.2
Releases due to write-downs ---------------------      --    (11.9)     --
Releases due to sales ---------------------------    (19.9)  (20.2)  (163.2)
Releases due to foreclosures --------------------      (.4)  (15.2)   (18.9)
  Balance at end-of-year ------------------------   $ 12.4  $ 29.6   $ 62.7

The average recorded investment in impaired loans and the interest income recognized on impaired loans were as follows:

Year Ended December 31               (in millions)    1996    1995     1994

Average recorded investment in impaired loans ---   $139.6  $189.6   $498.1
Interest income recognized on impaired loans ----     12.7    16.9     38.3

All interest income on impaired loans was recognized on the cash basis of income recognition.

As of December 31, 1996 and 1995, LNC had restructured loans of $39,600,000 and $62,500,000, respectively. LNC recorded $4,000,000 and $6,300,000 of interest income on these restructured loans in 1996 and 1995, respectively. Interest income in the amount of $4,000,000 and $6,600,000 would have been recorded on these loans according to their original terms in 1996 and 1995, respectively. As of December 31, 1996 and December 31, 1995, LNC had no outstanding commitments to lend funds on restructured loans.

An investment in real estate is considered impaired when the projected undiscounted cash flow from the investment is less than the carrying value. When LNC determines that an investment in real estate is impaired, it is written-down to reduce the carrying value to the estimated value.

As of December 31, 1996, LNC's investment commitments for fixed maturity securities (primarily private placements), mortgage loans on real estate and real estate were $388,100,000.

For the year ended December 31, 1996, fixed maturity securities available-for-sale, mortgage loans on real estate and real estate investments which were non-income producing were not significant.

The cost information for mortgage loans on real estate, real estate and other long-term investments are net of allowances for losses. The balance sheet account for other liabilities includes a reserve for guarantees of third-party debt. The amount of allowances and reserves for such items is as follows:

December 31                               (in millions)        1996     1995

Mortgage loans on real estate -------------------------       $12.4    $29.6
Real estate -------------------------------------------         3.0     58.0
Other long-term investments ---------------------------         --      13.6
Guarantees --------------------------------------------         1.8      7.1

4.  Federal Income Taxes

The Federal income tax expense (benefit) is as follows:

Year Ended December 31           (in millions)       1996     1995      1994

Current --------------------------------------     $158.9   $206.8    $(93.9)
Deferred -------------------------------------       20.3    (62.4)    120.3
  Total --------------------------------------     $179.2   $144.4    $ 26.4

The effective tax rate on pre-tax income is lower than the prevailing corpo-rate Federal income tax rate. A reconciliation of this difference is as follows:

Year Ended December 31            (in millions)     1996      1995      1994

Tax rate times pre-tax income -----------------   $249.3    $219.3    $131.7
Effect of:
Tax-exempt investment income ------------------    (66.5)    (70.0)    (74.0)
Loss (gain) on sale of affiliates/
 operating property ---------------------------      --        --      (17.1)
Other items -----------------------------------     (3.6)    ( 4.9)    (14.2)
  Provision for income taxes ------------------   $179.2    $144.4    $ 26.4
  Effective tax rate --------------------------      25%       23%        7%

The Federal income tax recoverable (liability) is as follows:

December 31                                (in millions)        1996    1995

Current -----------------------------------------------       $ 16.1 $  (7.2)
Deferred ----------------------------------------------        (49.8) (121.2)
  Total -----------------------------------------------       $(33.7)$(128.4)

Significant components of LNC's net deferred tax asset (liability) are as follows:

December 31                                (in millions)       1996     1995

Deferred tax assets:
Policy liabilities and accruals and
 contractholder funds ---------------------------------    $  966.1 $1,032.2
Net operating loss ------------------------------------        90.0    120.7
Loss on investments -----------------------------------         --      16.3
Postretirement benefits other than pensions -----------        62.2     56.6
Other -------------------------------------------------       108.7     91.7
  Total deferred tax assets ---------------------------     1,227.0  1,317.5

Deferred tax liabilities:
Deferred acquisition costs ----------------------------       431.4    415.0
Premiums and fees receivable --------------------------        55.7     44.6
Gain on investments -----------------------------------        35.1      --
Net unrealized gain on securities available-for-sale---       425.4    717.0
Present value of business in-force --------------------       220.4    148.7
Other -------------------------------------------------       108.8    113.4
  Total deferred tax liabilities ----------------------     1,276.8  1,438.7

  Net deferred tax asset (liability) ------------------    $  (49.8)$ (121.2)

Cash paid for Federal income taxes in 1996, 1995 and 1994 was $143,800,000, $38,300,000 and $70,900,000, respectively. The cash paid in 1995 is net of a $147,400,000 cash refund related to the carryback of 1994 capital losses to prior years.

At December 31, 1996, LNC had net operating loss carryforwards of $149,900,000 for Federal income tax purposes related to its foreign life reinsurance companies that expire in years 2005 through 2009. Delaware Management Holdings, Inc. ("Delaware"), acquired in 1995, has net operating loss carryforwards for Federal income tax purposes of $107,400,000 at December 31, 1996, which expire in the years 2002 through 2010. These carryforwards will only be available to reduce the respective taxable income of the foreign life reinsurance companies and Delaware.

Prior to 1984, a portion of the life companies' current income was not subject to income tax, but was accumulated for income tax purposes in a memorandum account designated as the "policyholders' surplus account". Due to changes in the tax law, the total of the life companies' balances in their respective "policyholders' surplus accounts" have not increased since December 31, 1983. However, the portion of current income on which income taxes have been paid continues to accumulate in a memorandum account designated as the "shareholders' surplus account", and this balance is available for dividends to shareholders without additional payment of tax. The December 31, 1996 total of the life companies' account balances for their "shareholders' surplus accounts" was $1,855,000,000. Should dividends to shareholders for each life company exceed its respective "shareholders' surplus account", amounts would be transferred from its respective "policyholders' surplus account" and would be subject to Federal income tax at that time. Under existing or foreseeable circumstances, LNC neither expects nor intends that distribution will be made from the $213,600,000 "policyholders' surplus account" that would result in any such tax. Accordingly, no provision for deferred income taxes has been provided by LNC on its "policyholders' surplus account". In the event that such excess distributions were made, it is estimated that income taxes of approximately $74,800,000 would be due.

Undistributed earnings of certain LNC foreign subsidiaries that are considered to be indefinitely reinvested amounted to approximately $135,000,000 at December 31, 1996. Accordingly, no provisions for U.S. income taxes have been provided on these undistributed earnings. Upon distribution of those earnings in the form of dividends or otherwise, LNC would be subject to both U.S. income taxes (with adjustments for foreign tax credits) and withholding taxes payable to the applicable foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculations.


5.  Supplemental Financial Data

The balance sheet captions, "Real Estate" and "Property and Equipment," are shown net of allowances for depreciation and valuation allowances for operating property held-for-sale as follows:

December 31                              (in millions)       1996        1995

Real estate (allowances for depreciation) -----------      $ 44.1      $ 58.7
Property and equipment (allowances for depreciation)-       232.5       228.5
Property and equipment (valuation allowance) --------        26.9        28.3

Details underlying the balance sheet caption, "Contractholder Funds," are as follows:

December 31                              (in millions)       1996        1995

Premium deposit funds -------------------------------   $20,894.7   $18,489.6
Undistributed earnings on participating business ----        81.9        91.9
Other -----------------------------------------------       200.4       203.0
  Total ---------------------------------------------   $21,177.0   $18,784.5

A reconciliation of the present value of business in-force for LNC's insurance subsidiaries included in other intangible assets is as follows:

December 31                      (in millions)       1996      1995      1994

Balance at beginning-of-year -----------------     $407.4    $ 38.0    $ 67.7
Acquisitions of insurance companies/business -      163.5     388.7        --
Divestitures of insurance companies ----------         --        --     (25.5)
Interest accrued on unamortized balance ------       37.9      30.7       3.6
Amortization of asset ------------------------      (47.6)    (50.0)     (7.8)
Foreign Exchange Adjustment ------------------       41.1       --        --
  Balance at end-of-year ---------------------      602.4     407.4      38.0
Other intangible assets (non-insurance) ------      106.0     121.5       4.8
  Total other intangible assets
   at end-of-year ----------------------------     $708.4    $528.9    $ 42.8

Future estimated amortization of the present value of business in-force net of interest on unamortized balance for LNC's insurance subsidiaries is as follows (in millions):

1997 - $22.7                    1999 - $24.2                   2001 - $27.9
1998 -  24.4                    2000 -  25.0             Thereafter - 478.2

A reconciliation of the beginning-of-year and end-of-year liability for property-casualty claims and claim expenses is as follows:

December 31                        (in millions)     1996      1995      1994

Total liability reported at beginning-of-year -- $2,595.3 $2,702.5 $2,810.1 Reinsurance recoverable ------------------------ 189.0 203.1 225.5
   Liability for claims and claim expenses
    at beginning-of-year, net of reinsurance ---  2,406.3   2,499.4   2,584.6

Plus:
Provision for claims and claim expenses arising
 in the current year, net of reinsurance -------  1,245.6   1,234.0   1,340.6
Decrease in estimated claims and claim expenses
 arising in prior years, net of reinsurance ----    (43.2)    (24.5)    (78.2)
   Total incurred claims and claim expenses,
    net of reinsurance -------------------------  1,202.4   1,209.5   1,262.4

Less:
Claims and claim expense payments arising
 in the current year, net of reinsurance ------- 654.0 613.2 619.4 Payments for claims and claim expenses
 arising in prior years, net of reinsurance ----    648.9     689.4     728.2
   Total payments, net of reinsurance ----------  1,302.9   1,302.6   1,347.6

   Total liability for claims and claim expenses
    at end-of-year, net of reinsurance ---------  2,305.8   2,406.3   2,499.4

Reinsurance recoverable ------------------------    179.8     189.0     203.1
   Total liability reported at end-of-year ----- $2,485.6  $2,595.3  $2,702.5

The reconciliation shows a decrease of $43,200,000, $24,500,000, and $78,200,000 to the December 31, 1995, 1994 and 1993 liability for claims and claim expenses, respectively, arising in prior years. Such reserve adjustments, which affected current operations during 1996, 1995 and 1994, respectively, resulted from developed claims for prior years being different than anticipated when liabilities for claims and claim expenses were originally estimated. The favorable development trends are reflective of the changes in underwriting practices adopted during the last few years. These development trends have been considered in establishing current year reserves.

Details underlying the balance sheet captions, "Short-term and Long-term Debt," are as follows:

December 31                              (in millions)     1996        1995

Short-term debt:
Commercial paper ------------------------------------    $164.5      $301.9
Other short-term notes ------------------------------        .7       123.4
Current portion of long-term debt -------------------      23.8         1.5
  Total short-term debt -----------------------------    $189.0      $426.8

Long-term debt less current portion:
7 1/8% notes payable, due 1999 ----------------------    $ 99.5      $ 99.4
7 5/8% notes payable, due 2002 ----------------------      99.3        99.2
7 1/4% notes payable, due 2005 ----------------------     199.1       199.0
9 1/8% notes payable, due 2024 ----------------------     199.1       199.1
Mortgages and other notes payable -------------------      29.3        62.6
  Total long-term debt ------------------------------    $626.3      $659.3

The commercial paper outstanding at December 31, 1996 and 1995, had a weighted average interest rate of approximately 5.87% and 6.00%, respectively.

Future maturities of long-term debt are as follows (in millions):

1997 - $ 23.8                  1999 - $100.7                  2001 - $  1.1
1998 -   27.3                  2000 -     .7            Thereafter -  500.4

LNC maintains a revolving credit agreement with a group of domestic and foreign banks in the aggregate amount of $750,000,000. This agreement, which expires in October 2001, provides for interest on borrowings based on various money market indices. Under the terms of this agreement, debt levels must remain below 45% of adjusted consolidated net worth if debt ratings fall below a prescribed level. LNC's current debt ratings are above this prescribed level. Also, LNC must maintain a prescribed level of adjusted consolidated net worth. At December 31, 1996, LNC had no outstanding borrowings under this agreement. During 1996, 1995 and 1994, fees paid for maintaining revolving credit agreements amounted to $715,000, $649,000, and $1,000,000, respectively.

Cash paid for interest for 1996, 1995 and 1994 was $79,900,000, $73,200,000,
and $47,900,000, respectively.

Reinsurance transactions included in the income statement caption, "Insurance Premiums," are as follows:

Year Ended December 31          (in millions)      1996       1995       1994

Insurance assumed ---------------------------  $1,374.0   $1,297.6   $1,159.9
Insurance ceded -----------------------------     376.6      448.7      482.9
  Net reinsurance premiums ------------------  $  997.4   $  848.9   $  677.0

The income statement caption, "Benefits and Settlement Expenses," is net of reinsurance recoveries of $292,900,000, $422,600,000 and $284,000,000 for the
years ended December 31, 1996, 1995 and 1994, respectively.

The income statement caption, "Underwriting, Acquisition, Insurance and Other Expenses," includes amortization of deferred acquisition costs of $766,500,000, $687,300,000 and $598,300,000 for the years ended December 31,
1996, 1995 and 1994, respectively.  An additional $(65,200,000), $(85,200,000)
and $81,200,000 of deferred acquisition costs was restored (amortized) and netted against "Realized Gain (Loss) on Investments" for the years ended December 31, 1996, 1995 and 1994, respectively.


6.  Employee Benefit Plans

Pension Plans - U.S. LNC maintains funded defined benefit pension plans for most of its U.S. employees and, prior to January 1, 1995, full-time agents. The benefits for employees are based on total years of service and the highest 60 months of compensation during the last 10 years of employment. The benefits for agents were based on a percentage of each agent's yearly earnings. The plans are funded by contributions to tax-exempt trusts. LNC's funding policy is consistent with the funding requirements of Federal law and regulations. Contributions are intended to provide not only the benefits attributed to service to date, but also those expected to be earned in the future. Plan assets consist principally of listed equity securities, corporate obligations and government bonds.

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

LNC also sponsors three types of unfunded, nonqualified, defined benefit plans for certain U.S. employees, agents and directors. A supplemental retirement plan provides defined benefit pension benefits in excess of limits imposed by Federal tax law. A salary continuation plan provides certain officers of LNC defined pension benefits based on years of service and final monthly salary upon death or retirement. A retirement plan for outside directors provides benefits based on years of service and the amount of the retainer paid during the last year of service. Due to the adoption of a value sharing plan in 1996, no additional retainer fees are being added to this retirement plan for outside directors.

The status of the funded defined benefit pension plans and the amounts recognized on the balance sheets are as follows:

December 31                               (in millions)        1996      1995

Actuarial present value of benefit obligation:
Vested benefits ----------------------------------------    $(399.2)  $(369.7)
Nonvested benefits -------------------------------------      (16.3)    (20.8)
  Accumulated benefit obligation -----------------------     (415.5)   (390.5)
Effect of projected future compensation increases ------      (95.1)    (99.4)
  Projected benefit obligation -------------------------     (510.6)   (489.9)
Plan assets at fair value ------------------------------      486.8     449.6
  Projected benefit obligations in
   excess of plan assets -------------------------------      (23.8)    (40.3)
Unrecognized net loss ----------------------------------       21.7      43.2
Unrecognized prior service cost ------------------------        2.7       3.0
  Prepaid (accrued) pension cost included in
   other liabilities -----------------------------------    $   0.6   $   5.9

The status of the unfunded defined benefit pension plans and the amounts recognized on the balance sheets are as follows:

December 31                               (in millions)      1996        1995

Actuarial present value of benefit obligation:
Vested benefits ---------------------------------------    $(27.6)     $(25.4)
Nonvested benefits ------------------------------------      (3.1)       (3.3)
  Accumulated benefit obligation ----------------------     (30.7)      (28.7)
Effect of projected future compensation increases -----      (6.9)       (7.5)
  Projected benefit obligation ------------------------     (37.6)      (36.2)
Unrecognized transition obligation --------------------        .1          .2
Unrecognized net loss ---------------------------------       5.5         7.3
Unrecognized prior service cost -----------------------        .4          .4
  Accrued pension cost included in other liabilities --    $(31.6)     $(28.3)

The determination of the projected benefit obligation for the defined benefit plans was based on the following assumptions:

December 31                                              1996    1995    1994

Weighted-average discount rate ----------------------     7.0%    7.0%    8.0%

Rate of increase in compensation:
Salary continuation plan ----------------------------     5.5     6.0     6.5
All other plans -------------------------------------     4.5     5.0     5.0

Expected long-term rate of return on plan assets ----     9.0     9.0     9.0

The components of net pension cost for the defined benefit pension plans are as follows:

Year Ended December 31                    (in millions)  1996    1995    1994

Service cost-benefits earned during the year --------   $21.0   $17.0   $22.1
Interest cost on projected benefit obligation -------    35.0    32.0    30.0
Actual return on plan assets ------------------------   (45.6)  (82.4)    9.7
Net amortization (deferral) -------------------------     7.7    52.4   (40.2)
  Net pension cost ----------------------------------   $18.1   $19.0   $21.6

Pension Plan - Non U.S. The employees of LNC's primary foreign subsidiary are covered by a defined benefit pension plan. The plan provides death and pension benefits based on final pensionable salary. At December 31, 1996 and 1995, plan assets exceeded the projected benefit obligations by $9,076,000 and $9,020,000, respectively, and were included in other assets in LNC's balance sheet. Net pension costs for the foreign plan were $1,544,000, $1,727,000 and $633,000, for 1996, 1995 and 1994, respectively.

401(k) Plans. LNC also sponsors contributory defined contribution plans for eligible U.S. employees and agents. LNC's contributions to the plans are equal to a participant's pre-tax contribution, not to exceed 6% of base pay, multiplied by a percentage, ranging from 25% to 150%, which varies according to certain incentive criteria as determined by LNC's Board of Directors. Expense for these plans amounted to $25,400,000, $20,700,000 and $29,400,000 in 1996, 1995 and 1994, respectively.

Postretirement Medical and Life Insurance Benefit Plans. LNC sponsors unfunded defined benefit plans that provide postretirement medical and life insurance benefits to full-time U.S. employees and agents who, depending on the plan, have worked for LNC 10 to 15 years and attained age 55 to 60. Medical benefits are also available to spouses and other dependents of employees and agents. For medical benefits, limited contributions are required from individuals retired prior to November 1, 1988. Contributions for later retirees, which can be adjusted annually, are based on such items as years of service at retirement and age at retirement. Life insurance benefits are noncontributory, however, participants can elect supplemental contributory benefits.

The status of the postretirement medical and life insurance benefit plans and the amount recognized on the balance sheet are as follows:

December 31                            (in millions)         1996        1995

Accumulated postretirement benefit obligation:
Retirees --------------------------------------------    $ (73.8)     $ (88.7)
Fully eligible active plan participants -------------      (22.9)       (24.2)
Other active plan participants ----------------------      (40.1)       (40.0)
  Accumulated postretirement benefit obligation -----     (136.8)      (152.9)
Unrecognized gain -----------------------------------      (25.9)        (6.3)
  Accrued plan cost included in other liabilities ---    $(162.7)     $(159.2)

The components of periodic postretirement benefit cost are as follows:

Year Ended December 31                     (in millions)   1996   1995   1994

Service cost -------------------------------------------  $ 3.9  $ 3.1  $ 4.3
Interest cost ------------------------------------------    9.0    9.7   10.4
Amortized cost (credit) --------------------------------   (1.8)  (2.0)    .3
  Net periodic postretirement benefit cost -------------  $11.1  $10.8  $15.0

The calculation of the accumulated postretirement benefit obligation assumes a weighted-average annual rate of increase in the per capita cost of covered benefits (i.e. health care cost trend rate) of 8.5% for 1997. It further assumes the rate will gradually decrease to 5.0% by 2005 and remain at that level. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point each year would increase the accumulated postretirement benefit obligation as of December 1996 and 1995 by $9,900,000 and $11,100,000, respectively. The aggregate of the estimated service and interest cost components of net periodic postretirement benefit cost for the year ended December 31, 1996 would increase by $1,100,000. The calculation assumes a long-term rate of increase in compensation of 4.5% and 5.0% for December 31, 1996 and 1995, respectively. The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.0% for both December 31, 1996 and 1995.

Incentive Plans. LNC has various incentive plans for key employees, agents and directors of LNC and its subsidiaries that provide for the issuance of stock options, stock appreciation rights, restricted stock awards and stock incentive awards. These plans are comprised primarily of stock option incentive plans. Stock options granted under the stock option incentive plans are at the market value at the date of grant and, subject to termination of employment, expire 10 years from the date of grant. Such options are transferable only upon death and are exercisable one year from date of grant for options issued prior to 1992. Options issued subsequent to 1991 are exercisable in 25% increments on the option issuance anniversary in the four years following issuance.

Financial Accounting Standard No. 123 entitled "Accounting for Stock-Based Compensation" ("FAS 123") issued in October 1995, was adopted by LNC as of December 31, 1995. Pursuant to the provisions of FAS 123, LNC has elected to continue its practice of recognizing compensation expense for its stock option incentive plans using the intrinsic value based method of accounting (see note 1 on page 45) and to provide the required pro forma information for stock options granted after December 31, 1994. Accordingly, no compensation expense has been recognized for stock option incentive plans. Had compensation expense for LNC's stock option incentive plans for options granted after December 31, 1994 been determined based on the estimated fair value at the grant dates for awards under those plans, LNC's pro forma net income and earnings per share for 1996 and 1995 would have been $510,518,000 ($4.88 per share) and $479,814,000 ($4.61 per share), respectively (a decrease of $3,040,000 or $.03 per share and $2,372,000 or $.02 per share, respectively). The effects on 1996 and 1995 pro forma net income and earnings per share of expensing the estimated fair value of stock options are not necessarily representative of the effects on reported net income for future years due to factors such as the vesting period of the stock options and the potential for issuance of additional stock options in future years.

The fair value of options granted after December 31, 1994, used as a basis for the above pro forma disclosures, was estimated as of the date of grant using a Black-Scholes option pricing model. For 1996, the option pricing assumptions include a dividend yield of 4.1%; an expected volatility of 18%; a risk-free interest rate of 6.5% and an expected life of 5 years. For 1995, the option pricing assumptions include a dividend yield of 4.4%; an expected volatility of 22%; a risk-free interest rate of 6.3% and an expected life of 5 years.
The weighted-average fair values per option granted during 1996 and 1995 were $7.35 and $7.15, respectively.

Information with respect to the incentive plans involving stock options is as follows:
                                                        Options Outstanding
                                                                  Weighted-
                                         Shares                     Average
                                      Available                    Exercise
                                      for Grant        Shares         Price
Balance at January 1, 1994            1,332,618     2,441,852       $28.80
Additional authorized ----------      7,650,000
Granted ------------------------       (442,100)      442,100        39.49
Exercised ----------------------            --       (122,963)       25.43
Expired ------------------------         (7,000)          --           --
Forfeited ----------------------        105,203       (88,800)       33.76
Restricted stock awarded -------       (215,707)
  Balance at December 31, 1994 -      8,423,014     2,672,189        30.56

Granted ------------------------       (510,150)      510,150        42.57
Exercised ----------------------            --       (313,612)       25.70
Expired ------------------------         (5,273)         (275)       19.97
Forfeited ----------------------        175,446       (36,172)       34.64
Restricted stock awarded -------       (335,126)
  Balance at December 31, 1995 -      7,747,911     2,832,280        33.21

Granted ------------------------       (636,500)      636,500        45.69
Exercised ----------------------           --        (273,967)       26.68
Expired ------------------------         (1,600)       (1,000)       27.75
Forfeited ----------------------        151,818       (38,650)       36.03
Restricted stock awarded -------        (55,538)
  Balance at December 31, 1996 -      7,206,091     3,155,163        36.29

Shares under options that were exercisable are as follows:

December 31                                1996          1995         1994
Options exercisable
  (number of shares) -----------      1,833,269     1,647,872    1,615,839
Weighted-average exercise
  price (per share) ------------         $31.22        $28.56       $26.34

Information with respect to incentive plan stock options outstanding at December 31, 1996 is as follows:

      Options Outstanding                            Options Exercisable
                         Weighted-
                         Average      Weighted-   Number         Weighted-
Range of  Number Out-    Remaining    Average     Exercisable    Average
Exercise  standing at    Contractual  Exercise    at             Exercise
Prices   Dec 31, 1996    Life (Years)  Price       Dec 31, 1996   Price
$10-$20        51,690          .96     $19.25           51,690    $19.25
 21- 30     1,080,811         3.64      25.91        1,080,811     25.91
 31- 40       899,976         5.96      39.58          565,261     39.63
 41- 50     1,095,236         8.78      44.22          135,257     43.04
 51- 60        27,450         9.38      52.23              250     52.85
$10-$60     3,155,163                                1,833,269

Restricted stock (non-vested stock) awarded from 1994 through 1996 was as follows:

Year Ended December 31                             1996       1995      1994
Restricted stock (number of shares) ------------ 55,538    335,126   215,707
Weighted-average price per share at time
 of grant -------------------------------------- $46.16     $41.09    $40.56


7. Restrictions, Commitments and Contingencies

Statutory Information and Restrictions
Net income as determined in accordance with statutory accounting practices for LNC's insurance subsidiaries was as follows:

Year Ended December 31         (in millions)       1996       1995      1994
Life-health insurance ---------------------      $399.7     $314.0    $411.7
Property-casualty insurance ---------------       161.4      182.0     167.9

Life-health insurance statutory net income for 1996, 1995 and 1994, excluding LNC's foreign life reinsurance companies, was $357,800,000, $350,400,000 and $411,100,000, respectively.

Shareholders' equity as determined in accordance with statutory accounting practices for LNC's insurance subsidiaries was as follows:

December 31                    (in millions)           1996             1995
Life-health insurance ---------------------        $2,080.5         $1,908.5
Property-casualty insurance ---------------           919.7          1,004.2

The National Association of Insurance Commissioners is involved in a multi-year project to examine and challenge the appropriateness of current statutory accounting principles. This project could result in changes to statutory accounting practices that could cause changes to the statutory net income and shareholders' equity data shown above.

LNC's insurance subsidiaries are subject to certain insurance department regulatory restrictions as to the transfer of funds and payments of dividends to LNC. In 1997, LNC's insurance subsidiaries can transfer up to $584,000,000 without seeking prior approval from the insurance regulators.

Environmental Losses
Total property-casualty liabilities for unpaid claims and claim expenses were $2,486,000,000 and $2,595,000,000 at December 31, 1996 and 1995, respectively.
These liabilities include amounts for environmental losses of $265,000,000 and $256,000,000, respectively. In establishing liabilities for claims and claim expenses related to environmental matters, management considers facts currently known and the current state of the law and coverage litigation. Liabilities are recognized for known claims (including the cost of related litigation) when sufficient information has been developed to indicate the involvement of a specific insurance policy and management can reasonably estimate its liability. Liabilities also have been established to cover additional exposures on both known and unasserted claims. Estimates of the liabilities are reviewed and updated continually. Developed case law and adequate claim history do not exist for a portion of LNC's environmental exposure, especially because significant uncertainty exists about the outcome of coverage litigation and whether past claims experience will be representative of future claims experience. Accordingly, although management believes the estimated reserve provided for environmental losses is adequate, it is reasonably possible that a change in estimate of required reserve levels could occur in the near term. It is not possible to provide a meaningful estimate of a range of possible outcomes at this time.

Disability Income Claims
The liability for disability income claims net of the related asset for amounts recoverable from reinsurers at December 31, 1996 and 1995 is a net liability of $1,561,000,000 and $1,541,000,000, respectively, excluding deferred acquisition costs. This liability is based on the assumption that recent experience will continue in the future. If incidence levels or claim termination rates vary significantly from this assumption, adjustments to reserves may be required in the future. Accordingly, this liability may prove to be deficient or excessive. However, it is management's opinion that such future development will not materially affect the consolidated financial position of LNC. LNC reviews and updates the level of these reserves on an ongoing basis (see note 2 on page 45).

United Kingdom Pension Products
Operations in the U.K. include the sale of pension products to individuals. Regulatory agencies have raised questions as to what constitutes appropriate advice to individuals who bought pension products as an alternative to participation in an employer sponsored plan. In cases of inappropriate advice, LNC may have to do extensive investigation and put the individual in a position similar to what would have been attained if the individual had remained in the employer sponsored plan. Liabilities of $86,700,000, which are net of expected recoveries, have been established for the estimated cost of this issue following regulatory guidance as to activities to be undertaken. These liabilities were booked net of expected recoveries of $31,400,000 from previous owners of companies acquired over the last few years as specified in the indemnification clauses of the purchase agreements. These liabilities and recoveries are based on various estimates that are subject to considerable uncertainty. Accordingly, these liabilities may prove to be deficient or excessive. However, it is management's opinion that such future development will not materially affect the consolidated financial position of LNC.

Marketing and Compliance Issues
Regulators continue to focus on market conduct and compliance issues. Under certain circumstances companies operating in the insurance and financial services markets have been held responsible for providing incomplete or misleading sales materials and for replacing existing policies with policies that were less advantageous to the policyholder. LNC's management continues to monitor the company's sales materials and compliance procedures and is making an extensive effort to minimize any potential liability. However, due to the uncertainty surrounding such matters, it is not possible to provide a meaningful estimate of the range of potential outcomes at this time.

Group Pension Annuities
The liabilities for guaranteed interest and group pension annuity contracts, which are no longer sold by LNC, are supported by a single portfolio of assets that attempts to match the duration of these liabilities. Due to the long-term nature of group pension annuities and the resulting inability to exactly match cash flows, a risk exists that future cash flows from investments will not be reinvested at rates as high as currently earned by the portfolio. Accordingly, these liabilities may prove to be deficient or excessive.
However, it is management's opinion that such future development will not materially affect the consolidated financial position of LNC.

Leases
Certain of LNC's subsidiaries lease their home office properties through sale-leaseback agreements. The agreements provide for a 25 year lease period with options to renew for six additional terms of five years each. The agreements also provide LNC with the right of first refusal to purchase the properties during the term of the lease, including renewal periods, at a price defined in the agreements. LNC also has the option to purchase the leased properties at fair market value as defined in the agreements on the last day of the initial 25-year lease period ending in 2009 or the last day of any of the renewal periods.

Total rental expense on operating leases in 1996, 1995 and 1994 was $71,600,000, $65,600,000 and $51,400,000, respectively. Future minimum rental commitments are as follows (in millions):

1997 - $53.4                     1999 - $48.0                 2001 - $ 43.6
1998 -  49.3                     2000 -  46.2           Thereafter -  328.8

Insurance Ceded and Assumed
LNC's insurance companies cede insurance to other companies. The portion of risks exceeding each company's retention limit is reinsured with other insurers. LNC seeks reinsurance coverage within the business segments that sell life insurance to limit its liabilities. Industry regulations prescribe the maximum coverage that LNC can retain on an individual insured. As of December 31, 1996, LNC's maximum retention on a single insured was $3,000,000. Portions of LNC's deferred annuity business have also been co-insured with other companies to limit its exposure to interest rate risks. At December 31, 1996, the reserves associated with these reinsurance arrangements totaled $1,817,100,000. Effective January 1, 1997, catastrophe reinsurance arrangements for property-casualty coverages provided for a recovery of an average of approximately 90% of losses in excess of $30,000,000 up to $180,000,000 per occurrence. To cover products other than life and property-casualty insurance, LNC acquires other insurance coverages with retentions and limits that management believes are appropriate for the circumstances. The accompanying financial statements reflect premiums, benefits and settlement expenses and deferred acquisition costs, net of insurance ceded (see note 5 on page 52). LNC's insurance companies remain liable if their reinsurers are unable to meet contractual obligations under applicable reinsurance agreements.

Certain LNC insurance companies assume insurance from other companies. At December 31, 1996, LNC's insurance companies have provided $828,300,000 of statutory surplus relief to other insurance companies under reinsurance transactions. Generally, such amounts are offset by corresponding receivables from the ceding company, which are secured by future profits on the reinsured business. However, LNC's insurance companies are subject to the risk that the ceding company may become insolvent and the right of offset would not be permitted.

Associated with these transactions, LNC's foreign insurance companies have obtained letters of credit in favor of various unaffiliated insurance companies from which LNC assumes business. This allows the ceding companies to take statutory reserve credit. The letters of credit issued by the banks represent a guarantee of performance under the reinsurance agreements. At December 31, 1996, there was a total of $453,000,000 in outstanding bank letters of credit. In exchange for the letters of credit, LNC paid the banks approximately $758,000 in fees in 1996.

Vulnerability from Concentrations
At December 31, 1996, LNC did not have a material concentration of financial instruments in a single investee, industry or geographic location. Also at December 31, 1996, LNC did not have a concentration of: 1) business transactions with a particular customer, lender or distributor; 2) revenues from a particular product or service; 3) sources of supply of labor or services used in the business or; 4) a market or geographic area in which business is conducted that makes it vulnerable to an event that is at least reasonably possible to occur in the near term and which could cause a severe impact to LNC's financial condition, except for the market and geographic concentration described in the following paragraph.

LNC writes personal and commercial lines of property and casualty insurance throughout the United States. As a result, LNC is always at risk that there could be significant losses arising in certain geographic areas from catastrophes such as earthquakes and hurricanes. LNC seeks to protect itself from such events by purchasing catastrophe insurance. LNC's policies in-force providing earthquake, hurricane and related coverage in the Midwest, Western and Southeastern coastal areas of the United States could expose LNC to losses exceeding its reinsurance limits. Although the exposure exists, LNC has not encountered losses in excess of its reinsurance limits during any year.

Other Contingency Matters
LNC and its subsidiaries are involved in various pending or threatened legal proceedings arising from the conduct of business. In some instances, these proceedings include claims for unspecified or substantial punitive damages and similar types of relief in addition to amounts for alleged contractual liability or requests for equitable relief. After consultation with legal counsel and a review of available facts, it is management's opinion that these proceedings ultimately will be resolved without materially affecting the consolidated financial position of LNC.

The number of insurance companies that are under regulatory supervision has resulted, and is expected to continue to result, in assessments by state guaranty funds to cover losses to policyholders of insolvent or rehabilitated companies. Mandatory assessments may be partially recovered through a reduction in future premium taxes in some states. LNC has accrued for expected assessments net of estimated future premium tax deductions.

Guarantees
LNC has guarantees with off-balance-sheet risks whose contractual amounts represent credit exposure. Outstanding guarantees with off-balance-sheet risks, shown in notional or contract amounts along with their carrying value and estimated fair values, are as follows:
                                                   Assets (Liabilities)
                                  Notional or    Carrying Fair Carrying  Fair
                                Contract Amounts  Value  Value  Value   Value
December 31        (in millions)    1996    1995   1996   1996   1995    1995

Industrial revenue bonds ------   $ 36.4  $ 63.5   $(1.8)  -- $ (7.1)   $ --
Real estate partnerships ------      3.5     6.4     --    --     --      --
Mortgage loan pass-through
 certificates -----------------     50.3    63.6     --    --     --      --
   Total guarantees -----------   $ 90.2  $133.5   $(1.8)  -- $ (7.1)   $ --

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

Derivatives
LNC has derivatives with off-balance-sheet risks whose notional or contract amounts exceed the credit exposure. LNC has entered into derivative transactions to reduce its exposure to fluctuations in interest rates, the widening of bond yield spreads over comparable maturity U.S. Government obligations, fluctuations in the FTSE index and foreign exchange risks. In addition, LNC is subject to the risks associated with changes in the value of its derivatives; however, such changes in the value generally are offset by changes in the value of the items being hedged by such contracts. Outstanding derivatives with off-balance-sheet risks, shown in notional or contract amounts along with their carrying value and estimated fair values, are as follows:
                                                     Assets (Liabilities)
                                   Notional or    Carrying Fair Carrying Fair
                                 Contract Amounts  Value  Value  Value  Value
December 31        (in millions)    1996     1995   1996   1996   1995   1995

Interest rate derivatives:
Interest rate cap agreements -- $5,500.0 $5,110.0  $20.8   $8.2  $22.7  $ 5.3
Swaptions ---------------------    672.0      --    10.6   10.6    --     --
Spread-lock agreements --------      --     600.0    --     --     (.9)   (.9)
Financial futures -------------    147.7    106.7   (2.4)  (2.4)   5.1    5.1
Interest rate swaps -----------      --       5.0    --     --      .2     .2
  Total interest rate
   derivatives ----------------  6,319.7  5,821.7   29.0   16.4   27.1    9.7

Equity indexed derivatives:
Call options ------------------     14.7     13.3   10.5   10.5    8.0    8.0

Foreign currency derivatives:
Forward exchange forward contracts:
 Foreign subsidiary -----------      --     398.8    --     --    (5.4)  (5.4)
 Foreign investments ----------    251.6     15.7    (.2)   (.2)   (.6)   (.6)
Foreign currency options ------     50.2     99.2    (.3)   (.3)   1.9    1.4
Foreign currency swaps --------     15.0     15.0   (2.1)  (2.1)    .4     .4
   Total foreign currency
    derivatives ---------------    316.8    528.7   (2.6)  (2.6)  (3.7)  (4.2)

   Total derivatives ---------- $6,651.2 $6,363.7  $36.9  $24.3  $31.4  $13.5

A reconciliation and discussion of the notional or contract amounts for the significant programs using derivative agreements and contracts is as follows:


                           Interest                      Spread-Lock
                           Rate Caps       Swaptions      Agreements
December 31
       (in millions)    1996     1995     1996  1995      1996     1995

Balance at beginning
-of-year -------------- $5,110.0 $4,400.0 $    --   $ --   $ 600.0  $1,300.0
New contracts ---------  1,183.0    710.0  1,161.1    --      15.0     800.0
Terminations and
 maturities -----------   (793.0)     --    (489.1)   --    (615.0) (1,500.0)
  Balance at end-
 of-year -------------- $5,500.0 $5,110.0 $  672.0  $ --   $   --   $  600.0



                             Financial Futures
                           Contracts        Options         Call Options
December 31
      (in millions)       1996     1995    1996    1995      1996     1995

Balance at beginning
-of-year ------------ $  106.7  $  382.5   $ --  $   --     $ 13.3   $  --
New contracts -------  7,578.9   1,328.2     --    181.6       --      13.8
Terminations and
maturities ---------- (7,537.9) (1,604.0)    --   (181.6)      --       --
Foreign Exchange
Adjustment ----------      --       --      --      --         1.4      (.5)
  Balance at end-
of-year ------------- $  147.7  $  106.7   $ --  $   --     $ 14.7   $ 13.3


                  Foreign Currency Derivatives (Foreign Investments)
                     Forward Exchange     Foreign           Foreign
                        Forward          Currency          Currency
                       Contracts          Options           Swaps
December 31
(in millions)          1996   1995      1996      1995    1996     1995

Balance at beginning
-of-year ----------   $ 15.7  $ 21.2  $   99.2    $  --    $15.0    $ --
New contracts -----    406.7   131.1   1,168.6     356.6     --      15.0
Terminations and
 maturities -------   (170.8) (136.6) (1,217.6)   (257.4)    --       --
  Balance at end-
 of-year ----------   $251.6  $ 15.7  $   50.2    $ 99.2   $15.0    $15.0



                                                 Foreign Exchange Forward
                                               Contracts (Foreign Subsidiary)
December 31    (in millions)                            1996          1995


Balance at beginning-of-year ------------------      $ 398.8       $ 138.3
New contracts ---------------------------------        255.5         709.2
Terminations and maturities -------------------       (654.3)       (448.7)
  Balance at end-of-year ----------------------      $   --        $ 398.8


Interest Rate Caps. The interest rate cap agreements, which expire in 1997 through 2003, entitle LNC to receive payments from the counterparties on specified future reset dates, contingent on future interest rates. For each cap, the amount of such quarterly payments, if any, is determined by the excess of a market interest rate over a specified cap rate multiplied by the notional amount divided by four. The purpose of LNC's interest rate cap agreement program is to protect its annuity line of business from the effect of fluctuating interest rates. The premium paid for the interest rate caps is included in other assets ($20,800,000 as of December 31, 1996) and is being amortized over the terms of the agreements. This amortization is included in net investment income.

Swaptions. Swaptions, which expire in 2002, entitle LNC to receive settlement payments from the counterparties on specified expiration dates, contingent on future interest rates. For each swaption, the amount of such settlement payments, if any, is determined by the present value of the difference between the fixed rate on a market rate swap and the strike rate multiplied by the notional amount. The purpose of LNC's swaption program is to protect the assets supporting its annuity line of business from the effect of fluctuating interest rates. The premium paid for the swaptions is included in other assets ($11,000,000 as of December 31, 1996) and is being amortized over the terms of the agreements. This amortization is included in net investment income.

Spread-Lock Agreements. Spread-lock agreements provide for a lump sum payment to or by LNC, depending on whether the spread between the swap rate and a specified U.S. Treasury note is larger or smaller than a contractually specified spread. Cash payments are based on the product of the notional amount, the spread between the swap rate and the yield of an equivalent maturity U.S. Treasury security, and the price sensitivity of the swap at that time. It is expressed in dollars-per-basis point. The purpose of LNC's spread-lock program is to protect a portion of its fixed maturity securities against widening spreads.

Financial Futures. LNC uses exchange-traded financial futures contracts and options on those financial futures to hedge against interest rate risks and to manage duration of a portion of its fixed maturity securities. Financial futures contracts obligate LNC to buy or sell a financial instrument at a specified future date for a specified price. They may be settled in cash or through delivery of the financial instrument. Cash settlements on the change in market values of financial futures contracts are made daily. Options on financial futures give LNC the right, but not the obligation, to assume a long or short position in the underlying futures at a specified price during a specified time period.

Call Options. Call options which expire in 1997 through 2001, provide LNC with settlement payments from the counterparties on specified expiration dates. The payment, if any, is the percentage increase in the FTSE index over the strike price defined in the contract, applied to a notional amount. The purpose of LNC's call option program is to offset the cost of increases in the liabilities of certain single premium investment contracts which are tied to the FTSE index.

Foreign Currency Derivatives (Foreign Investments). LNC uses a combination of foreign exchange forward contracts, foreign currency options and foreign currency swaps, all of which are traded over-the-counter, to hedge some of the foreign exchange risk of investments in fixed maturity securities denominated in foreign currencies. The foreign currency forward contracts obligate LNC to deliver a specified amount of currency at a future date at a specified exchange rate. Foreign currency options give LNC the right, but not the obligation, to buy or sell a foreign currency at a specified exchange rate during a specified time period. A foreign currency swap is a contractual agreement to exchange the currencies of two different countries pursuant to an agreement to re-exchange the two currencies at the same rate of exchange at a specified future date.

Foreign Exchange Forward Contracts (Foreign Subsidiary). LNC historically has used foreign exchange forward contracts, which were traded over-the-counter, to hedge the foreign exchange risk assumed with its investment in its U.K. subsidiary, Lincoln National (UK). LNC hedged its exposure to sterling in excess of $100,000,000 of its investment in Lincoln National (UK). The foreign exchange forward contracts obligated LNC to deliver a specified amount of currency at a future date at a specified exchange rate. LNC terminated these contracts in the third quarter of 1996.

Additional Derivative Information. Expenses for the agreements and contracts described above amounted to $8,000,000 and $9,100,000 in 1996 and 1995, respectively. Deferred losses of $33,500,000 as of December 31, 1996, were the result of: 1) terminated and expired spread-lock agreements and; 2) financial futures contracts. These losses are included with the related fixed maturity securities to which the hedge applied and are being amortized over the life of such securities.

LNC is exposed to credit loss in the event of nonperformance by counterparties on interest rate cap agreements, swaptions, spread-lock agreements, interest rate swaps, call options, foreign exchange forward contracts, foreign currency options and foreign currency swaps. However, LNC does not anticipate nonperformance by any of the counterparties. The credit risk associated with such agreements is minimized by purchasing such agreements from financial institutions with long-standing, superior performance records. The amount of such exposure is essentially the net replacement cost or market value for such agreements with each counterparty if the net market value is in LNC's favor. At December 31, 1996, the exposure was $28,000,000.


8.  Fair Value of Financial Instruments

The following discussion outlines the methodologies and assumptions used to determine the estimated fair value of LNC's financial instruments. Considerable judgment is required to develop these fair values. Accordingly, the estimates shown are not necessarily indicative of the amounts that would be realized in a one-time, current market exchange of all of LNC's financial instruments.

Fixed Maturity and Equity Securities. Fair values for fixed maturity securities are based on quoted market prices, where available. For fixed maturity securities not actively traded, fair values are estimated using
values obtained from independent pricing services.   In the case of private
placements, fair values are estimated by discounting expected future cash flows using a current market rate applicable to the coupon rate, credit quality and maturity of the investments. The fair values for equity securities are based on quoted market prices.

Mortgage Loans on Real Estate. The estimated fair value of mortgage loans on real estate was established using a discounted cash flow method based on credit rating, maturity and future income when compared to the expected yield for mortgages having similar characteristics. The ratings for mortgages in good standing are based on property type, location, market conditions, occupancy, debt service coverage, loan to value, caliber of tenancy, borrower and payment record. Fair values for impaired mortgage loans are based on: 1) the present value of expected future cash flows discounted at the loan's effective interest rate; 2) the loan's market price or; 3) the fair value of the collateral if the loan is collateral dependent.

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

Investment Type Insurance Contracts. The balance sheet captions, "Future Policy Benefits, Claims and Claim Expenses" and "Contractholder Funds," include investment type insurance contracts (i.e. deposit contracts and guaranteed interest contracts). The fair values for the deposit contracts and certain guaranteed interest contracts are based on their approximate surrender values. The fair values for the remaining guaranteed interest and similar contracts are estimated using discounted cash flow calculations. These calculations are based on interest rates currently offered on similar contracts with maturities that are consistent with those remaining for the contracts being valued.

The remainder of the balance sheet captions "Future Policy Benefits, Claims and Claim Expenses" and "Contractholder Funds" that do not fit the definition of "investment type insurance contracts" are considered insurance contracts. Fair value disclosures are not required for these insurance contracts and have not been determined by LNC. It is LNC's position that the disclosure of the fair value of these insurance contracts is important because readers of these financial statements could draw inappropriate conclusions about LNC's shareholders' equity determined on a fair value basis. It could be misleading if only the fair value of assets and liabilities defined as financial instruments are disclosed. LNC and other companies in the insurance industry are monitoring the related actions of the various rule-making bodies and attempting to determine an appropriate methodology for estimating and disclosing the "fair value" of their insurance contract liabilities.

Short-term and Long-term Debt. Fair values for long-term debt issues are estimated using discounted cash flow analysis based on LNC's current incremental borrowing rate for similar types of borrowing arrangements. For short-term debt, the carrying value approximates fair value.

Minority Interest - Preferred Securities of Subsidiary Companies. Fair values for minority interest-preferred securities of subsidiary companies are based on quoted market prices less the unamortized cost of issue.

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

Derivatives. LNC's derivatives include interest rate cap agreements, swaptions, spread-lock agreements, foreign currency exchange contracts, financial futures contracts, options on financial futures, interest rate swaps, call options, foreign currency options and foreign currency swaps.
Fair values for these contracts are based on current settlement values. These values are based on: 1) quoted market prices for the foreign currency exchange contracts, financial futures contracts and options on financial futures and;
2) brokerage quotes that utilized pricing models or formulas using current assumptions for all other swaps and agreements.

Investment Commitments. Fair values for commitments to make investments in fixed maturity securities (primarily private placements), mortgage loans on real estate and real estate are based on the difference between the value of the committed investments as of the date of the accompanying balance sheets and the commitment date. These estimates would take into account changes in interest rates, the counterparties' credit standing and the remaining terms of the commitments.

The carrying values and estimated fair values of LNC's financial instruments are as follows:
                                      Carrying      Fair  Carrying      Fair
                                         Value     Value     Value     Value
December 31            (in millions)      1996      1996      1995      1995

Assets (liabilities/minority interests):

Fixed maturities securities -------- $27,906.4 $27,906.4 $25,834.5 $25,834.5
Equity securities ------------------     992.7     992.7   1,164.8   1,164.8
Mortgage loans on real estate ------   3,273.0   3,386.3   3,186.9   3,371.9
Policy loans -----------------------     758.2     747.1     602.6     594.7
Other investments ------------------     459.7     459.7     371.8     371.8
Cash and invested cash -------------   1,231.7   1,231.7   1,572.9   1,572.9
Investment type insurance contracts:
  Deposit contracts and certain
   guaranteed interest contracts --- (18,710.5)(18,328.5)(15,620.2)(15,410.2)
  Remaining guaranteed interest
   and similar contracts -----------  (2,539.0) (2,508.7) (3,024.0) (3,125.1)
Short-term debt --------------------    (189.0)   (189.0)   (426.8)   (426.8)
Long-term debt ---------------------    (626.3)   (622.7)   (659.3)   (713.4)
Minority interest-preferred
 securities of subsidiary companies-    (315.0)   (315.7)      --        --
Guarantees -------------------------      (1.8)      --       (7.1)      --
Derivatives ------------------------      36.9      24.0      31.4      13.5
Investment commitments -------------       --         .3       --         .8

As of December 31, 1996 and 1995, the carrying value of the deposit contracts and certain guaranteed contracts is net of deferred acquisition costs of $176,000,000 and $336,000,000, respectively, excluding adjustments for deferred acquisition costs applicable to changes in fair value of securities. The carrying values of these contracts are stated net of deferred acquisition costs so that they are comparable with the fair value basis.


9.  Segment Information

LNC has four business segments: Life Insurance and Annuities, Reinsurance, Property-Casualty and Investment Management. The Life Insurance and Annuities segment offers annuities, universal life, pension products and other individual coverages through a network of career agents, independent general agencies, and insurance agencies located within a variety of financial institutions. These products are sold throughout the United States. Similar products are offered within the United Kingdom through sales representatives. Reinsurance sells reinsurance products and services to insurance companies, HMOs, self-funded employers and other primary risk accepting organizations in the U.S. and economically attractive international markets. Effective in the fourth quarter of 1995, operating results of the direct disability income business previously included in the Life Insurance and Annuities segment, were included in the Reinsurance segment. This direct disability income business, which is no longer being sold, is now managed by the Reinsurance segment along with its own disability income business. The Property-Casualty segment writes both commercial and personal coverages throughout most of the United States through a network of independent agencies. The Investment Management segment offers a variety of asset management services to institutional and retail customers primarily throughout the United States. Activity which is not included in the major business segments is shown as "Other Operations."

"Other Operations" includes operations not directly related to the business segments and unallocated corporate items (i.e., corporate investment income, interest expense on corporate debt and unallocated overhead expenses). LNC's other operations also included: 1) the equity in the earnings of a 29% owned unconsolidated affiliate engaged in the life-health benefit business prior to the sale of this interest in 1995 and, 2) the earnings of its investment management companies prior to the formation of the Investment Management segment in April 1995 with the acquisition of Delaware Management Holdings, Inc. (see note 12 on page 67).

Financial data by segment for 1994 through 1996 is as follows:

Year Ended December 31     (in millions)         1996       1995        1994

Revenue, excluding net investment income
 and realized gain (loss) on investments/
 affiliates/operating property:
Life Insurance and Annuities -----------     $1,124.2   $1,074.8    $1,133.4
Reinsurance ----------------------------      1,279.2    1,181.9     1,070.9
Property-Casualty ----------------------      1,617.2    1,688.7     1,710.6
Investment Management (Regular) --------        210.7      142.8         --
Investment Management (at Cost ---------         61.6       42.8         --
Employee Life-Health Benefits ----------          --         --        303.7
Other Operations (includes
 consolidating adjustments) ------------        (65.6)     (18.8)       48.5
  Total --------------------------------     $4,227.3   $4,112.2    $4,267.1

Net Investment Income:
Life Insurance and Annuities -----------     $1,857.7   $1,859.5    $1,619.2
Reinsurance ----------------------------        263.7      164.1       125.5
Property-Casualty ----------------------        244.0      238.8       241.1
Investment Management ------------------           .9         .5         --
Employee Life-Health Benefits ----------          --         --         10.8
Other Operations -----------------------          (.4)     (11.6)       (1.8)
  Total --------------------------------     $2,365.9   $2,251.3    $1,994.8

Realized gain (loss) on investments/
 affiliates/operating property:
Life Insurance and Annuities -----------       $ 66.4     $124.4     $(137.2)
Reinsurance ----------------------------         18.1       16.4         1.0
Property-Casualty ----------------------         34.4       27.4        19.7
Investment Management ------------------          8.1        6.6         --
Employee Life-Health Benefits ----------          --         --           .4
Other Operations -----------------------          1.1       95.0        34.1
  Total --------------------------------       $128.1     $269.8     $ (82.0)

Income (loss) before income taxes and
 minority interest:
Life Insurance and Annuities -----------       $470.3     $472.4      $106.7
Reinsurance ----------------------------        131.1      (65.6)      102.9
Property-Casualty ----------------------        187.6      190.4       177.2
Investment Management ------------------         34.6       36.0         --
Employee Life-Health Benefits ----------          --         --         22.9
Other Operations (includes interest
 expense) ------------------------------       (111.3)      (6.6)      (33.4)
  Total --------------------------------       $712.3     $626.6      $376.3

Income taxes (credits):
Life Insurance and Annuities -----------       $138.8     $138.3       $12.6
Reinsurance ----------------------------         45.4      (23.6)       35.9
Property-Casualty ----------------------         23.9       24.1         5.6
Investment Management ------------------         17.7       17.0         --
Employee Life-Health Benefits ----------          --         --          8.5
Other Operations -----------------------        (46.6)     (11.4)      (36.2)
  Total --------------------------------       $179.2     $144.4       $26.4

Net income (loss):
Life Insurance and Annuities -----------       $329.9     $334.1      $ 94.1
Reinsurance ----------------------------         85.7      (42.0)       67.1
Property-Casualty ----------------------        144.3      166.3       171.6
Investment Management ------------------         16.9       19.0         --
Employee Life-Health Benefits ----------          --         --         14.4
Other Operations (includes interest
 expense) ------------------------------        (63.2)       4.8         2.7
  Total --------------------------------       $513.6     $482.2      $349.9

December 31                (in millions)         1996       1995        1994

Assets:
Life Insurance and Annuities -----------    $61,002.4  $52,465.8   $40,758.4
Reinsurance ----------------------------      5,196.1    5,220.3     2,653.5
Property-Casualty ----------------------      4,901.4    5,126.0     4,966.6
Investment Management ------------------        640.0      632.4         --
Other Operations -----------------------        (26.5)    (186.8)      486.3
  Total --------------------------------    $71,713.4  $63,257.7   $48,864.8

Liabilities:
Life Insurance and Annuities -----------    $58,075.6  $49,485.4   $38,823.2
Reinsurance ----------------------------      4,454.8    4,673.3     2,259.8
Property-Casualty ----------------------      3,622.8    3,516.2     3,552.3
Investment Management ------------------        106.6       59.4         --
Other Operations -----------------------        668.6    1,145.3     1,187.4
  Total --------------------------------    $66,928.4  $58,879.6   $45,822.7

Provisions for depreciation and capital additions were not material.

Acquisitions and dispositions of affiliated companies in 1994 and 1995 (see note 12 on page 67) resulted in LNC's foreign operations being more significant relative to LNC's consolidated totals. Substantially all of LNC's foreign operations are conducted by Lincoln National (UK) plc, a United Kingdom company. The data for this company included within the Life Insurance and Annuities segment above is as follows:

Year Ended December 31     (in millions)         1996       1995        1994

Revenue --------------------------------       $393.2     $351.5      $409.1
Income before income taxes--------------        101.5       72.5        29.1
Income taxes ---------------------------         35.5       26.8        10.6
Net income -----------------------------         66.0       45.7        18.5

Year Ended December 31     (in millions)         1996       1995        1994

Assets ---------------------------------     $7,331.8   $6,114.4    $1,788.4
Liabilities ----------------------------      6,653.2    5,466.7     1,532.2

Foreign intracompany revenue is not significant. All earnings from LNC's U.K. operations have been retained in the U.K.


10.  Minority Interest - Preferred Securities of Subsidiary Companies

In May 1996, LNC filed a shelf registration with the Securities and Exchange Commission that would allow LNC to offer and sell up to $500 million of various forms of hybrid securities. These securities, which combine debt and equity characteristics, utilize a series of three trusts (Lincoln National Capital I, II and III). These trusts were formed solely for the purpose of issuing preferred securities and lending the proceeds to LNC. The common securities of these trusts are owned by LNC. The only assets of Lincoln National Capital I, II and III are the notes receivable from LNC for such loans. Distributions are paid by these trusts to the preferred securityholders on a quarterly basis. The principal obligations of these trusts are irrevocably guaranteed by LNC. Upon liquidation of these trusts the holders of the preferred securities would be entitled to a fixed amount per share plus accumulated and unpaid distributions. LNC reserves the right to: 1) redeem the preferred securities at a fixed price plus accumulated and unpaid distributions and; 2) extend the stated redemption date up to 19 years if certain conditions are met.

In July 1996, Lincoln National Capital I issued 8,600,000 shares or $215,000,000, 8.75% Quarterly Interest Preferred Securities ("QUIPS"). In August 1996, Lincoln National Capital II issued 4,000,000 shares or $100,000,000, 8.35% Trust Originated Preferred Securities ("TOPrS"). Both issues mature in 2026 at $25 per share and are redeemable in whole or in part at LNC's option any time after 2001. LNC may offer and sell up to an additional $185,000,000 of securities under this shelf registration.

11.  Shareholders' Equity

LNC's common and preferred stock is without par value.

All of the issued and outstanding series A preferred stock is $3 Cumulative Convertible and is convertible at any time into shares of common stock. The conversion rate is eight shares of common stock for each share of series A preferred stock, subject to adjustment for certain events. The series A preferred stock is redeemable at the option of LNC at $80 per share plus accrued and unpaid dividends.

Outstanding series A preferred stock has full voting rights, subject to adjustment if LNC is in default as to the payment of dividends. If LNC is liquidated or dissolved, holders of series A preferred stock will be entitled to payments of $80.00 per share. The difference between the aggregate preference on liquidation value and the financial statement balance for the series A preferred stock was $1,700,000 at December 31, 1996.

On June 30, 1995, Mutual Life Insurance Company, Dai-ichi the owner of LNC's series E and F preferred stock which was 5 1/2% cumulative convertible exchangeable, converted its entire holdings to LNC common stock. Based on a conversion rate of two shares of common stock for each share of series E and F preferred stock, 2,201,443 shares of series E and 2,216,454 shares of series F were converted into 8,835,794 shares of common stock.

LNC has outstanding one common share purchase right ("Right") on each outstanding share of LNC's common stock. A Right will also be issued with each share of LNC's common stock that is issued before the Rights become exercisable or expire. If a person or group announces an offer that would result in beneficial ownership of 15% or more of LNC's common stock, the Rights will become exercisable and each Right will entitle its holder to purchase one share of LNC's common stock for $200. Upon the acquisition of 15% or more of LNC's common stock, each holder of a Right (other than the person acquiring the 15% or more) will have the right to acquire the number of shares of LNC common stock that have a market value of two times the exercise price of the Right. If LNC is acquired in a business combination transaction in which LNC does not survive, each holder of a Right (other than the acquiring person) will have the right to acquire common stock of the acquiring person having a market value of two times the exercise price of the Right.
LNC can redeem each Right for one cent at any time prior to the tenth day after a person or group has acquired 15% or more of LNC's common stock. The Rights expire on November 14, 2006. As of December 31, 1996, there were 103,658,575 Rights outstanding.

During November 1994 and the fourth quarter of 1996, LNC purchased and retired 500,000 and 694,582 shares, respectively, of its common stock at a total cost of $18,400,000 and $35,000,000.

Earnings per share are computed based on the average number of common shares outstanding during each year (1996 - 104,560,826; 1995 - 104,115,650; 1994 -
103,863,196) after assuming conversion of any outstanding series A, E and F preferred stock. The dilutive effect of stock options is not material to the computation of earnings per share.

Details underlying the balance sheet caption "Net Unrealized Gain (Loss) on Securities Available-for-Sale," are as follows:

December 31                                 (in millions)      1996      1995

Fair value of securities available-for-sale ------------- $28,899.1 $26,999.3 Cost of securities available-for-sale ------------------- 27,627.9 24,871.6
  Unrealized Gain (Loss) --------------------------------   1,271.2   2,127.7
Adjustments to deferred acquisition costs ---------------    (286.9)   (515.3)
Amounts required to satisfy policyholder commitments ----    (339.0)   (555.0)
Deferred income credits (taxes) -------------------------    (229.7)   (359.2)
  Net unrealized gain (loss) on securities
   available-for-sale ----------------------------------- $   415.6 $   698.2

Adjustments to deferred acquisition costs and amounts required to satisfy policyholder commitments are netted against the Deferred Acquisition Costs asset account and included with the Future Policy Benefits, Claims and Claim Expenses liability account on the balance sheet, respectively.

12.  Acquisitions and Sales of Affiliates/Operating Property

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

In April 1995, LNC completed the acquisition of Delaware Management Holdings, Inc. ("Delaware"). Delaware provides a variety of asset management services through its operating companies. The purchase price, including LNC's expenses associated with the acquisition, was $305,000,000. This acquisition also involved the assumption of $25,000,000 in short-term debt and $180,000,000 (face amount) in long-term debt. In May 1995, this debt was repaid from the proceeds of an LNC debt offering of $200,000,000 plus available cash. This acquisition, which was accounted for using purchase accounting, resulted in goodwill of $339,900,000 and other intangible assets of $131,500,000. The results of Delaware's operations are included in LNC's consolidated financial statements from April 3, 1995. The Delaware acquisition agreement included a provision for contingent payments of $22,500,000 based on the levels of future investment management revenues. Any such additional payments would be accounted for as goodwill. Based on a reassessment as of December 31, 1996, these contingent payments are expected to be approximately one-half of the $22,500,000.

In October 1995, LNC approved a realignment plan for its Property-Casualty segment, that included the consolidation of field operations from 20 divisional offices to four regional offices. Certain of the locations were to remain service offices. Those office buildings owned by LNC that were not to be used as regional offices were to be sold. Management estimated that the pre-tax costs of realignment and the loss on sale of office buildings would approximate $21,000,000 and $28,400,000, respectively ($13,700,000 and
$18,500,000 after-tax, respectively). Accordingly, net income decreased by $32,200,000 during the fourth quarter of 1995. The cost of the realignment and the loss on sale of office buildings that occurred in 1996 did not differ materially from the 1995 estimates.

In May 1996, 16.7% of American States Financial Corporation ("ASFC"), the holding company of LNC's principal property-casualty subsidiary, was sold to the public in the form of an initial public offering of its common stock. ASFC received net proceeds of $215,200,000 from the sale of this 16.7% minority interest and LNC recorded a non-taxable realized gain, net of expenses directly in shareholders' equity of $15,000,000. LNC continues to fully consolidate this operation within its financial statements and tax reporting.

In October 1996, LNC purchased a block of group tax-qualified annuity business from UNUM Corporation's affiliates. The bulk of the transaction was completed in the form of a reinsurance transaction, which resulted in a ceding commission of $71,800,000. The ceding commission, along with other expenses of $67,000,000, represents the present value of business in-force and accordingly has been classified as an intangible asset. LNC's assets and policy liabilities and accruals increased $3.2 billion as a result of this transaction.

13.Subsequent Event

In January 1997, LNC announced that it signed a definitive agreement to acquire Voyageur Fund Managers, Inc. ("Voyageur"). The purchase will be completed by issuing approximately $70,000,000 of LNC common stock to the current owners of Voyageur. This transaction, which is expected to close in the second quarter of 1997, will be accounted for using purchase accounting and, accordingly, the results of Voyageur's operations will be included in LNC's consolidated financial statements from the closing date.




Report of Ernst & Young LLP, Independent Auditors

Board of Directors
Lincoln National Corporation

We have audited the accompanying consolidated balance sheets of Lincoln National Corporation as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lincoln National Corporation at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                          Ernst & Young LLP

Fort Wayne, Indiana
February 6, 1997




Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosures

There have been no disagreements with LNC's independent auditors which are reportable pursuant to Item 304 of Regulation S-K.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information for this item relating to directors of LNC is incorporated by reference to the sections captioned "NOMINEES FOR DIRECTOR", "DIRECTORS CONTINUING IN OFFICE" and "COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES AND EXCHANGE ACT OF 1934", of LNC's Proxy Statement for the Annual Meeting scheduled for May 15, 1997.

Executive Officers of the Registrant as of March 1, 1997 were as follows:

Name                         Position with LNC and Business Experience
(Age)**                      During the Past Five Years

Ian M. Rolland               Chairman and Director, LNC (since 1992).
(64)                         President and Director, LNC (1975-1991).
                             Chief Executive Officer, LNC (since 1977).

Robert A. Anker              Chairman and Chief Executive Officer,American
(55)                         States* (effective January 1, 1997).
                             President, Chief Operating Officer and
                             Director, LNC (1992-1996). President and
                             Chief Executive Officer, American States*
                             (1990-1991).

Jon A. Boscia                Chief Executive Officer, Lincoln Life*(effective
(45)                         October 1996).  President, Chief Operating
                             Officer, Lincoln Life* (1994-October
                             1996).  Executive Vice President, LNC
                             (1991-1994).  President, Lincoln National
                             Investments ("LNI")* (1991-1994).

George E. Davis           Senior Vice President, LNC (since 1993).
(54)                      Vice President, Eastman Kodak Co. (1985-1993).

June E. Drewry            Senior Vice President, LNC (since May 1996).
(47)                      President, Systematized Benefit
                          Administrators, Inc. (1995-May 1996).
                          Vice President, Aetna Life Insurance and
                          Annuity Co. (1991-May 1996).

Jack D. Hunter            Executive Vice President, LNC (since 1986).
(60)                      General Counsel (since 1971).

Barbara S. Kowalczyk      Senior Vice President, LNC (since 1994).  Senior
(46)                      Vice President, LNI* (1992-1994). Vice
                          President LNI* (1985-1992).

F. Cedric McCurley        Chairman and Chief Executive officer, American
(62)                      States*, (1995 until retirement January 1, 1997).
                          President and Chief Executive Officer, American
                          States* (1992-1995).  Executive Vice President,
                          American States* (1986-1991).

H. Thomas McMeekin           Executive Vice President, LNC (since
(44)                         1994). President LNI* (1994-October 1996).
                             Senior Vice President, LNC (1992-1994).
                             Executive Vice President, LNIC*
                             February 1992-November 1992).  Senior
                             Vice President, LNIC* (1987-1992).

Jeffrey J. Nick              Chief Executive Officer, LNI* (effective
(44)                         October 1996).  Managing Director, Lincoln
                             National (UK) plc* (1992-October 1996).
                             Senior Vice President, LNC (1990-1992).


Richard S. Robertson         Executive Vice President, LNC (since
(55)                         1986).


Lawrence T. Rowland          President and Chief Executive Officer,
(45)                         Lincoln National Reinsurance companies*
                             ("LNRC") (effective October 1996).  Senior
                             Vice President, LNRC* (1995- October
                             1996).  Vice President, LNRC* (1991-1994).

Gabriel L. Shaheen         Managing Director, Lincoln National (UK) plc*
(43)                       (effective October 1996). President and Chief
                           Executive Officer, LNRC* (1994-October 1996).
                           Senior Vice President, Lincoln Life* (1991-1994).

Donald L. Van Wyngarden    Second Vice President & Controller, LNC (since
(57)                       1975).

Richard C. Vaughan         Executive Vice President and Chief Financial
(47)                       Officer, LNC (since 1995).  Senior Vice President
                           and Chief Financial Officer, LNC (1992-1994).
                           Senior Vice President, Lincoln Life* (1990-1992).


 * Denotes a subsidiary of LNC
** Age shown is based on nearest birthdate to March 1, 1997.

There is no family relationship between any of the foregoing executive officers, all of whom are elected annually.


Item 11. Executive Compensation

Information for this item is incorporated by reference to the section cap-tioned "EXECUTIVE COMPENSATION" of LNC's Proxy Statement for the Annual Meeting scheduled for May 15, 1997.


Item 12. Security Ownership of Certain Beneficial Owners and
         Management

Information for this item is incorporated by reference to the sections captioned "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS" and "SECURITY OWNERSHIP OF DIRECTORS, NOMINEES AND EXECUTIVE OFFICERS" of LNC's Proxy Statement for the Annual Meeting scheduled for May 15, 1997.


Item 13. Certain Relationships and Related Transactions

Information for this item is incorporated by reference to the section cap-tioned "TERMINATION OF EMPLOYMENT ARRANGEMENT" of LNC's Proxy Statement for the Annual Meeting scheduled for May 15, 1997.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K


Item 14(a)(1) Financial Statements

The following consolidated financial statements of Lincoln National Corpora-tion are included in Item 8:

   Consolidated Balance Sheets - December 31, 1996 and 1995

   Consolidated Statements of Income - Years ended December 31, 1996, 1995 and 1994

   Consolidated Statements of Shareholders' Equity - Years ended December 31, 1996, 1995 and 1994

   Consolidated Statements of Cash Flows - Years ended December 31, 1996, 1995 and 1994

   Notes to Consolidated Financial Statements

   Report of Ernst & Young LLP, Independent Auditors


Item 14(a)(2) Financial Statement Schedules

The following consolidated financial statement schedules of Lincoln National Corporation are included in Item 14(d):

   I - Summary of Investments - Other than Investments in Related Parties II - Condensed Financial Information of Registrant
 III - Supplementary Insurance Information
  IV - Reinsurance
   V - Valuation and Qualifying Accounts
  VI - Supplementary Information Concerning Property-Casualty Insurance
       Operations

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, are inapplicable, or the required information is included in the consolidated financial statements, and therefore omitted.

Item 14(a)(3) Listing of Exhibits

The following exhibits of Lincoln National Corporation are included in Item 14(c) - Note: The numbers preceding the exhibits correspond to the specific numbers within Item 601 of Regulation S-K.):

      3(a)       The Articles of Incorporation of LNC as last amended
                 effective May 12,   1994 are incorporated by reference to
                 LNC's Form S-3/A (File No. 33-55379) filed with the Commission on September 15, 1994.

      3(b)       The Bylaws of LNC as last amended January 15, 1997.

      4(a) Indenture of LNC dated as of January 15, 1987 (Commission File No. 33-22658) is incorporated by references to
                 Exhibit 4(a) of LNC's Form 10-K for the year ended December 31, 1994, filed with the Commission on March 27, 1995.

      4(b) First Supplemental Indenture dated as of July 1, 1992, to Indenture of LNC dated as of January 15, 1987.

      4(c) Specimen Notes for 7 1/8% Notes due July 15, 1999 (Commission File No. 33-22658) and for 7 5/8% Notes due July 15, 2002 (Commission File No. 33-22658).

      4(d) Rights Agreement of LNC as last amended November 14, 1996 is incorporated by reference to LNC's Form 8-K filed with the Commission on November 22, 1996.

      4(e) Indenture of LNC dated as of September 15, 1994, between LNC and The Bank of New York, as Trustee, is incorporated by reference to Exhibit No. 4(c) LNC's S-3/A (Commission File No. 33-55379), filed with the Commission on September 15, 1994.

      4(f) Form of Note is incorporated by reference to Exhibit No. 4(d) to LNC's Registration Statement on Form S-3/A (Commission File No. 33-55379), filed with the
                 Commission on September 15, 1994.

      4(g) Form of Zero Coupon Security is incorporated by reference to Exhibit No. 4(f) of LNC's Registration Statement on Form S-3/A (Commission File No. 33-55379), filed with the Commission on September 15, 1994.

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

      4(j) Junior Subordinated Indenture dated as of May 1, 1996 between Lincoln National Corporation and The First National Bank of Chicago.

      4(k)       Guarantee Agreement for Lincoln National Capital I.

      4(l)       Guarantee Agreement for Lincoln National Capital II.

      4(m) Form of Lincoln National Capital I 8.75% Cumulative Quarterly Income Preferred Securities, Series A
                 (Commission File No. 333-04133).

      4(n)       Form of Lincoln National Capital II 8.35% Trust
                 Originated Preferred Securities, Series B (Commission File No. 333-04133).

     10(a)* The Lincoln National Corporation 1986 Stock Option Incentive Plan (Commission File No. 33-13445 and (33-62315) as last amended effective May 12, 1994 is incorporated by reference to Exhibit No. 1 of LNC's Proxy filed with the Commission on March 31, 1994.

     10(b)* The Lincoln National Corporation 1982 Stock Option Incentive Plan (Commission File No. 2-77599) as last amended effective May 7, 1987 is incorporated by reference to Exhibit 10(b) of LNC's Form 10-K for the year ended December 31, 1993, filed with the Commission on March 30, 1994.

     10(c)*      The Lincoln National Corporation Executives' Salary
                 Continuation    Plan as last amended January 1, 1992 is
                 incorporated by reference to Exhibit 10(c) LNC's Form 10-K for the year ended December 31, 1992, filed with the Commission on March 30, 1993.

     10(d)* The Lincoln National Corporation Executive Value Sharing Plan as Amended and Restated effective January 1, 1994 is incorporated by reference to Exhibit No. 4 of LNC's Proxy filed with the Commission on March 31, 1994.

     10(e)* Lincoln National Corporation Executives' Severance Benefit Plan as Amended and Restated effective November 9, 1995 is incorporated by reference to Exhibit 10(e) of LNC's Form 10-K for the year ended December 31, 1995, filed with the Commission on March 27, 1996.

     10(f)* The Lincoln National Corporation Outside Directors Retirement Plan as last amended effective March 15, 1990 is incorporated by reference to Exhibit 10(f) of LNC's Form 10-K for the year ended December 31, 1995, filed with the Commission on March 27, 1996.

     10(g)*      The Lincoln National Corporation Outside Directors
                 Benefits Plan    is incorporated by reference to Exhibit
                 10(h) of LNC's Form 10-K for the year ended December 31, 1992, filed with the Commission on March 30, 1993.

     10(h)* Lincoln National Corporation Directors' Value Sharing Plan as last amended effective November 14, 1996.

     10(i)*      Lincoln National Corporation Executive Deferred
                 Compensation Plan for Employees (Commission File No. 33-51721) as last amended effective May 1, 1996.

     10(j)* Lincoln National Corporation 1993 Stock Plan for Non-Employee Directors (Commission File No. 33-58113) as last amended effective November 14, 1996.

     10(k)*      Lincoln National Corporation Executives' Excess
                 Compensation Benefit Plan is incorporated by reference to
                 Exhibit 10(r) of LNC's Form 10-K for the year ended December 31, 1993, filed with the Commission on March 30, 1994.

     10(l)* American States Executives Salary Continuation Plan as Amended and Restated effective May 2, 1995 is incorporated by reference to Exhibit 10(k) of LNC's Form 10-K for the year ended December 31, 1995, filed with the Commission on March 27, 1996.

     10(m)*      American States Financial Corporation Executive
                 Performance Incentive Compensation Plan.

     10(n)*      American States Financial Corporation Stock Option Plan.

     10(o)* Descriptions of compensation arrangements with Executive Officers.

     10(p) Lease and Agreement dated August 1, 1984, with respect to the American States' Home Office property are incorporated by reference to Exhibit 10(l) of LNC's Form 10-K for the year ended December 31, 1995, filed with the Commission on March 27, 1996.

     10(q) Lease and Agreement dated August 1, 1984, with respect to LNL's Home Office property located at Magnavox Way, Fort Wayne, Indiana are incorporated by reference to Exhibit 10(m) of LNC's Form 10-K for the year ended December 31, 1995, filed with the Commission on March 27, 1996.

     10(r) Lease and Agreement dated August 1, 1984, with respect to LNL's Home Office properties located at Clinton Street and Harrison Street, Fort Wayne, Indiana are incorporated by reference to Exhibit 10(n) of LNC's Form 10-K for the year ended December 31, 1995, filed with the Commission on March 27, 1996.

     10(s) Lease and Agreement dated December 1, 1994, with respect to LNC's Corporate Office located at 200 East Berry Street, Fort Wayne, Indiana, are incorporated by reference to Exhibit 10(p) of LNC's Form 10-K for the year ended December 31, 1994, filed with the Commission on March 27, 1995.

       *This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.

     11     Computation of Per Share Earnings.

     12     Historical Ratio of Earnings to Fixed Charges.

     21     List of Subsidiaries of LNC.

     23     Consent of Ernst & Young LLP, Independent Auditors.

     27     Financial Data Schedule.

     28     Information from Reports Furnished to State Insurance
            Regulatory Authorities. (Data shown on this report is on a "Combined" basis and does not include data for subsidiaries sold.)


Item 14(b)

During the fourth quarter of 1996, a Form 8-K regarding an amendment to LNC's Shareholder Rights Plan was filed with the Commission. This filing received a filing date of November 22, 1996.


Item 14(c)

The exhibits of Lincoln National Corporation are listed in Item 14(a)(3) above.


Item 14(d)

The financial statement schedules for Lincoln National Corporation follow on pages 75 through 82.

                   LINCOLN NATIONAL CORPORATION

  SCHEDULE I - SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS
                IN RELATED PARTIES

December 31, 1996    (000's omitted)


  Column A                          Column B       Column C        Column D
                                                                   Amount at
                                                                  Which Shown
                                                                    in the
Type of Investment                    Cost          Value        Balance Sheet

Fixed maturity securities
 available-for-sale:
  Bonds:
    United States Government
     and government agencies
     and authorities ------------- $ 1,512,342    $ 1,545,726   $ 1,545,726
    States, municipalities and
     political subdivisions ------   2,200,526      2,333,278     2,333,278
    Mortgage-backed securities ---   5,263,362      5,445,431     5,445,431
    Foreign governments ----------   1,671,242      1,789,080     1,789,080
    Public utilities -------------   2,770,413      2,854,640     2,854,640
    Convertibles and bonds
     with warrants attached ------     215,264        229,399       229,399
    All other corporate bonds ----  12,948,547     13,454,236    13,454,236
  Redeemable preferred stocks ----     249 008        254,650       254,650
     Total -----------------------  26,830,704     27,906,440    27,906,440

Equity securities available-for-sale:
  Common stocks:
    Public utilities -------------      18,460         22,045        22,045
    Banks, trusts and
     insurance companies ---------      44,075         65,325        65,325
    Industrial, miscellaneous
     and all other ---------------     489,630        642,084       642,084
  Nonredeemable preferred stocks -     245,057        263,248       263,248
     Total Equity Securities -----     797,222        992,702       992,702

Mortgage loans on real estate ----   3,285,365                    3,272,980(A)

Real estate:
  Investment properties ----------     598,449                      598,449
  Acquired in
   satisfaction of debt ----------      56,575                       56,575

Policy loans ---------------------     758,166                      758,166

Other investments ----------------     459,652                      459,652
     Total Investments ----------- $32,786,133                  $34,044,964


(A) Investments deemed to have declines in value that are other than temporary are written down or reserved for to reduce their carrying value to their estimated realizable value.

                   LINCOLN NATIONAL CORPORATION

   SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                 BALANCE SHEETS

             Lincoln National Corporation (Parent Company Only)

December 31                      (000's omitted)          1996         1995
Assets:
  Investments in subsidiaries* ------------------  $ 5,055,185  $ 5,086,708
  Investments -----------------------------------      227,234       20,344
  Investment in unconsolidated affiliate --------       16,041         --
  Cash and invested cash ------------------------      133,833      466,776
  Property and equipment ------------------------       10,543       11,464
  Accrued investment income ---------------------       26,078        7,866
  Receivable from subsidiaries* -----------------      103,024       67,024
  Dividends receivable from subsidiaries* -------          285         --
  Loans to subsidiaries* ------------------------      446,968      143,462
  Goodwill --------------------------------------        5,747      338,346
  Other intangible assets -----------------------         --         76,052
  Other assets ----------------------------------       25,281       12,419

    Total Assets --------------------------------  $ 6,050,219  $ 6,230,461


Liabilities and Shareholders' Equity

Liabilities:
  Cash collateral on loaned securities ----------  $   145,594   $  199,000
  Dividends payable -----------------------------       50,651       47,726
  Short-term debt -------------------------------       69,711      248,744
  Long-term debt --------------------------------      596,052      595,490
  Loans from subsidiaries* ----------------------      586,120      557,896
  Federal income taxes payable (recoverable) ----       (1,398)      69,328
  Accrued expenses and other liabilities --------      133,533      134,155

    Total Liabilities ---------------------------    1,580,263    1,852,339


Shareholders' Equity
  Series A preferred stock ----------------------        1,212        1,335
  Common stock ----------------------------------      857,450      889,476
  Retained earnings -----------------------------    3,129,249    2,775,718
  Foreign currency translation adjustment -------       66,454       13,413
  Net unrealized gain (loss) on
   securities available-for-sale [including
   unrealized gain (loss) of subsidiaries:
   1996 - $397,154  1995 - $687,904] ------------      415,591      698,180

     Total Shareholders' Equity -----------------    4,469,956    4,378,122

     Total Liabilities and Shareholders' Equity -  $ 6,050,219  $ 6,230,461


*Eliminated in consolidation.

These condensed financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes of Lincoln National Corporation (see pages 36 through 68).

                   LINCOLN NATIONAL CORPORATION

  SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                (Continued)

                       STATEMENTS OF INCOME

        Lincoln National Corporation (Parent Company Only)

Year Ended December 31          (000's omitted)    1996       1995       1994

Revenue:
  Dividends from subsidiaries* --------------- $601,701   $538,515   $309,460
  Interest from subsidiaries* ----------------    1,347      2,018      1,080
  Equity in earnings of
   unconsolidated affiliate ------------------    1,428      5,075     13,119
  Net investment income ----------------------   39,388     29,260     20,376
  Realized gain (loss) on investments --------     (432)    30,189    (20,016)
  Gain on sale of affiliate/operating
   property to subsidiary* -------------------       --     74,284        --
  Other --------------------------------------    1,127      1,292      1,373
    Total Revenue ----------------------------  644,559    680,633    325,392

Expenses:
  Operating and administrative ---------------   33,808     41,884     40,919
  Interest-subsidiaries* ---------------------   23,529     32,864     23,815
  Interest-other -----------------------------   74,553     63,624     45,976
    Total Expenses ---------------------------  131,890    138,372    110,710

  Income before Federal Income Tax Expense
   (Benefit), Equity in Income of
   Subsidiaries, Less Dividends --------------  512,669    542,261    214,682

Federal income tax expense (benefits) --------  (34,157)    37,780    (36,574)

    Income Before Equity in
     Income of Subsidiaries, Less Dividends --  546,826    504,481    251,256

Equity in income of subsidiaries, less
 dividends -----------------------------------  (33,268)   (22,295)    98,642

    Net Income ------------------------------- $513,558   $482,186   $349,898



*Eliminated in consolidation.

These condensed financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes of Lincoln National Corporation (see pages 36 through 68).

                   LINCOLN NATIONAL CORPORATION

   SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                 (Continued)

                     STATEMENTS OF CASH FLOWS

        Lincoln National Corporation (Parent Company Only)

Year Ended December 31          (000's omitted)     1996      1995      1994

Cash Flows from Operating Activities:

Net income -----------------------------------  $513,558  $482,186  $349,898

Adjustments to reconcile net income to net
 cash provided by (used in) operating
  activities:
   Equity in income of subsidiaries
    less than (greater than) distributions* --  (262,268)   86,889   (63,642)
   Equity in undistributed earnings of
    unconsolidated affiliate -----------------    (1,428)   (5,075)  (13,119)
   Realized (gain) loss on investments -------       432   (30,189)   20,016
   Gain on sale of affiliate/
    operating property -----------------------      --     (74,284)      --
   Other -------------------------------------   (81,276)   47,967   (32,757)
     Net Adjustments -------------------------  (344,540)   25,308   (89,502)

     Net Cash Provided by
      Operating Activities -------------------   169,018   507,494   260,396

Cash Flows from Investing Activities:

  Net sales (purchases) of investments -------    91,161    16,614   (22,106)
  Cash collateral on loaned securities -------   (53,406)   (4,531)   14,275
  Net investment in subsidiaries* ------------   217,844  (697,106)   (2,744)
  Sale of (investment in) unconsolidated
   affiliate ---------------------------------   (16,041)  193,975  (103,470)
  Net (purchase) sale of property
   and equipment -----------------------------      (790)   (3,158)   (5,109)
  Other --------------------------------------   (26,883)   17,675     7,379
    Net Cash Provided by (Used in)
     Investing Activities --------------------   211,885  (476,531) (111,775)

Cash Flows from Financing Activities:

  Principal payments on long-term debt -------      --        --    (100,717)
  Issuance of long-term debt -----------------       561   197,785   200,000
  Net increase (decrease) in short-term debt - (179,033) 19,300 (83,423) Increase (decrease) in loans from
   subsidiaries* -----------------------------    28,224   (42,413)  271,841
  Decrease (increase) in loans to
   subsidiaries* -----------------------------  (303,506) (106,982)  (20,455)
  Increase in receivables from subsidiaries* -   (36,000)     (300)   (3,889)
  Common stock issued for benefit plans ------      (153)   24,096    29,985
  Retirement of common stock -----------------   (32,716)      --    (18,395)
  Dividends paid to shareholders -------------  (191,223) (178,805) (172,157)
    Net Cash Provided by (Used in)
     Financing Activities --------------------  (713,846)  (87,319)  102,790

    Net Increase (Decrease) in Cash ----------  (332,943)  (56,356)  251,411

Cash at beginning-of-year --------------------   466,776   523,132   271,721

    Cash at End-of-Year ----------------------  $133,833  $466,776  $523,132

*Eliminated in consolidation.


These condensed financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes of Lincoln National Corporation (see pages 36 through 68).


    LINCOLN NATIONAL CORPORATION
    SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION


        Column A                  Column B      Column C       Column D
                                              Future Policy
                                  Deferred   Benefits, Claims
                                 Acquisition    and Claim      Unearned
         Segment                    Costs       Expenses       Premiums
                                ------------(000's Omitted)-------------

Year Ended December 31, 1996
  Life Insurance and Annuities - $1,432,347    $ 7,873,148      $  1,374
  Reinsurance ------------------    322,709      3,092,064        52,721
  Property-Casualty ------------    136,893      2,485,596       712,380
  Investment Management --------
  Other (incl. consol. adj's.) -                  (119,710)         (425)
    Total ---------------------- $1,891,949    $13,331,098      $766,050


Year Ended December 31, 1995
  Life Insurance and Annuities - $  901,825    $ 7,408,160      $  1,187
  Reinsurance ------------------    396,588      3,009,057        93,189
  Property-Casualty ------------    138,272      2,595,328       720,262
  Investment Management (C) ----
  Other (incl. consol. adj's.) -                   (89,998)       (1,258)
    Total ---------------------- $1,436,685    $12,922,547      $813,380


Year Ended December 31, 1994
  Life Insurance and Annuities - $1,600,811    $ 6,357,449      $ 11,201
  Reinsurance ------------------    329,042      1,542,857        63,202
  Property-Casualty ------------    140,122      2,702,537       732,101
  Employee Life-Health Benefits(D)     --             --            --
  Other (incl. consol. adj's.) -                   (66,331)       (1,517)
    Total ---------------------- $2,069,975    $10,536,512      $804,987



        Column A                   Column E      Column F        Column G
                                  Other Policy
                                   Claims and                      Net
                                    Benefits      Premium        Investment
       Segment                      Payable      Revenue (A)     Income (B)
                                  -------------(0's Omitted)---------------

 Year Ended December 31, 1996
  Life Insurance and Annuities - $               $  950,916      $1,857,579
  Reinsurance ------------------                  1,250,403         263,870
  Property-Casualty-------------                  1,608,861         244,001
  Investment Management---------                                        792
  Other (incl. consol. adj's.)--                                       (320)
    Total-----------------------   --            $3,810,180      $2,365,922

 Year Ended December 31, 1995
  Life Insurance and Annuities - $               $  926,995      $1,859,359
  Reinsurance ------------------                  1,171,165         164,105
  Property-Casualty ------------                  1,678,910         238,808
  Investment Management (C)-----                                        584
  Other (incl. consol. adj's.)--                                    (11,575)
    Total-----------------------   --            $3,777,070      $2,251,281

 Year Ended December 31, 1994
  Life Insurance and Annuities-  $               $1,030,010      $1,619,191
  Reinsurance -----------------                   1,034,380         125,447
  Property-Casualty -----------                   1,710,563         241,096
  Employee Life-Health Benefits(D)                  299,338          10,838
  Other (incl. consol. adj's.)--                                     (1,921)
    Total-----------------------   --            $4,074,291      $1,994,651



        Column A               Column H    Column I     Column J      Column K

                               Benefits, Amortization of
                               Claims,  Deferred Policy  Other
                               and Claim    Acquisition   Operating   Premiums
         Segment               Expenses       Costs       Expenses (B) Written
                               -------------------(000's Omitted)--------------

Year Ended December 31, 1996
  Life Insurance and Annuities - $1,705,018  $274,634  $  598,486
  Reinsurance ------------------  1,013,867   162,150     253,880
  Property-Casualty ------------  1,202,393   329,721     175,955    $1,600,887
  Investment Management --------                          246,662
  Other (incl. consol. adj's.) -                           46,239
    Total ---------------------- $3,921,278  $766,505  $1,321,222    $1,600,887


Year Ended December 31, 1995
  Life Insurance and Annuities - $1,815,242  $274,886  $  499,897
  Reinsurance ------------------  1,088,438    59,910     279,724
  Property-Casualty ------------  1,209,463   352,503     198,758    $1,671,889
  Investment Management (C) ----                          156,665
  Other (incl. consol. adj's.) -                           71,195
    Total ---------------------- $4,113,143  $687,299  $1,206,239    $1,671,889


Year Ended December 31, 1994
  Life Insurance and Annuities - $1,904,352  $ 89,916  $  514,384
  Reinsurance ------------------    809,819   147,226     138,988
  Property-Casualty ------------  1,262,400   361,195     169,049    $1,664,483
  Employee Life-Health Benefits(D)  218,672                73,355
  Other (incl. consol. adj's.) -                          114,213
    Total ---------------------- $4,195,243  $598,337  $1,009,989    $1,664,483


<F1>
(A) Includes insurance fees on universal life and other interest sensitive products.

<F2>
(B)The allocation of expenses between investments and other operations are based on a number of assumptions and estimates. Results would change if different methods were applied.

<F3>
(C) Includes data from the April 1, 1995 date when Investment Management segment was initiated because of the purchase of Delaware Management Holdings, Inc.

<F4>
(D) Includes data through the March 21, 1994 date of sale of the direct writer of employee life-health coverages.


       LINCOLN NATIONAL CORPORATION
       SCHEDULE IV - REINSURANCE (A)


      Column A                       Column B      Column C         Column D
                                                    Ceded           Assumed
                                       Gross       to Other        from Other
                                      Amount       Companies        Companies
                                     -------------------(000's Omitted)---------
Year Ended December 31, 1996

 Individual life insurance in force - $127,900,000   $39,400,000  $130,400,000

  Premiums:
    Life insurance (B) --------------   $1,001,966      $113,645    $  519,536
    Health insurance ----------------      169,038       214,374       838,798
    Property-casualty insurance -----    1,641,822        48,603        15,642
      Total -------------------------   $2,812,826      $376,622    $1,373,976


Year Ended December 31, 1995

 Individual life insurance in force - $109,817,000   $34,292,000  $118,875,000

  Premiums:
    Life insurance (B) --------------   $  934,121      $182,519    $  536,400
    Health insurance ----------------      308,189       212,472       714,441
    Property-casualty insurance -----    1,685,815        53,695        46,790
      Total -------------------------   $2,928,125      $448,686    $1,297,631


Year Ended December 31, 1994

 Individual life insurance in force -  $93,505,000   $35,366,000  $106,161,000

  Premiums:
    Life insurance (B) --------------   $1,040,134      $ 47,022    $  365,364
    Health insurance ----------------      668,091       357,536       694,697
    Property-casualty insurance -----    1,689,070        78,381        99,874
      Total -------------------------   $3,397,295      $482,939    $1,159,935

        Column A                           Column E         Column F
                                                            Percentage of
                                            Net             Amount Assumed
                                           Amount               to Net
                                       ------------(0's Omitted)-------------
 Year Ended December 31, 1996

  Individual life insurance in force- $218,900,000          59.6%

  Premiums:
    Life insurance (B)---------------   $1,407,857          36.9%
    Health insurance ----------------      793,462         105.7
    Property-casualty insurance -----    1,608,861           1.0
      Total -------------------------   $3,810,180

 Year Ended December 31, 1995

   Individual life insurance in force-$194,400,000          61.1%

   Premiums:
     Life insurance (B)--------------   $1,288,002          41.6%
     Health insurance ---------------      810,158          88.2
     Property-casualty insurance ----    1,678,910           2.8
       Total ------------------------    3,777,070

 Year Ended December 31, 1994

   Individual life insurance in force-$164,300,000          64.7%

   Premiums:
     Life insurance (B)--------------   $1,358,476          26.9%
     Health insurance ---------------    1,005,252          69.1
     Property-casualty insurance ----    1,710,563           5.8
       Total ------------------------   $4,074,291
*

<F1>
(A)     Special-purpose bulk reinsurance transactions have been excluded.

<F2>
(B) Includes insurance fees on universal life and other interest sensitive products.


        LINCOLN NATIONAL CORPORATION
        SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS


      Column A                  Column     Column          Column     Column
                                  B           C               D         E
                               Balance    (1)     (2)                Balance at
                                           Additions
                                  at    Charged  Charged  Deductions-  End of
                            Beginning   to Costs to Other Describe(C)  Period
                            of Period  Expenses Accounts-
                                         (A)    Describe(B)
                           ------------------(0's Omitted)----------------------

Year Ended December 31, 1996

Deducted from Asset Accounts:
  Reserve for Mortgage Loans
   on Real Estate -------------  $29,592  $3,136             $(20,343) $12,385
  Reserve for Real Estate -----   58,029   3,000  $(51,517)    (6,512)   3,000
  Reserve for Other Long-term,
  Investments -----------------   13,644    (388)  (12,971)      (285)     --
  Reserve for Property and
   Equipment Held-for-Sale-----   28,350                       (1,434)  26,916
Included in Other Liabilities:
  Investment Guarantees -------    7,099    (886)              (4,438)   1,775


Year Ended December 31, 1995

Deducted from Asset Accounts:
  Reserve for Mortgage Loans
   on Real Estate ------------- $ 62,675  $ 2,288            $(35,371) $29,592
  Reserve for Real Estate -----   78,638   (9,203)            (11,406)  58,029
  Reserve for Other Long-term
   Investments ----------------   23,776   (2,415)             (7,717)  13,644
  Reserve for Property and
   Equipment Held-for-Sale-----     --     28,350                       28,350
Included in Other Liabilities:
  Investment Guarantees -------   13,076   (2,617)             (3,360)   7,099


Year Ended December 31, 1994

Deducted from Asset Accounts:
  Reserve for Mortgage Loans
   on Real Estate ------------- $226,639  $18,232           $(182,196) $62,675
  Reserve for Real Estate -----  121,427   14,861             (57,650)  78,638
  Reserve for Other Long-term
   Investments ---------------    27,196    1,726              (5,146)  23,776
Included in Other Liabilities:
  Investment Guarantees -------   18,535    2,480              (7,939)  13,076

<F1>
(A)  Excludes charges for the direct write-offs of assets.
     The negative amounts shown in the additions columns represent improvements in the underlying assets and guarantees for which valuation accounts had previously been established.

<F2>
(B) Amounts previously shown as reserves have been reclassified as direct write-downs of the related assets.

<F3>
(C)  Deductions reflect sales or foreclosures of the underlying holdings.



     LINCOLN NATIONAL CORPORATION


SCHEDULE VI - SUPPLEMENTARY INFORMATION CONCERNING PROPERTY-CASUALTY
                       INSURANCE OPERATIONS


       Column A                 Column B      Column C       Column D
                                Deferred     Reserves for    Discount,
     Affiliation                 Policy      Unpaid Claims    if any
        with                   Acquisition     and Claim    Deducted in
     Registrant                   Costs        Expenses      Column C
                              ----------(000's Omitted)------------------

Consolidated subsidiaries:

Year Ended December 31, 1996     $136,893   $2,485,596      $     --

Year Ended December 31, 1995     $138,272   $2,595,328      $     --

Year Ended December 31, 1994     $140,122   $2,702,537      $     --



     Column A                    Column E     Column F     Column G

    Affiliation                                               Net
       with                      Unearned     Earned       Investment
    Registrant                   Premiums     Premium        Income
                                 ------------(0's Omitted)--------------

  Consolidated subsidiaries:

 Year Ended December 31, 1996   $712,380       $1,608,861    $244,001

 Year Ended December 31, 1995   $720,262       $2,678,910    $238,808

 Year Ended December 31, 1994   $732,101       $1,710,563    $241,096



       Column A                       Column H             Column I
                                   Claims and Claim
                                 Expenses (Credits)      Amortization
                                 Incurred Related to     of Deferred
     Affiliation                   (1)         (2)         Policy
        with                     Current      Prior      Acquisition
     Registrant                   Year        Years         Costs
                                 ------------------(000's omitted)----

Consolidated subsidiaries:

Year Ended December 31, 1996   $1,245,593     $(43,200)   $329,721

Year Ended December 31, 1995   $1,234,000     $(24,500)   $352,503

Year Ended December 31, 1994   $1,340,600     $(78,200)   $361,195



   Column A                       Column J        Column K

  Affiliation                      Paid
     with                         Claims
  Registrant                     and Claim         Premium
                                 Expenses          Written
                                ___________(0's Omitted)-----

  Consolidated Subsidiaries:

  Year Ended December 31, 1996  $1,302,900        $1,600,887

  Year Ended December 31, 1995  $1,302,600        $1,671,889

  Year Ended December 31, 1994  $1,347,600        $1,664,483


                  LINCOLN NATIONAL CORPORATION
         EXHIBIT INDEX FOR THE ANNUAL REPORT ON FORM 10-K

               For the Year Ended December 31, 1996
Exhibit
Number                                                                    Page
 3(a)   Articles of Incorporation dated as of May 12, 1994.*
 3(b)   Bylaws of LNC as last amended January 15, 1997.                    85

 4(a)   Indenture of LNC dated as of January 15, 1987.*
 4(b)   LNC First Supplemental Indenture dated July 1, 1992, to
          Indenture of LNC dated as of January 15, 1987.                   95
 4(c)   Specimen Notes for 7 1/8% Notes due July 15, 1999 and
          7 5/8% Notes due July 15, 2002.                                  98
 4(d)   Rights Agreement dated November 14, 1996.*
 4(e)   Indenture of LNC dated as of September 15, 1994.*
 4(f)   Form of Note dated as of September 15, 1994.*
 4(g)   Form of Zero Coupon Security dated as of September 15, 1994.*
 4(h)   Specimen Debenture for 9 1/8% Notes due October 1, 2024.*
 4(i)   Specimen of 7 1/4% Debenture due May 15, 2005.*
 4(j)   Junior Subordinated Indenture of LNC as of May 1, 1996.           111
 4(k)   Guarantee Agreement for Lincoln National Capital I.               175
 4(l)   Guarantee Agreement for Lincoln National Capital II.              189
 4(m)   Form of Lincoln National Capital I Preferred Securities,
          Series A.                                                       203
 4(n)   Form of Lincoln National Capital II Preferred Securities,
          Series B.                                                       205

10(a)   LNC 1986 Stock Option Incentive Plan.*
10(b)   LNC 1982 Stock Option Incentive Plan.*
10(c)   The LNC Executives' Salary Continuation Plan.*
10(d)   The LNC Executive Value Sharing Plan.*
10(e)   LNC Executives' Severance Benefit Plan.*
10(f)   The LNC Outside Directors Retirement Plan.*
10(g)   The LNC Outside Directors Benefits Plan.*
10(h)   LNC Directors' Value Sharing Plan.                                207
10(i)   The LNC Executive Deferred Compensation Plan for Employees.       213
10(j)   LNC 1993 Stock Plan for Non-Employee Directors.                   226
10(k)   LNC Executives' Excess Compensation Benefit Plan.*
10(l)   American States Executives' Salary Continuation Plan.*
10(m)   American States Financial Corporation Executive Performance
          Incentive Compensation Plan.                                    232
10(n)   American States Financial Corporation Stock Option Plan.          238
10(o)   Description of compensation arrangements with Executive Officers. 253
10(p)   Lease and Agreement dated August 1, 1984, with respect
          to the American States' home office property.*
10(q)   Lease and Agreement dated August 1, 1984, with respect
          to LNL's home office property.*
10(r)   Lease and Agreement dated August 1, 1984, with respect
          to additional LNL home office property.*
10(s)   Lease dated December 1, 1994, with respect to LNC's
          Corporate Offices.*

11      Computation of Per Share Earnings.                                272

12      Historical Ratio of Earnings to Fixed Charges                     273

21      List of Subsidiaries of LNC.                                      274

23      Consent of Ernst & Young LLP, Independent Auditors.               285

27      Financial Data Schedule.                                          286

28      Information from Reports Furnished to State Insurance
          Regulatory Authorities.  [Data shown on this report is on       287
          a "Combined" basis and does not include data for subsidiaries sold.]

        *Incorporated by Reference

                          Signature Page

                   LINCOLN NATIONAL CORPORATION

Pursuant to the requirements
of Section 13 or 15(d) of
the Securities Exchange Act      By /s/ Ian M. Rolland          March 13, 1997
of 1934, LNC has duly caused        Ian M. Rolland,
this report to be signed on         (Chairman, Chief Executive Officer and
its behalf by the under-            Director)
signed, thereunto duly
authorized.                      By /s/ Richard C. Vaughan      March 13, 1997
                                    Richard C. Vaughan,
                                    (Executive Vice President and Chief
                                    Financial Officer)

                                 By /s/ Donald L. Van Wyngarden March 13, 1997
                                    Donald L. Van Wyngarden
                                    (Second Vice President and Controller)



Pursuant to the requirements     By /s/ J. Patrick Barrett      March 13, 1997
of the Securities Exchange          J. Patrick Barrett
Act of 1934, this report
has been signed below by         By /s/ Thomas D. Bell, Jr.     March 13, 1997
the following Directors             Thomas D. Bell, Jr
of LNC on the date indicated.
                                 By /s/ Daniel R. Efroymson     March 13, 1997
                                    Daniel R. Efroymson

                                 By /s/ Harry L. Kavetas        March 13, 1997
                                    Harry L. Kavetas

                                 By /s/ M. Leanne Lachman       March 13, 1997
                                    M. Leanne Lachman

                                 By /s/ Earl L. Neal            March 13, 1997
                                    Earl L. Neal

                                 By /s/ Roel Pieper             March 13, 1997
                                    Roel Pieper

                                 By /s/ John M. Pietruski       March 13, 1997
                                    John M. Pietruski

                                 By /s/ Jill S. Ruckelshaus     March 13, 1997
                                    Jill S. Ruckelshaus

                                 By /s/ Gordon A. Walker        March 13, 1997
                                    Gordon A. Walker

                                 By /s/ Gilbert R. Whitaker,Jr. March 13, 1997
                                    Gilbert R. Whitaker,Jr.