Form 10-Q
period 1997-03-31
LINCOLN NATIONAL CORP
filed 1997-04-30
CIK 59558

SECURITIES AND EXCHANGE COMMISSION

                                 FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



For quarter ended March 31, 1997               Commission file number 1-6028

                        LINCOLN NATIONAL CORPORATION

           (Exact name of registrant as specified in its charter)


          Indiana                                          35-1140070
 (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                         Identification No.)



            200 East Berry Street, Fort Wayne, Indiana  46802-2706

                  (Address of Principal Executive Offices)



Registrant's telephone number                                 (219) 455-2000

Common stock outstanding April 25, 1997                          103,214,540



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

PART I - FINANCIAL INFORMATION

Item 1  Financial Statements

                                           LINCOLN NATIONAL CORPORATION

                                           CONSOLIDATED BALANCE SHEETS

                                                 March 31      December 31
(000'S omitted)                                    1997           1996

ASSETS

Investments:

  Securities available-for-sale, at fair value:
    Fixed maturity (cost 1997 - $26,843,310;
      1996 - $26,830,704) ------------------    $27,278,257    $27,906,440
    Equity (cost 1997 - $828,076;
      1996 - $797,222) ---------------------        990,084        992,702
  Mortgage loans on real estate ------------      3,252,972      3,272,980
  Real estate ------------------------------        641,919        655,024
  Policy loans -----------------------------        757,595        758,166
  Other investments ------------------------        349,101        459,652

    Total Investments ----------------------     33,269,928     34,044,964

Investment in unconsolidated affiliates ----         21,117         21,223

Cash and invested cash ---------------------      1,207,036      1,231,724

Property and equipment ---------------------        253,322        257,821

Deferred acquisition costs -----------------      2,078,017      1,891,949

Premiums and fees receivable ---------------        747,599        650,789

Accrued investment income ------------------        498,233        483,064

Assets held in separate accounts -----------     29,673,575     28,809,137

Federal income taxes -----------------------         41,241           --

Amounts recoverable from reinsurers --------      2,407,483      2,544,196

Goodwill -----------------------------------        444,119        449,479

Other intangible assets --------------------        678,690        708,446

Other assets -------------------------------        676,254        620,613

  Total Assets -----------------------------    $71,996,614    $71,713,405


See notes to consolidated financial statements on page 7.

                           LINCOLN NATIONAL CORPORATION

                            CONSOLIDATED BALANCE SHEETS
                                   -CONTINUED-

                                               March 31       December 31
(000's omitted)                                  1997             1996

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

  Policy liabilities and accruals:

    Future policy benefits, claims
      and claim expenses -------------------- $13,161,775     $13,331,098

    Unearned premiums -----------------------     783,472         766,050

      Total Policy Liabilities and Accruals -  13,945,247      14,097,148

  Contractholder funds ----------------------  20,943,631      21,176,963

  Liabilities related to separate accounts --  29,673,575      28,809,137

  Federal income taxes ----------------------        --            33,736

  Short-term debt ---------------------------     194,320         188,960

  Long-term debt ----------------------------     625,698         626,311

  Minority interest - preferred securities
    of subsidiary companies -----------------     315,000         315,000

  Minority interest in consolidated
    subsidiaries ----------------------------     222,283         223,628

  Other liabilities -------------------------   1,795,730       1,772,566

    Total Liabilities -----------------------  67,715,484      67,243,449



Shareholders' Equity:

  Series A preferred stock
   (3/31/97 liquidation value - $2,925) -----       1,201           1,212

  Common stock ------------------------------     829,061         857,450

  Retained earnings -------------------------   3,210,090       3,129,249

  Foreign currency translation adjustment ---      42,022          66,454

  Net unrealized gain (loss) on securities
   available-for-sale -----------------------     198,756         415,591


    Total Shareholders' Equity --------------   4,281,130       4,469,956


    Total Liabilities and
     Shareholders' Equity ------------------- $71,996,614     $71,713,405


See notes to consolidated financial statements on page 7.

                           LINCOLN NATIONAL CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME

                                                         Three Months Ended
                                                               March 31
(000's omitted)                                             1997       1996
Revenue:

  Insurance premiums ---------------------------------   $ 772,098 $  775,353

  Insurance fees -------------------------------------     177,532    144,203

  Investment advisory fees ---------------------------      44,343     44,713

  Net investment income ------------------------------     626,637    560,633

  Realized gain on investments -----------------------      24,258     71,258

  Other ----------------------------------------------      55,904     44,357

      Total Revenue ----------------------------------   1,700,772  1,640,517


Benefits and Expenses:

  Benefits and settlement
    expenses -----------------------------------------   1,003,336    974,750

  Underwriting, acquisition,
    insurance and other expenses ---------------------     488,284    453,384

  Interest and debt expense --------------------------      22,335     18,494

      Total Benefits
        and Expenses ---------------------------------   1,513,955  1,446,628

      Net Income Before Federal
        Income Taxes and
        Minority Interest ----------------------------     186,817    193,889

Federal income taxes ---------------------------------      46,432     53,865

      Net Income before
        Minority Interest ----------------------------     140,385    140,024

Minority interest in
  consolidated subsidiaries --------------------------       9,043       --

      Net Income -------------------------------------   $ 131,342 $  140,024


Net Income Per Share ---------------------------------       $1.27      $1.34

Cash Dividends Per Share
  Common Stock ---------------------------------------       $ .49      $ .46



See notes to consolidated financial statements on page 7.

                           LINCOLN NATIONAL CORPORATION

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                           Three Months Ended March 31
                                   Number of Shares Issued         Amounts
(000's omitted from dollar amounts)     1997        1996       1997       1996

Preferred Stock:
  (Shares authorized: 10,000,000)
  Series A Preferred Stock:
    Balance at
      beginning-of-year --------      36,885      40,646  $   1,212    $ 1,335
    Conversion into
      common stock -------------        (321)       (787)       (11)       (26)
       Balance at March 31 -----      36,564      39,859      1,201      1,309

Common Stock:
  (Shares authorized: 800,000,000)
  Balance at beginning-of-year - 103,658,575 104,185,117    857,450    889,476
  Conversion of series A
    preferred stock ------------       2,568       6,296         11         26
  Issued for benefit plans -----     123,602      56,338      2,051      1,468
  Retirement of common stock ---    (578,900)       --      (30,451)      --
       Balance at March 31 ----- 103,205,845 104,247,751    829,061    890,970

Retained Earnings:
  Balance at beginning-of-year -                          3,129,249  2,775,718
  Net income -------------------                            131,342    140,024
  Cash dividends declared ------                            (50,501)   (47,791)
       Balance at March 31 -----                          3,210,090  2,867,951

Foreign Currency Translation Adjustment:
  Accumulated adjustment at
    beginning-of-year ----------                             66,454     13,413
  Change during period ---------                            (24,432)    (1,890)
       Balance at March 31 -----                             42,022     11,523

Net Unrealized Gain (Loss) on
  Securities Available-for-Sale:
  Balance at beginning-of-year -                            415,591    698,180
  Change during period ---------                           (216,835)  (323,887)
       Balance at March 31 -----                            198,756    374,293

       Total Shareholders' Equity
         at March 31 -----------                         $4,281,130 $4,146,046


Common Stock (assuming conversion
  of series A, preferred stock):
       End of Period ----------- 103,498,357 104,566,623
       Average for the Period -- 103,505,469 104,532,461


See notes to consolidated financial statements on page 7.

                         LINCOLN NATIONAL CORPORATION

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          Three Months Ended
                                                              March 31
(000's omitted)                                           1997        1996
Operating Activities:
  Net income ---------------------------------------- $  131,342   $ 140,024
  Adjustments to reconcile net income to net cash
    provided by (used for) operating activities:
      Deferred acquisition costs --------------------    (20,899)     42,985
      Premiums and fees receivable ------------------    (96,810)    (82,190)
      Accrued investment income ---------------------    (15,169)     11,305
      Policy liabilities and accruals ---------------   (229,660)   (205,729)
      Contractholder funds --------------------------    386,228     577,131
      Amounts recoverable from reinsurers -----------    136,713     (24,213)
      Federal income taxes --------------------------     49,807       7,044
      Minority interest-consolidated subsidiaries ---      9,043        --
      Provisions for depreciation -------------------     16,076      14,186
      Amortization of goodwill and other
       intangible assets ----------------------------     35,147      29,975
      Realized (gain) loss on investments -----------    (24,258)    (71,258)
      Other -----------------------------------------    (83,824)    (92,593)
        Net Adjustments -----------------------------    162,394     206,643
        Net Cash Provided by Operating Activities ---    293,736     346,667

Investing Activities:
  Securities-available-for-sale:
    Purchases --------------------------------------  (2,986,403) (3,843,320)
    Sales ------------------------------------------   2,487,911   3,507,420
    Maturities -------------------------------------     481,418     238,238
  Purchase of other investments --------------------    (454,874)   (577,470)
  Sale or maturity of other investments ------------     572,848     475,069
  Increase (decrease) in cash collateral
    on loan securities -----------------------------      84,445     145,910
  Other --------------------------------------------     (28,858)   (195,149)
        Net Cash Used in Investing Activities ------    (156,487)   (249,302)

Financing Activities:
  Principal payments on long-term debt -------------        (758)     (1,561)
  Issuance of long-term debt -----------------------         146       1,152
  Net increase (decrease) in short-term debt -------       5,361       3,378
  Universal life and investment contract deposits --     517,910     290,780
  Universal life and investment
    contract withdrawals ---------------------------    (916,280)   (576,720)
  Common stock issued for benefit plans ------------       2,051       1,468
  Retirement of common stock -----------------------     (32,710)        --
  Dividends paid to shareholders -------------------     (50,631)    (47,762)
        Net Cash Provided by (used by) Financing
         Activities --------------------------------    (474,911)   (329,265)

        Net Increase (Decrease) in Cash-------------     (24,688)   (231,900)

Cash at Beginning-of-Year --------------------------   1,231,724   1,572,855

        Cash at March 31 ---------------------------  $1,207,036  $1,340,955

See notes to consolidated financial statements on page 7.

                        LINCOLN NATIONAL CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

The accompanying consolidated financial statements include Lincoln National Corporation ("LNC") and its majority-owned subsidiaries. Less than majority-owned entities in which LNC has at least a 20% interest are reported on the equity basis. These unaudited consolidated statements have been prepared in conformity with generally accepted accounting principles, except that they do not contain complete notes. However, in the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the results. These financial statements should be read in conjunction with the financial statements and the related notes included in LNC's latest annual report to shareholders for the year ended December 31, 1996.

Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1997.

2.  Federal Income Taxes

The effective tax rate on net income is lower than the prevailing corporate federal income tax rate. The difference for both 1997 and 1996 resulted principally from tax-exempt investment income.

3.  Earnings Per Share

Earnings per share is computed based on the average number of common shares outstanding (103,505,469 and 104,532,461 for the first three months of 1997 and 1996, respectively) after assuming conversion of the series A preferred stock. Financial Accounting Standard No. 128 entitled "Earnings per Share" ("FAS 128") which was issued in February 1997, is required to be adopted on December 31, 1997. The impact of FAS 128 on the calculation of earnings per share for the three months ended March 31, 1997 and 1996 is not material.

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

On March 26, 1997 LNC announced that its 83% owned subsidiary (American States Financial Corporation) retained an investment banker to explore a range of strategic options, including the potential sale of 100% of the company. This review is still in process so the outcome is unknown. If a decision is made to adopt a formal plan of disposition, these operations will be designated as Discontinued Operations for all historical and current periods shown. If a disposition were to occur, the near term impact would be to reduce LNC's operating earnings. The amount of the reduction would depend on the timing and placement of the proceeds from disposition. LNC's options for use of these proceeds would include but are not limited to: 1) acquisitions of additional companies or blocks of business (life insurance, annuities, investment management) or 2) the repurchase of shares of its own common stock.

REVIEW OF CONSOLIDATED OPERATIONS

     The discussion that follows focuses on the results for the three months ended March 31, 1997 compared to the results for the three months ended March 31, 1996.

Insurance Premiums
     Total insurance premiums of $772.1 million for the first three months of 1997 were essentially the same as the first three months of 1996. Life and annuity premiums for the first three months of 1997 increased $8.7 million or 5% compared with the first three months of 1996. This increase is the result of increases in business volume from the Reinsurance segment. Health premiums decreased $11.7 million or 6% for the first three months of 1997 compared with the first three months of 1996 as a result of decreased volumes of business in the Reinsurance segment. After two years of reporting decreases, property-casualty earned premiums of $406.8 million for the three months ended March 31, 1997 were essentially the same as the three months ended March 31, 1996.

Insurance Fees
     Insurance fees in the Life Insurance and Annuities segment from universal life, other interest-sensitive life insurance contracts and variable life insurance contracts increased $33.3 million or 23% compared with the first three months of 1996. This increase was the result of increases in the volume of transactions, the fourth quarter 1996 purchase of a block of group tax-qualified annuity business and a market-driven increase in the value of existing customer accounts upon which some of the fees are based.

Investment Advisory Fees
     Investment advisory fees of $44.3 million for the first three months of 1997 were essentially the same as the first three months of 1996 as a net result of increased volumes of business being offset by lower participation fees than were experienced in a strong first quarter of 1996.

Net Investment Income
     Net investment income increased $65.9 million or 12% when compared with the first three months of 1996. This increase is the result of a 8.3% increase in mean invested assets and an increase in the overall yield on investments from 7.38% to 7.59% (all calculations on a cost basis). Net investment income for the first three months of 1997 included a charge of $400,000 versus a charge of $9.2 million in the first three months of 1996 from the recurring adjustment of discount on mortgage-backed securities. The increase in mean invested assets is the result of increased volumes of business in the Life Insurance and Annuities and Reinsurance segments.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL INFORMATION
(continued)

REVIEW OF CONSOLIDATED OPERATIONS (continued)


Realized Gain on Investments
     The first three months of 1997 and 1996 had pre-tax realized gain on investments of $24.3 million and $71.3 million, respectively. These gains, which are net of related deferred acquisition costs, amounts needed to satisfy policyholder commitments and capital gains expenses, were the result of net gains on sales of investments, less some modest write-downs and provisions for losses. Securities available-for-sale, mortgage loans on real estate and real estate holdings that were deemed to have declines in fair value that were other than temporary were written down. In addition to the write-downs, LNC established allowances for losses on select mortgage loans on real estate, real estate investments and other investments where the carrying value was determined not to be recoverable.

     The pre-tax write-down of securities available-for-sale for the first three months of 1997 and 1996 was $6.8 million and $3.1 million, respectively. The fixed maturity securities to which these write-downs apply were generally of investment grade quality at the time of purchase, but were classified as "below investment grade" at the time of the write-downs. There were no write-downs or additions to the allowances for losses on real estate and mortgage loans on real estate for the first three months of 1997 versus a pre-tax amount of $8.2 million in the first three months of 1996.

Other Revenue
    Other revenue increased $11.5 million or 26% as a result of increased volumes of business in the Reinsurance and Investment Management segments.

Insurance Benefits and Settlement Expenses
     Insurance benefits and settlement expenses increased $28.6 million or 3% when compared with the first three months of 1996. Life and annuity benefits and settlement expenses increased $62.1 million or 13% when compared with the first three months of 1996. This increase is the result of increases in business volume from the Life Insurance and Annuities segment and Reinsurance segment and an unusually large number of high-dollar claims in the Life Insurance and Annuity segment. Health benefits decreased $6.7 million or 4% for the first three months of 1997 when compared with the first three months of 1996 as a net result of increased volumes of business being more than offset by improved disability income experience in the Reinsurance segment. Property-casualty benefits decreased by $26.8 million or 9% when compared with the first three months of 1996 as a result of a decrease in weather related claims.

Underwriting, Acquisition, Insurance and Other Expenses
     This expense increased $34.9 million or 8% for the first three months of 1997 compared with the first three months of 1996. The primary driver behind this increase, beyond the general inflation rate, was the higher volume related expenses and the additional operating expenses associated with the block of tax-qualified annuity business acquired in the fourth quarter of 1996 in the Life Insurance and Annuities segment. These expenses for the Property-Casualty segment decreased $3.2 million or 2.5% compared with a year ago as the impact of realignment of divisional offices and adjusting staff levels to the current level of business continued.

Interest and Debt Expense
    Interest and debt expense increased $3.8 million or 21% as compared with the first three months of 1996. This was the result of changes in the composition of debt outstanding and increases in the average debt outstanding.

Federal Income Taxes
    Federal income taxes decreased $7.4 million or 14% when compared with the first three months of 1996. The decrease in federal income taxes is a result of a decrease in pre-tax earnings and a reduction in the effective tax rate for LNC's United Kingdom affiliate which resulted from the decision to indefinitely reinvest their earnings.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL INFORMATION
(continued)

REVIEW OF CONSOLIDATED OPERATIONS (continued)


Minority Interest in Consolidated Subsidiaries
    This line was added to the income statement to record the earnings applicable to the minority shareholders following the sale of 16.7% of LNC's principal subsidiary within its Property-Casualty segment in the second quarter of 1996.

Summary
     Net income for the first three months of 1997 was $131.3 million or $1.27 per share compared with $140.0 million or $1.34 per share in the first three months of 1996. Excluding realized gain on investments, LNC earned $118.5 million for the first three months of 1997 compared with $95.2 million for the first three months of 1996. This increase was the net result of increases in earnings in the Life Insurance and Annuities, Reinsurance and Property-Casualty segments being partially offset by a reduction in earnings from the Investment Management segment.


REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Investments

     The total investment portfolio decreased $775.1 million in the first three months of 1997. This decrease is the net result of decreases in the fair value of securities available-for-sale and fixed annuity contractholders opting to transfer funds to variable annuity contracts being partially offset by increases from the purchases of investments from cash flow generated by the business segments.

     The quality of LNC's fixed maturity securities portfolio as of March 31, 1997 was as follows:

             Treasuries and AAA    30.7%         BBB              24.1%
             AA                    10.1%         BB                3.0%
             A                     28.4%         Less than BB      3.7%

     As of March 31, 1997, $1.8 billion or 6.7% of fixed maturity securities was invested in below investment grade securities (less than BBB). This represents 5.5% of the total investment portfolio. The interest rates available on these below investment grade securities are significantly higher than are available on other corporate debt securities. Also, the risk of loss due to default by the borrower is significantly greater with respect to such below investment grade securities because these securities are generally unsecured, often subordinated to other creditors of the issuer and issued by companies that usually have high levels of indebtedness. LNC attempts to minimize the risks associated with these below investment grade securities by limiting the exposure to any one issuer and by closely monitoring the credit worthiness of such issuers. During the three months ended March 31, 1997, the aggregate cost of such investments purchased was $464.7 million. Aggregate proceeds from such investments sold were $312.7 million, resulting in a net realized pre-tax gain of $24.9 million.

    LNC's entire fixed maturity and equity securities portfolio is classified as "available-for-sale" and is carried at fair value. Changes in fair value, net of related deferred acquisition costs, amounts required to satisfy policyholder commitments and taxes, are charged or credited directly to shareholders' equity.

     As of March 31, 1997, mortgage loans on real estate and real estate represented 9.8% and 1.9% of LNC's total investment portfolio. As of March 31, 1997, the underlying properties supporting the mortgage loans on real estate consisted of 21.8% in commercial office buildings, 29.0% in retail stores, 22.0% in apartments, 14.8% in industrial buildings, 4.6% in hotels/motels and 7.8% in other. In addition to the dispersion by property type, the mortgage loan portfolio is geographically diversified throughout the United States.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL INFORMATION
(continued)

REVIEW OF CONSOLIDATED FINANCIAL CONDITION (continued)


     Impaired loans along with the related allowance for losses are as follows:
                                                    March 31   December 31
                                     (in millions)      1997          1996

Impaired loans with allowance for losses ---------    $ 57.0        $ 71.9
Allowance for losses -----------------------------     (11.5)        (12.4)
Impaired loans with no allowance for losses ------       4.8           2.3
  Net Impaired Loans -----------------------------    $ 50.3        $ 61.8

      Impaired loans with no allowance for losses are a result of 1)direct write-downs or 2)collateral dependent loans where the fair value of the collateral is greater than the recorded investment in the loan.

      A reconciliation of the mortgage loan allowance for losses for these impaired mortgage loans is as follows:

Three Months Ended March 31          (in millions)      1997          1996

Balance at beginning of year ---------------------     $12.4        $ 29.6
Provisions for losses ----------------------------       (.1)          6.1
Releases due to sales ----------------------------       (.8)          (.8)
Releases due to foreclosures ---------------------        --           (.4)
  Balance at End of Period -----------------------     $11.5         $34.5

The average recorded investment in impaired loans and the interest income recognized on impaired loans were as follows:

Three Months Ended March 31           (in millions)     1997          1996

Average recorded investment in impaired loans ----    $ 68.0        $160.3
Interest income recognized on impaired loans -----       1.3           4.2

      All interest income on impaired loans was recognized on the cash basis of income recognition.

      As of March 31, 1997 and 1996, LNC had restructured loans of $39.4 million and $62.4 million, respectively. LNC recorded $1.0 million and $1.4 million interest income on these restructured loans for the three months ended March 31, 1997 and 1996, respectively, as compared to interest income of $1.0 million and $1.7 million that would have been recorded according to their original terms.

     As of March 31, 1997, LNC did not have any future commitments to lend funds for non-accrual, restructured or other problem loans.

      Fixed maturity securities available-for-sale, mortgage loans on real estate and real estate that were non-income producing for the three months ended March 31, 1997 were not significant.

Cash and Invested Cash

     Cash and invested cash decreased by $24.7 million in the first three months of 1997. This decrease is the result of investing a portion of the operating cash flow that had previously been invested in short-term investments pending the placement of funds in longer term investments.

Deferred Acquisition Costs

     Deferred acquisition costs increased $186.1 million during the first three months of 1997 as the result of increases related to the reduction in the unrealized gain on securities available-for-sale.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL INFORMATION
(continued)

REVIEW OF CONSOLIDATED FINANCIAL CONDITION (continued)


Premiums and Fee Receivable

     Premiums and fees receivable increased $96.8 million in the first three months of 1997 as the result of increased volumes of business in the Reinsurance segment.

Assets Held in Separate Accounts

     This asset account as well as the corresponding liability account increased by $864.5 million in the first three months of 1997, reflecting an increase in annuity funds under management. A portion of this increase was related to fixed annuity contractholders opting to transfer funds to variable annuity contracts.

Goodwill and Other Intangible Assets

The decreases in the amounts during the three months ended March 31, 1997 represent amortization for the period.

Other Assets

     The increase in other assets of $55.6 million is the result of having a higher receivable related to investment securities sold in the last few days of the first quarter of 1997 versus the end of 1996.

Total Liabilities

     Total liabilities increased by $472.0 million in the first three months of 1997. The primary items underlying this increase include increases of $864.5 million in the liabilities related to separate accounts being partially offset by a reduction in contractholder funds. As noted above, the increase in separate accounts related to increased levels of business in the Life Insurance and Annuities segment. The slight reduction in contractholder funds is the net result of new deposits being more than offset by 1) decreases in account values related to decreases in the fair value of securities available-for-sale and 2) the withdrawal of guaranteed interest contract funds because of the decision to exit this business.

     Total property-casualty liabilities for unpaid claims and claims expenses were $2.5 billion at both March 31, 1997 and December 31, 1996. These liabilities include liabilities for environmental claims of $266 million and $265 million at March 31, 1997 and December 31, 1996, respectively. Because of the limited coverages that have been written by LNC, these reserves represent only 10.8% of LNC's total property-casualty liabilities and only 1.9% of LNC's total policy liabilities. On a claims count basis, these environmental losses represent only 2.3% of the direct property-casualty business. These percentages and amounts are at these levels due to LNC's concentration on writing coverages for small to medium size companies rather than the larger companies that tend to incur most of the environmental and product liability claims. LNC's management challenges environmental claims in cases of questionable liability and reviews the level of environmental liability on an on-going basis to help insure that the liability maintained is adequate. Nonetheless, establishing reserves for environmental losses is subject to significant uncertainties because of the long reporting delays, lack of historical data and the unresolved complex legal and regulatory issues that are involved. While it is management's judgement that, based on available information, the appropriate level of liabilities have been recorded, it is reasonably possible that a change in estimate of the required liability level could occur in the near term.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL INFORMATION
(continued)

REVIEW OF CONSOLIDATED FINANCIAL CONDITION (continued)


     The liability for disability income claims net of the related assets for amounts recoverable from reinsurers was $1.6 billion at both March 31, 1997 and December 31, 1996. LNC reviews and updates the level of these reserves on an on-going basis. These reserves were established on the assumption that recent experience will continue in the future. If incidence levels or claim termination rates vary significantly from these assumptions, further adjustments to reserves may be required in the future.

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

Shareholders' Equity

     Total shareholders' equity decreased $188.8 million in the first three months of 1997. Excluding the decrease of $216.8 million related to a decline in the unrealized gains on securities available-for-sale, shareholders' equity increased $28.0 million. This increase was the net result of $131.3 million from net income and $2.1 million from the issuance of common stock related to benefit plans, being more than offset by the repurchase of common shares ($30.5 million), a decrease in the accumulated foreign exchange gain ($24.4 million) and the declaration of dividends to shareholders ($50.5 million).

Derivatives

      As discussed in note 7 to the consolidated financial statements for the year ended December 31, 1996 (see page 59 of LNC's Form 10-K), LNC has entered into derivative transactions to reduce its exposure to fluctuations in interest rates, the widening of bond yield spreads over comparable maturity U.S. Government obligations and foreign exchange risks (hedged transactions). Changes in the value of these derivatives are generally offset by changes in the value of the items being hedged. Modifications to LNC's derivative strategy are initiated periodically upon review of the company's overall risk assessments. During the first three months of 1997, LNC has made modifications in its derivative positions as follows:

 1. Added $360 million in notional amount of swaptions to hedge a portfolio of interest rate sensitive assets.

 2. Entered into spread-lock agreements with notional amount of $50 million which hedge against widening corporate bond spreads.

 3. Terminated the remaining $147.7 million face amount of long financial futures contracts that were hedging the anticipated purchase of a portfolio of assets to support the group tax-qualified annuity business acquired in October of 1996. The termination of these futures contracts resulted in total losses of $1.8 million, of which, $1.7 million were recognized and $0.1 million were deferred.

 4. Increased its use of foreign exchange forward contracts from $251.6 million notional to $349.1 million notional that are hedging the foreign currency risk of its portfolio of foreign bonds.

 5. Terminated the $50.2 million notional amount of foreign currency options that were outstanding at year end. Net gains of $0.2 million were recognized.


LNC generally limits its selection of counterparties that are obligated under these derivative contacts to counterparties that have an A credit rating or above.

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

     The consolidated statements of cash flows on page 6, indicates that operating activities provided cash of $293.7 million during the first three months of 1997. This statement also classifies the other sources and uses of cash by investing activities and financing activities and discloses the total amount of cash available to meet LNC's obligations.

     Although LNC generates adequate cash flow to meet the needs of its normal operations, periodically LNC may issue debt or equity securities to fund internal expansion, acquisitions, investment opportunities and the retirement of LNC's debt and equity. As of March 31, 1997 LNC has a shelf registration with an unused balance of $600 million that would allow LNC to issue debt or equity securities. As of March 31, 1997 LNC also had an unused balance of $185 million related to a registration that included the right to offer various forms of hybrid securities. Finally, cash funds are available from LNC's revolving credit agreement which provides for borrowing up to $750 million.

     Transactions such as those described in the preceding paragraph that occurred recently include LNC's purchase and retirement of 578,900 and 694,582 shares of common stock at a cost of $30.5 and $35.0 million in the first quarter of 1997 and fourth quarter of 1996, respectively. Also, LNC issued $215 million, 8.75% Quarterly Income Preferred Securities ("QUIPS") in July of 1996 and $100 million, 8.35% Trust Originated Preferred Securities ("TOPrS") in August of 1996. Both issues mature in 2026 (callable in 2001). These securities are shown on the accompanying balance sheet under a caption entitled "Minority Interest-Preferred Securities of Subsidiary Companies."
The proceeds from these transactions were used to pay down short-term debt.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL INFORMATION
(continued)

REVIEW OF CONSOLIDATED FINANCIAL CONDITION (continued)


PART II - OTHER INFORMATION AND EXHIBITS

     Items 1, 2, 3, 4 and 5 of this Part II are either inapplicable or are answered in the negative and are omitted pursuant to the instructions to
     Part II.




Item 6.  Exhibits and Reports on Form 8-K

    (a)The following Exhibits of the Registrant are included in this report.

       (Note: The number preceding the exhibit corresponds to the specific number within Item 601 of Regulation S-K.)


            11     Computation of Per Share Earnings

            12     Historical Ratio of Earnings to Fixed Charges

            27        Financial Data Schedule


    (b) During the quarter ended March 31, 1997, a Form 8-K was filed with the Commission regarding LNC's press release announcing its acknowledgment of the fact that an investment banker had been engaged by its subsidiary, American States Financial Corporation, to explore strategic options including a sale of American States. This filing received a filing date of March 27, 1997.

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



                                   LINCOLN NATIONAL CORPORATION




                                   By  /S/ Richard C. Vaughan
                                       Richard C. Vaughan,
                                       Executive Vice President and
                                       Chief Financial Officer




                                       /S/ Donald L. Van Wyngarden
                                       Donald L. Van Wyngarden,
                                       Second Vice President and Controller


            Date April 30, 1997

                         LINCOLN NATIONAL CORPORATION

                   Exhibit Index for the Report on Form 10-Q
                    for the Quarter Ended March 31, 1997



Exhibit Number        Description                           Page Number

      11              Computation of Per Share Earnings         18

      12              Historical Ratio of Earnings to
                       Fixed Charges                            19

      27              Financial Data Schedule                   20