Form 10-Q
period 1997-06-30
LINCOLN NATIONAL CORP
filed 1997-08-14
CIK 59558

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For quarter ended June 30, 1997               Commission file number 1-6028


                          LINCOLN NATIONAL CORPORATION

             (Exact name of registrant as specified in its charter)


               INDIANA                                           35-1140070
     -------------------------------                        -------------------
     (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                         Identification No.)



            200 EAST BERRY STREET, FORT WAYNE, INDIANA  46802-2706
            ------------------------------------------------------
                   (Address of Principal Executive Offices)



Registrant's telephone number                                 (219) 455-2000

Common stock outstanding July 18, 1997                           101,941,396



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

                                      2
PART I - FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

                          LINCOLN NATIONAL CORPORATION

                          CONSOLIDATED BALANCE SHEETS


                                                      June 30       December 31
(000'S omitted)                                         1997           1996
-------------------------------------------------------------------------------
ASSETS

Investments:

     Securities available-for-sale, at fair value:
     Fixed maturity (cost 1997 - $23,322,824;
       1996 - $23,250,897) --------------------      $24,132,925    $24,096,669
     Equity (cost 1997 - $515,310;
       1996 - $434,502) -----------------------          658,989        557,565
     Mortgage loans on real estate ------------        3,244,922      3,240,686
     Real estate ------------------------------          610,288        655,024
     Policy loans -----------------------------          738,013        734,773
     Other investments ------------------------          344,440        445,279
                                                     -----------    -----------
       Total Investments ----------------------       29,729,577     29,729,996

Investment in unconsolidated affiliates -------            4,856         21,004

Cash and invested cash ------------------------        1,272,828      1,144,766

Property and equipment ------------------------          193,391        196,044

Deferred acquisition costs --------------------        1,699,263      1,689,716

Premiums and fees receivable ------------------          207,878        237,345

Accrued investment income ---------------------          435,348        417,582

Assets held in separate accounts --------------       33,674,943     28,809,137

Amounts recoverable from reinsurers -----------        2,304,518      2,328,514

Goodwill --------------------------------------          407,990        351,707

Other intangible assets -----------------------          609,569        708,446

Other assets ----------------------------------          664,602        596,420

Discontinued operations-investment assets -----        4,353,897      4,314,968

Discontinued operations-other assets ----------        1,235,380      1,167,760
                                                     -----------    -----------
     Total Assets -----------------------------      $76,794,040    $71,713,405


See notes to consolidated financial statements on pages 7 - 10.

                         LINCOLN NATIONAL CORPORATION

                         CONSOLIDATED BALANCE SHEETS
                                 -CONTINUED-

                                                   June 30        December 31
(000's omitted)                                     1997             1996
-------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
Insurance and Investment Contract Liabilities:

     Insurance policy and claims reserves ------  $10,528,613    $10,457,896

     Contractholder funds ----------------------   20,812,382     21,165,410

     Liabilities related to separate accounts --   33,674,943     28,809,137
                                                  -----------    -----------
       Total Insurance and Investment
        Contract Liabilities -------------------   65,015,938     60,432,443

     Federal income taxes ----------------------       50,620        161,501

     Short-term debt ---------------------------      357,433        188,960

     Long-term debt ----------------------------      513,340        626,311

     Minority interest - preferred securities
       of subsidiary companies -----------------      315,000        315,000

     Other liabilities -------------------------    1,916,904      1,417,377

     Discontinued operations-insurance
       liabilities -----------------------------    3,663,941      3,650,805

     Discontinued operations-other liabilities -      476,122        451,052
                                                  -----------    -----------
       Total Liabilities -----------------------   72,309,298     67,243,449


SHAREHOLDERS' EQUITY:
     Series A preferred stock
     (6/30/97 liquidation value - $2,858) ------        1,174          1,212

     Common stock ------------------------------      857,468        857,450

     Retained earnings -------------------------    3,151,430      3,129,249

     Foreign currency translation adjustment ---       46,974         66,454

     Net unrealized gain (loss) on securities
       available-for-sale for continuing
       operations ------------------------------      284,875        279,161

     Net unrealized gain (loss) on securities
       available-for-sale for discontinued
       operations ------------------------------      142,821        136,430
                                                  -----------    -----------
     Total Shareholders' Equity ----------------    4,484,742      4,469,956
                                                  -----------    -----------
     Total Liabilities and
       Shareholders' Equity --------------------  $76,794,040    $71,713,405


See notes to consolidated financial statements on pages 7 - 10.

                        LINCOLN NATIONAL CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                                         Six Months Ended    Three Months Ended
                                             June 30                June 30
(000's omitted)                          1997       1996       1997       1996
-------------------------------------------------------------------------------
REVENUE:

     Insurance premiums ------------ $  630,414  $ 736,630  $ 273,402  $ 376,923

     Insurance fees ----------------    344,391    287,434    172,700    148,777

     Investment advisory fees ------    100,463     89,995     56,120     45,282

     Net investment income ---------  1,117,185    996,951    557,825    505,751

     Realized gain on investments --     14,636     72,320      2,526     22,155

     Other revenue and fees --------    119,053     87,691     65,498     46,136
                                     ----------  ---------  ---------  ---------
       Total Revenue ------------     2,326,142  2,271,021  1,128,071  1,145,024


BENEFITS AND EXPENSES:

     Benefits and settlement
     expenses ----------------------  1,419,198  1,280,377    714,876    630,707

     Underwriting, acquisition,
     insurance and other expenses --    836,960    691,173    479,577    371,806

     Interest and debt expense -----     45,535     37,147     23,200     18,653
                                     ----------  ---------  ---------  ---------
     Total Benefits
     and Expenses --------------      2,301,693  2,008,697  1,217,653  1,021,166
                                     ----------  ---------  ---------  ---------
     Net Income From Continuing
     Operations Before Federal
     Income Taxes --------------         24,449    262,324    (89,582)   123,858

     Federal income taxes (credits) -   (10,613)    83,575    (41,624)    38,528
                                     ----------  ---------  ---------  ---------
     Net Income From Continuing
     Operations ----------------         35,062    178,749    (47,958)    85,330

DISCONTINUED OPERATIONS
     (Net of income taxes):

     Net income prior to disposal --     88,519     72,718     40,197     26,113

     Gain on sale ------------------         --         --        --          --
                                     ----------  ---------  ---------  ---------
     Net Income -----------------    $  123,581  $ 251,467  $  (7,761) $ 111,443


PER SHARE DATA:

Net Income From Continuing
     Operations --------------------      $ .34  $    1.71  $    (.46) $     .82

Discontinued Operations ----------          .85        .69        .39        .25
                                     ----------  ---------  ---------  ---------
     Net Income -----------------         $1.19  $    2.40  $    (.07) $    1.07

Cash Dividends on Common Stock ---        $ .98  $     .92  $     .49  $     .46



See notes to consolidated financial statements on pages 7 - 10.

                          LINCOLN NATIONAL CORPORATION

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                     Six Months Ended June 30
                                            ------------------------------------------------------------------
                                                    Number of Shares                    Amounts
                                            -------------------------------     ------------------------------
(000's omitted from dollar amounts)               1997             1996              1997            1996
--------------------------------------------------------------------------------------------------------------
PREFERRED STOCK:
  (Shares authorized: 10,000,000)
  Series A Preferred Stock:
    Balance at
      beginning-of-year --------                  36,885            40,646            1,212           $ 1,335
    Conversion into
      common stock -------------                  (1,154)           (1,878)             (38)              (62)
                                             -----------       -----------       ----------        ----------
       Balance at June 30 ------                  35,731            38,768            1,174             1,273

COMMON STOCK:
  (Shares authorized: 800,000,000)
  Balance at beginning-of-year -             103,658,575       104,185,117          857,450           889,476
  Conversion of series A
    preferred stock ------------                   9,232            15,024               38                62
  Issued for benefit plans -----                 253,878           101,134            5,271             2,990
  Issued for purchase of
    subsidiary -----------------               1,320,902                --           68,688                --
  Retirement of common stock ---              (1,232,700)               --          (73,979)               --
                                             -----------       -----------       ----------        ----------
       Balance at June 30 ------             104,009,887       104,301,275          857,468           892,528

RETAINED EARNINGS:
  Balance at beginning-of-year -                                                  3,129,249         2,775,718
  Net income -------------------                                                    123,581           251,467
  Realized gain (loss) on sale
    of minority interest in
    subsidiary -----------------                                                         --            34,371
  Cash dividends declared ------                                                   (101,400)          (95,609)
                                                                                 ----------        ----------
       Balance at June 30 ------                                                  3,151,430         2,965,947

FOREIGN CURRENCY TRANSLATION ADJUSTMENT:
  Accumulated adjustment at
    beginning-of-year ----------                                                     66,454            13,413
  Change during the period -----                                                    (19,480)             (216)
                                                                                 ----------        ----------
       Balance at June 30 ------                                                     46,974            13,197

NET UNREALIZED GAIN (LOSS) ON
  SECURITIES AVAILABLE-FOR-SALE:
  Balance at beginning-of-year -                                                    415,591           698,180
  Realized gain (loss) on sale
    of minority interest in
    subsidiary -----------------                                                         --           (19,101)
  Change during the period -----                                                     12,105          (369,000)
                                                                                 ----------        ----------
       Balance at June 30 ------                                                    427,696           310,079

       Total Shareholders' Equity
         at June 30 ------------                                                 $4,484,742        $4,183,024

Common Stock (assuming conversion
  of series A, preferred stock):
       End of Period -----------             104,295,735       104,611,419
       Average for the Period --             103,938,421       104,563,359

See notes to consolidated financial statements on pages 7 - 10.

                         LINCOLN NATIONAL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          Six Months Ended
                                                                               June 30
(000's omitted)                                                    1997                       1996
--------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES:
  Net income from continuing operations ------------          $    35,062                 $   178,749
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Deferred acquisition costs -------------------               46,422                     (10,343)
      Premiums and fees receivable -----------------               29,466                    (112,811)
      Accrued investment income --------------------              (17,765)                     17,503
      Policy liabilities and accruals --------------              (66,961)                   (347,467)
      Contractholder funds -------------------------              492,603                     988,698
      Amounts recoverable from reinsurers ----------               23,996                       1,113
      Federal income taxes -------------------------             (103,251)                    (26,537)
      Equity in undistributed earnings of
       unconsolidated affiliates -------------------                   --                        (291)
      Provisions for depreciation ------------------               29,034                      25,207
      Amortization of goodwill and other
       intangible assets ---------------------------              123,686                      37,589
      Realized (gain) loss on investments ----------              (14,636)                    (72,320)
      Other (used in) ------------------------------              (53,336)                   (121,921)
                                                              -----------                 -----------
        Net Adjustments ----------------------------              489,258                     378,420
                                                              -----------                 -----------
        Net Cash Provided by Continuing Operations -              524,320                     557,169

      Net Cash Used in Discontinued Operations -----              (17,739)                    (53,688)
                                                              -----------                 -----------
        Net Cash Provided by Operating Activities --              506,581                     503,481


INVESTING ACTIVITIES:
  Securities-available-for-sale:
    Purchases --------------------------------------           (6,010,834)                 (6,782,521)
    Sales ------------------------------------------            5,131,987                   5,964,408
    Maturities -------------------------------------              759,903                     517,219
  Purchase of other investments --------------------             (814,069)                 (1,238,466)
  Sale or maturity of other investments ------------              890,332                   1,047,472
  Sale of subsidiaries (discontinued operations) ---                   --                          --
  Increase (decrease) in cash collateral
    on loan securities -----------------------------              219,108                     123,362
  Other --------------------------------------------              273,565                      38,723
        Net Cash Provided by (Used in)                        -----------                 -----------
         Investing Activities ----------------------              449,992                    (329,803)

FINANCING ACTIVITIES:
  Principal payments on long-term debt -------------             (113,299)                     (9,447)
  Issuance of long-term debt -----------------------                  329                       1,652
  Net increase (decrease) in short-term debt -------              168,474                      33,264
  Universal life and investment contract deposits --              655,465                     522,044
  Universal life and investment
    contract withdrawals ---------------------------           (1,369,638)                 (1,081,411)
  Common stock issued for benefit plans ------------                5,271                       2,990
  Retirement of common stock -----------------------              (73,979)                         --
  Proceeds from sale of minority interest
    in subsidiary ----------------------------------                   --                     215,481
  Dividends paid to shareholders -------------------             (101,134)                    (95,557)
                                                              -----------                 -----------
        Net Cash Used in Financing Activities ------             (828,511)                   (410,984)
                                                              -----------                 -----------
        Net Increase (Decrease) in Cash-------------              128,062                    (237,306)

Cash at Beginning-of-Year --------------------------            1,144,766                   1,452,170
                                                              -----------                 -----------
        Cash at June 30 ----------------------------          $ 1,272,828                 $ 1,214,864


See notes to consolidated financial statements on pages 7 - 10.

                                      7
LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation
The accompanying consolidated financial statements include Lincoln National Corporation ("LNC") and its majority-owned subsidiaries. Less than majority-owned entities in which LNC has at least a 20% interest are reported on the equity basis. These unaudited consolidated statements have been prepared in conformity with generally accepted accounting principles, except that they do not contain complete notes. However, in the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the results. These financial statements should be read in conjunction with the financial statements and the related notes included in LNC's latest annual report on Form 10-K for the year ended December 31, 1996.

Operating results for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1997.

2.  Federal Income Taxes
The effective tax rate on net income is lower than the prevailing corporate federal income tax rate. The difference for both 1997 and 1996 resulted principally from tax-exempt investment income.

3.  Earnings Per Share
Earnings per share is computed based on the average number of common shares outstanding (103,938,421 and 104,563,359 for the first six months of 1997 and 1996, respectively) after assuming conversion of the series A preferred stock. Financial Accounting Standard 128 entitled "Earnings per Share" ("FAS 128") which was issued in February 1997, is required to be adopted on December 31, 1997. The impact of FAS 128 on the calculation of earnings per share for the six months ended June 30, 1997 and 1996 is not material.

4.  Acquisition of Subsidiary
On April 30, 1997, LNC completed the acquisition of Voyageur Fund Managers, Inc. for $73.8 million. While this amount includes cash paid out for expenses associated with the purchase, the bulk of the purchase price was covered by the issuance of 1,320,902 shares of LNC common stock to the previous owners of Voyageur. Purchase accounting has been applied to this acquisition resulting in intangible assets of $78.8 million. Voyageur's operating results are included in LNC's consolidated financial statements from the closing date.

5.  Discontinued Operations
On June 9, 1997, LNC announced that it agreed to sell its 83.3% ownership in American States Financial Corporation for $2.65 billion (including the repayment of $300 million of intercompany debt). As this sale will result in an exit from the property-casualty business (previously a business segment), the financial data from the units being sold are shown as discontinued operations in the accompanying financial statements. June 9, 1997 is the measurement date for purposes of reporting the units sold as discontinued operations. The expected gain on sale of approximately $800 million will also be reported, net of federal income tax, with discontinued operations at the time of the closing which is expected to occur late in the third quarter or early in the fourth quarter of 1997. LNC expects to invest the proceeds from this sale to expand its other businesses and also may repurchase up to $500 million of its own common stock as authorized by the Board of Directors in June of 1997.

Earnings from discontinued operations were as follows:

                                              Six Months Ended            Three Months Ended
                                                    June 30                     June 30
                         (in millions)       1997            1996         1997            1996
--------------------------------------------------------------------------------------------------
Revenue --------------------------        $1,013.8        $1,013.4        $511.1          $498.9
Benefits and Expenses ------------           900.0           929.4         461.0           470.3
                                          --------        --------        ------          ------
     Pre-tax Net Income ----------           113.8            84.0          50.1            28.6
Federal Income Taxes -------------            25.3            11.3           9.9             2.5
                                          --------        --------        ------          ------
     Net Income ------------------        $   88.5        $   72.7        $ 40.2          $ 26.1

                                      8
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
------------------------------------------------------
6.  Change in Estimate for Disability Income Reserve
During the second quarter of 1997, LNC completed an in-depth review of experience on its disability income business. As a result of this study, LNC's Reinsurance segment strengthened its disability income reserve by $92.8 million, wrote-off deferred acquisition costs of $71.1 million and reduced related assets by $36.1 million. Combined these actions reduced net income by $130.0 million or $1.25 share ($200 million pre-tax).

7.  Contingencies
DISABILITY INCOME CLAIMS. The liability for disability income claims net of the related asset for amounts recoverable from reinsurers at June 30, 1997 and December 31, 1996 is a net liability of $1.668 billion and $1.561 billion, respectively, excluding deferred acquisition costs. The June 30, 1997 amount includes second quarter additions (see note 6 on page 7). If incidence levels and/or claim termination rates fluctuate significantly from the assumptions underlying the reserves, adjustments to reserves could be required in the future. Accordingly, this liability may prove to be deficient or excessive. However, it is management's opinion that such future development will not materially affect the consolidated financial position of LNC. LNC reviews reserve levels on an on-going basis.

UNITED KINGDOM PENSION PRODUCTS. Operations in the U.K. include the sale of pension products to individuals. Regulatory agencies have raised questions as to what constitutes appropriate advice to individuals who bought pension products as an alternative to participation in an employer sponsored plan. In cases of inappropriate advice, LNC may have to do extensive investigation and put the individual in a position similar to what would have been attained if the individual had remained in the employer sponsored plan. At June 30, 1997 and December 31, 1996 liabilities of $86.6 million and $86.7 million, respectively, had been established for this issue. These liabilities, which are net of expected recoveries, have been established for the estimated cost of this issue following regulatory guidance as to activities to be undertaken. These liabilities were booked net of expected recoveries $33.7 million and of $31.4 million respectively, from previous owners of companies acquired over the last few years as specified in the indemnification clauses of the purchase agreements. These liabilities and recoveries are based on various estimates that are subject to considerable uncertainty. Accordingly, these liabilities may prove to be deficient or excessive. However, it is management's opinion that such future development will not materially affect the consolidated financial position of LNC.

MARKETING AND COMPLIANCE ISSUES. Regulators continue to focus on market conduct and compliance issues. Under certain circumstances companies operating in the insurance and financial services markets have been held responsible for providing incomplete or misleading sales materials and for replacing existing policies with policies that were less advantageous to the policyholder. LNC's management continues to monitor the company's sales materials and compliance procedures and is making an extensive effort to minimize any potential liability. Due to the uncertainty surrounding such matters, it is not possible to provide a meaningful estimate of the range of potential outcomes at this time; however, it is management's opinion that such future development will not materially affect the consolidated financial position of LNC.

GROUP PENSION ANNUITIES. The liabilities for guaranteed interest and group pension annuity contracts, which are no longer sold by LNC, are supported by a single portfolio of assets that attempts to match the duration of these liabilities. Due to the long-term nature of group pension annuities and the resulting inability to exactly match cash flows, a risk exists that future cash flows from investments will not be reinvested at rates as high as currently earned by the portfolio. Accordingly, these liabilities may prove to be deficient or excessive. However, it is management's opinion that such future development will not materially affect the consolidated financial position of LNC.

PERSONAL ACCIDENT PROGRAMS. Certain "excess of loss personal accident reinsurance" programs created in the London market have produced pre-tax losses totaling approximately $15 million in the last three quarters. If recent experience continues or deteriorates further, future losses on these

                                      9
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

programs could be significant. LNC is investigating the way the programs were designed and evaluating all legal and other remedies which may exist to minimize future losses. It is not possible to provide a meaningful estimate of the range of potential liability (recovery) at this time.

8. Disclosures about Segments of an Enterprise and Related Information Financial Accounting Standard 131 entitled "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131") issued in June 1997, was adopted by LNC on a retroactive basis, as permitted. Under FAS 131 segments are defined on the same basis that the company is managed versus the product or market approach previously used. For LNC this redefinition involved moving LNC's major United Kingdom operation from within the Life Insurance and Annuities segment into a separate segment entitled "Lincoln UK." Data shown for all prior periods has been restated to conform to the current period presentation. The following tables show the revised financial data by segment:

                                       Six Months    Year Ended   Year Ended
                                          Ended         Dec 31,     Dec 31,
                     (in millions)     June 30, 1997     1996         1995
------------------------------------------------------------------------------
Revenue:
Life Insurance and Annuities -----------  $1,360.2     $2,563.1     $2,615.3
Lincoln UK -----------------------------     202.2        393.2        351.5
Reinsurance ----------------------------     649.4      1,561.0      1,362.4
Investment Management ------------------     117.5        210.2        145.2
Other Operations
     (includes consolidating adjustments)     (3.1)         6.1        112.1
                                         ---------    ---------    ---------
     Total -----------------------------  $2,326.2     $4,733.6     $4,586.5

Net income (loss) from continuing
     operations before Federal income taxes:
Life Insurance and Annuities -----------  $  166.5       $346.7       $378.1
Lincoln UK -----------------------------      48.4        101.5         72.5
Reinsurance ----------------------------    (133.2)       131.1        (65.5)
Investment Management ------------------       5.0         32.4         33.8
Other Operations
     (includes interest expense) -------     (62.2)      (107.6)        (4.5)
                                         ---------    ---------    ---------
     Total -----------------------------  $   24.5       $504.1       $414.4

Federal income taxes (credits):
Life Insurance and Annuities -----------  $   43.3       $ 95.7       $104.1
Lincoln UK -----------------------------      14.0         35.5         26.8
Reinsurance ----------------------------     (47.0)        45.4        (23.5)
Investment Management ------------------       4.4         17.0         16.2
Other Operations -----------------------     (25.3)       (45.9)       (10.6)
                                         ---------    ---------    ---------
     Total -----------------------------  $  (10.6)      $147.7       $113.0

Net income (loss) from continuing operations:
Life Insurance and Annuities -----------  $  123.2       $251.0       $274.0
Lincoln UK -----------------------------      34.3         66.0         45.7
Reinsurance ----------------------------     (86.2)        85.7        (42.0)
Investment Management ------------------        .6         15.4         17.6
Other Operations
     (includes interest expense) -------     (36.8)       (61.7)         6.1
     Total net income from continuing    ---------    ---------    ---------
     Operations ------------------------      35.1        356.4        301.4

Discontinued Operations ----------------      88.5        157.2        180.8
                                         ---------    ---------    ---------
     Total Net Income ------------------  $  123.6       $513.6       $482.2

Assets (End of Period):
Life Insurance and Annuities ----------- $57,582.8    $53,089.3    $45,791.4
Lincoln UK -----------------------------   7,663.6      7,331.8      6,114.1
Reinsurance ----------------------------   5,183.0      5,196.1      5,220.3
Investment Management ------------------     693.2        623.4        616.2
Other Operations -----------------------      82.1         (9.9)      (170.6)
                                         ---------    ---------    ---------
     Sub-total -------------------------  71,204.7     66,230.7     57,571.4
Discontinued Operations ----------------   5,589.3      5,482.7      5,686.3
                                         ---------    ---------    ---------
     Total ----------------------------- $76,794.0    $71,713.4    $63,257.7

                                      10
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.  Subsequent Event
On July 28, 1997, LNC announced that it signed a definitive agreement to acquire a block of life insurance and annuity business from CIGNA Corporation for approximately $1.4 billion. The total cash commitment for this acquisition will be higher than the $1.4 billion because of expenses associated with the purchase and capital that will be added to the Life Insurance and Annuities segment to support this business. This transaction which is expected to close in the fourth quarter of 1997 will be accounted for on the basis of purchase accounting, and accordingly, the operating results generated by this block of business after the closing date will be included in LNC's consolidated financial statements. As of June 30, 1997, this block of business had liabilities, measured on a statutory basis, of $6.3 billion that will become LNC's obligations at the time of closing. LNC will also receive assets, measured on a historical statutory basis, equal to the liabilities. For the year ended December 31, 1996 this block produced premiums, fees and deposits of $1.3 billion and net income of $80 million. This financial data is on the basis of gernerally accepted accounting principals, and is prior to any adjustments that will be required by purchase accounting.




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

On June 9, 1997, LNC announced that it had agreed to sell its 83.3% ownership in American States Financial Corporation. The financial data for these operations has been designated as "Discontinued Operations" for all historical and current periods shown in the accompanying financial statements. Following the completion of the sale, LNC expects to record a gain of approximately $800 million, net of federal income taxes. This will be followed by periods with reduced operating earnings. The amount of the reduction will depend on the timing and placement of the proceeds from disposition. In the short run, the proceeds are expected to be invested in liquid securities, used to pay down short-term debt and to repurchase LNC common stock (see note 5 on page 7). It is expected that the bulk of the proceeds will ultimately be used to make acquisitions of additional companies or blocks of business (life insurance, annuities, investment management). Note 9 on page 10 references an acquisition that will use the bulk of the proceeds.


REVIEW OF CONSOLIDATED OPERATIONS

     The discussion that follows focuses on net income from continuing operations for the six months ended June 30, 1997 compared to the results for the six months ended June 30, 1996. The factors affecting the current quarter to prior year quarter comparisons are essentially the same as the year-to-date factors except as noted.

Insurance Premiums
     Life and annuity premiums for the first six months of 1997 increased $6.5 million or 2% compared with the first six months of 1996. This increase is the result of increases in business volume from the Life Insurance & Annuities and Reinsurance segments, being partially offset by a reduction in the premiums for the Lincoln UK segment. Health premiums decreased $112.7 million or 29% for the first six months of 1997 compared with the first six months of 1996 as a result of decreased volumes of business in the Reinsurance segment.

                                      11
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL INFORMATION (CONTINUED)

REVIEW OF CONSOLIDATED OPERATIONS (CONTINUED)


Insurance Fees
     Insurance fees in the Life Insurance & Annuities and Lincoln UK segments from universal life, other interest-sensitive life insurance contracts and variable life insurance contracts increased $57.0 million or 20% compared with the first six months of 1996. This increase was the result of increases in the volume of transactions, the fourth quarter 1996 purchase of a block of group tax-qualified annuity business and a market-driven increase in the value of existing customer accounts upon which some of the fees are based.

Investment Advisory Fees
     Investment advisory fees increased by $10.5 million or 12% for the first six months of 1997 as a net result of increased volumes of business being offset by lower participation fees than were experienced in a strong first half of 1996.

Net Investment Income
     Net investment income increased $120.2 million or 12% when compared with the first six months of 1996. This increase is the result of a 9.9% increase in mean invested assets, an increase in the overall yield on investments from 7.34% to 7.51% (all calculations on a cost basis) and the relative impact of the adjustment of discount on mortgage-backed securities. Net investment income for the first six months of 1997 included a charge of $.9 million versus a charge of $11.7 million in the first six months of 1996 from the recurring adjustment of discount on mortgage-backed securities. The increase in mean invested assets is the result of increased volumes of business in the Life Insurance & Annuities and Reinsurance segments.

Realized Gain on Investments
     The first six months of 1997 and 1996 had pre-tax realized gain on investments of $14.6 million and $72.3 million, respectively. These gains, which are net of related deferred acquisition costs, amounts needed to satisfy policyholder commitments and capital gains expenses, were the result of net gains on sales of investments, less some modest write-downs and provisions for losses. Securities available-for-sale that were deemed to have declines in fair value that are other than temporary were written down. Also, write-downs and allowances on select mortgage loans on real estate, real estate and other investments are established when the underlying value of the property is deemed to be less than the carrying value.

     The pre-tax write-down of securities available-for-sale for the first six months of 1997 and 1996 was $8.0 million and $4.2 million, respectively. The fixed maturity securities to which these write-downs apply were generally of investment grade quality at the time of purchase, but were classified as "below investment grade" at the time of the write-downs. There were no write-downs or additions to the allowances for losses on real estate and mortgage loans on real estate for the first six months of 1997 versus a pre-tax amount of $5.5 million in the first six months of 1996.

Insurance Benefits and Settlement Expenses
     Life and annuity benefits and settlement expenses increased $60.5 million or 6% when compared with the first six months of 1996. This increase is the result of increases in business volume from the Life Insurance and Annuities segment. Health benefits increased $78.1 million or 26% for the first six months of 1997 when compared with the first six months of 1996 as a net result of decreased volumes of business being more than offset by additions to the reserves for the disability income business within the Reinsurance segment (see note 6 on page 7).

Underwriting, Acquisition, Insurance and Other Expenses
     This expense increased $145.8 million or 21% for the first six months of 1997 compared with the first six months of 1996. The primary driver behind this increase, beyond the general inflation rate, was the higher volume related expenses and the additional operating expenses associated with 1) the block of tax-qualified annuity business acquired in the fourth quarter of 1996 in the Life Insurance and Annuities segment and 2) the acquisition of Voyageur Fund Managers, Inc. in the Investment Management segment (see note 4 on page 7) and the write-off of deferred acquisition costs associated with the disability income business (see note 6 on page 7) .

                                      12
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL INFORMATION (CONTINUED)

REVIEW OF CONSOLIDATED OPERATIONS (CONTINUED)

Interest and Debt Expense
     Interest and debt expense increased $8.5 million or 23% as compared with the first six months of 1996. This was the result of changes in the composition of debt outstanding and increases in the average debt outstanding.

Federal Income Taxes (Credits)
     Federal income taxes for the first six months of 1997 decreased from tax expense in 1996 of $83.6 million to a tax credit of $10.6 million in 1997. The decrease in federal income taxes is a result of a decrease in pre-tax earnings and a reduction in the effective tax rate for LNC's United Kingdom affiliate which resulted from the decision to indefinitely reinvest their earnings.

Summary
     Net income for the first six months of 1997 was $123.6 million or $1.19 per share compared with $251.5 million or $2.40 per share in the first six months of 1996. Excluding realized gain on investments and discontinued operations LNC earned $28.5 million for the first six months of 1997 compared with $133.5 million for the first six months of 1996. The primary factor causing this decrease was the addition to the disability income reserve within the Reinsurance segment (see note 6 on page 7).


REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Investments

     The total investment portfolio was essentially at the same level at June 30, 1997 as it was at December 31, 1996. This is the net result of fixed annuity contractholders opting to transfer funds to variable annuity contracts being offset by increases from the purchases of investments from cash flow generated by the business segments.

     The quality of LNC's fixed maturity securities portfolio as of June 30, 1997 was as follows:

     Treasuries and AAA    29.0%         BBB              27.5%
     AA                     7.3%         BB                3.8%
     A                     27.8%         Less than BB      4.6%

     As of June 30, 1997, $2.0 billion or 8.4% of fixed maturity securities was invested in below investment grade securities (less than BBB). This represents 6.8% of the total investment portfolio. These percentages are approximately 1.5% higher than have been reported for the last few quarters. This increase is related to the fact that the operations moved to discontinued operations included a minimal amount of below investment grade securities. This percentage is expected to be lower once the proceeds of sale are received and invested. The interest rates available on these below investment grade securities are significantly higher than are available on other corporate debt securities. Also, the risk of loss due to default by the borrower is significantly greater with respect to such below investment grade securities because these securities are generally unsecured, often subordinated to other creditors of the issuer and issued by companies that usually have high levels of indebtedness. LNC attempts to minimize the risks associated with these below investment grade securities by limiting the exposure to any one issuer and by closely monitoring the credit worthiness of such issuers. During the six months ended June 30, 1997, the aggregate cost of such investments purchased was $804.6 million. Aggregate proceeds from such investments sold were $530.3 million, resulting in a net realized pre-tax gain of $30.3 million.

     LNC's entire fixed maturity and equity securities portfolio is classified as "available-for-sale" and is carried at fair value. Changes in fair value, net of related deferred acquisition costs, amounts required to satisfy policyholder commitments and taxes, are charged or credited directly to shareholders' equity.

                                      13
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL INFORMATION (CONTINUED)

REVIEW OF CONSOLIDATED FINANCIAL CONDITION (CONTINUED)

     As of June 30, 1997, mortgage loans on real estate and real estate represented 10.9% and 2.1% of LNC's total investment portfolio. As of June 30, 1997, the underlying properties supporting the mortgage loans on real estate consisted of 21.6% in commercial office buildings, 29.1% in retail stores, 22.3% in apartments, 14.7% in industrial buildings, 4.3% in hotels/motels and 8.0% in other. In addition to the dispersion by property type, the mortgage loan portfolio is geographically diversified throughout the United States.


     Impaired loans along with the related allowance for losses are as follows:
                                                       June 30   December 31
     (in millions)                                       1997       1996
-------------------------------------------------------------------------------

Impaired loans with allowance for losses ---------     $88.6        $ 71.9
Allowance for losses -----------------------------      (8.0)        (12.4)
Impaired loans with no allowance for losses ------        --           2.3
                                                       -----        ------
     Net Impaired Loans --------------------------     $80.6        $ 61.8

     Impaired loans with no allowance for losses are a result of 1)direct write-downs or 2)collateral dependent loans where the fair value of the collateral is greater than the recorded investment in the loan.

     A reconciliation of the mortgage loan allowance for losses for these impaired mortgage loans is as follows:

Six Months Ended June 30             (in millions)      1997          1996
-------------------------------------------------------------------------------
Balance at beginning of year ---------------------     $12.4        $ 29.6
Provisions for losses ----------------------------       1.6           3.5
Releases due to sales ----------------------------      (2.6)         (1.5)
Releases due to foreclosures ---------------------      (3.4)          (.4)
                                                       -----         -----
     Balance at End of Period --------------------     $ 8.0         $31.2

     The average recorded investment in impaired loans and the interest income recognized on impaired loans were as follows:

Six Months Ended June 30              (in millions)     1997          1996
-------------------------------------------------------------------------------
Average recorded investment in impaired loans ----    $ 75.2        $161.4
Interest income recognized on impaired loans -----       3.5           7.7

     All interest income on impaired loans was recognized on the cash basis of income recognition.

     As of June 30, 1997 and 1996, LNC had restructured loans of $39.2 million and $61.5 million, respectively. LNC recorded $1.9 million and $2.7 million interest income on these restructured loans for the six months ended June 30, 1997 and 1996, respectively, as compared to interest income of $2.0 million and $3.2 million that would have been recorded according to their original terms.

     As of June 30, 1997, LNC did not have any future commitments to lend funds for non-accrual, restructured or other problem loans.

     Fixed maturity securities available-for-sale, mortgage loans on real estate and real estate that were non-income producing for the six months ended June 30, 1997 were not significant.

Cash and Invested Cash

     Cash and invested cash increased by $128.1 million in the first six months of 1997. This increase is the result of a portion of the operating cash flow being invested temporarily in short-term investments pending the placement of funds in longer term investments.

                                      14
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL INFORMATION (CONTINUED)

REVIEW OF CONSOLIDATED FINANCIAL CONDITION (CONTINUED)


Deferred Acquisition Costs

     Deferred acquisition costs increased $9.6 million during the first six months of 1997 as the net result of increases related to new business being primarily offset by the write-off of such costs in conjunction with the strengthening of disability income reserves (see note 6 on page 7).

Premiums and Fee Receivable

     Premiums and fees receivable decreased $29.5 million in the first six months of 1997 as the net result of increased volumes of business in the Investment Management segments being more than offset by a decrease in the Reinsurance segment.

Assets Held in Separate Accounts

     This asset account as well as the corresponding liability account increased by $4.9 billion in the first six months of 1997, reflecting an increase in annuity funds under management. A portion of this increase was related to fixed annuity contractholders opting to transfer funds to variable annuity contracts.

Goodwill

     The increase in the amount is the net result of additions related to the purchase of a subsidiary (see note 4 on page 7) being more than the on-going amortization for the six months ended June 30, 1997.

Other Intangible Assets

     The decrease is the net result of additions related to the purchase of a subsidiary (see note 4 on page 7), being more than offset by the on-going amortization and an adjustment to the Lincoln UK amount to more closely conform this segment to the classification used for LNC's U.S. operations.

Other Assets

     The increase in other assets of $68.2 million is the result of having a higher receivable related to investment securities sold in the last few days of the second quarter of 1997 versus the end of 1996.

Total Liabilities

     Total liabilities from continuing operations increased by $5.1 billion in the first six months of 1997. The primary items underlying this increase include increases of $4.9 billion in the liabilities related to separate accounts being offset by a reduction in contractholder funds. As noted above, the increase in separate accounts related to increased levels of business and the acquisition of the block of group tax-qualified annuity business in the Life Insurance and Annuities segment. The slight reduction in contractholder funds is the net result of new deposits being more than offset by the withdrawal of guaranteed interest contract funds because of the decision to exit this business. LNC's liabilities includes some contingency items (see note 7 on page 8).

Shareholders' Equity

     Total shareholders' equity increased $14.8 million in the first six months of 1997. Excluding the increase of $12.1 million related to an increase in the unrealized gains on securities available-for-sale, shareholders' equity increased $2.7 million. This increase was the net result of $123.6 million from net income, $68.7 million from issuance of common stock to purchase a subsidiary company and $5.3 million from the issuance of common stock related to benefit plans, being partially offset by the repurchase of common shares ($74.0 million), a decrease in the accumulated foreign exchange gain ($19.5 million) and the declaration of dividends to shareholders ($101.4 million).

                                      15
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL INFORMATION (CONTINUED)

REVIEW OF CONSOLIDATED FINANCIAL CONDITION (CONTINUED)

Derivatives

     As discussed in note 7 to the consolidated financial statements for the year ended December 31, 1996 (see page 59 of LNC's Form 10-K), LNC has entered into derivative transactions to reduce its exposure to fluctuations in interest rates, the widening of bond yield spreads over comparable maturity U.S. Government obligations and foreign exchange risks (hedged transactions). Changes in the value of these derivatives are generally offset by changes in the value of the items being hedged. Modifications to LNC's derivative strategy are initiated periodically upon review of the company's overall risk assessments. During the first six months of 1997, LNC has made modifications in its derivative positions as follows:

1. Decreased its use of interest rate cap agreements that are used to hedge its annuity business from the effect of fluctuating interest rates from $5.5 billion notional to $5.4 billion notional.

2. Added $720 million in notional amount of swaptions to hedge a portfolio of interest rate sensitive assets.

3. Entered into a spread-lock agreement with a notional amount of $50 million which hedge against widening corporate bond spreads.

4. Terminated the remaining $147.7 million face amount of long financial futures contracts that were hedging the anticipated purchase of a portfolio of assets to support the group tax-qualified annuity business acquired in October of 1996. The termination of these futures contracts resulted in total losses of $1.8 million, of which, $1.7 million were recognized and $0.1 million were deferred.

5. Decreased its use of foreign exchange forward contracts that are hedging the foreign currency risk of its portfolio of foreign bonds from $251.6 million notional to $133.6 million notional. The termination of these foreign exchange forward contracts resulted in the recognition of gains of $20.3 million.

6. Terminated the $50.2 million notional amount of foreign currency options that were outstanding at year end. The terminations of these foreign currency options resulted in net gains of $200,000.

     LNC generally limits its selection of counterparties that are obligated under these derivative contacts to counterparties that have an A credit rating or above.

                                      16
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL INFORMATION (CONTINUED)

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

     The consolidated statements of cash flows on page 6, indicates that operating activities provided cash of $506.6 million during the first six months of 1997. This statement also classifies the other sources and uses of cash by investing activities and financing activities and discloses the total amount of cash available to meet LNC's obligations.

     Although LNC generates adequate cash flow to meet the needs of its normal operations, periodically LNC may issue debt or equity securities to fund internal expansion, acquisitions, investment opportunities and the retirement of LNC's debt and equity. As of June 30, 1997 LNC has a shelf registration with an unused balance of $600 million that would allow LNC to issue debt or equity securities. As of June 30, 1997 LNC also had an unused balance of $185 million related to a registration that included the right to offer various forms of hybrid securities. Finally, cash funds are available from LNC's revolving credit agreement which provides for borrowing up to $750 million.

     Transactions such as those described in the preceding paragraph that occurred recently include LNC's purchase and retirement of 1,232,700 and 694,582 shares of common stock at a cost of $74.0 million and $35.0 million in the first six months of 1997 and fourth quarter of 1996, respectively. The 1,232,700 shares purchased in 1997 includes 653,800 shares at a cost of $43.5 million that have been purchased since the June of 1997 board authorization (see note 5 on page 7). In the period from July 1, 1997 through July 31, 1997 an additional 2,085,300 shares were purchased at a cost of $136.1 million. After subtracting the purchases through July 31, LNC has an open authorization to pay out an additional $320.4 million to repurchase LNC common stock. Also, LNC issued 1,320,902 shares of common stock in April 1997 valued at $68.7 million to purchase a subsidiary company (see note 4 on page 7). Finally in the second quarter of 1997, LNC retired $86.7 million of its long-term debt at a cost of $98.1 million. This retirement of long-term debt resulted in additional short-term debt which is expected to be repaid as noted below.

     Based on the terms of the sale of a subsidiary, (see note 5 on page 7) LNC expects to receive $2.65 billion late in the third quarter or early in the fourth quarter of 1997. LNC and its subsidiaries will use approximately $500 million of these proceeds to pay the taxes related to the sale and as noted above up to $500 million to purchase LNC common stock. The remaining balance will be applied to pay off a portion of LNC's short-term debt and invested for general corporate purposes pending the purchase of additional subsidiary companies or blocks of business. As shown in note 9 (see page 10), LNC has signed an agreement to purchase a block of life and annuity business from CIGNA Corporation for approximately $1.4 billion. Select transactions as noted above may occur in advance of the closing of the sale of subsidiary and as a result short-term debt may increase in the interim.

                                      17
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL INFORMATION (CONTINUED)

REVIEW OF CONSOLIDATED FINANCIAL CONDITION (CONTINUED)


PART II - OTHER INFORMATION AND EXHIBITS

    Items 1, 2, and 3 of this Part II are either inapplicable or are answered in the negative and are omitted pursuant to the instructions to Part II.



ITEM 4.  SUBMISSION OF MATTERS TO VOTE TO SECURITYHOLDERS

    (a) The matter discussed below was submitted to a vote at the Annual Meeting of Shareholders of the Registrant on May 15, 1997.

      At the meeting referred to in (a) above, Shareholders of the Registrant voted on matters as described below.


            1. To elect three directors for three-year terms

            Harry L. Kavetas
            Votes cast for = 89,647,331
            Votes withheld =  2,290,004

            M. Leanne Lachman
            Votes cast for = 89,742,991
            Votes withheld =  2,194,344

            Jill S. Ruckelshaus
            Votes cast for = 89,693,346
            Votes withheld =  2,243,989

            2. To approve an Incentive Compensation Plan

            Votes cast for =           69,720,376
            Votes cast against =       14,575,591
            Number of abstentions =     2,627,734
            Number of broker nonvotes = 5,013,634

ITEM 5.  OTHER INFORMATION

 (a) During the quarter ended June 30, 1997, a Form 8-K was filed with the Commission regarding LNC's announcement of the expected sale of its subsidiary American States Financial Corporation. This filing which includes a copy of the Agreement and Plan of Merger received a filing date of June 17, 1997.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) The following Exhibits of the Registrant are included in this report.

         (Note: The number preceding the exhibit corresponds to the specific number within Item 601 of Regulation S-K.)


         02 Asset Transfer and Acquisition Agreement Dated July 27, 1997. Stock Purchase Agreement Dated July 27, 1997.

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



     LINCOLN NATIONAL CORPORATION




     By  /S/ Richard C. Vaughan
     Richard C. Vaughan,
     Executive Vice President and
     Chief Financial Officer




     /S/ Donald L. Van Wyngarden
     Donald L. Van Wyngarden,
     Second Vice President and Controller






     Date August 11, 1997

                          LINCOLN NATIONAL CORPORATION

                   Exhibit Index for the Report on Form 10-Q
                      for the Quarter Ended June 30, 1997



Exhibit Number        Description                           Page Number

     02              Asset Transfer and Acquisition
                      Agreement dated July 27, 1997            23
                     And Stock Purchase Agreement
                     Dated July 27, 1997

     11              Computation of Per Share Earnings         20

     12              Historical Ratio of Earnings to
                      Fixed Charges                            21

     27              Financial Data Schedule                   22