Form 10-Q
period 1997-09-30
LINCOLN NATIONAL CORP
filed 1997-11-12
CIK 59558

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                             FORM 10-Q

             QUARTERLY REPORT UNDER SECTION 13 or 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934



For quarter ended September 30,1997           Commission file number 1-6028


                    LINCOLN NATIONAL CORPORATION

       (Exact name of registrant as specified in its charter)


          Indiana                                        35-1140070
 (State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                    Identification No.)



       200 East Berry Street, Fort Wayne, Indiana  46802-2706

              (Address of Principal Executive Offices)



Registrant's telephone number                                 (219) 455-2000

Common stock outstanding October 31, 1997                        101,374,775



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

                                               September 30    December 31
(000'S omitted)                                    1997           1996
ASSETS

Investments:

  Securities available-for-sale, at fair value:
    Fixed maturity (cost 1997 - $22,979,144;
      1996 - $23,250,897) ------------------    $24,253,418    $24,096,669
    Equity (cost 1997 - $499,381;
      1996 - $434,502) ---------------------        684,378        557,565
  Mortgage loans on real estate ------------      3,216,760      3,240,686
  Real estate ------------------------------        601,288        655,024
  Policy loans -----------------------------        754,240        734,773
  Other investments ------------------------        352,335        445,279

    Total Investments ----------------------     29,862,419     29,729,996

Investment in unconsolidated affiliates ----          4,856         21,004

Cash and invested cash ---------------------      1,246,992      1,144,766

Property and equipment ---------------------        193,060        196,044

Deferred acquisition costs -----------------      1,595,010      1,689,716

Premiums and fees receivable ---------------        240,899        237,345

Accrued investment income ------------------        452,025        417,582

Assets held in separate accounts -----------     36,762,309     28,809,137

Amounts recoverable from reinsurers --------      2,295,230      2,328,514

Goodwill -----------------------------------        403,157        351,707

Other intangible assets --------------------        592,032        708,446

Other assets -------------------------------        643,882        596,420

Discontinued operations-investment assets --      4,433,287      4,314,968

Discontinued operations-other assets -------      1,238,341      1,167,760

  Total Assets -----------------------------    $79,963,499    $71,713,405

See notes to consolidated financial statements on pages 7 - 10.

                             LINCOLN NATIONAL CORPORATION

                    CONSOLIDATED BALANCE SHEETS
                            -CONTINUED-

                                             September 30     December 31
(000's omitted)                                  1997             1996
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Insurance and Investment Contract Liabilities:

  Insurance policy and claim reserves -------  $10,783,747    $10,457,896

  Contractholder funds ----------------------   20,438,945     21,165,410

  Liabilities related to separate accounts --   36,762,309     28,809,137

    Total Insurance and Investment
     Contract Liabilities -------------------   67,985,001     60,432,443

  Federal income taxes ----------------------       84,967        161,501

  Short-term debt ---------------------------      463,763        188,960

  Long-term debt ----------------------------      513,703        626,311

  Minority interest - preferred securities
    of subsidiary companies -----------------      315,000        315,000

  Other liabilities -------------------------    1,809,498      1,417,377

  Discontinued operations-insurance
   liabilities ------------------------------    3,627,828      3,650,805

  Discontinued operations-other liabilities -      522,681        451,052

    Total Liabilities -----------------------   75,322,441     67,243,449


Shareholders' Equity:
  Series A preferred stock
   (9/30/97 liquidation value - $2,818) -----        1,157          1,212

  Common stock ------------------------------      962,487        901,671

  Retained earnings -------------------------    3,045,958      3,085,028

  Foreign currency translation adjustment ---       34,042         66,454

  Net unrealized gain (loss) on securities
   available-for-sale for continuing
   operations -------------------------------      420,811        279,161

  Net unrealized gain (loss) on securities
   available-for-sale for discontinued
   operations -------------------------------      176,603        136,430

    Total Shareholders' Equity --------------    4,641,058      4,469,956

    Total Liabilities and
     Shareholders' Equity -------------------  $79,963,499    $71,713,405


See notes to consolidated financial statements on pages 7 - 10.

                    LINCOLN NATIONAL CORPORATION

                 CONSOLIDATED STATEMENTS OF INCOME

                                       Nine Months Ended    Three Months Ended
                                          September 30         September 30
(000's omitted)                          1997       1996       1997       1996
Revenue:

  Insurance premiums ------------- $  983,546 $1,148,159  $ 353,132  $ 411,529

  Insurance fees -----------------    533,936    437,773    189,545    150,339

  Investment advisory fees -------    152,334    134,954     51,871     44,959

  Net investment income ----------  1,665,655  1,516,939    548,470    519,988

  Realized gain (loss) on
   investments -------------------     71,602     71,617     56,966       (703)

  Other revenue and fees ---------    186,094    168,953     67,041     81,262

      Total Revenue --------------  3,593,167  3,478,395  1,267,025  1,207,374


Benefits and Expenses:

  Benefits and settlement
   expenses ----------------------  2,149,555  1,980,881    730,357    700,504

  Underwriting, acquisition,
   insurance and other expenses --  1,175,760  1,060,661    338,800    369,488

  Interest and debt expense ------     70,017     60,676     24,482     23,529

      Total Benefits
       and Expenses --------------  3,395,332  3,102,218  1,093,639  1,093,521

      Net Income From Continuing
       Operations Before Federal
       Income Taxes --------------    197,835    376,177    173,386    113,853
  Federal income taxes -----------     37,886    114,472     48,499     30,897

      Net Income From Continuing
       Operations ----------------    159,949    261,705    124,887     82,956

Discontinued Operations
 (Net of income taxes):

  Net income prior to disposal ---    134,886    109,072     46,367     36,354

  Gain on sale -------------------       --         --         --         --

      Net Income -----------------  $ 294,835  $ 370,777   $171,254   $119,310


Per Share Data:

Net Income From Continuing
 Operations ----------------------      $1.55      $2.50      $1.22      $ .79

Discontinued Operations ----------       1.30       1.05        .45        .35

      Net Income -----------------      $2.85      $3.55      $1.67      $1.14

Cash Dividends on Common Stock ---      $1.47      $1.38      $ .49      $ .46



See notes to consolidated financial statements on pages 7 - 10.

                    LINCOLN NATIONAL CORPORATION

          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                           Nine Months Ended September 30
                                        Number of Shares           Amounts
(000's omitted from dollar amounts)     1997        1996       1997       1996

Preferred Stock:
  (Shares authorized: 10,000,000)
  Series A Preferred Stock:
    Balance at
      beginning-of-year --------      36,885      40,646  $   1,212    $ 1,335
    Conversion into
      common stock -------------      (1,659)     (3,066)       (55)      (100)
       Balance at September 30 -      35,226      37,580      1,157      1,235

Common Stock:
  (Shares authorized: 800,000,000)
  Balance at beginning-of-year - 103,658,575 104,185,117    901,671    904,754
  Conversion of series A
    preferred stock ------------      13,272      24,528         55        100
  Issued for benefit plans -----     527,466     151,335     19,572      3,997
  Issued for purchase of
    subsidiary -----------------   1,320,902        --       68,688       --
  Retirement of common stock ---  (3,318,000)       --      (27,499)      --
       Balance at September 30 - 102,202,215 104,360,980    962,487    908,851

Retained Earnings:
  Balance at beginning-of-year -                          3,085,028  2,760,440
  Net income -------------------                            294,835    370,777
  Realized gain (loss) on sale
    of minority interest in
    subsidiary -----------------                               --       34,371
  Retirement of common stock ---                           (182,625)      --
  Cash dividends declared ------                           (151,280)  (143,443)
       Balance at September 30 -                          3,045,958  3,022,145

Foreign Currency Translation Adjustment:
  Accumulated adjustment at
    beginning-of-year ----------                             66,454     13,413
  Change during the period -----                            (32,412)       678
       Balance at September 30 -                             34,042     14,091

Net Unrealized Gain (Loss) on
  Securities Available-for-Sale:
  Balance at beginning-of-year -                            415,591    698,180
  Realized gain (loss) on sale
    of minority interest in
    subsidiary -----------------                               --      (19,101)
  Change during the period -----                            181,823   (337,528)
       Balance at September 30 -                            597,414    341,551

       Total Shareholders' Equity
         at September 30 -------                         $4,641,058 $4,287,873


Common Stock (assuming conversion
  of series A, preferred stock):
       End of Period ----------- 102,484,023 104,661,620
       Average for the Period -- 103,480,259 104,587,473


See notes to consolidated financial statements on pages 7 - 10.

                    LINCOLN NATIONAL CORPORATION

               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          Nine Months Ended
                                                             September 30
(000's omitted)                                           1997        1996
Operating Activities:
  Net income from continuing operations ------------    $159,949   $ 261,705
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Deferred acquisition costs -------------------         350      40,345
      Premiums and fees receivable -----------------      (3,555)   (208,784)
      Accrued investment income --------------------     (34,443)    (12,071)
      Policy liabilities and accruals --------------     124,855    (146,448)
      Contractholder funds -------------------------     524,545   1,186,819
      Amounts recoverable from reinsurers ----------      33,283     (61,419)
      Federal income taxes -------------------------    (138,295)       (278)
      Provisions for depreciation ------------------      43,626      33,231
      Amortization of goodwill and other
       intangible assets ---------------------------     153,145      55,902
      Realized (gain) loss on investments ----------     (71,602)    (71,206)
      Other (used in) ------------------------------     144,823    (151,166)
        Net Adjustments ----------------------------     776,732     664,925
        Net Cash Provided by Continuing Operations -     936,681     926,630

      Net Cash Provided by (Used in)
       Discontinued Operations ---------------------       7,799      (9,607)
        Net Cash Provided by Operating Activities --     944,480     917,023


Investing Activities:
  Securities-available-for-sale:
    Purchases --------------------------------------  (8,045,600) (9,708,300)
    Sales ------------------------------------------   7,279,137   8,737,107
    Maturities -------------------------------------   1 084,569     749,353
  Purchase of other investments --------------------  (1,595,145) (1,823,037)
  Sale or maturity of other investments ------------   1,647,524   1,580,528
  Sale of subsidiaries (discontinued operations) ---        --          --
  Increase (decrease) in cash collateral
    on loaned securities ---------------------------     126,818     159,774
  Other --------------------------------------------      60,377    (126,265)
        Net Cash Provided by (Used in)
         Investing Activities ----------------------     557,680    (430,840)

Financing Activities:
  Principal payments on long-term debt -------------    (113,550)     (9,766)
  Issuance of long-term debt -----------------------         943       1,715
  Net increase (decrease) in short-term debt -------     274,804    (197,576)
  Issuance of preferred securities of
   subsidiary companies ----------------------------        --       315,000
  Universal life and investment contract deposits --     775,128     817,653
  Universal life and investment
    contract withdrawals ---------------------------  (1,994,749) (1,636,782)
  Common stock issued for benefit plans ------------      19,572       3,997
  Retirement of common stock -----------------------    (210,124)        --
  Proceeds from sale of minority interest
   in subsidiary -----------------------------------        --       215,481
  Dividends paid to shareholders -------------------    (151,958)   (143,373)
        Net Cash Used in Financing Activities ------  (1,399,934)   (633,651)

        Net Increase (Decrease) in Cash-------------     102,226    (147,468)

Cash at Beginning-of-Year --------------------------   1,144,766   1,452,170

        Cash at September 30 -----------------------  $1,246,992  $1,304,702



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

Operating results for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1997.


2.  Federal Income Taxes

The effective tax rate on net income is lower than the prevailing corporate federal income tax rate. The difference for both 1997 and 1996 resulted principally from tax-exempt investment income.


3.  Earnings Per Share

Earnings per share is computed based on the average number of common shares outstanding (103,480,259 and 104,587,473 for the first nine months of 1997 and 1996, respectively) after assuming conversion of the series A preferred stock. Financial Accounting Standard 128 entitled "Earnings per Share" ("FAS 128") which was issued in February 1997, is required to be adopted on December 31, 1997. The impact of FAS 128 on the calculation of earnings per share for the nine months ended September 30, 1997 and 1996 is not material.


4.  Discontinued Operations

On June 9, 1997, LNC announced that it agreed to sell its 83.3% ownership in American States Financial Corporation for $2.65 billion (including the repayment of $300 million of intercompany debt). As this sale resulted in an exit from the property-casualty business (previously a business segment), the financial data from the units being sold is shown as discontinued operations in the accompanying financial statements. June 9, 1997 is the measurement date for purposes of reporting the units sold as discontinued operations. The gain on sale resulting from the October 1, 1997 closing will be reported with discontinued operations in the fourth quarter of 1997. The estimated gain on sale is $1.220 billion ($775 million after-tax). LNC expects to invest the proceeds from this sale to expand its other businesses (see note 7 on page 9) and also may repurchase up to $500 million of its own common stock as authorized by the Board of Directors in June of 1997.

Earnings from discontinued operations were as follows:

                                       Nine Months Ended    Three Months Ended
                                           September 30          September 30
                     (in millions)       1997       1996       1997       1996
Revenue --------------------------   $1,538.5   $1,490.9     $524.7     $477.5
Benefits and Expenses ------------    1,363.6    1,363.6      463.6      434.2
   Pre-tax Net Income ------------      174.9      127.3       61.1       43.3
Federal Income Taxes -------------       40.0       18.2       14.7        6.9
   Net Income --------------------   $  134.9   $  109.1     $ 46.4     $ 36.4

5.  Change in Estimate for Disability Income Reserve

During the second quarter of 1997, LNC completed an in-depth review of experience on its disability income business. As a result of this study, LNC's Reinsurance segment strengthened its disability income reserve by $92.8 million, wrote-off deferred acquisition costs of $71.1 million and reduced related assets by $36.1 million. Combined, these actions reduced net income for the second quarter of 1997 by $130.0 million or $1.25 share ($200 million pre-tax).


6.  Contingencies

Disability Income Claims. The liability for disability income claims net of the related asset for amounts recoverable from reinsurers at September 30, 1997 and December 31, 1996 is a net liability of $1.650 billion and $1.561 billion, respectively, excluding deferred acquisition costs. The September 30, 1997 amount includes a special addition in the second quarter 1997 (see note 5 on page 8). If incidence levels and/or claim termination rates fluctuate significantly from the assumptions underlying the reserves, adjustments to reserves could be required in the future. Accordingly, this liability may prove to be deficient or excessive. However, it is management's opinion that such future development will not materially affect the consolidated financial position of LNC. LNC reviews reserve levels on an on-going basis.

United Kingdom Pension Products. Operations in the U.K. include the sale of pension products to individuals. Regulatory agencies have raised questions as to what constitutes appropriate advice to individuals who bought pension products as an alternative to participation in an employer sponsored plan. In cases of inappropriate advice, an extensive investigation may have to be done and the individuals put in a position similar to what would have been attained if they had remained in the employer sponsored plan. At September 30, 1997 and December 31, 1996 liabilities of $82.2 million and $86.7 million, respectively, had been established for this issue. These liabilities, which are net of expected recoveries, have been established for the estimated cost of this issue following regulatory guidance as to activities to be undertaken. These liabilities were booked net of expected recoveries of $33.4 million and $31.4 million respectively, from previous owners of companies acquired over the last few years as specified in the indemnification clauses of the purchase agreements. These liabilities and recoveries are based on various estimates that are subject to considerable uncertainty. Accordingly, these liabilities may prove to be deficient. However, it is management's opinion that such future development will not materially affect the consolidated financial position of LNC.

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

Personal Accident Programs. Certain "excess of loss personal accident reinsurance" programs created in the London market have produced pre-tax losses totaling approximately $20 million in the last two years. If recent experience continues or deteriorates further, future losses on these programs could be significant. LNC is investigating the way the programs were designed and evaluating all legal and other remedies which may exist to minimize future losses. It is not possible to provide a meaningful estimate of the range of potential liability (recovery) at this time.

Legal Proceedings. LNC and its subsidiaries are involved in various pending or threatened legal proceedings arising from the conduct of business. Most of this litigation is routine in the ordinary course of business. In some instances, these proceedings include claims for unspecified or substantial damages and similar types of relief in addition to amounts for alleged contractual liability or requests for equitable relief. After consultation with legal counsel and a review of available facts, it is management's opinion that the ultimate liability, if any, under these suits will not have a material adverse effect on the consolidated financial condition of LNC. Two lawsuits are not routine. They involve alleged fraud in the sale of interest sensitive universal and whole life insurance policies and purport to be class actions, although the court has not certified a class in either case. Plaintiffs seek unspecified damages and penalties for themselves and on behalf of the putative class.

While the relief sought in these cases is substantial, they are in the early stages of litigation and it is premature to determine their materiality. Management intends to defend these suits vigorously. The amount of liability which may arise as a result of these suits, if any, cannot be reasonably estimated at this time and no provision for loss has been made in LNC's financial statements.


7.  Acquisition of Individual Life Insurance and Annuity Business

On July 28, 1997, LNC announced that it signed a definitive agreement to acquire a block of individual life insurance and annuity business from CIGNA Corporation for approximately $1.4 billion. The total cash commitment for this acquisition will be slightly higher than the $1.4 billion because of expenses associated with the purchase and capital that will be added to the Life Insurance and Annuities segment to support this business. This transaction, which is expected to close in the fourth quarter of 1997, will be accounted for using purchase accounting. The operating results generated by this block of business after the closing date will be included in LNC's consolidated financial statements. As of September 30, 1997, this block of business had liabilities, measured on a statutory basis, of $5.5 billion that will become LNC's obligations at the time of closing. LNC will also receive assets, measured on a historical statutory basis, equal to the liabilities. For the year ended December 31, 1996 this block produced premiums, fees and deposits of $1.3 billion and net income of $80 million. This financial data is on the basis of generally accepted accounting principles, and is prior to any adjustments that will be required by purchase accounting.

8.  Disclosures about Segments of an Enterprise and Related Information

Financial Accounting Standard 131 entitled "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131") issued in June 1997, was adopted by LNC in the second quarter of 1997 on a retroactive basis, as permitted. Under FAS 131 segments are defined on the same basis that the company is managed versus the product or market approach previously used. For LNC this redefinition involved moving LNC's major United Kingdom operation from within the Life Insurance and Annuities segment into a separate segment entitled "Lincoln UK." Data shown for all prior periods has been restated to conform to the current period presentation. The following tables show the revised financial data by segment:

                                        Nine Months   Year Ended   Year Ended
                                            Ended       Dec 31,      Dec 31,
                       (in millions) September 30,1997   1996         1995
Revenue:
Life Insurance and Annuities -----------  $2,064.6     $2,563.1     $2,615.3
Lincoln UK -----------------------------     314.8        393.2        351.5
Reinsurance ----------------------------   1,024.4      1,561.0      1,362.4
Investment Management ------------------     199.2        210.2        145.2
Other Operations
 (includes consolidating adjustments) --      (9.8)         6.1        112.1
  Total --------------------------------  $3,593.2     $4,733.6     $4,586.5

Net income (loss) from continuing
 operations before Federal income taxes:
Life Insurance and Annuities -----------  $  279.6       $346.7       $378.1
Lincoln UK -----------------------------      75.1        101.5         72.5
Reinsurance ----------------------------     (84.7)       131.1        (65.5)
Investment Management ------------------      15.8         32.4         33.8
Other Operations
 (includes interest expense) -----------     (88.0)      (107.6)        (4.5)
  Total --------------------------------  $  197.8       $504.1       $414.4

Federal income taxes (credits):
Life Insurance and Annuities -----------  $   69.4       $ 95.7       $104.1
Lincoln UK -----------------------------      24.4         35.5         26.8
Reinsurance ----------------------------     (29.6)        45.4        (23.5)
Investment Management ------------------       9.9         17.0         16.2
Other Operations -----------------------     (36.2)       (45.9)       (10.6)
  Total --------------------------------  $   37.9       $147.7       $113.0

Net income (loss) from continuing operations:
Life Insurance and Annuities -----------  $  210.2       $251.0       $274.0
Lincoln UK -----------------------------      50.7         66.0         45.7
Reinsurance ----------------------------     (55.1)        85.7        (42.0)
Investment Management ------------------       5.9         15.4         17.6
Other Operations
 (includes interest expense) -----------     (51.8)       (61.7)         6.1
  Total Net Income from Continuing
   Operations --------------------------     159.9        356.4        301.4

Discontinued Operations ----------------     134.9        157.2        180.8
  Total Net Income ---------------------  $  294.8       $513.6       $482.2

Assets (End of Period):
Life Insurance and Annuities ----------- $60,208.9    $53,089.3    $45,791.4
Lincoln UK -----------------------------   7,924.0      7,331.8      6,114.1
Reinsurance ----------------------------   5,321.3      5,196.1      5,220.3
Investment Management ------------------     709.1        623.4        616.2
Other Operations -----------------------     128.6         (9.9)      (170.6)
  Sub-total ----------------------------  74,291.9     66,230.7     57,571.4
Discontinued Operations ----------------   5,671.6      5,482.7      5,686.3
  Total -------------------------------- $79,963.5    $71,713.4    $63,257.7

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

On June 9, 1997, LNC announced that it had agreed to sell its 83.3% ownership in American States Financial Corporation. The financial data for these operations has been designated as "Discontinued Operations" for all historical and current periods shown in the accompanying financial statements. Following the completion of the sale on October 1, 1997, LNC recorded an estimated gain of $775 million, net of federal income taxes. As a result of this sale the fourth quarter of 1997 and subsequent quarters will show reduced operating earnings. The amount of the reduction will depend on the timing and placement of the proceeds from disposition. In the short run, the proceeds are expected to be invested in liquid securities, used to pay down short-term debt and to repurchase LNC common stock (see discontinued operations note on page 7). It is expected that the bulk of the proceeds will ultimately be used to make acquisitions of additional companies or blocks of business (life insurance, annuities, investment management). Note 7 on page 9 references an acquisition that will use the bulk of the proceeds.


REVIEW OF CONSOLIDATED OPERATIONS

     The discussion that follows focuses on net income from continuing operations for the nine months ended September 30, 1997 compared to the results for the nine months ended September 30, 1996. The factors affecting the current quarter to prior year quarter comparisons are essentially the same as the year-to-date factors except as noted.

Insurance Premiums
     Life and annuity premiums for the first nine months of 1997 decreased $15.6 million or 3% compared with the first nine months of 1996. This decrease is the net result of increases in business volume from the Life Insurance & Annuities segment, being more than offset by a reduction in the premiums for the Reinsurance and Lincoln UK segments. Health premiums decreased $149.1 million or 25% for the first nine months of 1997 compared with the first nine months of 1996 as a result of decreased volumes of business in the Reinsurance segment.

Insurance Fees
     Insurance fees in the Life Insurance & Annuities and Lincoln UK segments from universal life, other interest-sensitive life insurance contracts and variable life insurance contracts increased $96.2 million or 22% compared with the first nine months of 1996. This increase was the result of increases in the volume of transactions, the fourth quarter 1996 purchase of a block of group tax-qualified annuity business and a market-driven increase in the value of existing customer accounts upon which some of the fees are based.

Investment Advisory Fees
     Investment advisory fees increased by $17.4 million or 13% for the first nine months of 1997 as a net result of increased volumes of business being offset by lower participation fees than were experienced in a strong first half of 1996.

Net Investment Income
     Net investment income increased $148.7 million or 10% when compared with the first nine months of 1996. This increase is the result of a 8% increase in mean invested assets, an increase in the overall yield on investments from 7.43% to 7.48% (all calculations on a cost basis) and the relative impact of the adjustment of discount on mortgage-backed securities. Net investment income for the first nine months of 1997 included a charge of $.7 million versus a charge of $8.0 million in the first nine months of 1996 from the recurring adjustment of discount on mortgage-backed securities. The increase in mean invested assets is the result of increased volumes of business in the Life Insurance & Annuities and Reinsurance segments.

Realized Gain on Investments
     The first nine months of 1997 and 1996 each had pre-tax realized gain on investments of $71.6 million. These gains, which are net of related deferred acquisition costs, amounts needed to satisfy policyholder commitments and capital gains expenses, were the result of net gains on sales of investments, less some modest write-downs and provisions for losses. Securities available-for-sale that were deemed to have declines in fair value that are other than temporary were written down. Also, write-downs and allowances on select mortgage loans on real estate, real estate and other investments are established when the underlying value of the property is deemed to be less than the carrying value.

     The pre-tax write-down of securities available-for-sale for the first nine months of 1997 and 1996 were each $10.3 million. The fixed maturity securities to which these write-downs apply were generally of investment grade quality at the time of purchase, but were classified as "below investment grade" at the time of the write-downs. During the first nine months of 1997, LNC released $2.3 million in reserves on real estate and mortgage loans on real estate versus a pre-tax charge of $2.6 million in the first nine months of 1996.

Other Revenue
      Other revenue increased $17.1 million or 10% when compared to the first nine months of 1996 as the result of increased volumes of fee income from the Lincoln UK and Investment Management segments.

Insurance Benefits and Settlement Expenses
     Life and annuity benefits and settlement expenses increased $106.8 million or 7% when compared with the first nine months of 1996. This increase is the result of increases in business volume from the Life Insurance and Annuities segment. Health benefits increased $61.9 million or 13% for the first nine months of 1997 when compared with the first nine months of 1996 as a net result of decreased volumes of business being more than offset by additions to the reserves for the disability income business within the Reinsurance segment (see note 5 on page 7).

Underwriting, Acquisition, Insurance and Other Expenses
     This expense increased $115.1 million or 11% for the first nine months of 1997 compared with the first nine months of 1996. The primary driver behind this increase, beyond the general inflation rate, was the additional operating expenses associated with 1) the block of tax-qualified annuity business acquired in the fourth quarter of 1996 in the Life Insurance and Annuities segment and 2) the acquisition of Voyageur Fund Managers, Inc. in the Investment Management segment and the write-off of deferred acquisition costs associated with the disability income business (see note 5 on page 8).

Interest and Debt Expense
     Interest and debt expense increased $9.3 million or 15% as compared with the first nine months of 1996. This was the net result of reduced interest expense due to the use of short-term debt to retire a portion of the long-term debt and increases in the average short-term debt outstanding. Interest on short-term debt is expected to decrease in the fourth quarter of 1997 compared to the first three quarters of 1997 due to a reduction in the average short-term debt during that period due to the application of proceeds from the sale of a subsidiary (see note 4 on page 7).

Federal Income Taxes
   Federal income taxes for the first nine months of 1997 decreased from $114.5 million in 1996 to $37.9 million in 1997. The decrease in federal income taxes is a result of a decrease in pre-tax earnings and a reduction in the effective tax rate for LNC's United Kingdom affiliate which resulted from the decision to indefinitely reinvest its earnings.

Summary
     Net income for the first nine months of 1997 was $294.8 million or $2.85 per share compared with $370.8 million or $3.55 per share in the first nine months of 1996. Excluding realized gain on investments and discontinued operations LNC earned $115.9 million for the first nine months of 1997 compared with $216.1 million for the first nine months of 1996. The primary factor causing this decrease was the addition to the disability income reserve within the Reinsurance segment (see note 5 on page 8). Net income for the fourth quarter of 1997 will include the gain on sale of discontinued operations. As indicated in note 4 on page 7, this one time gain is expected to be approximately $775 million which converts to approximately $7.55 per share. As noted in the introduction to Management's Discussion and Analysis (see page 11) there will be a reduction in earnings from operations in the fourth quarter of 1997 due to the absence of earnings from the operations that were sold.


REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Investments
     The total investment portfolio increased $132.4 million in the first nine months of 1997. This is the net result of fixed annuity contractholders opting to transfer funds to variable annuity contracts being more than offset by increases from the purchases of investments from cash flow generated by the business segments and the increase in the fair value of securities available-for-sale.

     The quality of LNC's fixed maturity securities portfolio as of September 30, 1997 was as follows:

             Treasuries and AAA    27.1%         BBB              29.1%
             AA                     7.3%         BB                3.3%
             A                     28.5%         Less than BB      4.7%

     As of September 30, 1997, $1.9 billion or 8% of fixed maturity securities was invested in below investment grade securities (less than BBB). This represents 6.5% of the total investment portfolio. These percentages are approximately 1% higher than have been reported earlier in 1997. This increase is related to the fact that the operations moved to discontinued operations included a minimal amount of below investment grade securities. This percentage is expected to be lower once the proceeds of sale are received and invested. The interest rates available on these below investment grade securities are significantly higher than are available on other corporate debt securities. Also, the risk of loss due to default by the borrower is significantly greater with respect to such below investment grade securities because these securities are generally unsecured, often subordinated to other creditors of the issuer and issued by companies that usually have high levels of indebtedness. LNC attempts to minimize the risks associated with these below investment grade securities by limiting the exposure to any one issuer and by closely monitoring the credit worthiness of such issuers. During the nine months ended September 30, 1997, the aggregate cost of such investments purchased was $1.6 billion. Aggregate proceeds from such investments sold were $1.1 billion, resulting in a net realized pre-tax gain of $62.8 million.

     LNC's entire fixed maturity and equity securities portfolio is classified as "available-for-sale" and is carried at fair value. Changes in fair value, net of related deferred acquisition costs, amounts required to satisfy policyholder commitments and taxes, are charged or credited directly to shareholders' equity.

     As of September 30, 1997, mortgage loans on real estate and real estate represented 10.8% and 2.0% of LNC's total investment portfolio. As of September 30, 1997, the underlying properties supporting the mortgage loans on real estate consisted of 21.6% in commercial office buildings, 28.9% in retail stores, 22.2% in apartments, 14.6% in industrial buildings, 4.3% in hotels/motels and 8.4% in other. In addition to the dispersion by property type, the mortgage loan portfolio is geographically diversified throughout the United States.

     Impaired loans along with the related allowance for losses are as follows:
                                                September 30   December 31
                                     (in millions)      1997          1996

Impaired loans with allowance for losses ---------    $107.8        $ 71.9
Allowance for losses -----------------------------      (6.4)        (12.4)
Impaired loans with no allowance for losses ------        --           2.3
  Net Impaired Loans -----------------------------    $101.4        $ 61.8

     Impaired loans with no allowance for losses are a result of 1) direct write-downs or 2) collateral dependent loans where the fair value of the collateral is greater than the recorded investment in the loan.

     A reconciliation of the mortgage loan allowance for losses for these impaired mortgage loans is as follows:

Nine Months Ended September 30       (in millions)      1997          1996

Balance at beginning of year ---------------------     $12.4        $ 29.6
Provisions for losses ----------------------------       2.2           2.5
Releases due to sales ----------------------------      (4.8)         (1.6)
Releases due to foreclosures ---------------------      (3.4)          (.4)
  Balance at End of Period -----------------------     $ 6.4         $30.1

     The average recorded investment in impaired loans and the interest income recognized on impaired loans were as follows:

Nine Months Ended September 30        (in millions)     1997          1996

Average recorded investment in impaired loans ----    $ 86.1        $161.4
Interest income recognized on impaired loans -----       6.1          11.2

     All interest income on impaired loans was recognized on the cash basis of income recognition.

     As of September 30, 1997 and 1996, LNC had restructured loans of $38.9 million and $62.5 million, respectively. LNC recorded $2.8 million and $4.2 million interest income on these restructured loans for the nine months ended September 30, 1997 and 1996, respectively, as compared to interest income of $3.9 million and $4.9 million that would have been recorded according to their original terms.

     As of September 30, 1997, LNC did not have any future commitments to lend funds for non-accrual, restructured or other problem loans.

     Fixed maturity securities available-for-sale, mortgage loans on real estate and real estate that were non-income producing for the nine months ended September 30, 1997 were not significant.

Cash and Invested Cash

     Cash and invested cash increased by $102.2 million in the first nine months of 1997. This increase is the result of a portion of the operating cash flow being invested temporarily in short-term investments pending the placement of funds in longer term investments.

Deferred Acquisition Costs

     Deferred acquisition costs decreased $94.7 million during the first nine months of 1997 as the net result of increases related to new business being more than offset by the second quarter 1997 write-off of such costs in conjunction with the strengthening of disability income reserves (see note 5 on page 8).

Premiums and Fee Receivable

     Premiums and fees receivable increased $3.6 million in the first nine months of 1997 as the net result of increased volumes of business in the Investment Management segment being partially offset by a decrease in the Reinsurance segment.

Assets Held in Separate Accounts

     This asset account as well as the corresponding liability account increased by $8.0 billion in the first nine months of 1997, reflecting an increase in annuity funds under management. This increase resulted from new deposits, market appreciation and the continuation of fixed annuity contractholders opting to transfer funds to variable annuity contracts.

Goodwill

     The increase in the amount is the net result of additions related to the purchase of a subsidiary being more than the on-going amortization for the nine months ended September 30, 1997.

Other Intangible Assets

     The decrease is the net result of additions related to the purchase of a subsidiary being more than offset by the on-going amortization and an adjustment to the Lincoln UK amount to more closely conform this segment to the classification used for LNC's U.S. operations.

Other Assets

     The increase in other assets of $47.5 million is the result of having a higher receivable related to investment securities sold in the last few days of the third quarter of 1997 versus the end of 1996.

Total Liabilities

     Total liabilities from continuing operations increased by $8.0 billion in the first nine months of 1997. The primary item underlying this increase is the increase of $8.0 billion in the liabilities related to separate accounts. As noted above, the increase in separate accounts related to increased levels of business and the acquisition of the block of group tax-qualified annuity business in the Life Insurance and Annuities segment. The reduction in contractholder funds is the net result of new deposits being more than offset by the withdrawal of guaranteed interest contract funds because of the decision to exit this business. Increases in the other liability categories essentially offset the reduction in contractholder funds. LNC's liabilities includes some contingency items (see note 6 on page 8).

Shareholders' Equity

     Total shareholders' equity increased $171.1 million in the first nine months of 1997. Excluding the increase of $181.8 million related to an increase in the unrealized gains on securities available-for-sale, shareholders' equity decreased $10.7 million. This decrease was the net result of increases due to $294.8 million from net income, $68.7 million from issuance of common stock to purchase a subsidiary company and $19.6 million from the issuance of common stock related to benefit plans, being more than offset by the repurchase of common shares ($210.1 million), a decrease in the accumulated foreign exchange gain ($32.4 million) and the declaration of dividends to shareholders ($151.3 million).

Derivatives

     As discussed in note 7 to the consolidated financial statements for the year ended December 31, 1996 (see page 59 of LNC's Form 10-K), LNC has entered into derivative transactions to reduce its exposure to fluctuations in interest rates, the widening of bond yield spreads over comparable maturity U.S. Government obligations and foreign exchange risks (hedged transactions). Changes in the value of these derivatives are generally offset by changes in the value of the items being hedged. Modifications to LNC's derivative strategy are initiated periodically upon review of the company's overall risk assessments. During the first nine months of 1997, LNC has made modifications in its derivative positions as follows:

 1. Decreased its use of interest rate cap agreements that are used to hedge its annuity business from the effect of fluctuating interest rates from $5.5 billion notional to $5.1 billion notional.

 2. Added $1.1 billion in notional amount of swaptions to hedge a portfolio of interest rate sensitive assets.

3. Terminated the remaining $147.7 million face amount of long financial futures contracts that were hedging the anticipated purchase of a portfolio of assets to support the group tax-qualified annuity business acquired in October of 1996. The termination of these futures contracts resulted in total losses of $1.8 million, of which, $1.7 million were recognized and $100,000 were deferred.

 4. Entered into an interest rate swap with a notional amount of $10 million. This swap is part of a replication trade, which will result in a higher bond yield for LNC.

 5. Decreased its use of foreign exchange forward contracts that are hedging the foreign currency risk of its portfolio of foreign bonds from $251.6 million notional to $234.0 million notional. The termination of these foreign exchange forward contracts resulted in the recognition of gains of $30.2 million.

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

     The consolidated statements of cash flows on page 6, indicates that operating activities provided cash of $944.5 million during the first nine months of 1997. This statement also classifies the other sources and uses of cash by investing activities and financing activities and discloses the total amount of cash available to meet LNC's obligations.

     Although LNC generates adequate cash flow to meet the needs of its normal operations, periodically LNC may issue debt or equity securities to fund internal expansion, acquisitions, investment opportunities and the retirement of LNC's debt and equity. As of September 30, 1997 LNC has a shelf registration with an unused balance of $600 million that would allow LNC to issue debt or equity securities. As of September 30, 1997 LNC also had an unused balance of $185 million related to a registration that included the right to offer various forms of hybrid securities. Finally, cash funds are available from LNC's revolving credit agreement which provides for borrowing up to $750 million.

     Transactions such as those described in the preceding paragraph that occurred recently include LNC's purchase and retirement of 3,318,000 and 694,582 shares of common stock at a cost of $210.1 million and $35.0 million in the first nine months of 1997 and fourth quarter of 1996, respectively. The 3,318,000 shares purchased in 1997 includes 2,739,100 shares at a cost of $179.6 million that have been purchased since the June 1997 board authorization (see note 4 on page 7). In the period from October 1, 1997 through October 31, 1997 an additional 900,200 shares were purchased at a cost of $63.4 million. After subtracting the purchases through October 31, LNC has an open authorization to pay out an additional $257.0 million to repurchase LNC common stock. Also, LNC issued 1,320,902 shares of common stock in April 1997 valued at $68.7 million to purchase a subsidiary company. Finally, in the second quarter of 1997, LNC repurchased and retired $86.7 million of its long-term debt at a cost of $98.1 million. This retirement of long-term debt resulted in additional short-term debt which is expected to be repaid as noted below.

     Based on the terms of the sale of a subsidiary (see discontinued operations note on page 7), LNC received $2.65 billion on October 1, 1997. LNC and its subsidiaries will use approximately $445 million of these proceeds to pay the taxes related to the sale and, as noted above, up to $500 million to purchase LNC common stock. The remaining balance will be applied to pay off a portion of LNC's short-term debt and invested for general corporate purposes pending the purchase of additional subsidiary companies or blocks of business. As shown in note 8 (see page 10), LNC has signed an agreement to purchase a block of individual life and annuity business from CIGNA Corporation for approximately $1.4 billion. Select transactions as noted occurred in advance of the October 1, 1997 closing of the sale of this subsidiary and as a result short-term debt was higher as of September 30, 1997 than it was as of June 30, 1997 or December 31, 1996.



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

        02 Second Amended and Restated Asset Transfer and Acquisition Agreement Dated July 27, 1997

        11  Computation of Per Share Earnings

        12  Historical Ratio of Earnings to Fixed Charges

        27  Financial Data Schedule


   (b) During the quarter ended September 30, 1997, a Form 8-K was filed with the Commission regarding LNC's press release announcing its signing of a definitive agreement to acquire a block of individual life insurance and annuity business from CIGNA Corporation. This filing received a filing date of July 30, 1997.

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



                                   LINCOLN NATIONAL CORPORATION




                                   By  /S/ Richard C. Vaughan
                                       Richard C. Vaughan,
                                       Executive Vice President and
                                       Chief Financial Officer




                                       /S/ Donald L. Van Wyngarden
                                       Donald L. Van Wyngarden,
                                       Second Vice President and Controller




            Date November 12, 1997

                    LINCOLN NATIONAL CORPORATION

             Exhibit Index for the Report on Form 10-Q
              for the Quarter Ended September 30, 1997



Exhibit Number        Description                           Page Number

      02          Second Amended and Restated Asset            20
                  Transfer and Acquisition Agreement
                  Dated as of July 27, 1997

      11          Computation of Per Share Earnings            326

      12          Historical Ratio of Earnings to
                  Fixed Charges                                327

      27          Financial Data Schedule                      328