Form 10-K
period 1997-12-31
LINCOLN NATIONAL CORP
filed 1998-03-18
CIK 59558

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D. C. 20549
                               ----------------------

                                      FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997      Commission File Number 1-6028


                             LINCOLN NATIONAL CORPORATION
              (Exact name of registrant as specified in its charter)

               Indiana                              35-1140070
       State of incorporation)        (I.R.S. Employer Identification No.)

                200 East Berry Street, Fort Wayne, Indiana 46802-2706
                        (Address of principal executive offices)

               Registrant's telephone number         (219) 455-2000

           Securities registered pursuant to Section 12(b) of the Act:

Title of each class                      Name of exchanges on  which registered
Common Stock (Without Par Value)         New York, Chicago, Pacific and London
Common Share Purchase Rights             New York, Chicago and Pacific
$3.00 Cumulative Convertible Preferred   New York and Chicago
  Stock, Series A (Without Par Value)
8.75% Cumulative Quarterly Income        New York
  Preferred Securities, Series A*
8.35% Trust Originated Preferred         New York
  Securities, Series B*

*Issued by Lincoln National Capital I and Lincoln National Capital II, respectively. Payments of distributions and payments on liquidation or redemption are guaranteed by Lincoln National Corporation.

      Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]

As of February 27, 1998, 100,316,069 shares of common stock were outstanding. The aggregate market value of such shares (based upon the closing price of these shares on the New York Stock Exchange) held by nonaffiliates was approximately $8,426,500,000.

Select materials from the Proxy statement for the Annual meeting of Shareholders, scheduled for May 14, 1998, have been incorporated by reference into Part III of this Form 10-K.

The exhibit index to this report is located on page 79.

                        Lincoln National Corporation

                              Table of Contents

Item                                                                      Page

PART I

1.   Business
     A.  General Description   . . . . . . . . . . . . . . . . . . . . . . .3
     B.  Description of Business Segments:
         Life Insurance and Annuities  . . . . . . . . . . . . . . . . . . .3
         Lincoln UK. . . . . . . . . . . . . . . . . . . . . . . . . . . . .4
         Reinsurance    . . . . . . . . . . . . . . . . . . . . . . . . . . 4
         Investment Management  . . . . . . . . . . . . . . . . . . . . . . 4
     C.  Other Matters:
         Regulation   . . . . . . . . . . . . . . . . . . . . . . . . . . . 5
         Miscellaneous  . . . . . . . . . . . . . . . . . . . . . . . . . . 5

2.   Properties   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 5

3.   Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . 6

4.   Submission of Matters to a Vote of Security Holders . . . . . . . .  . 6

PART II

5.   Market for Registrant's Common Equity and Related Stockholder Matters .6

6.   Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . . .7

7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations  . . . . . . . . . . . . . . . . . . . .8

8.   Financial Statements and Supplementary Data   . . . . . . . . . . . . 33

9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosures . . . . . . . . . . . . . . . . . . . . 66


PART III

10.  Directors and Executive Officers of the Registrant  . . . . . . . . . 67

11.  Executive Compensation  . . . . . . . . . . . . . . . . . . . . . . . 68

12.  Security Ownership of Certain Beneficial Owners and Management. . . . 68

13.  Certain Relationships and Related Transactions  . . . . . . . . . . . 68


PART IV

14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K  . . 68

     Index to Exhibits. . . . . . . . . . . . . . . . .. . . . . . . . . .79

     Signatures    . . . . . . . . . . . . . . . . . . . . . . . . . . . .80

PART I

Item 1.  Business

Lincoln National Corporation ("LNC") is a holding company. Through subsidiary companies, LNC operates multiple insurance and investment management businesses. During 1998, the collective group of companies will be adopting "Lincoln Financial Group" as its marketing identity. LNC is the 40th largest (based on assets) U.S. corporation (1996 Fortune 500, Largest U.S. Corporations, April
1997). Operations are divided into four business segments, 1) Life Insurance and Annuities, 2) Lincoln UK 3) Reinsurance and 4) Investment Management. Over the past five years, segments have been redefined as noted below. Prior to 1997, LNC had a Property-Casualty segment. This operation was sold in 1997 and the related data has been reclassified to discontinued operations (see note 11 to the consolidated financial statements on page 65). The Lincoln UK segment is new in 1997. Prior to the adoption of Financial Accounting Standard No. 131 (see note 2 to the consolidated financial statements on page 43), this unit was included in the Life Insurance and Annuities segment. The Investment Management segment was added in April of 1995 following the acquisition of Delaware Management Holdings, Inc. (see note 11 to the consolidated financial statements on page
64). Prior to the sale of 71% of its direct writer of employee life-health coverages in the first quarter of 1994, LNC operated in a business segment entitled Employee Life-Health Benefits. After the sale, the earnings from the 29% minority interest retained were included in "Other Operations" as described below. Although one of the subsidiaries held by LNC was formed as early as 1905, LNC itself was formed in 1968. LNC is an Indiana corporation with its principal office at 200 East Berry Street, Fort Wayne, Indiana 46802-2706. As of December 31, 1997, there were 245 persons on the staff of LNC. Total employment of Lincoln National Corporation at December 31, 1997 on a consolidated basis was 8,120.

Revenues, pre-tax income, and assets for LNC's major business segments and other operations are shown in this 10-K report as part of the consolidated financial statements (see note 9 to the consolidated financial statements on page 61).
The LNC "Other Operations" category includes the financial data for an unconsolidated affiliate (subsequent to the first quarter of 1994 and prior to the sale of this holding in October of 1995) engaged in the employee life-health benefits business, an investment management company that services LNC's business segments, certain other operations that are not directly related to the business segments and unallocated corporate items (i.e., corporate investment income, interest expense on short-term and long-term borrowings and unallocated corporate overhead expenses).

Following is a brief description of the four business segments:

1.  Life Insurance and Annuities

The primary companies within this business segment are The Lincoln National Life Insurance Company ("Lincoln Life"); First Penn-Pacific Life Insurance Company ("First Penn"); and Lincoln Life & Annuity Company of New York ("LLANY").

Lincoln Life, an Indiana corporation headquartered in Fort Wayne, Indiana, is the 7th largest U.S. stockholder-owned life insurance company, based on revenues, (1996 Fortune Rankings of Largest Life Insurance Companies by Revenues, April 1997) and the 12th largest, based on assets, (Best's Review Life-Health Edition, October 1997). A network of 68 life insurance agencies, independent life insurance brokers, insurance agencies located within financial institutions and specifically trained employees sells fixed annuities, variable annuities, pension products, universal life insurance, variable universal life insurance and other individual insurance coverages in most states of the United States. The distribution network includes approximately 2,200 career agents, 15,600 brokers and access to 51,800 stockbrokers and financial planners. The network of agencies and career agents shown above includes 30 and 600, respectively, that were added January 2, 1998 as the result of the acquisition of a block of individual life insurance and annuity business (see note 11 to the consolidated financial statements on page 64).

First Penn is an Indiana Corporation headquartered in Oakbrook Terrace, Illinois. Its universal life, term life and deferred annuity products are distributed through stockbrokers, financial planners, banks and personal producing general agents. It also manufactures universal life, term life and deferred annuity products for Lincoln Life for distribution through its career agents and banks. These products are marketed in most states of the United States.

LLANY is a New York company, headquartered in Syracuse, New York. This company was formed and licensed prior to the completion of the purchase of the tax-qualified annuity business from UNUM Corporation's affiliates (see note 11 to the consolidated financial statements on page 64). LLANY also offers other types of annuities, pension and insurance products within the state of New York.

A portion of the block of individual life insurance and annuities acquired January 2, 1998 (see Lincoln Life paragraph above) was reinsured into this corporate structure.

Other companies within this segment include various general business corporations that support the segment's sales, service and administrative efforts.

Approximately 4,575 employees are involved in this business segment. This count includes employees associated with the block of individual life and annuity businesses acquired January 2, 1998 (see note 11 to the consolidated financial statements on page 64).

2.  Lincoln UK

Business in this segment is conducted through a series of operating companies owned by Lincoln National (UK). Lincoln National (UK) is headquartered in Gloucester, England, and is licensed to do business throughout the United Kingdom. The principal products produced by this operation, unit-linked life and pension products, are similar to U.S. produced variable life and annuity products. The distribution network includes approximately 1,800 sales representatives. Lincoln National (UK) was the 12th largest writer of unit-linked new business premiums in the UK for 1996 (Money Management Magazine-New Business Trends, June 1997).

Approximately 1,340 employees are involved in this business segment.

3.  Reinsurance

The primary companies within this business segment are Lincoln National Reassurance Company ("LNRAC"), Lincoln National Health & Casualty Insurance Company ("LNH&C"), Lincoln Life, Lincoln National Reinsurance Company Ltd (Bermuda), Old Fort Insurance Company Ltd (Bermuda) and Lincoln National Reinsurance Company Ltd (Barbados). LNRAC and Lincoln Life offer reinsurance programs for individual life, group life, group medical, disability income, personal accident and annuity products to U.S. and international clients. LNH&C offers group medical products and services on both a direct and reinsurance basis as well as personal accident reinsurance. The insurance companies in Bermuda and Barbados offer specialized reinsurance programs for life, health and annuity business. They also offer funded cover programs to property-casualty carriers in the U.S. and select international markets.

This segment offers a broad range of risk management products and services to insurance companies, HMOs, self-funded employers and other primary market risk accepting organizations throughout the United States and economically attractive international markets. Marketing efforts are conducted primarily through the efforts of a reinsurance sales staff. Some business is presented by reinsurance intermediaries and brokers. The reinsurance organization is one of the leading life-health reinsurers worldwide measured on gross premiums, net of ceded (Standard & Poor's Global Reinsurance Highlights, August 1997).

Other companies in this business segment include various general business corporations that support the segment's sales, service and administration efforts.

Approximately 775 employees are involved in this business segment.

4.  Investment Management

The primary companies within this business segment include Lincoln National Investments, Inc. ("LNI"), Lincoln National Investment Companies, Inc. ("LNIC"), Delaware Management Holdings, Inc. ("Delaware"), Lynch & Mayer, Inc. ("L&M") and Vantage Global Advisors, Inc. ("Vantage"). LNI and LNIC are intermediate level holding companies that own the operating companies within this segment. The operating companies provide a variety of asset management services to institutional and retail customers including pension plans, college endowment funds, individuals and trusts. These companies serve as investment advisor to approximately 610 pension funds and other institutional accounts; act as investment manager/national distributor and/or shareholder services agent for 99 open-end funds; and serve as investment manager for 10 closed-end funds.

Approximately 920 employees are involved in this business segment.

LNC's insurance subsidiaries protect themselves against losses greater than the amount they are willing to retain on any one risk or event by purchasing reinsurance from unaffiliated insurance companies (see note 7 to the consolidated financial statements on page 54).

All businesses LNC is involved in are highly competitive due to the market structure and the large number of competitors.

At the end of 1996, the latest year for which data is available, there were more than 1,700 life insurance companies in the United States. Lincoln Life is among the 15 largest stock and mutual life insurance companies in the United States based on premiums (Best's Review Life-Health Edition, October 1997).

LNC's investment management companies were the 33rd largest U.S. investment management group at the end of 1996 (1996 Institutional Investor 300 Money Managers, July 1997).

LNC's Life Insurance & Annuities, Lincoln UK and Reinsurance business segments, in common with those of other insurance companies, are subject to regulation and supervision by the states, territories and countries in which they are licensed to do business. The laws of these jurisdictions generally establish supervisory agencies with broad administrative powers relative to granting and revoking licenses to transact business, regulating trade practices, licensing agents, prescribing and approving policy forms, regulating premium rates for some lines of business, establishing reserve requirements, regulating competitive matters, prescribing the form and content of financial statements and reports, regulating the type and amount of investments permitted and prescribing minimum levels of capital. The ability to continue an insurance business is dependent upon the maintenance of the licenses in the various jurisdictions.

LNC's Investment Management segment, in common with other investment management groups, is subject to regulation and supervision by the Securities and Exchange Commission, National Association of Securities Dealers, the Investment Management Regulator Organization ("IMRO"), the Pennsylvania Department of Banking and jurisdictions of the states, territories and foreign countries in which they are licensed to do business.

Because of the nature of the insurance and investment management businesses, there is no single customer or group of customers upon whom the business is dependent. Factors such as backlog, raw materials, seasonality, patents (including trademarks, licenses, franchises and any other concessions held) or environmental impact do not have a material effect upon such businesses. However, within LNC's Reinsurance segment, Lincoln National Risk Management, Inc., does hold a patent for "The Method and Apparatus for Evaluating a Potentially Insurable Risk" and markets multiple knowledge-based underwriting products that rely on this product. LNC does not have a separate unit that conducts market research. Research activities related to new products or services, or the improvement of existing products or services, are conducted within the business segments. Expenses related to such activities are not material. Also, sales are not dependent upon select geographic areas. LNC has foreign operations that are significant in relationship to the consolidated group (see note 9 to the consolidated financial statements on page 62).

Item 2. Properties

LNC and the various Fort Wayne operating businesses own or lease approximately
1.5 million square feet of office space in the Fort Wayne area. The businesses operating in suburban Chicago, Illinois; Philadelphia, Pennsylvania; Hartford, Connecticut and areas near London, England own or lease another 700,000 square feet of office space. An additional 1.0 million square feet of office space is owned or leased in other U.S. cities and foreign countries for branch offices and other smaller operations. As shown in the notes to the consolidated financial statements (see note 7 to the consolidated financial statements on page 54), the rental expense on operating leases for office space and equipment for continuing operations totaled $62.5 million for 1997. Office space rent expense accounts for $47.2 million of this total. This discussion regarding properties does not include information on investment properties.

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

During the fourth quarter of 1997, no matters were submitted to securityholders for a vote.


PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Stock Market and Dividend Information

The dividend on LNC's common stock is approved each quarter by the Corporation's Board of Directors. In determining dividends, the Board takes into consideration items such as LNC's financial condition, including current and expected earnings, projected cash flows and anticipated financing needs. The market prices and cash dividends declared by calendar quarter for the past two years are as follows:

Common Stock Data:    (per share)    1st Qtr    2nd Qtr    3rd Qtr   4th Qtr

1997
High. . . . . . . . . . . . . . .    $61.625    $68.625    $73.000   $78.125
Low . . . . . . . . . . . . . . .     51.375     49.000     63.813    64.625

Dividend declared . . . . . . . .       $.49       $.49       $.49      $.52

1996
High . . . . . . . . . . . . . .     $57.000    $52.875    $47.000   $54.625
Low. . . . . . . . . . . . . . .      48.000     45.875     40.750    44.000

Dividend declared  . . . . . . .        $.46       $.46       $.46      $.49

Notes:
(1) At December 31, 1997, the number of shareholders of record of LNC's common stock was 12,575.

(2) The payment of dividends to shareholders is subject to the restrictions described in notes 5, Supplemental Financial Data, and 7, Restrictions, Commitments and Contingencies to the consolidated financial statements (see pages 50 and 53, respectively) and is discussed in the Management's Discussion and Analysis of Financial Condition (see page 33).

Exchanges:  New York, Chicago, Pacific, and London.

Stock Exchange Symbol:  LNC

Item 6.  Selected Financial Data


                                                    (Millions of dollars, except per share data)
Year Ended December 31                           1997        1996         1995         1994         1993

Total revenue ...............................  4,898.5      4,733.6      4,586.5      3,932.7      4,937.2

Net income from continuing operations
 before cumulative effect of
 accounting change (1) ......................     22.2        356.4        301.4        165.5        172.8
Net income from discontinued operations .....    134.9        157.2        180.8        184.4        242.5
Gain on sale of discontinued operations .....    776.9          --           --           --           --
Cumulative effect of accounting change ......      --           --           --           --         (96.4)
    Net Income (1) ..........................    934.0        513.6        482.2        349.9        318.9

Per Share Data: (2)
Net income from continuing operations
 before cumulative effect of
 accounting change .......................... $    .21     $   3.31     $   2.81     $   1.59     $   1.68
Net income from discontinued operations .....     1.30         1.49         1.72         1.76         2.35
Gain on sale of discontinued operations .....     7.47          --           --           --           --
Cumulative effect of accounting change ......      --           --           --           --          (.94)
Net Income-Diluted ..........................     8.98         4.87         4.60         3.35         3.09
   Net Income-Basic .........................     9.11         4.95         4.78         3.52         3.24

Common stock dividend ....................... $   1.99     $   1.87     $   1.75     $   1.66     $   1.55


December 31 .................................    1997         1996         1995         1994         1993

Assets ...................................... 77,174.7     71,713.4     63,257.7     48,864.8     47,825.1
Long-term debt ..............................    511.0        626.3        659.3        474.2        417.1
Minority interest-preferred securities of
 subsidiary companies .......................    315.0        315.0         --           --           --
Shareholders' equity ........................  4,982.9      4,470.0      4,378.1      3,042.1      4,072.3

Per Share Data: (2)
Shareholders' equity (Securities at market)..  $ 49.27        43.00        41.89        29.35        39.39
Shareholders' equity (Securities at cost) ...    44.96        39.03        35.21        32.35        30.54

Market value of common stock ................    78.13        52.50        53.75        35.00        43.50


(1) Factors affecting the comparability of net income from continuing operations before cumulative effect of accounting change and net income from continuing operations for the 1993-1997 period are shown on page 8 (see "Supplemental Data"). Other factors affecting comparability are shown within the review of operations for each segment (see pages 9-17).

(2) Per share amounts were also affected by the issuance of 9,200,000 and 1,398,112 shares of common stock in 1993 and 1997, respectively, and the retirement of 500,000; 694,582 and 4,948,900 shares of common stock in 1994, 1996 and 1997, respectively. The per share amounts for prior years have been restated to conform to the provisions of Financial Accounting
    Standard No. 128 (see note 2 to the consolidated financial statement on page 43).

Supplemental Data

The following table presents a reconciliation of "Income (Loss) from Continuing Operations" to "Net Income (Loss) from Continuing Operations" determined in accordance with generally accepted accounting principles. Income (Loss) from Continuing Operations is LNC's alternative measure of operating performance which excludes the after-tax realized gain (loss) on investments and associated items, gain (loss) on sale of subsidiaries, restructuring charges and non-recurring accounting changes.

Year Ended December 31  (in millions)  1997     1996    1995     1994    1993

Income (loss) from continuing
   operations (1) . . . . . . . . .   $(50.7)  $298.8  $140.9   $218.6  $197.5
Realized gain (loss) on investments,
 net of associated amortization of
 deferred policy acquisition costs,
 investment expenses and income taxes   72.9     57.6   102.2   (101.9)   73.8
Gain (loss) on sale of subsidiary,
 net of taxes . . . . . . . . . . .      --       --     58.3     48.8   (98.5)
Cumulative effect of accounting
 change (postretirement benefits). .     --       --     --       --     (96.4)

 Net Income (Loss) from Continuing
 Operations . . . . . . . . . . . .   $ 22.2   $356.4  $301.4   $165.5  $ 76.4

(1) Income from continuing operations for 1997, 1995 and 1993 includes the impact of the changes in estimate of the reserve level needed for LNC's disability income business ($130.0 million, $121.6 million and $32.8 million, after-tax, respectively). Also 1997 includes a change in estimate for reserves for 1) Lincoln UK's pension business of $174.9 million after-tax and 2) Reinsurance's personal accident programs of $113.7 million after-tax.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The pages to follow review LNC's results of operations and financial condition. Historical financial information is presented and analyzed. Where appropriate, factors that may affect future financial performance are identified and discussed. Actual results could differ materially from those indicated in forward-looking statements due to, among other specific changes currently not known, subsequent significant changes in: the company (e.g., acquisitions and divestitures), financial markets (e.g., interest rates and securities markets), legislation (e.g., taxes and product taxation), regulations (e.g., insurance and securities regulations), acts of God (e.g., hurricanes, earthquakes and storms), other insurance risks (e.g., policyholder mortality and morbidity) and competition.

On pages 9 through 17, the financial results of LNC's four business segments and other operations are presented and discussed. Within these business segment discussions, reference is made to "Income from Operations". This alternative measure of earnings is defined as "Net income less realized gain (loss) on sale of investments, gain (loss) on sale of subsidiaries, restructuring charges and cumulative effect of accounting change, all net of taxes." Page 18 discusses factors affecting LNC's consolidated investment performance. Pages 19 through 33 discuss factors that have affected specific elements of the consolidated financial statements as well as information pertaining to LNC as a whole.

This "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the audited consolidated financial statements and accompanying notes presented on pages 34 through 66.


Review of Operations: Life Insurance and Annuities

Year Ended December 31           (in millions)            1997         1996        1995        1994         1993

Financial Results by Source
Annuities ...........................................  $  203.0   $   165.0    $   149.3    $   120.0    $   96.5
Insurance ...........................................      36.1        36.4         31.1         34.2        37.8
Pensions ............................................       6.3         2.9         22.1         22.4        30.6
Disability Income (1) ...............................       --          --         (18.3)       (14.9)        3.5
Other ...............................................      10.4         8.2          8.5         (5.5)      (17.0)

   Income from Operations (2) .......................     255.8       212.5        192.7        156.2       151.4
Realized Gain (Loss) on Investments (3) .............      47.5        38.5         81.3        (93.4)       53.8

   Net Income (2) ...................................  $  303.3   $   251.0    $   274.0    $    62.8    $  205.2


December 31 .......................  (in billions)         1997        1996        1995        1994         1993

Account Values
Annuities ...........................................  $   44.6   $    38.0    $    30.3    $    24.6    $   20.9
Reinsurance Ceded - Annuities .......................      (1.8)       (1.8)        (1.7)        (1.5)        (.7)
Universal and Variable Life Insurance ...............       3.0         2.9          2.6          2.4         2.2
401k Retirement Plans ...............................       3.4         2.9          2.4          1.9         1.5
Other Pensions ......................................       4.5.        4.9.         5.6          5.5         5.5

   Total Account Values .............................. $   53.7   $    46.9    $    39.2    $    32.9    $   29.4


(1) Lincoln stopped writing disability income coverages on a direct basis at the end of March 1996. The administration of this business was moved to the Reinsurance segment at the end of September 1995.

(2) Income from operations and net income of the annuities and pension sub-segments for 1993 include an increase in the estimate of net investment income ($26.0 million after-tax) related to a refinement in the method used to calculate the estimated effective yields on mortgage-backed securities.

(3) Realized gain (loss) on investments for 1993 includes an increase in the allowance for losses for mortgage loans ($42.3 million after-tax) related to a change in accounting for the impairment of mortgage loans as prescribed by Financial Accounting Standard No. 114.

LNC's Life Insurance and Annuities segment reported record income from operations of $255.8 million in 1997, a 20% increase over the $212.5 million reported in 1996. The continuing double-digit growth in the annuity business was the primary factor in this segment's earnings performance.

Profile: The Life Insurance and Annuities segment is composed of Lincoln National Life Insurance Company ("Lincoln Life"), First Penn-Pacific Life Insurance Company ("First Penn") and Lincoln Life & Annuity Company of New York ("LLANY"). As shown above, account values for this segment's annuities, 401(k) retirement plans, life insurance and pensions total $53.7 billion as of December 31, 1997. Life insurance in-force for these companies as of December 31, 1997, totaled $63.5 billion, an increase of 29% in comparison with $49.1 billion as of December 31, 1996.

Lincoln Life, which is based in Fort Wayne, Ind., is the 12th largest life insurer in the United States when measured by assets (Best's Review, Life/Health Edition, October 1997). First Penn, which has its headquarters in Oakbrook Terrace, Ill., is recognized for its product innovations. One recent introduction is MoneyGuard, a life insurance policy that incorporates long-term care benefits. LLANY, which is based in Syracuse, N.Y., provides group tax-sheltered annuities and other insurance products in New York State.

LNC completed the acquisition of a block of individual life insurance and annuities business on January 2, 1998, from CIGNA Corporation, adding a career agency system of 600 producers; a life brokerage operation; an annuity distribution system; and $41 billion of individual life insurance in-force.

Varied Distribution: Products from the companies in this segment are sold through multiple distribution channels, reflecting a marketplace where consumers increasingly want to do business on their own terms. These channels are career agents, independent agencies, insurance brokers, banks, stockbrokers and financial planners.

Lincoln Life's and LLANY's wealth accumulation and wealth protection products include: fixed and variable annuities; tax-deferred annuities; term, universal and variable universal life insurance; and 401(k) retirement plans. These products are sold in 50 states through the 68 regional offices of Lincoln Financial Advisors ("LFA"), a broker/dealer that serves approximately 2,200 career agents and 15,600 insurance brokers, as well as through 51,800 stockbrokers and financial planners. The network of agencies and career agents includes 30 and 600, respectively, that were added January 2, 1998 as the result of the acquisition of a block of individual life insurance and annuity business (see note 11 to the consolidated financial statements on page 64).

LFA is a new corporation that includes a network of regional financial planning offices that serve as the preferred distributor of Lincoln Life products. LFA offers a full range of financial planning services and investments, and is a securities broker/dealer and registered investment advisor.

First Penn offers annuities through banks, universal life insurance through independent marketers and life insurance through brokers and LFA agents.

Lincoln Life Technology: Lincoln Life has invested $70 million over the past three years to provide the infrastructure that improves customer service, adds products and lowers expense levels. The objective, realized through voice response technology and other developments, is to serve the customer from a single platform, rather than from multiple product platforms. In addition to better service, a single platform offers greater opportunities to cross-sell products to existing customers. Also during 1997 came the decision to enter into a relationship with IBM for providing information technology services for the Fort Wayne operation. This decision stemmed from the rapid acceleration of the technology industry and the realization that top technology people, whether experienced or recently graduated, are going to work for technology companies. The relationship with IBM will enable Lincoln Life to leverage that technological expertise. A seven-year contract was signed with IBM in February 1998 (see note 7 to the consolidated financial statements on page 54).

Annuities: Annuity earnings in this segment increased 23% in 1997, reaching a record $203.0 million. As of December 31, 1997, annuity account values were $44.6 billion, up from $38.0 billion the year before. Variable annuity account values at year-end were $27.3 billion, while fixed annuities represented $17.2 billion.

Annuity deposits in 1997 were $4.0 billion. Annuity deposits sold through producers were $2.2 billion, while annuity deposits sold through stockbrokers were $1.7 billion. The latter compares with $2.0 billion in deposits from stockbrokers in 1996. American Funds Distributors ("AFD"), which markets the American Legacy variable annuity product sold through stockbrokers, plans to expand its annuity distribution staff and to be more aggressive in product innovations.

Lincoln Life is a leading writer of annuities in the United States (National Underwriter, July 1997).

Life Insurance: Operating income from life insurance was $36.1 million, about even with 1996. Combined universal life and variable universal life insurance account values increased 6 percent in 1997 to $3.0 billion. Individual life insurance sales increased 15% for the year to $18.7 billion.

Pensions: This segment's pension business is focused on 401(k) retirement plans for businesses with fewer than 100 employees. Account values for these plans were $3.4 billion as of December 31, 1997, a 17% increase over 1996.
Deposits totaled $742 million.

The remainder of this segment's pension business consists primarily of guaranteed interest contracts ("GICs") and group pension annuities ("GPAs"), both of which Lincoln Life stopped writing in 1995 as it focused its operations on the small business retirement market. Account values in this portion of the pension business declined to $4.4 billion at year-end.

Alliances: As Lincoln Life has exited small lines of business that were outside its primary operating focus, it has entered into alliances in order to provide its distribution force with access to products. Among these lines have been long-term care, disability income insurance, pension plan termination annuities and GICs. In 1997, Lincoln Life exited the employer-sponsored life insurance market and entered into an alliance with Colonial Life & Accident for the servicing and re-enrollment of Lincoln Life's block of business.

Outlook: The acquisition and integration of the individual life and annuity business from CIGNA Corporation will add breadth to Lincoln Life's distribution structure and product portfolio. The transaction brings approximately 600 financial planners along with products to serve higher net-worth individuals seeking wealth accumulation and protection. It also will add a new, more competitive, multiple manager variable annuity to market through the various distribution channels. In addition, changes in the American Legacy annuity and distribution should improve deposits from this source.

In connection with the completion of the acquisition mentioned above, LNC expects to record a charge to its Life Insurance & Annuities segment during the first quarter of 1998 of approximately $20 million, after-tax. This charge will cover certain costs of integrating the existing operations with the new block of business.



Review of Operations: Lincoln UK (1)

Year Ended December 31            (in millions)            1997       1996         1995       1994        1993

Financial Results
Income (Loss) from Operations (2) ...................  $ (108.3)   $  66.1    $    45.9    $  17.2    $  11.9
Realized Gain (Loss) on Investments .................       1.5        (.1)         (.2)       1.3         .7

    Net Income (Loss)(2).............................  $ (106.8)   $  66.0    $    45.7    $  18.5    $  12.6

Net Initial Commission Value (3) ....................  $   55.4    $  47.2    $    39.4    $  32.1    $  26.0


December 31                       (in billions)            1997       1996         1995       1994       1993

Unit-Linked Assets ..................................  $  5.643    $ 5.074    $   4.307    $ 1.320    $ 1.235

Individual Life Insurance In-Force ..................  $ 25.026    $23.835    $  23.509    $ 9.412    $ 8.044

Exchange Rate Ratio - U.S. Dollars to Pounds Sterling
Average for the Year ................................     1.644      1.567        1.582      1.536      1.500
End of Year .........................................     1.651      1.713        1.553      1.565      1.480


(1) This segment was added in 1997 (with restatement of prior year amounts) as required by the adoption of Financial Accounting Standard No. 131
    (see note 2 to the consolidated financial statements on page 43).  Lincoln
     UK was previously reported with the Life Insurance and Annuities segment.

(2) Income (loss) from operations and net income (loss) for 1997 include a charge of $174.9 million ($199.4 million pre-tax) for a change in estimate of the cost of settling pension mis-selling liabilities (see note 2 to the consolidated financial statements on page 43).

(3) Net Initial Commissions is a measure used by Lincoln UK to measure sales progress and future profitability.

LNC's Lincoln UK segment, conducted through Lincoln National (UK) and its operating subsidiaries reported income from operations of $66.6 million in 1997, excluding a charge of $174.9 million, after-tax, to strengthen reserves for future liabilities concerning past sales of pension products to individuals. Including the special charge, Lincoln UK had a loss from operations of $108.3 million. Income from operations in 1996 was $66.1 million.

Profile: Lincoln UK offers life, investment and income protection and retirement planning products primarily through 1,800 direct sales representatives and tied agents. Lincoln UK sells predominantly unit-linked products where the investment risk is borne by the policyholder. These products are similar to variable life products sold in the U.S. After rapid growth prompted by the acquisition of three life insurance companies between 1993 and 1995, its home office operations are divided between Uxbridge, Middlesex, and Barnwood, Gloucester, England.

Markets: Account values in the unit-linked asset business were $5.6 billion as of December 31, 1997, an increase of 11% over the year before (15% calculated using pounds sterling). Net initial commission values increased $8.2 million or 17% in 1997(12% using pounds sterling). Individual life insurance in-force as of December 31, 1997, was $25.0 billion.

Exchange Rates: LNC's subsidiary in the United Kingdom, as with subsidiaries in other foreign countries, has its balance sheet accounts and income statements translated at the current exchange and average exchange rates for the year, respectively. The average exchange rate for 1997 was $1.644 per British pound sterling. This was 5% higher than the 1996 average exchange rate of $1.567 per British pound.

Acquisition:   In December 1997, City Financial Partners Ltd. ("CFPL"), Lincoln
UK's largest tied agent, was acquired and is now a wholly-owned subsidiary. Founded in 1992 as a tied agent of Citibank Life, which was acquired by LNC in 1993, CFPL had a contract with Lincoln UK. It offers the full range of Lincoln UK pensions, life assurance and unit trust products.

Pension Product Mis-selling: A charge of $174.9 million after-tax was taken in the fourth quarter of 1997 to increase reserves for liabilities in the so-called "pension mis-selling" situation in the United Kingdom. In December 1993, regulatory agencies raised questions as to whether individuals who bought pensions in the UK and exited employer plans between 1988 and 1993 were given appropriate advice by insurance agents and brokers. The regulatory agencies asked the insurance companies to review their cases and to provide redress to those individuals harmed by the activities of agents or brokers. As a result of what the government viewed as a slow response by the insurance industry, regulators have set targets, publicly named companies that it sees as tardy in their resolution of cases and taken disciplinary actions.

A subsidiary of Lincoln UK incurred a small fine in 1997 in one of these actions. Lincoln UK has expressed its commitment to complete its review as quickly as possible so that appropriate action can be taken. The timetable has proved challenging, however, especially since 75% of the priority cases to be reviewed relate to companies Lincoln UK recently acquired. Considerable staff has been added to undertake the review and outside consultants have been retained to expedite the process. Lincoln UK achieved its target of completing 90% of the top-priority cases by December 1997 and is making a strong effort to meet the regulatory target of having all remaining priority cases reviewed by the end of 1998.

As of December 31, 1997, and December 31, 1996, liabilities of $291.0 million and $86.7 million had been established for this issue. These liabilities, which are net of expected recoveries, were established for the estimated cost of this issue following regulatory guidance as to activities to be undertaken. These liabilities were booked net of expected recoveries of $113.0 million and $31.4 million, respectively, from previous owners of companies acquired over the last few years as specified in the indemnification clauses of the purchase agreements.

Outlook: With resolution to the "pension mis-selling" situation expected in 1998, Lincoln UK expects a stable earnings picture going forward. Lincoln UK anticipates growing faster than the rest of the U.K. life insurance industry through increased distribution, a superior trained sales force, improved products and investment performance and suitable acquisitions.


Review of Operations: Reinsurance

Year Ended December 31                (in millions)          1997        1996         1995         1994         1993

Financial Results by Source
Individual Markets ....................................  $  71.9    $    49.9    $    43.4    $    41.4    $    34.6
Group Markets .........................................    103.3)        19.0         25.2         21.6         19.5
Financial Reinsurance .................................     14.4         16.4         10.2         15.5         20.5
Other .................................................      (.3)         (.2)          .7         (1.9)        (1.7)
    Income (Loss) from Operations,
     excluding Disability Income ......................    (17.3)        85.1         79.5         76.6         72.9
Disability Income (1) .................................   (134.3)       (11.1       (132.2)       (10.0)       (54.0)
    Income (Loss) from Operations (1) .................   (151.6)        74.0        (52.7)        66.6         18.9

Realized Gain (Loss) on Investments ...................     15.2         11.7         10.7           .5         (1.6)
    Net Income (Loss) (1) .............................   (136.4)   $    85.7    $   (42.0)   $    67.1    $    17.3


Individual Life Sales (in billions) ................... $   39.5    $    26.6    $    22.7    $    19.9    $    17.3


December 31                    (in billions)                1997         1996         1995         1994         1993

Individual and Group Life
 Insurance In-Force ................................... $  183.5    $   160.9    $   142.8    $   125.6    $   118.0

(1) Income (loss) from operations and net income (loss) for 1997, 1995 and 1993 include the impact of a change in estimate of the reserve level needed for LNC's disability income business ($130.0 million, $121.6 million and $32.8 million after-tax, respectively). Also, income (loss) from operations and net income (loss) for 1997 include a charge of $113.7 million after-tax for the impact of a change in estimate of the reserve level needed for personal accident programs.


LNC's Reinsurance segment, conducted through the Lincoln National Reinsurance companies ("Lincoln Re"), reported income from operations, excluding special charges, of $92.1 million in 1997. The two charges were $130 million for disability income reserve strengthening and $113.7 million for certain personal accident reinsurance business. As of December 31, 1997, Lincoln Re's individual and group life business in-force was $183.5 billion, an increase of 14% for the year.

Profile: One of the leading life-health reinsurers in the world, Lincoln Re reported consolidated, worldwide net premium income of $1.7 billion in 1997. This compares with $2.1 billion net premium income reported in 1996. Lincoln Re opened an office in Buenos Aires in 1997 to better serve clients in Argentina and Chile and has offices in Toronto, Brussels, London, Mexico City, Manila and Singapore. Lincoln Re does business in more than 50 countries.

Lincoln Re is also charged with managing LNC's activities in several emerging markets. In 1997, LNC entered into a joint venture through the purchase of 49% of Seguros Serfin Lincoln which sells insurance products through Banca Serfin, Mexico's oldest and third largest bank. This joint venture enables LNC to leverage the insurance expertise of this segment in an under-insured market with long-term potential. In addition, LNC maintains representative offices in China (Beijing, Shanghai, Guangzhou) and is working to gain a license to conduct insurance business in the People's Republic of China.

Mass Customization: Lincoln Re's approach is that the traditional risk-transfer commodity business is in decline and that today's reinsurer must provide innovative, tailored programs. As a result, Lincoln Re uses a mass customization approach. This involves packaging and distributing modular pricing, underwriting, systems, alliance resources, marketing consultation, product development and claims management components to meet the needs of client companies. More than 600 such customized transactions were completed by Lincoln Re in 1997. It has a current client base of more than 1,700 U.S. and 350 international companies, and a client retention rate of more than 95%.

Knowledge Management: Lincoln Re's intellectual capital is critical to its success. It demonstrated this more than a decade ago by introducing an underwriting manual that quickly became the industry standard for life and health risk selection. The formation of Lincoln National Risk Management ("LNRM") to develop proprietary knowledge-based systems was the next step. Today, its systems are used throughout the insurance industry.

Foremost among these systems is LNRM's patented Life Underwriting System, a state-of-the-art risk management technology now licensed to more than 50 insurers. Other proprietary systems assist health insurers, claims processors and agents. Datalliance [registered trademark] is an electronic data interchange that can link agents, insurers, information sources, medical labs and reinsurers.

The most recent addition to the Lincoln Re portfolio is the Lincoln Mortality System which aids insurers developing preferred term life insurance products.

Alliance Management: Lincoln Re's approach also involves the capabilities of more than 40 alliance partners. These include direct marketers, medical equipment suppliers, electronic information providers, specialized legal firms, accountants, variable life and annuity administrators, all ready to form a "virtual organization" to help a Lincoln Re client do business.

Individual Markets: Strong sales in recent years contributed to record income from operations for individual markets in 1997. Income from operations was $71.9 million, a 44% increase over 1996. Very favorable life mortality throughout the year was an integral factor in the strong performance. Sales volume, measured by face amount of new business, was a record $39.5 billion in 1997.

Group Markets: Income from operations in 1997 in group markets was $10.4 million, excluding the special charge for personal accident programs. This compares with $19.0 million in 1996. Total annualized premium of $202.2 million represents an increase of 5% over the $193.3 million in 1996.

Financial Reinsurance: Income from operations declined slightly in the financial reinsurance area in 1997. Income from operations was $14.4 million, compared with $16.4 million in 1996.

Disability Income: The disability income business has proved to be one of the most difficult for the industry in this decade. Lincoln Life, the largest company in LNC's Life Insurance and Annuities segment, withdrew from the disability income market in 1996 and its block of business was transferred to Lincoln Re where it has been managed along with a block of reinsurance disability income business.

In the fourth quarter of 1995, LNC took a $121.6 million after-tax charge against earnings to strengthen reserves for the direct and reinsurance disability income business. These reserves were established assuming that the current experience would continue. In the second quarter of 1997, LNC took an additional charge of $130 million against earnings when it obtained new information indicating that experience had deteriorated further.

Personal Accident Programs: Certain excess-of-loss personal accident reinsurance programs created in the London market in which Lincoln Re participated from 1993 to 1996 have produced unexpectedly heavy losses. Investigations and audits of ceding companies conducted in late 1997 led LNC to conclude that many more claims will be reported than previously estimated. As a result, LNC took a charge of $113.7 million against earnings. LNC is investigating the manner in which the programs were designed and intends to pursue negotiated settlements or other remedies.

Outlook: Lincoln Re continues to enhance its reputation as a leading life-health reinsurer in the world with the development of new knowledge-based tools and marketing methods. It continues to build partnerships inside and outside the traditional insurance marketplace as it seeks to exceed $100 million in annual operating earnings.

Review of Operations:  Investment Management (1)

Year Ended December 31   (in millions)     1997       1996       1995

Financial Results
Fees:
Investment Advisory Fees  . . . . . . .  $219.6     $190.4      130.1
Other Revenue and Fees . . . . . . . .     38.1       24.6       18.7
Income:
Income from Operations . . . . . . . . . $  4.5     $ 10.2     $ 13.3
Realized Gain on Investments . . . . . .    3.3        5.2        4.3

    Net Income . . . . . . . . . . . . . $  7.8     $ 15.4     $ 17.6
Income from Operations-Excluding
 Amortization of Intangibles. . . . . .  $ 31.6     $ 34.1     $ 28.1

December 31              (in billions)     1997       1996       1995

Assets Under Management
Retail-Fixed  . . . . . . . . . . . . .  $  6.9     $  4.6     $  4.8
Retail-Equity   . . . . . . . . . . . .    15.6       11.5        8.8
     Total Retail  . . . . . . . . . . .   22.5       16.1       13.6

Institutional-Fixed   . . . . . . . . .     5.7        3.6        3.0
Institutional-Equity    . . . . . . . .    25.8        3.5       22.1
    Total Institutional  . . . . . . . .   31.5       27.1       25.1
    Total Assets Under Management . . .  $ 54.0     $ 43.2     $ 38.7

(1) Data is not shown for this segment for 1993 and 1994 as this segment was added in April 1995 following the acquisition of Delaware Management Holdings, Inc. (see note 11 to the consolidated financial statements on page
    64).

(2) Certain amounts previously shown in the 1996 and 1995 columns have been reallocated to "Other Operations" in order to conform to the 1997 presentation.

LNC's Investment Management segment reported income from operations of $4.5 million in 1997, compared with $10.2 million in 1996. The segment's 1997 operating income, excluding amortization of goodwill and other intangible assets, was $31.6 million.

The decrease in income from operations was attributable to increased expenses related to efforts to expand retail operations at Delaware Management Holdings, Inc. ("Delaware"). These efforts included increasing marketing personnel, broadening product offerings and upgrading customer service.

Profile: Although investment management has long been an area of expertise within LNC, the addition of Delaware in 1995 signaled LNC's intention to expand its role as a money manager and meet its objective of becoming a top-tier company in the financial services industry. Particular emphasis is being given to accelerating the growth of Delaware's retail mutual funds operation.

The operating companies that comprise this segment are: Delaware; Lynch & Mayer, Inc. ("Lynch & Mayer"); and Vantage Global Advisors, Inc ("Vantage"). Delaware has its headquarters in Philadelphia, with offices also in London and Minneapolis. Lynch & Mayer and Vantage each maintain headquarters in New York.

Complementary Approaches: Delaware, Lynch & Mayer and Vantage operate autonomously and are encouraged to preserve their distinctive investment styles. Their breadth of complementary styles and strengths is a prudent way to diversify risks, especially in the sometimes uncertain and volatile investment markets.

Delaware, founded in 1929 and acquired by LNC in 1995, is best known for a conservative, "value" investment style that focuses on stocks with above average dividend yields. It is also recognized for its small-cap and mid-cap growth investment styles and its expertise in municipal and high-yield bonds. It is active in both retail and institutional business. Its subsidiary Delaware International Advisors, Ltd., was formed in 1990 and provides international investment expertise from its base in London.

Lynch & Mayer, founded in 1976 and acquired by LNC in 1985, is primarily an institutional investment firm with an equity growth focus. It manages equities and convertible securities as separate accounts, commingled funds and mutual funds and is now sub-advising a growth equity fund in Delaware's retail mutual fund family. Vantage founded in 1979 and also acquired in 1985, invests in undervalued companies that have strong potential for above-average growth. Employing a disciplined, systematic, risk-controlled investment approach, Vantage primarily manages part of Lincoln Life's variable U.S. life and annuity products. It also sub-advises on two of Delaware's retail mutual funds.

Assets Under Management: As shown above, the Investment Management segment has assets of $54.0 billion under management as of December 31, 1997. Domestic institutional assets represent $24.4 billion of the Investment Management's total assets under management. Domestic retail assets represent $21.8 billion of the total. International equity and global bond assets managed by Delaware International Advisors account for $7.8 billion.

Distribution: Multiple distribution channels enable the businesses in the Investment Management segment to deliver their broad range of products to an expanding community of retail and institutional investors. Retail mutual funds are marketed through regional and national broker/dealers; financial planners; insurance agents, including those associated with the regional marketing offices of Lincoln Life and banks. Institutional products are marketed primarily by an employed sales force in conjunction with pension consultants. They also are offered to defined benefit and defined contribution plan sponsors, endowments, foundations and insurance companies.

Retail Mutual Funds: The Investment Management segment's retail mutual fund and wrap fee assets totaled $22.5 billion at December 31, 1997, which is a 40% increase from the $16.1 billion at December 31, 1996. Delaware, which operates the retail mutual funds, offers 63 open-end retail mutual funds and eight closed-end funds. These funds had assets under management of $12.3 billion. The remaining $10.2 billion was from wrap-fee business and retail mutual funds managed by Lynch & Mayer and Vantage.

The retail mutual fund operations experienced both internal and external growth during the year. The external growth occurred with the acquisition and integration of the tax-free bond specialist, Voyageur Fund Managers. This added a family of 32 open end bond funds and six closed end funds and a total of $2.6 billion in assets. On the internal side, the number of wholesalers was increased to 37 as of December 31, 1997 from 31 as of December 31, 1996. Delaware strengthened its service quality foundation in order to consistently achieve exceptional customer service. As a result of enhancing service quality measurement techniques, improving training and automating business processes, Delaware's Dalbar National Rankings improved in substantially all of the Main Office - Operations categories. An impressive climb in the Overall Operations Service category from a ranking of 16th in 1996 to a ranking of 8th in 1997; illustrated Delaware's commitment to exceed customer expectations. The tracking and measuring was done by two independent outside vendors, National Quality Review, and Technical Assistance Research Programs.

Delaware undertook several strategic initiatives in its retail operation during the year, increasing the number of wholesalers and products. These efforts, combined with improved performance and service, contributed to Delaware increasing its retail non-money market sales to $2.0 billion in 1997, up 63% in comparison with $1.2 billion for 1996.

Institutional Investments: The institutional investment management business had assets under management of $31.5 billion as of December 31, 1997, compared with $27.1 billion at December 31, 1996. The 1995 acquisition of Delaware Management Holdings complemented the position already held by Lynch & Mayer and Vantage in this mature, but still growing, business. Delaware International Advisors, Ltd's institutional investment management business is experiencing exceptional growth as evidenced by assets increasing to $7.1 billion as of December 31, 1997 from $4.4 billion on December 31, 1996.

Investment Performance: In terms of performance, the number of Delaware funds ranked as four- and five-star funds by Morningstar, Inc., (a service that assigns rankings to mutual funds according to their investment styles with one star as the lowest to five stars as the highest) was 21 as of December 31, 1997, compared with seven as of December 31, 1996. High ratings are significant:
Across the mutual fund industry, nearly 75% of net new fund flows in 1996 were into funds with four- or five-star ratings from Morningstar. The 21 funds represented 69% of the company's mutual fund assets under management. The largest five of these funds were: Decatur Income, Delchester, Decatur Total Return, Tax Free PA and Tax Free USA.

The return for the Social Awareness Fund managed by Vantage was 36.1% in 1997, well ahead of the 29.9% return for the top decile variable annuity in the Morningstar Growth Universe. This performance earned an 8th place ranking among 885 variable annuity funds in that Morningstar category. Also, over the long term, the fund was the top ranked fund in Growth Universe for three and five years versus the 637 and 414 of such funds.

Among institutional investment managers, Delaware produced strong results in the value equity category, with a return of 32.2% that qualified as a top quintile performance as measured by Callan's Value Universe. In the international equity category, Delaware's return of 7.9% exceeded the 1.8% return for its comparative Morgan Stanley Capital International Europe, Australia, Far East (EAFE) index.

Outlook: The Investment Management segment's objective is to reach $50 billion in retail fund assets and $80 billion in total assets under management by the end of 2000. Steady progress was made toward this objective in 1997 and further progress is expected through internal growth and niche acquisitions.

Review of Other Operations:

Year Ended December 31       (in millions)            1997        1996        1995        1994         1993

Financial Results by Source
Lincoln Investment Management (1)  .............   $   1.4     $   1.5     $   1.7     $   7.1     $    6.1
LNC Financing ..................................     (31.9)      (49.7)      (52.7)      (31.7)       (26.7)
LNC Operations .................................     (18.4)      (14.8)      (19.5)      (21.8)       (22.3)
Other Corporate ................................      (2.2)        (.9)       (1.5)       (3.9)         4.0
Earnings from Unconsolidated Affiliate .........       --          --         13.7        14.8       --

    Income (Loss) from Operations ..............     (51.1)      (63.9)      (58.3)      (35.5)       (38.9)

Realized Gain (Loss) on Investments ............       5.4         2.2         6.1       (10.6)        19.8
Gain (Loss) on Sale of Subsidiaries ............       --          --         58.3        48.8        (98.5)

Cumulative Effect of Accounting
 Change (Postretirement Benefits) ..............       --          --          --          --         (96.4)

    Net Income (Loss) ..........................   $ (45.7)    $ (61.7)    $   6.1     $   2.7     $ (214.0)


(1) The data shown in the 1996 and 1995 columns includes amounts previously shown within the Investment Management segment. These reallocations were initiated in order to conform to the 1997 presentation.

The income (loss) from operations shown above includes the earnings from Lincoln Investment Management, certain other operations that are not directly related to the business segments and unallocated corporate revenues and expenses, such as corporate investment income, interest expense on short-term and long-term borrowings, and corporate overhead expenses. Other operations also included LNC's investment in an unconsolidated affiliate engaged in the employee life-health benefits business prior to the sale of this holding in October 1995.

Lincoln Investment Management provides investment advisory services and asset management services for LNC's Corporate portfolios and entities not owned by LNC.

Corporate interest expense included within the LNC financing line above was greater for 1995 - 1996 than years prior to 1995 as the result of additions to long-term debt and minority interest-preferred securities of subsidiary companies. The 1997 amount was less than the 1995 - 1996 due to reduced interest expense and investment earnings in the fourth quarter of 1997 that resulted from the use of proceeds from the sale of discontinued operations (see liquidity and cash flow discussion on page 31). This benefit will not continue into 1998 as most of these funds were used to purchase a block of individual life and annuity business on January 2, 1998 (see note 12 to the consolidated financial statements on page 65).

Net income (loss) shown above for "Other Operations" includes the items described above under loss from operations plus the realized gain (loss) on sale of certain investments, the gain (loss) on sale of subsidiaries (see note 11 to the consolidated financial statements on page 64) and the cumulative effect of the 1993 accounting change for the consolidated group of companies related to postretirement benefits.

Discussion and Analysis of Consolidated Investments

December 31             (in billions)      1997      1996       1995       1994       1993

Assets Managed (by advisor)
Investment Management Segment (1) ..     $ 54.0    $ 43.2     $ 38.7     $  --     $   --
Lincoln Investment Management:
Regular Fees .......................        2.9       8.2        4.2       11.8        8.3
At Cost For Business Units .........       33.9      30.6       33.3       36.3       37.7
Lincoln UK .........................        6.8       6.1        5.3        1.0         .9
Within Business Units (Policy Loans)         .8        .8         .6         .6         .6
Non-LNC Affiliates .................       20.7      16.2       12.7        9.4        9.9

    Total Assets Managed ...........     $119.1    $105.1     $ 94.8     $ 59.1    $  57.4

(1) See Investment Management segment data on page 15 for additional detail.

The following discussion covers select general investment matters. The review of consolidated operations, which begins on page 19, includes the fact that LNC's net investment income for the year ended December 31, 1997 was $2.3 billion, an increase of 8% over 1996. Also, this discussion indicates that during 1997 net gains on investments totaling $122.6 million were realized. The review of consolidation financial condition begins on page 22 and discusses the composition and quality of the LNC portfolio.

Total Return Strategy: LNC follows a total return strategy that focuses on the economic value of its assets in addition to current income. This approach permits LNC to be more effective in its asset-liability management efforts, since decisions can be made based upon the true economic value of assets and true economic value of liabilities. The total return approach requires the evaluation of risk and expected return of each asset class utilized.

Asset Diversification: Fundamental to LNC's investment policy is diversification across asset classes. LNC's investment portfolio, excluding cash and invested cash, is composed of fixed maturity securities; equities; mortgage loans on real estate; real estate either wholly owned or in joint ventures and other long-term investments. LNC purchases investments that have yield, duration and other characteristics which take into account the liabilities of the products being supported. The dominant investment held is fixed maturity securities, which represent 81% of the investment portfolio.

Fixed Maturity Performance: In 1997, the LNC fixed maturity portfolio produced a return of 10.56%, compared to the Lehman Brothers Government/Corporate index which produced 9.76%.

Use Of Derivatives: The primary use of derivatives at LNC is to hedge interest rate risk that is embedded in either life and annuity product liabilities or investment portfolios. To a lesser extent, derivatives are also used to hedge exposures to foreign currency and equity market risks.



REVIEW OF CONSOLIDATED OPERATIONS AND FINANCIAL CONDITION

Summary Information                                                                     Increase
                                                                                       (Decrease)
Year Ended December 31      (in millions)             1997         1996        1995    1997   1996

Continuing Operations:
Life insurance and annuity premiums ..........    $  756.2     $  728.7    $  707.0      4%     3%
Health premiums ..............................       572.5        790.5       807.0    (28%)   (2%)
Insurance fees ...............................       832.2        713.5       600.3     17%    19%
Investment advisory fees .....................       204.9        180.8       125.6     13%
Net investment income ........................     2,250.8      2,087.9     1,979.7      8%     5%
Equity in earnings of
 unconsolidated affiliates ...................        --            1.4        13.9
Realized gain (loss) on investments ..........       122.6         92.5       157.6
Gain (loss) on sale of  subsidiaries .........        --           --          82.5
Other revenue and fees .......................       159.3        138.3       112.9     16%    22%

Life insurance and annuity benefits ..........     2,358.7      2,036.3     2,031.2     16%
Health benefits ..............................       833.1        673.6       820.1     24%   (18%)
Underwriting, acquisition, insurance
 and other expenses ..........................    1 ,579.3      1,434.9     1,248.3     10%    15%
Interest and debt expenses ...................        92.5         84.7        72.5      9%    17%
Federal income taxes .........................        12.7        147.7       113.0            31%

     Net Income from Continuing Operations ...        22.2        356.4       301.4            18%

Discontinued Operations:
Income prior to disposal .....................       134.9        157.2       180.8
Gain on disposal .............................       776.9         --          --

     Net Income ..............................    $  934.0     $  513.6    $  482.2             7%


REVIEW OF CONSOLIDATED OPERATIONS

As the result of the purchase of a block of individual life insurance and annuity business in January of 1998, select income statement accounts listed above are expected to increase in future periods (see note 12 to the consolidated financial statements on page 65).

Life Insurance and Annuity Premiums
Life insurance and annuity premiums increased $27.5 million or 4% in 1997 and $21.7 million or 3% in 1996 as the result of increases in volumes of business in the Lincoln UK and Reinsurance segments being partially offset by decreases in premium in the Life Insurance and Annuities segment. Barring the passage of unfavorable tax legislation that would eliminate the tax-advantages for some of LNC's life and annuity products, LNC expects growth in life insurance and annuity premium in 1998.

Health Premiums
Health premiums decreased $218.0 million or 28% in 1997 as a result of decreased volume in the Reinsurance segment. Health premiums decreased $16.5 million or 2% in 1996 as a result of increased volumes of business in the Reinsurance segment being more than offset by decreases in the Life Insurance and Annuities segment due to the withdrawal from the disability income business.

Insurance Fees
Insurance fees from universal life, other interest-sensitive life insurance contracts and variable life insurance contracts increased $118.7 million or 17% in 1997 and $113.2 million or 19% in 1996. These increases are the result of an increase in the volume of transactions and a market-driven increase in the value of existing customer accounts upon which some of the fees are based in the Life Insurance & Annuities and Lincoln UK segments. The growth in fees from this business is expected to continue in 1998.

Investment Advisory Fees
This line was added to the consolidated statements of income in the second quarter of 1995 following LNC's purchase of Delaware Management Holdings, Inc. (see note 11 to the consolidated financial statements on page 64). Investment advisory fees increased $24.1 million or 13% in 1997 and on an annualized basis increased 8% in 1996. These increases were the result of increased volumes of business and an increase in the market value of customer accounts.

Net Investment Income
Net investment income increased $162.9 million or 8% in 1997 as the net result of a 9% increase in mean invested assets, a decrease in the yield on investments from 7.52% to 7.46% and a benefit of a reduction in the recurring adjustments of discount on mortgaged-backed securities. In 1997, this adjustment was a charge of $.4 million versus a charge of $7.6 million in 1996. Net investment income increased $108.2 million or 5% in 1996. The impact of a 7% increase in mean invested assets was partially offset by: 1) a decrease in the yield on investments from 7.67% to 7.52% (all calculations on a cost basis) and; 2) a charge of $7.6 million in 1996 versus a benefit of $27.5 million in 1995 from the recurring adjustment of discount on mortgage-backed securities. The increase in mean invested assets for both years was the result of increased volumes of business in the Life Insurance and Annuities segment.

Equity in Earnings of Unconsolidated Affiliates
This line was added to the consolidated statements of income in 1994 to report the earnings from the remaining 29% ownership following LNC's sale of 71% of the ownership of its primary direct writer of employee life-health benefit coverages. LNC sold its 29% interest in this company in October 1995. This accounts for the minimal amounts since that date. In 1998, equity in earnings of unconsolidated affiliates is expected to increase due to the investment in a 49% joint venture in Mexico in December 1997, known as Seguros Serfin Lincoln.

Realized Gain on Investments
The pre-tax realized gain on investments, net of related amortization and expenses was $122.6 million, $92.5 million and $157.6 million in 1997, 1996 and 1995, respectively. The after-tax gain in 1997, 1996 and 1995 was $72.9 million, $57.6 million and $102.2 million, respectively. These gains were primarily the result of the sale of investments. Some modest write-downs and provisions for losses offset a portion of the realized gains. During 1996, LNC completed a bulk sale of performing and non-performing mortgage loans and real estate holdings through a sealed bid process. The selling price for these holdings was $6.1 million in excess of the carrying value, resulting in a gain on sale.

Securities available-for-sale, mortgage loans on real estate and real estate that were deemed to have declines in fair value that were other than temporary were written down. The fixed maturity securities to which these write-downs apply were generally of investment grade quality at the time of purchase but were classified as "below-investment-grade" at the time of the write-downs. Also, write-downs and allowances for losses on select mortgage loans on real estate, real estate and other investments were established when the underlying value of the property was deemed to be less than the carrying value. These write-downs and provisions for losses are disclosed within the notes to the accompanying financial state ments (see note 3 to the consolidated financial statements on page 44).

Gain on Sale of Subsidiaries
In 1995, LNC recorded the gain on sale of the remaining 29% of the employee life-health benefits company.

Other Revenue and Fees
Other revenue and fees increased $21.0 million or 16% in 1997 and $25.4 million or 22% in 1996 as the result of increases in the volume of transactions in the Reinsurance and Investment Management segments.

Life Insurance and Annuity Benefits
Life insurance and annuity benefits in 1997 increased $322.4 million or 16% as compared to 1996. This increase was the result of increases of $89.4 million or 6% from the Life Insurance and Annuities segment, $25.6 million or 7% from the Reinsurance segment and $207.1 million from the Lincoln UK segment. The Lincoln UK increase includes a change in estimate for its pension mis-selling liability (see note 2 to the consolidated financial statements on page 43). Life insurance and annuity benefits increased $5.1 million in 1996 as compared to 1995. This increase was the result of decreased volumes of business and improved mortality in the Life Insurance and Annuities segment being essentially offset by increased volumes of business in the Reinsurance and Lincoln UK segments. In 1998, the increase in life insurance and annuity benefits are expected to parallel the growth in life insurance and annuity premiums.

Health Benefits
Health benefits increased $159.5 million in 1997 as the net result of decreased volumes of business being more than offset by additions to the reserves for disability income business and personal accident programs within the Reinsurance segment. Health benefits increased $40.5 million or 6% in 1996 compared to 1995 health benefits after excluding the special addition to the disability income reserve in 1995. See note 2 to the consolidated financial statements on page 43.

Underwriting, Acquisition, Insurance and Other Expenses
These expenses increased $144.4 million or 10% in 1997. The primary drivers behind this increase beyond the general inflation rate was increased business volumes in the various segments due to general growth and the acquisition of blocks of business/subsidiary companies (see note 11 to the consolidated financial statements on page 64) and the write-off of deferred acquisition costs associated with the disability income business (see note 2 to the consolidated financial statements on page 43). These expenses increased $186.7 million or 15% in 1996 as the result of increased business volumes in all business segments and the addition of the operating costs of companies acquired in 1995 and 1996. In 1998, all business segments will continue to adjust staff levels as appropriate to match business volumes.

Interest and Debt Expense
Interest and debt expense increased $7.8 million or 9% in 1997 and $12.2 million or 17% in 1996. These increases were the result of increases in the average debt outstanding and the impact of changes in the composition of debt outstanding (see page 31). During 1997, Standard and Poor's, Moody's, and Duff & Phelps re-affirmed LNC's debt ratings as A ("Excellent"), A2 ("Very Good, Strong or High") and AA- ("Excellent"), respectively.

Federal Income Taxes
Federal income taxes decreased from $147.7 million in 1996 to $12.7 million in 1997 as the result of a decrease in pre-tax earnings. Federal income taxes increased $34.7 million or 31% in 1996 as the result of an increase in the pre-tax earnings.

Discontinued Operations
In 1997, lines were added to the income statement to accommodate the operating activity and gain on sale associated with LNC's decision to sell its 83.3% ownership in American States Financial Corporation (see note 11 to the consolidated financial statements on page 64).

Summary
Net income for 1997 was $934.0 million compared with $513.6 million in 1996. Excluding realized gain (loss) on investments, gain (loss) on sale of subsidiaries, discontinued operations and the special 1997 additions to the disability income, personal accident programs and UK pension product reserves, all net of taxes, LNC earned $368.0 million for 1997 compared to $298.8 million in 1996. This increase is the result of increased earnings in the Life Insurance & Annuities, Lincoln UK and Reinsurance segments. In the fourth quarter of 1997 the Corporate and Other unit benefited from earnings on proceeds from discontinued operations. This benefit will not continue into 1998 as most of these funds were used to purchase a block of individual life and annuity business on January 2, 1998 (see note 12 to the consolidated financial statements on page 65). Net income for 1996 was $513.6 million compared with $482.2 million in 1995. Excluding realized gain (loss) on investments, gain on sale of subsidiaries, discontinued operations and the special 1995 addition to the disability income reserve, LNC earned $298.8 million for 1996 compared to $262.2 million in 1995. This increase is the result of increased earnings in the Life Insurance & Annuities, Lincoln UK and Reinsurance segments.

Century Compliance
The year 2000 issue is pervasive and complex and affects virtually every aspect of LNC's businesses. LNC's computer systems and interfaces with the computer systems of vendors, suppliers, customers and business partners are particularly vulnerable. The inability to properly recognize date sensitive electronic information and transfer data between systems could cause errors or even a complete systems failure which would result in a temporary inability to process transactions correctly and engage in normal business activities for one or more of LNC's businesses. LNC is redirecting a large portion of its internal information technology efforts and contracting with outside consultants to update its systems to accommodate the year 2000. Also, LNC has initiated formal communications with critical parties that interface with LNC's systems to gain an understanding of their progress in addressing year 2000 issues. While LNC is making every effort to address its own systems and the systems with which it interfaces, it is not possible to provide assurance that operational problems will not occur. LNC presently believes that, with the modification of existing computer systems, updates by vendors and conversion to new software and hardware, the year 2000 issue will not pose significant operational problems for its computer systems. In addition, LNC is developing contingency plans in the event that, despite its best efforts, there are unresolved year 2000 problems. If the remediation efforts noted above are not completed timely or properly, the year 2000 issue could have a material adverse impact on the operation of LNC's businesses.

During 1996 and 1997, LNC identified expenditures of approximately $11 million ($7 million after-tax) that it had spent to address this issue. LNC's financial plans for 1998-2000 include expected expenditures of an additional $39 million ($25 million after-tax) on this issue. The cost of addressing year 2000 issues and the timeliness of completion will be closely monitored by management and are based on management's current best estimates which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. Nevertheless, there can be no guarantee that these estimated costs will be achieved and actual results could differ significantly from those anticipated. Specific factors that might cause such differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer problems, and other uncertainties.


REVIEW OF CONSOLIDATED FINANCIAL CONDITION

As a result of the purchase of a block of individual life insurance and annuity business in January of 1998, select balance sheet accounts described below will increase (see note 12 to the consolidated financial statements on page 65).

Investments
The investment portfolio, excluding cash and invested cash, is comprised of fixed maturity securities; equities; mortgage loans on real estate; real estate, either wholly owned or joint ventures; and other long-term investments. LNC purchases investments for its segmented portfolios with yield, duration and other characteristics that take into account the liabilities of the products being supported. The total investment portfolio increased $88.9 million in 1997. This minimal increase was the net result of increases from 1) the fair value of securities available-for-sale and 2) the new purchases of investments from cash flow generated by the business units being mostly offset by 1) the sale of select investments to raise cash for the January 2, 1998 purchase of a block of individual life insurance and annuity business and 2) the continuation of fixed annuity contractholders opting to transfer funds to variable annuity contracts.

LNC maintains a high-quality fixed maturity securities portfolio. As of December 31, 1997, $8.4 billion or 35.1% of its fixed maturity securities portfolio had ratings of AA or better. Fixed maturity securities with below-investment-grade ratings (BB or less) were $1.7 billion or 7.3% of the total fixed maturity securities portfolio (see note 3 to the consolidated financial statements on page 46). The below-investment-grade fixed maturity securities represent 5.9% of LNC's total investment portfolio. The interest rates available on these below-investment-grade securities are significantly higher than are available on other corporate debt securities. Also, the risk of loss due to default by the borrower is significantly greater with respect to such below investment grade securities because these securities are generally unsecured, often subordinated to other creditors of the issuer and issued by companies that usually have high levels of indebtedness. LNC attempts to minimize the risks associated with these below investment grade securities by limiting the exposure to any one issuer and by closely monitoring the credit worthiness of such issuers. For the year ended December 31, 1997, the aggregate cost of below investment grade securities purchased was $1.8 billion. Aggregate proceeds from such investments sold were $1.6 billion, resulting in a realized pre-tax gain at the time of sale of $81.9 million.

LNC's entire fixed maturity and equity securities portfolio is classified as "available-for-sale" and is carried at fair value. Changes in fair values, net of related deferred acquisition costs, amounts required to satisfy policyholder commitments and taxes are charged or credited directly to shareholders' equity.
Note 3 to the consolidated financial statements on page 45 shows the gross unrealized gains and losses as of December 31, 1997.

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

LNC limits the extent of its risk on mortgage-backed securities by generally avoiding the purchase of securities with a cost that significantly exceeds par, by purchasing securities backed by stable collateral, and by concentrating on securities with enhanced priority in their trust structure. Such securities with reduced risk typically have a lower yield (but higher liquidity) than higher-risk mortgage-backed securities. At selected times, higher-risk securities may be purchased if they do not compromise the safety of the general portfolio. At December 31, 1997, LNC did not have a significant amount of higher-risk mortgage-backed securities. There are negligible default risks in the mortgage-backed securities portfolio as a whole as the vast majority of the assets are either guaranteed by U.S. government-sponsored entities or are supported in the securitization structure by junior securities enabling the assets to achieve high investment grade status. Note 3 to the consolidated financial statements on page 45 shows additional detail about the underlying collateral.

As of December 31, 1997, mortgage loans on real estate and investments in real estate represented 11% and 1.9% of the total investment portfolio. As of December 31, 1997, the underlying properties supporting the mortgage loans on real estate consisted of 20.7% in commercial office buildings, 30.4% in retail stores, 21.5% in apartments, 14.6% in industrial buildings, 4.2% in hotels/motels and 8.6% in other. In addition to the dispersion by type of property, the mortgage loan portfolio is geographically diversified throughout the United States.

Cash and Invested Cash
Cash and invested cash increased by $2.6 billion in 1997. This increase is the result of accumulating funds at the end of 1997 in anticipation of the purchase of a block of individual life and annuity business on January 2, 1998 (see note 12 to the consolidated financial statements on page 65).

Deferred Acquisition Costs
Deferred acquisition costs decreased $65.9 million in 1997. This decrease was the net result of an increase related to the growth in business being more than offset by decreases related to the write-off of such costs in conjunction with the strengthening of disability income reserves (see note 2 to the consolidated financial statements on page 43) and reductions related to the increase in unrealized gain on securities available-for-sale.

Premiums and Fees Receivable
Premiums and fees receivable decreased $39.8 million in 1997 as the result of decreased volumes of business in the Reinsurance segment more than offsetting the increase in volumes of business in the Investment Management segment.

Assets Held in Separate Accounts
This asset account, as well as the corresponding liability account, increased by $8.3 billion in 1997 as a result of increases in annuity and pension funds under management. This increase resulted from new deposits, market appreciation and the continuation of fixed annuity contractholders opting to transfer funds to variable annuity contracts.

Amounts Recoverable from Reinsurers
The increase of $22.3 million in amounts recoverable from reinsurers was the result of an increased volume of business ceded in the Life Insurance and Annuities segment.

Goodwill
The increase of $106.0 million is the net result of additions related to business acquired (see note 11 to the consolidated financial statements on page
64) being more than the on-going amortization.

Other Intangible Assets
The decrease of $94.5 million is the net result of additions related to the purchase of subsidiary (see note 11 to the consolidated financial statements on page 64) being more than offset by the on-going amortization and an adjustment to the Lincoln UK amount to more closely conform this segments classifications to LNC's U.S. operations.

Other Assets
The decrease in other assets of $51.6 million is the result of having a lower receivable related to investment securities sold in the last few days of 1997 versus the end of 1996.

Total Liabilities
Total liabilities from continuing operations increased by $9.1 billion in 1997. The primary item underlying this increase is the increase of $8.3 billion related to separate accounts (see explanation under "Assets Held in Separate Accounts" above). The increase of $808.4 million in insurance policy and claim reserves is the result of increased volumes of business and reserve strengthening as described in note 2 to the consolidated financial statements on page 43. The reduction in contractholder funds is the net result of new deposits being more than offset by the withdrawal of guaranteed interest contract funds because of the decision to exit this business. The increases in the other liability categories essentially offset the reduction in contractholder funds. The increase in other liabilities relates to an increase in the expected payouts for securities purchased in the last few days of 1996 versus a lower volume of such transactions late in 1995.

While it is management's judgement that, based on available information, the appropriate level of liabilities have been recorded, LNC has areas where changes in estimates of related liabilities required could occur in the near term. These areas include claims for disability income coverages, liabilities and recoveries related to inappropriate selling of pension products in the United Kingdom, liabilities for marketing and compliance issues, the reserve for the run-off of group pension annuities and liabilities for personal accident programs (see note 7 to the consolidated financial statements on page 53).

Shareholders' Equity
Total shareholders' equity increased $513.0 million during the year ended December 31, 1997. Excluding the increase of $20.4 million related to an increase in the unrealized gain (loss) on securities available-for-sale, shareholders' equity increased $492.6 million. This increase in shareholders' equity was the net result of increases due to $934.0 million of net income, $74.3 million from the issuance of stock related to the purchase of subsidiary companies and $33.2 million from the issuance of common stock related to benefit plans and decreases of $203.3 million related to the declaration of dividends to shareholders, $20.3 million related to a decrease in the accumulated foreign exchange gain and $325.3 million for the retirement of common stock.

Capital adequacy is a primary measure used by insurance regulators to determine the financial stability of an insurance company. In the U.S., risk-based capital guidelines are used by the National Association of Insurance Commissioners to determine the amount of capital that represents minimum acceptable operating amounts related to insurance and investment risks. Regulatory action is triggered when an insurer's statutory-basis capital falls below the formula-produced capital level. At December 31, 1997, statutory-basis capital for each of LNC's U.S. insurance subsidiaries was substantially in excess of regulatory action levels of risk-based capital required by the jurisdiction of domicile.

As noted above, shareholders' equity includes net unrealized gain (loss) on securities available-for-sale. At December 31, 1997, the book value of $49.27 per share included $4.31 of unrealized gains on securities and at December 31, 1996, the book value of $43.00 per share included $3.97 of unrealized gains on securities.

A significant portion of both realized and unrealized gains or losses on investments that support long-term life insurance, pension and annuity contracts are expected to be applied to contract benefits. These realized and unrealized gains or losses are included in net income and shareholders' equity, respectively. Current accounting standards do not require or permit adjustment of policyholder reserves to recognize the full effect of these realized and unrealized gains or losses on future benefit payments in the absence of a contractual obligation requiring their attribution to policyholders.

Market Risk Exposures of Financial Instruments
LNC analyzes and manages the risks arising from market exposures of financial instruments, as well as other risks, in an integrated asset-liability management process that takes diversification into account. By aggregating the potential effect of market and other risks of the entire enterprise, LNC estimates, reviews and in some cases manages the risk to its earnings and shareholder value. LNC has material exposures to several market risks including interest rate, default risk, foreign currency exchange and equity price risks.

The exposures of financial instruments to market risks, and the related risk management processes, are most important in the Life Insurance and Annuities segment. This segment is where most of the invested assets support accumulation and investment oriented insurance products. As an important element of its integrated asset-liability management process, LNC uses derivatives to minimize the effects of changes in interest rate levels and the shape of the yield curve. In this context, derivatives are designated as a hedge and serve to reduce interest rate risk by mitigating the effect of large rises in interest rates on LNC's stream of earnings. Additional market exposures exist in LNC's other general account insurance products and in its debt structure and derivatives positions. The primary sources of market risk are: 1) substantial, relatively rapid and sustained increases or decreases in interest rates, 2) fluctuations in currency exchange rates 3) a sharp drop in equity market values. Each of these market risks are discussed in detail in the following pages.

1)  Interest Rate Risk
Accumulation and Investment Oriented Insurance Products. General account assets supporting accumulation and investment oriented insurance products total $22.4 billion or 75% of total invested assets. Fixed maturity and equity securities are held at fair value on the balance sheet, mortgage loans on real estate are held at amortized cost and real estate is held at cost less depreciation while liabilities are generally held at account values less surrender charges (see note 1 to the consolidated financial statements on page 40). The fair values for mortgage loans on real estate and guaranteed interest rate contracts are calculated on a discounted cash flow basis while fixed annuities and other deposit liabilities are at policy cash surrender value (see note 8 to the consolidated financial statements on page 58).

With respect to these products, LNC seeks to earn a stable and profitable spread between investment income and interest credited to account values. If LNC has adverse experience on investments that cannot be passed through to customers, its spreads are reduced. Alternatively, LNC may seek to maintain spreads and this may result in crediting rates that are not competitive in the market place. This strategy could result in adverse surrender experience on policies and could force LNC to liquidate a portion of its portfolio to fund excess cash surrender value benefits.

LNC does not view the near term risk to spreads over the next twelve months to be material. The combination of a probable range of interest rate changes over the next twelve months, asset-liability management strategies, flexibility in adjusting crediting rate levels and protection afforded by policy surrender charges and other switching costs all work together to minimize this risk. The interest rate scenarios of concern are those in which there is a substantial, relatively rapid increase or decrease in interest rates that is then sustained over a long period.

Fixed Deferred Annuities. Assets of $15.6 billion supports the biggest category of accumulation and investment oriented insurance products, fixed deferred annuities. For these products, LNC may adjust renewal crediting rates monthly or annually, subject to guaranteed minimums ranging from 3.0% to 4.5%. The higher minimums apply to in-force blocks of older products that no longer are sold. Annuity insurance customers have the right to surrender their policies at account value less a surrender charge that grades to zero over periods ranging from 5 to 10 years from policy issue date or, in some cases, the date of each premium received. Due to LNC's ability to change crediting rates to reflect investment experience, the underlying assets are assumed to be a good proxy for the interest rate risk inherent in these liabilities. This assumption is appropriate for probable movements in interest rates over the next 12 months. This assumption may not be appropriate for a substantial, relatively rapid increase or decrease in interest rates that is then sustained over a long period.

Universal Life. LNC has $3.4 billion in assets supporting universal life insurance on which it has the right to adjust renewal crediting rates subject to guaranteed minimums ranging from 4% to 5% at December 31, 1997. Similar to annuities, universal life insurance customers have the right to surrender their policies at account value less a surrender charge that grades to zero over periods ranging from 5 to 10 years from policy issue date or, in some cases, the date of each premium received.

Guaranteed Interest Contracts and Group Pension Annuities. LNC has assets totaling $3.4 billion that support guaranteed interest contracts, group pension annuities and immediate annuities. Generally, the cash flows expected on these liabilities do not vary with fluctuations in market interest rates and are not adjustable by LNC. Accordingly, if experience on the assets supporting these products is more adverse than the assumptions used in pricing the products, spreads will tend to be below expectations. LNC limits exposure to interest rate risk by managing the duration and maturity structure of each investment portfolio in relation to the liabilities it supports.

Other General Account Insurance products. LNC has $7.4 billion of assets supporting general account products, including disability income and term life insurance. For these products, the liability cash flows may have actuarial uncertainty. However, their amounts and timing do not vary significantly with interest rates. LNC limits interest rate risk by analyzing the duration of the projected cash flows and structuring investment portfolios with similar durations.

Interest Rate Risk--Falling Rates. After rising in 1994, interest rates fell in 1995, rose again in 1996 and declined in 1997. For example, the five-year Treasury yield rose from 5.2% to 7.8% during 1994 and fell back to 5.4% at the end of 1995, increased to 6.2% by the end of 1996 and decreased to 5.7 % by the end of 1997. Under scenarios in which interest rates fall and remain at levels significantly lower than those prevailing at December 31, 1997, minimum guarantees on annuity and universal life insurance policies (generally 3.0% to 4.5% or an average of approximately 4%) could cause the spread between the yield on the portfolio and the interest rate credited to policyholders to deteriorate. Select contracts that specify these minimum guarantees can be amended periodically to reflect current interest rate conditions. The earned rate on the annuity and universal life insurance portfolios averaged 7.8% and 7.9%, respectively, for the year ended December 31, 1997, providing a cushion for further decline before the earned rates would be insufficient to cover minimum guaranteed rates plus the target spread. The maturity structure and call provisions of the related portfolios are structured to afford protection against erosion of this cushion for a period of time. However, spreads would be at risk if interest rates continued to fall and remained lower for a long period. LNC manages these exposures by maintaining a suitable maturity structure and by limiting its exposure to call risk in each respective investment portfolio.

LNC believes that the portfolios supporting its accumulation and investment oriented insurance products have a prudent degree of call protection individually and on a consolidated basis. The mortgage-backed securities ("MBS") and asset- backed securities ("ABS") portion of the portfolio represents a total of $4.5 billion or 20% of the $22.4 billion of general account assets supporting such products. Of this portfolio, 13% of general account assets or $3.0 billion is subject to residential prepayment risk from investments made in Collateralized Mortgage Obligations ("CMOs"), mortgage pass-throughs, manufactured housing and home equity loans. LNC's MBS portfolio has equal to or slightly less prepayment risk than the MBS pass-through market in general primarily due to holding more seasoned securities in the portfolio. Due to the combination of recent lower interest rates and increased efficiency by mortgage-holders in exercising their prepayment options, the riskiness of these securities has increased over the last few years without a compensating adjustment to risk premiums. This trend has also reduced the degree of protection provided by the purchase of protected amortization class CMOs. As a result, LNC has reduced its exposure to the MBS asset class in recent years.

Interest Rate Risk--Rising Rates. For both annuities and universal life insurance, a rapid and sustained rise in interest rates poses risks of deteriorating spreads and high surrenders. The portfolios supporting these products have fixed-rate assets laddered over maturities generally ranging from one to ten years or more. Accordingly, the earned rate on each portfolio lags behind changes in market yields. As rates rise, the lag may be increased by slowing MBS prepayments. The greater and faster the rise in interest rates, the more the earned rate will tend to lag behind market rates. If LNC sets renewal crediting rates to earn the desired spread, the gap between its renewal crediting rates and competitors' new money rates may be wide enough to cause increased surrenders. If LNC credits more competitive renewal rates to limit surrenders, its spreads will narrow. LNC devotes extensive effort to evaluating these risks by simulating asset and liability cash flows for a wide range of interest rate scenarios. Such analysis has led to adjustments in the target maturity structure and to hedging the risk of rising rates by buying out-of-the-money interest rate cap agreements and swaptions (see discussion below). With this hedge, the potential adverse impact of a rapid and sustained rise in rates is kept within corporate risk tolerances. LNC believes that the risks of rising interest rates are also mitigated by its emphasis on periodic premium products.

Debt. LNC has short-term debt, long-term debt, and minority interest-preferred securities of subsidiary companies totaling $1.1 billion ($835.6 million of this debt is at fixed rates and $287.6 million is at floating rates). LNC manages the timing of maturities and the mixture of fixed-rate and floating-rate debt as part of the process of integrated management of interest rate risk for the entire enterprise.

Derivatives. As indicated in note 7 to the consolidated financial statements on page 56, LNC has entered into derivative transactions to reduce its exposure to rapid rises in interest rates. The four programs discussed below are used to help LNC achieve more stable margins while providing competitive crediting rates to policyholders during periods when interest rates are rising. Failure to maintain competitive crediting rates could cause policyholders to withdraw their funds and place them in more competitive products.

LNC uses interest rate cap agreements to hedge against the negative impact of a significant and sustained rise in interest rates. Interest rate caps are contracts that require counterparties to pay LNC at specified future dates the amount, if any, by which a specified market interest rate exceeds the cap rate stated in the agreements, applied to a notional amount. As of December 31, 1997, LNC had agreements with notional amounts of $4.9 billion with cap rates ranging from 245 to 504 basis points above prevailing interest rates. The cap rates in some contracts increase over time. These agreements expire in 1998 through 2003.

LNC also uses swaptions to hedge against the negative impact of a significant and sustained rise in interest rates. Swaptions are options to enter into a swap at a specified future date. If the option is exercised at expiration, the option is either settled in cash or exercised into a swap agreement. LNC purchases swaptions to be settled in cash. At expiration, the counterparty is required to pay LNC the amount, if any, of the present value of the difference between the fixed rate on a market rate swap and the strike rate stated in the agreement, applied to a notional amount. As of December 31, 1997, LNC had agreements with notional amounts of $1.752 billion with strike rates ranging from 224 to 350 basis points above prevailing interest rates. These agreements expire in 2002 and 2003.

For future periods, the fair value of LNC's interest rate caps and swaptions depends on the levels of interest rates on U.S. Treasury securities with maturities of two, five, seven and 10 years and U.S. dollar swap rates with five, seven and 10 year maturities. The table below analyzes fair value levels at December 31, 1997 and for the next five years if the rates were 2%, 4%, 6%, 8%,10% or 12% higher than they were at December 31, 1997. In relation to the level of these rates at December 31, 1997, the cap and swaption rates were from 2.24% to 5.04% out-of-the-money, i.e., higher. The table below shows the fair value levels of interest rate caps and swaptions under these scenarios.


Year Ended December 31 (in millions)             1997      1998       1999      2000      2001      2002

No change................................... $    7.8   $   4.0   $    1.4   $    .0   $    .0   $    .0
Up   2% ....................................     54.6      32.3       14.6       0.1        .0        .0
Up   4% ....................................    188.3     123.0       70.8      27.7       6.0       0.4
Up   6% ....................................    422.2     304.1      198.6     111.9      54.4      23.2
Up   8% ....................................    681.4     522.2      367.3     233.7     136.0      79.5
Up 10% .....................................    936.3     746.6      550.4     376.2     242.5     158.7
Up 12% .....................................   1181.0     970.4      741.8     533.4     367.7     259.5

LNC uses exchange-traded financial futures contracts and options on financial futures to hedge against interest rate risks and to manage duration of a portion of its fixed maturity securities. Financial futures contracts obligate LNC to buy or sell a financial instrument at a specified future date for a specified price. They may be settled in cash or through delivery of the financial instrument. Cash settlements on the change in market values of financial futures contracts are made daily. Put options on a financial futures contract give LNC the right, but not the obligation, to assume a long or short position in the underlying futures contract at a specified price during a specified time period. As of December 31, 1997, LNC did not have any open futures or options on futures.

LNC uses interest rate swap agreements to hedge its exposure to floating rate bond coupon payments, replicating a fixed rate bond. An interest rate swap is a contractual agreement to exchange payments at one or more times based on the actual or expected price, level, performance or value of one or more underlying interests. LNC is required to pay the counterparty the stream of variable coupon payments generated from the bonds, and in turn, receives a fixed payment from the counterparty, at a predetermined interest rate. As of December 31, 1997, LNC had a swap agreement with a notional amount of $10.0 million that expires in 2000.

In addition to continuing existing programs, LNC may use derivative products in other strategies to limit risk and enhance returns, particularly in the management of investment spread businesses. LNC has established policies, guidelines and internal control procedures for the use of derivatives as tools to enhance management of the overall portfolio of risks assumed in LNC's operations.

The table below provides a general measure of LNC's significant interest rate risk (principal amounts are shown by year of maturity and include amortization of premiums and discounts) as of December 31, 1997.

                                                                                           There-                Fair
(in millions of dollars)                 1998       1999     2000      2001      2002      after      Total     Value

Rate Sensitive Assets:

Fixed maturity securities . . .           665       855       904     1,086     1,197      20,665    25,373    24,066
Average interest rate   . . . .         8.01%     7.73%     7.38%     7.67%     7.43%       7.96%     7.88%

Mortgage loans . . . . . . . . .        188.3     119.2     266.0     138.0     233.4     2,349.8   3,294.8   3,473.5
Average interest rate  . . . . .        9.37%     9.36%     9.13%     8.71%     8.60%       8.54%     8.68%


Rate Sensitive Liabilities:

Guaranteed interest contracts:
Interest paid out annually. . . .       148.4     179.9     106.1                                     434.4     446.2
Average interest rate . . . . . .       6.55%     7.20%     6.97%                                     6.92%
Interest paid at maturity . . . .       327.9     130.7     159.9     34.9        1.4        49.8     704.6     723.7
Average interest rate   . . . . .       6.45%     6.87%     7.16%     8.15%     6.18%      10.70%     7.07%

Investment type insurance
 contracts, excluding
 guaranteed insurance
 contracts (1) . . . . . . . . .        583.6     705.3     800.5     952.2   1,154.9    13,436.2  17,632.7  18,329.2
Average interest rate  . . . . .        8.12%     7.74%     7.77%     7.80%     7.62%       8.00%     7.99%

Debt(2) . . . . . . . . . . . .         297.2     100.1        .1        .5     100.0       628.3   1,126.2   1,161.8
Average interest rate  . . . .          5.83%     7.13%                         7.63%       8.30%     7.48%


Rate Sensitive Derivative
 Financial Instruments:

Interest rate caps and
 swaptions (3)
Outstanding cap notional  . .         3,100.0   2,041.0   2,619.0   3.107.0   2,459.0       517.0                 7.8
Average strike rate (4)   . .            9.6%      9.9%      9.2%      8.9%      8.8%        9.1%
Forward CMT curve (5)   . . .            5.7%      5.8%      5.8%      5.8%      5.8%        5.9%

(1) The information shown is for the fixed maturity securities and mortgage loans that support these insurance contracts.
(2) Includes minority interest-preferred securities of subsidiary companies.
(3) Swaptions notional is shown converted to cap equivalent.
(4) The indexes are a mixture of five-year and ten-year Constant Maturity Treasury ("CMT") and Constant Maturity Swap ("CMS").
(5) The CMT curve is the five-year constant maturity treasury forward curve.

2) Foreign Currency Risk
Foreign Currency Denominated Investments. LNC invests in foreign currency securities for incremental return and risk diversification relative to United States Dollar-Denominated ("USD") securities. The fair value of foreign securities which are denominated in 16 different foreign currencies, as of December 31, 1997 was $519.8 million. LNC periodically uses a combination of foreign exchange forward contracts, foreign currency options, and foreign currency swaps to hedge some of the foreign exchange risk related to its investments in securities denominated in foreign currencies. The currency risk is hedged using foreign currency derivatives of the same currency as the bonds. Unhedged, a 10% adverse move in the currency would create a $52.0 million pre-tax loss. The aggregate USD equivalent of forward currency positions hedging the portfolio was $172.8 million; the unhedged amount of the portfolio was $347.0 million. A 10% adverse currency move has thus been reduced to $34.7 million pre-tax through hedging. This number is approximate because not all foreign currency derivatives are "at- the-money spot." The table below shows LNC's exposure to foreign currency securities. Also included is the relevant information relating the foreign currency derivatives that are hedging the currency risk of these securities. The table below presents the principal (notional) amount in U.S. dollar equivalents by expected maturity for LNC's foreign currency denominated investments.


December 31, 1997                                                                There-                  Fair
(in millions of dollars)       1998      1999      2000      2001     2002        after    Total        Value


Currencies
Canadian Dollar. . . . .        2.9      15.4        .6       7.0      3.6         54.0     83.5         91.2

  Interest Rate . . . . . .   8.76%     8.78%     5.57%     7.73%    8.16%        6.97%

British Pound  . . . . . .                                                         78.3     78.3         90.0
  Interest Rate   . . . . .                                                       7.25%

Japanese Yen  . . .                                                   28.5         36.6     65.1         73.6
  Interest Rate  . . . .                                             1.08%        1.77%

German Mark  . . . . .                                                18.0         44.1     62.1         67.3
  Interest Rate  . . . . .                                           4.90%        5.34%

Italian Lira  . . . . . . .                                                        44.9     44.9         54.8
  Interest Rate  . . . . .                                                        7.16%

All Other Currencies .         16.3       2.0      25.2      11.6      7.5         72.3    134.9        142.9
  Interest Rate  . . . . .   17.44%    13.12%     8.18%     7.90%    6.61%        6.21%

Derivatives
  Forwards . . . . . . . . .  163.1                                                        163.1          5.4
  Swaps    . . . . . . . . .                                                       15.0     15.0         (2.1)


Foreign Currency Forward Contracts. LNC uses foreign currency forward contracts to actively hedge some of the foreign exchange risk related to its investments in fixed maturity securities denominated in foreign currencies. LNC typically engages in short-term currency forward contracts of less than six months and actively monitors currency markets in determining those currencies to hedge, the duration of the hedge and the nominal amount to hedge. A foreign currency forward contract obligates LNC to deliver a specified amount of currency at a future date at a specified exchange rate. The value of the foreign exchange forward contracts at any given point fluctuates according to the underlying level of exchange rate and interest rate differentials. As of December 31, 1997, LNC had agreements with notional amounts of $163.1 million in foreign exchange forward contracts for an average overall hedge ratio of 38%. These contracts include hedges against British Pounds (60% hedged), Japanese Yen (73% hedged) and Italian Lira (25% hedged) with average forward foreign exchange rates of 1.610, 120.750 and 1826.100, respectively. LNC periodically uses foreign exchange forward contracts to hedge against foreign exchange risk related to LNC's investment in its British subsidiary, Lincoln National (UK). As of December 31, 1997, LNC did not have any open foreign exchange forward contracts related to its investment in Lincoln National (UK).

Foreign Currency Options. A foreign currency option gives LNC the right, but not the obligation, to buy or sell a foreign currency at a specific exchange rate during a specified time period. LNC has historically used options that were slightly "out-of-the-money" resulting in a "corridor" of currency risk assumed, but limited the risk above the strike price. At December 31, 1997, LNC did not have any open positions in foreign currency options.

Foreign Currency Swaps. A foreign currency swap is a contractual agreement to exchange the currencies of two different countries pursuant to an agreement to re-exchange the two currencies at the same rate of exchange at a specified future date. As of December 31, 1997, LNC had a foreign currency swap with a notional amount of $15.0 million.

3) Equity Market Exposures
LNC's revenues, assets, liabilities and derivatives are exposed to equity market risk.

Fee Revenues. The fee revenues of LNC's Investment Management segment and fees earned from variable annuities are exposed to the risk of a decline in equity market values. These fees are generally a fixed percentage of the market value of assets under management. In a severe equity market decline, fee income could be reduced by not only reduced market valuations but also by customer withdrawals. Such withdrawals from equity funds and accounts might be partially offset by transfers to LNC's fixed-income accounts and the transfer of funds to LNC by its competitors' customers.

Assets. While LNC invests in equity assets with the expectation of achieving higher returns than would be available in its core fixed-income investments, the returns on, and values of, these equity investments are subject to somewhat greater market risk than its fixed income investments. These investments, however, add diversification benefits to LNC's fixed income investments. The table below shows the sensitivity of price changes to LNC's equity assets owned as of December 31, 1997.

                                                         10% Fair     10% Fair
                               Carrying         Fair        Value        Value
December 31, 1997(in millions)    Value        Value     Increase     Decrease

U.S.  Equities   . . . . . .   $  498.1     $  498.1     $  547.9     $  448.3
Foreign Equities . . . .   .      157.7        157.7        173.5        141.9
Emerging Market Equities   .        4.6          4.6          5.1          4.1
     Sub-Total  . . . . . . .     660.4        660.4        726.5        594.3

Real Estate  . . . . . . . .      576.0        621.3        683.4        559.2
Other Equity Interests  . . .     202.1        245.5        270.1        220.9
     Total    . . . . . . . .  $1,438.5     $1,527.2     $1,680.0     $1,374.4

Liabilities. LNC has an exposure to foreign currency equity risk with respect to unit-linked annuity policies issued in the UK. As of December 31, 1997, the aggregate U.S dollar equivalent amount of account value is $59.4 million. LNC also has a small exposure to U.S. equity markets through reinsurance contracts that reinsure equity-indexed annuities. The aggregate amount of account value of these annuities is $6.6 million. These risks are being hedged with equity derivatives as discussed below.

Derivatives Hedging Equity Risks. LNC has two programs hedging equity market risk in annuities issued in the U.K. and U.S. that contain equity features.

LNC uses Over-the-Counter ("OTC") foreign currency equity call options to hedge against the foreign equity market risk component contained in its U.K. unit-linked annuities which are a function of the Financial Times Stock Exchange ("FTSE") index. These call options require the counterparties to pay LNC at specified future expiration dates the amount, if any, of the percentage increase in the FTSE index over the strike price defined in the contract, applied to a notional amount. As of December 31, 1997, LNC had agreements with notional amounts of $14.1 million. The call options expirations are matched to the liabilities and expire in 1998 through 2001.

LNC uses OTC equity call options on the S&P 500 index to hedge against the increase in its liabilities resulting from certain reinsurance agreements which guarantee payment of the appreciation of the S&P 500 index on certain underlying annuity products. These call options require the counterparty to pay LNC at specified future expiration dates the amount, if any, of the percentage increase in the S&P 500 index over the strike price defined in the contract, applied to the notional amount. The reinsurance agreement then requires LNC to pay any appreciation on the S&P 500 index to the reinsurance client. As of December 31, 1997, LNC had agreements with notional amounts of $5.3 million. The call options expirations are matched to the liabilities and expire in 2005.

Default Risk. In assessing the risk that the rate of default losses for each category of asset may be higher than the rates assumed in pricing its products, LNC considers the entire $29.8 billion portfolio of invested assets, taking diversification into account. Of this total, $16.6 billion consists of corporate bonds and $3.3 billion consists of commercial mortgages. LNC manages the risk of adverse default experience on these investments by applying disciplined credit evaluation and underwriting standards, prudently limiting allocations to lower-quality, higher-yielding investments, and diversifying exposures by issuer, industry, region and property type. For each counterparty or borrowing entity and its affiliates, LNC's exposures from all transactions are aggregated and managed in relation to formal limits set by rating quality and industry group. LNC remains exposed to occasional adverse cyclical economic downturns during which default rates may be significantly higher than the long-term historical average used in pricing.

LNC is depending on the ability of derivative product dealers and their guarantors to honor their obligations to pay the contract amounts under interest rate cap agreements, swaptions, spread-lock agreements, interest rate swaps, call options, foreign currency exchange contracts, foreign currency options and foreign currency swaps. In order to minimize the risk of default losses, LNC diversifies its exposures among several dealers and limits the amount of exposure in accordance with the credit rating of each dealer or its guarantor. LNC generally limits its selection of counterparties that are obligated under these derivative contracts to those with an A credit rating or above.

Credit-Related Derivatives. LNC periodically uses spread-lock agreements to hedge a portion of the value of its fixed maturity securities against the risk of widening in the spreads between their yields and the yields of comparable maturity U.S. or other Government obligations. The actual risk being hedged by these agreements is the potential widening of bond spreads that would be caused by widening swap spreads. Under these agreements, LNC assumed the right and the obligation to enter into an interest rate swap at a future date in which LNC would pay a fixed rate equal to a contractually specified spread over the yield of a specified Government security and receive a floating rate. As of December 31, 1997, LNC did not have any open spread-lock agreements.


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

The consolidated statements of cash flows on page 37 indicate that operating activities provided cash of $1.1 billion, $1.4 billion and $2.2 billion in 1997, 1996 and 1995, respectively. This statement also classifies the other sources and uses of cash by investing activities and financing activities and discloses the amount of cash available at the end of the year to meet LNC's obligations.

Although LNC generates adequate cash flow to meet the needs of its normal operations, periodically LNC may issue debt or equity securities to fund internal expansion, acquisitions, investment opportunities and the retirement of LNC's debt and equity. As of December 31, 1997, LNC had a shelf registration with an unused balance of $600 million that would allow LNC to issue debt or equity securities. In 1996, LNC filed another shelf registration for $500 million which included the right to offer various forms of hybrid securities. These securities, which have a combination of both debt and equity characteristics, are offered through a series of three newly formed trusts (Lincoln National Capital I, II and III). All of these trusts' common securities are owned by LNC. As of December 31, 1997, LNC had an unused balance of $185 million related to this hybrid security registration. Cash funds also are available from LNC's revolving credit agreement, which provides for borrowing up to $750 million (see note 5 to the consolidated financial statements on page
50).

Recent transactions also include LNC's purchase and retirement of 4,948,900 and 694,582 shares of common stock at a cost of $325.3 million and $35.0 million in 1997 and 1996, respectively. The 4,948,900 shares purchased in 1997 includes 4,370,000 shares at a cost of $294.9 million that have been purchased since the June 1997 board authorization to repurchase up to $500 million of common stock.

This leaves a Board authorization to repurchase an additional $205.1 million of LNC's common stock. From January 1, 1998 through February 27, 1998 LNC purchased an additional 623,281 shares at a cost of $46.9 million. Also LNC issued 1,323,144 shares of LNC common stock in 1997 to purchase a subsidiary company (see note 12 to the consolidated financial statements on page 65).

Another transaction that occurred in 1997 that had a major impact on LNC's cash flow was the sale of a subsidiary for $2.65 billion (see note 11 to the consolidated financial statements on page 65). LNC used these proceeds to 1) repurchase $294.9 million of its own common stock, 2) retire $86.7 million in long-term debt and 3) $85.0 million to purchase 49% of Sequrous Serfin Lincoln. Also $447.6 million was set aside to pay the taxes related to the gain on sale of discontinued operations and $1.4 billion was set aside for use in purchasing a block of individual life insurance and annuity business in January 1998 (see note 12 to the consolidated financial statements on page 65). The remaining balance was applied to pay off a portion of LNC's short-term debt and invested for general corporate purposes which could include the purchase of additional subsidiary companies or blocks of business.

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


Holding Company Cash Flow
Year Ended December 31             (in millions)             1997            1996            1995
Dividends from subsidiaries:
  Lincoln Life  . . . . . . . . . . . . . . . . . . .    $  150.0        $  135.0        $  310.0
  American States (subsidiary subsequently
    transferred to discontinued operations )  . . . .        24.7            74.7           199.0
  Other . . . . . . . . . . . . . . . . . . . . . . .        63.2            96.4            29.5
Net investment income .  . . . . . . . . . . . . . . .       10.7             4.3             2.9
Operating expenses  . . . . . . . . . . . . . . . . .       (36.9)          (44.6)          (41.7)
Interest . . . . . . . . . . . . . . . . . . . . . . .      (84.1)          (67.8)          (57.3)
Net sales (purchases) of investments . . . . . . . . .        4.2            91.2            16.6
Increase (decrease) in cash collateral on
 loaned securities   . . . . . . . . . . . . . . . . .      (21.9)          (53.4)           (4.5)
Decrease (increase) in investment in subsidiaries   . .    (116.8)          217.8          (697.1)
Sale of subsidiary (discontinued operations)    . . . .     822.5             --             --
(Investment in) sale of unconsolidated affiliates   . .     (69.0)          (16.0)          194.0
Net increase (decrease) in debt . . . . . .  . . . . .      (72.7)         (178.5)          217.1
Increase in receivables from subsidiaries   . . . . . .     (23.0)          (36.0)            (.3)
Increase (decrease) in loans from subsidiaries  . . . .     454.3            28.2           (42.4)
Decrease (increase) in loans to subsidiaries  . . . . .     414.7          (303.5)         (107.0)
Federal income taxes paid   .  . . . . . . . . . . . . .   (158.0)         (143.8)          (38.3)
Net tax receipts from subsidiaries   . . . . . . . . . .    206.8           122.3            61.5
Dividends paid to shareholders       . . . . . . . . . .   (201.9)         (191.2)         (178.8)
Common stock issued for benefit plans  . . . . . . . . .     33.2            (0.2)           24.1
Retirement of common stock    . . . . . . . . . . . . .    (327.6)          (32.7)           --
Other     . . . . . . . . . . . . . . . . . . . . . . .      24.0           (35.2)           56.4

Cash and invested cash - December 31  . . . . . . . . .  $1,230.2        $  133.8        $  466.8
Other investments - December 31   . . . . . . . . . . .     232.0           227.2            20.3
Debt - December 31   . . . . . . . . . . . . . . . . . .  1,633.5         1,251.9         1,402.1

The table above shows the cash flow activity for the holding company from 1995 through 1997. The line, "net tax receipts from (payments to) subsidiaries", recognizes that the holding company receives tax payments from subsidiaries, pays the consolidated tax liability and reimburses subsidiaries for the tax effect of any taxable operating and capital losses.

LNC's insurance subsidiaries are subject to certain insurance department regulatory restrictions as to the transfer of funds and payments of dividends to the holding company (see note 7 to the consolidated financial statements on page
53). However, these restrictions pose no short-term liquidity concerns for the holding company. The financial strength and stability of the subsidiaries permit ready access to short-term or long-term credit sources for the holding company.

Effect of Inflation
LNC's insurance affiliates, as well as other companies in the insurance industry, attempt to minimize the effect of inflation on their revenues and expenses by anticipating inflationary trends in the pricing of their products. Inflation, except for changes in interest rates, does not have a significant effect on LNC's balance sheet due to the minimal amount of dollars invested in property, plant and equipment and the absence of inventories.

Item 8.  Financial Statements and Supplementary Data

                                                                            (in millions, except per share)
Operating Results by Quarter                                     1st Qtr       2nd Qtr       3rd Qtr       4th Qtr
1997 Data
Premiums and other considerations ..........................    $  626.6     $   567.8      $  661.5     $   669.2
Net investment income ......................................       559.4         557.8         548.5         585.1
Realized gain on investments ...............................        12.1           2.5          57.0          51.0

Net income (loss) from continuing operations (1) ...........    $   83.0     $   (48.0)     $  124.9     $  (137.7)
Discontinued operations (1) ................................        48.3          40.2          46.4         776.9
   Net Income (Loss) .......................................    $  131.3     $    (7.8)     $  171.3     $   639.2

Net income (loss) from continuing
 operations per share (2) ..................................    $    .79     $    (.46)     $   1.20     $   (1.34)
Discontinued operations per share (2) ......................         .47           .39           .45          7.55
   Net Income (Loss) Per Share (2) .........................    $   1.26     $    (.07)     $   1.65     $    6.21


1996 Data
Premiums and other considerations ..........................    $  584.7     $   617.1      $   688.1     $  663.3
Net investment income ......................................       491.2         505.8          520.0        570.9
Realized gain (loss) on investments ........................        50.1          22.2            (.7)        20.9

Net income from continuing operations ......................    $   93.4     $    85.3      $    83.0     $   94.7
Discontinued operations ....................................        46.6          26.1           36.3         48.2
   Net Income ..............................................       140.0     $   111.4      $   119.3     $  142.9

Net income from continuing
 operations per share (2) ..................................    $    .88     $     .81      $     .78     $    .90
Discontinued operations per share (2) ......................         .45           .25            .35          .46
 Net Income Per Share (2) ..................................    $   1.33     $    1.06      $    1.13     $   1.36

(1) Net income (loss) from continuing operations for the second and fourth quarters of 1997 include special charges for changes in estimates on reserves. The discontinued operations amount for the fourth quarter of 1997 includes the gain on sale of the discontinued operations (see notes 2 and 11 to the consolidated financial statements on pages 43 and 64, respectively).

(2) Per share amounts for all periods shown are shown on a diluted basis in conformance with the provisions of Financial Accounting Standard No. 128 (see note 2 to the consolidated financial statements on page 43).

Consolidated Financial Statements
The consolidated financial statements of Lincoln National Corporation and Subsidiaries follow on pages 34 through 66.

                         LINCOLN NATIONAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS

December 31              (000s omitted)                     1997           1996

ASSETS

Investments:

  Securities available-for-sale, at fair value:
    Fixed maturity
    (cost: 1997-$22,626,036; 1996-$23,205,273) ....  $24,066,376    $24,096,669
    Equity
    (cost: 1997-$517,156; 1996-$434,502)  .........      660,428        557,565

  Mortgage loans on real estate ...................    3,288,112      3,240,686

  Real estate .....................................      575,956        655,024

  Policy loans ....................................      763,148        734,773

  Other investments ...............................      464,826        445,279

     Total Investments ............................   29,818,846     29,729,996

Investment in unconsolidated affiliates ...........       20,975         21,004

Cash and invested cash ............................    3,794,706      1,144,766

Property and equipment ............................      189,811        196,044

Deferred acquisition costs ........................    1,623,845      1,689,716

Premiums and fees receivable ......................      197,509        237,345

Accrued investment income .........................      423,008        417,582

Assets held in separate accounts ..................   37,138,845     28,809,137

Amounts recoverable from reinsurers ...............    2,350,766      2,328,514

Goodwill ..........................................      457,729        351,707

Other intangible assets ...........................      613,909        708,446

Other assets ......................................      544,759        596,420

Discontinued operations - investment assets .......         --        4,314,968

Discontinued operations - other assets ............         --        1,167,760

    Total Assets ..................................  $77,174,708    $71,713,405



December 31             (000s omitted)                              1997           1996

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Insurance and Investment Contract Liabilities:

  Insurance policy and claim reserves ......................... $11,266,272     $10,457,896

  Contractholder funds ........................................  20,063,393      21,165,410

  Liabilities related to separate accounts ....................  37,138,845      28,809,137

     Total Insurance and Investment Contract Liabilities ......  68,468,510      60,432,443

  Federal income taxes ........................................     487,805         161,501

  Short-term debt .............................................     297,208         188,960

  Long-term debt ..............................................     511,037         626,311

  Minority interest - preferred securities of
   subsidiary companies .......................................     315,000         315,000

  Other liabilities ...........................................   2,112,233       1,417,377

  Discontinued operations-insurance liabilities ...............        --         3,650,805

  Discontinued operations-other liabilities ...................        --           451,052

       Total Liabilities.......................................  72,191,793      67,243,449

Shareholders' Equity:
  Series A preferred stock - 10,000,000 shares authorized
   (1997 liquidation value - $2,807) ..........................       1,153           1,212

  Common stock  - 800,000,000 shares authorized ...............     966,461         904,331

  Retained earnings............................................   3,533,105       3,082,368

  Accumulated Other Comprehensive Income:
  Foreign currency translation adjustment .....................      46,204          66,454
  Net unrealized gain (loss) on securities available-for-sale .     435,992         415,591

      Total Accumulated Other Comprehensive Income ............     482,196         482,045

      Total Shareholders' Equity ..............................   4,982,915       4,469,956

      Total Liabilities and Shareholders' Equity .............. $77,174,708     $71,713,405

See notes to the consolidated financial statements on pages 40 - 65.


                            LINCOLN NATIONAL CORPORATION
                         CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31       (000s omitted)                 1997              1996         1995
Revenue:

  Insurance premiums .................................$1,328,735        $1,519,169   $1,514,001
  Insurance fees  ....................................   832,153           713,519      600,279
  Investment advisory fees ...........................   204,926           180,792      125,593
  Net investment income .............................. 2,250,764         2,087,946    1,979,663
  Equity in earnings of  unconsolidated affiliates ...      --               1,416       13,887
  Realized gain (loss) on investments ................   122,570            92,520      157,606
  Gain on sale of subsidiaries .......................      --               --          82,545
  Other revenue and fees .............................   159,331           138,246      112,913
    Total Revenue .................................... 4,898,479         4,733,608    4,586,487

Benefits and Expenses:

  Benefits ........................................... 3,191,733         2,709,881    2,851,321
  Underwriting, acquisition,
    insurance and other expenses ..................... 1,579,341         1,434,948    1,248,233
  Interest and debt expense ..........................    92,524            84,721       72,516

    Total Benefits and Expenses ...................... 4,863,598         4,229,550    4,172,070

    Net Income from Continuing Operations
     Before Federal Income Taxes .....................    34,881           504,058      414,417

Federal income tax expense ...........................    12,651           147,669      113,007

    Net Income from Continuing Operations ............    22,230           356,389      301,410

Discontinued Operations (Net of income taxes):
  Income prior to disposal ...........................   134,886           157,169      180,776
  Gain on disposal ...................................   776,872             --            --
    Net Income .......................................$  933,988        $  513,558   $  482,186


Earnings Per Common Share-Basic: .....................                    Restated     Restated
  Net Income (Loss) from Continuing Operations .......$      .22        $     3.43   $     2.99
  Discontinued Operations ............................      8.89              1.52         1.79
     Net Income ......................................$     9.11        $     4.95   $     4.78

Earnings Per Common Share-Diluted:
  Net Income (Loss) from Continuing Operations .......$      .21        $     3.38   $     2.88
  Discontinued Operations ............................      8.77              1.49         1.72
     Net Income.......................................$     8.98        $     4.87   $     4.60


See notes to the consolidated financial statements on pages 40-65.



                        LINCOLN NATIONAL CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31         (000s omitted)                     1997            1996             1995


Cash Flows from Operating Activities:
Net income . . . . . . . . . . . . . . . . . . . . . . . .$    933,988      $   513,558       $   482,186
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
   Deferred acquisition costs    . . . . . . . . . . . . .     (23,519)          34,471           (44,710)
   Premiums and fees receivable   . . . . . . . . . . . .       39,836          (77,379)          (22,633)
   Accrued investment income    . . . . . . . . . . . . .       (5,426)         (22,079)          (49,059)
   Policy liabilities and accruals    . . . . . . . . . .      540,676           71,471           273,247
   Contractholder funds    . . . . . . . . . . . . . . . .     636,600        1,280,205         1,630,708
   Amounts recoverable from reinsurers     . . . . . . . .     (22,252)        (128,538)         (462,032)
   Federal income taxes    . . . . . . . . . . . . . . . .     255,105           30,418           264,856
   Equity in undistributed earnings of
    unconsolidated affiliates    . . . . . . . . . . . . .        --             (1,428)          (11,493)
   Provisions for depreciation   . . . . . . . . . . . . .      58,136           51,328            49,292
   Amortization of goodwill and other
     intangible assets    . . . . . . . . . . . . . . . .       82,396           70,748            51,632
   Realized (gain) loss on investments   . . . . . . . . .    (122,570)         (92,520)         (157,606)
    Gain on sale of subsidiaries/
    discontinued operations . . . . . . . . . . . . . . .   (1,192,226)            --             (82,545)
   Other   . . . . . . . . . . . . . . . . . . . . . . . .     (69,056)        (358,901)          264,447
      Net Adjustments    . . . . . . . . . . . . . . . . .     177,700          857,796         1,704,104
      Net Cash Provided by Operating Activities   . . . .    1,111,688        1,371,354         2,186,290

Cash Flows from Investing Activities:
Securities available-for-sale:
  Purchases     . . . . . . . . . . . . . . . . . . . . .  (10,740,292)     (13,127,740)      (14,291,590)
  Sales     . . . . . . . . . . . . . . . . . . . . . . .   10,098,697       12,135,338        13,149,321
  Maturities      . . . . . . . . . . . . . . . . . . . .    1,461,390          981,264           965,460
Purchase of other investments     . . . . . . . . . . . .   (2,128,852)      (2,333,222)       (1,759,349)
Sale or maturity of other investments     . . . . . . . .    1,961,551        2,187,615           990,125
Sale of subsidiary/discontinued operations    . . . . . .    2,650,000            --              186,900
Purchase of affiliates/business     . . . . . . . . . . .      (11,847)         (71,593)         (736,966)
Increase (decrease) in cash collateral on
 loaned securities     . . . . . . . . . . . . . . . . . .     353,550          (97,257)          (39,223)
Other    . . . . . . . . . . . . . . . . . . . . . . . . .     121,065         (146,768)         (212,898)

    Net Cash Provided by (Used in)
     Investing Activities  . . . . . . . . . . . . . . . .   3,765,262         (472,363)       (1,748,220)

Cash Flows from Financing Activities:
Principal payments on long-term debt . . . . . . . . . . .    (116,942)         (35,074)          (14,182)
Issuance of long-term debt    . . . . . . . . . . . . . .        1,118            2,082           197,785
Net increase (decrease) in short-term debt     . . . . . .     108,248         (237,888)           25,785
Minority interest-preferred securities of
 subsidiary companies     . . . . . . . . . . . . . . . .        --             315,000              --
Universal life and investment contract deposits  . . . .       986,541        1,125,532         2,094,239
Universal life and investment contract withdrawals . .      (2,709,662)      (2,366,725)       (2,149,326)
Common stock issued for benefit plans   . . . . . . . . .       33,199             (565)           24,097
Retirement of common stock   . . . . . . . . . . . . . . .    (327,585)         (32,716)            --
Proceeds from sale of minority interest in subsidiary            --             215,182             --
Dividends paid to shareholders   . . . . . . . . . . . . .    (201,927)        (191,223)         (178,805)

   Net Cash Provided by (Used in) Financing Activities      (2,227,010)      (1,206,395)             (407)
   Net Increase (Decrease) in Cash  . . . . . . . . . . .    2,649,940         (307,404)          437,663
Cash at Beginning-of-Year . . . . . . . . . . . . . . . .    1,144,766        1,452,170         1,014,507

   Cash at End-of-Year  . . . . . . . . . . . . . . . . . $  3,794,706      $ 1,144,766       $ 1,452,170

See notes to the consolidated financial statements on pages 40-65




                         LINCOLN NATIONAL CORPORATION
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

Year Ended December 31         (000s omitted)                  1997            1996            1995

Preferred Stock:

 Series A Preferred Stock:
   Balance at beginning-of-year .........................$    1,212      $     1,335    $     1,420
   Conversion into common stock .........................       (59)            (123)           (85)
     Balance at End-of-Year .............................     1,153            1,212          1,335

 Series E and F Preferred Stock:
   Balance at beginning-of-year .........................       --               --         309,913
   Conversion into common stock .........................       --               --        (309,913)
     Balance at End-of-Year .............................       --               --              --

Common Stock:

  Balance at beginning-of-year ..........................   904,331          907,432        573,338
  Conversion of series A preferred stock ................        59              123             85
  Conversion of series E and F preferred stock ..........       --               --         309,913
  Issued for benefit plans  .............................    34,592            7,597         26,888
  Shares forfeited under benefit plans  .................    (1,393)          (4,771)        (2,792)
  Issued for purchase of subsidiaries ...................    74,390             --             --
  Retirement of common stock ............................   (45,518)          (6,050)          --
     Balance at End-of-Year  ............................   966,461          904,331        907,432

Retained Earnings:

  Balance at beginning-of-year .........................  3,082,368        2,757,762      2,461,576

  Comprehensive income .................................    934,139          284,010      1,497,966
  Less other comprehensive income (loss):
    Foreign currency translation .......................    (20,250)          53,041          6,523
    Net unrealized gain (loss) on securities
     available-for-sale ................................     20,401         (282,589)     1,009,257
         Net Income  ...................................    933,988          513,558        482,186

  Realized gain (loss) on sale of minority
    interest in subsidiary .............................        --            34,121            --
  Retirement of common stock ...........................   (279,808)         (28,925)           --

 Dividends declared:
    Series A Preferred ($3.00 per share)................       (106)            (112)          (123)
    Series E Preferred ($1.89 per share) ...............        --               --          (4,168)
    Series F Preferred ($1.97 per share) ...............        --               --          (4,364)
    Common stock (1997 - $1.99;
      1996 - $1.87; 1995 - $1.75) ......................   (203,337)        (194,036)      (177,345)

      Balance at End-of-Year ...........................  3,533,105        3,082,368      2,757,762



Year Ended December 31       (000s omitted)              1997          1996           1995
Foreign Currency Translation Adjustment:

  Accumulated adjustment at beginning-of-year ....     66,454        13,413          6,890
  Change during the year..........................    (20,250)       53,041          6,523
     Balance at End-of-Year ......................     46,204        66,454         13,413

Net Unrealized Gain (Loss) on Securities
 Available-for-sale:

  Balance at beginning-of-year ...................    415,591       698,180       (311,077)
  Realized gain (loss) on sale of
   minority interest in subsidiary ...............        --        (19,101)           --
  Removal of discontinued operations .............   (176,603)          --             --
  Other change during the year ...................    197,004      (263,488)     1,009,257
    Balance at End-of-Year .......................    435,992       415,591        698,180

     Total Shareholders' Equity at End-of-Year ... $4,982,915    $ 4,469,956   $ 4,378,122



Year Ended December 31        (Number of Shares)                  1997            1996              1995
Preferred Stock:

  Series A Preferred Stock:
    Balance at beginning-of-year .........................      36,885          40,646            43,218
    Conversion into common stock .........................      (1,794)         (3,761)           (2,572)
      Balance Issued and Outstanding at End-of-Year ......      35,091          36,885            40,646

  Series E and F Preferred Stock:
    Balance at beginning-of-year .........................         --               --         4,417,897
    Conversion into common stock .........................         --               --        (4,417,897)
      Balance Issued and Outstanding at End-of-Year ......         --               --               --

Common Stock:

  Balance at beginning-of-year ........................... 103,658,575     104,185,117        94,477,942
  Conversion of series A preferred stock .................      14,352          30,088            20,576
  Conversion of series E and F preferred stock ...........         --              --          8,835,794
  Issued for benefit plans ...............................     759,330         250,072           905,361
  Shares forfeited under benefit plans ...................     (21,991)       (112,120)          (54,556)
  Issued for purchase of subsidiaries  ...................   1,398,112             --                --
  Retirement of common stock .............................   4,948,900        (694,582)              --

   Balance Issued and Outstanding at End-of-Year ......... 100,859,478     103,658,575       104,185,117


Average Common Stock Outstanding for the Year ............ 102,704,221     104,253,043        99,425,639
Common Stock at End-of-Year
 (assuming conversion of Preferred Stock) ................ 101,140,206     103,953,655       104,510,285

See notes to the consolidated financial statements on pages 40-65.

                           LINCOLN NATIONAL CORPORATION
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Summary of Significant Accounting Policies

Basis of Presentation. The accompanying consolidated financial statements include Lincoln National Corporation ("LNC") and its majority-owned subsidiaries. Through subsidiary companies, LNC operates multiple insurance and investment management businesses. Operations are divided into four business segments (see note 9 on page 60). Less than majority-owned entities in which LNC has at least a 20% interest are reported on the equity basis. These consolidated financial statements have been prepared in conformity with generally accepted accounting principles. Certain prior year amounts have been reclassified to conform to the current year presentation, including reclassification of amounts related to discontinued operations (see note 11 on page 64).

Use of Estimates. The nature of the insurance and investment management businesses requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Investments. LNC classifies its fixed maturity and equity securities as available-for-sale and, accordingly, such securities are carried at fair value. The cost of fixed maturity securities is adjusted for amortization of premiums and discounts. The cost of fixed maturity and equity securities is adjusted for declines in value that are other than temporary.

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

Realized gain (loss) on investments is recognized in net income, net of associated amortization of deferred acquisition costs and capital gains expenses, using the specific identification method. Changes in the fair values of securities carried at fair value are reflected directly in shareholders' equity, after deductions for related adjustments for deferred acquisition costs and amounts required to satisfy policyholder commitments that would have been recorded had these securities been sold at their fair value, and after deferred taxes or credits to the extent deemed recoverable.

Realized gain (loss) on sale of subsidiaries, net of taxes, is recognized in net income. Realized gain (loss) on sale of minority interests in subsidiaries is reflected directly in shareholders' equity net of deferred taxes, if any.

Derivatives. LNC hedges certain portions of its exposure to interest rate fluctuations, the widening of bond yield spreads over comparable maturity U.S. Government obligations, fluctuations in the Financial Times Stock Exchange ("FTSE") index, increased liabilities associated with certain reinsurance agreements and foreign exchange risk by entering into derivative transactions. A description of LNC's accounting for its hedging of such risks is discussed in the following two paragraphs.

The premiums paid for interest rate caps, swaptions and S&P call options are deferred and amortized to net investment income on a straight-line basis over the term of the respective derivative. Any settlement received in accordance with the terms of the interest rate caps is also recorded as net investment income. Realized gain (loss) from the termination of the interest rates caps is included in net income. Settlements received on swaptions are deferred and amortized over the life of the hedged assets as an adjustment to yield. Swaptions, spread-lock agreements, interest rate swaps and financial futures that hedge fixed maturity securities available-for-sale are carried at fair value. The change in fair value is reflected directly in shareholders' equity. Realized gain (loss) from the settlement of such derivatives is deferred and amortized over the life of the hedged assets as an adjustment to the yield. Over-the-counter call options are carried at fair value. The change in fair value is reflected directly in shareholders' equity. Any gain (loss) realized upon termination of these call options is included in net income. Foreign exchange forward contracts, which hedge LNC's investment in its British subsidiary, Lincoln National (UK), are carried at fair value. The change in fair value and realized gain (loss) on such contracts is reflected directly in the foreign currency translation adjustment component of shareholders' equity. Foreign exchange forward contracts, foreign currency options and foreign currency swaps, which hedge some of the foreign exchange risk of investments in fixed maturity securities denominated in foreign currencies, are carried at fair value. The change in fair value is included in shareholders' equity. Realized gain (loss) from the settlement of such derivatives is included in net income.

Hedge accounting is applied as indicated above after LNC determines that the items to be hedged expose LNC to interest rate fluctuations, the widening of bond yield spreads over comparable maturity U.S. Government obligations, fluctuations in the FTSE index, increased liabilities associated with certain reinsurance agreements and foreign exchange risk. Moreover, the derivatives used are designated as a hedge and reduce the indicated risk by having a high correlation between changes in the value of the derivatives and the items being hedged at both the inception of the hedge and throughout the hedge period. Should such criteria not be met or if the hedged items have been sold, terminated or matured, the change in value of the derivatives is included in net income.

Loaned Securities. Securities loaned are treated as collateralized financing transactions and a liability is recorded equal to the repurchase price. It is LNC's policy to take possession of securities with a market value at least equal to the securities loaned. Securities loaned are recorded at fair value as long as the value of the related collateral is sufficient. LNC's agreements with third parties generally contain contractual provisions to allow for additional collateral to be obtained when necessary. LNC values collateral daily and obtains additional collateral when deemed appropriate.

Property and Equipment. Property and equipment owned for company use is carried at cost less allowances for depreciation.

Premiums and Fees. Revenue for universal life and other interest-sensitive insurance policies consists of policy charges for the cost of insurance, policy initiation and administration, and surrender charges that have been assessed. Traditional individual life-health and annuity premiums are recognized as revenue over the premium-paying period of the policies. Group health premiums are prorated over the contract term of the policies.

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

Assets Held in Separate Accounts/Liabilities Related to Separate Accounts. These assets and liabilities represent segregated funds administered and invested by LNC's insurance subsidiaries for the exclusive benefit of pension and variable life and annuity contractholders. The fees earned by LNC's insurance subsidiaries for administrative and contractholder maintenance services performed for these separate accounts are included in insurance fee revenue.

Deferred Acquisition Costs. Commissions and other costs of acquiring universal life insurance, variable universal life insurance, traditional life insurance, unit-linked products, annuities and group health insurance which vary with and are primarily related to the production of new business, have been deferred to the extent recoverable. Acquisition costs for universal and variable universal life insurance policies and unit-linked products are being amortized over the lives of the policies in relation to the incidence of estimated gross profits from surrender charges and investment, mortality, and expense margins, and actual realized gain (loss) on investments. That amortization is adjusted retrospectively when estimates of current or future gross profits to be realized from a group of products are revised. Traditional life-health and annuity acquisition costs are being amortized over the premium-paying period of the related policies using assumptions consistent with those used in computing policy reserves.

Benefits and Expenses. Benefits for universal and variable universal life insurance policies include interest credited to policy account balances and benefit claims incurred during the period in excess of policy account balances. Interest crediting rates associated with funds invested in the insurance company's general account during 1995 through 1997 ranged from 5.9% to 8.0%. Interest and debt expense includes interest on Minority Interest-Preferred Securities of Subsidiary Companies.

Goodwill and Other Intangible Assets. The cost of acquired subsidiaries or blocks of business in excess of the fair value of net assets (goodwill) is amortized using the straight-line method over periods of 20 to 40 years which corresponds with the benefits expected to be derived from the acquisitions.

Other intangible assets for the non-insurance subsidiaries (i.e., institutional customer relationships, covenants not to compete and mutual fund customer relationships) have been recorded in connection with the acquisition of asset management services companies. These assets are amortized on a straight-line basis over 6 to 15 years.

The carrying value of goodwill and other intangible assets is reviewed periodically for indicators of impairment in value.

Insurance and Investment Contract Liabilities. The liabilities for future policy and claim reserves for universal and variable universal life insurance policies consist of policy account balances that accrue to the benefit of the policyholders, excluding surrender charges. The liabilities for future insurance policy and claim reserves for traditional life policies and immediate and deferred paid-up annuities are computed using a net level premium method and assumptions for investment yields, mortality and withdrawals based principally on company experience projected at the time of policy issue, with provision for possible adverse deviations. Interest assumptions for traditional direct individual life reserves for all policies range from 2.6% to 8.4% graded to 5.7% after 30 years depending on time of policy issue. Interest rate assumptions for reinsurance reserves range from 5.0% to 11.0% graded to 8.0% after 20 years. The interest assumptions for immediate and deferred paid-up annuities range from 4.75% to 11.0%.

With respect to its insurance and investment contract liabilities, LNC continually reviews its: 1) overall reserve position; 2) reserving techniques and; 3) reinsurance arrangements. As experience develops and new information becomes known, liabilities are adjusted as deemed necessary. The effects of changes in estimates are included in the operating results for the period in which such changes occur.

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

2. Changes in Accounting Principles and Change in Estimates.

Change in Estimate for Disability Income Reserve. During the fourth quarter of 1995, LNC completed an in-depth review of the experience of its disability income business. As a result of this study, and based on the assumption that recent experience would continue in the future, net income was decreased by $121,600,000 or $1.15 per share ($187,000,000 pre-tax) as a result of strengthening the disability income reserve by $103,700,000 and writing-off deferred acquisition costs of $83,300,000 in the Reinsurance segment.

Because of continuing adverse experience and worsening projections of future experience, LNC conducted an additional in-depth review of loss experience on its disability income business during the second quarter of 1997. As a result of this study, the reserve level was deemed to be inadequate to meet future obligations if current incident levels were to continue in the future. In order to address this situation, LNC's Reinsurance segment strengthened its disability income reserve by $92,800,000, wrote-off deferred acquisition costs of $71,100,000 and reduced related assets by $36,100,000. Combined these actions reduced net income by $130,000,000 or $1.23 per share ($200,000,000 pre-tax).

Change in Estimate for United Kingdom Pension Mis-selling. During the fourth quarter of 1997, an in-depth review was completed of the United Kingdom regulatory environment, settlements to date and the remaining liability established to settle claims associated with this business. As a result of this study, the Lincoln UK segment strengthened its liability by $199,400,000 reducing net income by $174,900,000 after-tax or $1.70 per share.

Change in Estimate for Personal Accident Programs. During the fourth quarter of 1997, an in-depth review was completed of certain excess-of-loss personal accident reinsurance programs written by LNC's Reinsurance segment. Based on a concern that these programs were generating claims substantially in excess of expectations, an investigation and audit was conducted covering all such programs. While LNC continues to investigate the manner in which these programs were designed and all legal remedies available, it has been determined that the incurred but not reported reserve liability related to this business should be strengthened. Accordingly, a charge of $175,000,000 ($113,700,000 after-tax or $1.11 per share) was taken in the fourth quarter of 1997.

Disclosures about Segments of an Enterprise and Related Information. Financial Accounting Standard No. 131 entitled "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131") issued in June 1997, was adopted by LNC in the second quarter of 1997 on a retroactive basis as permitted by the standard. Under FAS 131 business segments are defined on the same basis that the company is managed versus the product or market approach previously used. For LNC this redefinition involved moving LNC's major United Kingdom operation from within the Life Insurance and Annuities segment into a separate segment entitled "Lincoln UK." Data shown for all periods has been restated to conform to the current period presentation (see note 9 on page 60).

Earnings per Share. Financial Accounting Standard No. 128 entitled "Earnings per Share" ("FAS 128") issued in February 1997, was adopted by LNC during the fourth quarter of 1997. All prior period earnings per share amounts have been restated to conform to the provisions of this standard. See note 10 on page 63 for further earnings per share disclosures.

Reporting Comprehensive Income. Financial Accounting Standard No. 130 entitled "Reporting Comprehensive Income" ("FAS 130") issued in June 1997 was adopted by LNC during the fourth quarter of 1997 on a retroactive basis as permitted by the standard. FAS 130 requires that select changes in shareholders' equity be added to net income and reported as Comprehensive Income. LNC reported this information within the consolidated statements of shareholders' equity (see page
38). This standard also requires disclosures related to the tax effects of each component of comprehensive income (see note 10 on page 64).

3.  Investments

The major categories of net investment income are as follows:

Year Ended December 31     (in millions)      1997        1996        1995
Fixed maturity securities . . . . . . .   $1,832.1    $1,690.1    $1,610.1
Equity securities  . . . . . . . . . . .      19.2        14.4        11.9
Mortgage loans on real estate . . . . .      279.2       292.7       268.5
Real estate. . . . . . . . . . . . . . .      99.4       125.4       117.9
Policy loans . . . . . . . . . . . . . .      44.5        40.7        36.6
Invested cash  . . . . . . . . . . . . .     102.4        69.2        31.6
Other investments . . . . . . . . . . .       20.6        14.7        52.0
   Investment revenue. . . . . . . . . .   2,397.4     2,247.2     2,128.6
Investment expense . . . . . . . . . . .     146.6       159.3       148.9
   Net investment income . . . . . . . .  $2,250.8    $2,087.9    $1,979.7

The realized gain (loss) on investments is as follows:


Year Ended December 31    (in millions)       1997        1996        1995
Fixed maturity securities available-for-sale:
 Gross gain . . . . . . . . . . . . . .     $240.0    $  209.5    $  245.9
 Gross loss  . . . . . . . . . . . . .       (91.5)     (202.6)      (90.6)
Equity securities available-for-sale:
 Gross gain . . . . . . . . . . . . . .      136.8       152.7        97.5
 Gross loss  . . . . . . . . . . . . .       (41.8)      (37.8)      (46.9)
Other investments  . . . . . . . . . .       (32.3)       40.4        36.9
Amortization of deferred acquisition costs,
 provision for policyholder commitments and
 capital gains expenses . . . . . . . .      (88.6)      (69.7)      (85.2)
   Total    . . . . . . . . . . . . . .     $122.6    $   92.5    $  157.6

Provisions (credits) for write-downs and net changes in allowances for loss, which are included in the realized gain (loss) on investments shown above, are as follows:

Year Ended December 31   (in millions)        1997        1996        1995
Fixed maturity securities . . .. . . . .    $ 13.1    $   12.3     $  13.6
Equity securities  . . . . . . . . . . .        .3         3.2          .3
Mortgage loans on real estate . . . . . .     (8.9)        3.1        14.1
Real estate . . . . . . . . . . . . . . .    (13.6)        4.6        (9.2)
Other long-term investments . . . . . . .     (6.5)        (.8)       (4.7)
Guarantees  . . . . . . . . . . . . . . .       --          .2        (2.6)
   Total    . . . . . . . . . . . . . . .   $(15.6)   $   22.6     $  11.5

The change in unrealized appreciation (depreciation) on investments in fixed maturity and equity securities is as follows:

Year Ended December 31  (in millions)           1997      1996        1995
Fixed maturity securities available-for-sale .$549.0   $(735.5)   $2,138.2
Equity securities available-for-sale  . . . .   20.2     (42.1)       93.3
    Total   . . . . . . . . . . . . . . . . . $569.2   $(777.6)   $2,231.5

The cost, gross unrealized gain and loss, and fair value of securities available-for-sale are as follows:

                                                     Amortized                                  Fair
December 31             (in millions)                     Cost       Gain        Loss          Value
1997:
Corporate bonds ................................   $  15,622.9   $1,077.2   $    66.8    $  16,633.3
U.S. Government bonds ..........................         591.9       70.7          .2          662.4
Foreign governments bonds ......................       1,683.4      129.0         7.9        1,804.5
Mortgage-backed securities:
  Mortgage pass-through securities .............         952.5       34.8         2.6          984.7
  Collateralized mortgage obligations ..........       3,340.0      197.8         4.3        3,533.5
  Other mortgage-backed securities .............          11.1        --          --            11.1
State and municipal bonds ......................         236.1        5.3         --           241.4
Redeemable preferred stocks ....................         188.1        8.0          .6          195.5
    Total fixed maturity securities ............      22,626.0    1,522.8        82.4       24,066.4
Equity securities ..............................         517.2      163.9        20.7          660.4
    Total  .....................................   $  23,143.2   $1,686.7   $   103.1    $  24,726.8

1996:
Corporate bonds ................................   $ 14,887.0    $  651.2   $    87.2    $  15,451.0
U.S. Government bonds ..........................      1,279.2        44.8        18.9        1,305.1
Foreign governments bonds ......................      1,664.7       148.5        31.7        1,781.5
Mortgage-backed securities:
  Mortgage pass-through securities .............      1,244.5        27.0         6.7        1,264.8
  Collateralized mortgage obligations ..........      3,719.4       168.2         9.1        3,878.5
  Other mortgage-backed securities .............           .8          .4         --             1.2
State and municipal bonds ......................        234.7         6.7         4.2          237.2
Redeemable preferred stocks ....................        175.0         4.0         1.6          177.4
    Total fixed maturity securities ............     23,205.3     1,050.8       159.4       24,096.7
Equity securities ..............................        434.5       163.7        40.7          557.5
    Total  .....................................   $ 23,639.8    $1,214.5   $   200.1    $  24,654.2


Future maturities of fixed maturity securities available-for-sale are as follows:
                                                          1997
                                               Amortized             Fair
December 31            (in millions)                Cost            Value
Due in one year or less  . . . . . . . . .    $    650.5       $    653.5
Due after one year through five years  . .       4,001.0          4,109.0
Due after five years through ten years   .       5,876.6          6,124.4
Due after ten years   . . . . . . . . . .        7,794.3          8,650.2
    Subtotal      . . . . . . . . . . . .       18,322.4         19,537.1
Mortgage-backed securities . . . . . . . .       4,303.6          4,529.3
    Total . . . . . . . . . . . . . . . .     $ 22,626.0       $ 24,066.4

The foregoing data is based on stated maturities. Actual maturities will differ in some cases because borrowers may have the right to call or pre-pay obligations.

At December 31, 1997, the par value, amortized cost and estimated fair value of investments in mortgage-backed securities summarized by interest rates of the underlying collateral are as follows:

                                             Par       Amortized           Fair
December 31    (in millions)               Value            Cost          Value

Below 7%. . . . . . . . . . . . . . .  $    62.5      $     59.6      $    61.3
7% - 8%   . . . . . . . . . . . . . .    1,675.7         1,645.3        1,691.5
8% - 9%     . . . . . . . . . . . . .    1,372.7         1,322.8        1,396.5
Above 9%  . . . . . . . . . . . . . .    1,316.4         1,275.9        1,380.0

    Total . . . . . . . . . . . . . .  $ 4,427.3      $  4,303.6      $ 4,529.3

The quality ratings of fixed maturity securities available-for-sale are as follows:

December 31                                                             1997

Treasuries and AAA  . . . . . . . . . . . . . . . . . . . . . . . . . . 27.6%
AA  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  7.5
A   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 28.1
BBB . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 29.5
BB  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3.4
Less than BB  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3.9
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

Impaired loans along with the related allowance for losses are as follows:

December 31           (in millions)                      1997              1996
Impaired loans with allowance for losses  . . . . . .   $41.2             $71.9
Allowance for losses. . . . . . . . . . . . . . . . .    (5.0)            (12.4)
Impaired loans with no allowance for losses . . . . .     --                2.3
   Net impaired loans  . . . . . . . . . . . . . . .    $36.2             $61.8

Impaired loans with no allowance for losses are a result of: 1) direct write-downs or; 2) collateral dependent loans where the fair value of the collateral is greater than the recorded investment in the loan.

A reconciliation of the mortgage loan allowance for losses for these impaired mortgage loans is as follows:

Year Ended December 31    (in millions)          1997       1996          1995
Balance at beginning-of-year  . . . . . . . . . $12.4      $ 29.6       $ 62.7
Provisions for losses   . . . . . . . . . . . .    .8         3.1         14.2
Releases due to write-downs  . . . . . . . . .    --          --         (11.9)
Releases due to sales . . . . . . . . . . . . .  (4.8)      (19.9)       (20.2)
Releases due to foreclosures. . . . . . . . . .  (3.4)        (.4)       (15.2)
    Balance at end-of-year  . . . . . . . . . . $ 5.0      $ 12.4       $ 29.6

The average recorded investment in impaired loans and the interest income recognized on impaired loans were as follows:

Year Ended December 31   (in millions)            1997       1996         1995
Average recorded investment in impaired loans .  $74.9     $139.6       $189.6
Interest income recognized on impaired loans  .    7.0       12.7         16.9

All interest income on impaired loans was recognized on the cash basis of income recognition.

As of December 31, 1997 and 1996, LNC had restructured loans of $38,500,000 and $39,600,000, respectively. LNC recorded $3,800,000 and $4,000,000 of interest income on these restructured loans in 1997 and 1996, respectively. Interest income in the amount of $3,900,000 and $4,000,000 would have been recorded on these loans according to their original terms in 1997 and 1996, respectively. As of December 31, 1997 and December 31, 1996, LNC had no outstanding commitments to lend funds on restructured loans.

An investment in real estate is considered impaired when the projected undiscounted cash flow from the investment is less than the carrying value. When LNC determines that an investment in real estate is impaired, it is written-down to reduce the carrying value to the estimated value.

As of December 31, 1997, LNC's investment commitments for fixed maturity securities (primarily private placements), mortgage loans on real estate and real estate were $367,900,000.

For the year ended December 31, 1997, fixed maturity securities available-for-sale, mortgage loans on real estate and real estate investments which were non-income producing were not significant.

The cost information for mortgage loans on real estate, real estate and other long-term investments are net of allowances for losses. The balance sheet account for other liabilities includes a reserve for guarantees of third-party debt. The amount of allowances and reserves for such items is as follows:

December 31            (in millions)                     1997            1996
Mortgage loans on real estate. . . . . . . . . . .      $ 5.0           $12.4
Real estate  . . . . . . . . . . . . . . . . . . .        1.5             3.0
Guarantees . . . . . . . . . . . . . . . . . . . .         .8             1.8


4.  Federal Income Taxes

The Federal income tax expense (benefit) is as follows:

Year Ended December 31  (in millions)       1997           1996           1995
Current . . . . . . . . . . . . . . . .   $137.4         $129.8         $173.9
Deferred  . . . . . . . . . . . . . . .   (124.7)          17.9          (60.9)
    Total for Continuing Operations  . .  $ 12.7         $147.7         $113.0

The effective tax rate on pre-tax income is lower than the prevailing corporate Federal income tax rate. A reconciliation of this difference is as follows:

Year Ended December 31  (in millions)       1997           1996           1995
Tax rate times pre-tax income from
  continuing operations . . . . . . . . .  $12.2         $176.4         $145.0
Effect of:
Tax-preferred investment income . . . . .  (34.8)         (25.6)         (21.8)
Change in valuation allowance . . . . . .   43.5           --             --
Other items   . . . . . . . . . . . . . .   (8.2)          (3.1)         (10.2)
    Provision for income taxes  . . . . .  $12.7         $147.7         $113.0

    Effective tax rate  . . . . . . . . .    36%            29%            27%

  Federal income tax recoverable (liability) is as follows:

December 31            (in millions)                       1997            1996
Current . . . . . . . . . . . . . . . . . . . . . . .   $(431.8)      $    20.7
Deferred  . . . . . . . . . . . . . . . . . . . . . .      (56.0)        (182.2)

    Total for continuing operations  . . . . . . . .     (487.8)         (161.5)
Discontinued operations. . . . . . . . . . . . . . .        --            127.8

    Total Federal income tax recoverable (liability) . .$(487.8)      $   (33.7)

Significant components of LNC's net deferred tax asset (liability) for continuing operations are as follows:

December 31              (in millions)                     1997            1996
Deferred tax assets:
Insurance and investment contract liabilities ..........  $  914.3     $  752.7
Net operating loss .....................................      66.3         90.0
Postretirement benefits other than pensions ............      39.4         36.6
Other ..................................................     102.9        108.7
   Total deferred tax assets ...........................   1,122.9        988.0
Valuation allowance for deferred tax assets ............      43.5          --
   Net deferred tax asset ..............................   1,079.4        988.0

Deferred tax liabilities:
Deferred acquisition costs .............................     271.2        367.0
Premiums and fees receivable ...........................       3.9         55.7
Investment asset related ...............................      27.9         43.9
Net unrealized gain on securities available-for-sale ...     520.0        337.2
Present value of business in-force .....................     211.2        220.4
Other...................................................     101.2        146.0
  Total deferred tax liabilities .......................   1,135.4      1,170.2

   Net deferred tax asset (liability) ..................  $  (56.0)    $ (182.2)

LNC's Lincoln UK segment has incurred losses in its pension business which under U.K. tax law can only be utilized against its future pension business earnings. At December 31, 1997 the deferred tax asset related to these pension business losses was $92,000,000. The valuation allowance shown in the table above was established as an offset to this deferred tax asset.

Cash paid for Federal income taxes in 1997, 1996 and 1995 was $158,000,000, $143,800,000 and $38,300,000 respectively. The cash paid in 1995 is net of a $147,400,000 cash refund related to the carryback of 1994 capital losses to prior years.

At December 31, 1997, LNC had net operating loss carryforwards of $99,900,000 for Federal income tax purposes related to its foreign life reinsurance companies that expire in years 2005 through 2009. Delaware Management Holdings, Inc. ("Delaware"), acquired in 1995, has net operating loss carryforwards for Federal income tax purposes of $89,400,000 at December 31, 1997, which expire in the years 2002 through 2010. These carryforwards will only be available to reduce the respective taxable income of the foreign life reinsurance companies and Delaware.

Prior to 1984, a portion of the life companies' current income was not subject to income tax, but was accumulated for income tax purposes in a memorandum account designated as the "policyholders' surplus account". Due to changes in the tax law, the total of the life companies' balances in their respective "Policyholders' surplus accounts" have not increased since December 31, 1983. However, the portion of current income on which income taxes have been paid continues to accumulate in a memorandum account designated as the "shareholders' surplus account", and this balance is available for dividends to shareholders without additional payment of tax. The December 31, 1997 total of the life companies' account balances for their "shareholders' surplus accounts" was $2,074,000,000. Should dividends to shareholders for each life company exceed its respective "shareholders' surplus account", amounts would be transferred from its respective "policyholders' surplus account" and would be subject to Federal income tax at that time. Under existing or foreseeable circumstances, LNC neither expects nor intends that distribution will be made from the $196,000,000 "policyholders' surplus account" that would result in any such tax. Accordingly, no provision for deferred income taxes has been provided by LNC on its "policyholders' surplus account". In the event that such excess distributions were made, it is estimated that income taxes of approximately $68,600,000 would be due.

LNC has declared its intention to reinvest the undistributed earnings of Lincoln National (UK) and will not provide U.S. income tax on these undistributed earnings. At December 31, 1997, for the years covered by this declaration there was a deficit in earnings for Lincoln National (UK).

5.  Supplemental Financial Data

Reinsurance transactions included in the income statement caption, "Insurance Premiums," are as follows:

Year Ended December 31   (in millions)      1997           1996            1995
Insurance assumed. . . . . . . . . . .  $1,079.1       $1,201.0        $1,247.9
Insurance ceded . . . . . . . . . . . .    315.0          168.6           391.0
   Net reinsurance premiums  . . . . .  $  764.1       $1,032.4        $  856.9

The income statement caption, "Benefits," is net of reinsurance recoveries of $393,000,000, $250,100,000, and $386,900,000 for the years ended December 31,
1997, 1996 and 1995, respectively.

The income statement caption, "Underwriting, Acquisition, Insurance and Other Expenses," includes amortization of deferred acquisition costs of $468,000,000, $428,500,000 and $327,400,000 for the years ended December 31, 1997, 1996 and
1995, respectively. An additional $(78,200,000), $(65,200,000) and $(85,200,000)
of deferred acquisition costs was restored (amortized) and netted against "Realized Gain (Loss) on Investments" for the years ended December 31, 1997, 1996 and 1995, respectively.

The balance sheet captions, "Real Estate" and "Property and Equipment," are shown net of allowances for depreciation as follows:

December 31                   (in millions)                1997            1996
Real estate. . . . . . . . . . . . . . . . . . .         $ 50.2          $ 44.1
Property and equipment. . . . . . . . . . . . . . .       155.9           147.9

Details underlying the balance sheet caption, "Contractholder Funds," are as follows:

December 31                   (in millions)                1997            1996
Premium deposit funds . . . . . . . . . . . . . . .   $19,803.0       $20,894.5
Undistributed earnings on participating business  . .      79.8            81.9
Other . . . . . . . . . . . . . . . . . . . . . . . .     180.6           189.0
   Total   . . . . . . . . . . . . . . . . . . . . .  $20,063.4       $21,165.4

A reconciliation of the present value of business in-force for LNC's insurance subsidiaries included in other intangible assets is as follows:


December 31            (in millions)                         1997          1996          1995
Balance at beginning-of-year . . . . . . . . . . . .  . .  $602.4        $407.4        $ 38.0
Acquisitions of insurance companies/business . . . . . .     22.0         163.5         388.7
Interest accrued on unamortized balance . . . . . . . . .    36.9          37.9          30.7
Balance sheet reclassification related to Lincoln UK . .    (94.8)          --            --
Amortization  . . . . . . . . . . . . . . . . . . . . . .   (48.1)        (47.6)        (50.0)
Foreign exchange adjustment . . . . . . . . . . . . . . .   (17.1)         41.2           --
   Balance at end-of-year . . . . . . . . . . . . . . . .   501.3         602.4         407.4
Other intangible assets (non-insurance) . . . . . . . . .   112.6         106.0         121.5
   Total other intangible assets at end-of-year . . . . .  $613.9        $708.4        $528.9

Future estimated amortization of the present value of business in-force net of interest on unamortized balance for LNC's insurance subsidiaries is as follows (in millions):

1998 -  $12.0                   2000 - $14.9                      2002 - $ 20.0
1999 -   14.7                   2001 -  18.5                Thereafter -  421.2

The amounts shown do not include future amortization associated with the purchase of a block of individual life insurance and annuity business in January 1998 (see note 12 to the consolidated financial statements on page 65).

Details underlying the balance sheet captions, "Short-term and Long-term Debt," are as follows:

December 31                  (in millions)              1997               1996
Short-term debt:
Commercial paper . . . . . . . . . . . . . . . .      $286.3             $164.5
Other short-term notes  . . . . . . . . . . . .          1.3                 .7
Current portion of long-term debt. . . . . . . .         9.6               23.8
   Total short-term debt   . . . . . . . . . . .      $297.2             $189.0

Long-term debt less current portion:
7 1/8% notes payable, due 1999 . . . . . . . . .      $ 99.7             $ 99.5
7 5/8% notes payable, due 2002 . . . . . . . . .        99.4               99.3
7 1/4% notes payable, due 2005 . . . . . . . . .       191.4              197.9
9 1/8% notes payable, due 2024 . . . . . . . . .       119.8              199.1
Mortgages and other notes payable. . . . . . . .          .7               30.5
    Total long-term debt. . . . . . . . . . . .       $511.0             $626.3

The commercial paper outstanding at December 31, 1997 and 1996, had a weighted average interest rate of approximately 5.83% and 5.87%, respectively.

Future maturities of long-term debt are as follows (in millions):

1998 - $  9.6                   2000 - $  .1                     2002 - $100.0
1999 -  100.1                   2001 -    .5              Thereafter -   313.3

LNC also has access to capital from minority interest in preferred securities of subsidiary companies. In May 1996, LNC filed a shelf registration with the Securities and Exchange Commission that would allow LNC to offer and sell up to $500 million of various forms of hybrid securities. These securities, which combine debt and equity characteristics, are offered through a series of three trusts (Lincoln National Capital I, II and III). These trusts were formed solely for the purpose of issuing preferred securities and lending the proceeds to LNC. The common securities of these trusts are owned by LNC. The only assets of Lincoln National Capital I, II and III are the notes receivable from LNC for such loans. Distributions are paid by these trusts to the preferred securityholders on a quarterly basis. The principal obligations of these trusts are irrevocably guaranteed by LNC. Upon liquidation of these trusts the holders of the preferred securities would be entitled to a fixed amount per share plus accumulated and unpaid distributions. LNC reserves the right to: 1) redeem the preferred securities at a fixed price plus accumulated and unpaid distributions and; 2) extend the stated redemption date up to 19 years if certain conditions are met.

In July 1996, Lincoln National Capital I issued 8,600,000 shares or $215,000,000, 8.75% Quarterly Income Preferred Securities ("QUIPS"). In August 1996, Lincoln National Capital II issued 4,000,000 shares or $100,000,000, 8.35% Trust Originated Preferred Securities ("TOPrS"). Both issues mature in 2026 at $25 per share and are redeemable in whole or in part at LNC's option any time after 2001. LNC may offer and sell up to an additional $185,000,000 of securities under this shelf registration.

Finally, LNC maintains a revolving credit agreement with a group of domestic and foreign banks in the aggregate amount of $750,000,000. This agreement, which expires in October 2001, provides for interest on borrowings based on various money market indices. Under the terms of this agreement, debt levels must remain below 45% of adjusted consolidated net worth if debt ratings fall below a prescribed level. LNC's current debt ratings are above this prescribed level. LNC must maintain a prescribed level of adjusted consolidated net worth. At December 31, 1997, LNC had no outstanding borrowings under this agreement. During 1997, 1996 and 1995, fees paid for maintaining revolving credit agreements amounted to $670,000, $715,000, and $649,000, respectively.

Cash paid for interest for 1997, 1996 and 1995 was $96,000,000; $83,200,000, and
$73,200,000, respectively.

6.  Employee Benefit Plans

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

Financial Accounting Standard No. 123 entitled "Accounting for Stock-Based Compensation" ("FAS 123") issued in October 1995, was adopted by LNC as of December 31, 1995. Pursuant to the provisions of FAS 123, LNC has elected to continue its practice of recognizing compensation expense for its stock option incentive plans using the intrinsic value based method of accounting (see note 1 on page 43) and to provide the required pro forma information for stock options granted after December 31, 1994. Accordingly, no compensation expense has been recognized for stock option incentive plans. Had compensation expense for LNC's stock option incentive plans for options granted after December 31, 1994 been determined based on the estimated fair value at the grant dates for awards under those plans, LNC's pro forma net income and earnings per share for 1997, 1996 and 1995 would have been $925,994,000 ($8.90 per share), $510,518,000 ($4.84 per share) and $479,814,000 ($4.58 per share), respectively (a decrease of $7,994,000 or $.08 per share, $3,040,000 or $.03 per share and $2,372,000 or
$.02 per share, respectively). These effects on pro forma net income and earnings per share of expensing the estimated fair value of stock options are not necessarily representative of the effects on reported net income for future years due to factors such as the vesting period of the stock options and the potential for issuance of additional stock options in future years.

The fair value of options granted after December 31, 1994, used as a basis for the above pro forma disclosures, was estimated as of the date of grant using a Black-Scholes option pricing model.

The option price assumptions used were as follows:

Year Ended December 31                               1997       1996      1995
Dividend yield . . . . . . . . . . . . . . . . .      3.8%       4.1%      4.4%
Expected volatility. . . . . . . . . . . . . . .     19.0%      18.0%     22.0%
Risk-Free interest rate . . . . . . . . . . . .       6.6%       6.5%      6.3%
Expected life (years). . . . . . . . . . . . . .        6          5         5

Weighted-average fair values per option granted .  $11.24      $7.35     $7.15

Information with respect to incentive plan stock options outstanding at December 31, 1997 is as follows:


                 Options Outstanding                               Options Exercisable
                                 Weighted-
                                   Average      Weighted-            Number      Weighted-
Range of      Number Out-        Remaining        Average       Exercisable       Average
Exercise      standing at      Contractual       Exercise                at      Exercise
Prices       Dec 31, 1997     Life (Years)          Price      Dec 31, 1997         Price

$21 - $30         608,059            3.37          $26.21           608,059        $26.21
 31 -  40         633,168            5.86           39.56           567,445         39.60
 41 -  50         955,135            7.95           44.31           401,068         43.94
 51 -  60       1,045,046            9.30           58.76            25,400         52.36
 61 -  70          48,832            5.25           67.76              --            --
 71 -  80          10,646            4.14           72.20              --            --
$21 - $80       3,300,886                                         1,601,972

Restricted stock (non-vested stock) awarded from 1995 through 1997 was as follows:

Year Ended December 31                                  1997      1996      1995
Restricted stock (number of shares). . . . . . . .   118,836    55,538   335,126
Weighted-average price per share at time of grant .   $61.98    $46.16    $41.09

Information with respect to the incentive plans involving stock options is as follows:
                                                            Options Outstanding
                                                                       Weighted-
                                             Shares                     Average
                                          Available                    Exercise
                                          for Grant          Shares       Price
Balance at January 1,1995  . . . . . .    8,423,014       2,672,189       30.56
Granted  . . . . . . . . . . . . . . .     (510,150         510,150       42.57
Exercised . . . . . . . . . . . . . . .        --          (313,612)      25.70
Expired . . . . . . . . . . . . . . . .      (5,273)           (275)      19.97
Forfeited . . . . . . . . . . . . . . .     175,446         (36,172)      34.64
Restricted stock awarded . . . . . . .     (335,126)
    Balance at December 31, 1995. . . .   7,747,911       2,832,280       33.21

Granted  . . . . . . . . . . . . . . .     (636,500)        636,500       45.69
Exercised . . . . . . . . . . . . . . .       --           (273,967)      26.68
Expired . . . . . . . . . . . . . . . .      (1,600)         (1,000)      27.75
Forfeited . . . . . . . . . . . . . . .     151,818         (38,650)      36.03
Restricted stock awarded . . . . . . .      (55,538)
    Balance at December 31, 1996  . . .   7,206,091       3,155,163       36.29

Additional authorized . . . . . . . . .  11,613,256
Granted. . . . . . . . . . . . . . . .   (1,094,229)      1,094,229       59.49
Exercised   . . . . . . . . . . . . . .       --           (903,407)      31.67
Expired . . . . . . . . . . . . . . . .       --               (783)      71.07
Forfeited . . . . . . . . . . . . . . .      60,797         (44,316)      46.43
Restricted stock awarded  . . . . . . .    (118,836)
   Balance at December 31, 1997   . . .  17,667,079       3,300,886

Shares under options that were exercisable are as follows:

December 31                                        1997        1996        1995
Options exercisable (number of shares) . . . .1,601,972   1,833,269   1,647,872

Weighted-average exercise price (per share). .   $35.81      $31.22      $28.56

Other Benefit Plans. LNC maintains defined benefit pension plans for its U.S. and U.K. employees and a defined contribution plan for its U.S. agents. LNC also maintains 401(k) Plans, deferred compensation plans and postretirement medical and life insurance plans for its U.S. employees and agents. The aggregate expenses and accumulated obligations for these plans are not material to LNC's consolidated statements of income or financial position for any of the periods shown in the accompanying consolidated financial statements.


7. Restrictions, Commitments and Contingencies

Statutory Information and Restrictions
Net income as determined in accordance with statutory accounting practices for LNC's insurance subsidiaries was $345,200,000, $384,600,000 and $300,300,000 for
1997, 1996 and 1995, respectively. Statutory net income for 1997, 1996 and 1995, excluding LNC's foreign life reinsurance companies, was $299,100,000, $342,700,000 and $336,700,000, respectively.

Shareholders' equity as determined in accordance with statutory accounting practices for LNC's insurance subsidiaries was $2,660,900,000 and $1,990,700,000 for December 31, 1997 and 1996, respectively.

The National Association of Insurance Commissioners is involved in a multi-year project to examine and challenge the appropriateness of current statutory accounting practices. This project could result in changes to statutory accounting practices that could cause changes to the statutory net income and shareholders' equity data shown above.

LNC's insurance subsidiaries are subject to certain insurance department regulatory restrictions as to the transfer of funds and payments of dividends to LNC. In 1998, LNC's insurance subsidiaries can transfer up to $44,200,000 without seeking prior approval from the insurance regulators.

Disability Income Claims
The liability for disability income claims net of the related asset for amounts recoverable from reinsurers at December 31, 1997 and 1996 is a net liability of $1,654,000,000 and $1,561,000,000, respectively, excluding deferred acquisition costs. The December 31, 1997 amount includes a change in estimate for this liability (see note 2 on page 43). This liability is based on the assumption that recent experience will continue in the future. If incidence levels and/or claim termination rates fluctuate significantly from the assumptions underlying the reserves, adjustments to reserves could be required in the future. Accordingly, this liability may prove to be deficient or excessive. However, it is management's opinion that such future development will not materially affect the consolidated financial position of LNC. LNC reviews reserve levels on an ongoing basis.

United Kingdom Pension Products
Operations in the U.K. include the sale of pension products to individuals. Regulatory agencies have raised questions as to what constitutes appropriate advice to individuals who bought pension products as an alternative to participation in an employer sponsored plan. In cases of inappropriate advice, an extensive investigation may have to be done and the individual put in a position similar to what would have been attained if the individual had remained in the employer sponsored plan. At December 31, 1997 and 1996, liabilities of $291,000,000, and $86,700,000, respectively, had been established for this issue. The December 31, 1997 amount includes a change in estimate for this liability (see note 2 on page 43). These liabilities, which are net of expected recoveries, have been established for the estimated cost of this issue following regulatory guidance as to activities to be undertaken. These liabilities were booked net of expected recoveries of $113,000,000 and $31,400,000, respectively, from previous owners of companies acquired over the last few years as specified in the indemnification clauses of the purchase agreements. These liabilities and recoveries are based on various estimates that are subject to considerable uncertainty. Accordingly, these liabilities may prove to be deficient or excessive. However, it is management's opinion that such future development will not materially affect the consolidated financial position of LNC.

Personal Accident Programs
LNC's Reinsurance segment accepts personal accident reinsurance programs from insurance companies. Most of these programs are presented to the company by independent brokers who represent the ceding companies. Certain excess of loss personal accident reinsurance programs created in the London market during 1993-1996 are producing significant losses. Such programs represented approximately 2.5% of the total programs written during this period. Based on a review of the programs, LNC strengthened its reserve for losses during the fourth quarter of 1997 by $175,000,000 (see note 2 on page 43). This reserve is based on various estimates that are subject to considerable uncertainty. Accordingly, this reserve may prove to be deficient or excessive. However, it is management's opinion that such future development will not materially affect the consolidated financial position of LNC. LNC is involved in an on-going investigation to determine the way these programs were designed and to evaluate all legal and other remedies which may exist to minimize future losses.

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

Total rental expense on operating leases in 1997, 1996 and 1995 was $62,500,000, $54,500,000 and $49,500,000, respectively. Future minimum rental commitments are as follows (in millions):

1998 - $49.4               2000 - $44.6                          2002 -  $ 35.4
1999 -  47.6               2001 -  41.2                    Thereafter -   222.6

The future commitments include amounts for space and equipment to be used by the personnel that were added on January 2, 1998 as a result of the purchase of a block of individual life and annuity business (see note 11 on page 64).

Information Technology Commitment
In February 1998, Lincoln Life signed a seven-year contract with IBM Global Services for information technology services for the Fort Wayne operations. Annual costs are dependent on usage but are expected to range from $33,600,000 to $56,800,000.

Insurance Ceded and Assumed
LNC's insurance companies cede insurance to other companies. The portion of risks exceeding each company's retention limit is reinsured with other insurers. LNC seeks reinsurance coverage within the business segments that sell life insurance to limit its liabilities. Prior to December 31, 1997, LNC had limited its maximum coverage that it would retain on a single individual to $3,000,000. Based on a review of the capital assigned to the insurance business and the amount of business in-force (including the addition of the block of business described in note 11), effective in January 1998, LNC will change the amount it will retain on a single individual to $10,000,000. Portions of LNC's deferred annuity business have also been co-insured with other companies to limit its exposure to interest rate risks. At December 31, 1997, the reserves associated with these reinsurance arrangements totaled $1,760,000,000. To cover products other than life insurance, LNC acquires other insurance coverages with retentions and limits that management believes are appropriate for the circumstances. The accompanying financial statements reflect premiums, benefits and deferred acquisition costs, net of insurance ceded (see note 5 on page 49). LNC's insurance companies remain liable if their reinsurers are unable to meet contractual obligations under applicable reinsurance agreements.

Certain LNC insurance companies assume insurance from other companies. At December 31, 1997, LNC's insurance companies have provided $245,800,000 of statutory surplus relief to other insurance companies under reinsurance transactions. Generally, such amounts are offset by corresponding receivables from the ceding company, which are secured by future profits on the reinsured business. However, LNC's insurance companies are subject to the risk that the ceding company may become insolvent and the right of offset would not be permitted.

Associated with these transactions, LNC's foreign insurance companies have obtained letters of credit in favor of various unaffiliated insurance companies from which LNC assumes business. This allows the ceding companies to take statutory reserve credit. The letters of credit issued by the banks represent a guarantee of performance under the reinsurance agreements. At December 31, 1997, there was a total of $680,700,000 in outstanding bank letters of credit. In exchange for the letters of credit, LNC paid the banks approximately $1,380,000 in fees in 1997.

Vulnerability from Concentrations
At December 31, 1997, LNC did not have a material concentration of financial instruments in a single investee, industry or geographic location. Also at December 31, 1997, LNC did not have a concentration of: 1) business transactions with a particular customer, lender or distributor; 2) revenues from a particular product or service; 3) sources of supply of labor or services used in the business or; 4) a market or geographic area in which business is conducted that makes it vulnerable to an event that is at least reasonably possible to occur in the near term and which could cause a severe impact to LNC's financial condition.

Other Contingency Matters
LNC and its subsidiaries are involved in various pending or threatened legal proceedings arising from the conduct of business. Most of these proceedings are routine in the ordinary course of business. LNC maintains professional liability insurance coverage for claims in excess of $5 million. The degree of applicability of this coverage will depend on the specific facts of each proceeding. In some instances, these proceedings include claims for compensatory and punitive damages and similar types of relief in addition to amounts for alleged contractual liability or requests for equitable relief. After consultation with legal counsel and a review of available facts, it is management's opinion that the ultimate liability, if any, under these suits will not have a material adverse effect on the consolidated financial condition of LNC.

Two lawsuits involve alleged fraud in the sale of interest sensitive universal and whole life insurance policies. These two suits have been filed as class actions against Lincoln Life, although the court has not certified a class in either case. Plaintiffs seek unspecified damages and penalties for themselves and on behalf of the putative class. While the relief sought in these cases is substantial, the cases are in the early stages of litigation, and it is premature to make assessments about potential loss, if any. Management intends to defend these suits vigorously. The amount of liability, if any, which may arise as a result of these suits cannot be reasonably estimated at this time.

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

Guarantees
LNC has guarantees with off-balance-sheet risks whose contractual amounts represent credit exposure. Outstanding guarantees with off-balance-sheet risks, shown in notional or contract amounts along with their carrying value and estimated fair values, are as follows:

                                                                           Assets (Liabilities)
                                                      Notional or    Carrying        Fair    Carrying       Fair
                                                 Contract Amounts       Value       Value       Value      Value
December 31                  (in millions)        1997       1996        1997        1997        1996       1996
Industrial revenue bonds . . . . . . . . . . . . $27.9      $36.4      $ (.8)      $  --       $(1.8)      $ --
Real estate partnerships. . . . . . . . . . . . .  2.9        3.5         --          --          --         --
Mortgage loan pass-through certificates . . . . . 41.6       50.3         --          --          --         --
     Total guarantees  . . . . . . . . . . . . . $72.4      $90.2      $ (.8)      $  --       $(1.8)      $ --

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




Derivatives
LNC has derivatives with off-balance-sheet risks whose notional or contract amounts exceed the credit exposure. LNC has entered into derivative transactions to reduce its exposure to fluctuations in interest rates, the widening of bond yield spreads over comparable maturity U.S. Government obligations, increased liabilities associated with certain reinsurance agreements, foreign exchange risks and fluctuations in the FTSE and S&P indexes. In addition, LNC is subject to the risks associated with changes in the value of its derivatives; however, such changes in value generally are offset by changes in the value of the items being hedged by such contracts. Outstanding derivatives with off-balance-sheet risks, shown in notional or contract amounts along with their carrying value and estimated fair values, are as follows:

                                                                                 Assets (Liabilities)
                                                      Notional or      Carrying       Fair    Carrying       Fair
                                                 Contract Amounts         Value      Value       Value      Value
December 31                 (in millions)        1997         1996         1997       1997        1996       1996
Interest rate derivatives:
Interest rate cap agreements   . . . . . .   $4,900.0     $5,500.0        $13.9      $  .9       $20.8       $8.2
Swaptions   . . . . . . . . . . . . . . . .   1,752.0        672.0          6.9        6.9        10.6       10.6
Spread-lock agreements  . . . . . . . . . .      --           --            --         --          --         --
Financial futures   . . . . . . . . . . . .      --          147.7          --         --         (2.4)      (2.4)
Interest rate swaps  . . . . .  . . . . . .      10.0         --             .2         .2         --         --
   Total interest rate derivatives  . . . .   6,662.0      6,319.7         21.0        8.0        29.0       16.4

Foreign currency derivatives:
Forward exchange forward contracts:
Foreign subsidiary   . . . . . . . . . . . .     --           --            --         --          --         --
Foreign investments    . . . . . . . . . . .    163.1        251.6          5.4        5.4         (.2)       (.2)
Foreign currency options   . . . . . . . . .     --           50.2           --         --         (.3)       (.3)
Foreign currency swaps  . . . . . . . . . .      15.0         15.0         (2.1)      (2.1)       (2.1)      (2.1)
   Total foreign currency derivatives. .        178.1        316.8          3.3        3.3        (2.6)      (2.6)

Equity indexed derivatives:
Call options (based on FTSE) . . . . . .         14.1         14.7         13.5       13.5        10.5       10.5
Call options (based on S&P) . . . . . . .         5.3          --           1.1        1.1         --         --

   Total derivatives . . . . . . . . . . . . $6,859.5     $6,651.2        $38.9      $25.9       $36.9      $24.3

A reconciliation and discussion of the notional or contract amounts for the significant programs using derivative agreements and contracts is as follows:


                                                      Interest
                                                     Rate Caps                     Swaptions
December 31         (in millions)                1997          1996           1997          1996
Balance at beginning-of-year . . . . . .     $5,500.0      $5,110.0       $  672.0      $    --
New contracts  . . . . . . . . . . . . .         --         1,183.0        1,080.0       1,161.1
Terminations and maturities . . . . . . .      (600.0)       (793.0)          --          (489.1)
   Balance at end-of-year . . . . . . . .    $4,900.0      $5,500.0       $1,752.0      $  672.0


                                                                               Financial
                                                   Spread-Lock                  Futures             Interest Rate
                                                   Agreements                  Contracts          Swap Agreements
December 31                (in millions)        1997         1996          1997        1996       1997       1996
Balance at beginning-of-year . . . . . . .  $    --       $ 600.0       $ 147.7    $  106.7     $  --     $   --
New contracts  . . . . . . . . . . . . . .      50.0         15.0          88.3     7,578.9       10.0        --
Terminations and maturities . . . . .          (50.0)      (615.0)       (236.0)   (7,537.9)       --         --
  Balance at end-of-year. . . . . . . .     $    --       $  --         $   --     $  147.7     $ 10.0    $   --


                                                      Foreign Currency Derivatives (Foreign Investments)
                                                Foreign Exchange               Foreign                Foreign
                                                    Forward                   Currency               Currency
                                                   Contracts                   Options                 Swaps
December 31               (in millions)         1997         1996         1997         1996       1997      1996
Balance at beginning-of-year . . . .         $ 251.6     $   15.7       $ 50.2    $    99.2     $ 15.0     $15.0
New contracts  . . . . . . . . . . . . . . .   833.1        406.7          --       1,168.6         --       --
Terminations and maturities  . . . .          (921.6)      (170.8)       (50.2)    (1,217.6)        --       --
   Balance at end-of-year . . . . . . .      $ 163.1     $  251.6       $  --     $    50.2     $ 15.0     $15.0



                                            Foreign Exchange
                                            Forward Contracts               Call Options               Call Options
                                          (Foreign Subsidiary)            (Based on FSTE)             (Based on S&P)
December 31             (in millions)         1997        1996            1997        1996           1997        1996
Balance at beginning-of-year . . . .       $  --       $ 398.8           $14.7       $13.3          $ --        $ --
New contracts  . . . . . . . . . . .          --         255.5             --          --            5.3          --
Terminations and maturities . . . . .         --        (654.3)            --          --             --          --
Foreign exchange adjustment  . . . .          --          --               (.6)        1.4            --          --
   Balance at end-of-year  . . . . . . .   $  --       $  --             $14.1       $14.7          $5.3        $ --

Interest Rate Caps. The interest rate cap agreements, which expire in 1998 through 2003, entitle LNC to receive quarterly payments from the counterparties on specified future reset dates, contingent on future interest rates. For each cap, the amount of such payments, if any, is determined by the excess of a market interest rate over a specified cap rate multiplied by the notional amount divided by four. The purpose of LNC's interest rate cap agreement program is to protect its annuity line of business from the effect of rising interest rates. The premium paid for the interest rate caps is included in other assets ($13,900,000 as of December 31, 1997) and is being amortized over the terms of the agreements. This amortization is included in net investment income.

Swaptions. Swaptions, which expire in 2002 through 2003, entitle LNC to receive settlement payments from the counterparties on specified expiration dates, contingent on future interest rates. For each swaption, the amount of such settlement payments, if any, is determined by the present value of the difference between the fixed rate on a market rate swap and the strike rate multiplied by the notional amount. The purpose of LNC's swaption program is to protect its annuity line of business from the effect of rising interest rates. The premium paid for the swaptions is included in other long-term investments (amortized cost of $20,200,000 as of December 31, 1997) and is being amortized over the terms of the agreements. This amortization is included in net investment income.

Spread-Lock Agreements. Spread-lock agreements provide for a lump sum payment to or by LNC, depending on whether the spread between the swap rate and a specified Government note is larger or smaller than a contractually specified spread. Cash payments are based on the product of the notional amount, the spread between the swap rate and the yield of an equivalent maturity Government security, and the price sensitivity of the swap at that time. The purpose of LNC's spread-lock program is to protect a portion of its fixed maturity securities against widening spreads.

Financial Futures. LNC uses exchange-traded financial futures contracts to hedge against interest rate risks and to manage duration of a portion of its fixed maturity securities. Financial futures contracts obligate LNC to buy or sell a financial instrument at a specified future date for a specified price. They may be settled in cash or through delivery of the financial instrument. Cash settlements on the change in market values of financial futures contracts are made daily.

Interest Rate Swaps. LNC uses interest rate swap agreements to hedge its exposure to floating rate bond coupon payments, replicating a fixed rate bond. An interest rate swap is a contractual agreement to exchange payments at one or more times based on the actual or expected price, level, performance or value of one or more underlying interests rates. LNC is required to pay the counterparty to the agreements the stream of variable coupon payments generated from the bonds, and in turn, receives a fixed payment from the counterpart, at a predetermined interest rate. The net receipts/payments from interest rate swaps are recorded in net investment income.

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

Foreign Exchange Forward Contracts (Foreign Subsidiary). LNC has used foreign exchange forward contracts, which are traded over-the-counter, to hedge the foreign exchange risk assumed with its investment in its U.K. subsidiary, Lincoln National (UK). The foreign exchange forward contracts obligated LNC to deliver a specified amount of currency at a future date at a specified exchange rate. LNC terminated these contracts in the third quarter of 1996.

Call Options. LNC uses both FTSE index and S&P 500 index call options. Call options which expire in 1998 through 2005, provide LNC with settlement payments from the counterparties on specified expiration dates. The payment, if any, is the percentage increase in the index, over the strike price defined in the contract, applied to the notional amount. The purpose of LNC's FTSE call option program is to offset the cost of increases in the liabilities of certain single premium investment contracts which are tied to the FTSE index. The purpose of LNC's S&P 500 call option program is to offset the increase in its liabilities resulting from certain reinsurance agreements which guarantee payment of the appreciation of the S&P 500 index on certain underlying annuity products. The premium paid for the S&P 500 index call options is included in other assets ($1,200,000 as of December 31, 1997) and is being amortized over the terms of the agreements. This amortization is included in net investment income.

Additional Derivative Information. Expenses for the agreements and contracts described above amounted to $10,000,000 and $8,000,000 in 1997 and 1996, respectively. Deferred losses of $600,000 as of December 31, 1997, were the result of: 1) terminated and expired spread-lock agreements and; 2) financial futures contracts. These losses are included with the related fixed maturity securities to which the hedge applied and are being amortized over the life of such securities.

LNC is exposed to credit loss in the event of nonperformance by counterparties on interest rate cap agreements, swaptions, spread-lock agreements, interest rate swaps, call options, foreign exchange forward contracts, foreign currency options and foreign currency swaps. However, LNC does not anticipate nonperformance by any of the counterparties. The credit risk associated with such agreements is minimized by purchasing such agreements from financial institutions with long-standing, superior performance records. The amount of such exposure is essentially the net replacement cost or market value for such agreements with each counterparty if the net market value is in LNC's favor. At December 31, 1997, the exposure was $26,400,000.


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

Mortgage Loans on Real Estate. The estimated fair value of mortgage loans on real estate was established using a discounted cash flow method based on credit rating, maturity and future income. The ratings for mortgages in good standing are based on property type, location, market conditions, occupancy, debt service coverage, loan to value, caliber of tenancy, borrower and payment record. Fair values for impaired mortgage loans are based on: 1) the present value of expected future cash flows discounted at the loan's effective interest rate; 2) the loan's market price or; 3) the fair value of the collateral if the loan is collateral dependent.

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

Minority Interest - Preferred Securities of Subsidiary Companies. Fair values for minority interest- preferred securities of subsidiary companies are based on quoted market prices less the unamortized cost of issue.

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

Derivatives. LNC's derivatives include interest rate cap agreements, swaptions, spread-lock agreements, foreign currency exchange contracts, financial futures contracts, interest rate swaps, call options, foreign currency options and foreign currency swaps. Fair values for these contracts are based on current settlement values. These values are based on: 1) quoted market prices for the foreign currency exchange contracts and financial futures contracts and; 2) brokerage quotes that utilized pricing models or formulas using current assumptions for all other swaps and agreements.

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

The carrying values and estimated fair values of LNC's financial instruments are as follows:


                                                         Carrying           Fair         Carrying              Fair
                                                            Value          Value            Value             Value
December 31                    (in millions)                 1997           1997             1996              1996
Assets (liabilities):
Fixed maturities securities . . . . . . . . . . . . .  $ 24,066.4     $ 24,066.4       $ 24,096.7        $ 24,096.7
Equity securities. . . . . . . . . . . . . . . . . . .      660.4          660.4            557.6             557.6
Mortgage loans on real estate . . . . . . . . . . . . .   3,288.1        3,473.5          3,132.3           3,240.7
Policy loans   . . . . . . . . . . . . . . . . . . . .      763.1          754.4            734.8             734.8
Other investments . . . . . . . . . . . . . . . . . . .     464.8          464.8            445.3             445.3
Cash and invested cash  . . . . . . . . . . . . . . . .   3,794.7        3,794.7          1,144.8           1,144.8
Investment type insurance contracts:
  Deposit contracts and certain
    guaranteed interest contracts . . . . . . . . . .   (17,844.6)     (17,489.1)       (18,369.9)        (17,987.9)
 Remaining guaranteed interest
   and similar contracts   . . . . . . . . . . . . . .   (2,032.0)      (2,010.0)        (2,539.0)         (2,508.7)
Short-term debt    . . . . . . . . . . . . . . . . . .     (297.2)        (297.2)          (189.0)           (189.0)
Long-term debt   . . . . . . . . . . . . . . . . . . .     (511.0)        (541.7)          (626.3)           (622.7)
Minority interest-preferred
 securities of subsidiary companies   . . . . . . . . .    (315.0)        (322.9)          (315.0)           (315.7)
Guarantees  . . . . . . . . . . . . . . . . . . . . . .       (.8)          --               (1.8)               --
Derivatives . . . . . . . . . . . . . . . . . . . . . .      38.9           25.9             36.9              24.3
Investment commitments   . . . . . . . . . . . . . . . .      --              .3              --                 .3

As of December 31, 1997 and 1996, the carrying value of the deposit contracts and certain guaranteed contracts is net of deferred acquisition costs of $96,400,000 and $176,000,000, respectively, excluding adjustments for deferred acquisition costs applicable to changes in fair value of securities. The carrying values of these contracts are stated net of deferred acquisition costs so that they are comparable with the fair value basis.

9.  Segment Information

LNC has four business segments: Life Insurance and Annuities, Lincoln UK, Reinsurance and Investment Management. The Life Insurance and Annuities segment offers annuities, universal life, pension products and other individual coverages through a network of career agents, independent general agencies, and insurance agencies located within a variety of financial institutions. These products are sold throughout the United States. The Lincoln UK segment offers similar products within the United Kingdom through sales representatives. Reinsurance sells reinsurance products and services to insurance companies, HMOs, self-funded employers and other primary risk accepting organizations in the U.S. and economically attractive international markets. Effective in the fourth quarter of 1995, operating results of the direct disability income business previously included in the Life Insurance and Annuities segment, were included in the Reinsurance segment. This direct disability income business, which is no longer being sold, is now managed by the Reinsurance segment along with its own disability income business. The Investment Management segment offers a variety of asset management services to institutional and retail customers primarily throughout the United States. Activity which is not included in the major business segments is shown as "Other Operations."

"Other Operations" includes operations not directly related to the business segments and unallocated corporate items (i.e., corporate investment income, interest expense on corporate debt and unallocated overhead expenses). LNC's other operations also includes data for: 1) the 29% owned unconsolidated affiliate engaged in the life-health benefit business prior to the sale of this interest in 1995 and, 2) its investment management company that services LNC's business segments.


Financial data by segment for 1995 through 1997 is as follows:

Year Ended December 31            (in millions)                  1997             1996            1995
Revenue, excluding net investment income and realized
 gain (loss) on investments and subsidiaries:
Life Insurance and Annuities . . . . . . . . . . . . . . .  $   867.0         $  755.9        $  737.4
Lincoln UK . . . . . . . . . . . . . . . . . . . . . . . .      340.1            311.4           280.7
Reinsurance.. . . . . . . . . . . . . . .. . . . . . . . .    1,073.7          1,279.2         1,181.9
Investment Management.. . . . . . . . . . . . . . . . . .       257.7            215.0           148.8
Other Operations (includes consolidating adjustments) . .      (13.4)             (8.3)           17.9
    Total . . . . . . . . . . . . . .. . . . . . . . . . .  $ 2,525.1         $2,553.2        $2,366.7

Net Investment Income:
Life Insurance and Annuities  . . . . . . . . . . . . . .   $ 1,842.4         $1,741.7        $1,755.5
Lincoln UK  . . . . . . . . . . . . . . . . . . . . . . .        85.1             82.0            71.1
Reinsurance . . . . . . . . . . . . . . . . . . . . . . .       284.4            263.7           164.1
Investment Management. . . . . . . . . . . . . . . . . . .         .5               .7              .5
Other Operations  . . . . . . . . . . . . . . . . . . . .        38.4              (.2)          (11.5)
    Total . . . . . . . . . . . . . . . . . . . . . . . .   $ 2,250.8         $2,087.9        $1,979.7

Realized gain (loss) on investments and subsidiaries:
Life Insurance and Annuities . . . . . . . . . . . . . . .  $    82.1         $   65.5        $  122.4
Lincoln UK. . . . . . . . . . . . . . .. . . . . . . . . .        2.1              (.2)            (.3)
Reinsurance. . . . . . . . . . . . . . . . . . . . . . . .       23.6             18.1            16.4
Investment Management   . . . . . . . . . . . . . . . . .         5.9              8.1             6.6
Other Operations . . . . . . . . . . . . . . . . . . . . .        8.9              1.0            95.0
    Total . . . . . . . . . . . . . . . . . . . . . . . .   $   122.6         $   92.5        $  240.1

Net income (loss) from continuing operations
 before Federal income taxes:
Life Insurance and Annuities. . . . . . . . . . . . . . . . $   397.3         $  346.7        $  378.1
Lincoln UK. . . . . . . . . . . . . . . . . . . . . . . . .     (96.8)           101.5            72.5
Reinsurance . . . . . . . . . . . . . . . . . . . . . . . .    (210.2)           131.1           (65.5)
Investment Management. . . . . . . . . . . . . . . . . . .       20.9             32.4            33.8
Other Operations (includes interest expense) . . . . . . .      (76.3)          (107.6)           (4.5)
    Total . . . . . . . . . . . . . . . . . . . . . . . . . $    34.9         $  504.1        $  414.4

Income tax expense (benefit):
Life Insurance and Annuities. . . . . . . . . . . . . . . . $    94.0         $   95.7        $  104.1
Lincoln UK  . . . . . . . . . . . . . . . . . . . . . . . .      10.0             35.5            26.8
Reinsurance  . . . . . . . . . . . . . . . . . . . . . . .      (73.8)            45.4           (23.5)
Investment Management. . . . . . . . . . . . . . . . . . .       13.1             17.0            16.2
Other Operations  . . . . . . . . . . . . . . . . . . . . .     (30.6)           (45.9)          (10.6)
    Total. . . . . . . . . . . . . . . . . . . . . . . . .  $    12.7         $  147.7        $  113.0

Net income (loss) from continuing operations:
Life Insurance and Annuities . . . . . . . . . . . . . . .  $   303.3         $  251.0        $  274.0
Lincoln UK . . . . . . . . . . . . . . . . . . . . . . . .     (106.8)            66.0            45.7
Reinsurance. . . . . . . . . . . . . . . . . . . . . . . .     (136.4)            85.7           (42.0)
Investment Management . . . . . . . . . . . . . . . . . . .       7.8             15.4            17.6
Other Operations (includes interest expense). . . . . . . .     (45.7)           (61.7)            6.1
    Total net income from continuing operations  . . . . .       22.2            356.4           301.4
Discontinued Operations . . . . . . . . . . . . . . . . . .     911.8            157.2           180.8
    Total net income. . . . . . . . . . . . . . . . . . . . $   934.0         $  513.6        $  482.2



Year Ended December 31            (in millions)                  1997             1996            1995
Assets:
Life Insurance and Annuities . . . . . . . . . . . . . . .  $60,604.4        $53,089.3       $45,791.4
Lincoln UK . . . . . . . . . . . . . . . . . . . . . . . . .  7,923.8          7,331.8         6,114.1
Reinsurance. . . . . . . . . . . . . . . . . . . . . . . . .  5,540.2          5,196.1         5,220.3
Investment Management . . . . . . . . . . . . . . . . . . . .   697.4            623.4           616.2
Other Operations . . . . . . . . . . . . . . . . . . . . . .  2,408.9             (9.9)         (170.6)
   Sub-total . . . . . . . . . . . . . . . . . . . . . . . . 77,174.7         66,230.7        57,571.4
Discontinued Operations . . . . . . . . . . . . . . . . . .      --            5,482.7         5,686.3
   Total . . . . . . . . . . . . . . . . . . . . . . . . . .$77,174.7        $71,713.4       $63,257.7

Acquisitions and dispositions of affiliated companies during 1994 - 1996 (see note 11 on page 64) resulted in LNC's foreign operations being more significant relative to LNC's consolidated totals. Substantially all of LNC's foreign operations are conducted by Lincoln National (UK) plc, a United Kingdom company. The data for this company is shown above under the Lincoln UK segment heading.

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

Outstanding series A preferred stock has full voting rights, subject to adjustment if LNC is in default as to the payment of dividends. If LNC is liquidated or dissolved, holders of series A preferred stock will be entitled to payments of $80.00 per share. The difference between the aggregate preference on liquidation value and the financial statement balance for the series A preferred stock was $1,650,000 at December 31, 1997.

On June 30, 1995, Dia-ichi Mutual Life Insurance Company, the owner of LNC's series E and F preferred stock which was 5 1/2% cumulative convertible exchangeable, converted its entire holdings to LNC common stock. Based on a conversion rate of two shares of common stock for each share of series E and F preferred stock, 2,201,443 shares of series E and 2,216,454 shares of series F were converted into 8,835,794 shares of common stock.

LNC has outstanding one common share purchase right ("Right") on each outstanding share of LNC's common stock. A Right will also be issued with each share of LNC's common stock that is issued before the Rights become exercisable or expire. If a person or group announces an offer that would result in beneficial ownership of 15% or more of LNC's common stock, the Rights will become exercisable and each Right will entitle its holder to purchase one share of LNC's common stock for $200. Upon the acquisition of 15% or more of LNC's common stock, each holder of a Right (other than the person acquiring the 15% or more) will have the right to acquire the number of shares of LNC common stock that have a market value of two times the exercise price of the Right. If LNC is acquired in a business combination transaction in which LNC does not survive, each holder of a Right (other than the acquiring person) will have the right to acquire common stock of the acquiring person having a market value of two times the exercise price of the Right. LNC can redeem each Right for one cent at any time prior to the tenth day after a person or group has acquired 15% or more of LNC's common stock. The Rights expire on November 14, 2006. As of December 31, 1997, there were 100,859,478 Rights outstanding.

During 1997 and 1996, LNC purchased and retired 4,948,900 and 694,582 shares, respectively, of its common stock at a total cost of $325,300,000 and $35,000,000. The common stock account was reduced for these purchases in proportion to the percentage of share acquired. The remainder of the purchase price was charged to retained earnings.

Per share amounts for net income from continuing operations are shown on the income statement using 1) an earnings per common share basic calculation and 2) an earnings per common share-assuming dilution calculation. A reconciliation of the factors used in the two calculations are as follows:


Year Ended December 31                                                1997             1996             1995
Numerator: [in millions]
Net income from continuing operations,
 as used in basic calculation . . . . . . . . . . . . . . .          $22.1           $356.3           $292.8
Dividends on convertible preferred stock . . . . . . . . . .            .1               .1              8.6
Net income from continuing operations,
 as used in diluted calculation. . . . . . . . . . . . . . .         $22.2           $356.4           $301.4
Denominator: [number of shares]
Weighted average shares, as used in basic calculation. . .     102,495,557      103,828,451       99,067,540
Shares to cover conversion of preferred stock. . . . . . . . .     287,077          307,784        4,690,011
Shares to cover restricted stock   . . . . . . . . . . . . . .     208,664          423,112          358,099
Average stock options outstanding during the year . . . . . .    3,199,539        2,979,244        2,744,248
Assumed acquisition of shares with assumed proceeds
 from exercising stock options (at average market
 price during the year)  . . . . . . . . . . . . . . . . . . .  (2,194,950)      (2,167,199)      (2,086,759)
     Weighted-average shares, as used
      in diluted calculation   . . . . . . . . . . . . . . . . 103,995,887      105,371,392      104,773,139


Details underlying the balance sheet caption "Net Unrealized Gain (Loss) on Securities Available-for-Sale," are as follows:

December 31                       (in millions)                                        1997             1996
Fair value of securities available-for-sale. . . . . . . . . . . . . . . . . . .  $24,726.8        $24,654.2
Cost of securities available-for-sale . . . . . . . . . . . . . . . . . . . . .    23,143.2         23,639.8
  Unrealized gain . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,583.6          1,014.4
Adjustments to deferred acquisition costs. . . . . . . . . . .  . . . . . . . .      (355.9)          (282.1)
Amounts required to satisfy policyholder commitments  . . . . . . . . . .            (571.1)          (313.9)
Deferred income credits (taxes)   . . . . . . . . . . . . . . . . . . . . . . .      (207.6)          (136.4)
  Net unrealized gain on securities
   available-for-sale for continuing operations. . . . . . . . . . . . . . . . .      449.0            282.0
Change in fair value of derivatives designated as a hedge
 (classified as other investment). . . . . . . . . . . . . . . . . . . . . . . .      (13.0)            (2.8)
Discontinued operations. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        --             136.4
  Net unrealized gain on securities available for sale . . . . . . . . . . . . . $    436.0        $   415.6

Adjustments to deferred acquisition costs and amounts required to satisfy policyholder commitments are netted against the Deferred Acquisition Costs asset line and included within the Insurance Policy and Claim Reserve line on the balance sheet, respectively.

The "Net Unrealized Gain (Loss) on Securities Available-for-Sale" shown above is net of realized gain (loss) on investments. Following is the detail of the realized gain (loss) on investments and gross unrealized gain (loss) on securities available-for-sale:


Year Ended December 31                              (in millions)                      1997               1996
Continuing operations:
Pre-tax realized gain (loss) on securities available-for-sale  . . . . . . . .        $112.2           $  88.6
Federal income taxes @ 35%. . . . . . . . . . . . . . . . . . . . . . . . . . .         39.3              31.0
  Realized gain (loss) on securities available-for-sale . . . . . . . . . . . .       $ 72.9           $  57.6

Discontinued operations:
Pre-tax realized gain (loss) on securities available-for-sale . . . . . . . . .       $ 38.2           $  33.7
Federal income taxes @ 35%. . . . . . . . . . . . . . . . . . . . . . . . . . .         13.4              11.8
  Realized gain (loss) on securities available-for-sale . . . . . . . . . . . .       $ 24.8           $  21.9

Previously unrealized gains on securities that became
 realized at time of sale of discontinued operations:
Pre-tax . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $271.7           $   --
After-tax . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        176.6               --

Gross unrealized gain (loss) on securities available-
 for-sale arising during the period:
Pre-tax  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $256.9           $(434.8)
After-tax . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  . . . . .       197.0            (282.6)


11.  Acquisitions and Sales of Subsidiaries and Discontinued Operations

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

In April 1995, LNC completed the acquisition of Delaware Management Holdings, Inc. ("Delaware"). Delaware provides a variety of asset management services through its operating companies. The purchase price, including LNC's expenses associated with the acquisition, was $305,000,000. This acquisition also involved the assumption of $25,000,000 in short-term debt and $180,000,000 (face amount) in long-term debt. In May 1995, this debt was repaid from the proceeds of an LNC debt offering of $200,000,000 plus available cash. This acquisition, which was accounted for using purchase accounting, resulted in goodwill of $339,900,000 and other intangible assets of $131,500,000. The results of Delaware's operations are included in LNC's consolidated financial statements from April 3, 1995. The Delaware acquisition agreement included a provision for contingent payments of up to $22,500,000 based on the levels of investment management revenues from the date of acquisition through December 31, 1996, with any such additional payments to be accounted for as goodwill. Payments under this provision totaling $9,300,000 million were made during 1997.

In May 1996, 16.7% of American States Financial Corporation ("ASFC"), the holding company of LNC's principal property-casualty subsidiary, was sold to the public in the form of an initial public offering of its common stock. ASFC received net proceeds of $215,200,000 from the sale of this 16.7% minority interest and LNC recorded a non-taxable realized gain, net of expenses, directly in shareholders' equity of $15,000,000. LNC continued to fully consolidate this operation within its financial statements and tax reporting until the sale of the remaining 83.3% (see below).

In October 1996, LNC purchased a block of group tax-qualified annuity business from UNUM Corporation's affiliates. The bulk of the transaction was completed in the form of a reinsurance transaction, which resulted in a ceding commission of $71,800,000. The ceding commission, along with $67,000,000 to cover expenses associated with the purchase, represents the present value of business in-force and accordingly has been classified as an intangible asset. LNC's assets and policy liabilities and accruals increased $3,200,000,000 as a result of this transaction.

In April 1997, LNC completed the acquisition of Voyageur Fund Managers, Inc. ("Voyageur") for $74,000,000. While this includes cash paid out for expenses associated with the purchase, the bulk of the purchase price was covered by the issuance of 1,323,144 shares of LNC common stock to the previous owners of Voyageur. Purchase accounting has been applied to this acquisition resulting in intangible assets of $78,900,000. Voyageur's operating results are included in LNC's consolidated financial statements from the closing date.

On June 9, 1997, LNC announced that it agreed to sell its 83.3% ownership in American States Financial Corporation for $2,650,000,000. As this sale resulted in an exit from the property-casualty business (previously a business segment), the financial data from the units being sold are shown as discontinued operations in the accompanying financial statements. June 9, 1997, is the measurement date for purposes of discontinued operations. Following the closing of this transaction on October 1, 1997, the gain on sale of $776,900,000 ($1,224,500,000 pre-tax) was recorded within discontinued operations. LNC used $294,900,000 to repurchase 4,370,000 shares of its own common stock, $85,000,000 to purchase a 49% ownership in Seguros Serfin Lincoln and $99,800,000 to retire a portion of its long-term debt. Also, $447,600,000 was set aside to cover the income taxes related to the sale of discontinued operations and $1,642,500,000 was set aside for use in purchasing a block of individual life insurance and annuity business in January 1998 (see note 12 below). The remainder was used to pay off a portion of LNC's short-term debt and to invest for general corporate purposes, which could include additional acquisitions of business or companies.

Net Income from discontinued operations was as follows:


                                                             Year Ended
                                 Nine Months Ended           December 31
                                September 30, 1997         1996       1995

Revenue .......................           $1,538.5     $1,987.7   $2,046.8
Benefits and expenses .........            1,363.6      1,799.0    1,834.6
    Pre-tax net income ........              174.9        188.7      212.2
Federal income taxes ..........               40.0         31.5       31.4
    Net income ................           $  134.9     $  157.2   $  180.8

12. Subsequent Event

On January 2, 1998, LNC completed the purchase of a block of individual life insurance and annuity business from CIGNA Corporation for approximately $1,414,000,000. This acquisition involved additional expenditures to cover expenses associated with the purchase and to provide additional capital for the Life Insurance and Annuities segment to support this business totaling $228,500,000. This transaction is being accounted for using purchase accounting and, accordingly, the operating results generated by this block of business after the closing date will be included in LNC's consolidated financial statements from the closing date. At the time of closing this block of business had liabilities, measured on a statutory basis, of $5,500,000,000 that became LNC's obligation. LNC also received assets, measured on a historical statutory basis, equal to the liabilities. During 1997, this block produced premiums, fees and deposits of $1,181,000,000 and earnings of $98,000,000 on a basis of generally accepted accounting principles and is prior to any adjustments that will be required by purchase accounting. A preliminary application of purchase accounting to this block of business indicates that intangible assets and goodwill will be approximately $1,400,000,000. The additional analysis of this block of business that will occur during 1998 may result in a change in this amount.

In connection with the completion of this acquisition, LNC expects to record a charge to its Life Insurance and Annuities segment during the first quarter of 1998 of approximately $20,000,000 ($31,000,000 pre-tax). This charge will cover certain costs of integrating the existing operations with the new block of business.

Report of Ernst & Young LLP, Independent Auditors

Board of Directors
Lincoln National Corporation

We have audited the accompanying consolidated balance sheets of Lincoln National Corporation as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lincoln National Corporation at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

Ernst & Young LLP


Fort Wayne, Indiana
February 5, 1998




Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

There have been no disagreements with LNC's independent auditors which are reportable pursuant to Item 304 of Regulation S-K.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information for this item relating to directors of LNC is incorporated by reference to the sections captioned "NOMINEES FOR DIRECTOR", "DIRECTORS CONTINUING IN OFFICE" and "COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES AND EXCHANGE ACT OF 1934", of LNC's Proxy Statement for the Annual Meeting scheduled for May 14, 1998.

Executive Officers of the Registrant as of March 1, 1998 were as follows:

Name                  Position with LNC and Business Experience
(Age)**               During the Past Five Years
Ian M. Rolland        Chairman and Director, LNC (since 1992). President and
)65)                  Director, LNC (1975-1991).
                      Chief Executive Officer, LNC (since 1977).

Jon A. Boscia         President and Director, LNC (since January 1998).  Chief
(46)                  Executive Officer, Lincoln Life* (1996 - January, 1998).
                      President, Chief Operating Officer, Lincoln Life*
                      (1994-1996). Executive Vice President, LNC (1991-1994).
                      President, Lincoln National Investment Companies ("LNIC")*
                      (1991-1994).

Bernard G. Brown      Managing Director, Lincoln National (UK)* (since January
(47)                  1998). Operations Director, Lincoln National (UK)* (1995
                      - January 1998). Managing Director, Liberty Life Assurance
                      Company, Ltd. (1992- 1995).

George E. Davis       Senior Vice President, LNC (since 1993).  Vice President,
(55)                  Eastman Kodak Co. (1985-1993).

June E. Drewry        Senior Vice President, LNC (since 1996).President,
(48)                  Systematized Benefit Administrators, Inc. (1995-May 1996).
                      Vice President, Aetna Life Insurance and Annuity Co.
                      (1991-1996).

Jack D. Hunter        Executive Vice President, LNC (since 1986).  General
(61)                  Counsel (since 1971).


Barbara S. Kowalczyk  Senior Vice President, LNC (since 1994).  Senior Vice
(47)                  President, LNIC* (1992-1994). Vice President LNIC*
                      (1985-1992).

H. Thomas McMeekin    Executive Vice President, LNC (since 1994). President,
(45)                  LNIC* (1994-1996). Senior Vice President, LNC (1992-1994).
                      Executive Vice President, LNIC* (February 1992-November
                      1992). Senior Vice President, LNIC* (1987-1992).

Jeffrey J. Nick       President and Chief Executive Officer, LNI* (since 1996).
(45)                  Managing Director, Lincoln National (UK) plc* (1992-1996).
                      Senior Vice President, LNC (1990-1992).

Richard S. Robertson  Executive Vice President, LNC (since 1986).
(56)

Lawrence T. Rowland   President and Chief Executive Officer, Lincoln National
(46)                  Reassurance Company* and other Lincoln Re affiliates*
                      (since 1996).  Senior Vice President, LNRC* (1995-1996).
                      Vice President, Lincoln Re* (1991-1994).

Gabriel L. Shaheen    President and Chief Executive Officer, Lincoln Life*
(44)                  (since January 1998). Managing Director Lincoln National
                      (UK)* (1996 - January 1998). President and Chief Executive
                      Officer, Lincoln Re* (1994-1996). Senior Vice President,
                      Lincoln Life* (1991-1994).


Donald L. Van Wyngarden  Second Vice President and Controller, LNC (since 1975).
(58)

Richard C. Vaughan       Executive Vice President and Chief Financial Officer,
(48)                     LNC (since 1995). Senior Vice President and Chief
                         Financial Officer, LNC (1992-1994).

 * Denotes a subsidiary of LNC
** Age shown is based on nearest birthdate to March 1, 1998.

There is no family relationship between any of the foregoing executive officers, all of whom are elected annually.


Item 11. Executive Compensation

Information for this item is incorporated by reference to the section captioned "EXECUTIVE COMPENSATION" of LNC's Proxy Statement for the Annual Meeting scheduled for May 14, 1998.


Item 12. Security Ownership of Certain Beneficial Owners and Management

Information for this item is incorporated by reference to the sections captioned "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS" and "SECURITY OWNERSHIP OF DIRECTORS, NOMINEES AND EXECUTIVE OFFICERS" of LNC's Proxy Statement for the Annual Meeting scheduled for May 14, 1998.


Item 13. Certain Relationships and Related Transactions

Information for this item is incorporated by reference to the section captioned "TERMINATION OF EMPLOYMENT ARRANGEMENT" of LNC's Proxy Statement for the Annual Meeting scheduled for May 14, 1998.


PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K


Item 14(a)(1) Financial Statements

The following consolidated financial statements of Lincoln National Corporation are included in Item 8:

   Consolidated Balance Sheets - December 31, 1997 and 1996

   Consolidated Statements of Income - Years ended December 31, 1997, 1996 and 1995

   Consolidated Statements of Shareholders' Equity - Years ended
      December 31,1997, 1996 and 1995

   Consolidated Statements of Cash Flows - Years ended December 31, 1997, 1996 and 1995

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


Item 14(a)(3) Listing of Exhibits

The following exhibits of Lincoln National Corporation are included in Item 14 -
Note: The numbers preceding the exhibits correspond to the specific numbers within Item 601 of Regulation S-K.):

      3(a) The Articles of Incorporation of LNC as last amended effective May
           12, 1994 are incorporated by reference to LNC's Form S-3/A (File No. 33-55379) filed with the Commission on September 15, 1994.

      3(b) The Bylaws of LNC as last amended January 14, 1998.

      4(a) Indenture of LNC dated as of January 15, 1987 (Commission File No.
           33-22658) is incorporated by reference to Exhibit 4(a) of LNC's Form 10-K for the year ended December 31, 1994, filed with the Commission on March 27, 1995.

      4(b) First Supplemental Indenture dated as of July 1, 1992, to Indenture of LNC dated as of January 15, 1987 is incorporated by reference to
           Exhibit 4(b) of LNC's Form 10-K for the year ended December 31, 1996, filed with the Commission on March 13, 1997.

      4(c) Specimen Notes for 7 1/8% Notes due July 15, 1999 (Commission File
           No. 33-22658) and for 7 5/8% Notes due July 15, 2002 (Commission File No. 33-22658) are incorporated by reference to Exhibit 4(c) of LNC's Form 10-K for the year ended December 31, 1996, filed with the Commission on March 13, 1997.

      4(d) Rights Agreement of LNC as last amended November 14, 1996 is incorporated by reference to LNC's Form 8-K filed with the Commission on November 22, 1996.

      4(e) Indenture of LNC dated as of September 15, 1994, between LNC and The
           Bank of New York, as Trustee, is incorporated by reference to Exhibit No. 4(c) of LNC's Form S-3/A (Commission File No.
           33-55379), filed with the Commission on September 15, 1994.

      4(f) Form of Note is incorporated by reference to Exhibit No.4(d) to LNC's
           Registration Statement on Form S-3/A (Commission File No. 33-55379), filed with the Commission on September 15, 1994.

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

      4(i) Specimen of LNC's 7 1/4% Debenture due May 15, 2005 (Commission File
           Nos. 33-55379 and 33- 59785) is incorporated by reference to Schedule III of LNC's Form 8-K filed with the Commission on May 17, 1995.

      4(j) Junior Subordinated Indenture dated as of May 1, 1996 between LNC and
           The First National Bank of Chicago is incorporated by reference to
           Exhibit 4(j) of LNC's Form 10-K for the year ended December 31, 1996, filed with the Commission on March 13, 1997.

      4(k) Guarantee Agreement for Lincoln National Capital I is incorporated by reference to Exhibit 4(k) of LNC's Form 10-K for the year ended December 31, 1996, filed with the Commission on March 13, 1997.

      4(l) Guarantee Agreement for Lincoln National Capital II is incorporated by reference to Exhibit 4(l) of LNC's form 10-K for the year ended December 31, 1996, filed with the Commission on March 13, 1997.

      4(m) Form of Lincoln National Capital I 8.75% Cumulative Quarterly Income
           Preferred Securities, Series A (Commission File No. 333-04133) is incorporated by reference to Exhibit 4(m) to LNC's Form 10- K for the year ended December 31, 1996, filed with the Commission on March 13, 1997.

      4(n) Form of Lincoln National Capital II 8.35% Trust Originated Preferred
           Securities, Series B (Commission File No. 333-04133) is incorporated by reference to Exhibit 4(n) to LNC's Form 10-K for the year ended December 31, 1996, filed with the Commission on March 13, 1997.

    10(a)* The Lincoln National Corporation 1986 Stock Option Incentive Plan
           (Commission File No. 33-13445 and 33-62315) as last amended effective May 12, 1994 is incorporated by reference to Exhibit No.1 of LNC's Proxy filed with the Commission on March 31, 1994.

    10(b)* The Lincoln National Corporation 1982 Stock Option Incentive Plan
           (Commission File No. 2-77599) as last amended effective May 7, 1987 is incorporated by reference to Exhibit 10(b) of LNC's Form 10-K for the year ended December 31, 1993, filed with the Commission on March 30, 1994.

    10(c)* The Lincoln National Corporation Executives' Salary Continuation Plan as last amended January 1, 1992.

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

    10(g)* The Lincoln National Corporation Outside Directors Benefits Plan.

    10(h)* Lincoln National Corporation Directors' Value Sharing Plan as last amended effective May 15, 1997.

    10(i)* Lincoln National Corporation Executive Deferred Compensation Plan for
           Employees (Commission File No. 33-51721) as last amended effective February 16, 1998.

    10(j)* Lincoln National Corporation 1993 Stock Plan for Non-Employee
           Directors (Commission File No. 33-58113) as last amended effective November 14, 1996 is incorporated by reference to Exhibit 10(j) to LNC's Form 10-K for the year ended December 31, 1996, filed with the Commission on March 13, 1997.

    10(k)* Lincoln National Corporation Executives' Excess Compensation Benefit
           Plan is incorporated by reference to Exhibit 10(r) of LNC's Form 10-K for the year ended December 31, 1993, filed with the Commission on March 30, 1994.

    10(l)* Lincoln National Corporation 1997 Incentive Compensation Plan effective May 15, 1997 is incorporated by reference to Exhibit A of LNC's proxy filed April 14, 1997.

    10(m)* Descriptions of compensation arrangements with Executive Officers.

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

    10(p) Lease and Agreement dated December 1, 1994, with respect to LNC's Corporate Office located at 200 East Berry Street, Fort Wayne, Indiana, are incorporated by reference to Exhibit 10(p) of LNC's Form 10-K for the year ended December 31, 1994, filed with the Commission on March 27, 1995.

    10(q) Agreement of Lease dated February 17, 1998, with respect to Lincoln Life's life products headquarters located at Church Street, Hartford, Connecticut.

           *This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14 of this report.

     12    Historical Ratio of Earnings to Fixed Charges.

     21    List of Subsidiaries of LNC.

     23    Consent of Ernst & Young LLP, Independent Auditors.

     27    Financial Data Schedule.


Item 14(b)

During the fourth quarter ending December 31, 1997, two Form 8-Ks were filed with the Commission. The first filing (dated October 7, 1997) which included pro forma financial statements, was related to the divestiture of LNC's remaining interest (83.3%) in American States Financial Corporation. The second filing (dated December 16, 1997) was a copy of LNC's press release regarding the amount of gain on the divestiture of American States and expected charges to fourth quarter earnings for changes in estimates for the reserves for United Kingdom pension mis-selling and personal accident programs.

Item 14

The exhibits of Lincoln National Corporation are listed in Item 14(a)(3) above.


Item 14(d)

The financial statement schedules for Lincoln National Corporation follow on pages 72 through 78.

                         LINCOLN NATIONAL CORPORATION

            SCHEDULE I - SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS
                                IN RELATED PARTIES

December 31, 1997                           (000's omitted)

  Column A                                                                Column B        Column C           Column D
                                                                                                               Amount
                                                                                                             at Which
                                                                                                         Shown in the
Type of Investment                                                           Cost            Value      Balance Sheet

Fixed maturity securities available-for-sale:

  Bonds:
    United States Government and government
      agencies and authorities  . . . . . . . . . . . . . . . . . . .  $   591,950     $   662,405        $   662,405
    States, municipalities and political subdivisions . . . . . . . .      236,142         241,426            241,426
    Mortgage-backed securities . . . . . . . . . . . . . . . . . . .     4,303,543       4,529,349          4,529,349
    Foreign governments . . . . . . . . . . . . . . . . . . . . . . .    1,683,418       1,804,436          1,804,436
    Public utilities . . . . . . . . . . . . . . . . . . . . . . . .     2,688,014       2,832,715          2,832,715
    Convertibles and bonds with warrants attached. . . . . . . . . .        80,852          82,743             82,743
    All other corporate bonds . . . . . . . . . . . . . . . . . . . . . 12,854,008      13,717,793         13,717,793
  Redeemable preferred stocks. . . . . . . . . . . . . . . . . . . .       188,109         195,509            195,509
      Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   22,626,036      24,066,376         24,066,376

Equity securities available-for-sale:

  Common stocks:
    Public utilities  . . . . . . . . . . . . . . . . . . . . . . .        19,507           24,456             24,456
    Banks, trusts and insurance companies  . . . . . . . . . . . . .       46,597           73,083             73,083
    Industrial, miscellaneous and all other . . . . . . . . . . . .       366,119          474,739            474,739
    Nonredeemable preferred stocks . . . . . . . . . . . . . . . .         84,933           88,150             88,150
     Total Equity Securities. . . . . . . . . . . . . . . . . . . .       517,156          660,428            660,428

Mortgage loans on real estate. . . . . . . . . . . . . . . . . . .      3,293,131                           3,288,112(1)

Real estate:
    Investment properties. . . . . . . . . . . . . . . . . . . . . .      508,999                             508,999
    Acquired in satisfaction of debt  . . . . . . . . . . . . . . . .      66,957                              66,957

Policy loans . . . . . . . . . . . . . . . . . . . . . . . . . . . .      763,148                             763,148

Other investments . . . . . . . . . . . . . . . . . . . . . . . . . .     464,826                             464,826

     Total Investments . . . . . . . . . . . . . . . . . . . . . . .  $28,240,253                         $29,818,846



(1) Investments deemed to have declines in value that are other than temporary are written down or reserved for to reduce their carrying value to their estimated realizable value.

                             LINCOLN NATIONAL CORPORATION

             SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                     BALANCE SHEETS

                  Lincoln National Corporation (Parent Company Only)



December 31                     (000's omitted)                             1997             1996
Assets:
  Investments in subsidiaries* . . . . . . . . . . . . . . . . . . .  $5,341,786       $5,055,185
  Investments  . . . . . . . . . . . . . . . . . . . . . . . . . . .     231,931          227,234
  Investment in unconsolidated affiliate . . . . . . . . . . . . . .      18,500           16,041
  Cash and invested cash . . . . . . . . . . . . . . . . . . . . . .   1,230,180          133,833
  Property and equipment . . . . . . . . . . . . . . . . . . . . . .      10,316           10,543
  Accrued investment income . . . . . . . . . . . . . . . . . . . .        4,071           26,078
  Receivable from subsidiaries*. . . . . . . . . . . . . . . . . . .     433,580          103,024
  Dividends receivable from subsidiaries*. . . . . . . . . . . . . .      12,875              285
  Loans to subsidiaries*. . . . . . . . . . . . . . . . . . . . . .       32,299          446,968
  Goodwill  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       66,500            5,747
  Other assets   . . . . . . . . . . . . . . . . . . . . . . . . . .      48,470           25,281

    Total Assets  . . . . . . . . . . . . . . . . . . . . . . . . .   $7,430,508       $6,050,219


Liabilities and Shareholders' Equity

Liabilities:
  Cash collateral on loaned securities  . . . . . . . . . . . . . .   $  123,688       $  145,594
  Dividends payable  . . . . . . . . . . . . . . . . . . . . . . . .      52,167           50,651
  Short-term debt  . . . . . . . . . . . . . . . . . . . . . . . . .      82,767           69,711
  Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . .     510,301          596,052
  Loans from subsidiaries* . . . . . . . . . . . . . . . . . . . . .   1,040,431          586,120
  Federal income taxes payable (recoverable) . . . . . . . . . . . .     418,783           (1,398)
  Accrued expenses and other liabilities . . . . . . . . . . . . . .     219,456          133,533

    Total Liabilities . . . . . . . . . . . . . . . . . . . . . . .    2,447,593        1,580,263


Shareholders' Equity
  Series A preferred stock. . . . . . . . . . . . . . . . . . . . .        1,153            1,212
  Common stock . . . . . . . . . . . . . . . . . . . . . . . . . . .     966,461          904,331
  Retained earnings  . . . . . . . . . . . . . . . . . . . . . . . .   3,533,105        3,082,368
  Foreign currency translation adjustment  . . . . . . . . . . . . .      46,204           66,454
  Net unrealized gain (loss) on securities available-for-sale
   [including unrealized gain (loss) of subsidiaries and
   discontinued operations: 1997 - $410,281; 1996 - $397,154]. . . .     435,992          415,591

     Total Shareholders' Equity. . . . . . . . . . . . . . . . . . .   4,982,915        4,469,956

     Total Liabilities and Shareholders' Equity . . . . . . . . . . . $7,430,508       $6,050,219


*Eliminated in consolidation.

These condensed financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes of Lincoln National Corporation (see pages 40 through 66).

                          LINCOLN NATIONAL CORPORATION

                               STATEMENTS OF INCOME

                    Lincoln National Corporation (Parent Company Only)

Year Ended December 31     (000's omitted)                    1997          1996          1995
Revenue:

  Dividends from subsidiaries*. . . . . . . . . . . .   $  250,725      $601,701      $538,515

  Interest from subsidiaries* . . . . . . . . . . . .       22,807        18,945         9,558
  Equity in earnings of unconsolidated affiliate  . .          --          1,428         5,075
  Net investment income   . . . . . . . . . . . . . .       38,108        21,790        21,720
  Realized gain (loss) on investments . . . . . . . .       (1,403)         (432)       30,189
  Gain on sale of subsidiaries and
    discontinued operations . . . . . . . . . . . . .    1,192,226           --         74,284
  Other  . . . . . . . . . . . . . . . . . . .  . . .        1,180         1,127         1,292
    Total Revenue   . . . . . . . . . . . . . . . . .    1,503,643       644,559       680,633


Expenses:

  Operating and administrative. . . . . . . . . . . .       34,610        33,808        41,884
  Interest-subsidiaries*. . . . . . . . . . . . . . .       25,703        23,529        32,864
  Interest-other  . . . . . . . . . . . . . . . . . .       87,442        74,553        63,624
    Total Expenses  . . . . . . . . . . . . . . . . .      147,755       131,890       138,372

    Income before Federal Income Tax Expense
     (Benefit), Equity in Income of Subsidiaries
     and Discontinued Operations, Less Dividends. . .    1,355,888       512,669       542,261

Federal income tax expense (benefit). . . . . . . . .      389,791       (34,157)       37,780

    Income Before Equity in Income of Subsidiaries
     and Discontinued Operations, Less Dividends. . .      966,097       546,826       504,481

Equity in income of subsidiaries and
  discontinued operations, less dividends . . . . . .      (32,109)      (33,268)      (22,295)

    Net Income. . . . . . . . . . . . . . . . . . . .   $  933,988      $513,558      $482,186


*Eliminated in consolidation.


These condensed financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes of Lincoln National Corporation (see pages 40 through 66).

                            LINCOLN NATIONAL CORPORATION

                              STATEMENTS OF CASH FLOWS

                 Lincoln National Corporation (Parent Company Only)

Year Ended December 31        (000's omitted)               1997            1996          1995
Cash Flows from Operating Activities:
Net income  . . . . . . . . . . . . . . . . . . . . .$   933,988       $ 513,558     $ 482,186

Adjustments to reconcile net income to
 net cash provided by (used in) operating
 activities:
   Equity in income of subsidiaries and
    discontinued operations less than
    (greater than) distributions*  . . . . . . . . .      18,950        (262,268)       86,889
   Equity in undistributed earnings of
    unconsolidated affiliate . . . . . . . . . . . .         --           (1,428)       (5,075)
   Realized (gain) loss on investments . . . . . . .       1,403             432       (30,189)
   Gain on sale of subsidiaries and
    discontinued operations  . . . . . . . . . . . .  (1,192,226)            --        (74,284)
  Tax on sale of discontinued operations . . . . . .     415,354             --            --
  Other   . . . . . . . . . . . . . . . . . . .  . .      25,451         (81,276)       47,967
     Net Adjustments   . . . . . . . . . . . . . . .    (731,068)       (344,540)       25,308

     Net Cash Provided by Operating Activities   . .     202,920         169,018       507,494

Cash Flows from Investing Activities:
  Net sales (purchases) of investments   . . . . . .       4,157          91,161        16,614
  Cash collateral on loaned securities    . . . . . .    (21,906)        (53,406)       (4,531)
  Decrease (increase) in investment in subsidiaries*.   (116,824)        217,844      (697,106)
  Sale of (investment in) unconsolidated affiliate  .    (68,959)        (16,041)      193,975
  Sale of discontinued operations   . . . . . . . . .    822,500             --            --
  Net (purchase) sale of property and equipment . . .     (1,417)           (790)       (3,158)
  Other   . . . . . . . . . . . . . . . . . . . . . .     (1,096)        (26,883)       17,675
    Net Cash Provided by (Used in)
     Investing Activities . . . . . . . . . . . . . .    616,455         211,885      (476,531)

Cash Flows from Financing Activities:
  Principal payments on long-term debt  . . . . . . .    (86,338)            --            --
  Issuance of long-term debt    . . . . . . . . . . .        587             561       197,785
  Net increase (decrease) in short-term debt  . . . .     13,056        (179,033)       19,300
  Increase (decrease) in loans from subsidiaries* . .    454,311          28,224       (42,413)
  Decrease (increase) in loans to subsidiaries*   . .    414,669        (303,506)     (106,982)
  Increase in receivables from subsidiaries*    . . .    (23,000)        (36,000)         (300)
  Common stock issued for benefit plans   . . . . . .     33,199            (153)       24,096
  Retirement of common stock  . . . . . . . . . . . .   (327,585)        (32,716)          --
  Dividends paid to shareholders  . . . . . . . . . .   (201,927)       (191,223)     (178,805)
    Net Cash Used in Financing Activities . . . . . .    276,972        (713,846)      (87,319)

    Net Increase (Decrease) in Cash . . . . . . . . .  1,096,347        (332,943)      (56,356)

Cash at beginning-of-year  . . . . . . . . . . . . .     133,833         466,776       523,132

    Cash at End-of-Year  . . . . . . . . . . . . . . $ 1,230,180       $ 133,833     $ 466,776

*Eliminated in consolidation.

These condensed financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes of Lincoln National Corporation (see pages 40 through 66).



                          LINCOLN NATIONAL CORPORATION
             SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION

             Column A                                 Column B        Column C      Column D    Column E         Column F
                                                                      Insurance                                Other Policy
                                                      Deferred       Policy and                                Claims and
                                                     Acquisition         Claim      Unearned    Benefits         Premium
              Segment                                   Costs          Reserves     Premiums     Payable        Revenue(1)
Year Ended December 31, 1997  (000's Omitted)
 Life Insurance and Annuities ....................  $    779,703    $  6,418,417    $           $              $    788,040
  Lincoln UK .....................................       563,080       1,442,768                                    336,721
  Reinsurance ....................................       281,062       3,513,311                                  1,036,127
  Investment Management ..........................
  Other (incl. consol. adj's.) ...................                      (108,224)
    Total ........................................  $  1,623,845    $ 11,266,272    $   --      $   --         $  2,160,888
Year Ended December 31, 1996
  Life Insurance and Annuities ...................  $    926,593    $  6,180,970    $           $              $    676,047
  Lincoln UK .....................................       440,414       1,252,276                                    306,238
  Reinsurance ....................................       322,709       3,144,785                                  1,250,403
  Investment Management ..........................
  Other (incl. consol. adj's.) ...................                      (120,135)
    Total ........................................  $  1,689,716    $ 10,457,896    $   --      $   --         $  2,232,688
Year Ended December 31, 1995
  Life Insurance and Annuities ...................  $    705,913    $  6,166,645    $           $              $    670,344
  Lincoln UK .....................................       134,993         831,762                                    272,771
  Reinsurance ....................................       396,588       3,100,275                                  1,171,165
  Investment Management ..........................
  Other (incl.consol.adj's.) .....................                       (91,254)
    Total ........................................  $  1,237,494    $ 10,007,428    $   --      $   --         $  2,114,280




        Column A                                      Column G        Column H        Column I         Column J       Column K
                                                                                  Amortization of
                                                        Net                       Deferred Policy       Other
                                                     Investment                    Acquisition        Operating       Premiums
         Segment                                     Income (2)       Benefits         Costs          Expenses( 2)    Written
Year Ended December 31, 1997  (000's Omitted)
  Life Insurance and Annuities....................  $ 1,842,351     $ 1,646,581   $   316,346        $   431,301      $
  Lincoln UK .....................................       85,132         339,637         4,342            180,132
  Reinsurance ....................................      284,430       1,205,515       147,300            239,135
  Investment Management ..........................          457                                          243,206
  Other (incl. consol. adj's.) ...................       38,394                                          110,103
    Total ........................................  $ 2,250,764     $ 3,191,733   $   467,988        $ 1,203,877      $   --
Year Ended December 31, 1996
  Life Insurance and Annuities ...................  $ 1,741,649     $ 1,562,087   $   266,343        $   388,020      $
  Lincoln UK .....................................       81,955         133,927                          157,732
  Reinsurance ....................................      263,870       1,013,867       162,150            253,880
  Investment Management ..........................          701                                          191,416
  Other (incl. consol. adj's) ....................         (229)                                         100,128
    Total ........................................  $ 2,087,946     $ 2,709,881   $   428,493        $ 1,091,176      $   --
Year Ended December 31, 1995
  Life Insurance and Annuities ...................  $ 1,755,452     $ 1,637,901   $   267,548        $   331,690      $
  Lincoln UK .....................................       71,098         124,922                          154,017
  Reinsurance ....................................      164,105       1,088,498        59,910            279,724
  Investment Management (3)  .....................          518                                          122,127
  Other (incl. consol. adj's.) ...................      (11,510)                                         105,733
    Total ........................................  $ 1,979,663     $ 2,851,321   $   327,458        $   993,291      $   --


(1) Includes insurance fees on universal life and other interest sensitive products.
(2) The allocation of expenses between investments and other operations are based on a number of assumptions and estimates. Results would change if different methods were applied.
(3) Includes data from the April 1, 1995 date when Investment Management segment was initiated because of the purchase of Delaware Management Holdings, Inc.
(4) Amounts have been adjusted to reflect a reclassification for discontinued operations.

                             LINCOLN NATIONAL CORPORATION

                              SCHEDULE IV - REINSURANCE (1)


         Column A                             Column B         Column C       Column D        Column E         Column F
                                                                                                              Percentage
                                                               Ceded          Assumed                         of Amount
                                               Gross          to Other       from Other         Net            Assumed
                                               Amount         Companies      Companies         Amount          to Net
                                                                          (000's Omitted)
Year Ended December 31, 1997

  Individual life insurance in force  . . . $125,800,000     $37,300,000    $124,000,000    $212,500,000       58.4%

  Premiums:
    Life insurance (2)  . . . . . . . . . . $  1,235,085     $   196,929    $    550,173    $  1,588,329       34.6%
    Health insurance  . . . . . . . . . . .      161,693         118,083         528,949         572,559       92.4%
      Total . . . . . . . . . . . . . . . . $  1,396,778     $   315,012    $  1,079,122    $  2,160,888


Year Ended December 31, 1996

  Individual life insurance in force  . . . $110,700,000     $37,600,000    $130,400,000    $203,500,000       64.0%

  Premiums:
    Life insurance (2) . . . . . . . . . . .$  1,031,740     $    96,999    $    507,512    $  1,442,253       35.2%
    Health insurance  . . . . . . . . . . .      168,545          71,636         693,526         790,435       87.7%
      Total l . . . . . . . . . . . . . . . $  1,200,285     $   168,635    $  1,201,038    $  2,232,688


Year Ended December 31, 1995

  Individual life insurance in force  . . . $ 92,700,000     $32,500,000    $118,900,000    $179,100,000       66.4%

  Premiums:
    Life insurance (2) . . . . . . . . . . .$    949,453     $   178,618    $    536,398    $  1,307,233       41.0%
    Health insurance  . . . . . . . . . . .      307,895         212,422         711,574         807,047       88.2%
      Total  . . . . . . . . . . . . . . . .$  1,257,348     $   391,040    $  1,247,972    $  2,114,280



(1) Special-purpose bulk reinsurance transactions have been excluded.

(2) Includes insurance fees on universal life and other interest sensitive products.

(3) Amounts have been adjusted to reflect a reclassification for discontinued operations.

                           LINCOLN NATIONAL CORPORATION

                  SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS


       Column A                             Column B               Column C              Column D       Column E
                                                                   Additions
                                                                            Charged
                                           Balance at        Charged        to Other                   Balance at
      Description                          Beginning        to Costs        Accounts-   Deductions-      End of
                                           of Period       Expenses(1)      Describe    Describe(2)      Period
                                                                  (000's Omitted)
Year Ended December 31, 1997

Deducted from Asset Accounts:
  Reserve for Mortgage Loans
   on Real Estate  . . . . . . . . . . .   $12,385         $ 1,778                      $(9,144)       $ 5,019
  Reserve for Real Estate  . . . . . . .     3,000                                       (1,500)         1,500
Included in Other Liabilities:
  Investment Guarantees   . . . . . . .     1,775                                          (985)           790


Year Ended December 31, 1996

Deducted from Asset Accounts:
  Reserve for Mortgage Loans
   on Real Estate  . . . . . . . . . . .   $29,592         $ 3,136                      $(20,343)      $12,385
  Reserve for Real Estate   . . . . . .     58,029           3,000         $(51,517)      (6,512)        3,000
  Reserve for Other Long-term,
   Investments  . . . . . . . . . . . . .   13,644            (388)         (12,971)        (285)         --
Included in Other Liabilities:
  Investment Guarantees   . . . . . . . .    7,099            (886)                       (4,438)        1,775


Year Ended December 31, 1995

Deducted from Asset Accounts:
  Reserve for Mortgage Loans
   on Real Estate   . . . . . . . . . . .  $62,675         $ 2,288                    $(35,371)        $29,592
  Reserve for Real Estate . . . . . . . .   78,638          (9,203)                    (11,406)         58,029
  Reserve for Other Long-term
   Investments. . . . . . . . . . . . . .   23,776          (2,415)                     (7,717)         13,644
Included in Other Liabilities:
  Investment Guarantees . . . . . . . . .   13,076          (2,617)                     (3,360)          7,099


(1) Excludes charges for the direct write-offs of assets. The negative amounts shown in the additions columns represent improvements in the underlying assets and guarantees for which valuation accounts had previously been established.

(2) Deductions reflect sales or foreclosures of the underlying holdings.

(3) Amounts have been adjusted to reflect a reclassification for discontinued operations.

                           LINCOLN NATIONAL CORPORATION
                  EXHIBIT INDEX FOR THE ANNUAL REPORT ON FORM 10-K

                        For the Year Ended December 31, 1997
Exhibit
Number                                                                     Page

 3(a)   Articles of Incorporation dated as of May 12, 1994.*
 3(b)   Bylaws of LNC as last amended January 14, 1998.                      81

 4(a)   Indenture of LNC dated as of January 15, 1987.*
 4(b)   LNC First Supplemental Indenture dated July 1, 1992, to
        Indenture of LNC dated as of January 15, 1987.*
 4(c)   Specimen  Notes for 7 1/8% Notes due July 15, 1999 and
          7 5/8% Notes due July 15, 2002.*
 4(d)   Rights Agreement dated  November 14, 1996.*
 4(e)   Indenture of LNC dated as of September 15, 1994.*
 4(f)   Form of Note dated as of September 15, 1994.*
 4(g)   Form of Zero Coupon Security dated as of September 15, 1994.*
 4(h)   Specimen Debenture for 9 1/8% Notes due October 1, 2024.*
 4(i)   Specimen of 7 1/4% Debenture due May 15, 2005.*
 4(j)   Junior Subordinated Indenture of LNC as of May 1, 1996.*
 4(k)   Guarantee Agreement for Lincoln National Capital I.*
 4(l)   Guarantee Agreement for Lincoln National Capital II.*
 4(m)   Form of Lincoln National Capital I Preferred Securities, Series A.*
 4(n)   Form of Lincoln National Capital II Preferred Securities, Series B.*

10(a)   LNC 1986 Stock Option Incentive Plan.*
10(b)   LNC 1982 Stock Option Incentive Plan.*
10(c)   The LNC Executives' Salary Continuation Plan.                        94
10(d)   The LNC Executive Value Sharing Plan.*
10(e)   LNC Executives' Severance Benefit Plan.*
10(f)   The LNC Outside Directors Retirement Plan.*
10(g)   The LNC Outside Directors Benefits Plan.                            100
10(h)   LNC Directors' Value Sharing Plan.                                  103
10(i)   The LNC Executive Deferred Compensation Plan for Employees.         111
10(j)   LNC 1993 Stock Plan for Non-Employee Directors.*
10(k)   LNC Executives' Excess Compensation Benefit Plan.*
10(l)   LNC 1997 Incentive Compensation Plan.*
10(m)   Description of compensation arrangements with Executive Officers.   127
10(n)   Lease and Agreement dated August 1, 1984, with respect
          to Lincoln Life's home office property.*
10(o)   Lease and Agreement dated August 1, 1984, with respect
          to additional Lincoln Life home office property.*
10(p)   Lease dated December 1, 1994, with respect to LNC's
          Corporate Offices.*
10(q)   Lease and Agreement dated February 17, 1998 with respect to
          additional Lincoln Life headquarter property.                     150

12      Historical Ratio of Earnings to Fixed Charges.                      207

21      List of Subsidiaries of LNC.                                        208

23      Consent of Ernst & Young LLP, Independent Auditors.                 221

27      Financial Data Schedule.                                            222


        *Incorporated by Reference

                               Signature Page

                        LINCOLN NATIONAL CORPORATION

Pursuant to the requirements    By /s/ Ian M. Rolland            March 12, 1998
of Section 13 or 15(d) of          Ian M. Rolland,
the Securities Exchange Act        (Chairman, Chief Executive Officer and
of 1934, LNC has duly caused        Director
this report to be signed on
its behalf by the under-        By /s/ Jon A. Boscia             March 12, 1998
signed, thereunto duly             Jon A. Boscia,
authorized.                        (President and Director)

                                By /s/ Richard C. Vaughan        March 12, 1998
                                  Richard C. Vaughan,
                                  (Executive Vice President and Chief
                                  Financial Officer)

                                By /s/ Donald L. Van Wyngarden   March 12, 1998
                                  Donald L. Van Wyngarden
                                  (Second Vice President and Controller)



Pursuant to the requirements    By /s/ J. Patrick Barrett        March 12, 1998
of the Securities Exchange        J. Patrick Barrett
Act of 1934, this report
has been signed below by        By /s/ Thomas D. Bell, Jr.       March 12, 1998
the following Directors           Thomas D. Bell, Jr.
of LNC on the date indicated.
                                By /s/ Daniel R. Efroymson       March 12, 1998
                                   Daniel R. Efroymson

                                By /s/ Harry L. Kavetas          March 12, 1998
                                   Harry L. Kavetas

                                By /s/ M. Leanne Lachman         March 12, 1998
                                   M. Leanne Lachman

                                By /s/ Earl L. Neal              March 12, 1998
                                   Earl L. Neal

                                By /s/ Roel Pieper               March 12, 1998
                                   Roel Pieper

                                By /s/ John M. Pietruski         March 12, 1998
                                   John M. Pietruski

                                By /s/ Jill S. Ruckelshaus       March 12, 1998
                                  Jill S. Ruckelshaus

                                By /s/ Gordon A. Walker          March 12, 1998
                                  Gordon A. Walker

                                By /s/ Gilbert R. Whitaker, Jr.  March 12, 1998
                                  Gilbert R. Whitaker, Jr.