Form 10-Q/A
period 1997-09-30
LINCOLN NATIONAL CORP
filed 1998-03-26
CIK 59558

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

                       Yes [ X ]          No [   ]

This 10-Q Amendment is being filed solely for the purpose of submitting Restated Financial Data Schedules, Exhibits 27.1 and 27.2.


                    Exhibit Index for the Report on Form 10-Q/A for the Quarter Ended September 30, 1997

Exhibit Number          Description                                Page
    27.1                Restated Financial Data Schedules            3
    27.2                Restated Financial Data Schedules            4


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