Form 10-Q
period 1998-03-31
LINCOLN NATIONAL CORP
filed 1998-05-06
CIK 59558

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

          QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


For quarter ended March 31, 1998                  Commission file number 1-6028


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



As of April 30, 1998 LNC had 100,455,933 shares of Common Stock outstanding.

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


                          LINCOLN NATIONAL CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                           March 31        December 31
                            (000's omitted)                  1998             1997
                            ---------------               -----------     ------------
ASSETS

Investments:
  Securities available-for-sale, at fair value:
    Fixed maturity (cost 1998 - $26,076,376;
      1997 - $22,626,036) . . . . . . . . . . . . . . .  $27,532,729      $24,066,376
    Equity (cost 1998 - $634,039;
      1997 - $517,156). . . . . . . . . . . . . . . . .      824,616          660,428
  Mortgage loans on real estate . . . . . . . . . . . .    4,556,633        3,288,112
  Real estate . . . . . . . . . . . . . . . . . . . . .      567,738          575,956
  Policy loans  . . . . . . . . . . . . . . . . . . . .    1,404,764          763,148
  Other investments . . . . . . . . . . . . . . . . . .      343,471          464,826
                                                         -----------      -----------
    Total Investments . . . . . . . . . . . . . . . . .   35,229,951       29,818,846

Investment in unconsolidated affiliates . . . . . . . .       22,472           20,975

Cash and invested cash . . . . . . . . . . . . . . . . .   2,641,678        3,794,706

Property and equipment . . . . . . . . . . . . . . . . .     191,049          189,811

Deferred acquisition costs . . . . . . . . . . . . . . .   1,695,718        1,623,845

Premiums and fees receivable . . . . . . . . . . . . . .     204,587          197,509

Accrued investment income. . . . . . . . . . . . . . . .     516,799          423,008

Assets held in separate accounts . . . . . . . . . . . .  41,741,338       37,138,845

Amounts recoverable from reinsurers. . . . . . . . . . .   2,290,330        2,350,766

Federal income taxes . . . . . . . . . . . . . . . . . .      78,505               --

Goodwill . . . . . . . . . . . . . . . . . . . . . . . .   1,049,269          457,729

Other intangible assets. . . . . . . . . . . . . . . . .   1,536,562          613,909

Other assets . . . . . . . . . . . . . . . . . . . . . .     686,267          544,759
                                                         -----------      -----------
    Total Assets . . . . . . . . . . . . . . . . . . . . $87,884,525      $77,174,708


See notes to consolidated financial statements on pages 7 - 10.

                          LINCOLN NATIONAL CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                                   -CONTINUED-

                                                                    March 31        December 31
                                   (000's omitted)                    1998              1997
                                   ---------------                    ----              ----

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Insurance and Investment Contract Liabilities:

  Insurance policy and claim reserves . . . . . . . . . . . . . .  $15,899,218      $11,266,272

  Contractholder funds. . . . . . . . . . . . . . . . . . . . . .   21,034,215       20,063,393

  Liabilities related to separate accounts. . . . . . . . . . . .   41,741,338       37,138,845
                                                                   -----------      -----------

     Total Insurance and Investment Contract Liabilities . . . . .  78,674,771       68,468,510

Federal income taxes   . . . . . . . . . . . . . . . . . . . . . .          --          487,805

Short-term debt  . . . . . . . . . . . . . . . . . . . . . . . . .     364,896          297,208

Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . .     811,689          511,037

Minority interest - preferred securities
  of subsidiary companies. . . . . . . . . . . . . . . . . . . . .     315,000          315,000

Other liabilities. . . . . . . . . . . . . . . . . . . . . . . . .   2,663,928        2,112,233
                                                                    ----------      -----------

     Total Liabilities . . . . . . . . . . . . . . . . . . . . . .  82,830,284       72,191,793


Shareholders' Equity:
Series A preferred stock-10,000,000 shares authorized
 (3/31/98 liquidation value - $2,742). . . . . . . . . . . . . . .       1,126            1,153

Common stock - 800,000,000 shares authorized . . . . . . . . . . .     963,360          966,461

Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . .   3,562,335        3,533,105

Accumulated Other Comprehensive Income:
 Foreign currency translation adjustment . . . . . . . . . . . . .      52,404           46,204
  Net unrealized gain (loss) on securities available-for-sale  . .     475,016          435,992
                                                                   -----------      -----------

     Total Accumulated Other Comprehensive Income. . . . . . . . .     527,420          482,196
                                                                   -----------      -----------

     Total Shareholders' Equity. . . . . . . . . . . . . . . . . .   5,054,241        4,982,915
                                                                   -----------      -----------

     Total Liabilities and Shareholders' Equity  . . . . . . . . . $87,884,525      $77,174,708



See notes to consolidated financial statements on pages 7 - 10.

                          LINCOLN NATIONAL CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME


                                                                         Three Months Ended
                                                                              March 31
              (000's omitted, except per share amounts)                 1998            1997
               -----------------------------------------                ----            ----

Revenue:
  Insurance premiums . . . . . . . . . . . . . . . . . . . . . . .  $  347,589      $  357,011
  Insurance fees. . . . . . . . . . . . . . . . . . . . . . . . . .    299,894         193,391
  Investment advisory fees  . . . . . . . . . . . . . . . . . . . .     57,879          44,343
  Net investment income . . . . . . . . . . . . . . . . . . . . . .    658,359         559,360
  Equity in earnings of unconsolidated affiliates  . . . . . . . .       1,497             849
  Realized gain on investments . . . . . . . . . . . . . . . . . .      23,923          12,110
  Other revenue and fees  . . . . . . . . . . . . . . . . . . . .       58,878          31,007
                                                                    ----------      ----------

     Total Revenue   . . . . . . . . . . . . . . . . . . . . . . .   1,448,019       1,198,071

Benefits and Expenses:

  Benefits . . . . . . . . . . . .  . . . . . . . . . . . . . . .      784,637         704,322
  Underwriting, acquisition,
   insurance and other expenses . . . . . . . . . . . . . . . . .      473,601         357,383
  Interest and debt expense . . . . . . . . . . . . . . . . . . .       23,368          22,335
                                                                    ----------      ----------

     Total Benefits and Expenses  . . . . . . . . . . . . . . . .    1,281,606       1,084,040
                                                                    ----------      ----------

     Net Income From Continuing Operations
      Before Federal Income Taxes   . . . . . . . . . . . . . . .      166,413         114,031

  Federal income taxes . . . . . . . . . . . . . . . . . . . . . .      44,370          31,011
                                                                    ----------      ----------

     Net Income From Continuing Operations  . . . . . . . . . . .      122,043          83,020

Discontinued Operations (Net of income taxes):
  Net income prior to disposal . . . . . . . . . . . . . . . . . .         --           48,322
  Gain on sale . . . . . . . . . . . . . . . . . . . . . . . . . .         --               --
                                                                    ----------      ----------

     Net Income  . . . . . . . . . . . . . . . . . . . . . . . . .  $  122,043      $  131,342


Earnings Per Common Share-Basic:                                                      Restated

  Net Income From Continuing Operations . . . . . . . . . . . . .      $ 1.22           $  .80
  Discontinued Operations . . . . . . . . . . . . . . . . . . . .          --              .47
                                                                       ------           ------
     Net Income . . . . . . . . . . . . . . . . . . . . . . . . .      $ 1.22           $ 1.27

Earnings Per Common Share-Diluted:

  Net Income From Continuing Operations . . . . . . . . . . . . .      $ 1.20           $  .79
  Discontinued Operations. . . . . . . . . . . . . . . . . . . . .         --              .47
                                                                       ------           ------
     Net Income  . . . . . . . . . . . . . . . . . . . . . . . . .     $ 1.20           $ 1.26


See notes to consolidated financial statements on pages 7 - 10.

                          LINCOLN NATIONAL CORPORATION

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                         Three Months Ended March 31
                                                              Number of Shares                       Amounts
         (000's omitted from dollar amounts)              1998               1997            1998            1997
         -----------------------------------          ------------       ------------    ------------    ------------
Preferred Stock:
  Series A Preferred Stock:
    Balance at beginning-of-year . . . . . . . . . .       35,091             36,885     $     1,153     $     1,212
    Conversion into common stock   . . . . . . . . .         (815)              (321)            (27)            (11)
                                                     ------------       ------------     -----------     -----------
       Balance at March 31 . . . . . . . . . . . . .       34,276             36,564           1,126           1,201

Common Stock:
  Balance at beginning-of-year . . . . . . . . . . .  100,859,478        103,658,575         966,461         904,331
  Conversion of series A preferred stock   . . . . .        6,520              2,568              27              11
  Issued for benefit plans . . . . . . . . . . . . .       82,491            123,602           2,844           2,051
  Retirement of common stock . . . . . . . . . . . .     (623,281)          (578,900)         (5,972)         (5,050)
                                                     ------------       ------------     -----------     -----------
       Balance at March 31 . . . . . . . . . . . . .  100,325,208        103,205,845         963,360         901,343

Retained Earnings:
Balance at beginning-of-year ... . . . . . . . . . .                                       3,533,105       3,082,368

Comprehensive income.  . . . . . . . . . . . . . . .                                         167,267        (109,925)
Less other comprehensive income (loss):
Foreign currency translation . . . . . . . . . . . .                                           6,200         (24,432)
Net unrealized gain (loss) on securities
 available-for-sale  . . . . . . . . . . . . . . . .                                          39,024        (216,835)
                                                                                          -----------     -----------
    Net income . . . . . . . . . . . . . . . . . . .                                         122,043         131,342

 Retirement of common stock  . . . . . . . . . . . .                                         (40,899)        (25,400)

Dividends declared:
 Series A preferred ($.75 per share)                                                             (26)            (20)
 Common stock (1998-$.52; 1997-$.49) . . . . . . . .                                         (51,888)        (50,482)
                                                                                          -----------     -----------
       Balance at March 31 . . . . . . . . . . . . .                                       3,562,335       3,137,808

Foreign Currency Translation Adjustment:
  Accumulated adjustment at
    beginning-of-year. . . . . . . . . . . . . . . .                                          46,204          66,454
  Change during the period . . . . . . . . . . . . .                                           6,200         (24,432)
                                                                                          -----------     -----------
       Balance at March 31 . . . . . . . . . . . . .                                          52,404          42,022

Net Unrealized Gain (Loss) on
  Securities Available-for-Sale:
  Balance at beginning-of-year . . . . . . . . . . .                                         435,992         415,591
  Change during the period . . . . . . . . . . . . .                                          39,024        (216,835)
                                                                                          -----------     -----------
       Balance at March 31 . . . . . . . . . . . . .                                         475,016         198,756

       Total Shareholders' Equity
        at March 31. . . . . . . . . . . . . . . . .                                      $5,054,241      $4,281,130


Common Stock at End of Quarter (assuming
 conversion of preferred stock) . . . . . . . . . . . 100,599,416        103,498,357

See notes to consolidated financial statements on pages 7 - 10.


                          LINCOLN NATIONAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   Three Months Ended
                                                                                        March 31
                            (000's omitted)                                     1998                1997
                            ---------------                                  -----------        -----------
Cash Flows from Operating Activities:
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $  122,043         $  131,342
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Deferred acquisition costs . . . . . . . . . . . . . . . . . . . . . .    (30,329)           (16,211)
      Premiums and fees receivable . . . . . . . . . . . . . . . . . . . . .     (9,307)           (62,389)
      Accrued investment income . .  . . . . . . . . . . . . . . . . . . . .    (16,263)           (21,187)
      Policy liabilities and accruals  . . . . . . . . . . . . . . . . . . .     98,238           (231,288)
      Contractholder funds . . . . . . . . . . . . . . . . . . . . . . . . .    153,325            386,011
      Amounts recoverable from reinsurers  . . . . . . . . . . . . . . . . .     59,914            134,609
      Federal income taxes . . . . . . . . . . . . . . . . . . . . . . . . .     20,004             39,139
      Equity in earnings of unconsolidated affiliates  . . . . . . . . . . .     (1,497)                --
      Provisions for depreciation  . . . . . . . . . . . . . . . . . . . . .     13,610             14,222
      Amortization of goodwill and other intangible assets . . . . . . . . .     39,521             34,293
      Realized gain on investments . . . . . . . . . . . . . . . . . . . . .    (23,923)           (12,110)
      Other  .  . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . .    (36,673)           (94,236)
                                                                             -----------         ----------
        Net Adjustments  . . . . . . . . . . . . . . . . . . . . . . . . . .    266,620            170,853
                                                                             -----------         ----------
        Net Cash Provided by Operating Activities. . . . . . . . . . . . . .    388,663            302,195

Cash Flows from Investing Activities:
  Securities-available-for-sale:
    Purchases  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . (2,446,959)        (2,828,967)
    Sales  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  2,149,815          2,326,648
    Maturities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    106,694            468,758
  Purchase of other investments  . . . . . . . . . . . . . . . . . . . . . .   (259,830)          (453,959)
  Sale or maturity of other investments  . . . . . . . . . . . . . . . . . .    448,270            561,181
  Purchase of affiliates/blocks of business . .  . . . . . . . . . . . . . . (1,426,000)                --
  Increase in cash collateral on loaned securities . . . . . . . . . . . . .    137,238             84,445
  Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (7,653)            (6,906)
                                                                             -----------        -----------
        Net Cash Provided by (Used in) Investing Activities. . . . . . . . . (1,298,425)           151,200

Cash Flows from Financing Activities:
  Principal payments on long-term debt . . . . . . . . . . . . . . . . . . .        (17)              (758)
  Issuance of long-term debt                                                    300,670                146
  Net increase in short-term debt  . . . . . . . . . . . . . . . . . . . . .     67,688              5,361
  Universal life and investment contract deposits  . . . . . . . . . . . . .    827,287            505,993
  Universal life and investment contract withdrawals . . . . . . . . . . . . (1,342,499)          (912,466)
  Common stock issued for benefit plans  . . . . . . . . . . . . . . . . . .      2,844              2,051
  Retirement of common stock . . . . . . . . . . . . . . . . . . . . . . . .    (46,871)           (32,710)
  Dividends paid to shareholders . . . . . . . . . . . . . . . . . . . . . .    (52,368)           (50,631)
                                                                             -----------        -----------
        Net Cash Used in Financing Activities. . . . . . . . . . . . . . . .   (243,266)          (483,014)

        Net Increase (Decrease) in Cash. . . . . . . . . . . . . . . . . . . (1,153,028)           (29,619)

Cash at Beginning-of-Year  . . . . . . . . . . . . . . . . . . . . . . . . .  3,794,706          1,144,766
                                                                             -----------        -----------

        Cash at March 31 . . . . . . . . . . . . . . . . . . . . . . . . . . $2,641,678         $1,115,147

See notes to consolidated financial statements on pages 7 - 10

                          LINCOLN NATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

The accompanying consolidated financial statements include Lincoln National Corporation ("LNC") and its majority-owned subsidiaries. Through subsidiary companies, LNC operates multiple insurance and investment management businesses. Operations are divided into four business segments. Less than majority-owned entities in which LNC has at least a 20% interest are reported on the equity basis. These unaudited consolidated statements have been prepared in conformity with generally accepted accounting principles, except that they do not contain complete notes. However, in the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the results. These financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes included in LNC's latest annual report on Form 10-K for the year ended December 31, 1997.

Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1998.


2.  Federal Income Taxes

The effective tax rate on net income is lower than the prevailing corporate federal income tax rate. The difference for both 1998 and 1997 resulted principally from tax-exempt investment income.


3.  Debt

In March, 1998 LNC issued notes of 1) $100 million, 6.5% due 2008 and 2) $200 million, 7% due 2018. The proceeds from these offerings were used to pay off a portion of LNC's short-term debt and to invest for general corporate purposes, which could include additional acquisitions of business or companies.


4.  Contingencies

Disability Income Claims. The liability for disability income claims net of the related asset for amounts recoverable from reinsurers at March 31, 1998 and December 31, 1997 is a net liability of $1.795 billion and $1.654 billion, respectively, excluding deferred acquisition costs. If incidence levels and/or claim termination rates fluctuate significantly from the assumptions underlying the reserves, adjustments to reserves could be required in the future. Accordingly, this liability may prove to be deficient or excessive. However, it is management's opinion that such future development will not materially affect the consolidated financial position of LNC. LNC reviews reserve levels on an on-going basis.

United Kingdom Pension Products. Operations in the U.K. include the sale of pension products to individuals. Regulatory agencies have raised questions as to what constitutes appropriate advice to individuals who bought pension products as an alternative to participation in an employer sponsored plan. In cases of inappropriate advice, an extensive investigation may have to be done and the individuals put in a position similar to what would have been attained if they had remained in the employer sponsored plan. At March 31, 1998 and December 31, 1997 liabilities of $272.3 million and $291.0 million, respectively, had been established for this issue. These liabilities, which are net of expected recoveries, have been established for the estimated cost of this issue following regulatory guidance as to activities to be undertaken. The expected recoveries from previous owners of companies acquired over the last few years as specified in the indemnification clauses of the purchase agreements were $114.6 million and $113.0 million at March 31, 1998 and December 31, 1997, respectively. These liabilities and recoveries are based on various estimates that are subject to considerable uncertainty. Accordingly, these liabilities may prove to be deficient or excessive. However, it is management's opinion that such future development will not materially affect the consolidated financial position of LNC.

Personal Accident Programs. LNC's Reinsurance segment accepts personal accident reinsurance programs from other insurance companies. Certain excess of loss personal accident reinsurance programs created in the London market during 1993-1996 are producing much higher claims than expected at the time the programs were written. The loss reserves for these programs net of related assets recoverable from reinsurers were $186.3 million at both March 31, 1998 and December 31, 1997. This liability is based on various estimates that are subject to considerable uncertainty. Accordingly, this liability may prove to be deficient or excessive. However, it is management's opinion that such future development will not materially affect the consolidated financial position of LNC.

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

Group Pension Annuities. The liabilities for guaranteed interest and group pension annuity contracts are supported by a single portfolio of assets that attempts to match the duration of these liabilities. Due to the long-term nature of group pension annuities and the resulting inability to exactly match cash flows, a risk exists that future cash flows from investments will not be reinvested at rates as high as currently earned by the portfolio. Accordingly, these liabilities may prove to be deficient or excessive. However, it is management's opinion that such future development will not materially affect the consolidated financial position of LNC.

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

Three lawsuits involve alleged fraud in the sale of interest sensitive universal and whole life insurance policies. These three suits have been filed as class actions against Lincoln Life, although the court has not certified a class in any of these cases. Plaintiffs seek unspecified damages and penalties for themselves and on behalf of the putative class. While the relief sought in these cases is substantial, the cases are in the early stages of litigation, and it is premature to make assessments about potential loss, if any. Management intends to defend these suits vigorously. The amount of liability, if any, which may arise as a result of these suits cannot be reasonably estimated at this time.

5.  Segment Disclosures

Financial Accounting Standard No. 131 entitled "Disclosures about Segments of an Enterprise and Related Information" was adopted in the second quarter of 1997. All amounts for prior periods have been restated in conformity to the provisions of this standard. The following tables show financial data by segment:


                                                                     Three Months
                                                                    Ended March 31
                                     (in millions)              1998               1997
                                     -------------           ----------         ----------
Revenue:
Life Insurance and Annuities . . . . . . . . . . . . . . . . $   902.8          $   679.0
Lincoln UK . . . . . . . . . . . . . . . . . . . . . . . . .     103.5               99.2
Reinsurance  . . . . . . . . . . . . . . . . . . . . . . . .     352.8              363.4
Investment Management  . . . . . . . . . . . . . . . . . . .      76.7               53.5
Other Operations (includes consolidating adjustments). . . .      12.2                3.0
                                                             ----------         -----------
  Total  . . . . . . . . . . . . . . . . . . . . . . . . . . $ 1,448.0          $ 1,198.1

Net income (loss) from continuing
  operations before Federal income taxes:
Life Insurance and Annuities . . . . . . . . . . . . . . . . $    99.2          $    77.8
Lincoln UK . . . . . . . . . . . . . . . . . . . . . . . . .      26.8               23.6
Reinsurance  . . . . . . . . . . . . . . . . . . . . . . . .      44.1               33.8
Investment Management  . . . . . . . . . . . . . . . . . . .       8.8                 .7
Other Operations (includes interest expense) . . . . . . . .     (12.5)             (21.9)
                                                             ----------         ----------
  Total  . . . . . . . . . . . . . . . . . . . . . . . . . . $   166.4          $   114.0

Federal income taxes (credits):
Life Insurance and Annuities . . . . . . . . . . . . . . . . $    20.9          $    20.2
Lincoln UK . . . . . . . . . . . . . . . . . . . . . . . . .       9.4                6.7
Reinsurance  . . . . . . . . . . . . . . . . . . . . . . . .      15.5               11.3
Investment Management  . . . . . . . . . . . . . . . . . . .       4.2                1.4
Other Operations . . . . . . . . . . . . . . . . . . . . . .     ( 5.6)              (8.6)
                                                             ----------         ----------
  Total  . . . . . . . . . . . . . . . . . . . . . . . . . . $    44.4          $    31.0

Net income (loss) from continuing operations:
Life Insurance and Annuities . . . . . . . . . . . . . . . . $    78.3          $    57.6
Lincoln UK . . . . . . . . . . . . . . . . . . . . . . . . .      17.4               16.9
Reinsurance  . . . . . . . . . . . . . . . . . . . . . . . .      28.6               22.5
Investment Management  . . . . . . . . . . . . . . . . . . .       4.6                (.7)
Other Operations (includes interest expense) . . . . . . . .     ( 6.9)             (13.3)
                                                             ----------         ----------
  Total Net Income from Continuing Operations  . . . . . . .     122.0               83.0
Discontinued Operations  . . . . . . . . . . . . . . . . . .        --               48.3
                                                             ----------         ----------
  Total Net Income . . . . . . . . . . . . . . . . . . . . . $   122.0          $   131.3


                                                              March 31          December 31
                                     (in millions)              1998                1997
                                     -------------           ----------         -----------
Assets:
Life Insurance and Annuities . . . . . . . . . . . . . . . . $71,809.3          $60,604.4
Lincoln UK . . . . . . . . . . . . . . . . . . . . . . . . .   8,661.8            7,923.8
Reinsurance  . . . . . . . . . . . . . . . . . . . . . . . .   5,813.3            5,540.2
Investment Management  . . . . . . . . . . . . . . . . . . .     685.9              697.4
Other Operations . . . . . . . . . . . . . . . . . . . . . .     914.2            2,408.9
                                                             ----------         ----------
     Total . . . . . . . . . . . . . . . . . . . . . . . . . $87,884.5          $77,174.7

Revenue, net income from continuing operations (before and after-tax) and assets increased in 1998 compared to 1997 due to the addition of a block of individual life insurance and annuity business (see note 8 on page 10).


6.  Earnings Per Share

Financial Accounting Standard No. 128 entitled "Earnings per Share" was adopted in the fourth quarter of 1997. All prior period earnings per share amounts have been restated to conform to the provisions of this standard. Per share amounts for net income from continuing operations are shown in the income statement using 1) an earnings per common share basic calculation and 2) an earnings per common share-assuming dilution calculation. Reconciliations of the factors used in the two calculations are as follows:


                                                                                         Three Months Ended
                                                                                             March 31
                                                                                     1998               1997
                                                                                ------------         -----------
Numerator: [in millions]
Net income from continuing operations, as used in basic calculation . . . . .        $122.0               $83.0
Dividends on convertible preferred stock  . . . . . . . . . . . . . . . . . .             *                   *
                                                                                     ------               -----
Net income from continuing operations, as used in
 diluted calculation . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $122.0               $83.0

Denominator: [number of shares]
Weighted average shares, as used in basic calculation  . . . . . . . . . . .    100,215,284         102,995,261
Shares to cover conversion of preferred stock. . . . . . . . . . . . . . . .        277,865             294,512
Shares to cover restricted stock . . . . . . . . . . . . . . . . . . . . . .        186,224             215,696
Average stock options outstanding during the period. . . . . . . . . . . . .      3,231,431           3,209,709
Assumed acquisition of shares with assumed proceeds from
 exercising stock options (at average market price during the period). . . .     (1,859,567)         (2,203,493)
                                                                                ------------        ------------
      Weighted-average shares, as used in diluted calculation. . . . . . . .    102,051,237         104,511,685

* Less than $100,000.


7.  Discontinued Operations

On June 9, 1997, LNC announced that it agreed to sell its 83.3% ownership in American States Financial Corporation for $2.65 billion. As this sale resulted in an exit from the property-casualty business (previously a business segment), the financial data for periods prior to the closing date related to the units being sold is shown as discontinued operations in the accompanying consolidated financial statements. June 9, 1997 is the measurement date for purposes of reporting the units sold as discontinued operations. The gain on sale of $1.225 billion ($776.9 million after-tax) resulting from the October 1, 1997 closing was reported with discontinued operations in the fourth quarter of 1997. LNC used most of the proceeds from this sale to expand its other businesses (see note 8 below) and repurchased $341.8 million of its own common stock as authorized by the Board of Directors in June of 1997.


8.  Acquisition of Individual Life Insurance and Annuity Business

On January 2, 1998, LNC acquired a block of individual life insurance and annuity business for $1.414 billion. Additional funds of $228.5 million were required to cover expenses associated with the purchase and to provide additional capital for the Life Insurance and Annuities segment to support this business. This transaction was accounted for using purchase accounting and, accordingly, operating results generated by this block of business after the closing date are included in LNC's consolidated financial statements. At the time of closing this block of business had liabilities, measured on a statutory basis, of approximately $5.5 billion that became LNC's obligations. LNC also received assets, measured on a historical statutory basis, equal to the liabilities. A preliminary application of purchase accounting to this block of business indicates that goodwill and other intangible assets will be approximately $600 million and $940 million, respectively. The additional analysis of this block of business during 1998 may result in a change in the amounts or the shifting of amounts between goodwill and other intangible assets.

During the first quarter of 1998, in connection with this acquisition, LNC recorded a charge to its Life Insurance and Annuities segment of $20.0 million ($30.8 million pre-tax). This charge was for certain costs of integrating the new block of business with existing operations.

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


REVIEW OF CONSOLIDATED OPERATIONS

The discussion that follows focuses on net income from continuing operations for the three months ended March 31, 1998 compared to the results for the three months ended March 31, 1997. As a result of the purchase of a block of individual life insurance and annuity business (see note 8 on page 10) select income statements accounts increased in 1998 versus 1997. These increases are expected to continue for the remainder of 1998.

Life Insurance and Annuity Premiums
Life insurance and annuity premiums for the first three months of 1998 increased $22.7 million or 12% compared with the first three months of 1997. This increase is the net result of increases in business volume from the Life Insurance & Annuities, Lincoln UK and Reinsurance segments. A portion of the increase from the Life Insurance and Annuities segment is the result of the acquisition of the block of business described above.

Health Premiums
Health premiums decreased $32.1 million or 18% for the first three months of 1998 compared with the first three months of 1997 as a result of decreased volumes of business in the Reinsurance segment.

Insurance Fees
Insurance fees in the Life Insurance & Annuities and Lincoln UK segments from universal life, other interest-sensitive life insurance contracts and variable life insurance contracts increased $106.5 million or 55% compared with the first three months of 1997. This increase was the result of increases in the volume of business and a market-driven increase in the value of existing customer accounts upon which some of the fees are based.

Investment Advisory Fees
Investment advisory fees increased by $13.5 million or 30% for the first three months of 1998 as a result of increased volumes of business.

Net Investment Income
Net investment income increased $99.0 million or 18% when compared with the first three months of 1997. This increase is the net result of a 20% increase in mean invested assets and a decrease in the overall yield on investments from 7.54% to 7.40% (all calculations on a cost basis). The increase in mean invested assets is the result of increased volumes of business in the Life Insurance & Annuities and Reinsurance segments and the acquisition of the block of business described above.

Realized Gain on Investments
The first three months of 1998 and 1997 had pre-tax realized gain on investments of $23.9 million and $12.1 million, respectively. These gains, which are net of related deferred acquisition costs, amounts needed to satisfy policyholder commitments and capital gains expenses, were the result of net gains on sales of investments, less some modest write-downs and provisions for losses. Securities available-for-sale that were deemed to have declines in fair value that are other than temporary were written down. Also, when the underlying value of the property is deemed to be less than the carrying value LNC records write-downs and allowances on select mortgage loans on real estate, real estate and other investments.

The pre-tax write-down of securities available-for-sale for the first three months of 1998 and 1997 were $14.3 million and $5.8 million, respectively. The fixed maturity securities to which these write-downs apply were generally of investment grade quality at the time of purchase, but were classified as "below investment grade" at the time of the write-downs. During the first three months of 1998, LNC released $1.0 million in reserves on real estate and mortgage loans on real estate. There were no write-downs, additions or releases to allowances for losses in the first three months of 1997.

Other Revenue
Other revenue and fees increased $27.8 million when compared to the first three months of 1997 as the result of increased volumes of fee income from each of the business segments.

Life Insurance and Annuity Benefits
Life insurance and annuity benefits increased $106.7 million or 20% when compared with the first three months of 1997. This increase is the result of increases in business volume from the Life Insurance & Annuities, Lincoln UK and Reinsurance segments. A portion of the increase from the Life Insurance and Annuities segment is the result of the acquisition of the block of business described above.

Health Benefits
Health benefits decreased $26.3 million or 16% for the first three months of 1998 when compared with the first three months of 1997 as a result of decreased volumes of business and better claims experience in the Reinsurance segment.

Underwriting, Acquisition, Insurance and Other Expenses
These expenses increased $116.2 million or 33% for the first three months of 1998 compared with the first three months of 1997. The primary driver behind this increase, beyond the general inflation rate, was the additional expenses associated with the acquisition of the block of business described above.

Interest and Debt Expense
Interest and debt expense increased $1.0 million or 5% as compared with the first three months of 1997. This was the net result of the impact of reduced interest rates being more than offset by higher average debt outstanding.

Federal Income Taxes
Federal income taxes for the first three months of 1998 increased $13.4 million or 43%. The increase in federal income taxes is a result of an increase in pre-tax earnings.

Summary
Net income for the first three months of 1998 was $122.0 million or $1.20 per share compared with $131.3 million or $1.26 per share in the first three months of 1997. Excluding realized gain on investments, discontinued operations and restructuring charges, LNC earned $128.1 million for the first three months of 1998 compared with $76.7 million for the first three months of 1997. This increase was the result of increased earnings from each of the business segments.

Century Compliance
As indicated within the Management's Discussion and Analysis section of LNC's Form 10-K for the year ended December 31, 1997, LNC is redirecting a large portion of its internal information technology efforts and contracting with outside consultants to update its systems to address year 2000 issues. These efforts continue along with the development of contingency plans in the event, despite its best efforts, there are unresolved year 2000 problems. The more complete disclosure regarding this subject is hereby incorporated by reference to page 21 of LNC's Form 10-K for the year ended December 31, 1997, filed with the Commission on March 18, 1998.

REVIEW OF CONSOLIDATED FINANCIAL CONDITION

As the result of the purchase of a block of individual life insurance and annuity business (see note 8 on page 10) select balance sheet accounts increased from December 31, 1997 to March 31, 1998.

Investments
The total investment portfolio increased $5.4 billion in the first three months of 1998. This is the net result of increases from the addition of the $4.8 billion in invested assets related to the block of business acquired on January 2, 1998; purchases of investments from cash flow generated by the business segments and the increase in the fair value of securities available-for-sale, being partially offset by fixed annuity contractholders opting to transfer funds to variable annuity contracts.

The quality of LNC's fixed maturity securities portfolio as of March 31, 1998 was as follows:

      Treasuries and AAA           26.7%                    BBB           30.7%
      AA                            6.9%                     BB            4.0%
      A                            27.8%           Less than BB            3.9%

As of March 31, 1998, $2.2 billion or 7.9% of fixed maturity securities was invested in below investment grade securities (less than BBB). This represents 6.2% of the total investment portfolio. The interest rates available on these below investment grade securities are significantly higher than are available on other corporate debt securities. Also, the risk of loss due to default by the borrower is significantly greater with respect to such below investment grade securities because these securities are generally unsecured, often subordinated to other creditors of the issuer and issued by companies that usually have high levels of indebtedness. LNC attempts to minimize the risks associated with these below investment grade securities by limiting the exposure to any one issuer and by closely monitoring the credit worthiness of such issuers. During the three months ended March 31, 1998, the aggregate cost of such investments purchased was $613.5 million. Aggregate proceeds from such investments sold were $271.4 million, resulting in a net realized pre-tax gain at the time of sale of $2.3 million.

LNC's entire fixed maturity and equity securities portfolio is classified as "available-for-sale" and is carried at fair value. Changes in fair value, net of related deferred acquisition costs, amounts required to satisfy policyholder commitments and taxes, are charged or credited directly to shareholders' equity.

As of March 31, 1998, mortgage loans on real estate and real estate represented 12.9% and 1.6% of LNC's total investment portfolio. As of March 31, 1998, the underlying properties supporting the mortgage loans on real estate consisted of 23.3% in commercial office buildings, 36.6% in retail stores, 19.5% in apartments, 10.6% in industrial buildings, 3.9% in hotels/motels and 6.1% in other. In addition to the dispersion by property type, the mortgage loan portfolio is geographically diversified throughout the United States.

Impaired loans along with the related allowance for losses are as follows:

                                                 March 31        December 31
                    (in millions)                  1998              1997
                    -------------                --------        -----------

Impaired loans with allowance for losses . . . . $ 35.3          $  41.2
Allowance for losses . . . . . . . . . . . . . .   (4.8)            (5.0)
Impaired loans with no allowance for losses  . .     --               --
                                                 --------        ----------
  Net Impaired Loans. . . . . . . . . . . . . .  $ 30.5          $  36.2

Impaired loans with no allowance for losses are a result of 1) direct write-downs or 2) collateral dependent loans where the fair value of the collateral is greater than the recorded investment in the loan.

A reconciliation of the mortgage loan allowance for losses for these impaired mortgage loans is as follows:

                                                            Three Months
                                                           Ended March 31
                          (in millions)                1998            1997
                          -------------                -----          ------

Balance at beginning of year . . . . . . . . . . . .   $5.0           $12.4
Provisions for losses  . . . . . . . . . . . . . . .     --             (.1)
Releases due to sales  . . . . . . . . . . . . . . .    (.2)            (.8)
Releases due to foreclosures . . . . . . . . . . . .     --              --
                                                       -----          ------
  Balance at End of Period . . . . . . . . . . . . .   $4.8           $11.5

The average recorded investment in impaired loans and the interest income recognized on impaired loans were as follows:

                                                            Three Months
                                                           Ended March 31
                            (in millions)              1998            1997
                            -------------              -----          -----

Average recorded investment in impaired loans. . . .   $38.2          $68.0
Interest income recognized on impaired loans . . . .      .9            1.3

All interest income on impaired loans was recognized on the cash basis of income recognition.

As of March 31, 1998 and 1997, LNC had restructured loans of $32.8 million and $39.4 million, respectively. LNC recorded $.8 million and $1.0 million interest income on these restructured loans for the three months ended March 31, 1998 and 1997, respectively, as compared to interest income of $.8 million and $1.0 million that would have been recorded according to their original terms.

Fixed maturity securities available-for-sale, mortgage loans on real estate and real estate that were non-income producing for the three months ended March 31, 1998 were not significant.

Cash and Invested Cash
Cash and invested cash decreased by $1.2 billion in the first three months of 1998. This decrease is the result of paying out funds accumulated in the fourth quarter of 1997 to purchase a block of individual life and annuity business on January 2, 1998 (see note 8 on page 10).

Deferred Acquisition Costs
Deferred acquisition costs increased $71.9 million during the first three months of 1998 as the net result of increases in new business being partially offset by reductions related to the increase in unrealized gain on securities available-for-sale.

Premiums and Fees Receivable
Premiums and fees receivable increased $7.1 million in the first three months of 1998 as the net result of increased volumes of business in the Investment Management and Reinsurance segments.

Assets Held in Separate Accounts
This asset account as well as the corresponding liability account increased by $4.6 billion in the first three months of 1998, reflecting an increase in annuity funds under management. This increase resulted from new deposits, market appreciation and the continuation of fixed annuity contractholders opting to transfer funds to variable annuity contracts.

Goodwill and Other Intangible Assets
The increase in these amounts is the net result of the additions associated with the block of individual life insurance and annuity business (see note 8 on page
10) being more than the amortization for the three months ended March 31, 1998.

Other Assets
The increase in other assets of $141.5 million is the result of having a higher receivable related to investment securities sold in the last few days of the first quarter of 1998 versus the end of 1997.

Total Liabilities
Total liabilities increased by $10.6 billion in the first three months of 1998. The primary item underlying this increase is the addition of the block of individual life insurance and annuity business. Insurance policy reserves and separate accounts each increased $4.6 billion as a result of the new block of business and increased levels of business in the Life Insurance and Annuities segment. The increase in contractholder funds of $970.8 million is the net result of new deposits and the acquisition of business being partially offset by the withdrawal upon maturity of guaranteed interest contracts. Total debt increased $368.3 million. LNC's liabilities includes some contingency items (see note 4 on page 7).

Shareholders' Equity
Total shareholders' equity increased $71.3 million in the first three months of 1998. Excluding the increase of $39.0 million related to an increase in the unrealized gains on securities available-for-sale, shareholders' equity increased $32.3 million. This increase was the net result of increases due to $122.0 million from net income, $2.9 million from the issuance of common stock related to benefit plans and an increase of $6.2 million cumulative foreign currency translation adjustment, being mostly offset by the repurchase of common shares ($46.9 million), and the declaration of dividends to shareholders ($51.9 million).

Derivatives
As discussed in note 7 to the consolidated financial statements for the year ended December 31, 1997 (see page 56 of LNC's Form 10-K), LNC has entered into derivative transactions to reduce its exposure to fluctuations in interest rates, the widening of bond yield spreads over comparable maturity U.S. Government obligations, increased liabilities associated with certain reinsurance agreements, foreign exchange risks and fluctuations in the FTSE and S&P indexes. In addition, LNC is subject to risks associated with changes in the value of its derivatives; however, such changes in value are generally offset by changes in the value of the items being hedged by such contracts. Modifications to LNC's derivative strategy are initiated periodically upon review of the company's overall risk assessment. Select increases in LNC's derivative positions noted below are the result of derivatives received in conjunction with the acquisition of a block of individual life insurance and annuity business (see note 8 on page 10). During the first three months of 1998, LNC's derivative positions have changed as follows:

 1. Increased its use of interest rate cap agreements that are used to hedge its annuity business from the effect of fluctuating interest rates from $4.9 billion notional to $5.3 billion notional.

 2. Added $218.3 million in notional amount of swaptions. In addition, $21.8 million notional amount of swaptions expired, resulting in a remaining balance of $1,948.5 million in notional amount of swaptions hedging various portfolios of interest rate sensitive assets.

 3. Increased its use of interest rate swap agreements from $10.0 million notional to $41.1 million. These interest rate swap agreements are part of a replication strategy which will result in a higher yield on bonds held by LNC.

 4. Entered into put option agreements with a notional amount of $21.3 million. These put option agreements are part of a replication strategy which establishes a fixed maturity date for various perpetual bonds owned by LNC.

 5. Decreased its use of foreign exchange forward contracts that are hedging the foreign currency risk of its portfolio of foreign bonds from $163.1 million notional to $56.7 million notional. The termination of these foreign exchange forward contracts resulted in the recognition of gains of $5.2 million.

6. Added foreign currency swap agreements with a notional amount of $39.2 million. These foreign currency swap agreements are part of a replication strategy. LNC owns various foreign issue bonds. Interest payments from these bonds are received in a foreign currency and then swapped into U.S. dollars, replicating a foreign issue, U.S. dollar paying security.

7. Entered into a gold commodity swap agreement with a notional amount of $8.1 million. This gold commodity swap is part of a replication strategy. LNC owns a foreign issue bond that makes its coupon payments to its bond holders in ounces of gold. The gold bullion is then swapped into U.S. dollars, replicating a foreign issue, U.S. dollar paying security.

8. Increased its use of S&P 500 index options from $5.3 million notional to $21.7 million notional. These options continue to offset LNC's increased liabilities resulting from certain reinsurance agreements which guarantee payment of the appreciation of the S&P 500 index on certain underlying annuity products.

The following is additional information regarding two new hedging strategies LNC entered into since year-end 1997:

Put Options. LNC uses put options, combined with various perpetual fixed income securities, to replicate a fixed income, fixed maturity investment. The put options give LNC the right, but not the obligation, to sell to the counterparty of the agreement the specified securities on a specified date at a fixed price.

Commodity Swap. A commodity swap is a contractual agreement to exchange a certain amount of a particular commodity for a known amount of cash. LNC owns a fixed income security that meets its coupon payment obligations in gold bullion. LNC is obligated to pay to the counterparty the gold bullion, and in return, receives from the counterparty a stream of fixed income payments. The fixed income payments are the product of the swap notional multiplied by the fixed rate stated in the swap agreement. The net receipts/payments from commodity swaps are recorded in net investment income.

LNC is exposed to credit loss in the event of non-performance by counterparties on interest rate cap agreements, swaptions, spread-lock agreements, interest rate swaps, put options, foreign exchange forward contracts, foreign currency options, foreign currency swaps, commodity swaps and call options. However, LNC does not anticipate non-performance by any of the counter parties. The credit risk associated with such agreements is minimized by purchasing such agreements from financial institutions with long-standing superior performance records.

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

The consolidated statements of cash flows on page 6, indicates that operating activities provided cash of $388.7 million during the first three months of 1998. This statement also classifies the other sources and uses of cash by investing activities and financing activities and discloses the total amount of cash available at end of the quarter to meet LNC's obligations.

Although LNC generates adequate cash flow to meet the needs of its normal operations, periodically LNC may issue debt or equity securities to fund internal expansion, acquisitions, investment opportunities and the retirement of LNC's debt and equity. In April 1998, LNC filed a shelf registration for $1.3 billion. The $1.3 billion included an aggregate of $300 million that had not been utilized from a previously filed shelf registration. The registration statement provides for the issuance of a variety of securities including debt, preferred stock, common stock and hybrid securities. As of March 31, 1998 LNC also had an unused balance of $185 million related to a registration that included the right to offer various forms of hybrid securities. Finally, cash funds are available from LNC's revolving credit agreement which provides for borrowing up to $750 million.

Transactions such as those described in the preceding paragraph that occurred recently include the issuance of $300 million of debt in March 1998 and the purchase and retirement of 623,281 shares of common stock at a cost of $46.9 million in the first three months of 1998. The shares purchased in 1998, along with shares purchased in 1997, have reduced the June 1997 board authorization of $500 million to $158.2 million at March 31, 1998.

PART II - OTHER INFORMATION AND EXHIBITS


Items 1, 2, 3 and 4 of this Part II are either inapplicable or are answered in the negative and are omitted pursuant to the instructions to Part II.


Item 5.  Other Information

Effective December 22, 1997, First Chicago Trust Company of New York became Transfer Agent, Registrar, Rights Agent, Dividend Disbursing Agent and Administrator of Dividend Reinvestment of Lincoln National Corporation common and series A preferred stock.


Item 6.  Exhibits and Reports on Form 8-K


(a) The following Exhibits of the Registrant are included in this report.

       (Note: The number preceding the exhibit corresponds to the specific number within Item 601 of Regulation S-K.)


12     Historical Ratio of Earnings to Fixed Charges

27     Financial Data Schedule


(b) During the quarter ended March 31, 1998, a Form 8-K was filed with the Commission regarding the purchase of a block of individual life insurance and annuity business. This informational filing (filed under Item 5 "Other Information") which included a copy of the press release announcing the completion of the purchase of a block of individual life insurance and annuity business and pro forma statements was filed on January 13, 1998.

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



                                       LINCOLN NATIONAL CORPORATION


                                       By /S/ Richard C. Vaughan
                                          Richard C. Vaughan,
                                          Executive Vice President and
                                          Chief Financial Officer



                                          /S/ Donald L. Van Wyngarden
                                          Donald L. Van Wyngarden,
                                          Second Vice President and Controller





Date May 6, 1998

                          LINCOLN NATIONAL CORPORATION

                    Exhibit Index for the Report on Form 10-Q
                      for the Quarter Ended March 31, 1998



Exhibit Number          Description                                 Page Number


       12               Historical Ratio of Earnings to
                        Fixed Charges                                   20

       27               Financial Data Schedule                         21