Form 10-Q
period 1998-06-30
LINCOLN NATIONAL CORP
filed 1998-07-27
CIK 59558

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

          QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


For quarter ended June 30, 1998                   Commission file number 1-6028


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



As of June 30, 1998 LNC had 100,521,755 shares of Common Stock outstanding.

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]


The exhibit index to this report is located on page 20.

PART I - FINANCIAL INFORMATION
Item 1  Financial Statements


                          LINCOLN NATIONAL CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                                                 June 30            December 31
                                       (000's omitted)                              1998                   1997
                                       ---------------                              ----                   ----

ASSETS

Investments:

  Securities available-for-sale, at fair value:
    Fixed maturity (cost 1998 - $26,233,485;
      1997 - $22,626,036).........................................           $27,786,933            $24,066,376
    Equity (cost 1998 - $528,450;
      1997 - $517,156)............................................               648,873                660,428
  Mortgage loans on real estate...................................             4,434,864              3,288,112
  Real estate.....................................................               498,985                575,956
  Policy loans....................................................             1,499,597                763,148
  Other investments...............................................               402,572                464,826
                                                                              ----------            -----------

    Total Investments.............................................            35,271,824             29,818,846

Investment in unconsolidated affiliates...........................                23,143                 20,975

Cash and invested cash............................................             2,414,114              3,794,706

Property and equipment............................................               191,667                189,811

Deferred acquisition costs........................................             1,749,263              1,623,845

Premiums and fees receivable......................................               250,828                197,509

Accrued investment income.........................................               508,029                423,008

Assets held in separate accounts..................................            42,247,222             37,138,845

Amounts recoverable from reinsurers...............................             2,373,512              2,350,766

Federal income taxes..............................................               188,888                    --

Goodwill..........................................................             1,168,693                457,729

Other intangible assets...........................................             1,255,007                613,909

Other assets......................................................               722,430                544,759
                                                                             -----------            -----------

    Total Assets..................................................           $88,364,620            $77,174,708


See notes to consolidated financial statements on pages 7 - 11.

                          LINCOLN NATIONAL CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                                   -CONTINUED-

                                                                                   June 30           December 31
                                       (000's omitted)                                1998                  1997
                                       ---------------                                ----                  ----
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Insurance and Investment Contract Liabilities:

  Insurance policy and claim reserves..................................        $17,452,405           $11,266,272

  Contractholder funds.................................................         19,403,500            20,063,393

  Liabilities related to separate accounts  ...........................         42,247,222            37,138,845
                                                                               -----------            ----------

     Total Insurance and Investment Contract Liabilities...............         79,103,127            68,468,510

Federal income taxes...................................................               --                 487,805

Short-term debt........................................................            277,080               297,208

Long-term debt.........................................................            811,759               511,037

Minority interest - preferred securities
  of subsidiary companies..............................................            315,000               315,000

Other liabilities......................................................          2,706,807             2,112,233
                                                                               -----------            ----------

     Total Liabilities.................................................         83,213,773            72,191,793


Shareholders' Equity:
Series A preferred stock-10,000,000 shares authorized
 (6/30/98 liquidation value - $2,729)..................................              1,120                 1,153

Common stock - 800,000,000 shares authorized...........................            969,424               966,461

Retained earnings......................................................          3,658,947             3,533,105

Accumulated Other Comprehensive Income:
  Foreign currency translation adjustment..............................             51,808                46,204
  Net unrealized gain on securities available-for-sale.................            469,548               435,992
                                                                                ----------            ----------

     Total Accumulated Other Comprehensive Income......................            521,356               482,196
                                                                                ----------            ----------

     Total Shareholders' Equity........................................          5,150,847             4,982,915
                                                                              ------------            ----------

     Total Liabilities and Shareholders' Equity  ......................        $88,364,620           $77,174,708

See notes to consolidated financial statements on pages 7 - 11.

                          LINCOLN NATIONAL CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                        Six Months Ended        Three Months Ended
                                                                             June 30                  June 30
                   (000's omitted, except per share amounts)           1998         1997         1998         1997
                   -----------------------------------------           ----         ----         ----         ----
Revenue:

  Insurance premiums .........................................   $  721,565   $  630,414   $  373,976   $  273,403
  Insurance fees..............................................      628,301      391,391      328,407      198,000
  Investment advisory fees    ................................      117,040      100,463       59,161       56,120
  Net investment income.......................................    1,317,079    1,117,185      658,720      557,825
  Equity in earnings of unconsolidated affiliates.............        1,538        1,274           41          425
  Realized gain on investments    ............................       49,463       14,636       25,540        2,526
  Other revenue and fees   ...................................      120,526       70,779       61,648       39,772
                                                                 ----------   ----------   ----------   ----------

     Total Revenue............................................    2,955,512    2,326,142    1,507,493    1,128,071

Benefits and Expenses:

  Benefits....................................................    1,583,140    1,419,198      795,903      714,876
  Underwriting, acquisition,
   insurance and other expenses   ............................      942,274      836,961      471,273      479,578
  Interest and debt expense  .................................       51,040       45,534       27,672       23,199
                                                                 ----------   ----------   ----------    ---------

     Total Benefits and Expenses  ............................    2,576,454    2,301,693    1,294,848    1,217,653
                                                                 ----------   -----------  ----------    ---------

     Net Income (Loss) From Continuing Operations
      Before Federal Income Taxes   ..........................      379,058       24,449      212,645      (89,582)

  Federal income taxes   .....................................      108,336      (10,613)      63,966      (41,624)
                                                                  ---------   ----------   ----------    ---------

     Net Income (Loss) From Continuing Operations    .........      270,722       35,062      148,679       (47,958)

Discontinued Operations (Net of income taxes):
  Net income prior to disposal................................          --        88,519         --          40,197
  Gain on sale   .............................................          --           --          --           --
                                                                  ---------   ----------    ---------    ----------

     Net Income (Loss)  ......................................    $ 270,722   $  123,581    $ 148,679    $   (7,761)


Earnings Per Common Share-Basic:
                                                                                 Restated                 Restated

  Net Income (Loss) From Continuing Operations       .........        $2.70       $  .34        $1.48         $(.46)
  Discontinued Operations.....................................          --           .85          --            .39
                                                                     ------         -----       -----         -----
     Net Income (Loss)      ..................................        $2.70        $1.19        $1.48         $(.07)

Earnings Per Common Share-Diluted:

  Net Income (Loss) From Continuing Operations       .........        $2.66       $  .34        $1.46         $(.46)
  Discontinued Operations.....................................          --           .84         --             .39
                                                                     ------        -----       ------         -----
     Net Income (Loss)........................................        $2.66        $1.18        $1.46         $(.07)


See notes to consolidated financial statements on pages 7 - 11.

                          LINCOLN NATIONAL CORPORATION

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                             Six Months Ended June 30
                                                                  Number of Shares                      Amounts
              (000's omitted from dollar amounts)            1998              1997             1998          1997
              -----------------------------------            ----              ----             ----          ----
Series A Preferred Stock:
  Balance at beginning-of-year .................           35,091            36,885       $    1,153    $    1,212
  Conversion into common stock .................             (983)           (1,154)             (33)          (38)
                                                            ------        ---------              ----      -------
       Balance at June 30.......................           34,108            35,731            1,120         1,174

Common Stock:
  Balance at beginning-of-year .................      100,859,478       103,658,575          966,461       904,331
  Conversion of series A preferred stock........            7,864             9,232               33            38
  Issued for benefit plans   ...................          277,694           253,878            8,902         5,271
  Issued for purchase of subsidiary.............             --           1,320,902             --          68,688
  Retirement of common stock ...................         (623,281)       (1,232,700)          (5,972)      (10,760)
                                                      ------------      -----------        ---------       -------
       Balance at June 30  .....................      100,521,755       104,009,887          969,424       967,568

Retained Earnings:
  Balance at beginning-of-year..................                                           3,533,105     3,082,368

  Comprehensive income..........................                                             309,882       116,206
  Less other comprehensive income (loss):
  Foreign currency translation..................                                               5,604       (19,480)
  Net unrealized gain on securities
   available-for-sale...........................                                              33,556        12,105
                                                                                            --------      ---------
       Net Income...............................                                             270,722       123,581

  Retirement of common stock....................                                             (40,899)      (63,219)

  Dividends declared:
  Series A preferred ($1.50 per share)..........                                                 (51)          (54)
  Common stock (1998-$1.04 1997-$.98)...........                                            (103,930)     (101,346)
                                                                                           ----------    ---------
       Balance at June 30.......................                                           3,658,947     3,041,330

Foreign Currency Translation Adjustment:
  Accumulated adjustment at
    beginning-of-year...........................                                              46,204        66,454
  Change during the period......................                                               5,604       (19,480)
                                                                                           ---------       -------
       Balance at June 30.......................                                              51,808        46,974

Net Unrealized Gain on
  Securities Available-for-Sale:
  Balance at beginning-of-year..................                                             435,992       415,591
  Change during the period......................                                              33,556        12,105
                                                                                            --------      --------
       Balance at June 30.......................                                             469,548       427,696

       Total Shareholders' Equity at June 30....                                          $5,150,847    $4,484,742


Common Stock at End of Quarter:
  Assuming conversion of preferred stock........      100,794,619       104,295,735
  Diluted basis.................................      102,254,815       105,455,162

See notes to consolidated financial statements on pages 7 - 11.

                          LINCOLN NATIONAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          Six Months Ended
                                                                                              June 30
                                                           (000's omitted)         1998                    1997
                                                           ---------------         ----                    ----
Cash Flows from Operating Activities:
  Net income..............................................................   $  270,722              $  123,581
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Deferred acquisition costs..........................................      (72,684)                 46,422
      Premiums and fees receivable........................................      (55,548)                 29,466
      Accrued investment income...........................................       (7,492)                (17,765)
      Policy liabilities and accruals.....................................      192,605                 (66,961)
      Contractholder funds................................................      395,020                 492,603
      Amounts recoverable from reinsurers.................................      (23,268)                 23,996
      Federal income taxes................................................      (92,873)               (103,251)
      Equity in earnings of unconsolidated affiliates.....................       (1,538)                 (1,274)
      Provisions for depreciation   ......................................       29,700                  29,034
      Amortization of goodwill and other intangible assets................       63,342                  50,327
      Realized gain on investments........................................      (49,463)                (14,636)
      Other...............................................................      (33,869)                (84,961)
                                                                                --------                 ------
        Net Adjustments...................................................      343,932                 383,000
                                                                                -------                 -------
        Net Cash Provided by Operating Activities.........................      614,654                 506,581

Cash Flows from Investing Activities:
  Securities-available-for-sale:
    Purchases.............................................................   (5,484,270)             (6,010,834)
    Sales.................................................................    4,268,177               5,131,987
    Maturities............................................................    1,045,495                 759,903
  Purchase of other investments...........................................     (662,783)               (814,069)
  Sale or maturity of other investments...................................      873,285                 890,332
  Purchase of affiliates/blocks of business...............................   (1,426,000)                    --
  Increase in cash collateral on loaned securities........................      110,509                 219,108
  Other ..................................................................      106,081                 273,565
                                                                             ----------                 -------
        Net Cash Provided by (Used in) Investing Activities...............   (1,169,506)                449,992

Cash Flows from Financing Activities:
  Principal payments on long-term debt....................................          (74)               (113,299)
  Issuance of long-term debt..............................................      300,797                     329
  Net increase (decrease) in short-term debt..............................      (20,127)                168,474
  Universal life and investment contract deposits.........................      492,069                 655,465
  Universal life and investment contract withdrawals......................   (1,455,908)             (1,369,638)
  Common stock issued for benefit plans...................................        8,902                   5,271
  Retirement of common stock..............................................      (46,871)                (73,979)
  Dividends paid to shareholders..........................................     (104,528)               (101,134)
                                                                             ----------               ---------
        Net Cash Used in Financing Activities.............................     (825,740)               (828,511)

        Net Increase (Decrease) in Cash...................................   (1,380,592)                128,062

Cash at Beginning-of-Year.................................................    3,794,706               1,144,766
                                                                              ----------              ---------

        Cash at June 30...................................................   $2,414,114              $1,272,828


See notes to consolidated financial statements on pages 7 - 11.

                          LINCOLN NATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Basis of Presentation

The accompanying consolidated financial statements include Lincoln National Corporation ("LNC") and its majority-owned subsidiaries. Through subsidiary companies, LNC operates multiple insurance and investment management businesses. Operations are divided into four business segments. Less than majority-owned entities in which LNC has at least a 20% interest are reported on the equity basis. These unaudited consolidated statements have been prepared in conformity with generally accepted accounting principles, except that they do not contain complete notes. However, in the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the results. These financial statements should be read in conjunction with the consolidated audited financial statements and the accompanying notes included in LNC's latest annual report on Form 10-K for the year ended December 31, 1997.

Operating results for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1998.


2.  Accounting for Derivative Instruments and Hedging Activities ("FAS 133")

The Financial Accounting Standards Board issued FAS 133 in June 1998. This standard indicates that adoption may occur immediately or be delayed to as late as the first quarter of 2000. While LNC has not completed the analysis necessary to provide a precise estimate of the effect of this statement or to specify the quarter in which it plans to adopt the standard, it is not expected to have a material effect on LNC's financial position or results of operations.


3.  Federal Income Taxes

The effective tax rate on net income is lower than the prevailing corporate federal income tax rate. The difference for both 1998 and 1997 resulted principally from tax-preferred investment income.


4.  Debt

In March, 1998 LNC issued notes of 1) $100 million, 6.5% due 2008 and 2) $200 million, 7% due 2018. The proceeds from these offerings were used to pay off a portion of LNC's short-term debt and to invest for general corporate purposes, which could include additional acquisitions of business or companies.


5.  Change in Estimate for Disability Income Reserve

During the second quarter of 1997, LNC completed an in-depth review of experience on its disability income business. As a result of this study, LNC's Reinsurance segment strengthened its disability income reserve by $92.8 million, wrote-off deferred acquisition costs of $71.1 million and reduced related assets by $36.1 million. Combined, these actions reduced net income by $130 million or $1.25 per diluted share ($200 million pre-tax).


6.  Contingencies

Disability Income Claims. The liability for disability income claims net of the related asset for amounts recoverable from reinsurers at June 30, 1998 and December 31, 1997 is a net liability of $1.810 billion and $1.654 billion, respectively, excluding deferred acquisition costs. Both net liability amounts include the impact of the special addition in the second quarter of 1997 (see note 5 above). If incidence levels and/or claim termination rates fluctuate significantly from the assumptions underlying the reserves, adjustments to reserves could be required in the future. Accordingly, this liability may prove to be deficient or excessive. However, it is management's opinion that such future development will not materially affect the consolidated financial position of LNC. LNC reviews reserve levels on an on-going basis.

United Kingdom Pension Products. Operations in the U.K. include the sale of pension products to individuals. Regulatory agencies have raised questions as to what constitutes appropriate advice to individuals who bought pension products as an alternative to participation in an employer sponsored plan. In cases of inappropriate advice, an extensive investigation may have to be done and the individuals put in a position similar to what would have been attained if they had remained in the employer sponsored plan. At June 30, 1998 and December 31, 1997 liabilities of $244.1 million and $291.0 million, respectively, had been established for this issue. The decrease in the level of the reserve reflects the settlement payouts that have occurred during the six months ended June 30, 1998. These liabilities, which are net of expected recoveries, have been established for the estimated cost of this issue following regulatory guidance as to activities to be undertaken. The expected recoveries from previous owners of companies acquired over the last few years as specified in the indemnification clauses of the purchase agreements were $114.1 million and $113.0 million at June 30, 1998 and December 31, 1997, respectively. These liabilities and recoveries are based on various estimates that are subject to considerable uncertainty. Accordingly, these liabilities may prove to be deficient or excessive. However, it is management's opinion that such future development will not materially affect the consolidated financial position of LNC.

Personal Accident Programs. LNC's Reinsurance segment accepts personal accident reinsurance programs from other insurance companies. Certain excess of loss personal accident reinsurance programs created in the London market during 1993-1996 are producing much higher claims than expected at the time the programs were written. The loss reserves for these programs net of related assets recoverable from reinsurers at June 30, 1998 and December 31, 1997 were $182.3 million and $186.3 million, respectively. This liability is based on various estimates that are subject to considerable uncertainty. Accordingly, this liability may prove to be deficient or excessive. However, it is management's opinion that future developments in these programs will not materially affect the consolidated financial position of LNC.

Marketing and Compliance Issues. Regulators continue to focus on market conduct and compliance issues. Under certain circumstances, companies operating in the insurance and financial services markets have been held responsible for providing incomplete or misleading sales materials and for replacing existing policies with policies that were less advantageous to the policyholder. LNC's management continues to monitor the company's sales materials and compliance procedures and is making an extensive effort to minimize any potential liability. Due to the uncertainty surrounding such matters, it is not possible to provide a meaningful estimate of the range of potential outcomes at this time. However, it is management's opinion that future developments related to marketing and compliance issues will not materially affect the consolidated financial position of LNC.

Group Pension Annuities. The liabilities for guaranteed interest and group pension annuity contracts are supported by a single portfolio of assets that attempts to match the duration of these liabilities. Due to the long-term nature of group pension annuities and the resulting inability to exactly match cash flows, a risk exists that future cash flows from investments will not be reinvested at rates as high as currently earned by the portfolio. Accordingly, these liabilities may prove to be deficient or excessive. However, it is management's opinion that the future development in this business will not materially affect the consolidated financial position of LNC.

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

Three lawsuits involving alleged fraud in the sale of interest sensitive universal and whole life insurance policies have been filed as class actions against Lincoln Life, although the court has not certified a class in any of these cases. Plaintiffs seek unspecified damages and penalties for themselves and on behalf of the putative class. While the relief sought in these cases is substantial, the cases are in the early stages of litigation, and it is premature to make assessments about potential loss, if any. Management intends to defend these suits vigorously. The amount of liability, if any, which may arise as a result of these suits cannot be reasonably estimated at this time.

7.  Segment Disclosures

The following tables show financial data by segment:

                                                                               Six Months           Three Months
                                                                             Ended June 30         Ended June 30
                                                   (in millions)           1998        1997       1998        1997
                                                   -------------           ----        ----       ----        ----
Revenue:
Life Insurance and Annuities....................................       $1,830.4    $1,360.2   $  927.6     $ 681.2
Lincoln UK......................................................          227.7       202.2      124.2       103.0
Reinsurance.....................................................          729.6       649.3      376.8       285.9
Investment Management...........................................          153.0       117.5       76.3        64.1
Other Operations (includes consolidating adjustments)...........           14.8        (3.1)       2.6        (6.1)
                                                                      ---------   ---------   --------    --------
  Total.........................................................       $2,955.5    $2,326.1   $1,507.5    $1,128.1

Net Income (Loss) from Continuing
 Operations before Federal Income Taxes:
Life Insurance and Annuities....................................         $261.1     $ 166.5    $ 161.9      $ 88.7
Lincoln UK......................................................           58.8        48.4       32.0        24.8
Reinsurance.....................................................           79.2      (133.2)      35.1      (167.0)
Investment Management...........................................           19.3         5.0       10.5         4.3
Other Operations (includes interest expense)....................          (39.4)      (62.2)     (26.9)      (40.4)
                                                                          -----       -----    --------     ------
  Total.........................................................         $379.0    $   24.5    $ 212.6      $(89.6)

Federal Income Taxes (Credits):
Life Insurance and Annuities....................................         $ 64.9    $   43.3     $ 44.0       $23.1
Lincoln UK......................................................           24.1        14.1       14.7         7.4
Reinsurance.....................................................           27.8       (47.0)      12.3       (58.3)
Investment Management...........................................            9.0         4.4        4.8         3.0
Other Operations................................................          (17.5)      (25.4)     (11.9)      (16.8)
                                                                          -----       -----      -----       -----
  Total.........................................................         $108.3     $ (10.6)    $ 63.9      $(41.6)

Net Income (Loss) from Continuing Operations:
Life Insurance and Annuities....................................         $196.2     $ 123.2     $117.9      $ 65.6
Lincoln UK......................................................           34.7        34.3       17.3        17.4
Reinsurance.....................................................           51.4       (86.2)      22.8      (108.7)
Investment Management...........................................           10.3          .6        5.7         1.3
Other Operations (includes interest expense)....................          (21.9)      (36.8)    ( 15.0)      (23.6)
                                                                          -----        ----     ------      ------
  Total Net Income (Loss ) from Continuing Operations...........          270.7        35.1      148.7       (48.0)
Discontinued Operations.........................................            --         88.5       --          40.2
                                                                       --------      ------     ------      ------
  Total Net Income (Loss).......................................         $270.7     $ 123.6     $148.7      $ (7.8)

                                                                                          June 30      December 31
                                                  (in millions)                              1998             1997
                                                  -------------                              ----             ----
Assets:
Life Insurance and Annuities....................................                        $72,019.4        $60,604.4
Lincoln UK......................................................                          8,700.2          7,923.8
Reinsurance.....................................................                          6,052.1          5,540.2
Investment Management...........................................                            697.6            697.4
Other Operations................................................                            895.3          2,408.9
                                                                                        ---------        ---------
  Total.........................................................                        $88,364.6        $77,174.7


Reinsurance's net income for the 1997 periods includes a $130.0 million after-tax ($200.0 million pre-tax) reserve strengthening for its disability income business. Life Insurance and Annuities' revenue, net income and assets increased in 1998 compared to 1997 due to the addition of a block of individual life insurance and annuity business (see note 10 on page 10).

8.  Earnings Per Share

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

                                                                Six Months Ended             Three Months Ended
                                                                    June 30                         June 30
                                                             1998            1997            1998            1997
                                                             ----            ----            ----            ----
Numerator: [in millions]
Net income (loss) from continuing operations,
 as used in basic calculation........................      $270.6          $123.5          $148.7           $(7.8)
Dividends on convertible preferred stock.............          .1              .1               *               *
                                                          -------       ---------        --------          ------
    Net income (loss) from continuing
     operations, as used in diluted calculation......      $270.7          $123.6          $148.7           $(7.8)

Denominator: [number of shares]
Weighted average shares,
 as used in basic calculation........................ 100,260,000     103,441,782     100,304,224     103,883,397
Shares to cover conversion of preferred stock........     275,778         291,408         273,714         288,336
Shares to cover restricted stock.....................     174,622         205,231         163,147         194,880
Average stock options outstanding
 during the period...................................   3,209,984       2,949,125       3,214,219       2,859,301
Assumed acquisition of shares with assumed
 proceeds from exercising stock options (at
  average market price during the period) ...........  (1,948,340)     (1,950,744)     (1,988,039)     (1,819,347)
                                                      -----------     -----------     -----------     -----------
      Weighted-average shares, as
        used in diluted calculation.................. 101,972,044     104,936,802     101,967,265     105,406,567

* Less than $100,000.


9.  Discontinued Operations

On June 9, 1997, LNC announced that it agreed to sell its 83.3% ownership in American States Financial Corporation for $2.65 billion. As this sale resulted in an exit from the property-casualty business (previously a business segment), the financial data for periods prior to the closing date related to the units being sold is shown as discontinued operations in the accompanying consolidated financial statements. June 9, 1997 is the measurement date for purposes of reporting the units sold as discontinued operations. The gain on sale of $1.225 billion ($776.9 million after-tax) resulting from the October 1, 1997 closing was reported with discontinued operations in the fourth quarter of 1997. LNC used most of the proceeds from this sale to expand its other businesses (see note 10 below) and repurchased $341.8 million of its own common stock as authorized by the Board of Directors in June of 1997.


10.  Acquisition of Individual Life Insurance and Annuity Business

On January 2, 1998, LNC acquired a block of individual life insurance and annuity business for $1.414 billion. Additional funds of $228.5 million were required to cover expenses associated with the purchase and to provide additional capital for the Life Insurance and Annuities segment to support this business. This transaction was accounted for using purchase accounting and, accordingly, operating results generated by this block of business after the closing date are included in LNC's consolidated financial statements. At the time of closing this block of business had liabilities, measured on a statutory basis, of approximately $5.5 billion that became LNC's obligations. LNC also received assets, measured on a historical statutory basis, equal to the liabilities. The application of purchase accounting to this block of business indicates that goodwill and other intangible assets will be approximately $725 million and $685 million, respectively. The additional analysis of this block of business during the remainder of 1998 may result in a change in the amounts or the shifting of amounts between goodwill and other intangible assets.

During the first quarter of 1998, in connection with this acquisition, LNC recorded a charge to its Life Insurance and Annuities segment of $20.0 million ($30.8 million pre-tax). This charge was for certain costs of integrating the new block of business with existing operations.

On May 21, 1998, LNC announced that it signed a definitive agreement to acquire a block of individual life business from Aetna, Inc. for $1.0 billion. This acquisition is expected to involve additional expenditures to cover expenses associated with the purchase and to provide additional capital to the Life Insurance and Annuities segment to support this business totaling approximately $165 million. This transaction will be accounted for using purchase accounting and, accordingly, the operating results generated by this block of business after the closing will be included in LNC's consolidated financial statements from the closing date. As of June 30, 1998, this block of business had liabilities, measured on a statutory basis, of $3.0 billion. The liabilities as updated to the closing date will become LNC's obligation at the time of closing. LNC will also receive assets, measured on a historic statutory basis, equal to the liabilities. During 1997, this block produced premiums and fees of $277 million and net income of $77 million on the basis of generally accepted accounting principles (prior to adjustments required by purchase accounting). An initial application of purchase accounting to this block of business would indicate that goodwill and other intangible assets will be approximately $300 million and $800 million, respectively. The additional analysis of this block of business after closing could result in a change in the amounts or the shifting of amounts between goodwill and other intangible assets. Approximately one-half of the funding for this acquisition will come from available funds within the consolidated group. The other half will be obtained from the proceeds of public securities offerings from available shelf registrations.

11.  Subsequent Event

On July 10, 1998 LNC filed a Prospectus Supplement with the Securities and Exchange Commission for a take-down of $200 million of Series C Trust Originated Preferred Securities ("Series C TOPrS") from a previously filed shelf registration. These securities were priced on July 17, 1998 to have a dividend rate of 7.40% and funds were received on July 24, 1998. As noted above, these funds will be used to fund a portion of the purchase of a block of individual life business being acquired from Aetna, Inc.

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


REVIEW OF CONSOLIDATED OPERATIONS

The discussion that follows focuses on net income from continuing operations for the six months ended June 30, 1998 compared to the results for the six months ended June 30, 1997. The factors affecting the current quarter to prior year quarter comparisons are essentially the same as the year-to-date factors except as noted. As a result of the purchase of a block of individual life insurance and annuity business (see note 10 on page 10) select income statement accounts increased in 1998 versus 1997. Increases over comparable 1997 periods are expected to continue for the remainder of 1998.

Life Insurance and Annuity Premiums
Life insurance and annuity premiums for the first six months of 1998 increased $48.6 million or 14% compared with the first six months of 1997. This increase is the result of increases in business volume from the Life Insurance & Annuities and Reinsurance segments. A portion of the increase from the Life Insurance and Annuities segment is the result of the acquisition of the block of business described above.

Health Premiums
Health premiums increased $42.6 million or 16% for the first six months of 1998 compared with the first six months of 1997 as a result of increased volumes of business in the Reinsurance segment.

Insurance Fees
Insurance fees in the Life Insurance & Annuities and Lincoln UK segments from universal life, other interest-sensitive life insurance contracts and variable life insurance contracts increased $236.9 million or 61% compared with the first six months of 1997. This increase was the result of increases in the volume of business (including the block of business purchased) and a market-driven increase in the value of existing customer accounts upon which some of the fees are based.

Investment Advisory Fees
Investment advisory fees increased by $16.6 million or 17% for the first six months of 1998 as a result of increased volumes of business and the increase in the market value of assets managed.

Net Investment Income
Net investment income increased $199.9 million or 18% when compared with the first six months of 1997. This increase is the net result of a 20% increase in mean invested assets and a decrease in the overall yield on investments from 7.51% to 7.36% (all calculations on a cost basis). The increase in mean invested assets is the result of increased volumes of business in all the business segments and funds held in Corporate and Other that will be applied to the purchase of an additional block of business in the fourth quarter of 1998 (see note 10 on page 11). The increase in the Life Insurance and Annuity segment includes the acquisition of the block of business on January 2, 1998 as described above.

Realized Gain on Investments
The first six months of 1998 and 1997 had pre-tax realized gain on investments of $49.5 million and $14.6 million, respectively. These gains, which are net of related deferred acquisition costs and expenses, were the result of net gains on sales of investments, less some modest write-downs and provisions for losses. Securities available-for-sale that were deemed to have declines in fair value that are other than temporary were written down. Also, when the underlying value of the property is deemed to be less than the carrying value, LNC records write-downs and allowances on select mortgage loans on real estate, real estate and other investments.

The pre-tax write-downs of securities available-for-sale for the first six months of 1998 and 1997 were $34.2 million and $13.0 million, respectively. The fixed maturity securities to which write-downs apply were generally of investment grade quality at the time of purchase, but were classified as "below investment grade" at the time of the write-downs. During the first six months of 1998, LNC released $3.5 million in reserves on real estate and mortgage loans on real estate. During the first six months of 1997, LNC released $4.7 million from allowances for losses which is net of $1.7 million of additions.

Other Revenue and Fees
Other revenue and fees increased $49.7 million when compared to the first six months of 1997 as the result of increased volumes of fee income from each of the business segments.

Life Insurance and Annuity Benefits
Life insurance and annuity benefits increased $252.2 million or 24% when compared with the first six months of 1997. This increase is the result of increases in business volume from the Life Insurance & Annuities, Lincoln UK and Reinsurance segments. A portion of the increase from the Life Insurance and Annuities segment is the result of the acquisition of the block of business described above.

Health Benefits
Health benefits decreased $88.3 million for the first six months of 1998 when compared with the first six months of 1997 as a net result of increased volumes of business and the absence of a special addition to the reserve (see note 5 on page 7) in the Reinsurance segment.

Underwriting, Acquisition, Insurance and Other Expenses
These expenses increased $105.3 million or 13% for the first six months of 1998 compared with the first six months of 1997. The primary cause of this increase was the additional expenses associated with the acquisition of the block of business (see note 10 on page 10).

Interest and Debt Expense
Interest and debt expense increased $5.5 million or 12% as compared with the first six months of 1997. This was the net result of the impact of reduced interest rates being more than offset by higher average debt outstanding.

Federal Income Taxes
Federal income taxes increased from a tax credit of $10.6 million in the first six months of 1997 to a tax expense of $108.3 million in the first six months of 1998. The increase in federal income taxes is a result of an increase in pre-tax earnings. The increase in pre-tax earnings relates to the absense of a special addition to the health reserve in 1998.

Summary
Net income for the first six months of 1998 was $270.7 million or $2.66 per diluted share compared with $123.6 million or $1.18 per diluted share in the first six months of 1997. Excluding realized gain on investments and restructuring charges, LNC earned $260.3 million for the first six months of 1998 compared with $28.5 million for the first six months of 1997. This increase was the result of increased earnings from each of the business segments and the absence of a special addition to the disability income reserve (see note 5 on page 7).

Century Compliance
As indicated within the Management's Discussion and Analysis section of LNC's Form 10-K for the year ended December 31, 1997, LNC and its operating subsidiaries are redirecting a large portion of internal information technology efforts and contracting with outside consultants to update systems to address year 2000 issues (see page 21 of LNC's Form 10-K for the year ended December 31, 1997, filed with the Commission on March 18, 1998). These efforts continue along with the development of contingency plans in the event, despite its best efforts, there are unresolved year 2000 problems. The text to follow is an update to the year-end disclosure.

Most mission critical systems which had been planned to be remediated are expected to be remediated by December 31, 1998. However, three mission critical systems which had originally been planned to be replaced instead will have to be remediated. These three systems are expected to be remediated by March 31, 1999.

LNC and its operating subsidiaries are heavily involved in the process of testing mission critical systems. LNC's testing consists of several phases. The final phases, especially external vendor integration testing and full year 2000 environmental testing will extend into 1999.

The work that has been performed and the additional analysis that has occurred during the past six months has led to the conclusion that the amount of year 2000 estimated expenditures for the 1998-2000 time frame is expected to increase by approximately $20 million ($13.7 million after-tax). The primary cause of the increase is the remediation of the three systems discussed above. The remainder of the increase is the result of incurring higher costs than anticipated, especially in the use of outside consultants. Some additional costs will be added to the expected costs after the completion of the acquisition of a block of individual life insurance business (see note 10 on page 11).


REVIEW OF CONSOLIDATED FINANCIAL CONDITION

As the result of the purchase of a block of individual life insurance and annuity business (see note 10 on page 10) select balance sheet accounts increased from December 31, 1997 to June 30, 1998.

Investments
The total investment portfolio increased $5.5 billion in the first six months of 1998. This is the net result of increases from the addition of the $4.8 billion in invested assets related to the block of business acquired on January 2, 1998; purchases of investments from cash flow generated by the business segments and the increase in the fair value of securities available-for-sale, being partially offset by fixed annuity contractholders opting to transfer funds to variable annuity contracts.

The quality of LNC's fixed maturity securities portfolio as of June 30, 1998 was as follows:

      Treasuries and AAA       26.5%                     BBB            31.1%
      AA                        7.2%                      BB             3.8%
      A                        28.0%            Less than BB             3.4%

As of June 30, 1998, $2.007 billion or 7.2% of fixed maturity securities was invested in below investment grade securities (less than BBB). This represents 5.7% of the total investment portfolio. The interest rates available on these below investment grade securities are significantly higher than are available on other corporate debt securities. Also, the risk of loss due to default by the borrower is significantly greater with respect to such below investment grade securities because these securities are generally unsecured, often subordinated to other creditors of the issuer and issued by companies that usually have high levels of indebtedness. LNC attempts to minimize the risks associated with these below investment grade securities by limiting the exposure to any one issuer and by closely monitoring the credit worthiness of such issuers. During the six months ended June 30, 1998, the aggregate cost of such investments purchased was $942.3 million. Aggregate proceeds from such investments sold were $701.0 million, resulting in a net realized pre-tax gain at the time of sale of $13.0 million.

LNC's entire fixed maturity and equity securities portfolio is classified as "available-for-sale" and is carried at fair value. Changes in fair value, net of related deferred acquisition costs, amounts required to satisfy policyholder commitments and taxes, are charged or credited directly to shareholders' equity.

As of June 30, 1998, mortgage loans on real estate and real estate represented 12.6% and 1.4% of LNC's total investment portfolio. As of June 30, 1998, the underlying properties supporting the mortgage loans on real estate consisted of 22.9% in commercial office buildings, 37.2% in retail stores, 19.0% in apartments, 11.0% in industrial buildings, 4.0% in hotels/motels and 5.9% in other. In addition to the dispersion by property type, the mortgage loan portfolio is geographically diversified throughout the United States.

Impaired loans along with the related allowance for losses are as follows:

                                                      June 30      December 31
                           (in millions)               1998               1997
                           -------------               ----               ----

Impaired loans with allowance for losses.........     $38.0              $41.2
Allowance for losses.............................      (4.6)              (5.0)
Impaired loans with no allowance for losses......       2.2               --
                                                      -----              -----
  Net Impaired Loans.............................     $35.6              $36.2

Impaired loans with no allowance for losses are a result of 1) direct write-downs or 2) collateral dependent loans where the fair value of the collateral is greater than the recorded investment in the loan.

A reconciliation of the mortgage loan allowance for losses for these impaired mortgage loans is as follows:

                                                             Six  Months
                                                            Ended June 30
                           (in millions)               1998               1997
                           -------------               ----               ----

Balance at beginning of year.................          $5.0              $12.4
Provisions for losses........................            .2                1.6
Releases due to sales........................           (.6)              (2.6)
Releases due to foreclosures.................           --                (3.4)
                                                       ----              -----
  Balance at End of Period...................          $4.6               $8.0

The average recorded investment in impaired loans and the interest income recognized on impaired loans were as follows:
                                                               Six Months
                                                             Ended June 30
                           (in millions)               1998               1997
                           -------------               ----               ----

Average recorded investment in impaired loans...      $37.8              $75.2
Interest income recognized on impaired loans ...        1.8                3.5

All interest income on impaired loans was recognized on the cash basis of income recognition.

As of June 30, 1998 and 1997, LNC had restructured loans of $32.5 million and $39.2 million, respectively. LNC recorded $1.6 million and $1.9 million of interest income on these restructured loans for the six months ended June 30, 1998 and 1997, respectively, as compared to interest income of $1.6 million and $2.0 million that would have been recorded according to their original terms.

Fixed maturity securities available-for-sale, mortgage loans on real estate and real estate that were non-income producing for the six months ended June 30, 1998 were not significant.

Cash and Invested Cash
Cash and invested cash decreased by $1.4 billion in the first six months of 1998. This decrease is the result of paying out funds accumulated in the fourth quarter of 1997 to purchase a block of individual life and annuity business on January 2, 1998 (see note 10 on page 10).

Deferred Acquisition Costs
Deferred acquisition costs increased $125.4 million during the first six months of 1998 as the net result of increases in new business being partially offset by reductions related to the increase in unrealized gain on securities available-for-sale.

Premiums and Fees Receivable
Premiums and fees receivable increased $53.3 million in the first six months of 1998 as the net result of increased volumes of business in the Life Insurance & Annuity, Reinsurance and Investment Management segments.

Assets Held in Separate Accounts
This asset account as well as the corresponding liability account increased by $5.1 billion in the first six months of 1998, reflecting an increase in annuity funds under management. This increase resulted from new deposits, market appreciation and the continuation of fixed annuity contractholders opting to transfer funds to variable annuity contracts.

Goodwill and Other Intangible Assets
The increase in these amounts is the net result of the additions associated with the block of individual life insurance and annuity business (see note 10 on page
10) being more than the amortization for the six months ended June 30, 1998.

Other Assets
The increase in other assets of $177.7 million is the result of having a higher receivable related to investment securities sold in the last few days of the second quarter of 1998 versus the end of 1997.

Total Liabilities
Total liabilities increased by $11.0 billion in the first six months of 1998. The primary item underlying this increase is the addition of the block of individual life insurance and annuity business described above. Insurance policy reserves increased $6.2 billion as a result of the new block of business and increased levels of business in the Life Insurance and Annuities segment. The decrease in contractholder funds of $659.9 million is the net result of new deposits and the acquisition of business being more than offset by the withdrawal upon maturity of guaranteed interest contracts. Liabilities related to separate accounts increased $5.1 billion as a result of increased levels of business in the Life Insurance and Annuities segment. Total debt increased $280.6 million as the result of issuing new debt in the first quarter of 1998 (see note 4 on page 7). LNC's liabilities include some contingency items (see note 6 on page 7).

Shareholders' Equity
Total shareholders' equity increased $167.9 million in the first six months of 1998. Excluding the increase of $33.6 million related to an increase in the unrealized gains on securities available-for-sale, shareholders' equity increased $134.3 million. This increase was the net result of increases due to $270.7 million from net income, $8.9 million from the issuance of common stock related to benefit plans and an increase of $5.6 million in the cumulative foreign currency translation adjustment, being offset by the repurchase of common shares ($46.9 million), and the declaration of dividends to shareholders ($104.0 million).

Derivatives
As discussed in note 7 to the consolidated financial statements for the year ended December 31, 1997 (see page 56 of LNC's Form 10-K), LNC has entered into derivative transactions to reduce its exposure to fluctuations in interest rates, the widening of bond yield spreads over comparable maturity U.S. Government obligations, increased liabilities associated with certain reinsurance agreements, foreign exchange risks and fluctuations in the FTSE and S&P indexes. In addition, LNC is subject to risks associated with changes in the value of its derivatives; however, such changes in value are generally offset by changes in the value of the items being hedged by such contracts. Modifications to LNC's derivative strategy are initiated periodically upon review of the company's overall risk assessment. Select increases in LNC's derivative positions noted below are the result of derivatives received in conjunction with the acquisition of a block of individual life insurance and annuity business (see note 10 on page 10). During the first six months of 1998, LNC's derivative positions have changed as follows:

 1. Decreased its use of interest rate cap agreements that are used to hedge its annuity business from the effect of fluctuating interest rates from $4.9 billion notional to $4.7 billion notional. The decrease in notional is a result of expirations and therefore no gain or loss has been recognized.

 2. Added $218.3 million in notional amount of swaptions. In addition, $28.8 million notional amount of swaptions expired, resulting in a remaining balance of $1.9 billion in notional amount of swaptions hedging various portfolios of interest rate sensitive assets.

 3. Increased its use of interest rate swap agreements from $10.0 million notional to $40.5 million notional. These interest rate swap agreements are part of a replication strategy which will result in a higher yield on bonds held by LNC. Also entered into $1.8 billion notional of interest rate swaps to hedge the anticipated purchase of an individual life insurance block of business.

 4. Entered into put option agreements with a notional amount of $21.3 million. These put option agreements are part of a replication strategy which establishes a fixed maturity date for various perpetual bonds owned by LNC.

 5. Decreased its use of foreign exchange forward contracts that are hedging the foreign currency risk of its portfolio of foreign bonds from $163.1 million notional to $41.2 million notional. LNC's decision to terminate this contract was based on the fact that the U.S. dollar had strengthened against the foreign currencies hedged.

 6. Entered into foreign currency swap agreements with a notional amount of $39.2 million. These foreign currency swap agreements are part of a replication strategy. LNC owns various foreign issue securities. Interest payments from these securities are received in a foreign currency and then swapped into U.S.dollars, replicating a foreign issue, U.S. dollar paying security.

7. Entered into gold commodity swap agreements with a notional amount of $8.1 million. This gold commodity swap is part of a replication strategy. LNC owns a foreign issue bond that makes its coupon payments to its bond holders in ounces of gold. The gold bullion is then swapped into U.S. dollars, replicating a foreign issue, U.S. dollar paying security.

8. Increased its use of S&P 500 index options from $5.3 million notional to $50.3 million notional. These options continue to offset LNC's increased liabilities resulting from certain reinsurance agreements which guarantee payment for a specified portion of the appreciation of the S&P 500 index on certain underlying annuity products.

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

LNC is exposed to credit loss in the event of non-performance by counterparties on interest rate cap agreements, swaptions, spread-lock agreements, interest rate swaps, put options, foreign exchange forward contracts, foreign currency options, foreign currency swaps, commodity swaps and call options. However, LNC does not anticipate non-performance by any of the counterparties. The credit risk associated with such agreements is minimized by purchasing such agreements from financial institutions with long-standing superior performance records.

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

The consolidated statements of cash flows on page 6, indicates that operating activities provided cash of $614.7 million during the first six months of 1998. This statement also classifies the other sources and uses of cash by investing activities and financing activities and discloses the total amount of cash available to meet LNC's obligations.

Although LNC generates adequate cash flow to meet the needs of its normal operations, periodically LNC may issue debt or equity securities to fund internal expansion, acquisitions, investment opportunities and the retirement of LNC's debt and equity. In April 1998, LNC filed a shelf registration for $1.3 billion. The $1.3 billion included an aggregate of $300 million that had not been utilized from a previously filed shelf registration. The registration statement included the right to offer and sell a variety of securities including debt, preferred stock, common stock and hybrid securities. Also, as of June 30, 1998, LNC had an unused balance of $185 million related to a registration that included the right to offer and sell various forms of hybrid securities. LNC is expected to offer securities totaling $450 million in the third quarter of 1998 to pay a portion of the acquisition price of a block of business as described in notes 10 and 11 on page 11. Finally, cash funds are available from LNC's revolving credit agreement which provides for borrowing up to $750 million.

Transactions such as those described in the preceding paragraph that occurred recently include the issuance of $300 million of debt in March 1998 and the purchase and retirement of 623,281 shares of common stock at a cost of $46.9 million in the first six months of 1998. The shares purchased in 1998, along with shares purchased in 1997, have reduced the June 1997 board authorization of $500 million to $158.2 million at June 30, 1998. Within the May announcement concerning the expected purchase of a block of business (see note 9 on page 10), LNC indicated it would curtail further share repurchases for the near-term.

PART II - OTHER INFORMATION AND EXHIBITS


Items 1, 2, 3 and 5 of this Part II are either inapplicable or are answered in the negative and are omitted pursuant to the instructions to Part II.



Item 4.  Submission of Matters to Vote of Securityholders

(a) The matter discussed below was submitted to a vote at the Annual Meeting of Shareholders of the Registrant on May 14, 1998.

       At the meeting referred to in (a) above, Shareholders of the Registrant voted on the election of four directors for three-year terms.

       Jon A. Boscia
           Votes cast for   = 86,563,751
           Votes withheld  =      747,701

       Eric G. Johnson
           Votes cast for   = 86,613,000
           Votes withheld  =      698,452

       John M. Pietruski
           Votes cast for   = 86,621,930
           Votes withheld  =      689,522

       Gilbert R. Whitaker, Jr.
           Votes cast for   = 86,598,771
           Votes withheld  =      712,681


Item 6.  Exhibits and Reports on Form 8-K


(a) The following Exhibits of the Registrant are included in this report.

       (Note: The number preceding the exhibit corresponds to the specific number within Item 601 of Regulation S-K.)

10     Material Contracts
(a)    Lincoln National Corporation 1997 Incentive Compensation Plan
(b)    Lincoln National Corporation Directors' Value Sharing Plan
(c)    Restricted Stock Award Agreement

12     Historical Ratio of Earnings to Fixed Charges

27     Financial Data Schedule

(b) During the quarter ended June 30, 1998, a Form 8-K was filed with the Commission regarding LNC's press release announcing its signing of a definitive agreement to acquire a block of individual life insurance business from Aetna, Inc. This filing received a filing date of May 28, 1998.

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



                                       LINCOLN NATIONAL CORPORATION


                                       By /S/ Richard C. Vaughan
                                          Richard C. Vaughan,
                                          Executive Vice President and
                                          Chief Financial Officer



                                       By /S/ Donald L. Van Wyngarden
                                          Donald L. Van Wyngarden,
                                          Second Vice President and Controller





Date July 27, 1998

                          LINCOLN NATIONAL CORPORATION

                    Exhibit Index for the Report on Form 10-Q
                       for the Quarter Ended June 30, 1998


Exhibit                                                                    Page
Number                         Description                                Number

  10(a)  Lincoln National Corporation 1997 Incentive Compensation Plan      21
  10(b)  Lincoln National Corporation Directors' Value Sharing Plan         37
  10(c)  Restricted Stock Award Agreement                                   46

  12     Historical Ratio of Earnings to Fixed Charges                      49

  27     Financial Data Schedule                                            50