Form 10-Q/A
period 1998-06-30
LINCOLN NATIONAL CORP
filed 1998-08-07
CIK 59558

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



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


This 10-Q Amendment is being filed solely for the purpose of submitting additional information to the beginning of Note 6 on page 7 and to the end of the Management Discussion and Analysis section entitled Liquidity and Cash Flow on page 17 of Lincoln National Corporation's 10-Q for the quarter ended June 30, 1998 filed July 27,1998.

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


6.  Contingencies

Statutory Restriction. LNC's insurance subsidiaries are subject to certain insurance department regulatory restrictions as to the transfer of funds and payments of dividends to LNC. Based upon these regulations, and without giving effect to the 1998 acquisitions, (see note 10 on page 11), LNC's insurance subsidiaries would have been able to pay dividends to LNC in 1998 of approximately $396.2 million without obtaining specific approval from the insurance commissioners. LNC's primary insurance subsidiary, The Lincoln National Life Insurance Company ("LNL") acquired a block of individual life insurance and annuity business from CIGNA in January 1998 and anticipates acquiring a block of individual life insurance from Aetna in the fourth quarter of 1998. These acquisitions were structured as indemnity reinsurance transactions. The statutory accounting regulations do not allow goodwill to be recognized on indemnity reinsurance transactions and therefore, the related statutory ceding commission flows through the statement of operations as an expense resulting in a reduction of earned surplus. As a result of these acquisitions, LNL's earned surplus will be negative and it will be necessary for LNL to obtain the prior approval of the Indiana Insurance Commissioner before paying any dividends to LNC until such time as earned surplus is positive. It is expected that earned surplus will return to a positive position within two years from the closing of the Aetna transaction described above assuming a level of statutory earnings coinciding with recent earnings patterns. If statutory earnings are less than recent patterns due, for example, to adverse operating conditions or further indemnity reinsurance transactions of this nature, the earned surplus may not return to a positive position as soon as expected. Although no assurance can be given, management believes that the approvals for the payment of dividends in amounts consistent with those paid in the past can be obtained. In the event such approvals are not obtained, management believes that LNC can obtain the funds required to satisfy its obligations from its existing credit facilities and other sources.

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

Addition to the end of the Management Discussion and Analysis section entitled Liquidity and Cash Flow on page 17 of Lincoln National Corporation's 10-Q for the quarter ended June 30, 1998

LNC's insurance subsidiaries are subject to certain insurance department regulatory restrictions, as to the transfer of funds and payment of dividends to the holding company (LNC). Generally, these restrictions pose no short-term liquidity concerns for the holding company. However, as discussed in detail within note 6 on page 8, the acquisition of two blocks of business in 1998 will place further restrictions on the ability of LNC's primary insurance subsidiary, The Lincoln National Life Insurance Company ("LNL"), to declare and pay dividends from LNC's primary insurance subsidiary. As a result of these acquisitions, LNL's earned surplus will be negative and it will be necessary for LNL to obtain the prior approval of the Indiana Insurance Commissioner before paying any dividends to LNC until such time as earned surplus is positive. It is expected that earned surplus will return to a positive position within two years from the the closing of the Aetna transaction assuming the level of statutory earnings coinciding with recent earnings patterns. If statutory earnings are less than recent patterns due, for example, to adverse operating conditions or further indemnity reinsurance transactions of this nature, the earned surplus may not return to a positive position as soon as expected. Although no assurance can be given, management believes that the approvals for the payment of dividends in amounts consistent with those paid in the past can be obtained. In the event such approvals are not obtained, management believes that LNC can obtain the funds required to satisfy its obligations from its existing credit facilities and other sources.

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





Date August 7, 1998