Form 10-Q
period 1998-09-30
LINCOLN NATIONAL CORP
filed 1998-11-05
CIK 59558

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

          QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


For quarter ended September 30, 1998              Commission file number 1-6028


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



As of October 30, 1998 LNC had 101,037,820 shares of Common Stock outstanding.

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]


The exhibit index to this report is located on page 23.

PART I - FINANCIAL INFORMATION
Item 1  Financial Statements


                          LINCOLN NATIONAL CORPORATION

                           CONSOLIDATED BALANCE SHEETS


                                                                             September 30           December 31
                                                   (000's omitted)                   1998                  1997
                                                   ---------------                   ----                  ----
ASSETS

Investments:

  Securities available-for-sale, at fair value:
    Fixed maturity (cost 1998 - $26,609,826;
      1997 - $22,626,036).........................................           $28,553,977            $24,066,376
    Equity (cost 1998 - $470,230;
      1997 - $517,156)............................................               504,899                660,428
  Mortgage loans on real estate...................................             4,329,293              3,288,112
  Real estate.....................................................               459,551                575,956
  Policy loans....................................................             1,517,090                763,148
  Other investments...............................................               399,079                464,826
                                                                              ----------            -----------

    Total Investments.............................................            35,763,889             29,818,846

Investment in unconsolidated affiliates...........................                17,363                 20,975

Cash and invested cash............................................             2,725,355              3,794,706

Property and equipment............................................               200,879                189,811

Deferred acquisition costs........................................             1,847,952              1,623,845

Premiums and fees receivable......................................               241,606                197,509

Accrued investment income.........................................               547,249                423,008

Assets held in separate accounts..................................            37,559,012             37,138,845

Amounts recoverable from reinsurers...............................             2,454,518              2,350,766

Goodwill..........................................................             1,153,069                457,729

Other intangible assets...........................................             1,241,755                613,909

Other assets......................................................               853,547                544,759
                                                                             -----------           ------------

    Total Assets..................................................           $84,606,194            $77,174,708


See notes to consolidated financial statements on pages 7 - 13.

                          LINCOLN NATIONAL CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                                   -CONTINUED-

                                                                               September 30          December 31
                                                        (000's omitted)                1998                 1997
                                                        ---------------                ----                 ----
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Insurance and Investment Contract Liabilities:

  Insurance policy and claim reserves..................................        $16,263,693           $11,266,272

  Contractholder funds.................................................         20,532,312            20,063,393

  Liabilities related to separate accounts  ...........................         37,559,012            37,138,845
                                                                                ----------            ----------

     Total Insurance and Investment Contract Liabilities...............         74,355,017            68,468,510

Federal income taxes...................................................              2,986               487,805

Short-term debt........................................................            354,438               297,208

Long-term debt.........................................................            711,950               511,037

Minority interest - preferred securities
  of subsidiary companies..............................................            745,000               315,000

Other liabilities......................................................          2,909,195             2,112,233
                                                                               -----------            ----------

     Total Liabilities.................................................         79,078,586            72,191,793


Shareholders' Equity:
Series A preferred stock-10,000,000 shares authorized
 (9/30/98 liquidation value - $2,645)..................................              1,086                 1,153

Common stock - 800,000,000 shares authorized...........................            972,960               966,461

Retained earnings......................................................          3,720,003             3,533,105

Accumulated Other Comprehensive Income:
  Foreign currency translation adjustment..............................             59,827                46,204
  Net unrealized gain on securities available-for-sale.................            773,732               435,992
                                                                                 ---------            ----------

     Total Accumulated Other Comprehensive Income......................            833,559               482,196
                                                                                 ---------            ----------

     Total Shareholders' Equity........................................          5,527,608             4,982,915
                                                                                ----------            ----------

     Total Liabilities and Shareholders' Equity  ......................        $84,606,194           $77,174,708

See notes to consolidated financial statements on pages 7 - 13.

                          LINCOLN NATIONAL CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                       Nine Months Ended        Three Months Ended
                                                                          September 30              September 30
                   (000's omitted, except per share amounts)           1998         1997        1998          1997
                   -----------------------------------------           ----         ----        ----          ----
Revenue:

  Insurance premiums .........................................   $1,108,096   $  983,546  $  386,532    $  353,132
  Insurance fees..............................................      919,450      611,736     291,148       220,345
  Investment advisory fees ...................................      169,510      152,334      52,470        51,871
  Net investment income.......................................    1,966,687    1,665,655     649,608       548,470
  Equity in earnings of unconsolidated affiliates.............          800        1,593        (738)          319
  Realized gain (loss) on investments.........................       22,711       71,602     (26,753)       56,966
  Other revenue and fees .....................................      185,850      106,701      65,324        35,922
                                                                   --------   ----------   ---------     ---------

     Total Revenue............................................    4,373,104    3,593,167   1,417,591     1,267,025

Benefits and Expenses:

  Benefits....................................................    2,349,283    2,149,555     766,143       730,357
  Underwriting, acquisition,
   insurance and other expenses   ............................    1,414,098    1,175,760     471,824       338,799
  Interest and debt expense  .................................       83,578       70,017      32,538        24,483
                                                                 ----------    ---------   ----------    ---------

     Total Benefits and Expenses  ............................    3,846,959    3,395,332   1,270,505     1,093,639
                                                                  ---------    ----------  ---------     ---------

     Net Income From Continuing Operations
      Before Federal Income Taxes   ..........................      526,145      197,835     147,086       173,386

  Federal income taxes .......................................      141,974       37,886      33,637        48,499
                                                                  ---------    ---------   ---------     ---------

     Net Income From Continuing Operations  ..................      384,171      159,949     113,449       124,887

Discontinued Operations (Net of income taxes):
  Net income prior to disposal................................         --        134,886         --         46,367
  Gain on sale ...............................................         --            --          --           --
                                                                  ---------   ----------  ----------    ----------

     Net Income  .............................................   $  384,171   $  294,835  $  113,449    $  171,254


Earnings Per Common Share-Basic:
                                                                                Restated                  Restated
  Net Income From Continuing Operations ......................        $3.83        $1.55       $1.13         $1.22
  Discontinued Operations.....................................           --         1.31         --            .46
                                                                     ------        -----       -----          ----
     Net Income...............................................        $3.83        $2.86       $1.13         $1.68

Earnings Per Common Share-Diluted:

  Net Income From Continuing Operations ......................        $3.77        $1.53       $1.11         $1.20
  Discontinued Operations.....................................          --          1.29         --            .45
                                                                     ------        -----      ------         -----
     Net Income...............................................        $3.77        $2.82       $1.11         $1.65

See notes to consolidated financial statements on pages 7 - 13.

                          LINCOLN NATIONAL CORPORATION

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                         Nine Months Ended September 30
                                                                 Number of Shares                    Amounts
              (000's omitted from dollar amounts)            1998              1997             1998          1997
              -----------------------------------            ----              ----             ----          ----
Series A Preferred Stock:
  Balance at beginning-of-year .................           35,091            36,885       $    1,153    $    1,212
  Conversion into common stock .................           (2,025)           (1,659)             (67)          (55)
                                                           -------           ------            -----         -----
       Balance at September 30..................           33,066            35,226            1,086         1,157

Common Stock:
  Balance at beginning-of-year .................      100,859,478       103,658,575          966,461       904,331
  Conversion of series A preferred stock........           16,200            13,272               67            55
  Issued for benefit plans   ...................          779,130           527,466           27,238        19,572
  Issued for purchase of subsidiary.............             --           1,320,902             --          68,688
  Retirement of common stock ...................         (623,281)       (3,318,000)          (5,972)      (27,499)
  Certain issuance costs related to
   FELINE PRIDES................................               --               --           (14,834)         --
                                                      ------------      -----------       -----------    ---------
       Balance at September 30  ................      101,031,527       102,202,215          972,960       965,147

Retained Earnings:
  Balance at beginning-of-year..................                                           3,533,105     3,082,368

  Comprehensive income..........................                                             735,534       444,246
  Less other comprehensive income (loss):
  Foreign currency translation..................                                              13,623       (32,412)
  Net unrealized gain on securities
   available-for-sale...........................                                             337,740       181,823
                                                                                             -------       -------
       Net Income...............................                                             384,171       294,835

  Retirement of common stock....................                                             (40,899)     (182,625)

  Dividends declared:
  Series A preferred ($2.25 per share)..........                                                 (77)          (80)
  Common stock (1998-$1.56 1997-$1.47)..........                                            (156,297)     (151,200)
                                                                                           ---------     ---------
       Balance at September 30..................                                           3,720,003     3,043,298

Foreign Currency Translation Adjustment:
  Accumulated adjustment at
    beginning-of-year...........................                                              46,204        66,454
  Change during the period......................                                              13,623       (32,412)
                                                                                              ------        ------
       Balance at September 30..................                                              59,827        34,042

Net Unrealized Gain on
  Securities Available-for-Sale:
  Balance at beginning-of-year..................                                             435,992       415,591
  Change during the period......................                                             337,740       181,823
                                                                                            --------      --------
       Balance at September 30..................                                             773,732       597,414

       Total Shareholders' Equity
         at September 30........................                                          $5,527,608    $4,641,058

Common Stock at End of Quarter:
  Assuming conversion of preferred stock........      101,296,055       102,484,023
  Diluted basis.................................      101,957,711       103,620,358

See notes to consolidated financial statements on pages 7 - 13.

                          LINCOLN NATIONAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                         Nine months Ended
                                                                                            September 30
                                                           (000's omitted)        1998                     1997
                                                           ---------------        ----                     ----
Cash Flows from Operating Activities:
  Net income..............................................................   $  384,171              $  294,835
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Deferred acquisition costs..........................................     (152,233)                    350
      Premiums and fees receivable........................................      (44,096)                 (3,555)
      Accrued investment income...........................................     (124,241)                (34,443)
      Policy liabilities and accruals.....................................      171,341                 124,855
      Contractholder funds................................................      592,868                 524,545
      Amounts recoverable from reinsurers.................................     (103,753)                 33,283
      Federal income taxes................................................      134,467                (138,295)
      Equity in earnings of unconsolidated affiliates.....................         (800)                 (1,593)
      Provisions for depreciation   ......................................       40,676                  43,626
      Amortization of goodwill and other intangible assets................       89,426                  66,362
      Realized gain on investments........................................      (22,711)                (71,602)
      Other...............................................................     (110,981)                (37,092)
                                                                                -------                 -------
        Net Adjustments...................................................      469,963                 649,645
                                                                                -------                 -------
        Net Cash Provided by Operating Activities.........................      854,134                 944,480

Cash Flows from Investing Activities:
  Securities-available-for-sale:
    Purchases.............................................................   (8,927,928)             (8,045,600)
    Sales.................................................................    7,091,988               7,279,137
    Maturities............................................................    1,494,166               1,084,569
  Purchase of other investments...........................................     (948,151)              1,595,145
  Sale or maturity of other investments...................................    1,332,759               1,647,524
  Purchase of affiliates/blocks of business...............................   (1,426,000)                    --
  Increase in cash collateral on loaned securities........................      256,954                 126,818
  Other ..................................................................     (143,519)                 60,377
                                                                              ---------               ---------
        Net Cash Provided by (Used in) Investing Activities...............   (1,269,731)                557,680

Cash Flows from Financing Activities:
  Principal payments on long-term debt/transfer to short-term debt........      (99,883)               (113,550)
  Issuance of long-term debt..............................................      300,796                     943
  Net increase in short-term debt.........................................       57,231                 274,804
  Issuance of preferred securities of subsidiary companies................      430,000                     --
  Certain issuance costs related to FELINE PRIDES.........................      (14,834)                    --
  Universal life and investment contract deposits.........................      886,049                 775,128
  Universal life and investment contract withdrawals......................   (2,036,732)             (1,994,749)
  Common stock issued for benefit plans...................................       27,238                  19,572
  Retirement of common stock..............................................      (46,871)               (210,124)
  Dividends paid to shareholders..........................................     (156,748)               (151,958)
                                                                             ----------              ----------
        Net Cash Used in Financing Activities.............................     (653,754)             (1,399,394)

        Net Increase (Decrease) in Cash...................................   (1,069,351)                102,226

Cash at Beginning-of-Year.................................................    3,794,706               1,144,766
                                                                             ----------              ----------

        Cash at September 30..............................................   $2,725,355              $1,246,992

See notes to consolidated financial statements on pages 7 - 13.

                          LINCOLN NATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

The accompanying consolidated financial statements include Lincoln National Corporation ("LNC") and its majority-owned subsidiaries. Through subsidiary companies, LNC operates multiple insurance and investment management businesses. During 1998, the collective group of companies adopted "Lincoln Financial Group" as its marketing identity. Operations are divided into four business segments. Less than majority-owned entities in which LNC has at least a 20% interest are reported on the equity basis. These unaudited consolidated statements have been prepared in conformity with generally accepted accounting principles, except that they do not contain complete notes. However, in the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the results. These financial statements should be read in conjunction with the consolidated audited financial statements and the accompanying notes included in LNC's latest annual report on Form 10-K for the year ended December 31, 1997.

Operating results for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1998.

2.   Investments

In June 1998, the Financial Accounting Standards Board, issued an accounting standard entitled "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). This standard indicates that adoption may occur at the beginning of any fiscal quarter but no later than the first quarter of 2000. While LNC has not completed the analysis necessary to provide a precise estimate of the effect of this statement or to specify the quarter in which it plans to adopt the standard, it is not expected to have a material effect on LNC's financial position or results of operations.

During the second quarter of 1998, LNC purchased two bonds issued by different issuers with offsetting interest rate characteristics. Subsequent to these transactions being recorded, regulators that monitor accounting activity have discussed the possibility of having companies change the accounting initially applied to such transactions to treat such investments as a unit. One alternative proposed would require the realized loss on the sale of $20.0 million ($13.0 million after-tax) on one of these bonds recorded by LNC at the end of the second quarter of 1998 to be reversed and the amount applied as a change in the carrying amount of the bond that remains in LNC's portfolio. Also, net investment income for the third quarter of 1998 would be less than reported by $2.5 million ($1.6 million after-tax). The timing for a final decision on this matter is not known at this time.

3.   Federal Income Taxes

The effective tax rate on net income is lower than the prevailing corporate federal income tax rate. The difference for both 1998 and 1997 resulted principally from tax-preferred investment income.

4.   Debt and Preferred Securities of Subsidiary Companies

Debt. In March 1998, LNC issued notes of $100 million, 6.5% due 2008 and $200 million, 7% due 2018. The proceeds from these offerings were used to pay off a portion of LNC's short-term debt and to invest for general corporate purposes, which could include additional acquisitions of business or companies.

Shelf Registration. In April 1998, LNC filed a shelf registration with the Securities and Exchange Commission that would allow LNC to offer and sell up to $1.3 billion of various securities, including regular debt, preferred stock, common stock and hybrid securities. This filing included an aggregate of $300 million from a previous filing that had not been utilized. In conjunction with this shelf registration, three additional subsidiaries were added (Lincoln National Capital IV, V and VI) to accommodate the issuance of additional preferred securities. The purpose and terms of these new subsidiaries essentially parallel Lincoln National Capital I, II and III.

TOPrS. In July 1998, LNC's wholly-owned subsidiary (Lincoln National Capital
III) issued 8,000,000 shares or $200 million of 7.40% Series C Trust Originated Preferred Securities ("Series C TOPrS") which mature on September 30, 2028.

FELINE PRIDES. In August 1998, LNC through its wholly-owned subsidiary (Lincoln National Capital IV) issued $230 million of FELINE PRIDES (service mark of Merrill Lynch & Co. Inc.). This issue includes 9,200,000 FELINE PRIDES (8,200,000 Income Prides and 1,000,000 Growth Prides) and 1,000,000 separately offered and separately traded preferred securities of Lincoln National Capital IV which mature on August 15, 2003. Holders of both Income Prides and Growth Prides will receive stock purchase contracts that require them to purchase LNC common stock by August 16, 2001 at a price ranging between the minimum reference price of $92.875 per share (approximately 2.5 million shares) and the threshold appreciation maximum price of $111.45 per share (approximately 2.1 million shares). The holders of Income Prides also receive an equivalent number of preferred securities of Lincoln National Capital IV which are pledged as collateral to secure their obligations in respect to the common stock purchase contracts and are entitled to a distribution rate on the Income Prides of 7.75% per annum. The preferred securities holders are entitled to a distribution rate of 6.40% per annum of their $25 stated liquidation value. The holders of Growth Prides receive a 1/40th beneficial interest in a zero-coupon U.S. Treasury security maturing August 15, 2001 which is pledged as collateral to secure their obligations in respect to the common stock purchase contracts and are entitled to a distribution rate on the Growth Prides of 1.85% per annum.

Lincoln National Capital IV utilized the proceeds from the issuance of the FELINE PRIDES and preferred securities to purchase an equivalent principal amount of LNC's 6.40% subordinated debentures. The distribution rate on the preferred securities will be reset, subject to certain limitations, effective August 13, 2001. A portion of the issuance costs associated with this offering ($6.1 million) along with the present value of the payments associated with the stock purchase contracts ($8.8 million) were charged to the common stock line within shareholders' equity.

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

6.  Restrictions, Commitments and Contingencies

Statutory Restriction. LNC's insurance subsidiaries are subject to certain insurance department regulatory restrictions as to the transfer of funds and payments of dividends to LNC. Based upon these regulations, and without giving effect to the 1998 acquisitions (see note 11 on page 12), LNC's insurance subsidiaries would have been able to pay dividends to LNC in 1998 of approximately $396.2 million without obtaining specific approval from the insurance commissioners. LNC's primary insurance subsidiary, Lincoln National Life Insurance Company ("Lincoln Life") acquired a block of individual life insurance and annuity business from CIGNA in January 1998 and the domestic individual life insurance business from Aetna on October 1, 1998. These acquisitions were structured as indemnity reinsurance transactions. The statutory accounting regulations do not allow goodwill to be recognized on indemnity reinsurance transactions and therefore, the related statutory ceding commission flows through the statement of operations as an expense resulting in a reduction of earned surplus. As a result of these acquisitions, Lincoln Life's earned surplus will be negative and it will be necessary for Lincoln Life to obtain the prior approval of the Indiana Insurance Commissioner before paying any dividends to LNC until such time as earned surplus is positive. It is expected that earned surplus will return to a positive position within two years from the closing of the Aetna transaction described above assuming a level of statutory earnings coinciding with recent earnings patterns. If statutory earnings are less than recent patterns due, for example, to adverse operating conditions or further indemnity reinsurance transactions of this nature, the earned surplus may not return to a positive position as soon as expected. Although no assurance can be given, management believes that the approvals for the payment of dividends in amounts consistent with those paid in the past can be obtained. In the event such approvals are not obtained, management believes that LNC can obtain the funds required to satisfy its obligations from its existing credit facilities and other sources.

Disability Income Claims. The liability for disability income claims net of the related asset for amounts recoverable from reinsurers at September 30, 1998 and December 31, 1997 is a net liability of $1.803 billion and $1.654 billion, respectively, excluding deferred acquisition costs. Both net liability amounts include the impact of the special addition in the second quarter of 1997 (see note 5 above). If incidence levels and/or claim termination rates fluctuate significantly from the assumptions underlying the reserves, adjustments to reserves could be required in the future. Accordingly, this liability may prove to be deficient or excessive. However, it is management's opinion that such future development will not materially affect the consolidated financial position of LNC. LNC reviews reserve levels on an on-going basis.

United Kingdom Pension Products. Operations in the U.K. include the sale of pension products to individuals. Regulatory agencies have raised questions as to what constitutes appropriate advice to individuals who bought pension products as an alternative to participation in an employer sponsored plan. In cases of inappropriate advice, an extensive investigation may have to be done and the individuals put in a position similar to what would have been attained if they had remained in the employer sponsored plan. At September 30, 1998 and December 31, 1997 liabilities of $217.7 million and $291.0 million, respectively, had been established for this issue. The decrease in the level of the reserve reflects the settlement payouts that have occurred during the nine months ended September 30, 1998. These liabilities, which are net of expected recoveries, have been established for the estimated cost of this issue following regulatory guidance as to activities to be undertaken. The expected recoveries from previous owners of companies acquired over the last few years as specified in the indemnification clauses of the purchase agreements were $114.1 million and $113.0 million at September 30, 1998 and December 31, 1997, respectively. These liabilities and recoveries are based on various estimates that are subject to considerable uncertainty. Accordingly, these liabilities may prove to be deficient or excessive. However, it is management's opinion that such future development will not materially affect the consolidated financial position of LNC.

Personal Accident Programs. LNC's Reinsurance segment accepts personal accident reinsurance programs from other insurance companies. Certain excess of loss personal accident reinsurance programs created in the London market during 1993-1996 are producing much higher claims than expected at the time the programs were written. The loss reserves for these programs net of related assets recoverable from reinsurers at September 30, 1998 and December 31, 1997 were $179.9 million and $186.3 million, respectively. This liability is based on various estimates that are subject to considerable uncertainty. Accordingly, this liability may prove to be deficient or excessive. However, it is management's opinion that future developments in these programs will not materially affect the consolidated financial position of LNC.

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

Euro Conversion. LNC owns operating companies in Europe and conducts business with companies located within Europe. LNC has initiated an internal analysis of its systems, financial activities and currency risk exposure that may be impacted by the European Union's pending conversion to a new common currency (the euro). While LNC has not completed the analysis necessary to provide a precise estimate of the effect of this conversion, based on the size of the operations and the analysis completed to date, it is management's opinion that the January 1, 1999 euro conversion will not materially affect the consolidated financial condition of LNC.

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

Four lawsuits involving alleged fraud in the sale of interest sensitive universal and whole life insurance policies have been filed as class actions against Lincoln Life, although the court has not certified a class in any of these cases. One of these suits was dismissed, three remain outstanding. Plaintiffs seek unspecified damages and penalties for themselves and on behalf of the putative class. While the relief sought in these cases is substantial, the cases are in the early stages of litigation, and it is premature to make assessments about potential loss, if any. Management intends to defend these suits vigorously. The amount of liability, if any, which may arise as a result of these suits cannot be reasonably estimated at this time.

7.  Segment Disclosures

The following tables show financial data by segment:


                                                                         Nine Months              Three Months
                                                                     Ended September 30        Ended September 30
                                             (in millions)            1998         1997        1998          1997
                                             -------------            ----         ----        ----          ----
Revenue:
Life Insurance and Annuities.................................     $2,682.2     $2,064.6    $  851.8     $   704.4
Lincoln UK...................................................        330.5        314.8       102.8         112.6
Reinsurance..................................................      1,120.8      1,024.4       391.2         375.1
Investment Management........................................        221.2        199.2        68.2          81.7
Other Operations (includes consolidating adjustments)........         18.4         (9.8)        3.6          (6.7)
                                                                   -------     --------    --------     ---------
  Total......................................................     $4,373.1     $3,593.2    $1,417.6     $ 1,267.1

Net Income (Loss) from Continuing
 Operations before Federal Income Taxes:
Life Insurance and Annuities.................................     $  367.3     $  279.6    $  106.3     $   113.1
Lincoln UK...................................................         80.6         75.1        21.9          26.7
Reinsurance..................................................        121.1        (84.7)       41.9          48.5
Investment Management........................................         22.4         15.8         3.1          10.8
Other Operations (includes interest expense).................        (65.3)       (88.0)      (26.1)        (25.8)
                                                                     -----        -----       -----         -----
  Total......................................................     $  526.1     $  197.8    $  147.1     $   173.3

Federal Income Taxes (Credits):
Life Insurance and Annuities..................................    $   88.4     $   69.4    $   23.6       $  26.1
Lincoln UK....................................................        28.1         24.4         4.0          10.3
Reinsurance...................................................        42.2        (29.6)       14.4          17.4
Investment Management.........................................        11.4          9.9         2.3           5.5
Other Operations..............................................       (28.2)       (36.2)      (10.7)        (10.8)
                                                                     -----        -----        ----         -----
  Total.......................................................    $  141.9     $   37.9    $   33.6       $ (48.5)

Net Income (Loss) from Continuing Operations:
Life Insurance and Annuities..................................    $  278.9     $  210.2    $   82.7       $  87.0
Lincoln UK....................................................        52.5         50.7        17.8          16.4
Reinsurance...................................................        78.9        (55.1)       27.6          31.1
Investment Management.........................................        11.0          5.9         0.7           5.3
Other Operations (includes interest expense)..................       (37.1)       (51.8)      (15.4)        (15.0)
                                                                     -----        -----        ----         -----
  Total Net Income (Loss) from Continuing Operations..........       384.2        159.9       113.4         124.8
Discontinued Operations.......................................         --         134.9         --           46.4
                                                                  --------        -----     -------         -----
  Total Net Income (Loss).....................................    $  384.2     $  294.8    $  113.4       $ 171.2


                                      11

                                                                                    September 30       December 31
                                                         (in millions)                      1998              1997
                                                         -------------                      ----              ----
Assets:
Life Insurance and Annuities...........................................                $69,210.0         $60,604.4
Lincoln UK.............................................................                  8,152.7           7,923.8
Reinsurance............................................................                  6,183.2           5,540.2
Investment Management..................................................                    686.4             697.4
Other Operations.......................................................                    373.9           2,408.9
                                                                                       ---------         ---------
  Total................................................................                $84,606.2         $77,174.7

Reinsurance's net income for the nine months ended September 30, 1997 includes a $130.0 million after-tax ($200.0 million pre-tax) reserve strengthening for its disability income business. Life Insurance and Annuities' revenue, net income and assets increased in the 1998 periods compared to 1997 due to the addition of a block of individual life insurance and annuity business (see note 11 on page
12).

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

                                                              Nine Months Ended             Three Months Ended
                                                                 September 30                   September 30
                                                             1998            1997            1998            1997
                                                             ----            ----            ----            ----
Numerator: [in millions]
Net income from continuing operations,
 as used in basic calculation........................      $384.1          $159.9          $113.4          $124.9
Dividends on convertible preferred stock.............          .1              .1                *               *
                                                          -------       ---------        --------          ------
    Net income from continuing
     operations, as used in diluted calculation......      $384.2          $160.0          $113.4          $124.9


                                                             Nine Months Ended              Three Months Ended
                                                                 September 30                    September 30
                                                             1998            1997            1998           1997
                                                             ----            ----            ----           ----
Denominator: [number of shares]
Weighted average shares,
 as used in basic calculation......................   100,315,753     102,987,208     100,425,442     102,092,881
Shares to cover conversion of preferred stock......       273,339         288,918         268,540         284,020
Shares to cover restricted stock...................       203,896         204,133         261,490         201,953
Average stock options outstanding
 during the period.................................     3,217,029       2,876,189       4,819,485       3,511,954
Assumed acquisition of shares with assumed
 proceeds and tax benefits from exercising
 stock options (at average market price
 during the period) ...............................    (2,233,033)     (1,905,434)     (3,842,930)     (2,251,199)
                                                        ---------       ---------       ---------       ---------
      Weighted-average shares, as
        used in diluted calculation................   101,776,984     104,451,014     101,932,027     103,839,609

* Less than $100,000.

LNC has stock options outstanding which were issued at prices that are above the current average market price of LNC common stock. In the event the average market price of LNC's common stock exceeds the issue price of stock options, such options would be dilutive to LNC's earnings per share and will be shown in the table above. Also, LNC has purchase contracts outstanding which require the holder to purchase LNC common stock by August 16, 2001. These purchase contracts were issued in conjunction with the FELINE PRIDES financing. The common shares involved are not currently dilutive to LNC's earnings per share and will not be dilutive in the future except during periods when the average market price of LNC's common stock exceeds a stated threshold price of $111.45 per share.

 9.  Comprehensive Income

                                                               Nine Months Ended             Three Months Ended
                                         (in millions)           September 30                   September 30
                                         -------------
                                                              1998            1997          1998             1997
                                                              ----            ----          ----             ----
Net income...........................................       $384.2          $294.8        $113.4           $171.2
Foreign currency translation.........................         13.6           (32.4)          8.0            (12.9)
Net unrealized gain on securities....................        337.7           181.8         304.2            169.7
                                                             -----           -----         -----            -----
     Comprehensive Income............................       $735.5          $444.2        $425.6           $328.0

10.  Discontinued Operations

On June 9, 1997, LNC announced that it agreed to sell its 83.3% ownership in American States Financial Corporation for $2.65 billion. As this sale resulted in an exit from the property-casualty business (previously a business segment), the financial data for periods prior to the closing date related to the units being sold is shown as discontinued operations in the accompanying consolidated financial statements. June 9, 1997 is the measurement date for purposes of reporting the units sold as discontinued operations. The gain on sale of $1.225 billion ($776.9 million after-tax) resulting from the October 1, 1997 closing was reported with discontinued operations in the fourth quarter of 1997. LNC used most of the proceeds from this sale to expand its other businesses (see note 11 below) and repurchased $341.8 million of its own common stock as authorized by the Board of Directors in June of 1997.

11. Acquisition of Individual Life Insurance and Annuity Business

On January 2, 1998, LNC acquired a block of individual life insurance and annuity business for $1.414 billion. Additional funds of $228.5 million were required to cover expenses associated with the purchase and to provide additional capital for the Life Insurance and Annuities segment to support this business. This transaction was accounted for using purchase accounting and, accordingly, operating results generated by this block of business after the closing date are included in LNC's consolidated financial statements. At the time of closing, this block of business had liabilities, measured on a statutory basis, of approximately $5.5 billion that became LNC's obligations. LNC also received assets, measured on a historical statutory basis, equal to the liabilities. Subsequent to this acquisition, LNC announced that it had reached agreement to sell a variable annuity portfolio administered by AIM Advisors, Inc. (through a reinsurance arrangement) that had been acquired as a part of the block of business acquired January 2, 1998. The application of purchase accounting to this block of business, net of the AIM business being retroceded, indicates that goodwill and other intangible assets will be approximately $725 million and $585 million, respectively. The additional analysis of this block of business during the remainder of 1998 may result in a change in the amounts or the shifting of amounts between goodwill and other intangible assets.

During the first quarter of 1998, in connection with this acquisition, LNC recorded a charge to its Life Insurance and Annuities segment of $20.0 million ($30.8 million pre-tax). This charge was for certain costs of integrating the new block of business with existing operations.

On October 1, 1998, LNC acquired the domestic individual life insurance business from Aetna, Inc. for $1.0 billion. This transaction will be accounted for using purchase accounting and, accordingly, the operating results generated by this block of business after the closing will be included in LNC's consolidated financial statements from the closing date. As of September 30, 1998, this block of business had estimated liabilities, measured on a statutory basis, of $3.3 billion. These liabilities became LNC's obligation at the time of closing. At closing LNC received assets, measured on a historic statutory basis, equal to the liabilities. On August 7, 1998, LNC announced that it had reached an agreement to sell the sponsored life business acquired as part of the block of business from Aetna. The sale price on this business was $99.5 million. This transaction closed on October 14, 1998 with an effective date of October 1, 1998. During 1997, after deducting the sponsored life income statement amounts, the block of business being purchased produced premiums and fees of $227.8 million and net income of $65.0 million on the basis of generally accepted accounting principles (prior to adjustments required by purchase accounting). The statutory liabilities associated with the business being sold are approximately $346 million. The preliminary application of purchase accounting to the block of business being acquired, less the block of business being sold, indicates that goodwill and other intangible assets will be approximately $210 million and $795 million, respectively.

The additional analysis of this block of business during the remainder of 1998 and into 1999 could result in a change in the amounts or the shifting of amounts between goodwill and other intangible assets. Approximately one-half of the funding for this acquisition came from available funds within the consolidated group. The other half was from the proceeds of third quarter public securities offerings from available shelf registrations (see note 4 on page 7).


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


REVIEW OF CONSOLIDATED OPERATIONS

The discussion that follows focuses on net income from continuing operations for the nine months ended September 30, 1998 compared to the results for the nine months ended September 30, 1997. The factors affecting the current quarter to prior year quarter comparisons are essentially the same as the year-to-date factors except as noted. As a result of the purchase of a block of individual life insurance and annuity business (see note 11 on page 12) select income statement accounts increased in 1998 versus 1997. Increases over comparable 1997 periods are expected to continue for the remainder of 1998.

Life Insurance and Annuity Premiums
Life insurance and annuity premiums for the first nine months of 1998 increased $94.7 million or 17% compared with the first nine months of 1997. This increase is the result of increases in business volume from the Life Insurance & Annuities and Reinsurance segments. A portion of the increase from the Life Insurance and Annuities segment is the result of the acquisition of the block of business described above.

Health Premiums
Health premiums increased $29.9 million or 7% for the first nine months of 1998 compared with the first nine months of 1997 as a result of increased volumes of business in the Reinsurance segment.

Insurance Fees
Insurance fees in the Life Insurance & Annuities and Lincoln UK segments from universal life, other interest-sensitive life insurance contracts and variable life insurance contracts increased $307.7 million or 50% compared with the first nine months of 1997. This increase was the result of increases in the volume of business (including the block of business purchased) and a market-driven increase in the value of existing customer accounts upon which some of the fees are based.

Investment Advisory Fees
Investment advisory fees increased by $17.2 million or 11% for the first nine months of 1998 as a result of increased volumes of business and the increase in the market value of assets managed.

Net Investment Income
Net investment income increased $301.0 million or 18% when compared with the first nine months of 1997. This increase is the net result of a 22% increase in mean invested assets and a decrease in the overall yield on investments from 7.48% to 7.29% (all calculations on a cost basis). The increase in mean invested assets is the result of increased volumes of business in all the business segments and funds held in Corporate and Other that were applied to the purchase of an additional block of business on October 1, 1998 (see note 11 on page 12). The increase in the Life Insurance and Annuities segment includes the acquisition of the block of business on January 2, 1998 as described above.

Realized Gain on Investments
The first nine months of 1998 and 1997 had realized gains on investments of $22.7 million and $71.6 million, respectively. These gains, which are net of related deferred acquisition costs and expenses, were the result of net gains on sales of investments, less write-downs and provisions for losses. Securities available-for-sale that were deemed to have declines in fair value that are other than temporary were written down. Also, when the underlying value of the property is deemed to be less than the carrying value, LNC records write-downs and allowances on select mortgage loans on real estate, real estate and other investments.

The pre-tax write-downs of securities available-for-sale for the first nine months of 1998 and 1997 were $65.1 million and $22.0 million, respectively. The fixed maturity securities to which write-downs apply were generally of investment grade quality at the time of purchase, but were classified as "below investment grade" at the time of the write-downs. During the first nine months of 1998, LNC released $.7 million in reserves on real estate and mortgage loans on real estate net of $1.0 million of additions compared to reserves released of $7.0 million net of $2.4 million of additions for the first nine months of 1997. During the nine months ended September 30, 1998 other investments were written down by $7.0 million. Net write-downs and reserves for all investments for the nine months ended September 30, 1998 and 1997 were $71.4 million and $15.0 million, respectively.

Net investment income of $2.5 million ($1.6 million after-tax) recorded in the third quarter of 1998 and realized loss on investments of $20.0 million ($13.0 million after-tax) recorded in the second quarter of 1998 may be reversed in a future period if regulators initiate rule changes currently being discussed (see note 2 on page 7).

Other Revenue and Fees
Other revenue and fees increased $79.1 million when compared to the first nine months of 1997 as the result of increased volumes of fee income from each of the business segments.

Life Insurance and Annuity Benefits
Life insurance and annuity benefits increased $306.7 million or 19% when compared with the first nine months of 1997. This increase is the result of increases in business volume from the Life Insurance & Annuities, Lincoln UK and Reinsurance segments. A portion of the increase from the Life Insurance and Annuities segment is the result of the acquisition of the block of business described above.

Health Benefits
Health benefits decreased $107.0 million for the first nine months of 1998 when compared with the first nine months of 1997 as a net result of increased volumes of business and the absence of a special addition to the reserve (see note 5 on page 7) in the Reinsurance segment.

Underwriting, Acquisition, Insurance and Other Expenses
These expenses increased $238.3 million or 20% for the first nine months of 1998 compared with the first nine months of 1997. The primary cause of this increase was the additional expenses associated with the acquisition of the block of business (see note 11 on page 12).

Because of the on-going and increasing competitive pressures within the businesses LNC operates in, the decision was made to initiate an organizational/ expense review. This review, which is expected to be completed in the fourth quarter of 1998, will result in a one-time charge to earnings. The amount of the charge and the on-going impact of reductions in staff counts and expense levels in 1999 and beyond has not yet been determined as the analysis to determine the specific actions to be taken has not been finalized.

Interest and Debt Expense
Interest and debt expense increased $13.6 million or 19% as compared with the first nine months of 1997. This was the result of higher average debt outstanding and changes in composition of debt outstanding.

Federal Income Taxes
Federal income taxes increased $104.1 million in the first nine months of 1998 as compared with the first nine months of 1997. The increase in federal income taxes is a result of an increase in pre-tax earnings. The increase in pre-tax earnings relates to the absence of a special addition to the health reserve in 1998.

Summary
Net income for the first nine months of 1998 was $384.2 million or $3.77 per diluted share compared with $294.8 million or $2.82 per diluted share in the first nine months of 1997. Excluding realized gains and losses on investments and restructuring charges, LNC earned $391.0 million for the first nine months of 1998 compared with $226.0 million for the first nine months of 1997. This increase was the result of increased earnings from each of the business segments and the absence of a special addition to the disability income reserve (see note 5 on page 7).

Century Compliance
The Year 2000 issue is pervasive and complex and affects virtually every aspect of LNC's businesses. LNC's computer systems and interfaces with the computer systems of vendors, suppliers, customers and business partners are particularly vulnerable. LNC and its operating subsidiaries have been redirecting a large portion of internal Information Technology ("IT") efforts and contracting with outside consultants to update systems to address Year 2000 issues. Experts have been engaged to assist in developing work plans and cost estimates and to complete remediation activities. External consultants with expertise in reviewing companies' project management and oversight activities for Year 2000 remediation plans were engaged to conduct a review of LNC's overall Year 2000 readiness plans.

As indicated in LNC's Form 10-K for the year ended December 31, 1997, during 1996 and 1997, LNC identified expenditures of approximately $11 million ($7 million after-tax) that it had spent to address this issue. LNC's financial plans for 1998-2000 include expected expenditures of an additional $63.2 million ($41.1 million after-tax) on this issue. These expected expenditures do not include amounts for a block of business acquired on October 1, 1998 (see note 11 on page 12). The preliminary estimate of expenditures to make the systems and procedures for this block compliant is $9.6 million ($6.3 million after-tax). From January through September 30, 1998, LNC has incurred and expensed $20 million ($13 million after-tax). The amounts quantified represent expenditures and expected expenditures as defined within applicable regulations. Because updating systems and procedures is an integral part of LNC's on-going operations, approximately 50% of such expenditures are expected to continue after all Year 2000 issues have been resolved. Actual Year 2000 expenditures through September 30, 1998 and expected Year 2000 expenditures in the future are expected to be funded from operating cash flow. The cost of addressing Year 2000 issues and the timeliness of completion will be closely monitored by management and are based on management's current best estimates which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. Nevertheless, there can be no guarantee that these estimated costs will be achieved and actual results could differ significantly from those anticipated. Specific factors that might cause such differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer problems and other uncertainties.

The current scope of the Year 2000 project includes: ensuring the readiness of business applications, operating systems and hardware on mainframe, personal computer and Local Area Network platforms; addressing issues related to non-IT embedded software and equipment; addressing the readiness of key business partners and updating business continuity plans for Year 2000 readiness issues.

The project has four major phases. Phase one involves raising awareness and creating an inventory of all IT assets, non-IT assets, and external agent and vendor relationships. The second phase consists of assessing all items inventoried to initially determine whether they are affected by the Year 2000 issue and preparing high level plans and strategies. The third phase entails the detailed planning and remediation of affected systems and equipment. The last phase consists of testing to verify Year 2000 readiness.

LNC expects to complete the above phases for nearly all IT systems designated high priority by December 31, 1998. However, phases three and four for a small number of high priority systems will continue through the end of the second quarter 1999. The current status of projects addressing readiness of IT assets is: 100% of IT assets have been inventoried (Phase 1) and assessed (Phase 2); 90% of IT projects have been through the remediation phase (Phase 3) with the last project scheduled for completion by the end of March 1999; and 47% of IT projects have completed the testing phase (Phase 4) with the last project scheduled to finish testing by the end of June 1999.

The current status of projects that address readiness of non-IT assets is: 100% of non-IT assets have been inventoried (Phase 1) and assessed (Phase 2); 74% of non-IT projects addressing remediation (Phase 3) have been completed and 6% of non-IT projects have completed the testing phase (Phase 4). LNC expects to have all phases related to non-IT completed by the end of October 1999.

The most significant categories of key business partners are financial institutions, software vendors, and utility providers (gas, electric and telecommunications). The assessment phase of key business partners is in the preliminary stages. Surveys have been mailed, follow-up contacts are underway and strategies are being developed. This effort is expected to continue well into 1999. Software vendor assessments are considered part of the IT projects and, therefore, would follow the schedule shown above for such projects.

Although LNC expects remediation of its high priority systems to be substantially completed by the end of 1998, there is no guarantee that these results will be achieved. Specific factors that give rise to this uncertainty include a possible loss of technical resources to perform the work, failure to identify all susceptible systems, non-compliance by third parties whose systems and operations impact LNC and other similar uncertainties.

A worst case scenario might include one or more of LNC's significant policyholder systems being non-compliant. Such an event could result in a material disruption to LNC's operations. Specifically, LNC could experience an interruption in its ability to collect and process premiums or deposits, process claim payments, accurately maintain policyholder information, accurately maintain accounting records, and/or perform adequate customer service. Should the worst case scenario occur, it could, depending on its duration, have a material impact on LNC's results of operations and financial position. Simple failures can be repaired and returned to production within a matter of hours with no material impact. Unanticipated failures with a longer service disruption period would have a more serious impact. For this reason, LNC is placing significant emphasis on risk management and Year 2000 business continuity planning. LNC is in the process of modifying its business continuity plans to address potential year 2000 issues. These efforts will identify where acceptable work around procedures exist. Where risks are high due to unacceptable work arounds, resource shifting, consideration of alternative providers and other risk management techniques will be employed to provide stronger assurances of readiness. LNC has gone through exercises to identify worst case scenario failures. At this time, LNC believes its plans are sufficient to avoid identified worst case scenarios. If LNC continues to manage to plan, none of these scenarios are "reasonably likely" to occur. LNC will continue to monitor its reasonably likely worst case scenario on a quarterly basis.


REVIEW OF CONSOLIDATED FINANCIAL CONDITION

As the result of the purchase of a block of individual life insurance and annuity business (see note 11 on page 12) select balance sheet accounts increased from December 31, 1997 to September 30, 1998.

Investments
The total investment portfolio increased $5.9 billion in the first nine months of 1998. This is the net result of increases from the addition of the $4.8 billion in invested assets related to the block of business acquired on January 2, 1998; purchases of investments from cash flow generated by the business segments and the increase in the fair value of securities available-for-sale, being partially offset by fixed annuity contractholders opting to transfer funds to variable annuity contracts.

The quality of LNC's fixed maturity securities portfolio as of September 30, 1998 was as follows:

Treasuries and AAA       26.1%                     BBB            32.1%
AA                        7.2%                      BB             3.5%
A                        28.3%            Less than BB             2.8%

As of September 30, 1998, $1.8 billion or 6.3% of fixed maturity securities was invested in below investment grade securities (less than BBB). This represents 5.0% of the total investment portfolio. The interest rates available on these below investment grade securities are significantly higher than are available on other corporate debt securities. Also, the risk of loss due to default by the borrower is significantly greater with respect to such below investment grade securities because these securities are generally unsecured, often subordinated to other creditors of the issuer and issued by companies that usually have high levels of indebtedness. LNC attempts to minimize the risks associated with these below investment grade securities by limiting the exposure to any one issuer and by closely monitoring the credit worthiness of such issuers. During the nine months ended September 30, 1998, the aggregate cost of such investments purchased was $1.2 billion. Aggregate proceeds from such investments sold were $995.9 million, resulting in a net realized pre-tax loss at the time of sale of $35.0 million.

LNC's entire fixed maturity and equity securities portfolio is classified as "available-for-sale" and is carried at fair value. Changes in fair value, net of related deferred acquisition costs, amounts required to satisfy policyholder commitments and taxes, are charged or credited directly to shareholders' equity.

As of September 30, 1998, mortgage loans on real estate and real estate represented 12.1% and 1.3% of LNC's total investment portfolio. As of September 30, 1998, the underlying properties supporting the mortgage loans on real estate consisted of 22.9% in commercial office buildings, 36.6% in retail stores, 19.0% in apartments, 11.3% in industrial buildings, 4.1% in hotels/motels and 6.1% in other. In addition to the dispersion by property type, the mortgage loan portfolio is geographically diversified throughout the United States.

Impaired loans along with the related allowance for losses are as follows:
                                                September 30        December 31
                             in millions)               1998               1997
Impaired loans with allowance for losses........       $38.4              $41.2
Allowance for losses............................        (5.2)              (5.0)
Impaired loans with no allowance for losses.....         2.2                 --
                                                       -----              -----
  Net Impaired Loans............................       $35.4              $36.2

Impaired loans with no allowance for losses are a result of 1) direct write-downs or 2) collateral dependent loans where the fair value of the collateral is greater than the recorded investment in the loan.

A reconciliation of the mortgage loan allowance for losses for these impaired mortgage loans is as follows:

                                                               Nine Months
                                                           Ended September 30
                             (in millions)              1998               1997
                             -------------              ----               ----
Balance at beginning of year.........................   $5.0              $12.4
Increase (decrease) in provisions for losses.........     .8                2.2
Releases due to sales................................    (.6)              (4.8)
Releases due to foreclosures.........................     --               (3.4)
                                                        ----               ----
  Balance at End of Period...........................   $5.2              $ 6.4

The average recorded investment in impaired loans and the interest income recognized on impaired loans were as follows:
                                                                Nine Months
                                                            Ended September 30
                             (in millions)               1998               1997
                              ------------               ----               ----

Average recorded investment in impaired loans.........  $34.6              $86.1
Interest income recognized on impaired loans..........    2.6                6.1

All interest income on impaired loans was recognized on the cash basis of income recognition.

As of September 30, 1998 and 1997, LNC had restructured loans of $31.7 million and $38.9 million, respectively. LNC recorded $2.4 million and $2.8 million of interest income on these restructured loans for the nine months ended September 30, 1998 and 1997, respectively, as compared to interest income of $2.4 million and $3.9 million that would have been recorded according to their original terms.

Fixed maturity securities available-for-sale, mortgage loans on real estate and real estate that were non-income producing for the nine months ended September 30, 1998 were not significant.

Cash and Invested Cash
Cash and invested cash decreased by $1.1 billion in the first nine months of 1998. This decrease is the result of paying out funds accumulated in the fourth quarter of 1997 to purchase a block of individual life and annuity business on January 2, 1998 (see note 11 on page 12).

Deferred Acquisition Costs
Deferred acquisition costs increased $224.1 million during the first nine months of 1998 as the net result of increases in new business being partially offset by reductions related to the increase in unrealized gain on securities available-for-sale.

Premiums and Fees Receivable
Premiums and fees receivable increased $44.1 million in the first nine months of 1998 as the net result of increased volumes of business in the Life Insurance & Annuities and Reinsurance segments.

Assets Held in Separate Accounts
Through six months of 1998, this asset account, as well as the corresponding liability account had increased $5.1 billion, reflecting an increase in annuity funds under management. This increase resulted from new deposits, market appreciation and the continuation of fixed annuity contractholders opting to transfer funds to variable annuity contracts. Because of the decline in the financial markets during the third quarter, this asset and corresponding liability decreased during the third quarter of 1998, leaving an increase of $420.2 million for the first nine months of 1998.

Goodwill and Other Intangible Assets
The increase in these amounts is the net result of the additions associated with the block of individual life insurance and annuity business (see note 11 on page
12) being more than the amortization for the nine months ended September 30, 1998.

Other Assets
The increase in other assets of $308.8 million is the result of having a higher receivable related to investment securities sold in the last few days of the third quarter of 1998 versus the end of 1997.

Total Liabilities
Total liabilities increased by $6.9 billion in the first nine months of 1998. The primary item underlying this increase is the addition of the block of individual life insurance and annuity business described above. Insurance policy reserves increased $5.0 billion as a result of the new block of business and increased levels of business in the Life Insurance and Annuities segment. Contractholder funds increased $468.9 million which is the net result of new deposits and the acquisition of business being partially offset by the withdrawal upon maturity of guaranteed interest contracts. Liabilities related to separate accounts increased $420.2 million (see discussion of Assets Held in Separate Accounts above). Total debt increased $688.1 million as the result of issuing new debt in the first and third quarters of 1998 (see note 4 on page 7). All other liabilities increased $312.1 million as the net result of a 1998 payment of Federal taxes related to the sale of the property-casualty business (see note 10 on page 12) and the addition of liabilities related to the acquisition of the block of individual life insurance business (see note 11 on page 12). LNC's liabilities include some contingency items (see note 6 on page
8).

Shareholders' Equity
Total shareholders' equity increased $544.7 million in the first nine months of 1998. Excluding the increase of $337.7 million related to an increase in the unrealized gains on securities available-for-sale, shareholders' equity increased $207.0 million. This increase was the net result of increases due to $384.2 million from net income, $26.4 million from the issuance of common stock related to benefit plans and an increase of $13.6 million in the cumulative foreign currency translation adjustment, being offset by the repurchase of common shares ($46.9 million), certain expenses associated with the FELINE PRIDES offering ($14.0 million ) and the declaration of dividends to shareholders ($156.3 million).

Derivatives
As discussed in note 7 to the consolidated financial statements for the year ended December 31, 1997 (see page 56 of LNC's Form 10-K), LNC has entered into derivative transactions to reduce its exposure to fluctuations in interest rates, the widening of bond yield spreads over comparable maturity U.S. Government obligations, increased liabilities associated with certain reinsurance agreements, foreign exchange risks and fluctuations in the FTSE and S&P indexes. In addition, LNC is subject to risks associated with changes in the value of its derivatives; however, such changes in value are generally offset by changes in the value of the items being hedged by such contracts. Modifications to LNC's derivative strategy are initiated periodically upon review of the company's overall risk assessment. Select increases in LNC's derivative positions noted below are the result of derivatives received in conjunction with the acquisition of a block of individual life insurance and annuity business (see note 11 on page 12). During the first nine months of 1998, LNC's derivative positions have changed as follows:

 1. Decreased its use of interest rate cap agreements that are used to hedge its annuity business from the effect of fluctuating interest rates from $4.9 billion notional to $4.3 billion notional. The decrease in notional is a result of expirations and, therefore, no gain or loss has been recognized.

 2. Added $218.3 million in notional amount of swaptions. In addition, $36.8 million notional amount of swaptions expired, resulting in a remaining balance of $1.9 billion in notional amount of swaptions hedging various portfolios of interest rate sensitive assets.

 3. Increased its use of interest rate swap agreements from $10.0 million notional to $213.9 million notional. These interest rate swap agreements are part of a replication strategy which will result in a higher yield on bonds held by LNC. In the second quarter of 1998, LNC also entered into $1.8 billion notional of interest rate swaps to hedge the anticipated purchase of an individual life insurance block of business. During the third quarter of 1998, $936.5 million notional of these interest rate swaps were terminated, resulting in a gain of $13.9 million, which has been deferred against securities purchased.

 4. Entered into put option agreements with a notional amount of $21.3 million. These put option agreements are part of a replication strategy which establishes a fixed maturity date for various perpetual bonds owned by LNC.

 5. Decreased its use of foreign exchange forward contracts that are hedging the foreign currency risk of its portfolio of foreign bonds from $163.1 million notional to $31.8 million notional. As a result of the U.S. dollar strengthening against the foreign currencies hedged LNC decided to terminate a portion of its foreign exchange forward contracts.

 6. Entered into foreign currency swap agreements with a notional amount of $39.2 million, of which $7.1 million has been terminated resulting in a recognized gain of $.8 million. These foreign currency swap agreements are part of a replication strategy. LNC owns various foreign issue securities. Interest payments from these securities are received in a foreign currency and then swapped into U.S. dollars, replicating a foreign issue, U.S. dollar paying security.

7. Entered into gold commodity swap agreements with a notional amount of $8.1 million. This gold commodity swap is part of a replication strategy. LNC owns a foreign issue bond that makes its coupon payments to its bond holders in ounces of gold. The gold bullion is then swapped into U.S. dollars, replicating a foreign issue, U.S. dollar paying security.

8. Decreased its use of FTSE index call options from $14.1 million notional to $11.8 million notional. As a result of this termination, a $3.4 million gain was recognized. The purpose of LNC's FTSE index call option program is to offset the cost of increases in the liabilities of certain single premium investment contracts which are tied to the appreciation of the FTSE index.

9. Increased its use of S&P 500 index options from $5.3 million notional to $73.6 million notional. These options continue to offset LNC's increased liabilities resulting from certain reinsurance agreements which guarantee payment for a specified portion of the appreciation of the S&P 500 index on certain underlying annuity products.

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

The consolidated statements of cash flows on page 6, indicates that operating activities provided cash of $854.1 million during the first nine months of 1998. This statement also classifies the other sources and uses of cash by investing activities and financing activities and discloses the total amount of cash available to meet LNC's obligations.

Although LNC generates adequate cash flow to meet the needs of its normal operations, periodically LNC may issue debt or equity securities to fund internal expansion, acquisitions, investment opportunities and the retirement of LNC's debt and equity. In April 1998, LNC filed a shelf registration for $1.3 billion. The $1.3 billion included an aggregate of $300 million that had not been utilized from a previously filed shelf registration. The registration statement included the right to offer and sell a variety of securities including debt, preferred stock, common stock and hybrid securities. After deducting the impact of the securities issued during the first nine months of 1998 (see note 4 on page 7), and combining the unused portion of a shelf registration filed in May 1996, LNC may offer and sell an additional $825 million of securities under its existing shelf registration. Finally, cash funds are available from LNC's revolving credit agreement which provides for borrowing up to $750 million.

Transactions such as those described in the preceding paragraph that occurred recently include the issuance of securities as shown in note 4 (page 7) and the purchase and retirement of 623,281 shares of common stock at a cost of $46.9 million in the first five months of 1998. The shares purchased in 1998, along with shares purchased in 1997, have reduced the June 1997 board authorization of $500 million to $158.2 million at September 30, 1998. Within the May 1998 announcement concerning the expected purchase of a block of business (see note 11 on page 12), LNC indicated it would curtail further share repurchases for the near-term.

LNC's insurance subsidiaries are subject to certain insurance department regulatory restrictions, as to the transfer of funds and payment of dividends to the holding company (LNC). Generally, these restrictions pose no short-term liquidity concerns for the holding company. However, as discussed in detail within note 6 on page 8, the acquisition of two blocks of business in 1998 will place further restrictions on the ability of LNC's primary insurance subsidiary, Lincoln National Life Insurance Company ("Lincoln Life"), to declare and pay dividends. As a result of these acquisitions, Lincoln Life earned surplus will be negative and it will be necessary for Lincoln Life to obtain the prior approval of the Indiana Insurance Commissioner before paying any dividends to LNC until such time as earned surplus is positive. It is expected that earned surplus will return to a positive position within two years from the closing of the Aetna transaction assuming the level of statutory earnings coinciding with recent earnings patterns. If statutory earnings are less than recent patterns due, for example, to adverse operating conditions or further indemnity reinsurance transactions of this nature, the earned surplus may not return to a positive position as soon as expected. Although no assurance can be given, management believes that the approvals for the payment of dividends in amounts consistent with those paid in the past can be obtained. In the event such approvals are not obtained, management believes that LNC can obtain the funds required to satisfy its obligations from its existing credit facilities and other sources.

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


12       Historical Ratio of Earnings to Fixed Charges

27       Financial Data Schedule


(b) During the quarter ended September 30, 1998, Form 8-K's were filed with the Commission as follows:

         1) LNC's press release announcing its second quarter 1998 earnings (filing date of July 23, 1998). This filing was made in conjunction with an offering of Trust Originated Preferred Securities, Series C.

         2) LNC's offering of Trust Originated Preferred Securities (filing date of July 30, 1998).

         3) LNC's press release announcing the expected sale of a portion of the block of business being acquired from Aetna (filing date of August 7, 1998).

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

                                       By /S/ Richard C. Vaughan

                                          Richard C. Vaughan,
                                          Executive Vice President and
                                          Chief Financial Officer



                                       By /S/ Donald L. Van Wyngarden

                                          Donald L. Van Wyngarden,
                                          Second Vice President and Controller


Date November 5, 1998

                          LINCOLN NATIONAL CORPORATION

                    Exhibit Index for the Report on Form 10-Q for the Quarter Ended September 30, 1998



Exhibit Number      Description                                Page Number


       12           Historical Ratio of Earnings to
                    Fixed Charges                                   24

       27           Financial Data Schedule                         25