Form 10-K
period 1998-12-31
LINCOLN NATIONAL CORP
filed 1999-03-11
CIK 59558

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998
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

Title of each class                                                    Exchanges on which registered
-------------------                                                    -----------------------------

Common Stock                                                           New York, Chicago and Pacific
Common Share Purchase Rights                                           New York, Chicago and Pacific
$3.00 Cumulative Convertible Preferred Stock, Series A                 New York and Chicago
8.75% Cumulative Quarterly Income Preferred Securities, Series A*      New York
8.35% Trust Originated Preferred Securities, Series B*                 New York
7.40% Trust Originated Preferred Securities, Series C*                 New York
7.75% FELINE PRIDES, Series D*                                         New York, Chicago and Pacific


* Issued by Lincoln National Capital I, Lincoln National Capital II, Lincoln National Capital III and Lincoln National Capital IV, respectively. Payments of distributions and payments on liquidation or redemption are guaranteed by Lincoln National Corporation.

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]

As of February 26, 1999, 101,245,205 shares of common stock were outstanding. The aggregate market value of such shares (based upon the closing price of these shares on the New York Stock Exchange) held by nonaffiliates was approximately $9,586,700,000.

Select   materials   from  the  Proxy   Statement  for  the  Annual  Meeting  of
Shareholders, scheduled for May 13, 1999 have been incorporated by reference into Part III of this Form 10-K.

The exhibit index to this report is located on page 80.

                          Lincoln National Corporation

                                Table of Contents
                                   Item Page

PART I

 1.  Business
     A.  General Description..........................................         3
     B.  Description of Business Segments:
            Life Insurance and Annuities..............................         3
            Lincoln UK................................................         4
            Reinsurance ..............................................         4
            Investment Management.....................................         4
     C.  Other Matters:
            Regulation................................................         5
            Miscellaneous.............................................         5

 2.  Properties.......................................................         5
 3.  Legal Proceedings................................................         6

 4.  Submission of Matters to a Vote of Security Holders..............         6

PART II

 5.  Market for Registrant's Common Equity and Related Stockholder Matters     6

 6.  Selected Financial Data..........................................         7

 7.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................         8

 7A. Quantitative and Qualitative Disclosures About Market Risk.......        28

 8.  Financial Statements and Supplementary Data......................        35

 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosures....................................        67

PART III

10.  Directors and Executive Officers of the Registrant...............        68

11.  Executive Compensation...........................................        69

12.  Security Ownership of Certain Beneficial Owners and Management...        69

13.  Certain Relationships and Related Transactions...................        69


PART IV

14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K..        69


     Index to Exhibits...............................................         80

     Signatures......................................................         81

PART I

Item 1.  Business

Lincoln National Corporation ("LNC") is a holding company. Through subsidiary companies, LNC operates multiple insurance and investment management businesses. During 1998, the collective group of companies adopted "Lincoln Financial Group" as its marketing identity. LNC is the 39th largest (based on assets) U.S. corporation (1997 Fortune 500, Largest U.S. Corporations, April 1998). Operations are divided into four business segments: 1) Life Insurance and Annuities, 2) Lincoln UK, 3) Reinsurance and 4) Investment Management. Over the past five years, segments have been redefined as noted below. Prior to 1997, LNC had a Property-Casualty segment. This segment was sold in 1997 and the related segment information was reclassified to discontinued operations (see note 11 to the consolidated financial statements on page 65). The Lincoln UK segment, which was added in 1997, was included in the Life Insurance and Annuities segment prior to the adoption of Financial Accounting Standard No. 131. The Investment Management segment was added in April of 1995 following the acquisition of Delaware Management Holdings, Inc. Prior to the sale of 71% of its direct writer of employee life-health coverages in the first quarter of 1994, LNC operated a business segment entitled Employee Life-Health Benefits. After the sale, the earnings from the 29% minority interest retained were included in "Other Operations" as described below. Although one of the subsidiaries held by LNC was formed as early as 1905, LNC itself was formed in 1968. LNC is an Indiana corporation with its principal office at 200 East Berry Street, Fort Wayne, Indiana 46802-2706. As of December 31, 1998, there were 210 persons on the staff of the LNC holding company. Once the organizational/expense review discussed in
note  11  to  the  consolidated   financial  statements  on  page  67  is  fully
implemented, the governance of the holding company will be under the direction of a staff of approximately 65 persons. Total employment of Lincoln National Corporation at December 31, 1998 on a consolidated basis was 8,015.

Revenues, pre-tax income and assets for LNC's major business segments and other operations are shown in this Form 10-K report as part of the consolidated financial statements (see note 9 to the consolidated financial statements on page 62). The LNC "Other Operations" category includes the financial data for an unconsolidated affiliate (subsequent to the first quarter of 1994 and prior to the sale of this unit in October of 1995) engaged in the employee life-health benefits business, an investment management company that services LNC's business segments, certain other operations that are not directly related to the business segments and unallocated corporate items (i.e., corporate investment income, interest expense on short-term and long-term borrowings and unallocated corporate overhead expenses).

Following is a brief description of the four business segments:


1.  Life Insurance and Annuities

The primary companies within this business segment are Lincoln National Life Insurance Company ("Lincoln Life"); First Penn-Pacific Life Insurance Company ("First Penn"); Lincoln Life & Annuity Company of New York ("LLANY") and Lincoln Financial Advisors ("LFA").

Lincoln Life, an Indiana corporation headquartered in Fort Wayne, Indiana with significant operations in Hartford, Connecticut, is the 10th largest U.S. stockholder-owned life insurance company, based on revenues (1997 Fortune Rankings of Largest Life Insurance Companies by Revenues, April 1998) and the 13th largest, based on assets (Best's Review Life-Health Edition, July 1998). A network of 58 life insurance agencies, independent life insurance brokers, insurance agencies located within financial institutions and specifically trained employees sell fixed annuities, variable annuities, pension products, universal life insurance, variable universal life insurance, term insurance and other individual insurance coverages in most states of the United States. The distribution network includes approximately 2,050 career agents, 34,500 brokers, 4,500 bank agents and access to 75,000 stockbrokers and financial planners.

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

LLANY is a New York company, headquartered in Syracuse, New York. This company was formed in connection with the acquisition of the tax-qualified annuity business from UNUM Corporation's affiliates in 1996 (see note 11 to the consolidated financial statements on page 65). LLANY also offers other types of annuities, pension and life insurance products within the state of New York.

LFA is a securities broker/dealer and a registered investment advisor that offers a full range of financial and estate planning. LFA also offers access to annuities, 401(k) plans, pensions, universal life insurance and other wealth accumulation and protection products and services.

Other  companies   within  this  segment   include   various  general   business
corporations that support the segment's sales, service and administrative efforts.

Approximately 4,285 employees are involved in this business segment.


2.  Lincoln UK

Business in this segment is conducted through a series of operating companies owned by Lincoln National (UK) plc. Lincoln UK is headquartered in Gloucester, England, and is licensed to do business throughout the United Kingdom. The principal products produced by this operation, unit-linked life and pension products, are similar to U.S. produced variable life and annuity products. The distribution network includes approximately 1,630 sales representatives and tied agents. Lincoln National (UK) was the 12th largest writer of unit-linked new business premiums in the UK for 1997 (Money Management Magazine-New Business Trends, June 1998).

Approximately 1,400 employees are involved in this business segment.


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

This segment provides a broad range of risk management products and services to insurance companies, Health Maintenance Organizations, self-funded employers and other primary market risk accepting organizations throughout the United States and economically attractive international markets. Marketing efforts are conducted primarily through the efforts of a reinsurance sales staff. Some business is generated through reinsurance intermediaries and brokers. The reinsurance organization is one of the leading life-health reinsurers worldwide measured on gross premiums, net of ceded (Business Insurance, August 1998).

Other companies in this business segment include various general business corporations that support the segment's sales, service and administration efforts.

Approximately 840 employees are involved in this business segment.


4.  Investment Management

The primary companies within this business segment include Lincoln National Investments, Inc. ("LNI"), Lincoln National Investment Companies, Inc. ("LNIC"), Delaware Management Holdings, Inc. ("Delaware"), Lynch & Mayer, Inc. ("L&M") and Vantage Investment Advisors ("Vantage"). LNI and LNIC are intermediate level holding companies that own the operating companies within this segment. The operating companies provide a variety of asset management services to institutional and retail customers including pension plans, endowment funds, individuals and trusts. These companies serve as investment advisor to approximately 455 pension funds and other institutional accounts; act as investment manager/national distributor and/or shareholder services agent for 114 open-end funds; and serve as investment manager for 10 closed-end funds.

Approximately 1,045 employees are involved in this business segment.

LNC's insurance subsidiaries protect themselves against losses greater than the amount they are willing to retain on any one risk or event by purchasing reinsurance from unaffiliated insurance companies (see note 7 to the consolidated financial statements on page 55.

All businesses LNC is involved in are highly competitive due to the market structure and the large number of competitors. At the end of 1997, the latest year for which data is available, there were more than 1,700 life insurance companies in the United States. Lincoln Life is the 10 largest stock and mutual life insurance company in the United States based on revenues (1997 Fortune Ranking of Largest Life Insurance Companies by Revenues, April 1998). LNC's investment management companies were the 35th largest U.S. investment management group at the end of 1997 (1997 Institutional Investor 300 Money Managers, July
1998).

LNC's Life Insurance & Annuities, Lincoln UK and Reinsurance business segments, in common with those of other insurance companies, are subject to regulation and supervision by the states, territories and countries in which they are licensed to do business. The laws of these jurisdictions generally establish supervisory agencies with broad administrative powers relative to granting and revoking licenses to transact business, regulating trade practices, licensing agents, prescribing and approving policy forms, regulating premium rates for some lines of business, establishing reserve requirements, regulating competitive matters, prescribing the form and content of financial statements and reports, regulating the type and amount of investments permitted and prescribing minimum levels of capital. The ability to continue an insurance business is dependent upon the maintenance of the licenses in the various jurisdictions.

LNC's Investment Management segment, in common with other investment management groups, is subject to regulation and supervision by the Securities and Exchange Commission, National Association of Securities Dealers, the Investment Management Regulatory Organization ("IMRO"), the Pennsylvania Department of Banking and jurisdictions of the states, territories and foreign countries in which they are licensed to do business.

Because of the nature of the insurance and investment management businesses, there is no single customer or group of customers upon whom the business is dependent. Factors such as backlog, raw materials, seasonality, patents (including trademarks, licenses, franchises and any other concessions held) or environmental impact do not have a material effect upon such businesses. However, within LNC's Reinsurance segment, Lincoln National Risk Management, Inc. ("LNRM") does hold patents for "The Method and Apparatus for Evaluating a Potentially Insurable Risk," and "Automated Decision-making Arrangements." LNRM markets multiple knowledge-based underwriting products that rely on these products. LNC does not have a separate unit that conducts market research. Research activities related to new products or services, or the improvement of existing products or services, are conducted within the business segments.
Expenses related to such activities are not material. Also, sales are not dependent upon select geographic areas. LNC has foreign operations that are significant in relationship to the consolidated group (see note 9 to the consolidated financial statements on page 63).


Item 2. Properties

LNC and the various Fort Wayne operating  businesses own or lease  approximately
1.6 million square feet of office space in the Fort Wayne area. Businesses operating in suburban Chicago, Illinois; Philadelphia, Pennsylvania; Hartford, Connecticut and the United Kingdom own or lease another 1.2 million square feet of office space. An additional 1.1 million square feet of office space is owned or leased in other U.S. cities and foreign countries for branch offices and other smaller operations. LNC expects to move its corporate headquarters from Fort Wayne to Philadelphia in mid-1999. The future lease commitments shown within note 7 includes a commitment for 30,000 square feet in Philadelphia for LNC's headquarters. As shown in the notes to the consolidated financial statements (see note 7 to the consolidated financial statements on page 55), the rental expense on operating leases for office space and equipment for continuing operations totaled $81.3 million for 1998. Office space rent expense accounts for $63.2 million of this total. This discussion regarding properties does not include information on investment properties.

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

During the fourth quarter of 1998, no matters were submitted to securityholders for a vote.


PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Stock Market and Dividend Information

The dividend on LNC's common stock is declared each quarter by LNC's Board of Directors. In determining dividends, the Board takes into consideration items such as LNC's financial condition, including current and expected earnings, projected cash flows and anticipated financing needs. The range of market prices and cash dividends declared by calendar quarter for the past two years are as follows:

Common Stock Data:                      (per share)               1st Qtr       2nd Qtr      3rd Qtr       4th Qtr
------------------------------------------------------------------------------------------------------------------

1998
High......................................................        $86.500       $94.125      $98.875       $86.688
Low.......................................................         72.250        83.688       82.250        67.000

Dividend declared.........................................           $.52          $.52         $.52          $.55

1997
High......................................................        $61.625       $68.625      $73.000       $78.125
Low.......................................................         51.375        49.000       63.813        64.625

Dividend declared.........................................           $.49          $.49         $.49          $.52

Notes:
(1) At December 31, 1998, the number of shareholders of record of LNC's common stock was 12,025.

(2) The payment of dividends to shareholders is subject to the restrictions described in note 7 to the consolidated financial statements (see page 54) and is discussed in the Management's Discussion and Analysis of Financial Condition (see page 28).

Exchanges:  New York, Chicago and Pacific.

Stock Exchange Symbol:  LNC

                                        7

Item 6.  Selected Financial Data
                                                         (millions of dollars, except per share data)
Year Ended December 31                               1998         1997         1996         1995         1994
----------------------------------------------------------------------------------------------------------------

Total revenue....................................    6,087.1      4,898.5      4,733.6      4,586.5      3,932.7

Net income from continuing operations (1)........      509.8         22.2        356.4        301.4        165.5
Net income from discontinued operations..........        --         134.9        157.2        180.8        184.4
Gain on sale of discontinued operations..........        --         776.9          --           --           --
                                                    --------        -----     --------     --------     --------
    Net Income (1)...............................      509.8        934.0        513.6        482.2        349.9



Per Share Data: (2)
Net income from continuing operations............      $5.02        $ .21        $3.38        $2.88        $1.59
Net income from discontinued operations..........        --          1.30         1.49         1.72         1.76
Gain on sale of discontinued operations..........        --          7.47          --           --           --
                                                    --------         ----        -----       ------      -------
    Net Income-Diluted...........................      $5.02        $8.98        $4.87        $4.60        $3.35

    Net Income-Basic.............................      $5.08        $9.11        $4.95        $4.78        $3.52

Common stock dividends...........................      $2.11        $1.99        $1.87        $1.75        $1.66


                                                           (millions of dollars, except per share data)
December 31                                         1998         1997         1996         1995         1994
----------------------------------------------------------------------------------------------------------------
Assets...........................................   93,836.3     77,174.7     71,713.4     63,257.7     48,864.8
Long-term debt...................................      712.2        511.0        626.3        659.3        474.2
Minority interest-preferred securities of
 subsidiary companies............................      745.0        315.0        315.0          --           --
Shareholders' equity.............................    5,387.9      4,982.9      4,470.0      4,378.1      3,042.1

Per Share Data: (2)
Shareholders' equity (Securities at market)......     $53.18       $49.27       $43.00       $41.89       $29.35
Shareholders' equity (Securities at cost)........      47.73        44.96        39.03        35.21        32.35

Market value of common stock.....................      81.81        78.13        52.50        53.75        35.00

(1) Factors affecting the comparability of net income from continuing operations and net income from continuing operations for the 1994- 1998 period are shown on page 8 (see "Supplemental Data"). Other factors affecting comparability are shown within the review of operations for each segment (see pages 9-18).

(2) Per share amounts were also affected by the issuance of 9,200,000 and 1,398,112 shares of common stock in 1993 and 1997, respectively, and the retirement of 500,000; 694,582; 4,948,900 and 623,281 shares of common stock in 1994, 1996; 1997 and 1998 respectively.

Supplemental Data

The following table presents a reconciliation of "Income (Loss) from Continuing Operations" to "Net Income (Loss) from Continuing Operations" determined in accordance with generally accepted accounting principles. Income (Loss) from Continuing Operations is LNC's alternative measure of operating performance which excludes the after-tax realized gain (loss) on investments and associated items, gain (loss) on sale of subsidiaries and restructuring charges.

Year Ended December 31                (in millions)    1998         1997          1996         1995         1994
----------------------------------------------------------------------------------------------------------------

Income (loss) from continuing operations (1).........  $530.4       $(50.7)       $298.8       $140.9       $218.6
Realized gain (loss) on investments, net of
 associated amortization of deferred policy
 acquisition costs, investment expenses
 and income taxes....................................    13.7         72.9          57.6        102.2       (101.9)
Gain (loss) on sale of subsidiary, net of taxes......     --          --             --          58.3         48.8
Restructuring charges................................   (34.3)        --             --          --           --
                                                       -------     --------     --------    ---------     --------
   Net Income from Continuing Operations.............  $509.8       $ 22.2        $356.4       $301.4       $165.5

(1) Income (loss) from continuing operations for 1997 and 1995 includes the impact of the changes in estimate of the reserve level needed for LNC's disability income business ($130.0 million and $121.6 million, after-tax, respectively). Also 1997 includes a change in estimate for reserves for 1) Lincoln UK's pension business of $174.9 million after-tax and 2) Reinsurance's personal accident programs of $113.7 million after-tax.


Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

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

On pages 9 through 18, the financial results of LNC's four business segments and other operations are presented and discussed. Within these business segment discussions, reference is made to "Income from Operations". This alternative measure of earnings is defined as "Net income less realized gain (loss) on sale of investments, gain (loss) on sale of subsidiaries and restructuring charges, all net of taxes." Page 19 discusses factors affecting LNC's consolidated investment performance. Pages 20 through 34 discuss factors that have affected specific elements of the consolidated financial statements as well as information pertaining to LNC as a whole.

This "Management's Discussion and Analysis of Results of Operations and Financial Condition" should be read in conjunction with the audited consolidated financial statements and accompanying notes presented on pages 36 through 67.

Review of Operations: Life Insurance and Annuities

Year Ended December 31                                1998         1997         1996         1995        1994
----------------------------------------------------------------------------------------------------------------

Financial Results by Source (in millions)
Annuities.........................................    $257.6       $203.0       $165.0       $149.3       $120.0
Insurance.........................................     147.0         36.1         36.4         31.1         34.2
Pensions..........................................      10.4          6.3          2.9         22.1         22.4
Disability Income (1).............................      --            --           --         (18.3)       (14.9)
Other.............................................     (10.4)        10.4          8.2          8.5         (5.5)
                                                      -----           ----        ----        -----        -----
   Income from Operations.........................     404.6        255.8        212.5        192.7        156.2
Realized Gain (Loss) on Investments...............       2.9         47.5         38.5         81.3        (93.4)
Restructuring charge..............................     (20.0)         --           ---           --          --
                                                      -----        ------       ------       ------        -------
   Net Income.....................................    $387.5       $303.3       $251.0       $274.0       $ 62.8

Sales - Face Amount (in billions)
Term Insurance....................................     $27.6        $16.2        $13.3         $2.2         $ .3
Universal Life and Other..........................       9.0          2.2          2.9          2.8          3.2


December 31                    (in billions)          1998         1997         1996         1995         1994
-----------------------------------------------------------------------------------------------------------------------------------

Account Values
Annuities........................................      $51.5       $44.6        $38.0        $30.3        $24.6
Reinsurance Ceded - Annuities.....................      (1.6)       (1.8)        (1.8)        (1.7)        (1.5)
Universal and Variable Life Insurance.............       7.4         3.0          2.9          2.6          2.4
Interest Sensitive Whole Life.....................       1.8         --           --           --           --
401(k) Retirement Plans...........................       3.7         3.4          2.9          2.4          1.9
Other Pensions....................................       3.6         4.5          4.9          5.6          5.5
                                                       -----         ---         ----         ----         ----
   Total Account Values...........................     $66.4       $53.7        $46.9        $39.2        $32.9

In Force - Face Amount
Universal Life and Others.........................    $107.6       $32.8        $32.9        $32.2        $32.1
Term Insurance....................................      54.3        30.3         16.3          3.8          1.9

(1) Lincoln stopped writing disability income coverages on a direct basis at the end of March 1996. The administration of this business was moved to the Reinsurance segment at the end of September 1995.

The Life Insurance and Annuities segment reported record income from operations of $404.6 million in 1998, a 58% increase over the $255.8 million reported in 1997. Continuing double-digit growth in the annuity business, plus the added earnings from the blocks of business acquired from CIGNA and Aetna during 1998 (see note 11 to the consolidated financial statements on page 66), were the primary factors in this segment's earnings performance.

Profile: LNC's Insurance and Annuities segment is composed of Lincoln National Life Insurance Company ("Lincoln Life"), First Penn-Pacific Life Insurance Company ("First Penn"), Lincoln Life & Annuity Company of New York ("LLANY") and Lincoln Financial Advisors Corporation ("LFA"). As shown above, account values for this segment's annuities, life insurance, 401(k) retirement plans and other pensions totaled $66.4 billion as of December 31, 1998. Life insurance in force for these companies as of December 31,1998, totaled $161.9 billion, an increase of 157% in comparison with $63.1 billion as of December 31, 1997.

Lincoln Life, which is based in Fort Wayne, Indiana, is the 13th largest life insurer in the United States when measured by assets (Best's Review, Life/Health Edition, July 1998). First Penn, which is headquartered in Oakbrook Terrace, Illinois, is recognized for product innovations. One unique product is
MoneyGuard (Registered Trade Mark), a policy that links the benefits of universal life and long-term care insurance in one. LLANY, which is based in Syracuse, New York, provides group tax-qualified annuities and other insurance products in the state of New York.

Lincoln Life, First Penn and LLANY earned charter memberships in the Insurance Marketplace Standards Association ("IMSA"), an independent, voluntary organization created by the American Council of Life Insurance. IMSA membership demonstrates a company's commitment to honesty, fairness and integrity in all customer contacts involving sales and service of individual life and annuity products.

National Branding Campaign: As part of our strategy to gain name recognition on a national level, we kicked off an aggressive branding campaign where we introduced our new marketing name, Lincoln Financial Group. Print ads emphasizing our ability to provide "clear and understandable solutions in a complex world," appeared in high profile business and lifestyle publications. Also, part of our strategic targeting was our participation with other nationally branded companies in an ESPN cable "Sports Century" sponsorship, an 18-month long special series of programs commemorating highlights in sports during the past century.

Acquisitions/Divestitures: LNC completed the acquisition of a block of individual life insurance and annuities business on January 2, 1998, from CIGNA Corporation, adding a career agency system of 600 producers; a life brokerage operation; an annuity distribution system; and $37 billion of individual life insurance in force. The acquisition of another block of individual life insurance business on October 1, 1998, from Aetna, Inc. added 30 life brokerage managers, 30 managing general agent relationships, a corporate-owned life insurance sales force, access to more than 30,000 independent agents and a total of $42 billion of individual life insurance in force. A block of employer-sponsored life insurance business acquired in connection with the Aetna businesses was sold to Protective Life Corp. In addition, an agreement was reached with Allstate Life under which they would reinsure and administer a variable annuity portfolio acquired in connection with the CIGNA business.

In order to eliminate redundancies and capitalize on newly acquired competencies and existing efficiencies, Hartford, Connecticut, became the platform for operating the segment's life insurance business, while the annuities operation remained in Fort Wayne, Indiana.

Varied Distribution: Products from the companies in this segment are sold through multiple distribution channels, reflecting a marketplace where consumers increasingly want to do business on their own terms. These channels are career agents, independent agencies, insurance brokers, banks, stockbrokers, financial planners and the Internet.

Lincoln Life's and LLANY's wealth accumulation and wealth protection products include: fixed, variable and tax-deferred annuities; term, whole life, universal and variable universal life insurance; and employer sponsored retirement plans. These products are sold in 50 states through the 58 regional offices of LFA, a broker/dealer that serves approximately 2,050 career agents, 34,500 brokers and 4,500 bank agents as well as through 75,000 stockbrokers and financial planners.

LFA includes a network of regional financial planning offices that serve as the preferred distributor of Lincoln Life products. LFA offers a full range of financial planning services and investments and is a securities broker/dealer and registered investment advisor.

Lincoln Life formed a strategic alliance with BDO Seidman, LLP, one of the top 10 accounting and consulting firms serving the dynamic entrepreneurial business market. Through this alliance, LFA planners will offer estate planning, business continuity planning, investment management services and financial planning to BDO Seidman's client base at more than 40 offices across the country.

First Penn offers linked benefit, universal and term life insurance and fixed annuities through stockbrokers, financial planners, banks, independent agents and LFA. Life products are available for individual and worksite markets. First Penn designs, managers distribution and administers fixed annuities sold through banks for Lincoln Life.

Annuities: Lincoln Life is a leading writer of annuities in the United States (National Underwriter, August 1998). Annuity earnings in this segment increased 27% in 1998, reaching a record $257.6 million. As of December 31, 1998, annuity account values were $51.5 billion, up from $44.6 billion the year before. Variable annuity account values at year-end were $33.4 billion, while fixed annuities represented $18.1 billion.

Annuity deposits in 1998 were $3.9 billion. Annuity deposits sold through producers were $2.0 billion, while annuity deposits sold through stockbrokers were $1.4 billion.

Lincoln is working with American Funds Distributors ("AFD") on a number of initiatives aimed at further strengthening sales. The American Legacy variable annuity products are marketed to stockbrokers by AFD and to banks through Lincoln Financial Institutions Group, a strategic business unit of First Penn.

As a result of restructuring its wholesaler network, AFD has broadened its distribution capabilities and its wholesalers now market both mutual funds and annuities. Today, the American Legacy product has the potential of being marketed by three times as many wholesalers as in the past. Lincoln also is supporting the wholesaler network by providing its own American Legacy sales support team to assist in sales promotion and stockbroker training programs. Product improvements, including the expansion of fund offerings, are being made to American Legacy.

In response to the increased demand for multi-manager products, Lincoln introduced the Delaware Lincoln ChoicePlus (Service Mark) variable annuity in the fourth quarter of 1998. This new product contains 30 variable investment options in addition to a number of fixed account options. Delaware Distributors LP wholesales the Delaware Lincoln ChoicePlus variable annuity.

During 1998, Lincoln also introduced two new multi-manager products in the employer-sponsored market. Lincoln Alliance gives an employer more choices by offering a solid, fixed annuity foundation, combined with a vast array of mutual funds. In addition, the Lincoln/Delaware Advantage product offers the investment stability of a Lincoln Life fixed annuity and the investment performance and diversity available through the Delaware family of funds. The product is targeted at the mid- to large-size employer in the health care industry.
Finally, eAnnuity (Trade Mark), the first variable annuity targeted to the self-directed investor and sold completely online, was also launched.

Life Insurance: In 1998, Lincoln began building a life insurance platform that allowed the company to quickly achieve scale, deliver higher growth and better financial performance, as well as leverage its expertise in serving the super affluent market. Operating income from life insurance was $147.0 million as of December 31, 1998, four times higher than 1997, as a result of the businesses acquired from CIGNA and Aetna. Combined universal life, whole life, variable life and interest sensitive whole life insurance account values tripled in 1998 to $9.2 billion. Individual life insurance sales, as measured by face amount of in force, nearly doubled for the year to $36.6 billion.

All CIGNA products were duplicated within Lincoln Life within four months after the transaction closed. In addition, Lincoln introduced three new universal life products, two of which provide second-to-die coverage, for estate protection. One also offers the opportunity for equity returns on account values. All three offer lifetime death benefit guarantees, including a Survivor Variable Universal Life I and a Survivor Universal Life II product in 1998.

Pensions: This segment's pension business is focused on 401(k) retirement plans for businesses with fewer than 200 employees. Account values for these plans were $3.7 billion as of December 31, 1998, a 9% increase over 1997. To better service the retirement services market and to achieve economies of scale, Lincoln Life's 401(k) retirement plans were combined with the Investment Management segment's defined contributions effective January 1999.

Outlook: The Life Insurance and Annuities segment has laid the foundation for increased sales in the future. With the kickoff of an aggressive national branding campaign, were moving forward to build national brand recognition. In addition, a well-balanced distribution system, coupled with product improvements, new product introductions and strategic partnerships will help in strengthening our market presence and will be the driving forces in placing our annuities and life insurance operations among the top five.

Review of Operations: Lincoln UK (1)

Year Ended December 31                (in millions)             1998    1997        1996       1995       1994
--------------------------------------------------------------------------------------------------------------

Financial Results
Income (Loss) from Operations  (1).....................         $70.9   $(108.3)    $66.1      $45.9      $17.2
Realized Gain (Loss) on  Investments...................            .8       1.5       (.1)       (.2)       1.3
                                                                -----    ------     -----      -----      -----
    Net Income (Loss)  (1).............................         $71.7   $(106.8)    $66.0      $45.7      $18.5

Net Initial Commission Value (2).......................         $54.9     $55.4     $47.2      $39.4      $32.1


December 31                            (in billions)          1998      1997      1996        1995       1994
---------------------------------------------------------------------------------------------------------------

Unit-Linked Assets.....................................        $6.265    $5.643    $5.074     $4.307     $1.320

Individual Life Insurance
 In Force - Face Amount................................       $25.002   $25.026   $23.835    $23.509     $9.412

Exchange Rate Ratio - U.S. Dollars to Pounds Sterling
Average for the Year...................................         1.658     1.644     1.567      1.582      1.536
End of Year............................................         1.660     1.651     1.713      1.553      1.565

(1) Income (loss) from operations and net income (loss) for 1997 include a charge of $174.9 million ($199.4 million pre-tax) for a change in estimate of the cost of settling pension mis-selling liabilities (see note 2 to the consolidated financial statements on page 45).
(2) Net Initial Commissions is a measure used by Lincoln UK to measure sales progress and future profitability.

LNC's Lincoln UK segment, conducted through Lincoln National (UK) plc and its operating subsidiaries reported record income from operations of $70.9 million in 1998 compared with $66.6 million in 1997, excluding a special charge noted above.

Profile: Lincoln UK offers life, investment, protection and retirement planning products primarily through 1,630 direct sales representatives and tied agents. Lincoln UK sells predominantly unit-linked products where the investment risk is borne by the policyholder. These products are similar to the variable life products sold in the United States. Home office operations are divided between Uxbridge, Middlesex, and Barnwood, Gloucester, England.

Product Development: Lincoln UK relaunched Financial Foundations, its flagship unit-linked life insurance product with improved features allowing it to be much more competitive in the marketplace. Since its relaunch in mid-1998, sales are 20% ahead of the same period last year, and now represent over 25% of new business. In response to a UK government promotional program on individual savings, plans also are under way to relaunch a wide range of medium- to long-term savings products this year, including a new tax preferred Individual Savings Account (ISA) product.

National Branding Campaign: During 1998, Lincoln UK took major steps to develop its brand awareness in the UK with two key initiatives - the Company's first ever integrated television and print advertising campaign, as well as participation in top level sports sponsorship.

The advertising campaign was held during April and May in Scotland, using creative concepts adapted from Lincoln's corporate campaign in the U.S. Subsequent research indicated that awareness was raised throughout Scotland and that the campaign had a positive effect on product sales.

Lincoln UK also participated in the sponsorship of the Rugby League Test Series between Great Britain and New Zealand, two of the top three leaders in Rugby League football in the world. The three matches were played during October and November 1998 and received wide media coverage, on television and radio, and in the national and local press.

The sponsorship was widely acclaimed by the public, sales advisors and members of staff as one of the most positive name awareness promotions ever to have been undertaken by Lincoln UK.

City Financial Partners Ltd ("CFPL"): Lincoln UK's largest tied agent, CFPL, was acquired at the end of 1997 and is now a wholly-owned subsidiary. Its integration into the organization was successfully completed in 1998, a year in which CFPL agents produced 45% of Lincoln UK's new business.

Markets: Account values in the unit-linked asset business were $6.3 billion as of December 31, 1998, an increase of 11% over the year before. Net initial commission values were $54.9 million, slightly lower than the $55.4 million in 1997. Individual life insurance in force as of December 31, 1998, was $25.0 billion.

Exchange Rates: LNC's subsidiary in the United Kingdom, as with subsidiaries in other foreign countries, has its balance sheet accounts and income statements translated at the current exchange and average exchange rates for the year, respectively. The average exchange rate for 1998 was $1.658 per British pound sterling. This was 1% higher than the 1997 average exchange rate of $1.644 per British pound.

Pension Product Mis-selling: A charge of $174.9 million after-tax was taken in the fourth quarter of 1997 to increase reserves for liabilities in the so-called "pension mis-selling" situation in the United Kingdom. Regulatory agencies raised questions as to whether individuals who bought pensions in the UK and exited employer plans were given appropriate advice by insurance agents and brokers. The regulatory agencies asked the insurance companies to review their cases and to provide redress to those individuals harmed by the activities of agents or brokers. As a result of what the government viewed as a slow response by the insurance industry, regulators have set targets, publicly named companies that it sees as tardy in their resolution of cases and taken disciplinary actions.

Lincoln UK is committed to completing its review as quickly as possible so that appropriate action can be taken. The regulatory agency deadline for Lincoln UK to complete phase one of its review was December 31, 1998. The achievement of this target was a critical milestone for the company. Lincoln has made offers of redress, or provided reassurance that redress is not required to all its priority policyholders. The segment has also obtained acceptance of offers or, in accordance with the regulatory agency requirements, believe they can demonstrate that every effort to obtain their acceptance has been made. Nearly 11,000 cases have been assessed by a dedicated team of 170 full-time staff at four locations. The company is well positioned to deal with phase two of the review, which began on January 4, 1999. This will entail the review of the balance of policyholders who took out personal pensions between April 1988 and June 1994 and have not had their cases reviewed under phase one.

As of December 31, 1998 and December 31, 1997, the balance in the liability account established for this matter was $202.1 million and $291.0 million, respectively. These liabilities, which are net of expected recoveries, were established for the estimated cost of this issue following regulatory guidance as to activities to be undertaken. These liabilities are net of expected recoveries of $84.9 million and $113.0 million, respectively, from previous owners of companies acquired over the last few years as specified in the indemnification clauses of the purchase agreements.

Outlook: By the end of 1999, Lincoln UK will have made substantial progress in the pensions review and expects a stable earnings picture with some growth going forward. Lincoln UK anticipates growing faster than the rest of the U.K. life insurance industry through increased distribution, a superior trained sales force, improved products and investment performance.

Review of Operations: Reinsurance


Year Ended December 31                                  1998       1997           1996        1995          1994
------------------------------------------------------------------------------------------------------------------

Financial Results by Source (in millions)
Individual Markets...................................   $ 83.5     $  71.9        $49.9        $43.4        $41.4
Group Markets (1)....................................      2.7      (103.3)        19.0         25.2         21.6
Financial Reinsurance................................     15.2        14.4         16.4         10.2          5.5
Other................................................     (1.3)        (.3)         (.2)          .7         (1.9)
                                                          ----      ------        -----        ------          ---
    Income (Loss) from Operations,
     excluding Disability Income.....................    100.1       (17.3)        85.1         79.5         76.6
Disability Income (1)................................      1.4      (134.3)       (11.1)      (132.2)       (10.0)
                                                        ------       -----        -----        -----         ----
    Income (Loss) from Operations (1)................    101.5      (151.6)        74.0        (52.7)        66.6

Realized Gain on Investments.........................       .7        15.2         11.7         10.7           .5
                                                       -------       -----        -----         ----         ----
    Net Income (Loss) (1)............................   $102.2     $(136.4)       $85.7       $(42.0)       $67.1


Individual Life Sales -
Face Amount (in billions)............................    $78.1       $39.5        $26.6        $22.7        $19.9


December 31                         (in billions)       1998        1997         1996         1995        1994
----------------------------------------------------------------------------------------------------------------

Individual and Group Life Insurance
 In Force Face Amount................................   $250.3      $183.5       $160.9       $142.8      $125.6

(1) Income (loss) from operations and net income (loss) for 1997 and 1995 include the impact of a change in estimate of the reserve level needed for LNC's disability income business ($130.0 million, and $121.6 million after-tax, respectively). Also, income (loss) from operations and net income
    (loss) for 1997 include a charge of $113.7 million after-tax for the impact of a change in estimate of the reserve level needed for personal accident programs.

LNC's Reinsurance segment ("Lincoln Re"), reported record income from operations of $101.5 million in 1998, exceeding its $100 million target established a few years ago. This compares with $92.1 million in 1997, excluding special charges. As of December 31, 1998, Lincoln Re's individual and group life business in force was $250.3 billion, an increase of 36% over the prior year.

Profile: One of the leading life-health reinsurers in the world, Lincoln Re reported consolidated, worldwide net premium income of $2.1 billion in 1998. This compares with $1.7 billion net premium income reported in 1997. Lincoln Re maintains offices in a number of U.S. cities and has offices in Toronto, Brussels, Buenos Aires, London, Mexico City, Manila and Singapore.

Lincoln Re also is charged with managing LNC's activities in several emerging markets, including LNC's joint venture, Seguros Serfin Lincoln, which sells insurance products through Banca Serfin, Mexico's oldest and third largest bank. Lincoln Re also maintains representative offices in China (Beijing, Shanghai, Guangzhou) and, in 1998, signed a letter of intent with Ping An, the largest private insurance company in the People's Republic of China with a national charter, to work toward creating a joint venture that will sell life insurance.

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

Lincoln Re's intellectual capital is critical to its success and its systems are used throughout the insurance industry. Its knowledge-based approach to reinsurance continues to distinguish itself as a leader in an increasingly competitive marketplace, allowing for customer retention and to build new relationships on a global basis.

Foremost among these systems is Lincoln National Risk Management's ("LNRM") patented Life Underwriting System, a state-of-the-art risk management technology now licensed to more than 50 insurers. Further, nearly 30 % of new life business written during 1998 can be attributed to companies that have utilized the Lincoln Mortality System (Trade Mark), a system which helps design new preferred term insurance products. In 1998, Lincoln Re was granted a second patent to protect its Lincoln Mortality System and other automated decision-making systems. Other proprietary systems assist health insurers, claims processors and agents. Datalliance (Registered Trade Mark), is an electronic data interchange that can link agents, insurers, information sources, medical labs and reinsurers.

In 1998, Lincoln Re introduced the industry's first browser-based life underwriting manual on CD-ROM to its reinsurance clients, enabling faster, more efficient underwriting of life insurance policies. Lincoln Re also entered into a strategic alliance with Cybertek, a major developer of administrative solutions in the life insurance business. Cybertek is working to incorporate the Lincoln Underwriting System into its base product.

Lincoln Re's approach also involves the capabilities of more than 40 alliance partners. These include direct marketers, medical equipment suppliers, electronic information providers, specialized legal firms, accountants, variable life and annuity administrators, all ready to form a "virtual organization" to help Lincoln Re clients do business.

Individual Markets: Strong sales in recent years contributed to record income from operations for individual markets in 1998. Income from operations was $83.5 million, a 16% increase over 1997. Very favorable life mortality throughout the year was an integral factor in the strong performance. Sales volume, measured by face amount of new business, was a record $78.1 billion in 1998, nearly double the amount of last year.

Group Markets: Income from operations in 1998 in group markets was $2.7 million. This compares with $10.4 million in 1997, excluding the special charge for personal accident programs. Total annualized premium of $248.4 million represents an increase of 23% over the $202.2 million in 1997.

Financial Reinsurance: Income from operations was $15.2 million, slightly higher than income from operations of $14.4 million in 1997.

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

In the fourth quarter of 1995, LNC took a $121.6 million after-tax charge against earnings to strengthen reserves for the direct and reinsurance disability income business. These reserves were established assuming that the current experience would continue. In the second quarter of 1997, LNC took an additional after-tax charge of $130 million against earnings when it obtained new information indicating that experience had deteriorated further.

Outlook: Lincoln Re continues to enhance its reputation as a leading life-health reinsurer in the world with the development of new knowledge-based tools and marketing methods. It continues to build partnerships inside and outside the traditional insurance marketplace.

Review of Operations:  Investment Management (1)

Year Ended December 31                            (in millions)           1998      1997       1996       1995
-----------------------------------------------------------------------------------------------------------------

Financial Results
Fees:
Investment Advisory Fees...........................................       $244.2    $219.6     $190.4     $130.1
Other Revenue and Fees.............................................         57.1      38.1       24.6       18.7
Income:
Income from Operations.............................................        $20.8      $4.5      $10.2      $13.3
Realized Gain on Investments.......................................           .7       3.3        5.2        4.3
                                                                           -----       ---       ----      -----
    Net Income.....................................................        $21.5      $7.8      $15.4      $17.6
Income from Operations-Excluding
 Amortization of Intangibles.......................................        $49.6     $31.6      $34.1      $28.1

December 31                                      (in billions)             1998      1997       1996       1995
-----------------------------------------------------------------------------------------------------------------

Assets Under Management
Retail-Fixed.......................................................        $ 7.1     $ 6.9      $ 4.6      $ 4.8
Retail-Equity......................................................         19.5      15.6       11.5        8.8
                                                                            ----      ----       ----        ---
     Total Retail..................................................         26.6      22.5       16.1       13.6

Institutional-Fixed................................................          6.9       5.7        3.6        3.0
Institutional-Equity...............................................         25.3      25.8       23.5       22.1
                                                                            ----      ----       ----       ----
    Total Institutional............................................         32.2      31.5       27.1       25.1

    Total Assets Under Management..................................        $58.8     $54.0      $43.2      $38.7

(1) Data shown in the 1995 column is for a partial year, as this segment was added in April 1995 following the acquisition of Delaware Management Holdings, Inc.

LNC's Investment Management segment reported record income from operations of $20.8 million in 1998, compared with $4.5 million in 1997. The segment's 1998 operating income, excluding amortization of goodwill and other intangible assets, was $49.6 million. The improvement was driven by increased revenues due to record levels of inflows, higher net sales and the impact of the market levels during the year.

LNIC's assets under management at December 31, 1998 were $58.8 billion, an increase of $4.8 billion or 9% from December 31, 1997 assets of $54.0 billion, primarily due to the upward trend of the market during the year. LNIC had record levels of retail sales ($4.2 billion for 1998) and institutional inflows ($6.2 billion for 1998). In addition, LNIC's net retail cash flows were $2.0 billion for the year versus $0.6 billion for 1997.

Domestic institutional assets represent $21.5 billion of the Investment Management segment's total assets under management, while domestic retail assets were $25.2 billion. International equity and global bond assets managed by Delaware International Advisers, Ltd. account for $12.1 billion ($10.7 billion institutional, $1.4 billion retail).

Profile: The companies that comprise this segment are: Delaware Management Holdings, Inc.; Lynch & Mayer, Inc.; and Vantage Investment Advisors. Delaware has its headquarters in Philadelphia, with affiliates in London, Denver and Minneapolis. Lynch & Mayer and Vantage each maintain separate headquarters in New York.

Although investment management has long been an area of expertise within LNC, the addition of Delaware in 1995 signaled LNC's intention to expand its role as a money manager and meet its objective of becoming a force in the financial services industry.

During 1998, two external transactions positively affected the retail business of LNIC: the acquisition of CIGNA's ACCRU business and the sale of Delaware's Unit Investment Trust business to Nike Securities. These transactions reinforced Delaware's market focus on core retail products, (i.e., mutual funds, variable annuities and participant directed retirement plans) and strengthened Delaware's retail distribution by the addition of the former CIGNA ACCRU wholesalers.

Delaware Investments' defined contribution area performed well in 1998, growing to $5.9 billion in assets under management as of December 31, 1998. In the first quarter of 1999, Lincoln Life's retirement area was combined under Delaware, resulting in an organization with $9.6 billion in retirement assets. This combination should result in a broader product range that is better serviced and more profitable over the long term, with consistent asset growth because retirement plans tend to be long-term relationships with continuing cash flow.

Complementary Approaches: Delaware, Lynch & Mayer and Vantage are encouraged to preserve their complementary and distinctive investment styles. Diversity of investment styles, as well as diversity of clients served, are prudent ways to diversify risk in varying market environments.

Delaware is best known for a conservative, "value" equity investment style that focuses on stocks with above average dividend yields. It is also recognized for expertise in the small-cap and mid-cap growth styles and in municipal and high-yield bonds. Delaware International Advisers, Ltd. in London provides global and international equity and fixed income investment expertise.

Lynch & Mayer pursues a "growth" investment style and specializes in mid-cap and large-cap equities. Vantage invests in undervalued companies that have strong potential for above-average growth. It employs a disciplined, systematic, risk-controlled investment approach, which delivers growth at a reasonable price
(GARP). Vantage is especially well known for its socially responsible investing expertise, the practice of aligning investment objectives with social concerns in one investment portfolio.

Distribution: Multiple distribution channels enable the businesses in the Investment Management segment to deliver their broad range of products to an expanding community of retail and institutional investors. Delaware markets its mutual funds through regional and national broker/dealers, financial planners, banks, and insurance agents, including those associated with the regional marketing offices of Lincoln Life. Institutional products are marketed primarily by each company's sales force through pension consultants and directly to defined benefit and defined contribution plan sponsors, endowments, foundations and insurance companies.

Retail Mutual Funds: The Investment Management segment's retail mutual fund and wrap fee assets totaled $26.6 billion at December 31, 1998, an 18% increase from $22.5 billion at December 31, 1997. Delaware offers 74 open-end retail mutual funds and 8 closed-end funds with assets under management of $13.2 billion, an increase of 7% over the $12.3 billion at December 31, 1997. The remaining $13.4 billion was from wrap-fee business and retail mutual funds managed by Lynch & Mayer and Vantage.

The acquisition and integration of CIGNA's ACCRU business increased the number of retail wholesalers to 51 as of December 31, 1998 from 37 as of December 31, 1997, strengthening Delaware's retail sales presence. The multi-manager ACCRU variable annuity product, which was re-launched in the 4th quarter of 1998 under the name Delaware-Lincoln ChoicePlus (Service Mark), has further broadened and diversified Delaware's product line.

Delaware received excellent ratings in the 1998 Dalbar Broker/Dealer Survey that rates the quality of marketing and service of approximately 25 large mutual fund complexes. Delaware is the 4th highest ranked firm in the Main Office Operations category, up from 8th last year. In addition, financial advisors ranked Delaware 2nd in Wholesaler Support and 1st in Dedicated Marketing Support. High ratings are important because quality service is a key factor in growing and retaining assets.

Improved performance and service contributed to Delaware increasing its retail non-money market sales to $3.1 billion in 1998, up 55% in comparison with $2.0 billion for 1997. In addition, Delaware's net retail cash flows were $1.5 billion for 1998 versus $0.1 billion for 1997.

Institutional Investments: The institutional investment management business had assets under management of $32.2 billion as of December 31, 1998, compared with $31.5 billion at December 31, 1997. LNIC's institutional inflows of $6.2 billion for 1998, were 22% higher than the $5.1 billion in 1997. Institutional net cash flows, however, declined slightly to ($2.2) billion for 1998 versus ($2.0) billion for 1997, largely due to client losses resulting from underperformance in Lynch & Mayer's mid- and large-cap growth products.

Investment Performance: As of December 31, 1998, Delaware had 16 funds, representing 28% of the company's mutual fund assets under management, ranked as four- and five-star funds by Morningstar, Inc., a service that assigns risk-adjusted performance ratings to mutual funds. One star is the lowest rating; five is the highest. High Morningstar ratings are significant because virtually all equity net inflows are directed into funds with high risk-adjusted ratings.

Vantage manages the Lincoln Life MultiFund (Registered Trade Mark) Social Awareness subaccount. The Fund has performed exceptionally well over the long term. For the five years ended December 31, 1998, the Fund's annualized return earned Vantage 30th place among 572 variable annuity funds.

Among U.S. institutional investment managers, Delaware produced strong results in the value equity category, with a return of 11.19% for the year ended December 31, 1998 that qualified as second quartile performance as measured by Callan's Yield Universe.

Underperformance in Lynch & Mayer's mid-cap growth product resulted in the loss of clients and a decline in institutional assets under management from $4.5 billion at December 31, 1997 to $2.8 billion at December 31, 1998. This issue was addressed during 1998 and a restructured investment team is in place with a mandate to improve performance.

Outlook: The rapid growth of Delaware's retail mutual fund business, both through internal efforts and selective acquisitions, continues to be an essential component of LNC's long-term strategy. Given the improvements realized in 1998, LNC is well positioned for accelerating this growth.


Review of Other Operations:

Year Ended December 31                 (in millions)            1998       1997       1996      1995        1994
-------------------------------------------------------------------------------------------------------------------

Financial Results by Source
Lincoln Investment Management.............................      $   .7     $  1.4     $  1.5    $   1.7     $  7.1
LNC Financing.............................................       (52.5)     (31.9)     (49.7)     (52.7)     (31.7)
LNC Operations............................................       (18.5)     (18.4)     (14.8)     (19.5)     (21.8)
Other Corporate...........................................         2.9       (2.2)       (.9)      (1.5)      (3.9)
Earnings from Unconsolidated Affiliate....................         --        --          --        13.7       14.8
                                                                -----      ------      -----     -----      -----
    Income (Loss) from Operations.........................       (67.4)     (51.1)     (63.9)     (58.3)     (35.5)

Realized Gain (Loss) on Investments.......................         8.6        5.4        2.2        6.1      (10.6)
Gain (Loss) on Sale of Subsidiaries.......................         --         --         --        58.3       48.8
Restructuring Charge......................................       (14.3)       --         --         --         --
                                                                 -----     ------     ------     ------     ------

    Net Income (Loss).....................................      $(73.1)    $(45.7)    $(61.7)   $ 6.1       $  2.7

The income (loss) from operations shown above includes the earnings from Lincoln Investment Management, certain other operations that are not directly related to the business segments and unallocated corporate revenues and expenses, such as corporate investment income, interest expense on short-term and long-term borrowings, and corporate overhead expenses. Prior to the date of sale in October 1995, Other Operations also include LNC's investment in an unconsolidated affiliate engaged in the employee life-health benefits business.

Lincoln Investment Management provides investment advisory services and asset management services for LNC's Corporate portfolios as well as entities not owned by LNC.

Corporate interest expense reported within the LNC financing line above was greater for 1995 and 1996 than years prior to 1995 as the result of additions to long-term debt and minority interest-preferred securities of subsidiary companies. The 1997 amount was less than 1995 and 1996 due to reduced interest expense and investment earnings in the fourth quarter of 1997 that resulted from the use of proceeds from the sale of discontinued operations (see liquidity and cash flow discussion on page 34). This benefit did not continue into 1998 as most of these funds were used to purchase blocks of individual life insurance and annuity business in January and October of 1998 (see note 11 to the consolidated financial statements on page 66).

Net income (loss) shown above for "Other Operations" includes the items described above under loss from operations plus the realized gain (loss) on sale of certain investments, the gain (loss) on sale of subsidiaries (see note 11 to the consolidated financial statements on page 65) and a restructuring charge. The 1998 restructuring charge is the result of an organizational/expense review and represents severance pay and space abandonment charges because of staff reductions in the parent and other select companies.

Discussion and Analysis of Consolidated Investments

December 31                       (in billions)                 1998        1997      1996        1995      1994
--------------------------------------------------------------------------------------------------------------------

Assets Managed (by advisor)
Investment Management Segment (1).........................       $ 58.8     $ 54.0     $ 43.2      $38.7    $   --
Lincoln Investment Management:
  Regular Fees............................................          1.9        2.9        8.2        4.2       11.8
  At Cost For Business Units..............................         38.7       33.9       30.6       33.3       36.3
Lincoln UK................................................          7.6        6.8        6.1        5.3        1.0
Within Business Units (Policy Loans)......................          1.8         .8         .8         .6         .6
Non-LNC Affiliates........................................         25.2       20.7       16.2       12.7        9.4
                                                                  -----      -----      -----       ----       ----
    Total Assets Managed..................................       $134.0     $119.1     $105.1      $94.8      $59.1

(1)  See Investment Management segment data on page 16 for additional detail.

The following discussion covers select general investment matters. The review of consolidated operations, which begins on page 20, includes the fact that LNC's net investment income for the year ended December 31, 1998 was $2.7 billion, an increase of 17% over 1997. Also, this discussion indicates that during 1998 net gains on investments totaling $19 million were realized. The review of consolidated financial condition begins on page 24 and discusses the composition and quality of the LNC portfolio.

Investment Objective: LNC follows a balanced approach of investing for both current income and total return, with an emphasis on generating sufficient current income to meet LNC's obligations. This approach requires the evaluation of risk and expected return of each asset class utilized, while still meeting the income objectives of LNC. This approach also permits LNC to be more effective in its asset-liability management, since decisions can be made based upon both the economic and current investment income considerations affecting assets and liabilities.

Asset Diversification: Fundamental to LNC's investment policy is diversification across asset classes. LNC's investment portfolio, excluding cash and invested cash, is composed of fixed maturity securities; equities; mortgage loans on real estate; real estate either wholly owned or in joint ventures and other long-term investments. LNC purchases investments that have yield, duration and other characteristics which take into account the liabilities of the products being supported. The dominant investment held is fixed maturity securities, which represent approximately 80% of the investment portfolio.

Fixed Maturity Performance: In 1998, the LNC fixed maturity portfolio produced a return of 7.57%, compared to the Lehman Brothers Government/Corporate index (68% government bonds, 32% corporate bonds) which produced 9.47%. The underperformance relative to the index during 1998 is due to the investment strategy of investing in bonds with sufficient spread to support long-term insurance liabilities. During 1998, LNC experienced extreme spread widening in all sectors which had the effect of reducing returns. The spread widening was caused by the Emerging Markets crisis and the subsequent flight to high quality U.S. treasury bonds by global investors. The government bond component of the index performed very well relative to corporate bonds.

Use of Derivatives: The primary use of derivatives at LNC is to hedge interest rate risk that is embedded in either life insurance and annuity product liabilities or investment portfolios. To a lesser extent, derivatives are also used to hedge exposures to foreign currency and equity market risks.

REVIEW OF CONSOLIDATED OPERATIONS AND FINANCIAL CONDITION

Summary Information                                                                                    Increase
                                                                                                      (Decrease)
Year Ended December 31            (in millions)                   1998       1997       1996        1998       1997
----------------------------------------------------------------------------------------------------------------------

Continuing Operations:
Life insurance and annuity premiums....................        $  985.6   $  756.2   $  728.7         30%       4%
Health premiums........................................           635.1      572.5      790.5         11%     (28%)
Insurance fees.........................................         1,274.6      832.2      713.5         53%      17%
Investment advisory fees...............................           227.1      204.9      180.8         11%      13%
Net investment income..................................         2,681.4    2,250.8    2,087.9         19%       8%
Equity in earnings of
 unconsolidated affiliates.............................             3.3        2.1        1.4
Realized gain (loss) on investments....................            19.0      122.6       92.5
Other revenue and fees.................................           261.0      157.2      138.3                  14%
Life insurance and annuity benefits ...................         2,762.0    2,358.7    2,036.3         17%      16%
Health benefits........................................           566.9      833.1      673.6        (32%)     24%
Underwriting, acquisition, insurance
 and other expenses....................................         1,943.7    1,579.3    1,434.9         23%      10%
Interest and debt expenses.............................           117.1       92.5       84.7         27%       9%
Federal income taxes...................................           187.6       12.7      147.7
                                                                -------    -------     ------
     Net Income from Continuing Operations.............           509.8       22.2      356.4

Discontinued Operations:
Income prior to disposal...............................             --       134.9      157.2
Gain on disposal.......................................             --       776.9       --
                                                                -------      -----    -------

     Net Income.......................................          $ 509.8    $ 934.0    $ 513.6

REVIEW OF CONSOLIDATED OPERATIONS
Some of the increases shown above are the result of the purchase of two blocks of individual life insurance and annuity business in January and October of 1998 (see note 11 to the consolidated financial statements on page 66).

Life Insurance and Annuity Premiums
Life insurance and annuity premiums increased $229.4 million or 30% in 1998 and $27.5 million or 4% in 1997 as the result of increases in volumes of business in the Life Insurance & Annuities and Reinsurance segments. A portion of the increase from the Life Insurance and Annuities segment in 1998 is the result of the acquisition of the blocks of business. Barring the passage of unfavorable tax legislation that would eliminate the tax-advantages for some of LNC's life and annuity products, LNC expects growth in life insurance and annuity premiums in 1999.

Health Premiums
Health premiums within the Reinsurance segment increased $62.6 million or 11% in 1998 after decreasing $218.0 million or 28% in 1997. The 1997 reduction included planned cut backs in the level of business.

Insurance Fees
Insurance fees from universal life, other interest-sensitive life insurance contracts and variable life insurance contracts increased $442.4 million or 53% in 1998 and $118.7 million or 17% in 1997. These increases are the result of an increase in the volume of transactions (including the addition of two blocks of business in 1998 as described in note 11 to the consolidated financial statements on page 66) and a market-driven increase in the value of existing customer accounts upon which some of the fees are based in the Life Insurance & Annuities and Lincoln UK segments. The growth in fees from this business is expected to continue in 1999.

Investment Advisory Fees
Investment advisory fees increased $22.2 million or 11 % in 1998 and $24.1 million or 13% in 1997. These increases were the result of increased volumes of business and an increase in the market value of customer accounts. The increased volumes were the result of increasing the number of wholesalers and products, including the addition of wholesalers in the bank market.

Net Investment Income
Net investment income increased $430.6 million or 19% in 1998 as the net result of a 21% increase in mean invested assets, a decrease in the yield on investments from 7.46% to 7.36% (all calculations on a cost basis). This increase in mean invested assets is the result of increased volumes of business in all the business segments and funds held in Other Operations that were applied toward the purchase of a block of business in October of 1998 (see note 11 to the consolidated financial statements on page 66). The increase in the Life Insurance and Annuities segment includes the impact of the acquisition of the blocks of business in 1998 (see note 11 to the consolidated financial statements on page 66). Net investment income increased $162.9 million or 8% in 1997 as a net result of a 9% increase in mean invested assets, a decrease in the yield on investments from 7.52% to 7.46% (all calculations on a cost basis) and a benefit of a reduction in the recurring adjustment of discount on mortgage-backed securities. In 1997, this adjustment was a charge of $.4 million versus a charge of $7.6 million in 1996. The increase in mean invested assets in 1997 was the result of increased volumes of business in the Life Insurance and Annuities segment.

Realized Gain on Investments
The pre-tax realized gain on investments, net of related amortization and expenses, was $19.0 million, $122.6 million and $92.5 million in 1998, 1997 and 1996, respectively. The after-tax gain in 1998, 1997 and 1996 was $13.7 million, $72.9 million and $57.6 million, respectively. These gains were primarily the result of the sale of investments. Write-downs and provisions for losses offset a portion of the realized gains. During 1996, LNC completed a bulk sale of performing and non-performing mortgage loans and real estate holdings through a sealed bid process. The selling price for these holdings was $6.1 million in excess of the carrying value, resulting in a gain on sale.

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

Other Revenue and Fees
Other revenue and fees increased $103.8 million in 1998 and $18.9 million in 1997 as the result of increases in the volume of transactions in each of the business segments.

Total Revenue
The level of revenue produced for select revenues listed above, primarily the fee based revenues, such as insurance fees and investment advisory fees, fluctuates from year to year because of changes in the equity investment markets. For example, a 1% change in the equity investment market, as represented by a measure such as the S&P 500, increases or decreases total revenue by approximately $4.5 million based on the business currently managed. Although the impact is not dollar for dollar because of the impact of Federal income taxes, such changes in revenues also increases or decreases LNC's earnings. Barring a major drop in the equity markets, LNC expects to produce revenues in future years in excess of the revenues produced for the year ended December 31, 1998.

Life Insurance and Annuity Benefits
Life insurance and annuity benefits increased $403.3 million or 17% in 1998 as compared to 1997. This increase was the net result of increases of $470.8 million in the Life Insurance and Annuities segment (includes the addition of two blocks of individual life insurance and annuity business as described in note 11 to the consolidated financial statements on page 66) and increases in the Reinsurance segment of $122.5 million being partially offset by a decrease in the Lincoln UK segment of $190.0 million due to the absence of special charges in 1998. Life insurance and annuity benefits in 1997 increased $322.4 million or 16% as compared to 1996. This increase was the result of increases of $89.4 million or 6% from the Life Insurance and Annuities segment, $25.6 million or 7% from the Reinsurance segment and $207.1 million from the Lincoln UK segment. The Lincoln UK increase includes a change in estimate for its pension mis-selling liability (see note 2 to the consolidated financial statements on page 45).

Health Benefits
Health benefits increased $108.8 million or 24% in 1998 compared to 1997 health benefits, excluding the 1997 special additions to the disability income and personal accident programs reserves ($130.0 million and $113.7 million, respectively) as the result of increased volumes of business. See note 2 to the consolidated financial statements on page 45. Health benefits increased $159.5 million in 1997 as the net result of decreased volumes of business being more than offset by additions to the reserves for disability income business and personal accident programs within the Reinsurance segment.

Underwriting, Acquisition, Insurance and Other Expenses
These expenses increased $364.4 million or 23% in 1998 as the result of increased business volumes in all business segments, the addition of the operating costs associated with the block of business acquired in January 1998 and increased expenditures related to Year 2000 issues. Underwriting, Acquisition, Insurance and other expenses increased $144.4 million or 10% in 1997. The primary drivers behind this increase beyond the general inflation rate was increased business volumes in the various segments due to general growth and the one-time and on-going costs associated with the acquisition of the two blocks of business (see note 11 to the consolidated financial statements on page
66) and the write-off of deferred acquisition costs associated with the disability income business (see note 2 to the consolidated financial statements on page 45). In 1999, all business segments will continue to adjust staff levels as appropriate to match business volumes.

Due to LNC's change in its business focus during the last few years (i.e., exited property-casualty business, added emphasis on annuities, life insurance and investment management) as well as the on-going and increasing competitive pressures within the business LNC operates in, the decision was made in 1998 to initiate an organizational/expense review. This review, which was completed in the fourth quarter of 1998, resulted in a one-time restructuring charge to earnings. The amount of the pre-tax charge was $22.0 million and the estimate of the reduction in future expenses once implementation is complete is $15-$20 million per year.

Interest and Debt Expense
Interest and debt expense increased $24.6 million or 27% in 1998 and $7.8 million or 9% in 1997. These increases were the result of increases in the average debt outstanding and the impact of changes in the composition of debt outstanding (see page 32). During 1998, Moody's re-affirmed LNC's debt ratings as A2 ("Very Good, Strong or High"), Standard and Poor's changed its rating from A to A- ("both Very Good, Strong or High") and Duff & Phelps changed its rating from AA- ("Excellent") to A+ ("Very Good, Strong or High").

Federal Income Taxes
Federal income taxes increased $174.9 million in 1998 as the result of an increase in the pre-tax earnings. Federal income taxes decreased from $147.7 million in 1996 to $12.7 million in 1997 as the result of a decrease in pre-tax earnings.

Discontinued Operations
In 1997, lines were added to the income statement to accommodate the operating activity and gain on sale associated with LNC's decision to sell its 83.3% ownership in American States Financial Corporation (see note 11 to the consolidated financial statements on page 65.

Summary
Net income for 1998 was $509.8 million compared with $934.0 million in 1997. Excluding realized gain (loss) on investments, gain (loss) on sale of subsidiaries, restructuring charges, discontinued operations and the 1997 special additions to the disability income, personal accident programs and UK pension product reserves, all net of taxes, LNC earned $530.4 million for 1998 compared to $368.0 million in 1997. This increase is the result of increased earnings from each of the business segments. In the fourth quarter of 1997 Other Operations benefited from earnings on proceeds from discontinued operations. This benefit did not continue into 1998 as most of these funds were used to purchase a block of individual life and annuity business on January 2, 1998 (see note 11 to the consolidated financial statements on page 66). Net income for 1997 was $934.0 million compared with $513.6 million in 1996. Excluding realized gain (loss) on investments, gain on sale of subsidiaries, discontinued operations and the 1997 special additions to reserves, LNC earned $368.0 million for 1997 compared to $298.8 million in 1996. This increase is the result of increased earnings in the Life Insurance & Annuities, Lincoln UK and Reinsurance segments.

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

For the year ended December 31, 1998, LNC identified expenditures of $37.5 million ($24.4 million after-tax) to address this issue. This brings the expenditures for 1996-1998 to $48.5 million ($31.5 million after-tax). LNC's financial plans for 1999-2000 include expected expenditures of an additional $44.4 million ($28.9 million after-tax) bringing estimated overall Year 2000 expenditures to $92.9 million ($60.4 million after-tax). Because updating systems and procedures is an integral part of LNC's on-going operations, approximately 50% of expenditures shown above are expected to continue after all Year 2000 issues have been resolved. Actual Year 2000 expenditures through December 31, 1998 and future Year 2000 expenditures are expected to be funded from operating cash flows. The anticipated cost of addressing Year 2000 issues is based on management's current best estimates which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. Such costs will be monitored closely by management. Nevertheless, there can be no guarantee that actual costs will not be higher than these estimated costs. Specific factors that might cause such differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer problems and other uncertainties.

The current scope of the overall Year 2000 program includes the following four major project areas: 1) addressing the readiness of business applications, operating systems and hardware on mainframe, personal computer and Local Area Network platforms (IT); 2) addressing the readiness of non-IT embedded software and equipment (non-IT); 3) addressing the readiness of key business partners and
4) establishing year 2000 contingency plans.

The projects to address IT and non-IT readiness have four major phases. Phase one involves raising awareness and creating an inventory of all IT and non-IT assets. The second phase consists of assessing all items inventoried to initially determine whether they are affected by the Year 2000 issue and preparing general plans and strategies. The third phase entails the detailed planning and remediation of affected systems and equipment. The last phase consists of testing to verify Year 2000 readiness.

LNC has completed these four phases for over two-thirds of its high priority IT systems, including those provided by software vendors. While LNC's year 2000 program for nearly all high priority IT systems is expected to be completed in the first quarter of 1999, phase four, for a small but important subset of these systems, will continue through the end of the second quarter 1999. As of December 31, 1998 the status of projects addressing readiness of IT assets is:
100% of IT assets have been inventoried (Phase 1) and assessed (Phase 2); 97% of IT projects have been through the remediation phase (Phase 3) with the last project scheduled for completion by the end of March 1999; and 71% of IT projects have completed the testing phase (Phase 4) with the last project scheduled to finish testing by the end of June 1999. A portion of the effort that extends into 1999 is dependent on outside third parties and is behind the original schedule. LNC is working with these parties to modify the completion schedule.

As of December 31, 1998 the status of projects that address readiness of high priority non-IT assets, is:100% of non-IT assets have been inventoried (Phase 1) and assessed (Phase 2); 72% of non-IT projects addressing remediation (Phase 3) have been completed and 23% of non-IT projects have completed the testing phase (Phase 4). LNC expects to have all phases related to high priority non-IT completed by the end of October 1999.

Concurrent with the IT and non-IT projects, the readiness of key business partners is being reviewed and Year 2000 contingency plans are being developed. The most significant categories of key business partners are financial institutions, software vendors, and utility providers (gas, electric and telecommunications). Surveys have been mailed to these key business partners. Based on responses received, current levels of readiness are being assessed, follow-up contacts are underway, alternative strategies are being developed and testing is being scheduled where feasible. This effort is expected to continue well into 1999. As noted above, software vendor assessments are considered part of the IT projects and, therefore, would follow the schedule shown above for such projects.

While LNC is working to meet the schedules outlined above, some uncertainty remains. Specific factors that give rise to this uncertainty include a possible loss of technical resources to perform the work, failure to identify all susceptible systems, non-compliance by third parties whose systems and operations impact LNC and other similar uncertainties.

A worst case scenario might include LNC's inability to achieve Year 2000 readiness with respect to one or more of LNC's significant policyholder systems, resulting in a material disruption to LNC's operations. Specifically, LNC could experience an interruption in its ability to collect and process premiums or deposits, process claim payments, accurately maintain policyholder information, accurately maintain accounting records, and/or perform adequate customer service. Should the worst case scenario occur, it could, depending on its duration, have a material impact on LNC's results of operations and financial position. Simple failures can be repaired and returned to production within a matter of hours with no material impact. Unanticipated failures with a longer service disruption period would have a more serious impact. For this reason, LNC is placing significant emphasis on risk management and Year 2000 contingency planning. LNC is in the process of modifying its contingency plans to address potential year 2000 issues. Where these efforts identify high risks due either to unacceptable work around procedures or significant readiness risks, appropriate risk management techniques are being defined. These techniques, such as resource shifting or use of alternate providers, will be employed to provide stronger assurances of readiness. LNC has gone through exercises to identify worst case scenario failures. At this time, LNC believes its plans are sufficient to mitigate identified worst case scenarios.

REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Some of the increases in the balance sheet accounts described below are a result of the purchase of two blocks of individual life insurance and annuity business in January and October of 1998 (see note 11 to the consolidated financial statements on page 66).

Investments
The investment portfolio, excluding cash and invested cash, is comprised of fixed maturity and equity securities; mortgage loans on real estate; real estate, either wholly owned or joint ventures; and other long-term investments. LNC purchases investments for its segmented portfolios with yield, duration and other characteristics that take into account the liabilities of the products being supported. The total investment portfolio increased $8.1 billion in 1998. This increase was the net result of increases from 1) the addition of $7.7 billion in invested assets related to the two blocks of business acquired in 1998, 2) the increase in fair value of securities available-for-sale and 3) the new purchases of investments from cash flow generated by the business units being partially offset by the continuation of fixed annuity contractholders opting to transfer funds to variable annuity contracts.

LNC maintains a high-quality fixed maturity securities portfolio. As of December 31, 1998, $9.9 billion or 32.7% of its fixed maturity securities portfolio had ratings of AA or better. Fixed maturity securities with below- investment-grade ratings (BB or less) were $2.1 billion or 7.0% of the total fixed maturity securities portfolio (see note 3 to the consolidated financial statements on page 47). The below-investment-grade fixed maturity securities represent 5.6% of LNC's total investment portfolio. The interest rates available on these below-investment-grade securities are significantly higher than are available on other corporate debt securities. Also, the risk of loss due to default by the borrower is significantly greater with respect to such below investment grade securities because these securities are generally unsecured, often subordinated to other creditors of the issuer and issued by companies that usually have high levels of indebtedness. LNC attempts to minimize the risks associated with these below investment grade securities by limiting the exposure to any one issuer and by closely monitoring the credit worthiness of such issuers. For the year ended December 31, 1998, the aggregate cost of below investment grade securities purchased was $1.6 billion. Aggregate proceeds from such investments sold were $1.1 billion, resulting in a realized pre-tax loss at the time of sale of $55.2 million.

LNC's entire fixed maturity and equity securities portfolio is classified as "available-for-sale" and is carried at fair value. Changes in fair values, net of related deferred acquisition costs, amounts required to satisfy policyholder commitments and taxes are charged or credited directly to shareholders' equity.
Note 3 to the consolidated financial statements on page 46 shows the gross unrealized gains and losses as of December 31, 1998.

LNC's fixed maturity securities available-for-sale include mortgage-backed securities. The mortgage-backed securities included in LNC's investment portfolio are subject to risks associated with variable prepayments. This may result in these securities having a different actual cash flow and maturity than planned at the time of purchase. Securities that have an amortized cost greater than par and backed by mortgages that prepay faster than expected will incur a reduction in yield or a loss. Those securities with an amortized cost lower than par that prepay faster than expected will generate an increase in yield or a gain. In addition, LNC may incur reinvestment risks if market yields are lower than the book yields earned on the securities. Prepayments occurring slower than expected have the opposite impact. LNC may incur disinvestment risks if market yields are higher than the book yields earned on the securities and LNC is forced to sell the securities. The degree to which a security is susceptible to either gains or losses is influenced by 1) the difference between its amortized cost and par, 2) the relative sensitivity of the underlying mortgages backing the assets to prepayment in a changing interest rate environment and 3) the repayment priority of the securities in the overall securitization structure.

LNC limits the extent of its risk on mortgage-backed securities by prudently limiting exposure to the asset class, by generally avoiding the purchase of securities with a cost that significantly exceeds par, by purchasing securities backed by stable collateral, and by concentrating on securities with enhanced priority in their trust structure. Such securities with reduced risk typically have a lower yield (but higher liquidity) than higher-risk mortgage-backed securities. At selected times, higher-risk securities may be purchased if they do not compromise the safety of the general portfolio. At December 31, 1998, LNC did not have a significant amount of higher-risk mortgage-backed securities. There are negligible default risks in the mortgage-backed securities portfolio as a whole as the vast majority of the assets are either guaranteed by U.S. government- sponsored entities or are supported in the securitization structure by junior securities enabling the assets to achieve high investment grade status. Note 3 to the consolidated financial statements on page 48 shows additional detail about the underlying collateral.

As of December 31, 1998, mortgage loans on real estate and investments in real estate represented 11.5% and 1.3% of the total investment portfolio. As of December 31, 1998, the underlying properties supporting the mortgage loans on real estate consisted of 25.4% in commercial office buildings, 33.5% in retail stores, 18.8% in apartments, 12.6% in industrial buildings, 4.0% in hotels/motels and 5.7% in other. In addition to the dispersion by type of property, the mortgage loan portfolio is geographically diversified throughout the United States.

Cash and Invested Cash
Cash and invested cash decreased by $1.4 billion in 1998. This decrease is the result of paying out the funds that had been accumulated at the end of 1997 in anticipation of the purchase of a block of individual life and annuity business on January 2, 1998 (see note 11 to the consolidated financial statements on page
66).

Deferred Acquisition Costs
Deferred acquisition costs increased $340.6 million in 1998. This increase was the net result of an increase related to the growth in business being partially offset by reductions related to the increase in unrealized gain on securities available-for-sale.

Premiums and Fees Receivable
Premiums and fees receivable increased $48.7 million in 1998 as the result of increased volumes of business in the Life Insurance & Annuities and Reinsurance segments.

Assets Held in Separate Accounts
This asset account, as well as the corresponding liability account, increased by $6.3 billion in 1998 as a result of increases in annuity and pension funds under management. This increase resulted from new deposits, market appreciation and the continuation of fixed annuity contractholders opting to transfer funds to variable annuity contracts.

Amounts Recoverable from Reinsurers
The increase of $776.3 million in amounts recoverable from reinsurers was the result of an increased volume of business ceded in the Life Insurance and Annuities segment.

Goodwill and Other Intangible Assets
The increase of $1.0 billion and $1.2 billion, respectively, is the net result of additions related to business acquired (see note 11 to the consolidated financial statements on page 66) being more than the on-going amortization.

Other Assets
The decrease in other assets of $76.8 million is the result of having a lower receivable related to investment securities sold in the last few days of 1998 versus the end of 1997.

Total Liabilities
Total liabilities increased by $16.3 billion in 1998. The primary item underlying this increase is the addition of the blocks of individual life and annuity business described above. Insurance policy reserves increased $8.9 billion as a result of the new blocks of business and increased levels of business in the Life Insurance and Annuities segment. Contractholder funds increased $689.7 million which is the net result of additions related to the block of business acquired and new deposits being partially offset by the withdrawal upon maturity of guaranteed interest contracts. Liabilities related to separate accounts increased $6.3 billion (see discussion of Assets Held in Separate Accounts above). Total debt increased $648.5 million as the result of issuing new debt in the first and third quarters of 1998 (see note 5 to the consolidated financial statements on page 51). The decrease in the remaining liabilities of $225.4 is the net amount from an increase in the expected payouts for securities purchased in the last few days of 1998 versus a lower volume of such transactions late in 1997 being more than offset by the Federal income tax decrease.

While it is management's judgement that, based on available information, the appropriate level of liabilities have been recorded, LNC has areas where changes in estimates of related liabilities required could occur in the near term. These areas include claims for disability income coverages, liabilities and recoveries related to inappropriate selling of products in the United Kingdom, liabilities for personal accident programs, liabilities for marketing and compliance issues and the reserve for the run-off of group pension annuities (see note 7 to the consolidated financial statements on page 54).

Shareholders' Equity
Total  shareholders'  equity  increased  $405.0  million  during  the year ended
December 31, 1998. Excluding the increase of $116.4 million related to an increase in the unrealized gain (loss) on securities available-for- sale, shareholders' equity increased $288.6 million. This increase in shareholders' equity was the net result of increases due to $509.8 million of net income, $48.7 million from the issuance of common stock related to benefit plans and $3.8 million related to an increase in the accumulated foreign exchange gain being offset by $211.8 million related to the declaration of dividends to shareholders, $14.8 million of issuance costs related to an offering of FELINE PRIDES and $46.9 million for the retirement of common stock.

Capital adequacy is a primary measure used by insurance regulators to determine the financial stability of an insurance company. In the U.S., risk-based capital guidelines are used by the National Association of Insurance Commissioners to determine the amount of capital that represents minimum acceptable operating amounts  related  to  insurance  and  investment  risks.  Regulatory  action  is triggered when an insurer's statutory- basis capital falls below the formula-produced capital level. At December 31, 1998, statutory-basis capital for each of LNC's U.S. insurance subsidiaries was substantially in excess of regulatory action levels of risk- based capital required by the jurisdiction of domicile.

As noted above, shareholders' equity includes net unrealized gain (loss) on securities available-for-sale. At December 31, 1998, the book value of $53.18 per share included $5.45 of unrealized gains on securities and at December 31, 1997, the book value of $49.27 per share included $4.31 of unrealized gains on securities.

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

The consolidated statements of cash flows on page 39 indicate that operating activities provided cash of $1.3 billion, $1.1 billion and $1.4 billion in 1998, 1997 and 1996, respectively. This statement also classifies the other sources and uses of cash by investing activities and financing activities and discloses the amount of cash available at the end of the year to meet LNC's obligations.

Although LNC generates adequate cash flow to meet the needs of its normal operations, periodically LNC may issue debt or equity securities to fund internal expansion, acquisitions, investment opportunities and the retirement of LNC's debt and equity. In April 1998, LNC filed a shelf registration for $1.3 billion which included the right to offer regular debt, preferred stock, common stock or various forms of hybrid securities. This $1.3 billion filing included an aggregate of $300 million that had not been utilized from a previously filed shelf registration. In December, 1998 LNC combined the unused portion of another previously filed shelf registration. The combination of these two filings, less securities offered in 1998 (see below), resulted in an unused balance as of December 31, 1998 of $825 million that would allow LNC to issue various securities. The hybrid securities offerings utilize six subsidiaries (Lincoln National Capital I, II, III, IV, V and VI) which were formed for the specific purpose of issuing such securities. All of these subsidiaries' common securities are owned by LNC. Cash funds are also available from LNC's revolving credit agreement, which provides for borrowing up to $750 million (see note 5 to the consolidated financial statements on page 52).

In 1998, LNC issued $300 million of long-term debt, $200 million of Series C Trust Originated Preferred Securities and $230 million of FELINE PRIDES. Also LNC purchased and retired; 623,281; 4,948,900 and 694,582 shares of common stock at a cost of $46.9 million; $325.3 million and $35.0 million in 1998, 1997 and 1996, respectively. The 5,572,181 shares purchased in 1997 - 1998 includes 4,993,281 shares at a cost of $341.8 million that have been purchased since the June 1997 board authorization to repurchase up to $500 million of common stock. This leaves a Board authorization to repurchase an additional $158.2 million of LNC's common stock as of December 31, 1998. Also LNC issued 1,323,144 shares of LNC common stock in 1997 to purchase subsidiary companies.

Another transaction that occurred in 1997 that had a major impact on LNC's cash flow was the sale of a subsidiary for $2.65 billion (see note 11 to the consolidated financial statements on page 65). LNC used these proceeds to 1) repurchase $341.8 million of its own common stock, 2) retire $86.7 million in long-term debt, 3) fund the purchase of a 49% interest in Seguros Serfin Lincoln for $85.0 million, 4) pay the $447.6 million of taxes related to the gain on sale of discontinued operations and 5) purchase a block of individual life insurance and annuity business for $1.4 billion (see note 11 to the consolidated financial statements on page 66). The remaining balance was initially applied to pay off a portion of LNC's short-term debt and invested for general corporate purposes, then later used to fund a portion of the purchase of another block of individual life insurance business.

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

Holding Company Cash Flow
Year Ended December 31                     (in millions)                      1998           1997            1996
------------------------------------------------------------------------------------------------------------------

Dividends from subsidiaries:
  Lincoln Life..................................................           $  220.0       $  150.0        $  135.0
  American States (subsidiary subsequently
    transferred to discontinued operations )....................                --            24.7            74.7
  Other.........................................................               54.8           63.2            96.4
Net investment income...........................................                7.0           10.7             4.3
Operating expenses..............................................              (25.7)         (36.9)          (44.6)
Interest........................................................              (95.1)         (84.1)          (67.8)
Net sales (purchases) of investments............................              188.9            4.2            91.2
Increase (decrease) in cash collateral on
 loaned securities..............................................              (73.1)         (21.9)          (53.4)
Decrease (increase) in investment in subsidiaries...............             (159.5)        (116.8)          217.8
Sale of subsidiary (discontinued operations)....................             (124.2)         822.5             --
(Investment in) sale of unconsolidated affiliates...............                --           (69.0)          (16.0)
Net increase (decrease) in debt.................................              268.6          (72.7)         (178.5)
Decrease (increase) in receivables from subsidiaries............              280.3          (23.0)          (36.0)
Increase in loans from subsidiaries.............................              251.3          454.3            28.2
Decrease (increase) in loans to subsidiaries....................           (1,272.7)         414.7          (303.5)
Federal income taxes paid.......................................             (374.3)        (158.0)         (143.8)
Net tax receipts from subsidiaries..............................              354.7          206.8           122.3
Dividends paid to shareholders..................................             (209.0)        (201.9)         (191.2)
Common stock issued for benefit plans...........................               48.7           33.2            (0.2)
Retirement of common stock......................................              (46.9)        (327.6)          (32.7)
Other...........................................................              (28.4)          24.0           (35.2)

The table above shows the cash flow activity for the holding company from 1996 through 1998. The line, "net tax receipts from (payments to) subsidiaries", recognizes that the holding company receives tax payments from subsidiaries, pays the consolidated tax liability and reimburses subsidiaries for the tax effect of any taxable operating and capital losses.

LNC's insurance subsidiaries are subject to certain insurance department regulatory restrictions as to the transfer of funds and payment of dividends to the holding company. Generally, these restrictions pose no short-term liquidity concerns for the holding company. However, as discussed in detail within note 7 on page 54, the acquisition of two blocks of business in 1998 will place further restrictions on the ability of LNC's primary insurance subsidiary, Lincoln National Life Insurance Company ("Lincoln Life"), to declare and pay dividends. As a result of these acquisitions, Lincoln Life's statutory earned surplus will be negative and it will be necessary for Lincoln Life to obtain the prior approval of the Indiana Insurance Commissioner before paying any dividends to LNC until such time its statutory earned surplus is positive. It is expected that statutory earned surplus will return to a positive position within two to three years from the closing of the Aetna transaction assuming a level of statutory earnings coinciding with recent earnings patterns. If statutory earnings are less than recent patterns due, for example, to adverse operating conditions or further indemnity reinsurance transactions of this nature, the statutory earned surplus may not return to a positive position as soon as expected. Although no assurance can be given, management believes that the approvals for the payment of dividends in amounts consistent with those paid in the past can be obtained. In the event such approvals are not obtained, management believes that LNC can obtain the funds required to satisfy its obligations from its existing credit facilities and other sources.

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


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

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

1)  Interest Rate Risk
Accumulation and Investment Oriented Insurance Products. General account assets supporting accumulation and investment oriented insurance products total $26.0 billion or 69% and $22.4 billion or 75% of total invested assets at December 31, 1998 and 1997, respectively. Fixed maturity and equity securities are held at fair value on the balance sheet, mortgage loans on real estate are held at amortized cost and real estate is held at cost less depreciation while liabilities are generally held at account values less surrender charges (see note 1 to the consolidated financial statements on page 42). The fair values for mortgage loans on real estate and guaranteed interest rate contracts are calculated on a discounted cash flow basis while fixed annuities and other deposit liabilities are at policy cash surrender value (see note 8 to the consolidated financial statements on page 60).

With respect to these products, LNC seeks to earn a stable and profitable spread between investment income and interest credited to account values. If LNC has adverse experience on investments that cannot be passed onto customers, its spreads are reduced. Alternatively, LNC may seek to maintain spreads and this may result in crediting rates that are not competitive in the market place. This strategy could result in adverse surrender experience on policies and could force LNC to liquidate a portion of its portfolio to fund excess cash surrender value benefits.

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

Fixed Deferred Annuities. Assets of $17.2 billion and $15.6 billion at December 31, 1998 and 1997, respectively, supports the biggest category of accumulation and investment oriented insurance products, fixed deferred annuities. For these products, LNC may adjust renewal crediting rates monthly or annually, subject to guaranteed minimums ranging from 3% to 5%. The higher minimums apply to in-force blocks of older products that no longer are sold. Annuity insurance customers have the right to surrender their policies at account value less a surrender charge that grades to zero over periods ranging from 5 to 10 years from policy issue date or, in some cases, the date of each premium received. Due to LNC's ability to change crediting rates to reflect investment experience, the underlying assets are assumed to be a good proxy for the interest rate risk inherent in these liabilities. This assumption is appropriate for probable movements in interest rates over the next 12 months. This assumption may not be appropriate for a substantial, relatively rapid increase or decrease in interest rates that is then sustained over a long period.

Universal Life. LNC had $6.1 billion and $3.4 billion in assets at December 31, 1998 and 1997, respectively, supporting universal life insurance on which it has the right to adjust renewal crediting rates subject to guaranteed minimums ranging from 4% to 6% at December 31, 1998. Similar to annuities, universal life insurance customers have the right to surrender their policies at account value less a surrender charge that grades to zero over periods ranging from 10 to 20 years from policy issue date or, in some cases, the date of each premium received.

Guaranteed Interest Contracts and Group Pension Annuities. LNC had assets totaling $2.7 billion and $3.4 billion at December 31, 1998 and 1997, respectively, that support guaranteed interest contracts, group pension annuities and immediate annuities. Generally, the cash flows expected on these liabilities do not vary with fluctuations in market interest rates and are not adjustable by LNC. Accordingly, if experience on the assets supporting these products is more adverse than the assumptions used in pricing the products, spreads will tend to be below expectations. LNC limits exposure to interest rate risk by managing the duration and maturity structure of each investment portfolio in relation to the liabilities it supports.

Other General Account Insurance Products. LNC had $11.9 billion and $7.4 billion of assets at December 31, 1998 and 1997, respectively, supporting general account products, including disability income and term life insurance. For these products, the liability cash flows may have actuarial uncertainty. However, their amounts and timing do not vary significantly with interest rates. LNC limits interest rate risk by analyzing the duration of the projected cash flows and structuring investment portfolios with similar durations.

Interest Rate Risk--Falling Rates. Interest rates fell in 1995, rose again in 1996 and declined in 1997 and 1998. For example, the five-year Treasury yield declined from 7.8% in 1994 to 5.4% at the end of 1995, increased to 6.2% by the end of 1996, decreased to 5.7% by the end of 1997 and decreased to 4.5% by the end of 1998. Under scenarios in which interest rates fall and remain at levels significantly lower than those prevailing at December 31, 1998, minimum guarantees on annuity and universal life insurance policies (generally 3% to 5% or an average of approximately 4%) could cause the spread between the yield on the portfolio and the interest rate credited to policyholders to deteriorate. Select contracts that specify these minimum guarantees can be amended periodically to reflect current interest rate conditions. The earned rate on the annuity and universal life insurance portfolios averaged 8% and 7.7%, respectively, for the year ended December 31, 1998, providing a cushion for further decline before the earned rates would be insufficient to cover minimum guaranteed rates plus the target spread. The maturity structure and call provisions of the related portfolios are structured to afford protection against erosion of this cushion for a period of time. However, spreads would be at risk if interest rates continued to fall and remained lower for a long period. LNC manages these exposures by maintaining a suitable maturity structure and by limiting its exposure to call risk in each respective investment portfolio.

LNC believes that the portfolios supporting its accumulation and investment oriented insurance products have a prudent degree of call protection individually and on a consolidated basis. As of December 31, 1998 the mortgage-backed securities ("MBS") and asset-backed securities ("ABS") portion of the portfolio represented a total of $5.1 billion or 20% of the $26.0 billion of general account assets supporting such products. Of this portfolio, 15% of general account assets or $4.0 billion is subject to residential prepayment risk from investments made in Collateralized Mortgage Obligations ("CMOs"), mortgage pass-throughs, manufactured housing and home equity loans. As of December 31, 1997 the MBS and ABS portion of the portfolio represented a total of $4.5 billion or 20% of the $22.4 billion of general account assets supporting such products. LNC's MBS portfolio has equal to or slightly less prepayment risk than the MBS pass-through market in general primarily due to holding more seasoned securities in the portfolio. Due to the combination of recent lower interest rates and increased efficiency by mortgage-holders in exercising their prepayment options, the riskiness of these securities has increased over the last few years without a compensating adjustment to risk premiums. This trend has also reduced the degree of protection provided by the purchase of protected amortization class CMOs. As a result, LNC has reduced its exposure to the MBS asset class in recent years.

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

Debt. As of December 31, 1998, LNC had short-term debt, long-term debt and minority interest-preferred securities of subsidiary companies totaling $1.8 billion ($1.6 billion with fixed rates and $214.4 million with floating rates). As of December 31, 1997, LNC had short-term debt, long-term debt and minority, interest- preferred securities of subsidiary companies totaling $1.1 billion ($835.6 million with fixed rates and $287.6 million with floating rates). LNC manages the timing of maturities and the mixture of fixed-rate and floating-rate debt as part of the process of integrated management of interest rate risk for the entire enterprise.

Derivatives. As indicated in note 7 to the consolidated financial statements on page 57, LNC has entered into derivative transactions to reduce its exposure to rapid rises in interest rates. The four programs discussed below are used to help LNC achieve more stable margins while providing competitive crediting rates to policyholders during periods when interest rates are rising. Failure to maintain competitive crediting rates could cause policyholders to withdraw their funds and place them in more competitive products.

LNC uses interest rate cap agreements to hedge against the negative impact of a significant and sustained rise in interest rates. Interest rate caps are contracts that require counterparties to pay LNC at specified future dates the amount, if any, by which a specified market interest rate exceeds the cap rate stated in the agreements, applied to a notional amount. As of December 31, 1998, LNC had agreements with notional amounts of $4.1 billion with cap rates ranging from 250 to 800 basis points above prevailing interest rates. The cap rates in some contracts increase over time. These agreements expire in 1999 through 2006.

LNC also uses swaptions to hedge against the negative impact of a significant and sustained rise in interest rates. Swaptions are options to enter into a swap at a specified future date. If the option is exercised at expiration, the option is either settled in cash or exercised into a swap agreement. LNC purchases swaptions to be settled in cash. At expiration, the counterparty is required to pay LNC the amount, if any, of the present value of the difference between the fixed rate on a market rate swap and the strike rate stated in the agreement, applied to a notional amount. As of December 31, 1998, LNC had agreements with notional amounts of $1.9 billion with strike rates ranging from 350 to 900 basis points above prevailing interest rates. These agreements expire in 1999 through 2003.

For future periods, the fair value of LNC's interest rate caps and swaptions depends on the levels of interest rates on U.S. Treasury securities with maturities of two, five, seven and ten years and U.S. dollar swap rates with five, seven and ten year maturities. The table below analyzes fair value levels at December 31, 1998 and for the next five years if the rates were 2%, 4%, 6%, 8%,10% or 12% higher than they were at December

31, 1998. In relation to the level of these rates at December 31, 1998, the cap and swaption rates were from 2.5% to 9.0% out-of-the-money, i.e., higher. The table below shows the fair value levels of interest rate caps and swaptions under these scenarios.

Year Ended December 31, 1998  (in millions)                1998       1999      2000      2001      2002      2003
-------------------------------------------------------------------------------------------------------------------

No change........................................           3.4        1.6        .5         .1       --        --
Up   2%..........................................          30.1       20.4       9.4        3.4       1.1       0.5
Up   4%..........................................         111.3       93.1      62.9       38.6      15.1       4.6
Up   6%..........................................         267.1      286.9     249.6      137.8      86.8      47.3
Up   8%..........................................         466.0      412.2     346.8      278.7     203.8     130.7
Up 10%...........................................         666.5      592.6     513.7      429.0     330.0     239.6
Up 12%...........................................         856.5      770.7     683.6      587.4     474.8     367.4

LNC uses exchange-traded financial futures contracts and options on financial futures to hedge against interest rate risks and to manage duration of a portion of its fixed maturity securities. Financial futures contracts obligate LNC to buy or sell a financial instrument at a specified future date for a specified price. They may be settled in cash or through delivery of the financial instrument. Cash settlements on the change in market values of financial futures contracts are made daily. Put options on a financial futures contract give LNC the right, but not the obligation, to assume a long or short position in the underlying futures contract at a specified price during a specified time period. As of December 31, 1998, LNC did not have any open futures or options on futures.

LNC uses interest rate swap agreements to hedge its exposure to floating rate bond coupon payments, replicating a fixed rate bond. An interest rate swap is a contractual agreement to exchange payments at one or more times based on the actual or expected price, level, performance or value of one or more underlying interests. LNC is required to pay the counterparty the stream of variable coupon payments generated from the bonds, and in turn, receives a fixed payment from the counterparty, at a predetermined interest rate. LNC also uses interest rate swap agreements to hedge its exposure to interest rate fluctuations related to the anticipated purchase of assets that support newly acquired blocks of business. As of December 31, 1998, LNC had swap agreements with a notional amount of $258.3 million that expires in 2000 through 2009.

In addition to continuing existing programs, LNC may use derivative products in other strategies to limit risk and enhance returns, particularly in the management of investment spread businesses. LNC has established policies, guidelines and internal control procedures for the use of derivatives as tools to enhance management of the overall portfolio of risks assumed in LNC's operations.

The table below provides a general measure of LNC's significant interest rate risk (principal amounts are shown by year of maturity and include amortization of premiums and discounts) as of December 31, 1998.

                                                                                     There-                  Fair
(in millions of dollars)            1999       2000     2001      2002       2003    after        Total      Value
--------------------------------------------------------------------------------------------------------------------

Rate Sensitive Assets:
Fixed maturity securities.......     915       975      1,308     1,309     1,752     25,543      31,802     30,233
Average interest rate............  7.48%       7.21%     7.43%     7.95%     7.32%     7.65%      7.61%

Mortgage loans...................  246.4      316.9     221.5     590.4     250.8    2,752.1      4,378.1    4,580.4
Average interest rate............  8.91%       9.04%     8.62%     8.44%     8.35%     8.30%       8.41%

Rate Sensitive Liabilities:
Guaranteed Interest Contracts:
Interest paid out annually.......  133.0     103.0                                                236.0      247.0
Average interest rate............  7.23%     6.96%                                                7.11%
Interest paid at maturity........  133.0     132.0      38.0       1.0      16.0      39.0        359.0      375.0
Average interest rate............  6.93%     7.18%     8.15%     6.18%     10.67%    10.71%        7.72%

Investment type insurance
 contracts, excluding
 guaranteed interest
 contracts (1)...................    731       820     1,066     1,135     1,134    13,755       18,641     19,232
Average interest rate............  7.62%     7.66%     7.44%     7.83%     7.47%     7.88%        7.81%

Debt (2).........................  314.6        .1     230.4     100.0        --   1,128.3      1,773.4    1,807.7
Average interest rate............  6.81%               7.75%     7.63%               7.75%        7.58%

                                       32

                                                                                    There-                   Fair
(in millions of dollars)            1999     2000       2001      2002      2003    after          Total     Value
-------------------------------------------------------------------------------------------------------------------

Rate Sensitive Derivative
 Financial Instruments:
Interest Rate and Foreign
 Currency Swaps:
Pay variable/receive fixed.......    2.4      10.0      49.6      26.2      50.1     167.2        305.5       10.2
Average pay rate.................  4.79%     5.11%     5.14%     5.12%     5.28%     5.37%        5.29%
Average receive rate.............  8.13%     6.36%     6.00%     6.97%     5.32%     6.51%        6.28%

Interest Rate Caps and
 Swaptions: (3)
Outstanding cap notional.........2,511.1   2,741.5   3,216.3   2,542.3     659.3     613.7                     3.4
Average strike rate (4)..........   9.3%      9.0%      8.9%      8.9%      8.4%      8.4%
Forward CMT curve (5)............   4.6%      4.7%      4.6%      4.6%      4.8%      5.1%

The table below shows the principal amount and fair value for LNC's significant interest rate risks as of December 31, 1997.

                                                                                 Principal
(in millions of dollars)                                                           Amount            Fair Value
---------------------------------------------------------------------------------------------------------------
Fixed maturity securities.............................................            25,373.0             24,066.4
Mortgage loans........................................................             3,294.8              3,473.5
Guaranteed interest contracts.........................................             1,139.0              1,169.9
Investment type insurance contracts (1)...............................            17,632.7             18,329.8
Debt..................................................................             1,126.2              1,161.8
Interest rate caps and swaptions (notional) (3).......................                                      7.8

(1) The information shown is for the fixed maturity securities and mortgage loans that support these insurance contracts.
(2) Includes minority
    interest - preferred securities of subsidiary companies.
(3) Swaptions notional is shown converted to cap equivalent.
(4) The indexes are a mixture of five-year and ten-year Constant Maturity Treasury ("CMT") and Constant Maturity Swap ("CMS").
(5) The CMT curve is
    the five-year constant maturity treasury forward curve.


2) Foreign Currency Risk
Foreign Currency Denominated Investments. LNC invests in foreign currency securities for incremental return and risk diversification relative to United States Dollar-Denominated ("USD") securities. The fair value of foreign securities, which are denominated in six different foreign currencies, totaled $166.8 million as of December 31, 1998. LNC periodically uses a combination of foreign exchange forward contracts, foreign currency options, and foreign currency swaps to hedge some of the foreign exchange risk related to its investments in securities denominated in foreign currencies. The currency risk is hedged using foreign currency derivatives of the same currency as the bonds. Unhedged, a 10% adverse move in the currency would create a $16.7 million pre-tax loss. The aggregate USD equivalent of forward currency positions hedging the portfolio was $47.4 million; the unhedged amount of the portfolio was $119.4 million. A 10% adverse currency move has thus been reduced to $11.9 million pre-tax through hedging. This number is approximate because not all foreign currency derivatives are struck at the current spot rate. The table below shows LNC's exposure to foreign currency securities. Also included is the relevant information relating the foreign currency derivatives that are hedging the currency risk of these securities. The table below presents the principal (notional) amount in U.S. dollar equivalents by expected maturity for LNC's foreign currency denominated investments as of December 31, 1998.

                                                                                   There-                 Fair
(in millions of dollars)          1999     2000      2001     2002      2003       after      Total       Value
---------------------------------------------------------------------------------------------------------------

Currencies
Canadian Dollar............       16.3        .6       9.4     10.6       9.8        59.2     105.9        114.0
  Interest Rate............      9.50%     5.57%     8.29%    7.67%     7.15%       6.22%     7.13%
British Pound..............                            6.5                           15.6      22.1         25.9
  Interest Rate............                          5.07%                         10.07%     8.54%
Argentine Peso.............                                    10.0                   7.0      17.0         14.0
  Interest Rate............                                  11.54%                11.70%    11.61%
All Other Currencies.......        8.1        .5                                      5.2      13.8         12.9
  Interest Rate............     19.54%    14.73%                                   12.40%    16.94%
                                ------    ------     -----   ------     -----      ------    ------        -----
       Total Currencies....       24.4       1.1      15.9     20.6       9.8        87.0     158.8        166.8
Derivatives
  Forwards.................        1.5        --        --       --        --          --       1.5         .004
  Swaps....................        2.4        --       9.6      8.3        --        26.9      47.2         .4

The table below presents the principal (notional) amount in U.S. dollar equivalents as of December 31, 1997.

                                                                                                            Fair
(in millions)                                                                          Principal            Value
-------------------------------------------------------------------------------------------------------------------

Currencies:
Canadian Dollar...............................................................           $ 83.5             $ 91.2
British Pound.................................................................             78.3               90.0
Japanese Yen..................................................................             65.1               73.6
German Mark...................................................................             62.1               67.3
Italian Lira..................................................................             44.9               54.8
All other currencies..........................................................            134.9              142.9
                                                                                          -----              -----
      Total Currencies........................................................           $468.8             $519.8
Derivatives:
Forwards......................................................................           $163.1             $  5.4
Swaps.........................................................................             15.0               (2.1)

Foreign Currency Forward Contracts. LNC uses foreign currency forward contracts to hedge some of the foreign exchange risk related to its investments in fixed maturity securities denominated in foreign currencies. LNC typically engages in short-term currency forward contracts of less than six months and actively monitors currency markets in determining those currencies to hedge, the duration of the hedge and the nominal amount to hedge. A foreign currency forward contract obligates LNC to deliver a specified amount of currency at a future date at a specified exchange rate. The value of the foreign exchange forward contracts at any given point fluctuates according to the underlying level of exchange rate and interest rate differentials. LNC periodically uses foreign exchange forward contracts to hedge against foreign exchange risk related to LNC's investment in its British subsidiary, Lincoln National (UK). As of December 31, 1998, LNC did not have any open foreign exchange forward contracts related to its investment in Lincoln National (UK).

Foreign Currency Options. A foreign currency option gives LNC the right, but not the obligation, to buy or sell a foreign currency at a specific exchange rate during a specified time period. LNC has historically used options that were slightly "out-of-the-money" resulting in a "corridor" of currency risk assumed, but limited the risk above the strike price. At December 31, 1998, LNC did not have any open positions in foreign currency options.

Foreign Currency Swaps. A foreign currency swap is a contractual agreement to exchange the currencies of two different countries pursuant to an agreement to re-exchange the two currencies at the same rate of exchange at a specified future date. LNC uses foreign currency swaps to convert the cash flow of foreign currency securities to U.S. dollars. LNC had foreign currency swaps with a total notional amount of $47.2 million and $15.0 million for December 31, 1998 and 1997, respectively.

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

Assets. While LNC invests in equity assets with the expectation of achieving higher returns than would be available in its core fixed-income investments, the returns on, and values of, these equity investments are subject to somewhat greater market risk than its fixed income investments. These investments, however, add diversification benefits to LNC's fixed income investments. The table below shows the sensitivity of price changes to LNC's equity assets owned.

                                      ------------   December 31, 1998   ---------------    --December 31, 1997--
                                                                                            10% Fair      10% Fair
                                      Carrying       Fair         Value       Value         Carrying          Fair
                     (in millions)      Value        Value       Increase    Decrease          Value         Value
------------------------------------------------------------------------------------------------------------------

U.S.  Equities.......................    231.3         231.3        254.4        208.2          498.1        498.1
Foreign Equities.....................    276.5         276.5        304.2        248.8          157.7        157.7
Emerging Market Equities.............     35.0          35.0         38.5         31.5            4.6          4.6
                                        ------        ------       ------       ------        -------      -------
     Sub-Total.......................    542.8         542.8        597.1        488.5          660.4        660.4

Real Estate..........................    488.7         536.0        589.6        482.4          576.0        621.3
Other Equity Interests...............    312.5         356.9        392.6        321.2          202.1        245.5
                                       -------       -------      -------      -------        -------     --------
     Total........................... $1,344.0      $1,435.7     $1,579.3     $1,292.1       $1,438.5     $1,527.2

Liabilities. LNC has an exposure to foreign currency equity risk with respect to unit-linked annuity policies issued in the UK. The aggregate U.S. dollar equivalent amount of account value was $11.1 million and $14.1 million at December 31, 1998 and 1997, respectively. LNC also has exposure to U.S. equity markets through reinsurance contracts that reinsure equity-indexed annuities. The aggregate amount of account value of these annuities is $89.4 million and $6.6 million at December 31, 1998 and 1997, respectively. These risks are being hedged with equity derivatives as discussed below.

Derivatives Hedging Equity Risks. LNC has two programs hedging equity market risk in annuities issued in the U.K. and U.S. that contain equity features.

LNC uses Over-the-Counter ("OTC") foreign currency equity call options to hedge against the foreign equity market risk component contained in its U.K. unit-linked annuities which are a function of the Financial Times Stock Exchange ("FTSE") index. These call options require the counterparties to pay LNC at specified future expiration dates the amount, if any, of the percentage increase in the FTSE index over the strike price defined in the contract, applied to a notional amount. LNC had agreements with notional amounts of $11.1 million and $14.1 million at December 31, 1998 and 1997, respectively. The call options expirations are matched to the liabilities and expire in 1999 through 2001.

LNC uses OTC equity call options on the S&P 500 index to hedge against the increase in its liabilities resulting from certain reinsurance agreements which guarantee payment of the appreciation of the S&P 500 index on certain underlying annuity products. These call options require the counterparty to pay LNC at specified future expiration dates the amount, if any, of the percentage increase in the S&P 500 index over the strike price defined in the contract, applied to the notional amount. The reinsurance agreement then requires LNC to pay any appreciation on the S&P 500 index to the reinsurance client. LNC had agreements with notional amounts of $79.9 million and $5.3 million for December 31, 1998 and 1997, respectively. The call options expirations are matched to the liabilities and expire in 1999 through 2006.

Default Risk. In assessing the risk that the rate of default losses for each category of asset may be higher than the rates assumed in pricing its products, LNC considers the entire $37.9 billion portfolio of invested assets as of December 31, 1998, taking diversification into account. Of this total, $22.5 billion consists of corporate bonds and $4.4 billion consists of commercial mortgages. LNC manages the risk of adverse default experience on these investments by applying disciplined credit evaluation and underwriting standards, prudently limiting allocations to lower-quality, higher-yielding investments, and diversifying exposures by issuer, industry, region and property type. For each counterparty or borrowing entity and its affiliates, LNC's exposures from all transactions are aggregated and managed in relation to formal limits set by rating quality and industry group. LNC remains exposed to occasional adverse cyclical economic downturns during which default rates may be significantly higher than the long-term historical average used in pricing. As of December 31, 1997, LNC had a portfolio of invested assets of $29.8 billion.

LNC is depending on the ability of derivative product dealers and their guarantors to honor their obligations to pay the contract amounts under interest rate cap agreements, swaptions, spread-lock agreements, interest rate swaps, commodity swaps, call options, put options foreign currency exchange contracts, foreign currency options and foreign currency swaps. In order to minimize the risk of default losses, LNC diversifies its exposures among several dealers and limits the amount of exposure to each in accordance with the credit rating of each dealer or its guarantor. LNC generally limits its selection of counterparties that are obligated under these derivative contracts to those with an A credit rating or above.

Credit-Related Derivatives. LNC periodically uses spread-lock agreements to hedge a portion of the value of its fixed maturity securities against the risk of widening in the spreads between their yields and the yields of comparable maturity U.S. or other Government obligations. As of December 31, 1998, LNC did not have any open spread-lock agreements. LNC uses put options, combined with various perpetual fixed-income securities and interest rate swaps to replicate fixed-income, fixed-maturity investments. The risk being hedged is a drop in bond prices due to credit concerns with the international bond issuers. The put options allow LNC to put the bonds back to the counterparties at original par. As of December 31, 1998, LNC had put options with a notional amount of $21.3 million that expire in 2007.

Item 8.  Financial Statements and Supplementary Data

                                                                  (in millions, except per share)
Operating Results by Quarter                               1st Qtr        2nd Qtr       3rd Qtr     4th Qtr
-------------------------------------------------------------------------------------------------------------

1998 Data
Premiums and other considerations  ..................       $765.7         $823.3       $794.7     $1,003.0
Net investment income................................        658.4          658.7        649.6        714.7
Realized gain (loss) on investments..................         23.9           25.5        (26.7)        (3.7)

Net income...........................................       $122.0        $ 148.7       $113.5     $  125.6

Net income per diluted share.........................       $ 1.20        $  1.46       $ 1.11     $   1.24


1997 Data
Premiums and other considerations....................       $626.6        $567.8        $661.5     $  669.2
Net investment income................................        559.4         557.8         548.5        585.1
Realized gain on investments.........................         12.1           2.5          57.0         51.0

Net income (loss) from continuing operations (1).....       $ 83.0        $(48.0)       $124.9     $ (137.7)
Discontinued operations (1)..........................         48.3          40.2          46.4        776.9
                                                             -----         -----         -----       ------
   Net Income (Loss).................................       $131.3        $ (7.8)       $171.3     $  639.2

Net income from continuing
 operations per diluted share........................       $  .79        $ (.46)       $ 1.20      $ (1.34)
Discontinued operations per share....................          .47           .39           .45         7.55
                                                             -----           ---          ----        -----
    Net Income (Loss) Per Diluted Share..............       $ 1.26        $ (.07)       $ 1.65      $  6.21

(1)Net income (loss) from continuing operations for the second and fourth quarters of 1997 include special charges for changes in estimates on reserves. The discontinued operations amount for the fourth quarter of 1997 includes the gain on sale of the discontinued operations. See notes 2 and 11 to the consolidated financial statements on pages 45 and 65, respectively.

Consolidated Financial Statements
The consolidated financial statements of Lincoln National Corporation and Subsidiaries follow on pages 36 through 67.

                                       36

                          LINCOLN NATIONAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS

December 31                         (000s omitted)                        1998                       1997
----------------------------------------------------------------------------------------------------------
ASSETS

Investments:

  Securities available-for-sale, at fair value:
    Fixed maturity
    (cost: 1998-$28,639,558; 1997-$22,626,036).............           $30,232,892                 $24,066,376
    Equity
    (cost: 1998-$436,718; 1997-$517,156)...................               542,843                     660,428

  Mortgage loans on real estate............................             4,393,082                   3,288,112

  Real estate..............................................               488,722                     575,956

  Policy loans.............................................             1,839,970                     763,148

  Other investments........................................               431,964                     464,826
                                                                      -----------                 -----------

     Total Investments.....................................            37,929,473                  29,818,846

Investment in unconsolidated affiliates...................                 18,811                      20,975

Cash and invested cash....................................              2,433,350                   3,794,706

Property and equipment....................................                174,762                     189,811

Deferred acquisition costs................................              1,964,366                   1,623,845

Premiums and fees receivable..............................                246,203                     197,509

Accrued investment income.................................                528,500                     423,008

Assets held in separate accounts..........................             43,408,858                  37,138,845

Federal income taxes......................................                204,075                        --

Amounts recoverable from reinsurers.......................              3,127,093                   2,350,766

Goodwill..................................................              1,484,343                     457,729

Other intangible assets...................................              1,848,442                     613,909

Other assets..............................................                467,984                     544,759
                                                                      -----------                 ------------

    Total Assets..........................................            $93,836,260                 $77,174,708


December 31                                (000s omitted)                    1998                     1997
--------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Insurance and Investment Contract Liabilities:

  Insurance policy and claim reserves................................     $20,139,982              $11,266,272

  Contractholder funds...............................................      20,753,064               20,063,393

  Liabilities related to separate accounts...........................      43,408,858               37,138,845
                                                                           ----------               ----------

     Total Insurance and Investment Contract Liabilities.............      84,301,904               68,468,510

  Federal income taxes...............................................            --                    487,805

  Short-term debt....................................................         314,610                  297,208

  Long-term debt.....................................................         712,171                  511,037

  Minority interest - preferred securities of
   subsidiary companies..............................................        745,000                   315,000

  Other liabilities..................................................       2,374,634                2,112,233
                                                                           ----------               ----------

       Total Liabilities.............................................      88,448,319               72,191,793


Shareholders' Equity:
  Series A preferred stock - 10,000,000 shares authorized
   (1998 liquidation value - $2,637).................................           1,083                    1,153

  Common stock  - 800,000,000 shares authorized......................         994,472                  966,461

  Retained earnings..................................................       3,790,038                3,533,105

  Accumulated Other Comprehensive Income:
  Foreign currency translation adjustment............................          49,979                   46,204
  Net unrealized gain (loss) on securities available-for-sale........         552,369                  435,992
                                                                           ----------               ----------

      Total Accumulated Other Comprehensive Income...................         602,348                  482,196
                                                                           ----------               ----------

      Total Shareholders' Equity.....................................       5,387,941                4,982,915
                                                                           ----------               ----------

      Total Liabilities and Shareholders' Equity.....................     $93,836,260              $77,174,708



See notes to the consolidated financial statements on pages 42-67.

                                       38

                          LINCOLN NATIONAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31             (000s omitted)                     1998             1997             1996
----------------------------------------------------------------------------------------------------------------

Revenue:

  Insurance premiums.....................................          $1,620,629       $1,328,735       $1,519,169
  Insurance fees.........................................           1,274,569          832,153          713,519
  Investment advisory fees...............................             227,059          204,926          180,792
  Net investment income..................................           2,681,406        2,250,764        2,087,946
  Equity in earnings of  unconsolidated affiliates.......               3,336            2,081            1,416
  Realized gain (loss) on investments....................              19,034          122,570           92,520
  Other revenue and fees.................................             261,030          157,250          138,246
                                                                    ---------        ---------        ---------
     Total Revenue.......................................           6,087,063        4,898,479        4,733,608

Benefits and Expenses:

  Benefits...............................................           3,328,865        3,191,733        2,709,881
  Underwriting, acquisition,
    insurance and other expenses.........................           1,943,749        1,579,341        1,434,948
  Interest and debt expense..............................             117,051           92,524           84,721
                                                                    ---------       ----------       ----------

    Total Benefits and Expenses..........................           5,389,665        4,863,598        4,229,550
                                                                    ---------        ---------        ---------

    Net Income from Continuing Operations
     Before Federal Income Taxes.........................             697,398           34,881          504,058

Federal income tax expense...............................             187,623           12,651          147,669
                                                                    ---------        --------         ---------

    Net Income from Continuing Operations................             509,775           22,230          356,389

Discontinued Operations (Net of income taxes):
  Income prior to disposal ..............................                --            134,886          157,169
  Gain on disposal ......................................                --            776,872            --
                                                                   -------------         ---------   --------------
    Net Income...........................................          $  509,775       $  933,988       $  513,558


Earnings Per Common Share-Basic:
  Net Income from Continuing Operations..................               $5.08           $  .22            $3.43
  Discontinued Operations................................                --               8.89             1.52
                                                                      -------             ----             ----
     Net Income..........................................               $5.08            $9.11            $4.95

Earnings Per Common Share-Diluted:
  Net Income from Continuing Operations..................               $5.02           $  .21            $3.38
  Discontinued Operations................................                --               8.77             1.49
                                                                      -------             ----             ----
    Net Income...........................................               $5.02            $8.98            $4.87



See notes to the consolidated financial statements on pages 42-67.

                                       39

                          LINCOLN NATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31                     (000s omitted)                  1998           1997          1996
----------------------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities:
  Net income....................................................        $ 509,775     $  933,988      $ 513,558
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Deferred acquisition costs.................................         (226,253)       (23,519)        34,471
     Premiums and fees receivable...............................            3,151         39,836        (77,379)
     Accrued investment income..................................         (101,555)        (5,426)       (22,079)
     Policy liabilities and accruals............................        1,055,277        540,676         71,471
     Contractholder funds.......................................          800,678        636,600      1,280,205
     Amounts recoverable from reinsurers........................         (775,064)       (22,252)      (128,538)
     Federal income taxes.......................................         (205,198)       255,105         30,418
     Equity in undistributed earnings of
      unconsolidated affiliates.................................           (1,636)        (2,081)        (1,428)
     Provisions for depreciation................................           58,070         58,136         51,328
     Amortization of goodwill and other intangible assets.......          183,756         82,396         70,748
     Realized (gain) loss on investments........................          (19,034)      (122,570)       (92,520)
     Gain on sale of subsidiaries/discontinued operations.......            --        (1,192,226)        --
     Other......................................................           47,905        (65,857)      (356,819)
                                                                        ---------      -----------       --------
        Net Adjustments.........................................          820,097        178,818        859,878
                                                                        ---------     ----------      ---------
        Net Cash Provided by Operating Activities...............        1,329,872      1,112,806      1,373,436

  Cash Flows from Investing Activities:
  Securities available-for-sale:
    Purchases...................................................      (11,780,821)   (10,740,292)   (15,661,295)
    Sales.......................................................        9,278,969     10,098,697     12,135,338
    Maturities..................................................        1,987,506      1,461,390        981,264
  Purchase of other investments.................................       (2,922,984)    (2,128,852)    (2,450,400)
  Sale or maturity of other investments.........................        1,831,412      1,961,551      2,187,615
  Sale of subsidiary/discontinued operations....................             --        2,650,000          --
  Purchase of affiliates/business...............................       (2,285,081)       (11,847)       (71,593)
  Cash acquired from purchase of affiliates/business............        2,323,220           --        2,650,733
  Increase (decrease) in cash collateral on
   loaned securities............................................          274,426        353,550        (97,257)
  Other.........................................................         (481,137)       121,065       (146,768)
                                                                        ---------      ---------       --------
      Net Cash Provided by (Used in) Investing Activities.......       (1,774,490)     3,765,262       (472,363)

  Cash Flows from Financing Activities:
  Decrease in long-term debt (includes payments and
   transfers to short-term debt)................................          (99,977)      (116,942)       (35,074)
  Issuance of long-term debt....................................          299,198           --            --
  Net increase (decrease) in short-term debt....................           17,402        108,248       (237,888)
  Issuance of preferred securities of subsidiary companies......          430,000          --           315,000
  Issuance costs related to FELINE PRIDES.......................          (14,834)         --             --
  Universal life and investment contract deposits...............        1,314,301        986,541      1,125,532
  Universal life and investment contract withdrawals............       (2,655,688)    (2,709,662)    (2,366,725)
  Common stock issued for benefit plans.........................           48,747         33,199           (565)
  Retirement of common stock....................................          (46,871)      (327,585)       (32,716)
  Proceeds from sale of minority interest in subsidiary.........             --            --           215,182
  Dividends paid to shareholders................................         (209,016)      (201,927)      (191,223)
                                                                          -------       --------       --------
     Net Cash Provided by (Used in) Financing Activities........         (916,738)    (2,228,128)    (1,208,477)
                                                                       -----------    -----------     ---------

     Net Increase (Decrease) in Cash............................       (1,361,356)     2,649,940       (307,404)
  Cash and Invested Cash at Beginning-of-Year...................        3,794,706      1,144,766      1,452,170
                                                                        ---------      ---------      ---------

     Cash and Invested Cash at End-of-Year......................       $2,433,350     $3,794,706     $1,144,766

  See notes to the consolidated financial statements on pages 42-67.

                                       40

                         . LINCOLN NATIONAL CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

  Year Ended December 31                            (000s omitted)         1998            1997           1996
  --------------------------------------------------------------------------------------------------------------

  Series A Preferred Stock:
    Balance at beginning-of-year................................      $     1,153    $     1,212      $   1,335
    Conversion into common stock................................              (70)           (59)          (123)
                                                                            -----          -----           ----
       Balance at End-of-Year...................................            1,083          1,153          1,212

  Common Stock:
    Balance at beginning-of-year................................          966,461        904,331        907,432
    Conversion of series A preferred stock......................               70             59            123
    Issued for benefit plans....................................           50,666         34,592          7,597
    Shares forfeited under benefit plans........................           (1,919)        (1,393)        (4,771)
    Issued for purchase of subsidiaries.........................             --           74,390          --
    Retirement of common stock..................................           (5,972)       (45,518)        (6,050)
    Issuance costs related to FELINE PRIDES ....................          (14,834)          --             --
                                                                          -------        -------        -------
      Balance at End-of-Year....................................          994,472        966,461        904,331

  Retained Earnings:
    Balance at beginning-of-year................................        3,533,105      3,082,368      2,757,762

    Comprehensive income........................................          629,927        934,139        284,010
    Less other comprehensive income (loss):
      Foreign currency translation...............................           3,775        (20,250)        53,041
      Net unrealized gain (loss) on securities
       available-for-sale.......................................          116,377         20,401       (282,589)
                                                                          -------        -------        -------
           Net Income...........................................          509,775        933,988        513,558

    Realized gain (loss) on sale of minority
     interest in subsidiary.....................................             --             --           34,121
    Retirement of common stock..................................          (40,899)      (279,808)       (28,925)

    Dividends declared:
    Series A Preferred ($3.00 per share)........................             (100)          (106)          (112)
    Common stock (1998 - $2.11;
     1997 - $1.99; 1996 - $1.87)................................         (211,823)      (203,337)      (194,036)
                                                                          -------        -------        -------

        Balance at End-of-Year..................................        3,790,038      3,533,105      3,082,368

  Foreign Currency Translation Adjustment:
    Accumulated adjustment at beginning-of-year.................           46,204         66,454         13,413
    Change during the year......................................            3,775        (20,250)        53,041
                                                                          -------         -------       -------
        Balance at End-of-Year..................................           49,979         46,204         66,454

  Net Unrealized Gain (Loss) on Securities
   Available-for-sale:
    Balance at beginning-of-year................................          435,992        415,591        698,180
    Realized gain (loss) on sale of
     minority interest in subsidiary............................             --            --           (19,101)
    Removal of discontinued operations..........................             --         (176,603)         --
    Other change during the year................................          116,377        197,004       (263,488)
                                                                        ---------      ---------      ---------
        Balance at End-of-Year..................................          552,369        435,992        415,591
                                                                        ---------      ---------      ---------

        Total Shareholders' Equity at End-of-Year...............       $5,387,941     $4,982,915     $4,469,956


Year Ended December 31                 (Number of Shares)                   1998           1997           1996
---------------------------------------------------------------------------------------------------------------

Series A Preferred Stock:

 Balance at beginning-of-year.................................             35,091         36,885         40,646
 Conversion into common stock.................................             (2,132)        (1,794)        (3,761)
                                                                           ------          -----         ------
    Balance Issued and Outstanding at End-of-Year.............             32,959         35,091         36,885

Common Stock:

  Balance at beginning-of-year................................        100,859,478    103,658,575    104,185,117
  Conversion of series A preferred stock......................             17,056         14,352         30,088
  Issued for benefit plans....................................            825,777        759,330        250,072
  Shares forfeited under benefit plans........................            (23,443)       (21,991)      (112,120)
  Issued for purchase of subsidiaries.........................              --         1,398,112          --
  Retirement of common stock..................................           (623,281)    (4,948,900)      (694,582)
                                                                      -----------    -----------    ------------

    Balance Issued and Outstanding at End-of-Year.............        101,055,587    100,859,478    103,658,575


  Common Stock at End-of-Year:

    Assuming conversion of preferred stock....................        101,319,259    101,140,206    103,953,655

    Diluted basis.............................................        101,697,717    102,363,115    104,766,000

See notes to the consolidated financial statements on pages 42-67.

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

Derivatives. LNC hedges certain portions of its exposure to interest rate fluctuations, the widening of bond yield spreads over comparable maturity U.S. Government obligations, commodity risk, credit risk, fluctuations in certain stock indices, increased liabilities associated with certain reinsurance agreements and foreign exchange risk by entering into derivative transactions. A description of LNC's accounting for its hedging of such risks is discussed in the following two paragraphs.

The premiums paid for interest rate caps, swaptions, put options and S&P call options are deferred and amortized to net investment income on a straight-line basis over the term of the respective derivative. Any settlement received in accordance with the terms of the interest rate caps is also recorded as net investment income. Realized gain (loss) from the termination of the interest rate caps is included in net income. Settlements received on swaptions are deferred and amortized over the life of the hedged assets as an adjustment to yield. Swaptions, put options, spread-lock agreements, interest rate swaps, commodity swaps and financial futures that hedge fixed maturity securities available-for-sale are carried at fair value. The change in fair value is reflected directly in shareholders' equity. Realized gain (loss) from the settlement of such derivatives is deferred and amortized over the life of the hedged assets as an adjustment to the yield. Over-the-counter call options are carried at fair value. The change in fair value is reflected directly in shareholders' equity. Any gain (loss) realized upon termination of these call options is included in net income. Foreign exchange forward contracts, which hedge LNC's investment in its British subsidiary, Lincoln National (UK), are carried at fair value. The change in fair value and realized gain (loss) on such contracts is reflected directly in the foreign currency translation adjustment component of shareholders' equity. Foreign exchange forward contracts, foreign currency options and foreign currency swaps, which hedge some of the foreign exchange risk of investments in fixed maturity securities denominated in foreign currencies, are carried at fair value. The change in fair value is included in shareholders' equity. Realized gain (loss) from the settlement of such derivatives is included in net income.

Hedge accounting is applied as indicated above after LNC determines that the items to be hedged expose LNC to interest rate fluctuations, the widening of bond yield spreads over comparable maturity U.S. Government obligations, fluctuations in certain stock indices, increased liabilities associated with certain reinsurance agreements and foreign exchange risk. Moreover, the derivatives used are designated as a hedge and reduce the indicated risk by having a high correlation between changes in the value of the derivatives and the items being hedged at both the inception of the hedge and throughout the hedge period. Should such criteria not be met or if the hedged items have been sold, terminated or matured, the change in value of the derivatives is included in net income.

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

Assets Held in Separate Accounts/Liabilities Related to Separate Accounts. These assets and liabilities represent segregated funds administered and invested by LNC's insurance subsidiaries for the exclusive benefit of pension and variable life and annuity contractholders. Both the assets and liabilities are carried at fair value. The fees earned by LNC's insurance subsidiaries for administrative and contractholder maintenance services performed for these separate accounts are included in insurance fee revenue.

Deferred Acquisition Costs. Commissions and other costs of acquiring universal life insurance, variable universal life insurance, unit-linked products, traditional life insurance, annuities and group health insurance which vary with and are primarily related to the production of new business, have been deferred to the extent recoverable. Acquisition costs for universal and variable universal life insurance policies and unit-linked products are being amortized over the lives of the policies in relation to the incidence of estimated gross profits from surrender charges and investment, mortality, and expense margins, and actual realized gain

(loss) on investments. That amortization is adjusted retrospectively when estimates of current or future gross profits to be realized from a group of products are revised. Traditional life acquisition costs are being amortized over periods of 10 to 30 years on either a straight-line basis or as a level percent of premium of the related policies depending on the block of business. Annuity acquisition costs are amortized over a period of 15 years for more recently issued policies, and over the surrender charge period for all other policies. For all policies, amortization is based on assumptions consistent with those used in the development of the underlying policy form adjusted for emerging experience.

Benefits and Expenses. Benefits for universal and variable universal life insurance policies include interest credited to policy account balances and benefit claims incurred during the period in excess of policy account balances. Interest crediting rates associated with funds invested in the insurance company's general account during 1996 through 1998 ranged from 5.80% to 7.05%. Interest and debt expense includes interest on Minority Interest-Preferred Securities of Subsidiary Companies.

Goodwill and Other Intangible Assets. The cost of acquired insurance subsidiaries or blocks of business in excess of the fair value of net assets (goodwill) is amortized using the straight-line method over periods of 20 to 40 years which corresponds with the benefits expected to be derived from the acquisitions.

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

Insurance and Investment Contract Liabilities. The liabilities for future policy and claim reserves for universal and variable universal life insurance policies consist of policy account balances that accrue to the benefit of the policyholders, excluding surrender charges. The liabilities for future insurance policy and claim reserves for traditional life policies are computed using assumptions for investment yields, mortality and withdrawals based principally on generally accepted actuarial methods and assumptions at the time of policy issue. Interest assumptions for traditional direct individual life reserves for all policies range from 2.5% to 7.0% depending on the time of policy issue. Interest rate assumptions for reinsurance reserves range from 5.0% to 11.0% graded to 8.0% after 20 years. The interest assumptions for immediate and deferred paid-up annuities range from 4.5% to 7.75%.

With respect to its insurance and investment contract liabilities, LNC continually reviews its: 1) overall reserve position; 2) reserving techniques and 3) reinsurance arrangements. As experience develops and new information becomes known, liabilities are adjusted as deemed necessary. The effects of changes in estimates are included in the operating results for the period in which such changes occur.

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

2. Changes in Accounting Principles and Change in Estimates

Change in Estimate for Disability Income Reserve. During the second quarter of 1997, LNC conducted an additional in-depth review of loss experience on its disability income business. As a result of this study, the reserve level was deemed to be inadequate to meet future obligations if current incidence levels were to continue in the future. In order to address this situation, LNC's Reinsurance segment strengthened its disability income reserve by $92,800,000, wrote-off deferred acquisition costs of $71,100,000 and reduced related assets by $36,100,000. Combined these actions reduced net income in the second quarter of 1997 by $130,000,000 or $1.23 per share ($200,000,000 pre-tax).

Change in Estimate for United Kingdom Pension Mis-selling. During the fourth quarter of 1997, an in-depth review was completed of the United Kingdom regulatory environment, settlements to date and the remaining liability established to settle claims associated with this business. As a result of this study, the Lincoln UK segment strengthened its liability by $199,400,000 reducing net income in the fourth quarter of 1997 by $174,900,000 after-tax or $1.70 per share.

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

Accounting for Derivative Instruments and Hedging Activities. In June 1998, the Financial Accounting Standards Board issued an accounting standard entitled "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). This standard indicates that adoption may occur at the beginning of any fiscal quarter but no later than the first quarter of 2000. LNC has not completed the analysis necessary to provide a precise estimate of the effect of this statement or to specify the quarter in which it plans to adopt the standard.

3.  Investments

The major categories of net investment income are as follows:

Year Ended December 31                         (in millions)             1998           1997              1996
---------------------------------------------------------------------------------------------------------------

Fixed maturity securities......................................      $2,065.8       $1,832.1         $1,690.1
Equity securities..............................................          22.9           19.2              14.4
Mortgage loans on real estate .................................         383.6          279.2             292.7
Real estate....................................................          86.8           99.4             125.4
Policy loans . . . . . . . . . . . . . . . . . . . . . . . ....          99.5           44.5              40.7
Invested cash..................................................         156.7          102.4              69.2
Other investments..............................................          88.4           20.6              14.7
                                                                      --------      --------          --------
   Investment revenue..........................................       2,903.7        2,397.4           2,247.2
Investment expense.............................................         222.3          146.6             159.3
                                                                      -------       -------           --------
   Net investment income.......................................      $2,681.4       $2,250.8          $2,087.9

The realized gain (loss) on investments is as follows:

Year Ended December 31                          (in millions)          1998            1997             1996
-------------------------------------------------------------------------------------------------------------

Fixed maturity securities available-for-sale:
 Gross gain....................................................       $211.7          $240.0           $209.5
 Gross loss....................................................       (211.2)          (91.5)          (202.6)
Equity securities available-for-sale:
 Gross gain....................................................        107.8           136.8            152.7
 Gross loss....................................................        (50.4)          (41.8)           (37.8)
Other investments..............................................         11.9           (32.3)            40.4
Amortization of deferred acquisition costs,
 provision for policyholder commitments and
 capital gains expenses........................................        (50.8)          (88.6)           (69.7)
                                                                      ------          ------            -----
   Total.......................................................       $ 19.0          $122.6          $  92.5

Provisions (credits) for write-downs and net changes in allowances for loss, which are included in the realized gain (loss) on investments shown above, are as follows:

Year Ended December 31                           (in millions)          1998               1997           1996
---------------------------------------------------------------------------------------------------------------

Fixed maturity securities.....................................         $60.0              $13.1          $12.3
Equity securities.............................................           3.4                 .3            3.2
Mortgage loans on real estate.................................           (.2)              (8.9)           3.1
Real estate...................................................          (7.2)             (13.6)           4.6
Other long-term investments...................................           5.4               (6.5)           (.8)
Guarantees....................................................           (.5)               --              .2
                                                                       -------            -----           ----
   Total......................................................         $60.9             $(15.6)         $22.6

The change in unrealized appreciation (depreciation) on investments in fixed maturity and equity securities is as follows:

Year Ended December 31                           (in millions)         1998               1997           1996
--------------------------------------------------------------------------------------------------------------

Fixed maturity securities available-for-sale..................        $152.9              $549.0       $(735.5)
Equity securities available-for-sale..........................         (37.1)               20.2         (42.1)
                                                                      ------              ------       -------
    Total.....................................................        $115.8              $569.2       $(777.6)

The amortized cost, gross unrealized gain and loss, and fair value of securities available-for-sale are as follows:

                                                     Amortized                                           Fair
December 31             (in millions)                     Cost            Gain            Loss           Value
--------------------------------------------------------------------------------------------------------------

1998:
Corporate bonds............................           $21,289.6         $1,350.2          $134.6      $22,505.2
U.S. Government bonds......................             1,043.9             94.3             3.6        1,134.6
Foreign governments bonds..................             1,240.1            127.5            46.4        1,321.2
Asset/mortgage-backed securities:
  Mortgage pass-through securities.........             1,176.6             34.6              .9        1,210.3
  Collateralized mortgage obligations......             2,532.9            120.7             5.4        2,648.2
  Asset-backed securities..................             1,170.0             54.1             2.1        1,222.0
State and municipal bonds..................                15.9               .9             --            16.8
Redeemable preferred stocks................               170.6              7.4             3.4          174.6
                                                      ---------        ---------          ------      ---------
    Total fixed maturity securities........            28,639.6          1,789.7           196.4       30,232.9
Equity securities..........................               436.7            141.2            35.1          542.8
                                                      ---------         --------          ------      ---------
    Total..................................           $29,076.3         $1,930.9          $231.5      $30,775.7

1997:
Corporate bonds............................           $15,622.9        $ 1,077.2          $ 66.8      $16,633.3
U.S. Government bonds......................               591.9             70.7              .2          662.4
Foreign governments bonds..................             1,683.4            129.0             7.9        1,804.5
Asset/mortgage-backed securities:
  Mortgage pass-through securities.........               952.5             34.8             2.6          984.7
  Collateralized mortgage obligations......             2,522.0            170.9             3.4        2,689.5
  Asset-backed securities..................               818.0             26.9              .9          844.0
  Other mortgage-backed securities.........                11.1              --              --            11.1
State and municipal bonds..................               236.1              5.3             --           241.4
Redeemable preferred stocks................               188.1              8.0              .6          195.5
                                                      ---------         ---------          ------       --------
    Total fixed maturity securities........            22,626.0          1,522.8            82.4       24,066.4
Equity securities..........................               517.2            163.9            20.7          660.4
                                                      ---------          -------           -----      ---------
    Total..................................           $23,143.2         $1,686.7          $103.1      $24,726.8

Future maturities of fixed maturity securities available-for-sale are as follows:

                                                                                    Amortized            Fair
December 31, 1998                                          (in millions)                 Cost           Value
---------------------------------------------------------------------------------------------------------------

Due in one year or less.......................................................      $     909.8     $     916.7
Due after one year through five years.........................................          5,112.4         5,283.7
Due after five years through ten years........................................          7,989.4         8,274.7
Due after ten years...........................................................          9,748.5        10,677.3
                                                                                       --------        --------
    Subtotal..................................................................         23,760.1        25,152.4
Asset/mortgage-backed securities..............................................          4,879.5         5,080.5
                                                                                       --------       ---------
    Total.....................................................................        $28,639.6       $30,232.9

The foregoing data is based on stated maturities. Actual maturities will differ in some cases because borrowers may have the right to call or pre-pay obligations.

Par  value,   amortized   cost  and  estimated  fair  value  of  investments  in
asset/mortgage-backed securities summarized by interest rates of the underlying collateral are as follows:

                                                                             Par       Amortized          Fair
December 31, 1998                                (in millions)             Value            Cost         Value
--------------------------------------------------------------------------------------------------------------

Below 7%.......................................................         $   594.2      $   318.1      $   339.8
7% - 8%........................................................           2,450.5        2,430.8        2,492.6
8% - 9%........................................................           1,241.3        1,198.7        1,255.7
Above 9%.......................................................             950.2          931.9          992.4
                                                                          -------        -------        -------
    Total......................................................          $5,236.2       $4,879.5       $5,080.5

The quality ratings of fixed maturity securities available-for-sale are as follows:


December 31                                                                 1998
--------------------------------------------------------------------------------

Treasuries and AAA.............................................            25.6%
AA.............................................................              7.0
A..............................................................             27.5
BBB............................................................             32.9
BB.............................................................              4.3
Less than BB...................................................              2.7
                                                                           -----
                                                                          100.0%

During the second quarter of 1998, LNC purchased two bonds issued with offsetting interest rate characteristics. Subsequent to the purchase of these bonds, interest rates increased and the value of one of these bonds decreased. This bond was sold at the end of the second quarter 1998 and a realized loss of $20.0 million ($13.0 million after-tax) was recorded. The other bond is still owned by LNC and is producing net investment income on an annual basis of $10.0 million ($6.5 million after-tax). Subsequent to these transactions being recorded, the Emerging Issues Task Force of the Financial Accounting Standards Board reached consensus with regard to accounting for this type of investment strategy. LNC is not required to apply the new accounting rules, however, if such rules were applied, the realized loss on the sale of $20.0 million ($13.0 million after-tax) on one of these bonds recorded at the end of the second quarter of 1998 would be reversed and the amount would be applied as a change in the carrying amount of the bond that remains in LNC's portfolio. Also, net investment income for the year ended December 31, 1998 would be less than reported by $5.0 million ($3.3 million after-tax).

The balance sheet captions, "Real Estate" and "Property and Equipment," are shown net of allowances for depreciation as follows:


December 31                         (in millions)          1998            1997
--------------------------------------------------------------------------------

Real estate.........................................     $ 51.0           $ 50.2
Property and equipment..............................      222.1            155.9

Mortgage loans on real estate which are primarily held in the Life Insurance and Annuities segment are considered impaired when, based on current information and events, it is probable that LNC will be unable to collect all amounts due according to the contractual terms of the loan agreement. When LNC determines that a loan is impaired, the cost is adjusted or a provision for loss is established equal to the difference between the initial cost of the mortgage loan and the estimated value. Estimated value is based on: 1) the present value of expected future cash flows discounted at the loan's effective interest rate;
2) the loan's observable market price or; 3) the fair value of the collateral. The provision for losses is reported as realized gain (loss) on investments. Mortgage loans deemed to be uncollectible are charged against the allowance for losses and subsequent recoveries, if any, are credited to the allowance for losses.

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

Impaired mortgage loans along with the related allowance for losses are as follows:

December 31                     (in millions)               1998            1997
--------------------------------------------------------------------------------

Impaired loans with allowance for losses.........          $37.0          $41.2
Allowance for losses.............................           (4.8)          (5.0)
Impaired loans with no allowance for losses......            2.2             --
                                                           ------        ------
Net impaired loans...............................          $34.4          $36.2

Impaired mortgage loans with no allowance for losses are a result of: 1) direct write-downs or; 2) collateral dependent loans where the fair value of the collateral is greater than the recorded investment in the loan.

A reconciliation of the mortgage loan allowance for losses for these impaired mortgage loans is as follows:

Year Ended December 31  (in millions)       1998            1997           1996
-------------------------------------------------------------------------------

Balance at beginning-of-year............    $5.0           $12.4          $29.6
Provisions for losses...................      .7              .8            3.1
Releases due to write-downs.............     --               --             --
Releases due to sales...................     (.9)           (4.8)         (19.9)
Releases due to foreclosures............      --            (3.4)           (.4)
                                            ----            -----         -----
    Balance at end-of-year..............    $4.8           $ 5.0          $12.4

The average recorded investment in impaired mortgage loans and the interest income recognized on impaired mortgage loans were as follows:

Year Ended December 31    (in millions)         1998          1997          1996
--------------------------------------------------------------------------------

Average recorded investment in impaired loans..$33.4        $74.9         $139.6
Interest income recognized on impaired loans...  3.5          7.0           12.7

All interest income on impaired mortgage loans was recognized on the cash basis of income recognition.

As of December 31, 1998 and 1997, LNC had restructured mortgage loans of $32,000,000 and $38,500,000, respectively. LNC recorded $3,100,000 and
$3,800,000 of interest income on these restructured mortgage loans in 1998 and 1997, respectively. Interest income in the amount of $3,200,000 and $3,900,000 would have been recorded on these mortgage loans according to their original terms in 1998 and 1997, respectively. As of December 31, 1998 and December 31, 1997, LNC had no outstanding commitments to lend funds on restructured mortgage loans.

An investment in real estate is considered impaired when the projected undiscounted cash flow from the investment is less than the carrying value. When LNC determines that an investment in real estate is impaired, it is written-down to reduce the carrying value to the estimated value.

As of December 31, 1998, LNC's investment commitments for fixed maturity securities (primarily private placements), mortgage loans on real estate and real estate were $487,800,000.

For  the   year   ended   December   31,   1998,   fixed   maturity   securities
available-for-sale, mortgage loans on real estate and real estate investments which were non-income producing were not significant.

The cost information for mortgage loans on real estate, real estate and other long-term investments are net of allowances for losses. The balance sheet account for other liabilities includes a reserve for guarantees of third-party debt. The amount of allowances and reserves for such items is as follows:

December 31                          (in millions)         1998             1997
--------------------------------------------------------------------------------

Mortgage loans on real estate.......................        $4.8           $ 5.0
Real estate.........................................          --             1.5
Guarantees..........................................          .3              .8

4.  Federal Income Taxes

The Federal income tax expense (benefit) is as follows:

Year Ended December 31                              (in millions)       1998              1997            1996
---------------------------------------------------------------------------------------------------------------

Current...........................................................     $(37.0)           $137.4          $129.8
Deferred..........................................................      224.6            (124.7)           17.9
                                                                        -----             ------          -----
    Total for continuing operations...............................     $187.6            $ 12.7          $147.7

The effective tax rate on pre-tax income is lower than the prevailing corporate Federal income tax rate. A reconciliation of this difference is as follows:

Year Ended December 31                             (in millions)        1998              1997           1996
---------------------------------------------------------------------------------------------------------------

Tax rate times pre-tax income from continuing operations..........     $244.1             $12.2          $176.4
Effect of:
Tax-preferred investment income...................................      (51.1)            (34.8)          (25.6)
Change in valuation allowance.....................................       (5.3)             43.5             --
Other items.......................................................        (.1)             (8.2)           (3.1)
                                                                       ------              -----          -----
    Provision for income taxes....................................     $187.6             $12.7          $147.7
                                                                        -----              ----           -----
    Effective tax rate............................................        27%               36%             29%

The Federal income tax recoverable (liability) is as follows:

December 31                                                   (in millions)               1998             1997
-----------------------------------------------------------------------------------------------------------------

Current..........................................................................      $   (6.3)        $(431.8)
Deferred.........................................................................         210.4           (56.0)
                                                                                         ------           -----
    Total Federal income tax recoverable (liability).............................        $204.1         $(487.8)

Significant   components  of  LNC's  net  deferred  tax  asset  (liability)  for continuing operations are as follows:

December 31                                                   (in millions)               1998            1997
----------------------------------------------------------------------------------------------------------------
Deferred tax assets:
Insurance and investment contract liabilities....................................      $1,386.3        $  914.3
Net operating loss...............................................................         103.1            66.3
Postretirement benefits other than pensions......................................          39.9            39.4
Other............................................................................         147.3           102.9
                                                                                       --------        --------
    Total deferred tax assets....................................................       1,676.6         1,122.9
Valuation allowance for deferred tax assets......................................          38.2            43.5
                                                                                       --------        --------
    Net deferred tax asset.......................................................       1,638.4         1,079.4

Deferred tax liabilities:
Deferred acquisition costs.......................................................         214.9           271.2
Premiums and fees receivable.....................................................          11.6             3.9
Net unrealized gain on securities available-for-sale.............................         542.0           520.0
Present value of business in-force...............................................         625.9           211.2
Other............................................................................          33.6           129.1
                                                                                       --------        --------
   Total deferred tax liabilities................................................       1,428.0         1,135.4
                                                                                        -------         -------

   Net deferred tax asset (liability)............................................       $ 210.4        $  (56.0)

LNC's Lincoln UK segment has incurred losses in its pension business which under United Kingdom tax law can only be utilized against its future pension business earnings. At December 31, 1998 and 1997 the deferred tax asset related to these pension business losses was $86,700,000 and $92,000,000, respectively. The valuation allowances shown in the table above reflect managements assessment, based upon all available information, that it is more likely than not that a portion of this deferred tax asset will not be realized. Adjustment to the valuation allowance will be made if there is a change in management's assessment of the amount of the deferred tax asset that is realizable.

Cash paid for Federal income taxes in 1998, 1997 and 1996 was $379,600,000, $158,000,000 and $143,800,000 respectively.

At December 31, 1998, LNC had net operating loss carryforwards of $257,000,000 for Federal income tax purposes related to its foreign life reinsurance companies that expire in years 2006 through 2018. Delaware Management Holdings, Inc. ("Delaware"), acquired in 1995, has net operating loss carryforwards for Federal income tax purposes of $79,100,000 at December 31, 1998, which expire in the years 2003 through 2008. These carryforwards will only be available to reduce the respective taxable income of the foreign life reinsurance companies and Delaware.

Under prior Federal income tax law, one-half of the excess of a life insurance company's income from operations over its taxable investment income was not taxed, but was set aside in a special tax account designated as "Policyholders' Surplus." LNC has approximately $196,000,000 of untaxed "Policyholders' Surplus" on which no payment of Federal income taxes will be required unless it is distributed as a dividend, or under other specified conditions. Barring the passage of unfavorable tax legislation, LNC does not believe that any significant portion of the account will be taxed in the foreseeable future and no related deferred tax liability has been recognized. If the entire balance of account became taxable under the current Federal rate, the tax would be approximately $68,600,000.

LNC has declared its intention to reinvest the undistributed earnings of Lincoln UK and will not provide U.S. income tax on these undistributed earnings. At December 31, 1998, for the years covered by this declaration there was a deficit in earnings for Lincoln UK.

5.  Supplemental Financial Data

Reinsurance transactions included in the income statement captions, "Insurance Premiums" and "Insurance Fees," are as follows:

Year Ended December 31                            (in millions)            1998           1997             1996
----------------------------------------------------------------------------------------------------------------

Insurance assumed.................................................       $1,259.8       $1,079.1        $1,201.0
Insurance ceded...................................................          695.4          315.0           168.6
                                                                        ---------          -----           -----
   Net reinsurance premiums.......................................      $   564.4      $   764.1        $1,032.4

The income statement caption, "Benefits," is net of reinsurance recoveries of $1,056,800,000; $393,000,000 and $250,100,000 for the years ended December 31,
1998, 1997 and 1996, respectively.

The income statement caption, "Underwriting, Acquisition, Insurance and Other Expenses," includes amortization of deferred acquisition costs of $440,000,000; $468,000,000 and $428,500,000 for the years ended December 31, 1998, 1997 and
1996, respectively. An additional $(34,500,000); $(78,200,000) and $(65,200,000)
of deferred acquisition costs was restored (amortized) and netted against "Realized Gain (Loss) on Investments" for the years ended December 31, 1998, 1997 and 1996, respectively.

A reconciliation of the present value of business in-force for LNC's insurance subsidiaries included in other intangible assets is as follows:

December 31                                     (in millions)              1998           1997          1996
-------------------------------------------------------------------------------------------------------------

Balance at beginning-of-year.....................................       $  501.3         $602.4         $407.4
Acquisitions of insurance companies/business.....................        1,323.2           22.0          163.5
Interest accrued on unamortized balance..........................           44.4           36.9           37.9
 (Interest rates range from 5% to 7%)
Balance sheet reclassification related to Lincoln UK.............            --           (94.8)           --
Amortization.....................................................         (117.4)         (48.1)         (47.6)
Foreign exchange adjustment......................................            1.8          (17.1)          41.2
                                                                        ---------         -----          -----
   Balance at end-of-year........................................        1,753.3          501.3          602.4
Other intangible assets (non-insurance)..........................           95.1          112.6          106.0
                                                                        --------          -----          -----
   Total other intangible assets at end-of-year..................       $1,848.4         $613.9         $708.4

Future estimated amortization of the present value of business in-force net of interest on unamortized balance for LNC's insurance subsidiaries is as follows (in millions):

1999 - $112.2                 2001 - $115.1                     2003 - $   109.7
2000 -  113.0                 2002 -  112.4                Thereafter -  1,190.9

Details underlying the balance sheet caption, "Contractholder Funds," are as follows:

December 31                     (in millions)              1998           1997
--------------------------------------------------------------------------------

Premium deposit funds.................................. $20,171.9      $19,803.0
Undistributed earnings on participating business.......     142.8           79.8
Other..................................................     438.4          180.6
                                                        ---------      ---------
   Total............................................... $20,753.1      $20,063.4

Details underlying the balance sheet captions related to total debt are as follows:

December 31                                                         (in millions)           1998           1997
-----------------------------------------------------------------------------------------------------------------

Short-term debt:
Commercial paper....................................................................     $  214.4       $  286.3
Other short-term notes..............................................................          --             1.3
Current portion of long-term debt...................................................        100.2            9.6
                                                                                            -----        -------
    Total short-term debt...........................................................        314.6          297.2

Long-term debt less current portion:
7.125% notes payable, due 1999......................................................          --            99.7
7.625% notes payable, due 2002......................................................         99.8           99.4
7.250% notes payable, due 2005......................................................        191.6          191.4
6.500% notes payable, due 2008......................................................        100.2            --
7% notes payable, due 2018..........................................................        200.3            --
9.125% notes payable, due 2024......................................................        119.8          119.8
Mortgages and other notes payable...................................................           .5             .7
                                                                                          -------        -------
    Total long-term debt............................................................        712.2          511.0

Minority interest - preferred securities of subsidiary companies:
8.75% Quarterly Income Preferred Securities.........................................         215.0         215.0
8.35% Trust Originated Preferred Securities.........................................         100.0         100.0
7.40% Trust Originated Preferred Securities.........................................         200.0           --
7.75% FELINE PRIDES.................................................................         230.0           --
                                                                                           -------      --------
     Total..........................................................................         745.0         315.0

     Total debt.....................................................................      $1,771.8      $1,123.2

The combined U.S. and U.K. commercial paper outstanding at December 31, 1998 and 1997, had a blended weighted average interest rate of approximately 6.67% and 7.03%, respectively.

Future maturities of long-term debt are as follows (in millions):

1999 - $100.2                 2001 - $   .4                       2003 - $    --
2000 -     .1                 2002 -  100.0                  Thereafter -  613.3

LNC also has access to capital from minority interest in preferred securities of subsidiary companies. In May 1996, LNC filed a shelf registration with the Securities and Exchange Commission that would allow LNC to offer and sell up to $500,000,000 of various forms of hybrid securities. These securities, which combine debt and equity characteristics, are offered through a series of three subsidiaries (Lincoln National Capital I, II and III). These subsidiaries were formed solely for the purpose of issuing preferred securities and lending the proceeds to LNC. The common securities of these subsidiaries are owned by LNC. The only assets of Lincoln National Capital I, II and III are the notes receivable from LNC for such loans. Distributions are paid by these subsidiaries to the preferred securityholders on a quarterly basis. The principal obligations of these subsidiaries are irrevocably guaranteed by LNC. Upon liquidation of these subsidiaries, the holders of the preferred securities would be entitled to a fixed amount per share plus accumulated and unpaid distributions. LNC reserves the right to: 1) redeem the preferred securities at a fixed price plus accumulated and unpaid distributions and; 2) extend the stated redemption date up to 19 years if certain conditions are met.

In April 1998, LNC filed a shelf registration with the Securities and Exchange Commission, that would allow LNC to offer and sell up to $1,300,000,000 of various securities, including regular debt, preferred stock, common stock or hybrid securities. This filing included an aggregate of $300,000,000 from a previous filing that had not been utilized. In conjunction with this shelf registration, three additional subsidiaries were added (Lincoln National Capital IV, V and VI) to accommodate the issuance of additional preferred securities. The purpose and terms of these new subsidiaries essentially parallel Lincoln National Capital I, II and III.

In July 1996, Lincoln National Capital I issued 8,600,000 shares or $215,000,000, 8.75% Quarterly Income Preferred Securities ("QUIPS"). In August 1996, Lincoln National Capital II issued 4,000,000 shares or $100,000,000, 8.35% Trust Originated Preferred Securities ("TOPrS"). Both issues mature in 2026 at $25 per share and are redeemable in whole or in part at LNC's option any time after 2001. In March 1998, LNC issued notes of 1) $100,000,000, 6.5% due 2008 and 2) $200,000,000, 7% due 2018. In July 1998, Lincoln National Capital III issued 8,000,000 shares or $200,000,000 of 7.4% TOPrS which mature in 2028 at $25 per share and are redeemable in whole or in part at LNC's option anytime after July 2003. In August 1998, Lincoln National Capital IV issued 9,200,000 shares or $230,000,000 of 7.75% FELINE PRIDES (service mark of Merrill Lynch & Co. Inc.). The purchasers of such securities were also provided stock purchase contract agreements that indicate they will receive a specified amount of LNC common stock on or before the August 2001 maturity date of the FELINE PRIDES. A portion of the issuance costs associated with this offering along with the present value of the payments associated with the stock purchase agreements were charged to the common stock line within shareholders' equity. In December 1998, LNC filed a shelf registration with the Securities Exchange Commission that combines unused portions of the April 1998 registration ($640,000,000) and the May 1996 registration ($185,000,000) resulting in an active shelf registration allowing LNC to sell up to an additional $825,000,000 of securities.

The funds raised in 1998 from the various public offerings of securities described above were used to acquire a block of individual life insurance business from Aetna (see note 11 on page 66).

Finally, LNC maintains a revolving credit agreement with a group of domestic and foreign banks in the aggregate amount of $750,000,000. This agreement, which expires in October 2001, provides for interest on borrowings based on various money market indices. Under the terms of this agreement, LNC must maintain a prescribed level of adjusted consolidated net worth. At December 31, 1998, LNC had no outstanding borrowings under this agreement. During 1998, 1997 and 1996, fees paid for maintaining revolving credit agreements amounted to $662,000; $670,000 and $715,000, respectively.

Cash paid for interest for 1998, 1997 and 1996 was $108,300,000; $96,000,000 and
$83,200,000, respectively.

6.  Employee Benefit Plans

Incentive Plans. LNC has various incentive plans for key employees, agents and directors of LNC and its subsidiaries that provide for the issuance of stock options, stock appreciation rights, restricted stock awards and stock incentive awards. These plans are comprised primarily of stock option incentive plans. Stock options granted under the stock option incentive plans are at the market value at the date of grant and, subject to termination of employment, expire 10 years from the date of grant. Such options are transferable only upon death and are exercisable one year from date of grant for options issued prior to 1992. Options issued subsequent to 1991 are exercisable in 25% increments on the option issuance anniversary in the four years following issuance. A "reload option" feature was added on May 14, 1997. In most cases, persons exercising an option after that date have been granted new options in an amount equal to the number of matured shares tendered. The reload options are granted for the remaining term of the related original option and can be exercised two years after the grant date if the value of the new option has appreciated by 25%.

Information with respect to incentive plan stock options outstanding at December 31, 1998 is as follows:

                                 Options Outstanding                                    Options Exercisable
                                    Weighted-
                                     Average           Weighted-                 Number                Weighted-
Range of          Number Out-       Remaining           Average               Exercisable              Average
Exercise          standing at       Contractual        Exercise                   at                   Exercise
Prices           Dec 31, 1998      Life (Years)         Price                 Dec 31, 1998              Price
-------------------------------------------------------------------------------------------------------------------

$21 - $ 35        388,895            2.65             $26.53                   387,645                 $26.50
 36 -   50      1,360,963            6.18              42.64                 1,037,211                  41.96
 51 -   65        979,856            8.35              58.84                   278,569                  58.54
 66 -   80        359,279            9.04              78.14                    69,772                  77.49
 81 -   95      2,303,372            9.37              90.45                    25,276                  89.86
 96 -  110             61            9.59              96.41                      --
                ---------                                                    ---------
$21 - $110      5,392,426                                                    1,798,473

LNC recognizes compensation expense for its stock option incentive plans using the intrinsic value based method of accounting (see note 1 on page 44) and provides the required pro forma information for stock options granted after December 31, 1994. Accordingly, no compensation expense has been recognized for stock option incentive plans. Had compensation expense for LNC's stock option incentive plans for options granted after December 31, 1994 been determined based on the estimated fair value at the grant dates for awards under those plans, LNC's pro forma net income and earnings per share for the last three years (1998, 1997 and 1996) would have been $500,984,000 ($4.93 per diluted share);  $930,538,000  ($8.95 per  diluted  share) and  $511,253,000  ($4.85 per diluted share), respectively (a decrease of $8,791,000 or $.09 per diluted share; $3,450,000 or $.03 per diluted share and $2,305,000 or $.02 per diluted share, respectively). These effects on pro forma net income and earnings per share of expensing the estimated fair value of stock options are not necessarily representative of the effects on reported net income for future years due to factors such as the vesting period of the stock options and the potential for issuance of additional stock options in future years.

The fair value of options granted after December 31, 1994, used as a basis for the pro forma disclosures, shown above, was estimated as of the date of grant using a Black-Scholes option pricing model.

The option price assumptions used were as follows:

Year Ended December 31                                                   1998            1997             1996
---------------------------------------------------------------------------------------------------------------

Dividend yield....................................................         3.6%            3.8%            4.1%
Expected volatility...............................................        20.4%           19.0%           18.0%
Risk-free interest rate...........................................         5.6%            6.6%            6.5%
Expected life (in years)..........................................           6               6               5

Weighted-average fair values per option granted...................      $18.15          $11.24           $7.35

Restricted stock (non-vested stock) awarded from 1996 through 1998 was as follows:

Year Ended December 31                                                      1998           1997              1996
------------------------------------------------------------------------------------------------------------------

Restricted stock (number of shares)...................................     438,003        118,836           55,538
Weighted-average price per share at time of grant.....................     $ 82.50         $61.98           $46.16

Information with respect to the incentive plans involving stock options is as follows:

                                                                          Options Outstanding  Options Exercisable
                                                                                    Weighted-               Weighted-
                                                         Shares                      Average                Average
                                                        Available                   Exercise                Exercise
                                                        for Grant         Shares     Price       Shares      Price
____________________________________________________________________________________________________________________

Balance at January 31, 1996................            7,747,911      2,832,280     $33.21     1,647,872     $28.56
Granted....................................             (636,500)       636,500      45.69
Exercised..................................                --          (273,967)     26.68
Expired....................................               (1,600)        (1,000)     27.75
Forfeited..................................              151,818        (38,650)     36.03
Restricted stock awarded........................         (55,538)
                                                       ---------      ---------
    Balance at December 31, 1996................       7,206,091      3,155,163      36.29     1,833,269      31.22

Additional authorized. . . . . . . . . . . .....       5,493,909
Granted-original. . . . . . . . .. . . . . . ...      (1,047,200)     1,047,200      60.05
Granted-reloads.................................         (47,029)        47,029      68.41
Exercised (includes shares tendered)............         149,139       (903,407)     31.67
Expired.........................................           --              (783)     71.07
Forfeited.......................................          60,797        (44,316)     46.43
Restricted stock awarded........................        (118,836)
                                                         -------      ---------
   Balance at December 31, 1997.................      11,696,871      3,300,886      45.08     1,601,972      35.81

Granted-original................................      (2,605,875)     2,605,875      89.19
Granted-reloads.................................         (43,725)        43,725      89.41
Exercised (includes shares tendered)............          97,862       (488,441)     36.22
Forfeited.......................................          71,287        (69,619)     71.89
Restricted stock awarded........................        (438,003)
                                                        --------      ----------
   Balance at December 31, 1998.................       8,778,417      5,392,426      67.21     1,798,473      43.25


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

7. Restrictions, Commitments and Contingencies

Statutory Information and Restrictions
Net income (loss) as determined in accordance with statutory accounting practices for LNC's insurance subsidiaries was $(1,452,400,000); $345,200,000 and $384,600,000 for 1998, 1997 and 1996, respectively. The 1998 amounts includes the statutory ceding commissions associated with the acquisition of two blocks of business as described below. Excluding the impact of these acquisitions, net income for 1998 would have been $545,900,000. Statutory net income (loss) for 1998, 1997 and 1996, excluding LNC's foreign life reinsurance companies, was $(1,397,600,000); $299,100,000 and $342,700,000, respectively.

Shareholders' equity as determined in accordance with statutory accounting practices for LNC's insurance subsidiaries was $2,952,500,000 and $2,660,900,000 for December 31, 1998 and 1997, respectively.

The National Association of Insurance Commissioners is involved in a multi-year project to examine and challenge the appropriateness of current statutory accounting practices. This project could result in changes to statutory accounting practices that could cause changes to the statutory net income and shareholders' equity data shown above.

LNC's insurance subsidiaries are subject to certain insurance department regulatory restrictions as to the transfer of funds and payments of dividends to LNC. Based upon these regulations, and without giving effect to the 1998 acquisitions, (see note 11 on page 66), LNC's insurance subsidiaries would have been able to pay dividends to LNC in 1999 of approximately $603,400,000 without obtaining specific approval from the insurance commissioners. LNC's primary insurance subsidiary, Lincoln National Life Insurance Company ("Lincoln Life") acquired a block of individual life insurance and annuity business from CIGNA in January 1998 and a block of individual life insurance from Aetna in October 1998. These acquisitions were structured as indemnity reinsurance transactions. The statutory accounting regulations do not allow goodwill to be recognized on indemnity reinsurance transactions and therefore, the related statutory ceding commission flows through the statement of operations as an expense resulting in a reduction of earned surplus. As a result of these acquisitions, Lincoln Life's statutory earned surplus is negative and it is necessary for Lincoln Life to obtain the prior approval of the Indiana Insurance Commissioner before paying any dividends to LNC until such time as statutory earned surplus is positive. It is expected that statutory earned surplus will return to a positive position within two-three years from the closing of the Aetna transaction described above assuming a level of statutory earnings coinciding with recent earnings patterns. If statutory earnings are less than recent patterns due, for example, to adverse operating conditions or further indemnity reinsurance transactions of this nature or if dividends are approved or paid at amounts higher than recent history, the statutory earned surplus may not return to a positive position as soon as expected. Although no assurance can be given, management believes that the approvals for the payment of dividends in amounts consistent with those paid in the past can be obtained. In the event such approvals are not obtained, management believes that LNC can obtain the funds required to satisfy its obligations from its existing credit facilities and other sources.

Disability Income Claims
The liability for disability income claims net of the related asset for amounts recoverable from reinsurers at December 31, 1998 and 1997 is a net liability of $1,813,400,000 and $1,654,000,000, respectively, excluding deferred acquisition costs. This liability is based on the assumption that recent experience will continue in the future. If incidence levels and/or claim termination rates fluctuate significantly from the assumptions underlying the reserves, adjustments to reserves could be required in the future. Accordingly, this liability may prove to be deficient or excessive. However, it is management's opinion that such future development will not materially affect the consolidated financial position of LNC. LNC reviews reserve levels on an on-going basis.

United Kingdom Pension Products
Operations in the U.K. include the sale of pension products to individuals. Regulatory agencies have raised questions as to what constitutes appropriate advice to individuals who bought pension products as an alternative to participation in an employer sponsored plan. In cases of inappropriate advice, an extensive investigation has to be done and the individual put in a position similar to what would have been attained if the individual had remained in the employer sponsored plan. At December 31, 1998 and 1997, liabilities of $202,100,000, and $291,000,000, respectively, had been established for this issue. The decrease in the level of the reserve reflects the settlement payouts that occurred during 1998. These liabilities, which are net of expected recoveries, have been established for the estimated cost of this issue following regulatory guidance as to activities to be undertaken. The expected recoveries from previous owners of companies acquired over the last few years as specified in the indemnification clauses of the purchase agreements at December 31, 1998 and 1997 were $84,900,000 and $113,000,000, respectively . These liabilities and recoveries are based on various estimates that are subject to considerable uncertainty. Also, there is further uncertainty from the regulator perspective as additional guidelines were issued in December of 1998 that extended the review to a wider range client population. These guidelines specify actions expected from the companies that issued such products. Accordingly, these liabilities may prove to be deficient or excessive. However, it is management's opinion that such future development will not materially affect the consolidated financial position of LNC.

Personal Accident Programs
LNC's Reinsurance segment accepts personal accident reinsurance programs from other insurance companies. Most of these programs are presented to the Reinsurance segment by independent brokers who represent the ceding companies. Certain excess of loss personal accident reinsurance programs created in the London market during 1993-1996 have produced and have potential to produce significant losses. At December 31, 1998 and 1997, liabilities of $177,400,000 and $186,300,000, respectively had been established for such programs. This reserve is based on various estimates that are subject to considerable uncertainty. Accordingly, this reserve may prove to be deficient or excessive. However, it is management's opinion that such future development will not materially affect the consolidated financial position of LNC.

LNC continues to investigate its personal accident reinsurance programs to determine if there are additional programs including certain workers compensation programs which may produce losses. At this time LNC 1) does not have sufficient information to determine whether or not it is probable that additional losses have been incurred and 2) can not accurately estimate the ultimate cost or timing of the outcome on these programs.

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

Group Pension Annuities
The liabilities for guaranteed interest and group pension annuity contracts are supported by a single portfolio of assets that attempts to match the duration of these liabilities. Due to the long-term nature of group pension annuities and the resulting inability to exactly match cash flows, a risk exists that future cash flows from investments will not be reinvested at rates as high as currently earned by the portfolio. Accordingly, these liabilities may prove to be deficient or excessive. However, it is management's opinion that such future development will not materially affect the consolidated financial position of LNC.

Euro Conversion
LNC owns operating companies in Europe and conducts business with companies located within Europe. LNC has modified its systems, financial activities and currency risk exposures to align with the first phase of the European union's conversion to a new common currency (the euro) that was adopted January 1, 1999. It is management's opinion the additional phases of this conversion, which will be implemented during the next few years, will not materially affect the consolidated financial condition of LNC.

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

Total rental expense on operating leases in 1998, 1997 and 1996 was $81,300,000, $62,500,000 and $54,500,000, respectively. Future minimum rental commitments are as follows (in millions):

1999 - $55.0                   2001 - $48.2                        2003 - $ 36.1
2000 -  51.6                   2002 -  41.9                  Thereafter -  217.1

Information Technology Commitment
In February 1998, Lincoln Life signed a seven-year contract with IBM Global Services for information technology services for the Fort Wayne operations. Annual costs are dependent on usage but are expected to range from $33,600,000 to $56,800,000.

Insurance Ceded and Assumed
LNC's insurance companies cede insurance to other companies. The portion of risks exceeding each company's retention limit is reinsured with other insurers. LNC seeks reinsurance coverage within the business segments that sell life insurance to limit its liabilities. As of December 31, 1998, LNC's maximum retention was $10,000,000 on a single insured. Portions of LNC's deferred annuity business have also been co-insured with other companies to limit LNC's exposure to interest rate risks. At December 31, 1998, the reserves associated with these reinsurance arrangements totaled $1,608,500,000. To cover products other than life insurance, LNC acquires other insurance coverages with retentions and limits that management believes are appropriate for the circumstances. The accompanying financial statements reflect premiums, benefits and deferred acquisition costs, net of insurance ceded (see note 5 on page 49). LNC's insurance companies remain liable if their reinsurers are unable to meet contractual obligations under applicable reinsurance agreements.

Certain LNC insurance companies assume insurance from other companies. At December 31, 1998, LNC's insurance companies have provided $228,800,000 of statutory surplus relief to other insurance companies under reinsurance transactions. Generally, such amounts are offset by corresponding receivables from the ceding company, which are secured by future profits on the reinsured business. However, LNC's insurance companies are subject to the risk that the ceding company may become insolvent and the right of offset would not be permitted.

Associated with these transactions, LNC's insurance companies have obtained letters of credit in favor of various insurance companies. This allows the ceding companies to take statutory reserve credit. The letters of credit issued by the banks represent a guarantee of performance under the reinsurance agreements. At December 31, 1998, there was a total of $656,200,000 in outstanding bank letters of credit. In exchange for the letters of credit, LNC paid the banks approximately $1,637,000 in fees in 1998.

Vulnerability from Concentrations
At December 31, 1998, LNC did not have a material concentration of financial instruments in a single investee, industry or geographic location. Also at December 31, 1998, LNC did not have a concentration of: 1) business transactions with a particular customer, lender or distributor; 2) revenues from a particular product or service; 3) sources of supply of labor or services used in the business or; 4) a market or geographic area in which business is conducted that makes it vulnerable to an event that is at least reasonably possible to occur in the near term and which could cause a severe impact to LNC's financial condition.

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

Four lawsuits involving alleged fraud in the sale of interest sensitive universal life and whole life insurance have been filed as class actions against Lincoln Life, although the court has not certified a class in any of these cases. Plaintiffs seek unspecified damages and penalties for themselves and on behalf of the putative class. While the relief sought in these cases is substantial, it is premature to make assessments about the potential loss, if any, because the status of the cases ranges from the early stages of litigation to the dismissal and appeals stage. Management intends to defend these suits vigorously. The amount of liability, if any, which may arise as a result of these suits cannot be reasonably estimated at this time.

UK regulatory authorities have completed a review of Lincoln UK selling practices. This review does not include matters related to the pension product mis-selling investigations. Management is currently working with the regulators to address compliance issues that have been raised in the course of this review. The extent of corrective measures and potential disciplinary actions, if any, that may result from this review are actively being discussed with the regulatory authorities. It is not possible to provide a meaningful estimate of the potential outcome of this matter at the present time. However, it is management's opinion that the resolution of these matters will not materially affect the consolidated financial position of LNC.

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

Guarantees
LNC has guarantees with off-balance-sheet risks whose contractual amounts represent credit exposure. Outstanding guarantees with off-balance-sheet risks, shown in notional or contract amounts along with their carrying value and estimated fair values, are as follows:

                                                                                    Assets (Liabilities)
                                                         Notional or       Carrying      Fair    Carrying   Fair
                                                       Contract Amounts     Value       Value     Value     Value
December 31                          (in millions)    1998       1997       1998        1998      1997      1997
------------------------------------------------------------------------------------------------------------------

Industrial revenue bonds..........................   $27.1       $27.9        --         --       $(.8)    $  --
Real estate partnerships..........................     --          2.9        --         --         --        --
Mortgage loan pass-through certificates...........    30.9        41.6        --         --         --        --
                                                      ----        ----      ------     ------       ---     -----
     Total guarantees.............................   $58.0       $72.4        --         --       $(.8)    $  --

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

Derivatives
LNC has derivatives with off-balance-sheet risks whose notional or contract amounts exceed the credit exposure. LNC has entered into derivative transactions to reduce its exposure to fluctuations in interest rates, the widening of bond yield spreads over comparable maturity U.S. Government obligations, Commodity risk, credit risk, increased liabilities associated with certain reinsurance agreements, foreign exchange risks and fluctuations in the FTSE and S&P indexes. In addition, LNC is subject to the risks associated with changes in the value of its derivatives; however, such changes in value generally are offset by changes in the value of the items being hedged by such contracts. Outstanding derivatives with off- balance-sheet risks, shown in notional or contract amounts along with their carrying value and estimated fair values, are as follows:

                                                                                     Assets (Liabilities)
                                                     Notional or           Carrying     Fair    Carrying    Fair
                                                  Contract Amounts         Value       Value    Value       Value
December 31            (in millions)             1998        1997           1998        1998     1997        1997
------------------------------------------------------------------------------------------------------------------

Interest rate derivatives:
Interest rate cap agreements..............      $4,108.8   $4,900.0         $ 9.3      $  .9     $13.9     $  .9
Swaptions.................................       1,899.5    1,752.0           2.5        2.5       6.9       6.9
Interest rate swap agreements.............         258.3       10.0           9.9        9.9        .2        .2
Put options...............................          21.3        --            2.2        2.2       --        --
                                                ---------   --------         -----      -----     -----     -----
   Total interest rate derivatives........       6,287.9    6,662.0          23.9       15.5      21.0       8.0

Foreign currency derivatives:
Forward exchange forward contracts:
  Foreign investments.....................           1.5      163.1             *          *       5.4      5.4
Foreign currency swaps....................          47.2       15.0            .3         .3      (2.1)    (2.1)
                                                    ----     ------         -----      -----       ---      ---
   Total foreign currency derivatives.....          48.7      178.1            .3         .3       3.3      3.3

Commodity derivatives:
Commodity swap............................           8.1        --            2.4        2.4        --       --

Equity indexed derivatives:
Call options (based on FTSE)..............          11.1       14.1          11.7       11.7      13.5     13.5
Call options (based on S&P)...............          79.9        5.3          23.1       23.1       1.1      1.1

   Total derivatives......................      $6,435.7   $6,859.5         $61.4      $53.0     $38.9    $25.9
*Less than $100,000.

A reconciliation of the notional or contract amounts for the significant programs using derivative agreements and contracts is as follows:

                                                 Interest Rate                                        Spread-Lock
                                                Cap Agreements                Swaptions               Agreements
December 31           (in millions)           1998         1997           1998         1997        1998       1997
------------------------------------------------------------------------------------------------------------------

Balance at beginning-of-year............    $4,900.0     $5,500.0      $1,752.0     $  672.0       $ --      $ --
New contracts...........................       708.8          --          218.3      1,080.0         --       50.0
Terminations and maturities.............    (1,500.0)      (600.0)        (70.8)        --           --      (50.0)
                                             -------      --------       ------     --------         ---      ----
   Balance at end-of-year...............    $4,108.8     $4,900.0      $1,899.5     $1,752.0       $ --      $ --

                                                      Financial
                                                      Futures           Interest Rate
                                                     Contracts          Swap Agreements             Put Options
December 31          (in millions)             1998          1997          1998        1997       1998       1997
-----------------------------------------------------------------------------------------------------------------

Balance at beginning-of-year............       $ --       $ 147.7      $   10.0       $ --       $ --       $ --
New contracts...........................         --          88.3       2,226.6        10.0       21.3        --
Terminations and maturities.............         --        (236.0)     (1,978.3)        --         --         --
                                                ---        ------       -------       -----      -----       ---
  Balance at end-of-year................       $ --       $   --       $  258.3       $10.0      $21.3      $ --

                                                        Foreign Currency Derivatives (Foreign Investments)
                                                Foreign Exchange                Foreign                Foreign
                                                   Forward                     Currency               Currency
                                                  Contracts                     Options                 Swaps
December 31           (in millions)            1998         1997          1998          1997       1998      1997
------------------------------------------------------------------------------------------------------------------

Balance at beginning-of-year............     $ 163.1      $ 251.6         $ --        $ 50.2      $15.0      $15.0
New contracts...........................       419.8        833.1           --           --        39.2        --
Terminations and maturities.............      (581.4)      (921.6)          --         (50.2)      (7.0)       --
                                               -----       -------        ----         -----       ----     ------
   Balance at end-of-year...............     $   1.5      $ 163.1         $ --        $  --       $47.2      $15.0

                                                    Commodity                Call Options          Call Options
                                                     Swap                   (Based on FSTE)       (Based on S&P)
December 31           (in millions)            1998         1997          1998         1997       1998       1997
----------------------------------------------------------------------------------------------------------------

Balance at beginning-of-year............       $ --         $ --          $14.1        $14.7      $ 5.3      $ --
New contracts...........................         8.1          --            --           --        74.6        5.3
Terminations and maturities.............         --           --           (3.1)         --         --         --
Foreign exchange adjustment.............         --           --             .1          (.6)       --         --
                                                ----         ---          -----         ----      -----       ----
   Balance at end-of-year...............        $8.1        $ --          $11.1        $14.1      $79.9       $5.3

Interest Rate Cap Agreements. the interest rate cap agreements, which expire in 1999 through 2006, entitle LNC to receive quarterly payments from the counterparties on specified future reset dates, contingent on future interest rates. For each cap, the amount of such quarterly payments, if any, is determined by the excess of a market interest rate over a specified cap rate multiplied by the notional amount divided by four. The purpose of LNC's interest rate cap agreement program is to protect its annuity line of business from the effect of rising interest rates. The premium paid for the interest rate caps is included in other investments ($9,300,000 as of December 31, 1998) and is being amortized over the terms of the agreements. This amortization is included in net investment income.

Swaptions. Swaptions, which expire in 1999 through 2003, entitle LNC to receive settlement payments from the counterparties on specified expiration dates, contingent on future interest rates. For each swaption, the amount of such settlement payments, if any, is determined by the present value of the difference between the fixed rate on a market rate swap and the strike rate multiplied by the notional amount. The purpose of LNC's swaption program is to protect its annuity line of business from the effect of rising interest rates. The premium paid for the swaptions is included in other investments (amortized cost of $16,200,000 as of December 31, 1998) and is being amortized over the terms of the agreements. This amortization is included in net investment income.

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

Financial Futures Contracts. LNC uses exchange-traded financial futures contracts to hedge against interest rate risks and to manage duration of a portion of its fixed maturity securities. Financial futures contracts obligate LNC to buy or sell a financial instrument at a specified future date for a specified price. They may be settled in cash or through delivery of the financial instrument. Cash settlements on the change in market values of financial futures contracts are made daily.

Interest Rate Swap Agreements. LNC uses interest rate swap agreements to hedge its exposure to floating rate bond coupon payments, replicating a fixed rate bond. An interest rate swap is a contractual agreement to exchange payments at one or more times based on the actual or expected price, level, performance or value of one or more underlying interests rates. LNC is required to pay the counterparty to the agreements the stream of variable coupon payments generated from the bonds, and in turn, receives a fixed payment from the counterpart, at a predetermined interest rate. The net receipts/payments from interest rate swaps are recorded in net investment income. LNC also uses interest rate swap agreements to hedge its exposure to interest rate fluctuations related to the anticipated purchase of assets to support newly acquired blocks of business. Once the assets are purchased the gains resulting from the termination of the swap agreements will be applied to the basis of the assets. The gains will be recognized in earnings over the life of the assets.

Put Options. LNC uses put options, combined with various perpetual fixed income securities, and interest rate swaps to replicate a fixed income, fixed maturity investment. The put options give LNC the right, but not the obligation, to sell to the counterparty of the agreement the specified securities on a specified date at a fixed price.

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

Commodity Swap. LNC uses a commodity swap to hedge its exposure to fluctuations in the price of gold, which is the underlying variable in determining the periodic interest payments associated with a fixed income security. A commodity swap is a contractual agreement to exchange a certain amount of a particular commodity for a fixed amount of cash. LNC owns a fixed income security that meets its coupon payment obligations in gold bullion. LNC is obligated to pay to the counterparty the gold bullion, and in return receives from the counterparty a stream of fixed income payments. The fixed income payments are the product of the swap notional multiplied by the fixed rate stated in the swap agreement. The net receipts/payments from commodity swaps are recorded in net investment income.

Call Options. LNC uses both FTSE index and S&P 500 index call options. Call options which expire in 1999 through 2006, provide LNC with settlement payments from the counterparties on specified expiration dates. The payment, if any, is the percentage increase in the index, over the strike price defined in the contract, applied to the notional amount. The purpose of LNC's FTSE call option program is to offset the cost of increases in the liabilities of certain single premium investment contracts which are tied to the FTSE index. The purpose of LNC's S&P 500 call option program is to offset the increase in its liabilities resulting from certain reinsurance agreements which guarantee payment of the appreciation of the S&P 500 index on certain underlying annuity products. The premium paid for the S&P 500 index call options is included in other assets ($16,800,000 as of December 31, 1998) and is being amortized over the terms of the agreements. This amortization is included in net investment income.

Additional Derivative Information. Expenses for the agreements and contracts described above amounted to $11,600,000 and $10,000,000 in 1998 and 1997, respectively. Deferred gains of $64,800,000 as of December 31, 1998, were the result of: 1) terminated and expired spread-lock agreements and; 2) terminated interest rate swaps. These gains are included with the related fixed maturity securities to which the hedge applied or as deferred liabilities and are being amortized over the life of such securities.

LNC is exposed to credit loss in the event of nonperformance by counterparties on interest rate cap agreements, swaptions, spread-lock agreements, interest rate swaps, commodity swaps, call options, put options, foreign exchange forward contracts, foreign currency options and foreign currency swaps. However, LNC does not anticipate nonperformance by any of the counterparties. The credit risk associated with such agreements is minimized by purchasing such agreements from financial institutions with long-standing, superior performance records. The amount of such exposure is essentially the net replacement cost or market value for such agreements with each counterparty if the net market value is in LNC's favor. At December 31, 1998, the exposure was $53,000,000.

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

Short-term and Long-term Debt. Fair values for long-term debt issues are based on quoted market prices or estimated using discounted cash flow analysis based on LNC's current incremental borrowing rate for similar types of borrowing arrangements where quoted prices are not available. For short-term debt, the carrying value approximates fair value.

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

Derivatives. LNC employs several different methods for determining the fair value of its derivative instruments. Fair values for these contracts are based on current settlement values. These values are based on: 1) quoted market prices for foreign currency exchange contracts and financial futures contracts 2) industry standard models that are commercially available for interest rate cap agreements, swaptions, spread-lock agreements, interest rate swaps, commodity swaps and put options. 3) Monte Carlo techniques are used for the exotic equity call options. These techniques project cash flows of the derivatives using current and implied future market conditions. The cash flows are then present valued to arrive at the derivatives current fair market value. 4) Black-Scholes pricing methodology for standard European equity call options.

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

Separate Accounts. Assets held in separate accounts are reported in the accompanying consolidated balance sheets at fair value. The related liabilities are also reported at fair value in amounts equal to the separate account assets.

The carrying values and estimated fair values of LNC's financial instruments are as follows:

                                                            Carrying         Fair         Carrying           Fair
                                                             Value          Value          Value             Value
December 31                     (in millions)                1998            1998          1997              1997
-------------------------------------------------------------------------------------------------------------------

Assets (liabilities):
Fixed maturities securities........................        $30,232.9      $30,232.9      $24,066.4       $24,066.4
Equity securities..................................            542.8          542.8          660.4           660.4
Mortgage loans on real estate......................          4,393.1        4,580.4        3,288.1         3,473.5
Policy loans.......................................          1,840.0        1,938.4          763.1           754.4
Other investments..................................            432.0          432.0          464.8           464.8
Cash and invested cash.............................          2,433.4        2,433.4        3,794.7         3,794.7
Investment type insurance contracts:
  Deposit contracts and certain
    guaranteed interest contracts..................       (18,746.3)      (18,419.8)     (17,844.6)      (17,489.1)
 Remaining guaranteed interest
   and similar contracts...........................         (1,444.9)      (1,433.8)      (2,032.0)       (2,010.0)
Short-term debt....................................           (314.6)        (314.6)        (297.2)         (297.2)
Long-term debt.....................................           (712.2)        (748.7)        (511.0)         (541.7)
Minority interest-preferred
 securities of subsidiary companies................           (745.0)        (744.4)        (315.0)         (322.9)
Guarantees.........................................              --             --             (.8)            --
Derivatives........................................             61.4           53.0           38.9            25.9
Investment commitments.............................              --              .1            --               .3

As of December 31, 1998 and 1997, the carrying value of the deposit contracts and certain guaranteed contracts is net of deferred acquisition costs of $52,600,000 and $96,400,000, respectively, excluding adjustments for deferred acquisition costs applicable to changes in fair value of securities. The carrying values of these contracts are stated net of deferred acquisition costs so that they are comparable with the fair value basis.

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

"Other Operations" includes operations not directly related to the business segments and unallocated corporate items (i.e., corporate investment income, interest expense on corporate debt and unallocated overhead expenses). LNC's other operations also includes data for its investment management company that services LNC's business segments.

Financial data by segment for 1996 through 1998 is as follows:

Year Ended December 31                      (in millions)                    1998            1997           1996
-----------------------------------------------------------------------------------------------------------------
Revenue, Excluding Net Investment Income and Realized
 Gain (Loss) on Investments and Subsidiaries:
Life Insurance and Annuities.....................................          $1,495.6       $  867.0       $  755.9
Lincoln UK.......................................................             350.8          340.1          311.4
Reinsurance......................................................           1,267.5        1,073.7        1,279.2
Investment Management............................................             301.3          257.7          215.0
Other Operations (includes consolidating adjustments)............             (28.5)         (13.4)          (8.3)
                                                                           --------       --------        -------
    Total........................................................          $3,386.7       $2,525.1       $2,553.2

Net Investment Income:
Life Insurance and Annuities.....................................          $2,249.0       $1,842.4       $1,741.7
Lincoln UK.......................................................              87.9           85.1           82.0
Reinsurance......................................................             307.8          284.4          263.7
Investment Management............................................                .2             .5             .7
Other Operations.................................................              36.5           38.4            (.2)
                                                                           --------       --------        -------
    Total........................................................          $2,681.4       $2,250.8       $2,087.9

Realized Gain (Loss) on Investments and Subsidiaries:
Life Insurance and Annuities.....................................             $ 6.7        $  82.1          $65.5
Lincoln UK.......................................................               1.1            2.1            (.2)
Reinsurance......................................................               1.5           23.6           18.1
Investment Management............................................               1.2            5.9            8.1
Other Operations.................................................               8.5            8.9            1.0
                                                                              -----         ------          -----
    Total........................................................             $19.0         $122.6          $92.5

Net Income (Loss) from Continuing Operations
 before Federal Income Taxes:
Life Insurance and Annuities.....................................            $518.9         $397.3         $346.7
Lincoln UK.......................................................             106.9          (96.8)         101.5
Reinsurance......................................................             156.7         (210.2)         131.1
Investment Management............................................              39.4           20.9           32.4
Other Operations (includes interest expense).....................            (124.5)         (76.3)        (107.6)
                                                                              -----         -------        ------
    Total........................................................            $697.4         $ 34.9         $504.1

                                       63

Year Ended December 31                        (in millions)                   1998            1997           1996
------------------------------------------------------------------------------------------------------------------
Income Tax Expense (Benefit):
Life Insurance and Annuities.....................................            $131.4         $ 94.0         $ 95.7
Lincoln UK.......................................................              35.2           10.0           35.5
Reinsurance......................................................              54.5          (73.8)          45.4
Investment Management............................................              17.9           13.1           17.0
Other Operations.................................................             (51.4)         (30.6)         (45.9)
                                                                              -----           ----          -----
    Total........................................................            $187.6         $ 12.7         $147.7

Net Income (Loss) from Continuing Operations:
Life Insurance and Annuities.....................................            $387.5         $303.3         $251.0
Lincoln UK.......................................................              71.7         (106.8)          66.0
Reinsurance......................................................             102.2         (136.4)          85.7
Investment Management............................................              21.5            7.8           15.4
Other Operations (includes interest expense).....................             (73.1)         (45.7)         (61.7)
                                                                              -----         -------        ------
    Total Net Income from Continuing Operations..................             509.8           22.2          356.4
Discontinued Operations..........................................               --           911.8          157.2
                                                                             ------         -------        ------
    Total Net Income.............................................            $509.8         $934.0         $513.6

December 31                                 (in millions)                    1998          1997           1996
------------------------------------------------------------------------------------------------------------------
Assets:
Life Insurance and Annuities.....................................         $77,797.9      $60,604.4      $53,089.3
Lincoln UK.......................................................           8,757.3        7,923.8        7,331.8
Reinsurance......................................................           6,408.0        5,540.2        5,196.1
Investment Management............................................             698.3          697.4          623.4
Other Operations.................................................             174.8        2,408.9           (9.9)
                                                                          ---------      ---------       ---------
   Sub-total.....................................................          93,836.3       77,174.7       66,230.7
Discontinued Operations..........................................               --            --          5,482.7
                                                                          ---------      ----------      ---------
   Total.........................................................         $93,836.3      $77,174.7      $71,713.4

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

All of the issued and outstanding series A preferred stock is $3 Cumulative Convertible and is convertible at any time into shares of common stock. The conversion rate is eight shares of common stock for each share of series A preferred stock, subject to adjustment for certain events. The series A preferred stock is redeemable at the option of LNC at $80 per share plus accrued and unpaid dividends. Outstanding series A preferred stock has full voting rights, subject to adjustment if LNC is in default as to the payment of dividends. If LNC is liquidated or dissolved, holders of series A preferred stock will be entitled to payments of $80.00 per share. The difference between the aggregate preference on liquidation value and the financial statement balance for the series A preferred stock was $1,554,000 at December 31, 1998.

LNC has outstanding one common share purchase right ("Right") on each outstanding share of LNC's common stock. A Right will also be issued with each share of LNC's common stock that is issued before the Rights become exercisable or expire. If a person or group announces an offer that would result in beneficial ownership of 15% or more of LNC's common stock, the Rights will become exercisable and each Right will entitle its holder to purchase one share of LNC's common stock for $200. Upon the acquisition of 15% or more of LNC's common stock, each holder of a Right (other than the person acquiring the 15% or more) will have the right to acquire the number of shares of LNC common stock that have a market value of two times the exercise price of the Right. If LNC is acquired in a business combination transaction in which LNC does not survive, each holder of a Right (other than the acquiring person) will have the right to acquire common stock of the acquiring person having a market value of two times the exercise price of the Right. LNC can redeem each Right for one cent at any time prior to the tenth day after a person or group has acquired 15% or more of LNC's common stock. The Rights expire on November 14, 2006. As of December 31, 1998, there were 101,055,587 Rights outstanding.

During 1998, 1997 and 1996, LNC purchased and retired 623,281; 4,948,900 and 694,582 shares, respectively, of its common stock at a total cost of $46,900,000; $325,300,000 and $35,000,000, respectively. The common stock account was reduced for these purchases in proportion to the percentage of share acquired. The remainder of the purchase price was charged to retained earnings.

Per share amounts for net income from continuing operations are shown on the income statement using 1) an earnings per common share basic calculation and 2) an earnings per common share-assuming dilution calculation. A reconciliation of the factors used in the two calculations are as follows:

Year Ended December 31                                                  1998             1997            1996
----------------------------------------------------------------------------------------------------------------
Numerator: [in millions]
Net income from continuing operations,
 as used in basic calculation.................................         $509.7            $22.1           $356.3
Dividends on convertible preferred stock......................             .1               .1               .1
                                                                        -----             ----            -----
     Net income from continuing operations,
       as used in diluted calculation.........................         $509.8            $22.2           $356.4

Denominator: [number of shares]
Weighted average shares, as used in basic calculation.........    100,357,079      102,495,557      103,828,451
Shares to cover conversion of preferred stock.................        271,019          287,077          307,784
Shares to cover restricted stock..............................        228,288          208,664          423,112
Average stock options outstanding during the year.............      3,195,155        3,199,539        2,979,244
Assumed acquisition of shares with assumed proceeds
 and tax benefits from exercising stock options
 (at average market price during the year)....................     (2,420,314)      (2,194,950)      (2,167,199)
                                                                    ---------        ---------        ---------
     Weighted-average shares, as used
      in diluted calculation..................................    101,631,227      103,995,887      105,371,392

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

Details underlying the balance sheet caption "Net Unrealized Gain (Loss) on Securities Available-for-Sale," are as follows:

December 31                                        (in millions)                        1998            1997
-----------------------------------------------------------------------------------------------------------------
Fair value of securities available-for-sale.............................             $30,775.7        $24,726.8
Cost of securities available-for-sale...................................              29,076.3         23,143.2
                                                                                      --------        ----------
     Unrealized gain....................................................               1,699.4          1,583.6
Adjustments to deferred acquisition costs...............................                (244.6)          (355.9)
Amounts required to satisfy policyholder commitments....................                (665.0)          (571.1)
Deferred income credits (taxes)..........................................               (251.1)          (207.6)
                                                                                         -----        ---------
     Net unrealized gain on securities
      available-for-sale for continuing operations......................                 538.7            449.0
Change in fair value of derivatives designated as a hedge
 (classified as other investment).......................................                  13.7            (13.0)
                                                                                      --------        ----------
     Net unrealized gain on securities available for sale...............             $   552.4        $   436.0

Adjustments to deferred acquisition costs and amounts required to satisfy policyholder commitments are netted against the Deferred Acquisition Costs asset line and included within the Insurance Policy and Claim Reserves line on the balance sheet, respectively.

The "Net Unrealized Gain (Loss) on Securities Available-for-Sale" shown above is net of realized gain (loss) on investments. Following is the detail of the realized gain (loss) on investments and gross unrealized gain (loss) on securities available-for-sale:

Year Ended December 31                                   (in millions)                      1998              1997
--------------------------------------------------------------------------------------------------------------------
Continuing operations:
Pre-tax realized gain (loss) on securities available-for-sale................              $ 19.0           $112.2
Federal income taxes @ 35%...................................................                 6.7             39.3
                                                                                             ----            -----
     Realized gain (loss) on securities available-for-sale...................              $ 12.3           $ 72.9

Discontinued operations:
Pre-tax realized gain (loss) on securities available-for-sale................              $  --            $ 38.2
Federal income taxes @ 35%...................................................                 --              13.4
                                                                                           ------             ----
    Realized gain (loss) on securities available-for-sale....................              $  --            $ 24.8

Previously  unrealized  gains on securities that became realized at time of sale of discontinued operations:
Pre-tax......................................................................              $  --            $271.7
After-tax....................................................................                 --             176.6

Gross unrealized gain (loss) on securities  available-  for-sale  arising during the year:
Pre-tax......................................................................              $179.1           $256.9
After-tax....................................................................               116.4            197.0

11. Acquisitions/Sales of Subsidiaries, Discontinued Operations and Organizational Review

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

In October 1996, LNC purchased a block of group tax-qualified annuity business from UNUM Corporation's affiliates. The bulk of the transaction was completed in the form of a reinsurance transaction, which resulted in a ceding commission of $71,800,000. The ceding commission, along with $67,000,000 to cover expenses associated with the purchase, represents the present value of business in-force and accordingly has been classified as an intangible asset. LNC's assets and liabilities increased $3,200,000,000 as a result of this transaction.

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

On June 9, 1997, LNC announced that it agreed to sell its 83.3% ownership in American States Financial Corporation for $2,650,000,000. As this sale resulted in an exit from the property-casualty business (previously a business segment), the financial data from the units being sold are shown as discontinued operations in the accompanying financial statements. June 9, 1997, is the measurement date for purposes of discontinued operations. Following the closing of this transaction on October 1, 1997, the gain on sale of $776,900,000 ($1,224,500,000 pre-tax) was recorded within discontinued operations. LNC used these proceeds to repurchase $341,800,000, (4,993,281 shares) of its own common stock, retire $86,700,000 of long-term debt, purchase a 49% ownership in Seguros Serfin Lincoln for $85,000,000 pay income taxes of $447,600,000 related to the sale of discontinued operations and purchase a block of individual life insurance and annuity business for $1,642,500,000 (see below). The remainder was used to pay off a portion of LNC's short-term debt and to invest for general corporate purposes, then later used to fund a portion of the purchase of another block of individual life insurance business.

Net Income from discontinued operations was as follows:
                                                    Nine Months       Year Ended
                                                 Ended September     December 31
                 (in millions)                       30, 1997             1996
--------------------------------------------------------------------------------
Revenue . . . . . . . . . . . . . . . . .            $1,538.5           $1,987.7
Benefits and expenses....................             1,363.6            1,799.0
                                                      -------            -------
    Pre-tax net income....................              174.9              188.7
Federal income taxes......................               40.0               31.5
                                                     --------           --------
    Net income............................           $  134.9           $  157.2

On January 2, 1998, LNC acquired of a block of individual life insurance and annuity business from CIGNA Corporation for $1,414,000,000. Additional funds ($228,500,000) were required to provide additional capital for the Life Insurance and Annuities segment to support this business and to cover expenses associated with the purchase. Funding used to complete this acquisition was from the proceeds of the sale of the property-casualty business in 1997 (see note 11 on page 65). This transaction was accounted for using purchase accounting and, accordingly, operating results generated by this block of business after the closing date are included in LNC's consolidated financial statements. At the time of closing, this block of business had liabilities, measured on a statutory basis, of $5,500,000,000 that became LNC's obligation. LNC also received assets measured on a historical statutory basis, equal to the liabilities. Subsequent to this acquisition, LNC announced that it had reached an agreement to sell the administration rights to a variable annuity portfolio that had been acquired as part of the block of business acquired January 2, 1998. This sale closed on October 12, 1998 with an effective date of August 1, 1998. The application of purchase accounting to this block of business, net of the administration rights sold, resulted in goodwill and other intangible assets of $807,000,000 and $464,000,000, respectively. Pursuant to the terms of the acquisition agreement LNC and CIGNA are in the final stages of agreeing to the value of these assets and liabilities. Any changes to these values that may occur in future periods will not be material to LNC's financial position. In connection with the completion of this acquisition, LNC recorded a charge to its Life Insurance and Annuities segment during the first quarter of 1998 of $20,000,000 ($31,000,000 pre-tax). This restructuring charge covered certain costs of integrating the existing operations with the new block of business.

On October 1, 1998, LNC acquired a block of individual life insurance from Aetna, Inc for $1,000,000,000. Funding used to complete this acquisition was primarily from public securities offered in 1998 (see note 5 on page 51). This transaction was accounted for using purchase accounting and, accordingly, the operating results generated by this block of business after the closing date are included in LNC's consolidated financial statements. At the time of closing this block of business had liabilities measured on a statutory basis, of $3,300,000,000 that became LNC's obligation. LNC also received assets, measured on a historical statutory basis, equal to the liabilities. In August of 1998, LNC announced that it had reached an agreement to sell the sponsored life business acquired as part of the Aetna block of business. This sale closed on October 14, 1998 with an effective date of October 1, 1998 at a sales price of $99,500,000. During 1997, after deducting the sponsored life income statement amounts, the Aetna block produced premiums and fees of $227,800,000 and earnings of $65,000,000 on a basis of generally accepted accounting principles (prior to adjustments required by purchase accounting). The initial application of purchase accounting to this block of business, net of the sponsored life business resulted in goodwill and other intangibles of $220,000,000 and $871,000,000, respectively. Additional analysis of this block of business may result in a change in the amounts or the shifting of amounts between goodwill and other intangible assets.

The consolidated proforma results of operations shown below assumes that the two blocks of business described in the preceding paragraphs were purchased on January 1, 1997.

                                                                                        (unaudited)
Year Ended December 31   (in millions, except per share data)                               1998             1997
--------------------------------------------------------------------------------------------------------------------
Revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . ....         $6,469.4         $6,366.4
Net income from continuing operations...........................................            547.3            145.5
Net income......................................................................            547.3          1,057.3

Net income from continuing operation per diluted share..........................         $   5.38         $   1.40
Net income per diluted share....................................................             5.38            10.17

This proforma financial information is not necessarily indicative of the actual results that would have occurred had the purchases been made on January 1, 1997 or of the results which may occur in the future.

As noted above, LNC has been involved in a series of divestitures and acquisitions during the last few years. These changes, along with on-going and increasing competitive pressures within the business LNC operates in, led to a decision to initiate an organizational/expense review. This review, which centered around the size and make-up of the parent company, was completed in the fourth quarter of 1998. As a result, LNC recorded a restructuring charge of $14,300,000 ($22,000,000 pre-tax) in the fourth quarter of 1998 to provide severance for the personnel that were eliminated and to cover costs associated with the resulting excess office space and equipment.






Report of Ernst & Young LLP, Independent Auditors

Board of Directors
Lincoln National Corporation

We have audited the accompanying consolidated balance sheets of Lincoln National Corporation as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lincoln National Corporation at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

Ernst & Young LLP


Fort Wayne, Indiana
February 1, 1999












Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

There have been no disagreements with LNC's independent auditors which are reportable pursuant to Item 304 of Regulation S-K.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information for this item relating to directors of LNC is incorporated by reference to the sections captioned "NOMINEES FOR DIRECTOR", "DIRECTORS CONTINUING IN OFFICE" and "COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES AND EXCHANGE ACT OF 1934", of LNC's Proxy Statement for the Annual Meeting scheduled for May 13, 1999.

Executive Officers of the Registrant as of March 1, 1999 were as follows:

Name                          Age**    Position with LNC and Business Experience During the Past Five Years
Jon A. Boscia,                 47      President, Chief Executive Officer and Director, LNC (since November
                                       1998). President and Director, LNC (since January 1998).  Chief
                                       Executive Officer, Lincoln Life* (1996 - January, 1998).  President, Chief
                                       Operating Officer, Lincoln Life* (1994-1996).  Executive Vice President,
                                       LNC (1991-1994).  President, Lincoln National Investment Companies
                                       ("LNIC")* (1991-1994).

Bernard G. Brown               48      Managing Director, Lincoln National (UK)* (since January 1998).
                                       Operations Director, Lincoln National (UK)* (1995 - January 1998).
                                       Managing Director, Liberty Life Assurance Company, Ltd. (1992- 1995).

George E. Davis                56      Senior Vice President, LNC (since 1993).

Jack D. Hunter                 62      Executive Vice President, LNC (since 1986).  General Counsel (since
                                       1971).

Barbara S. Kowalczyk           48      Senior Vice President, LNC (since 1994).  Senior Vice President,
                                       LNIC* (1992-1994).

H. Thomas McMeekin             46      Executive Vice President, LNC (since 1994). President, LNIC* (1994-
                                       1996).  Senior Vice President, LNC (1992-1994).

Jeffrey J. Nick                46      President and Chief Executive Officer, LNI* (since 1996). Managing
                                       Director, Lincoln National (UK)* (1992-1996).

Lawrence T. Rowland            47      President and Chief Executive Officer, Lincoln National Reassurance
                                       Company* and other Lincoln Re affiliates* (since 1996).  Senior Vice
                                       President, LNRC* (1995-1996).  Vice President, Lincoln Re* (1991-
                                       1994).

Gabriel L. Shaheen             45      President and Chief Executive Officer, Lincoln Life* (since January 1998).
                                       Managing Director, Lincoln National (UK)* (1996 - January 1998).
                                       President and Chief Executive Officer, Lincoln Re* (1994-1996).  Senior
                                       Vice President, Lincoln Life* (1991-1994).

Donald L. Van Wyngarden        59      Second Vice President and Controller, LNC (since 1975).

Richard C. Vaughan             49      Executive Vice President and Chief Financial Officer, LNC (since 1995).
                                       Senior Vice President and Chief Financial Officer, LNC (1992-1994).

 * Denotes a subsidiary of LNC
** Age shown is based on nearest birthdate to March 1, 1999.

There is no family relationship between any of the foregoing executive officers, all of whom are elected annually.

Item 11. Executive Compensation

Information for this item is incorporated by reference to the section captioned "EXECUTIVE COMPENSATION" of LNC's Proxy Statement for the Annual Meeting scheduled for May 13, 1999.


Item 12. Security Ownership of Certain Beneficial Owners and Management

Information for this item is incorporated by reference to the sections captioned "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS" and "SECURITY OWNERSHIP OF DIRECTORS, NOMINEES AND EXECUTIVE OFFICERS" of LNC's Proxy Statement for the Annual Meeting scheduled for May 13, 1999.


Item 13. Certain Relationships and Related Transactions

Information for this item is incorporated by reference to the section captioned "TERMINATION OF EMPLOYMENT ARRANGEMENT" of LNC's Proxy Statement for the Annual Meeting scheduled for May 13, 1999.


PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K


Item 14(a)(1) Financial Statements

The following consolidated financial statements of Lincoln National Corporation are included in Item 8:

   Consolidated Balance Sheets - December 31, 1998 and 1997

   Consolidated Statements of Income - Years ended December 31, 1998, 1997 and 1996

   Consolidated Statements of Shareholders' Equity - Years ended December 31, 1998, 1997 and 1996

   Consolidated Statements of Cash Flows - Years ended December 31, 1998, 1997 and 1996

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

Item 14(a)(3) Listing of Exhibits

The following exhibits of Lincoln National Corporation are included in Item 14 -
Note: The numbers preceding the exhibits correspond to the specific numbers within Item 601 of Regulation S-K.):

    3(a) The Articles of Incorporation of LNC as last amended effective May 12, 1994.

    3(b) The Bylaws of LNC as last amended January 14, 1998 is incorporated by reference to Exhibit 3(b) of LNC's Form 10-K for the year ended December 31, 1997, filed with the Commission on March 18, 1998.

    4(a) Indenture of LNC dated as of January 15, 1987 is incorporated by reference to Exhibit 4(a) of LNC's Form 10-K for the year ended December 31, 1994, filed with the Commission on March 27, 1995.

    4(b) First Supplemental Indenture dated as of July 1, 1992, to Indenture of LNC dated as of January 15, 1987 is incorporated by reference to
           Exhibit 4(b) of LNC's Form 10-K for the year ended December 31, 1996, filed with the Commission on March 13, 1997.

    4(c) Specimen Notes for 7 1/8% Notes due July 15, 1999 and for 7 5/8% Notes due July 15, 2002 are incorporated by reference to Exhibit 4(c) of LNC's Form 10-K for the year ended December 31, 1996, filed with the Commission on March 13, 1997.

    4(d) Rights Agreement of LNC as last amended November 14, 1996 is incorporated by reference to LNC's Form 8-K filed with the Commission on November 22, 1996.

    4(e) Indenture of LNC dated as of September 15, 1994, between LNC and The Bank of New York, as Trustee.

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

    4(h)   Specimen  of  LNC's  9  1/8%   Debentures  due  October  1,  2024  is
           incorporated by reference to Schedule I of LNC's Form 8-K filed with the Commission on September 29, 1994.

    4(I) Specimen of LNC's 7 1/4% Debenture due May 15, 2005 is incorporated by reference to Schedule III of LNC's Form 8-K filed with the Commission on May 17, 1995.

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

    4(o) Form of Amended and Restated Declaration of Trust for Lincoln National Capital I and Lincoln National Capital II between LNC, as depositor, The First National Bank of Chicago, as property trustee, First Chicago Delaware, Inc., as Delaware trustee, and certain administrative trustees is incorporated by reference to Exhibit 4(o) of LNC's Registration Statement (Commission File No.
           333-4133) filed with the commission on May 21, 1996.

    4(p) Specimen of 6 1/2% Notes due March 15, 2008 incorporated by reference to Exhibit 4.1 LNC's Form 8-K filed with the commission on March 24, 1998.

    4(q)   Specimen of 7% Notes due March 15, 2018  incorporated by reference to
           Exhibit 4.2 of LNC's Form 8-K filed with the Commission on March 24, 1998.

    4(r) Amended and Restated Trust Agreement for Lincoln National Capital III between LNC, as depositor, The First National Bank of Chicago, as property trustee, First Chicago Delaware, Inc. as Delaware trustee, and the administrative trustees is incorporated by reference to
           Exhibit 4.1 of LNC's Form 8-K filed with the Commission on July 30, 1998.

    4(s) Form of 7.40% Trust Originated Preferred Securities, Series C, of Lincoln National Capital III is incorporated by reference to Exhibit
           4.2 of LNC's Form 8-K filed with the Commission on July 30, 1998.

    4(t) Guarantee Agreement for Lincoln National Capital III is incorporated by reference to Exhibit 4.4 of LNC's Form 8-K filed with the Commission on July 30, 1998.

    4(u) Amended and Restated Trust Agreement for Lincoln National Capital IV between LNC, as depositor, The First National Bank of Chicago, a property trustee, First Chicago Delaware Inc., as Delaware trustee, and the administrative trustees is incorporated by reference to
           Exhibit 4.1 of LNC's Form 8-K filed with the Commission on August 27, 1998.

    4(v) Form of Income Prides Certificate of Lincoln National Capital IV is incorporated by reference to Exhibit 4.7 of LNC's Form 8-K filed with the Commission on August 27, 1998.

    4(w) Form of Growth Prides Certificates of Lincoln National Capital IV is incorporated by reference to Exhibit 4.8 of LNC's Form 8-K filed with the Commission on August 27, 1998.

    4(x) Guarantee Agreement for Lincoln National Capital IV is incorporated by reference to Exhibit 4.5 of LNC's Form 8-K filed with the Commission on August 27, 1998.

    4(y) Purchase Contract Agreement between LNC and The First National Bank of Chicago, as Purchase Contract Agent, relating to Lincoln National Capital IV is incorporated by reference to Exhibit 4.6 of LNC's Form 8-K filed with the Commission on August 27, 1998.

    4(z) Pledge Agreement among LNC, The Chase Manhattan Bank, as agent, and The First National Bank of Chicago, as Purchase Agent, relating to Lincoln National Capital IV is incorporated by reference to Exhibit
           4.9 of LNC's Form 8-K filed with the Commission on August 27, 1998.

   10(a)*  The Lincoln National Corporation 1986 Stock Option Incentive Plan.

   10(b)* The Lincoln National Corporation Executives' Salary Continuation Plan as last amended January 1, 1992 is incorporated by reference to
           Exhibit 10(c) LNC's Form 10-K for the year ended December 31, 1997, filed with the Commission on March 18, 1998.

   10(c)* The Lincoln National Corporation Executive Value Sharing Plan as Amended and Restated effective January 1, 1994.

   10(d)* Lincoln National Corporation Executives' Severance Benefit Plan as Amended and Restated effective November 9, 1995 is incorporated by reference to Exhibit 10(e) of LNC's Form 10-K for the year ended December 31, 1995, filed with the Commission on March 27, 1996.

   10(e)* The Lincoln National Corporation Outside Directors Retirement Plan as last amended effective March 15, 1990 is incorporated by reference to
           Exhibit 10(f) of LNC's Form 10-K for the year ended December 31, 1995, filed with the Commission on March 27, 1996.

   10(f)* The Lincoln National Corporation Outside Directors Benefits Plan is incorporated by reference to Exhibit 10(g) of LNC's Form 10-K for the year ended December 31, 1997, filed with the Commission on March 18, 1998.

   10(g)* Lincoln National Corporation Directors' Value Sharing Plan as last amended effective May 14, 1998 is incorporated by reference to
           Exhibit 10(6) of LNC's Form 10-Q for the quarter ended June 30, 1998, filed with the Commission on July 27, 1998.

   10(h)* Lincoln National Corporation Executive Deferred Compensation Plan for Employees (Commission File No. 33-51721) as last amended effective February 16, 1998 is incorporated by reference to Exhibit 10(I) of LNC's Form 10-K for the year ended December 31, 1997, filed with the Commission on March 18, 1998.

   10(I)* Lincoln National Corporation 1993 Stock Plan for Non-Employee Directors (Commission File No.33-58113) as last amended effective November 11, 1998.

   10(j)* Lincoln National Corporation Executives' Excess Compensation Benefit Plan.

   10(k)* Lincoln National Corporation 1997 Incentive Compensation Plan as last amended effective May 14, 1998 is incorporated by reference to
           Exhibit 10(a) of LNC's Form 10-Q for the quarter ended June 30, 1998, filed with the Commission on July 27, 1998.

   10(l)*  Descriptions of compensation arrangements with Executive Officers.

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

   10(o)   Lease and  Agreement  dated  December 1, 1994,  with respect to LNC's
           Corporate Office located at 200 East Berry Street, Fort Wayne, Indiana, are incorporated by reference to Exhibit 10(p) of LNC's Form 10-K for the year ended December 31, 1994, filed with the Commission on March 27, 1995.

   10(p) Agreement of Lease dated February 17, 1998, with respect to Lincoln Life's life products headquarters located at 350 Church Street, Hartford, Connecticut is incorporated by reference to Exhibit 10(q) of LNC's Form 10-K for the year ended December 31, 1997, filed with the Commission on March 18, 1998.

           *This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14 of this report.

   12      Historical Ratio of Earnings to Fixed Charges.
   21      List of Subsidiaries of LNC.
   23      Consent of Ernst & Young LLP, Independent Auditors.
   27      Financial Data Schedule.


Item 14(b)

During the fourth quarter of 1998, LNC filed a Form 8-K and Form 8-K/A with the Commission regarding LNC's acquisition of a block of individual life insurance from Aetna, Inc. These filings which were dated October 14, 1998 and December 14, 1998 include pro forma information and audited statements covering the business acquired.

Item 14(c)

The exhibits of Lincoln National Corporation are listed in Item 14(a)(3) above.


Item 14(d)

The financial statement schedules for Lincoln National Corporation follow on pages 73 through 79.

                          LINCOLN NATIONAL CORPORATION

          SCHEDULE I - SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS
                               IN RELATED PARTIES

December 31, 1998                           (000s omitted)

  Column A                                                            Column B         Column C         Column D
                                                                                                          Amount
                                                                                                        at Which
                                                                                                    Shown in the
Type of Investment                                                       Cost           Value      Balance Sheet

Fixed maturity securities available-for-sale:

  Bonds:
    United States Government and government
      agencies and authorities..............................        $1,043,850       $1,134,614       $1,134,614
    States, municipalities and political subdivisions.......            15,871           16,738           16,738
    Asset/Mortgage-backed securities........................         4,879,524        5,080,535        5,080,535
    Foreign governments.....................................         1,240,113        1,321,175        1,321,175
    Public utilities........................................         3,130,998        3,325,448        3,325,448
    Convertibles and bonds with warrants attached...........            25,214           24,325           24,325
    All other corporate bonds...............................        18,133,334       19,155,425       19,155,425
  Redeemable preferred stocks...............................           170,654          174,632          174,632
                                                                   -----------      -----------      -----------
      Total.................................................        28,639,558       30,232,892       30,232,892

Equity securities available-for-sale:

  Common stocks:
    Public utilities........................................            20,913           24,466           24,466
    Banks, trusts and insurance companies...................            37,777           41,990           41,990
    Industrial, miscellaneous and all other.................           296,287          396,614          396,614
    Nonredeemable preferred stocks..........................            81,741           79,773           79,773
                                                                   -----------       ----------       ----------
     Total Equity Securities................................           436,718          542,843          542,843

Mortgage loans on real estate...............................         4,397,876                         4,393,082(1)

Real estate:
    Investment properties...................................           470,095                           470,095
    Acquired in satisfaction of debt........................            18,627                            18,627

Policy loans................................................         1,839,970                         1,839,970

Other investments...........................................           431,964                           431,964
                                                                   -----------                       -----------

     Total Investments......................................       $36,234,808                       $37,929,473



(1) Investments deemed to have declines in value that are other than temporary are written down or reserved for to reduce their carrying value to their estimated realizable value.

                          LINCOLN NATIONAL CORPORATION

           SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 BALANCE SHEETS

                                Lincoln National Corporation (Parent Company Only)

December 31                                     (000s omitted)                           1998             1997
----------------------------------------------------------------------------------------------------------------

Assets:
  Investments in subsidiaries*...........................................            $5,642,793       $5,341,786
  Investments...........................................................                 35,717          231,931
  Investment in unconsolidated affiliate................................                 18,811           18,500
  Cash and invested cash**..............................................                495,612        1,230,180
  Property and equipment................................................                  4,437           10,316
  Accrued investment income.............................................                  1,774            4,071
  Receivable from subsidiaries*.........................................                153,300          433,580
  Dividends receivable from subsidiaries*...............................                  6,500           12,875
  Loans to subsidiaries*................................................              1,305,028           32,299
  Goodwill..............................................................                 65,217           66,500
  Federal income taxes recoverable......................................                 31,365            --
  Other assets..........................................................                 80,079           48,470
                                                                                     ----------         --------

    Total Assets........................................................             $7,840,633       $7,430,508


Liabilities and Shareholders' Equity

Liabilities:
  Cash collateral on loaned securities..................................                $50,625       $  123,688
  Dividends payable.....................................................                 55,074           52,167
  Short-term debt.......................................................                149,956           82,767
  Long-term debt........................................................                711,671          510,301
  Loans from subsidiaries*..............................................              1,291,714        1,040,431
  Federal income taxes payable .........................................                  --             418,783
  Accrued expenses and other liabilities................................                193,652          219,456
                                                                                      ---------        ---------

    Total Liabilities...................................................              2,452,692        2,447,593


Shareholders' Equity
  Series A preferred stock..............................................                  1,083            1,153
  Common stock..........................................................                994,472          966,461
  Retained earnings.....................................................              3,790,038        3,533,105
  Foreign currency translation adjustment...............................                 49,979           46,204
  Net unrealized gain on securities available-for-sale
   [including unrealized gain of subsidiaries and
   discontinued operations: 1998 - $531,138; 1997 - $410,281]...........                552,369          435,992
                                                                                     ----------       ----------

     Total Shareholders' Equity.........................................              5,387,941        4,982,915
                                                                                      ---------        ---------

     Total Liabilities and Shareholders' Equity.........................             $7,840,633       $7,430,508


 *Eliminated in consolidation.
**Includes short-term funds invested in behalf of LNC's subsidiaries.

These condensed financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes of Lincoln National Corporation (see pages 36 through 67).

                                LINCOLN NATIONAL

                                Lincoln National Corporation (Parent Company Only)

Year Ended December 31                  (000s omitted)                        1998           1997          1996
-------------------------------------------------------------------------------------------------------------------
Revenue:

  Dividends from subsidiaries*..................................           $268,454   $    250,725       $601,701
  Interest from subsidiaries*...................................             44,068         22,807         18,945
  Equity in earnings of unconsolidated affiliate................              1,636          --             1,428
  Net investment income.........................................             48,597         38,108         21,790
  Realized gain (loss) on investments...........................              1,001         (1,403)          (432)
  Gain on sale of subsidiaries and
    discontinued operations.....................................               --        1,192,226           --
  Other.........................................................              2,202          1,180          1,127
                                                                            --------    -----------       --------
    Total Revenue...............................................            365,958      1,503,643        644,559


Expenses:

  Operating and administrative..................................             41,922         36,540         36,275
  Interest-subsidiaries*........................................             32,251         25,703         23,529
  Interest-other................................................            106,059         85,512         72,086
                                                                            --------      --------       --------
    Total Expenses..............................................            180,232        147,755        131,890
                                                                            -------        -------        -------

    Income before Federal Income Tax Expense
     (Benefit), Equity in Income of Subsidiaries
     and Discontinued Operations, Less Dividends................            185,726      1,355,888        512,669

Federal income tax expense (benefit)............................            (28,891)      389,791         (34,157)
                                                                            -------      ---------        -------

    Income Before Equity in Income of Subsidiaries
     and Discontinued Operations, Less Dividends................            214,617        966,097        546,826

Equity in income of subsidiaries and
  discontinued operations, less dividends.......................            295,158       (32,109)        (33,268)
                                                                            -------      ---------       --------

    Net Income..................................................            $509,775    $  933,988       $513,558


*Eliminated in consolidation.




These condensed financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes of Lincoln National Corporation (see pages 36 through 67).

                          LINCOLN NATIONAL CORPORATION

                            STATEMENTS OF CASH FLOWS

                                Lincoln National Corporation (Parent Company Only)

Year Ended December 31                        (000's omitted)              1998           1997            1996
----------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net income........................................................     $  509,775     $  933,988     $  513,558

Adjustments  to reconcile net income to net cash provided by
(used in) operating
 activities:
   Equity in income of subsidiaries and discontinued
    operations less than (greater than) distributions*............       (288,784)        18,950       (262,268)
   Equity in undistributed earnings of unconsolidated affiliate...         (1,636)         --            (1,428)
   Realized (gain) loss on investments............................         (1,001)         1,403            432
   Gain on sale of subsidiaries and discontinued operations.......           --       (1,192,226)         --
   Tax on sale of discontinued operations.........................           --          415,354          --
   Other..........................................................        (66,445)        26,038        (80,715)
                                                                         --------        -------        -------
     Net Adjustments..............................................       (357,866)      (730,481)      (343,979)
                                                                          -------       ---------       -------
     Net Cash Provided by Operating Activities....................        151,909        203,507        169,579

Cash Flows from Investing Activities:
  Net sales (purchases) of investments............................        188,938          4,157         91,161
  Cash collateral on loaned securities............................        (73,063)       (21,906)       (53,406)
  Decrease (increase) in investment in subsidiaries*..............       (159,458)      (116,824)       217,844
  Sale of (investment in) unconsolidated affiliate................           --          (68,959)       (16,041)
  Sale of discontinued operations.................................       (124,151)       822,500          --
  Net (purchase) sale of property and equipment...................           (256)        (1,417)          (790)
  Other...........................................................        (36,831)        (1,096)       (26,883)
                                                                          -------        --------       -------
    Net Cash Provided by (Used in) Investing Activities...........       (204,821)       616,455        211,885

Cash Flows from Financing Activities:
  Decrease in long-term debt (includes payments and
   transfers to short-term debt)..................................        (99,737)       (86,338)         --
  Issuance of long-term debt......................................        299,198           --            --
  Net increase (decrease) in short-term debt......................         67,189         13,056       (179,033)
  Increase in loans from subsidiaries*............................        251,283        454,311         28,224
  Decrease (increase) in loans to subsidiaries*...................     (1,272,729)       414,669       (303,506)
  Decrease (increase) in receivables from subsidiaries*...........        280,280        (23,000)       (36,000)
  Common stock issued for benefit plans...........................         48,747         33,199           (153)
  Retirement of common stock......................................        (46,871)      (327,585)       (32,716)
  Dividends paid to shareholders..................................       (209,016)      (201,927)      (191,223)
                                                                         --------       ---------       -------
    Net Cash Provided by (Used in) Financing Activities...........       (681,656)       276,385       (714,407)
                                                                         --------        -------        -------

    Net Increase (Decrease) in Cash...............................       (734,568)     1,096,347       (332,943)

Cash and invested cash at beginning-of-year.......................      1,230,180        133,833        466,776
                                                                        ---------        -------        --------

    Cash and Invested Cash at End-of-Year.........................     $  495,612     $1,230,180     $  133,833

*Eliminated in consolidation.

These condensed financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes of Lincoln National Corporation (see pages 36 through 67).

                          LINCOLN NATIONAL CORPORATION
               SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION

              Column A                      Column B       Column C          Column D     Column E     Column F
              --------                    ----------      ----------        ----------   ----------    --------
                                                            Insurance                     Other Policy
                                           Deferred        Policy and                     Claims and
                                          Acquisition        Claim          Unearned        Benefits     Premium
              Segment                       Costs           Reserves        Premiums        Payable      Revenue(1)
Year Ended December 31, 1998           ------------------------------------(000s Omitted)-------------------------
  Life Insurance and Annuities.........   $1,012,635     $14,511,012       $              $            $ 1,330,793
  Lincoln UK...........................      636,254       1,498,820                                       339,518
  Reinsurance..........................      315,477       4,238,609                                     1,224,887
  Investment Management................
  Other (incl. consol. adj's.).........                     (108,459)
                                          ----------      -----------       ---------     -----------   ----------
    Total..............................   $1,964,366     $20,139,982       $   --         $     --     $ 2,895,198
Year Ended December 31, 1997
  Life Insurance and Annuities.........   $  779,703     $ 6,418,417       $              $            $   788,040
  Lincoln UK...........................      563,080       1,442,768                                       336,721
  Reinsurance..........................      281,062       3,513,311                                     1,036,127
  Investment Management................
  Other (incl. consol. adj's.).........                     (108,224)
                                           ---------        ---------       --------      --------      -----------
    Total..............................   $1,623,845     $11,266,272       $   --         $   --       $ 2,160,888
 Year Ended December 31, 1996
  Life Insurance and Annuities.........   $  926,593     $ 6,180,970       $              $            $   676,047
  Lincoln UK...........................      440,414       1,252,276                                       306,238
  Reinsurance..........................      322,709       3,144,785                                     1,250,403
  Investment Management................
  Other (incl. consol. adj's.).........                     (120,135)
                                           ----------    ----------        --------       --------     -----------
    Total..............................   $1,689,716     $10,457,896       $   --         $    --      $ 2,232,688

         Column A                          Column G       Column H        Column I        Column J       Column K
         --------                          --------       --------        ---------      ----------      --------
                                                                        Amortization of
                                             Net                        Deferred Policy     Other
                                          Investment                    Acquisition       Operating       Premiums
         Segment                           Income (2)     Benefits         Costs           Expenses( 2)   Written
Year Ended December 31, 1998              --------------------------------------(000s Omitted)---------------------
  Life Insurance and Annuities.........   $2,248,946       $2,118,107       $368,290     $  746,104      $
  Lincoln UK...........................       87,930          150,962         26,252        155,651
  Reinsurance..........................      307,784        1,059,796         45,477        314,903
  Investment Management................          232                                        263,275
  Other (incl. consol. adj's.).........       36,514                                        140,848
                                          ----------       -----------      --------      ---------       -------
    Total..............................   $2,681,406       $3,328,865       $440,019     $1,620,781       $    --
Year Ended December 31, 1997
  Life Insurance and Annuities.........   $1,842,351       $1,646,581       $316,346     $  431,301       $
  Lincoln UK...........................       85,132          339,637          4,342        180,132
  Reinsurance..........................      284,430        1,205,515        147,300        239,135
  Investment Management................          457                                        243,206
  Other (incl. consol. adj's.).........       38,394                                        110,103
                                          ----------       -----------      --------     --------         ------
    Total..............................   $2,250,764       $3,191,733       $467,988     $1,203,877       $    --
Year Ended December 31, 1996
  Life Insurance and Annuities.........   $1,741,649       $1,562,087       $266,343     $  388,020       $
  Lincoln UK...........................       81,955          133,927                       157,732
  Reinsurance..........................      263,870        1,013,867        162,150        253,880
  Investment Management................          701                                        191,416
  Other (incl. consol. adj's)..........         (229)                                                         100,128
                                          ----------       ----------      ----------    ----------        ------
    Total..............................   $2,087,946       $2,709,881       $428,493     $1,091,176        $   --

(1) Includes insurance fees on universal life and other interest sensitive products.
(2) The allocation of expenses between investments and other operations are based on a number of assumptions and estimates. Results would change if different methods were applied.

                          LINCOLN NATIONAL CORPORATION

                            SCHEDULE IV - REINSURANCE

         Column A                         Column B        Column C         Column D        Column E      Column F
         --------                         --------        --------         --------        --------      --------
                                                                                                         Percentage
                                                           Ceded            Assumed                       of Amount
                                          Gross           to Other         from Other       Net            Assumed
                                          Amount         Companies         Companies       Amount           to Net
                                        --------------------------(000s Omitted)----------------------------------
Year Ended December 31, 1998

  Individual life insurance in force...  $187,100,000    $108,100,000    $213,700,000    $292,700,000        73.0%

  Premiums:
    Life insurance and annuities (1)...  $  2,182,847    $    573,532    $    650,807    $  2,260,122        28.8%
    Health insurance...................       147,940         121,848         608,984         635,076        95.9%
                                            ---------         -------       ---------      ----------
      Total............................  $  2,330,787    $    695,380    $  1,259,791    $  2,895,198


Year Ended December 31, 1997

  Individual life insurance in force ..  $125,800,000    $ 37,300,000    $124,000,000    $212,500,000        58.4%

  Premiums:
    Life insurance and annuities (1)...  $  1,235,085        $196,929    $    550,173    $  1,588,329        34.6%
    Health insurance...................       161,693         118,083         528,949         572,559        92.4%
                                              -------      ----------         -------        --------
      Total............................  $  1,396,778    $    315,012    $  1,079,122    $  2,160,888


Year Ended December 31, 1996

  Individual life insurance in force...  $110,700,000     $37,600,000    $130,400,000     $203,500,000       64.0%

  Premiums:
    Life insurance and annuities (1).... $  1,031,740        $ 96,999      $  507,512      $1,442,253        35.2%
    Health insurance...................       168,545          71,636         693,526         790,435        87.7%
                                            ---------          ------        --------        --------
      Total............................  $  1,200,285        $168,635      $1,201,038      $2,232,688





(1) Includes insurance fees on universal life and other interest sensitive products.

                          LINCOLN NATIONAL CORPORATION

                 SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS


       Column A                                        Column B        Column C             Column D       Column E
      -----------                                     ----------    ----------------        ---------      --------
                                                                    Additions
                                                                               Charged
                                                       Balance at   Charged     to Other                   Balance at
      Description                                      Beginning    to Costs    Accounts-   Deductions-    End of
                                                       of Period    Expenses(1) Describe    Describe(2)    Period
                                                     ---------------------------(000's Omitted)----------------------

Year Ended December 31, 1998

Deducted from Asset Accounts:
  Reserve for Mortgage Loans
   on Real Estate..............................         $5,019       $ 675                     $(900)       $4,794
  Reserve for Real Estate......................          1,500                                (1,500)         --

Included in Other Liabilities:
  Investment Guarantees........................            790                                  (467)          323


Year Ended December 31, 1997

Deducted from Asset Accounts:
  Reserve for Mortgage Loans
   on Real Estate..............................        $12,385      $1,778                   $(9,144)       $5,019
  Reserve for Real Estate......................          3,000                                (1,500)        1,500

Included in Other Liabilities:
  Investment Guarantees........................         1,775                                   (985)          790


Year Ended December 31, 1996

Deducted from Asset Accounts:
  Reserve for Mortgage Loans
   on Real Estate..............................        $29,592      $3,136                  $(20,343)      $12,385
  Reserve for Real Estate......................         58,029       3,000     $(51,517)      (6,512)        3,000
  Reserve for Other Long-term,
   Investments.................................         13,644        (388)     (12,971)        (285)        --

Included in Other Liabilities:
  Investment Guarantees........................         7,099         (886)                   (4,438)        1,775




(1) Excludes charges for the direct write-offs of assets. The negative amounts shown in the additions columns represent improvement in the underlying assets and guarantees for which valuation accounts had previously been established.

(2) Deductions reflect sales or foreclosures of the underlying holdings.

                          LINCOLN NATIONAL CORPORATION
                EXHIBIT INDEX FOR THE ANNUAL REPORT ON FORM 10-K

                      For the Year Ended December 31, 1998
Exhibit
Number                                                                                                      Page
 3(a)         Articles of Incorporation dated as of May 12, 1994.                                            82
 3(b)         Bylaws of LNC as last amended May 15,  1997.*
 4(a)         Indenture of LNC dated as of January 15, 1987.*
 4(b)         LNC First Supplemental  Indenture  dated July 1, 1992, to
              Indenture  of LNC dated as of January 15,  1987.*
 4(c)         Specimen  Notes for 7 1/8% Notes due July 15, 1999 and
              7 5/8% Notes due July 15,  2002.*
 4(d)         Rights  Agreement  dated  November 14, 1996.*
 4(e)         Indenture of LNC dated as of September 15, 1994.                                               120
 4(f)         Form of Note dated as of September 15, 1994.*
 4(g)         Form of Zero Coupon Security dated as of September 15, 1994.*
 4(h)         Specimen Debenture for 9 1/8% Notes due October 1, 2024.*
 4(I)         Specimen of 7 1/4% Debenture due May 15, 2005.*
 4(j)         Junior Subordinated Indenture of LNC as of May 1, 1996.*
 4(k)         Guarantee Agreement for Lincoln National Capital I.*
 4(l)         Guarantee Agreement for Lincoln National Capital II.*
 4(m)         Form of Lincoln National Capital I Preferred Securities, Series A.*
 4(n)         Form of Lincoln National Capital II Preferred Securities, Series B.*
 4(o)         Declaration of Trust for Lincoln National Capital I.*
 4(p)         Specimen Notes for 6 1/2% Notes due March 15, 2008.*
 4(q)         Specimen Notes for 7% Notes due March 15, 2018.*
 4(r)         Trust Agreement for Lincoln National Capital III.*
 4(s)         Form of Lincoln National Capital III Preferred Securities, Series C.*
 4(t)         Guarantee Agreement for Lincoln National Capital III.*
 4(u)         Trust Agreement for Lincoln National Capital IV.*
 4(v)         Form of Lincoln National Capital IV Income Prides Certificates.*
 4(w)         Form of Lincoln National Capital IV Growth Pride Certificates.*
 4(x)         Guarantee Agreement for Lincoln National Capital IV.*
 4(y)         Purchase Contract Agreement for Lincoln National Capital IV.*
 4(z)         Pledge Agreement for Lincoln National Capital IV.*
10(a)         LNC 1986 Stock Option Plan.                                                                150
10(b)         The LNC Executives' Salary Continuation Plan.*
10(c)         LNC Executive Value Sharing Plan                                                           165
10(d)         LNC Executives' Severance Benefit Plan.*
10(e)         The LNC Outside Directors Retirement Plan.*
10(f)         The LNC Outside Directors Benefits Plan.*
10(g)         LNC Directors' Value Sharing Plan.*
10(h)         The LNC Executive Deferred Compensation Plan for Employees.*
10(i)         LNC 1993 Stock Plan for Non-Employee Directors.                                            171
10(j)         LNC Executives' Excess Compensation Benefit Plan.                                          177
10(k)         LNC 1997 Incentive Compensation Plan.*
10(l)         Description of compensation arrangements with Executive Officers.                          181
10(m)         Lease and Agreement-Lincoln Life's home office property.*
10(n)         Lease and Agreement-additional Lincoln Life home office property.*
10(o)         Lease-LNC's Corporate Offices.*
10(p)         Lease and Agreement-additional Lincoln Life headquarter property.*

12            Historical Ratio of Earnings to Fixed Charges.                                             205
21            List of Subsidiaries of LNC.                                                               206
23            Consent of Ernst & Young LLP, Independent Auditors.                                        217
27            Financial Data Schedule.                                                                   218

              *Incorporated by Reference

                                       81

                                 Signature Page

                          LINCOLN NATIONAL CORPORATION
Pursuant to the requirements
of Section 13 or 15(d) of
the Securities Exchange Act                                                     By /s/ Jon A. Boscia                  March 11, 1999
                                                                                   -------------------------------------------------
of 1934, LNC has duly caused                                                       Jon A. Boscia
this report to be signed on                                                        (President, Chief Executive Officer and
its behalf by the under-                                                           Director)
signed, thereunto duly
authorized.                                                                     By /s/ Richard C. Vaughan             March 11, 1999
                                                                                   -------------------------------------------------
                                                                                   Richard C. Vaughan
                                                                                   (Executive Vice President and Chief
                                                                                   Financial Officer)

                                                                                By /s/ Donald L. Van Wyngarden        March 11, 1999
                                                                                   -------------------------------------------------
                                                                                   Donald L. Van Wyngarden
                                                                                   (Second Vice President and Controller)



Pursuant to the requirements                                                    By /s/ J. Patrick Barrett             March 11, 1999
                                                                                   -------------------------------------------------
of the Securities Exchange                                                         J. Patrick Barrett
Act of 1934, this report
has been signed below by                                                        By /s/ Thomas D. Bell, Jr.            March 11, 1999
                                                                                   -------------------------------------------------
the following Directors                                                            Thomas D. Bell, Jr
of LNC on the date indicated.
                                                                                By /s/ Daniel R. Efroymson            March 11, 1999
                                                                                   -------------------------------------------------
                                                                                   Daniel R. Efroymson

                                                                                By /s/ Eric G. Johnson                March 11, 1999
                                                                                   -------------------------------------------------
                                                                                   Eric G. Johnson

                                                                                By /s/ Harry L. Kavetas               March 11, 1999
                                                                                   -------------------------------------------------
                                                                                   Harry L. Kavetas

                                                                                By /s/ M. Leanne Lachman              March 11, 1999
                                                                                   -------------------------------------------------
                                                                                   M. Leanne Lachman

                                                                                By /s/ Roel Pieper                    March 11, 1999
                                                                                   -------------------------------------------------
                                                                                   Roel Pieper

                                                                                By /s/ John M. Pietruski              March 11, 1999
                                                                                   -------------------------------------------------
                                                                                   John M. Pietruski

                                                                                By /s/ Ian M. Rolland                 March 11, 1999
                                                                                   -------------------------------------------------
                                                                                   Ian M. Rolland

                                                                                By /s/ Jill S. Ruckelshaus            March 11, 1999
                                                                                   -------------------------------------------------
                                                                                   Jill S. Ruckelshaus

                                                                                By /s/ Gilbert R. Whitaker,Jr.        March 11, 1999
                                                                                   -------------------------------------------------
                                                                                   Gilbert R. Whitaker,Jr.