Form 10-Q
period 1999-03-31
LINCOLN NATIONAL CORP
filed 1999-05-10
CIK 59558

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

          QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


         For quarter ended March 31, 1999 Commission file number 1-6028


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



As of April 30, 1999 LNC had 100,169,741 shares of Common Stock outstanding.

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

                                     Page 1 of

PART I - FINANCIAL INFORMATION

Item 1  Financial Statements


                                           LINCOLN NATIONAL CORPORATION

                                           CONSOLIDATED BALANCE SHEETS

                                                                                March 31            December 31
                                                    (000s omitted)                  1999                   1998
                                                    --------------                  ----                   ----
ASSETS

Investments:

  Securities available-for-sale, at fair value:
    Fixed maturity (cost 1999 -$29,681,366;
      1998 - $28,639,558).........................................           $30,577,880            $30,232,892
    Equity (cost 1999 - $379,935;
      1998 - $436,718)............................................               480,815                542,843
  Mortgage loans on real estate...................................             4,344,590              4,393,082
  Real estate.....................................................               471,831                488,722
  Policy loans....................................................             1,842,387              1,839,970
  Other investments...............................................               411,939                431,964
                                                                              ----------            -----------

    Total Investments.............................................            38,129,442             37,929,473

Investment in unconsolidated affiliates...........................                20,520                 18,811

Cash and invested cash............................................             2,327,046              2,433,350

Property and equipment............................................               177,992                174,762

Deferred acquisition costs........................................             2,112,187              1,964,366

Premiums and fees receivable......................................               241,819                246,203

Accrued investment income.........................................               585,611                528,500

Assets held in separate accounts..................................            44,339,393             43,408,858

Federal income taxes..............................................               286,037                204,075

Amounts recoverable from reinsurers...............................             3,124,498              3,127,093

Goodwill..........................................................             1,404,597              1,484,343

Other intangible assets...........................................             1,845,354              1,848,442

Other assets......................................................               755,782                467,984
                                                                              ---------              ---------

    Total Assets..................................................           $95,350,278            $93,836,260


See notes to consolidated financial statements on pages 7 - 11.

                                           LINCOLN NATIONAL CORPORATION

                                            CONSOLIDATED BALANCE SHEETS
                                                    -CONTINUED-


                                                                                March 31             December 31
                                                         (000s omitted)             1999                    1998
                                                         --------------             ----                    ----

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Insurance and Investment Contract Liabilities:

  Insurance policy and claim reserves..................................        $20,244,319           $20,139,982

  Contractholder funds.................................................         20,600,875            20,753,064

  Liabilities related to separate accounts  ...........................         44,339,393            43,408,858
                                                                                ----------            ----------

     Total Insurance and Investment Contract Liabilities...............         85,184,587            84,301,904

Short-term debt........................................................            281,842               314,610

Long-term debt.........................................................            712,146               712,171

Minority interest - preferred securities
  of subsidiary companies..............................................            745,000               745,000

Other liabilities......................................................          3,319,282             2,374,634
                                                                                 ---------           -----------

     Total Liabilities.................................................         90,242,857            88,448,319



Shareholders' Equity:
Series A preferred stock-10,000,000 shares authorized
 (3/31/99 liquidation value - $2,546)..................................              1,046                 1,083

Common stock - 800,000,000 shares authorized...........................            995,907               994,472

Retained earnings......................................................          3,825,705             3,790,038

Accumulated Other Comprehensive Income:
  Foreign currency translation adjustment..............................             30,123                49,979
Net unrealized gain on securities available-for-sale...................            254,640               552,369
                                                                                ----------            ----------

     Total Accumulated Other Comprehensive Income......................            284,763               602,348
                                                                                ----------           -----------

     Total Shareholders' Equity........................................          5,107,421             5,387,941
                                                                                ----------            ----------

     Total Liabilities and Shareholders' Equity  ......................        $95,350,278           $93,836,260



See notes to consolidated financial statements on pages 7 - 11.

                                           LINCOLN NATIONAL CORPORATION

                                         CONSOLIDATED STATEMENTS OF INCOME

                                                                                               Three Months Ended
                                                                                                   March 31
                                    (000s omitted, except per share amounts)               1999              1998
                                    ----------------------------------------               ----              ----

Revenue:

  Insurance premiums .......................................................         $  439,063        $  347,589
  Insurance fees............................................................            378,001           299,894
  Investment advisory fees .................................................             58,790            57,879
  Net investment income.....................................................            709,538           658,359
  Equity in earnings of unconsolidated affiliates...........................              1,606             1,497
  Realized gain on investments..............................................              1,927            23,923
  Other revenue and fees ...................................................             86,433            58,878
                                                                                      ---------         ---------

     Total Revenue..........................................................          1,675,358         1,448,019

Benefits and Expenses:

  Benefits..................................................................            891,234           784,637
  Underwriting, acquisition,
   insurance and other expenses  ...........................................            546,535           473,601
  Interest and debt expense  ...............................................             33,104            23,368
                                                                                     ----------         ---------

     Total Benefits and Expenses  ..........................................          1,470,873         1,281,606
                                                                                      ---------         ---------

     Net Income Before Federal Income Taxes   ..............................            204,485           166,413

  Federal income taxes .....................................................             59,423            44,370
                                                                                       --------         ---------

     Net Income  ...........................................................        $   145,062        $  122,043



Net Income Per Common Share-Basic...........................................              $1.44             $1.22

Net Income Per Common Share-Diluted.........................................              $1.42             $1.20


See notes to consolidated financial statements on pages 7 - 11.

                          LINCOLN NATIONAL CORPORATION

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                    Three Months Ended March 31
                                                                  Number of Shares                    Amounts
             (000s omitted from dollar amounts)              1999              1998            1999           1998
             ----------------------------------              ----              ----            ----           ----

Series A Preferred Stock:
  Balance at beginning-of-year .................           32,959            35,091         $ 1,083        $ 1,153
  Conversion into common stock .................           (1,128)             (815)            (37)           (27)
                                                          -------           -------            ----         ------
       Balance at March 31......................           31,831            34,276           1,046          1,126

Common Stock:
  Balance at beginning-of-year .................      101,055,587       100,859,478         994,472        966,461
  Conversion of series A preferred stock........            9,024             6,520              37             27
  Issued for benefit plans   ...................          176,066            82,491           3,811          2,844
  Issued for acquisition of subsidiaries........           44,535                             3,664
  Retirement of common stock ...................         (617,500)         (623,281)         (6,077)        (5,972)
                                                       ---------         ---------         --------        -------
       Balance at March 31  ....................      100,667,712       100,325,208         995,907        963,360

Retained Earnings:
  Balance at beginning-of-year..................                                          3,790,038      3,533,105

  Comprehensive income (loss)...................                                           (172,523)       167,267
  Less other comprehensive income (loss):
   Foreign currency translation.................                                            (19,856)         6,200
   Net unrealized gain (loss) on
    securities available-for-sale...............                                           (297,729)        39,024
                                                                                            -------        -------
       Net Income...............................                                            145,062        122,043

  Retirement of common stock....................                                            (54,227)       (40,899)

  Dividends declared:
  Series A preferred ($.75 per share)...........                                                (24)           (26)
  Common stock (1999-$.55; 1998-$.52)...........                                            (55,144)       (51,888)
                                                                                          ---------     ----------
       Balance at March 31......................                                          3,825,705      3,562,335

Foreign Currency Translation Adjustment:
  Accumulated adjustment at
    beginning-of-year...........................                                             49,979         46,204
  Change during the period......................                                            (19,856)         6,200
                                                                                           ---------       -------
       Balance at March 31......................                                             30,123         52,404

Net Unrealized Gain (Loss) on
  Securities Available-for-Sale:
  Balance at beginning-of-year..................                                            552,369        435,992
  Change during the period......................                                           (297,729)        39,024
                                                                                           ---------       -------
       Balance at March 31......................                                            254,640        475,016

       Total Shareholders' Equity
         at March 31............................                                         $5,107,421     $5,054,241

Common Stock at End of Quarter:
  Assuming conversion of preferred stock........      100,922,360       100,599,416
  Diluted basis.................................      101,612,510       102,080,882

See notes to consolidated financial statements on pages 7 - 11.

                                            LINCOLN NATIONAL CORPORATION

                                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         Three Months Ended
                                                                                             March 31
                                                            (000s omitted)         1999                     1998
                                                            --------------         ----                     ----
Cash Flows from Operating Activities:
  Net income..............................................................   $  145,062              $  122,043
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Deferred acquisition costs..........................................      (81,808)                (30,329)
      Premiums and fees receivable........................................        4,385                  (9,307)
      Accrued investment income...........................................      (57,111)                (16,263)
      Policy liabilities and accruals.....................................       26,238                  98,238
      Contractholder funds................................................      194,333                 153,325
      Amounts recoverable from reinsurers.................................        2,596                  59,914
      Federal income taxes................................................       75,138                  20,004
      Equity in earnings of unconsolidated affiliates.....................       (1,606)                 (1,497)
      Provisions for depreciation   ......................................       25,153                  13,610
      Amortization of goodwill and other intangible assets................       41,387                  39,521
      Realized gain on investments........................................       (1,927)                (23,923)
      Other...............................................................      165,810                 (35,201)
                                                                                -------                  ------
        Net Adjustments...................................................      392,588                 268,092
                                                                                -------                 -------
        Net Cash Provided by Operating Activities.........................      537,650                 390,135

Cash Flows from Investing Activities:
  Securities-available-for-sale:
    Purchases.............................................................   (2,589,991)             (2,446,959)
    Sales.................................................................    1,031,446               2,149,815
    Maturities............................................................      573,102                 106,694
  Purchase of other investments...........................................     (380,397)               (259,830)
  Sale or maturity of other investments...................................      449,699                 448,270
  Purchase of affiliates/blocks of business...............................         --                (1,426,000)
  Increase in cash collateral on loaned securities........................      802,334                 137,238
  Other ..................................................................     (295,665)                 (7,653)
                                                                              ---------              -----------
        Net Cash Provided by (Used in) Investing Activities...............     (409,472)             (1,298,425)

Cash Flows from Financing Activities:
  Decrease in long-term debt (includes payments and
   transfer to short-term debt)...........................................          (91)                    (17)
  Issuance of long-term debt..............................................          --                  299,198
  Net increase (decrease) in short-term debt..............................      (32,767)                 67,688
  Universal life and investment contract deposits.........................      528,355                 827,287
  Universal life and investment contract withdrawals......................     (629,274)             (1,342,499)
  Common stock issued for benefit plans...................................        3,811                   2,844
  Retirement of common stock..............................................      (49,180)                (46,871)
  Dividends paid to shareholders..........................................      (55,336)                (52,368)
                                                                               ---------               --------
        Net Cash Provided by (Used in) Financing Activities...............     (234,482)               (244,738)

        Net Decrease in Cash..............................................     (106,304)             (1,153,028)

Cash and Invested Cash at Beginning-of-Year...............................    2,433,350               3,794,706
                                                                             ----------               ---------

        Cash and Invested Cash at March 31................................   $2,327,046              $2,641,678


See notes to consolidated financial statements on pages 7 - 11.

                          LINCOLN NATIONAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation
The accompanying consolidated financial statements include Lincoln National Corporation ("LNC") and its majority-owned subsidiaries. Through subsidiary companies, LNC operates multiple insurance and investment management businesses. The collective group of companies uses "Lincoln Financial Group" as its marketing identity. Operations are divided into four business segments. Less than majority-owned entities in which LNC has at least a 20% interest are reported on the equity basis. These unaudited consolidated statements have been prepared in conformity with generally accepted accounting principles, except that they do not contain complete notes. However, in the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the results. These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes included in LNC's latest annual report on Form 10-K for the year ended December 31, 1998.

Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1999.

2.  Changes in Accounting Principle
In June 1998, the Financial Accounting Standards Board, issued an accounting standard entitled "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). This standard indicates that adoption may occur at the beginning of any fiscal quarter but no later than the first quarter of 2000. LNC has not completed the analysis necessary to provide a precise estimate of the effect of this statement or to specify the quarter in which it plans to adopt the standard.

On January 1, 1999, LNC implemented the Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 defines internal use software and when the costs associated with internal use software should be capitalized. The implementation did not have a material impact on LNC's financial statements.

3.  Federal Income Taxes
The effective tax rate on net income is lower than the prevailing corporate federal income tax rate. The difference for both 1999 and 1998 resulted principally from tax-preferred investment income.

4.  Restrictions, Commitments and Contingencies
Statutory Restriction. LNC's insurance subsidiaries are subject to certain insurance department regulatory restrictions as to the transfer of funds and payments of dividends to LNC. LNC's primary insurance subsidiary, Lincoln National Life Insurance Company ("Lincoln Life") acquired a block of individual life insurance and annuity business from CIGNA in January 1998 and the domestic individual life insurance business from Aetna in October 1998. These acquisitions were structured as indemnity reinsurance transactions. The statutory accounting regulations do not allow goodwill to be recognized on indemnity reinsurance transactions and therefore, the related statutory ceding commission flows through the statement of operations as an expense resulting in a reduction of earned surplus. As a result of these acquisitions, Lincoln Life's statutory earned surplus is negative and it is necessary for Lincoln Life to obtain the prior approval of the Indiana Insurance Commissioner before paying any dividends to LNC until such time as statutory earned surplus is positive. Statutory earned surplus could return to a positive position within two years from the closing of the Aetna transaction described above assuming a level of statutory earnings coinciding with recent earnings patterns. If statutory earnings are less than recent patterns due, for example, to adverse operating conditions or further indemnity reinsurance transactions of this nature or if dividends are approved or paid at amounts higher than recent history, the statutory earned surplus may not return to a positive position in a two year time frame. Although no assurance can be given, management believes that the approvals for the payment of dividends in amounts consistent with those paid in the past can be obtained. In the event such approvals are not obtained, management believes that LNC can obtain the funds required to satisfy its obligations from its existing credit facilities and other sources.

Disability Income Claims. The liability for disability income claims net of the related asset for amounts recoverable from reinsurers at March 31, 1999 and December 31, 1998 is a net liability of $1.822 billion and $1.813 billion, respectively, excluding deferred acquisition costs. The liability is based on the assumption that recent experience will continue in the future. If incidence levels and/or claim termination rates fluctuate significantly from the assumptions underlying the reserves, adjustments to reserves could be required in the future. Accordingly, this liability may prove to be deficient or excessive. However, it is management's opinion that such future development will not materially affect the consolidated financial position of LNC. LNC reviews reserve levels on an on-going basis.

United Kingdom Pension Products. Operations in the UK include the sale of pension products to individuals. Regulatory agencies have raised questions as to what constitutes appropriate advice to individuals who bought pension products as an alternative to participation in an employer sponsored plan. In cases of inappropriate advice, an extensive investigation may have to be done and the individuals put in a position similar to what would have been attained if they had remained in the employer sponsored plan. At March 31, 1999 and December 31, 1998, liabilities of $167.9 million and $202.1 million, respectively, were carried on the books for this issue. The decrease in the level of the reserve reflects the settlement payouts that have occurred during the three months ended March 31, 1999. These liabilities, which are net of expected recoveries, have been established for the estimated cost of this issue following regulatory guidance as to activities to be undertaken. The expected recoveries from previous owners of companies acquired over the last few years as specified in the indemnification clauses of the purchase agreements were $82.1 million and $84.9 million at March 31, 1999 and December 31, 1998, respectively. These liabilities and recoveries are based on various estimates that are subject to considerable uncertainty. Also, there is further uncertainty from the regulatory perspective as additional guidelines were issued in December of 1998 that extend the review to a wider range client population. These guidelines specify actions expected from the companies that issued such products. Accordingly, these liabilities may prove to be deficient or excessive. However, it is management's opinion that such future development will not materially affect the consolidated financial position of LNC.

Personal Accident Programs. In the past, LNC's Reinsurance segment accepted personal accident reinsurance programs from other insurance companies. Most of these programs are presented to the Reinsurance segment by independent brokers who represent the ceding companies. Certain excess of loss personal accident reinsurance programs created in the London market from 1993 to 1996 have produced and have potential to produce significant losses. The liabilities for these programs, net of related assets recoverable from reinsurers were $177.3 million and $177.4 million at March 31, 1999 and December 31, 1998, respectively. This liability is based on various estimates that are subject to considerable uncertainty. Accordingly, this liability may prove to be deficient or excessive. However, it is management's opinion that future developments in these programs will not materially affect the consolidated financial position of LNC.

LNC continues to investigate its personal accident reinsurance programs, including certain workers compensation programs, which may produce losses. At this time LNC 1) does not have sufficient information to determine whether or not it is probable that additional losses have been incurred and 2) can not accurately estimate the ultimate cost or timing of the outcome on these programs.

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

Other Contingency Matters. LNC and its subsidiaries are involved in various pending or threatened legal proceedings arising from the conduct of business. Most of this litigation is routine in the ordinary course of business. LNC maintains professional liability insurance coverage for claims in excess of $5 million. The degree of applicability of this coverage will depend on the specific facts of each proceeding. In some instances, these proceedings include claims for compensatory and punitive damages and similar types of relief in addition to amounts for alleged contractual liability or requests for equitable relief. After consultation with legal counsel and a review of available facts, it is management's opinion that the ultimate liability, if any, under these suits will not have a material adverse effect on the consolidated financial condition of LNC.

Four lawsuits involving alleged fraud in the sale of interest sensitive universal and whole life insurance policies have been filed as class actions against Lincoln Life, although the court has not certified a class in any of these cases. Two of these lawsuits have been resolved and dismissed. Plaintiffs seek unspecified damages and penalties for themselves and on behalf of the putative class. While the relief sought in these cases is substantial, the cases are in the early stages of litigation, and it is premature to make assessments about potential loss, if any. Management intends to defend these suits vigorously. The amount of liability, if any, which may arise as a result of these suits cannot be reasonably estimated at this time.

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

5.  Segment Disclosures
The following tables show financial data by segment:

                                                                          Three Months Ended        Year Ended
                                                                              March 31              December 31
                                             (in millions)              1999        1998         1998       1997
                                             -------------              ----        ----         ----       ----

Revenue:                                                               (Reclassified)(Reclassified) (Reclassified)
Life Insurance and Annuities...............................         $1,031.3      $875.0      $3,640.7   $2,673.7
Lincoln UK.................................................            119.1       103.5         439.8      427.3
Reinsurance................................................            417.2       352.8       1,576.8    1,381.7
Investment Management......................................            116.8       118.0         466.7      438.6
Other Operations (includes consolidating adjustments)                   (9.0)       (1.3)        (36.9)     (22.8)
                                                                      -------    -------       --------   --------
  Total....................................................         $1,675.4    $1,448.0      $6,087.1   $4,898.5

Net Income (Loss) before Federal Income Taxes:
Life Insurance and Annuities...............................           $162.0     $  98.9        $520.6     $403.5
Lincoln UK.................................................             26.9        26.8         106.9      (96.8)
Reinsurance................................................             50.3        44.1         156.7     (210.2)
Investment Management......................................             (2.3)        9.6          38.8       16.9
Other Operations (includes interest expense)...............            (32.4)      (13.0)       (125.6)     (78.5)
                                                                       ------      -----        ------      -----
  Total....................................................           $204.5      $166.4        $697.4     $ 34.9

Federal Income Taxes (Credits):
Life Insurance and Annuities...............................            $42.9       $21.0        $132.8      $97.0
Lincoln UK.................................................              8.9         9.4          35.2       10.0
Reinsurance................................................             17.8        15.5          54.5      (73.8)
Investment Management......................................              1.0         4.3          16.8       10.9
Other Operations...........................................            (11.2)       (5.8)        (51.7)        (31.4)
                                                                       -----        ----         -----          ----
  Total....................................................            $59.4       $44.4        $187.6      $12.7

Net Income (Loss):
Life Insurance and Annuities...............................           $119.1     $  77.9        $387.8     $306.5
Lincoln UK.................................................             18.0        17.4          71.7     (106.8)
Reinsurance................................................             32.5        28.6         102.2     (136.4)
Investment Management......................................             (3.3)        5.3          22.0        6.0
Other Operations (includes interest expense)...............            (21.2)       (7.2)        (73.9)     (47.1)
                                                                       -----      ------         -----     ------
  Total Net Income from Continuing Operations..............            145.1       122.0         509.8       22.2
Discontinued Operations....................................              --         --             --       911.8
                                                                      -------    -------      --------      -----
  Total Net Income.........................................           $145.1      $122.0        $509.8     $934.0


                                                                     March 31       December 31       December 31
                                              (in millions)              1999              1998              1997

Assets:                                                                          (Reclassified)   (Reclassified)
Life Insurance and Annuities...............................         $75,292.0         $73,966.1         $57,070.5
Lincoln UK.................................................           8,798.1           8,757.3           7,923.8
Reinsurance................................................           6,437.3           6,408.0           5,540.2
Investment Management......................................           1,545.6           1,622.6           1,756.6
Other Operations...........................................           3,277.3           3,082.3           4,883.6
                                                                    ---------        ----------           -------
  Total....................................................         $95,350.3         $93,836.3         $77,174.7

Select data shown above for the Investment Management segment, Life Insurance & Annuities segment and Other Operations for the three months ended March 31, 1998 and the years ended December 31, 1998 and 1997 has been reclassified due to a change in the reporting relationship for LNC's internal investment advisor and 401(k) pension unit.

6.  Earnings Per Share
Per share amounts for net income from continuing operations are shown in the income statement using 1) an earnings per common share basic calculation and 2) an earnings per common share-assuming dilution calculation. Reconciliations of the factors used in the two calculations are as follows:

                                                                                           Three Months Ended
                                                                                               March 31
                                                                                   1999                    1998
                                                                                   ----                    ----
Numerator: [in millions]
Net income from continuing operations,
 as used in basic calculation........................................             $145.1                 $122.0
Dividends on convertible preferred stock.............................                  *                       *
                                                                               --------                  ------
    Net income from continuing
     operations, as used in diluted calculation......................             $145.1                 $122.0
* Less than $100,000.

Denominator: [number of shares]
Weighted average shares, as used in basic calculation..................      100,592,737            100,215,284
Shares to cover conversion of preferred stock..........................          258,129                277,865
Shares to cover restricted stock.......................................          258,270                186,224
Average stock options outstanding during the period.................           3,021,884              3,435,289
Assumed acquisition of shares with assumed proceeds
 and tax benefits from exercising stock options
 (at average market price during the period) ..........................       (2,315,905)            (2,016,142)
                                                                             ------------           ------------
      Weighted-average shares, as used in diluted calculation..........      101,815,115            102,098,520

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

7.  Comprehensive Income

                                                                                            Three Months Ended
                                                                                                 March 31
                                                         (in millions)                1999                   1998
                                                         -------------                ----                   ----
Net income.............................................................            $ 145.1                 $122.0
Foreign currency translation...........................................              (19.9)                   6.2
Net unrealized gain (loss) on securities..............................              (297.7)                  39.1
                                                                                    ------                  -----
     Comprehensive Income (Loss).......................................            $(172.5)                $167.3

8. Acquisition of Individual Life Insurance and Annuity Business and Organizational Review

On January 2, 1998, LNC acquired a block of individual life insurance and annuity business from CIGNA Corporation for $1.414 billion. Additional funds of $228.5 million were required to cover expenses associated with the purchase and to provide additional capital for the Life Insurance and Annuities segment to support this business. Funding used to complete this acquisition was from the proceeds of LNC's sale of the property-casualty business in 1997. This transaction was accounted for using purchase accounting and, accordingly, operating results generated by this block of business after the closing date are included in LNC's consolidated financial statements. At the time of closing, this block of business had liabilities, measured on a statutory basis, of approximately $5.5 billion that became LNC's obligations. LNC also received assets, measured on a historical statutory basis, equal to the liabilities. Subsequent to this acquisition, LNC announced that it had reached an agreement to sell the administration rights to a variable annuity portfolio that had been acquired as a part of the block of business acquired January 2, 1998. The sale closed on October 12, 1998 with an effective date of August 1, 1998. As of March 31, 1999, the application of purchase accounting to this block of business, net of the administration rights sold, resulted in goodwill and other intangible assets of $728 million and $434 million, respectively. The goodwill amount shown includes an adjustment of $58.6 million to the amount shown at December 31, 1998. This adjustment resulted from reaching final agreement with the seller as to the value of the assets and liabilities transferred to LNC. During the first quarter of 1998, in connection with this acquisition, LNC recorded a charge to its Life Insurance and Annuities segment of $20.0 million ($30.8 million pre-tax). This charge was for certain costs of integrating the new block of business with existing operations. The pattern of actual expenses for integrating this block of business have matched the expected expenditures.

On October 1, 1998, LNC acquired the domestic individual life insurance business from Aetna, Inc. for $1.0 billion. This transaction was accounted for using purchase accounting and, accordingly, the operating results generated by this block of business after the closing are included in LNC's consolidated financial statements. At the time of closing, this block of business had estimated liabilities, measured on a statutory basis, of $3.3 billion. These liabilities became LNC's obligations at the time of closing. At closing LNC received assets, measured on a historic statutory basis, equal to the liabilities. On August 7, 1998, LNC announced that it had reached an agreement to sell the sponsored life business acquired as part of the Aetna block of business. The sale closed on October 14, 1998 with an effective date of October 1, 1998 at a sales price of $99.5 million. During 1997, after deducting the sponsored life income statement amounts, the block of business being purchased produced premiums and fees of $227.8 million and net income of $65.0 million on the basis of generally accepted accounting principles (prior to adjustments required by purchase accounting). As of March 31, 1999, the application of purchase accounting to this block of business net of the sponsored life business resulted in goodwill and other intangible assets of $214 million and $852 million, respectively. The additional analysis of this block of business during 1999 could result in a change in the amounts or the shifting of amounts between goodwill and other intangible assets. Approximately one-half of the funding for this acquisition came from available funds within the consolidated group. The other half was from the proceeds of third quarter public securities offerings from available shelf registrations.

During the first quarter of 1999, LNC recorded a charge to its Investment Management segment of $12.1 million ($16.9 million pre-tax). The charge was for certain costs of downsizing and consolidation of back office operations at Lynch & Mayer.

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


REVIEW OF CONSOLIDATED OPERATIONS

The discussion that follows focuses on net income for the three months ended March 31, 1999 compared to the results for the three months ended March 31 1998. As a result of the purchase of a block of individual life insurance business from Aetna in October 1998 (see note 8 on page 11) select income statement accounts increased in 1999 versus 1998. Such increases over comparable 1998 periods are expected to continue through the third quarter of 1999.

Life Insurance and Annuity Premiums
Life insurance and annuity premiums for the first three months of 1999 increased $79.0. million or 38% compared with the first three months of 1998. These increases were the result of increases in business volume from the Life Insurance & Annuities and Reinsurance segments. A portion of the increase from the Life Insurance and Annuities segment is the result of the acquisition of blocks of business described above.

Health Premiums
Health premiums increased $12.5 million or 9% for the first three months of 1999 compared with the first three months of 1998 as a result of increased volumes of business in the Reinsurance segment.

Insurance Fees
Insurance fees in the Life Insurance & Annuities and Lincoln UK segments from universal life, other interest-sensitive life insurance contracts and variable life insurance contracts increased $78.1 million or 26% compared with the first three months of 1998. This increase was the result of increases in the volume of business (including the block of business purchased) and a market-driven increase in the value of existing customer accounts upon which some of the fees are based.

Investment Advisory Fees
Investment advisory fees increased by $0.9 million or 2% for the first three months of 1999 as a result of increased volumes of business.

Net Investment Income
Net investment income increased $51.2 million or 8% when compared with the first three months of 1998. This increase is the result of a 9% increase in mean invested assets, partially offset by a decrease in the overall yield on investments from 7.39% to 7.26% (all calculations on a cost basis). The increase in mean invested assets is the result of increased volumes of business in all the business segments and the acquisition of the block of business described above.

Realized Gain on Investments
The first three months of 1999 and 1998 had realized gains on investments of $1.9 million and $23.9 million, respectively. These gains, which are net of related deferred acquisition costs and expenses, were the result of net gains on sales of investments, less write-downs and provisions for losses. Securities available-for-sale that were deemed to have declines in fair value that are other than temporary were written down. Also, when the underlying value of the property is deemed to be less than the carrying value, LNC records write-downs and allowances on select mortgage loans on real estate, real estate and other investments.

The pre-tax write-downs of securities available-for-sale for the first three months of 1999 and 1998 were $12.4 million and $14.3 million, respectively. The fixed maturity securities to which write-downs apply were generally of investment grade quality at the time of purchase, but were classified as "below investment grade" at the time of the write-downs. During the first three months of 1999, LNC released $0.2 million in reserves on real estate and mortgage loans on real estate compared to reserves released of $1.0 million for the first three months of 1998. Net write-downs and reserve releases for all investments for the three months ended March 31, 1999 and 1998 were $12.2 million and $13.3 million, respectively.

Other Revenue and Fees
Other revenue and fees increased $27.6 million when compared to the first three months of 1998 as the result of increased volumes of fee income from each of the business segments.

Life Insurance and Annuity Benefits
Life insurance and annuity benefits increased $95.4 million or 15% when compared with the first three months of 1998. This increase is the result of increases in business volume from the Life Insurance & Annuities, Lincoln UK and Reinsurance segments. A portion of the increase from the Life Insurance and Annuities segment is the result of the acquisition of the block of business described above.

Health Benefits
Health benefits increased $11.2 million or 8% for the first three months of 1999 when compared with the first three months of 1998 as a result of increased volumes of business.

Underwriting, Acquisition, Insurance and Other Expenses
These expenses increased $72.9 million or 15% for the first three months of 1999 compared with the first three months of 1998. The increase is a result of increases in business volume in the Life Insurance & Annuities segments and the acquisition of the block of business described above.

Interest and Debt Expense
Interest and debt expense increased $9.7 million or 42% as compared with the first three months of 1998. This was the result of higher average debt outstanding.

Federal Income Taxes
Federal income taxes increased $15.1 million in the first three months of 1999 as compared with the first three months of 1998. The increase in federal income taxes is a result of an increase in pre-tax earnings.

Summary
Net income for the first three months of 1999 was $145.1 million or $1.42 per diluted share compared with $122.0 million or $1.20 per diluted share in the first three months of 1998. Excluding realized gains and losses on investments and the restructuring charge, LNC earned $155.7 million for the first three months of 1999 compared with $128.1 million for the first three months of 1998. This increase was the result of increased earnings from each of the business segments.

Century Compliance
The Year 2000 issue is pervasive and complex and affects virtually every aspect of LNC's businesses. LNC's computer systems and interfaces with the computer systems of vendors, suppliers, customers and business partners are particularly vulnerable. LNC and its operating subsidiaries have been redirecting a large portion of internal Information Technology ("IT") efforts and contracting with outside consultants to update systems to address Year 2000 issues. Experts have been engaged to assist in developing work plans, cost estimates and remediation activities.

LNC identified first quarter 1999 expenditures of $14.4 million ($9.4 million after-tax) to address this issue. This brings the expenditures for 1996 through first quarter 1999 to $62.9 million ($40.9 million after-tax). LNC's financial plans for the remainder of 1999 and the year 2000 include expected expenditures of an additional $31.0 million ($20.2 million after-tax) bringing estimated overall Year 2000 expenditures to $93.9 million ($61.1 million after-tax). Because updating systems and procedures is an integral part of LNC's on-going operations, approximately 50% of the expenditures shown above are expected to continue after all Year 2000 issues have been resolved. All Year 2000 expenditures are expected to be funded from operating cash flows. The anticipated cost of addressing Year 2000 issues is based on management's current best estimates which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. LNC's management continues to closely monitor these costs, but there can be no guarantee that actual costs will not be higher than these estimated costs. Specific factors that might cause such differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct relevant computer problems and other uncertainties.

The current scope of the overall Year 2000 program includes the following four major project areas: 1) addressing the readiness of business applications, operating systems and hardware on mainframe, personal computer and Local Area Network platforms (IT); 2) addressing the readiness of embedded chips, end-user developed spreadsheets and software (non-IT); 3) addressing the readiness of key business partners and 4) establishing year 2000 contingency plans.

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

LNC has completed these four phases for over three-fourths of its high priority IT systems including those provided by software vendors. As of March 31, 1999 the status of projects addressing readiness of IT assets is: 100% of IT assets have been inventoried (Phase 1) and assessed (Phase 2); 98% of IT projects have been through the remediation phase (Phase 3) and 81% of IT projects have completed the testing phase (Phase 4) with the last project scheduled to finish testing by the end of June. LNC defines the IT testing phase as comprehensive testing of Year 2000 systems changes for both Year 2000 functionality and regression testing to confirm that the Year 2000 changes have not inadvertently modified existing processing. This IT testing includes simulated future date unit tests, systems tests and integration tests with LNC affiliates and is expected to be completed by June 30, as noted above. Environmental and external agent/vendor testing, which are subject to external factors such as
vendor readiness,   will continue  through  third  quarter  as  planned.
Re-testing of systems as part of the pre-production quality assurance process ("clean management") as well as participation in industry-wide testing will continue throughout the year.

As of March 31, 1999 the status of projects that address readiness of high priority non-IT assets is: 100% of non-IT assets have been inventoried (Phase
1); 97% of non-IT assets have been assessed (Phase 2) 91% of non-IT projects addressing remediation (Phase 3) have been completed and 57% of non-IT projects have completed the testing phase (Phase 4). LNC expects to have all phases related to high priority non-IT completed by the end of October 1999.

Concurrent with the IT and non-IT projects, the readiness of key business partners is being reviewed and Year 2000 contingency plans are being developed.

The most significant categories of key business partners are financial institutions, software vendors, and utility providers (gas, electric and telecommunications). Surveys have been mailed to key business partners. Based on responses received, current levels of readiness are being assessed, follow-up contacts are underway, alternative strategies are being developed and testing is being scheduled or is already underway where feasible. Some of LNC's business partners have indicated that they cannot test with all partners. In those instances where LNC is not testing with a high priority business partner, LNC will review test results of clients having similar systems and determine LNC's comfort level with their testing. This effort is expected to continue well into the third quarter of 1999. As noted above, software vendor assessments are considered part of the IT projects and, therefore, would follow the schedule shown above for such projects.

The complexity of the Year 2000 issue gives rise to numerous uncertainties. Regardless of best efforts, LNC recognizes the possibility that failures may
occur.  LNC   is  putting  significant  emphasis  on  Year  2000  contingency planning. Year 2000 contingency plans are currently being developed. Testing of the plans and training will continue throughout the second half of the year.
Contingency plans consider failures due to either internal or external Y2K events ranging from such things as systems failures to utility outages to external provider failures. Alternative providers have been identified and in some cases contacted; year-end staffing plans are being finalized; manual work arounds are being documented and prioritization processes for problem resolution are being developed.

While LNC is working to meet the various schedules outlined above, some uncertainty remains. Specific factors that give rise to this uncertainty include a possible loss of technical resources to perform the work, failure to identify all susceptible systems, non-compliance by third parties whose systems and operations impact LNC and other uncertainties.

A worst case scenario might include LNC's inability to achieve Year 2000 readiness with respect to one or more of LNC's significant policyholder systems, resulting in a material disruption to LNC's operations. Specifically, LNC could experience an interruption in its ability to collect and process premiums or deposits, process claim payments, accurately maintain policyholder information, accurately maintain accounting records, and/or perform adequate customer service. Should the worst case scenario occur, it could, depending on its duration, have a material impact on LNC's results of operations and financial position. Simple failures might be repaired and returned to production within a matter of hours with no material impact. Unanticipated failures with a longer service disruption period might have a more serious impact. For this reason, LNC is placing significant emphasis on risk management and Year 2000 contingency planning. As noted above, LNC is in the process of modifying its contingency plans to address potential Year 2000 issues. Where these efforts identify either high risks due to unacceptable work around procedures or significant readiness risks, appropriate risk management techniques are being defined. These techniques, such as resource shifting or use of alternate providers, will be employed if needed to provide stronger assurances of readiness. LNC has gone through exercises to identify worst case scenario failures. At this time, LNC believes its plans are sufficient to mitigate identified worst case scenarios.



REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Investments
The total investment portfolio increased $200.0 million in the first three months of 1999. This is the net result of purchases of investments from cash flow generated by the business segments being partially offset by the decrease in the fair value of securities available-for-sale, and by fixed annuity contractholders opting to transfer funds to variable annuity contracts.

The quality of LNC's fixed maturity securities portfolio as of March 31,1999 was as follows:
      Treasuries and AAA     26.3%            BBB                          32.0%
      AA                      7.0%             BB                           4.4%
       A                     27.6%   Less than BB                           2.7%

As of March 31, 1999, $2.2 billion or 7.1% of fixed maturity securities was invested in below investment grade securities (less than BBB). This represents
5.7% of the total investment portfolio. The interest rates available on these below investment grade securities are significantly higher than are available on other corporate debt securities. Also, the risk of loss due to default by the borrower is significantly greater with respect to such below investment grade securities because these securities are generally unsecured, often subordinated to other creditors of the issuer and issued by companies that usually have high levels of indebtedness. LNC attempts to minimize the risks associated with these below investment grade securities by limiting the exposure to any one issuer and by closely monitoring the credit worthiness of such issuers. During the three months ended March 31, 1999, the aggregate cost of such investments purchased was $204.4 million. Aggregate proceeds from such investments sold were $215.8 million, resulting in a net realized pre-tax loss at the time of sale of $22.9 million.

LNC's entire fixed maturity and equity securities portfolio is classified as "available-for-sale" and is carried at fair value. Changes in fair value, net of related deferred acquisition costs, amounts required to satisfy policyholder commitments and taxes, are charged or credited directly to shareholders' equity.

As of March 31, 1999, mortgage loans on real estate and real estate represented 11.4% and 1.2% of LNC's total investment portfolio, respectively. As of March 31, 1999, the underlying properties supporting the mortgage loans on real estate consisted of 26.3% in commercial office buildings, 31.1% in retail stores, 19.1% in apartments, 12.9% in industrial buildings, 5.0% in hotels/motels and 5.6% in other. In addition to the dispersion by property type, the mortgage loan portfolio is geographically diversified throughout the United States.

The following summarizes key information on mortgage loans:

                                                                                    March 31        December 31
                                                            (in millions)               1999               1998
                                                            -------------               ----               ----
Total Portfolio (net of reserves)......................................             $4,344.6           $4,393.1

Mortgage loans two or more payments
 delinquent (incl. in process of foreclosure)..........................                  5.2                2.4
Restructured loans in good standing....................................                 31.5               32.0
Reserve for mortgage loans.............................................                  4.7                4.8

Fixed maturity securities available-for-sale, mortgage loans on real estate and real estate that were non-income producing for the three months ended March 31, 1999 were not significant.

Cash and Invested Cash
Cash and invested cash decreased by $106.3 million in the first three months of 1999, primarily as a result of the purchase and retirement of 617,500 shares of common stock at a cost of $60.3 million.

Deferred Acquisition Costs
Deferred acquisition costs increased $147.8 million during the first three months of 1999 as the net result of increases in new business being partially offset by reductions related to the increase in unrealized gain on securities available-for-sale.

Premiums and Fees Receivable
Premiums and fees receivable decreased $4.4 million in the first three months of 1999 as the result of collection of premium receipts from high fourth quarter sales in the Life Insurance & Annuities segment.

Assets Held in Separate Accounts
This asset account as well as the corresponding liability account increased by $930.5 million in the first three months of 1999 reflecting an increase in annuity funds under management. This increase resulted from new deposits and market appreciation.

Goodwill and Other Intangible Assets
The decrease in these amounts is the result of the amortization of account balances for the three months ended March 31, 1999 and the adjustment made to goodwill resulting from reaching final settlement with the seller as to the value of assets and liabilities transferred to Lincoln on the business acquired January 2, 1998 (see note 8 on page 11).

Other Assets
The increase in other assets of $287.8 million is the result of having a higher receivable related to investment securities sold in the last few days of the first quarter of 1999 versus the end of 1998.

Total Liabilities
Total liabilities increased by $1.8 billion in the first three months of 1999. Insurance policy reserves increased $104.3 million. Contractholder funds decreased $152.2 million which is the net result of new deposits being less than offset by the withdrawal upon maturity of guaranteed interest contracts. Liabilities related to separate accounts increased $930.5 million (see discussion of Assets Held in Separate Accounts above). Total debt decreased $32.8 million. All other liabilities increased $944.6 million as a result of an increase in certain investing activities during the first three months of 1999. LNC's liabilities include some contingency items (see note 4 on page 7).

Shareholders' Equity
Total shareholders' equity decreased $280.5 million in the first three months of 1999. Excluding the decrease of 297.7 million related to a decrease in the unrealized gains on securities available-for-sale, shareholders' equity increased $17.2 million. This increase was the net result of increases due to $145.1 million from net income, $3.8 million from the issuance of common stock related to benefit plans and $3.7 million from the issuance of common stock related to the acquisition of subsidiaries and being offset by a decrease of $19.8 million in the cumulative foreign currency translation adjustment, $60.3 million for the repurchase of common shares and $55.1 million for the declaration of dividends to shareholders.

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

The consolidated statements of cash flows on page 6, indicates that operating activities provided cash of $537.7 million during the first three months of 1999. This statement also classifies the other sources and uses of cash by investing activities and financing activities and discloses the total amount of cash available to meet LNC's obligations.

Although LNC generates adequate cash flow to meet the needs of its normal operations, periodically LNC may issue debt or equity securities to fund internal expansion, acquisitions, investment opportunities and the retirement of LNC's debt and equity. As of March 31, 1999, LNC has a shelf registration with an unused balance of $825 million that would allow LNC to issue a variety of securities, including debt, preferred stock, common stock and hybrid securities. Finally, cash funds are available from LNC's revolving credit agreement which provides for borrowing up to $750 million.

Transactions such as those described in the preceding paragraph that occurred recently include the purchase and retirement of 617,500 shares of common stock at a cost of $60.3 million in the first three months of 1999. The common shares purchased in 1999, along with shares purchased in 1997 and 1998, have reduced the June 1997 board authorization of $500 million to $97.9 million at March 31, 1999. As of April 30, 1999, additional repurchases have reduced the board authorization to $46.7 million.

LNC's insurance subsidiaries are subject to certain insurance department regulatory restrictions, as to the transfer of funds and payment of dividends to the holding company (LNC). Generally, these restrictions pose no short-term liquidity concerns for the holding company. However, as discussed in detail within note 4 on page 7, the acquisition of two blocks of business in 1998 placed further restrictions on the ability of LNC's primary insurance subsidiary, Lincoln National Life Insurance Company ("Lincoln Life"), to declare and pay dividends. As a result of these acquisitions, Lincoln Life statutory earned surplus is negative and it is necessary for Lincoln Life to obtain the prior approval of the Indiana Insurance Commissioner before paying any dividends to LNC until such time as statutory earned surplus is positive. Statutory earned surplus could return to a positive position within two years from the closing of the Aetna transaction assuming a level of statutory earnings coinciding with recent earnings patterns. If statutory earnings are less than recent patterns due, for example, to adverse operating conditions or further indemnity reinsurance transactions of this nature or if dividends are approved or paid at amounts higher then recent history the statutory earned surplus may not return to a positive position in a two year time frame. Although no assurance can be given, management believes that the approvals for the payment of dividends in amounts consistent with those paid in the past can be obtained. In the event such approvals are not obtained, management believes that LNC can obtain the funds required to satisfy its obligations from its existing credit facilities and other sources.


Item 3  Quantitative and Qualitative Disclosure of Market Risk

In Item 7A of Part II for the year ended December 31, 1998 (see page 28 of LNC's Form 10-K), LNC provided a discussion of its market risk. During the first quarter of 1999, there was no substantive change to LNC's market risk. The following is a discussion of changes to LNC's derivative positions.

Derivatives

As discussed in note 7 to the consolidated financial statements for the year ended December 31, 1998 (see page 57 of LNC's Form 10-K), LNC has entered into derivative transactions to reduce its exposure to fluctuations in interest rates, the widening of bond yield spreads over comparable maturity U.S.
Government obligations, increased liabilities associated with certain reinsurance agreements, foreign exchange risks and fluctuations in the FTSE and S&P indexes. In addition, LNC is subject to risks associated with changes in the value of its derivatives; however, such changes in value are generally offset by changes in the value of the items being hedged by such contracts. Modifications to LNC's derivative strategy are initiated periodically upon review of the company's overall risk assessment. During the first three months of 1999, the more significant changes in LNC's derivative positions are as follows:

 1. Decreased its use of interest rate cap agreements that are used to hedge its annuity business from the effect of fluctuating interest rates from $4.1 billion notional to $3.6 billion notional. The decrease in notional is a result of expirations and, therefore, no gain or loss has been recognized.

 2. Increased its use of interest rate swap agreements from $258.3 million notional to $268.0 million notional. During the quarter, $0.6 million notional expired with no gain or loss recognized. These interest rate swap agreements are part of a replication strategy which will result in a higher yield on bonds held by LNC.

 3. Decreased its use of foreign currency swaps that are hedging the foreign currency risk of its portfolio of foreign bonds from $47.2 million notional to $44.3 million notional. This reduction in notional resulted in a recognized gain of $0.3 million. These foreign currency swaps are part of a replication strategy. LNC owns various foreign issue securities. Interest payments from these securities are received in a foreign currency and then swapped into U.S. dollars, replicating a foreign issue, U.S.
       dollar paying security.

4. Decreased its use of FTSE index call options from $11.1 million notional to $7.5 million notional. As a result of this termination, a $1.3 million gain was recognized. The purpose of LNC's FTSE index call option program is to offset the cost of increases in the liabilities of certain single premium investment contracts which are tied to the appreciation of the FTSE index.

5. Increased its use of S&P 500 index options from $79.9 million notional to $83.2 million notional. New options in the amount of $5.8 million were entered into during the quarter and $2.4 million were terminated, resulting in a $0.1 million gain. These call options continue to offset LNC's increased liabilities resulting from certain reinsurance agreements which guarantee payment for a specified portion of the appreciation of the S&P 500 index on certain underlying annuity products.

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



Item 6  Exhibits and Reports on Form 8-K

(a)      The following Exhibits of the Registrant are included in this report.

         (Note: The number preceding the exhibit corresponds to the specific number within Item 601 of Regulation S-K.)


         12 Historical Ratio of Earnings to Fixed Charges

         27 Financial Data Schedule


(b) No reports on Form 8-K were filed during the quarter ended March 31, 1999.

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






                                 LINCOLN NATIONAL CORPORATION




                                 By /S/ Richard C. Vaughan
                                 Richard C. Vaughan,
                                 Executive Vice President and
                                 Chief Financial Officer




                                 By /S/ Donald L. VanWyngarden
                                 Donald L. VanWyngarden
                                 Second Vice President and
                                 Controller




                 Date   May 10, 1999

                       LINCOLN NATIONAL CORPORATION

                 Exhibit Index for the Report on Form 10-Q
                   for the Quarter Ended March 31, 1999



Exhibit Number                  Description                          Page Number


       12              Historical Ratio of Earnings to
                               Fixed Charges                                  21

       27                  Financial Data Schedule                            22