Form 10-Q
period 1999-06-30
LINCOLN NATIONAL CORP
filed 1999-08-04
CIK 59558

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

          QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


 For quarter ended June 30, 1999                   Commission file number 1-6028


                          LINCOLN NATIONAL CORPORATION

             (Exact name of registrant as specified in its charter)


                  Indiana                       35-1140070
          (State of incorporation) (I.R.S. Employer Identification No.)


             200 East Berry Street, Fort Wayne, Indiana 46802-2706*
                    (Address of principal executive offices)


                  Registrant's telephone number (219) 455-2000*



As of July 23, 1999 LNC had 198,816,323 shares of Common Stock outstanding.

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

*Effective August 16, 1999, the principal executive offices will be located at Centre Square, 1500 Market Street, Suite 3900, Philadelphia, Pennsylvania 19102-2112. The telephone number for these offices which will also be effective August 16, 1999 is (215) 448-1400.


The exhibit index to this report is located on page 22.

PART I  FINANCIAL INFORMATION

Item 1  Financial Statements


                          LINCOLN NATIONAL CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                                                 June 30            December 31
                                                    (000s omitted)                  1999                   1998
                                                    --------------                  ----                   ----
ASSETS

Investments:

  Securities available-for-sale, at fair value:
    Fixed maturity (cost 1999 -$29,493,730;
      1998 - $28,639,558).........................................           $29,579,290            $30,232,892
    Equity (cost 1999 - $385,016;
      1998 - $436,718)............................................               505,662                542,843
  Mortgage loans on real estate...................................             4,570,451              4,393,082
  Real estate.....................................................               449,783                488,722
  Policy loans....................................................             1,847,444              1,839,970
  Other investments...............................................               409,932                431,964
                                                                             -----------            -----------

    Total Investments.............................................            37,362,562             37,929,473

Investment in unconsolidated affiliates...........................                22,335                 18,811

Cash and invested cash............................................             2,151,089              2,433,350

Property and equipment............................................               180,659                174,762

Deferred acquisition costs........................................             2,398,309              1,964,366

Premiums and fees receivable......................................               268,984                246,203

Accrued investment income.........................................               569,062                528,500

Assets held in separate accounts..................................            47,864,349             43,408,858

Federal income taxes..............................................               478,402                204,075

Amounts recoverable from reinsurers...............................             3,121,344              3,127,093

Goodwill..........................................................             1,428,283              1,484,343

Other intangible assets...........................................             1,764,946              1,848,442

Other assets......................................................               651,113                467,984
                                                                              ----------           ------------

    Total Assets..................................................           $98,261,437            $93,836,260


See notes to consolidated financial statements on pages 7 - 12

                          LINCOLN NATIONAL CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                                   -CONTINUED-


                                                                                 June 30             December 31
                                                         (000s omitted)             1999                    1998
                                                         --------------             ----                    ----

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Insurance and Investment Contract Liabilities:

  Insurance policy and claim reserves..................................      $20,198,234             $20,139,982

  Contractholder funds.................................................       20,579,499              20,753,064

  Liabilities related to separate accounts.............................       47,864,349              43,408,858
                                                                              ----------              ----------

     Total Insurance and Investment Contract Liabilities...............       88,642,082              84,301,904

Short-term debt........................................................          380,194                 314,610

Long-term debt.........................................................          712,066                 712,171

Minority interest-preferred securities of subsidiary companies.........          745,000                 745,000

Other liabilities......................................................        2,964,717               2,374,634
                                                                             -------------           -----------

     Total Liabilities.................................................       93,444,059              88,448,319



Shareholders' Equity:
Series A preferred stock-10,000,000 shares authorized
 (6/30/99 liquidation value - $2,463...................................            1,012                   1,083

Common stock - 800,000,000 shares authorized...........................        1,005,060                 994,472

Retained earnings......................................................        3,791,768               3,790,038

Accumulated Other Comprehensive Income:
  Foreign currency translation adjustment..............................           20,661                  49,979
  Net unrealized gain (loss) on securities available-for-sale..........           (1,123)                552,369
                                                                              ------------            ----------

     Total Accumulated Other Comprehensive Income......................           19,538                 602,348
                                                                             -----------             -----------

     Total Shareholders' Equity........................................        4,817,378               5,387,941
                                                                             -----------              ----------

     Total Liabilities and Shareholders' Equity .......................      $98,261,437             $93,836,260

See notes to consolidated financial statements on pages 7 - 12.

                          LINCOLN NATIONAL CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                   Six Months Ended            Three Months Ended
                                                                       June 30                      June 30
           (000s omitted, except per share amounts)              1999           1998        1999              1998
           ----------------------------------------              ----           ----        ----              ----

Revenue:

  Insurance premiums ..................................   $   873,379     $  721,565  $  434,316       $   373,976
  Insurance fees.......................................       758,828        628,301     380,827           328,407
  Investment advisory fees.............................       115,100        117,040      56,310            59,161
  Net investment income................................     1,410,376      1,317,079     700,838           658,720
  Equity in earnings of unconsolidated affiliates......         2,719          1,538       1,113                41
  Realized gain (loss) on investments..................        (2,122)        49,463      (4,049)           25,540
  Other revenue and fees...............................       195,406        120,526     108,973            61,648
                                                            ---------        -------   ---------        ----------

     Total Revenue.....................................     3,353,686      2,955,512   1,678,328         1,507,493

Benefits and Expenses:

  Benefits.............................................     1,797,459      1,583,140     906,225           795,903
  Underwriting, acquisition,
   insurance and other expenses........................     1,084,293        942,274     537,758           471,273
  Interest and debt expense............................        65,736         51,040      32,632            27,672
                                                           ------------   ----------   ---------         ---------

     Total Benefits and Expenses ......................     2,947,488      2,576,454   1,476,615         1,294,848
                                                            ---------      ---------   ---------         ---------

     Net Income Before Federal Income Taxes............       406,198        379,058     201,713           212,645

  Federal income taxes.................................       112,786        108,336      53,363            63,966
                                                            ---------      ---------   ---------        ----------

     Net Income........................................   $   293,412    $   270,722 $   148,350       $   148,679



Net Income Per Common Share-Basic......................         $1.47          $1.35        $.74             $ .74

Net Income Per Common Share-Diluted....................         $1.45          $1.33        $.73             $ .73

See notes to consolidated financial statements on pages 7 - 12.

                          LINCOLN NATIONAL CORPORATION

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                Six Months Ended June 30
                                                                 Number of Shares                     Amounts
             (000s omitted from dollar amounts)             1999              1998             1999          1998
             ----------------------------------             -----             ----             ----          ----

Series A Preferred Stock:
  Balance at beginning-of-year..................          32,959            35,091       $   1,083      $   1,153
  Conversion into common stock..................          (2,168)             (983)            (71)           (33)
                                                           -------          -------          -------       -------
       Balance at June 30.......................          30,791            34,108           1,012          1,120

Common Stock:
  Balance at beginning-of-year..................     202,111,174       201,718,956         994,472        966,461
  Conversion of series A preferred stock........          34,688            15,728              71             33
  Issued for benefit plans......................         626,953           555,388          27,169          8,902
  Issued for acquisition of subsidiaries........          86,228              --             3,547           --
  Retirement of common stock ...................      (4,090,000)       (1,246,562)        (20,199)        (5,972)
                                                     -----------        ----------       --------        ---------
       Balance at June 30.......................     198,769,043       201,043,510       1,005,060        969,424

Retained Earnings:
  Balance at beginning-of-year..................                                         3,790,038      3,533,105

  Comprehensive income (loss)...................                                          (289,398)       309,882
  Less other comprehensive income (loss):
   Foreign currency translation.................                                           (29,318)         5,604
   Net unrealized gain (loss) on
    securities available-for-sale...............                                          (553,492)        33,556
                                                                                           ---------     ----------
       Net Income...............................                                           293,412        270,722

  Retirement of common stock....................                                          (182,489)       (40,899)

  Dividends declared:
  Series A preferred ($.75 per share)...........                                               (47)           (51)
  Common stock (1999-$.55; 1998-$.52)...........                                          (109,146)      (103,930)
                                                                                           ---------      --------
       Balance at June 30.......................                                         3,791,768      3,658,947

Foreign Currency Translation Adjustment:
  Accumulated adjustment at
   beginning-of-year............................                                            49,979         46,204
  Change during the period......................                                           (29,318)         5,604
                                                                                            --------     ----------
       Balance at June 30.......................                                            20,661         51,808

Net Unrealized Gain (Loss) on
  Securities Available-for-Sale:
  Balance at beginning-of-year..................                                           552,369        435,992
  Change during the period......................                                          (553,492)        33,556
                                                                                          ----------    -----------
       Balance at June 30.......................                                            (1,123)       469,548

       Total Shareholders' Equity at June 30....                                        $4,817,378     $5,150,847

Common Stock at End of Quarter:
  Assuming conversion of preferred stock........       199,261,699       201,589,238
  Diluted basis.................................       200,914,470       204,509,630

See notes to consolidated financial statements on pages 7 - 12.

                          LINCOLN NATIONAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           Six Months Ended
                                                                                              June 30
                                                            (000s omitted)         1999                   1998
                                                            --------------         ----                   ----
Cash Flows from Operating Activities:
  Net income..............................................................  $  293,412             $   270,722
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
      Deferred acquisition costs..........................................    (127,557)                (72,684)
      Premiums and fees receivable........................................     (22,781)                (55,548)
      Accrued investment income...........................................     (40,562)                 (7,492)
      Policy liabilities and accruals.....................................    (101,683)                192,605
      Contractholder funds................................................     503,208                 395,020
      Amounts recoverable from reinsurers.................................       5,750                 (23,268)
      Federal income taxes................................................      22,029                 (92,873)
      Equity in earnings of unconsolidated affiliates.....................      (2,719)                 (1,538)
      Provisions for depreciation ........................................      35,046                  29,700
      Amortization of goodwill and other intangible assets................      68,892                  63,342
      Realized gain on investments........................................       2,122                 (49,463)
      Other...............................................................      54,093                 (32,270)
                                                                              --------                  -------
        Net Adjustments...................................................     395,838                 345,531
                                                                               -------                 ---------
        Net Cash Provided by Operating Activities.........................     689,250                 616,253

 Cash Flows from Investing Activities:
  Securities-available-for-sale:
    Purchases.............................................................  (3,978,743)             (5,484,270)
    Sales.................................................................   1,989,395               4,268,177
    Maturities............................................................   1,176,673               1,045,495
  Purchase of other investments...........................................    (952,583)               (662,783)
  Sale or maturity of other investments...................................     813,729                 873,285
  Purchase of affiliates/blocks of business...............................           -              (1,426,000)
  Increase in cash collateral on loaned securities........................     541,447                 110,509
  Other...................................................................    (142,049)                106,081
                                                                               ---------           -------------
        Net Cash Used in Investing Activities.............................    (552,131)             (1,169,506)

 Cash Flows from Financing Activities:
  Decrease in long-term debt (includes payments and
   transfer to short-term debt)...........................................        (240)                    (74)
  Issuance of long-term debt..............................................          --                 299,198
  Net increase (decrease) in short-term debt..............................      65,584                 (20,127)
  Universal life and investment contract deposits.........................   1,014,832                 492,069
  Universal life and investment contract withdrawals......................  (1,218,444)             (1,455,908)
  Common stock issued for benefit plans...................................      27,052                   8,902
  Retirement of common stock..............................................    (197,773)                (46,871)
  Dividends paid to shareholders..........................................    (110,391)               (104,528)
                                                                               ---------               --------
        Net Cash Used in Financing Activities.............................    (419,380)               (827,339)
                                                                               ---------               --------

        Net Decrease in Cash and Invested Cash............................    (282,261)             (1,380,592)

Cash and Invested Cash at Beginning-of-Year...............................   2,433,350               3,794,706
                                                                            ----------               -----------

        Cash and Invested Cash at June 30.................................  $2,151,089              $2,414,114


See notes to consolidated financial statements on pages 7 - 12.

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

Operating results for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1999.

2.  Changes in Accounting Principle
In June 1998, the Financial Accounting Standards Board ("FASB"), issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), which may be adopted at the beginning of any fiscal quarter but no later than the first quarter of 2000. In July 1999, the FASB issued Statement of Financial Accounting Standard No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" ("FAS 137"), which delays the effective date of FAS 133 one year (i.e., adoption required no later than the first quarter of 2000). LNC has not completed the analysis necessary to provide a precise estimate of the effects of or to specify the quarter in which it plans to adopt the standard.

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

4.  Common Stock Split
On May 13, 1999, LNC's Board of Directors approved a two-for-one stock split for its common stock. The record date for the stock split was June 4, 1999 and the additional shares were distributed to shareholders on June 21, 1999. All shares and per share amounts in the consolidated financial statements have been adjusted to reflect the effects of the common stock split for all periods presented. Following this common stock split, the conversion rate of LNC's preferred stock series A changed from eight shares of common stock to sixteen shares of common stock for each series A preferred stock.

5.  Restrictions, Commitments and Contingencies
Statutory Restriction. LNC's insurance subsidiaries are subject to certain insurance department regulatory restrictions as to the transfer of funds and payments of dividends to LNC. LNC's primary insurance subsidiary, Lincoln National Life Insurance Company ("Lincoln Life") acquired a block of individual life insurance and annuity business from CIGNA in January 1998 and the domestic individual life insurance business from Aetna in October 1998. These acquisitions were structured as indemnity reinsurance transactions. Statutory accounting regulations do not allow goodwill to be recognized on indemnity reinsurance transactions and therefore, the related ceding commission flows through the statutory statement of operations as an expense resulting in a reduction of earned surplus. As a result of these acquisitions and the dividends declared, Lincoln Life's statutory earned surplus is negative. It is necessary for Lincoln Life to obtain the prior approval of the Indiana Insurance Commissioner before paying any dividends to LNC until such time as statutory earned surplus is positive. Although no assurance can be given that additional dividends to LNC will be approved, during the second quarter 1999, Lincoln Life received regulatory approval and paid an extraordinary dividend of $350 million to LNC. Statutory earned surplus could return to a positive position within 2 1/2 years from the closing of the Aetna transaction described above assuming a level of statutory earnings coinciding with recent earnings patterns. If statutory earnings are less than recent patterns due, for example, to adverse operating conditions or further indemnity reinsurance transactions of this nature or if dividends are approved or paid at amounts higher than recent history, the statutory earned surplus may not return to a positive position in a 2 1/2 half year time frame. In the event such approvals are not obtained, management believes that LNC can obtain the funds required to satisfy its obligations from its existing credit facilities and other sources.

Disability Income Claims. The liability for disability income claims net of the related asset for amounts recoverable from reinsurers at June 30, 1999 and
December 31, 1998 is a net liability of $1.822 billion and $1.813 billion, respectively, excluding deferred acquisition costs. The liability is based on the assumption that recent experience will continue in the future. If incidence levels and/or claim termination rates fluctuate significantly from the assumptions underlying the reserves, adjustments to reserves could be required in the future. Accordingly, this liability may prove to be deficient or excessive. However, it is management's opinion that such future development will not materially affect the consolidated financial position of LNC. LNC reviews reserve levels on an on-going basis.

In May 1999, LNC reached an agreement to transfer a block of direct individual disability income business to MetLife. Under an indemnity reinsurance agreement, LNC will transfer to MetLIfe cash equal to statutory reserves, net of ceding commissions of approximately $500 million. The transaction is expected to close later in 1999.

United Kingdom Pension Products. Operations in the UK include the sale of pension products to individuals. Regulatory agencies have raised questions as to what constitutes appropriate advice to individuals who bought pension products as an alternative to participation in an employer sponsored plan. In cases of inappropriate advice, an extensive investigation may have to be done and the individuals put in a position similar to what would have been attained if they had remained in the employer sponsored plan. At June 30, 1999 and December 31, 1998, liabilities of $139.5 million and $202.1 million, respectively, were carried on the books for this issue. The decrease in the level of the reserve reflects the settlement payouts that have occurred during the six months ended June 30, 1999. These liabilities, which are net of expected recoveries, have been established for the estimated cost of this issue following regulatory guidance as to activities to be undertaken. The expected recoveries from previous owners of companies acquired over the last few years as specified in the indemnification clauses of the purchase agreements were $80.2 million and $84.9 million at June 30, 1999 and December 31, 1998, respectively. These liabilities and recoveries are based on various estimates that are subject to considerable uncertainty. Also, there is further uncertainty from the regulatory perspective as additional guidelines were issued in December of 1998 that extend the review to a wider range client population. These guidelines specify actions expected from the companies that issued such products. Accordingly, these liabilities may prove to be deficient or excessive. However, it is management's opinion that such future development will not materially affect the consolidated financial position of LNC.

Personal Accident Programs. In the past, LNC's Reinsurance segment accepted personal accident reinsurance programs from other insurance companies. Most of these programs are presented to the Reinsurance segment by independent brokers who represent the ceding companies. Certain excess of loss personal accident reinsurance programs created in the London market from 1993 to 1996 have produced and have potential to produce significant losses. The liabilities for these programs, net of related assets recoverable from reinsurers were $176.4 million and $177.4 million at June 30, 1999 and December 31, 1998, respectively. These amounts are based on various estimates that are subject to considerable uncertainty. Accordingly, the liabilities may prove to be deficient or excessive. However, it is management's opinion that future developments in these programs will not materially affect the consolidated financial position of LNC.

LNC continues its investigation into its participation in workers' compensation carve out (i.e., life and health risks associated with workers' compensation coverage) programs managed by Unicover Managers, Inc. One of Unicover's retrocessionaires has initiated arbitration to attempt to rescind its reinsurance coverage to the carriers participating in Unicover programs. LNC denies the validity of this action. At this time, LNC (1) does not have sufficient information to determine whether or not it is probable that additional losses have been incurred in relation to these programs, and (2) can not accurately estimate the ultimate cost or timing of the outcome on these programs.

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

With the recent filing of a lawsuit alleging fraud in the sale of interest sensitive universal and whole life insurance policies, Lincoln Life now has three such actions pending. While they each seek class action status, the court has not certified a class in any of these cases. Two other similar lawsuits have been resolved and dismissed. Plaintiffs seek unspecified damages and penalties for themselves and on behalf of the putative class. While the relief sought in these cases is substantial, the cases are in the discovery stages of litigation, and it is premature to make assessments about potential loss, if any. Management intends to defend these suits vigorously. The amount of liability, if any, which may arise as a result of these suits cannot be reasonably estimated at this time.

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

In December 1997, LNC invested $85 million for a 49% share of Seguros Serfin Lincoln ("SSL"), a Mexican bancassurance company, that sells life, auto and homeowners insurance to the customers of Banca Serfin. Grupo Financiero Serfin S.A. ("GFS") owns 51% of SSL and 100% of Banca Serfin. On July 8, 1999, the private shareholders of GFS declined to contribute additional capital to Banca Serfin as required by the Mexican Government. Accordingly, the Bank Savings Protection Institute ("IPAB"), a government agency, took control of GFS. IPAB has stated that it will inject the required capital into Banca Serfin and place GFS up for auction. At present, both Banca Serfin and SSL continue to conduct business as usual, and LNC expects this status to continue through the auction process. LNC is monitoring developments closely; however, at this time management does not believe these changes will have a material adverse financial impact on LNC's 49% investment in SSL or on the consolidated financial condition of LNC.

6.  Segment Disclosures
The following tables show financial data by segment:

                                                                             Six Months             Three Months
                                                                           Ended June 30             Ended June 30
                                             (in millions)              1999        1998         1999         1998
                                             -------------              ----        ----         ----         ----
Revenue:                                                                   (Reclassified)            (Reclassified)
Life Insurance and Annuities...............................         $2,065.0     $1,774.5    $1,033.7   $   899.4
Lincoln UK.................................................            232.2        227.7       113.1       124.2
Reinsurance................................................            840.3        729.6       423.1       376.8
Investment Management......................................            231.1        236.1       114.3       118.0
Other Operations (includes consolidating adjustments)......            (14.9)       (12.4)       (5.9)      (10.9)
                                                                     --------    --------    ---------   --------
  Total....................................................         $3,353.7     $2,955.5    $1,678.3    $1,507.5

Net Income (Loss) before Federal Income Taxes:
Life Insurance and Annuities...............................           $323.1       $261.3      $161.1      $162.4
Lincoln UK.................................................             52.2         58.8        25.3        32.0
Reinsurance................................................             84.4         79.2        34.1        35.1
Investment Management......................................              9.3         20.0        11.6        10.4
Other Operations (includes interest expense)...............            (62.8)       (40.3)      (30.4)      (27.3)
                                                                      ------      ------     --------      -------
  Total....................................................           $406.2       $379.0      $201.7      $212.6

Federal Income Taxes (Credits):
Life Insurance and Annuities...............................           $ 86.5      $  65.3       $43.6       $44.4
Lincoln UK.................................................             14.2         24.1         5.3        14.7
Reinsurance................................................             29.8         27.8        12.0        12.3
Investment Management......................................              5.1          8.8         4.1         4.6
Other Operations...........................................            (22.8)       (17.7)      (11.7)      (12.1)
                                                                       ------      ------       ------      -----
  Total....................................................           $112.8       $108.3       $53.3       $63.9

Net Income (Loss):
Life Insurance and Annuities...............................           $236.6       $196.0      $117.5      $118.0
Lincoln UK.................................................             38.0         34.7        20.0        17.3
Reinsurance................................................             54.6         51.4        22.1        22.8
Investment Management......................................              4.2         11.2         7.5         5.8
Other Operations (includes interest expense)...............            (40.0)       (22.6)      (18.7)      (15.2)
                                                                       ------       -----       ------      -----
  Total....................................................           $293.4       $270.7      $148.4      $148.7


                                                                                 June 30               December 31
                                             (in millions)                          1999                    1998
                                             -------------                          ----                    ----
Assets:
Life Insurance and Annuities...............................                     $77,291.2               $73,966.1
Lincoln UK.................................................                       8,909.6                 8,757.3
Reinsurance................................................                       6,449.9                 6,408.0
Investment Management......................................                       1,508.6                 1,622.6
Other Operations...........................................                       4,102.1                 3,082.3
                                                                                  -------               ---------
  Total....................................................                     $98,261.4               $93,836.3

Select data shown above for the Investment Management segment, Life Insurance & Annuities segment and Other Operations for the three months and six months ended June 30, 1998 has been reclassified due to a change in the reporting relationship for LNC's internal investment advisor and 401(k) pension unit.

7.  Earnings Per Share
Per share amounts for net income are shown in the income statement using 1) an earnings per common share basic calculation and 2) an earnings per common share-assuming dilution calculation, after consideration of the June 1999 two-for-one stock split (see note 4).
Reconciliations of the factors used in the two calculations are as follows:

                                                                 Six Months Ended               Three Months Ended
                                                                    June 30                          June 30
Numerator: [in millions]                                     1999           1998              1999           1998
                                                             ----           ----              ----           ----
Net income as used in basic calculation..............      $293.4         $270.6            $148.4         $148.7
Dividends on convertible preferred stock............            *             .1                 *              *
                                                           ------         ------            ------         ------
    Net income as used in diluted calculation.......       $293.4         $270.7            $148.4         $148.7
* Less than $100,000.

Denominator: [number of shares]
Weighted average shares, as used
 in basic calculation............................  200,146,975      200,520,000       199,119,557      200,608,448
Shares to cover conversion of
 preferred stock.................................      509,045          551,556           501,912          547,428
Shares to cover non-vested stock.................      510,629          349,244           500,381          326,294
Average stock options outstanding
 during the period...............................    7,364,108        6,419,968         9,315,306        6,428,438
Assumed acquisition of shares
 with assumed proceeds and tax
 benefits from exercising stock options
 (at average market price during the period) ....   (5,858,867)      (3,896,680)       (7,514,657)      (3,976,078)
                                                    ----------     -------------      -----------     -------------
      Weighted-average shares, as
         used in diluted calculation.............  202,671,890      203,944,088       201,922,499      203,934,530

In the event the average market price of LNC's common stock exceeds the issue price of stock options, such options would be dilutive to LNC's earnings per share and will be shown in the table above. Also, LNC has purchase contracts outstanding which require the holder to purchase LNC common stock by August 16, 2001. These purchase contracts were issued in conjunction with the FELINE PRIDES financing. The common shares involved are not dilutive to LNC's earnings per share as of June 30, 1999 and will not be dilutive in the future except during periods when the average market price of LNC's common stock exceeds a threshold price of $55.725 per share.

8.  Comprehensive Income

                                                                 Six Months Ended         Three Months Ended
                                                                    June 30                        June 30
                                  (in millions)               1999          1998            1999             1998
                                  -------------               ----          ----            ----             ----
Net income......................................           $ 293.4        $270.7          $ 148.4          $148.7
Foreign currency translation....................             (29.3)          5.6             (9.4)            (.6)
Net unrealized gain (loss) on securities........            (553.5)         33.6           (255.8)           (5.5)
                                                            -------      -------           -------         ------
     Comprehensive Income (Loss)................           $(289.4)       $309.9          $(116.8)         $142.6

9. Acquisition of Individual Life Insurance and Annuity Business and Organizational Reviews On January 2, 1998, LNC acquired a block of individual life insurance and annuity business from CIGNA Corporation for $1.414 billion. Additional funds of $228.5 million were required to cover expenses associated with the purchase and to provide additional capital for the Life Insurance and Annuities segment to support this business. Funding used to complete this acquisition was from the proceeds of LNC's sale of the property-casualty business in 1997. This transaction was accounted for using purchase accounting and, accordingly, operating results generated by this block of business after the closing date are included in LNC's consolidated financial statements. At the time of closing, this block of business had liabilities, measured on a statutory basis, of approximately $5.5 billion that became LNC's obligations. LNC also received assets, measured on a historical statutory basis, equal to the liabilities. Subsequent to this acquisition, LNC announced that it had reached an agreement to sell the administration rights to a variable annuity portfolio that had been acquired as a part of the block of business acquired January 2, 1998. The sale closed on October 12, 1998 with an effective date of August 1, 1998. As of June 30, 1999, the application of purchase accounting to this block of business, net of the administration rights sold and net of amortization, resulted in goodwill and other intangible assets of $747.2 million and $428.1 million, respectively. The goodwill amount shown includes adjustments to the amount shown at December 31, 1998. These first quarter 1999 adjustments resulted from reaching final agreement with the seller as to the value of the assets and liabilities transferred to LNC. During the first quarter of 1998, in connection with this acquisition, LNC recorded a charge to its Life Insurance and Annuities segment of $20.0 million ($30.8 million pre-tax). This charge was for certain costs of integrating the new block of business with existing operations. The pattern of actual expenses for integrating this block of business have matched the expected expenditures.

On October 1, 1998, LNC acquired the domestic individual life insurance business from Aetna, Inc. for $1.0 billion. This transaction was accounted for using purchase accounting and, accordingly, the operating results generated by this block of business after the closing are included in LNC's consolidated financial statements. At the time of closing, this block of business had estimated liabilities, measured on a statutory basis, of $3.3 billion. These liabilities became LNC's obligations at the time of closing. At closing LNC received assets, measured on a historic statutory basis, equal to the liabilities. On August 7, 1998, LNC announced that it had reached an agreement to sell the sponsored life business acquired as part of the Aetna block of business. The sale closed on October 14, 1998 with an effective date of October 1, 1998 at a sales price of $99.5 million. During 1997, after deducting the sponsored life income statement amounts, the block of business being purchased produced premiums and fees of $227.8 million and net income of $65.0 million on the basis of generally accepted accounting principles (prior to adjustments required by purchase accounting). As of June 30, 1999, the application of purchase accounting to this block of business, net of the sponsored life business and net of amortization, resulted in goodwill and other intangible assets of $221.4 million and $792.6 million, respectively. The additional analysis of this block of business during 1999 could result in a change in the amounts or the shifting of amounts between goodwill and other intangible assets. Approximately one-half of the funding for this acquisition came from available funds within the consolidated group. The other half was from the proceeds of the third quarter 1998 public securities offerings from available shelf registrations.

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

REVIEW OF CONSOLIDATED OPERATIONS

The discussion that follows focuses on net income for the six months ended June 30, 1999 compared to the results for the six months ended June 30, 1998. The factors affecting the current quarter to prior quarter comparisons are essentially the same as the year-to-date factors except as noted. As a result of the purchase of a block of individual life insurance business from Aetna in October 1998 (see note 9 on page 12) select income statement accounts increased in 1999 versus 1998. Such increases over comparable 1998 periods are expected to continue through the third quarter of 1999.

Life Insurance and Annuity Premiums
Life insurance and annuity premiums for the first six months of 1999 increased $151.4 million or 37% compared with the first six months of 1998. These increases were the result of increases in business volume from the Life Insurance & Annuities, Lincoln UK and Reinsurance segments. A portion of the increase from the Life Insurance and Annuities segment is the result of the acquisition of the block of business described above.

Health Premiums
Health premiums for the first six months of 1999 were essentially equal to the comparable 1998 period. This is the net result of increases in premiums from the group business being offset by decreases from areas where reinsurance is curtailing its writing of such coverages. Future periods are expected to have approximately $65 million less in health premiums (annual amount) due to the expected sale of a block of disability income business later in 1999 (see note 5 on page 8).

Insurance Fees
Insurance fees in the Life Insurance & Annuities and Lincoln UK segments from universal life, other interest-sensitive life insurance contracts and variable life insurance contracts increased $130.5 million or 21% compared with the first six months of 1998. This increase was the result of increases in the volume of business (including the block of business purchased) and a market-driven increase in the value of existing customer accounts upon which some of the fees are based.

Investment Advisory Fees
Investment advisory fees for the first six months of 1999 were essentially equal to the comparable 1998 period. This is the net result of an increase in fees from new sales and appreciation in existing accounts being offset by decreases in fees due to the withdrawal of funds.

Net Investment Income
Net investment income increased $93.3 million or 7% when compared with the first six months of 1998. This increase is the result of a 9% increase in mean invested assets, partially offset by a decrease in the overall yield on investments from 7.36% to 7.20% (all calculations on a cost basis). The increase in mean invested assets is the result of increased volumes of business in the Life Insurance & Annuities and Reinsurance segments and the acquisition of the block of business described above.

Realized Gain (Loss) on Investments
The first six months of 1999 and 1998 had realized gains (losses) on investments of $(2.1) million and $49.5 million, respectively. These gains (losses) which are net of related deferred acquisition costs and expenses, were the result of net gains on sales of investments, less write-downs and provisions for losses. The 1998 amount includes gains that resulted from LNC reducing its position in equity securities. Securities available-for-sale that were deemed to have declines in fair value that are other than temporary were written down.

Also, LNC records write-downs and allowances on select mortgage loans on real estate, real estate and other investments when the underlying value of the property is deemed to be less than the carrying value.

The pre-tax write-downs of securities available-for-sale for the first six months of 1999 and 1998 were $19.5 million and $34.2 million, respectively. The fixed maturity securities to which write-downs apply were generally of investment grade quality at the time of purchase, but were classified as "below investment grade" at the time of the write-downs. During the first six months of 1999, LNC released $.5 million in reserves on real estate and mortgage loans on real estate compared to reserves released of $3.5 million for the first six months of 1998. Net write-downs and reserve releases for all investments for the six months ended June 30, 1999 and 1998 were $19.0 million and $30.7 million, respectively.

Other Revenue and Fees
Other revenue and fees increased $74.9 million when compared to the first six months of 1998 as the result of increased volumes of fee income from the Life Insurance & Annuities, Reinsurance and Investment Management segments.

Life Insurance and Annuity Benefits
Life insurance and annuity benefits increased $195.5 million or 15% when compared with the first six months of 1998. This increase is the result of increases in business volume from the Life Insurance & Annuities, Lincoln UK and Reinsurance segments. A portion of the increase from the Life Insurance and Annuities segment is the result of the acquisition of the block of business described above.

Health Benefits
Health benefits increased $18.8 million or 6% for the first six months of 1999 when compared with the first six months of 1998 as a result of increased volumes of business and higher claim activity within Reinsurance group markets. As noted under "health premiums" above, a block of disability income is in the process of being sold. This will result in a reduction in health benefits proportionate to the health premium reductions.

Underwriting, Acquisition, Insurance and Other Expenses
These expenses increased $142.0 million or 15% for the first six months of 1999 compared with the first six months of 1998. The increase is a result of increases in business volume in the Life Insurance & Annuities and Reinsurance segments and the acquisition of the block of business described above.

Interest and Debt Expense
Interest and debt expense increased $14.7 million or 29% as compared with the first six months of 1998. This was the result of higher average debt outstanding.

Federal Income Taxes
Federal income taxes increased $4.5 million in the first six months of 1999 as compared with the first six months of 1998. The increase in federal income taxes is a result of an increase in pre-tax earnings.

Summary
Net income for the first six months of 1999 was $293.4 million or $1.45 per diluted share compared with $270.7 million or $1.33 per diluted share in the first six months of 1998. Excluding realized gains and losses on investments and restructuring charges, LNC earned $307.5 million for the first six months of 1999 compared with $260.3 million for the first six months of 1998. This increase was the result of increased earnings from each of the business segments.

Trends in the United Kingdom for pension and life insurance businesses are changing rapidly, due in large part to government mandated product design changes that are expected to be imposed upon the industry within the next year or two. In anticipation of these marketplace changes, a review of strategic alternatives for Lincoln UK was initiated earlier this year. From this review, it was determined that significant changes in Lincoln UK's operations are needed to enable Lincoln UK to continue its success in the United Kingdom marketplace.

This conclusion resulted in a decision to engage external consultants and to devote internal resources to a transformation program encompassing Lincoln UK's products, distribution, investment performance and cost structure. At this early stage in the transformation program, management has not yet determined what restructuring actions might be taken and what impact, if any, these actions may have on future earnings. These decisions are expected to be made early 2000.

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

LNC identified expenditures for the first six months of 1999 of $31.8 million ($20.7 million after-tax) to address this issue. This brings the expenditures for 1996 through second quarter 1999 to $80.3 million ($52.2 million after-tax). LNC's financial plans for the remainder of 1999 and the year 2000 include expected expenditures of an additional $17.9 million ($11.6 million after-tax) bringing estimated overall Year 2000 expenditures to $98.2 million ($63.8 million after-tax). Because updating systems and procedures is an integral part of LNC's on-going operations, approximately 50% of the expenditures shown above are expected to continue after all Year 2000 issues have been resolved. All Year 2000 expenditures are expected to be funded from operating cash flows. The anticipated cost of addressing Year 2000 issues is based on management's current best estimates which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. LNC's management continues to closely monitor these costs, but there can be no guarantee that actual costs will not be higher than these estimated costs. Specific factors that might cause such differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct relevant computer problems and other uncertainties.

The scope of the overall Year 2000 program includes the following four major project areas: 1) addressing the readiness of business applications, operating systems and hardware on mainframe, personal computer and Local Area Network platforms (IT); 2) addressing the readiness of embedded chips, end-user developed spreadsheets and software (non-IT); 3) addressing the readiness of key business partners and 4) establishing year 2000 contingency plans.

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

LNC has completed these four phases for all of its high priority IT systems, including those provided by software vendors. As of June 30, 1999, the status of projects addressing readiness of high priority IT assets is: 100% of IT assets have been inventoried (Phase 1), assessed (Phase 2), and remediated (Phase 3); 99% of IT projects have completed the testing phase (Phase 4) with the last affiliate interface testing finished as part of related environmental testing in July. LNC defines the IT testing phase as comprehensive testing of Year 2000 systems changes for both Year 2000 functionality and regression testing to confirm that the Year 2000 changes have not inadvertently modified existing processing. This IT testing includes simulated future date unit tests, systems tests and integration tests with LNC affiliates and was completed in July, as noted above. Environmental and external agent/vendor testing, which are subject to external factors such as vendor readiness, will continue through the third quarter of 1999 as planned. Re-testing of systems as part of the pre-production quality assurance process (Aclean management@) as well as participation in industry-wide testing will continue throughout the year.

As of June 30, 1999, the status of projects that address readiness of high priority non-IT assets is: 100% of non-IT assets have been inventoried (Phase
1), assessed (Phase 2), and remediated (Phase 3); 92% of non-IT projects have completed the testing phase (Phase 4). LNC expects to have all phases related to high priority non-IT completed by the end of October 1999.

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

The complexity of the Year 2000 issue gives rise to numerous uncertainties. Regardless of best efforts, LNC recognizes the possibility that failures may occur. LNC is putting significant emphasis on Year 2000 contingency planning. Year 2000 contingency plans are currently being developed. Testing of the plans and training will continue throughout the second half of 1999. Contingency plans consider failures due to either internal or external Y2K events ranging from such things as systems failures to utility outages to external provider failures. Alternative providers have been identified and in some cases contacted; year-end staffing plans are being finalized; manual work arounds are being documented and prioritization processes for problem resolution are being developed.

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

REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Investments
The total investment portfolio decreased $566.9 million in the first six months of 1999. This is the net result of purchases of investments from cash flow generated by the business segments being more than offset by the decrease in the fair value of securities available-for-sale, and by fixed annuity contractholders opting to transfer funds to variable annuity contracts.

The quality of LNC's fixed maturity securities portfolio as of June 30, 1999 was as follows:

Treasuries and AAA     25.5%                     BBB                       32.5%
AA                      7.0%                      BB                        4.1%
A                      28.0%            Less than BB                        2.9%

As of June 30, 1999, $2.1 billion or 7.0% of fixed maturity securities was invested in below investment grade securities (less than BBB). This represents
6.0% of the total investment portfolio. The interest rates available on these below investment grade securities are significantly higher than are available on other corporate debt securities. Also, the risk of loss due to default by the borrower is significantly greater with respect to such below investment grade securities because these securities are generally unsecured, often subordinated to other creditors of the issuer and issued by companies that usually have high levels of indebtedness. LNC attempts to minimize the risks associated with these below investment grade securities by limiting the exposure to any one issuer and by closely monitoring the credit worthiness of such issuers. During the six months ended June 30, 1999, the aggregate cost of such investments purchased was $334.1 million. Aggregate proceeds from such investments sold were $367.7 million, resulting in a net realized pre-tax loss at the time of sale of $25.3 million.

LNC's entire fixed maturity and equity securities portfolio is classified as "available-for-sale" and is carried at fair value. Changes in fair value, net of related deferred acquisition costs, amounts required to satisfy policyholder commitments and taxes, are charged or credited directly to shareholders' equity.

As of June 30, 1999, mortgage loans on real estate and real estate represented 12% and 1% of LNC's total investment portfolio, respectively. As of June 30, 1999, the underlying properties supporting the mortgage loans on real estate consisted of 28% in commercial office buildings, 31% in retail stores, 18% in apartments, 12% in industrial buildings, 6% in hotels/motels and 5% in other. In addition to the dispersion by property type, the mortgage loan portfolio is geographically diversified throughout the United States.

The following summarizes key information on mortgage loans:

                                                                                     June 30        December 31
                                                            (in millions)               1999               1998
                                                            -------------               ----               ----
Total Portfolio (net of reserves)......................................             $4,570.5           $4,393.1

Mortgage loans two or more payments
 delinquent (including in process of foreclosure)......................                 18.3                2.4
Restructured loans in good standing....................................                 30.0               32.0
Reserve for mortgage loans.............................................                  4.3                4.8

Fixed maturity securities available-for-sale, mortgage loans on real estate and real estate that were non-income producing for the six months ended June 30, 1999 were not significant.

Cash and Invested Cash
Cash and invested cash decreased by $282.3 million in the first six months of 1999, primarily as a result of the purchase and retirement of common stock at a cost of $197.8 million.

Deferred Acquisition Costs
Deferred acquisition costs increased $433.9 million during the first six months of 1999 as the net result of increases in new business being partially offset by reductions related to the decrease in unrealized gain on securities available-for-sale.

Premiums and Fees Receivable
Premiums and fees receivable increased $22.8 million in the first six months of 1999 as a net result of increased volumes of business being partially offset by the collection of premium receipts from high fourth quarter 1998 sales in the Life Insurance and Annuities segment.

Assets Held in Separate Accounts
This asset account as well as the corresponding liability account increased by $4.5 billion in the first six months of 1999 reflecting an increase in annuity funds under management. This increase resulted from market appreciation and new deposits exceeding benefit payments and withdrawals.

Goodwill and Other Intangible Assets
The decrease in these amounts is the result of the amortization of account balances for the six months ended June 30, 1999 and the adjustment made to goodwill in the first quarter of 1999 resulting from reaching final settlement with the seller as to the value of assets and liabilities transferred to Lincoln on the business acquired January 2, 1998 (see note 9 on page 11).

Other Assets
The increase in other assets of $183.1 million is the result of having a higher receivable related to investment securities sold in the last few days of the second quarter of 1999 versus the end of 1998.

Total Liabilities
Total liabilities increased by $5.0 billion in the first six months of 1999. Insurance policy reserves increased $58.3 million. Contractholder funds decreased $173.6 million which is the net result of new deposits being more than offset by the withdrawal upon maturity of guaranteed interest contracts. Liabilities related to separate accounts increased $4.5 billion (see discussion of Assets Held in Separate Accounts above). Total debt increased $65.5 million and all other liabilities increased $590.1 million as a result of an increase in certain investing activities during the first six months of 1999. LNC's liabilities include some contingency items (see note 5 on page 7).

Shareholders' Equity
Total shareholders' equity decreased $570.6 million in the first six months of 1999. Excluding the decrease of $553.5 million related to a decrease in the unrealized gains on securities available-for-sale, shareholders' equity decreased $17.1 million. This decrease was the net result of increases due to $293.4 million from net income, $27.2 million from the issuance of common stock related to benefit plans and $3.5 million from the issuance of common stock related to the acquisition of subsidiaries being offset by a decrease of $29.3 million in the cumulative foreign currency translation adjustment, $202.7 million for the repurchase of common shares and $109.2 million for the declaration of dividends to shareholders.

Due to reduced levels of net unrealized gains on securities available-for-sale, consolidated deferred taxes are in a net deferred tax asset position as of June 30, 1999. Realization of the deferred tax asset is based upon offsetting existing taxable temporary differences, carrybacks to prior years, and expectations of future taxable income. Existing levels of pre-tax earnings are sufficient to generate the minimum amount of future taxable income over the next few years necessary to fully support the realization of the net deferred tax asset.

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

The consolidated statements of cash flows on page 6, indicates that operating activities provided cash of $689.3 million during the first six months of 1999. This statement also classifies the other sources and uses of cash by investing activities and financing activities and discloses the total amount of cash available to meet LNC's obligations.

Although LNC generates adequate cash flow to meet the needs of its normal operations, periodically LNC may issue debt or equity securities to fund internal expansion, acquisitions, investment opportunities and the retirement of LNC's debt and equity. As of June 30, 1999, LNC has a shelf registration with an unused balance of $825 million that would allow LNC to issue a variety of securities, including debt, preferred stock, common stock and hybrid securities. Finally, cash funds are available from LNC's revolving credit agreement which provides for borrowing up to $750 million.

Transactions that occurred recently include the purchase and retirement of shares of common stock at a cost of $197.8 million in the first six months of 1999. In May 1999, the LNC board authorized $500 million to repurchase shares of common stock. Since the May 1999 board authorization repurchases of $69.0 million through July 30, 1999 have reduced the board authorization to $431.0 million.

LNC's insurance subsidiaries are subject to certain insurance department regulatory restrictions, as to the transfer of funds and payment of dividends to the holding company (LNC). Generally, these restrictions pose no short-term liquidity concerns for the holding company. However, as discussed in detail within note 5 on page 7, the acquisition of two blocks of business in 1998 placed further restrictions on the ability of LNC's primary insurance subsidiary, Lincoln National Life Insurance Company ("Lincoln Life"), to declare and pay dividends. As a result of these acquisitions and the dividends declared, Lincoln Life's statutory earned surplus is negative.

It is necessary for Lincoln Life to obtain the prior approval of the Indiana Insurance Commissioner before paying any dividends to LNC until such time as statutory earned surplus is positive. Although no assurance can be given that additional dividends will be approved, during the second quarter 1999, Lincoln Life received regulatory approval and paid an extraordinary dividend of $350 million to LNC. Statutory earned surplus could return to a positive position within 2 1/2 years from the closing of the Aetna transaction described above assuming a level of statutory earnings coinciding with recent earnings patterns. If statutory earnings are less than recent patterns due, for example, to adverse operating conditions or further indemnity reinsurance transactions of this nature or if dividends are approved or paid at amounts higher than recent history, the statutory earned surplus may not return to a positive position in a 2 1/2 half year time frame. In the event such approvals are not obtained, management believes that LNC can obtain the funds required to satisfy its obligations from its existing credit facilities and other sources.


Item 3  Quantitative and Qualitative Disclosure of Market Risk

In Item 7A of Part II for the year ended December 31, 1998 (see page 28 of LNC's Form 10-K), LNC provided a discussion of its market risk. During the first six months of 1999, there was no substantive change to LNC's market risk. The following is a discussion of changes to LNC's derivative positions.

Derivatives
As discussed in note 7 to the consolidated financial statements for the year ended December 31, 1998 (see page 57 of LNC's Form 10-K), LNC has entered into derivative transactions to reduce its exposure to fluctuations in interest rates, the widening of bond yield spreads over comparable maturity U.S.
Government obligations, increased liabilities associated with certain reinsurance agreements, foreign exchange risks and fluctuations in the FTSE and S&P indexes. In addition, LNC is subject to risks associated with changes in the value of its derivatives; however, such changes in value are generally offset by changes in the value of the items being hedged by such contracts. Modifications to LNC's derivative strategy are initiated periodically upon review of the company's overall risk assessment. During the first six months of 1999, the more significant changes in LNC's derivative positions are as follows:

 1. Decreased its use of interest rate cap agreements that are used to hedge its annuity business from the effect of fluctuating interest rates from $4.1 billion notional to $3.5 billion notional. The decrease in notional is a result of expirations and, therefore, no gain or loss has been recognized.

 2. Increased its use of interest rate swap agreements from $258.3 million notional to $377.0 million notional. During the first six months, $.6 million notional expired with no gain or loss recognized. These interest rate swap agreements are part of a replication strategy which will result in a higher yield on bonds held by LNC.

3. Decreased its use of foreign exchange forward contracts from $1.5 million notional to $.3 million notional. This reduction was initiated as the result of the U.S. dollar strengthening against the foreign currencies hedged. LNC entered into $30.0 million notional of foreign exchange forward contracts to hedge LNC's exposure to currency fluctuations associated with its commercial paper program in the United Kingdom.

4. Decreased its use of foreign currency swaps that are hedging the foreign currency risk of its portfolio of foreign bonds from $47.2 million notional to $44.8 million notional. This reduction in notional resulted in a recognized gain of $.3 million. These foreign currency swaps are part of a replication strategy. LNC owns various foreign issue securities. Interest payments from these securities are received in a foreign currency and then swapped into U.S. dollars, replicating a foreign issue, U.S.
       dollar paying security.

5. Decreased its use of FTSE index call options from $11.1 million notional to $6.4 million notional. As a result of this termination, a $.7 million gain was recognized. The purpose of LNC's FTSE index call option program is to offset the cost of increases in the liabilities of certain single premium investment contracts which are tied to the appreciation of the FTSE index.

6. Increased its use of S&P 500 index options from $79.9 million notional to $97.7 million notional. New options in the amount of $20.6 million were entered into during the first six months and $2.8 million were terminated, resulting in a $.2 million gain. These call options continue to offset LNC's increased liabilities resulting from certain reinsurance agreements which guarantee payment for a specified portion of the appreciation of the S&P 500 index on certain underlying annuity products.

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


PART II - OTHER INFORMATION AND EXHIBITS

Items 1, 2, 3 and 5 of Part II are either inapplicable or are answered in the negative and are omitted pursuant to the instructions to Part II.


Item 4.  Submission of Matters to Vote Securityholders

(a) The matters discussed below were submitted to and voted on by Shareholders of the Registrant at the Annual Meeting of Shareholders of the Registrant on May 13, 1999.

1.       To elect four directors for three year terms

    J. Patrick Barrett                        Daniel R. Efroymson
    Votes cast for     =    86,804,940        Votes cast for     =    86,867,806
    Votes withheld     =       963,359        Votes withheld     =       900,493

    Thomas D. Bell, Jr.                       Roel Pieper
    Votes cast for     =    86,803,963        Votes cast for     =    75,182,356
    Votes withheld     =       964,336        Votes withheld     =    12,585,943

2.       To approve Shareholders Proposal relating to Tobacco Investments

                Votes cast for           =     8,434,627
                Votes cast against       =    71,058,276
                Number of abstentions    =     3,003,709
                Number of non-votes      =     5,271,687

 (Note: The number of shares voted for both matters above were before the two-for-one common stock split.)


Item 6  Exhibits and Reports on Form 8-K

(a)      The following Exhibits of the Registrant are included in this report.

         (Note: The number preceding the exhibit corresponds to the specific number within Item 601 of Regulation S-K.)

         10(a)   1997 Incentive Compensation Plan

         10(b)   Descriptions of Compensation with Executive Officers

         12      Historical Ratio of Earnings to Fixed Charges

         27      Financial Data Schedule

(b) No reports on Form 8-K were filed during the quarter ended June 30, 1999.

                                                   SIGNATURE PAGE


                                 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






                                             LINCOLN NATIONAL CORPORATION


                                             By /S/Richard C. Vaughan
                                                 Richard C. Vaughan,
                                                 Executive Vice President and
                                                 Chief Financial Officer




                                             By /S/Casey J.Trumble
                                                 Casey J. Trumble
                                                 Senior Vice President and
                                                 Chief Accounting Officer




                 Date  August 4, 1999

                          LINCOLN NATIONAL CORPORATION

                    Exhibit Index for the Report on Form 10-Q
                       for the Quarter Ended June 30, 1999



        Exhibit Number           Description                 Page Number

            10(a)         Lincoln National Corporation 1997
                          Incentive Compensation Plan              23

            10(b)         Descriptions of Compensations with
                          Executive Officers                       40

            12            Historical Ratio of Earnings to
                          Fixed Charges                            73

            27            Financial Data Schedule                  74