Form 10-Q
period 1999-09-30
LINCOLN NATIONAL CORP
filed 1999-11-03
CIK 59558

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


For quarter ended September 30, 1999               Commission file number 1-6028


                          LINCOLN NATIONAL CORPORATION

             (Exact name of registrant as specified in its charter)


                  INDIANA                                 35-1140070
         (State of incorporation)           (I.R.S. Employer Identification No.)


                         1500 MARKET STREET, SUITE 3900,
                      PHILADELPHIA, PENNSYLVANIA 19102-2112
                    (Address of principal executive offices)


                REGISTRANT'S TELEPHONE NUMBER     (215) 448-1400



As of October 29, 1999 LNC had 195,472,893 shares of Common Stock outstanding.

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]



The exhibit index to this report is located on page 25.

PART I  FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS


                          LINCOLN NATIONAL CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                            September 30,  December 31,
                                    (000s omitted)                   1999         1998
                                    --------------                   ----         ----
ASSETS                                                         (Unaudited)

Investments:

  Securities available-for-sale, at fair value:
    Fixed maturity (cost 1999 - $28,974,353;
      1998 - $28,639,558)                                    $28,708,389   $30,232,892
    Equity (cost 1999 - $414,049;
      1998 - $436,718)                                           506,615       542,843
  Mortgage loans on real estate                                4,772,684     4,393,082
  Real estate                                                    280,303       488,722
  Policy loans                                                 1,863,209     1,839,970
  Other investments                                              401,182       431,964
                                                             -----------   -----------

    Total Investments                                         36,532,382    37,929,473

Investment in unconsolidated affiliates                           23,382        18,811

Cash and invested cash                                         2,342,946     2,433,350

Property and equipment                                           191,852       174,762

Deferred acquisition costs                                     2,614,500     1,964,366

Premiums and fees receivable                                     296,005       246,203

Accrued investment income                                        602,874       528,500

Assets held in separate accounts                              46,228,846    43,408,858

Federal income taxes                                             457,268       204,075

Amounts recoverable from reinsurers                            3,315,649     3,127,093

Goodwill                                                       1,435,022     1,484,343

Other intangible assets                                        1,760,639     1,848,442

Other assets                                                     699,308       467,984
                                                             -----------   -----------

    Total Assets                                             $96,500,673   $93,836,260


See notes to consolidated financial statements on pages 7 - 14.

                           LINCOLN NATIONAL CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                                   -CONTINUED-


                                                             September 30,  December 31,
                                            (000s omitted)            1999          1998
                                            -------------             ----          ----
                                                             (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
Insurance and Investment Contract Liabilities:

  Insurance policy and claim reserves                         $ 20,496,898  $ 20,139,982

  Contractholder funds                                          20,555,071    20,753,064

  Liabilities related to separate accounts                      46,228,846    43,408,858
                                                              ------------  ------------

     Total Insurance and Investment Contract Liabilities        87,280,815    84,301,904

Short-term debt                                                    367,731       314,610

Long-term debt                                                     712,003       712,171

Company-obligated mandatorily redeemable preferred
  securities of subsidiary trusts holding solely junior
  subordinated debentures                                          745,000       745,000


Other liabilities                                                2,732,967     2,374,634
                                                              ------------  ------------

     Total Liabilities                                          91,838,516    88,448,319



SHAREHOLDERS' EQUITY:
Series A preferred stock-10,000,000 shares authorized
 (9/30/99 liquidation value - $2,367)                                  972         1,083

Common stock - 800,000,000 shares authorized                       983,707       994,472

Retained earnings                                                3,741,048     3,790,038

Accumulated Other Comprehensive Income (Loss):
  Foreign currency translation adjustment                           40,240        49,979
  Net unrealized gain (loss) on securities available-for-sale     (103,810)      552,369
                                                              ------------  ------------

     Total Accumulated Other Comprehensive Income (Loss)           (63,570)      602,348
                                                              ------------  ------------

     Total Shareholders' Equity                                  4,662,157     5,387,941
                                                              ------------  ------------

     Total Liabilities and Shareholders' Equity               $ 96,500,673  $ 93,836,260



See notes to consolidated financial statements on pages 7 - 14.

                          LINCOLN NATIONAL CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME


                                                Nine Months Ended         Three Months Ended
                                                  September 30,             September 30,
  (000s omitted, except per share amounts)     1999          1998         1999          1998
  ----------------------------------------     ----          ----         ----          ----
                                                   (Unaudited)               (Unaudited)
REVENUE:
  Insurance premiums                        $ 1,286,781  $ 1,108,096  $   413,402  $   386,532
  Insurance fees                              1,151,336      919,450      392,508      291,148
  Investment advisory fees                      169,705      169,510       54,605       52,470
  Net investment income                       2,107,426    1,966,687      697,050      649,608
  Equity in earnings (loss)
   of unconsolidated affiliates                   3,958          800        1,239         (738)
  Realized gain (loss) on investments             3,285       22,711        5,407      (26,753)
  Other revenue and fees                        273,321      185,850       77,915       65,324
                                            -----------  -----------  -----------  -----------
    Total Revenue                             4,995,812    4,373,104    1,642,126    1,417,591

BENEFITS AND EXPENSES:

  Benefits                                    2,683,800    2,349,283      886,341      766,143
  Underwriting, acquisition,
   insurance and other expenses               1,623,619    1,414,098      539,326      471,824
  Interest and debt expense                      99,005       83,578       33,269       32,538
                                            -----------  -----------  -----------  -----------

    Total Benefits and Expenses               4,406,424    3,846,959    1,458,936    1,270,505
                                            -----------  -----------  -----------  -----------

    Net Income Before Federal Income Taxes      589,388      526,145      183,190      147,086

  Federal income taxes                          163,659      141,974       50,873       33,637
                                            -----------  -----------  -----------  -----------

    Net Income                              $   425,729  $   384,171  $   132,317  $   113,449



NET INCOME PER COMMON SHARE-BASIC                 $2.14        $1.91        $ .67        $ .56

NET INCOME PER COMMON SHARE-DILUTED               $2.11        $1.89        $ .66        $ .56



See notes to consolidated financial statements on pages 7 - 14.

                          LINCOLN NATIONAL CORPORATION

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                            Nine Months Ended September 30,
                                                   Number of Shares                    Amounts
   (000s omitted from dollar amounts)            1999            1998            1999            1998
   ----------------------------------            ----            ----            ----            ----
                                                     (Unaudited)                     (Unaudited)
SERIES A PREFERRED STOCK:
  Balance at beginning-of-year                   32,959          35,091    $      1,083    $      1,153
  Conversion into common stock                   (3,377)         (2,025)           (111)            (67)
                                           ------------    ------------    ------------    ------------
       Balance at September 30                   29,582          33,066             972           1,086

COMMON STOCK:
  Balance at beginning-of-year              202,111,174     201,718,956         994,472         966,461
  Conversion of series A preferred stock         54,032          32,400             111              67
  Issued for benefit plans                      843,438       1,558,260          37,222          27,238
  Issued for acquisition of subsidiaries         86,228            --             3,547            --
  Retirement of common stock                 (7,309,100)     (1,246,562)        (51,645)         (5,972)
  Certain issuance costs related to
    Feline Prides                                  --              --              --           (14,834)
                                           ------------    ------------    ------------    ------------
       Balance at September 30              195,785,772     202,063,054         983,707         972,960

RETAINED EARNINGS:
  Balance at beginning-of-year                                                3,790,038       3,533,105

  Comprehensive income (loss)                                                  (240,189)        735,534
  Less other comprehensive income (loss):
   Foreign currency translation                                                  (9,739)         13,623
   Net unrealized gain (loss) on
    securities available-for-sale                                              (656,179)        337,740
                                                                              ---------     -----------
       Net Income                                                               425,729         384,171

Retirement of common stock                                                     (311,880)        (40,899)

Dividends declared:
Series A preferred ($2.25 per share)                                                (68)            (77)
Common stock (1999-$.825; 1998-$.780)                                          (162,771)       (156,297)
                                                                              ---------     -----------
       Balance at September 30                                                3,741,048       3,720,003

FOREIGN CURRENCY TRANSLATION ADJUSTMENT:
  Accumulated adjustment at
   beginning-of-year                                                             49,979          46,204
  Change during the period                                                       (9,739)         13,623
                                                                              ---------    ------------
       Balance at September 30                                                   40,240          59,827

NET UNREALIZED GAIN (LOSS) ON
  SECURITIES AVAILABLE-FOR-SALE:
  Balance at beginning-of-year                                                  552,369         435,992
  Change during the period                                                     (656,179)        337,740
                                                                             ----------    ------------
       Balance at September 30                                                 (103,810)        773,732

       Total Shareholders' Equity at
        September 30                                                         $4,662,157      $5,527,608

COMMON STOCK AT END OF QUARTER:
  Assuming conversion of preferred stock    196,259,084     202,592,110
  Diluted basis                             196,913,728     203,915,422


See notes to consolidated financial statements on pages 7 - 14.

                          LINCOLN NATIONAL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                              Nine Months Ended
                                                                                September 30,
                                                       (000s omitted)        1999           1998
                                                       --------------        ----           ----
                                                                          (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                              $   425,729    $   384,171
  Adjustments to reconcile net income to net cash
     provided by operating activities:
      Deferred acquisition costs                                             (216,105)      (152,233)
      Premiums and fees receivable                                            (49,802)       (44,096)
      Accrued investment income                                               (74,374)      (124,241)
      Policy liabilities and accruals                                         133,764        171,341
      Contractholder funds                                                    755,302        592,868
      Amounts recoverable from reinsurers                                    (188,556)      (103,753)
      Federal income taxes                                                     96,796        134,467
      Equity in earnings of unconsolidated affiliates                          (3,958)          (800)
      Provisions for depreciation                                              45,753         40,676
      Amortization of goodwill and other intangible assets                    112,724         89,426
      Realized gain on investments                                             (3,285)       (22,711)
      Other                                                                   116,970       (110,981)
                                                                          -----------    -----------
        Net Adjustments                                                       725,229        469,963
                                                                          -----------    -----------
        Net Cash Provided by Operating Activities                           1,150,958        854,134

CASH FLOWS FROM INVESTING ACTIVITIES:
  Securities-available-for-sale:
    Purchases                                                              (4,994,567)    (8,927,928)
    Sales                                                                   2,960,393      7,091,988
    Maturities                                                              1,720,835      1,494,166
  Purchase of other investments                                            (1,597,035)      (948,151)
  Sale or maturity of other investments                                     1,470,135      1,332,759
  Purchase of affiliates/blocks of business                                      --       (1,426,000)
  Increase in cash collateral on loaned securities                            234,731        256,954
  Other                                                                      (313,769)      (143,519)
                                                                          -----------    -----------
        Net Cash Used in Investing Activities                                (519,277)    (1,269,731)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in long-term debt (includes payments and
   transfer to short-term debt)                                                  (369)       (99,883)
  Issuance of long-term debt                                                     --          300,796
  Net increase in short-term debt                                              53,121         57,231
  Issuance of preferred securities of subsidiary companies                       --          430,000
  Certain issuance costs related to Feline Prides                                --          (14,834)
  Universal life and investment contract deposits                           1,497,351        886,049
  Universal life and investment contract withdrawals                       (1,787,981)    (2,036,732)
  Common stock issued for benefit plans                                        37,350         27,238
  Retirement of common stock                                                 (356,722)       (46,871)
  Dividends paid to shareholders                                             (164,835)      (156,748)
                                                                          -----------    -----------
        Net Cash Used in Financing Activities                                (722,085)      (653,754)
                                                                          -----------    -----------

        Net Decrease in Cash and Invested Cash                                (90,404)    (1,069,351)

Cash and Invested Cash at Beginning-of-Year                                 2,433,350      3,794,706
                                                                          -----------    -----------

        Cash and Invested Cash at September 30                            $ 2,342,946    $ 2,725,355


See notes to consolidated financial statements on pages 7 - 14.

                          LINCOLN NATIONAL CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  BASIS OF PRESENTATION
The accompanying consolidated financial statements include Lincoln National Corporation ("LNC") and its majority-owned subsidiaries. Through subsidiary companies, LNC operates multiple insurance and investment management businesses divided into four business segments. The collective group of companies uses "Lincoln Financial Group" as its marketing identity. Less than majority-owned entities in which LNC has at least a 20% interest are reported on the equity basis. These unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles, except that they do not contain complete notes. However, in the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the results. These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes included in LNC's latest annual report on Form 10-K for the year ended December 31, 1998.

Operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1999.

2.  CHANGES IN ACCOUNTING PRINCIPLE
In June 1998, the Financial Accounting Standards Board ("FASB"), issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), which may be adopted at the beginning of any fiscal quarter but no later than the first quarter of 2000. In July 1999, the FASB issued Statement of Financial Accounting Standard No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" ("FAS 137"), which delays the effective date of FAS 133 one year (i.e., adoption required no later than the first quarter of 2001). LNC has not completed the analysis necessary to provide a precise estimate of the effects of the standard or to decide whether to the adopt the standard prior to 2001.

On January 1, 1999, LNC implemented the Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 defines internal use software and when the costs associated with internal use software should be capitalized. The implementation did not have a material impact on LNC's consolidated financial statements.

3.  FEDERAL INCOME TAXES
The effective tax rate on net income is lower than the prevailing corporate federal income tax rate. The difference for both 1999 and 1998 resulted principally from tax-preferred investment income.

4.  SUPPLEMENTAL FINANCIAL DATA
Details underlying the income statement caption, "Underwriting, Acquisition, Insurance and Other Expenses," are as follows:


                                            Nine Months Ended                Three Months Ended
                                              September 30,                    September 30,
                       (in millions)        1999        1998                   1999     1998
                       -------------    ----------  ----------              --------  --------
Commissions                             $    671.7  $    528.0              $  234.2  $  184.2
Other volume related expenses                186.2       100.4                  67.5      42.4
Operating and administrative expenses        898.9       816.7                 285.9     265.7
Deferred acquisition costs net of
    amortization                            (227.6)     (125.8)                (75.0)    (37.0)
Restructuring charges                         21.8        30.8                   4.9        --
Other                                         72.6        64.0                  21.8      16.5
                                        ----------  ----------              --------  --------
    Total                               $  1,623.6  $  1,414.1              $  539.3  $  471.8


5.  COMMON STOCK SPLIT
On May 13, 1999, LNC's Board of Directors approved a two-for-one stock split for its common stock. The record date for the stock split was June 4, 1999 and the additional shares were distributed to shareholders on June 21, 1999. All shares and per share amounts in the consolidated financial statements have been adjusted to reflect the effects of the common stock split for all periods presented. Following this common stock split, the conversion rate of LNC's preferred stock series A changed from eight shares of common stock to sixteen shares of common stock for each series A preferred stock.

6.  RESTRICTIONS, COMMITMENTS AND CONTINGENCIES
STATUTORY RESTRICTIONS. LNC's insurance subsidiaries are subject to certain insurance department regulatory restrictions as to the transfer of funds and payments of dividends to LNC. LNC's primary insurance subsidiary, Lincoln National Life Insurance Company ("Lincoln Life") acquired a block of individual life insurance and annuity business from CIGNA Corporation in January 1998 and the domestic individual life insurance business from Aetna, Inc. in October 1998. These acquisitions were structured as indemnity reinsurance transactions. Statutory accounting regulations do not allow goodwill to be recognized on indemnity reinsurance transactions and therefore, the related ceding commission flows through the statutory statement of operations as an expense resulting in a reduction of earned surplus. As a result of these acquisitions and dividends declared, Lincoln Life's statutory earned surplus is negative. It is necessary for Lincoln Life to obtain the prior approval of the Indiana Insurance Commissioner before paying any dividends to LNC until such time as statutory earned surplus is positive. The time frame for statutory earned surplus to return to a positive position is dependent upon future statutory earnings and dividends paid by Lincoln Life. Although no assurance can be given that additional dividends to LNC will be approved, during the second quarter 1999, Lincoln Life received regulatory approval and paid an extraordinary dividend of $350 million to LNC. In the event such approvals are not obtained in the future, management believes that LNC can obtain the funds required to satisfy its obligations from its existing credit facilities and other sources.

DISABILITY INCOME CLAIMS. The liabilities for disability income claims net of the related assets for amounts recoverable from reinsurers at September 30, 1999 and December 31, 1998 are $1.847 billion and $1.813 billion, respectively, excluding deferred acquisition costs. The liability is based on the assumption that recent experience will continue in the future. If incidence levels and/or claim termination rates fluctuate significantly from the assumptions underlying the reserves, adjustments to reserves could be required in the future. Accordingly, this liability may prove to be deficient or excessive. However, it is management's opinion that such future developments will not materially affect the consolidated financial position of LNC. LNC reviews reserve levels on an on-going basis.

On November 1, 1999, LNC closed its previously announced agreement to transfer a block of disability income business to MetLife. Under this indemnity reinsurance agreement, LNC transferred approximately $495.4 million of cash to MetLife representing the statutory reserves transferred on this business, net of $18.5 million of purchase price consideration. Although a gain on the sale is expected, all related calculations have not yet been finalized. Once these calculations are finalized, the gain will be deferred and recognized in future periods over the life of the business.

UNITED KINGDOM PENSION PRODUCTS. Operations in the UK include the sale of pension products to individuals. Regulatory agencies have raised questions as to what constitutes appropriate advice to individuals who bought pension products as an alternative to participation in an employer sponsored plan. In cases of inappropriate advice, an extensive investigation must be done and the individuals put in a position similar to what would have been attained if they had remained in the employer sponsored plan. At September 30, 1999 and December 31, 1998, liabilities of $127.0 million and $202.1 million, respectively, were carried on the books for this issue. The decrease in the level of the reserve reflects the settlement payouts that have occurred during the nine months ended September 30, 1999. These liabilities, which are net of expected recoveries, have been established for the estimated cost of this issue following regulatory guidance as to activities to be undertaken. The expected recoveries from previous owners of companies acquired over the last few years as specified in the indemnification clauses of the purchase agreements were $83.2 million and $84.9 million at September 30, 1999 and December 31, 1998, respectively.

Recent actions by regulatory authorities have raised industry-wide concerns with respect to the ultimate costs of addressing these matters. These actions fall into three general areas. First, regulators have mandated the use of updated mortality tables. This will increase the costs of settlements by increasing the expected period of payments. Second, preliminary regulatory guidance has been issued indicating that policies which were sold to clients making additional voluntary pension contributions (Free Standing Additional Voluntary Contributions - FSAVC) might have to be included in determining whether individuals received appropriate advice. Definitive guidance on this point is expected by the end of 1999. Finally, regulators have revised prior guidance that had indicated that simplified settlement procedures would be allowed. By eliminating simplified procedures, additional administration and settlement costs may be incurred.

LNC is continuing to evaluate the potential effects of these developments upon the previously established liability relating to these matters. LNC is also in the process of analyzing policyholder responses to mandated correspondence on these matters. This analysis will continue during the fourth quarter of 1999. There is significant uncertainty concerning the developing regulatory matters and in the previous assumptions underlying the reserves that have been established. Accordingly, it is not possible to provide a meaningful estimate of the potential increase in reserves that may be required; but the increase could be significant. However, it is management's opinion that the resolution of these matters will not materially affect the consolidated financial position of LNC.

PERSONAL ACCIDENT PROGRAMS. In the past, LNC's Reinsurance segment accepted personal accident reinsurance programs from other insurance companies. Most of these programs are presented to the Reinsurance segment by independent brokers who represent the ceding companies. Certain excess-of-loss personal accident reinsurance programs created in the London market from 1993 to 1996 have produced and have potential to produce significant losses. The liabilities for these programs, net of related assets recoverable from reinsurers, were $175.6 million and $177.4 million at September 30, 1999 and December 31, 1998, respectively. These amounts are based on various estimates that are subject to considerable uncertainty. Accordingly, the liabilities may prove to be deficient or excessive. However, it is management's opinion that future developments in these programs will not materially affect the consolidated financial position of LNC.

LNC continues its investigation into its participation in workers' compensation carve out (i.e., life and health risks associated with workers' compensation coverage) programs managed by Unicover Managers, Inc. Two of Unicover's retrocessionaires have initiated arbitration to attempt to rescind its reinsurance coverage to the carriers participating in Unicover programs. LNC denies the validity of these actions. At this time, LNC (1) does not have sufficient information to determine whether or not it is probable that additional losses have been incurred in relation to these programs, and (2) cannot accurately estimate the ultimate cost or timing of the outcome on these programs.

HMO EXCESS-OF-LOSS REINSURANCE PROGRAMS. During the third quarter of 1999, an in-depth review was conducted of claims and loss ratios on the HMO excess-of-loss reinsurance programs written by LNC's Reinsurance segment. As a result of this review, the reserve level was deemed inadequate to meet future obligations. Therefore, LNC's Reinsurance segment took a charge of $25 million after tax ($38.5 million pre-tax) to strengthen reserves for claims on certain HMO excess-of-loss reinsurance programs. The liability for HMO claims, net of the related assets for amounts recoverable from reinsurers, was $107.3 million at September 30, 1999. LNC reviews reserve levels on an ongoing basis. The liability is based on the assumption that recent experience will continue in the future. If claims and loss ratios fluctuate significantly from the assumptions underlying the reserves, adjustments to reserves could be required in the future. Accordingly, the liability may prove to be deficient or excessive. However, it is management's opinion that such future development will not materially affect the consolidated financial position of LNC.

In light of the continued volatility of this line of business, LNC discontinued writing new HMO excess-of-loss reinsurance programs in the third quarter of 1999. Consequently, during the third quarter of 1999, LNC recorded a charge in the Reinsurance segment of $3.2 million after tax ($4.9 million pre-tax) for employee severance and other costs related to the discontinuance of the business.

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

SEGUROS SERFIN LINCOLN. In December 1997, LNC invested $85 million for a 49% share of Seguros Serfin Lincoln ("SSL"), a Mexican bancassurance company, that sells life, auto and homeowners insurance to the customers of Banca Serfin. Grupo Financiero Serfin S.A. ("GFS") owns 51% of SSL and 100% of Banca Serfin. On July 8, 1999, the private shareholders of GFS declined to contribute additional capital to Banca Serfin as required by the Mexican Government. Accordingly, the Bank Savings Protection Institute ("IPAB"), a government agency, took control of GFS. IPAB has injected capital into Banca Serfin and has indicated its intent to place GFS up for sale.

Under the terms of the Shareholders Agreement with GFS, LNC now has the right to put its investment in SSL to GFS for an amount equal to the LNC's initial investment in SSL plus a 7% annual return. LNC has given GFS notice of its decision to exercise its put. Given these contractual rights and the status of ongoing discussions with GFS and IPAB concerning these matters, LNC believes that it will recover the value of its investment in SSL along with a 7% annual return on that investment.

OTHER CONTINGENCY MATTERS. LNC and its subsidiaries are involved in various pending or threatened legal proceedings arising from the conduct of business. Most of this litigation is routine in the ordinary course of business. LNC maintains professional liability insurance coverage for claims in excess of $5 million. The degree of applicability of this coverage will depend on the specific facts of each proceeding. In some instances, these proceedings include claims for compensatory and punitive damages and similar types of relief in addition to amounts for alleged contractual liability or requests for equitable relief. After consultation with legal counsel and a review of available facts, it is management's opinion that the ultimate liability, if any, under these suits will not materially affect the consolidated financial position of LNC.

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

7.  SEGMENT DISCLOSURES
The following tables show financial data by segment:


                                                               Nine Months            Three Months
                                                           Ended September 30,     Ended September 30,
                                        (in millions)         1999        1998        1999        1998
                                        -------------   ----------  ----------  ----------  ----------
REVENUE:                                                          (Reclassified)          (Reclassified)
Life Insurance and Annuities                            $  3,107.6  $  2,599.9  $  1,042.6  $    825.4
Lincoln UK                                                   342.8       330.5       110.6       102.8
Reinsurance                                                1,244.2     1,120.8       403.9       391.2
Investment Management                                        341.6       344.2       110.5       108.2
Other Operations (includes consolidating adjustments)        (40.4)      (22.3)      (25.5)      (10.0)
                                                        ----------  ----------  ----------  ----------
  Total                                                 $  4,995.8  $  4,373.1  $  1,642.1  $  1,417.6

NET INCOME (LOSS) BEFORE FEDERAL INCOME TAXES:
Life Insurance and Annuities                            $    506.9  $    368.0  $    183.8  $    106.7
Lincoln UK                                                    72.7        80.6        20.5        21.9
Reinsurance                                                   83.8       121.1        (0.6)       41.9
Investment Management                                         21.6        22.4        12.3         2.3
Other Operations (includes interest expense)                 (95.6)      (66.0)      (32.8)      (25.7)
                                                        ----------  ----------  ----------  ----------
  Total                                                 $    589.4  $    526.1  $    183.2  $    147.1

FEDERAL INCOME TAXES (CREDITS):
Life Insurance and Annuities                            $    140.0  $     88.7  $     53.5  $     23.4
Lincoln UK                                                    18.3        28.1         4.1         4.0
Reinsurance                                                   29.7        42.2        (0.0)       14.4
Investment Management                                          9.3        11.3         4.1         2.4
Other Operations                                             (33.6)      (28.4)      (10.8)      (10.6)
                                                        ----------  ----------  ----------  ----------
  Total                                                 $    163.7  $    141.9  $     50.9  $     33.6

NET INCOME (LOSS):
Life Insurance and Annuities                            $    366.9  $    279.3  $    130.3  $     83.3
Lincoln UK                                                    54.4        52.5        16.4        17.8
Reinsurance                                                   54.1        78.9        (0.6)       27.6
Investment Management                                         12.3        11.1         8.2        (0.1)
Other Operations (includes interest expense)                 (62.0)      (37.6)      (22.0)      (15.2)
                                                        ----------  ----------  ----------  ----------
  Total                                                 $    425.7  $    384.2  $    132.3  $    113.4


                                                                 September 30,           December  31,
                                         (in millions)                    1999                    1998
                                         -------------                    ----                    ----
ASSETS:
Life Insurance and Annuities                                       $  75,733.6             $  73,966.1
Lincoln UK                                                             9,057.4                 8,757.3
Reinsurance                                                            6,526.6                 6,408.0
Investment Management                                                  1,500.6                 1,622.6
Other Operations                                                       3,682.5                 3,082.3
                                                                   -----------             -----------
  Total                                                            $  96,500.7             $  93,836.3

Select data shown above for the Life Insurance & Annuities segment, Investment Management segment and Other Operations for the three months and nine months ended September 30, 1998 has been reclassified due to a change in the reporting relationship for LNC's internal investment advisor and 401(k) pension unit.

8.  EARNINGS PER SHARE
Per share amounts for net income are shown in the income statement using 1) an earnings per common share basic calculation and 2) an earnings per common share-assuming dilution calculation, after consideration of the June 1999 two-for-one stock split (see Note 5). Reconciliations of the factors used in the two calculations are as follows:

                                                       Nine Months Ended              Three Months Ended
                                                         September 30,                   September 30,
Numerator: [in millions]                             1999            1998            1999            1998
                                                     ----            ----            ----            ----
Net income as used in basic calculation             $ 425.7       $   384.1        $  132.3        $  113.4
Dividends on convertible preferred stock                   *             .1                *               *
                                                    -------       ---------        --------        --------
    Net income as used in diluted calculation       $ 425.7       $   384.2        $  132.3        $  113.4
* Less than $100,000


DENOMINATOR: [NUMBER OF SHARES]
Weighted average shares, as used
 in basic calculation                           198,882,557     200,631,506     196,394,953     200,850,884
Shares to cover conversion of
 preferred stock                                    500,208         546,678         482,822         537,080
Shares to cover non-vested stock                    503,848         407,792         490,505         522,980
Average stock options outstanding
 during the period                                8,129,319       6,434,058      12,498,969       9,638,970
Assumed acquisition of shares
 with assumed proceeds and tax
 benefits from exercising stock options
 (at average market price during the period)     (6,482,746)     (4,466,066)    (10,877,413)     (7,685,860)
                                               ------------    ------------    ------------    ------------
      Weighted-average shares, as
         used in diluted calculation            201,533,186     203,553,968     198,989,836     203,864,054


In the event the average market price of LNC's common stock exceeds the issue price of stock options, such options would be dilutive to LNC's earnings per share and will be shown in the table above. Also, LNC has purchase contracts outstanding which require the holder to purchase LNC common stock by August 16, 2001. These purchase contracts were issued in conjunction with the FELINE PRIDES financing. The common shares involved are not dilutive to LNC's earnings per share as of September 30, 1999 and will not be dilutive in the future except during periods when the average market price of LNC's common stock exceeds a threshold price of $55.725 per share.

9.  COMPREHENSIVE INCOME (LOSS)


                                                               Nine Months Ended          Three Months Ended
                                                                September 30,               September 30,
                                  (in millions)               1999          1998          1999          1998
                                  -------------               ----          ----          ----          ----
Net income                                                 $ 425.7        $384.2       $ 132.3        $113.4
Foreign currency translation                                  (9.7)         13.6          19.6           8.0
Net unrealized gain (loss) on securities                    (656.2)        337.7        (102.7)        304.2
                                                           -------        ------       -------        ------
     Comprehensive Income (Loss)                           $(240.2)       $735.5       $  49.2        $425.6


10. ACQUISITIONS AND  DIVESTITURES
On January 2, 1998, LNC acquired a block of individual life insurance and annuity business from CIGNA Corporation for $1.414 billion. Additional funds of $228.5 million were required to cover expenses associated with the purchase and to provide additional capital for the Life Insurance and Annuities segment to support this business. Funding used to complete this acquisition was from the proceeds of LNC's sale of the property-casualty business in 1997. This transaction was accounted for using purchase accounting and, accordingly, operating results generated by this block of business after the closing date are included in LNC's consolidated financial statements. At the time of closing, this block of business had liabilities, measured on a statutory basis, of approximately $5.5 billion that became LNC's obligations. LNC also received assets, measured on a historical statutory basis, equal to the liabilities. Subsequent to this acquisition, LNC announced that it had reached an agreement to sell the administration rights to a variable annuity portfolio that had been acquired as a part of the block of business acquired January 2, 1998. The sale closed on October 12, 1998 with an effective date of August 1, 1998.

As of September 30, 1999, the application of purchase accounting to this block of business, net of the administration rights sold and net of amortization, resulted in goodwill and other intangible assets of $754.9 million and $419.0 million, respectively. The goodwill amount shown includes adjustments to the amount shown at December 31, 1998. These first quarter 1999 adjustments resulted from reaching final agreement with the seller as to the value of the assets and liabilities transferred to LNC.

On October 1, 1998, LNC acquired the domestic individual life insurance business from Aetna, Inc. for $1.0 billion. This transaction was accounted for using purchase accounting and, accordingly, the operating results generated by this block of business after the closing are included in LNC's consolidated financial statements. At the time of closing, this block of business had estimated liabilities, measured on a statutory basis, of $3.3 billion. These liabilities became LNC's obligations at the time of closing. At closing LNC received assets, measured on a historic statutory basis, equal to the liabilities. On August 7, 1998, LNC announced that it had reached an agreement to sell the sponsored life business acquired as part of the Aetna block of business. The sale closed on October 14, 1998 with an effective date of October 1, 1998 at a sales price of $99.5 million. During 1997, after deducting the sponsored life income statement amounts, the block of business being purchased produced premiums and fees of $227.8 million and net income of $65.0 million on the basis of generally accepted accounting principles (prior to adjustments required by purchase accounting). As of September 30, 1999, the application of purchase accounting to this block of business, net of the sponsored life business and net of amortization, resulted in goodwill and other intangible assets of $223.8 million and $797.4 million, respectively. Approximately one-half of the funding for this acquisition came from available funds within the consolidated group. The other half was from the proceeds of the third quarter 1998 public securities offerings from available shelf registrations.

For the 1998 acquisitions noted above, other intangible assets represent the present value of future profits on the blocks of acquired insurance businesses. Goodwill is amortized over 40 years and other intangible assets are amortized over the lives of the businesses acquired.

On September 13, 1999, LNC announced that it had reached an agreement to purchase Alden Risk Management Services, the employer medical stop-loss business of the John Alden Life Insurance Company for $41.5 million in cash. The agreement also includes the purchase of a block of group life and accidental death and dismemberment business. The purchase closed on November 1, 1999.


11. RESTRUCTURING CHARGES
In 1998, LNC implemented a restructuring plan related to the integration of existing operations with the new business operations acquired from CIGNA Corporation, and a second restructuring plan related to downsizing LNC's corporate center operations. The aggregate charges associated with these two restructuring plans totaled $34.3 million after-tax ($52.8 million pre-tax). These aggregate pre-tax costs include $19.6 million for employee severance and termination benefits, $9.9 million for asset impairments and $23.3 million for costs relating to exiting business activities. As of September 30, 1999, actual pre-tax costs of $45.4 million have been expended or written-off under these restructuring plans and a balance of $7.4 million pre-tax remains in the restructuring reserves for these 1998 plans. LNC anticipates that the remaining reserves will be utilized in completing these restructuring plans. Details of each of these 1998 restructuring plans are provided below.

During the first quarter of 1998, the operations of the Life Insurance and Annuities segment were restructured to downsize and integrate existing operations with the new business operations acquired from CIGNA Corporation. LNC recorded a charge of $30.8 million (pre-tax) related to this restructuring plan. This charge was included in Underwriting, Acquisition, Insurance and Other Expenses on the Consolidated Statement of Income for the year ended December 31, 1998. The overall objective of this restructuring plan is to downsize the existing life insurance operations in Fort Wayne, Indiana and to move the platform for these operations to Hartford, Connecticut. The restructuring plan identified $10.7 million (pre-tax) for severance and employee termination costs related to the elimination of 211 positions and $20.1 million (pre-tax) for the merging and closing of field offices and for the merging and reduction of duplicative policyholder administrative systems. These actions were required as part of this restructuring plan in order to eliminate redundancies in existing operations resulting from the acquisition of the CIGNA block of business. These restructuring activities are expected to be complete by the end of 1999. As of September 30, 1999, $29.6 million (pre-tax) has been expended or written-off under this restructuring plan. At the present time, LNC anticipates that the total costs of these activities may slightly exceed the remaining restructuring reserve balance.

During the fourth quarter of 1998, LNC completed an organizational expense review which centered around the size and make-up of the parent company. LNC recorded a restructuring charge of $22 million (pre-tax) relating to the restructuring plan that resulted from this review. This charge was included in Underwriting, Acquisition, Insurance and Other Expenses on the Consolidated Statement of Income for the year ended December 31, 1998. The objectives of this restructuring plan are to realign the activities and functions conducted within the parent company, in light of the series of acquisitions and divestitures that LNC executed in recent years, and to reduce overall costs in response to increasing competitive pressures in the businesses that LNC operates. To achieve these objectives, the restructuring plan includes reductions in the number of corporate center employees along with a reduction in the size of LNC's facilities. The following activities and associated costs are included in this restructuring plan: (1) $8.9 million for severance and termination benefits related to the elimination of 143 positions, (2) $9.9 million for the write-off of leasehold improvements related to abandoned facilities and other impaired assets, and (3) $3.2 million for rents on abandoned facilities. All expenditures for severance and termination benefits under the plan are expected to be complete by the end of 2000. Expenditures for rents on abandoned facilities are expected to be complete by the end of 2004 consistent with the remaining lease commitment. As of September 30, 1999, $15.8 million (pre-tax) has been expended or written-off under this restructuring plan. LNC estimated a reduction in future expenses of $15 million to $20 million per year after the plan was fully implemented. The total annualized cost reduction achieved through September 30, 1999 was $19.5 million.

During the first nine months of 1999, LNC implemented one restructuring plan related to the downsizing and consolidation of the operations of Lynch & Mayer, Inc. and a second restructuring plan related to the discontinuance of the HMO excess-of-loss reinsurance programs. The aggregate charges associated with these two restructuring plans totaled $15.3 million after-tax ($21.8 million pre-tax). These aggregate pre-tax costs include $4.4 million for employee severance and termination benefits, $9.8 million for asset impairments and $7.6 million for costs relating to exiting business activities. As of September 30, 1999, actual pre-tax costs of $13.1 million pre-tax have been expended or written-off under these restructuring plans and a balance of $8.7 million pre-tax remains in the restructuring reserves for these 1999 plans. LNC anticipates that the remaining reserves will be utilized in completing these restructuring plans. Details of each of these 1999 restructuring plans are provided below.

During the first quarter of 1999, LNC recorded a restructuring charge in its Investment Management segment for $16.9 million (pre-tax). The objective of this restructuring plan is to downsize and consolidate the back office operations of Lynch & Mayer, Inc. into Delaware Management Holdings, Inc., in order to reduce ongoing operating costs and eliminate redundant facilities within this business segment. This charge was included in Underwriting, Acquisition, Insurance and Other Expenses on the unaudited Consolidated Statement of Income. The restructuring plan identified the following activities and associated costs to achieve the objectives of the restructuring plan: (1) severance and termination benefits of $2.8 million related to the elimination of 34 positions, (2) write-off of impaired assets of $9.8 million and (3) other costs of $4.3 million. Restructuring activities began in the first quarter of 1999, with all expenditures under the plan anticipated to be completed by the second quarter of 2000. As of September 30, 1999, $13.1 million (pre-tax) has been expended or written-off under this restructuring plan.

LNC discontinued writing new HMO excess-of-loss reinsurance programs in the third quarter of 1999. Consequently, during the third quarter of 1999, LNC recorded within its Reinsurance segment a charge of $4.9 million pre-tax for employee severance and termination benefits, and other costs related to the discontinuance of the business. This charge was included in Underwriting, Acquisition, Insurance and Other Expenses on the unaudited Consolidated Statement of Income. Restructuring activities will begin in the fourth quarter of 1999 and will not be completed until the discontinuance of this business is complete.

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

REVIEW OF CONSOLIDATED OPERATIONS

The discussion that follows focuses on net income for the nine months ended September 30, 1999 compared to the results for the nine months ended September 30, 1998. The factors affecting the current quarter to prior quarter comparisons are essentially the same as the year-to-date factors except as noted. As a result of the purchase of a block of individual life insurance business from Aetna in October 1998 (see Note 10 on page 13), select income statement accounts increased in 1999 versus 1998.

LIFE INSURANCE AND ANNUITY PREMIUMS
Life insurance and annuity premiums for the first nine months of 1999 increased $184.4 million or 29% when compared with the first nine months of 1998. These increases were the result of increases in business volume from the Life Insurance & Annuities and Reinsurance segments. Volume increases in the Life Insurance and Annuities segment were primarily due to the acquisition of the block of business described above. Volume increases in the Reinsurance segment were due to elevated business levels in the Individual Markets line of business.

HEALTH PREMIUMS
Health premiums for the first nine months of 1999 decreased $5.7 million or 1% due to decreased volumes of business in the Reinsurance segment. This was the net result of increases in premiums from the group business being more than offset by decreases from areas where reinsurance is curtailing its writing of such coverages. Future periods are expected to have approximately $65 million (annual amount) less in health premiums due to the sale of a block of disability income business that closed on November 1, 1999 (see Note 6 on page 8). Also, in the third quarter of 1999, LNC announced that it would discontinue writing HMO excess-of-loss business which will impact future health premiums (see Note 6 on page 9).

INSURANCE FEES
Insurance fees in the Life Insurance & Annuities and Lincoln UK segments from universal life, other interest-sensitive life insurance contracts and variable life insurance contracts increased $231.9 million or 25% compared with the first nine months of 1998. This increase was the result of increases in the volume of business (including the block of business purchased) and a market-driven increase in the value of existing customer accounts upon which mortality and administrative fee assessments are based.

INVESTMENT ADVISORY FEES
Investment advisory fees for the first nine months of 1999 were essentially equal to the comparable 1998 period. This was the net result of an increase in fees generated by new sales and a market-driven increase in assets under management offset by decreases in fees due to the withdrawal of funds.

NET INVESTMENT INCOME
Net investment income for the first nine months of 1999 increased $140.7 million or 7% when compared with the first nine months of 1998. This increase was the result of a 7% increase in mean invested assets, partially offset by a decrease in the overall yield on investments from 7.29% to 7.20% (all calculations on a cost basis). The increase in mean invested assets was the result of increased volumes of business in the Life Insurance and Annuities segment. A portion of the increased volume of business was due to the acquisition of the block of business described above.

REALIZED GAIN (LOSS) ON INVESTMENTS
The first nine months of 1999 and 1998 had realized gains on investments of $3.3 million and $22.7 million, respectively. These gains which are net of related deferred acquisition costs and expenses, were the result of net gains on sales of investments, less write-downs and provisions for losses. The 1999 amount includes gains on the sale of real estate partially offset by losses on the sale of fixed income securities. The 1998 amount includes gains that resulted from LNC reducing its position in equity securities. Securities available-for-sale that were deemed to have declines in fair value that are other than temporary were written down. Also, LNC records write-downs and allowances on select mortgage loans on real estate, real estate and other investments when the underlying value of the property is deemed to be less than the carrying value.

The pre-tax write-downs of securities available-for-sale for the first nine months of 1999 and 1998 were $31.4 million and $65.1 million, respectively. The fixed maturity securities to which write-downs apply were generally of investment grade quality at the time of purchase, but were classified as "below investment grade" at the time of the write-downs. During the first nine months of 1999, LNC released $0.5 million in reserves on real estate and mortgage loans on real estate compared to reserves released of $0.7 million for the first nine months of 1998. Net write-downs and reserve releases for all investments for the nine months ended September 30, 1999 and 1998 were $30.9 million and $71.4 million, respectively.

OTHER REVENUE AND FEES
Other revenue and fees for the first nine months of 1999 increased $87.4 million or 47% when compared to the first nine months of 1998. This increase was due to increased volumes of fee income from each of the business segments.

LIFE INSURANCE AND ANNUITY BENEFITS
Life insurance and annuity benefits for the first nine months of 1999 increased $268.5 million or 14% when compared with the first nine months of 1998. This increase was the result of increases in business volume from the Life Insurance & Annuities and Reinsurance segments. A portion of the increase from the Life Insurance and Annuities segment is the result of the acquisition of the block of business described above.

HEALTH BENEFITS
Health benefits increased $66.0 million or 15% for the first nine months of 1999 when compared with the first nine months of 1998 due to increased business volume and higher claim activity within the Reinsurance group markets. As noted under "Health Premiums" above, a block of disability income business was sold on November 1, 1999 and the HMO excess-of-loss business was discontinued in the third quarter of 1999. These events will result in a reduction in health benefits proportionate to the health premium reductions.

UNDERWRITING, ACQUISITION, INSURANCE AND OTHER EXPENSES
These expenses increased $209.5 million or 15% for the first nine months of 1999 compared with the first nine months of 1998. The increase was a result of increases in business volume in the Life Insurance & Annuities and Reinsurance segments and the acquisition of the block of business described above.

RESTRUCTURING CHARGES TAKEN IN 1999
During the first nine months of 1999, LNC implemented a restructuring plan related to the downsizing and consolidation of the operations of Lynch & Mayer, Inc. LNC also announced a second restructuring plan related to the discontinuance of HMO excess-of-loss reinsurance programs. The aggregate charges associated with these two restructuring plans totaled $15.3 million after-tax ($21.8 million pre-tax). The component elements of these aggregate pre-tax costs include $4.4 million for employee severance and termination benefits, write-off of impaired assets of $9.8 million, and other costs of $7.6 million. (See Note 11 on page 14 for details regarding both of these restructuring plans.)

INTEREST AND DEBT EXPENSE
Interest and debt expense increased $15.4 million or 19% for the first nine months of 1999 when compared with the first nine months of 1998. This increase was due to an increase in the average debt outstanding for the period. LNC through its subsidiaries issued $200 million of 8.35% Trust Originated Preferred Securities ("TOPrS") in July 1998 and $230 million of 7.75% FELINE PRIDES (service mark of Merrill Lynch & Co., Inc.) in August 1998.

FEDERAL INCOME TAXES
Federal income taxes increased $21.7 million or 15% in the first nine months of 1999 as compared with the first nine months of 1998 due to the increase in pre-tax earnings.

SUMMARY
Net income for the first nine months of 1999 was $425.7 million or $2.11 per diluted share compared with $384.2 million or $1.89 per diluted share in the first nine months of 1998. Excluding realized gains and losses on investments, restructuring charges and the third quarter 1999 special addition to HMO excess-of-loss reserves ($25 million after-tax), LNC earned $463.9 million for the first nine months of 1999 compared with $391.0 million for the first nine months of 1998. This increase was the result of increased earnings from the Life Insurance & Annuities, Reinsurance and Investment Management segments.

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

This conclusion resulted in a decision to engage external consultants and to devote internal resources to a transformation program encompassing Lincoln UK's products, distribution, investment performance and cost structure. At this stage in the transformation program, management has not yet determined what restructuring actions might be taken. Prior to the finalization and approval of the restructuring plan, it is not possible to provide a meaningful estimate of restructuring costs. These decisions are expected to be made in the fourth quarter of 1999.

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

LNC identified expenditures for the first nine months of 1999 of $41.6 million ($27.0 million after-tax) to address this issue. This brings the expenditures for 1996 through third quarter 1999 to $90.1 million ($58.6 million after-tax). LNC's financial plans for the remainder of 1999 and the year 2000 include expected expenditures of an additional $8.4 million ($5.5 million after-tax) bringing estimated overall Year 2000 expenditures to $98.4 million ($64.0 million after-tax). Because updating systems and procedures is an integral part of LNC's on-going operations, approximately 55% of the 1999 expenditures are expected to continue after all Year 2000 issues have been resolved. All Year 2000 expenditures are expected to be funded from operating cash flows. The anticipated cost of addressing Year 2000 issues is based on management's current best estimates which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. LNC's management continues to closely monitor these costs, but there can be no guarantee that actual costs will not be higher than these estimated costs. Specific factors that might cause such differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct relevant computer problems and other uncertainties.

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

The projects to address IT and non-IT readiness have four major phases. Phase one involves raising awareness and creating an inventory of all IT and non-IT assets. The second phase consists of assessing all items inventoried to initially determine whether they are affected by the Year 2000 issue and preparing general plans and strategies. The third phase entails the detailed planning and remediation of affected systems and equipment. The fourth phase consists of testing to verify Year 2000 readiness.

LNC has completed these four project phases for all of its high and low priority IT systems, including those provided by software vendors. LNC defines the IT testing phase as comprehensive testing of Year 2000 systems changes for both Year 2000 functionality and regression testing to confirm that the Year 2000 changes have not inadvertently modified existing processing. This IT testing included simulated future date unit tests, systems tests and integration tests with LNC affiliates. Environmental and external agent/vendor testing, which are subject to external factors such as vendor readiness, continued through the third quarter of 1999 as planned. Re-testing of systems as part of the pre-production quality assurance process (clean management) as well as participation in industry-wide testing will continue throughout the year.

As of September 30, 1999, 100% of the high priority non-IT assets have been inventoried (Phase 1), assessed (Phase 2), and remediated (Phase 3); 98% have completed the testing phase (Phase 4). LNC expects to have all phases for high priority non-IT assets completed by the end of October 1999. LNC has completed these four phases for all of its low priority non-IT assets.

Concurrent with the IT and non-IT projects, the readiness of key business partners has been reviewed and Year 2000 contingency plans have been developed.

The most significant categories of key business partners are financial institutions, software vendors, and utility providers (gas, electric and telecommunications). Surveys were mailed to key business partners. Based on responses received, current levels of readiness have been assessed, follow-up contacts have been made where necessary, alternative strategies have been developed and testing has been conducted where feasible. For key business partners able to test with LNC, those tests have been conducted. Some of LNC's key business partners have indicated that they would not test with all partners. In those instances where LNC and the key partner could not test but test results were available, LNC reviewed the results of tests the partner conducted either with other, similar firms or as part of industry tests. Where neither testing nor test results were available, LNC evaluated the partner's Y2K readiness statements, other information available on the partner's Year 2000 program, the results of LNC's Year 2000 contingency plan testing and the availability of alternative partners to determine LNC's comfort level. Testing and monitoring of the Year 2000 readiness of key business partners will continue during the fourth quarter.

The complexity of the Year 2000 issue gives rise to numerous uncertainties. Regardless of best efforts, LNC recognizes the possibility that failures may occur. LNC is putting significant emphasis on Year 2000 contingency planning. All planned Year 2000 contingency plans have been developed and tested. Testing of key contingency plans has been through the use of actual data and processes, scenario simulation or walk-throughs as appropriate for the test situation. Testing of the plans and training are continuing throughout the fourth quarter of 1999. Contingency plans consider failures due to either internal or external Y2K events ranging from such things as systems failures to utility outages to external provider failures. Alternative providers have been identified and in some cases contacted; year-end staffing plans are being finalized; manual work-arounds have been documented and prioritization processes for problem resolution have been developed.

While LNC is working to meet the various schedules outlined above, some uncertainty remains. Specific factors that give rise to this uncertainty include a possible loss of resources to perform the work, failure to identify all susceptible systems, non-compliance by third parties whose systems and operations impact LNC and other uncertainties.

A worst case scenario might include experiencing an interruption in its ability to collect and process premiums or deposits, process claim payments, accurately maintain policyholder information, accurately maintain accounting records, and/or perform adequate customer service. Should the worst case scenario occur, it could, depending on its duration, have a material impact on LNC's results of operations and financial position. Simple failures might be repaired and returned to production within a matter of hours with no material impact. Unanticipated failures with a longer service disruption period might have a more serious impact. For this reason, LNC is placing significant emphasis on risk management and Year 2000 contingency planning. As noted above, LNC has modified or developed contingency plans to address potential Year 2000 issues. Where these efforts identify either high risks due to unacceptable work around procedures or significant readiness risks, appropriate risk management techniques have been defined. These techniques, such as resource shifting or use of alternate providers, will be employed if needed to provide stronger assurances of readiness. LNC has gone through exercises to identify worst case scenarios and believes its plans are sufficient to mitigate these worst case scenario risks.


REVIEW OF CONSOLIDATED FINANCIAL CONDITION

INVESTMENTS
The total investment portfolio decreased $1.4 billion in the first nine months of 1999. This decrease was due to the decrease in the fair value of securities available-for-sale partially offset by the purchases of investments from cash flow generated by the business segments.

The quality of LNC's fixed maturity securities portfolio as of September 30, 1999 was as follows:


      Treasuries and AAA          24.2%                 BBB        32.6%
      AA                           6.9%                  BB         4.6%
      A                           28.8%        Less than BB         2.9%


As of September 30, 1999, $2.1 billion or 7.5% of fixed maturity securities was invested in below investment grade securities (less than BBB). This represents 5.9% of the total investment portfolio. The interest rates available on these below investment grade securities are significantly higher than are available on other corporate debt securities. Also, the risk of loss due to default by the borrower is significantly greater with respect to such below investment grade securities because these securities are generally unsecured, often subordinated to other creditors of the issuer and issued by companies that usually have high levels of indebtedness. LNC attempts to minimize the risks associated with these below investment grade securities by limiting the exposure to any one issuer and by closely monitoring the credit worthiness of such issuers. During the nine months ended September 30, 1999, the aggregate cost of such investments purchased was $450.7 million. Aggregate proceeds from such investments sold were $431.3 million, resulting in a net realized pre-tax loss at the time of sale of $25.9 million.

LNC's entire fixed maturity and equity securities portfolio is classified as "available-for-sale" and is carried at fair value on its balance sheet. Because the general intent of the "available-for-sale" accounting rules is to reflect shareholder's equity as if unrealized gains and losses where actually recognized, it is necessary for LNC to consider all related accounting adjustments that would occur upon such a hypothetical recognition of unrealized gains and losses. Such related balance sheet effects include adjustments to the balances of deferred acquisition costs, policyholder commitments and deferred income taxes. Adjustments to each of these balances are charged or credited directly to shareholder's equity as part of LNC's "available-for-sale" accounting. For instance, deferred acquisition costs are adjusted upon the recognition of unrealized gains or losses since the amortization of deferred acquisition costs is based upon an assumed emergence of gross profits on certain insurance business. In a similar manner, adjustments to the balances of policyholder reserves or commitments are made because LNC has either a contractual obligation or has a consistent historical practice of making allocations of investment gains or losses to policyholders. Deferred income tax balances are also adjusted, since unrealized gains or losses do not affect actual taxes currently paid.

As of September 30, 1999, real estate and mortgage loans on real estate represented 0.8% and 13.1% of LNC's total investment portfolio, respectively. As of September 30, 1999, the underlying properties supporting the mortgage loans on real estate consisted of 27.1% in commercial office buildings, 31.2% in retail stores, 17.8% in apartments, 13.5% in industrial buildings, 5.4% in hotels/motels and 5.0% in other. In addition to the dispersion by property type, the mortgage loan portfolio is geographically diversified throughout the United States.

The following summarizes key information on mortgage loans:


                                                                              September 30,       December 31,
                                                            (in millions)              1999               1998
                                                            -------------              ----               ----
Total Portfolio (net of reserves)                                                $  4,772.7         $  4,393.1

Mortgage loans two or more payments
 delinquent (including in process of foreclosure)                                       5.7                2.4
Restructured loans in good standing                                                     3.4               32.0
Reserve for mortgage loans                                                              4.3                4.8

Fixed maturity securities available-for-sale, real estate and mortgage loans on real estate that were non-income producing for the nine months ended September 30, 1999 were not significant.

CASH AND INVESTED CASH
Cash and invested cash decreased by $90.4 million in the first nine months of 1999. This decrease was due primarily to the purchase and retirement of common stock at a cost of $356.7 million offset by the receipt of a Federal tax refund for 1998 of $106.5 million and cash flows generated from operations.

DEFERRED ACQUISITION COSTS
Deferred acquisition costs increased by $650.1 million during the first nine months of 1999 due to additions for new business and amounts restored for the increase in unrealized loss on securities available-for-sale, partially offset by amortization.

PREMIUMS AND FEES RECEIVABLE
Premiums and fees receivable increased $49.8 million in the first nine months of 1999 as a result of increased volumes of business.

ASSETS HELD IN SEPARATE ACCOUNTS
This asset account as well as the corresponding liability account increased by $2.8 billion in the first nine months of 1999 reflecting an increase in variable annuity funds under management. This increase was due to market appreciation exceeding net outflows during the period.

GOODWILL AND OTHER INTANGIBLE ASSETS
The decrease in these amounts is the result of the amortization of account balances for the nine months ended September 30, 1999, coupled with the adjustments made to goodwill and other intangible assets during 1999. During the first quarter of 1999, an adjustment was made to goodwill as a result of the final settlement reached with CIGNA Corporation as to the amount of assets and liabilities transferred to LNC on the business acquired January 2, 1998. Also, during 1999, adjustments were made to goodwill and other intangibles as a result of additional analysis of the block of business acquired from Aetna, Inc. on October 1, 1998 (see Note 10 on page 12).

OTHER ASSETS
The increase in other assets of $231.3 million is the result of having higher receivables for open security sales as of September 30, 1999 relative to the balance at December 31, 1998.

TOTAL LIABILITIES
Total liabilities increased by $3.4 billion in the first nine months of 1999. Insurance policy reserves increased $356.9 million due to increased business volumes and specific reserve strengthening related to the Reinsurance segment's HMO excess-of-loss reinsurance programs (see Note 6 on page 9). Contractholder funds decreased $198.0 million which is the net result of new deposits being more than offset by the withdrawal upon maturity of guaranteed interest contracts. Liabilities related to separate accounts increased $2.8 billion (see discussion of "Assets Held in Separate Accounts" above). Total debt increased $53.0 million due to an increase in the outstanding balance of commercial paper issued. Other liabilities increased $358.3 million as a result of higher payables for open security purchases as of September 30, 1999 relative to December 31, 1998 and due to increased business volumes. LNC's liabilities include some contingency items (see Note 6 on page 8).

RESTRUCTURING CHARGES TAKEN IN 1998
During 1998, LNC implemented a restructuring plan relating to the integration of existing life and annuity operations with the new business operations acquired from CIGNA Corporation. A second restructuring plan relating to the streamlining of LNC's corporate center operations was also implemented during 1998. The aggregate charges associated with these two unrelated restructuring plans totaled $34.3 million after-tax ($52.8 million pre-tax). Both of these restructuring plans are proceeding on schedule, with actual pre-tax costs totaling $45.4 million having been expended or written off. The remaining aggregate reserve balance of $7.4 million is anticipated to be utilized in the completion of these restructuring plans. (See Note 11 on page 13 for details regarding both of these restructuring plans.)

SHAREHOLDERS' EQUITY
Total shareholders' equity decreased $725.8 million in the first nine months of 1999. Excluding the decrease of $656.2 million related to a decrease in the unrealized gains on securities available-for-sale, shareholders' equity decreased $69.6 million. This decrease was the net result of increases due to $425.7 million from net income, $37.2 million from the issuance of common stock related to benefit plans and $3.5 million from the issuance of common stock related to the acquisition of subsidiaries being offset by a decrease of $9.7 million in the cumulative foreign currency translation adjustment, $363.5 million for the repurchase of common shares and $162.8 million for the declaration of dividends to shareholders.

Due to increased levels of net unrealized losses on securities available-for-sale, consolidated deferred taxes are in a net deferred tax asset position as of September 30, 1999. Realization of the deferred tax asset is based upon offsetting existing taxable temporary differences, carrybacks to prior years, and expectations of future taxable income. Existing levels of pre-tax earnings are sufficient to generate the minimum amount of future taxable income over the next few years necessary to fully support the realization of the net deferred tax asset.

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

The consolidated statements of cash flows on page 6, indicates that operating activities provided cash of $1.2 billion during the first nine months of 1999. This statement also classifies the other sources and uses of cash by investing activities and financing activities and discloses the total amount of cash and invested cash available to meet LNC's obligations.

Although LNC generates adequate cash flow to meet the needs of its normal operations, periodically LNC may issue debt or equity securities to fund internal expansion, acquisitions, investment opportunities and the retirement of LNC's debt and equity. As of September 30, 1999, LNC has a shelf registration with an unused balance of $825 million that would allow LNC to issue a variety of securities, including debt, preferred stock, common stock and hybrid securities. Finally, cash funds are available from LNC's revolving credit agreement which provides for borrowing up to $750 million.

Transactions that occurred recently include the purchase and retirement of shares of common stock at a cost of $356.7 million in the first nine months of 1999. In May 1999, the LNC board authorized $500 million to repurchase shares of common stock. Since the May 1999 board authorization repurchases of $236.6 million through October 29, 1999 have reduced the board authorization to $263.4 million.

LNC's insurance subsidiaries are subject to certain insurance department regulatory restrictions, as to the transfer of funds and payment of dividends to the holding company (LNC). Generally, these restrictions pose no short-term liquidity concerns for the holding company. However, as discussed in detail within Note 6 on page 8, the acquisition of two blocks of business in 1998 placed further restrictions on the ability of LNC's primary insurance subsidiary, Lincoln National Life Insurance Company ("Lincoln Life"), to declare and pay dividends. As a result of these acquisitions and dividends declared, Lincoln Life's statutory earned surplus is negative. It is necessary for Lincoln Life to obtain the prior approval of the Indiana Insurance Commissioner before paying any dividends to LNC until such time as statutory earned surplus is positive. The time frame for statutory earned surplus to return to a positive position is dependent upon future statutory earnings and dividends paid by Lincoln Life. Although no assurance can be given that additional dividends will be approved, during the second quarter 1999, Lincoln Life received regulatory approval and paid an extraordinary dividend of $350 million to LNC. In the event such approvals are not obtained in the future, management believes that LNC can obtain the funds required to satisfy its obligations from its existing credit facilities and other sources.

ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

In Item 7A of Part II for the year ended December 31, 1998 (see page 28 of LNC's Form 10-K), LNC provided a discussion of its market risk. During the first nine months of 1999, there was no substantive change to LNC's market risk. The following is a discussion of changes to LNC's derivative positions.

DERIVATIVES
As discussed in Note 7 to the consolidated financial statements for the year ended December 31, 1998 (see page 57 of LNC's Form 10-K), LNC has entered into derivative transactions to reduce its exposure to fluctuations in interest rates, the widening of bond yield spreads over comparable maturity U.S. Government obligations, increased liabilities associated with certain reinsurance agreements, foreign exchange risks and fluctuations in the FTSE and S&P indexes. In addition, LNC is subject to risks associated with changes in the value of its derivatives; however, such changes in value are generally offset by changes in the value of the items being hedged by such contracts. Modifications to LNC's derivative strategy are initiated periodically upon review of the company's overall risk assessment. During the first nine months of 1999, the more significant changes in LNC's derivative positions are as follows:

1. Decreased its use of interest rate cap agreements that are used to hedge its annuity business from the effect of fluctuating interest rates from $4.1 billion notional to $2.7 billion notional. The decrease in notional is a result of expirations and, therefore, no gain or loss has been recognized.

2. Decreased its use of swaptions which are used to hedge various portfolios of interest rate sensitive assets by $34.3 million notional, resulting in a remaining balance of $1.87 billion notional. The decrease in notional of swaptions was a result of expirations and no gain or loss was recognized.

3. Increased its use of interest rate swap agreements from $258.3 million notional to $371.3 million notional. During the first nine months of 1999, $6.4 million notional expired with no gain or loss recognized. These interest rate swap agreements are part of a replication strategy which will result in a higher yield on bonds held by LNC.

       Entered into $363.0 million notional of forward starting interest rate swaps to hedge the anticipated purchase of assets. Of this amount, $54.0 million notional was terminated during the period resulting in no gain or loss. These swap agreements are part of a strategy to lengthen the duration of the portfolio of assets supporting the life insurance block of business, as well as protect LNC from rising interest rates.

4. Terminated its use of foreign exchange forward contracts that hedge the foreign currency risk of its portfolio of foreign investments. The balance as of December 31, 1998 was $1.5 million notional. A $0.1 million gain was recognized as a result of the terminations.

       Entered into foreign exchange forward contracts in the amount of $40.0 million notional. These contracts hedge LNC's exposure to currency fluctuations associated with its commercial paper program in the United Kingdom. A total of $30.0 million notional was terminated during the period resulting in no gain or loss.

5. Decreased its use of foreign currency swap agreements that are hedging the foreign currency risk of its portfolio of foreign bonds from $47.2 million notional to $44.2 million notional. This reduction in notional resulted in a recognized gain of $0.4 million. These foreign currency swaps are part of a replication strategy. LNC owns various foreign issue securities. Interest payments from these securities are received in a foreign currency and then swapped into U.S. dollars, replicating a foreign issue, U.S. dollar paying security.

6. Decreased its use of FTSE index call options from $11.1 million notional to $4.4 million notional. As a result of these terminations, a $1.0 million gain was recognized. The purpose of LNC's FTSE index call option program is to offset the cost of increases in the liabilities of certain single premium investment contracts which are tied to the appreciation of the FTSE index.

7. Increased its use of S&P 500 index options from $79.9 million notional to $115.6 million notional. New options in the amount of $38.7 million were entered into and $3.0 million were terminated during the period, resulting in a $0.2 million gain. These call options offset LNC's increased liabilities resulting from certain reinsurance agreements which guarantee payment for a specified portion of the appreciation of the S&P 500 index on certain underlying annuity products.

8. Entered into a gold commodity swap agreement with a notional amount of $8.1 million. The gold commodity swap was part of a replication strategy in which LNC owned a bond that made its coupon payments to bondholders in ounces of gold. The gold buillon was then swapped into U.S. dollars, replicating a U.S. dollar paying security. During the third quarter of 1999, the $8.1 million notional swap agreement expired resulting in a $2.9 million gain.

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


PART II - OTHER INFORMATION AND EXHIBITS

Items 1, 2, 3, 4, and 5 of Part II are either inapplicable or are answered in the negative and are omitted pursuant to the instructions to Part II.


ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

(a)     The following Exhibits of the Registrant are included in this report.

        (Note: The number preceding the exhibit corresponds to the specific number within Item 601 of Regulation S-K.)

        10(a)   Lincoln National Corporation Value Sharing Plan

        12      Historical Ratio of Earnings to Fixed Charges

        27      Financial Data Schedule

(b) No reports on Form 8-K were filed during the quarter ended September 30, 1999.

                                 SIGNATURE PAGE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






                                                 LINCOLN NATIONAL CORPORATION



                                                 By /s/ Richard C. Vaughan
                                                    ----------------------------
                                                    Richard C. Vaughan,
                                                    Executive Vice President and
                                                    Chief Financial Officer




                                                 By /s/ Casey J. Trumble
                                                    ----------------------------
                                                    Casey J. Trumble
                                                    Senior Vice President and
                                                    Chief Accounting Officer




    Date  November 2, 1999
          --------------------

                          LINCOLN NATIONAL CORPORATION

                    Exhibit Index for the Report on Form 10-Q for the Quarter Ended September 30, 1999



Exhibit Number     Description                                       Page Number
--------------     -----------                                       -----------


10(a)              Lincoln National Corporation Value Sharing Plan        26

12                 Historical Ratio of Earnings to Fixed Charges          37

27                 Financial Data Schedule                                38