Form 10-K
period 1999-12-31
LINCOLN NATIONAL CORP
filed 2000-03-10
CIK 59558

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999      Commission File Number 1-6028

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]

As of February 25, 2000, 194,693,465 shares of common stock were outstanding. The aggregate market value of such shares (based upon the closing price of these shares on the New York Stock Exchange) held by non-affiliates was approximately $5,524,427,000.

Select materials from the Proxy Statement for the Annual Meeting of Shareholders, scheduled for May 11, 2000 have been incorporated by reference into Part III of this Form 10-K.

The exhibit index to this report is located on page 90.

Lincoln National Corporation

PART I

Item 1. Business

A. Business Overview

Lincoln National Corporation ("LNC") is a holding company. Through subsidiary companies, LNC operates multiple insurance and investment management businesses. The collective group of companies uses "Lincoln Financial Group" as its marketing identity. LNC is the 32nd largest (based on assets) U.S. corporation (1998 Fortune 500, Largest U.S. Corporations, April 1999). Operations are divided into four business segments: 1) Life Insurance and Annuities, 2) Lincoln UK, 3) Reinsurance and 4) Investment Management. Over the past five years, segments have been redefined as noted below. Prior to 1997, LNC had a Property-Casualty segment. This segment was sold in 1997 and the related segment information was reclassified to discontinued operations (see Note 11 to the consolidated financial statements). The Lincoln UK segment, which was added in 1997, was included in the Life Insurance and Annuities segment prior to the adoption of Financial Accounting Standard No. 131. The Investment Management segment was added in April of 1995 following the acquisition of Delaware Management Holdings, Inc. Although one of the subsidiaries held by LNC was formed as early as 1905, LNC itself was formed in 1968. LNC is an Indiana corporation but maintains its principal offices at 1500 Market Street, Suite 3900, Philadelphia, Pennsylvania 19102-2112. As of December 31, 1999, there were 60 persons involved with the governance of the LNC holding company. Total employment of Lincoln National Corporation at December 31, 1999 on a consolidated basis was 7,960.

Revenues, pre-tax income and assets for LNC's major business segments and other operations are shown in this Form 10-K report as part of the consolidated financial statements (see Note 9 to the consolidated financial statements). The LNC "Other Operations" category includes the financial data for operations that are not directly related to the business segments and unallocated corporate items (i.e., corporate investment income and interest expense on short-term and long-term borrowings).

B. Description of Business Segments

1. Life Insurance and Annuities

The primary companies within this business segment are Lincoln National Life Insurance Company ("Lincoln Life"); First Penn-Pacific Life Insurance Company ("First Penn"); Lincoln Life & Annuity Company of New York ("Lincoln Life New York"); AnnuityNet, Inc.; Lincoln Financial Advisors ("LFA") and Sagemark Consulting, Inc. ("Sagemark").

Lincoln Life, an Indiana corporation headquartered in Fort Wayne, Indiana with significant operations in Hartford, Connecticut, is the 8th largest U.S. stockholder-owned life insurance company, based on revenues (1998 Fortune Rankings of Largest Life Insurance Companies by Revenues, April 1999) and the 7th largest life insurer in the U.S. when measured by assets (Best's Review Life-Health Edition, July 1999). A network of 47 life insurance agencies, independent life insurance brokers, insurance agencies located within financial institutions and specifically trained employees sell fixed annuities, variable annuities, universal life insurance, variable universal life insurance, term life insurance and other individual insurance coverages in most states of the United States. The distribution network includes approximately 2,100 career agents, 35,000 brokers, 7,600 bank agents and access to 60,000 stockbrokers and financial planners.

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

Lincoln Life New York is a New York company headquartered in Syracuse, New York. Lincoln Life New York offers fixed annuities, variable annuities, universal life, variable universal life, term life and other individual life insurance products within the state of New York utilizing the distribution networks described above for Lincoln Life and First Penn.

LFA and Sagemark are securities broker/dealers and registered investment advisors that offer a full range of financial and estate planning services. They also offer access to annuities, 401(k) plans, pensions, universal life insurance and other wealth accumulation and protection products and services. Both companies are headquartered in Hartford, Connecticut and have offices throughout the United States.

Other companies within this segment include various general business corporations that support the segment's sales, service and administrative efforts.

Approximately 4,270 employees are involved in this business segment.

2. Lincoln UK

Business in this segment is conducted through a series of operating companies owned by Lincoln National (UK) plc ("Lincoln UK"). Lincoln UK is headquartered in Gloucester, England, and is licensed to do business throughout the United Kingdom ("UK"). The principal products produced by this operation, unit-linked life and pension products, are similar to U.S. produced variable life and annuity products. The distribution network includes approximately, 1,450 sales representatives and tied agents. Lincoln UK was the 18th largest writer of unit-linked new business premiums in the UK for 1998 (Money Management Magazine-New Business Trends, June 1999).

Approximately 1,270 employees are involved in this business segment.

3. Reinsurance

The primary companies within this business segment are Lincoln National Reassurance Company ("LNRAC"), Lincoln National Health & Casualty Insurance Company ("LNH&C"), Lincoln Life, Lincoln National Reinsurance Company Ltd, Old Fort Insurance Company Ltd and Lincoln National Reinsurance Company Ltd (Barbados). LNRAC and Lincoln Life offer reinsurance programs for individual life, group life, group medical and annuity products to U.S. and international clients. LNH&C offers group medical products and services on both a direct and reinsurance basis. The insurance companies in Bermuda and Barbados offer specialized reinsurance programs for life, health and annuity business. They also offer funded cover programs to property-casualty carriers in the U.S. and select international markets.

This segment provides a broad range of risk management products and services to insurance companies, self-funded employers and other primary market risk accepting organizations throughout the United States and economically attractive international markets. Marketing efforts are conducted primarily through the efforts of a reinsurance sales staff. Some business is generated through reinsurance intermediaries and brokers. The reinsurance organization is one of the leading life-health reinsurers worldwide measured on gross premiums, net of ceded (Business Insurance, August 1999).

Other companies in this business segment include various general business corporations that support the segment's sales, service and administration efforts.

Approximately 910 employees are involved in this business segment.

4. Investment Management

The primary companies within this business segment include Lincoln National Investments, Inc. ("LNI"), Lincoln National Investment Companies, Inc. ("LNIC"), Delaware Management Holdings, Inc. ("Delaware"), Lynch & Mayer, Inc. ("Lynch & Mayer"), Vantage Global Advisors, Inc. ("Vantage") and Lincoln Investment Management. LNI and LNIC are intermediate level holding companies that own the operating companies within this segment. The operating companies provide a variety of asset management services to institutional and retail customers including pension plans, endowment funds, individuals and trusts. These companies serve as investment advisor to approximately 365 pension funds and other institutional accounts; act as investment manager/national distributor and/or shareholder services agent for 98 open-end funds; and serve as investment manager for 10 closed-end funds. Lincoln Investment Management provides investment advisory services for LNC's corporate portfolios as well as entities not owned by LNC.

Approximately 1,450 employees are involved in this business segment.

C. Other Matters

1. Regulatory

LNC's Life Insurance and Annuities, Lincoln UK and Reinsurance business segments, in common with those of other insurance companies, are subject to regulation and supervision by the states, territories and countries in which they are licensed to do business. The laws of these jurisdictions generally establish supervisory agencies with broad administrative powers relative to granting and revoking licenses to transact business, regulating trade practices, licensing agents, prescribing and approving policy forms, regulating premium rates for some lines of business, establishing reserve requirements, regulating competitive matters, prescribing the form and content of financial statements and reports, regulating the type and amount of investments permitted and prescribing minimum levels of capital. The ability to continue an insurance business is dependent upon the maintenance of the licenses in the various jurisdictions.

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

2. Miscellaneous

LNC's insurance subsidiaries protect themselves against losses greater than the amount they are willing to retain on any one risk or event by purchasing reinsurance from unaffiliated insurance companies (see Note 7 to the consolidated financial statements).

All businesses LNC is involved in are highly competitive due to the market structure and the large number of competitors. At the end of 1998, the latest year for which data is available, there were approximately 1,550 life insurance companies in the United States. Lincoln Life is the 8th largest stockholder-owned life insurance company in the United States based on revenues (1998 Fortune Ranking of Largest Life Insurance Companies by Revenues, April 1999). LNC's investment management companies were the 39th largest U.S. investment management group at the end of 1998 (1998 Institutional Investor 300 Money Managers, July 1999). Also, many of the products offered by LNC's operating companies are similar to products offered by non-insurance financial services companies, such as banks. The Financial Services Modernization Act was passed in November 1999 and repeals the Glass-Steagall Act of 1933 and expands the Bank Holding Company Act of 1956. This new act allows cross-ownership by banks, securities firms and insurance companies. As a result, there is speculation that there will be business combinations among banks, securities firms and insurance companies.

Because of the nature of the insurance and investment management businesses, there is no single customer or group of customers upon whom the business is dependent. Factors such as backlog, raw materials, seasonality, patents (including trademarks, licenses, franchises and any other concessions held) or environmental impact do not have a material effect upon such businesses. However, within LNC's Reinsurance segment, Lincoln National Risk Management, Inc. ("LNRM") does hold patents for "The Method and Apparatus for Evaluating a Potentially Insurable Risk," and "Automated Decision-making Arrangements". LNRM markets multiple knowledge-based underwriting products that rely on these patents.

LNC does not have a separate unit that conducts market research. Research activities related to new products or services, or the improvement of existing products or services, are conducted within the business segments. Expenses related to such activities are not material. Also, sales are not dependent upon select geographic areas. LNC has foreign operations that are significant in relationship to the consolidated group (see Note 9 to the consolidated financial statements).

Item 2. Properties

LNC and the various operating businesses own or lease approximately 4.0 million square feet of office space. The governance group for LNC and the Investment Management segment lease 0.3 million square feet of office space in Philadelphia, Pennsylvania. The operating units in the Fort Wayne, Indiana area own or lease 1.6 million square feet. Also, businesses operating in suburban Chicago, Illinois; Hartford, Connecticut and the United Kingdom own or lease another 1.1 million square feet of office space. An additional 1.0 million square feet of office space is owned or leased in other U.S. cities and foreign countries for branch offices and other smaller operations. As shown in the notes to the consolidated financial statements (see Note 7 to the consolidated financial statements), the rental expense on operating leases for office space and equipment for continuing operations totaled $81.5 million for 1999. Office space rent expense accounts for $61.8 million of this total. This discussion regarding properties does not include information on investment properties.

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

During the fourth quarter of 1999, no matters were submitted to security holders for a vote.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Stock Market and Dividend Information

The dividend on LNC's common stock is declared each quarter by LNC's Board of Directors. In determining dividends, the Board takes into consideration items such as LNC's financial condition, including current and expected earnings, projected cash flows and anticipated financing needs. The range of market prices and cash dividends declared by calendar quarter for the past two years are as follows:

Common Stock Data:      (per share)            1st Qtr     2nd Qtr     3rd Qtr     4th Qtr
------------------------------------------------------------------------------------------
1999
High                                           $50.250     $53.438     $57.500     $48.313
Low                                             39.281      45.688      36.000      36.500

Dividend Declared                                $.275       $.275       $.275       $.290

1998
High                                           $43.250     $47.063     $49.438     $43.344
Low                                             36.125      41.844      41.125      33.500

Dividend Declared                                $.260       $.260       $.260       $.275

Notes:

(1)	The data for 1998 and the first quarter of 1999 have been adjusted to reflect the effects of a June 1999 two-for-one split of LNC's common stock.
(2)	At December 31, 1999, the number of shareholders of record of LNC's common stock was 11,646.
(3)	The payment of dividends to shareholders is subject to the restrictions described in Note 7 to the consolidated financial statements and is discussed in the Management's Discussion and Analysis of "Liquidity and Cash Flow".

Exchanges: New York, Chicago and Pacific.

Stock Exchange Symbol: LNC

Item 6. Selected Financial Data

                                                          (in millions, except per share data)
Year Ended December 31                            1999        1998        1997        1996        1995
------------------------------------------------------------------------------------------------------
Total revenue                                 $6,803.7    $6,087.1    $4,898.5    $4,733.6    $4,586.5

Net income from continuing
operations (1)                                   460.4       509.8        22.2       356.4       301.4
Net income from discontinued
operations                                          --          --       134.9       157.2       180.8
Gain on sale of discontinued
operations                                          --          --       776.9          --          --
                                           -----------   ---------   ---------   ---------   ---------
Net income (1)                                  $460.4      $509.8      $934.0      $513.6      $482.2

Per Share Data (2):
Net income from continuing
operations                                       $2.30       $2.51       $0.11       $1.69       $1.44
Net income from discontinued
operations                                          --          --        0.65        0.75        0.86
Gain on sale of discontinued
operations                                          --          --        3.73          --          --
                                           -----------   ---------   ---------   ---------   ---------
Net Income-Diluted                               $2.30       $2.51       $4.49       $2.44       $2.30

Net Income-Basic                                 $2.33       $2.54       $4.56       $2.47       $2.39

Common stock dividends                          $1.115      $1.055      $0.995      $0.935      $0.875

                                                          (in millions, except per share data)
December 31                                       1999        1998        1997        1996        1995
------------------------------------------------------------------------------------------------------
Assets
                                            $103,095.7   $93,836.3   $77,174.7   $71,713.4   $63,257.7
Long-term debt                                   712.0       712.2       511.0       626.3       659.3
Company-obligated mandatorily
redeemable preferred
securities of subsidiary
trusts holding solely junior
subordinated debentures                          745.0       745.0       315.0       315.0          --
Shareholders' equity                           4,263.9     5,387.9     4,982.9     4,470.0     4,378.1

Per Share Data: (2)
Shareholders' equity
(Securities at market)                          $21.76      $26.59      $24.63      $21.50      $20.95
Shareholders' equity
(Securities at cost)                             24.14       23.86       22.48       19.51       17.61

Market value of common stock                    $40.00      $40.91      $39.07      $26.25      $26.88
(1)	Factors affecting the comparability of net income from continuing operations and net income from continuing operations for the 1995-1999 period are shown on page 8 (see "Supplemental Data"). Other factors affecting comparability are shown within the results of operations by segment (see pages 10 through 23).
(2)	Per share amounts and number of shares repurchased were also affected by the 1999 two-for-one split of LNC's common stock (see Note 10 to the consolidated financial statements) and by the issuance of 2,796,224 shares of common stock in 1997 and the retirement of 7,675,000; 1,246,562; 9,897,800 and 1,238,164 shares of common stock in 1999, 1998, 1997 and 1996, respectively.

Supplemental Data

The following table presents a reconciliation of "Income (Loss) from Continuing Operations" to "Net Income from Continuing Operations" determined in accordance with generally accepted accounting principles. Income (Loss) from Continuing Operations is LNC's alternative measure of operating performance which excludes the after-tax realized gain (loss) on investments and associated items, gain (loss) on sale of subsidiaries and restructuring charges.

Year Ended December 31       (in millions)        1999        1998        1997        1996        1995
------------------------------------------------------------------------------------------------------
Income (loss) from continuing
operations (1)                                  $475.5      $530.4      $(50.7)     $298.8      $140.9
Realized gain (loss) on
investments, net of
associated amortization of
deferred policy acquisition
costs, provision for
policyholder commitments,
investment expenses and
income taxes                                       3.8        13.7        72.9        57.6       102.2
Gain (loss) on sale of
subsidiary, net of income
taxes                                               --          --          --          --        58.3
Restructuring charges, net of
income taxes                                     (18.9)      (34.3)         --          --          --
                                           -----------   ---------   ---------   ---------   ---------
Net Income from Continuing
Operations                                      $460.4      $509.8       $22.2      $356.4      $301.4
(1)	Income (loss) from continuing operations for 1999 includes changes in estimates of reserves for 1) Lincoln UK' s pension business of $126.1 million, after-tax and 2) Reinsurance's HMO excess-of-loss reinsurance programs of $25.0 million, after-tax and workers' compensation carve-out business underwritten by Unicover Managers, Inc. of $40.4 million, after-tax; and includes a tax benefit of $42.1 million relating to the decision to explore exiting the UK insurance market. Also, 1997 and 1995 include the impact of the changes in estimate of the reserve level needed for LNC's disability income business ($130.0 million and $121.6 million, after-tax, respectively). Finally, 1997 includes changes in estimates for reserves for 1) Lincoln UK's pension business of $174.9 million, after-tax and 2) Reinsurance's personal accident programs of $113.7 million, after-tax.

Item 7. Management's Discussion and Analysis
Forward Looking Statements -- Cautionary Language

The pages that follow review LNC's results of operations and financial condition including liquidity and cash flows, and capital resources. Historical financial information is presented and analyzed. Where appropriate, factors that may affect future financial performance are identified and discussed. Certain statements made in this report are "forward-looking statements" within the meaning of the Securities Litigation Reform Act of 1995 (the "Act"). Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain words like: "believe", "anticipate", "expect", "estimate", "project", "will", "shall" and other words or phrases with similar meaning. Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. These risks and uncertainties include, among others: subsequent significant changes in the company (e.g., acquisitions and divestitures), financial markets (e.g., interest rates and securities markets), legislation (e.g., taxes and product taxation), generally accepted accounting principles, regulations (e.g., insurance and securities regulations), debt and claims paying ratings issued by nationally recognized statistical rating organizations or A.M. Best Company, Inc., acts of God (e.g., hurricanes, earthquakes and storms), stability of foreign governments in countries that LNC does business, other insurance risks (e.g., policyholder mortality and morbidity) and competition.

The risks included here are not exhaustive. Other sections of this report may include additional factors which could adversely impact LNC's business and financial performance. Moreover, LNC operates in a rapidly changing and competitive environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors. Further, it is not possible to assess the impact of all risk factors on LNC's business or the extent to which any factor or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undo reliance on forward-looking statements as a prediction of actual results. In addition, LNC disclaims any obligation to update any forward-looking statements to reflect events or circumstances that occur after the date of this report.

On pages 9 through 23, the results of operations of LNC consolidated, LNC's four business segments and other operations are presented and discussed. Within these discussions of the results of operations, reference is made to "Income from Operations". This alternative measure of earnings is defined as "Net income less realized gain (loss) on sale of investments, gain (loss) on sale of subsidiaries and restructuring charges, all net of taxes." Pages 24 through 26 discuss LNC's consolidated investments. Pages 26 through 28 discuss LNC's consolidated financial condition including liquidity and cash flows, and capital resources.

This "Management's Discussion and Analysis" should be read in conjunction with the audited consolidated financial statements and accompanying notes presented on pages 38 through 76.

OVERVIEW: RESULTS OF CONSOLIDATED OPERATIONS

Summary Information

                                                                                          Increase
                                                                                         (Decrease)
Year Ended December 31     (in millions)          1999        1998        1997        1999        1998
------------------------------------------------------------------------------------------------------
Continuing Operations:
Life insurance and annuity
premiums                                $      1,183.0      $985.6      $756.2         20%         30%
Health premiums                                  698.5       635.1       572.5         10%         11%
Insurance fees                                 1,537.6     1,274.6       832.2         21%         53%
Investment advisory fees                         223.8       227.1       204.9         (1%)        11%
Net investment income                          2,807.5     2,681.4     2,250.8          5%         19%
Equity in earnings of
unconsolidated affiliates                          5.8         3.3         2.1
Realized gain on investments                       3.0        19.0       122.6
Other revenue and fees                           344.5       261.0       157.2         32%         66%
Life insurance and annuity
benefits                                       3,145.3     2,762.0     2,358.7         14%         17%
Health benefits                                  659.7       566.9       833.1         16%        (32%)
Underwriting, acquisition,
insurance and other expenses                   2,295.0     1,943.7     1,579.3         18%         23%
Interest and debt expenses                       133.7       117.1        92.5         14%         27%
Federal income taxes                             109.6       187.6        12.7
                                           -----------   ---------   ---------
Net Income from Continuing
Operations                                       460.4       509.8        22.2

Discontinued Operations:
Income prior to disposal                            --          --       134.9
Gain on disposal                                    --          --       776.9
                                           -----------   ---------   ---------
Net Income                                      $460.4      $509.8      $934.0

Discontinued Operations

In 1997, lines were added to the income statement to accommodate the operating activity and gain on sale associated with LNC's decision to sell its 83.3% ownership in American States Financial Corporation (see Note 11 to the consolidated financial statements).

Summary

Net income for 1999 was $460.4 million compared with $509.8 million in 1998. Excluding after-tax realized gain on investments, restructuring charges, 1999 special additions to HMO excess-of-loss and UK pension product reserves, a charge for estimated settlement costs for participation in workers' compensation carve-out business and a 1999 tax benefit related to the decision to explore exiting the UK insurance market, LNC earned $624.9 million for 1999 compared to $530.4 million in 1998. This increase was the result of increased earnings in the Life Insurance and Annuities, Reinsurance and Investment Management segments. Net income for 1998 was $509.8 million compared with $934.0 million in 1997. Excluding after-tax realized gain on investments, gain on sale of subsidiaries, restructuring charges, discontinued operations and the 1997 special additions to the disability income, personal accident programs and UK pension product reserves, LNC earned $530.4 million for 1998 compared to $368.0 million in 1997. This increase was the result of increased earnings from each of the business segments. In the fourth quarter of 1997, Other Operations benefited from earnings on proceeds from discontinued operations. This benefit did not continue into 1998 as most of these funds were used to purchase a block of individual life and annuity business on January 2, 1998 (see Note 11 to the consolidated financial statements). For further discussion of the results of operations, see the discussion of the results of operations by segment starting on page 10.

Restructuring Charges

During 1998, LNC implemented a restructuring plan relating to the integration of existing life and annuity operations with the new business operations acquired from CIGNA Corporation ("CIGNA"). A second restructuring plan relating to the streamlining of LNC's corporate center operations was also implemented during 1998. The aggregate charges associated with these two unrelated restructuring plans totaled $34.3 million after-tax ($52.8 million pre-tax). The restructuring plan relating to the integration of existing life and annuity operations with the new business operations acquired from CIGNA is expected to be completed in early 2000 and the restructuring plan relating to the streamlining of LNC's corporate center is expected to be completed by the end of 2000 except for rents on abandoned facilities which are expected to be completed by the end of 2004. Actual pre-tax costs totaling $50.0 million have been expended or written off for both plans through December 31, 1999. The remaining aggregate reserve balance of $4.7 million for the restructuring plan relating to LNC's corporate center is anticipated to be utilized in the completion of this restructuring plan. (See Note 12 to the consolidated financial statements for details regarding both of these restructuring plans.)

During 1999, LNC implemented restructuring plans relating to 1) the downsizing and consolidation of the operations of Lynch & Mayer, Inc., 2) the discontinuance of HMO excess-of-loss reinsurance programs and 3) the streamlining of Lincoln UK's operations. The aggregate charges associated with these three unrelated restructuring plans totaled $21.8 million after-tax ($31.8 million pre-tax). The component elements of these aggregate pre-tax costs include $8.3 million for employee severance and termination benefits, write-off of impaired assets of $9.8 million, and other costs of $13.7 million. During the fourth quarter of 1999, $3.0 million (pre-tax) of the original charge recorded for the Lynch & Mayer, Inc. restructuring plan was reversed due primarily to a change in estimate for space cost. In addition, during the fourth quarter of 1999, $1.5 million (pre-tax) associated with lease terminations was released into income. Details of each of these three restructuring plans are discussed in the results of operations for the Investment Management, Reinsurance and Lincoln UK segments, respectively, and in Note 12 to the consolidated financial statements.

Trends in the United Kingdom

As a result of trends in the UK for pension and life insurance businesses, management has engaged outside advisors to explore the exit of the UK insurance market. This process will include a review of a range of strategic options including the potential sale of the Lincoln UK insurance business.

National Branding Campaign

Through targeted advertising and special sponsorships, Lincoln Financial Group ("LFG"), the marketing name for LNC, continued building its brand on a national basis using print, cable and interactive media. In addition, LNC continued its branding campaign in the UK to develop brand awareness in the UK.

As part of its branding strategy, LNC created a new web site, www.lfg.com, with consumer-friendly features that set it apart from its competitors. The age-based planning tool and easy-to-understand terms and concepts help to demystify the process of financial planning and empower consumers to take the steps necessary to achieve financial success.

Reorganization of Reporting Segments

In December 1999, management initiated a plan to change the structure of LNC's internal organization in a manner that, beginning in 2000, will cause the composition of its reportable segments to change. During the first quarter of 2000, execution of the planned changes will be finalized so that for the quarter ending March 31, 2000, decisions about resource allocation and performance assessment will be made separately for a Life Insurance Segment and an Annuities Segment. As of March 31, 2000, financial reporting for the two separate segments will be presented and the corresponding information for earlier periods will be restated to reflect the new segment reporting structure.

RESULTS OF OPERATIONS BY SEGMENT

Life Insurance and Annuities

Profile: LNC's Life Insurance and Annuities segment is composed of Lincoln National Life Insurance Company ("Lincoln Life"), First Penn-Pacific Life Insurance Company ("First Penn"), Lincoln Life & Annuity Company of New York ("Lincoln Life New York"), AnnuityNet, Inc., Lincoln Financial Advisors Corporation ("LFA") and Sagemark Consulting, Inc. ("Sagemark").

Lincoln Life, which is based in Fort Wayne, Indiana, is the 7th largest life insurer in the United States when measured by assets (Best's Review, Life/Health Edition, July 1999). First Penn, which is headquartered in Oakbrook Terrace, Illinois, markets life and annuity products through broker/dealers and banks. Lincoln Life New York, which is based in Syracuse, New York, provides group tax-qualified annuities and other insurance products in the state of New York. LFA and Sagemark, which are based in Hartford, Connecticut provide financial and estate planning services.

Lincoln Life, First Penn and Lincoln Life New York earned charter memberships in the Insurance Marketplace Standards Association ("IMSA"), an independent, voluntary organization created by the American Council of Life Insurance. IMSA membership demonstrates a company's commitment to honesty, fairness and integrity in all customer contacts involving sales and service of individual life and annuity products.

Results of Operations (1): The Life Insurance and Annuities segment's financial results, sales, first year premiums, account values and in-force were as follows:

Year Ended December 31                            1999        1998        1997        1996        1995
------------------------------------------------------------------------------------------------------
Financial Results by Source (in millions)
Annuities                                       $312.3      $257.6      $203.0      $165.0      $149.3
Insurance                                        230.3       147.0        36.1        36.4        31.2
Disability Income (2)                               --          --          --          --       (18.3)
Other                                            (42.2)        0.6        23.4        20.4        34.5
                                           -----------   ---------   ---------   ---------   ---------
Income from Operations                           500.4       405.2       262.5       221.8       196.7
Realized Gain on Investments                       4.0         2.6        44.0        37.4        78.8
Restructuring Charge                                --       (20.0)         --          --          --
                                           -----------   ---------   ---------   ---------   ---------
Net Income                                      $504.4      $387.8      $306.5      $259.2      $275.5

Sales -- Face Amount (in billions)
Term Insurance                                   $24.5       $27.6       $16.2       $13.3        $2.2
Universal Life and Other                          12.2         9.0         2.2         2.9         2.8

First Year Premiums (in millions)               $569.7      $406.3      $205.3      $216.3      $166.5

December 31               (in billions)           1999        1998        1997        1996        1995
------------------------------------------------------------------------------------------------------
Annuity and Insurance Account Values
Annuities                                        $59.7       $51.5       $44.6       $38.0       $30.3
Reinsurance Ceded -- Annuities                    (1.4)       (1.6)       (1.8)       (1.8)       (1.7)
Universal and Variable Life Insurance              8.4         7.4         3.0         2.9         2.6
Interest-Sensitive Whole Life                      2.0         1.8          --          --          --
                                           -----------   ---------   ---------   ---------   ---------
Total Account Values                             $68.7       $59.1       $45.8       $39.1       $31.2

In Force -- Face Amount
Universal Life and Other                        $109.9      $105.8       $32.8       $32.9       $32.2
Term Insurance                                    85.7        67.1        30.3        16.3         3.8
(1)	The 1995-1998 data was restated from the prior year as follows: a) the 401(k) portion of a subsegment (Pensions) previously included in this segment was moved under the direction of the Investment Management segment and b) the remaining portion of this subsegment (Pensions) which is business that is in run-off has been moved to other operations.
(2)	Lincoln stopped writing disability income coverages on a direct basis at the end of March 1996. The administration of this business was moved to the Reinsurance segment at the end of September 1995.

The Life Insurance and Annuities segment reported net income of $504.4 million in 1999, $387.8 million in 1998 and $306.5 million in 1997. The Life Insurance and Annuities segment reported record income from operations of $500.4 million in 1999, $405.2 million in 1998 and $262.5 million in 1997.

The 23% increase in income from operations in 1999 was due to continued double-digit growth in earnings from both the life insurance business (57%) and annuities business (21%). The 54% increase in income from operations in 1998 was due to growth in earnings from both the life insurance business (307%) and annuities business (27%).

Life Insurance: Life insurance results for 1999 were driven by increased premiums from universal life and variable life products, and increased investment margins and insurance fee income attributable to increased account values. The increased sales volume (premiums and deposits) was a result of expanded distribution channels along with new product introductions. Distribution capacity was bolstered by the business acquired from CIGNA and Aetna, Inc. on January 2, 1998 and October 1, 1998, respectively.

Life insurance first year premiums increased by $163.4 million or 40% over 1998 and deposits in the universal life, variable life and interest-sensitive life insurance products were $1.7 billion in 1999, a 42% increase over the 1998 deposits of $1.2 billion. Investment margins and insurance fee income increase proportionately with the increase in account values for universal life, variable life and interest-sensitive life products. Account values for these insurance products increased $1.2 billion or 13% over 1998 due to net deposits of $247 million and investment growth.

Life insurance results for 1998 were driven by increased sales volume of universal life and variable life insurance products which drove higher investment margins and fee income attributable to increased account values of universal life, variable life and interest-sensitive life insurance contracts. The increase in sales volume, investment margins and fee income was primarily due to the acquisitions noted above. These acquisitions enabled LNC to improve scale significantly from 1997 (see Note 11 to the consolidated financial statements for further discussion of the acquisitions). Life insurance first year premiums increased $201 million or 98% from 1997 and deposits in universal life, variable life and interest-sensitive life insurance contracts increased $824 million or 215% from 1997. It should be noted that interest-sensitive life insurance products were acquired as part of the CIGNA acquisition in 1998 and accounted for $340 million of the increase in deposits noted above.

Annuities: Annuities' results for 1999 and 1998 were primarily driven by growth in separate account fee income from variable annuities, along with improved investment spreads on fixed annuity accounts. Separate account fee income generated from variable annuities consists of mortality and expense assessments. Separate account fee income increases proportionately with the growth in the underlying market value of separate account assets. The growth in market value of separate account assets results from variable annuity cash flows (deposits net of withdrawals), market appreciation and investment income associated with the underlying separate account assets. In 1999, the growth in the market value of separate account assets was due primarily to stock market appreciation partially offset by net withdrawals. In 1998, the growth in market value was due primarily to stock market appreciation bolstered by modest net deposits.

In reviewing the results of fixed annuities, investment spread is a key performance measure. LNC defines investment spread as the difference between the average net investment income earned on the underlying investment portfolio and the average crediting rates paid on the fixed annuity accounts. Net investment income includes investment management expenses, default costs and portfolio risk management expenses. The investment spreads on fixed annuities were 1.62%, 1.54% and 1.31% in 1999, 1998 and 1997, respectively, an increase of eight basis points and 23 basis points from 1998 and 1997, respectively.

Key to sustaining profitable future earnings growth for both fixed and variable annuity products is the ability to attract new deposits and to retain existing accounts. For 1999, total annuity deposits were $4.7 billion and withdrawals were $5.9 billion, resulting in a net cash outflow of $1.2 billion. In 1998, annuity deposits totaled $3.9 billion and withdrawals were $5.1 billion, for a net cash outflow of $1.2 billion. In 1997, deposits and withdrawals were both about $4 billion, resulting in a net cash inflow of $0.1 billion. The 21% growth rate in 1999 annuity deposits reflects LNC's strong mix of product and distribution networks; this bodes well for future profitability.

In looking at the trend of annuity withdrawals, it is important to look beyond the mere total dollar amount of withdrawals and assess how total withdrawals compare to total retained account values. These measures of account persistency are referred to as lapse rates, which are key elements to assessing underlying profitability. By comparing actual lapse rates to the rates assumed by LNC's pricing actuaries in designing the annuity product, it is possible to gauge whether performance is better or worse than expected. In the aggregate, the lapse rates for 1999, 1998 and 1997 have been more favorable than expected in pricing assumptions. This has been a contributing factor in the strong earnings growth for these years.

Another important aspect of analyzing the impact of net cash flows is to review the underlying number of new accounts compared to the number of accounts leaving. Because a typical account leaving LNC has grown over time, due to the strong performance of the financial markets, the trend in the number of annuity accounts cannot be measured by just looking at net cash flows. Here again, LNC's experience has been favorable, with the number of new annuity accounts established in 1999 significantly exceeding the number of accounts exiting.

Despite the fact that persistency has been favorable relative to product pricing and the total number of accounts is increasing, LNC is concerned with the growing levels of withdrawals. LNC was an early entrant into the variable annuity business and has a seasoned book of business. Consequently, LNC has many annuity accounts that are out of the surrender charge period, which is the period during which a policyholder must pay a surrender charge to terminate the account. These seasoned accounts are potentially more vulnerable to competitors that may offer customers products with financial incentives designed to increase market share.

LNC is addressing this matter on a number of fronts. To help retain existing business, LNC is providing broker/dealer compliance officers and individual brokers with enhanced persistency data for their accounts to help ensure that only suitable replacement activity occurs. LNC is also working with these firms to develop solutions to reduce the volume of replacements occurring and to identify opportunities where assets may be retained within an alternative Lincoln product.

From a product design perspective, LNC continues to develop incentive programs that promote annuity persistency, particularly on business beyond the surrender charge period, both at the individual producer and sales management levels. Changes in producers' compensation structures that are aligned with persistency goals are important to effectively manage these issues. In addition, LNC is evaluating a variety of policyholder incentives that are designed to attract new deposits. Other design enhancements to existing products are constantly being made, many of which also improve persistency. LNC has also developed new, more competitive products for use in the large case employer market. Overall, these efforts represent a balanced approach to responding to competitive pressures, while maintaining appropriate profitability levels and ensuring that the product serves the long-term needs of LNC's annuity account holders.

Other: Other had an increase in loss from operations of $42.8 million in 1999 and a decrease in income from operations of $22.8 million in 1998. The results for 1999 and 1998 were due primarily to increased expenses for Y2K, branding and other general administrative expenses that were not allocated to the life insurance business or annuities business.

Varied Distribution: Products from the companies in this segment are sold through multiple distribution channels, reflecting a marketplace where consumers increasingly want to do business on their own terms. These distribution channels include career agents, independent agencies, insurance brokers, banks, stockbrokers, financial planners and the Internet.

Lincoln Life's and Lincoln Life New York's wealth accumulation and wealth protection products include fixed and variable annuities; universal, variable universal, term and whole life insurance; and employer-sponsored retirement plans. These products are sold in 50 states through the 58 regional offices of LFA and Sagemark, securities broker/dealers, and the life brokerage system. Combined, these distribution networks include more than 2,100 career agents, 35,000 life insurance brokers and 7,600 bank agents as well as 60,000 stockbrokers and financial planners. Annuity products are also sold through American Funds Distributors ("AFD") and Delaware Distributors, L.P.

LFA and Sagemark have a network of regional financial planning offices that serve as the preferred distributor of Lincoln Life products. LFA and Sagemark offer a full range of financial planning services and investments and each is a securities broker/dealer and registered investment advisor.

As part of LFA's commitment to capitalize on opportunities in the employer-sponsored market, the Fringe Benefit Division was formed in 1999. This group consists of 240 financial planners from the LFA career system and provides a specialized marketing focus at a lower distribution cost -- two critical success factors in this evolving market.

The life brokerage system, a network of life insurance wholesalers, has access to targeted distribution channels through managing general agents; national broker/dealers; and independent financial planners, brokers and dealers. The life brokerage system currently has access to more than 36,000 life insurance brokers across the country. In 1999, this distribution channel generated $200 million of first year premiums which was three times the amount generated in 1998.

First Penn offers linked benefit, universal and term life insurance through stockbrokers, financial planners, banks, independent agents and LFA. Life products are available for individual and work-site markets. First Penn designs, manages distribution and administers fixed annuities sold through banks for Lincoln Life.

Product Development

Life Insurance: Ranking 9th in new annualized premiums (Life Insurance Marketing Resource Association, U.S. Individual Life Insurance Sales, Fourth Quarter 1999), Lincoln Life continued to successfully build its life insurance platform, leveraging its expertise in serving the super-affluent market. Combined universal life, variable life and interest-sensitive whole life insurance account values were $10.4 billion at December 31, 1999. As noted above, first year premiums, a key indicator of growth, increased 40% for the year to $570 million.

Lincoln Life introduced two new variable universal life products in 1999. The first, Lincoln Variable Universal Life ("LVUL"), targets the younger, middle-aged, emerging affluent customer whose goal is wealth accumulation. This product offers 30 funds from 12 well-known fund managers and an interest bearing account. The Lincoln VUL db was the second product launched and was designed for older individuals seeking low premiums and a high death benefit. As a result of these new product innovations, Lincoln Life experienced rapid sales momentum for variable life products in the latter part of 1999 (50% of variable life sales occurred in the fourth quarter of 1999).

Annuities: Lincoln Life is a leading writer of annuities in the United States, ranking 9th in individual variable annuity sales (VARDS Industry Sales and Asset Survey, 1999). As noted previously, total annuity deposits in 1999 were $4.7 billion.

The initiatives undertaken in 1998 related to marketing the American Legacy product line paid off in 1999. Deposits for the American Legacy variable annuity products reached a record high of $2.0 billion in 1999. The growth was primarily due to product enhancements and Lincoln Life's strong partnership with AFD, the nation's third largest mutual fund company. The American Legacy variable products are marketed to stockbrokers by AFD. Plans for 2000 include the introduction of a new American Legacy variable annuity product in New York through Lincoln Life New York.

Lincoln Life also introduced the American Legacy Shareholder's Advantage, a new "A" share product, on a limited basis in 1999. Shareholder's Advantage was specifically designed for the long-term investor who is concentrating on retirement savings. The product has one of the lowest annual expenses of any variable annuity currently sold by financial professionals.

The Delaware-Lincoln ChoicePlusSM variable annuity product was introduced in the fourth quarter of 1998 and generated sales of more than $500 million in its first year on the market. Plans for 2000 include the addition of new funds offered by the product and introducing the product in New York.

Outlook: The Life Insurance and Annuities segment has laid the foundation for future growth. New product introductions, enhancements to existing products, a well-balanced distribution system and strategic partnerships are all critical factors in LNC's goal to place its life insurance and annuities operations among the top five in the industry. Barring a major drop in the overall stock market, LNC expects the Life Insurance and Annuities segment to generate revenues in future years in excess of revenues produced for the year ended December 31, 1999.

LINCOLN UK

Profile: Lincoln UK offers life, investment, protection and retirement planning products primarily through 1,450 direct sales representatives and tied agents. Lincoln UK sells predominantly unit-linked products where the investment risk is borne by the policyholder. These products are similar to the variable life products sold in the United States. Home office operations are divided between Uxbridge, Middlesex and Barnwood, Gloucester, England.

Results of Operations: Lincoln UK's financial results, net initial commission value, account values, in-force and exchange rates were as follows:

Year Ended December 31       (in millions)        1999        1998        1997        1996        1995
------------------------------------------------------------------------------------------------------
Financial Results
Income (Loss) from Operations (1)               $(13.9)      $70.9     $(108.3)      $66.1       $45.9
Realized Gain (Loss) on Investments                2.2         0.8         1.5        (0.1)       (0.2)
Restructuring Charge                              (6.5)         --          --          --          --
                                           -----------   ---------   ---------   ---------   ---------
Net Income (Loss) (1)                           $(18.2)      $71.7     $(106.8)      $66.0       $45.7
Net Initial Commission Value (2)                 $51.4       $54.9       $55.4       $47.2       $39.4

December 31            (in billions)              1999        1998        1997        1996        1995
------------------------------------------------------------------------------------------------------
Unit-Linked Assets                                $7.2        $6.3        $5.6        $5.1        $4.3

Individual Life Insurance In-Force               $25.7       $25.0       $25.0       $23.8       $23.5

Exchange Rate Ratio -- U.S. Dollars to Pounds Sterling
Average for the Year                             1.617       1.658       1.644       1.567       1.582
End of Year                                      1.615       1.660       1.651       1.713       1.553
(1)	Income (loss) from operations and net income (loss) for 1999 and 1997 include charges of $126.1 million ($194.0 million pre-tax) and $174.9 million ($199.4 million pre-tax) for changes in estimate of the cost of settling pension mis-selling liabilities and 1999 includes a tax benefit of $42.1 million relating to the decision to explore exiting the UK insurance market (see below for discussion of these special items in 1999).
(2)	Net Initial Commission Value is a measure used by Lincoln UK to measure sales progress and future profitability.

The Lincoln UK segment reported net income (loss) of $(18.2) million in 1999, $71.7 million in 1998 and $(106.8) million in 1997. Income (loss) from operations was $(13.9) million in 1999, $70.9 million in 1998 and $(108.3) million in 1997. Income from operations excluding special charges in 1999 and 1997 for changes in estimate of the cost of settling pension mis-selling liabilities and the 1999 tax benefit relating to the decision to explore exiting the UK insurance market was $70.1 million in 1999, $70.9 million in 1998 and $66.6 million in 1997.

The $0.8 million decrease in income from operations excluding above special items of $84.0 million ($126.1 million pension mis-selling costs less $42.1 million tax benefit) in 1999 was due primarily to relatively flat operating revenues and increased expenses. Operating revenues increased $5.0 million or 1% in 1999 due primarily to an increase in revenues generated by the increase in unit-linked assets of $0.9 billion or 14% between years. This was partially offset by a decrease in life insurance and annuity premiums on non-linked business caused by an industry-wide decrease in demand for pension products and product repricing. The increase in the unit-linked assets was mainly due to market appreciation. The industry-wide decrease in demand for pension products was due to the advent of the Stakeholder Pension to be launched in 2001. Benefits expense excluding the reserve strengthening noted above was flat between years. Underwriting, acquisition, insurance and other expenses increased by $23.1 million or 13% due primarily to the costs related to the strategic review process initiated in 1999 (see below for further discussion of this item).

The increase in 1998 income from operations of $179.2 million or 165% from 1997 was due primarily to the special charge of $174.9 million that was recorded in 1997 for reserve strengthening related to the UK pension product mis-selling. The remaining increase resulted from higher sales volumes due to product enhancements.

United Kingdom Pension Product Mis-selling: During the fourth quarter of 1999, LNC took a charge of $126.1 million after-tax or $0.64 per share ($194.0 million pre-tax) to further strengthen its reserve for pension mis-selling in the UK. This additional reserve strengthening was made following: 1) the mandate issued by the Financial Services Authority, the UK regulating body, for the use of more up to date mortality rates in determining redress and reduced interest rate assumptions to be used in calculating redress, thereby causing the amount of redress to increase and 2) the change to guidance that would have allowed a simplified process for the calculation and payment of redress for certain policy groups and 3) the inclusion of redress relating to additional voluntary contributions made to pension plans by individuals, retroactive to 1988.

Tax Benefit Relating to Decision to Explore Exit of UK Insurance Market: When LNC decided to explore exiting the UK insurance market, LNC was required to change its method of accounting for Lincoln UK's taxes. In the fourth quarter of 1999, LNC recorded a $42.1 million tax benefit relating to this matter.

Product Development: Lincoln UK's product development initiatives focused on enhancing products to achieve the following objectives: 1) to offer the customer good value and provide products with a wider range of benefits; 2) to lower charges; 3) to provide a broader range of products which would not necessarily be manufactured internally; and 4) to provide more helpful and informative marketing and sales literature to help customers choose. With the achievement of these objectives, Lincoln UK's management expects to be in the first or top of the second quartile, in terms of product offering, for life insurance companies in the UK.

During 1999, Lincoln UK launched its Individual Savings Account ("ISA"), a government promoted product which features tax benefits and low charges aimed at encouraging savings in the lower earning sector of the market. Lincoln UK also revamped its pension product line in 1999 in response to the government's planned introduction of the Stakeholder Pension in April 2001.

Exchange Rates: LNC's subsidiary in the UK, as with subsidiaries in other countries, has its balance sheets and income statements translated at the current spot exchange rate as of the year end and average spot exchange rate for the year, respectively.

Strategic Review: Trends in the UK for pension and life insurance businesses are changing rapidly, due in large part to government mandated product design changes that are expected to be imposed upon the industry within the next year or two. In anticipation of these marketplace changes, a review of strategic alternatives for Lincoln UK was initiated in early 1999. From this review, it was determined that significant changes in Lincoln UK's operations are necessary to enable Lincoln UK to have continued growth in the UK marketplace.

External consultants were engaged to assist in the process and significant internal resources were devoted to implementing this transformation program that encompassed Lincoln UK's markets and products, distribution, investment performance and cost structure. In the fourth quarter of 1999, Lincoln UK implemented a restructuring plan and signed an investment management outsourcing agreement with Goldman Sachs Asset Management International ("GSAM").

In addition to embarking upon the transformation program to improve Lincoln UK's operational performance, the results of this strategic review and the unfavorable regulatory developments relating to pension product mis-selling matters led LNC to conclude that a reassessment of the long-term strategic fit of this business segment was appropriate. Accordingly, LNC has engaged outside advisors to assist on a range of strategic options for Lincoln UK including a possible sale of the business.

Restructuring Charge: During the fourth quarter of 1999, LNC recorded a restructuring charge in its Lincoln UK segment of $6.5 million after-tax ($10.0 million pre-tax). The objective of this restructuring plan is to reduce operating costs by consolidating and eliminating redundant staff functions and facilities. This charge was included in Underwriting, Acquisition, Insurance and Other Expenses on the Consolidated Statement of Income for the year ended December 31, 1999. The restructuring plan identified the following activities and associated costs to achieve the objectives of the restructuring plan: (1) severance and termination benefits of $3.9 million related to the elimination of 119 positions and (2) other costs of $6.1 million primarily related to the remaining lease payments on closed facilities. Expenditures and write-offs under the restructuring plan began in the fourth quarter of 1999 and are expected to be complete by the second quarter of 2001. As of December 31, 1999, $1.2 million (pre-tax) has been expended or written-off under this restructuring plan and 35 positions have been eliminated.

Outsourcing of Investment Management to Goldman Sachs: In October 1999, Lincoln UK announced the appointment of GSAM to manage its unit-linked and unit trust investment funds which had assets at December 31, 1999 of $5.3 billion. The transition of the management of the assets to GSAM will be completed in early 2000. GSAM is a globally recognized investment manager with over $190 billion in assets under management. GSAM will manage portfolios in UK, European and Japanese common stock and balanced products. The strength of this union lies in GSAM's strong, risk-managed investment philosophy combined with Lincoln UK's wide distribution network.

Outlook: During 2000, Lincoln UK will continue to progress towards the achievement of its strategic review initiatives. Despite the challenging regulatory environment and the uncertainty surrounding LNC's ownership of Lincoln UK, Lincoln UK's management believes that its revamped product offerings place it in a strong position versus the competition and will provide its highly trained sales force with the tools to better service their clients. Also, Lincoln UK anticipates that its outsourcing agreement with GSAM will not only enhance product performance, but will provide marketing opportunities and increased access to retail distribution channels.

REINSURANCE

Profile: LNC's Reinsurance segment ("Lincoln Re") is one of the leading life-health reinsurers in the world. Lincoln Re reported consolidated, worldwide net premium income of $2.8 billion in 1999. This compares with $2.1 billion of net premium income reported in 1998. Lincoln Re maintains offices in a number of U.S. cities and has offices in Toronto, Brussels, Buenos Aires, London, Mexico City, Manila, Singapore, and Tokyo. In addition, Lincoln Re maintains representative offices in China (Beijing, Shanghai and Guangzhou) and, in 1998, signed a letter of intent with Ping An, the largest private insurance company in the People's Republic of China with a national charter, to work towards creating a joint venture that will sell reinsurance products and services.

Lincoln Re's market positioning strategy is to distinguish itself from competitors that pursue traditional risk-transfer commodity business by providing innovative, tailored programs to its clients. To this end, Lincoln Re uses a mass customization approach. This involves packaging and distributing modular pricing, underwriting, systems, alliance resources, marketing consultation, product development and claims management components to meet the needs of client companies.

Lincoln Re uses a knowledge-based approach to reinsurance that distinguishes it as a leader in an increasingly competitive marketplace. Systems developed by Lincoln Re are used throughout the insurance industry. This approach to deploying Lincoln Re's intellectual capital promotes customer retention and the development of new customer relationships globally.

Foremost among Lincoln Re's proprietary systems is Lincoln National Risk Management's patented Life Underwriting System, a state-of-the-art risk management technology. Direct life insurance companies who license the system represent a significant portion of the total life insurance sold in the U.S. In 1998, Lincoln Re was granted a second patent to protect its Lincoln Mortality System™ and other automated decision-making systems. Other proprietary systems assist health insurers, claims processors and agents. Datalliance™, is an electronic data interchange that can link agents, insurers, information sources, medical labs and reinsurers.

Lincoln Re's strategic approach also involves the capabilities of more than 40 alliance partners. These include direct marketers, medical equipment suppliers, electronic information providers, specialized legal firms, accountants and variable life and annuity administrators, all ready to form a "virtual organization" to help Lincoln Re's clients do business.

Results of Operations (1): Lincoln Re's financial results, sales and in-force were as follows:

Year Ended December 31      (in millions)         1999        1998        1997        1996        1995
------------------------------------------------------------------------------------------------------
Financial Results by Source
Individual Markets                               $91.9       $83.5       $71.9       $49.9       $43.4
Group Markets                                     (1.6)        1.6         3.4        10.2        10.5
Financial Reinsurance                             21.7        17.1        15.5        17.5        11.0
Other                                             (1.5)       (0.9)       (0.3)       (0.3)        0.7
                                           -----------   ---------   ---------   ---------   ---------
Income from Operations,
excluding Exited Businesses                      110.5       101.3        90.5        77.3        65.6
Exited Businesses (2)                            (72.2)        0.2      (242.1)       (3.3)     (118.3)
                                           -----------   ---------   ---------   ---------   ---------
Income (Loss) from Operations (2)                 38.3       101.5      (151.6)       74.0       (52.7)

Realized Gain (Loss) on Investments               (1.4)        0.7        15.2        11.7        10.7
Restructuring Charge                              (3.2)         --          --          --          --
                                           -----------   ---------   ---------   ---------   ---------
Net Income (Loss) (2)                            $33.7      $102.2     $(136.4)      $85.7      $(42.0)

Individual Life Sales --
Face Amount (in billions)                       $116.9       $78.1       $39.5       $26.6       $22.7

December 31               (in billions)           1999        1998        1997        1996        1995
------------------------------------------------------------------------------------------------------
Individual and Group Life
Insurance In-Force Face Amount                  $340.8      $250.3      $183.5      $160.9      $142.8
(1)	The 1995-1998 data was restated from prior year to identify exited businesses including carrier medical, HMO excess-of-loss reinsurance and personal accident programs previously reported in Group Markets, Seguros Serfin Lincoln previously reported in Other and Disability Income.
(2)	Exited businesses, income (loss) from operations and net income (loss) for 1999 include the impact of changes in estimates of reserves for HMO excess-of-loss reinsurance programs of $25.0 million, after-tax and workers' compensation carve-out business underwritten by Unicover Managers, Inc. of $40.4 million, after-tax. Also, exited businesses, income (loss) from operations and net income (loss) for 1997 and 1995 include the impact of the changes in estimate of the reserve level needed for LNC's disability income business ($130.0 million and $121.6 million, after-tax, respectively). Finally, exited businesses, income (loss) from operations and net income (loss) for 1997 include the impact of a change in estimate of the reserve level needed for personal accident programs of $113.7 million, after-tax.

Lincoln Re reported net income (loss) of $33.7 million in 1999, $102.2 million in 1998 and $(136.4) million in 1997. In 1999, Lincoln Re reported income from operations of $103.7 million exclusive of special charges totaling $65.4 million (after-tax) reported in exited businesses for reserve strengthening for the HMO excess-of-loss programs and settlement costs associated with the workers' compensation carve-out business underwritten by Unicover Managers, Inc. This compares with $101.5 million in 1998 and $92.1 million in 1997 exclusive of special charges totaling $243.7 million (after-tax) reported in exited businesses for reserve strengthening in the disability income and personal accident businesses.

The increase in income from operations (exclusive of special charges) of $2.2 million or 2.2% in 1999 was the result of increased sales volumes in the individual life reinsurance and financial reinsurance businesses offset by losses in the group markets business and exited businesses. Individual life revenues increased $180.5 million or 28% from 1998 as a result of record sales in 1999, but increases in benefits payments and operating expenses resulting from the addition of $90.5 billion of in-force (face amount) business resulted in only an $8.4 million or 10% increase in income from operations for the individual life business. Financial reinsurance revenues increased $65.2 million or 23% from 1998 and income from operations kept pace by increasing $4.6 million or 27% from 1998. Group markets had an increased loss of $3.2 million over 1998 and exited businesses had an increased loss of $7.0 million (exclusive of special charges) over 1998 due to higher benefit expenses and operating expenses in 1999.

The increase in income from operations (exclusive of special charges in 1997) of $9.4 million or 10% in 1998 was the result of increased sales volumes in the individual life reinsurance business offset by flat sales volumes and increased benefits payments in the group markets business. The individual life business experienced a $129.7 million or 26% increase in revenues and $11.6 million or 16% increase in earnings from 1997. The group markets business had a decrease in earnings of $1.8 million or 53% from 1997.

Individual Markets: Strong sales in recent years contributed to record income from operations for individual markets in 1999. Income from operations was $91.9 million, up nearly 10 percent over 1998. Favorable life mortality throughout the year was an integral factor in the strong performance. Sales volume, measured by face amount of new business, was a record $116.9 billion for the year, up 50 percent over 1998. Life insurance in-force reached a record $340.8 billion, a 36 percent increase over the prior year.

Group Markets: During 1999, LNC conducted a comprehensive review of the group markets business. This comprehensive review led to a decision to re-focus its activity on employer stop-loss and group life businesses. As a result of this decision, LNC announced its exit from the HMO excess-of-loss and group carrier medical reinsurance businesses and announced the acquisition of the John Alden employer stop-loss business. The decision to exit the HMO excess-of-loss and group carrier medical reinsurance businesses, represents a sharpened focus on the lower-volatility, mortality-based businesses which plays to LNC's strength and in which LNC has experienced far more consistent earnings growth.

The John Alden employer medical stop-loss business, which was acquired in November 1999 for $41.5 million, solidified Lincoln Re's position as a leader in the employer stop-loss market.

Financial Reinsurance: Income from operations for financial reinsurance was a record $21.7 million or an increase of 27% over income from operations of $17.1 million in 1998. This business continues to report steady earnings growth.

Exited Businesses: Exited businesses include lines that Lincoln Re is no longer growing, but continues to manage. These businesses include group carrier medical reinsurance, HMO excess-of-loss reinsurance, personal accident which also includes Unicover workers' compensation programs, direct and reinsurance disability income businesses and investment in Seguros Serfin Lincoln. Significant developments with respect to these exited businesses are discussed below.

HMO Excess-of-Loss Reinsurance Programs: During the third quarter of 1999, reported claims experience for certain HMO excess-of-loss reinsurance programs deteriorated causing loss ratios to significantly exceed pricing assumptions. The unfavorable loss ratio development related primarily to business written in 1998 and 1997. Time lags in the reporting of claims experience to Lincoln Re by clients and larger than anticipated costs for prescription drugs were significant factors that led to losses exceeding pricing assumptions. As a result of these developments, the reserve level for these programs was deemed inadequate to meet future obligations. Consequently, Lincoln Re took a charge in the third quarter of 1999 of $25.0 million after-tax or $0.12 per share ($38.5 million pre-tax) to strengthen reserves for claims on the HMO excess-of-loss reinsurance programs.

As a result of the decision to exit the HMO excess-of-loss business, LNC recorded a charge in the Reinsurance segment of $3.2 million after-tax ($4.9 million pre-tax) for employee severance and other costs related to the discontinuance of this business. The restructuring plan identified the following activities and associated costs to achieve the objectives of the restructuring plan: (1) severance and termination benefits of $2.4 million related to the elimination of 71 positions and (2) other costs of $2.5 million. This charge was included in Underwriting, Acquisition, Insurance and Other Expenses on the Consolidated Statement of Income for the year ended December 31, 1999. Activities under the restructuring plan began in the third quarter of 1999 with expenditures expected to be paid out under this restructuring plan as the discontinuance of this line of business is completed. As of December 31, 1999, $0.9 million (pre-tax) has been expended under this restructuring plan and 16 positions have been eliminated.

Personal Accident Programs: During the fourth quarter of 1999, LNC conducted an in-depth review of its exposure related to its participation in workers' compensation carve-out (i.e., life and health risks associated with workers' compensation coverage) programs managed by Unicover Managers, Inc. As a result of this review as well as settlement proceedings conducted to resolve this issue, LNC took a net charge of $40.4 million after-tax or $0.20 per share ($62.2 million pre-tax) in the fourth quarter of 1999.

Disability Income: Lincoln Life discontinued writing disability income insurance in early 1996. The block of business was subsequently transferred to Lincoln Re where it has been managed along with a block of reinsurance disability income business. In May 1999, LNC announced an agreement to transfer a block of direct individual disability income business to MetLife. The transaction, which was completed in the fourth quarter of 1999, freed up approximately $100 million in capital required to support this business. Under the agreement, MetLife will provide administrative services and assume liability under an indemnity reinsurance agreement for approximately $65 million of annual disability income premium. Lincoln Re transferred to MetLife cash of $490.4 million equal to statutory reserves, net of purchase price consideration. A gain on sale of $56.7 million was deferred and will be recognized in future periods over the premium-paying period of the business.

Seguros Serfin Lincoln: In December 1997, LNC invested $85 million for a 49% share of Seguros Serfin Lincoln ("SSL"), a Mexican bancassurance company, that sells life, auto and homeowners insurance to the customers of Banca Serfin. Grupo Financiero Serfin S.A. ("GFS") owns 51% of SSL and 100% of Banca Serfin. On July 8, 1999, the private shareholders of GFS declined to contribute additional capital to Banca Serfin as required by the Mexican Government. Accordingly, the Bank Savings Protection Institute ("IPAB"), a government agency, took control of GFS. IPAB has injected capital into Banca Serfin and has indicated its intent to place GFS up for sale.

Under the terms of the Shareholders Agreement with GFS, LNC had the right to put its investment in SSL to GFS for an amount equal to LNC's initial investment in SSL plus a 7% annual return. LNC has given GFS notice of its decision to exercise its put. Given these contractual rights and the status of ongoing discussions with GFS and IPAB concerning these matters, LNC believes that it will recover the value of its investment in SSL along with a 7% annual return on that investment.

Outlook: Lincoln Re continues to enhance its reputation as a leading life-health reinsurer in the world. Life mortality management is its core strength and is the foundation for future growth.

INVESTMENT MANAGEMENT

Profile: The Investment Management segment includes Delaware Management Holdings, Inc. ("Delaware"); Lynch & Mayer, Inc. ("Lynch & Mayer"); Vantage Global Advisors, Inc. ("Vantage") and Lincoln Investment Management. Delaware has its headquarters in Philadelphia, with offices in London, Denver and Minneapolis. Lynch & Mayer and Vantage each maintain separate headquarters in New York. Lincoln Investment Management has its headquarters in Fort Wayne, Indiana. During the first quarter of 1999, there was a reorganization at Lynch & Mayer that involved the appointment of a new Chief Investment Officer and the combination of the back-office operations with Delaware's (see further discussion of this under "Lynch & Mayer Restructuring Charge" on page 22). During the first quarter of 2000, it is anticipated that Lynch & Mayer will merge its remaining operations with Delaware.

In 1999, the Investment Management segment was reorganized as follows: 1) LNC's internal investment advisor, Lincoln Investment Management, was moved from Other Operations to this segment and 2) Lincoln Life's 401(k) business was moved from the Life Insurance and Annuities segment to this segment.The integration of the 401(k) businesses resulted in combined retirement assets of $9.8 billion at year end. This combination will result in a broader product range that is better serviced and has the potential for better long-term performance.

Complementary Approaches: Diversity of investment styles, as well as diversity of clients served, are prudent ways to diversify risk in varying market environments. Delaware, long known for a conservative, "value" equity investment style has increasingly been recognized for expertise in the small-cap and mid-cap "growth" styles and in municipal and high-yield bond investing. The company also has significant global and international equity and fixed income investment expertise.

Vantage invests in undervalued companies that have strong potential for above-average growth. It employs a disciplined, systematic, risk-controlled investment approach, which seeks to deliver growth at a reasonable price (an investment style abbreviated as "GARP"). Vantage is especially well known for its expertise in socially responsible investing, the practice of aligning investment objectives with social concerns in one investment portfolio.

Results of Operations (1): The Investment Management segment's financial results and assets under management were as follows:

Year Ended December 31      (in millions)         1999        1998        1997        1996        1995 (2)
------------------------------------------------------------------------------------------------------
Financial Results
Revenues:
Investment Advisory Fees                        $248.6      $249.0      $229.9      $199.8      $134.7
Investment Advisory Fees At Cost (3)              37.7        47.9        46.2        43.7        32.2
Other Revenue and Fees                           117.0       102.6        78.9        60.1        38.5
Income:
Income (Loss) from Operations                    $34.6       $20.9       $(0.8)       $2.3       $10.7
Realized Gain (Loss) on Investments               (0.8)        1.1         6.9         6.3         6.7
Restructuring Charge                              (9.2)         --          --          --          --
                                           -----------   ---------   ---------   ---------   ---------
Net Income                                        24.6        22.0         6.1         8.6        17.4

Income from Operations -- Excluding
Amortization of Intangibles                      $62.3       $49.6       $26.3       $26.2       $25.5

December 31           (in billions)               1999        1998        1997        1996        1995
------------------------------------------------------------------------------------------------------
Assets Under Management
Regular Operations:
Retail-Equity                                    $23.4       $22.1       $17.8       $13.1       $10.0
Retail-Fixed                                       7.4         8.2         8.1         5.9         6.1
                                           -----------   ---------   ---------   ---------   ---------
Total Retail                                      30.8        30.3        25.9        19.0        16.1

Institutional-Equity                              23.6        24.2        24.9        22.9        21.6
Institutional-Fixed                                7.0         7.0         5.7         3.6         3.0
                                           -----------   ---------   ---------   ---------   ---------
Total Institutional                               30.6        31.2        30.6        26.5        24.6

Total Retail and Institutional                    61.4        61.5        56.5        45.5        40.7

At Cost Operations                                35.9        39.4        35.6        37.4        36.4
                                           -----------   ---------   ---------   ---------   ---------
Total Assets Under Management                    $97.3      $100.9       $92.1       $82.9       $77.1
(1)	The 1995-1998 data was restated from prior year as follows: a) LNC's internal investment advisor was moved from Other Operations to this segment and b) Lincoln Life's 401(k) business was moved from the Life Insurance and Annuities segment to this segment due to changes in reporting relationship for these units.
(2)	Data shown in the 1995 column is for a partial year, as this segment was added in April 1995 following the acquisition of Delaware Management Holdings, Inc.
(3)	Fees "at cost" are calculated on an expense-sharing basis and do not include a profit margin.

The Investment Management segment reported net income of $24.6 million in 1999, $22.0 million in 1998 and $6.1 million in 1997. Income (loss) from operations was $34.6 million for 1999, $20.9 million for 1998 and $(0.8) million for 1997.

The growth in income from operations of $13.7 million or 66% in 1999 was primarily attributable to cost savings related to the downsizing of Lynch & Mayer and the integration of the Lincoln Life 401(k) business into Delaware and an increase in other revenue and fees. Other revenue and fees increased due to an increase in Delaware's accounting and record-keeping fees resulting from an increase in accounts being serviced and an increase in distribution income resulting from higher retail sales by Delaware over 1998.

Investment advisory fees for the segment were relatively flat from 1998 because of a slight overall decrease in external assets under management (retail and institutional). External assets under management were $61.4 billion at December 31, 1999, $61.5 billion at December 31, 1998 and $56.5 billion at December 31, 1997. The change in assets under management of $(0.1) billion from 1998 was attributed to net cash outflows of $4.3 billion partially offset by $4.2 billion in market appreciation. The net cash outflows for the segment were primarily due to Delaware's value style being out of favor, as well as investment performance issues in the institutional accounts and domestic mutual funds. The primary performance issues centered around all of Lynch & Mayer's portfolios and Delaware's value portfolios, which under performed the S&P 500 and Russell 1000 Value indices, respectively, in 1999.

Although the overall net cash flows were negative, the international business had net inflows of $2.8 billion. The international net inflows were the result of an industry-wide trend toward the globalization of pension investments. In addition, Delaware's domestic retail growth funds and institutional growth accounts experienced significant asset growth during 1999. Delaware's retail growth assets under management increased $2.2 billion or 129% to $3.9 billion at December 31, 1999 from $1.7 billion at December 31, 1998 and its institutional growth assets grew 103% to $0.9 billion. These increases in the growth assets were the result of positive cash flows and strong performance experienced in this area.

The growth in income from operations of $21.7 million in 1998 was due primarily to an increase in investment advisory fees, distribution income and other fees associated with the growth of external assets under management and an increase in retail sales. The change in external assets under management of $5.0 billion or 9% was caused by market appreciation of $5.8 billion, which was slightly offset by net cash outflows of $0.8 billion. The net cash outflows consisted of net institutional outflows of $2.7 billion offset by net retail inflows of $1.9 billion. The institutional net outflows were a result of poor investment performance and a move to indexing by pension funds. Delaware's value and Lynch & Mayer's growth investment styles under performed the Russell 1000 Value and S&P 500 indices, respectively, in 1998. Retail sales in 1998 were bolstered by expanded wholesaling capabilities and product enhancements.

Distribution: Multiple distribution channels allow the businesses in the Investment Management segment to deliver their broad range of products to an expanding community of retail and institutional investors. Delaware markets retail mutual funds through regional and national broker/dealers, financial planners, and insurance agents, including those associated with the regional marketing offices of LFA and banks. Institutional products are marketed primarily by each company's individual sales force in conjunction with pension consultants. They also are offered to defined benefit and defined contribution plan sponsors, endowments, foundations and insurance companies.

Retail Mutual Funds: The Investment Management segment's retail mutual fund, annuity, and wrap assets totaled $30.8 billion at December 31, 1999 and $30.3 billion at December 31, 1998. Annuity assets for the Investment Management segment were $15.5 billion and $14.3 billion at the end of 1999 and 1998, respectively. Delaware, which manages the retail mutual funds, offered 74 open-end retail mutual funds and 8 closed-end funds at the end of 1999, compared to 69 and 8, respectively, at the end of 1998. These Delaware funds had assets under management of $13.8 billion at the end of both 1999 and 1998. Delaware's wrap assets increased 43% to $1.0 billion in 1999 from $0.7 billion in 1998. The remaining retail assets were wrap assets and mutual funds totaling $0.5 billion and $1.5 billion for 1999 and 1998, respectively, managed by Lynch & Mayer and Vantage.

The addition of the multi-manager Delaware-Lincoln ChoicePlusSM variable annuity product in late 1998 has further broadened and diversified Delaware's product line, while the expansion of the wholesaling group has enabled Delaware to strengthen its retail sales presence.

Delaware continues to strengthen the foundation of its customer service in order to consistently achieve exceptional customer service. Delaware received excellent ratings in the 1999 DALBAR Broker/Dealer Survey that rates the quality of marketing and service of approximately 25 large mutual fund complexes. High ratings are important because quality service is a key factor in obtaining shelf space with brokers and other investment professionals. In DALBAR 1999 Broker/Dealer Survey, Delaware captured the prestigious DALBAR Pyramid award for outstanding service provided by its main office operations. Delaware's main office operations ranked number one in nine of ten categories when compared to firms of similar size. These high rankings illustrate the firm's continuing commitment to exceeding customer expectations.

Institutional Investments: The institutional investment management business had assets under management of $30.6 billion at December 31, 1999, compared with $31.2 billion at December 31, 1998. The decrease of 2% was primarily caused by investment performance problems, as well as Delaware's value style being out of favor. Institutional inflows for the Investment Management segment were $7.3 billion for 1999, which was 22% higher than the $6.0 billion in 1998. Net outflows were $2.2 billion for 1999 and $2.7 billion for 1998. The net outflows in 1999 and 1998 were largely due to a combination of under performance in Lynch & Mayer's mid-cap and large-cap growth products and Delaware's domestic value style being out of favor.

Lynch & Mayer Restructuring Charge: During the first quarter of 1999, LNC recorded a restructuring charge in its Investment Management segment of $12.1 million after-tax ($16.9 million pre-tax). The objective of this restructuring plan is to downsize and consolidate the back office operations of Lynch & Mayer into Delaware, in order to reduce ongoing operating costs and eliminate redundant facilities within this business segment. This charge was included in Underwriting, Acquisition, Insurance and Other Expenses on the Consolidated Statement of Income for the year ended December 31, 1999. The restructuring plan identified the following activities and associated costs to achieve the objectives of the restructuring plan: (1) severance and termination benefits of $2.8 million related to the elimination of 34 positions, (2) write-off of impaired assets of $9.8 million and (3) other costs of $4.3 million. Expenditures and write-offs under the restructuring plan began in the first quarter of 1999.

During the fourth quarter of 1999, LNC determined that part of rent expense related to abandoned office space included in (3) above would not be incurred due to the landlord allowing Lynch & Mayer to surrender the lease, rather than to sublease the space. As a result, the original estimate was reduced by $3.0 million (pre-tax). This reduction was recorded in the fourth quarter of 1999 as a reversal to the restructuring charge and related reserve. All expenditures under this restructuring plan are expected to be completed by the second quarter of 2000. As of December 31, 1999, $13.4 million (pre-tax) has been expended or written-off under this restructuring plan and all 34 positions have been eliminated. In addition, during the fourth quarter of 1999, $1.5 million (pre-tax) associated with lease terminations was released into income.

Investment Performance: As of December 31, 1999, Delaware had 13 funds whose A shares had received four- and five-star rankings by Morningstar, Inc., (a service that assigns rankings to mutual funds according to their investment styles with one star as the lowest to five stars as the highest), compared to 16 four- and five-star funds as of December 31, 1998. As of December 31, 1999, four-and-five-star ranked A shares at Delaware represented 19% of all its mutual fund A shares.

In the international equity category, Delaware's return of 17.40% for 1999 trailed the 29.96% return for its comparative Morgan Stanley Capital International Europe, Australia and Far East (EAFE) Index. For the five-year period ending December 31, 1999, Delaware's return was 14.68%, compared to 12.83% for the EAFE Index over the same period of time. This equity performance is the performance, before deduction of investment advisory fees, of one or more fully discretionary Delaware Investment Advisors Limited equity client accounts. Future returns will be reduced as a result of those advisory fees and any other expenses that may be incurred in connection with the account.

Among institutional investment managers, Delaware's All-Cap Growth Equity composite provided the firm's best performance for 1999. The All-Cap Growth product's net return of 79.4% for the year ending December 31, 1999 was significantly higher than the return of 33.82% for the benchmark Russell 3000 Index. Delaware's Large-Cap Value Equity composite in the large cap value equity category had a net return of (1.91%) for the year ending December 31, 1999. This return trailed the benchmark S&P/Barra Value Index return for 1999 of 12.73%.

Composite returns for Delaware All-Cap Growth Equity are derived from no-load, open-end mutual funds. The Large-Cap Value Equity composite consists of all fully discretionary separate accounts in this style. Performance results for these composites are shown as total returns, presented after deduction of Delaware's investment advisory fees, and are computed on a dollar-weighted rate-of-return basis. Past performance may not be indicative of future results.

In what was acknowledged by many observers to be a difficult year for fixed-income investments, Delaware's one-year performance in the Aggregate Fixed-Income category was (1.17%) after fees, compared to performance of (0.82%) for the Lehman Brothers Aggregate Bond Index. Its five-year Aggregate Fixed-Income performance was 7.47% after fees, slightly below the Lehman Brothers Aggregate Bond Index return of 7.73%. The after-fees performance of Delaware's Aggregate Fixed-Income category is based on the fees for Delaware Balanced and Delaware Global mutual funds, which are higher than the fees for Delaware Aggregate Fixed-Income separately managed accounts. If Delaware Aggregate Fixed-Income account fees were used instead, after-fees returns would be higher for one year (1.06%) and for five years 7.64%.

Vantage manages the Lincoln Life Multi-Fund Social Awareness subaccount, which has performed exceptionally well over the long term. For the 10 years ended December 31, 1999, the Fund's annualized return was 17.34%, ahead of the 16.59% return for the top quartile variable annuity subaccount in the Morningstar Large Cap Blend category. This performance earned Vantage a 12th place ranking among 147 variable annuity subaccounts in that Morningstar category for 10 years.

Outlook: Although the Investment Management segment has experienced double-digit growth in income from operations over the last three years, this trend is not expected to continue in 2000 in part because there is uncertainty about the retention and growth of assets. The maintenance and/or growth of revenue levels depend on continued growth of the equity markets and retention and growth of assets under management. Revenues are generally a percentage of the market value of the assets under management. In a severe market decline, revenues would not only be reduced by a market reduction, but also by customer redemptions and withdrawals. In addition, expenses are expected to increase in 2000 due to LNC's intention to invest in the Investment Management segment to achieve better relative performance and better cash flows.

OTHER OPERATIONS

Results of Operations (1): Other Operations' financial results were as follows:

Year Ended December 31      (in millions)         1999        1998        1997        1996        1995
------------------------------------------------------------------------------------------------------
Financial Results by Source
LNC Financing                                   $(83.5)     $(52.5)     $(31.9)     $(49.7)     $(52.7)
LNC Operations                                      --       (18.5)      (18.4)      (14.8)      (19.5)
Other Corporate                                   (0.4)        2.9        (2.2)       (0.9)       (1.5)
Earnings from Unconsolidated Affiliate              --          --          --          --        13.7
                                           -----------   ---------   ---------   ---------   ---------
Loss from Operations                             (83.9)      (68.1)      (52.5)      (65.4)      (60.0)

Realized Gain (Loss) on Investments               (0.2)        8.5         5.4         2.2         6.1
Gain on Sale of Subsidiaries                        --          --          --          --        58.3
Restructuring Charge                                --       (14.3)         --          --          --
                                           -----------   ---------   ---------   ---------   ---------
Net Income (Loss)                               $(84.1)     $(73.9)     $(47.1)     $(63.2)       $4.4
(1)	Data for LNC's internal investment advisor for 1995-1998 was moved from Other Operations to the Investment Management segment due to a change in the reporting relationship.

The loss from operations shown above includes the earnings from operations that are not directly related to the business segments and unallocated corporate revenues and expenses, such as corporate investment income, interest expense on short-term and long-term borrowings, and corporate overhead expenses. Starting in 1999, 100% of "LNC Operations" was allocated to the business units.

Corporate interest expense reported within the LNC financing line above was more in 1999 than 1998 due to higher average debt outstanding. Corporate interest expense in 1997 was less than the other years shown due to reduced interest expense and investment earnings in the fourth quarter of 1997 that resulted from the use of proceeds from the sale of discontinued operations (see "Liquidity and Cash Flow" discussion for further details). This benefit did not continue into 1998 as most of these funds were used to purchase blocks of individual life insurance and annuity business in January and October of 1998 (see Note 11 to the consolidated financial statements).

Net income (loss) shown above for "Other Operations" includes the items described above under loss from operations plus the realized gain (loss) on sale of certain investments, the gain on sale of subsidiaries and restructuring charges. The 1998 restructuring charge was the result of an organizational/expense review and represents severance pay and space abandonment charges because of staff reductions in the parent and other select companies (see Note 12 to the consolidated financial statements).

Consolidated Investments

The consolidated investments on the balance sheet classified by investment advisor, mean invested assets, net investment income and investment yield are as follows:

December 31               (in billions)           1999        1998        1997        1996        1995
------------------------------------------------------------------------------------------------------
Assets Managed by Advisor
Investment Management Segment (1):
External Assets                                  $61.4       $61.5       $56.5       $45.5       $40.7
Internal Assets                                   35.9        39.4        35.6        37.4        36.4
Lincoln UK                                         8.6         7.6         6.8         6.1         5.3
Within Business Units (Policy Loans)               1.9         1.8         0.8         0.8         0.6
Non-LNC Affiliates                                32.7        23.5        19.4        15.3        11.8
                                           -----------   ---------   ---------   ---------   ---------
Total Assets Managed                            $140.5      $133.8      $119.1      $105.1       $94.8

Mean Invested Assets                            $39.03      $36.50      $30.34      $27.91      $25.89

Adjusted Net Investment Income (2)               $2.82       $2.69       $2.26       $2.10       $1.98

Investment Yield (ratio of net investment
income to mean invested assets)                  7.21%       7.36%       7.46%       7.52%       7.67%
(1)	See Investment Management segment data starting on page 19 for additional detail.
(2)	Includes tax-exempt income.

Investment Objective: Invested assets are an integral part of the Life Insurance and Annuities, Lincoln UK and Reinsurance segments' operations. For discussion of external assets under management, i.e. retail and institutional assets, see the Investment Management segment discussion starting on page 19. LNC follows a balanced approach of investing for both current income and prudent risk management, with an emphasis on generating sufficient current income to meet LNC's obligations. This approach requires the evaluation of risk and expected return of each asset class utilized, while still meeting the income objectives of LNC. This approach also permits LNC to be more effective in its asset-liability management, since decisions can be made based upon both the economic and current investment income considerations affecting assets and liabilities.

Investment Portfolio Composition and Diversification: Fundamental to LNC's investment policy is diversification across asset classes. LNC's investment portfolio, excluding cash and invested cash, is composed of fixed maturity securities; mortgage loans on real estate; real estate either wholly owned or in joint ventures and other long-term investments. LNC purchases investments for its segmented portfolios that have yield, duration and other characteristics that take into account the liabilities of the products being supported. The dominant investments held are fixed maturity securities, which represent approximately 78% of the investment portfolio. The total investment portfolio decreased $2.4 billion in 1999 and increased $8.1 billion in 1998. The decrease from 1998 was due to the decrease in fair value of fixed maturity securities available-for-sale due to a rising interest rate environment in 1999 and the continuation of the transfer of funds by fixed annuity contractholders to variable annuity contracts offset by the new purchases of investments from cash flow generated by the business units. The increase from 1997 was the net result of increases from 1) the addition of $8.8 billion in invested assets related to the two blocks of business acquired in 1998, 2) the increase in fair value of securities available-for-sale and 3) new purchases of investments from cash flow generated by the business units being partially offset by the continuation of the transfer of funds by fixed annuity contractholders to variable annuity contracts.

Fixed Maturity Security Ratings: LNC maintains a high-quality fixed maturity securities portfolio. As of December 31, 1999, $8.3 billion or 29.8% of its fixed maturity securities portfolio had ratings of AA or better. Fixed maturity securities with below-investment-grade ratings (BB or less) were $2.2 billion or 7.9% of the total fixed maturity securities portfolio (see Note 3 to the consolidated financial statements). The below-investment-grade fixed maturity securities represent 6.1% of LNC's total investment portfolio. The interest rates available on these below-investment-grade securities are significantly higher than are available on other corporate debt securities. Also, the risk of loss due to default by the borrower is significantly greater with respect to such below investment grade securities because these securities are generally unsecured, often subordinated to other creditors of the issuer and issued by companies that usually have high levels of indebtedness. LNC attempts to minimize the risks associated with these below investment grade securities by limiting the exposure to any one issuer and by closely monitoring the credit worthiness of such issuers. For the year ended December 31, 1999, the aggregate cost of below investment grade securities purchased was $624.5 million. Aggregate proceeds from such investments sold were $569.8 million, resulting in a realized pre-tax loss at the time of sale of $53.6 million.

Securities Available-for-Sale: LNC's entire fixed maturity and equity securities portfolio is classified as "available-for-sale" and is carried at fair value on its balance sheet. Because the general intent of the "available-for-sale" accounting rules is to reflect shareholders' equity as if unrealized gains and losses were actually recognized, it is necessary for LNC to consider all related accounting adjustments that would occur upon such a hypothetical recognition of unrealized gains and losses. Such related balance sheet effects include adjustments to the balances of deferred acquisition costs, policyholder commitments and deferred income taxes. Adjustments to each of these balances are charged or credited directly to shareholders' equity as part of LNC's "available-for-sale" accounting. For instance, deferred acquisition costs are adjusted upon the recognition of unrealized gains or losses since the amortization of deferred acquisition costs is based upon an assumed emergence of gross profits on certain insurance business. In a similar manner, adjustments to the balances of policyholder reserves or commitments are made because LNC has either a contractual obligation or has a consistent historical practice of making allocations of investment gains or losses to certain policyholders. Deferred income tax balances are also adjusted, since unrealized gains or losses do not affect actual taxes currently paid. See Note 3 to the consolidated financial statements for details of the gross unrealized gains and losses as of December 31, 1999.

Mortgage-Backed Securities: LNC's fixed maturity securities available-for-sale include mortgage-backed securities. The mortgage-backed securities included in LNC's investment portfolio are subject to risks associated with variable prepayments. This may result in these securities having a different actual cash flow and maturity than expected at the time of purchase. Securities that have an amortized cost greater than par and are backed by mortgages that prepay faster than expected will incur a reduction in yield or a loss. Those securities with an amortized cost lower than par that prepay faster than expected will generate an increase in yield or a gain. In addition, LNC may incur reinvestment risks if market yields are lower than the book yields earned on the securities. Prepayments occurring slower than expected have the opposite impact. LNC may incur disinvestment risks if market yields are higher than the book yields earned on the securities and LNC is forced to sell the securities. The degree to which a security is susceptible to either gains or losses is influenced by 1) the difference between its amortized cost and par, 2) the relative sensitivity of the underlying mortgages backing the assets to prepayment in a changing interest rate environment and 3) the repayment priority of the securities in the overall securitization structure.

LNC limits the extent of its risk on mortgage-backed securities by prudently limiting exposure to the asset class, by generally avoiding the purchase of securities with a cost that significantly exceeds par, by purchasing securities backed by stable collateral, and by concentrating on securities with enhanced priority in their trust structure. Such securities with reduced risk typically have a lower yield (but higher liquidity) than higher-risk mortgage-backed securities. At selected times, higher-risk securities may be purchased if they do not compromise the safety of the general portfolio. At December 31, 1999, LNC did not have a significant amount of higher-risk mortgage-backed securities. There are negligible default risks in the mortgage-backed securities portfolio as a whole as the vast majority of the assets are either guaranteed by U.S. government-sponsored entities or are supported in the securitization structure by junior securities enabling the assets to achieve high investment grade status. See Note 3 to the consolidated financial statements for additional detail about the underlying collateral.

Mortgage Loans on Real Estate and Real Estate: As of December 31, 1999, mortgage loans on real estate and investments in real estate represented 13.3% and 0.7% of the total investment portfolio. As of December 31, 1999, the underlying properties supporting the mortgage loans on real estate consisted of 31.0% in retail stores, 27.9% in commercial office buildings, 17.5% in apartments, 13.3% in industrial buildings, 5.4% in hotels/motels and 4.9% in other. In addition to the dispersion by type of property, the mortgage loan portfolio is geographically diversified throughout the United States.

Fixed Maturity Performance: In 1999, the performance of LNC's fixed maturity portfolio was measured against investment income and risk management measures. The portfolios have exceeded the investment income benchmark by $87.6 million. The investment income measure is a forecasted investment income target based upon the assets at the beginning of the year, expected new investment spreads, and adjusted for interest rate movements during the year. The portfolios' performance exceeded the risk management measure by 89 basis points in 1999. The risk management measure is a weighted composite benchmark, constructed from thirteen industry calculated asset class indices. The indices are related to each of the major asset classes utilized by Lincoln Investment Management. The performance relative to the income measure was exceeded due to a number of factors, primarily asset allocation strategies, credit spread widening and interest rate increases. The risk management measure was exceeded due to maintenance of strong underwriting guidelines in asset selection and the contributions of the strong U.S. economy.

Net Investment Income: Net investment income increased $126.1 million or 4.7% in 1999 due to a 6.9% increase in mean invested assets offset by a decrease in the yield on investments from 7.36% to 7.21% (all calculations on a cost basis). The increase in mean invested assets in 1999 was due to increased volumes of business in the Life Insurance and Annuities segment. Net investment income increased $430.6 million or 19% in 1998 as the net result of a 20% increase in mean invested assets offset by a decrease in the yield on investments from 7.46% to 7.36% (all calculations on a cost basis). The increase in mean invested assets was the result of increased volumes of business in all the business segments and funds held in Other Operations that were applied toward the purchase of a block of business in October of 1998 (see Note 11 to the consolidated financial statements). The increase in the Life Insurance and Annuities segment includes the impact of the acquisition of the blocks of business in 1998 (see Note 11 to the consolidated financial statements).

Realized Gain on Investments: The pre-tax realized gain on investments, net of associated amortization of deferred acquisition costs and expenses, was $3.0 million, $19.0 million and $122.6 million in 1999, 1998 and 1997, respectively. The after-tax gain in 1999, 1998 and 1997 was $3.8 million, $13.7 million and $72.9 million, respectively. These gains were primarily the result of the sale of investments. Write-downs and provisions for losses offset a portion of the realized gains.

Write-Downs and Allowance for Losses: Securities available-for-sale, mortgage loans on real estate and real estate that were deemed to have declines in fair value that were other than temporary were written down. The fixed maturity securities to which these write-downs apply were generally of investment grade quality at the time of purchase, but were classified as "below-investment-grade" at the time of the write-downs. Also, write-downs and allowances for losses on select mortgage loans on real estate, real estate and other investments were established when the underlying value of the property was deemed to be less than the carrying value. These write-downs and provisions for losses are disclosed within the notes to the accompanying consolidated financial statements (see Note 3 to the consolidated financial statements).

Use of Derivatives: The primary use of derivatives at LNC is to hedge interest rate risk that is embedded in either life insurance and annuity product liabilities or investment portfolios. To a lesser extent, derivatives are also used to hedge exposures to foreign currency and equity market risks.

Review Of Consolidated Financial Condition

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

The consolidated statements of cash flows on page 41 indicate that operating activities provided cash of $1.6 billion, $1.2 billion and $1.0 billion in 1999, 1998 and 1997, respectively. This statement also classifies the other sources and uses of cash by investing activities and financing activities and discloses the amount of cash available at the end of the year to meet LNC's obligations.

Although LNC generates adequate cash flow to meet the needs of its normal operations, periodically LNC may issue debt or equity securities to fund internal expansion, acquisitions, investment opportunities and the retirement of LNC's debt and equity. LNC had an unused balance as of December 31, 1999 of $825 million on its existing shelf registration filed in April, 1998, that would allow LNC to issue various securities. The hybrid securities utilize six subsidiaries (Lincoln National Capital I, II, III, IV, V and VI) which were formed for the specific purpose of issuing such securities. All of these subsidiaries' common securities are owned by LNC. Cash funds are also available from LNC's revolving credit agreement, which provides for borrowing up to $750 million (see Note 5 to the consolidated financial statements).

In 1998, LNC issued $300 million of long-term debt, $200 million of Series C Trust Originated Preferred Securities and $230 million of FELINE PRIDES. Also, LNC issued 2,796,224 shares of LNC common stock for $74.4 million in 1997 to purchase subsidiary companies. Finally, LNC purchased and retired 7,675,000, 1,246,562 and 9,897,800 shares of common stock at a cost of $377.7 million, $46.9 million and $325.3 million in 1999, 1998 and 1997, respectively. In May 1999, the LNC board authorized $500 million to repurchase shares of common stock. The shares repurchased in 1999 include 4,875,600 shares at a cost of $ 236.6 million that have been purchased since the May 1999 board authorization. This leaves a Board authorization to repurchase an additional $263.4 million of LNC's common stock as of December 31, 1999.

Another transaction that occurred in 1997 that had a major impact on LNC's cash flow was the sale of a subsidiary for $2.65 billion (see Note 11 to the consolidated financial statements). LNC used these proceeds to 1) repurchase $341.8 million of its own common stock, 2) retire $86.7 million in long-term debt, 3) fund the purchase of a 49% interest in Seguros Serfin Lincoln for $85.0 million, 4) pay the $447.6 million of taxes related to the gain on sale of discontinued operations and 5) purchase a block of individual life insurance and annuity business for $1.4 billion (see Note 11 to the consolidated financial statements). The remaining balance was initially applied to pay off a portion of LNC's short-term debt and invested for general corporate purposes, then later used to fund a portion of the purchase of another block of individual life insurance business.

In order to maximize the use of available cash, the holding company (LNC) maintains a facility where subsidiaries can borrow from the holding company to meet their short-term needs and can invest their short-term funds with the holding company. Depending on the overall cash availability or need, the holding company invests excess cash in short-term investments or borrows funds in the financial markets. In addition to facilitating the management of cash, the holding company receives dividends from its subsidiaries, invests in operating companies, maintains an investment portfolio and pays shareholder dividends and certain corporate expenses.

LNC's insurance subsidiaries are subject to certain insurance department regulatory restrictions as to the transfer of funds and payment of dividends to the holding company. Generally, these restrictions pose no short-term liquidity concerns for the holding company. However, as discussed in detail within Note 7 to the consolidated financial statements, the acquisition of two blocks of business in 1998 placed further restrictions on the ability of LNC's primary insurance subsidiary, Lincoln Life, to declare and pay dividends. As a result of these acquisitions and dividends declared, Lincoln Life's statutory earned surplus is negative. It is necessary for Lincoln Life to obtain the prior approval of the Indiana Insurance Commissioner before paying any dividends to LNC until such time its statutory earned surplus is positive. The time frame for statutory earned surplus to return to a positive position is dependent upon future statutory earnings and dividends paid by Lincoln Life. Although no assurance can be given that additional dividends will be approved, during 1999, Lincoln Life received regulatory approval and paid extraordinary dividends totaling $530 million to LNC. In the event such approvals are not obtained, management believes that LNC can obtain the funds required to satisfy its obligations from its existing credit facilities and other sources.

As of December 31, 1999, LNC's senior debt ratings included Moody's at A2 ("Very Good, Strong or High"), Standard and Poor's A- ("Very Good, Strong or High") and Duff & Phelps at A+ ("Very Good, Strong or High") and LNC's commercial paper ratings included Moody's at P-1 ("Superior"), Standard and Poor's at A-2 ("Strong") and Duff & Phelps at D-1 ("High Grade"). During November of 1999, Standard and Poor's affirmed its senior debt rating and lowered its commercial paper rating from A-1 ("Superior") to A-2 ("Strong"). In December 1999, Moody's put LNC's senior debt and commercial paper ratings under review for possible downgrade. Although the short-term borrowing rate on the issuance of commercial paper will increase approximately 0.10% per annum as a result of the noted events, management believes that liquidity will not be adversely impacted.

During November of 1999, Standard and Poor's also lowered its commercial paper rating for Lincoln National (UK) PLC from A-1 ("Superior") to A-2 ("Strong"). Management believes that given the reduced number of investors for commercial paper with ratings below A-1 and the regular liquidity problems around the time of the UK's Monetary Policy Committee meeting, it will on occasion be difficult for Lincoln National (UK) PLC to issue commercial paper and it will therefore have to draw upon alternative short-term borrowing facilities in the form of bank loans. When this occurs, it is likely to cause an increase in its borrowing rate of approximately 0.20% per annum, but management believes that liquidity will not be adversely impacted.

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

CAPITAL RESOURCES

Total shareholders' equity decreased $1.1 billion during the year ended December 31, 1999. Excluding the decrease of $1.0 billion related to the decrease in the unrealized gain (loss) on securities available-for-sale, shareholders' equity decreased $106 million. This decrease in shareholders' equity was the net result of decreases of $20 million related to a decrease in the accumulated foreign exchange gain, $219 million related to the declaration of dividends to shareholders, $378 million for the retirement of common stock and $3 million for shares forefeited under benefit plans partially offset by increases due to $460 million of net income, $51 million from the issuance of common stock related to benefit plans and $3 million from the issuance of common stock related to purchase of subsidiary companies.

During May 1999, LNC's Board of Directors approved a two-for-one stock split for its common stock. The record date for the stock split was June 4, 1999 and the additional shares were distributed to shareholders on June 21, 1999.

Capital adequacy is a primary measure used by insurance regulators to determine the financial stability of an insurance company. In the U.S., risk-based capital guidelines are used by the National Association of Insurance Commissioners to determine the amount of capital that represents minimum acceptable operating amounts related to insurance and investment risks. Regulatory action is triggered when an insurer's statutory-basis capital falls below the formula-produced capital level. At December 31, 1999, statutory-basis capital for each of LNC's U.S. insurance subsidiaries was in excess of regulatory action levels of risk-based capital required by the jurisdiction of domicile.

As noted above, shareholders' equity includes net unrealized gain (loss) on securities available-for-sale. At December 31, 1999, the book value of $21.76 per share included $2.38 of unrealized losses on securities and at December 31, 1998, the book value of $26.59 per share included $2.73 of unrealized gains on securities.

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

CONTINGENCIES

See Note 7 to the consolidated financial statements for information regarding claims for disability income coverages, liabilities and recoveries related to inappropriate selling of products in the UK, liabilities for personal accident reinsurance programs, liabilities for marketing and compliance issues, the reserve for the run-off of group pension annuities and other contingency matters.

CENTURY COMPLIANCE

The Year 2000 issue was complex and affected many aspects of LNC's businesses. LNC was particularly concerned with Year 2000 issues that related to LNC's computer systems and interfaces with the computer systems of vendors, suppliers, customers and business partners. From 1996  1999, LNC and its operating subsidiaries redirected a large portion of internal Information Technology ("IT") efforts and contracted with outside consultants to update systems to address Year 2000 issues. Experts were engaged to assist in developing work plans and cost estimates and to complete remediation activities.

For the year ended December 31, 1999, LNC identified expenditures of $44.5 million ($28.9 million after-tax) to address this issue. This brings the expenditures for 1996-1999 to $91.6 million ($59.5 million after-tax). Because updating systems and procedures is an integral part of LNC's on-going operations, most of the expenditures shown above for 1999 are expected to continue after all Year 2000 issues have been resolved. All Year 2000 expenditures have been funded from operating cash flows.

The scope of the overall Year 2000 program included the following four major project areas: 1) addressing the readiness of business applications, operating systems and hardware on mainframe, personal computer and local area network platforms (IT); 2) addressing the readiness of non-IT embedded software and equipment (non-IT); 3) addressing the readiness of key business partners and 4) establishing year 2000 contingency plans. LNC companies completed these projects prior to year-end.

LNC businesses have not identified any major problems in their business processing. Minor problems have been resolved quickly. LNC businesses have not experienced any significant interruption in service to clients or business partners or in reporting to regulators.

LEGISLATION

The Financial Services Modernization Act was passed in November 1999 and repeals the Glass-Steagall Act of 1933 and expands the Bank Holding Company Act of 1956. This new act allows cross-ownership by banks, securities firms and insurance companies. As a result, there is speculation that there will be business combinations among banks, securities firms and insurance companies.

Tax legislation could reduce tax-advantages for some of LNC's life and annuity products. LNC continues to support reductions in the tax burden imposed on its businesses, employees and policyholders.

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

The exposures of financial instruments to market risks, and the related risk management processes, are most important in the Life Insurance and Annuities segment. This segment is where most of the invested assets support accumulation and investment oriented insurance products. As an important element of its integrated asset-liability management process, LNC uses derivatives to minimize the effects of changes in interest rate levels and the shape of the yield curve. In this context, derivatives are designated as a hedge and serve to reduce interest rate risk by mitigating the effect of large rises in interest rates on LNC's stream of earnings. Additional market exposures exist in LNC's other general account insurance products and in its debt structure and derivatives positions. The primary sources of market risk are: 1) substantial, relatively rapid and sustained increases or decreases in interest rates, 2) fluctuations in currency exchange rates or 3) a sharp drop in equity market values. Each of these market risks are discussed in detail in the following pages.

1) Interest Rate Risk

Accumulation and Investment Oriented Insurance Products. General account assets supporting accumulation and investment oriented insurance products total $24.2 billion or 68% and $26.0 billion or 69% of total invested assets at December 31, 1999 and 1998, respectively. Fixed maturity and equity securities are held at fair value on the balance sheet, mortgage loans on real estate are held at amortized cost and real estate is held at cost less depreciation while liabilities are generally held at account values less surrender charges (see Note 1 to the consolidated financial statements). The fair values for mortgage loans on real estate and guaranteed interest rate contracts are calculated on a discounted cash flow basis while fixed annuities and other deposit liabilities are at policy cash surrender value (see Note 8 to the consolidated financial statements).

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

LNC does not view the near term risk to spreads over the next twelve months to be material. The combination of a probable range of interest rate changes over the next twelve months, asset-liability management strategies, flexibility in adjusting policy crediting rate levels and protection afforded by policy surrender charges and other switching costs all work together to minimize this risk. The interest rate scenarios of concern are those in which there is a substantial, relatively rapid increase or decrease in interest rates that is then sustained over a long period.

Fixed Deferred Annuities. Assets of $16.8 billion and $17.2 billion at December 31, 1999 and 1998, respectively, support the biggest category of accumulation and investment oriented insurance products, fixed deferred annuities. For these products, LNC may adjust renewal crediting rates monthly or quarterly, subject to guaranteed minimums ranging from 3% to 5%. The higher minimums apply to in-force blocks of older products that no longer are sold. Annuity insurance customers have the right to surrender their policies at account value less a surrender charge that grades to zero over periods ranging from 5 to 10 years from policy issue date or, in some cases, the date of each premium received. Due to LNC's ability to change crediting rates to reflect investment experience, the underlying assets are assumed to be a good proxy for the interest rate risk inherent in these liabilities. This assumption is appropriate for probable movements in interest rates over the next 12 months. This assumption may not be appropriate for a substantial, relatively rapid increase or decrease in interest rates that is then sustained over a long period.

Universal Life. LNC had $5.4 billion and $6.1 billion in assets at December 31, 1999 and 1998, respectively, supporting universal life insurance on which it has the right to adjust renewal crediting rates subject to guaranteed minimums ranging from 4% to 6% at December 31, 1999. Similar to annuities, universal life insurance customers have the right to surrender their policies at account value less a surrender charge that grades to zero over periods ranging from 10 to 20 years from policy issue date or, in some cases, the date of each premium received.

Guaranteed Interest Contracts and Group Pension Annuities. LNC had assets totaling $2.0 billion and $2.7 billion at December 31, 1999 and 1998, respectively, that support guaranteed interest contracts, group pension annuities and immediate annuities. Generally, the cash flows expected on these liabilities do not vary with fluctuations in market interest rates and are not adjustable by LNC. Accordingly, if experience on the assets supporting these products is more adverse than the assumptions used in pricing the products, spreads will tend to be below expectations. LNC limits exposure to interest rate risk by managing the duration and maturity structure of each investment portfolio in relation to the liabilities it supports.

Other General Account Insurance Products. LNC had $11.4 billion and $11.9 billion of assets at December 31, 1999 and 1998, respectively, supporting general account products, including disability income and term life insurance. For these products, the liability cash flows may have actuarial uncertainty. However, their amounts and timing do not vary significantly with interest rates. LNC limits interest rate risk by analyzing the duration of the projected cash flows and structuring investment portfolios with similar durations.

Interest Rate Risk -- Falling Rates. Interest rates fell in 1995, rose again in 1996, declined in 1997 and 1998 and rose again in 1999. For example, the five-year Treasury yield declined from 7.8% in 1994 to 5.4% at the end of 1995, increased to 6.2% by the end of 1996, decreased to 5.7% by the end of 1997, decreased to 4.5% by the end of 1998 and increased to 6.3% by the end of 1999. Under scenarios in which interest rates fall and remain at levels significantly lower than those prevailing at December 31, 1999, minimum guarantees on annuity and universal life insurance policies (generally 3% to 5% or an average of approximately 4%) could cause the spread between the yield on the portfolio and the interest rate credited to policyholders to deteriorate. Select contracts that specify these minimum guarantees can be amended periodically to reflect current interest rate conditions. The earned rate on the annuity and universal life insurance portfolios averaged 7.7% and 7.6% respectively, for the year ended December 31, 1999, providing a cushion for a decline before the earned rates would be insufficient to cover minimum guaranteed rates plus the target spread. The maturity structure and call provisions of the related portfolios are structured to afford protection against erosion of this cushion for a period of time. However, spreads would be at risk if interest rates continued to fall and remained lower for a long period. LNC manages these exposures by maintaining a suitable maturity structure and by limiting its exposure to call risk in each respective investment portfolio.

LNC believes that the portfolios supporting its accumulation and investment oriented insurance products have a prudent degree of call protection individually and on a consolidated basis. As of December 31, 1999, the mortgage-backed securities ("MBS") and asset-backed securities ("ABS") portion of the portfolio represented a total of $4.4 billion or 18% of the $24.2 billion of general account assets supporting such products. Of this portfolio, 13% of general account assets or $3.1 billion is subject to residential prepayment risk from investments made in Collateralized Mortgage Obligations ("CMOs"), mortgage pass-throughs, manufactured housing and home equity loans. As of December 31, 1998, the MBS and ABS portion of the portfolio represented a total of $5.1 billion or 20% of the $26.0 billion of general account assets supporting such products. LNC's MBS portfolio has equal to or slightly less prepayment risk than the MBS pass-through market in general primarily due to holding more seasoned securities in the portfolio. Due to increased efficiency by mortgage-holders in exercising their prepayment options, the riskiness of these securities has increased over the last few years without a compensating adjustment to risk premiums. This trend has also reduced the degree of protection provided by the purchase of protected amortization class CMOs. As a result, LNC has reduced its exposure to the MBS asset class in recent years.

Interest Rate Risk -- Rising Rates. For both annuities and universal life insurance, a rapid and sustained rise in interest rates poses risks of deteriorating spreads and high surrenders. The portfolios supporting these products have fixed-rate assets laddered over maturities generally ranging from one to ten years or more. Accordingly, the earned rate on each portfolio lags behind changes in market yields. As rates rise, the lag may be increased by slowing MBS prepayments. The greater and faster the rise in interest rates, the more the earned rate will tend to lag behind market rates. If LNC sets renewal crediting rates to earn the desired spread, the gap between its renewal crediting rates and competitors' new money rates may be wide enough to cause increased surrenders. If LNC credits more competitive renewal rates to limit surrenders, its spreads will narrow. LNC devotes extensive effort to evaluating these risks by simulating asset and liability cash flows for a wide range of interest rate scenarios. Such analysis has led to adjustments in the target maturity structure and to hedging the risk of rising rates by buying out-of-the-money interest rate cap agreements and swaptions (see discussion below). With this hedge, the potential adverse impact of a rapid and sustained rise in rates is kept within corporate risk tolerances. LNC believes that the risks of rising interest rates are also mitigated by its emphasis on periodic premium products.

Debt. As of December 31, 1999, LNC had short-term debt, long-term debt and company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely junior subordinated debentures totaling $1.92 billion ($1.46 billion with fixed rates and $0.46 billion with floating rates). As of December 31, 1998, LNC had short-term debt, long-term debt and minority interest-preferred securities of subsidiary companies totaling $1.77 billion ($1.56 billion with fixed rates and $0.21 billion with floating rates). LNC manages the timing of maturities and the mixture of fixed-rate and floating-rate debt as part of the process of integrated management of interest rate risk for the entire enterprise.

Derivatives. As indicated in Note 7 to the consolidated financial statements, LNC has entered into derivative transactions to reduce its exposure to rapid rises in interest rates. The four programs discussed below are used to help LNC achieve more stable margins while providing competitive crediting rates to policyholders during periods when interest rates are rising. Failure to maintain competitive crediting rates could cause policyholders to withdraw their funds and place them in more competitive products.

LNC uses interest rate cap agreements to hedge against the negative impact of a significant and sustained rise in interest rates. Interest rate caps are contracts that require counterparties to pay LNC at specified future dates the amount, if any, by which a specified market interest rate exceeds the cap rate stated in the agreements, applied to a notional amount. As of December 31, 1999 and 1998, LNC had agreements with notional amounts of $2.5 billion and $4.1 billion, respectively. At December 31, 1999, the agreements had cap rates ranging from 50 to 550 basis points above prevailing interest rates. The cap rates in some contracts increase over time. These agreements expire in 2000 through 2006.

LNC also uses swaptions to hedge against the negative impact of a significant and sustained rise in interest rates. Swaptions are options to enter into a swap at a specified future date. If the option is exercised at expiration, the option is either settled in cash or exercised into a swap agreement. LNC purchases swaptions to be settled in cash. At expiration, the counterparty is required to pay LNC the amount, if any, of the present value of the difference between the fixed rate on a market rate swap and the strike rate stated in the agreement, applied to a notional amount. As of December 31, 1999 and 1998, LNC had agreements with notional amounts of $1.8 billion and $1.9 billion, respectively. At December 31, 1999, the agreements had strike rates ranging from 200 to 450 basis points above prevailing interest rates. These agreements expire in 2000 through 2003.

Notional for interest rate caps and swaptions decreased by $1.6 billion and $0.1 billion, respectively, as a result of expirations. Interest rate caps and swaptions were not purchased during the year, reflecting declining fixed annuity sales and no significant change in fixed annuity account values.

For future periods, the fair value of LNC's interest rate caps and swaptions depends on the levels of interest rates on U.S. Treasury securities with maturities of two, five, seven and ten years and U.S. dollar swap rates with five, seven and ten year maturities. The table below analyzes fair value levels at December 31, 1999 and for the next five years if the rates were 2%, 4%, 6%, 8%,10% or 12% higher than they were at December 31, 1999. In relation to the level of these rates at December 31, 1999, the cap and swaption rates were from 0.5% to 5.5% out-of-the-money, i.e., higher. The table below shows the fair value levels of interest rate caps and swaptions under these scenarios based on notional amounts outstanding at the year-end given.

Year Ended December 31, 1999   (in millions)      1999        2000        2001        2002        2003        2004
------------------------------------------------------------------------------------------------------------------
No change                                         14.0         6.8         2.4         0.8         0.3         0.1
Up 2%                                             79.2        53.7        29.4        12.1         4.2         1.6
Up 4%                                            210.7       171.7       124.5        80.6        48.5        29.6
Up 6%                                            374.9       316.1       248.6       178.8       124.2        88.8
Up 8%                                            539.0       463.9       380.2       289.4       214.4       165.4
Up 10%                                           695.4       610.5       513.8       406.4       315.0       253.5
Up 12%                                           843.3       754.0       648.3       528.2       423.2       352.1

LNC uses exchange-traded financial futures contracts and options on financial futures to hedge against interest rate risks and to manage duration of a portion of its fixed maturity securities. Financial futures contracts obligate LNC to buy or sell a financial instrument at a specified future date for a specified price. They may be settled in cash or through delivery of the financial instrument. Cash settlements on the change in market values of financial futures contracts are made daily. As of December 31, 1999, LNC did not have any open futures.

LNC uses interest rate swap agreements to hedge its exposure to floating rate bond coupon payments, replicating a fixed rate bond. An interest rate swap is a contractual agreement to exchange payments at one or more times based on the actual or expected price, level, performance or value of one or more underlying interests. LNC is required to pay the counterparty the stream of variable interest payments based on the coupon payments from the hedged bonds, and in turn, receives a fixed payment from the counterparty, at a predetermined interest rate. LNC also uses interest rate swap agreements to hedge its exposure to interest rate fluctuations related to the anticipated purchase of assets that support newly acquired blocks of business or to extend the duration of certain portfolios of assets. As of December 31, 1999 and 1998, LNC had swap agreements with a notional amount of $630.9 million and $258.3 million, respectively. The agreements expire in 2000 through 2010. Notional for interest rate swaps increased $372.6 million during 1999 primarily as a result of purchasing interest rate swaps to lengthen the duration of a certain portfolio of assets and to hedge variable interest on certain interest-only certificates.

In addition to continuing existing programs, LNC may use derivative products in other strategies to limit risk and enhance returns, particularly in the management of investment spread businesses. LNC has established policies, guidelines and internal control procedures for the use of derivatives as tools to enhance management of the overall portfolio of risks assumed in LNC's operations.

Table of Significant Exposures. The table below provides a general measure of LNC's significant interest rate risk (principal amounts are shown by year of maturity and include amortization of premiums and discounts; notional amounts for interest rate caps and swaptions are shown by amount outstanding at the year-end given) as of December 31, 1999.

                                                                                                There-                    Fair
(in millions)                         2000        2001        2002        2003        2004       after       Total       Value
------------------------------------------------------------------------------------------------------------------------------
Rate Sensitive Assets:
Fixed interest rate securities       883.8     1,146.7     1,290.5     1,702.4     1,582.8    23,376.6    29,982.8    26,876.2
Average interest rate                7.20%       7.52%       7.57%       7.59%       7.72%       7.93%       7.84%

Variable interest rate securities       --          --        56.5          --         3.6     1,460.2     1,520.3       812.6
Average interest rate                                       17.30%                   8.28%       9.25%       9.78%

Mortgage loans                       254.5       187.9       556.5       266.2       643.3     2,821.4     4,729.8     4,615.5
Average interest rate                9.02%       8.31%       8.33%       8.17%       7.73%       7.92%       8.03%

Rate Sensitive Liabilities:
Guaranteed Interest Contracts:
Interest paid out annually            94.0          --          --          --          --          --        94.0        98.0
Average interest rate                7.02%                                                                   7.02%
Interest paid at maturity             87.0        41.0         2.0        17.0        26.0        17.0       190.0       196.0
Average interest rate                7.38%       8.15%       6.18%      10.67%      10.71%      10.72%       8.61%

Investment type insurance
contracts, excluding
guaranteed interest contracts (1)    786.8       921.9     1,236.2     1,168.7     1,250.9    15,730.6    21,095.1    19,065.2
Average interest rate                7.41%       7.59%       7.70%       7.42%       7.55%       7.97%       7.86%

Debt (2)                             460.1       230.0       100.0          --          --     1,128.3     1,918.4     1,806.5
Average interest rate                5.80%       7.75%       7.63%                               7.75%       7.27%

Rate Sensitive Derivative
Financial Instruments:
Interest Rate and Foreign
Currency Swaps:
Pay variable/receive fixed            10.0        49.6        26.2        48.4         5.0       535.9       675.1       (20.0)
Average pay rate                      6.5%        6.5%        6.6%        7.0%        7.0%        7.2%        7.1%
Average receive rate                  6.4%        6.0%        7.0%        5.3%        5.9%        6.8%        6.6%

Interest Rate Caps and
Swaptions: (3)
Outstanding notional               2,966.4     3,232.2     2,542.3       659.3       250.0       250.0                    14.0
Average strike rate (4)               9.0%        8.9%        8.9%        8.4%        8.4%        8.4%
Forward CMT curve (5)                 6.5%        6.6%        6.6%        6.5%        6.5%        6.7%

The table shows the principal amounts and fair values of assets, liabilities and derivatives having significant interest rate risks as of December 31, 1998.

                                                     Principal             Fair
(in millions)                                           Amount            Value
-------------------------------------------------------------------------------
Fixed interest rate securities                       $30,414.5        $29,449.4
Variable interest rate securities                      1,387.7            783.5
Mortgage loans                                         4,378.1          4,580.4
Guaranteed interest contracts                            595.0            622.0
Investment type insurance contracts (1)               18,641.0         19,232.0
Debt (2)                                               1,773.4          1,807.7
Interest rate and foreign currency swaps                    --             10.2
Interest rate caps and swaptions (3)                        --              3.4
(1)	The information shown is for the fixed maturity securities and mortgage loans that support these insurance contracts.
(2)	Includes minority interest preferred securities of subsidiary companies.
(3)	Swaptions notional is shown converted to cap equivalent.
(4)	The indexes are a mixture of five-year and ten-year Constant Maturity Treasury ("CMT") and Constant Maturity Swap ("CMS").
(5)	The CMT curve is the five-year constant maturity treasury forward curve.

2) Foreign Currency Risk

Foreign Currency Denominated Investments. LNC invests in foreign currency securities for incremental return and risk diversification relative to United States Dollar-Denominated ("USD") securities and to hedge foreign insurance liabilities. The fair value of foreign securities, which are denominated in five different foreign currencies, totaled $141.3 million as of December 31, 1999. LNC periodically uses a combination of foreign exchange forward contracts, foreign currency options, and foreign currency swaps to hedge some of the foreign exchange risk related to its investments in securities denominated in foreign currencies. The currency risk is hedged using foreign currency derivatives of the same currency as the bonds. The table below shows LNC's exposure to foreign currency securities. Also included is the relevant information relating to the foreign currency derivatives that are hedging the currency risk of these securities. The table below presents the principal (notional) amount in U.S. dollar equivalents by expected maturity for LNC's foreign currency denominated investments as of December 31, 1999.

                                                                                                There-                    Fair
(in millions)                         2000        2001        2002        2003        2004       after       Total       Value
------------------------------------------------------------------------------------------------------------------------------
Currencies:
Canadian Dollar                       $0.6       $10.0       $11.3       $10.3        $8.3       $54.3       $94.8       $95.3
Interest Rate                        5.57%       8.29%       7.68%       7.15%       5.61%       6.31%       6.71%
British Pound                           --         6.3          --          --          --        15.1        21.4        23.1
Interest Rate                                    4.18%                                          10.07%       8.30%
Argentine Peso                          --          --        10.0          --          --         7.0        17.0        15.1
Interest Rate                                               11.54%                              11.70%      11.61%
All Other Currencies                   2.2         2.0          --          --          --         4.1         8.3         7.8
Interest Rate                       14.49%      12.42%                                           7.96%      11.09%
Total Currencies                       2.8        18.3        21.3        10.3         8.3        80.5       141.5       141.3
Derivatives:
Swaps                                   --         9.6         8.3          --          --        26.3        44.2        (0.4)

The table below presents the principal (notional) amount in U.S. dollar equivalents as of December 31, 1998.

                                                                  Fair
(in millions)                                Principal           Value
----------------------------------------------------------------------
Currencies:
Canadian Dollar                                 $105.9         $114.0
British Pound                                     22.1           25.9
Argentine Peso                                    17.0           14.0
All other currencies                              13.8           12.9
                                           -----------      ---------
Total Currencies                                $158.8         $166.8
Derivatives:
Forwards                                          $1.5         $0.004
Swaps                                             47.2            0.4

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

Foreign Currency Swaps. A foreign currency swap is a contractual agreement to exchange the currencies of two different countries at a fixed rate of exchange in the future. LNC uses foreign currency swaps to convert the cash flow of foreign currency securities to U.S. dollars.

Foreign Currency Options. A foreign currency option gives LNC the right, but not the obligation, to buy or sell a foreign currency at a specific exchange rate during a specified time period. LNC has historically used options that were slightly "out-of-the-money" resulting in a "corridor" of currency risk assumed, but limited the risk above the strike price. At December 31, 1999, LNC did not have any open positions in foreign currency options.

3) Equity Market Exposures

LNC's revenues, assets, liabilities and derivatives are exposed to equity market risk.

Fee Revenues. The fee revenues of LNC's Investment Management segment and fees earned from variable annuities are exposed to the risk of a decline in equity market values. These fees are generally a fixed percentage of the market value of assets under management. In a severe equity market decline, fee income could be reduced by not only reduced market valuations but also by customer withdrawals and redemptions. Such withdrawals and redemptions from equity funds and accounts might be partially offset by transfers to LNC's fixed-income accounts and the transfer of funds to LNC by its competitors' customers.

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

                                                          December 31, 1999                    December 31, 1998
                                           -----------------------------------------------   ---------------------
                                                                      10% Fair    10% Fair
                                              Carrying        Fair       Value       Value    Carrying        Fair
(in millions)                                    Value       Value    Increase    Decrease       Value       Value
------------------------------------------------------------------------------------------------------
U.S. Equities                                   $189.4      $189.4      $208.3      $170.5      $231.3      $231.3
Foreign Equities                                 401.6       401.6       441.8       361.4       276.5       276.5
Emerging Market Equities                          13.0        13.0        14.3        11.7        35.0        35.0
                                           -----------   ---------   ---------   ---------   ---------   ---------
Subtotal                                         604.0       604.0       664.4       543.6       542.8       542.8
Real Estate                                      256.2       291.0       320.1       261.9       488.7       536.0
S&P 500 Index Call Options                        24.8        24.8        30.4        20.6        23.1        23.1
Other Equity Interests                           329.4       359.4       395.3       323.5       312.5       356.9
                                           -----------   ---------   ---------   ---------   ---------   ---------
Total                                         $1,214.4    $1,279.2    $1,410.2    $1,149.6    $1,367.1    $1,458.8

Liabilities. LNC has an exposure to foreign currency equity risk with respect to various annuity policies issued in the UK. The aggregate U.S. dollar equivalent amount of account value was $8.6 million and $11.7 million at December 31, 1999 and 1998, respectively. LNC also has exposure to U.S. equity markets through reinsurance contracts that reinsure equity-indexed annuities. The aggregate amount of account value of these annuities is $24.8 million and $23.1 million at December 31, 1999 and 1998, respectively. These risks are being hedged with equity derivatives as discussed below.

Derivatives Hedging Equity Risks. LNC has two programs hedging equity market risk in annuities issued in the UK and U.S. that contain equity features.

LNC uses Over-the-Counter ("OTC") foreign currency equity call options to hedge against the foreign equity market risk component contained in its UK unit-linked annuities which are a function of the Financial Times Stock Exchange ("FTSE") index. These call options require the counterparties to pay LNC at specified future expiration dates the amount, if any, of the percentage increase in the FTSE index over the strike price defined in the contract, applied to a notional amount. LNC had agreements with notional amounts of $4.3 million and $11.1 million at December 31, 1999 and 1998, respectively. The call options expirations are matched to the liabilities and expire in 2000 through 2001.

LNC uses OTC equity call options on the S&P 500 index to hedge against the increase in its liabilities resulting from certain reinsurance agreements which guarantee payment of the appreciation of the S&P 500 index on certain underlying annuity products. These call options require the counterparty to pay LNC at specified future expiration dates the amount, if any, of the percentage increase in the S&P 500 index over the strike price defined in the contract, applied to the notional amount. The reinsurance agreement then requires LNC to pay any appreciation on the S&P 500 index to the reinsurance client. LNC had agreements with notional amounts of $129.6 million and $79.9 million for December 31, 1999 and 1998, respectively. The call options expirations are matched to the liabilities and expire in 2000 through 2007. Notional for the call options increased by $49.7 million during 1999 as a result of purchasing additional options to support additional business assumed under the reinsurance agreement.

Default Risk. LNC's portfolio of invested assets was $35.6 billion as of December 31, 1999. Of this total, $21.1 billion consists of corporate bonds and $4.7 billion consists of commercial mortgages. LNC manages the risk of adverse default experience on these investments by applying disciplined credit evaluation and underwriting standards, prudently limiting allocations to lower-quality, higher-yielding investments, and diversifying exposures by issuer, industry, region and property type. For each counterparty or borrowing entity and its affiliates, LNC's exposures from all transactions are aggregated and managed in relation to formal limits set by rating quality and industry group. LNC remains exposed to occasional adverse cyclical economic downturns during which default rates may be significantly higher than the long-term historical average used in pricing. As of December 31, 1998, LNC had a portfolio of invested assets of $37.9 billion.

LNC is depending on the ability of derivative product dealers and their guarantors to honor their obligations to pay the contract amounts under various derivatives agreements. In order to minimize the risk of default losses, LNC diversifies its exposures among several dealers and limits the amount of exposure to each in accordance with the credit rating of each dealer or its guarantor. LNC generally limits its selection of counterparties that are obligated under these derivative contracts to those with an A credit rating or above.

Credit-Related Derivatives. LNC periodically uses spread-lock agreements to hedge a portion of the value of its fixed maturity securities against the risk of widening in the spreads between their yields and the yields of comparable maturity U.S. or other Government obligations. As of December 31, 1999, LNC did not have any open spread-lock agreements. LNC uses put options, combined with various perpetual fixed-income securities and interest rate swaps to replicate fixed-income, fixed-maturity investments. The risk being hedged is a drop in bond prices due to credit concerns with the international bond issuers. The put options allow LNC to put the bonds back to the counterparties at original par. As of December 31, 1999, LNC had put options with a notional amount of $21.3 million that expire in 2007.

Item 8. Financial Statements and Supplementary Data

                                                  (in millions, except per share data)
Operating Results by Quarter                   1st Qtr     2nd Qtr     3rd Qtr     4th Qtr
------------------------------------------------------------------------------------------
1999 Data
Premiums and other considerations               $963.9      $981.5      $939.7    $1,108.1
Net investment income                            709.5       700.8       697.1       700.1
Realized gain (loss) on investments                1.9        (4.0)        5.4        (0.3)

Net income (1)                                   145.1       148.4       132.3        34.6

Net income per diluted share (2)                 $0.71       $0.73       $0.66       $0.18

1998 Data
Premiums and other considerations               $765.7      $823.2      $794.7    $1,003.0
Net investment income                            658.4       658.7       649.6       714.7
Realized gain (loss) on investments               23.9        25.5       (26.7)       (3.7)

Net income                                      $122.0      $148.7      $113.5      $125.6

Net income per diluted share (2)                 $0.60       $0.73       $0.56       $0.62
(1)	Net income for the third and fourth quarters of 1999 includes special charges for changes in estimates of reserves and the fourth quarter includes a charge for estimated settlement costs for participation in workers' compensation carve-out business and a tax benefit related to the release of a tax valuation allowance.
(2)	The net income per diluted share amounts for 1998 and the first quarter of 1999 have been adjusted to reflect the effects of the two-for-one stock split of LNC's common stock which was effective June, 1999.

Consolidated Financial Statements

The consolidated financial statements and notes to consolidated financial statements of Lincoln National Corporation and Subsidiaries follow on pages 38 through 76.

LINCOLN NATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS

December 31             (000s omitted)                       1999                 1998
--------------------------------------------------------------------------------------
ASSETS
Investments:
Securities available-for-sale, at fair value:
Fixed maturity
(cost: 1999-$28,357,057; 1998-$28,639,558)           $ 27,688,613         $ 30,232,892
Equity
(cost: 1999-$481,531; 1998-$436,718)                      603,954              542,843

Mortgage loans on real estate                           4,735,397            4,393,082

Real estate                                               256,202              488,722

Policy loans                                            1,892,392            1,839,970

Other investments                                         401,826              431,964
                                                    -------------          -----------
Total Investments                                      35,578,384           37,929,473

Investment in unconsolidated affiliates                    25,825               18,811

Cash and invested cash                                  1,895,883            2,433,350

Property and equipment                                    203,753              174,762

Deferred acquisition costs                              2,800,290            1,964,366

Premiums and fees receivable                              259,630              246,203

Accrued investment income                                 533,183              528,500

Assets held in separate accounts                       53,654,223           43,408,858

Federal income taxes                                      345,010              204,075

Amounts recoverable from reinsurers                     3,954,345            3,127,093

Goodwill                                                1,423,039            1,484,343

Other intangible assets                                 1,746,499            1,848,442

Other assets                                              675,669              467,984
                                                    -------------          -----------
Total Assets                                         $103,095,733         $ 93,836,260

December 31                                     (000s omitted)                 1999             1998
----------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Insurance and Investment Contract Liabilities:

Insurance policy and claim reserves                                    $ 20,924,768     $ 20,139,982

Contractholder funds                                                     20,228,753       20,753,064

Liabilities related to separate accounts                                 53,654,223       43,408,858
                                                                      -------------      -----------
Total Insurance and Investment Contract Liabilities                      94,807,744       84,301,904

Short-term debt                                                             460,153          314,610

Long-term debt                                                              711,963          712,171

Company-obligated mandatorily redeemable preferred
securities of subsidiary trusts holding solely junior
subordinated debentures                                                     745,000          745,000

Other liabilities                                                         2,107,005        2,374,634
                                                                      -------------      -----------
Total Liabilities                                                        98,831,865       88,448,319

Shareholders' Equity:
Series A preferred stock - 10,000,000 shares authorized
(1999 liquidation value - $2,309)                                               948            1,083

Common stock - 800,000,000 shares authorized                              1,007,099          994,472

Retained earnings                                                         3,691,470        3,790,038

Accumulated Other Comprehensive Income (Loss):
Foreign currency translation adjustment                                      30,049           49,979
Net unrealized gain (loss) on securities available-for-sale                (465,698)         552,369
                                                                      -------------      -----------
Total Accumulated Other Comprehensive Income (Loss)                        (435,649)         602,348
                                                                      -------------      -----------
Total Shareholders' Equity                                                4,263,868        5,387,941
                                                                      -------------      -----------
Total Liabilities and Shareholders' Equity                             $103,095,733     $ 93,836,260

See notes to the consolidated financial statements on pages 44 through 76.

LINCOLN NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

                          (000s omitted except for
Year Ended December 31           per share amounts)             1999             1998             1997
------------------------------------------------------------------------------------------------------
Revenue:
Insurance premiums                                        $1,881,515       $1,620,629       $1,328,735
Insurance fees                                             1,537,605        1,274,569          832,153
Investment advisory fees                                     223,803          227,059          204,926
Net investment income                                      2,807,512        2,681,406        2,250,764
Equity in earnings of unconsolidated affiliates                5,797            3,336            2,081
Realized gain on investments                                   2,955           19,034          122,570
Other revenue and fees                                       344,513          261,030          157,250
                                                          ----------       ----------       ----------
Total Revenue                                              6,803,700        6,087,063        4,898,479

Benefits and Expenses:

Benefits                                                   3,805,024        3,328,865        3,191,733
Underwriting, acquisition,
insurance and other expenses                               2,295,015        1,943,749        1,579,341
Interest and debt expense                                    133,697          117,051           92,524
                                                          ----------       ----------       ----------
Total Benefits and Expenses                                6,233,736        5,389,665        4,863,598
                                                          ----------       ----------       ----------
Net Income from Continuing Operations
Before Federal Income Taxes                                  569,964          697,398           34,881

Federal Income Taxes                                         109,610          187,623           12,651
                                                          ----------       ----------       ----------
Net Income from Continuing Operations                        460,354          509,775           22,230

Discontinued Operations (net of income taxes):
Net income prior to disposal                                      --               --          134,886
Gain on disposal                                                  --               --          776,872
                                                          ----------       ----------       ----------
Net Income                                                $  460,354       $  509,775       $  933,988

Earnings Per Common Share-Basic (1):
Net Income from Continuing Operations                          $2.33            $2.54            $0.11
Discontinued Operations                                           --               --             4.45
                                                          ----------       ----------       ----------
Net Income                                                     $2.33            $2.54            $4.56

Earnings Per Common Share-Diluted (1):
Net Income from Continuing Operations                          $2.30            $2.51            $0.11
Discontinued Operations                                           --               --             4.38
                                                          ----------       ----------       ----------
Net Income                                                     $2.30            $2.51            $4.49
(1)	1998 and 1997 amounts have been restated to reflect the two-for-one stock split of LNC's common stock which was effective June, 1999.

See notes to the consolidated financial statements on pages 44 through 76.

LINCOLN NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31                 (000s omitted)                1999             1998             1997
-----------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net income                                                   $    460,354     $    509,775     $    933,988
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Deferred acquisition costs                                       (309,318)        (208,150)           1,754
Premiums and fees receivable                                      (14,817)           3,151           39,836
Accrued investment income                                          (4,683)        (101,555)          (5,426)
Policy liabilities and accruals                                   443,713        1,055,277          540,676
Contractholder funds                                              918,762          800,678          636,600
Amounts recoverable from reinsurers                              (316,982)        (775,064)         (22,252)
Federal income taxes                                               40,410         (205,198)         255,105
Equity in undistributed earnings of
unconsolidated affiliates                                          (5,797)          (1,636)          (2,081)
Provisions for depreciation                                        57,169           58,070           58,136
Amortization of goodwill and other intangible assets              167,173          137,508           82,396
Realized (gain) loss on investments                                (2,955)         (19,034)        (122,570)
Gain on sale of subsidiaries/discontinued operations                   --               --       (1,192,226)
Other                                                             202,294           (4,660)        (169,362)
                                                               ----------        ---------       ----------
Net Adjustments                                                 1,174,969          739,387          100,586
                                                               ----------        ---------       ----------
Net Cash Provided by Operating Activities                       1,635,323        1,249,162        1,034,574

Cash Flows from Investing Activities:
Securities-available-for-sale:
Purchases                                                      (6,255,493)     (11,780,821)     (10,740,292)
Sales                                                           4,210,498        9,278,969       10,098,697
Maturities                                                      2,279,680        1,987,506        1,461,390
Purchase of other investments                                  (1,948,818)      (2,922,984)      (2,128,852)
Sale or maturity of other investments                           1,812,079        1,865,874        2,039,783
Sale of subsidiary/blocks of business and
discontinued operations                                          (490,381)              --        2,650,000
Purchase of affiliates/business                                    11,086       (2,285,081)         (11,847)
Cash acquired from purchase of affiliates/business                     --        2,323,220               --
Increase (decrease) in cash collateral on
loaned securities                                                (485,792)         274,426          353,550
Other                                                            (271,992)        (434,889)         121,065
                                                               ----------       ----------       ----------
Net Cash Provided by (Used in) Investing Activities            (1,139,133)      (1,693,780)       3,843,494

Cash Flows from Financing Activities:
Decrease in long-term debt (includes payments and
transfers to short-term debt)                                        (476)         (99,977)        (116,942)
Issuance of long-term debt                                             --          299,198               --
Net increase in short-term debt                                   145,543           17,402          108,248
Issuance of preferred securities of subsidiary companies               --          430,000               --
Issuance costs related to FELINE PRIDES                                --          (14,834)              --
Universal life and investment contract deposits                 1,837,769        1,314,301          986,541
Universal life and investment contract withdrawals             (2,468,354)      (2,655,688)      (2,709,662)
Common stock issued for benefit plans                              48,014           48,747           33,199
Retirement of common stock                                       (377,719)         (46,871)        (327,585)
Dividends paid to shareholders                                   (218,434)        (209,016)        (201,927)
                                                               ----------       ----------       ----------
Net Cash Used in Financing Activities                          (1,033,657)        (916,738)      (2,228,128)
                                                               ----------       ----------       ----------
Net Increase (Decrease) in Cash and
Invested Cash                                                    (537,467)      (1,361,356)       2,649,940
Cash and Invested Cash at Beginning-of-Year                     2,433,350        3,794,706        1,144,766
                                                               ----------       ----------       ----------
Cash and Invested Cash at End-of-Year                          $1,895,883       $2,433,350       $3,794,706

See notes to the consolidated financial statements on pages 44 through 76.

LINCOLN NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                               (000s omitted except for
Year Ended December 31               per share amounts)        1999             1998             1997
-----------------------------------------------------------------------------------------------------
Series A Preferred Stock:
Balance at beginning-of-year                             $    1,083       $    1,153       $    1,212
Conversion into common stock                                   (135)             (70)             (59)
                                                         ----------       ----------       ----------
Balance at End-of-Year                                          948            1,083            1,153

Common Stock:
Balance at beginning-of-year                                994,472          966,461          904,331
Conversion of series A
preferred stock                                                 135               70               59
Issued for benefit plans                                     51,288           50,666           34,592
Shares forfeited under benefit
plans                                                        (3,274)          (1,919)          (1,393)
Issued for acquisition of
subsidiaries                                                  2,793               --           74,390
Retirement of common stock                                  (38,315)          (5,972)         (45,518)
Issuance costs related to
FELINE PRIDES                                                    --          (14,834)              --
                                                         ----------       ----------       ----------
Balance at End-of-Year                                    1,007,099          994,472          966,461

Retained Earnings:
Balance at beginning-of-year                              3,790,038        3,533,105        3,082,368
Comprehensive income (loss)                                (577,643)         629,927          934,139
Less other comprehensive income
(loss):
Foreign currency translation gain (loss), net               (19,930)           3,775          (20,250)
Net unrealized gain (loss) on securities
available-for-sale, net                                  (1,018,067)         116,377           20,401
                                                         ----------       ----------       ----------
Net Income                                                  460,354          509,775          933,988

Retirement of common stock                                 (339,404)         (40,919)        (279,808)
Dividends declared:
Series A, preferred ($3.00 per
share)                                                          (89)            (100)            (106)
Common (1) (1999-$1.115;
1998-$1.055; 1997-$0.995)                                  (219,429)        (211,823)        (203,337)
                                                         ----------       ----------       ----------
Balance at End-of-Year                                    3,691,470        3,790,038        3,533,105

Foreign Currency Translation
Adjustment:
Accumulated adjustment at
beginning-of-year                                            49,979           46,204           66,454
Change during the year                                      (19,930)           3,775          (20,250)
                                                         ----------       ----------       ----------
Balance at End-of-Year                                       30,049           49,979           46,204

Net Unrealized Gain (Loss) on
Securities
Available-for-Sale:
Balance at beginning-of-year                                552,369          435,992          415,591
Removal of discontinued
operations                                                       --               --         (176,603)
Other change during the year                             (1,018,067)         116,377          197,004
                                                         ----------       ----------       ----------
Balance at End-of-Year                                     (465,698)         552,369          435,992
                                                         ----------       ----------       ----------
Total Shareholders' Equity at
End-of-Year                                              $4,263,868       $5,387,941       $4,982,915

Year Ended December 31               (Number of Shares)        1999             1998(1)          1997(1)
------------------------------------------------------------------------------------------------------
Series A Preferred Stock:

Balance at beginning-of-year                                 32,959           35,091           36,885
Conversion into common stock                                 (4,102)          (2,132)          (1,794)
                                                      -------------      -----------        ---------
Balance at End-of-Year                                       28,857           32,959           35,091

Common Stock:

Balance at beginning-of-year                            202,111,174      201,718,956      207,317,150
Conversion of series A preferred stock                       65,632           34,112           28,704
Issued for benefit plans                                  1,026,130        1,651,554        1,518,660
Shares forfeited under benefit plans                       (100,933)         (46,886)         (43,982)
Issued for purchase of subsidiaries                          67,895               --        2,796,224
Retirement of common stock                               (7,675,000)      (1,246,562)      (9,897,800)
                                                      -------------      -----------        ---------
Balance Issued and Outstanding at End-of-Year           195,494,898      202,111,174      201,718,956

Common Stock at End-of-Year:

Assuming conversion of preferred stock                  195,956,610      202,638,518      202,280,412

Diluted basis                                           197,003,999      203,395,433      204,726,230
(1)	1998 and 1997 amounts have been restated to reflect the two-for-one stock split of LNC's common stock which was effective June, 1999.

See notes to the consolidated financial statements on pages 44 through 76.

LINCOLN NATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Basis of Presentation. The accompanying consolidated financial statements include Lincoln National Corporation ("LNC") and its majority-owned subsidiaries. Through subsidiary companies, LNC operates multiple insurance and investment management businesses divided into four business segments (see Note 9). The collective group of companies uses "Lincoln Financial Group" as its marketing identity. Less than majority-owned entities in which LNC has at least a 20% interest are reported on the equity basis. These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States.

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

Mortgage loans on real estate are carried at the outstanding principal balances less unamortized discounts. Investment real estate is carried at cost less accumulated depreciation. The cost for both mortgage loans on real estate and investment real estate is adjusted for declines in value that are other than temporary. Also, allowances for losses are established, as appropriate, for real estate holdings that are in the process of being sold. Real estate acquired through foreclosure proceedings is recorded at fair value on the settlement date which establishes a new cost basis. If a subsequent periodic review of a foreclosed property indicates the fair value, less estimated costs to sell, is lower than the carrying value at the settlement date, the carrying value is adjusted to the lower amount. Any changes to the reserves for mortgage loans on real estate and real estate are reported as realized gain (loss) on investments.

Policy loans are carried at aggregate unpaid balances.

Cash and invested cash are carried at cost and include all highly liquid debt instruments purchased with a maturity of three months or less.

Realized gain (loss) on investments is recognized in net income, net of associated amortization of deferred acquisition costs and investment expenses, using the specific identification method. Changes in the fair values of securities carried at fair value are reflected directly in shareholders' equity, after deductions for related adjustments for deferred acquisition costs and amounts required to satisfy policyholder commitments that would have been recorded had these securities been sold at their fair value, and after deferred taxes or credits to the extent deemed recoverable.

Realized gain (loss) on sale of subsidiaries, net of taxes, is recognized in net income. Realized gain (loss) on sale of minority interests in subsidiaries is reflected directly in shareholders' equity net of deferred taxes, if any.

Derivatives. For the years ended December 31, 1999, 1998 and 1997, LNC hedged certain portions of its exposure to interest rate fluctuations, the widening of bond yield spreads over comparable maturity U.S. Government obligations, credit risk, foreign exchange risk, commodity risk and fluctuations in certain stock indices by entering into derivative transactions. A description of LNC's accounting for its hedging of such risks is discussed in the following two paragraphs.

Derivative balances are carried in other investments. The premiums paid for interest rate caps and swaptions are deferred and amortized to net investment income on a straight-line basis over the term of the respective derivative. Interest rate caps that hedge interest credited on fixed annuity liabilities are carried at amortized cost. Any settlement received in accordance with the terms of the interest rate caps is also recorded as net investment income. Realized gain (loss) from the termination of the interest rate caps is included in net income. Swaptions, put options, spread-lock agreements, interest rate swaps, commodity swaps and financial futures that hedge fixed maturity securities available-for-sale are carried at fair value. The change in fair value is reflected directly in shareholders' equity. Settlements on interest rate swaps and commodity swaps are recognized in net investment income. Realized gain (loss) from the termination of swaptions, put options, spread-lock agreements, interest rate swaps, commodity swaps and financial futures are deferred and amortized over the life of the hedged assets as an adjustment to the yield. Over-the-counter call options which hedge liabilities tied to certain stock indices are carried at fair value. The change in fair value is reflected directly in net income. Settlements received and gain (loss) realized upon termination of these call options is included in net income. Foreign exchange forward contracts, foreign currency options and foreign currency swaps, which hedge some of the foreign exchange risk of investments in fixed maturity securities denominated in foreign currencies, are carried at fair value. The change in fair value is included in shareholders' equity. Settlements received and realized gain (loss) from the termination of such derivatives is included in net income.

Hedge accounting is applied as indicated above after LNC determines that the items to be hedged expose LNC to interest rate fluctuations, the widening of bond yield spreads over comparable maturity U.S. Government obligations, fluctuations in certain stock indices or foreign exchange risk. Moreover, the derivatives used to hedge these exposures are designated as hedges and reduce the indicated risk by demonstrating a high correlation between changes in the value of the derivatives and the items being hedged at both the inception of the hedge and throughout the hedge period. Should such criteria not be met or if the hedged items have been sold, terminated or matured, the change in value of the derivatives is included in net income.

Loaned Securities. Securities loaned are treated as collateralized financing transactions and a liability is recorded equal to the cash collateral received which is typically greater than the market value of the related securities loaned. In other instances, LNC will hold as collateral securities with a market value at least equal to the securities loaned. Securities held as collateral are not recorded in LNC's balance sheet in accordance with accounting guidance for secured borrowings and collateral. LNC's agreements with third parties generally contain contractual provisions to allow for additional collateral to be obtained when necessary. LNC values collateral daily and obtains additional collateral when deemed appropriate.

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

Investment Advisory Fees. As specified in the investment advisory agreements with the mutual funds, fees are determined and recognized as revenues monthly, based on the average daily net assets of the mutual funds managed. Investment advisory contracts generally provide for the determination and payment of advisory fees based on market values of managed portfolios at the end of a calendar month or quarter. Investment management and advisory contracts typically are renewable annually with cancellation clauses ranging up to 90 days.

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

Deferred Acquisition Costs. Commissions and other costs of acquiring universal life insurance, variable universal life insurance, unit-linked products, traditional life insurance, annuities and group health insurance which vary with and are primarily related to the production of new business, have been deferred to the extent recoverable. Acquisition costs for universal and variable universal life insurance policies and unit-linked products are amortized over the lives of the policies in relation to the incidence of estimated gross profits from surrender charges and investment, mortality, expense margins and actual realized gain (loss) on investments. That amortization is adjusted retrospectively when estimates of current or future gross profits to be realized from a group of products are revised. Traditional life acquisition costs are being amortized over periods of 10 to 30 years on either a straight-line basis or as a level percent of premium of the related policies depending on the block of business. Annuity acquisition costs are amortized over a period of 15 years for more recently issued policies, and over the surrender charge period for all other policies. For all policies, amortization is based on assumptions consistent with those used in the development of the underlying policy form adjusted for emerging experience.

Benefits and Expenses. Benefits and expenses for universal life-type and other interest-sensitive life insurance products include interest credited to policy account balances and benefit claims incurred during the period in excess of policy account balances. Interest crediting rates associated with funds invested in the general account of LNC's insurance subsidiaries during 1997 through 1999 ranged from 4.50% to 7.50%. For traditional life, group health and disability income products, benefits and expenses, other than deferred acquisition costs, are recognized when incurred in a manner consistent with the related premium recognition policies.

Interest and debt expense includes interest on company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely junior subordinated debentures.

Goodwill and Other Intangible Assets. Goodwill, as measured by the excess of the cost of acquired subsidiaries or businesses over the fair value of net assets acquired, is amortized using the straight-line method over periods of 20 to 40 years in accordance with the benefits expected to be derived from the acquisitions.

Insurance businesses typically produce ongoing profit streams from expected new business generation that extend significantly beyond the maximum 40-year period allowed for goodwill amortization. Accordingly, for acquired insurance businesses where financial modeling indicates that anticipated new business benefits will extend for 40 years or longer, goodwill is amortized over a 40-year period.

Other intangible assets for acquired insurance businesses consist of the value of existing blocks of business (referred to as the "present value of future profits"). The present value of future profits is amortized over the expected lives of the block of insurance business in relation to the incidence of estimated profits expected to be generated on investment type products acquired, (i.e. variable products) and over the premium paying period for insurance products acquired, (i.e. traditional life insurance products). Amortization is based upon assumptions used in pricing the acquisition of the block of business and is adjusted for emerging experience. Accordingly, amortization periods and methods of amortization for present value of future profits vary depending upon the particular characteristics of the underlying blocks of acquired insurance business.

Goodwill relating to acquisitions of investment management subsidiaries is amortized on a straight-line method, over a 25 year period. Other intangible assets relating to these acquisitions include institutional customer relationships, covenants not to compete and mutual fund customer relationships. These assets are amortized on a straight-line basis over periods ranging from 6 to 15 years depending upon the characteristics of the particular underlying relationships for the intangible asset.

The carrying values of goodwill and other intangible assets are reviewed periodically for indicators of impairment in value and are adjusted as necessary.

Insurance and Investment Contract Liabilities. The liabilities for future policy and claim reserves for universal and variable universal life insurance policies consist of policy account balances that accrue to the benefit of the policyholders, excluding surrender charges. The liabilities for future insurance policy and claim reserves for traditional life policies are computed using assumptions for investment yields, mortality and withdrawals based principally on generally accepted actuarial methods and assumptions at the time of policy issue. Interest assumptions for traditional direct individual life reserves for all policies range from 2.25% to 7.50% depending on the time of policy issue. Interest rate assumptions for reinsurance reserves range from 5.0% to 11.0% graded to a range of 5.5% to 8.0% after a minimum of 20 years. The interest assumptions for immediate and deferred paid-up annuities range from 2.25% to 14.50%.

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

Earnings per Share. Basic earnings per share is computed by dividing earnings available to common shareholders by the average common shares outstanding. Diluted earnings per share is computed assuming the conversion or exercise of dilutive convertible preferred securities, non-vested stock, stock options and deferred compensation shares outstanding during the year.

Reclassifications. Certain amounts reported in prior years' consolidated financial statements have been reclassified to conform with the presentation adopted in the current year. These reclassifications have no effect on net income or shareholders' equity of the prior years.

2. Changes in Estimates and Changes in Accounting Principles

Change in Estimate for Disability Income Reserve. During the second quarter of 1997, LNC conducted an in-depth review of loss experience on its disability income business. As a result of this study, the reserve level was deemed to be inadequate to meet future obligations if current incidence levels were to continue in the future. In order to address this situation, LNC's Reinsurance segment strengthened its disability income reserve by $92.8 million, wrote-off deferred acquisition costs of $71.1 million and reduced related assets by $36.1 million. Combined these actions reduced net income in the second quarter of 1997 by $130.0 million or $0.62 per share ($200.0 million pre-tax).

Change in Estimate for United Kingdom Pension Mis-selling. During the fourth quarter of 1997, an in-depth review was completed of the UK regulatory environment, settlements to date and the remaining liability established to settle claims associated with this business. As a result of this study, the Lincoln UK segment strengthened its reserve by $199.4 million reducing net income in the fourth quarter of 1997 by $174.9 million after-tax or $0.85 per share.

During the fourth quarter of 1999, LNC recorded a charge of $126.1 million after-tax or $0.64 per share ($194.0 million pre-tax) to further strengthen its reserve for pension mis-selling in the UK. The additional reserve strengthening was made following: 1) the mandate issued by the Financial Services Authority, the UK regulating body, for the use of more up to date mortality rates in determining redress and reduced interest rate assumptions to be used in calculating redress, thereby causing the amount of redress to increase and 2) the change to guidance that would have allowed a simplified process for the calculation and payment of redress for certain policy groups and the inclusion of redress relating to additional voluntary contributions made to pension plans by individuals, retroactive to 1988.

Change in Estimate for Personal Accident Programs. During the fourth quarter of 1997, an in-depth review was completed of certain excess-of-loss personal accident reinsurance programs written by LNC's Reinsurance segment. Based on a concern that these programs were generating claims substantially in excess of expectations, an investigation and audit was conducted covering all such programs. While LNC continues to investigate the manner in which these programs were designed and all legal remedies available, it was determined that the incurred but not reported reserve liability related to this business should be strengthened. Accordingly, a charge of $175.0 million ($113.7 million after-tax or $0.55 per share) was taken in the fourth quarter of 1997.

During the fourth quarter of 1999, LNC's Reinsurance segment conducted an in-depth review of its exposure related to its participation in workers' compensation carve-out (i.e., life and health risks associated with workers' compensation coverage) programs managed by Unicover Managers, Inc. As a result of this review as well as settlement proceedings conducted to resolve this issue, LNC took a net charge of $40.4 million after-tax or $0.20 per share ($62.2 million pre-tax) in the fourth quarter of 1999.

Change in Estimate for HMO Excess-of-Loss Reinsurance Programs. During the third quarter of 1999, reported claims experience for certain HMO excess-of-loss reinsurance programs deteriorated causing loss ratios to significantly exceed pricing assumptions. The unfavorable loss ratio development related primarily to business written in 1998 and 1997. Time lags in the reporting of claims experience to Lincoln Re by clients and larger than anticipated costs for prescription drugs were significant factors that led to losses exceeding pricing assumptions. As a result of these developments, the reserve level for these programs was deemed inadequate to meet future obligations. Consequently, Lincoln Re took a charge in the third quarter of 1999 of $25.0 million after-tax or $0.12 per share ($38.5 million pre-tax) to strengthen reserves for claims on the HMO excess-of-loss reinsurance programs.

Accounting for Derivative Instruments and Hedging Activities. In June 1998, the Financial Accounting Standards Board ("FASB"), issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). In July 1999, the FASB issued Statement of Financial Accounting Standard No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" ("FAS 137"), which delays the effective date of FAS 133 one year (i.e., adoption required no later than the first quarter of 2001). Due to the complexity of FAS 133 and the uncertainty of authoritative guidance of several issues including assessing the effectiveness of a hedge, LNC has not been able to finalize the analysis necessary to provide a reliable estimate of the effects of implementing the Standard. Management is in the process of evaluating the various hedge programs and will finalize the analysis when authoritative guidance becomes available. Because these ongoing changes to implementation guidance have required LNC to re-assess several complex implementation decisions, it is not likely that LNC will adopt the standard prior to the first quarter of 2001.

Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. On January 1, 1999, LNC implemented the Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 defines internal use software and when the costs associated with internal use software should be capitalized. The implementation did not have a material impact on LNC's consolidated financial statements.

3. Investments

The amortized cost, gross unrealized gains and losses, and fair value of securities available-for-sale are as follows:

                                                    Amortized                                               Fair
December 31             (in millions)                    Cost            Gains           Losses            Value
----------------------------------------------------------------------------------------------------------------
1999:
Corporate bonds                                     $21,760.2         $  272.3        $  (913.0)       $21,119.5
U.S. Government bonds                                   552.5             29.8            (44.0)           538.3
Foreign government bonds                              1,383.8             88.1            (24.5)         1,447.4
Asset and mortgage-backed securities:
Mortgage pass-through securities                      1,043.9              6.8            (31.4)         1,019.3
Collateralized mortgage obligations                   2,015.0             39.1            (46.6)         2,007.5
Other asset-backed securities                         1,415.7             14.7            (53.2)         1,377.2
State and municipal bonds                                15.3               --             (0.6)            14.7
Redeemable preferred stocks                             170.7              2.8             (8.8)           164.7
                                                    ---------         --------        ---------        ---------
Total fixed maturity securities                      28,357.1            453.6         (1,122.1)        27,688.6
Equity securities                                       481.5            151.4            (28.9)           604.0
                                                    ---------         --------        ---------        ---------
Total                                               $28,838.6         $  605.0        $(1,151.0)       $28,292.6

1998:
Corporate bonds                                     $21,289.6         $1,350.2        $  (134.6)       $22,505.2
U.S. Government bonds                                 1,043.9             94.3             (3.6)         1,134.6
Foreign government bonds                              1,240.1            127.5            (46.4)         1,321.2
Asset and mortgage-backed securities:
Mortgage pass-through securities                      1,176.6             34.6             (0.9)         1,210.3
Collateralized mortgage obligations                   2,532.9            120.7             (5.4)         2,648.2
Other asset-backed securities                         1,170.0             54.1             (2.1)         1,222.0
State and municipal bonds                                15.9              0.9               --             16.8
Redeemable preferred stocks                             170.6              7.4             (3.4)           174.6
                                                    ---------         --------        ---------        ---------
Total fixed maturity securities                      28,639.6          1,789.7           (196.4)        30,232.9
Equity securities                                       436.7            141.2            (35.1)           542.8
                                                    ---------         --------        ---------        ---------
Total                                               $29,076.3         $1,930.9        $  (231.5)       $30,775.7

Future maturities of fixed maturity securities available-for-sale are as follows:

                                                    Amortized             Fair
December 31, 1999                 (in millions)          Cost            Value
------------------------------------------------------------------------------
Due in one year or less                                $871.7           $871.5
Due after one year through five years                 5,506.4          5,452.7
Due after five years through ten years                8,365.3          8,093.0
Due after ten years                                   9,139.1          8,867.4
                                                    ---------        ---------
Subtotal                                             23,882.5         23,284.6
Asset and mortgage-backed securities                  4,474.6          4,404.0
                                                    ---------        ---------
Total                                               $28,357.1        $27,688.6

The foregoing data is based on stated maturities. Actual maturities will differ in some cases because borrowers may have the right to call or pre-pay obligations.

Par value, amortized cost and estimated fair value of investments in asset and mortgage-backed securities summarized by interest rates of the underlying collateral are as follows:

                                                          Par        Amortized             Fair
December 31, 1999              (in millions)            Value             Cost            Value
-----------------------------------------------------------------------------------------------
Below 7%                                               $890.8           $341.7           $338.8
7% - 8%                                               2,454.8          2,438.4          2,349.7
8% - 9%                                               1,117.8          1,082.0          1,082.3
Above 9%                                                622.6            612.5            633.2
                                                     --------         --------        ---------
Total                                                $5,086.0         $4,474.6         $4,404.0

The quality ratings for fixed maturity securities available-for-sale are as follows:

December 31                                              1999
-------------------------------------------------------------
Treasuries and AAA                                       22.8%
AA                                                        7.0
A                                                        29.8
BBB                                                      32.5
BB                                                        4.9
Less than BB                                              3.0
                                                -------------
                                                        100.0%

The major categories of net investment income are as follows:

Year Ended December 31           (in millions)           1999             1998             1997
-----------------------------------------------------------------------------------------------
Fixed maturity securities                            $2,232.9         $2,065.8         $1,832.1
Equity securities                                        20.1             22.9             19.2
Mortgage loans on real estate                           369.2            383.6            279.2
Real estate                                              64.1             86.8             99.4
Policy loans                                            116.5             99.5             44.5
Invested cash                                           110.2            156.7            102.4
Other investments                                        51.8             88.4             20.6
                                                     --------         --------         --------
Investment revenue                                    2,964.8          2,903.7          2,397.4
Investment expense                                      157.3            222.3            146.6
                                                     --------         --------         --------
Net investment income                                $2,807.5         $2,681.4         $2,250.8

The realized gain (loss) on investments is as follows:

Year Ended December 31               (in millions)       1999             1998             1997
-----------------------------------------------------------------------------------------------
Fixed maturity securities available-for-sale:
Gross gain                                             $129.1           $211.7           $240.0
Gross loss                                             (251.7)          (211.2)           (91.5)
Equity securities available-for-sale:
Gross gain                                               97.0            107.8            136.8
Gross loss                                              (36.5)           (50.4)           (41.8)
Other investments                                        49.3             11.9            (32.3)
Associated amortization of deferred acquisition
costs, provision for policyholder commitments
and investment expenses                                  15.8            (50.8)           (88.6)
                                                       ------           ------           ------
Total                                                  $  3.0           $ 19.0           $122.6

Provisions (credits) for write-downs and net changes in allowances for loss, which are included in the realized gain (loss) on investments shown above, are as follows:

Year Ended December 31                (in millions)      1999             1998             1997
-----------------------------------------------------------------------------------------------
Fixed maturity securities                               $17.2            $60.0          $  13.1
Equity securities                                        (4.4)             3.4              0.3
Mortgage loans on real estate                            (0.1)            (0.2)            (8.9)
Real estate                                                --             (7.2)           (13.6)
Other long-term investments                              (7.6)             5.4             (6.5)
Guarantees                                                 --             (0.5)              --
                                                        -----            -----          -------
Total                                                   $ 5.1            $60.9          $(15.6)

The change in unrealized appreciation (depreciation) on investments in fixed maturity and equity securities available-for-sale is as follows:

Year Ended December 31         (in millions)             1999             1998             1997
-----------------------------------------------------------------------------------------------
Fixed maturity securities                           $(2,261.8)          $152.9           $549.0
Equity securities                                        16.4            (37.1)            20.2
                                                    ---------           ------           ------
Total                                               $(2,245.4)          $115.8           $569.2

During the second quarter of 1998, LNC purchased three bonds issued with offsetting interest rate characteristics. Subsequent to the purchase of these bonds, interest rates increased and the value of one of these bonds decreased. This bond was sold at the end of the second quarter 1998 and a realized loss of $28.8 million ($18.7 million after-tax) was recorded. The other two bonds are still owned by LNC and are producing net investment income on an annual basis of $9.9 million ($6.4 million after-tax). Subsequent to these transactions being recorded, the Emerging Issues Task Force of the Financial Accounting Standards Board reached consensus with regard to accounting for this type of investment strategy. LNC is not required to apply the new accounting rules, however, if such rules were applied, the realized loss on the sale of $28.8 million ($18.7 million after-tax) on one of these bonds recorded at the end of the second quarter of 1998 would be reduced to $8.8 million ($5.7 million after-tax) and the difference would be applied as a change in the carrying amount of the two bonds that remain in LNC's portfolio. Also, net investment income for the year ended December 31, 1999 and 1998 would be less than reported by $2.3 million ($1.5 million after-tax) and $1.9 million ($1.2 million after-tax), respectively.

The balance sheet captions, "Real Estate" and "Property and Equipment," are shown net of allowances for depreciation as follows:

December 31                  (in millions)               1999             1998
------------------------------------------------------------------------------
Real estate                                             $40.3            $51.0
Property and equipment                                  238.1            222.1

Mortgage loans on real estate which are primarily held in the Life Insurance and Annuities segment are considered impaired when, based on current information and events, it is probable that LNC will be unable to collect all amounts due according to the contractual terms of the loan agreement. When LNC determines that a loan is impaired, the cost is adjusted or a provision for loss is established equal to the difference between the initial cost of the mortgage loan and the estimated value. Estimated value is based on: 1) the present value of expected future cash flows discounted at the loan's effective interest rate; 2) the loan's observable market price; or 3) the fair value of the collateral. The provision for losses is reported as realized gain (loss) on investments. Mortgage loans deemed to be uncollectible are charged against the allowance for losses and subsequent recoveries, if any, are credited to the allowance for losses.

The allowance for losses is maintained at a level believed adequate by management to absorb estimated probable credit losses. Management's periodic evaluation of the adequacy of the allowance for losses is based on LNC's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of the underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective, as it requires estimating the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change.

Impaired mortgage loans along with the related allowance for losses are as follows:

December 31                   (in millions)              1999             1998
------------------------------------------------------------------------------
Impaired loans with allowance for losses                $35.1            $37.0
Allowance for losses                                     (4.7)            (4.8)
Impaired loans with no allowance for losses                --              2.2
                                                        -----            -----
Net impaired loans                                      $30.4            $34.4

Impaired mortgage loans with no allowance for losses are a result of: 1) direct write-downs; or 2) collateral dependent loans where the fair value of the collateral is greater than the recorded investment in the loan.

A reconciliation of the mortgage loan allowance for losses for these impaired mortgage loans is as follows:

Year Ended December 31               (in millions)       1999             1998             1997
-----------------------------------------------------------------------------------------------
Balance at beginning-of-year                             $4.8             $5.0            $12.4
Provisions for losses                                     0.8              0.7              0.8
Releases due to principal paydowns                       (0.9)            (0.9)            (4.8)
Releases due to foreclosures                               --               --             (3.4)
                                                         ----             ----            -----
Balance at end-of-year                                   $4.7             $4.8            $ 5.0

The average recorded investment in impaired mortgage loans and the interest income recognized on impaired mortgage loans were as follows:

Year Ended December 31            (in millions)          1999             1998             1997
-----------------------------------------------------------------------------------------------
Average recorded investment in impaired loans           $29.6            $33.4            $74.9
Interest income recognized on impaired loans              2.9              3.5              7.0

All interest income on impaired mortgage loans was recognized on the cash basis of income recognition.

As of December 31, 1999 and 1998, LNC had restructured mortgage loans of $3.3 million and $32.0 million, respectively. LNC recorded $0.3 million and $3.1 million of interest income on these restructured mortgage loans in 1999 and 1998, respectively. Interest income in the amount of $0.4 million and $3.2 million would have been recorded on these mortgage loans according to their original terms in 1999 and 1998, respectively. As of December 31, 1999 and December 31, 1998, LNC had no outstanding commitments to lend funds on restructured mortgage loans.

An investment in real estate is considered impaired when the projected undiscounted cash flow from the investment is less than the carrying value. When LNC determines that an investment in real estate is impaired, it is written-down to reduce the carrying value to the estimated value.

As of December 31, 1999, LNC's investment commitments for fixed maturity securities (primarily private placements), mortgage loans on real estate and real estate were $619.9 million. This includes $175.5 million of standby commitments to purchase real estate upon completion and leasing.

For the year ended December 31, 1999, fixed maturity securities available-for-sale, mortgage loans on real estate and real estate investments which were non-income producing were not significant.

The cost information for mortgage loans on real estate, real estate and other long-term investments is net of allowances for losses. The balance sheet account for other liabilities includes a reserve for guarantees of third-party debt. The amount of allowances and reserves for such items is as follows:

December 31                   (in millions)              1999             1998
------------------------------------------------------------------------------
Mortgage loans on real estate                            $4.7             $4.8
Real estate                                                --               --
Guarantees                                                0.3              0.3

4. Federal Income Taxes

The Federal income tax expense (benefit) is as follows:

Year Ended December 31 (in millions)                    1999             1998             1997
-----------------------------------------------------------------------------------------------
Current                                                $(55.5)          $(37.0)          $137.4
Deferred                                                165.1            224.6           (124.7)
                                                       ------           ------           ------
Total for continuing operations                        $109.6           $187.6           $ 12.7

The effective tax rate on pre-tax income is lower than the prevailing corporate Federal income tax rate. A reconciliation of this difference is as follows:

Year Ended December 31            (in millions)          1999             1998             1997
-----------------------------------------------------------------------------------------------
Tax rate times pre-tax income
from continuing operations                             $199.5           $244.1            $12.2
Effect of:
Tax-preferred investment income                         (47.7)           (51.1)           (34.8)
Change in valuation allowance                           (38.2)            (5.3)            43.5
Other items                                              (4.0)            (0.1)            (8.2)
                                                       ------           ------            -----
Provision for income taxes                             $109.6           $187.6            $12.7
Effective tax rate                                        19%              27%              36%

The Federal income tax recoverable asset (liability) is as follows:

December 31            (in millions)                     1999             1998
------------------------------------------------------------------------------
Current                                                $ 15.4           $ (6.3)
Deferred                                                329.6            210.4
                                                       ------           ------
Total Federal income tax asset                         $345.0           $204.1

Significant components of LNC's net deferred tax asset are as follows:

December 31                     (in millions)                          1999             1998
--------------------------------------------------------------------------------------------
Deferred tax assets:
Insurance and investment contract liabilities                      $1,252.8         $1,386.3
Net operating loss                                                    186.7            103.1
Postretirement benefits other than pensions                            46.5             39.9
Compensation related                                                   74.4             48.7
Net unrealized loss on securities available-for-sale                  232.3               --
Other                                                                  76.2             98.6
                                                                   --------         --------
Total deferred tax assets                                           1,868.9          1,676.6
Valuation allowance for deferred tax assets                           229.0             38.2
                                                                   --------         --------
Net deferred tax assets                                             1,639.9          1,638.4
Deferred tax liabilities:
Deferred acquisition costs                                            572.3            214.9
Premiums and fees receivable                                           23.4             11.6
Investments related                                                    66.2             24.8
Net unrealized gain on securities available-for-sale                     --            542.0
Present value of business in-force                                    473.7            625.9
Other                                                                 174.7              8.8
                                                                   --------         --------
Total deferred tax liabilities                                      1,310.3          1,428.0
                                                                   --------         --------
Net deferred tax asset                                             $  329.6         $  210.4

Cash paid for Federal income taxes in 1999, 1998 and 1997 was $70.6 million, $379.6 million and $158.0 million, respectively.

LNC is required to establish a valuation allowance for any portion of its deferred tax assets which are unlikely to be realized. At December 31, 1999, $ 232.3 million of gross deferred tax assets relating to net unrealized capital losses on fixed maturity and equity securities available-for-sale were recorded in shareholders' equity. In evaluating whether a tax valuation allowance is necessary to reduce these gross deferred tax assets to a level that is more likely than not to be realized, LNC considered the federal income tax restrictions on the use of corporate capital losses. Under the corporate income tax rules, capital losses may only be used to offset capital gains. A three-year carryback and a five-year carryforward of unused capital losses to offset capital gains generated within these years are also permitted. Due to these restrictions, LNC determined that a valuation allowance of $229 million was necessary. This valuation allowance was established in shareholders' equity at December 31, 1999. With this exception for the gross deferred tax assets relating to unrealized capital losses on available-for-sale securities, management believes it is more likely than not that LNC will realize the benefit of all other gross deferred tax assets.

At December 31, 1998, LNC held a $38.2 million tax valuation allowance relating to the Lincoln UK segment. When LNC management announced its intention to explore exiting the UK insurance market, LNC was required to change its method of accounting for Lincoln UK's taxes. Previously, taxes were computed based upon LNC's intention to permanently reinvest earnings in the UK subsidiaries. Under this approach, Lincoln UK was unable to recognize UK tax benefits for a portion of the pension mis-selling losses recorded in 1997 since UK tax law restricted the use of these losses. However, when the decision was made in the fourth quarter of 1999 that earnings would no longer be permanently reinvested, U.S. tax rules rather than UK tax rules became the primary factor in determining the overall deferred taxes for the segment. LNC was required to adjust the level of deferred taxes based upon U.S. tax rules, under the new operating assumption that earnings from Lincoln UK will ultimately be repatriated to LNC. Accordingly, LNC eliminated the $38.2 million valuation allowance and reduced its deferred tax liabilities by another $3.9 million in the fourth quarter of 1999. A tax benefit of $42.1 million was reported by LNC in the fourth quarter relating to these matters.

At December 31, 1999, LNC had net operating losses for Federal income tax purposes of: $374.2 million for foreign life reinsurance companies that expire in years 2007 through 2014; $79.1 million for Delaware Management Holdings, Inc. ("Delaware") that expire in years 2003 through 2008 and $80.4 million for Lincoln Life & Annuity Company of New York ("Lincoln Life New York") that expire in the year 2013. The majority of these tax net operating loss carryovers relate to LNC's foreign life reinsurance operations. These companies will utilize their respective tax net operating losses as the reinsurance business on their books runs off. Thus, although these net operating losses are generally subject to limitations that require the companies generating the loss to have future taxable income, LNC has determined that it is more likely than not that these net operating losses will be fully utilized within the allowable carryforward period. Because the Delaware and Lincoln Life New York net operating losses can be used in future consolidated tax returns with LNC, management also concluded that it is more likely than not that these net operating losses will also be fully utilized within the allowable carryforward period.

Under prior Federal income tax law, one-half of the excess of a life insurance company's income from operations over its taxable investment income was not taxed, but was set aside in a special tax account designated as "Policyholders' Surplus". At December 31, 1999, LNC has approximately $196.0 million of untaxed "Policyholders' Surplus" on which no payment of Federal income taxes will be required unless it is distributed as a dividend, or under other specified conditions. Barring the passage of unfavorable tax legislation, LNC does not believe that any significant portion of the account will be taxed in the foreseeable future. Accordingly, no deferred tax liability has been recognized relating to LNC's Policyholders' Surplus balance. If the entire Policyholders' Surplus balance became taxable at the current Federal rate, the tax would be approximately $68.6 million.

5. Supplemental Financial Data

Reinsurance transactions included in the income statement captions, "Insurance Premiums" and "Insurance Fees", are as follows:

Year Ended December 31         (in millions)             1999             1998             1997
-----------------------------------------------------------------------------------------------
Insurance assumed                                    $1,509.3         $1,259.8         $1,079.1
Insurance ceded                                         621.0            695.4            315.0
                                                     --------         --------         --------
Net reinsurance premiums                             $  888.3         $  564.4         $  764.1

The income statement caption, "Benefits", is net of reinsurance recoveries of $0.825 billion; $1.057 billion and $0.393 billion for the years ended December 31, 1999, 1998 and 1997, respectively.

Details underlying the income statement caption, "Underwriting, Acquisition, Insurance and Other Expenses", are as follows:

Year Ended December 31               (in millions)       1999             1998             1997
-----------------------------------------------------------------------------------------------
Commissions                                          $  961.0         $  740.1         $  575.3
Other volume related expenses                           205.5            150.7             72.8
Operating and administrative expenses                 1,156.9            995.8            832.5
Deferred acquisition costs net of amortization         (309.3)          (208.2)             1.8
Restructuring charges                                    27.3             52.8               --
Other                                                   253.6            212.5             96.9
                                                     --------         --------         --------
Total                                                $2,295.0         $1,943.7         $1,579.3

The income statement caption, "Underwriting, Acquisition, Insurance and Other Expenses", includes amortization of deferred acquisition costs of $307.3 million; $403.9 million and $388.4 million for the years ended December 31, 1999, 1998 and 1997, respectively. An additional $26.9 million; $(34.5) million and $(78.2) million of deferred acquisition costs was restored (amortized) and netted against "Realized Gain (Loss) on Investments" for the years ended December 31, 1999, 1998 and 1997, respectively.

A reconciliation of the present value of insurance business acquired included in other intangible assets is as follows:

December 31                     (in millions)                   1999             1998             1997
------------------------------------------------------------------------------------------------------
Balance at beginning of year                                $1,753.3           $501.3           $602.4
Adjustments to balance                                           3.4          1,323.2             22.0
Interest accrued on unamortized balance
(Interest rates range from 5% to 7%)                            69.9             44.4             36.9
Balance sheet reclassifications related to Lincoln UK             --               --            (94.8)
Amortization                                                  (163.7)          (117.4)           (48.1)
Foreign exchange adjustment                                     (8.7)             1.8            (17.1)
                                                            --------         --------           ------
Balance at end-of-year                                       1,654.2          1,753.3            501.3
Other intangible assets (non-insurance)                         92.3             95.1            112.6
                                                            --------         --------           ------
Total other intangible assets at end-of-year                $1,746.5         $1,848.4           $613.9

Future estimated amortization of insurance business acquired net of interest on unamortized balance for LNC's insurance subsidiaries is as follows (in millions):

2000 - $89.6                 2002 - $88.1                    2004 - $81.5
 2001 - 88.3                  2003 - 84.7            Thereafter - 1,222.0

Details underlying the balance sheet caption, "Contractholder Funds", are as follows:

December 31                 (in millions)                1999             1998
------------------------------------------------------------------------------
Premium deposit funds                               $19,624.1        $20,171.9
Undistributed earnings on participating business        132.0            142.8
Other                                                   472.7            438.4
                                                    ---------        ---------
Total                                               $20,228.8        $20,753.1

Details underlying the balance sheet captions related to total debt are as follows:

December 31                              (in millions)                           1999             1998
------------------------------------------------------------------------------------------------------
Short-term debt:
Commercial paper                                                             $  414.0         $  214.4
Other short-term notes                                                           45.6               --
Current portion of long-term debt                                                 0.5            100.2
                                                                             --------         --------
Total short-term debt                                                           460.1            314.6

Long-term debt less current portion:
7.625% notes payable, due 2002                                                   99.9             99.8
7.250% notes payable, due 2005                                                  191.8            191.6
6.500% notes payable, due 2008                                                  100.2            100.2
7% notes payable, due 2018                                                      200.3            200.3
9.125% notes payable, due 2024                                                  119.8            119.8
Mortgages and other notes payable                                                  --              0.5
                                                                             --------         --------
Total long-term debt                                                            712.0            712.2

Company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely junior subordinated debentures:
8.75% Quarterly Income Preferred Securities                                     215.0            215.0
8.35% Trust Originated Preferred Securities                                     100.0            100.0
7.40% Trust Originated Preferred Securities                                     200.0            200.0
7.75% FELINE PRIDES                                                             230.0            230.0
                                                                             --------         --------
Total                                                                           745.0            745.0
                                                                             --------         --------
Total Debt                                                                   $1,917.1         $1,771.8

The combined U.S. and U.K. commercial paper outstanding at December 31, 1999 and 1998, had a blended weighted average interest rate of approximately 5.77% and 6.67%, respectively.

Future maturities of long-term debt are as follows (in millions):

2000 - $0.5                 2002 - $100.0                      2004 - $  --
2001 -   --                 2003 -     --                Thereafter - 613.0

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

In April 1998, LNC filed a shelf registration with the Securities and Exchange Commission, that would allow LNC to offer and sell up to $1.3 billion of various securities, including regular debt, preferred stock, common stock or hybrid securities. This filing included an aggregate of $300 million from a previous filing that had not been utilized. In conjunction with this shelf registration, three additional subsidiaries were added (Lincoln National Capital IV, V and VI) to accommodate the issuance of additional preferred securities. The purpose and terms of these new subsidiaries essentially parallel Lincoln National Capital I, II and III.

In July 1996, Lincoln National Capital I issued 8,600,000 shares or $215 million, 8.75% Quarterly Income Preferred Securities ("QUIPS"). In August 1996, Lincoln National Capital II issued 4,000,000 shares or $100 million, 8.35% Trust Originated Preferred Securities ("TOPrS"). Both issues mature in 2026 at $25 per share and are redeemable in whole or in part at LNC's option any time after 2001. In March 1998, LNC issued notes of 1) $100 million, 6.5% due 2008 and 2) $200 million, 7% due 2018. In July 1998, Lincoln National Capital III issued 8,000,000 shares or $200 million of 7.4% TOPrS which mature in 2028 at $25 per share and are redeemable in whole or in part at LNC's option anytime after July 2003. In August 1998, Lincoln National Capital IV issued 9,200,000 shares or $230 million of 7.75% FELINE PRIDES (service mark of Merrill Lynch & Co. Inc.). The purchasers of such securities were also provided stock purchase contract agreements that indicate they will receive a specified amount of LNC common stock on or before the August 2001 maturity date of the FELINE PRIDES. A portion of the issuance costs associated with this offering along with the present value of the payments associated with the stock purchase agreements were charged to the common stock line within shareholders' equity. In December 1998, LNC filed a shelf registration with the Securities Exchange Commission that combines unused portions of the April 1998 registration ($640 million) and the May 1996 registration ($185 million) resulting in an active shelf registration allowing LNC to sell up to an additional $825 million of securities.

The funds raised in 1998 from the various public offerings of hybrid securities described above were used to acquire a block of individual life insurance business from Aetna (see Note 11).

Finally, LNC maintains a revolving credit agreement with a group of domestic and foreign banks in the aggregate amount of $750 million. This agreement, which expires in October 2001, provides for interest on borrowings based on various money market indices. Under the terms of this agreement, LNC must maintain a prescribed level of adjusted consolidated net worth. At December 31, 1999, LNC had no outstanding borrowings under this agreement. During 1999, 1998 and 1997, fees paid for maintaining revolving credit agreements amounted to $633,000, $662,000 and $670,000, respectively.

Cash paid for interest for 1999, 1998 and 1997 was $132.2 million; $108.3 million and $96.0 million, respectively.

6. Employee Benefit Plans

Pension and Other Postretirement Benefit Plans -- U.S. LNC maintains funded defined benefit pension plans for most of its U.S. employees, and prior to January 1, 1995, most full-time agents. Benefits for employees are based on total years of service and the highest 60 months of compensation during the last 10 years of employment. All benefits applicable to the funded defined benefit plan for agents were frozen as of December 31, 1994. The plans are funded by contributions to tax-exempt trusts. LNC's funding policy is consistent with the funding requirements of Federal law and regulations. Contributions are intended to provide not only the benefits attributed to service to date, but also those expected to be earned in the future. Effective January 1, 1998, the defined benefit pension plans were amended to increase benefits for certain retired individuals. The effect of this amendment was to increase the pension benefit obligation by $10.7 million.

LNC sponsors three types of unfunded, nonqualified, defined benefit plans for certain U.S. employees and agents. Supplemental retirement plans provide defined benefit pension benefits in excess of limits imposed by Federal tax law. A salary continuation plan provides certain officers of LNC defined pension benefits based on years of service and final monthly salary upon death or retirement. A supplemental executive retirement plan effective January 1, 1998 provides defined pension benefits for certain executives who became employees of LNC as a result of the acquisition of a block of individual life insurance and annuity business from CIGNA Corporation ("CIGNA"). Benefits payable under this plan are based on years of service and the highest 36 consecutive months of compensation and are reduced by the benefit payable to the employee from the CIGNA plan. The adoption of this plan resulted in an increase in the pension benefits obligation of $8.4 million during the year ended December 31, 1998.

LNC also sponsors unfunded defined benefit plans that provide postretirement medical, dental and life insurance benefits to full-time U.S. employees and agents who, depending on the plan, have worked for LNC 10 years and attained age 55 to 60. Medical and dental benefits are also available to spouses and other dependents of employees and agents. For medical and dental benefits, limited contributions are required from individuals who retired prior to November 1, 1988. Contributions for later retirees, which can be adjusted annually, are based on such items as years of service at retirement and age at retirement. Life insurance benefits are noncontributory; however, participants can elect supplemental contributory life benefits up to age 70. Effective July 1, 1999, the agents' postretirement plan was changed to require agents retiring on or after that date to pay the full premium costs. This change in the plan resulted in a one-time curtailment gain of $10.2 million.

As a result of the acquisitions of a block of individual life insurance and annuity business from CIGNA and a block of individual life insurance business from Aetna, Inc. ("Aetna"), former CIGNA and Aetna employees became LNC employees and entered the employees' defined benefit pension and postretirement benefit plans effective January 1, 1998 and January 1, 1999, respectively. The plans were amended as of those dates to approve the entrance of these participants, to provide these participants with credit for past service for benefit purposes, and to specify that the accrued pension benefits determined by the plan benefit formula are to be offset by the benefits accrued in the CIGNA or Aetna plans, as applicable. This resulted in increases in the pension benefits obligation and the postretirement benefits obligation of $17.3 million and $8.1 million, respectively during the year ended December 31, 1998, and $5.2 million and $2.0 million, respectively during the year ended December 31, 1999.

Information with respect to defined benefit plan asset activity and defined benefit plan obligations is as follows:

                                                                                                  Other
                                                                                             Postretirement
                                                           Pension Benefits                     Benefits
                                                       -----------------------          ------------------------
Year Ended December 31          (in millions)            1999             1998             1999             1998
----------------------------------------------------------------------------------------------------------------
Change in plan assets:
Fair value of plan assets at beginning of year         $362.4          $ 336.3          $    --          $    --
Actual return on plan assets                             41.6             40.9               --               --
Company contributions                                      --              6.6               --               --
Administrative expenses                                  (0.3)            (0.3)              --               --
Benefits paid                                           (13.6)           (21.1)              --               --
                                                       ------          -------          -------          -------
Fair value of plan assets at end of year               $390.1          $ 362.4          $    --          $    --

Change in benefit obligation:
Benefit obligation at beginning of year                $485.9          $ 390.6          $ 111.1          $  90.0
Plan amendments                                            --             10.7               --               --
Acquisitions                                              5.2             25.7              2.0              8.1
Service cost                                             19.2             16.1              3.6              3.6
Interest cost                                            30.2             27.7              6.6              6.5
Plan participants' contributions                           --               --              1.3              1.0
Plan curtailment gain                                      --               --            (10.2)              --
Actuarial (gains) losses                                (89.2)            38.0              0.1              6.7
Benefits paid                                           (16.6)           (22.9)            (6.5)            (4.8)
                                                       ------          -------          -------          -------
Benefit obligation at end of year                      $434.7          $ 485.9          $ 108.0          $ 111.1

Funded (underfunded) status of the plans               $(44.6)         $(123.5)         $(108.0)         $(111.1)
Unrecognized net actuarial (gains) losses               (54.3)            45.4               --               --
Unrecognized prior service cost                           8.2              9.3              3.3              3.4
                                                       ------          -------          -------          -------
Prepaid (accrued) benefit cost                         $(90.7)          $(68.8)         $(104.7)         $(107.7)

Weighted-average assumptions
as of December 31:
Weighted-average discount rate                          7.75%            6.25%            7.75%            6.25%
Expected return on plan assets                          9.00%            9.17%               --               --
Rate of increase in compensation:
Salary continuation plan                                5.50%            5.50%               --               --
All other plans                                         4.50%            4.50%            4.50%            4.50%

The funded status amounts in the pension benefits columns above combine plans with projected benefit obligations in excess of plan assets and plans with plan assets in excess of projected benefit obligations. For plans that have projected benefit obligations in excess of plan assets, the aggregate projected benefit obligations were $67.6 million and $408.6 million at December 31, 1999 and 1998, respectively, the aggregate accumulated benefit obligations were $50.1 million and $313.2 million at December 31, 1999 and 1998, respectively, and the aggregate fair value of plan assets was $0 and $283.4 million at December 31, 1999 and 1998, respectively.

Plan assets for both the funded employees and agents plans consist principally of listed equity securities, corporate obligations and government bonds.

The components of net defined benefit pension plan and postretirement benefit plan costs are as follows:

                                                                                                         Other Postretirement
                                                        Pension Benefits                                        Benefits
                                             ---------------------------------------            ---------------------------------------
Year Ended December 31       (in millions)    1999             1998             1997             1999             1998             1997
---------------------------------------------------------------------------------------------------------------------------------------
Service cost                                 $19.5            $16.4            $11.4            $ 3.6             $3.6             $2.3
Interest cost                                 30.2             27.7             23.6              6.6              6.5              5.4
Actual return on plan assets                 (32.6)           (29.3)           (26.6)              --               --               --
Amortization of prior service cost             1.0              1.1              0.8               --               --               --
Recognized net actuarial
(gains) losses                                 1.6              0.6              0.4              0.3             (0.2)            (0.8)
                                             -----            -----            -----            -----             ----             ----
Net periodic benefit cost                    $19.7            $16.5            $ 9.6            $10.5             $9.9             $6.9

The calculation of the accumulated postretirement benefits obligation assumes a weighted-average annual rate of increase in the per capita cost of covered benefits (i.e. health care cost trend rate) of 10.0% for 2000. It further assumes the rate will gradually decrease to 5.0% by 2010 and remain at that level. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point each year would increase the accumulated postretirement benefits obligation as of December 1999 and 1998 by $8.6 million and $9.7 million, respectively. The aggregate of the estimated service and interest cost components of net periodic postretirement benefits cost for the year ended December 31, 1999 would increase by $0.9 million.

Effective January 1, 1995, LNC established a defined contribution plan for its U.S. agents. Contributions to this plan are based on a percentage of the agents' annual compensation as defined in the plan. Expense for this plan amounted to $2.1 million, $1.9 million and $1.8 million in 1999, 1998 and 1997, respectively.

Pension Plan -- Non U.S. The employees of LNC's primary foreign subsidiary are covered by a defined benefit pension plan. The plan provides death and pension benefits based on final pensionable salary. At December 31, 1999 and 1998, plan assets were in excess of or (under) the projected benefit obligations by $(0.8) million and $(12.4) million, respectively, and were included in other liabilities in LNC's balance sheet. Net pension costs for the foreign plan were $3.6 million, $2.9 million and $2.0 million for 1999, 1998 and 1997, respectively.

401(k) and Profit Sharing Plans. LNC also sponsors contributory defined contribution plans for eligible U.S. employees and agents. These plans include 401(k) plans and a profit sharing plan for eligible employees of Delaware Management Holdings, Inc. ("DMH"). LNC's contributions to the 401(k) plans are equal to a participant's pre-tax contribution, not to exceed 6% of base pay, multiplied by a percentage, ranging from 25% to 150%, which varies according to certain incentive criteria as determined by LNC's Board of Directors. LNC's contributions to the profit sharing plan of DMH is equal to an amount, if any, determined in accordance with a resolution of the Board of Directors. Each plan year's contribution is allocated in the proportion that the plan compensation of each eligible participant bears to the total plan compensation of all eligible participants for such plan year. Compensation is defined as all of an eligible participant's plan year earnings and is subject to the limitation of Section 401(a) of the Internal Revenue Code of 1986, as amended. In 1999, 1998 and 1997, the Board of Directors issued a resolution authorizing a 15% contribution. Expense for the 401(k) and profit sharing plans amounted to $29.0 million, $18.8 million and $17.6 million in 1999, 1998 and 1997, respectively.

Effective January 1, 1998, LNC assumed the liabilities for a non-contributory defined contribution plan covering certain highly compensated former CIGNA agents and employees. Contributions for this plan are made annually based upon varying percentages of annual eligible earnings as defined in the plan. Expense for this plan amounted to $1.7 million and $0.9 million in 1999 and 1998, respectively.

Deferred Compensation Plans. LNC sponsors contributory deferred compensation plans for certain U.S. employees and agents. Plan participants may elect to defer payment of a portion of their compensation, as defined by the plans. At this point, LNC has not chosen to fund these plans. Plan participants may select from a variety of alternative measures for purposes of calculating the investment return considered attributable to their deferral. Under the terms of these plans, LNC agrees to pay out amounts based upon the alternative measure selected by the participant. Plan participants who are also participants in an LNC 401(k) plan and who have reached the contribution limit for that plan may also elect to defer the additional amounts into the deferred compensation plan. LNC makes matching contributions to these plans based upon amounts placed into the deferred compensation plans by individuals who have reached the contribution limit under the 401(k) plan. The amount of LNC's contribution is calculated in a manner similar to the employer match calculation described in the 401(k) plans section above. Expense for these plans amounted to $10.6 million, $11.5 million and $11.4 million in 1999, 1998 and 1997, respectively. These expenses reflect both LNC's employer matching contributions, as well as changes in the measurement of LNC's liabilities under these plans.

In the fourth quarter of 1999, LNC modified the terms of the deferred compensation plans to provide that plan participants that selected LNC stock as the measure for their investment return would receive shares of LNC stock in satisfaction of this portion of their deferral. In addition, participants were precluded from diversifying any portion of their deferred compensation plan account that is measured by LNC's stock performance. As a result of these modifications to the plans, ongoing changes in value of LNC's stock no longer affect the expenses associated with this portion of the deferred compensation plans.

In connection with the acquisition of the block of individual life insurance and annuity business from CIGNA, LNC assumed the liability for an unfunded contributory deferred compensation plan covering certain former CIGNA employees and agents. These participants became immediately eligible for the LNC contributory deferred compensation plans, and therefore this plan was frozen as to future deferrals as of January 1, 1998. Expense for this plan amounted to $1.1 million and $2.0 million in 1999 and 1998, respectively.

The total liabilities associated with these plans were $119.3 million and $104.4 million at December 31, 1999 and 1998, respectively.

Incentive Plans. LNC has various incentive plans for employees, agents and directors of LNC and its subsidiaries that provide for the issuance of stock options, stock appreciation rights, restricted stock awards and stock incentive awards. These plans are comprised primarily of stock option incentive plans. Stock options awarded under the stock option incentive plans are granted with an exercise price equal to the market value of LNC stock at the date of grant and, subject to termination of employment, expire 10 years from the date of grant. Such options are transferable only upon death. Options granted prior to 1992 are exercisable one year after the date of grant and options issued subsequent to 1991 become exercisable in 25% increments over the four year period following the option grant anniversary date. A "reload option" feature was added on May 14, 1997. In most cases, persons exercising an option after that date have been granted new options in an amount equal to the number of matured shares tendered to exercise the original option award. The reload options are granted for the remaining term of the related original option and have an exercise price equal to the market value of LNC stock at the date of the reload award. Reload options can be exercised two years after the grant date if the value of the new option has appreciated by at least 25%.

As a result of pending changes in the interpretation of the existing accounting rules for stock options, LNC has decided not to continue issuing stock options to agents that do not meet the stringent definition of a common law employee that is expected to be included in this new accounting guidance. In the fourth quarter of 1999, LNC decided to design a stock appreciation right program as a replacement to the existing agent stock option program. This new stock appreciation right program is expected to be adopted in early 2000, with the first awards under the program expected to be made in the first quarter of 2000.

Information with respect to incentive plan stock options outstanding at December 31, 1999 is as follows:

                                           Options Outstanding                         Options Exercisable
                             ------------------------------------------------    -------------------------------
                                                    Weighted-
                                                      Average     Weighted-                            Weighted-
Range of                              Number        Remaining       Average              Number          Average
Exercise                      Outstanding at      Contractual      Exercise      Exercisable at         Exercise
Prices                         Dec. 31, 1999      Life (Years)        Price       Dec. 31, 1999            Price
----------------------------------------------------------------------------------------------------------------
 $10 - $20                         1,302,788             3.16        $17.54           1,302,788           $17.54
  21 -  30                         3,143,934             6.70         26.00           2,291,189            25.19
  31 -  40                           208,281             8.21         37.41              76,158            35.49
  41 -  50                         4,860,753             8.40         44.77           1,323,367            44.86
  51 -  60                         4,148,679             9.36         50.85             147,936            50.88
                              --------------                                        -----------
 $10 - $60                        13,664,435                                          5,141,438

LNC recognizes compensation expense for its stock option incentive plans using the intrinsic value based method of accounting (see Note 1) and provides the required pro forma information for stock options granted after December 31, 1994. Accordingly, no compensation expense has been recognized for stock option incentive plans. Had compensation expense for LNC's stock option incentive plans been determined based on the estimated fair value at the grant dates for awards under those plans, LNC's pro forma net income and earnings per share for the last three years (1999, 1998 and 1997) would have been $443.0 million ($2.21 per diluted share); $501.0 million ($2.46 per diluted share) and $930.5 million ($4.47 per diluted share), respectively (a decrease of $17.4 million or $.09 per diluted share; $8.8 million or $.04 per diluted share and $3.5 million or $.02 per diluted share, respectively). These effects on pro forma net income and earnings per share of expensing the estimated fair value of stock options are not necessarily representative of the effects on reported net income for future years due to factors such as the vesting period of the stock options and the potential for issuance of additional stock options in future years.

The fair value of options used as a basis for the proforma disclosures, shown above, was estimated as of the date of grant using a Black-Scholes option pricing model.

The option price assumptions used were as follows:

Year Ended December 31                                    1999             1998             1997
------------------------------------------------------------------------------------------------
Dividend yield                                            2.7%             3.6%             3.8%
Expected volatility                                      29.7%            20.4%            19.0%
Risk-free interest rate                                   5.4%             5.6%             6.6%
Expected life (in years)                                   5.5              6.1              6.0
Weighted-average fair values per option granted         $14.31            $9.08            $5.62

Restricted stock (non-vested stock) awarded from 1997 through 1999 was as follows:

Year Ended December 31                                    1999             1998             1997
------------------------------------------------------------------------------------------------
Restricted stock (number of shares)                     57,012          876,006          237,672
Weighted-average price per share at time of grant       $43.91           $41.25           $30.99
Information with respect to the incentive plans involving stock options is as follows:

                                                     Options Outstanding                 Options Exercisable
                                               -------------------------------       --------------------------
                                                                     Weighted-                         Weighted-
                                                                       Average                           Average
                                                                      Exercise                          Exercise
                                                       Shares            Price           Shares            Price
----------------------------------------------------------------------------------------------------------------
Balance at January 1, 1997                          6,310,326           $18.15        3,666,538           $15.61
Granted-original                                    2,094,400            30.03
Granted-reloads                                        94,058            34.21
Exercised (includes shares tendered)               (1,806,814)           15.84
Expired                                                (1,566)           35.54
Forfeited                                             (88,632)           23.22
                                                -------------
Balance at December 31, 1997                        6,601,772            22.54        3,203,944            17.91

Granted-original                                    5,211,750            44.60
Granted-reloads                                        87,450            44.71
Exercised (includes shares tendered)                 (976,882)           18.11
Forfeited                                            (139,238)           35.95
                                                -------------
Balance at December 31, 1998                       10,784,852            33.61        3,596,946            21.63

Granted-original                                    4,445,316            50.51
Granted-reloads                                       104,422            49.32
Exercised (includes shares tendered)               (1,216,263)           48.68
Forfeited                                            (453,892)           44.90
                                                -------------
Balance at December 31, 1999                       13,664,435            39.59        5,141,438            29.21

The number of shares and the per share data for prior years throughout this note has been restated to reflect the impact of the 1999 two-for-one stock split (see Note 10).

7. Restrictions, Commitments and Contingencies

Statutory Information and Restrictions

Net income (loss) as determined in accordance with statutory accounting practices for LNC's insurance subsidiaries was $(0.375) billion, $(1.452) billion and $0.345 billion for 1999,1998 and 1997, respectively. The 1998 amounts includes the statutory ceding commissions associated with the acquisition of two blocks of business as described below. Excluding the impact of these acquisitions, net income for 1998 would have been $0.546 billion. Statutory net income (loss) for 1999, 1998 and 1997, excluding LNC's foreign life reinsurance companies, was $0.447 billion, $(1.398) billion and $0.299 billion, respectively.

Shareholders' equity as determined in accordance with statutory accounting practices for LNC's insurance subsidiaries was $1.809 billion and $2.953 billion for December 31, 1999 and 1998, respectively.

In 1998, the National Association of Insurance Commissioners adopted codified statutory accounting principles (the "Codification"). The Codification is effective on January 1, 2001 and the first statement to be reported on a Codification basis will be the March 31, 2001 statement. Management believes that the changes to statutory accounting practices resulting from the Codification will not cause material changes to the statutory net income and shareholders' equity data shown above.

LNC's primary insurance subsidiary, Lincoln National Life Insurance Company ("Lincoln Life") acquired a block of individual life insurance and annuity business from CIGNA in January 1998 and a block of individual life insurance from Aetna Inc. in October 1998. These acquisitions were structured as indemnity reinsurance transactions. The statutory accounting regulations do not allow goodwill to be recognized on indemnity reinsurance transactions and therefore, the related statutory ceding commission flows through the statement of operations as an expense resulting in a reduction of statutory earned surplus. As a result of these acquisitions, Lincoln Life's statutory earned surplus is negative. It is necessary for Lincoln Life to obtain the prior approval of the Indiana Insurance Commissioner before paying any dividends to LNC until such time as statutory earned surplus is positive. The time frame for statutory earned surplus to return to a positive position is dependent upon future statutory earnings and dividends paid by Lincoln Life. Although no assurance can be given that additional dividends to LNC will be approved, during 1999, Lincoln Life received regulatory approval and paid extraordinary dividends totaling $530 million to LNC. In the event such approvals are not obtained in the future, management believes that LNC can obtain the funds required to satisfy its obligations from its existing credit facilities and other sources.

Disability Income Claims

The liabilities for disability income claims net of the related assets for amounts recoverable from reinsurers at December 31, 1999 and 1998 were $1.316 billion and $1.813 billion, respectively, excluding deferred acquisition costs. The liability is based on the assumption that recent experience will continue in the future. If incidence levels and/or claim termination rates fluctuate significantly from the assumptions underlying the reserves, adjustments to reserves could be required in the future. Accordingly, this liability may prove to be deficient or excessive. However, it is management's opinion that such future development will not materially affect the consolidated financial position of LNC.

United Kingdom Pension Products

Operations in the UK include the sale of pension products to individuals. Regulatory agencies have raised questions as to what constitutes appropriate advice to individuals who bought pension products as an alternative to participation in an employer sponsored plan. In cases of inappropriate advice, an extensive investigation has to be done and the individual put in a position similar to what would have been attained if the individual had remained in the employer sponsored plan. At December 31, 1999 and 1998, liabilities of $294.4 million and $202.1 million, respectively, had been established for this issue. The December 31, 1999 amount includes a change in estimate for this liability (see Note 2). These liabilities, which are net of expected recoveries, have been established for the estimated cost of this issue following regulatory guidance as to activities to be undertaken. The expected recoveries from previous owners of companies acquired in past years as specified in the indemnification clauses of the purchase agreements at December 31, 1999 and 1998 were $99.7 million and $84.9 million, respectively. These liabilities and recoveries are based on various estimates that are subject to considerable uncertainty. Accordingly, these estimates may prove to be deficient or excessive. However, it is management's opinion that such future developments will not materially affect the consolidated financial position of LNC.

United Kingdom Strategic Review

Trends in the UK for pension and life insurance businesses are changing rapidly, due in large part to government mandated product design changes that are expected to be imposed upon the industry within the next year or two. The ever changing regulatory environment has and is continuing to cause great volatility in the Lincoln UK segment. In anticipation of these marketplace changes, a review of strategic alternatives for Lincoln UK was initiated earlier this year. In the fourth quarter of 1999, as a result of this review and in response to this current business environment, management decided to explore the exit of the UK market. This process will include the review of a range of strategic options including the potential sale of the Lincoln UK insurance business.

Personal Accident Programs

In the past, LNC's Reinsurance segment accepted personal accident reinsurance programs from other insurance companies. Most of these programs were presented to the Reinsurance segment by independent brokers who represent the ceding companies. Certain excess-of-loss personal accident reinsurance programs created in the London market from 1993 to 1996 have produced and have potential to produce significant losses. The liabilities for these programs, net of related assets recoverable from reinsurers, were $174.7 million and $177.4 million at December 31, 1999 and 1998, respectively.

Settlement activities relating to LNC's participation in workers' compensation carve-out (i.e., life and health risks associated with workers' compensation coverage) programs managed by Unicover Managers, Inc. have allowed LNC to evaluate the possibility of settlements and to estimate its potential costs to settle Unicover-related exposures. As of December 31, 1999, a liability of $62.2 million has been established for the settlement of LNC's exposure to the Unicover programs.

These amounts are based on various estimates that are subject to considerable uncertainty. Accordingly, the liabilities may prove to be deficient or excessive. However, it is management's opinion that future developments in these programs will not materially affect the consolidated financial position of LNC.

HMO Excess-of-Loss Reinsurance Programs

The liability for HMO claims, net of the related assets for amounts recoverable from reinsurers, was $101.9 million and $55.9 million at December 31, 1999 and 1998. LNC reviews reserve levels on an ongoing basis. The liability is based on the assumption that recent experience will continue in the future. If claims and loss ratios fluctuate significantly from the assumptions underlying the reserves, adjustments to reserves could be required in the future. Accordingly, the liability may prove to be deficient or excessive. However, it is management's opinion that such future developments will not materially affect the consolidated financial position of LNC.

In light of the continued volatility of this line of business, LNC discontinued writing new HMO excess-of-loss reinsurance programs in the third quarter of 1999. Consequently, during the third quarter of 1999, LNC recorded a charge in the Reinsurance segment of $3.2 million after-tax ($4.9 million pre-tax) for employee severance and other costs related to the discontinuance of the business (see Note 12).

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

A UK regulatory review of Lincoln UK selling practices outside of the pension product mis-selling investigations has been completed, with a final report issued in February of 2000. The finalization of this review had no effect on Lincoln UK's 1999 income from operations. Although some modifications of sales practices will be necessary, Lincoln UK does not expect these changes to adversely affect its future financial results.

UK regulators continue to focus on industry-wide marketing and compliance issues. Under certain circumstances companies operating in the insurance and financial services markets may be held responsible for providing incomplete or misleading sales materials and information when selling endowment polices. As no official pronouncement regarding an investigation into mis-selling of endowments has been made, it is not possible to provide a meaningful estimate of the potential outcome of this matter at the present time. However, it is management's opinion that the resolution of this matter will not materially affect the consolidated financial position of LNC.

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

Seguros Serfin Lincoln

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

Under the terms of the Shareholders Agreement with GFS, LNC had the right to put its investment in SSL to GFS for an amount equal to the LNC's initial investment in SSL plus a 7% annual return. LNC has given GFS notice of its decision to exercise its put. Given these contractual rights and the status of ongoing discussions with GFS and IPAB concerning these matters, LNC believes that it will recover the value of its investment in SSL along with a 7% annual return on that investment.

Euro Conversion

LNC owns operating companies in Europe and conducts business with companies located within Europe. LNC has modified its systems, financial activities and currency risk exposures to align with the first phase of the European Union's conversion to a new common currency (the Euro) that was adopted January 1, 1999. It is management's opinion that the additional phases of this conversion, which will be implemented during the next few years, will not materially affect the consolidated financial position of LNC.

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

Total rental expense on operating leases in 1999, 1998 and 1997 was $81.5 million, $81.3 million and $62.5 million, respectively. Future minimum rental commitments are as follows (in millions):

2000 - $60.3            2002 - $51.1            2004 - $43.5
2001 -  58.2            2003 -  44.4      Thereafter - 221.1

Information Technology Commitment

In February 1998, Lincoln Life signed a seven-year contract with IBM Global Services for information technology services for the Fort Wayne operations. Annual costs are dependent on usage but are expected to range from $33.6 million to $56.8 million.

Insurance Ceded and Assumed

LNC's insurance companies cede insurance to other companies. The portion of risks exceeding each company's retention limit is reinsured with other insurers. LNC seeks reinsurance coverage within the businesses that sell life insurance to limit its liabilities. As of December 31, 1999, LNC's maximum retention was $10.0 million on a single insured. Portions of LNC's deferred annuity business have also been co-insured with other companies to limit LNC's exposure to interest rate risks. At December 31, 1999, the reserves associated with these reinsurance arrangements totaled $1,422.8 million. To cover products other than life insurance, LNC acquires other insurance coverages with retentions and limits that management believes are appropriate for the circumstances. The accompanying financial statements reflect premiums, benefits and deferred acquisition costs, net of insurance ceded (see Note 5). LNC's insurance companies remain liable if their reinsurers are unable to meet contractual obligations under applicable reinsurance agreements.

Certain LNC insurance companies assume insurance from other companies. At December 31, 1999, LNC's insurance companies have provided $386.8 million of statutory surplus relief to other insurance companies under reinsurance transactions. Generally, such amounts are offset by corresponding receivables from the ceding company, which are secured by future profits on the reinsured business. However, LNC's insurance companies are subject to the risk that the ceding company may become insolvent and the right of offset would not be permitted.

Associated with these transactions, LNC's insurance companies have obtained letters of credit in favor of various insurance companies. This allows the ceding companies to take statutory reserve credit. The letters of credit issued by the banks represent a guarantee of performance under the reinsurance agreements. At December 31, 1999, there was a total of $1.1 billion in outstanding bank letters of credit. In exchange for the letters of credit, LNC paid the banks approximately $1.7 million in fees in 1999.

Vulnerability from Concentrations

At December 31, 1999, LNC did not have a material concentration of financial instruments in a single investee, industry or geographic location. Also at December 31, 1999, LNC did not have a concentration of: 1) business transactions with a particular customer, lender or distributor; 2) revenues from a particular product or service; 3) sources of supply of labor or services used in the business or; 4) a market or geographic area in which business is conducted that makes it vulnerable to an event that is at least reasonably possible to occur in the near term and which could cause a severe impact to LNC's financial position.

Other Contingency Matters

LNC and its subsidiaries are involved in various pending or threatened legal proceedings arising from the conduct of business. Most of these proceedings are routine in the ordinary course of business. In some instances, these proceedings include claims for compensatory and punitive damages and similar types of relief in addition to amounts for alleged contractual liability or requests for equitable relief. After consultation with legal counsel and a review of available facts, it is management's opinion that the ultimate liability, if any, under these proceedings will not have a material adverse effect on the consolidated financial position of LNC.

With the recent filing of a lawsuit alleging fraud in the sale of interest-sensitive universal and whole life insurance policies, Lincoln Life now has three such actions pending. While each of these lawsuits seeks class action status, the court has not certified a class in any of them. In each of these lawsuits, plaintiffs seek unspecified damages and penalties for themselves and on behalf of the putative class. While the relief sought in these lawsuits is substantial, they are in the discovery stages of litigation, and it is premature to make assessments about potential loss, if any. Management intends to defend these lawsuits vigorously. The amount of liability, if any, which may arise as a result of these lawsuits cannot be reasonably estimated at this time. In a fourth lawsuit, a settlement has been preliminarily approved by the court and a class has been conditionally certified for settlement purposes. Two prior similar lawsuits have been previously resolved and dismissed.

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

Guarantees

LNC has guarantees with off-balance-sheet risks whose contractual amounts represent credit exposure. Guarantees with off-balance-sheet risks having contractual values of $52.3 million and $58.0 million were outstanding at December 31, 1999 and 1998, respectively.

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

Derivatives

LNC has derivatives with off-balance-sheet risks whose notional or contract amounts exceed the credit exposure. For the years ended December 31, 1999, 1998 and 1997, LNC has entered into derivative transactions to reduce its exposure to fluctuations in interest rates, the widening of bond yield spreads over comparable maturity U.S. Government obligations, credit risk, commodity risk, foreign exchange risk and fluctuations in the FTSE and S&P indexes. In addition, LNC is subject to the risks associated with changes in the value of its derivatives; however, such changes in value generally are offset by changes in the value of the items being hedged by such contracts. Outstanding derivatives with off-balance-sheet risks, shown in notional or contract amounts along with their carrying value and estimated fair values, are as follows:

                                                                               Assets (Liabilities)
                                                                   --------------------------------------------
                                                Notional or        Carrying        Fair    Carrying        Fair
                                             Contract Amounts         Value       Value       Value       Value
                                           --------------------       -----       -----       -----       -----
December 31            (in millions)           1999        1998        1999        1999        1998        1998
---------------------------------------------------------------------------------------------------------------
Interest rate derivatives:
Interest rate cap agreements               $2,508.8    $4,108.8       $ 5.2       $ 3.2       $ 9.3       $ 0.9
Swaptions                                   1,837.5     1,899.5        10.8        10.8         2.5         2.5
Interest rate swap agreements                 630.9       258.3       (19.5)      (19.5)        9.9         9.9
Put options                                    21.3        21.3         1.9         1.9         2.2         2.2
                                           --------    --------       -----       -----       -----       -----
Total interest rate derivatives             4,998.5     6,287.9        (1.6)       (3.6)       23.9        15.5

Foreign currency derivatives:
Foreign exchange forward contracts               --         1.5          --          --           *           *
Foreign currency swaps                         44.2        47.2        (0.4)       (0.4)        0.3         0.3
                                           --------    --------       -----       -----       -----       -----
Total foreign currency derivatives             44.2        48.7        (0.4)       (0.4)        0.3         0.3

Commodity derivatives:
Commodity swap                                   --         8.1          --          --         2.4         2.4
Equity indexed derivatives:
Call options (based on FTSE)                    4.3        11.1         8.6         8.6        11.7        11.7
Call options (based on S&P)                   129.6        79.9        24.8        24.8        23.1        23.1
                                           --------    --------       -----       -----       -----       -----
Total equity indexed derivatives              133.9        91.0        33.4        33.4        34.8        34.8
                                           --------    --------       -----       -----       -----       -----
Total derivatives                          $5,176.6    $6,435.7       $31.4       $29.4       $61.4       $53.0

*Less than $100,000.

*Less than $100,000.

A reconciliation of the notional or contract amounts for the significant programs using derivative agreements and contracts is as follows:

                                               Interest Rate
                                              Cap Agreements             Swaptions
                                           --------------------    --------------------
December 31        (in millions)               1999        1998        1999        1998
---------------------------------------------------------------------------------------
Balance at beginning-of-year               $4,108.8    $4,900.0    $1,899.5    $1,752.0
New contracts                                    --       708.8          --       218.3
Terminations and maturities                (1,600.0)   (1,500.0)      (62.0)      (70.8)
                                           --------    --------    --------    --------
Balance at end-of-year                     $2,508.8    $4,108.8    $1,837.5    $1,899.5

                                               Interest Rate
                                              Swap Agreements           Put Options
                                           --------------------    --------------------
December 31 (in millions)                      1999        1998        1999        1998
---------------------------------------------------------------------------------------
Balance at beginning-of-year                 $258.3    $   10.0       $21.3       $  --
New contracts                                 482.4     2,226.6          --        21.3
Terminations and maturities                  (109.8)   (1,978.3)         --          --
                                             ------    --------       -----       -----
Balance at end-of-year                       $630.9    $  258.3       $21.3       $21.3

                                                    Foreign Currency Derivatives
                                              -----------------------------------------
                                               Foreign Exchange        Foreign Currency
                                              Forward Contracts             Swaps
                                              -----------------       -----------------
December 31         (in millions)              1999        1998        1999        1998
---------------------------------------------------------------------------------------
Balance at beginning-of-year                  $ 1.5      $163.1       $47.2       $15.0
New contracts                                  42.7       419.8          --        39.2
Terminations and maturities                   (44.2)     (581.4)       (3.0)       (7.0)
                                              -----      ------       -----       -----
Balance at end-of-year                        $  --      $  1.5       $44.2       $47.2

                                                 Commodity               Call Options           Call Options
                                                    Swaps              (Based on FTSE)         (Based on S&P)
                                              -----------------       -----------------      ------------------
December 31       (in millions)                1999        1998        1999        1998        1999        1998
---------------------------------------------------------------------------------------------------------------
Balance at beginning-of-year                  $ 8.1         $--       $11.1       $14.1      $ 79.9       $ 5.3
New contracts                                    --         8.1          --          --        52.9        74.6
Terminations and maturities                    (8.1)         --        (6.6)       (3.1)       (3.2)         --
Foreign exchange adjustment                      --          --        (0.2)        0.1          --          --
                                              -----        ----       -----       -----      ------       -----
Balance at end-of-year                        $  --        $8.1       $ 4.3       $11.1      $129.6       $79.9

Interest Rate Cap Agreements. The interest rate cap agreements, which expire in 2000 through 2006, entitle LNC to receive quarterly payments from the counterparties on specified future reset dates, contingent on future interest rates. For each cap, the amount of such quarterly payments, if any, is determined by the excess of a market interest rate over a specified cap rate multiplied by the notional amount divided by four. The purpose of LNC's interest rate cap agreement program is to protect its annuity line of business from the effect of rising interest rates. The premium paid for the interest rate caps is included in other investments (amortized cost of $5.2 million as of December 31, 1999) and is being amortized over the terms of the agreements. This amortization is included in net investment income.

Swaptions. Swaptions, which expire in 2000 through 2003, entitle LNC to receive settlement payments from the counterparties on specified expiration dates, contingent on future interest rates. For each swaption, the amount of such settlement payments, if any, is determined by the present value of the difference between the fixed rate on a market rate swap and the strike rate multiplied by the notional amount. The purpose of LNC's swaption program is to protect its annuity line of business from the effect of rising interest rates. The premium paid for the swaptions is included in other investments (amortized cost of $12.2 million as of December 31, 1999) and is being amortized over the terms of the agreements. This amortization is included in net investment income.

Spread-Lock Agreements. Spread-lock agreements provide for a lump sum payment to or by LNC, depending on whether the spread between the swap rate and a specified Government note is larger or smaller than a contractually specified spread. Cash payments are based on the product of the notional amount, the spread between the swap rate and the yield of an equivalent maturity Government security, and the price sensitivity of the swap at that time. The purpose of LNC's spread-lock program is to protect a portion of its fixed maturity securities against widening spreads. While spreadlocks are used periodically, there are no spreadlock agreements outstanding at December 31, 1999.

Financial Futures Contracts. LNC uses exchange-traded financial futures contracts to hedge against interest rate risks and to manage duration of a portion of its fixed maturity securities. Financial futures contracts obligate LNC to buy or sell a financial instrument at a specified future date for a specified price. They may be settled in cash or through delivery of the financial instrument. Cash settlements on the change in market values of financial futures contracts are made daily. Financial futures contracts were terminated in 1997.

Interest Rate Swap Agreements. LNC uses interest rate swap agreements to hedge its exposure to floating rate bond coupon payments, replicating a fixed rate bond. An interest rate swap is a contractual agreement to exchange payments at one or more times based on the actual or expected price level, performance or value of one or more underlying interest rates. LNC is required to pay the counterparty to the agreements the stream of variable interest payments based on the coupon payments from the hedged bonds, and in turn, receives a fixed payment from the counterparty, at a predetermined interest rate. The net receipts/payments from interest rate swaps are recorded in net investment income. LNC also uses interest rate swap agreements to hedge its exposure to interest rate fluctuations related to the anticipated purchase of assets to support newly acquired blocks of business or to extend the duration of certain portfolios of assets. Once the assets are purchased, the gains (losses) resulting from the termination of the swap agreements will be applied to the basis of the assets. The gains (losses) will be recognized in earnings over the life of the assets. The anticipated purchase of assets to support newly acquired blocks of business was completed in 1999. The anticipated purchase of assets related to extending the duration of certain portfolios of assets is expected to be completed in 2000.

Put Options. LNC uses put options, combined with various perpetual fixed-income securities and interest rate swaps to replicate fixed income, fixed maturity investments. The risk being hedged is a drop in bond prices due to credit concerns with international bond issuers. The put options allow LNC to put the bonds back to the counterparties at original par.

Foreign Currency Derivatives. LNC uses a combination of foreign exchange forward contracts, foreign currency options and foreign currency swaps, all of which are traded over-the-counter, to hedge some of the foreign exchange risk of investments in fixed maturity securities denominated in foreign currencies. The foreign currency forward contracts obligate LNC to deliver a specified amount of currency at a future date at a specified exchange rate. Foreign currency options give LNC the right, but not the obligation, to buy or sell a foreign currency at a specified exchange rate during a specified time period. Foreign currency options were terminated in 1997. A foreign currency swap is a contractual agreement to exchange the currencies of two different countries at a fixed rate of exchange in the future.

Commodity Swap. LNC used a commodity swap to hedge its exposure to fluctuations in the price of gold. A commodity swap is a contractual agreement to exchange a certain amount of a particular commodity for a fixed amount of cash. LNC owned a fixed income security that met its coupon payment obligations in gold bullion. LNC was obligated to pay to the counterparty the gold bullion, and in return receive from the counterparty a stream of fixed income payments. The fixed income payments were the product of the swap notional multiplied by the fixed rate stated in the swap agreement. The net receipts/payments from the commodity swap were recorded in net investment income. The fixed income security was called in the third quarter of 1999 and the commodity swap expired.

Call Options. LNC uses both FTSE index and S&P 500 index call options. Call options, which expire in 2000 through 2007, provide LNC with settlement payments from the counterparties on specified expiration dates. The payment, if any, is the percentage increase in the index, over the strike price defined in the contract, applied to the notional amount. The purpose of LNC's FTSE call option program is to offset the cost of increases in the liabilities of certain single premium investment contracts that are tied to the FTSE index. The purpose of LNC's S&P 500 call option program is to offset the increase in its liabilities resulting from certain reinsurance agreements which guarantee payment of the appreciation of the S&P 500 index on certain underlying annuity products.

Additional Derivative Information. Expenses for the agreements and contracts described above amounted to $9.9 million, $11.6 million and $10.0 million in 1999, 1998 and 1997, respectively. Deferred gains of $0.1 million as of December 31, 1999 were the result of terminated interest rate swaps. These gains are included with the related fixed maturity securities to which the hedge applied or as deferred liabilities and are being amortized over the life of such securities.

LNC is exposed to credit loss in the event of nonperformance by counterparties on various derivative contracts. However, LNC does not anticipate nonperformance by any of the counterparties. The credit risk associated with such agreements is minimized by purchasing such agreements from financial institutions with long-standing, superior performance records. The amount of such exposure is essentially the net replacement cost or market value less collateral held for such agreements with each counterparty if the net market value is in LNC's favor. At December 31, 1999, the exposure was $19.7 million.

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

Investment Type Insurance Contracts. The balance sheet captions, "Future Policy Benefits, Claims and Claim Expenses" and "Contractholder Funds", include investment type insurance contracts (i.e. deposit contracts and guaranteed interest contracts). The fair values for the deposit contracts and certain guaranteed interest contracts are based on their approximate surrender values. The fair values for the remaining guaranteed interest and similar contracts are estimated using discounted cash flow calculations. These calculations are based on interest rates currently offered on similar contracts with maturities that are consistent with those remaining for the contracts being valued.

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

Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Solely Junior Subordinated Debentures. Fair values for company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely junior subordinated debentures are based on quoted market prices less the unamortized cost of issue.

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

The carrying values and estimated fair values of LNC's financial instruments are as follows:

                                           Carrying        Fair    Carrying        Fair
                                              Value       Value       Value       Value
                                         ----------  ----------  ----------  ----------
December 31         (in millions)              1999        1999        1998        1998
---------------------------------------------------------------------------------------
Assets (liabilities):
Fixed maturities securities               $27,688.6   $27,688.6   $30,232.9   $30,232.9
Equity securities                             604.0       604.0       542.8       542.8
Mortgage loans on real estate               4,735.4     4,615.4     4,393.1     4,580.4
Policy loans                                1,892.4     2,024.8     1,840.0     1,938.4
Other investments                             401.8       401.8       432.0       432.0
Cash and invested cash                      1,895.9     1,895.9     2,433.4     2,433.4
Investment type insurance contracts:
Deposit contracts and certain
guaranteed interest contracts             (18,601.5)  (18,267.5)  (18,746.3)  (18,419.8)
Remaining guaranteed interest
and similar contracts                      (1,129.8)   (1,091.7)   (1,444.9)   (1,433.8)
Short-term debt                              (460.1)     (460.1)     (314.6)     (314.6)
Long-term debt                               (712.0)     (690.7)     (712.2)     (748.7)
Company-obligated mandatorily
redeemable preferred securities of
subsidiary trusts holding solely junior
subordinated debentures                      (745.0)     (655.7)     (745.0)     (744.4)
Guarantees                                     (0.3)         --        (0.3)         --
Derivatives                                    31.4        29.4        61.4        53.0
Investment commitments                           --        (3.5)         --         0.1

As of December 31, 1999 and 1998, the carrying value of the deposit contracts and certain guaranteed contracts is net of deferred acquisition costs of $58.0 million and $52.6 million, respectively, excluding adjustments for deferred acquisition costs applicable to changes in fair value of securities. The carrying values of these contracts are stated net of deferred acquisition costs so that they are comparable with the fair value basis.

9. Segment Information

LNC has four business segments: Life Insurance and Annuities, Lincoln UK, Reinsurance and Investment Management. The Life Insurance and Annuities segment offers annuities, life insurance, pension products and other individual coverages through a network of career agents, independent general agencies, and insurance agencies located within a variety of financial institutions. These products are sold throughout the United States. The Lincoln UK segment offers similar products within the UK through sales representatives. Reinsurance sells reinsurance products and services to insurance companies, self-funded employers and other primary risk accepting organizations in the U.S. and economically attractive international markets. The Investment Management segment offers a variety of asset management services to institutional and retail customers primarily throughout the United States. It also includes activity of LNC's internal investment advisor, Lincoln Investment Management. Activity which is not included in the major business segments is shown as "Other Operations."

"Other Operations" includes operations not directly related to the business segments and unallocated corporate items (i.e., corporate investment income, interest expense on corporate debt and unallocated overhead expenses).

Financial data by segment for 1997 through 1999 is as follows:

Year Ended December 31          (in millions)                        1999        1998        1997
-------------------------------------------------------------------------------------------------
Revenue, Excluding Net Investment Income and Realized
Gain (Loss) on Investments and Subsidiaries:
Life Insurance and Annuities                                     $1,778.1    $1,450.2      $826.3
Lincoln UK                                                          368.3       350.7       340.0
Reinsurance                                                       1,509.6     1,267.5     1,073.7
Investment Management                                               403.2       399.5       355.0
Other Operations (includes
consolidating adjustments)                                          (66.0)      (81.2)      (69.9)
                                                                 --------    --------    --------
Total                                                            $3,993.2    $3,386.7    $2,525.1

Net Investment Income:
Life Insurance and Annuities                                     $2,356.4    $2,184.3    $1,770.8
Lincoln UK                                                           75.3        87.9        85.2
Reinsurance                                                         310.3       307.8       284.4
Investment Management                                                56.9        65.4        72.3
Other Operations                                                      8.6        36.0        38.1
                                                                 --------    --------    --------
Total                                                            $2,807.5    $2,681.4    $2,250.8

Realized Gain (Loss) on Investments and Subsidiaries:
Life Insurance and Annuities                                     $    5.0    $    6.2    $   76.7
Lincoln UK                                                            3.0         1.1         2.1
Reinsurance                                                          (2.1)        1.5        23.6
Investment Management                                                (1.1)        1.8        11.3
Other Operations                                                     (1.8)        8.4         8.9
                                                                 --------    --------    --------
Total                                                            $    3.0    $   19.0    $  122.6

Net Income (Loss) from Continuing Operations
before Federal Income Taxes:
Life Insurance and Annuities                                     $  705.0    $  520.6   $   403.5
Lincoln UK                                                         (100.1)      106.9       (96.8)
Reinsurance                                                          49.2       156.7      (210.2)
Investment Management                                                40.6        38.8        16.9
Other Operations (includes interest expense)                       (124.7)     (125.6)      (78.5)
                                                                 --------    --------    --------
Total                                                            $  570.0    $  697.4    $   34.9

Income Tax Expense (Benefit):
Life Insurance and Annuities                                     $  200.6    $  132.8    $   97.0
Lincoln UK                                                          (81.9)       35.2        10.0
Reinsurance                                                          15.5        54.5       (73.8)
Investment Management                                                16.0        16.8        10.8
Other Operations                                                    (40.6)      (51.7)      (31.3)
                                                                 --------    --------    --------
Total                                                            $  109.6    $  187.6    $   12.7

Net Income (Loss) from Continuing Operations:
Life Insurance and Annuities                                     $  504.4    $  387.8    $  306.5
Lincoln UK                                                          (18.2)       71.7      (106.8)
Reinsurance                                                          33.7       102.2      (136.4)
Investment Management                                                24.6        22.0         6.1
Other Operations (includes interest expense)                        (84.1)      (73.9)      (47.2)
                                                                 --------    --------    --------
Total Net Income from
Continuing Operations                                               460.4       509.8        22.2
Discontinued Operations                                                --          --       911.8
                                                                 --------    --------    --------
Total Net Income                                                 $  460.4    $  509.8    $  934.0

Year Ended December 31 (in millions)                                 1999        1998        1997
-------------------------------------------------------------------------------------------------
Assets:
Life Insurance and Annuities                                   $ 81,299.1   $73,966.1   $57,070.5
Lincoln UK                                                        9,712.8     8,757.3     7,923.8
Reinsurance                                                       6,766.1     6,408.0     5,540.2
Investment Management                                             1,484.1     1,622.6     1,756.7
Other Operations (includes interest expense)                      3,833.6     3,082.3     4,883.5
                                                               ----------   ---------   ---------
Total                                                          $103,095.7   $93,836.3   $77,174.7

Select data shown above for 1998 and 1997 for the Life Insurance & Annuities segment, Investment Management segment and Other Operations has been reclassified due to a change in the reporting relationship for LNC's internal investment advisor and 401(k) pension operations.

In December 1999, management initiated a plan to change the structure of LNC's internal organization in a manner that, beginning in 2000, will cause the composition of its reportable segments to change. During the first quarter of 2000, execution of the planned changes will be finalized so that for the quarter ending March 31, 2000, decisions about resource allocation and performance assessment will be made separately for a Life Insurance Segment and an Annuities Segment. As of March 31, 2000, financial reporting for the two separate segments will be presented and the corresponding information for earlier periods will be restated to reflect the new segment reporting structure.

Most of LNC's foreign operations are conducted by Lincoln UK, a UK company. The data for this company is shown above under the Lincoln UK segment heading. The other segments have non-U.S. operations. Foreign intracompany revenues are not significant. Financial data for Lincoln UK and the other non-U.S. units is as follows:

Year Ended December 31     (in millions)       1999        1998        1997
---------------------------------------------------------------------------
Revenue                                    $  572.4    $  606.3    $  576.3
Net Income (Loss) before
Federal Income Taxes                          (60.4)      134.0       (69.1)
Income Tax Expense (Benefit)                  (56.6)       45.2        21.2
                                           --------    --------    --------
Net Income (Loss)                          $   (3.8)   $   88.8    $  (90.3)
Assets (at end of year)                    $9,820.0    $9,164.2    $8,173.0

10. Shareholders' Equity

LNC's common and series A preferred stock is without par value.

All of the issued and outstanding series A preferred stock is $3 cumulative convertible and is convertible at any time into shares of common stock. The conversion rate is sixteen shares of common stock for each share of series A preferred stock, subject to adjustment for certain events. The series A preferred stock is redeemable at the option of LNC at $80 per share plus accrued and unpaid dividends. Outstanding series A preferred stock has full voting rights, subject to adjustment if LNC is in default as to the payment of dividends. If LNC is liquidated or dissolved, holders of series A preferred stock will be entitled to payments of $80 per share. The difference between the aggregate preference on liquidation value and the financial statement balance for the series A preferred stock was $1.4 million at December 31, 1999.

LNC has outstanding one common share purchase right ("Right") on each outstanding share of LNC's common stock. A Right will also be issued with each share of LNC's common stock that is issued before the Rights become exercisable or expire. If a person or group announces an offer that would result in beneficial ownership of 15% or more of LNC's common stock, the Rights will become exercisable and each Right will entitle its holder to purchase one share of LNC's common stock for $100. Upon the acquisition of 15% or more of LNC's common stock, each holder of a Right (other than the person acquiring the 15% or more) will have the right to acquire the number of shares of LNC common stock that have a market value of two times the exercise price of the Right. If LNC is acquired in a business combination transaction in which LNC does not survive, each holder of a Right (other than the acquiring person) will have the right to acquire common stock of the acquiring person having a market value of two times the exercise price of the Right. LNC can redeem each Right for one cent at any time prior to the tenth day after a person or group has acquired 15% or more of LNC's common stock. The Rights expire on November 14, 2006. As of December 31, 1999, there were 195,494,898 Rights outstanding.

During 1999, 1998 and 1997, LNC purchased and retired 7,675,000, 1,246,562 and 9,897,800 shares, respectively, of its common stock at a total cost of $377.7 million, $46.9 million and $325.3 million, respectively. The common stock account was reduced for these purchases in proportion to the percentage of shares acquired. The remainder of the purchase price was charged to retained earnings.

During May 1999, LNC's Board of Directors approved a two-for-one stock split for its common stock. The record date for the stock split was June 4, 1999 and the additional shares were distributed to shareholders on June 21, 1999. The consolidated financial statements including per share disclosures in these notes, have been adjusted to reflect the effects of the common stock split for all periods presented.

Per share amounts for net income from continuing operations are shown on the income statement using 1) an earnings per common share basic calculation and 2) an earnings per common share-assuming dilution calculation. A reconciliation of the factors used in the two calculations are as follows:

Year Ended December 31                                                   1999           1998           1997
-----------------------------------------------------------------------------------------------------------
Numerator: [millions]
Net income as used in basic calculation                          $      460.3   $      509.7   $       22.1
Dividends on convertible preferred stock                                  0.1            0.1            0.1
                                                                       ------         ------          -----
                                                                 $      460.4   $      509.8   $       22.2

Denominator: [number of shares]
Weighted-average shares, as used in basic calculation             197,817,053    200,714,158    204,991,114
Shares to cover conversion of preferred stock                         491,014        542,038        574,154
Shares to cover non-vested stock                                      347,145        456,576        417,328
Average stock options outstanding during the period                 8,464,229      6,390,310      6,399,078
Assumed acquisition of shares with assumed proceeds
and benefits from exercising stock options (at average
market price for the year).                                        (6,796,998)    (4,840,628)    (4,389,900)
Average deferred compensation shares                                   95,236             --             --
                                                                  -----------    -----------    -----------
Weighted-average shares, as
used in diluted calculation                                       200,417,679    203,262,454    207,991,774

LNC has stock options outstanding which were issued at prices that are above the current average market price of LNC common stock. In the event the average market price of LNC's common stock exceeds the issue price of stock options, such options would be dilutive to LNC's earnings per share and will be shown in the table above. During 1999, LNC changed its deferred compensation plans so that participants selecting LNC stock for measuring the investment return attributable to their deferral amounts will be paid out in LNC stock. The obligation to satisfy these deferred compensation plan liabilities is dilutive and is shown in the table above. Also, LNC has purchase contracts outstanding which require the holder to purchase LNC common stock by August 16, 2001. These purchase contracts were issued in conjunction with the FELINE PRIDES financing. The common shares involved are not currently dilutive to LNC's earnings per share and will not be dilutive in the future except during periods when the average market price of LNC's common stock exceeds a stated threshold price of $55.725 per share.

Details underlying the balance sheet caption "Net Unrealized Gain (Loss) on Securities Available-for-Sale," are as follows:

December 31                (in millions)                                1999             1998
---------------------------------------------------------------------------------------------
Fair value of securities available-for-sale                        $28,292.6        $30,775.7
Cost of securities available-for-sale                               28,838.6         29,076.3
                                                                   ---------        ---------
Unrealized gain (loss)                                                (546.0)         1,699.4
Adjustments to deferred acquisition costs                              257.3           (243.8)
Amounts required to satisfy policyholder commitments                   (84.3)          (646.2)
Deferred income credits (taxes)                                        (79.7)          (261.0)
                                                                   ---------        ---------
Net unrealized gain (loss) on securities
available-for-sale for continuing operations                          (452.7)           548.4
Change in fair value of derivatives designated as a
hedge (classified as other investments)                                (13.0)             4.0
                                                                   ---------        ---------
Net unrealized gain (loss) on securities
available-for-sale                                                 $  (465.7)       $   552.4

Adjustments to deferred acquisition costs and amounts required to satisfy policyholder commitments are netted against the Deferred Acquisition Costs asset line and included within the Insurance Policy and Claim Reserves line on the balance sheet, respectively.

Details underlying "Unrealized Gain (Loss) on Securities Available-for-Sale, Net of Reclassification Adjustment" shown on the Consolidated Statements of Shareholders' Equity are as follows:

Year Ended December 31          (in millions)        1999           1998           1997
---------------------------------------------------------------------------------------
Unrealized gains (losses) on securities
available-for-sale arising during the year      $(1,202.4)        $210.7         $426.5
Less: reclassification adjustment for gains
(losses) included in net income (1)                  (3.0)          50.9          158.3
Less: Federal income tax
expense (benefit)                                  (181.3)          43.4           71.2
                                                ---------        -------        -------
Unrealized gains (losses) on securities
available-for-sale, net of reclassification
and Federal income tax expense (benefit)        $(1,018.1)        $116.4         $197.0
(1)	The reclassification adjustment for gains (losses) does not include the impact of associated adjustments to deferred acquisition costs and amounts required to satisfy policyholder commitments.

The "Foreign Currency Translation" component of other comprehensive income shown on the Consolidated Statements of Shareholders' Equity is net of Federal income tax expense (benefit) of $(10.7) million, $2.0 million and $(10.9) million for 1999, 1998 and 1997, respectively.

11. Acquisitions, Divestitures and Discontinued Operations

In April 1997, LNC completed the acquisition of Voyageur Fund Managers, Inc. ("Voyageur") for $74.0 million. While this includes cash paid out for expenses associated with the purchase, the bulk of the purchase price was covered by the issuance of 2,646,288 shares of LNC common stock to the previous owners of Voyageur. Purchase accounting has been applied to this acquisition resulting in intangible assets of $78.9 million. Voyageur's operating results are included in LNC's consolidated financial statements from the closing date.

On June 9, 1997, LNC announced that it agreed to sell its 83.3% ownership in American States Financial Corporation for $2.650 billion. As this sale resulted in an exit from the property-casualty business (previously a business segment), the financial data from the units being sold are shown as discontinued operations in the accompanying financial statements. June 9, 1997, is the measurement date for purposes of discontinued operations. Following the closing of this transaction on October 1, 1997, the gain on sale of $776.9 million ($1.225 billion pre-tax) was recorded within discontinued operations. LNC used these proceeds to repurchase $341.8 million, (4,993,281 shares) of its own common stock, retire $86.7 million of long-term debt, purchase a 49% ownership in Seguros Serfin Lincoln for $85.0 million, pay income taxes of $447.6 million related to the sale of discontinued operations and purchase a block of individual life insurance and annuity business for $1.643 billion (see below). The remainder was used to pay off a portion of LNC's short-term debt and to invest for general corporate purposes, then later used to fund a portion of the purchase of another block of individual life insurance business.

Net Income from discontinued operations was as follows:

                                                                           Nine Months Ended
                                                                               September 30,
                                                       (in millions)                    1997
--------------------------------------------------------------------------------------------
Revenue                                                                             $1,538.5
Benefits and expenses                                                                1,363.6
                                                                                    --------
Pre-tax net income                                                                     174.9
Federal income taxes                                                                    40.0
                                                                                    --------
Net income from discontinued
operations                                                                          $  134.9

On January 2, 1998, LNC acquired a block of individual life insurance and annuity business from CIGNA for $1.414 billion. Additional funds of $228.5 million were required to cover expenses associated with the purchase and to provide additional capital for the Life Insurance and Annuities segment to support this business. Funding used to complete this acquisition was from the proceeds of the sale of the property-casualty business in 1997 (see previous paragraph). This transaction was accounted for using purchase accounting and, accordingly, operating results generated by this block of business after the closing date are included in LNC's consolidated financial statements. At the time of closing, this block of business had liabilities, measured on a statutory basis, of $5.5 billion that became LNC's obligations. LNC also received assets measured on a historical statutory basis, equal to the liabilities. Subsequent to this acquisition, LNC announced that it had reached an agreement to sell the administration rights to a variable annuity portfolio that had been acquired as part of the block of business acquired on January 2, 1998. This sale closed on October 12, 1998 with an effective date of September 1, 1998. As of December 31, 1999, the application of purchase accounting to this block of business, net of the administration rights sold and amortization, resulted in goodwill and other intangible assets of $718.6 million and $433.7 million, respectively. The goodwill amount shown includes adjustments to the amount shown at December 31, 1998. These first quarter 1999 adjustments resulted from reaching final agreement with the seller as to the statutory accounting basis of the assets and liabilities transferred to LNC.

On October 1, 1998, LNC acquired a block of individual life insurance from Aetna for $1.0 billion. Funding used to complete this acquisition was primarily from public securities offered in 1998 (see Note 5). This transaction was accounted for using purchase accounting and, accordingly, the operating results generated by this block of business after the closing date are included in LNC's consolidated financial statements. At the time of closing, this block of business had liabilities, measured on a statutory basis, of $3.3 billion. These liabilities became LNC's obligations at the time of closing. At closing, LNC received assets, measured on a historical statutory basis, equal to the liabilities. On August 7, 1998, LNC announced that it had reached an agreement to sell the sponsored life business acquired as part of the Aetna block of business. The sale closed on October 14, 1998 with an effective date of October 1, 1998 at a sales price of $99.5 million. During 1997, after deducting the sponsored life income statement amounts, the Aetna block produced premiums and fees of $227.8 million and net income of $65.0 million on the basis of generally accepted accounting principles (prior to adjustments required by purchase accounting). As of December 31, 1999 the application of purchase accounting to this block of business, net of the sponsored life business and amortization, resulted in goodwill and other intangibles of $225.6 million and $775.2 million, respectively.

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

Year Ended December 31  (in millions, except per share data)      1998           1997
-------------------------------------------------------------------------------------
Revenue                                                       $6,469.4       $6,366.4
Income from continuing operations                                547.3          145.5
Net income                                                       547.3        1,057.3

Income from continuing operations per diluted share           $   2.69       $   0.70
Net income per diluted share                                      2.69           5.09

This proforma financial information is not necessarily indicative of the actual results that would have occurred had the purchases been made on January 1, 1997 or of the results which may occur in the future.

For the 1998 acquisitions noted above, other intangible assets represent the present value of future profits on the blocks of acquired insurance business. Goodwill is amortized over 40 years and other intangible assets are amortized over the expected lives of the business acquired.

On November 1, 1999, LNC closed its previously announced agreement to transfer a block of disability income business to MetLife. Under this indemnity reinsurance agreement, LNC transferred $490.4 million of cash to MetLife representing the statutory reserves transferred on this business, net of $18.5 million of purchase price consideration. A gain on sale of $56.7 million was deferred and will be recognized in future periods over the premium-paying period of the business.

On September 13, 1999, LNC announced that it had reached an agreement to purchase Alden Risk Management Services, the employer medical stop-loss business of the John Alden Life Insurance Company for $41.5 million in cash. The agreement also includes the purchase of a block of group life and accidental death and dismemberment business. The purchase closed on November 1, 1999. As of December 31, 1999, the application of purchase accounting to this block of business resulted in goodwill of $34.1 million and other intangible assets (i.e. present value of future service rights) of $13.7 million.

12. Restructuring Charges

During 1998, LNC implemented a restructuring plan relating to the integration of existing life and annuity operations with the new business operations acquired from CIGNA, and a second restructuring plan related to downsizing LNC's corporate center operations. The aggregate charges associated with these two unrelated restructuring plans totaled $34.3 million after-tax ($52.8 million pre-tax). These aggregate pre-tax costs include $19.6 million for employee severance and termination benefits, $9.9 million for asset impairments and $23.3 million for costs relating to exiting business activities. As of December 31, 1999, actual pre-tax costs of $50.0 million have been expended or written-off under these restructuring plans and a balance of $4.7 million pre-tax related to the downsizing of LNC's corporate center operations remains in the restructuring reserves for these 1998 plans. LNC anticipates that the remaining reserves will be utilized in completing this restructuring plan. Details of each of these 1998 restructuring plans are provided below.

During the first quarter of 1998, the operations of the Life Insurance and Annuities segment were restructured to downsize and integrate existing operations with the new business operations acquired from CIGNA. LNC recorded a charge of $30.8 million (pre-tax) related to this restructuring plan. This charge was included in Underwriting, Acquisition, Insurance and Other Expenses on the Consolidated Statement of Income for the year ended December 31, 1998. The overall objective of this restructuring plan is to downsize the existing life insurance operations in Fort Wayne, Indiana and to move the platform for these operations to Hartford, Connecticut. The restructuring plan identified $10.7 million (pre-tax) for severance and employee termination costs related to the elimination of 211 positions and $20.1 million (pre-tax) for the merging and closing of field offices and for the merging and reduction of duplicative policyholder administrative systems. These actions were required as part of this restructuring plan in order to eliminate redundancies in existing operations resulting from the acquisition of the CIGNA block of business. These restructuring activities are expected to be completed in early 2000. As of December 31, 1999, $32.7 million (pre-tax) was expended or written-off under this restructuring plan and all 211 positions have been eliminated. The amount of $1.9 million (pre-tax) that was expended in excess of the restructuring charge of $30.8 million pre-tax was expensed as incurred and reduced 1999 income from operations. Any additional expenditures made in 2000 will be expensed as incurred.

During the fourth quarter of 1998, LNC completed an organizational expense review that centered around the size and make-up of the parent company. LNC recorded a restructuring charge of $22 million (pre-tax) relating to the restructuring plan that resulted from this review. This charge was included in Underwriting, Acquisition, Insurance and Other Expenses on the Consolidated Statement of Income for the year ended December 31, 1998. The objectives of this restructuring plan are to realign the activities and functions conducted within the parent company, in light of the series of acquisitions and divestitures that LNC executed in recent years, and to reduce overall costs in response to increasing competitive pressures in the businesses that LNC operates. To achieve these objectives, the restructuring plan includes reductions in the number of corporate center employees along with a reduction in the size of LNC's facilities. The following activities and associated costs are included in this restructuring plan: (1) $8.9 million for severance and termination benefits related to the elimination of 143 positions, (2) $9.9 million for the write-off of leasehold improvements related to abandoned facilities and other impaired assets, and (3) $3.2 million for rents on abandoned facilities. All expenditures for severance and termination benefits under the plan are expected to be complete by the end of 2000. Expenditures for rents on abandoned facilities are expected to be complete by the end of 2004 consistent with the remaining lease commitment. As of December 31, 1999, $17.3 million (pre-tax) has been expended or written-off under this restructuring plan and 101 positions have been eliminated. LNC estimated a reduction in future expenses of $15 million to $20 million per year after the plan was fully implemented. The total annualized cost reduction achieved through December 31, 1999 was $19.5 million.

In 1999, LNC implemented three different restructuring plans relating to 1) the downsizing and consolidation of the operations of Lynch & Mayer, Inc., 2) the discontinuance of HMO excess-of-loss reinsurance programs and 3) the streamlining of Lincoln UK's operations. The aggregate charges associated with these three unrelated restructuring plans totaled $21.8 million after-tax ($31.8 million pre-tax). These aggregate pre-tax costs include $8.3 million for employee severance and termination benefits, $9.8 million for asset impairments and $13.7 million for costs relating to exiting business activities. As of December 31, 1999, actual pre-tax costs of $15.5 million have been expended or written-off under these restructuring plans. During the fourth quarter of 1999, $3.0 million (pre-tax) of the original charge recorded for the Lynch & Mayer, Inc. restructuring plan was reversed due primarily to a change in estimate for space cost. This reversal reduced the reported fourth quarter 1999 restructuring charges. In addition, during the fourth quarter of 1999, $1.5 million (pre-tax) associated with lease terminations was released into income. As of December 31, 1999, a balance of $13.3 million (pre-tax) remains in the restructuring reserves for these 1999 plans. LNC anticipates that the remaining reserves will be utilized in completing these restructuring plans. Details of each of these 1999 restructuring plans are provided below.

During the first quarter of 1999, LNC recorded a restructuring charge in its Investment Management segment of $12.1 million after-tax ($16.9 million pre-tax). The objective of this restructuring plan is to downsize and consolidate the back office operations of Lynch & Mayer, Inc. into Delaware Management Holdings, Inc., in order to reduce ongoing operating costs and eliminate redundant facilities within this business segment. This charge was included in Underwriting, Acquisition, Insurance and Other Expenses on the Consolidated Statement of Income for the year ended December 31, 1999. The restructuring plan identified the following activities and associated costs to achieve the objectives of the restructuring plan: (1) severance and termination benefits of $2.8 million related to the elimination of 34 positions, (2) write-off of impaired assets of $9.8 million and (3) other costs of $4.3 million. Expenditures and write-offs under the restructuring plan began in the first quarter of 1999. During the fourth quarter of 1999, LNC determined that part of rent expense related to abandoned office space included in (3) above would not be incurred due to the landlord allowing Lynch & Mayer to surrender the lease, rather than to sublease the space. As a result, the original estimate was reduced by $3.0 million (pre-tax). This reduction was recorded in the fourth quarter of 1999 as a reversal to the restructuring charge and related reserve. All remaining expenditures under this restructuring charge are expected to be complete by the second quarter of 2000. As of December 31, 1999, $13.4 million (pre-tax) has been expended or written-off under this restructuring plan and all 34 positions have been eliminated under the restructuring plan. In addition, during the fourth quarter of 1999, $1.5 million (pre-tax) associated with lease terminations was released into income.

LNC discontinued writing new HMO excess-of-loss reinsurance programs in the third quarter of 1999. Consequently, during the third quarter of 1999, LNC recorded within its Reinsurance segment a charge of $3.2 million after-tax ($4.9 million pre-tax) for employee severance and termination benefits, and other costs related to the discontinuance of the business. The restructuring plan identified the following activities and associated costs to achieve the objectives of the restructuring plan: (1) severance and termination benefits of $2.4 million related to the elimination of 71 positions and (2) other costs of $2.5 million. This charge was included in Underwriting, Acquisition, Insurance and Other Expenses on the Consolidated Statement of Income for the year ended December 31, 1999. Activities under the restructuring plan began in the third quarter of 1999 with expenditures expected to be paid out under this restructuring plan as the discontinuance of this line of business is completed. As of December 31, 1999, $0.9 million (pre-tax) has been expended under this restructuring plan and 16 positions have been eliminated.

During the fourth quarter of 1999, LNC recorded a restructuring charge in its Lincoln UK segment of $6.5 million after-tax ($10.0 million pre-tax). The objective of this restructuring plan is to reduce operating costs by consolidating and eliminating redundant staff functions and facilities. This charge was included in Underwriting, Acquisition, Insurance and Other Expenses on the Consolidated Statement of Income for the year ended December 31, 1999. The restructuring plan identified the following activities and associated costs to achieve the objectives of the restructuring plan: (1) severance and termination benefits of $3.9 million related to the elimination of 119 positions and (2) other costs of $6.1 million primarily related to the remaining lease payments on closed facilities. Expenditures and write-offs under the restructuring plan began in the fourth quarter of 1999 and are expected to be complete by the second quarter of 2001. As of December 31, 1999, $1.2 million (pre-tax) has been expended or written-off under this restructuring plan and 35 positions have been eliminated.

Report of Ernst & Young LLP, Independent Auditors

Board of Directors
Lincoln National Corporation

We have audited the accompanying consolidated balance sheets of Lincoln National Corporation as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lincoln National Corporation at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

Ernst & Young LLP

Philadelphia, Pennsylvania
January 31, 2000

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

There have been no disagreements with LNC's independent auditors which are reportable pursuant to Item 304 of Regulation S-K.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information for this item relating to directors of LNC is incorporated by reference to the sections captioned "NOMINEES FOR DIRECTOR", "DIRECTORS CONTINUING IN OFFICE" and "COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES AND EXCHANGE ACT OF 1934", of LNC's Proxy Statement for the Annual Meeting scheduled for May 11, 2000.

Executive Officers of the Registrant as of March 1, 2000 were as follows:

Name	Age**	Position with LNC and Business Experience During the Past Five Years
Jon A. Boscia	48	President, Chief Executive Officer and Director, LNC (since 1998). Chief Executive Officer, Lincoln Life* (1996 -1998). President, Chief Operating Officer, Lincoln Life* (1994-1996).
Bernard G. Brown	49	Managing Director, Lincoln National (UK)* (since 1998). Operations Director, Lincoln National (UK)* (1995-1998).
George E. Davis	57	Senior Vice President, LNC (since 1993).
John H. Gotta	50	Chief Executive Officer - Life Insurance, Lincoln Life* (since 1999). Senior Vice President, Lincoln Life* (1998-1999).
Charles E. Haldeman	51	President, Chief Executive Officer and Director, LNIC and President and Chief Executive Officer, Delaware (since 2000).
Jack D. Hunter	63	Executive Vice President, LNC (since 1986). General Counsel (since 1971).
Barbara S. Kowalczyk	49	Senior Vice President, LNC (since 1994).
Stephen H. Lewis	56	Chief Executive Officer - Annuities, Lincoln Life* (since 1999). Senior Vice President, Lincoln Life* (1995-1999). President, First Penn (1987-1995).
H. Thomas McMeekin	47	Executive Vice President, LNC (since 1994). President, LNIC (1994-1996),
Lawrence T. Rowland	48	President and Chief Executive Officer, LNRAC and other Lincoln Re affiliates* (since 1996). Senior Vice President, LNRAC (1995-1996).
Casey J. Trumble	46	Senior Vice President and Chief Accounting Officer, LNC (since November 1998). Vice President, LNC (1994-November 1998).
Richard C. Vaughan	50	Executive Vice President and Chief Financial Officer, LNC (since 1995).

* Denotes a subsidiary of LNC.

** Age shown is based on nearest birthdate to March 1, 2000.

There is no family relationship between any of the foregoing executive officers, all of whom are elected annually.

Item 11. Executive Compensation

Information for this item is incorporated by reference to the section captioned "EXECUTIVE COMPENSATION" of LNC's Proxy Statement for the Annual Meeting scheduled for May 11, 2000.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information for this item is incorporated by reference to the sections captioned "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS" and "SECURITY OWNERSHIP OF DIRECTORS, NOMINEES AND EXECUTIVE OFFICERS" of LNC's Proxy Statement for the Annual Meeting scheduled for May 11, 2000.

Item 13. Certain Relationships and Related Transactions

Information for this item is incorporated by reference to the section captioned "TERMINATION OF EMPLOYMENT ARRANGEMENT" of LNC's Proxy Statement for the Annual Meeting scheduled for May 11, 2000.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

Item 14(a)(1) Financial Statements

The following consolidated financial statements of Lincoln National Corporation are included in Item 8:

Consolidated Balance Sheets - December 31, 1999 and 1998

Consolidated Statements of Income - Years ended December 31, 1999, 1998 and 1997

Consolidated Statements of Shareholders' Equity - Years ended December 31, 1999, 1998 and 1997

Consolidated Statements of Cash Flows - Years ended December 31, 1999, 1998 and 1997

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

Item 14(a)(3) Listing of Exhibits

The following exhibits of Lincoln National Corporation are included in Item 14 - Note: The numbers preceding the exhibits correspond to the specific numbers within Item 601 of Regulation S-K.):

3(a)	The Articles of Incorporation of LNC as last amended effective May 12, 1994 is incorporated by reference to Exhibit 3(a) of LNC's Form 10-K for the year ended December 31, 1998, filed with the Commission on March 11, 1999.
3(b)	The Bylaws of LNC as last amended January 13, 2000.
4(a)	Indenture of LNC dated as of January 15, 1987 is incorporated by reference to Exhibit 4(a) of LNC's Form 10-K for the year ended December 31, 1994, filed with the Commission March 27, 1995.
4(b)	First Supplemental Indenture dated as of July 1, 1992, to Indenture of LNC dated as of January 15, 1987 is incorporated by reference to Exhibit 4(b) of LNC's Form 10-K for the year ended December 31, 1996, filed with the Commission on March 13, 1997.
4(c)	Specimen Notes for 7 1/8% Notes due July 15, 1999 and for 7 5/8% Notes due July 15, 2002 are incorporated by reference to Exhibit 4(c) of LNC's Form 10-K for the year ended December 31, 1996, filed with the Commission on March 13, 1997.
4(d)	Rights Agreement of LNC as last amended November 14, 1996 is incorporated by reference to LNC's Form 8-K filed with the Commission on November 22, 1996.
4(e)	Indenture of LNC dated as of September 15, 1994, between LNC and The Bank of New York, as Trustee is incorporated by reference to Exhibit 4(e) of LNC's Form 10-K for the year ended December 31, 1998, filed with the Commission on March 11, 1999.
4(f)	Form of Note is incorporated by reference to Exhibit 4(d) to LNC's Registration Statement on FormS-3/A (commission File No. 33-55379), filed with the Commission on September 15, 1994.
4(g)	Form of Zero Coupon Security 4(d) to LNC's Registration Statement on Form S-3/A (Commission File No. 33-55379), filed with the Commission on September 15, 1994.
4(h)	Specimen of LNC's 9 1/8% Debentures due October 1, 2024 is incorporated by reference to Schedule I of LNC's Form 8-K filed with the commission on September 29, 1994.
4(i)	Specimen of LNC's 7 1/4% Debenture due May 15, 2005 is incorporated by reference to Schedule III of LNC's Form 8-K filed with the Commission on May 17, 1995.
4(j)	Junior Subordinated Indenture dated as of May 1, 1996 between LNC and The First National Bank of Chicago is incorporated by reference to Exhibit 4(j) of LNC's Form 10-K for the year ended December 31, 1996, filed with the Commission on March 13, 1997.
4(k)	Guarantee Agreement for Lincoln National Capital i is incorporated by reference to Exhibit 4(k) of LNC's Form 10-K for the year ended December 31, 1996, filed with the Commission on March 13, 1997.
4(l)	Guarantee Agreement for Lincoln National Capital II is incorporated by reference to Exhibit 4(l) of LNC's form 10-K for the year ended December 31, 1996, filed with the Commission on March 13, 1997.
4(m)	Form of Lincoln National Capital I 8.75% Cumulative Quarterly Income Preferred Securities, Series A (Commission File No. 333-04133) is incorporated by reference to Exhibit 4(m) to LNC's Form 10-K for the year ended December 31, 1996, filed with the Commission on March 13, 1997.
4(n)	Form of Lincoln National Capital II 8.35% Trust Originated Preferred Securities, Series B (Commission File No. 333-04133) is incorporated by reference to Exhibit 4(n) to LNC's Form 10-K for the year ended December 31, 1996, filed with the Commission on March 13, 1997.
4(o)	Form of Amended and Restated Declaration of Trust for Lincoln National Capital I and Lincoln National Capital II between LNC, as depositor, The First National Bank of Chicago, as property trustee, First Chicago Delaware, Inc., as Delaware trustee, and certain administrative trustees is incorporated by reference to Exhibit 4(o) of LNC's Registration Statement (Commission File No. 333-4133) filed with the commission on May 21, 1996.
4(p)	Specimen of 6 1/2% Notes due March 15, 2008 incorporated by reference to Exhibit 4.1 LNC's Form 8-K filed with the commission on March 24, 1998.
4(q)	Specimen of 7% Notes due March 15, 2018 incorporated by reference to Exhibit 4.2 of LNC's Form 8-K filed with the Commission on March 24, 1998.
4(r)	Amended and Restated Trust Agreement for Lincoln National Capital III between LNC, as depositor, The First National Bank of Chicago, as property trustee, First Chicago Delaware, Inc. as Delaware trustee, and the administrative trustees is incorporated by reference to Exhibit 4.1 of LNC's Form 8-K filed with the Commission on July 30, 1998.
4(s)	Form of 7.40% Trust Originated Preferred Securities, Series C, of Lincoln National Capital III is incorporated by reference to Exhibit 4.2 of LNC's Form 8-K filed with the Commission on July 30, 1998.
4(t)	Guarantee Agreement for Lincoln National Capital III is incorporated by reference to Exhibit 4.4 of LNC's Form 8-K filed with the Commission on July 30, 1998.
4(u)	Amended and Restated Trust Agreement for Lincoln National Capital IV between LNC, as depositor, The First National Bank of Chicago, a property trustee, First Chicago Delaware Inc., as Delaware trustee, and the administrative trustees is incorporated by reference to Exhibit 4.1 of LNC's Form 8-K filed with the Commission on August 27, 1998.
4(v)	Form of Income Prides Certificate of Lincoln National Capital IV is incorporated by reference to Exhibit 4.7 of LNC's Form 8-K filed with the Commission on August 27, 1998.
4(w)	Form of Growth Prides Certificates of Lincoln National Capital IV is incorporated by reference to Exhibit 4.8 of LNC's Form 8-K filed with the Commission on August 27, 1998.
4(x)	Guarantee Agreement for Lincoln National Capital IV is incorporated by reference to Exhibit 4.5 of LNC's Form 8-K filed with the Commission on August 27, 1998.
4(y)	Purchase Contract Agreement between LNC and The First National Bank of Chicago, as Purchase Contract Agent, relating to Lincoln National Capital IV is incorporated by reference to Exhibit 4.6 of LNC's Form 8-K filed with the Commission on August 27, 1998.
4(z)	Pledge Agreement among LNC, The Chase Manhattan Bank, as agent, and The First National Bank of Chicago, as Purchase Agent, relating to Lincoln National Capital IV is incorporated by reference to Exhibit 4.9 of LNC's Form 8-K filed with the Commission on August 27, 1998.
10(a)*	The Lincoln National Corporation 1986 Stock Option Incentive Plan is incorporated by reference to Exhibit 10(a) of LNC's Form 10-K for the year ended December 31, 1998, filed with the Commission on March 11, 1999.
10(b)*	The Lincoln National Corporation Executives' Salary Continuation Plan as last amended January 1, 1992 is incorporated by reference to Exhibit 10(c) LNC's Form 10-K for the year ended December 31, 1997, filed with the Commission on March 18, 1998.
10(c)*	The Lincoln National Corporation Executive Value Sharing Plan as Amended and Restated effective January 1, 1994 is incorporated by reference to Exhibit 10(c) of LNC's Form 10-K for the year ended December 31, 1998, filed with the Commission on March 11, 1999.
10(d)*	Lincoln National Corporation Executives' Severance Benefit Plan as Amended and Restated effective November 9, 1995 is incorporated by reference to Exhibit 10(e) of LNC's Form 10-K for the year ended December 31, 1995, filed with the Commission on March 27, 1996.
10(e)*	The Lincoln National Corporation Outside Directors Retirement Plan as last amended effective March 15, 1990 is incorporated by reference to Exhibit 10(f) of LNC's Form 10-K for the year ended December 31, 1995, filed with the Commission on March 27, 1996.
10(f)*	The Lincoln National Corporation Outside Directors Benefits Plan is incorporated by reference to Exhibit 10(g) of LNC's Form 10-K for the year ended December 31, 1997, filed with the Commission on March 18, 1998.
10(g)*	Lincoln National Corporation Directors' Value Sharing Plan as last amended effective May 14, 1998 is incorporated by reference to Exhibit 10(a) of LNC's Form 10-Q for the quarter ended September 30, 1999, filed with the Commission on November 3, 1999.
10(h)*	Lincoln National Corporation Executive Deferred Compensation Plan for Employees (Commission File No. 33-51721) as last amended effective February 16, 1998 is incorporated by reference to Exhibit 10(i) of LNC's Form 10-K for the year ended December 31, 1997, filed with the Commission on March 18, 1998.
10(i)*	Lincoln National Corporation 1993 Stock Plan for Non-Employee Directors (Commission File No. 33-58113) as last amended effective November 11, 1998 is incorporated by reference to Exhibit 10(i) of LNC's Form 10-K for the year ended December 31, 1998, filed with the Commission on March 11, 1999.
10(j)*	Lincoln National Corporation Executives' Excess Compensation Benefit Plan is incorporated by reference to Exhibit 10(j) of LNC's Form 10-K for the year ended December 31, 1998, filed with the Commission on March 11, 1999.
10(k)	First Amendment to Lincoln National Corporation Executives' Excess Compensation Benefit Plan effective December 22, 1999.
10(l)*	Lincoln National Corporation 1997 Incentive Compensation Plan as last amended effective May 13, 1999 is incorporated by reference to Exhibit 10(a) of LNC's Form 10-Q for the quarter ended June 30, 1999, filed with the Commission on August 4, 1999.
10(m)	Descriptions of compensation arrangements with Executive Officers - Agreement, Waiver and General Release - Gabriel L. Shaheen dated December 15, 1999.
10(n)	Lease and Agreement dated August 1, 1984, with respect to LNL's Home Office property located at Magnavox Way, Fort Wayne, Indiana are incorporated by reference to Exhibit 10(m) of LNC's Form 10-K for the year ended December 31, 1995, filed with the Commission on March 27, 1996.
10(o)	Lease and Agreement dated August 1, 1984, with respect to LNL's Home Office properties located at Clinton Street and Harrison Street, Fort Wayne, Indiana are incorporated by reference to Exhibit 10(n) of LNC's Form 10-K for the year ended December 31, 1995, filed with the Commission on March 27, 1996.
10(p)	Form of Lease and Agreement dated March 1, 1999, with respect to LNC's Corporate Office located at Centre Square West, 1500 Market Street, Suite 3900, Philadelphia, Pennsylvania.
10(q)	Agreement of Lease dated February 17, 1998, with respect to Lincoln Life's life products headquarters located at 350 Church Street, Hartford, Connecticut is incorporated by reference to Exhibit 10(q) of LNC's Form 10-K for the year ended December 31, 1997, filed with the Commission on March 18, 1998.
10(r)	Lease and Agreement dated December 10, 1999 with respect to Delaware Management Holdings, Inc. for Home Office property located at One Commerce Square, Philadelphia, Pennsylvania.
10(s)	Sublease and Agreement dated December 10, 1999 by and between Delaware Management Holdings, Inc. and New York Central Lines LLC for property located at Two Commerce Square, Philadelphia, Pennsylvania.
10(t)	Consent to Sublease dated December 10, 1999 with respect to Delaware Management Holdings, Inc. for property located at Two Commerce Square and Philadelphia Plaza Phase II, Philadelphia, Pennsylvania.

* This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14 of this report.

12  Historical Ratio of Earnings to Fixed Charges.

21  List of Subsidiaries of LNC.

23  Consent of Ernst & Young LLP, Independent Auditors.

27  Financial Data Schedule.

Item 14(b)

During the fourth quarter of 1999, no reports on Form 8-K were filed with the Commission.

Item 14(c)

The exhibits of Lincoln National Corporation are listed in Item 14(a)(3) above.

Item 14(d)

The financial statement schedules for Lincoln National Corporation follow on pages 83 through 89.

LINCOLN NATIONAL CORPORATION

SCHEDULE I - SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN
RELATED PARTIES

December 31, 1999                (000s omitted)
------------------------------------------------------------------------------------------------------
Column A                                                       Column B       Column C       Column D
------------                                                 -----------    -----------   -------------
                                                                                                 Amount
                                                                                               at Which
                                                                                           Shown in the
Type of Investment                                               Cost          Value      Balance Sheet
------------------------                                     -----------    -----------   -------------
Fixed maturity securities available-for-sale:

Bonds:
United States government and government
agencies and authorities                                      $   552,451    $   538,281    $   538,281
States, municipalities and political subdivisions                  15,258         14,677         14,677
Asset/Mortgage-backed securities                                4,474,556      4,403,950      4,403,950
Foreign governments                                             1,383,897      1,447,531      1,447,531
Public utilities                                                3,132,050      3,051,712      3,051,712
Convertibles and bonds with warrants attached                      38,241         38,528         38,528
All other corporate bonds                                      18,589,882     18,029,219     18,029,219
Redeemable preferred stocks                                       170,722        164,715        164,715
                                                              -----------    -----------    -----------
Total                                                          28,357,057     27,688,613     27,688,613

Equity securities available-for-sale:

Common stocks:
Public Utilities                                                    7,951         13,865         13,865
Banks, trusts and insurance companies                              24,382         22,812         22,812
Industrial, miscellaneous and all other                           347,694        477,817        477,817
Nonredeemable preferred stocks                                    101,504         89,460         89,460
                                                              -----------    -----------    -----------
Total Equity Securities                                           481,531        603,954        603,954

Mortgage loans on real estate:                                  4,740,088                     4,735,397

Real estate:
Investment properties                                             246,290                       246,290
Acquired in satisfaction of debt                                    9,912                         9,912

Policy Loans                                                    1,892,392                     1,892,392

Other investments                                                 401,826                       401,826
                                                              -----------                   -----------
Total Investments                                             $36,129,096                   $35,578,384
(1)	Investments deemed to have declines in value that are other than temporary are written down or reserved for to reduce the carrying value to their estimated realizable value.

LINCOLN NATIONAL CORPORATION

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEETS

Lincoln National Corporation (Parent Company Only)

December 31                (000's omitted)           1999           1998
------------------------------------------------------------------------
Assets:
Investments in subsidiaries *                  $4,585,327     $5,642,793
Investments                                       134,444         35,717
Investment in unconsolidated affiliate             25,824         18,811
Cash and invested cash **                         349,477        495,612
Property and equipment                              2,928          4,437
Accrued investment income                           1,020          1,774
Receivable from subsidiaries *                    223,000        153,300
Dividends receivable from subsidiaries *           20,500          6,500
Loans to subsidiaries *                         1,405,533      1,305,028
Goodwill                                           62,447         65,217
Federal income taxes recoverable                   82,311         31,365
Other assets                                       77,732         80,079
                                               ----------     ----------
Total Assets                                   $6,970,543     $7,840,633

Liabilities and Shareholders' Equity

Liabilities:
Cash collateral on loan securities             $  186,447     $   50,625
Dividends payable                                  56,157         55,074
Short-term debt                                   272,451        149,956
Long-term debt                                    711,939        711,671
Loans from subsidiaries *                       1,318,867      1,291,714
Federal income taxes payable                           --             --
Accrued expenses and other liabilities            160,814        193,652
                                               ----------     ----------

Total Liabilities                               2,706,675      2,452,692

Shareholders' Equity
Series A preferred stock                              948          1,083
Common stock                                    1,007,099        994,472
Retained earnings                               3,691,470      3,790,038
Foreign currency translation adjustment            30,049         49,979
Net unrealized gain (loss) on securities
available-for-sale [including unrealized
gain (loss) of subsidiaries and discontinued
operations: 1999 - $(477,359);
1998 - $531,138]                                 (465,698)       552,369
                                               ----------     ----------
Total Shareholders' Equity                      4,263,868      5,387,941
                                               ----------     ----------
Total Liabilities and Shareholders' Equity     $6,970,543     $7,840,633
*	Eliminated in consolidation.
**	Includes short-term funds invested in behalf on LNC's subsidiaries.

These condensed financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes of Lincoln National Corporation (see pages 38 through 76).

LINCOLN NATIONAL CORPORATION

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

STATEMENTS OF INCOME

Lincoln National Corporation (Parent Company Only)

Year Ended December 31           (000s omitted)              1999           1998           1997
------------------------------------------------------------------------------------------------
Revenue:
Dividends from subsidiaries*                              $584,226       $268,454       $250,725
Interest from subsidiaries*                                 80,395         44,068         22,807
Equity in earnings of unconsolidated affiliate               3,807          1,636             --
Net investment income                                       28,689         48,597         38,108
Realized gain (loss) on investments                         13,311          1,001         (1,403)
Gain on sale of subsidiaries and
discontinued operations                                         --             --      1,192,226
Other                                                        5,760          2,202          1,180
                                                          --------       --------       --------
Total Revenue                                              716,188        365,958      1,503,643

Expenses:

Operating and administrative                                15,090         41,922         36,540
Interest-subsidiaries*                                      23,820         32,251         25,703
Interest-other                                             117,941        106,059         85,512
                                                          --------       --------       --------
Total Expenses                                             156,851        180,232        147,755
                                                          --------       --------       --------

Income before Federal Income Tax Expense
(Benefit), Equity in Income of Subsidiaries
and Discontinued Operations, Less Dividends                559,337        185,726      1,355,888

Federal income tax expense (benefit)                       (16,899)       (28,891)       389,791
                                                          --------       --------       --------
Income Before Equity in Income of Subsidiaries
and Discontinued Operations, Less Dividends                576,236        214,617        966,097

Equity in income of subsidiaries and
discontinued operations, less dividends                   (115,882)       295,158        (32,109)
                                                          --------       --------       --------
Net Income                                                $460,354       $509,775       $933,988
*	Eliminated in consolidation.

These condensed financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes of Lincoln National Corporation (see pages 38 through 76).

LINCOLN NATIONAL CORPORATION

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

STATEMENTS OF CASH FLOWS

Lincoln National Corporation (Parent Company Only)

Year Ended December 31         (000s omitted)                 1999           1998           1997
------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net Income                                                $460,354     $  509,775     $  933,988

Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Equity in income of subsidiaries and
discontinued operations less than
(greater than) distributions*                              103,060       (288,784)        18,950
Equity in undistributed earnings of
unconsolidated affiliates                                   (3,807)        (1,636)            --
Realized (gain) loss on investments                         13,311         (1,001)         1,403
Gain on sale of subsidiaries/
discontinued operations                                         --             --     (1,192,226)
Tax on sale of discontinued operations                          --             --        415,354
Other                                                       (3,381)       (66,445)        26,038
                                                          --------     ----------     ----------
Net Adjustments                                            109,183       (357,866)      (730,481)
                                                          --------     ----------     ----------
Net Cash Provided by Operating Activities                  569,537        151,909        203,507

Cash Flows from Investing Activities:
Net sales (purchases) of investments                      (113,449)       188,938          4,157
Cash collateral on loaned securities                       135,822        (73,063)       (21,906)
Decrease (increase) in investment
in subsidiaries*                                           (75,242)      (159,458)      (116,824)
Sale of (investment in) unconsolidated affiliate            (7,013)            --        (68,959)
Sale of discontinued operations                                 --       (124,151)       822,500
Net (purchase) sale of property and equipment                1,620           (256)        (1,417)
Other                                                      (88,982)       (36,831)        (1,096)
                                                          --------     ----------     ----------
Net Cash Provided by (Used in) Investing Activities       (147,244)      (204,821)       616,455

Cash Flows from Financing Activities:
Decrease in long-term debt (includes payments and
(transfer to short-term debt)                                   --        (99,737)       (86,338)
Issuance of long-term debt                                     268        299,198             --
Net increase (decrease) in short-term debt                 122,495         67,189         13,056
Increase in loans from subsidiaries*                        27,153        251,283        454,311
Decrease (increase) in loans to subsidiaries*             (100,505)    (1,272,729)       414,669
Decrease (increase) in receivables from
subsidiaries                                               (69,700)       280,280        (23,000)
Common stock issued for benefit plans                       48,015         48,747         33,199
Retirement of common stock                                (377,719)       (46,871)      (327,585)
Dividends paid to shareholders                            (218,435)      (209,016)      (201,927)
                                                          --------     ----------     ----------

Net Cash Provided by (Used in) Financing Activities       (568,428)      (681,656)       276,385
                                                          --------     ----------     ----------
Net Increase (Decrease) in Cash                           (146,135)      (734,568)     1,096,347

Cash and Invested Cash at beginning-of-year                495,612      1,230,180        133,833
                                                          --------     ----------     ----------
Cash and Invested Cash at End-of-Year                     $349,477     $  495,612     $1,230,180
*	Eliminated in consolidation.

These condensed financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes of Lincoln National Corporation (see pages 38 through 76).

LINCOLN NATIONAL CORPORATION

SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION

         Column A                                Column B       Column C       Column D       Column E       Column F
         --------                            ------------   ------------   ------------   ------------   ------------
                                                               Insurance                  Other Policy
                                                 Deferred     Policy and                    Claims and
                                              Acquisition          Claim       Unearned       Benefits        Premium
         Segment                                    Costs       Reserves       Premiums        Payable     Revenue (1)
         --------                            ------------   ------------   ------------   ------------   ------------
Year Ended December 31, 1999
Life Insurance and Annuities                   $1,715,787    $15,016,751    $        --    $        --     $1,575,876
Lincoln UK                                        679,709      1,642,891             --             --        354,525
Reinsurance                                       331,268      4,392,121             --             --      1,439,177
Investment Management                                  --             --             --             --             --
Other (incl. consol. adj's.)                       73,526       (126,995)            --             --         49,542
                                               ----------    -----------     ----------     ----------     ----------
Total                                          $2,800,290    $20,924,768     $       --     $       --     $3,419,120
Year Ended December 31, 1998
Life Insurance and Annuities                   $  961,617    $14,511,011     $       --     $       --     $1,285,232
Lincoln UK                                        636,254      1,498,821             --             --        339,518
Reinsurance                                       315,477      4,238,609             --             --      1,224,887
Investment Management                                  --             --             --             --             --
Other (incl. consol. adj's.)                       51,018       (108,459)            --             --         45,561
                                               ----------    -----------     ----------     ----------     ----------
Total                                          $1,964,366    $20,139,982     $       --     $       --     $2,895,198
Year Ended December 31, 1997
Life Insurance and Annuities                   $  736,762    $ 6,418,417     $       --     $       --     $  747,244
Lincoln UK                                        563,080      1,442,768             --             --        336,721
Reinsurance                                       281,062      3,513,311             --             --      1,036,126
Investment Management                                  --             --             --             --             --
Other (incl. consol. adj's.)                       42,941       (108,224)            --             --         40,797
                                               ----------    -----------     ----------     ----------     ----------
Total                                          $1,623,845    $11,266,272     $       --     $       --     $2,160,888

         Column G                                Column H       Column I       Column J       Column K       Column L
         --------                            ------------   ------------   ------------   ------------   ------------
                                                                        Amortization of
                                                      Net               Deferred Policy          Other
                                               Investment                   Acquisition      Operating       Premiums
         Segment                                Income (2)      Benefits          Costs    Expenses (2)       Written
         --------                            ------------   ------------   ------------   ------------   ------------
Year Ended December 31, 1999
Life Insurance and Annuities                   $2,356,387     $2,223,410       $187,679     $1,023,333     $       --
Lincoln UK                                         75,257        306,221         74,599        165,853             --
Reinsurance                                       310,326      1,231,327         36,990        500,265             --
Investment Management                              56,868             --             --        418,325             --
Other (incl. consol. adj's.)                        8,674         44,066          8,070         13,598             --
                                               ----------     ----------       --------     ----------     ----------
Total                                          $2,807,512     $3,805,024       $307,338     $2,121,374     $       --
Year Ended December 31, 1998
Life Insurance and Annuities                   $2,184,334     $2,063,600       $197,786     $  858,684     $       --
Lincoln UK                                         87,930        150,963        130,815         51,087             --
Reinsurance                                       307,784      1,059,796         64,788        295,593             --
Investment Management                              65,385             --             --        427,882             --
Other (incl. consol. adj's.)                       35,973         54,506         10,490         23,675             --
                                               ----------     ----------       --------     ----------     ----------
Total                                          $2,681,406     $3,328,865       $403,879     $1,656,921     $       --
Year Ended December 31, 1997
Life Insurance and Annuities                   $1,770,784     $1,585,598       $176,218     $  508,428     $       --
Lincoln UK                                         85,132        339,637        134,677         49,797             --
Reinsurance                                       284,430      1,205,515         67,224        319,211             --
Investment Management                              72,333             --             --        421,742             --
Other (incl. consol. adj's.)                       38,085         60,983         10,271        (15,703)            --
                                               ----------     ----------       --------     ----------     ----------
Total                                          $2,250,764     $3,191,733       $388,390     $1,283,475     $       --
(1)	Includes insurance fees on universal life and other interest sensitive products
(2)	The allocation of expenses between investments and other operations are based on a number of assumptions and estimates. Results would change if different methods were applied.

LINCOLN NATIONAL CORPORATION

SCHEDULE IV - REINSURANCE

Column A                                          Column B       Column C       Column D       Column E       Column F
-----------                                  -------------  -------------  -------------  -------------  -------------
                                                                                                            Percentage
                                                                    Ceded        Assumed                     of Amount
                                                     Gross       to Other     from Other                       Assumed
Description                                         Amount      Companies      Companies     Net Amount         to Net
-----------                                  -------------  -------------  -------------  -------------  -------------
                                                                          (000s omitted)
                                             -------------------------------------------------------------------------
Year Ended December 31, 1999
Individual life insurance in force           $221,300,000   $171,100,000   $295,300,000   $345,500,000           85.5%

Premiums:
Life insurance and annuities (1)             $  2,363,373   $    458,798   $    816,046   $  2,720,621           30.0%
Health insurance                                  167,489        162,202        693,212        698,499           99.2%
                                            -------------  -------------  -------------  -------------
Total                                        $  2,530,862   $    621,000   $  1,509,258   $  3,419,120

Year Ended December 31, 1998

Individual life insurance in force           $197,900,000   $108,100,000   $203,700,000   $293,500,000           69.4%
Premiums:
Life insurance and annuities (1)             $  2,182,847   $    573,532   $    650,807   $  2,260,122           28.8%
Health insurance                                  147,940        121,848        608,984        635,076           95.9%
                                            -------------  -------------  -------------  -------------
Total                                        $  2,330,787   $    695,380   $  1,259,791   $  2,895,198

Year Ended December 31, 1997

Individual life insurance in force           $125,800,000   $ 37,300,000   $124,000,000   $212,500,000           58.4%
Premiums:
Life insurance and annuities (1)             $  1,235,085   $    196,929   $    550,173   $  1,588,329           34.6%
Health insurance                                  161,693        118,083        528,949        572,559           92.4%
                                            -------------  -------------  -------------  -------------
Total                                        $  1,396,778   $    315,012   $  1,079,122   $  2,160,888
(1)	Includes insurance fees on universal life and other interest-sensitive products.

LINCOLN NATIONAL CORPORATION

SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS

Column A                                          Column B            Column C                 Column D       Column E
-----------                                  -------------  ----------------------------  -------------  -------------
                                                               Additions
                                                                             Charged to
                                               Balance at     Charged to          Other                       Balance
                                                Beginning          Costs      Accounts-    Deductions-         at End
Description                                     of Period    Expenses (1)      Describe    Describe (2)     of Period
-----------                                  -------------  -------------  -------------  -------------  -------------
                                                                          (000s omitted)
                                             -------------------------------------------------------------------------
Year Ended December 31, 1999
Deducted from Asset Accounts:
Reserve for Mortgage Loans on real estate         $ 4,794         $  807            $--        $  (910)        $4,691
Reserve for Real Estate                                --             --             --             --             --

Included in Other Liabilities:
Investment Guarantees                                 323             --             --             --            323

Year Ended December 31, 1998

Deducted from Asset Accounts:
Reserve for Mortgage Loans
on real estate                                     $5,019           $675            $--        $  (900)        $4,794
Reserve for Real Estate                             1,500             --             --         (1,500)            --

Included in Other Liabilities:
Investment Guarantees                                 790             --             --           (467)           323

Year Ended December 31, 1997

Deducted from Asset Accounts:
Reserve for Mortgage Loans
on real estate                                    $12,385         $1,778            $--        $(9,144)        $5,019
Reserve for Real Estate                             3,000             --             --         (1,500)         1,500

Included in Other Liabilities:
Investment Guarantees                               1,775             --             --           (985)           790
(1)	Excludes charges for the direct write-offs of assets.
(2)	Deductions reflect sales or foreclosures of the underlying holdings.

LINCOLN NATIONAL CORPORATION
EXHIBIT INDEX FOR THE ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 1999

Exhibit
Number		Page
3(a)	Articles of Incorporation dated as of May 12, 1994.*
3(b)	Bylaws of LNC as last amended January 13, 2000.	92
4(a)	Indenture of LNC dated as of January 15, 1987.*
4(b)	LNC First Supplemental Indenture dated July 1, 1992, to
Indenture of LNC dated as of January 15, 1987.*
4(c)	Specimen Notes for 7 1/8% Notes due July 15, 1999 and
7 5/8% Notes due July 15, 2002.*
4(d)	Rights Agreement dated November 14, 1996.*
4(e)	Indenture of LNC dated as of September 15, 1994.*
4(f)	Form of Note dated as of September 15, 1994.*
4(g)	Form of Zero Coupon Security dated as of September 15, 1994.*
4(h)	Specimen Debenture for 9 1/8% Notes due October 1, 2024.*
4(i)	Specimen of 7 1/4% Debenture due May 15, 2005.*
4(j)	Junior Subordinated Indenture of LNC as of May 1, 1996.*
4(k)	Guarantee Agreement for Lincoln National Capital I.*
4(l)	Guarantee Agreement for Lincoln National Capital II.*
4(m)	Form of Lincoln National Capital i Preferred Securities, Series A.*
4(n)	Form of Lincoln National Capital II Preferred Securities, Series B.*
4(o)	Declaration of Trust for Lincoln National Capital I.*
4(p)	Specimen Notes for 6 1/2% Notes due March 15, 2008.*
4(q)	Specimen Notes for 7% Notes due March 15, 2018.*
4(r)	Trust Agreement for Lincoln National Capital III.*
4(s)	Form of Lincoln National Capital III Preferred Securities, Series C.*
4(t)	Guarantee Agreement for Lincoln National Capital III.*
4(u)	Trust Agreement for Lincoln National Capital IV.*
4(v)	Form of Lincoln National Capital IV Income Prides Certificates.*
4(w)	Form of Lincoln National Capital IV Growth Pride Certificates.*
4(x)	Guarantee Agreement for Lincoln National Capital IV.*
4(y)	Purchase Contract Agreement for Lincoln National Capital IV.*
4(z)	Pledge Agreement for Lincoln National Capital IV.*
10(a)	LNC 1986 Stock Option Plan.*
10(b)	The LNC Executives' Salary Continuation Plan.*
10(c)	LNC Executive Value Sharing Plan*
10(d)	LNC Executives' Severance Benefit Plan.*
10(e)	The LNC Outside Directors Retirement Plan.*
10(f)	The LNC Outside Directors Benefits Plan.*
10(g)	LNC Directors' Value Sharing Plan.*
10(h)	The LNC Executive Deferred Compensation Plan for Employees.*
10(i)	LNC 1993 Stock Plan for Non-Employee Directors.*
10(j)	LNC Executives' Excess Compensation Benefit Plan.*
10(k)	First Amendment to LNC Executives' Excess Compensation Benefit Plan dated
	December 22, 1999.	103
10(l)	LNC 1997 Incentive Compensation Plan.*
10(m)	Description of compensation arrangements with Executive Officers.	105
10(n)	Lease and Agreement-Lincoln Life's home office property.*
10(o)	Lease and Agreement-additional Lincoln Life home office property.*
10(p)	Form of Lease-LNC's Corporate Offices dated March 14, 1999.	114
10(q)	Lease and Agreement-additional Lincoln Life headquarter property.*
10(r)	Form of Delaware's Lease and Agreement for One Commerce Square Property.	184
10(s)	Form of Delaware's Sublease for Two Commerce Square Property.	254
10(t)	Form of Delaware's Consent to Sublease for Philadelphia Plaza II Property.	323
12	Historical Ratio of Earnings to Fixed Charges	339
21	List of Subsidiaries of LNC.	340
23	Consent of Ernst & Young LLP, Independent Auditors.	351
27	Financial Data Schedule.	352
*	Incorporated by Reference

Signature Page

LINCOLN NATIONAL CORPORATION

Pursuant to the requirements
of Section 13 or 15(d) of
the Securities Exchange Act	By /s/ Jon A. Boscia	March 9, 2000
of 1934, LNC has duly caused		----------------------------------------------------------
this report to be signed on		Jon A. Boscia
its behalf by the under-		(President, Chief Executive Officer and
signed, thereunto duly		Director)
authorized.
	By /s/ Richard C. Vaughan	March 9, 2000
----------------------------------------------------------
Richard C. Vaughan
(Executive Vice President and Chief
Financial Officer)
	By /s/ Casey J. Trumble	March 9, 2000
----------------------------------------------------------
Casey J. Trumble
(Senior Vice President and Chief
Accounting Officer)

Pursuant to the requirements	By /s/ J. Patrick Barrett	March 9, 2000
of the Securities Exchange		----------------------------------------------------------
Act of 1934, this report		J. Patrick Barrett
has been signed below by
the following Directors	By /s/ Thomas D. Bell, Jr.	March 9, 2000
of LNC on the date indicated.		----------------------------------------------------------
Thomas D. Bell, Jr

	By /s/ Eric G. Johnson	March 9, 2000
----------------------------------------------------------
Eric G. Johnson
	By /s/ M. Leanne Lachman	March 9, 2000
----------------------------------------------------------
M. Leanne Lachman
	By /s/ John M. Pietruski	March 9, 2000
----------------------------------------------------------
John M. Pietruski
	By /s/ Ron J. Ponder	March 9, 2000
----------------------------------------------------------
Ron J. Ponder
	By /s/ Jill S. Ruckelshaus	March 9, 2000
----------------------------------------------------------
Jill S. Ruckelshaus
	By /s/ Gilbert R. Whitaker, Jr.	March 9, 2000
----------------------------------------------------------
Gilbert R. Whitaker, Jr.