Form 10-Q
period 2000-03-31
LINCOLN NATIONAL CORP
filed 2000-05-05
CIK 59558

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For quarter ended March 31, 2000                 Commission file number 1-6028

LINCOLN NATIONAL CORPORATION

(Exact name of registrant as specified in its charter)

       Indiana                                  35-1140070
(State of incorporation)            (I.R.S. Employer Identification No.)

1500 Market Street, Suite 3900,
Philadelphia, Pennsylvania  19102-2112
(Address of principal executive offices)

Registrant's telephone number                 (215) 448-1400

As of April 28, 2000 LNC had 191,724,724 shares of Common Stock outstanding.

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports) and (2) has been subject to
such filing requirements for the past 90 days.  Yes [ X ]   No [   ]

The exhibit index to this report is located on page 27.

Page 1 of 44

PART I - FINANCIAL INFORMATION

Item 1 Financial Statements



LINCOLN NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

                                                                                    March 31           December 31
                                                   (000s omitted)                       2000                  1999
ASSETS                                                                           (Unaudited)
Investments:

Securities available-for-sale, at fair value:
Fixed maturity (cost 2000 - $28,294,666;
1999 - $28,357,057)                                                         $    27,744,534        $    27,688,613
Equity (cost 2000 - $474,780;
1999 - $481,531)                                                                    587,724                603,954
Mortgage loans on real estate                                                     4,833,859              4,735,397
Real estate                                                                         283,354                256,202
Policy loans                                                                      1,896,312              1,892,392
Other investments                                                                   428,833                401,826
                                                                            ---------------        ---------------
Total Investments                                                                35,774,616             35,578,384

Investment in unconsolidated affiliates                                                  --                 25,825

Cash and invested cash                                                            1,510,100              1,895,883

Property and equipment                                                              207,746                203,753

Deferred acquisition costs                                                        2,870,415              2,800,290

Premiums and fees receivable                                                        190,225                259,630

Accrued investment income                                                           575,020                533,183

Assets held in separate accounts                                                 56,907,626             53,654,223

Federal income taxes                                                                300,396                345,010

Amounts recoverable from reinsurers                                               3,850,967              3,954,345

Goodwill                                                                          1,349,620              1,423,039

Other intangible assets                                                           1,705,490              1,746,499

Other assets                                                                      1,097,778                675,669
                                                                            ---------------        ---------------
Total Assets                                                                $   106,339,999        $   103,095,733

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Insurance and Investment Contract Liabilities:

Insurance policy and claim reserves                                         $    20,953,915        $    20,924,768

Contractholder funds                                                             19,508,917             20,228,753

Liabilities related to separate accounts                                         56,907,626             53,654,223
                                                                            ---------------        ---------------
Total Insurance and Investment Contract Liabilities                              97,370,458             94,807,744

Short-term debt                                                                     474,151                460,153

Long-term debt                                                                      712,030                711,963

Company-obligated mandatorily redeemable preferred
securities of subsidiary trusts holding solely junior
subordinated debentures                                                             745,000                745,000

Other liabilities                                                                 2,697,926              2,107,005
                                                                            ---------------        ---------------
Total Liabilities                                                               101,999,565             98,831,865


Shareholders' Equity:
Series A preferred stock - 10,000,000 shares authorized
(3/31/00 liquidation value - $2,273)                                                    933                    948

Common stock - 800,000,000 shares authorized                                        987,228              1,007,099

Retained earnings                                                                 3,740,670              3,691,470

Accumulated Other Comprehensive Income (Loss):
Foreign currency translation adjustment                                              22,794                 30,049
Net unrealized loss on securities available-for-sale                               (411,191)              (465,698)
                                                                            ---------------        ---------------
Total Accumulated Other Comprehensive Loss                                         (388,397)              (435,649)

Total Shareholders' Equity                                                        4,340,434              4,263,868
                                                                            ---------------        ---------------
Total Liabilities and Shareholders' Equity                                  $   106,339,999        $   103,095,733

See notes to consolidated financial statements on pages 7 - 13.





LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

                                                                                      Three Months Ended
                                                                                            March 31
(000s omitted, except per share amounts)                                           2000                1999
                                                                                          (Unaudited)
Revenue:
Insurance premiums                                                     $       389,598      $       439,063
Insurance fees                                                                 408,337              378,001
Investment advisory fees                                                        53,954               58,790
Net investment income                                                          711,148              709,538
Equity in earnings of unconsolidated affiliates                                  1,037                1,606
Realized gain (loss) on investments                                               (977)               1,927
Other revenue and fees                                                         106,128               86,433
                                                                       ---------------      ---------------
Total Revenue                                                                1,669,225            1,675,358

Benefits and Expenses:

Benefits                                                                       865,991              886,795
Underwriting, acquisition, insurance and other expenses                        535,910              550,974
Interest and debt expense                                                       36,339               33,104
                                                                       ---------------      ---------------

Total Benefits and Expenses                                                  1,438,240            1,470,873
                                                                       ---------------      ---------------
Net Income Before Federal Income Taxes                                         230,985              204,485

Federal income taxes                                                            60,993               59,423
                                                                       ---------------      ---------------
Net Income Before Minority Interest In Consolidated Subsidiary                 169,992              145,062

Minority interest in consolidated subsidiary                                     (228)                   --
                                                                       ---------------      ---------------
Net Income                                                             $       170,220      $       145,062

Net Income Per Common Share-Basic                                                $0.88                $0.72
Net Income Per Common Share-Diluted                                              $0.87                $0.71

See notes to consolidated financial statements on pages 7 - 13.




LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                           Three Months Ended March 31
                                                             Number of Shares                        Amounts
(000s omitted from dollar amounts)                        2000              1999              2000            1999
                                                               (Unaudited)                         (Unaudited)
Series A Preferred Stock:
Balance at beginning-of-year                            28,857            32,959              $948          $1,083
Conversion into common stock                              (450)           (1,128)              (15)            (37)
                                                 -------------     -------------     -------------   -------------
Balance at March 31                                     28,407            31,831               933           1,046

Common Stock:
Balance at beginning-of-year                       195,494,898       202,111,174         1,007,099         994,472
Conversion of series A preferred stock                   7,200            18,048                15              37
Issued for benefit plans                               127,483           352,132            (7,077)          3,811
Issued for acquisition of subsidiaries                  40,843            89,070             1,595           3,664
Retirement of common stock                          (2,795,981)       (1,235,000)          (14,404)         (6,077)
                                                 -------------     -------------     -------------   -------------
Balance at March 31                                192,874,443       201,335,424           987,228         995,907

Retained Earnings:
Balance at beginning-of-year                                                             3,691,470       3,790,038

Comprehensive income (loss)                                                                217,472        (172,523)
Less other comprehensive income (loss):
Foreign currency translation                                                                (7,255)        (19,856)
Net unrealized gain (loss) on
securities available-for-sale                                                               54,507        (297,729)
                                                                                     -------------   -------------
Net Income                                                                                 170,220         145,062

Retirement of common stock                                                                 (65,643)        (54,227)

Dividends declared:
Series A preferred ($0.75 per share)                                                           (21)            (24)
Common stock (2000-$0.290; 1999-$0.275)                                                    (55,356)        (55,144)
                                                                                     -------------   -------------
Balance at March 31                                                                      3,740,670       3,825,705

Foreign Currency Translation Adjustment:
Accumulated adjustment at
beginning-of-year                                                                           30,049          49,979
Change during the period                                                                    (7,255)        (19,856)
                                                                                     -------------   -------------
Balance at March 31                                                                         22,794          30,123

Net Unrealized Gain (Loss) on
Securities Available-for-Sale:
Balance at beginning-of-year                                                              (465,698)        552,369
Change during the period                                                                    54,507        (297,729)
                                                                                     -------------   -------------
Balance at March 31                                                                       (411,191)        254,640
                                                                                     -------------   -------------
Total Shareholders' Equity
at March 31                                                                          $   4,340,434   $   5,107,421

Common Stock at End of Quarter:
Assuming conversion of preferred stock             193,328,955       201,844,720
Diluted basis                                      195,110,710       203,225,020

See notes to consolidated financial statements on pages 7 - 13.




LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   Three Months Ended
                                                                                        March 31
                                                        (000s omitted)            2000                1999
Cash Flows from Operating Activities:                                                 (Unaudited)
Net income                                                              $     170,220        $     145,062
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Deferred acquisition costs                                                    (86,221)             (81,808)
Premiums and fees receivable                                                   69,406                4,385
Accrued investment income                                                     (41,838)             (57,111)
Policy liabilities and accruals                                               (47,466)              26,238
Contractholder funds                                                         (142,988)             194,333
Amounts recoverable from reinsurers                                           103,379                2,596
Federal income taxes                                                           65,322               75,138
Equity in earnings of unconsolidated affiliates                                (1,037)              (1,606)
Minority interest in consolidated subsidiary                                      289                   --
Provisions for depreciation                                                    21,735               25,153
Amortization of goodwill and other intangible assets                           48,020               41,387
Realized gain on investments                                                      977               (1,927)
Other                                                                         (13,091)             165,810
                                                                        -------------        -------------
Net Adjustments                                                               (23,513)             392,588
                                                                        -------------        -------------
Net Cash Provided by Operating Activities                                     146,707              537,650

Cash Flows from Investing Activities:
Securities-available-for-sale:
Purchases                                                                  (1,044,795)          (2,589,991)
Sales                                                                         683,618            1,031,446
Maturities                                                                    415,650              573,102
Purchase of other investments                                                (505,925)            (380,397)
Sale or maturity of other investments                                         357,650              449,699
Sale of unconsolidated affiliates                                              85,000                   --
Increase in cash collateral on loaned securities                              276,773              802,334
Other                                                                        (109,956)            (295,665)
                                                                        -------------        -------------
Net Cash Provided by (Used in) Investing Activities                           158,015             (409,472)

Cash Flows from Financing Activities:
Decrease in long-term debt (includes payments and
transfer to short-term debt)                                                     (299)                 (91)
Net increase (decrease) in short-term debt                                     13,998              (32,767)
Universal life and investment contract deposits                               229,258              528,355
Universal life and investment contract withdrawals                           (789,832)            (629,274)
Common stock issued for benefit plans                                          (7,077)               3,811
Retirement of common stock                                                    (80,047)             (49,180)
Dividends paid to shareholders                                                (56,506)             (55,336)
                                                                        -------------        -------------
Net Cash Used in Financing Activities                                        (690,505)            (234,482)
                                                                        -------------        -------------
Net Decrease in Cash and Invested Cash                                       (385,783)            (106,304)
                                                                        -------------        -------------
Cash and Invested Cash at Beginning-of-Year                                 1,895,883            2,433,350
                                                                        -------------        -------------
Cash and Invested Cash at March 31                                      $   1,510,100        $   2,327,046

See notes to consolidated financial statements on pages 7 - 13.



LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.  Basis of Presentation
The accompanying consolidated financial statements include Lincoln National Corporation ("LNC") and its majority-owned subsidiaries. Through subsidiary companies, LNC operates multiple insurance and investment management businesses. The collective group of companies uses "Lincoln Financial Group" as its marketing identity. Operations are divided into five business segments. Less than majority-owned entities in which LNC has at least a 20% interest are reported on the equity basis. These unaudited consolidated statements have been prepared in conformity with accounting principles generally accepted in the United States, except that they do not contain complete notes. However, in the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the results. These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes included in LNC's latest annual report on Form 10-K for the year ended December 31, 1999.

Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2000.

2.  Changes in Accounting Principle
In June 1998, the Financial Accounting Standards Board ("FASB"), issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). In July 1999, the FASB issued Statement of Financial Accounting Standard No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" ("FAS 137"), which delays the effective date of FAS 133 one year (i.e., adoption required no later than the first quarter of 2001). On March 3, 2000, the FASB issued a proposed statement that would amend FAS 133. This proposed statement would not delay the effective date of FAS 133, but would address issues that have caused difficulty in the implementation process. Due to the complexity of FAS 133 and the uncertainty of authoritative guidance relative to several issues including assessing the effectiveness of a hedge, LNC has not been able to finalize the analysis necessary to provide a reliable estimate of the effects of implementing the Standard. Management is in the process of evaluating the various hedge programs and will finalize the analysis when final authoritative guidance becomes available. Because these ongoing changes to implementation guidance have required LNC to re-assess several complex implementation decisions, it is not likely that LNC will adopt the standard prior to the first quarter of 2001.

3.  Federal Income Taxes
The effective tax rate on net income is lower than the prevailing corporate federal income tax rate. The difference for both 2000 and 1999 resulted principally from tax-preferred investment income.

4. Supplemental Financial Data
Details underlying the income statement caption, "Underwriting, Acquisition, Insurance and Other Expenses," are as follows:

                                             Three Months Ended
                                                  March 31
(in millions)                                2000          1999

Commissions                                $194.2        $214.8
Other volume related expenses                52.8          53.1
Operating and administrative expenses       297.3         270.9
Deferred acquisition costs amortized less
acquisition costs deferred                  (86.2)        (71.3)
Restructuring charges                          --          16.9
Other                                        77.8          66.6
                                          -------       -------
Total                                      $535.9        $551.0

5.  Common Stock Split
On May 13, 1999, LNC's Board of Directors approved a two-for-one stock split for its common stock. The record date for the stock split was June 4, 1999 and the additional shares were distributed to shareholders on June 21, 1999. All shares and per share amounts in the consolidated financial statements have been adjusted to reflect the effects of the common stock split for the periods presented. Following this common stock split, the conversion rate of LNC's preferred stock series A changed from eight shares of common stock to sixteen shares of common stock for each series A preferred stock.

6.  Restrictions, Commitments and Contingencies
Statutory Restriction. LNC's primary insurance subsidiary, Lincoln National Life Insurance Company ("Lincoln Life") acquired a block of individual life insurance and annuity business from CIGNA Corporation in January 1998 and a block of individual life insurance from Aetna Inc. in October 1998. These acquisitions were structured as indemnity reinsurance transactions. The statutory accounting regulations do not allow goodwill to be recognized on indemnity reinsurance transactions and therefore, the related statutory ceding commission flows through the statement of operations as an expense resulting in a reduction of statutory earned surplus. As a result of these acquisitions, Lincoln Life's statutory earned surplus is negative. It is necessary for Lincoln Life to obtain the prior approval of the Indiana Insurance Commissioner before paying any dividends to LNC until such time as statutory earned surplus is positive. The time frame for statutory earned surplus to return to a positive position is dependent upon future statutory earnings and dividends paid by Lincoln Life. Although no assurance can be given that additional dividends to LNC will be approved, during the first quarter of 2000 and during the year ended December 31, 1999, Lincoln Life received regulatory approval and paid extraordinary dividends totaling $105 million and $530 million, respectively, to LNC. In the event such approvals are not obtained in the future, management believes that LNC can obtain the funds required to satisfy its obligations from its existing credit facilities and other sources.

Net income for the year ended December 31, 1999 and shareholder's equity as of December 31, 1999 as determined in accordance with statutory accounting practices for LNC's insurance subsidiaries were $0.579 billion and $3.006 billion, respectively.

Disability Income Claims. The liabilities for disability income claims net of the related asset for amounts recoverable from reinsurers at March 31, 2000 and December 31, 1999 were $1.318 billion and $1.316 billion, respectively, excluding deferred acquisition costs. The liability is based on the assumption that recent experience will continue in the future. If incidence levels and/or claim termination rates fluctuate significantly from the assumptions underlying the reserves, adjustments to reserves could be required in the future. Accordingly, this liability may prove to be deficient or excessive. However, it is management's opinion that such future developments will not materially affect the consolidated financial position of LNC.

United Kingdom Pension Products. Operations in the United Kingdom ("UK") include the sale of pension products to individuals. Regulatory agencies have raised questions as to what constitutes appropriate advice to individuals who bought pension products as an alternative to participation in an employer sponsored plan. In cases of inappropriate advice, an extensive investigation may have to be done and the individual put in a position similar to what would have been attained if the individual had remained in the employer sponsored plan. At March 31, 2000 and December 31, 1999, liabilities of $257.3 million and $294.4 million, respectively, were carried on the books for this issue. The decrease in the level of the reserve reflects the settlement payouts that have occurred during the three months ended March 31, 2000. These liabilities, which are net of expected recoveries, have been established for the estimated cost of this issue following regulatory guidance as to activities to be undertaken.
The expected recoveries from previous owners of companies acquired in past years as specified in the indemnification clauses of the purchase agreements were $113.6 million and $99.7 million at March 31, 2000 and December 31, 1999, respectively. These liabilities and recoveries are based on various estimates that are subject to considerable uncertainty. Accordingly, these liabilities may prove to be deficient or excessive. However, it is management's opinion that such future developments will not materially affect the consolidated financial position of LNC.

United Kingdom Strategic Review
Trends in the UK for pension and life insurance businesses are changing rapidly, due in large part to government mandated product design changes that are expected to be imposed upon the industry within the next year or two. The ever changing regulatory environment has and is continuing to cause great volatility in the Lincoln UK segment. In anticipation of these marketplace changes, a review of strategic alternatives for Lincoln UK was initiated in 1999. In the fourth quarter of 1999, as a result of this review and in response to this current business environment, management decided to explore the exit of the UK market. This analysis continued through the first quarter of 2000. The range of strategic options being explored includes the potential sale of the Lincoln UK insurance business.

Personal Accident Programs. In the past, LNC's Reinsurance segment accepted personal accident reinsurance programs from other insurance companies. Most of these programs are presented to the Reinsurance segment by independent brokers who represent the ceding companies. Certain excess-of-loss personal accident reinsurance programs created in the London market from 1993 to 1996 have produced and have potential to produce significant losses. The liabilities for these programs, net of related assets recoverable from reinsurers, were $173.7 million and $174.7 million at March 31, 2000 and December 31, 1999, respectively.

Settlement activities relating to LNC's participation in workers' compensation carve-out (i.e., life and health risks associated with workers' compensation coverage) programs managed by Unicover Managers, Inc. have allowed LNC to evaluate the possibility of settlements and to estimate its potential costs to settle Unicover-related exposures. As of December 31, 1999, a liability of $62.2 million was established for the settlement of LNC's exposure to the Unicover programs. On March 30, 2000, LNC reached settlement with regard to one portion of the Unicover programs. The costs of this settlement were in line with earlier estimated costs to settle this portion of LNC's participation in these programs.

The liabilities for both the personal accident reinsurance programs and the worker's compensation carve-out programs managed by Unicover Managers, Inc. are based on various estimates that are subject to considerable uncertainty. Accordingly, the liabilities may prove to be deficient or excessive. However, it is management's opinion that future developments in these programs will not materially affect the consolidated financial position of LNC.

HMO Excess-of-Loss Reinsurance Programs. The liability for HMO claims, net of the related assets for amounts recoverable from reinsurers, was $87.4 million and $101.9 million at March 31, 2000 and December 31, 1999, respectively. LNC reviews reserve levels on an ongoing basis. The liability is based on the assumption that recent experience will continue in the future. If claims and loss ratios fluctuate significantly from the assumptions underlying the reserves, adjustments to reserves could be required in the future. Accordingly, the liability may prove to be deficient or excessive. However, it is management's opinion that such future developments will not materially affect the consolidated financial position of LNC.

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

UK regulators continue to focus on industry-wide marketing and compliance issues. Under certain circumstances, companies operating in the insurance and financial services markets may be held responsible for providing incomplete or misleading sales materials and information. As a consequence of low interest and inflation rates, the projected maturity values of mortgage endowment policies are, in many cases, expected to fall short of the original illustration.

UK regulators have required companies to review the assumptions used in calculating future investment growth on policies and inform existing clients of the progress of their policies. For LNC, the additional costs associated with this administrative process have been immaterial, because LNC's policyholders have been receiving regular updates on the progress of their policies. No further action has been required by regulators to date, but the possibility of additional administrative or remedial action remains. As no official pronouncement regarding mortgage endowments has been made, it is not possible to provide a meaningful estimate of the potential outcome of this matter at the present time. However, it is management's opinion that the resolution of this matter will not materially affect the consolidated financial position of LNC.

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

Other Contingency Matters. LNC and its subsidiaries are involved in various pending or threatened legal proceedings arising from the conduct of business. Most of this litigation is routine in the ordinary course of business. In some instances, these proceedings include claims for compensatory and punitive damages and similar types of relief in addition to amounts for alleged contractual liability or requests for equitable relief. After consultation with legal counsel and a review of available facts, it is management's opinion that the ultimate liability, if any, under these suits will not have a material adverse effect on the consolidated financial position of LNC.

Lincoln Life now has three lawsuits against it alleging fraud in the sale of interest-sensitive universal and whole life insurance policies. While each of these lawsuits seeks class action status, the court has not certified a class in any of them. In each of these lawsuits, plaintiffs seek unspecified damages and penalties for themselves and on behalf of the putative class. While the relief sought in these lawsuits is substantial, they are in the discovery stages of litigation, and it is premature to make assessments about potential loss, if any. In a fourth lawsuit, a settlement has been preliminarily approved by the court and a class has been conditionally certified for settlement purposes. Two similar lawsuits were previously resolved and dismissed. A third such lawsuit will proceed as an individual action after plaintiff's counsel agreed to have class action allegations stricken from his complaint. In addition, a lawsuit has been filed against Lincoln Life by an annuity contractholder. In that case, plaintiff seeks class certification on behalf of all contractholders who have acquired a variable annuity from Lincoln Life to fund a tax-deferred qualified retirement plan. Plaintiff claims that marketing variable annuities for use in such plans is inappropriate. Management intends to defend these lawsuits vigorously. The amount of liability, if any, which may arise as a result of these lawsuits cannot be reasonably estimated at this time.

State guaranty funds assess insurance companies with fees to cover losses to policyholders of insolvent or rehabilitated companies. Mandatory assessments may be partially recovered through a reduction in future premium taxes in some states. LNC has accrued for expected assessments net of estimated future premium tax deductions.

7.  Segment Disclosures
In December 1999, management initiated a plan to change the structure of LNC's internal organization in a manner that caused the composition of its reportable segments to change beginning in 2000. During the first quarter of 2000, execution of the planned changes were finalized so that for the quarter ending March 31, 2000, decisions about resource allocation and performance assessment were made separately for an Annuities segment and a Life Insurance segment. As of and for the quarter ended March 31, 2000, financial reporting for the two separate segments is presented and the corresponding information for earlier periods is presented on a basis consistent with the new segment reporting structure. Most of the lines of business previously included in the Life Insurance and Annuities segment are now reported within either the Annuities segment or the Life Insurance segment based on how the lines of business are being managed.

As a result of current management structures, the life and annuity results for First Penn-Pacific are now reported in the Life Insurance segment, Legacy Life results are now reported in the Annuities segment and results for Lincoln Financial Advisors are now reported in "Other Operations". Also, net investment income and related unrealized and realized gain/loss on surplus investments and certain unallocated expenses previously reported in the Life Insurance and Annuities segment are now allocated to the Annuities, Life Insurance, Reinsurance and Investment Management segments and Other Operations based on various methodologies.



The following tables show financial data by segment:
                                                                 Three Months Ended                   Year Ended
                                                                       March 31                       December 31
                                      (in millions)             2000             1999            1999            1998
Revenue:
Annuities                                              $       511.1    $       485.6   $     1,958.4   $     1,912.6
Life Insurance                                                 486.4            469.1         1,945.3         1,558.9
Lincoln UK                                                     112.8            119.1           446.6           439.7
Reinsurance                                                    395.5            421.6         1,833.9         1,580.3
Investment Management                                          116.5            117.3           461.0           467.3
Other Operations (includes consolidating adjustments)           46.9             62.7           158.5           128.3
                                                       -------------    -------------   -------------   -------------
Total                                                  $     1,669.2    $     1,675.4   $     6,803.7   $     6,087.1

Net Income (Loss) before Federal Income Taxes:
Annuities                                              $       111.1    $        90.5   $       348.9   $       312.6
Life Insurance                                                 101.2             82.6           368.9           245.5
Lincoln UK                                                      20.0             26.9          (100.1)          106.9
Reinsurance                                                     47.3             54.6            65.1           160.6
Investment Management                                            8.1             (2.7)           39.0            37.6
Other Operations (includes interest expense)                   (56.7)           (47.4)         (151.8)         (165.8)
                                                       -------------    -------------   -------------   -------------
Total                                                  $       231.0    $       204.5   $       570.0   $       697.4

Federal Income Taxes (Credits):
Annuities                                              $        23.0    $        16.9   $        70.5   $        57.0
Life Insurance                                                  36.8             30.0           133.3            87.4
Lincoln UK                                                       4.5              8.9           (81.9)           35.2
Reinsurance                                                     13.3             19.3            21.0            55.9
Investment Management                                            2.9              0.9            15.4            16.4
Other Operations                                               (19.5)           (16.6)          (48.7)          (64.3)
                                                       -------------    -------------   -------------   -------------
Total                                                  $        61.0    $        59.4   $       109.6   $       187.6

Net Income (Loss):
Annuities                                              $        88.1    $        73.6   $       278.4   $       255.6
Life Insurance                                                  64.4             52.6           235.6           158.1
Lincoln UK                                                      15.5             18.0           (18.2)           71.7
Reinsurance                                                     34.0             35.3            44.1           104.7
Investment Management                                            5.2             (3.6)           23.6            21.2
Other Operations (includes interest expense)                   (37.2)           (30.8)         (103.1)         (101.5)
                                                       -------------    -------------   -------------   -------------
Net Income Before Minority Interest
In Consolidated Subsidiary                                     170.0            145.1           460.4           509.8
Minority Interest In Consolidated Subsidiary                    (0.2)              --              --              --
                                                       -------------    -------------   -------------   -------------
Net Income                                                    $170.2           $145.1          $460.4          $509.8


                                                          March 31              December 31              December 31
                                (in millions)                 2000                     1999                     1998
Assets:
Annuities                                            $    63,194.3            $    60,414.0            $    53,382.4
Life Insurance                                            20,300.9                 19,941.3                 19,355.6
Lincoln UK                                                 9,482.9                  9,712.8                  8,757.3
Reinsurance                                                6,500.5                  6,757.7                  6,556.1
Investment Management                                      1,467.1                  1,483.1                  1,648.0
Other Operations                                           5,394.3                  4,786.8                  4,136.9
                                                     -------------            -------------            -------------
Total                                                $   106,340.0            $   103,095.7            $    93,836.3

Select data shown above for the Investment Management segment, Annuities segment, Life Insurance segment and Other
Operations for the year ended December 31, 1998 has been reclassified due to a change in the reporting relationship for LNC's internal investment advisor and 401(k) pension operations which occurred in the first quarter of 1999.


8.  Earnings Per Share
Per share amounts for net income are shown in the income statement using 1) an earnings per common share basic calculation and 2) an earnings per
common share-assuming dilution calculation.   Reconciliations of the
factors used in the two calculations are as follows:



                                                                                       Three Months Ended
                                                                                           March 31
                                                                                  2000                   1999
Numerator: [in millions]
Net income
as used in basic calculation                                                   $ 170.2                $ 145.1
Dividends on convertible preferred stock                                           *                      *
                                                                               -------                -------
Net income, as used in diluted calculation                                      $170.2                 $145.1
* Less than $100,000.

Denominator: [number of shares]
Weighted-average shares, as used in basic calculation                      193,817,547            201,185,474
Shares to cover conversion of preferred stock                                  460,058                516,258
Shares to cover restricted stock                                                 2,302                516,540
Average stock options outstanding during the period                          5,299,861              6,043,768
Assumed acquisition of shares with assumed proceeds
and tax benefits from exercising stock options
(at average market price during the period)                                 (4,375,304)            (4,631,810)
Average deferred compensation shares                                           590,108                     --
                                                                         -------------          -------------
Weighted-average shares, as used in diluted calculation                    195,794,572            203,630,230


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

9.  Comprehensive Income


                                                                    Three Months Ended
                                                                        March 31
                                           (in millions)       2000                   1999
Net income                                                   $170.2                $ 145.1
Foreign currency translation                                   (7.2)                 (19.9)
Net unrealized gain (loss) on securities                       54.5                 (297.7)
                                                             ------                 ------
Comprehensive Income (Loss)                                  $217.5                $(172.5)



10. Divestiture
On March 30, 2000, LNC transferred its 49% share of Seguros Serfin Lincoln to its partner, Grupo Financiero Serfin S.A., for $100.5 million. The proceeds included the recovery of LNC's investment which freed up approximately $90.0 million of capital and included interest of $14.1 million ($9.2 million after-tax).

11. Restructuring Charges
During 1998, LNC implemented a restructuring plan related to the integration of existing life and annuity operations with the new business operations acquired from CIGNA, and a second restructuring plan related to downsizing LNC's corporate center operations. The aggregate charges associated with these two unrelated restructuring plans totaled $34.3 million after-tax ($52.8 million pre-tax). The aggregate pre-tax costs include $19.6 million for employee severance and termination benefits related to the elimination of 211 positions and 143 positions for the two plans, respectively, $9.9 million for asset impairments and $23.3 million for costs relating to exiting business activities. As of March 31, 2000, actual pre-tax costs of $52.9 million have been expended or written-off and 313 positions have been eliminated under these restructuring plans. All expenditures under the restructuring plan related to the integration of the existing life and annuity operations with the new business operations acquired from CIGNA were completed by the first quarter of 2000. A balance of $3.9 million pre-tax related to the downsizing of LNC's corporate center operations remains in the restructuring reserve for this 1998 plan.

In 1999, LNC implemented three different restructuring plans related to 1) the downsizing and consolidation of the operations of Lynch & Mayer, Inc. ("Lynch & Mayer"), 2) the discontinuance of HMO excess-of-loss reinsurance programs and 3) the streamlining of Lincoln UK's operations. The aggregate charges associated with these three unrelated restructuring plans totaled $21.8 million after-tax ($31.8 million pre-tax). These aggregate pre-tax costs include $8.3 million for employee severance and termination benefits related to the eliminations of 34, 71 and 119 positions for the three plans, respectively, $9.8 million for asset impairments and $13.7 million for costs relating to exiting business activities. As of March 31, 2000, actual pre-tax costs of $17.6 million have been expended or written-off and 117 positions have been eliminated under these restructuring plans. During the fourth quarter of 1999, LNC determined that part of rent expense related to abandoned office space included in the costs related to downsizing and consolidation of operations for Lynch & Mayer would not be incurred due to the landlord allowing Lynch & Mayer to surrender the lease rather than to sublease the space. As a result, the original estimate was reduced by $3.0 million pre-tax. This reduction was recorded in the fourth quarter of 1999 as a reversal to the restructuring charge and related reserve. In addition, during the fourth quarter of 1999, $1.5 million pre-tax associated with lease terminations was released into income. As of March 31, 2000, a balance of $11.2 million pre-tax remains in the restructuring reserves for these 1999 plans.

Item 2  Management's Discussion and Analysis of Financial Information

Forward Looking Statements - Cautionary Language

The pages that follow review the results of operations of LNC consolidated, LNC's five business segments and "Other Operations"; LNC's consolidated investments; and consolidated financial condition including liquidity, cash flow and capital resources. Historical financial information is presented and analyzed. Where appropriate, factors that may affect future financial performance are identified and discussed. Certain statements made in this report are "forward-looking statements" within the meaning of the Securities Litigation Reform Act of 1995 (the "Act"). Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain words like: "believe", "anticipate", "expect", "estimate", "project", "will", "shall" and other words or phrases with similar meaning. Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. These risks and uncertainties include, among others: subsequent significant changes in the company (e.g., acquisitions and divestitures), financial markets (e.g., interest rates and securities markets), legislation (e.g., taxes and product taxation), accounting principles generally accepted in the United States, regulations (e.g., insurance and securities regulations), debt and claims paying ratings issued by nationally recognized rating organizations, acts of God (e.g., hurricanes, earthquakes and storms), stability of foreign governments in countries that LNC does business, other insurance risks (e.g., policyholder mortality and morbidity) and competition.

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

The discussion that follows focuses on the results of operations for the three months ended March 31, 2000 compared to the results for the three months ended March 31, 1999.

Within the discussion of the results of operations, reference is made to "Income from Operations". This alternative measure of earnings is defined as "Net income less realized gain (loss) on sale of investments, gain
(loss) on sale of subsidiaries and restructuring charges, all net of taxes".

RESULTS OF CONSOLIDATED OPERATIONS

Summary Financial Results
                                                          Three Months Ended
                                                               March 31
(in millions)                                            2000            1999

Operating Revenue (1)                                $1,670.2        $1,673.4
Expenses (including taxes)                            1,499.8         1,517.7
                                                     --------        --------
Income from Operations before Minority Interest (2)     170.4           155.7
Minority Interest                                        (0.2)             --
                                                     --------        --------
Income from Operations                                  170.6           155.7
Realized Gain (Loss) on Investments (after-tax)          (0.4)            1.5
Restructuring Charge (after-tax)                           --           (12.1)
                                                     --------        --------
Net Income                                           $  170.2        $  145.1

(1) Operating revenue excludes realized gain/(loss) on investments.

(2) Expenses exclude any restructuring charge.

LNC has the following business segments: Annuities, Life Insurance, Lincoln UK, Reinsurance and Investment Management. LNC reports operations not directly related to the business segments and unallocated corporate items (i.e., corporate investment income, interest expense on corporate debt, unallocated overhead expenses, and the operations of Lincoln Financial Advisors Corporation ("LFA") and AnnuityNet) in "Other Operations". See "Reorganization of Reporting Segments" below for further discussion of LNC's segment reporting structure.

Net income for the first three months of 2000 was $170.2 million as compared to $145.1 million for the first three months of 1999. Net income for the first quarter of 1999 excluding the restructuring charge of $12.1 million after-tax was $157.2 million. Income from operations for the first three months of 2000 was $170.6 million, an increase of $14.9 million or 10% over the results for the comparable period in 1999. The increase in net income excluding the restructuring charge and income from operations was the result of increased earnings in the Annuities and Life Insurance segments. Consolidated operating revenues decreased slightly ($3.2 million or 0.2%) due primarily to decreased business volume in the Reinsurance segment related to exited businesses in run-off and decreased investment advisory fees in the Investment Management segment. These revenue decreases were partially offset by increased individual life premiums in the Reinsurance segment and increased fee income and net investment income in both the Annuities segment and the Life Insurance segment. Consolidated expenses decreased by $17.9 million or 1% due primarily to decreased expenses in the Reinsurance segment resulting from the decrease in business volume in exited businesses noted above. Expenses also decreased due to lower Year 2000 information technology costs. For further discussion of the results of operations see the discussion of the results of operations by segment starting on page 15.

Reorganization of Reporting Segments
In December 1999, management initiated a plan to change the structure of LNC's internal organization in a manner that caused the composition of its reportable segments to change beginning in 2000. During the first quarter of 2000, execution of the planned changes were finalized so that for the quarter ending March 31, 2000, decisions about resource allocation and performance assessment were made separately for an Annuities segment and a Life Insurance segment. As of and for the quarter ended March 31, 2000, financial reporting for the two separate segments is presented and the corresponding information for earlier periods is presented on a basis consistent with the new segment reporting structure. Most of the lines of business previously included in the Life Insurance and Annuities segment are now reported within either the Annuities segment or the Life Insurance segment based on how the lines of business are being managed.

As a result of current management structures, the life and annuity results for First Penn-Pacific are now reported in the Life Insurance segment, Legacy Life results are now reported in the Annuities segment and results for LFA are now reported in "Other Operations". Also, net investment income and related unrealized and realized gain/loss on surplus investments and certain unallocated expenses previously reported in the Life Insurance and Annuities segment are now allocated to the Annuities, Life Insurance, Reinsurance and Investment Management segments and Other Operations based on various methodologies.

Restructuring Charges
For an update on the status of restructuring plans implemented in 1998 and 1999 refer to Note 11 to the consolidated financial statements.

Trends in the United Kingdom
As a result of trends in the UK for pension and life insurance businesses, in the fourth quarter of 1999, management engaged outside advisors to explore the exit of the UK insurance market. This analysis continued through the first quarter of 2000. The range of strategic options being explored includes the potential sale of the Lincoln UK business.

RESULTS OF OPERATIONS BY SEGMENT

Annuities

Results of Operations (1)

Three Months Ended March 31 (in millions)          2000             1999
------------------------------------------------------------------------
Income from Operations                            $85.0            $71.1
Net Income                                        $88.1            $73.6

March 31  (in billions)                            2000             1999
------------------------------------------------------------------------
Account Values
Annuities                                         $58.9            $48.8
Variable Life Insurance                             0.2              0.1
                                                 ------           ------
Total Account Values                              $59.1            $48.9

(1) The 1999 data was restated from the prior year due to the reorganization of the Life Insurance and Annuities segment into two separate segments: an Annuities segment and a Life Insurance segment.

The Annuities segment reported net income of $88.1 million for the first three months of 2000 as compared to $73.6 million for the first three months of 1999. Income from operations for the first three months of 2000 was $85.0 million, an increase of $13.9 million or 20% over the results for the comparable period in 1999. The increase in net income and income from operations for the first quarter of 2000 as compared to the first quarter of 1999 was driven primarily by growth in fee income from variable annuity accounts and to a lessor extent favorable investment margins. These increases were partially offset by increased expenses. Variable annuity account values increased to $44.6 billion at March 31, 2000 from $34.1 billion on March 31, 1999. The growth in the variable annuity account values was driven by stock market appreciation partially offset by net cash outflow. The favorable investment margins resulted from participation in investment partnerships. The increase in expenses was primarily related to staffing costs for positions that were open at the end of the first quarter of 1999. These expense increases were partially offset by lower Year 2000 information technology costs.

In the first quarter of 2000, the Annuities segment experienced a continuation of the trend of net cash outflow that was noted in the 1999 Form 10-K. For the first quarter of 2000, total annuity deposits were $1.3 billion and withdrawals were $1.9 billion, resulting in net cash outflow of $0.6 billion. For the first quarter of 1999, total annuity deposits were $1.1 billion and withdrawals were $1.3 billion, resulting in net cash outflow of $0.2 billion. The growth rate of deposits was 18% between periods.

Although the trend of annuity net cash outflow has continued into the first quarter of 2000, during the quarter, amounts by month were flat. It remains to be seen if this stabilizing trend will continue into future quarters. To reverse the trend of net cash outflow, LNC has initiated various programs aimed at retention of current accounts and increasing deposits.

Relative to retention, LNC is focusing on three initiatives: 1) Provide user-friendly information to broker/dealers to assist them in monitoring and managing retention and other aspects of their business with LNC. 2) Expand incentives for managers within LNC's own broker/dealer, LFA, aimed at the retention of individual annuities. 3) Design alternatives for product upgrades to increase value to LNC's customers including the potential for a bonus product conversion for current contractholders.

To increase annuity deposits, LNC is implementing another three initiatives: 1) Expand product line breadth in order to meet demands of the current marketplace. 2) Gain a strong position in the financial planner distribution channel. To this end, LNC recently announced that it will partner with SEI Investments ("SEI") to manufacture a variable annuity product offering SEI funds as underlying investment options. This variable annuity product is slated for roll out in August 2000. 3) Build and expand internal wholesaling capabilities. In the first quarter of 2000, LNC reorganized the management structure of its wholesale distribution operations that sell through intermediaries and strategic alliances such as wirehouses, independent financial planners, banks and insurance brokers. This alignment enables LNC to more effectively penetrate and cross sell into the retail distribution operations that it serves.
The strengthened wholesaling capabilities of LNC resulting from this reorganization are expected to greatly benefit the recently improved Lincoln ChoicePlus SM annuity product, LNC's multi-manager variable annuity product that is wholesaled by Delaware.

Life Insurance

Results of Operations (1)

Three Months Ended March 31 (in millions)          2000             1999
------------------------------------------------------------------------
Income from Operations                           $ 67.1           $ 54.5
Net Income                                       $ 64.4           $ 52.6

Sales - Face Amount (in billions)
Term Insurance                                   $ 11.3             $7.0
Universal Life and Other                            2.6              2.1

First Year Premiums (in millions)                $144.0           $119.0

March 31  (in billions)                            2000             1999
------------------------------------------------------------------------
Account Values
Universal and Variable Life Insurance            $  8.5           $  7.6
Interest-Sensitive Whole Life                       2.0              1.9
                                                 ------           ------
Total Life Insurance                               10.5              9.5
Annuities                                           3.4              3.6
Reinsurance Ceded on Annuities                     (1.4)            (1.6)
                                                 ------           ------
Total Annuities                                     2.0              2.0

Total Account Values                             $ 12.5           $ 11.5

In-Force - Face Amount
Universal Life and Other                         $108.8           $105.1
Term Insurance                                     91.4             73.5

(1) The 1999 data was restated from the prior year due to the reorganization of the Life Insurance and Annuities segment into two separate segments: an Annuities segment and a Life Insurance segment.

The Life Insurance segment reported net income of $64.4 million for the first three months of 2000 as compared to $52.6 million for the first three months of 1999. Income from operations for the first three months of 2000 was $67.1 million, an increase of $12.6 million or 23% over the results for the comparable period in 1999. The increase in net income and income from operations for the first quarter of 2000 as compared to the first quarter of 1999 was attributable to strong sales growth, favorable investment margins and expense savings.

First year premiums for the first quarter of 2000 were $144 million or a 22% increase over the first quarter of 1999 and account values of universal life, variable life and interest-sensitive life insurance products increased to $10.5 billion at March 31, 2000 from $9.5 billion at March 31, 1999. The increase in account values contributed to increased fee income. The two new variable universal life ("VUL") products introduced in 1999 contributed to over a 50% increase in VUL sales in the first quarter of 2000 over the comparable quarter of 1999. Also, a re-emphasis on the corporate market contributed almost $13 million of first year premiums, an increase of $11 million over the first three months of 1999.

Investment margins improved in the first quarter of 2000 due to increased investment income. Despite the growth of in-force, expenses decreased slightly in the first quarter of 2000 due to lower Year 2000 information technology expenses and lower expenses resulting from continued integration of the blocks of business acquired from CIGNA Corporation and Aetna Inc. in 1998.

Lincoln UK

Results of Operations

Three Months Ended March 31 (in millions)          2000             1999
------------------------------------------------------------------------
Income from Operations                            $15.7            $18.1
Net Income                                        $15.5            $18.0

March 31  (in billions)                            2000             1999
------------------------------------------------------------------------
Unit-Linked Assets                                 $7.0             $6.3

Individual Life Insurance In-Force                $26.5            $25.2

The Lincoln UK segment reported net income of $15.5 million for the first three months of 2000 as compared to $18.0 million for the first three months of 1999. Income from operations for the first three months of 2000 was $15.7 million, a decrease of $2.4 million or 13% from the results for the comparable period in 1999. The decrease in net income and income from operations was primarily attributable to lower margins on pension products caused by an industry-wide decrease in demand for these products and also product repricing. Product repricing was initiated in 1999 to provide more value to the policyholder. In addition, net investment income decreased due to increased investment management expenses relating to the outsourcing of certain investment management with Goldman Sachs Asset Management International. In the future, as the transition of the outsourcing is complete and as assets grow, LNC is expecting net investment income and relative investment performance to improve.

Reinsurance

Results of Operations (1)

Three Months Ended March 31 (in millions)               2000             1999
-----------------------------------------------------------------------------
Financial Results by Source
Individual Markets                                   $  19.2          $  25.4
Group Markets                                            1.0              0.9
Financial Reinsurance                                    7.2              7.3
Other                                                   (1.0)            (0.3)
                                                     -------          -------
Income from Operations, excluding Exited Businesses     26.4             33.3
Exited Businesses                                        6.4              1.3
                                                     -------          -------
Income from Operations                                  32.8             34.6

Net Income                                           $  34.0          $  35.3

Individual Life Sales - Face Amount (in billions)    $  30.0          $  18.5

March 31  (in billions)                                 2000             1999
-----------------------------------------------------------------------------
Individual and Group Life Insurance In-Force
Face Amount                                          $ 358.4          $ 263.4

(1) The 1999 data was restated from the prior year due to the reallocation of net investment income on surplus investments from "Other" in the former Life Insurance and Annuities segment to all segments that have business in Lincoln National Life Insurance Company.

The Reinsurance segment ("Lincoln Re") reported net income of $34.0 million for the first three months of 2000 as compared to $35.3 million for the first three months of 1999. Income from operations for the first three months of 2000 was $32.8 million, a decrease of $1.8 million or 5% from the results for the comparable period in 1999. The decrease in net income and income from operations for the first quarter of 2000 as compared to the first quarter of 1999 was attributable to unusually adverse mortality experience in individual markets and increased reserve requirements in exited businesses. These decreases were partially offset by earnings on a larger block of business from strong sales in 1999 and interest received upon the transfer of LNC's investment in Seguros Serfin Lincoln. Results for group markets were flat between quarters. Although financial reinsurance results were flat between quarters, both quarters reflected strong earnings driven by international capital management agreements. These agreements contributed over $4.0 million in after-tax earnings in both quarters.

The individual markets' actual to expected loss ratio was 99.5% for the first quarter of 2000 as compared to 85.8% for the first quarter of 1999. This change in mortality experience reduced income from operations by approximately $8 million after-tax and was the result of significant large case claims and lagged claims which are not expected to repeat during the balance of 2000. The individual life insurance in-force face amount grew to $325.9 billion at the end of the first quarter of 2000; a $100.8 billion or 45% increase from the end of the first quarter of 1999.

Exited businesses managed by the Reinsurance segment include group carrier medical reinsurance, HMO excess-of-loss reinsurance, personal accident (which also includes Unicover workers' compensation programs), direct and reinsurance disability income businesses and, through the first quarter of 2000, Seguros Serfin Lincoln ("SSL"). On March 30, 2000, LNC transferred its 49% share of SSL to its partner, Grupo Financiero Serfin S.A., for $100.5 million.
The proceeds included the recovery of LNC's investment which freed up approximately $90 million of capital and included interest of $14.1 million ($9.2 million after-tax). In exited businesses, the income from the transfer of SSL was partially offset by claims losses recorded for the group carrier medical reinsurance and HMO excess-of-loss reinsurance programs related to the 1999 underwriting year.

Investment Management

Results of Operations (1)

Three Months Ended March 31 (in millions)               2000             1999
-----------------------------------------------------------------------------
Total Investment Advisory Fees                         $69.5            $73.8
Income from Operations                                   5.3              8.4

Net Income                                             $ 5.2            $(3.6)

March 31  (in billions)                                 2000             1999
-----------------------------------------------------------------------------
Assets Under Management
Regular Operations:
Retail                                                 $31.1            $30.1
Institutional                                           27.2             29.9

At Cost Operations                                      35.5             38.5
                                                     -------          -------
Total Assets Under Management                          $93.8            $98.5

(1) The 1999 data was restated from the prior year due to the reallocation of net investment income on surplus investments and expenses from "Other" in the former Life Insurance and Annuities segment to all segments that have business in Lincoln National Life Insurance Company. Within this segment, the reallocation relates to the 401(k) operations.

The Investment Management segment reported net income (loss) of $5.2 million for the first three months of 2000 as compared to $(3.6) million for the first three months of 1999. Net income for the first quarter of 1999 excluding the restructuring charge of $12.1 million after-tax was $8.5 million. Income from operations for the first three months of 2000 was $5.3 million, a decrease of $3.1 million or 37% from the comparable period in 1999. The decrease in net income excluding the restructuring charge and income from operations for the first quarter of 2000 as compared to the first quarter of 1999 was attributable to decreased investment advisory fees and increased expenses, which were partially offset by an increase in other revenue.

Investment advisory fees relating to external assets under management decreased $5.1 million due to a decrease in institutional assets under management partially offset by an increase in retail assets under management. Institutional assets under management were $27.2 billion at the end of the first quarter of 2000 as compared to $29.9 billion at the end of the first quarter of 1999. The decrease in institutional assets under management was due to net cash outflows partially offset by market appreciation. Retail assets under management were $31.1 billion at the end of the first quarter of 2000 as compared to $30.1 billion at the end of the first quarter of 1999. The increase in retail assets under management between periods was due to market appreciation partially offset by net cash outflows. The net cash outflows experienced by the institutional accounts ($2.6 billion) and to a lessor extent by the retail accounts ($0.9 billion) in the first quarter of 2000 were due to continued performance issues relating to the value investment style being out of favor.

Although there were net retail cash outflows for the first quarter of 2000, retail sales were a record high $1.4 billion; a $0.2 billion increase over the first quarter of 1999 sales of $1.2 billion. The increased retail sales along with the mix of sales which was more heavily weighted in the higher load growth equity funds contributed to an increase in distribution income (included in other revenue) in the first quarter of 2000 as compared to the first quarter of 1999. Other revenue also increased in the first quarter of 2000 due to an increase in fees resulting from an increase in accounts being serviced in the 401(k) and investment accounting groups.

Expenses increased for the first quarter of 2000 as compared to the first quarter of 1999 due to increases in salaries and space costs resulting from an increase in headcount. These increases were partially offset by lower Year 2000 information technology costs.

Other Operations

Results of Operations (1)

Three Months Ended March 31 (in millions)               2000             1999
-----------------------------------------------------------------------------
Financial Results by Source
LNC Financing                                       $ (21.6)          $ (20.9)
LFA                                                    (7.4)             (8.4)
AnnuityNet                                             (1.5)             (0.6)
Other Corporate                                        (4.7)             (1.1)
                                                    -------           -------
Income (Loss) from Operations                         (35.2)            (31.0)

Net Income (Loss)                                   $ (37.0)          $ (30.8)

(1) The 1999 data was restated from the prior year due to the reorganization of the Life Insurance and Annuities segment into two separate segments: a Life Insurance segment and an Annuities segment. Results for LFA and certain unallocated expenses previously reported in the Life Insurance and Annuities segment are now reported in "Other
Operations".

Other Operations reported a net loss of $37.0 million for the first three months of 2000 as compared to $30.8 million for the first three months of 1999. Loss from operations for the first three months of 2000 was $35.2 million, an increase of $4.2 million or 14% over the comparable period in 1999.

The increase in net loss and loss from operations for the first quarter of 2000 was partly attributable to higher short-term debt cost. These increased financing costs related primarily to the funding of the fourth quarter 1999 pension mis-selling reserve strengthening and the funding of the on-going stock repurchase program. The increased loss from AnnuityNet was due to higher distribution costs. The increase in the loss in the Other Corporate line was due to the settlement of litigation matters (see below for further discussion of these matters) and an increase in branding expenses not allocated to the business segments. The decrease in the loss from LFA was due to increased sales volumes of mutual funds and internally manufactured life insurance and annuity products.

Litigation
During the first quarter of 2000, developments occurred on two separate litigation matters involving LNC. The first occurred in February 2000, when the appellate court upheld LNC's position in litigation relating to the 1992 sale of the Employee Life-Health Benefit business segment. As a result of this favorable decision, LNC's first quarter 2000 pre-tax earnings increased by approximately $17.2 million.

The second event also occurred in February 2000 when the court preliminarily approved a settlement, and conditionally certified a class for settlement purposes, in a case alleging the mis-selling of interest-sensitive universal life and whole life insurance policies. Under the terms of this preliminary settlement, the estimated value of enhanced benefits and options to be provided to affected policyholders, along with estimated legal and administrative costs, total approximately $71.5 million
(pre-tax).   After considering the anticipated costs to LNC for providing these enhanced policyholder benefits and options, the related estimated legal and administrative costs, and the reserves carried for these matters, LNC's first quarter 2000 pre-tax earnings were reduced by approximately $21.2 million.

The net effect of these litigation developments was a reduction in LNC's first quarter 2000 pre-tax earnings of approximately $4.0 million.

CONSOLIDATED INVESTMENTS

March 31  (in billions)                                 2000             1999
-----------------------------------------------------------------------------
Total Assets Managed                                  $141.3           $133.5

Mean Invested Assets (cost basis)                     $38.24           $39.17

Three Months Ended March 31 (in millions)               2000             1999
-----------------------------------------------------------------------------
Adjusted Net Investment Income (1)                    $712.6           $711.3

Investment Yield (ratio of net investment
income to mean invested assets)                         7.45%            7.26%

(1) Includes tax-exempt income.

The total investment portfolio increased $196 million in the first three months of 1999. This is the net result of purchases of investments from cash flow generated by the business segments and the increase in the fair value of securities available-for-sale being partially offset by fixed annuity contractholders opting to transfer funds to variable annuity contracts.

The quality of LNC's fixed maturity securities portfolio as of March 31, 2000 was as follows:

Treasuries and AAA            22.7%               BBB           33.2%
AA                             6.8%                BB            4.0%
A                             29.9%      Less than BB            3.4%

As of March 31, 2000, $2.1 billion or 7.4% of fixed maturity securities was invested in below investment grade securities (less than BBB). This represents 5.8% of the total investment portfolio. The interest rates available on these below investment grade securities are significantly higher than are available on other corporate debt securities. Also, the risk of loss due to default by the borrower is significantly greater with respect to such below investment grade securities because these securities are generally unsecured, often subordinated to other creditors of the issuer and issued by companies that usually have high levels of indebtedness. LNC attempts to minimize the risks associated with these below investment grade securities by limiting the exposure to any one issuer and by closely monitoring the credit worthiness of such issuers. During the three months ended March 31, 2000, the aggregate cost of such investments purchased was $24.8 million. Aggregate proceeds from such investments sold were $30.6 million, resulting in a net realized pre-tax loss at the time of sale of $12.0 million.

LNC's entire fixed maturity and equity securities portfolio is classified as "available-for-sale" and is carried at fair value. Changes in fair value, net of related deferred acquisition costs, amounts required to satisfy policyholder commitments and taxes, are charged or credited directly to shareholders' equity.

As of March 31, 2000, mortgage loans on real estate and real estate represented 14% and 1% of LNC's total investment portfolio, respectively. As of March 31, 2000, the underlying properties supporting the mortgage loans on real estate consisted of 30.0% in commercial office buildings, 29.3% in retail stores, 16.8% in apartments, 13.5% in industrial buildings, 5.4% in hotels/motels and 5.0% in other. In addition to the dispersion by property type, the mortgage loan portfolio is geographically diversified throughout the United States.

The following summarizes key information on mortgage loans:

                                                       March 31     December 31
                                     (in millions)         2000            1999
Total Portfolio (net of reserves)                      $4,833.9        $4,735.4

Mortgage loans two or more payments
delinquent (including in process of foreclosure)            5.1             5.1
Restructured loans in good standing                        10.2             3.3
Reserve for mortgage loans                                  4.9             4.7

Fixed maturity securities available-for-sale, mortgage loans on real estate and real estate that were non-income producing for the three months ended March 31, 2000 were not significant.

Net Investment Income
Net investment income increased $1.6 million or 0.2% when compared with the first three months of 1999. This increase was the result of interest income recognized on the transfer of Seguros Serfin Lincoln and a slight increase in the overall yield on investments from 7.26% to 7.31% (exclusive of interest income on Seguros Serfin Lincoln) partially offset by a 2% decrease in mean invested assets (all calculations on a cost basis).

Realized Gain on Investments
The first three months of 2000 had realized losses on investments of $1.0 million compared to realized gains of $1.9 million for the first three months of 1999. The losses for 2000 which are net of related deferred acquisition costs and expenses, were the result of rising interest rates. Securities available-for-sale that were deemed to have declines in fair value that are other than temporary were written down. Also, when the underlying value of the property is deemed to be less than the carrying value, LNC records write-downs and allowances on select mortgage loans on real estate, real estate and other investments.

The pre-tax write-downs of securities available-for-sale for the first three months of 2000 and 1999 were $14.2 million and $12.4 million, respectively. The fixed maturity securities to which write-downs apply were generally of investment grade quality at the time of purchase, but were classified as "below investment grade" at the time of the write-downs. During the first three months of 2000, LNC released $0.5 million in reserves on real estate and mortgage loans on real estate compared to reserves released of $0.2 million for the first three months of 1999. Net write-downs and reserve releases for all investments for the three months ended March 31, 2000 and 1999 were $13.7 million and $12.2 million, respectively.

REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Liquidity, Cash Flow and Capital Resources

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

The consolidated statements of cash flows on page 6, indicates that operating activities provided cash of $146.7 million during the first three months of 2000. This statement also classifies the other sources and uses of cash by investing activities and financing activities and discloses the total amount of cash available to meet LNC's obligations.

Although LNC generates adequate cash flow to meet the needs of its normal operations, periodically LNC may issue debt or equity securities to fund internal expansion, acquisitions, investment opportunities and the retirement of LNC's debt and equity. As of March 31, 2000, LNC has a shelf registration with an unused balance of $825 million that would allow LNC to issue a variety of securities, including debt, preferred stock, common stock and hybrid securities. Finally, cash funds are available from LNC's revolving credit agreement which provides for borrowing up to $750 million.

Transactions such as those described in the preceding paragraph that have occurred in the first three months of 2000 include the purchase and retirement of 2,795,981 shares of common stock at a cost of $80.0 million. At March 31, 2000, the remaining amount under the May 1999 board authorization to repurchase $500 million of common stock was $183.3 million. As of April 28, 2000, the remaining amount under the board authorization was $146.2 million.

LNC's insurance subsidiaries are subject to certain insurance department regulatory restrictions as to the transfer of funds and payment of dividends to the holding company. Generally, these restrictions pose no short-term liquidity concerns for the holding company. However, as discussed in detail within Note 6 to the consolidated financial statements, the acquisition of two blocks of business in 1998 placed further restrictions on the ability of LNC's primary insurance subsidiary, Lincoln National Life Insurance Company ("Lincoln Life"), to declare and pay dividends. As a result of these acquisitions and dividends declared, Lincoln Life's statutory earned surplus is negative. It is necessary for Lincoln Life to obtain the prior approval of the Indiana Insurance Commissioner before paying any dividends to LNC until such time its statutory earned surplus is positive. The time-frame for statutory earned surplus to return to a positive position is dependent upon future statutory earnings and dividends paid by Lincoln Life. Although no assurance can be given that additional dividends to LNC will be approved, during the first quarter of 2000 and during the year ended December 31, 1999, Lincoln Life received regulatory approval and paid extraordinary dividends totaling $105 million and $530 million, respectively, to LNC. In the event such approvals are not obtained, management believes that LNC can obtain the funds required to satisfy its obligations from its existing credit facilities and other sources.

Total shareholders' equity increased $76.6 million in the first three months of 2000. Excluding the increase of $54.5 million related to a decrease in the unrealized loss on securities available-for-sale, shareholders' equity increased $22.1 million. This increase was the net result of increases due to $170.2 million from net income and $1.6 million from the issuance of common stock related to the acquisition of subsidiaries offset by decreases of $7.1 million from the issuance of common stock related to benefit plans, $7.2 million for the cumulative foreign currency translation adjustment, $80.0 million for the repurchase of common shares and $55.4 million for the declaration of dividends to shareholders.

As of March 31, 2000, LNC's senior debt ratings included Moody's at A2 ("Very Good, Strong or High"), Standard and Poor's A- ("Very Good, Strong or High") and Duff & Phelps at A+ ("Very Good, Strong or High") and LNC's commercial paper ratings included Moody's at P-1 ("Superior"), Standard and Poor's at A-2 ("Strong") and Duff & Phelps at D-1 ("High Grade"). In December 1999, Moody's put LNC's senior debt and commercial paper ratings under review for possible downgrade. Although the short-term borrowing rate on the issuance of commercial paper will increase approximately 0.10% per annum as a result of the noted events, management believes that liquidity will not be adversely impacted.

As of March 31, 2000, Lincoln National (UK) PLC's commercial paper ratios included Standard and Poor's at A-2 ("Strong") and Moody's at P-1 ("Superior"). Management believes that given the reduced number of investors for commercial paper with ratings below A-1 and the current liquidity problems in the United Kingdom, it will on occasion be difficult for Lincoln National (UK) PLC to issue commercial paper and it will therefore have to draw upon alternative short-term borrowing facilities in the form of bank loans. When this occurs, it is likely to cause an increase in its borrowing rate of approximately 0.20% per annum, but management believes that liquidity will not be adversely impacted.

Contingencies

See Note 6 to the consolidated financial statements for information regarding claims for disability income coverages, liabilities and recoveries related to inappropriate selling of products in the UK, liabilities for personal accident reinsurance programs, liabilities for marketing and compliance issues, the reserve for the run-off of group pension annuities and other contingency matters.

Item 3  Quantitative and Qualitative Disclosure of Market Risk

In Item 7A, Part II of LNC's Form 10-K for the year ended December 31, 1999 (see page 29 of LNC's 1999 Form 10-K), LNC provided a discussion of its market risk. During the first quarter of 2000, there was no substantive change to LNC's market risk. The following is a discussion of changes to LNC's derivative positions.

Derivatives

As discussed in Note 7 to the consolidated financial statements for the year ended December 31, 1999 (see page 65 of LNC's 1999 Form 10-K), LNC has entered into derivative transactions to reduce its exposure to fluctuations in interest rates, the widening of bond yield spreads over comparable maturity U.S. Government obligations, credit risk, foreign exchange risk and fluctuations in the FTSE and S&P indexes. In addition, LNC is subject to risks associated with changes in the value of its derivatives; however, such changes in value are generally offset by changes in the value of the items being hedged by such contracts. Modifications to LNC's derivative strategy are initiated periodically upon review of the Company's overall risk assessment. During the first three months of 2000, the more significant changes in LNC's derivative positions are as follows:

1. Decreased its use of interest rate cap agreements that are used to hedge its annuity business from the effect of fluctuating interest rates from $2.5 billion notional to $2.4 billion notional. The decrease in notional is a result of expirations and, therefore, no gain or loss has been recognized.

2. Decreased its use of swaptions by $28.5 million notional, resulting in a remaining balance of $1.8 billion notional. The decrease in notional of the swaptions is a result of expirations and no gain or loss has been recognized. LNC uses swaptions to hedge various portfolios of interest rate sensitive assets.

3. Increased its use of interest rate swaps hedging variable rate bonds by $32.7 million notional, resulting in a total notional of $403.2 million. These interest rate swap agreements convert floating rate bond coupon payments into a fixed rate of return. In addition, $0.4 million notional of interest rate swaps expired. No gain or loss was recognized as a result of the expirations. LNC also increased its use of forward starting interest rate swaps to hedge the anticipated purchase of assets by $584.0 million notional, resulting in a total notional of $633.5 million notional. In addition, $210.5 million notional was terminated resulting in a $3.3 million loss used to adjust the basis of purchased assets. These swap agreements protect LNC from falling interest rates.

4. Entered into $399.7 million notional of foreign exchange forward contracts. These foreign exchange forward contracts are hedging the foreign currency risk of LNC's net investment in Lincoln UK. In addition, LNC entered into foreign exchange forward contracts in the amount of $211.2 million notional that are hedging LNC's exposure to currency fluctuation associated with its issuance of non-Sterling commercial paper in Europe. A total of $40.0 million notional was terminated resulting in no gain or loss.

5. Increased its use of S&P 500 index call options from $129.6 million notional to $146.4 million notional. New options in the amount of $21.2 million were entered into during the quarter. A total of $4.4 million notional were terminated, resulting in a $0.1 million gain. These call options continue to offset LNC's increased liabilities resulting from certain reinsurance agreements which guarantee payment for a specified portion of the appreciation of the S&P 500 index on certain underlying annuity products.

6. Entered into 0.5 million call options on an equal number of shares of LNC stock. These call options are hedging the expected increase in liabilities arising from stock appreciation rights granted on LNC stock. The stock appreciation rights were granted to LNC agents during the first quarter 2000.

7. Entered into $100.0 million notional of spread lock agreements. These spread lock agreements protect a portion of fixed maturity securities and mortgage loans against widening spreads. The entire $100.0 million notional was terminated resulting in a $2.4 million loss used to adjust the basis of purchased assets.

LNC is exposed to credit loss in the event of non-performance by counterparties on various derivative contracts. However, LNC does not anticipate non-performance by any of the counterparties. The credit risk associated with such agreements is minimized by purchasing such agreements from financial institutions with long-standing superior performance records.

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

        10(u) Fourth Amendment to The Lincoln National Life Insurance Company Agents' Savings and Profit-Sharing Plan dated December 22, 1999

        10(v) Third Amendment of the Lincoln National Life Insurance Company Agents' Money Purchase Pension Plan dated December 8, 1999

        10(w) Second Amendment to the Lincoln National Corporation Employees' Retirement Plan dated December 22, 1999

        10(x) Fourth Amendment to the Lincoln National Corporation Employees' Savings and Profit-Sharing Plan dated October 15, 1998

        12 Historical Ratio of Earnings to Fixed Charges

        27 Financial Data Schedule

(b) No reports on Form 8-K were filed during the quarter ended March 31, 2000.

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LINCOLN NATIONAL CORPORATION

By /S/ Richard C. Vaughan
Richard C. Vaughan,
Executive Vice President and Chief Financial Officer

By /S/ Casey J. Trumble
Casey J. Trumble,
Senior Vice President and Chief Accounting Officer

Date   May 4, 2000

LINCOLN NATIONAL CORPORATION

Exhibit Index for the Report on Form 10-Q for the Quarter Ended March 31, 2000

Exhibit Number    Description                                    Page Number

10(u)             Fourth Amendment to The Lincoln National Life
                  Insurance Company Agents' Savings and
                  Profit-Sharing Plan dated December 22, 1999         28

10(v)             Third Amendment of the Lincoln National Life
                  Insurance Company Agents' Money Purchase
                  Pension Plan dated December 8, 1999                 29

10(w)             Second Amendment to the Lincoln National
                  Corporation Employees' Retirement Plan
                  dated December 22, 1999                             37

10(x)             Fourth Amendment to the Lincoln National
                  Corporation Employees' Savings and Profit-
                  Sharing Plan dated October 15, 1998                 39

12                Historical Ratio of Earnings to
                  Fixed Charges                                       43

27                Financial Data Schedule                             44