Form 10-Q
period 2000-06-30
LINCOLN NATIONAL CORP
filed 2000-07-26
CIK 59558

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

        QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934

For quarter ended June 30, 2000                   Commission file number 1-6028

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

As of July 21, 2000 LNC had 190,752,900 shares of Common Stock outstanding.

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports) and (2) has been subject to
such filing requirements for the past 90 days.   Yes [ X ]       No [   ]

The exhibit index to this report is located on page 28.


PART I - FINANCIAL INFORMATION

Item 1  Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS




                                                                               June 30          December 31
                                                      (000s omitted)              2000                 1999
                                                      --------------              ----                -----
ASSETS                                                                     (Unaudited)
Investments:

Securities available-for-sale, at fair value:
Fixed maturity (cost 2000 - $27,788,438;
1999 - $28,357,057)                                                        $27,078,374          $27,688,613
Equity (cost 2000 - $446,373;
1999 - $481,531)                                                               560,014              603,954
Mortgage loans on real estate                                                4,783,803            4,735,397
Real estate                                                                    282,128              256,202
Policy loans                                                                 1,914,739            1,892,392
Other investments                                                              438,158              401,826
                                                                          ------------         ------------
Total Investments                                                           35,057,216           35,578,384

Investment in unconsolidated affiliates                                             --               25,825

Cash and invested cash                                                       1,619,312            1,895,883

Property and equipment                                                         205,549              203,753

Deferred acquisition costs                                                   2,967,973            2,800,290

Premiums and fees receivable                                                   247,759              259,630

Accrued investment income                                                      543,975              533,183

Assets held in separate accounts                                            54,924,205           53,654,223

Federal income taxes                                                           246,063              345,010

Amounts recoverable from reinsurers                                          3,775,299            3,954,345

Goodwill                                                                     1,335,436            1,423,039

Other intangible assets                                                      1,646,657            1,746,499

Other assets                                                                 1,279,050              675,669
                                                                          ------------         ------------
Total Assets                                                              $103,848,494         $103,095,733

See notes to consolidated financial statements on pages 7 - 13.


LINCOLN NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS
-CONTINUED-

                                                                               June 30          December 31
                                                      (000s omitted)              2000                 1999
                                                      --------------              ----                -----
                                                                           (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Insurance and Investment Contract Liabilities:

Insurance policy and claim reserves                                        $20,998,314          $20,924,768

Contractholder funds                                                        19,028,295           20,228,753

Liabilities related to separate accounts                                    54,924,205           53,654,223

Total Insurance and Investment Contract Liabilities                         94,950,814           94,807,744

Short-term debt                                                                355,682              460,153

Long-term debt                                                                 712,097              711,963

Company-obligated mandatorily redeemable preferred
securities of subsidiary trusts holding solely junior
subordinated debentures                                                        745,000              745,000

Other liabilities                                                            2,861,176            2,107,005
                                                                          ------------         ------------
Total Liabilities                                                           99,624,769           98,831,865
Shareholders' Equity:
Series A preferred stock-10,000,000 shares authorized
(6/30/00 liquidation value - $2,169)                                               894                  948

Common stock - 800,000,000 shares authorized                                   974,428            1,007,099

Retained earnings                                                            3,783,109            3,691,470

Accumulated Other Comprehensive Income (Loss):
Foreign currency translation adjustment                                         21,861               30,049

Net unrealized loss on securities available-for-sale                          (556,567)            (465,698)
                                                                          ------------         ------------
Total Accumulated Other Comprehensive Loss                                    (534,706)            (435,649)
                                                                          ------------         ------------
Total Shareholders' Equity                                                   4,223,725            4,263,868
                                                                          ------------         ------------
Total Liabilities and Shareholders' Equity                                $103,848,494         $103,095,733

See notes to consolidated financial statements on pages 7 - 13.




LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

                                                     Six Months Ended                    Three Months Ended
                                                         June 30                              June 30
    (000s omitted, except per share amounts)      2000            1999                 2000             1999
                                                  ----            ----                 ----             ----
                                                      (Unaudited)                           (Unaudited)
Revenue:

Insurance premiums                            $870,697      $  873,379             $481,099         $434,316
Insurance fees                                 819,203         758,828              410,866          380,827
Investment advisory fees                       106,135         115,100               52,182           56,310
Net investment income                        1,384,966       1,410,376              673,819          700,838
Equity in earnings (loss) of
unconsolidated affiliates                       (2,604)          2,719               (3,640)           1,113
Realized loss on investments                   (11,360)         (2,122)             (10,383)          (4,049)
Other revenue and fees                         194,850         195,406               88,720          108,973
                                          ------------    ------------         ------------     ------------
Total Revenue                                3,361,887       3,353,686            1,692,663        1,678,328

Benefits and Expenses:

Benefits                                     1,742,983       1,788,469              876,992          901,674
Underwriting, acquisition,
insurance and other expenses                 1,089,571       1,093,283              553,661          542,309
Interest and debt expense                       71,720          65,736               35,381           32,632
                                          ------------    ------------         ------------     ------------
Total Benefits and Expenses                  2,904,274       2,947,488            1,466,034        1,476,615
                                          ------------    ------------         ------------     ------------
Net Income Before Federal Income Taxes         457,613         406,198              226,629          201,713

Federal income taxes                           123,775         112,786               62,783           53,363
                                          ------------    ------------         ------------     ------------
Net Income Before Minority Interest In
Consolidated Subsidiary                        333,838         293,412              163,846          148,350

Minority interest in consolidated subsidiary        10              --                  238               --
                                          ------------    ------------         ------------     ------------
Net Income                                    $333,828        $293,412             $163,608         $148,350




Net Income Per Common Share-Basic                $1.74           $1.47                $0.86            $0.74

Net Income Per Common Share-Diluted              $1.72           $1.45                $0.84            $0.73

See notes to consolidated financial statements on pages 7 - 12.





LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                        Six Months Ended June 30
                                                         Number of Shares                           Amounts
        (000s omitted from dollar amounts)              2000           1999                  2000             1999
                                                        ----           ----                  ----             ----
                                                            (Unaudited)                           (Unaudited)
Series A Preferred Stock:
Balance at beginning-of-year                          28,857          32,959                 $948           $1,083
Conversion into common stock                          (1,745)         (2,168)                 (54)             (71)
                                                ------------    ------------         ------------     ------------
Balance at June 30                                    27,112          30,791                  894            1,012

Common Stock:
Balance at beginning-of-year                     195,494,898     202,111,174            1,007,099          994,472
Conversion of series A preferred stock                27,920          34,688                   54               71
Issued for benefit plans                             259,274         626,953               (7,874)          27,169
Issued for acquisition of subsidiaries                34,688          86,228                1,392            3,547
Retirement of common stock                        (5,109,081)     (4,090,000)             (26,243)         (20,199)
                                                ------------    ------------         ------------     ------------
Balance at June 30                               190,707,699     198,769,043              974,428        1,005,060

Retained Earnings:
Balance at beginning-of-year                                                            3,691,470        3,790,038

Comprehensive income (loss)                                                               234,771         (289,398)
Less other comprehensive loss:
Foreign currency translation loss                                                          (8,188)         (29,318)
Net unrealized loss on
securities available-for-sale                                                             (90,869)        (553,492)
                                                                                     ------------     ------------
Net Income                                                                                333,828          293,412

Retirement of common stock                                                               (132,042)        (182,489)

Dividends declared:
Series A preferred ($1.50 per share)                                                          (42)             (47)
Common stock (2000-$0.58; 1999-$0.55)                                                    (110,105)        (109,146)
                                                                                     ------------     ------------
Balance at June 30                                                                      3,783,109        3,791,768

Foreign Currency Translation Adjustment:
Accumulated adjustment at
beginning-of-year                                                                          30,049           49,979
Change during the period                                                                   (8,188)         (29,318)
                                                                                     ------------     ------------
Balance at June 30                                                                         21,861           20,661

Net Unrealized Gain (Loss) on
Securities Available-for-Sale:
Balance at beginning-of-year                                                             (465,698)         552,369
Change during the period                                                                  (90,869)        (553,492)
                                                                                     ------------     ------------
Balance at June 30                                                                       (556,567)          (1,123)
                                                                                     ------------     ------------





Total Shareholders' Equity
at June 30                                                                             $4,223,725       $4,817,378

Common Stock at End of Quarter:
Assuming conversion of preferred stock                                                191,141,491      199,261,699
Diluted basis                                                                         193,655,396      200,914,470

See notes to consolidated financial statements on pages 7 - 13.





LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         Six Months Ended
                                                                                             June 30
                                                        (000s omitted)               2000                 1999
                                                        --------------               ----                -----
Cash Flows from Operating Activities:                                                       (Unaudited)
Net income                                                                       $333,828             $293,412
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Deferred acquisition costs                                                       (181,190)            (152,619)
Premiums and fees receivable                                                       11,872              (22,781)
Accrued investment income                                                         (10,792)             (40,562)
Policy liabilities and accruals                                                   (72,355)            (101,683)
Contractholder funds                                                              (11,429)             503,208
Amounts recoverable from reinsurers                                               179,047                5,750
Federal income taxes                                                               46,271               22,029
Equity in earnings of unconsolidated affiliates                                    (2,604)              (2,719)
Minority interest in consolidated subsidiary                                           10                   --
Provisions for depreciation                                                        34,467               35,046
Amortization of goodwill and other intangible assets                               96,218               68,892
Realized loss on investments                                                       11,360                2,122
Other                                                                             (41,208)              54,093
                                                                             ------------         ------------
Net Adjustments                                                                    59,667              370,776
Net Cash Provided by Operating Activities                                         393,495              664,188

Cash Flows from Investing Activities:
Securities-available-for-sale:
Purchases                                                                      (1,716,137)          (3,978,743)
Sales                                                                           1,405,737            1,989,395
Maturities                                                                        869,559            1,176,673
Purchase of other investments                                                    (833,475)            (952,583)
Sale or maturity of other investments                                             683,104              838,791
Sale of unconsolidated affiliates                                                  85,000                   --
Increase in cash collateral on loaned securities                                  320,502              541,447
Other                                                                             (66,419)            (142,049)
                                                                             ------------         ------------
Net Cash Provided by (Used in) Investing Activities                               747,871             (527,069)

Cash Flows from Financing Activities:
Decrease in long-term debt (includes payments and
transfer to short-term debt)                                                         (477)                (240)
Net increase (decrease) in short-term debt                                       (103,994)              65,584
Universal life and investment contract deposits                                   429,089            1,014,832
Universal life and investment contract withdrawals                             (1,464,155)          (1,218,444)
Common stock issued for benefit plans                                              (7,874)              27,052
Retirement of common stock                                                       (158,285)            (197,773)
Dividends paid to shareholders                                                   (112,241)            (110,391)
                                                                             ------------         ------------
Net Cash Used in Financing Activities                                          (1,417,937)            (419,380)
                                                                             ------------         ------------
Net Decrease in Cash and Invested Cash                                           (276,571)            (282,261)

Cash and Invested Cash at Beginning-of-Year                                     1,895,883            2,433,350
                                                                             ------------         ------------
Cash and Invested Cash at June 30                                              $1,619,312           $2,151,089

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

Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2000.

2.  Changes in Accounting Principle
In June 1998, the Financial Accounting Standards Board ("FASB"), issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). In July 1999, the FASB issued Statement of Financial Accounting Standard No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" ("FAS 137"), which delayed the effective date of FAS 133 one year (i.e., adoption required no later than the first quarter of 2001). In June 2000, the FASB issued Statement of Financial Accounting Standard No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" ("FAS 138"), which addresses a limited number of implementation issues arising from FAS 133. In addition, during the second quarter of 2000, the FASB cleared several Derivatives Implementation Group ("DIG") issues impacting LNC. Management is currently reviewing FAS 138 and the recently cleared DIG issues along with the applicable released issues. Management has continued its implementation efforts, including review of investments and other financial instruments for potential embedded derivatives, development of models for use in the assessment of hedge effectiveness and analysis of existing accounting processes in anticipation of required changes. However, due to the complexity of FAS 133 and the uncertainty of authoritative guidance relative to several remaining issues, management has not finalized the analysis necessary to provide a reliable estimate of the effects of implementing the Standard. Because these ongoing changes to implementation guidance have required LNC to re-assess several complex implementation decisions, LNC has decided not to adopt the standard prior to the first quarter of 2001.

3.  Federal Income Taxes
The effective tax rate on net income is lower than the prevailing corporate federal income tax rate. The difference for both 2000 and 1999 resulted principally from tax-preferred investment income.

4. Supplemental Financial Data
Details underlying the income statement caption, "Underwriting, Acquisition, Insurance and Other Expenses," are as follows:




                                                       Six Months Ended              Three Months Ended
                                                           June 30,                       June 30,
      (in millions)                                   2000          1999            2000            1999
                                                      ----          ----            ----            ----
Commissions                                       $  446.1      $  437.5          $251.9          $222.6
Other volume related expenses                        109.2         118.7            56.4            65.6
Operating and administrative expenses                563.8         554.6           266.5           283.7
Deferred acquisition costs net of
amortization                                        (181.2)       (152.6)          (95.0)          (81.3)
Restructuring charges                                  4.1          16.9             4.1              --
Other                                                147.6         118.2            69.8            51.7
                                              ------------  ------------    ------------    ------------
Total                                             $1,089.6      $1,093.3          $553.7          $542.3



5.  Restrictions, Commitments and Contingencies
Statutory Restriction. LNC's primary insurance subsidiary, Lincoln National Life Insurance Company ("Lincoln Life") acquired a block of individual life insurance and annuity business from CIGNA Corporation in January 1998 and a block of individual life insurance from Aetna Inc. in October 1998. These acquisitions were structured as indemnity reinsurance transactions. The statutory accounting regulations do not allow goodwill to be recognized on indemnity reinsurance transactions, and therefore, the related statutory ceding commission flows through the statement of operations as an expense resulting in a reduction of statutory earned surplus. As a result of these acquisitions, Lincoln Life's statutory earned surplus is negative. It is necessary for Lincoln Life to obtain the prior approval of the Indiana Insurance Commissioner before paying any dividends to LNC until such time as statutory earned surplus is positive. The time frame for statutory earned surplus to return to a positive position is dependent upon future statutory earnings and dividends paid by Lincoln Life. Although no assurance can be given that additional dividends to LNC will be approved, during the six months ended June 30, 2000 and during the year ended December 31, 1999, Lincoln Life received regulatory approval and paid extraordinary dividends totaling $210 million and $530 million, respectively, to LNC. In the event such approvals are not obtained in the future, management believes that LNC can obtain the funds required to satisfy its obligations from its existing credit facilities and other sources.

Disability Income Claims. The liabilities for disability income claims net of the related assets for amounts recoverable from reinsurers at June 30, 2000 and December 31, 1999 were $1.309 billion and $1.316 billion, respectively, excluding deferred acquisition costs. The liability is based on the assumption that recent experience will continue in the future. If incidence levels and/or claim termination rates fluctuate significantly from the assumptions underlying the reserves, adjustments to reserves could be required in the future. Accordingly, this liability may prove to be deficient or excessive. However, it is management's opinion that such future developments will not materially affect the consolidated financial position of LNC.

United Kingdom Pension Products. Operations in the United Kingdom ("UK") include the sale of pension products to individuals. Regulatory agencies have raised questions as to what constitutes appropriate advice to individuals who bought pension products as an alternative to participation in an employer sponsored plan. In cases of inappropriate advice, an extensive investigation may have to be done and the individual put in a position similar to what would have been attained if the individual had remained in the employer sponsored plan. At June 30, 2000 and December 31, 1999, liabilities of $258.0 million and $294.4 million, respectively, were carried on the books for this issue. The decrease in the level of the reserve reflects the settlement payouts that have occurred during the six months ended June 30, 2000. These liabilities, which are net of expected recoveries, have been established for the estimated cost of this issue following regulatory guidance as to activities to be undertaken. The expected recoveries from previous owners of companies acquired in past years as specified in the indemnification clauses of the purchase agreements were $111.0 million and $99.7 million at June 30, 2000 and December 31, 1999, respectively. These liabilities and recoveries are based on various estimates that are subject to considerable uncertainty. Accordingly, these liabilities may prove to be deficient or excessive. However, it is management's opinion that such future developments will not materially affect the consolidated financial position of LNC.

United Kingdom Strategic Review. Trends in the UK for pension and life insurance businesses are changing rapidly, due in large part to government mandated product design changes that are expected to be imposed upon the industry within the next year or two. The ever changing regulatory environment has and is continuing to cause great volatility in the Lincoln UK segment. In anticipation of these marketplace changes, a review of strategic alternatives for Lincoln UK was initiated in 1999. In the fourth quarter of 1999, as a result of this review and in response to this current business environment, management decided to explore the exit of the UK market. This analysis continued through the second quarter of 2000. The range of strategic options being explored includes the potential sale of the Lincoln UK insurance business.

Personal Accident Programs. In the past, LNC's Reinsurance segment accepted personal accident reinsurance programs from other insurance companies. Most of these programs were presented to the Reinsurance segment by independent brokers who represented the ceding companies. Certain excess-of-loss personal accident reinsurance programs created in the London market from 1993 to 1996 have produced and have potential to produce significant losses. The liabilities for these programs, net of related assets recoverable from reinsurers, were $170.6 million and $174.7 million at June 30, 2000 and December 31, 1999, respectively.

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

HMO Excess-of-Loss and Group Carrier Medical Reinsurance Programs. The liabilities for HMO and group carrier medical claims, net of the related assets for amounts recoverable from reinsurers, were $103.8 million and $132.6 million at June 30, 2000 and December 31, 1999, respectively. LNC reviews reserve levels on an ongoing basis. The liabilities are based on the assumption that recent experience will continue in the future. If claims and loss ratios fluctuate significantly from the assumptions underlying the reserves, adjustments to reserves could be required in the future. Accordingly, the liabilities may prove to be deficient or excessive. However, it is management's opinion that such future developments will not materially affect the consolidated financial position of LNC.

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

UK regulators continue to focus on industry-wide marketing and compliance issues. Under certain circumstances, companies operating in the insurance and financial services markets may be held responsible for providing incomplete or misleading sales materials and information. As a consequence of low interest and inflation rates, the projected maturity values of mortgage endowment policies are, in many cases, expected to fall short of the original illustrations.

UK regulators have required companies to review the assumptions used in calculating future investment growth on policies and inform existing clients of the progress of their policies. For LNC, the additional costs associated with this administrative process have been immaterial because LNC's policyholders have been receiving regular updates on the progress of their policies. No further action has been required by regulators to date, but the possibility of additional administrative or remedial action remains. As no official pronouncement regarding mortgage endowments has been made, it is not possible to provide a meaningful estimate of the potential outcome of this matter at the present time. However, it is management's opinion that the resolution of this matter will not materially affect the consolidated financial position of LNC.

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

6.  Segment Disclosures
In December 1999, management initiated a plan to change the structure of LNC's internal organization in a manner that caused the composition of its reportable segments to change beginning in 2000. During the first quarter of 2000, execution of the planned changes were finalized so that beginning with the quarter ending March 31, 2000, decisions about resource allocation and performance assessment were made separately for an Annuities segment and a Life Insurance segment. As of, and for the six months and quarter ended June 30, 2000, financial reporting for the two separate segments is presented and the corresponding information for earlier periods is presented on a basis consistent with the new segment reporting structure. Most of the lines of business previously included in the Life Insurance and Annuities segment are now reported within either the Annuities segment or the Life Insurance segment based on how the lines of business are being managed.

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




The following tables show financial data by segment:
                                                              Six Months                   Three Months
                                                            Ended June 30                  Ended June 30
                                  (in millions)          2000           1999            2000           1999
                                  -------------          ----           ----            ----           ----
Revenue:
Annuities                                            $1,004.8         $978.0          $493.7         $492.3
Life Insurance                                          974.5          941.5           488.1          472.5
Lincoln UK                                              221.0          232.3           108.2          113.1
Reinsurance                                             853.9          848.7           458.4          427.1
Investment Management                                   227.7          232.1           111.2          114.8
Other Operations (includes consolidating adjustments)    80.0          121.1            33.1           58.5
                                                 ------------   ------------    ------------   ------------
Total                                                $3,361.9       $3,353.7        $1,692.7       $1,678.3

Net Income (Loss) before Federal Income Taxes:
Annuities                                              $211.4         $178.2          $100.3          $87.7
Life Insurance                                          204.0          171.6           102.8           89.1
Lincoln UK                                               46.0           52.2            26.0           25.3
Reinsurance                                              84.5           92.7            37.2           38.1
Investment Management                                     7.7            8.6            (0.3)          11.2
Other Operations (includes interest expense)            (96.0)         (97.1)          (39.4)         (49.7)
                                                 ------------   ------------    ------------   ------------
Total                                                  $457.6         $406.2          $226.6         $201.7

Federal Income Taxes (Credits):
Annuities                                               $42.8          $32.2           $19.8          $15.3
Life Insurance                                           74.5           62.6            37.7           32.7
Lincoln UK                                               11.4           14.2             6.9            5.3
Reinsurance                                              25.3           32.7            11.9           13.4
Investment Management                                     2.9            5.0              --            4.0
Other Operations                                        (33.1)         (33.9)          (13.5)         (17.4)
Total                                                  $123.8         $112.8          $ 62.8          $53.3

Net Income (Loss):
Annuities                                              $168.6         $146.0          $ 80.5          $72.4
Life Insurance                                          129.5          109.0            65.1           56.4
Lincoln UK                                               34.6           38.0            19.1           20.0
Reinsurance                                              59.2           60.0            25.3           24.7
Investment Management                                     4.8            3.6            (0.3)           7.2
Other Operations (includes interest expense)            (62.9)         (63.2)          (25.9)         (32.3)
                                                 ------------   ------------    ------------   ------------
Net Income Before Minority Interest
In Consolidated Subsidiary                              333.8          293.4           163.8          148.4
Minority Interest In Consolidated Subsidiary               --             --             0.2             --
                                                 ------------   ------------    ------------   ------------
Net Income                                             $333.8         $293.4          $163.6         $148.4


                                                                     June 30                    December 31
                                  (in millions)                        2000                          1999
                                  -------------                        ----                          ----
Assets:
Annuities                                                          $61,168.0                      $60,414.0
Life Insurance                                                      20,463.9                       19,941.3
Lincoln UK                                                           9,067.0                        9,712.8
Reinsurance                                                          6,592.7                        6,757.7
Investment Management                                                1,459.0                        1,483.1
Other Operations                                                     5,097.9                        4,786.8
                                                                ------------                   ------------
Total                                                             $103,848.5                     $103,095.7



7.  Earnings Per Share
Per share amounts for net income are shown in the income statement using 1) an earnings per common share basic calculation and 2) an earnings per
common share-assuming dilution calculation.   Reconciliations of the
factors used in the two calculations are as follows:




                                                       Six Months Ended                Three Months Ended
                                                           June 30                          June 30
Numerator: [in millions]                             2000            1999            2000              1999
                                                     ----            ----            ----              ----
Net income as used in basic calculation            $333.8          $293.4          $163.6            $148.4
Dividends on convertible preferred stock              *               *               *                 *
                                             ------------    ------------    ------------      ------------
Net income as used in diluted calculation          $333.8          $293.4          $163.6            $148.4
* Less than $100,000.

Denominator: [number of shares]
Weighted average shares, as used
in basic calculation                          192,236,322     200,146,975     190,655,096       199,119,557
Shares to cover conversion of
preferred stock                                   452,955         509,045         445,853           501,912
Shares to cover restricted stock                  198,134         510,629         (34,813)          500,381
Average stock options outstanding
during the period                               8,991,887       7,364,108      12,683,912         9,315,306
Assumed acquisition of shares
with assumed proceeds and tax
benefits from exercising stock options
(at average market price during the period)    (7,430,510)     (5,858,867)    (10,336,620)       (7,514,657)
Average deferred compensation shares              136,641              --         629,985                --
                                             ------------    ------------    ------------      ------------
Weighted-average shares, as
used in diluted calculation                   194,585,429     202,671,890     194,043,413       201,922,499



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

8.  Comprehensive Income



                                                           Six Months Ended                Three Months Ended
                                                               June 30                           June 30
                                  (in millions)        2000              1999             2000              1999
                                  -------------        ----              ----             ----              ----
Net income                                           $333.8            $293.4           $163.6            $148.4
Foreign currency translation loss                      (8.2)            (29.3)            (1.0)             (9.4)
Net unrealized gain (loss) on securities              (90.8)           (553.5)          (145.3)           (255.8)
                                               ------------      ------------     ------------      ------------
Comprehensive Income (Loss)                          $234.8           $(289.4)           $17.3           $(116.8)



9. Divestiture
On March 30, 2000, LNC transferred its 49% share of Seguros Serfin Lincoln to its partner, Grupo Financiero Serfin S.A., for $100.5 million. The proceeds included the recovery of LNC's investment which freed up approximately $90.0 million of capital and included interest of $14.1 million ($9.2 million after-tax).

10. Restructuring Charges
During 1998, LNC implemented a restructuring plan related to the integration of existing life and annuity operations with the new business operations acquired from CIGNA, and a second restructuring plan related to downsizing LNC's corporate center operations. The aggregate charges associated with these two unrelated restructuring plans totaled $34.3 million after-tax ($52.8 million pre-tax). The aggregate pre-tax costs include $19.6 million for employee severance and termination benefits related to the elimination of 211 positions and 143 positions for the two plans, respectively, $9.9 million for asset impairments and $23.3 million for costs relating to exiting business activities. As of June 30, 2000, actual pre-tax costs of $53.8 million have been expended or written-off and 313 positions have been eliminated under these restructuring plans. All expenditures under the restructuring plan related to the integration of the existing life and annuity operations with the new business operations acquired from CIGNA were completed by the first quarter of 2000. A balance of $3.0 million pre-tax related to the downsizing of LNC's corporate center operations remains in the restructuring reserve for this 1998 plan.

In 1999, LNC implemented three different restructuring plans related to 1) the downsizing and consolidation of the operations of Lynch & Mayer, Inc. ("Lynch & Mayer"), 2) the discontinuance of HMO excess-of-loss reinsurance programs and 3) the streamlining of Lincoln UK's operations. The aggregate charges associated with these three unrelated restructuring plans totaled $21.8 million after-tax ($31.8 million pre-tax). These aggregate pre-tax costs include $8.3 million for employee severance and termination benefits related to the elimination of 34, 71 and 119 positions for the three plans, respectively, $9.8 million for asset impairments and $13.7 million for costs relating to exiting business activities. As of June 30, 2000, actual pre-tax costs of $20.4 million have been expended or written-off and 141 positions have been eliminated under these restructuring plans. During the fourth quarter of 1999, LNC determined that part of rent expense related to abandoned office space included in the costs related to downsizing and consolidation of operations for Lynch & Mayer would not be incurred due to the landlord allowing Lynch & Mayer to surrender the lease rather than to sublease the space. As a result, the original estimate was reduced by $3.0 million pre-tax. This reduction was recorded in the fourth quarter of 1999 as a reversal to the restructuring charge and related reserve. In addition, during the fourth quarter of 1999, $1.5 million pre-tax associated with lease terminations was released into income. As of June 30, 2000, a balance of $8.4 million pre-tax remains in the restructuring reserves for these 1999 plans.

During the second quarter of 2000, LNC recorded a restructuring charge in its Investment Management segment of $2.7 million after-tax ($4.1 million pre-tax). The objective of this restructuring plan is to combine the structured products team of Delaware Management Holdings, Inc. ("Delaware") and Vantage Global Advisors, Inc. ("Vantage") in Philadelphia and consolidate the back office operations of Vantage into Delaware, in order to reduce ongoing operating costs and eliminate redundant facilities within this business segment. This charge was included in Underwriting, Acquisition, Insurance and Other Expenses on the Consolidated Statement of Income for the quarter ended June 30, 2000. The restructuring plan identified the following activities and associated costs to achieve the objectives of the restructuring plan: (1) severance and termination benefits of $2.3 million related to the elimination of 15 positions, (2) write-off of impaired assets of $1.4 million and (3) other costs of $0.4 million. Write-offs under the restructuring plan began in the second quarter of 2000. All remaining expenditures under this restructuring plan are expected to be complete by the end of 2000. As of June 30, 2000, $1.4 million (pre-tax) has been written-off under this restructuring plan and all affected employees have been notified, but no employees have yet been severed under the restructuring plan.

Item 2  Management's Discussion and Analysis of Financial Information

Forward Looking Statements - Cautionary Language

The pages that follow review the results of operations of LNC consolidated, LNC's five business segments and "Other Operations"; LNC's consolidated investments; and consolidated financial condition including liquidity, cash flow and capital resources. Historical financial information is presented and analyzed. Where appropriate, factors that may affect future financial performance are identified and discussed. Certain statements made in this report are "forward-looking statements" within the meaning of the Securities Litigation Reform Act of 1995 (the "Act"). Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain words like: "believe", "anticipate", "expect", "estimate", "project", "will", "shall" and other words or phrases with similar meaning. Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. These risks and uncertainties include, among others: subsequent significant changes in the company (e.g., acquisitions and divestitures), financial markets (e.g., interest rates and securities markets), legislation (e.g., taxes and product taxation), accounting principles generally accepted in the United States, regulations (e.g., insurance and securities regulations), litigation (e.g., adverse decisions in extracontractual damage cases, new appellate decisions which change the law, unexpected trial court rulings, unavailability of witnesses and newly discovered evidence), debt and claims paying ratings issued by nationally recognized rating organizations, acts of God (e.g., hurricanes, earthquakes and storms), stability of foreign governments in countries that LNC does business, other insurance risks (e.g., policyholder mortality and morbidity) and competition.

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

The discussion that follows focuses on the results of operations for the six months ended June 30, 2000 compared to the results for the six months ended June 30, 1999. The factors affecting the current quarter to prior quarter comparisons are essentially the same as the year-to-date factors except as noted.

Within the discussion of the results of operations, reference is made to "Income from Operations". This alternative measure of earnings is defined as "Net income less realized gain (loss) on sale of investments, gain
(loss) on sale of subsidiaries and restructuring charges, all net of taxes".




RESULTS OF CONSOLIDATED OPERATIONS

Summary Financial Results

                                                           Six Months Ended                Three Months Ended
                                                               June 30                           June 30
                                  (in millions)        2000              1999             2000              1999
                                  -------------        ----              ----             ----              ----
Operating Revenue (1)                              $3,373.2          $3,355.8         $1,703.0          $1,682.4
Expenses (including taxes) (2)                      3,029.6           3,048.4          1,529.8           1,530.6
Income from Operations before Minority Interest (2)   343.6             307.4            173.2             151.8
Minority Interest                                      --                --                0.2              --
                                               ------------      ------------     ------------      ------------
Income from Operations                                343.6             307.4            173.0             151.8
Realized Gain (Loss) on Investments (after-tax)        (7.1)             (1.9)            (6.7)             (3.4)
Restructuring Charge (after-tax)                       (2.7)            (12.1)            (2.7)               --
                                               ------------      ------------     ------------      ------------
Net Income                                         $  333.8          $  293.4         $  163.6          $  148.4

(1) Operating revenue excludes realized gain/(loss) on investments.

(2) Expenses exclude restructuring charges.



LNC has the following business segments: Annuities, Life Insurance, Lincoln UK, Reinsurance and Investment Management. LNC reports operations not directly related to the business segments and unallocated corporate items in "Other Operations". Included in "Other Operations" are corporate investment income, interest expense on corporate debt, unallocated overhead expenses, the operations of Lincoln Financial Advisors Corporation ("LFA") and LNC's minority interest in AnnuityNet. See "Reorganization of Reporting Segments" below for further discussion of LNC's segment reporting structure.

Net income and income from operations for the first six months of 2000 increased 14% and 12%, respectively, compared to the same period in 1999. Net income and income from operations for the second quarter of 2000 increased 10% and 14%, respectively, compared to the same quarter in 1999. The increases in net income and income from operations for the six months and quarter were primarily the result of increased earnings in the Annuities and Life Insurance segments.

Consolidated operating revenues increased slightly (0.5% for the first six months of 2000 compared to the same period in 1999) due primarily to increased fee income in the Annuities and Life Insurance segments, increased individual life premiums in the Reinsurance segment, increased other revenue in the Investment Management segment and increased net investment income in the Reinsurance segment. These increases were partially offset by decreased business volume in the Reinsurance segment related to exited businesses in run-off, decreased investment advisory fees in the Investment Management segment and decreased net investment income in the Annuities segment. All of the explanations noted above for the change in operating revenues apply to the comparison of the second quarter of 2000 to the same quarter of 1999, except that net investment income decreased between quarters for the Reinsurance segment. Consolidated expenses decreased slightly (0.6% for the first six months of 2000 compared to the same period of 1999) due primarily to expense management initiatives conducted by the Life Insurance segment, Annuities segment and LFA included in Other Operations and decreased health benefit expenses in the Reinsurance segment. These decreases were partially offset by increases in volume related expenses. For further discussion of the results of operations see the discussion of the results of operations by segment starting on page 16.

Reorganization of Reporting Segments
In December 1999, management initiated a plan to change the structure of LNC's internal organization in a manner that caused the composition of its reportable segments to change beginning in 2000. During the first quarter of 2000, execution of the planned changes were finalized so that beginning with the quarter ending March 31, 2000, decisions about resource allocation and performance assessment were made separately for an Annuities segment and a Life Insurance segment. As of and for the six months and quarter ended June 30, 2000, financial reporting for the two separate segments is presented and the corresponding information for earlier periods is presented on a basis consistent with the new segment reporting structure. Most of the lines of business previously included in the Life Insurance and Annuities segment are now reported within either the Annuities segment or the Life Insurance segment based on how the lines of business are being managed.

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

Restructuring Charges
During the second quarter of 2000, LNC implemented a restructuring plan related to the downsizing and consolidation of the operations of Vantage Global Advisors, Inc. ("Vantage"). The charge associated with this restructuring plan was $2.7 million after-tax ($4.1 million pre-tax). The components of the pre-tax costs include $2.3 million for employee severance and termination benefits, write-off of impaired assets of $1.4 million, and other costs of $0.4 million. (See Note 10 to the consolidated financial statements for further details regarding this restructuring plan.)

For an update on the status of restructuring plans implemented in 1998 and 1999 refer to Note 10 to the consolidated financial statements.

Lincoln UK Strategic Review
The previously announced analysis of strategic options for Lincoln UK continued during the second quarter of 2000. No decisions have been made at this time. Based upon the current status of this strategic review, management expects to finalize this process in the third quarter of 2000.




RESULTS OF OPERATIONS BY SEGMENT

Annuities

Results of Operations (1)                             Six Months Ended                 Three Months Ended
                                                          June 30                           June 30
(in millions)                                       2000            1999             2000              1999
-----------------------------------------------------------------------------------------------------------
Income from Operations                            $165.4          $143.5            $80.4             $72.4
Net Income                                        $168.6          $146.0            $80.5             $72.4

June 30  (in billions)                                                               2000              1999
----------------------------------------------------------------------------------------------------------
Account Values
Variable Annuities                                                                  $43.1             $37.2
Fixed Annuities                                                                      14.0              14.8
Variable Life Insurance                                                               0.2               0.1
                                                                             ------------      ------------
Total Account Values                                                                $57.3             $52.1



(1) The 1999 data was restated from the prior year due to the reorganization of the Life Insurance and Annuities segment into two separate segments: an Annuities segment and a Life Insurance segment.

The Annuities segment reported an increase in net income of $22.6 million or 15% for the first six months of 2000 compared to the same period in 1999 and an increase of $8.1 million or 11% for the second quarter of 2000 compared to the same quarter in 1999. Income from operations for the first six months of 2000 increased $21.9 million or 15% compared to the same period in 1999 and increased $8.0 million or 11% for the second quarter of 2000 compared to the same quarter in 1999. The increase in net income and income from operations was driven primarily by growth in fee income from variable annuity accounts and to a lessor extent favorable investment margins and decreased general and administrative expenses. Variable annuity account values increased by $5.9 billion or 16% from June 30, 1999 to June 30, 2000. The growth in the variable annuity account values was driven by stock market appreciation partially offset by net cash outflow. The favorable investment margins resulted primarily from participation in investment partnerships. The decrease in general and administrative expenses was due primarily to lower Year 2000 information technology costs.

During the first six months of 2000 and the second quarter of 2000, the Annuities segment experienced a continuation of the trend of net cash outflow that was noted in the 1999 Form 10-K. For the first six months of 2000, annuity deposits were $2.6 billion and withdrawals were $3.7 billion, resulting in net cash outflow of $1.1 billion. For the first six months of 1999, annuity deposits were $2.3 billion and withdrawals were $2.6 billion, resulting in net cash outflow of $0.3 billion. The growth rate of annuity deposits of 13% between periods was attributable to variable annuity deposits which grew 22% between periods. Fixed annuity deposits decreased by 3% between periods as result of lower deposits in the second quarter of 2000 compared to the same quarter in 1999.

Although the trend of annuity net cash outflow has continued into the first six months of 2000 and the second quarter of 2000, amounts by month were relatively flat and there was an improvement in net cash outflows of $58 million from the first quarter of 2000 to the second quarter of 2000. To address these net cash outflows, LNC announced several initiatives in the first quarter of 2000. LNC is continuing to implement these programs which are aimed at the retention of current accounts and increasing new deposits. Product line expansion efforts are also progressing and are expected to result in the third quarter 2000 launch of a significant number of new products.




Life Insurance

Results of Operations (1)                          Six Months Ended                 Three Months Ended
                                                        June 30                           June 30
(in millions)                                   2000              1999             2000              1999
---------------------------------------------------------------------------------------------------------
Income from Operations                        $136.1            $113.3           $ 69.0            $ 58.8
Net Income                                     129.5            $109.0             65.1            $ 56.4

Sales - Face Amount (in billions)
Term Insurance                                 $15.3             $13.4             $6.5              $6.4
Universal Life and Other                         5.5               5.0              2.9               2.9

First Year Premiums (in millions)             $286.0            $247.0           $142.0            $128.0


June 30  (in billions)                                                             2000              1999
---------------------------------------------------------------------------------------------------------
Account Values
Universal and Variable Life Insurance                                             $ 8.5             $ 7.7
Interest-Sensitive Whole Life                                                       2.0               1.9
                                                                           ------------      ------------
Total Life Insurance                                                               10.5               9.6
Annuities                                                                           3.3               3.6
Reinsurance Ceded on Annuities                                                     (1.3)             (1.5)
                                                                           ------------      ------------
Total Annuities                                                                     2.0               2.1

Total Account Values                                                             $ 12.5            $ 11.7

In-Force - Face Amount
Universal Life and Other                                                         $110.4            $106.0
Term Insurance                                                                     97.0              78.4



(1) The 1999 data was restated from the prior year due to the reorganization of the Life Insurance and Annuities segment into two separate segments: an Annuities segment and a Life Insurance segment.

The Life Insurance segment reported an increase in net income of $20.5 million or 19% for the first six months of 2000 compared to the same period in 1999 and an increase of $8.7 million or 15% for the second quarter of 2000 compared to the same quarter in 1999. Income from operations for the first six months of 2000 increased $22.8 million or 20% compared to the same period in 1999 and increased $10.2 million or 17% for the second quarter of 2000 compared to the same quarter in 1999. The increase in net income and income from operations for the first six months of 2000 as compared to the six months of 1999 was attributable to strong sales growth particularly from the fourth quarter of 1999, favorable mortality and expense savings. Despite the growth in in-force, expenses decreased slightly in the first six months of 2000 due primarily to lower Year 2000 information technology costs.

First year premiums increased $39.0 million or 16% for the first six months of 2000 compared to the same period in 1999 and increased $14.0 million or 11% for the second quarter of 2000 compared to the same quarter in 1999. Account values of universal life, variable life and interest-sensitive life insurance products increased $0.9 billion or 9% from June 30, 1999 to June 30, 2000. The increase in account values contributed to increased fee income. The two new variable universal life ("VUL") products introduced in 1999 contributed to over a 50% increase in VUL sales in the first six months of 2000 over the comparable period in 1999. In addition, variable life sales were bolstered by the introduction of a new survivorship VUL product in May 2000. Also, the corporate market, bolstered by a new corporate VUL product launched at the end of 1999, contributed $32.2 million of first year premiums, an increase of $23.8 million over the first six months of 1999.




Lincoln UK

Results of Operations (1)                          Six Months Ended                Three Months Ended
                                                        June 30                           June 30
(in millions)                                   2000              1999             2000              1999
---------------------------------------------------------------------------------------------------------
Income from Operations                         $35.0             $37.1            $19.3             $19.0
Net Income                                      34.6             $38.0             19.1             $20.0


June 30  (in billions)                                                             2000              1999
---------------------------------------------------------------------------------------------------------
Unit-Linked Assets                                                                $ 6.7             $ 6.5

Individual Life Insurance In-Force                                                $25.2             $25.1



The UK segment reported a decrease in net income of $3.4 million or 9% for the first six months of 2000 compared to the same period in 1999 and a decrease of $0.9 million or 5% for the second quarter of 2000 compared to the same quarter in 1999. Income from operations for the first six months of 2000 decreased $2.1 million or 6% compared to the same period in 1999 and slightly increased $0.3 million or 2% for the second quarter of 2000 compared to the same quarter in 1999. The decrease in net income and income from operations for the first six months of 2000 compared to the same period in 1999 was primarily attributable to lower margins and one-time expenses related to the operational initiatives started in the fourth quarter of 1999 partially offset by reduced taxes. The slight increase in income from operations for the second quarter of 2000 compared to the same quarter of 1999 was due primarily to improvements in administrative expenses.




Reinsurance

Results of Operations (1)                               Six Months Ended                Three Months Ended
                                                             June 30                          June 30
(in millions)                                        2000              1999             2000              1999
--------------------------------------------------------------------------------------------------------------
Financial Results by Source
Individual Markets                                  $41.8             $46.7            $22.6             $21.3
Group Markets                                         2.2               1.3              1.2               0.4
Financial Reinsurance                                11.2              12.0              4.1               4.7
Other                                                (1.9)             (0.7)            (0.9)             (0.4)
                                             ------------      ------------     ------------      ------------
Income from Operations, excluding Exited Businesses  53.3              59.3             27.0              26.0
Exited Businesses                                     5.9              (0.4)            (0.6)             (1.7)
Income from Operations                               59.2              58.9             26.4              24.3

Net Income                                          $59.2             $60.0            $25.3             $24.7

Individual Life Sales - Face Amount (in billions)   $67.2             $38.5            $37.2             $20.0


June 30  (in billions)                                                                  2000              1999
--------------------------------------------------------------------------------------------------------------
Individual and Group Life Insurance In-Force
Face Amount                                                                           $384.4            $278.5



(1) The 1999 data was restated from the prior year due to the reallocation of net investment income on surplus investments from "Other" in the former Life Insurance and Annuities segment to all segments that have business in Lincoln National Life Insurance Company.

The Reinsurance segment ("Lincoln Re") reported a slight decrease in net income of $0.8 million or 1% for the first six months of 2000 compared to the same period in 1999 and a slight increase of $0.6 million or 2% for the second quarter of 2000 compared to the same quarter in 1999. Income from operations for the first six months of 2000 increased slightly by $0.3 million or 1% compared to the same period in 1999 and increased $2.1 million or 9% for the second quarter of 2000 compared to the same quarter in 1999. The flat results between the first six months of 2000 and the comparable period in 1999 were due to offsetting results by business source.

In Individual markets, earnings were bolstered by the growth in the individual life business, as the strong sales that began in the fourth quarter of 1999 continued through the second quarter of 2000. Part of the growth in sales in the second quarter of 2000 was due to the surge in term life insurance policies written by direct life insurance companies prior to January 1, 2000 when the Valuation of Life Insurance Model Regulation ("Regulation XXX") became effective. Regulation XXX requires companies to increase reserves related to certain term life insurance policies resulting in an increase in premium to the policyholder. The individual life insurance in-force face amount grew to $354.0 billion at the end of the second quarter of 2000; a $114.0 billion or 48% increase from the end of the second quarter of 1999. However, fluctuations in mortality more than offset the positive effects of the growth in business, which explains why individual markets' earnings were down relative to the first six months of 1999. While the actual to expected loss ratio improved somewhat in the second quarter of 2000 to 96.9% from 99.5% in the first quarter of 2000, the ratio was 98.1% for the first six months of 2000 as compared to a favorable 87.4% for the first six months of 1999.

Group markets earnings increased due to growth in the employer stop-loss business. Finally, while Exited businesses benefited from $9.2 million (after-tax) of interest received upon the transfer of LNC's investment in Seguros Serfin Lincoln in the first quarter of 2000, earnings without this transaction were down slightly due to increased reserves for the group carrier medical reinsurance and HMO excess-of-loss reinsurance programs.



Investment Management

Results of Operations (1)                               Six Months Ended                Three Months Ended
                                                             June 30                          June 30
(in millions)                                        2000              1999             2000              1999
--------------------------------------------------------------------------------------------------------------
Total Investment Advisory Fees                     $138.2            $145.6            $68.6             $71.8

Income from Operations                                9.6              15.9              4.4               7.5
Realized Loss on Investments (after-tax)             (2.1)             (0.2)            (2.0)             (0.3)
Restructuring Charge (after-tax)                     (2.7)            (12.1)            (2.7)               --
                                             ------------      ------------     ------------      ------------
Net Income                                         $  4.8            $  3.6            $(0.3)             $7.2


June 30  (in billions)                                                                  2000              1999
--------------------------------------------------------------------------------------------------------------
Assets Under Management
Regular Operations:
Retail                                                                                 $29.8             $30.3
Institutional                                                                           26.7              31.2
                                                                                ------------      ------------
                                                                                        56.5              61.5
At Cost Operations                                                                      34.9              37.4
                                                                                ------------      ------------
Total Assets Under Management                                                          $91.4             $98.9




(1) The 1999 data was restated from the prior year due to the reallocation of net investment income on surplus investments and expenses from "Other" in the former Life Insurance and Annuities segment to all segments that have business in Lincoln National Life Insurance Company. Within this segment, the reallocation relates to the 401(k) operations.

The Investment Management segment reported an increase in net income of $1.2 million or 33% for the first six months of 2000 compared to the same period in 1999 and a decrease of $7.5 million or 104% for the second quarter of 2000 compared to the same quarter in 1999. Net income exclusive of restructuring charges was $7.5 million and $15.7 for the first six months of 2000 and 1999, respectively, a 52% decrease between periods. Net income exclusive of restructuring charges was $2.4 million and $7.2 million for the second quarter of 2000 and 1999, respectively, a 67% decrease between periods. Income from operations for the first six months of 2000 decreased $6.3 million or 40% compared to the same period in 1999 and decreased $3.1 million or 41% for the second quarter of 2000 compared to the same quarter in 1999. The decrease in net income excluding the restructuring charge and income from operations for the first six months of 2000 as compared to the first six months of 1999 was attributable to decreased investment advisory fees and increased expenses, which were partially offset by an increase in other revenue. Expenses increased due primarily to increases in salaries and space costs resulting from an increase in headcount. These increases were partially offset by lower Year 2000 information technology costs. Other revenue increased due to an increase in fees resulting from an increase in the number and value of accounts being serviced in the 401(k) and investment accounting groups.

Investment advisory fees relating to external assets under management for the first six months of 2000 decreased $9.7 million or 8% compared to the same period in 1999 due to decreases in institutional and retail assets under management. Institutional assets under management were $26.7 billion at the end of the second quarter of 2000 as compared to $31.2 billion at the end of the second quarter of 1999. Retail assets under management were $29.8 billion at the end of the second quarter of 2000 as compared to $30.3 billion at the end of the second quarter of 1999. The decrease in institutional assets under management was due to net cash outflows and market depreciation. The retail assets under management decreased due to net cash outflows partially offset by market appreciation.

The net cash outflows experienced by the institutional accounts ($3.7 billion) and to a lessor extent by the retail accounts ($1.2 billion) during the first six months of 2000 were due to continued performance issues relating to the value investment style being out of favor. To reverse the trend of net cash outflows, LNC has initiated various actions to improve performance, the most important element to attracting and retaining assets under management. These actions include a new structure in the large cap value area, establishing a separate portfolio management group for the retail area, adding resources to the fixed income and growth areas, as well as enhancing sub-advisory relationships.




Other Operations

Results of Operations (1)                               Six Months Ended                  Three Months Ended
                                                            June 30                             June 30
(in millions)                                        2000              1999             2000              1999
--------------------------------------------------------------------------------------------------------------
Financial Results by Source
LNC Financing                                      $(43.6)           $(42.5)         $(22.0)            $(21.6)
LFA                                                 (10.3)            (18.1)           (2.9)              (9.7)
AnnuityNet                                           (3.3)             (1.7)           (1.9)              (1.1)
Other Corporate                                      (4.4)              1.0             0.3                2.1
                                             ------------      ------------     ------------      ------------
Loss from Operations                                (61.6)            (61.3)          (26.5)             (30.3)

Net Loss                                           $(62.9)           $(63.2)         $(26.1)            $(32.3)



(1) The 1999 data was restated from the prior year due to the reorganization of the Life Insurance and Annuities segment into two separate segments: an Annuities segment and a Life Insurance segment. Results for LFA and certain unallocated expenses previously reported in the Life Insurance and Annuities segment are now reported in "Other Operations".

Other Operations reported a slight decrease in the net loss of $0.3 million or 0.5% for the first six months of 2000 compared to the same period in 1999 and a decrease in the net loss of $6.2 million or 19% for the second quarter of 2000 compared to the same quarter in 1999. Loss from operations for the first six months of 2000 increased slightly by $0.3 million or 0.5% compared to the same period in 1999 and decreased $3.8 million or 13% for the second quarter of 2000 compared to the same quarter in 1999.

The relatively flat change in net loss and loss from operations for the first six months of 2000 compared to the same period in 1999 was due to offsetting results by business source. The slight increase in the loss in the LNC Financing line was due primarily to increased short-term debt costs. The increased loss from AnnuityNet was due to higher distribution costs in the first quarter of 2000 and a nonrecurring $0.8 million tax charge recorded in the second quarter of 2000. The increase in the loss in the Other Corporate line is attributable to a variety of items including $2.6 million (after-tax) of offsetting litigation matters recorded in the first quarter of 2000, $2.5 million relating to interest on tax refunds received in the second quarter of 1999 and timing differences between periods on various intercompany expense allocations. The decrease in the loss from LFA was due to increased sales volumes and reduced field office costs resulting from expense management initiatives.

In May of 2000, LNC adopted the equity method of accounting for AnnuityNet. This change was due to the reduction of LNC's ownership interest in AnnuityNet to 44.9% resulting from second round funding of $20 million by an unaffiliated investor group.



CONSOLIDATED INVESTMENTS

June 30  (in billions)                                                           2000                     1999
--------------------------------------------------------------------------------------------------------------
Total Assets Managed                                                           $137.5                   $137.2


                                                        Six Months Ended                  Three Months Ended
                                                            June 30                            June 30
                                                     2000              1999             2000              1999
--------------------------------------------------------------------------------------------------------------
Mean Invested Assets (cost basis) (in billions)    $37.77            $39.28           $37.31            $39.39

Adjusted Net Investment Income (1) (in millions) $1,388.7          $1,414.1           $676.1            $702.8

Investment Yield (ratio of net investment
income to mean invested assets)                     7.35%             7.20%            7.25%             7.14%



(1) Includes tax-exempt income.

The total investment portfolio decreased $521.2 million in the first six months of 2000. This is the net result of the decrease in the fair value of securities available-for-sale and fixed annuity contractholders opting to transfer funds to variable annuity contracts partially offset by purchases of investments from cash flow generated by the business segments.

The quality of LNC's fixed maturity securities portfolio as of June 30, 2000 was as follows:
Treasuries and AAA         22.3%              BBB         33.0%
AA                          7.0%               BB          3.9%
A                          30.3%     Less than BB          3.5%

As of June 30, 2000, $2.0 billion or 7.4% of fixed maturity securities was invested in below investment grade securities (less than BBB). This represents 5.7% of the total investment portfolio. The interest rates available on these below investment grade securities are significantly higher than are available on other corporate debt securities. Also, the risk of loss due to default by the borrower is significantly greater with respect to such below investment grade securities because these securities are generally unsecured, often subordinated to other creditors of the issuer and issued by companies that usually have high levels of indebtedness. LNC attempts to minimize the risks associated with these below investment grade securities by limiting the exposure to any one issuer and by closely monitoring the credit worthiness of such issuers. During the six months ended June 30, 2000, the aggregate cost of such investments purchased was $67.2 million. Aggregate proceeds from such investments sold were $65.3 million, resulting in a net realized pre-tax loss at the time of sale of $38.3 million.

LNC's entire fixed maturity and equity securities portfolio is classified as "available-for-sale" and is carried at fair value. Changes in fair value, net of related deferred acquisition costs, amounts required to satisfy policyholder commitments and taxes, are charged or credited directly to shareholders' equity.

As of June 30, 2000, mortgage loans on real estate and real estate represented 13.6% and 0.8% of LNC's total investment portfolio, respectively. As of June 30, 2000, the underlying properties supporting the mortgage loans on real estate consisted of 31.1% in commercial office buildings, 28.9% in retail stores, 16.3% in apartments, 13.8% in industrial buildings, 5.5% in hotels/motels and 4.4% in other. In addition to the dispersion by property type, the mortgage loan portfolio is geographically diversified throughout the United States.

The following summarizes key information on mortgage loans:
                                                      June 30       December 31
                                   (in millions)        2000           1999
                                   -------------       -----          -----
Total Portfolio (net of reserves)                   $4,783.8       $4,735.4

Mortgage loans two or more payments
delinquent (including in process of foreclosure)         6.5            5.1
Restructured loans in good standing                     10.2            3.3
Reserve for mortgage loans                               4.9            4.7

Fixed maturity securities available-for-sale, mortgage loans on real estate and real estate that were non-income producing for the six months ended June 30, 2000 were not significant.

Net Investment Income
Net investment income decreased $25.4 million or 1.8% when compared with the first six months of 1999. This decrease was the result of a 4% decrease in mean invested assets partially offset by an increase in the overall yield on investments from 7.20% to 7.28% (exclusive of $14.1 million of interest income on the transfer of Seguros Serfin Lincoln recognized in the first quarter of 2000).

Realized Gain on Investments
The first six months of 2000 and 1999 had realized losses on investments of $11.4 million and $2.1 million, respectively. The losses for 2000 and 1999 which are net of related deferred acquisition costs and expenses, were the result of rising interest rates. Securities available-for-sale that were deemed to have declines in fair value that are other than temporary were written down. Also, when the underlying value of the property is deemed to be less than the carrying value, LNC records write-downs and allowances on mortgage loans on real estate, real estate and other investments.

The pre-tax write-downs of securities available-for-sale for the first six months of 2000 and 1999 were $23.1 million and $19.5 million, respectively. The fixed maturity securities to which write-downs apply were generally of investment grade quality at the time of purchase, but were classified as "below investment grade" at the time of the write-downs. During the first
six months of 2000, LNC released $0.5   million in reserves on real estate
and mortgage loans on real estate compared to reserves released of $0.5 million for the first six months of 1999. Net write-downs and reserve releases for all investments for the six months ended June 30, 2000 and 1999 were $22.6 million and $19.0 million, respectively.

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

The consolidated statement of cash flows on page 6, indicates that operating activities provided cash of $393.5 million during the first six months of 2000. This statement also classifies the other sources and uses of cash by investing activities and financing activities and discloses the total amount of cash available to meet LNC's obligations.

Although LNC generates adequate cash flow to meet the needs of its normal operations, periodically LNC may issue debt or equity securities to fund internal expansion, acquisitions, investment opportunities and the retirement of LNC's debt and equity. As of June 30, 2000, LNC has a shelf registration with an unused balance of $825 million that would allow LNC to issue a variety of securities, including debt, preferred stock, common stock and hybrid securities. Finally, cash funds are available from LNC's revolving credit agreement which provides for borrowing up to $750 million.

Transactions such as those described in the preceding paragraph that have occurred in the first six months of 2000 include the purchase and retirement of 5,109,081 shares of common stock at a cost of $158.3 million. At June 30, 2000, the remaining amount under the May 1999 board authorization to repurchase $500 million of common stock was $105.1 million.

LNC's insurance subsidiaries are subject to certain insurance department regulatory restrictions as to the transfer of funds and payment of dividends to the holding company. Generally, these restrictions pose no short-term liquidity concerns for the holding company. However, as discussed in detail within Note 5 to the consolidated financial statements, the acquisition of two blocks of business in 1998 placed further restrictions on the ability of LNC's primary insurance subsidiary, Lincoln National Life Insurance Company ("Lincoln Life"), to declare and pay dividends. As a result of these acquisitions and dividends declared, Lincoln Life's statutory earned surplus is negative. It is necessary for Lincoln Life to obtain the prior approval of the Indiana Insurance Commissioner before paying any dividends to LNC until such time its statutory earned surplus is positive. The time-frame for statutory earned surplus to return to a positive position is dependent upon future statutory earnings and dividends paid by Lincoln Life. Although no assurance can be given that additional dividends to LNC will be approved, during the first six months of 2000 and during the year ended December 31, 1999, Lincoln Life received regulatory approval and paid extraordinary dividends totaling $210 million and $530 million, respectively, to LNC. In the event such approvals are not obtained, management believes that LNC can obtain the funds required to satisfy its obligations from its existing credit facilities and other sources.

Total shareholders' equity decreased $40.1 million in the first six months of 2000. Excluding the decrease of $90.9 million related to an increase in the unrealized loss on securities available-for-sale, shareholders' equity increased $50.8 million. This increase was the net result of increases due to $333.8 million from net income and $1.4 million from the issuance of common stock related to the acquisition of subsidiaries offset by decreases of $7.8 million from the issuance of common stock related to benefit plans, $8.2 million for the cumulative foreign currency translation adjustment, $158.3 million for the repurchase of common shares and $110.1 million for the declaration of dividends to shareholders.

As of June 30, 2000, LNC's senior debt ratings included Moody's at A2 ("Very Good, Strong or High"), Standard and Poor's A- ("Very Good, Strong or High") and Duff & Phelps at A+ ("Very Good, Strong or High") and LNC's commercial paper ratings included Moody's at P-1 ("Superior"), Standard and Poor's at A-2 ("Strong") and Duff & Phelps at D-1 ("High Grade"). In December 1999, Moody's put LNC's senior debt and commercial paper ratings under review for possible downgrade. Although the short-term borrowing rate on the issuance of commercial paper increased approximately 0.10% per annum as a result of the notice, management believes that liquidity will not be adversely impacted.

As of June 30, 2000, Lincoln National (UK) PLC's commercial paper ratios included Standard and Poor's at A-2 ("Strong") and Moody's at P-1 ("Superior"). Management believes that given the reduced number of investors for commercial paper with ratings below A-1, it will on occasion be difficult for Lincoln National (UK) PLC to issue commercial paper and it will therefore have to draw upon alternative short-term borrowing facilities in the form of bank loans. When this occurs, it is likely to cause an increase in its borrowing rate of approximately 0.20% per annum, but management believes that liquidity will not be adversely impacted.

Contingencies
See Note 5 to the consolidated financial statements for information regarding claims for disability income coverages, liabilities and recoveries related to inappropriate selling of products in the UK, liabilities for personal accident reinsurance programs, liabilities for HMO excess-of-loss and group carrier medical reinsurance programs, liabilities for marketing and compliance issues, the reserve for the run-off of group pension annuities and other contingency matters.

Item 3  Quantitative and Qualitative Disclosure of Market Risk

In Item 7A, Part II of LNC's Form 10-K for the year ended December 31, 1999 (see page 29 of LNC's 1999 Form 10-K), LNC provided a discussion of its market risk. During the first six months of 2000, there was no substantive change to LNC's market risk. The following is a discussion of changes to LNC's derivative positions.

Derivatives
As discussed in Note 7 to the consolidated financial statements for the year ended December 31, 1999 (see page 65 of LNC's 1999 Form 10-K), LNC has entered into derivative transactions to reduce its exposure to fluctuations in interest rates, the widening of bond yield spreads over comparable maturity U.S. Government obligations, credit risk, foreign exchange risk and fluctuations in the FTSE and S&P indexes. In addition, LNC is subject to risks associated with changes in the value of its derivatives; however, such changes in value are generally offset by changes in the value of the items being hedged by such contracts. Modifications to LNC's derivative strategy are initiated periodically upon review of the Company's overall risk assessment. During the first six months of 2000, the more significant changes in LNC's derivative positions are as follows:

1. Decreased its use of interest rate cap agreements that are used to hedge its annuity business from the effect of fluctuating interest rates from $2.5 billion notional to $1.9 billion notional. The decrease in notional is a result of expirations and, therefore, no gain or loss has been recognized.

2. Decreased its use of swaptions by $85.5 million notional, resulting in a remaining balance of $1.7 billion notional. The decrease in notional of the swaptions is a result of expirations and no gain or loss has been recognized. LNC uses swaptions to hedge various portfolios of interest rate sensitive assets.

3. Increased its use of interest rate swaps hedging variable rate bonds from $370.9 million notional to $402.9 million notional. New interest rate swaps in the amount of $32.7 million notional were entered into during the first six months. A total of $0.7 million notional expired. No gain or loss was recognized as a result of the expirations. These interest rate swap agreements convert floating rate bond coupon payments into a fixed rate of return. LNC also increased its use of forward starting interest rate swaps to hedge the anticipated purchase of assets from $260.0 million notional to $529.5 million notional. New forward starting interest rate swaps in the amount of $584.0 million notional were entered into during the first six months. In addition, $314.5 million notional was terminated resulting in a $4.5 million loss used to adjust the basis of purchased assets. These swap agreements protect LNC from falling interest rates.

4. Decreased its use of foreign currency swaps from $44.2 million notional to $38.0 million notional. This reduction in notional resulted in no gain or loss. These foreign currency swap agreements are part of a replication strategy. LNC owns various foreign issue securities. Interest payments from these securities are received in a foreign currency and then swapped into U.S. dollars, replicating a foreign issue, U.S. dollar paying security.

5. Entered into $399.7 million notional of foreign exchange forward contracts. These foreign exchange forward contracts are hedging the foreign currency risk of LNC's net investment in Lincoln UK. In addition, LNC entered into foreign exchange forward contracts in the amount of $583.2 million notional that are hedging LNC's exposure to currency fluctuation associated with its issuance of non-Sterling commercial paper in Europe. A total of $448.2 million notional was terminated resulting in no gain or loss.

6. Increased its use of S&P 500 index call options from $129.6 million notional to $155.8 million notional. New options in the amount of $43.6 million were entered into during the first six months. A total of $17.4 million notional was terminated, resulting in a $0.1 million gain. These call options continue to offset LNC's increased liabilities resulting from certain reinsurance agreements which guarantee payment for a specified portion of the appreciation of the S&P 500 index on certain underlying annuity products.

7. Entered into 0.6 million call options on an equal number of shares of LNC stock. These call options are hedging the expected increase in liabilities arising from stock appreciation rights granted on LNC stock. The stock appreciation rights were granted to LNC agents during the first quarter 2000.

8. Entered into $100.0 million notional of spread lock agreements. These spread lock agreements protect a portion of fixed maturity securities and mortgage loans against widening spreads. The entire $100.0 million notional was terminated resulting in a $2.4 million loss used to adjust the basis of purchased assets.

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

Item 4 Submission of Matters to a Vote of Security Holders

(a) The matters discussed below were submitted to and voted on by Shareholders of the Registrant at the Annual Meeting of Shareholders of the Registrant on May 11, 2000.

1. To elect three directors for three year terms

M. Leanne Lachman               Ron J. Ponder
Votes cast for  = 168,076,494   Votes cast for  = 168,006,150
Votes withheld  = 1,679,220     Votes withheld  = 1,749,564

Jill S. Ruckelshaus
Votes cast for  = 167,926,553
Votes withheld  = 1,829,161

2. To approve Shareholders Proposal relating to Tobacco Investments

Votes cast for         = 15,435,341
Votes cast against     = 129,796,091
Number of abstentions  = 6,338,241
Number of non-votes    = 18,186,041

Item 6  Exhibits and Reports on Form 8-K

(a) The following Exhibits of the Registrant are included in this report.

10 (a) Form of H. Thomas McMeekin Employee Compensation Agreement

12 Historical Ratio of Earnings to Fixed Charges

27 Financial Data Schedule

(b) No reports on Form 8-K were filed during the quarter ended June 30, 2000.

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LINCOLN NATIONAL CORPORATION

By /S/ Richard C. Vaughan
   ----------------------
Richard C. Vaughan,
Executive Vice President and
Chief Financial Officer

By /S/ Casey J. Trumble
   ----------------------
Casey J. Trumble,
Senior Vice President and Chief Accounting Officer

Date   July 26, 2000
    ----------------


LINCOLN NATIONAL CORPORATION
Exhibit Index for the Report on Form 10-Q for the Quarter Ended June 30, 2000

Exhibit Number      Description                                Page Number
--------------      -----------                                -----------
10 (a)              Form of H. Thomas McMeekin Employee
                    Compensation Agreement                          29

12                  Historical Ratio of Earnings to
                    Fixed Charges                                   40

27                  Financial Data Schedule                         41

Note: This is an abbreviated version of the Lincoln National Corporation Form 10-Q. Copies of the exhibits (pages 29-41) are not attached. Copies of these exhibits are available electronically at www.sec.gov or by writing to the Corporate Secretary at Lincoln National Corporation, Centre Square, 1500 Market Street, Suite 3900, Philadelphia, Pennsylvania 19102-2112.