Form 10-Q
period 2000-09-30
LINCOLN NATIONAL CORP
filed 2000-10-27
CIK 59558

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

For quarter ended September 30, 2000    Commission file number 1-6028

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

As of October 20, 2000 LNC had 191,584,225 shares of Common Stock outstanding.

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports) and (2) has been subject to
such filing requirements for the past 90 days. Yes [ X ]   No [   ]

The exhibit index to this report is located on page 30.


PART I - FINANCIAL INFORMATION

Item 1  Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS




                                                                             September 30               December 31
                                                      (000s omitted)                 2000                      1999
                                                      --------------                 ----                     -----
ASSETS                                                                         (Unaudited)
Investments:

Securities available-for-sale, at fair value:
Fixed maturity (cost 2000 - $27,727,224;
1999 - $28,357,057)                                                           $27,264,230               $27,688,613
Equity (cost 2000 - $450,235;
1999 - $481,531)                                                                  570,166                   603,954
Mortgage loans on real estate                                                   4,767,266                 4,735,397
Real estate                                                                       297,562                   256,202
Policy loans                                                                    1,935,614                 1,892,392
Other investments                                                                 470,537                   401,826
                                                                             ------------              ------------
Total Investments                                                              35,305,375                35,578,384

Investment in unconsolidated affiliates                                             5,803                    25,825

Cash and invested cash                                                          1,435,877                 1,895,883

Property and equipment                                                            213,821                   203,753

Deferred acquisition costs                                                      3,048,022                 2,800,290

Premiums and fees receivable                                                      240,828                   259,630

Accrued investment income                                                         569,207                   533,183

Assets held in separate accounts                                               54,410,896                53,654,223

Federal income taxes                                                              267,268                   345,010

Amounts recoverable from reinsurers                                             3,774,685                 3,954,345

Goodwill                                                                        1,296,587                 1,423,039

Other intangible assets                                                         1,598,359                 1,746,499

Other assets                                                                    1,076,352                   675,669
                                                                             ------------              ------------
Total Assets                                                                 $103,243,080              $103,095,733


See notes to consolidated financial statements on pages 7 - 14.


LINCOLN NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS
-CONTINUED-

                                                                             September 30               December 31
                                                      (000s omitted)                 2000                      1999
                                                      --------------                 ----                     -----
                                                                               (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Insurance and Investment Contract Liabilities:

Insurance policy and claim reserves                                           $21,274,947               $20,924,768

Contractholder funds                                                           18,708,160                20,228,753

Liabilities related to separate accounts                                       54,410,896                53,654,223
                                                                             ------------              ------------
Total Insurance and Investment Contract Liabilities                            94,394,003                94,807,744

Short-term debt                                                                   330,349                   460,153

Long-term debt                                                                    712,164                   711,963

Company-obligated mandatorily redeemable preferred
securities of subsidiary trusts holding solely junior
subordinated debentures                                                           745,000                   745,000

Other liabilities                                                               2,522,947                 2,107,005
                                                                             ------------              ------------
Total Liabilities                                                              98,704,463                98,831,865

Shareholders' Equity:
Series A preferred stock-10,000,000 shares authorized
(9/30/00 liquidation value - $2,106)                                                  868                       948

Common stock - 800,000,000 shares authorized                                      989,619                 1,007,099

Retained earnings                                                               3,865,955                 3,691,470

Accumulated Other Comprehensive Income (Loss):
Foreign currency translation adjustment                                            19,893                    30,049
Net unrealized loss on securities available-for-sale                             (337,718)                 (465,698)
                                                                             ------------              ------------
Total Accumulated Other Comprehensive Loss                                       (317,825)                 (435,649)
                                                                             ------------              ------------
Total Shareholders' Equity                                                      4,538,617                 4,263,868
                                                                             ------------              ------------
Total Liabilities and Shareholders' Equity                                   $103,243,080              $103,095,733

See notes to consolidated financial statements on pages 7 - 14.





LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

                                                     Nine Months Ended                   Three Months Ended
                                                       September 30                         September 30
    (000s omitted, except per share amounts)      2000               1999             2000                1999
    ---------------------------------------       ----               ----             ----                ----
                                                        (Unaudited)                          (Unaudited)
Revenue:

Insurance premiums                        $  1,327,566       $  1,286,781     $    456,869        $    413,402
Insurance fees                               1,244,354          1,151,336          425,150             392,508
Investment advisory fees                       159,484            169,705           53,349              54,605
Net investment income                        2,074,986          2,107,426          690,019             697,050
Equity in earnings (loss) of
unconsolidated affiliates                         (977)             3,958            1,626               1,239
Realized gain (loss) on investments            (28,324)             3,285          (16,965)              5,407
Other revenue and fees                         300,896            273,321          106,049              77,915
                                          ------------       ------------     ------------        ------------
Total Revenue                                5,077,985          4,995,812        1,716,097           1,642,126

Benefits and Expenses:

Benefits                                     2,636,443          2,663,016          893,459             874,546
Underwriting, acquisition,
insurance and other expenses                 1,687,441          1,644,403          597,871             551,121

Interest and debt expense                      106,129             99,005           34,409              33,269
                                          ------------       ------------     ------------        ------------
Total Benefits and Expenses                  4,430,013          4,406,424        1,525,739           1,458,936
                                          ------------       ------------     ------------        ------------
Net Income Before Federal Income Taxes         647,972            589,388          190,358             183,190

Federal income taxes                           175,530            163,659           51,754              50,873
                                          ------------       ------------     ------------        ------------
Net Income Before Minority Interest In
Consolidated Subsidiary                        472,442            425,729          138,604             132,317
Minority interest in consolidated
subsidiary                                          (9)                --              (20)                 --
                                          ------------       ------------     ------------        ------------
Net Income                                $    472,451       $    425,729     $    138,624        $    132,317
Net Income Per Common Share-Basic                $2.47              $2.14            $0.73               $0.67
Net Income Per Common Share-Diluted              $2.42              $2.11            $0.71               $0.66

See notes to consolidated financial statements on pages 7 - 14.





LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                       Nine Months Ended September 30
                                                                Number of Shares                   Amounts
        (000s omitted from dollar amounts)                    2000            1999            2000           1999
        ----------------------------------                    ----            ----            ----           ----
                                                                   (Unaudited)                    (Unaudited)
Series A Preferred Stock:
Balance at beginning-of-year                                28,857          32,959            $948         $1,083
Conversion into common stock                                (2,537)         (3,377)            (80)          (111)
                                                      ------------    ------------    ------------   ------------
Balance at September 30                                     26,320          29,582             868            972

Common Stock:
Balance at beginning-of-year                           195,494,898     202,111,174       1,007,099        994,472
Conversion of series A preferred stock                      40,592          54,032              80            111
Issued for benefit plans                                   900,307         843,438           7,291         37,222
Issued for acquisition of subsidiaries                      34,688          86,228           1,392          3,547
Retirement of common stock                              (5,109,081)     (7,309,100)        (26,243)       (51,645)
                                                      ------------    ------------    ------------   ------------
Balance at September 30                                191,361,404     195,785,772         989,619        983,707

Retained Earnings:
Balance at beginning-of-year                                                             3,691,470      3,790,038
Comprehensive income (loss)                                                                590,275       (240,189)

Less other comprehensive gain (loss):
Foreign currency translation loss                                                          (10,156)        (9,739)
Net unrealized gain (loss) on
securities available-for-sale                                                              127,980       (656,179)
                                                                                      ------------   ------------
Net Income                                                                                 472,451        425,729

Retirement of common stock                                                                (132,042)      (311,880)

Dividends declared:
Series A preferred ($2.25 per share)                                                           (61)           (68)
Common stock (2000-$0.87; 1999-$0.825)                                                    (165,863)      (162,771)
                                                                                      ------------   ------------
Balance at September 30                                                                  3,865,955      3,741,048

Foreign Currency Translation Adjustment:
Accumulated adjustment at
beginning-of-year                                                                           30,049         49,979
Change during the period                                                                   (10,156)        (9,739)
                                                                                      ------------   ------------
Balance at September 30                                                                     19,893         40,240

Net Unrealized Gain (Loss) on
Securities Available-for-Sale:
Balance at beginning-of-year                                                              (465,698)       552,369
Change during the period                                                                   127,980       (656,179)
                                                                                      ------------   ------------
Balance at September 30                                                                   (337,718)      (103,810)
                                                                                      ------------   ------------

Total Shareholders' Equity
at September 30                                                                       $  4,538,617   $  4,662,157

Common Stock at End of Quarter:
Assuming conversion of preferred stock                 191,782,524     196,259,084
Diluted basis                                          196,172,505     196,913,728

See notes to consolidated financial statements on pages 7 - 14.





LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       Nine Months Ended
                                                                                          September 30
                                                      (000s omitted)                2000               1999
                                                      --------------                ----              -----
Cash Flows from Operating Activities:                                                     (Unaudited)
Net income                                                                      $472,451           $425,729
Adjustments to reconcile net income to net cash
provided by operating activities:
Deferred acquisition costs                                                      (288,239)          (227,632)
Premiums and fees receivable                                                      18,803            (49,802)
Accrued investment income                                                        (36,024)           (74,374)
Policy liabilities and accruals                                                  426,572            318,091
Contractholder funds                                                            (301,403)         1,135,361
Amounts recoverable from reinsurers                                              179,660           (188,556)
Federal income taxes                                                              84,962             96,796
Equity in earnings of unconsolidated affiliates                                    (977)             (3,958)
Minority interest in consolidated subsidiary                                         (9)                 --
Provisions for depreciation                                                      19,092              45,753
Amortization of goodwill and other intangible assets                            146,730             113,700
Realized (gain) loss on investments                                              28,324              (3,285)
Other                                                                            67,969             116,969
                                                                           ------------        ------------
Net Adjustments                                                                 345,460           1,279,063
                                                                           ------------        ------------
Net Cash Provided by Operating Activities                                       817,911           1,704,792

Cash Flows from Investing Activities:
Securities-available-for-sale:
Purchases                                                                    (2,904,842)         (4,994,567)
Sales                                                                         2,206,512           2,960,393
Maturities                                                                    1,293,947           1,720,835
Purchase of other investments                                                (1,405,809)         (1,597,035)
Sale or maturity of other investments                                         1,140,620           1,481,662
Sale of unconsolidated affiliates                                                85,000                  --
Increase in cash collateral on loaned securities                                291,216             234,731
Other                                                                          (216,619)           (314,745)
                                                                           ------------        ------------
Net Cash Provided by (Used in) Investing Activities                             490,025            (508,726)

Cash Flows from Financing Activities:
Decrease in long-term debt (includes payments and
transfer to short-term debt)                                                       (477)               (369)
Net increase (decrease) in short-term debt                                     (129,327)             53,121
Universal life and investment contract deposits                               2,646,493           2,932,158
Universal life and investment contract withdrawals                           (2,831,294)         (3,290,173)
Investment contract transfers                                                (1,135,000)           (497,000)
Common stock issued for benefit plans                                             7,291              37,350
Retirement of common stock                                                     (158,285)           (356,722)
Dividends paid to shareholders                                                 (167,343)           (164,835)
                                                                           ------------        ------------
Net Cash Used in Financing Activities                                        (1,767,942)         (1,286,470)
                                                                           ------------        ------------
Net Decrease in Cash and Invested Cash                                         (460,006)            (90,404)
Cash and Invested Cash at Beginning-of-Year                                   1,895,883           2,433,350
                                                                           ------------        ------------
Cash and Invested Cash at September 30                                     $  1,435,877        $  2,342,946

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

Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2000.

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

LNC plans to adopt FAS 133 on January 1, 2001. On adoption, the provisions of FAS 133 must be applied prospectively. The financial statement impact resulting from the adoption of FAS 133 will depend upon actual market conditions and other relevant information as of January 1, 2001. However, as one indication of the potential effect that adopting FAS 133 could have upon its consolidated financial statements, LNC computed the transitional adjustments that would have been recorded assuming a hypothetical adoption of FAS 133 using market conditions and other relevant information available as of September 30, 2000. Under these assumptions, the hypothetical results that LNC would have reported had FAS 133 been adopted as of September 30, 2000 would have been a net loss of $9.0 million recorded in net income as a component of realized gains and losses on investments, and a net gain of $29.7 million recorded in equity.

The estimates provided above reflect information available at September 30, 2000. The financial statement impact could change significantly by January 1, 2001, the adoption date of FAS 133. Management will use information available at January 1, 2001 to record the actual financial statement impact from implementing FAS 133.

In addition to the net transition adjustments that will be recorded at January 1, 2001 relating to the adoption of FAS 133, LNC also expects that FAS 133 will result in increased volatility in ongoing reported net income. Because certain derivative instruments, such as interest rate caps and swaptions, that are regularly used by LNC to manage risks associated with fluctuating interest rates, do not appear to meet the requirements of FAS 133 for hedge accounting treatment, LNC may be required to record changes in the fair market value of some derivatives in net income. Assuming that further analysis to be completed prior to the actual adoption of FAS 133 does not change these preliminary conclusions, LNC would expect to include the impact of the change in fair value of certain derivatives in net income as a component of gains and losses on investments.

Currently, management is continuing its implementation efforts, including reviewing investments and other financial instruments for potential embedded derivatives, developing models for assessing hedge effectiveness, analyzing existing accounting processes in anticipation of required ongoing changes, and finalizing the actual impact of adopting FAS 133 as of January 1, 2001.

3.  Federal Income Taxes
The effective tax rate on net income is lower than the prevailing corporate federal income tax rate. The difference for both 2000 and 1999 resulted principally from tax-preferred investment income.

4. Supplemental Financial Data
Details underlying the income statement caption, "Underwriting, Acquisition, Insurance and Other Expenses," are as follows:



                                                      Nine Months Ended                 Three Months Ended
                                                        September 30,                     September  30,
        (in millions)                              2000               1999           2000                1999
                                                   ----               ----           ----                ----
Commissions                                      $684.5             $671.7         $238.5              $234.2
Other volume related expenses                     174.3              186.2           65.2                67.5
Operating and administrative expenses             831.9              807.7          268.1               253.1
Deferred acquisition costs net of
amortization                                     (288.2)            (227.6)        (107.0)              (75.0)
Restructuring charges                              57.7               21.8           53.5                 4.9
Other                                             227.2              184.6           79.6                66.4
                                               --------           --------       --------            --------
Total                                          $1,687.4           $1,644.4         $597.9              $551.1



5.  Restrictions, Commitments and Contingencies
Statutory Restriction. LNC's primary insurance subsidiary, Lincoln National Life Insurance Company ("Lincoln Life") acquired a block of individual life insurance and annuity business from CIGNA Corporation in January 1998 and a block of individual life insurance from Aetna Inc. in October 1998. These acquisitions were structured as indemnity reinsurance transactions. Statutory accounting regulations do not allow goodwill to be recognized on indemnity reinsurance transactions, and therefore, the related statutory ceding commission flows through the statement of operations as an expense resulting in a reduction of statutory earned surplus. As a result of these acquisitions, Lincoln Life's statutory earned surplus is negative. It is necessary for Lincoln Life to obtain the prior approval of the Indiana Insurance Commissioner before paying any dividends to LNC until such time as statutory earned surplus is positive. The time frame for statutory earned surplus to return to a positive position is dependent upon future statutory earnings and dividends paid by Lincoln Life. Although no assurance can be given that additional dividends to LNC will be approved, during the nine months ended September 30, 2000 and during the year ended December 31, 1999, Lincoln Life received regulatory approval and paid extraordinary dividends totaling $315 million and $530 million, respectively, to LNC. In the event such approvals are not obtained in the future, management believes that LNC can obtain the funds required to satisfy its obligations from its existing credit facilities and other sources.

Lincoln Life is recognized as an accredited reinsurer in the state of New York, which effectively enables it to conduct reinsurance business with unrelated insurance companies that are domiciled within the state of New York. As a result, in addition to regulatory restrictions imposed by the state of Indiana, Lincoln Life is also subject to the regulatory requirements that the State of New York imposes upon accredited reinsurers.

Disability Income Claims. The liabilities for disability income claims net of the related assets for amounts recoverable from reinsurers at September 30, 2000 and December 31, 1999 were $1.324 billion and $1.316 billion, respectively, excluding deferred acquisition costs. The liability is based on the assumption that recent experience will continue in the future. If incidence levels and/or claim termination rates fluctuate significantly from the assumptions underlying the reserves, adjustments to reserves could be required in the future. Accordingly, this liability may prove to be deficient or excessive. However, it is management's opinion that such future developments will not materially affect the consolidated financial position of LNC.

United Kingdom Pension Products. Operations in the United Kingdom ("UK") have included the sale and administration of pension products to individuals. Regulatory agencies have raised questions as to what constitutes appropriate advice to individuals who bought pension products as an alternative to participation in an employer sponsored plan. In cases of inappropriate advice, an extensive investigation may have to be done and the individual put in a position similar to what would have been attained if the individual had remained in the employer-sponsored plan. At September 30, 2000 and December 31, 1999, liabilities of $321.0 million and $294.4 million, respectively, were carried on the books for this issue. The liability at December 31, 1999 was net of expected recoveries of $99.7 million from previous owners of companies acquired in past years as specified in the indemnification clauses of the purchase agreements. In the third quarter of 2000, settlements with the previous owners were reached which resulted in the receipt by LNC of amounts that were in line with the expected recoverables. The increase in the level of the reserve from the balance on December 31, 1999 reflects the receipt of these recoveries, partially offset by settlement payouts to policyholders, that have occurred during the nine months ended September 30, 2000. These liabilities are based on various estimates that are subject to considerable uncertainty. Accordingly, these liabilities may prove to be deficient or excessive. However, it is management's opinion that such future developments will not materially affect the consolidated financial position of LNC.

United Kingdom Restructuring.
On September 28, 2000, LNC reached a definitive agreement to transfer Lincoln UK's sales force, numbering in total over 1,000 members, to Inter-Alliance Group PLC ("Inter-Alliance"), one of the UK's largest independent financial advisory groups. The terms of the transfer provides various persistency protections on Lincoln UK's current block of business. Inter-Alliance will employ a number of the transferred sale force members and assume the leases on several Lincoln UK sales offices, the exact numbers of which will be determined during the fourth quarter of 2000.

In addition, concurrent with the announcement of the transfer agreement, LNC announced that a party with which it had been negotiating for months on the sale of Lincoln UK advised LNC that it would not proceed with the transaction. In light of this development, and in conjunction with the transfer of the Lincoln UK sales force, LNC also decided to cease writing new business in the UK. LNC will continue to investigate financial and reinsurance strategies to maximize shareholder value and to limit its exposure to trends in the UK pensions and life insurance businesses.

As a result of the decisions detailed above, LNC is expecting to record restructuring charges of up to $93 million after-tax. Of this total, $40.5 million was recorded in the third quarter of 2000 as a restructuring charge and $3.4 million was recorded as an operating expense. Up to another $39 million after-tax is expected to be recorded in the fourth quarter of 2000 as a restructuring charge. In addition, up to $10 million after-tax is expected to be recorded in the fourth quarter of 2000, or in future quarters, the timing of which will depend upon the dates of decisions and employee termination notifications, relating to the expected consolidation of Lincoln UK home offices and operations. (See further discussion of the Lincoln UK restructuring charge in Note 10.)

Personal Accident Programs. In the past, LNC's Reinsurance segment accepted personal accident reinsurance programs from other insurance companies. Most of these programs were presented to the Reinsurance segment by independent brokers who represented the ceding companies. Certain excess-of-loss personal accident reinsurance programs created in the London market from 1993 to 1996 have produced and have potential to produce significant losses. The liabilities for these programs, net of related assets recoverable from reinsurers, were $169.6 million and $174.7 million at September 30, 2000 and December 31, 1999, respectively.

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

HMO Excess-of-Loss and Group Carrier Medical Reinsurance Programs. The liabilities for HMO excess-of-loss and group carrier medical claims, net of the related assets for amounts recoverable from reinsurers, were $93.6 million and $132.6 million at September 30, 2000 and December 31, 1999, respectively. LNC reviews reserve levels on an ongoing basis. The liabilities are based on the assumption that recent experience will continue in the future. If claims and loss ratios fluctuate significantly from the assumptions underlying the reserves, adjustments to reserves could be required in the future. Accordingly, the liabilities may prove to be deficient or excessive. However, it is management's opinion that such future developments will not materially affect the consolidated financial position of LNC.

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

UK regulators have required companies to review the assumptions used in calculating future investment growth on certain endowment policies and inform existing clients of the progress of their policies. For LNC, the additional costs associated with this administrative process have been immaterial because LNC's policyholders have been receiving regular updates on the progress of their policies. No further action by LNC has been required by the regulators to date. On October 3, 2000 UK regulators issued a press release reaffirming their view that an industry-wide review of all past mortgage endowment sales practices is
not justified.   However, regulators have carried out a number of
targeted visits to endowment product providers and have indicated that such visits will continue. UK regulators have also confirmed that formal investigations are under way into the mortgage endowment selling practices of a number of firms. While LNC has not been under such an investigation, and has not been notified of any targeted visits by regulators, the possibility of additional administrative or remedial action remains. Due to the continued uncertainty of the situation, it is not possible to provide a meaningful estimate of the potential outcome of this matter at the present time. However, it is management's opinion that the resolution of this matter will not materially affect the consolidated financial position of LNC.

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

Lincoln Life now has two lawsuits against it alleging fraud in the sale of interest-sensitive universal and whole life insurance policies.
While each of these lawsuits seeks class action status, the court has not certified a class in any of them. In each of these lawsuits, plaintiffs seek unspecified damages and penalties for themselves and on behalf of the putative class. While the relief sought in these lawsuits is substantial, they are in the discovery stages of litigation, and it is premature to make assessments about potential loss, if any. In a third lawsuit, a settlement has been preliminarily approved by the court and a class has been conditionally certified for settlement purposes. A fairness hearing originally scheduled in June of 2000 has been postponed and has not yet been rescheduled. The court has not ruled on several issues, and negotiations with several objectors have begun. Three similar lawsuits were previously resolved and dismissed. A fourth such lawsuit will proceed as an individual action after plaintiff's counsel agreed to have class action allegations stricken from his complaint. In addition, a lawsuit has been filed against Lincoln Life by an annuity contractholder. In that case, plaintiff seeks class certification on behalf of all contractholders who have acquired a variable annuity from Lincoln Life to fund a tax-deferred qualified retirement plan.
Plaintiff claims that marketing variable annuities for use in such plans is inappropriate. Management intends to defend these lawsuits vigorously. The amount of liability, if any, which may arise as a result of these lawsuits cannot be reasonably estimated at this time.

State guaranty funds assess insurance companies to cover losses to policyholders of insolvent or rehabilitated companies. Mandatory assessments may be partially recovered through a reduction in future premium taxes in some states. LNC has accrued for expected assessments net of estimated future premium tax deductions.

In October 2000, LNC conditionally agreed to modify certain terms relating to a prior acquistion. In exchange for a payment of $43 million to LNC, certain terms under the acquisition agreement would be modified. This modification and the payment to LNC are subject to contingencies that are expected to be resolved sometime during the fourth quarter of 2000. If these contingencies are resolved, LNC would anticipate recording $43 million in net income upon its receipt of the payment. Other than the receipt of this cash payment, LNC does not expect that this potential modification to the prior acquisition agreement would affect its ongoing financial results.

6.  Segment Disclosures
In December 1999, management initiated a plan to change the structure of LNC's internal organization in a manner that caused the composition of its reportable segments to change beginning in 2000. During the first quarter of 2000, execution of the planned changes was finalized so that beginning with the quarter ending March 31, 2000, decisions about resource allocation and performance assessment were made separately for an Annuities segment and a Life Insurance segment. As of, and for the nine months and quarter ended September 30, 2000, financial reporting for the two separate segments is presented and the corresponding information for earlier periods is presented on a basis consistent with the new segment reporting structure. Most of the lines of business previously included in the Life Insurance and Annuities segment are now reported within either the Annuities segment or the Life Insurance segment based on how the lines of business are being managed.

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




The following tables show financial data by segment:

                                                                 Nine Months                   Three Months
                                                              Ended September 30             Ended September 30
                                  (in millions)              2000           1999            2000           1999
                                  -------------              ----           ----            ----           ----
Revenue:
Annuities                                                $1,499.0       $1,457.5          $494.2         $479.5
Life Insurance                                            1,471.3        1,428.6           496.8          487.1
Lincoln UK                                                  333.9          342.8           112.8          110.6
Reinsurance                                               1,308.3        1,254.2           454.4          405.5
Investment Management                                       343.6          342.9           115.9          110.7
Other Operations (includes consolidating adjustments)       121.9          169.8            42.0           48.7
                                                         --------       --------        --------       --------
Total                                                    $5,078.0       $4,995.8        $1,716.1       $1,642.1

Net Income (Loss) before Federal Income Taxes:
Annuities                                                  $316.0         $260.2          $104.6          $82.0
Life Insurance                                              317.8          267.9           113.9           96.2
Lincoln UK                                                    7.0           72.7           (39.0)          20.5
Reinsurance                                                 123.6           93.6            39.2            0.9
Investment Management                                        12.8           20.2             5.1           11.6
Other Operations (includes interest expense)               (129.2)        (125.2)          (33.4)         (28.0)
                                                         --------       --------        --------       --------
Total                                                      $648.0         $589.4          $190.4         $183.2

Federal Income Taxes (Credits):
Annuities                                                   $57.5          $49.9           $14.7          $17.7
Life Insurance                                              115.7           97.1            41.3           34.3
Lincoln UK                                                    2.3           18.3            (9.1)           4.1
Reinsurance                                                  37.9           33.2            12.7            0.5
Investment Management                                         5.2            8.8             2.4            3.9
Other Operations                                            (43.1)         (43.6)          (10.2)          (9.6)
                                                         --------       --------        --------       --------
Total                                                      $175.5         $163.7           $51.8          $50.9

Net Income (Loss):

Annuities                                                  $258.5         $210.3           $89.9          $64.3
Life Insurance                                              202.1          170.8            72.6           61.9
Lincoln UK                                                    4.7           54.4           (29.9)          16.4
Reinsurance                                                  85.7           60.4            26.5            0.4
Investment Management                                         7.6           11.4             2.7            7.7
Other Operations (includes interest expense)                (86.1)         (81.6)          (23.2)         (18.4)
                                                         --------       --------        --------       --------
Net Income                                                 $472.5         $425.7          $138.6         $132.3


                                                                    September 30                    December 31
                                  (in millions)                          2000                            1999
                                  -------------                          ----                            ----
Assets:
Annuities                                                             $ 60,526.5                      $60,414.0
Life Insurance                                                          20,709.1                       19,941.3
Lincoln UK                                                               8,866.6                        9,712.8
Reinsurance                                                              6,802.1                        6,757.7
Investment Management                                                    1,443.6                        1,483.1
Other Operations                                                         4,895.2                        4,786.8
                                                                      ----------                     ----------
Total                                                                 $103,243.1                     $103,095.7



7.  Earnings Per Share
Per share amounts for net income are shown in the income statement using
1) an earnings per common share basic calculation and 2) an earnings per
common share-assuming dilution calculation.   Reconciliations of the
factors used in the two calculations are as follows:




                                                                 Nine Months                   Three Months
                                                              Ended September 30             Ended September 30
Numerator: [in millions]                                       2000         1999            2000           1999
                                                               ----         ----            ----           ----
Net income as used in basic calculation                      $472.5       $425.7          $138.6         $132.3
Dividends on convertible preferred stock                          *            *               *              *
                                                             ------       ------          ------         ------
Net income as used in diluted calculation                    $472.5       $425.7          $138.6         $132.3
* Less than $100,000.

Denominator: [number of shares]
Weighted average shares, as used
in basic calculation                                    191,543,213  198,882,557     190,172,062    196,394,953
Shares to cover conversion of
preferred stock                                             444,945      500,208         429,097        482,822
Shares to cover non-vested stock                             (1,722)     503,848          27,183        490,505
Average stock options outstanding
during the period                                        11,903,461    8,129,319      17,726,610     12,498,969
Assumed acquisition of shares
with assumed proceeds and tax
benefits from exercising stock options
(at average market price during the period)              (9,669,200)  (6,482,746)    (13,452,338)   (10,877,413)
Average deferred compensation shares                        645,581           --         716,650             --
                                                         ----------   ----------      ----------     ----------
Weighted-average shares, as
used in diluted calculation                             194,866,278  201,533,186     195,619,264    198,989,836



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


8.  Comprehensive Income



                                                                 Nine Months                   Three Months
                                                              Ended September 30             Ended September 30
                                  (in millions)              2000           1999            2000           1999
                                  -------------              ----           ----            ----           ----
Net income                                                 $472.5         $425.7          $138.6         $132.3
Foreign currency translation loss                           (10.2)          (9.7)           (2.0)          19.6
Net unrealized gain (loss) on securities                    128.0         (656.2)          218.9         (102.7)
                                                           ------         ------          ------         ------
Comprehensive Income (Loss)                                $590.3        $(240.2)         $355.5          $49.2



9. Divestiture
On March 30, 2000, LNC transferred its 49% share of Seguros Serfin Lincoln to its partner, Grupo Financiero Serfin S.A., for $100.5 million. The proceeds included the recovery of LNC's investment which freed up approximately $90.0 million of capital and included interest of $14.1 million ($9.2 million after-tax).

10. Restructuring Charges
During 1998, LNC implemented a restructuring plan related to the integration of existing life and annuity operations with the new business operations acquired from CIGNA, and a second restructuring plan related to downsizing LNC's corporate center operations. The aggregate charges associated with these two unrelated restructuring plans totaled $34.3 million after-tax ($52.8 million pre-tax). The aggregate pre-tax costs include $19.6 million for employee severance and termination benefits related to the elimination of 211 positions and 143 positions for the two plans, respectively, $9.9 million for asset impairments and $23.3 million for costs relating to exiting business activities. As of September 30, 2000, actual pre-tax costs of $54.3 million have been expended or written-off and 313 positions have been eliminated under these restructuring plans. All expenditures under the restructuring plan related to the integration of the existing life and annuity operations with the new business operations acquired from CIGNA were completed by the first quarter of 2000. As of September 30, 2000, a balance of $2.5 million pre-tax related to the downsizing of LNC's corporate center operations remains in the restructuring reserve for this 1998 plan.

In 1999, LNC implemented three different restructuring plans related to
1) the downsizing and consolidation of the operations of Lynch & Mayer, Inc. ("Lynch & Mayer"), 2) the discontinuance of HMO excess-of-loss reinsurance programs and 3) the streamlining of Lincoln UK's operations. The aggregate charges associated with these three unrelated restructuring plans totaled $21.8 million after-tax ($31.8 million pre-tax). These aggregate pre-tax costs include $8.3 million for employee severance and termination benefits related to the elimination of 34, 71 and 119 positions for the three plans, respectively, $9.8 million for asset impairments and $13.7 million for costs relating to exiting business activities. As of September 30, 2000, actual pre-tax costs of $22.0 million have been expended or written-off and 170 positions have been eliminated under these restructuring plans. During the fourth quarter of 1999, LNC determined that part of rent expense related to abandoned office space included in the costs related to downsizing and consolidation of operations for Lynch & Mayer would not be incurred due to the landlord allowing Lynch & Mayer to surrender the lease rather than to sublease the space. As a result, the original estimate was reduced by $3.0 million pre-tax. This reduction was recorded in the fourth quarter of 1999 as a reversal to the restructuring charge and related reserve. In addition, during the fourth quarter of 1999, $1.5 million pre-tax associated with lease terminations was released into income. As of September 30, 2000, a balance of $6.8 million pre-tax remains in the restructuring reserves for these 1999 plans.

During the second quarter of 2000, LNC recorded a restructuring charge in its Investment Management segment of $2.7 million after-tax ($4.1 million pre-tax). The objective of this restructuring plan is to combine the structured products team of Delaware Management Holdings, Inc. ("Delaware") and Vantage Global Advisors, Inc. ("Vantage") in Philadelphia and consolidate the back office operations of Vantage into Delaware, in order to reduce ongoing operating costs and eliminate redundant facilities within this business segment. This charge was included in Underwriting, Acquisition, Insurance and Other Expenses on the Consolidated Statement of Income. The restructuring plan identified the following activities and associated pre-tax costs to achieve the objectives of the restructuring plan: (1) severance and termination benefits of $2.3 million related to the elimination of 15 positions, (2) write-off of impaired assets of $1.4 million and (3) other costs of $0.4 million. Write-offs under the restructuring plan began in the second quarter of 2000. All remaining expenditures under this restructuring plan are expected to be complete by the end of 2000. As of September 30, 2000, $0.6 million (pre-tax) has been expended or written-off under this restructuring plan. All affected employees have been given notice of termination; however, the payment of termination benefits will begin on October 1, 2000. As of September 30, 2000, a balance of $3.5 million pre-tax remains in the restructuring reserve for this plan.

On September 28, 2000, LNC announced the transfer of the Lincoln UK sales force to Inter-Alliance and the decision to cease writing new business in the UK. As a result, LNC entered into an exit plan ("restructuring plan") in the third quarter of 2000. Where all commitment date and liability recognition criteria were met, charges for this restructuring plan were recorded in the third quarter of 2000. The remaining charges are expected to be recorded in the fourth quarter of 2000, when certain decisions under the contract with Inter-Alliance relating to personnel and facilities will be finalized and all requirements related to certain involuntary termination benefits will also be met. The objective of this restructuring plan is to exit all sales and sales support operations. Total expected restructuring costs will include: the involuntary termination of affected members of the sales force and employees, leasing costs of closed sales offices, the write-off of impaired goodwill which was specific to a previously acquired sales force operation, costs associated with the closing of a home office operation that will no longer be required under this exit plan, write-off of impaired fixed assets related to sales and sales support functions and other costs to exit.

The charge recorded in the third quarter of 2000 related to this restructuring plan was $40.5 million after-tax ($53.5 million pre-tax). This charge was included in Underwriting, Acquisition, Insurance and Other Expenses on the Consolidated Statement of Income. The part of the restructuring plan related specifically to the third quarter restructuring charge of $53.5 million pre-tax identified the following activities and associated costs to achieve the objectives of the restructuring plan: (1) severance and termination benefits of $11.5 million related to the elimination of 1,065 members of the sales force,
(2) write-off of impaired assets of $36.8 million and (3) other costs to exit of $5.2 million. The additional charge to be recorded in the fourth quarter of 2000 is expected to not exceed $39 million after-tax. Depending upon decisions relating to the closure of a home office operation, further charges of up to an additional $10 million after-tax could also be recorded in future periods. All expenditures under this restructuring plan are expected to be complete by the end of 2001. Given the close proximity of the announcement of this restructuring plan to the end of the third quarter, while members of the sales force have received notification, none of the sales force or employee termination benefits have yet been paid out, nor have other exit costs yet been paid out. Therefore, at September 30, 2000, of the total third quarter charge of $53.5 pre-tax, $36.8 million of assets have been written down and a balance of $16.7 million remains in the restructuring reserves.

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

The discussion that follows focuses on the results of operations for the nine months ended September 30, 2000 compared to the results for the nine months ended September 30, 1999. The factors affecting the current quarter to prior year quarter comparisons are essentially the same as the year-to-date factors except as noted.

Within the discussion of the results of operations, reference is made to "Income from Operations". This alternative measure of earnings is defined as "Net income less realized gain (loss) on sale of investments, gain (loss) on sale of subsidiaries and restructuring charges, all net of taxes".




RESULTS OF CONSOLIDATED OPERATIONS

Summary Financial Results

                                                                 Nine Months                   Three Months
                                                              Ended September 30             Ended September 30
                                  (in millions)              2000           1999            2000           1999
                                  -------------              ----           ----            ----           ----
Operating Revenue (1)                                    $5,106.3       $4,992.5        $1,733.1       $1,636.7
Expenses (including taxes) (2)                            4,571.9        4,553.6         1,542.4        1,505.3
                                                         --------       --------        --------       --------
Income from Operations (2)                                  534.4          438.9           190.7          131.4
Realized Gain (Loss) on Investments (after-tax)             (18.7)           2.1           (11.6)           4.1
Restructuring Charge (after-tax)                            (43.2)         (15.3)          (40.5)          (3.2)
                                                         --------       --------        --------       --------
Net Income                                               $  472.5       $  425.7        $  138.6       $  132.3

(1) Operating revenue excludes realized gain/(loss) on investments.

(2) Expenses exclude restructuring charges.



LNC has the following business segments: Annuities, Life Insurance, Lincoln UK, Reinsurance and Investment Management. LNC reports operations not directly related to the business segments and unallocated corporate items in "Other Operations". Included in "Other Operations" are corporate investment income, interest expense on corporate debt, unallocated overhead expenses and the operations of Lincoln Financial Advisors Corporation ("LFA"). See "Reorganization of Reporting Segments" below for further discussion of LNC's segment reporting structure.

Net income and income from operations for the first nine months of 2000 increased 11% and 22%, respectively, compared to the same period in 1999. Net income and income from operations for the third quarter of 2000 increased 5% and 45%, respectively, compared to the same quarter in 1999. The increases in net income and income from operations for the nine months and quarter were primarily the result of increased earnings in the Annuities and Life Insurance segments. Also, a $25.0 million after-tax reserve increase was recorded in the third quarter of 1999 related to the HMO excess-of-loss business.

Consolidated operating revenues increased slightly (2% for the first nine months of 2000 compared to the same period in 1999) due primarily to increased fee income in the Annuities and Life Insurance segments, increased individual life premiums in the Reinsurance segment, increased other revenue in the Investment Management segment and increased investment partnership income in the Life Insurance segment. These increases were partially offset by decreased business volume in the Reinsurance segment related to exited businesses, decreased investment advisory fees in the Investment Management segment and decreased net investment income in the Annuities segment. All of the explanations noted above for the change in operating revenues for this nine month comparison also apply to the comparison of the third quarter of 2000 to the third quarter of 1999.

Operating expenses including taxes increased slightly (0.4% for the first nine months of 2000 compared to the same period of 1999).
However, expenses excluding taxes were $4,372.4 million for the nine months ended September 30, 2000 and $4,384.6 million for the nine months ended September 30, 1999, a slight decrease of 0.3% between periods. This decrease was due primarily to lower Year 2000 information technology costs across all segments and expense management initiatives by LFA included in Other Operations and decreased health benefit expenses in the Reinsurance segment. These decreases were partially offset by increases in volume related expenses, increased individual life benefit expenses in the Reinsurance segment related to business growth and fluctuations in mortality and increased staffing costs in the Investment Management segment related to the initiatives to improve relative performance. Operating expenses were $1,472.2 million for the third quarter of 2000 and $1,454.1 million for the third quarter of 1999, a slight increase of 1% between periods. In this comparison, the volume related increases outweighed any cost savings related to lower Year 2000 information technology costs and expense management initiatives. For further discussion of the results of operations, see the discussion of the results of operations by segment.

Reorganization of Reporting Segments
In December 1999, management initiated a plan to change the structure of LNC's internal organization in a manner that caused the composition of its reportable segments to change beginning in 2000. During the first quarter of 2000, execution of the planned changes was finalized so that beginning with the quarter ending March 31, 2000, decisions about resource allocation and performance assessment were made separately for an Annuities segment and a Life Insurance segment. As of and for the nine months and quarter ended September 30, 2000, financial reporting for the two separate segments is presented and the corresponding information for earlier periods is presented on a basis consistent with the new segment reporting structure. Most of the lines of business previously included in the Life Insurance and Annuities segment are now reported within either the Annuities segment or the Life Insurance segment based on how the lines of business are being managed.

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

Lincoln UK Restructuring
On September 28, 2000, LNC reached a definitive agreement to transfer Lincoln UK's sales force, numbering in total over 1,000 members, to Inter-Alliance, one of the UK's largest independent financial advisory groups. The terms of the transfer provides various persistency protections on Lincoln UK's current block of business. Also, Inter-Alliance will employ a number of the transferred sale force members and assume the leases on several Lincoln UK sales offices, the exact numbers of which will be determined during the fourth quarter of 2000.

In addition, concurrent with the announcement of the transfer agreement, LNC announced that a party with which it had been negotiating for months on the sale of Lincoln UK advised LNC that it would not proceed with the transaction. In light of this development, and in conjunction with the transfer of the Lincoln UK sales force, LNC also decided to cease writing new business in the UK. LNC will continue to investigate financial and reinsurance strategies to maximize shareholder value and to limit its exposure to trends in the UK pensions and life insurance businesses.

As a result of the transfer of the Lincoln UK sales force and the decision to cease writing new business in the UK, LNC is expecting to record restructuring charges of up to $93 million after-tax. Of this total, $40.5 million was recorded in the third quarter of 2000 as a restructuring charge and $3.4 million was recorded as an operating expense. Up to another $39 million after-tax is expected to be recorded in the fourth quarter of 2000 as a restructuring charge. In addition, up to $10 million after-tax is expected to be recorded in the fourth quarter of 2000, or in future quarters, the timing of which will depend upon the dates of decisions and employee termination notifications, relating to the expected consolidation of Lincoln UK home offices and operations. (See further discussion of the Lincoln UK restructuring charge under the results of operations for the Lincoln UK segment.)

Previously Announced Restructuring Plans

During the second quarter of 2000, LNC implemented a restructuring plan related to the downsizing and consolidation of the operations of Vantage Global Advisors, Inc. ("Vantage"). The charge associated with this restructuring plan was $2.7 million after-tax ($4.1 million pre-tax). The components of the pre-tax costs include employee severance and termination benefits of $2.3 million, write-off of impaired assets of $1.4 million, and other costs of $0.4 million. (See Note 10 to the consolidated financial statements for further details regarding this restructuring plan.)

For an update on the status of restructuring plans implemented in 1998 and 1999 refer to Note 10 to the consolidated financial statements.




RESULTS OF OPERATIONS BY SEGMENT

Annuities

Results of Operations (1)                             Six Months Ended                 Three Months Ended
                                                        September 30                      September 30
(in millions)                                       2000            1999             2000              1999
-----------------------------------------------------------------------------------------------------------
Income from Operations                            $263.9          $214.6            $98.5             $71.1
Net Income                                         258.5           210.3             89.9              64.3


September 30  (in billions)                                                          2000              1999
-----------------------------------------------------------------------------------------------------------

Account Values
Variable Annuities                                                                  $42.7             $35.6
Fixed Annuities                                                                      13.8              14.9
Variable Life Insurance                                                               0.2               0.1
                                                                                 --------          --------
Total Account Values                                                                $56.7             $50.6



(1) The 1999 data was restated from the prior year due to the reorganization of the Life Insurance and Annuities segment into two separate segments: an Annuities segment and a Life Insurance segment.

The Annuities segment reported an increase in net income of $48.2 million or 23% for the first nine months of 2000 compared to the same period in 1999 and an increase of $25.6 million or 40% for the third quarter of 2000 compared to the same quarter in 1999. Income from operations for the first nine months of 2000 increased $49.3 million or 23% compared to the same period in 1999 and increased $27.4 million or 39% for the third quarter of 2000 compared to the same quarter in 1999. The increase in net income and income from operations was driven primarily by growth in fee income from variable annuity accounts ($38.4 million for the year-to-date and $11.7 million for the third quarter of
2000) and other items discussed below. These increases were partially offset by increased expenses of approximately $6.0 million for the year-to-date and $4.4 million for the quarter. Variable annuity account values increased by $7.1 billion or 20% from September 30, 1999 to September 30, 2000. The growth in the variable annuity account values was driven by stock market appreciation partially offset by net cash outflow. The increase in general and administrative expenses was due primarily to increased staffing expenses, consulting fees and costs associated with the reorganization of the profit center which resulted from the segment reorganization. These increased expenses were partially offset by lower Year 2000 information technology costs.

Other items that were included in income from operations for the third quarter of 2000 were investment partnership income of $5.9 million, changes in various assumptions relating to a block of annuity business acquired from CIGNA in 1998 which resulted in $6.1 million of income, a $4.8 million reduction in the effective tax rate for the Annuities segment that resulted from refinements in the dividend received deduction from separate account business and a $0.6 million reduction in defined benefit expenses.

During the first nine months of 2000 and the third quarter of 2000, the Annuities segment experienced a continuation of the trend of net cash outflow that was noted in the 1999 Form 10-K. For the first nine months of 2000, annuity deposits were $3.7 billion and withdrawals were $5.5 billion, resulting in net cash outflow of $1.8 billion. For the first nine months of 1999, annuity deposits were $3.5 billion and withdrawals were $3.9 billion, resulting in net cash outflow of $0.4 billion. The growth rate of annuity deposits of 5% between periods was attributable to variable annuity deposits which grew 21% between periods. Fixed annuity deposits decreased by 10% between periods as result of lower deposits in the second and third quarters of 2000 compared to the same quarters in 1999.

The amount of net cash outflow for variable annuities deteriorated in the third quarter of 2000 to $0.5 billion, a 72% increase over the same quarter in 1999 and a 40% increase over the second quarter of 2000. Although the first two months of the third quarter of 2000 reflected the highest level of net cash outflow for the year, September cash flows showed improvement. As expected, the third quarter launch of several new products occurred too late in the quarter to have much of an impact upon that period's cash flows. However, variable annuity average daily gross deposits in the first three weeks of the fourth quarter of 2000, have been strong when compared to the first nine months of the year. It appears that deposits may be starting to trend upward due to recent product line expansion initiatives. In addition to new product launches aimed at increasing sales, LNC is also continuing to implement several programs aimed at the retention of current accounts.




Life Insurance

Results of Operations (1)                                        Nine Months                   Three Months
                                                              Ended September 30             Ended September 30
(in millions)                                                2000           1999            2000           1999
---------------------------------------------------------------------------------------------------------------
Income from Operations                                     $208.3         $174.0           $72.2          $60.6
Net Income                                                  202.1          170.8            72.6           61.9

First Year Premiums (by Product) (in millions)
Universal Life                                               $205           $226             $71            $74
Variable Universal Life                                       136             77              52             27
Whole Life                                                     14             16               6              6
Term                                                           38             38              10             12
Corporate Owned Life Insurance ("COLI")                        38             11               6              2
                                                             ----           ----            ----           ----
Total First Year Premiums                                    $431           $368            $145           $121


September 30  (in billions)                                                                 2000           1999
---------------------------------------------------------------------------------------------------------------

Account Values
Universal Life                                                                              $6.9           $6.5
Variable Universal Life                                                                      1.8            1.3
Interest-Sensitive Whole Life                                                                2.0            1.9
                                                                                            ----           ----
Total Life Insurance                                                                        10.7            9.7

Annuities                                                                                    3.1            3.5
Reinsurance Ceded on Annuities                                                              (1.2)          (1.5)
                                                                                            ----           ----
Total Annuities                                                                              1.9            2.0
Total Account Values                                                                       $12.6          $11.7

In-Force - Face Amount of Coverage
Universal Life and Oth                                                                    $112.9         $106.9
Term Insurance                                                                              98.4           82.0



(1) The 1999 data was restated from the prior year due to the reorganization of the Life Insurance and Annuities segment into two separate segments: an Annuities segment and a Life Insurance segment.

The Life Insurance segment reported an increase in net income of $31.3 million or 18% for the first nine months of 2000 compared to the same period in 1999 and an increase of $10.7 million or 17% for the third quarter of 2000 compared to the same quarter in 1999. Income from operations for the first nine months of 2000 increased $34.3 million or 20% compared to the same period in 1999 and increased $11.6 million or 19% for the second quarter of 2000 compared to the same quarter in 1999. The increase in net income and income from operations for the first nine months of 2000 as compared to the first nine months of 1999 was attributable to strong sales growth, favorable investment income and expense savings. Despite the growth in in-force, expenses decreased in the first nine months of 2000 due primarily to lower Year 2000 information technology costs. Also, in the third quarter of 2000, there was a $0.6 million reduction in defined benefit plan expenses.

First year premiums increased $66.0 million or 18% for the first nine months of 2000 compared to the same period in 1999 and increased $24.0 million or 20% for the third quarter of 2000 compared to the same quarter in 1999. Account values of universal life, variable universal life and interest-sensitive life insurance products increased $1.0 billion or 10% from September 30, 1999 to September 30, 2000. In-force increased $22.4 billion or 12% year-over-year. The growth in in-force resulting from sales growth and market appreciation contributed to an increase in income of $25.7 million for the first nine months of 2000 compared to the same period in 1999. The sales growth was fueled by variable universal life ("VUL") products which had a 77% increase in sales for the first nine months of 2000 over the comparable period in 1999. Lincoln Life introduced two new single life VUL products in 1999 and a new survivorship VUL in May 2000 which have been significant drivers of this growth. Also, corporate owned life insurance, bolstered by a new corporate VUL product launched at the end of 1999, had an increase in first year premiums of $27 million over the first nine months of 1999. This growth was partially offset by decreased sales of First-Penn Pacific's fixed universal life products.

Investment income increased $3.7 million for the first nine months of 2000 over the comparable period in 1999 due primarily to increased income from investment partnerships.




Lincoln UK

Results of Operations (1)                                        Nine Months                   Three Months
                                                              Ended September 30             Ended September 30
(in millions)                                                2000           1999            2000           1999
---------------------------------------------------------------------------------------------------------------
Income from Operations                                      $45.5          $53.3           $10.6          $16.2
Realized Gain (Loss) on Investments                          (0.3)           1.1            --              0.2
Restructuring Charge                                        (40.5)          --             (40.5)          --
                                                             ----           ----            ----           ----
Net Income (Loss)                                             4.7           54.4           (29.9)          16.4

September 30  (in billions)                                                                 2000           1999
---------------------------------------------------------------------------------------------------------------

Unit-Linked Assets                                                                          $6.5           $6.6
Individual Life Insurance In-Force                                                         $24.5          $26.2



The UK segment reported a decrease in net income of $49.7 million or 91% for the first nine months of 2000 compared to the same period in 1999 and a decrease of $46.3 million or 282% for the third quarter of 2000 compared to the same quarter in 1999. Income from operations for the first nine months of 2000 decreased $7.8 million or 15% compared to the same period in 1999 and decreased $5.6 million or 35% for the third quarter of 2000 compared to the same quarter in 1999. The decrease in net income and income from operations for the first nine months of 2000 compared to the same period in 1999 was primarily attributable to reduced sales volumes and increased expenses. In addition, the decrease in net income was significantly impacted by the recording of a $40.5 million after-tax restructuring charge which resulted from the decision to cease writing new business in the UK and the transfer of the Lincoln UK sales force (see below for further explanation). Expenses increased due to reserve strengthening of $4.0 million for policies carrying guaranteed annuity options and the recording of $3.4 million in expenses related to the strategic review of Lincoln UK. Also, there was an increase in the amortization of deferred acquisition costs of $3.5 million in the third quarter of 2000 related to changing persistency assumptions resulting from the decision to cease writing new business. These increases in expenses were partially offset by decreases in operating expenses resulting from the implementation of cost management initiatives.

On September 28, 2000, LNC announced the transfer of the Lincoln UK sales force to Inter-Alliance and the decision to cease writing new business in the UK. As a result, LNC entered into an exit plan ("restructuring plan") in the third quarter of 2000. Where all commitment date and liability recognition criteria were met, charges for this restructuring plan were recorded in the third quarter of 2000. The remaining charges are expected to be recorded in the fourth quarter of 2000, when certain decisions under the contract relating to personnel and facilities with Inter-Alliance will be finalized and all regulations related to certain involuntary termination benefits will also be met. The charge recorded in the third quarter of 2000 related to this restructuring plan was $40.5 million after-tax ($53.5 million pre-tax). The components of the pre-tax costs include employee severance and termination benefits of $11.5 million, write-off of impaired assets of $36.8 million and other costs to exit of $5.2 million. (See Note 10 to the consolidated financial statements for further details regarding this restructuring plan.)

The agreement with Inter-Alliance contains incentives designed to retain the existing business on Lincoln UK's books. As noted above, LNC management changed persistency assumptions in the third quarter of 2000 resulting in increased expense of $3.5 million. These new assumptions are based upon current expectations that significant numbers of Lincoln UK's sale force will become affiliated with Inter-Alliance.
Decisions by Inter-Alliance and Lincoln UK's sales force members will be finalized in the fourth quarter of 2000; the result of these decisions will be a factor that LNC will consider in its fourth quarter review of the expected persistency of Lincoln UK's business.




Reinsurance

Results of Operations (1)                                        Nine Months                   Three Months
                                                              Ended September 30             Ended September 30
(in millions)                                                2000           1999            2000           1999
---------------------------------------------------------------------------------------------------------------
Financial Results by Source
Individual Markets                                          $62.3          $71.6           $20.5          $24.9
Group Markets                                                 3.7           --               1.5           (1.3)
Financial Reinsurance                                        15.7           16.2             4.5            4.2
Other                                                        (2.5)          (0.7)           (0.5)          --
                                                             ----           ----            ----           ----
Income from Operations, excluding Exited Businesses          79.2           87.1            26.0           27.8
Exited Businesses                                             8.6          (24.8)            2.7          (24.5)
                                                             ----           ----            ----           ----
Income from Operations                                       87.8           62.3            28.7            3.3
Realized Gain (Loss) on Investments                          (2.1)           1.3            (2.2)           0.3
Restructuring Charge                                         --             (3.2)           --             (3.2)
                                                             ----           ----            ----           ----
Net Income                                                  $85.7          $60.4           $26.5           $0.4

Individual Life Sales - Face Amount (in billions)          $104.4          $67.3           $37.2          $28.8


September 30  (in billions)                                                                 2000           1999
---------------------------------------------------------------------------------------------------------------
Individual and Group Life Insurance In-Force
Face Amount                                                                               $412.6         $297.1



(1) The 1999 data was restated from the prior year due to the reallocation of net investment income on surplus investments from"Other" in the former Life Insurance and Annuities segment to all segments that have business in Lincoln National Life Insurance Company.

The Reinsurance segment ("Lincoln Re") reported an increase in net income of $25.3 million or 42% for the first nine months of 2000 compared to the same period in 1999 and an increase of $26.1 million for the third quarter of 2000 compared to the same quarter in 1999. Income from operations for the first nine months of 2000 increased by $25.5 million or 41% compared to the same period in 1999 and increased $25.4 million for the third quarter of 2000 compared to the same quarter in 1999. The primary reason for these increases was a $25.0 million after-tax charge taken in the third quarter of 1999 for reserve strengthening related to the HMO excess-of-loss business (included in Exited Businesses). In addition, in the third quarter of 1999, the decision was made to discontinue writing new HMO excess-of-loss business. As a result, a restructuring charge of $3.2 million after-tax was taken in the third quarter of 1999 for employee severance and other
costs related to the discontinuance of the business.   After considering
these third quarter 1999 items, there was a slight increase in the results for the first nine months and third quarter of 2000 from the comparable periods in 1999. These increases were the result of offsetting results by business source.

In Individual markets, earnings were bolstered by the growth in the individual life business, as the strong sales experienced over the last 12 months continued through the third quarter of 2000. Part of the growth in sales in the first part of 2000 was due to the surge in term life insurance policies written by direct life insurance companies prior to January 1, 2000 when the Valuation of Life Insurance Model Regulation ("Regulation XXX") became effective. Regulation XXX requires companies to increase reserves related to certain term life insurance policies resulting in an increase in premium to the policyholder. The individual life insurance in-force face amount grew to $381.4 billion at the end of the third quarter of 2000; a $119.9 billion or 46% increase from the end of the third quarter of 1999. However, fluctuations in mortality more than offset the positive effects of the growth in business, which explains why individual markets' earnings were down relative to the first nine months of 1999. The actual to expected loss ratio deteriorated in the third quarter of 2000 to 101.2% from 96.9% in the second quarter of 2000. For the first nine months of 2000, the loss ratio remained slightly above long-term pricing expectations at 99.3%. The comparable loss ratio for the first nine months of 1999 was 85.5%.

Group markets earnings increased due to growth in the employer stop-loss business. Finally, while Exited businesses (excluding the $25.0 million charge in the third quarter of 1999) benefited from $9.2 million (after-tax) of interest received upon the transfer of LNC's investment in Seguros Serfin Lincoln in the first quarter of 2000 and increased earnings on investment partnerships held in the surplus investment portfolio in the third quarter of 2000, earnings without these items were down slightly. This was due to increased reserves for the group carrier medical reinsurance and HMO excess-of-loss reinsurance programs.



Investment Management

Results of Operations (1)                                        Nine Months                   Three Months
                                                              Ended September 30             Ended September 30
(in millions)                                                2000           1999            2000           1999
---------------------------------------------------------------------------------------------------------------
Total Investment Advisory Fees                             $207.6         $214.9           $69.3          $69.3
Income from Operations                                       12.6           24.0             3.0            8.1
Realized Loss on Investments (after-tax)                     (2.3)          (0.5)           (0.3)          (0.4)
Restructuring Charge (after-tax)                             (2.7)         (12.1)           --             --
                                                             ----           ----            ----           ----
Net Income                                                   $7.6          $11.4            $2.7           $7.7


September 30  (in billions)                                                                 2000           1999
---------------------------------------------------------------------------------------------------------------

Assets under Management
Regular Operations:

Retail                                                                                     $30.2          $28.6
Institutional                                                                               25.3           30.3
                                                                                            ----           ----
                                                                                            55.5           58.9
At Cost Operations                                                                          35.0           36.8
                                                                                            ----           ----
Total Assets Under Management                                                              $90.5          $95.7


(1) The 1999 data was restated from the prior year due to the reallocation of net investment income on surplus investments and expenses from "Other" in the former Life Insurance and Annuities segment to all segments that have business in Lincoln National Life Insurance Company. Within this segment, the reallocation relates to the 401(k) operations.

The Investment Management segment reported a decrease in net income of $3.8 million or 33% for the first nine months of 2000 compared to the same period in 1999 and a decrease of $5.0 million or 65% for the third quarter of 2000 compared to the same quarter in 1999. Net income exclusive of restructuring charges was $10.3 million and $23.5 million for the first nine months of 2000 and 1999, respectively, a 56% decrease between periods. Income from operations for the first nine months of 2000 decreased $11.4 million or 48% compared to the same period in 1999 and decreased $5.1 million or 63% for the third quarter of 2000 compared to the same quarter in 1999. The decrease in both net income excluding the restructuring charge and income from operations for the first nine months of 2000 as compared to the first nine months of 1999 was attributable to decreased investment advisory fees and increased expenses, which were partially offset by an increase in other revenue. Expenses increased primarily due to an increase in compensation expense primarily resulting from an increase in headcount of investment professionals and space costs. The increase in headcount of investment professionals was a result of the decision made in the fourth quarter of 1999 to invest in the business to ultimately improve investment
performance.   In the third quarter of 2000, 19 additional fixed income
investment professionals were hired. These expense increases were partially offset by lower Year 2000 information technology costs. Other revenue increased due to an increase in fees resulting from an increase in the number and value of accounts being serviced in the 401(k) and investment accounting groups.

Investment advisory fees relating to assets under management of regular operations (i.e. external assets under management) for the first nine months of 2000 decreased $13.4 million or 7% compared to the same period in 1999 due to a decrease in institutional assets under management partially offset by an increase in retail assets under management. Institutional assets under management were $25.3 billion at the end of the third quarter of 2000 as compared to $30.3 billion at the end of the third quarter of 1999. Retail assets under management were $30.2 billion at the end of the third quarter of 2000 as compared to $28.6 billion at the end of the third quarter of 1999. The decrease in institutional assets under management was due to net cash outflows partially offset by market appreciation. The increase in retail assets under management was due to market appreciation partially offset by net cash outflows.

The net cash outflows of $4.7 billion experienced by the institutional accounts and to a lesser extent by the retail accounts ($1.6 billion) during the first nine months of 2000 were due to performance issues. Net cash outflows have continued for both institutional and retail accounts, but the third quarter of 2000 showed improvement over the levels experienced in the first two quarters of 2000. While its growth funds have continued to perform strongly, LNC has initiated various actions to improve relative performance across all asset classes. Once demonstrable improvement in performance track records occurs, LNC eventually expects positive fund flows leading to higher revenues and ultimately a return to higher earnings levels for this segment. This process will take time; however, early indications of performance enhancement are appearing in certain asset classes. One important measure of improvement is that for the six months ending September 30, 2000, the Investment Management segment's large cap value performance has exceeded its relevant indices.



Other Operations

Results of Operations (1)                                        Nine Months                   Three Months
                                                              Ended September 30             Ended September 30
(in millions)                                                2000           1999            2000           1999
---------------------------------------------------------------------------------------------------------------
Financial Results by Source
LNC Financing                                              $(65.5)        $(62.3)         $(21.9)        $(19.8)
LFA                                                         (13.4)         (23.4)           (3.1)          (5.3)
Other Corporate (2)                                          (4.8)          (3.6)            2.7           (2.8)
                                                             ----           ----            ----           ----
Loss from Operations                                        (83.7)         (89.3)          (22.3)         (27.9)
Net Loss                                                   $(86.1)        $(81.6)         $(23.2)        $(18.4)



(1) The 1999 data was restated from the prior year due to the reorganization of the Life Insurance and Annuities segment into two separate segments: an Annuities segment and a Life Insurance segment. Results for LFA and certain unallocated expenses previously reported in the Life Insurance and Annuities segment are now reported in "Other Operations".

(2) Other Corporate was restated from the prior year to include the financial results of AnnuityNet. In May 2000, LNC adopted the equity method of accounting for AnnuityNet. This change was due to the reduction of LNC's ownership interest in AnnuityNet to 44.9% resulting from second round funding by an unaffiliated investor group.

Other Operations reported a decrease in the net loss of $4.5 million or 6% for the first nine months of 2000 compared to the same period in 1999 and a decrease in the net loss of $4.8 million or 26% for the second quarter of 2000 compared to the same quarter in 1999. Loss from operations for the first nine months of 2000 decreased by $5.6 million or 6% compared to the same period in 1999 and decreased $5.6 million or 20% for the third quarter of 2000 compared to the same quarter in 1999.

The change in net loss and loss from operations for the first nine months of 2000 compared to the same period in 1999 was due to offsetting results by business source. The decrease in the loss from LFA was due to increased sales volumes and reduced field office costs resulting from expense management initiatives. The increase in the loss in the LNC Financing line was due primarily to increased short-term debt costs. The increase in the loss in the Other Corporate line for the first nine months of 2000 as compared to the same period in 1999 is attributable to a variety of items including $2.6 million (after-tax) of offsetting litigation matters recorded in the first quarter of 2000 and $2.5 million relating to interest on tax refunds received in the second quarter of 1999 and timing differences between periods on various intercompany expense allocations.

The decrease in the loss in the Other Corporate line for the third quarter of 2000 compared to the same quarter in 1999 was due primarily to greater allocation of expenses to the business units in the third quarter of 2000. The third quarter of 1999 included expenses related to the corporate office relocation that were not allocated to the business units.




CONSOLIDATED INVESTMENTS

September 30  (in billions)                                                                 2000           1999
---------------------------------------------------------------------------------------------------------------
Total Assets Managed                                                                      $136.3         $133.2


                                                            Nine Months Ended             Three Months Ended
                                                              September 30                   September 30
                                                           2000          1999           2000               1999
---------------------------------------------------------------------------------------------------------------
Mean Invested Assets (cost basis) (in billions)          $37.60        $39.22         $37.25             $39.11

Adjusted Net Investment Income (1) (in millions)      $2,080.2      $2,112.8         $691.5             $698.7

Investment Yield (ratio of net investment
income to mean invested assets)                            7.38%         7.18%          7.43%              7.15%


(1) Includes tax-exempt income.

The total investment portfolio decreased $273 million in the first nine months of 2000. This is the net result of the decrease in the fair value of securities available-for-sale and fixed annuity contractholders opting to transfer funds to variable annuity contracts partially offset by purchases of investments from cash flow generated by the business segments.

The quality of LNC's fixed maturity securities portfolio as of September 30, 2000 was as follows:

Treasuries and AAA            22.3%           BBB        32.9%
AA                             7.1%            BB         3.6%
A                             30.8%  Less than BB         3.3%

As of September 30, 2000, $1.9 billion or 6.9% of fixed maturity securities was invested in below investment grade securities (less than BBB). This represents 5.3% of the total investment portfolio. The interest rates available on these below investment grade securities are significantly higher than are available on other corporate debt securities. Also, the risk of loss due to default by the borrower is significantly greater with respect to such below investment grade securities because these securities are generally unsecured, often subordinated to other creditors of the issuer and issued by companies that usually have high levels of indebtedness. LNC attempts to minimize the risks associated with these below investment grade securities by limiting the exposure to any one issuer and by closely monitoring the credit worthiness of such issuers. During the nine months ended September 30, 2000, the aggregate cost of such investments purchased was $70.8 million. Aggregate proceeds from such investments sold were $111.5 million, resulting in a net realized pre-tax loss at the time of sale of $38.5 million.

LNC's entire fixed maturity and equity securities portfolio is classified as "available-for-sale" and is carried at fair value. Changes in fair value, net of related deferred acquisition costs, amounts required to satisfy policyholder commitments and taxes, are charged or credited directly to shareholders' equity.

As of September 30, 2000, mortgage loans on real estate and real estate represented 13.5% and 0.8% of LNC's total investment portfolio, respectively. As of September 30, 2000, the underlying properties supporting the mortgage loans on real estate consisted of 31.0% in commercial office buildings, 29.4% in retail stores, 16.2% in apartments, 13.5% in industrial buildings, 5.4% in hotels/motels and 4.5% in other. In addition to the dispersion by property type, the mortgage loan portfolio is geographically diversified throughout the United States.


The following summarizes key information on mortgage loans:




                                                                             September 30           December 31
                                         (in millions)                            2000                  1999
                                         --------------                           ----                 -----
Total Portfolio (net of reserves)                                             $4,767.3              $4,735.4

Mortgage loans two or more payments
delinquent (including in process of foreclosure)                                   7.6                   5.1
Restructured loans in good standing                                                4.2                   3.3
Reserve for mortgage loans                                                         5.0                   4.7



Fixed maturity securities available-for-sale, mortgage loans on real estate and real estate that were non-income producing for the nine months ended September 30, 2000 were not significant.

Net Investment Income
Net investment income decreased $32.4 million or 1.5% when compared with the first nine months of 1999. This decrease was the result of a 4% decrease in mean invested assets partially offset by an increase in the overall yield on investments from 7.18% to 7.33% (exclusive of $14.1 million of interest income on the transfer of Seguros Serfin Lincoln recognized in the first quarter of 2000).

Realized Gain on Investments
The first nine months of 2000 and 1999 had realized gains (losses) on investments of $(28.3) million and $3.3 million, respectively. The losses and slight gains for 2000 and 1999, respectively, which are net of related deferred acquisition costs and expenses, were the result of rising interest rates. Securities available-for-sale that were deemed to have declines in fair value that are other than temporary were written down. Also, when the underlying value of the property is deemed to be less than the carrying value, LNC records write-downs and allowances on mortgage loans on real estate, real estate and other investments.

The pre-tax write-downs of securities available-for-sale for the first nine months of 2000 and 1999 were $32.6 million and $31.4 million, respectively. The fixed maturity securities to which write-downs apply were generally of investment grade quality at the time of purchase, but were classified as "below investment grade" at the time of the write-downs. During the first nine months of 2000, LNC released $1.4 million in reserves on real estate and mortgage loans on real estate compared to reserves released of $0.5 million for the first nine months of 1999. Net write-downs and reserve releases for all investments for the nine months ended September 30, 2000 and 1999 were $31.2 million and $30.9 million, respectively.

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

The consolidated statement of cash flows on page 6, indicates that operating activities provided cash of $817.9 million during the first nine months of 2000. This statement also classifies the other sources and uses of cash by investing activities and financing activities and discloses the total amount of cash available to meet LNC's obligations.

Although LNC generates adequate cash flow to meet the needs of its normal operations, periodically LNC may issue debt or equity securities to fund internal expansion, acquisitions, investment opportunities and the retirement of LNC's debt and equity. As of September 30, 2000, LNC has a shelf registration with an unused balance of $825 million that would allow LNC to issue a variety of securities, including debt, preferred stock, common stock and hybrid securities. Finally, cash funds are available from LNC's revolving credit agreement which provides for borrowing up to $750 million.

Transactions such as those described in the preceding paragraph that have occurred in the first six months of 2000 include the purchase and retirement of 5,109,081 shares of common stock at a cost of $158.3 million. At September 30, 2000, the remaining amount under the May 1999 board authorization to repurchase $500 million of common stock was $105.1 million.

LNC's insurance subsidiaries are subject to certain insurance department regulatory restrictions as to the transfer of funds and payment of dividends to the holding company. Generally, these restrictions pose no short-term liquidity concerns for the holding company. However, as discussed in detail within Note 5 to the consolidated financial statements, the acquisition of two blocks of business in 1998 placed further restrictions on the ability of LNC's primary insurance subsidiary, Lincoln National Life Insurance Company ("Lincoln Life"), to declare and pay dividends. As a result of these acquisitions and dividends declared, Lincoln Life's statutory earned surplus is negative. It is necessary for Lincoln Life to obtain the prior approval of the Indiana Insurance Commissioner before paying any dividends to LNC until such time its statutory earned surplus is positive. The time-frame for statutory earned surplus to return to a positive position is dependent upon future statutory earnings and dividends paid by Lincoln Life. Although no assurance can be given that additional dividends to LNC will be approved, during the first nine months of 2000 and during the year ended December 31, 1999, Lincoln Life received regulatory approval and paid extraordinary dividends totaling $315 million and $530 million, respectively, to LNC. In the event such approvals are not obtained, management believes that LNC can obtain the funds required to satisfy its obligations from its existing credit facilities and other sources.

Total shareholders' equity increased $274.7 million in the first nine months of 2000. Excluding the increase of $128.0 million related to a decrease in the unrealized loss on securities available-for-sale, shareholders' equity increased $146.7 million. This increase was the net result of increases due to $472.5 million from net income, $7.2 million from the issuance of common stock related to benefit plans and $1.4 million from the issuance of common stock related to the acquisition of subsidiaries offset by decreases of $10.2 million for the cumulative foreign currency translation adjustment, $158.3 million for the repurchase of common shares and $165.9 million for the declaration of dividends to shareholders.

As of September 30, 2000, LNC's senior debt ratings included Moody's at A2 ("Upper Medium Grade"), Standard and Poor's at A- ("Strong"), Fitch at A+ ("Strong") and A.M. Best at a ("Strong"), and LNC's commercial paper ratings included Moody's at P-1 ("Superior"), Standard and Poor's at A-2 ("Satisfactory") and Fitch at F-1 ("Very Strong"). In October of 2000, Moody's downgraded LNC's senior debt from A2 ("Upper Medium Grade") to A3 ("Upper Medium Grade") and LNC's commercial paper from P-1 ("Superior") to P-2 ("Strong"). Although there are less investors for A-2/P-2 commercial paper and the short-term borrowing rate on the issuance of commercial paper will increase approximately 0.20% per annum as a result of the downgrade by Moody's, management believes that liquidity will not be adversely impacted.

As of September 30, 2000, Lincoln National (UK) PLC's commercial paper ratings included Standard and Poor's at A-2 ("Satisfactory") and Moody's at P-1 ("Superior"). In October of 2000, Moody's also downgraded Lincoln National (UK) PLC from P-1 ("Superior") to P-2 ("Strong"). When Standard and Poor's lowered its rating of Lincoln National (UK) PLC's commercial paper in November of 1999, the market treated Lincoln UK like a A-2/P-2 issuer rather than one with a split rating and its borrowing rate went up at that time by approximately 0.20% per annum. Management does not expect any incremental costs as a result of the latest downgrade by Moody's and does not believe that liquidity will be adversely impacted.

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

Item 3  Quantitative and Qualitative Disclosure of Market Risk

In Item 7A, Part II of LNC's Form 10-K for the year ended December 31, 1999 (see page 29 of LNC's 1999 Form 10-K), LNC provided a discussion of its market risk. During the first nine months of 2000, there was no substantive change to LNC's market risk. The following is a discussion of changes to LNC's derivative positions.

Derivatives
As discussed in Note 7 to the consolidated financial statements for the year ended December 31, 1999 (see page 65 of LNC's 1999 Form 10-K), LNC has entered into derivative transactions to reduce its exposure to fluctuations in interest rates, the widening of bond yield spreads over comparable maturity U.S. Government obligations, credit risk, foreign exchange risk and fluctuations in the FTSE and S&P indexes. In addition, LNC is subject to risks associated with changes in the value of its derivatives; however, such changes in value are generally offset by changes in the value of the items being hedged by such contracts. Modifications to LNC's derivative strategy are initiated periodically upon review of the Company's overall risk assessment. During the first nine months of 2000, the more significant changes in LNC's derivative positions are as follows:

1. Decreased its use of interest rate cap agreements that are used to hedge its annuity business from the effect of fluctuating interest rates from $2.5 billion notional to $1.6 billion notional. The decrease in notional is a result of expirations and, therefore, no gain or loss has been recognized.

2. Decreased its use of swaptions by $85.5 million notional, resulting in a remaining balance of $1.8 billion notional. The decrease in notional of the swaptions is a result of expirations and no gain or loss has been recognized. LNC uses swaptions to hedge various portfolios of interest rate sensitive assets.

3. Increased its use of interest rate swaps hedging variable rate bonds from $370.9 million notional to $398.3 million notional. New interest rate swaps in the amount of $39.7 million notional were entered into during the first nine months. A total of $12.3 million notional expired. No gain or loss was recognized as a result of the expirations. These interest rate swap agreements convert floating rate bond coupon payments into a fixed rate of return. LNC also increased its use of forward starting interest rate swaps to hedge the anticipated purchase of assets from $260.0 million notional to $405.5 million notional. New forward starting interest rate swaps in the amount of $584.0 million notional were entered into during the first nine months. In addition, $438.5 million notional was terminated resulting in a $4.5 million loss. A total of $3.9 million loss was used to adjust the basis of purchased assets and a $0.6 million loss was recognized. These swap agreements protect LNC from falling interest rates.

4. Decreased its use of foreign currency swaps from $44.2 million notional to $37.5 million notional. A total of $0.6 million notional expired with no gain or loss recognized, and a total of $6.1 million notional was terminated resulting in a $0.2 million gain. These foreign currency swap agreements are part of a replication strategy. LNC owns various foreign issue securities. Interest payments from these securities are received in a foreign currency and then swapped into U.S. dollars, replicating a foreign issue, U.S. dollar paying security.

5. Entered into $766.8 million notional of foreign exchange forward contracts. These foreign exchange forward contracts were hedging the foreign currency risk of LNC's net investment in Lincoln UK. The entire $766.8 million notional was terminated resulting in a $26.6 million gain reported in other comprehensive income. In addition, LNC entered into foreign exchange forward contracts in the amount of $960.4 million notional to hedge LNC's exposure to currency fluctuation associated with its issuance of non-Sterling commercial paper in Europe. A total of $848.4 million notional was terminated resulting in no gain or loss.

6. Increased its use of S&P 500 index call options from $129.6 million notional to $173.5 million notional. New options in the amount of $77.0 million were entered into during the first nine months. A total of $33.1 million notional was terminated, resulting in a $0.04 million loss. These call options continue to offset LNC's increased liabilities resulting from certain reinsurance agreements which guarantee payment for a specified portion of the appreciation of the S&P 500 index on certain underlying annuity products.

7. Decreased its use of FTSE index call options from $4.3 million notional to $2.0 million notional. As a result of the terminations, a $2.2 million gain was recognized. The purpose of LNC's FTSE index call option program is to offset the cost of increases in the liabilities of certain single premium investment contracts which are tied to the appreciation of the FTSE index.

8. Entered into 0.6 million call options on an equal number of shares of LNC stock. These call options are hedging the expected increase in liabilities arising from stock appreciation rights granted on LNC stock. The stock appreciation rights were granted to LNC agents during the first quarter 2000.

9. Entered into $100.0 million notional of spread lock agreements. These spread lock agreements protect a portion of fixed maturity securities and mortgage loans against widening spreads. The entire $100.0 million notional was terminated resulting in a $2.4 million loss used to adjust the basis of purchased assets.

10. Decreased its use of put option agreements from $21.3 million notional to zero. These put option agreements are part of a replication strategy that establishes a fixed maturity date for various perpetual bonds owned by LNC. The entire gain of $3.4 million was used to adjust the basis of the perpetual bonds.

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

12 Historical Ratio of Earnings to Fixed Charges

27 Financial Data Schedule

(b) No reports on Form 8-K were filed during the quarter ended September
30, 2000.

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

LINCOLN NATIONAL CORPORATION

By /S/ Richard C. Vaughan
   ----------------------
Richard C. Vaughan,
Executive Vice President and
Chief Financial Officer

By /S/ Casey J. Trumble
   ----------------------
Casey J. Trumble,
Senior Vice President and Chief Accounting Officer

Date   October 27, 2000

LINCOLN NATIONAL CORPORATION
Exhibit Index for the Report on Form 10-Q for the Quarter Ended September 30, 2000

Exhibit Number                Description                        Page Number
--------------                 -----------                      -----------
12                            Historical Ratio of Earnings to
                              Fixed Charges                          31
27                            Financial Data Schedule                32

LINCOLN NATIONAL CORPORATION AND SUBSIDIARIES

EXHIBIT 12 - HISTORICAL RATIO OF EARNINGS TO FIXED CHARGES



                                     Nine Months
                                Ended September 30                     Year Ended December 31,
                                ------------------                     -----------------------
(millions of dollars)          2000            1999       1999        1998       1997(4)     1996        1995
--------------------           ----            ----       ----        ----       ----        ----        ----
Net Income before Federal
Income Taxes                 $648.0          $589.4     $570.0      $697.4   $1,427.1      $692.7      $626.6
Equity Loss (Earnings) in
Unconsolidated Affiliates       1.0            (4.0)      (5.8)       (3.3)      (2.1)       (1.4)      (12.4)
Sub-total of Fixed Charges    126.5           119.4      160.9       144.1      113.3       108.6        94.4
                           --------        --------   --------   --------    --------    --------    --------
Sub-total of Adjusted
Net Income                    775.5           704.8      725.1       838.2    1,538.3       799.9       708.6
Interest on Annuities &
Financial Products          1,102.7         1,121.9    1,510.4     1,446.2    1,253.5     1,185.6     1,147.1
                           --------        --------   --------   --------    --------    --------    --------
Adjusted Income Base        1,878.2         1,826.7    2,235.5     2,284.4    2,791.8     1,985.5     1,855.7

Rent Expense                   61.1            61.0       81.5        81.3       62.5        71.6        65.6

Fixed Charges:
Interest and Debt Expense     106.1            99.0      133.7       117.1       92.5        84.7        72.5
Rent (Pro-rated)               20.4            20.3       27.2        27.0       20.8        23.9        21.9
                           --------        --------   --------    --------   --------    --------    --------
Sub-total of Fixed Charges    126.5           119.3      160.9       144.1      113.3       108.6        94.4

Interest on Annuities &
Financial Products          1,102.7         1,121.9    1,510.4     1,446.2    1,253.5     1,185.6     1,147.1
                           --------        --------   --------    --------   --------    --------    --------
Sub-total of Fixed Charges  1,229.2        $1,241.2    1,671.3     1,590.3    1,366.8     1,294.2     1,241.5
Preferred Dividends (Pre-tax)   0.1             0.1        0.1         0.1        0.2         0.2        13.4
                           --------        --------   --------    --------   --------    --------    --------
Total Fixed Charges        $1,229.3        $1,241.3   $1,671.4    $1,590.4   $1,367.0    $1,294.4    $1,254.9

*Less than $100,000

Ratio of Earnings to Fixed Charges:
Excluding Interest on
Annuities and Financial
Products (1)                   6.13             5.91      4.51        5.82      13.57        7.37        7.51
Including Interest on
Annuities and Financial
Products (2)                   1.53             1.47      1.34        1.44       2.04        1.53        1.49
Ratio of Earnings to
Combined Fixed Charges
and Preferred Stock
Dividends (3)                  1.53             1.47      1.34        1.44       2.04        1.53        1.48


(1) For purposes of determining this ratio, earnings consist of income before federal income taxes adjusted for the difference between income or losses from unconsolidated equity investments and cash distributions from such investments, plus fixed charges. Fixed charges consist of 1) interest and debt expense on short and long-term debt and distributions to minority interest-preferred securities of subsidiary companies and 2) the portion of operating leases that are representative of the interest factor.

(2) Same as the ratio of earnings to fixed charges, excluding interest on annuities and financial products, except fixed charges and earnings include interest on annuities and financial products.

(3) Same as the ratio of earnings to fixed charges, including interest on annuities and financial products, except that fixed charges include the pre-tax earnings required to cover preferred stock dividend requirements.

(4) The coverage ratios for the year 1997 are higher than the other periods shown due to the inclusion of the gain on sale of a major subsidiary in net income.