Form 10-K
period 2000-12-31
LINCOLN NATIONAL CORP
filed 2001-03-12
CIK 59558

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549

                                 FORM 10-K

   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                ACT OF 1934

For the fiscal year ended December 31, 2000      Commission File Number 1-6028

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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]

As of February 23, 2001, 190,643,593 shares of common stock were outstanding. The aggregate market value of such shares (based upon the closing price of these shares on the New York Stock Exchange) held by non-affiliates was approximately $8,150,014,000.

Select information from the registrant's 2000 Annual Report to Shareholders has been incorporated by reference into Part II of this Form 10-K. Select materials from the Proxy Statement for the Annual Meeting of Shareholders, scheduled for May 10, 2001 have been incorporated by reference into Part III of this Form 10-K.

The exhibit index to this report is located on page 27.

                   Lincoln National Corporation

                       Table of Contents
Item                                                             Page
----                                                             ----
PART I

1. Business
A. Business Overview                                               3
B. Description of Business Segments:
   1. Annuities                                                    5
   2. Life Insurance                                               8
   3. Reinsurance                                                  9
   4. Investment Management                                       10
   5. Lincoln UK                                                  11
C. Other Matters:
   1. Regulatory                                                  11
   2. Miscellaneous                                               12

2. Properties                                                     12

3. Legal Proceedings                                              12

4. Submission of Matters to a Vote of Security Holders            13

PART II

5. Market for Registrant's Common Equity and
   Related Stockholder Matters                                    13

6. Selected Financial Data                                        13

7. Management's Discussion and Analysis                           13

7A.Quantitative and Qualitative Disclosures About Market Risk     13

8. Financial Statements and Supplementary Data                    13

9. Changes in and Disagreements with Accountants on Accounting
   and Financial Disclosures                                      13

PART III

10. Directors and Executive Officers of the Registrant            13

11. Executive Compensation                                        14

12. Security Ownership of Certain Beneficial
    Owners and Management                                         14

13. Certain Relationships and Related Transactions                14

PART IV

14. Exhibits, Financial Statement Schedules
    and Reports on Form 8-K                                       14

Index to Exhibits                                                 27

Signatures                                                        28

PART I

Item 1. Business
-------

A. Business Overview

Lincoln National Corporation ("LNC") is a holding company. Through subsidiary companies, LNC operates multiple insurance and investment management businesses. The collective group of companies uses "Lincoln Financial Group" as its marketing identity. Based on assets, LNC is the 33rd largest U.S. Corporation (1999 Fortune 500, Largest U.S. Corporations, April 2000). Operations are divided into five business segments: 1) Annuities, 2) Life Insurance, 3) Reinsurance ("Lincoln Re"), 4) Investment Management and 5) Lincoln UK. Over the past five years, segments have been redefined as noted below. Prior to 1997, LNC had a Property-Casualty segment. This segment was sold in 1997 and the related segment information was reclassified to discontinued operations. The Lincoln UK segment, which was added in 1997, was included in the Life Insurance and Annuities segment prior to the adoption of Financial Accounting Standard No. 131. During the first quarter of 2000, changes to the structure of LNC's internal organization resulted in the creation of a separate Annuities segment and a separate Life Insurance segment.

Revenues, pre-tax income and assets for LNC's major business segments and other operations are shown in this Form 10-K report as part of the consolidated financial statements (see Note 9 to the consolidated financial statements as set forth in LNC's 2000 Annual Report to Shareholders which is incorporated by reference to Item 8 of this Form 10-K). The LNC "Other Operations" category includes the financial data for operations that are not directly related to the business segments, unallocated corporate items (such as, corporate investment income and interest expense on short-term and long-term borrowings) and the operations of Lincoln Financial Advisors ("LFA").

Although one of the subsidiaries held by LNC was formed in 1905, LNC itself was formed in 1968. LNC is an Indiana corporation that maintains its principal offices at 1500 Market Street, Suite 3900, Philadelphia, Pennsylvania 19102-2112. As of December 31, 2000, there were 64 persons engaged in the governance of the LNC holding company. Total employment of Lincoln National Corporation at December 31, 2000 on a consolidated basis was 7,820. Of this total, approximately 1,840 employees are included in "Other Operations" related primarily to the operation of LFA.

The primary operating subsidiaries that comprise LNC are Lincoln National Life Insurance Company ("LNL"); First Penn-Pacific Life Insurance Company ("First Penn"); Lincoln Life & Annuity Company of New York ("Lincoln Life New York"); LFA, Sagemark Consulting, Inc. ("Sagemark"), Lincoln National Reassurance Company ("LNRAC"); Lincoln National Health & Casualty Insurance Company ("LNH&C"); Lincoln National Reinsurance Company Ltd. (Bermuda); Old Fort Insurance Company Ltd. (Bermuda); Lincoln National Reinsurance Company (Barbados), Lincoln National (UK) plc; and Delaware Management Holdings, Inc. ("Delaware").

LNL is an Indiana corporation with its annuities and reinsurance operations headquartered in Fort Wayne, Indiana and its life insurance operations headquartered in Hartford, Connecticut. LNL is the 9th largest U.S. stockholder-owned life insurance company, based on revenues (1999 Fortune Rankings of Largest Life Insurance Companies by Revenues, April 2000) and the 5th largest life insurer in the U.S. when measured by total life insurance in-force (Best's Review, July 2000). The primary operations of LNL are reported in the Annuities, Life Insurance and Reinsurance segments. LNL also has operations that are reported in the Investment Management segment.

First Penn is an Indiana corporation headquartered in Schaumburg, Illinois. First Penn offers universal life, term life and deferred fixed annuity products for distribution in most states of the United States. The operations of First Penn are reported in the Life Insurance segment. Beginning in the first quarter of 2001, the reporting for First Penn's annuities business will be moved from the Life Insurance segment into the Annuities segment.

Lincoln Life New York is a New York company headquartered in Syracuse, New York. Lincoln Life New York offers fixed annuities, variable annuities, universal life, variable universal life, term life and other individual life insurance products within the state of New York utilizing the distribution networks described below under Distribution. The operations of Lincoln Life New York are reported in the Annuities and Life Insurance segments.

Acquisitions, Divestitures and Discontinued Lines of Business

Over the last several years, LNC has undertaken a variety of acquisitions and divestitures, and has exited certain businesses. These actions have been conducted with the goal of strengthening shareholder value by providing more consistent sources of earnings and by focusing on financial products that have the potential for significantly growing earnings. To this end, the following transactions have occurred during the three years covered by this Form 10-K:

During 2000, LNC transferred Lincoln UK's sales force to Inter-Alliance Group PLC. Concurrent with the announcement of this transfer, LNC also ceased writing new business in the United Kingdom ("UK") through direct distribution. These actions followed a strategic review of the Lincoln UK segment in late 1999, where LNC concluded that trends in the UK insurance market including the unfavorable regulatory environment raised significant concerns regarding the ongoing fit of the Lincoln UK segment within LNC's overall strategic plans.

During 1999, as a result of a comprehensive review of the group markets business in the Reinsurance segment, LNC discontinued writing new HMO excess-of-loss and group carrier medical reinsurance programs. LNC also purchased Alden Risk Management Services, an employer stop-loss business, for $41.5 million in cash. In another 1999 Reinsurance segment transaction, LNC transferred a block of disability income business to MetLife under an indemnity reinsurance agreement. LNC transferred $490.4 million of cash to Metlife representing the statutory reserves on the block, net of $18.5 million of purchase price consideration. In accordance with the accounting rules for indemnity reinsurance transactions, a gain of $56.7 million on this transaction is being recognized over the premium paying period of the business.

During 1998, LNC purchased a block of individual life insurance from Aetna Inc. ("Aetna") for $1.0 billion. This transaction was accounted for using purchase accounting. Funding for this transaction primarily came from the proceeds of public securities offerings in 1998. During 1998, LNC also purchased a block of individual life insurance and annuity business from CIGNA Corporation ("CIGNA") for $1.414 billion. This transaction was also accounted for using purchase accounting. Funding for the CIGNA acquisition came from the proceeds of the 1997 sale of LNC's 83.3% ownership interest in American States Financial Corporation, a property-casualty business. The exit from the property-casualty business and the expansion of LNC's life insurance product and distribution capacities were major steps in LNC's evolution from a multi-line insurance company to a leading, focused company specializing in wealth protection and wealth accumulation products.

Distribution of Annuities, Life Insurance and Mutual Funds

LNC has an extensive distribution network for the sale of fixed annuities, variable annuities, universal life insurance, variable universal life insurance, term life insurance, other individual insurance coverages, retail mutual funds, 401(k) products and separate account wrap products. LNC's distribution strategy reflects a marketplace where consumers increasingly want to do business on their own terms. LNC's network consists of internally owned wholesaling and retailing business units: Lincoln Financial Distributors ("LFD") and LFA, respectively, as well as distribution for annuities through alliances with third parties including American Funds Distributors ("AFD"), SEI and AnnuityNet.com. LFD consists of approximately 250 wholesalers organized to penetrate multiple channels including the Wirehouse/Regional channel, the Independent Financial Planner channel, the Marketing General Agent channel and the Financial Institutions channel. Through its relationships with a large number of financial intermediaries, LFD has access to 7,500 insurance brokers, 14,000 bank agents, 50,000 stockbrokers and 53,000 financial planners including LFA.

LFD's operations and financial results are reported in the Annuities, Life Insurance and Investment Management segments based on the product being distributed. Beginning in the first quarter of 2001, LFD's operations and financial results will be centralized and reported under "Other Operations".

LFA is a retail broker dealer and financial planning firm that offers a full range of financial and estate planning services. LFA and its consolidated affiliate, Sagemark, offer access to annuities, 401(k) plans, pensions, universal and variable universal life insurance and other wealth accumulation and protection products and services, and is a preferred distributor of LNC retail products. LFA and Sagemark are headquartered in Hartford, Connecticut and consist of 2,086 planners in 39 offices across the United States. As part of LFA's commitment to capitalize on opportunities in the employer-sponsored annuities market, the Fringe Benefit Division was formed in 1999. This group consists of 250 financial planners from LFA and provides a specialized marketing focus at a lower distribution cost; these are the two critical success factors in this evolving market.

Distribution of Reinsurance and Institutional Investment Products

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

Lincoln Re's strategic approach also involves the capabilities of many alliance partners. These include direct marketers, medical equipment suppliers, electronic information providers, specialized legal firms, accountants and variable life and annuity administrators, all ready to form a "virtual organization" to help Lincoln Re's clients do business.

Institutional investment products managed in the Investment Management segment including large case 401(k) plans are marketed by a separate sales force in conjunction with pension consultants. These products are offered to defined benefit and defined contribution plan sponsors, endowments, foundations and insurance companies.

National Branding Campaign

During 2000, Lincoln Financial Group ("LFG"), the marketing name for LNC and its affiliates, continued building its brand on a national basis through an integrated package of national magazine, television and Internet advertising, sponsorships of major sporting events, educational partnerships, public relations and promotional events. LNC's branding strategy is paying off. National studies conducted by LNC indicate significant increases in consumer awareness of and familiarity with Lincoln Financial Group. This is especially true among LNC's primary target audience, the affluent, and an important sub-target, the super-affluent. The affluent market is defined as U.S. households having at least $500,000 of investable net worth, with the super affluent having at least $1 million. As a measure of the overall progress of LNC's branding campaign, the results of two full national awareness tracking surveys conducted by LNC in May and November of 2000 yielded statistically significant increases over the results of a prior year survey in overall company awareness. Importantly, as the affluence of the audience increased, LNC's awareness increased, indicating the progress of the branding campaign.

B. Description of Business Segments

1. Annuities

The Annuities segment, headquartered in Fort Wayne, Indiana, provides tax-deferred investment growth and lifetime income opportunities for its clients through the manufacture and sale of fixed and variable annuities. There are two lines of business within this segment, individual annuities and employer-sponsored markets. Both lines of business offer fixed annuity and variable annuity products.

The individual annuities line of business targets individuals to purchase non-qualified and qualified fixed and variable annuities as tax-deferred accumulation vehicles that can ultimately provide income flow for life in retirement. Annuities are attractive, because they provide tax-deferred growth in the underlying principal, thereby deferring the tax consequences of the growth in value until withdrawals are made from the accumulation values. In addition to favorable tax treatment, annuities are unique in that retirees can select a variety of payout alternatives to help provide an income flow during life. The individual annuities market is a growth market that has seen an increase in competition along with new product types and promotion.

The employer-sponsored line of business markets its fixed and variable annuities to public sector employees including school teachers and health care providers for use in retirement plans under Sections 403(b) and 457 of the Internal Revenue Code (the "Code") and also markets to private sector companies for use in retirement plans under Section 401(k) of the Code. The employer-sponsored market is a relatively mature market in which LNC's primary competitors are mutual fund companies. Of LNC's employer-sponsored market account values, 70% are made up of public sector accounts.

Products

In general, an annuity is a contract between an insurance company and an individual or group in which the insurance company, after receipt of one or more contributions, agrees to pay an amount of money either in one lump sum or on a periodic basis (i.e., annually, semi-annually, quarterly or monthly), beginning on a certain date and continuing for a period of time as specified in the contract. Such payments can begin the month after the deposit is received (referred to as an immediate annuity) or at a future date in time (referred to as a deferred annuity). This retirement vehicle helps protect an individual from outliving his money and it takes on two forms, a fixed annuity or a variable annuity.

Fixed Annuity: A fixed deferred annuity preserves the principal value of the contract while guaranteeing a minimum interest rate to be credited to the accumulation value. LNC offers both single and flexible premium fixed deferred annuities to the individual annuities market. Single premium fixed deferred annuities are contracts that allow only a single contribution to be made. Flexible premium fixed deferred annuities are contracts that allow multiple contributions on either a scheduled or non-scheduled basis. With fixed deferred annuities, the contractholder has the right to surrender the contract and receive the current accumulation value less any applicable surrender charge and, if applicable, market value adjustment. Fixed annuity contributions are invested in LNC's general account. LNC bears the investment risk for fixed annuity contracts. To protect itself from premature withdrawals, LNC imposes surrender charges. Surrender charges are typically applicable during the early years of the annuity contract, with a declining level of surrender charges over time. LNC expects to earn a spread between what it earns on the underlying general account investments supporting the fixed annuity product line and what it credits to its fixed annuity contractholders' accounts.

As a result of the strong performance of equity markets and the low interest rate environment experienced over the last several years, fixed annuities have generally been replaced by variable annuities as the annuity of choice for retirement planning. This trend may reverse itself if there is a sustained downturn in the stock market or inflation concerns cause interest rates to rise. LNC is currently marketing fixed annuities through financial institutions, and is developing a fixed Market Value Adjusted ("MVA") annuity for launch in 2001. The fixed MVA annuity is expected to be more competitive in a volatile interest rate environment. It has a feature that increases or decreases the cash surrender value of the annuity based on a decrease or increase in interest rates. Therefore, the contractholder would participate in gains when the contract is surrendered in a falling interest rate market, and LNC would be protected from losses when the contract is surrendered in a rising interest rate market.

Variable Annuity: A variable annuity provides the contractholder the ability to direct the investment of deposits into one or more sub-accounts offered by the product. The value of the contractholder's account varies with the performance of the underlying sub-account chosen by the contractholder. The underlying assets of the sub-accounts of the separate account are managed within a special insurance series of mutual funds. Because the contractholder's return is tied to the performance of the segregated assets underlying the variable annuity, the contractholder bears the investment risk associated with these investments. LNC charges the contractholder insurance and administrative fees based upon the value of the variable contract.

The separate account choices for LNC's variable annuities cover diverse asset classes with varying levels of risk and include both equity funds and fixed income funds. The Individual and Group Multi-Fund [REGISTERED TRADEMARK] Variable Annuity product line offers 27 fund choices from 12 well known advisors: Alliance Capital [REGISTERED TRADEMARK], American Funds Insurance Series[SERVICE MARK], Baron Capital Funds, Delaware Investments, Delaware Lincoln Investment Advisers, Deutsche Asset Management, Fidelity Investments [REGISTERED TRADEMARK], Goldman Sachs, Janus, Neuberger Berman Management Inc., Putnam Investments, Inc. and Vantage Investment Advisers. LNC's Lincoln ChoicePlus[SERVICE MARK] Variable Annuity, an individual multi-manager product line, has arguably the best fund line up with 36 offerings from AIM [REGISTERED TRADEMARK], Alliance Capital [REGISTERED TRADEMARK], American Funds Insurance Series [SERVICE MARK], Delaware Investments, Deutsche Asset Management, Fidelity Investments [REGISTERED TRADEMARK], Franklin [REGISTERED TRADEMARK] Templeton [REGISTERED TRADEMARK], Liberty Funds Distributor, Inc., Delaware Lincoln Investment Advisers, and MFS Investment Management [REGISTERED TRADEMARK]. LNC's American Legacy Variable Annuity, a premier single manager individual and group variable annuity product line, offers 11 mutual fund choices from American Funds Insurance Series[SERVICE MARK]. American Funds is the 3rd largest mutual fund company for 2000 based on assets under management. LNC's newest alliance with SEI, the number one provider of wrap accounts in America (Cerulli Associates), has yielded the SEI Individual Variable Annuity product line, which offers 11 SEI mutual funds as investment options. LNC's Alliance Program, which is for the employer-sponsored market, has over 2000 mutual fund choices plus a fixed account. This product is customized for each employer.

Most of LNC's variable annuity products also offer the choice of a fixed annuity option that provides for guaranteed interest credited to the account value. In addition, many of LNC's individual variable annuities feature minimum guaranteed death benefits. These minimum guaranteed death benefits include guaranteed return of premium, the highest account value attained on any policy anniversary through attained age 80 (i.e., high water mark), or a 5% annual step up of the account value depending on the specific terms of the contract.

LNC earns mortality assessments and expense assessments on variable annuity accounts to cover insurance and administrative charges. These expenses are deducted from the contractholder's account value. Some products feature decreasing fee schedules based on account value break points. The fees that LNC earns from these policies are classified as insurance fees on the income statement. In addition, for some contracts, LNC collects surrender charges when contractholders surrender their contracts during the early years of a contract. For other contracts, LNC collects surrender charges when contractholders surrender their contracts during a number of years subsequent to each deposit. LNC's individual variable annuity products have a maximum surrender period of ten years. The assets that support variable annuities are included in the assets held in separate accounts balance and the related liabilities for the current account values are included in the liabilities related to separate accounts balance.

LNC introduced more new variable annuity products in the year 2000 than it did in the last five years. LNC now offers through its various product lines, A-share, B-share, C-share and bonus variable annuities (both C-share and bonus variable annuities were first offered in all states except New York in the third quarter of 2000 and C-share annuities were available in New York for the Lincoln Choice Plus and American Legacy product lines in the first quarter of 2001). The differences in A, B and C-shares relate to the sales charge and fee structure associated with the contract. An A-share has a front-end sales charge. A B-share has a contingent deferred sales charge that is only paid if the account is surrendered or withdrawals are in excess of contractual free withdrawals within the contract's specified surrender charge period. A C-share has no front-end sales charge or back-end surrender charge.

A bonus annuity is a variable annuity contract which offers a bonus credit to a contract based on a specified percentage (typically ranging from 2% to 5%) of each deposit. The SEC is examining bonus products of some companies, due to concerns with whether the bonus product has been properly designed and sold with the contractholders' interests in mind. The SEC is concerned that the higher expenses and extended surrender charge periods that are often associated with bonus annuities may not be adequately understood by contractholders. In developing bonus annuity products for its Lincoln ChoicePlus and American Legacy variable annuities, LNC has attempted to address these concerns, while at the same time designing products that are competitive in the marketplace.

Distribution

Fixed annuity products as well as the Lincoln ChoicePlus Variable Annuity product line are distributed by LFD and LFA. LFA also distributes the Multi-Fund(registered trademark) Variable Annuity product line and Alliance Program. Two other manufactured variable annuity product lines, the American Legacy Variable Annuity and SEI Variable Annuity, are distributed by American Funds Distributors and SEI, respectively.

Market Position

Capitalizing on a broad product portfolio and a strong and diverse distribution network, LNC is a leader in both the individual and employer-sponsored annuity markets. According to Variable Annuity and Research Data Service ("VARDS"), LNC ranks 3rd in assets as of December 31, 2000 and 14th in variable annuity sales for the year ended December 31, 2000 in the United States.

LNC was an early entrant into the fixed and variable annuity business and as such has a mature book of business with many contracts that are out of the surrender charge period. As a result, over the last few years, LNC, as well as other seasoned industry participants, have been vulnerable to what are referred to as Section 1035 exchanges, named after the Internal Revenue Code Section that governs these exchanges. In 1035 exchanges, contractholders surrender their LNC annuity and make a non-taxable transfer to another insurance company's non-qualified annuity. As noted above, in 2000, LNC has addressed the increase in 1035 exchanges, in part, by introducing more quality variable annuity products in 2000 than it did in the last five years. In addition to these product enhancements and additions, LNC has implemented a variety of retention initiatives aimed at reducing contract lapses.

Approximately 1,520 employees are involved in this business segment.

2. Life Insurance

The Life Insurance business segment, headquartered in Hartford, Connecticut, with additional operations in Schaumburg, Illinois (First
Penn), focuses on the creation and protection of wealth for its clients through the manufacture and sale of life insurance products. The Hartford operation offers both single and survivorship versions of universal life ("UL"), variable universal life ("VUL"), and interest-sensitive whole life ("ISWL"), as well as corporate owned life insurance ("COLI") and term insurance. This operation targets the affluent market, defined as households with at least $500,000 of investable net worth. Two key measures of the effectiveness of meeting the needs of this market include average face amount of policies sold, which was in excess of $1 million for 2000, and average premiums paid per policy sold, which exceeded $20,000 for 2000. Both measures were far above industry averages and place LNC among the top in the industry.

Additional offerings through its First Penn operations include term life, linked-benefit life, and universal life insurance and deferred fixed annuity products. Since its entry into the term insurance market in 1995, First Penn has emerged as a recognized leader in service and product development. First Penn is also a leader in the linked benefit product category. The linked-benefit product is a universal life insurance policy linked with an accelerated benefits rider that provides a benefit for long-term care needs.

LNC has become an industry leader in the development of competitive, innovative products designed specifically for the affluent market delivered with leading edge speed. An example of LNC's ability to quickly meet the needs of the customer through its new product launches include the success of a new version of its Survivorship VUL product introduced in May, which doubled sales levels over the prior year.

In 2000, LNC was ranked 8th in the U.S. Life Insurance Industry as measured by new annualized premiums for the year (Life Insurance Marketing Resource Association). LNC's current market leadership position is a result of the breadth and quality of its product portfolio along with its commitment to exceptional customer service, its extensive distribution network and the growth opportunity offered by its target market, the affluent.

Products

The Life Insurance segment's book of business includes interest/market-sensitive products (UL, VUL, ISWL, COLI) and traditional life products (FPP term and mostly closed blocks of whole life and term products). Profitability is driven by mortality margins (defined below), investment margins (spreads/fees), expenses and surrender fees.

Mortality margins represent the difference between amounts charged the customer to cover the mortality risk and the death benefits paid. Mortality charges are either specifically deducted from the contractholder's fund (i.e. cost of insurance assessments or "COIs") or imbedded in the premiums charged to the customer. In either case, these amounts are a function of the rates priced into the product and level of insurance in-force (less reserves previously set aside to fund benefits). Insurance in-force, in turn, is driven by sales, persistency and mortality experience.

Another important source of earnings from life insurance contracts is investment margins, described below under Fixed Life Insurance. Similar to the annuity product classifications described above, life products can be classified as "fixed" and "variable" contracts. This classification describes whether the policyholder or LNC bears the investment risk of the assets supporting the policy. This also determines the manner in which LNC earns profits from these products, either as investment spreads for fixed products or as fees charged for variable products.

Fixed Life Insurance (primarily UL and ISWL): Premiums and deposits received on fixed products are invested in LNC's general account investment portfolio, so LNC bears the risk on investment performance. LNC manages investment margins, (i.e. the difference between the rate the portfolio earns compared to the rate that is credited to the customer) by seeking to maximize current yields, in line with asset/liability and risk management targets, while crediting a competitive rate to the customer. Crediting rates are typically subject to guaranteed minimums specified in the underlying life insurance contract.

Variable Universal Life Insurance (VUL): Deposits received on VUL products are invested in separate accounts which offer several investment options for the customer's selection. The investment choices are the same, in most cases, as the investment choices offered in LNC's variable annuity contracts. In addition, VUL products offer a fixed account option which is managed by LNC. Investment risk is borne by the customer on all but the fixed account option. LNC charges fees for mortality costs and administrative expenses, as well as investment management fees.

Corporate Owned Life Insurance ("COLI"): COLI is typically purchased by companies to provide life insurance benefits upon the death of certain key employees and to fund non-qualified benefit plans. LNC's COLI product line has been completely revamped over the last two years and now includes UL and leading edge VUL products.

Term Life Insurance: Term life insurance provides a death benefit without a cash accumulation balance. Policy premiums are generally paid annually. There was a surge in term life policies written by First Penn prior to January 1, 2000, the date on which the Valuation of Life Insurance Model Regulation ("Regulation XXX") became effective. Regulation XXX requires companies to carry increased reserves related to certain term life policies sold on or after January 1, 2000 resulting in an increase in premium to the policyholder.

Distribution

Distribution of the Life Insurance segment's products occurs through the internally owned wholesaling arm, LFD, as well as the internally owned retail sales arm, LFA. Both channels have an industry-wide reputation of being highly skilled in the development of financial and estate planning solutions for the affluent market.

Approximately 1,040 employees are involved in this business segment.

3. Reinsurance

Lincoln Re, headquartered in Fort Wayne, Indiana, was the top life reinsurer in the United States in 1999 as measured by total in-force (1999 SOA/Munich Re Survey). Lincoln Re manages a diversified portfolio of risks in individual and group life, employer stop-loss, financial and international reinsurance markets. Providing customized solutions has been key to this segment's success, leveraging its expertise in risk management, knowledge management, capital management and the capabilities of alliance partners. The primary companies within this business segment are Lincoln National Reassurance Company ("LNRAC"), Lincoln National Health & Casualty Insurance Company ("LNH&C"), LNL, Lincoln National Reinsurance Company Ltd (Bermuda), Old Fort Insurance Company Ltd (Bermuda) and Lincoln National Reinsurance Company (Barbados).

LNRAC and LNL offer reinsurance programs for individual life, group life, group medical and annuity products to U.S. and international clients. LNH&C offers group medical products and services on both a direct and reinsurance basis. The insurance companies in Bermuda and Barbados offer specialized reinsurance programs for life, health and annuity business. They also offer funded cover programs to property-casualty carriers in the U.S. and select international markets.

Lincoln Re maintains offices in a number of U.S. cities and has offices in Toronto, Brussels, Buenos Aires, Mexico City, Manila, and Tokyo. In addition, Lincoln Re maintains representative offices in China (Beijing, Shanghai and Guangzhou) and, in 1998, signed a letter of intent with Ping An, the largest private insurance company in the People's Republic of China with a national charter, to work towards creating a joint venture that will sell reinsurance products and services.

Lincoln Re uses a knowledge-based approach to reinsurance that distinguishes it as a leader in an increasingly competitive marketplace. Systems developed by Lincoln Re are used throughout the insurance industry. This approach to deploying Lincoln Re's intellectual capital promotes customer retention and the development of new customer relationships globally.

Foremost among Lincoln Re's proprietary systems is its patented Life Underwriting System, a state-of- the-art risk management technology. Direct life insurance companies who license the system represent a significant portion of the total life insurance sold in the U.S. In 1998, Lincoln Re was granted a second patent to protect its Lincoln Mortality System[TM] and other automated decision-making systems. Other proprietary systems assist health insurers, claims processors and agents. Datalliance[TM], is an electronic data interchange that can link agents, insurers, information sources, medical labs and reinsurers.

Other companies in this business segment include various general business corporations that support the segment's sales, service and administration efforts.

Approximately 910 employees are involved in this business segment.

4. Investment Management

The Investment Management segment, which is headquartered in Philadelphia, Pennsylvania with offices in Fort Wayne, London, Denver, Boston, New York, and Minneapolis, provides investment products and services to both individual and institutional investors. The primary companies within this business segment include Lincoln National Investments, Inc. ("LNI"), Lincoln National Investment Companies, Inc. ("LNIC"), Delaware Management Holdings, Inc. ("Delaware") and until December 31, 2000, Lincoln Investment Management. Subsequent to December 31, 2000, the investment management operations of Lincoln Investment Management were combined into Delaware. During the first quarter of 2000, all remaining operations of Lynch & Mayer, Inc. were merged with Delaware, and Lynch & Mayer, Inc. was dissolved. During the second quarter of 2000, the structured products group and back office operations of Vantage Global Advisors, Inc. were combined with Delaware. LNI and
LNIC are intermediate level holding companies that own the operating companies within this segment. The operating subsidiaries within Delaware offer a broad line of mutual funds, retirement plan services and other investment products including wrap accounts to their retail investors and also offer investment advisory services to their institutional investors which include pension funds, foundations, endowment funds and trusts.
These companies serve as investment advisor to 279 institutional accounts; act as investment manager and/or shareholder services agent for 91 open-end funds; and serve as investment manager for 10 closed-end funds. The Investment Management segment also provides investment advisory services for LNC's corporate portfolios.

In 1999, the Investment Management segment was reorganized as follows:
1) LNC's internal investment advisor, Lincoln Investment Management, was moved from Other Operations to this segment and 2) Lincoln Life's 401(k) business was moved from the former Life Insurance and Annuities segment to this segment.

Products

The Investment Management segment provides an array of products for a range of investors. Products include domestic and international equity and fixed-income retail mutual funds, separate accounts, institutional mutual funds, separate account wrap products, and retirement plans and services as well as administration services for these products.

For the individual investor, Delaware offers various products including mutual funds and separate account wrap products. Delaware also provides investment management and account administration services for variable annuity products. Delaware offers alternative pricing schemes for mutual funds including traditional front-end load funds, back-end load funds, and level-load funds. Variable annuity products provide the contractholder the ability to direct the investment of deposits into one or more funds offered by the product. The Institutional Class shares of the mutual funds are also available to institutional clients and retirement plan participants (such as defined contribution plans). Delaware also provides investment services to high net worth and small institutional investor markets through separate account wrap products. A separate account wrap product is provided to individual investors through relationships with broker-dealer sponsored programs.

Delaware offers various retirement plans and services, including 401(k) plans. A 401(k) plan allows employees to divert a portion of their salary to a company-sponsored tax-sheltered account, thus deferring taxes until retirement. These plans offer several investing options such as equity and fixed income products.

Delaware provides a broad range of institutional investment advisory services to corporate and public retirement plans, endowments and foundations, nuclear decommissioning trusts, socially responsible investors, sub-advisory clients and Taft-Hartley plans, among others. Most clients utilize individually managed separate accounts, which means clients have the opportunity to customize the management of their portfolio by including or excluding certain types of securities, sectors or segments within a given asset class. Because of their individually managed nature, these separate accounts are best suited for larger investment mandates. Currently, Delaware's minimum account size is typically $10 million for U.S. investments and $100 million for non-U.S. investments.

The portfolios of the Delaware Pooled Trust products are no-load mutual funds designed for the institutional investor and high net worth individual. Delaware Pooled Trusts, includes registered SEC mutual funds managed in styles that are similar to separate account offerings and best suited for medium-sized institutional investment mandates. Delaware's minimum account size for these vehicles is typically $1 million.

Market Position

Diversity of investment styles, as well as diversity of clients served, are prudent ways to diversify risk in varying market environments. Delaware, historically known primarily for a conservative, "value" equity investment style, has now evolved into an investment manager with strong and diversified offerings across multiple asset classes including value and growth equity investment styles; high-grade, high-yield and municipal fixed-income investment styles; balanced and quantitative investment styles; and the international and global equity and fixed income investment styles. LNC has initiated various actions focused on improving investment performance across all of these asset classes which should ultimately attract and retain assets under management. Actions include hiring a new chief executive officer for the Investment Management segment with substantial industry experience, overhauling the investment process in the large cap value investment management area, recruiting a team of 20 new fixed-income investment professionals, creating a separate portfolio management group for the retail area, adding in-house research resources across all asset classes and enhancing sub-advisory relationships. Tangible results of these initiatives began to develop in the year 2000 as investment performance improved relative to benchmarks in many retail and institutional asset classes.

Distribution

The businesses in the Investment Management segment deliver their broad range of products through multiple distribution channels, enabling them to reach an expanding community of retail and institutional investors. Delaware distributes retail mutual funds, wrap products and retirement products through the LFD distribution network, LFA, and Delaware's direct retirements sales force. Institutional products are marketed primarily by Delaware's institutional marketing group working through pension consultants. These products are also offered to defined benefit and defined contribution plan sponsors, endowments, foundations and insurance companies.

Approximately 1,450 employees are involved in this business segment.

5. Lincoln UK

Lincoln UK is headquartered in Gloucester, England, and is licensed to do business throughout the United Kingdom ("UK"). Although Lincoln UK transferred its sales force to Inter-Alliance Group PLC in the third quarter of 2000, it continues to manage, administer and accept new deposits on its current block of business and, as required by UK regulation, accept new business for certain products. Lincoln UK's product portfolio principally consists of unit-linked life and pension products, which are similar to U.S. produced variable life and annuity products.

Approximately 1,000 employees are involved in this business segment. Prior to the transfer of the sales force to Inter-Alliance Group PLC and the consolidation of the Uxbridge home office with the Barnwood home office, there were approximately 1,480 employees involved in this business segment. Once the closure of the Uxbridge home office is complete in 2001, it is estimated that there will be approximately 820 employees.

C. Other Matters

1. Regulatory

LNC's Annuities, Life Insurance, Lincoln UK and Reinsurance business segments, in common with those of other insurance companies, are subject to regulation and supervision by the states, territories and countries in which they are licensed to do business. The laws of these jurisdictions generally establish supervisory agencies with broad administrative powers relative to granting and revoking licenses to transact business, regulating trade practices, licensing agents, prescribing and approving policy forms, regulating premium rates for some lines of business, establishing reserve requirements, regulating competitive matters, prescribing the form and content of financial statements and reports, regulating the type and amount of investments permitted and prescribing minimum levels of capital. The ability to continue an insurance business is dependent upon the maintenance of the licenses in the various jurisdictions.

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

2. Miscellaneous

LNC's insurance subsidiaries protect themselves against losses greater than the amount they are willing to retain on any one risk or event by purchasing reinsurance from unaffiliated insurance companies (see Note 7 to the consolidated financial statements as set forth in LNC's 2000 Annual Report to shareholders which is incorporated by reference to Item 8 of this Form 10-K).

All businesses LNC is involved in are highly competitive due to the market structure and the large number of competitors. At the end of 1999, the latest year for which data is available, there were approximately 1,500 life insurance companies in the United States. As noted previously, Lincoln Life is the 9th largest stockholder-owned life insurance company in the United States based on revenues (1999 Fortune Ranking of Largest Life Insurance Companies by Revenues, April 2000). LNC's investment management companies were the 44th largest U.S. investment management group at the end of 1999 (1999 Institutional Investor 300 Money Managers, July 2000). Also, many of the products offered by LNC's operating companies are similar to products offered by non-insurance financial services companies, such as banks. The Financial Services Modernization Act was passed in November 1999 and repealed the Glass-Steagall Act of 1933 and expands the Bank Holding Company Act of 1956. This act allows, among other things, cross-ownership by banks, securities firms and insurance companies. In 2000, there were some cross-ownership activities in the financial services industry, however, there was minimal impact on LNC's operations.

Because of the nature of the insurance and investment management businesses, there is no single customer or group of customers upon whom the business is dependent. Although LNC does not have any significant concentration of customers, LNC's Annuities segment has a long-standing distribution relationship with American Funds Distributors that is significant to this segment. In 2000, the American Legacy Variable Annuity sold through American Funds Distributors accounted for about 44% of LNC's total gross annuity deposits. The relationship with American Funds Distributors is highly valued by LNC. Both LNC and American Funds Distributors are continuously seeking ways to increase sales and retain the existing business.

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

LNC does not have a separate unit that conducts market research. Research activities related to new products or services, or the improvement of existing products or services, are conducted within the business segments. Expenses related to such activities are not material. Also, sales are not dependent upon select geographic areas. LNC has foreign operations that are significant in relationship to the consolidated group (see Note 9 to the consolidated financial statements as set forth in LNC's 2000 Annual Report to Shareholders which is incorporated by reference to Item 8 of this Form 10-K).

Item 2. Properties
-------

LNC and the various operating businesses own or lease approximately 4.3 million square feet of office space. The governance group for LNC and the Investment Management segment lease 0.6 million square feet of office space in Philadelphia, Pennsylvania. The operating units in the Fort Wayne, Indiana area own or lease 1.6 million square feet. Also, businesses operating in suburban Chicago, Illinois; Hartford, Connecticut and the United Kingdom own or lease another 1.0 million square feet of office space. An additional 1.1 million square feet of office space is owned or leased in other U.S. cities and foreign countries for branch offices and other operations. As shown in the notes to the consolidated financial statements (see Note 7 to the consolidated financial statements as set forth in LNC's 2000 Annual Report to Shareholders which is incorporated by reference to Item 8 of this Form 10-K), the rental expense on operating leases for office space and equipment for continuing operations totaled $88.4 million for 2000. Office space rent expense accounts for $68.7 million of this total. This discussion regarding properties does not include information on investment properties.

Item 3. Legal Proceedings
-------

LNC and its subsidiaries are involved in various pending or threatened legal proceedings, including purported class actions, arising from the conduct of business. In some instances, these proceedings include claims for unspecified or substantial punitive damages and similar types of relief in addition to amounts for alleged contractual liability or requests for equitable relief. After consultation with legal counsel and a review of available facts, it is management's opinion that these proceedings ultimately will be resolved without materially affecting the consolidated financial position of LNC.

Item 4. Submission of Matters to a Vote of Security Holders
-------

During the fourth quarter of 2000, no matters were submitted to security holders for a vote.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder ------- Matters

Information required by this item is set forth on page 121 of LNC's 2000 Annual Report to Shareholders and is incorporated herein by reference.

Item 6. Selected Financial Data
-------

Information required by this item is set forth on page 33 of LNC's 2000 Annual Report to Shareholders and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis
-------

Information required by this is set forth on pages 36 through 62 of LNC's 2000 Annual Report to Shareholders and is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
--------

Information required by this item is set forth on pages 62 through 69 of LNC's 2000 Annual Report to Shareholders and is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data
-------

Information required by this item is set forth on page 33, pages 70 through 114 and page 116 of LNC's 2000 Annual Report to Shareholders and is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and ------- Financial Disclosures

There have been no disagreements with LNC's independent auditors which are reportable pursuant to Item 304 of Regulation S-K.

PART III

Item 10. Directors and Executive Officers of the Registrant
--------

Information for this item relating to directors of LNC is incorporated by reference to the sections captioned "NOMINEES FOR DIRECTOR", "DIRECTORS CONTINUING IN OFFICE" and "COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES AND EXCHANGE ACT OF 1934", of LNC's Proxy Statement for the Annual Meeting scheduled for May 10, 2001.

Executive Officers of the Registrant as of March 1, 2001 were as follows:


Name                    Age**   Position with LNC and Business Experience During the Past Five Years
----------------------------------------------------------------------------------------------------
Jon A. Boscia            49     President, Chief Executive Officer and Director, LNC (since 1998).
                                Chief Executive Officer, LNL* (1996-1998). President,
                                Chief Operating Officer, LNL* (1994-1996).

George E. Davis          58     Senior Vice President, LNC (since 1993).

John H. Gotta            51     Chief Executive Officer - Life Insurance, LNL* (since 1999).
                                Senior Vice President, LNL* (1998-1999).

Charles E. Haldeman      52     President, Chief Executive Officer and Director, LNIC and President
                                and Chief Executive Officer, Delaware (since 2000).

Jack D. Hunter           64     Executive Vice President, LNC (since 1986). General Counsel
                                (since 1971).
Barbara S. Kowalczyk     50     Senior Vice President, LNC (since 1994).

Lawrence T. Rowland      49     President and Chief Executive Officer, LNRAC and other Lincoln Re affiliates* (since 1996). Senior Vice President, LNRAC (1995-1996).

Lorry J. Stensrud        52     Executive Vice President and Chief Executive Officer - Annuities,
                                LNL* (since 2000).

Michael Tallett-Williams 47     Managing Director, Lincoln National (UK)* (since 2000).
                                Finance Director, Lincoln National (UK)* (1995-2000).

Casey J. Trumble         47     Senior Vice President and Chief Accounting Officer, LNC (since 1998).
                                Vice President, LNC (1994-1998).

Richard C. Vaughan       51     Executive Vice President (since 1995) and Chief Financial Officer,
                                LNC (since 1992).

*  Denotes a subsidiary of LNC.

** Age shown is based on nearest birthdate to March 1, 2001.


There is no family relationship between any of the foregoing executive officers, all of whom are elected annually.

Item 11. Executive Compensation
--------

Information for this item is incorporated by reference to the section captioned "EXECUTIVE COMPENSATION" of LNC's Proxy Statement for the Annual Meeting scheduled for May 10, 2001.

Item 12. Security Ownership of Certain Beneficial Owners and Management
--------

Information for this item is incorporated by reference to the sections captioned "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS" and
"SECURITY OWNERSHIP OF DIRECTORS, NOMINEES AND EXECUTIVE OFFICERS" of LNC's Proxy Statement for the Annual Meeting scheduled for May 10, 2001.

Item 13. Certain Relationships and Related Transactions
--------

Information for this item is incorporated by reference to the section captioned "TERMINATION OF EMPLOYMENT ARRANGEMENT" of LNC's Proxy
Statement for the Annual Meeting scheduled for May 10, 2001.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
--------

Item 14(a)(1) Financial Statements
-------------

The following consolidated financial statements of Lincoln National Corporation are included in LNC's 2000 Annual Report to Shareholders and are incorporated by reference to Item 8 of this Form 10-K:

   Consolidated Balance Sheets - December 31, 2000 and 1999

   Consolidated Statements of Income - Years ended December 31, 2000, 1999 and 1998

   Consolidated Statements of Shareholders' Equity - Years ended
   December 31, 2000, 1999 and 1998

   Consolidated Statements of Cash Flows - Years ended December 31, 2000, 1999 and 1998

   Notes to Consolidated Financial Statements

   Report of Ernst & Young LLP, Independent Auditors

Item 14(a)(2) Financial Statement Schedules
-------------

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

Item 14(a)(3) Listing of Exhibits
-------------

The following exhibits of Lincoln National Corporation are included in
Item 14 - (Note: The numbers preceding the exhibits correspond to the specific numbers within Item 601 of Regulation S-K.):

3(a) The Articles of Incorporation of LNC as last amended effective May 12, 1994 is incorporated by reference to Exhibit 3(a) of LNC's Form 10-K for the year ended December 31, 1998, filed with the Commission on March 11, 1999.

3(b) The Bylaws of LNC as last amended January 13, 2000 is incorporated by reference to Exhibit 3(b) of LNC's Form 10-K for the year ended December 31, 2000, filed with the Commission on March 11, 2000.

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

4(f) Form of Note is incorporated by reference to Exhibit 4(d) to LNC's Registration Statement on Form S-3/A (Commission File No. 33-55379), filed with the Commission on September 15, 1994.

4(g)   Form of Zero Coupon Security is incorporated by reference to
       Exhibit 4(d) to LNC's Registration Statement on Form S-3/A
       (Commission File No. 33-55379), filed with the Commission on September 15, 1994.

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

10(k)* First Amendment to Lincoln National Corporation Executives' Excess
       Compensation Benefit Plan effective December 22, 1999 is incorporated by reference to Exhibit 10(k) of LNC's Form 10-K for the year ended December 31, 2000, filed with the Commission on March 11, 2000.

10(l)* Lincoln National Corporation 1997 Incentive Compensation Plan as last amended effective May 13, 1999 is incorporated by reference to
       Exhibit 10(a) of LNC's Form 10-Q for the quarter ended June 30, 1999, filed with the Commission on August 4, 1999.

10(m)* Descriptions of compensation arrangements with Executive Officers
       - Agreement, Waiver and General Release - Gabriel L. Shaheen dated December 15, 1999 is incorporated by reference to Exhibit 10(m) of LNC's Form 10-K for the year ended December 31, 2000, filed with the Commission on March 11, 2000.

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

10(p) Form of Lease and Agreement dated March 1, 1999, with respect to LNC's Corporate Office located at Centre Square West, 1500 Market Street, Suite 3900, Philadelphia, Pennsylvania is incorporated by reference to Exhibit 10(p) of LNC's Form 10-K for the year ended December 31, 2000, filed with the Commission on March 11, 2000.

10(q) Agreement of Lease dated February 17, 1998, with respect to Lincoln Life's life products headquarters located at 350 Church Street, Hartford, Connecticut is incorporated by reference to
       Exhibit 10(q) of LNC's Form 10-K for the year ended December 31, 1997, filed with the Commission on March 18, 1998.

10(r) Lease and Agreement dated December 10, 1999 with respect to Delaware Management Holdings, Inc. for Home Office property located at One Commerce Square, Philadelphia, Pennsylvania is incorporated by reference to Exhibit 10(r) of LNC's Form 10-K for the year ended December 31, 2000, filed with the Commission on March 11, 2000.

10(s) Sublease and Agreement dated December 10, 1999 by and between Delaware Management Holdings, Inc. and New York Central Lines LLC for property located at Two Commerce Square, Philadelphia, Pennsylvania is incorporated by reference to Exhibit 10(s) of LNC's Form 10-K for the year ended December 31, 2000, filed with the Commission on March 11, 2000.

10(t) Consent to Sublease dated December 10, 1999 with respect to Delaware Management Holdings, Inc. for property located at Two Commerce Square and Philadelphia Plaza Phase II, Philadelphia, Pennsylvania is incorporated by reference to Exhibit 10(t) of LNC's Form 10-K for the year ended December 31, 2000, filed with the Commission on March 11, 2000.

       * This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14 of this report.

12    Historical Ratio of Earnings to Fixed Charges.

13 Portions of LNC's Annual Report to Shareholders that are expressly incorporated by reference in this Form 10-K. Other sections of the Annual Report furnished for the information of the Commission are not deemed "filed" as part of this Form 10-K.

21    List of Subsidiaries of LNC.

23    Consent of Ernst & Young LLP, Independent Auditors.

27    Financial Data Schedule.

Item 14(b)
----------

Financial Report for the quarter ended September 30, 2000, as filed with the Securities and Exchange Commission on Form 8-K on October 25, 2000. Financial Report for the quarter ended September 30, 2000, as filed with the Securities and Exchange Commission on Form 8-K on November 6, 2000.

Item 14(c)
----------

The exhibits of Lincoln National Corporation are listed in Item 14(a)(3) above.

Item 14(d)
----------

The financial statement schedules for Lincoln National Corporation follow on pages 19 through 26.

                                    LINCOLN NATIONAL CORPORATION

                    SCHEDULE I - SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN
                                           RELATED PARTIES

December 31                                 (000s omitted)
-------------------------------------------------------------------------------------------------------------
Column A                                                   Column B              Column C            Column D
--------                                                   --------              --------            --------
                                                                                                        Amount
                                                                                                       at Which
                                                                                                   Shown in the
Type of Investment                                             Cost                 Value         Balance Sheet
------------------------                                       ----                 -----         -------------
Fixed maturity securities available-for-sale:

Bonds:
United States government and government
agencies and authorities                                 $  479,899            $  542,886            $  542,886
States, municipalities and political subdivisions            14,607                14,571                14,571
Asset/Mortgage-backed securities                          4,087,343             4,160,362             4,160,362
Foreign governments                                       1,263,913             1,321,082             1,321,082
Public utilities                                          2,643,824             2,647,127             2,647,127
Convertibles and bonds with warrants attached                17,752                17,243                17,243
All other corporate bonds                                18,707,986            18,585,309            18,585,309
Redeemable preferred stocks                                 161,741               161,193               161,193
                                                   ----------------      ----------------      ----------------
Total                                                    27,377,065            27,449,773            27,449,773

Equity securities available-for-sale:

Common stocks:
Public Utilities                                              2,280                 2,703                 2,703
Banks, trusts and insurance companies                        22,075                26,127                26,127
Industrial, miscellaneous and all other                     321,204               407,802               407,802
Nonredeemable preferred stocks                              117,254               113,077               113,077
                                                   ----------------      ----------------      ----------------
Total Equity Securities                                     462,813               549,709               549,709

Mortgage loans on Real Estate:                            4,667,903                                   4,662,983(1)

Real Estate:
Investment properties                                       276,726                                     276,726
Acquired in satisfaction of debt                              5,288                                       5,288

Policy Loans                                              1,960,899                                   1,960,899

Other investments                                           463,270                                     463,270
                                                   ----------------                            ----------------
Total Investments                                       $35,213,964                                 $35,368,648


(1) Investments deemed to have declines in value that are other than temporary are written down or reserved for to reduce the carrying value to their estimated realizable value.

                                          LINCOLN NATIONAL CORPORATION

                         SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                                 BALANCE SHEETS

                               Lincoln National Corporation (Parent Company Only)

December 31                                   (000's omitted)                      2000                  1999
-------------------------------------------------------------------------------------------------------------
Assets:
Investments in subsidiaries *                                                $5,198,438            $5,062,686
Investments                                                                      81,175               134,444
Investment in unconsolidated affiliate                                               --                25,824
Cash and invested cash **                                                       342,945               349,477
Property and equipment                                                            2,696                 2,928
Accrued investment income                                                           649                 1,020
Receivable from subsidiaries *                                                  197,500               223,000
Dividends receivable from subsidiaries                                               --                20,500
Loans to subsidiaries *                                                       1,489,413             1,405,533
Goodwill                                                                             --                62,447
Federal income taxes recoverable                                                 61,925                82,311
Other assets                                                                     64,155                77,732
                                                                         --------------         -------------
Total Assets                                                                 $7,438,896            $7,447,902

Liabilities and Shareholders' Equity

Liabilities:
Cash collateral on loaned securities                                           $148,421              $186,447
Dividends payable                                                                57,914                56,157
Short-term debt                                                                 150,000               272,451
Long-term debt                                                                  712,207               711,939
Loans from subsidiaries *                                                     1,265,778             1,318,867
Accrued expenses and other liabilities                                          153,889               160,814
                                                                         --------------         -------------
Total Liabilities                                                             2,488,209             2,706,675

Shareholders' Equity
Series A preferred stock                                                            857                   948
Common stock                                                                  1,003,651             1,007,099
Retained earnings                                                             3,915,598             3,691,470
Foreign currency translation adjustment                                          21,930                30,049
Net unrealized gain on securities available-for-sale
[excluding unrealized gain (loss) of subsidiaries: 2000 - $3,397;
1999 - $(477,359)]                                                                8,651                11,661
                                                                         --------------         -------------
Total Shareholders' Equity                                                    4,950,687             4,741,227
                                                                         --------------         -------------
Total Liabilities and Shareholders' Equity                                   $7,438,896            $7,447,902

* Eliminated in consolidation.

** Includes short-term funds invested on behalf of LNC's subsidiaries.


These condensed financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes of LNC on pages 70 through 114 of LNC's 2000 Annual Report to Shareholders which are incorporated by reference to Item 8 of this Form 10-K.


                                        LINCOLN NATIONAL CORPORATION

                      SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

                                            STATEMENTS OF INCOME

                              Lincoln National Corporation (Parent Company Only)

Year Ended December 31        (000s omitted)                 2000                  1999                  1998
-------------------------------------------------------------------------------------------------------------
Revenue:
Dividends from subsidiaries*                             $490,318              $584,226              $268,454
Interest from subsidiaries*                                90,988                80,395                44,068
Equity in earnings of unconsolidated affiliate                 --                 3,807                 1,636
Net investment income                                      38,715                28,689                48,597
Realized gain (loss) on investments                        20,898                13,311                 1,001
Other                                                      11,312                 5,760                 2,202
                                                     ------------          ------------      ----------------
Total Revenue                                             652,231               716,188               365,958

Expenses:

Operating and administrative                                7,743                15,090                41,922
Interest-subsidiaries*                                     31,804                23,820                32,251
Interest-other                                            130,817               117,941               106,059
                                                     ------------          ------------      ----------------
Total Expenses                                            170,364               156,851               180,232
                                                     ------------          ------------      ----------------
Income before Federal Income Tax Benefit,
Equity in Income of Subsidiaries, Less Dividends          481,867               559,337               185,726

Federal income tax benefit                                 19,853                16,899                28,891
                                                     ------------          ------------      ----------------
Income Before Equity in Income of Subsidiaries,
Less Dividends                                            501,720               576,236               214,617

Equity in income of subsidiaries,
less dividends                                            119,673              (115,882)              295,158
                                                     ------------          ------------      ----------------
Net Income                                               $621,393              $460,354              $509,775



* Eliminated in consolidation.

These condensed financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes of LNC on pages 70 through 114 of LNC's 2000 Annual Report to Shareholders which are incorporated by reference to Item 8 of this Form 10-K.


                                     LINCOLN NATIONAL CORPORATION

                 SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

                                       STATEMENTS OF CASH FLOWS

                           Lincoln National Corporation (Parent Company Only)

Year Ended December 31        (000s omitted)                2000                  1999                  1998
-------------------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities:
Net Income                                              $621,393              $460,354              $509,775

Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Equity in income of subsidiaries less than
(greater than) distributions*                           (115,173)              103,060              (288,784)
Equity in undistributed earnings of
unconsolidated affiliates                                     --                (3,807)               (1,636)
Realized (gain) loss on investments                      (20,898)               13,311                (1,001)
Other                                                    (27,420)               (3,381)              (66,445)
                                                    ------------         -------------         -------------
Net Adjustments                                         (163,491)              109,183              (357,866)
                                                    ------------         -------------         -------------
Net Cash Provided by Operating Activities                457,902               569,537               151,909

Cash Flows from Investing Activities:
Net sales (purchases) of investments                      69,442              (113,449)              188,938
Cash collateral on loaned securities                     148,421               135,822               (73,063)
Increase in investment in subsidiaries*                  (20,364)              (75,242)             (159,458)
Sale of (investment in) unconsolidated affiliate           3,517                (7,013)                   --
Sale of discontinued operations                               --                    --              (124,151)
Net (purchase) sale of property and equipment                225                 1,620                  (256)
Other                                                    (31,814)              (88,714)              (36,831)
                                                    ------------         -------------         -------------
Net Cash Provided by (Used in)
Investing Activities                                     169,427              (146,976)             (204,821)

Cash Flows from Financing Activities:
Decrease in long-term debt (includes payments and
transfers to short-term debt)                                 --                    --               (99,737)
Issuance of long-term debt                                    --                    --               299,198
Net increase (decrease) in short-term debt              (122,451)              122,495                67,189
Increase in loans from subsidiaries*                     (53,089)               27,153               251,283
Decrease (increase) in loans to subsidiaries*            (83,880)             (100,505)           (1,272,729)
Decrease (increase) in receivables from subsidiaries      25,500               (69,700)              280,280
Common stock issued for benefit plans                     32,741                48,015                48,747
Retirement of Common Stock                              (210,021)             (377,719)              (46,871)
Dividends paid to shareholders                          (222,661)             (218,435)             (209,016)
                                                    ------------         -------------         -------------

Net Cash Used in Financing Activities                   (633,861)             (568,696)             (681,656)
                                                    ------------         -------------         -------------

Net Decrease in Cash                                      (6,532)             (146,135)             (734,568)

Cash and Invested Cash at Beginning of the Year          349,477               495,612             1,230,180
                                                    ------------         -------------         -------------
Cash and Invested Cash at End-of-Year                   $342,945              $349,477              $495,612


* Eliminated in consolidation.

These condensed financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes of LNC on pages 70 through 114 of LNC's 2000 Annual Report to Shareholders which are incorporated by reference to Item 8 of this Form 10-K.



                                                       LINCOLN NATIONAL CORPORATION

                                            SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION

Column A                               Column B            Column C            Column D            Column E            Column F
--------                           ------------        ------------      --------------        ------------      --------------
                                                          Insurance                            Other Policy
                                       Deferred          Policy and                              Claims and
                                    Acquisition               Claim            Unearned            Benefits             Premium
Segment                                   Costs            Reserves            Premiums             Payable         Revenue (1)
-------                            ------------        ------------      --------------        ------------      --------------
Year Ended December 31, 2000
Annuities                            $  794,132         $ 2,576,919                 $--                 $--          $  730,890
Life Insurance                        1,097,666          13,008,690                  --                  --             954,228
Reinsurance                             459,639           4,587,810                  --                  --           1,376,820
Investment Management                        --                  --                  --                  --                  --
Lincoln UK                              635,002           1,626,453                  --                  --             357,798
Other (incl. consol. adj's.)             84,068             (71,774)                 --                  --              54,817
                                   ------------        ------------      --------------        ------------      --------------
Total                                $3,070,507         $21,728,098                 $--                 $--          $3,474,553

Year Ended December 31, 1999
Annuities                            $  810,999         $ 2,515,166                 $--                 $--          $  636,042
Life Insurance                          901,435          12,474,245                  --                  --             915,877
Reinsurance                             331,268           4,392,121                  --                  --           1,439,177
Investment Management                        --                  --                  --                  --                  --
Lincoln UK                              679,709           1,642,891                  --                  --             354,525
Other (incl. consol. adj's.)             76,879             (99,655)                 --                  --              73,499
                                   ------------        ------------      --------------        ------------      --------------
Total                                $2,800,290         $20,924,768                 $--                 $--          $3,419,120

Year Ended December 31, 1998
Annuities                            $  507,126         $ 2,656,174                 $--                 $--          $  543,490
Life Insurance                          450,690          11,835,017                  --                  --             738,107
Reinsurance                             315,477           4,238,609                  --                  --           1,224,887
Investment Management                        --                  --                  --                  --                  --
Lincoln UK                              636,254           1,498,821                  --                  --             339,518
Other (incl. consol. adj's.)             54,819             (88,639)                 --                  --              49,196
                                   ------------        ------------      --------------        ------------      --------------
Total                                $1,964,366         $20,139,982                 $--                 $--          $2,895,198


(1) Includes insurance fees on universal life and other interest-sensitive products.


                                                              LINCOLN NATIONAL CORPORATION

                                              SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION (Continued)

Column G                            Column H           Column I           Column J           Column K           Column L
--------                      --------------      -------------   ----------------     --------------     --------------
                                                                   Amortization of
                                         Net                       Deferred Policy              Other
                                  Investment                           Acquisition          Operating           Premiums
Segment                           Income (2)           Benefits              Costs       Expenses (2)            Written
-------                       --------------      -------------   ----------------     --------------     --------------
Year Ended December 31, 2000
Annuities                         $1,247,117         $1,016,059           $ 87,962         $  464,401                $--
Life Insurance                     1,042,325          1,122,549            121,583            320,603                 --
Reinsurance                          321,663          1,199,802             50,912            340,836                 --
Investment Management                 58,644                 --                 --            445,786                 --
Lincoln UK                            70,258            178,545             70,336            213,100                 --
Other (incl. consol. adj's.)           7,111             40,205              9,312            333,225                 --
                              --------------      -------------   ----------------     --------------     --------------
Total                             $2,747,118         $3,557,160           $340,105         $2,117,951                $--

Year Ended December 31, 1999
Annuities                         $1,325,359         $1,078,511           $ 87,477         $  443,533                $--
Life Insurance                     1,016,041          1,111,586             97,232            367,574                 --
Reinsurance                          318,609          1,231,327             35,732            501,736                 --
Investment Management                 57,914                 --                 --            421,979                 --
Lincoln UK                            75,257            306,221             73,316            167,136                 --
Other (incl. consol. adj's.)          14,332             77,379              8,292            224,705                 --
                              --------------      -------------   ----------------     --------------     --------------
Total                             $2,807,512         $3,805,024           $302,049         $2,126,663                $--

Year Ended December 31, 1998
Annuities                         $1,349,778         $1,119,355           $104,266         $  376,303                $--
Life Insurance                       818,600            942,592             92,663            277,981                 --
Reinsurance                          316,224          1,059,796             64,863            295,027                 --
Investment Management                 66,832                 --                 --            429,694                 --
Lincoln UK                            87,930            150,963            130,815             51,087                 --
Other (incl. consol. adj's.)          42,042             56,159             11,271            226,830                 --
                              --------------      -------------   ----------------     --------------     --------------
Total                             $2,681,406         $3,328,865           $403,878         $1,656,922                $--


(2) The allocation of expenses between investments and other operations are based on a number of assumptions and estimates. Results would change if different methods were applied.

                                                    LINCOLN NATIONAL CORPORATION

                                                      SCHEDULE IV - REINSURANCE

Column A                               Column B           Column C           Column D           Column E           Column F
--------                         --------------      -------------   ----------------     --------------     --------------
                                                                                                                 Percentage
                                                             Ceded            Assumed                             of Amount
                                          Gross           to Other         from Other                               Assumed
Description                              Amount          Companies          Companies         Net Amount             to Net
-----------                      --------------      -------------   ----------------     --------------     --------------
                                                              (000s omitted)
                                 ------------------------------------------------------------------------------------------
Year Ended December 31, 2000
Individual life insurance
in-force                           $241,000,000       $191,500,000       $396,100,000       $445,600,000              88.9%

Premiums:
Life insurance and annuities (1)   $  2,583,403       $    453,537       $    934,913       $  3,064,779              30.5%
Health insurance                        151,204            106,328            364,898            409,774              89.0%
                                 --------------    ---------------    ---------------    ---------------
Total                              $  2,734,607       $    559,865       $  1,299,811       $  3,474,553

Year Ended December 31, 1999
Individual life insurance
in-force                           $221,300,000       $171,100,000       $295,300,000       $345,500,000              85.5%

Premiums:
Life insurance and annuities (1)   $  2,363,373       $    458,798       $    816,046       $  2,720,621              30.0%
Health insurance                        167,489            162,202            693,212            698,499              99.2%
                                 --------------    ---------------    ---------------    ---------------
Total                              $  2,530,862       $    621,000       $  1,509,258       $  3,419,120

Year Ended December 31, 1998
Individual life insurance
in-force                           $197,900,000       $108,100,000       $203,700,000       $293,500,000              69.4%

Premiums:
Life insurance and annuities (1)   $  2,182,847       $    573,532       $    650,807       $  2,260,122              28.8%
Health insurance                        147,940            121,848            608,984            635,076              95.9%
                                 --------------    ---------------    ---------------    ---------------
Total                              $  2,330,787       $    695,380       $  1,259,791       $  2,895,198


(1) Includes insurance fees on universal life and other interest-sensitive products.

                                                     LINCOLN NATIONAL CORPORATION

                                            SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS

Column A                                   Column B                  Column C                       Column D          Column E
--------                              -------------   -----------------------------------     --------------     -------------
                                                             Additions
                                                                               Charged to
                                         Balance at         Charged to              Other                              Balance
                                          Beginning              Costs          Accounts-        Deductions-            at End
Description                               of Period       Expenses (1)           Describe       Describe (2)         of Period
--------------                         ------------   ----------------       ------------      -------------     -------------
                                                                           (000s omitted)
------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 2000

Deducted from Asset Accounts:
Reserve for Mortgage Loans
on real estate                               $4,691             $1,830                $--            $(1,614)           $4,907
Reserve for Real Estate                          --                 --                 --                 --                --

Included in Other Liabilities:
Investment Guarantees                           323                 --                 --                 --               323

Year Ended December 31, 1999

Deducted from Asset Accounts:
Reserve for Mortgage Loans
on real estate                               $4,794              $ 807                $--            $  (910)           $4,691
Reserve for Real Estate                          --                 --                 --                 --                --

Included in Other Liabilities:
Investment Guarantees                           323                 --                 --                 --               323

Year Ended December 31, 1998

Deducted from Asset Accounts:
Reserve for Mortgage Loans
on real estate                               $5,019              $ 675                $--            $  (900)           $4,794
Reserve for Real Estate                       1,500                 --                 --             (1,500)               --

Included in Other Liabilities:
Investment Guarantees                           790                 --                 --               (467)              323

(1) Excludes charges for the direct write-off of assets.

(2) Deductions reflect sales or foreclosures of the underlying holdings.


                                 LINCOLN NATIONAL CORPORATION
                        EXHIBIT INDEX FOR THE ANNUAL REPORT ON FORM 10-K
                              For the Year Ended December 31, 2000

Exhibit
Number                                                                                                  Page
-------                                                                                                ------
3(a)  Articles of Incorporation dated as of May 12, 1994.*
3(b)  Bylaws of LNC as last amended January 13, 2000.*
4(a)  Indenture of LNC dated as of January 15, 1987.*
4(b)  LNC First Supplemental Indenture dated July 1, 1992, to
      Indenture of LNC dated as of January 15, 1987.*
4(c)  Specimen Notes for 7 1/8% Notes due July 15, 1999 and 7 5/8% Notes due July 15, 2002.*
4(d)  Rights Agreement dated November 14, 1996.*
4(e)  Indenture of LNC dated as of September 15, 1994.*
4(f)  Form of Note dated as of September 15, 1994.*
4(g)  Form of Zero Coupon Security dated as of September 15, 1994.*
4(h)  Specimen Debenture for 9 1/8% Notes due October 1, 2024.*
4(i)  Specimen of 7 1/4% Debenture due May 15, 2005.*
4(j)  Junior Subordinated Indenture of LNC as of May 1, 1996.*
4(k)  Guarantee Agreement for Lincoln National Capital I.*
4(l)  Guarantee Agreement for Lincoln National Capital II.*
4(m)  Form of Lincoln National Capital i Preferred Securities, Series A.*
4(n)  Form of Lincoln National Capital II Preferred Securities, Series B.*
4(o)  Declaration of Trust for Lincoln National Capital I.*
4(p)  Specimen Notes for 6 1/2% Notes due March 15, 2008.*
4(q)  Specimen Notes for 7% Notes due March 15, 2018.*
4(r)  Trust Agreement for Lincoln National Capital III.*
4(s)  Form of Lincoln National Capital III Preferred Securities, Series C.*
4(t)  Guarantee Agreement for Lincoln National Capital III.*
4(u)  Trust Agreement for Lincoln National Capital IV.*
4(v)  Form of Lincoln National Capital IV Income Prides Certificates.*
4(w)  Form of Lincoln National Capital IV Growth Pride Certificates.*
4(x)  Guarantee Agreement for Lincoln National Capital IV.*
4(y)  Purchase Contract Agreement for Lincoln National Capital IV.*
4(z)  Pledge Agreement for Lincoln National Capital IV.*
10(a) LNC 1986 Stock Option Plan.*
10(b) The LNC Executives' Salary Continuation Plan.*
10(c) LNC Executive Value Sharing Plan*
10(d) LNC Executives' Severance Benefit Plan.*
10(e) The LNC Outside Directors Retirement Plan.*
10(f) The LNC Outside Directors Benefits Plan.*
10(g) LNC Directors' Value Sharing Plan.*
10(h) The LNC Executive Deferred Compensation Plan for Employees.*
10(i) LNC 1993 Stock Plan for Non-Employee Directors.*
10(j) LNC Executives' Excess Compensation Benefit Plan.*
10(k) First Amendment to LNC Executives' Excess Compensation Benefit Plan dated December 22, 1999.*
10(l) LNC 1997 Incentive Compensation Plan.*
10(m) Description of compensation arrangements with Executive Officers.*
10(n) Lease and Agreement-Lincoln Life's home office property.*
10(o) Lease and Agreement-additional Lincoln Life home office property.*
10(p) Form of Lease-LNC's Corporate Offices dated March 14, 1999.*
10(q) Lease and Agreement-additional Lincoln Life headquarter property.*
10(r) Form of Delaware's Lease and Agreement for One Commerce Square Property.*
10(s) Form of Delaware's Sublease for Two Commerce Square Property.*
10(t) Form of Delaware's Consent to Sublease for Philadelphia Plaza II Property.*
12    Historical Ratio of Earnings to Fixed Charges                                                      29
13    Portions of LNC's Annual Report to Shareholders that are expressly incorporated
      by reference in this Form 10-K. Other sections of the Annual Report furnished                      30
      for the information of the Commission are not deemed "filed" as part of this Form 10-K.
21    List of Subsidiaries of LNC.                                                                      112
23    Consent of Ernst & Young LLP, Independent Auditors.                                               132
27    Financial Data Schedule.                                                                          133



      *Incorporated by Reference


                                  Signature Page

                           LINCOLN NATIONAL CORPORATION

Pursuant to the requirements
of Section 13 or 15(d) of
the Securities Exchange Act of   By /s/ Jon A. Boscia             March 8, 2001
1934, LNC has duly caused           -------------------------------------------
this report to be signed on         Jon A. Boscia
its behalf by the under-            (President, Chief Executive Officer
signed, thereunto duly              and Director)
authorized.
                                 By /s/ Richard C. Vaughan        March 8, 2001
                                    -------------------------------------------
                                    Richard C. Vaughan
                                    (Executive Vice President and Chief
                                    Financial Officer)

                                 By /s/ Casey J. Trumble          March 8, 2001
                                    -------------------------------------------
                                    Casey J. Trumble
                                    (Senior Vice President and Chief
                                    Accounting Officer)


Pursuant to the requirements     By /s/ J. Patrick Barrett        March 8, 2001
of the Securities Exchange          -------------------------------------------
Act of 1934, this report            J. Patrick Barrett
has been signed below by
the following Directors          By /s/ Thomas D. Bell, Jr.       March 8, 2001
of LNC on the date indicated.       -------------------------------------------
                                    Thomas D. Bell, Jr

                                 By /s/ John G. Drosdick          March 8, 2001
                                    -------------------------------------------
                                    John G. Drosdick

                                 By /s/ Eric G. Johnson           March 8, 2001
                                    -------------------------------------------
                                    Eric G. Johnson

                                 By /s/ M. Leanne Lachman         March 8, 2001
                                    -------------------------------------------
                                    M. Leanne Lachman

                                 By /s/ John M. Pietruski         March 8, 2001
                                    -------------------------------------------
                                    John M. Pietruski

                                 By /s/ Ron J. Ponder             March 8, 2001
                                    -------------------------------------------
                                    Ron J. Ponder

                                 By /s/ Jill S. Ruckelshaus       March 8, 2001
                                    -------------------------------------------
                                    Jill S. Ruckelshaus

                                 By /s/ Gilbert R. Whitaker, Jr.  March 8, 2001
                                    -------------------------------------------
                                    Gilbert R. Whitaker, Jr.