Form 10-Q
period 2001-03-31
LINCOLN NATIONAL CORP
filed 2001-05-04
CIK 59558

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                FORM 10-Q

         QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934

For quarter ended March 31, 2001                 Commission file number 1-6028

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

As of April 27, 2001 LNC had 187,817,122 shares of Common Stock outstanding.

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.   Yes [ X ]          No [   ]


The exhibit index to this report is located on page 35.

Page 1 of 36

PART I - FINANCIAL INFORMATION



Item 1  Financial Statements


LINCOLN NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS




                                                                                      March 31                   December 31
                                                          (000s omitted)                  2001                          2000
                                                          --------------                  ----                          ----
ASSETS                                                                             (Unaudited)
Investments:
Securities available-for-sale, at fair value:
Fixed maturity (cost 2001 - $27,366,557;
2000 - $27,377,065)                                                                $27,811,300                   $27,449,773
Equity (cost 2001 - $507,113;
2000 - $462,813)                                                                       559,573                       549,709
Mortgage loans on real estate                                                        4,641,155                     4,662,983
Real estate                                                                            308,117                       282,014
Policy loans                                                                         1,946,966                     1,960,899
Derivative Instruments                                                                  61,372                            --
Other investments                                                                      415,988                       463,270
                                                                                --------------                --------------
Total Investments                                                                   35,744,471                    35,368,648

Investment in unconsolidated affiliates                                                  7,296                         6,401

Cash and invested cash                                                               2,015,170                     1,927,393

Property and equipment                                                                 242,119                       228,211

Deferred acquisition costs                                                           2,963,433                     3,070,507

Premiums and fees receivable                                                           282,777                       296,705

Accrued investment income                                                              581,854                       546,393

Assets held in separate accounts                                                    44,506,190                    50,579,915

Federal income taxes                                                                   106,572                       207,548

Amounts recoverable from reinsurers                                                  3,706,400                     3,747,734

Goodwill                                                                             1,274,453                     1,285,993

Other intangible assets                                                              1,505,339                     1,556,975

Other assets                                                                         1,186,314                     1,021,636
                                                                                --------------                --------------
Total Assets                                                                       $94,122,388                   $99,844,059

See notes to consolidated financial statements.





LINCOLN NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

-CONTINUED-

                                                                                      March 31                   December 31
                                                         (000s omitted)                  2001                          2000
                                                          --------------                  ----                          ----
                                                                                                   (Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Insurance and Investment Contract Liabilities:

Insurance policy and claim reserves                                                $21,568,928                   $21,728,098

Contractholder funds                                                                18,344,146                    18,377,061

Liabilities related to separate accounts                                            44,506,190                    50,579,915
                                                                                --------------                --------------
Total Insurance and Investment Contract Liabilities                                 84,419,264                    90,685,074

Short-term debt                                                                        415,259                       312,927

Long-term debt                                                                         712,298                       712,231

Company-obligated mandatorily redeemable preferred
securities of subsidiary trusts holding solely junior
subordinated debentures                                                                745,000                       745,000

Other liabilities                                                                    2,734,206                     2,434,743
                                                                                --------------                --------------
Total Liabilities                                                                   89,026,027                    94,889,975


Shareholders' Equity:
Series A preferred stock-10,000,000 shares authorized
(3/31/01 liquidation value - $1,999)                                                       825                           857

Common stock - 800,000,000 shares authorized                                           993,373                     1,003,651

Retained earnings                                                                    3,884,322                     3,915,598

Accumulated Other Comprehensive Income:
Foreign currency translation adjustment                                                  4,163                        21,930
Net unrealized gain on securities available-for-sale                                   190,405                        12,048
Net unrealized gain on derivative instruments                                           23,273                            --
                                                                                --------------                --------------
Total Accumulated Other Comprehensive Income                                           217,841                        33,978
                                                                                --------------                --------------

Total Shareholders' Equity                                                           5,096,361                     4,954,084
                                                                                --------------                --------------
Total Liabilities and Shareholders' Equity                                         $94,122,388                   $99,844,059

See notes to consolidated financial statements.





LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

                                                                                                 Three Months Ended
                                                                                                       March 31
         (000s omitted, except per share amounts)                                           2001                     2000
         ----------------------------------------                                           ----                     ----
                                                                                                     (Unaudited)

Revenue:

Insurance premiums                                                                      $506,981                 $389,598
Insurance fees                                                                           406,432                  408,337
Investment advisory fees                                                                  49,421                   53,954
Net investment income                                                                    673,741                  711,148
Equity in earnings of unconsolidated affiliates                                              895                    1,037
Realized loss on investments                                                             (20,658)                    (977)
Other revenue and fees                                                                    81,983                  106,128
                                                                                  --------------           --------------
Total Revenue                                                                          1,698,795                1,669,225

Benefits and Expenses:

Benefits                                                                                 906,658                  865,991
Underwriting, acquisition, insurance and other expenses                                  536,634                  535,910
Interest and debt expense                                                                 34,447                   36,339
                                                                                  --------------           --------------
Total Benefits and Expenses                                                            1,477,739                1,438,240
                                                                                  --------------           --------------
Income Before Federal Income Taxes, Cumulative Effect of
Accounting Change and Minority Interest in
Consolidated Subsidiary                                                                  221,056                  230,985

Federal income taxes                                                                      56,575                   60,993
                                                                                  --------------           --------------
Income Before Cumulative Effect of Accounting Change and
Minority Interest in Consolidated Subsidiary                                             164,481                  169,992

Cumulative effect of accounting change for derivative
instruments (net of Federal income taxes)                                                 (4,297)                      --
                                                                                  --------------           --------------
Income before Minority Interest in Consolidated Subsidiary                               160,184                  169,992

Minority interest in consolidated subsidiary                                                 (20)                    (228)
                                                                                  --------------           --------------
Net Income                                                                              $160,204                 $170,220

Net Income Per Common Share-Basic                                                          $0.85                    $0.88
Net Income Per Common Share-Diluted                                                        $0.83                    $0.87

See notes to consolidated financial statements.





LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                      Three Months Ended March 31
                                                                        Number of Shares                         Amounts
        (000s omitted from dollar amounts)                            2001            2000                2001             2000
        ----------------------------------                            ----            ----                ----             ----
                                                                         (Unaudited)                          (Unaudited)
Series A Preferred Stock:
Balance at beginning-of-year                                        25,980          28,857               $857              $948
Conversion into common stock                                          (998)           (450)               (32)              (15)
                                                              ------------    ------------       ------------      ------------
Balance at March 31                                                 24,982          28,407                825               933

Common Stock:
Balance at beginning-of-year                                   190,748,050     195,494,898          1,003,651         1,007,099
Conversion of series A preferred stock                              15,968           7,200                 32                15
Issued for benefit plans                                           494,486         127,483              7,974            (7,077)
Issued for acquisition of subsidiaries                                  --          40,843                 --             1,595
Retirement of common stock                                      (3,550,000)     (2,795,981)           (18,284)          (14,404)
                                                              ------------    ------------       ------------      ------------
Balance at March 31                                            187,708,504     192,874,443            993,373           987,228

Retained Earnings:
Balance at beginning-of-year                                                                        3,915,598         3,691,470

Comprehensive income (loss)                                                                           344,067           217,472
Less other comprehensive income (loss):
Foreign currency translation                                                                          (17,767)           (7,255)
Net unrealized gain on
securities available-for-sale                                                                         178,357            54,507
Net unrealized gain on derivative instruments                                                          23,273                --
                                                                                                 ------------      ------------

Net Income                                                                                            160,204           170,220

Retirement of common stock                                                                           (133,476)          (65,643)

Dividends declared:
Series A preferred ($0.75 per share)                                                                      (19)              (21)
Common stock (2001-$0.305; 2000-$0.290)                                                               (57,985)          (55,356)
                                                                                                 ------------      ------------
Balance at March 31                                                                                 3,884,322         3,740,670



LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Continued)

Foreign Currency Translation Adjustment:
Accumulated adjustment at
beginning-of-year                                                                                      21,930            30,049
Change during the period                                                                              (17,767)           (7,255)
                                                                                                 ------------      ------------
Balance at March 31                                                                                     4,163            22,794

Net Unrealized Gain (Loss) on
Securities Available-for-Sale:
Balance at beginning-of-year                                                                           12,048          (465,698)
Change during the period                                                                              178,357            54,507
                                                                                                 ------------      ------------
Balance at March 31                                                                                   190,405          (411,191)
                                                                                                 ------------      ------------
Net Unrealized Gain (Loss) on Derivative Instruments:
Cumulative effect of accounting change                                                                 17,584                --
Change during the period                                                                                5,689                --
                                                                                                 ------------      ------------
Balance at March 31                                                                                    23,273                --
                                                                                                 ------------      ------------
Total Shareholders' Equity
at March 31                                                                                        $5,096,361        $4,340,434

Common Stock at End of Quarter:
Assuming conversion of preferred stock                                                            188,108,216       193,328,955
Diluted basis                                                                                     191,337,443       195,110,710

See notes to consolidated financial statements.






LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                 Three Months Ended
                                                                                                      March 31
                                         (000s omitted)                                     2001                     2000
                                         --------------                                     ----                     ----
Cash Flows from Operating Activities:                                                                (Unaudited)
Net income                                                                              $160,204                 $170,220
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Deferred acquisition costs                                                               (54,907)                 (86,221)
Premiums and fees receivable                                                              13,929                   69,406
Accrued investment income                                                                (35,460)                 (41,838)
Policy liabilities and accruals                                                         (309,268)                  63,577
Contractholder funds                                                                     354,675                  247,369
Amounts recoverable from reinsurers                                                       41,333                  103,379
Deferred Federal income taxes                                                                221                   65,322
Other liabilities                                                                         81,475                   (2,603)
Provisions for depreciation                                                               24,355                   21,735
Amortization of goodwill and other intangible assets                                      48,458                   48,020
Realized loss on investments                                                              27,267                      977
Other                                                                                      3,064                  (11,236)
                                                                                    ------------             ------------
Net Adjustments                                                                          195,142                  477,887
                                                                                    ------------             ------------
Net Cash Provided by Operating Activities                                                355,346                  648,107

Cash Flows from Investing Activities:
Securities-available-for-sale:
Purchases                                                                             (2,233,378)              (1,044,795)
Sales                                                                                  1,450,930                  683,618
Maturities                                                                               712,990                  415,650
Purchase of other investments                                                           (335,968)                (505,925)
Sale or maturity of other investments                                                    330,881                  357,650
Sale of unconsolidated affiliates                                                             --                   85,000
Increase in cash collateral on loaned securities                                         185,431                  276,773
Property and equipment purchases                                                         (69,185)                 (57,749)
Property and equipment sales                                                              36,521                   34,047
Other                                                                                    (93,215)                 (86,254)
                                                                                    ------------             ------------
Net Cash Provided by (Used in) Investing Activities                                      (14,993)                 158,015

Cash Flows from Financing Activities:
Decrease in long-term debt (includes payments and
transfer to short-term debt)                                                                  --                     (299)
Net increase (decrease) in short-term debt                                               102,332                   13,998
Universal life and investment contract deposits                                          896,801                  956,592
Universal life and investment contract withdrawals                                    (1,058,078)              (1,447,566)
Investment contract transfers                                                              5,000                 (571,000)
Common stock issued for benefit plans                                                      7,974                   (7,077)
Retirement of common stock                                                              (148,637)                 (80,047)
Dividends paid to shareholders                                                           (57,968)                 (56,506)
                                                                                    ------------             ------------
Net Cash Used in Financing Activities                                                   (252,576)              (1,191,905)
                                                                                    ------------             ------------
Net Decrease in Cash and Invested Cash                                                    87,777                 (385,783)
Cash and Invested Cash at Beginning-of-Year                                            1,927,393                1,895,883
                                                                                    ------------             ------------
Cash and Invested Cash at March 31                                                    $2,015,170               $1,510,100

See notes to consolidated financial statements.



LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Basis of Presentation
The accompanying consolidated financial statements include Lincoln National Corporation ("LNC") and its majority-owned subsidiaries. Through subsidiary companies, LNC operates multiple insurance and investment management businesses. The collective group of companies uses "Lincoln Financial Group" as its marketing identity. Operations are divided into five business segments. Less than majority-owned entities in which LNC has at least a 20% interest are reported on the equity basis. These unaudited consolidated statements have been prepared in conformity with accounting principles generally accepted in the United States, except that they do not contain complete notes. However, in the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the results. These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes incorporated by reference into LNC's latest annual report on Form 10-K for the year ended December 31, 2000.

Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2001.

2. Change in Estimate and Change in Accounting Principle
Change in Estimate of Premium Receivables on Certain Client-Administered Individual Life Reinsurance. During the first quarter of 2001, LNC's Reinsurance segment ("Lincoln Re") refined its estimate of due and unpaid premiums on its client-administered individual life reinsurance business. As a result of the significant growth in the individual life reinsurance business generated in recent years, Lincoln Re initiated a review of the block of business in the last half of 2000. An outgrowth of that analysis resulted in a review of the estimation of premiums receivable for due and unpaid premiums on client-administered business. During the first quarter of 2001, Lincoln Re completed the review of this matter, and concluded that enhanced information flows and refined actuarial techniques provided a basis for a more precise estimate of premium receivables on this business. As a result, Lincoln Re recorded income of $25.5 million or $0.13 per share ($39.3 million pre-tax) related to periods prior to 2001.

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

LNC adopted FAS 133 on January 1, 2001. Upon adoption, the provisions of FAS 133 were applied prospectively. The transition adjustments that LNC recorded upon adoption of FAS 133 on January 1, 2001 resulted in a net loss of $4.3 million after-tax ($6.6 million pre-tax) recorded in net income as a component of realized gains and losses on investments, and a net gain of $17.6 million after-tax ($27.1 million pre-tax) recorded in equity as a component of Other Comprehensive Income ("OCI"). Deferred acquisition costs of $4.8 million were restored and netted against the transition loss on derivatives recorded in net income and deferred acquisition costs of $18.3 million were amortized and netted against the transition gain recorded in OCI. A portion of the transition adjustment ($3.5 million after-tax) recorded in net income upon adoption of FAS 133 was reclassified from the accumulated OCI account, Net Unrealized Gain on Securities Available-for-Sale. These transition adjustments are reported in the financial statements as of and for the quarter ended March 31, 2001 as the cumulative effects of a
change in accounting principle.   (See Note 5 for further discussion of
the accounting for LNC's derivative instruments and hedging activities.)

3. Federal Income Taxes
The effective tax rate on net income is lower than the prevailing corporate federal income tax rate. The difference for both 2001 and 2000 resulted principally from tax-preferred investment income.

4. Underwriting, Acquisition, Insurance and Other Expenses
Details underlying the income statement caption, "Underwriting, Acquisition, Insurance and Other Expenses", are as follows:

                                                    Three Months Ended
                                                         March 31
(in millions)                                      2001             2000
-------------                                      ----             ----
Commissions                                      $216.9           $194.2
Other volume related expenses                      41.8             52.8
Operating and administrative expenses             248.9            297.3
Deferred acquisition costs amortized less
acquisition costs deferred                        (54.9)           (86.2)
Goodwill amortization                              10.9             10.2
Restructuring charges                               1.0               --
Other                                              72.0             67.6
                                                 ------           ------
Total                                            $536.6           $535.9


5. Restrictions, Commitments and Contingencies
Statutory Restriction. LNC's primary insurance subsidiary, Lincoln National Life Insurance Company ("LNL") acquired a block of individual life insurance and annuity business from CIGNA Corporation in January 1998 and a block of individual life insurance from Aetna Inc. in October 1998. These acquisitions were structured as indemnity reinsurance transactions. The statutory accounting regulations do not allow goodwill to be recognized on indemnity reinsurance transactions and therefore, the related statutory ceding commission flows through the statement of operations as an expense resulting in a reduction of statutory earned surplus. As a result of these acquisitions, LNL's statutory earned surplus is negative. It is necessary for LNL to obtain the prior approval of the Indiana Insurance Commissioner before paying any dividends to LNC until such time as statutory earned surplus is positive. The time frame for statutory earned surplus to return to a positive position is dependent upon future statutory earnings and dividends paid by LNL. Although no assurance can be given that additional dividends to LNC will be approved, during the first quarter of 2001 and during the year ended December 31, 2000, LNL received regulatory approval and paid extraordinary dividends totaling $150 million and $420 million, respectively, to LNC. In the event such approvals are not obtained in the future, management believes that LNC can obtain the funds required to satisfy its obligations from its existing credit facilities and other sources.

LNL is recognized as an accredited reinsurer in the state of New York, which effectively enables it to conduct reinsurance business with unrelated insurance companies that are domiciled in the state of New York. As a result, in addition to regulatory restrictions imposed by the state of Indiana, LNL is also subject to the regulatory requirements that the State of New York imposes upon accredited reinsurers.

The National Association of Insurance Commissioners revised the Accounting Practices and Procedures Manual in a process referred to as
Codification. The revised manual became effective January 1, 2001.   The
domiciliary states of LNC's U.S. insurance subsidiaries have adopted the provisions of the revised manual. The revised manual has changed, to some extent, prescribed statutory accounting practices and has resulted in changes to the accounting practices that LNC's U.S. insurance subsidiaries use to prepare their statutory-basis financial statements. The impact of these changes to LNC and its U.S. insurance subsidiaries' statutory-based capital and surplus as of January 1, 2001 was not significant.

Disability Income Claims. The liabilities for disability income claims net of the related asset for amounts recoverable from reinsurers at March 31, 2001 and December 31, 2000 were $1.314 billion and $1.309 billion, respectively, excluding deferred acquisition costs. The liability is based on the assumption that recent experience will continue in the future. If incidence levels and/or claim termination rates fluctuate significantly from the assumptions underlying the reserves, adjustments to reserves could be required in the future. Accordingly, this liability may prove to be deficient or excessive. However, it is management's opinion that such future developments will not materially affect the consolidated financial position of LNC.

United Kingdom Pension Products. Operations in the United Kingdom ("UK") include the sale of pension products to individuals. Regulatory agencies have raised questions as to what constitutes appropriate advice to individuals who bought pension products as an alternative to participation in an employer sponsored plan. In cases of inappropriate advice, an extensive investigation may have to be done and the individual put in a position similar to what would have been attained if the individual had remained in the employer-sponsored plan. At March 31, 2001 and December 31, 2000, liabilities of $232.0 million and $284.0 million, respectively, were carried on the books for this issue. The decrease in the level of the reserve reflects the settlement payouts that have occurred during the three months ended March 31, 2001. This liability is based on various estimates that are subject to considerable uncertainty. Accordingly, this liability may prove to be deficient or excessive. However, it is management's opinion that such future developments will not materially affect the consolidated financial position of LNC.

Personal Accident Programs. From 1997 through 1999, the Reinsurance segment reduced new writings of personal accident programs and has now exited the personal accident line of business. As an exited line of business, new agreements are not being entered into by the personal accident unit of the Reinsurance segment; however, the unit must continue to accept premiums for a limited period according to contract terms under agreements in force. As the existing block of personal accident programs runs off, the personal accident reinsurance profit center within LNC's Reinsurance segment continues to review the status of the reserves associated with these programs, and the development of related financial results.

The exited programs managed within the personal accident reinsurance profit center include certain excess-of-loss personal accident reinsurance programs created in the London market and certain workers' compensation carve-out programs managed by Unicover Managers, Inc. The aggregate liabilities associated with the exited personal accident line of business were $203.1 million and $270.1 million at March 31, 2001 and December 31, 2000, respectively.

The reserves for the various programs included within the personal accident line of business are based on various estimates that are subject to considerable uncertainty. Accordingly, the liability established for the personal accident line of business may prove to be deficient or excessive. However, it is management's opinion that future developments in the personal accident line of business will not materially affect the consolidated financial position of LNC.

HMO Excess-of-Loss and Group Carrier Medical Reinsurance Programs. The liabilities for HMO excess-of-loss and group carrier medical claims, net of the related assets for amounts recoverable from reinsurers, were $78.5 million and $85.9 million at March 31, 2001 and December 31, 2000, respectively. LNC reviews reserve levels on an on-going basis. The liabilities are based on the assumption that recent experience will continue in the future. If claims and loss ratios fluctuate significantly from the assumptions underlying the reserves, adjustments to reserves could be required in the future. Accordingly, the liabilities may prove to be deficient or excessive. However, it is management's opinion that such future developments will not materially affect the consolidated financial position of LNC.

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

On November 30, 2000, UK regulators issued a paper containing draft guidelines explaining how mortgage endowment holders would be compensated in instances were it is determined that mis-selling occurred. This release also indicated that an extensive analysis is underway of mortgage endowment products offered by insurance companies in the UK marketplace since 1988. Where the results of this analysis indicate that products are designed in a way that could lead to potential mis-selling, UK regulators are contacting companies to review sales practices.

Lincoln UK received a letter from UK regulators on February 8, 2001, raising concerns with certain mortgage endowment products sold by British National Life Assurance Company ("BNLA"). The specific policies at issue were sold between the period of July 1988 through March 1994. Lincoln UK acquired BNLA from Citibank in August of 1993. Less than 6,000 of these BNLA policies remain in force.

In their letter and in subsequent discussions, UK regulators are contending that BNLA's sales literature was written in a manner that provides a contractual warranty that, if certain assumptions are achieved, the mortgage endowment would grow to a balance sufficient to repay the contractholder's mortgage. LNC strongly disagrees that any contractual warranties were made in the sale of these mortgage endowment policies. LNC is prepared to proceed with all available means of resolution, including pursuing regulatory, administrative and legal means of concluding this matter.

While the ultimate outcome of these matters is uncertain, LNC believes that it will prevail on the merits of its argument that no contractual warranties were provided in the sale of BNLA's mortgage endowment contracts. If LNC does not prevail, and is consequently required to incur compensatory remedies under the UK regulator's breach of warranty theory, LNC has estimated that it could incur costs of up to $20 million.

Following allegations made by the UK Consumers' Association (a watchdog organization which acts on behalf of consumers of goods and services provided in the UK) concerning various selling practices of City Financial Partners Limited ("CFPL"), LNC is undertaking a review of savings plans sold by CFPL to a total of 5,000 customers during the period September 1, 1998 to August 31, 2000.

This review period and the methodology of the review process has been agreed to by the UK Regulators. In addition, the accountancy firm Deloitte & Touche has been appointed to oversee the process and perform a quality assurance role. The review is expected to be completed in the second quarter of 2001.

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

In the first quarter of 2000, a lawsuit was filed against LNL by an annuity contractholder. In this case, the plaintiff sought class certification on behalf of all contractholders who had acquired variable annuities from LNL to fund tax-deferred qualified retirement plans. The plaintiff claimed that marketing variable annuities for use in such plans is inappropriate. This action was dismissed without prejudice.

During the fourth quarter of 2000, LNL reached an agreement in principle to settle all class action lawsuits alleging fraud in the sale of non-variable universal life and participating whole life insurance policies. The agreement is subject to court approval and is expected to become final in 2001. It requires that LNL provide benefits and a claim process to policyholders who purchased non-variable universal life and participating whole life policies between January 1, 1981 and December
31, 1998. The settlement covers approximately 431,000 policies. However, by the deadline of April 16, 2001, owners of approximately 5,000 policies have excluded themselves (opted-out) from the settlement and, with respect to these policies, will not be bound by the settlement if it is approved. Total charges recorded during 2000 for this preliminary settlement aggregated $42.1 million after-tax ($64.7 million pre-tax).

State guaranty funds assess insurance companies to cover losses to policyholders of insolvent or rehabilitated companies. Mandatory assessments may be partially recovered through a reduction in future premium taxes in some states. LNC has accrued for expected assessments net of estimated future premium tax deductions.

Derivatives. LNC maintains an overall risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate risk, foreign currency risk, equity risk, and credit risk. LNC assesses these risks by continually identifying and monitoring changes in interest rate exposure, foreign currency exposure, equity market exposure, and credit exposure that may adversely impact expected future cash flows and by evaluating hedging opportunities. Derivative instruments that are currently used as part of LNC's interest rate risk management strategy includes interest rate swaps, interest rate caps, and swaptions. Derivative instruments that are used as part of LNC's foreign currency risk management strategy includes foreign currency swaps and foreign exchange forwards. Call options on the S&P 500 index and call options on LNC stock are used as part of LNC's equity market risk management strategy. LNC also uses credit default swaps as part of its credit risk management strategy.

By using derivative instruments, LNC is exposed to credit and market risk. If the counterparty fails to perform, credit risk is equal to the extent of the fair value gain in a derivative. When the fair value of a derivative contract is positive, this generally indicates that the counterparty owes LNC and, therefore, creates a payment risk for LNC. When the fair value of a derivative contract is negative, LNC owes the counterparty and therefore has no payment risk. LNC minimizes the credit (or payment) risk in derivative instruments by entering into transactions with high quality counterparties that are reviewed periodically by LNC. LNC also maintains a policy of requiring that all derivative contracts be governed by an International Swaps and Derivatives Association Master Agreement.

Market risk is the adverse effect that a change in interest rates, currency rates, implied volatility rates, or a change in certain equity indexes or instruments has on the value of a financial instrument. LNC manages the market risk by establishing and monitoring limits as to the types and degree of risk that may be undertaken.

LNC's derivatives are monitored by its risk management committee as part of that committee's oversight of LNC's derivative activities. LNC's derivatives committee is responsible for implementing various hedging strategies that are developed through its analysis of financial simulation models and other internal and industry sources. The resulting hedging strategies are then incorporated into LNC's overall risk management strategies.

Accounting for Derivative Instruments and Hedging Activities. In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under this standard, LNC is required to recognize all derivative instruments as either assets or liabilities in the statement of financial position at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, LNC must designate the hedging instrument based upon the exposure being hedged - as a cash flow hedge, fair value hedge or a hedge of a net investment in a foreign operation.

For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income ("OCI") and reclassified into net income in the same period or periods during which the hedged transaction affects net income. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item (hedge ineffectiveness), if any, is recognized in current income during the period of change. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedge item attributable to the hedged risk are recognized in current income during the period of change in fair values. For derivative instruments that are designated and qualify as a hedge of a net investment in a foreign operation, the gain or loss is reported in OCI as part of the cumulative translation adjustment to the extent it is effective. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in current income during the period of change.

As of March 31, 2001, LNC had derivative instruments that were designated and qualified as cash flow hedges and derivative instruments that were not designated as hedging instruments. LNC did not have derivative instruments that were designated as fair value hedges or derivative instruments that were designated as hedges of a net investment in a foreign operation. For the quarter ended March 31, 2001, LNC recognized a net loss of $0.1 million after-tax in net income as a component of realized gains and losses on investments. This loss relates to the ineffective portion of cash flow hedges and the change in market value for derivative instruments not designated as hedging
instruments.   For the quarter ended March 31, 2001, LNC recognized a
gain of $5.2 million after-tax in OCI related to the change in market value on derivative instruments that are designated and qualify as hedges. In addition, $0.5 million after-tax was reclassified from unrealized gain (loss) on securities available-for-sale to unrealized gain (loss) on derivative instruments, both in OCI. This reclassification relates to derivative instruments that were marked to market through unrealized gain (loss) on securities available-for-sale prior to the adoption of FAS 133.

Derivative Instruments Designated in Cash Flow Hedges

Interest Rate Swap Agreements. LNC uses interest rate swap agreements to hedge its exposure to floating rate bond coupon payments, replicating a fixed rate bond. An interest rate swap is a contractual agreement to exchange payments at one or more times based on the actual or expected price level, performance or value of one or more underlying interest rates. LNC is required to pay the counterparty the stream of variable interest payments based on the coupon payments from the hedged bonds, and in turn, receives a fixed payment from the counterparty, at a predetermined interest rate. The net receipts/payments from these interest rate swaps are recorded in Net investment income. Gains (losses) on interest rate swaps hedging interest rate exposure on floating rate bond coupon payments will be reclassified from accumulated OCI to net income as bond interest is accrued.

LNC also uses interest rate swap agreements to hedge its exposure to interest rate fluctuations related to the forecasted purchase of assets for certain investment portfolios. The gains (losses) resulting from the swap agreements will be recorded in accumulated OCI. The gains (losses) will be reclassified from accumulated OCI to earnings over the life of the assets once the assets are purchased. The forecasted purchase of assets related to certain investment portfolios is a continuing hedge program. Existing interest rate swaps are expected to be terminated within 2001 in conjunction with forecasted asset purchases.

Foreign Currency Swaps. LNC uses foreign currency swaps, which are traded over-the-counter, to hedge some of the foreign exchange risk of investments in fixed maturity securities denominated in foreign currencies. A foreign currency swap is a contractual agreement to exchange the currencies of two different countries at a specified rate of exchange in the future. Gains (losses) on foreign currency swaps hedging foreign exchange risk exposure on foreign currency bond coupon payments will be reclassified from accumulated OCI to net income as bond interest is accrued.

Call Options on LNC Stock. LNC uses call options on LNC stock to hedge the expected increase in liabilities arising from stock appreciation rights ("SARs") granted on LNC stock. Upon option expiration, the payment, if any, is the increase in LNC's stock price over the strike price of the option applied to the number of contracts. Call options hedging vested SARs are not eligible for hedge accounting and both are marked to market through operating income. Call options hedging nonvested SARs are eligible for hedge accounting and are accounted for as cash flow hedges of the forecasted vesting of SAR liabilities. To the extent that the cash flow hedges are effective, changes in the fair value of the call options are recorded in accumulated OCI. Amounts recorded in accumulated OCI are reclassified to operating earnings upon vesting of SARs. LNC's call option positions will be maintained until such time the SAR's are either exercised or expire and LNC's SAR liabilities are extinguished.

Gains and losses on derivative contracts that are reclassified from accumulated OCI to current period earnings are included in the line item in which the hedged item is recorded. As of March 31, 2001, $4.1 million of the deferred net gains on derivative instruments accumulated in OCI are expected to be reclassified as earnings during the next twelve months. This reclassification is primarily due to the receipt of interest payments associated with variable rate securities and forecasted purchases, the receipt of interest payments associated with foreign currency securities, and the periodic vesting of SARs.

All Other Derivative Instruments

LNC uses various other derivative instruments for risk management purposes that either do not qualify for hedge accounting treatment or have not currently been qualified by LNC for hedge accounting treatment. The gain or loss related to the change in market value for these derivative instruments is recognized in current income during the period of change (reported as realized gain (loss) on investments in the consolidated statement of income except where otherwise noted below).

Interest Rate Cap Agreements. The interest rate cap agreements, which expire in 2002 through 2006, entitle LNC to receive quarterly payments from the counterparties on specified future reset dates, contingent on future interest rates. For each cap, the amount of such quarterly payments, if any, is determined by the excess of a market interest rate over a specified cap rate multiplied by the notional amount divided by four. The purpose of LNC's interest rate cap agreement program is to provide a level of protection for its annuity line of business from the effect of rising interest rates. The interest rate cap agreements provide an economic hedge of the annuity line of business. However, the interest rate cap agreements are not linked to assets and liabilities on the balance sheet or to a forecasted transaction that meet the significantly increased level of specificity required under FAS 133. Therefore, the interest rate cap agreements do not qualify for hedge accounting under FAS 133.

Swaptions. Swaptions, which expire in 2002 through 2003, entitle LNC to receive settlement payments from the counterparties on specified expiration dates, contingent on future interest rates. For each swaption, the amount of such settlement payments, if any, is determined by the present value of the difference between the fixed rate on a market rate swap and the strike rate multiplied by the notional amount. The purpose of LNC's swaption program is to provide a level of protection for its annuity line of business from the effect of rising interest rates. The swaptions provide an economic hedge of the annuity line of business. However, the swaptions are not linked to specific assets and liabilities on the balance sheet that meet the significantly increased level of specificity required under FAS 133. Therefore, the swaptions do not qualify for hedge accounting under FAS 133.

Foreign Exchange Forwards. LNC's foreign affiliate, Lincoln UK, uses foreign exchange forward contracts, which are traded over-the-counter, to hedge short-term debt issuance in currencies other than the British Pound. The foreign currency forward contracts obligate LNC to deliver a specified amount of currency at a future date at a specified exchange rate. The foreign exchange forward contracts are marked to market through interest and debt expense within the income statement.

Credit Default Swaps. LNC uses credit default swaps which expire in 2002 through 2006 to hedge against a drop in bond prices due to credit concerns of certain bond issuers. A credit swap allows LNC to put the bond back to the counterparty at par upon a credit event by the bond issuer. A credit event is defined as bankruptcy, failure to pay, or obligation acceleration. LNC has not currently qualified credit default swaps for hedge accounting under FAS 133 as amounts are insignificant.

Call Options on S&P 500 Index. LNC uses S&P 500 index call options which expire in 2001 through 2007 to offset the increase in its liabilities resulting from certain reinsurance agreements which guarantee payment of the appreciation of the S&P 500 index on certain underlying annuity products. The call options provide LNC with settlement payments from the counterparties on specified expiration dates. The payment, if any, is the percentage increase in the index, over the strike price defined in the contract, applied to the notional amount. The S&P 500 call options provide an economic hedge of the reinsurance liabilities and both are not eligible for hedge accounting treatment under FAS 133.

Call Options on LNC Stock. As discussed previously in the Cash Flow Hedges section, LNC uses call options on LNC stock to hedge the expected increase in liabilities arising from SARs granted on LNC stock. Call options hedging vested SARs are not eligible for hedge accounting treatment under FAS 133.

Derivative Instrument Embedded in Deferred Compensation Plan. LNC has certain deferred compensation plans that have embedded derivative instruments. The liability related to these plans varies based on the investment options selected by the participants. The liability related to certain investment options selected by the participants is marked to market through net income. This derivative instrument is not eligible for hedge accounting treatment under FAS 133.

Call Options on Bifurcated Remarketable Put Bonds. LNC owns various debt securities that contain call options attached by an investment banker before the sale to the investor. These freestanding call options are exercisable by a party other than the issuer of the debt security to which they are attached and are accounted for separately from the debt security. LNC has not currently qualified call options bifurcated from remarketable put bonds for hedge accounting treatment as amounts are insignificant.

LNC has used certain other derivative instruments in the past for hedging purposes. Although other derivative instruments may have been used in the past, any derivative type that was not outstanding as of January 1, 2001 is not discussed in this disclosure. Other derivative instruments LNC has used include spread-lock agreements, financial futures, put options, and commodity swaps. At March 31, 2001, there are no outstanding positions in these derivative instruments. (See Item 3 Quantitative and Qualitative Disclosure of Market Risk on page 31 for further discussion of the change in LNC's derivative instrument positions at March 31, 2001.)

6. Segment Disclosures
During 2000, management initiated a plan to change the operational and management reporting structure of LNC's wholesale distribution organization. Beginning with the quarter ended March 31, 2001, Lincoln Financial Distributors ("LFD"), the wholesaling arm of LNC's distribution network, was reported within Other Operations. Previously, LNC's wholesaling efforts were conducted separately within the Annuities, Life Insurance and Investment Management segments. Earlier periods were restated to aid comparability of segment reporting between periods.

Also, in the fourth quarter of 2000, a decision was made to change the management reporting and operational responsibilites for First Penn-Pacific's annuities business. Beginning with the quarter ended March 31, 2001, the financial reporting for First Penn-Pacific's annuities business was included in the Annuities segment. This business was previously managed and reported in the Life Insurance Segment. Earlier periods were restated to aid the comparability of segment reporting between periods.

Prior to 2001, the management of general account investments performed by the Investment Management segment for LNC's U.S. based insurance operations was generally priced on an "at cost" basis. Effective January 1, 2001, substantially all of these internal investment management services were priced on an arms-length "profit" basis.
Under this new internal pricing standard, the Investment Management segment receives approximately 18.5 basis points on certain assets under management. The change in pricing of internal investment management services impacted segment reporting results for the Annuities, Life Insurance, Reinsurance and Investment Management segments, along with Other Operations. Earlier periods were restated to aid the comparability of segment reporting between periods.




The following tables show financial data by segment:
                                                                     Three Months Ended                Year Ended
                                                                          March 31                     December 31
                                    (in millions)                  2001              2000           2000         1999
                                    -------------                  ----              ----           ----         ----
Revenue:
Annuities                                                        $510.4            $548.7       $2,133.7     $2,115.8
Life Insurance                                                    459.6             441.7        1,819.0      1,760.4
Reinsurance                                                       507.7             394.5        1,768.5      1,829.4
Investment Management                                             112.3             125.8          490.3        495.5
Lincoln UK                                                         84.9             112.8          438.2        446.6
Other Operations (includes consolidating adjustments)              23.9              45.7          201.8        156.0
                                                               --------          --------       --------     --------
Total                                                          $1,698.8          $1,669.2       $6,851.5     $6,803.7

Net Income (Loss) before Federal Income Taxes:
Annuities                                                         $95.3            $115.9         $438.0       $368.7
Life Insurance                                                     99.2              91.4          392.7        332.2
Reinsurance                                                        63.4              46.2          176.9         60.6
Investment Management                                               3.5              19.2           58.2         82.5
Lincoln UK                                                         19.6              20.0          (23.7)      (100.1)
Other Operations (includes interest expense)                      (59.9)            (61.7)        (205.8)      (173.9)
                                                               --------          --------       --------     --------
Total                                                            $221.1            $231.0         $836.3       $570.0

Federal Income Taxes (Credits):
Annuities                                                         $15.1             $24.7          $79.4        $77.2
Life Insurance                                                     36.0              33.3          143.4        120.6
Reinsurance                                                        21.2              12.9           54.5         19.5
Investment Management                                               1.5               6.9           21.2         30.9
Lincoln UK                                                          4.8               4.5          (10.5)       (81.9)
Other Operations                                                  (22.0)            (21.3)         (73.1)       (56.7)
                                                               --------          --------       --------     --------
Total                                                             $56.6             $61.0         $214.9       $109.6

Net Income (Loss):
Annuities                                                         $80.2             $91.2         $358.6       $291.5
Life Insurance                                                     63.2              58.1          249.3        211.6
Reinsurance                                                        42.2              33.3          122.4         41.1
Investment Management                                               2.0              12.3           37.0         51.6
Lincoln UK                                                         14.8              15.5          (13.2)       (18.2)
Other Operations (includes interest expense)                      (37.9)            (40.4)        (132.7)      (117.2)
                                                               --------          --------       --------     --------
Net Income before Cumulative Effect of
Accounting Change and Minority Interest in
Consolidated Subsidiary                                           164.5             170.0          621.4        460.4
Cumulative effect of accounting change (after-tax)                 (4.3)               --             --           --
Minority Interest in consolidated subsidiary                         --              (0.2)            --           --
                                                               --------          --------       --------     --------
Net Income                                                       $160.2            $170.2         $621.4       $460.4


                                                                March 31         December 31            December 31
                                          (in millions)             2001                2000                   1999
                                          -------------             ----                ----                   ----
Assets:
Annuities                                                      $55,719.9           $60,267.1              $63,921.0
Life Insurance                                                  18,154.6            17,939.1               16,433.5
Reinsurance                                                      7,000.5             6,972.7                6,757.7
Investment Management                                            1,434.8             1,439.0                1,483.1
Lincoln UK                                                       7,978.7             8,763.7                9,712.8
Other Operations                                                 3,833.9             4,462.5                4,787.6
                                                               ---------          ----------             ----------
Total                                                          $94,122.4           $99,844.1             $103,095.7




7. Earnings Per Share
Per share amounts for net income are shown in the income statement using
1) an earnings per common share basic calculation and 2) an earnings per
common share-assuming dilution calculation.   Reconciliations of the
factors used in the two calculations are as follows:



                                                                               Three Months Ended
                                                                                    March 31
                                                                        2001                          2000
                                                                        ----                          ----
Numerator: [in millions]
Net income
as used in basic calculation                                          $160.2                        $170.2
Dividends on convertible preferred stock                                  *                             *
                                                                     -------                       -------
Net income, as used in diluted calculation                            $160.2                        $170.2
* Less than $100,000.

Denominator: [number of shares]
Weighted-average shares, as used in basic calculation            189,136,796                   193,817,547
Shares to cover conversion of preferred stock                        412,636                       460,058
Shares to cover restricted stock                                      11,865                         2,302
Average stock options outstanding during the period               15,217,256                     5,299,861
Assumed acquisition of shares with assumed proceeds
and tax benefits from exercising stock options
(at average market price during the period)                      (11,805,562)                   (4,375,304)
Average deferred compensation shares                                 727,726                       590,108
                                                                 -----------                   -----------
Weighted-average shares, as used in diluted calculation          193,700,717                   195,794,572



In the event the average market price of LNC's common stock exceeds the issue price of stock options, such options would be dilutive to LNC's earnings per share and will be shown in the table above. Participants in LNC's deferred compensation plans, who select LNC stock for measuring the investment return attributable to their deferral amounts, will be paid out in LNC stock. The obligation to satisfy these deferred compensation plan liabilities is dilutive and is shown in the table above. Also, LNC has purchase contracts outstanding which require the holder to purchase LNC common stock by August 16, 2001. These purchase contracts were issued in conjunction with the FELINE PRIDES financing. The common shares involved are not currently dilutive to LNC's earnings per share and will not be dilutive prior to the August 16, 2001 issuance of LNC stock unless the average market price of LNC's common stock exceeds a stated threshold price of $55.725 per share prior to August 16, 2001.

8. Comprehensive Income



                                                                        Three Months Ended
                                                                              March 31
                                                (in millions)        2001                2000
                                                -------------       -----               -----
Net income                                                         $160.2               170.2
Foreign currency translation                                        (17.8)               (7.2)
Net unrealized gain (loss) on securities                            178.4                54.5
Net unrealized gain on derivatives                                    5.7                  --
Cumulative effect of accounting change                               17.6                  --
                                                                    -----               -----
Comprehensive Income                                               $344.1              $217.5


9. Divestiture
On March 30, 2000, LNC transferred its 49% share of Seguros Serfin Lincoln to its partner, Grupo Financiero Serfin S.A., for $100.5 million. The proceeds included the recovery of LNC's investment which freed up approximately $90.0 million of capital and included interest of $14.1 million ($9.2 million after-tax).

10. Restructuring Charges
During 1998, LNC implemented a restructuring plan relating to the integration of existing life and annuity operations with the new business operations acquired from CIGNA Corporation ("CIGNA"). A second restructuring plan relating to the streamlining of LNC's corporate center operations was also implemented during 1998. The aggregate charges associated with these two unrelated restructuring plans totaled $34.3 million after-tax ($52.8 million pre-tax). The restructuring plan relating to the integration of existing life and annuity operations with the new business operations acquired from CIGNA was completed in the first quarter of 2000 and the restructuring plan relating to the streamlining of LNC's corporate center was completed in the fourth quarter of 2000 except for the on-going payments of rents on abandoned facilities which are expected to continue until the end of 2004.
During the fourth quarter of 2000, $0.5 million (pre-tax) of the original charge was reversed as a reduction in restructuring costs, due primarily to changes in severance and outplacement costs. More employees whose positions were eliminated under the restructuring plan found employment in other areas of LNC than had been originally anticipated; therefore, actual severance and outplacement costs were less than previously estimated. Actual pre-tax costs totaling $34.9 million were expended or written off for the restructuring plan related to the integration of existing life and annuity operations of CIGNA and 211 positions were eliminated under this plan. The $4.1 million of expenditures in excess of the original restructuring plan reserve of $30.8 million were expensed as incurred. Actual pre-tax costs totaling $20.7 million have been expended or written off for the plan related to LNC's Corporate Center and 118 positions have been eliminated under this plan through March 31, 2001. As of March 31, 2001, a balance of $0.8 million remains in the restructuring reserve relating to LNC's Corporate Center.

During 1999, LNC implemented restructuring plans relating to 1) the downsizing and consolidation of the operations of Lynch & Mayer, Inc. ("Lynch & Mayer"), 2) the discontinuance of HMO excess-of-loss reinsurance programs and 3) the streamlining of Lincoln UK's operations. The aggregate charges associated with these three unrelated restructuring plans totaled $21.8 million after-tax ($31.8 million pre-tax). During the fourth quarter of 1999, $3.0 million (pre-tax) of the original charge recorded for the Lynch & Mayer restructuring plan was reversed as a reduction of restructuring costs due primarily to a change in estimate for costs associated with abandoned leased office space. In addition, during the fourth quarter of 1999, $1.5 million (pre-tax) associated with lease terminations was released into income. During the fourth quarter of 2000, the Lynch & Mayer restructuring plan was completed and $0.3 million (pre-tax) of the original charge recorded was reversed as Lynch & Mayer was able to successfully exit certain contracts without any further obligations or penalties. Also, during the fourth quarter of 2000, $1.0 million (pre-tax) of the original charge for the discontinuance of HMO excess-of loss reinsurance programs was reversed due primarily to changes in severance and outplacement costs. More employees whose positions were eliminated under the restructuring plan found employment in other areas of LNC than had been originally anticipated; therefore, actual severance and outplacement costs were less than previously estimated. Actual pre-tax costs totaling $13.6 million were expended or written off and 34 positions were eliminated under the Lynch & Mayer restructuring plan. Actual pre-tax costs totaling $9.1 million have been expended or written off for the HMO excess-of-loss and Lincoln UK restructuring plans and 138 positions have been eliminated under these plans through March 31, 2001. As of March 31, 2001, a balance of $4.8 million remains in the restructuring reserves for these two remaining plans.

During 2000, LNC implemented restructuring plans relating to 1) the downsizing and consolidation of the operations of Vantage Global Advisors, Inc. ("Vantage"), 2) the exit of all direct sales and sales support operations of Lincoln UK and the consolidation of its Uxbridge home office with its Barnwood home office, and 3) the downsizing and consolidation of the investment management operations of Lincoln Investment Management. The Vantage restructuring charge was recorded in the second quarter, the Lincoln UK restructuring was recorded in the third and fourth quarters, and the Lincoln Investment Management restructuring charge was recorded in the fourth quarter of 2000. The aggregate charges associated with all restructuring plans entered into during 2000 totaled $81.8 million after-tax ($107.4 million pre-tax). The component elements of these aggregate pre-tax costs include employee severance and termination benefits of $33.8 million, write-off of impaired assets of $40.9 million and other exit costs of $32.7 million. During the fourth quarter of 2000, $0.6 million (pre-tax) of the original charge recorded for the Vantage restructuring plan was reversed as a reduction of restructuring costs due primarily to changes in estimates associated with severance and abandoned leased office space costs. Actual pre-tax costs totaling $76.1 million have been expended or written off for these plans and 482 positions have been eliminated under these plans through March 31, 2001. As of March 31, 2001, a balance of $31.7 million remains in the restructuring reserves for these plans.

During the first quarter of 2001, LNC recorded a restructuring charge in its Annuities segment of $0.65 million ($1.0 million pre-tax). The objective of this restructuring plan is to consolidate the Syracuse operations of Lincoln Life & Annuity Company of New York into the Annuities segment operations in Fort Wayne, Indiana and Portland, Maine, in order to reduce on-going operating costs and eliminate redundant facilities. This charge was included in Underwriting, Acquisition, Insurance and Other Expenses on the Consolidated Statement of Income for the quarter ended March 31, 2001. The restructuring plan identified the following activities and associated costs to achieve the objectives of the plan: (1) severance and termination benefits of $0.8 million related to the elimination of 30 positions and (2) other costs of $0.2 million related primarily to lease payments on abandoned office space. As of March 31, 2001, all affected employees have been notified, but no employees have yet been severed under the restructuring plan. Expenditures under the plan will begin in the second quarter of 2001 and are expected to be completed by the second quarter of 2002.

Item 2  Management's Discussion and Analysis of Financial Information

Forward Looking Statements - Cautionary Language

The pages that follow review results of operations of LNC Consolidated, LNC's five business segments and "Other Operations;" LNC's consolidated investments; and consolidated financial condition including liquidity, cash flows and capital resources. Historical financial information is presented and analyzed. Where appropriate, factors that may affect future financial performance are identified and discussed. Certain statements made in this report are "forward-looking statements" within the meaning of the Securities Litigation Reform Act of 1995 (the "Act"). Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain words like: "believe", "anticipate", "expect", "estimate", "project", "will", "shall" and other words or phrases with similar meaning. Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from the results contained in the forward-looking statements. These risks and uncertainties include, among others: subsequent significant changes in the company (e.g., acquisitions and divestitures), financial markets (e.g., interest rates and securities markets), legislation (e.g., corporate, individual, estate and product taxation), accounting principles generally accepted in the United States, regulations (e.g., insurance and securities regulations), receipt of regulatory approvals, litigation (e.g., adverse decisions in extracontractual and class action damage cases, new appellate decisions which change the law, unexpected trial court rulings, unavailability of witnesses and newly discovered evidence), debt and claims paying ratings issued by nationally recognized statistical rating organizations, acts of God (e.g., hurricanes, earthquakes and storms), stability of foreign governments in countries that LNC does business, other insurance risks (e.g., policyholder mortality and morbidity) and competition.

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

The discussion that follows focuses on the results of operations for the three months ended March 31, 2001 compared to the results for the three months ended March 31, 2000. Please note that all amounts stated in this "Management's Discussion and Analysis" are on an after-tax basis except where specifically noted as pre-tax.

Within the discussion of the results of operations, reference is made to "Income from Operations". This alternative measure of earnings is defined as "Net income less realized gain (loss) on sale of investments and associated items, gain (loss) on sale of subsidiaries, restructuring charges and cumulative effect of accounting change, all net of taxes".




RESULTS OF CONSOLIDATED OPERATIONS

Summary Financial Results
                                                                  Three Months Ended
                                                                        March 31
                  (in millions)                             2001                      2000
                  -------------                            -----                     -----
Operating Revenue (1)                                   $1,719.5                  $1,670.2
Expenses (including taxes)                               1,540.9                   1,499.8
                                                    ------------              ------------
Income from Operations before Minority Interest
in Consolidated Subsidiary (2)                             178.6                     170.4
Minority Interest in Consolidated Subsidiary                  --                      (0.2)
Income from Operations                                     178.6                     170.6
Realized Gain (Loss) on Investments (after-tax)            (13.4)                     (0.4)
Restructuring Charge (after-tax)                            (0.7)                       --
                                                    ------------              ------------
Income before Cumulative Effect of
Accounting Change                                          164.5                     170.2
Cumulative Effect of Accounting Change (after-tax)          (4.3)                       --
                                                    ------------              ------------
Net Income                                                $160.2                    $170.2

(1) Operating revenue excludes realized gain/(loss) on investments.

(2) Expenses exclude restructuring charges.



LNC has the following business segments: Annuities, Life Insurance, Reinsurance, Investment Management and Lincoln UK. LNC reports operations not directly related to the business segments and unallocated corporate items (i.e., corporate investment income, interest expense on corporate debt, unallocated overhead expenses, and the operations of Lincoln Financial Advisors ("LFA") and Lincoln Financial Distributors ("LFD") in "Other Operations". See "Reorganization of Reporting Segments" below for further discussion of LNC's segment reporting structure.

Net income for the first quarter of 2001 was $160.2 million as compared to $170.2 for the first quarter of 2000. Income from operations for the first quarter of 2001 was $178.6 million, an increase of $8.0 million or 5% from the results for the comparable period in 2000. The increase in income from operations was the result of increased earnings in the Life Insurance and Reinsurance segments. Consolidated operating revenues increased $49.3 million pre-tax or 3% due primarily to increased life premiums in the Reinsurance segment and increased fee income in the Life Insurance segment, resulting from the growth in business over the last few years. The Reinsurance segment also recorded a change in accounting estimate that increased segment revenue by $39.3 pre-tax million in the first quarter of 2001. These increases were partially offset by decreased fee income in the Annuities segment and decreased investment advisory fees in the Investment Management segment resulting from the downturn in the equity markets. In addition, the Lincoln UK segment had a decrease in operating revenue due to a significant decrease in sales volumes in the first quarter of 2001.

Consolidated operating expenses increased by $41.1 million or 3% due primarily to increased benefits expenses in the Reinsurance segment resulting from the growth in business along with higher mortality. The Life Insurance segment also experienced increased expenses due to growth in business. The Investment Management segment had a slight increase in expenses due primarily to salary increases at the end of 2000.
Partially offsetting these increases were decreases in operating expenses in the Annuities and Lincoln UK segments. The Annuities segment experienced more favorable interest crediting rates on fixed
annuities in the first quarter of 2001.   The Lincoln UK segment had
decreased expenses due primarily to lower sales volumes partially offset by increased amortization of deferred acquisition costs. For further discussion of the results of operations see the discussion of the results of operations by segment starting on page 21.

Accounting for Derivative Instruments and Hedging Activities
LNC adopted FAS 133 on January 1, 2001. Upon adoption, the provisions of FAS 133 were applied prospectively. The transition adjustments that LNC recorded upon adoption of FAS 133 on January 1, 2001 resulted in a net loss of $4.3 million after-tax ($6.6 million pre-tax) recorded in net income as a component of realized gains and losses on investments, and a net gain of $17.6 million after-tax ($27.1 million pre-tax) recorded in equity as a component of Other Comprehensive Income ("OCI"). Deferred acquisition costs of $4.8 million were restored and netted against the transition loss on derivatives recorded in net income and deferred acquisition costs of $18.3 million were amortized and netted against the transition gain recorded in OCI. A portion of the transition adjustment ($3.5 million after-tax) recorded in net income upon adoption of FAS 133 was reclassified from the OCI account, Net Unrealized Gain on Securities Available-for-Sale. These transition adjustments are reported in the financial statements as of and for the quarter ending March 31, 2001 as the cumulative effects of a change in accounting principle. (See Note 5 to the consolidated financial statements for further discussion of the accounting for LNC's derivative instruments and hedging activities.)

Reorganization of Reporting Segments
For discussion of the reorganization of the reporting segments effective on January 1, 2001 refer to Note 6 to the consolidated financial statements.

Changes Related to Inter-segment Transactions
For discussion of the changes related to inter-segment transactions that were effective on January 1, 2001 refer to Note 6 to the consolidated financial statements.

Restructuring Charges
During the first quarter of 2001, LNC implemented a restructuring plan related to the consolidation of the Syracuse operations of Lincoln Life & Annuity Company of New York into the Annuities segment operations in Fort Wayne, Indiana and Portland, Maine. The charge associated with this restructuring plan was $0.65 million ($1.0 million pre-tax). The components of the pre-tax costs include $0.8 million for employee severance and termination benefits and other costs of $0.2 million related primarily to lease payments on abandoned office space. For further details regarding this restructuring plan and an update on the status of restructuring plans implemented in 1998, 1999 and 2000 refer to Note 10 to the consolidated financial statements.




RESULTS OF OPERATIONS BY SEGMENT

Annuities

Results of Operations (1)

Three Months Ended March 31 (in millions)                               2001                           2000
-----------------------------------------------------------------------------------------------------------
Income from Operations                                                 $82.3                          $88.5
Realized Gain (Loss)                                                    (1.4)                           2.7
Restructuring Charge (after-tax)                                        (0.7)                            --
                                                                ------------                   ------------
Income before Cumulative Effect of
Accounting Change                                                       80.2                           91.2
Cumulative Effect of Accounting Change                                  (3.6)                            --
                                                                ------------                   ------------
Net Income                                                             $76.6                          $91.2

March 31  (in billions)                                                 2001                           2000
-----------------------------------------------------------------------------------------------------------
Account Values (2)
Variable Annuities                                                     $34.7                          $44.6
Fixed Annuities                                                         16.6                           17.6
Reinsurance Ceded                                                       (1.1)                          (1.3)
                                                                ------------                   ------------
Total Fixed Annuities                                                   15.5                           16.3
Total Account Values                                                   $50.2                          $60.9


(1) The 2000 data was restated from the prior year due to the following changes which were effective on January 1, 2001: 1) management and reporting of First Penn-Pacific's ("First Penn") annuities business was moved from the Life Insurance segment to the Annuities segment; 2) certain revenues and costs associated with the wholesale distribution of First Penn annuities were moved to LFD under "Other Operations" and a transfer pricing arrangement was established between LFD and the Annuities segment to compensate LFD for sales; and 3) a change in pricing of the management of general account investments performed by the Investment Management segment to a "for profit" basis from the previously reported "at cost" basis.

(2) Account values for 2000 were restated from the prior year due to the change in reporting of First Penn's annuities business from the Life Insurance segment to the Annuities segment effective January 1, 2001.

The Annuities segment reported net income of $76.6 million for the first three months of 2001 as compared to $91.2 million for the first three months of 2000. Income from operations for the first three months of 2001 was $82.3 million, a decrease of $6.2 million or 7% from the results for the comparable period in 2000. The decrease in net income and income from operations for the first quarter of 2001 as compared to the first quarter of 2000 was driven primarily by the decrease in the equity markets in the first quarter of 2001. The poor performance of the equity markets had a three-fold impact on the Annuities segment.
Fee income earned on variable annuity accounts, amortization of deferred acquisition costs and reserves for Guaranteed Minimum Death Benefits on individual annuity contracts had negative variances in the first quarter of 2001 compared to the first quarter of 2000. Fee income on variable annuities is recorded daily based on account values. During the first quarter of 2001, the average variable annuity account values were lower by $4.1 billion from the comparable quarter in 2000. In addition to the market impact, average variable annuity accounts were lower as a result of net cash outflows in the first quarter of 2001(see below for further discussion of cash flows). Poor equity market performance also contributed to changes in the amortization of deferred acquisition costs on the variable annuity block of business which resulted in additional expense. Finally, the equity market decline contributed to an increase in benefits paid and increased reserve requirements for Guaranteed Minimum Death Benefits on individual annuity contracts. With the significant decline in the equity markets, the difference between the account value and the guaranteed amount widened substantially causing an increase in the reserve requirements. The negative variances noted above for the first quarter of 2001 were partially offset by improved fixed annuity account investment spread. Investment performance improved and overall interest-crediting rates were more favorable in the first quarter of 2001.




Cash Flows (1)

The Annuities segment's product cash flows were as follows:

Three Months Ended March 31 (in billions)                      2001                          2000
-------------------------------------------------------------------------------------------------
Variable Annuity Deposits                                      $0.9                          $0.8
Variable Annuity Withdrawals                                   (1.3)                         (1.2)
                                                        -----------                   -----------
Variable Annuity Net Flows                                     (0.4)                         (0.4)
Fixed Annuity Deposits                                          0.6                           0.6
Fixed Annuity Withdrawals                                      (0.8)                         (0.9)
                                                        -----------                   -----------
Fixed Annuity Net Flows                                        (0.2)                         (0.3)

Total Annuity Net Flows                                       $(0.6)                        $(0.7)

Incremental Deposits (2)                                       $1.2                          $1.3


(1) Cash flows for 2000 were restated from the prior year due to the change in reporting of First Penn's annuities business from the Life Insurance segment to the Annuities segment effective January 1, 2001.

(2) Incremental Deposits represent gross deposits reduced by transfers from other Lincoln Annuity products.

In the first quarter of 2001, the Annuities segment experienced a continuation of the trend of net cash outflow that was noted in the 2000 Form 10-K. For the first quarter of 2001, total annuity deposits were $1.5 billion and withdrawals were $2.1 billion, resulting in net cash outflow of $0.6 billion. For the first quarter of 2000, total annuity deposits were $1.4 billion and withdrawals were $2.1 billion, resulting in net cash outflow of $0.7 billion. Gross deposits grew by $61 million or 4% between periods and withdrawals improved by $48 million or 2% between periods. Incremental deposits were $1.219 billion in the first quarter of 2001, a decrease of $0.073 billion or 6% from the first quarter of 2000. Incremental deposits represent gross deposits reduced by transfers from other Lincoln Annuity products.

The improvement in net cash outflow in the first quarter of 2001 shows progress towards the ultimate goal of having positive cash flow by the fourth quarter of 2001. There has now been improvement in net cash outflow during the last three quarters. This quarter's progress was particularly positive in light of the extremely volatile equity markets. This improvement was largely attributable to deposits in the employer-sponsored markets resulting from large case rollovers and higher regular cash flows in the Alliance program.

LNC gained some momentum and is continuing to move forward with its two-pronged approach to achieving net positive cash flows, i.e., retention of assets and growth of new deposits. Key components of this effort are still to come. The second quarter 2001 will mark the roll-out of LNC's innovative Income4Life (patent pending) solution that will be offered on its manufactured individual variable annuities. Obtaining SEC approval of the exemptive relief filings on LNC's American Legacy I and II product lines and the filing of exemptive relief on LNC's Multi-Fund[R] product lines are also second quarter 2001 objectives.





Life Insurance

Results of Operations (1)

Three Months Ended March 31 (in millions)                      2001                          2000
-------------------------------------------------------------------------------------------------
Income from Operations                                        $68.6                         $60.4
Net Income                                                    $62.9                         $58.1

First Year Premiums (by Product):
Universal Life                                                $56.5                         $71.0
Variable Universal Life                                        53.5                          41.9
Whole Life                                                      4.1                           3.8
Term                                                            7.7                          14.4
Corporate Owned Life Insurance ("COLI")                         7.1                          12.7
                                                        -----------                   -----------
Total First Year Premiums                                    $128.9                        $143.8


March 31  (in billions)                                        2001                          2000
-------------------------------------------------------------------------------------------------
Account Values
Universal Life                                                 $7.1                          $6.7
Variable Universal Life                                         1.6                           1.8
Interest-Sensitive Whole Life                                   2.1                           2.0
                                                        -----------                   -----------
Total Life Insurance Account Values                           $10.8                         $10.5

In-Force - Face Amount
Universal Life and Other                                     $116.7                        $108.8
Term Insurance                                                102.5                          92.9
                                                        -----------                   -----------
Total In-Force                                               $219.2                        $201.7


(1) The 2000 data was restated from the prior year due to the following changes which were effective on January 1, 2001: 1) management and reporting of First Penn-Pacific's ("First Penn") annuities business was moved from the Life Insurance segment to the Annuities segment; 2) certain revenues and costs associated with the wholesale distribution of the Life Insurance segment's insurance products were moved to LFD under "Other Operations" and a transfer pricing arrangement was established between LFD and the Life Insurance segment to compensate LFD for sales; and 3) a change in pricing of the management of general account investments performed by the Investment Management segment to a "for profit" basis from the previously reported "at cost" basis.

The Life Insurance segment reported net income of $62.9 million for the first three months of 2001 as compared to $58.1 million for the first three months of 2000. Income from operations for the first three months of 2001 was $68.6 million, an increase of $8.2 million or 14% over the results for the comparable period in 2000. The increase in net income and income from operations for the first quarter of 2001 as compared to the first quarter of 2000 was attributable to strong growth in life insurance in-force along with prudent expense management. Life insurance in-force grew to $219.2 billion at the end of the first quarter of 2001, a $17.5 billion or 9% increase over the prior year quarter amount. This increase was due to strong sales growth over the last year.

Sales in the first quarter of 2001 were down compared to the prior year quarter. First year premiums for the first quarter of 2001 were $128.9 million, a 10% decrease from the first quarter of 2001. Sales of universal life ("UL"), term life and corporate owned life insurance ("COLI") products lagged the prior year quarter. An enhanced single life UL product was introduced in March of 2001 and is expected to bolster UL sales in the second quarter of 2001. Term life sales in the first quarter of 2000 were impacted by sales of policies underwritten before the implementation of the Valuation of Life Insurance Model Regulation ("Regulation XXX") in the first quarter of 2001. Regulation XXX requires companies to increase reserves related to certain term life insurance policies; the resulting increase to reserves is passed on to the policyholder through higher premiums. As a result, there was a significant rush of business before the resulting price increase went into effect. COLI sales do not occur in a steady pattern, rather sales occur as cases close. Partially offsetting the decreased sales levels noted above was an increase in variable universal life ("VUL") sales of 28% over the prior year quarter. This improvement was driven by the successful results of LNC's newly offered survivorship product launched in the second quarter of 2000.

Account values of $10.8 billion at March 31, 2001 were relatively consistent with account values of $10.5 billion at March 31, 2000. Positive cash flows over the last year were partially offset by market depreciation on VUL products resulting from the depressed equity markets experienced over the last two quarters. VUL account values represent 15% of total life insurance account values.





Reinsurance

Results of Operations (1)

Three Months Ended March 31 (in millions)                      2001                          2000
-------------------------------------------------------------------------------------------------
Financial Results by Source:
Individual Markets                                            $39.5                         $19.2
Group Markets                                                   2.5                           1.0
Financial Reinsurance                                           3.7                           7.2
Other                                                          (1.1)                         (1.7)
                                                        -----------                   -----------
Income from Operations, excluding Exited Businesses            44.6                          25.7
Exited Businesses                                               2.2                           6.4
                                                        -----------                   -----------
Income from Operations                                        $46.8                         $32.1
Net Income                                                    $42.0                         $33.3
Risk Premium (2)                                             $229.0                        $152.9
Individual Life Sales - Face Amount (in billions)             $30.9                         $30.0


March 31  (in billions)                                        2001                          2000
-------------------------------------------------------------------------------------------------
Individual and Group Life Insurance In-Force
Face Amount                                                  $453.4                        $358.4


(1) The 2000 data was restated from the prior year due to a change in pricing of the management of general account investments performed by the Investment Management segment to a "for profit" basis from the previously reported "at cost" basis. This change was effective on January 1, 2001.

(2) Risk premium is an internal measure used to gauge the earnings power of the Individual Markets business unit and is equal to total operating revenue less commissions, investment income on surplus, and that portion of revenue required to fund policy reserves. The risk premium for the first quarter of 2001 includes the effect of the change in estimate for premiums receivable.

The Reinsurance segment ("Lincoln Re") reported net income of $42.0 million for the first three months of 2001 as compared to $33.3 million for the first three months of 2000. Income from operations for the first three months of 2001 was $46.8 million, an increase of $14.7 million or 46% over the results for the comparable period in 2000. The increase in net income and income from operations for the first quarter of 2001 was primarily attributable to a change in accounting estimate in the individual markets line of business. Lincoln Re refined its estimate of due and unpaid premiums on its client-administered individual life reinsurance business. As a result of the significant growth in the individual life reinsurance business generated in recent years, Lincoln
Re initiated a review of the block of business in the last half of 2000. An outgrowth of that analysis resulted in a review of the estimation of premiums receivable for due and unpaid premiums on client-administered business. During the first quarter of 2001, Lincoln Re completed the review of this matter, and concluded that enhanced information flows and refined actuarial techniques provided a basis for a more precise estimate of premium receivables on this business. As a result, Lincoln Re recorded income of $25.5 million ($39.3 million pre-tax) related to periods prior to 2001. In addition, due to an increase in premium receivable that occurred during the first quarter of 2001, earnings increased by $1.8 million relative to the prior years' quarter. Earnings also improved between periods in the group markets line of business as a result of higher investment income and lower loss ratios in the employer stop-loss business.

Partially offsetting these improved results between quarters was decreased earnings in individual markets as a result of higher mortality. Excluding the one-time pick-up of premium noted above, the actual to expected loss ratio was 107.7% for the first quarter of 2001 as compared to 99.5% in the first quarter of 2000. The deterioration in mortality can be attributed to a higher than normal number of large claims on seasoned business. The range of duration of these policies was between three and 19 years. These instances, therefore, are not indicative of an underwriting issue on new business. Excluding the excess large cases from the loss ratio calculation, the ratio would have been 97.4% for the first quarter of 2001.

The financial reinsurance line of business experienced a decrease in earnings as a result of the non-renewal of two large reinsurance deals in Japan during the first quarter of 2001. In addition, exited businesses had a decrease in earnings of $4.2 million between quarters as a result of offsetting items. In the first quarter of 2000, LNC transferred its 49% share of Seguros Serfin Lincoln to its partner, Grupo Financiero Serfin, for $100.5 million. The proceeds included the recovery of LNC's investment along with interest of $9.2 million ($14.1 million pre-tax). The disability income and personal accident lines of business had reduced earnings between periods of $4.8 million as result of lower investment income in the first quarter of 2001 and a tax adjustment that positively impacted earnings in the first quarter of 2000. Partially offsetting these negative variances between periods was an increase in reserves in the first quarter of 2000 for the HMO excess-of-loss and group carrier medical lines of business related to the 1999 underwriting year.
Earnings improved by $10.2 million in the first quarter of 2001 due to the absence of this item.



Investment Management

Results of Operations (1)

Three Months Ended March 31 (in millions)                      2001                          2000
-------------------------------------------------------------------------------------------------
Total Investment Advisory Fees                                $72.6                         $81.0
Income from Operations                                          2.4                          12.4

Net Income                                                     $2.0                         $12.3


March 31  (in billions)                                        2001                          2000
-------------------------------------------------------------------------------------------------
Assets Under Management:
Retail - Equity                                               $18.0                         $24.1
Retail - Fixed                                                  6.6                           7.0
                                                        -----------                   -----------
Total Retail                                                   24.6                          31.1

Institutional - Equity                                        $17.3                         $20.3
Institutional - Fixed                                           5.9                           6.9
                                                        -----------                   -----------
Total Institutional                                            23.2                          27.2

Insurance Assets                                              $36.3                         $35.5
                                                        -----------                   -----------
Total Assets Under Management                                 $84.1                         $93.8


(1) The 2000 data was restated from the prior year due to the following changes which were effective on January 1, 2001: 1) certain revenues and costs associated with the wholesale distribution of the Investment Management segment's retail investment products were moved to LFD under "Other Operations" and a transfer pricing arrangement was established between LFD and the Investment Management segment to compensate LFD for sales and asset retention; and 2) a change in pricing of the management of general account investments performed by the Investment Management segment to a "for profit" basis from the previously reported "at cost" basis.

The Investment Management segment reported net income of $2.0 million for the first three months of 2001 as compared to $12.3 million for the first three months of 2000. Income from operations for the first three months of 2001 was $2.4 million, a decrease of $10.0 million or 81% from the comparable period in 2000. The decrease in net income and income from operations for the first quarter of 2001 as compared to the first quarter of 2000 was primarily attributable to lower investment advisory fees and to a lesser extent increased expenses.

Investment advisory fees relating to external assets under management decreased $10.7 million due to a decrease in both retail and institutional assets under management. Retail assets under management were $24.6 billion at the end of the first quarter of 2001 as compared to $31.1 billion at the end of the first quarter of 2000. The decrease in retail assets under management was primarily the result of market depreciation along with modest net cash outflows. Institutional assets under management were $23.2 billion at the end of the first quarter of 2001 as compared to $27.2 billion at the end of the first quarter of 2000. The decrease in institutional assets under management was the result of net cash outflows along with market depreciation.

Expenses increased 2% from the prior year quarter as a result of year-end salary increases, increased rent expense and higher deferred broker commission. Although the Investment Management segment has made significant investments in upgrading talent and revamping investment processes over the last year, expenses have remained relatively flat as a result of effective expense management.




Cash Flows

The Investment Management segment's net cash flows were as follows:

Three Months Ended March 31 (in billions)                      2001                          2000
-------------------------------------------------------------------------------------------------
Retail:
Equity Sales                                                   $0.9                          $1.2
Equity Redemptions and Transfers                               (1.0)                         (1.6)
                                                        -----------                   -----------
Net Flows                                                      (0.1)                         (0.4)

Fixed Sales                                                     0.2                           0.1
Fixed Redemptions and Transfers                                (0.2)                         (0.6)
Net Flows                                                        --                          (0.5)

Total Retail Net Flows                                         (0.1)                         (0.9)
                                                        -----------                   -----------
Institutional:
Equity Inflows                                                  0.9                           0.9
Equity Withdrawals and Transfers                               (1.2)                         (3.3)
                                                        -----------                   -----------
Net Flows                                                      (0.3)                         (2.4)

Fixed Inflows                                                   0.3                           0.2
Fixed Withdrawals and Transfers                                (0.4)                         (0.4)
                                                        -----------                   -----------
Net Flows                                                      (0.1)                         (0.2)
                                                        -----------                   -----------
Total Institutional Net Flows                                  (0.4)                         (2.6)
                                                        -----------                   -----------
Total Retail and Institutional Net Flows                      $(0.5)                        $(3.5)


Net retail and institutional cash flows showed significant improvement in the first quarter of 2001 as compared to the first quarter of 2000. Net retail cash outflows for the first quarter of 2001 were $0.1 billion, an improvement of $0.8 billion or 89% over the comparable quarter in 2000. Net institutional cash outflows for the first quarter of 2001 were $0.4 billion, an improvement of $2.2 billion or 85% over the comparable quarter in 2000. These results are particularly important in light of the declining equity markets. Management believes this improvement in net cash flows was partially the result of a continuing improvement in investment performance. The relative performance of 14 of the Investment Management segment's 25 largest retail funds were in the top half of their respective Lipper universes for the 12 months ended March 31, 2001, up from 12 for the year ended December 31, 2000 and eight for the 12 months ended March 31, 2000. On the institutional side, eight of 13 institutional asset classes managed exceeded their benchmarks for the trailing 12 months ended March 31, 2001, which was flat with the trailing 12 months ended March 31, 2000. These results were down from the results for the 12 months ended December 31, 2000 when all 13 institutional classes managed exceeded their benchmarks. The short-term benefit of the improved investment performance is seen in the improved retention of assets between periods. Retention (i.e., reduction in redemptions, withdrawals and transfers) was the key factor in improving overall net cash outflows between periods.





Lincoln UK

Results of Operations

Three Months Ended March 31 (in millions)                      2001                          2000
-------------------------------------------------------------------------------------------------
Income from Operations                                        $14.4                         $15.7
Net Income                                                    $14.8                         $15.5


March 31  (in billions)                                        2001                          2000
-------------------------------------------------------------------------------------------------
Unit-Linked Assets                                             $5.7                          $7.0
Individual Life Insurance In-Force                            $21.9                         $26.5


The Lincoln UK segment reported net income of $14.8 million for the first three months of 2001 as compared to $15.5 million for the first three months of 2000. Income from operations for the first three months of 2001 was $14.4 million, a decrease of $1.3 million or 8% from the results for the comparable period in 2000. The decrease in net income and income from operations was primarily attributable to reduced fee income on unit-linked assets which resulted from the declining equity
markets in the United Kingdom ("UK").   In addition, a change in
persistency assumptions governing the amortization of deferred acquisition costs caused an increase in amortization expense. On an on-going basis Lincoln UK evaluates its persistency assumptions as they relate to its existing block of business. Although sales volumes are down significantly from the first quarter of 2000 as a result of the third quarter 2000 decision to transfer the sales force and cease writing new business in the UK through direct sales distribution, overall benefits expenses and volume-related expenses are down as well.




Other Operations

Results of Operations (1)

Three Months Ended March 31 (in millions)                      2001                          2000
-------------------------------------------------------------------------------------------------
Financial Results by Source
LFA                                                           $(6.8)                        $(7.4)
LFD                                                            (6.9)                         (3.3)
LNC Financing                                                 (22.4)                        (21.7)
Other Corporate                                                 0.2                          (6.1)
                                                        -----------                   -----------
Income (Loss) from Operations                                $(35.9)                       $(38.5)

Net Income (Loss)                                            $(38.1)                       $(40.2)


(1) The 2000 data was restated from the prior year due to the following changes which were effective on January 1, 2001: 1) certain revenues and costs associated with the wholesale distribution of First Penn's annuities, the Life Insurance segment's insurance products and the Investment Management segment's retail investment products were moved to LFD under "Other Operations" and transfer pricing arrangements were established between LFD and the Annuities, Life Insurance and Investment Management segments to compensate LFD for related sales and asset retention; and 2) a change in pricing of the management of general account investments performed by the Investment Management segment to a "for profit" basis from the previously reported "at cost" basis.

Other Operations reported a net loss of $38.1 million for the first three months of 2001 as compared to a loss of $40.2 million for the first three months of 2000. Loss from operations for the first three months of 2001 was $35.9 million, positive variance of $2.6 million or 7% over the comparable period in 2000.

The positive variances in net loss and loss from operations for the first quarter of 2001 were primarily attributable to the Other Corporate line. In the first quarter of 2000, there were offsetting litigation items that created a loss from operations in Other Corporate of $2.6 million. In addition, there was a $1.5 million loss related to AnnuityNet in the first quarter of 2000. There was no activity in the first quarter of 2001, because AnnuityNet is now accounted for using the equity method of accounting. LNC has recognized total losses for AnnuityNet up to the amount of its investment. Therefore, there will be no activity until AnnuityNet has earnings. The remaining improvement in Other Corporate is due to branding expenses in excess of the amount allocated to the business units in the first quarter of 2000. The decrease in the loss for LFA was due primarily to decreased benefits costs.

Partially offsetting the positive variances to the first quarter of 2000 noted above was an increased loss of $3.6 million by LFD. LFD had an increased loss due to decreased sales attributed to the turbulent equity markets. In addition, LFD made significant investments in new wholesalers during the first quarter of 2001. This should bode well for future sales growth and profitability.




CONSOLIDATED INVESTMENTS

March 31  (in billions)                                        2001                          2000
-------------------------------------------------------------------------------------------------
Total Assets Managed                                         $124.2                        $141.3
Mean Invested Assets (cost basis)                            $37.23                        $38.24


Three Months Ended March 31 (in millions)                      2001                          2000
-------------------------------------------------------------------------------------------------
Adjusted Net Investment Income (pre-tax) (1)                 $674.2                        $712.6

Investment Yield (ratio of pre-tax net investment
income to mean invested assets)                                7.24%                         7.45%


(1) Includes tax-exempt income.

The total investment portfolio increased $376 million in the first three months of 2001. This is the result of purchases of investments from cash flow generated by the business segments and an increase in the fair value of securities available-for-sale.

The quality of LNC's fixed maturity securities portfolio as of March 31, 2001 was as follows:

Treasuries and AAA      20.3%                    BBB                  33.6%
AA                       6.8%                     BB                   4.0%
A                       32.1%           Less than BB                   3.2%

As of March 31, 2001, $2.0 billion or 7.2% of fixed maturity securities was invested in below investment grade securities (less than BBB). This represents 5.6% of the total investment portfolio. The interest rates available on these below investment grade securities are significantly higher than are available on other corporate debt securities. Also, the risk of loss due to default by the borrower is significantly greater with respect to such below investment grade securities because these securities are generally unsecured, often subordinated to other creditors of the issuer and issued by companies that usually have high levels of indebtedness. LNC attempts to minimize the risks associated with these below investment grade securities by limiting the exposure to any one issuer and by closely monitoring the credit worthiness of such issuers. During the three months ended March 31, 2001, the aggregate cost of such investments purchased was $12.4 million. Aggregate proceeds from such investments sold were $12.1 million, resulting in a net realized pre-tax gain at the time of sale of $0.4 million.

LNC's entire fixed maturity and equity securities portfolio is classified as "available-for-sale" and is carried at fair value. Changes in fair value, net of related deferred acquisition costs, amounts required to satisfy policyholder commitments and taxes, are charged or credited directly to shareholders' equity.

As of March 31, 2001, mortgage loans on real estate and real estate represented 13% and 1% of LNC's total investment portfolio, respectively. As of March 31, 2001, the underlying properties supporting the mortgage loans on real estate consisted of 33.7% in commercial office buildings, 28.8% in retail stores, 13.1% in apartments, 13.8% in industrial buildings, 6.3% in hotels/motels and 4.3% in other. In addition to the dispersion by property type, the mortgage loan portfolio is geographically diversified throughout the United States.

The following summarizes key information on mortgage loans:



                                                                    March 31             December 31
                                           (in millions)                2001                    2000
                                           -------------            --------             -----------
Total Portfolio (net of reserves)                                   $4,641.2                $4,663.0

Mortgage loans two or more payments
delinquent (including in process of
foreclosure)                                                             5.1                     7.6
Restructured loans in good standing                                      4.0                     4.1
Reserve for mortgage loans                                               3.5                     4.9


Fixed maturity securities available-for-sale, mortgage loans on real estate and real estate that were non-income producing for the three months ended March 31, 2001 were not significant.

Net Investment Income

Net investment income decreased $37.4 million (pre-tax) or 5.3% when compared with the first three months of 2000. This decrease was the result of a decrease in the overall yield on investments from 7.31% (exclusive of interest income on Seguros Serfin Lincoln) to 7.24% and a 3% decrease in mean invested assets (all calculations on a cost basis). In addition, in the first quarter of 2000, LNC recognized interest income of $14.1 million (pre-tax) upon the transfer of Seguros Serfin Lincoln.

Realized Gains and Losses on Investments

The first three months of 2001 had realized losses on investments of $20.7 million (pre-tax) compared to realized losses of $1.0 million (pre-tax) for the first three months of 2000. These losses are net of related deferred acquisition costs and expenses. Securities available-for-sale that were deemed to have declines in fair value that are other than temporary were written down. Also, when the underlying value of the property is deemed to be less than the carrying value, LNC records write-downs and allowances on select mortgage loans on real estate, real estate and other investments. The increase in losses between periods was due primarily to an increase in the write-down of securities available-for-sale.

The pre-tax write-downs of securities available-for-sale for the first three months of 2001 and 2000 were $62.8 million and $14.2 million, respectively. The fixed maturity securities to which write-downs apply were generally of investment grade quality at the time of purchase, but were classified as "below investment grade" at the time of the write-downs. During the first three months of 2001, LNC released $1.4 million in reserves on real estate and mortgage loans on real estate compared to reserves released of $0.5 million for the first three months of 2000. Net write-downs and reserve releases for all investments for the three months ended March 31, 2001 and 2000 were $61.4 million and $13.7 million, respectively.


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

The consolidated statements of cash flows on page 7 indicates that operating activities provided cash of $355.3 million during the first three months of 2001. This statement also classifies the other sources and uses of cash by investing activities and financing activities and discloses the total amount of cash available to meet LNC's obligations.

Although LNC generates adequate cash flow to meet the needs of its normal operations, periodically LNC may issue debt or equity securities to fund internal expansion, acquisitions, investment opportunities and the retirement of LNC's debt and equity. As of March 31, 2001, LNC has a shelf registration with an unused balance of $825 million that would allow LNC to issue a variety of securities, including debt, preferred stock, common stock and hybrid securities. Finally, cash funds are available from LNC's revolving credit agreements which provide for borrowing up to $700 million.

Transactions such as those described in the preceding paragraph that have occurred in the first three months of 2001 include the purchase and retirement of 3,550,000 shares of common stock at a cost of $151.8 million. During the three months ended March 31, 2001, the remaining amount ($53.4 million) of the May 1999 board authorization to repurchase $500 million of common stock was used and $98.4 million under the November 2000 board authorization to repurchase $500 million was used. At March 31, 2001, the remaining amount under the November 2000 board authorization was $401.6 million.

LNC's insurance subsidiaries are subject to certain insurance department regulatory restrictions as to the transfer of funds and payment of dividends to the holding company. Generally, these restrictions pose no short-term liquidity concerns for the holding company. However, as discussed in detail within Note 5 to the consolidated financial statements, the acquisition of two blocks of business in 1998 placed further restrictions on the ability of LNC's primary insurance subsidiary, Lincoln National Life Insurance Company ("Lincoln Life"), to declare and pay dividends. As a result of these acquisitions and dividends declared, Lincoln Life's statutory earned surplus is negative. It is necessary for Lincoln Life to obtain the prior approval of the Indiana Insurance Commissioner before paying any dividends to LNC until such time its statutory earned surplus is positive. The time-frame for statutory earned surplus to return to a positive position is dependent upon future statutory earnings and dividends paid by Lincoln Life. Although no assurance can be given that additional dividends to LNC will be approved, during the first quarter of 2001 and during the year ended December 31, 2000, Lincoln Life received regulatory approval and paid extraordinary dividends totaling $150 million and $420 million, respectively, to LNC. In the event such approvals are not obtained, management believes that LNC can obtain the funds required to satisfy its obligations from its existing credit facilities and other sources.

LNL is recognized as an accredited reinsurer in the state of New York, which effectively enables it to conduct reinsurance business with unrelated insurance companies that are domiciled in the state of New York. As a result, in addition to regulatory restrictions imposed by the state of Indiana, LNL is also subject to the regulatory requirements that the State of New York imposes upon accredited reinsurers.

The National Association of Insurance Commissioners revised the Accounting Practices and Procedures Manual in a process referred to as
Codification. The revised manual was effective January 1, 2001.   The
domiciliary states of LNC's U.S. insurance subsidiaries have adopted the provisions of the revised manual. The revised manual has changed, to some extent, prescribed statutory accounting practices and has resulted in changes to the accounting practices that LNC's U.S. insurance subsidiaries use to prepare their statutory-basis financial statements. The impact of these changes to LNC and its U.S. insurance subsidiaries' statutory-based capital and surplus as of January 1, 2001 was not significant.

Total shareholders' equity increased $142.3 million in the first three months of 2001. Excluding the increase of $201.7 million related to an increase in the unrealized gain on securities available-for-sale and derivative instruments and the cumulative effect of accounting change related to derivative instruments, shareholders equity decreased $59.4 million. This decrease was the net result of decreases of $151.8 million for the repurchase of common shares, $17.8 million for the cumulative foreign currency translation adjustment and $58.0 million for the declaration of dividends to shareholders partially offset by increases of $160.2 million from net income and $8.0 million from the issuance of common stock related to benefit plans.

As of March 31, 2001, LNC's senior debt ratings were Moody's at A3 ("Upper Medium Grade"), Standard and Poor's at A- ("Strong"), Fitch at A+ ("Strong") and A.M. Best at a ("Strong"), and LNC's commercial paper ratings included Moody's at P-2 ("Strong"), Standard and Poor's at A-2 ("Satisfactory") and Fitch at F-1 ("Very Strong"). In October of 2000, Moody's downgraded LNC's senior debt from A2 ("Upper Medium Grade") to A3 ("Upper Medium Grade") and LNC's commercial paper from P-1 ("Superior") to P-2 ("Strong"). Although there are less investors for A-2/P-2 commercial paper, through March 31, 2001, liquidity has not been adversely impacted as a result of the downgrade. LNC can draw upon alternative short-term borrowing facilities such as revolving lines of bank credit.

Based on historical trends, management expected the short-term borrowing rate on the issuance of commercial paper to increase approximately 0.20% per annum as a result of the downgrade by Moody's. From late December 2000 through early January 2001, LNC experienced periods of greater volatility in commercial paper borrowing rates as an A2/P2 issuer with the spread above A1/P1 rates ranging from 0.25% to 0.50%. LNC's commercial paper rates have since normalized to their historical spread above A1/P1 of 0.20%.

As of March 31, 2001, Lincoln National (UK) PLC's commercial paper ratings were Standard and Poor's at A-2 ("Satisfactory") and Moody's at P-2 ("Strong"). In March of 2001, Standard and Poor's affirmed Lincoln National (UK) PLC's commercial paper rating at A-2. In October of 2000, Moody's downgraded Lincoln National (UK) PLC from P-1 ("Superior") to P-2 ("Strong"). When Standard and Poor's lowered its rating of Lincoln National (UK) PLC's commercial paper in November of 1999, the market treated Lincoln UK like a A-2/P-2 issuer rather than one with a split rating and its borrowing rate went up at that time by approximately 0.20% per annum. Management did not expect any incremental costs as a result of the latest downgrade by Moody's, but in January 2001, conditions changed in the A-2/P-2 commercial paper market making it more difficult for Lincoln UK as well as all other A-2/P-2 issuers to issue commercial paper. As a result, when Lincoln UK has been able to issue commercial paper, it has experienced up to a 0.10% per annum increase in its borrowing rate. Until conditions improve, Lincoln UK can draw upon alternative short-term borrowing facilities in the form of bank loans which will cause an increase in the borrowing rate of approximately 0.15% per annum.

Contingencies

See Note 5 to the consolidated financial statements for information regarding contingencies

Item 3  Quantitative and Qualitative Disclosure of Market Risk

LNC provided a discussion of its market risk in its 2000 Annual Report. This discussion was included on pages 62 through 69 of the Annual Report and was incorporated by reference to Item 7A, Part II of LNC's Form 10-K for the year ended December 31, 2000. As noted previously, LNC adopted FAS 133, "Accounting for Derivative Instruments and Hedging Activities" on January 1, 2001. During the first quarter of 2001, there was no substantive change to LNC's market risk. The following is a discussion of changes to LNC's derivative positions.

Derivatives

As discussed in Note 7 to the consolidated financial statements for the year ended December 31, 2000 (see pages 100 through 102 of LNC's 2000 Annual Report which were incorporated by reference to Item 8 of LNC's Form 10-K for the year ended December 31, 2000), LNC has entered into derivative transactions to reduce its exposure to fluctuations in interest rates, the widening of bond yield spreads over comparable maturity U.S. Government obligations, credit risk, foreign exchange risk and fluctuations in the S&P index. In addition, LNC is subject to risks associated with changes in the value of its derivatives; however, such changes in value are generally offset by changes in the value of the items being hedged by such contracts. Modifications to LNC's derivative strategy are initiated periodically upon review of the Company's overall risk assessment. During the first three months of 2001, the more significant changes in LNC's derivative positions are as follows:

1. Decreased its use of interest rate cap agreements that are used to hedge its annuity business from the effect of fluctuating interest rates from 1.6 billion notional to 1.3 billion notional. The decrease in notional is a result of expirations and resulted in a recognized loss of $0.03 million.

2. Decreased its use of interest rate swaps hedging variable rate bonds by 48.6 million notional, resulting in a total notional of 348.2 million. These interest rate swap agreements convert floating rate bond coupon payments into a fixed rate of return. Of the 48.6 million notional decrease, 7.0 million notional was terminated resulting in a recognized gain of $0.2 million and 41.6 million notional expired. No gain or loss was recognized as a result of the expirations. LNC also decreased it use of forward starting interest rate swaps to hedge the forecasted purchase of assets by 282.9 million notional, resulting in a total remaining notional of 28.6 million. These terminations resulted in a $33.3 million gain recorded in other comprehensive income under FAS 133. The gain will be recognized in income over the life of the purchased assets. These swap agreements protect LNC from falling interest rates.

3. Increased its use of foreign currency swaps from 37.5 million notional to 118.4 million notional. These foreign currency swap agreements are part of a hedging strategy. LNC owns various foreign issue securities. Interest payments from these securities are received in a foreign currency and then swapped into U.S. dollars.

4. Entered into foreign exchange forward contracts in the amount of
110.7 million notional that are hedging LNC's exposure to currency fluctuation associated with its issuance of non-Sterling commercial paper in Europe. A total of 107.8 million notional was terminated resulting in no gain or loss.

5. Increased its use of S&P 500 index call options from 183.3 million notional to 189.6 million notional. New options in the amount of 27.7 million were entered into during the quarter. A total of 21.4 million notional was terminated, resulting in a $1.2 million loss. These call options continue to offset LNC's increased liabilities resulting from certain reinsurance agreements which guarantee payment for a specified portion of the appreciation of the S&P 500 index on certain underlying annuity products.

6. Entered into an additional 0.5 million call options on an equal number of shares of LNC stock, resulting in a total of 1.1 million call options on an equal number of shares of LNC stock. These call options are hedging the expected increase in liabilities arising from stock appreciation rights granted on LNC stock. Additional stock appreciation rights were granted to LNC agents during the first quarter 2001.

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

(Note: The number preceding the exhibit corresponds to the specific number within Item 601 ofRegulation S-K.)

12  Historical Ratio of Earnings to Fixed Charges

(b) Financial Report for the year ended December 31, 2000, as filed with the Securities and Exchange Commission on Form 8-K on February 8, 2001.


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

LINCOLN NATIONAL CORPORATION

By /S/ Richard C. Vaughan
   ----------------------
Richard C. Vaughan,
Executive Vice President and
Chief Financial Officer


By /S/ Casey J. Trumble
   ----------------------
Casey J. Trumble,
Senior Vice President and Chief
Accounting Officer

Date   May 4, 2001
    ----------------


LINCOLN NATIONAL CORPORATION
Exhibit Index for the Report on Form 10-Q for the Quarter Ended March 31, 2001

Exhibit Number                Description                         Page Number
--------------                -----------                         -----------
12                            Historical Ratio of
                              Earnings to Fixed Charges                36







LINCOLN NATIONAL CORPORATION AND SUBSIDIARIES

EXHIBIT 12 - HISTORICAL RATIO OF EARNINGS TO FIXED CHARGES




                                           Three Months
                                          Ended March 31                          Year Ended December 31,2000
                                      ----------------------        -------------------------------------------------------
(millions of dollars)                    2001           2000          2000        1999        1998      1997(4)       1996
                                         ----           ----          ----        ----        ----      ------        ----
Net Income before Federal
Income Taxes                           $221.1         $231.0        $836.3      $570.0      $697.4    $1,427.1      $692.7
Equity Loss (Earnings) in
Unconsolidated Affiliates                (0.9)          (1.0)          0.4        (5.8)       (3.3)       (2.1)       (1.4)
Sub-total of Fixed Charges               41.8           43.1         168.9       160.9       144.1       113.3       108.6
                                    ---------      ---------     ---------   ---------   ---------   ---------   ---------
Sub-total of Adjusted
Net Income                              262.0          273.1       1,005.6       725.1       838.2     1,538.3       799.9
Interest on Annuities &
Financial Products                      367.1          373.9       1,474.2     1,510.4     1,446.2     1,253.5     1,185.6
                                    ---------      ---------     ---------   ---------   ---------   ---------   ---------
Adjusted Income Base                    629.1          647.0       2,479.8     2,235.5     2,284.4     2,791.8     1,985.5
Rent Expense                             22.1           20.4          88.4        81.5        81.3        62.5        71.6

Fixed Charges:
Interest and Debt Expense                34.4           36.3         139.5       133.7       117.1        92.5        84.7
Rent (Pro-rated)                          7.4            6.8          29.4        27.2        27.0        20.8        23.9
                                    ---------      ---------     ---------   ---------   ---------   ---------   ---------
Sub-total of Fixed Charges               41.8           43.1         168.9       160.9       144.1       113.3       108.6
Interest on Annuities &
Financial Products                      367.1          373.9       1,474.2     1,510.4     1,446.2     1,253.5     1,185.6
                                    ---------      ---------     ---------   ---------   ---------   ---------   ---------
Sub-total of Fixed Charges             $408.9         $417.0       1,643.1     1,671.3     1,590.3     1,366.8     1,294.2
Preferred Dividends (Pre-tax)             *              *             0.1         0.1         0.1         0.2         0.2
                                    ---------      ---------     ---------   ---------   ---------   ---------   ---------
Total Fixed Charges                    $408.9         $417.0      $1,643.2    $1,671.4    $1,590.4    $1,367.0    $1,294.4

*Less than $100,000

Ratio of Earnings to Fixed Charges:
Excluding Interest on
Annuities and Financial
Products (1)                             6.27           6.34          5.95        4.51        5.82       13.57        7.37
Including Interest on
Annuities and Financial
Products (2)                             1.54           1.55          1.51        1.34        1.44        2.04        1.53
Ratio of Earnings to
Combined Fixed Charges
and Preferred Stock
Dividends (3)                            1.54           1.55          1.51        1.34        1.44        2.04        1.53



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