Form 10-Q
period 2001-06-30
LINCOLN NATIONAL CORP
filed 2001-08-06
CIK 59558

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934

For quarter ended June 30, 2001                  Commission file number 1-6028

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

As of July 27, 2001 LNC had 188,107,575 shares of Common Stock outstanding.

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.   Yes [ X ]          No [   ]

The exhibit index to this report is located on page 39.

Page 1 of 59

PART I - FINANCIAL INFORMATION



Item 1  Financial Statements


LINCOLN NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS




                                                               June 30                   December 31
                              (000s omitted)                      2001                          2000
                              --------------                      ----                          ----
ASSETS                                                      (Unaudited)

Investments:

Securities available-for-sale, at fair value:
Fixed maturity (cost 2001 - $27,681,147;
2000 - $27,377,065)                                         $27,873,868                   $27,449,773
Equity (cost 2001 - $477,284;
2000 - $462,813)                                                534,077                       549,709
Mortgage loans on real estate                                 4,652,835                     4,662,983
Real estate                                                     306,931                       282,014
Policy loans                                                  1,947,402                     1,960,899
Derivative Instruments                                           65,972                            --
Other investments                                               414,890                       463,270
                                                            -----------                   -----------
Total Investments                                            35,795,975                    35,368,648

Investment in unconsolidated affiliates                           6,110                         6,401

Cash and invested cash                                        1,501,898                     1,927,393

Property and equipment                                          251,399                       228,211

Deferred acquisition costs                                    3,129,060                     3,070,507

Premiums and fees receivable                                    303,691                       296,705

Accrued investment income                                       573,192                       546,393

Assets held in separate accounts                             47,140,162                    50,579,915

Federal income taxes                                            177,542                       207,548

Amounts recoverable from reinsurers                           3,661,992                     3,747,734

Goodwill                                                      1,263,583                     1,285,993

Other intangible assets                                       1,478,980                     1,556,975

Other assets                                                  1,147,650                     1,021,636
                                                            -----------                   -----------
Total Assets                                                $96,431,234                   $99,844,059

See notes to consolidated financial statements.





LINCOLN NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

-CONTINUED-

                                                               June 30                   December 31
                              (000s omitted)                      2001                          2000
                              --------------                      ----                          ----
LIABILITIES AND SHAREHOLDERS' EQUITY                        (Unaudited)

Liabilities:
Insurance and Investment Contract Liabilities:

Insurance policy and claim reserves                         $21,554,626                   $21,728,098

Contractholder funds                                         18,392,459                    18,377,061

Liabilities related to separate accounts                     47,140,162                    50,579,915
                                                            -----------                   -----------
Total Insurance and Investment Contract Liabilities          87,087,247                    90,685,074

Short-term debt                                                 351,287                       312,927

Long-term debt                                                  712,365                       712,231

Company-obligated mandatorily redeemable preferred
securities of subsidiary trusts holding solely junior
subordinated debentures                                         745,000                       745,000

Other liabilities                                             2,479,397                     2,434,743
                                                            -----------                   -----------
Total Liabilities                                            91,375,296                    94,889,975


Shareholders' Equity:
Series A preferred stock-10,000,000 shares authorized
(6/30/01 liquidation value - $1,942)                                801                           857

Common stock - 800,000,000 shares authorized                  1,028,121                     1,003,651

Retained earnings                                             3,939,210                     3,915,598

Accumulated Other Comprehensive Income:
Foreign currency translation adjustment                         (15,323)                       21,930
Net unrealized gain on securities available-for-sale             76,161                        12,048
Net unrealized gain on derivatives                               26,968                            --
                                                            -----------                   -----------
Total Accumulated Other Comprehensive Income                     87,806                        33,978
                                                            -----------                   -----------
Total Shareholders' Equity                                    5,055,938                     4,954,084
                                                            -----------                   -----------
Total Liabilities and Shareholders' Equity                  $96,431,234                   $99,844,059

See notes to consolidated financial statements.





LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

                                                                   Six Months Ended              Three Months Ended
                                                                       June 30                         June 30
         (000s omitted, except per share amounts)           2001                      2000    2001                    2000
         ----------------------------------------           ----                      ----    ----                    ----
                                                                     (Unaudited)                      (Unaudited)
Revenue:

Insurance premiums                                            $956,533            $870,697        $449,552        $481,099
Insurance fees                                                 790,401             819,203         383,969         410,866
Investment advisory fees                                        99,033             106,135          49,612          52,182
Net investment income                                        1,346,793           1,384,966         673,052         673,819
Equity in earnings (loss) of
unconsolidated affiliates                                          937              (2,604)             43          (3,640)
Realized loss on investments
and derivative instruments                                     (38,206)            (11,360)        (17,547)        (10,383)
Other revenue and fees                                         142,295             194,850          60,311          88,720
                                                          ------------        ------------    ------------    ------------
Total Revenue                                                3,297,786           3,361,887       1,598,992       1,692,663

Benefits and Expenses:

Benefits                                                     1,761,675           1,742,983         855,017         876,992
Underwriting, acquisition,
insurance and other expenses                                 1,044,854           1,089,571         508,221         553,661
Interest and debt expense                                       66,488              71,720          32,040          35,381
                                                          ------------        ------------    ------------    ------------
Total Benefits and Expenses                                  2,873,017           2,904,274       1,395,278       1,466,034
                                                          ------------        ------------    ------------    ------------
Income before Federal Income Taxes,
Cumulative Effect of Accounting Change and
Minority Interest in Consolidated Subsidiary                   424,769             457,613         203,714         226,629

Federal income taxes                                           107,299             123,775          50,724          62,783
                                                          ------------        ------------    ------------    ------------
Income before Cumulative Effect of Accounting
Changes and Minority Interest in Consolidated
Subsidiary                                                     317,470             333,838         152,990         163,846

Cumulative effect of accounting changes (net
of Federal income taxes)                                       (15,566)                 --         (11,269)             --
                                                          ------------        ------------    ------------    ------------
Income before Minority Interest in
Consolidated Subsidiary                                        301,904             333,838         141,721         163,846

Minority interest in consolidated subsidiary                       (35)                 10             (15)            238
                                                          ------------        ------------    ------------    ------------
Net Income                                                    $301,939            $333,828        $141,736        $163,608

Net Income Per Common Share-Basic                                $1.61               $1.74           $0.76           $0.86

Net Income Per Common Share-Diluted                              $1.57               $1.72           $0.74           $0.84

See notes to consolidated financial statements.





LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                Six Months Ended June 30
                                                                   Number of Shares                     Amounts
         (000s omitted, except per share amounts)           2001                      2000    2001                    2000
         ----------------------------------------           ----                      ----    ----                    ----
                                                                     (Unaudited)                      (Unaudited)

Series A Preferred Stock:
Balance at beginning-of-year                                    25,980              28,857            $857            $948
Conversion into common stock                                    (1,710)             (1,745)            (56)            (54)
                                                          ------------        ------------    ------------    ------------
Balance at June 30                                              24,270              27,112             801             894

Common Stock:
Balance at beginning-of-year                               190,748,050         195,494,898       1,003,651       1,007,099
Conversion of series A preferred stock                          27,360              27,920              56              54
Issued for benefit plans                                     1,302,622             259,274          47,064          (7,874)
Issued for acquisition of subsidiaries                              --              34,688              --           1,392
Retirement of common stock                                  (4,300,000)         (5,109,081)        (22,650)        (26,243)
                                                          ------------        ------------    ------------    ------------
Balance at June 30                                         187,778,032         190,707,699       1,028,121         974,428

Retained Earnings:
Balance at beginning-of-year                                                                     3,915,598       3,691,470

Comprehensive income                                                                               355,767         234,771
Less other comprehensive income (loss):
Foreign currency translation loss                                                                  (37,253)         (8,188)
Net unrealized gain (loss) on
securities available-for-sale                                                                       64,113         (90,869)
Net unrealized gain on
derivative instruments                                                                              26,968              --
                                                                                              ------------    ------------
Net Income                                                                                         301,939         333,828

Retirement of common stock                                                                        (164,167)       (132,042)

Dividends declared:
Series A preferred ($1.50 per share)                                                                   (37)            (42)
Common stock (2001-$0.61; 2000-$0.58)                                                             (114,123)       (110,105)
                                                                                              ------------    ------------
Balance at June 30                                                                               3,939,210       3,783,109



LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Continued)
                                                                                          Six Months Ended June 30
                                                                   Number of Shares                       Amounts
(000s omitted from dollar amounts)                          2001               2000            2001            2000
                                                            ----               ----            ----            ----

Foreign Currency Translation Adjustment:
Accumulated adjustment at
beginning-of-year                                                                            21,930          30,049
Change during the period                                                                    (37,253)         (8,188)
                                                                                       ------------    ------------
Balance at June 30                                                                          (15,323)         21,861

Net Unrealized Gain (Loss) on
Securities Available-for-Sale:
Balance at beginning-of-year                                                                 12,048        (465,698)
Change during the period                                                                     64,113         (90,869)
                                                                                       ------------    ------------
Balance at June 30                                                                           76,161        (556,567)

Net Unrealized Gain on Derivative
Instruments:
Cumulative effect of accounting change                                                       17,584              --
Change during the period                                                                      9,384              --
                                                                                       ------------    ------------
Balance at June 30                                                                           26,968              --
                                                                                       ------------    ------------
Total Shareholders' Equity
at June 30                                                                               $5,055,938      $4,223,725

Common Stock at End of Quarter:
Assuming conversion of preferred stock               188,166,352        191,141,491
Diluted basis                                        192,870,150        193,655,396

See notes to consolidated financial statements.






LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                      Six Months Ended
                                                                                                           June 30
                                         (000s omitted)                                               2001           2000
                                         --------------                                               ----           ----
Cash Flows from Operating Activities:                                                                    (Unaudited)
Net income                                                                                        $301,939        $333,828
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Deferred acquisition costs                                                                        (141,629)       (181,190)
Premiums and fees receivable                                                                        (6,986)         11,872
Accrued investment income                                                                          (26,798)        (10,792)
Policy liabilities and accruals                                                                   (549,493)        155,898
Contractholder funds                                                                               622,991         593,830
Amounts recoverable from reinsurers                                                                 85,741         179,047
Deferred Federal income taxes                                                                      (28,659)         46,271
Other liabilities                                                                                 (108,484)        (41,100)
Provisions for depreciation                                                                         29,668          34,467
Amortization of goodwill and other intangible assets                                                85,553          96,218
Realized loss on investments                                                                        62,150          11,360
Other                                                                                              (98,199)         (2,703)
                                                                                              ------------    ------------
Net Adjustments                                                                                    (74,145)        893,178
                                                                                              ------------    ------------
Net Cash Provided by Operating Activities                                                          227,794       1,227,006

Cash Flows from Investing Activities:
Securities-available-for-sale:
Purchases                                                                                       (4,750,611)     (1,716,137)
Sales                                                                                            3,061,036       1,405,737
Maturities                                                                                       1,328,159         869,559
Purchase of other investments                                                                     (550,443)       (833,475)
Sale or maturity of other investments                                                              520,929         683,104
Sale of unconsolidated affiliates                                                                       --          85,000
Increase (decrease) in cash collateral on loaned securities                                       (114,188)        320,502
Property and equipment purchases                                                                  (115,437)        (98,976)
Property and equipment sales                                                                        55,114          61,492
Increase (decrease) in other assets (non-operating)                                                 98,710         (42,235)
Other                                                                                              141,714          13,300
                                                                                              ------------    ------------
Net Cash Provided by (Used in) Investing Activities                                               (325,017)        747,871

Cash Flows from Financing Activities:
Decrease in long-term debt (includes payments and
transfer to short-term debt)                                                                            --            (477)
Net increase (decrease) in short-term debt                                                          38,360        (103,994)
Universal life and investment contract deposits                                                  1,964,123       1,773,038
Universal life and investment contract withdrawals                                              (1,867,817)     (2,720,615)
Investment contract transfers                                                                     (208,000)       (921,000)
Common stock issued for benefit plans                                                               47,064          (7,874)
Retirement of common stock                                                                        (186,817)       (158,285)
Dividends paid to shareholders                                                                    (115,185)       (112,241)
                                                                                              ------------    ------------
Net Cash Used in Financing Activities                                                             (328,272)     (2,251,448)
                                                                                              ------------    ------------
Net Decrease in Cash and Invested Cash                                                            (425,495)       (276,571)

Cash and Invested Cash at Beginning-of-Year                                                      1,927,393       1,895,883
                                                                                              ------------    ------------
Cash and Invested Cash at June 30                                                               $1,501,898      $1,619,312

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

Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2001.

2. Change in Estimate and Changes in Accounting Principles

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

Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets. On April 1, 2001, LNC adopted Emerging Issues Task Force 99-20: Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets ("EITF 99-20"). EITF 99-20 is effective for fiscal quarters beginning after March 15, 2001. EITF 99-20 changed the manner in which LNC determined the fair value of investments in collateralized bond obligations. In accordance with EITF 99-20, the write down resulting from the adoption of this new approach has been reported as a cumulative effect of a change in accounting principle.
The cumulative effect adjustment that LNC recorded in connection with the adoption of EITF 99-20 was a net realized loss on investments of $11.3 million after-tax ($17.3 million pre-tax). In arriving at this amount, deferred acquisition costs of $12.2 million were restored and netted against net realized loss on investments.

3. Federal Income Taxes

The effective tax rate on net income is lower than the prevailing corporate federal income tax rate. The difference for both 2001 and 2000 resulted principally from tax-preferred investment income.

4. Underwriting, Acquisition, Insurance and Other Expenses

Details underlying the income statement caption, "Underwriting, Acquisition, Insurance and Other Expenses", are as follows:


                                          Six Months Ended         Three Months Ended
                                              June 30,                  June 30,
(in millions)                          2001              2000      2001          2000
-------------                          ----              ----      ----          ----
Commissions                              $434.5        $446.1      $217.6      $251.9
Other volume related expenses              91.2         109.2        49.4        56.4
Operating and administrative expenses     501.0         563.8       252.1       266.5
Deferred acquisition costs net of
amortization                             (141.6)       (181.2)      (86.7)      (95.0)
Restructuring charges                       6.9           4.1         5.9         4.1
Other                                     152.9         147.6        69.9        69.8
                                       --------      --------      ------      ------
Total                                  $1,044.9      $1,089.6      $508.2      $553.7


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

Both the substantive review process conducted by the Commissioner and the financial standards that must be met are the same whether a dividend payment is an ordinary dividend or extraordinary dividend. Only the timing of the review is different. An ordinary dividend payment can be made without prior approval, however, if the Commissioner subsequently determines that the payment does not meet the financial standards, repayment of the dividend could be ordered and future dividends could be limited or prohibited. Assuming LNL continues to satisfy the financial standards for making dividends to LNC, timely review as required of the Commissioner by statute and approvals of extraordinary dividends are expected to continue. During the six months ended June 30, 2001 and during the year ended December 31, 2000, LNL received regulatory approval and paid extraordinary dividends totaling $265 million and $420 million, respectively, to LNC. In the event such approvals are not obtained in the future, management believes that LNC can obtain the funds required to satisfy its obligations from its existing credit facilities and other sources.

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

Reinsurance Disability Income Claims. The liabilities for disability income claims net of the related asset for amounts recoverable from reinsurers at June 30, 2001 and December 31, 2000 were $1.310 billion and $1.309 billion, respectively. The liability is based on the assumption that recent experience will continue in the future.
If incidence levels and/or claim termination rates fluctuate significantly from the assumptions underlying the reserves, adjustments to reserves could be required in the future. Accordingly, this liability may prove to be deficient or excessive. However, it is management's opinion that such future developments will not materially affect the consolidated financial position of LNC. See also Note 10.

United Kingdom Pension Products. Operations in the United Kingdom ("UK") include the sale of pension products to individuals. Regulatory agencies have raised questions as to what constitutes appropriate advice to individuals who bought pension products as an alternative to participation in an employer sponsored plan. In cases of inappropriate advice, an extensive investigation may have to be done and the individual put in a position similar to what would have been attained if the individual had remained in the employer-sponsored plan. At June 30, 2001 and December 31, 2000, liabilities of $202 million and $284 million, respectively, were carried on the books for this issue. The decrease in the level of the reserve reflects the settlement payouts that have occurred during the six months ended June 30, 2001. This liability is based on various estimates that are subject to considerable uncertainty. Accordingly, this liability may prove to be deficient or excessive. However, it is management's opinion that such future developments will not materially affect the consolidated financial position of LNC.

Reinsurance Personal Accident Programs. From 1997 through 1999, the Reinsurance segment reduced new writings of personal accident programs and has now exited the personal accident line of business. As an exited line of business, new agreements are not being entered into by the personal accident unit of the Reinsurance segment; however, the unit must continue to accept premiums for a limited period according to contract terms under agreements in force. As the existing block of personal accident programs runs off, the personal accident reinsurance profit center within LNC's Reinsurance segment continues to review the status of the reserves associated with these programs, and the development of related financial results.

The exited programs managed within the personal accident reinsurance profit center include certain excess-of-loss personal accident reinsurance programs created in the London market and certain workers' compensation carve-out programs managed by Unicover Managers, Inc. The aggregate liabilities associated with the exited personal accident line of business were $198.0 million and $270.1 million at June 30, 2001 and December 31, 2000, respectively. The personal accident liabilities net of the assets held for reinsurance recoverable were $70 million and $148 million at June 30, 2001 and December 31, 2000, respectively.

The reserves for the various programs included within the personal accident line of business are based on various estimates that are subject to considerable uncertainty. Accordingly, the liability established for the personal accident line of business may prove to be deficient or excessive. However, it is management's opinion that future developments in the personal accident line of business will not materially affect the consolidated financial position of LNC. See also Note 10.

Reinsurance HMO Excess-of-Loss and Group Carrier Medical Programs. The liabilities for HMO excess-of-loss and group carrier medical claims, net of the related assets for amounts recoverable from reinsurers, were $73.9 million and $85.9 million at June 30, 2001 and December 31, 2000, respectively. LNC reviews reserve levels on an on-going basis. The liabilities are based on the assumption that recent experience will continue in the future. If claims and loss ratios fluctuate significantly from the assumptions underlying the reserves, adjustments to reserves could be required in the future. Accordingly, the liabilities may prove to be deficient or excessive. However, it is management's opinion that such future developments will not materially affect the consolidated financial position of LNC. See also Note 10.

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

On November 30, 2000, UK regulators issued a paper containing draft guidelines explaining how mortgage endowment policyholders would be compensated in instances where it is determined that mis-selling occurred. This release also indicated that an extensive analysis is underway of mortgage endowment products offered by insurance companies in the UK marketplace since 1988. Where the results of this analysis indicate that products are designed in a way that could lead to potential mis-selling, UK regulators are contacting companies to review sales practices.

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

Following allegations made by the UK Consumers' Association (an organization which acts on behalf of consumers of goods and services provided in the UK) concerning various selling practices of City Financial Partners Limited ("CFPL"), LNC has completed an internal review of savings plans sold by CFPL to a total of 5,000 customers during the period September 1, 1998 to August 31, 2000.

The results of LNC's internal review are currently being discussed with the regulator. At this stage of discussion, it appears that the regulator will require LNC to complete additional review procecedures before it will approve a resolution of these matters. The timetable and specific actions that may be involved in these additional review procedures are under current discussion with the regulator.

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

During the fourth quarter of 2000, LNL reached an agreement in principle to settle all class action lawsuits alleging fraud in the sale of non-variable universal life and participating whole life insurance policies. The agreement received court approval during the second quarter of 2001. It requires that LNL provide benefits and a claim process to policyholders who purchased non-variable universal life and participating whole life policies between January 1, 1981 and December 31, 1998. The settlement covers approximately 431,000 policies. Owners of approximately 4,300 policies have excluded themselves (opted-out) from the settlement and, with respect to these policies, will not be bound by the settlement. Total charges recorded during 2000 for this preliminary settlement aggregated $42.1 million after-tax ($64.7 million pre-tax).

State guaranty funds assess insurance companies to cover losses to policyholders of insolvent or rehabilitated companies. Mandatory assessments may be partially recovered through a reduction in future premium taxes in some states. LNC has accrued for expected assessments net of estimated future premium tax deductions.

Derivatives. LNC maintains an overall risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate risk, foreign currency risk, equity risk, and credit risk. LNC assesses these risks by continually identifying and monitoring changes in interest rate exposure, foreign currency exposure, equity market exposure, and credit exposure that may adversely impact expected future cash flows and by evaluating hedging opportunities. Derivative instruments that are currently used as part of LNC's interest rate risk management strategy include interest rate swaps, interest rate caps, and swaptions. Derivative instruments that are used as part of LNC's foreign currency risk management strategy includes foreign currency swaps and foreign exchange forwards. Call options on the S&P 500 index and call options on LNC stock are used as part of LNC's equity market risk management strategy. LNC also uses credit default swaps as part of its credit risk management strategy.

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

On July 29, 2001, LNC and Swiss Re announced that Swiss Re will acquire LNC'sreinsurance operation (see Note 10). This transaction is expected to close in the fourth quarter of 2001. After closing, the results for the "Reinsurance Segment" will no longer be reported as a segment, but will be reported as part of "Other Operations."




The following tables show financial data by segment:
                                                                         Six Months                   Three Months
                                                                        Ended June 30                Ended June 30
                                    (in millions)                  2001              2000           2001         2000
                                    -------------                  ----              ----           ----         ----
Revenue:
Annuities                                                      $1,022.5          $1,079.2         $512.1       $530.5
Life Insurance                                                    915.3             885.9          455.7        444.2
Reinsurance                                                       956.8             851.6          448.7        457.2
Investment Management                                             222.6             246.5          110.3        120.7
Lincoln UK                                                        153.8             221.0           68.9        108.2
Other Operations (includes consolidating adjustments)              26.8              77.7            3.3         31.9
                                                               --------          --------       --------     --------
Total                                                          $3,297.8          $3,361.9       $1,599.0     $1,692.7

Net Income (Loss) before Federal Income Taxes:
Annuities                                                        $197.9            $221.2         $102.6       $105.2
Life Insurance                                                    190.0             185.0           90.9         93.6
Reinsurance                                                       112.6              82.4           49.0         36.6
Investment Management                                               8.1              32.5            4.6         13.2
Lincoln UK                                                         40.8              46.0           21.2         26.0
Other Operations (includes interest expense)                     (124.6)           (109.5)         (64.6)       (48.0)
                                                               --------          --------       --------     --------
Total                                                            $424.8            $457.6         $203.7       $226.6

Federal Income Taxes (Credits):
Annuities                                                         $34.1             $45.6          $19.0        $20.8
Life Insurance                                                     68.0              68.5           32.1         35.2
Reinsurance                                                        38.0              24.6           16.6         11.9
Investment Management                                               3.2              11.8            1.6          4.8
Lincoln UK                                                          8.4              11.4            3.6          6.9
Other Operations                                                  (44.4)            (38.1)         (22.2)       (16.8)
                                                               --------          --------       --------     --------
Total                                                            $107.3            $123.8          $50.7        $62.8

Net Income (Loss):
Annuities                                                        $163.8            $175.6          $83.6        $84.4
Life Insurance                                                    122.0             116.5           58.8         58.4
Reinsurance                                                        74.6              57.8           32.4         24.7
Investment Management                                               4.9              20.7            3.0          8.4
Lincoln UK                                                         32.4              34.6           17.6         19.1
Other Operations (includes interest expense)                      (80.2)            (71.4)         (42.4)       (31.2)
                                                               --------          --------       --------     --------
Income before Cumulative Effects of
Accounting Changes and Minority Interest in
Consolidated Subsidiary                                           317.5             333.8          153.0        163.8
Cumulative effect of
accounting changes (after-tax)                                    (15.6)               --          (11.3)          --
Minority interest in consolidated subsidiary                         --                --             --          0.2
                                                               --------          --------       --------     --------
Net Income                                                       $301.9            $333.8         $141.7       $163.6


                                                                                                 June 30  December 31
                                    (in millions)                                                   2001         2000
                                    -------------                                                   ----         ----
Assets:
Annuities                                                                                      $57,852.4    $60,267.1
Life Insurance                                                                                  18,128.6     17,939.1
Reinsurance                                                                                      6,972.8      7,026.6
Investment Management                                                                            1,424.9      1,439.0
Lincoln UK                                                                                       7,989.2      8,763.7
Other Operations                                                                                 4,063.3      4,408.6
                                                                                               ---------    ---------
Total                                                                                          $96,431.2    $99,844.1



7. Earnings Per Share

Per share amounts for net income are shown in the income statement using
1) an earnings per common share basic calculation and 2) an earnings per
common share-assuming dilution calculation.   Reconciliations of the
factors used in the two calculations are as follows:


                                                                      Six Months Ended                   Three Months Ended
                                                                          June 30                             June 30
Numerator: [in millions]                                           2001              2000              2001              2000
                                                                   ----              ----              ----              ----
Net income as used in basic calculation                          $301.9            $333.8            $141.7            $163.6
Dividends on convertible preferred stock                              *                 *                 *                 *
                                                            -----------       -----------       -----------       -----------
Net income as used in diluted calculation                        $301.9            $333.8            $141.7            $163.6
* Less than $100,000.

Denominator: [number of shares]
Weighted average shares, as used
in basic calculation                                        188,075,417       192,236,322       187,028,174       190,655,096
Shares to cover conversion of
preferred stock                                                 402,303           452,955           393,412           445,853
Shares to cover restricted stock                                 18,088           198,134            24,304           (34,813)
Average stock options outstanding
during the period                                            16,335,752         8,991,887        17,454,248        12,683,912
Assumed acquisition of shares
with assumed proceeds and tax
benefits from exercising stock options
(at average market price during the period)                 (12,746,854)       (7,430,510)      (13,649,259)      (10,336,620)
Average deferred compensation shares                            742,048           136,641           756,370           629,985
                                                            -----------       -----------       -----------       -----------
Weighted-average shares, as
used in diluted calculation                                 192,826,754       194,585,429       192,007,249       194,043,413


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

8. Comprehensive Income


                                                                      Six Months Ended                   Three Months Ended
                                                                          June 30                             June 30
                                       [in millions]               2001              2000              2001              2000
                                                                   ----              ----              ----              ----
Net income                                                       $301.9            $333.8            $141.7            $163.6
Foreign currency translation                                      (37.3)             (8.2)            (19.5)             (1.0)
Net unrealized gain (loss) on securities                           64.1             (90.8)           (114.2)           (145.3)
Net unrealized gain on derivatives                                  9.4                --               3.7                --
Cumulative effect of accounting changes                            17.6                --                --                --
                                                            -----------       -----------       -----------       -----------
Comprehensive Income (Loss)                                      $355.7           $(234.8)            $11.7             $17.3


9. Restructuring Charges

During 1998, LNC recorded a restructuring charge of $14.3 million after-tax ($22 million pre-tax) relating to the streamlining of LNC's corporate center operations. The restructuring plan was completed in the fourth quarter of 2000 except for the on-going payments of rents on abandoned facilities which are expected to continue until the end of 2004. During the fourth quarter of 2000, $0.5 million (pre-tax) of the original charge was reversed as a reduction in restructuring costs, due primarily to changes in severance and outplacement costs. More employees whose positions were eliminated under the restructuring plan found employment in other areas of LNC than had been originally anticipated; therefore, actual severance and outplacement costs were less than previously estimated. Actual pre-tax costs totaling $20.9 million have been expended or written-off and 118 positions have been eliminated under this plan through June 30, 2001. As of June 30, 2001, a balance of $0.6 million remains in the restructuring reserve for this plan.

During 1999, LNC implemented restructuring plans relating to 1) the downsizing and consolidation of the operations of Lynch & Mayer, Inc. ("Lynch & Mayer"), 2) the discontinuance of HMO excess-of-loss reinsurance programs and 3) the streamlining of Lincoln UK's operations. The aggregate charges associated with these three unrelated restructuring plans totaled $21.8 million after-tax ($31.8 million pre-tax). These aggregate pre-tax costs include $8.3 million for employee severance and termination benefits, $9.8 million for asset impairments and $13.7 million for costs relating to exiting business activities. During the fourth quarter of 1999, $3.0 million (pre-tax) of the original charge recorded for the Lynch & Mayer restructuring plan was reversed as a reduction of restructuring costs due primarily to a change in estimate for costs associated with abandoned leased office space. In addition, during the fourth quarter of 1999, $1.5 million (pre-tax) associated with lease terminations was released into income. During the fourth quarter of 2000, the Lynch & Mayer restructuring plan was completed and $0.3 million (pre-tax) of the original charge was reversed as Lynch & Mayer was able to successfully exit certain contracts without any further obligations or penalties. Also, during the fourth quarter of 2000, $1.0 million (pre-tax) of the original charge for the discontinuance of HMO excess-of-loss reinsurance programs was reversed due primarily to changes in severance and outplacement costs. More employees whose positions were eliminated under the restructuring plan found employment in other areas of LNC than had been originally anticipated; therefore, actual severance and outplacement costs were less than previously estimated. Actual pre-tax costs totaling $13.6 million were expended or written-off and 34 positions were eliminated under the Lynch & Mayer restructuring plan. Actual pre-tax costs totaling $9.9 million have been expended or written-off for the HMO excess-of-loss and Lincoln UK restructuring plans and 160 positions have been eliminated under these plans through June 30, 2001. As of June 30, 2001, a balance of $4.0 million remains in the restructuring reserves for these two plans.

During 2000, LNC implemented restructuring plans relating to 1) the downsizing and consolidation of the operations of Vantage Global Advisors, Inc. ("Vantage"); 2) the exit of all direct sales and sales support operations of Lincoln UK and the consolidation of its Uxbridge home office with its Barnwood home office; 3) the downsizing and consolidation of the investment management operations of Lincoln Investment Management. The Vantage restructuring charge was recorded in the second quarter, the Lincoln UK restructuring charge was recorded in the third and fourth quarters, and the Lincoln Investment Management restructuring charge was recorded in the fourth quarter of 2000. The aggregate charges associated with all restructuring plans entered into during 2000 totaled $81.8 million after-tax ($107.4 million pre-tax). The component elements of these aggregate pre-tax costs include employee severance and termination benefits of $33.8 million, write-off of impaired assets of $40.9 million and other exit costs of $32.7 million. During the fourth quarter of 2000, $0.6 million (pre-tax) of the original charge recorded for the Vantage restructuring plan was reversed as a reduction of restructuring costs due primarily to changes in estimates associated with severance and abandoned office space costs. Actual pre-tax costs totaling $87.2 million have been expended or written-off for these plans and 676 positions have been eliminated under these plans through June 30, 2001. As of June 30, 2001, a balance of $19.6 million remains in the restructuring reserves for these plans.

During the first quarter of 2001, LNC recorded a restructuring charge in its Annuities segment of $0.65 million ($1.0 million pre-tax). The objective of this restructuring plan is to consolidate the Syracuse operations of Lincoln Life & Annuity Company of New York into the Annuities segment operations in Fort Wayne, Indiana and Portland, Maine, in order to reduce on-going operating costs and eliminate redundant facilities. This charge was included in Underwriting, Acquisition, Insurance and Other Expenses on the Consolidated Statement of Income for the quarter ended March 31, 2001. The restructuring plan identified the following activities and associated costs to achieve the objectives of the plan: (1) severance and termination benefits of $0.8 million related to the elimination of 30 positions and (2) other costs of $0.2 million related primarily to lease payments on abandoned office space. Actual pre-tax costs totaling $0.2 million have been expended or written-off and 30 positions have been eliminated under this plan through June 30, 2001. As of June 30, 2001, a balance of $0.8 million remains in the restructuring reserve for this plan. Expenditures under this restructuring plan are expected to be completed in the fourth quarter of 2001.

During the second quarter of 2001, LNC recorded restructuring charges in its Annuities and Life Insurance segments of $0.63 million ($0.97 million pre-tax) and $2.03 million ($3.12 million pre-tax), respectively, related to a restructuring plan for First Penn-Pacific. The objective of this plan is to eliminate duplicative functions in Schaumburg, Illinois by transitioning them into the Annuities and Life Insurance segments operations in Fort Wayne, Indiana and Hartford, Connecticut, respectively, in order to reduce on-going operating costs. This charge was included in Underwriting, Acquisition, Insurance and Other Expenses on the Consolidated Statement of Income for the quarter ended June 30, 2001. The restructuring plan identified the following activities and associated costs to achieve the objectives of the plan:
(1) severance and termination benefits of $3.19 million related to the elimination of 27 positions and (2) other costs of $0.9 million. Actual pre-tax costs totaling $1.22 million have been expended or written-off and 9 positions have been eliminated under this plan through June 30, 2001. As of June 30, 2001, a balance of $2.87 million remains in the restructuring reserve for this plan. Expenditures under this plan are expected to be completed in the fourth quarter of 2001.

During the second quarter of 2001, LNC recorded a restructuring charge for Lincoln Financial Distributors in "Other Operations" of $1.2 million ($1.8 million pre-tax). The objectives of this restructuring plan are to reorganize the life wholesaling function within the independent planner distribution channel, consolidate retirement wholesaling territories, and streamline the marketing and communications functions. This charge was included in Underwriting, Acquisition, Insurance and Other Expenses on the Consolidated Statement of Income for the quarter ended June 30, 2001. The restructuring plan identified severance and termination benefits of $1.8 million related to the elimination of 33 positions. Actual pre-tax costs totaling $0.1 million have been expended or written-off and 7 positions have been eliminated under this plan through June 30, 2001. As of June 30, 2001, a balance of $1.7 million remains in the restructuring reserve for this plan.
Expenditures under this restructuring plan are expected to be completed in the second quarter of 2002.

10. Subsequent Event

On July 29, 2001, LNC and Swiss Re announced that Swiss Re will acquire LNC's reinsurance operation for $2.0 billion. In addition, LNC will retain approximately $500 million of capital supporting the reinsurance operation. The transaction structure involves a series of indemnity reinsurance transactions combined with the sale of certain stock companies that comprise LNC's reinsurance operation. Under the indemnity reinsurance agreements, Swiss Re will reinsure certain liabilities and obligations of LNC. Because LNC is not relieved of its legal liability to the ceding companies, the liabilities and obligations remain on the balance sheets of LNC with a corresponding reinsurance receivable from Swiss Re.

As the gain on the transaction relates to the indemnity reinsurance agreements, the estimated gain of approximately $800 million ($1.3 billion pre-tax) will be deferred and recorded as a liability on LNC's balance sheet at the time of closing in accordance with the requirements of Financial Accounting Standard No. 113. The deferred gain will be amortized at the rate that earnings on the reinsured business are expected to emerge, over seven to 15 years on a declining basis. Closing is anticipated to be in the fourth quarter of 2001 and is subject to regulatory approvals. LNC expects to invest the proceeds from the transaction to expand its other businesses and to repurchase LNC securities. As of July 29, 2001, LNC may repurchase up to $866.5 million of LNC securities which is the combined amount available for repurchase under two repurchase authorizations approved by the Board of Directors in November 2000 and July 2001.

Once the transaction closes, LNC's future indemnification to Swiss Re on the underlying reinsurance business will be limited to the reinsurance personal accident business. LNC's exposure is capped at $100 million
($65 million after-tax) for payments under the personal accident programs in excess of $148 million, which represents the personal accident liabilities held net of the assets held for reinsurance recoverable at December 31, 2000. Payments in excess of the net liabilities, up to $200 million, will be shared on a 50/50 basis between LNC and Swiss Re. LNC will have no continuing indemnification risk to Swiss Re on other reinsurance lines of business including disability income, HMO excess-of-loss, group carrier medical and property and casualty reinsurance lines. See personal accident disclosure in Note 5.

Earnings from LNC's reinsurance operation were as follows:


                                                                      Six Months Ended                   Three Months Ended
                                                                          June 30                             June 30
                                       [in millions]               2001              2000              2001              2000
                                                                   ----              ----              ----              ----
Revenue                                                          $956.8            $851.6            $448.7            $457.2
Benefits and Expenses                                             844.2             769.2             399.7             420.6
                                                            -----------       -----------       -----------       -----------
Income before Federal Income Taxes and
Cumulative Effect of Accounting Changes                           112.6              82.4              49.0              36.6
Federal Income Taxes                                               38.0              24.6              16.6              11.9
                                                            -----------       -----------       -----------       -----------
Income before Cumulative Effect of
Accounting Changes                                                 74.6              57.8              32.4              24.7
Cumulative Effect of Accounting Changes (after-tax)                (2.4)               --              (2.2)               --
                                                            -----------       -----------       -----------       -----------
Net Income                                                        $72.2             $57.8             $30.2             $24.7


Item 2  Management's Discussion and Analysis of Financial Information

Forward Looking Statements - Cautionary Language

The pages that follow review results of operations of LNC Consolidated, LNC's five business segments and "Other Operations;" LNC's consolidated investments; and consolidated financial condition including liquidity, cash flows and capital resources. Historical financial information is presented and analyzed. Where appropriate, factors that may affect future financial performance are identified and discussed. Certain statements made in this report are "forward-looking statements" within the meaning of the Securities Litigation Reform Act of 1995 (the "Act"). Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain words like: "believe", "anticipate", "expect", "estimate", "project", "will", "shall" and other words or phrases with similar meaning. Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from the results contained in the forward-looking statements. These risks and uncertainties include, among others, subsequent significant changes: in the company (e.g., acquisitions and divestitures of legal entities and blocks of business - directly or by means of reinsurance transactions); financial markets (e.g., interest rates and securities markets); competitors and competing products and services; legislation (e.g., corporate, individual, estate and product taxation); the price of LNC's stock; accounting principles generally accepted in the United States; regulations (e.g., insurance and securities regulations); and debt and claims paying ratings issued by nationally recognized statistical rating organizations. Other risks and uncertainties include: whether necessary regulatory approvals are obtained (e.g., insurance department, Hart-Scott-Rodino, etc.) and, if obtained, whether they are obtained on a timely basis; whether proceeds from dispositions can be used as planned; litigation (e.g., adverse decisions in extracontractual and class action damage cases, new appellate decisions which change the law, unexpected trial court rulings, unavailability of witnesses and newly discovered evidence); acts of God (e.g., hurricanes, earthquakes and storms); stability of foreign governments in countries in which LNC does business; and other insurance risks (e.g., policyholder mortality and morbidity).

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

The discussion that follows focuses on the results of operations for the six months ended June 30, 2001 compared to the results for the six months ended June 30, 2000. The factors affecting the current quarter to prior quarter comparisons are essentially the same as the year-to-date factors except as noted. Please note that all amounts stated in this "Management's Discussion and Analysis" are on an after-tax basis except where specifically noted as pre-tax.

Within the discussion of the results of operations, reference is made to "Income from Operations." This alternative measure of earnings is defined as "Net income less realized gain (loss) on sale of investments and associated items, gain (loss) on sale of subsidiaries, restructuring charges and cumulative effect of accounting change, all net of taxes."

RESULTS OF CONSOLIDATED OPERATIONS

Summary Financial Results


                                                                      Six Months Ended                   Three Months Ended
                                                                          June 30                             June 30
                                       [in millions]               2001              2000              2001              2000
                                                                   ----              ----              ----              ----
Operating Revenue (1)                                          $3,336.0          $3,373.2          $1,616.5          $1,703.0
Expenses (including taxes) (2)                                  2,989.3           3,029.6           1,448.4           1,529.8
                                                            -----------       -----------       -----------       -----------
Income from Operations before Minority Interest
in Consolidated Subsidiary                                        346.7             343.6             168.1             173.2
Minority Interest in Consolidated Subsidiary                         --                --                --               0.2
                                                            -----------       -----------       -----------       -----------
Income from Operations                                            346.7             343.6             168.1             173.0
Realized Loss on Investments and
Derivative Instruments (after-tax)                                (24.7)             (7.1)            (11.2)             (6.7)
Restructuring Charges (after-tax)                                  (4.5)             (2.7)             (3.9)             (2.7)
                                                            -----------       -----------       -----------       -----------
Income before Cumulative Effect of
Accounting Changes                                                317.5             333.8             153.0             163.6
Cumulative Effect of Accounting Changes (after-tax)               (15.6)               --             (11.3)               --
                                                            -----------       -----------       -----------       -----------
Net Income                                                       $301.9            $333.8            $141.7            $163.6

(1) Operating revenue excludes realized gain/(loss) on investments.

(2) Expenses exclude restructuring charges.


LNC has the following business segments: Annuities, Life Insurance, Reinsurance, Investment Management and Lincoln UK. LNC reports operations not directly related to the business segments and unallocated corporate items (i.e., corporate investment income, interest expense on corporate debt, unallocated overhead expenses, and the operations of Lincoln Financial Advisors ("LFA") and Lincoln Financial Distributors ("LFD")) in "Other Operations". See "Reorganization of Reporting Segments" below for further discussion of LNC's segment reporting structure.

Net income for the first six months of 2001 and the second quarter of
2001 decreased 10% and 13%, respectively, compared to the same periods in 2000. Income from operations for the first six months of 2001 increased 1% and income from operations for the second quarter of 2001 decreased 3%, compared to the same periods in 2000. The decreases in net income for the six months and quarter ended June 30, 2001 were primarily the result of decreased earnings in the Annuities, Investment Management and Lincoln UK segments along with increased losses from
LFA and LFD in "Other Operations."   The decrease in net income for the
Annuities segment was primarily due to increased realized losses on investments and realized losses associated with the adoption of FAS 133 and EITF 99-20 which were recorded as the Cumulative Effect of Accounting Changes. The Life Insurance segment's net income for the six months was unchanged, but net income was down for the second quarter as a result of increased realized losses on investments and realized losses associated with the adoption of EITF 99-20. The Reinsurance segment experienced increased earnings for both the six months and second quarter.

Consolidated operating revenues decreased $37.2 million or 1% for the first six months of 2001 compared to the same period in 2000 and decreased $86.5 million or 5% for the second quarter of 2001 compared to the same quarter in 2000. These decreases were primarily related to lower fee income in the Annuities segment and lower investment advisory fees in the Investment Management segment resulting from the depressed equity markets over the last three quarters along with net cash outflows
from annuities and investment products over the last year.   In
addition, Lincoln UK had a decrease in operating revenue due to lower business volume along with lower fee income resulting from a downturn in the United Kingdom equity markets over the last two quarters. Finally, LFA and LFD included in "Other Operations" had lower sales revenue largely attributable to the volatile equity markets over the last six months. Partially offsetting these negative variances were increased life premiums in the Reinsurance segment resulting from the growth in business over the last two years and the change in accounting estimate that increased segment revenue by $39.3 million in the first quarter of 2001. For the second quarter, the Reinsurance segment experienced a decrease in operating revenue due to lower health premiums from the prior year quarter. This was due largely to a reduction in premium from the HMO excess-of-loss line of business which is in run-off. The Life Insurance segment also had increased operating revenue due to growth in in-force.

Consolidated operating expenses decreased slightly by $40.3 million or 1% for the first six months of 2001 compared to the same period in 2000 and decreased $81.4 million or 5% for the second quarter of 2001 compared to the same quarter in 2000. These decreases were due primarily to decreased expenses in the Annuities segment resulting from lower amortization of deferred acquisition costs and reduced benefits and reserve requirements for guaranteed minimum death benefits. Also, Lincoln UK had lower expenses as a result of the decrease in business volume along with effective expense management. Partially offsetting these positive variances were increases in expenses in the Life Insurance and Investment Management segments. Benefits and expenses increased in the Life Insurance segment primarily as a result of the growth in in-force, which drove interest credited to policyholders and benefits higher. Expenses were slightly higher in the Investment Management segment largely due to annual salary increases. The Reinsurance segment had increased expenses for the first six months of 2001 due primarily to the growth in business, but expenses for the second quarter of 2001 were lower due to decreased health policy benefits related to the run-off of the HMO excess-of-loss business as well as improved mortality.

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

Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets. On April 1, 2001, LNC adopted Emerging Issues Task Force 99-20: Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets ("EITF 99-20"). EITF 99-20 is effective for fiscal quarters beginning after March 15, 2001. EITF 99-20 changed the manner in which LNC determined the fair value of investments in collateralized bond obligations. In accordance with EITF 99-20, the write down resulting from the adoption of this new approach has been reported as a cumulative effect of a change in accounting principle.
The cumulative effect adjustment that LNC recorded in connection with the adoption of EITF 99-20 was a net realized loss on investments of $11.3 million after-tax ($17.3 million pre-tax). In arriving at this amount, deferred acquisition costs of $12.2 million were restored and netted against net realized loss on investments.

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

Restructuring Charges
During the first quarter of 2001, LNC implemented a restructuring plan related to the consolidation of the Syracuse operations of Lincoln Life & Annuity Company of New York into the Annuities segment operations in Fort Wayne, Indiana and Portland, Maine. The charge associated with this restructuring plan was $0.65 million ($1.0 million pre-tax). The components of the pre-tax costs include $0.8 million for employee severance and termination benefits and other costs of $0.2 million related primarily to lease payments on abandoned office space. For further details regarding this restructuring plan and an update on the status of restructuring plans implemented in 1998, 1999 and 2000 refer to Note 9 to the consolidated financial statements.

During the second quarter of 2001, LNC implemented a restructuring plan related to the elimination of duplicative functions at First Penn-Pacific in Schaumburg, Illinois, and the absorption of these functions into the Annuities and Life Insurance segments operations in Fort Wayne, Indiana and Hartford, Connecticut. The charges associated with this restructuring plan were $0.63 million ($0.97 million pre-tax) in the Annuities segment and $2.03 million ($3.12 million pre-tax) in the Life Insurance segment. The components of the pre-tax costs include $3.19 million for severance and termination benefits and other costs of $0.9 million. For further details regarding this restructuring plan refer to Note 9 to the consolidated financial statements.

During the second quarter of 2001, LNC implemented a restructuring plan related to the reoganization of the life wholesaling function within the independent planner distribution channel, consolidation of retirement wholesaling territories, and streamlining of the marketing and communications functions in Lincoln Financial Distributors. The charge associated with this plan was $1.2 million ($1.8 million pre-tax) recorded in "Other Operations." Severance and termination benefits are the only component of the charge. For further details regarding this restructuring plan refer to Note 9 to the consolidated financial statements.

For details regarding an update on the status of restructuring plans implemented in 1998, 1999 and 2000 refer to Note 9 to the consolidated financial statements.

Subsequent Event

On July 29, 2001, LNC and Swiss Re announced that Swiss Re will acquire LNC's reinsurance operation for $2.0 billion. In addition, LNC will retain approximately $500 million of capital supporting the reinsurance operation. The transaction structure involves a series of indemnity reinsurance transactions combined with the sale of certain stock companies that comprise LNC's reinsurance operation. Under the indemnity reinsurance agreements, Swiss Re will reinsure certain liabilities and obligations of LNC. Because LNC is not relieved of its legal liability to the ceding companies, the liabilities and obligations remain on the balance sheets of LNC with a corresponding reinsurance receivable from Swiss Re.

As the gain on the transaction relates to the indemnity reinsurance agreements, the estimated gain of approximately $800 million ($1.3 billion pre-tax) will be deferred and recorded as a liability on LNC's balance sheet at the time of closing in accordance with the requirements of Financial Accounting Standard No. 113. The deferred gain will be amortized at the rate that earnings on the reinsured business are expected to emerge, over seven to 15 years on a declining basis. Closing is anticipated to be in the fourth quarter of 2001 and is subject to regulatory approvals. LNC expects to invest the proceeds from the transaction to expand its other businesses and to repurchase LNC securities. As of July 29, 2001, LNC may repurchase up to $866.5 million of LNC securities which is the combined amount available for repurchase under two repurchase authorizations approved by the Board of Directors in November 2000 and July 2001.

Once the transaction closes, LNC's future indemnification to Swiss Re on the underlying reinsurance business will be limited to the reinsurance personal accident business. LNC's exposure is capped at $100 million
($65 million after-tax) for payments under the personal accident programs in excess of $148 million, which represents the personal accident liabilities held net of the assets held for reinsurance recoverable at December 31, 2000. Payments in excess of the net liabilities, up to $200 million, will be shared on a 50/50 basis between LNC and Swiss Re. LNC will have no continuing indemnification risk to Swiss Re on other reinsurance lines of business including disability income, HMO excess-of-loss, group carrier medical and property and casualty reinsurance lines. See personal accident disclosure in Note 5 to the Consolidated Financial Statements.

See the Reinsurance section included in "Results of Operations by
Segment" for operating results for the three months and six months ended
June 30, 2001 and June 30, 2000, respectively.   Effective with the
closing of the transaction, the Reinsurance results will be included in "Other Operations."


RESULTS OF OPERATIONS BY SEGMENT

Annuities


Results of Operations (1)                                             Six Months Ended                   Three Months Ended
                                                                          June 30                             June 30
(in millions)                                                      2001              2000              2001              2000
-------------                                                      ----              ----              ----              ----
Income from Operations                                           $173.1            $172.6             $90.8             $84.1
Realized Gain (Loss) (after-tax)                                   (8.0)              3.0              (6.6)              0.3
Restructuring Charge (after-tax)                                   (1.3)               --              (0.6)               --
                                                            -----------       -----------       -----------       -----------
Income before Cumulative Effect of Accounting Change              163.8             175.6              83.6              84.4
Cumulative Effect of Accounting Changes (2)                        (7.3)               --              (3.7)               --
                                                            -----------       -----------       -----------       -----------
Net Income                                                       $156.5            $175.6             $79.9             $84.4


June 30  (in billions)                                                                                 2001              2000
----------------------                                                                                 ----              ----
Account Values (3)

Variable Annuities                                                                                    $37.0             $43.1

Fixed Annuities                                                                                        16.7              17.2
Reinsurance Ceded                                                                                      (1.1)             (1.3)
                                                                                                -----------       -----------
Total Fixed Annuities                                                                                  15.6              15.9

Total Account Values                                                                                  $52.6             $59.0


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

(2) Cumulative Effect of Accounting Changes relates to the transition adjustment of $(3.6) million recorded in the first quarter of 2001 upon adoption of Financial Accounting Statement No. 133 and the adjustment of $(3.7) million recorded in the second quarter of 2001 upon adoption of Emerging Issues Task Force Bulletin 99-20. (Refer to page 19 for further discussion of these items.)

(3) Account values for 2000 were restated from the prior year due to the change in reporting of First Penn's annuities business from the Life Insurance segment to the Annuities segment effective January 1, 2001.

The Annuities segment reported a decrease in net income of $19.1 million or 11% for the first six months of 2001 compared to the same period in 2000 and a decrease of $4.5 million or 5% for the second quarter of 2001 compared to the same quarter in 2000. Income from operations for the first six months of 2001 increased $0.5 million or 0.3% compared to the same period in 2000 and increased $6.7 million or 8% for the second quarter of 2001 compared to the same quarter in 2000. The increase in income from operations for the second quarter was driven primarily by the improved equity markets. Favorable market movement during the quarter resulted in changes in the amortization of deferred amortization costs on the variable annuity block of business which resulted in less expense compared to the same quarter in 2000. In addition, the improved equity markets resulted in both reduced benefits and reserve requirements for guaranteed minimum death benefits. Also contributing to increased earnings was a favorable variance in investment income earned. This positive variance was due to the poor performance of investment partnerships in the second quarter of 2000. Partially offsetting these earnings increases was a decrease in fee income associated with a $6.1 billion decrease in average variable annuity
account values from the prior year quarter.   The decrease in account
values was primarily due to market depreciation, and to a lesser extent, net cash outflows over the last year (see below for further discussion of cash flows).

The growth in income from operations for the six months ended June 30, 2001 over the same period in 2000 was not as strong as the growth in earnings experienced in the second quarter of 2001. This was due primarily to the poor performance of the equity markets in the first quarter of 2001. Fee income earned on variable annuity accounts, amortization of deferred acquisition costs, and benefits paid/reserves for guaranteed minimum death benefits on individual annuity contracts all had negative variances in the first quarter of 2001 when compared to the first quarter of 2000.

Cash Flows (1)

The Annuities segment's product cash flows were as follows:


                                                                     Six Months Ended                   Three Months Ended
                                                                          June 30                             June 30
(in billions)                                                      2001              2000              2001              2000
-------------                                                      ----              ----              ----              ----
Variable Annuity Deposits                                          $1.6              $1.6              $0.7              $0.8
Variable Annuity Withdrawals                                       (2.3)             (2.4)             (1.0)             (1.2)
                                                            -----------       -----------       -----------       -----------
Variable Annuity Net Flows                                         (0.7)             (0.8)             (0.3)             (0.4)

Fixed Annuity Deposits                                              1.2               1.1               0.7               0.5
Fixed Annuity Withdrawals                                          (1.3)             (1.7)             (0.6)             (0.8)
                                                            -----------       -----------       -----------       -----------
Fixed Annuity Net Flows                                            (0.1)             (0.6)              0.1              (0.3)

Total Annuity Net Flows                                           $(0.8)            $(1.4)            $(0.2)            $(0.7)

Incremental Deposits (2)                                           $2.4              $2.4              $1.2              $1.1


(1) Cash flows for 2000 were restated from the prior year due to the change in reporting of First Penn's annuities business from the Life Insurance segment to the Annuities segment effective January 1, 2001.

(2) Incremental Deposits represent gross deposits reduced by transfers from other Lincoln Annuity products.

In the first six months of 2001, the Annuities segment experienced significant improvement in cash flows compared to the same period in 2000. For the first six months of 2001, total annuity deposits were $2.8 billion and withdrawals were $3.6 billion, resulting in net cash outflow of $0.8 billion. For the first six months of 2000, total annuity deposits were $2.7 billion and withdrawals were $4.1 billion, resulting in net cash outflow of $1.4 billion. Incremental deposits, which represent gross deposits reduced by transfers from other Lincoln Annuity products, were flat between periods. For the six-month period,
the overall improvement in net cash outflow was $0.6 billion.   In
addition, quarterly net cash outflow has improved incrementally every quarter since the third quarter of 2000. Net cash outflow for the second quarter of 2001 was $0.2 billion, a $0.5 billion improvement over the second quarter of 2000 and a $0.4 billion improvement over the first quarter of 2001.

The overall improvement in cash flows is due to increased fixed annuity deposits along with increased retention of both variable and fixed annuity accounts. The overall lapse rate in the second quarter of 2001 was below 10%, the Annuities segment's lowest rate since the third quarter of 1999. Fixed annuity deposits have been bolstered by two new product introductions that occurred in the first quarter of 2001. In addition, fixed annuity withdrawals have been stemmed by a conservation
plan focused on key accounts.   The improvement in variable annuity
retention in the second quarter of 2001 was due primarily to conservation efforts targeted at the ACCRU variable annuity product line. This product line was included in the block of business acquired from CIGNA in January 1998. A targeted conservation program implemented in the second quarter of 2001 helped reduce the annualized lapse rates on this product line from 60% in the first quarter of 2001 to 25% in the second quarter of 2001.

The positive variances noted above were partially offset by reduced individual variable annuity deposits over the first six months of 2001. Variable annuity deposits in the first quarter of 2001 were bolstered by strong activity in employer-sponsored markets including large case rollovers and higher regular cash flows in the Alliance program. This growth, however, was offset by lower sales of the American Legacy and ChoicePlus(SM) individual variable annuity product lines during the first six months of 2001. Sales of individual variable annuities have suffered largely as a result of the volatile equity markets experienced over the last three quarters.

Barring a major downturn in the equity markets over the next two quarters, it is LNC's goal to achieve net positive cash flows for total annuities for the fourth quarter of 2001. Progress towards that goal will be further bolstered by third quarter activities planned under LNC's overall initiative to improve retention and grow new deposits. LNC's innovative Income4Life(SM) solution, a revolutionary way of distributing income from a deferred annuity, was officially launched with the American Legacy product line in the third quarter as part of an American Funds Distributors sales campaign. In August, LFD will launch their Income4Life roll out with the ChoicePlus product line. With regards to LNC's application with the SEC for exemptive relief on the American Legacy I and II product lines, approval was received to upgrade out-of-surrender contracts of existing American Legacy contractholders. The approved upgrade options include a tax benefit rider, a bonus and an enhanced guaranteed minimum death benefit rider. The roll out of the programs authorized under exemptive relief is slated for the third quarter. LNC is still awaiting approval of exchange options included in its exemptive relief filing for American Legacy and hopes to have the SEC's final decision in the third quarter. Exemptive relief on certain Multi-Fund(R) variable annuity products will be filed in September 2001.

Life Insurance


Results of Operations (1)                                             Six Months Ended                   Three Months Ended
                                                                          June 30                             June 30
(in millions)                                                      2001              2000              2001              2000
-------------                                                      ----              ----              ----              ----
Income from Operations                                           $135.7            $122.9             $67.1             $62.4
Realized Loss                                                     (11.7)             (6.4)             (6.3)             (4.0)
Restructuring Charge (after-tax)                                   (2.0)               --              (2.0)               --
                                                            -----------       -----------       -----------       -----------
Income before Cumulative Effect of Accounting Change              122.0             116.5              58.8              58.4
Cumulative Effect of Accounting Changes (2)                        (5.5)               --              (5.3)               --
                                                            -----------       -----------       -----------       -----------
Net Income                                                       $116.5            $116.5             $53.5             $58.4

First Year Premiums (by Product):
Universal Life                                                   $125.1            $133.4             $68.7             $62.3
Variable Universal Life                                           103.7              84.5              50.3              42.6
Whole Life                                                          9.2               8.5               5.1               4.5
Term                                                               16.3              27.8               8.5              13.5
Corporate Owned Life Insurance ("COLI")                            28.0              32.2              21.0              19.5
                                                            -----------       -----------       -----------       -----------
Total First Year Premiums                                        $282.3            $286.4            $153.6            $142.4


June 30  (in billions)                                                                                 2001              2000
----------------------                                                                                 ----              ----
Account Values

Universal Life                                                                                         $7.2              $6.7
Variable Universal Life                                                                                 1.8               1.8
Interest-Sensitive Whole Life                                                                           2.1               2.0
                                                                                                -----------       -----------
Total Life Insurance Account Values                                                                   $11.1             $10.5

In-Force - Face Amount

Universal Life and Other                                                                             $118.0            $110.5
Term Insurance                                                                                        105.3              97.0
                                                                                                -----------       -----------
Total In-Force                                                                                       $223.3            $207.5


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

(2) Cumulative Effect of Accounting Changes relates to the transition adjustment of $(0.2) million recorded in the first quarter of 2001 upon adoption of Financial Accounting Statement No. 133 and the adjustment of $(5.3) million recorded in the second quarter of 2001 upon adoption of Emerging Issues Task Force Bulletin 99-20. (Refer to page 19 for further discussion of these items.)

The Life Insurance segment reported no change in net income for the first six months of 2001 compared to the same period in 2000 and a decrease of $4.9 million or 8% for the second quarter of 2001 compared to the same quarter in 2000. Income from operations for the first six months of 2001 increased $12.8 million or 10% compared to the same period in 2000 and increased $4.7 million or 8% for the second quarter of 2001 compared to the same quarter in 2000. The increase in income from operations for the first six months of 2001 as compared to same period in 2000 was primarily attributable to growth in life insurance in-force partially offset by unfavorable mortality. The increase in income from operations for the second quarter of 2001 as compared to the same quarter in 2000 was attributable to favorable investment results in addition to the items noted for the first six months of 2001. Life insurance in-force grew to $223.3 billion at the end of the second quarter of 2001, a $15.8 billion or 8% increase over the prior year quarter. The increase was due to strong sales growth over the last year.

After a challenging first quarter, sales rebounded in the second quarter as first year premiums increased by $11.2 million or 8% over the prior year quarter and 19% over first quarter of 2001. This improvement was largely attributable to increases across all products except term life. Sales were especially strong in the second quarter of 2001 for UL and variable universal life ("VUL") products which experienced 10% and 18% increases from the prior year quarter, respectively. Within the VUL line, survivorship VUL sales were the driver of the growth. These results were achieved despite the uncertainty surrounding the new estate tax legislation. The new tax act calls for a very gradual decline in the maximum estate tax rate until 2010 and then ultimate repeal of the tax for one year before a sunset provision takes it back to the 55% rate that is in effect currently.

Term life sales have lagged the strong sales levels experienced in the first half of 2000. The levels in 2000 were bolstered by sale of policies underwritten before the implementation of the Valuation of Life Insurance Model Regulation ("Regulation XXX") in the first quarter of 2000. Regulation XXX requires companies to increase reserves related to certain term life insurance policies; the resulting increase to reserves is passed on to the policyholder through higher premiums. As a result, there was a significant rush of term business before any price increases went into effect.

Account values increased $0.6 billion or 6% to $11.1 billion at June 30,
2001 from $10.5 billion at June 30, 2000.   Positive cash flows
partially offset by market depreciation on VUL accounts accounted for the increase. VUL account values represent 16% of total life insurance account values.

Reinsurance


Results of Operations (1)                                             Six Months Ended                   Three Months Ended
                                                                          June 30                             June 30
(in millions)                                                      2001              2000              2001              2000
-------------                                                      ----              ----              ----              ----
Financial Results by Source

Individual Markets                                                $64.3             $41.8             $24.8             $22.6
Group Markets                                                       5.6               2.2               3.2               1.2
Financial Reinsurance                                              10.5              11.2               6.8               4.0
Other                                                              (2.4)             (3.3)             (1.4)             (1.5)
                                                            -----------       -----------       -----------       -----------
Income from Operations, excluding Exited Businesses                78.0              51.9              33.4              26.3
Exited Businesses                                                   2.9               5.8               0.7              (0.5)
                                                            -----------       -----------       -----------       -----------
Income from Operations                                            $80.9             $57.7             $34.1             $25.8
Realized Gains/Losses (after-tax)                                  (6.3)              0.1              (1.7)             (1.1)
                                                            -----------       -----------       -----------       -----------
Income before Cumulative Effect of Accounting Changes              74.6              57.8              32.4              24.7
Cumulative Effect of Accounting Changes (2)                        (2.4)               --              (2.2)               --
                                                            -----------       -----------       -----------       -----------
Net Income                                                        $72.2             $57.8             $30.2             $24.7

Risk Premium (3)                                                 $423.3            $311.4            $194.3            $158.5

Individual Life Sales - Face Amount (in billions)                 $59.2             $67.2             $28.3             $37.2


June 30  (in billions)                                                                                 2001              2000
----------------------                                                                                 ----              ----
Individual and Group Life Insurance In-Force
Face Amount                                                                                          $475.7            $384.4


(1) The 2000 data was restated from the prior year due to a change in pricing of the management of general account investments performed by the Investment Management segment to a "for profit" basis from the previously reported "at cost" basis. This change was effective on January 1, 2001.

(2) Cumulative Effect of Accounting Changes relates to the transition adjustment of $(0.2) million recorded in the first quarter of 2001 upon adoption of Financial Accounting Statement No. 133 and the adjustment of $(2.2) million recorded in the second quarter of 2001 upon adoption of Emerging Issues Task Force Bulletin 99-20. (Refer to page 19 for further discussion of these items.)

(3) Risk premium is an internal measure used to gauge the earnings power of the Individual Markets business unit and is equal to total operating revenue less commissions, investment income on surplus, and that portion of revenue required to fund policy reserves. The risk premium for the first six months of 2001 includes the effect of the change in estimate for premiums receivable.

The Reinsurance segment ("Lincoln Re") reported an increase in net income of $14.4 million or 25% for the first six months of 2001 compared to the same period in 2000 and an increase of $5.5 million or 22% for the second quarter of 2001 compared to the same quarter in 2000. Income from operations for the first six months of 2001 increased by $23.2 million or 40% compared to the same period in 2000 and increased $8.3 million or 32% for the second quarter of 2001 compared to the same quarter in 2000. The increase in net income and income from operations for the first six months of 2001 as compared to the first six months of 2000 was primarily attributable to a change in accounting estimate recorded in the individual markets line of business in the first quarter of 2001. Lincoln Re refined its estimate of due and unpaid premiums on its client-administered individual life reinsurance business. As a result of the significant growth in the individual life reinsurance business generated in recent years, Lincoln Re initiated a review of the block of business in the last half of 2000. An outgrowth of that analysis resulted in a review of the estimation of premiums receivable for due and unpaid premiums on client-administered business. During the first quarter of 2001, Lincoln Re completed the review of this matter, and concluded that enhanced information flows and refined actuarial techniques provided a basis for a more precise estimate of premium receivables on this business. As a result Lincoln Re recorded income of $25.5 million ($39.3 million pre-tax) related to periods prior to 2001. Earnings also improved between periods in the group markets line of business as a result of premium growth along with higher investment income and lower loss ratios in the employer stop-loss business.

Partially offsetting these improved results between periods were decreased earnings in individual markets as a result of higher mortality. Excluding the one-time pick-up of premium noted above, the actual-to-expected loss ratio was 102.6% for the first six months of 2001 compared to 98.2% for the same period in 2000. This deterioration in mortality was primarily attributable to a higher than normal number of large claims on seasoned business in the first quarter of 2001. Mortality in the second quarter of 2001 compared to the second quarter of 2000 was relatively consistent, however, contributing little to the variance between quarters. The loss ratios for the second quarter of 2001 and 2000 were 97.4% and 96.9%, respectively.

The financial reinsurance line of business experienced an overall decrease in earnings for the six-month period, but an improvement for the quarter. The negative variance for the first six months of 2001 compared to the same period in 2000 was due to the non-renewal of two large reinsurance deals in Japan during the first quarter of 2001 partially offset by positive earnings in the second quarter of 2001 due to the renewal of existing programs and new deals.

Exited businesses had a decrease in earnings for the first six months of 2001 relative to the comparable period in 2000 due to a negative variance related to the first quarter 2000 receipt of interest of $9.2 million ($14.1 million pre-tax) for the transfer of LNC's 49% share of Seguros Serfin Lincoln to its partner, Grupo Financiero Serfin. In addition, the disability income and personal accident lines had reduced earnings as a result of lower investment income in the first quarter of 2001 and a tax adjustment that positively impacted earnings in the first quarter of 2000. Partially offsetting these negative variances between periods was an increase in reserves in the first quarter of 2000 for the HMO excess-of-loss and group carrier medical lines of business related to the 1999 underwriting year. In addition, investment income improved in the second quarter of 2001.

On July 29, 2001, LNC and Swiss Re announced that Swiss Re will acquire
LNC's reinsurance operation (see page 20 in the MD&A for further discussion). This transaction is expected to close in the fourth quarter of 2001.
After closing, the results for the "Reinsurance Segment" will no longer be reported as a segment, but will be reported as part of "Other Operations."

Investment Management


Results of Operations (1)                                             Six Months Ended                   Three Months Ended
                                                                          June 30                             June 30
(in millions)                                                      2001              2000              2001              2000
-------------                                                      ----              ----              ----              ----
Total Investment Advisory Fees                                   $145.2            $161.2             $72.7             $80.2

Income from Operations                                              6.1              25.5               3.7              13.1
Realized Loss on Investments (after-tax)                           (1.2)             (2.1)             (0.7)             (2.0)
Restructuring Charge (after-tax)                                     --              (2.7)               --              (2.7)
                                                            -----------       -----------       -----------       -----------
Income before Cumulative Effect of Accounting Change                4.9              20.7               3.0               8.4
Cumulative Effect of Accounting Change (after-tax) (2)             (0.1)               --              (0.1)               --
                                                            -----------       -----------       -----------       -----------
Net Income                                                         $4.8             $20.7              $2.9              $8.4


June 30  (in billions)                                                                                 2001              2000
----------------------                                                                                 ----              ----
Assets Under Management:

Retail - Equity                                                                                       $19.4             $23.1
Retail - Fixed                                                                                          6.7               6.7
                                                                                                -----------       -----------
Total Retail                                                                                          $26.1             $29.8

Institutional - Equity                                                                                 18.4              20.2
Institutional - Fixed                                                                                   5.8               6.5
                                                                                                -----------       -----------
Total Institutional                                                                                   $24.2             $26.7

Insurance Assets                                                                                      $36.0             $34.9
                                                                                                -----------       -----------
Total Assets Under Management                                                                         $86.3             $91.4


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

(2) Cumulative Effect of Accounting Change relates to the second quarter 2001 adoption of Emerging Issues Task Force Bulletin 99-20. (Refer to page 19 for further discussion of this item.)

The Investment Management segment reported a decrease in net income of $15.9 million or 77% for the first six months of 2001 compared to the same period in 2000 and a decrease of $5.5 million or 65% for the second quarter of 2001 compared to the same quarter in 2000. Income from operations for the first six months of 2001 decreased $19.4 million or 76% compared to the same period in 2000 and decreased $9.4 million or 72% for the second quarter of 2001 compared to the same quarter in 2000. The decrease in net income and income from operations for the first six months of 2001 as compared to the first six months of 2000 was attributable to lower investment advisory fees and to a lesser extent reduced other revenue and increased expenses.

Investment advisory fees relating to external assets under management decreased $18.9 million (pre-tax) for the first six months of 2001 compared to the same period in 2000 due to a decrease in both retail and institutional assets under management. Retail assets under management were $26.1 billion at the end of the second quarter of 2001 as compared to $29.8 billion at the end of second quarter of 2000. The decrease in retail assets under management was primarily the result of market depreciation along with net cash outflows. Institutional assets under management were $24.2 billion at the end of the second quarter of 2001 as compared to $26.7 billion at the end of the second quarter of 2000. The decrease in institutional assets under management was primarily the result of net cash outflows in the first three quarters of the rolling one year basis along with market depreciation. This decease was partially offset by positive flows in the second quarter of 2001.

Other revenue decreased as a result of reduced distribution, shareholder servicing and investment accounting revenue associated with lower retail mutual fund sales and lower assets under management.

Expenses increased 2% during the first six months of 2001 compared to the same period in 2000. This increase was primarily the result of year-end 2000 salary increases. In addition, the segment had higher amortization of deferred broker commissions and incurred costs to close and merge a number of mutual funds. Partially offsetting the above negative variances was the absence of significant severance expenses that were incurred during the first six months of 2000. Although the Investment Management segment has made significant investments in upgrading talent and revamping investment processes over the last year, expenses have remained relatively flat as a result of effective expense management.

Client Cash Flows


The Investment Management segment's net client cash flows were as follows:

                                                                      Six Months Ended                   Three Months Ended
                                                                          June 30                             June 30
(in billions)                                                      2001              2000              2001              2000
-------------                                                      ----              ----              ----              ----
Retail:

Equity Sales                                                       $1.6              $2.1              $0.7              $0.9
Equity Redemptions and Transfers                                   (1.7)             (2.6)             (0.7)             (1.0)
                                                            -----------       -----------       -----------       -----------
Net Flows                                                          (0.1)             (0.5)               --              (0.1)

Fixed Sales                                                         0.4               0.3               0.2               0.2
Fixed Redemptions and Transfers                                    (0.5)             (1.0)             (0.3)             (0.5)
                                                            -----------       -----------       -----------       -----------
Net Flows                                                          (0.1)             (0.7)             (0.1)             (0.3)

Total Retail Net Flows                                            $(0.2)            $(1.2)            $(0.1)            $(0.4)
                                                            -----------       -----------       -----------       -----------

Institutional:

Equity Inflows                                                     $1.7              $1.6               0.8              $0.7
Equity Withdrawals and Transfers                                   (1.7)             (4.7)             (0.5)             (1.4)
                                                            -----------       -----------       -----------       -----------
Net Flows                                                            --              (3.1)              0.3              (0.7)

Fixed Inflows                                                       0.5               0.3               0.2               0.2
Fixed Withdrawals and Transfers                                    (0.5)             (0.9)             (0.1)             (0.5)
                                                            -----------       -----------       -----------       -----------
Net Flows                                                            --              (0.6)              0.1              (0.3)

Total Institutional Net Flows                                       $--             $(3.7)             $0.4             $(1.0)

Total Retail and Institutional Net Flows                          $(0.2)            $(4.9)             $0.3             $(1.4)


In the first six months of 2001, the Investment Management segment gained momentum in its on-going initiative to increase asset retention and attract new asset flows. Total net cash outflows were $0.2 billion for the first six months of 2001 compared to $4.9 billion for the first six months of 2000, a $4.7 billion improvement. The second quarter of 2001 was especially encouraging, because overall net cash flows were positive for the first time since the third quarter of 1999. Net cash inflows were $0.3 billion for the second quarter of 2001 compared to net cash outflows of $1.4 billion for the same period in 2000. The improvement in net flows in the first six months and second quarter of 2001 was the result of significant improvement in retention on the institutional side, as well as, improved institutional inflows and improved retention on the retail side.

Management believes that the turnaround in institutional inflows and overall retention is attributable to improved investment performance along with increased customer confidence in management's ability to sustain positive change. On the institutional side, eight of 13 institutional asset classes managed exceeded their benchmarks for the trailing 12 months ended June 30, 2001. These results were consistent with those reported for the trailing 12 months ended March 31, 2001, but were lower from those reported for the 12 months ended June 30, 2000 when 9 of 13 institutional asset classes exceeded their benchmarks. Likewise, the relative performance of 16 of Delaware's 25 largest retail funds were in the top half of their respective Lipper universes for the 12 months ended June 30, 2001, up from 14 for the 12 months ended March 31, 2001 and up from 7 for the 12 months ended June 30, 2000.

Decreased equity sales were the driver of the overall drop in retail sales for the quarter and the six months ended June 30, 2001. The volatile equity markets have created an uncertain environment for retail investment products. If the equity markets continue to be volatile in response to the overall economic outlook then this negative trend is expected to continue in the future.

Lincoln UK


Results of Operations                                                 Six Months Ended                   Three Months Ended
                                                                          June 30                             June 30
(in millions)                                                      2001              2000              2001              2000
-------------                                                      ----              ----              ----              ----
Income from Operations                                            $30.6             $35.0             $16.2             $19.3
Net Income                                                        $32.4             $34.6             $17.6             $19.1

June 30  (in billions)                                                                                 2001              2000
-------------                                                                                          ----              ----
Unit-Linked Assets                                                                                     $5.8              $6.7

Individual Life Insurance In-Force                                                                    $21.5             $25.2


The Lincoln UK segment reported a decrease in net income of $2.2 million or 6% for the first six months of 2001 compared to the same period in 2000 and a decrease of $1.5 million or 8% for the second quarter of 2001 compared to the same quarter in 2000. Income from operations for the first six months of 2001 decreased $4.4 million or 13% compared to the same period in 2000 and decreased $3.1 million or 16% for the second quarter of 2001 compared to the same quarter in 2000. The decrease in net income and income from operations for the first six months of 2001 compared to the same period in 2000 was primarily attributable to reduced fee income on unit-linked assets which resulted from the downturn in the United Kingdom ("UK") equity markets over the last six months. In addition, changes to persistency assumptions governing the amortization of deferred acquisition costs caused an increase in amortization. The changes in assumptions were made in the fourth quarter of 2000 after consideration of how lapse rates would be affected by LNC's decisions to transfer the sales force and cease writing new
business in the UK through direct sales distribution.   Over the last
six months, actual lapse rates have been in line with assumptions, but Lincoln UK continues to evaluate the persistency assumptions on an on-going basis. Partially offsetting the negative variances noted above, Lincoln UK had favorable general and administrative expenses. Lincoln UK continues to employ effective expense management.

Other Operations


Results of Operations (1)                                             Six Months Ended                   Three Months Ended
                                                                          June 30                             June 30
(in millions)                                                      2001              2000              2001              2000
-------------                                                      ----              ----              ----              ----
Financial Results by Source
LFA                                                              $(19.1)           $(10.3)           $(12.3)            $(2.9)
LFD                                                               (18.4)             (8.5)            (11.5)             (5.2)
LNC Financing                                                     (43.7)            (44.1)            (22.0)            (22.2)
Other Corporate                                                     1.5              (7.2)              2.0              (1.4)
                                                            -----------       -----------       -----------       -----------
Loss from Operations                                              (79.7)            (70.1)            (43.8)            (31.7)
Realized Gains/(Losses) (after-tax)                                 0.7              (1.3)              2.6               0.3
Restructuring Charge                                               (1.2)               --              (1.2)               --
                                                            -----------       -----------       -----------       -----------
Income before Cumulative Effect of Accounting Change              (80.2)            (71.4)            (42.4)            (31.4)
Cumulative Effect of Accounting Change (2)                         (0.3)               --                --                --
                                                            -----------       -----------       -----------       -----------
Net Loss                                                         $(80.5)           $(71.4)           $(42.4)           $(31.4)


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

(2) Cumulative Effect of Accounting Change relates to the transition adjustment recorded in the first quarter of 2001 upon adoption of Financial Accounting Statement No. 133. (Refer to page 19 for further discussion of these items.)

Other Operations reported a negative variance in net loss of $9.1 million or 13% for the first six months of 2001 compared to the same period in 2000 and a negative variance in net loss of $11.0 million or 35% for the second quarter of 2001 compared to the same quarter in 2000. Loss from operations for the first six months of 2001 increased by $9.6 million or 14% compared to the same period in 2000 and increased $12.1 million or 38% for the second quarter of 2001 compared to the same quarter in 2000. The negative variance in net loss and loss from operations for the first six months of 2001 compared to the same period in 2000 was primarily attributable to the results of LFA and LFD in 2001. For the first six months of 2001 compared to the same period in 2000, LFA and LFD had negative variances of $8.8 million and $9.9 million, respectively.

Sales revenue for LFA was significantly lower during the first six months of 2001 as compared to the same period of 2000. In addition, LFA had higher expenses. LFA, a fee-based investment planning firm and broker dealer, experienced a decrease in sales of both annuities and other investment products. The downturn in the equity markets over the last three quarters has caused a difficult sales environment for broker dealers. LFA had an increase in expenses as a result of increased salaries and other general and administrative expenses.

LFD, LNC's wholesale distribution organization, experienced relatively flat sales over the first six months of 2001 compared to the same period in 2000, however, revenue decreased as a result of changes in the mix of business. Sales of money market funds increased 158% in the first six months of 2001 compared to the prior year period. This increase, resulting from the uncertain equity markets and the downturn in the economy, generates no revenue, because LFD does not receive transfer
pricing for such sales.   LFD had higher expenses primarily as a result
of its investment in new wholesalers during the first six months of 2001. LFD started with 221 wholesalers at the beginning of 2001 and had 271 at June 30. LFD's on-going strategy is to target key accounts across all distribution channels. LNC expects sales to increase during the second half of 2001 as the new wholesalers get established and LFD gains additional shelf space for LNC's products.

Partially offsetting the negative variances of LFA and LFD, Other Corporate had a positive variance of $8.7 million for the first six months of 2001 compared to the same period in 2000. In the first quarter of 2000, there were offsetting litigation items that created a loss of $2.6 million. In addition, there was a $3.4 million loss related to AnnuityNet in the first six months of 2000. AnnuityNet is accounted for using the equity method of accounting. In 2000, LNC recognized losses for AnnuityNet up to the amount of its investment. Therefore, no further activity is expected to be recorded for AnnuityNet until it has earnings. The remaining improvement in Other Corporate is related to timing differences between when corporate overhead is incurred and allocated.

CONSOLIDATED INVESTMENTS


June 30  (in billions)                                                                                 2001              2000
----------------------                                                                                 ----              ----
Total Assets Managed                                                                                 $128.5            $137.5


                                                                      Six Months Ended                   Three Months Ended
                                                                          June 30                             June 30
                                                                   2001              2000              2001              2000
                                                                   ----              ----              ----              ----
Mean Invested Assets (cost basis) (in billions)                  $37.17            $37.77            $37.09            $37.31

Adjusted Net Investment Income (1) (in millions)               $1,350.3          $1,388.7            $676.1            $676.1

Investment Yield (ratio of net investment
income to mean invested assets)                                   7.27%             7.35%             7.29%             7.25%

(1) Includes tax-exempt income.


The total investment portfolio increased $427.4 million in the first six months of 2001. This is the result of purchases of investments from cash flow generated by the business segments and an increase in the fair value of securities available-for-sale.

The quality of LNC's fixed maturity securities portfolio as of June 30, 2001 was as follows:

Treasuries and AAA      19.3%        BBB               34.2%
AA                       6.7%        BB                 4.7%
A                       32.0%        Less than BB       3.1%

As of June 30, 2001, $2.2 billion or 7.8% of fixed maturity securities was invested in below investment grade securities (less than BBB). This represents 6.1% of the total investment portfolio. The interest rates available on these below investment grade securities are significantly higher than are available on other corporate debt securities. Also, the risk of loss due to default by the borrower is significantly greater with respect to such below investment grade securities because these securities are generally unsecured, often subordinated to other creditors of the issuer and issued by companies that usually have high levels of indebtedness. LNC attempts to minimize the risks associated with these below investment grade securities by limiting the exposure to any one issuer and by closely monitoring the credit worthiness of such issuers. During the six months ended June 30, 2001, the aggregate cost of such investments purchased was $165.9 million. Aggregate proceeds from such investments sold were $131.8 million, resulting in a net realized pre-tax loss at the time of sale of $1.7 million.

LNC's entire fixed maturity and equity securities portfolio is classified as "available-for-sale" and is carried at fair value. Changes in fair value, net of related deferred acquisition costs, amounts required to satisfy policyholder commitments and taxes, are charged or credited directly to shareholders' equity.

As of June 30, 2001, mortgage loans on real estate and real estate represented 13% and 1% of LNC's total investment portfolio, respectively. As of June 30, 2001, the underlying properties supporting the mortgage loans on real estate consisted of 33.8% in commercial office buildings, 28.6% in retail stores, 14.0% in industrial buildings, 12.3% in apartments, 6.8% in hotels/motels and 4.5% in other. In addition to the dispersion by property type, the mortgage loan portfolio is geographically diversified throughout the United States.

The following summarizes key information on mortgage loans:

                                                         June 30  December 31
                                 (in millions)              2001         2000
                                 -------------              ----         ----
Total Portfolio (net of reserves)                       $4,652.7     $4,663.0

Mortgage loans two or more payments delinquent
(including in process of foreclosure)                        5.1          7.6
Restructured loans in good standing                          3.9          4.1
Reserve for mortgage loans                                   4.1          4.9

Fixed maturity securities available-for-sale, mortgage loans on real estate and real estate that were non-income producing for the six months ended June 30, 2001 were not significant.

Net Investment Income
Net investment income decreased $38.2 million or 2.8% when compared with the first six months of 2000. This decrease was the result of a 2% decrease in mean invested assets (all calculations on a cost basis) and a slight decrease in the overall yield on investments from 7.28%
(exclusive of interest income on Seguros Serfin Lincoln) to 7.27%.   In
addition, in the first quarter of 2000, LNC recognized interest income of $14.1 million (pre-tax) upon the transfer of Seguros Serfin Lincoln.

Realized Losses on Investments
The first six months of 2001 and 2000 had realized losses on investments of $38.4 million and $11.4 million, respectively. These losses are net of related deferred acquisition costs and expenses. Securities available-for-sale that were deemed to have declines in fair value that are other than temporary were written down. Also, when the underlying value of the property is deemed to be less than the carrying value, LNC records write-downs and allowances on select mortgage loans on real estate, real estate and other investments. The increase in losses between periods was due primarily to an increase in the write-down of securities available-for-sale.

The pre-tax write-downs of securities available-for-sale for the first six months of 2001 and 2000 were $74.5 million and $23.1 million, respectively. The fixed maturity securities to which write-downs apply were generally of investment grade quality at the time of purchase, but were classified as "below investment grade" at the time of the write-downs. During the first six months of 2001, LNC released $1.4 million in reserves on real estate and mortgage loans on real estate compared to reserves released of $0.5 million for the first six months of 2000. Net write-downs and reserve releases for all investments for the six months ended June 30, 2001 and 2000 were $73.1 million and $22.6 million, respectively.

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

The consolidated statement of cash flows on page 7 indicates that operating activities provided cash of $227.8 million during the first six months of 2001. This statement also classifies the other sources and uses of cash by investing activities and financing activities and discloses the total amount of cash available to meet LNC's obligations.

Although LNC generates adequate cash flow to meet the needs of its normal operations, periodically LNC may issue debt or equity securities to fund internal expansion, acquisitions, investment opportunities and the retirement of LNC's debt and equity. As of June 30, 2001, LNC has a shelf registration with an unused balance of $825 million that would allow LNC to issue a variety of securities, including debt, preferred stock, common stock and hybrid securities. Finally, cash funds are available from LNC's revolving credit agreements which provide for borrowing up to $700 million.

Transactions such as those described in the preceding paragraph that have occurred in the first six months of 2001 include the purchase and retirement of 4,300,000 shares of common stock at a cost of $186.82 million. During the six months ended June 30, 2001, the remaining amount ($53.36 million) of the May 1999 board authorization to repurchase $500 million of LNC securities was used and $133.46 million under the November 2000 board authorization to repurchase $500 million was used. At June 30, 2001, the remaining amount under the November 2000 board authorization was $366.54 million. On July 26, 2001, the LNC board authorized an additional $500 million to repurchase LNC securities.

On July 29, 2001, LNC and Swiss Re announced that Swiss Re will acquire LNC's reinsurance operation for $2.0 billion. In addition, LNC will retain approximately $500 million of capital supporting the reinsurance operation. Closing is anticipated to be in the fourth quarter of 2001 and is subject to regulatory approvals. LNC expects to invest the proceeds from the transaction to expand its other businesses and to repurchase LNC securities.

LNC's insurance subsidiaries are subject to certain insurance department regulatory restrictions as to the transfer of funds and payment of dividends to the holding company. Generally, these restrictions pose no short-term liquidity concerns for the holding company. However, as discussed in detail within Note 5 to the consolidated financial statements, the acquisition of two blocks of business in 1998 placed further restrictions on the ability of LNC's primary insurance subsidiary, Lincoln National Life Insurance Company ("LNL"), to declare and pay dividends. As a result of these acquisitions, LNL's statutory earned surplus is negative. It is necessary for LNL to obtain the prior approval of the Indiana Insurance Commissioner before paying any dividends to LNC until such time as statutory earned surplus is positive. The time frame for statutory earned surplus to return to a positive position is dependent upon future statutory earnings and dividends paid by LNL.

Both the substantive review process conducted by the Commissioner and the financial standards that must be met are the same whether a dividend payment is an ordinary dividend or extraordinary dividend. Only the timing of the review is different. An ordinary dividend payment can be made without prior approval, however, if the Commissioner subsequently determines that the payment does not meet the financial standards, repayment of the dividend could be ordered and future dividends could be limited or prohibited. Assuming LNL continues to satisfy the financial standards for making dividends to LNC, timely review as required of the Commissioner by statute and approvals of extraordinary dividends are expected to continue. During the six months ended June 30, 2001 and during the year ended December 31, 2000, LNL received regulatory approval and paid extraordinary dividends totaling $265 million and $420 million, respectively, to LNC. In the event such approvals are not obtained in the future, management believes that LNC can obtain the funds required to satisfy its obligations from its existing credit facilities and other sources.

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

Total shareholders' equity increased $101.9 million in the first six months of 2001. Excluding the increase of $91.1 million related to an increase in the unrealized gain on securities available-for-sale and derivative instruments and the cumulative effect of accounting change related to derivative instruments, shareholders' equity increased $10.8 million. This increase was the net result of increases of $301.9 million from net income and $47.1 million from the issuance of common stock related to benefit plans partially offset by decreases of $186.8 million for the repurchase of common shares, $37.2 million for the cumulative foreign currency translation adjustment and $114.2 million for the declaration of dividends to shareholders.

As of June 30, 2001, LNC's senior debt ratings were Moody's at A3 ("Upper Medium Grade"), Standard and Poor's at A- ("Strong"), Fitch at A+ ("Strong") and A.M. Best at a ("Strong"), and LNC's commercial paper ratings included Moody's at P-2 ("Strong"), Standard and Poor's at A-2 ("Satisfactory") and Fitch at F-1 ("Very Strong"). In October of 2000, Moody's downgraded LNC's senior debt from A2 ("Upper Medium Grade") to A3 ("Upper Medium Grade") and LNC's commercial paper from P-1 ("Superior") to P-2 ("Strong"). Although there are less investors for A-2/P-2 commercial paper, through June 30, 2001, liquidity has not been adversely impacted as a result of the downgrade. LNC can draw upon alternative short-term borrowing facilities such as revolving lines of bank credit.

Based on historical trends, management expected the short-term borrowing rate on the issuance of commercial paper to increase approximately 0.20% per annum as a result of the downgrade by Moody's. From late December 2000 through early January 2001, LNC experienced periods of greater volatility in commercial paper borrowing rates as an A-2/P-2 issuer with the spread above A-1/P-1 rates ranging from 0.25% to 0.50%. LNC's commercial paper rates have since normalized to their historical spread above A-1/P-1 of 0.20%.

As of June 30, 2001, Lincoln National (UK) PLC's commercial paper ratings were Standard and Poor's at A-2 ("Satisfactory") and Moody's at P-2 ("Strong"). In March of 2001, Standard and Poor's affirmed Lincoln National (UK) PLC's commercial paper rating at A-2. In October of 2000, Moody's downgraded Lincoln National (UK) PLC from P-1 ("Superior") to P-2 ("Strong"). From late December 2000 through early January 2001, Lincoln UK experienced periods of greater volatility in commercial paper borrowing rates as an A-2/P-2 issuer. The markets have since normalized to their historical spread above A-1/P-1 of 0.30%. During periods in which it is difficult for A-2/P-2 issuers to issue commercial paper, Lincoln UK can draw upon alternative short-term borrowing facilities in the form of bank loans which will cause an increase in the borrowing rate of approximately 0.15% per annum.

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

Derivatives
As discussed in Note 7 to the consolidated financial statements for the year ended December 31, 2000 (see pages 100 through 102 of LNC's 2000 Annual Report which were incorporated by reference to Item 8 of LNC's Form 10-K for the year ended December 31, 2000), LNC has entered into derivative transactions to reduce its exposure to fluctuations in interest rates, the widening of bond yield spreads over comparable maturity U.S. Government obligations, credit risk, foreign exchange risk and fluctuations in the S&P 500 index. In addition, LNC is subject to risks associated with changes in the value of its derivatives; however, such changes in value are generally offset by changes in the value of the items being hedged by such contracts. Modifications to LNC's derivative strategy are initiated periodically upon review of the Company's overall risk assessment. During the first six months of 2001, the more significant changes in LNC's derivative positions are as follows:

1. Decreased its use of interest rate cap agreements that are used to hedge its annuity business from the effect of fluctuating interest rates from 1.6 billion notional to 1.3 billion notional. The decrease in notional is a result of expirations and resulted in a recognized loss of $0.03 million.

2. Decreased its use of interest rate swaps hedging variable rate bonds by 50.2 million notional, resulting in a total notional of 346.6 million. These interest rate swap agreements convert floating rate bond coupon payments into a fixed rate of return. Of the 50.2 million notional decrease, 7.0 million notional was terminated resulting in a recognized gain of $0.2 million and 43.2 million notional expired. No gain or loss was recognized as a result of the expirations. LNC also decreased its use of forward starting interest rate swaps to hedge the forecasted purchase of assets by 311.5 million notional, resulting in no remaining notional. These terminations resulted in a $36.0 million gain recorded in Other Comprehensive Income under FAS 133. The gain will be recognized in income over the life of the purchased assets. These swap agreements protect LNC from falling interest rates.

3. Increased its use of foreign currency swaps from 37.5 million notional to 114.9 million notional. New swaps in the amount of 80.9 million notional were entered into during the first six months of 2001. A total of 3.5 million notional was terminated, resulting in a $0.6 million gain. These foreign currency swap agreements are part of a hedging strategy. LNC owns various foreign issue securities. Interest payments from these securities are received in a foreign currency and then swapped into U.S. dollars.

4. Entered into foreign exchange forward contracts in the amount of
237.7 million notional that are hedging LNC's exposure to currency fluctuation associated with its issuance of non-Sterling commercial paper in Europe. A total of 254.5 million notional was terminated resulting in no gain or loss.

5. Increased its use of S&P 500 index call options from 183.3 million notional to 198.1 million notional. New options in the amount of 61.8 million notional were entered into during the first six months of 2001. A total of 47.0 million notional was terminated, resulting in a $2.6 million loss. These call options continue to offset LNC's increased liabilities resulting from certain reinsurance agreements which guarantee payment for a specified portion of the appreciation of the S&P 500 index on certain underlying annuity products.

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

Item 4 Submission of Matters to a Vote of Security Holders

(a) The matters discussed below were submitted to and voted on by Shareholders of the Registrant at the Annual Meeting of Shareholders of the Registrant on May 10, 2001.

1. To elect four directors for three year terms and one director for two year term (term distinction noted next to nominee)

Jon A. Boscia                    Jenne K. Britell (two year term)
Votes cast for = 157,342,499     Votes cast for = 157,702,132
Votes withheld =   2,524,744     Votes withheld =   2,165,111

Eric G. Johnson                  John M. Pietruski.
Votes cast for = 157,723,225     Votes cast for = 157,487,269
Votes withheld =   2,144,018     Votes withheld =   2,379,974

Gilbert R. Whitaker, Jr.
Votes cast for = 157,550,150
Votes withheld =   2,317,093

2. To approve Amended and Restated Incentive Compensation Plan

Votes cast for        = 125,691,654
Votes cast against    =  29,378,624
Number of abstentions =   4,796,965
Number of non-votes   =           0

3. To approve Shareholder Proposal relating to Tobacco Investments

Votes cast for        =  12,772,752
Votes cast against    = 120,930,562
Number of abstentions =   8,334,196
Number of non-votes   =  17,829,733

Item 6  Exhibits and Reports on Form 8-K

(a) The following Exhibits of the Registrant are included in this report.

12 Historical Ratio of Earnings to Fixed Charges

21 Subsidiaries of the Registrant

(b) Financial Report for the quarter ended March 31, 2001, as filed with the Securities and Exchange Commission on Form 8-K on May 17, 2001. Financial Report for the quarter ended March 31, 2001, as filed with the Securities and Exchange Commission on Form 8-K on May 1, 2001. Financial Report for the year ended December 31, 2000, as filed with the Securities and Exchange Commission on Form 8-K on April 6, 2001.

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LINCOLN NATIONAL CORPORATION

By /S/ Richard C. Vaughan
   ----------------------
Richard C. Vaughan,
Executive Vice President and
Chief Financial Officer

By /S/ Casey J. Trumble
   --------------------
Casey J. Trumble,
Senior Vice President and
Chief Accounting Officer

Date   August 3, 2001
       --------------


LINCOLN NATIONAL CORPORATION

Exhibit Index for the Report on Form 10-Q for the Quarter Ended June 30, 2001

Exhibit Number                Description                         Page Number
--------------                -----------                         -----------
12                            Historical Ratio of Earnings to
                              Fixed Charges                            40

21                            Subsidiaries of the Registrant           41


LINCOLN NATIONAL CORPORATION AND SUBSIDIARIES

EXHIBIT 12 - HISTORICAL RATIO OF EARNINGS TO FIXED CHARGES




                                            Six Months
                                           Ended June 30                            Year Ended December 31,
                                      ----------------------        -------------------------------------------------------
(millions of dollars)                    2001           2000          2000        1999        1998      1997(4)       1996
                                         ----           ----          ----        ----        ----      ------        ----
Net Income before Federal
Income Taxes                           $424.8         $457.6        $836.3      $570.0      $697.4    $1,427.1      $692.7
Equity Loss (Earnings) in
Unconsolidated Affiliates                (0.9)           2.6           0.4        (5.8)       (3.3)       (2.1)       (1.4)
Sub-total of Fixed Charges               81.2           85.3         168.9       160.9       144.1       113.3       108.6
                                    ---------      ---------     ---------   ---------   ---------   ---------   ---------
Sub-total of Adjusted
Net Income                              505.1          545.5       1,005.6       725.1       838.2     1,538.3       799.9
Interest on Annuities &
Financial Products                      736.7          740.7       1,474.2     1,510.4     1,446.2     1,253.5     1,185.6
                                    ---------      ---------     ---------   ---------   ---------   ---------   ---------
Adjusted Income Base                  1,241.8        1,286.2       2,479.8     2,235.5     2,284.4     2,791.8     1,985.5

Rent Expense                             44.2           40.7          88.4        81.5        81.3        62.5        71.6

Fixed Charges:

Interest and Debt Expense                66.5           71.7         139.5       133.7       117.1        92.5        84.7
Rent (Pro-rated)                         14.7           13.6          29.4        27.2        27.0        20.8        23.9
                                    ---------      ---------     ---------   ---------   ---------   ---------   ---------
Sub-total of Fixed Charges               81.2           85.3         168.9       160.9       144.1       113.3       108.6
Interest on Annuities &
Financial Products                      736.7          740.7       1,474.2     1,510.4     1,446.2     1,253.5     1,185.6
                                    ---------      ---------     ---------   ---------   ---------   ---------   ---------
Sub-total of Fixed Charges             $817.9         $826.0       1,643.1     1,671.3     1,590.3     1,366.8     1,294.2
Preferred Dividends (Pre-tax)               *              *           0.1         0.1         0.1         0.2         0.2
                                    ---------      ---------     ---------   ---------   ---------   ---------   ---------
Total Fixed Charges                    $817.9         $826.0      $1,643.2    $1,671.4    $1,590.4    $1,367.0    $1,294.4

*Less than $100,000

Ratio of Earnings to Fixed Charges:

Excluding Interest on
Annuities and Financial
Products (1)                             6.22           6.40          5.95        4.51        5.82       13.57        7.37
Including Interest on
Annuities and Financial
Products (2)                             1.52           1.56          1.51        1.34        1.44        2.04        1.53
Ratio of Earnings to
Combined Fixed Charges
and Preferred Stock
Dividends (3)                            1.52           1.56          1.51        1.34        1.44        2.04        1.53


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