Form 10-Q
period 2001-09-30
LINCOLN NATIONAL CORP
filed 2001-11-06
CIK 59558

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                               FORM 10-Q

        QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES
                         EXCHANGE ACT OF 1934

For quarter ended September 30, 2001           Commission file number 1-6028

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

As of October 26, 2001 LNC had 189,450,183 shares of Common Stock outstanding.


Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports) and (2) has been subject to
such filing requirements for the past 90 days.   Yes [ X ]          No [   ]

The exhibit index to this report is located on page 43.

Page 1 of 44

PART I - FINANCIAL INFORMATION

Item 1  Financial Statements


                                                               LINCOLN NATIONAL CORPORATION

                                                                CONSOLIDATED BALANCE SHEETS

                                                                       September 30              December 31
                                                   (000s omitted)              2001                     2000
ASSETS                                             --------------      ------------             ------------
                                                                        (Unaudited)
Investments:
Securities available-for-sale, at fair value:
Fixed maturity (cost 2001 - $28,253,332;
2000 - $27,377,065)                                                     $28,931,593              $27,449,773
Equity (cost 2001 - $463,368;
2000 - $462,813)                                                            477,699                  549,709
Mortgage loans on real estate                                             4,663,052                4,662,983
Real estate                                                                 288,840                  282,014
Policy loans                                                              1,943,385                1,960,899
Derivative instruments                                                       62,078                       --
Other investments                                                           421,353                  463,270
                                                                       ------------             ------------
Total Investments                                                        36,788,000               35,368,648

Investment in unconsolidated affiliates                                       6,465                    6,401

Cash and invested cash                                                    1,996,316                1,927,393

Property and equipment                                                      260,996                  228,211

Deferred acquisition costs                                                3,087,230                3,070,507

Premiums and fees receivable                                                264,508                  296,705

Accrued investment income                                                   615,136                  546,393

Assets held in separate accounts                                         39,479,808               50,579,915

Federal income taxes                                                         35,267                  207,548

Amounts recoverable from reinsurers                                       3,818,271                3,747,734

Goodwill                                                                  1,253,210                1,285,993

Other intangible assets                                                   1,451,454                1,556,975

Other assets                                                              1,149,355                1,021,636
                                                                       ------------             ------------
Total Assets                                                            $90,206,016              $99,844,059

See notes to consolidated financial statements.


                                                              LINCOLN NATIONAL CORPORATION

                                                               CONSOLIDATED BALANCE SHEETS
                                                                      -CONTINUED-

                                                                       September 30              December 31
                                                   (000s omitted)              2001                     2000
                                                   --------------      ------------             ------------
                                                                        (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Insurance and Investment Contract Liabilities:

Insurance policy and claim reserves                                     $21,778,677              $21,728,098

Contractholder funds                                                     19,182,273               18,377,061

Liabilities related to separate accounts                                 39,479,808               50,579,915
                                                                       ------------             ------------

Total Insurance and Investment Contract Liabilities                      80,440,758               90,685,074

Short-term debt                                                             539,049                  312,927

Long-term debt                                                              712,432                  712,231

Company-obligated mandatorily redeemable preferred
securities of subsidiary trusts holding solely junior
subordinated debentures                                                     304,963                  745,000

Other liabilities                                                         2,840,176                2,434,743
                                                                       ------------             ------------

Total Liabilities                                                        84,837,378               94,889,975
                                                                       ------------             ------------
Shareholders' Equity:
Series A preferred stock-10,000,000 shares authorized
(9/30/01 liquidation value - $1,872)                                            774                      857

Common stock - 800,000,000 shares authorized                              1,252,490                1,003,651

Retained earnings                                                         3,840,248                3,915,598

Accumulated Other Comprehensive Income:
Foreign currency translation adjustment                                       6,885                   21,930
Net unrealized gain on securities available-for-sale                        247,903                   12,048
Net unrealized gain on derivatives                                           20,338                       --
                                                                       ------------             ------------
Total Accumulated Other Comprehensive Income                                275,126                   33,978
                                                                       ------------             ------------
Total Shareholders' Equity                                                5,368,638                4,954,084
                                                                       ------------             ------------

Total Liabilities and Shareholders' Equity                              $90,206,016              $99,844,059

See notes to consolidated financial statements.




                                                                        LINCOLN NATIONAL CORPORATION

                                                                      CONSOLIDATED STATEMENTS OF INCOME

                                                             Nine Months Ended                     Three Months Ended
                                                                September 30                          September 30
     (000s omitted, except per share amounts)             2001               2000               2001                2000
     ----------------------------------------             ----               ----               ----                ----
                                                                (Unaudited)                           (Unaudited)
Revenue:

Insurance premiums                                  $1,397,225         $1,327,566           $440,691            $456,869
Insurance fees                                       1,171,287          1,244,354            380,886             425,150
Investment advisory fees                               146,277            159,484             47,244              53,349
Net investment income                                2,033,015          2,074,986            686,222             690,019
Equity in earnings (loss) of
unconsolidated affiliates                                1,342               (977)               405               1,626
Realized loss on investments and
derivative instruments                                 (75,848)           (28,324)           (37,642)            (16,965)
Other revenue and fees                                 233,752            300,896             91,456             106,049
                                                  ------------       ------------       ------------        ------------

Total Revenue                                        4,907,050          5,077,985          1,609,262           1,716,097

Benefits and Expenses:

Benefits                                             2,664,807          2,636,443            903,132             893,459
Underwriting, acquisition,
insurance and other expenses                         1,571,794          1,687,441            526,939             597,871
Interest and debt expense                               96,053            106,129             29,565              34,409
                                                  ------------       ------------       ------------        ------------

Total Benefits and Expenses                          4,332,654          4,430,013          1,459,636           1,525,739
                                                  ------------       ------------       ------------        ------------

Income before Federal Income Taxes,
Cumulative Effect of Accounting Changes and
Minority Interest in Consolidated Subsidiary           574,396            647,972            149,626             190,358

Federal income taxes                                   137,893            175,530             30,593              51,754
                                                  ------------       ------------       ------------        ------------

Income before Cumulative Effect of Accounting
Changes and Minority Interest in Consolidated
Subsidiary                                             436,503            472,442            119,033             138,604

Cumulative effect of accounting changes (net
of Federal income taxes)                               (15,566)                --                 --                  --
                                                  ------------       ------------       ------------        ------------
Income before Minority Interest in
Consolidated Subsidiary                                420,937            472,442            119,033             138,604

Minority interest in consolidated subsidiary               (53)                (9)               (18)                (20)
                                                  ------------       ------------       ------------        ------------

Net Income                                            $420,990           $472,451           $119,051            $138,624

Net Income Per Common Share-Basic                        $2.23              $2.47              $0.63               $0.73

Net Income Per Common Share-Diluted                      $2.18              $2.42              $0.61               $0.71

See notes to consolidated financial statements.





                                                                            LINCOLN NATIONAL CORPORATION

                                                                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                           Nine Months Ended  September 30

                                                                 Number of Shares                           Amounts
     (000s omitted from dollar amounts)                         2001           2000                  2001             2000
     ----------------------------------                         ----           ----                  ----             ----
                                                                    (Unaudited)                           (Unaudited)
Series A Preferred Stock:
Balance at beginning-of-year                                  25,980         28,857                  $857             $948
Conversion into common stock                                  (2,580)        (2,537)                  (83)             (80)
                                                        ------------    -----------          ------------     ------------
Balance at September 30                                       23,400         26,320                   774              868

Common Stock:
Balance at beginning-of-year                             190,748,050    195,494,898             1,003,651        1,007,099
Conversion of series A preferred stock                        41,280         40,592                    83               80
Issued for benefit plans                                   2,470,746        900,307                67,619            7,291
Cancelled/Issued for acquisition
of subsidiaries                                              (87,952)        34,688                (3,844)           1,392
Retirement of common stock                                (8,384,400)    (5,109,081)              (45,013)         (26,243)
Settlement of stock purchase contracts                     4,630,318             --               229,994               --
                                                        ------------    -----------          ------------     ------------
Balance at September 30                                  189,418,042    191,361,404             1,252,490          989,619

Retained Earnings:
Balance at beginning-of-year                                                                    3,915,598        3,691,470
Comprehensive income                                                                              662,138          590,275
Less other comprehensive income (loss):
Foreign currency translation loss                                                                 (15,045)         (10,156)
Net unrealized gain on
securities available-for-sale                                                                     235,855          127,980
Net unrealized gain on
derivative instruments                                                                             20,338               --
                                                                                             ------------     ------------
Net Income                                                                                        420,990          472,451

Retirement of common stock                                                                       (324,455)        (132,042)

Dividends declared:
Series A preferred ($2.25 per share)                                                                  (54)             (61)
Common stock (2001-$0.915; 2000-$0.87)                                                           (171,831)        (165,863)
                                                                                             ------------     ------------
Balance at September 30                                                                         3,840,248        3,865,955
                                                                                             ------------     ------------


                                                                             LINCOLN NATIONAL CORPORATION

                                                               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Continued)

                                                                           Nine Months Ended  September 30

                                                                 Number of Shares                           Amounts
     (000s omitted from dollar amounts)                         2001           2000                  2001             2000
     ----------------------------------                         ----           ----                  ----             ----
                                                                    (Unaudited)                           (Unaudited)
Foreign Currency Translation Adjustment:
Accumulated adjustment at
beginning-of-year                                                                                  21,930           30,049
Change during the period                                                                          (15,045)         (10,156)
                                                                                             ------------     ------------
Balance at September 30                                                                             6,885           19,893

Net Unrealized Gain (Loss) on
Securities Available-for-Sale:
Balance at beginning-of-year                                                                       12,048         (465,698)
Change during the period                                                                          235,855          127,980
                                                                                             ------------     ------------
Balance at September 30                                                                           247,903         (337,718)
                                                                                             ------------     ------------
Net Unrealized Gain on Derivative
Instruments:
Cumulative effect of accounting change                                                             17,584               --
Change during the period                                                                            2,754               --
                                                                                             ------------     ------------
Balance at September 30                                                                            20,338               --
                                                                                             ------------     ------------
Total Shareholders' Equity
at September 30                                                                                $5,368,638       $4,538,617

Common Stock at End of Quarter:
Assuming conversion of preferred stock                   189,794,042    191,782,524
Diluted basis                                            193,270,113    196,172,505

See notes to consolidated financial statements.





                                                                          LINCOLN NATIONAL CORPORATION

                                                                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                  Nine Months Ended
                                                                                                     September 30
                                                              (000s omitted)               2001                      2000
                                                              --------------               ----                     -----
Cash Flows from Operating Activities:                                                                (Unaudited)
Net income                                                                             $420,990                  $472,451
Adjustments to reconcile net income to net cash
provided by operating activities:
Deferred acquisition costs                                                             (215,762)                 (288,239)
Premiums and fees receivable                                                             32,197                    18,803
Accrued investment income                                                               (68,743)                  (36,024)
Policy liabilities and accruals                                                        (495,116)                  426,572
Contractholder funds                                                                    834,787                  (301,403)
Amounts recoverable from reinsurers                                                     (70,537)                  179,660
Deferred Federal income taxes                                                             8,057                    75,957
Other liabilities                                                                      (135,741)                   68,775
Provisions for depreciation                                                              26,588                    19,092
Amortization of goodwill and other intangible assets                                    133,597                   146,730
Realized loss on investments                                                             99,792                    28,324
Other                                                                                  (111,400)                   (1,792)
                                                                                   ------------              ------------
Net Adjustments                                                                          37,719                   336,455
                                                                                   ------------              ------------
Net Cash Provided by Operating Activities                                               458,709                   808,906

Cash Flows from Investing Activities:
Securities-available-for-sale:
Purchases                                                                            (7,396,978)               (2,904,842)
Sales                                                                                 4,573,585                 2,206,512
Maturities                                                                            1,904,343                 1,293,947
Purchase of other investments                                                        (1,149,582)               (1,405,809)
Sale or maturity of other investments                                                 1,121,003                 1,140,620
Sale of unconsolidated affiliates                                                            --                    85,000
Increase in cash collateral on loaned securities                                         41,398                   291,216
Property and equipment purchases                                                       (132,852)                 (121,981)
Property and equipment sales                                                             81,203                    94,380
Decrease (increase) in other non-operating assets                                       272,336                  (217,212)
Increase in other non-operating liabilities                                             400,675                   191,625
Other                                                                                   (26,443)                 (163,431)
                                                                                   ------------              ------------
Net Cash (Used in) Provided by Investing Activities                                    (311,312)                  490,025

Cash Flows from Financing Activities:
Decrease in long-term debt (includes payments and
transfer to short-term debt)                                                                 --                      (477)
Retirement/call of preferred securities of subsidiary trusts                           (440,037)                       --
Net increase (decrease) in short-term debt                                              226,122                  (129,327)
Universal life and investment contract deposits                                       3,215,061                 2,646,493
Universal life and investment contract withdrawals                                   (2,449,366)               (2,831,294)
Investment contract transfers                                                          (168,000)               (1,135,000)
Common stock issued for benefit plans                                                    67,619                     7,291
Nonqualified employee stock option exercise tax benefit                                  12,010                     9,005
Retirement of common stock                                                             (369,468)                 (158,285)
Dividends paid to shareholders                                                         (172,415)                 (167,343)
                                                                                   ------------              ------------
Net Cash Used in Financing Activities                                                   (78,474)               (1,758,937)
                                                                                   ------------              ------------
Net Increase (Decrease) in Cash and Invested Cash                                        68,923                  (460,006)

Cash and Invested Cash at Beginning-of-Year                                           1,927,393                 1,895,883
                                                                                   ------------              ------------
Cash and Invested Cash at September 30                                               $1,996,316                $1,435,877

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

Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2001.

2. Change in Estimate and Changes in Accounting Principles
Change in Estimate of Premium Receivables on Certain Client-Administered Individual Life Reinsurance. During the first quarter of 2001, LNC's Reinsurance segment ("Lincoln Re") refined its estimate of due and unpaid premiums on its client-administered individual life reinsurance business. As a result of the significant growth in the individual life reinsurance business generated in recent years, Lincoln Re initiated a review of the block of business in the last half of 2000. An outgrowth of that analysis resulted in a review of the estimation of premiums receivable for due and unpaid premiums on client-administered business. During the first quarter of 2001, Lincoln Re completed the review of this matter, and concluded that enhanced information flows and refined actuarial techniques provided a basis for a more precise estimate of premium receivables on this business. As a result, Lincoln Re recorded income of $25.5 million or $0.13 per share ($39.3 million pre-tax) in the first quarter of 2001 related to periods prior to 2001.

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

LNC adopted FAS 133 on January 1, 2001. Upon adoption, the provisions of FAS 133 were applied prospectively. The transition adjustments that LNC recorded upon adoption of FAS 133 on January 1, 2001 resulted in a net loss of $4.3 million after-tax ($6.6 million pre-tax) recorded in net income as a component of realized gains and losses on investments, and a net gain of $17.6 million after-tax ($27.1 million pre-tax) recorded in equity as a component of Other Comprehensive Income ("OCI"). Deferred acquisition costs of $4.8 million were restored and netted against the transition loss on derivatives recorded in net income and deferred acquisition costs of $18.3 million were amortized and netted against the transition gain recorded in OCI. A portion of the transition adjustment ($3.5 million after-tax) recorded in net income upon adoption of FAS 133 was reclassified from the accumulated OCI account, Net Unrealized Gain on Securities Available-for-Sale. These transition adjustments were first reported in the financial statements as of and for the quarter ended March 31, 2001 as the cumulative effects of a change in accounting principle.

Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets. On April 1, 2001, LNC adopted Emerging Issues Task Force Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets" ("EITF 99-20"). EITF 99-20 is effective for fiscal quarters beginning after March 15, 2001. EITF 99-20 changed the manner in which LNC determined the fair value of investments in collateralized bond obligations. In accordance with EITF 99-20, the write down resulting from the adoption of this new approach has been reported as a cumulative effect of a change in accounting principle. The cumulative effect adjustment that LNC recorded in connection with the adoption of EITF 99-20 was a net realized loss on investments of $11.3 million after-tax ($17.3 million pre-tax). In arriving at this amount, deferred acquisition costs of $12.2 million were restored and netted against net realized loss on investments.

Accounting for Business Combinations and Goodwill and Other Intangible Assets. In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized, but will be subject to annual impairment tests in accordance with the new standards.
Intangible assets that do not have indefinite lives will continue to be amortized over their estimated useful lives.

LNC is required to adopt the new rules on accounting for goodwill and other intangible assets effective January 1, 2002. Application of the non-amortization provisions of the new standards is expected to result in an increase in net income of $43.5 million ($0.22 per share based on the average diluted shares for the first nine months of 2001) in 2002. During 2002, LNC will perform the first of the required impairment tests of goodwill as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of LNC.

3. Federal Income Taxes
The effective tax rate on net income is lower than the prevailing corporate federal income tax rate. The difference for both 2001 and 2000 resulted principally from tax-preferred investment income.

4. Underwriting, Acquisition, Insurance and Other Expenses
Details underlying the income statement caption, "Underwriting, Acquisition, Insurance and Other Expenses", are as follows:




                                                      Nine Months Ended                 Three Months Ended
                                                        September 30                       September 30
           (in millions)                            2001            2000              2001             2000
                                                    ----            ----              ----             ----
Commissions                                       $642.5          $684.5            $207.9           $238.5
Other volume related expenses                      133.3           174.3              42.1             65.2
Operating and administrative expenses              775.9           831.9             275.0            268.1
Deferred acquisition costs net of
amortization                                      (215.8)         (288.2)            (74.1)          (107.0)
Goodwill amortization                               32.6            34.2              10.9             12.0
Restructuring charges                                6.9            57.7                --             53.5
Other                                              196.4           193.0              65.1             67.6
                                            ------------    ------------      ------------     ------------
Total                                           $1,571.8        $1,687.4            $526.9           $597.9



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

Both the substantive review process conducted by the Commissioner and the financial standards that must be met are the same whether a dividend payment is an ordinary dividend or extraordinary dividend. Only the timing of the review is different. An ordinary dividend payment can be made without prior approval, however, if the Commissioner subsequently determines that the payment does not meet the financial standards, repayment of the dividend could be ordered and future dividends could be limited or prohibited. Assuming LNL continues to satisfy the financial standards for making dividends to LNC, timely review as required of the Commissioner by statute and approvals of extraordinary dividends are expected to continue. During the nine months ended September 30, 2001 and during the year ended December 31, 2000, LNL received regulatory approval and paid extraordinary dividends totaling $380 million and $420 million, respectively, to LNC. In the event such approvals are not obtained in the future, management believes that LNC can obtain the funds required to satisfy its obligations from its existing credit facilities and other sources.

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

Reinsurance Disability Income Claims. The liabilities for disability income claims net of the related asset for amounts recoverable from reinsurers at September 30, 2001 and December 31, 2000 were $1.280 billion and $1.309 billion, respectively. The liability is based on the assumption that recent experience will continue in the future. If incidence levels and/or claim termination rates fluctuate significantly from the assumptions underlying the reserves, adjustments to reserves could be required in the future. Accordingly, this liability may prove to be deficient or excessive. However, it is management's opinion that such future developments will not materially affect the consolidated financial position of LNC. See also Note 10.

United Kingdom Pension Products. Operations in the United Kingdom ("UK") include the sale of pension products to individuals. Regulatory agencies have raised questions as to what constitutes appropriate advice to individuals who bought pension products as an alternative to participation in an employer sponsored plan. In cases of inappropriate advice, an extensive investigation may have to be done and the individual put in a position similar to what would have been attained if the individual had remained in the employer-sponsored plan. At September 30, 2001 and December 31, 2000, liabilities of $180 million and $284 million, respectively, were carried on the books for this issue. The decrease in the level of the reserve reflects the settlement payouts that have occurred during the nine months ended September 30, 2001. This liability is based on various estimates that are subject to considerable uncertainty. Accordingly, this liability may prove to be deficient or excessive. However, it is management's opinion that such future developments will not materially affect the consolidated financial position of LNC.

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

The exited programs managed within the personal accident reinsurance profit center include certain excess-of-loss personal accident reinsurance programs created in the London market and certain workers' compensation carve-out programs managed by Unicover Managers, Inc. The aggregate liabilities associated with the exited personal accident line of business were $193 million and $270 million at September 30, 2001 and December 31, 2000, respectively. The personal accident liabilities net of the assets held for reinsurance recoverable were $47 million and $148 million at September 30, 2001 and December 31, 2000, respectively.

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

Reinsurance HMO Excess-of-Loss and Group Carrier Medical Programs. The liabilities for HMO excess-of-loss and group carrier medical claims, net of the related assets for amounts recoverable from reinsurers, were $56.2 million and $85.9 million at September 30, 2001 and December 31, 2000, respectively. LNC reviews reserve levels on an on-going basis. The liabilities are based on the assumption that recent experience will continue in the future. If claims and loss ratios fluctuate significantly from the assumptions underlying the reserves, adjustments to reserves could be required in the future. Accordingly, the liabilities may prove to be deficient or excessive. However, it is management's opinion that such future developments will not materially affect the consolidated financial position of LNC. See also Note 10.

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

In their letter and in subsequent discussions, UK regulators are contending that BNLA's sales literature was written in a manner that provides a contractual warranty that, if certain assumptions are achieved, the mortgage endowment would grow to a balance sufficient to repay the contractholder's mortgage. LNC strongly disagrees that any contractual warranties were made in the sale of these mortgage endowment policies. In August of 2001, LNC reaffirmed its position in a letter to the UK regulators and is awaiting their response. LNC is prepared to proceed with all available means of resolution, including pursuing regulatory, administrative and legal means of concluding this matter.

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

During the fourth quarter of 2000, LNL reached an agreement in principle to settle all class action lawsuits alleging fraud in the sale of non-variable universal life and participating whole life insurance policies. It requires that LNL provide benefits and a claim process to policyholders who purchased non-variable universal life and participating whole life policies between January 1, 1981 and December 31, 1998. The settlement covers approximately 431,000 policies. Owners of approximately 4,300 policies have excluded themselves (opted-out) from the settlement and, with respect to these policies, will not be bound by the settlement. Total charges recorded during 2000 for this settlement aggregated $42.1 million after-tax ($64.7 million pre-tax). With the court's approval of the settlement in the second quarter of 2001 and the expiration in the third quarter of 2001 of the time to file an appeal, the case was concluded for all policyholders not previously opting out. During the third quarter of 2001, settlement was reached with some of the owners of policies who opted-out of the original settlement. Overall, the third quarter developments relating to these matters were slightly favorable when compared to the assumptions underlying the estimates made in 2000 when the related charges were taken; however, there is continuing uncertainty as to the ultimate costs of settling the remaining opt-out cases. It is management's opinion that such future developments will not materially affect the consolidated financial position of LNC.

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

Events of September 11, 2001. In the third quarter of 2001, LNC recorded estimated losses totaling $33.2 million after-tax ($51.1 million pre-tax) for claims associated with the September 11, 2001 terrorist attacks. Of the total losses, $13.9 million after-tax was estimated for incurred but not reported claims, $1.0 million after-tax was estimated for losses from participation in a group life reinsurance pool and $8.2 million after-tax was estimated for a recovery from participation in an individual life reinsurance pool. These estimates are based on various assumptions that are subject to considerable uncertainty. Accordingly, the net liability established for the September 11 tragedy may prove to be deficient or excessive. However, it is management's opinion that future developments regarding September 11 claims will not materially affect the consolidated financial position of LNC.

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

Also, in the fourth quarter of 2000, a decision was made to change the management reporting and operational responsibilities for First Penn-Pacific's annuities business. Beginning with the quarter ended March 31, 2001, the financial reporting for First Penn-Pacific's annuities business was included in the Annuities segment. This business was previously managed and reported in the Life Insurance Segment. Earlier periods were restated to aid the comparability of segment reporting between periods.

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

On July 29, 2001, LNC and Swiss Re announced that Swiss Re will acquire
LNC's reinsurance operation (see Note 10).   This transaction is
expected to close late in the fourth quarter of 2001. After closing, the results for the "Reinsurance Segment" will no longer be reported as a segment, but will be reported as part of "Other Operations."





The following tables show financial data by segment:
                                                              Nine Months Ended             Three Months Ended
                                                                 September 30                  September 30
                                       (in millions)          2001           2000            2001           2000
                                       -------------          ----           ----            ----           ----
Revenue:
Annuities                                                 $1,500.7       $1,611.3          $478.2         $532.1
Life Insurance                                             1,375.9        1,339.1           460.6          453.2
Reinsurance                                                1,417.2        1,306.0           460.5          454.4
Investment Management                                        327.2          370.3           104.7          123.8
Lincoln UK                                                   230.1          333.8            76.3          112.8
Other Operations (includes consolidating adjustments)         55.9          117.5            29.0           39.8
                                                      ------------   ------------    ------------   ------------
Total                                                     $4,907.0       $5,078.0        $1,609.3       $1,716.1

Income (Loss) before Federal Income Taxes and
Cumulative Effect of Accounting Changes:
Annuities                                                   $259.5         $331.4           $61.6         $110.2
Life Insurance                                               289.9          291.2            99.9          106.2
Reinsurance                                                  131.5          120.9            18.9           38.5
Investment Management                                         13.6           48.3             5.5           15.9
Lincoln UK                                                    55.9            7.0            15.1          (39.0)
Other Operations (includes interest expense)                (176.0)        (150.8)          (51.4)         (41.4)
                                                      ------------   ------------    ------------   ------------
Total                                                       $574.4         $648.0          $149.6         $190.4

Federal Income Taxes (Credits):
Annuities                                                    $37.1          $62.0            $3.0          $16.4
Life Insurance                                               103.2          107.3            35.2           38.8
Reinsurance                                                   44.2           37.1             6.1           12.5
Investment Management                                          5.7           17.9             2.6            6.2
Lincoln UK                                                     9.5            2.3             1.1           (9.1)
Other Operations                                             (61.9)         (51.1)          (17.5)         (13.0)
                                                      ------------   ------------    ------------   ------------
Total                                                       $137.8         $175.5           $30.5          $51.8

Net Income (Loss):
Annuities                                                   $222.4         $269.4           $58.6          $93.8
Life Insurance                                               186.7          183.9            64.7           67.4
Reinsurance                                                   87.3           83.8            12.8           26.0
Investment Management                                          7.9           30.4             2.9            9.7
Lincoln UK                                                    46.4            4.7            14.0          (29.9)
Other Operations (includes interest expense)                (114.1)         (99.7)          (33.9)         (28.4)
                                                      ------------   ------------    ------------   ------------
Income before Cumulative Effects of
Accounting Changes                                           436.6          472.5           119.1          138.6
Cumulative effect of
accounting changes (after-tax)                               (15.6)            --              --             --
                                                      ------------   ------------    ------------   ------------
Net Income                                                  $421.0         $472.5          $119.1         $138.6


                                                                         September 30                December 31
                                       (in millions)                         2001                       2000
                                       -------------                         ----                       ----
Assets:
Annuities                                                               $52,847.0                  $60,267.1
Life Insurance                                                           18,111.8                   17,939.1
Reinsurance                                                               7,057.6                    7,026.6
Investment Management                                                     1,457.3                    1,439.0
Lincoln UK                                                                7,445.7                    8,763.7
Other Operations                                                          3,286.6                    4,408.6
                                                                     ------------               ------------
Total                                                                   $90,206.0                  $99,844.1



7. Earnings Per Share
Per share amounts for net income are shown in the income statement using
1) an earnings per common share basic calculation and 2) an earnings per
common share-assuming dilution calculation.   Reconciliations of the
factors used in the two calculations are as follows:




                                                         Nine Months Ended                   Three Months Ended
                                                            September 30                        September 30
Numerator: [in millions]                                2001           2000                 2001            2000
                                                        ----           ----                 ----            ----
Net income as used in basic calculation               $421.0         $472.5               $119.1          $138.6
Dividends on convertible preferred stock                   *              *                    *               *
                                                ------------   ------------         ------------    ------------
Net income as used in diluted calculation             $421.0         $472.5               $119.1          $138.6

* Less than $100,000.

Denominator: [number of shares]
Weighted average shares, as used
in basic calculation                             188,632,491    191,543,213          189,728,473     190,172,062
Shares to cover conversion of
preferred stock                                      394,512        444,945              379,261         429,097
Shares to cover restricted stock                      27,446         (1,722)              46,065          27,183
Average stock options outstanding
during the period                                 17,034,072     11,903,461           18,430,711      17,726,610
Assumed acquisition of shares
with assumed proceeds and tax
benefits from exercising stock options
(at average market price during the period)      (13,403,107)    (9,669,200)         (14,640,603)    (13,452,338)
Average deferred compensation shares                 775,178        645,581              841,436         716,650
                                                ------------   ------------         ------------    ------------
Weighted-average shares, as
used in diluted calculation                      193,460,592    194,866,278          194,785,343     195,619,264


In the event the average market price of LNC's common stock exceeds the issue price of stock options, such options would be dilutive to LNC's earnings per share and will be shown in the table above. Participants in LNC's deferred compensation plans, who select LNC stock for measuring the investment return attributable to their deferral amounts, will be paid out in LNC stock. The obligation to satisfy these deferred compensation plan liabilities is dilutive and is shown in the table above. On August 16, 2001, all purchase contracts issued in conjunction with the FELINES PRIDES financing that required the purchase of LNC stock by August 16, 2001 were exercised by their holders. This action resulted in the issuance of 4,630,318 shares of LNC stock at $49.67 per share.

8. Comprehensive Income



                                                         Nine Months Ended                   Three Months Ended
                                                            September 30                        September 30
                                 (in millions)          2001           2000                 2001            2000
                                 -------------          ----           ----                 ----            ----
Net income                                            $421.0         $472.5               $119.1          $138.6
Foreign currency translation                           (15.0)         (10.2)                22.2            (2.0)
Net unrealized gain (loss) on securities               235.8          128.0                171.7           218.9
Net unrealized gain on derivatives                       2.7             --                 (6.6)
Cumulative effect of accounting change                  17.6             --                                   --
                                                ------------   ------------         ------------    ------------
Comprehensive Income                                  $662.1         $590.3               $306.4          $355.5



9. Restructuring Charges
During 1998, LNC recorded a restructuring charge of $14.3 million after-tax ($22 million pre-tax) relating to the streamlining of LNC's corporate center operations. The restructuring plan was completed in the fourth quarter of 2000 except for the on-going payments of rents on abandoned facilities which are expected to continue until the end of 2004. During the fourth quarter of 2000, $0.5 million (pre-tax) of the original charge was reversed as a reduction in restructuring costs, due primarily to changes in severance and outplacement costs. More employees whose positions were eliminated under the restructuring plan found employment in other areas of LNC than had been originally anticipated; therefore, actual severance and outplacement costs were less than previously estimated. Actual pre-tax costs totaling $21.1 million have been expended or written-off and 118 positions have been eliminated under this plan through September 30, 2001. As of September 30, 2001, a balance of $0.4 million remains in the restructuring reserve for this plan.

During 1999, LNC implemented restructuring plans relating to 1) the downsizing and consolidation of the operations of Lynch & Mayer, Inc. ("Lynch & Mayer"), 2) the discontinuance of HMO excess-of-loss reinsurance programs and 3) the streamlining of Lincoln UK's operations. The aggregate charges associated with these three unrelated restructuring plans totaled $21.8 million after-tax ($31.8 million pre-tax). These aggregate pre-tax costs include $8.3 million for employee severance and termination benefits, $9.8 million for asset impairments and $13.7 million for costs relating to exiting business activities. During the fourth quarter of 1999, $3.0 million (pre-tax) of the original charge recorded for the Lynch & Mayer restructuring plan was reversed as a reduction of restructuring costs due primarily to a change in estimate for costs associated with abandoned leased office space. In addition, during the fourth quarter of 1999, $1.5 million (pre-tax) associated with lease terminations was released into income. During the fourth quarter of 2000, the Lynch & Mayer restructuring plan was completed and $0.3 million (pre-tax) of the original charge was reversed as Lynch & Mayer was able to successfully exit certain contracts without any further obligations or penalties. Also, during the fourth quarter of 2000, $1.0 million (pre-tax) of the original charge for the discontinuance of HMO excess-of-loss reinsurance programs was reversed due primarily to changes in severance and outplacement costs. More employees whose positions were eliminated under the restructuring plan found employment in other areas of LNC than had been originally anticipated; therefore, actual severance and outplacement costs were less than previously estimated. Actual pre-tax costs totaling $13.6 million were expended or written-off and 34 positions were eliminated under the Lynch & Mayer restructuring plan. Actual pre-tax costs totaling $10.2 million have been expended or written-off for the HMO excess-of-loss and Lincoln UK restructuring plans and 162 positions have been eliminated under these plans through September 30, 2001. As of September 30, 2001, a balance of $3.7 million remains in the restructuring reserves for these two plans.

During 2000, LNC implemented restructuring plans relating to 1) the downsizing and consolidation of the operations of Vantage Global Advisors, Inc. ("Vantage"); 2) the exit of all direct sales and sales support operations of Lincoln UK and the consolidation of its Uxbridge home office with its Barnwood home office; 3) the downsizing and consolidation of the investment management operations of Lincoln Investment Management. The Vantage restructuring charge was recorded in the second quarter, the Lincoln UK restructuring charge was recorded in the third and fourth quarters, and the Lincoln Investment Management restructuring charge was recorded in the fourth quarter of 2000. The aggregate charges associated with all restructuring plans entered into during 2000 totaled $81.8 million after-tax ($107.4 million pre-tax). The component elements of these aggregate pre-tax costs include employee severance and termination benefits of $33.8 million, write-off of impaired assets of $40.9 million and other exit costs of $32.7 million. During the fourth quarter of 2000, $0.6 million (pre-tax) of the original charge recorded for the Vantage restructuring plan was reversed as a reduction of restructuring costs due primarily to changes in estimates associated with severance and abandoned office space costs. Actual pre-tax costs totaling $89.7 million have been expended or written-off for these plans and 676 positions have been eliminated under these plans through September 30, 2001. As of September 30, 2001, a balance of $17.1 million remains in the restructuring reserves for these plans.

During the first quarter of 2001, LNC recorded a restructuring charge in its Annuities segment of $0.65 million ($1.0 million pre-tax). The objective of this restructuring plan is to consolidate the Syracuse operations of Lincoln Life & Annuity Company of New York into the Annuities segment operations in Fort Wayne, Indiana and Portland, Maine, in order to reduce on-going operating costs and eliminate redundant facilities. This charge was included in Underwriting, Acquisition, Insurance and Other Expenses on the Consolidated Statement of Income for the quarter ended March 31, 2001. The restructuring plan identified the following activities and associated pre-tax costs to achieve the objectives of the plan: (1) severance and termination benefits of $0.8 million related to the elimination of 30 positions and (2) other costs of $0.2 million related primarily to lease payments on abandoned office space. Actual pre-tax costs totaling $0.9 million have been expended or written-off and 30 positions have been eliminated under this plan through September 30, 2001. As of September 30, 2001, a balance of $0.1 million remains in the restructuring reserve for this plan.
Expenditures under this restructuring plan are expected to be completed in the fourth quarter of 2001.

During the second quarter of 2001, LNC recorded restructuring charges in its Annuities and Life Insurance segments of $0.63 million ($0.97 million pre-tax) and $2.03 million ($3.12 million pre-tax), respectively, related to a restructuring plan for First Penn-Pacific. The objective of this plan is to eliminate duplicative functions in Schaumburg, Illinois by transitioning them into the Annuities and Life Insurance segments operations in Fort Wayne, Indiana and Hartford, Connecticut, respectively, in order to reduce on-going operating costs. This charge was included in Underwriting, Acquisition, Insurance and Other Expenses on the Consolidated Statement of Income for the quarter ended June 30, 2001. The restructuring plan identified the following activities and associated pre-tax costs to achieve the objectives of the plan: (1) severance and termination benefits of $3.19 million related to the elimination of 27 positions and (2) other costs of $0.9 million. Actual pre-tax costs totaling $1.84 million have been expended or written-off and 24 positions have been eliminated under this plan through September 30, 2001. As of September 30, 2001, a balance of $2.25 million remains in the restructuring reserve for this plan. Expenditures under this plan are expected to be completed in the fourth quarter of 2001.

During the second quarter of 2001, LNC recorded a restructuring charge for Lincoln Financial Distributors in "Other Operations" of $1.2 million ($1.8 million pre-tax). The objectives of this restructuring plan are to reorganize the life wholesaling function within the independent planner distribution channel, consolidate retirement wholesaling territories, and streamline the marketing and communications functions. This charge was included in Underwriting, Acquisition, Insurance and Other Expenses on the Consolidated Statement of Income for the quarter ended June 30, 2001. The restructuring plan identified severance and termination benefits of $1.8 million (pre-tax) related to the elimination of 33 positions. Actual pre-tax costs totaling $1.3 million have been expended or written-off and 25 positions have been eliminated under this plan through September 30, 2001. As of September 30, 2001, a balance of $0.5 million remains in the restructuring reserve for this plan. Expenditures under this restructuring plan are expected to be completed in the second quarter of 2002.

10. Divestiture
On July 29, 2001, LNC and Swiss Re announced that Swiss Re will acquire LNC's reinsurance operation for $2.0 billion. In addition, LNC will retain approximately $500 million of capital supporting the reinsurance operation. The transaction structure involves a series of indemnity reinsurance transactions combined with the sale of certain stock companies that comprise LNC's reinsurance operation. Under the indemnity reinsurance agreements, Swiss Re will reinsure certain liabilities and obligations of LNC. Because LNC is not relieved of its legal liability to the ceding companies, the liabilities and obligations associated with the reinsured contracts will remain on the balance sheets of LNC with a corresponding reinsurance receivable from Swiss Re.

As the gain on the transaction relates to the indemnity reinsurance agreements, the estimated gain of approximately $800 million ($1.3 billion pre-tax) will be recorded as a deferred gain on LNC's balance sheet at the time of closing in accordance with the requirements of Statement of Financial Accounting Standard No. 113. The deferred gain will be amortized into earnings at the rate that earnings on the reinsured business are expected to emerge, over seven to 15 years on a declining basis. Closing is anticipated to be late in the fourth quarter of 2001, subject to obtaining final regulatory approvals. LNC expects to invest the proceeds from the transaction to expand its other businesses and to repurchase LNC securities. As of October 26, 2001, LNC may repurchase up to $684 million of LNC securities which is the combined amount available for repurchase under two repurchase authorizations approved by the Board of Directors in November 2000 and July 2001.

Once the transaction closes, LNC's future indemnification to Swiss Re on the underlying reinsurance business will be limited to the reinsurance personal accident business. LNC's exposure is capped at $100 million ($65 million after-tax) for payments under the personal accident programs in excess of $148 million, which represents the personal accident liabilities net of the assets held for reinsurance recoverable at December 31, 2000. Payments in excess of the net liabilities, up to $200 million, will be shared on a 50/50 basis between LNC and Swiss Re. LNC will have no continuing indemnification risk to Swiss Re on other reinsurance lines of business including disability income, HMO excess-of-loss, group carrier medical and property and casualty reinsurance lines. See personal accident disclosure in Note 5.




Earnings from LNC's reinsurance operation were as follows:
                                                                  Nine Months Ended                 Three Months Ended
                                                                     September 30                      September 30
(in millions)                                                   2001            2000              2001             2000
-----------------------------------------------------------------------------------------------------------------------
Revenue                                                     $1,417.2        $1,306.0            $460.5           $454.4
Benefits and Expenses                                        1,285.7         1,185.1             441.6            415.9
                                                        ------------    ------------      ------------     ------------
Income before Federal Income Taxes and
Cumulative Effect of Accounting Changes                        131.5           120.9              18.9             38.5
Federal Income Taxes                                            44.2            37.1               6.1             12.5
                                                        ------------    ------------      ------------     ------------
Income before Cumulative Effect of
Accounting Changes                                              87.3            83.8              12.8             26.0
Cumulative Effect of Accounting Changes (after-tax)             (2.3)             --                --               --
                                                        ------------    ------------      ------------     ------------
Net Income                                                     $85.0           $83.8             $12.8            $26.0



Item 2  Management's Discussion and Analysis of Financial Information

Forward Looking Statements - Cautionary Language

The pages that follow review results of operations of LNC Consolidated, LNC's five business segments and "Other Operations;" LNC's consolidated investments; and consolidated financial condition including liquidity, cash flows and capital resources. Historical financial information is presented and analyzed. Where appropriate, factors that may affect future financial performance are identified and discussed. Certain statements made in this report are "forward-looking statements" within the meaning of the Securities Litigation Reform Act of 1995 (the "Act"). Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain words like: "believe", "anticipate", "expect", "estimate", "project", "will", "shall" and other words or phrases with similar meaning. Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from the results contained in the forward-looking statements. These risks and uncertainties include, among others, subsequent significant changes: in the company (e.g., acquisitions and divestitures of legal entities and blocks of business - directly or by means of reinsurance transactions including the recently announced proposed divestiture of LNC's reinsurance operation and its timing and completion and whether proceeds from such divestiture can be used as planned); financial markets (e.g., interest rates and securities markets); competitors and competing products and services; legislation (e.g., corporate, individual, estate and product taxation); the price of LNC's stock; accounting principles generally accepted in the United States; regulations (e.g., insurance and securities regulations); and debt and claims paying ratings issued by nationally recognized statistical rating organizations. Other risks and uncertainties include: whether necessary regulatory approvals are obtained (e.g., insurance department, Hart-Scott-Rodino, etc.) and, if obtained, whether they are obtained on a timely basis; whether proceeds from dispositions can be used as planned; litigation (e.g., adverse decisions in extracontractual and class action damage cases, new appellate decisions which change the law, unexpected trial court rulings, unavailability of witnesses and newly discovered evidence); acts of God (e.g., hurricanes, earthquakes and storms); stability of foreign governments in countries in which LNC does business; and other insurance risks (e.g., policyholder mortality and morbidity).

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

The discussion that follows focuses on the results of operations for the nine months ended September 30, 2001 compared to the results for the nine months ended September 30, 2000. The factors affecting the current quarter to prior quarter comparisons are essentially the same as the year-to-date factors except as noted. Please note that all amounts stated in this "Management's Discussion and Analysis" are on an after-tax basis except where specifically noted as pre-tax.

Within the discussion of the results of operations, reference is made to "Income from Operations." This alternative measure of earnings is defined as "Net income less realized gain (loss) on sale of investments and associated items, gain (loss) on sale of subsidiaries, restructuring charges and cumulative effect of accounting changes, all net of taxes."




RESULTS OF CONSOLIDATED OPERATIONS

Summary Financial Results
                                                                    Nine Months Ended             Three Months Ended
                                                                      September 30                   September 30
                             (in millions)                        2001            2000          2001              2000
                             -------------                        ----            ----          ----              ----
Operating Revenue (1)                                         $4,982.9        $5,106.3      $1,646.9          $1,733.1
Expenses (including taxes) (2)                                 4,493.0         4,571.9       1,503.7           1,542.4
                                                          ------------    ------------   -----------      ------------
Income from Operations                                           489.9           534.4         143.2             190.7
Realized Loss on Investments and
Derivative Instruments (after-tax)                               (48.8)          (18.7)        (24.1)            (11.6)
Restructuring Charges (after-tax)                                 (4.5)          (43.2)           --             (40.5)
                                                          ------------    ------------   -----------      ------------
Income before Cumulative Effect of
Accounting Changes                                               436.6           472.5         119.1             138.6
Cumulative Effect of Accounting Changes (after-tax)              (15.6)             --            --                --
                                                          ------------    ------------   -----------      ------------
Net Income                                                      $421.0          $472.5        $119.1            $138.6

(1) Operating revenue excludes realized gain/(loss) on investments.

(2) Expenses exclude restructuring charges.



LNC has the following business segments: Annuities, Life Insurance, Reinsurance, Investment Management and Lincoln UK. LNC reports operations not directly related to the business segments and unallocated corporate items (i.e., corporate investment income, interest expense on corporate debt, and unallocated overhead expenses, and the operations of Lincoln Financial Advisors ("LFA") and Lincoln Financial Distributors ("LFD")) in "Other Operations". See "Reorganization of Reporting Segments" below for further discussion of LNC's segment reporting structure.

Net income for the first nine months of 2001 and the third quarter of 2001 decreased 11% and 14%, respectively, compared to the same periods in 2000. Income from operations for the first nine months of 2001 decreased 8% and income from operations for the third quarter of 2001 decreased 25%, compared to the same periods in 2000. The results for the third quarter of 2001 were significantly impacted by the terrorist attacks of September 11 in which estimated losses totaling $33.2 million were recorded; $31.3 million in the Reinsurance segment and $1.9 million in the Life Insurance segment (see the discussion of the results of operations for the Reinsurance and Life Insurance segments for more details regarding the losses incurred). Conversely, third quarter 2001 results were positively impacted by the re-evaluation of reserves in certain exited lines of business of the Reinsurance segment in which reserves of $15 million were released. Excluding the $33.2 million loss from the events of September 11 and the benefit of the $15 million reserve re-evaluation, net income for the first nine months of 2001 was $439.2 million, a $33.3 million or 7% decrease from the prior year period and was $137.3 million for the third quarter of 2001, a $1.3 million or 1% decrease from the prior year quarter. Excluding the special items noted above, income from operations for the first nine months of 2001 was $508.1 million, a $26.3 million or 5% decrease from the prior year period and was $161.4 million for the third quarter of 2001, a $29.3 million or 15% decrease from the prior year quarter.

The decreases in net income exclusive of the special items noted above for the nine months and quarter ended September 30, 2001 were primarily the result of decreased earnings in the Annuities and Investment Management segments along with increased losses from LFA and LFD in "Other Operations" and to a lesser extent a slight decrease in the
earnings of the Life Insurance segment.   Excluding the $40.5 million
restructuring charge recorded in the third quarter of 2000, the Lincoln UK segment experienced an increase in net income due primarily to the recognition of realized capital gains in the third quarter of 2001. The decrease in net income for the Annuities segment was due largely to decreased earnings as a result of the weak equity markets and increased realized losses on investments and losses associated with the adoption of FAS 133 and EITF 99-20 which were recorded as the Cumulative Effect of Accounting Changes. The Investment Management segment experienced decreased earnings as result of lower investment management fees associated with market depreciation and to a lesser extent net cash outflows. The Life Insurance segment's net income was slightly down as a result of increased realized losses on investments and losses associated with the adoption of EITF 99-20 which was recorded as the Cumulative Effect of Accounting Change partially offset by increased income from operations. The Reinsurance segment experienced increased earnings exclusive of the special items noted above for both the nine months and third quarter ended September 30, 2001. Both LFA and LFD experienced increased losses between periods due to lower sales revenue.

Consolidated operating revenues decreased $123.4 million or 2% for the first nine months of 2001 compared to the same period in 2000 and decreased $86.2 million or 5% for the third quarter of 2001 compared to the same quarter in 2000. These decreases were primarily related to lower fee income in the Annuities segment and lower investment advisory fees in the Investment Management segment due primarily to the depressed equity markets over the last three quarters and to a lesser extent to net cash outflows from annuities and investment products over the last
year.   In addition, Lincoln UK had a decrease in operating revenue due to lower business volume along with lower fee income resulting from a downturn in the United Kingdom equity markets over the last two quarters. Finally, LFA and LFD included in "Other Operations" had lower sales revenue largely attributable to the volatile equity markets over the last nine months. Partially offsetting these negative variances were increased life premiums in the Reinsurance segment resulting from the growth in business over the last two years and the change in accounting estimate that increased segment revenue by $39.3 million in the first quarter of 2001. The Life Insurance segment also had increased operating revenue due to growth in in-force.

Consolidated operating expenses decreased by $78.9 million or 2% for the first nine months of 2001 compared to the same period in 2000 and decreased $38.7 million or 3% for the third quarter of 2001 compared to the same quarter in 2000. These decreases were due primarily to decreased expenses in the Lincoln UK segment as a result of the decrease in business volume along with effective expense management. In addition, the Annuities and Investment Management segments had slight decreases. Partially offsetting these positive variances were increases in expenses in the Life Insurance and Reinsurance segments. Benefits and expenses increased in the Life Insurance segment primarily as a result of the growth in in-force, which drove interest credited to policyholders and benefits higher. In addition, the Reinsurance segment had increased expenses due to growth in business along with the losses from the events of September 11 and unfavorable mortality in the first quarter of the year.

For further discussion of the results of operations see the discussion of the results of operations by segment starting on page 24.

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

Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets. On April 1, 2001, LNC adopted Emerging Issues Task Force Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets" ("EITF 99-20"). EITF 99-20 is effective for fiscal quarters beginning after March 15, 2001. EITF 99-20 changed the manner in which LNC determined the fair value of investments in collateralized bond obligations. In accordance with EITF 99-20, the write down resulting from the adoption of this new approach has been reported as a cumulative effect of a change in accounting principle. The cumulative effect adjustment that LNC recorded in connection with the adoption of EITF 99-20 was a net realized loss on investments of $11.3 million after-tax ($17.3 million pre-tax). In arriving at this amount, deferred acquisition costs of $12.2 million were restored and netted against net realized loss on investments.

Accounting for Business Combinations and Goodwill and Other Intangible Assets. In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized, but will be subject to annual impairment tests in accordance with the new standards.
Intangible assets that do not have indefinite lives will continue to be amortized over their estimated useful lives.

LNC is required to adopt the new rules on accounting for goodwill and other intangible assets effective January 1, 2002. Application of the non-amortization provisions of the new standards is expected to result in an increase in net income of $43.5 million ($0.22 per share based on the average diluted shares for the first nine months of 2001) in 2002. During 2002, LNC will perform the first of the required impairment tests of goodwill as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of LNC.

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

Divestiture
On July 29, 2001, LNC and Swiss Re announced that Swiss Re will acquire LNC's reinsurance operation for $2.0 billion. In addition, LNC will retain approximately $500 million of capital supporting the reinsurance operation. The transaction structure involves a series of indemnity reinsurance transactions combined with the sale of certain stock companies that comprise LNC's reinsurance operation. Under the indemnity reinsurance agreements, Swiss Re will reinsure certain liabilities and obligations of LNC. Because LNC is not relieved of its legal liability to the ceding companies, the liabilities and obligations associated with the reinsured contracts will remain on the balance sheets of LNC with a corresponding reinsurance receivable from Swiss Re.

As the gain on the transaction relates to the indemnity reinsurance agreements, the estimated gain of approximately $800 million ($1.3 billion pre-tax) will be recorded as a deferred gain on LNC's balance sheet at the time of closing in accordance with the requirements of Statement of Financial Accounting Standard No. 113. The deferred gain will be amortized into earnings at the rate that earnings on the reinsured business are expected to emerge, over seven to 15 years on a declining basis. Closing is anticipated to be late in the fourth quarter of 2001, subject to obtaining final regulatory approvals. LNC expects to invest the proceeds from the transaction to expand its other businesses and to repurchase LNC securities. As of October 26, 2001, LNC may repurchase up to $684 million of LNC securities which is the combined amount available for repurchase under two repurchase authorizations approved by the Board of Directors in November 2000 and July 2001.

Once the transaction closes, LNC's future indemnification to Swiss Re on the underlying reinsurance business will be limited to the reinsurance personal accident business. LNC's exposure is capped at $100 million ($65 million after-tax) for payments under the personal accident programs in excess of $148 million, which represents the personal accident liabilities net of the assets held for reinsurance recoverable at December 31, 2000. Payments in excess of the net liabilities, up to $200 million, will be shared on a 50/50 basis between LNC and Swiss Re. LNC will have no continuing indemnification risk to Swiss Re on other reinsurance lines of business including disability income, HMO excess-of-loss, group carrier medical and property and casualty reinsurance lines. See personal accident disclosure in Note 5 to the consolidated financial statements.

See the Reinsurance section included in "Results of Operations by Segment" for operating results for the three months and nine months ended September 30, 2001 and September 30, 2000, respectively.
Effective with the closing of the transaction, the Reinsurance results will be included in "Other Operations."




RESULTS OF OPERATIONS BY SEGMENT

Annuities

Results of Operations (1)                                           Nine Months Ended             Three Months Ended
                                                                       September 30                  September 30
(in millions)                                                     2001            2000          2001              2000
----------------------------------------------------------------------------------------------------------------------
Income from Operations                                          $245.5          $275.6         $72.4            $102.9
Realized Loss (after-tax)                                        (21.8)           (6.2)        (13.8)             (9.1)
Restructuring Charge (after-tax)                                  (1.3)             --            --                --
                                                          ------------    ------------  ------------      ------------
Income before Cumulative Effect of
Accounting Changes                                               222.4           269.4          58.6              93.8
Cumulative Effect of Accounting Changes (after-tax) (2)           (7.3)             --            --                --
                                                          ------------    ------------  ------------      ------------
Net Income                                                      $215.1          $269.4         $58.6             $93.8


September 30  (in billions)                                                                     2001              2000
----------------------------------------------------------------------------------------------------------------------
Account Values (3)
Variable Annuities                                                                             $30.5             $42.7

Fixed Annuities                                                                                 17.3              16.9
Reinsurance Ceded                                                                               (1.0)             (1.2)
                                                                                        ------------      ------------
Total Fixed Annuities                                                                           16.3              15.7

Total Account Values                                                                           $46.8             $58.4


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

(2) Cumulative Effect of Accounting Changes relates to the transition adjustment of $(3.6) million recorded in the first quarter of 2001 upon adoption of FAS 133 and the adjustment of $(3.7) million recorded in the second quarter of 2001 upon adoption of EITF 99-20. (Refer to page 21 for further discussion of these items.)

(3) Account values for 2000 were restated from the prior year due to the change in reporting of First Penn's annuities business from the Life Insurance segment to the Annuities segment effective January 1, 2001.

The Annuities segment reported a decrease in net income of $54.3 million or 20% for the first nine months of 2001 compared to the same period in 2000 and a decrease of $35.2 million or 38% for the third quarter of 2001 compared to the same quarter in 2000. Income from operations for the first nine months of 2001 decreased $30.1 million or 11% compared to the same period in 2000 and decreased $30.5 million or 30% for the third quarter of 2001 compared to the same quarter in 2000. For the quarter and the first nine months of 2001, the weak equity markets resulted in lower average variable account values which reduced fee income. The unfavorable market movement also resulted in changes in the amortization of deferred acquisition costs on the variable annuity block of business, which resulted in more expense. In addition, the equity market performance resulted in both increased benefit payments and reserve requirements for guaranteed minimum death benefits. Average variable account values decreased $6.6 billion or 15.5% for the first nine months of 2001 compared to the same period in 2000 and decreased $9.2 billion or 21.4% for the third quarter of 2001 compared to the same quarter in 2000. The decrease in average account values was primarily due to market depreciation, and to a lesser extent, net cash outflows over the last year (see below for further discussion of cash flows).




Cash Flows (1)

The Annuities segment's product cash flows were as follows:

                                                                      Nine Months Ended               Three Months Ended
                                                                        September 30                     September 30

(in billions)                                                        2001           2000             2001             2000
--------------------------------------------------------------------------------------------------------------------------
Variable Annuity Deposits                                            $2.3           $2.3             $0.7             $0.7
Variable Annuity Withdrawals                                         (3.0)          (3.6)            (0.8)            (1.2)
                                                                  -------        -------          -------          -------
Variable Annuity Net Flows                                           (0.7)          (1.3)            (0.1)            (0.5)

Fixed Portion of Variable Annuity Deposits                            1.1            1.2              0.4              0.4
Fixed Portion of Variable Annuity Withdrawals                        (0.6)          (0.8)            (0.2)            (0.3)
                                                                  -------        -------          -------          -------
Fixed Portion of Variable Annuity Net Flows                           0.5            0.4              0.2              0.1

Fixed Annuity Deposits                                                1.0            0.4              0.5              0.1
Fixed Annuity Withdrawals                                            (1.3)          (1.7)            (0.3)            (0.5)
                                                                  -------        -------          -------          -------
Fixed Annuity Net Flows                                              (0.3)          (1.3)             0.2             (0.4)

Total Annuity Net Flows                                             $(0.5)         $(2.2)            $0.3            $(0.8)

Incremental Deposits (2)                                             $3.9           $3.5             $1.5             $1.0


(1) Cash flows for 2000 were restated from the prior year due to the change in reporting of First Penn's annuities business from the Life Insurance segment to the Annuities segment effective January 1, 2001.

(2) Incremental Deposits represent gross deposits reduced by transfers from other Lincoln Annuity products.

In the first nine months of 2001, the Annuities segment experienced significant improvement in cash flows compared to the same period in 2000. For the first nine months of 2001, total annuity deposits were $4.4 billion and withdrawals were $4.9 billion, resulting in net cash outflow of $0.5 billion. For the first nine months of 2000, total annuity deposits were $3.9 billion and withdrawals were $6.1 billion, resulting in net cash outflow of $2.2 billion. Incremental deposits, which represent gross deposits reduced by transfers from other Lincoln Annuity products, improved $0.4 billion between periods. For the nine-month period, the overall improvement in net cash outflow was $1.7
billion.   In addition, quarterly net cash flow has improved
incrementally every quarter since the third quarter of 2000 and for the first time since the second quarter of 1997, the Annuities segment experienced positive net cash flow in the third quarter of 2001. This was one quarter earlier than LNC's goal to achieve net positive cash flows for total annuities by the fourth quarter of 2001. Net cash inflow for the third quarter of 2001 was $0.3 billion, a $1.1 billion improvement over the third quarter of 2000 and a $0.5 billion improvement over the second quarter of 2001.

The overall improvement in cash flows for the first nine months of 2001 is due to increased fixed annuity deposits along with increased retention of both variable and fixed annuity accounts. Fixed annuity deposits have been bolstered by two new product introductions that occurred in the first quarter of 2001 along with overall increased demand for fixed annuities given the uncertain equity markets. The overall lapse rate has improved dramatically over the last year from approximately 12% in 2000 to below 10% in the second quarter of 2001 to approximately 8% in the third quarter of 2001. These results are attributed to LNC's targeted conservation efforts on both fixed and variable annuity product lines. In addition, heightened scrutiny by regulators of tax-free exchanges of non-qualified variable annuity contracts appears to be reducing the frequency of such exchanges on an industry-wide basis. Finally, clients whose variable annuity contracts have guaranteed minimum death benefits that are in the money due to recent equity market declines are less likely to transfer from these contracts.

Overall variable annuity deposits including the fixed portion of variable annuities were flat for both the quarter and the first nine months of 2001 compared to the same periods in 2000. These stable sales levels are counter to the overall industry, which has experienced a downturn in sales due to the declining equity markets. LNC's ability to continue to generate significant variable annuity sales in such a difficult market is due to a balanced array of products that offer innovative new features like the Income4Life Solution and quality fund selections with names like American Funds. American Funds are offered in all LNC variable annuities, but are most prominent in the American Legacy variable annuity product line. According to the Variable Annuity Research and Data Services ("VARDS"), the American Legacy variable annuity product line ranked number one for asset-weighted performance of variable annuities for the three-year period ended June 30, 2001. In addition, LNC has strengthened its internal wholesaling distribution capabilities with the formation of Lincoln Financial Distributors ("LFD"). LFD's investment in dedicated annuity wholesalers in the Wire/Regional distribution channel has contributed greatly to the 37% increase in ChoicePlus(sm) Variable Annuity sales for the first nine months of 2001 compared to the same period in 2000.

Maintaining positive cash flows in the coming quarters will require a continued focus on LNC's initiatives to grow new deposits and improve retention. Activities focused on new deposits include the recent introduction of a new L-share version for the American Legacy product line. LNC is also launching a new series of ChoicePlus products which incorporate LNC's new Elite Series common fund line-up and includes an L-share version of the product. A new series of variable annuity products has also been developed for sale by Wells Fargo. LNC has received approval from the SEC to upgrade out-of-surrender contracts of existing American Legacy contractholders. LNC is still pursuing approval of several exchange options included in the original exemptive relief filing for the American Legacy product line. These options would allow contractholders to exchange existing American Legacy I or II contracts for either an American Legacy III or American Legacy III Plus bonus contract. Details of an exemptive relief program for certain
Multi-Fund[R] variable annuity products have been filed with the SEC as well. Because surrender rates have been declining on both product lines, the timing for and extent of the roll-out of the exemptive relief programs will be re-evaluated once final SEC approval for exemptive relief applications is received.




Life Insurance

Results of Operations (1)                                             Nine Months Ended               Three Months Ended
                                                                        September 30                     September 30

(in billions)                                                        2001           2000             2001             2000
--------------------------------------------------------------------------------------------------------------------------
Income from Operations                                             $205.8         $189.3            $70.1            $66.5
Realized Gain (Loss) (after-tax)                                    (17.1)          (5.4)            (5.4)             0.9
Restructuring Charge (after-tax)                                     (2.0)            --               --               --
                                                                  -------        -------          -------          -------
Income before Cumulative Effect of
Accounting Changes                                                  186.7          183.9             64.7             67.4
Cumulative Effect of Accounting Changes (after-tax) (2)              (5.5)            --               --               --
                                                                  -------        -------          -------          -------
Net Income                                                         $181.2         $183.9            $64.7            $67.4

First Year Premiums (by Product):
Universal Life                                                     $189.9         $204.4            $64.7            $71.0
Variable Universal Life                                             150.6          136.4             46.8             51.9
Whole Life                                                           15.9           14.4              6.7              6.0
Term                                                                 26.5           38.3             10.3             10.5
Corporate Owned Life Insurance ("COLI")                              33.1           38.0              5.1              5.8
                                                                  -------        -------          -------          -------
Total First Year Premiums                                          $416.0         $431.5           $133.6           $145.2


September 30  (in billions)                                                                          2001             2000
--------------------------------------------------------------------------------------------------------------------------
Account Values
Universal Life                                                                                       $7.3             $6.9
Variable Universal Life                                                                               1.5              1.8
Interest-Sensitive Whole Life                                                                         2.1              2.0
                                                                                                  -------          -------
Total Life Insurance Account Values                                                                 $10.9            $10.7

In-Force - Face Amount
Universal Life and Other                                                                           $119.1           $112.9
Term Insurance                                                                                      108.7             98.4
                                                                                                  -------          -------
Total In-Force                                                                                     $227.8           $211.3


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

(2) Cumulative Effect of Accounting Changes relates to the transition adjustment of $(0.2) million recorded in the first quarter of 2001 upon adoption of FAS No. 133 and the adjustment of $(5.3) million recorded in the second quarter of 2001 upon adoption of EITF 99-20. (Refer to page 21 for further discussion of these items.)

The Life Insurance segment reported a slight decrease of $2.7 million or 1% in net income for the first nine months of 2001 compared to the same period in 2000 and a decrease of $2.7 million or 4% for the third quarter of 2001 compared to the same quarter in 2000. Income from operations for the first nine months of 2001 increased $16.5 million or 9% compared to the same period in 2000 and increased $3.6 million or 5% for the third quarter of 2001 compared to the same quarter in 2000. The results for the third quarter of 2001 were impacted by the September 11 tragedy in which losses totaling $1.9 million were recorded. The total losses consisted of $1.0 million related to reported claims and an estimated $0.9 million related to incurred but not reported claims. Excluding the $1.9 million loss from the events of September 11, income from operations for the first nine months of 2001 was $207.7 million, an $18.4 million or 10% increase over the same period in 2000 and was $72.0 million for the third quarter of 2001, a $5.5 million or 8% increase over the same quarter in 2000.

The increase in income from operations, excluding the loss for the events of September 11, for the first nine months of 2001 as compared to same period in 2000 was primarily attributable to growth in life insurance in-force from sales and favorable persistency partially offset by unfavorable mortality and lower partnership earnings. The increase in income from operations for the third quarter of 2001 as compared to the same quarter in 2000 was attributable to the items noted for the first nine months of 2001 partially offset by increased severance costs associated with an expense reduction initiative. Life insurance in-force grew to $227.8 billion at the end of the third quarter of 2001, a $16.5 billion or 8% increase over the prior year quarter. The increase was due to both sales and strong persistency.

Sales as measured by first year premiums were down for the third quarter and the first nine months of 2001 compared to the same periods in 2000 by $11.6 million or 8% and $15.5 million or 4%, respectively. The declines for both periods were primarily due to lower universal life ("UL") sales. During the first quarter of 2001, UL sales were depressed in anticipation of the launch of an enhanced single life UL product introduced in March of 2001. In the second quarter of 2001, UL sales were bolstered by the new product introduction, but in the third quarter, sales again were down compared to the prior year quarter due to sensitivity to the continuing drop in interest rates along with the overall disruption of the events of September 11. Variable universal life ("VUL") sales, which were up 23% through the first six months of 2001, dropped 10% in the third quarter of 2001 due to the downturn in the equity markets which was amplified by the events of September 11. Term life sales for the first six months lagged the prior year period largely due to strong first half of 2000 sales that were bolstered by the impending enactment of the Valuation of Life Insurance Model Regulation ("Regulation XXX"). Regulation XXX required companies to increase reserves relative to certain term life insurance policies as of January 1, 2000. There was a rush of term business in anticipation of the related price increases for implementation of Regulation XXX. Term sales in the third quarter of 2001 were relatively consistent with the prior year quarter and have steadily increased since the beginning of 2001. As a result of the recent terrorist activities, there is an expectation for increased term sales as well as an increased demand for estate planning services which should bode well for overall life insurance product sales.

Account values increased $0.2 billion or 2% to $10.9 billion at
September 30, 2001 from $10.7 billion at September 30, 2000.   Positive
cash flows partially offset by insurance fees and market depreciation on VUL accounts accounted for the increase. VUL account values represent 14% of total life insurance account values.



Reinsurance

Results of Operations (1)                                             Nine Months Ended               Three Months Ended
                                                                        September 30                     September 30

(in millions)                                                        2001           2000             2001             2000
--------------------------------------------------------------------------------------------------------------------------
Financial Results by Source
Individual Markets                                                  $61.2          $62.3            $(3.1)           $20.5
Group Markets                                                         7.5            3.7              1.8              1.5
Financial Reinsurance                                                12.0           15.7              1.5              4.5
Other                                                                (3.3)          (4.4)            (0.8)            (1.1)
                                                                  -------        -------          -------          -------
Income from Operations, excluding Exited Businesses                  77.4           77.3             (0.6)            25.4
Exited Businesses                                                    20.7            8.6             17.8              2.8
                                                                  -------        -------          -------          -------
Income from Operations                                              $98.1          $85.9            $17.2            $28.2
Realized Loss (after-tax)                                           (10.8)          (2.1)            (4.4)            (2.2)
                                                                  -------        -------          -------          -------
Income before Cumulative Effect
of Accounting Changes                                                87.3           83.8             12.8             26.0
Cumulative Effect of Accounting Changes (after-tax) (2)              (2.3)            --               --               --
                                                                  -------        -------          -------          -------
Net Income                                                          $85.0          $83.8            $12.8            $26.0

Risk Premium (3)                                                   $618.7         $490.4           $195.4           $179.0

Individual Life Sales - Face Amount (in billions)                   $87.8         $104.3            $28.6            $37.2


September 30  (in billions)                                                                          2001             2000
--------------------------------------------------------------------------------------------------------------------------
Individual and Group Life Insurance In-Force
Face Amount                                                                                        $497.3           $412.6


(1) The 2000 data was restated from the prior year due to a change in pricing of the management of general account investments performed by the Investment Management segment to a "for profit" basis from the previously reported "at cost" basis. This change was effective on January 1, 2001.

(2) Cumulative Effect of Accounting Changes relates to the transition adjustment of $(0.1) million recorded in the first quarter of 2001 upon adoption of FAS No. 133 and the adjustment of $(2.2) million recorded in the second quarter of 2001 upon adoption of EITF 99-20. (Refer to page 21 for further discussion of these items.)

(3) Risk premium is an internal measure used to gauge the earnings power of the Individual Markets business unit and is equal to total operating revenue less commissions, investment income on surplus, and that portion of revenue required to fund policy reserves. The risk premium for the first nine months of 2001 includes the effect of the change in estimate for premiums receivable.

The Reinsurance segment ("Lincoln Re") reported a slight increase in net income of $1.2 million or 1% for the first nine months of 2001 compared to the same period in 2000 and a decrease of $13.2 million or 51% for the third quarter of 2001 compared to the same quarter in 2000. Income from operations for the first nine months of 2001 increased by $12.2 million or 14% compared to the same period in 2000 and decreased $11.0 million or 39% for the third quarter of 2001 compared to the same quarter in 2000. The results for the third quarter of 2001 were significantly impacted by estimated losses totaling $31.3 million from the September 11 tragedy. In individual markets, September 11 losses consisted of $24.3 million related to reported and unreported claims net of a benefit from reinsurance pool participation. Group markets reported a loss of $1 million related to its participation in a group reinsurance pool. Financial reinsurance reported a loss of $6 million related to Lincoln Re's participation in a catastrophic loss program, which was triggered by the events of September 11. Conversely, third quarter 2001 results were positively impacted by the re-evaluation of reserves in the exited lines of business which resulted in $15 million of earnings, primarily within the HMO excess-of-loss line of business. Excluding the $31.3 million loss from the events of September 11 and the benefit of the $15 million reserve re-evaluation, income from operations for the first nine months of 2001 was $114.4 million, a $28.5 million or 33% increase over the same period in 2000 and was $33.5 million for the third quarter of 2001, a $5.3 million or 19% increase over the same quarter in 2000.

The increase in income from operations excluding the special items noted above for the first nine months of 2001 as compared to the first nine months of 2000 was primarily attributable to a change in accounting estimate recorded in the individual markets line of business in the first quarter of 2001. Lincoln Re refined its estimate of due and unpaid premiums on its client-administered individual life reinsurance business. As a result of the significant growth in the individual life reinsurance business generated in recent years, Lincoln Re initiated a review of the block of business in the last half of 2000. An outgrowth of that analysis resulted in a review of the estimation of premiums receivable for due and unpaid premiums on client-administered business. During the first quarter of 2001, Lincoln Re completed the review of this matter, and concluded that enhanced information flows and refined actuarial techniques provided a basis for a more precise estimate of premium receivables on this business. As a result, Lincoln Re recorded income of $25.5 million ($39.3 million pre-tax) in the first quarter of 2001 related to periods prior to 2001.

Earnings also improved between periods in the group markets line of business as a result of premium growth along with higher investment income and lower loss ratios in the employer stop-loss business. The financial reinsurance line of business experienced an overall increase in income from operations for the first nine months of 2001 exclusive of the $6 million loss related to the events of September 11. The positive variance for the first nine months of 2001 compared to the same period in 2000 was due to positive earnings in the second and third quarters of 2001 from the renewal of existing programs, new deals, the re-evaluation of reserves on the annuity business and increased investment earnings on certain deals. Partially offsetting these positive variances were decreased earnings in the first quarter of 2001 related to the non-renewal of two large reinsurance deals in Japan.

Partially offsetting these improved results between periods were decreased earnings in individual markets as a result of higher mortality. Excluding the change in estimate for due and unpaid premiums and the losses attributable to the events of September 11, the actual-to-expected loss ratio was 101.6% for the first nine months of 2001 compared to 99.3% for the same period in 2000. This deterioration in mortality was primarily attributable to a higher than normal number of large claims on seasoned business in the first quarter of 2001 and relatively consistent mortality in the second and third quarters of 2001, exclusive of the losses resulting from the events of September 11.

Excluding the $15 million positive impact of the re-evaluation of reserves in the third quarter of 2001, exited businesses had the same earnings for the third quarter of 2001 compared to the same quarter in 2000 and had decreased earnings for the first nine months of 2001 compared to the same period in 2000. This decrease was due to a negative variance related to the first quarter 2000 receipt of interest of $9.2 million ($14.1 million pre-tax) for the transfer of LNC's 49% share of Seguros Serfin Lincoln to its partner, Grupo Financiero Serfin. In addition, the disability income and personal accident lines had reduced earnings as a result of lower investment income in the first quarter of 2001 and a tax adjustment that positively impacted earnings in the first quarter of 2000. Partially offsetting these negative variances between periods was an increase in reserves in the first quarter of 2000 for the HMO excess-of-loss and group carrier medical lines of business related to the 1999 underwriting year. In addition, investment income improved in the second quarter of 2001.

On July 29, 2001, LNC and Swiss Re announced that Swiss Re will acquire LNC's reinsurance operation (see page 22 in the MD&A for further
discussion).   This transaction is expected to close late in the fourth
quarter of 2001. After closing, the results for the "Reinsurance Segment" will no longer be reported as a segment, but will be reported as part of "Other Operations."



Investment Management

Results of Operations (1)                                             Nine Months Ended               Three Months Ended
                                                                        September 30                     September 30

(in millions)                                                        2001           2000             2001             2000
--------------------------------------------------------------------------------------------------------------------------
Total Investment Advisory Fees                                     $213.2         $240.6            $68.0            $79.4

Income from Operations                                                9.6           35.4              3.5              9.9
Realized Loss (after-tax)                                            (1.7)          (2.3)            (0.6)            (0.2)
Restructuring Charge (after-tax)                                       --           (2.7)              --               --
                                                                  -------        -------          -------          -------
Income before Cumulative Effect of
Accounting Change                                                     7.9           30.4              2.9              9.7
Cumulative Effect of Accounting Change (after-tax) (2)               (0.1)            --               --               --
                                                                  -------        -------          -------          -------
Net Income                                                           $7.8          $30.4             $2.9             $9.7


September 30  (in billions)                                                                          2001             2000
--------------------------------------------------------------------------------------------------------------------------
Assets Under Management:
Retail - Equity                                                                                     $15.6            $23.7
Retail - Fixed                                                                                        7.1              6.5
                                                                                                  -------          -------
Total Retail                                                                                        $22.7            $30.2

Institutional - Equity                                                                               16.3             19.0
Institutional - Fixed                                                                                 5.6              6.3
                                                                                                  -------          -------
Total Institutional                                                                                 $21.9            $25.3

Insurance Assets                                                                                    $37.3            $35.0
                                                                                                  -------          -------

Total Assets Under Management                                                                       $81.9            $90.5


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

(2) Cumulative Effect of Accounting Change relates to the second quarter 2001 adoption of EITF 99-20. (Refer to page 21 for further discussion of this item.)

The Investment Management segment reported a decrease in net income of $22.6 million or 74% for the first nine months of 2001 compared to the same period in 2000 and a decrease of $6.8 million or 70% for the third quarter of 2001 compared to the same quarter in 2000. Income from operations for the first nine months of 2001 decreased $25.8 million or 73% compared to the same period in 2000 and decreased $6.4 million or 65% for the third quarter of 2001 compared to the same quarter in 2000. The decrease in net income and income from operations for the first nine months of 2001 as compared to the first nine months of 2000 was attributable to lower investment advisory fees and to a lesser extent reduced other revenue partially offset by lower expenses.

Investment advisory fees relating to external assets under management decreased $27.0 million (pre-tax) for the first nine months of 2001 compared to the same period in 2000 due to a decrease in both retail and institutional assets under management. Retail assets under management were $22.7 billion at the end of the third quarter of 2001 as compared to $30.2 billion at the end of the third quarter of 2000. Of the decrease in retail assets under management, $7.3 billion was the result of market depreciation during the rolling one-year period.
Institutional assets under management were $21.9 billion at the end of the third quarter of 2001 as compared to $25.3 billion at the end of the third quarter of 2000. Of the decrease in institutional assets under management, $2.3 billion was the result of market depreciation and $1.1 billion resulted from net cash outflows in the rolling one-year period.

Other revenue decreased as a result of reduced distribution, shareholder servicing and investment accounting revenue associated with lower retail mutual fund sales and lower assets under management.

Although the Investment Management segment has made significant investments in upgrading talent and revamping investment processes over the last 21 months, effective expense management has resulted in an overall decrease in expenses. Operating expenses decreased by $4.3 million (pre-tax) or 1% during the first nine months of 2001 compared to the same period in 2000. This decrease was primarily due to the absence of significant severance expenses incurred during the first nine months of 2000, lower amortization expense associated with other intangible assets and effective management of other expenses. Certain other intangible assets capitalized as part of LNC's acquisition of Delaware Management Holdings, Inc. in 1995 had six-year lives and were fully amortized in April of 2001. In addition, the segment had lower incentive compensation expense accruals due primarily to the declining financial results between periods. Partially offsetting the decreased expenses noted above was higher amortization of deferred broker commissions due to an increase in the deferred broker commission asset and expenses incurred during the second quarter of 2001 to close and merge a number of mutual funds.

Client Cash Flows

The Investment Management segment's net client cash flows were as follows:



                                                                      Nine Months Ended               Three Months Ended
                                                                        September 30                     September 30

(in billions)                                                        2001           2000             2001             2000
--------------------------------------------------------------------------------------------------------------------------
Retail:
Equity Sales                                                         $2.2           $3.0             $0.6             $0.9
Equity Redemptions                                                   (2.2)          (3.6)            (0.6)            (1.0)
Equity Transfers                                                     (0.6)          (0.1)            (0.4)              --
                                                                  -------        -------          -------          -------
Net Flows                                                            (0.6)          (0.7)            (0.4)            (0.1)

Fixed Sales                                                           0.6            0.5              0.2              0.2
Fixed Redemptions                                                    (0.8)          (1.1)            (0.3)            (0.3)
Fixed Transfers                                                       0.4           (0.3)             0.4             (0.1)
                                                                  -------        -------          -------          -------
Net Flows                                                             0.2           (0.9)             0.3             (0.2)

Total Retail Net Flows                                              $(0.4)         $(1.6)           $(0.1)           $(0.3)
                                                                  -------        -------          -------          -------
Institutional:
Equity Inflows                                                       $2.6           $2.0             $0.9             $0.4
Equity Withdrawals and Transfers                                     (2.2)          (5.9)            (0.6)            (1.2)
                                                                  -------        -------          -------          -------
Net Flows                                                             0.4           (3.9)             0.3             (0.8)

Fixed Inflows                                                         0.6            0.6               --              0.3
Fixed Withdrawals and Transfers                                      (1.1)          (1.3)            (0.5)            (0.5)
                                                                  -------        -------          -------          -------
Net Flows                                                            (0.5)          (0.7)            (0.5)            (0.2)

Total Institutional Net Flows                                       $(0.1)         $(4.6)           $(0.2)           $(1.0)
                                                                  -------        -------          -------          -------

Total Retail and Institutional Net Flows                            $(0.5)         $(6.2)           $(0.3)           $(1.3)


In the first nine months of 2001, the Investment Management segment gained momentum in its on-going initiative to increase asset retention and attract new asset flows. Total net cash outflows were $0.5 billion for the first nine months of 2001 compared to $6.2 billion for the first nine months of 2000, a $5.7 billion improvement. Total net cash outflows were $0.3 billion for the third quarter of 2001 compared to net cash outflows of $1.3 billion for the same period in 2000. The improvement in net flows in the first nine months and third quarter of 2001 was the result of significant improvement in retention on the institutional side, as well as improved institutional equity inflows and improved retention on the retail side. Although institutional flows were slightly negative in the third quarter of 2001 after a positive second quarter, the third quarter outflows were not due to the loss of any major clients. Rather, two major accounts repositioned half of their assets, which accounted for $400 million in withdrawals. In one account, the client merged with another company and had twice the number of money managers. The company chose to reduce allocations. The other account reallocated assets. Both clients reduced their total allocation, but did not eliminate Delaware.

Management believes that the improvement in net asset flows and overall retention is attributable to improving investment performance and diversity of product offerings, along with increased customer confidence in management's ability to sustain positive change. On the institutional side, six of 13 institutional asset classes managed exceeded their benchmarks for the trailing 12 months ended September 30, 2001. These results were lower than those reported for the trailing 12 months ended June 30, 2001 when eight of 13 institutional asset classes managed exceeded their benchmarks and were also lower than those reported for the 12 months ended September 30, 2000. The decrease in institutional performance occurred primarily in the growth area. However, it is important to note that of the 13 institutional asset classes at September 30, 2001, seven asset classes accounted for over 95% of the institutional assets under management and six of those seven asset classes outperformed their respective benchmarks. Those six asset classes accounted for almost 92% of institutional assets under management. Relative performance on the retail side remained strong with 16 of Delaware's 25 largest retail funds in the top half of their respective Lipper universes for the 12 months ended September 30, 2001. These results were consistent with those for the 12 months ended June 30, 2001 and up from eight for the 12 months ended September 30, 2000.

Decreased equity sales were the driver of the overall drop in retail sales for the quarter and the nine months ended September 30, 2001. The volatile equity markets, heightened by the tragic events of September 11, have created an uncertain environment for retail investment products. If the equity markets continue to be volatile in response to the overall economic outlook and the uncertain state of the nation in the wake of the terrorist activities, then this negative trend would be expected to continue in the future.

Lincoln UK


Results of Operations                                                 Nine Months Ended               Three Months Ended
                                                                        September 30                     September 30

(in millions)                                                        2001           2000             2001             2000
--------------------------------------------------------------------------------------------------------------------------
Income from Operations                                              $40.7          $45.5            $10.1            $10.6
Realized Gains (Losses) (after-tax)                                   5.7           (0.3)             3.9               --
Restructuring Charge (after-tax)                                       --          (40.5)              --            (40.5)
                                                                  -------        -------          -------          -------
Net Income                                                          $46.4           $4.7            $14.0           $(29.9)


September 30  (in billions)                                                                          2001             2000
--------------------------------------------------------------------------------------------------------------------------
Unit-Linked Assets                                                                                   $5.2             $6.5
Individual Life Insurance In-Force                                                                  $21.3            $24.5


The Lincoln UK segment reported an increase in net income of $41.7 million for the first nine months of 2001 compared to the same period in 2000 and an increase of $43.9 million for the third quarter of 2001 compared to the same quarter in 2000. Income from operations for the first nine months of 2001 decreased $4.8 million or 11% compared to the same period in 2000 and decreased $0.5 million or 5% for the third quarter of 2001 compared to the same quarter in 2000. The increase in net income for the first nine months of 2001 and the third quarter of 2001 compared to the same periods in 2000 was due primarily to the absence of the restructuring charge of $40.5 million recorded in the third quarter of 2000. This restructuring charge resulted from LNC's decisions to transfer the sales force and cease writing new business in
the UK through direct sales distribution.   In addition, Lincoln UK had
positive variances in realized gains of $6.0 million for the first nine months of 2001 and $3.9 million for the third quarter of 2001 compared to the same periods in 2000. The gains reported in 2001 relate to the realignment of the investment portfolio to better match invested assets with the liabilities they support.

The decrease in income from operations for the first nine months of 2001 compared to the same period in 2000 was primarily attributable to the weak equity markets in the United Kingdom over the last year. The downturn in the equity markets has caused increased amortization of deferred acquisition costs and the present value of in-force intangible asset. For both of these assets, amortization is adjusted retrospectively when estimates of current or future profits are revised. A key component of the future profitability is the performance of the investment portfolio supporting the policies underlying these assets.
In addition, the weak equity markets have caused a decrease in fee income on unit-linked assets under management. Finally, exchange rate movements between periods have negatively impacted Lincoln UK's results in 2001. Partially offsetting the negative variances noted above, Lincoln UK had favorable general and administrative expenses. Lincoln UK continues to employ effective expense management. In addition, in the third quarter of 2000, Lincoln UK strengthened reserves for policies carrying guaranteed annuity options and recorded expenses related to the
strategic review of Lincoln UK.   Over the last nine months, actual
lapse rates have been in line with assumptions, but Lincoln UK continues to evaluate the persistency assumptions on an on-going basis.

Other Operations


Results of Operations                                                 Nine Months Ended               Three Months Ended
                                                                        September 30                     September 30

(in millions)                                                        2001           2000             2001             2000
--------------------------------------------------------------------------------------------------------------------------
Financial Results by Source
LFA                                                                $(23.3)        $(13.4)           $(4.2)           $(3.1)
LFD                                                                 (26.2)         (13.4)            (7.8)            (5.0)
LNC Financing                                                       (63.2)         (65.1)           (19.5)           (20.9)
Other Corporate                                                       2.9           (5.5)             1.4              1.7
                                                                  -------        -------          -------          -------
Loss from Operations                                               (109.8)         (97.4)           (30.1)           (27.3)
Realized Loss (after-tax)                                            (3.1)          (2.3)            (3.8)            (1.0)
Restructuring Charge (after-tax)                                     (1.2)            --               --               --
                                                                  -------        -------          -------          -------
Income before Cumulative Effect of
Accounting Change (after-tax)                                      (114.1)         (99.7)           (33.9)           (28.3)
Cumulative Effect of Accounting Change (2)                           (0.3)            --               --               --
                                                                  -------        -------          -------          -------
Net Loss                                                          $(114.4)        $(99.7)          $(33.9)          $(28.3)


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

(2) Cumulative Effect of Accounting Change relates to the transition adjustment recorded in the first quarter of 2001 upon adoption of FAS
133. (Refer to page 21 for further discussion of this item.)

Other Operations reported an increase in net loss of $14.7 million or 15% for the first nine months of 2001 compared to the same period in 2000 and an increase in net loss of $5.6 million or 20% for the third quarter of 2001 compared to the same quarter in 2000. Loss from operations for the first nine months of 2001 increased by $12.4 million or 13% compared to the same period in 2000 and increased $2.8 million or 10% for the third quarter of 2001 compared to the same quarter in 2000. The increased net loss and loss from operations for the first nine months of 2001 compared to the same period in 2000 was primarily attributable to the results of LFA and LFD in 2001. For the first nine months of 2001 compared to the same period in 2000, LFA and LFD had negative variances in loss from operations of $9.9 million and $12.8 million, respectively. Although both LFA and LFD results for the third quarter of 2001 reflected negative variances from the prior year quarter, LFA's results improved from the second quarter of 2001 and LFD had its best quarter of 2001.

Sales revenue for LFA was significantly lower during the first nine months of 2001 as compared to the same period of 2000. LFA, a fee-based investment planning firm and broker dealer, experienced a decrease in sales of all products, annuities, life insurance and other investment products. The downturn in the equity markets over the last year has caused a difficult sales environment for broker dealers. In addition to lower revenues, LFA had an increase in expenses for the first nine months of 2001 as a result of increased salaries and other general and administrative expenses. In the third quarter of 2001, however, LFA experienced a favorable expense variance due to lower volume-related expenses and incentive compensation accruals in addition to the benefits of expense management initiatives.

LFD, LNC's wholesale distribution organization, experienced higher sales over the first nine months of 2001 compared to the same period in 2000, however, revenue decreased as a result of changes in the mix of business. Sales levels were flat through the first six months of 2001, but were bolstered in the third quarter by sales of the Step 5 fixed annuity, ChoicePlus variable annuity product line, term life and the MoneyGuard universal life product (includes a long-term care benefit). Mutual fund sales continued to be weak into the third quarter, resulting from overall equity market volatility heightened by the events of September 11. LFD had higher expenses primarily as a result of its investment in new wholesalers during the first nine months of 2001. LFD started with 221 wholesalers at the beginning of 2001 and had 276 at September 30. LFD's on-going strategy is to target key accounts across all distribution channels. Third quarter product improvements including a common fund line-up across all variable annuity and life products, sales incentives and the momentum from increased sales levels in the third quarter should bode well for the future. However, given the current uncertainty of the market, LNC is cautious about sales expectations for the fourth quarter.

LNC Financing had a positive variance of $1.9 million for the first nine months of 2001 compared to the same period in 2000. This improvement resulted chiefly from a decrease in long-term debt costs and lower short-term borrowing costs resulting from the nine Fed rate cuts that have occurred since the beginning of 2001. The decrease in long-term debt costs was due to two corporate finance events. On August 16, 2001, the FELINE PRIDES converted resulting in the issuance of 4.63 million shares of LNC common stock and the retirement of $225 million in related trust preferred securities. On September 13, 2001, $215 million 8.75% Quarterly Income Preferred Securities were called. This transaction was funded with short-term borrowings.

Other Corporate had a positive variance in income from operations of $8.4 million for the first nine months of 2001 compared to the same period in 2000. In the first quarter of 2000, there were offsetting litigation items that created a loss of $2.6 million. In addition, there was a $2.4 million loss related to AnnuityNet in the first nine months of 2000. AnnuityNet is accounted for using the equity method of accounting. In 2000, LNC recognized losses for AnnuityNet up to the amount of its investment. Therefore, no further activity is expected to be recorded for AnnuityNet until it has earnings. The remaining improvement in Other Corporate is related to timing differences between when corporate overhead is incurred and allocated.



CONSOLIDATED INVESTMENTS

September 30  (in billions)                                                      2001                     2000
--------------------------------------------------------------------------------------------------------------
Total Assets Managed                                                           $117.5                   $136.3


                                                        Nine Months Ended                 Three Months Ended
                                                          September 30                       September 30

                                                     2001              2000             2001              2000
--------------------------------------------------------------------------------------------------------------
Mean Invested Assets (cost basis) (in billions)    $37.34            $37.60           $37.69            $37.25

Adjusted Net Investment Income (1) (in millions) $2,038.0          $2,080.2           $687.7            $691.5

Investment Yield (ratio of net investment
income to mean invested assets)                     7.28%             7.38%            7.30%             7.43%


(1) Includes tax-exempt income.

The total investment portfolio increased $1,419.4 million in the first nine months of 2001. This is the result of purchases of investments from cash flow generated by the business segments and an increase in the fair value of securities available-for-sale.

The quality of LNC's fixed maturity securities portfolio as of September 30, 2001 was as follows:

Treasuries and AAA         17.9%              BBB         36.9%
AA                          6.4%               BB          4.6%
A                          31.6%     Less than BB          2.6%

As of September 30, 2001, $2.1 billion or 7.2% of fixed maturity securities was invested in below investment grade securities (less than BBB). This represents 5.7% of the total investment portfolio. The interest rates available on these below investment grade securities are significantly higher than are available on other corporate debt securities. Also, the risk of loss due to default by the borrower is significantly greater with respect to such below investment grade securities because these securities are generally unsecured, often subordinated to other creditors of the issuer and issued by companies that usually have high levels of indebtedness. LNC attempts to minimize the risks associated with these below investment grade securities by limiting the exposure to any one issuer and by closely monitoring the credit worthiness of such issuers. During the nine months ended September 30, 2001, the aggregate cost of such investments purchased was $66.1 million. Aggregate proceeds from such investments sold were $66.0 million, resulting in a net realized pre-tax gain at the time of sale of $1.4 million.

LNC's entire fixed maturity and equity securities portfolio is classified as "available-for-sale" and is carried at fair value. Changes in fair value, net of related deferred acquisition costs, amounts required to satisfy policyholder commitments and taxes, are charged or credited directly to shareholders' equity.

As of September 30, 2001, mortgage loans on real estate and real estate represented 13% and 1% of LNC's total investment portfolio, respectively. As of September 30, 2001, the underlying properties supporting the mortgage loans on real estate consisted of 35.0% in commercial office buildings, 27.8% in retail stores, 14.0% in industrial buildings, 12.2% in apartments, 7.5% in hotels/motels and 3.5% in other. In addition to the dispersion by property type, the mortgage loan portfolio is geographically diversified throughout the United States.

The following summarizes key information on mortgage loans:
                                                    September 30    December 31
                                   (in millions)        2001           2000
                                   -------------       -----          -----
Total Portfolio (net of reserves)                   $4,663.1       $4,663.0
Mortgage loans two or more payments
delinquent (including in process of foreclosure)         5.0            7.6
Restructured loans in good standing                      5.4            4.1
Reserve for mortgage loans                               3.9            4.9

Fixed maturity securities available-for-sale, mortgage loans on real estate and real estate that were non-income producing for the nine months ended September 30, 2001 were not significant.

Net Investment Income
Net investment income decreased $42.0 million or 2.0% when compared with the first nine months of 2000. This decrease was the result of a 0.7% decrease in mean invested assets (all calculations on a cost basis) and a decrease in the overall yield on investments from 7.33% (exclusive of
interest income on Seguros Serfin Lincoln) to 7.28%.   In addition, in
the first quarter of 2000, LNC recognized interest income of $14.1 million (pre-tax) upon the transfer of Seguros Serfin Lincoln.

Realized Losses on Investments
The first nine months of 2001 and 2000 had pre-tax realized losses on investments of $75.8 million and $28.3 million, respectively. These losses are net of related deferred acquisition costs and expenses. Securities available-for-sale that were deemed to have declines in fair value that are other than temporary were written down. Also, when the underlying value of the property is deemed to be less than the carrying value, LNC records write-downs and allowances on select mortgage loans on real estate, real estate and other investments. The increase in losses between periods was due primarily to an increase in the write-down of securities available-for-sale.

The pre-tax write-downs of securities available-for-sale for the first nine months of 2001 and 2000 were $126.1 million and $32.6 million, respectively. The fixed maturity securities to which write-downs apply were generally of investment grade quality at the time of purchase, but were classified as "below investment grade" at the time of the write-downs. During the first nine months of 2001, LNC released $1.8 million in reserves on real estate and mortgage loans on real estate compared to reserves released of $1.4 million for the first nine months of 2000. Net write-downs and reserve releases for all investments for the nine months ended September 30, 2001 and 2000 were $124.3 million and $31.2 million, respectively.

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

The consolidated statement of cash flows on page 7 indicates that operating activities provided cash of $458.7 million during the first nine months of 2001. This statement also classifies the other sources and uses of cash by investing activities and financing activities and discloses the total amount of cash available to meet LNC's obligations.

Although LNC generates adequate cash flow to meet the needs of its normal operations, periodically LNC may issue debt or equity securities to fund internal expansion, acquisitions, investment opportunities and the retirement of LNC's debt and equity. As of September 30, 2001, LNC has a shelf registration with an unused balance of $825 million that would allow LNC to issue a variety of securities, including debt, preferred stock, common stock and hybrid securities. Finally, cash funds are available from LNC's revolving credit agreements which provide for borrowing up to $700 million.

Transactions such as those described in the preceding paragraph that have occurred in the first nine months of 2001 include the purchase and retirement of 8,384,400 shares of common stock at a cost of $369.5 million. During the nine months ended September 30, 2001, the remaining amount ($53.36 million) of the May 1999 board authorization to repurchase $500 million of LNC securities was used and $316.14 million under the November 2000 board authorization to repurchase $500 million was used. At September 30, 2001, the remaining amount under the November 2000 board authorization was $184 million. On July 26, 2001, the LNC board authorized an additional $500 million to repurchase LNC securities. In addition, on September 13, 2001, LNC redeemed all 8.6 million shares of the $215 million outstanding 8.75% Cumulative Quarterly Income Preferred Securities, Series A that were issued by Lincoln National Capital I and guaranteed by LNC.

On August 16, 2001, LNC settled stock purchase contracts issued in conjunction with the FELINES PRIDES financing. This action resulted in the issuance of 4,630,318 shares of LNC stock at $49.67 per share. Investors had the option of settling the purchase contract with separate cash or by having the collateral securing their purchase obligations sold. In the case of investors who held the Preferred Securities as collateral for the purchase contracts, they were permitted to enter into a remarketing process with proceeds used to settle the contracts. On August 13, 2001, the remarketing failed resulting in the retirement of $225 million Preferred Securities. A total of $5 million of two-year trust preferred securities remain outstanding which represents investors who chose to settle with separate cash and hold onto their securities until maturity.

On July 29, 2001, LNC and Swiss Re announced that Swiss Re will acquire LNC's reinsurance operation for $2.0 billion. In addition, LNC will retain approximately $500 million of capital supporting the reinsurance operation. Closing is anticipated to be late in the fourth quarter of 2001 and is subject to regulatory approvals. LNC expects to invest the proceeds from the transaction to expand its other businesses and to repurchase LNC securities.

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

Both the substantive review process conducted by the Commissioner and the financial standards that must be met are the same whether a dividend payment is an ordinary dividend or extraordinary dividend. Only the timing of the review is different. An ordinary dividend payment can be made without prior approval, however, if the Commissioner subsequently determines that the payment does not meet the financial standards, repayment of the dividend could be ordered and future dividends could be limited or prohibited. Assuming LNL continues to satisfy the financial standards for making dividends to LNC, timely review as required of the Commissioner by statute and approvals of extraordinary dividends are expected to continue. During the nine months ended September 30, 2001 and during the year ended December 31, 2000, LNL received regulatory approval and paid extraordinary dividends totaling $380 million and $420 million, respectively, to LNC. In the event such approvals are not obtained in the future, management believes that LNC can obtain the funds required to satisfy its obligations from its existing credit facilities and other sources.

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

Total shareholders' equity increased $414.6 million in the first nine months of 2001. Excluding the increase of $256.2 million related to an increase in the unrealized gain on securities available-for-sale and derivative instruments and the cumulative effect of accounting change related to derivative instruments, shareholders' equity increased $158.4 million. This increase was the net result of increases of $421.0 million from net income, $67.6 million from the issuance of common stock related to benefit plans and $230.0 million from the settlement of LNC stock purchase contracts issued in conjunction with the FELINES PRIDES financing, partially offset by decreases of $369.5 million for the repurchase of common shares, $15.0 million for the cumulative foreign currency translation adjustment, $171.9 million for the declaration of dividends to shareholders and $3.8 million for the cancellation of shares related to the acquisition of subsidiaries.

As of September 30, 2001, LNC's senior debt ratings were Moody's at A3 ("Upper Medium Grade"), Standard and Poor's at A- ("Strong"), Fitch at A+ ("Strong") and A.M. Best at a ("Strong"), and LNC's commercial paper ratings included Moody's at P-2 ("Strong"), Standard and Poor's at A-2 ("Satisfactory") and Fitch at F-1 ("Very Strong"). In October of 2000, Moody's downgraded LNC's senior debt from A2 ("Upper Medium Grade") to A3 ("Upper Medium Grade") and LNC's commercial paper from P-1 ("Superior") to P-2 ("Strong"). Although there are less investors for A-2/P-2 commercial paper, through September 30, 2001, liquidity has not been adversely impacted as a result of the downgrade. LNC can draw upon alternative short-term borrowing facilities such as revolving lines of bank credit.

Based on historical trends, management expected the short-term borrowing rate on the issuance of commercial paper to increase approximately 0.20% per annum as a result of the downgrade by Moody's. From late December 2000 through early January 2001, and again immediately following the events of September 11, 2001, LNC experienced periods of greater volatility in commercial paper borrowing rates as an A-2/P-2 issuer with the spread above A-1/P-1 rates ranging from 0.25% to 0.50%.

As of September 30, 2001, Lincoln National (UK) PLC's commercial paper ratings were Standard and Poor's at A-2 ("Satisfactory") and Moody's at P-2 ("Strong"). In March of 2001, Standard and Poor's affirmed Lincoln National (UK) PLC's commercial paper rating at A-2. In October of 2000, Moody's downgraded Lincoln National (UK) PLC from P-1 ("Superior") to P-2 ("Strong"). From late December 2000 through early January 2001, Lincoln National (UK) PLC experienced periods of greater volatility in commercial paper borrowing rates as an A-2/P-2 issuer. After the events of September 11, 2001, the European Commerial Paper ("ECP") market contracted, but in late October 2001 the markets began to normalize. During the time of the market contraction, Lincoln National (UK) PLC was able to draw upon alternative borrowing facilities in the form of bank loans. This form of short-term borrowing causes an increase in the borrowing rate of approximately 0.15% per annum. However, this is likely to be countered by a decrease in interest rates, effectively lowering the overall cost of borrowing.

Contingencies

See Note 5 to the consolidated financial statements for information regarding contingencies

Item 3  Quantitative and Qualitative Disclosure of Market Risk

LNC provided a discussion of its market risk in its 2000 Annual Report. This discussion was included on pages 62 through 69 of the Annual Report and was incorporated by reference to Item 7A, Part II of LNC's Form 10-K for the year ended December 31, 2000. As noted previously, LNC adopted FAS 133, "Accounting for Derivative Instruments and Hedging Activities" on January 1, 2001. During the first nine months of 2001, there was no substantive change to LNC's market risk. The following is a discussion of changes to LNC's derivative positions.

Derivatives
As discussed in Note 7 to the consolidated financial statements for the year ended December 31, 2000 (see pages 100 through 102 of LNC's 2000 Annual Report which were incorporated by reference to Item 8 of LNC's Form 10-K for the year ended December 31, 2000), LNC has entered into derivative transactions to reduce its exposure to fluctuations in interest rates, the widening of bond yield spreads over comparable maturity U.S. Government obligations, credit risk, foreign exchange risk and fluctuations in the S&P 500 index. In addition, LNC is subject to risks associated with changes in the value of its derivatives; however, such changes in value are generally offset by changes in the value of the items being hedged by such contracts. Modifications to LNC's derivative strategy are initiated periodically upon review of the Company's overall risk assessment. During the first nine months of 2001, the more significant changes in LNC's derivative positions are as follows:

1. Decreased its use of interest rate cap agreements that are used to hedge its annuity business from the effect of fluctuating interest rates from 1.6 billion notional to 1.3 billion notional. The decrease in notional is a result of expirations and resulted in a recognized loss of $0.03 million.

2. Decreased its use of interest rate swaps hedging variable rate bonds by 51.7 million notional, resulting in a total notional of 345.0 million. These interest rate swap agreements convert floating rate bond coupon payments into a fixed rate of return. Of the 51.7 million notional decrease, 7.0 million notional was terminated resulting in a recognized gain of $0.2 million and 44.7 million notional expired. No gain or loss was recognized as a result of the expirations. LNC also decreased its use of forward starting interest rate swaps to hedge the forecasted purchase of assets by 311.5 million notional, resulting in no remaining notional. These terminations resulted in a $36.0 million gain recorded in Other Comprehensive Income under FAS 133. The gain will be recognized in income over the life of the purchased assets. These swap agreements protect LNC from falling interest rates.

3. Increased its use of foreign currency swaps from 37.5 million notional to 114.3 million notional. New swaps in the amount of 80.9 million notional were entered into during the first nine months of 2001. A total of 4.1 million notional was terminated, resulting in a $0.8 million gain. These foreign currency swap agreements are part of a hedging strategy. LNC owns various foreign issue securities. Interest payments from these securities are received in a foreign currency and then swapped into U.S. dollars.

4. Entered into foreign exchange forward contracts in the amount of
356.4 million notional that are hedging LNC's exposure to currency fluctuation associated with its issuance of non-Sterling commercial paper in Europe. A total of 411.0 million notional was terminated resulting in no gain or loss.

5. Increased its use of S&P 500 index call options from 183.3 million notional to 213.2 million notional. New options in the amount of 107.3 million notional were entered into during the first nine months of 2001. A total of 77.4 million notional was terminated, resulting in a $4.2 million loss. These call options continue to offset LNC's increased liabilities resulting from certain reinsurance agreements which guarantee payment for a specified portion of the appreciation of the S&P 500 index on certain underlying annuity products.

6. Entered into an additional 0.5 million call options on an equal number of shares of LNC stock, resulting in a total of 1.1 million call options on an equal number of shares of LNC stock. A total of 0.03 million call options were terminated, resulting in a $0.4 million gain. These call options are hedging the expected increase in liabilities arising from stock appreciation rights granted on LNC stock. Additional stock appreciation rights were granted to LNC agents during the first quarter 2001.

7. Entered into total return swaps in the amount of 190.0 million notional. These total return swaps are hedging interest rate and spread risk resulting from the forecasted sale of assets in a securitization of certain LNC mortgage loans. The gains (losses) resulting from the swap agreements will be recorded in Other Comprehensive Income ("OCI"). The gains (losses) will be reclassified from Accumulated OCI to net income once the assets are sold. Existing total return swaps are expected to be terminated within the fourth quarter of 2001 in conjunction with the forecasted asset sale.

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

12 Historical Ratio of Earnings to Fixed Charges

(b) Financial Report for the quarter ended June 30, 2001, as filed with the Securities and Exchange Commission on Form 8-K on July 26, 2001. Press Release as of July 29, 2001, as filed with the Securities and Exchange Commission on Form 8-K on July 30, 2001. Stock and Asset Purchase Agreement dated July 27, 2001, as filed with the Securities and Exchange Commission on Form 8-K on August 1, 2001. Financial Report for the quarter ended June 30, 2001, as filed with the Securities and Exchange Commission on Form 8-K on August 31, 2001.

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

LINCOLN NATIONAL CORPORATION

By /S/ Richard C. Vaughan
   ----------------------
Richard C. Vaughan,
Executive Vice President and
Chief Financial Officer

By /S/ Casey J. Trumble
   ----------------------
Casey J. Trumble,
Senior Vice President and Chief Accounting Officer

Date   November 6, 2001
    -------------------


LINCOLN NATIONAL CORPORATION

Exhibit Index for the Report on Form 10-Q for the Quarter Ended September 30, 2001

Exhibit Number      Description                                Page Number
--------------      -----------                                -----------
12                  Historical Ratio of Earnings to
                    Fixed Charges                                   44