Form 10-K
period 2001-12-31
LINCOLN NATIONAL CORP
filed 2002-03-18
CIK 59558

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549

                                 FORM 10-K

   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                ACT OF 1934

For the fiscal year ended December 31, 2001      Commission File Number 1-6028

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
Common Stock                                                        New York, Chicago and Pacific
Common Share Purchase Rights                                        New York, Chicago and Pacific
$3.00 Cumulative Convertible Preferred Stock, Series A              New York and Chicago
8.35% Trust Originated Preferred Securities, Series B* **           New York
7.40% Trust Originated Preferred Securities, Series C*              New York
5.67% Trust Originated Preferred Securities, Series D*              New York, Chicago and Pacific
7.65% Trust Preferred Securities, Series E*                         New York

 * Issued by Lincoln National Capital II, Lincoln National Capital III, Lincoln National Capital IV and Lincoln National Capital V, respectively. Payments of distributions and payments on liquidation or redemption are guaranteed by Lincoln National Corporation.

** Redeemed on January 7, 2002.

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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]

As of March 1, 2002, 187,585,451 shares of common stock were outstanding. The aggregate market value of such shares (based upon the closing price of these shares on the New York Stock Exchange) held by non-affiliates was approximately $9,726,306,000.

Select information from the registrant's 2001 Annual Report to Shareholders has been incorporated by reference into Part II of this Form 10-K. Select materials from the Proxy Statement for the Annual Meeting of Shareholders, scheduled for May 9, 2002 have been incorporated by reference into Part III of this Form 10-K.

The exhibit index to this report is located on page 27.

                   Lincoln National Corporation

                       Table of Contents
Item                                                             Page
----                                                             ----
PART I

1. Business
A. Business Overview                                              3
B. Description of Business Segments:
   1. Annuities                                                   5
   2. Life Insurance                                              9
   3. Investment Management                                      10
   4. Lincoln UK                                                 11
C. Other Matters:
   1. Regulatory                                                 12
   2. Miscellaneous                                              12

2. Properties                                                    13

3. Legal Proceedings                                             13

4. Submission of Matters to a Vote of Security Holders           13

PART II

5. Market for Registrant's Common Equity and
   Related Stockholder Matters                                   13

6. Selected Financial Data                                       13

7. Management's Discussion and Analysis                          13

7A. Quantitative and Qualitative Disclosures About Market Risk   13

8. Financial Statements and Supplementary Data                   13

9. Changes in and Disagreements with Accountants on Accounting
   and Financial Disclosures                                     13

PART III

10. Directors and Executive Officers of the Registrant           14

11. Executive Compensation                                       14

12. Security Ownership of Certain Beneficial
    Owners and Management                                        14

13. Certain Relationships and Related Transactions               15

PART IV

14. Exhibits, Financial Statement Schedules
    and Reports on Form 8-K                                      15

Index to Exhibits                                                27

Signatures                                                       28

PART I

Item 1. Business
------------------------------------------------------------------------
A. Business Overview

Lincoln National Corporation ("LNC") is a holding company. Through subsidiary companies, LNC operates multiple insurance and investment management businesses. The collective group of companies uses "Lincoln Financial Group" as its marketing identity. Based on assets, LNC is the 34th largest U.S. Corporation (2000 Fortune 500, Largest U.S. Corporations, April 2001). Operations are divided into four business segments: 1) Annuities (effective March 7, 2002, this segment will be known as Lincoln Retirement), 2) Life Insurance, 3) Investment Management and 4) Lincoln UK. Over the past five years, segments have been redefined as follows. Prior to 1997, LNC had a Property-Casualty segment. This segment was sold in 1997 and the related segment information was reclassified to discontinued operations. The Lincoln UK segment, which was added in 1997, was included in the Life Insurance and Annuities segment prior to the adoption of Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information." During the first quarter of 2000, changes to the structure of LNC's internal organization resulted in the creation of a separate Annuities segment and a separate Life Insurance segment. In the first quarter of 2001, LNC established a new wholesaling distribution organization, Lincoln Financial Distributors ("LFD"), to focus on the changing business needs of financial intermediaries. LFD's results are reported within Other Operations. Previously, LNC's wholesaling efforts were conducted separately within the Annuities, Life Insurance and Investment Management segments. Prior to the fourth quarter of 2001, LNC had a Reinsurance segment. LNC's reinsurance operations were acquired by Swiss Re on December 7, 2001 and the related segment information prior to the close of this transaction was moved to Other Operations.

Revenues, pre-tax income and assets for LNC's major business segments and other operations are shown in this Form 10-K report as part of the consolidated financial statements (see Note 9 to the consolidated financial statements as set forth in LNC's 2001 Annual Report to Shareholders which is incorporated by reference to Item 8 of this Form 10-K). The LNC "Other Operations" category includes the financial data for operations that are not directly related to the business segments, unallocated corporate items (such as, corporate investment income and interest expense on short-term and long-term borrowings), the operations of Lincoln Financial Advisors ("LFA") and LFD, and the historical results of the former Reinsurance segment along with the ongoing amortization of deferred gain on the indemnity reinsurance portion of the transaction with Swiss Re (for further discussion of the transaction with Swiss Re, refer to Acquisitions, Divestitures and Discontinued Lines of Business below).

Although one of the subsidiaries held by LNC was formed in 1905, LNC itself was formed in 1968. LNC is an Indiana corporation that maintains its principal offices at 1500 Market Street, Suite 3900, Philadelphia, Pennsylvania 19102-2112. As of December 31, 2001, there were 66 persons engaged in the governance of the LNC holding company. Total employment of Lincoln National Corporation at December 31, 2001 on a consolidated basis was 6,780. Of this total, approximately 2,380 employees are included in "Other Operations" related primarily to the operations of LFA and LFD.

The primary operating subsidiaries that comprise LNC are Lincoln
National Life Insurance Company ("LNL"); First Penn-Pacific Life
Insurance Company ("First Penn"); Lincoln Life & Annuity Company of New York ("Lincoln Life New York"), Delaware Management Holdings, Inc. ("Delaware"), Lincoln National (UK) plc, LFA and LFD.

LNL is an Indiana corporation with its annuities operations headquartered in Fort Wayne, Indiana and its life insurance operations headquartered in Hartford, Connecticut. LNL is the 8th largest U.S. stockholder-owned life insurance company, based on revenues (2000 Fortune Rankings of Largest Life Insurance Companies by Revenues, April
2001) and the 5th largest life insurer in the U.S. when measured by total life insurance in-force (Best's Review, August 2001). The primary operations of LNL are reported in the Annuities and Life Insurance segments. LNL also has operations that are reported in the Investment Management segment and the results of LNL's reinsurance operations acquired by Swiss Re via an indemnity reinsurance transaction are reported in Other Operations.

First Penn is an Indiana corporation headquartered in Schaumburg, Illinois. First Penn offers universal life, term life and deferred fixed annuity products for distribution in most states of the United States. Through the end of 2000, all of the operations of First Penn were reported in the Life Insurance segment. Beginning in the first quarter of 2001, the reporting of First Penn's annuities business was moved from the Life Insurance segment into the Annuities segment.

Lincoln Life New York is a New York company headquartered in Syracuse, New York. Lincoln Life New York offers fixed annuities, variable annuities, universal life, variable universal life, term life and other individual life insurance products within the state of New York utilizing the distribution networks described below under Distribution of Products. The operations of Lincoln Life New York are reported in the Annuities and Life Insurance segments.

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

During 2001, Swiss Re acquired LNC's reinsurance operation for $2.0 billion. In addition, LNC retained the capital supporting the reinsurance operation. After giving affect to the increased levels of capital needed within the Life Insurance and Annuity segments that result from the change in the ongoing mix of business under LNC's internal capital allocation models, the disposition of LNC's reinsurance operation has freed-up approximately $100 million of capital. The transaction structure involved a series of indemnity reinsurance transactions combined with the sale of certain stock companies that comprised LNC's reinsurance operation. An immediate gain of $15.0 million after-tax was recognized on the sale of the stock companies.

Under the indemnity reinsurance agreements, Swiss Re reinsured certain liabilities and obligations of LNC. Because LNC is not relieved of its legal liability to the ceding companies, in accordance with Statement of Financial Accounting Standards No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts" ("FAS 113"), the liabilities and obligations associated with the reinsured contracts remain on the consolidated balance sheets of LNC with a corresponding reinsurance receivable from Swiss Re.

A gain of $723.1 million ($1.1 billion pre-tax) was generated under the indemnity reinsurance agreements. This gain was recorded as a deferred gain on LNC's consolidated balance sheet in accordance with the requirements of FAS 113 and is being amortized into earnings at the rate that earnings on the reinsured business are expected to emerge, over a period of seven to 15 years on a declining basis. During 2001, LNC recognized in Other Operations $5.0 million ($7.9 million pre-tax) of deferred gain amortization. In addition, LNC recognized $7.9 million ($12.5 million pre-tax) of accelerated deferred gain amortization relating to the fact that certain Canadian indemnity reinsurance contracts were novated after the sale, but prior to year-end.

During 2000, LNC transferred Lincoln UK's sales force to Inter-Alliance Group PLC. Concurrent with the announcement of this transfer, LNC also ceased writing new business in the United Kingdom ("UK") through direct distribution. These actions followed a strategic review of the Lincoln UK segment in late 1999, where LNC concluded that trends in the UK insurance market including the unfavorable regulatory environment raised significant concerns regarding the ongoing fit of the Lincoln UK segment within LNC's overall strategic plans. While these actions have changed the focus of Lincoln UK's business to maintaining the in-force policies, it is not closed to new business and continues to sell some new products.

During 1999, as a result of a comprehensive review of the group markets business in the former Reinsurance segment, LNC discontinued writing new HMO excess-of-loss and group carrier medical reinsurance programs. LNC also purchased Alden Risk Management Services, an employer stop-loss business, for $41.5 million in cash. In another 1999 Reinsurance segment transaction, LNC transferred a block of disability income business to MetLife under an indemnity reinsurance agreement. LNC transferred $490.4 million of cash to Metlife representing the statutory reserves on the block, net of $18.5 million of purchase price consideration. In accordance with the accounting rules for indemnity reinsurance transactions, at December 31, 2001, a deferred gain of $64.8 million related to this transaction is included in the overall deferred gain associated with the acquisition of the reinsurance operations by Swiss Re and is being amortized at the rate that earnings are expected to emerge on this reinsured business.

Distribution of Products

LNC has an extensive distribution network for the sale of fixed annuities, variable annuities, universal life insurance, variable universal life insurance, term life insurance, other individual insurance coverages, retail mutual funds, 401(k) products and managed account products. LNC's distribution strategy reflects a marketplace where consumers increasingly want to do business on their own terms. LNC's network consists of internally owned wholesaling and retailing business units: LFD and LFA, respectively, as well as distribution for annuities through alliances with third parties including American Funds Distributors ("AFD"), SEI, and Wells Fargo. LFD, headquartered in Philadelphia, Pennsylvania, consists of approximately 250 internal and external wholesalers organized to penetrate multiple channels including the Wirehouse/Regional channel, the Independent Financial Planner channel, the Marketing General Agent channel and the Financial Institutions channel. Through its relationships with a large number of financial intermediaries, LFD has access to approximately 7,500 insurance brokers, 14,000 bank agents, 50,000 stockbrokers and 53,000 financial planners including LFA.

LFA is a retail broker/dealer and financial planning firm that offers a full range of financial and estate planning services. LFA and its consolidated affiliate, Sagemark, offer access to annuities, 401(k) plans, pensions, universal and variable universal life insurance and other wealth accumulation and protection products and services, and is a preferred distributor of LNC retail products. LFA and Sagemark are headquartered in Hartford, Connecticut and consist of nearly 2,200 planners in 39 offices across the United States.

Institutional investment products managed in the Investment Management segment including large case 401(k) plans which are marketed by a separate sales force in conjunction with pension consultants. These products are offered to defined benefit and defined contribution plan sponsors, endowments, foundations and insurance companies.

National Branding Campaign

During 2001, Lincoln Financial Group ("LFG"), the marketing name for LNC and its affiliates, continued building its brand on a national basis through an integrated package of national magazine, television and Internet advertising, sponsorships of major sporting events, educational partnerships, public relations and promotional events. National studies conducted by LNC indicate significant increases in consumer awareness of and familiarity with Lincoln Financial Group. This is especially true among LNC's primary target audience, the affluent, and an important sub-target, the super-affluent. The affluent market is defined as U.S. households having at least $500,000 of investable net worth, with the super affluent having at least $1 million. Nearly 70% of adults aged 35-64 saw an LFG advertisement 5 or times during 2001. Based on a May 2001 national consumer tracking study, awareness of LFG is up 41% since advertising began in late 1998.

In 2001, LFG began a new advertising campaign to build awareness and familiarize key intermediary audiences of bank representatives, financial planners, insurance brokers and wirehouse/regional stockbrokers about its broad range of products and services. Nine of ten intermediaries have heard of the company and awareness of the new advertising campaign increased significantly by the end of 2001. A new website was launched during August 2001 (www.LFG.com) which presents the various capabilities of the company in a clear yet more comprehensive way.

B. Description of Business Segments

1. Annuities

The Annuities segment (effective March 7, 2002, this segment will be known as Lincoln Retirement), headquartered in Fort Wayne, Indiana, with additional operations in Portland, Maine and Schaumburg, Illinois, provides tax-deferred investment growth and lifetime income opportunities for its clients through the manufacture and sale of fixed and variable annuities. There are two lines of business within this segment, individual annuities and employer-sponsored markets. Both lines of business offer fixed annuity and variable annuity products.

The individual annuities line of business targets individuals to purchase non-qualified and qualified fixed and variable annuities as tax-deferred accumulation vehicles that can ultimately provide income flow for life in retirement. Annuities are attractive, because they provide tax-deferred growth in the underlying principal, thereby deferring the tax consequences of the growth in value until withdrawals are made from the accumulation values, often at lower tax rates occurring during retirement. In addition to favorable tax treatment, annuities are unique in that retirees can select a variety of payout alternatives to help provide an income flow during life. The individual annuities market is a growth market that has seen an increase in competition along with new product types and promotion.

The employer-sponsored line of business markets fixed and variable annuities along with a mutual fund based product to public sector employees including school teachers and health care providers for use in retirement plans under Sections 403(b) and 457 of the Internal Revenue Code (the "Code") and also markets to private sector companies for use in retirement plans under Section 401(k) of the Code. The employer-sponsored market is a relatively mature market in which LNC's primary competitors are mutual fund companies. Of the Annuities segment's employer-sponsored market account values, 95% are made up of public sector accounts.

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

The strong equity markets and low interest rate environment experienced through the first quarter of 2000 contributed to fixed annuities being replaced by variable annuities as the annuity of choice for retirement planning. In 2001, even with the historically low interest rate environment, fixed annuities have taken on increased importance due to sustained volatility of the equity markets that began in the second quarter of 2000. LNC primarily distributes fixed annuities through the Financial Institutions channel and to a lesser extent in the Independent Financial Planner and Wirehouse/Regional channels. LNC's fixed annuity sales in 2001 were bolstered by new product offerings including the Lincoln ChoicePlusSM Fixed Annuity and the StepFive(registered trademark) Fixed Annuity. The guarantees of the StepFive Fixed Annuity have been especially well-received in the Financial Institutions channel. The market value adjusted ("MVA") feature of the Lincoln ChoicePlus Fixed Annuity is expected to be more attractive in the Wirehouse/Regional channel during a volatile interest rate environment. This feature increases or decreases the cash surrender value of the annuity based on a decrease or increase in interest rates. Contractholders participate in gains when the contract is surrendered in a falling interest rate market, and LNC is protected from losses up to a cap when the contract is surrendered in a rising interest rate market.

Variable Annuity: A variable annuity provides the contractholder the ability to direct the investment of deposits into one or more sub-accounts offered by the product. The value of the contractholder's account varies with the performance of the underlying sub-accounts chosen by the contractholder. The underlying assets of the sub-accounts of the separate account are managed within a special insurance series of mutual funds. Because the contractholder's return is tied to the performance of the segregated assets underlying the variable annuity, the contractholder bears the investment risk associated with these investments. LNC charges the contractholder insurance and administrative fees based upon the value of the variable contract.

The separate account choices for LNC's variable annuities cover diverse asset classes with varying levels of risk and include both equity funds and fixed income funds. The Individual and Group Multi-Fund(registered trademark) Variable Annuity product line offers 33 fund choices from 13 well known advisors: Alliance Capital(registered trademark), American Fund Insurance Series(Service Mark), Baron Capital Funds, Delaware Investments, Delaware Lincoln Investment Advisers, Deutsche Asset Management, Fidelity Investments(registered trademark), Goldman Sachs, Janus, MFS Investment Management, Neuberger Berman Management Inc., Putnam Investments, Inc. and Vantage Investment Advisers. LNC's Lincoln Choice Plus(Service Mark) Variable Annuity, an individual multi-manager product line, has arguably the best fund line up with up to 44 offerings from AIM(registered trademark), Alliance Capital(registered trademark) , American Funds Insurance Series(Service Mark), Delaware Investments, Delaware Lincoln Investment Advisers, Deutsche Asset Management, Fidelity Investments(registered trademark) , Franklin(registered trademark), Liberty Funds Distributor, Inc., MFS Investment Management(registered trademark) and Templeton(registered trademark). LNC's American Legacy Variable Annuity, a premier single manager individual and group variable annuity product line, offers 13 mutual fund choices from American Funds Insurance Series(Service Mark). American Funds is the 3rd largest mutual fund company for 2001 based on assets under management. LNC's alliance with SEI, the number one provider of wrap accounts in America (Cerulli Associates), has yielded the SEI Individual Variable Annuity product line, which offers 11 SEI mutual fund choices from the SEI Insurance Products Trust as investment options. LNC's Alliance Program, which is for the employer-sponsored market, has over 2000 mutual fund choices plus a fixed account. This product is customized for each employer.

Most of LNC's variable annuity products also offer the choice of a fixed option that provides for guaranteed interest credited to the account value. In addition, many of LNC's individual variable annuities feature minimum guaranteed death benefits. These minimum guaranteed death benefits include either guaranteed return of premium, the highest account value attained on any policy anniversary through attained age 80 (i.e., high water mark), or a 5% annual step up of the account value depending on the specific terms of the contract.

LNC earns mortality assessments and expense assessments on variable annuity accounts to cover insurance and administrative charges. These expenses are built into accumulation unit values, which when multiplied by the number of units owned for any sub-account equals the contractholder's account value for that sub-account. Some products feature decreasing fee schedules based on account value break points. The fees that LNC earns from these policies are classified as insurance fees on the income statement. In addition, for some contracts, LNC collects surrender charges when contractholders surrender their contracts during the early years of a contract. For other contracts, LNC collects surrender charges when contractholders surrender their contracts during a number of years subsequent to each deposit. LNC's individual variable annuity products have a maximum surrender period of ten years. The assets that support variable annuities are included in the assets held in separate accounts balance and the related liabilities for the current account values are included in the liabilities related to separate accounts balance.

In 2001, LNC continued the product momentum established in the year 2000 when it introduced more new variable annuity products than it did in the preceding five years. During 2001, LNC began offering L-shares in several product lines including the ChoicePlus II, American Legacy III and the new Wells Fargo product line which also offers B and C-shares. LNC now offers through most of its variable annuity product lines, A-share, B-share, C-share, L-share and bonus variable annuities. The differences in A, B, C and L-shares relate to the sales charge and fee structure associated with the contract. An A-share has a front-end sales charge. A B-share has a contingent deferred sales charge that is only paid if the account is surrendered or withdrawals are in excess of contractual free withdrawals within the contract's specified surrender charge period. A C-share has no front-end sales charge or back-end surrender charge. Like a B-share, an L-share has a contingent deferred sales charge that is only paid if the account is surrendered or withdrawals are in excess of contractual free withdrawals within the contract's specified surrender charge period. The differences between the L-share and B-share are the length of the surrender charge period and the fee structure. L-shares have a shorter surrender charge period, so for the added liquidity, mortality and expense assessments are higher.

A bonus annuity is a variable annuity contract, which offers a bonus credit to a contract based on a specified percentage (typically ranging from 2% to 5%) of each deposit. Bonus products, in general, have come under increased scrutiny due to concerns with whether they have been properly designed and sold with the contractholders' interests in mind. The concern is that the higher expenses and extended surrender charge periods that are often associated with bonus annuities may not be adequately understood by contractholders. In developing bonus annuity products for its Lincoln ChoicePlus and American Legacy variable annuities, LNC has attempted to address these concerns, while at the same time designing products that are competitive in the marketplace. A key competitive feature of LNC's bonus annuity that is attractive to long-term contractholders is the persistency credit. This feature rewards a contractholder with a bonus credit of 20 basis points per annum after maintaining an account for 14 years. In addition, a 30 basis point per annum persistency credit is offered on LNC's L-share products after a contractholder maintains an account for eight years.

In addition to new product offerings in 2001, LNC introduced a new and innovative product feature, the Income4Life(Service Mark) Solution. LNC will also introduce in the first quarter of 2002 the Accumulated Benefit Enhancement ("ABE") rider. Both innovations have patents pending. The Income4Life Solution allows variable annuity contractholders access and control during the income distribution phase of their contract. This added flexibility allows the contractholder to access the account value for transfers, additional withdrawals and other service features like portfolio rebalancing. The ABE rider lets clients transfer their balances to LNC variable annuity products and retain the death benefit of their prior variable annuity. Unlike bonus products, which require longer surrender penalties and increased mortality and expense assessments, this rider is available on all share classes of most LNC variable annuity product lines with no additional charge.

According to Variable Annuity Research and Data Services ("VARDS"), LNC's American Legacy III Variable Annuity ranked number three out of 135 variable annuities for asset-weighted performance for the three-year period ended December 31, 2001. Challenging equity markets like 2001 may prompt contractholders of competitors' variable annuities to consider better-performing LNC variable annuities. The ABE feature allows contractholders who choose to do so to make the transition without having to give up their existing death benefit.

In 2001, LNC introduced the ChoicePlus II(Service Mark) Elite Series of Funds(Service Mark). This common fund lineup crosses LNC's variable annuity, variable life insurance, and 401(k) business lines, making it easier for financial advisors to do business with LNC. It also allows LNC to deepen its relationship with fewer fund families and reduce administrative expenses.

Also in 2001, LNC enhanced American Legacy and Multi-Fund variable annuities through new fund additions. LNC introduced the new
Multi-Fund(registered trademark) 5 Variable Annuity with four option packages.

LNC also introduced the Estate Enhancement Benefit feature on its individual variable annuities. This is designed to help beneficiaries offset the impact of taxes on appreciated value. This new optional feature integrates the other death benefits provided with a new death benefit based on earnings in the contract.

Distribution

Fixed annuity products as well as the Lincoln ChoicePlus Variable Annuity product line are distributed by LFD and LFA. LFA also distributes the Multi-Fund(registered trademark) Variable Annuity product line and Alliance Program. Three other manufactured variable annuity product lines, the American Legacy Variable Annuity, SEI Variable Annuity and Wells Fargo Variable Annuity are distributed by American Funds Distributors ("AFD"), SEI and LFD, respectively. In addition, LFA, as a client of AFD and SEI in the Independent Planner channel, distributes both the American Legacy Variable Annuity and SEI Variable Annuity product lines.

Market Position

Capitalizing on a broad product portfolio and a strong and diverse distribution network, LNC is a leader in both the individual and employer-sponsored annuity markets. According to VARDS, LNC ranks 4th in assets as of December 31, 2001 and 9th in variable annuity sales in the United States for the year ended December 31, 2001. Although fixed annuity sales did not gain momentum until the second quarter of 2001, LNC ranked 9th in fixed annuity sales through financial institutions for 2001 and 4th for the fourth quarter of 2001 (Kenneth Kehrer Associates Fixed Annuity Sales Through Financial Institutions Rankings for 2001).

LNC was an early entrant into the fixed and variable annuity business and as such has a mature book of business with many contracts that are out of the surrender charge period. As a result, LNC, as well as other seasoned industry participants, have been vulnerable to what are referred to as Section 1035 exchanges, named after the Internal Revenue Code Section that governs these exchanges. In 1035 exchanges, contractholders surrender their LNC annuity and make a non-taxable transfer to another insurance company's non-qualified annuity. Over the last year, however, LNC's lapse rate has improved dramatically from approximately 12% in 2000 to below 10% in 2001. The overall improvement in lapses along with sales of fixed annuities were the chief contributors to LNC's return to positive net cash flows in the second half of 2001. Heightened scrutiny by regulators of tax-free 1035 exchanges appears to be reducing the frequency of such exchanges on an industry-wide basis. In addition, LNC initiated targeted conservation efforts on both the fixed and variable annuity product lines to reduce lapses. Finally, overall market conditions contributed to the overall improvement in retention. Contractholders whose variable annuity contracts have guaranteed minimum death benefits that are in the money due to equity market declines are less likely to transfer from these contracts. To sustain and further improve overall retention levels, LNC is continuing to utilize targeted conservation efforts and is exploring other retention initiatives. In addition, LNC believes that maintaining a strong and balanced portfolio of fixed and variable annuities helps generate positive net cash flows in any economic environment.

Approximately 1,390 employees are involved in this business segment.

2. Life Insurance

The Life Insurance business segment, headquartered in Hartford, Connecticut, with additional operations in Schaumburg, Illinois (First
Penn), focuses on the creation and protection of wealth for its clients through the manufacture and sale of life insurance products. The Hartford operation offers both single and survivorship versions of universal life ("UL"), variable universal life ("VUL"), and interest-sensitive whole life ("ISWL"), as well as corporate owned life insurance ("COLI") and term insurance. This operation targets the affluent market, defined as households with at least $500,000 of investable net worth. Two key measures of the effectiveness of meeting the needs of this market include average face amount of policies sold, which was $1.2 million for the year ended December 31, 2001, and average premiums paid per policy sold, which were approximately $23,000 for the same period.

Additional offerings through its First Penn operations include term life, linked-benefit life, universal life and variable universal life insurance products. Since its entry into the term insurance market in 1995, First Penn has emerged as a recognized leader in service and product development. First Penn is also a leader in the linked-benefit product category. The linked-benefit product is a universal life insurance policy linked with an accelerated benefits rider that provides a benefit for long-term care needs.

Products

The Life Insurance segment's book of business includes interest/market-sensitive products (UL, VUL, ISWL, COLI) and traditional life products (term and whole life). Profitability is driven by mortality margins (defined below), investment margins (spreads/fees), expenses and surrender fees.

Mortality margins represent the difference between amounts charged the customer to cover the mortality risk and the death benefits paid. Mortality charges are either specifically deducted from the contractholder's fund (i.e. cost of insurance assessments or "COIs") or embedded in the premiums charged to the customer. In either case, these amounts are a function of the rates priced into the product and level of insurance in-force (less reserves previously set aside to fund benefits). Insurance in-force, in turn, is driven by sales, persistency and mortality experience.

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

Corporate Owned Life Insurance ("COLI"): COLI is typically purchased by corporations funding non-qualified benefit plans. These include 401(k) excess - voluntary deferrals of executive salary and/or bonus in excess of 401(k) limits and Supplemental Executive Retirement Plans (SERP's) in a variety of forms, paid for with corporate funds. LNC's COLI product line has been enhanced and is now in the top tier of a very competitive segment of the life insurance business.

Term Life Insurance: Term life insurance provides a death benefit without a cash accumulation balance. Policy premiums are generally paid annually.

Distribution

Distribution of the Life Insurance segment's products currently occurs through the internally owned wholesaling arm, LFD, as well as the internally owned3 retail sales arm, LFA. Both channels have an industry-wide reputation of being highly skilled in the development of financial and estate planning solutions for the affluent market.

Market Position

LNC is a leading provider of life insurance products designed specifically for the high net-worth and affluent markets. Product breadth, design innovation, competitiveness and speed to market all contribute to the strength of LNC's life insurance operations. Averaging eight new products and features per year since 1998, including three new VUL and UL products and 4 new riders in 2001, the segment is successful at meeting changing needs when market trends shift.

In 2000, LNL was ranked 5th largest life insurer in the U.S. when measured by total life insurance in-force (Best's Review, August 2001). LNC's current market leadership position is a result of the breadth and quality of its product portfolio along with its commitment to exceptional customer service, its extensive distribution network and the growth opportunity offered by its target market, the affluent.

Approximately 890 employees are involved in this business segment.

3. Investment Management

The Investment Management segment, which is headquartered in Philadelphia, Pennsylvania with offices in Fort Wayne, London, Denver, and New York, provides investment products and services to both individual and institutional investors. The primary companies within this business segment include Lincoln National Investments, Inc. ("LNI"), Lincoln National Investment Companies, Inc. ("LNIC"), and Delaware Management Holdings, Inc. ("Delaware"). LNI and LNIC are intermediate level holding companies that own the operating companies within this segment. The operating subsidiaries within Delaware offer a broad line of mutual funds, retirement plan services and other investment products including managed accounts to their retail investors and also offer investment advisory services to their institutional clients which include pension funds, foundations, endowment funds and trusts. Delaware serves as investment advisor to 274 institutional accounts; acts as investment manager and/or shareholder services agent for 98 open-end funds; and serves as investment manager for 10 closed-end funds. The Investment Management segment also provides investment advisory services for certain insurance and corporate portfolios of LNC.

In 1999, the Investment Management segment was reorganized as follows:
1) LNC's internal investment advisor, Lincoln Investment Management, was moved from Other Operations to this segment and 2) Lincoln Life's 401(k) business was moved from the former Life Insurance and Annuities segment to this segment.

Products

The Investment Management segment provides an array of products for a range of investors. Products include domestic and international equity and fixed-income retail mutual funds, separate accounts, institutional mutual funds, managed accounts, and retirement plans and services, as well as administration services for these products.

For the individual investor, Delaware offers various products including mutual funds and managed accounts. Delaware also provides investment management and account administration services for variable annuity products. Delaware offers alternative pricing schemes for mutual funds including traditional front-end load funds, back-end load funds, and level-load funds. Variable annuity products provide the contractholder the ability to direct the investment of deposits into one or more funds offered by the product. The Institutional Class shares of the mutual funds are also available to institutional clients and retirement plan participants (such as defined contribution plans). Delaware also provides investment services to high net worth and small institutional investor markets through managed accounts. A managed account is provided to individual investors through relationships with broker-dealer sponsored programs.

Delaware offers various retirement plans and services, including 401(k) plans. A 401(k) plan allows employees to divert a portion of their salary to a company-sponsored tax-sheltered account, thus deferring taxes until retirement. These plans offer several investing options such as equity and fixed income products. In 2002, Delaware plans to enter the 529 college savings plan market with the roll-out of 529 programs for the state of Hawaii and the Commonwealth of Pennsylvania, which were awarded to Delaware in 2001, but remain subject to contract negotiations.

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

The portfolios of the Delaware Pooled Trust products are no-load mutual funds designed for the institutional investor and high net worth individual. Delaware Pooled Trust includes registered SEC mutual funds managed in styles that are similar to separate account offerings and are best suited for medium-sized institutional investment mandates. Delaware's minimum account size for these vehicles is typically $1 million.

Distribution

The businesses in the Investment Management segment deliver their broad range of products through multiple distribution channels, enabling them to reach an expanding community of retail and institutional investors. Delaware distributes retail mutual funds, managed accounts and retirement products through the LFD distribution network, LFA, and Delaware's direct retirements sales force. Institutional products are marketed primarily by Delaware's institutional marketing group working through pension consultants. These products are also offered to defined benefit and defined contribution plan sponsors, endowments, foundations and insurance companies.

Market Position

Diversity of investment styles, as well as diversity of clients served, are prudent ways to manage risk in varying market environments. Delaware, historically known primarily for a conservative, "value" equity investment style, has evolved over the last few years into an investment manager with strong and diversified offerings across multiple asset classes including value and growth equity investment styles; high-grade, high-yield and municipal fixed-income investment styles; balanced and quantitive investment styles; and international and global equity and fixed income investment styles. In 2000, LNC initiated various actions focused on improving investment performance across all of these assets classes with the ultimate goal of attracting and retaining assets under management. These actions included hiring and retaining the best people and putting the best investment processes in place. Tangible results from these initiatives began to develop in the year 2000 and have continued into 2001 as investment performance improved relative to benchmarks in many retail and institutional asset classes. Although the segment experienced net cash outflows of $0.7 billion in 2001, the overall improvement from the prior year was $6.5 billion. The key contributor to this improvement was retention of assets, primarily in response to the improved investment performance. Institutional inflows increased $0.3 billion while retail sales were down $0.8 billion in what was a difficult sales environment given the weak equity markets which were heightened by the aftermath of September
11. While the Investment Management segment has made measurable progress on the initiatives of investment performance and asset retention, its focus in 2002 is not only to sustain and improve upon those results, but also to bolster sales and improve overall profitability.

Approximately 1,330 employees are involved in this business segment.

3. Lincoln UK

Lincoln UK is headquartered in Barnwood, Gloucester, England, and is licensed to do business throughout the United Kingdom ("UK"). Although Lincoln UK transferred its sales force to Inter-Alliance Group PLC in the third quarter of 2000, it continues to manage, administer and accept new deposits on its current block of business and, as required by UK regulation, accept new business for certain products. Lincoln UK's product portfolio principally consists of unit-linked life and pension products, which are similar to U.S. produced variable life and annuity products.

The closure of the Uxbridge office and related transfer of operations to the Barnwood office were completed in 2001. The number of employees noted below reflects the actual level of staffing for the current business structure.

Approximately 790 employees are involved in this business segment.

C. Other Matters

1. Regulatory

LNC's Annuities, Life Insurance and Lincoln UK business segments, in common with those of other insurance companies, are subject to regulation and supervision by the states, territories and countries in which they are licensed to do business. The laws of these jurisdictions generally establish supervisory agencies with broad administrative powers relative to granting and revoking licenses to transact business, regulating trade practices, licensing agents, prescribing and approving policy forms, regulating premium rates for some lines of business, establishing reserve requirements, regulating competitive matters, prescribing the form and content of financial statements and reports, regulating the type and amount of investments permitted and prescribing minimum levels of capital. The ability to continue an insurance business is dependent upon the maintenance of the licenses in the various jurisdictions. In addition, variable annuities and variable life insurance businesses and products are subject to regulation and supervision by the Securities and Exchange Commission ("SEC") and the National Association of Securities Dealers ("NASD").

LNC's Investment Management segment, in common with other investment management groups, is subject to regulation and supervision by the SEC, NASD, the Investment Management Regulatory Organization ("IMRO"), the Pennsylvania Department of Banking and jurisdictions of the states, territories and foreign countries in which they are licensed to do business.

LFA is subject to regulation and supervision by the SEC and NASD on broker/dealer and registered investment advisor issues.

2. Miscellaneous

LNC's insurance subsidiaries protect themselves against losses greater than the amount they are willing to retain on any one risk or event by purchasing reinsurance from unaffiliated insurance companies (see Note 7 to the consolidated financial statements as set forth in LNC's 2001 Annual Report to shareholders which is incorporated by reference to Item 8 of this Form 10-K).

All businesses LNC is involved in are highly competitive due to the market structure and the large number of competitors. At the end of 2000, the latest year for which data is available, there were approximately 1,300 life insurance companies in the United States. As noted previously, Lincoln Life is the 8th largest stockholder-owned life insurance company in the United States based on revenues (2000 Fortune Ranking of Largest Life Insurance Companies by Revenues, April 2001). LNC's investment management companies were the 47th largest U.S. investment management group at the end of 2000 (2000 Institutional Investor 300 Money Managers, July 2001). Also, many of the products offered by LNC's operating companies are similar to products offered by non-insurance financial services companies, such as banks. The Financial Services Modernization Act was passed in November 1999 and repealed the Glass-Steagall Act of 1933 and expands the Bank Holding Company Act of 1956. This act allows, among other things, cross-ownership by banks, securities firms and insurance companies. In 2001, there were some cross-ownership activities in the financial services industry; however, there was minimal impact on LNC's operations.

Because of the nature of the insurance and investment management businesses, there is no single customer or group of customers upon whom the business is dependent. Although LNC does not have any significant concentration of customers, LNC's Annuities segment has a long-standing distribution relationship with American Funds Distributors that is significant to this segment. In 2001, the American Legacy Variable Annuity sold through American Funds Distributors accounted for about 21% of LNC's total gross annuity deposits. The relationship with American Funds Distributors is highly valued by LNC. Both LNC and American Funds Distributors are continuously seeking ways to increase sales and retain existing business.

LNC does not have a separate unit that conducts market research. Research activities related to new products or services, or the improvement of existing products or services, are conducted within the business segments. Expenses related to such activities are not material. Also, sales are not dependent upon select geographic areas. LNC has foreign operations that are significant in relationship to the consolidated group (see Note 9 to the consolidated financial statements as set forth in LNC's 2001 Annual Report to Shareholders which is incorporated by reference to Item 8 of this Form 10-K).

Item 2. Properties
------------------------------------------------------------------------

LNC and the various operating businesses own or lease approximately 3.7 million square feet of office space. The governance group for LNC and the Investment Management segment lease 0.6 million square feet of office space in Philadelphia, Pennsylvania. The operating units in the Fort Wayne, Indiana area own or lease 1.3 million square feet. Also, businesses operating in Schaumburg, Illinois; Hartford, Connecticut and the United Kingdom own or lease another 0.8 million square feet of office space. An additional 1.0 million square feet of office space is owned or leased in other U.S. cities and foreign countries for branch offices and other operations. As shown in the notes to the consolidated financial statements (see Note 7 to the consolidated financial statements as set forth in LNC's 2001 Annual Report to Shareholders which is incorporated by reference to Item 8 of this Form 10-K), the rental expense on operating leases for office space and equipment for continuing operations totaled $83.4 million for 2001. Office space rent expense accounts for $68.8 million of this total. This discussion regarding properties does not include information on investment properties.

Item 3. Legal Proceedings
------------------------------------------------------------------------

LNC and its subsidiaries are involved in various pending or threatened legal proceedings, including purported class actions, arising from the conduct of business. In some instances, these proceedings include claims for unspecified or substantial punitive damages and similar types of relief in addition to amounts for alleged contractual liability or requests for equitable relief. After consultation with legal counsel and a review of available facts, it is management's opinion that these proceedings ultimately will be resolved without materially affecting the consolidated financial position of LNC. (See Note 7 to the consolidated financial statements as set forth in LNC's 2001 Annual Report to Shareholders, which is incorporated by reference to Item 8 of this Form 10-K).

Item 4. Submission of Matters to a Vote of Security Holders
------------------------------------------------------------------------

During the fourth quarter of 2001, no matters were submitted to security holders for a vote.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder
Matters
------------------------------------------------------------------------

Information required by this item is set forth on page 133 of LNC's 2001 Annual Report to Shareholders and is incorporated herein by reference.

Item 6. Selected Financial Data
------------------------------------------------------------------------

Information required by this item is set forth on page 33 of LNC's 2001 Annual Report to Shareholders and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis
------------------------------------------------------------------------

Information required by this is set forth on pages 36 through 69 of LNC's 2001 Annual Report to Shareholders and is incorporated herein by reference.

Item 7A. Quantitive and Qualitative Disclosures About Market Risk
------------------------------------------------------------------------

Information required by this item is set forth on pages 69 through 76 of LNC's 2001 Annual Report to Shareholders and is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data
------------------------------------------------------------------------

Information required by this item is set forth on page 33, pages 77 through 127 and page 129 of LNC's 2001 Annual Report to Shareholders and is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
------------------------------------------------------------------------

There have been no disagreements with LNC's independent auditors which are reportable pursuant to Item 304 of Regulation S-K.

PART III

Item 10. Directors and Executive Officers of the Registrant
------------------------------------------------------------------------

Information for this item relating to directors of LNC is incorporated by reference to the sections captioned "NOMINEES FOR DIRECTOR", "DIRECTORS CONTINUING IN OFFICE" and " COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES AND EXCHANGE ACT OF 1934", of LNC's Proxy Statement for the Annual Meeting scheduled for May 9, 2002.

Executive Officers of the Registrant as of March 14, 2002 were as follows:


Name                    Age**   Position with LNC and Business Experience During the Past Five Years
----------------------------------------------------------------------------------------------------
Jon A. Boscia            49     Chairman, Chief Executive Officer and Director, LNC (since 2001).
                                President, Chief Executive Officer and Director, LNC (1998-2001).
                                Chief Executive Officer, LNL* (1996-1998). President, Chief Operating
                                Officer, LNL* (1994-1996).

George E. Davis          58     Senior Vice President, LNC (since 1993).

Jason S. Glazier         34     Senior Vice President, Chief Technology Officer and Chief
                                E-Commerce Officer, LNC (since 2001). Senior Vice President and Chief
                                E-Commerce Officer, LNC (2000-2001).

John H. Gotta            51     Chief Executive Officer - Life Insurance, LNL* (since 1999).
                                Senior Vice President, LNL* (1998-1999).

Charles E. Haldeman      53     President, Chief Executive Officer and Director, LNIC and President
                                and Chief Executive Officer, Delaware (since 2000).

J. Michael Hemp          55     President, LFA* (since 2000).

Barbara S. Kowalczyk     51     Senior Vice President, LNC (since 1994).

Dennis L. Schoff         42     Senior Vice President, LNC and General Counsel (since 2002).

Lorry J. Stensrud        52     Executive Vice President and Chief Executive Officer - Annuities, LNL*  (since 2000).

Michael Tallett-Williams 48     Managing Director, Lincoln National (UK)* (since 2000).
                                Finance Director, Lincoln National (UK)* (1995-2000).

Westley V. Thompsen      46     Chief Executive Officer, LFD* (since 2000).

Casey J. Trumble         48     Senior Vice President and Chief Accounting Officer, LNC (since 1998).
                                Vice President, LNC (1994-1998).

Richard C. Vaughan       52     Executive Vice President (since 1995) and Chief Financial Officer, LNC (since 1992).

 * Denotes a subsidiary of LNC.

** Age shown is based on the officer's age as of March 14, 2002.



There is no family relationship between any of the foregoing executive officers, all of whom are elected annually.

Item 11. Executive Compensation
------------------------------------------------------------------------

Information for this item is incorporated by reference to the section captioned "EXECUTIVE COMPENSATION" of LNC's Proxy Statement for the Annual Meeting scheduled for May 9, 2002.

Item 12. Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

Information for this item is incorporated by reference to the sections captioned "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS" and
"SECURITY OWNERSHIP OF DIRECTORS, NOMINEES AND EXECUTIVE OFFICERS" of LNC's Proxy Statement for the Annual Meeting scheduled for May 9, 2002.

Item 13. Certain Relationships and Related Transactions
------------------------------------------------------------------------

Information for this item is incorporated by reference to the section captioned "TERMINATION OF EMPLOYMENT ARRANGEMENT" of LNC's Proxy
Statement for the Annual Meeting scheduled for May 9, 2002.

Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
------------------------------------------------------------------------

Item 14(a)(1) Financial Statements
------------------------------------------------------------------------

The following consolidated financial statements of Lincoln National Corporation are included in LNC's 2001 Annual Report to Shareholders and are incorporated by reference to Item 8 of this Form 10-K:

    Consolidated Balance Sheets - December 31, 2001 and 2000

    Consolidated Statements of Income - Years ended December 31, 2001, 2000 and 1999

    Consolidated Statements of Shareholders' Equity - Years ended
    December 31, 2001, 2000 and 1999

    Consolidated Statements of Cash Flows - Years ended December 31, 2001, 2000 and 1999

    Notes to Consolidated Financial Statements

    Report of Ernst & Young LLP, Independent Auditors

Item 14(a)(2) Financial Statement Schedules
------------------------------------------------------------------------

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

Item 14(a)(3) Listing of Exhibits
------------------------------------------------------------------------

The following exhibits of Lincoln National Corporation are included in
Item 14 - (Note: The numbers preceding the exhibits correspond to the specific numbers within Item 601 of Regulation S-K.):

3(a)   The Articles of Incorporation of LNC as last amended effective
       May 12, 1994.

3(b)   The Bylaws of LNC as last amended February 18, 2002.

4(a) Indenture of LNC dated as of January 15, 1987 is incorporated by reference to Exhibit 4(a) of LNC's Form 10-K for the year ended December 31, 1994, filed with the Commission on March 27, 1995.

4(b) First Supplemental Indenture dated as of July 1, 1992, to Indenture of LNC dated as of January 15, 1987.

4(c)   Specimen Notes for 7 1/8% Notes due July 15, 1999 and for
       7 5/8% Notes due July 15, 2002.

4(d)   Rights Agreement of LNC as last amended November 14, 1996.

4(e)   Indenture of LNC dated as of September 15, 1994, between LNC and
       The Bank of New York, as Trustee is incorporated by reference to
       Exhibit 4(e) of LNC's Form 10-K for the year ended December 31, 1998, as filed with the Commission on March 11, 1999.

4(f)   Form of Note dated as of September 15, 1994.

4(g)   Form of Zero Coupon Security dated as of September 15, 1994.

4(h) Specimen of LNC's 9 1/8% Debentures due October 1, 2024 is incorporated by reference to Schedule I of LNC's Form 8-K filed with the Commission on September 29, 1994.

4(i) Specimen of LNC's 7 1/4% Debenture due May 15, 2005 is incorporated by reference to Schedule III of LNC's Form 8-K filed with the Commission on May 17, 1995.

4(j) Junior Subordinated Indenture dated as of May 1, 1996 between LNC and The First National Bank of Chicago.

4(k)   Guarantee Agreement for Lincoln National Capital II.

4(l) Form of Lincoln National Capital II 8.35% Trust Originated Preferred Securities, Series B (Commission File No. 333-04133).

4(m) Form of Amended and Restated Declaration of Trust for Lincoln National Capital I and Lincoln National Capital II between LNC, as depositor, The First National Bank of Chicago, as property trustee, First Chicago Delaware, Inc., as Delaware trustee, and certain administrative trustees is incorporated by reference to Exhibit 4(o) of LNC's Registration Statement (Commission File No. 333-4133) filed with the Commission on May 21, 1996.

4(n) Specimen of 6 1/2% Notes due March 15, 2008 incorporated by reference to Exhibit 4.1 LNC's Form 8-K, as filed with the commission on March 24, 1998.

4(o)   Specimen of 7% Notes due March 15, 2018 incorporated by reference to
       Exhibit 4.2 of LNC's Form 8-K, as filed with the Commission on March 24, 1998.

4(p)   Amended and Restated Trust Agreement for Lincoln National Capital
       III between LNC, as depositor, The First National Bank of Chicago, as property trustee, First Chicago Delaware, Inc., as Delaware trustee and the administrative trustees is incorporated by reference to
       Exhibit 4.1 of LNC's form 8-K, as filed with the Commission on July 30, 1998.

4(q) Form of 7.40% Trust Originated Preferred Securities, Series C, of Lincoln National Capital III is incorporated by reference to
       Exhibit 4.2 of LNC's Form 8-K, as filed with the Commission on July 30, 1998.

4(r) Guarantee Agreement for Lincoln National Capital III is incorporated by reference to Exhibit 4.4 of LNC's Form 8-K, as filed with the Commission on July 30, 1998.

4(s) Amended and Restated Trust Agreement for Lincoln National Capital IV between LNC, as depositor, The First National Bank of Chicago, a property trustee, First Chicago Delaware, Inc., as Delaware trustee and the administrative trustees is incorporated by reference to
       Exhibit 4.1 of LNC's form 8-K, as filed with the Commission on August 27, 1998.

4(t) Guarantee Agreement for Lincoln National Capital IV is incorporated by reference to Exhibit 4.5 of LNC's Form 8-K, as filed with the Commission on August 27, 1998.

4(u) Purchase Contract Agreement between LNC and The First National Bank of Chicago, as Purchase Contract Agent, relating to Lincoln National Capital IV is incorporated by reference to Exhibit 4.9 of LNC's Form 8-K, as filed with the Commission on August 27, 1998.

4(v)   Pledge Agreement among LNC, The Chase Manhattan Bank, as agent, and
       The First National Bank of Chicago, as Purchase Agent, relating to Lincoln National Capital IV is incorporated by reference to Exhibit
       4.9 of LNC's Form 8-K, as filed with the Commission on August 27, 1998.

10(a)* The Lincoln National Corporation 1986 Stock Option Incentive Plan.

10(b)* Salary Continuation Plan for Executives of Lincoln National
       Corporation and Affiliates as amended through August 1, 2000.

10(c)* Lincoln National Corporation Executives' Severance Benefit Plan as
       Amended and Restated effective January 10, 2002.

10(d)* The Lincoln National Corporation Outside Directors Retirement Plan as last amended effective March 15, 1990.

10(e)* Lincoln National Corporation Directors' Value Sharing Plan as last amended effective May 14, 1998.

10(f)* Lincoln National Corporation Executive Deferred Compensation Plan for Employees (Commission File No. 33-51721) as last amended effective February 16, 1998.

10(g)* Lincoln National Corporation 1993 Stock Plan for Non-Employee
       Directors (Commission File No. 33-58113) as last amended effective May 10, 2001.

10(h)* Lincoln National Corporation Executives' Excess Compensation Benefit
       Plan.

10(i)* First Amendment to Lincoln National Corporation Executives' Excess
       Compensation Benefit Plan effective December 22, 1999 is incorporated by reference to Exhibit 10(k) of LNC's Form 10-K for the year ended December 31, 1999 filed on March 11, 2000.

10(j)* Lincoln National Corporation 1997 Incentive Compensation Plan, as last amended effective May 13, 1999.

10(k) Lease and Agreement dated August 1, 1984, with respect to LNL's Home Office properties located at Clinton Street and Harrison Street, Fort Wayne, Indiana is incorporated by reference to Exhibit 10(n) of LNC's Form 10-K for the year ended December 31, 1995, filed with the Commission on March 27, 1996.

10(l) Form of Lease and Agreement dated March 1, 1999, with respect to LNC's Corporate Office located at Centre Square West Tower, 1500 Market Street, Suite 3900, Philadelphia, Pennsylvania is incorporated by reference to Exhibit 10(p) of LNC's Form 10-K for the year ended December 31, 2000, filed with the Commission on March 11, 2000.

10(m) Agreement of Lease dated February 17, 1998, with respect to LNL's life products headquarters located at 350 Church Street, Hartford, Connecticut.

10(n) Lease and Agreement dated December 10, 1999 with respect to Delaware Management Holdings, Inc. for Home Office property located at One Commerce Square, Philadelphia, Pennsylvania is incorporated by reference to Exhibit 10(r) of LNC's Form 10-K for the year ended December 31, 2000, filed with the Commission on March 11, 2000.

10(o) Sublease and Agreement dated December 10, 1999 by and between Delaware Management Holdings, Inc. and New York Central Lines LLC for property located at Two Commerce Square, Philadelphia, Pennsylvania is incorporated by reference to Exhibit 10(s) of LNC's Form 10-K for the year ended December 31, 2000, filed with the Commission on March 11, 2000.

10(p) Consent to Sublease dated December 10, 1999 with respect to Delaware Management Holdings, Inc. for property located at Two Commerce Square and Philadelphia Plaza Phase II, Philadelphia, Pennsylvania is incorporated by reference to Exhibit 10(t) of LNC's Form 10-K for the year ended December 31, 2000, filed with the Commission on March 11, 2000.

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

21     List of Subsidiaries of LNC.

23     Consent of Ernst & Young LLP, Independent Auditors

Item 14(b)
------------------------------------------------------------------------

Financial Report for the quarter ended September 30, 2000, as filed with the Securities and Exchange Commission on Form 8-K on October 25, 2000. Financial Report for the quarter ended September 30, 2000, as filed with the Securities and Exchange Commission on Form 8-K on November 6, 2000.

Item 14(c)
------------------------------------------------------------------------

The exhibits of Lincoln National Corporation are listed in Item 14(a)(3) above.

Item 14(d)
------------------------------------------------------------------------

The financial statement schedules for Lincoln National Corporation follow on pages 19 through 26.

                                    LINCOLN NATIONAL CORPORATION

                    SCHEDULE I - SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN
                                           RELATED PARTIES

December 31                                 (000s omitted)
-------------------------------------------------------------------------------------------------------------
Column A                                                   Column B              Column C            Column D
--------                                                   --------              --------            --------
                                                                                                        Amount
                                                                                                       at Which
                                                                                     Fair          Shown in the
Type of Investment                                             Cost                 Value         Balance Sheet
------------------------                                       ----                 -----         -------------
Fixed maturity securities available-for-sale:

Bonds:
United States government and government
agencies and authorities                                   $357,881              $410,510              $410,510
States, municipalities and political subdivisions            45,866                44,725                44,725
Asset/Mortgage-backed securities                          3,417,596             3,524,678             3,524,678
Foreign governments                                       1,117,253             1,174,720             1,174,720
Public utilities                                          2,535,542             2,529,354             2,529,354
Convertibles and bonds with warrants attached                   791                   566                   566
All other corporate bonds                                20,398,464            20,575,192            20,575,192
Redeemable preferred stocks                                  82,588                85,928                85,928
                                                   ----------------      ----------------      ----------------
Total                                                    27,955,981            28,345,673            28,345,673

Equity securities available-for-sale:

Common stocks:
Public utilities                                                294                   306                   306
Banks, trusts and insurance companies                        18,971                22,561                22,561
Industrial, miscellaneous and all other                     271,899               296,415               296,415
Nonredeemable preferred stocks                              153,234               151,177               151,177
                                                   ----------------      ----------------      ----------------
Total Equity Securities                                     444,398               470,459               470,459

Mortgage loans on real estate:                            4,535,550                                   4,535,550(1)

Real estate:
Investment properties                                       262,307                                     262,307
Acquired in satisfaction of debt                              5,575                                       5,575

Policy loans                                              1,939,683                                   1,939,683

Derivative instruments                                                             46,445                46,445

Other investments                                           507,386                                     507,386
                                                   ----------------      ----------------      ----------------
Total Investments                                       $35,650,880                                 $36,113,078


(1) Investments deemed to have declines in value that are other than temporary are written down or reserved for to reduce the carrying value to their estimated realizable value.


                                          LINCOLN NATIONAL CORPORATION

                         SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                                 BALANCE SHEETS

                               Lincoln National Corporation (Parent Company Only)

December 31                                   (000's omitted)                      2001                  2000
-------------------------------------------------------------------------------------------------------------
Assets:
Investments in subsidiaries *                                                $5,140,208            $5,198,438
Investments                                                                         592                81,175
Derivative instruments                                                           (2,806)                   --
Cash and invested cash **                                                       321,245               342,945
Property and equipment                                                            2,678                 2,696
Accrued investment income                                                           514                   649
Receivable from subsidiaries *                                                  210,500               197,500
Loans to subsidiaries *                                                       1,594,278             1,489,413
Federal income taxes recoverable                                                 26,792                61,925
Other assets                                                                    129,806                64,155
                                                                         --------------         -------------
Total Assets                                                                  7,423,807             7,438,896

Liabilities and Shareholders' Equity

Liabilities:
Cash collateral on loaned securities                                             75,750               148,421
Dividends payable                                                                59,565                57,914
Short-term debt                                                                 254,968               150,000
Long-term debt                                                                  861,730               712,207
Loans from subsidiaries *                                                       875,870             1,265,778
Accrued expenses and other liabilities                                          250,820               153,889
                                                                         --------------         -------------
Total Liabilities                                                             2,378,703             2,488,209

Shareholders' Equity
Series A preferred stock                                                            762                   857
Common stock                                                                  1,255,112             1,003,651
Retained earnings                                                             3,834,427             3,915,598
Foreign currency translation adjustment                                          (8,062)               21,930
Minimum pension liability adjustment                                            (35,959)                   --
Net unrealized gain (loss) on securities available-for-sale and derivative instruments [excluding unrealized gain of subsidiaries:
2001-$218,380; 2000-$3,397]                                                      (1,176)                8,651
                                                                         --------------         -------------
Total Shareholders' Equity                                                    5,045,104             4,950,687
                                                                         --------------         -------------
Total Liabilities and Shareholders' Equity                                   $7,423,807            $7,438,896

 * Eliminated in consolidation.

** Includes short-term funds invested on behalf of LNC's subsidiaries.

These condensed financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes of LNC on pages 77 through 127 of LNC's 2001 Annual Report to Shareholders which are incorporated by reference to Item 8 of this Form 10-K.




                                        LINCOLN NATIONAL CORPORATION

                      SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

                                            STATEMENTS OF INCOME

                              Lincoln National Corporation (Parent Company Only)

Year Ended December 31        (000s omitted)                 2001                  2000                  1999
-------------------------------------------------------------------------------------------------------------
Revenue:
Dividends from subsidiaries*                             $532,482              $474,318              $584,226
Interest from subsidiaries*                                89,080                90,988                80,395
Equity in earnings of unconsolidated affiliate                 --                    --                 3,807
Net investment income                                      20,350                38,715                28,689
Realized gain on investments                               18,275                20,898                13,311
Other                                                       2,846                11,312                 5,760
                                                     ------------          ------------      ----------------
Total Revenue                                             663,033               636,231               716,188

Expenses:

Operating and administrative                               19,401                 7,743                15,090
Interest-subsidiaries*                                     17,848                31,804                23,820
Interest-other                                            116,312               130,817               117,941
                                                     ------------          ------------      ----------------
Total Expenses                                            153,561               170,364               156,851
                                                     ------------          ------------      ----------------
Income Before Federal Income Tax Benefit,
Equity in Income of Subsidiaries, Less Dividends          509,472               465,867               559,337

Federal income tax benefit                                 13,258                19,853                16,899
                                                     ------------          ------------      ----------------
Income Before Equity in Income of Subsidiaries,
Less Dividends                                            522,730               485,720               576,236

Equity in income of subsidiaries,
less dividends                                             67,481               135,673              (115,882)
                                                     ------------          ------------      ----------------
Net Income                                               $590,211              $621,393              $460,354



* Eliminated in consolidation.

These condensed financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes of LNC on pages 77 through 127 of LNC's 2001 Annual Report to Shareholders which are incorporated by reference to Item 8 of this Form 10-K.


                                     LINCOLN NATIONAL CORPORATION

                 SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

                                       STATEMENTS OF CASH FLOWS

                           Lincoln National Corporation (Parent Company Only)

Year Ended December 31        (000s omitted)                2000                  1999                  1998
-------------------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities:
Net Income                                              $590,211              $621,393              $460,354

Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Equity in income of subsidiaries less than
(greater than) distributions*                            (67,481)             (115,173)              103,060
Equity in undistributed earnings of
unconsolidated affiliates                                     --                    --                (3,807)
Realized gain on investments                             (18,275)              (20,898)              (13,311)
Federal income taxes                                      65,501                17,822                19,623
Other                                                     22,616                 7,297               (23,004)
                                                    ------------         -------------         -------------
Net Adjustments                                            2,361              (110,952)               82,561
                                                    ------------         -------------         -------------
Net Cash Provided by Operating Activities                592,572               510,441               542,915

Cash Flows from Investing Activities:
Net sales (purchases) of investments                     (56,058)               69,442              (113,449)
Cash collateral on loaned securities                     (72,671)              (38,027)              135,822
Increase in investment in subsidiaries*                  (19,900)              (20,364)              (75,242)
Sale of (investment in) unconsolidated affiliate              --                 3,517                (7,013)
Proceeds from sale of subsidiaries                       141,743                85,000                    --
Net (purchase) sale of property and equipment               (205)                  225                 1,620
Other                                                     64,737                17,095               (62,092)
                                                    ------------         -------------         -------------
Net Cash Provided by (Used in)
Investing Activities                                      57,646               116,888              (120,354)

Cash Flows from Financing Activities:
Decrease in long-term debt (includes payments and
transfers to short-term debt)                            (99,968)                   --                    --
Issuance of long-term debt                               249,220                    --                    --
Net increase (decrease) in short-term debt               104,968              (122,451)              122,495
Increase in loans from subsidiaries*                    (389,909)              (53,089)               27,153
Decrease in loans to subsidiaries*                      (104,865)              (83,880)             (100,505)
Increase (decrease) in receivables from subsidiaries     (13,000)               25,500               (69,700)
Increase in Common Stock                                 225,254                    --                    --
Common stock issued for benefit plans                     90,259                32,741                48,015
Retirement of Common Stock                              (503,750)             (210,021)             (377,719)
Dividends paid to shareholders                          (230,127)             (222,661)             (218,435)
                                                    ------------         -------------         -------------
Net Cash Used in Financing Activities                   (671,918)             (633,861)             (568,696)
                                                    ------------         -------------         -------------

Net Decrease in Cash                                     (21,700)               (6,532)             (146,135)

Cash and Invested Cash at Beginning of the Year          342,945               349,477               495,612
                                                    ------------         -------------         -------------
Cash and Invested Cash at End-of-Year                   $321,245              $342,945              $349,477


* Eliminated in consolidation.

These condensed financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes of LNC on pages 77 through 127 of LNC's 2001 Annual Report to Shareholders which are incorporated by reference to Item 8 of this Form 10-K.



                                                       LINCOLN NATIONAL CORPORATION

                                            SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION

Column A                               Column B            Column C            Column D            Column E            Column F
--------                           ------------        ------------      --------------        ------------      --------------
                                                          Insurance                            Other Policy
                                       Deferred          Policy and                              Claims and
                                    Acquisition               Claim            Unearned            Benefits             Premium
Segment                                   Costs            Reserves            Premiums             Payable         Revenue (1)
-------                            ------------        ------------      --------------        ------------      --------------
Year Ended December 31, 2001
Annuities                              $912,819          $2,653,963                 $--                 $--            $646,422
Life Insurance                        1,265,606          13,049,065                  --                  --             969,341
Investment Management                        --                  --                  --                  --                  --
Lincoln UK                              587,345           1,426,577                  --                  --             214,801
Other (incl. consol. adj's.)            119,541           4,479,664                  --                  --           1,417,479
                                   ------------        ------------      --------------        ------------      --------------
Total                                $2,885,311         $21,609,269                 $--                 $--          $3,248,043

Year Ended December 31, 2000
Annuities                              $812,465          $2,693,517                 $--                 $--            $734,426
Life Insurance                        1,079,333          12,892,092                  --                  --             950,692
Investment Management                        --                  --                  --                  --                  --
Lincoln UK                              635,002           1,626,453                  --                  --             357,798
Other (incl. consol. adj's.)            543,707           4,516,036                  --                  --           1,431,637
                                   ------------        ------------      --------------        ------------      --------------
Total                                $3,070,507         $21,728,098                 $--                 $--          $3,474,553

Year Ended December 31, 1999
Annuities                              $848,062          $2,662,945                 $--                 $--            $639,322
Life Insurance                          864,372          12,326,467                  --                  --             912,597
Investment Management                        --                  --                  --                  --                  --
Lincoln UK                              679,709           1,642,891                  --                  --             354,525
Other (incl. consol. adj's.)            408,147           4,292,465                  --                  --           1,512,676
                                   ------------        ------------      --------------        ------------      --------------
Total                                $2,800,290         $20,924,768                 $--                 $--          $3,419,120


(1) Includes insurance fees on universal life and other interest-sensitive products.



                                                              LINCOLN NATIONAL CORPORATION

                                              SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION (Continued)

Column G                            Column H           Column I           Column J           Column K           Column L
--------                      --------------      -------------   ----------------     --------------     --------------
                                                                   Amortization of
                                         Net                       Deferred Policy              Other
                                  Investment                           Acquisition          Operating           Premiums
Segment                           Income (2)           Benefits              Costs       Expenses (2)            Written
-------                       --------------      -------------   ----------------     --------------     --------------
Year Ended December 31, 2001
Annuities                         $1,369,961         $1,127,747           $131,991           $395,714                $--
Life Insurance                       910,166          1,066,968             95,008            308,816                 --
Investment Management                 53,573                 --                 --            414,650                 --
Lincoln UK                            64,787             83,397             31,608            116,673                 --
Other (incl. consol. adj's.)         281,130          1,131,628            111,404            600,895                 --
                              --------------      -------------   ----------------     --------------     --------------
Total                             $2,679,617         $3,409,740           $370,011         $1,836,748                $--

Year Ended December 31, 2000
Annuities                         $1,393,512         $1,120,791            $87,962           $486,945                $--
Life Insurance                       871,453          1,017,816            121,583            286,944                 --
Investment Management                 57,742                 --                 --            432,068                 --
Lincoln UK                            70,258            178,545             70,336            213,100                 --
Other (incl. consol. adj's.)         354,153          1,240,008             60,224            698,894                 --
                              --------------      -------------   ----------------     --------------     --------------
Total                             $2,747,118         $3,557,160           $340,105         $2,117,951                $--

Year Ended December 31, 1999
Annuities                         $1,474,173         $1,184,285            $87,477           $475,344                $--
Life Insurance                       840,133          1,005,812             97,232            325,180                 --
Investment Management                 56,884                 --                 --            412,991                 --
Lincoln UK                            75,257            306,221             73,316            167,136                 --
Other (incl. consol. adj's.)         361,065          1,308,706             44,024            746,012                 --
                              --------------      -------------   ----------------     --------------     --------------
Total                             $2,807,512         $3,805,024           $302,049         $2,126,663                $--


(2) The allocation of expenses between investments and other operations are based on a number of assumptions and estimates. Results would change if different methods were applied.

                                                    LINCOLN NATIONAL CORPORATION

                                                      SCHEDULE IV - REINSURANCE

Column A                               Column B           Column C           Column D           Column E           Column F
--------                         --------------      -------------   ----------------     --------------     --------------
                                                                                                                 Percentage
                                                             Ceded            Assumed                             of Amount
                                          Gross           to Other         from Other                               Assumed
Description                              Amount          Companies          Companies         Net Amount             to Net
-----------                      --------------      -------------   ----------------     --------------     --------------
                                                              (000s omitted)
                                 ------------------------------------------------------------------------------------------
Year Ended December 31, 2001

Individual life insurance
in-force                           $255,700,000       $586,500,000       $396,200,000       $ 65,400,000             605.8%

Premiums:
Life insurance and annuities (1)     $2,552,962           $679,630         $1,034,131         $2,907,463              35.6%
Health insurance                        263,607            346,489            423,462            340,580             124.3%
                                 --------------    ---------------    ---------------    ---------------
Total                                $2,816,569         $1,026,119         $1,457,593         $3,248,043

Year Ended December 31, 2000

Individual life insurance
in-force                           $241,000,000       $191,500,000       $396,100,000       $445,600,000              88.9%

Premiums:
Life insurance and annuities (1)     $2,583,403           $453,537           $934,913         $3,064,779              30.5%
Health insurance                        151,204            106,328            364,898            409,774              89.0%
                                 --------------    ---------------    ---------------    ---------------
Total                                $2,734,607           $559,865         $1,299,811         $3,474,553

Year Ended December 31, 1999

Individual life insurance
in-force                           $221,300,000       $171,100,000       $295,300,000       $345,500,000              85.5%

Premiums:
Life insurance and annuities (1)     $2,363,373           $458,798           $816,046         $2,720,621              30.0%
Health insurance                        167,489            162,202            693,212            698,499              99.2%
                                 --------------    ---------------    ---------------    ---------------
Total                                $2,530,862           $621,000         $1,509,258         $3,419,120


(1) Includes insurance fees on universal life and other interest-sensitive products.

                                                     LINCOLN NATIONAL CORPORATION

                                            SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS

Column A                                   Column B                  Column C                       Column D          Column E
--------                              -------------   -----------------------------------     --------------     -------------
                                                                    Additions
                                                                               Charged to
                                         Balance at         Charged to              Other                              Balance
                                          Beginning              Costs          Accounts-        Deductions-            at End
Description                               of Period       Expenses (1)           Describe       Describe (2)         of Period
--------------                         ------------   ----------------       ------------      -------------     -------------
                                                                           (000s omitted)
------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 2001

Deducted from Asset Accounts:
Reserve for Mortgage Loans
on Real Estate                               $4,907               $736                $--            $(3,432)           $2,211

Included in Other Liabilities:
Investment Guarantees                           323                 --                 --                 --               323

Year Ended December 31, 2000

Deducted from Asset Accounts:
Reserve for Mortgage Loans
on Real Estate                               $4,691             $1,830                $--            $(1,614)           $4,907

Included in Other Liabilities:
Investment Guarantees                           323                 --                 --                 --               323

Year Ended December 31, 1999

Deducted from Asset Accounts:
Reserve for Mortgage Loans
on Real Estate                               $4,794               $807                $--              $(910)           $4,691

Included in Other Liabilities:
Investment Guarantees                           323                 --                 --                 --               323

(1) Excludes charges for the direct write-off of assets.

(2) Deductions reflect sales or foreclosures of the underlying holdings.


                                 LINCOLN NATIONAL CORPORATION
                        EXHIBIT INDEX FOR THE ANNUAL REPORT ON FORM 10-K
                              For the Year Ended December 31, 2000

Exhibit
Number                                                                                                  Page
-------                                                                                                ------
 3(a) Articles of Incorporation dated as of May 12, 1994.                                               29
 3(b) Bylaws of LNC as last amended February 18, 2002.                                                  79
 4(a) Indenture of LNC dated as of January 15, 1987.*
 4(b) LNC First Supplemental Indenture dated July 1, 1992, to Indenture of LNC
      dated as of January 15, 1987.                                                                     90
 4(c) Specimen Notes for 7 1/8% Notes due July 15, 1999 and 7 5/8% Notes due July 15, 2002.             95
 4(d) Rights Agreement dated November 14, 1996.                                                        113
 4(e) Indenture of LNC dated as of September 15, 1994.*
 4(f) Form of Note dated as of September 15, 1994.                                                     156
 4(g) Form of Zero Coupon Security dated as of September 15, 1994.                                     162
 4(h) Specimen Debenture for 9 1/8% Notes due October 1, 2024.*
 4(i) Specimen of 7 1/4% Debenture due May 15, 2005.*
 4(j) Junior Subordinated Indenture of LNC as of May 1, 1996.                                          167
 4(k) Guarantee Agreement for Lincoln National Capital II.                                             238
 4(l) Form of Lincoln National Capital II Preferred Securities, Series B.                              258
 4(m) Declaration of Trust for Lincoln National Capital I and Lincoln Capital II.*
 4(n) Specimen Notes for 6 1/2% Notes due March 15, 2008.*
 4(o) Specimen Notes for 7% Notes due March 15, 2018.*
 4(p) Trust Agreement for Lincoln National Capital III.*
 4(q) Form of Lincoln National Capital III Preferred Securities, Series C.*
 4(r) Guarantee Agreement for Lincoln National Capital III.*
 4(s) Trust Agreement for Lincoln National Capital IV.*
 4(t) Guarantee Agreement for Lincoln National Capital IV.*
 4(u) Purchase Contract Agreement for Lincoln National Capital IV.*
 4(v) Pledge Agreement for Lincoln National Capital IV.*
10(a) LNC 1986 Stock Option Plan.                                                                      261
10(b) Salary Continuation Plan for Executives of Lincoln National Corporation and Affiliates.          275
10(c) LNC Executives' Severance Benefit Plan.                                                          282
10(d) The LNC Outside Directors Retirement Plan.                                                       309
10(e) LNC Directors' Value Sharing Plan.                                                               310
10(f) The LNC Executive Deferred Compensation Plan for Employees.                                      319
10(g) LNC 1993 Stock Plan for Non-Employee Directors.                                                  342
10(h) Lincoln National Corporation Executives' Excess Compensation Pension Benefit Plan.               350
10(i) First Amendment to LNC Executives' Excess Compensation Benefit Plan
      dated December 22, 1999.*
10(j) LNC 1997 Incentive Compensation Plan as amended.                                                 354
10(k) Lease and Agreement LNL home office property.*
10(l) Form of Lease-LNC's Corporate Offices dated March 14, 1999.*
10(m) Lease and Agreement-additional LNL headquarter property.                                         371
10(n) Form of Delaware's Lease and Agreement for One Commerce Square Property.*
10(o) Form of Delaware's Sublease for Two Commerce Square Property.*
10(p) Form of Delaware's Consent to Sublease for Philadelphia Plaza II Property.*
12    Historical Ratio of Earnings to Fixed Charges.                                                   422
13    Portions of LNC's Annual Report to Shareholders that are expressly incorporated by reference in this Form 10-K. Other sections of the Annual Report furnished for the information of the Commission are not deemed "filed" as part of
      this Form 10-K.                                                                                  423
21    List of Subsidiaries.                                                                            518
23    Consent of Ernst & Young LLP, Independent Auditors.                                              537


      * Incorporated by reference

                                  Signature Page

                           LINCOLN NATIONAL CORPORATION

Pursuant to the requirements
of Section 13 or 15(d) of
the Securities Exchange Act of   By /s/ Jon A. Boscia            March 14, 2002
1934, LNC has duly caused           -------------------------------------------
this report to be signed on         Jon A. Boscia
its behalf by the under-            (President, Chief Executive Officer
signed, thereunto duly              and Director)
authorized.
                                 By /s/ Richard C. Vaughan       March 14, 2002
                                    -------------------------------------------
                                    Richard C. Vaughan
                                    (Executive Vice President and Chief
                                    Financial Officer)

                                 By /s/ Casey J. Trumble         March 14, 2002
                                    -------------------------------------------
                                    Casey J. Trumble
                                    (Senior Vice President and Chief
                                    Accounting Officer)


Pursuant to the requirements     By /s/ J. Patrick Barrett       March 14, 2002
of the Securities Exchange          -------------------------------------------
Act of 1934, this report            J. Patrick Barrett
has been signed below by
the following Directors          By /s/ Thomas D. Bell, Jr.      March 14, 2002
of LNC on the date indicated.       -------------------------------------------
                                    Thomas D. Bell, Jr

                                 By /s/ Jenne K. Britell, Ph.D.  March 14, 2002
                                    -------------------------------------------
                                    Jenne K. Britell, Ph.D.

                                 By /s/ John G. Drosdick         March 14, 2002
                                    -------------------------------------------
                                    John G. Drosdick

                                 By /s/ Eric G. Johnson          March 14, 2002
                                    -------------------------------------------
                                    Eric G. Johnson

                                 By /s/ M. Leanne Lachman        March 14, 2002
                                    -------------------------------------------
                                    M. Leanne Lachman

                                 By /s/ Michael F. Mee           March 14, 2002
                                    -------------------------------------------
                                    Michael F. Mee

                                 By /s/ John M. Pietruski        March 14, 2002
                                    -------------------------------------------
                                    John M. Pietruski

                                 By /s/ Ron J. Ponder, Ph.D.     March 14, 2002
                                    -------------------------------------------
                                    Ron J. Ponder, Ph.D.

                                 By /s/ Jill S. Ruckelshaus      March 14, 2002
                                    -------------------------------------------
                                    Jill S. Ruckelshaus

                                 By /s/ Glenn F. Tilton          March 14, 2002
                                    -------------------------------------------
                                    Glenn F. Tilton

                                 By /s/ Gilbert R. Whitaker, Jr.,
                                        Ph.D.                    March 14, 2002
                                    -------------------------------------------
                                    Gilbert R. Whitaker, Jr., Ph.D.