Form 10-K405/A
period 2001-12-31
LINCOLN NATIONAL CORP
filed 2002-03-22
CIK 59558

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K/A
AMENDMENT NO. 1

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001	Commission File Number 1-6028

LINCOLN NATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Indiana (State of Incorporation)	35-1140070 (I.R.S. Employer Identification No.)

1500 Market Street, Suite 3900, Philadelphia, Pennsylvania 19102-2112
(Address of principal executive offices)

Registrant’s telephone number (215) 448-1400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Exchanges on which registered

Common Stock
Common Share Purchase Rights
$3.00 Cumulative Convertible Preferred Stock, Series A
8.35% Trust Originated Preferred Securities, Series B* **
7.40% Trust Originated Preferred Securities, Series C*
5.67% Trust Originated Preferred Securities, Series D*
7.65% Trust Preferred Securities, Series E*	New York, Chicago and Pacific New York, Chicago and Pacific New York and Chicago New York New York New York, Chicago and Pacific New York

*	Issued by Lincoln National Capital II, Lincoln National Capital III, Lincoln National Capital IV and Lincoln National Capital V, respectively. Payments of distributions and payments on liquidation or redemption are guaranteed by Lincoln National Corporation.

**	Redeemed on January 7, 2002.

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K. [ x ]

As of March 1, 2002, 187,585,451 shares of common stock were outstanding. The aggregate market value of such shares (based upon the closing price of these shares on the New York Stock Exchange) held by non-affiliates was approximately $9,726,306,000.

Select information from the registrant’s 2001 Annual Report to Shareholders has been incorporated by reference into Part II of the Form 10-K. Select materials from the Proxy Statement for the Annual Meeting of Shareholders, scheduled for May 9, 2002, have been incorporated by reference into Part III of the Form 10-K.

Explanatory Note

     This Amendment No. 1 to Annual Report on Form 10-K is being filed solely to amend the exhibit list set forth in Part IV, Item 14(a)(3) of our Form 10-K filed with the Securities and Exchange Commission on March 18, 2002 and to file the attached exhibit. The other information set forth in Item 14 of the Form 10-K is simply restated herein and has not been amended.

Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

Item 14(a)(1) Financial Statements

The following consolidated financial statements of Lincoln National Corporation are included in LNC’s 2001 Annual Report to Shareholders and are incorporated by reference to Item 8 of the Form 10-K:

Consolidated Balance Sheets — December 31, 2001 and 2000

Consolidated Statements of Income — Years ended December 31, 2001, 2000 and 1999

Consolidated Statements of Shareholders’ Equity — Years ended December 31, 2001, 2000 and 1999

Consolidated Statements of Cash Flows — Years ended December 31, 2001, 2000 and 1999

Notes to Consolidated Financial Statements

Report of Ernst & Young, Independent Auditors

Item 14(a)(2) Financial Statement Schedules

The following consolidated financial statement schedules of Lincoln National Corporation are included in Item 14(d):

I — Summary of Investments — Other than Investments in Related Parties
II — Condensed Financial Information of Registrant
III — Supplementary Insurance Information
IV — Reinsurance
V — Valuation and Qualifying Accounts

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

Item 14(a)(3) Listing of Exhibits

     The following exhibits of Lincoln National Corporation are included in Item 14 - (Note: The numbers preceding the exhibits correspond to the specific numbers within Item 601 of Regulation S-K.):

2(a)	Stock and Asset Purchase Agreement among LNC, The Lincoln National Life Insurance Company, Lincoln National Reinsurance Company (Barbados) Limited and Swiss Re Life & Health America Inc. dated as of July 27, 2001 is incorporated herein by reference to Exhibit 99.1 to LNC’s Form 8-K filed with the SEC on August 1, 2001.

3(a)*	The Articles of Incorporation of LNC as last amended effective May 12, 1994.

3(b)*	The Bylaws of LNC as last amended February 18, 2002.

4(a)	Indenture of LNC dated as of January 15, 1987 is incorporated by reference to Exhibit 4(a) of LNC’s Form 10-K for the year ended December 31, 1994, filed with the Commission on March 27, 1995.

4(b)*	First Supplemental Indenture dated as of July 1, 1992, to Indenture of LNC dated as of January 15, 1987.

4(c)*	Specimen Notes for 7 1/8% Notes due July 15, 1999 and for 7 5/8% Notes due July 15, 2002.

4(d)*	Rights Agreement of LNC as last amended November 14, 1996.

4(e)	Indenture of LNC dated as of September 15, 1994, between LNC and The Bank of New York, as Trustee is incorporated by reference to Exhibit 4(e) of LNC’s Form 10-K for the year ended December 31, 1998, as filed with the Commission on March 11, 1999.

4(f)*	Form of Note dated as of September 15, 1994.

4(g)*	Form of Zero Coupon Security dated as of September 15, 1994.

4(h)	Specimen of LNC’s 9 1/8% Debentures due October 1, 2024 is incorporated by reference to Schedule I of LNC’s Form 8-K filed with the Commission on September 29, 1994.

4(i)	Specimen of LNC’s 7 1/4% Debenture due May 15, 2005 is incorporated by reference to Schedule III of LNC’s Form 8-K filed with the Commission on May 17, 1995.

4(j)*	Junior Subordinated Indenture dated as of May 1, 1996 between LNC and The First National Bank of Chicago.

4(k)*	Guarantee Agreement for Lincoln National Capital II.

4(l)*	Form of Lincoln National Capital II 8.35% Trust Originated Preferred Securities, Series B (Commission File No. 333-04133)

4(m)	Form of Amended and Restated Declaration of Trust for Lincoln National Capital I and Lincoln National Capital II between LNC, as depositor, The First National Bank of Chicago, as property trustee, First Chicago Delaware, Inc., as Delaware trustee, and certain administrative trustees is incorporated by reference to Exhibit 4(o) of LNC’s Registration Statement (Commission File No. 333-4133) filed with the Commission on May 21, 1996.

4(n)	Specimen of 6 1/2% Notes due March 15, 2008 incorporated by reference to Exhibit 4.1 LNC’s Form 8-K, as filed with the commission on March 24, 1998.

4(o)	Specimen of 7% Notes due March 15, 2018 incorporated by reference to Exhibit 4.2 of LNC’s Form 8-K, as filed with the Commission on March 24, 1998.

4(p)	Amended and Restated Trust Agreement for Lincoln National Capital III between LNC, as depositor, The First National Bank of Chicago, as property trustee, First Chicago Delaware, Inc., as Delaware trustee and the administrative trustees is incorporated by reference to Exhibit 4.1 of LNC’s Form 8-K, as filed with the Commission on July 30, 1998.

4(q)	Form of 7.40% Trust Originated Preferred Securities, Series C, of Lincoln National Capital III is incorporated by reference to Exhibit 4.2 of LNC’s Form 8-K, as filed with the Commission on July 30, 1998.

4(r)	Guarantee Agreement for Lincoln National Capital III is incorporated by reference to Exhibit 4.4 of LNC’s Form 8-K, as filed with the Commission on July 30, 1998.

4(s)	Amended and Restated Trust Agreement for Lincoln National Capital IV between LNC, as depositor, The First National Bank of Chicago, a property trustee, First Chicago Delaware, Inc., as Delaware trustee and the administrative trustees is incorporated by reference to Exhibit 4.1 of LNC’s form 8-K, as filed with the Commission on August 27, 1998.

4(t)	Guarantee Agreement for Lincoln National Capital IV is incorporated by reference to Exhibit 4.5 of LNC’s Form 8-K, as filed with the Commission on August 27, 1998.

4(u)	Purchase Contract Agreement between LNC and The First National Bank of Chicago, as Purchase Contract Agent, relating to Lincoln National Capital IV is incorporated by reference to Exhibit 4.9 of LNC’s Form 8-K, as filed with the Commission on August 27, 1998.

4(v)	Pledge Agreement among LNC, The Chase Manhattan Bank, as agent, and The First National Bank of Chicago, as Purchase Agent, relating to Lincoln National Capital IV is incorporated by reference to Exhibit 4.9 of LNC’s Form 8-K, as filed with the Commission on August 27, 1998.

4(w)	Form of Trust Originated Preferred Securities, Series D, of Lincoln National Capital IV is incorporated by reference to Exhibit 4.2 of LNC’s Form 8-K filed with the SEC on August 27, 1998.

4(x)	First Supplemental Indenture, dated as of August 14, 1998, between LNC and Bank One Trust Company. National Association (successor in interest to The First National Bank of Chicago) is incorporated by reference to Exhibit 4.3 to LNC’s Form 8-K filed with the SEC on August 27, 1998.

4(y)	Specimen of 6.20% Note due December 15, 2011 is incorporated by reference to Exhibit 4.1 to LNC’s Form 8-K filed with the SEC on December 11, 2001.

4(z)	Amended and Restated Trust Agreement for Lincoln National Capital V between LNC, as depositor, Bank One Trust Company, National Association (successor in interest to The First National Bank of Chicago), as property trustee, Bank One Delaware, Inc. (successor in interest to First Chicago Delaware, Inc.), as Delaware trustee, and the administrative trustees is incorporated by reference to Exhibit 4.1 of LNC’s Form 8-K filed with the SEC on November 21, 2001.

4(aa)	Guarantee Agreement for Lincoln National Capital V is incorporated by reference to Exhibit 4.4 of LNC’s Form 8-K filed with the SEC on November 21, 2001.

4(bb)	Form of 7.65% Trust Preferred Securities, Series E, of Lincoln National Capital V is incorporated by reference to Exhibit 4.2 of LNC’s Form 8-K filed with the SEC on November 21, 2001.

10(a) +*	The Lincoln National Corporation 1986 Stock Option Incentive Plan.

10(b) +*	Salary Continuation Plan for Executives of Lincoln National Corporation and Affiliates as amended through August 1, 2000.

10(c) +*	Lincoln National Corporation Executives’ Severance Benefit Plan as Amended and Restated effective January 10, 2002.

10(d) +*	The Lincoln National Corporation Outside Directors Retirement Plan as last amended effective March 15, 1990.

10(e) +*	Lincoln National Corporation Directors’ Value Sharing Plan as last amended effective May 14, 1998.

10(f) +*	Lincoln National Corporation Executive Deferred Compensation Plan for Employees (Commission File No. 33-51721) as last amended effective February 16, 1998.

10(g) +*	Lincoln National Corporation 1993 Stock Plan for Non-Employee Directors (Commission File No. 33-58113) as last amended effective May 10, 2001.

10(h) +*	Lincoln National Corporation Executives’ Excess Compensation Benefit Plan.

10(i) +*	First Amendment to Lincoln National Corporation Executives’ Excess Compensation Benefit Plan effective December 22, 1999 is incorporated by reference to Exhibit 10(k) of LNC’s Form 10-K for the year ended December 31, 1999 filed on March 11, 2000.

10(j) +*	Lincoln National Corporation 1997 Incentive Compensation Plan, as last amended effective May 13, 1999.

10(k)	Lease and Agreement dated August 1, 1984, with respect to LNL’s Home Office properties located at Clinton Street and Harrison Street, Fort Wayne, Indiana is incorporated by reference to Exhibit 10(n) of LNC’s Form 10-K for the year ended December 31, 1995, filed with the Commission on March 27, 1996.

10(l)	Form of Lease and Agreement dated March 1, 1999, with respect to LNC’s Corporate Office located at Centre Square West Tower, 1500 Market Street, Suite 3900, Philadelphia, Pennsylvania is incorporated by reference to Exhibit 10(p) of LNC’s Form 10-K for the year ended December 31, 2000, filed with the Commission on March 11, 2000.

10(m) *	Agreement of Lease dated February 17, 1998, with respect to LNL’s life products headquarters located at 350 Church Street, Hartford, Connecticut.

10(n)	Lease and Agreement dated December 10, 1999 with respect to Delaware Management Holdings, Inc. for Home Office property located at One Commerce Square, Philadelphia, Pennsylvania is incorporated by reference to Exhibit 10(r) of LNC’s Form 10-K for the year ended December 31, 2000, filed with the Commission on March 11, 2000.

10(o)	Sublease and Agreement dated December 10, 1999 by and between Delaware Management Holdings, Inc. and New York Central Lines LLC for property located at Two Commerce Square, Philadelphia, Pennsylvania is incorporated by reference to Exhibit 10(s) of LNC’s Form 10-K for the year ended December 31, 2000, filed with the Commission on March 11, 2000.

10(p)	Consent to Sublease dated December 10, 1999 with respect to Delaware Management Holdings, Inc. for property located at Two Commerce Square and Philadelphia Plaza Phase II, Philadelphia, Pennsylvania is incorporated by reference to Exhibit 10(t) of LNC’s Form 10-K for the year ended December 31, 2000, filed with the Commission on March 11, 2000.

12	Historical Ratio of Earnings to Fixed Charges.

13	Portions of LNC’s Annual Report to Shareholders that are expressly incorporated by reference in this Form 10-K. Other sections of the Annual Report furnished for the information of the Commission are not deemed “filed” as part of this Form 10-K.

21	List of Subsidiaries of LNC.

23 **	Consent of Ernst & Young LLP, Independent Auditors

+	This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14 of this report.

*	Previously filed on March 18, 2002 with LNC’s Form 10-K for the year ended December 31, 2001 and incorporated by reference herein.

**	Filed herewith.

Item 14(b)

Financial Report for the quarter ended September 30, 2000, as filed with the Securities and Exchange Commission on Form 8-K on October 25, 2000. Financial Report for the quarter ended September 30, 2000, as filed with the Securities and Exchange Commission on Form 8-K on November 6, 2000.

Item 14(c)

The exhibits of Lincoln National Corporation are listed in Item 14(a)(3) above.

Item 14(d)

The financial statement schedules for Lincoln National Corporation follow.

LINCOLN NATIONAL CORPORATION

SCHEDULE I – SUMMARY OF INVESTMENTS – OTHER THAN INVESTMENTS IN
RELATED PARTIES

December 31, 2001 (000s omitted)

Column A	Column B	Column C	Column D

			Amount
			At Which
			Shown in the
Type of Investment	Cost	Fair Value	Balance Sheet

Fixed maturity securities available-for-sale:
Bonds:
United States government and government agencies and authorities	$357,881	$410,510	$410,510
States, municipalities and political subdivisions	45,866	44,725	44,725
Asset/Mortgage-backed securities	3,417,596	3,524,678	3,524,678
Foreign governments	1,117,253	1,174,720	1,174,720
Public utilities	2,535,542	2,529,354	2,529,354
Convertibles and bonds with warrants attached	791	566	566
All other corporate bonds	20,398,464	20,575,192	20,575,192
Redeemable preferred stocks	82,588	85,928	85,928

Total	27,955,981	28,345,673	28,345,673

Equity securities available-for-sale:
Common stocks:
Public utilities	294	306	306
Banks, trusts and insurance companies	18,971	22,561	22,561
Industrial, miscellaneous and all other	271,899	296,415	296,415
Nonredeemable preferred stocks	153,234	151,177	151,177

Total Equity Securities	444,398	470,459	470,459

Mortgage loans on real estate	4,535,550		4,535,550 (1)
Real estate:
Investment properties	262,307		262,307
Acquired in satisfaction of debt	5,575		5,575
Policy loans	1,939,683		1,939,683
Derivative instruments		46,445	46,445
Other investments	507,386		507,386

Total Investments	$35,650,880		$36,113,078

(1)	Investments deemed to have declines in value that are other than temporary are written down or reserved for to reduce the carrying value to their estimated realizable value.

LINCOLN NATIONAL CORPORATION

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS
Lincoln National Corporation (Parent Company Only)

December 31 (000's omitted)	2001	2000

Assets:
Investments in subsidiaries *	$5,140,208	$5,198,438
Investments	592	81,175
Derivative instruments	(2,806)	—
Cash and invested cash **	321,245	342,945
Property and equipment	2,678	2,696
Accrued investment income	514	649
Receivable from subsidiaries *	210,500	197,500
Loans to subsidiaries *	1,594,278	1,489,413
Federal income taxes recoverable	26,792	61,925
Other assets	129,806	64,155

Total Assets	7,423,807	7,438,896
Liabilities and Shareholders’ Equity

Liabilities:
Cash collateral on loaned securities	75,750	148,421
Dividends payable	59,565	57,914
Short-term debt	254,968	150,000
Long-term debt	861,730	712,207
Loans from subsidiaries *	875,870	1,265,778
Accrued expenses and other liabilities	250,820	153,889

Total Liabilities	2,378,703	2,488,209

Shareholders’ Equity
Series A preferred stock	762	857
Common stock	1,255,112	1,003,651
Retained earnings	3,834,427	3,915,598
Foreign currency translation adjustment	(8,062)	21,930
Minimum pension liability adjustment	(35,959)	—
Net unrealized gain (loss) on securities available-for-sale and derivative instruments [excluding unrealized gain of subsidiaries: 2001-$218,380; 2000-$3,397]	(1,176)	8,651

Total Shareholders’ Equity	5,045,104	4,950,687

Total Liabilities and Shareholders’ Equity	$7,423,807	$7,438,896

*	Eliminated in consolidation.

**	Includes short-term funds invested on behalf of LNC’s subsidiaries.

These condensed financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes of LNC on pages 77 through 127 of LNC’s 2001 Annual Report to Shareholders which are incorporated by reference to Item 8 of the Form 10-K.

LINCOLN NATIONAL CORPORATION

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
STATEMENTS OF INCOME
Lincoln National Corporation (Parent Company Only)

Year Ended December 31 (000s omitted)	2001	2000	1999

Revenue:
Dividends from subsidiaries*	$532,482	$474,318	$584,226
Interest from subsidiaries*	89,080	90,988	80,395
Equity in earnings of unconsolidated affiliate	—	—	3,807
Net investment income	20,350	38,715	28,689
Realized gain on investments	18,275	20,898	13,311
Other	2,846	11,312	5,760

Total Revenue	663,033	636,231	716,188
Expenses:
Operating and administrative	19,401	7,743	15,090
Interest-subsidiaries*	17,848	31,804	23,820
Interest-other	116,312	130,817	117,941

Total Expenses	153,561	170,364	156,851

Income Before Federal Income Tax Benefit, Equity in Income of Subsidiaries, Less Dividends	509,472	465,867	559,337
Federal income tax benefit	13,258	19,853	16,899

Income Before Equity in Income of Subsidiaries, Less Dividends	522,730	485,720	576,236
Equity in income of subsidiaries, less dividends	67,481	135,673	(115,882)

Net Income	$590,211	$621,393	$460,354

*	Eliminated in consolidation.

These condensed financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes of LNC on pages 77 through 127 of LNC’s 2001 Annual Report to Shareholders which are incorporated by reference to Item 8 of the Form 10-K.

LINCOLN NATIONAL CORPORATION

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
STATEMENTS OF CASH FLOWS
Lincoln National Corporation (Parent Company Only)

Year Ended December 31 (000s omitted)	2000	1999	1998

Cash Flows from Operating Activities:
Net Income	$590,211	$621,393	$460,354
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in income of subsidiaries less than (greater than) distributions*	(67,481)	(115,173)	103,060
Equity in undistributed earnings of unconsolidated affiliates	—	—	(3,807)
Realized gain on investments	(18,275)	(20,898)	(13,311)
Federal income taxes	65,501	17,822	19,623
Other	22,616	7,297	(23,004)

Net Adjustments	2,361	(110,952)	82,561

Net Cash Provided by Operating Activities	592,572	510,441	542,915
Cash Flows from Investing Activities:
Net sales (purchases) of investments	(56,058)	69,442	(113,449)
Cash collateral on loaned securities	(72,671)	(38,027)	135,822
Increase in investment in subsidiaries*	(19,900)	(20,364)	(75,242)
Sale of (investment in) unconsolidated affiliate	—	3,517	(7,013)
Proceeds from sale of subsidiaries	141,743	85,000	—
Net (purchase) sale of property and equipment	(205)	225	1,620
Other	64,737	17,095	(62,092)

Net Cash Provided by (Used in) Investing Activities	57,646	116,888	(120,354)
Cash Flows from Financing Activities:
Decrease in long-term debt (includes payments and transfers to short-term debt)	(99,968)	—	—
Issuance of long-term debt	249,220	—	—
Net increase (decrease) in short-term debt	104,968	(122,451)	122,495
Increase in loans from subsidiaries*	(389,909)	(53,089)	27,153
Decrease in loans to subsidiaries*	(104,865)	(83,880)	(100,505)
Increase (decrease) in receivables from subsidiaries	(13,000)	25,500	(69,700)
Increase in Common Stock	225,254	—	—
Common stock issued for benefit plans	90,259	32,741	48,015
Retirement of Common Stock	(503,750)	(210,021)	(377,719)
Dividends paid to shareholders	(230,127)	(222,661)	(218,435)

Net Cash Used in Financing Activities	(671,918)	(633,861)	(568,696)

Net Decrease in Cash	(21,700)	(6,532)	(146,135)
Cash and Invested Cash at Beginning of the Year	342,945	349,477	495,612

Cash and Invested Cash at End-of-Year	$321,245	$342,945	$349,477

*	Eliminated in consolidation.

These condensed financial statements should be read in conjunction with the consolidated financial statements and accompanying footnotes of LNC on pages 77 through 127 of LNC’s 2001 Annual Report to Shareholders which are incorporated by reference to Item 8 of the Form 10-K.

LINCOLN NATIONAL CORPORATION

SCHEDULE III – SUPPLEMENTARY INSURANCE INFORMATION

Column A	Column B	Column C	Column D	Column E	Column F

	Deferred	Insurance		Other Policy
	Acquisition	Policy and	Unearned	Claims and	Premium
Segment	Costs	Claim Reserves	Premiums	Benefits Payable	Revenue (1)

Year Ended December 31, 2001
Annuities	$912,819	$2,653,963	$—	$—	$646,422
Life Insurance	1,265,606	13,049,065	—	—	969,341
Investment Management	—	—	—	—	—
Lincoln UK	587,345	1,426,577	—	—	214,801
Other (incl. consol. adj’s.)	119,541	4,479,664	—	—	1,417,479

Total	$2,885,311	$21,609,269	$—	$—	$3,248,043

Year Ended December 31, 2000
Annuities	$812,465	$2,693,517	$—	$—	$734,426
Life Insurance	1,079,333	12,892,092	—	—	950,692
Investment Management	—	—	—	—	—
Lincoln UK	635,002	1,626,453	—	—	357,798
Other (incl. consol. adj’s.)	543,707	4,516,036	—	—	1,431,637

Total	$3,070,507	$21,728,098	$—	$—	$3,474,553

Year Ended December 31, 1999
Annuities	$848,062	$2,662,945	$—	$—	$639,322
Life Insurance	864,372	12,326,467	—	—	912,597
Investment Management	—	—	—	—	—
Lincoln UK	679,709	1,642,891	—	—	354,525
Other (incl. consol. adj’s.)	408,147	4,292,465	—	—	1,512,676

Total	$2,800,290	$20,924,768	$—	$—	$3,419,120

(1)	Includes insurance fees on universal life and other interest-sensitive products.

LINCOLN NATIONAL CORPORATION

SCHEDULE III – SUPPLEMENTARY INSURANCE INFORMATION (Continued)

Column G	Column H	Column I	Column J	Column K	Column L

			Amortization of	Other
	Net Investment		Deferred Policy	Operating	Premiums
Segment	Income (2)	Benefits	Acquisition Costs	Expenses (2)	Written

Year Ended December 31, 2001
Annuities	$1,369,961	$1,127,747	$131,991	$395,714	$—
Life Insurance	910,166	1,066,968	95,008	308,816	—
Investment Management	53,573	—	—	414,650	—
Lincoln UK	64,787	83,397	31,608	116,673	—
Other (incl. consol. adj’s.)	281,130	1,131,628	111,404	600,895	—

Total	$2,679,617	$3,409,740	$370,011	$1,836,748	$—

Year ended December 31, 2000
Annuities	$1,393,512	$1,120,791	$87,962	$486,945	$—
Life Insurance	871,453	1,017,816	121,583	286,944	—
Investment Management	57,742	—	—	432,068	—
Lincoln UK	70,258	178,545	70,336	213,100	—
Other (incl. consol. adj’s.)	354,153	1,240,008	60,224	698,894	—

Total	$2,747,118	$3,557,160	$340,105	$2,117,951	$—

Year ended December 31, 1999
Annuities	$1,474,173	$1,184,285	$87,477	$475,344	$—
Life Insurance	840,133	1,005,812	97,232	325,180	—
Investment Management	56,884	—	—	412,991	—
Lincoln UK	75,257	306,221	73,316	167,136	—
Other (incl. consol. adj’s.)	361,065	1,308,706	44,024	746,012	—

Total	$2,807,512	$3,805,024	$302,049	$2,126,663	$—

(2)	The allocation of expenses between investments and other operations are based on a number of assumptions and estimates. Results would change if different methods were applied.

LINCOLN NATIONAL CORPORATION

SCHEDULE IV – REINSURANCE

Column A	Column B	Column C	Column D	Column E	Column F

					Percentage
		Ceded	Assumed		of Amount
		to Other	from Other		Assumed
Description	Gross Amount	Companies	Companies	Net Amount	to Net

	(000s omitted)

Year Ended December 31, 2001
Individual life insurance in-force	$255,700,000	$586,500,000	$396,200,000	$65,400,000	605.8%
Premiums:
Life insurance and annuities (1)	$2,552,962	$679,630	$1,034,131	$2,907,463	35.6%
Health insurance	263,607	346,489	423,462	340,580	124.3%

Total	$2,816,569	$1,026,119	$1,457,593	$3,248,043

Year Ended December 31, 2000
Individual life insurance in force	$241,000,000	$191,500,000	$396,100,000	$445,600,000	88.9%
Premiums:
Life insurance and annuities (1)	$2,583,403	$453,537	$934,913	$3,064,779	30.5%
Health insurance	151,204	106,328	364,898	409,774	89.0%

Total	$2,734,607	$559,865	$1,299,811	$3,474,553

Year Ended December 31, 1999
Individual life insurance in force	$221,300,000	$171,100,000	$295,300,000	$345,500,000	85.5%
Premiums:
Life insurance and annuities (1)	$2,363,373	$458,798	$816,046	$2,720,621	30.0%
Health insurance	167,489	162,202	693,212	698,499	99.2%

Total	$2,530,862	$621,000	$1,509,258	$3,419,120

(1)	Includes insurance fees on universal life and other interest-sensitive products.

LINCOLN NATIONAL CORPORATION

SCHEDULE V – VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C		Column D	Column E

		Additions
			Charged to
			Other		Balance
	Balance at	Charged to Costs	Accounts-	Deductions-	at End
Description	Beginning of Period	Expenses (1)	Describe	Describe (2)	of Period

	(000s omitted)

Year Ended December 31, 2001
Deducted from Asset Accounts:
Reserve for Mortgage Loans on Real Estate	$4,907	$736	$—	$(3,432)	$2,211
Included in Other Liabilities:
Investment Guarantees	323	—	—	—	323

Year Ended December 31, 2000
Deducted from Asset Accounts:
Reserve for Mortgage Loans on Real Estate	$4,691	$1,830	$—	$(1,614)	$4,907
Included in Other Liabilities:
Investment Guarantees	323	—	—	—	323

Year Ended December 31, 1999
Deducted from Asset Accounts:
Reserve for Mortgage Loans on Real Estate	$4,794	$807	$—	$(910)	$4,691
Included in Other Liabilities:
Investment Guarantees	323	—	—	—	323

(1)	Excludes charges for the direct write-off of assets.

(2)	Deductions reflect sales or foreclosures of the underlying holdings.

SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 22, 2002.

LINCOLN NATIONAL CORPORATION

By:	/s/ JOHN L. STEINKAMP Name: John L. Steinkamp
Title: Vice President and Associate General Counsel