Form 10-Q
period 2002-03-31
LINCOLN NATIONAL CORP
filed 2002-05-07
CIK 59558

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

          QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934

For quarter ended March 31, 2002                Commission file number 1-6028

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

As of April 26, 2002 LNC had 187,012,859 shares of Common Stock outstanding.

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

Page 1 of 60

PART I - FINANCIAL INFORMATION

Item 1  Financial Statements

LINCOLN NATIONAL CORPORATION


CONSOLIDATED BALANCE SHEETS




                                                              March 31                     December 31
                              (000s omitted)                      2002                            2001
                              --------------                      ----                            ----
ASSETS                                                      (Unaudited)
Investments:
Securities available-for-sale, at fair value:
Fixed maturity (cost 2002 - $28,830,598;
2001 - $27,955,981)                                          $28,840,647                   $28,345,673
Equity (cost 2002 - $398,264;
2001 - $444,398)                                                 438,578                       470,459
Mortgage loans on real estate                                  4,448,153                     4,535,550
Real estate                                                      258,179                       267,882
Policy loans                                                   1,918,000                     1,939,683
Derivative Instruments                                            46,913                        46,445
Other investments                                                412,677                       507,386
                                                             -----------                   -----------
Total Investments                                             36,363,147                    36,113,078

Investment in unconsolidated affiliates                            8,134                         8,134

Cash and invested cash                                         1,699,548                     3,095,480

Property and equipment                                           266,408                       257,518

Deferred acquisition costs                                     3,114,929                     2,885,311

Premiums and fees receivable                                     376,273                       400,076

Accrued investment income                                        577,097                       563,490

Assets held in separate accounts                              44,916,734                    44,833,419

Federal income taxes                                             551,298                        15,117

Amounts recoverable from reinsurers                            6,096,304                     6,030,368

Goodwill                                                       1,211,544                     1,211,794

Other intangible assets                                        1,384,008                     1,412,596

Other assets                                                   1,280,932                     1,174,923
                                                             -----------                   -----------
Total Assets                                                 $97,846,356                   $98,001,304

See notes to consolidated financial statements.





LINCOLN NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

-CONTINUED-


                                                              March 31                   December 31
                              (000s omitted)                      2002                          2001
                              --------------                      ----                          ----
LIABILITIES AND SHAREHOLDERS' EQUITY                                        (Unaudited)
Liabilities:
Insurance and Investment Contract Liabilities:

Insurance policy and claim reserves                        $21,727,118                   $21,609,269

Contractholder funds                                        19,340,042                    19,247,894

Liabilities related to separate accounts                    44,916,734                    44,833,419
                                                           -----------                   -----------
Total Insurance and Investment Contract Liabilities         85,983,894                    85,690,582

Short-term debt                                                510,244                       350,203

Long-term debt                                                 861,826                       861,754

Company-obligated mandatorily redeemable preferred
securities of subsidiary trusts holding solely junior
subordinated debentures                                        376,159                       474,656

Other liabilities                                            3,864,562                     4,216,095

Deferred gain on indemnity reinsurance                       1,118,573                     1,144,530
                                                           -----------                   -----------
Total Liabilities                                           92,715,258                    92,737,820

Shareholders' Equity:
Series A preferred stock-10,000,000 shares authorized
(3/31/02 liquidation value - $1,777)                               735                           762

Common stock - 800,000,000 shares authorized                 1,307,316                     1,255,112

Retained earnings                                            3,824,612                     3,834,427

Accumulated Other Comprehensive Income:
Foreign currency translation adjustment                        (20,830)                       (8,062)
Net unrealized gain on securities available-for-sale            31,835                       195,681
Net unrealized gain on derivative instruments                   22,643                        21,523
Minimum pension liability adjustment                           (35,213)                      (35,959)
                                                           -----------                   -----------
Total Accumulated Other Comprehensive Income                    (1,565)                      173,183
                                                           -----------                   -----------
Total Shareholders' Equity                                   5,131,098                     5,263,484

Total Liabilities and Shareholders' Equity                 $97,846,356                   $98,001,304

See notes to consolidated financial statements.




LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

                                                                           Three Months Ended
                                                                                March 31
(000s omitted, except per share amounts)                                2002                2001
----------------------------------------                                ----                ----
                                                                              (Unaudited)
Revenue:

Insurance premiums                                                   $77,120            $506,981
Insurance fees                                                       361,073             406,432
Investment advisory fees                                              48,010              49,421
Net investment income                                                648,125             673,741
Equity in earnings of unconsolidated affiliates                           --                 895
Realized loss on investments and derivative instruments             (103,343)            (20,658)
Other revenue and fees                                                95,455              81,983
                                                                 -----------         -----------
Total Revenue                                                      1,126,440           1,698,795

Benefits and Expenses:

Benefits                                                             603,396             906,658
Underwriting, acquisition, insurance and other expenses              392,193             536,614
Interest and debt expense                                             24,806              34,447
                                                                 -----------         -----------

Total Benefits and Expenses                                        1,020,395           1,477,719
                                                                 -----------         -----------
Income Before Federal Income Taxes and Cumulative Effect of
Accounting Change                                                    106,045             221,076

Federal income taxes                                                  11,594              56,575
                                                                 -----------         -----------
Income Before Cumulative Effect of Accounting Change                  94,451             164,501

Cumulative effect of accounting change for derivative
instruments (net of Federal income taxes)                                 --              (4,297)
                                                                 -----------         -----------
Net Income                                                           $94,451            $160,204

Net Income Per Common Share-Basic                                      $0.51               $0.85
Net Income Per Common Share-Diluted                                    $0.49               $0.83

See notes to consolidated financial statements.





LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                                  Three Months Ended March 31
                                                                   Number of Shares                           Amounts
         (000s omitted, except per share amounts)           2002                      2001          2002                    2001
         ----------------------------------------           ----                      ----          ----                    ----
                                                                     (Unaudited)                            (Unaudited)
Series A Preferred Stock:
Balance at beginning-of-year                              23,034                    25,980          $762                    $857
Conversion into common stock                                (826)                    (998)           (27)                    (32)
                                                     -----------              -----------    -----------             -----------
Balance at March 31                                       22,208                   24,982            735                     825

Common Stock:
Balance at beginning-of-year                         186,943,738              190,748,050      1,255,112               1,003,651
Conversion of series A preferred stock                    13,216                   15,968             27                      32
Issued for benefit plans                               1,605,929                  494,486         58,891                   7,974
Retirement of common stock                            (1,000,000)              (3,550,000)        (6,714)                (18,284)
                                                     -----------              -----------    -----------             -----------
Balance at March 31                                  187,562,883              187,708,504      1,307,316                 993,373

Retained Earnings:
Balance at beginning-of-year                                                                   3,834,427               3,915,598

Comprehensive income (loss)                                                                      (80,297)                344,067
Less other comprehensive income (loss):
Foreign currency translation adjustment                                                          (12,768)                (17,767)
Net unrealized gain (loss) on
securities available-for-sale                                                                   (163,846)                178,357
Net unrealized gain on derivative instruments                                                      1,120                  23,273
Minimum pension liability adjustment                                                                 746                      --
                                                                                             -----------             -----------
Net Income                                                                                        94,451                 160,204

Retirement of common stock                                                                       (44,214)               (133,476)

Dividends declared:
Series A preferred ($0.75 per share)                                                                 (16)                    (19)
Common stock (2002-$0.320; 2001-$0.305)                                                          (60,036)                (57,985)
                                                                                             -----------             -----------
Balance at March 31                                                                            3,824,612               3,884,322


LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Continued)

                                                                                                   Three Months Ended March 31
                                                                                                             Amounts
         (000s omitted from dollar amounts)                                                         2002                    2001
         ----------------------------------------                                                   ----                    ----
                                                                                                            (Unaudited)
Foreign Currency Translation Adjustment:
Accumulated adjustment at
beginning-of-year                                                                                $(8,062)                $21,930
Change during the period                                                                         (12,768)                (17,767)
                                                                                             -----------             -----------
Balance at March 31                                                                              (20,830)                  4,163
                                                                                             -----------             -----------
Net Unrealized Gain (Loss) on
Securities Available-for-Sale:
Balance at beginning-of-year                                                                     195,681                  12,048
Change during the period                                                                        (163,846)                178,357
                                                                                             -----------             -----------
Balance at March 31                                                                               31,835                 190,405
                                                                                             -----------             -----------
Net Unrealized Gain (Loss) on Derivative Instruments:
Balance at beginning-of-year                                                                      21,523                      --
Cumulative effect of accounting change                                                                --                  17,584
Change during the period                                                                           1,120                   5,689
                                                                                             -----------             -----------
Balance at March 31                                                                               22,643                  23,273
                                                                                             -----------             -----------
Minimum Pension Liability Adjustment:
Balance at beginning-of-year                                                                     (35,959)                     --
Change during the period                                                                             746                      --
                                                                                             -----------             -----------
Balance at March 31                                                                              (35,213)                     --

Total Shareholders' Equity
at March 31                                                                                   $5,131,098              $5,096,361

Common Stock at End of Quarter:
Assuming conversion of preferred stock                                                       187,918,211             188,108,216
Diluted basis                                                                                191,742,757             191,337,443

See notes to consolidated financial statements.




LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                      Three Months Ended
                                                                                                           March 31
                                         (000s omitted)                                               2002           2001
                                         --------------                                               ----           ----
Cash Flows from Operating Activities:                                                                    (Unaudited)
Net income                                                                                         $94,451       $160,204
Adjustments to reconcile net income to net cash
(used in) provided by operating activities:
Deferred acquisition costs                                                                         (77,044)       (54,907)
Premiums and fees receivable                                                                        23,803         13,929
Accrued investment income                                                                          (13,607)       (35,460)
Policy liabilities and accruals                                                                    (44,231)      (309,268)
Contractholder funds                                                                               224,134        354,675
Amounts recoverable from reinsurers                                                                (65,937)        41,333
Deferred Federal income taxes                                                                       80,785            221
Federal income taxes paid from proceeds of disposition                                            (516,152)            --
Other liabilities                                                                                  (69,967)        81,475
Provisions for depreciation                                                                         19,142         24,355
Amortization of goodwill                                                                                --         10,870
Amortization of other intangible assets                                                             23,519         37,588
Realized loss on investments                                                                       103,343         27,267
Other                                                                                              (30,510)         3,064
                                                                                               -----------    -----------
Net Adjustments                                                                                   (342,722)       195,142
                                                                                               -----------    -----------
Net Cash (Used in) Provided by Operating Activities                                               (248,271)       355,346

Cash Flows from Investing Activities:
Securities-available-for-sale:
Purchases                                                                                       (3,618,731)    (2,233,378)
Sales                                                                                            2,035,756      1,450,930
Maturities                                                                                         606,315        712,990
Purchase of other investments                                                                     (206,175)      (335,968)
Sale or maturity of other investments                                                              405,198        330,881
(Decrease) Increase in cash collateral on loaned securities                                       (122,004)       185,431
Property and equipment purchases                                                                        --        (69,185)
Property and equipment sales                                                                            --         36,521
Other                                                                                             (157,875)       (93,215)
                                                                                               -----------    -----------
Net Cash Used in Investing Activities                                                           (1,057,516)       (14,993)

Cash Flows from Financing Activities:
Retirement/call of preferred securities of subsidiary trusts                                       (98,497)            --
Net increase in short-term debt                                                                    160,041        102,332
Universal life and investment contract deposits1,                                                1,271,083        896,801
Universal life and investment contract withdrawals                                                (993,003)    (1,058,078)
Investment contract transfers                                                                     (246,000)         5,000
Common stock issued for benefit plans                                                               58,890          7,974
Retirement of common stock                                                                         (50,928)      (148,637)
Other liabilities - retirement of common stock                                                    (131,890)            --
Dividends paid to shareholders                                                                     (59,841)       (57,968)
                                                                                               -----------    -----------
Net Cash Used in Financing Activities                                                              (90,145)      (252,576)
                                                                                               -----------    -----------

Net (Decrease) Increase in Cash and Invested Cash                                               (1,395,932)        87,777

Cash and Invested Cash at Beginning-of-Year                                                      3,095,480      1,927,393
                                                                                               -----------    -----------
Cash and Invested Cash at March 31                                                              $1,699,548     $2,015,170

See notes to consolidated financial statements.



LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Basis of Presentation

The accompanying consolidated financial statements include Lincoln National Corporation ("LNC") and its majority-owned subsidiaries. Through subsidiary companies, LNC operates multiple insurance and investment management businesses. The collective group of companies uses "Lincoln Financial Group" as its marketing identity. Operations are divided into four business segments. Less than majority-owned entities in which LNC has at least a 20% interest are reported on the equity basis. These unaudited consolidated statements have been prepared in conformity with accounting principles generally accepted in the United States, except that they do not contain complete notes. However, in the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the results. These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes incorporated by reference into LNC's latest annual report on Form 10-K for the year ended December 31, 2001.

Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2002.

2. Change in Accounting Principle

Accounting for Business Combinations and Goodwill and Other Intangible Assets. In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("FAS 141"), and No. 142, "Goodwill and Other Intangible
Assets" ("FAS 142").   FAS 141 is effective for all business combinations
initiated after June 30, 2001, and FAS 142 is effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized, but are subject to impairment tests conducted at least annually in accordance with the new standards. Intangible assets that do not have indefinite lives continue to be amortized over their estimated useful lives. LNC adopted FAS 142 on January 1, 2002. After consideration of the provisions of the new standards regarding proper classification of goodwill and other intangible assets on the consolidated balance sheet, LNC did not reclassify any goodwill or other intangible balances held as of January 1, 2002.

In accordance with the transition provisions of FAS 142, LNC is working on the first step of the transitional goodwill impairment test and must have this completed by June 30, 2002. The valuation techniques being used by LNC to estimate the fair value of the group of assets comprising the different reporting units vary based on the characteristics of each reporting unit's business and operations. A discounted cash flow model is being used to assess the goodwill in LNC's Life Insurance, Lincoln Retirement and Lincoln UK segments and a valuation technique combining multiples of revenues, earnings before interest, taxes, depreciation and amortization ("EBITDA") and assets under management is being used to assess the goodwill in LNC's Investment Management segment. The preliminary results of the first step of the test indicate that LNC does not have impaired goodwill. The fair value calculated for each reporting unit on a preliminary basis exceeds the carrying value of each reporting unit. As a result, LNC does expect to conduct the second step of the transitional goodwill impairment test for its reporting units. Step two would require the determination of the implied fair value of goodwill (i.e., the difference between the total fair value of the reporting unit determined in step one and the fair value determined for all individual assets and liabilities of the reporting unit excluding goodwill). If the implied fair value of goodwill is less than the carrying value of goodwill then goodwill is impaired by the amount of the difference. During the transition period for adoption of FAS 142, any resulting impairment loss is recognized as the cumulative effect of a change in accounting principle. As a result of the application of the non-amortization provisions of the new standards, LNC had an increase in net income of $10.43 million ($0.05 per common share on a fully diluted basis) in the first quarter of 2002 and is expecting an increase in net income of $41.7 million ($0.22 per common share based on the average diluted shares for the three months ended March 31, 2002) in 2002.

During the three months ended March 31, 2002, the only change in the carrying value of goodwill in total and for the Lincoln UK segment was the change in value for the translation of the Lincoln UK balance from British pounds to U.S. dollars based on the prevailing exchange rate as of the balance sheet date. The carrying amount of goodwill by reportable segment as of March 31, 2002 is as follows:




(in millions)                                        March 31, 2002
-------------                                        --------------
Lincoln Retirement Segment                                $43.9
Life Insurance Segment                                    855.1
Investment Management Segment                             300.7
Lincoln UK Segment                                         11.8
                                                      ---------
Total                                                  $1,211.5

The reconciliation of reported net income to adjusted net income is as follows:



                                                        Three Months Ended            Year Ended December 31,
(in millions except per share amounts)                   March 31, 2001               2001               2000
Reported Net Income                                         $160.2                  $590.2             $621.4
Add back: Goodwill Amortization (after-tax)                   10.9                    43.4               45.1
                                                          --------                --------             ------
Adjusted Net Income                                         $171.1                  $633.6             $666.5

Earnings Per Common Share - Basic:
Reported Net Income                                          $0.85                   $3.13              $3.25
Add back: Goodwill Amortization (after-tax)                   0.06                    0.23               0.24
                                                          --------                --------             ------
Adjusted Net Income                                          $0.91                   $3.36              $3.49

Earnings Per Common Share - Diluted:
Reported Net Income                                          $0.83                   $3.05              $3.19
Add-back: Goodwill Amortization (after-tax)                   0.06                    0.22               0.23
                                                          --------                --------             ------
Adjusted Net Income                                          $0.89                   $3.27              $3.42

For intangible assets subject to amortization, the total gross carrying amount and accumulated amortization in total and for each major intangible asset class by segment are as follows:


                                           As of March 31, 2002           As of December 31, 2001
                                        Gross                           Gross
                                        Carrying      Accumulated       Carrying      Accumulated
(in millions)                           Amount        Amortization      Amount        Amortization
                                        --------      ------------      --------      ------------
Amortized Intangible Assets:
Lincoln Retirement Segment:
Present value of in-force                 $225.0             $74.3        $225.0             $70.5
Life Insurance Segment:
Present value of in-force               $1,254.2            $307.1      $1,254.2            $290.2
Investment Management Segment:
Client lists                              $103.6             $55.7        $103.6             $53.6
Non-compete agreements*                       --                --           2.3               2.2
                                        --------          --------      --------          --------
                                           103.6              55.7        $105.9             $55.8
Lincoln UK Segment:
Present value of in-force**               $304.8             $66.5        $311.2             $67.2
                                        --------          --------      --------          --------
Total                                   $1,887.6            $503.6      $1,896.3            $483.7

* The non-compete agreements included in the Investment Management segment as of December 31, 2001 were fully amortized during the first quarter of 2002. Thus, the gross carrying amount of Total
Amortized Intangible Assets at March 31, 2002 is less than the amount at December 31, 2001.

** The gross carrying amount and accumulated amortization of the present value of in-force for the
Lincoln UK segment changed from December 31, 2001 to March 31, 2002 due to the translation of the balance from British pounds to U.S. dollars based on the prevailing exchange rate as of the balance sheet dates.


The aggregate amortization expense for other intangible assets for the three months ended March 31, 2002 and 2001 was $23.5 million and $37.6 million, respectively. The aggregate amortization expense for other intangible assets for the year ended December 31, 2001 and 2000 was $113.1 million and $132.6 million, respectively.

Future estimated amortization of other intangible assets is as follows (in millions):

2002 - $117.6                 2003 - $111.8                2004 - $107.5
2005 -  103.8                 2006 -  100.0                Thereafter - 871.9

Accounting for the Impairment or Disposal of Long-lived Assets. In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations" for a disposal of a segment of a business. FAS 144 is effective for fiscal years beginning after December 15, 2001. LNC adopted FAS 144 on January 1, 2002 and the adoption of the Statement did not have a material impact on the consolidated financial position and results of operations of LNC.

3. Federal Income Taxes

The effective tax rate on net income is lower than the prevailing corporate federal income tax rate. The difference for both 2002 and 2001 resulted principally from tax-preferred investment income.

4. Underwriting, Acquisition, Insurance and Other Expenses

Details underlying the income statement caption, "Underwriting, Acquisition, Insurance and Other Expenses," are as follows:

                                                 Three Months Ended
                                                      March 31
(in millions)                                 2002             2001
-------------                                 ----             ----
Commissions                                 $144.2           $216.9
Other volume related expenses                 54.7             41.8
Operating and administrative expenses        208.5            248.9
Deferred acquisition costs amortized less
acquisition costs deferred                   (77.0)           (54.9)
Goodwill amortization                           --             10.9
Restructuring charges                           --              1.0
Other                                         61.8             72.0
                                          --------           ------
Total                                       $392.2           $536.6

5. Restrictions, Commitments and Contingencies

Statutory Restriction. LNC's primary insurance subsidiary, The Lincoln National Life Insurance Company ("LNL") acquired a block of individual life insurance and annuity business from CIGNA Corporation in January 1998 and a block of individual life insurance from Aetna Inc. in October 1998. These acquisitions were structured as indemnity reinsurance transactions. The statutory accounting regulations do not allow goodwill to be recognized on indemnity reinsurance transactions and therefore, the related statutory ceding commission flows through the statement of operations as an expense resulting in a reduction of statutory earned surplus. As a result of these acquisitions, LNL's statutory earned surplus was negative.

LNC's insurance subsidiaries are subject to certain insurance department regulatory restrictions as to the transfer of funds and payment of dividends to the holding company. Generally, these restrictions pose no
short-term liquidity concerns for the holding company.   As a result of
negative statutory earned surplus, LNL was required to obtain the prior approval of the Indiana Insurance Commissioner ("Commissioner") before paying any dividends to LNC until its statutory earned surplus became positive. During the first quarter of 2002, LNL received approval from the Commissioner to reclassify total dividends of $495 million paid to LNC in 2001 from LNL's earned surplus to paid-in-capital. This change plus the increase in statutory earned surplus from the indemnity reinsurance transaction with Swiss Re resulted in positive statutory earned surplus for LNL at December 31, 2001. Future dividends will be deemed ordinary and will not require prior approval from the Commissioner, provided LNL's earned surplus remains positive and such dividends do not exceed the standard limitation of the greater of 10% of total surplus or the amount of statutory earnings generated in the prior year. No dividends were paid by LNL to LNC during the first quarter of 2002.

Net income for the year ended December 31, 2001 and shareholders' equity as of December 31, 2001 as determined in accordance with statutory accounting practices for LNC's insurance subsidiaries were $0.306 billion and $3.937 billion, respectively. Statutory net income for 2001 excluding LNC's foreign life reinsurance companies was $0.280 billion.

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

Reinsurance Contingencies. Swiss Re acquired LNC's reinsurance operations on December 7, 2001. The transaction structure involved a series of indemnity reinsurance transactions combined with the sale of certain stock companies that comprised LNC's reinsurance operation. Under the indemnity reinsurance agreements, Swiss Re reinsured certain liabilities and obligations of LNC. Because LNC is not relieved of its legal liability to the ceding companies, in accordance with Statement of Financial Accounting Standards No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts" ("FAS 113"), the liabilities and obligations associated with the reinsured contracts remain on the consolidated balance sheets of LNC with a corresponding reinsurance receivable from Swiss Re.

LNC and Swiss Re have not agreed upon the final closing financial statements associated with the December 7, 2001 transactions. There are currently disputed matters of approximately $500 million relating primarily
to personal accident business reserves and recoverables.    LNC's ongoing
indemnification to Swiss Re on the underlying reinsurance business is limited to the personal accident business. Pursuant to the purchase agreement, LNC's exposure is capped at $100 million ($65 million after-tax) for net future payments under the personal accident programs in excess of $148 million, which represents the personal accident liabilities net of the assets held for reinsurance recoverables at December 31, 2000. Up to $200 million of net payments in excess of the net liabilities will be shared on a 50/50 basis between LNC and Swiss Re. LNC has no continuing indemnification risk to Swiss Re on other reinsurance lines of business including disability income, HMO excess-of-loss, group carrier medical and property and casualty reinsurance lines.

Additional matters totaling approximately $270 million have been raised by Swiss Re which if sustained as asserted would effectively result in a transfer of assets from LNC without an assumption of the related liabilities by Swiss Re. LNC and Swiss Re are continuing to discuss a variety of means for resolving the total of approximately $770 million of disputed matters, including potential approaches for settlement. At this point, LNC and Swiss Re differ on whether the disputed matters should be decided by a very narrow dispute resolution process set forth in the contract or by litigation, should continuing settlement discussions prove unproductive. On April 24, 2002, Swiss Re filed a legal action intended to compel LNC to submit a number of disputed matters to this dispute resolution process. LNC contends that such dispute resolution process is not an appropriate approach for resolution of certain of these disputed matters. If the parties are unable to reach agreement, and these matters are resolved by either the contractual dispute resolution process or litigation, the timetable for an ultimate resolution of these matters may remain uncertain for some time.

Upon reaching agreement as to the final closing financial statements, it is possible that LNC could record adjustments to realized gain or loss on the sale of subsidiaries, to net income, or to the amount of deferred gain associated with the Swiss Re transaction. Another aspect of a potential dispute resolution could result in LNC agreeing to transfer assets to Swiss Re until the adequacy of certain reserves and related recoverables can be determined. In that event, LNC's future investment income would be reduced to the extent that any such dispute resolution would result in Swiss Re's retention of the related investment income during the time that Swiss Re would hold the invested assets. While uncertainty exists as to how these disputed matters will finally be resolved, at the present time LNC believes the amounts reported within LNC's consolidated financial statements represent the best estimate of the ultimate outcome of Swiss Re's acquisition of LNC's reinsurance business.

While LNC has limited its indemnification to Swiss Re, as previously noted, under FAS 113 LNC will continue to report the reserves subject to the indemnity reinsurance agreements with Swiss Re on LNC's consolidated balance sheet with an offsetting reinsurance recoverable from Swiss Re. In particular, the reserves for the personal accident business are based on various estimates that are subject to considerable uncertainty, including the potential for settlements or litigation. Accordingly, the reserves for the personal accident business may prove to be deficient or excessive. In the event that future developments indicate that the reserves related to the personal accident business should be adjusted, LNC would be required under FAS 113 to recognize the changes in reserves in earnings in the period of change. Any change to the reinsurance recoverable from Swiss Re would be recorded as an adjustment to the amount of deferred gain.

In addition to the transactions completed on December 7, 2001, LNC has the right to "put" its interest in a subsidiary company containing LNC's disability income reinsurance business to Swiss Re during May 2002 for $10 million. Developments on the underlying disability income reinsurance business will not affect the price at which LNC may put the subsidiary company to Swiss Re. LNC is free to market this company to other buyers. If, prior to May 31, 2002, LNC is unable to sell this company to other bidders for more than $10 million, LNC intends to exercise the Swiss Re put. The $10 million exercise price is approximately equal to LNC's book basis in the subsidiary.

United Kingdom Selling Practices. Various selling practices of the Lincoln UK operations have come under scrutiny by the UK regulators in recent years. These selling practices include the sale and administration of individual pension products, mortgage endowments and the selling practices of City Financial Partners Limited ("CFPL"), a subsidiary company purchased in December 1997. Regarding the sale and administration of pension products to individuals, regulatory agencies have raised questions as to what constitutes appropriate advice to individuals who bought pension products as an alternative to participation in an employer-sponsored plan. In cases of inappropriate advice, an extensive investigation may have to be done and the individual put in a position similar to what would have been attained if the individual had remained in the employer-sponsored plan.

With regard to mortgage endowments, on November 30, 2000, UK regulators issued a paper containing draft guidelines explaining how mortgage endowment policyholders would be compensated in instances where it is determined that mis-selling occurred. This release also indicated that an extensive analysis is underway of mortgage endowment products offered by insurance companies in the UK marketplace since 1988. Where the results of this analysis indicate that products are designed in a way that could lead to potential mis-selling, UK regulators are contacting companies to review sales practices.

Lincoln UK received a letter from UK regulators on February 8, 2001, raising concerns with certain mortgage endowment products sold by British National Life Assurance Company ("BNLA"). The specific policies at issue were sold between the period of July 1988 through March 1994. Lincoln UK acquired BNLA from Citibank in August of 1993. Less than 6,000 of these BNLA policies remain in force.

In their letter and in subsequent discussions, UK regulators are contending that BNLA's sales literature was written in a manner that provides a contractual warranty that, if certain assumptions are achieved, the mortgage endowment would grow to a balance sufficient to repay the contractholder's mortgage. LNC strongly disagrees that any contractual warranties were made in the sale of these mortgage endowment policies. In August of 2001, LNC reaffirmed its position in a letter to the UK regulators. In March of 2002, LNC received a letter saying that the UK regulators had appointed enforcement investigators to review BNLA's use of charges. This change was not a result of anything LNC had done to resolve this matter, but was a formality according to the UK regulators, reflecting how they wish to proceed with these matters across the entire industry. They want to obtain more information to be able to understand the background of the arguments. Accordingly, LNC has been asked to provide a significant amount of data about BNLA mortgage endowments and their charging structure. LNC is prepared to proceed with all available means of resolution, including pursuing regulatory, administrative and legal means of concluding this matter.

Following allegations made by the UK Consumers' Association (an organization which acts on behalf of consumers of goods and services provided in the UK) concerning various selling practices of CFPL, LNC has completed an internal review of 5,000 ten-year savings plans sold by CFPL during the period September 1, 1998 to August 31, 2000. The results of LNC's internal review are currently being discussed with the regulator. At this stage of discussion, it appears that the regulator will require LNC to complete additional review procedures before it will approve a resolution of these matters. The timetable and specific actions that may be involved in these additional review procedures are under current discussion with the regulator.

At March 31, 2002 and December 31, 2001, the aggregate liability associated with Lincoln UK selling practices was $134.1 million and $164.3 million, respectively. The reserves for these issues are based on various estimates that are subject to considerable uncertainty. Accordingly, the aggregate liability may prove to be deficient or excessive. However, it is management's opinion that future developments regarding Lincoln UK selling practices will not materially affect the consolidated financial position of LNC.

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

During the fourth quarter of 2000, LNL reached an agreement in principle to settle all class action lawsuits alleging fraud in the sale of LNL non-variable universal life and participating whole life insurance policies. It requires that LNL provide benefits and a claim process to policyholders who purchased non-variable universal life and participating whole life policies between January 1, 1981 and December 31, 1998. The settlement covers approximately 431,000 policies. Owners of approximately 4,300 policies have excluded themselves (opted-out) from the settlement and, with respect to these policies, will not be bound by the settlement. Total charges recorded during 2000 for this settlement aggregated $42.1 million after-tax ($64.7 million pre-tax). With the court's approval of the settlement in the second quarter of 2001 and the expiration in the third quarter of 2001 of the time to file an appeal, the case was concluded for all policyholders not previously opting out. During the third quarter of 2001, settlement was reached with some of the owners of policies who opted-out of the original settlement. Overall, the third quarter developments relating to these matters were slightly favorable when compared to the assumptions underlying the estimates made in 2000 when the related charges were taken; however, there is continuing uncertainty as to the ultimate costs of settling the remaining opt-out cases. It is management's opinion that such future developments will not materially affect the consolidated financial position of LNC.

For discussion of legal proceedings related to LNC's sale of its former reinsurance business to Swiss Re, refer to the discussion of Reinsurance Contingencies above.

State guaranty funds assess insurance companies to cover losses to policyholders of insolvent or rehabilitated companies. Mandatory assessments may be partially recovered through a reduction in future premium taxes in some states. LNC has accrued for expected assessments net of estimated future premium tax deductions.

Derivatives. LNC maintains an overall risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate risk, foreign currency risk, equity risk, and credit risk. LNC assesses these risks by continually identifying and monitoring changes in interest rate exposure, foreign currency exposure, equity market exposure, and credit exposure that may adversely impact expected future cash flows and by evaluating hedging opportunities. Derivative instruments that are currently used as part of LNC's interest rate risk management strategy include interest rate swaps, interest rate caps and swaptions. Derivative instruments that are used as part of LNC's foreign currency risk management strategy include foreign currency swaps and foreign exchange forwards. Call options on LNC stock are used as part of LNC's equity market risk management strategy. LNC also uses credit default swaps as part of its credit risk management strategy.

By using derivative instruments, LNC is exposed to credit and market risk. If the counterparty fails to perform, credit risk is equal to the extent of the fair value gain in the derivative. When the fair value of a derivative contract is positive, this generally indicates that the counterparty owes LNC and, therefore, creates a payment risk for LNC. When the fair value of a derivative contract is negative, LNC owes the counterparty and therefore LNC has no payment risk. LNC minimizes the credit (or payment) risk in derivative instruments by entering into transactions with high quality counterparties that are reviewed periodically by LNC. LNC also maintains a policy of requiring that all derivative contracts be governed by an International Swaps and Derivatives Association ("ISDA") Master Agreement.

LNC and LNL are required to maintain minimum ratings as a matter of routine practice in negotiating ISDA agreements. Under the majority of ISDA agreements and as a matter of policy, LNL has agreed to maintain financial strength or claims-paying ratings of S&P BBB and Moody's Baa2. A downgrade below these levels would result in termination of the derivatives contract at which time any amounts payable by LNC would be dependent on the market value of the underlying derivative contract. In certain transactions, LNC and the counterparty have entered into a collateral support agreement requiring LNC to post collateral upon significant downgrade. LNC is required to maintain long-term senior debt ratings of S&P BBB- and Moody's Baa3. LNC also requires for its own protection minimum rating standards for counterparty credit protection. LNL is required to maintain financial strength or claims-paying ratings of S&P A- and Moody's A3 under certain ISDA agreements, which collectively do not represent material notional exposure. LNC does not believe the inclusion of termination or collateralization events pose any material threat to its liquidity position.

Market risk is the adverse effect that a change in interest rates, currency rates, implied volatility rates, or a change in certain equity indexes or instruments has on the value of a financial instrument. LNC manages the market risk by establishing and monitoring limits as to the types and degree of risk that may be undertaken.

LNC's derivative instruments are monitored by its risk management committee as part of that committee's oversight of LNC's derivative activities. LNC's derivative instruments committee is responsible for implementing various hedging strategies that are developed through its analysis of financial simulation models and other internal and industry sources. The resulting hedging strategies are then incorporated into LNC's overall risk management strategies.

6. Segment Disclosures

LNC has four business segments: Lincoln Retirement (formerly known as the Annuities segment), Life Insurance, Investment Management and Lincoln UK. LNC's reinsurance business was acquired by Swiss Re in December 2001. As the majority of the business acquired by Swiss Re was via indemnity reinsurance agreements, LNC is not relieved of its legal
liability to the ceding companies for this business.   This means that
the liabilities and obligations associated with the reinsured contracts remain on the balance sheets of LNC with a corresponding reinsurance receivable from Swiss Re. In addition, the gain resulting from the indemnity reinsurance portion of the transaction was deferred and is being amortized into earnings at the rate that earnings on the reinsured business are expected to emerge, over a period of seven to 15 years on a declining basis. The ongoing management of the indemnity reinsurance contracts and the reporting of the deferred gain are now within LNC's Other Operations. Given the lengthy period of time over which LNC will continue to amortize the deferred gain, and the fact that related assets and liabilities will continue to be reported on LNC's financial statements, the historical results for the Reinsurance segment prior to the close of the transaction with Swiss Re are not reflected in discontinued operations, but as a separate line in Other Operations.
The results for the former Reinsurance segment for 2001 are for the eleven months ended November 30, 2001.



The following tables show financial data by segment:
                                                                    Three Months Ended                  Year Ended
                                                                        March 31                        December 31
                                    (in millions)                  2002              2001           2001           2000
                                    -------------                  ----              ----           ----           ----
Revenue:
Lincoln Retirement                                              $453.0             $510.4       $1,968.3       $2,133.7
Life Insurance                                                   423.9              459.6        1,840.6        1,819.0
Investment Management                                            103.5              112.3          433.7          490.3
Lincoln UK                                                        53.6               84.9          293.3          438.2
Other Operations (includes consolidating adjustments)             92.4              531.6        1,844.7        1,970.3
                                                              --------           --------       --------       --------
Total                                                         $1,126.4           $1,698.8       $6,380.6       $6,851.5

Income (Loss) before Federal Income Taxes and
Cumulative Effect of Accounting Changes:
Lincoln Retirement                                               $46.6              $95.3         $312.8         $438.0
Life Insurance                                                    63.7               99.2          369.8          392.7
Investment Management                                              8.1                3.5           19.1           58.2
Lincoln UK                                                        10.4               19.6           61.6          (23.7)
Other Operations (includes interest expense)                     (22.8)               3.5            0.8          (28.9)
                                                              --------           --------       --------       --------
Total                                                           $106.0             $221.1         $764.1         $836.3

Federal Income Taxes (Credits):
Lincoln Retirement                                               $(1.0)             $15.1          $36.3          $79.4
Life Insurance                                                    19.5               36.0          131.2          143.4
Investment Management                                              1.1                1.5            7.2           21.2
Lincoln UK                                                        (0.4)               4.8           (7.3)         (10.5)
Other Operations                                                  (7.7)              (0.8)          (9.1)         (18.6)
                                                              --------           --------       --------       --------
Total                                                            $11.5              $56.6         $158.3         $214.9

Net Income (Loss):
Lincoln Retirement                                               $47.6              $80.2         $276.5         $358.6
Life Insurance                                                    44.2               63.2          238.6          249.3
Investment Management                                              7.0                2.0           11.9           37.0
Lincoln UK                                                        10.8               14.8           68.9          (13.2)
Other Operations (includes interest expense)                     (15.1)               4.3            9.9          (10.3)
                                                              --------           --------       --------       --------
Income before Cumulative Effect of
Accounting Changes                                                94.5              164.5          605.8          621.4
Cumulative effect of accounting changes (after-tax)                 --               (4.3)         (15.6)            --
                                                              --------           --------       --------       --------
Net Income                                                       $94.5             $160.2         $590.2         $621.4


                                                              March 31          December 31          December 31
(in millions)                                                     2002                 2001                 2000
Assets:
Lincoln Retirement                                           $57,963.6            $56,888.2            $60,267.1
Life Insurance                                                18,450.5             18,409.7             17,939.1
Investment Management                                          1,413.2              1,460.5              1,439.0
Lincoln UK                                                     7,716.1              7,788.8              8,763.7
Other Operations                                              12,303.0             13,454.1             11,435.2
                                                            ----------           ----------           ----------
Total                                                        $97,846.4            $98,001.3            $99,844.1



7. Earnings Per Share

Per share amounts for net income are shown in the income statement using
1) an earnings per common share basic calculation and 2) an earnings per
common share-assuming dilution calculation.   Reconciliations of the
factors used in the two calculations are as follows:



                                                                               Three Months Ended
                                                                                    March 31
                                                                        2002                           2001
Numerator: [in millions]                                                ----                           ----
Net income
as used in basic calculation                                           $94.5                         $160.2
Dividends on convertible preferred stock                                 *                              *
Numerator: [in millions]                                              ------                         ------
Net income, as used in diluted calculation                             $94.5                         $160.2
* Less than $100,000.

Denominator: [number of shares]
Weighted-average shares, as used in basic calculation            186,848,304                    189,136,796
Shares to cover conversion of preferred stock                        359,880                        412,636
Shares to cover restricted stock                                      44,793                         11,865
Average stock options outstanding during the period               18,194,632                     15,217,256
Assumed acquisition of shares with assumed proceeds
and tax benefits from exercising stock options
(at average market price during the period)                      (14,566,174)                   (11,805,562)
Average deferred compensation shares                                 837,693                        727,726
Numerator: [in millions]                                        ------------                   ------------
Weighted-average shares, as used in diluted calculation          191,719,128                    193,700,717

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



8. Divestiture

On December 7, 2001, Swiss Re acquired LNC's reinsurance operation for $2.0 billion. In addition, LNC retained the capital supporting the
reinsurance operation.   After giving affect to the increased levels of
capital needed within the Life Insurance and Lincoln Retirement segments that result from the change in the ongoing mix of business under LNC's internal capital allocation models, the disposition of LNC's reinsurance operation has freed-up approximately $100 million of capital. The transaction structure involved a series of indemnity reinsurance transactions combined with the sale of certain stock companies that comprised LNC's reinsurance operation. An immediate gain of $15.0 million after-tax was recognized on the sale of the stock companies.

Under the indemnity reinsurance agreements, Swiss Re reinsured certain liabilities and obligations of LNC. Because LNC is not relieved of its legal liability to the ceding companies, in accordance with FAS 113, the liabilities and obligations associated with the reinsured contracts remain on the consolidated balance sheets of LNC with a corresponding reinsurance receivable from Swiss Re.

A gain of $723.1 million ($1.1 billion pre-tax) was generated under the indemnity reinsurance agreements. This gain was recorded as a deferred gain on LNC's consolidated balance sheet in accordance with the requirements of FAS 113 and is being amortized into earnings at the rate that earnings on the reinsured business are expected to emerge, over a period of seven to 15 years on a declining basis. During December 2001 and the quarter ended March 31, 2002, LNC recognized in Other Operations $5.0 million ($7.9 million pre-tax) and $14.4 million ($22.1 million pre-tax), respectively, of deferred gain amortization. In addition, in December 2001, LNC recognized $7.9 million ($12.5 million pre-tax) of accelerated deferred gain amortization relating to the fact that certain Canadian indemnity reinsurance contracts were novated after the sale, but prior to December 31, 2001. During the first quarter of 2002, LNC recognized an additional $1.3 million ($2.1 million pre-tax) of accelerated deferred gain amortization on novated Canadian reinsurance business.

Approximately $558 million of the proceeds from the transaction was used to pay taxes and associated deal costs, leaving LNC with $1.4 billion of after-tax net proceeds from Swiss Re. In addition, LNC has approximately $100 million of freed-up capital resulting from the reinsurance disposition. Through March 31, 2002, LNC used $165 million to repurchase shares of LNC stock and $175 million was used to reduce outstanding short-term debt. LNC may use the remainder of the proceeds to purchase another organization or block of business within the financial services industry or to repurchase its debt or stock. As LNC evaluates opportunities in the financial services industry, it has invested the proceeds in high quality, liquid investment instruments and may retire additional portions of its debt and repurchase shares of its common stock.

For discussion of contingencies related to the sale of LNC's reinsurance business to Swiss Re, see Reinsurance Contingencies in Note 5.

Effective with the closing of the transaction, the Reinsurance segment's historical results were moved into "Other Operations."

9. Restructuring Charges

During 1998, LNC implemented a restructuring plan relating to the integration of existing life and annuity operations with the new business operations acquired from CIGNA Corporation ("CIGNA"). A second restructuring plan relating to the streamlining of LNC's corporate center operations was also implemented during 1998. The aggregate charges associated with these two unrelated restructuring plans totaled $34.3 million after-tax ($52.8 million pre-tax). The restructuring plan relating to the integration of existing life and annuity operations with the new business operations acquired from CIGNA was completed in the first quarter of 2000 and the restructuring plan relating to the streamlining of LNC's corporate center was completed in the fourth quarter of 2000 except for the ongoing payments of rents on abandoned facilities which are expected to continue until the first quarter of 2003. During the fourth quarter of 2000, $0.5 million (pre-tax) of the original charge was reversed as a reduction in restructuring costs, due primarily to changes in severance and outplacement costs. More employees whose positions were eliminated under the restructuring plan found employment in other areas of LNC than had been originally anticipated; therefore, actual severance and outplacement costs were less than previously estimated. Actual pre-tax costs totaling $21.3 million have been expended or written off for the plan related to LNC's Corporate Center and 118 positions have been eliminated under this plan through March 31, 2002. As of March 31, 2002, a balance of $0.2 million remains in the restructuring reserve relating to LNC's Corporate Center.

During 1999, LNC implemented restructuring plans relating to 1) the downsizing and consolidation of the operations of Lynch & Mayer, Inc. ("Lynch & Mayer"), 2) the discontinuance of HMO excess-of-loss reinsurance programs and 3) the streamlining of Lincoln UK's operations. The aggregate charges associated with these three unrelated restructuring plans totaled $21.8 million after-tax ($31.8 million pre-tax). During the fourth quarter of 1999, $3.0 million (pre-tax) of the original charge recorded for the Lynch & Mayer restructuring plan was reversed as a reduction of restructuring costs due primarily to a change in estimate for costs associated with abandoned leased office space. In addition, during the fourth quarter of 1999, $1.5 million (pre-tax) associated with lease terminations was released into income. During the fourth quarter of 2000, the Lynch & Mayer restructuring plan was completed and $0.3 million (pre-tax) of the original charge recorded was reversed as Lynch & Mayer was able to successfully exit certain contracts without any further obligations or penalties. Also, during the fourth quarter of 2000, $1.0 million (pre-tax) of the original charge for the discontinuance of HMO excess-of loss reinsurance programs was reversed due primarily to changes in severance and outplacement costs. More employees whose positions were eliminated under the restructuring plan found employment in other areas of LNC than had been originally anticipated; therefore, actual severance and outplacement costs were less than previously estimated. During the fourth quarter of 2001, the remaining restructuring reserve of $0.2 million relating to the HMO excess-of-loss reinsurance programs was transferred to Swiss Re as part of its acquisition of LNC's reinsurance operations. Expenditures and write-offs for the Lincoln UK restructuring plan were completed in the third quarter of 2001 except for lease payments on closed facilities, which will continue until 2016. Actual pre-tax costs totaling $13.6 million were expended or written off and 34 positions were eliminated under the Lynch & Mayer restructuring plan. Actual pre-tax costs totaling $3.7 million were expended or written off and 39 positions were eliminated under the HMO excess-of-loss restructuring plan. Actual pre-tax costs totaling $7.2 million were expended or written off for the Lincoln UK restructuring plan and 112 positions have been eliminated under this plan through March 31, 2002. As of March 31, 2002, a balance of $2.8 million remains in the restructuring reserve for this remaining plan.

During 2000, LNC implemented restructuring plans relating to 1) the downsizing and consolidation of the operations of Vantage Global Advisors, Inc. ("Vantage"), 2) the exit of all direct sales and sales support operations of Lincoln UK and the consolidation of its Uxbridge home office with its Barnwood home office, and 3) the downsizing and consolidation of the investment management operations of Lincoln Investment Management. The Vantage restructuring charge was recorded in the second quarter, the Lincoln UK restructuring charge was recorded in the third and fourth quarters, and the Lincoln Investment Management restructuring charge was recorded in the fourth quarter of 2000. The aggregate charges associated with all restructuring plans entered into during 2000 totaled $81.8 million after-tax ($107.4 million pre-tax). The component elements of these aggregate pre-tax costs include employee severance and termination benefits of $33.8 million, write-off of impaired assets of $40.9 million and other exit costs of $32.7 million. During the fourth quarter of 2000, $0.6 million (pre-tax) of the original charge recorded for the Vantage restructuring plan was reversed as a reduction of restructuring costs due primarily to changes in estimates associated with severance and abandoned leased office space costs. The Vantage restructuring plan was completed in the fourth quarter of 2001 and total expenditures and write-offs under this plan totaled $3.5 million pre-tax and 13 positions were eliminated under this plan. Expenditures and write-offs for the Lincoln UK restructuring plan were completed in the fourth quarter of 2001 except for lease payments on abandoned office facilities, which will continue until 2015. All expenditures and write-offs for the Lincoln Investment Management restructuring plan were completed in the first quarter of 2002 except for lease payments on abandoned office space, which will continue until the end of the lease term in November 2014. Actual pre-tax costs totaling $88.1 million have been expended or written-off for the two remaining restructuring plans and 690 positions have been eliminated under these plans through March 31, 2002. As of March 31, 2002, a balance of $15.2 million remains in the restructuring reserves for these plans.

During 2001, LNC implemented restructuring plans relating to 1) the consolidation of the Syracuse operations of Lincoln Life & Annuity Company of New York into the Lincoln Retirement segment operations in Fort Wayne, Indiana and Portland, Maine; 2) the elimination of duplicative functions in the Schaumburg, Illinois operations of First Penn-Pacific, and the absorption of these functions into the Lincoln Retirement and Life Insurance segment operations in Fort Wayne, Indiana and Hartford, Connecticut, respectively; 3) the reorganization of the life wholesaling function within the independent planner distribution channel, consolidation of retirement wholesaling territories, and streamlining of the marketing and communications functions in LFD; 4) the reorganization and consolidation of the life insurance operations in Hartford, Connecticut related to the streamlining of underwriting and new business processes and the completion of outsourcing of administration of certain closed blocks of business; 5) the consolidation of the Boston, Massachusetts investment office with the Philadelphia, Pennsylvania investment operations in order to eliminate redundant facilities and functions within the Investment Management segment; 6) the combination of LFD channel oversight, positioning of LFD to take better advantage of ongoing "marketplace consolidation" and expansion of the customer base of wholesalers in certain non-productive territories; and 7) the consolidation of operations and space in LNC's Fort Wayne, Indiana operations. In light of LNC's divestiture of its reinsurance operations, which were headquartered in Fort Wayne, excess space and printing capacity will not be used.

The Syracuse restructuring charge was recorded in the first quarter of 2001 and was completed in the first quarter of 2002. The Schaumburg, Illinois restructuring charge was recorded in the second quarter of 2001 and is expected to be complete in the first quarter of 2004. The LFD restructuring charges were recorded in the second and fourth quarters of 2001 and are expected to be complete in the second and fourth quarters of 2002, respectively. The Life Insurance restructuring charge was recorded in the fourth quarter of 2001 and is expected to be complete in the first quarter of 2003. The Boston office consolidation restructuring charge was recorded in the fourth quarter of 2001 and is expected to be complete in the fourth quarter of 2005 consistent with the lease term. The Fort Wayne restructuring charge was recorded in the fourth quarter of 2001 and is expected to be complete in 2003, except for rent on abandoned office space, which will continue until the end of the lease term in 2014. The aggregate charges associated with all restructuring plans entered into during 2001 totaled $24.6 million after-tax ($38.0 million pre-tax). The component elements of these aggregate pre-tax costs include employee severance and termination benefits of $12.2 million, write-off of impaired assets of $3.3 million and other exit costs of $22.5 million primarily related to the termination of equipment leases ($1.4 million) and rent on abandoned office space ($20.0 million). Actual pre-tax costs totaling $1.3 million were expended or written-off and 30 positions were eliminated under the Syracuse restructuring charge. The total amount expended for this plan exceeded the original restructuring charge by $0.3 million. The excess was expensed as incurred. Actual pre-tax costs totaling $8.5 million have been expended or written-off and 149 positions have been eliminated for the six remaining plans through March 31, 2002. As of March 31, 2002, a balance of $28.5 million remains in the restructuring reserves for these remaining plans and is expected to be utilized in the completion of the plans.

Item 2  Management's Discussion and Analysis of Financial Information

Forward Looking Statements - Cautionary Language

The pages that follow review the results of operations of LNC Consolidated, LNC's four business segments and "Other Operations;" LNC's consolidated investments; and consolidated financial condition including liquidity, cash flows and capital resources. Historical financial information is presented and analyzed. Where appropriate, factors that may affect future financial performance are identified and discussed. Certain statements made in this report are "forward-looking statements" within the meaning of the Securities Litigation Reform Act of 1995 (the "Act"). Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain words like: "believe", "anticipate", "expect", "estimate", "project", "will", "shall" and other words or phrases with similar meaning.

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from the results contained in the forward-looking statements. These risks and uncertainties include, among others, subsequent significant changes in: the company (e.g., acquisitions and divestitures of legal entities and blocks of business - directly or by means of reinsurance transactions including the recently completed divestiture of LNC's reinsurance business); financial markets (e.g., interest rates and securities markets); competitors and competing products and services; LNC's ability to operate its businesses in a relatively normal manner; legislation (e.g., corporate, individual, estate and product taxation); the price of LNC's stock; accounting principles generally accepted in the United States; regulations (e.g., insurance and securities regulations); and debt and claims paying ratings issued by nationally recognized statistical rating organizations.

Other risks and uncertainties include: whether necessary regulatory approvals are obtained (e.g., insurance department, Hart-Scott-Rodino, etc.) and, if obtained, whether they are obtained on a timely basis; whether proceeds from divestitures of legal entities and blocks of business can be used as planned; litigation, arbitration and other actions [e.g., a) adverse decisions in significant actions including, but not limited to extracontractual and class action damage cases, b) new decisions which change the law, c) unexpected trial court rulings,
d) unavailability of witnesses and e) newly discovered evidence]; acts of God (e.g., hurricanes, earthquakes and storms); whether there will be any significant charges or benefits resulting from the contingencies described in the footnotes to LNC's consolidated financial statements; acts of terrorism or war; the stability of governments in countries in which LNC does business; and other insurance risks (e.g., policyholder mortality and morbidity).

The risks included here are not exhaustive. Lincoln National Corporation's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other documents filed with the Securities and Exchange Commission include additional risks and factors which could impact LNC's business and financial performance. Moreover, LNC operates in a rapidly changing and competitive environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors. Further, it is not possible to assess the impact of all risk factors on LNC's business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undo reliance on forward-looking statements as a prediction of actual results or a projection of earnings. In addition, LNC disclaims any obligation to update any forward-looking statements to reflect events or circumstances that occur after the date of this report.

The discussion that follows focuses on the results of operations for the three months ended March 31, 2002 compared to the results for the three months ended March 31, 2001. Please note that all amounts stated in this "Management's Discussion and Analysis" are on an after-tax basis except where specifically noted as pre-tax.

Within the discussion of the results of operations, reference is made to "Income from Operations." This alternative measure of earnings is defined as "Net income less realized gain (loss) on sale of investments, derivatives and associated items, gain (loss) on sale of subsidiaries, restructuring charges and cumulative effect of accounting changes, all net of taxes." Income from operations also excludes the recognition of gains and losses related to changes in certain reserves and the related changes to the deferred gain amortization under indemnity reinsurance resulting from future developments in the business reinsured.


RESULTS OF CONSOLIDATED OPERATIONS

Summary Financial Results
                                                   Three Months Ended
                                                      March 31
         (in millions)                         2002                  2001
         -------------                         ----                  ----

Operating Revenue (1)                      $1,229.8              $1,719.5
Expenses (including taxes)                  1,067.8               1,540.9
                                           --------              --------
Income from Operations                        162.0                 178.6
Realized Loss on Investments and
Derivative Instruments (after-tax)            (67.5)                (13.4)
Restructuring Charge (after-tax)                 --                  (0.7)
                                           --------              --------
Income before Cumulative Effect of
Accounting Change                              94.5                 164.5
Cumulative Effect of Accounting Change
(after-tax)                                      --                  (4.3)
                                           --------              --------
Net Income                                    $94.5                $160.2
Goodwill Amortization (after-tax)             $--                   $10.9

(1) Operating revenue excludes realized gain/(loss) on investments.

(2) Expenses exclude restructuring charges.

LNC has the following business segments: Lincoln Retirement (formerly known as the Annuities segment), Life Insurance, Investment Management and Lincoln UK. LNC reports operations not directly related to the business segments and unallocated corporate items {i.e., corporate investment income, interest expense on corporate debt, unallocated overhead expenses, and the operations of Lincoln Financial Advisors ("LFA") and Lincoln Financial Distributors ("LFD")} in "Other Operations." Prior to the fourth quarter of 2001, LNC had a Reinsurance segment. LNC's reinsurance operations were acquired by Swiss Re in December 2001 and the related segment information was moved to Other Operations.

Effective January 1, 2002, LNC adopted FAS 142. Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized, but are subject to impairment tests conducted at least annually (see page 22 for further discussion of LNC's adoption of FAS 142). Thus, LNC's first quarter 2002 results do not include goodwill amortization, whereas the prior year quarter results do include goodwill amortization. The discussion below and on the pages that follow related to the results from operations for each segment will compare the first quarter of 2002 results to the first quarter of 2001 results excluding goodwill amortization.

Net income and income from operations for the first quarter of 2001, excluding goodwill amortization of $10.9 million, were $171.1 million and $189.5 million, respectively. Net income for the first quarter of 2002 was $94.5 million, a decrease of $76.6 million or 45% compared to net income excluding goodwill amortization for the first quarter of 2001. Income from operations for the first quarter of 2002 was $162.0 million, a decrease of $27.5 million or 15% compared to income from operations excluding goodwill amortization for the first quarter of 2001. The decrease in net income was primarily the result of an increase in realized losses on investments of $54.3 million largely due to the write-down of investments in collateralized debt obligations ("CDO") and high-yield telecommunication issuers. CDOs are principally backed by high-yield investments that have experienced continued credit deterioration compounded by cumulative losses and declining liquidity. In addition, as defaults and restructurings have plagued the high-yield telecommunication industry, prices have continued to decline on high-yield telecommunication bonds resulting in additional realized losses. Other factors that impacted the change in net income between periods are included in the following discussion of the decrease in income from operations between periods.

The decrease in income from operations excluding goodwill amortization for the first quarter of 2001 was the result of decreased earnings in the Lincoln Retirement, Life Insurance and Other Corporate segments. Consolidated operating revenue decreased $489.7 million pre-tax or 28% largely because the prior year quarter included operating revenue of $515.1 million pre-tax in the former Reinsurance segment, whereas first quarter of 2002 operating revenue only included the operating revenue associated with the amortization of the deferred gain on indemnity reinsurance of $24.2 million pre-tax and the net investment income earned on the proceeds of the sale of the reinsurance business to Swiss Re of $11.9 million pre-tax. In addition, Lincoln Retirement and Lincoln UK experienced decreased fee income due to the negative impact that 2001 equity market declines had on beginning variable annuity and unit-linked account values, respectively, in the first quarter of 2002. The Investment Management segment also had decreased investment advisory fees and other revenue and fees as a result of lower beginning assets under management in the first quarter of 2002 compared to the first quarter of 2001. LFA, LNC's retail distribution unit, experienced lower operating revenue as a result of declining sales, whereas LFD, LNC's wholesaling distribution unit, experienced increased revenues due to increased sales of retail life insurance and variable and fixed annuity products.

Consolidated expenses (exclusive of goodwill amortization, restructuring charges and federal income taxes) decreased by $445.5 million or 30% largely due to the sale of LNC's reinsurance business to Swiss Re in the fourth quarter of 2001. Expenses exclusive of goodwill amortization for the former Reinsurance segment were $444.0 million in the first quarter of 2001. Lincoln Retirement had a decrease in expenses due to lower benefits expenses primarily related to lower reserve requirements and benefit payments for guaranteed minimum death benefits on variable annuity contracts. In addition, the segment had lower amortization of deferred acquisition costs compared to the prior year quarter. The Life Insurance segment experienced increased expenses due to poor mortality in the first quarter of 2002. The Investment Management segment had lower overall expenses due primarily to continued cost containment efforts and lower other intangible asset amortization as a result of certain other intangible asset balances being fully amortized in the second quarter of 2001. Lincoln UK had lower amortization of deferred acquisition costs and present value of in-force due to the prior year quarter including negative unlocking as a result of the decline in the equity markets. In addition, Lincoln UK had a decrease in operating expenses as a result of the consolidation of the home office operations into the Barnwood office. LFD experienced an increase in expenses for the quarter due to higher volume-related expenses and increased staffing expenses as a result of the expansion of the wholesaling force partially offset by cost savings resulting from the two restructurings that occurred in the second and fourth quarters of 2001. LFA's expenses were flat between quarters. For further discussion of the results of operations see the discussion of the results of operations by segment starting on page 25.

Accounting for Business Combinations and Goodwill and Other Intangible
Assets

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("FAS 141"), and No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 141 is effective for all business combinations initiated after June 30, 2001, and FAS 142 is effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized, but are subject to impairment tests conducted at least annually in accordance with the new standards. Intangible assets that do not have indefinite lives continue to be amortized over their estimated useful lives. LNC adopted FAS 142 on January 1, 2002. After consideration of the provisions of the new standards regarding proper classification of goodwill and other intangible assets on the consolidated balance sheet, LNC did not reclassify any goodwill or other intangible balances held as of January 1, 2002.

In accordance with the transition provisions of FAS 142, LNC is working on the first step of the transitional goodwill impairment test and must have this completed by June 30, 2002. The valuation techniques being used by LNC to estimate the fair value of the group of assets comprising the different reporting units vary based on the characteristics of each reporting unit's business and operations. A discounted cash flow model is being used to assess the goodwill in LNC's Life Insurance, Lincoln Retirement and Lincoln UK segments and a valuation technique combining multiples of revenues, earnings before interest, taxes, depreciation and amortization ("EBITDA") and assets under management is being used to assess the goodwill in LNC's Investment Management segment. The preliminary results of the first step of the test indicate that LNC does not have impaired goodwill. The fair value calculated for each reporting unit on a preliminary basis exceeds the carrying value of each reporting unit. As a result, LNC does expect to conduct the second step of the transitional goodwill impairment test for its reporting units. Step two would require the determination of the implied fair value of goodwill (i.e., the difference between the total fair value of the reporting unit determined in step one and the fair value determined for all individual assets and liabilities of the reporting unit excluding goodwill). If the implied fair value of goodwill is less than the carrying value of goodwill then goodwill is impaired by the amount of the difference. During the transition period for adoption of FAS 142, any resulting impairment loss is recognized as the cumulative effect of a change in accounting principle. As a result of the application of the non-amortization provisions of the new standards, LNC had an increase in net income of $10.43 million ($0.05 per common share on a fully diluted basis) in the first quarter of 2002 and is expecting an increase in net income of $41.7 million ($0.22 per common share based on the average diluted shares for the three months ended March 31, 2002) in 2002.

Accounting for the Impairment or Disposal of Long-lived Assets

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations" for a disposal of a segment of a business. FAS 144 is effective for fiscal years beginning after December 15, 2001. LNC adopted FAS 144 on January 1, 2002 and the adoption of the Statement did not have a material impact on the consolidated financial position and results of operations of LNC

Restructuring Charges

For an update on the status of restructuring plans implemented in 1998, 1999, 2000 and 2001 refer to Note 9 to the March 31, 2002 unaudited consolidated financial statements.

Divestiture

On December 7, 2001, Swiss Re acquired LNC's reinsurance operation for $2.0 billion. In addition, LNC retained the capital supporting the reinsurance
operation.   After giving affect to the increased levels of capital needed within the Life Insurance and Lincoln Retirement segments that result from the change in the ongoing mix of business under LNC's internal capital allocation models, the disposition of LNC's reinsurance operation has freed-up approximately $100 million of capital. The transaction structure involved a series of indemnity reinsurance transactions combined with the sale of certain stock companies that comprised LNC's reinsurance operation. An immediate gain of $15.0 million after-tax was recognized on the sale of the stock companies.

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

A gain of $723.1 million ($1.1 billion pre-tax) was generated under the indemnity reinsurance agreements. This gain was recorded as a deferred gain on LNC's consolidated balance sheet in accordance with the requirements of FAS 113 and is being amortized into earnings at the rate that earnings on the reinsured business are expected to emerge, over a period of seven to 15 years on a declining basis. During December 2001 and the quarter ended March 31, 2002, LNC recognized in Other Operations $5.0 million ($7.9 million pre-tax) and $14.4 million ($22.1 million pre-tax), respectively, of deferred gain amortization. In addition, in December 2001, LNC recognized $7.9 million ($12.5 million pre-tax) of accelerated deferred gain amortization relating to the fact that certain Canadian indemnity reinsurance contracts were novated after the sale, but prior to December 31, 2001. During the first quarter of 2002, LNC recognized an additional $1.3 million ($2.1 million pre-tax) of accelerated deferred gain amortization on novated Canadian reinsurance business.

LNC and Swiss Re have not agreed upon the final closing financial statements associated with the December 7, 2001 transactions. There are currently disputed matters of approximately $500 million relating primarily to personal accident business reserves and recoverables. LNC's ongoing indemnification to Swiss Re on the underlying reinsurance business is limited to the personal accident business. Pursuant to the purchase agreement, LNC's exposure is capped at $100 million ($65 million after-tax) for net future payments under the personal accident programs in excess of $148 million, which represents the personal accident liabilities net of the assets held for reinsurance recoverables at December 31, 2000. Up to $200 million of net payments in excess of the net liabilities will be shared on a 50/50 basis between LNC and Swiss Re. LNC has no continuing indemnification risk to Swiss Re on other reinsurance lines of business including disability income, HMO excess-of-loss, group carrier medical and property and casualty reinsurance lines.

Additional matters totaling approximately $270 million have been raised by Swiss Re which if sustained as asserted would effectively result in a transfer of assets from LNC without an assumption of the related liabilities by Swiss Re. LNC and Swiss Re are continuing to discuss a variety of means for resolving the total of approximately $770 million of disputed matters, including potential approaches for settlement. At this point, LNC and Swiss Re differ on whether the disputed matters should be decided by a very narrow dispute resolution process set forth in the contract or by litigation, should continuing settlement discussions prove unproductive. On April 24, 2002, Swiss Re filed a legal action intended to compel LNC to submit a number of disputed matters to this dispute resolution process. LNC contends that such dispute resolution process is not an appropriate approach for resolution of certain of these disputed matters. If the parties are unable to reach agreement, and these matters are resolved by either the contractual dispute resolution process or litigation, the timetable for an ultimate resolution of these matters may remain uncertain for some time.

Upon reaching agreement as to the final closing financial statements, it is possible that LNC could record adjustments to realized gain or loss on the sale of subsidiaries, to income from operations, or to the amount of deferred gain associated with the Swiss Re transaction. Another aspect of a potential dispute resolution could result in LNC agreeing to transfer assets to Swiss Re until the adequacy of certain reserves and related recoverables can be determined. In that event, LNC's future investment income would be reduced to the extent that any such dispute resolution would result in Swiss Re's retention of the related investment income during the time that Swiss Re would hold the invested assets. While uncertainty exists as to how these disputed matters will finally be resolved, at the present time LNC believes the amounts reported within LNC's consolidated financial statements represent the best estimate of the ultimate outcome of Swiss Re's acquisition of LNC's reinsurance business.

While LNC has limited its indemnification to Swiss Re, as previously noted, under FAS 113 LNC will continue to report the reserves subject to the indemnity reinsurance agreements with Swiss Re on LNC's consolidated balance sheet with an offsetting reinsurance recoverable from Swiss Re. In particular, the reserves for the personal accident business are based on various estimates that are subject to considerable uncertainty, including the potential for settlements or litigation. Accordingly, the reserves for the personal accident business may prove to be deficient or excessive. In the event that future developments indicate that the reserves related to the personal accident business should be adjusted, LNC would be required under FAS 113 to recognize the changes in reserves in earnings in the period of change. Any change to the reinsurance recoverable from Swiss Re would be recorded as an adjustment to the amount of deferred gain.

In addition to the transactions completed on December 7, 2001, LNC has the right to "put" its interest in a subsidiary company containing LNC's disability income reinsurance business to Swiss Re during May 2002 for $10 million. Developments on the underlying disability income reinsurance business will not affect the price at which LNC may put the subsidiary company to Swiss Re. LNC is free to market this company to other buyers. If, prior to May 31, 2002, LNC is unable to sell this company to other bidders for more than $10 million, LNC intends to exercise the Swiss Re put. The $10 million exercise price is approximately equal to LNC's book basis in the subsidiary.

Approximately $558 million of the proceeds from the transaction was used to pay taxes and associated deal costs, leaving LNC with $1.4 billion of after-tax net proceeds from Swiss Re. In addition, LNC has approximately $100 million of freed-up capital resulting from the reinsurance disposition. Through March 31, 2002, LNC used $165 million to repurchase shares of LNC stock and $175 million was used to reduce outstanding short-term debt. LNC may use the remainder of the proceeds to purchase another organization or block of business within the financial services industry or to repurchase its debt or stock. As LNC evaluates opportunities in the financial services industry, it has invested the proceeds in high quality, liquid investment instruments and may retire additional portions of its debt and repurchase shares of its common stock.

Effective with the closing of the transaction, the Reinsurance segment's historical results were moved into "Other Operations."


RESULTS OF OPERATIONS BY SEGMENT

Lincoln Retirement (1)

Results of Operations

Three Months Ended March 31 (in millions)             2002             2001
---------------------------------------------------------------------------
Income from Operations                               $80.4            $82.3
Realized Loss on Investments and
Derivative Instruments                               (32.8)            (1.4)
Restructuring Charge (after-tax)                        --             (0.7)
                                                    ------           ------
Income before Cumulative Effect of
Accounting Change                                     47.6             80.2
Cumulative Effect of Accounting Change                  --             (3.6)
                                                    ------           ------
Net Income                                           $47.6            $76.6

Goodwill Amortization (after-tax)                    $  --            $ 0.3

March 31  (in billions)                               2001             2000
---------------------------------------------------------------------------
Account Values
Variable Annuities                                   $35.2            $34.7

Fixed Annuities                                       18.2             16.6
Reinsurance Ceded                                     (1.7)            (1.1)
                                                    ------           ------
Total Fixed Annuities                                 16.5             15.5
Total Account Values                                 $51.7            $50.2

(1) Effective March 7, 2002, the Annuities segment became known as Lincoln Retirement.

Net income and income from operations for the first quarter of 2001, excluding goodwill amortization of $0.3 million, were $76.9 million and $82.6 million, respectively. Net income for the first quarter of 2002 was $47.6 million, a decrease of $29.3 million or 38% compared to net income excluding goodwill amortization for the first quarter of 2001. Income from operations for the first quarter of 2002 was $80.4 million, a decrease of $2.2 million or 3% compared to income from operations excluding goodwill amortization for the first quarter of 2001. The decrease in net income was primarily the result of an increase in realized losses on investments of $31.4 million resulting from the write-down of fixed maturity securities, primarily collateralized debt obligations and high-yield telecommunication bonds. Other factors that impacted the change in net income between periods are included in the following discussion of the decrease in income from operations between periods.

The decrease in income from operations for the first quarter of 2002 as compared to the first quarter of 2001 excluding goodwill amortization was driven by lower earnings ($5.4 million) on investment partnerships and reduced investment spreads on fixed annuities of $2.6 million which should be remedied in the second quarter of 2002 as interest crediting rates were decreased as of April 1, 2002. In addition, there was a decrease in earnings of $1.1 million as a result of a $3.4 billion decrease in average variable annuity account values between quarters partially offset by a $1.7 billion increase in average fixed annuity account values between quarters. The decrease in variable annuity account values was caused primarily by the overall decline in the equity markets in 2001. The increase in fixed annuity account values was due to the positive net cash flows for fixed annuities that started in the second quarter of 2001 and have continued into 2002, reflecting strong sales of the StepFive (Registered Trademark) and Lincoln ChoicePlus(SM) Fixed annuity products. (See below for further discussion of cash flows.) Surrender charges decreased $0.7 million between quarters due to improved persistency. The segment also had an increase of $1.1 million in general and administrative expenses due primarily to higher information technology costs. Finally, the overall effective tax rate increased as a result of a decrease in pre-tax operating income and a reduction in operating permanent differences. This caused a $0.9 million negative variance between quarters.

The negative variances noted above were partially offset by a $5.1 million positive variance in the unlocking of deferred acquisition costs ("DAC"). The segment experienced negative unlocking of $0.9 million in the first quarter of 2002 compared to negative unlocking of $6.0 million in the prior year quarter. The negative unlocking that occurred in both periods was due to actual equity market performance lagging LNC's DAC model. Also, prospective DAC amortization decreased $2.0 million from the
first quarter of 2001.   In addition, the segment experienced a positive
variance of $2.1 million for guaranteed minimum death benefits due to a minor change in reserves in the first quarter of 2002 reflective of the relatively flat equity markets during the quarter compared to a significant increase in reserves in the first quarter of 2001 as a result of the large drop in the equity markets during the quarter.

Cash Flows

The Lincoln Retirement segment's product cash flows were as follows:

Three Months Ended March 31 (in billions)            2002              2001
---------------------------------------------------------------------------
Variable Portion of Annuity Deposits                 $0.8              $0.9
Variable Portion of Annuity Withdrawals              (0.9)             (1.3)
                                                    ------           ------
Variable Portion of Annuity Net Flows                (0.1)             (0.4)

Fixed Portion of Variable Annuity Deposits            0.4               0.4
Fixed Portion of Variable Annuity Withdrawals        (0.3)             (0.2)
                                                    ------           ------
Fixed Portion of Variable Annuity Net Flows           0.1               0.2

Fixed Annuity Deposits                                0.5               0.2
Fixed Annuity Withdrawals                            (0.4)             (0.6)
                                                    ------           ------
Fixed Annuity Net Flows                                0.1             (0.4)

Total Annuity Net Flows                               $0.1            $(0.6)

Incremental Deposits (1)                              $1.6             $1.2

(1) Incremental Deposits represent gross deposits reduced by transfers from other Lincoln annuity products.

In the first quarter of 2002, the Lincoln Retirement segment experienced a continuation of the trend of positive net cash flows that began in the third quarter of 2001. For the first quarter of 2002, total annuity deposits were $1.7 billion and withdrawals were $1.6 billion, resulting in positive net cash flows of $0.1 billion. For the first quarter of 2001, total annuity deposits were $1.5 billion and withdrawals were $2.1 billion, resulting in net cash outflows of $0.6 billion. Overall improvement in flows between quarters was nearly $0.7 billion. Gross deposits grew by $267 million or 18% between periods and withdrawals improved by $411 million or 20% between periods. Incremental deposits were $1.6 billion in the first quarter of 2002, an increase of $0.4 billion or 33% from the first quarter of 2001. Incremental deposits represent gross deposits reduced by transfers from other Lincoln annuity products.

The improvement in net cash flows in the first quarter of 2002 compared to the first quarter of 2001 is reflective of LNC's goal of maintaining positive net cash flows by way of growing deposits and retaining existing accounts. Despite the first quarter 2002 loss of a significant employer-sponsored account which accounted for total withdrawals of $255 million split between fixed annuities ($155 million) and variable annuities ($100 million), annuity net cash flows remained positive for the third quarter in a row. This continued improvement is largely attributable to LNC's balanced array of products and distribution breadth.

Although American Legacy Variable Annuity gross deposits were down 7% from the first quarter of 2001, its incremental deposits increased 10% over the prior year quarter. LNC began to see results from its team of 20 Insurance Planning Counselors who support the American Funds Distributors wholesaling effort with sales ramping up during the latter part of the first quarter of 2002. In addition, Lincoln ChoicePlus(SM) with its multi-manager variable annuity and fixed annuity product lines experienced a $104 million or 62% increase in gross deposits between quarters. This increase included $52 million of fixed annuity sales; the Lincoln ChoicePlus Fixed Annuity was not launched until the second quarter of 2001. During the first quarter of 2002, LFD launched Lincoln ChoicePlus in UBS PaineWebber, one of the largest distributors of variable annuity products in the country. Also, during April 2002, LFD launched Lincoln ChoicePlus in Salomon Smith Barney, another key distributor of variable annuity products. These introductions should bode well for Lincoln ChoicePlus sales during the remainder of the year. Sales of the SEI Variable Annuity product line were relatively flat between years. A key initiative to bolster future sales of the SEI product line is the introduction of the B-share variable annuity in May 2002. Total fixed annuity gross deposits (excluding the fixed portion of variable annuity gross deposits) were $505 million in the first quarter of 2002, a $345 million or 216% increase over the same quarter in 2001, but a $229 million or 31% decrease from the fourth quarter of 2001. The increase over first quarter 2001 sales was reflective of the strong sales of the StepFive and ChoicePlus Fixed Annuities. The decrease in sales momentum from the fourth quarter of 2001 was primarily a result of the traditional seasonal boost in sales experienced in the fourth quarter.

LNC's efforts to grow deposits by introducing innovative products that meet the changing needs of its customers and to retain existing accounts through targeted conservation efforts and by offering better replacement alternatives for current customers are continuing to yield positive results. In addition, Lincoln Retirement's improvement in flows is even more powerful when looking at current industry activity. Aggressive pricing strategies aimed at increasing market share which are prevalent in the marketplace, but are counter to LNC's strategy, include significant commission specials that are 100-200 basis points above LNC's; aggressive living benefit riders that give the customer the opportunity to transfer market risk to the company at their discretion and could ultimately spell disaster for either client or company; and combination high bonus and high commission products that could promote inappropriate sales behavior. LNC has been able to grow new deposits, in an industry in which 60% of all variable annuity sales are exchanges, without employing the various aggressive strategies listed above. This progress can be attributed to not only its strong product line-up and distribution breadth, but the implementation of more stringent standards and controls on internal transfers.

Life Insurance

Results of Operations

Three Months Ended March 31 (in millions)             2002             2001
---------------------------------------------------------------------------
Income from Operations                              $ 71.1           $ 68.6
Realized Loss on Investments and
Derivative Instruments                               (26.9)            (5.5)
                                                    ------           ------
Income before Cumulative Effect of
Accounting Change                                     44.2             63.1
Cumulative Effect of Accounting Change                  --             (0.2)
                                                    ------           ------
Net Income                                          $ 44.2           $ 62.9

Goodwill Amortization (after-tax)                   $   --           $  5.9

First Year Premiums (by Product):
Universal Life                                      $ 86.4           $ 57.7
Variable Universal Life                               39.0             56.0
Whole Life                                             5.3              4.1
Term                                                   8.7              6.5
                                                    ------           ------
Total Retail                                         139.4            124.3
Corporate Owned Life Insurance ("COLI")                6.9              7.0
                                                    ------           ------
Total First Year Premiums                           $146.3           $131.3

March 31  (in billions)                               2002             2001
---------------------------------------------------------------------------
Account Values
Universal Life                                      $  7.6           $  7.1
Variable Universal Life                                1.9              1.6
Interest-Sensitive Whole Life                          2.2              2.1
                                                    ------           ------
Total Life Insurance Account Values                 $ 11.7           $ 10.8

In-Force - Face Amount
Universal Life and Other                            $122.3           $116.7
Term Insurance                                       117.8            102.5
                                                    ------           ------
Total In-Force                                      $240.1           $219.2

Net income and income from operations for the first quarter of 2001, excluding goodwill amortization of $5.9 million, were $68.8 million and $74.5 million, respectively. Net income for the first quarter of 2002 was $44.2 million, a decrease of $24.6 million or 36% compared to net income excluding goodwill amortization for the first quarter of 2001. Income from operations for the first quarter of 2002 was $71.1 million, a decrease of $3.4 million or 5% compared to income from operations excluding goodwill amortization for the first quarter of 2001. The decrease in net income was primarily the result of an increase in realized losses on investments of $21.4 million resulting from the write-down of fixed maturity securities, primarily collateralized debt obligations and high-yield telecommunication bonds. Other factors that impacted the change in net income between periods are included in the following discussion of the decrease in income from operations between periods.

The decrease in income from operations for the first quarter of 2002 as compared to the first quarter of 2001 excluding goodwill amortization was primarily attributable to poorer mortality experience than expected which caused a $6.5 million reduction in earnings. Based on analysis of where the higher mortality costs originated, LNC did not find a concentration of higher costs in any particular block of business, product line or other grouping. The Life Insurance segment was also negatively impacted by a decrease in earnings on investment partnerships of $2.6 million between quarters. Partially offsetting these negative variances was an increase in earnings of $6.0 million due to business growth as measured by a $20.9 billion or 10% increase in life insurance in-force. This increase in in-force was due to strong sales growth over the last year along with favorable persistency.

Total sales as measured by first year premiums were up $15.0 million or 11% in the first quarter of 2002 compared to the prior year quarter. In the first quarter of 2002, sales of universal life ("UL"), whole life and term life insurance products improved by 50%, 29% and 34%, respectively. As a result of the volatile equity markets experienced over the last several quarters, there has been a sustained flight to interest-sensitive products from variable universal life insurance
("VUL").   Sales of VUL products were down 30% from the prior year
quarter.

Account values of $11.7 billion at March 31, 2002 increased $0.9 billion or 8% from March 31, 2001. The drivers of this increase were positive cash flows of approximately $1.2 billion across all products and the transfer of the Legacy Life block of business ($0.15 billion) from the Lincoln Retirement segment in the first quarter of 2002. These increases were partially offset by policyholder assessments net of interest credited and slight overall market appreciation of VUL account values.

Investment Management

Results of Operations

Three Months Ended March 31 (in millions)             2002             2001
---------------------------------------------------------------------------
Total Investment Advisory Fees                       $69.2            $72.6

Income from Operations                                 8.0              2.4
Realized Loss on Investments (after-tax)              (1.0)            (0.4)
                                                    ------           ------
Net Income                                           $ 7.0            $ 2.0

Goodwill Amortization (after-tax)                    $  --            $ 4.1

March 31  (in billions)                               2002             2001
---------------------------------------------------------------------------
Assets Under Management:
Retail - Equity                                      $17.8            $18.0
Retail - Fixed                                         6.9              6.6
                                                    ------           ------
Total Retail                                          24.7             24.6

Institutional - Equity                                18.7             17.3
Institutional - Fixed                                  6.0              5.9
                                                    ------           ------
Total Institutional                                   24.7             23.2

Insurance Assets                                      37.2             36.3
                                                    ------           ------
Total Assets Under Management                        $86.6            $84.1

Net income and income from operations for the first quarter of 2001, excluding goodwill amortization of $4.1 million, were $6.1 million and $6.5 million, respectively. Net income for the first quarter of 2002 was $7.0 million, an increase of $0.9 million or 15% compared to net income excluding goodwill amortization for the first quarter of 2001. Income from operations for the first quarter of 2002 was $8.0 million, an increase of $1.5 million or 23% compared to income from operations excluding goodwill amortization for the first quarter of 2001. The increase in net income and income from operations was primarily due to reduced operating expenses of $4.9 million resulting from continued cost containment efforts and a $1.2 million reduction in amortization of other intangible assets resulting from certain intangibles being fully amortized in the second quarter of 2001. These positive variances were partially offset by lower investment advisory fees and lower other revenue totaling $4.6 million resulting from lower assets under management at the beginning of the first quarter of 2002 compared to the first quarter of 2001, partially offset by overall market appreciation and positive net cash flows over the 12 months ended March 31, 2002.
The decrease in the beginning assets under management was due to market depreciation in 2001 caused by the weak equity markets and to a lesser extent net cash outflows in 2001.

Retail assets under management were $24.7 billion at the end of the first quarter of 2002 as compared to $24.6 billion at the end of the first quarter of 2001. The $0.1 billion increase in end of quarter retail assets under management was primarily due to market appreciation over the last 12 months. Institutional assets under management were $24.7 billion at the end of the first quarter of 2002 as compared to $23.2 billion at the end of the first quarter of 2001. The $1.5 billion increase in end of quarter institutional assets under management was the result of positive net cash flows along with market appreciation over the last 12 months. (See following section for discussion of cash flows.)

Cash Flows

The Investment Management segment's net cash flows were as follows:

Three Months Ended March 31 (in billions)            2002              2001
---------------------------------------------------------------------------
Retail:
Equity Sales                                         $0.8              $0.9
Equity Redemptions and Transfers                     (0.8)             (1.0)
                                                   ------            ------
Net Flows                                              --              (0.1)

Fixed Sales                                           0.3               0.2
Fixed Redemptions and Transfers                      (0.3)             (0.2)
                                                   ------            ------
Net Flows                                              --                --

Total Retail Net Flows                                 --              (0.1)
                                                   ------            ------
Institutional:
Equity Inflows                                        0.7               0.9
Equity Withdrawals and Transfers                     (0.5)             (1.2)
                                                   ------            ------
Net Flows                                             0.2              (0.3)

Fixed Inflows                                         0.8               0.3
Fixed Withdrawals and Transfers                      (0.3)             (0.4)
                                                   ------            ------
Net Flows                                             0.5              (0.1)
                                                   ------            ------
Total Institutional Net Flows                         0.7              (0.4)
                                                   ------            ------
Total Retail and Institutional Net Flows             $0.7             $(0.5)

Net retail and institutional cash flows showed considerable improvement in the first quarter of 2002 as compared to the first quarter of 2001. Total net cash inflows for the first quarter of 2002 were $0.7 billion, an improvement of $1.2 billion over the comparable quarter in 2001. Institutional cash flows were the key contributor to the overall improvement in flows with positive net cash flows of $0.7 billion in the first quarter of 2002 compared to net cash outflows of $0.4 billion in the first quarter of 2001; a $1.1 billion improvement between quarters. This improvement was due primarily to a large institutional inflow of approximately $0.7 billion at the end of the first quarter of 2002. This was just one of 18 institutional mandates covering six different asset classes that Delaware won during the first quarter of 2002. In addition, institutional withdrawals/terminations improved almost $0.9 billion from $1.6 billion in the first quarter of 2001 to approximately $0.7 billion in the first quarter of 2002. These results represent one of the lowest levels of withdrawals/terminations in over 12 quarters. On the retail side, overall net flows basically zeroed out in the first quarter of 2002; representing nearly a $0.1 billion improvement over the prior year quarter. Retail redemptions improved nearly $0.1 billion, but retail sales declined $0.03 billion due to lower sales of mutual funds partially offset by greater sales of annuities and managed accounts.

Strong investment performance has been a key driver of the improvement in net cash flows. On the institutional side, for the trailing 12 months ended March 31, 2002, six of the eight largest composites outperformed their respective indices and those six composites accounted for almost 87% of institutional assets under management. This relative performance was consistent with the results experienced for the trailing 12 months ended December 31, 2001. On the retail side, for the trailing 12 months ended March 31, 2002, 19 of Delaware's 25 largest retail funds performed in the top half of their respective Lipper universes; consistent with the relative performance results for the year ended December 31, 2001. The 19 funds are spread across many investment styles including U.S. value equities, U.S. growth equities, international equities, taxable fixed income and tax-exempt bonds. In addition, Delaware had 18 funds labeled Lipper Leaders for "Consistent Return," as well as 15 funds named Lipper Leaders for "Capital Preservation." Eight Delaware funds were listed in both Lipper categories.

Although retention has improved on both the retail and institutional side and the institutional group has attracted assets via many new mandates, sales on the retail side were down from the first quarter of 2001. However, retail sales for the first quarter of 2002 improved over the prior three quarters. The introduction of the 529 college savings plans for the State of Hawaii and the Commonwealth of Pennsylvania in 2002 should also add to retail sales if investment performance continues to be as strong as it was in the 12 months ended March 31, 2002.

Lincoln UK

Results of Operations

Three Months Ended March 31 (in millions)             2002             2001
---------------------------------------------------------------------------
Income from Operations                               $14.4            $14.4
Realized Gain (Loss) on Investments (after-tax)       (3.6)             0.4
                                                    ------           ------
Net Income                                           $10.8            $14.8

Goodwill Amortization (after-tax)                    $  --            $ 0.2

March 31 (in billions)                                2002             2001
---------------------------------------------------------------------------
Unit-Linked Assets                                   $ 5.8            $ 5.7

Individual Life Insurance In-Force                   $20.0            $21.9

Net income for the first quarter of 2002 was $10.8 million, a decrease of $4.2 million or 28% compared to net income, excluding goodwill amortization of $0.2 million, for the first quarter of 2001. Income from operations for the first quarter of 2002 was $14.4 million, a decrease of $0.2 million or 1% compared to income from operations, excluding goodwill amortization, for the first quarter of 2001. The decrease in net income was primarily the result of increased realized losses on investments of $4.0 million due to the realignment of the Lincoln UK equity portfolio. The relatively flat income from operations between quarters was due to offsetting variances. Earnings decreased between quarters due to lower fee income generated on unit-linked accounts as a result of the overall decline in the equity markets during the last 12 months. This was offset by a positive variance related to amortization of deferred acquisition costs and present value of in-force. The prior year quarter included negative unlocking as a result of the decline in the equity markets, whereas the current year quarter had no unlocking. In addition, Lincoln UK had a decrease in operating expenses as a result of the consolidation of the home office operations into the Barnwood office. The consolidation of the home offices was not completed until the second quarter of 2001.

Other Operations

Results of Operations (1)

Three Months Ended March 31 (in millions)             2002             2001
---------------------------------------------------------------------------
Financial Results by Source
LFA                                                 $ (9.1)           $(6.8)
LFD                                                   (6.2)            (6.9)
Reinsurance                                             --             46.8
Amortization of Deferred Gain                         15.7               --
LNC Financing                                         (8.2)           (21.7)
Other Corporate                                       (4.1)            (0.5)
                                                    ------           ------
Income (Loss) from Operations                        (11.9)            10.9
Realized Loss on Investments and
Derivative Instruments (after-tax)                    (3.2)            (6.5)
                                                    ------           ------
Income (Loss) before Cumulative Effect
of Accounting Change                                 (15.1)             4.4
Cumulative Effect of Accounting Change                  --             (0.5)
                                                    ------           ------
Net Income (Loss)                                   $(15.1)            $3.9

Goodwill Amortization (after-tax)                   $   --             $0.4

(1) The 2001 data was restated from the prior year due to the movement of the former Reinsurance segment into "Other Operations" upon the acquisition of the Reinsurance business by Swiss Re on December 7, 2001. The Amortization of Deferred Gain line represents the amortization of the deferred gain on the indemnity reinsurance portion of the transaction with Swiss Re.

Net loss for the first quarter of 2002 was $15.1 million, a negative variance of $19.4 million compared to net income, excluding goodwill amortization of $0.4 million, for the first quarter of 2001. Loss from operations for the first quarter of 2002 was $11.9 million, a negative variance of $23.2 million compared to income from operations, excluding goodwill amortization, for the first quarter of 2001.

The negative variances in net loss and loss from operations for the first quarter of 2002 compared to the same period in 2001 were primarily attributable to the Reinsurance line. In the first quarter of 2001, the former Reinsurance segment recorded a change in accounting estimate in the individual markets line of business. The segment refined its estimate of due and unpaid premiums on its client-administered individual life reinsurance business and recorded income of $25.5 million ($39.3 million pre-tax). Excluding the change in estimate and excluding amortization of goodwill, earnings for the former Reinsurance segment were $21.7 million in the first quarter of 2001. The results for the first quarter of 2001, however, were negatively impacted by adverse mortality experience in the individual markets line of business which resulted in a $9.8 million reduction in earnings. Reinsurance related earnings in the first quarter of 2002 totaled $23.5 million consisting of amortization of deferred gain on indemnity reinsurance of $15.7 million and investment income on the proceeds of the sale of LNC's reinsurance business to Swiss Re of $7.8 million included in the Financing line. Other negative variances between quarters included LFA's increased loss between periods of $2.3 million, which was largely due to reduced sales revenue and the true-up of 2001 incentive compensation expenses. Other Corporate had an increased loss between quarters of $3.6 million due primarily to incentive compensation expense true-ups related to 2001 recorded in the first quarter of 2002.

Partially offsetting the negative variances noted above was a positive variance of $5.7 million in the financing line (exclusive of the investment earnings on the proceeds of the sale of the reinsurance business). This positive variance between quarters was largely due to reduced long-term debt expense associated with various long-term financing activities that occurred in the second half of 2001 along with the redemption of the $100 million 8.35% Trust Originated Preferred Securities on January 7, 2002. In addition, short-term borrowing costs were lower due to lower interest rates and lower daily average borrowings under the commercial paper program in the U.K. Lincoln UK has experienced increased cash flow from operations over the last year which has been used in part to reduce its outstanding commercial paper balance. LNC experienced an overall increase in the short-term debt expense for its domestic commercial paper program due to increased average daily borrowings partially offset by decreased interest rates between quarters. LFD experienced a positive variance between quarters of $0.7 million as a result of increased sales of retail life insurance and variable annuity products along with reduced operating costs associated with the two restructurings that occurred in the second and fourth quarters of 2001. Partially offsetting these positive impacts on LFD earnings was an increase in staffing expenses relating to the expansion of the wholesaling force.


CONSOLIDATED INVESTMENTS

March 31 (in billions)                                2002             2001
---------------------------------------------------------------------------
Total Assets Managed                                $126.7           $124.2
Mean Invested Assets (cost basis)                   $38.15           $37.24

Three Months Ended March 31 (in millions)             2002             2001
---------------------------------------------------------------------------
Adjusted Net Investment Income (pre-tax) (1)        $649.7           $674.2

Investment Yield (ratio of pre-tax net investment
income to mean invested assets)                      6.81%            7.24%

(1) Includes tax-exempt income.

The total investment portfolio increased $250.1 million in the first three months of 2002. This is the result of purchases of investments from cash flow generated by the business segments partially offset by a decrease in the fair value of securities available-for-sale.

The quality of LNC's fixed maturity securities portfolio as of March 31, 2002 was as follows:

Treasuries and AAA   17.8%             BBB             37.4%
AA                    6.8%              BB              4.3%
A                    30.5%    Less than BB              3.2%

As of March 31, 2002 and December 31, 2001, $2.2 billion or 7.5% and $2.4 billion or 8.3%, respectively, of fixed maturity securities was invested in below investment grade securities (less than BBB). This represents 5.9% and 6.5% of the total investment portfolio at March 31, 2002 and December 31, 2001, respectively. The improvement in the quality of the overall fixed maturity portfolio was largely due to a concerted effort by LNC's investment area to reduce below investment grade holdings by selling securities, as well as rating agency actions to upgrade securities from below investment grade to investment grade.

The interest rates available on securities that are classified as below investment grade when purchased are significantly higher than are available on other corporate debt securities. Also, the risk of loss due to default by the borrower is significantly greater with respect to such below investment grade securities because these securities are generally unsecured, often subordinated to other creditors of the issuer and issued by companies that usually have high levels of indebtedness. LNC attempts to minimize the risks associated with these below investment grade securities by limiting the exposure to any one issuer and by closely monitoring the credit worthiness of such issuers. During the three months ended March 31, 2002, the aggregate cost of such investments purchased was $2.2 million. Aggregate proceeds from such investments sold were $14.5 million, resulting in a net realized pre-tax gain at the time of sale of $0.4 million.

LNC's entire fixed maturity and equity securities portfolio is classified as "available-for-sale" and is carried at fair value. Changes in fair value, net of related deferred acquisition costs, amounts required to satisfy policyholder commitments and taxes, are charged or credited directly to shareholders' equity.

As of March 31, 2002, mortgage loans on real estate and real estate represented 12% and 1% of LNC's total investment portfolio, respectively. As of March 31, 2002, the underlying properties supporting the mortgage loans on real estate consisted of 35.4% in commercial office buildings, 24.7% in retail stores, 16.4% in industrial buildings, 12.1% in apartments, 7.6% in hotels/motels and 3.8% in other. Mortgage loans on real estate in California and Texas accounted for approximately 30% of the total carrying value of mortgage loans at March 31, 2002.



The following summarizes key information on mortgage loans:

                                                                            March 31           December 31
                                                     (in millions)              2002                  2001
                                                     -------------              ----                  ----
Total Portfolio (net of reserves)                                          $4,448.2               $4,535.6

Mortgage loans two or more payments
delinquent (including in process of foreclosure)                                0.1                    0.1
Restructured loans in good standing                                             5.1                    5.2
Reserve for mortgage loans                                                      3.7                    2.2


Fixed maturity securities available-for-sale, mortgage loans on real estate and real estate that were non-income producing for the three months ended March 31, 2001 were not significant. As of March 31, 2002 and December 31, 2001, the carrying value of non-income producing securities was $43.9 million and $32.4 million, respectively.

Net Investment Income

Net investment income decreased $25.6 million (pre-tax) or 3.8% when compared with the first three months of 2001. This decrease was the result of a decrease in the overall yield on investments from 7.24% to
6.81%.   The decrease in the yield was primarily due to lower interest rates on new securities purchased along with additional security defaults in the first quarter of 2002. In addition, LNC transferred higher yielding invested assets and received current value as part of the close of the sale of the reinsurance business to Swiss Re in December 2001. The proceeds of the sale were invested in lower yielding highly liquid short-term investments. Also, mean invested assets increased 2.5% between periods. This increase was due primarily to positive fixed annuity flows and new life insurance business generated over the last year.

Realized Gains and Losses on Investments and Derivative Instruments

The first three months of 2002 had realized losses on investments and derivative instruments of $103.3 million (pre-tax) compared to realized losses of $20.7 million (pre-tax) for the first three months of 2001. These losses are net of related deferred acquisition costs and expenses. Securities available-for-sale that were deemed to have declines in fair value that are other than temporary were written down. Also, when the underlying value of the property is deemed to be less than the carrying value, LNC records write-downs and allowances on select mortgage loans on real estate, real estate and other investments. The significant increase in realized losses on investments was largely due to the write-down of investments in collateralized debt obligations ("CDO") and high-yield telecommunication issuers. Over 80% of the net losses for the first quarter of 2002 arose from exposure in these areas. CDOs are principally backed by high-yield investments that have experienced continued credit deterioration compounded by cumulative losses and declining liquidity.
In addition, as defaults and restructurings have plagued the high-yield telecommunication industry, prices have continued to decline on high-yield telecommunication bonds resulting in additional realized losses. LNC does not expect to see further significant impact from CDOs as the portfolio has been written-down to a value within a few percent of current market value as of March 31, 2002. In addition, collateralized bond obligation equity exposure is zero and total book value exposure to non-investment grade CDOs is approximately $100 million. As of March 31, 2002, LNC has remaining book value exposure of approximately $31 million to both foreign and domestic high-yield telecommunication holdings.

The pre-tax write-downs of securities available-for-sale for the first three months of 2002 and 2001 were $109.4 million and $62.8 million, respectively. The fixed maturity securities to which write-downs apply were generally of investment grade quality at the time of purchase, but were classified as "below investment grade" at the time of the write-downs. During the first three months of 2002, LNC released $0.2 million in reserves on real estate and mortgage loans on real estate compared to reserves released of $1.4 million for the first three months of 2001. Net write-downs and reserve releases for all investments for the three months ended March 31, 2002 and 2001 were $109.2 million and $61.4 million, respectively.


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

The consolidated statements of cash flows on page 7 indicates that operating activities used cash of $248.3 million during the first three months of 2002. This amount includes $516.2 million of Federal income taxes paid from the proceeds of the sale of LNC's reinsurance business to Swiss Re. This statement also classifies the other sources and uses of cash by investing activities and financing activities and discloses the total amount of cash available to meet LNC's obligations.

Although LNC generates adequate cash flow to meet the needs of its normal operations, periodically LNC may issue debt or equity securities to fund internal expansion, acquisitions, investment opportunities and the retirement of LNC's debt and equity. On March 21, 2002, LNC filed a shelf registration with the Securities and Exchange Commission that will allow LNC to offer and sell up to $1.2 billion of various securities, including regular debt, preferred stock, common stock and hybrid securities. This filing included an aggregate of $402.5 million from a previous filing that had not been utilized. In conjunction with this shelf registration, four additional subsidiaries were added (Lincoln National Capital VI, VII, VIII and IX) to accommodate the issuance of additional preferred securities. The purpose and terms of these new subsidiaries essentially parallel the remaining subsidiaries from previous shelf registrations, Lincoln National Capital III, IV and V. The net proceeds from the sale of the securities offered by this shelf registration and the applicable prospectus supplement(s) are expected to be used by LNC for general corporate purposes, including repayment or redemption of outstanding debt or preferred stock, the possible acquisition of financial services businesses or assets thereof, investment in portfolio assets and working capital needs. Cash funds are also available from LNC's revolving credit agreements which provide for borrowing up to $700 million.

Transactions such as those described in the preceding paragraph that have occurred in the first three months of 2002 include the purchase and retirement of 1,000,000 shares of common stock at a cost of $50.9 million. During the three months ended March 31, 2002, the remaining amount ($49.6 million) of the November 2000 board authorization to repurchase $500 million of common stock was used and $1.3 million under the July 2001 board authorization to repurchase $500 million was used. At March 31, 2002, the remaining amount under the July 2001 board authorization was $498.7 million.

In July 2001, the LNC Board authorized the repurchase of $500 million of LNC's securities. Management is now asking the LNC Board to amend this $500 million securities repurchase program to authorize LNC to engage in derivative transactions in connection with this program including but not limited to selling put warrants, purchasing call options, and entering into forward contracts for the repurchase of LNC's securities at future dates - all in compliance with LNC's Statement of Policy, Guidelines and Internal Control Procedures for Derivatives. Similarly, management is asking the LNC Board for authority to engage in accelerated stock repurchase programs ("ASRs") for the repurchase of LNC's stock. Derivative strategies and ASR programs will serve to compliment LNC's current open market repurchase activity. As of March 31, 2002, LNC had not sold any put warrants, purchased any call options or entered into any forward contracts related to share repurchase activity.

On January 7, 2002, LNC redeemed $100 million 8.35% Trust Originated Preferred Securities issued by Lincoln Capital II and guaranteed by LNC.

LNC's insurance subsidiaries are subject to certain insurance department regulatory restrictions as to the transfer of funds and payment of dividends to the holding company. Generally, these restrictions pose no short-term liquidity concerns for the holding company. However, as discussed in detail within Note 5 to the consolidated financial statements, the acquisition of two blocks of business in 1998 resulted in negative statutory earned surplus for LNL which triggered certain approval requirements in order for LNL to declare and pay dividends to LNC. As a result of negative earned surplus, LNL was required to obtain the prior approval of the Indiana Insurance Commissioner ("Commissioner") before paying any dividends to LNC until its statutory earned surplus became positive. LNL recently received approval from the Commissioner to reclassify total dividends of $495 million paid to LNC in 2001 from LNL's earned surplus to paid-in-capital. This change plus the increase in statutory earned surplus from the indemnity reinsurance transaction with Swiss Re resulted in positive statutory earned surplus for LNL at December 31, 2001. Future dividends will be deemed ordinary and will not require prior approval from the Commissioner, provided LNL's earned surplus remains positive and such dividends do not exceed the standard limitation of the greater of 10% of total surplus or the amount of statutory earnings generated in the prior year. No dividends were paid by LNL to LNC during the first quarter of 2002.

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

As of March 31, 2002, LNC's senior debt ratings were Moody's at A3 ("Upper Medium Grade"), Standard and Poor's at A- ("Strong"), Fitch at A+ ("Strong") and A.M. Best at a ("Strong"), and LNC's commercial paper ratings included Moody's at P-2 ("Strong"), Standard and Poor's at A-2 ("Satisfactory") and Fitch at F-1 ("Very Strong"). Although there are less investors for A-2/P-2 commercial paper and there are periods in which there is weak investor interest in A-2/P-2 commercial paper, through March 31, 2002, liquidity has not been adversely impacted. LNC can draw upon alternative short-term borrowing facilities such as revolving lines of bank credit.

On the average, LNC's commercial paper borrowing rates have increased 0.20% per annum since LNC was downgraded to an A-2/P-2 issuer. However, historically there have been times of greater volatility in commercial paper borrowing rates for an A-2/P-2 issuer with the spread above A-1/P-1 rates ranging from 0.25% to 0.50%. During such times of greater volatility, LNC may experience difficulty in placing longer-term commercial paper (defined as 30-90 day maturities), and as a result, experience increased short-term financing costs.

As of March 31, 2002, Lincoln National (UK) PLC's commercial paper ratings were Standard and Poor's at A-2 ("Satisfactory") and Moody's at P-2 ("Strong"). In times when the European Commercial Paper ("ECP") market contracts, Lincoln National (UK) PLC can draw upon alternative borrowing facilities in the form of bank loans. This form of short-term borrowing causes an increase in the borrowing rate of approximately 0.15% per annum. Due to an increase in cash flow generated from operations, Lincoln UK reduced its commercial paper borrowings from $96.0 million at December 31, 2001 to $60.3 million at March 31, 2002.

Total shareholders' equity decreased $132.4 million in the first three months of 2002. Excluding the decrease of $162.7 million related to a decrease in the unrealized gain on securities available-for-sale and derivative instruments, shareholders' equity increased $30.3 million. This increase was the net result of increases of $94.5 million from net income and $58.9 million from the issuance of common stock related to benefit plans partially offset by decreases of $50.9 million for the repurchase of common shares, $12.1 million for the cumulative foreign currency translation adjustment and $60.1 million for the declaration of dividends to shareholders.

Contingencies

See Note 5 to the consolidated financial statements for information regarding contingencies.

Item 3  Quantitative and Qualitative Disclosure of Market Risk
------

LNC provided a discussion of its market risk in its 2001 Annual Report. This discussion was included on pages 69 through 76 of the Annual Report and was incorporated by reference to Item 7A, Part II of LNC's Form 10-K for the year ended December 31, 2001. During the fist quarter of 2002, there was no substantive change to LNC's market risk. The following is a discussion of changes to LNC's derivative positions.

Derivatives

As discussed in Note 7 to the consolidated financial statements for the year ended December 31, 2001 (see pages 109 through 114 of LNC's 2001 Annual Report which were incorporated by reference to Item 8 of LNC's Form 10-K for the year ended December 31, 2001), LNC has entered into derivative transactions to reduce its exposure to fluctuations in interest rates, the risk of increases in liabilities indexed to LNC stock, credit risk and foreign exchange risk. In addition, LNC is subject to risks associated with changes in the value of its derivatives; however, such changes in value are generally offset by changes in the value of the items being hedged by such contracts. Modifications to LNC's derivative strategy are initiated periodically upon review of the Company's overall risk assessment. During the first three months of 2002, the more significant changes in LNC's derivative positions are as follows:

1. Decreased its use of interest rate cap agreements that are used to hedge its annuity business from the effect of fluctuating interest rates from 1.3 billion notional to 1.0 billion notional. The decrease in notional is a result of expirations and resulted in no gain or loss.

2. Decreased its use of interest rate swaps hedging variable rate bonds by 16.6 million notional, resulting in a total notional of 318.5 million. These interest rate swap agreements convert floating rate bond coupon payments into a fixed rate of return. A gain of $0.3 million was recognized as a result of the expirations.

3. Entered into foreign exchange forward contracts in the amount of 77.1 million notional that are hedging LNC's exposure to currency fluctuation associated with its issuance of non-Sterling commercial paper in Europe. A total of 97.2 million notional was terminated resulting in no gain or loss.

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

Item 6  Exhibits and Reports on Form 8-K
------
(a) The following Exhibits of the Registrant are included in this report.

(Note: The number preceding the exhibit corresponds to the specific number within Item 601 ofRegulation S-K.)

12 Historical Ratio of Earnings to Fixed Charges

21 List of Subsidiaries

(b) Financial Report for the year ended December 31, 2001, as filed with the Securities and Exchange Commission on Form 8-K on February 11, 2002.


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


LINCOLN NATIONAL CORPORATION

By /S/ Richard C. Vaughan
   ----------------------
Richard C. Vaughan,
Executive Vice President and
Chief Financial Officer

By /S/ Casey J. Trumble
   --------------------
Casey J. Trumble,
Senior Vice President and
Chief Accounting Officer

Date   May 6, 2002
       --------------

LINCOLN NATIONAL CORPORATION

Exhibit Index for the Report on Form 10-Q for the Quarter Ended March 31, 2002

Exhibit Number                Description                         Page Number
--------------                -----------                         -----------
12                            Historical Ratio of
                              Earnings to Fixed Charges                40

21                            List of Subsidiaries                     41