Form 10-Q
period 2002-06-30
LINCOLN NATIONAL CORP
filed 2002-08-09
CIK 59558

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For quarter ended June 30, 2002	Commission file number 1-6028

LINCOLN NATIONAL CORPORATION

(Exact name of registrant as specified in its charter)

Indiana (State of incorporation)	35-1140070 (I.R.S. Employer Identification No.)

1500 Market Street, Suite 3900,
Philadelphia, Pennsylvania 19102-2112
(Address of principal executive offices)

Registrant’s telephone number	(215) 448-1400

As of July 31, 2002 LNC had 184,199,391 shares of Common Stock outstanding.

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

The exhibit index to this report is located on page 41.

PART I — FINANCIAL INFORMATION

Item 1 Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30	December 31
(000s omitted)	2002	2001

ASSETS	(Unaudited)
Investments:
Securities available-for-sale, at fair value:
Fixed maturity (cost 2002 - $29,132,815; 2001 - $27,955,981)	$29,724,578	$28,345,673
Equity (cost 2002 - $373,545; 2001 - $444,398)	419,478	470,459
Mortgage loans on real estate	4,395,354	4,535,550
Real estate	258,658	267,882
Policy loans	1,906,070	1,939,683
Derivative instruments	50,465	46,445
Other investments	405,509	507,386

Total Investments	37,160,112	36,113,078
Investment in unconsolidated affiliates	7,487	8,134
Cash and invested cash	2,265,444	3,095,480
Property and equipment	253,544	257,518
Deferred acquisition costs	3,056,597	2,885,311
Premiums and fees receivable	461,398	400,076
Accrued investment income	556,333	563,490
Assets held in separate accounts	40,579,640	44,833,419
Federal income taxes	438,424	15,117
Amounts recoverable from reinsurers	6,509,933	6,030,368
Goodwill	1,212,425	1,211,794
Other intangible assets	1,367,285	1,412,596
Other assets	1,200,617	1,174,923

Total Assets	$95,069,239	$98,001,304

See notes to consolidated financial statements.

LINCOLN NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

-CONTINUED-

	June 30	December 31
(000s omitted)	2002	2001

	(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Insurance and Investment Contract Liabilities:
Insurance policy and claim reserves	$22,027,625	$21,609,269
Contractholder funds	19,834,490	19,247,894
Liabilities related to separate accounts	40,579,640	44,833,419

Total Insurance and Investment Contract Liabilities	82,441,755	85,690,582
Short-term debt	211,018	350,203
Long-term debt	1,112,286	861,754
Company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely junior subordinated debentures	380,023	474,656
Other liabilities	4,501,057	4,216,095
Deferred gain on indemnity reinsurance	1,115,234	1,144,530

Total Liabilities	89,761,373	92,737,820

Shareholders’ Equity:
Series A preferred stock-10,000,000 shares authorized (6/30/02 liquidation value — $1,646)	681	762
Common stock - 800,000,000 shares authorized	1,305,649	1,255,112
Retained earnings	3,669,075	3,834,427
Accumulated Other Comprehensive Income (Loss):
Foreign currency translation adjustment	21,947	(8,062)
Net unrealized gain on securities available-for-sale	325,675	195,681
Net unrealized gain on derivative instruments	22,677	21,523
Minimum pension liability adjustment	(37,838)	(35,959)

Total Accumulated Other Comprehensive Income	332,461	173,183

Total Shareholders’ Equity	5,307,866	5,263,484

Total Liabilities and Shareholders’ Equity	$95,069,239	$98,001,304

See notes to consolidated financial statements.

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Six Months Ended		Three Months Ended
	June 30		June 30

(000s omitted, except per share amounts)	2002	2001	2002	2001

	(Unaudited)		(Unaudited)
Revenue:
Insurance premiums	$154,119	$956,533	$76,999	$449,552
Insurance fees	727,316	790,401	366,244	383,969
Investment advisory fees	95,766	99,033	47,757	49,612
Net investment income	1,299,133	1,346,793	651,008	673,052
Equity in earnings of unconsolidated affiliates	(647)	937	(647)	43
Realized loss on investments and derivative instruments	(184,403)	(38,206)	(81,060)	(17,547)
Other revenue and fees	180,136	142,295	84,679	60,311

Total Revenue	2,271,420	3,297,786	1,144,980	1,598,992
Benefits and Expenses:
Benefits	1,251,722	1,761,675	648,326	855,017
Underwriting, acquisition, insurance and other expenses	803,092	1,044,819	410,898	508,206
Interest and debt expense	49,455	66,488	24,649	32,040

Total Benefits and Expenses	2,104,269	2,872,982	1,083,873	1,395,263

Income before Federal Income Taxes and Cumulative Effect of Accounting Changes	167,151	424,804	61,107	203,729
Federal income taxes	13,293	107,299	1,700	50,724

Income before Cumulative Effect of Accounting Changes	153,858	317,505	59,407	153,005
Cumulative effect of accounting changes (net of Federal income taxes)	—	(15,566)	—	(11,269)

Net Income	$153,858	$301,939	$59,407	$141,736
Earnings Per Common Share — Basic:
Income before Cumulative Effect of Accounting Changes	$0.83	$1.69	$0.32	$0.82
Cumulative effect of accounting changes	—	(0.08)	—	(0.06)

Net Income	$0.83	$1.61	$0.32	$0.76
Earning Per Common Share — Diluted
Income before Cumulative Effect of Accounting Changes	$0.81	$1.65	$0.31	$0.80
Cumulative effect of accounting changes	—	(0.08)	—	(0.06)

Net Income	$0.81	$1.57	$0.31	$0.74

See notes to consolidated financial statements.

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Six Months Ended June 30

	Number of Shares		Amounts

(000s omitted from dollar amounts)	2002	2001	2002	2001

	(Unaudited)		(Unaudited)
Series A Preferred Stock:
Balance at beginning-of-year	23,034	25,980	$762	$857
Conversion into common stock	(2,464)	(1,710)	(81)	(56)

Balance at June 30	20,570	24,270	681	801
Common Stock:
Balance at beginning-of-year	186,943,738	190,748,050	1,255,112	1,003,651
Conversion of series A preferred stock	39,424	27,360	81	56
Issued for benefit plans	2,075,366	1,302,622	77,535	47,064
Retirement of common stock	(4,885,000)	(4,300,000)	(27,079)	(22,650)

Balance at June 30	184,173,528	187,778,032	1,305,649	1,028,121
Retained Earnings:
Balance at beginning-of-year			3,834,427	3,915,598
Comprehensive income			313,136	355,767
Less other comprehensive income (loss):
Foreign currency translation adjustment			30,009	(37,253)
Net unrealized gain on securities available-for-sale			129,994	64,113
Net unrealized gain on derivative instruments			1,154	26,968
Minimum pension liability adjustment			(1,879)	—

Net Income			153,858	301,939
Retirement of common stock			(199,596)	(164,167)
Dividends declared:
Series A preferred ($1.50 per share)			(30)	(37)
Common stock (2002-$0.64; 2001-$0.61)			(119,584)	(114,123)

Balance at June 30			$3,669,075	$3,939,210

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Continued)

	Six Months Ended June 30

	{Number of Shares}		Amounts

(000s omitted from dollar amounts)	2002	2001	2002	2001

	(Unaudited)		(Unaudited)
Foreign Currency Translation Adjustment:
Accumulated adjustment at beginning-of-year			$(8,062)	$21,930
Change during the period			30,009	(37,253)

Balance at June 30			21,947	(15,323)

Net Unrealized Gain on Securities Available-for-Sale:
Balance at beginning-of-year			195,681	12,048
Change during the period			129,994	64,113

Balance at June 30			325,675	76,161

Net Unrealized Gain on Derivative Instruments:
Balance at beginning-of-year			21,523	—
Cumulative effect of accounting change			—	17,584
Change during the period			1,154	9,384

Balance at June 30			22,677	26,968

Minimum Pension Liability Adjustment:
Balance at beginning-of-year			(35,959)	—
Change during the period			(1,879)	—

Balance at June 30			(37,838)	—

Total Shareholders’ Equity at June 30			$5,307,866	$5,055,938
Common Stock at End of Quarter:
Assuming conversion of preferred stock	184,502,648	188,166,352
Diluted basis	186,924,348	192,870,150

See notes to consolidated financial statements.

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30

(000s omitted)	2002	2001

	(Unaudited)
Cash Flows from Operating Activities:
Net income	$153,858	$301,939
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Deferred acquisition costs	(145,091)	(141,629)
Premiums and fees receivable	(61,322)	(6,986)
Accrued investment income	7,157	(26,798)
Policy liabilities and accruals	(38,478)	(549,493)
Contractholder funds	485,650	622,991
Amounts recoverable from reinsurers	(479,566)	85,741
Deferred federal income taxes	72,179	(28,659)
Federal income taxes paid from proceeds of disposition	(516,152)	—
Other liabilities	250,791	(108,484)
Provisions for depreciation	24,946	29,668
Amortization of goodwill	—	21,736
Amortization of other intangible assets	57,484	63,817
Realized loss on investments	184,403	62,150
Other	(41,167)	(98,199)

Net Adjustments	(199,166)	(74,145)

Net Cash (Used in) Provided by Operating Activities	(45,308)	227,794
Cash Flows from Investing Activities:
Securities-available-for-sale:
Purchases	(6,851,274)	(4,750,611)
Sales	4,316,833	3,061,036
Maturities	1,253,870	1,328,159
Purchase of other investments	(471,458)	(550,443)
Sale or maturity of other investments	783,146	520,929
Decrease in cash collateral on loaned securities	(105,800)	(114,188)
Property and equipment purchases	(72,133)	(115,437)
Property and equipment sales	57,452	55,114
Increase in other liabilities (non-operating)	130,613	156,084
Other	(11,952)	84,352

Net Cash Used in Investing Activities	(970,703)	(325,005)
Cash Flows from Financing Activities:
Retirement/call of preferred securities of subsidiary trusts	(94,632)	—
Issuance of long-term debt	248,990	—
Net increase (decrease) in short-term debt	(139,184)	38,360
Universal life and investment contract deposits	2,541,811	1,964,123
Universal life and investment contract withdrawals	(1,711,976)	(1,867,817)
Investment contract transfers	(264,000)	(208,000)
Common stock issued for benefit plans	77,535	47,052
Retirement of common stock	(223,116)	(186,817)
Other liabilities — retirement of common stock	(128,330)	—
Dividends paid to shareholders	(121,123)	(115,185)

Net Cash Used in Financing Activities	185,975	(328,284)

Net Decrease in Cash and Invested Cash	(830,036)	(425,495)
Cash and Invested Cash at Beginning-of-Year	3,095,480	1,927,393

Cash and Invested Cash at June 30	$2,265,444	$1,501,898
See notes to consolidated financial statements.

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Basis of Presentation

The accompanying consolidated financial statements include Lincoln National Corporation (“LNC”) and its majority-owned subsidiaries. Through subsidiary companies, LNC operates multiple insurance and investment management businesses. The collective group of companies uses “Lincoln Financial Group” as its marketing identity. Operations are divided into four business segments. Less than majority-owned entities in which LNC has at least a 20% interest are reported on the equity basis. These unaudited consolidated statements have been prepared in conformity with accounting principles generally accepted in the United States, except that they do not contain complete notes. However, in the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the results. These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes incorporated by reference into LNC’s latest annual report on Form 10-K for the year ended December 31, 2001.

Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2002.

2. Change in Accounting Principle
Accounting for Business Combinations and Goodwill and Other Intangible Assets. In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, “Business Combinations” (“FAS 141”), and No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). FAS 141 is effective for all business combinations initiated after June 30, 2001, and FAS 142 is effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized, but are subject to impairment tests conducted at least annually in accordance with the new standard. Intangible assets that do not have indefinite lives continue to be amortized over their estimated useful lives. LNC adopted FAS 142 on January 1, 2002. After consideration of the provisions of the new standards regarding proper classification of goodwill and other intangible assets on the consolidated balance sheet, LNC did not reclassify any goodwill or other intangible balances held as of January 1, 2002.

In compliance with the transition provision of FAS 142, LNC completed the first step of the transitional goodwill impairment test during the second quarter 2002. The valuation techniques used by LNC to estimate the fair value of the group of assets comprising the different reporting units varied based on the characteristics of each reporting unit’s business and operations. A discounted cash flow model was used to assess the goodwill of the reporting units within LNC’s Lincoln Retirement and Lincoln UK segments. A valuation technique combining multiples of revenues, earnings before interest, taxes, depreciation and amortization (“EBITDA”) and assets under management was used to assess the goodwill in LNC’s Investment Management segment. LNC’s Life Insurance segment used four different models; discounted cash flows, pro-rata share of LNC’s market value weighted by the relative adjusted GAAP carrying values (with and without goodwill) of LNC’s reporting units and an estimate of the segment’s market value as a multiple of the Life reporting unit’s 2001 GAAP earnings. The results of the first step of the tests indicate that LNC does not have impaired goodwill.

As a result of the application of the non-amortization provisions of the new standards, LNC had an increase in net income of $20.9 million ($0.11 per common share on a fully diluted basis) in the first six months of 2002, $10.4 million ($0.05 per common share on a fully diluted basis) in the second quarter of 2002 and is expecting an increase in net income of $41.7 million ($0.22 per common share based on the average diluted shares for the six months ended June 30, 2002) for the full year of 2002.

During the six months ended June 30, 2002, the only change in the carrying value of goodwill in total and for the Lincoln UK segment was the change in value for the translation of the Lincoln UK balance from British pounds to U.S. dollars based on the prevailing exchange rate as of the balance sheet date.

The carrying amount of goodwill by reportable segment as of June 30, 2002 is as follows:

(in millions)
June 30, 2002

Lincoln Retirement Segment	$43.9
Life Insurance Segment	855.1
Investment Management Segment	300.7
Lincoln UK Segment	12.7

Total	$1,212.4

The reconciliation of reported net income to adjusted net income is as follows:

	Six Months	Three Months	Year Ended
	Ended	Ended	December 31,
(in millions except per share amounts)	June 30, 2001	June 30, 2001	2001	2000

Reported Net Income	$301.9	$141.7	$590.2	$621.4
Add back: Goodwill Amortization (after-tax)	21.7	10.9	43.4	45.1

Adjusted Net Income	$323.6	$152.6	$633.6	$666.5
Earnings Per Common Share — Basic:
Reported Net Income	$1.61	$0.76	$3.13	$3.25
Add back: Goodwill Amortization (after-tax)	0.12	0.06	0.23	0.24

Adjusted Net Income	$1.73	$0.82	$3.36	$3.49
Earnings Per Common Share — Diluted:
Reported Net Income	$1.57	$0.74	$3.05	$3.19
Add-back: Goodwill Amortization (after-tax)	0.11	0.05	0.22	0.23

Adjusted Net Income	$1.68	$0.79	$3.27	$3.42

For intangible assets subject to amortization, the total gross carrying amount and accumulated amortization in total and for each major intangible asset class by segment are as follows:

	As of June 30, 2002		As of December 31, 2001

(in millions)	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized Intangible Assets:
Lincoln Retirement Segment:
Present value of in-force	$225.0	$78.2	$225.0	$70.5
Life Insurance Segment:
Present value of in-force	1,254.2	323.5	1,254.2	290.2
Investment Management Segment:
Client lists	103.6	57.8	103.6	53.6
Non-compete agreements*	—	—	2.3	2.2

	103.6	57.8	105.9	55.8
Lincoln UK Segment:
Present value of in-force**	327.6	83.6	311.2	67.2

Total	$1,910.4	$543.1	$1,896.3	$483.7

*	The non-compete agreements included in the Investment Management segment as of December 31, 2001 were fully amortized during the first quarter of 2002 resulting in a net carrying value of zero. Thus, the gross carrying amount and accumulated amortization of total amortized intangible assets at June 30, 2002 is less than the amount at December 31, 2001.

**	The gross carrying amount and accumulated amortization of the present value of in-force for the Lincoln UK segment changed from December 31, 2001 to June 30, 2002 due to the translation of the balances from British pounds to U.S. dollars based on the prevailing exchange rate as of the balance sheet dates.

The aggregate amortization expense for other intangible assets for the six months ended June 30, 2002 and 2001 was $57.5 million and $63.8 million, respectively and for the three months ended June 30, 2002 and 2001 was $34.0 million and $26.2 million, respectively. The aggregate amortization expense for other intangible assets for the years ended December 31, 2001 and 2000 was $125.2 million and $150.3 million, respectively.

Future estimated amortization of other intangible assets is as follows (in millions):

2002 -	$61.8	2003 -	$106.0	2004 -	$102.2
2005 -	99.1	2006 -	96.1	Thereafter -	902.0

The amount shown above for 2002 is the amortization expected for the remainder of 2002 from June 30, 2002.

Accounting for the Impairment or Disposal of Long-lived Assets. In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations” for a disposal of a segment of a business. FAS 144 is effective for fiscal years beginning after December 15, 2001. LNC adopted FAS 144 on January 1, 2002 and the adoption of the Statement did not have a material impact on the consolidated financial position and results of operations of LNC.

Accounting for Costs Associated with Exit or Disposal Activities. In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“FAS 146”), which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Action (including Certain Costs Incurred in a Restructuring)” (“Issue 94-3”). The principal difference between FAS 146 and Issue 94-3 is that FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than at the date of an entity’s commitment to an exit plan. FAS 146 is effective for exit or disposal activities after December 31, 2002. Adoption of FAS 146 by LNC will result a change in timing of when a liability is recognized if LNC has restructuring activities after December 31, 2002.

3. Federal Income Taxes
The effective tax rate on net income is lower than the prevailing corporate federal income tax rate. The difference for both 2002 and 2001 resulted principally from tax-preferred investment income.

4. Debt, Preferred Securities of Subsidiary Trusts and Revolving Credit Agreements.
Debt. In June 2002, LNC issued $250 million 5.25% five-year senior notes. The net proceeds of that offering will be used for general corporate purposes, and pending such application, have been used to pay down short-term debt. In conjunction with the $250 million debt issue, LNC executed a $100 million, notional amount, interest rate swap that effectively converted the 5.25% fixed rate coupon on the bond into a LIBOR-based floating rate obligation for that portion of the bond.

Shelf Registration. In April 2002, a new shelf registration statement was declared effective by the Securities and Exchange Commission. The new shelf registration allows LNC to offer and sell up to $1.2 billion (including $402.5 million of registered but unissued securities from previous registration statements) of debt securities, preferred stock, common stock, warrants, stock purchase contracts and stock purchase units of LNC and trust preferred securities of four subsidiary trusts. The net proceeds from the sale of the securities offered by this shelf registration and the applicable prospectus supplement(s) are expected to be used by LNC for general corporate purposes, including repurchases of outstanding common stock, repayment or redemption of outstanding debt or preferred stock, the possible acquisition of financial services businesses or assets thereof, investment in portfolio assets and working capital needs.

TOPrS. In January 2002, LNC redeemed $100 million 8.35% Trust Originated Preferred Securities issued by Lincoln Capital II and guaranteed by LNC.

Revolving Credit Agreements. In June 2002, LNC reduced its revolving bank lines of credit from $700 million to $500 million when LNC suspended its commercial paper issuance under its European Commercial Paper program.

5. Underwriting, Acquisition, Insurance and Other Expenses
Details underlying the income statement caption, “Underwriting, Acquisition, Insurance and Other Expenses,” are as follows:

	Six Months Ended		Three Months Ended
	June 30		June 30

(in millions)	2002	2001	2002	2001

Commissions	$292.8	$434.5	$148.6	$217.6
Other volume related expenses	120.2	89.9	65.5	49.0
Operating and administrative expenses	412.6	502.2	204.1	252.5
Deferred acquisition costs net of amortization	(145.1)	(141.6)	(68.0)	(86.7)
Goodwill amortization	—	21.7	—	10.9
Restructuring charges	1.6	6.9	1.6	5.9
Other	121.0	131.2	59.1	59.0

Total	$803.1	$1,044.8	$410.9	$508.2

6. Restrictions, Commitments and Contingencies.
Statutory Restriction. LNC’s primary insurance subsidiary, The Lincoln National Life Insurance Company (“LNL”) acquired a block of individual life insurance and annuity business from CIGNA Corporation in January 1998 and a block of individual life insurance from Aetna Inc. in October 1998. These acquisitions were structured as indemnity reinsurance transactions. The statutory accounting regulations do not allow goodwill to be recognized on indemnity reinsurance transactions and therefore, the related statutory ceding commission flows through the statement of operations as an expense resulting in a reduction of statutory earned surplus. As a result of these acquisitions, LNL’s statutory earned surplus was negative.

LNC’s insurance subsidiaries are subject to certain insurance department regulatory restrictions as to the transfer of funds and payment of dividends to the holding company. Generally, these restrictions pose no short-term liquidity concerns for the holding company. As a result of negative statutory earned surplus, LNL was required to obtain the prior approval of the Indiana Insurance Commissioner (“Commissioner”) before paying any dividends to LNC until its statutory earned surplus became positive. During the first quarter of 2002, LNL received approval from the Commissioner to reclassify total dividends of $495 million paid to LNC in 2001 from LNL’s earned surplus to paid-in-capital. This change plus the increase in statutory earned surplus from the disposition of LNC’s reinsurance operations through an indemnity reinsurance transaction with Swiss Re resulted in positive statutory earned surplus for LNL at December 31, 2001.

In general, subsequent dividends will be deemed ordinary and will not require prior approval from the Commissioner, provided LNL’s earned surplus remains positive and such dividends do not exceed the standard limitation of the greater of 10% of total surplus or the amount of statutory earnings generated in the prior year. Dividends of $710 million were paid by LNL to LNC in the second quarter of 2002. These distributions were made in two installments. The first installment of $60 million was paid in April. The second installment of $650 million was paid in June. As the second installment exceeded the distribution limitation noted above, a special request was made to and approved by the Commissioner. Both distributions represented a portion of the proceeds received from the indemnity reinsurance transaction with Swiss Re. Due to the amount of dividends paid so far in 2002, any additional dividends paid in 2002 will require Commissioner approval. The status of dividends in 2003 will be determined based on financial results for the calendar year 2002.

Net income for the year ended December 31, 2001 and shareholders’ equity as of December 31, 2001 as determined in accordance with statutory accounting practices for LNC’s insurance subsidiaries were $306 million and $3.9 billion, respectively. Statutory net income for 2001 excluding LNC’s foreign life reinsurance companies was $280 million.

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

Reinsurance Contingencies. Swiss Re acquired LNC’s reinsurance operations on December 7, 2001. The transaction structure involved a series of indemnity reinsurance transactions combined with the sale of certain stock companies that comprised LNC’s reinsurance operation. Under the indemnity reinsurance agreements, Swiss Re reinsured certain liabilities and obligations of LNC. Because LNC is not relieved of its legal liability to the ceding companies, in accordance with Statement of Financial Accounting Standards No. 113, “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts” (“FAS 113”), the liabilities and obligations associated with the reinsured contracts remain on the consolidated balance sheets of LNC with a corresponding reinsurance receivable from Swiss Re.

LNC and Swiss Re have not agreed upon the final closing financial statements associated with the December 7, 2001 transactions. There are currently disputed matters of approximately $500 million relating primarily to personal accident business reserves and recoverables. LNC’s ongoing indemnification to Swiss Re on the underlying reinsurance business is limited to the personal accident business. Pursuant to the purchase agreement, LNC’s exposure is capped at $100 million ($65 million after-tax) for net future payments under the personal accident programs in excess of $148 million, which represents the personal accident liabilities net of the assets held for reinsurance recoverables at December 31, 2000. Up to $200 million of net payments in excess of the net liabilities will be shared on a 50/50 basis between LNC and Swiss Re. LNC has no continuing indemnification risk to Swiss Re on other reinsurance lines of business including disability income, HMO excess-of-loss, group carrier medical and property and casualty reinsurance lines.

Additional matters totaling approximately $270 million have been raised by Swiss Re which if sustained as asserted would effectively result in a transfer of assets from LNC without an assumption of the related liabilities by Swiss Re. LNC and Swiss Re are continuing to discuss a variety of means for resolving the total of approximately $770 million of disputed matters, including potential approaches for settlement. At this point, LNC and Swiss Re differ on whether the disputed matters should be decided by a very narrow dispute resolution process set forth in the contract or by litigation. On April 24, 2002, Swiss Re filed a legal action intended to compel LNC to submit a number of disputed matters to this dispute resolution process. LNC contends that such dispute resolution process is not an appropriate approach for resolution of certain of these disputed matters. If the parties are unable to reach agreement, and these matters are resolved by either the contractual dispute resolution process or litigation, the timetable for an ultimate resolution of these matters may remain uncertain for some time.

Upon reaching agreement as to the final closing financial statements, it is possible that LNC could record adjustments to realized gain or loss on the sale of subsidiaries, to net income, or to the amount of deferred gain associated with the Swiss Re transaction. Another aspect of a potential dispute resolution could result in LNC agreeing to transfer assets to Swiss Re until the adequacy of certain reserves and related recoverables can be determined. In that event, LNC’s future investment income would be reduced to the extent that any such dispute resolution would result in Swiss Re’s retention of the related investment income during the time that Swiss Re would hold the invested assets. While uncertainty exists as to how these disputed matters will finally be resolved, at the present time LNC believes the amounts reported within LNC’s consolidated financial statements represent the best estimate of the ultimate outcome of Swiss Re’s acquisition of LNC’s reinsurance business.

While LNC has limited its indemnification to Swiss Re, as previously noted, under FAS 113 LNC will continue to report the reserves subject to the indemnity reinsurance agreements with Swiss Re on LNC’s consolidated balance sheet with an offsetting reinsurance recoverable from Swiss Re. In particular, the reserves for the personal accident business are based on various estimates that are subject to considerable uncertainty, including the potential for settlements or litigation. Accordingly, the reserves for the personal accident business may prove to be deficient or excessive. In the event that future developments indicate that the reserves related to the personal accident business or other lines of reinsurance business should be adjusted, LNC would be required under FAS 113 to recognize the changes in reserves in earnings in the period of change. Any change to the reinsurance recoverable from Swiss Re would be recorded as an adjustment to the amount of deferred gain. During the second quarter of 2002, LNC determined that certain reserves for disability income business sold to Swiss Re should be adjusted. Under FAS 113, LNC recorded an increase in reserves of $22.2 million pre-tax ($14.4 million after-tax) in net income in the current period. A corresponding increase in the reinsurance recoverable from Swiss Re has resulted in a $22.2 million pre-tax ($14.4 million after-tax) increase in the amount of deferred gain recorded in connection with the acquisition of LNC’s reinsurance operations by Swiss Re.

On May 30, 2002, LNC exercised its contractual right to “put” its interest in a subsidiary company containing LNC’s disability income reinsurance business to Swiss Re for $10 million. The $10 million sale price was approximately equal to LNC’s book basis in the subsidiary.

United Kingdom Selling Practices. Various selling practices of the Lincoln UK operations have come under scrutiny by the UK regulators in recent years. These selling practices include the sale and administration of individual pension products, mortgage endowments and the selling practices of City Financial Partners Limited (“CFPL”), a subsidiary company purchased in December 1997. Regarding the sale and administration of pension products to individuals, regulatory agencies have raised questions as to what constitutes appropriate advice to individuals who bought pension products as an alternative to participation in an employer-sponsored plan. In cases of inappropriate advice, an extensive investigation may have to be done and the individual put in a position similar to what would have been attained if the individual had remained in the employer-sponsored plan.

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

Lincoln UK received a letter from UK regulators on February 8, 2001, raising concerns with certain mortgage endowment products sold by British National Life Assurance Company (“BNLA”). The specific policies at issue were sold between the period of July 1988 through March 1994. Lincoln UK acquired BNLA from Citibank in August of 1993. Less than 6,000 of these BNLA policies remain in force.

In their letter and in subsequent discussions, UK regulators are contending that BNLA’s sales literature was written in a manner that provides a contractual warranty that, if certain assumptions are achieved, the mortgage endowment would grow to a balance sufficient to repay the contractholder’s mortgage. LNC strongly disagrees that any contractual warranties were made in the sale of these mortgage endowment policies. In August of 2001, LNC reaffirmed its position in a letter to the UK regulators.

In March of 2002, LNC received a letter saying that the UK regulators had appointed enforcement investigators to review BNLA’s charging structure. This change was not a result of anything LNC had done to resolve this matter, but was a formality according to the UK regulators, reflecting how they wish to proceed with these matters across the entire industry. They want to obtain more information to be able to understand the background of the arguments. Accordingly, LNC has provided a significant amount of data about BNLA mortgage endowments and their charging structure. On May 31, 2002 the UK regulator wrote to LNC informing them that enforcement investigations had been completed and suggesting a meeting between the parties’ leading counsel to try to resolve the issues. This meeting has taken place but agreement was not reached. LNC is prepared to proceed with all available means of resolution, including pursuing regulatory, administrative and legal means of concluding this matter.

On March 20, 2002 the UK regulator wrote to LNC expressing the opinion that Laurentian Life, Liberty Life (acquired by Lincoln UK in January and April 1995 respectively) and Lincoln UK had in some cases calculated premiums for some endowment mortgage policies issued between July 1988 and October 2000 based upon growth rates that were, for that time, unduly optimistic, creating exceptional risks for consumers. LNC has reviewed a sample of these policies and is currently discussing its findings with the UK regulator.

Following allegations made by the UK Consumers’ Association (an organization which acts on behalf of consumers of goods and services provided in the UK) concerning various selling practices of CFPL, LNC conducted an internal review of 5,000 ten-year savings plans sold by CFPL during the period September 1, 1998 to August 31, 2000 and, following discussions with the UK regulator, it has been agreed that LNC will write to all customers with a ten year savings plan sold by CFPL to determine whether the sales of those policies were appropriate.

At June 30, 2002 and December 31, 2001, the aggregate liability associated with Lincoln UK selling practices was $114.7 million and $164.3 million, respectively. The reserves for these issues are based on various estimates that are subject to considerable uncertainty. Accordingly, the aggregate liability may prove to be deficient or excessive. However, it is management’s opinion that future developments regarding Lincoln UK selling practices will not materially affect the consolidated financial position of LNC.

Marketing and Compliance Issues. Regulators continue to focus on market conduct and compliance issues. Under certain circumstances, companies operating in the insurance and financial services markets have been held responsible for providing incomplete or misleading sales materials and for replacing existing policies with policies that were less advantageous to the policyholder. LNC’s management continues to monitor the company’s sales materials and compliance procedures and is making an extensive effort to minimize any potential liability. Due to the uncertainty surrounding such matters, it is not possible to provide a meaningful estimate of the range of potential outcomes at this time; however, it is management’s opinion that such future developments will not materially affect the consolidated financial position of LNC.

Other Contingency Matters. LNC and its subsidiaries are involved in various pending or threatened legal proceedings, including purported class actions, arising from the conduct of business. In some instances, these proceedings include claims for unspecified or substantial punitive damages and similar types of relief in addition to amounts for alleged contractual liability or requests for equitable relief. After consultation with legal counsel and a review of available facts, it is management’s opinion that these proceedings ultimately will be resolved without materially affecting the consolidated financial position of LNC.

During the fourth quarter of 2000, LNL reached an agreement in principle to settle all pending class action lawsuits alleging fraud in the sale of LNL non-variable universal life and participating whole life insurance policies. It requires that LNL provide benefits and a claim process to policyholders who purchased non-variable universal life and participating whole life policies between January 1, 1981 and December 31, 1998. The settlement covers approximately 431,000 policies. Owners of approximately 4,300 policies have excluded themselves (opted-out) from the settlement and, with respect to these policies, will not be bound by the settlement. Total charges recorded during 2000 for this settlement aggregated $42.1 million after-tax ($64.7 million pre-tax). With the court’s approval of the settlement in the second quarter of 2001 and the expiration in the third quarter of 2001 of the time to file an appeal, the case was concluded for all policyholders not previously opting out. During the past four quarters, settlement has been reached with a substantial number of the owners of policies that opted-out of the original settlement. Overall, developments the past four quarters relating to these matters were slightly favorable when compared to the assumptions underlying the estimates made in 2000 when the related charges were taken; however, while there is continuing uncertainty as to the ultimate costs of settling the remaining opt out cases, it is management’s opinion that such future developments will not materially affect the consolidated financial position of LNC.

For discussion of legal proceedings related to LNC’s sale of its former reinsurance business to Swiss Re, refer to the discussion of Reinsurance Contingencies above.

State guaranty funds assess insurance companies to cover losses to policyholders of insolvent or rehabilitated companies. Mandatory assessments may be partially recovered through a reduction in future premium taxes in some states. LNC has accrued for expected assessments net of estimated future premium tax deductions.

Derivatives. LNC maintains an overall risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by fluctuations in interest rates, the risk of changes in liabilities indexed to LNC stock, credit risk and foreign exchange risk. LNC assesses these risks by continually identifying and monitoring changes in interest rate exposure, foreign currency exposure, equity market exposure, and credit exposure that may adversely impact expected future cash flows and by evaluating hedging opportunities. Derivative instruments that are currently used as part of LNC’s interest rate risk management strategy include interest rate swaps, interest rate caps and swaptions. Derivative instruments that are used as part of LNC’s foreign currency risk management strategy include foreign currency swaps and foreign exchange forwards. Call options on LNC stock are used as part of LNC’s equity market risk management strategy. LNC also uses credit default swaps as part of its credit risk management strategy.

By using derivative instruments, LNC is exposed to credit and market risk. If the counterparty fails to perform, credit risk is equal to the extent of the fair value gain in the derivative. When the fair value of a derivative contract is positive, this generally indicates that the counterparty owes LNC and, therefore, creates a payment risk for LNC. When the fair value of a derivative contract is negative, LNC owes the counterparty and therefore LNC has no payment risk. LNC minimizes the credit (or payment) risk in derivative instruments by entering into transactions with high quality counterparties that are reviewed periodically by LNC. LNC also maintains a policy of requiring that all derivative contracts be governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement.

LNC and LNL are required to maintain minimum ratings as a matter of routine practice in negotiating ISDA agreements. Under the majority of ISDA agreements and as a matter of policy, LNL has agreed to maintain financial strength or claims-paying ratings above S&P BBB and Moody’s Baa2. LNC is required to maintain long-term senior debt ratings above S&P BBB and Moody’s Baa2. A downgrade below these levels would result in termination of the derivatives contract at which time any amounts payable would be dependent on the market value of the underlying derivative contract. In certain transactions, LNC and the counterparty have entered into a collateral support agreement requiring LNC to post collateral upon significant downgrade. LNC also requires for its own protection minimum rating standards for counterparty credit protection. LNL is required to maintain financial strength or claims-paying ratings above S&P A- and Moody’s A3 under certain ISDA agreements, which collectively do not represent material notional exposure. LNC does not believe the inclusion of termination or collateralization events pose any material threat to its liquidity position.

Market risk is the adverse effect that a change in interest rates, currency rates, implied volatility rates, or a change in certain equity indexes or instruments has on the value of a financial instrument. LNC manages the market risk by establishing and monitoring limits as to the types and degree of risk that may be undertaken.

LNC’s derivative instruments are monitored by its risk management committee as part of that committee’s oversight of LNC’s derivative activities. LNC’s derivative instruments committee is responsible for implementing various hedging strategies that are developed through its analysis of financial simulation models and other internal and industry sources. The resulting hedging strategies are then incorporated into LNC’s overall risk management strategies.

7. Segment Disclosures

LNC has four business segments: Lincoln Retirement (formerly known as the Annuities segment), Life Insurance, Investment Management and Lincoln UK. LNC’s reinsurance business was acquired by Swiss Re in December 2001. As the majority of the business acquired by Swiss Re was via indemnity reinsurance agreements, LNC is not relieved of its legal liability to the ceding companies for this business. This means that the liabilities and obligations associated with the reinsured contracts remain on the balance sheets of LNC with a corresponding reinsurance receivable from Swiss Re. In addition, the gain resulting from the indemnity reinsurance portion of the transaction was deferred and is being amortized into earnings at the rate that earnings on the reinsured business are expected to emerge, over a period of seven to 15 years on a declining basis. The ongoing management of the indemnity reinsurance contracts and the reporting of the deferred gain are now within LNC’s Other Operations. Given the lengthy period of time over which LNC will continue to amortize the deferred gain, and the fact that related assets and liabilities will continue to be reported on LNC’s financial statements, the historical results for the Reinsurance segment prior to the close of the transaction with Swiss Re are not reflected in discontinued operations, but as a separate line in Other Operations.

The following tables show financial data by segment:

	Six Months		Three Months
	Ended June 30		Ended June 30

(in millions)	2002	2001	2002	2001

Revenue:
Lincoln Retirement	$895.6	$1,022.5	$442.6	$512.1
Life Insurance	863.8	915.3	439.8	455.7
Investment Management (1)	205.9	222.6	102.4	110.3
Lincoln UK	121.6	153.8	68.0	68.9
Other Operations (includes consolidating adjustments)	184.5	983.6	92.2	452.0

Total	$2,271.4	$3,297.8	$1,145.0	$1,599.0
Income (Loss) before Federal Income Taxes and Cumulative Effect of Accounting Changes:
Lincoln Retirement	$46.1	$197.9	$(0.6)	$102.6
Life Insurance	144.3	190.0	80.5	90.9
Investment Management	15.6	8.1	7.4	4.6
Lincoln UK	20.0	40.8	9.6	21.2
Other Operations (includes interest expense)	(58.8)	(12.0)	(35.8)	(15.6)

Total	$167.2	$424.8	$61.1	$203.7
Federal Income Taxes (Credits):
Lincoln Retirement	$(11.7)	$34.1	$(10.8)	$19.0
Life Insurance	42.7	68.0	23.1	32.1
Investment Management	2.4	3.2	1.2	1.6
Lincoln UK	(0.7)	8.4	(0.2)	3.6
Other Operations	(19.4)	(6.4)	(11.6)	(5.6)

Total	$13.3	$107.3	$1.7	$50.7
Net Income (Loss):
Lincoln Retirement	$57.8	$163.8	$10.2	$83.6
Life Insurance	101.6	122.0	57.4	58.8
Investment Management	13.2	4.9	6.2	3.0
Lincoln UK	20.7	32.4	9.8	17.6
Other Operations (includes interest expense)	(39.4)	(5.6)	(24.2)	(10.0)

Income before Cumulative Effect of Accounting Changes	153.9	317.5	59.4	153.0
Cumulative effect of accounting changes (after-tax)	—	(15.6)	—	(11.3)

Net Income	$153.9	$301.9	$59.4	$141.7

	June 30	December 31	December 31
(in millions)	2002	2001	2000

Assets:
Lincoln Retirement	$54,943.7	$56,888.2	$60,267.1
Life Insurance	18,852.2	18,409.7	17,939.1
Investment Management	1,429.1	1,460.5	1,439.0
Lincoln UK	7,678.0	7,788.8	8,763.7
Other Operations	12,166.2	13,454.1	11,435.2

Total	$95,069.2	$98,001.3	$99,844.1

(1)	Revenues for the Investment Management segment include intersegment revenues for asset management services provided to the other segments of LNC. These intersegment revenues totaled $41.9 million and $43.6 million during the six month periods ended June 30, 2002 and 2001, respectively and $20.7 million and $21.6 million during the three month periods ended June 30, 2002 and 2001, respectively.

8. Earnings Per Share
Per share amounts for net income are shown in the income statement using 1) an earnings per common share basic calculation and 2) an earnings per common share-assuming dilution calculation. Reconciliations of the factors used in the two calculations are as follows:

	Six Months		Three Months
	Ended June 30		Ended June 30

	2002	2001	2002	2001

Numerator: [in millions]
Net income as used in basic calculation	$153.9	$301.9	$59.4	$141.7
Dividends on convertible preferred stock	*	*	*	*

Net income, as used in diluted calculation	$153.9	$301.9	$59.4	$141.7
* Less than $100,000
Denominator: [number of shares]
Weighted-average shares, as used
in basic calculation	186,367,782	188,075,417	185,892,541	187,028,174
Shares to cover conversion of preferred stock	348,481	402,303	337,207	393,412
Shares to cover restricted stock	40,455	18,088	34,619	24,304
Average stock options outstanding during the period	16,457,348	16,335,752	14,720,064	17,454,248
Assumed acquisition of shares with assumed proceeds and tax benefits from exercising stock options (at average market price during the period)	(13,383,816)	(12,746,854)	(12,117,474)	(13,649,259)
Average deferred compensation shares	836,765	742,048	835,836	756,370

Weighted-average shares, as used in diluted calculation	190,667,015	192,826,754	189,702,793	192,007,249

In the event the average market price of LNC’s common stock exceeds the issue price of stock options, such options would be dilutive to LNC’s earnings per share and will be shown in the table above. Participants in LNC’s deferred compensation plans, who select LNC stock for measuring the investment return attributable to their deferral amounts, will be paid out in LNC stock. The obligation to satisfy these deferred compensation plan liabilities is dilutive and is shown in the table above.

9. Stock Compensation
Prior to filing form 10Q for the second quarter of 2002, LNC determined that the stock option expense amounts underlying the required proforma net income and earnings per share disclosures for LNC’s stock option incentive plans included within Note 6, Employee Benefit Plans of the December 31, 2001 Form 10-K was overstated due to unintentional computation errors. As a result, the disclosed proforma amounts of after-tax stock option compensation expense for 2001, was overstated by $8.8 million, 2000 was understated by $1.3 million and 1999 was understated by $1.5 million. The corrected disclosure is presented below.

LNC recognizes compensation expense for its stock option incentive plans using the intrinsic value based method of accounting and provides the required pro forma information for stock options granted after December 31, 1994. Accordingly, no compensation expense has been recognized for stock option incentive plans. Had compensation expense for LNC’s stock option incentive plans been determined based on the estimated fair value at the grant dates for awards under those plans, LNC’s pro forma net income and earnings per share for the last three years (2001, 2000 and 1999) would have been $549.2 million ($2.84 per diluted share); $588.3 million ($3.02 per diluted share) and $441.5 million ($2.21 per diluted share), respectively (a decrease of $41.0 million or $0.21 per diluted share; $33.1 million or $0.17 per diluted share and $18.9 million or $0.09 per diluted share, respectively). These effects on pro forma net income and earnings per share of expensing the estimated fair value of stock options are not necessarily representative of the effects on reported net income for future years due to factors such as the vesting period of the stock options and the potential for issuance of additional stock options in future years.

The fair value of options used as a basis for the proforma disclosures, shown above, was estimated as of the date of grant using a Black-Scholes option-pricing model. Included in the above proforma decrease in net income for 2001 related to the former Reinsurance segment was $6.1 million after-tax of stock option expense.

10. Divestiture
On December 7, 2001, Swiss Re acquired LNC’s reinsurance operation for $2.0 billion. In addition, LNC retained the capital supporting the reinsurance operation. After giving affect to the increased levels of capital needed within the Life Insurance and Lincoln Retirement segments that result from the change in the ongoing mix of business under LNC’s internal capital allocation models, the disposition of LNC’s reinsurance operation has freed-up approximately $100 million of capital. The transaction structure involved a series of indemnity reinsurance transactions combined with the sale of certain stock companies that comprised LNC’s reinsurance operation. An immediate gain of $15.0 million after-tax was recognized on the sale of the stock companies.

Under the indemnity reinsurance agreements, Swiss Re reinsured certain liabilities and obligations of LNC. Because LNC is not relieved of its legal liability to the ceding companies, in accordance with FAS 113, the liabilities and obligations associated with the reinsured contracts remain on the consolidated balance sheets of LNC with a corresponding reinsurance receivable from Swiss Re.

A gain of $723.1 million ($1.1 billion pre-tax) was generated under the indemnity reinsurance agreements. This gain was recorded as a deferred gain on LNC’s consolidated balance sheet in accordance with the requirements of FAS 113 and is being amortized into earnings at the rate that earnings on the reinsured business are expected to emerge, over a period of seven to 15 years on a declining basis. During December 2001 and the six months ended June 30, 2002, LNC recognized in Other Operations $5.0 million ($7.9 million pre-tax) and $28.7 million ($44.1 million pre-tax), respectively, of deferred gain amortization. In addition, in December 2001, LNC recognized $7.9 million ($12.5 million pre-tax) of accelerated deferred gain amortization relating to the fact that certain Canadian indemnity reinsurance contracts were novated after the sale, but prior to December 31, 2001. During the first quarter of 2002, LNC recognized an additional $1.3 million ($2.1 million pre-tax) of accelerated deferred gain amortization on novated Canadian reinsurance business.

As disclosed above, LNC received $2.0 billion from Swiss Re. Through June 30, 2002, LNC has used approximately $561 million to pay taxes and associated deal costs and $483 million to repurchase shares of LNC stock and reduce LNC’s outstanding debt. LNC may use the remainder of the proceeds to purchase another organization or block of business within the financial services industry, repurchase its debt or stock or provide capital to existing operations. As LNC evaluates opportunities in the financial services industry, it has invested the proceeds in high quality, liquid investment instruments and may retire additional portions of its debt and repurchase shares of its common stock.

For discussion of contingencies related to the sale of LNC’s reinsurance business to Swiss Re, see Reinsurance Contingencies in Note 6.

Effective with the closing of the transaction, the Reinsurance segment’s historical results were moved into “Other Operations.”

11. Restructuring Charges
During 1998, LNC implemented a restructuring plan relating to the integration of existing life and annuity operations with the new business operations acquired from CIGNA Corporation (“CIGNA”). A second restructuring plan relating to the streamlining of LNC’s corporate center operations was also implemented during 1998. The aggregate charges associated with these two unrelated restructuring plans totaled $34.3 million after-tax ($52.8 million pre-tax). The restructuring plan relating to the integration of existing life and annuity operations with the new business operations acquired from CIGNA was completed in the first quarter of 2000 and the restructuring plan relating to the streamlining of LNC’s corporate center was completed in the fourth quarter of 2000 except for the ongoing payments of rents on abandoned facilities which are expected to continue until the first quarter of 2003. During the fourth quarter of 2000, $0.5 million (pre-tax) of the original charge was reversed as a reduction in restructuring costs, due primarily to changes in severance and outplacement costs. More employees whose positions were eliminated under the restructuring plan found employment in other areas of LNC than had been originally anticipated; therefore, actual severance and outplacement costs were less than previously estimated. Actual pre-tax costs totaling $21.3 million have been expended or written off for the plan related to LNC’s Corporate Center and 118 positions have been eliminated under this plan through June 30, 2002. As of June 30, 2002, a balance of $0.2 million remains in the restructuring reserve relating to LNC’s Corporate Center.

During 1999, LNC implemented restructuring plans relating to 1) the downsizing and consolidation of the operations of Lynch & Mayer, Inc. (“Lynch & Mayer”), 2) the discontinuance of HMO excess-of-loss reinsurance programs and 3) the streamlining of Lincoln UK’s operations. The aggregate charges associated with these three unrelated restructuring plans totaled $21.8 million after-tax ($31.8 million pre-tax). During the fourth quarter of 1999, $3.0 million (pre-tax) of the original charge recorded for the Lynch & Mayer restructuring plan was reversed as a reduction of restructuring costs due primarily to a change in estimate for costs associated with abandoned leased office space. In addition, during the fourth quarter of 1999, $1.5 million (pre-tax) associated with lease terminations was released into income. During the fourth quarter of 2000, the Lynch & Mayer restructuring plan was completed and $0.3 million (pre-tax) of the original charge recorded was reversed as Lynch & Mayer was able to successfully exit certain contracts without any further obligations or penalties. Also, during the fourth quarter of 2000, $1.0 million (pre-tax) of the original charge for the discontinuance of HMO excess-of-loss reinsurance programs was reversed due primarily to changes in severance and outplacement costs. More employees whose positions were eliminated under the restructuring plan found employment in other areas of LNC than had been originally anticipated; therefore, actual severance and outplacement costs were less than previously estimated. During the fourth quarter of 2001, the remaining restructuring reserve of $0.2 million relating to the HMO excess-of-loss reinsurance programs was transferred to Swiss Re as part of its acquisition of LNC’s reinsurance operations. Expenditures and write-offs for the Lincoln UK restructuring plan were completed in the third quarter of 2001 except for lease payments on closed facilities, which will continue until 2016. Actual pre-tax costs totaling $13.6 million were expended or written off and 34 positions were eliminated under the Lynch & Mayer restructuring plan. Actual pre-tax costs totaling $3.7 million were expended or written off and 39 positions were eliminated under the HMO excess-of-loss restructuring plan. Actual pre-tax costs totaling $7.2 million were expended or written off for the Lincoln UK restructuring plan and 112 positions have been eliminated under this plan through June 30, 2002. As of June 30, 2002, a balance of $2.8 million remains in the restructuring reserve for this remaining plan.

During 2000, LNC implemented restructuring plans relating to 1) the downsizing and consolidation of the operations of Vantage Global Advisors, Inc. (“Vantage”), 2) the exit of all direct sales and sales support operations of Lincoln UK and the consolidation of its Uxbridge home office with its Barnwood home office, and 3) the downsizing and consolidation of the investment management operations of Lincoln Investment Management. The Vantage restructuring charge was recorded in the second quarter, the Lincoln UK restructuring charge was recorded in the third and fourth quarters, and the Lincoln Investment Management restructuring charge was recorded in the fourth quarter of 2000. The aggregate charges associated with all restructuring plans entered into during 2000 totaled $81.8 million after-tax ($107.4 million pre-tax). The component elements of these aggregate pre-tax costs include employee severance and termination benefits of $33.8 million, write-off of impaired assets of $40.9 million and other exit costs of $32.7 million. During the fourth quarter of 2000, $0.6 million (pre-tax) of the original charge recorded for the Vantage restructuring plan was reversed as a reduction of restructuring costs due primarily to changes in estimates associated with severance and abandoned leased office space costs. The Vantage restructuring plan was completed in the fourth quarter of 2001 and total expenditures and write-offs under this plan totaled $3.5 million pre-tax and 13 positions were eliminated under this plan. Expenditures and write-offs for the Lincoln UK restructuring plan were completed in the fourth quarter of 2001 except for lease payments on abandoned office facilities, which will continue until 2015. All expenditures and write-offs for the Lincoln Investment Management restructuring plan were substantially completed in the second quarter of 2002. Actual pre-tax costs totaling $90.1 million have been expended or written-off for the two remaining restructuring plans and 690 positions have been eliminated under these plans through June 30, 2002. As of June 30, 2002, a balance of $13.2 million remains in the restructuring reserves for these plans.

During 2001, LNC implemented restructuring plans relating to 1) the consolidation of the Syracuse operations of Lincoln Life & Annuity Company of New York into the Lincoln Retirement segment operations in Fort Wayne, Indiana and Portland, Maine; 2) the elimination of duplicative functions in the Schaumburg, Illinois operations of First Penn-Pacific (FPP), and the absorption of these functions into the Lincoln Retirement and Life Insurance segment operations in Fort Wayne, Indiana and Hartford, Connecticut, respectively; 3) the reorganization of the life wholesaling function within the independent planner distribution channel, consolidation of retirement wholesaling territories, and streamlining of the marketing and communications functions in LFD; 4) the reorganization and consolidation of the life insurance operations in Hartford, Connecticut related to the streamlining of underwriting and new business processes and the completion of outsourcing of administration of certain closed blocks of business; 5) the consolidation of the Boston, Massachusetts investment office with the Philadelphia, Pennsylvania investment operations in order to eliminate redundant facilities and functions within the Investment Management segment; 6) the combination of LFD channel oversight, positioning of LFD to take better advantage of ongoing “marketplace consolidation” and expansion of the customer base of wholesalers in certain non-productive territories; and 7) the consolidation of operations and space in LNC’s Fort Wayne, Indiana operations. In light of LNC’s divestiture of its reinsurance operations, which were headquartered in Fort Wayne, excess space and printing capacity will not be used.

The Syracuse restructuring charge was recorded in the first quarter of 2001 and was completed in the first quarter of 2002. The FPP restructuring charge was recorded in the second quarter of 2001 and is expected to be completed in the first quarter of 2004. The LFD restructuring charges were recorded in the second and fourth quarters of 2001 and are expected to be complete in the second and fourth quarters of 2002, respectively. The Life Insurance restructuring charge was recorded in the fourth quarter of 2001 and is expected to be complete in the first quarter of 2003. The Boston office consolidation restructuring charge was recorded in the fourth quarter of 2001 and is expected to be complete in the fourth quarter of 2005 consistent with the lease term. The Fort Wayne restructuring charge was recorded in the fourth quarter of 2001 and is expected to be complete in 2004. The aggregate charges associated with all restructuring plans entered into during 2001 totaled $24.6 million after-tax ($38.0 million pre-tax). The component elements of these aggregate pre-tax costs include employee severance and termination benefits of $12.2 million, write-off of impaired assets of $3.3 million and other exit costs of $22.5 million primarily related to the termination of equipment leases ($1.4 million) and rent on abandoned office space ($20.0 million). Actual pre-tax costs totaling $1.3 million were expended or written-off and 30 positions were eliminated under the Syracuse restructuring charge. The total amount expended for this plan exceeded the original restructuring charge by $0.3 million. The excess was expensed as incurred. Actual pre-tax costs totaling $10.5 million have been expended or written-off and 149 positions have been eliminated for the six remaining plans through June 30, 2002. In addition, $0.1 million of excess accrual on the FPP restructuring plan was released during the second quarter of 2002. As of June 30, 2002, a balance of $26.3 million remains in the restructuring reserves for these remaining plans and is expected to be utilized in the completion of the plans.

During the second quarter of 2002, Lincoln Retirement completed a review of its entire internal information technology organization. As a result of that review, Lincoln Retirement decided in the second quarter of 2002 to reorganize its IT organization in order to better align the activities and functions conducted within its own organization and its IT service providers. This change was made in order to focus Lincoln Retirement on its goal of achieving a common administrative platform for its annuities products, to better position the organization and its service providers to respond to changing market conditions, and to reduce overall costs in response to increased competitive pressures. The restructuring plan implemented to achieve these objectives included aggregate pre-tax costs of $1.6 million, which include $1.4 million for employee severance and $0.2 million for employee outplacement relative to the 49 eliminated positions. Actual pre-tax costs expended through June 30 were $0.1 million. As of June 30, a balance of $1.5 million remains in the restructuring reserves for this plan and will be utilized in the completion of the plan. The plan is expected to be completed in the third quarter of 2003.

See Note 2 to the June 30, 2002 unaudited financial statements for discussion of Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“FAS 146”).

Item 2 Management’s Discussion and Analysis of Financial Information

Forward Looking Statements — Cautionary Language

The pages that follow review the results of operations of LNC Consolidated, LNC’s four business segments and “Other Operations;” LNC’s consolidated investments; and consolidated financial condition including liquidity, cash flows and capital resources. Historical financial information is presented and analyzed. Where appropriate, factors that may affect future financial performance are identified and discussed. Certain statements made in this report are “forward-looking statements” within the meaning of the Securities Litigation Reform Act of 1995 (the “Act”). Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain words like: “believe”, “anticipate”, “expect”, “estimate”, “project”, “will”, “shall” and other words or phrases with similar meaning.

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from the results contained in the forward-looking statements. These risks and uncertainties include, among others, subsequent significant changes in: the company (e.g., acquisitions and divestitures of legal entities and blocks of business — directly or by means of reinsurance transactions including the recently completed divestiture of LNC’s reinsurance business); financial markets (e.g., interest rates and securities markets); competitors and competing products and services; LNC’s ability to operate its businesses in a relatively normal manner; legislation (e.g., corporate, individual, estate and product taxation); the price of LNC’s stock; accounting principles generally accepted in the United States; regulations (e.g., insurance and securities regulations); and debt and claims paying ratings issued by nationally recognized statistical rating organizations.

Other risks and uncertainties include: the risk that significant accounting, fraud or corporate governance issues may adversely affect the value of certain investments; whether necessary regulatory approvals are obtained (e.g., insurance department, Hart-Scott-Rodino, etc.) and, if obtained, whether they are obtained on a timely basis; whether proceeds from divestitures of legal entities and blocks of business can be used as planned; litigation, arbitration and other actions [e.g., a) adverse decisions in significant actions including, but not limited to extra contractual and class action damage cases, b) new decisions which change the law, c) unexpected trial court rulings, d) unavailability of witnesses and e) newly discovered evidence]; acts of God (e.g., hurricanes, earthquakes and storms); whether there will be any significant charges or benefits resulting from the contingencies described in the footnotes to LNC’s consolidated financial statements; acts of terrorism or war; the stability of governments in countries in which LNC does business; and other insurance risks (e.g., policyholder mortality and morbidity).

The risks included here are not exhaustive. Lincoln National Corporation’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other documents filed with the Securities and Exchange Commission include additional risks and factors which could impact LNC’s business and financial performance. Moreover, LNC operates in a rapidly changing and competitive environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors. Further, it is not possible to assess the impact of all risk factors on LNC’s business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undo reliance on forward-looking statements as a prediction of actual results or a projection of earnings. In addition, LNC disclaims any obligation to update any forward-looking statements to reflect events or circumstances that occur after the date of this report.

The discussion that follows focuses on the results of operations for the six months ended June 30, 2002 compared to the results for the six months ended June 30, 2001. The factors affecting the current quarter to prior quarter comparisons are essentially the same as the year-to-date factors except as noted. Please note that all amounts stated in this “Management’s Discussion and Analysis” are on an after-tax basis except where specifically noted as pre-tax.

Within the discussion of the results of operations, reference is made to “Income from Operations.” This alternative measure of earnings is defined as “Net income less realized gain (loss) on sale of investments, derivatives and associated items, gain (loss) on sale of subsidiaries, restructuring charges and cumulative effect of accounting changes, all net of taxes.” Income from operations also excludes the recognition of gains and losses related to changes in certain reserves and the related changes to the deferred gain amortization under indemnity reinsurance resulting from future developments in the business sold through indemnity reinsurance.

RESULTS OF CONSOLIDATED OPERATIONS

Summary Financial Results

	Six Months Ended		Three Months Ended
	June 30		June 30

(in millions)	2002	2001	2002	2001

Operating Revenue (1)	$2,455.8	$3,336.0	$1,226.0	$1,616.5
Expenses (including taxes) (2)	2,166.6	2,989.3	1,098.8	1,448.4

Income from Operations	289.2	346.7	127.2	168.1
Reserve Increase on Business Sold Through Reinsurance	(14.4)	—	(14.4)	—
Realized Loss on Investments and Derivative Instruments (after-tax)	(119.9)	(24.7)	(52.4)	(11.2)
Restructuring Charges (after-tax)	(1.0)	(4.5)	(1.0)	(3.9)

Income before Cumulative Effect of Accounting Change	153.9	317.5	59.4	153.0
Cumulative Effect of Accounting Change (after-tax)	—	(15.6)	—	(11.3)

Net Income	$153.9	$301.9	$59.4	$141.7
Goodwill Amortization (after-tax)	$—	$21.7	$—	$10.9

(1)	Operating revenue excludes realized gain/(loss) on investments and changes to the amortization of deferred gain resulting from future developments in the business sold through indemnity reinsurance.

(2)	Expenses exclude restructuring charges and changes to expenses resulting from future developments in the business sold through indemnity reinsurance.

LNC has the following business segments: Lincoln Retirement (formerly known as the Annuities segment), Life Insurance, Investment Management and Lincoln UK. LNC reports operations not directly related to the business segments and unallocated corporate items {i.e., corporate investment income, interest expense on corporate debt, amortization of the deferred gain on the indemnity reinsurance transaction with Swiss Re, unallocated overhead expenses, and the operations of Lincoln Financial Advisors (“LFA”) and Lincoln Financial Distributors (“LFD”)} in “Other Operations.” Prior to the fourth quarter of 2001, LNC had a Reinsurance segment. LNC’s reinsurance operations were acquired by Swiss Re in December 2001 and the related segment information was moved to Other Operations.

Effective January 1, 2002, LNC adopted FAS 142. Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized, but are subject to impairment tests conducted at least annually. Thus, LNC’s results for the six months ended June 30, 2002 and three months ended June 30, 2002 do not include goodwill amortization, whereas the prior year results do include goodwill amortization. The discussion below and on the pages that follow related to the results from operations for each segment will compare the results for the six months ended June 30, 2002 and three months ended June 30, 2002 to the results for the same periods in 2001 excluding goodwill amortization.

Net income for the first six months of 2002 and the second quarter of 2002 decreased by $169.7 million and $93.2 million, or 52% and 61%, respectively, compared to net income excluding goodwill amortization for the same periods in 2001. Income from operations for the first six months of 2002 was $289.2 million, a decrease of $79.2 million or 22% and income from operations for the second quarter of 2002 was $127.2 million, a decrease of $51.8 million or 29% compared to income from operations excluding goodwill amortization for the same periods in 2001. The decrease in net income was the result of a decrease in income from operations described below, an increase in realized losses on investments of $95.2 million for the six month period and $41.2 million for the three month period and a charge of $14.4 million recorded in the second quarter 2002 related to a charge required by FAS 113 on increases in reserves for the business sold through indemnity reinsurance to Swiss Re. The realized losses on investments were largely due to the sales and write-down of investments in Worldcom and other telecommunication issuers and collateralized debt obligations (“CDO”). CDOs that are principally backed by high-yield investments that have experienced continued credit deterioration compounded by cumulative losses and declining liquidity. Other factors that impacted the change in net income between periods are included in the following discussion of the decrease in income from operations between periods.

The decrease in income from operations excluding goodwill amortization for the first six months of 2001 was primarily due to the impact of the poor performance of the equity markets and its negative impact on each of the business segments. Consolidated operating revenue decreased $880.2 million (pre-tax) or 26% largely because the prior year period included operating revenue of $966.5 million (pre-tax) in the former Reinsurance segment, whereas first six months of 2002 operating revenue only included the operating revenue associated with the amortization of the deferred gain on indemnity reinsurance of $46.2 million pre-tax and the net investment income earned of $21.7 million (pre-tax) on the proceeds of the sale of the reinsurance business to Swiss Re. In addition, Lincoln Retirement and Lincoln UK experienced decreased fee income due to the negative impact that 2001 equity market declines had on beginning variable annuity and unit-linked account values and the negative equity market performance in the first six months of 2002. The Investment Management segment also had decreased investment advisory fees and other revenue and fees as a result of lower beginning assets under management in the first six months of 2002 compared to the first six months of 2001 and the overall depreciation in the equity markets in 2002.

Consolidated expenses (excluding goodwill amortization, restructuring charges, reserve increase on business sold through reinsurance and federal income taxes) decreased by $763.9 million or 27% largely due to the sale of LNC’s reinsurance business to Swiss Re in the fourth quarter of 2001. Expenses, excluding goodwill amortization for the former Reinsurance segment, were $843.3 million in the first six months of 2001. Expenses were negatively effected by the decline in the equity markets which resulted in negative unlocking of deferred acquisition costs (“DAC”) in the Retirement, Life Insurance and Lincoln UK business segments, increased reserves and payments for guaranteed minimum death benefits and decreased tax benefit for dividends received deduction in the Retirement segment. For further discussion of the results of operations see the discussion of the results of operations by segment starting on page 25.

Accounting for Business Combinations and Goodwill and Other Intangible Assets

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, “Business Combinations” (“FAS 141”), and No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). FAS 141 is effective for all business combinations initiated after June 30, 2001, and FAS 142 is effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized, but are subject to impairment tests conducted at least annually in accordance with the new standards. Intangible assets that do not have indefinite lives continue to be amortized over their estimated useful lives. LNC adopted FAS 142 on January 1, 2002. After consideration of the provisions of the new standards regarding proper classification of goodwill and other intangible assets on the consolidated balance sheet, LNC did not reclassify any goodwill or other intangible balances held as of January 1, 2002.

In compliance with the transition provision of FAS 142, LNC completed the first step of the transitional goodwill impairment test during the second quarter 2002. The valuation techniques used by LNC to estimate the fair value of the group of assets comprising the different reporting units varied based on the characteristics of each reporting unit’s business and operations. A discounted cash flow model was used to assess the goodwill of the reporting units within LNC’s Lincoln Retirement and Lincoln UK segments. A valuation technique combining multiples of revenues, earnings before interest, taxes, depreciation and amortization (“EBITDA”) and assets under management was used to assess the goodwill in LNC’s Investment Management segment. LNC’s Life Insurance segment used four different models; discounted cash flows, pro-rata share of LNC’s market value weighted by the relative adjusted GAAP carrying values (with and without goodwill) of LNC’s reporting units and an estimate of the segment’s market value as a multiple of the Life reporting unit’s 2001 GAAP earnings. The results of the first steps of the test indicate that LNC does not have impaired goodwill.

As a result of the application of the non-amortization provisions of the new standards, LNC had an increase in net income of $20.9 million ($0.11 per common share on a fully diluted basis) in the first six months of 2002, $10.4 million ($0.05 per common share on a fully diluted basis) in the second quarter of 2002 and is expecting an increase in net income of $41.7 million ($0.22 per common share based on the average diluted shares for the six months ended June 30, 2002) for the full year of 2002.

Accounting for the Impairment or Disposal of Long-lived Assets

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations” for a disposal of a segment of a business. FAS 144 is effective for fiscal years beginning after December 15, 2001. LNC adopted FAS 144 on January 1, 2002 and the adoption of the Statement did not have a material impact on the consolidated financial position and results of operations of LNC.

Restructuring Charges

For an update on the status of restructuring plans implemented in 1998, 1999, 2000, 2001 and 2002 refer to Note 11 to the June 30, 2002 unaudited consolidated financial statements.

Divestiture

On December 7, 2001, Swiss Re acquired LNC’s reinsurance operation for $2.0 billion. In addition, LNC retained the capital supporting the reinsurance operation. After giving affect to the increased levels of capital needed within the Life Insurance and Lincoln Retirement segments that result from the change in the ongoing mix of business under LNC’s internal capital allocation models, the disposition of LNC’s reinsurance operation has freed-up approximately $100 million of capital. The transaction structure involved a series of indemnity reinsurance transactions combined with the sale of certain stock companies that comprised LNC’s reinsurance operation. An immediate gain of $15.0 million after-tax was recognized on the sale of the stock companies.

Under the indemnity reinsurance agreements, Swiss Re reinsured certain liabilities and obligations of LNC. Because LNC is not relieved of its legal liability to the ceding companies, in accordance with Statement of Financial Accounting Standards No. 113, “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts” (“FAS 113”), the liabilities and obligations associated with the reinsured contracts remain on the consolidated balance sheets of LNC with a corresponding reinsurance receivable from Swiss Re.

A gain of $723.1 million ($1.1 billion pre-tax) was generated under the indemnity reinsurance agreements. This gain was recorded as a deferred gain on LNC’s consolidated balance sheet in accordance with the requirements of FAS 113 and is being amortized into earnings at the rate that earnings on the reinsured business are expected to emerge, over a period of seven to 15 years on a declining basis. During December 2001 and the six months ended June 30, 2002, LNC recognized in Other Operations $5.0 million ($7.9 million pre-tax) and $28.7 million ($44.1 million pre-tax), respectively, of deferred gain amortization. In addition, in December 2001, LNC recognized $7.9 million ($12.5 million pre-tax) of accelerated deferred gain amortization relating to the fact that certain Canadian indemnity reinsurance contracts were novated after the sale, but prior to December 31, 2001. During the first quarter of 2002, LNC recognized an additional $1.3 million ($2.1 million pre-tax)of accelerated deferred gain amortization on novated Canadian reinsurance business.

LNC and Swiss Re have not agreed upon the final closing financial statements associated with the December 7, 2001 transactions. There are currently disputed matters of approximately $500 million relating primarily to personal accident business reserves and recoverables. LNC’s ongoing indemnification to Swiss Re on the underlying reinsurance business is limited to the personal accident business. Pursuant to the purchase agreement, LNC’s exposure is capped at $100 million ($65 million after-tax) for net future payments under the personal accident programs in excess of $148 million, which represents the personal accident liabilities net of the assets held for reinsurance recoverables at December 31, 2000. Up to $200 million of net payments in excess of the net liabilities will be shared on a 50/50 basis between LNC and Swiss Re. LNC has no continuing indemnification risk to Swiss Re on other reinsurance lines of business including disability income, HMO excess-of-loss, group carrier medical and property and casualty reinsurance lines.

Additional matters totaling approximately $270 million have been raised by Swiss Re which if sustained as asserted would effectively result in a transfer of assets from LNC without an assumption of the related liabilities by Swiss Re. LNC and Swiss Re are continuing to discuss a variety of means for resolving the total of approximately $770 million of disputed matters, including potential approaches for settlement. At this point, LNC and Swiss Re differ on whether the disputed matters should be decided by a very narrow dispute resolution process set forth in the contract or by litigation. On April 24, 2002, Swiss Re filed a legal action intended to compel LNC to submit a number of disputed matters to this dispute resolution process. LNC contends that such dispute resolution process is not an appropriate approach for resolution of certain of these disputed matters. If the parties are unable to reach agreement, and these matters are resolved by either the contractual dispute resolution process or litigation, the timetable for an ultimate resolution of these matters may remain uncertain for some time.

Upon reaching agreement as to the final closing financial statements, it is possible that LNC could record adjustments to realized gain or loss on the sale of subsidiaries, to net income, or to the amount of deferred gain associated with the Swiss Re transaction. Another aspect of a potential dispute resolution could result in LNC agreeing to transfer assets to Swiss Re until the adequacy of certain reserves and related recoverables can be determined. In that event, LNC’s future investment income would be reduced to the extent that any such dispute resolution would result in Swiss Re’s retention of the related investment income during the time that Swiss Re would hold the invested assets. While uncertainty exists as to how these disputed matters will finally be resolved, at the present time LNC believes the amounts reported within LNC’s consolidated financial statements represent the best estimate of the ultimate outcome of Swiss Re’s acquisition of LNC’s reinsurance business.

While LNC has limited its indemnification to Swiss Re, as previously noted, under FAS 113 LNC will continue to report the reserves subject to the indemnity reinsurance agreements with Swiss Re on LNC’s consolidated balance sheet with an offsetting reinsurance recoverable from Swiss Re. In particular, the reserves for the personal accident business are based on various estimates that are subject to considerable uncertainty, including the potential for settlements or litigation. Accordingly, the reserves for the personal accident business may prove to be deficient or excessive. In the event that future developments indicate that the reserves related to the personal accident business or other lines of reinsurance business should be adjusted, LNC would be required under FAS 113 to recognize the changes in reserves in earnings in the period of change. Any change to the reinsurance recoverable from Swiss Re would be recorded as an adjustment to the amount of deferred gain. During the second quarter of 2002, LNC determined that certain reserves for disability income business sold to Swiss Re should be adjusted. Under FAS 113, LNC recorded an increase in reserves of $22.2 million pre-tax ($14.4 million after-tax) in net income in the current period. A corresponding increase in the reinsurance recoverable from Swiss Re has resulted in a $22.2 million pre-tax ($14.4 million after-tax) increase in the amount of deferred gain recorded in connection with the acquisition of LNC’s reinsurance operations by Swiss Re.

On May 30, 2002, LNC exercised a contractual right to “put” its interest in a subsidiary company containing LNC’s disability income reinsurance business to Swiss Re for $10 million. The $10 million sale price was approximately equal to LNC’s book basis in the subsidiary.

As disclosed above, LNC received $2.0 billion from Swiss Re. Through June 30, 2002, LNC has used approximately $561 million to pay taxes and associated deal costs and $483 million to repurchase shares of LNC stock and reduce LNC’s outstanding debt. LNC may use the remainder of the proceeds to purchase another organization or block of business within the financial services industry, repurchase its debt or stock or provide capital to existing operations. As LNC evaluates opportunities in the financial services industry, it has invested the proceeds in high quality, liquid investment instruments and may retire additional portions of its debt and repurchase shares of its common stock.

Effective with the closing of the transaction, the Reinsurance segment’s historical results were moved into “Other Operations.”

RESULTS OF OPERATIONS BY SEGMENT

Lincoln Retirement (1)

	Six Months Ended		Three Months Ended
Results of Operations	June 30		June 30

(in millions)	2002	2001	2002	2001

Income from Operations	$128.2	$173.1	$47.8	$90.8
Realized Loss on Investments and Derivative Instruments	(69.4)	(8.0)	(36.6)	(6.6)
Restructuring Charge (after-tax)	(1.0)	(1.3)	(1.0)	(0.6)

Income before Cumulative Effect of Accounting Change	57.8	163.8	10.2	83.6
Cumulative Effect of Accounting Change	—	(7.3)	—	(3.7)

Net Income	$57.8	$156.5	$10.2	$79.9
Goodwill Amortization (after-tax)	$—	$0.6	$—	$0.3

June 30 (in billions)	2002	2001

Account Values
Variable Annuities	$31.2	$37.0
Fixed Annuities	18.7	16.7
Reinsurance Ceded	(1.8)	(1.1)

Total Fixed Annuities	16.9	15.6
Total Account Values	$48.1	$52.6

(1)	Effective March 7, 2002, the Annuities segment became known as Lincoln Retirement.

Net income for the first six months of 2001 and the second quarter of 2001, excluding goodwill amortization of $0.6 million and $0.3 million, was $157.1 million and $80.2 million, respectively. Net income for the first six months of 2002 and the second quarter of 2002 was $57.8 million and $10.2 million, respectively. This was a decrease of $99.3 million or 63% for the comparative six month periods and a decrease of $70.0 million or 87% for the comparative second quarters of 2002 and 2001. Income from operations decreased $45.5 million or 26% in the first six months of 2002 and decreased $43.3 million or 48% in the second quarter of 2002 compared to the same periods in 2001. The decrease in net income between periods was primarily the result of the decline in the equity markets and an increase in realized losses on investments of $61.4 million and $30.0 million, respectively, resulting from the decline in value and the sale and write-downs of fixed maturity securities, primarily Worldcom, other telecommunication bonds and collateralized debt obligations. The affects of declining equity markets and other factors that impacted the change in net income between periods are included in the following discussion of income from operations.

The decrease in income from operations between the comparative first six months periods of 2002 and 2001, excluding goodwill amortization was driven by the continued decline in the equity markets. During the first six months and second quarter of 2002 the equity markets experienced a significant decline as the S&P index declined 13.8% since December 31, 2001 and 13.7% since March 31, 2002. The significant decline in the equity markets negatively effected the segment’s earnings through lower fees on lower average variable account values, negative unlocking of deferred acquisition costs (“DAC”), increase in reserves and benefit payments for guaranteed minimum death benefits (“GMDB”) and deceased tax benefits from separate account dividends received deductions (“DRD”).

Average variable annuity account values decreased $3.0 billion between six month periods and $2.5 billion between the three months periods causing a reduction in fees and lowering earnings by $9.4 million and $4.6 million, respectively. The decrease in variable annuity account values was caused primarily by the overall decline in the equity markets in 2001 and 2002. The effect of DAC unlocking and changes in amortization decreased earnings by $3.5 million compared to the first six months of 2001 and reduced earnings by $12.9 million compared to the second quarter of 2001. The current year negative unlocking was due to actual equity market performance lagging the expected market performance used in LNC’s DAC assumptions. Increases in GMDB reserves and benefit payments resulted in a negative variance between comparative six month and three month periods of $11.3 million and $13.8 million, respectively. In addition, year-to-date tax benefits decreased from the prior year due to the negative equity market in 2002 and its impact on fees, resulting in a negative $2.2 million impact on the Separate Account Dividends Received (DRD) benefit in the second quarter 2002. LNC also changed its estimate for the DRD benefit expected for all of 2002 due to the negative effect of the equity markets during the last year. The total negative variance created by the combination of second quarter specific and revised annual estimated DRD benefits was $8.7 million and $6.8 million compared to the six months and second quarter of 2001, respectively.

Decreased earnings from investment partnerships resulted in negative variances of $9.5 million in the first six months of 2002 and $4.5 million in the second quarter 2002 compared to the same periods of 2001. The segment also had a negative variance $3.6 million during the six month period in general and administrative expenses due primarily to higher information technology costs. Partially offsetting the negative variances were $6.8 million and $6.0 million in higher investment margins for the six months and second quarter of 2002, respectively, compared to the same periods in 2001. This increase resulted from a $1.9 billion and $2.0 billion increase in average fixed annuity account values between the comparative six month periods and second quarter periods. The increase in fixed annuity account values was due to the positive net cash flows for fixed annuities that started in the second quarter of 2001 and have continued into 2002, reflecting strong sales of the StepFive® and Lincoln ChoicePlusSM Fixed annuity products. (See below for further discussion of net cash flows.) In addition, the changes in crediting rates in the second quarter 2002 contributed to the increased margins.

As discussed in the Management’s Discussion and Analysis of LNC’s annual report on Form 10-K for the year ended December 31, 2001, the amortization of the Lincoln Retirement segment’s deferred acquisition costs is impacted by the change in market value of variable annuity accounts. Because equity market movements have a significant impact on the value of variable annuity accounts and the fees earned on these accounts, estimated future profits increase or decrease with movements in the equity markets. Movements in equity markets also have an impact on reserves and payments for the guaranteed minimum death benefit feature within certain annuity contracts. The Lincoln Retirement segment’s assumption for the long-term annual net growth rate of the equity markets used in the determination of DAC amortization and GMDB benefits is 7% (approximately 9% gross reduced by an average of 2% in M&E and asset management charges). As equity markets do not move in a systematic manner, LNC uses a methodology referred to as “reversion to the mean” to maintain its long-term net growth rate assumption while also giving consideration to the effect of short-term swings in the equity markets. The application of this methodology results in use of a higher or lower future net equity market growth rate assumption which, together with actual historical net equity growth, is expected to produce a 7% net return over each product’s DAC amortization period.

The use of a reversion to the mean assumption is common within the industry; however, the parameters used in the methodology are subject to judgment and vary within the industry. An important aspect of

LNC’s application of the reversion to the mean is the use of caps and floors on the growth rate assumption, which limit the net growth rate assumption to reasonable levels above and below the long-term assumption. It is LNC’s understanding that not all companies use caps and floors in applying the reversion to the mean methodology. Due to the recent downturn in equity market performance, LNC’s current average reversion to the mean net growth rate assumption is approximately 13.4%. The average cap rate used on the net growth rate assumption is 14.4%. The weighted average years remaining over which mean net growth needs to be earned is 8.6 years. The percentage net growth rate assumption, cap rate and the years remaining varies depending upon the product.

The GMDB reserves are a function of the net amount at risk (“NAR”), mortality, persistency, and incremental death benefit M&E expected to be incurred over the period of time for which the NAR is positive. At any given time period, the NAR is the difference between the potential death benefit payable and the total account balance, with a floor value of zero (when account values exceed the potential death benefit there is no amount at risk). As part of the estimate of future NAR, net equity growth rates which are consistent with those used in the DAC valuation process are utilized. On average, the current net equity growth rate would project to a zero NAR amount over roughly two years from the balance sheet date.

If the equity markets continue to under perform LNC’s long-term net growth rate assumption of 7%, there may be products where the reversion to the mean results in a net growth rate assumption that hits the cap. If this happens, DAC unlocking and increases in GMDB reserves could be more severe due to restricting the reversion to the mean net growth rate assumption to the cap rate. Despite the adverse effects created in the period that such capped rates may apply, LNC views the use of caps within its reversion to the mean net growth rate assumption as important to maintaining the integrity of the reported DAC and GMDB balances.

Cash Flows

The Lincoln Retirement segment’s product cash flows were as follows:

	Six Months Ended		Three Months Ended
	June 30		June 30

(in billions)	2002	2001	2002	2001

Variable Portion of Annuity Deposits	$1.6	$1.6	$0.8	$0.7
Variable Portion of Annuity Withdrawals	(1.8)	(2.3)	(0.9)	(1.0)

Variable Portion of Annuity Net Flows	(0.2)	(0.7)	(0.1)	(0.3)
Fixed Portion of Variable Annuity Deposits	0.8	0.7	0.4	0.3
Fixed Portion of Variable Annuity Withdrawals	(0.6)	(0.4)	(0.3)	(0.2)

Fixed Portion of Variable Annuity Net Flows	0.2	0.3	0.1	0.1
Fixed Annuity Deposits	1.0	0.5	0.5	0.4
Fixed Annuity Withdrawals	(0.7)	(0.9)	(0.3)	(0.4)

Fixed Annuity Net Flows	0.3	(0.4)	0.2	—
Total Annuity Net Flows	$0.3	$(0.8)	$0.2	$(0.2)
Incremental Deposits (1)	$3.2	$2.4	$1.6	$1.2

(1)	Incremental Deposits represent gross deposits reduced by transfers from other Lincoln annuity products.

In the first six months of 2002, the Lincoln Retirement segment experienced a continuation of the trend of positive net cash flows that began in the third quarter of 2001. For the first six months of 2002, total annuity deposits were $3.4 billion and withdrawals were $3.1 billion, resulting in positive net cash flows of $0.3 billion. For the first six months of 2001, total annuity deposits were $2.8 billion and withdrawals were $3.6 billion, resulting in net cash outflows of $0.8 billion. Overall improvement in flows between periods was nearly $1.1 billion. Gross deposits grew by $536 million or 19% between periods and withdrawals improved by $561 million or 16% between periods. Incremental deposits were $3.2 billion for the first six months of 2002, an increase of $0.8 billion or 33% from the first six months of 2001. Incremental deposits represent gross deposits reduced by transfers from other Lincoln annuity products.

The improvement in net cash flows in the first six months of 2002 compared to the first six months of 2001 is reflective of LNC’s goal of maintaining positive net cash flows by growing deposits and retaining existing accounts. LNC has experienced four consecutive quarters of positive cash flows. This continued improvement is largely attributable to LNC’s balanced array of products and distribution breadth.

Although American Legacy Variable Annuity gross deposits were down 1% from the first six months of 2001, its incremental deposits increased 19% over the prior year period. In addition, Lincoln ChoicePlusSM with its multi-manager variable annuity and fixed annuity product lines experienced a $151 million or 42% increase in gross deposits between periods. During the first quarter of 2002, LFD launched Lincoln ChoicePlus in UBS PaineWebber, one of the largest distributors of variable annuity products in the country. Also, during April 2002, LFD launched Lincoln ChoicePlus in Salomon Smith Barney, another key distributor of variable annuity products. While still in the early stages, these introductions should bode well for Lincoln ChoicePlus sales during the remainder of the year. Sales of the SEI Variable Annuity product line, distributed through SEI, declined 15% between years. The new B share variable annuity is now being marketed and only recently has LNC started to see some sales improvement. Total fixed annuity gross deposits (excluding the fixed portion of variable annuity gross deposits) were $935 million in the first six months of 2002, a $446 million or 91% increase over the same period in 2001. The increase over first six months of 2001 sales was reflective of the strong sales of the StepFive and ChoicePlus Fixed Annuities.

LNC’s efforts to grow deposits by introducing innovative products that meet the changing needs of its customers and to retain existing accounts through targeted conservation efforts and by offering better replacement alternatives for current customers are continuing to yield positive results. In addition, Lincoln Retirement’s improvement in flows is even more powerful when looking at current industry activity. Aggressive pricing strategies aimed at increasing market share which are prevalent in the marketplace, but counter to LNC’s strategy, include significant commission specials that are 100-200 basis points above LNC’s; aggressive living benefit riders that give the customer the opportunity to transfer market risk to the company at their discretion and could ultimately spell disaster for either client or company; and combination high bonus and high commission products that could promote inappropriate sales behavior. LNC has been able to grow new deposits without employing, to any significant extent, the various aggressive strategies listed above. This progress can be attributed to not only its strong product line-up and distribution breadth, but the implementation of more stringent standards and controls on internal transfers.

Life Insurance

	Six Months Ended		Three Months Ended
Results of Operations	June 30		June 30

(in millions)	2002	2001	2002	2001

Income from Operations	$144.6	$135.7	$73.5	$67.1
Realized Loss on Investments and Derivative Instruments	(43.0)	(11.8)	(16.1)	(6.3)
Restructuring Charges (after-tax)	—	(2.0)	—	(2.0)

Income before Cumulative Effect of Accounting Change	101.6	121.9	57.4	58.8
Cumulative Effect of Accounting Change	—	(5.4)	—	(5.3)

Net Income	$101.6	$116.5	$57.4	$53.5
Goodwill Amortization (after-tax)	$—	$11.8	$—	$5.9
First Year Premiums (by Product):
Universal Life	$185.3	$127.7	$98.9	$70.0
Variable Universal Life	81.4	108.2	42.4	52.3
Whole Life	11.6	9.2	6.4	5.1
Term	16.8	13.7	8.1	7.2

Total Retail	295.1	258.8	155.8	134.6
Corporate Owned Life Insurance (“COLI”)	53.6	28.1	46.6	21.0

Total First Year Premiums	$348.7	$286.9	$202.4	$155.6

June 30 (in billions)	2002	2001

Account Values
Universal Life	$7.8	$7.2
Variable Universal Life	1.8	1.8
Interest-Sensitive Whole Life	2.2	2.1

Total Life Insurance Account Values	$11.8	$11.1
In-Force — Face Amount
Universal Life and Other	$123.7	$118.0
Term Insurance	121.1	105.3

Total In-Force	$244.8	$223.3

Net income for the first six months of 2001 and the second quarter of 2001, excluding goodwill amortization, was $128.3 million and $59.4 million, respectively. Net income for the first six months of 2002 and the second quarter of 2002 was $101.6 million and $57.4 million, respectively. This was a decrease of $26.7 million or 21% for the comparative six month periods and a decrease of $2.0 million or 3% for the comparative second quarters of 2002 and 2001, excluding goodwill amortization in 2001. The decrease in net income between periods was primarily the result of an increase in realized losses on investments of $31.2 million and $9.8 million, respectively, resulting from the write-down of fixed maturity securities, primarily Worldcom, other telecommunication bonds and collateralized debt obligations. Other significant factors that impacted the change in net income between periods are included in the following discussion of income from operations.

Income from operations decreased $2.9 million or 2% in the first six months of 2002 and was flat in second quarter of 2002 compared to the same periods in 2001, excluding goodwill amortization. The decrease in income from operations was primarily attributable to poorer mortality experience on a relative basis which caused a $6.7 million and $2.6 million reduction in earnings in the six months and three month periods, respectively. The Life Insurance segment was also negatively impacted by a decrease in earnings on investment partnerships of $4.1 million and $1.5 million compared to the first six months and second quarter of 2001, respectively. In addition, the negative performance of the equity markets resulted in negative DAC unlocking for the six and three months of 2002. Partially offsetting these negative variances was an increase in earnings due to normal business growth. As measured by life insurance in-force, the Life Insurance segment experienced a 10% increase from June 30, 2001 and has now has $245 of life insurance in-force. This increase in life insurance in-force was due to strong sales growth over the last year and continued favorable persistency.

Total sales as measured by first year premiums were up $61.8 million or 22% in the first six months of 2002 compared to the prior year period. In the first six months of 2002, sales of universal life (“UL”), whole life and term life insurance products improved by 45%, 26% and 23%, respectively. As a result of the volatile equity markets experienced over the last several quarters, there has been a sustained flight to interest-sensitive products from variable universal life insurance (“VUL”). Sales of VUL products were down 25% from the prior year period.

Account values of $11.8 billion at June 30, 2002 increased $0.7 billion or 6% from June 30, 2001. The drivers of this increase were positive cash flows, net of policyholder assessments, of approximately $0.3 billion across all products during the last year, the transfer of the Legacy Life block of business ($0.15 billion) from the Lincoln Retirement segment in the first quarter of 2002 and interest earned on the fixed products. These increases were partially offset by the negative effect of the equity markets on VUL account values.

Investment Management

	Six Months Ended		Three Months Ended
Results of Operations	June 30		June 30

(in millions)	2002	2001	2002	2001

Total Investment Advisory Fees	$137.6	$145.2	$68.4	$72.7
Income from Operations	14.6	6.1	6.6	3.7
Realized Loss on Investments (after-tax)	(1.4)	(1.2)	(0.4)	(0.7)

Income before Cumulative Effect of
Accounting Change	$13.2	$4.9	$6.2	$3.0
Cumulative Effect of Accounting Change (after-tax)	—	(0.1)	—	(0.1)

Net Income	$13.2	$4.8	$6.2	$2.9
Goodwill Amortization (after-tax)	$—	$8.1	$—	$4.1

Net income and income from operations for the first six months of 2001, excluding goodwill amortization of $8.1 million, were $12.9 million and $14.2 million, respectively. Net income for the first six months of 2002 was $13.2 million, an increase of $0.3 million or 2% compared to net income excluding goodwill amortization for the first six months of 2001. Income from operations for the first six months of 2002 was $14.6 million, an increase of $0.4 million or 3% compared to income from operations excluding goodwill amortization for the first six months of 2001. Net income for the second quarter decreased by $0.8 million or 11% compared to net income excluding goodwill amortization for the same period in 2001. Income from operations for the second quarter decreased by $1.2 million or 15% compared to income from operations excluding goodwill amortization for the same period in 2001. The segment results in 2002 have been negatively effected by the declines in the overall equity markets and lower assets under management at the beginning of 2002 compared to the beginning of 2001 resulting in lower investment advisory fees and lower other revenue totaling $9.4 million. Offsetting the negative effect of the markets on revenues has been a reduction in operating expenses of $10.4 million resulting from continued cost containment efforts, the effect of the market on variable expenses and a $1.3 million reduction in amortization of other intangible assets resulting from certain intangibles being fully amortized in the second quarter of 2001. Additionally, positive net cash flows over the 12 months ended June 30, 2002 has helped to partially offset the effect of the market on assets under management. The decrease in the beginning assets under management was due to market depreciation in 2001 caused by the depreciation in the overall equity markets and to a lesser extent net cash outflows in 2001.

Assets Under Management (1)

The Investment Management segment’s assets under management were as follows:

June 30 (in billions)	2002	2001

Retail — Equity	$16.6	$19.8
Retail — Fixed	7.2	6.8

Total Retail (1)	$23.8	$26.6
Institutional — Equity	18.1	18.4
Institutional — Fixed	6.8	5.8

Total Institutional	$24.9	$24.2
Insurance Assets	$38.5	$36.0

Total Assets Under Management	$87.2	$86.8

(1)	2001 and first quarter 2002 retail assets under management and net flows have been restated to include assets under administration by the segment. Previously, these assets were excluded as the investments are managed by third parties. The restatement is being made to include in assets under management all assets for which the segment receives revenues as the assets under administration are expected to grow and are expected to have a positive impact on revenues. The restatements increased assets under management by $0.5 billion at June 30, 2001 and $0.6 billion at June 30, 2002. As a result of the restatement, net retail flows increased by less than $0.1 billion for the first six months of 2001. The net retail flows for the first six months of 2002 increased by $0.2 billion.

The $2.8 billion decrease in end of the period retail assets under management was primarily due to market depreciation over the last 12 months. The $0.7 billion increase in end of period institutional assets under management was primarily the result of positive net cash flows over the last 12 months.

Cash Flows (1)

The Investment Management segment’s net cash flows were as follows:

	Six Months Ended		Three Months Ended
	June 30		June 30

(in billions)	2002	2001	2002	2001

Retail:
Equity Sales	$2.0	$1.6	$1.1	$0.7
Equity Redemptions and Transfers	(1.7)	(1.7)	(0.9)	(0.7)

Net Flows (1)	0.3	(0.1)	0.2	—
Fixed Sales	0.5	0.5	0.3	0.2
Fixed Redemptions and Transfers	(0.6)	(0.5)	(0.3)	(0.3)

Net Flows (1)	(0.1)	—	—	(0.1)
Total Retail Net Flows (1)	$0.2	$(0.1)	$0.2	$(0.1)

Institutional:
Equity Inflows	$1.2	$1.7	$0.5	$0.8
Equity Withdrawals and Transfers	(1.1)	(1.7)	(0.6)	(0.5)

Net Flows	0.1	—	(0.1)	0.3
Fixed Inflows	1.5	0.5	0.7	0.2
Fixed Withdrawals and Transfers	(0.4)	(0.5)	(0.2)	(0.1)

Net Flows	1.1	—	0.5	0.1
Total Institutional Net Flows	$1.2	$—	$0.4	$0.4

Total Retail and Institutional Net Flows	$1.4	$(0.1)	$0.6	$0.3

Net retail and institutional cash flows showed considerable improvement in the first six months of 2002 as compared to the first six months of 2001. Total positive net cash flows for the first six months of 2002 were $1.4 billion, an improvement of $1.5 billion over the comparable period in 2001. Institutional cash flows were the key contributor to the overall improvement in flows with positive net cash flows of $1.2 billion in the first six months of 2002 compared to net cash flows of zero in the first six months of 2001. On the retail side, overall net flows improved $0.3 billion over the prior year period as sales improved $0.4 billion while retail redemptions increased $0.1 billion. Of the $0.3 billion improvement in positive net retail flows, approximately $0.1 billion related to assets under administration.

Strong investment performance has been a key driver of the improvement in net cash flows. On the institutional side, for the trailing 12 months ended June 30, 2002, 6 of the 8 largest composites outperformed their respective indices and these 6 composites accounted for almost 80% of institutional assets under management. This relative performance was consistent with the results experienced for the trailing 12 months ended March 31, 2002 and December 31, 2001. On the retail side, for the trailing 12 months ended June 30, 2002, 17 of Delaware’s 25 largest retail funds performed in the top half of their respective Lipper universes; consistent with the relative performance results for the year ended December 31, 2001. These 17 funds and the 6 institutional composites are spread across many investment styles including U.S. value equities, U.S. growth equities, international equities, taxable fixed income and tax-exempt bonds. In addition, Delaware had 23 funds labeled Lipper Leaders for “Consistent Return,” as well as 16 funds named Lipper Leaders for “Capital Preservation.” Seven Delaware funds were listed in both Lipper categories.

Retail sales for the second quarter of 2002 were the highest quarterly sales since the second quarter 2000. The introduction of the 529 college savings plans for the State of Hawaii and the Commonwealth of Pennsylvania in 2002 should also add to retail sales if relative investment performance continues to be as strong as it was in the 12 months ended June 30, 2002.

Lincoln UK

	Six Months Ended		Three Months Ended
Results of Operations	June 30		June 30

(in millions)	2002	2001	2002	2001

Income from Operations	$21.1	$30.6	$6.7	$16.2
Realized Gain (Loss) on Investments (after-tax)	(0.4)	1.8	3.1	1.4

Net Income	$20.7	$32.4	$9.8	$17.6
Goodwill Amortization (after-tax)	$—	$0.3	$—	$0.2

June 30 (in billions)	2002	2001

Unit-Linked Assets	$5.5	$5.8
Individual Life Insurance In-Force	$20.4	$21.5

Net income for the first six months of 2002 and the second quarter of 2002 decreased $12.0 million or 37% and $8.0 million or 45%, respectively, compared to net income, excluding goodwill amortization, for the comparable periods of 2001. Income from operations for the first six months of 2002 and second quarter of 2002 decreased $9.8 million or 32% and $9.7 million or 59%, respectively, compared to income from operations, excluding goodwill amortization, for the comparable periods of 2001. Earnings decreased between periods due to lower fee income generated on unit-linked accounts and negative DAC unlocking of $9.4 million, of which $8.5 million occurred in the second quarter 2002, resulting from the overall decline in the equity markets. In addition, Lincoln UK had a decrease in operating expenses as a result of the consolidation of the home office operations into the Barnwood office. The consolidation of the home offices was not completed until the second quarter of 2001.

Other Operations

	Six Months Ended		Three Months Ended
Results of Operations (1)	June 30		June 30

(in millions)	2002	2001	2002	2001

Financial Results by Source
LFA	$(16.9)	$(19.1)	$(7.7)	$(12.3)
LFD	(13.5)	(18.4)	(7.3)	(11.5)
Reinsurance	—	80.9	—	34.1
Amortization of Deferred Gain	30.0	—	14.4	—
LNC Financing	(17.8)	(43.7)	(9.6)	(22.0)
Other Corporate	(1.1)	1.5	2.9	2.0

Income (Loss) from Operations	(19.3)	1.2	(7.3)	(9.7)
FAS 113 Loss Recognition on Disposal Of Business	(14.4)	—	(14.4)	—
Realized Gain/(Loss) on Investments and Derivative Instruments (after-tax)	(5.7)	(5.6)	(2.5)	0.9
Restructuring Charges (after-tax)	—	(1.2)	—	(1.2)

Income (Loss) before Cumulative Effect of Accounting Change	(39.4)	(5.6)	(24.2)	(10.0)
Cumulative Effect of Accounting Change (after-tax)	—	(2.7)	—	(2.2)

Net Income (Loss)	$(39.4)	$(8.3)	$(24.2)	$(12.2)
Goodwill Amortization (after-tax)	$—	$0.9	$—	$0.4

(1)	The 2001 data was restated from the prior year due to the movement of the former Reinsurance segment into “Other Operations” upon the acquisition of the Reinsurance business by Swiss Re on December 7, 2001. The Amortization of Deferred Gain line represents the amortization of the deferred gain on the indemnity reinsurance portion of the transaction with Swiss Re.

The net loss for the first six months of 2002 was $32.0 million higher as compared to net income, excluding goodwill amortization, for the first six months of 2001. The net loss for the quarter ended June 30, 2002 was $12.4 million higher as compared to net income, excluding goodwill amortization, for the quarter ended June 30, 2001. The loss from operations for the first six months of 2002 was $21.4 million higher as compared to income from operations, excluding goodwill amortization, for the first six months of 2001. The loss from operations for the quarter ended June 30, 2002 was $2.0 million lower as compared to second quarter of 2001, excluding goodwill amortization.

The negative variances in net loss and loss from operations for the first six months of 2002 and the second quarter of 2002 compared to the same periods in 2001 were primarily attributable to the Reinsurance line. In the first quarter of 2001, the former Reinsurance segment recorded a change in accounting estimate in the individual markets line of business. The segment refined its estimate of due and unpaid premiums on its client-administered individual life reinsurance business and recorded income of $25.5 million ($39.3 million pre-tax). Excluding the change in estimate and excluding amortization of goodwill, income from operations for the former Reinsurance segment was $56.3 million in the first six months of 2001. Income from operations for the second quarter of 2001 was $34.1 million. Reinsurance related earnings in the first six months of 2002 and second quarter of 2002 totaled $44.1 million and $20.7 million, respectively. Reinsurance related earnings in the six months and three months of 2002 consisted of amortization of deferred gain on indemnity reinsurance of $30.0 million and $14.4 million, respectively, and investment income on the proceeds of the sale of LNC’s reinsurance business to Swiss Re of $14.1 million and $6.3 million, respectively, included in LNC Financing. Other Corporate had an increased loss between periods of $2.6 million due primarily to incentive compensation expense true-ups related to 2001 recorded in the first quarter of 2002.

Partially offsetting the negative variances in the six months and three months noted above were positive variances of $11.8 million and $6.1 million, respectively, in LNC financing (excluding the investment earnings on the reinsurance sales proceeds noted above.). These positive variances were largely due to reduced long-term debt expense associated with various long-term financing activities that occurred in the second half of 2001 along with the redemption of the $100 million 8.35% Trust Originated Preferred Securities on January 7, 2002. In addition, short-term borrowing costs were lower due to lower interest rates and lower daily average borrowings under the commercial paper program in the U.K. Lincoln UK has experienced increased cash flow from operations over the last year which has been used in part to eliminate its outstanding commercial paper balance.

Both of LNC’s distribution arms (LFD and LFA) experienced positive variances between periods. LFD’s positive variances were as a result of increased sales of life insurance, variable and fixed annuity products and managed accounts combined with a reduction in fixed operating costs associated with the two restructurings that occurred in the second and fourth quarters of 2001. Partially offsetting these positive impacts on LFD earnings was an increase in staffing expenses relating to the expansion of the wholesaling force. LFA’s positive variances between periods were largely due to lower expenses.

CONSOLIDATED INVESTMENTS

June 30 (in billions)	2002	2001

Total Assets Managed	$123.0	$128.5

	Six Months Ended		Three Months Ended
	June 30		June 30

	2002	2001	2002	2001

Mean Invested Assets (cost basis) (in billions)	$38.20	$37.17	$38.24	$37.09
Adjusted Net Investment Income (pre-tax) (in millions) (1)	$1,302.6	$1,350.3	$653.0	$676.1
Investment Yield (ratio of pre-tax net investment income to mean invested assets)	6.82%	7.27%	6.83%	7.29%

(1)	Includes tax-exempt income.

The total investment portfolio increased $1.0 billion in the first six months of 2002. This is the result of purchases of investments from cash flow generated by the business segments and an increase in the fair value of securities available-for-sale.

The quality of LNC’s fixed maturity securities portfolio as of June 30, 2002 was as follows:

Treasuries and AAA	18.2%	BBB	36.7%
AA	6.8%	BB	4.0%
A	31.8%	Less than BB	2.5%

As of June 30, 2002 and December 31, 2001, $1.9 billion or 6.4% and $2.4 billion or 8.3%, respectively, of fixed maturity securities were invested in below investment grade securities (less than BBB). This represents 5.1% and 6.5% of the total investment portfolio at June 30, 2002 and December 31, 2001, respectively. The improvement in the quality of the overall fixed maturity portfolio was largely due to a concerted effort by LNC’s investment area to reduce below investment grade holdings by selling securities to keep up with rating agency actions that downgraded securities to below investment grade.

The interest rates available on securities that are classified as below investment grade when purchased are significantly higher than are available on other corporate debt securities. Also, the risk of loss due to default by the borrower is significantly greater with respect to such below investment grade securities because these securities are generally unsecured, often subordinated to other creditors of the issuer and issued by companies that usually have high levels of indebtedness. LNC attempts to minimize the risks associated with these below investment grade securities by limiting the exposure to any one issuer and by closely monitoring the credit worthiness of such issuers. During the six months ended June 30, 2002, the aggregate cost of such investments purchased was $51.8 million. Aggregate proceeds from such investments sold were $60.9 million, resulting in a net realized pre-tax gain at the time of sale of $5.6 million.

LNC’s entire fixed maturity and equity securities portfolio is classified as “available-for-sale” and is carried at fair value. Changes in fair value, net of related deferred acquisition costs, amounts required to satisfy policyholder commitments and taxes, are charged or credited directly to shareholders’ equity.

As of June 30, 2002, mortgage loans on real estate and real estate represented 11.8% and 0.7% of LNC’s total investment portfolio, respectively. As of June 30, 2002, the underlying properties supporting the mortgage loans on real estate consisted of 36.0% in commercial office buildings, 23.7% in retail stores, 17.2% in industrial buildings, 12.1% in apartments, 7.5% in hotels/motels and 3.5% in other. In addition to the dispersion by property type, the mortgage loan portfolio is geographically diversified throughout the United States.

The following summarizes key information on mortgage loans:

	June 30	December 31
(in millions)	2002	2001

Total Portfolio (net of reserves)	$4,395.5	$4,535.6
Mortgage loans two or more payments delinquent (including in process of foreclosure)	0.1	0.1
Restructured loans in good standing	4.9	5.2
Reserve for mortgage loans	6.4	2.2

Fixed maturity securities available-for-sale, mortgage loans on real estate and real estate that were non-income producing for the six months ended June 30, 2001 were not significant. As of June 30, 2002 and December 31, 2001, the carrying value of non-income producing securities was $70.0 million and $32.4 million, respectively.

Net Investment Income

Net investment income decreased $47.7 million (pre-tax) or 3.5% when compared with the first six months of 2001. This decrease was the result of a decrease in the overall yield on investments from 7.27% to

6.82%. The decrease in the yield was primarily due to lower interest rates on new securities purchased along with additional security defaults during the last year. In addition, LNC transferred higher yielding invested assets and received current value as part of the close of the sale of the reinsurance business to Swiss Re in December 2001. The proceeds of the sale were invested in lower yielding highly liquid short-term investments. Also, mean invested assets increased 2.8% between periods. This increase was due primarily to positive fixed annuity flows and new life insurance business generated over the last year.

Realized Gains and Losses on Investments and Derivative Instruments

The first six months of 2002 had realized losses on investments and derivative instruments of $184.4 million (pre-tax) compared to realized losses of $38.2 million (pre-tax) for the first six months of 2001. These losses are net of related deferred acquisition costs and expenses. Securities available-for-sale that were deemed to have declines in fair value that are other than temporary were written down. Also, when the underlying value of the property is deemed to be less than the carrying value, LNC records write-downs and allowances on select mortgage loans on real estate, real estate and other investments. The significant increase in realized losses on investments was largely due to the sales and write-down of investments in Worldcom, other telecommunication issuers and collateralized debt obligations (“CDO”). Nearly 80% of the net losses for the first six months of 2002 arose from exposure in these areas. Rating downgrades continue to plague debt issuers, primarily in the telecommunications sector, leading to higher price volatility. Sales transactions entered in the normal course of managing the portfolio have led to additional realized losses. CDOs that are are principally backed by high-yield investments that have experienced continued credit deterioration compounded by cumulative losses and declining liquidity. In addition, collateralized bond obligation equity exposure is $6.8 million and total book value exposure to non-investment grade CDOs is approximately $65.7 million. As of June 30, 2002, LNC has remaining book value exposure of approximately $1.5 billion to both foreign and domestic telecommunication holdings with approximately 86% having an investment grade rating.

The pre-tax write-downs of securities available-for-sale for the first six months of 2002 and 2001 were $190.3 million and $74.5 million, respectively. The fixed maturity securities to which write-downs apply were generally of investment grade quality at the time of purchase, but were classified as “below investment grade” at the time of the write-downs. During the first six months of 2002, LNC released $0.5 million in reserves on real estate and mortgage loans on real estate compared to reserves released of $1.4 million for the first six months of 2001. Net write-downs and reserve releases for all investments for the six months ended June 30, 2002 and 2001 were $194.5 million and $73.1 million, respectively.

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

The consolidated statements of cash flows on page 7 indicates that operating activities used cash of $45.3 million during the first six months of 2002. This amount includes $516.2 million of federal income taxes paid from the proceeds of the sale of LNC’s reinsurance business to Swiss Re. This statement also classifies the other sources and uses of cash by investing activities and financing activities and discloses the total amount of cash available to meet LNC’s obligations.

Although LNC generates adequate cash flow to meet the needs of its normal operations, periodically LNC may issue debt or equity securities to fund internal expansion, acquisitions, investment opportunities and the retirement of LNC’s debt and equity. In April, a new shelf registration statement was declared effective by the Securities and Exchange Commission. The new shelf registration allows LNC to offer and sell up to $1.2 billion (including $402.5 million of registered but unissued securities from previous registration statements) of debt securities, preferred stock, common stock, warrants, stock purchase contracts and stock purchase units of LNC and trust preferred securities of four subsidiary trusts. The net proceeds from the sale of the securities offered by this shelf registration and the applicable prospectus supplement(s) are expected to be used by LNC for general corporate purposes, including repurchases of outstanding common stock, repayment or redemption of outstanding debt or preferred stock, the possible acquisition of financial services businesses or assets thereof, investment in portfolio assets and working capital needs. Cash funds are also available from LNC’s revolving credit agreements. In June 2002, LNC reduced its revolving bank lines of credit from $700 million to $500 million when LNC suspended its commercial paper issuance under its European Commercial Paper program.

In July 2001, the LNC Board authorized the repurchase of $500 million of LNC’s securities. In the first six months of 2002, LNC purchased and retired 4,885,000 shares of common stock at a cost of $226.7 million. During the six months ended June 30, 2002, $177.1 million of the July 2001 board authorization to repurchase $500 million of common stock was used. At June 30, 2002, the remaining amount under the July 2001 board authorization was $322.9 million. On August 8, 2002, the LNC Board authorized the repurchase of up to an additional $600 million of LNC securities. This authority is in addition to the $322.9 million remaining from the previous repurchase authority as of June 30, 2002, for a combined repurchase authority totaling $922.9 million.

In May 2002, the LNC Board authorized LNC in connection with this securities repurchase program and future securities repurchase programs to (a) engage in derivative transactions including but not limited to selling put options, purchasing call options, and entering into forward contracts for the repurchase of LNC’s securities at future dates — all in compliance with LNC’s Statement of Policy, Guidelines and Internal Control Procedures for Derivatives, and (b) engage in accelerated stock repurchase programs (“ASRs”) for the repurchase of LNC’s stock. Derivative strategies and ASR programs may be used to complement LNC’s current open market repurchase activity. As of June 30, 2002, LNC had not engaged in any ASR program or sold any put options, purchased any call options or entered into any forward contracts related to share repurchase activity.

On January 7, 2002, LNC redeemed $100 million 8.35% Trust Originated Preferred Securities issued by Lincoln Capital II and guaranteed by LNC. On June 3, 2002, LNC issued $250 million 5.25% five-year senior notes. The net proceeds of that offering will be used for general corporate purposes, and pending such application, have been used to pay down short-term debt. In conjunction with the $250 million debt issue, LNC executed a $100 million, notional amount, interest rate swap that effectively converted the 5.25% fixed rate coupon on the bond into a LIBOR-based floating rate obligation for that portion of the bond.

LNC’s insurance subsidiaries are subject to certain insurance department regulatory restrictions as to the transfer of funds and payment of dividends to the holding company. Generally, these restrictions pose no short-term liquidity concerns for the holding company. However, as discussed in detail within Note 6 to the consolidated financial statements, the acquisition of two blocks of business in 1998 resulted in negative statutory earned surplus for LNL which triggered certain approval requirements in order for LNL to declare and pay dividends to LNC. As a result of negative earned surplus, LNL was required to obtain the prior approval of the Indiana Insurance Commissioner (“Commissioner”) before paying any dividends to LNC until its statutory earned surplus became positive. During the first quarter 2002, LNL received approval from the Commissioner to reclassify total dividends of $495 million paid to LNC in 2001 from LNL’s earned surplus to paid-in-capital. This change plus the increase in statutory earned surplus from the indemnity reinsurance transaction with Swiss Re resulted in positive statutory earned surplus for LNL at December 31, 2001. Future dividends will be deemed ordinary and will not require prior approval from the Commissioner, provided LNL’s earned surplus remains positive and such dividends do not exceed the standard limitation of the greater of 10% of total surplus or the amount of statutory earnings generated in the prior year. Dividends of $710 million were paid by LNL to LNC during the second quarter of 2002. The first installment of $60 million was paid in April. The second installment of $650 million was paid in June. As the second installment exceeded the distribution limitation noted above, a special request was made to and approved by the Commissioner. Both distributions represented a portion of the proceeds received from the indemnity reinsurance transaction with Swiss Re. Due to the amount of dividends paid so far in 2002, any additional dividends paid in 2002 will require Commissioner approval. The status of dividends in 2003 will be determined based on financial results for the calendar year 2002

LNL is recognized as an accredited reinsurer in the state of New York, which effectively enables it to conduct reinsurance business with unrelated insurance companies that are domiciled in the state of New York. As a result, in addition to regulatory restrictions imposed by the state of Indiana, LNL is also subject to the regulatory requirements that the State of New York imposes upon accredited reinsurers.

As of June 30, 2002, LNC’s senior debt ratings were Moody’s at A3 (“Upper Medium Grade”), Standard and Poor’s at A- (“Strong”), Fitch at A+ (“Strong”) and A.M. Best at “a” (“Strong”), and LNC’s commercial paper ratings included Moody’s at P-2 (“Strong”), Standard and Poor’s at A-2 (“Satisfactory”) and Fitch at F-1 (“Very Strong”). Although there are less investors for A-2/P-2 commercial paper and there are periods in which there is weak investor interest in A-2/P-2 commercial paper, through June 30, 2002, liquidity has not been adversely impacted. LNC can draw upon alternative short-term borrowing facilities such as revolving bank lines of credit.

On the average, LNC’s commercial paper borrowing rates have increased 0.20% per annum since LNC was downgraded to an A-2/P-2 issuer. However, historically there have been times of greater volatility in commercial paper borrowing rates for an A-2/P-2 issuer with the spread above A-1/P-1 rates ranging from 0.10% to 0.50%. During such times of greater volatility, LNC may experience difficulty in placing longer-term commercial paper (defined as 30-90 day maturities), and as a result, experience increased short-term financing costs.

Total shareholders’ equity increased $44.4 million in the first six months of 2002. Excluding the increase of $131.2 million related to an increase in the unrealized gain on securities available-for-sale and derivative instruments, shareholders’ equity decreased $86.8 million. This decrease was the net result of increases of $153.9 million from net income, $77.5 million from the issuance of common stock related to benefit plans and $30.0 million for the cumulative foreign currency translation adjustment partially offset by decreases of $226.7 million for the repurchase of common shares, $119.6 million for the declaration of dividends to shareholders and $1.9 million for a change in the minimum pension liability adjustment.

Contingencies

See Note 6 to the consolidated financial statements for information regarding contingencies.

Item 3 Quantitative and Qualitative Disclosure of Market Risk

LNC provided a discussion of its market risk in its 2001 Annual Report. This discussion was included on pages 69 through 76 of the Annual Report and was incorporated by reference to Item 7A, Part II of LNC’s Form 10-K for the year ended December 31, 2001. During the first six months of 2002, there was no substantive change to LNC’s market risk. The following is a discussion of changes to LNC’s derivative positions.

Derivatives

As discussed in Note 7 to the consolidated financial statements for the year ended December 31, 2001 (see pages 109 through 114 of LNC’s 2001 Annual Report which were incorporated by reference to Item 8 of LNC’s Form 10-K for the year ended December 31, 2001), LNC has entered into derivative transactions to reduce its exposure to fluctuations in interest rates, the risk of changes in liabilities indexed to LNC stock, credit risk and foreign exchange risk. In addition, LNC is subject to risks associated with changes in the value of its derivatives; however, such changes in value are generally offset by changes in the value of the items being hedged by such contracts. Modifications to LNC’s derivative strategy are initiated periodically upon review of the Company’s overall risk assessment. During the first six months of 2002, the more significant changes in LNC’s derivative positions are as follows:

1.	Decreased its use of interest rate cap agreements that are used to hedge its annuity business from the effect of fluctuating interest rates from 1.3 billion notional to 0.7 billion notional. The decrease in notional is a result of expirations and resulted in no gain or loss.

2.	Decreased its use of swaptions that are used to hedge its annuity business from the effect of fluctuating interest rates from 1.8 billion notional to 0.5 billion notional. The decrease in notional is a result of expirations and a change in the method of reporting notional and resulted in no gain or loss.

3.	Entered into interest rate swaps hedging variable rate bonds in the amount of 12.0 million notional. A total of 18.2 million notional expired resulting in a total remaining 329.0 million notional. These interest rate swap agreements convert floating rate bond coupon payments into a fixed rate of return. A gain of $0.3 million was recognized as a result of the expirations.

4.	Increased its use of interest rate swap agreements hedging fixed rate debt from 172.5 million notional to 272.5 million notional. These interest rate swap agreements effectively convert fixed rate debt payments into floating rate debt payments.

5.	Entered into 100.0 million notional of treasury lock agreements. These treasury lock agreements hedged the future cash flows of a forecasted debt issuance. The entire 100.0 million notional was terminated resulting in a $0.4 million loss recorded in Other Comprehensive Income under FAS 133. The loss will be recognized into income over the life of the debt.

6.	Decreased its use of foreign currency swaps from 94.6 million notional to 86.3 million notional. This reduction in notional resulted in a gain of $1.4 million. These foreign currency swap agreements are part of a hedging strategy. LNC owns various foreign issue securities. Interest payments from these securities are received in a foreign currency and then swapped into U.S. dollars.

7.	Entered into foreign exchange forward contracts in the amount of 77.1 million notional that are hedging LNC’s exposure to currency fluctuation associated with its issuance of non-Sterling commercial paper in Europe. A total of 144.2 million notional was terminated resulting in no gain or loss.

8.	Decreased its use of credit default swaps from 29.0 million notional to 26.0 million notional. The decrease in notional is a result of expirations and resulted in no gain or loss. LNC uses credit default swaps to hedge against a drop in bond prices due to credit concerns of certain bond issuers.

9.	Entered into an additional 0.3 million call options on an equal number of shares of LNC stock, resulting in a total of 1.3 million call options on an equal number of shares of LNC stock. A total of 0.07 million call options were terminated, resulting in no gain or loss. These call options are hedging the expected increase in liabilities arising from stock appreciation rights granted on LNC stock. Additional stock appreciation rights were granted to LNC agents during the first quarter 2002.

LNC is exposed to credit loss in the event of non-performance by counterparties on various derivative contracts. However, LNC does not anticipate non-performance by any of the counterparties. The credit risk associated with such agreements is minimized by purchasing such agreements from financial institutions with long-standing superior performance records.

PART II — OTHER INFORMATION AND EXHIBITS

Items 1, 2, 3, and 5 of this Part II are either inapplicable or are answered in the negative and are omitted pursuant to the instructions to Part II.

Item 4 Submission of Matters to a Vote of Security Holders

(a)	The matters discussed below were submitted to and voted on by Shareholders of the Registrant at the Annual Meeting of Shareholders of the Registrant on May 9, 2002.

1.	To elect four directors for three year terms and one director for two year term (term distinction noted next to nominee)

William J. Avery (two year term)			J. Patrick Barrett
Votes cast for	=	158,692,308	Votes cast for	=	157,460,766
Votes withheld	=	1,706,911	Votes withheld	=	2,938,453

Thomas D. Bell, Jr.			John G. Drosdick
Votes cast for	=	157,611,398	Votes cast for	=	157,704,140
Votes withheld	=	2,787,821	Votes withheld	=	2,695,079

Michael F. Mee
Votes cast for	=	157,676,124
Votes withheld	=	2,723,095

Item 6 Exhibits and Reports on Form 8-K

(a)	The following Exhibits of the Registrant are included in this report.

(Note: The number preceding the exhibit corresponds to the specific number within Item 601 of Regulation S-K.)

1.1	Underwriting Agreement dated May 29, 2002, among Lincoln and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Salomon Smith Barney Inc., Banc One Capital Markets, Inc., First Union Securities, Inc. and Fleet Securities, Inc. is incorporated herein by reference to LNC’s Form 8K as filed with the Securities and Exchange Commission on June 6, 2002.

1.2	Pricing Agreement dated May 29, 2002, among Lincoln and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Salomon Smith Barney Inc., Banc One Capital Markets, Inc., First Union Securities, Inc. and Fleet Securities, Inc. is incorporated herein by reference to LNC’, Form 8K as filed with the Securities and Exchange Commission on June 6, 2002.

4.1	Form of Note is incorporated herein by reference to LNC’s Form 8K as filed with the Securities and Exchange Commission on June 6, 2002.

5.1	Opinion of Sonnenschein Nath & Rosenthal is incorporated herein by reference to LNC’s Form 8K as filed with the Securities and Exchange Commission on June 6, 2002.

12	Historical Ratio of Earnings to Fixed Charges

(b)	Press Release as of April 23, 2002, is incorporated herein by reference to LNC’s Form 8K as filed with the Securities and Exchange Commission on April 23, 2002.

Financial Report (Statistical Report) for the quarter ended March 31, 2002, is incorporated herein by reference to LNC’s Form 8K as filed with the Securities and Exchange Commission on April 30, 2002.

Updated Guidance for Estimated Effect of Equity Market Volatility on Income from Operations is incorporated herein by reference to LNC’s Form 8K as filed with the Securities and Exchange Commission on August 1, 2002.

Financial Report (Statistical Report) for the quarter ended June 30, 2002, is incorporated herein by reference to LNC’s Form 8K as filed with the Securities and Exchange Commission on August 5, 2002.

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LINCOLN NATIONAL CORPORATION

By /S/ Richard C. Vaughan
Richard C. Vaughan,
Executive Vice President and Chief Financial Officer

By /S/ Casey J. Trumble
Casey J. Trumble,
Senior Vice President and Chief Accounting Officer
Date	August 8, 2002

LINCOLN NATIONAL CORPORATION
Exhibit Index for the Report on Form 10-Q
for the Quarter Ended June 30, 2002

Exhibit Number	Description	Page Number

12	Historical Ratio of Earnings to Fixed Charges	42

Note: This is an abbreviated version of the Lincoln National Corporation Form 10-Q. Copies of the exhibits (pages 40-60) are not attached. Copies of these exhibits are available electronically at www.sec.gov or by writing to the Corporate Secretary at Lincoln National Corporation, Centre Square, 1500 Market Street, Suite 3900, Philadelphia, Pennsylvania 19102-2112.