Form 10-Q
period 2002-09-30
LINCOLN NATIONAL CORP
filed 2002-11-05
CIK 59558

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For quarter ended September 30, 2002	Commission file number 1-6028

LINCOLN NATIONAL CORPORATION

(Exact name of registrant as specified in its charter)

Indiana	35-1140070

(State of incorporation)	(I.R.S. Employer Identification No.)

1500 Market Street, Suite 3900,
Philadelphia, Pennsylvania 19102-2112

(Address of principal executive offices)

Registrant’s telephone number	(215) 448-1400

As of October 25, 2002 LNC had 177,051,324 shares of Common Stock outstanding.

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

The exhibit index to this report is located on page 66.

PART I — FINANCIAL INFORMATION
Item 1 Financial Statements
Item 2 Management’s Discussion and Analysis of Financial Information
SIGNATURE PAGE
EX-10.(F) Executive Deferrred Compensation Plan
EX-12 Historical Ratio of Earnings to Fixed Charge
EX-21 List of Subsidiaries

PART I — FINANCIAL INFORMATION

Item 1 Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30	December 31
(000s omitted)	2002	2001

	(Unaudited)
ASSETS

Investments:

Securities available-for-sale, at fair value:

Fixed maturity (cost 2002 - $30,419,280; 2001 - $27,955,981)	$32,036,844	$28,345,673

Equity (cost 2002 - $374,013; 2001 - $444,398)	397,436	470,459

Mortgage loans on real estate	4,285,248	4,535,550

Real estate	286,440	267,882

Policy loans	1,898,955	1,939,683

Derivative instruments	74,333	46,445

Other investments	383,343	507,386

Total Investments	39,362,599	36,113,078

Investment in unconsolidated affiliates	—	8,134

Cash and invested cash	1,599,864	3,095,480

Property and equipment	252,718	257,518

Deferred acquisition costs	2,868,657	2,885,311

Premiums and fees receivable	577,235	400,076

Accrued investment income	568,190	563,490

Assets held in separate accounts	34,068,985	44,833,419

Federal income taxes	292,944	15,117

Amounts recoverable from reinsurers	7,094,451	6,030,368

Goodwill	1,232,664	1,211,794

Other intangible assets	1,330,733	1,412,596

Other assets	1,187,123	1,174,923

Total Assets	$90,436,163	$98,001,304

See notes to consolidated financial statements.

LINCOLN NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS
-CONTINUED-

	September 30	December 31
(000s omitted)	2002	2001

	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:

Insurance and Investment Contract Liabilities:

Insurance policy and claim reserves	$22,877,446	$21,609,269

Contractholder funds	20,740,636	19,247,894

Liabilities related to separate accounts	34,068,985	44,833,419

Total Insurance and Investment Contract Liabilities	77,687,067	85,690,582

Short-term debt	120,000	350,203

Long-term debt	1,118,098	861,754

Company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely junior subordinated debentures	390,588	474,656

Other liabilities	4,661,884	4,216,095

Deferred gain on indemnity reinsurance	1,069,511	1,144,530

Total Liabilities	85,047,148	92,737,820

Shareholders’ Equity:

Series A preferred stock — 10,000,000 shares authorized (9/30/02 liquidation value — $1,621)	671	762

Common stock — 800,000,000 shares authorized	1,282,406	1,255,112

Retained earnings	3,260,981	3,834,427

Accumulated Other Comprehensive Income (Loss):

Foreign currency translation adjustment	35,348	(8,062)

Net unrealized gain on securities available-for-sale	817,537	195,681

Net unrealized gain on derivative instruments	27,322	21,523

Minimum pension liability adjustment	(35,250)	(35,959)

Total Accumulated Other Comprehensive Income	844,957	173,183

Total Shareholders’ Equity	5,389,015	5,263,484

Total Liabilities and Shareholders’ Equity	$90,436,163	$98,001,304

See notes to consolidated financial statements.

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Nine Months Ended		Three Months Ended
	September 30		September 30
(000s omitted, except per share amounts)	2002	2001	2002	2001

	(Unaudited)		(Unaudited)
Revenue:

Insurance premiums	$216,112	$1,397,225	$61,993	$440,691

Insurance fees	1,082,823	1,171,287	355,507	380,886

Investment advisory fees	138,660	146,277	42,893	47,244

Net investment income	1,946,168	2,033,015	647,034	686,222

Equity in (losses) earnings of unconsolidated affiliates	(647)	1,342	—	405

Realized loss on investments and derivative instruments (net of amounts restored /(amortized) against balance sheet accounts, Note 5)	(221,208)	(75,848)	(36,805)	(37,642)

Other revenue and fees	250,471	233,752	70,336	91,456

Total Revenue	3,412,379	4,907,050	1,140,958	1,609,262

Benefits and Expenses:

Benefits	2,193,340	2,664,807	941,616	903,132

Underwriting, acquisition, insurance and other expenses	1,205,091	1,571,741	402,000	526,921

Interest and debt expense	73,143	96,053	23,688	29,565

Total Benefits and Expenses	3,471,574	4,332,601	1,367,304	1,459,618

Income (Loss) before Federal Income Taxes (Tax Benefits) and Cumulative Effect of Accounting Changes	(59,195)	574,449	(226,346)	149,644

Federal income taxes (tax benefits)	(87,590)	137,893	(100,884)	30,593

Income (Loss) before Cumulative Effect of Accounting Changes	28,395	436,556	(125,462)	119,051

Cumulative effect of accounting changes (net of Federal income tax benefit)	—	(15,566)	—	—

Net Income (Loss)	$28,395	$420,990	$(125,462)	$119,051

Earnings Per Common Share – Basic:

Income (Loss) before Cumulative Effect of Accounting Changes	$0.15	$2.31	$(0.69)	$0.63

Cumulative effect of accounting changes	—	(0.08)	—	—

Net Income (Loss)	$0.15	$2.23	$(0.69)	$0.63

Earning Per Common Share – Diluted:

Income (Loss) before Cumulative Effect of Accounting Changes	$0.15	$2.26	$(0.68)	$0.61

Cumulative effect of accounting changes	—	(0.08)	—	—

Net Income (Loss)	$0.15	$2.18	$(0.68)	$0.61

See notes to consolidated financial statements.

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Nine Months Ended September 30
	Number of Shares		Amounts
(000s omitted from dollar amounts)	2002	2001	2002	2001

	(Unaudited)		(Unaudited)
Series A Preferred Stock:

Balance at beginning-of-year	23,034	25,980	$762	$857

Conversion into common stock	(2,766)	(2,580)	(91)	(83)

Balance at September 30	20,268	23,400	671	774

Common Stock:

Balance at beginning-of-year	186,943,738	190,748,050	1,255,112	1,003,651

Conversion of series A preferred stock	44,256	41,280	91	83

Issued for benefit plans	2,248,218	2,470,746	78,741	67,619

Cancelled for acquisition of subsidiaries	(11,246)	(87,952)	(474)	(3,844)

Retirement of common stock	(12,088,100)	(8,384,400)	(51,064)	(45,013)

Settlement of stock purchase contracts	—	4,630,318	—	229,994

Balance at September 30	177,136,866	189,418,042	1,282,406	1,252,490

Retained Earnings:

Balance at beginning-of-year			3,834,427	3,915,598

Comprehensive income			700,169	662,138

Less other comprehensive income (loss):

Foreign currency translation adjustment			43,410	(15,045)

Net unrealized gain on securities available-for-sale			621,856	235,855

Net unrealized gain on derivative instruments			5,799	20,338

Minimum pension liability adjustment			709	—

Net Income			28,395	420,990

Retirement of common stock			(423,422)	(324,455)

Dividends declared:

Series A preferred ($2.25 per share)			(46)	(54)

Common stock (2002-$0.96; 2001-$0.915)			(178,373)	(171,831)

Balance at September 30			$3,260,981	$3,840,248

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Continued)

Nine Months Ended September 30

	Number of Shares		Amounts
(000s omitted from dollar amounts)	2002	2001	2002	2001

	(Unaudited)		(Unaudited)
Foreign Currency Translation Adjustment:

Accumulated adjustment at beginning-of-year			$(8,062)	$21,930

Change during the period			43,410	(15,045)

Balance at September 30			35,348	6,885

Net Unrealized Gain on Securities Available-for-Sale:

Balance at beginning-of-year			195,681	12,048

Change during the period			621,856	235,855

Balance at September 30			817,537	247,903

Net Unrealized Gain on Derivative Instruments:

Balance at beginning-of-year			21,523	—

Cumulative effect of accounting change			—	17,584

Change during the period			5,799	2,754

Balance at September 30			27,322	20,338

Minimum Pension Liability Adjustment:

Balance at beginning-of-year			(35,959)	—

Change during the period			709	—

Balance at September 30			(35,250)	—

Total Shareholders’ Equity at September 30			$5,389,015	$5,368,638

Common Stock at End of Quarter:

Assuming conversion of preferred stock	177,461,154	189,794,042

Diluted basis	178,765,663	193,270,113

See notes to consolidated financial statements.

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30
(000s omitted)	2002	2001

	(Unaudited)
Cash Flows from Operating Activities:

Net income	$28,395	$420,990

Adjustments to reconcile net income to net cash (used in) provided by operating activities:

Deferred acquisition costs	(210,029)	(215,762)

Premiums and fees receivable	(177,159)	32,197

Accrued investment income	(4,700)	(68,743)

Policy liabilities and accruals	582,757	(495,116)

Contractholder funds	802,456	834,787

Amounts recoverable from reinsurers	(794,083)	(70,537)

Deferred federal income taxes	(46,077)	8,057

Federal income taxes paid from proceeds of disposition	(516,152)	—

Other liabilities	366,523	(135,741)

Provisions for depreciation	37,801	26,588

Amortization of goodwill	—	32,643

Amortization of other intangible assets	99,713	100,900

Realized loss on investments and derivative instruments	221,208	99,792

Other	(101,819)	(111,346)

Net Adjustments	260,439	37,719

Net Cash Provided by Operating Activities	288,834	458,709

Cash Flows from Investing Activities:

Securities-available-for-sale:

Purchases	(10,277,941)	(7,396,978)

Sales	5,752,146	4,573,585

Maturities	1,859,780	1,904,343

Purchase of other investments	(817,819)	(1,149,582)

Sale or maturity of other investments	1,337,630	1,121,003

(Decrease) increase in cash collateral on loaned securities	(193,152)	41,398

Property and equipment purchases	(101,696)	(132,852)

Property and equipment sales	77,859	81,203

(Decrease) Increase in other liabilities (non-operating)	(111,817)	770,143

Other	45,084	(123,575)

Net Cash Used in Investing Activities	(2,429,926)	(311,312)

Cash Flows from Financing Activities:

Retirement/call of preferred securities of subsidiary trusts	(84,068)	(440,037)

Issuance of long-term debt	248,990	—

Net (decrease) increase in short-term debt	(230,203)	226,122

Universal life and investment contract deposits	4,031,974	3,215,061

Universal life and investment contract withdrawals	(2,753,554)	(2,449,366)

Investment contract transfers	115,000	(168,000)

Common stock issued for benefit plans	78,741	67,619

Nonqualified employee stock option exercise tax benefit	8,094	12,010

Retirement of common stock	(457,591)	(369,468)

Other liabilities — retirement of common stock	(131,890)	—

Dividends paid to shareholders	(180,017)	(172,415)

Net Cash Provided by (Used in) Financing Activities	645,476	(78,474)

Net (Decrease) Increase in Cash and Invested Cash	(1,495,616)	68,923

Cash and Invested Cash at Beginning-of-Year	3,095,480	1,927,393

Cash and Invested Cash at September 30	$1,599,864	$1,996,316

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

Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2002.

Premiums and Fees on Investment Products and Universal Life and Traditional Life Insurance Products. Investment Products and Universal Life Insurance Products: Investment products consist primarily of individual and group variable and fixed deferred annuities. Universal life insurance products include universal life insurance, variable universal life insurance, corporate-owned life insurance, bank-owned life insurance and other interest-sensitive life insurance policies. Revenues for investment products and universal life insurance products consist of net investment income, asset based fees, cost of insurance charges, percent of premium charges, policy administration charges and surrender charges that have been assessed and earned against policy account balances and premiums received during the period. The timing of revenue recognition as it relates to fees assessed on investment contracts is determined based on the nature of such fees. Asset based fees, cost of insurance and policy administration charges are assessed on a daily or monthly basis and recognized as revenue when assessed and earned. Percent of premium charges are assessed at the time of premium payment and recognized as revenue when assessed and earned. Certain amounts assessed that represent compensation for services to be provided in future periods are reported as unearned revenue and recognized in income over the periods benefited. Surrender charges are recognized upon surrender of a contract in accordance with contractual terms.

Traditional Life Insurance Products: Traditional life insurance products include those products with fixed and guaranteed premiums and benefits and consist primarily of whole life insurance, limited-payment life insurance, term life insurance and certain annuities with life contingencies. Premiums for traditional life insurance products are recognized as revenue when due from the policyholder.

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

In compliance with the transition provision of FAS 142, LNC completed the first step of the transitional goodwill impairment test during the second quarter of 2002. The valuation techniques used by LNC to estimate the fair value of the group of assets comprising the different reporting units varied based on the characteristics of each reporting unit’s business and operations. A discounted cash flow model was used to assess the goodwill of the reporting units within LNC’s Lincoln Retirement and Lincoln UK segments. A valuation technique combining multiples of revenues, earnings before interest, taxes, depreciation and amortization (“EBITDA”) and assets under management was used to assess the goodwill in LNC’s

Investment Management segment. LNC’s Life Insurance segment used four different models; discounted cash flows, pro-rata share of LNC’s market value weighted by the relative adjusted GAAP carrying values (with and without goodwill) of LNC’s reporting units and an estimate of the segment’s market value as a multiple of the Life Insurance reporting unit’s 2001 GAAP earnings. The results of the first step of the tests indicate that LNC does not have impaired goodwill. In accordance with FAS 142, LNC has chosen October 1 as its annual review date. As such, LNC will perform another valuation review during the fourth quarter of 2002.

As a result of the application of the non-amortization provisions of the new standards, LNC had an increase in net income of $31.3 million ($0.17 per common share on a fully diluted basis) in the first nine months of 2002, $10.4 million ($0.06 per common share on a fully diluted basis) in the third quarter of 2002 and is expecting an increase in net income of $41.7 million ($0.22 per common share based on the average diluted shares for the nine months ended September 30, 2002) for the full year of 2002.

During the nine months ended September 30, 2002, the changes in the carrying value of goodwill related to changes to the balances in the Lincoln UK and Retirement segments. The Lincoln UK segment’s carrying value changed as a result of the translation of the Lincoln UK balance from British pounds to U.S. dollars based on the prevailing exchange rate as of the balance sheet date. The adjustment to the Retirement segment’s carrying value was a result of the acquisition of The Administrative Management Group, Inc. (“AMG”) (see Note 10).

The carrying amount of goodwill by reportable segment as of September 30, 2002 is as follows:

(in millions)	September 30, 2002

Lincoln Retirement Segment	$63.9

Life Insurance Segment	855.1

Investment Management Segment	300.7

Lincoln UK Segment	13.0

Total	$1,232.7

The reconciliation of reported net income to adjusted net income is as follows:

	Nine Months	Three Months	Year Ended
	Ended	Ended	December 31,
(in millions except per share amounts)	September 30, 2001	September 30, 2001	2001	2000

Reported Net Income	$421.0	$119.1	$590.2	$621.4

Add back: Goodwill Amortization (after-tax)	32.6	10.9	43.4	45.1

Adjusted Net Income	$453.6	$130.0	$633.6	$666.5

Earnings Per Common Share — Basic:

Reported Net Income	$2.23	$0.63	$3.13	$3.25

Add back: Goodwill Amortization (after-tax)	0.17	0.06	0.23	0.24

Adjusted Net Income	$2.40	$0.69	$3.36	$3.49

Earnings Per Common Share — Diluted:

Reported Net Income	$2.18	$0.61	$3.05	$3.19

Add-back: Goodwill Amortization (after-tax)	0.16	0.06	0.22	0.23

Adjusted Net Income	$2.34	$0.67	$3.27	$3.42

For intangible assets subject to amortization, the total gross carrying amount and accumulated amortization in total and for each major intangible asset class by segment are as follows:

	As of September 30, 2002		As of December 31, 2001
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Amortized Intangible Assets:

Lincoln Retirement Segment:

Present value of in-force	$225.0	$82.3	$225.0	$70.5

Life Insurance Segment:

Present value of in-force	1,254.2	346.8	1,254.2	290.2

Investment Management Segment:

Client lists	103.6	59.8	103.6	53.6

Non-compete agreements*	—	—	2.3	2.2

	103.6	59.8	105.9	55.8

Lincoln UK Segment:

Present value of in-force**	335.4	98.6	311.2	67.2

Total	$1,918.2	$587.5	$1,896.3	$483.7

*   The non-compete agreements included in the Investment Management segment as of December 31, 2001 were fully amortized during the first quarter of 2002 resulting in a net carrying value of zero.

** The gross carrying amount and accumulated amortization of the present value of in-force for the Lincoln UK segment changed from December 31, 2001 to September 30, 2002 due to the translation of the balances from British pounds to U.S. dollars based on the prevailing exchange rate as of the balance sheet dates.

The aggregate amortization expense for other intangible assets for the nine months ended September 30, 2002 and 2001 was $99.7 million and $100.9 million, respectively and for the three months ended September 30, 2002 and 2001 was $42.2 million and $37.1 million, respectively. The aggregate amortization expense for other intangible assets for the years ended December 31, 2001 and 2000 was $125.2 million and $150.3 million, respectively.

Future estimated amortization of other intangible assets is as follows (in millions):

2002 — $30.4	2003 — $106.8	2004 — $103.0

2005 — 100.0	2006 — 97.0	Thereafter — 893.5

The amount shown above for 2002 is the amortization expected for the remainder of 2002 from September 30, 2002.

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

Accounting for Costs Associated with Exit or Disposal Activities. In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“FAS 146”), which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue

No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Action (including Certain Costs Incurred in a Restructuring)” (“Issue 94-3”). The principal difference between FAS 146 and Issue 94-3 is that FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than at the date of an entity’s commitment to an exit plan. FAS 146 is effective for exit or disposal activities after December 31, 2002. Adoption of FAS 146 by LNC will result in a change in timing of when a liability is recognized if LNC has restructuring activities after December 31, 2002.

3. Federal Income Taxes.

The effective tax rate on net income for 2001 is lower than the prevailing corporate federal income tax rate principally from the tax-preferred investment income. The tax benefits recorded for the net loss before Federal income taxes for the nine month period and the quarter ended September 30, 2002 were greater than the tax benefits that would be calculated using the corporate Federal income tax rate primarily due to the fact that LNC earns tax-preferred investment income that does not change proportionately with the overall change in earnings or losses before Federal income taxes.

4. Debt, Preferred Securities of Subsidiary Trusts and Revolving Credit Agreements.

Debt. In June 2002, LNC issued $250 million 5.25% five-year senior notes. The net proceeds of that offering will be used for general corporate purposes, and pending such application, have been used to pay down short-term debt. In conjunction with the $250 million debt issue, LNC executed an interest rate swap in the amount of 100 million notional that effectively converted the 5.25% fixed rate coupon on the bond into a LIBOR-based floating rate obligation for that portion of the bond.

Shelf Registration. In April 2002, a new shelf registration statement was declared effective by the Securities and Exchange Commission. The new shelf registration, after giving consideration to the $250 million 5.25% five-year senior notes issued in June 2002, allows LNC to offer and sell up to $950 million (including $402.5 million of registered but unissued securities from previous registration statements) of debt securities, preferred stock, common stock, warrants, stock purchase contracts and stock purchase units of LNC and trust preferred securities of four subsidiary trusts. The net proceeds from the sale of the securities offered by this shelf registration and the applicable prospectus supplement(s) are expected to be used by LNC for general corporate purposes, including repurchases of outstanding common stock, repayment or redemption of outstanding debt or preferred stock, the possible acquisition of financial services businesses or assets thereof, investment in portfolio assets and working capital needs.

TOPrS. In January 2002, LNC redeemed $100 million 8.35% Trust Originated Preferred Securities issued by Lincoln Capital II and guaranteed by LNC.

Revolving Credit Agreements. In June 2002, LNC reduced its revolving bank lines of credit from $700 million to $500 million when LNC suspended its commercial paper issuance under its European Commercial Paper program.

5. Supplemental Financial Data

A roll forward of the balance sheet account, “Deferred Acquisition Costs,” is as follows:

	Nine Months Ended		Three Months Ended
	September 30		September 30
(in millions)	2002	2001	2002	2001
Balance at beginning-of-period	$2,885.3	$3,070.5	$3,056.6	$3,129.1

Deferral	459.4	519.6	155.5	183.4

Amortization	(249.4)	(303.8)	(90.6)	(109.2)

Adjustment related to realized losses on securities available-for-sale	97.3	63.3	22.9	23.9

Adjustment related to unrealized gains on securities available-for-sale	(304.3)	(255.3)	(267.1)	(157.0)

Foreign currency translation adjustment	43.2	(8.8)	13.8	23.8

Other	(62.8)	1.7	(22.4)	(6.8)

Balance at end-of-period	$2,868.7	$3,087.2	$2,868.7	$3,087.2

Realized gains and losses on investments and derivative instruments on the Statements of Income for the nine months ended September 30, 2002 and 2001 and the third quarter ended September 30, 2002 and 2001 are net of amounts restored or (amortized) against deferred acquisition costs of $97.3 million, $46.8 million, $22.9 million and $19.8 million, respectively. In addition, realized gains and losses for the nine months ended September 30, 2002 and 2001 and the third quarter ended September 30, 2002 and 2001 are net of adjustments made to policyholder reserves of $23.1 million, $6.2 million, $4.6 million and $3.2 million, respectively. LNC has either a contractual obligation or has a consistent historical practice of making allocations of investment gains or losses to certain policyholders.

Details underlying the income statement caption, “Underwriting, Acquisition, Insurance and Other Expenses,” are as follows:

	Nine Months Ended		Three Months Ended
	September 30		September 30
(in millions)	2002	2001	2002	2001

Commissions	$417.4	$642.5	$124.6	$207.9

Other volume related expenses	184.1	155.7	63.9	53.1

Operating and administrative expenses	625.4	753.5	212.8	264.0

Deferral of acquisition costs	(459.4)	(519.6)	(155.5)	(183.4)

Amortization of deferred acquisition costs	249.4	303.8	90.6	109.2

Goodwill amortization	—	32.6	—	10.9

Other intangibles amortization	99.7	100.9	42.2	37.1

Restructuring charges	(0.5)	6.9	(2.1)	—

Other	89.0	95.4	25.5	28.1

Total	$1,205.1	$1,571.7	$402.0	$526.9

6. Restrictions, Commitments and Contingencies

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

In general, subsequent dividends will be deemed ordinary and will not require prior approval from the Commissioner, provided LNL’s earned surplus remains positive and such dividends do not exceed the standard limitation of the greater of 10% of total surplus or the amount of statutory earnings generated in the prior year. Dividends of $710 million were paid by LNL to LNC in the second quarter of 2002. These distributions were made in two installments. The first installment of $60 million was paid in April. The second installment of $650 million was paid in June. As the second installment exceeded the distribution limitation noted above, a special request was made to and approved by the Commissioner. Both distributions represented a portion of the proceeds received from the indemnity reinsurance transaction with Swiss Re. Due to the amount of dividends paid so far in 2002, any additional dividends paid in 2002 will require Commissioner approval. There were no additional dividends paid in the third quarter of 2002. The status of dividends in 2003 will be determined based on financial results for the calendar year 2002.

Net income for the year ended December 31, 2001 and shareholders’ equity as of December 31, 2001 as determined in accordance with statutory accounting practices for LNC’s insurance subsidiaries, excluding the insurance subsidiaries sold to Swiss Re in 2001, were $288.5 million and $3.8 billion, respectively.

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

Reinsurance Contingencies. Swiss Re acquired LNC’s reinsurance operations on December 7, 2001. The transaction structure involved a series of indemnity reinsurance transactions combined with the sale of certain stock companies that comprised LNC’s reinsurance operation. Under the indemnity reinsurance agreements, Swiss Re reinsured certain liabilities and obligations of LNC. Because LNC is not relieved of its legal liability to the ceding companies, in accordance with Statement of Financial Accounting Standards No. 113, “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts” (“FAS 113”), the liabilities and obligations associated with the reinsured contracts remain on the consolidated balance sheets of LNC with a corresponding reinsurance receivable from Swiss Re. The gain generated under the indemnity reinsurance transactions between LNC and Swiss Re is deferred and amortized into LNC’s earnings as the underlying business runs off the books.

During the second quarter of 2002, LNC determined that certain reserves for disability income business sold to Swiss Re should be adjusted. Under FAS 113, LNC recorded an increase in reserves of $22.2 million pre-tax ($14.4 million after-tax) in net income in the current period. A corresponding increase in the reinsurance recoverable from Swiss Re has resulted in a $22.2 million pre-tax ($14.4 million after-tax) increase in the amount of deferred gain recorded in connection with the acquisition of LNC’s reinsurance operations by Swiss Re. Also in the second quarter, LNC exercised a contractual right to “put” its interest in a subsidiary company containing LNC’s disability income reinsurance business to Swiss Re for $10 million. The $10 million sale price was approximately equal to LNC’s book basis in the subsidiary.

On October 24, 2002, LNC announced that it was increasing reserves by $270 million pre-tax ($175.5 million after-tax) for Unicover and other personal accident reinsurance business. The increase in reserves was triggered by the Unicover arbitration panel decision of October 9, 2002 and the implications of that decision on Unicover and other personal accident reinsurance business. The terms of the indemnification provisions of the Swiss Re transaction effectively provide that LNC is responsible for ultimately paying $100 million pre-tax ($65 million after-tax) of this reserve increase as the related business runs off the books. The other $170 million pre-tax ($110.5 million after-tax) reserve increase is recoverable by LNC from Swiss Re. As a result, LNC increased its deferred gain by $170 million ($110.5 million after-tax). In addition, LNC recorded $9.4 million pre-tax ($6.1 million after-tax) as a cumulative adjustment increasing deferred gain amortization. As a result of these adjustments, LNC’s third quarter 2002 net income decreased by $260.6 million pre-tax ($169.4 million after-tax).

On October 29, 2002, LNC and Swiss Re announced an agreement settling disputed matters totaling about $770 million pre-tax that had arisen in connection with the final closing balance sheets associated with Swiss Re’s acquisition of LNC’s reinsurance operations. The settlement provides for a payment by LNC of $195 million to Swiss Re. In addition, LNC will pay the $100 million claim liability resulting from the previously announced increase in Unicover and other personal accident reserves. This agreement settles all final closing balance sheet disputes, and also satisfies LNC’s $100 million indemnification obligation with respect to the personal accident business. As a result of this agreement, LNC has no further underwriting risk with respect to the reinsurance business sold and the parties have agreed to drop all pending litigation. In connection with the settlement, LNC recorded a $195 million pre-tax ($126.8 million after-tax) reduction in the deferred gain and a $100 million ($65 million) increase in recoverable from Swiss Re. LNC also recorded a $10.8 million pre-tax ($7.0 million after-tax) cumulative adjustment decreasing deferred gain amortization.

The combined announcements of October 24th and 29th have resulted in the recording of a payable to Swiss Re of $295 million, an increase in personal accident reserves and related reinsurance recoverables from Swiss Re of $270 million, a reduction in deferred gain (net of cumulative amortization adjustments) of $23.6 million, a current tax recoverable of $103.2 million, an increase in deferred tax liability of $8.2 million and a decrease in third quarter net income of $176.4 million after-tax.

Although LNC has no further underwriting risk with respect to the reinsurance business sold, because LNC has not been relieved of it legal liabilities to the underlying ceding companies with respect to the portion of the business indemnity reinsured by Swiss Re, under FAS 113 the reserves for the underlying reinsurance contracts as well as a corresponding reinsurance recoverable from Swiss Re will continue to be carried on LNC’s balance sheet during the run-off period of the underlying reinsurance business. This is particularly relevant in the case of the exited personal accident and disability income reinsurance lines of business where the underlying reserves are based upon various estimates that are subject to considerable uncertainty. Because of this uncertainty, the reserves carried on LNC’s balance sheet at September 30, 2002 may ultimately prove to be either excessive or deficient. For instance, in the event that future developments indicate that these reserves should be increased, under FAS 113 LNC would record a current period non-cash charge to net income to record the increase in reserves. Because Swiss Re is responsible for paying the underlying claims to the ceding companies, LNC would record a corresponding increase in reinsurance recoverable from Swiss Re and LNC would do so by increasing the deferred gain recognized upon the closing of the indemnity reinsurance transaction with Swiss Re. No cash would be transferred between LNC and Swiss Re as a result of these developments.

However, FAS 113 does not permit LNC to take the full benefit in current net income for the recording of the increased deferred gain in the period of the change. Rather, LNC would only report a cumulative amortization “catch-up” adjustment to the deferred gain balance as increased earnings recognized in the period of change. Any amount of additional increase to the deferred gain above the cumulative amortization “catch-up” adjustment must continue to be deferred and will be amortized into earnings in future periods over the remaining period of expected run-off of the underlying business. Accordingly, even though LNC has no continuing underwriting risk, and no cash would be transferred between LNC and Swiss Re, in the event that future developments indicate LNC’s September 30, 2002 personal accident or disability income reserves are deficient, FAS 113 requires LNC to take an earnings charge in the period of change, with only a partial current period benefit for the increased cumulative deferred gain amortization in the period of change. The remaining amount of increased gain would be amortized into earnings over the remaining run-off period of the underlying business.

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

With regard to mortgage endowments, on November 30, 2000, UK regulators issued a paper containing draft guidelines explaining how mortgage endowment policyholders would be compensated in instances where it is determined that mis-selling occurred. This release also indicated that an extensive analysis is underway of mortgage endowment products offered by insurance companies in the UK marketplace since 1988. Where the results of this analysis indicate that products are designed in a way that could lead to potential mis-selling, UK regulators are contacting companies to review sales practices. Subsequently further guidance has been issued by the UK regulators to clarify the treatment of complaints concerning the sale of these products.

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

In March of 2002, LNC received a letter saying that the UK regulators had appointed enforcement investigators to review BNLA’s charging structure. This change was not a result of anything LNC had done to resolve this matter, but was a formality according to the UK regulators, reflecting how they wish to proceed with these matters across the entire industry. They wanted to obtain more information to be able to understand the background of the arguments. Accordingly, LNC provided a significant amount of data about BNLA mortgage endowments and their charging structure. On May 31, 2002, the UK regulators wrote to LNC informing them that enforcement investigations had been completed and suggesting a meeting between the parties’ leading counsel to try to resolve the issues. This meeting has taken place, but agreement was not reached. LNC is prepared to proceed with all available means of resolution, including pursuing regulatory, administrative and legal means of concluding this matter.

On March 20, 2002, the UK regulators wrote to LNC expressing the opinion that Laurentian Life, Liberty Life (acquired by Lincoln UK in January and April 1995, respectively) and Lincoln UK had in some cases calculated premiums for certain endowment mortgage policies issued between July 1988 and October 2000 based upon growth rates that were, for that time, unduly optimistic, creating exceptional risks for consumers. LNC has reviewed a sample of the Liberty Life policies and based on the results of this review, LNC and the regulators have agreed that no further action is required on the Liberty Life policies unless additional information is discovered. Discussions continue on the Laurentian Life and Lincoln UK blocks of business.

Following allegations made by the UK Consumers’ Association (an organization which acts on behalf of consumers of goods and services provided in the UK) concerning various selling practices of CFPL, LNC conducted an internal review of 5,000 ten-year savings plans sold by CFPL during the period September 1, 1998 to August 31, 2000 and, following discussions with the UK regulator, it has been agreed that LNC will write to all customers with a ten-year savings plan sold by CFPL to determine whether the sales of those policies were appropriate. As of September 30, 2002, the initial mailings were completed.

At September 30, 2002 and December 31, 2001, the aggregate liability associated with Lincoln UK selling practices was $97.5 million and $164.3 million, respectively. The decrease in the aggregate liability was a result of redress payments and expenditures partially offset by exchange rate fluctuation. The reserves for these issues are based on various estimates that are subject to considerable uncertainty. Accordingly, the aggregate liability may prove to be deficient or excessive. However, it is management’s opinion that future developments regarding Lincoln UK selling practices will not materially affect the consolidated financial position of LNC.

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

During the fourth quarter of 2000, LNL reached an agreement in principle to settle all pending class action lawsuits alleging fraud in the sale of LNL non-variable universal life and participating whole life insurance policies. It requires that LNL provide benefits and a claim process to policyholders who purchased non-variable universal life and participating whole life policies between January 1, 1981 and December 31, 1998. The settlement covers approximately 431,000 policies. Owners of approximately 4,300 policies have excluded themselves (opted-out) from the settlement and, with respect to these policies, will not be bound by the settlement. Total charges recorded during 2000 for this settlement aggregated $42.1 million after-tax ($64.7 million pre-tax). With the court’s approval of the settlement in the second quarter of 2001 and the expiration in the third quarter of 2001 of the time to file an appeal, the case was concluded for all policyholders not previously opting out. During the past five quarters, settlement has been reached with a substantial number of the owners of policies that opted-out of the original settlement. Overall, developments during the past five quarters relating to these matters were slightly favorable when compared to the assumptions underlying the estimates made in 2000 when the related charges were taken; however, while there is continuing uncertainty as to the ultimate costs of settling the remaining opt out cases, it is management’s opinion that established reserves are adequate and such future developments will not materially affect the consolidated financial position of LNC.

Future developments include, among other things, settlements of claims made by LNC under its professional liability insurance coverage. The established reserves recorded in 2000 were net of amounts recoverable under professional liability insurance coverage. LNC and LNL have pursued claims against their professional liability insurance carriers for reimbursement of costs incurred in connection with the class action settlement and the settlement of claims brought by those policyholders who opted out of the class action.

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

On June 3, 2002, LNC announced an agreement with the Philadelphia Eagles to name the Eagles’ new stadium Lincoln Financial Field. In exchange for the naming rights, LNC agreed to pay $139.6 million over a 20-year period through annual payments to the Eagles of approximately $6.7 million. This future commitment has not been recorded as a liability on LNC’s balance sheet as it will be accounted for in a manner consistent with the accounting for operating leases.

Derivatives. LNC maintains an overall risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by fluctuations in interest rates, the risk of changes in liabilities indexed to LNC stock, credit risk and foreign exchange risk. LNC assesses these risks by continually identifying and monitoring changes in interest rate exposure, foreign currency exposure, equity market exposure, and credit exposure that may adversely impact expected future cash flows and by evaluating hedging opportunities. Derivative instruments that are currently used as part of LNC’s interest rate risk management strategy include interest rate swaps, treasury locks, interest rate caps and swaptions. Derivative instruments that are used as part of LNC’s foreign currency risk management strategy include foreign currency swaps and foreign exchange forwards. Call options on LNC stock are used as part of LNC’s equity market risk management strategy. (For further discussion on the use of call options on LNC stock see the discussion of stock appreciation rights in Note 6.) LNC also uses credit default swaps as part of its credit risk management strategy.

By using derivative instruments, LNC is exposed to credit and market risk. If the counter-party fails to perform, credit risk is equal to the extent of the fair value gain in the derivative. When the fair value of a derivative contract is positive, this generally indicates that the counter-party owes LNC and, therefore, creates a payment risk for LNC. When the fair value of a derivative contract is negative, LNC owes the counter-party and therefore LNC has no payment risk. LNC minimizes the credit (or payment) risk in derivative instruments by entering into transactions with high quality counter-parties that are reviewed periodically by LNC. LNC also maintains a policy of requiring that all derivative contracts be governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement.

LNC and LNL are required to maintain minimum ratings as a matter of routine practice in negotiating ISDA agreements. Under the majority of ISDA agreements and as a matter of policy, LNL has agreed to maintain financial strength or claims-paying ratings above S&P BBB and Moody’s Baa2. LNC is required to maintain long-term senior debt ratings above S&P BBB and Moody’s Baa2. A downgrade below these levels would result in termination of the derivatives contract at which time any amounts payable would be dependent on the market value of the underlying derivative contract. In certain transactions, LNC and the counter-party have entered into a collateral support agreement requiring LNC to post collateral upon significant downgrade. LNC also requires for its own protection minimum rating standards for counter-party credit protection. LNL is required to maintain financial strength or claims-paying ratings above S&P A- and Moody’s A3 under certain ISDA agreements, which collectively do not represent material notional exposure. LNC does not believe the inclusion of termination or collateralization events pose any material threat to its liquidity position.

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

The following tables show financial data by segment:

	Nine Months Ended		Three Months Ended
	September 30		September 30
(in millions)	2002	2001	2002	2001

Revenue:

Lincoln Retirement	$1,336.3	$1,500.7	$440.7	$478.2

Life Insurance	1,305.4	1,375.9	441.6	460.6

Investment Management (1)	300.2	327.2	94.3	104.7

Lincoln UK	190.9	230.1	69.3	76.3

Other Operations	429.7	1,622.8	148.2	531.1

Consolidating adjustments	(150.1)	(149.6)	(53.1)	(41.6)

Total	$3,412.4	$4,907.1	$1,141.0	$1,609.3

Income (Loss) before Federal Income Taxes (Tax Benefits) and Cumulative Effect of Accounting Changes:

Lincoln Retirement	$12.6	$259.5	$(33.5)	$61.6

Life Insurance	211.5	289.9	67.2	99.9

Investment Management	18.8	13.6	3.2	5.5

Lincoln UK	21.1	55.9	1.0	15.1

Other Operations (includes interest expense)	(323.2)	(45.7)	(264.3)	(32.5)

Consolidating adjustments	—	1.2	—	—

Total	($59.2)	$574.4	($226.4)	$149.6

Federal Income Taxes (Tax Benefits):

Lincoln Retirement	$(39.2)	$37.1	$(27.5)	$3.0

Life Insurance	62.8	103.2	20.1	35.2

Investment Management	2.5	5.7	0.1	2.6

Lincoln UK	(0.4)	9.5	0.2	1.1

Other Operations	(113.3)	(18.1)	(93.8)	(11.4)

Consolidating adjustments	—	0.4	—	—

Total	($87.6)	$137.8	($100.9)	$30.5

Net Income (Loss):

Lincoln Retirement	$51.8	$222.4	$(6.0)	$58.6

Life Insurance	148.7	186.7	47.1	64.7

Investment Management	16.3	7.9	3.1	2.9

Lincoln UK	21.5	46.4	0.8	14.0

Other Operations (includes interest expense)	(209.9)	(27.6)	(170.5)	(21.1)

Consolidating adjustments	—	0.8	—	—

Income (Loss) before Cumulative Effect of Accounting Changes	28.4	436.6	(125.5)	119.1

Cumulative effect of accounting changes (after-tax)	—	(15.6)	—	—

Net Income (Loss)	$28.4	$421.0	($125.5)	$119.1

	September 30	December 31	December 31
(in millions)	2002	2001	2000

Assets:

Lincoln Retirement	$50,680.0	$56,888.2	$60,267.1

Life Insurance	19,131.7	18,409.7	17,939.1

Investment Management	1,448.3	1,460.5	1,439.0

Lincoln UK	6,988.2	7,788.8	8,763.7

Other Operations	14,264.7	17,001.1	14,746.4

Consolidating adjustments	(2,076.7)	(3,547.0)	(3,311.2)

Total	$90,436.2	$98,001.3	$99,844.1

(1)	Revenues for the Investment Management segment include inter-segment revenues for asset management services provided to the other segments of LNC. These inter-segment revenues totaled $62.7 million and $67.0 million for the nine months ended September 30, 2002 and 2001, respectively, and $20.8 million in each of the quarters ended September 30, 2002 and 2001.

8. Earnings Per Share

Per share amounts for net income are shown in the income statement using 1) an earnings per common share basic calculation and 2) an earnings per common share-assuming dilution calculation. Reconciliations of the factors used in the two calculations are as follows:

	Nine Months Ended		Three Months Ended
	September 30		September 30
	2002	2001	2002	2001

Numerator: [in millions]

Net income (loss) before cumulative effect of accounting changes as used in basic calculation	$28.4	$436.5	$(125.5)	$119.1

Cumulative effect of accounting changes as used in basis calculation	—	(15.5)	—	—

Net income (loss) as used in basic calculation	28.4	421.0	(125.5)	119.1

Dividends on convertible preferred stock	*	*	*	*

Net income (loss), as used in diluted calculation	$28.4	$421.0	$(125.5)	$119.1

* Less than $100,000.

Denominator: [number of shares]

Weighted-average shares, as used in basic calculation	184,658,447	188,632,491	181,295,515	189,728,473

Shares to cover conversion of preferred stock	341,347	394,512	327,311	379,261

Shares to cover restricted stock	66,965	27,446	118,397	46,065

Average stock options outstanding during the period	13,857,354	17,034,072	8,657,366	18,430,711

Assumed acquisition of shares with assumed proceeds and tax benefits from exercising stock options (at average market price during the period)	(11,617,750)	(13,403,107)	(7,369,919)	(14,640,603)

Average deferred compensation shares	847,322	775,178	868,435	841,436

Weighted-average shares, as used in diluted calculation	188,153,685	193,460,592	183,897,105	194,785,343

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

9. Employee Benefit Plans

Pension Plans. Based upon equity market levels at September 30, 2002, LNC expects to record a minimum pension liability adjustment in Other Comprehensive Income (“OCI”) at December 31, 2002 for its U.S. based defined benefit pension plans. A minimum pension liability adjustment is required for the excess of the accumulated benefit obligation over plan assets. The potential adjustment to OCI ranges from $60 million to $150 million (pre-tax). The ultimate amount of the adjustment will depend upon actual financial market performance, computation of applicable limitations for tax deductible contributions and a final decision as to the amount of the contribution to the plans in 2002. At December 31, 2001, LNC recorded a minimum pension liability adjustment of $36.0 million in OCI for its foreign based defined benefit pension plan. Adjustments to the minimum pension liability adjustment for the foreign based defined benefit pension plan will be calculated as of December 31, 2002.

Incentive Plans. LNC has various incentive plans for employees, agents and directors of LNC and its subsidiaries that provide for the issuance of stock options, stock appreciation rights, restricted stock awards and stock incentive awards. These plans are comprised primarily of stock option incentive plans. Stock options awarded under the stock option incentive plans are granted with an exercise price equal to the market value of LNC stock at the date of grant and, subject to termination of employment, expire 10 years from the date of grant. Such options are transferable only upon death. Options become exercisable in 25% increments over the four-year period following the option grant anniversary date. A “reload option” feature was added on May 14, 1997. In most cases, persons exercising an option after that date have been granted new options in an amount equal to the number of matured shares tendered to exercise the original option award. The reload options are granted for the remaining term of the related original option and have an exercise price equal to the market value of LNC stock at the date of the reload award. Reload options can be exercised two years after the grant date if the value of the new option has appreciated by at least 25%.

In 2001, Delaware Management Holdings, Inc. (“Holdings”), through its wholly-owned subsidiaries Delaware Investments U.S., Inc. (DIUS) and DIAL Holding Company, Inc. (DIAL), established separate stock option incentive plans for its domestic and international personnel, respectively. Stock options awarded under the plans are granted with an exercise price equal to the estimated fair market value per share at the date of the grant, as determined by an outside appraiser, and expire 10 years from the date of the grant, subject to conditions of the plan agreements. Options granted under the DIUS plan become exercisable and vest in 25% increments over the four-year period following the option grant anniversary date. Options granted under the DIAL plan also vest in 25% increments over the four-year period following the option grant anniversary date, however, such options are exercisable immediately. In the event DIAL options are exercised prior to vesting, such stock acquired is restricted from resale until vested under the option terms.

Shares acquired upon exercise, provided they have been held for more than six months and are vested, may be “put” to Holdings at the most recent determined fair market value per share, subject to the specific terms of the plan agreements. Fair market value is determined on a semi-annual basis by the outside appraiser. Additionally, shares acquired upon exercise, provided they have been held for more than six months and are vested, may be “called” by Holdings, DIUS or DIAL, as applicable, at the most recent determined fair market value per share.

In 2000, as a result of changes in the interpretation of the existing accounting rules for stock options, LNC decided not to continue issuing stock options to agents that do not meet the stringent definition of a common law employee. In the first quarter of 2000, LNC adopted a stock appreciation right (“SAR”) program as a replacement to the agent stock option program. The first awards under this program were also made in the first quarter of 2000. The SARs under this program are rights on LNC stock that are cash settled and become exercisable in 25% increments over the four-year period following the SAR grant date. SARs are granted with an exercise price equal to the market value of LNC stock at the date of grant and, subject to termination of employment, expire five years from the date of grant. Such SARs are transferable only upon death.

LNC recognizes compensation expense for the SAR program based on the fair value method using an option-pricing model. Compensation expense and the related liability are recognized on a straight-line basis over the vesting period of the SARs. The SAR liability is marked-to-market through net income. This accounting treatment causes volatility in net income as a result of changes in the market value of LNC stock. LNC hedges this volatility by purchasing call options on LNC stock. Call options hedging vested SARs are also marked-to-market through net income. Total compensation expense recognized for the SAR program for 2001 and 2000 was $4.8 million and $3.1 million, respectively. In addition, total compensation expense for the nine months ended September 30, 2002 and 2001 and the quarter ended

September 30, 2002 and 2001 was $(1.6) million, $2.8 million, $(2.3) million and $(0.1) million, respectively. The mark-to-market gain (loss) recognized through net income on the call options on LNC stock for 2001 and 2000 was $0.8 million and $1.3 million, respectively. The marked-to-market gain (loss) recognized through net income was $(6.3) million, $(0.1) million, $(3.7) million and $(1.4) million for the nine months ended September 30, 2002 and 2001 and the quarter ended September 30, 2002 and 2001, respectively. The SAR liability at September 30, 2002 and December 31, 2001 and 2000 was $2.8 million, $6.5 million and $3.1 million, respectively.

Information with respect to the LNC incentive plan stock options outstanding at September 30, 2002 is as follows:

Options Outstanding				Options Exercisable

		Weighted-Average
	Number Outstanding	Remaining
Range of Exercise	at September 30,	Contractual Life	Weighted-Average	Number Exercisable	Weighted-Average
Prices	2002	(Years)	Exercise Price	at September 30, 2002	Exercise Price

$10-$20	242,660	1.14	$19.79	242,660	$19.79

21 - 30	5,776,724	5.55	25.29	3,399,233	25.70

31 - 40	2,502,399	7.24	33.46	1,010,321	33.69

41 - 50	5,790,737	6.01	44.31	4,153,117	44.53

51 - 60	5,044,319	7.25	51.37	2,432,380	50.90

$10-$60	19,356,839			11,237,711

At December 31, 2001, DIUS and DIAL each had 10,000,000 shares of common stock outstanding and had outstanding stock options of 810,796 and 810,810, respectively, representing the initial grant under each plan. The DIUS and DIAL options granted in 2001 are exercisable at $103.23 per share and $25.47 per share, respectively. As of December 31, 2001, no options were vested, exercised or forfeited. At September 30, 2002, DIUS and DIAL had 1,087,996 and 1,088,010 outstanding stock options, respectively. DIUS and DIAL each granted 277,200 options during the nine months ended September 30, 2002 with an exercise price of $107.45 and $26.62, respectively. As of September 30, 2002, DIUS and DIAL had vested options of 202,699 and 202,703. There were no options exercised or forfeited for DIUS or DIAL during the nine months ended September 30, 2002.

Information with respect to the LNC incentive plan SARs outstanding at September 30, 2002 is as follows:

SARs Outstanding				SARs Exercisable

		Weighted-Average
	Number Outstanding	Remaining
Range of Exercise	at September 30,	Contractual Life	Weighted-Average	Number Exercisable	Weighted-Average
Prices	2002	(Years)	Exercise Price	at September 30, 2002	Exercise Price

21 - 30	489,110	2.44	24.72	184,064	24.72

31 - 40	3,875	2.71	36.98	1,788	36.90

41 - 50	520,163	3.45	43.57	115,341	43.55

51 - 60	372,625	4.45	52.10	—	—

$10-$60	1,385,773			301,193

Prior to filing Form 10-Q for the second quarter of 2002, LNC determined that the stock option expense amounts underlying the required pro forma net income and earnings per share disclosures for LNC’s stock option incentive plans included within Note 6, Employee Benefit Plans of the December 31, 2001 Form 10-K contains unintentional computation errors. As a result, the disclosed pro forma amounts of after-tax stock option compensation expense for 2001 was overstated by $8.8 million, 2000 was understated $1.3 million and 1999 was understated by $1.5 million. The corrected disclosure is presented below.

LNC recognizes compensation expense for its stock option incentive plans using the intrinsic value method of accounting and provides the required pro forma information for stock options granted after December 31, 1994. Accordingly, no compensation expense has been recognized for stock option incentive plans. Had compensation expense for LNC’s stock option incentive plans been determined based on the estimated fair value at the grant dates for awards under those plans, LNC’s pro forma net income and earnings per diluted share for the last three years (2001, 2000 and 1999) would have been $549.2 million ($2.84 per diluted share); $588.3 million ($3.02 per diluted share) and $441.5 million ($2.21 per diluted share), respectively (a decrease of $41.0 million or $0.21 per diluted share; $33.1 million or $0.17 per diluted share and $18.9 million or $0.09 per diluted share, respectively). In addition, LNC’s pro forma net income (loss) and earnings per share for the nine months ended September 30, 2002 and 2001 and the quarter ended September 30, 2002 and 2001 would have been $4.1 million, $393.3 million, ($133.6) million and $110.0 million, respectively (a decrease of $24.3 million or $0.13 per diluted share, $27.7 million or $0.14 per diluted share, $8.1 million or $0.04 per diluted share and $9.1 million or $0.05 per diluted share). Included in this pro forma information is the following effect of the DIUS and DIAL stock option incentive plans.

If compensation expense for the DIUS and DIAL stock option incentive plans had been determined based on the estimated fair value at the grant dates for awards under those plans, LNC’s net income and earnings per share for 2001 would have been reduced by $1.9 million or $0.01 per diluted share. In addition, LNC’s pro forma net income and earnings per share for the nine months ended September 30, 2002 and 2001 and the quarter ended September 30, 2002 and 2001 would have been reduced by $6.0 million, $0.4 million, $2.2 million and $0.4 million, respectively ($0.03 per diluted share, $0.002 per diluted share, $0.01 per diluted share and $0.002 per diluted share, respectively.)

These effects on pro forma net income and earnings per share of expensing the estimated fair value of stock options are not necessarily representative of the effects on reported net income for future years due to factors such as the vesting period of the stock options and the potential for issuance of additional stock options in future years.

The fair value of options used as a basis for the pro forma disclosures, shown above, was estimated as of the date of grant using a Black-Scholes option-pricing model. Included in the above pro forma decrease in net income for 2001 was $6.1 million after-tax of stock option expense related to the former Reinsurance segment.

The option price assumptions* used for the LNC stock option incentive plans, which are accounted for under the intrinsic value method, for the nine months and quarter ended September 30, 2002 and 2001 were as follows:

	2002	2001

Dividend yield	2.5%	2.8%

Expected volatility	40.1%	40.0%

Risk-free interest rate	4.6%	4.6%

Expected life (in years)	4.2	4.2

Weighted-average fair value per option granted	$16.10	$13.39

The option price assumptions* used for the DIUS and DIAL stock option incentive plans, which are accounted for under the intrinsic value method, for 2001 and the nine months and quarter ended September 30, 2002 were as follows:

	DIUS		DIAL

	2002	2001	2002	2001

Dividend yield	2.42%	1.95%	3.76%	6.01%

Expected volatility	50%	50%	50%	50%

Risk-free interest rate	4.1%	4.2%	4.3%	4.2%

Expected life (in years)	4.6	4.6	4.6	4.6

Weighted-average fair value per option granted	$41.24	$41.25	$9.22	$7.28

The option price assumptions* used for the LNC SAR plan, which is marked to market under the fair value method, for 2000, 2001 and the nine months and quarter ended September 30, 2002 were as follows:

	2002	2001	2000

Dividend yield	2.7%	2.7%	3.8%

Expected volatility	29.5%	42.0%	46.0%

Risk-free interest rate	5.0%	5.5%	7.3%

Expected life (in years)	5.0	5.0	5.0

Weighted-average fair value per SAR granted	$10.86	$18.84	$14.62

*	Price assumptions for the dividend yield, expected volatility, risk-free interest rate and expected life that are noted above for the LNC stock option incentive plans, DIUS and DIAL stock option incentive plans and LNC SAR plans are stated on an annualized basis.

Restricted stock (non-vested stock) awarded during the nine months ended September 30, 2002 and 2001 was as follows:

	2002	2001

Restricted stock (number of shares)	29,647	72,696

Weighted-average price per share at time of grant	$44.01	$46.72

Information with respect to the LNC incentive plans involving stock options is as follows:

	Options Outstanding		Options Exercisable

		Weighted-Average		Weighted- Average
	Shares	Exercise Price	Shares	Exercise Price

Balance at January 1, 2000	13,664,435	$39.59	5,141,438	$29.21

Granted-original	9,890,245	27.85

Granted-reloads	100,544	46.13

Exercised (includes shares tendered)	(1,485,816)	47.44

Forfeited	(1,222,170)	43.76

Balance at December 31, 2000	20,947,238	34.69	6,715,434	35.05

Granted-original	2,561,883	43.74

Granted-reloads	130,129	48.19

Exercised (includes shares tendered)	(3,096,146)	27.24

Forfeited	(619,596)	44.63

Balance at December 31, 2001	19,923,508	36.74	9,437,881	37.91

Granted-original	2,136,730	51.82

Granted-reloads	40,609	49.67

Exercised (includes shares tendered)	(2,326,262)	32.28

Forfeited	(417,746)	46.54

Balance at September 30, 2002	19,356,839	$38.76	11,237,711	$38.70

Information with respect to the DIUS incentive plan involving stock options is as follows:

	Options Outstanding		Options Exercisable

		Weighted-Average		Weighted- Average
	Shares	Exercise Price	Shares	Exercise Price

Balance at December 31, 2001	810,796	$103.23	—	$—

Granted-original	277,200	107.45	—	—

Balance at September 30, 2002	1,087,996	$104.31	202,699	$103.23

Information with respect to the DIAL incentive plan involving stock options is as follows:

	Options Outstanding		Options Exercisable

		Weighted-Average		Weighted- Average
	Shares	Exercise Price	Shares	Exercise Price

Balance at December 31, 2001	810,810	$25.47	—	$—

Granted-original	277,200	26.62	—	—

Balance at September 30, 2002	1,088,010	$25.76	202,703	$25.47

Information with respect to the LNC incentive plan involving SARs is as follows:

	SARs Outstanding		SARs Exercisable

		Weighted-Average		Weighted- Average
	Shares	Exercise Price	Shares	Exercise Price

Balance at January 1, 2000	—	$—	—	$—

Granted-original	866,168	24.94

Exercised (includes shares tendered)	(72,823)	24.72

Forfeited	(42,293)	25.19

Balance at December 31, 2000	751,052	24.94	82,421	24.72

Granted-original	544,205	43.51

Exercised (includes shares tendered)	(142,785)	24.74

Forfeited	(27,381)	28.92

Balance at December 31, 2001	1,125,091	33.85	102,710	25.02

Granted-original	383,225	51.95

Exercised (includes shares tendered)	(90,818)	28.57

Forfeited	(31,725)	34.68

Balance at September 30, 2002	1,385,773	$39.19	301,193	$32.00

On August 8, 2002 LNC announced plans to expense the fair value of employee stock options beginning in 2003 under Statement of Financial Accounting Standard No. 123 (“FAS 123”). The impact on future earnings of adopting this alternative method of reporting cannot be estimated at this time, as LNC is investigating alternative compensation methods that could result in substantial changes in the number and value of future grants of employee stock options. In addition, on October 4, 2002, the FASB issued an Exposure Draft which provides for various transitional alternatives for companies that voluntarily adopt the recognition requirements of FAS 123. The effect of adopting FAS 123 on LNC’s earnings in future years within any such transitional period will depend upon LNC’s selection among the permitted transition alternatives.

10. Acquisition and Divestitures

On August 30, 2002, LNC acquired The Administrative Management Group, Inc. (“AMG”), an employee benefits record keeping firm for $21.3 million in cash. Contingent payments up to an additional $14 million will be paid over a period of 4 years (2003-2006) if certain criteria are met. Any such contingent payments will be expensed as incurred. AMG, a strategic partner of LNC’s Retirement segment for several years, provides record keeping services for the Lincoln Alliance Program along with approximately 400 other clients nationwide. As of September 30, 2002, the application of purchase accounting to this acquisition resulted in goodwill of $19.9 million.

On December 7, 2001, Swiss Re acquired LNC’s reinsurance operation for $2.0 billion. In addition, LNC retained the capital supporting the reinsurance operation. After giving affect to the increased levels of capital needed within the Life Insurance and Lincoln Retirement segments that result from the change in the ongoing mix of business under LNC’s internal capital allocation models, the disposition of LNC’s reinsurance operation has freed-up approximately $100 million of retained capital. The transaction structure involved a series of indemnity reinsurance transactions combined with the sale of certain stock companies that comprised LNC’s reinsurance operation. An immediate gain of $15.0 million after-tax was recognized on the sale of the stock companies.

Under the indemnity reinsurance agreements, Swiss Re reinsured certain liabilities and obligations of LNC. Because LNC is not relieved of its legal liability to the ceding companies, in accordance with FAS 113, the liabilities and obligations associated with the reinsured contracts remain on the consolidated balance sheets of LNC with a corresponding reinsurance receivable from Swiss Re.

A gain of $723.1 million ($1.1 billion pre-tax) was generated under the indemnity reinsurance agreements. This gain was recorded as a deferred gain on LNC’s consolidated balance sheet in accordance with the requirements of FAS 113 and is being amortized into earnings at the rate that earnings on the reinsured business are expected to emerge, over a period of seven to 15 years on a declining basis. During December 2001 and the nine months ended September 30, 2002, LNC recognized in Other Operations $5.0 million ($7.9 million pre-tax) and $43.1 million ($66.2 million pre-tax), respectively, of deferred gain amortization. In addition, in December 2001, LNC recognized $7.9 million ($12.5 million pre-tax) of accelerated deferred gain amortization relating to the fact that certain Canadian indemnity reinsurance contracts were novated after the sale, but prior to December 31, 2001. During the first quarter of 2002, LNC recognized an additional $1.3 million ($2.1 million pre-tax) of accelerated deferred gain amortization on novated Canadian reinsurance business.

During the second quarter of 2002, LNC determined that certain reserves for disability income business sold to Swiss Re should be adjusted. Under FAS 113, LNC recorded an increase in reserves of $22.2 million pre-tax ($14.4 million after-tax) in net income in the current period. A corresponding increase in the reinsurance recoverable from Swiss Re has resulted in a $22.2 million pre-tax ($14.4 million after-tax) increase in the amount of deferred gain recorded in connection with the acquisition of LNC’s reinsurance operations by Swiss Re. Also in the second quarter, LNC exercised a contractual right to “put” its interest in a subsidiary company containing LNC’s disability income reinsurance business to Swiss Re for $10 million. The $10 million sale price was approximately equal to LNC’s book basis in the subsidiary.

On October 24, 2002, LNC announced that it was increasing reserves by $270 million pre-tax ($175.5 million after-tax) for Unicover and other personal accident reinsurance business. The increase in reserves was triggered by the Unicover arbitration panel decision of October 9, 2002 and the implications of that decision on Unicover and other personal accident reinsurance business. The terms of the indemnification provisions of the Swiss Re transaction effectively provide that LNC is responsible for ultimately paying $100 million pre-tax ($65 million after-tax) of this reserve increase as the related business runs off the books. The other $170 million pre-tax ($110.5 million after-tax) reserve increase is recoverable by LNC from Swiss Re. As a result, LNC increased its deferred gain by $170 million ($110.5 million after-tax). In addition, LNC recorded $9.4 million pre-tax ($6.1 million after-tax) as a cumulative adjustment increasing deferred gain amortization. As a result of these adjustments, LNC’s third quarter 2002 net income decreased by $260.6 million pre-tax ($169.4 million after-tax).

On October 29, 2002, LNC and Swiss Re announced an agreement settling disputed matters totaling about $770 million pre-tax that had arisen in connection with the final closing balance sheets associated with Swiss Re’s acquisition of LNC’s reinsurance operations. The settlement provides for a payment by LNC of $195 million to Swiss Re. In addition, LNC will pay the $100 million claim liability resulting from the previously announced increase in Unicover and other personal accident reserves. This agreement settles all final closing balance sheet disputes, and also satisfies LNC’s $100 million indemnification obligation with respect to the personal accident business. As a result of this agreement, LNC has no further underwriting risk with respect to the reinsurance business sold and the parties have agreed to drop all pending litigation. In connection with the settlement, LNC recorded a $195 million pre-tax ($126.8 million after-tax) reduction in the deferred gain and a $100 million ($65 million) increase in recoverable from Swiss Re. LNC also recorded a $10.8 million pre-tax ($7.0 million after-tax) cumulative adjustment decreasing deferred gain amortization.

The combined announcements of October 24th and 29th have resulted in the recording of a payable to Swiss Re of $295 million, an increase in personal accident reserves and related reinsurance recoverables from Swiss Re of $270 million, a reduction in deferred gain (net of cumulative amortization adjustments) of $23.6 million, a current tax recoverable of $103.2 million, an increase in deferred tax liability of $8.2 million and a decrease in third quarter net income of $176.4 million after-tax.

As disclosed above, LNC received $2 billion from Swiss Re and freed up an additional $0.1 billion of retained capital from the sale of Lincoln Re. Through September 30, 2002, LNC has used approximately $0.55 billion for taxes and deal expenses and approximately $1.0 billion to repurchase stock, reduce debt, and support holding company cash flow needs. LNC anticipates using a portion of the approximately $0.6 billion in remaining proceeds to pay the settlement with Swiss Re. The rest of the proceeds will be dedicated to the ongoing capital needs of LNL.

For discussion of contingencies related to the sale of LNC’s reinsurance business to Swiss Re, see Reinsurance Contingencies in Note 6.

Effective with the closing of the transaction, the Reinsurance segment’s historical results were moved into “Other Operations.”

11. Restructuring Charges

During 1998, LNC implemented a restructuring plan relating to the integration of existing life and annuity operations with the new business operations acquired from CIGNA Corporation (“CIGNA”). A second restructuring plan relating to the streamlining of LNC’s corporate center operations was also implemented during 1998. The aggregate charges associated with these two unrelated restructuring plans totaled $34.3 million after-tax ($52.8 million pre-tax). The restructuring plan relating to the integration of existing life and annuity operations with the new business operations acquired from CIGNA was completed in the first quarter of 2000 and the restructuring plan relating to the streamlining of LNC’s corporate center was completed in the fourth quarter of 2000 except for the ongoing payments of rents on abandoned facilities which were completed in the third quarter of 2002 due to the termination of the lease which resulted from LNC’s purchase and ultimate sale of the abandoned building. The remaining $0.2 million related to the terminated lease was reversed as a reduction in restructuring costs during the third quarter of 2002. During the fourth quarter of 2000, $0.5 million (pre-tax) of the original charge was reversed as a reduction in restructuring costs, due primarily to changes in severance and outplacement costs. More employees whose positions were eliminated under the restructuring plan found employment in other areas of LNC than had been originally anticipated; therefore, actual severance and outplacement costs were less than previously estimated. Actual pre-tax costs totaling $21.3 million were expended or written off for the plan related to LNC’s Corporate Center and 118 positions were eliminated under this plan through September 30, 2002.

During 1999, LNC implemented restructuring plans relating to 1) the downsizing and consolidation of the operations of Lynch & Mayer, Inc. (“Lynch & Mayer”), 2) the discontinuance of HMO excess-of-loss reinsurance programs and 3) the streamlining of Lincoln UK’s operations. The aggregate charges associated with these three unrelated restructuring plans totaled $21.8 million after-tax ($31.8 million pre-tax). During the fourth quarter of 1999, $3.0 million (pre-tax) of the original charge recorded for the Lynch & Mayer restructuring plan was reversed as a reduction of restructuring costs due primarily to a change in estimate for costs associated with abandoned leased office space. In addition, during the fourth quarter of 1999, $1.5 million (pre-tax) associated with lease terminations was released into income. During the fourth quarter of 2000, the Lynch & Mayer restructuring plan was completed and $0.3 million (pre-tax) of the original charge recorded was reversed as Lynch & Mayer was able to successfully exit certain contracts without any further obligations or penalties. Also, during the fourth quarter of 2000, $1.0 million (pre-tax) of the original charge for the discontinuance of HMO excess-of-loss reinsurance programs was reversed due primarily to changes in severance and outplacement costs. More employees whose positions were eliminated under the restructuring plan found employment in other areas of LNC than had been originally anticipated; therefore, actual severance and outplacement costs were less than previously estimated. During the fourth quarter of 2001, the remaining restructuring reserve of $0.2 million relating to the HMO excess-of-loss reinsurance programs was transferred to Swiss Re as part of its acquisition of LNC’s reinsurance operations. Expenditures and write-offs for the Lincoln UK restructuring plan were completed in the third quarter of 2001 except for lease payments on closed facilities, which will continue until 2016. Actual pre-tax costs totaling $13.6 million were expended or written off and 34 positions were eliminated under the Lynch & Mayer restructuring plan. Actual pre-tax costs totaling $3.7 million were expended or written off and 39 positions were eliminated under the HMO excess-of-loss restructuring plan. Actual pre-tax costs totaling $7.4 million were expended or written off for the Lincoln UK restructuring plan and 112 positions have been eliminated under this plan through September 30, 2002. As of September 30, 2002, a balance of $2.6 million remains in the restructuring reserve for this remaining plan.

During 2000, LNC implemented restructuring plans relating to 1) the downsizing and consolidation of the operations of Vantage Global Advisors, Inc. (“Vantage”), 2) the exit of all direct sales and sales support operations of Lincoln UK and the consolidation of its Uxbridge home office with its Barnwood home office, and 3) the downsizing and consolidation of the investment management operations of Lincoln Investment Management. The Vantage restructuring charge was recorded in the second quarter, the Lincoln UK restructuring charge was recorded in the third and fourth quarters, and the Lincoln Investment Management restructuring charge was recorded in the fourth quarter of 2000. The aggregate charges associated with all restructuring plans entered into during 2000 totaled $81.8 million after-tax ($107.4 million pre-tax). The component elements of these aggregate pre-tax costs include employee severance and termination benefits of $33.8 million, write-off of impaired assets of $40.9 million and other exit costs of $32.7 million. During the fourth quarter of 2000, $0.6 million (pre-tax) of the original charge recorded for the Vantage restructuring plan was reversed as a reduction of restructuring costs due primarily to changes in estimates associated with severance and abandoned leased office space costs. The Vantage restructuring plan was completed in the fourth quarter of 2001 and total expenditures and write-offs under this plan totaled $3.5 million pre-tax and 13 positions were eliminated under this plan. Expenditures and write-offs for the Lincoln UK restructuring plan were completed in the fourth quarter of 2001 except for lease payments on abandoned office facilities, which will continue until 2015. All expenditures and write-offs for the Lincoln Investment Management restructuring plan were completed in the third quarter of 2002 and $0.4 million of the original reserve was released. The release of the reserve was primarily due to LNC’s purchase and ultimate sale of the vacant office space on terms which were favorable to what was included in the original restructuring plan for rent on this office space. Actual pre-tax costs totaling $3.5 million were expended or written off and 19 positions were eliminated. Actual pre-tax costs totaling $88.6 million have been expended or written-off for the Lincoln UK restructuring plan and 671 positions have been eliminated under this plan through September 30, 2002. As of September 30, 2002, a balance of $10.8 million remains in the restructuring reserves for this plan.

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

The Syracuse restructuring charge was recorded in the first quarter of 2001 and was completed in the first quarter of 2002. The FPP restructuring charge was recorded in the second quarter of 2001 and is expected to be complete in the first quarter of 2004. The LFD restructuring charges were recorded in the second and fourth quarters of 2001 and are expected to be complete in the second and fourth quarters of 2002, respectively. The Life Insurance restructuring charge was recorded in the fourth quarter of 2001 and is expected to be complete in the first quarter of 2003. The Boston office consolidation restructuring charge was recorded in the fourth quarter of 2001 and is expected to be complete in the fourth quarter of 2005 consistent with the lease term. The Fort Wayne restructuring charge was recorded in the fourth quarter of 2001 and is expected to be complete in 2004. The aggregate charges associated with all restructuring plans entered into during 2001 totaled $24.6 million after-tax ($38.0 million pre-tax). The component elements of these aggregate pre-tax costs include employee severance and termination benefits of $12.2 million, write-off of impaired assets of $3.3 million and other exit costs of $22.5 million primarily related to the termination of equipment leases ($1.4 million) and rent on abandoned office space ($20.0 million). Actual pre-tax costs totaling $1.3 million were expended or written-off and 30 positions were eliminated under the Syracuse restructuring plan. The total amount expended for this plan exceeded the original restructuring reserve by $0.3 million. Actual pre-tax costs totaling $32.3 million have been expended or written-off and 150 positions have been eliminated for the six remaining plans through September 30, 2002. In addition, $0.1 million of excess reserve on the FPP restructuring plan was released during the second quarter of 2002 and $1.5 million of excess reserve on the Fort Wayne restructuring plan was released during the third quarter of 2002. The release of the reserve on the Fort Wayne restructuring plan was due to LNC’s purchase and ultimate sale of the vacant building on terms which were favorable to what was included in the original restructuring plan for rent on this abandoned office space. As of September 30, 2002, a balance of $3.1 million remains in the restructuring reserves for these remaining plans and is expected to be utilized in the completion of the plans.

During the second quarter of 2002, Lincoln Retirement completed a review of its entire internal information technology organization. As a result of that review, Lincoln Retirement decided in the second quarter of 2002 to reorganize its IT organization in order to better align the activities and functions conducted within its own organization and its IT service providers. This change was made in order to focus Lincoln Retirement on its goal of achieving a common administrative platform for its annuities products, to better position the organization and its service providers to respond to changing market conditions, and to reduce overall costs in response to increased competitive pressures. The restructuring plan implemented to achieve these objectives included aggregate pre-tax costs of $1.6 million, which include $1.4 million for employee severance and $0.2 million for employee outplacement relative to 49 eliminated positions. Actual pre-tax costs expended through September 30, 2002 were $0.4 million. As of September 30, 2002, a balance of $1.2 million remains in the restructuring reserves for this plan and will be utilized in the completion of the plan. The plan is expected to be complete in the third quarter of 2003.

See Note 2 to the September 30, 2002 unaudited financial statements for discussion of Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“FAS 146”).

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

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from the results contained in the forward-looking statements. These risks and uncertainties include, among others, subsequent significant changes in: the company (e.g., acquisitions and divestitures of legal entities and blocks of business – directly or by means of reinsurance transactions including the recently completed divestiture of LNC’s reinsurance business); financial markets (e.g., interest rates and securities markets); competitors and competing products and services; LNC’s ability to operate its businesses in a relatively normal manner; legislation (e.g., corporate, individual, estate and product taxation); the price of LNC’s stock; accounting principles generally accepted in the United States; regulations (e.g., insurance and securities regulations); and debt and claims paying ratings issued by nationally recognized statistical rating organizations.

Other risks and uncertainties include: the risk that significant accounting, fraud or corporate governance issues may adversely affect the value of certain investments; whether necessary regulatory approvals are obtained (e.g., insurance department, Hart-Scott-Rodino, etc.) and, if obtained, whether they are obtained on a timely basis; whether proceeds from divestitures of legal entities and blocks of business can be used as planned; litigation, arbitration and other actions (e.g., a) adverse decisions in significant actions including, but not limited to extra contractual and class action damage cases, b) new decisions which change the law, c) unexpected trial court rulings, d) unavailability of witnesses and e) newly discovered evidence); acts of God (e.g., hurricanes, earthquakes and storms); whether there will be any significant charges or benefits resulting from the contingencies described in the footnotes to LNC’s consolidated financial statements; acts of terrorism or war; the stability of governments in countries in which LNC does business; and other insurance risks (e.g., policyholder mortality and morbidity).

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

The discussion that follows focuses on the results of operations for the nine months ended September 30, 2002 compared to the results for the nine months ended September 30, 2001. The factors affecting the current quarter to prior quarter comparisons are essentially the same as the year-to-date factors except as noted. Please note that all amounts stated in this “Management’s Discussion and Analysis” are on an after-tax basis except where specifically noted as pre-tax.

Within the discussion of the results of operations, reference is made to “Income from Operations.” This alternative measure of earnings is defined as “Net income less realized gain (loss) on sale of investments, derivatives and associated items, gain (loss) on sale of subsidiaries, restructuring charges and cumulative effect of accounting changes, all net of taxes.” Income from operations also excludes the recognition of gains and losses related to changes in certain reserves and the related changes to the deferred gain amortization under indemnity reinsurance resulting from developments after the sale in the reinsurance business sold through indemnity reinsurance.

RESULTS OF CONSOLIDATED OPERATIONS

Summary Financial Results

	Nine Months Ended		Three Months Ended
	September 30		September 30
(in millions)	2002	2001	2002	2001

Operating Revenue (1)	$3,634.9	$4,982.9	$1,179.1	$1,646.9

Expenses (including taxes) (2)	3,272.6	4,493.0	1,106.1	1,503.7

Income from Operations	362.3	489.9	73.0	143.2

Reserve Increase on Business Sold Through Reinsurance (after-tax)	(190.8)	—	($176.4)	—

Realized Loss on Investments and Derivative Instruments (after-tax)	(143.4)	(48.8)	(23.4)	(24.1)

Restructuring Charges (after-tax)	0.3	(4.5)	1.3	—

Income before Cumulative Effect of Accounting Change	28.4	436.6	(125.5)	119.1

Cumulative Effect of Accounting Change (after-tax)	—	(15.6)	—	—

Net Income	$28.4	$421.0	($125.5)	$119.1

Goodwill Amortization (after-tax)	$—	$32.6	$—	$10.9

(1)	Operating revenue excludes realized gain/(loss) on investments and changes to the amortization of deferred gain resulting from developments after the sale in the reinsurance business sold through indemnity reinsurance.

(2)	Expenses exclude restructuring charges and changes to expenses resulting from developments after the sale in the reinsurance business sold through indemnity reinsurance.

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

Effective January 1, 2002, LNC adopted FAS 142. Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized, but are subject to impairment tests conducted at least annually. Thus, LNC’s results for the nine months ended September 30, 2002 and three months ended September 30, 2002 do not include goodwill amortization, whereas the prior year results do include goodwill amortization. The discussion below and on the pages that follow related to the results from operations for each segment will compare the results for the nine months ended September 30, 2002 and three months ended September 30, 2002 to the results for the same periods in 2001 excluding goodwill amortization.

Net income for the first nine months of 2002 and the third quarter of 2002 decreased by $425.2 million and $255.5 million, or 94% and 197%, respectively, compared to net income excluding goodwill amortization for the same periods in 2001. Income from operations for the first nine months of 2002 and the third quarter of 2002 decreased by $160.2 million and $81.1 million, or 31% and 53%, respectively, compared to income from operations excluding goodwill amortization for the same periods in 2001. The decrease in net income was the result of a decrease in income from operations which is described below, an increase in realized losses on investments of $94.6 million for the nine month period and a decrease of $0.7 million for the third quarter and charges of $14.4 million recorded in the second quarter of 2002 and $175.5 million recorded in the third quarter 2002 related to a charges required by FAS 113 on increases in reserves for the business sold through indemnity reinsurance to Swiss Re. As a result of the charge and its effect on the deferred gain, a cumulative “catch-up” adjustment of $6.1 million to the deferred gain amortization was recognized in the third quarter 2002. As a result of the settlement with Swiss Re on disputed matters and its effect on the deferred gain, a cumulative “catch-up” reduction in the amortization of the deferred gain of $7.0 was also recorded in the third quarter 2002. The realized losses on investments were largely due to the sale and write-down of investments in Worldcom (in the second quarter 2002), as well as other telecommunication issuers and collateralized debt obligations (“CDO”) throughout the nine months ended September 30, 2002. CDOs that are principally backed by high-yield investments have experienced continued credit deterioration compounded by cumulative losses and declining liquidity. Other factors that impacted the change in net income between periods are included in the following discussion of the decrease in income from operations between periods. The decrease in income from operations excluding goodwill amortization for the first nine months of 2002 was primarily due to the impact of the poor performance of the equity markets and its negative impact on each of the business segments.

Consolidated operating revenue for the first nine months of 2002 decreased $1,348.0 million (pre-tax) or 27% compared to the same period in 2001 largely because the prior year period included operating revenue of $1,433.8 million (pre-tax) in the former Reinsurance segment, whereas operating revenue for the first nine months of 2002 only included the operating revenue associated with the amortization of the deferred gain on indemnity reinsurance of $68.3 million (pre-tax) and the net investment income earned of $27.5 million (pre-tax) on the proceeds of the sale of the reinsurance business to Swiss Re. In addition, Lincoln Retirement and Lincoln UK experienced decreased fee income due to the negative impact that 2001 and year-to-date 2002 equity market declines had on average variable annuity (Retirement) and unit-linked account values (Lincoln UK). The Investment Management segment had decreased investment advisory fees and other revenue and fees as a result of lower assets under management in the first nine months of 2002 compared to the first nine months of 2001. The decrease in assets under management was a result of the declining equity markets.

Consolidated expenses (excluding goodwill amortization, restructuring charges, reserve increase on business sold through reinsurance and federal income taxes) decreased by $1,405.4 million or 33% largely due to the sale of LNC’s reinsurance business to Swiss Re in the fourth quarter of 2001. Expenses in the former Reinsurance segment, excluding goodwill amortization, were $1,284.4 million in the first nine months of 2001. Expenses were negatively affected by the decline in the equity markets which resulted in negative unlocking of deferred acquisition costs (“DAC”) and present value of in-force (“PVIF”) in the Lincoln Retirement, Life Insurance and Lincoln UK business segments, increased reserves and payments for guaranteed minimum death benefits and decreased tax benefits for the dividends received deduction in the Lincoln Retirement segment. For further discussion of the results of operations see the discussion of the results of operations by segment.

LNC’s domestic consolidated product deposits and net cash flows were as follows:

	Nine Months Ended		Three Months Ended
	September 30		September 30
(in billions)	2002	2001	2002	2001

Deposits (1):

Lincoln Retirement Segment	$5.1	$4.4	$1.7	$1.6

Life Insurance Segment	1.5	1.3	0.5	0.4

Investment Management Segment (including both Retail and Institutional deposits)	7.9	6.1	2.5	1.7

Consolidating Adjustments (2)	(1.2)	(0.8)	(0.4)	(0.3)

Total Deposits	$13.3	$11.0	$4.3	$3.4

Net Cash Flows (1):

Lincoln Retirement Segment	$0.4	$(0.5)	$0.1	$0.3

Life Insurance Segment	0.9	0.8	0.3	0.2

Investment Management Segment (including both Retail and Institutional net cash flows)	1.8	(0.4)	0.3	(0.3)

Consolidating Adjustments (2)	(0.2)	(0.2)	(0.1)	(0.1)

Total Net Cash Flows	$2.9	$(0.3)	$0.6	$0.1

(1)	For additional detail of deposit and net cash flow information see the discussion of the Results of Operations by Segment starting on page 38.

(2)	Consolidating adjustments represent the elimination of deposits and net cash flows on products affecting more than one segment.

Updated Guidance for Estimated Effect of Equity Market Volatility on Income from Operations

In a Form 8-K filed with the SEC on August 1, 2002, LNC provided enhanced guidance on the effect of equity market volatility on income from operations. The following disclosure is an update to that guidance. In light of the increased volatility of recent equity markets, LNC has decided to provide expanded information concerning how changes in equity markets might be expected to affect its operating earnings. As will be explained in greater detail below, the effects on LNC’s operating results of significant volatility in equity markets are complex and are not expected to be proportional for market increases and market decreases. This non-proportionality results from a variety of factors. For instance, the existence of product attributes such as the guaranteed minimum death benefit (“GMDB”) features of some variable annuities can create a more pronounced effect in declining equity markets than in rising markets.

Another instance of disproportionate effects for equity market declines, versus equity market increases, is the retrospective recalculation of the cumulative amortization of Deferred Acquisition Costs (“DAC unlocking”). As an example, a decline in equity markets of 15% can be expected to produce a more significant DAC unlocking effect than would a 15% increase in equity markets. In part, this is explained by the simple fact that for a declining market to fully recover and regain longer-term expected performance, a larger proportionate increase in market levels is required. For the markets to recover from the 15% decline in the above example, markets would need to rise by 17.6%. While these differing effects are less pronounced with less significant changes in equity markets, the effects become increasingly pronounced when changes in equity markets becomes more extreme.

To provide increased information regarding the potential impact of recent equity market volatility, LNC is providing specific information concerning the immediate and the ongoing effect of the third quarter 2002 equity markets decline on operating earnings. Following that discussion, additional information is provided concerning the estimated effects of further changes in equity markets.

In measuring the effects of changes in equity markets on its Retirement segment, LNC uses the S&P 500 index. LNC has generally found that the S&P 500 index is reasonably correlated to the effect of overall equity markets performance on this segment’s account values. The S&P 500 declined 13.7% in the second quarter and 17.6% in the third quarter on an actual basis and 5.65% in the second quarter and 16.2% in the third quarter on a daily average basis. Because LNC’s fee income earned on its variable annuity business is determined daily, the change in the S&P 500 on a daily average basis provides a reasonable indication of the impact of equity markets performance on the Retirement segment’s fee income. However, the end of period account values are used for computing DAC unlocking and for incurred GMDB costs; accordingly, the end of period change in the S&P 500 is used in measuring the estimated market impact of DAC unlocking and for the impact associated with incurred GMDB costs.

When compared to LNC’s long-term assumption of a 9% positive annual equity market return, LNC determined that the equity market decline adversely affected second quarter and third quarter income from operations of the Retirement segment by $26.7 million and $52.8 million, respectively. The decreases in operating income includes $22.8 million in the second quarter and $47.2 million in the third quarter due to the combination of DAC unlocking and incurred GMDB costs which will affect only the respective quarter’s results. The other $3.9 million decrease in second quarter operating income is made up of $1.7 million in reduced fee income and $2.2 million of reduced separate account dividend received deduction tax benefits (“DRD”), both of which may continue to have ongoing effects in subsequent quarters, unless markets recover. The other $5.6 million decrease in third quarter operating income is a result of reduced fee income. The reduced tax benefit reported in the second quarter is disproportionate relative to the change in fee income due to the fact that the tax calculation is based upon projected effects on taxes for the full year under GAAP reporting of taxes for interim periods. There was no additional affect on the tax benefit in the third quarter.

As noted above, LNC’s fee income earned on its variable annuity business is determined daily, so the change in the S&P 500 on a daily average basis provides a reasonable indication of the annualized impact of equity markets performance on the Retirement segment’s fee income. LNC estimates that the ongoing effects of the third quarter market change will reduce quarterly operating earnings by $9.4 million, which is a $3.8 million further reduction in operating earnings relative to the actual decline of $5.6 million in the third quarter.

Measuring the estimated annualized effects of quarterly market changes on the Retirement segment’s fee income is relatively straightforward. However, the actual effect of market changes in the current quarter of a market change and in the immediately following quarter will not be equal to a pro-rata 25% of the estimated annualized effect of the market change. This is due to the fact that the actual change in fee income in the immediate quarter during which the market changes is measured by the change in actual variable account values from the beginning of the quarter compared to the average balance of variable account values for the quarter. The change in fee income due to the change from average account values to ending account values does not occur in the immediate quarter of the market change; rather, that change in fee income will occur in the quarter following the market change. The dynamics of these calculations complicates the determination of the quarterly effects of market changes on the Retirement segment’s fee income for the immediate quarter and for the following quarter. Calculations illustrating the quarterly computations of the effect of market changes on fee income are detailed in the examples presented below.

LNC also uses the S&P 500 index when describing the general effects of changes in equity markets for the Life Insurance segment. During the second and third quarters of 2002, the impact of the decline in equity markets was $1.4 million and $1.8 million, respectively, due primarily to DAC unlocking.

Additional market indices are used in measuring the effects of the market on the operating results of LNC’s Investment Management segment. All of the relevant equity market indices (S&P, NASDAQ and MSCI EAFE) declined during the second quarter, ranging from a 20.7% NASDAQ decline to a 2% decline in the MSCI EAFE index. The third quarter declines were a 19.9% decline in the NASDAQ and a 19.7% decline in the MSCI EAFE index. LNC determined that the effect of these market declines was a decrease in second quarter and third quarter 2002 operating earnings for the Investment Management segment of $1.4 million and $3.5 million, respectively. The ongoing effects of the second quarter equity markets decline is expected to be $1.9 million, for a decrease in operating income of $0.5 million in subsequent quarters relative to the second quarter. In addition, the ongoing effects of the third quarter equity markets decline is expected to be $5.2 million, for a decrease in operating income of $1.7 million in subsequent quarters relative to the third quarter. In addition, see the footnote to the tables on pages 33 and 34 regarding the estimated potential impact on operating income from an impairment of the deferred commission asset in the Investment Management segment.

For the Lincoln UK segment, the FTSE 100 index provides a reasonable measure for approximating the effect of equity markets performance on operating earnings. During the second quarter of 2002, the FTSE 100 declined by 11.7%, which had an adverse impact of $8.9 million on income from operations in the quarter. During the third quarter the FTSE declined by 20.1%, which had a negative impact of $15.7 million on income from operations in the third quarter. The primary items adversely affecting operating earnings were the present value of inforce business (PVIF) and DAC unlocking that occurred as a result of actual equity markets performance being significantly worse than the assumed long-term rate of return. Going forward, quarterly operating earnings for Lincoln UK are expected to show a small improvement, $0.6 million, due to the ongoing effects of the second and third quarter equity markets decline, for an improvement of $0.3 million relative to third quarter operating earnings.

The following discussion concerning the estimated effects of ongoing equity market volatility on LNC’s operating income is intended to be illustrative. Actual effects may vary depending on a variety of factors, many of which are outside of LNC’s control, such as changing customer behaviors that might result in changes in the mix of LNC’s business between variable or fixed annuity contracts, switching between investment alternatives available within variable products, or changes in policy lapsation rates. The relative effects shown in the illustrative scenarios presented below should not be considered to be indicative of the proportional effects on income from operations that more significant changes in equity markets may generate. Such non-proportional effects include those discussed earlier, such as incurred GMDB costs and DAC unlocking.

Since the effects of continued equity market volatility is complex and subject to a variety of estimates and assumptions, such as assumed rates of long-term equity market performance, it is difficult to provide information that can be reliably applied to predict operating earnings effects over a broad range of equity markets performance alternatives. But in an effort to provide some further insight into these matters, LNC has provided below illustrative examples of the effects that equity market volatility might be expected to have on LNC’s income from operations. The underlying assumptions regarding these illustrations are as follows:

1) The first scenario assumes that equity markets remain unchanged from their respective levels at September 30, 2002 through the end of 2002. From that point forward, equity markets resume a long-term upward trend of 9% annually (10% for Lincoln UK).

2) The second scenario assumes that from September 30, 2002 through the end of 2002 equity markets decline by 5%. Market declines during the fourth quarter 2002 are assumed to occur in a pattern that results in the daily average decline equaling 2.5% from the beginning of the quarter. From year-end 2002, equity markets resume a long-term upward trend of 9% annually (10% for Lincoln UK).

As the above assumptions indicate, actual equity market changes that may have occurred since September 30, 2002 are not being considered; the examples that follow are provided to illustrate the effects of a hypothetical change in equity markets from September 30, 2002. The following tables are examples of the estimated effects on income from operations that might be expected for each of these scenarios.

Scenario #1:

No change in equity markets from September 30, 2002 through December 31, 2002. Estimated Effect on 4th Quarter Income from Operations- (Million $):

		Market					Change in
		Effects	Ongoing		Current	Total	Fourth
		Reported in	Effects of		Effects in	Effects in	Quarter
		Third	Market		Fourth	Fourth	Relative
Segment		Quarter	Changes		Quarter	Quarter	to Third
Retirement	Fees Q1 Effect	$1.0	$1.0	*		$1.0	$0.0

	Fees Q2 Effect	$(7.2)	$(7.2)	*		$(7.2)	$0.0

	Fees Q3 Effect	$(5.6)	$(9.4)	*		$(9.4)	$(3.8)

	Total Fee Income	$(11.8)	$(15.6)	*	$0.0	$(15.6)	$(3.8)

	Other	$0.0	$(2.2)		$0.0	$(2.2)	$(2.2)

	GMDB	$(35.6)	$0.0		$(9.2)	$(9.2)	$26.4

	DAC	$(11.6)	$0.0		$0.0	$0.0	$11.6

Retirement	Total Effect	$(59.0)	$(17.8)		$(9.2)	$(27.0)	$32.0

Life Insurance	Total Effect	$(1.8)	$0.0		$(0.1)	$(0.1)	$1.7

Investment Management	Total Effect	$(3.5)	$(5.2)		$0.0	$(5.2)	$(1.7)

Lincoln UK	Fee Income	$(0.9)	$(1.8)		$0.0	$(1.8)	$(0.9)

	DAC/PVIF	$(14.8)	$0.6		$(1.8)	$(1.2)	$13.6

Lincoln UK	Total Effect	$(15.7)	$(1.2)		$(1.8)	$(3.0)	$12.7

LNC Total	Total Effect	$(80.0)	$(24.2)		$(11.1)	$(35.3)	$44.7

*	Differences exist in the market change effect on fee income for the current quarter, as compared to the ongoing quarterly effect, because the change in fee income in the immediate quarter is determined by the change in beginning variable account balances to average variable account balances for the current quarter. The change in fee income in the next subsequent quarter is determined by the change in average account values to ending variable account values that occurred due to the market changing in the preceding quarter. However, in all following quarters, the ongoing effect of changes in the market occurring in the current quarter will be determined by the difference in beginning of quarter to end of quarter variable account balances.

To complete the discussion of the above scenario, assume that there are no other changes in 4th quarter operating income other than the equity markets effect. In that case, LNC’s income from operations would increase by $44.7 million, as indicated above, from $73.0 million in the third quarter to $117.7 million in the fourth quarter.

Scenario #2:

5% decline in equity markets from September 30, 2002 in the 4th quarter of 2002. This illustration excludes the impairment of the deferred dealer commission asset held within the Investment Management Segment which would occur in the event of a 5% decline in equity markets from September 30, 2002.

Estimated Effect on 4th Quarter Income from Operations- (Million $):

		Market				Change in
		Effects	Ongoing	Current	Total	Fourth
		Reported	Effects of	Effects in	Effects in	Quarter
		in Third	Market	Fourth	Fourth	Relative
Segment		Quarter	Changes	Quarter	Quarter	to Third

Retirement	Fees Q1 Effect	$1.0	$1.0		$1.0	$0.0

	Fees Q2 Effect	$(7.2)	$(7.2)		$(7.2)	$0.0

	Fees Q3 Effect	$(5.6)	$(9.4)		$(9.4)	$(3.8)

	Fees Q4 Effect			$(1.2)	$(1.2)	$(1.2)

	Total Fee Income	$(11.8)	$(15.6)	$(1.2)	$(16.8)	$(5.0)

	Other	$0.0	$(2.2)	$(0.9)	$(3.1)	$(3.1)

	GMDB	$(35.6)	$0.0	$(20.7)	$(20.7)	$14.9

	DAC	$(11.6)	$0.0	$(5.1)	$(5.1)	$6.5

Retirement	Total Effect	$(59.0)	$(17.8)	$(27.9)	$(45.7)	$13.3

Life Insurance	Total Effect	$(1.8)	$0.0	$(0.6)	$(0.6)	$1.2

Investment Management *	Total Effect	$(3.5)	$(5.2)	$(0.8)*	$(6.0)*	$(2.5)*

Lincoln UK	Fee Income	$(0.9)	$(1.8)	$(0.1)	$(1.9)	$(1.0)

	DAC/PVIF	$(14.8)	$0.6	$(5.3)	$(4.7)	$10.1

Lincoln UK	Total Effect	$(15.7)	$(1.2)	$(5.4)	$(6.6)	$9.1

LNC Total	Total Effect	$(80.0)	$(24.2)	$(34.7)	$(58.9)	$21.1

* The above table excludes the impact on operating income from an impairment of the deferred dealer commission asset within the Investment Management Segment, which, in the event of a 5% decline in equity markets from September 30, 2002 levels could range from a loss of $9.7 million to $14.4 million after-tax with the application of using assumed discount rates ranging between 10 to 18% for purposes of measuring the fair value of the deferred dealer commission asset. See the Investment Management Segment results of operations in management discussion and analysis on page 44 for further discussion of this matter.

To complete the discussion of the above scenario, assume that there are no other changes in 4th quarter operating income other than the equity markets effect. In that case, LNC’s income from operations would increase by $21.1 million, as indicated above, from $73.0 million in the third quarter to $94.1 million in the fourth quarter.

The above examples are based upon the estimated annual effect on operating income for each one-percentage point change in relevant equity market indices. Taking one-fourth of this annual estimate will generate the expected effect of the equity market change on quarterly operating income, with the exception of DAC unlocking and GMDB incurred cost calculations where the effect is fully reflected in one quarter. The estimated annual effect in millions of dollars per one-percentage change and the changes in each of the relevant market indices used in the above examples, are listed in the following table.

Segment and
Operating Income			5% 4th	5% 1st 2003 Quarter
Effect	Relevant Measure	No Change in Market	Quarter Decline	Decline

Retirement – Fee Income	Ave Daily Change in S&P 500	$1.9 M x 0.0	$1.9 M x (2.5)	$1.8 M x (2.5)

Retirement – Other Items	Actual Change in S&P 500 vs. Expected	$0.5 M x 0.0	$0.5 M x (7.25)	$0.5 M x (7.25)

Retirement – GMDB Incurred Costs	Actual Change in S&P 500 vs. Expected	($9.2M)	($9.2M)+($2.3 M x (5.0))	($9.2M) + ($2.5 M x (5.00))

Retirement – DAC	Actual Change in S&P 500 vs. Expected	$0.0 M x 0.0	$0.7 M x (7.25)	$0.7 M x (7.25)

Life Insurance – DAC	Actual Change in S&P 500 vs. Expected	$0.04 M x (2.25)	$0.08 M x (7.25)	$0.08 M x (7.25)

Investment Management – Total*	Blend of Market Indices	$0.6 M x 0.0	$0.6 M x (5.0)*	$0.6 M x (5.0)

Lincoln UK – Fee Income	Ave Daily Change in FTSE 100	$0.2 M x 0.0	$0.2 M x (2.5)	$0.2 M x (2.5)

Lincoln UK – DAC/PVIF	Actual Change in FTSE 100 vs. Expected Change	$0.7 M x (2.5)	$0.7 M x (7.5)	$0.7 M x (7.5)

* The above table excludes the impact on operating income from an impairment of the deferred dealer commission asset within the Investment Management Segment, which, in the event of a 5% decline in equity markets from September 30, 2002 levels could range from a loss of $9.7 million to $14.4 million after-tax with the application of using assumed discount rates ranging between 10 to 18% for purposes of measuring the fair value of the deferred dealer commission asset. See the Investment Management Segment results of operations in management discussion and analysis on page 44 for further discussion of this matter.

As the above table indicates, the annual effect of a one percent change in equity markets varies depending upon the severity of the change. Presented below are estimated one million dollar effects upon annual operating income for various market changes that are currently used by LNC in modeling the Retirement segment. These estimated effects are subject to ongoing modification, as they are particularly sensitive to the mix of business and to the actual level of variable account balances.

The following table provides the annual operating income effect for changes in equity markets for the Retirement Segment:

($ Millions for each 1% Change in Relevant Market Index)

	20% + Decline	11 – 20% Decline	6 – 10% Decline	1 to 5% Decline	No Change	1 to 5% Increase	6 – 10% Increase	11% +

Fee Income	(1.5)	(1.7)	(1.8)	(1.9)	—	1.9	2.0	2.1

Other	(0.5)	(0.5)	(0.5)	(0.5)	—	0.5	0.5	0.5

GMDB	(3.1)	(2.7)	(2.5)	(2.3)	(9.2)	1.5	1.5	1.7

DAC	(1.1)	(0.9)	(0.7)	(0.7)	—	—	0.3	0.4

The estimated annual operating income effects indicated in the table above are applicable for the fourth quarter 2002 in selecting the appropriate factor to use, the cumulative change in markets from September 30, 2002 needs to be considered. For example, assume an estimate is being computed for the annual effect on Retirement fee income due to a 4% decline in the markets occurring the first quarter of 2003, and that this 4% first quarter market decline follows an 8% decline in the equity markets occurring in the fourth quarter of 2002. In this example, the expected annual effect of a first quarter 2003 market decline of 4% is estimated as: ($1.8*2)+($1.7*2) = ($7.0) million. The effect of fee revenue earned on GMDB is included in the fee income component rather than the GMDB component in the above tables.

For discussion of the impact on operating income from an impairment of the deferred dealer commission asset within the Investment Management segment as a result of future declines in the equity markets refer to page 44.

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

In compliance with the transition provision of FAS 142, LNC completed the first step of the transitional goodwill impairment test during the second quarter of 2002. The valuation techniques used by LNC to estimate the fair value of the group of assets comprising the different reporting units varied based on the characteristics of each reporting unit’s business and operations. A discounted cash flow model was used to assess the goodwill of the reporting units within LNC’s Lincoln Retirement and Lincoln UK segments. A valuation technique combining multiples of revenues, earnings before interest, taxes, depreciation and amortization (“EBITDA”) and assets under management was used to assess the goodwill in LNC’s Investment Management segment. LNC’s Life Insurance segment used four different models; discounted cash flows, pro-rata share of LNC’s market value weighted by the relative adjusted GAAP carrying values (with and without goodwill) of LNC’s reporting units and an estimate of the segment’s market value as a multiple of the Life Insurance reporting unit’s 2001 GAAP earnings. The results of the first steps of the test indicate that LNC does not have impaired goodwill. In accordance with FAS 142, LNC has chosen October 1, 2002 as its annual review date. As such, LNC will perform another valuation review during the fourth quarter of 2002.

As a result of the application of the non-amortization provisions of the new standards, LNC had an increase in net income of $31.3 million ($0.17 per common share on a fully diluted basis) in the first nine months of 2002, $10.4 million ($0.06 per common share on a fully diluted basis) in the third quarter of 2002 and is expecting an increase in net income of $41.7 million ($0.22 per common share based on the average diluted shares for the nine months ended September 30, 2002) for the full year of 2002.

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

Accounting for Costs Associated with Exit or Disposal Activities. In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“FAS 146”), which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Action (including Certain Costs Incurred in a Restructuring)” (“Issue 94-3”). The principal difference between FAS 146 and Issue 94-3 is that FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than at the date of an entity’s commitment to an exit plan. FAS 146 is effective for exit or disposal activities after December 31, 2002. Adoption of FAS 146 by LNC will result in a change in timing of when a liability is recognized if LNC has restructuring activities after December 31, 2002.

Restructuring Charges

For an update on the status of restructuring plans implemented in 1998, 1999, 2000, 2001 and 2002 refer to Note 11 to the September 30, 2002 unaudited consolidated financial statements.

Acquisition and Divestitures

On August 30, 2002, LNC acquired The Administrative Management Group, Inc. (“AMG”), an employee benefits record keeping firm for $21.3 million in cash. Contingent payments up to an additional $14 million will be paid over a period of 4 years (2003-2006) if certain criteria are met. Any such contingent payments will be expensed as incurred. AMG, a strategic partner of LNC’s Retirement segment for several years, provides record keeping services for the Lincoln Alliance Program along with approximately 400 other clients nationwide. As of September 30, 2002, the application of purchase accounting to this acquisition resulted in goodwill of $19.9 million.

On December 7, 2001, Swiss Re acquired LNC’s reinsurance operation for $2.0 billion. In addition, LNC retained the capital supporting the reinsurance operation. After giving affect to the increased levels of capital needed within the Life Insurance and Lincoln Retirement segments that result from the change in the ongoing mix of business under LNC’s internal capital allocation models, the disposition of LNC’s reinsurance operation has freed-up approximately $100 million of retained capital. The transaction structure involved a series of indemnity reinsurance transactions combined with the sale of certain stock companies that comprised LNC’s reinsurance operation. An immediate gain of $15.0 million after-tax was recognized on the sale of the stock companies.

Under the indemnity reinsurance agreements, Swiss Re reinsured certain liabilities and obligations of LNC. Because LNC is not is relieved of its legal liability to the ceding companies, in accordance with Statement of Financial Accounting Standards No. 113, “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts” (“FAS 113”), the liabilities and obligations associated with the reinsured contracts remain on the consolidated balance sheets of LNC with a corresponding reinsurance receivable from Swiss Re.

A gain of $723.1 million ($1.1 billion pre-tax) relating to the indemnity reinsurance agreements was reported at the time of closing. This gain was recorded as a deferred gain on LNC’s consolidated balance sheet in accordance with the requirements of FAS 113 and is being amortized into earnings at the rate that earnings on the reinsured business are expected to emerge, over a period of seven to 15 years on a declining basis. During December 2001 and the nine months ended September 30, 2002, LNC recognized in Other Operations $5.0 million ($7.9 million pre-tax) and $43.1 million ($66.2 million pre-tax), respectively, of deferred gain amortization. In addition, in December 2001, LNC recognized $7.9 million ($12.5 million pre-tax) of accelerated deferred gain amortization relating to the fact that certain Canadian indemnity reinsurance contracts were novated after the sale, but prior to December 31, 2001. During the first quarter of 2002, LNC recognized an additional $1.3 million ($2.1 million pre-tax) of accelerated deferred gain amortization on novated Canadian reinsurance business.

During the second quarter of 2002, LNC determined that certain reserves for disability income business sold to Swiss Re should be adjusted. Under FAS 113, LNC recorded an increase in reserves of $22.2 million pre-tax ($14.4 million after-tax) in net income in the current period. A corresponding increase in the reinsurance recoverable from Swiss Re has resulted in a $22.2 million pre-tax ($14.4 million after-tax) increase in the amount of deferred gain recorded in connection with the acquisition of LNC’s reinsurance operations by Swiss Re. Also in the second quarter, LNC exercised a contractual right to “put” its interest in a subsidiary company containing LNC’s disability income reinsurance business to Swiss Re for $10 million. The $10 million sale price was approximately equal to LNC’s book basis in the subsidiary.

On October 24, 2002, LNC announced that it was increasing reserves by $270 million pre-tax ($175.5 million after-tax) for Unicover and other personal accident reinsurance business. The increase in reserves was triggered by the Unicover arbitration panel decision of October 9, 2002 and the implications of that decision on Unicover and other personal accident reinsurance business. The terms of the indemnification provisions of the Swiss Re transaction effectively provide that LNC is responsible for ultimately paying $100 million pre-tax ($65 million after-tax) of this reserve increase as the related business runs off the books. The other $170 million pre-tax ($110.5 million after-tax) reserve increase is recoverable by LNC from Swiss Re. As a result, LNC increased its deferred gain by $170 million ($110.5 million after-tax). In addition, LNC recorded $9.4 million pre-tax ($6.1 million after-tax) as a cumulative adjustment increasing deferred gain amortization. As a result of these adjustments, LNC’s third quarter 2002 net income decreased by $260.6 million pre-tax ($169.4 million after-tax).

On October 29, 2002, LNC and Swiss Re announced an agreement settling disputed matters totaling about $770 million pre-tax that had arisen in connection with the final closing balance sheets associated with Swiss Re’s acquisition of LNC’s reinsurance operations. The settlement provides for a payment by LNC of $195 million to Swiss Re. In addition, LNC will pay the $100 million claim liability resulting from the previously announced increase in Unicover and other personal accident reserves. This agreement settles all final closing balance sheet disputes, and also satisfies LNC’s $100 million indemnification obligation with respect to the personal accident business. As a result of this agreement, LNC has no further underwriting risk with respect to the reinsurance business sold and the parties have agreed to drop all pending litigation. In connection with the settlement, LNC recorded a $195 million pre-tax ($126.8 million after-tax) reduction in the deferred gain and a $100 million ($65 million) increase in recoverable from Swiss Re. LNC also recorded a $10.8 million pre-tax ($7.0 million after-tax) cumulative adjustment decreasing deferred gain amortization.

The combined announcements of October 24th and 29th have resulted in the recording of a payable to Swiss Re of $295 million, an increase in personal accident reserves and related reinsurance recoverables from Swiss Re of $270 million, a reduction in deferred gain (net of cumulative amortization adjustments) of $23.6 million, a current tax recoverable of $103.2 million, an increase in deferred tax liability of $8.2 million and a decrease in third quarter net income of $176.4 million after-tax.

Although LNC has no further underwriting risk with respect to the reinsurance business sold, because LNC has not been relieved of it legal liabilities to the underlying ceding companies, with respect to the portion of the business indemnity reinsured by Swiss Re, under FAS 113 the reserves for the underlying reinsurance contracts as well as a corresponding reinsurance recoverable from Swiss Re will continue to be carried on LNC’s balance sheet during the run-off period of the underlying reinsurance business. This is particularly relevant in the case of the exited personal accident and disability income reinsurance lines of business where the underlying reserves are based upon various estimates that are subject to considerable uncertainty. Because of this uncertainty, the reserves carried on LNC’s balance sheet at September 30, 2002 may ultimately prove to be either excessive or deficient. For instance, in the event that future developments indicate that these reserves should be increased, under FAS 113 LNC would record a current period non-cash charge to net income to record the increase in reserves. Because Swiss Re is responsible for paying the underlying claims to the ceding companies, LNC would record a corresponding increase in reinsurance recoverable from Swiss Re and LNC would do so by increasing the deferred gain recognized upon the closing of the indemnity reinsurance transaction with Swiss Re. No cash would be transferred between LNC and Swiss Re as a result of these developments.

However, FAS 113 does not permit LNC to take the full benefit in current earnings for the recording of the increased deferred gain in the period of the change. Rather, LNC would only report a cumulative amortization “catch-up” adjustment to the deferred gain balance as increased earnings recognized in the period of change. Any amount of additional increase to the deferred gain above the cumulative amortization “catch-up” adjustment must continue to be deferred and will be amortized into net income in future periods over the remaining period of expected run-off of the underlying business. Accordingly, even though LNC has no continuing underwriting risk, and no cash would be transferred between LNC and Swiss Re, in the event that future developments indicate LNC’s September 30, 2002 personal accident or disability income reserves are deficient, FAS 113 requires LNC to take an earnings charge in the period of change, with only a partial current benefit for the increased cumulative deferred gain amortization in the period of change. The remaining amount of increased gain would be amortized into earnings over the remaining run-off period of the underlying business.

As disclosed above, LNC received $2 billion from Swiss Re and freed up an additional $0.1 billion of retained capital from the sale of Lincoln Re. Through September 30, 2002, LNC has used approximately $0.55 billion for taxes and deal expenses and approximately $1.0 billion to repurchase stock, reduce debt, and support holding company cash flow needs. LNC anticipates using a portion of the approximately $0.6 billion in remaining proceeds to pay the settlement with Swiss Re. The rest of the proceeds will be dedicated to the ongoing capital needs of the Lincoln National Life Insurance Company.

Effective with the closing of the transaction, the Reinsurance segment’s historical results were moved into “Other Operations.”

RESULTS OF OPERATIONS BY SEGMENT

Lincoln Retirement (1)

Results of Operations	Nine Months Ended		Three Months Ended
	September 30		September 30

(in millions)	2002	2001	2002	2001

Income from Operations	$151.0	$245.5	$22.8	$72.4

Realized Loss on Investments and Derivative Instruments	(98.2)	(21.8)	(28.8)	(13.8)

Restructuring Charge (after-tax)	(1.0)	(1.3)	—	—

Income before Cumulative Effect of Accounting Change	51.8	222.4	(6.0)	58.6

Cumulative Effect of Accounting Changes	—	(7.3)	—	—

Net Income	$51.8	$215.1	$(6.0)	$58.6

Goodwill Amortization (after-tax)	$—	$0.9	$—	$0.3

Average Daily Variable Account Values (in billions)	$32.0	$36.4	$28.0	$34.4

September 30 (in billions)	2002	2001

Account Values

Variable Annuities	$25.9	$30.5

Fixed Annuities	19.6	17.3

Reinsurance Ceded	(1.9)	(1.3)

Total Fixed Annuities	17.7	16.0

Total Account Values	$43.6	$46.5

(1)	Effective March 7, 2002, the Annuities segment became known as Lincoln Retirement.

Net income for the first nine months of 2001 and the third quarter of 2001, excluding goodwill amortization of $0.9 million and $0.3 million, was $216.0 million and $58.9 million, respectively. Net income for the first nine months of 2002 and the third quarter of 2002 was $51.8 million and a loss of $6.0 million, respectively. This was a decrease of $164.2 million or 76% and $64.9 or 110% from the prior year nine month period and third quarter, respectively. Income from operations decreased $95.4 million or 39% in the first nine months of 2002 and decreased $49.9 million or 69% in the third quarter of 2002 compared to the same periods in 2001. The decrease in net income between periods was primarily the result of the decline in the equity markets and an increase in realized losses on investments of $76.4 million and $15.0 million for the first nine months of 2002 and the third quarter of 2002, respectively, resulting from the decline in value and the sale and write-downs of fixed maturity securities, primarily Worldcom (in the second quarter 2002), other telecommunication bonds and collateralized debt obligations. The effects of declining equity markets and other factors that impacted the change in net income between periods are included in the following discussion of income from operations.

The decrease in income from operations between periods, excluding goodwill amortization was driven by the continued decline in the equity markets. During the first nine months and third quarter of 2002 the equity markets experienced a significant decline as the S&P index declined 29.0% since December 31, 2001 and 17.6% since June 30, 2002. The significant decline in the equity markets negatively affected the segment’s earnings through lower fees on lower average variable account values, negative unlocking of deferred acquisition costs (“DAC”) and the present value of in-force intangible (“PVIF”), increase in reserves and benefit payments for guaranteed minimum death benefits (“GMDB”) and decreased tax benefits from separate account dividends received deductions (“DRD”).

Average variable annuity account values decreased $4.4 billion between nine month periods of 2002 and 2001 and $6.4 billion between the respective third quarters causing a reduction in fees and lowering earnings by $20.2 million and $11.0 million, respectively. The decrease in variable annuity account values was caused primarily by the overall decline in the equity markets in 2001 and 2002. The effect of equity market impact on DAC and PVIF unlocking and net changes in amortization decreased earnings by $13.0 million compared to the first nine months of 2001 and reduced earnings by $7.7 million compared to the third quarter of 2001. The current year negative unlocking was due to actual equity market performance lagging the expected market performance used in LNC’s DAC assumptions. Increases in GMDB reserves and benefit payments resulted in a negative variance between the comparative nine-month and three-month periods of $42.3 million and $30.4 million, respectively. In addition, during the second and third quarter of 2002 LNC changed its estimate for the Separate Account Dividends Received Deduction (“DRD”) benefit expected for all of 2002 due to the negative effect of the equity markets during the last year. The change in estimate during 2002 for the DRD resulted in a negative variance of $9.5 million and $3.3 million for the first nine months and three months of 2002 compared to the same periods in 2001, respectively.

Decreased earnings from investment partnerships resulted in negative variances of $20.8 million in the first nine months of 2002 and $11.3 million in the third quarter of 2002 compared to the same periods in 2001. Partially offsetting the negative variances were $10.3 million and $9.0 million in higher investment margins for the first nine months and third quarter of 2002, respectively, compared to the same periods in 2001. (See discussion on investment margins and the interest rate risk due to falling interest rates in Item 3, Quantitative and Qualitative Disclosures About Market Risk on page 59.) In addition, average fixed annuity account values for the first nine months of 2002 and third quarter of 2002 increased by $2.0 billion and $0.8 billion, respectively, compared to the same periods in 2001. This increase resulted in an increase in income of $17.5 million and $6.1 million for the first nine months of 2002 and third quarter of 2002, respectively, compared to the same periods in 2001. The increase in fixed annuity account values was due to the positive net cash flows for fixed annuities that started in the second quarter of 2001 and have continued into 2002, reflecting strong sales of the StepFive®, Lincoln Select and Lincoln ChoicePlusSM Fixed annuity products. (See below for further discussion of net cash flows.) In addition, the changes in crediting rates in the second quarter 2002 contributed to the increased margins. The increase over the first nine months of 2001 sales was reflective of the strong sales of the StepFive and ChoicePlus Fixed Annuities. These strong sales increases could be interrupted if the interest rate environment is such that rates decrease significantly and remain lower. In the event that LNC is not able to achieve spread targets, sales of fixed annuities would be significantly reduced.

As discussed in Management’s Discussion and Analysis of LNC’s annual report on Form 10-K for the year ended December 31, 2001, the amortization of the Lincoln Retirement segment’s deferred acquisition costs is impacted by the change in market value of variable annuity accounts. Because equity market movements have a significant impact on the value of variable annuity accounts and the fees earned on these accounts, estimated future profits increase or decrease with movements in the equity markets. Movements in equity markets also have an impact on reserves and payments for the guaranteed minimum death benefit feature within certain annuity contracts. The Lincoln Retirement segment’s assumption for the long-term annual net growth rate of the equity markets used in the determination of DAC amortization and GMDB benefits is 7% (approximately 9% gross reduced by an average of 2% in mortality and expense charges (“M&E”) and asset management charges). As equity markets do not move in a systematic manner, LNC uses a methodology referred to as “reversion to the mean” to maintain its long-term net growth rate assumption while also giving consideration to the effect of short-term swings in the equity markets. The application of this methodology results in the use of a higher or lower future net equity market growth rate assumption which, together with actual historical net equity growth, is expected to produce a 7% net return over each product’s DAC amortization period.

The use of a reversion to the mean assumption is common within the industry; however, the parameters used in the methodology are subject to judgment and vary within the industry. An important aspect of LNC’s application of the reversion to the mean is the use of caps and floors on the growth rate assumption, which limit the net growth rate assumption to reasonable levels above and below the long-term assumption. It is LNC’s understanding that not all companies use caps and floors in applying the reversion to the mean methodology. Due to the recent downturn in equity market performance, LNC’s current average reversion to the mean net growth rate assumption is approximately 14.5%. The average cap rate used on the net growth rate assumption is 14.6%. The weighted average years remaining over which mean net growth needs to be earned is 8.5 years. At September 30, 2002, $19.2 billion of LNC’s variable annuity account values were using net growth rate assumptions at the cap rate. The percentage net growth rate assumption, cap rate and the years remaining varies depending upon the product. At September 30, 2002, Lincoln Retirement’s DAC asset included $45.0 million attributable to the use of this methodology. The amount attributable to the reversion to the mean represents approximately 5.3% of Lincoln Retirement’s DAC asset at September 30, 2002.

The GMDB reserves are a function of the net amount at risk (“NAR”), mortality, persistency, and incremental death benefit M&E expected to be incurred over the period of time for which the NAR is positive. At any given time period, the NAR is the difference between the potential death benefit payable and the total account balance, with a floor value of zero (when account values exceed the potential death benefit there is no amount at risk). As part of the estimate of future NAR, net equity growth rates which are consistent with those used in the DAC valuation process are utilized. On average, the current net equity growth rate would project to a zero NAR over roughly 2.5 years from the balance sheet date. The use of net equity growth rates that are consistent with those used in the DAC amortization process, (i.e., reversion to the mean) reduces the impact of the equity markets on Lincoln Retirement’s reserves for GMDB by $42.4 million. Projections of account values and NAR followed by computation of the present value of expected NAR death claims using product pricing mortality assumptions less expected GMDB M&E revenue during the period for which the death benefit options are assumed to be in the money are made each valuation date for every variable annuity contract with a GMDB benefit feature. If equity markets return exactly match LNC’s reversion to the mean rate and actual mortality and lapse experience is as assumed, the GAAP reserve plus interest and GMDB M&E revenue would exactly cover the future expected GMDB payments as they arise.

As discussed above, the decline of the equity markets effect on GMDB reserves benefit payments has significant negative impact on Lincoln Retirement’s income. Although there is no method currently prescribed under generally accepted accounting principles for GMDB reserving, LNC uses a method that recognizes that there is an amount at risk that will result in future payments and that over time the equity market growth will reduce the payment stream. This approach is expected to cover future GMDB payment activities. Currently, there are few companies that reserve for the liability caused by the decline in the equity markets with some companies recognizing the cost on a pay as you go basis. At September 30, 2002, LNC’s net amount at risk (“NAR”) was $5.6 billion and the GAAP reserve was $68.6 million. The reserve for statutory accounting was $162.9 million.

At September 30, 2002 LNC had $18.4 billion of variable annuity account value, about 52% of LNC’s total, that is subject to a return of premium type GMDB benefit. LNC’s average variable annuity with a return of premium feature has an average account value of $30,600 and an average remaining premium base of $37,400 resulting in an average NAR of $6,800. The average attained age of these contract holders is just over 50 with less than 10% over age 70. The GAAP GMDB reserve on these accounts is $25.5 million on a total NAR of $2.3 billion.

At September 30, 2002 LNC had $8.4 billion of variable annuity account value, about 24% of LNC’s total, that is subject to a high water mark type GMDB benefit. LNC’s average variable annuity with a high water mark feature has an average account value of $54,800 and average NAR of $22,700. The average attained age of these contract holders is just over 60 with 24% over age 70. The GAAP GMDB reserve on these accounts is $42.8 million on a total NAR of $3.3 billion.

Only $211 million of variable account value, less than 1% of LNC’s total, is subject to roll-up type GMDB benefit. LNC’s average variable annuity with a roll-up feature has an average account value of $87,200 and average NAR of $19,600. The average attained age of these contract holders is just over 62 with 26% over age 70. The GAAP GMDB reserve on these accounts is $0.2 million on a total NAR of $44 million.

At September 30, 2002 LNC had $8.3 billion of LNC’s variable annuity account value, about 23%, that is not subject to any GMDB benefit. These accounts average $44,500 in account value. The average attained age of these contract holders is 58 with 20% over 70.

LNC’s contract holders overall average attained age is just over 53 with only 13% over age 70. LNC average attained ages are lower than industry average (per The Gallup Organization’s 2001 Survey) due to the mix of business that includes significant amounts of qualified and employer sponsored business. LNC’s average non-qualified contract holder’s attained age is 63 with 27% over age 72 compared to the industry average attained age of 65 with 35% over age 72.

The equity markets have under performed LNC’s long-term net growth rate assumption of 7%, such that there are products where the reversion to the mean results in a net growth rate assumption that hits the cap. When this happens, DAC unlocking and increases in GMDB reserves could be more severe due to restricting the reversion to the mean net growth rate assumption to the cap rate. Despite the adverse effects created in the period that such capped rates may apply, LNC views the use of caps within its reversion to the mean net growth rate assumption as important to maintaining the integrity of the reported DAC and GMDB balances.

On August 30, 2002, LNC acquired The Administrative Management Group, Inc. (“AMG”), an employee benefits record keeping firm for $21.3 million in cash. (See Note 10 to the September 30, 2002 unaudited consolidated financial statements.)

Product Cash Flows

The Lincoln Retirement segment’s product cash flows were as follows:

	Nine Months Ended		Three Months Ended
	September 30		September 30

(in billions)	2002	2001	2002	2001

Variable Portion of Annuity Deposits	$2.2	$2.3	$0.6	$0.7

Variable Portion of Annuity Withdrawals	(2.6)	(3.0)	(0.8)	(0.8)

Variable Portion of Annuity Net Flows	(0.4)	(0.7)	(0.2)	(0.1)

Fixed Portion of Variable Annuity Deposits	1.4	1.1	0.5	0.4

Fixed Portion of Variable Annuity Withdrawals	(0.9)	(0.6)	(0.3)	(0.2)

Fixed Portion of Variable Annuity Net Flows	0.5	0.5	0.2	0.2

Fixed Annuity Deposits	1.5	1.0	0.6	0.5

Fixed Annuity Withdrawals	(1.2)	(1.3)	(0.5)	(0.3)

Fixed Annuity Net Flows	0.3	(0.3)	0.1	0.2

Total Annuity Net Flows	$0.4	$(0.5)	$0.1	$0.3

Incremental Deposits (1)	$4.8	$3.9	$1.6	$1.5

(1)	Incremental Deposits represent gross deposits reduced by transfers from other Lincoln annuity products.

In the first nine months of 2002, the Lincoln Retirement segment experienced a continuation of the trend of positive net cash flows that began in the third quarter of 2001. For the first nine months of 2002, total annuity deposits were $5.1 billion and withdrawals were $4.7 billion, resulting in positive net cash flows of $0.4 billion. For the first nine months of 2001, total annuity deposits were $4.4 billion and withdrawals were $4.9 billion, resulting in net cash outflows of $0.5 billion. Overall improvement in flows between periods was nearly $0.9 billion. Gross deposits grew by $650 million or 15% between periods and withdrawals improved by $256 million or 5% between periods. Incremental deposits increased $0.9 billion or 23% for the first nine months of 2002 compared to the same period in 2001.

The improvement in net cash flows in the first nine months of 2002 compared to the first nine months of 2001 is reflective of LNC’s goal of maintaining positive net cash flows by growing deposits and retaining existing accounts. LNC has experienced five consecutive quarters of positive cash flows. This improvement is largely attributable to LNC’s balanced array of products and distribution breadth.

Although American Legacy Variable Annuity gross deposits were down 6% from the first nine months of 2001, its incremental deposits increased 16% over the prior year period. In addition, Lincoln ChoicePlusSM with its multi-manager variable annuity and fixed annuity product lines experienced a $200 million or 33% increase in gross deposits between periods. During the first quarter of 2002, LFD launched Lincoln ChoicePlus in UBS PaineWebber, one of the largest distributors of variable annuity products in the country. Also, during April 2002, LFD launched Lincoln ChoicePlus in Salomon Smith Barney, another key distributor of variable annuity products. While still in the early stages, these introductions should bode well for Lincoln ChoicePlus sales. Sales of the SEI Variable Annuity product line, distributed through SEI, declined 27% between periods. The new B share variable annuity is now being marketed and only recently has LNC started to see some sales improvement. Total fixed annuity gross deposits (excluding the fixed portion of variable annuity gross deposits) were $1.5 billion in the first nine months of 2002, a $0.5 billion or 50% increase over the same period in 2001. The increase over the first nine months of 2001 sales was reflective of the strong sales of the StepFive and ChoicePlus Fixed Annuities.

Currently, 52% of Lincoln Retirement’s account values contain the most conservative type of GMDB which is return of premium. There are two other primary types of GMDB’s in the portfolio, the high-water mark and the 5% step-up. The 5% step-up product accounts for 1/2 of 1 percent of Lincoln Retirement’s account values. LNC is currently reviewing this feature and other guarantees. In the future they may be changed or discontinued.

LNC’s efforts to grow deposits by introducing innovative products that meet the changing needs of its customers and to retain existing accounts through targeted conservation efforts and by offering better replacement alternatives for current customers have yielded positive results. In addition, Lincoln Retirement’s improvement in flows is even more powerful when looking at current industry activity. Aggressive pricing strategies aimed at increasing market share which are prevalent in the marketplace, but counter to LNC’s strategy, include significant commission specials that are 100-200 basis points above LNC’s; aggressive living benefit riders that give the customer the opportunity to transfer market risk to the company at their discretion and could ultimately spell disaster for either client or company; and combination high bonus and high commission products that could promote inappropriate sales behavior. LNC has been able to grow new deposits without employing, to any significant extent, the various aggressive strategies listed above. This progress can be attributed to not only its strong product line-up and distribution breadth, but the implementation of more stringent standards and controls on internal transfers.

Life Insurance

Results of Operations	Nine Months Ended September 30		Three Months Ended September 30

(in millions)	2002	2001	2002	2001

Income from Operations	$208.1	$205.8	$63.4	$70.1

Realized Loss on Investments and Derivative Instruments	(59.4)	(17.1)	(16.3)	(5.4)

Restructuring Charges (after-tax)	—	(2.0)	—	—

Income before Cumulative Effect of Accounting Changes	148.7	186.7	47.1	64.7

Cumulative Effect of Accounting Change	—	(5.5)	—	—

Net Income	$148.7	$181.2	$47.1	$64.7

Goodwill Amortization (after-tax)	$—	$17.8	$—	$5.9

First Year Premiums (by Product):

Universal Life	$318.2	$195.1	$132.9	$67.4

Variable Universal Life	107.5	158.4	26.1	50.1

Whole Life	19.3	15.9	7.7	6.7

Term	24.2	21.8	7.3	8.1

Total Retail	469.2	391.2	174.0	132.4

Corporate Owned Life Insurance (“COLI”)	61.3	33.1	7.8	5.0

Total First Year Premiums	$530.5	$424.3	$181.8	$137.4

September 30 (in billions)	2002	2001

Account Values

Universal Life	$8.0	$7.3

Variable Universal Life	1.6	1.5

Interest-Sensitive Whole Life	2.1	2.1

Total Life Insurance Account Values	$11.7	$10.9

In-Force — Face Amount

Universal Life and Other	$124.1	$119.0

Term Insurance	123.9	108.7

Total In-Force	$248.0	$227.8

Net income for the first nine months of 2001 and the third quarter of 2001, excluding goodwill amortization, was $199.0 million and $70.6 million, respectively. Net income for the first nine months of 2002 and the third quarter of 2002 was $148.7 million and $47.1 million, respectively. This was a decrease of $50.3 million or 25% from the comparative nine-month period in 2001 and a decrease of $23.5 million or 33% from the comparative third quarter of 2001, excluding goodwill amortization in 2001. The decrease in net income between periods was primarily the result of an increase in realized losses on investments of $42.3 million and $10.9 million, respectively, resulting from the write-down of fixed maturity securities, primarily Worldcom (in the second quarter 2002), as well as other telecommunication bonds and collateralized debt obligations throughout the first nine months of 2002. Other significant factors that impacted the change in net income between periods are included in the following discussion of income from operations.

Income from operations decreased $15.5 million or 7% in the first nine months of 2002 and decreased $12.6 million or 17% in third quarter of 2002 compared to the same periods in 2001, excluding goodwill amortization. The decrease in income from operations was due to various factors. Poorer mortality experience (mortality assessments less net death benefits plus negative DAC unlocking) on a relative basis caused a $12.1 million and $3.9 million reduction in earnings in the nine month and three month periods, respectively. Lower investment margins reduced income by $6.4 million and $4.7 million, respectively. (See discussion on investment margins and the interest rate risk due to falling interest rates in Item 3, Quantitative and Qualitative Disclosures About Market Risk on page 59.) In addition, decreased earnings from investment partnerships resulted in negative variances of $6.7 million and $2.5 million in the nine months ended and the third quarter of 2002 compared to the same periods in 2001. The negative performance of the equity markets resulted in negative DAC unlocking of $3.2 million and $1.8 million for the first nine months and third quarter of 2002, respectively, compared to the same periods in 2001. In the 3rd quarter 2002 there was negative prospective DAC unlocking of $1.0 million related to various assumptions. Partially offsetting these negative variances was an increase in earnings of $13.0 million for the nine months and $3.0 million for the third quarter 2002 compared to the same period in 2001 due to growth in the business. Also, there was a positive variance of $2.0 million related to a positive adjustment to federal income taxes in the first nine months on 2002 compared to the same period in 2001.

As measured by life insurance in-force, the Life Insurance segment experienced a 9% increase from September 30, 2001 and has $248 billion of life insurance in-force at September 30, 2002. This increase in life insurance in-force was due to strong sales growth over the last year and continued favorable persistency.

Total sales as measured by first year premiums were up $106.3 million or 25% and retail sales were up $78.0 million or 20% in the first nine months of 2002 compared to the prior year period. In the first nine months of 2002, sales of universal life (“UL”), whole life and term life insurance products improved by 63%, 21% and 11%, respectively. As a result of the volatile equity markets experienced over the last several quarters, there has been a sustained flight to interest-sensitive products from variable universal life insurance (“VUL”). Sales of VUL products were down 32% from the prior year period.

Account values of $11.7 billion at September 30, 2002 increased $0.8 billion or 7% from September 30, 2001. The drivers of this increase were positive cash flows, net of policyholder assessments, of approximately $0.3 billion across all products during the last twelve months, the transfer of the Legacy Life block of business ($0.15 billion) from the Lincoln Retirement segment in the first quarter of 2002 and interest earned on the fixed products. These increases were partially offset by the negative effect of the equity markets on VUL account values.

Investment Management

Results of Operations	Nine Months Ended September 30		Three Months Ended September 30

(in millions)	2002	2001	2002	2001

Total Investment Advisory Fees	$201.4	$213.2	$63.7	$68.0

Income from Operations	18.6	9.6	4.0	3.5

Realized Loss on Investments (after-tax)	(2.6)	(1.7)	(1.2)	(0.6)

Restructuring Charge (after-tax)	0.3	—	0.3	—

Income before Cumulative Effect of Accounting Change	$16.3	$7.9	$3.1	$2.9

Cumulative Effect of Accounting Change (after-tax)	—	(0.1)	—	—

Net Income	$16.3	$7.8	$3.1	$2.9

Goodwill Amortization (after-tax)	$—	$12.2	$—	$4.1

Net income and income from operations for the first nine months of 2001, excluding goodwill amortization of $12.2 million, were $20.0 million and $21.8 million, respectively. Net income for the first nine months of 2002 decreased $3.7 million or 19% compared to net income excluding goodwill amortization for the first nine months of 2001. Income from operations for the first nine months of 2002 decreased $3.2 million or 15% compared to income from operations excluding goodwill amortization for the first nine months of 2001. Net income for the third quarter 2002 decreased by $3.9 million or 56% compared to net income excluding goodwill amortization for the same period in 2001. Income from operations for the third quarter decreased by $3.6 million or 47% compared to income from operations excluding goodwill amortization for the same period in 2001. The decrease in income is primarily a result of declines in the equity markets reducing assets under management and revenues. Offsetting the negative effect of the markets on revenues has been a reduction in operating expenses of $12.8 million between comparative nine month periods. This improvement in expenses is a result of cost containment efforts, the effect of the equity market decline on variable expenses and a $1.5 million reduction in amortization of other intangible assets resulting from certain intangibles being fully amortized in the second quarter of 2001. Additionally, positive net cash flows over the 12 months ended September 30, 2002 has helped to partially offset the effect of the equity markets on assets under management.

Investment Management has a deferred dealer commission asset of approximately $58 million relating to upfront sales commissions paid to brokers for the sale of “Class B” shares of Delaware Investments retail mutual funds. The asset is amortized over the estimated period of time that it is expected to be realized or recovered from future cash flows in the form of asset-based distribution (“12b-1”) fees from the mutual funds or contingent deferred sales charges (“CDSCs”) from shareholders who redeem shares during the CDSC period. The estimate of future cash flows from these sources has been negatively impacted by the continued declines in the equity markets. In accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, should the estimated undiscounted future cash flows relating to an asset become less than the carrying value of the related asset, a recognition of an impairment loss is required based on the excess of the carrying amount of the asset over its fair value. Fair value would be determined using a discounted future cash flow calculation. As of September 30, 2002, the estimated undiscounted future cash flows exceeded the carrying value by a narrow margin. However, continued declines in the equity markets or NAVs of the underlying retail mutual funds may trigger the recognition of a write-down of the deferred dealer commission asset. Based upon a further decline in market value of the underlying retail mutual funds of 1.5% to 10% from the September 30, 2002 levels and the application of a discount rate of 10% to 18%, the estimated write down would range from approximately $9.0 million to $15.2 million. Once an impairment loss is recognized, no write-up is permitted even if there are increases in the NAVs of the underlying retail mutual funds from growth in the equity markets.

Assets Under Management and Cash Flows(1)

The Investment Management segment’s assets under management were as follows:

September 30 (in billions)	2002	2001

Retail — Equity	$13.7	$15.9

Retail — Fixed	7.5	7.2

Total Retail(1)	$21.2	$23.1

Institutional — Equity	14.9	16.3

Institutional — Fixed	7.2	5.6

Total Institutional	$22.1	$21.9

Insurance Assets	$40.4	$37.3

Total Assets Under Management	$83.7	$82.3

The Investment Management segment’s net cash flows were as follows:

	Nine Months Ended		Three Months Ended
	September 30		September 30

(in billions)	2002	2001	2002	2001

Retail:

Equity Sales	$3.1	$2.2	$1.1	$0.6

Equity Redemptions and Transfers	(2.9)	(2.8)	(1.2)	(1.0)

Net Flows (1)	0.2	(0.6)	(0.1)	(0.4)

Fixed Sales	0.9	0.7	0.3	0.2

Fixed Redemptions and Transfers	(0.8)	(0.4)	(0.2)	0.1

Net Flows (1)	0.1	0.3	0.1	0.3

Total Retail Net Flows (1)	$0.3	$(0.3)	$—	$(0.1)

Institutional:

Equity Inflows	$1.9	$2.6	$0.6	$0.9

Equity Withdrawals and Transfers	(1.7)	(2.3)	(0.5)	(0.6)

Net Flows	0.2	0.3	0.1	0.3

Fixed Inflows	2.0	0.6	0.5	—

Fixed Withdrawals and Transfers	(0.7)	(1.0)	(0.3)	(0.5)

Net Flows	1.3	(0.4)	0.2	(0.5)

Total Institutional Net Flows	$1.5	$(0.1)	$0.3	$(0.2)

Total Retail and Institutional Net Flows	$1.8	$(0.4)	$0.3	$(0.3)

(1)	2001 and the first quarter 2002 retail assets under management and net flows have been restated to include assets under administration by the segment. Previously, these assets were excluded as the investments are managed by third parties. The restatement is being made to include in assets under management all assets for which the segment receives asset based revenues as the assets under administration are expected to grow and are expected to have a positive impact on revenues. The restatements increased assets under management by $0.4 billion at September 30, 2001 and $0.6 billion at September 30, 2002. As a result of the restatement, net retail flows increased by $0.1 billion for the first nine months of 2001 and by $0.2 billion for the first nine months of 2002.

The $1.9 billion decrease in end of the period retail assets under management was primarily due to market depreciation over the last 12 months. The $0.2 billion increase in end of period institutional assets under management was primarily the result of positive net cash flows over the last 12 months, offset by the negative effect of the equity market declines over the past 12 months.

Net retail and institutional cash flows showed considerable improvement in the first nine months of 2002 as compared to the first nine months of 2001. Total positive net cash flows for the first nine months of 2002 improved by $2.2 billion over the comparable period in 2001. Institutional cash flows were the key contributor to the overall improvement in flows with positive net cash flows of $1.5 billion in the first nine months of 2002 compared to net cash outflows of $0.1 billion in the first nine months of 2001. On the retail side, overall net flows improved $0.6 billion over the prior year period as sales improved $1.1 billion while retail redemptions increased $0.5 billion. Of the $0.6 billion improvement in positive net retail flows, approximately $0.1 billion related to assets under administration.

Positive investment performance has been a key driver of the improvement in net cash flows. On the institutional side, for the trailing 12 months ended September 30, 2002, 5 of the 8 largest product composites met or outperformed their respective indices and these 5 composites accounted for 74% of institutional assets under management. However, this relative performance is below the results experienced for the trailing 12 months ended June 30, 2002, March 31, 2002 and December 31, 2001, in which 6 of the 8 largest composites outperformed their respective indices. On the retail side, for the trailing 12 months ended September 30, 2002, 19 of the 25 largest retail funds in Delaware Investments Family of Funds(1) performed in the top half of their respective Lipper universes; consistent with the relative performance results for the year ended December 31, 2001. These 19 funds represented 81% of assets under management of the largest 25 retail funds at September 30, 2002. For the nine months ended September 30, 2002, 12 of Delaware’s largest 25 retail funds performed in the top half. These 12 funds represented 52% of assets under management of the largest 25 retail funds. In addition, Delaware had 20 funds labeled Lipper Leaders for “Consistent Return,” 19 funds named Lipper Leaders for “Capital Preservation,” 13 funds labeled Lipper Leaders for “Total Return,” 14 funds labeled Lipper Leaders for “Expense” and 24 funds labeled Lipper Leaders for “Tax Efficiency.”

Retail sales for the third quarter of 2002 were a record for quarterly sales. The growth in retail sales is driven by increased sales of managed account business. A portion of the sales increase in managed accounts was a result of one-time events (i.e., a group departure of investment professionals from one firm and a second firm temporarily closing for new business) affecting key competitors.

In October 2002, the President and CEO of Delaware, Charles E. Haldeman, Jr. announced his resignation and Jude T. Driscoll, Executive Vice-President and Head of Fixed Income for Delaware was named Interim CEO. At this time, it is difficult to determine the impact of the management change. However, LNC believes that a strong team of investment and research professionals exists at Delaware that continues to be committed to a team approach to research, investment management and channel sales. In connection with this management change, the forfeiture of accrued compensation bonus and benefits will result in approximately $4.2 million of operating income to be recognized in the fourth quarter 2002. If a new CEO is hired during the fourth quarter of 2002, the associated costs of hiring may offset a portion of the $4.2 million of operating income.

(1) The Delaware Investments Family of Funds does not include mutual funds managed by Delaware for certain LNC affiliates.

Lincoln UK

Results of Operations	Nine Months Ended September 30		Three Months Ended September 30

(in millions)	2002	2001	2002	2001

Income from Operations	$21.1	$40.7	$—	$10.1

Realized Gain (Loss) on Investments (after-tax)	0.4	5.7	0.8	3.9

Net Income	$21.5	$46.4	$0.8	$14.0

Goodwill Amortization (after-tax)	$—	$0.5	$—	$0.2

September 30 (in billions)	2002	2001

Unit-Linked Assets	$4.8	$5.2

Individual Life Insurance In-Force	$19.8	$21.3

Net income for the first nine months of 2002 and the third quarter of 2002 decreased $25.4 million or 54% and $13.4 million or 96%, respectively, compared to net income, excluding goodwill amortization, for the comparable periods of 2001. Income from operations for the first nine months of 2002 and third quarter of 2002 decreased $20.1 million or 49% and $10.3 million or 100%, respectively, compared to income from operations, excluding goodwill amortization, for the comparable periods of 2001. Earnings decreased between periods due to decline in the equity markets resulting in lower fee income generated on unit-linked accounts and negative net unlocking of DAC and PVIF assets and the liability for deferred front end loads revenue (“DFEL”). There was negative unlocking of $24.2 million in 2002, of which $14.8 million occurred in the third quarter 2002, compared to negative unlocking of $7.4 million and $6.3 million for the comparative periods in 2001. In addition, Lincoln UK had a decrease in operating expenses as a result of the consolidation of the home office operations into the Barnwood office. The consolidation of the home offices was not completed until the second quarter of 2001. Lincoln UK sold the abandoned Uxbridge office in the second quarter of 2002 and recognized a realized gain on the transaction of $5.5 million ($7.9 million pre-tax) which is included in realized gain on investments for the first nine months of 2002. Partially offsetting this gain during the first six months of 2002 were losses on sales of investments which relate to the realignment of the investment portfolio to better match invested assets with the liabilities they support.

In the third quarter 2002, Lincoln UK agreed to outsource its customer service and policy administration function to the Capita Group, Plc. The agreement involved the transfer of approximately 500 employees to Capita. The purpose of the transaction was to reduce the operational risk and variability of future costs associated with administering the business by taking advantage of Capita’s expertise in administering the policies of general insurance companies.

Other Operations

Results of Operations (1)	Nine Months Ended September 30		Three Months Ended September 30

(in millions)	2002	2001	2002	2001

Financial Results by Source

LFA	$(24.8)	$(23.3)	$(8.0)	$(4.2)

LFD	(26.2)	(26.2)	(12.7)	(7.8)

Reinsurance	—	98.1	—	17.2

Amortization of Deferred Gain	44.4	—	14.4	—

LNC Financing	(29.4)	(63.2)	(11.6)	(19.5)

Other Corporate	(0.5)	2.9	0.7	1.4

Income (Loss) from Operations	(36.5)	(11.7)	(17.2)	(12.9)

FAS 113 Loss Recognition on Disposal of Business (after-tax)	(190.8)	—	(176.4)	—

Realized Gain/(Loss) on Investments and Derivative Instruments (after-tax)	16.3	(13.8)	22.0	(8.3)

Restructuring Charges (after-tax)	1.1	(1.2)	1.1	—

Income (Loss) before Cumulative Effect of Accounting Changes	(209.9)	(26.7)	(170.5)	(21.2)

Cumulative Effect of Accounting Change (after-tax)	—	(2.7)	—	—

Net Income (Loss)	$(209.9)	$(29.4)	($170.5)	$(21.2)

Goodwill Amortization (after-tax)	$—	$0.9	$—	$0.4

(1)	The 2001 data was restated from the prior year due to the movement of the former Reinsurance segment into “Other Operations” upon the acquisition of the Reinsurance business by Swiss Re on December 7, 2001. The Amortization of Deferred Gain line represents the amortization of the deferred gain on the indemnity reinsurance portion of the transaction with Swiss Re.

The net loss for the first nine months of 2002 was $181.4 million higher as compared to net income, excluding goodwill amortization, for the first nine months of 2001. The net loss for the quarter ended September 30, 2002 was $149.7 million higher as compared to a net loss, excluding goodwill amortization, for the quarter ended September 30, 2001. The net loss includes charges of $14.4 million recorded in the second quarter of 2002 and $175.5 million recorded in the third quarter 2002 related to charges required by FAS 113 on increases in reserves for the business sold through indemnity reinsurance to Swiss Re. As a result of the charge and its effect on the deferred gain, a cumulative “catch-up” adjustment of $6.1 million to the deferred gain amortization was recognized in the third quarter 2002. As a result of the settlement with Swiss Re on disputed matters and its effect on the deferred gain, a cumulative “catch-up” reduction in the amortization of the deferred gain of $7.0 was also recorded in the third quarter 2002.

The loss from operations for the first nine months of 2002 was $25.7 million higher a compared to income from operations, excluding goodwill amortization, for the first nine months of 2001. The loss from operations for the quarter ended September 30, 2002 was $4.7 million higher as compared to third quarter of 2001, excluding goodwill amortization.

The negative variances in net loss and loss from operations for the first nine months of 2002 and the third quarter of 2002 compared to the same periods in 2001 were primarily attributable to the Reinsurance line. In the first quarter of 2001, the former Reinsurance segment recorded a change in accounting estimate in the individual markets line of business. The segment refined its estimate of due and unpaid premiums on its client-administered individual life reinsurance business and recorded income of $25.5 million ($39.3 million pre-tax). Offsetting the positive impact of the change in estimate of due and unpaid premiums were estimated losses totaling $31.3 million for September 11 recorded in the third quarter of 2001. Excluding the change in estimate, the losses recorded for September 11 and the amortization of goodwill, income from operations for the former Reinsurance segment was $104.8 million in the first nine months of 2001. Income from operations for the third quarter of 2001, excluding the estimated losses recorded for September 11 and amortization of goodwill, was $48.9 million. Reinsurance related earnings in the first nine months of 2002 and third quarter of 2002 totaled $62.3 million and $18.2 million, respectively. Reinsurance related earnings in the first nine months and third quarter of 2002 consisted of amortization of deferred gain on indemnity reinsurance of $44.4 million and $14.4 million, respectively, and investment income on the proceeds of the sale of LNC’s reinsurance business to Swiss Re of $17.9 million and $3.8 million, respectively, included in LNC Financing.

Other Corporate had an increased loss between nine month periods of $3.4 million due primarily to incentive compensation expense true-ups related to 2001 recorded in the first quarter of 2002. In the third quarter 2002, LNC sold its investment in an international marketing company associated with LNC’s former Reinsurance segment. The sale resulted in a pre-tax realized gain of $33.4 million ($21.7 million after-tax).

Partially offsetting the negative variances in the nine months and three months noted above were positive variances of $15.9 million and $4.1 million, respectively, in LNC financing (excluding the investment earnings on the reinsurance sales proceeds noted above.). These positive variances were largely due to reduced long-term debt expense associated with various long-term financing activities that occurred in the second half of 2001 and third quarter of 2002 in which LNC issued $250 million 5.25% senior notes along with the redemption of the $100 million 8.35% Trust Originated Preferred Securities on January 7, 2002 and the maturity of the $100 million 7.625% senior notes on July 15, 2002. In addition, short-term borrowing costs were lower due to lower interest rates and lower daily average borrowings under the commercial paper program in the U.K. Lincoln UK has experienced increased cash flow from operations over the last year which has been used in part to eliminate its outstanding commercial paper balance.

LFA, LNC’s retail distribution arm, had increases in operating losses of $1.5 million and $3.8 million for the nine months and third quarter of 2002 compared to the same periods in 2001. Included in LFA’s operating expenses are the effects of changes in the measurement of LFA’s liability for deferred compensation due to changes in fair value. Due to the declines in the equity markets, the deferred compensation liability has declined, resulting in a reduction in operation expense. This reduction has had a positive effect on LFA’s income by $0.9 million and $0.7 million for the first nine months and third quarter of 2002 compared to the same periods of 2001. However, in the fourth quarter 2001, LNC invested in a variable annuity contract to partially offset the earnings impact of changes in the deferred compensation liability. As the equity markets have continued to fall in 2002, the annuity value has declined resulting in a operating loss of $9.9 million for the first nine months of 2002 and $6.0 million in the third quarter of 2002 compared to income of $7.5 million and $4.7 million, respectively, for the effect of the decrease in LFA’s deferred compensation liability in 2002. Excluding the effect of the annuity and the deferred compensation liability, LFA’s operating loss for the first nine months and third quarter of 2002 would have been $22.4 million and $6.7 million, respectively, an improvement of $6.4 million and $1.5 million over the same periods of 2001. This improvement in operating losses is primarily a result of lower expenses.

LFD, LNC’s wholesaling distribution arm, experienced an increase of $4.9 million in operating losses for the third quarter of 2002 compared to the same period of 2001. This increase was primarily attributable to a decision to expense previously deferred costs of $6.3 million related to specific initiatives to expand life insurance sales. Including the expense noted above, operating losses were flat as compared to the first nine months of 2001. Excluding this expense, LFD’s operating losses improved as a result of increased sales of life insurance, variable and fixed annuity products and managed accounts combined with a reduction in fixed operating costs primarily due to lower expenses following two restructurings that occurred in the second and fourth quarters of 2001 and ongoing disciplined expense management.

CONSOLIDATED INVESTMENTS

September 30 (in billions)	2002	2001

Total Assets Managed	$113.5	$117.5

	Nine Months Ended		Three Months Ended
	September 30		September 30

	2002	2001	2002	2001

Mean Invested Assets (cost basis) (in billions)	$38.53	$37.34	$39.18	$37.69

Adjusted Net Investment Income (pre-tax) (in millions) (1)	$1,951.4	$2,038.0	$648.7	$687.7

Investment Yield (ratio of pre-tax net investment income to mean invested assets)	6.75%	7.28%	6.62%	7.30%

(1)	Includes tax-exempt income.

The total investment portfolio increased $3.3 billion in the first nine months of 2002. This is the result of purchases of investments from cash flow generated by the business segments and an increase in the fair value of securities available-for-sale.

The quality of LNC’s fixed maturity securities portfolio as of September 30, 2002 was as follows:

Treasuries and AAA	20.0%	BBB	33.9%

AA	6.8%	BB	3.9%

A	32.8%	Less than BB	2.6%

As of September 30, 2002 and December 31, 2001, $2.1 billion or 6.5% and $2.4 billion or 8.3%, respectively, of fixed maturity securities were invested in below investment grade securities (less than BBB). This represents 5.3% and 6.5% of the total investment portfolio at September 30, 2002 and December 31, 2001, respectively. The improvement in the quality of the overall fixed maturity portfolio was largely due to a concerted effort by LNC’s investment area to reduce below investment grade holdings by selling securities to keep up with rating agency actions that downgraded securities to below investment grade.

The interest rates available on securities that are classified as below investment grade when purchased are significantly higher than are available on other corporate debt securities. Also, the risk of loss due to default by the borrower is significantly greater with respect to such below investment grade securities because these securities are generally unsecured, often subordinated to other creditors of the issuer and issued by companies that usually have high levels of indebtedness. LNC attempts to minimize the risks associated with these below investment grade securities by limiting the exposure to any one issuer and by closely monitoring the credit worthiness of such issuers. During the nine months ended September 30, 2002, the aggregate cost of such investments purchased was $42.4 million. Aggregate proceeds from such investments sold were $76.7 million, resulting in a net realized pre-tax gain at the time of sale of $6.6 million. This gain does not include the effect on DAC and does not include securities that were purchased at investment grade and subsequently fell below investment grade at or prior to the disposal date.

LNC’s entire fixed maturity and equity securities portfolio is classified as “available-for-sale” and is carried at fair value. Changes in fair value, net of related deferred acquisition costs, amounts required to satisfy policyholder commitments and taxes, are charged or credited directly to shareholders’ equity. Other than temporary changes in fair value are recorded as realized losses in the income statement.

Realized Gain (Loss) on Investments: LNC reported pre-tax net realized losses on investments of $202.8 million for the year ended December 31, 2001, $221.2 million and $75.8 million for the nine months ended September 30, 2002 and 2001, respectively, and $36.8 million and $37.6 million for the quarter ended September 30, 2002 and 2001, respectively. These amounts are prior to the associated amortization of deferred acquisition costs, provision for policyholder commitments, and investment expenses. Included in these amounts are write-downs for impairments and changes in loss provisions totaling $251.8 million for the year ended December 31, 2001, $243.5 million and $126.1 million for the nine months ended September 30, 2002 and 2001, respectively, and $53.2 million and $51.6 million for the quarter ended September 30, 2002 and 2001, respectively. The amount of net realized losses after associated amortization of deferred acquisition costs, provision for policyholder commitments, investment expenses and taxes were $73.6 million for the year ended December 31, 2001, $143.3 million and $48.2 million for the nine months ended September 30, 2002 and 2001, respectively, and $23.4 million and $52.4 million for the quarter ended September 30, 2002 and 2001, respectively. Included in the September 30, 2002 nine month and quarterly amounts was the pre-tax realized gain of $33.4 million ($21.7 million after-tax) from the sale of LNC’s investment in unconsolidated affiliate related to LNC’s former Reinsurance segment. (See further discussion of this investment in the Results of Operations for LNC’s Other Operations.) During the first nine months of 2002, LNC released $0.6 million in reserves on real estate and mortgage loans on real estate compared to reserves released of $1.8 million for the first nine months of 2001. Net write-downs and reserve increases for all investments for the nine months ended September 30, 2002 and 2001 were $249.1 million and $124.3 million, respectively.

Significant circumstances that contributed to realized losses on investments in 2001 included the Enron bankruptcy, the defaults by Kmart and Argentina, as well as rapid declines in credit ratings and deterioration of expected cash flows on various collateralized debt obligation investments. During 2002, further deterioration of ratings and expected cash flows on collateralized debt obligations occurred, in addition to losses on sales and write-downs incurred on WorldCom bonds and other telecommunication debt issuers.

LNC has considered economic factors and circumstances within countries and industries where recent write-downs have occurred in its assessment of the status of securities owned by LNC of similarly situated issuers. While it is possible for realized or unrealized losses on a particular investment to affect other investments, LNC’s risk management has been designed to identify correlation risks and other risks inherent in managing an investment portfolio. Once identified, strategies and procedures are developed to effectively monitor and manage these risks. The areas of risk correlation that LNC’s investment management group pays particular attention to are risks that may be correlated within specific financial and business markets, risks within specific industries and risks associated with related parties.

Write-Downs and Allowance for Losses: Securities available-for-sale, mortgage loans on real estate and real estate that were determined to have declines in fair value that were other than temporary were written down to fair value. The fixed maturity securities to which these write-downs apply were generally of investment grade quality at the time of purchase, but were subsequently down graded by rating agencies to “below-investment grade”. Factors considered by LNC in determining whether declines in the fair value of fixed maturity securities are other temporary include 1) the significance of the decline, 2) LNC’s ability and intent to retain the investment for a sufficient period of time for it to recover, 3) the time period during which there has been a significant decline in value, and 4) fundamental analysis of the liquidity, business prospects and overall financial condition of the issuer. Based upon these factors, securities that have indications of potential impairment are subject to intensive review. Where such analysis results in a conclusion that declines in fair values are other than temporary, the security is written down to fair value. See Note 8, Fair Value of Financial Instruments, in LNC’s 2001 Form 10-K for a general discussion of the methodologies and assumptions used to determine estimated fair values.

Fair values for private securities are estimated by (1) a matrix process that employs discounting expected future cash flows using a current market rate applicable to the coupon rate, credit quality, industry sector and maturity of the investments, (2) third party-supplied prices or secondary market transactions, and (3) applying professional judgment to arrive at fair value based upon prices of public or non-public securities of similarly situated issuers. The fair value for all private securities was $4,537.7 million and $4,554.0 million at December 31, 2001 and September 30, 2002, respectively, representing about 12.5% and 11.6% of total investment assets.

As the discussion above indicates, there are risks and uncertainties associated with determining whether declines in the fair value of investments are other than temporary. These include subsequent significant changes in general overall economic conditions as well as specific business conditions affecting particular issuers, future financial market effects such as interest rate spreads, stability of foreign governments and economies, future ratings agency actions and significant accounting, fraud or corporate governance issues that may adversely affect certain investments. In addition, there are often significant estimates and assumptions required by LNC to estimate the fair values of securities, including projections of expected future cash flows and pricing of private securities. LNC is continuously monitoring developments and updating underlying assumptions and financial models based upon new information. Provided below are additional facts concerning the potential affect upon LNC’s future earnings and financial position should management later conclude that some of the current declines in fair value of securities are other than temporary declines.

Unrealized Gains and Losses: At December 31, 2001 and September 30, 2002, gross unrealized gains on securities available-for-sale were $1,075.4 million and $2,485.0 million, respectively, and gross unrealized losses on securities available-for-sale were $659.6 million and $842.1 million, respectively. At December 31, 2001, gross unrealized gains and losses on fixed maturity securities available-for-sale were $1,005.6 million and $615.9 million, respectively, and gross unrealized gains and losses on equity securities available-for-sale were $69.8 million and $43.7 million, respectively. At September 30, 2002, gross unrealized gains and losses on fixed maturity securities available-for-sale were $2,403.3 million and $783.8 million, respectively, and gross unrealized gains and losses on equity securities available-for-sale were $81.7 million and $58.3 million, respectively. The great majority of these unrealized gains and losses can be attributed to changes in interest rates, which have created temporary price fluctuations. However, within the portfolio of securities with unrealized losses are certain securities that LNC has identified as exhibiting indications that the decline in fair value may be other than a temporary decline in value.

Where detailed analysis by LNC credit analysts and investment portfolio managers leads to the conclusion that a security’s decline in fair value is other than temporary, the security is written down to fair value. In instances where declines are considered temporary, the security will continue to be carefully monitored.

The following information is applicable to unrealized loss securities that were subject to these enhanced analysis and monitoring processes as of the relevant balance sheet date. In viewing this information, it is important to realize that LNC is continuously reviewing and updating the status of its investment portfolios. Accordingly, the information presented below relates to the status of securities that were being monitored at a particular point in time, and may not be indicative of the status of LNC’s investment portfolios subsequent to the balance sheet date. Further, since the timing of the recognition of realized investment gains and losses through the selection of which securities are sold is largely at management’s discretion, it is important to consider the information provided below within the context of the overall unrealized gain or loss position of LNC’s investment portfolios. These are important considerations that should be included in any evaluation of the potential impact of unrealized loss securities upon LNC’s future earnings. LNC had an overall net unrealized gain under FAS 115 of $197.5 million at December 31, 2001 and an overall net unrealized gain under FAS 115 of $817.5 million at September 30, 2002.

For traded and private securities held by LNC at December 31, 2001 that are subject to enhanced analysis and monitoring for potential changes in unrealized loss status, the amortized cost, fair value, unrealized loss and total time period that the security has been in an unrealized loss position are presented in the table below.

(000s omitted)	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss

< 90 days	$67,107	42.7%	$87,006	41.8%	$(19,899)	39.2%

> 90 days but < 180 days	6,618	4.2%	8,706	4.2%	(2,088)	4.1%

> 180 days but < 270 days	13,515	8.6%	18,428	8.9%	(4,913)	9.7%

> 270 days but < 1 year	—	0.0%	—	0.0%	—	0.0%

> 1 year	70,049	44.5%	93,926	45.1%	(23,877)	47.0%

Total	$157,289	100.0%	$208,066	100.0%	$(50,777)	100.0%

For traded and private securities held by LNC at September 30, 2002 that are subject to enhanced analysis and monitoring for potential changes in unrealized loss status, the amortized cost, fair value, unrealized loss and total time period that the security has been in an unrealized loss position are presented in the table below.

(000s omitted)	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss

< 90 days	$23,563	8.8%	$34,777	8.1%	$(11,214)	6.9%

> 90 days but < 180 days	52,747	19.7%	73,678	17.1%	(20,931)	12.8%

> 180 days but < 270 days	24,351	9.1%	40,169	9.3%	(15,818)	9.7%

> 270 days but < 1 year	109,233	40.6%	182,198	42.2%	(72,965)	44.7%

> 1 year	58,430	21.8%	100,663	23.3%	(42,233)	25.9%

Total	$268,324	100.0%	$431,485	100.0%	$(163,161)	100.0%

For total traded and private securities held by LNC at December 31, 2001 that are in unrealized loss status, the amortized cost, fair value, unrealized loss and total time period that the security has been in an unrealized loss position are presented in the table below.

(000s omitted)	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss

< 90 days	$6,411,635	62.5%	$6,596,925	60.5%	$(185,290)	28.1%

> 90 days but < 180 days	709,976	6.9%	789,048	7.2%	(79,072)	12.0%

> 180 days but < 270 days	142,493	1.4%	165,441	1.5%	(22,948)	3.5%

> 270 days but < 1 year	507,417	5.0%	558,307	5.1%	(50,890)	7.7%

> 1 year	2,478,173	24.2%	2,799,543	25.7%	(321,370)	48.7%

Total	$10,249,694	100.0%	$10,909,264	100.0%	$(659,570)	100.0%

For total traded and private securities held by LNC at September 30, 2002 that are in unrealized loss status, the amortized cost, fair value, unrealized loss and total time period that the security has been in an unrealized loss position are presented in the table below.

(000s omitted)	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss

< 90 days	$1,501,349	31.0%	$1,588,173	27.9%	$(86,824)	10.3%

> 90 days but < 180 days	678,564	14.0%	805,684	14.2%	(127,120)	15.1%

> 180 days but < 270 days	429,906	8.9%	542,498	9.5%	(112,592)	13.4%

> 270 days but < 1 year	760,738	15.7%	948,369	16.7%	(187,631)	22.3%

> 1 year	1,471,679	30.4%	1,799,598	31.7%	(327,919)	38.9%

Total	$4,842,236	100.0%	$5,684,322	100.0%	$(842,086)	100.0%

LNC has no material concentrations of issuers or guarantors of fixed maturity and equity securities. The composition by industry categories of securities subject to enhanced analysis and monitoring for potential changes in unrealized loss status, held by LNC at December 31, 2001 is presented in the table below.

(000s omitted)	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss

Textile	$11,531	7.3%	$21,499	10.3%	$(9,968)	19.6%

Electric Power	47,467	30.2%	55,482	26.7%	(8,015)	15.8%

Distributors	36,350	23.1%	43,534	20.9%	(7,184)	14.1%

Wirelines	9,058	5.8%	16,062	7.7%	(7,004)	13.8%

Asset-Backed Securities	16,977	10.8%	23,097	11.1%	(6,120)	12.1%

Industrial	14,664	9.3%	19,748	9.5%	(5,084)	10.0%

Metals and Mining	4,264	2.7%	6,680	3.2%	(2,416)	4.8%

Non-Captive Consumer	6,764	4.3%	8,686	4.2%	(1,922)	3.8%

Utility	2,686	1.7%	4,140	2.0%	(1,454)	2.9%

REITs	3,900	2.5%	5,037	2.4%	(1,137)	2.2%

Basic Industry	3,628	2.3%	4,101	2.0%	(473)	0.9%

Total	$157,289	100.0%	$208,066	100.0%	$(50,777)	100.0%

The composition by industry categories of securities subject to enhanced analysis and monitoring for potential changes in unrealized loss status, held by LNC at September 30, 2002 is presented in the table below.

(000s omitted)	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss

Electric Power	$70,879	26.4%	$157,510	36.5%	$(86,631)	53.1%

Pipelines	31,583	11.8%	47,069	10.9%	(15,486)	9.5%

Technology	8,665	3.2%	22,983	5.3%	(14,318)	8.8%

Pharmaceuticals	14,655	5.5%	28,482	6.6%	(13,827)	8.5%

Oil Field Services	15,962	5.9%	28,385	6.6%	(12,423)	7.6%

Airlines	49,229	18.3%	54,546	12.6%	(5,317)	3.3%

Asset-Backed Securities	43,334	16.1%	48,357	11.2%	(5,023)	3.1%

Wirelines	4,740	1.8%	8,125	1.9%	(3,385)	2.1%

Sovereigns	9,792	3.6%	12,729	3.0%	(2,937)	1.8%

Consumer Non-Cyclical	7,722	2.9%	9,386	2.2%	(1,664)	1.0%

Non-Captive Consumer	1,025	0.4%	2,104	0.5%	(1,079)	0.6%

Textile	7,604	2.8%	8,672	2.0%	(1,068)	0.6%

Other	3,134	1.3%	3,137	0.7%	(3)	0.0%

Total	$268,324	100.00%	$431,485	100.00%	$(163,161)	100.00%

The composition by industry categories of all securities in unrealized loss status, held by LNC at December 31, 2001 is presented in the table below.

		% Fair	Amortized	% Amortized	Unrealized	% Unrealized
(000s omitted)	Fair Value	Value	Cost	Cost	Loss	Loss

Asset-Backed Securities	$966,070	9.4%	$1,065,451	9.8%	$(99,381)	15.1%

Electric Power	997,693	9.7%	1,062,158	9.7%	(64,465)	9.8%

Airlines	366,334	3.6%	417,161	3.8%	(50,827)	7.7%

Automotive	244,003	2.4%	269,613	2.5%	(25,610)	3.9%

Chemicals	223,614	2.2%	247,673	2.3%	(24,059)	3.6%

Banking	568,173	5.5%	590,271	5.4%	(22,098)	3.4%

Pipelines	243,255	2.4%	264,136	2.4%	(20,881)	3.2%

Wirelines	202,401	2.0%	221,842	2.0%	(19,441)	2.9%

P&C	116,502	1.1%	135,819	1.3%	(19,317)	2.9%

Industrial Other	135,387	1.3%	151,800	1.4%	(16,413)	2.5%

Sovereigns	261,942	2.6%	277,802	2.5%	(15,860)	2.4%

Retailers	171,429	1.7%	185,648	1.7%	(14,219)	2.2%

Media Non-Cable	228,365	2.2%	241,429	2.2%	(13,064)	2.0%

Metals and Mining	188,734	1.8%	200,763	1.8%	(12,029)	1.8%

Textile	30,080	0.3%	41,207	0.4%	(11,127)	1.7%

Beverage	36,296	0.4%	47,176	0.4%	(10,880)	1.6%

Distributors	114,546	1.1%	124,603	1.1%	(10,057)	1.5%

Transportation Services	171,275	1.7%	180,689	1.7%	(9,414)	1.4%

Refining	50,584	0.5%	57,535	0.5%	(6,951)	1.1%

Building Materials	88,015	0.9%	94,624	0.9%	(6,609)	1.0%

Entertainment	157,335	1.5%	163,940	1.5%	(6,605)	1.0%

Other	134,073	1.3%	140,578	1.3%	(6,505)	1.0%

Wireless	39,358	0.4%	45,771	0.4%	(6,413)	1.0%

Oil Field Services	161,150	1.6%	167,528	1.5%	(6,378)	1.0%

CMBS	148,716	1.5%	154,382	1.4%	(5,666)	0.9%

Collateralized Mortgage Obligations	288,754	2.8%	294,301	2.7%	(5,547)	0.8%

Media Cable	35,146	0.3%	40,641	0.4%	(5,495)	0.8%

Utility Other	60,861	0.6%	65,911	0.6%	(5,050)	0.8%

REITs	65,097	0.6%	69,977	0.6%	(4,880)	0.7%

Paper	121,372	1.2%	126,050	1.2%	(4,678)	0.7%

Railroads	77,741	0.8%	82,310	0.8%	(4,569)	0.7%

Lodging	37,608	0.4%	42,119	0.4%	(4,511)	0.7%

Non-Callable	97,239	0.9%	101,698	0.9%	(4,459)	0.7%

Technology	68,293	0.7%	72,568	0.7%	(4,275)	0.6%

Integrated	167,765	1.6%	171,595	1.6%	(3,830)	0.6%

Captive	123,778	1.2%	127,400	1.2%	(3,622)	0.5%

Food	177,804	1.7%	181,372	1.7%	(3,568)	0.5%

Conglomerates	138,682	1.4%	142,106	1.3%	(3,424)	0.5%

Financial Other	38,191	0.4%	41,368	0.4%	(3,177)	0.5%

Aerospace/Defense	92,886	0.9%	96,040	0.9%	(3,154)	0.5%

Communications	2,940	0.0%	5,632	0.1%	(2,692)	0.4%

Life	67,926	0.7%	70,284	0.6%	(2,358)	0.4%

FNMA	19,472	0.2%	21,676	0.2%	(2,204)	0.3%

Consumer Cyclical	6,851	0.1%	8,987	0.1%	(2,136)	0.3%

Non-Captive Diversified	24,011	0.2%	26,044	0.2%	(2,033)	0.3%

Yankee Corporates	3,087	0.0%	5,112	0.0%	(2,025)	0.3%

Mortgage	55,786	0.5%	57,686	0.5%	(1,900)	0.3%

Municipal	36,185	0.4%	37,928	0.3%	(1,743)	0.3%

Pharmaceuticals	74,631	0.7%	76,270	0.7%	(1,639)	0.2%

Consumer Products	31,188	0.3%	32,639	0.3%	(1,451)	0.2%

Finance Companies	49,824	0.5%	51,125	0.5%	(1,301)	0.2%

Consumer Cyclical Services	28,550	0.3%	29,654	0.3%	(1,104)	0.2%

Construction Machinery	24,476	0.2%	25,567	0.2%	(1,091)	0.2%

FNMA Conventional 30 Yr	121,842	1.2%	122,842	1.1%	(1,000)	0.2%

Other	1,505,678	14.7%	1,539,057	14.1%	(33,379)	5.0%

Lincoln UK Fixed Maturity Securities	435,104	4.2%	444,278	4.1%	(9,174)	1.4%

Lincoln UK Equity Securities	125,596	1.2%	149,428	1.4%	(23,832)	3.6%

Total	$10,249,694	100.00%	$10,909,264	100.00%	$(659,570)	100.00%

The composition by industry categories of all securities in unrealized loss status, held by LNC at September 30, 2002 is presented in the table below.

		% Fair	Amortized	% Amortized	Unrealized	% Unrealized
(in '000s)	Fair Value	Value	Cost	Cost	Loss	Loss

Electric Power	$537,360	11.1%	$665,624	11.7%	$(128,264)	15.2%

Pipelines	245,984	5.1%	314,244	5.5%	(68,260)	8.1%

Asset-Backed Securities	541,429	11.2%	611,335	10.8%	(69,906)	8.3%

Wirelines	189,267	3.9%	253,680	4.5%	(64,413)	7.6%

Sovereigns	353,415	7.3%	415,470	7.3%	(62,055)	7.4%

Airlines	302,959	6.3%	358,813	6.3%	(55,854)	6.6%

Banking	273,962	5.6%	306,139	5.4%	(32,177)	3.8%

Wireless	111,485	2.3%	136,895	2.4%	(25,410)	3.0%

Media Cable	134,002	2.8%	155,831	2.8%	(21,829)	2.6%

Chemicals	88,793	1.8%	108,139	1.9%	(19,346)	2.3%

Technology	73,250	1.5%	91,008	1.6%	(17,758)	2.1%

Automotive	97,851	2.0%	113,908	2.0%	(16,057)	1.9%

Foreign Agencies	15,268	0.3%	30,350	0.5%	(15,082)	1.8%

P&C	86,539	1.8%	101,389	1.8%	(14,850)	1.8%

Pharmaceuticals	41,587	0.8%	55,560	1.0%	(13,973)	1.7%

Retailers	69,320	1.4%	82,544	1.5%	(13,224)	1.6%

Oil Field Services	18,189	0.4%	30,624	0.5%	(12,435)	1.5%

Industrial Other	38,963	0.8%	50,646	0.9%	(11,683)	1.4%

CMBS	76,166	1.6%	87,742	1.6%	(11,576)	1.4%

Entertainment	80,623	1.7%	91,171	1.6%	(10,548)	1.3%

Paper	48,775	1.0%	58,072	1.0%	(9,297)	1.1%

Food and Beverage	38,466	0.8%	47,117	0.8%	(8,651)	1.0%

Refining	33,267	0.7%	41,322	0.7%	(8,055)	1.0%

Supermarkets	25,549	0.5%	33,138	0.6%	(7,589)	0.9%

Metals and Mining	97,689	2.0%	102,620	1.8%	(4,931)	0.6%

Non-Captive Consumer	46,158	0.9%	50,036	0.9%	(3,878)	0.5%

Transportation Services	27,277	0.6%	31,111	0.5%	(3,834)	0.5%

Utility Other	27,852	0.6%	31,156	0.5%	(3,304)	0.4%

Consumer Cyclical Services	21,417	0.4%	24,548	0.4%	(3,131)	0.4%

Packaging	15,265	0.3%	18,276	0.3%	(3,011)	0.4%

Media Non-cable	46,851	1.0%	49,837	0.9%	(2,986)	0.3%

Integrated	38,853	0.8%	41,777	0.7%	(2,924)	0.3%

Building Materials	32,883	0.7%	35,642	0.6%	(2,759)	0.3%

Textile	14,241	0.3%	16,167	0.3%	(1,926)	0.2%

Railroads	21,108	0.4%	22,980	0.4%	(1,872)	0.2%

Mortgage	52,539	1.1%	54,296	1.0%	(1,757)	0.2%

Consumer Non-Cyclical	7,722	0.2%	9,386	0.2%	(1,664)	0.2%

Diversified Manufacturing	17,765	0.4%	19,338	0.3%	(1,573)	0.2%

Distributors	13,689	0.3%	15,134	0.3%	(1,445)	0.2%

Consumer Cyclical	6,184	0.1%	7,303	0.1%	(1,119)	0.1%

Captive	47,394	1.0%	48,510	0.9%	(1,116)	0.1%

Other	603,368	12.5%	642,984	11.3%	(39,616)	4.7%

Lincoln UK Fixed Maturity Securities	117,436	2.4%	122,018	2.1%	(4,582)	0.5%

Lincoln UK Equity Securities	64,076	1.3%	100,442	1.8%	(36,366)	4.3%

Total	$4,842,236	100.00%	$5,684,322	100.00%	$(842,086)	100.00%

At December 31, 2001 less than 5% and at September 30, 2002 less than 9% of the traded and private securities held that are subject to enhanced analysis and monitoring for potential changes in unrealized loss status were rated as investment grade. The range of maturity dates for these securities varies, with about 60 to 65% of these securities maturing between 5 and 10 years at December 31, 2001 and about 50 to 55% maturing between 5 and 10 years at September 30, 2002 and the remaining maturity dates being split between shorter and longer durations for both periods. At December 31, 2001 and September 30, 2002, 84.7% and 64.9%, respectively of total traded and private securities in unrealized loss status were rated as investment grade. At December 31, 2001, the range of maturity dates for these securities varies, with about 39% maturing between 5 and 10 years, 37% maturing after 10 years and the remaining securities maturing in less than 5 years. At September 30, 2002 the range of maturity dates for these securities varies, with 30% maturing between 5 and 10 years, 48% maturing after 10 years and the remaining securities maturing in less that 5 years. See the discussion under the caption Fixed Maturity Security Ratings in the MD&A, as well as Note 3 to the consolidated financial statements, included in LNC’s form 10-K for the year ended December 31, 2001 for ratings and maturity date information for LNC’s fixed maturity investment portfolio. Also, refer to page 49 of this Form 10-Q for ratings information for LNC’s fixed maturity investment portfolio as of September 30, 2002.

The information presented above is subject to rapidly changing conditions. As such, LNC expects that the level of securities with overall unrealized losses will fluctuate, as will the level of unrealized loss securities that are subject to enhanced analysis and monitoring. The recent volatility of financial market conditions has resulted in increased recognition of both investment gains and losses, as portfolio risks are adjusted through sales and purchases. As discussed below, this is consistent with LNC’s classification of its investment portfolios as available-for-sale.

During the year ended December 31, 2001 and the nine months ended September 30, 2002, LNC sold securities at gains and at losses. As discussed earlier, in the process of evaluating whether a security with an unrealized loss reflects an other than temporary decline, LNC considers its ability and intent to hold the security until its value recovers. However, subsequent decisions on securities sales are made within the context of overall risk monitoring, assessing value relative to other comparable securities and overall portfolio maintenance. Although LNC’s portfolio managers may, at a given point in time, believe that the preferred course of action is to hold securities with unrealized losses that are considered temporary until such losses are recovered, the dynamic nature of portfolio management may result in a subsequent decision to sell. These subsequent decisions are consistent with the classification of LNC’s investment portfolio as available-for-sale. In the future, LNC expects to continue to manage all invested assets within its portfolios in a manner that is consistent with the available-for-sale classification.

Mortgage Loans on Real Estate: As of September 30, 2002, mortgage loans on real estate and real estate represented 10.9% and 0.7% of LNC’s total investment portfolio, respectively. As of September 30, 2002, the underlying properties supporting the mortgage loans on real estate consisted of 36.5% in commercial office buildings, 22.9% in retail stores, 18.0% in industrial buildings, 11.3% in apartments, 7.7% in hotels/motels and 3.6% in other. In addition to the dispersion by property type, the mortgage loan portfolio is geographically diversified throughout the United States.

The following summarizes key information on mortgage loans:

	September 30	December 31
(in millions)	2002	2001

Total Portfolio (net of reserves)	$4,285.4	$4,535.6

Impaired mortgage loans	$88.4	$25.6

Impaired mortgage loans as a percentage of total mortgage loans	2.1%	0.6%

Mortgage loans two or more payments delinquent (including in process of foreclosure)	$1.9	$0.1

Restructured loans in good standing	4.8	5.2

Reserve for mortgage loans	7.8	2.2

All mortgage loans that are impaired have an established allowance for credit loss. Changing economic conditions impact LNC’s valuation of mortgage loans. Increasing vacancies, declining rents and the like are incorporated into the discounted cash flow analysis that LNC performs for monitored loans and may contribute to the establishment of (or an increase in) an allowance for credit losses. In addition, LNC recently completed a detailed review of its entire hotel mortgage loan portfolio in light of the downturn in that sector and has done similar analysis for its portfolio of anchored retail mortgage loans. LNC also monitors and evaluates office mortgage loan exposures to troubled sectors such as telecom. Where warranted, LNC has established or increased loss reserves based upon this analysis. Impaired mortgage loans as a percentage of total mortgage loans has deteriorated over the last nine months as a result of increased credit losses in the sectors noted above. This percentage was 0.5%, 0.6%, 0.8%, 1.1%, 1.9% and 3.9% as of December 31, 2000, 1999, 1998, 1997, 1996 and 1995, respectively.

Fixed maturity securities available-for-sale, mortgage loans on real estate and real estate that were non-income producing for the nine months ended September 30, 2002 were not significant. As of September 30, 2002 and December 31, 2001, the carrying value of non-income producing securities was $46.3 million and $32.4 million, respectively.

Net Investment Income

Net investment income decreased $86.8 million (pre-tax) or 4.3% when compared with the first nine months of 2001. This decrease was the result of a decrease in the overall yield on investments from 7.28% to 6.75%. The decrease in the yield was primarily due to lower interest rates on new securities purchased along with additional security defaults during the last year. In addition, LNC transferred higher yielding invested assets and received current value as part of the close of the sale of the reinsurance business to Swiss Re in December 2001. The proceeds of the sale were invested in lower yielding highly liquid short-term investments. Also, mean invested assets increased 3.2% between periods. This increase was due primarily to positive fixed annuity flows and new life insurance business generated over the last year.

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

The consolidated statements of cash flows on page 7 indicates that operating activities provided cash of $288.8 million during the first nine months of 2002. This amount includes $516.2 million of federal income taxes paid from the proceeds of the sale of LNC’s reinsurance business to Swiss Re. This statement also classifies the other sources and uses of cash by investing activities and financing activities and discloses the total amount of cash available to meet LNC’s obligations.

Although LNC generates adequate cash flow to meet the needs of its normal operations, periodically LNC may issue debt or equity securities to fund internal expansion, acquisitions, investment opportunities and the retirement of LNC’s debt and equity. In April 2002, a new shelf registration statement was declared effective by the Securities and Exchange Commission. The new shelf registration after giving consideration to the $250 million 5.25% five-year senior notes issued in June 2002, allows LNC to offer and sell up to $950 million (including $402.5 million of registered but unissued securities from previous registration statements) of debt securities, preferred stock, common stock, warrants, stock purchase contracts and stock purchase units of LNC and trust preferred securities of four subsidiary trusts. The net proceeds from the sale of the securities offered by this shelf registration and the applicable prospectus supplement(s) are expected to be used by LNC for general corporate purposes, including repurchases of outstanding common stock, repayment or redemption of outstanding debt or preferred stock, the possible acquisition of financial services businesses or assets thereof, investment in portfolio assets and working capital needs. Cash funds are also available from LNC’s revolving credit agreements. In June 2002, LNC reduced its revolving bank lines of credit from $700 million to $500 million when LNC suspended its commercial paper issuance under its European Commercial Paper program.

In July 2001, the LNC Board authorized the repurchase of $500 million of LNC’s securities. During the first nine months of 2002, LNC purchased and retired 12,088,100 shares of common stock at a cost of $474.5 million. During the nine months ended September 30, 2002, $424.9 million of the July 2001 board authorization to repurchase $500 million of common stock was used. On August 8, 2002, the LNC Board authorized the repurchase of up to an additional $600 million of LNC securities. The remaining amount under the combined repurchase authorization at September 30, 2002 was $675.1 million.

In May 2002, the LNC Board authorized LNC in connection with this securities repurchase program and future securities repurchase programs to (a) engage in derivative transactions including but not limited to selling put options, purchasing call options, and entering into forward contracts for the repurchase of LNC’s securities at future dates – all in compliance with LNC’s Statement of Policy, Guidelines and Internal Control Procedures for Derivatives, and (b) engage in accelerated stock repurchase programs (“ASRs”) for the repurchase of LNC’s stock. Derivative strategies and ASR programs may be used to complement LNC’s current open market repurchase activity. As of September 30, 2002, LNC had not engaged in any ASR program or sold any put options, purchased any call options or entered into any forward contracts related to share repurchase activity.

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

LNC’s insurance subsidiaries are subject to certain insurance department regulatory restrictions as to the transfer of funds and payment of dividends to the holding company. Generally, these restrictions pose no short-term liquidity concerns for the holding company. However, as discussed in detail within Note 6 to the consolidated financial statements, the acquisition of two blocks of business in 1998 resulted in negative statutory earned surplus for LNL which triggered certain approval requirements in order for LNL to declare and pay dividends to LNC. As a result of negative earned surplus, LNL was required to obtain the prior approval of the Indiana Insurance Commissioner (“Commissioner”) before paying any dividends to LNC until its statutory earned surplus became positive. During the first quarter 2002, LNL received approval from the Commissioner to reclassify total dividends of $495 million paid to LNC in 2001 from LNL’s earned surplus to paid-in-capital. This change plus the increase in statutory earned surplus from the indemnity reinsurance transaction with Swiss Re resulted in positive statutory earned surplus for LNL at December 31, 2001. Future dividends will be deemed ordinary and will not require prior approval from the Commissioner, provided LNL’s earned surplus remains positive and such dividends do not exceed the standard limitation of the greater of 10% of total surplus or the amount of statutory earnings generated in the prior year. Dividends of $710 million were paid by LNL to LNC during the second quarter of 2002. The first installment of $60 million was paid in April. The second installment of $650 million was paid in June. As the second installment exceeded the distribution limitation noted above, a special request was made to and approved by the Commissioner. Both distributions represented a portion of the proceeds received from the indemnity reinsurance transaction with Swiss Re. Due to the amount of dividends paid so far in 2002, any additional dividends paid in 2002 will require Commissioner approval. There were no additional dividends paid in the third quarter of 2002. The status of dividends in 2003 will be determined based on financial results for the calendar year 2002.

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

As of September 30, 2002, LNC’s senior debt ratings were Moody’s at A3 (“Upper Medium Grade”), Standard and Poor’s at A- (“Strong”), Fitch at A (“Strong”) and A.M. Best at “a” (“Strong”), and LNC’s commercial paper ratings included Moody’s at P-2 (“Strong”), Standard and Poor’s at A-2 (“Satisfactory”) and Fitch at F-1 (“Very Strong”). On September 19, 2002 Fitch Ratings lowered LNC’s senior debt ratings from A+ to A and the trust preferred security ratings for Lincoln Capital III, IV, and V from A to A- both on “stable outlook”. Fitch’s action did not impact LNC’s commercial paper rating or the insurance financial strength ratings of LNC’s insurance subsidiaries. The move was part of industry-wide action on several life insurance companies given the recent market environment and, in the case of LNC, reflects Fitch’s desire to maintain a traditional three notch separation between debt and insurance financial strength ratings. The rating action is expected to have no effect on LNC’s liquidity, access to capital, or cost of capital. Although there are less investors for A-2/P-2 commercial paper and there are periods in which there is weak investor interest in A-2/P-2 commercial paper, through September 30, 2002, liquidity has not been adversely impacted. LNC can draw upon alternative short-term borrowing facilities such as revolving bank lines of credit.

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

On June 3, 2002, LNC announced an agreement with the Philadelphia Eagles to name the Eagles’ new stadium Lincoln Financial Field. In exchange for the naming rights, LNC agreed to pay $139.6 million over a 20-year period through annual payments to the Eagles of approximately $6.7 million. This future commitment has not been recorded as a liability on LNC’s balance sheet as it will be accounted for in a manner consistent with the accounting for operating leases.

Total shareholders’ equity increased $125.5 million in the first nine months of 2002. Excluding the increase of $627.7 million related to an increase in the unrealized gain on securities available-for-sale and derivative instruments, shareholders’ equity decreased $502.2 million. This decrease was the net result of decreases of $474.5 million for the repurchase of common shares, $178.4 million for the declaration of dividends to shareholders and $0.5 million for the cancellation of common stock for acquisition of subsidiaries partially offset by increases of $28.4 million from net income, $78.7 million from the issuance of common stock related to benefit plans and $43.4 million for the cumulative foreign currency translation adjustment and $0.7 million for a change in the minimum pension liability adjustment.

Contingencies

See Note 6 to the consolidated financial statements for information regarding contingencies.

Item 3 Quantitative and Qualitative Disclosure of Market Risk

LNC provided a discussion of its market risk in its 2001 Annual Report. This discussion was included on pages 69 through 76 of the Annual Report and was incorporated by reference to Item 7A, Part II of LNC’s Form 10-K for the year ended December 31, 2001. During the first nine months of 2002, there was no substantive change to LNC’s market risk except for the items noted below:

Interest Rate Risk – Falling Rates.

As discussed in the Quantitative and Qualitative Disclosures About Market Risk section of LNC’s annual report on Form 10-K for the year ended December 31, 2001, interest spreads would be at risk on LNC’s fixed annuity and interest-sensitive whole life, universal life and fixed portion of variable universal life insurance policies if interest rates continued to fall and remained lower for a period of time. As interest rates have continued to decline in 2002, the rates of interest credited to policyholders for certain products have been lowered in order to maintain target spreads between interest earned on LNC’s portfolios and the interest credited. The following table provides detail on the difference between interest crediting rates and minimum guaranteed rates as of September 30, 2002. (For example, at September 30, 2002, there are $7.672 billion of combined Retirement and Life Insurance account values where the excess of the crediting rate over contract minimums is between 1.01% and 1.50%). The table also provides detail on the difference between interest crediting rates and the interest crediting floor on fixed annuities for 2002. The floor represents the lowest level that crediting rates can be lowered during 2002. A new floor is established at the beginning of each year. For 2003, the floor for Retirement products will be equal to the contract minimum.

	Excess of Crediting Rates over Contract Floors & Minimums
	Retirement		Life	Total
As of September 30, 2002	Annual	Contract	Contract	Contract
(in millions)	Floor	Minimums	Minimums	Minimums	%

CD and On-Benefit type annuities	$4,165	$4,165		$4,165	14.1%

Discretionary rate setting products*

No difference	12,627	1,519	$688	2,207	7.5%

up to .1%	0	115	0	115	0.4%

.11% to .20%	3	67	0	67	0.2%

.21% to .30%	7	766	753	1,519	5.2%

.31% to .40%	10	196	0	196	0.7%

.41% to .50%	25	142	39	181	0.6%

.51% to .60%	25	85	241	326	1.1%

.61% to .70%	25	84	161	245	0.8%

.71% to .80%	25	2,863	817	3,680	12.5%

.81% to .90%	32	257	0	257	0.9%

.91% to 1.0%	278	372	20	392	1.3%

1.01% to 1.50%	559	5,807	1,865	7,672	26.0%

1.51% to 2.00%	937	2,280	4,613	6,893	23.4%

2.01% to 2.50%	521	521	580	1,101	3.7%

2.51% to 3.00%	314	314	152	466	1.6%

3.01% and above	10	10	0	10	0.0%

Total Discr. rate setting products	15,398	15,398	9,929	25,327	85.9%

Grand Total – Account Values	$19,563	$19,563	$9,929	$29,492	100.0%

*	For purposes of this exhibit, contracts currently within new money rate bands are grouped according to the corresponding portfolio rate band in which they will fall upon their first anniversary.

Equity Market Exposures.

See the discussion starting on page 30 for updated guidance for the estimated effect of equity market volatility on income from operations.

The following is a discussion of changes to LNC’s derivative positions.

Derivatives

As discussed in Note 7 to the consolidated financial statements for the year ended December 31, 2001 (see pages 109 through 114 of LNC’s 2001 Annual Report which were incorporated by reference to Item 8 of LNC’s Form 10-K for the year ended December 31, 2001), LNC has entered into derivative transactions to reduce its exposure to fluctuations in interest rates, the risk of changes in liabilities indexed to LNC stock, credit risk and foreign exchange risk. In addition, LNC is subject to risks associated with changes in the value of its derivatives; however, such changes in value are generally offset by changes in the value of the items being hedged by such contracts. Modifications to LNC’s derivative strategy are initiated periodically upon review of the Company’s overall risk assessment. During the first nine months of 2002, the more significant changes in LNC’s derivative positions are as follows:

1.	Entered into 0.3 billion notional of interest rate cap agreements that are used to hedge its annuity business from the effect of fluctuating interest rates. A total of 0.8 billion notional expired resulting in a total remaining 0.8 billion notional. The expiration in notional resulted in no gain or loss.

2.	Decreased its use of swaptions that are used to hedge its annuity business from the effect of fluctuating interest rates from 1.8 billion notional to 0.3 billion notional. The decrease in notional is a result of expirations and a change in the method of reporting notional and resulted in no gain or loss.

3.	Entered into interest rate swaps hedging variable rate bonds in the amount of 12.0 million notional. A total of 19.8 million notional expired resulting in a total remaining 327.4 million notional. These interest rate swap agreements convert floating rate bond coupon payments into a fixed rate of return. A gain of $0.3 million was recognized on interest rate swaps.

4.	Increased its use of interest rate swap agreements hedging fixed rate debt from 172.5 million notional to 272.5 million notional. These interest rate swap agreements effectively convert fixed rate debt payments into floating rate debt payments.

5.	Entered into 100.0 million notional of treasury lock agreements. These treasury lock agreements hedged the future cash flows of a forecasted debt issuance. The entire 100.0 million notional was terminated resulting in a $0.4 million loss recorded in Other Comprehensive Income under FAS 133. The loss will be recognized into income over the life of the debt.

6.	Decreased its use of foreign currency swaps from 94.6 million notional to 85.7 million notional. This reduction in notional resulted in a gain of $1.5 million. These foreign currency swap agreements are part of a hedging strategy. LNC owns various foreign issue securities. Interest payments from these securities are received in a foreign currency and then swapped into U.S. dollars.

7.	Entered into foreign exchange forward contracts in the amount of 77.1 million notional that are hedging LNC’s exposure to currency fluctuation associated with its issuance of non-Sterling commercial paper in Europe. A total of 144.2 million notional was terminated resulting in no gain or loss. In addition, entered into foreign exchange forward contracts in the amount of 48.8 million notional that are hedging the foreign currency exposure of a portion of LNC’s investment in its Lincoln UK subsidiary.

8.	Decreased its use of credit default swaps from 29.0 million notional to 26.0 million notional. The decrease in notional is a result of expirations and resulted in no gain or loss. LNC uses credit default swaps to hedge against a drop in bond prices due to credit concerns of certain bond issuers.

9.	Entered into an additional 0.3 million call options on an equal number of shares of LNC stock, resulting in a total of 1.3 million call options on an equal number of shares of LNC stock. A total of 0.07 million call options were terminated, resulting in no gain or loss. These call options are hedging the expected increase in liabilities arising from stock appreciation rights granted on LNC stock. Additional stock appreciation rights were granted to LNC agents during the first quarter of 2002.

LNC is exposed to credit loss in the event of non-performance by counterparties on various derivative contracts. However, LNC does not anticipate non-performance by any of the counterparties. The credit risk associated with such agreements is minimized by purchasing such agreements from financial institutions with long-standing superior performance records.

Item 4 — Controls and Procedures

(a)  Evaluation of disclosure controls and procedures — The Corporation’s Principal Executive Officer and Principal Financial Officer have reviewed and evaluated the effectiveness of the Corporation’s disclosure controls and procedures [as defined in Rules 240.13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act)] as of a date within ninety days before the filing date of this quarterly report. Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that the Corporation’s disclosure controls and procedures are effective, providing them with material information relating to the Corporation as required to be disclosed in the reports the Corporation files or submits under the Exchange Act on a timely basis.

(b)  Changes in internal controls — There were no significant changes in the Corporation’s internal controls or in other factors that could significantly affect the Corporation’s disclosure controls and procedures subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Corporation’s internal controls.

PART II — OTHER INFORMATION AND EXHIBITS

Items 1, 2, 3, 4 and 5 of this Part II are either inapplicable or are answered in the negative and are omitted pursuant to the instructions to Part II.

Item 6 Exhibits and Reports on Form 8-K

(a)	The following Exhibits of the Registrant are included in this report.

(Note: The number preceding the exhibit corresponds to the specific number within Item 601 of Regulation S-K.)

10(f)	Executive Deferred Compensation Plan for Employees (Amended and Restated Effective August 1, 2002)

12	Historical Ratio of Earnings to Fixed Charges

21	List of Subsidiaries

(b)	Updated Guidance for Estimated Effect of Equity Market Volatility on Income from Operations is incorporated herein by reference to LNC’s Form 8-K as filed with the Securities and Exchange Commission on August 1, 2002.

Financial Report (Statistical Report) for the quarter ended June 30, 2002, is incorporated herein by reference to LNC’s Form 8-K as filed with the Securities and Exchange Commission on August 5, 2002.

Press release announcing an increase in the repurchase authority under LNC’s securities repurchase program, the declaration of LNC’s quarterly cash dividend and expensing of stock options in 2003. Certifications submitted by Jon A. Boscia, Chairman and Chief Executive Officer of LNC, and Richard C. Vaughan, Executive Vice President and Chief Financial Officer of LNC to the Securities and Exchange Commission (the “Commission”) pursuant to Order No. 4-460, Order Requiring the Filing of Sworn Statements Pursuant to Section 21(a)(1) of the Securities Exchange Act of 1934, in the form prescribed by the Commission in Exhibit A to Order No. 4-460, without qualification or modification. Certifications submitted by Jon A. Boscia, Chairman and Chief Executive Officer of LNC, and Richard C. Vaughan, Executive Vice President and Chief Financial Officer of LNC to the Commission pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. The above are incorporated herein by reference to LNC’s Form 8-K as filed with the Securities and Exchange Commission on August 9, 2002.

Additional Information Regarding “Reversion-to-the-Mean” Assumption is incorporated herein by reference to LNC’s Form 8-K as filed with the Securities and Exchange Commission on August 16, 2002.

Estimated Effect of Decision to Expense Stock Options is incorporated herein by reference to LNC’s Form 8-K as filed with the Securities and Exchange Commission on August 19, 2002.

Financial Report (Revised Statistical Report) for the quarter ended June 30, 2002, is incorporated herein by reference to LNC’s Form 8-K as filed with the Securities and Exchange Commission on October 3, 2002.

Press release announcing: 1) the resignation of Charles E. Haldeman Jr. from Delaware Investments and Lincoln National Investment Companies, 2) the naming of Jude T. Driscoll as Interim Chief Executive Officer of those companies and 3) the search process to fill the position of President and Chief Executive Officer of Delaware Investments and Lincoln National Investment Companies. The above are incorporated herein by reference to LNC’s Form 8-K as filed with the Securities and Exchange Commission on October 8, 2002.

Press release announcing LNC’s third quarter 2002 earnings and a settlement of LNC’s disputes, disagreements and litigation with Swiss Re Life & Health America, Inc. (“Swiss Re”). A copy of the Settlement Agreement between LNC and Swiss Re dated October 29, 2002 is attached as an exhibit. The above are incorporated by reference to LNC’s Form 8-K as filed with the Securities and Exchange Commission on October 30, 2002.

Financial Report (Statistical Report) for the quarter ended September 30, 2002, is incorporated herein by reference to LNC’s Form 8-K as filed with the Securities and Exchange Commission on November 1, 2002.

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

Date November 5, 2002

Certification

I, Jon A. Boscia, Chairman and Chief Executive Officer certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Lincoln National Corporation;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 5, 2002

/s/ Jon A. Boscia __________________________ Jon A. Boscia Chairman and Chief Executive Officer

Certification

I, Richard C. Vaughan, Executive Vice President and Chief Financial Officer certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Lincoln National Corporation;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 5, 2002

/s/ Richard C. Vaughan __________________________ Richard C. Vaughan Executive Vice President and Chief Financial Officer

LINCOLN NATIONAL CORPORATION
Exhibit Index for the Report on Form 10-Q
for the Quarter Ended September 30, 2002

Exhibit Number	Description	Page Number

10(f)	Executive Deferred Compensation Plan for Employees (Amended and Restated Effective August 1, 2002)	67

12	Historical Ratio of Earnings to Fixed Charges	91

21	List of Subsidiaries	92