Form 10-K
period 2002-12-31
LINCOLN NATIONAL CORP
filed 2003-03-18
CIK 59558

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002	Commission File Number 1-6028
Lincoln National Corporation
(Exact name of registrant as specified in its charter)

Indiana	35-1140070
(State of Incorporation)	(I.R.S. Employer Identification No.)

1500 Market Street, Suite 3900, Philadelphia, Pennsylvania 19102-2112

(Address of principal executive offices)

Registrant’s telephone number

(215) 448-1400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Exchanges on which registered

Common Stock	New York, Chicago and Pacific
Common Share Purchase Rights	New York, Chicago and Pacific
$3.00 Cumulative Convertible Preferred Stock, Series A	New York and Chicago
7.40% Trust Originated Preferred Securities, Series C*	New York
5.67% Trust Originated Preferred Securities, Series D*	New York, Chicago and Pacific
7.65% Trust Preferred Securities, Series E*	New York

*	Issued by Lincoln National Capital III, Lincoln National Capital IV and Lincoln National Capital V, respectively. Payments of distributions and payments on liquidation or redemption are guaranteed by Lincoln National Corporation.

Securities registered pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐

      As of February 28, 2003, 177,362,916 shares of common stock were outstanding. The aggregate market value of such shares (based upon the closing price of these shares on the New York Stock Exchange) held by non-affiliates was approximately $5,024,691,000.

      Select materials from the Proxy Statement for the Annual Meeting of Shareholders, scheduled for May 8, 2003 have been incorporated by reference into Part III of this Form 10-K.

      The exhibit index to this report is located on page 164.

Lincoln National Corporation

PART I

Item 1.	Business

Business Overview

      Lincoln National Corporation (“LNC”) is a holding company. Through subsidiary companies, LNC operates multiple insurance and investment management businesses. The collective group of companies uses “Lincoln Financial Group” as its marketing identity. Based on assets, LNC is the 39th largest U.S. Corporation (2002 Fortune 500, Largest U.S. Corporations, April 2002). Based on revenues, LNC is the 8th largest U.S. stockholder-owned company within the Fortune 500 Life/ Health Insurance Industry Ranking (2002 Fortune 500 by Industry Rankings, April 2002). Operations are divided into four business segments: 1) Lincoln Retirement (formerly known as the Annuities segment), 2) Life Insurance, 3) Investment Management and 4) Lincoln UK. Over the past five years, segments have been redefined as follows. During the first quarter of 2000, changes to the structure of LNC’s internal organization resulted in the creation of a separate Annuities segment (now known as the Lincoln Retirement segment) and a separate Life Insurance segment. At the end of 2000, LNC established a new wholesaling distribution organization, Lincoln Financial Distributors (“LFD”), to focus on the changing business needs of financial intermediaries. Beginning with the first quarter of 2001, LFD’s results were reported within Other Operations. Previously, LNC’s wholesaling efforts were conducted separately within the Lincoln Retirement, Life Insurance and Investment Management segments. Prior to the fourth quarter of 2001, LNC had a Reinsurance segment. LNC’s reinsurance operations were acquired by Swiss Re on December 7, 2001 and the related segment information prior to the close of this transaction was moved to Other Operations.

      Revenues, pre-tax income and assets for LNC’s major business segments and other operations are shown in this Form 10-K report as part of the consolidated financial statements (see Note 9 to the consolidated financial statements). The LNC “Other Operations” category includes the financial data for operations that are not directly related to the business segments, unallocated corporate items (such as, corporate investment income and interest expense on short-term and long-term borrowings), the operations of Lincoln Financial Advisors (“LFA”) and LFD, and the historical results of the former Reinsurance segment along with the ongoing amortization of deferred gain on the indemnity reinsurance portion of the transaction with Swiss Re (for further discussion of the transaction with Swiss Re, refer to Acquisitions, Divestitures and Discontinued Lines of Business below).

      Although one of the subsidiaries held by LNC was formed in 1905, LNC itself was formed in 1968. LNC is an Indiana corporation that maintains its principal offices at 1500 Market Street, Suite 3900, Philadelphia, Pennsylvania 19102-2112. As of December 31, 2002, there were 60 persons engaged in the governance of the LNC holding company. Total employment of Lincoln National Corporation at December 31, 2002 on a consolidated basis was 5,830. Of this total, approximately 2,140 employees are included in “Other Operations” related primarily to the operations of LFA and LFD.

      The primary operating subsidiaries that comprise LNC are Lincoln National Life Insurance Company (“LNL”); First Penn-Pacific Life Insurance Company (“First Penn”); Lincoln Life & Annuity Company of New York (“Lincoln Life New York”), Delaware Management Holdings, Inc. (“Delaware”), Lincoln National (UK) plc, LFA and LFD.

      LNL is an Indiana corporation with its annuities operations headquartered in Fort Wayne, Indiana and its life insurance operations headquartered in Hartford, Connecticut. The primary operations of LNL are reported in the Lincoln Retirement and Life Insurance segments. LNL also has operations that are reported in the Investment Management segment and the results of LNL’s reinsurance operations acquired by Swiss Re via an indemnity reinsurance transaction are reported in Other Operations.

      First Penn is an Indiana corporation headquartered in Schaumburg, Illinois. First Penn offers universal life, term life and deferred fixed annuity products for distribution in most states of the United States. Through the end of 2000, all of the operations of First Penn were reported in the Life Insurance segment. Beginning in the first quarter of 2001, the reporting of First Penn’s annuities business was moved from the Life Insurance segment into the Lincoln Retirement segment.

      Lincoln Life New York is a New York company headquartered in Syracuse, New York. Lincoln Life New York offers fixed annuities, variable annuities, universal life, variable universal life, term life and other individual life insurance products within the state of New York utilizing the distribution networks described below under Distribution. The operations of Lincoln Life New York are primarily reported in the Lincoln Retirement and Life Insurance segments.

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

      On August 30, 2002, LNC acquired The Administrative Management Group, Inc. (“AMG”), an employee benefits record keeping firm for $21.6 million in cash. Contingent payments up to an additional $14 million will be paid over a period of 4 years (2003-2006) if certain criteria are met. Any such contingent payments will be expensed as incurred. AMG, a strategic partner of LNC’s Retirement segment for several years, provides record keeping services for the Lincoln Alliance Program along with approximately 400 other clients nationwide. As of December 31, 2002, the application of purchase accounting to this acquisition resulted in goodwill of $20.2 million.

      On December 7, 2001, Swiss Re acquired LNC’s reinsurance operation for $2.0 billion. In addition, LNC retained the capital supporting the reinsurance operation. After giving effect to the increased levels of capital needed within the Life Insurance and Lincoln Retirement segments that result from the change in the ongoing mix of business under LNC’s internal capital allocation models, the disposition of LNC’s reinsurance operation freed-up approximately $100 million of retained capital.

      The transaction structure involved a series of indemnity reinsurance transactions combined with the sale of certain stock companies that comprised LNC’s reinsurance operation. At the time of closing, an immediate gain of $15.0 million after-tax was recognized on the sale of the stock companies. A gain of $723.1 million after-tax ($1.1 billion pre-tax) relating to the indemnity reinsurance agreements was reported at the time of closing. This gain was recorded as a deferred gain on LNC’s consolidated balance sheet, in accordance with the requirements of FAS 113, and is being amortized into earnings at the rate that earnings on the reinsured business are expected to emerge, over a period of 15 years.

      On October 29, 2002 LNC and Swiss Re settled disputed matters totaling about $770 million that had arisen in connection with the final closing balance sheets associated with Swiss Re’s acquisition of LNC’s reinsurance operations. The settlement provided for a payment by LNC of $195 million to Swiss Re, which was recorded by LNC as a reduction in deferred gain. As a result of additional information made available to LNC following the settlement with Swiss Re in the fourth quarter of 2002, LNC recorded a further reduction in the deferred gain of $51.6 million after-tax ($79.4 million pre-tax), as well as a $9.4 million after-tax ($8.3 million pre-tax) reduction in the gain on the sale of subsidiaries.

      As part of the dispute settlement, LNC also paid $100 million to Swiss Re in satisfaction of LNC’s $100 million indemnification obligation with respect to personal accident business. As a result of this payment, LNC has no further underwriting risk with respect to the reinsurance business sold. However, because LNC has not been relieved of it legal liabilities to the underlying ceding companies with respect to the portion of the business indemnity reinsured by Swiss Re, under FAS 113 the reserves for the underlying reinsurance contracts as well as a corresponding reinsurance recoverable from Swiss Re will continue to be carried on LNC’s balance sheet during the run-off period of the underlying reinsurance business. This is particularly relevant in the case of the exited personal accident and disability income reinsurance lines of business where the underlying reserves are based upon various estimates that are subject to considerable uncertainty.

      Also during 2002, LNC exercised a contractual right to “put” its interest in a subsidiary company containing LNC’s disability income reinsurance business to Swiss Re for $10 million. The $10 million sale price was approximately equal to LNC’s book basis in the subsidiary.

      During 2000, LNC transferred Lincoln UK’s sales force to Inter-Alliance Group PLC. Concurrent with the announcement of this transfer, LNC also ceased writing new business in the United Kingdom (“UK”) through direct distribution. These actions followed a strategic review of the Lincoln UK segment in late 1999, where LNC concluded that trends in the UK insurance market including the unfavorable regulatory environment raised significant concerns regarding the ongoing fit of the Lincoln UK segment within LNC’s overall strategic plans. While these actions have changed the focus of Lincoln UK’s business to maintaining the in-force policies, it is not closed to new business and continues to sell some new products.

Distribution of Products

      LNC has an extensive distribution network for the sale of fixed annuities, variable annuities, universal life insurance, variable universal life insurance, term life insurance, other individual insurance coverages, retail mutual funds, “529” college savings plans, 401(k) products and managed account products. LNC’s distribution strategy reflects a marketplace where consumers increasingly want to do business on their own terms. LNC’s network consists of internally owned wholesaling and retailing business units: LFD and LFA, respectively, as well as distribution for annuities through a third party alliance with American Funds Distributors (“AFD”). In 2003, LNC and AFD agreed to transition the wholesaling of the American Legacy Variable Annuity product line to LFD. For further discussion, see the Lincoln Retirement Distribution section. LFD, headquartered in Philadelphia, Pennsylvania, consists of approximately 250 internal and external wholesalers organized to penetrate multiple channels including the Wirehouse/ Regional channel, the Independent Financial Planner channel, the Marketing General Agent channel and the Financial Institutions channel. Through its relationships with a large number of financial intermediaries, LFD has access to approximately 200,000 financial consultants, intermediaries and advisors.

      LFA is a retail broker/dealer and financial planning firm that offers a full range of financial and estate planning services. LFA and its consolidated affiliate, Sagemark, offer access to annuities, 401(k) plans, pensions, universal and variable universal life insurance and other wealth accumulation and protection products and services, and is a preferred distributor of LNC retail products. LFA and Sagemark are headquartered in Hartford, Connecticut and consist of nearly 2,100 planners in 39 offices across the United States.

      Institutional investment products managed in the Investment Management segment including large case 401(k) plans which are marketed by a separate sales force in conjunction with pension consultants. These products are offered primarily to defined benefit and defined contribution plan sponsors, endowments, foundations and insurance companies.

National Branding Campaign

      During 2002, Lincoln Financial Group (“LFG”), the marketing name for LNC and its affiliates, continued building its brand on a national basis through an integrated package of national magazine, television and Internet advertising, sponsorships of major sporting events, educational partnerships, public relations and promotional events. In 2002, much of the advertising effort was focused on an advertising plan designed to secure brand awareness and familiarity with financial intermediaries, the No. 1 target audience. Since introducing trade advertising with the LFD’s “Hero” campaign in March 2001, LFG’s aided awareness has grown to 91% among intermediaries. Familiarity also is climbing and reached a high of 72% in 2002.

      A new consumer advertising campaign was launched in July 2002 depicting Abraham Lincoln guiding customers through dangerous waters and on challenging putting greens. These ads continue the brand promise of providing Clear solutions in a complex world™. This new campaign was tested in independent research and was viewed as significantly more likeable and unique than a base of 818 financial competitor ads.

      In June 2002, Lincoln Financial Group announced a major new partnership with the Philadelphia Eagles football team to name its new state-of-the-art stadium Lincoln Financial Field. The new facility is nearing completion and is scheduled to open its gates to the public in August 2003. Based on evidence from other major markets and sports teams, stadium entitlements are a proven way to build strong brand awareness. The announcement has already resulted in significant new visibility for the Lincoln Financial Group brand nationwide.

Description of Business Segments

     1.     Lincoln Retirement

      The Lincoln Retirement segment (formerly the Annuities segment), headquartered in Fort Wayne, Indiana, with additional operations in Portland, Maine and the Chicago, Illinois metro area, provides tax-deferred investment growth and lifetime income opportunities for its clients through the manufacture and sale of fixed and variable annuities. There are two lines of business within this segment, individual annuities and employer-sponsored markets. Both lines of business offer fixed annuity and variable annuity products.

      The individual annuities line of business markets non-qualified and qualified fixed and variable annuities to individuals. Annuities are attractive, because they provide tax-deferred growth in the underlying principal, thereby deferring the tax consequences of the growth in value until withdrawals are made from the accumulation values, often at lower tax rates occurring during retirement. In addition to favorable tax treatment, annuities are unique in that retirees can select a variety of payout alternatives to help provide an income flow during life. The individual annuities market is a growth market that has seen an increase in competition along with new product types and promotion.

      The employer-sponsored retirement line of business markets fixed and variable annuities along with a turnkey retirement program (investments, record-keeping, employee education and compliance) to targeted markets. The key segments of the employer-sponsored retirement markets are: healthcare, public/governmental, education, corporate and not-for-profit. Within these segments, LNC targets those markets that offer the most favorable demographics, distribution synergies and current and potential market share.

     Products

      In general, an annuity is a contract between an insurance company and an individual or group in which the insurance company, after receipt of one or more contributions, agrees to pay an amount of money either in one lump sum or on a periodic basis (i.e., annually, semi-annually, quarterly or monthly), beginning on a certain date and continuing for a period of time as specified in the contract. Such payments can begin the month after the deposit is received (referred to as an immediate annuity) or at a future date in time (referred to as a deferred annuity). This retirement vehicle helps protect an individual from outliving his money and can be either a fixed annuity or a variable annuity.

      Fixed Annuity: A fixed deferred annuity preserves the principal value of the contract while guaranteeing a minimum interest rate to be credited to the accumulation value. LNC offers both single and flexible premium fixed deferred annuities to the individual annuities market. Single premium fixed deferred annuities are contracts that allow only a single contribution to be made. Flexible premium fixed deferred annuities are contracts that allow multiple contributions on either a scheduled or non-scheduled basis. With fixed deferred annuities, the contractholder has the right to surrender the contract and receive the current accumulation value less any applicable surrender charge and, if applicable, market value adjustment. Also, certain fixed annuity products, such as the popular Step Five Fixed Annuity, allow for a window period between the end of the fixed guarantee period and the start of the subsequent guarantee period during which the account holder can withdraw their funds without incurring a surrender charge. Fixed annuity contributions are invested in LNC’s general account. LNC bears the investment risk for fixed annuity contracts. To protect itself from premature withdrawals, LNC imposes surrender charges. Surrender charges are typically applicable during the early years of the annuity contract, with a declining level of surrender charges over time. LNC expects to earn a spread between what it earns on the underlying general account investments supporting the fixed annuity product line and what it credits to its fixed annuity contractholders’ accounts.

      Throughout 2001 and 2002, even with the historically low interest rate environment, fixed annuities have taken on increased importance due to the sustained volatility of the equity markets that began in the second quarter of 2000. LNC primarily distributes fixed annuities through the Financial Institutions channel and to a lesser extent in the Independent Financial Planner and Wirehouse/ Regional channels. LNC’s fixed annuity sales in 2001 through 2002 were bolstered by product offerings that were introduced in 2001 including the Lincoln Select and ChoicePlus Fixed Annuities and the StepFive® Fixed Annuity.

      The guarantees of the StepFive Fixed Annuity have been especially well-received in the Financial Institutions channel. New product offerings launched in 2002 in the Financial Institutions channel included the AccelaRate and ChoiceGuarantee® Fixed Annuities. The market value adjusted (“MVA”) feature of the Lincoln Select and ChoicePlus Fixed Annuities is expected to be more attractive in the Wirehouse/ Regional channel during a volatile interest rate environment. This feature increases or decreases the cash surrender value of the annuity based on a decrease or increase in interest rates. Contractholders participate in gains when the contract is surrendered in a falling interest rate market, and LNC is protected from losses up to a cap when the contract is surrendered in a rising interest rate market. A new version of Lincoln Select that provides the individual with a higher interest rate but a larger potential penalty for early withdrawal or surrender is being considered.

      Variable Annuity: A variable annuity provides the contractholder the ability to direct the investment of deposits into one or more sub-accounts offered by the product. The value of the contractholder’s account varies with the performance of the underlying sub-accounts chosen by the contractholder. The underlying assets of the sub-accounts are managed within a special insurance series of mutual funds. Because the contractholder’s return is tied to the performance of the segregated assets underlying the variable annuity, the contractholder bears the investment risk associated with these investments. LNC charges the contractholder insurance and administrative fees based upon the value of the variable contract.

      The separate account choices for LNC’s variable annuities cover diverse asset classes with varying levels of risk and include both equity funds and fixed income funds. The Individual and Group Multi-Fund® Variable Annuity product line offers 36 fund choices from 13 well known advisors: AIM®, Alliance Capital®, American Fund Insurance Seriessm, Baron Capital Funds, Delaware Investmentssm, Deutsche Asset Management, Fidelity Investments®, Janus, MFS Investment Management®, Neuberger Berman Management Inc., Putnam Investments, Inc., Scudder Investments and Wells Fargo. LNC’s Lincoln Choice Plussm Variable Annuity, an individual multi-manager product line, has 44 fund offerings from AIM®, Alliance Capital®, American Funds Insurance Seriessm, Delaware Investmentssm, Fidelity Investments®, Franklin®, Janus, MFS Investment Management®, Neuberger Berman Management, Inc., Putnam Investments, Inc., and Scudder Investments. LNC’s American Legacy Variable Annuity, a premier single manager individual and group variable annuity product line, offers 13 mutual fund choices from American Funds Insurance Seriessm. American Funds is the 3rd largest mutual fund company for 2002 based on assets under management. LNC’s Alliance Program, which is for the employer-sponsored market, has over 2000 mutual fund choices plus a fixed account. This product is customized for each employer.

      Most of LNC’s variable annuity products also offer the choice of a fixed option that provides for guaranteed interest credited to the account value. In addition, many of LNC’s individual variable annuities feature minimum guaranteed death benefits. These minimum guaranteed death benefits include either guaranteed return of premium, the highest account value attained on any policy anniversary through attained age 80 (i.e., high water mark), or a 5% annual step up (i.e., roll-up) of the account value depending on the specific terms of the contract.

      LNC earns mortality assessments and expense assessments on variable annuity accounts to cover insurance and administrative charges. These expenses are built into accumulation unit values, which when multiplied by the number of units owned for any sub-account equals the contractholder’s account value for that sub-account. Some products feature decreasing fee schedules based on account value break points. The fees that LNC earns from these policies are classified as insurance fees on the income statement. In addition, for some contracts, LNC collects surrender charges when contractholders surrender their contracts during the early years of a contract. For other contracts, LNC collects surrender charges when contractholders surrender their contracts during a number of years subsequent to each deposit. LNC’s individual variable annuity products have a maximum surrender period of ten years. The assets that support variable annuities are included in the assets held in separate accounts balance and the related liabilities for the current account values are included in the liabilities related to separate accounts balance.

      In 2002, LNC continued to grow variable annuity incremental deposits (i.e., gross deposits reduced by transfers from other Lincoln Retirement products). These sales were the result of the product momentum which started in the year 2000 when LNC introduced more new variable annuity products than it did in the preceding five years and continued through 2002. In 2002, a new low cost variable annuity product, Multi-Fund 5 was launched. In addition, the ChoicePlus and American Legacy product offerings in New York were expanded to include bonus, L-share and A-share (American Legacy only) contracts. LNC now offers through most of its variable annuity product lines, A-share, B-share, C-share, L-share and bonus variable annuities. The differences in A, B, C and L-shares relate to the sales charge and fee structure associated with the contract. An A-share has a front-end sales charge. A B-share has a contingent deferred sales charge that is only paid if the account is surrendered or withdrawals are in excess of contractual free withdrawals within the contract’s specified surrender charge period. A C-share has no front-end sales charge or back-end surrender charge. Like a B-share, an L-share has a contingent deferred sales charge that is only paid if the account is surrendered or withdrawals are in excess of contractual free withdrawals within the contract’s specified surrender charge period. The differences between the L-share and B-share are the length of the surrender charge period and the fee structure. L-shares have a shorter surrender charge period, so for the added liquidity, mortality and expense assessments are higher.

      A bonus annuity is a variable annuity contract, which offers a bonus credit to a contract based on a specified percentage (typically ranging from 2% to 5%) of each deposit. Bonus products, in general have come under increased scrutiny due to concerns with whether they have been properly designed and sold with the contractholders’ interests in mind. The concern is that the higher expenses and extended surrender charge periods that are often associated with bonus annuities may not be adequately understood by contractholders. In developing bonus annuity products for its Lincoln ChoicePlus and American Legacy variable annuities, LNC has attempted to address these concerns, while at the same time designing products that are competitive in the marketplace. A key competitive feature of LNC’s bonus annuity that is attractive to long-term contractholders is the persistency credit. This feature rewards a contractholder with a bonus credit of 20 basis points per annum after maintaining an account for 14 years. In addition, a 30 basis point per annum persistency credit is offered on LNC’s L-share products after a contractholder maintains an account for eight years.

      LNC offers other innovative product features including the Income4Life® Solution, Income4Life Advantage and when sold in conjunction with Income4Life, the Accumulated Benefit Enhancement (“ABE”) rider. The Income4Life Solution and Income4Life Advantage features allow variable annuity contractholders access and control during the income distribution phase of their contract. This added flexibility allows the contractholder to access the account value for transfers, additional withdrawals and other service features like portfolio rebalancing. The ABE rider which was first introduced in 2002 lets clients transfer their balances to LNC variable annuity products and retain the death benefit of their prior variable annuity. Unlike bonus products, which require longer surrender penalties and increased mortality and expense assessments, this rider is available only in conjunction with Income4Life on all share classes of most LNC variable annuity product lines with no additional charge.

      According to Variable Annuity Research and Data Services (“VARDS”), LNC’s American Legacy III Variable Annuity ranked number 3 out of 122 variable annuities for asset-weighted performance for the five-year period ended December 31, 2002. The American Legacy I Variable Annuity ranked number 1 on this basis. Challenging equity markets like those experienced in 2001 and 2002 may prompt contactholders of competitors’ variable annuities to consider better-performing LNC variable annuities.

      Looking forward, so-called living benefits that provide equity market performance guarantees, are becoming more prevalent in the industry. LNC is looking at various product approaches and designs in this area that will provide a competitive benefit while still falling within its risk tolerance levels for such guarantees.

     Distribution

      Fixed annuity products as well as most individual variable annuity product lines are distributed by LFD. Recently, LNC and American Funds Distributors (“AFD”) have agreed to transition the wholesaling of the American Legacy Variable Annuity product line to LFD. Currently, AFD uses wholesalers who focus on both American Funds mutual funds, as well as the American Legacy Variable Annuity products. Segment management believes that the change to a dedicated team focused on key broker/dealer relationships developed in conjunction with AFD, should lead to renewed growth in American Legacy Variable Annuity sales. Lincoln Financial Advisors (“LFA”), LNC’s retail broker/dealer and financial planning firm, as a client of AFD and LFD, sells the American Legacy Variable Annuity and the ChoicePlus Variable Annuity. LFA also sells LNC’s MultiFund Variable Annuity product line in both the individual and employer-sponsored retirement markets and the Alliance Program in the employer-sponsored retirement market. Group fixed and variable annuity products are also distributed through the Lincoln Retirement Fringe Benefit Division’s dedicated sales force to the employer-sponsored retirement market.

     Market Position

      Capitalizing on a broad product portfolio and a strong and diverse distribution network, LNC is a leader in both the individual and employer-sponsored annuity markets. According to VARDS, LNC ranks 4th in assets as of December 31, 2002 and 10th in variable annuity sales for the year ended December 31, 2002 in the United States. LNC ranked 10th in fixed annuity sales through financial institutions for 2002 (Kenneth Kehrer Associates Fixed Annuity Sales Through Financial Institutions Rankings for 2002).

      LNC was an early entrant into the fixed and variable annuity business and as such has a mature book of business with many contracts that are out of the surrender charge period. As a result, LNC, as well as other seasoned industry participants, have been vulnerable to what are referred to as Section 1035 exchanges, named after the Internal Revenue Code Section that governs these exchanges. In 1035 exchanges, contractholders surrender their annuity and make a non-taxable transfer to another insurance company’s non-qualified annuity. Over the last three years LNC’s lapse rate went from approximately 12% in 2000 to 9.7% in 2001 and back up to 10.5% in 2002, which was better than pricing in all three years. LNC’s strong persistency and new sales growth have contributed to the maintenance of overall positive net flows throughout 2002. LNC first achieved overall positive net flows in the third quarter of 2001 after over three years of net outflows. Over the last few years, a contributing factor to the strong persistency experienced by LNC’s variable annuities has been the weak equity markets. Contractholders whose variable annuity contracts have guaranteed minimum death benefits that are in the money due to equity market declines are less likely to transfer from these contracts. In the future, however, given the ongoing volatility of the equity markets, living benefit guarantees offered by some competitors may provide contractholders with an inducement to do a 1035 exchange.

      Approximately 1,420 employees are involved in this business segment.

     2.     Life Insurance

      The Life Insurance segment, headquartered in Hartford, Connecticut, focuses on the creation and protection of wealth for its clients through the manufacture and sale of life insurance products. The Life Insurance segment offers both single and survivorship versions of universal life (“UL”), variable universal life (“VUL”), and interest-sensitive whole life (“ISWL”), as well as corporate owned life insurance (“COLI”) and term insurance. The segment also offers a linked-benefit product which is a universal life insurance policy linked with an accelerated benefits rider that provides a benefit for long-term care needs. This operation targets the affluent market, defined as households with at least $500,000 of investable net worth. Two key measures of the effectiveness of meeting the needs of this market include average face amount of policies sold, which was $1.2 million for the year ended December 31, 2002, and average premiums paid per policy sold, which were approximately $28,000 for the same period.

     Products

      The Life Insurance segment’s book of business includes interest/market-sensitive products (UL, VUL, ISWL, COLI) and traditional life products (term and guaranteed cost whole life). Profitability is driven by mortality margins (defined below), investment margins (spreads/fees), expenses and surrender fees.

      Mortality margins represent the difference between amounts charged the customer to cover the mortality risk and the cost of reinsurance and death benefits paid. Mortality charges are either specifically deducted from the contractholder’s fund (i.e. cost of insurance assessments or “COIs”) or embedded in the premiums charged to the customer. In either case, these amounts are a function of the rates priced into the product and level of insurance in-force (less reserves previously set aside to fund benefits). Insurance in-force, in turn, is driven by sales, persistency and mortality experience.

      Similar to the annuity product classifications described above, life products can be classified as “fixed” and “variable” contracts. This classification describes whether the policyholder or LNC bears the investment risk of the assets supporting the policy. This also determines the manner in which LNC earns investment margin profits from these products, either as investment spreads for fixed products or as fees charged for variable products.

      Fixed Life Insurance (primarily UL and ISWL): Premiums net of expense loads and charges received on fixed products are invested in LNC’s general account investment portfolio, so LNC bears the risk on investment performance. LNC manages investment margins, (i.e. the difference between the rate the portfolio earns compared to the rate that is credited to the customer) by seeking to maximize current yields, in line with asset/liability and risk management targets, while crediting a competitive rate to the customer. Crediting rates are typically subject to guaranteed minimums specified in the underlying life insurance contract.

      Variable Universal Life Insurance (VUL): Premiums net of expense loads and charges received on VUL products are invested in separate accounts which offer several investment options for the customer’s selection. The investment choices are the same, in most cases, as the investment choices offered in LNC’s variable annuity contracts. In addition, VUL products offer a fixed account option which is managed by LNC. Investment risk is borne by the customer on all but the fixed account option. LNC charges fees for mortality costs and administrative expenses, as well as investment management fees.

      Corporate Owned Life Insurance (“COLI”): COLI is typically purchased by corporations funding non-qualified benefit plans. These include 401(k) excess — voluntary deferrals of executive salary and/or bonus in excess of 401(k) limits and Supplemental Executive Retirement Plans (SERP’s) in a variety of forms, paid for with corporate funds. LNC offers a portfolio of both fixed UL and variable UL COLI products sold primarily through specialty brokers.

      Term Life Insurance: Term life insurance provides a death benefit without a cash accumulation balance. Policy premiums are generally paid annually.

     Distribution

      Distribution of the Life Insurance segment’s products occurs primarily through LNC’s internally owned wholesaling arm, LFD, and its retail sales arm, LFA. Both channels have an industry-wide reputation of being highly skilled in the development of financial and estate planning solutions for the affluent market. During August of 2002, the Life Insurance segment entered into a marketing agreement with M Group Financial (“M Group”) to sell LNC’s life insurance products. LNC became one of five core carriers providing life insurance and annuity products to the member firms of M Group. M Group is the largest Independent Producer Group in the nation. It is represented by over 100 firms. M Group firm members provide an opportunity to further broaden the distribution of LNC’s products to the affluent market.

     Market Position

      LNC is a leading provider of life insurance products designed specifically for the high net-worth and affluent markets. Product breadth, design innovation, competitiveness and speed to market all contribute to the strength of LNC’s life insurance operations. Averaging close to 10 major product upgrades and/or new features per year since 1998, including 14 significant VUL, UL, Term and COLI product enhancements and new riders in 2002, the Life Insurance segment is successful at meeting changing needs when market trends shift.

      LNC’s current market leadership position is a result of the breadth and quality of its product portfolio along with its commitment to exceptional customer service, its extensive distribution network and the growth opportunity offered by its target market, the affluent.

      Approximately 790 employees are involved in this business segment.

     3.     Investment Management

      The Investment Management segment, which is headquartered in Philadelphia, Pennsylvania with offices in Fort Wayne, London, and Denver, provides investment products and services to both individual and institutional investors. The primary companies within this business segment include Lincoln National Investments, Inc. (“LNI”), Lincoln National Investment Companies, Inc. (“LNIC”), and Delaware Management Holdings, Inc. (“Delaware”). LNI and LNIC are intermediate level holding companies that own the operating companies within this segment. The Investment Management segment also includes the 401(k) operations of LNL. The operating subsidiaries within Delaware offer a broad line of mutual funds, retirement plan services and other investment products including managed accounts, and “529” college savings plans to retail investors and also offer investment advisory services and products to institutional clients, which primarily include pension funds, foundations, endowment funds and trusts. Delaware currently serves as investment advisor to approximately 275 institutional accounts; acts as investment manager and/or shareholder services agent for approximately 100 open-end funds; and serves as investment manager for 10 closed-end funds. The Investment Management segment also provides investment advisory services for LNC’s corporate portfolios.

     Products

      The Investment Management segment provides an array of products for a range of investors. Products include domestic and international equity and fixed-income retail mutual funds, separate accounts, institutional mutual funds, managed accounts, “529” college savings plans, and retirement plans and services as well as administration services for these products.

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

      Delaware offers various retirement plans and services, including 401(k) plans. A 401(k) plan allows employees to divert a portion of their salary to a company-sponsored tax-sheltered account, thus deferring taxes until retirement. These plans generally offer several investment options such as equity and fixed income products. In 2002, Delaware entered the “529” college savings plan market with the roll out of “529” programs for the state of Hawaii and the Commonwealth of Pennsylvania. The persistence of poor equity markets, combined with a more crowded “529” marketplace, resulted in lower than anticipated sales in 2002.

These programs, however, provide Delaware with an opportunity to attract significant long-term assets under management.

      Delaware provides a broad range of institutional investment advisory services to corporate and public retirement plans, endowments and foundations, nuclear decommissioning trusts, socially responsible investors, sub-advisory clients and Taft-Hartley plans, among others. Most clients utilize individually managed separate accounts, which means clients have the opportunity to customize the management of their portfolio by including or excluding certain types of securities, sectors or segments within a given asset class. Because of their individually managed nature, these separate accounts are best suited for larger investment mandates. Currently, Delaware’s minimum account size is typically $10 million for U.S. investments and $100 million for non-U.S. investments.

      The funds included in the Delaware Pooled Trust product offering are no-load mutual funds designed for the institutional investor and high net worth individual. Delaware Pooled Trust is a series of SEC registered mutual funds managed in styles that are similar to institutional separate account offerings and best suited for smaller to medium-sized institutional investment mandates. Delaware’s minimum account size for these vehicles is typically $1 million.

     Market Position

      Diversity of investment styles, as well as diversity of clients served are prudent ways to diversify risk in varying market environments. Delaware, historically known primarily for a conservative, “value” equity investment style, has evolved over the last few years into an investment manager with strong and diversified offerings across multiple asset classes including value and growth equity investment styles; high-grade, high-yield and municipal fixed-income investment styles; balanced and quantitative investment styles; and international and global equity and fixed income investment styles. Delaware’s investment performance, which began to improve in 2000 with the implementation of various targeted initiatives, has been strong over the last two years. Positive investment performance has been the key driver of the overall positive net flows that have been achieved throughout 2002. The segment experienced positive net flows of $2.9 billion in 2002, an improvement of $3.5 billion from the prior year. The key contributors to this improvement were higher retail and institutional sales and improved retention of institutional assets, primarily in response to the improved investment performance relative to peers. Overall retail sales increased $2.0 billion and institutional inflows increased $1.4 billion. In addition, retail equity sales increased $1.7 billion in what was a difficult sales environment given the further weakening of the equity markets in 2002. The retail sales growth was primarily attributable to increased sales of managed accounts. A portion of these sales was bolstered by external events affecting key competitors. While the Investment Management segment has made measurable progress on the initiatives of investment performance, sales growth and institutional asset retention, its focus in 2003 is not only to sustain and improve upon those results, but also to improve overall profitability.

     Distribution

      The businesses in the Investment Management segment deliver their broad range of products through multiple distribution channels, enabling them to reach an expanding community of retail and institutional investors. Delaware distributes retail mutual funds, managed accounts, “529” college savings plans and retirement products through the LFD distribution network, LFA, and Delaware’s direct retirement sales force. Institutional products are marketed primarily by Delaware’s institutional marketing group working closely with manager selection consultants. These products are also offered primarily to defined benefit and defined contribution plan sponsors, endowments, foundations and insurance companies.

      Approximately 1,270 employees are involved in this business segment.

     4.     Lincoln UK

      Lincoln UK is headquartered in Barnwood, Gloucester, England, and is licensed to do business throughout the United Kingdom (“UK”). Although Lincoln UK transferred its sales force to Inter-Alliance Group PLC in the third quarter of 2000, it continues to manage, administer and accept new deposits on its current block of business and, accept new business for certain products. Lincoln UK’s product portfolio principally consists of unit-linked life and pension products, which are similar to U.S. produced variable life and annuity products.

      In the third quarter of 2002, Lincoln UK agreed to outsource its customer service and policy administration function to the Capita Group, plc (“Capita”). The agreement involved the transfer of approximately 500 employees to Capita. The number of employees noted below reflects the actual level of staffing for the current business structure.

      Approximately 210 employees are involved in this business segment.

Other Matters

     1.     Regulatory

      LNC’s Retirement, Life Insurance and Lincoln UK business segments, in common with those of other insurance companies, are subject to regulation and supervision by the states, territories and countries in which they are licensed to do business. The laws of these jurisdictions generally establish supervisory agencies with broad administrative powers relative to granting and revoking licenses to transact business, regulating trade practices, licensing agents, prescribing and approving policy forms, regulating premium rates for some lines of business, establishing reserve requirements, regulating competitive matters, prescribing the form and content of financial statements and reports, regulating the type and amount of investments permitted and prescribing minimum levels of capital. The ability to continue an insurance business is dependent upon the maintenance of the licenses in the various jurisdictions. In addition, variable annuities and variable life insurance businesses and products are subject to regulation and supervision by the Securities and Exchange Commission (“SEC”) and the National Association of Securities Dealers (“NASD”).

      LNC’s Investment Management segment, in common with other investment management groups, is subject to regulation and supervision by the SEC, NASD, Municipal Securities Rulemaking Board (“MSRB”), Financial Services Authority (“FSA”) in London, the Pennsylvania Department of Banking and jurisdictions of the states, territories and foreign countries in which they are licensed to do business.

      LFA is subject to regulation and supervision by the SEC and NASD on broker dealer and registered investment advisor issues.

     2.     Miscellaneous

      LNC’s insurance subsidiaries protect themselves against losses greater than the amount they are willing to retain on any one risk or event by purchasing reinsurance from unaffiliated insurance companies (see Note 7 to the consolidated financial statements).

      All businesses LNC is involved in are highly competitive due to the market structure and the large number of competitors. At the end of 2001, the latest year for which data is available, there were approximately 1,225 life insurance companies in the United States. As noted previously, based on revenues, LNC is the 8th largest U.S. stockholder-owned company within the Fortune 500 Life/ Health Insurance industry ranking (2002 Fortune 500 by Industry Rankings, April 2002). LNC’s investment management companies were the 51st largest U.S. investment management group at the end of 2001 (2001 Institutional Investor 300 Money Managers, July 2002). Also, many of the products offered by LNC’s operating companies are similar to products offered by non-insurance financial services companies, such as banks. The Financial Services Modernization Act was passed in November 1999 and repealed the Glass-Steagall Act of 1933 and expands the Bank Holding Company Act of 1956. This act allows, among other things, cross-ownership by banks, securities firms and insurance companies. In 2002, there were some cross-ownership activities in the financial services industry; however, there was minimal impact on LNC’s operations.

      Because of the nature of the insurance and investment management businesses, there is no single customer or group of customers upon whom the business is dependent. Although LNC does not have any significant concentration of customers, LNC’s Retirement segment has a long-standing distribution relation-

ship with American Funds Distributors (“AFD”) that is significant to this segment. In 2002, the American Legacy Variable Annuity product line sold through AFD accounted for about 15% of LNC’s total gross annuity deposits. In addition, the American Legacy Variable Annuity product line represents approximately 31% of LNC’s total gross annuity account values at December 31, 2002. Recently, LNC and AFD have agreed to transition the wholesaling of American Legacy to LFD. Currently, AFD uses wholesalers who focus on both American Funds mutual funds as well as the American Legacy Variable Annuity products. Segment management believes that this change to a dedicated team focused on key broker/dealer relationships developed in conjunction with AFD should renew growth in American Legacy Variable Annuity sales.

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

     3.     Available Information

      LNC files annual, quarterly and current reports, proxy statements and other documents with the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934 (the “Exchange Act”). The public may read and copy any materials that LNC files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including LNC, that file electronically with the SEC. The public can obtain any documents that LNC files with the SEC at http://www.sec.gov.

      LNC also makes available free of charge on or through its Internet website (http://www.lfg.com) LNC’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after LNC electronically files such material with, or furnishes it to, the SEC.

Item 2.     Properties

      LNC and the various operating businesses own or lease approximately 2.9 million square feet of office space. The governance group for LNC and the Investment Management segment lease 0.4 million square feet of office space in Philadelphia, Pennsylvania. The operating units in the Fort Wayne, Indiana area own or lease 1.0 million square feet. Also, businesses operating in the Chicago, Illinois metro area; Hartford, Connecticut and the United Kingdom own or lease another 0.6 million square feet of office space. An additional 0.9 million square feet of office space is owned or leased in other U.S. cities and foreign countries for branch offices and other operations. As shown in the notes to the consolidated financial statements (see Note 7 to the consolidated financial statements), the rental expense on operating leases for office space and equipment totaled $67.0 million for 2002. Office space rent expense accounts for $56.6 million of this total. This discussion regarding properties does not include information on investment properties.

Item 3.     Legal Proceedings

      LNC and its subsidiaries are involved in various pending or threatened legal proceedings, including purported class actions, arising from the conduct of business. In some instances, these proceedings include claims for unspecified or substantial punitive damages and similar types of relief in addition to amounts for alleged contractual liability or requests for equitable relief. After consultation with legal counsel and a review of available facts, it is management’s opinion that these proceedings ultimately will be resolved without materially affecting the consolidated financial position of LNC. (See Note 7 to the consolidated financial statements).

Item 4.     Submission of Matters to a Vote of Security Holders

      During the fourth quarter of 2002, no matters were submitted to security holders for a vote.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

Stock Market and Dividend Information

      The dividend on LNC’s common stock is declared each quarter by LNC’s Board of Directors. In determining dividends, the Board takes into consideration items such as LNC’s financial condition, including current and expected earnings, projected cash flows and anticipated financing needs. The range of market prices and cash dividends declared by calendar quarter for the past two years are as follows:

Common Stock Data: (per share)	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr

2002
High	$53.650	$52.540	$42.080	$35.950
Low	$47.200	$40.750	$29.120	$25.150
Dividend Declared	$0.320	$0.320	$0.320	$0.335
2001
High	$48.250	$52.300	$52.750	$49.450
Low	38.000	41.280	41.000	40.000
Dividend Declared	$0.305	$0.305	$0.305	$0.320

      Note: At December 31, 2002, the number of shareholders of record of LNC’s common stock was 10,381.

      Exchanges: New York, Chicago and Pacific.

      Stock Exchange Symbol: LNC

Item 6.     Selected Financial Data

	Year Ended December 31

	2002	2001	2000	1999	1998

	(millions of dollars, except per share data)
Total revenue	$4,635.5	$6,378.0	$6,847.1	$6,803.7	$6,087.1
Income before cumulative effect of accounting changes	91.6	605.8	621.4	460.4	509.8
Cumulative Effect of Accounting Changes	—	(15.6)	—	—	—

Net income	$91.6	$590.2	$621.4	$460.4	$509.8
Per Share Data:(1)
Net Income — Diluted	$0.49	$3.05	$3.19	$2.30	$2.51
Net Income — Basic	$0.50	$3.13	$3.25	$2.33	$2.54
Common stock dividends	$1.295	$1.235	$1.175	$1.115	$1.055

	December 31

	2002	2001	2000	1999	1998

	(millions of dollars, except per share data)
Assets	$93,133.4	$98,001.3	$99,844.1	$103,095.7	$93,836.3
Long-term debt	1,119,2	861.8	712.2	712.0	712.2
Company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely junior subordinated debentures	392.7	474.7	745.0	745.0	745.0
Shareholders’ equity	5,296.3	5,263.5	4,954.1	4,263.9	5,387.9
Per Share Data:(1)
Shareholders’ equity (Including accumulated other comprehensive income)	$29.82	$28.10	$25.92	$21.76	$26.59
Shareholders’ equity (Excluding accumulated other comprehensive income)	$25.97	$27.13	$25.85	$24.14	$23.86
Market value of common stock	$31.58	$48.57	$47.31	$40.00	$40.91

(1)	Per share amounts were affected by the retirement of 12,088,100; 11,278,022; 6,222,581; 7,675,000 and 1,246,562 shares of common stock in 2002, 2001, 2000, 1999 and 1998, respectively. In addition, 4,630,318 shares of common stock were issued in 2001 related to the settlement of purchase contracts issued in conjunction with FELINE PRIDES financing.

Item 7.     Management’s Discussion and Analysis of Results and Financial Condition

Introduction

      Lincoln National Corporation (“LNC”) is a holding company. Through subsidiary companies, LNC operates multiple insurance and investment management businesses. The collective group of companies uses, “Lincoln Financial Group” as its marketing identity. LNC is the 39th largest (based on assets) United States Corporation (2001 Fortune 500, Largest U.S. Corporations, April 2002). Operations are divided into four business segments: 1) Lincoln Retirement (formerly known as the Annuities segment), 2) Life Insurance, 3) Investment Management and 4) Lincoln UK. LNC reports operations not directly related to the business segments and unallocated corporate items (i.e., corporate investment income, interest expense on corporate debt, unallocated overhead expenses, and the operations of Lincoln Financial Advisors (“LFA”) and Lincoln Financial Distributors (“LFD”) and the amortization of the deferred gain on the sale of Lincoln Re) in “Other Operations”. Prior to the fourth quarter of 2001, LNC had a Reinsurance segment. Total employment of LNC at December 31, 2002 on a consolidated basis was 5,830.

Forward-Looking Statements — Cautionary Language

      The pages that follow review results of operations of LNC Consolidated, LNC’s four business segments and “Other Operations”; LNC’s consolidated investments; and consolidated financial condition including liquidity, cash flows and capital resources. Historical financial information is presented and analyzed. Where appropriate, factors that may affect future financial performance are identified and discussed. Certain statements made in this report are “forward-looking statements” within the meaning of the Securities Litigation Reform Act of 1995 (the “Act”). Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain words like: “believe”, “anticipate”, “expect”, “estimate”, “project”, “will”, “shall” and other words or phrases with similar meaning.

      Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from the results contained in the forward-looking statements. These risks and uncertainties include, among others, subsequent significant changes in: the Company (e.g., acquisitions and divestitures of legal entities and blocks of business — directly or by means of reinsurance transactions); financial markets (e.g., interest rates and securities markets); competitors and competing products and services; LNC’s ability to operate its businesses in a relatively normal manner; legislation (e.g., corporate, individual, estate and product taxation); the price of LNC’s stock; accounting principles generally accepted in the United States; regulations (e.g., insurance and securities regulations); and debt and claims-paying ratings issued by nationally recognized statistical rating organizations.

      Other risks and uncertainties include: the risk that significant accounting, fraud or corporate governance issues may adversely affect the value of certain investments; whether necessary regulatory approvals are obtained (e.g., insurance department, Hart-Scott-Rodino, etc.) and, if obtained, whether they are obtained on a timely basis; whether proceeds from divestitures of legal entities and blocks of business can be used as planned; litigation, arbitration and other actions (e.g., (a) adverse decisions in significant actions including, but not limited to extra contractual and class action damage cases, (b) new decisions which change the law, (c) unexpected trial court rulings, (d) unavailability of witnesses and (e) newly discovered evidence); acts of God (e.g., hurricanes, earthquakes and storms); whether there will be any significant charges or benefits resulting from the contingencies described in the footnotes to LNC’s consolidated financial statements; acts of terrorism or war; the stability of governments in countries in which LNC’s subsidiaries do business; and other insurance risks (e.g., policyholder mortality and morbidity).

      The risks included here are not exhaustive. Other sections of this report, and LNC’s quarterly reports on Form 10-Q, current reports on Form 8-K and other documents filed with the Securities and Exchange Commission include additional factors which could impact LNC’s business and financial performance. Moreover, LNC operates in a rapidly changing and competitive environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors. Further, it is not possible to assess the impact of all risk factors on LNC’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undo reliance on forward-looking statements as a prediction of actual results. In addition, LNC disclaims any obligation to update any forward-looking statements to reflect events or circumstances that occur after the date of this report.

Critical Accounting Policies

      Given the nature of LNC’s business, the Company’s accounting policies require the use of judgments relating to a variety of assumptions and estimates. Because of the inherent uncertainty in the assumptions and estimates underlying these accounting policies, under different conditions or assumptions the amounts reported in LNC’s financial statements could be materially different. Throughout Management’s Discussion and Analysis, the application of these various critical accounting policies is addressed along with the effect of changes in estimates and assumptions.

      To provide an overall perspective on these critical accounting policies, and guidance as to the specific areas within Management’s Discussion and Analysis where these critical accounting policies are discussed in detail, a summary of critical accounting policies and the disclosure location is presented below.

      Accounting for intangible assets requires numerous assumptions, such as estimates of expected future profitability for various LNC operations and LNC’s ability to retain its existing blocks of life and annuity business in force. LNC’s accounting policies for the intangible assets of deferred acquisition costs (“DAC”) and the present value of acquired blocks of in-force policies (“PVIF”) are discussed within the Lincoln Retirement, Life Insurance and Lincoln UK segments. LNC’s overall accounting policy for other identified intangibles and goodwill is discussed within Results of Consolidated Operations. A key assumption affecting the accounting for DAC and PVIF is the performance of equity markets. Sensitivity to changes in equity market performance upon LNC’s net income is discussed under the heading “First Quarter 2003 Guidance for the Effects of Equity Market Volatility on Fee Income, DAC and GMDB” found within LNC’s discussion of Consolidated Operating results. Additionally, LNC has goodwill resulting from various acquisitions. Refer to the “Accounting for Business Combinations and Goodwill and Other Intangible Assets” section for discussion of the evaluation of goodwill for impairment. Within the Investment Management segment, LNC has an intangible asset for Deferred Dealer Commissions. A significant decrease in the equity markets could affect the carrying value of this asset. Refer to the Investment Management Results of Operations section for future discussion of this asset.

      Determining whether a decline in current fair values for invested assets is other than a temporary decline in value can frequently involve a variety of assumptions and estimates, particularly for investments that are not actively traded on established markets. For instance, assessing the value of some investments requires an analysis of expected future cash flows. Some investment structures, such as collateralized debt obligations, often represent selected levels, or tranches of underlying investments in a wide variety of underlying issuers. LNC’s accounting policies for its invested assets are discussed within Results of Consolidated Operations and Consolidated Investments. Specific discussion of LNC’s accounting policy for write-downs for securities that were determined to have declines in fair value that were other than temporary along with analysis of securities available-for-sale in an unrealized loss position can be found within Consolidated Investments.

      To protect itself from a variety of equity market and interest rate risks that are inherent in many of LNC’s life insurance and annuity products, LNC uses various derivative instruments. Assessing the effectiveness of these hedging programs and evaluating the carrying values of the related derivatives often involves a variety of assumptions and estimates. LNC’s accounting policies for derivatives are discussed within Results of Consolidated Operations, Consolidated Investments and within the discussion of Quantitative and Qualitative Disclosures About Market Risk. In addition, discussion of the potential impact on interest rate risk in a falling rate environment is included in the “Interest Rate Risk — Falling Rates” section within LNC’s discussion of Quantitative and Qualitative Disclosures About Market Risk.

      Establishing adequate liabilities for LNC’s obligations to its policyholders requires assumptions to be made regarding mortality and morbidity. The effect of variances in these assumptions is discussed within the Lincoln Retirement and Life Insurance segments. In addition, refer to the discussion of personal accident and disability income reserves included within the Acquisition and Divestiture discussion of the disposition of LNC’s former Reinsurance segment within Other Operations. As discussed within the Lincoln Retirement segment, one of the liabilities is the reserve for Guaranteed Minimum Death Benefits (“GMDB”). A key assumption affecting the accounting for GMDB is the performance of equity markets. Sensitivity to changes in equity market performance upon GMDB and LNC’s net income is discussed under the heading “First Quarter 2003 Guidance for the Effects of Equity Market Volatility” found within LNC’s discussion of Quantitative and Qualitative Disclosures About Market Risk.

      Pursuant to the accounting rules for LNC’s obligations to employees under its various retirement and welfare benefit plans, LNC is required to make a large number of assumptions, such as the future performance of financial markets and the composition of LNC’s employee workforce in the future. LNC’s accounting for its employee plans is discussed in detail within Note 6 Employee Benefit Plans, which is included in the notes to consolidated financial statements.

      Establishing reserves for litigation and compliance-related regulatory actions inherently involve a variety of estimates of potential future outcomes. These matters are discussed within Results of Consolidated Operations and in the Lincoln UK segment, with additional detail provided within Note 7 Restrictions, Commitments and Contingencies, which is included in the notes to consolidated financial statements.

      As LNC responds to an ever-changing business environment and continues to adapt its organizational and operational structures, the frequency of necessary restructuring activities increases. Establishing reserves for the expected costs of these restructurings requires a variety of estimates and assumptions. The accounting for LNC’s restructurings is discussed within Results of Consolidated Operations and within Results of Operations for each affected business segment, as well as within Note 12 Restructuring Charges included in the notes to consolidated financial statements.

      Continued access to capital markets and maintenance of favorable debt and claims paying ratings are critical to LNC’s future success. LNC’s accounting, in a wide variety of areas, is inherently dependant upon continued access to capital and maintaining adequate ratings. Detailed discussion of LNC’s access to capital markets, liquidity status and ratings are contained within Review of Consolidated Financial Condition.

      Finally, it is LNC’s policy to provide disclosure of commitments or guarantees so that its financial statements present as complete a picture of LNC’s financial condition as possible. The vast majority of these commitments or guarantees relate to LNC’s life insurance and retirement businesses and, as such, are reflected on LNC’s balance sheet. Any off-balance sheet commitments or guarantees that LNC is subject to are disclosed within Review of Consolidated Financial Condition and Note 7 Restrictions, Commitments and Contingencies which is included in the notes to consolidated financial statements.

      On pages 19 through 56, the results of operations of LNC consolidated, LNC’s four business segments and “Other Operations” are presented and discussed. Pages 56 through 68 discuss LNC’s consolidated investments. Pages 68 through 73 discuss LNC’s consolidated financial condition including liquidity and cash flow, and capital resources. Pages 73 through 81 provide LNC’s quantitative and qualitative disclosures about market risk. Please note that all amounts stated in this “Management’s Discussion and Analysis” are on an after-tax basis except where specifically identified as pre-tax.

      This “Management’s Discussion and Analysis” should be read in conjunction with the audited consolidated financial statements and accompanying notes presented on pages 83 through 147.

Overview: Results of Consolidated Operations

Summary Information

				Increase
	Year Ended December 31			(Decrease)

	2002	2001	2000	2002	2001

	(in millions)
Life insurance and annuity premiums	$295.6	$1,363.4	$1,403.3	(78%)	(3%)
Health insurance premiums	20.3	340.6	409.8	(94%)	(17%)
Insurance fees	1,434.4	1,544.0	1,661.4	(7%)	(7%)
Investment advisory fees	183.3	197.2	213.2	(7%)	(8%)
Net investment income	2,608.3	2,679.6	2,747.1	(3%)	(2%)
Equity in earnings of unconsolidated affiliates	(0.6)	5.7	(0.4)
Realized gain (loss) on investments and derivative instruments	(271.5)	(114.5)	(28.3)
Gain (loss) on sale of subsidiaries	(8.3)	12.8	—
Other revenue and fees	373.9	349.2	441.0	7%	(21%)

Total Revenue	4,635.4	6,378.0	6,847.1	(27%)	(7%)
Life insurance and annuity benefits	2,504.4	3,107.6	3,108.2	(19%)	—
Health benefits	355.1	302.1	449.0	18%	(33%)
Underwriting, acquisition, insurance and other expenses	1,677.7	2,083.2	2,314.1	(19%)	(10%)
Interest and debt expenses	96.6	121.0	139.5	(20%)	(13%)
Federal income taxes	(90.0)	158.3	214.9

Income before cumulative effect of accounting changes	91.6	605.8	621.4
Cumulative effect of accounting changes	—	(15.6)	—

Net Income	$91.6	$590.2	$621.4	(84%)	(5%)
Items Included in Net income:
Realized Gain (Loss) on Investments and Derivative Instruments (after-tax)	$(176.4)	$(73.6)	$(17.5)
Gain (Loss) on Sale of Subsidiaries (after-tax)	(9.4)	15.0
Restructuring Charges (after-tax)	2.0	(24.7)	(80.2)
FAS 113 Reserve Development on Business Sold through Indemnity Reinsurance (after-tax)	(199.1)	—	—
Cumulative Effect of Accounting Changes (after-tax)	—	(15.6)	—
Goodwill Amortization (after-tax)	—	43.4	45.1

Summary

     Comparison of 2002 to 2001

      Net income decreased $498.6 million or 84%. The decrease in net income included an increase in realized losses on investments and derivatives of $102.8 million and expenses totaling $199.1 million recorded in 2002 related to increases in reserves for the business sold through indemnity reinsurance to Swiss Re. The realized losses on investments resulted from declines in value and the sale and write-downs of fixed maturity securities. See the Consolidated Investment section for further discussion of this matter.

      A significant contributor to the decrease in net income was the poor performance of the equity markets impact on fee income, DAC and PVIF amortization and GMDB reserves and benefits. The equity market impact is discussed in more detail within the discussion of results of operations by segment.

      Consolidated revenue decreased primarily due to the reduction of revenue of $1,699.4 million (pre-tax), excluding realized losses on investments, from the former Reinsurance segment in 2001. Another contributor to the decline in revenue was the increase in realized losses on investments noted above. Included in 2002 revenue was $74.4 million (pre-tax) for the amortization of the deferred gain on indemnity reinsurance compared to $20.4 million in 2001. The Lincoln Retirement and Lincoln UK segments experienced decreased fee income due to the negative impact that 2001 and 2002 equity market declines had on average variable annuity (Retirement) and unit-linked (Lincoln UK) account values. The Investment Management segment had decreased investment advisory fees and other revenue and fees as a result of lower retail and institutional assets under management during 2002. The decrease in assets under management was primarily a result of the declining equity markets.

      Consolidated expenses (excluding goodwill amortization, restructuring charges, reserve increases on business sold through reinsurance and federal income taxes) decreased by $1,202.0 million or 22% largely due to the sale of LNC’s reinsurance business to Swiss Re in the fourth quarter of 2001. Expenses for the operations of the former Reinsurance segment, excluding goodwill amortization, were $1,503.7 million in 2001. Expenses were negatively affected by the decline in the equity markets which resulted in negative unlocking of DAC and PVIF in the Lincoln Retirement, Life Insurance and Lincoln UK business segments, and increased reserves and payments for GMDB in the Lincoln Retirement segment.

      For 2002, LNC reported a tax benefit of $90.0 million on $1.6 million of pre-tax earnings. This unusual relationship between tax benefit and pre-tax earnings results from the fact that LNC has tax-preferred investment income that does not change proportionately with the change in consolidated pre-tax earnings. LNC’s tax-preferred investment income is primarily the result of dividend received deductions attributable to LNC’s allocable share of dividend income generated by equity securities held within the Lincoln Retirement segments’ separate accounts. See note 4, Federal Income Taxes, to the consolidated financial statements for more details.

     Comparison of 2001 to 2000

      Net income for 2001 was $590.2 million compared to $621.4 million for 2000, a $31.2 million or 5% decrease. Restructuring charges, net of the release of liabilities, included in net income in 2001 and 2000 were $24.7 million and $80.2 million, respectively. Contributing to the decrease in 2001 were realized losses on investments and derivative instruments of $73.6 million in 2001 compared to $17.5 million in 2000. These investment losses were due primarily to losses of $41.8 million (pre-tax) taken on Enron and Argentina securities in the fourth quarter of 2001 in addition to increased write-downs of other securities throughout 2001 due to credit deterioration. Partially offsetting the additional losses in 2001 was the gain on sale of certain reinsurance stock companies to Swiss Re of $15.0 million. The remaining $30.1 million decrease in Net Income between years was primarily the result of decreased earnings from the Lincoln Retirement and Investment Management segments, as well as LNC’s distributors, LFA and LFD, which are reported in Other Operations. These negative variances were partially offset by improved earnings from the Life Insurance segment and the former Reinsurance segment, included within Other Operations. In addition, included in net income for 2001 was one month’s amortization of the deferred gain on the business transferred to Swiss Re via indemnity reinsurance. There was also a decrease in the net loss from LNC Financing and Other Corporate within Other Operations.

      Total revenue, excluding realized gains and losses on investments and derivative instruments and gain on sale of subsidiaries, decreased by $395.7 million or 6% in 2001 due primarily to lower fee income in the Lincoln Retirement segment and lower investment advisory fees in the Investment Management segment resulting from the depressed equity markets in 2001 and to a lesser extent to net outflows in annuities and investment products. In addition, Lincoln UK had a decrease in operating revenue due to lower business volume along with lower fee income resulting from a downturn in the United Kingdom equity markets over the last half of 2001. The former Reinsurance segment’s operating revenue was down in 2001 as its results only included eleven months of activity. Finally, LFA and LFD included in Other Operations had lower sales revenue largely attributable to the volatile equity markets. Partially offsetting these negative variances, the Life Insurance segment had increased operating revenue due to growth in life insurance in-force.

      Total expenses, exclusive of restructuring charges and Federal income taxes, decreased by $329.9 million or 6% in 2001 due primarily to decreased expenses in the Lincoln UK segment as a result of the decrease in business volume along with effective expense management. The former Reinsurance segment had a decrease due to only eleven months of expenses being reported for its operations. However, included in 2001 expenses for the former Reinsurance segment were losses recorded for the events of September 11. The Lincoln Retirement segment had a decrease in expenses due primarily to less amortization of deferred acquisition costs and other intangible assets partially offset by increased operating and administrative expenses and benefits expenses. The Investment Management segment also experienced decreased expenses due to effective expense management and lower amortization of other intangibles assets. Partially offsetting these positive variances were increases in expenses in the Life Insurance segment, as well as LFD and LFA. Expenses increased in the Life Insurance segment primarily as a result of the growth in in-force, which drove interest credited to policyholders higher. LFD had higher expenses primarily as a result of its investment in new wholesalers during 2001 and LFA experienced an increase in general and administrative expenses partially offset by a decrease in commissions and other volume-related expenses. These expenses fell as a direct result of lower sales volume in 2001. For further discussion of the results of operations, see the discussion of the results of operations by segment.

      LNC’s domestic consolidated product deposits and net flows were as follows:

	Year Ended December 31

	2002	2001	2000

	(in billions)
Deposits (1):
Lincoln Retirement Segment	$6.4	$6.4	$5.2
Life Insurance Segment	2.1	1.9	1.9
Investment Management Segment (including both retail and institutional deposits)	10.9	7.5	8.4
Consolidating Adjustments (2)	(1.4)	(1.0)	(0.4)

Total Deposits	$18.0	$14.8	$15.1

Net Flows (1):
Lincoln Retirement Segment	$0.5	$0.1	$(2.9)
Life Insurance Segment	1.3	1.2	1.2
Investment Management Segment (including both retail and institutional net flows)	2.9	(0.6)	(7.2)
Consolidating Adjustments (2)	—	(0.2)	1.4

Total Net Flows	$4.7	$0.5	$(7.5)

(1)	For additional detail of deposit and net flow information see the discussion of the Results of Operations by Segment.

(2)	Consolidating adjustments represent the elimination of deposits and net flows on products affecting more than one segment.

     First Quarter 2003 Guidance for the Estimated Effect of Equity Market Volatility

      In prior periods, Lincoln National Corporation (“LNC”) provided guidance on the estimated effect of equity market volatility on its 2002 results. The following guidance is being provided for purposes of modeling the expected effects of equity market volatility for the first quarter of 2003. As will be explained in greater detail below, the effects on LNC’s results of significant volatility in equity markets are complex and are not expected to be proportional for market increases and market decreases. The first quarter 2003 information provided below is based upon market conditions and LNC’s mix of business as of the beginning of the year. This guidance can be expected to change as actual circumstances change. Although LNC believes this guidance provides reasonable estimates based upon conditions as of January 1, 2003, LNC claims no responsibility for updating this forward-looking information.

      This guidance is intended to provide a general indication of the expected effect of equity market volatility on LNC’s fee income; deferred acquisition costs (“DAC”) and present value of in-force (“PVIF”) intangible assets; and guaranteed minimum death benefit (“GMDB”) reserves. Excluded from this guidance is the effect that equity market changes may have upon LNC’s realized and unrealized gains and losses on investments and intangible assets, other than DAC and PVIF. For example, write-downs for impairment of goodwill and deferred dealer commission assets may be necessary under certain market conditions. These matters are not included within the guidance provided in this document.

      In measuring the estimated effects of changes in equity markets on its Retirement segment, LNC uses the S&P 500 index. LNC has generally found that the S&P 500 index is reasonably correlated to the effect of overall equity markets performance on this segment’s account values. Because LNC’s fee income earned on its variable annuity business is determined daily, the change in the S&P 500 on a daily average basis relative to the level of the S&P 500 at the beginning of each quarter provides a reasonable indication of the impact quarterly changes in equity markets have on the Retirement segment’s fee income. Because end of period account values are used for computing DAC unlocking and for incurred GMDB costs, the end of period change in the S&P 500 is used in measuring the estimated market impact of DAC unlocking and for the impact associated with incurred GMDB costs. In addition, because DAC and GMDB calculations have an assumed 9% positive annual equity market return, or a 2.25% quarterly assumption, variances in actual market performance relative to these calculation assumptions will generate positive or negative DAC unlocking and GMDB adjustments.

      It is important to understand that the actual effect on fee income of market changes in the current quarter of an equity market change and the effect in the immediately following quarter will not be equal to a pro-rata 25% of the estimated annualized effect of the market change. This is due to the fact that the actual change in fee income in the immediate quarter during which the market changes is measured by the change in actual variable account values from the beginning of the quarter compared to the average balance of variable account values for the quarter. The change in fee income due to the change from average account values to ending account values does not occur in the immediate quarter of the market change; rather, that change in fee income will occur in the quarter following the market change. LNC estimates that this lagging effect for the fourth quarter 2002 equity markets change will create a decrease of $0.5 million in fee income in the first quarter of 2003, because average account values for the fourth quarter of 2002 exceeded the level of ending account values at December 31, 2002.

      LNC also uses the S&P 500 index when describing the general effects of changes in equity markets for the Life Insurance segment. For the Lincoln UK segment, the FTSE 100 index provides a reasonable measure for approximating the effect of equity markets performance on earnings. LNC estimates that the lagging effect for the fourth quarter 2002 equity markets change will create a decrease of $0.1 million in fee income for Lincoln UK in the first quarter of 2003, because average account values for the fourth quarter of 2002 exceeded the level of ending account values at December 31, 2002.

      Additional market indices are used in measuring the effects of the market on the results of LNC’s Investment Management segment. All of the relevant equity market indices (S&P, NASDAQ and MSCI EAFE) declined during the third quarter, ranging from a 19.9% NASDAQ decline to a 19.7% decline in the MSCI EAFE index. The fourth quarter increases were a 13.9% increase in the NASDAQ and a 6.5% increase in the MSCI EAFE index. The ongoing effect of the fourth quarter equity markets increase is expected to be a $0.1 million increase in the first quarter of 2003.

      The following discussion concerning the estimated effects of ongoing equity market volatility on LNC’s earnings is intended to be illustrative. Actual effects may vary depending on a variety of factors, many of which are outside of LNC’s control, such as changing customer behaviors that might result in changes in the mix of LNC’s business between variable or fixed annuity contracts, switching between investment alternatives available within variable products, or changes in policy lapsation rates. The relative effects shown in the illustrative scenarios presented below should not be considered to be indicative of the proportional effects on earnings that more significant changes in equity markets may generate. Such non-proportional effects include those discussed earlier, such as incurred GMDB costs and DAC unlocking.

      Since the effect of continued equity market volatility is complex and subject to a variety of estimates and assumptions, such as assumed rates of long-term equity market performance, it is difficult to provide information that can be reliably applied to predict earnings effects over a broad range of equity markets performance alternatives. But in an effort to provide some insight into these matters, LNC has provided below illustrative examples of the effects that equity market volatility might be expected to have on LNC’s earnings. The underlying assumptions regarding these illustrations are as follows:

1)	The first scenario assumes that equity markets remain unchanged from their respective levels at December 31, 2002 through the first quarter of 2003.

2)	The second scenario assumes that from December 31, 2002 through the end of the first quarter of 2003 equity markets increase smoothly by 2.5%.

3)	The third scenario assumes that from December 31, 2002 through the end of the first quarter of 2003 equity markets decline smoothly by 2.5%.

      As the above assumptions indicate, actual equity market changes that may have occurred since December 31, 2002 up to the date of issuance of this guidance are not being considered; rather, the examples that follow are provided to illustrate the effects of a hypothetical change in equity markets from December 31, 2002. The following tables are examples of the estimated effects on earnings that might be expected for each of these scenarios.

Scenario #1:

No change in equity markets from December 31, 2002 through March 31, 2003.
Estimated Effect on First Quarter of 2003 Results (Million $):

		Market Effects	Ongoing Effects of
		Reported in	Market Changes
		Fourth	from 4Q02 on	Current Effects in	Total Effect in
Segment		Quarter 2002	1Q03	First Quarter 2003	First Quarter 2003

Retirement	Fees Q1 Effect*	$—	$—	$—	$—
	Fees Q4 Effect*	$2.8	$(0.5)	$—	$(0.5)
	Total Fee Income	$2.8	$(0.5)	$—	$(0.5)
	Other	$—	$—	$—	$—
	GMDB	$2.5	$—	$(5.9)	$(5.9)
	DAC	$0.6	$—	$—	$—
Retirement	Total Effect	$5.9	$(0.5)	$(5.9)	$(6.4)
Life Insurance	Total Effect	$0.6	$—	$(0.2)	$(0.2)
Investment Management	Total Effect	$1.4	$0.1	$—	$0.1
Lincoln UK	Fee Income*	$0.5	$(0.1)	$—	$(0.1)
	DAC/ PVIF	$1.4	$—	$(0.9)	$(0.9)
Lincoln UK	Total Effect	$1.9	$(0.1)	$(0.9)	$(1.0)
LNC Total	Total Effect	$9.8	$(0.5)	$(7.0)	$(7.5)

*	Differences exist in the market change effect on fee income for the current quarter, as compared to the ongoing quarterly effect, because the change in fee income in the immediate quarter is determined by the change in beginning variable account balances to average variable account balances for the current quarter. The change in fee income in the next subsequent quarter is determined by the change in average account values to ending variable account values that occurred due to the market changing in the preceding quarter.

However, in all following quarters, the ongoing effect of changes in the market occurring in the current quarter will be determined by the difference in beginning of quarter to end of quarter variable account balances. For purposes of this guidance, the change in account values is assumed to correlate with the change in the relevant index.

Scenario #2:

2.5% increase in equity markets from December 31, 2002 to March 31, 2003 occurs smoothly during the quarter.
Estimated Effect on First Quarter of 2003 Results (Million $):

		Market Effects	Ongoing Effects of
		Reported in	Market Changes	Current Effects	Total Effect
		Fourth	from 4Q02	in	in
Segment		Quarter 2002	on 1Q03	First Quarter 2003	First Quarter 2003

Retirement	Fees Q1 Effect*	$—	$—	$0.6	$0.6
	Fees Q4 Effect*	$2.8	$(0.5)	$—	$(0.5)
	Total Fee Income	$2.8	$(0.5)	$0.6	$0.1
	Other	$—	$—	$—	$—
	GMDB	$2.5	$—	$(3.9)	$(3.9)
	DAC	$0.6	$—	$—	$—
Retirement	Total Effect	$5.9	$(0.5)	$(3.3)	$(3.8)
Life Insurance	Total Effect	$0.6	$—	$—	$—
Investment Management	Total Effect	$1.4	$0.1	$0.4	$0.5
Lincoln UK	Fee Income*	$0.5	$(0.1)	$0.1	$—
	DAC/PVIF	$1.4	$—	$0.1	$0.1
Lincoln UK	Total Effect	$1.9	$(0.1)	$0.2	$0.1
LNC Total	Total Effect	$9.8	$(0.5)	$(2.7)	$(3.2)

*	See * under Scenario #1 for explanation.

Scenario #3:

2.5% decline in equity markets from December 31, 2002 to March 31, 2003 occurs smoothly during the quarter.
Estimated Effect on First Quarter of 2003 Results (Million $):

		Market Effects	Ongoing Effects of
		Reported in	Market Changes	Current Effects	Total Effect
		Fourth	from 4Q02	in	in
Segment		Quarter 2002	on 1Q03	First Quarter 2003	First Quarter 2003

Retirement	Fees Q1 Effect*	$—	$—	$(0.6)	$(0.6)
	Fees Q4 Effect*	$2.8	$(0.5)	$—	$(0.5)
	Total Fee Income	$2.8	$(0.5)	$(0.6)	$(1.1)
	Other	$—	$—	$(0.6)	$(0.6)
	GMDB	$2.5	$—	$(10.7)	$(10.7)
	DAC	$0.6	$—	$(2.4)	$(2.4)
Retirement	Total Effect	$5.9	$(0.5)	$(14.3)	$(14.8)
Life Insurance	Total Effect	$0.6	$—	$(0.5)	$(0.5)
Investment Management	Total Effect**	$1.4	$0.1	$(0.4)	$(0.3)

		Market Effects	Ongoing Effects of
		Reported in	Market Changes	Current Effects	Total Effect
		Fourth	from 4Q02	in	in
Segment		Quarter 2002	on 1Q03	First Quarter 2003	First Quarter 2003

Lincoln UK	Fee Income*	$0.5	$(0.1)	$(0.1)	$(0.2)
	DAC/PVIF	$1.4	$—	$(1.9)	$(1.9)
Lincoln UK	Total Effect	$1.9	$(0.1)	$(2.0)	$(2.1)
LNC Total	Total Effect	$9.8	$(0.5)	$(17.2)	$(17.7)

*	See * under Scenario #1 for explanation.

**	The above table excludes the impact of an impairment of the deferred dealer commission asset within the Investment Management segment. For instance, a review of the deferred dealer commission asset was performed as of March 10, 2003. Based on information currently available, it is estimated that a decline of approximately 3% in the equity markets from March 10, 2003 levels may trigger a loss, which would range from approximately $7.4 million to $11.4 million after-tax with the application of assumed discount rates ranging between 10% to 18% for purposes of measuring the fair value of the deferred dealer commission asset. The estimated balance of the deferred dealer commission asset as of March 10, 2003 was approximately $50 million.

      The above examples are based upon the estimated annual effect on earnings for each one-percentage point change in relevant equity market indices. Taking one-fourth of this annual estimate would generate the expected effect of the equity market change on quarterly results, with the exception of DAC unlocking and GMDB incurred cost calculations where the effect is fully reflected in one quarter. The estimated annual effect in millions of dollars per one-percentage change and the changes in each of the relevant market indices used in the above examples, are listed in the following table.

			2.50% increase in	2.50% decline in
Segment and Effect	Relevant Measure	No Change in Market	First Quarter 2003	First Quarter 2003

Retirement — Fee Income	Ave Daily Change in S&P 500	$2.0 M × 0.0	$2.0 M × 1.25	$2.0 M × (1.25)
Retirement — Other Items	Actual Change in S&P 500 vs. Expected	$0.5 M × 0.0	$0.5 M × 0.25	$0.5 M × (4.75)
Retirement — GMDB Incurred Costs	Actual Change in S&P 500 vs. Expected	($5.9M)	($5.9M) + $0.8M × 2.5	($5.9M) + ($1.9 M) × (2.5)
Retirement — DAC	Actual Change in S&P 500 vs. Expected	$0.0 M × 0.0	$0.0 M × 0.25	$0.5 M × (4.75)
Life Insurance — DAC	Actual Change in S&P 500 vs. Expected	$0.11 M × (2.25)	$0.11 M × 0.25	$0.11 M × (4.75)
Investment Management — Total*	Blend of Market Indices	$0.6 M × 0.0	$0.6 M × 2.5	$0.6 M × (2.5)*
Lincoln UK — Fee Income	Ave Daily Change in FTSE 100	$0.2 M × 0.0	$0.2 M × 1.25	$0.2 M × (1.25)
Lincoln UK — DAC/PVIF	Actual Change in FTSE 100 vs. Expected Change	$0.4 M × (2.25)	$0.3 M × 0.25	$0.4 M × (4.75)

*	The above table excludes the impact of an impairment of the deferred dealer commission asset within the Investment Management segment. For instance, a review of the deferred dealer commission asset was performed as of March 10, 2003. Based on information currently available, it is estimated that a decline of approximately 3% in the equity markets from March 10, 2003 levels may trigger a loss, which would range from approximately $7.4 million to $11.4 million after-tax with the application of assumed discount rates ranging between 10% to 18% for purposes of measuring the fair value of the deferred dealer commission asset. The estimated balance of the deferred dealer commission asset as of March 10, 2003 was approximately $50 million.

      As the above table indicates, the annual effect of a one percent change in equity markets varies depending upon the severity of the change. Presented below are estimated one million dollar effects for various market changes that are currently used by LNC in modeling the Lincoln Retirement segment. These estimated effects are subject to ongoing modification, as they are particularly sensitive to the mix of business and to the actual level of variable account balances.

      The following table provides the annual effect for changes in equity markets for the Lincoln Retirement segment related to fee income and other:

	20% +	11 – 20%	6 – 10%	1 to 5%		1 to 5%	6 – 10%
	Decline	Decline	Decline	Decline	No Change	Increase	Increase	11% +

	($ Millions for each 1% Change in Relevant Market Index)
Fee Income	(1.6)	(1.8)	(1.9)	(2.0)	—	2.0	2.1	2.2
Other	(0.5)	(0.5)	(0.5)	(0.5)	—	0.5	0.5	0.5

      The estimated annual effects indicated in the table above are applicable for the first quarter of 2003. For example, assume an estimate is being computed for the quarterly effect on Lincoln Retirement’s fee income due to a 2.5% increase in the markets occurring in the first quarter of 2003. In this example, the expected quarterly effect of a first quarter 2.5% increase is estimated as: ($2.0*1.25/4) = $0.625 million.

      The table provided below contains information for use in estimating the first quarter 2003 effect for changes in equity markets for the Lincoln Retirement segment related to GMDB and DAC. For GMDB, quarterly results will include a reserve adjustment. This is due to the fact that LNC has established the GMDB reserves net of anticipated future GMDB fee revenues. As a result, an adjustment will be required to increase GMDB reserves during periods where a GMDB Net Amount At Risk exists.

      Based upon the Net Amount At Risk for GMDB at December 31, 2002, the first quarter 2003 GMDB reserve adjustment is estimated at $5.9 million (included in the no change column in the table below).

	20% +	11 – 20%	6 – 10%	1 to 5%		1 to 5%	6 – 10%
	Decline	Decline	Decline	Decline	No Change	Increase	Increase	11% +

	($ Millions for each 1% Change in Relevant Market Index)
GMDB	(2.7)	(2.3)	(2.1)	(1.9)	(5.9)	0.8	1.0	1.3
DAC	(0.9)	(0.6)	(0.6)	(0.5)	—	—	0.3	0.4

      The estimated quarterly effects indicated in the table above are applicable for the first quarter of 2003. For example, assume an estimate is being computed for the quarterly effect on Lincoln Retirement’s GMDB reserve due to a 2.5% increase in the equity markets occurring in the first quarter of 2003. The estimated quarterly effect is calculated as follows: $(5.9) + 0.8*2.5 = $(3.9) million.

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

      In compliance with the transition provision of FAS 142, LNC completed the first step of the transitional goodwill impairment test during the second quarter of 2002. The valuation techniques used by LNC to estimate the fair value of the group of assets comprising the different reporting units varied based on the characteristics of each reporting unit’s business and operations. A number of valuation approaches, including discounted cash flow modeling, were used to assess the goodwill of the reporting units within LNC’s Lincoln Retirement, Life Insurance and Lincoln UK segments. Valuation approaches combining multiples of revenues, earnings before interest, taxes, depreciation and amortization (“EBITDA”) and assets under management were used to estimate the fair value of the reporting units within LNC’s Investment Manage-

ment segment. The results of the first step of the tests indicated that LNC did not have impaired goodwill. LNC has chosen October 1 as its annual review date. As such, LNC performed another valuation review during the fourth quarter of 2002. The results of the first step of the tests performed as of October 1, 2002 indicated that LNC did not have impaired goodwill. The valuation techniques used by LNC for each reporting unit were consistent with those used during the transitional testing.

      As a result of the application of the non-amortization provisions of the new standards, LNC had an increase in net income of $41.7 million ($0.22 per common share on a fully diluted basis) for the year ended December 31, 2002.

Accounting for the Impairment or Disposal of Long-lived Assets

      In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”), which supersedes Statement of Financial Accounting Standards No. 121, and the accounting and reporting provisions of APB Opinion No. 30. FAS 144 is effective for fiscal years beginning after December 15, 2001. LNC adopted FAS 144 on January 1, 2002 and the adoption of the Statement did not have a material impact on the consolidated financial position and results of operations of LNC.

Accounting for Costs Associated with Exit or Disposal Activities

      In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“FAS 146”), which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“Issue 94-3”). The principal difference between FAS 146 and Issue 94-3 is that FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than at the date of an entity’s commitment to an exit plan. FAS 146 is effective for exit or disposal activities after December 31, 2002. Adoption of FAS 146 by LNC will result in a change in timing of when expense is recognized for restructuring activities after December 31, 2002.

      Accounting for Stock-Based Compensation — Transition and Disclosure. On December 31, 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“FAS 148”), which provides alternative methods of transition for entities that change to the fair value method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” to require expanded and more prominent disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements.

      The three transition methods provided under FAS 148 are the prospective, the modified prospective and the retroactive restatement methods. LNC will adopt the retroactive restatement method, which requires that companies restate all periods presented to reflect stock-based employee compensation cost under the fair value accounting method in FAS 123 for all employee awards granted, modified or settled in fiscal years beginning after December 15, 1994. FAS 148’s amendment of the transition and annual disclosure requirements of FAS 123 is effective for fiscal years ending after December 15, 2002. LNC will adopt the fair value method of accounting under FAS 123, as amended by FAS 148, as of January 1, 2003 and will present restated financial statements for the years 2002, 2001 and 2000 in its first quarter 2003 filing on Form 10-Q (see Note 1 for pro forma net income and pro forma basic and diluted earnings per share amounts for 2002, 2001 and 2000 and Note 6 for discussion of stock-based employee compensation cost.).

      Effective January 1, 2003, LNC’s stock option employee compensation plan and long-term cash incentive compensation plan were revised and combined to provide for performance vesting, and to provide for awards that may be paid out in a combination of stock options, performance shares of LNC stock and cash. The performance measures for the initial grant under the new plan will be calculated over a three-year period from grant date and will compare LNC’s performance relative to a selected group of peer companies. Comparative performance measures will include relative growth in earnings per share, return on equity and total share performance. Certain participants in the new plans will select from seven different combinations of stock options, performance shares and cash in determining the form of their award. Other participants will have their award paid in performance shares. This plan will replace the current LNC stock option plan; however, the separate stock option incentive plans established by Delaware Investments U.S., Inc. (“DIUS”) and DIAL Holding Company, Inc. (“DIAL”), both wholly-owned subsidiaries of Delaware Management Holdings, Inc., will continue. The revised long-term incentive plan for 2003 is expected to result in about the same amount of total expense as would have been reported in 2002 for the stock option employee compensation plan, if stock options had been expensed, combined with previously expensed accrual for the long-term cash incentive plan. This estimated 2003 expense is subject to uncertainty given that several assumptions are required to be made regarding LNC’s performance.

Accounting for Variable Interest Entities

      In January 2003, the Financial Accounting Standards Board issued Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities” (“Interpretation 46”), which requires the consolidation of variable interest entities (“VIE”) by an enterprise if that enterprise has a variable interest that will absorb a majority of the VIE’s expected losses if they occur, receive a majority of the entity’s expected residual returns if they occur, or both. If one enterprise will absorb a majority of a VIE’s expected losses and another enterprise will receive a majority of that VIE’s expected residual returns, the enterprise absorbing a majority of the losses shall consolidate the VIE. VIE refers to an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. This Interpretation applies in the third quarter of 2003 to VIEs in which an enterprise holds a variable interest that is acquired before February 1, 2003. This Interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated.

      Among the matters that LNC is currently reviewing in connection with the third quarter 2003 effective date of Interpretation No. 46 to existing VIEs is the potential application to Collateralized Debt Obligation (CDO) pools that are managed by LNC. If the fees earned by LNC for managing these CDOs are required to be included in the analysis of expected residual returns, it is possible that such CDO pools would fall under the consolidation requirements of Interpretation No. 46. While LNC does not currently have access to all information necessary to determine the ultimate effects of such a required consolidation (because LNC is not the trustee or the administrator to the CDOs), based upon currently available information LNC estimates that the effect of consolidation would result in recording additional assets and liabilities on LNC’s consolidated balance sheet of about $1.3 billion. If such liabilities are required to be recorded, LNC would disclose that such liabilities are without recourse to LNC, as LNC’s role of investment manager for such CDO pools does not expose LNC to risk of loss.

      Although LNC and the industry continue to review the new rules, at the present time LNC does not believe there are other significant VIEs that would result in consolidation with LNC, beyond the managed CDOs discussed above.

Accounting for Modified Coinsurance

      Currently, there are ongoing discussions surrounding the implementation and interpretation of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities”, by the Financial Accounting Standards Board’s (“FASB”) Derivative Implementation Group regarding receivables and payables that are indexed to a pool of assets; and specific to LNC, modified coinsurance agreements and coinsurance with funds withheld reinsurance agreements that reference a pool of securities. An exposure draft for this issue has been issued by the FASB. It is not expected to be finalized by the FASB until sometime in the second quarter of

2003. If the definition of derivative instruments is altered, this may impact LNC’s prospective reported consolidated net income and consolidated financial position. Until the FASB finalizes the Statement 133 Implementation Issue, LNC is unable to determine what, if any, impact it will have on LNC’s consolidated financial statements.

Restructuring Charges

      During 1998, LNC implemented a restructuring plan relating to the integration of existing life and annuity operations with the new business operations acquired from CIGNA Corporation (“CIGNA”) and a second restructuring plan relating to the streamlining of LNC’s corporate center operations. The aggregate charges associated with these two unrelated restructuring plans totaled $34.3 million after-tax ($52.8 million pre-tax) and were included in Underwriting, Acquisition, Insurance and Other Expenses on the Consolidated Statement of Income for the year ended December 31, 1998. These aggregate pre-tax costs include $19.6 million for employee severance and termination benefits, $9.9 million for asset impairments and $23.3 million for costs relating to exiting business activities. The CIGNA restructuring plan was completed in the first quarter of 2000. During the fourth quarter of 2000, $0.5 million (pre-tax) of the original charge to downsize LNC’s corporate center operations was reversed. This plan was completed in the third quarter of 2002 due to the termination of the lease, which resulted from LNC’s purchase and ultimate sale of the abandoned building. The remaining $0.2 million related to the terminated lease was reversed as a reduction in restructuring costs during the third quarter of 2002. Total pre-tax costs of $56.2 million were expended or written-off under these restructuring plans.

      During 1999, LNC implemented restructuring plans relating to 1) the downsizing and consolidation of the operations of Lynch & Mayer, Inc. (“Lynch & Mayer”); 2) the discontinuance of HMO excess-of-loss reinsurance programs and 3) the streamlining of Lincoln UK’s operations. The aggregate charges associated with these three unrelated restructuring plans totaled $21.8 million after-tax ($31.8 million pre-tax) and were included in Underwriting, Acquisition, Insurance and Other Expenses on the Consolidated Statement of Income for the year ended December 31, 1999. During the fourth quarter of 1999, $3.0 million (pre-tax) of the original charge recorded for the Lynch & Mayer restructuring plan was reversed as a reduction of restructuring costs due primarily to a change in estimate for space costs. In addition, during the fourth quarter of 1999, $1.5 million (pre-tax) associated with lease terminations was released into income. During the fourth quarter of 2000, the Lynch & Mayer restructuring plan was completed and $0.3 million (pre-tax) of the original charge recorded was reversed as Lynch & Mayer was able to successfully exit certain contracts without any further obligations or penalties. Also, during the fourth quarter of 2000, $1.0 million (pre-tax) of the original charge for the discontinuance of HMO excess-of-loss reinsurance programs was reversed. During the fourth quarter of 2001, the remaining restructuring reserve of $0.2 million relating to the HMO excess-of-loss reinsurance programs was transferred to Swiss Re as part of its acquisition of LNC’s reinsurance operations. Actual pre-tax costs totaling $24.8 million have been expended or written-off for all three plans through December 31, 2002. As of December 31, 2002, a balance of $2.5 million remains in the restructuring reserve for the Lincoln UK plan and is expected to be utilized in the completion of this plan. Additional details of each of the three restructuring plans are discussed in Note 12 to the consolidated financial statements.

      During 2000, LNC implemented restructuring plans relating to 1) the downsizing and consolidation of the operations of Vantage Global Advisors, Inc. (“Vantage”); 2) the exit of all direct sales and sales support operations of Lincoln UK and the consolidation of its Uxbridge home office with its Barnwood home office, and 3) the downsizing and consolidation of the investment management operations of Lincoln Investment Management. The Vantage restructuring charge was recorded in the second quarter, the Lincoln UK restructuring charge was recorded in the third and fourth quarters, and the Lincoln Investment Management restructuring was recorded in the fourth quarter of 2000. The aggregate charges associated with all restructuring plans entered into during 2000 totaled $81.8 million after-tax ($107.4 million pre-tax). These charges were included in Underwriting, Acquisition, Insurance and Other Expenses on the Consolidated Statement of Income for the year ended December 31, 2000. The component elements of these aggregate pre-tax costs include employee severance and termination benefits of $33.8 million, write-off of impaired assets of $40.9 million and other exit costs of $32.7 million. During the fourth quarter of 2000, $0.6 million (pre-tax) of the original charge recorded for the Vantage restructuring plan was reversed as a reduction of restructuring costs due primarily to changes in estimates associated with severance and abandoned leased office space costs. All expenditures and write-offs for the Lincoln Investment Management restructuring plan were completed in the third quarter of 2002 and $0.4 million of the original reserve was released. The release of the reserve was primarily due to LNC’s purchase and ultimate sale of the vacant office space on terms, which were favorable to what was included in the original restructuring plan for rent on this office space. In the fourth quarter of 2002, $1.7 million of the Lincoln UK restructuring reserve was released as a result of new tenants being contracted for several of the abandoned office facilities on terms that were better than originally expected. Actual pre-tax costs totaling $95.0 million have been expended or written off for these plans through December 31, 2002. As of December 31, 2002, a balance of $9.7 million remains in the restructuring reserve for the Lincoln UK plan and is expected to be utilized in the completion of the plan. Additional details of each of the three restructuring plans are discussed in Note 12 to the consolidated financial statements.

      During 2001, LNC implemented restructuring plans relating to 1) the consolidation of the Syracuse operations of Lincoln Life & Annuity Company of New York into the Lincoln Retirement segment’s operations in Fort Wayne, Indiana and Portland, Maine; 2) the elimination of duplicative functions in the Schaumburg, Illinois operations of First Penn-Pacific, and the absorption of these functions into the Lincoln Retirement and Life Insurance segments operations in Fort Wayne, Indiana and Hartford, Connecticut; 3) the reorganization of the life wholesaling function within the independent planner distribution channel, consolidation of retirement wholesaling territories, and streamlining of the marketing and communications functions in LFD; 4) the reorganization and consolidation of the life insurance operations in Hartford, Connecticut related to the streamlining of underwriting and new business processes and the completion of outsourcing of administration of certain closed blocks of business; 5) the consolidation of the Boston, Massachusetts investment and marketing office with the Philadelphia, Pennsylvania investment and marketing operations in order to eliminate redundant facilities and functions within the Investment Management segment 6) the combination of LFD channel oversight, positioning of LFD to take better advantage of ongoing “marketplace consolidation” and expansion of the customer base of wholesalers in certain territories and 7) the consolidation of operations and space in LNC’s Fort Wayne, Indiana operations.

      The Syracuse restructuring charge was recorded in the first quarter of 2001, the Schaumburg, Illinois restructuring charge was recorded in the second quarter of 2001, the LFD restructuring charges were recorded in the second and fourth quarters of 2001, and the remaining restructuring charges were all recorded in the fourth quarter of 2001. The aggregate charges associated with all restructuring plans entered into during 2001 totaled $24.6 million after-tax ($38.0 million pre-tax). The component elements of these aggregate pre-tax costs include employee severance and termination benefits of $12.2 million, write-off of impaired assets of $3.3 million and other exit costs of $22.5 million primarily related to the termination of equipment leases ($1.4 million) and rent on abandoned office space ($20.0 million). The Syracuse restructuring plan was completed in the first quarter of 2002 with expenditures and write-offs totaling $1.3 million. The total amount expended exceeded the original charge by $0.3 million. The LFD restructuring plan that was initiated in the second quarter of 2001 was completed in the fourth quarter of 2002. Actual pre-tax costs totaling $1.8 million were expended or written off, which was equal to the original reserve. The Life Insurance segment restructuring plan that was initiated in the fourth quarter of 2001 was completed in the fourth quarter of 2002. Actual pre-tax costs totaling $2.3 million dollars were expended or written-off. The amount expended for this plan was in excess of the original reserve by less than $0.1 million. In addition, $0.1 million of excess reserve on the FPP restructuring plan was released during the second quarter of 2002 and $1.5 million of excess reserve on the Fort Wayne restructuring plan was released during the third quarter of 2002. The release of the reserve on the Fort Wayne restructuring plan was due to LNC’s purchase and ultimate sale of the vacant building on terms which were favorable to what was included in the original restructuring plan for rent on this abandoned office space. Actual pre-tax costs totaling $34.0 million have been expended or written off for the four remaining plans through December 31, 2002. As of December 31, 2002, a balance of $1.4 million remains in the restructuring reserves for these plans and is expected to be utilized in the completion of the plans. Additional details of each of these restructuring plans are discussed in Note 12 to the consolidated financial statements.

      During the second quarter of 2002, Lincoln Retirement completed a review of its entire internal information technology organization. As a result of that review, Lincoln Retirement decided in the second quarter of 2002 to reorganize its IT organization in order to better align the activities and functions conducted within its own organization and its IT service providers. This change was made in order to focus Lincoln Retirement on its goal of achieving a common administrative platform for its annuities products, to better position the organization and its service providers to respond to changing market conditions, and to reduce overall costs in response to increased competitive pressures. The restructuring plan implemented to achieve these objectives included aggregate pre-tax costs of $1.6 million, composed of $1.4 million for employee severance and $0.2 million for employee outplacement. Actual pre-tax costs expended through December 31, 2002 were $0.9 million. As of December 31, 2002, a balance of $0.7 million remains in the restructuring reserve for this plan and is expected to be utilized in the completion of the plan. Additional details of this restructuring plan are discussed in Note 12 to the consolidated financial statements.

      In January 2003, the Life Insurance segment announced that it was realigning its operations in Hartford, Connecticut and Schaumburg, Illinois to enhance productivity, efficiency and scalability while positioning the segment for future growth. The financial impact of the realignment will result in the Life Insurance segment incurring costs of approximately $15-$17 million after-tax during 2003. While some savings may materialize in the second half of 2003, the majority of the savings will be realized in 2004, at which time the run-rate for operating and administrative expenses should be reduced by $15-$20 million pre-tax.

      In February 2003, Lincoln Retirement announced plans to consolidate its fixed annuity operations in Schaumburg, Illinois into Fort Wayne, Indiana. Restructuring costs under the plan are expected to be $3-$5 million after-tax and are expected to be incurred during 2003. The consolidation is expected to result in pre-tax savings of approximately $4-$6 million annually beginning in the third quarter of 2003.

Acquisition and Divestiture

      On August 30, 2002, LNC acquired The Administrative Management Group, Inc. (“AMG”), an employee benefits record keeping firm for $21.6 million in cash. Contingent payments up to an additional $14 million will be paid over a period of 4 years (2003-2006) if certain criteria are met. Any such contingent payments will be expensed as incurred. AMG, a strategic partner of the Lincoln Retirement segment for several years, provides record keeping services for the Lincoln Alliance Program along with approximately 400 other clients nationwide. As of December 31, 2002, the application of purchase accounting to this acquisition resulted in goodwill of $20.2 million.

      On December 7, 2001, Swiss Re acquired LNC’s reinsurance operation for $2.0 billion. In addition, LNC retained the capital supporting the reinsurance operation. After giving effect to the increased levels of capital needed within the Life Insurance and Lincoln Retirement segments that result from the change in the ongoing mix of business under LNC’s internal capital allocation models, the disposition of LNC’s reinsurance operation freed-up approximately $100 million of retained capital.

      The transaction structure involved a series of indemnity reinsurance transactions combined with the sale of certain stock companies that comprised LNC’s reinsurance operation. At closing, an immediate gain of $15.0 million after-tax was recognized on the sale of the stock companies. A gain of $723.1 million after-tax ($1.1 billion pre-tax) relating to the indemnity reinsurance agreements was reported at the time of closing. This gain was recorded as a deferred gain on LNC’s consolidated balance sheet, in accordance with the requirements of FAS 113, and is being amortized into earnings at the rate that earnings on the reinsured business are expected to emerge, over a period of 15 years.

      Effective with the closing of the transaction, the former Reinsurance segment’s historical results were moved into “Other Operations.” During December 2001 LNC recognized in Other Operations $5.0 million ($7.9 million pre-tax) of deferred gain amortization. In addition, in December 2001, LNC recognized $7.9 million ($12.5 million pre-tax) of accelerated deferred gain amortization relating to the fact that certain Canadian indemnity reinsurance contracts were novated after the sale, but prior to December 31, 2001.

      On October 29, 2002 LNC and Swiss Re settled disputed matters totaling about $770 million that had arisen in connection with the final closing balance sheets associated with Swiss Re’s acquisition of LNC’s reinsurance operations. The settlement provided for a payment by LNC of $195 million to Swiss Re, which was recorded by LNC as a reduction in deferred gain. As a result of additional information made available to LNC following the settlement with Swiss Re in the fourth quarter of 2002, LNC recorded a further reduction in the deferred gain of $51.6 million after-tax ($79.4 million pre-tax), as well as a $9.4 million after-tax ($8.3 million pre-tax) reduction in the gain on the sale of subsidiaries.

      As part of the dispute settlement, LNC also paid $100 million to Swiss Re in satisfaction of LNC’s $100 million indemnification obligation with respect to personal accident business. As a result of this payment, LNC has no further underwriting risk with respect to the reinsurance business sold. However, because LNC has not been relieved of its legal liabilities to the underlying ceding companies with respect to the portion of the business reinsured by Swiss Re, under FAS 113 the reserves for the underlying reinsurance contracts as well as a corresponding reinsurance recoverable from Swiss Re will continue to be carried on LNC’s balance sheet during the run-off period of the underlying reinsurance business. This is particularly relevant in the case of the exited personal accident and disability income reinsurance lines of business where the underlying reserves are based upon various estimates that are subject to considerable uncertainty.

      As a result of developments and information obtained during 2002 relating to personal accident and disability income matters, LNC increased these exited business reserves by $198.5 million after-tax ($305.4 million pre-tax). After giving effect to LNC’s $100 million indemnification obligation, LNC recorded a $133.5 after-tax ($205.4 million pre-tax) increase in reinsurance recoverable from Swiss Re with a corresponding increase in the deferred gain.

      The combined effects of the 2002 settlement of disputed matters and exited business reserve increases reduced the $723.1 million after-tax ($1.1 billion pre-tax) deferred gain reported at closing by $44.9 million after-tax ($69 million pre-tax). During 2002, LNC amortized $47 million after-tax ($72.3 million pre-tax) of deferred gain. This includes the amortization of deferred gain from the sale of the direct disability income business in 1999. An additional $1.3 million after-tax ($2 million pre-tax) of deferred gain was recognized due to a novation of certain Canadian business during 2002.

      Also during 2002, LNC exercised a contractual right to “put” its interest in a subsidiary company containing LNC’s disability income reinsurance business to Swiss Re for $10 million. The $10 million sale price was approximately equal to LNC’s book basis in the subsidiary.

      Through December 31, 2002, of the original $2 billion in proceeds received by LNC, approximately $0.56 billion was paid for taxes and deal expenses and approximately $1.0 billion was used to repurchase stock, reduce debt, and support holding company cash flow needs. LNC also paid $195 million to Swiss Re to settle the closing balance sheet disputed matters and $100 million to satisfy LNC’s personal accident business indemnification obligations. The remaining proceeds have been dedicated to the ongoing capital needs of the Lincoln National Life Insurance Company.

Critical Accounting Policy — Personal Accident and Disability Income Reserves

      Because of ongoing uncertainty related to personal accident and disability income businesses, the reserves related to these exited business lines carried on LNC’s balance sheet at December 31, 2002 may ultimately prove to be either excessive or deficient. For instance, in the event that future developments indicate that these reserves should be increased, under FAS 113 LNC would record a current period non-cash charge to record the increase in reserves. Because Swiss Re is responsible for paying the underlying claims to the ceding companies, LNC would record a corresponding increase in reinsurance recoverable from Swiss Re. However, FAS 113 does not permit LNC to take the full benefit in earnings for the recording of the increase in the reinsurance recoverable in the period of the change. Rather, LNC would increase the deferred gain recognized upon the closing of the indemnity reinsurance transaction with Swiss Re and would report a cumulative amortization “catch-up” adjustment to the deferred gain balance as increased earnings recognized in the period of change. Any amount of additional increase to the deferred gain above the cumulative amortization “catch-up” adjustment must continue to be deferred and will be amortized into income in future periods over the remaining period of expected run-off of the underlying business. No cash would be transferred between LNC and Swiss Re as a result of these developments

      Accordingly, even though LNC has no continuing underwriting risk, and no cash would be transferred between LNC and Swiss Re, in the event that future developments indicate LNC’s December 31, 2002 personal accident or disability income reserves are deficient or redundant, FAS 113 requires LNC to adjust earnings in the period of change, with only a partial offset to earnings for the cumulative deferred gain amortization adjustment in the period of change. The remaining amount of increased gain would be amortized into earnings over the remaining run-off period of the underlying business.

Results of Operations by Segment

     Lincoln Retirement

      The Lincoln Retirement segment (formerly known as the Annuities segment), headquartered in Fort Wayne, Indiana, provides tax-deferred investment growth and lifetime income opportunities for its clients through the manufacture and sale of fixed and variable annuities. Through a broad-based distribution network, Lincoln Retirement provides an array of annuity products to individuals and employer-sponsored groups in all 50 states of the United States. Lincoln Retirement distributes some of its products through LNC’s wholesaling unit, LFD, as well as LNC’s retail unit, LFA. In addition, group fixed and variable annuity products and the Alliance program are distributed to the employer-sponsored retirement market through Lincoln Retirement’s Fringe Benefit Division dedicated sales force.

      Results of Operations: Lincoln Retirement’s financial results and account values were as follows:

	Year Ended December 31

	2002	2001	2000	1999	1998

	(in millions)
Net Income	$57.8	$269.2	$358.6	$291.5	$273.8
Items Included in Net Income:
Realized Gain (Loss) on Investments and
Derivative Instruments (after-tax)	(128.7)	(42.5)	(3.4)	(7.9)	11.4
Restructuring Charges (after-tax)	(1.0)	(1.3)	—	—	—
Cumulative Effect of Accounting Changes (after-tax)(1)	—	(7.3)	—	—	—
Goodwill Amortization (after-tax)	—	$1.2	$(0.6)	$2.0	$2.2
Average Daily Variable Account Values (in billions)	$30.8	$35.6	$41.8	$35.9

	December 31

	2002	2001	2000	1999	1998

	(in billions)
Account Values
Variable Annuities	$27.4	$34.6	$39.4	$41.5	$33.4

Fixed Annuities	$20.1	18.0	16.6	18.2	18.1
Reinsurance Ceded	(2.0)	(1.5)	(1.2)	(1.4)	(1.6)

Total Fixed Annuities	18.1	16.5	15.4	16.8	16.5
Total Account Values	$45.5	$51.1	$54.8	$58.3	$49.9

(1)	Cumulative Effect of Accounting Changes relates to the transition adjustment of $(3.6) million recorded in the first quarter of 2001 upon adoption of FAS 133 and the adjustment of $(3.7) million recorded in the second quarter of 2001 upon adoption of EITF 99-20.

     Comparison of 2002 to 2001

      Net income decreased $211.4 million or 79% in 2002. The decrease in net income between periods was primarily the result of the decline in the equity markets and an increase in realized losses on investments of $86.2 million, resulting from the decline in value and the sale and write-downs of fixed maturity securities.

      In 2002, the S&P 500 index declined 23.4%. The significant decline in the equity markets negatively affected the segment’s earnings through lower fees from lower average variable account values, negative unlocking of deferred acquisition costs (“DAC”) and the present value of in-force (“PVIF”) intangible assets and increases in reserves and benefit payments for guaranteed minimum death benefits (“GMDB”).

      Average daily variable annuity account values decreased $4.8 billion or 13% and variable annuity account values at December 31, 2002 were $7.2 billion or 21% lower than at December 31, 2001. The decrease in variable annuity account values was caused primarily by the overall decline in the equity markets in 2002. This decrease reduced fees and lowered net income by $29.9 million. The effect of equity market impact on DAC and PVIF from retrospective unlocking and net changes in amortization decreased net income by $18.4 million. The current year negative unlocking was due to actual equity market performance lagging the expected market performance used in LNC’s DAC assumptions. Increases in GMDB reserves and benefit payments decreased net income by $40.4 million from 2001. In addition, in the fourth quarter of 2002 the segment had reduced net income of $30.3 million due to prospective unlocking of various assumptions underlying DAC, PVIF and GMDB calculations, including the reversion to the mean net growth assumption. The tax benefit from the Separate Account Dividend Received Deduction (“DRD”) was $17.7 million lower in 2002 than in 2001 due to lower fees, primarily resulting from the decline in the equity markets.

      Decreased earnings from investment partnerships resulted in a negative variance of $21.7 million compared to 2001. Partially offsetting the negative variances were $17.6 million from higher investment margins. Overall investment spreads on fixed annuity products was relatively flat between years: 2.04% in 2002 versus 2.05% in 2001. For annuity products spread, the yield on earning assets is calculated as net investment income on fixed product investment portfolios divided by the average earning assets, the average crediting rate is calculated using interest credited on annuity products less bonus credits and excess dollar cost averaging (“DCA”) interest, divided by the average fixed account values net of coinsured account values. Fixed account values reinsured under modified coinsurance agreements are included in account values for this calculation. (See discussion on investment margins and the interest rate risk due to falling interest rates within Item 7A, Quantitative and Qualitative Disclosures About Market Risk.)

      Average fixed annuity account values increased $2.1 billion in 2002 resulting in an increase in income of $17.7 million. The increase in fixed annuity account values was due to the positive net cash flows for fixed annuities, reflecting strong sales of the StepFive®, Lincoln Select and Lincoln ChoicePlusSM Fixed annuity products. (See below for further discussion of net flows.) These strong sales increases could be interrupted if the interest rates decrease significantly and remain lower. In the event that LNC is not able to achieve spread targets, sales of fixed annuities could be significantly reduced.

     Critical Accounting Policy — Deferred Acquisition Cost

      The amortization of the Lincoln Retirement segment’s deferred acquisition costs is impacted by the change in market value of variable annuity accounts. Statement of Financial Accounting Standard No. 97, “Accounting by Insurance Companies for Certain Long-Duration Contracts & Realized Gains & Losses on Investment Sales” (“FAS 97”) requires that acquisition costs for variable annuity contracts be amortized over the lives of the contracts in relation to the incidence of estimated gross profits. Estimated gross profits on variable annuity contracts vary based on surrenders, fee income, expenses and realized gains/losses on investments. The amortization is adjusted retrospectively (DAC unlocking) when estimates of current or future gross profits to be realized from variable annuity contracts are revised. Because equity market movements have a significant impact on the value of variable annuity accounts and the fees earned on these accounts, estimated future profits increase or decrease with movements in the equity markets. Movements in equity markets also have an impact on reserves and payments for the guaranteed minimum death benefit feature within certain annuity contracts. The Lincoln Retirement segment’s assumption for the long-term annual gross growth rate of the equity markets used in the determination of DAC amortization and GMDB benefits is 9%, which is reduced by mortality and expense charges (“M&E”) and asset management charges resulting in a net variable account growth assumption of less than 9%. As equity markets do not move in a systematic manner, LNC uses a methodology referred to as “reversion to the mean” to maintain its long-term gross growth rate assumption while also giving consideration to the effect of short-term swings in the equity markets. The application of this methodology results in the use of a higher or lower future gross equity market growth assumption for a period of four years subsequent to the valuation date which, together with actual historical gross equity growth, is expected to produce a 9% gross return.

      The use of a reversion to the mean assumption is common within the industry; however, the parameters used in the methodology are subject to judgment and vary within the industry. An important aspect of LNC’s application of the reversion to the mean is the use of caps and floors on the growth rate assumption, which limit the gross growth rate assumption to reasonable levels above and below the long-term assumption. In the fourth quarter 2002, LNC adjusted its reversion to the mean gross growth rate assumption to 9%. This change along with changes to assumptions for variable annuity persistency and revisions to amortization periods resulted in DAC and PVIF adjustments reducing income by $8.8 million. Going forward, as the growth rate of the equity market varies from LNC’s growth rate assumption, the period over which the reversion to the mean gross growth rate assumption needs to be earned will be four years. The segment is reviewing the appropriate cap or floor levels and will incorporate this into the methodology. On a quarterly basis, LNC reviews the assumptions of its DAC amortization model and records a retrospective adjustment to the amount expensed, (i.e. unlocks the DAC). On an annual basis, LNC reviews and adjusts as necessary its assumptions for prospective amortization of DAC, as well as its other intangible asset, present value of in-force (“PVIF”).

     Critical Accounting Policy — Guarantee Minimum Death Benefits Reserving

      The GMDB reserves are a function of the net amount at risk (“NAR”), mortality, persistency, and incremental death benefit M&E expected to be incurred over the period of time for which the NAR is positive. At any given point in time, the NAR is the difference between the potential death benefit payable and the total account balance, with a floor value of zero (when account values exceed the potential death benefit there is no amount at risk). As part of the estimate of future NAR, gross equity growth rates which are consistent with those used in the DAC valuation process are utilized. On average, the current gross equity growth rate would project to a zero NAR over roughly four years from the balance sheet date. The fourth quarter of 2002 change to the reversion to the mean assumption resulted in an increase to GMDB reserves and reduced income by $21.5 million. Projections of account values and NAR followed by computation of the present value of expected NAR death claims using product pricing mortality assumptions less expected GMDB M&E revenue during the period for which the death benefit options are assumed to be in the money are made each valuation date for every variable annuity contract with a GMDB benefit feature. If equity market returns exactly match LNC’s reversion to the mean rate and actual mortality and lapse experience is as assumed, the GAAP reserve plus interest and GMDB M&E revenue would exactly cover the future expected GMDB payments as they arise.

      As discussed above, the decline of the equity markets effect has resulted in increased GMDB reserves and benefit payments which negatively effected Lincoln Retirement’s income. Although there is no method currently prescribed under generally accepted accounting principles for GMDB reserving, LNC uses a method that recognizes that there is an amount at risk that will result in future payments and that over time the equity market growth will reduce the payment stream. This approach is expected to cover future GMDB payments, net of future GMDB fee income. Currently, there are few companies that reserve for the liability caused by the decline in the equity markets with some companies recognizing the cost on a pay as you go basis. At December 31, 2002, LNC’s net amount at risk (“NAR”) was $4.6 billion and the GAAP reserve was $84.5 million. The reserve for statutory accounting was $144.1 million, reflecting the more conservative market performance and mortality assumptions required under statutory accounting.

      In evaluating the relative GMBD exposures that exist within LNC’s variable annuity business relative to industry peers, it is important to distinguish between the various types of GMDB structures, and other factors such as average account values, average amounts of NAR, and the age of contractholders. The following discussion provides this information for LNC’s variable annuity business.

      At December 31, 2002 LNC had $19.2 billion of variable annuity account value, about 52% of LNC’s total, that was subject to a return of premium type GMDB benefit. LNC’s average variable annuity with a return of premium feature has an average account value of $32,000 and an average remaining premium base of $26,300 resulting in an average NAR of $5,700. The average attained age of these contract holders is just over 50 with less than 9% over age 70. The GAAP GMDB reserve on these accounts was $27.2 million on a total NAR of $1.8 billion.

      At December 31, 2002 LNC had $9.1 billion of variable annuity account value, about 25% of LNC’s total, that is subject to a high water mark type GMDB benefit. LNC’s average variable annuity with a high water mark feature has an average account value of $58,400 and average NAR of $19,800. The average attained age of these contract holders is just over 60 with 24% over age 70. The GAAP GMDB reserve on these accounts was $56.9 million on a total NAR of $2.8 billion.

      At December 31, 2002 only $262 million of variable account value, less than 1% of LNC’s total, was subject to roll-up type GMDB benefit. LNC’s average variable annuity with a roll-up feature has an average account value of $91,000 and average NAR of $17,700. The average attained age of these contract holders is just under 63 with 28% over age 70. The GAAP GMDB reserve on these accounts was $0.4 million on a total NAR of $40 million.

      At December 31, 2002 LNC had $8.5 billion of variable annuity account value, about 23%, that was not subject to any GMDB benefit. These accounts average $45,800 in account value. The average attained age of these contract holders is 58 with 20% over 70.

      LNC’s contract holders overall average attained age is just over 53 with only 13% over age 70. LNC average attained ages are lower than industry average (per The Gallup Organization’s 2001 Survey) due to the mix of business that includes significant amounts of qualified and employer sponsored business.

      LNC’s average non-qualified contract holder’s attained age is just under 64 with 35% over age 72 compared to the industry average attained age of 65 with 35% over age 72.

      LNC has variable annuity contracts containing GMDB’s which have a dollar for dollar withdrawal feature. Under such a feature, withdrawals reduce both current account value and the GMDB amount on a dollar for dollar basis. For contracts containing this dollar for dollar feature, the account holder could withdraw a substantial portion of their account value resulting in a GMDB which is multiples of the current account value. LNC’s exposure to this dollar for dollar risk is somewhat mitigated by the fact that LNC does not allow for partial 1035 exchanges on non-qualified contracts. To take advantage of the dollar for dollar feature, the contract holder must take constructive receipt of the withdrawal and pay any applicable surrender charges. LNC will report the appropriate amount of the withdrawal that is taxable to the IRS, as well as indicating whether or not tax penalties apply under the premature distribution tax rules. LNC closely monitors its dollar for dollar withdrawal GMDB exposure and works with key broker dealers that distribute LNC’s variable annuity products. As of December 31, 2002, there were 276 contracts for which the death benefit to account value ratio was greater than ten to one. The net amount at risk on these contracts was $19.3 million. Effective May of 2003, the GMDB feature offered on new sales will be a pro-rata GMDB feature whereby each dollar of withdrawal will reduce the GMDB benefit in proportion to the current GMDB to account value ratio.

      As illustrated in the discussion of Lincoln Retirement’s results of operations above, the segment’s income is extremely sensitive to swings in the equity markets. Refer to the First Quarter 2003 Guidance for Estimated Effect of Equity Market Volatility section for estimates of the effect of movements in the equity markets on Lincoln Retirement’s earnings.

     Comparison of 2001 to 2000

      The $89.4 million or 25% decrease in net income was due in part to an increase in realized loss on investments and derivative instruments of $39.1 million. These investment losses were due primarily to losses taken on Enron and Argentina securities in the fourth quarter of 2001 in addition to increased write-downs of other securities throughout 2001 due to credit deterioration.

      Weak performance of the equity markets in 2001 caused variable annuity account values to be depressed throughout 2001. Fee income, which is calculated daily based on the ending variable annuity account values, decreased $48.9 million between years as a result of market depreciation experienced in the last quarter of 2000 and overall in 2001 and to a lesser extent, net outflows for variable annuities in 2000. Average variable annuity account values decreased by $6.2 billion or 15% in 2001 from 2000. Variable annuity net flows (including the fixed portion of variable contracts) were essentially zero for 2001 due to a strong second half of the year. Partially offsetting the decrease in fee income was a $6.2 million positive fee income rate variance related to a change in mix of the variable annuity business. The downturn in the equity markets also contributed to an increase of $7.3 million in benefit payments and reserve requirements for guaranteed minimum death benefits. Average fixed annuity account values decreased by $331 million or 1.9% in 2001 from the average in 2000 due to net outflows in 2000. This decreased earnings by $1.4 million between years. As a result of improved retention and lower account values in 2001, surrender charges decreased $6.9 million between years.

      Increased operating and administrative expenses of $16.2 million also contributed to the decrease in net income between years. This increase was due primarily to higher information technology costs including computer software write-offs and equipment amortization, as well as increased severance and relocation costs related to LNC’s initiative to build a high performance culture.

      Net investment income decreased between years due primarily to reduced earnings of $5.2 million on investment partnerships. Overall investment spreads on fixed annuity products (excluding the impact of investment income earned on surplus supporting the segment which includes investment partnerships) decreased between years: 2.05% in 2001 versus 2.14% in 2000.

      The Lincoln Retirement segment experienced negative DAC unlocking in the first and third quarters of 2001 and positive unlocking in the second and fourth quarters of 2001 due to movements in the market. DAC unlocking created a negative variance in earnings of $4.0 million compared to 2000. Due to changes in assumptions for prospective DAC amortization made at the beginning of 2001, the segment experienced a decrease in DAC amortization expense of $37.8 million relative to 2000. This unlocking created a positive variance of $4.5 million between years, which was caused by improved persistency in 2001 and lower expense projections.

     Net Flows(1)

      Lincoln Retirement’s product net flows were as follows:

	Year Ended December 31

	2002	2001	2000	1999	1998

	(in billions)
Variable Portion of Annuity Deposits	$2.7	$3.1	$3.1	$2.6	$2.8
Variable Portion of Annuity Withdrawals	(3.3)	(3.9)	(4.8)	(3.8)	(3.0)

Variable Portion of Annuity Net Flows	(0.6)	(0.8)	(1.7)	(1.2)	(0.2)
Fixed Portion of Variable Annuity Deposits	1.8	1.6	1.6	1.9	1.0
Fixed Portion of Variable Annuity Withdrawals	(1.1)	(0.8)	(1.0)	(1.2)	(1.1)

Fixed Portion of Variable Annuity Net Flows	0.7	0.8	0.6	0.7	(0.1)
Fixed Annuity Deposits	1.9	1.7	0.5	0.7	0.5
Fixed Annuity Withdrawals	(1.5)	(1.6)	(2.3)	(1.4)	(1.4)

Fixed Annuity Net Flows	0.4	0.1	(1.8)	(0.7)	(0.9)
Total Annuity Net Flows	$0.5	$0.1	($2.9)	($1.2)	($1.2)
Incremental Deposits(1)	$6.2	$5.8	$4.5	$4.7	$3.9

(1)	Incremental Deposits represent gross deposits reduced by transfers from other Lincoln Annuity products.

      In order to achieve profitable future earnings growth for both fixed and variable annuity products the ability to attract new deposits and to retain existing accounts is crucial. In 2002, the Lincoln Retirement segment experienced a continuation of the trend of positive net flows that began in the third quarter of 2001. For the year, total annuity deposits were $6.4 billion, flat with 2001. However, withdrawals were $5.9 billion, an improvement of $0.5 billion resulting in positive net flows of $0.5 billion.

      The improvement in net flows is reflective of LNC’s goal of maintaining positive net flows by growing deposits and retaining existing accounts. LNC has experienced six consecutive quarters of positive net flows. This improvement is largely attributable to LNC’s balanced array of products and distribution breadth.

      Although American Legacy Variable Annuity gross deposits were down 14%, its incremental deposits decreased only 2% in 2002. In addition, Lincoln ChoicePlusSM with its multi-manager variable annuity experienced a $302 million or 40% increase in gross deposits in 2002. In the first quarter of 2002, LFD launched Lincoln ChoicePlus in UBS PaineWebber, one of the largest distributors of variable annuity products in the country. Also, in April 2002, LFD launched Lincoln ChoicePlus in Salomon Smith Barney, another key distributor of variable annuity products. Sales of the SEI Variable Annuity product line, distributed through SEI, declined 30% to $57 million in 2002. Effective February 28, 2003, SEI Investments will no longer take applications for new contract sales in the SEI Variable Annuity Program. Total fixed annuity gross deposits (excluding the fixed portion of variable annuity gross deposits) were $1.9 billion in 2002, a $0.2 billion or 12% increase. The increase was reflective of the strong sales of the StepFive, Lincoln Select Fixed Annuity and the Alliance Program Fixed Annuities.

      At December 31, 2002, 52% of Lincoln Retirement’s account values contained the most conservative type of GMDB which is return of premium. There are two other primary types of GMDB’s in the portfolio, the high-water mark and the 5% step-up. The 5% step-up product accounts for less than 1 percent of Lincoln Retirement’s variable annuity account values. LNC is currently reviewing this feature and other guarantees. In the future they may be changed or discontinued.

      LNC’s efforts to grow deposits by introducing innovative products that meet the changing needs of its customers and to retain existing accounts through targeted conservation efforts and by offering better replacement alternatives for current customers have yielded positive results. In addition, Lincoln Retirement’s improvement in flows is even more powerful when looking at current industry activity. Aggressive pricing strategies aimed at increasing market share which are prevalent in the marketplace, but counter to LNC’s strategy, include significant commission specials that are 100-200 basis points above LNC’s; aggressive living benefit riders that give the customer the opportunity to transfer market risk to the company at their discretion and could ultimately spell disaster for either client or company; and combination high bonus and high commission products that could promote inappropriate sales behavior. LNC has been able to grow new deposits without employing, to any significant extent, the various aggressive strategies listed above. This progress can be attributed to not only its strong product line-up and distribution breadth, but also the implementation of more stringent standards and controls on internal transfers.

     Retention of Assets

      In looking at annuity withdrawals and the overall profitability of the business, it is important to look beyond the mere total dollar amount of withdrawals and assess how total withdrawals compare to total retained account values. These measures of account persistency are referred to as lapse rates, which are key elements to assessing underlying profitability. By comparing actual lapse rates to the rates assumed in designing the annuity product, it is possible to gauge whether performance is better or worse than pricing. Overall lapse rates were 10.47% in 2002, 9.72% in 2001 and 11.95% in 2000. In all three years, overall lapse rates have been more favorable than expected in pricing assumptions. The improvement in persistency over the three year period has partially countered the reduction in fee income resulting from lower average variable annuity account values caused by market depreciation.

      To sustain and further improve overall retention levels, LNC is utilizing targeted conservation efforts and is exploring other retention initiatives. In addition, LNC believes that maintaining a strong and balanced portfolio of fixed and variable annuities provides a platform for maintaining positive net flows. If equity markets continue to decline, LNC may see increased exchange activity in 2003, particularly if consumers move funds to products that provide an account value floor (i.e. living benefits).

     Growth of New Deposits

      LNC has been focused over the last several years on growing new deposits. This effort has been concentrated on both product and distribution breadth. As a result of the continued volatility of the equity markets, sales of fixed annuities have increased in spite of the historically low interest rate environment. LNC’s fixed annuity sales in 2001 through 2002 were bolstered by product offerings that were introduced in 2001 including the Lincoln Select Fixed Annuity and the StepFive® Fixed Annuity. The guarantees of the StepFive Fixed Annuity made it an important product for LNC in the Financial Institutions channel. New product offerings launched in 2002 in the Financial Institutions channel include AccelaRate and ChoiceGuarantee. The market value adjusted (“MVA”) feature of the Lincoln Select Fixed Annuity is expected to be more attractive in the Wirehouse/ Regional channel during a volatile interest rate environment. This feature increases or decreases the cash surrender value of the annuity based on a decrease or increase in interest rates. Contractholders participate in gains when the contract is surrendered in a falling interest rate market, and LNC is protected from losses up to a cap when the contract is surrendered in a rising interest rate market. A new version of Lincoln Select that provides the individual with a higher interest rate but a larger potential penalty for early withdrawal or surrender is being developed. LNC continues to approach the fixed annuity marketplace opportunistically and only offer rates that are consistent with LNC’s required spreads. If interest rates drop further, it may result in reduced product offerings and could impact net flows.

      In 2002, an enhanced low cost variable annuity product, Multi-Fund 5 was launched. In addition, LNC expanded the ChoicePlus and American Legacy product offerings in New York to include Bonus, L-share and A-share (American Legacy only) contracts. Annuities with living benefit riders, that provide equity market performance guarantees, are becoming much more prevalent in the industry. LNC is evaluating various product approaches and designs in this area that will provide a competitive benefit while still falling within LNC’s risk tolerance levels for such guarantees.

      LFD, LNC’s wholesaling distribution arm and internal partner of Lincoln Retirement, provides a wholesaling unit for the distribution of the Lincoln ChoicePlus variable annuity, Lincoln ChoicePlus fixed annuity and StepFive fixed annuity product lines. In 2002, LFD contributed significantly to the level of ChoicePlusSM Variable Annuity sales which reached $1.0 billion, an increase of 40% from 2001. LFD has also been a driver of fixed annuity products with $1.2 billion of sales in 2002. LNC is continuing to build and reinvent its strategic partnerships as part of its ongoing marketing strategy, while selectively working on other alliances that will provide increased access for LNC annuity products through various distribution channels. American Legacy variable annuity gross deposits were $1.7 billion in 2002, a decrease of 14% from 2001. One means for improving American Legacy annuity sales would be the use of a dedicated wholesaling team of Lincoln Insurance Planning Consultants focused strictly on American Legacy Variable Annuity products. Recently, LNC and American Funds Distributors (“AFD”) have agreed to transition the wholesaling of American Legacy to LFD. Currently, AFD uses wholesalers who focus on both American Funds mutual funds as well as the American Legacy Variable Annuity products. Segment management believes that this change to a dedicated team focused on key broker/dealer relationships developed in conjunction with AFD, has the potential to renew growth in American Legacy VA sales. The transitioning of wholesaling and distribution responsibility for the American Legacy variable annuities from AFD to LFD will provide LFD with two distinct annuity product areas: The single-manager (American Legacy) and the multi-manager (ChoicePlusSM and Multi-Fund®).

     Proposed Bush Administration Tax Legislation

      President Bush’s proposed 2003 budget legislation contains a variety of changes to the taxation of corporations and shareholders. Of particular importance to the Lincoln Retirement segment are proposed changes intended to mitigate the double taxation of dividends. At this point, the potential impact of this developing legislative proposal on annuities products is uncertain. Concerns expressed in this regard by the industry have been favorably received by key Bush administration officials, with indications that these matters are being given careful consideration during the ongoing drafting of the legislative proposal. Also unknown at this time is the impact, if any, that the proposed legislation may have on the Lincoln Retirement segment future corporate tax burden, including how corporate dividends would be treated under the proposed new approach to corporate taxation. At this point, LNC is unable to predict, with any degree of certainty, the likelihood or final form in which this proposed legislation might become law.

     Outlook

      Tax legislation, along with current economic and market conditions continue to be very uncertain which may adversely affect annuity sales for the industry and Lincoln Retirement. Although LNC is committed to its two-pronged approach of growing new deposits and retaining existing assets to manage its net flows; achieving positive net flows in 2003 may be difficult for the industry and Lincoln Retirement. LNC expects to continue to strengthen its distribution breadth and emphasize expense management as key profitability drivers in an increasingly challenging market.

Life Insurance

      The Life Insurance segment, headquartered in Hartford, Connecticut, creates and protects wealth for its clients through the manufacture and sale of life insurance products throughout the United States. The Life Insurance segment offers term life, universal life, variable universal life, interest-sensitive whole life and corporate owned life insurance. A majority of the Life Insurance segment’s products are currently distributed through LFD and LFA. In the third quarter 2002, the Life Insurance segment entered into a marketing agreement to distribute life insurance products through the M Financial Group, a well-respected and successful nationwide organization of independent firms serving the needs of affluent individuals and corporations. In addition to the marketing agreement, most business sold through M Financial Group will be subject to a 50% modified coinsurance arrangement.

      Results of Operations: The Life Insurance segment’s financial results, first year premiums by product, account values and in-force amounts were as follows:

	Year Ended December 31

	2002	2001	2000	1999	1998

	(in millions)
Net Income	$209.0	$233.1	$249.3	$211.5	$127.5
Items Included in Net Income:
Realized Loss on Investments and
Derivative Instruments (after-tax)	(62.9)	(36.9)	(10.6)	(0.5)	(1.7)
Restructuring Charges (after-tax)	—	(3.5)	—	—	(20.0)
Cumulative Effect of Accounting Changes (after-tax) (1)	—	(5.5)	—	—	—
Goodwill Amortization (after-tax)	$—	$23.7	$23.7	$23.4	$19.7

First Year Premiums (by Product)
Universal Life	$495.3	$292.7	$289.3	$342.9	$233.0
Variable Universal Life	134.4	228.5	218.7	142.2	101.3
Whole Life	30.3	26.4	22.4	24.0	20.0
Term	32.3	30.8	41.9	45.9	48.0

Total Retail	692.3	578.4	572.3	555.0	402.3
Corporate Owned Life Insurance (“COLI”)	88.1	47.2	87.0	14.7	4.0

Total First Year Premiums	$780.4	$625.6	$659.3	$569.7	$406.3

	December 31

	2002	2001	2000	1999	1998

	(in billions)
Account Values
Universal Life	$8.2	$7.5	$6.9	$6.6	$6.3
Variable Universal Life	1.7	1.8	1.8	1.6	1.2
Interest-Sensitive Whole Life	2.2	2.1	2.1	2.0	1.8

Total Life Insurance Account Values	$12.1	$11.4	$10.8	$10.2	$9.3

In Force — Face Amount
Universal Life and Other	$126.0	$121.2	$115.9	$109.3	$105.8
Term Insurance	127.9	113.2	100.1	85.7	67.1

Total In-Force	$253.9	$234.4	$216.0	$195.0	$172.9

(1)	Cumulative Effect of Accounting Changes relates to the transition adjustment of $(0.2) million recorded in the first quarter of 2001 upon adoption of FAS No. 133 and the adjustment of $(5.3) million recorded in the second quarter of 2001 upon adoption of EITF 99-20.

     Comparison of 2002 to 2001

      Net income decreased $24.1 million or 10% in 2002 from the prior year. Excluding the amortization of goodwill in 2001, net income decreased $47.8 million or 19%. A significant contributor to the decrease in net income between periods was an increase in realized losses on investments of $26.0 million primarily resulting from the write-down of fixed maturity securities in 2002. In 2001, the Life Segment reported two restructuring charges which reduced 2001 net income by $3.5 million. There were no restructuring charges for the segment in 2002. Also, in 2001 net income was negatively affected by $5.5 million to due the cumulative effect of the adopting FAS. No. 133 and EITF 99-20. There were no accounting principles adopted in 2002 requiring a cumulative adjustment.

      In addition to the items noted above, other factors contributing to the decline in net income in 2002 compared to 2001 were less favorable mortality, declining investment margins, poor results in investment partnerships and declines in the equity markets.

      Mortality experience (mortality assessments less net death benefits and negative DAC unlocking) in 2002 was less favorable relative to 2001 and resulted in a $13.1 million reduction in income. Volatility is expected from mortality risk, but LNC attempts to lessen the impact of volatility on earnings by reinsuring approximately 90% of the new business written by the Life Insurance segment. Investment yields declined at a faster pace than reductions in crediting rates which reduced investment margins $10.5 million. (See discussion on investment margins and the interest rate risk due to falling interest rates within Item 7A, Quantitative and Qualitative Disclosures About Market Risk.) In addition, decreased earnings from investment partnerships resulted in a negative variance of $6.7 million.

      Life insurance in-force, increased 8% from December 31, 2001 due to strong sales growth over the last year and continued favorable persistency. Total sales as measured by first year premiums were up $154.8 million or 25% and retail sales were up $113.9 million or 20% in 2002. Sales of universal life (“UL”), whole life and term life insurance products improved by 69%, 15% and 5%, respectively. Due to the volatile equity markets experienced over the last several quarters, there has been a sustained flight to interest-sensitive products from variable universal life insurance (“VUL”). As a result, sales of VUL products were down 41% from the prior year period.

      Account values of $12.1 billion at December 31, 2002 increased $0.7 billion or 6% from December 31, 2001. The drivers of this increase were positive cash flows, net of policyholder assessments, of approximately $0.3 billion across all products during the last twelve months, the transfer of the Legacy Life block of business ($0.15 billion) from the Lincoln Retirement segment in the first quarter of 2002 and interest earned on the fixed products. These increases were partially offset by the negative effect of the equity markets on VUL account values.

     Critical Accounting Policy — DAC and PVIF

      FAS 97 requires that acquisition costs for universal life insurance (“UL”) policies and variable universal life insurance (“VUL”) policies be amortized over the lives of the contracts in relation to the incidence of estimated gross profits, consistent with the treatment noted previously for variable annuities. Factors affecting estimated gross profits are surrender charges; investment, mortality net of reinsurance ceded and expense margins; and realized gains/losses on investments. For VUL policies, estimated gross profits are affected by fee income as well. For the Life Insurance segment, based on the current mix of life insurance in-force on the books, the factors that have the most significant impact on estimated gross profits are mortality (net of reinsurance) and interest margins. Market movement, which has the greatest impact on DAC amortization for the Retirement segment relative to its variable annuity block of business, has less impact on DAC amortization for the Life Insurance segment. The Life Insurance segment earns fee income on its VUL product line based on the ending daily VUL account values. This product only makes up 14% of the segment’s total account values at December 31, 2002.

      On a quarterly basis, LNC reviews the assumptions of its DAC amortization model and records a retrospective adjustment to the amount expensed, (i.e. unlocks the DAC). On an annual basis, LNC reviews and adjusts as necessary its assumptions for prospective amortization of DAC, as well as its other intangible asset, PVIF. Although the Life Insurance segment is not as sensitive to the performance of the equity markets as the Lincoln Retirement segment, the negative performance of the equity markets resulted in negative retrospective DAC unlocking in 2002 of $2.4 million. In addition, negative DAC unlocking of $3.9 million related to changes in various prospective assumptions occurred in 2002.

      As illustrated in the discussion of the Life Insurance segment’s results of operations above, the segment earnings are not particularly sensitive to swings in the equity markets. Refer to the First Quarter 2003 Guidance for Estimated Effect of Equity Market Volatility section for estimates of the effect of movements in the equity markets on Life Insurance’s earnings.

     Comparison of 2001 to 2000

      The $16.2 million or 6% decrease in net income in 2001 was due primarily to increased realized losses on investments and derivative instruments of $26.3 million. The Life Insurance segment also incurred two restructuring charges in the second and fourth quarters of 2001 of $2.0 million and $1.5 million, respectively. The $2.0 million charge recorded in the second quarter of 2001 related to a restructuring plan with the objective of eliminating duplicative staff functions in the Schaumburg, Illinois operations of First Penn-Pacific by transitioning them into the Annuities and Life Insurance segment operations in Fort Wayne, Indiana and Hartford, Connecticut, respectively, in order to reduce ongoing operating costs. The $1.5 million charge recorded in the fourth quarter of 2001 was for the reorganization and consolidation of the life insurance operations in Hartford, Connecticut related to the streamlining of underwriting and new business processes and the completion of outsourcing of administration of certain closed blocks of business.

      Life Insurance experienced less favorable mortality throughout 2001 after having a favorable year in 2000. Partially contributing to the downturn in mortality experience were the losses of $1.1 million recorded for the September 11 terrorist attacks. The Life Insurance segment also experienced lower earnings on investment partnerships. The Life Insurance segment’s 2001 income was positively impacted by growth in life insurance in-force from sales, favorable persistency and lower general and administrative expenses. General and administrative expenses decreased due to expense reduction initiatives implemented in the second half of 2001. In 2000 and 2001, the Life Insurance segment did not experience DAC unlocking that resulted in a significant impact on earnings.

      Sales as measured by first year premiums were down overall in 2001 by $33.7 million or 5%. This decline was due to a $39.8 million decrease in Corporate Owned Life Insurance (“COLI”) sales. COLI sales, which consist of very large cases, decreased from the prior year due to two large cases accounting for $42.5 million in first year premiums recorded in the fourth quarter of 2000.

      First year premiums on retail products increased by $6.1 million or 1% between years. UL sales increased $3.4 million or 1% between years. Although this overall increase is modest, sales in the fourth quarter of 2001 were $98 million, a 20% increase over the prior year quarter. Sales rebounded nicely in the fourth quarter after a volatile year for UL sales. VUL sales were up $9.8 million or 4% between years. These results were encouraging given the performance of the equity markets in 2001.

      Partially offsetting the increased retail UL/ UVL sales levels noted above was a decrease in term life sales of $11.1 million or 26% between years. Term life sales for the first six months of 2001 lagged the prior year period largely due to strong first half of 2000 sales that were bolstered by the impending enactment of the Valuation of Life Insurance Model Regulation (“Regulation XXX”). Regulation XXX required companies to increase reserves relative to certain term life and permanent insurance policies with secondary guarantees as of January 1, 2000. There was a rush of term business in anticipation of the related price increases for implementation of Regulation XXX with sales up in the first half of 2000 due to a back log of business at December 31, 1999. Term sales increased incrementally each quarter in 2001 and for the fourth quarter were 20% higher compared to the same quarter in 2000.

      Account values increased $0.6 billion or 6% to $11.4 billion at December 31, 2001 from $10.8 billion at the prior year-end. Positive cash flows for the year of $1.2 billion were the main contributor to the increase between years. Cash flows in 2001 were flat compared to the prior year. VUL account values were down between years by $62 million due to market depreciation.

     Product Development

      The Life Insurance segment offers a broad portfolio of Life Insurance products. In addition to Term, the segment offers three distinct permanent insurance product types: Universal Life, Variable Universal Life and Interest Sensitive Whole Life. Within these product types are wealth accumulation and wealth transfer specific products, including single life and survivorship versions of all three. Insurance riders such as return of premium and long-term care benefit provisions are available with certain products. .In addition, the segment offers both UL and VUL versions of COLI. This allows the segment to effectively align its portfolio of products with the primary affluent market segments, and to also provide products that perform under a variety of market conditions.

      Given the economic environment of the recent past, portfolio breadth has proven its value. The industry has experienced a dramatic shift from variable to fixed products over the last year, driven primarily by the equity market decline and a flight to conservatism exacerbated by the events of September 11, 2001. Over the last 12 months, the Life segment’s mix of business has shifted dramatically from VUL to UL, but the dollar decline in VUL sales has been more than offset by the dollar increase in UL sales. Universal Life accounted for 79% of total retail UL/ VUL sales in 2002 versus 56% of those sales in 2001. In times like these, when clients have less tolerance for market risk, it is important to have a competitive fixed Universal Life portfolio.

      The Life Insurance segment has continued to develop products that meet the changing needs of its target affluent market. Throughout 2002, the segment revamped its entire retail UL portfolio. In March 2002, it introduced a new single life series of products with Lincoln ULLPR and Lincoln ULDB. The Lapse Protection Rider (“LPR”) product is an upgrade to the product introduced in 2001 which offers the innovative lapse protection rider, designed to provide flexibility and guaranteed death benefit coverage – important features in today’s market. The Death Benefit (“DB”) product is designed to offer cost-efficient coverage for people less interested in guarantees. In August of 2002, new survivorship versions of both the LPR and DB products were also introduced. Overall, the response to these new products has been very positive. In 2003, the segment plans to continue to be aggressive in product development.

     Estate Tax Reform

      Estate tax reform was a major legislative debate in 2002, which is expected to continue. Among a variety of alternatives being considered is a temporary extension of the one-year estate tax repeal that will occur in 2010 under current law. If this occurs, inheritance taxes on a state-by-state basis may be increased to offset the projected reduction in revenues to state governments. More costly to both federal and state governments would be a permanent repeal of estate taxes. The outlook for permanent repeal remains highly uncertain, particularly in light of increasing federal and state budgetary concerns.

      To date, the impact on LNC’s life insurance sales of the recent changes in estate tax laws has not been significant to overall sales for the Life Insurance segment. Total survivorship sales as a percent of overall retail sales dropped from 29% of the total first year premiums in 2001 to 22% of the total in 2002. If estate taxes are permanently repealed, LNC believes there will continue to be a demand for survivorship products to meet a variety of tax, business and family needs. The Life Insurance segment’s survivorship wealth transfer products support a wide variety of financial planning needs such as business succession and charitable giving, not just management of estate tax exposure.

     Guideline AXXX

      The Application of the Valuation of Life Insurance Policies Model Regulation (“AXXX”) was developed to clarify statutory reserve requirements for particular policy designs under the NAIC Valuation of Life Insurance Policies Model Regulation (“Regulation XXX”). AXXX will increase statutory reserves for universal life policies sold beginning in 2003 with secondary guarantees using shadow accounts and for specified premium guarantees that are prefunded. The secondary guarantee promises to keep a policy in force as long as certain conditions are met, regardless of whether the policy has any cash value.

      Regardless of the value in the actual account value, the policy will not lapse as long as the shadow account is positive. A shadow account is a hypothetical account that accumulates actual premium payments and interest less fees based on the secondary guarantee assumptions. However, the shadow account does not provide any cash value to the policyholder. All companies offering secondary guarantees that allow prefunding will be impacted to a greater or lesser degree depending on product design. A prefunded policy is one where premiums are paid earlier than is necessary to maintain the policy’s benefits.

      To reflect the financial requirements of AXXX, Lincoln is repricing single life and survivorship products that offer secondary guarantees using shadow accounts. The products are scheduled to be released in the latter part of first quarter 2003. Lincoln also markets universal life products that do not offer secondary guarantees, which will not be impacted by AXXX. LNC believes that secondary guarantees are going to continue to be critical to LNC’s target affluent market and that the repriced versions of these products should remain competitive. However, LNC may lose market share if competitors are slow to replace their secondary guarantees for AXXX.

     Split Dollar

      New regulations have set forth the IRS’ views regarding the tax treatment of split dollar funding arrangements. Split dollar is a premium funding mechanism that has been used for many years, with IRS approval, to provide life insurance benefits to a firm’s key executives, or to provide life insurance benefits to family members of closely held firms, etc. In some cases, split dollar funding may not be as attractive under the new IRS rules.

      Further affecting some split dollar programs have been accounting reforms under Sarbanes-Oxley, which prohibit publicly traded companies from extending credit to their directors or executives. However, most of the products sold by LNC for use in split dollar arrangements are sold to closely held companies, limited partnerships and family owned businesses, not for publicly traded companies. Segment management believes that given LNC’s target market, and the fact that the amount of split dollar sales in relationship to the level of total first year life premium sold is insignificant to the Life Insurance segment, the impacts of these changes should have minimal overall effect on sales.

     COLI

      A variety of legislative proposals are being considered that would effect corporate owned life insurance. LNC believes that life insurance remains a legitimate method of corporate funding of anticipated future commitments as well as protection from unpredictable events such as the loss of key business executives. The Life Insurance segment continues to approach COLI as an opportunistic market strategy. LNC’s COLI product is only marketed to organizations for coverage of officers and require the prospective permission of officers to be covered under the COLI policy. Given the continuing legislative debates over corporate owned life insurance LNC management is not currently able to determine what impact this environment will have on product design or sales. At December 31, 2002, Life Insurance had $684 million of account values for COLI, representing less than 6% of total segment account values.

     Outlook

      The Life Insurance segment experienced strong retail sales growth in 2002. Sales trends over the next year for both UL and VUL products will likely continue to be heavily influenced by the equity markets performance and the uncertainty of the regulatory environment as well as the continued competitive environment. There should continue to be a demand among the affluent for sophisticated life products to meet a variety of tax, business and family needs. LNC’s balanced portfolio of products is nicely positioned to take advantage of this demand. The Life Insurance segment expects to continue to hold firm its operating fundamentals of: strong distribution relationships, solid underwriting, mortality and investment management and strong expense controls as it strives to be among the top five generators of new premiums in the life insurance industry. The Life Insurance segment’s earnings can be expected to reflect some volatility due to short-term effects of swings in mortality and morbidity.

Investment Management

      The Investment Management segment, headquartered in Philadelphia, Pennsylvania, offers a variety of asset management services to retail and institutional clients located throughout the United States and certain foreign countries. Its product offerings include mutual funds and managed accounts. It also provides investment management and account administration services for variable annuity products, 401(k) plans, “529” college savings plans, pension, endowment, and trust and other institutional accounts. The primary operating companies within this segment are the subsidiaries of Delaware Management Holdings, Inc. (“Delaware”). Retail products are primarily marketed by LFD and Delaware Distributors, L.P. through financial intermediaries including LFA. Institutional products, including large case 401(k) plans, are marketed by a separate sales force within Delaware working closely with pension consultants.

      Diversity of investment styles, as well as diversity of clients served, are prudent ways to manage risk in varying market environments. Delaware, historically known for a conservative, “value” equity investment style has now evolved into an investment manager with strong and diversified offerings across all major asset classes including value and growth equity investment styles; high-grade, high-yield and municipal fixed income investment styles; balanced and quantitative investment styles; and international and global equity and fixed income investment styles.

      Results of Operations: The Investment Management segment’s financial results were as follows:

	Year Ended December 31

	2002	2001	2000	1999	1998

	(in millions)
Total Revenue	$404.7	$437.4	$494.2	$495.6	$491.0
Total Investment Advisory Fees (Included in Total Revenue)	$267.1	$284.7	$320.5	$332.2	$331.5
Net Income	$25.6	$11.8	$37.0	$51.6	$44.4
Items Included in Net Income:
Realized Gain (Loss) on Investments (after-tax)	(3.6)	(2.3)	(2.5)	(0.1)	0.5
Restructuring Charges (after-tax)	0.3	(0.4)	(4.6)	(9.3)	—
Cumulative Effect of Accounting Change (after-tax) (1)	—	(0.1)	—	—	—
Goodwill Amortization (after-tax)	$—	$16.2	$16.2	$16.2	$16.3

(1)	Cumulative Effect of Accounting Change relates to the second quarter 2001 adoption of EITF 99-20.

     Comparison of 2002 to 2001

      Net income for 2002 increased $13.8 million or 117% over 2001. Excluding the effect of goodwill amortization in 2001, net income decreased $2.4 million or 9% in 2002. The decrease in income is primarily a result of declines in the equity markets reducing retail and institutional assets under management and revenues. Offsetting the negative effect of the markets on revenues has been a reduction in expenses of $19.2 million, excluding the reduction in expenses from the change in accounting for goodwill amortization and restructuring charges. This improvement in expenses is a result of cost containment efforts, the effect of the equity market decline on variable expenses, $1.7 million reduction in amortization of other intangible assets resulting from certain intangibles being fully amortized in the second quarter of 2001 and $4.2 million for the release of accrued compensation resulting from the fourth quarter 2002 resignation of the segment’s CEO. In addition to lower expenses, positive net cash flows in 2002 partially offset the negative effect of the equity markets on assets under management and revenues.

      Net income for 2002 included releases of $0.3 million related to restructuring charges reported in the fourth quarter of 2000 to combine the investment management operations for fixed income products of Lincoln Investment Management and Delaware in Philadelphia.

     Critical Accounting Policy — Equity Market Sensitivity

      As illustrated in the discussion of the Investment Management segment’s results of operations above, the segment’s earnings are sensitive to swings in the equity markets. Refer to the First Quarter 2003 Guidance for Estimated Effect of Equity Market Volatility section for estimates of the effect of movements in the equity markets on Investment Management’s earnings.

     Critical Accounting Policy — Deferred Dealer Commission Asset

      The Investment Management segment has a deferred dealer commission asset of approximately $53 million as of December 31, 2002 relating to upfront sales commissions paid to brokers for the sale of “Class B” shares of Delaware Investments retail mutual funds. The asset is amortized over the estimated period of time that it is expected to be realized or recovered from future cash flows in the form of asset-based distribution (“12b-1”) fees from the mutual funds or contingent deferred sales charges (“CDSCs”) from shareholders who redeem shares during the CDSC period. The estimate of future cash flows from these sources has been negatively impacted by the continued declines in the equity markets.

      In accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, should the estimated undiscounted future cash flows from 12b-1 fees and CDSC’s drop below the carrying value of the deferred dealer commission asset, then an impairment write-down would be required to be recognized. In that event, the amount of the impairment write-down would be computed by comparing the carrying value of the deferred dealer commission asset to the discounted value of the future 12b-1 and CDSC cash flows. As of December 31, 2002, the estimated undiscounted future 12b-1 and CDSC cash flows exceeded the carrying value of the deferred dealer commission asset.

      However, continued declines in the financial markets or Net Asset Values (“NAVs”) of the underlying retail mutual funds may trigger the recognition of a write-down of the deferred dealer commission asset. For instance, a review of the deferred dealer commission asset was performed as of March 10, 2003. Based on information currently available, it is estimated that a decline of approximately 3% in the equity markets from March 10, 2003 levels may trigger a loss, which would range from approximately $7.4 million to $11.4 million after-tax with the application of assumed discount rates ranging between 10% to 18% for purposes of measuring the fair value of the deferred dealer commission asset. The estimated balance of the deferred dealer commission asset as of March 10, 2003 was approximately $50 million.

      The determination of any impairment of the deferred dealer commission asset is performed at quarter end when complete information is available. The determination of any impairment includes both the fixed income and equity mutual funds. Once an impairment loss is recognized, no write-up of the value of the deferred dealer commission asset is permitted even if there are subsequent increases in the NAVs of the underlying retail mutual funds from favorable financial markets.

     Comparison of 2001 to 2000

      The decreases in net income of $25.2 million or 68% in 2001 were primarily attributable to lower investment advisory fees and to a lesser extent lower other revenue partially offset by lower expenses. Revenue decreased as a result of a decrease in external assets under management, reduced distribution, shareholder servicing and investment accounting revenue associated with lower retail mutual fund sales and lower assets under management.

      The primary driver of the decrease in external assets under management between years was net cash outflows of $7.2 billion in 2000 that caused the 2001 beginning of year external assets under management to be much lower than the prior year beginning balance and to a lesser extent, market depreciation of $4.3 billion. Total net outflows in 2001 of $0.6 billion also had a slight negative impact on investment advisory fees.

      The Investment Management segment made significant investments in 2000 and 2001 in upgrading talent and revamping investment processes; however, effective expense management resulted in an overall decrease in expenses. Expenses decreased by $10.9 million (pre-tax) or 3% in 2001. This decrease was primarily due to the absence of significant severance expenses incurred during 2000, lower amortization expense associated with other intangible assets and effective management of other expenses. Certain other intangible assets capitalized as part of LNC’s acquisition of Delaware Management Holdings, Inc. in 1995 had six-year lives and were fully amortized in April of 2001. In addition, the segment had lower incentive compensation expense accruals due primarily to the declining financial results between years. Partially offsetting the decreased expenses noted above was higher amortization of deferred broker commissions due to an increase in the deferred broker commission asset and expenses incurred during 2001 to close and/or merge a number of mutual funds.

      The change in net income for 2001 compared to 2000 also included the impact of restructuring charges. The Investment Management segment incurred a restructuring charge in the fourth quarter of 2001 of $0.4 million related to the consolidation of the Boston, Massachusetts investment and marketing office with the Philadelphia, Pennsylvania investment and marketing operations in order to eliminate redundant facilities and functions within this business segment. In 2000, the Investment Management segment incurred two restructuring charges of $2.7 million and $2.5 million in the second and fourth quarters, respectively. The objectives of the $2.7 million charge recorded in the second quarter of 2000 were to combine the structured product teams of Delaware and Vantage in Philadelphia and to consolidate the back office operations of

Vantage into Delaware, in order to reduce ongoing operating costs and to eliminate redundant facilities within this business segment. The objectives of the $2.5 million charge recorded in the fourth quarter of 2000 were to combine the investment management operations for fixed income products of Lincoln Investment Management and Delaware in Philadelphia, in order to reduce ongoing operating costs and eliminate redundant facilities within this business segment. In addition, in 2000 there were reversals totaling $0.6 million related to the Lynch & Mayer restructuring charge originally recorded in 1999 and the Vantage restructuring charge recorded in 2000. For further discussion of these restructuring plans refer to Note 12 to the consolidated financial statements.

     Assets Under Management and Client Net Flows(1)

      The Investment Management segment’s assets under management were as follows:

	December 31

	2002	2001	2000	1999	1998

	(in billions)
Assets Under Management
Regular Operations:
Retail-Equity	$14.9	$18.0	$21.5	$23.4	$22.1
Retail-Fixed	7.6	7.1	6.6	7.5	8.2

Total Retail(1)	22.5	25.1	28.1	30.9	30.3

Institutional-Equity	16.7	17.8	19.1	23.6	24.2
Institutional-Fixed	7.3	5.5	6.1	6.9	7.0

Total Institutional	24.0	23.3	25.2	30.5	31.2
Insurance Assets	41.1	38.1	35.7	35.9	39.4

Total Assets Under Management(1)	$87.6	$86.5	$89.0	$97.3	$100.9

      The Investment Management segment’s net flows were as follows:

	Year Ended December 31

	2002	2001	2000	1999	1998

	(in billions)
Retail:
Equity Sales	$4.5	$2.8	$4.1	$3.3	$3.6
Equity Redemptions and Transfers	(3.9)	(3.4)	(4.6)	(5.1)	(1.7)

Net Flows	0.6	(0.6)	(0.5)	(1.8)	1.9
Fixed Sales	1.2	0.9	0.8	1.0	1.1
Fixed Redemptions and Transfers	(1.0)	(0.7)	(1.8)	(1.4)	(1.2)

Net Flows	0.2	0.2	(1.0)	(0.4)	(0.1)
Total Retail Net Flows	0.8	(0.4)	(1.5)	(2.2)	1.8

Institutional:
Equity Inflows	2.9	3.2	2.7	5.2	3.8
Equity Withdrawals and Transfers	(1.9)	(2.8)	(7.2)	(7.8)	(7.4)

Net Flows	1.0	0.4	(4.5)	(2.6)	(3.6)
Fixed Inflows	2.3	0.6	0.8	2.0	2.2
Fixed Withdrawals and Transfers	(1.2)	(1.2)	(2.0)	(1.7)	(1.3)

Net Flows	1.1	(0.6)	(1.2)	0.3	0.9

Total Institutional Net Flows	2.1	(0.2)	(5.7)	(2.3)	(2.7)

Total Retail and Institutional Net Flows	$2.9	$(0.6)	$(7.2)	$(4.5)	$(0.9)

(1)	Retail assets under management and net flows for 2000 and 2001 have been restated to include assets under administration by the segment. Previously, these assets were excluded as the investments are managed by third parties. Assets under administration are now included so that assets under management includes all assets for which the segment receives asset based revenues. The restatements increased assets under management by $0.5 billion at both December 31, 2001 and December 31, 2000 and net retail flows increased by $81 million and $18 million for the year ended December 31, 2001 and 2000, respectively.

      Assets under management increased $1.1 billion to $87.6 billion at the end of 2002. The increase was the result of a $3.0 billion increase in insurance assets (i.e. primarily general account assets of LNC’s insurance subsidiaries). In addition, institutional assets under management increased $0.7 billion as positive net inflows of $2.1 billion offset the reduction in assets of $1.4 billion resulting from the negative performance of the equity markets. Retail assets under management decreased $2.6 billion as the equity markets reduced assets by $3.4 billion, more than offsetting the $0.8 billion positive net flows.

      The Investment Management segment’s net flows turned positive for 2002, a significant improvement over the net outflows in prior years. Total net flows improved $3.5 billion over 2001. The improvement in net flows in 2002 was the result of a $1.4 billion increase in institutional inflows and improvement in retention of institutional assets. In addition, higher retail sales offset increased redemptions and transfers.

      Positive investment performance has been a key driver of the improvement in net flows. On the institutional side, for the year ended December 31, 2002, 4 of the 8 largest product composites met or outperformed their respective indices and these 4 composites accounted for 74% of institutional assets under management. However, this relative performance is below the results experienced for the year ended December 31, 2001, in which 6 of the 8 largest composites outperformed their respective indices. On the retail side, for the year ended December 31, 2002, 17 of 25 or 68% of the largest retail funds in Delaware Investments Family of Funds (the Delaware Investments Family of Funds does not include mutual funds managed by Delaware for certain LNC affiliates) performed in the top half of their respective Lipper universes; 76% of the 25 largest retail funds performed in the top half of their respective Lipper universes for the year ended December 31, 2001. These 17 funds represented 63% of assets under management of the largest 25 retail funds at December 31, 2002. In addition, Delaware had 15 funds labeled Lipper Leaders for “Consistent Return,” 8 funds named Lipper Leaders for “Capital Preservation,” 10 funds labeled Lipper Leaders for “Total Return,” 7 funds labeled Lipper Leaders for “Expense” and 22 funds labeled Lipper Leaders for “Tax Efficiency.” For the year, 41 of Delaware’s 52 retail funds have been labeled a Lipper Leader in at least one category and 17 funds have been selected in multiple categories.

      Retail sales for 2002 were a record $5.7 billion, up $2.0 billion or 54% over 2001. The growth in retail sales was driven by increased sales of managed account business. Managed account deposits in 2002 more than doubled deposits in 2001, with deposits of $1.2 billion in 2002 compared to $0.5 billion in 2001. A portion of the sales increase in managed accounts was a result of events affecting key competitors (a group departure of investment professionals from one firm and a second firm temporarily closing for new business).

      Sales of Delaware’s mutual funds by LFA continued to decline during 2002 as sales through LFA represented approximately 4% and 5% of LFA’s total mutual fund sales in 2002 and 2001, respectively. Sales of mutual funds, managed accounts, 401(k) products and “529” plans through LFD, the internal wholesaling arm for distribution of Delaware’s investment products increased 32% in 2002 relative to 2001. LFD was organized at the end of 2000 and was in the ramp up stage throughout 2001. Delaware is working closely with both LFA and LFD to increase sales through improved communication, focusing on selected funds and working with the newly formed research teams to ensure optimum positioning of competitive Delaware products. Delaware was awarded program management and certain investment advisory services for the “529” college savings plans for the state of Hawaii and the Commonwealth of Pennsylvania during 2001. Services commenced in mid-2002 for the “529” plans. The persistence of poor equity markets, combined with a more crowded “529” marketplace, has resulted in lower than anticipated sales; however, these programs provide Delaware with an opportunity to attract significant long-term assets under management. Although “529”

programs should have a favorable impact on retail sales, positive earnings impact is not expected to occur until at least 2005 because of significant start-up and distribution costs.

     Outlook

      In October 2002, the President and CEO of Delaware, Charles E. Haldeman, Jr. announced his resignation. In January 2003, Jude T. Driscoll, Executive Vice-President and Head of Fixed Income for Delaware, was named President and CEO. LNC believes that a strong team of investment and research professionals exists at Delaware that continues to be committed to a team approach to research and investment management. Delaware continues to focus on improving investment performance, attracting and retaining client assets and/or funds, managing expenses and ultimately improving profitability. The Investment Management segment has made progress on these initiatives, and will continue to focus on sustaining and improving those results.

Lincoln UK

      Lincoln UK is headquartered in Barnwood, Gloucester, England, and is licensed to do business throughout the United Kingdom (“UK”). Although Lincoln UK transferred its sales force to Inter-Alliance Group PLC in the third quarter of 2000, it continues to manage, administer and accept new deposits on its current block of business and accept new business for certain products. Lincoln UK’s product portfolio principally consists of unit-linked life and pension products, which are similar to variable life and annuity products sold in the U.S.

      Result of Operations: Lincoln UK’s financial results, account values, in-force and exchange rates were as follows:

	Year Ended December 31

	2002	2001	2000	1999	1998

	(in millions)
Net Income (Loss)(1)	$40.0	$68.9	$(13.2)	$(18.2)	$71.7
Items Included in Net Income:
Realized Gain on Investments (after-tax)	1.3	8.7	2.3	2.2	0.8
Restructuring Charges (after-tax)	1.7	—	(76.5)	(6.5)	—
Goodwill Amortization (after-tax)	$—	$0.6	$4.0	$7.0	$6.3

	December 31

	2002	2001	2000	1999	1998

	(in billions)
Unit-Linked Assets	$5.1	$5.6	$6.4	$7.2	$6.3
Individual Life Insurance In-Force	$18.9	$20.9	$24.3	$25.7	$25.0
Exchange Rate Ratio — U.S. Dollars to Pounds Sterling
Average for the Year	1.503	1.441	1.518	1.617	1.658
End of Year	1.610	1.456	1.493	1.615	1.660

(1)	Income (loss) from operations and net income (loss) for 1999 include a charge of $126.1 million ($194.0 million pre-tax) for a change in estimate of the cost of settling pension misselling liabilities and 1999 also includes a tax benefit of $42.1 million relating to the decision to explore exiting the UK insurance market.

     Comparison of 2002 to 2001

      The $28.9 million or 42% decrease in net income in 2002 was primarily due to the decline in the UK equity markets. The FSTE 100 index declined 24% in 2002 compared to a 16% decline in 2001. The decline in the equity markets reduced assets in equity-linked accounts resulting in lower fee income. The equity market decline also resulted in increased amortization from retrospective unlocking of DAC and PVIF assets and the liability, deferred front-end loads revenue (“DFEL”). There was negative unlocking of $22.8 million in 2002 compared to negative unlocking of $8.4 million in 2001. As required under FAS 97, acquisition costs for unit-linked contracts are amortized over the lives of the contracts in relation to the incidence of estimated gross profits. Estimated gross profits on unit-linked contracts vary based on surrenders, fee income, expenses and realized gains/losses on investments. The amortization is adjusted retrospectively when estimates of current or future gross profits to be realized from unit-linked contracts are revised. Because market movement has such a significant impact on fee income, estimated future profits will go up or down accordingly. On a quarterly basis, Lincoln UK reviews the assumptions of its DAC amortization model and records a retrospective adjustment to the amount expensed, (i.e. unlocks the DAC). On an annual basis, Lincoln UK reviews and adjusts as necessary its assumptions for prospective amortization of DAC, PVIF and DFEL.

      In 2001, Lincoln UK consolidated its home office operations into the Barnwood office. In 2002, Lincoln UK sold its former Uxbridge home office and recognized a realized gain on the transaction of $5.5 million ($7.9 million pre-tax) which is included in realized gain on investments. Excluding this gain, Lincoln UK’s realized gains (losses) decreased $12.9 million from 2001. The impact of realized gain (losses) in both years was a result of sales relating to the realignment of the investment portfolio in order to better match invested assets with the liabilities they support.

      Net income for 2002 included releases of $1.7 million related to restructuring charges reported in 2000 for the restructuring plan to exit all direct sales and sales support operations and to consolidate the Uxbridge home office with the Barnwood home office.

     Critical Accounting Policy – Equity Market Sensitivity

      As illustrated in the discussion of the Lincoln UK segment’s results of operations above, the segment earnings are sensitive to swings in the equity markets. Refer to the First Quarter 2003 Guidance for Estimated Effect of Equity Market Volatility on Fee Income, DAC and GMDB section for estimates of the effect of movements in the equity markets on Lincoln UK’s earnings.

     Comparison of 2001 to 2000

      The increase in net income of $82.1 million in 2001 was due primarily to the absence of restructuring charges of $76.5 million recorded in the third and fourth quarters of 2000 as discussed above. This restructuring plan resulted from LNC’s decisions to cease writing new business in the UK through its sales force and transfer of the sales force to Inter-Alliance Group PLC. In addition, Lincoln UK had an increase in realized gains on investments of $6.4 million between years. The gains reported in 2001 relate to the realignment of the investment portfolio to better match invested assets with the liabilities they support.

     Outsourcing Agreement

      In the third quarter 2002, Lincoln UK agreed to outsource its customer service and policy administration function to the Capita Group, Plc (“Capita”). The agreement involved the transfer of approximately 500 employees to Capita. The purpose of the transaction was to reduce the operational risk and variability of future costs associated with administering the business by taking advantage of Capita’s proven expertise in providing outsourcing solutions to a variety of industries including general insurance companies.

     Exchange Rates

      LNC’s subsidiary in the UK has its balance sheets and income statements translated at the current spot exchange rate as of the year end and average spot exchange rate for the year, respectively. From time to time, LNC will hedge its exposure to foreign currency as it relates to its net investment in Lincoln UK.

     Outlook

      During 2003, Lincoln UK will continue to work to resolve all past misselling exposures while focusing on retaining and managing its current block of business and maximizing earnings through effective expense management.

Other Operations

      Activity that is not included in the major business segments is reported in “Other Operations.” “Other Operations” includes operations not directly related to the business segments and unallocated corporate items (i.e., corporate investment income, interest expense on corporate debt, unallocated overhead expenses, and the operations of LFA and LFD.

      Prior to the fourth quarter of 2001, LNC had a Reinsurance segment (“Lincoln Re”). LNC’s reinsurance business was acquired by Swiss Re in December 2001. As the majority of the business acquired by Swiss Re was via indemnity reinsurance agreements, LNC is not relieved of its legal liability to the ceding companies for this business. This means that the liabilities and obligations associated with the reinsured contracts remain on the consolidated balance sheets of LNC with a corresponding reinsurance receivable from Swiss Re. In addition, the gain resulting from the indemnity reinsurance portion of the transaction was deferred and is being amortized into earnings at the rate that earnings on the reinsured business are expected to emerge, over a period of 15 years. The ongoing management of the indemnity reinsurance contracts and the reporting of the deferred gain will be within LNC’s Other Operations. Given the lengthy period of time over which LNC will continue to amortize the deferred gain, and the fact that related assets and liabilities will continue to be reported on LNC’s financial statements, the historical results for the Reinsurance segment prior to the close of the transaction with Swiss Re will not be reflected in discontinued operations, but as a separate line in Other Operations. The results for 2001 included eleven months of Reinsurance segment operations through the period ended November 30, 2001.

      Results of Operations: Other Operations’ financial results were as follows:

	Year Ended December 31

	2002	2001	2000	1999	1998

	(in millions)
Net Income by Source:
LFA	(27.6)	$(15.9)	$(11.7)	$(20.8)	$(23.7)
LFD	(33.9)	(34.4)	(18.5)	(14.0)	(8.2)
LNC Financing	(43.0)	(77.9)	(84.9)	(83.5)	(51.5)
Other Corporate	5.8	(18.2)	(15.1)	(4.9)	(31.8)
Reinsurance Operations	—	128.8	123.2	36.9	104.9
Amortization of Deferred Gain on Indemnity Reinsurance	48.9	12.9	—	—	—
FAS 113 Reserve Development on Business Sold through Indemnity Reinsurance	(199.1)	—	—	—	—
Gain (Loss) on Sale of Reinsurance Subsidiaries	(9.4)	15.0
Gain on Sale of Equity Investment in Reinsurance Marketing Company	21.7	—	—	—	—
Realized Gain (Loss) on Investments and Derivatives	(4.2)	(0.4)	(3.2)	10.2	2.7
Cumulative Effect of Accounting Changes(1)	—	(2.7)	—	—	—

Net Income	(240.8)	7.2	(10.2)	(76.1)	(7.6)
Items Included in Net Income:
Realized Gain (Loss) on Investments and Derivatives (including gain on sale of Equity Investment in Reinsurance Marketing Company) (after-tax)	17.5	(0.4)	(3.2)	10.2	2.7
Restructuring Charges (after-tax)	1.1	(19.5)	1.0	(3.2)	(14.3)
Cumulative Effect of Accounting Changes(1) (after-tax)	—	(2.7)	—	—	—

(1)	Cumulative Effect of Accounting Changes relates to the transition adjustment of $(0.5) million recorded in the first quarter of 2001 upon adoption of FAS No. 133 and the adjustment of $(2.2) million recorded in the second quarter of 2001 upon adoption of EITF 99-20.

     Comparison of 2002 to 2001

      The net loss in 2002 was a $248.0 million higher compared to net income in 2001. The net loss includes $199.1 million related to charges required by FAS 113 for increases in personal accident and disability income reserves for the business sold through indemnity reinsurance to Swiss Re. Included in the charge is $0.6 million of amortization related to the reserve increases and the settlement with Swiss Re on disputed matters. In addition, the amortization of deferred gain on indemnity reinsurance increased $36.0 million due to a full year’s amortization in 2002 compared to one month’s amortization in 2001.

      Net income for 2001, included $128.8 million of income from the former Reinsurance segment. In 2002, LNC reported a gain of $21.7 million on the sale of its investment (included in realized gains on investments) in an international marketing company associated with LNC’s former Reinsurance segment. Offsetting this gain was an adjustment in 2002 of $9.4 million to the gain on sale of reinsurance subsidiaries sold in 2001. The adjustment related primarily to the true-up of estimated taxes associated with the sale.

      LNC Financing had a positive variance of $34.9 million from 2001. In 2002, LNC Financing included investment income of $19.6 million from the proceeds of the sale of LNC’s reinsurance business to Swiss Re.

In addition to the investment income, there was a decrease in long-term debt expense associated with various long-term financing activities that occurred in the second half of 2001 and third quarter of 2002 as described in the Liquidity and Cash Flow section within Review of Consolidated Financial Conditions. In addition, short-term borrowing costs were lower due to lower interest rates and lower daily average borrowings under the commercial paper program in the U.K. The Lincoln UK segment has experienced increased cash flow from operations over the last year, which was used in part to eliminate its outstanding commercial paper balance during 2002.

      Other Corporate had income of $5.8 million in 2002, an improvement of $24.0 million compared to 2001. Included in the 2001 loss was a restructuring charge of $15.8 million to consolidate operations and reduce excess space in LNC’s Fort Wayne, Indiana operations resulting from LNC’s divestiture of its reinsurance operations.

      LFA had an increase in net loss of $11.7 million compared to 2001. Included in LFA’s expenses are the effects of changes in the measurement of LFA’s liability for deferred compensation due to changes in fair value primarily resulting from changes in the equity markets. The declines in the equity markets during 2002, reduced LFA’s liability for deferred compensation and increased income by $6.4 million. However, in the fourth quarter 2001, LNC invested in a variable annuity contract to partially offset the impact on net income of equity market volatility associated with the liability for deferred compensation. Due to the fall of the equity markets in 2002, the annuity value decreased resulting in a loss of $8.3 million. In addition, in 2002 the Fringe Benefit operation (“FBD”) was moved from LFA to the Retirement segment. In 2001, FBD had a loss of $2.2 million which was included in LFA’s results. Excluding the net effect of the annuity and the deferred compensation liability and FBD’s income in 2001, LFA’s net loss was $25.6 million and $18.5 million in 2002 and 2001, respectively, an increase of $7.1 million between years. LFA sales during the fourth quarter 2002 did not reflect the typical seasonal fourth quarter increase over the prior three quarters of the year as had been seen during the fourth quarter of the previous four years. This deviation from the prior trend in sales resulted in a decrease in revenues for the year. In 2003, LFA expects to focus on its growth strategy to increase its financial planner base in order to expand sales while employing effective expense management.

      LFD, LNC’s wholesaling distribution arm, experienced an improvement in net losses of $0.5 million in 2002. However, included in LFD’s 2002 net income were expenses of $5.0 million resulting from a decision to expense previously deferred costs related to specific initiatives to expand life insurance sales. Excluding this expense, LFD’s net losses improved as a result of a combination of increased sales in all of its product categories including life insurance, annuity and investment products and a reduction in fixed operating costs primarily due to lower expenses following two restructurings that occurred in 2001 and ongoing disciplined expense management. LFD incurred expenses of $3.7 million in 2001 for the restructuring activities. The objectives of LFD restructuring charges were to reorganize the life wholesaling function within the independent planner distribution channel; consolidate retirement wholesaling territories; streamline the marketing and communications functions in LFD; combine channel oversight; position LFD to take better advantage of ongoing “marketplace consolidation” and to expand the customer base of wholesalers in certain non-productive territories. LFD’s on-going strategy is to develop existing strategic alliances across all distribution channels. However, given the continued uncertainty of the equity markets and interest rate environment, LNC is cautious about sales expectations for 2003.

     Critical Accounting Policy — Personal Accident & Disability Income Reserves

      Refer to the Acquisition and Divestiture section for discussion of the impact on income for changes in reserves for the personal accident and disability income sold to Swiss Re through indemnity reinsurance.

     Comparison of 2001 to 2000

      Net income increased $17.4 million to $7.2 million in 2002. Net income for 2001 included the impact of three restructuring charges totaling $19.5 million: two charges were recorded related to LFD totaling $3.7 million and the other charge was for $15.8 million noted above in Other Corporate. Net income for 2001 also included the impact of a $15.0 million gain on sale of reinsurance subsidiaries.

      The loss in Financing decreased $7.0 million between years primarily due to lower short-term borrowing costs resulting from the ten Fed rate cuts that occurred in 2001 and lower long-term debt costs. The decrease in long-term debt costs resulted from several corporate finance activities in 2001 as described in the Liquidity and Cash Flow section of the Review of Consolidated Financial Conditions.

      Other Corporate experienced a negative variance of $3.1 million between years. Included in the 2001 loss was the restructuring charge noted above. In 2000, there were losses of $2.6 million associated with litigation items and a $2.4 million loss related to LNC’s equity investment in AnnuityNet. In addition, there was $8.6 million in incentive compensation expense in 2000 resulting from the achievement of the three-year long-term incentive compensation goals.

      The Reinsurance line, which includes the historical earnings of the former Reinsurance segment had an increase in income of $5.6 million in 2001. The 2001 results, however, only represents eleven months of earnings through November 30, 2001.

      The Amortization of Deferred Gain line includes the amortization of the deferred gain on the indemnity reinsurance portion of the transaction with Swiss Re for December ($5.0 million) along with the recognition of accelerated amortization of the deferred gain on Canadian reinsurance business that was novated to Swiss Re after December 7, 2001 ($7.9 million), but prior to December 31, 2001. In accordance with FAS 113, the gain associated with the indemnity reinsurance portion of the transaction with Swiss Re was recorded as a deferred gain and is being amortized into earnings over a period of 15 years. Upon novation (transfer of the legal liability), generally accepted accounting principles provide for immediate recognition in earnings of the deferred gain related to the novated business.

      LFA had an increased net loss of $4.2 million between years due primarily to a decrease in sales revenue. LFA, a fee-based investment planning firm and broker/ dealer, experienced a decrease in sales across all product lines: annuities, life insurance and other investment products. The downturn in the equity markets caused a difficult sales environment for broker/ dealers. Sales in the fourth quarter of 2001 rebounded from the lower levels experienced in the first three quarters of 2001 and contributed to positive earnings for the quarter which reduced the loss for the year. This fourth quarter 2001 increase in sales was consistent with the trend experienced over the prior three years and can be explained as a seasonal improvement related to the year-end increase in tax planning and other related activities. In addition, in 2001, the events of September 11 derailed sales in the third quarter which created increased demand in the fourth quarter. In addition to lower revenues, LFA had an increase in overall expenses in 2001 as a result of increased salaries and other general and administrative expenses partially offset by reduced commissions and other volume related expenses.

      LFD had an increased loss of $15.9 million between years due to decreased sales revenue and increased expenses, including the restructuring charge in 2001 noted above. LFD experienced slightly lower retail sales in 2001, and revenue decreased as a result of changes in the mix of business. In addition, LFD had lower sales of corporate owned life insurance as previously discussed in the Life Insurance segment’s result of operations. Retail sales were bolstered by strong second half sales of the StepFive® Fixed Annuity, Lincoln ChoicePlussm Variable Annuity product line and the MoneyGuard universal life product which includes a long-term care benefit. Mutual fund sales, however, were weak throughout the year due primarily to the poor performance of the equity markets. In addition, LFD’s wholesaling force was not at full strength until the end of 2001. LFD had higher expenses primarily as a result of its investment in new wholesalers during 2001 partially offset by the positive impact on expenses of the two restructuring plans implemented in 2001, as well as other targeted expense reduction activities. LFD started with 221 wholesalers at the beginning of 2001 and had 241 at December 31, 2001.

     Litigation

      During the first quarter of 2000, the appellate court upheld LNC’s position in litigation relating to the 1992 sale of the Employee Life-Health Benefit business segment. As a result of this favorable decision, LNC’s 2000 earnings increased by approximately $11.2 million ($17.2 million pre-tax).

      In 2001, Lincoln National Life Insurance Company (“LNL’) concluded the settlement of all class action lawsuits alleging fraud in the sale of LNL non-variable universal life and participating whole life policies issued between January 1, 1981 and December 31, 1998. Since 2001, LNL has reached settlements with a substantial number of the owners of policies that opted out of the class action settlement. LNL continues to defend a small number of opt out claims and lawsuits. While there is continuing uncertainty about the ultimate costs of settling the remaining opt out cases, it is management’s opinion that established reserves are adequate and future developments will not materially affect the consolidated financial position of LNC.

      LNC and LNL have pursued claims with their liability insurance carriers for reimbursement of certain costs incurred in connection with the class action settlement and the settlement of claims and litigation brought by owners that opted out of the class action settlement. During the fourth quarter of 2002, LNC and LNL settled their claims against three liability carriers on a favorable basis. LNC and LNL continue to pursue similar claims against a fourth liability insurance carrier.

      In December 2000, LNC received a $43 million (pre-tax) cash payment in exchange for agreeing to modify certain non-compete terms included in an acquisition completed by LNC prior to 1999. In LNC’s purchase accounting for this acquisition, the non-compete terms of the acquisition agreement were believed to have only negligible value and there was no reasonable basis for estimating the additional business and profits, if any, that might result from these non-compete terms. Under these facts and circumstances, LNC concluded that no separately identifiable intangible asset should be recorded for the non-compete terms. However, events in 2000 resulted in a substantial increase in the value of these non-compete terms, culminating with the receipt of the $43 million payment. LNC does not believe that the forfeiture of its remaining non-compete rights and benefits, which would have otherwise expired in 2001, diminishes the value of goodwill recorded in the acquisition. As a result, LNC recorded the $28.0 million ($43 million pre-tax) payment in fourth quarter 2000 net income.

Consolidated Investments

      The consolidated assets under management including consolidated investments and assets held in separate accounts on the balance sheet, and external assets under management classified by investment advisor, mean invested assets, net investment income and investment yield are as follows:

	December 31

	2002	2001	2000	1999	1998

	(in billions)
Assets Managed by Advisor
Investment Management Segment(1):
External Assets	$46.5	$48.4	$53.4	$61.4	$61.5
Insurance Assets	41.1	38.1	35.7	35.9	39.4
Lincoln UK	6.4	6.9	7.9	8.6	7.6
Within Business Units (Policy Loans)	1.9	1.9	1.9	1.9	1.8
By Non-LNC Entities	23.2	30.9	32.4	32.7	23.5

Total Assets Managed	$119.1	$126.2	$131.3	$140.5	$133.8
Mean Invested Assets	$38.83	$37.62	$37.47	$39.03	$36.50
Adjusted Net Investment Income(2)	$2.61	$2.69	$2.75	$2.82	$2.69
Investment Yield ( ratio of net investment income to mean invested assets)	6.74%	7.14%	7.35%	7.21%	7.36%

(1)	See Investment Management segment data for additional detail.

(2)	Includes tax-exempt income.

      Investment Objective: Invested assets are an integral part of the Lincoln Retirement, Life Insurance and Lincoln UK segments’ operations. For discussion of external assets under management, i.e. retail and institutional assets, see the Investment Management segment discussion. LNC follows a balanced approach of investment for both current income and prudent risk management, with an emphasis on generating sufficient current income to meet LNC’s obligations. This approach requires the evaluation of risk and expected return of each asset class utilized, while still meeting the income objectives of LNC. This approach also permits LNC to be more effective in its asset-liability management, since decisions can be made based upon both the economic and current investment income considerations affecting assets and liabilities.

      Investment Portfolio Composition and Diversification: Fundamental to LNC’s investment policy is diversification across asset classes. LNC’s investment portfolio, excluding cash and invested cash, is composed of fixed maturity securities; mortgage loans on real estate; real estate either wholly owned or in joint ventures and other long-term investments. LNC purchases investments for its segmented portfolios that have yield, duration and other characteristics that take into account the liabilities of the products being supported. The dominant investments held are fixed maturity securities, which represent approximately 82% the investment portfolio. The total investment portfolio increased $3.9 billion in 2002 and $744 million in 2001. The increase in 2002 was due to the purchase of investments from cash flow generated by the business units, positive net flows for fixed annuity portfolios and market appreciation of fixed maturity securities. The increase in 2001 was due to the purchase of investments from cash flow generated by the business units, positive net flows for fixed annuity portfolios and market appreciation of fixed maturity securities due to the significant decline in interest rates during 2001.

      Securities Available-for-Sale: LNC’s entire fixed maturity and equity securities portfolio is classified as “available-for-sale” and is carried at fair value on its balance sheet. Because the general intent of the “available-for-sale” accounting rules is to reflect shareholders’ equity as if unrealized gains and losses were actually recognized, it is necessary for LNC to consider all related accounting adjustments that would occur upon such a hypothetical recognition of unrealized gains and losses. Such related balance sheet effects include adjustments to the balances of deferred acquisition costs, policyholder commitments and deferred income taxes. Adjustments to each of these balances are charged or credited directly to shareholders’ equity as part of LNC’s “available-for-sale” accounting. For instance, deferred acquisition costs are adjusted upon the recognition of unrealized gains or losses since the amortization of deferred acquisition costs is based upon an assumed emergence of gross profits on certain insurance business. In a similar manner, adjustments to the balances of policyholder reserves or commitments are made because LNC has either a contractual obligation or has a consistent historical practice of making allocations of investment gains or losses to certain policyholders. Deferred income tax balances are also adjusted, since unrealized gains or losses do not affect actual taxes currently paid. See Note 3 to the consolidated financial statements for details of the gross unrealized gains and losses as of December 31, 2002.

      Mortgaged-Backed Securities: LNC’s fixed maturity securities available-for-sale include mortgage-backed securities. The mortgage-backed securities included in LNC’s investment portfolio are subject to risks associated with variable prepayments. This may result in these securities having a different actual cash flow and maturity than expected at the time of purchase. Securities that have an amortized cost greater than par and are backed by mortgages that prepay faster than expected will incur a reduction in yield or a loss. Those securities with an amortized cost lower than par that prepay faster than expected will generate an increase in yield or a gain. In addition, LNC may incur reinvestment risks if market yields are lower than the book yields earned on the securities. Prepayments occurring slower than expected have the opposite impact. LNC may incur disinvestment risks if market yields are higher than the book yields earned on the securities and LNC is forced to sell the securities. The degree to which a security is susceptible to either gains or losses is influenced by 1) the difference between its amortized cost and par, 2) the relative sensitivity of the underlying mortgages backing the assets to prepayment in a changing interest rate environment and 3) the repayment priority of the securities in the overall securitization structure.

      LNC limits the extent of its risk on mortgage-backed securities by prudently limiting exposure to the asset class, by generally avoiding the purchase of securities with a cost that significantly exceeds par, by purchasing securities backed by stable collateral, and by concentrating on securities with enhanced priority in their trust structure. Such securities with reduced risk typically have a lower yield (but higher liquidity) than higher-risk mortgage-backed securities. At selected times, higher-risk securities may be purchased if they do not compromise the safety of the general portfolio. At December 31, 2002, LNC did not have a significant amount of higher-risk mortgage-backed securities. There are negligible default risks in the mortgage-backed securities portfolio as a whole as the vast majority of the assets are either guaranteed by U.S. government-sponsored entities or are supported in the securitization structure by junior securities enabling the assets to achieve high investment grade status. See Note 3 to the consolidated financial statements for additional detail about the underlying collateral.

      Mortgage Loans on Real Estate and Real Estate: As of December 31, 2002, mortgage loans on real estate and investments in real estate represented 10.5% and 0.7% of the total investment portfolio. As of December 31, 2002, the underlying properties supporting the mortgage loans on real estate consisted of 36.8% in commercial office buildings, 23.3% in retail stores, 18.1% in industrial buildings, 10.3% in apartments, 7.7% in hotels/motels and 3.8% in other. In addition to the dispersion by property type, the mortgage loan portfolio is geographically diversified throughout the United States. However, mortgage loans on real estate in California and Texas accounted for approximately 28% of the total carrying value of mortgage loans at December 31, 2002.

      All mortgage loans that are impaired have an established allowance for credit loss. Changing economic conditions impact LNC’s valuation of mortgage loans. Increasing vacancies, declining rents and the like are incorporated into the discounted cash flow analysis that LNC performs for monitored loans and may contribute to the establishment of (or an increase in) an allowance for credit losses. In addition, LNC recently completed a detailed review of its entire hotel mortgage loan portfolio in light of the downturn in that sector and has done similar analysis for its portfolio of anchored retail mortgage loans. LNC also monitors and evaluates office mortgage loan exposures to troubled sectors such as telecom. Where warranted, LNC has established or increased loss reserves based upon this analysis. Impaired mortgage loans as a percentage of total mortgage loans has deteriorated over the last year as a result of increased credit losses in the sectors noted above. This percentage was 1.7%, 0.6%, 0.5%, 0.6%, 0.8%, 1.1%, 1.9% and 3.9% as of December 31, 2002, 2001, 2000, 1999, 1998, 1997, 1996 and 1995, respectively. See Note 3 to the consolidated financial statements for additional detail regarding impaired mortgage loans.

      LNC completed securitizations of commercial mortgage loans in both the fourth quarter of 2000 and the fourth quarter of 2001. In each securitization, the loans were transferred to a trust held in a “qualified” special purpose entity (“SPE”), which is therefore not consolidated into LNC. In the first securitization, the loans had a fair value of $186.0 million and a carrying value of $185.7 million. LNC retained a 6.3% interest in the securitized assets. LNC received $172.7 million from the trust for the sale of the senior trust certificates representing the other 93.7% beneficial interest. A realized gain of $0.4 million pre-tax was recorded on this sale. A recourse liability was not recorded since LNC is not obligated to repurchase any loans from the trust that may later become delinquent. Cash flows received during 2002, 2001 and 2000 from interests retained in the trust were $2.6 million, $2.6 million and $0.4, respectively.

      In the second securitization completed in 2001, the loans had a fair value of $209.7 million and a carrying value of $198.1 million. LNC received $209.7 million from the trust for the sale of the loans. A recourse liability was not recorded since LNC is not obligated to repurchase any loans from the trust that may later become delinquent. Servicing fees of $0.03 million were received in 2001 and $0.2 million were received in 2002. The transaction was hedged with total return swaps to lock in the value of the loans. LNC recorded a loss on the hedge of $10.1 million pre-tax and a realized gain on the sale of $11.6 million pre-tax resulting in a net gain of $1.5 million pre-tax. LNC did not initially retain an interest in the securitized assets; however, LNC later invested $14.3 million of its general account assets in the certificates issued by the trust. This investment is included in fixed maturity securities on the balance sheet.

      Limited Partnership Investments: As of December 31, 2002 and 2001, there were $294.2 million and $329.5 million, respectively, of limited partnership investments included in consolidated investments. These include investments in approximately 50 different partnerships that allow LNC to gain exposure to a broadly diversified portfolio of asset classes such as venture capital, hedge funds, and oil and gas. They are generally fairly large partnerships with several third party partners. These partnerships do not represent off-balance sheet financing to LNC. Select partnerships contain “capital calls” which require LNC to contribute capital upon notification by the general partner. These capital calls are contemplated during the initial investment decision and are planned for well in advance of the call date. The capital calls are not material in size and pose no threat to LNC’s liquidity. The capital calls are included on LNC’s table of contingent commitments within Review of Consolidated Financial Condition. Limited partnership investments are accounted for using the equity method of accounting and the majority of these investments are included in “Other Investments” on the consolidated balance sheets.

      Net Investment Income: Net Investment income decreased $71.3 million or 3% in 2002 due to a decrease in the yield on investments from 7.14% to 6.74% (all calculations on a cost basis). The decrease in yield was primarily due to lower interest rates on new securities purchased along with higher than historical levels of defaults due to the weak economy of 2002. In addition, 2002 net investment income generated by partnership investments was lower than the unusually favorable levels of net investment income generated by partnerships in 2001. Net investment income decreased $67.5 million or 2% in 2001 due to a decrease in the yield on investments from 7.35% to 7.14% (all calculations on a cost basis). The decrease in the yield on investments was primarily due to lower interest rates on new securities purchased along with an increase in security defaults resulting from the weak economy in 2001. In addition, LNC transferred higher yielding invested assets, and received current fair value as part of the close of the sale of the reinsurance business to Swiss Re on December 7, 2001. The proceeds of the sale were invested in lower yielding highly liquid short-term investments. Mean invested assets only increased 0.4% in 2001.

      Critical Accounting Policy — Realized Gain (Loss) on Investments and Derivative Instruments: LNC had net pre-tax realized losses on investments and derivatives of $271.5 million, $114.5 million and $28.3 million in 2002, 2001 and 2000, respectively. Prior to the amortization of acquisition costs, provision for policyholder commitments and investment expenses, net pre-tax realized losses were $405.3 million, $202.8 million, and $56.4 million in 2002, 2001 and 2000, respectively. Also included in the 2002 loss was a pre-tax realized gain of $33.4 million ($21.7 million after-tax) from the sale of LNC’s investment in unconsolidated affiliate related to LNC’s former Reinsurance segment (see further discussion of this investment in the Results of Operations for “Other Operations”).

      The gross realized gains on fixed maturity and equity securities were $181.2 million, $223.2 million and $204.5 million, in 2002, 2001 and 2000, respectively. Gross realized losses on fixed maturity and equity securities were $609.9 million, $459.7 million and $266.8 million, respectively. Included within losses are write-downs for impairments of $321.5 million, $252.9 million and $55.8 million in 2002, 2001 and 2000, respectively.

      Although the realized losses that resulted from sales and impairments originated from a number of sectors, the larger losses can be attributed to collateralized debt obligations (CDOs) and the telecommunications and airline sectors.

      LNC’s overall strategy of reducing exposure to CDOs was complicated by the deteriorating economy and the lack of liquidity of these instruments driven by declining economic conditions and increased corporate default rates. All these effects negatively impacted the CDO market, resulting in prolonged implementation of our strategy. As a result of sales and impairment write-downs, the CDO exposure has been reduced to approximately 1.6% of LNC’s fixed maturity securities, with 90% rated investment grade.

      The losses in the telecommunications sector were largely due to sales and impairment write-downs of Worldcom bonds, although there were other telecommunications issuers that were sold at losses throughout the year. Similar to the telecommunication sector, LNC also experienced realized losses in the airline sector due to the bankruptcies of US Airways and United Airlines. LNC’s exposure to the airline sector is primarily equipment trust certificates and enhanced equipment trust certificates. Airplanes collateralize these investments, but the declines in underlying valuations of airplanes have resulted in the impairment of LNC’s holdings.

      In addition to the aforementioned sectors, the realized losses and gains in 2002 arose from investment transactions as a result of the active management of LNC’s portfolio quality. There were several strategies that drove transactions, some of which include:

1. In addition to credit evaluations and relative value considerations, investments that do not provide adequate return relative to statutory capital requirements were liquidated and replaced with investments that are more capital efficient.

2. Portfolio exposure to certain high-risk sectors, such as bonds of issuers that have asbestos related litigation risk, was reduced.

3. Small proportions of the LNC portfolio are allocated to high-risk asset classes such as emerging markets. Given the volatile markets in 2002, the turnover was higher on this sub-segment of the portfolio than in previous years. This resulted in realized gains as well as realized losses.

      Significant circumstances that contributed to realized losses on investments in 2001 included the Enron bankruptcy, the defaults by Kmart and Argentina, as well as rapid declines in credit ratings and deterioration of expected cash flows on various collateralized debt obligation investments. The loss in 2000 was primarily the result of the sale of investments, and to a lesser extent the write-down and provision for losses on investments.

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

      Critical Accounting Policy — Write-Downs and Allowance for Losses: Securities available-for-sale, that were deemed to have declines in fair value that were other than temporary were written down to fair value. The fixed maturity securities to which these write-downs apply were generally of investment grade quality at the time of purchase, but were subsequently down graded by rating agencies to “below-investment grade.” Factors considered by LNC in determining whether declines in the fair value of fixed maturity securities are other than temporary include 1) the significance of the decline, 2) LNC’s ability and intent to retain the investment for a sufficient period of time for it to recover, 3) the time period during which there has been a significant decline in value, and 4) fundamental analysis of the liquidity, business prospects and overall financial condition of the issuer. Based upon these factors, securities that have indications of potential impairment are subject to intensive review. Where such analysis results in a conclusion that declines in fair values are other than temporary, the security is written down to fair value. See Note 8 (Fair Value of Financial Instruments) to the consolidated financial statements for a general discussion of the methodologies and assumptions used to determine estimated fair values.

      Fair values for private securities are estimated by (1) a matrix process that employs discounting expected future cash flows using a current market rate applicable to the coupon rate, credit quality, industry sector and maturity of the investments, (2) third party-supplied prices or secondary market transactions, and (3) applying professional judgment to arrive at fair value based upon prices of public or non-public securities of similarly situated issuers. The fair value for all private securities was $4,601.3 million and $4,537.7 million at December 31, 2002 and 2001, respectively, representing about 11.5% and 12.5% of total invested assets, respectively.

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

      EITF 99-20 changed the manner in which impairment on certain investments in collateralized securities is determined. The cumulative effect adjustment that LNC recorded in connection with the adoption of EITF 99-20 in the second quarter of 2001 was a net realized loss on investments of $11.3 million after-tax ($17.3 million pre-tax).

      Write-downs and allowances for losses on select mortgage loans on real estate, real estate and other investments were established when the underlying value of the property was deemed to be less than the carrying value. These write-downs and provisions for losses, as well as the write-downs of fixed maturity and equity securities are disclosed within the notes to the accompanying consolidated financial statements (see Note 3 to the consolidated financial statements).

      Unrealized Gains and Losses: At December 31, 2002 and 2001, gross unrealized gains on securities available-for-sale were $2,402.5 million and $1,075.4 million, respectively, and gross unrealized losses on securities available-for-sale were $735.4 million and $659.6 million, respectively. At December 31, 2002, gross unrealized gains and losses on fixed maturity securities available-for-sale were $2,357.5 million and $693.1 million, respectively, and gross unrealized gains and losses on equity securities available-for-sale were $11.2 million and $8.5 million, respectively. At December 31, 2001, gross unrealized gains and losses on fixed maturity securities available-for-sale were $1,005.6 million and $615.9 million, respectively, and gross unrealized gains and losses on equity securities available-for-sale were $69.8 million and $43.7 million, respectively. The great majority of these unrealized gains and losses can be attributed to changes in interest rates, which have created temporary price fluctuations. However, within the portfolio of securities with unrealized losses are certain securities that LNC has identified as exhibiting indications that the decline in fair value may be other than a temporary decline in value.

      Where detailed analysis by LNC credit analysts and investment portfolio managers leads to the conclusion that a security’s decline in fair value is other than temporary, the security is written down to fair value. In instances where declines are considered temporary, the security will continue to be carefully monitored.

      The following information is applicable to unrealized loss securities that were subject to these enhanced analysis and monitoring processes as of the relevant balance sheet date. In viewing this information, it is important to realize that LNC is continuously reviewing and updating the status of its investment portfolios. Accordingly, the information presented below relates to the status of securities that were being monitored at a particular point in time, and may not be indicative of the status of LNC’s investment portfolios subsequent to the balance sheet date. Further, since the timing of the recognition of realized investment gains and losses through the selection of which securities are sold is largely at management’s discretion, it is important to consider the information provided below within the context of the overall unrealized gain or loss position of LNC’s investment portfolios. These are important considerations that should be included in any evaluation of the potential impact of unrealized loss securities upon LNC’s future earnings. LNC had an overall net unrealized gain (after the amortization of acquisition costs, provision for policyholder commitments, investment expenses and taxes) on securities available-for-sale under FAS 115 of $753.3 million and $195.7 million at December 31, 2002 and 2001, respectively.

      For traded and private securities held by LNC at December 31, 2002 that were subject to enhanced analysis and monitoring for potential changes in unrealized loss status, the fair value, amortized cost, unrealized loss and total time period that the security has been in an unrealized loss position are presented in the table below.

		% Fair	Amortized	% Amortized	Unrealized	% Unrealized
(000s omitted)	Fair Value	Value	Cost	Cost	Loss	Loss

† 90 days	$13,595	4.8%	$14,627	3.1%	$(1,032)	0.5%
>90 days but † 180 days	27,026	9.5%	38,118	8.0%	(11,092)	5.8%
>180 days but † 270 days	23,448	8.2%	39,151	8.2%	(15,702)	8.2%
>270 days but † 1 year	24,827	8.7%	37,898	7.9%	(13,071)	6.8%
>1 year	195,644	68.8%	346,954	72.8%	(151,311)	78.7%

Total	$284,540	100.0%	$476,748	100.0%	$(192,208)	100.0%

† = less than or equal to.

      For traded and private securities held by LNC at December 31, 2001 that were subject to enhanced analysis and monitoring for potential changes in unrealized loss status, the fair value, amortized cost, unrealized loss and total time period that the security has been in an unrealized loss position are presented in the table below.

		% Fair	Amortized	% Amortized	Unrealized	% Unrealized
(000s omitted)	Fair Value	Value	Cost	Cost	Loss	Loss

† 90 days	$67,107	42.7%	$87,006	41.80%	$(19,899)	39.2%
>90 days but † 180 days	6,618	4.2%	8,706	4.20%	(2,088)	4.1%
>180 days but † 270 days	13,515	8.6%	18,428	8.90%	(4,913)	9.7%
>270 days but † 1 year	—	—	—	—	—	—
>1 year	70,049	44.5%	93,926	45.10%	(23,877)	47.0%

Total	$157,289	100.0%	$208,066	100.00%	$(50,777)	100.0%

† = less than or equal to.

      For total traded and private securities held by LNC at December 31, 2002 that are in unrealized loss status, the fair value, amortized cost, unrealized loss and total time period that the security has been in an unrealized loss position are presented in the table below.

		% Fair	Amortized	% Amortized	Unrealized	% Unrealized
(000s omitted)	Fair Value	Value	Cost	Cost	Loss	Loss

† 90 days	$1,910,152	38.1%	$1,981,327	34.5%	$(71,175)	10.1%
>90 days but † 180 days	607,070	12.1%	684,139	11.9%	(77,069)	11.0%
>180 days but † 270 days	349,872	7.0%	421,977	7.3%	(72,105)	10.3%
>270 days but † 1 year	358,915	7.2%	426,758	7.4%	(67,843)	9.6%
>1 year *	1,782,873	35.6%	2,230,058	38.8%	(447,185)	59.0%

Total	$5,008,882	100.0%	$5,744,259	100.0%	$(735,377)	100.0%

† = less than or equal to.

*	Included in the amount of unrealized losses greater than one year are unrealized losses of $36.0 million related primarily to participating polices in the Lincoln UK segment. Gain and losses on securities supporting this business are credited to the policyholder when incurred and do not affect net income of LNC.

      For total traded and private securities held by LNC at December 31, 2001 that are in unrealized loss status, the fair value, amortized cost, unrealized loss and total time period that the security has been in an unrealized loss position are presented in the table below.

		% Fair	Amortized	% Amortized	Unrealized	% Unrealized
(000s omitted)	Fair Value	Value	Cost	Cost	Loss	Loss

† 90 days	$6,411,635	62.5%	$6,596,925	60.5%	$(185,290)	28.1%
>90 days but † 180 days	709,976	6.9%	789,048	7.2%	(79,072)	12.0%
>180 days but † 270 days	142,493	1.4%	165,441	1.5%	(22,948)	3.5%
>270 days but † 1 year	507,417	5.0%	558,307	5.1%	(50,890)	7.7%
>1 year	2,478,173	24.2%	2,799,543	25.7%	(321,370)	48.7%

Total	$10,249,694	100.0%	$10,909,264	100.0%	$(659,570)	100.0%

† = Less than or equal to

      LNC has no concentrations of issuers or guarantors of fixed maturity and equity securities. The composition by industry categories of securities subject to enhanced analysis and monitoring for potential changes in unrealized loss status, held by LNC at December 31, 2002 is presented in the table below.

		% Fair	Amortized	% Amortized	Unrealized	% Unrealized
	Fair Value	Value	Cost	Cost	Loss	Loss

	(000s omitted)
Electric Power	$96,797	34.0%	$173,008	36.3%	$(76,211)	39.7%
Asset-Backed Securities	67,138	23.6%	100,650	21.1%	(33,512)	17.4%
Chemicals	7,565	2.7%	30,000	6.3%	(22,435)	11.7%
Oil Field Services	9,530	3.3%	28,387	6.0%	(18,857)	9.8%
Pharmaceuticals	15,068	5.3%	28,450	6.0%	(13,382)	7.0%
Technology	11,880	4.2%	22,294	4.7%	(10,414)	5.4%
Pipelines	26,688	9.4%	32,689	6.8%	(6,001)	3.1%
Airlines	19,881	7.0%	25,433	5.3%	(5,552)	2.9%
Consumer Non-Cyclical	7,488	2.6%	9,386	2.0%	(1,898)	1.0%
Sovereigns	3,452	1.2%	4,961	1.0%	(1,509)	0.8%
Textile	7,813	2.7%	8,672	1.8%	(859)	0.4%
Non-Captive Consumer	4,050	1.4%	4,646	1.0%	(596)	0.3%
Wirelines	1,080	0.4%	1,629	0.3%	(549)	0.3%
Retailers	423	0.2%	780	0.2%	(357)	0.2%
CMBS	1,934	0.7%	2,009	0.4%	(75)	0.0%
Other	3,753	1.3%	3,754	0.8%	(1)	0.0%

	$284,540	100.0%	$476,748	100.0%	$(192,208)	100.0%

      The composition by industry categories of securities subject to enhanced analysis and monitoring for potential changes in unrealized loss status, held by LNC at December 31, 2001 is presented in the table below.

		% Fair	Amortized	% Amortized	Unrealized	% Unrealized
	Fair Value	Value	Cost	Cost	Loss	Loss

	(000s omitted)
Textile	$11,531	7.3%	$21,499	10.3%	$(9,968)	19.6%
Electric Power	47,467	30.2%	55,482	26.7%	(8,015)	15.8%
Distributors	36,350	23.1%	43,534	20.9%	(7,184)	14.1%
Wirelines	9,058	5.8%	16,062	7.7%	(7,004)	13.8%
Asset-Backed Securities	16,977	10.8%	23,097	11.1%	(6,120)	12.1%
Industrial	14,664	9.3%	19,748	9.5%	(5,084)	10.0%
Metals and Mining	4,264	2.7%	6,680	3.2%	(2,416)	4.8%
Non-Captive Consumer	6,764	4.3%	8,686	4.2%	(1,922)	3.8%
Utility	2,686	1.7%	4,140	2.0%	(1,454)	2.9%
REITs	3,900	2.5%	5,037	2.4%	(1,137)	2.2%
Basic Industry	3,628	2.30%	4,101	2.00%	(473)	0.90%

	$157,289	100.0%	$208,066	100.0%	$(50,777)	100.0%

      The composition by industry categories of all securities in unrealized loss status, held by LNC at December 31, 2002 is presented in the table below.

		% Fair	Amortized	% Amortized	Unrealized	% Unrealized
	Fair Value	Value	Cost	Cost	Loss	Loss

	(000’s omitted)
Electric Power	$692,086	13.8%	$856,740	14.9%	$(164,654)	22.4%
Airlines	240,684	4.8%	339,997	5.9%	(99,313)	13.5%
Asset-Backed Securities	566,568	11.3%	633,628	11.0%	(67,060)	9.1%
Pipelines	157,596	3.1%	199,625	3.5%	(42,029)	5.7%
Banking	319,051	6.4%	354,941	6.2%	(35,890)	4.9%
Chemicals	66,657	1.3%	96,285	1.7%	(29,628)	4.0%
Wirelines	144,079	2.9%	170,803	3.0%	(26,724)	3.6%
Sovereigns	266,654	5.3%	289,079	5.0%	(22,425)	3.1%
Oil Field Services	43,253	0.9%	62,945	1.1%	(19,692)	2.7%
Media Cable	57,937	1.2%	74,174	1.3%	(16,237)	2.2%
Automotive	116,021	2.3%	131,566	2.3%	(15,545)	2.1%
Pharmaceuticals	39,983	0.8%	53,450	0.9%	(13,467)	1.8%
Retailers	49,183	1.0%	61,416	1.1%	(12,233)	1.7%
CMBS	67,330	1.3%	79,316	1.4%	(11,986)	1.6%
Industrial Other	39,719	0.8%	51,178	0.9%	(11,459)	1.6%
Technology	18,566	0.4%	29,152	0.5%	(10,586)	1.4%
P&C	82,308	1.6%	90,840	1.6%	(8,532)	1.1%
Refining	38,307	0.8%	46,758	0.8%	(8,451)	1.1%
Other	680,255	13.6%	688,168	12.0%	(7,913)	1.1%
Foreign Agencies	22,425	0.4%	29,385	0.5%	(6,960)	1.0%
Metals and Mining	124,446	2.5%	130,646	2.3%	(6,200)	0.8%
Integrated	60,547	1.2%	66,425	1.2%	(5,878)	0.8%
Supermarkets	31,598	0.6%	37,145	0.6%	(5,547)	0.8%
Wireless	98,502	2.0%	104,010	1.8%	(5,508)	0.8%

		% Fair	Amortized	% Amortized	Unrealized	% Unrealized
	Fair Value	Value	Cost	Cost	Loss	Loss

	(000’s omitted)
Transportation Services	64,921	1.3%	69,801	1.2%	(4,880)	0.7%
Paper	36,883	0.7%	41,453	0.7%	(4,570)	0.6%
Utility Other	27,578	0.6%	31,166	0.5%	(3,588)	0.5%
Consumer Cyclical Services	21,657	0.4%	24,933	0.4%	(3,276)	0.5%
Building Materials	41,614	0.8%	44,320	0.8%	(2,706)	0.4%
Railroads	25,666	0.5%	28,005	0.5%	(2,339)	0.3%
Tennessee Valley Authority	32,862	0.7%	35,133	0.6%	(2,271)	0.3%
Food and Beverage	28,166	0.6%	30,349	0.5%	(2,183)	0.3%
Consumer Non-Cyclical	7,488	0.1%	9,386	0.2%	(1,898)	0.3%
Mortgage	51,291	1.0%	53,025	0.9%	(1,734)	0.2%
Aerospace/ Defense	20,791	0.4%	22,280	0.4%	(1,489)	0.2%
Life	34,893	0.7%	35,947	0.6%	(1,054)	0.1%
Distributors	15,070	0.3%	16,015	0.3%	(945)	0.1%
Media Non-Cable	23,470	0.5%	24,406	0.4%	(936)	0.1%
Textile	7,813	0.2%	8,672	0.2%	(859)	0.1%
Captive	30,931	0.6%	31,782	0.6%	(851)	0.1%
Construction Machinery	4,250	0.1%	5,083	0.1%	(833)	0.1%
Non-Captive Consumer	10,597	0.2%	11,348	0.2%	(751)	0.1%
Non-Captive Diversified	3,220	0.1%	3,667	0.1%	(447)	0.1%
Collateralized Mortgage Obligations	96,018	1.9%	96,463	1.7%	(445)	0.1%
Consumer Products	12,544	0.3%	12,960	0.2%	(416)	0.1%
Consumer Cyclical	773	0.0%	1,146	0.0%	(373)	0.1%
Foreign Local Governments	4,454	0.1%	4,750	0.1%	(296)	0.1%
Financial Other	25,592	0.5%	25,827	0.4%	(235)	0.0%
Entertainment	23,276	0.5%	23,501	0.4%	(225)	0.0%
Healthcare	850	0.0%	1,033	0.0%	(183)	0.0%
Municipal	17,905	0.4%	18,054	0.3%	(149)	0.0%
Lodging	1,840	0.0%	1,988	0.0%	(148)	0.0%
Brokerage	1,392	0.0%	1,412	0.0%	(20)	0.0%
FNMA FHA VA 30YR	208	0.0%	214	0.0%	(6)	0.0%
REITS	445	0.0%	446	0.0%	(1)	0.0%
Lincoln UK Fixed Maturity Securities	181,758	3.6%	187,086	3.3%	(5,328)	0.7%
Lincoln UK Equity Securities*	128,911	2.6%	164,936	2.9%	(36,025)	4.9%

	$5,008,882	100.0%	$5,744,259	100.0%	$(735,377)	100.0%

*	The unrealized losses for Lincoln UK Equity Securities are primarily related to participating polices in the Lincoln UK segment. Gain and losses on securities supporting this business are credited to the policyholder when incurred and do not affect net income of LNC.

      The composition by industry categories of all securities in unrealized loss status, held by LNC at December 31, 2001 is presented in the table below.

		% Fair	Amortized	% Amortized	Unrealized	% Unrealized
	Fair Value	Value	Cost	Cost	Loss	Loss

	(’000s omitted)
Asset- Backed Securities	$966,070	9.4%	$1,065,451	9.8%	$(99,381)	15.1%
Electric	997,693	9.7%	1,062,158	9.7%	(64,465)	9.8%
Airlines	366,334	3.6%	417,161	3.8%	(50,827)	7.7%
Automotive	244,003	2.4%	269,613	2.5%	(25,610)	3.9%
Chemicals	223,614	2.2%	247,673	2.3%	(24,059)	3.6%
Banking	568,173	5.5%	590,271	5.4%	(22,098)	3.4%
Pipelines	243,255	2.4%	264,136	2.4%	(20,881)	3.2%
Wirelines	202,401	2.0%	221,842	2.0%	(19,441)	2.9%
P&C	116,502	1.1%	135,819	1.3%	(19,317)	2.9%
Industrial Other	135,387	1.3%	151,800	1.4%	(16,413)	2.5%
Sovereigns	261,942	2.6%	277,802	2.5%	(15,860)	2.4%
Retailers	171,429	1.7%	185,648	1.7%	(14,219)	2.2%
Media Non-Cable	228,365	2.2%	241,429	2.2%	(13,064)	2.0%
Metals and Mining	188,734	1.8%	200,763	1.8%	(12,029)	1.8%
Textile	30,080	0.3%	41,207	0.4%	(11,127)	1.7%
Beverage	36,296	0.4%	47,176	0.4%	(10,880)	1.6%
Distributors	114,546	1.1%	124,603	1.1%	(10,057)	1.5%
Transportation Services	171,275	1.7%	180,689	1.7%	(9,414)	1.4%
Refining	50,584	0.5%	57,535	0.5%	(6,951)	1.1%
Building Materials	88,015	0.9%	94,624	0.9%	(6,609)	1.0%
Entertainment	157,335	1.5%	163,940	1.5%	(6,605)	1.0%
Other	134,073	1.3%	140,578	1.3%	(6,505)	1.0%
Wireless	39,358	0.4%	45,771	0.4%	(6,413)	1.0%
Oil Field Services	161,150	1.6%	167,528	1.5%	(6,378)	1.0%
CMBS	148,716	1.5%	154,382	1.4%	(5,666)	0.9%
Collateralized Mortgage Obligations	288,754	2.8%	294,301	2.7%	(5,547)	0.8%
Media Cable	35,146	0.3%	40,641	0.4%	(5,495)	0.8%
Utility Other	60,861	0.6%	65,911	0.6%	(5,050)	0.8%
REITs	65,097	0.6%	69,977	0.6%	(4,880)	0.7%
Paper	121,372	1.2%	126,050	1.2%	(4,678)	0.7%
Railroads	77,741	0.8%	82,310	0.8%	(4,569)	0.7%
Lodging	37,608	0.4%	42,119	0.4%	(4,511)	0.7%
Non-Callable	97,239	0.9%	101,698	0.9%	(4,459)	0.7%
Technology	68,293	0.7%	72,568	0.7%	(4,275)	0.6%
Integrated	167,765	1.6%	171,595	1.6%	(3,830)	0.6%
Captive	123,778	1.2%	127,400	1.2%	(3,622)	0.5%
Food	177,804	1.7%	181,372	1.7%	(3,568)	0.5%
Conglomerates	138,682	1.4%	142,106	1.3%	(3,424)	0.5%
Financial Other	38,191	0.4%	41,368	0.4%	(3,177)	0.5%
Aerospace/ Defense	92,886	0.9%	96,040	0.9%	(3,154)	0.5%
Communications	2,940	0.0%	5,632	0.1%	(2,692)	0.4%

		% Fair	Amortized	% Amortized	Unrealized	% Unrealized
	Fair Value	Value	Cost	Cost	Loss	Loss

	(’000s omitted)
Life	67,926	0.7%	70,284	0.6%	(2,358)	0.4%
FNMA	19,472	0.2%	21,676	0.2%	(2,204)	0.3%
Consumer Cyclical	6,851	0.1%	8,987	0.1%	(2,136)	0.3%
Non-Captive Diversified	24,011	0.2%	26,044	0.2%	(2,033)	0.3%
Yankee Corporates	3,087	0.0%	5,112	0.0%	(2,025)	0.3%
Mortgage	55,786	0.5%	57,686	0.5%	(1,900)	0.3%
Municipal	36,185	0.4%	37,928	0.3%	(1,743)	0.3%
Pharmaceuticals	74,631	0.7%	76,270	0.7%	(1,639)	0.2%
Consumer Products	31,188	0.3%	32,639	0.3%	(1,451)	0.2%
Finance Companies	49,824	0.5%	51,125	0.5%	(1,301)	0.2%
Consumer Cyclical Services	28,550	0.3%	29,654	0.3%	(1,104)	0.2%
Construction Machinery	24,476	0.2%	25,567	0.2%	(1,091)	0.2%
FNMA Conventional 30 Yr	121,842	1.2%	122,842	1.1%	(1,000)	0.2%
Other	1,505,678	14.7%	1,539,057	14.1%	(33,379)	5.0%
Lincoln UK Fixed Maturity Securities	435,104	4.2%	444,278	4.1%	(9,174)	1.4%
Lincoln UK Equity Securities	125,596	1.2%	149,428	1.4%	(23,832)	3.6%

	$10,249,694	100.0%	$10,909,264	100.0%	$(659,570)	100.0%

      At December 31, 2002 and 2001, less than 9% and 5%, respectively, of the traded and private securities held that were subject to enhanced analysis and monitoring for potential changes in unrealized loss status were rated as investment grade. The range of maturity dates for these securities varies, with about 57% of these securities maturing between 5 and 10 years, about 20% maturing in greater than 10 years and the remaining maturity dates maturing in less than 5 years. At December 31, 2002 and 2001, 65.3% and 84.7%, respectively of total traded and private securities in unrealized loss status were rated as investment grade. At December 31, 2002, the range of maturity dates for total traded and private securities in unrealized loss status varies, with about 22% maturing between 5 and 10 years, 46% maturing after 10 years and the remaining securities maturing in less than 5 years. At December 31, 2001, the range of maturity dates for these securities varies, with about 39% maturing between 5 and 10 years, 37% maturing after 10 years and the remaining securities maturing in less than 5 years. See Note 3 to the consolidated financial statements for ratings and maturity date information for LNC’s fixed maturity investment portfolio.

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

      During the year ended December 31, 2002 and 2001, LNC sold securities at gains and at losses. As discussed earlier, in the process of evaluating whether a security with an unrealized loss reflects an other than temporary decline, LNC considers its ability and intent to hold the security until its value recovers. However, subsequent decisions on securities sales are made within the context of overall risk monitoring, assessing value relative to other comparable securities and overall portfolio maintenance. Although LNC’s portfolio managers may, at a given point in time, believe that the preferred course of action is to hold securities with unrealized losses that are considered temporary until such losses are recovered, the dynamic nature of portfolio management may result in a subsequent decision to sell. These subsequent decisions are consistent with the classification of LNC’s investment portfolio as available-for-sale. In the future, LNC expects to continue to manage all invested assets within its portfolios in a manner that is consistent with the available-for-sale classification.

      Use of Derivatives: The primary use of derivatives at LNC is to hedge interest rate risk that is embedded in either life insurance and annuity product liabilities or investment portfolios. To a lesser extent, derivatives are also used to hedge exposures to foreign currency and equity market risks. Derivatives held at December 31, 2002 contain industry standard terms and are entered into with financial institutions with long-standing, superior performance records.

     Review of Consolidated Financial Condition

Liquidity and Cash Flow

      Liquidity refers to the ability of an enterprise to generate adequate amounts of cash from its normal operations to meet cash requirements with a prudent margin of safety. Because of the interval of time from receipt of deposit or premium until payment of benefits or claims, LNC and other insurers employ investment portfolios as an integral element of operations. By segmenting its investment portfolios along product lines, LNC enhances the focus and discipline it can apply to managing the liquidity, as well as the interest rate and credit risk of each portfolio commensurate with the profile of the liabilities. For example, portfolios backing products with less certain cash flows and/or withdrawal provisions are kept more liquid than portfolios backing products with more predictable cash flows.

      The consolidated statements of cash flows indicate that operating activities provided cash of $0.5 billion, $1.3 billion and $2.0 billion in 2002, 2001 and 2000, respectively. This statement also classifies the other sources and uses of cash by investing activities and financing activities and discloses the amount of cash available at the end of the year to meet LNC’s obligations.

      Although LNC generates adequate cash flow to meet the needs of its normal operations, periodically LNC may issue debt or equity securities to fund internal expansion, acquisitions, investment opportunities and the retirement of LNC’s debt and equity. In April 2002, a new shelf registration statement was declared effective by the Securities and Exchange Commission. The new shelf registration totaled $1.2 billion (including $402.5 million of registered but unissued securities from previous registration statements). After giving consideration to the $250 million 5.25% five-year senior notes issued in June 2002, LNC has $950 million remaining under the shelf registration to issue debt securities, preferred stock, common stock, warrants, stock purchase contracts and stock purchase units of LNC and trust preferred securities of four subsidiary trusts. The net proceeds from the sale of the securities offered by this shelf registration and the applicable prospectus supplement(s) are expected to be used by LNC for general corporate purposes, including repurchases of outstanding common stock, repayment or redemption of outstanding debt or preferred stock, the possible acquisition of financial services businesses or assets thereof, investment in portfolio assets and working capital needs. Cash funds are also available from LNC’s revolving credit agreements. In June 2002, LNC reduced its revolving bank lines of credit from $700 million to $500 million when LNC suspended its commercial paper issuance under its European Commercial Paper program (see Note 5 to the consolidated financial statements).

      LNC purchased and retired 12,088,100; 11,278,022; and 6,222,581 shares of common stock at a cost of $474.5 million, $503.7 million and $210.0 million in 2002, 2001 and 2000, respectively. In November 2000, the LNC board authorized $500 million to repurchase LNC securities. At the time of this authorization, there was $99.7 million remaining under a $500 million May 1999 board authorization. All of the shares repurchased in 2000 came under the May 1999 board authorization. In July 2001, the LNC board authorized an additional $500 million to repurchase LNC securities. In 2001, the remaining amount ($53.4 million) under the May 1999 board authorization was used and $450.4 million under the November 2000 board authorization was used. On August 8, 2002, the LNC Board authorized the repurchase of up to an additional $600 million of LNC securities. In 2002, the remaining amount ($49.6 million) under the November 2000 board authorization was used and $424.9 million under the July 2001 board authorization was used. The remaining amount under the combined repurchase authorization at December 31, 2002 was $675.1 million.

      On August 16, 2001, LNC settled mandatory stock purchase contracts issued in conjunction with the FELINE PRIDES financing. This action resulted in the issuance of 4.6 million shares of LNC stock at $49.67 per share. Investors had the option of settling the purchase contract with separate cash or by having the collateral securing their purchase obligations sold. In the case of investors who held the Trust Originated Preferred Securities (“TOPrS”) as collateral for the purchase contracts, they were permitted to enter into a remarketing process with proceeds used to settle the contracts. On August 13, 2001, the remarketing failed resulting in the retirement of $225 million TOPrS. A total of $5 million of two-year TOPrS remain outstanding which represents investors who chose to settle with separate cash and hold onto their TOPrS until maturity.

      On September 13, 2001, LNC redeemed all 8.6 million shares of the $215 million outstanding 8.75% Cumulative Quarterly Income Preferred Securities, Series A that were issued by Lincoln National Capital I and guaranteed by LNC.

      On November 19, 2001, LNC issued 6.9 million shares of $172.5 million 7.65% Trust Preferred Securities (“TRUPS”) through Lincoln National Capital V. In conjunction with the $172.5 million TRUPS issue, LNC executed a $172.5 million notional amount interest rate swap that effectively converted the 7.65% fixed rate coupon on the TRUPS into a LIBOR-based floating rate obligation. On December 7, 2001, LNC issued $250 million 6.20% ten-year senior notes.

      On January 7, 2002, LNC redeemed $100 million 8.35% Trust Originated Preferred Securities issued by Lincoln Capital II and guaranteed by LNC. On June 3, 2002, LNC issued $250 million 5.25% five-year senior notes. The net proceeds of that offering was used for general corporate purposes, and pending such application, have been used to pay down short-term debt. In conjunction with the $250 million debt issue, LNC executed a $100 million notional amount interest rate swap that effectively converted the 5.25% fixed rate coupon on the bond into a LIBOR-based floating rate obligation for that portion of the bond.

      On December 7, 2001, Swiss Re acquired LNC’s reinsurance operation for $2.0 billion. In addition, LNC retained the capital supporting the reinsurance operation. After giving affect to the increased levels of capital needed within the Life Insurance and Lincoln Retirement segments that results from the change in the ongoing mix of business under LNC’s internal capital allocation models, the disposition of LNC’s reinsurance operation has freed-up approximately $100 million of capital. The transaction structure involved a series of indemnity reinsurance transactions combined with the sale of certain stock companies that comprised LNC’s reinsurance operation. Approximately $0.56 billion of the proceeds from the transaction were used to pay taxes and associated deal costs and approximately $1.0 billion was used to repurchase stock, reduce debt, and support holding company cash flow needs. LNC used approximately $0.3 billion to pay the fourth quarter 2002 settlement with Swiss Re (see the Acquisition and Divestiture section for regarding the settlement with Swiss Re). Any remaining proceeds will be dedicated to the ongoing capital needs of LNL.

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

      In general, dividends are not subject to prior approval from the Commissioner provided LNL’s statutory earned surplus is positive and such dividends do not exceed the standard limitation of the greater of 10% of total statutory earned surplus or the amount of statutory earnings in the prior calendar year. Dividends of $710 million were paid by LNL to LNC in the second quarter of 2002. These distributions were made in two installments. The first installment of $60 million was paid in April. The second installment of $650 million was paid in June. As both installments exceeded the standard limitation noted above, a special request was made for each payment and each was approved by the Commissioner. Both distributions represented a portion of the proceeds received from the indemnity reinsurance transaction with Swiss Re. As a result of the payment of dividends and statutory losses in 2002, LNL’s statutory earned surplus is negative as of December 31, 2002. The statutory losses resulted from realized losses on investments, the effect of the equity markets and the reserve strengthening in 2002 related to the reinsurance business sold to Swiss Re. Due to the negative statutory earned surplus as of December 31, 2002, any dividend(s) paid by LNL in 2003 will be subject to prior approval from the Commissioner. As occurred in 2001, dividends approved and paid while statutory earned surplus is negative are expected to be classified as a reduction to paid-in-capital.

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

     Contractual Obligations and Contingent Commitments

      The tables below summarize LNC’s obligations and commitments to make future payments under contracts in place at December 31, 2002, as well as contingent commitments in place at December 31, 2002.

Contractual Obligations

								Future
								Amortization/	Amount Per
Contractual Obligations	2003	2004	2005	2006	2007	Thereafter	Total	Adjustment	Balance Sheet

	(in millions)
Short Term Debt	$153.0	$—	$—	$—	$—	$—	$153.0	$—	$153.0
Long Term Debt	—	—	193.0	—	250.0	670.3	1,113.3	5.9	1,119.2
Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Soley Junior Subordinated Debentures	5.0					372.5	377.5	15.2	392.7
Operating Leases	59.8	58.6	58.0	54.6	53.1	77.2	361.3
Stadium Naming Rights-Lincoln Financial Field (1)	5.5	5.6	5.7	5.8	6.0	106.4	135.0
Lincoln UK Administration Contract (2)	33.3	30.1	28.2	27.8	26.7	113.1	259.2
Information Technology Contract	70.0	70.0	5.8				145.8

Totals	$326.6	$164.3	$290.7	$88.2	$335.8	$1,339.5	$2,545.1	$21.1	$1,664.9

Contingent Commitments

		Amount of Commitment
		Expiring per Period
	Total
	Amount	Less than	1–3	4–5	After 5
Commitments	Committed	1 Year	Years	Years	Years

	(in millions)
Lines of Credit (amount outstanding at 12/31/2002 is $11.9 million)	$580.0	$280.0	$300.0	$—	$—
Standby Letters of Credit (amount outstanding at 12/31/2002 is $223.8 million)	450.0	450.0	—	—	—
Guarantees	22.3	0.1	1.2	2.5	18.5
Investment Commitments (3)	390.8	143.5	202.8	44.4	0.1
Standby Commitments to Purchase Real Estate upon Completion and Leasing	168.1	31.7	136.4	—	—

	$1,611.2	$905.3	$640.4	$46.9	$18.6

(1)	The amount includes a maximum annual increase related to the CPI.

(2)	The contract is for a term of 10 years and the annual cost is based on a per policy charge plus an amount for other services provided. The amounts quoted above are the estimated fees as the actual cost will depend on the number of policies in force and the applicable inflation rate for the each period.

(3)	Total includes $72.0 million of capital calls on limited partnership investments, $182.9 million of real estate pre-buys and $49.7 million and $86.2 million of commitments for mortgage loans and private placement securities, respectively.

      As of December 31, 2002, LNC’s senior debt ratings were Moody’s at A3 (“Upper Medium Grade”), Standard and Poor’s at A- (“Strong”), Fitch at A (“Strong”) and A.M. Best at “a” (“Strong”), and LNC’s commercial paper ratings included Moody’s at P-2 (“Strong”), Standard and Poor’s at A-2 (“Satisfactory”) and Fitch at F-1 (“Very Strong”). On September 19, 2002 Fitch lowered LNC’s senior debt ratings from A+ to A and the trust preferred security ratings for Lincoln Capital III, IV, and V from A to A- both on “stable outlook.” Fitch’s action did not impact LNC’s commercial paper rating or the insurance financial strength ratings of LNC’s insurance subsidiaries. The move was part of industry-wide action on several life insurance companies given the recent market environment and, in the case of LNC, reflects Fitch’s desire to maintain a traditional three notch separation between debt and insurance financial strength ratings. The rating action is expected to have no effect on LNC’s liquidity, access to capital, or cost of capital. Although there are less investors for A-2/ P-2 commercial paper and there are periods in which there is weak investor interest in A-2/ P-2 commercial paper, through December 31, 2002, liquidity has not been adversely impacted. LNC can draw upon alternative short-term borrowing facilities such as revolving bank lines of credit.

      At December 31, 2002 LNC maintained three revolving credit agreements with a group of domestic and foreign banks totaling $580 million. LNC’s commercial paper is supported by these facilities, a $200 million 364-day revolving credit facility maturing in December 2003 and a $300 million revolving credit facility maturing in December 2005 and a $80 million revolving credit facility, maintained by Lincoln UK, which matured in January 2003. The UK facility was renewed in January 2003 for $48 million maturing in January 2004. At December 31, 2002, LNC had $12 million in outstanding borrowings under the Lincoln UK agreement. All three agreements provide for interest on borrowings based on various money market indices. Under all three agreements, LNC must maintain senior unsecured long-term debt ratings of at least S&P A- and Moody’s A3 or be restricted by an adjusted debt to capitalization ratio. LNC’s 364-day revolving credit contains a one-year term-out feature which allows LNC to convert any loans outstanding on the maturity date of the credit facility into a one-year term loan subject to a floating interest rate.

      On average, LNC’s commercial paper borrowing rates have increased 0.20% per annum since LNC was downgraded to an A-2/ P-2 issuer. However, historically there have been times of greater volatility in commercial paper borrowing rates for an A-2/ P-2 issuer with the spread above A-1/ P-1 rates ranging from 0.10% to 0.50%. During such times of greater volatility, LNC may experience difficulty in placing longer-term commercial paper (defined as 30-90 day maturities), and as a result, experience increased short-term financing costs.

      If current debt ratings and claims paying ratings were downgraded in the future, certain covenants of various contractual obligations may be triggered which could impact overall liquidity. In addition, contractual selling agreements with intermediaries could be negatively impacted which could have an adverse impact on overall sales of annuities, life insurance and investment products.

      As a result of increased cash flow from operations, Lincoln National (UK) PLC was able to retire its remaining outstanding commercial paper in the second quarter of 2002 and LNC eliminated the bank lines and ratings associated with this program.

      On June 3, 2002, LNC announced an agreement with the Philadelphia Eagles to name the Eagles’ new stadium, Lincoln Financial Field. In exchange for the naming rights, LNC agreed to pay $139.6 million over a 20-year period, through annual payments to the Eagles, which average approximately $6.7 million per year. This future commitment has not been recorded as a liability on LNC’s balance sheet as it will be accounted for in a manner consistent with the accounting for operating leases.

     Effect of Inflation

      LNC’s insurance affiliates, as well as other companies in the insurance industry, attempt to minimize the effect of inflation on their revenues and expenses by anticipating inflationary trends in the pricing of their products. Inflation, except for changes in interest rates, does not have a significant effect on LNC’s balance sheet due to the minimal amount of dollars invested in property, plant and equipment and the absence of inventories.

     Capital Resources

      Total shareholders’ equity increased $32.8 million during the year ended December 31, 2002. Accumulated other comprehensive income increased shareholders’ equity by $561.4 million. The components of the changes to accumulated other comprehensive income were: $564.5 million related to the increase in the unrealized gain on securities available-for-sale and derivative instruments, $58.8 million related to an increase in the accumulated foreign exchange gain and a decrease of $61.9 million for minimum pension liability adjustments. Excluding changes due to other comprehensive income, shareholders’ equity decreased $528.6 million. This decrease is the net of increases due to $91.6 million of net income and $93.6 million from the issuance of common stock related to benefit plans and decreases due to $234.3 million from the declaration of dividends to shareholders, $474.5 million for the retirement of common stock, $4.5 million for the forfeiture of shares under benefit plans and $0.5 million for the cancellation of shares related to the acquisition of subsidiaries

      Capital adequacy is a primary measure used by insurance regulators to determine the financial stability of an insurance company. In the U.S., risk-based capital guidelines are used by the National Association of Insurance Commissioners to determine the amount of capital that represents minimum acceptable operating amounts related to insurance and investment risks. Regulatory action is triggered when an insurer’s statutory-basis capital falls below the formula-produced capital level. At December 31, 2002, statutory-basis capital for each of LNC’s U.S. insurance subsidiaries was in excess of regulatory action levels of risk-based capital required by the jurisdiction of domicile.

      As noted above, shareholders’ equity includes accumulated other comprehensive income. At December 31, 2002, the book value of $29.82 per share included $3.85 of accumulated other comprehensive income. At December 31, 2001, the book value of $28.10 per share included $0.97 related to accumulated other comprehensive income.

     Contingencies

      See Note 7 to the consolidated financial statements for information regarding contingencies.

     Legislation

      In the 2003 Budget proposal, President Bush proposed an economic stimulus package and changes to retirement savings. The centerpiece of the stimulus proposal is the elimination of the double taxation of corporate dividends. Both the Bush Administration and Congress have expressed concerns regarding the impact of the proposal on variable annuities. The life insurance industry has proposed that dividends in equity securities held in separate accounts flow through to increase the basis in the variable annuity contract.

      The overall impact of these proposals on LNC’s products and corporate tax burden cannot be accurately predicted at this time. Initial legislative language has been introduced to implement certain aspects of the President’s proposals, which is currently the subject of debate and testimony before Congress It is too early to predict the final form of the legislation that Congress will pass, if any.

      Tax legislation could increase or reduce tax-advantages for some of LNC’s life insurance and annuity products. LNC continues to support reductions in the tax burden imposed on its businesses, employees and policyholders.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

Market Risk Exposures of Financial Instruments

      LNC analyzes and manages the risks arising from market exposures of financial instruments, as well as other risks, in an integrated asset-liability management process that takes diversification into account. By aggregating the potential effect of market and other risks of the entire enterprise, LNC estimates, reviews and in some cases manages the risk to its earnings and shareholder value. LNC has exposures to several market risks including interest rate, default risk, foreign currency exchange, liquidity and equity price risks.

      The exposures of financial instruments to market risks, and the related risk management processes, are most important in the Lincoln Retirement (formerly known as Annuities) and Life Insurance segments. It is within these segments where most of the invested assets support accumulation and investment oriented insurance products. As an important element of its integrated asset-liability management process, LNC uses derivatives to minimize the effects of changes in interest levels and the shape of the yield curve. In this context, derivatives are designated as a hedge and serve to reduce interest rate risk by mitigating the effect of significant increases in interest rates on LNC’s earnings. Additional market exposures exist in LNC’s other general account insurance products and in its debt structure and derivatives positions. The primary sources of market risk are: 1) substantial, relatively rapid and sustained increases or decreases in interest rates, 2) fluctuations in currency exchange rates or 3) a sharp drop in equity market values. Each of these market risks are discussed in detail in the following pages.

     1)     Interest Rate Risk

      Accumulation and Investment Oriented Insurance Products. General account assets supporting accumulation and investment oriented insurance products total $31.2 billion or 78% and $26.5 billion or 73% of total invested assets at December 31, 2002 and 2001, respectively.

      With respect to these products, LNC seeks to earn a stable and profitable spread between investment income and interest credited to account values. If LNC has adverse experience on investments that cannot be passed onto customers, its spreads are reduced. Alternatively, LNC may seek to maintain spreads and this may result in crediting rates that are not competitive in the market place. This strategy could result in adverse surrender experience on policies and could force LNC to liquidate a portion of its portfolio to fund cash surrender value benefits.

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

      Fixed Deferred Annuities. Assets of $19.9 billion and $16.5 billion at December 31, 2002 and 2001, respectively, support the largest category of accumulation and investment oriented insurance products, fixed deferred annuities. For these products, LNC may adjust renewal crediting rates monthly or quarterly, subject to guaranteed minimums ranging from 3% to 5%. The higher minimums apply to in-force blocks of older products that no longer are sold. Annuity insurance customers have the right to surrender their policies at account value less a surrender charge that grades to zero over periods ranging from 5 to 10 years from policy issue date or, in some cases, the date of each premium received. In some cases, a market value adjustment may also apply. Due to LNC’s ability to change crediting rates to reflect investment experience on the majority of its traditional annuity products, the underlying assets are assumed to be a good proxy for the interest rate risk inherent in these liabilities. This assumption is appropriate for probable movements in interest rates over the next 12 months. This assumption may not be appropriate for a substantial, relatively rapid increase or decrease in interest rates that is then sustained over a long period.

      Universal Life and Interest-Sensitive Whole Life. LNC had $9.3 billion and $8.1 billion in assets at December 31, 2002 and 2001, respectively, supporting universal life and interest-sensitive whole life insurance on which it has the right to adjust renewal crediting rates. The credited rates are subject to guaranteed minimums ranging from 3% to 4.5% for universal life and 4.0% to 7.0% for interest-sensitive whole life, at December 31, 2002. Similar to annuities, universal life insurance customers have the right to surrender their policies at account value less a surrender charge that grades to zero over periods ranging from 10 to 20 years from policy issue date or, in some cases, the date of each premium received.

      Guaranteed Interest Contracts and Group Pension Annuities. LNC had assets totaling $2.0 billion and $1.9 billion at December 31, 2002 and 2001, respectively that support guaranteed interest contracts, group pension annuities and immediate annuities. Generally, the cash flows expected on these liabilities do not vary with fluctuations in market interest rates and are not adjustable by LNC. Accordingly, if experience on the assets supporting these products is more adverse than the assumptions used in pricing the products, spreads will tend to be below expectations. LNC limits exposure to interest rate risk by managing the duration and maturity structure of each investment portfolio in relation to the liabilities it supports.

      Other General Account Insurance Products. LNC had $8.8 billion and $9.6 billion of assets at December 31, 2002 and 2001, respectively, supporting general account products. For these products, the liability cash flows may have actuarial uncertainty. However, their amounts and timing do not vary significantly with interest rates. LNC limits interest rate risk by analyzing the expected cash flows of the products and structuring investment portfolios with similar cash flows.

      Interest Rate Risk — Falling Rates. Interest rates declined in 1998, rose in 1999 and declined again in 2000, 2001 and 2002. For example, the five-year Treasury yield decreased from 5.7% in 1997 to 4.5% by the end of 1998, increased to 6.3% by the end of 1999, and declined from 5.0% at the end of 2000 to 4.3% at the end of 2001 and declined again to 2.70% at the end of 2002. Under scenarios in which interest rates fall and remain at levels significantly lower than those prevailing at December 31, 2002, minimum guarantees on annuity and universal life insurance policies (generally 3% to 5% or an average of approximately 4%) could cause the spread between the yield on the portfolio and the interest rate credited to policyholders to deteriorate. The earned rate on the annuity and universal life insurance portfolios averaged 6.8% and 7.3%, respectively, for the year ended December 31, 2002, providing a cushion for a decline before the earned rates would be insufficient to cover minimum guaranteed rates plus the target spread.

      The following table provides detail on the difference between interest crediting rates and minimum guaranteed rates as of December 31, 2002. For example, at December 31, 2002, there are $5.920 billion of combined Retirement and Life Insurance account values where the excess of the crediting rate over contact minimums is between 1.51% and 2.00%.

	As of December 31, 2002

	Excess of Crediting Rates over
	Contract Minimums

	Retirement	Life	Total	%

	(in millions)
Fixed Rate and On-Benefit type annuities	$4,359	$—	$4,359	14.4%
Discretionary rate setting products*
No difference	2,104	696	2,800	9.3%
up to .1%	107	0	107	0.4%
.11% to .20%	54	0	54	0.2%
.21% to .30%	391	728	1,119	3.7%
.31% to .40%	2,941	0	2,941	9.7%
.41% to .50%	368	39	407	1.4%
.51% to .60%	40	246	286	0.9%
.61% to .70%	93	158	251	0.8%
.71% to .80%	41	844	885	2.9%
.81% to .90%	5,195	0	5,195	17.2%
.91% to 1.0%	295	20	315	1.0%
1.01% to 1.50%	2,228	1,893	4,121	13.6%
1.51% to 2.00%	1,118	4,802	5,920	19.6%
2.01% to 2.50%	447	584	1,031	3.4%
2.51% to 3.00%	279	157	436	1.4%
3.01% and above	28	0	28	0.1%

Total Discretionary rate setting products	15,729	10,167	25,896	85.6%

Grand Total — Account Values	$20,088	$10,167	$30,255	100.0%

*	For purposes of this exhibit, contracts currently within new money rate bands are grouped according to the corresponding portfolio rate band in which they will fall upon their first anniversary.

      The maturity structure and call provisions of the related portfolios are structured to afford protection against erosion of this cushion for a period of time. However, spreads would be at risk if interest rates continued to fall and remained lower for a long period. LNC devotes extensive effort to evaluating these risks by simulating asset and liability cash flows for a wide range of interest rate scenarios. LNC seeks to manage these exposures by maintaining a suitable maturity structure and by limiting its exposure to call risk in each respective investment portfolio.

      LNC believes that the portfolios supporting its accumulation and investment oriented insurance products have a prudent degree of call protection individually and on a consolidated basis. For instance, as of December 31, 2002, the mortgage-backed securities (“MBS”) and asset-backed securities (“ABS”) portion represented a total of $5.0 billion or 17% of the $31.2 billion of general account assets supporting such products. Of this portfolio, 11% of general account assets or $3.1 billion is subject to residential prepayment risk from investments made in Collateralized Mortgage Obligations (“CMOs”), mortgage pass-throughs, manufactured housing and home equity loans. As of December 31, 2001, the MBS and ABS portion of the portfolio represented a total of $3.5 billion or 14% of the $24.6 billion of general account assets supporting such products. LNC’s MBS portfolio has equal to or slightly less prepayment risk than the MBS pass-through market in general primarily due to holding more seasoned securities in the portfolio.

      Interest Rate Risk — Rising Rates. For both annuities and universal life insurance, a rapid and sustained rise in interest rates poses risks of deteriorating spreads and high surrenders. The portfolios supporting these products have fixed-rate assets laddered over maturities generally ranging from one to ten years or more. Accordingly, the earned rate on each portfolio lags behind changes in market yields. As rates rise, the lag may be increased by slowing MBS prepayments. The greater and faster the rise in interest rates, the more the earned rate will tend to lag behind market rates. If LNC sets renewal crediting rates to earn the desired spread, the gap between its renewal crediting rates and competitors’ new money rates may be wide enough to cause increased surrenders. If LNC credits more competitive renewal rates to limit surrenders, its spreads will narrow. LNC devotes extensive effort to evaluating these risks by simulating asset and liability cash flows for a wide range of interest rate scenarios. Such analysis has led to adjustments in the target maturity structure and to hedging the risk of rising rates by buying out-of-the-money interest rate cap agreements and swaptions (see discussion below). With these instruments in place, the potential adverse impact of a rapid and sustained rise in rates is kept within corporate risk tolerances.

      Debt. As of December 31, 2002, LNC had short-term debt, long-term debt and company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely junior subordinated debentures totaling $1.67 billion ($1.22 billion with fixed rates and $0.45 billion with floating rates) on the balance sheet. As of December 31, 2001, LNC had short-term debt, long-term debt and minority interest-preferred securities of subsidiary companies totaling $1.69 billion ($1.27 billion with fixed rates and $0.42 billion with floating rates) on the balance sheet. LNC manages the timing of maturities and the mixture of fixed-rate and floating-rate debt as part of the process of integrated management of interest rate risk for the entire enterprise.

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

      LNC uses interest rate cap agreements to hedge against the negative impact of a significant and sustained rise in interest rates. Interest rate caps are contracts that require counterparties to pay LNC at specified future dates the amount, if any, by which a specified market interest rate exceeds the cap rate stated in the agreements, applied to a notional amount. As of December 31, 2002 and 2001, LNC had agreements with notional amounts of $1.3 billion in both periods. At December 31, 2002, the agreements had cap rates ranging from 200 to 850 basis points above prevailing interest rates. The cap rates in some contracts increase over time. These agreements expire in 2003 through 2007.

      LNC also uses swaptions to hedge against the negative impact of a significant and sustained rise in interest rates. Swaptions are options to enter into a swap at a specified future date. If the option is exercised at expiration, the option is either settled in cash or exercised into a swap agreement. LNC purchases swaptions to be settled in cash. At expiration, the counterparty is required to pay LNC the amount, if any, of the present value of the difference between the fixed rate on a market rate swap and the strike rate stated in the agreement, applied to a notional amount. As of December 31, 2002 and 2001, LNC had agreements with notional amounts of $0.2 billion and $1.8 billion, respectively. At December 31, 2002, the agreements had strike rates ranging from 550 to 700 basis points above prevailing interest rates. These agreements expire in 2003.

      Notional for swaptions decreased by $1.6 billion as a result of expirations and a change in the method of reporting notional. No additional swaptions were purchased during the year.

      For future periods, the fair value of LNC’s interest rate caps and swaptions depends on the levels of future U.S. Treasury and U.S. dollar swap interest rates. The table below shows estimates of fair value levels for the cap and swaption portfolio at December 31, 2002 for future time periods and selected potential future interest rate levels.

	Year Ended December 31, 2002

	2002	2003	2004	2005	2006	2007

	(in millions)
No change	$4.7	$1.7	$0.3	$—	$—	$—
Up 2%	26.1	13.3	4.9	0.9	—	—
Up 4%	65.8	42.6	23.6	10.0	2.7	0.5
Up 6%	119.0	86.6	56.5	31.7	15.0	6.4

      LNC uses exchange-traded financial futures contracts to hedge against interest rate risks on a portion of its fixed maturity securities. Financial futures contracts obligate LNC to buy or sell a financial instrument at a specified future date for a specified price. They may be settled in cash or through delivery of the financial instrument. Cash settlements on the change in market values of financial futures contracts are made daily. As of December 31, 2002, LNC did not have any open futures.

      LNC uses interest rate swap agreements to hedge its exposure to floating rate bond coupon payments, replicating a fixed rate bond. An interest rate swap is a contractual agreement to exchange payments at one or more times based on the actual or expected price level, performance or value of one or more underlying interest rates. LNC is required to pay the counterparty the stream of variable interest payments based on the coupon payments from the hedged bonds, and in turn, receives a fixed payment from the counterparty, at a predetermined interest rate. In addition, LNC uses interest rate swap agreements to hedge its exposure to interest rate fluctuations related to the forecasted purchase of assets to support newly acquired blocks of business or certain other portfolios of assets. Finally, LNC uses interest rate swap agreements to hedge the risk of paying a higher fixed rate interest on company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely junior subordinated debentures and on senior debt than can be paid on long-term debt based on current interest rates in the marketplace. As of December 31, 2002 and 2001, LNC had swap agreements with a notional amount of $701.6 million and $507.6 million, respectively. The agreements expire in 2003 through 2050. Notional for interest rate swaps increased $194.0 million during 2002 primarily as a result of entering into interest rate swaps to hedge variable rate assets and to convert fixed rate debt payments into floating rate debt payments.

      LNC used a treasury lock agreement to hedge its exposure to variability in future semi-annual interest payments, attributable to changes in the benchmark interest rate, related to the issuance of its 10-year $250 million senior debt in December 2001 and its 5-year $250 million senior debt in 2002. A treasury lock is an agreement that allows the holder to lock in a benchmark interest rate, so that if the benchmark interest rate increases, the holder is entitled to receive a payment from the counterparty equal to the present value of the difference in the benchmark interest rate at the determination date and the locked-in benchmark interest rate. If the benchmark interest rate decreases, the holder must pay the counterparty an amount equal to the present value of the difference in the benchmark interest rate at the determination date and the locked-in benchmark interest rate. As of December 31, 2002, LNC did not have any open treasury locks.

      In addition to continuing existing programs, LNC may use derivative products in other strategies to limit risk and enhance returns, particularly in the management of investment spread businesses. LNC has established policies, guidelines and internal control procedures for the use of derivatives as tools to enhance management of the overall portfolio of risks assumed in LNC’s operations. Annually, LNC’s Board of Directors reviews LNC’s derivatives policy and LNC’s compliance with the policy.

      Table of Significant Exposures. The table below provides a general measure of LNC’s significant interest rate risk (principal amounts are shown by year of maturity and include amortization of premiums and discounts); notional amounts for interest rate caps and swaptions are shown by amount outstanding at the year-end given) as of December 31, 2002.

						There-		Value
	2003	2004	2005	2006	2007	after	Total	Fair

	(in millions)
Rate Sensitive Assets
Fixed interest rate securities	$929.1	$959.1	$1,556.4	$1,646.8	$2,311.0	$23,183.0	$30,585.4	$30,726.5
Average interest rate	7.14%	6.98%	7.04%	6.58%	6.45%	6.71%	6.71%
Variable interest rate securities	$12.0	$85.9	$153.3	$39.9	$45.7	$2,704.9	$3,041.7	$2,041.0
Average interest rate	7.88%	8.08%	8.50%	6.89%	6.75%	5.52%	5.94%
Mortgage loans	$110.4	$478.8	$214.0	$336.9	$313.3	$2,765.1	$4,218.5	$4,678.8
Average interest rate	8.21%	8.15%	8.39%	7.79%	8.21%	7.91%	7.99%
Rate Sensitive Liabilities
Guaranteed Interest Contracts:
Interest paid at maturity	$24.0	$36.0	$23.0	$—	$—	$—	$83.0	$95.0
Average interest rate	10.67%	10.71%	10.72%				10.70%
Investment type insurance contracts, excluding guaranteed interest contracts (1)	$410.8	$1,218.4	$692.0	$833.6	$1,124.7	$15,662.1	$19,941.6	$20,283.3
Average interest rate	7.45%	7.33%	7.19%	6.93%	6.79%	6.98%	7.01%
Debt (2)	$158.0		$193.0		$250.0	$1,042.8	$1,643.8	$1,727.7
Average interest rate	1.79%		7.25%		5.25	7.19%	6.36%
Rate Sensitive Derivative
Financial Instruments:
Interest Rate and Foreign Currency Swaps:
Pay variable/receive fixed	85.0	5.0	47.2	13.4	224.6	387.9	763.1	72.7
Average pay rate	1.8%	2.0%	4.4%	2.7%	1.7%	2.3%	2.2%
Average receive rate	5.3%	5.9%	6.9%	6.6%	4.9%	7.0%	6.2%
Interest Rate Caps and Swaptions: (3) Outstanding notional	1,050.0	1,050.0	1,050.0	800.0				4.7
Average strike rate (4)	7.8%	7.9%	8.0%	7.9%
Forward CMT curve (5)	3.9%	4.5%	5.0%	5.3%

      The table shows the principal amounts and fair values of assets, liabilities and derivatives having significant interest rate risks as of December 31, 2001.

	Principal	Fair
	Amount	Value

	(in millions)
Fixed interest rate securities	$27,474.7	$26,380.6
Variable interest rate securities	3,154.2	1,965.1
Mortgage loans	4,538.9	4,691.1
Guaranteed interest contracts	77.0	89.0
Investment type insurance contracts (1)	19,041.1	18,297.1
Debt (2)	1,691.0	1,703.6
Interest rate and foreign currency swaps	602.2	24.1
Interest rate caps and swaptions	—	0.7

(1)	The information shown is for the fixed maturity securities and mortgage loans that support these insurance contracts.

(2)	Includes company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely junior subordinated debentures.

(3)	Swaptions notional is shown converted to cap equivalent.

(4)	The indexes are a mixture of five-year and ten-year Constant Maturity Treasury (“CMT”) and Constant Maturity Swap (“CMS”).

(5)	The CMT curve is the five-year constant maturity treasury forward curve.

  2) Foreign Currency Risk

      Foreign Currency Denominated Investments. LNC invests in foreign currency denominated securities for incremental return and risk diversification relative to United States Dollar-Denominated (“USD”) securities. The fair value of foreign securities totaled $975.1 million as of December 31, 2002. LNC periodically uses foreign exchange forward contracts and foreign currency swaps to hedge some of the foreign exchange risk related to its investment in securities denominated in foreign currencies. The currency risk is hedged using foreign currency derivatives of the same currency as the bonds. The table below shows LNC’s exposure to foreign currency securities. Also included is the relevant information relating to the foreign currency derivatives that are hedging the currency risk of these securities. The table below presents the principal or notional amount in U.S. dollar equivalents by expected maturity for LNC’s foreign currency denominated investments and foreign currency swaps as of December 31, 2002.

						There-		Fair
	2003	2004	2005	2006	2007	After	Total	Value

Currencies:
Canadian Dollar	$—	$—	$—	$3.3	$12.7	$2.7	$18.7	$19.8
Interest Rate				6.37%	4.65%	5.53%	5.08%
British Pound	122.0	47.1	40.1	37.8	27.7	579.3	854.0	950.7
Interest Rate	6.77%	12.90%	9.10%	5.40%	4.80%	5.41%	6.22%
French Franc	—	—	—	2.8	—	—	2.8	2.9
Interest Rate				8.90%			8.90%
All Other Currencies	1.7	—	—	—	—	—	1.7	1.7
Interest Rate	13.14%						13.14%
Total Currencies	123.7	47.1	40.1	43.9	40.4	582.0	877.2	975.1
Derivatives:
Foreign Currency Swaps	44.5	—	13.5	3.4	—	—	61.4	(2.4)

      The table below presents the principal or notional amount in U.S. dollar equivalents of LNC’s foreign currency denominated investments and foreign currency swaps as of December 31, 2001.

	Principal/	Fair
	Notional	Value

	(in millions)
Currencies
Canadian Dollar	$12.9	$13.5
British Pound	840.9	895.3
Filipino Peso	5.6	5.6
All other currencies	2.8	2.6

Total Currencies	$862.2	$917.0
Derivatives
Foreign Currency Swaps	$94.6	$5.9

      Foreign Currency Forward Contracts. LNC uses foreign currency forward contracts to hedge some of the foreign exchange risk related to its investments in fixed maturity securities denominated in foreign currencies. LNC typically engages in short term currency forward contracts of less than six months and actively monitors currency markets in determining those currencies to hedge, the duration of the hedge and the nominal amount to hedge. A foreign currency forward contract obligates LNC to deliver a specified amount of currency at a future date at a specified exchange rate. The value of the foreign exchange forward contracts at any given point fluctuates according to the underlying level of exchange rate and interest rate differentials.

      During 2002, LNC entered into foreign currency forward contracts to hedge a portion of its net investment in Lincoln UK. At December 31, 2002, the total notional and fair value for these contracts was $43.0 million and $(1.8) million, respectively. These contracts expire in 2003.

      Foreign Currency Swaps. A foreign currency swap is a contractual agreement to exchange the currencies of two different countries at a specified rate of exchange in the future. LNC uses foreign currency swaps to convert the cash flow of foreign currency securities to U.S. dollars.

  3) Equity Market Exposures

      LNC’s revenues, assets, liabilities and derivatives are exposed to equity market risk. Refer to the section captioned “First Quarter 2003 Guidance for the Estimated Effect of Equity Market Volatility” for additional discussion of equity market risk.

      Fee Revenues. The fee revenues of LNC’s Investment Management segment and fees earned from variable annuities and variable life insurance products are exposed to the risk of a decline in equity market values. These fees are generally a fixed percentage of the market value of assets under management. In a severe equity market decline, fee income could be reduced by not only reduced market valuations but also by customer withdrawals and redemptions. Such withdrawals and redemptions from equity funds and accounts might be partially offset by transfers to LNC’s fixed-income accounts and the transfer of funds to LNC from its competitors’ customers.

      Assets. While LNC invests in equity assets with the expectation of achieving higher returns than would be available in its core-fixed-income investments, the returns on, and values of, these equity investments are subject to somewhat greater market risk than its fixed income investments. These investments, however, add diversification benefits to LNC’s fixed income investments. The table below shows the sensitivity of price changes to LNC’s equity assets owned.

	December 31, 2002				December 31, 2001

			10% Fair	10% Fair
	Carrying	Fair	Value	Value	Carrying	Fair
	Value	Value	Increase	Decrease	Value	Value

	(in millions)
U.S. Equities	$133.7	$133.7	$147.1	$120.3	$154.2	$154.2
Foreign Equities	198.6	198.6	218.4	178.8	309.6	309.6
Emerging Market Equities	4.9	4.9	5.4	4.4	6.7	6.7

Subtotal	337.2	337.2	370.9	303.5	470.5	470.5
Real Estate	279.7	312.0	343.2	280.8	267.9	296.9
Other Equity Interests	300.5	279.2	307.1	251.3	366.7	356.9

Total	$917.4	$928.4	$1,021.2	$835.6	$1,105.1	$1,124.3

      Liabilities. LNC has exposure to U.S. equity markets through stock appreciation rights (“SARs”) issued in 2000 through 2002. The aggregate value for vested and non-vested SARs was $3.7 million and $4.1 million at December 31, 2002, respectively. The aggregate value for vested and non-vested SARs was $6.5 million and $15.3 million at December 31, 2001, respectively. This program is being hedged with equity derivatives as discussed below.

      Derivatives Hedging Equity Risks. LNC uses OTC equity call options on LNC stock to hedge against the increase in its liabilities arising from stock appreciation rights granted on LNC stock in 2000 through 2002. These call options require the counterparty to pay LNC at specified future expiration dates the amount, if any, of the increase in LNC’s stock price over the strike price of the option, applied to the number of contracts. LNC had 1.3 million and 1.1 million call options on an equal number of shares of LNC stock at

December 31, 2002 and 2001, respectively. The call options expirations are matched to the liabilities and expire in 2005 through 2007.

      Default Risk. LNC’s portfolio of invested assets was $40.0 billion as of December 31, 2002. Of this total, $25.9 billion consists of corporate bonds and $4.2 billion consists of commercial mortgages. LNC manages the risk of adverse default experience on these investments by applying disciplined credit evaluation and underwriting standards, prudently limiting allocations to lower-quality, higher-yielding investments, and diversifying exposures by issuer, industry, region and property type. For each counterparty or borrowing entity and its affiliates, LNC’s exposures from all transactions are aggregated and managed in relation to formal limits set by rating quality and industry group. LNC remains exposed to occasional adverse cyclical economic downturns during which default rates may be significantly higher than the long-term historical average used in pricing. As of December 31, 2001, LNC had a portfolio of invested assets of $36.1 billion.

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

      Credit-Related Derivatives. LNC periodically uses spread-lock agreements to hedge a portion of the value of its fixed maturity investments against the risk of widening in the spreads between their yields and the yields of comparable maturity U.S. or other Government obligations. As of December 31, 2002, LNC did not have any open spread-lock agreements. LNC used put options, combined with various perpetual fixed-income securities and interest rate swaps to replicate fixed-income, fixed-maturity investments. The risk being hedged was a drop in bond prices due to credit concerns with the international bond issuers.

      The put options allowed LNC to put the bonds back to the counterparties at original par. As of December 31, 2002, LNC did not have any open put options.

      LNC uses credit default swaps to hedge against a drop in bond prices due to credit concerns of certain bond issuers. A credit swap allows LNC to put the bond back to the counterparty at par upon a credit event by the bond issuer. A credit event is defined as bankruptcy, failure to pay, or obligation acceleration. As of December 31, 2002 and 2001, LNC had credit swaps with a notional amount of $26 million and $29 million, respectively. The credit swaps expire in 2003 through 2006.

      LNC used total return swaps to hedge its exposure to interest rate and spread risk resulting from the forecasted sale of assets in a securitization of certain LNC mortgage loans. A total return swap is an agreement that allows the holder to protect itself against loss of value by effectively transferring the economic risk of asset ownership to the counterparty. The holder pays (receives) the total return equal to interest plus capital gains or losses on a referenced asset and receives a floating rate of interest. As of December 31, 2002, LNC did not have any open total return swaps.

      Ratings-based Termination Events. LNC and LNL are required to maintain minimum ratings as a matter of routine practice in negotiating ISDA agreements. Under the majority of ISDA agreements and as a matter of policy, LNL has agreed to maintain financial strength or claims-paying ratings above S&P BBB and Moody’s Baa2. A downgrade below these levels would result in termination of the derivatives contract at which time any amounts payable by LNC would be dependent on the market value of the underlying derivative contract. In certain transactions, LNC and the counterparty have entered into a collateral support agreement requiring LNC to post collateral upon significant downgrade. LNC is required to maintain long-term senior debt ratings above S&P BBB and Moody’s Baa2. LNC also requires for its own protection minimum rating standards for counterparty credit protection. LNL is required to maintain financial strength or claims-paying ratings above S&P A- and Moody’s A3 under certain ISDA agreements, which collectively do not represent material notional exposure. LNC does not believe the inclusion of termination or collateralization events pose any material threat to its liquidity position.

Item 8.     Financial Statements and Supplementary Data

	Operating Results by Quarter

	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr

	(in millions, except per share data)
2002 Data
Premiums and other considerations	$581.2	$587.5	$553.2	$585.0
Net investment income	648.1	651.0	647.0	662.2
Realized gain (loss) on investments, derivatives and sale of subsidiaries	(103.3)	(81.1)	(36.8)	(58.6)
Net income	$94.5	$59.4	$(125.5)	$63.2
Net income per diluted share	$0.49	$0.31	$(0.68)	$0.35
2001 Data
Premiums and other considerations	$1,049.6	$938.0	$969.4	$843.0
Net investment income	673.7	673.1	686.2	646.6
Realized gain (loss) on investments, derivatives and sale of subsidiaries	(20.7)	(17.5)	(37.6)	(25.8)
Net income	$160.2	$141.7	$119.1	$169.2
Net income per diluted share	$0.83	$0.74	$0.61	$0.88

Consolidated Financial Statements

      The consolidated financial statements and notes to consolidated financial statements of Lincoln National Corporation and Subsidiaries follow on pages 83 through 147.

LINCOLN NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31

	2002	2001

	(000s omitted)
ASSETS
Investments:
Securities available-for-sale, at fair value:
Fixed maturity (cost: 2002 — $31,103,146; 2001 — $27,955,981)	$32,767,465	$28,345,673
Equity (cost: 2002 — $334,493; 2001 — $444,398)	337,216	470,459
Mortgage loans on real estate	4,205,470	4,535,550
Real estate	279,702	267,882
Policy loans	1,945,626	1,939,683
Derivative instruments	86,236	46,445
Other investments	378,136	507,386

Total Investments	39,999,851	36,113,078
Investment in unconsolidated affiliates	—	8,134
Cash and invested cash	1,690,534	3,095,480
Property and equipment	242,135	257,518
Deferred acquisition costs	2,970,866	2,885,311
Premiums and fees receivable	212,942	400,076
Accrued investment income	536,720	563,490
Assets held in separate accounts	36,178,336	44,833,419
Federal income taxes	266,503	15,117
Amounts recoverable from reinsurers	7,280,014	6,030,368
Goodwill	1,233,232	1,211,794
Other intangible assets	1,291,973	1,412,596
Other assets	1,230,316	1,174,923

Total Assets	$93,133,422	$98,001,304
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Insurance and Investment Contract Liabilities:
Insurance policy and claim reserves	$23,558,874	$21,609,269
Contractholder funds	21,286,396	19,247,894
Liabilities related to separate accounts	36,178,336	44,833,419

Total Insurance and Investment Contract Liabilities	81,023,606	85,690,582
Short-term debt	153,045	350,203
Long-term debt	1,119,245	861,754
Company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely junior subordinated debentures	392,658	474,656
Other liabilities	4,171,452	4,216,095
Deferred gain on indemnity reinsurance	977,149	1,144,530

Total Liabilities	87,837,155	92,737,820
Shareholders’ Equity:
Series A preferred stock — 10,000,000 shares authorized (2002 liquidation value — $1,609)	666	762
Common stock — 800,000,000 shares authorized	1,292,779	1,255,112
Retained earnings	3,268,268	3,834,427
Accumulated Other Comprehensive Income:
Foreign currency translation adjustment	50,780	(8,062)
Net unrealized gain on securities available-for-sale, net of reclassification adjustment	753,272	195,681
Net unrealized gain on derivative instruments	28,349	21,523
Minimum pension liability adjustment	(97,847)	(35,959)

Total Accumulated Other Comprehensive Income	734,554	173,183

Total Shareholders’ Equity	5,296,267	5,263,484

Total Liabilities and Shareholders’ Equity	$93,133,422	$98,001,304

See notes to the consolidated financial statements on pages 87 through 147.

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31

	2002	2001	2000

	(000s omitted except for per share amounts)
Revenue:
Insurance premiums	$315,943	$1,704,002	$1,813,111
Insurance fees	1,434,414	1,544,041	1,661,442
Investment advisory fees	183,317	197,150	213,065
Net investment income	2,608,327	2,679,617	2,747,118
Equity in earnings (losses) of unconsolidated affiliates	(647)	5,672	(379)
Net realized loss on investments and derivative instruments (net of amounts restored/(amortized) against balance sheet accounts, Note 5)	(271,526)	(114,457)	(28,295)
Realized gain (loss) on sale of subsidiaries	(8,258)	12,848	—
Amortization of deferred gain on indemnity reinsurance	74,381	20,387	—
Other revenue and fees	299,511	328,744	441,085

Total Revenue	4,635,462	6,378,004	6,847,147
Benefits and Expenses:
Benefits	2,859,505	3,409,740	3,557,160
Underwriting, acquisition, insurance and other expenses (Note 5)	1,677,720	2,083,106	2,314,158
Interest and debt expense	96,613	121,019	139,538

Total Benefits and Expenses	4,633,838	5,613,865	6,010,856

Income before Federal Income Taxes and Cumulative Effect of Accounting Changes	1,624	764,139	836,291
Federal income taxes (benefit)	(89,966)	158,362	214,898

Income before Cumulative Effect of Accounting Changes	91,590	605,777	621,393
Cumulative Effect of Accounting Changes (net of Federal income tax benefit)	—	(15,566)	—

Net Income	$91,590	$590,211	$621,393
Earnings Per Common Share — Basic
Income before Cumulative Effect of Accounting Changes	$0.50	$3.21	$3.25
Cumulative Effect of Accounting Changes (net of Federal income tax benefit)	—	(0.08)	—

Net Income	$0.50	$3.13	$3.25
Earnings Per Common Share — Diluted:
Income before Cumulative Effect of Accounting Changes	$0.49	$3.13	$3.19
Cumulative Effect of Accounting Changes (net of Federal income tax benefit)	—	(0.08)	—

Net Income	$0.49	$3.05	$3.19

See notes to the consolidated financial statements on pages 87 through 147.

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Year Ended December 31

	2002	2001	2000

	(000s omitted except for per share amounts)
Series A Preferred Stock:
Balance at beginning-of-year	$762	$857	$948
Conversion into common stock	(96)	(95)	(91)

Balance at End-of-Year	666	762	857
Common Stock:
Balance at beginning-of-year	1,255,112	1,003,651	1,007,099
Conversion of series A preferred stock	96	95	91
Issued for benefit plans	93,580	90,527	33,609
Shares forfeited under benefit plans	(4,471)	(268)	(868)
Cancelled/ issued for acquisition of subsidiaries	(474)	(4,740)	893
Retirement of common stock	(51,064)	(64,147)	(37,173)
FELINE PRIDES conversion	—	229,994	—

Balance at End-of-Year	1,292,779	1,255,112	1,003,651
Retained Earnings:
Balance at beginning-of-year	3,834,427	3,915,598	3,691,470
Comprehensive income	652,961	729,416	1,091,020
Less other comprehensive income (loss) (net of income tax):
Foreign currency translation adjustment	58,842	(29,992)	(8,119)
Net unrealized gain on securities available-for-sale, net of reclassification adjustment	557,591	183,633	477,746
Net unrealized gain on derivative instruments	6,826	21,523	—
Minimum pension liability adjustment	(61,888)	(35,959)	—

Net Income	91,590	590,211	621,393
Retirement of common stock	(423,422)	(439,603)	(172,848)
Dividends declared:
Series A preferred ($3.00 per share)	(61)	(71)	(78)
Common (2002 — $1.295; 2001 — $1.235; 2000 — $1.175)	(234,266)	(231,708)	(224,339)

Balance at End-of-Year	3,268,268	3,834,427	3,915,598
Foreign Currency Translation Adjustment:
Balance at beginning-of-year	(8,062)	21,930	30,049
Change during the year	58,842	(29,992)	(8,119)

Balance at End-of-Year	50,780	(8,062)	21,930

Net Unrealized Gain (Loss) on Securities Available-for-Sale:
Balance at beginning-of-year	195,681	12,048	(465,698)
Change during the year	557,591	183,633	477,746

Balance at End-of-Year	753,272	195,681	12,048

Net Unrealized Gain on Derivative Instruments:
Balance at beginning-of-year	21,523	—	—
Cumulative effect of accounting change	—	17,583	—
Change during the year	6,826	3,940	—

Balance at End-of-Year	28,349	21,523	—

Minimum Pension Liability Adjustment:
Balance at beginning-of-year	(35,959)	—	—
Change during the year	(61,888)	(35,959)	—

Balance at End-of-Year	(97,847)	(35,959)	—

Total Shareholders’ Equity at End-of-Year	$5,296,267	$5,263,484	$4,954,084

	Year Ended December 31

	2002	2001	2000

	(Number of shares)
Series A Preferred Stock:
Balance at beginning-of-year	23,034	25,980	28,857
Conversion into common stock	(2,916)	(2,946)	(2,877)

Balance at End-of-Year	20,118	23,034	25,980
Common Stock:
Balance at beginning-of-year	186,943,738	190,748,050	195,494,898
Conversion of series A preferred stock	46,656	47,136	46,032
Issued for benefit plans	2,529,631	2,911,250	1,435,015
Shares forfeited under benefit plans	(112,680)	(7,000)	(29,698)
Cancelled/issued for acquisition of subsidiaries	(11,246)	(107,994)	24,384
Retirement of common stock	(12,088,100)	(11,278,022)	(6,222,581)
FELINE PRIDES conversion	—	4,630,318	—

Balance Issued and Outstanding at End-of-Year	177,307,999	186,943,738	190,748,050
Common Stock at End-of-Year:
Assuming conversion of preferred stock	177,629,887	187,312,282	191,163,730
Diluted basis	179,031,280	191,143,748	195,230,153

See notes to the consolidated financial statements on pages 87 through 147.

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31

	2002	2001	2000

	(000s omitted)
Cash Flows from Operating Activities:
Net income	$91,590	$590,211	$621,393
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred acquisition costs	(280,587)	(346,397)	(427,450)
Premiums and fees receivable	187,134	63,931	(37,075)
Accrued investment income	26,770	(47,860)	(13,210)
Policy liabilities and accruals	(361,432)	(491,417)	120,480
Contractholder funds	852,098	1,119,013	1,020,756
Amounts recoverable from reinsurers	222,771	(81,461)	206,611
Federal income taxes	(42,615)	124,118	239,415
Federal income taxes paid on proceeds from disposition	(516,152)	—	—
Provisions for depreciation	36,266	30,765	41,552
Amortization of goodwill	—	43,385	45,146
Amortization of other intangible assets	144,717	125,168	150,314
Net realized loss on investments and derivative instruments	271,526	114,457	28,295
(Gain) loss on sale of subsidiaries	8,258	(12,848)	—
Amortization of deferred gain	(74,381)	(20,387)	—
Other	(76,399)	52,656	(1,140)

Net Adjustments	397,974	673,123	1,373,694

Net Cash Provided by Operating Activities	489,564	1,263,334	1,995,087
Cash Flows from Investing Activities:
Securities-available-for-sale:
Purchases	(14,232,238)	(11,113,886)	(4,926,319)
Sales	8,389,010	5,989,074	4,005,859
Maturities	2,539,219	2,520,373	1,866,911
Purchase of other investments	(1,281,117)	(1,832,593)	(1,902,639)
Sale or maturity of other investments	1,776,515	1,865,438	1,748,335
Sale of unconsolidated affiliates	—	—	85,000
Proceeds from (adjustments to) disposition of business	(195,000)	2,036,238	—
Increase (decrease) in cash collateral on loaned securities	(95,341)	78,259	236,811
Other	(165,288)	(158,007)	(202,760)

Net Cash Provided by (Used in) Investing Activities	(3,264,240)	(615,104)	911,198
Cash Flows from Financing Activities:
Decrease in long-term debt (includes payments and transfers to short-term debt)	—	(99,968)	—
Retirement/ call of preferred securities of subsidiary trusts	(81,998)	(440,038)	—
Issuance of long-term debt	248,990	249,220	—
Net increase (decrease) in short-term debt	(197,158)	48,031	(147,226)
Issuance of preferred securities of subsidiary companies	—	169,694	—
Universal life and investment contract deposits	5,305,499	4,897,828	3,543,763
Universal life and investment contract withdrawals	(3,262,194)	(3,288,290)	(4,524,371)
Investment contract transfers	108,479	(373,000)	(1,347,000)
Common stock issued for benefit plans	79,424	77,217	18,879
Nonqualified employee stock option exercise tax benefit	9,685	13,040	13,862
Retirement of common stock	(474,486)	(503,750)	(210,021)
Other liabilities — retirement of common stock	(131,890)	—	—
Dividends paid to shareholders	(234,621)	(230,127)	(222,661)

Net Cash Provided by (Used in) Financing Activities	1,369,730	519,857	(2,874,775)

Net Increase (Decrease) in Cash and Invested Cash	(1,404,946)	1,168,087	31,510
Cash and Invested Cash at Beginning-of-Year	3,095,480	1,927,393	1,895,883

Cash and Invested Cash at End-of-Year	$1,690,534	$3,095,480	$1,927,393

See notes to the consolidated financial statements on pages 87 through 147.

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

      Use of Estimates. The nature of the insurance and investment management businesses requires management to make numerous estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results will differ from those estimates.

      Investments. LNC classifies its fixed maturity and equity securities as available-for-sale and, accordingly, such securities are carried at fair value. The cost of fixed maturity securities is adjusted for amortization of premiums and discounts. The cost of fixed maturity and equity securities is reduced to fair value with a corresponding charge to realized loss on investments for declines in value that are other than temporary.

      For the mortgage-backed securities portion of the fixed maturity securities portfolio, LNC recognizes income using a constant effective yield based on anticipated prepayments and the estimated economic life of the securities. When estimates of prepayments change, the effective yield is recalculated to reflect the revised anticipated future payments. The new effective yield is used to recognize income on the security prospectively. This adjustment is reflected in net investment income.

      Mortgage loans on real estate, which are primarily held in the Life Insurance and Retirement segments, are carried at the outstanding principal balances adjusted for amortization of premiums and discounts and are net of valuation allowances. Valuation allowances are established for the excess carrying value of the mortgage loan over its estimated fair value when it is probable that, based upon current information and events, LNC will be unable to collect all amounts due under the contractual terms of the loan agreement. When LNC determines that a loan is impaired, the cost is adjusted or a provision for loss is established equal to the difference between the amortized cost of the mortgage loan and the estimated value. Estimated value is based on: 1) the present value of expected future cash flows discounted at the loan’s effective interest rate; 2) the loan’s observable market price; 3) the fair value of the collateral. The provision for losses is reported as realized gain (loss) on investments. Mortgage loans deemed to be uncollectible are charged against the allowance for losses and subsequent recoveries, if any, are credited to the allowance for losses. Interest income on mortgage loans includes interest collected, the change in accrued interest, and amortization of premiums and discounts. Mortgage loan fees and costs are recorded in net investment income as they are incurred.

      Investment real estate is carried at cost less accumulated depreciation. Depreciation is provided on a straight-line basis over the estimated useful life of the asset. Cost is adjusted for impairment when the projected undiscounted cash flow from the investment is less than the carrying value. Impaired real estate is written down to the estimated fair value of the real estate, which is generally computed using the present value of expected future cash flows from the real estate discounted at a rate commensurate with the underlying risks. Also, valuation allowances for losses are established, as appropriate, for real estate holdings that are in the process of being sold. Real estate acquired through foreclosure proceedings is reclassified on the balance sheet from mortgage loans on real estate to real estate and is recorded at fair value at the settlement date, which establishes a new cost basis. If a subsequent periodic review of a foreclosed property indicates the fair value, less estimated costs to sell, is lower than the carrying value at settlement date, the carrying value is adjusted to the lower amount. Write-downs to real estate and any changes to the reserves on real estate are reported as realized gain (loss) on investments.

      Policy loans are carried at aggregate unpaid balances.

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Cash and invested cash are carried at cost and include all highly liquid debt instruments purchased with a maturity of three months or less.

      Realized gain (loss) on investments is recognized in net income, net of associated amortization of deferred acquisition costs and investment expenses, using the specific identification method. Changes in the fair values of securities carried at fair value are reflected directly in shareholders’ equity, after deductions for related adjustments for deferred acquisition costs and amounts required to satisfy policyholder commitments that would have been recorded had these securities been sold at their fair value, and after deferred taxes or credits to the extent deemed recoverable.

      Realized gain (loss) on sale of subsidiaries, net of taxes, is recognized in net income.

      Derivative Instruments. For the years ended December 31, 2002, 2001 and 2000, LNC hedged certain portions of its exposure to interest rate fluctuations, the widening of bond yield spreads over comparable maturity U.S. Government obligations, credit risk, foreign exchange risk and equity risk fluctuations by entering into derivative transactions. A description of LNC’s accounting for its hedging of such risks is discussed in the following paragraphs.

      Effective upon the adoption of Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“FAS 133”) on January 1, 2001, LNC recognizes all derivative instruments as either assets or liabilities in the consolidated balance sheet at fair value. FAS 133 standardized the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, LNC must designate the hedging instrument based upon the exposure being hedged — as a cash flow hedge, fair value hedge or a hedge of a net investment in a foreign operation. As of December 31, 2002 and 2001, LNC had derivative instruments that were designated and qualified as cash flow hedges and fair value hedges. In addition, LNC had derivative instruments that were economic hedges, but were not designated as hedging instruments under FAS 133. LNC also had derivative instruments that were designated as hedges of a portion of its net investment in a foreign operation at December 31, 2002.

      For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (“OCI”) and reclassified into net income in the same period or periods during which the hedged transaction affects net income. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of designated future cash flows of the hedged item (hedge ineffectiveness), if any, is recognized in current income during the period of change. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current income during the period of change in fair values. For derivative instruments that are designated and qualify as a hedge of a net investment in a foreign operation, the gain or loss is reported in OCI as part of the cumulative translation adjustment to the extent it is effective. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in current income during the period of change.

      See Note 7 for further discussion of LNC’s accounting policy for derivative instruments.

      Prior to January 1, 2001, derivative instruments were carried in other investments. The premiums paid for interest rate caps and swaptions were deferred and amortized to net investment income on a straight-line basis over the term of the respective derivative. Interest rate caps that hedged interest credited on fixed annuity liabilities were carried at amortized cost. Any settlement received in accordance with the terms of the interest rate caps was also recorded as net investment income. Realized gain (loss) from the termination of the interest rate caps was included in net income.

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Swaptions, put options, spread-lock agreements, interest rate swaps and financial futures that hedge fixed maturity securities available-for-sale were carried at fair value. The change in fair value was reflected directly in shareholders’ equity. Settlements on interest rate swaps and commodity swaps were recognized in net investment income. Realized gain (loss) from the termination of swaptions, put options, spread-lock agreements, interest rate swaps and financial futures were deferred and amortized over the life of the hedged assets as an adjustment to the yield. Forward-starting interest rate swaps were also used to hedge the forecasted purchase of investments. These interest rate swaps were carried off-balance sheet until the occurrence of the forecasted transaction at which time the interest rate swaps were terminated and any gain (loss) on termination was used to adjust the basis of the forecasted purchase. If the forecasted purchase did not occur or the interest rate swaps were terminated early, changes in the fair value of the swaps were recorded in net income.

      Over-the-counter call options which hedged liabilities tied to the S&P stock index were carried at fair value. The change in fair value was reflected directly in net income. Gain (loss) realized upon termination of these call options was included in net income. Over-the-counter call options which hedge stock appreciation rights were carried at fair value when hedging vested stock appreciation rights and at cost when hedging unvested stock appreciation rights. The change in fair value of call options hedging vested stock appreciation rights was included in net income. Gain (loss) upon termination was reported in net income.

      Foreign exchange forward contracts which hedged debt issued by Lincoln UK in a foreign currency were carried at fair value. The change in fair value was included in income. Gain (loss) upon termination was reported in net income. Foreign currency swaps, which hedged some of the foreign exchange risk of investments in fixed maturity securities denominated in foreign currencies, were carried at fair value. The change in fair value was included in shareholders’ equity. Realized gain (loss) from the termination of such derivatives was included in net income. Foreign exchange forward contracts were also used to hedge LNC’s net investment in a foreign subsidiary. These foreign exchange forward contracts were initially carried at zero. Carrying value was adjusted for changes in the currency spot rate, as well as amortization of forward points. Changes in carrying value were recorded in the foreign currency translation adjustment.

      Prior to January 1, 2001, hedge accounting was applied as indicated above after LNC determined that the items to be hedged exposed LNC to interest rate fluctuations, the widening of bond yield spreads over comparable maturity U.S. Government obligations, credit risk, foreign exchange risk or equity risk. Moreover, the derivatives used to hedge these exposures were designated as hedges and reduced the indicated risk demonstrating a high correlation between changes in the value of the derivatives and the items being hedged at both the inception of the hedge and throughout the hedge period. If such criteria was not met or if the hedged items were sold, terminated or matured, the change in value of the derivatives was included in net income.

      Loaned Securities. Securities loaned are treated as collateralized financing transactions and a liability is recorded equal to the cash collateral received which is typically greater than the market value of the related securities loaned. In other instances, LNC will hold as collateral securities with a market value at least equal to the securities loaned. Securities held as collateral are not recorded in LNC’s consolidated balance sheet in accordance with accounting guidance for secured borrowings and collateral. LNC’s agreements with third parties generally contain contractual provisions to allow for additional collateral to be obtained when necessary. LNC values collateral daily and obtains additional collateral when deemed appropriate.

      Property and Equipment. Property and equipment owned for company use is carried at cost less allowances for depreciation. Provisions for depreciation of investment real estate and property and equipment owned for company use are computed principally on the straight-line method over the estimated useful lives of the assets.

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Investment Advisory Fees. As specified in the investment advisory agreements with the mutual funds, fees are generally determined and recognized as revenues monthly, based on the average daily net assets of the mutual funds managed. Investment advisory contracts with other types of clients generally provide for the determination and payment of advisory fees based on market values of managed portfolios at the end of a calendar month or quarter. Investment management and advisory contracts typically are renewable annually with cancellation clauses ranging up to 90 days.

      Assets Held in Separate Accounts/ Liabilities Related to Separate Accounts. These assets and liabilities represent segregated funds administered and invested by LNC’s insurance subsidiaries for the exclusive benefit of pension and variable life and annuity contractholders. Both the assets and liabilities are carried at fair value. The fees earned by LNC’s insurance subsidiaries for administrative and contractholder maintenance services performed for these separate accounts are included in insurance fee revenue.

      Deferred Acquisition Costs. Commissions and other costs of acquiring universal life insurance, variable universal life insurance, unit-linked products, traditional life insurance, annuities and other investment contracts, which vary with and are primarily related to the production of new business, have been deferred to the extent recoverable. The methodology for determining the amortization of acquisition costs varies by product type based on two different accounting pronouncements: Statement of Financial Accounting Standards No. 97, “Accounting by Insurance Companies For Certain Long-Duration Contracts & Realized Gains and Losses on Investment Sales” (“FAS 97”) and Statement of Financial Accounting Standards No. 60, “Accounting and Reporting by Insurance Enterprises” (“FAS 60”). Under FAS 97, acquisition costs for universal life and variable universal life insurance and investment-type products, which include unit-linked products and fixed and variable deferred annuities, are amortized over the lives of the policies in relation to the incidence of estimated gross profits from surrender charges; investment, mortality net of reinsurance ceded and expense margins; and actual realized gain (loss) on investments.

      Past amortization amounts are adjusted when revisions are made to the estimates of current or future gross profits expected from a group of products. Policy lives for universal and variable universal life policies are estimated to be 30 years, based on the expected lives of the policies and are variable based on the inception of each policy for unit-linked policies. Policy lives for fixed and variable deferred annuities are 13 to 18 years for the traditional, long surrender charge period products and 8 to 10 years for the more recent short-term, or no

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

surrender charge products. The front-end load annuity product has an assumed life of 25 years. Longer lives are assigned to those blocks that have demonstrated favorable experience.

      Under FAS 60, acquisition costs for traditional life insurance products, which include whole life and term life insurance contracts, are amortized over periods of 10 to 30 years on either a straight-line basis or as a level percent of premium of the related policies depending on the block of business. There are currently no deferred acquisition costs being amortized under FAS 60 for fixed and variable payout annuities.

      For all FAS 97 and FAS 60 policies, amortization is based on assumptions consistent with those used in the development of the underlying policy form adjusted for emerging experience and expected trends.

      Policy sales charges that are collected in the early years of an insurance policy have been deferred (referred to as “deferred front-end loads”) and are amortized into income over the life of the policy in a manner consistent with that used for DAC. (See above for discussion of amortization methodologies.)

      Benefits and Expenses. Benefits and expenses for universal life-type and other interest-sensitive life insurance products include interest credited to policy account balances and benefit claims incurred during the period in excess of policy account balances. Interest crediting rates associated with funds invested in the general account of LNC’s insurance subsidiaries during 2000 through 2002 ranged from 4.00% to 10.00%. For traditional life, group health and disability income products, benefits and expenses, other than deferred acquisition costs, are recognized when incurred in a manner consistent with the related premium recognition policies.

      Interest and debt expense includes interest on company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely junior subordinated debentures.

      Goodwill and Other Intangible Assets. Prior to January 1, 2002, goodwill, as measured by the excess of the cost of acquired subsidiaries or businesses over the fair value of net assets acquired, was amortized using the straight-line method over periods of 20 to 40 years in accordance with the benefits expected to be derived from the acquisitions. Effective January 1, 2002, goodwill is not amortized, but is subject to impairment tests conducted at least annually.

      Insurance businesses typically produce ongoing profit streams from expected new business generation that extend significantly beyond the maximum 40-year period allowed for goodwill amortization. Accordingly, for acquired insurance businesses where financial modeling indicated that anticipated new business benefits would extend for 40 years or longer, goodwill was amortized over a 40-year period.

      Other intangible assets for acquired insurance businesses consist of the value of existing blocks of business (referred to as the “present value of in-force”). The present value of in-force is amortized over the expected lives of the block of insurance business in relation to the incidence of estimated profits expected to be generated on universal life and investment-type products acquired and over the premium paying period for insurance products acquired, (i.e., traditional life insurance products). Amortization is based upon assumptions used in pricing the acquisition of the block of business and is adjusted for emerging experience. Accordingly, amortization periods and methods of amortization for present value of in-force vary depending upon the particular characteristics of the underlying blocks of acquired insurance business.

      Prior to January 1, 2002, goodwill relating to acquisitions of investment management subsidiaries was amortized using the straight-line method, over a 25-year period. Effective January 1, 2002, goodwill is not amortized, but is subject to impairment tests conducted at least annually. Other intangible assets relating to these acquisitions include institutional customer relationships, covenants not to compete and mutual fund customer relationships. These assets are still required to be amortized on a straight-line basis over their useful life for periods ranging from 6 to 15 years depending upon the characteristics of the particular underlying relationships for the intangible asset.

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Prior to January 1, 2002, the carrying values of goodwill and other intangible assets were reviewed periodically for indicators of impairment in value that are other than temporary, including unexpected or adverse changes in the following: (1) the economic or competitive environments in which the company operates, (2) profitability analyses, (3) cash flow analyses, and (4) the fair value of the relevant subsidiary. If there was an indication of impairment then the cash flow method would be used to measure the impairment and the carrying value would be adjusted as necessary. However, effective January 1, 2002, goodwill is subject to impairment tests conducted at least annually. Other intangible assets will continue to be reviewed periodically for indicators of impairment consistent with the policy that was in place prior to January 1, 2002.

      Insurance and Investment Contract Liabilities. The liabilities for future policy benefits and claim reserves for universal and variable universal life insurance policies consist of policy account balances that accrue to the benefit of the policyholders, excluding surrender charges. The liabilities for future insurance policy benefits and claim reserves for traditional life policies are computed using assumptions for investment yields, mortality and withdrawals based principally on generally accepted actuarial methods and assumptions at the time of policy issue. Interest assumptions for traditional direct individual life reserves for all policies range from 2.25% to 6.75% depending on the time of policy issue. The interest assumptions for immediate and deferred paid-up annuities range from 1.50% to 13.55%.

      The liabilities for future claim reserves for the guaranteed minimum death benefit (“GMDB”) feature on certain variable annuity contracts are a function of the net amount at risk (“NAR”), mortality, persistency and incremental death benefit mortality and expense assessments (“M&E”) expected to be incurred over the period of time for which the NAR is positive. At any point in time, the NAR is the difference between the potential death benefit payable and the total variable annuity account values subject to the GMDB. At each quarterly valuation date, the GMDB reserves are calculated for every variable annuity contract with a GMDB feature based on projections of account values and NAR followed by the computation of the present value of expected NAR death claims using product pricing mortality assumptions less expected GMDB M&E revenue during the period for which the death benefit options are assumed to be in the money. As part of the estimate of future NAR, gross equity growth rates which are consistent with those used in the DAC valuation process are utilized.

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

      Reinsurance. LNC’s insurance companies enter into reinsurance agreements with other companies in the normal course of their business. Prior to the acquisition of LNC’s reinsurance operations by Swiss Re on December 7, 2001, LNC’s insurance subsidiaries assumed reinsurance from unaffiliated companies. The transaction with Swiss Re involved a series of indemnity reinsurance transactions combined with the sale of certain stock companies that comprised LNC’s reinsurance operations. Assets/liabilities and premiums/benefits from certain reinsurance contracts that granted statutory surplus to other insurance companies are netted on the consolidated balance sheets and income statements, respectively, since there is a right of offset. All other reinsurance agreements including the Swiss Re indemnity reinsurance transaction are reported on a gross basis.

      Postretirement Medical and Life Insurance Benefits. LNC accounts for its postretirement medical and life insurance benefits using the full accrual method.

      Stock Options. Through 2002, LNC recognized compensation expense for its stock option incentive plans using the intrinsic value method of accounting. Under the terms of the intrinsic value method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date, or other measurement date, over the amount an employee must pay to acquire the stock. On August 8, 2002, LNC

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

announced plans to expense the fair value of employee stock options beginning in 2003 under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”). On December 31, 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“FAS 148”), which provides alternative methods of transition for entities that change to the fair value method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure provisions of FAS 123 to require expanded and more prominent disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements.

      The three transition methods provided under FAS 148 are the prospective method, the modified prospective and the retroactive restatement method. LNC will adopt the retroactive restatement method, which requires that companies restate all periods presented to reflect stock-based employee compensation cost under the fair value accounting method in FAS 123 for all employee awards granted, modified or settled in fiscal years beginning after December 15, 1994. FAS 148’s amendment of the transition and annual disclosure requirements of FAS 123 is effective for fiscal years ending after December 15, 2002. As the recognition provisions of FAS 123 should be applied as of the beginning of the year, LNC will adopt the fair value method of accounting under FAS 123, as amended by FAS 148, as of January 1, 2003 and will present restated financial statements for the years 2002, 2001 and 2000 in its first quarter 2003 filing on Form 10-Q (see Note 6 for further discussion of stock-based employee compensation cost).

      The following table illustrates the effect on net income and earnings per share for 2002, 2001 and 2000 if LNC had applied the fair value recognition provisions of FAS 123.

	Year Ended December 31,

	2002	2001	2000

	(in millions)
Net income, as reported	$91.6	$590.2	$621.4
Less:
Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax effects	35.0	41.0	33.1

Pro forma net income	$56.6	$549.2	$588.3
Earnings per share:
Basic — as reported	$0.50	$3.13	$3.25
Basic — pro forma	$0.31	$2.91	$3.08
Diluted — as reported	$0.49	$3.05	$3.19
Diluted — pro forma	$0.31	$2.84	$3.02

      Foreign Exchange. LNC’s foreign subsidiaries’ balance sheet accounts and income statement items are translated at the current exchange and average exchange rates for the year, respectively. Resulting translation adjustments are reported as a component of shareholders’ equity. Other translation adjustments for foreign currency transactions that affect cash flows are reported in comprehensive income.

      Earnings per Share. Basic earnings per share is computed by dividing earnings available to common shareholders by the average common shares outstanding. Diluted earnings per share is computed assuming the conversion or exercise of dilutive convertible preferred securities, non-vested stock, stock options and deferred compensation shares outstanding during the year.

      Reclassifications. Certain amounts reported in prior years’ consolidated financial statements have been reclassified to conform with the presentation adopted in the current year. These reclassifications have no effect on net income or shareholders’ equity of the prior years.

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.     Changes in Accounting Principles and Changes in Estimates

      Accounting for Derivative Instruments and Hedging Activities. In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). In July 1999, the FASB issued Statement of Financial Accounting Standards No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133” (“FAS 137”), which delayed the effective date of FAS 133 one year (i.e., adoption required no later than the first quarter of 2001). In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” (“FAS 138”), which addresses a limited number of implementation issues arising from FAS 133.

      LNC adopted FAS 133, as amended, on January 1, 2001. Upon adoption, the provisions of FAS 133 were applied prospectively. The transition adjustments that LNC recorded upon adoption of FAS 133 on January 1, 2001 resulted in a net loss of $4.3 million after-tax or $0.02 per share ($6.6 million pre-tax) recorded in net income, and a net gain of $17.6 million after-tax or $0.09 per share ($27.1 million pre-tax) recorded as a component of Other Comprehensive Income (“OCI”) in equity. Deferred acquisition costs of $4.8 million were restored and netted against the transition loss on derivatives recorded in net income and deferred acquisition costs of $18.3 million were amortized and netted against the transition gain recorded in OCI. A portion of the transition adjustment ($3.5 million after-tax) recorded in net income upon adoption of FAS 133 was reclassified from the OCI account, Net Unrealized Gain on Securities Available-for-Sale. These transition adjustments were reported in the financial statements as a cumulative effect of a change in accounting principle.

      Change in Estimate of Premium Receivables on Certain Client-Administered Individual Life Reinsurance. During the first quarter of 2001, LNC’s former Reinsurance segment refined its estimate of due and unpaid premiums on its client-administered individual life reinsurance business. As a result of the significant growth in the individual life reinsurance business generated in recent years, the Reinsurance segment initiated a review of the block of business in the last half of 2000. An outgrowth of that analysis resulted in a review of the estimation of premiums receivable for due and unpaid premiums on client-administered business. During the first quarter of 2001, the Reinsurance segment completed the review of this matter, and concluded that enhanced information flows and refined actuarial techniques provided a basis for a more precise estimate of premium receivables on this business. As a result, the Reinsurance segment recorded income of $25.5 million or $0.13 per share ($39.3 million pre-tax) related to periods prior to 2001.

      Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets. On April 1, 2001, LNC adopted Emerging Issues Task Force Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“EITF 99-20”). EITF 99-20 was effective for fiscal quarters beginning after March 15, 2001. EITF 99-20 changed the manner in which LNC determined impairment of certain investments including collateralized bond obligations. Upon the adoption of EITF 99-20, LNC recognized a net realized loss on investments of $11.3 million after-tax or $0.06 per share ($17.3 million pre-tax) reported as a cumulative effect of change in accounting principle. In arriving at this amount, deferred acquisition costs of $12.2 million were restored and netted against net realized loss on investments.

      Accounting for Business Combinations and Goodwill and Other Intangible Assets. In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, “Business Combinations” (“FAS 141”), and No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). FAS 141 is effective for all business combinations initiated after June 30, 2001, and FAS 142 is effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill is no longer amortized, but is subject to impairment tests conducted at least annually in accordance with the new standards. Intangible assets that do not have indefinite lives continue to be amortized over their estimated useful lives. LNC

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

adopted FAS 142 on January 1, 2002. After consideration of the provisions of the new standards regarding proper classification of goodwill and other intangible assets on the consolidated balance sheet, LNC did not reclassify any goodwill or other intangible balances held as of January 1, 2002.

      In compliance with the transition provision of FAS 142, LNC completed the first step of the transitional goodwill impairment test during the second quarter of 2002. The valuation techniques used by LNC to estimate the fair value of the group of assets comprising the different reporting units varied based on the characteristics of each reporting unit’s business and operations. A number of valuation approaches, including, discounted cash flow modeling, were used to assess the goodwill of the reporting units within LNC’s Lincoln Retirement, Life Insurance and Lincoln UK segments. Valuation approaches combining multiples of revenues, earnings before interest, taxes, depreciation and amortization (“EBITDA”) and assets under management were used to estimate the fair value of the reporting units within LNC’s Investment Management segment. The results of the first step of the tests indicate that LNC does not have impaired goodwill. In accordance with FAS 142, LNC has chosen October 1 as its annual review date. As such, LNC performed another valuation review during the fourth quarter of 2002. The results of the first step of the tests performed as of October 1, 2002 indicate that LNC does not have impaired goodwill. The valuation techniques used by LNC for each reporting unit were consistent with those used during the transitional testing.

      As a result of the application of the non-amortization provisions of the new standards, LNC had an increase in net income of $41.7 million ($0.22 per common share on a fully diluted basis) for the year ended December 31, 2002.

      During 2002, the consolidated carrying value of goodwill changed as a result of changes to the goodwill balances in the Lincoln UK and Retirement segments. The Lincoln UK segment’s carrying value changed as a result of the translation of the Lincoln UK balance from British pounds to U.S. dollars based on the prevailing exchange rate as of the balance sheet date. The adjustment to the Retirement segment carrying value was a result of the acquisition of The Administrative Management Group, Inc. (“AMG”). Total purchased goodwill in 2002 was $20.2 million (see Note 11).

      The carrying amount of goodwill by reportable segment as of December 31, 2002 is as follows:

(in millions)
Lincoln Retirement Segment	$64.1
Life Insurance Segment	855.1
Investment Management Segment	300.7
Lincoln UK Segment	13.3

Total	$1,233.2

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The reconciliation of reported net income to adjusted net income is as follows:

	Year Ended
	December 31,

	2001	2000

	(in millions except
	per share amounts)
Reported Net Income	$590.2	$621.4
Add back: Goodwill Amortization (after-tax)	43.4	45.1

Adjusted Net Income	$633.6	$666.5
Earnings Per Common Share — Basic:
Reported Net Income	$3.13	$3.25
Add back: Goodwill Amortization (after-tax)	0.23	0.24

Adjusted Net Income	$3.36	$3.49
Earnings Per Common Share — Diluted:
Reported Net Income	$3.05	$3.19
Add-back: Goodwill Amortization (after-tax)	0.22	0.23

Adjusted Net Income	$3.27	$3.42

      For intangible assets subject to amortization, the total gross carrying amount and accumulated amortization in total and for each major intangible asset class by segment are as follows:

	As of December 31, 2002		As of December 31, 2001

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

	(in millions)
Amortized Intangible Assets:
Lincoln Retirement Segment:
Present value of in-force	$225.0	$102.3	$225.0	$70.5
Life Insurance Segment:
Present value of in-force	1,254.2	364.1	1,254.2	290.2
Investment Management Segment:
Client lists	103.6	61.8	103.6	53.6
Non-compete agreements*	—	—	2.3	2.2

	103.6	61.8	105.9	55.8

Lincoln UK Segment:
Present value of in-force**	344.2	106.8	311.2	67.2

Total	$1,927.0	$635.0	$1,896.3	$483.7

*	The non-compete agreements included in the Investment Management segment as of December 31, 2001 were fully amortized during the first quarter of 2002 resulting in a net carrying value of zero at December 31, 2002.

**	The gross carrying amount and accumulated amortization of the present value of in-force for the Lincoln UK segment changed from December 31, 2001 to December 31, 2002 due to the translation of the balances from British pounds to U.S. dollars based on the prevailing exchange rate as of the balance sheet dates.

      The aggregate amortization expense for other intangible assets for the years ended December 31, 2002, 2001 and 2000 was $144.7 million, $125.2 million and $150.3 million, respectively.

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Future estimated amortization of other intangible assets is as follows (in millions):

2003 —	$91.9	2004 —	$87.6	2005 —	$85.9
2006 —	85.0	2007 —	84.9	Thereafter —	856.7

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

      Accounting for Costs Associated with Exit or Disposal Activities. In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“FAS 146”), which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Action (including Certain Costs Incurred in a Restructuring)” (“Issue 94-3”). The principal difference between FAS 146 and Issue 94-3 is that FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than at the date of an entity’s commitment to an exit plan. FAS 146 is effective for exit or disposal activities after December 31, 2002. Adoption of FAS 146 by LNC will result in a change in timing of when expense is recognized for restructuring activities after December 31, 2002.

      Change in Estimate for Disability Income and Personal Accident Reinsurance Reserves. As a result of developments and information obtained during 2002 relating to personal accident and disability income matters, LNC increased these exited business reserves by $198.5 million after-tax or $1.07 per fully diluted share ($305.4 million pre-tax). After giving effect to LNC’s $100 million indemnification obligation to Swiss Re, LNC recorded a $133.5 after-tax ($205.4 million pre-tax) increase in reinsurance recoverable from Swiss Re with a corresponding increase in the deferred gain. (See Note 11 for further explanation of LNC’s Reinsurance transaction with Swiss Re.)

      Accounting for Variable Interest Entities. In January 2003, the Financial Accounting Standards Board issued Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities” (“Interpretation No. 46”), which requires the consolidation of variable interest entities (“VIE”) by an enterprise if that enterprise has a variable interest that will absorb a majority of the VIE’s expected losses if they occur, receive a majority of the entity’s expected residual returns if they occur, or both. If one enterprise will absorb a majority of a VIE’s expected losses and another enterprise will receive a majority of that VIE’s expected residual returns, the enterprise absorbing a majority of the losses shall consolidate the VIE. VIE refers to an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. This Interpretation applies in the third quarter of 2003 to VIEs in which an enterprise holds a variable interest that is acquired before February 1, 2003. This Interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated.

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Among the matters that LNC is currently reviewing in connection with the third quarter 2003 effective date of Interpretation No. 46 to existing VIEs is the potential application to Collateralized Debt Obligation (CDO) pools that are managed by LNC. If the fees earned by LNC for managing these CDOs are required to be included in the analysis of expected residual returns, it is possible that such CDO pools would fall under the consolidation requirements of Interpretation No. 46. While LNC does not currently have access to all information necessary to determine the ultimate effects of such a required consolidation (because LNC is not the trustee or administrator to the CDOs), based upon currently available information, LNC estimates that the effect of consolidation would result in recording additional assets and liabilities on LNC’s consolidated balance sheet of about $1.3 billion. If such liabilities are required to be recorded, LNC would disclose that such liabilities are without recourse to LNC, as LNC’s role of investment manager for such CDO pools does not expose LNC to risk of loss.

      Although LNC and the industry continue to review the new rules, at the present time LNC does not believe there are other significant VIEs that would result in consolidation with LNC, beyond the managed CDOs discussed above.

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.     Investments

      The amortized cost, gross unrealized gains and losses, and fair value of securities available-for-sale are as follows:

	December 31

	Amortized			Fair
	Cost	Gains	Losses	Value

	(in millions)
2002:
Corporate bonds	$24,703.8	$1,876.8	$(645.9)	$25,934.7
U.S. Government bonds	410.8	105.0	(2.3)	513.5
Foreign government bonds	1,063.8	73.2	(26.7)	1,110.3
Asset and mortgage-backed securities:
Mortgage pass-through securities	711.2	26.5	(1.8)	735.9
Collateralized mortgage obligations	2,100.7	114.7	(0.4)	2,215.0
Other asset-backed securities	1,924.7	152.3	(12.4)	2,064.6
State and municipal bonds	109.4	5.1	(0.1)	114.4
Redeemable preferred stocks	78.7	1.7	(1.3)	79.1

Total fixed maturity securities	31,103.1	2,355.3	(690.9)	32,767.5
Equity securities	334.5	47.2	(44.5)	337.2

Total	$31,437.6	$2,402.5	$(735.4)	$33,104.7
2001:
Corporate bonds	$22,934.8	$742.8	$(572.5)	$23,105.1
U.S. Government bonds	357.9	57.4	(4.8)	410.5
Foreign government bonds	1,117.3	70.1	(12.7)	1,174.7
Asset and mortgage-backed securities:
Mortgage pass-through securities	609.9	15.1	(7.4)	617.6
Collateralized mortgage obligations	1,479.1	63.7	(5.5)	1,537.3
Other asset-backed securities	1,328.5	52.7	(11.3)	1,369.9
State and municipal bonds	45.9	0.3	(1.5)	44.7
Redeemable preferred stocks	82.6	3.5	(0.2)	85.9

Total fixed maturity securities	27,956.0	1,005.6	(615.9)	28,345.7
Equity securities	444.4	69.8	(43.7)	470.5

Total	$28,400.4	$1,075.4	$(659.6)	$28,816.2

      Future maturities of fixed maturity securities available-for-sale are as follows:

	December 31, 2002

	Amortized	Fair
	Cost	Value

	(in millions)
Due in one year or less	$917.5	$921.2
Due after one year through five years	6,547.3	6,849.3
Due after five years through ten years	9,815.9	10,339.0
Due after ten years	9,085.8	9,642.5

Subtotal	26,366.5	27,752.0
Asset and mortgage-backed securities	4,736.6	5,015.5

Total	$31,103.1	$32,767.5

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The foregoing data is based on stated maturities. Actual maturities will differ in some cases because borrowers may have the right to call or pre-pay obligations.

      Par value, amortized cost and estimated fair value of investments in asset and mortgage-backed securities summarized by interest rates of the underlying collateral are as follows:

	December 31, 2002

	Par	Amortized	Fair
	Value	Cost	Value

	(in millions)
Below 7%	$2,178.4	$1,533.4	$1,590.6
7% - 8%	2,343.8	2,341.6	2,501.5
8% - 9%	605.9	594.9	643.7
Above 9%	265.3	266.7	279.7

Total	$5,393.4	$4,736.6	$5,015.5

      The quality ratings for fixed maturity securities available-for-sale are as follows:

	December 31, 2002

		% of
	Fair Value	Total

	(in millions except %)
Treasuries and AAA	$6,574.5	20.1
AA	1,888.0	5.7
A	10,854.6	33.1
BBB	11,302.0	34.5
BB	1,264.4	3.9
Less than BB	884.0	2.7

	$32,767.5	100.0

      The major categories of net investment income are as follows:

	Year Ended December 31

	2002	2001	2000

	(in millions)
Fixed maturity securities	$2,118.2	$2,121.0	$2,148.7
Equity securities	15.4	17.6	19.4
Mortgage loans on real estate	356.8	374.5	373.8
Real estate	47.4	49.5	51.8
Policy loans	134.5	125.3	125.0
Invested cash	36.4	68.4	87.2
Other investments	16.3	69.5	66.9

Investment revenue	2,725.0	2,825.8	2,872.8
Investment expense	116.7	146.2	125.7

Net investment income	$2,608.3	$2,679.6	$2,747.1

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The detail of the net realized loss on investments and derivative instruments is as follows:

	Year Ended December 31

	2002	2001	2000

	(in millions)
Fixed maturity securities available-for-sale
Gross gain	$171.4	$193.0	$146.5
Gross loss	(586.3)	(435.3)	(218.2)
Equity securities available-for-sale
Gross gain	9.8	30.2	58.0
Gross loss	(23.6)	(24.4)	(48.6)
Other investments	23.4	33.7	5.9
Associated restoration of deferred acquisition costs and provision for policyholder commitments	145.0	106.8	35.3
Investment expenses	(12.4)	(9.2)	(7.2)

Total Investments	(272.7)	(105.2)	(28.3)
Derivative Instruments net of associated amortization of deferred acquisition costs	1.2	(9.3)	—

Total Investments and Derivative Instruments	$(271.5)	$(114.5)	$(28.3)

      Provisions (credits) for write-downs and net changes in allowances for loss, which are included in the realized gain (loss) on investments and derivative instruments shown above, are as follows:

	Year Ended December 31

	2002	2001	2000

	(in millions)
Fixed maturity securities	$300.1	$237.2	$41.2
Equity securities	21.4	15.7	14.6
Mortgage loans on real estate	9.7	(2.7)	0.2
Real estate	—	0.7	—
Other long-term investments	6.4	0.9	—
Guarantees	0.1	—	—

Total	$337.7	$251.8	$56.0

      The change in net unrealized appreciation (depreciation) on investments in fixed maturity and equity securities available-for-sale is as follows:

	Year Ended December 31

	2002	2001	2000

	(in millions)
Fixed maturity securities	$1,274.7	$317.0	$741.2
Equity securities	(23.4)	(60.8)	(35.6)

Total	$1,251.3	$256.2	$705.6

      During the second quarter of 1998, LNC purchased three bonds issued with offsetting interest rate characteristics. Subsequent to the purchase of these bonds, interest rates increased and the value of one of these bonds decreased. This bond was sold at the end of the second quarter 1998 and a realized loss of $28.8 million ($18.7 million after-tax) was recorded. The other two bonds are still owned by LNC and are producing net investment income on an annual basis of $9.9 million ($6.4 million after-tax). Subsequent to these transactions being recorded, the Emerging Issues Task Force of the Financial Accounting Standards Board reached consensus with regard to accounting for this type of investment strategy. LNC is not required to apply the new accounting rules, however, if such rules were applied, the realized loss on the sale of

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$28.8 million ($18.7 million after-tax) on one of these bonds recorded at the end of the second quarter of 1998 would be reduced to $8.8 million ($5.7 million after-tax) and the difference would be applied as a change in the carrying amount of the two bonds that remain in LNC’s portfolio. Also, net investment income for the year ended December 31, 2002, 2001 and 2000 would be less than reported by $2.9 million ($1.9 million after-tax), $2.7 million ($1.8 million after-tax) and $2.5 million ($1.6 million after-tax), respectively.

      The balance sheet captions, “Real Estate” and “Property and Equipment,” are shown net of allowances for depreciation as follows:

	December 31

	2002	2001

	(in millions)
Real estate	$41.0	$38.4
Property and equipment	242.1	211.7

      Impaired mortgage loans along with the related allowance for losses are as follows:

	December 31

	2002	2001

	(in millions)
Impaired loans with allowance for losses	$72.3	$25.6
Allowance for losses	(11.9)	(2.2)
Impaired loans with no allowance for losses	—	—

Net impaired loans	$60.4	$23.4

      The allowance for losses is maintained at a level believed adequate by management to absorb estimated probable credit losses. Management’s periodic evaluation of the adequacy of the allowance for losses is based on LNC’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payments), the estimated value of the underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective, as it requires estimating the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change.

      A reconciliation of the mortgage loan allowance for losses for these impaired mortgage loans is as follows:

	Year Ended December 31

	2002	2001	2000

	(in millions)
Balance at beginning-of-year	$2.2	$4.9	$4.7
Provisions for losses	12.7	0.7	1.8
Releases due to principal paydowns	(3.0)	(3.4)	(1.6)
Releases due to foreclosures	—	—	—

Balance at end-of-year	$11.9	$2.2	$4.9

      The average recorded investment in impaired mortgage loans and the interest income recognized on impaired mortgage loans were as follows:

	Year Ended December 31

	2002	2001	2000

	(in millions)
Average recorded investment in impaired loans	$54.0	$25.0	$27.9
Interest income recognized on impaired loans	5.6	3.0	2.6

      All interest income on impaired mortgage loans was recognized on the cash basis of income recognition.

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As of December 31, 2002 and 2001, LNC had mortgage loans on non-accrual status of $1.8 million and $0.0 million, respectively. As of December 31, 2002 and 2001, LNC had no mortgage loans past due 90 days and still accruing.

      As of December 31, 2002 and 2001, LNC had restructured mortgage loans of $4.6 million and $5.2 million, respectively. LNC recorded $0.4 million and $0.5 million of interest income on these restructured mortgage loans in 2002 and 2001, respectively. Interest income in the amount of $0.4 million and $0.5 million would have been recorded on these mortgage loans according to their original terms in 2002 and 2001, respectively. As of December 31, 2002 and 2001, LNC had no outstanding commitments to lend funds on restructured mortgage loans.

      As of December 31, 2002, LNC’s investment commitments for fixed maturity securities (primarily private placements), mortgage loans on real estate and real estate were $558.9 million. This includes $168.1 million of standby commitments to purchase real estate upon completion and leasing.

      For the year ended December 31, 2002, fixed maturity securities available-for-sale, mortgage loans on real estate and real estate investments which were non-income producing were not significant. As of December 31, 2002 and 2001, the carrying value of non-income producing securities was $37.3 million and $32.4 million, respectively.

      The balance sheet account for other liabilities includes a reserve for guarantees of third-party debt in the amount of $0.4 million and $0.3 million at December 31, 2002 and 2001, respectively.

      During the fourth quarter of 2000, LNC completed a securitization of commercial mortgage loans. In the aggregate, the loans had a fair value of $186.0 million and carrying value of $185.7 million. LNC retained a 6.3% beneficial interest in the securitized assets. LNC received $172.7 million from the trust for the sale of the senior trust certificates representing the other 93.7% beneficial interest. A realized gain of $0.4 million pre-tax was recorded on this sale. A recourse liability was not recorded since LNC is not obligated to repurchase any loans from the trust that may later become delinquent. Cash flows received during 2002, 2001 and 2000 from interests retained in the trust were $2.6 million, $2.6 million and $0.4 million, respectively. The fair values of the mortgage loans were based on a discounted cash flow method based on credit rating, maturity and future income. Prepayments are expected to be less than 1% with an expected weighted-average life of 6.4 years. Credit losses are anticipated to be minimal over the life of the trust.

      During the fourth quarter of 2001, LNC completed a second securitization of commercial mortgage loans. In the aggregate, the loans had a fair value of $209.7 million and a carrying value of $198.1 million. LNC received $209.7 million from the trust for the sale of the loans. A recourse liability was not recorded since LNC is not obligated to repurchase any loans from the trust that may later become delinquent. Servicing fees of $0.2 million and $0.03 million were received in 2002 and 2001, respectively. The transaction was hedged with total return swaps to lock in the value of the loans. LNC recorded a loss on the hedge of $10.1 million pre-tax and a realized gain on the sale of $11.6 million pre-tax resulting in a net gain of $1.5 million pre-tax. Upon securitization, LNC did not retain an interest in the securitized assets; however, LNC later invested $14.3 million of its general account assets in the certificates issued by the trust. This investment is included in fixed maturity securities on the balance sheet.

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.     Federal Income Taxes

      The Federal income tax expense (benefit) is as follows:

	Year Ended December 31

	2002	2001	2000

	(in millions)
Current	$(163.9)	$489.6	$25.2
Deferred	73.9	(331.2)	189.7

Total tax expense (benefit)	$(90.0)	$158.4	$214.9

      The effective tax rate on pre-tax income is lower than the prevailing corporate Federal Income tax rate. A reconciliation of this difference is as follows:

	Year Ended December 31

	2002	2001	2000

	(in millions)
Tax rate times pre-tax income	$0.6	$267.5	$292.7
Effect of:
Tax-preferred investment income	(45.7)	(62.6)	(64.3)
UK taxes	(16.1)	(28.5)	(14.0)
Other items	(28.8)	(18.0)	0.5

Provision for income taxes (benefit)	$(90.0)	$158.4	$214.9
Effective tax rate	(5,558)%	21%	26%

      The effective tax rate is a ratio of tax expense over pre-tax income. Since the pre-tax income of $1.6 million resulted in a tax benefit of $90.0 million in 2002, an unusual effective tax rate of (5,558)% is reported.

      The Federal income tax asset (liability) is as follows:

	December 31

	2002	2001

	(in millions)
Current	$70.0	$(439.0)
Deferred	196.5	454.1

Total Federal income tax asset	$266.5	$15.1

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Significant components of LNC’s deferred tax assets and liabilities are as follows:

	December 31

	2002	2001

	(in millions)
Deferred tax assets:
Insurance and investment contract liabilities	$1,170.2	$969.3
Reinsurance deferred gain	397.5	459.0
Net operating loss carryforwards	197.2	69.8
Postretirement benefits other than pensions	33.0	42.5
Compensation related	87.3	66.9
Ceding commission asset	16.7	18.6
Other	81.2	109.6

Total deferred tax assets	1,983.1	1,735.7
Valuation allowance for deferred tax assets	51.2	51.2

Net deferred tax assets	1,931.9	1,684.5
Deferred tax liabilities:
Deferred acquisition costs	540.6	515.0
Investment related	225.4	57.9
Net unrealized gain on securities available-for-sale	582.8	135.4
Present value of business in-force	354.5	391.5
Other	32.1	130.6

Total deferred tax liabilities	1,735.4	1,230.4

Net deferred tax asset	$196.5	$454.1

      Cash paid for Federal income taxes in 2002 and 2001 was $382.9 million and $57.6 million, respectively. Cash received for Federal income taxes in 2000 was $79.1 million due to the carry back of 1999 tax losses.

      LNC is required to establish a valuation allowance for any gross deferred tax assets that are unlikely to reduce taxes payable in future years’ tax returns. At December 31, 2002, LNC believes that it is more likely than not that all gross deferred tax assets will reduce taxes payable in future years except for the amount of the valuation allowance established in 2001. In 2001, LNC established a valuation allowance of $51.2 million for the gross deferred tax assets relating to net operating losses of its remaining foreign life reinsurance subsidiary, Lincoln National Reinsurance Company (Barbados) (“LNR Barbados”). The net operating losses of LNR Barbados are subject to Federal income tax limitations that only allow the net operating losses to be used to offset future taxable income of the subsidiary. Due to the disposition of its reinsurance operations, LNC believes that it is more likely than not that LNC will not realize all of the tax benefits associated with LNR Barbados’ net operating losses. Because LNC has been required to defer recognition of the gain on the portion of the disposition of its reinsurance operation that was structured as indemnity reinsurance, the establishment of this valuation allowance was recorded as a decrease in the after-tax amount of the reinsurance deferred gain carried on LNC’s consolidated balance sheet.

      Since LNC made the decision in 1999 not to permanently reinvest Lincoln UK’s earnings in Lincoln UK, the U.S. tax rules rather than UK tax rules are the primary factor in determining the deferred taxes for the segment. In 2002, LNC established $16.4 million of deferred taxes relating to the segment.

      At December 31, 2002, LNC had net operating loss carryforwards for Federal income tax purposes of: $290.0 million for LNR Barbados that expire in the years 2014, 2016 and 2017 and $31.7 million for Lincoln Life & Annuity Company of New York that expire in the year 2013. LNC also had net capital loss carryforwards of $156.2 million for The Lincoln National Life Insurance Company and $7.4 million for First Penn-Pacific Life Insurance Company that expire in the year 2007. Net capital losses of $33.5 million for

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Lincoln Life & Annuity Company of New York will expire in years 2004 through 2007. Net capital losses of $44.5 million for LNR Barbados will expire in the year 2007. In contrast to the net operating losses of LNR Barbados, the net capital losses can be used in future LNC consolidated U.S. tax returns. Accordingly, LNC believes that it is more likely than not that the capital losses will be fully utilized within the allowable carryforward period.

      Under prior Federal income tax law, one-half of the excess of a life insurance company’s income from operations over its taxable investment income was not taxed, but was set aside in a special tax account designated as “Policyholders’ Surplus.” At December 31, 2002, LNC has approximately $196.0 million of untaxed “Policyholders’ Surplus” on which no payment of Federal income taxes will be required unless it is distributed as a dividend, or under other specified conditions. Barring the passage of unfavorable tax legislation, LNC does not believe that any significant portion of the account will be taxed in the foreseeable future. Accordingly, no deferred tax liability has been recognized relating to LNC’s Policyholders’ Surplus balance. If the entire Policyholders’ Surplus balance became taxable at the current Federal rate, the tax would be approximately $68.6 million.

5.     Supplemental Financial Data

      Reinsurance transactions included in the income statement captions, “Insurance Premiums” and “Insurance Fees”, are as follows:

	Year Ended December 31

	2002*	2001*	2000

	(in millions)
Insurance assumed	$1,017.5	$1,457.6	$1,299.8
Insurance ceded	1,843.3	993.9	559.9

Net reinsurance premiums and fees	$(825.8)	$463.7	$739.9

*	The reinsurance activity for the year ended December 31, 2001 includes the activity of the former Reinsurance segment for the eleven months ended November 30, 2001 and the activity related to the indemnity reinsurance transaction with Swiss Re for the one month ended December 31, 2001. The reinsurance activity for 2002 includes activity related to the indemnity reinsurance transaction with Swiss Re.

      The income statement caption, “Benefits,” is net of reinsurance recoveries of $1,165 million, $637 million and $448 million for the years ended December 31, 2002, 2001 and 2000, respectively.

      Detailed below is a breakdown of amounts included in LNC’s balance sheet related to the reinsurance business sold to Swiss Re through indemnity reinsurance. Because LNC is not relieved of its liability to the ceding companies for this business, the liabilities and obligations associated with the reinsured contracts remain on the consolidated balance sheet of LNC with a corresponding reinsurance receivable from Swiss Re. In addition, a portion of the business has been reinsured on a funds withheld basis. This means that LNC

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

transferred reserves for the reinsurance business to Swiss Re, but LNC continues to hold assets in support of those reserves. The payable to Swiss Re related to the assets is included in “Other Liabilities.”

	December 31

	2002	2001

	(in millions)
Assets:
Total investments	$1,840.2	$1,679.1
Premiums and fees receivable	142.4	367.2
Amounts recoverable from reinsurers	5,406.9	4,202.0
Other assets	164.1	291.2

Total Assets	$7,553.6	$6,539.5
Liabilities:
Insurance policy and claim reserves	$5,521.1	$4,560.2
Contractholder funds	47.5	112.9
Other liabilities	1,985.0	1,866.4

Total Liabilities	$7,553.6	$6,539.5

      A roll forward of the balance sheet account, “Deferred Acquisition Costs,” is as follows:

	Year Ended
	December 31

	2002	2001

	(in millions)
Balance at beginning-of-year	$2,885.3	$3,070.5
Deferral	627.3	714.1
Amortization	(346.7)	(367.7)
Adjustment related to realized losses on securities available-for-sale	115.0	112.9
Adjustment related to unrealized gains on securities available-for-sale	(338.5)	(187.2)
Foreign currency translation adjustment	56.9	(16.0)
Other	(28.4)	(441.3)

Balance at end-of-year	$2,970.9	$2,885.3

      Realized gains and losses on investments and derivative instruments on the Statements of Income for the year ended December 31, 2002, 2001 and 2000 are net of amounts restored or (amortized) against deferred acquisition costs of $115.0 million, $112.9 million and $38.5 million, respectively. In addition, realized gains and losses for the years ended December 31, 2002, 2001 and 2000 are net of adjustments made to policyholder reserves of $27.3 million, $10.5 million and $(3.2) million, respectively. LNC has either a contractual obligation or has a consistent historical practice of making allocations of investment gains or losses to certain policyholders.

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Details underlying the income statement caption, “Underwriting, Acquisition, Insurance and Other Expenses,” are as follows:

	Year Ended December 31

	2002	2001	2000

	(in millions)
Commissions	$579.4	$860.3	$919.1
Other volume related expenses	256.8	184.8	253.8
Operating and administrative expenses	867.8	1,050.9	1,157.0
Deferred acquisition costs net of amortization	(280.6)	(346.4)	(427.5)
Restructuring charges	(2.2)	38.0	104.9
Goodwill amortization	—	43.4	45.1
Other intangibles amortization	144.7	125.2	150.3
Other	111.8	126.9	111.5

Total	$1,677.7	$2,083.1	$2,314.2

      A reconciliation of the present value of insurance business acquired included in other intangible assets is as follows:

	December 31

	2002	2001	2000

	(in millions)
Balance at beginning of year	$1,362.5	$1,483.3	$1,654.2
Adjustments to balance	—	(0.7)	(15.6)
Interest accrued on unamortized balance (Interest rates range from 5% to 7%)	81.4	84.5	92.2
Amortization	(217.8)	(197.6)	(224.9)
Foreign exchange adjustment	24.1	(7.0)	(22.6)

Balance at end-of-year	1,250.2	1,362.5	1,483.3
Other intangible assets (non-insurance)	41.8	50.1	73.7

Total other intangible assets at end-of-year	$1,292.0	$1,412.6	$1,557.0

      Future estimated amortization of insurance business acquired net of interest on unamortized balance for LNC’s insurance subsidiaries is as follows (in millions):

2003	—	$84.0	2004	—	$79.7	2005	—	$78.1
2006	—	78.6	2007	—	79.4	Thereafter	—	850.4

      Details underlying the balance sheet caption, “Contractholder Funds,” are as follows:

	December 31

	2002	2001

	(in millions)
Premium deposit funds	$20,518.8	$18,585.0
Undistributed earnings on participating business	156.7	100.2
Other	610.9	562.7

Total	$21,286.4	$19,247.9

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Details underlying the balance sheet captions related to total debt are as follows:

	December 31

	2002	2001

	(in millions)
Short-term debt:
Commercial paper	$141.1	$221.7
Other short-term notes	11.9	28.5
Current portion of long-term debt	—	100.0

Total short-term debt	153.0	350.2
Long-term debt less current portion:
7.250% notes payable, due 2005	192.5	192.2
5.25% notes payable, due 2007	257.2	—
6.5% notes payable, due 2008	100.1	100.1
6.20% notes payable, due 2011	249.3	249.2
7% notes payable, due 2018	200.2	200.3
9.125% notes payable, due 2024	119.9	119.9

Total long-term debt	1,119.2	861.7
Company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely junior subordinated debentures:
8.35% Trust Originated Preferred Securities (redeemed on January 7, 2002)	—	100.0
7.40% Trust Originated Preferred Securities	200.0	200.0
5.67% Trust Originated Preferred Securities	5.0	5.0
7.65% Trust Preferred Securities	187.7	169.7

Total	392.7	474.7

Total Debt	$1,664.9	$1,686.6

      The U.S. commercial paper outstanding at December 31, 2002 had a weighted average interest rate of 1.59%. There was no U.K. commercial paper outstanding at December 31, 2002. The final Lincoln UK commercial paper retirement was in May 2002. The combined U.S. and U.K. commercial paper outstanding at December 31, 2001 had a blended weighted average interest rate of approximately 3.10%.

      Future maturities of long-term debt are as follows (in millions):

2003	–	$—	2005	–	$193.0	2007	–	$250.0
2004	–	—	2006	–	—	Thereafter	–	670.3

      LNC also has access to capital from minority interest in preferred securities of subsidiary companies. Hybrid securities currently outstanding, which combine debt and equity characteristics, were offered through a series of subsidiaries (Lincoln National Capital III, IV and V). These subsidiaries were formed solely for the purpose of issuing preferred securities and lending the proceeds to LNC. The common securities of these subsidiaries are owned by LNC. The only assets of Lincoln National Capital III, IV, and V are the notes receivable from LNC for such loans. Distributions are paid by these subsidiaries to the preferred securityholders on a quarterly basis. The principal obligations of these subsidiaries are irrevocably guaranteed by LNC. Upon liquidation of these subsidiaries, the holders of the preferred securities would be entitled to a fixed amount per share plus accumulated and unpaid distributions. LNC reserves the right to: 1) redeem the preferred securities at a fixed price plus accumulated and unpaid distributions and; 2) extend the stated redemption date up to 19 years if certain conditions are met.

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In August 1998, Lincoln National Capital IV issued 9,200,000 shares or $230 million of 7.75% FELINE PRIDES (service mark of Merrill Lynch & Co. Inc.). The purchasers of such securities were also provided stock purchase contract agreements that indicated they would receive a specified amount of LNC common stock on or before the August 2001 maturity date of the FELINE PRIDES. A portion of the issuance costs associated with this offering along with the present value of the payments associated with the stock purchase agreements were charged to the common stock line within shareholders’ equity.

      On August 16, 2001, LNC settled mandatory stock purchase contracts issued in conjunction with the FELINE PRIDES financing. This action resulted in the issuance of 4,630,318 shares of LNC stock at $49.67 per share. Investors had the option of settling the purchase contract with separate cash or by having the collateral securing their purchase obligations sold. In the case of investors who held the Trust Originated Preferred Securities (“TOPrS”) as collateral for the purchase contracts, they were permitted to enter into a remarketing process with proceeds used to settle the contracts. On August 13, 2001, the remarketing failed resulting in the retirement of $225 million TOPrS. A total of $5 million of two-year TOPrS remain outstanding which represents investors who chose to settle with separate cash and hold onto their TOPrS until maturity.

      In September 2001, LNC redeemed $215 million 8.75% Quarterly Income Preferred Securities which were issued by Lincoln National Capital I in July 1996. In November 2001, Lincoln National Capital V issued 6,900,000 shares of $172.5 million 7.65% Trust Preferred Securities (“TRUPS”). In conjunction with the $172.5 million TRUPS issue, LNC executed an interest rate swap in the amount of 172.5 million notional that effectively converted the 7.65% fixed rate into a LIBOR-based floating interest rate.

      In December 2001, LNC issued $250 million 6.20% ten-year senior notes. In January 2002, LNC redeemed $100 million 8.35% TOPrS which were issued by Lincoln Capital II in August 1996. In June 2002, LNC issued $250 million 5.25% five-year senior notes. In conjunction with the $250 million debt issue, LNC executed an interest rate swap in the amount of 100 million notional that effectively converted the 5.25% fixed rate coupon on that portion of the bond into LIBOR-based floating rate debt.

      In April 2002, a new shelf registration statement was declared effective by the Securities and Exchange Commission. The new shelf registration totaled $1.2 billion (including $402.5 million of registered but unissued securities from previous registration statements). After giving consideration to the $250 million 5.25% five-year senior notes issued in June 2002, LNC has $950 million remaining under the shelf registration to issue debt securities, preferred stock, common stock, warrants, stock purchase contracts and stock purchase units of LNC and trust preferred securities of four subsidiary trusts. The net proceeds from the sale of the securities offered by this shelf registration and the applicable prospectus supplement(s) are expected to be used by LNC for general corporate purposes, including repurchases of outstanding common stock, repayment or redemption of outstanding debt or preferred stock, the possible acquisition of financial services businesses or assets thereof, investment in portfolio assets and working capital needs.

      Finally, LNC maintains three revolving credit agreements with a group of domestic and foreign banks totaling $580 million. One agreement, in the amount of $300 million, expires in December 2005 and the second agreement, in the amount of $200 million, expires in December 2003. The third agreement, in the amount of $80 million, is maintained by Lincoln UK and expired in January 2003. The Lincoln UK agreement was renewed in January 2003 for $48 million maturing in January 2004. All three agreements provide for interest on borrowings based on various money market indices. Under all three agreements, LNC must maintain senior unsecured long-term debt ratings of at least S&P A- and Moody’s A3 or be restricted by an adjusted debt to capitalization ratio. At December 31, 2002, LNC had $11.9 million in outstanding borrowings under the Lincoln UK agreement. During 2002, 2001 and 2000, fees paid for maintaining revolving credit agreements amounted to $0.55 million, $0.65 million and $0.64 million, respectively.

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Cash paid for interest for 2002, 2001 and 2000 was $96.6 million, $123.1 million and $145.4 million million, respectively.

6.     Employee Benefit Plans

      Pension and Other Postretirement Benefit Plans — U.S. LNC maintains funded defined benefit pension plans for most of its U.S. employees and, prior to January 1, 1995, most full-time agents. Effective January 1, 2002, the employees’ pension plan has a cash balance formula. Employees retiring before 2012 will have their benefits calculated under both the old and new formulas and will receive the better of the two calculations. Employees retiring in 2012 or after will receive benefits under the amended plan. Benefits under the old employees’ plan are based on total years of service and the highest 60 months of compensation during the last 10 years of employment. Under the amended plan, employees have guaranteed account balances that grow with pay and interest credits each year. The amendment to the employees’ pension plan resulted in a $27.8 million pre-tax negative unrecognized prior service cost in 2001 that will be evenly recognized over future periods. All benefits applicable to the defined benefit plan for agents were frozen as of December 31, 1994. The plans are funded by contributions to tax-exempt trusts. LNC’s funding policy is consistent with the funding requirements of Federal law and regulations. Contributions are intended to provide not only the benefits attributed to service to date, but also those expected to be earned in the future.

      LNC sponsors three types of unfunded, nonqualified, defined benefit plans for certain U.S. employees and agents: supplemental retirement plans, a salary continuation plan, and supplemental executive retirement plans.

      The supplemental retirement plans provide defined benefit pension benefits in excess of limits imposed by Federal tax law. Effective January 1, 2000, one of these plans was amended to limit the maximum compensation recognized for benefit payment calculation purposes. The effect of this amendment was to reduce the pension benefit obligation by $5.4 million.

      The salary continuation plan provides certain officers of LNC defined pension benefits based on years of service and final monthly salary upon death or retirement.

      The supplemental executive retirement plan provides defined pension benefits for certain executives who became employees of LNC as a result of the acquisition of a block of individual life insurance and annuity business from CIGNA Corporation (“CIGNA”). Effective January 1, 2000, this plan was amended to freeze benefits payable under this plan. The effect of this plan curtailment was to decrease the pension benefit obligation by $2.4 million. Effective January 1, 2000, a second supplemental executive retirement plan was established for this same group of executives to guarantee that the total benefit payable under the LNC employees’ defined benefit pension plan benefit formula will be determined using an average compensation not less than the minimum three-year average compensation as of December 31, 1999. All benefits payable from this plan are reduced by benefits payable from the LNC employees’ defined benefit pension plan.

      LNC also sponsors unfunded plans that provide postretirement medical, dental and life insurance benefits to full-time U.S. employees and agents who, depending on the plan, have worked for LNC 10 years and attained age 55 (60 for agents). Medical and dental benefits are also available to spouses and other dependents of employees and agents. For medical and dental benefits, limited contributions are required from individuals who retired prior to November 1, 1988. Contributions for later retirees, which can be adjusted annually, are based on such items as years of service at retirement and age at retirement. Life insurance benefits are noncontributory; however, participants can elect supplemental contributory life benefits up to age 70. Effective July 1, 1999, the agents’ postretirement plan was changed to require agents retiring on or after that date to pay the full medical and dental premium costs. This change in the plan resulted in a one-time curtailment gain of $10.2 million pre-tax. Beginning January 1, 2002, the employees’ postretirement plan was changed to require employees not yet age 50 with five years of service by year end 2001 to pay the full medical and dental

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

premium cost when they retire. This change in the plan resulted in the immediate recognition at the end of 2001 of a one-time curtailment gain of $11.3 million pre-tax.

      On December 1, 2001, Swiss Re acquired LNC’s reinsurance business. This transaction resulted in the immediate recognition of a one-time curtailment gain on post retirement benefits of $6 million pre-tax and additional expense of $1.4 million pre-tax related to pension benefits for a net curtailment gain of $4.6 million pre-tax. This net curtailment gain was included in the realized gain on sale of subsidiaries for the year ended December 31, 2001. Due to the release of the pension obligations on these former LNC employees, there was a $16 million gain in the pension plan that was used to offset prior plan losses.

      Information with respect to defined benefit plan asset activity and defined benefit plan obligations is as follows:

	Year Ended December 31

			Other Postretirement
	Pension Benefits		Benefits

	2002	2001	2002	2001

	(in millions)
Change in plan assets:
Fair value of plan assets at beginning-of-year	$389.7	$385.5	$—	$—
Actual return on plan assets	(36.2)	(17.7)	—	—
Company contributions	66.5	41.0	—	—
Administrative expenses	(1.7)	(0.9)	—	—
Benefits paid	(26.5)	(18.2)	—	—

Fair value of plan assets at end-of-year	$391.8	$389.7	$—	$—
Change in benefit obligation:
Benefit obligation at beginning-of-year	$474.7	$469.3	$96.8	$108.3
Plan amendments	—	(27.8)	—	—
Service cost	18.5	14.3	1.5	2.7
Interest cost	31.8	34.0	6.1	7.2
Plan participants’ contributions	—	—	1.4	2.1
Sale of business segment	—	—	—	(6.0)
Plan curtailment gain	—	(16.0)	—	(11.8)
Actuarial (gains) losses	22.1	19.1	8.7	3.8
Benefits paid	(26.5)	(18.2)	(8.0)	(9.5)

Benefit obligation at end-of-year	$520.6	$474.7	106.5	$96.8
Underfunded status of the plans	$(128.8)	$(85.0)	$(106.5)	$(96.8)
Unrecognized net actuarial losses	132.0	44.9	9.2	—
Unrecognized negative prior service cost	(20.1)	(25.8)	—	—

Accrued benefit cost	$(16.9)	$(65.9)	$(97.3)	$(96.8)
Weighted-average assumptions as of December 31:
Weighted-average discount rate	6.50%	7.00%	6.50%	7.00%
Expected return on plan assets	8.25%	9.00%	—	—
Rate of increase in compensation:
Salary continuation plan	5.00%	5.00%	—	—
All other plans	4.00%	4.00%	4.00%	4.00%

      In 2002, all plans have projected benefit obligations in excess of plan assets. In 2001, the funded status amounts in the pension benefits columns above combine plans with projected benefit obligations in excess of plan assets and plans with plan assets in excess of projected benefit obligations. At December 31, 2001, for plans that had projected benefit obligations in excess of plan assets, the aggregate projected benefit obligations

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

were $400.1 million, the aggregate accumulated benefit obligations were $373.0 million and the aggregate fair value of plan assets was $314.9 million.

      As required by Statement of Financial Accountant Standards No. 87, “Employer’s Accounting for Pensions,” for plans where the accumulated benefit obligation exceeds the fair value of plan assets, LNC has recognized the minimum pension liability of the unfunded accumulated benefit obligation as a liability with an offsetting adjustment to Other Comprehensive Income, net of tax impact. As of December 31, 2002, this minimum pension liability amounted to $64.8 million ($99.7 million pre-tax) for U.S. pension plans. In addition, as of December 31, 2002 and 2001, for the non-U.S. defined benefit plan, a minimum pension liability of $33.0 million ($50.9 million pre-tax) and $36.0 million, respectively, was recorded in Accumulated Other Comprehensive Income (see below for further discussion of the non-U.S. defined benefit plan). The total amount recorded in Accumulated Other Comprehensive Income as of December 31, 2002 and 2001 was $97.8 million and $36.0 million, respectively.

      Plan assets for both the funded employees and agents plans are principally invested in equity and fixed income funds managed by LNC’s Investment Management segment.

      The components of net defined benefit pension plan and postretirement benefit plan costs are as follows:

	Year Ended December 31

				Other Postretirement
	Pension Benefits			Benefits

	2002	2001	2000	2002	2001	2000

	(in millions)
Service cost	$19.0	$14.8	$14.6	$1.5	$2.7	$2.3
Interest cost	31.8	34.0	32.1	6.1	7.2	7.0
Expected return on plan assets	(31.1)	(34.0)	(34.5)	—	—	—
Amortization of prior service cost	(2.5)	0.4	0.4	—	—	—
Recognized net actuarial (gains) losses	0.3	0.3	(2.2)	(0.5)	(0.5)	(0.9)

Net periodic benefit cost	$17.5	$15.5	$10.4	$7.1	$9.4	$8.4

      The calculation of the accumulated postretirement benefits obligation assumes a weighted-average annual rate of increase in the per capita cost of covered benefits (i.e. health care cost trend rate) of 10.0% for 2002. It further assumes the rate will gradually decrease to 5.0% by 2014 and remain at that level. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point each year would increase the accumulated postretirement benefits obligation as of December 31, 2002 and 2001 by $7.5 million and $6.8 million, respectively. The aggregate of the estimated service and interest cost components of net periodic postretirement benefits cost for the year ended December 31, 2002 and 2001 would increase by $0.6 million and $0.8 million, respectively.

      LNC maintains a defined contribution plan for its U.S. insurance agents. Contributions to this plan are based on a percentage of the agents’ annual compensation as defined in the plan. Effective January 1, 1998, LNC assumed the liabilities for a non-contributory defined contribution plan covering certain highly compensated former CIGNA agents and employees. Contributions for this plan are made annually based upon varying percentages of annual eligible earnings as defined in the plan. Contributions to this plan are in lieu of any contributions to the qualified agent defined contribution plan. Effective January 1, 2000, this plan was expanded to include certain highly compensated Lincoln agents. The combined pre-tax expenses for these plans amounted to $1.0 million, $2.8 million and $4.2 million in 2002, 2001 and 2000, respectively. These expenses reflect both LNC’s contribution as well as changes in the measurement of LNC’s liabilities under these plans.

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Pension Plan — Non U.S. The employees of LNC’s primary foreign subsidiary are covered by a defined benefit pension plan. The plan provides death and pension benefits based on final pensionable salary. At December 31, 2002 and 2001, plan assets were under the projected benefit obligations by $62.7 million and $47.0 million, respectively, and was included in other liabilities in LNC’s balance sheet. As a result of the accumulated benefit obligation being in excess of plan assets at December 31, 2002 and 2001, a minimum pension liability adjustment of $33.0 million ($50.9 million pre-tax) and $36.0 million, respectively, was recorded in Accumulated Other Comprehensive Income in equity. There was no tax recorded on the minimum pension liability adjustment in 2001. Net pension costs for the foreign plan were $10.0 million, $7.4 million and $4.4 million for 2002, 2001 and 2000, respectively.

      401(k), Money Purchase and Profit Sharing Plans. LNC also sponsors contributory defined contribution plans for eligible U.S. employees and agents. These plans include 401(k) plans and effective April 1, 2001, a defined contribution money purchase plan for eligible employees of Delaware Management Holdings, Inc. (“Holdings”). Prior to April 1, 2001, the defined contribution money purchase plan was structured as a profit sharing plan. LNC’s contributions to the 401(k) plans are equal to participant’s pre-tax contribution, not to exceed 6% of base pay, multiplied by a percentage, ranging from 50% to 150%, which varies according to certain incentive criteria as determined by LNC’s Board of Directors. As a result of LNC attaining the goals established under the three-year long-term incentive plan for 1998 through 2000, an additional match was made on a participant’s 2000 pre-tax contribution.

      LNC’s contribution to the defined contribution money purchase plan is equal to 7.5% per annum of a participant’s eligible compensation, while its contribution to the previous profit sharing plan of Holdings was equal to an amount, if any, determined in accordance with a resolution of the Board of Directors. Each plan year’s contribution is allocated in the proportion that the plan compensation of each eligible participant bears to the total plan compensation of all eligible participants for such plan year. Compensation is defined as all of an eligible participant’s plan year earnings and is subject to the limitation of Section 401(a) of the Internal Revenue Code of 1986, as amended. For 2002 and 2001, the contribution to the defined contribution money purchase plan was based on 7.5% of the eligible compensation for the year ended December 31, 2002 and for the nine-month period ended December 31, 2001, respectively. For the profit sharing plan’s fiscal years ended March 31, 2001 and 2000, the Board issued a resolution authorizing a 15% per annum contribution to the plan. Expense for the 401(k) and profit sharing plans amounted to $22.6 million, $27.0 million and $43.5 million in 2002, 2001 and 2000, respectively.

      Deferred Compensation Plans. LNC sponsors contributory deferred compensation plans for certain U.S. employees and agents. Plan participants may elect to defer payment of a portion of their compensation, as defined by the plans. At this point, LNC has not chosen to fund these plans. Plan participants may select from a variety of alternative measures for purposes of calculating the investment return considered attributable to their deferral. Under the terms of these plans, LNC agrees to pay out amounts based upon the alternative measure selected by the participant. Plan participants who are also participants in an LNC 401(k) plan and who have reached the contribution limit for that plan may also elect to defer the additional amounts into the deferred compensation plan. LNC makes matching contributions to these plans based upon amounts placed into the deferred compensation plans by individuals who have reached the contribution limit under the 401(k) plan. The amount of LNC’s contribution is calculated in a manner similar to the employer match calculation described in the 401(k) plans section above. Expense for these plans amounted to $1.7 million, $0.6 million and $4.3 million in 2002, 2001 and 2000, respectively. These expenses reflect both LNC’s employer matching contributions, as well as changes in the measurement of LNC’s liabilities under these plans.

      In the fourth quarter of 1999, LNC modified the terms of the deferred compensation plans to provide that plan participants who selected LNC stock as the measure for their investment return would receive shares of LNC stock in satisfaction of this portion of their deferral. In addition, participants were precluded from diversifying any portion of their deferred compensation plan account that is measured by LNC’s stock

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

performance. As a result of these modifications to the plans, ongoing changes in value of LNC’s stock no longer affect the expenses associated with this portion of the deferred compensation plans.

      In connection with the acquisition of the block of individual life insurance and annuity business from CIGNA, LNC assumed the liability for an unfunded contributory deferred compensation plan covering certain former CIGNA employees and agents. These participants became immediately eligible for the LNC contributory deferred compensation plans, and therefore this plan was frozen as to future deferrals as of January 1, 1998. Effective January 1, 2001, this frozen plan was merged into the LNC contributory deferred compensation plans and the associated expenses for 2002, 2001 and 2000 are included in those plan expenses disclosed above.

      The total liabilities associated with these plans were $161.3 million and $149.5 million at December 31, 2002 and 2001, respectively.

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

      In 2000, as a result of changes in the interpretation of the existing accounting rules for stock options, LNC decided not to continue issuing stock options to agents that do not meet the stringent definition of a common law employee. In the first quarter of 2000, LNC adopted a stock appreciation right (“SAR”) program as a replacement to the agent stock option program. The first awards under this program were also made in the first quarter of 2000. The SARs under this program are rights on LNC stock that are cash settled and become exercisable in 25% increments over the four year period following the SAR grant date. SARs are granted with an exercise price equal to the market value of LNC stock at the date of grant and, subject to termination of employment, expire five years from the date of grant. Such SARs are transferable only upon death.

      LNC recognizes compensation expense for the SAR program based on the fair value method using an option-pricing model. Compensation expense and the related liability are recognized on a straight-line basis over the vesting period of the SARs. The SAR liability is marked-to-market through net income. This accounting treatment causes volatility in net income as a result of changes in the market value of LNC stock. LNC hedges this volatility by purchasing call options on LNC stock. Call options hedging vested SARs are also marked-to-market through net income. Total compensation expense (income) recognized for the SAR program for 2002, 2001 and 2000 was $(0.7) million, $4.8 million and $3.1 million, respectively. The mark-to-market gain (loss) recognized through net income on the call options on LNC stock for 2002, 2001 and 2000 was $(6.7) million, $0.8 million and $1.3 million, respectively. The SAR liability at December 31, 2002 and 2001 was $3.7 million and $6.5 million, respectively.

      In 2001, Holdings, through its wholly-owned subsidiaries Delaware Investments U.S., Inc. (“DIUS”) and DIAL Holding Company, Inc. (“DIAL”), established separate stock option incentive plans for its domestic and international personnel, respectively. Stock options awarded under the plans are granted with an exercise price equal to the estimated fair market value per share at the date of the grant, as determined by an

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

outside appraiser, and expire 10 years from the date of the grant, subject to conditions of the plan agreements. Options granted under the DIUS plan become exercisable and vest in 25% increments over the four-year period following the option grant anniversary date. Options granted under the DIAL plan also vest in 25% increments over the four-year period following the option grant anniversary date, however, such options are exercisable immediately. In the event DIAL options are exercised prior to vesting, such stock acquired is restricted from resale until vested under the option terms.

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

      Through 2002, LNC recognized compensation expense for its stock option incentive plans using the intrinsic value method of accounting and provides the required pro forma information for stock options granted after December 31, 1994. Accordingly, no compensation expense has been recognized for stock option incentive plans. LNC’s pro forma net income and earnings per diluted share for the last three years (2002, 2001 and 2000) would have been $56.6 million ($0.31 per diluted share); $549.2 million ($2.84 per diluted share) and $588.3 million ($3.02 per diluted share), respectively (a decrease of $35.0 million or $0.19 per diluted share; $41.0 million or $0.21 per diluted share and $33.1 million or $0.17 per diluted share, respectively). Included in this pro forma information is the following effect of the DIUS and DIAL stock option incentive plans.

      If compensation expense for the DIUS and DIAL stock option incentive plans had been determined based on the estimated fair value at the grant dates for awards under those plans, LNC’s net income and earnings per share for 2002 and 2001 would have been further reduced by $8.2 million ($0.04 per diluted share) and $1.9 million ($0.01 per diluted share), respectively.

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

      On August 8, 2002, LNC announced plans to expense the fair value of employee stock options beginning in 2003 under FAS 123. FAS 148, issued on December 31, 2002, provides for alternative methods of transition for entities that change to the fair value method of accounting for stock-based compensation. On January 1, 2003, LNC will adopt the retroactive restatement method under FAS 148, which requires that companies restate all periods presented to reflect stock-based employee compensation cost under the fair value accounting method in FAS 123 for all employee awards granted, modified or settled in fiscal years beginning after December 15, 1994. LNC will present restated financial statements for the years 2002, 2001 and 2000 in its first quarter 2003 filing on Form 10-Q

      Effective January 1, 2003, LNC’s stock option employee compensation plan and long-term cash incentive compensation plan were revised and combined to provide for performance vesting, and to provide for awards that may be paid out in a combination of stock options, performance shares of LNC stock and cash. The performance measures for the initial grant under the new plan will be calculated over a three-year period from grant date and will compare LNC’s performance relative to a selected group of peer companies. Comparative performance measures will include relative growth in earnings per share, return on equity and total share

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

performance. Certain participants in the new plans will select from seven different combinations of stock options, performance shares and or cash in determining the form of their award. Other participants will have their award paid in performance shares. This plan will replace the current LNC stock option plan; however, the separate stock option incentive plans established by DIUS and DIAL, both wholly-owned subsidiaries of Delaware Management Holdings, Inc., will continue.

      Information with respect to the LNC incentive plan stock options outstanding at December 31, 2002 is as follows:

Options Outstanding				Options Exercisable

	Number	Weighted-Average		Number
	Outstanding at	Remaining		Exercisable at
Range of	December 31,	Contractual Life	Weighted-Average	December 31,	Weighted-Average
Exercise Prices	2002	(Years)	Exercise Price	2002	Exercise Price

$10 - $20	234,860	0.89	$19.79	234,860	$19.79
21 - 30	5,346,024	5.24	25.20	3,154,602	25.53
31 - 40	2,520,378	6.99	33.46	1,010,571	33.69
41 - 50	5,621,503	5.72	44.32	4,110,259	44.55
51 - 60	4,885,244	6.94	51.35	2,372,761	50.87

$10 - $60	18,608,009			10,883,053

      The option price assumptions used for the LNC stock option incentive plans were as follows:

	2002	2001	2000

Dividend yield	2.5%	2.8%	4.3%
Expected volatility	39.6%	40.0%	39.2%
Risk-free interest rate	4.5%	4.6%	6.6%
Expected life (in years)	4.2	4.2	4.9
Weighted-average fair value per option granted	$16.03	$13.39	$8.43

      Information with respect to the LNC incentive plans involving stock options is as follows:

	Options Outstanding		Options Exercisable

		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Balance at January 1, 2000	13,664,435	$39.59	5,141,438	$29.21
Granted-original	9,890,245	27.85
Granted-reloads	100,544	46.13
Exercised (includes shares tendered)	(1,485,816)	47.44
Forfeited	(1,222,170)	43.76

Balance at December 31, 2000	20,947,238	34.69	6,715,434	35.05
Granted-original	2,561,883	43.74
Granted-reloads	130,129	48.19
Exercised (includes shares tendered)	(3,096,146)	27.24
Forfeited	(619,596)	44.63

Balance at December 31, 2001	19,923,508	36.74	9,437,881	37.91
Granted-original	2,154,709	51.67
Granted-reloads	40,609	49.67
Exercised (includes shares tendered)	(2,554,776)	31.89
Forfeited	(956,041)	42.20

Balance at December 31, 2002	18,608,009	$38.89	10,883,053	$38.87

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Information with respect to the LNC incentive plan SARs outstanding at December 31, 2002 is as follows:

SARs Outstanding				SARs Exercisable

	Number	Weighted-Average		Number
	Outstanding at	Remaining		Exercisable at
Range of	December 31,	Contractual Life	Weighted-Average	December 31,	Weighted-Average
Exercise Prices	2002	(Years)	Exercise Price	2002	Exercise Price

$21 - $30	487,710	2.19	$24.72	183,364	$24.72
31 - 40	3,875	2.45	36.98	1,788	36.90
41 - 50	518,588	3.20	43.57	115,956	43.59
51 - 60	372,075	4.20	52.10	—	—

$10 - $60	1,382,248			301,108

      The option price assumptions used for the LNC SAR plan were as follows:

	2002	2001	2000

Dividend yield	2.7%	2.7%	3.8%
Expected volatility	29.5%	42.0%	46.0%
Risk-free interest rate	5.0%	5.5%	7.3%
Expected life (in years)	5.0	5.0	5.0
Weighted-average fair value per SAR granted	$10.86	$18.84	$14.62

      Information with respect to the LNC incentive plan involving SARs is as follows:

	SARs Outstanding		SARs Exercisable

		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price

Balance at January 1, 2000	—	$—	—	$—
Granted-original	866,168	24.94
Exercised (includes shares tendered)	(72,823)	24.72
Forfeited	(42,293)	25.19

Balance at December 31, 2000	751,052	24.94	82,421	24.72
Granted-original	544,205	43.51
Exercised (includes shares tendered)	(142,785)	24.74
Forfeited	(27,381)	28.92

Balance at December 31, 2001	1,125,091	33.85	102,710	25.02
Granted-original	383,675	51.95
Exercised (includes shares tendered)	(90,818)	28.57
Forfeited	(35,700)	34.95

Balance at December 31, 2002	1,382,248	$39.20	301,108	$32.06

      The option price assumptions used for the DIUS and DIAL stock option incentive plans were as follows:

	2002	2001	2002	2001
	DIUS	DIUS	DIAL	DIAL

Dividend yield	2.42%	1.95%	3.76%	6.01%
Expected volatility	50.0%	50.0%	50.0%	50.0%
Risk-free interest rate	4.1%	4.2%	4.3%	4.2%
Expected life (in years)	4.6	4.6	4.6	4.6
Weighted-average fair value per option granted	$41.24	$41.25	$9.22	$7.28

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At December 31, 2002, DIUS had 10,000,000 shares of common stock outstanding. Information with respect to the DIUS incentive plan involving stock options is as follows:

	Options Outstanding		Options Exercisable

		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price

Balance at December 31, 2000	—	$—	—	$—
Granted-original	810,796	103.23
Exercised (includes shares tendered)	—	—
Forfeited	—	—

Balance at December 31, 2001	810,796	103.23	—	—
Granted-original	277,200	107.45
Exercised (includes shares tendered)	—	—
Forfeited	—	—

Balance at December 31, 2002	1,087,996	$104.31	202,699	$103.23

      At December 31, 2002, DIAL had 10,000,000 shares of common stock outstanding. Information with respect to the DIAL incentive plan involving stock options is as follows:

	Options Outstanding		Options Exercisable

		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price

Balance at December 31, 2000	—	$—	—	$—
Granted-original	810,810	25.47
Exercised (includes shares tendered)	—	—
Forfeited	—	—

Balance at December 31, 2001	810,810	25.47	—	—
Granted-original	277,200	26.62
Exercised (includes shares tendered)	—	—
Forfeited	—	—

Balance at December 31, 2002	1,088,010	$25.76	202,703	$25.47

      Restricted stock (non-vested stock) awarded from 2000 through 2002 was as follows:

	2002	2001	2000

Restricted stock (number of shares)	71,079	72,155	237,358
Weighted-average price per share at time of grant	$35.67	$46.60	$38.10

7.     Restrictions, Commitments and Contingencies

     Statutory Information and Restrictions

      Net income (loss) as determined in accordance with statutory accounting practices for LNC’s insurance subsidiaries excluding the insurance subsidiaries sold to Swiss Re in 2001 was $(0.159) billion, $0.268 billion and $0.547 billion for 2002, 2001 and 2000, respectively. On December 7, 2001, Swiss Re acquired LNC’s reinsurance operations. The transaction structure involved a series of indemnity reinsurance transactions combined with the sale of certain stock companies that comprised LNC’s reinsurance operation. See Note 11 for further discussion of Swiss Re’s acquisition of LNC’s reinsurance operations. All of LNC’s foreign life reinsurance companies were sold to Swiss Re on December 7, 2001 except Lincoln National Reinsurance Company (Barbados) and Lincoln Re (Ireland) Limited. In the second quarter of 2002, LNC exercised a contractual right to “put” its interest in Lincoln Re (Ireland) Limited to Swiss Re.

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Shareholders’ equity as determined in accordance with statutory accounting practices for LNC’s insurance subsidiaries was $3.0 billion and $3.8 billion for December 31, 2002 and 2001, respectively.

      The National Association of Insurance Commissioners revised the Accounting Practices and Procedures Manual in a process referred to as Codification. The revised manual became effective January 1, 2001. The domiciliary states of LNC’s U.S. insurance subsidiaries have adopted the provisions of the revised manual. The revised manual has changed, to some extent, prescribed statutory accounting practices and has resulted in changes to the accounting practices that LNC’s U.S. insurance subsidiaries use to prepare their statutory-basis financial statements. The impact of these changes to LNC and its U.S. insurance subsidiaries’ statutory-based capital and surplus as of January 1, 2001 was not significant.

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

      In general, dividends are not subject to prior approval from the Commissioner provided LNL’s statutory earned surplus is positive and such dividends do not exceed the standard limitation of the greater of 10% of total statutory earned surplus or the amount of statutory earnings in the prior calendar year. Dividends of $710 million were paid by LNL to LNC in the second quarter of 2002. These distributions were made in two installments. The first installment of $60 million was paid in April. The second installment of $650 million was paid in June. As both installments exceeded the standard limitation noted above, a special request was made for each payment and each was approved by the Commissioner. Both distributions represented a portion of the proceeds received from the indemnity reinsurance transaction with Swiss Re. As a result of the payment of dividends plus the statutory loss in 2002, LNL’s statutory earned surplus is negative as of December 31, 2002. Due to the negative statutory earned surplus as of December 31, 2002, any dividend(s) paid by LNL in 2003 will be subject to prior approval from the Commissioner. As occurred in 2001, dividends approved and paid while statutory earned surplus is negative are expected to be classified as a reduction to paid-in-capital.

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

Reinsurance Contingencies

      See Note 11, “Acquisitions and Divestitures,” for discussion of contingencies surrounding Swiss Re’s acquisition of LNC’s reinsurance operations on December 7, 2001.

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

United Kingdom Selling Practices

      Various selling practices of the Lincoln UK operations have come under scrutiny by the U.K. regulators at different times in the recent past. These selling practices include the sale and administration of individual pension products, mortgage endowments and the selling practices of City Financial Partners Limited (“CFPL”), a subsidiary company purchased in December 1997. Regarding the sale and administration of pension products to individuals, regulatory agencies have raised questions as to what constitutes appropriate advice to individuals who bought pension products as an alternative to participation in an employer-sponsored plan. In cases of alleged inappropriate advice, an extensive investigation has been or is being carried out and the individual put in a position similar to what would have been attained if the individual had remained in an employer-sponsored plan.

      With regard to mortgage endowments, on November 30, 2000, U.K. regulators issued a paper containing draft guidelines explaining how mortgage endowment policyholders would be compensated in instances where it is determined that mis-selling occurred. This release also indicated that an extensive analysis is underway of mortgage endowment products offered by insurance companies in the U.K. marketplace since 1988. Where the results of this analysis indicate that products are designed in a way that could lead to potential mis-selling, U.K. regulators are contacting companies to review sales practices. Subsequently, further guidance has been issued by the U.K. regulators to clarify the treatment of complaints concerning the sale of these products.

      Lincoln UK received a letter from U.K. regulators on February 8, 2001, raising concerns with certain mortgage endowment products sold by British National Life Assurance Company (“BNLA”). The specific policies at issue were sold between the period of July 1988 through March 1994. Lincoln UK acquired BNLA from Citibank in August of 1993. Less than 6,000 of these BNLA policies remain in force.

      In their letter and in subsequent discussions, U.K. regulators are contending that BNLA’s sales literature was written in a manner that provides a contractual warranty that, if certain assumptions are achieved, the mortgage endowment would grow to a balance sufficient to repay the contractholder’s mortgage. LNC strongly disagrees that any contractual warranties were made in the sale of these mortgage endowment policies. In August of 2001, LNC reaffirmed its position in a letter to the UK regulators.

      In March of 2002, LNC received a letter saying that the U.K. regulators had appointed enforcement investigators to review BNLA’s charging structure. This change was not a result of anything LNC had done to resolve this matter, but was a formality according to the U.K. regulators, reflecting how they wish to proceed with these matters across the entire industry. They want to obtain more information to be able to understand the background of the arguments. Accordingly, LNC has provided a significant amount of data about BNLA mortgage endowments and their charging structure. On May 31, 2002, the U.K. regulator wrote to LNC informing them that enforcement investigations had been completed and suggesting a meeting between the parties’ leading counsel to try to resolve the issues. This meeting has taken place but agreement was not reached. LNC is prepared to proceed with all available means of resolution, including pursuing regulatory, administrative and legal means of concluding this matter.

      On March 20, 2002, the U.K. regulator wrote to LNC expressing the opinion that Laurentian Life, Liberty Life (acquired by Lincoln UK in January and April 1995, respectively) and Lincoln UK had in some cases calculated premiums for certain endowment mortgage policies issued between July 1988 and October 2000 based upon growth rates that were, for that time, unduly optimistic, creating exceptional risks for consumers. LNC has reviewed a sample of the Liberty Life policies and based on the results of this review, LNC and the regulators have agreed that no further action is required on the Liberty Life policies unless additional information is discovered. Discussions continue on the Laurentian Life and Lincoln UK blocks of business.

      Following allegations made by the U.K. Consumers’ Association (an organization which acts on behalf of consumers of goods and services provided in the U.K.) concerning various selling practices of CFPL, LNC

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

conducted an internal review of 5,000 ten-year savings plans sold by CFPL during the period September 1, 1998 to August 31, 2000 and, following discussions with the U.K. regulator, LNC wrote to all customers with a ten-year savings plan sold by CFPL to determine whether the sales of those policies were appropriate. As of December 31, 2002, the mailings were substantially complete.

      At December 31, 2002 and 2001, the aggregate liability associated with Lincoln UK selling practices was $82.2 million and $164.3 million, respectively. The decrease in the aggregate liability was a result of redress payments and expenditures partially offset by exchange rate fluctuation. The reserves for these issues are based on various estimates that are subject to considerable uncertainty. Accordingly, the aggregate liability may prove to be deficient or excessive. However, it is management’s opinion that future developments regarding Lincoln UK selling practices will not materially affect the consolidated financial position of LNC.

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

Euro Conversion

      LNC owns operating companies in the U.K. and previously conducted business with companies located within Europe. LNC has modified its systems, financial activities and currency risk exposures to align with the first phase of the European Union’s conversion to a new common currency (the Euro) that was adopted January 1, 1999. On January 1, 2002, the Euro banknotes and coins were put into circulation. It is management’s opinion that the additional phases of this conversion, which will be implemented during the next few years, will not materially affect the consolidated financial position of LNC.

Leases

      Certain of LNC’s subsidiaries lease their home office properties through sale-leaseback agreements. The agreements provide for a 25-year lease period with options to renew for six additional terms of five years each. The agreements also provide LNC with the right of the first refusal to purchase the properties during the terms of the lease, including renewal periods, at a price defined in the agreements. LNC also has the option to purchase the leased properties at fair market value as defined in the agreements on the last day of the initial 25-year lease period ending in 2009 or the last day of any of the renewal periods.

      Total rental expense on operating leases in 2002, 2001 and 2000 was $67.0 million, $79.4 million and $88.4 million, respectively. Future minimum rental commitments are as follows (in millions):

2003	—	$59.8	2005	—	$58.0	2007	—	$53.1
2004	—	58.6	2006	—	54.6	Thereafter	—	77.2

Information Technology Commitment

      In February 1998, LNL signed a seven-year contract with IBM Global Services for information technology services for the Fort Wayne operations. Annual costs are dependent on usage but are expected to range from $60.0 million to $70.0 million.

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Lincoln UK Outsourcing Agreement

      Lincoln UK agreed to outsource its customer and policy administration functions to the Capita Group Plc (“Capita”) on August 1, 2002. The contract is for a term of 10 years and the annual cost is based on a per policy charge plus an amount for other services provided. The total costs over the life of the contract are estimated to be $259.2 million and annual costs over the next five years are estimated to decline from $33.3 million to $26.7 million. The amounts quoted are estimates as the actual cost will depend on the number of policies in force and the applicable inflation rate for the period concerned. Lincoln UK or Capita may terminate the contract, subject to the necessary conditions being satisfied, by serving six and 12 months notice, respectively.

Football Stadium Naming Rights Commitment

      On June 3, 2002, LNC announced an agreement with the Philadelphia Eagles to name the Eagles’ new stadium Lincoln Financial Field. In exchange for the naming rights, LNC agreed to pay $139.6 million over a 20-year period, through annual payments to the Eagles which average approximately $6.7 million per year. The total amount includes a maximum annual increase related to the Consumer Price Index (“CPI”). This future commitment has not been recorded as a liability on LNC’s balance sheet as it will be accounted for in a manner consistent with the accounting for operating leases under Statement of Financial Accounting Standards No. 13, “Accounting for Leases.”

Insurance Ceded and Assumed

      LNC’s insurance companies cede insurance to other companies. The portion of risks exceeding each company’s retention limit is reinsured with other insurers. LNC seeks reinsurance coverage within the businesses that sell life insurance to limit its liabilities. As of December 31, 2002, LNC’s retention policy was to retain no more than $10 million on a single insured life. For 2003, the retention policy was changed to limit retention on new sales to $5 million. Portions of LNC’s deferred annuity business have also been co-insured with other companies to limit LNC’s exposure to interest rate risks. At December 31, 2002, the reserves associated with these reinsurance arrangements totaled $2,009.0 million. To cover products other than life insurance, LNC acquires other insurance coverages with retentions and limits that management believes are appropriate for the circumstances. The accompanying financial statements reflect premiums, benefits and deferred acquisition costs, net of insurance ceded (see Note 5). LNC’s insurance companies remain liable if their reinsurers are unable to meet contractual obligations under applicable reinsurance agreements.

      Certain LNC insurance companies assume insurance from other companies. At December 31, 2002, LNC’s insurance companies provided $80.2 million of statutory surplus relief to other insurance companies under reinsurance transactions. Generally, such amounts are offset by corresponding receivables from the ceding company, which are secured by future profits on the reinsured business. However, LNC’s insurance companies are subject to the risk that the ceding company may become insolvent and the right of offset would not be permitted. LNC’s reinsurance operations were acquired by Swiss Re on December 7, 2001. The transaction structure involved a series of indemnity reinsurance transactions combined with the sale of certain stock companies that comprised LNC’s reinsurance operation. Under the indemnity reinsurance agreements, Swiss Re reinsured certain liabilities and obligations of LNC. Because LNC is not relieved of its legal liability to the ceding companies, the liabilities and obligations associated with the reinsured contracts remain on the balance sheets of LNC with a corresponding reinsurance receivable from Swiss Re.

Letters of Credit

      LNC maintains $450 million in bank agreements to issue standby letters of credit on behalf of subsidiaries of LNC and for the benefit of third parties. These letters of credit support LNL’s reinsurance needs and specific treaties associated with LNC’s reinsurance business, which was acquired by Swiss Re on

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 7, 2001 (see Note 11 for further discussion of this transaction). Letters of credit are primarily used to satisfy the U.S. regulatory requirements of domestic clients of the former Reinsurance segment who have contracted with the Reinsurance subsidiaries not domiciled in the United States. The letter of credit allows the cedents to take credit for reinsured reserves on their statutory balance sheets. At December 31, 2002, there was a total of $223.8 million in outstanding bank letters of credit supporting six separate reinsurance treaties. In exchange for the letters of credit, LNC paid the banks approximately $3.8 million in fees in 2002.

Vulnerability from Concentrations

      At December 31, 2002, LNC did not have a material concentration of financial instruments in a single investee or industry. LNC’s investments in mortgage loans principally involve commercial real estate. At December 31, 2002, 28% of such mortgages, or $1.2 billion, involved properties located in California and Texas. Such investments consist of first mortgage liens on completed income-producing properties and the mortgage outstanding on any individual property does not exceed $38.2 million. Also at December 31, 2002, LNC did not have a concentration of: 1) business transactions with a particular customer or lender; 2) sources of supply of labor or services used in the business or; 3) a market or geographic area in which business is conducted that makes it vulnerable to an event that is at least reasonably possible to occur in the near term and which could cause a severe impact to LNC’s financial position. Although LNC does not have any significant concentration of customers, LNC’s Retirement segment has a long-standing distribution relationship with American Funds Distributors (“AFD”) that is significant to this segment. In 2002, the American Legacy Variable Annuity product line sold through AFD accounted for about 15% of LNC’s total gross annuity deposits. In addition, the American Legacy Variable Annuity product line represents approximately 31% of LNC’s total gross annuity account values at December 31, 2002. Recently, LNC and AFD have agreed to transition the wholesaling of American Legacy to LFD. Currently, AFD uses wholesalers who focus on both American Funds mutual funds as well as the American Legacy Variable Annuity products. Segment management believes that this change to a dedicated team focused on key broker/ dealer relationships developed in conjunction with AFD, should lead to renewed growth in American Legacy Variable Annuity sales.

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

      In 2001, LNL concluded the settlement of all class action lawsuits alleging fraud in the sale of LNL non-variable universal life and participating whole life policies issued between January 1, 1981 and December 31, 1998. Since 2001, LNL has reached settlements with a substantial number of the owners of policies that opted out of the class action settlement. LNL continues to defend a small number of opt out claims and lawsuits. While there is continuing uncertainty about the ultimate costs of settling the remaining opt out cases, it is management’s opinion that established reserves are adequate and future developments will not materially affect the consolidated financial position of LNC.

      LNC and LNL have pursued claims with their liability insurance carriers for reimbursement of certain costs incurred in connection with the class action settlement and the settlement of claims and litigation brought by owners that opted out of the class action settlement. During the fourth quarter of 2002, LNC and LNL settled their claims against three liability carriers on a favorable basis. LNC and LNL continue to pursue similar claims against a fourth liability insurance carrier.

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      For discussion of the resolution of legal proceedings related to LNC’s sale of its former reinsurance business to Swiss Re, refer to the discussion within Note 11, “Acquisitions and Divestitures.”

      State guaranty funds assess insurance companies to cover losses to policyholders of insolvent or rehabilitated companies. Mandatory assessments may be partially recovered through a reduction in future premium taxes in some states. LNC has accrued for expected assessments net of estimated future premium tax deductions.

Guarantees

      LNC has guarantees with off-balance-sheet risks whose contractual amounts represent credit exposure. Guarantees with off-balance sheet risks having contractual values of $22.4 million and $23.9 million were outstanding at December 31, 2002 and 2001, respectively.

      Certain subsidiaries of LNC have invested in real estate partnerships that use industrial revenue bonds to finance their projects. LNC has guaranteed the repayment of principal and interest on these bonds. Certain subsidiaries of LNC are also involved in other real estate partnerships that use conventional mortgage loans. In case of default by the partnerships, LNC has recourse to the underlying real estate.

      In some cases, the terms of these arrangements involve guarantees by each of the partners to indemnify the mortgagor in the event a partner is unable to pay its principal and interest payments. These guarantees expire in 2003 through 2012.

      In addition, certain subsidiaries of LNC have sold commercial mortgage loans through grantor trusts, which issued pass-through certificates. These subsidiaries have agreed to repurchase any mortgage loans which remain delinquent for 90 days at a repurchase price substantially equal to the outstanding principal balance plus accrued interest thereon to the date of repurchase. In case of default by the partnerships, LNC has recourse to the underlying real estate. It is management’s opinion that the value of the properties underlying these commitments is sufficient that in the event of default, the impact would not be material to LNC. These guarantees expire in 2004 through 2009.

Derivative Instruments

      LNC maintains an overall risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate risk, foreign currency risk, equity risk, and credit risk. LNC assesses these risks by continually identifying and monitoring changes in interest rate exposure, foreign currency exposure, equity market exposure, and credit exposure that may adversely impact expected future cash flows and by evaluating hedging opportunities. Derivative instruments that are currently used as part of LNC’s interest rate risk management strategy include interest rate swaps, interest rate caps and swaptions. Derivative instruments that are used as part of LNC’s foreign currency risk management strategy include foreign currency swaps and foreign exchange forwards. Call options on LNC stock are used as part of LNC’s equity market risk management strategy. Call options on the S&P 500 index were used for reinsurance programs and as a result of the acquisition by Swiss Re of LNC’s reinsurance operations in December 2001, this equity market risk management strategy was terminated. LNC also uses credit default swaps as part of its credit risk management strategy.

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

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      LNC has derivative instruments with off-balance-sheet risks whose notional or contract amounts exceed the credit exposure. Outstanding derivative instruments with off-balance-sheet risks, shown in notional or contract amounts along with their carrying value and estimated fair values, are as follows:

	December 31

			Assets (Liabilities)

	Notional or Contract		Carrying	Fair	Carrying	Fair
	Amounts		Value	Value	Value	Value

	2002	2001	2002	2002	2001	2001

	(in millions)
Interest rate derivative instruments:
Interest rate cap agreements	1,276.8	1,258.8	$4.7	$4.7	$0.6	$0.6
Swaptions	180.0	1,752.0	—	—	0.1	0.1
Interest rate swap agreements	701.6	507.6	75.1	75.1	18.1	18.1

Total interest rate derivative instruments	2,158.4	3,518.4	79.8	79.8	18.8	18.8
Foreign currency derivative instruments:
Foreign exchange forward contracts	43.0	67.0	(1.8)	(1.8)	(0.3)	(0.3)
Foreign currency swaps	61.5	94.6	(2.4)	(2.4)	5.8	5.8

Total foreign currency derivative instruments	104.5	161.6	(4.2)	(4.2)	5.5	5.5
Credit derivative instruments:
Credit default swaps	26.0	29.0	0.9	0.9	0.9	0.9
Equity indexed derivative instruments:
Call options (based on LNC Stock)	1.3	1.1	7.4	7.4	20.5	20.5
Embedded derivatives per FAS 133	—	—	2.3	2.3	0.4	0.4

Total derivative instruments*	2,290.2	3,710.1	$86.2	$86.2	$46.1	$46.1

*	Total derivative instruments for 2001 are composed of $46.4 million and $(0.3) million on the consolidated balance sheet in Derivative Instruments and Other Liabilities, respectively.

      A reconciliation of the notional or contract amounts for the significant programs using derivative agreements and contracts is as follows:

	December 31

	Interest Rate Cap				Interest Rate Swap
	Agreements		Swaptions		Agreements

	2002	2001	2002	2001	2002	2001

	(in millions)
Balance at beginning-of-year	1,258.8	1,558.8	1,752.0	1,752.0	507.6	708.2
New contracts	800.0	—	—	—	246.6	172.5
Terminations and maturities	(782.0)	(300.0)	(1,572.0)	—	(52.6)	(373.1)

Balance at end-of-year	1,276.8	1,258.8	180.0	1,752.0	701.6	507.6

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31

			Foreign Exchange		Foreign Currency
	Treasury Locks		Forward Contracts		Swap Agreements

	2002	2001	2002	2001	2002	2001

	(in millions)
Balance at beginning-of-year	—	—	67.0	124.3	94.6	37.5
New contracts	100.0	200.0	138.6	523.1	—	80.9
Terminations and maturities	(100.0)	(200.0)	(162.7)	(578.5)	(33.1)	(23.8)
Foreign exchange adjustment	—	—	0.1	(1.9)	—	—

Balance at end-of-year	—	—	43.0	67.0	61.5	94.6

	December 31

					Call Options
	Credit Default		Call Options		(Based on LNC
	Swaps		(Based on S&P)		Stock)

	2002	2001	2002	2001	2002	2001

	(in millions)
Balance at beginning-of-year	29.0	29.0	—	183.3	1.1	0.6
New contracts	—	—	—	141.9	0.3	0.6
Terminations and maturities	(3.0)	—	—	(325.2)	(0.1)	(0.1)

Balance at end-of-year	26.0	29.0	—	—	1.3	1.1

	December 31

	Total Return
	Swaps

	2002	2001

	(in millions)
Balance at beginning-of-year	—	—
New contracts	—	190.0
Terminations and maturities	—	(190.0)

Balance at end-of-year	—	—

     Accounting for Derivative Instruments and Hedging Activities

      As of December 31, 2002 and 2001, LNC had derivative instruments that were designated and qualified as cash flow hedges and fair value hedges and derivative instruments that were not designated as hedging instruments. LNC also had derivative instruments that were designated as hedges of a portion of its net investment in a foreign operation at December 31, 2002. See Note 1 to the consolidated financial statements for detailed discussion of the accounting treatment for derivative instruments. For the year ended December 31, 2002 and 2001, LNC recognized a net gain of $2.5 million after-tax and a net loss of $6.0 million after-tax, respectively, in net income as a component of realized gains and losses on investments and derivative instruments. These gains (losses) relate to the ineffective portion of cash flow hedges, the change in market value for derivative instruments not designated as hedging instruments, and the gain (loss) on swap terminations. For the year ended December 31, 2002 and 2001, LNC recognized a gain of $6.8 million after-tax and $3.5 million after-tax, respectively, in OCI related to the change in market value on derivative instruments that are designated and qualify as cash flow hedges. In addition, for the year ended December 31, 2001, $3.5 million after-tax was reclassified from unrealized gain (loss) on securities available-for-sale to unrealized gain (loss) on derivative instruments, both in OCI. This reclassification relates to derivative instruments that were marked to market through unrealized gain (loss) on securities available-for-sale prior to the adoption of FAS 133.

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Derivative Instruments Designated in Cash Flow Hedges

      Interest Rate Swap Agreements. LNC uses interest rate swap agreements to hedge its exposure to floating rate bond coupon payments, replicating a fixed rate bond. An interest rate swap is a contractual agreement to exchange payments at one or more times based on the actual or expected price level, performance or value of one or more underlying interest rates. LNC is required to pay the counterparty the stream of variable interest payments based on the coupon payments from the hedged bonds, and in turn, receives a fixed payment from the counterparty, at a predetermined interest rate. The net receipts/payments from these interest rate swaps are recorded in net investment income. Gains (losses) on interest rate swaps hedging interest rate exposure on floating rate bond coupon payments are reclassified from accumulated OCI to net income as bond interest is accrued.

      LNC also uses interest rate swap agreements to hedge its exposure to interest rate fluctuations related to the forecasted purchase of assets for certain investment portfolios. The gains (losses) resulting from the swap agreements are recorded in OCI. The gains (losses) are reclassified from accumulated OCI to earnings over the life of the assets once the assets are purchased. As of December 31, 2002, there were no interest rate swaps hedging forecasted asset purchases.

      Foreign Currency Swaps. LNC uses foreign currency swaps, which are traded over-the-counter, to hedge some of the foreign exchange risk of investments in fixed maturity securities denominated in foreign currencies. A foreign currency swap is a contractual agreement to exchange the currencies of two different countries at a specified rate of exchange in the future. Gains (losses) on foreign currency swaps hedging foreign exchange risk exposure on foreign currency bond coupon payments are reclassified from accumulated OCI to net income as bond interest is accrued. The foreign currency swaps expire in 2003 through 2006.

      Call Options on LNC Stock. LNC uses call options on LNC stock to hedge the expected increase in liabilities arising from stock appreciation rights (“SARs”) granted on LNC stock. Upon option expiration, the payment, if any, is the increase in LNC’s stock price over the strike price of the option applied to the number of contracts. Call options hedging vested SARs are not eligible for hedge accounting and both are marked to market through net income. Call options hedging nonvested SARs are eligible for hedge accounting and are accounted for as cash flow hedges of the forecasted vesting of SAR liabilities. To the extent that the cash flow hedges are effective, changes in the fair value of the call options are recorded in accumulated OCI. Amounts recorded in OCI are reclassified to net income upon vesting of SARs. LNC’s call option positions will be maintained until such time the SARs are either exercised or expire and LNC’s SAR liabilities are extinguished. The SARs expire five years from the date of grant.

      Treasury Lock. LNC used treasury lock agreements to hedge its exposure to variability in future semi-annual interest payments, attributable to changes in the benchmark interest rate, related to the issuance of its 10-year $250 million senior debt in 2001 and its 5-year $250 million senior debt in 2002. A treasury lock is an agreement that allows the holder to lock in a benchmark interest rate, so that if the benchmark interest rate increases, the holder is entitled to receive a payment from the counterparty to the agreement equal to the present value of the difference in the benchmark interest rate at the determination date and the locked-in benchmark interest rate. If the benchmark interest rate decreases, the holder must pay the counterparty to the agreement an amount equal to the present value of the difference in the benchmark interest rate at the determination date and the locked-in benchmark interest rate. The receipt (payment) from the termination of a treasury lock is recorded in OCI and is reclassified from accumulated OCI to interest expense over the coupon-paying period of the related senior debt.

      Total Return Swaps. LNC used total return swaps to hedge its exposure to interest rate and spread risk resulting from the forecasted sale of assets in a securitization of certain LNC mortgage loans in 2001. A total return swap is an agreement that allows the holder to protect itself against loss of value by effectively transferring the economic risk of asset ownership to the counterparty. The holder pays (receives) the total

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

return equal to interest plus capital gains or losses on a referenced asset and receives a floating rate of interest. As of December 31, 2002, LNC did not have any open total return swaps.

      Gains and losses on derivative contracts are reclassified from accumulated OCI to current period earnings. As of December 31, 2002, $13.6 million of the deferred net gains on derivative instruments accumulated in OCI are expected to be reclassified as earnings during the next twelve months. The amount reclassed from OCI to earnings for derivative instruments was $15.9 million and $9.7 million for the year ended December 31, 2002 and 2001, respectively. This reclassification is primarily due to the receipt of interest payments associated with variable rate securities and forecasted purchases, payment of interest on LNC’s senior debt, the receipt of interest payments associated with foreign currency securities, and the periodic vesting of SARs.

Derivative Instruments Designated in Fair Value Hedges

      Interest Rate Swap Agreements. LNC uses interest rate swap agreements to hedge the risk of paying a higher fixed rate interest on company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely junior subordinated debentures and on senior debt than would be paid on long-term debt based on current interest rates in the marketplace. LNC is required to pay the counterparty a stream of variable interest payments based on the referenced index, and in turn, receives a fixed payment from the counterparty, at a predetermined interest rate. The net receipts/payments from these interest rate swaps are recorded as an adjustment to the interest expense related to the debt being hedged. The changes in fair value of the interest rate swap are reported in the consolidated statement of income in the period of change along with the offsetting changes in fair value of the debt being hedged.

Derivative Instruments Designated in Net Investment in a Foreign Operation

      Foreign Currency Forward Contract. LNC uses foreign currency forward contracts to hedge a portion of its net investment in its foreign subsidiary, Lincoln National (UK) PLC. The foreign currency forward contracts obligate LNC to deliver a specified amount of currency at a future date at a specified exchange rate. All gains or losses on the foreign currency forward contracts are recorded in OCI and remain in accumulated OCI until such time that Lincoln National (UK) PLC is sold or liquidated. The foreign currency forward contracts outstanding at December 31, 2002 terminate in 2003.

All Other Derivative Instruments

      LNC uses various other derivative instruments for risk management purposes that either do not qualify for hedge accounting treatment or have not currently been qualified by LNC for hedge accounting treatment. The gain or loss related to the change in market value for these derivative instruments is recognized in current income during the period of change (reported as realized gain (loss) on investments in the consolidated statements of income except where otherwise noted below).

      Interest Rate Cap Agreements. The interest rate cap agreements, which expire in 2003 through 2007, entitle LNC to receive quarterly payments from the counterparties on specified future reset dates, contingent on future interest rates. For each cap, the amount of such quarterly payments, if any, is determined by the excess of a market interest rate over a specified cap rate multiplied by the notional amount divided by four. The purpose of LNC’s interest rate cap agreement program is to provide a level of protection for its annuity line of business from the effect of rising interest rates. The interest rate cap agreements provide an economic hedge of the annuity line of business. However, the interest rate cap agreements are not linked to assets and liabilities on the balance sheet that meet the significantly increased level of specificity required under FAS 133. Therefore, the interest rate cap agreements do not qualify for hedge accounting under FAS 133.

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Swaptions. Swaptions, which expire in 2003, entitle LNC to receive settlement payments from the counterparties on specified expiration dates, contingent on future interest rates. For each swaption, the amount of such settlement payments, if any, is determined by the present value of the difference between the fixed rate on a market rate swap and the strike rate multiplied by the notional amount. The purpose of LNC’s swaption program is to provide a level of protection for its annuity line of business from the effect of rising interest rates. The swaptions provide an economic hedge of the annuity line of business. However, the swaptions are not linked to specific assets and liabilities on the balance sheet that meet the significantly increased level of specificity required under FAS 133. Therefore, the swaptions do not qualify for hedge accounting under FAS 133.

      Foreign Exchange Forwards. LNC’s foreign affiliate, Lincoln UK, used foreign exchange forward contracts, which are traded over-the-counter, to hedge short-term debt issuance in currencies other than the British Pound until Lincoln UK terminated their commercial paper program in the second quarter of 2002. The foreign currency forward contracts obligate LNC to deliver a specified amount of currency at a future date at a specified exchange rate. The foreign exchange forward contracts were marked to market through interest and debt expense within the income statement.

      Credit Default Swaps. LNC uses credit default swaps which expire in 2003 through 2006 to hedge against a drop in bond prices due to credit concerns of certain bond issuers. A credit swap allows LNC to put the bond back to the counterparty at par upon a credit event by the bond issuer. A credit event is defined as bankruptcy, failure to pay, or obligation acceleration. LNC has not currently qualified credit default swaps for hedge accounting under FAS 133 as amounts are insignificant.

      Call Options on S&P 500 Index. Prior to Swiss Re’s acquisition of LNC’s reinsurance operation in December 2001, LNC used S&P 500 index call options to offset the increase in its liabilities resulting from certain reinsurance agreements which guaranteed payment of the appreciation of the S&P 500 index on certain underlying annuity products. The call options provided LNC with settlement payments from the counterparties on specified expiration dates. The payment, if any, was the percentage increase in the index, over the strike price defined in the contract, applied to the notional amount. The S&P 500 call options provided an economic hedge of the reinsurance liabilities, but the hedging relationship was not eligible for hedge accounting treatment under FAS 133.

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

      LNC has used certain other derivative instruments in the past for hedging purposes. Although other derivative instruments may have been used in the past, any derivative type that was not outstanding from January 1, 2001 through December 31, 2002 is not discussed in this disclosure. Other derivative instruments LNC has used include spread-lock agreements, financial futures and put options. At December 31, 2002, there are no outstanding positions in these derivative instruments.

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Additional Derivative Information. Income and (expenses) for the agreements and contracts described above amounted to $23.0 million, $3.5 million and $(7.3) million in 2002, 2001 and 2000, respectively. The increase in income for 2002 was primarily because of payments received on interest rate swaps. The increase in 2001 was primarily because under FAS 133 premiums for caps and swaptions are no longer amortized.

      LNC is exposed to credit loss in the event of nonperformance by counterparties on various derivative contracts. However, LNC does not anticipate nonperformance by any of the counterparties. The credit risk associated with such agreements is minimized by purchasing such agreements from financial institutions with long-standing, superior performance records. The amount of such exposure is essentially the net replacement cost or market value less collateral held for such agreements with each counterparty if the net market value is in LNC’s favor. At December 31, 2002, the exposure was $85.8 million.

8.     Fair Value of Financial Instruments

      The following discussion outlines the methodologies and assumptions used to determine the estimated fair value of LNC’s financial instruments. Considerable judgment is required to develop these fair values. Accordingly, the estimates shown are not necessarily indicative of the amounts that would be realized in a one-time, current market exchange of all of LNC’s financial instruments.

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

      Mortgage Loans on Real Estate. The estimated fair value of mortgage loans on real estate was established using a discounted cash flow method based on credit rating, maturity and future income. The ratings for mortgages in good standing are based on property type, location, market conditions, occupancy, debt service coverage, loan to value, caliber of tenancy, borrower and payment record. Fair values for impaired mortgage loans are based on: 1) the present value of expected future cash flows discounted at the loan’s effective interest rate; 2) the loan’s market price or; 3) the fair value of the collateral if the loan is collateral dependent.

      Policy Loans. The estimated fair value of investments in policy loans was calculated on a composite discounted cash flow basis using Treasury interest rates consistent with the maturity durations assumed. These durations were based on historical experience.

      Derivative Instruments. LNC employs several different methods for determining the fair value of its derivative instruments. Fair values for these contracts are based on current settlement values. These values are based on: 1) quoted market prices for foreign currency exchange contracts and financial futures contracts; 2) industry standard models that are commercially available for interest rate cap agreements, swaptions, spread-lock agreements, interest rate swaps, commodity swaps, credit default swaps, total return swaps and put options; 3) Monte Carlo techniques for the equity call options on LNC stock. These techniques project cash flows of the derivatives using current and implied future market conditions. The cash flows are then present valued to arrive at the derivatives’ current fair market values; and 4) Black-Scholes pricing methodology for standard European equity call options.

      Other Investments, and Cash and Invested Cash. The carrying value for assets classified as other investments, and cash and invested cash in the accompanying balance sheets approximates their fair value. Other investments include limited partnership investments which are accounted for using the equity method of accounting.

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Investment Type Insurance Contracts. The balance sheet captions, “Insurance Policy and Claims Reserves” and “Contractholder Funds,” include investment type insurance contracts (i.e. deposit contracts and certain guaranteed interest contracts). The fair values for the deposit contracts and certain guaranteed interest contracts are based on their approximate surrender values. The fair values for the remaining guaranteed interest and similar contracts are estimated using discounted cash flow calculations. These calculations are based on interest rates currently offered on similar contracts with maturities that are consistent with those remaining for the contracts being valued.

      The remainder of the balance sheet captions, “Insurance Policy and Claims Reserves” and “Contractholder Funds” that do not fit the definition of “investment type insurance contracts” are considered insurance contracts. Fair value disclosures are not required for these insurance contracts and have not been determined by LNC. It is LNC’s position that the disclosure of the fair value of these insurance contracts is important because readers of these financial statements could draw inappropriate conclusions about LNC’s shareholders’ equity determined on a fair value basis. It could be misleading if only the fair value of assets and liabilities defined as financial instruments are disclosed. LNC and other companies in the insurance industry are monitoring the related actions of the various rule-making bodies and attempting to determine an appropriate methodology for estimating and disclosing the “fair value” of their insurance contract liabilities.

      Short-term and Long-term Debt. Fair values for long-term debt issues are based on quoted market prices or estimated using discounted cash flow analysis based on LNC’s current incremental borrowing rate for similar types of borrowing arrangements where quoted prices are not available. For short-term debt, the carrying value approximates fair value.

      Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Solely Junior Subordinated Debentures. Fair values for company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely junior subordinated debentures are based on quoted market prices.

      Guarantees. LNC’s guarantees include guarantees related to industrial revenue bonds, real estate partnerships and mortgage loan pass-through certificates. Based on historical performance where repurchases have been negligible and the current status of the debt, none of the loans are delinquent and the fair value liability for the guarantees related to the industrial revenue bonds, real estate partnerships and mortgage loan pass-through certificates is insignificant.

      Investment Commitments. Fair values for commitments to make investments in fixed maturity securities (primarily private placements), mortgage loans on real estate and real estate are based on the difference between the value of the committed investments as of the date of the accompanying balance sheets and the commitment date. These estimates take into account changes in interest rates, the counterparties’ credit standing and the remaining terms of the commitments.

      Separate Accounts. Assets held in separate accounts are reported in the accompanying consolidated balance sheets at fair value. The related liabilities are also reported at fair value in amounts equal to the separate account assets.

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The carrying values and estimated fair values of LNC’s financial instruments are as follows:

	December 31

	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	2002	2002	2001	2001

	(in millions)
Assets (liabilities):
Fixed maturities securities	$32,767.5	$32,767.5	$28,345.7	$28,345.7
Equity securities	337.2	337.2	470.5	470.5
Mortgage loans on real estate	4,205.5	4,678.8	4,535.6	4,691.0
Policy loans	1,945.6	2,117.3	1,939.7	2,098.1
Derivatives Instruments*	86.2	86.2	46.1 *	46.1 *
Other investments	378.1	378.1	507.4	507.4
Cash and invested cash	1,690.5	1,690.5	3,095.5	3,095.5
Investment type insurance contracts:
Deposit contracts and certain guaranteed interest contracts	(20,016.7)	(20,250.1)	(18,142.7)	(18,183.5)
Remaining guaranteed interest and similar contracts	(120.5)	(128.2)	(205.2)	(202.6)
Short-term debt	(153.0)	(153.0)	(350.2)	(350.2)
Long-term debt	(1,119.2)	(1,186.7)	(861.7)	(870.5)
Company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely junior subordinated debentures	(392.7)	(387.9)	(474.7)	(478.3)
Guarantees	(0.4)	—	(0.3)	—
Investment commitments	—	0.9	—	(5.3)

*	Total derivative instruments for 2001 are composed of $46.4 million and $(0.3) million on the consolidated balance sheet in Derivative Instruments and Other Liabilities, respectively.

      As of December 31, 2002 and 2001, the carrying value of the deposit contracts and certain guaranteed contracts is net of deferred acquisition costs of $486.0 million and $338.9 million, respectively, excluding adjustments for deferred acquisition costs applicable to changes in fair value of securities. The carrying values of these contracts are stated net of deferred acquisition costs so that they are comparable with the fair value basis.

9.     Segment Information

      LNC has four business segments: Lincoln Retirement (formerly known as the Annuities segment), Life Insurance, Investment Management and Lincoln UK. Prior to the fourth quarter of 2001, LNC had a Reinsurance segment. LNC’s reinsurance business was acquired by Swiss Re in December 2001. As the majority of the business acquired by Swiss Re was via indemnity reinsurance agreements, LNC is not relieved of its legal liability to the ceding companies for this business. This means that the liabilities and obligations associated with the reinsured contracts remain on the balance sheets of LNC with a corresponding reinsurance receivable from Swiss Re. In addition, the gain resulting from the indemnity reinsurance portion of the transaction was deferred and is being amortized into earnings at the rate that earnings on the reinsured business are expected to emerge over a period of 15 years. The ongoing management of the indemnity reinsurance contracts and the reporting of the deferred gain is within LNC’s Other Operations. Given the lengthy period of time over which LNC will continue to amortize the deferred gain, and the fact that related assets and liabilities will continue to be reported on LNC’s financial statements, the historical results for the

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reinsurance segment prior to the close of the transaction with Swiss Re are not reflected in discontinued operations, but as a separate line in Other Operations. The results for 2001 related to the former Reinsurance segment are for the eleven months ended November 30, 2001.

      The Lincoln Retirement segment, headquartered in Fort Wayne, Indiana, provides tax-deferred investment growth and lifetime income opportunities for its clients through the manufacture and sale of fixed and variable annuities. Through a broad-based distribution network, Lincoln Retirement provides an array of annuity products to individuals and employer-sponsored groups in all 50 states of the United States. Lincoln Retirement distributes some of its products through LNC’s wholesaling unit, Lincoln Financial Distributors (“LFD”), as well as LNC’s retail unit, Lincoln Financial Advisors (“LFA”). In addition, group fixed and variable annuity products and the Alliance program are distributed to the employer-sponsored retirement market through Lincoln Retirement’s Fringe Benefit Division dedicated sales force.

      The Life Insurance segment, headquartered in Hartford, Connecticut, focuses on the creation and protection of wealth for its clients through the manufacture and sale of life insurance products throughout the United States. The Life Insurance segment offers universal life, variable universal life, interest-sensitive whole life, term life and corporate owned life insurance. The segment also offers linked-benefit life insurance (a universal life product with a long-term care benefit). A majority of the Life Insurance segment’s products are currently distributed through LFD and LFA. In the third quarter 2002, the Life Insurance segment entered into a marketing agreement to distribute life insurance products through the M Financial Group, a well-respected and successful nationwide organization of independent firms serving the needs of affluent individuals and corporations.

      The Investment Management segment, headquartered in Philadelphia, Pennsylvania, offers a variety of asset management services to retail and institutional clients throughout the United States and certain foreign countries. Its product offerings include mutual funds and managed accounts. It also provides investment management and account administration services for variable annuity products, and 401(k) plans, “529” college savings plans, pension, endowment, trust, and other institutional accounts. Retail products are primarily marketed by LFD through financial intermediaries including LFA. Institutional products, including large case 401(k) plans, are marketed by a separate sales force within Delaware working closely with manager selection consultants.

      Lincoln UK is headquartered in Barnwood, Gloucester, England, and is licensed to do business throughout the United Kingdom (“UK”). Although Lincoln UK transferred its sales force to Inter-Alliance Group PLC in the third quarter of 2000, it continues to manage, administer and accept new deposits on its current block of business and, as required by UK regulation, accept new business for certain products. Lincoln UK’s product portfolio principally consists of unit-linked life and pension products, which are similar to U.S. produced variable life and annuity products.

      LNC reports operations not directly related to the business segments and unallocated corporate items (i.e., corporate investment income, interest expense on corporate debt, unallocated overhead expenses, and the operations of LFA and LFD) in “Other Operations”. As noted above, the financial results of the former Reinsurance segment were moved to Other Operations upon the close of the transaction with Swiss Re in December 2001.

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Financial data by segment for 2000 through 2002 is as follows:

	Year Ended December 31

	2002	2001	2000

	(in millions)
Revenue, Excluding Net Investment Income and Realized Gain (Loss) on Investments and Derivative Instruments and Sale of Subsidiaries:
Lincoln Retirement	$551.6	$663.1	$745.4
Life Insurance	982.6	987.3	964.9
Investment Management(1)	354.2	383.8	436.5
Lincoln UK	213.2	213.4	360.3
Other Operations	405.1	1,741.8	1,843.6
Consolidating adjustments	(199.8)	(189.4)	(222.4)

Total	$2,306.9	$3,800.0	$4,128.3
Net Investment Income:
Lincoln Retirement	$1,433.9	$1,370.0	$1,393.5
Life Insurance	899.1	910.2	871.5
Investment Management	50.5	53.6	57.7
Lincoln UK	62.1	64.8	70.3
Other Operations	168.7	292.1	332.9
Consolidating adjustments	(6.0)	(11.1)	21.2

Total	$2,608.3	$2,679.6	$2,747.1
Realized Gain (Loss) on Investments and Derivative Instruments and Sale of Subsidiaries:
Lincoln Retirement	$(197.8)	$(64.8)	$(5.2)
Life Insurance	(96.7)	(56.9)	(17.4)
Investment Management	(5.4)	(3.7)	(3.9)
Lincoln UK	1.9	12.4	3.2
Other Operations	15.1	9.8	(5.0)
Consolidating adjustments	3.2	1.6	—

Total	$(279.7)	$(101.6)	$(28.3)
Income (Loss) before Federal Income Taxes and Cumulative Effect of Accounting Changes:
Lincoln Retirement	$0.8	$312.8	$438.0
Life Insurance	298.7	369.8	392.7
Investment Management	31.4	19.1	58.2
Lincoln UK	36.9	61.6	(23.7)
Other Operations	(369.4)	(0.8)	(28.9)
Consolidating adjustments	3.2	1.6	—

Total	$1.6	$764.1	$836.3

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31

	2002	2001	2000

	(in millions)
Income Tax Expense (Benefit):
Lincoln Retirement	$(57.0)	$36.3	$79.4
Life Insurance	89.7	131.2	143.4
Investment Management	5.8	7.2	21.2
Lincoln UK	(3.1)	(7.3)	(10.5)
Other Operations	(126.5)	(9.7)	(18.6)
Consolidating adjustments	1.1	0.6	—

Total	$(90.0)	$158.3	$214.9
Cumulative Effect of Accounting Changes:
Lincoln Retirement	—	$(7.3)	—
Life Insurance	—	(5.5)	—
Investment Management	—	(0.1)	—
Lincoln UK	—	—	—
Other Operations	—	(2.7)	—
Consolidating adjustments	—	—	—

Total	—	$(15.6)	—
Net Income (Loss):
Lincoln Retirement	$57.8	$269.2	$358.6
Life Insurance	209.0	233.1	249.3
Investment Management	25.6	11.8	37.0
Lincoln UK	40.0	68.9	(13.2)
Other Operations (includes consolidating adjustments)	(242.9)	6.1	(10.3)
Consolidating adjustments	2.1	1.1	—

Total	$91.6	$590.2	$621.4

	December 31

	2002	2001	2000

	(in millions)
Assets:
Lincoln Retirement	$52,896.4	$56,888.2	$60,267.1
Life Insurance	19,591.6	18,409.7	17,939.1
Investment Management	1,461.4	1,460.5	1,439.0
Lincoln UK	7,327.1	7,788.8	8,763.7
Other Operations	13,951.5	15,582.7	13,495.1
Consolidating adjustments	(2,094.6)	(2,128.6)	(2,059.9)

Total	$93,133.4	$98,001.3	$99,844.1

(1)	Revenues for the Investment Management segment include inter-segment revenues for asset management services provided to the other segments of LNC. These inter-segment revenues totaled $83.8 million, $87.5 million and $88.9 million for 2002, 2001 and 2000, respectively.

      During 2000, management initiated a plan to change the operational and management reporting structure of LNC’s wholesale distribution organization. Beginning with the quarter ended March 31, 2001, LFD, the wholesaling arm of LNC’s distribution network, was reported within Other Operations. Previously, LNC’s wholesaling efforts were conducted separately within the Lincoln Retirement, Life Insurance and Investment

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Management segments. Earlier periods were restated to aid comparability of segment reporting between periods.

      Also, in the fourth quarter of 2000, a decision was made to change the management reporting and operational responsibilities for First Penn-Pacific’s Schaumburg, Illinois annuities business. Beginning with the quarter ended March 31, 2001, the financial reporting for First Penn-Pacific’s annuities business was included in the Lincoln Retirement segment. This business was previously managed and reported in the Life Insurance segment. Earlier periods were restated to aid the comparability of segment reporting between periods.

      Prior to 2001, the management of general account investments performed by the Investment Management segment for LNC’s U.S. based insurance operations was generally priced on an “at cost” basis. Effective January 1, 2001, substantially all of these internal investment management services were priced on an arms-length “profit” basis. Under this new internal pricing standard, the Investment Management segment receives approximately 18.5 basis points on certain assets under management. The change in pricing of internal investment management services impacted segment reporting results for the Lincoln Retirement, Life Insurance, Reinsurance and Investment Management segments, along with Other Operations. Earlier periods were restated to aid the comparability of segment reporting between periods.

      Most of LNC’s foreign operations are conducted by Lincoln UK, a UK company. The data for this company is shown above under the Lincoln UK segment heading. In addition, the Investment Management segment has non-U.S. operations. Foreign intracompany revenues are not significant. Financial data for Lincoln UK and the other non-U.S. units* is as follows:

	Year Ended December 31

	2002	2001	2000

	(in millions)
Revenue	$326.8	$392.8	$532.0
Net Income (Loss) before Federal Income Taxes	50.2	111.9	(7.1)
Income Tax Expense (Benefit)	(23.8)	9.5	(10.2)

Net Income (Loss)	$74.0	$102.4	$3.1

Assets (at end of year)	$7,394.1	$7,889.7	$8,896.8

*	The financial data for other non-U.S. units includes the activity of several former reinsurance subsidiaries for the year ended December 31, 2000 and for the eleven months ended November 30, 2001. These entities were sold to Swiss Re in December 2001.

10.	Shareholders’ Equity

      LNC’s common and series A preferred stock is without par value.

      All of the issued and outstanding series A preferred stock is $3 cumulative convertible and is convertible at any time into shares of common stock. The conversion rate is sixteen shares of common stock for each share of series A preferred stock, subject to adjustment for certain events. The series A preferred stock is redeemable at the option of LNC at $80 per share plus accrued and unpaid dividends. Outstanding series A preferred stock has full voting rights, subject to adjustment if LNC is in default as to the payment of dividends. If LNC is liquidated or dissolved, holders of series A preferred stock will be entitled to payments of $80 per share. The difference between the aggregate preference on liquidation value and the financial statement balance for the series A preferred stock was $0.9 million at December 31, 2002.

      LNC has outstanding one common share purchase (“Right”) on each outstanding share of LNC’s common stock. A Right will also be issued with each share of LNC’s common stock that is issued before the

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Rights become exercisable or expire. If a person or group announces an offer that would result in beneficial ownership of 15% or more of LNC’s common stock, the Rights will become exercisable and each Right will entitle its holder to purchase one share of LNC’s common stock for $100. Upon the acquisition of 15% or more of LNC’s common stock, each holder of a Right (other than the person acquiring the 15% or more) will have the right to acquire the number of shares of LNC common stock that have a market value of two times the exercise price of the Right. If LNC is acquired in a business combination transaction in which LNC does not survive, each holder of a Right (other than the acquiring person) will have the right to acquire common stock of the acquiring person having a market value of two times the exercise price of the Right. LNC can redeem each Right for one cent at any time prior to the tenth day after a person or group has acquired 15% or more of LNC’s common stock. The Rights expire on November 14, 2006. As of December 31, 2002, there were 177,307,999 Rights outstanding.

      During 2002, 2001 and 2000, LNC purchased and retired 12,088,100; 11,278,022 and 6,222,581 shares, respectively, of its common stock at a total cost of $474.5 million, $503.7 million and $210.0 million, respectively. The common stock account was reduced for these purchases in proportion to the percentage of shares acquired. The remainder of the purchase price was charged to retained earnings.

      Per share amounts for net income are shown on the income statement using 1) an earnings per common share basic calculation and 2) an earnings per common share-assuming dilution calculation. A reconciliation of the factors used in the two calculations are as follows:

	Year Ended December 31

	2002	2001	2000

Numerator: [millions]
Income before cumulative effect of accounting changes as used in basic calculation	$91.5	$605.6	$621.3
Cumulative effect of accounting changes as used in basic calculation	—	(15.5)	—

	91.5	590.1	621.3
Dividends on convertible preferred stock	0.1	0.1	0.1

	$91.6	$590.2	$621.4

Denominator: [number of shares]
Weighted-average shares, as used in basic calculation	182,664,850	188,624,613	191,257,414
Shares to cover conversion of preferred stock	336,734	389,024	438,391
Shares to cover non-vested stock	70,697	31,160	10,673
Average stock options outstanding during the period	11,895,565	16,624,905	13,652,143
Assumed acquisition of shares with assumed proceeds and benefits from exercising stock options (at average market price for the year)	(10,230,937)	(13,163,012)	(11,102,355)
Average deferred compensation shares	859,402	796,575	664,551

Weighted-average shares, as used in diluted calculation	185,596,311	193,303,265	194,920,817

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

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock for measuring the investment return attributable to their deferral amounts will be paid out in LNC stock. The obligation to satisfy these deferred compensation plan liabilities is dilutive and is shown in the table above.

      Details underlying the balance sheet caption “Net Unrealized Gain (Loss) on Securities Available-for-sale,” are as follows:

	December 31

	2002	2001

	(in millions)
Fair value of securities available-for-sale	$33,104.7	$28,816.2
Cost of securities available-for-sale	31,437.6	28,400.4

Unrealized gain	1,667.1	415.8
Adjustments to deferred acquisition costs	(418.4)	(83.1)
Amounts required to satisfy policyholder commitments	(76.4)	(38.8)
Foreign currency exchange rate adjustment	9.8	—
Deferred income credits (taxes)	(428.8)	(98.2)

Net unrealized gain (loss) on securities available-for-sale	$753.3	$195.7

      Adjustments to deferred acquisition costs and amounts required to satisfy policyholder commitments are netted against the Deferred Acquisition Costs asset line and included within the Insurance Policy and Claim Reserves line on the balance sheet, respectively.

      Details underlying the change in “Net Unrealized Gain (Loss) on Securities Available-for-Sale, Net of Reclassification Adjustment” shown on the Consolidated Statements of Shareholder’s Equity are as follows:

	Year Ended December 31

	2002	2001	2000

Unrealized gains on securities available-for-sale arising during the year	$802.2	$345.4	$317.4
Less: reclassification adjustment for gains (losses) included in net income(1)	(72.1)	43.8	(60.9)
Less: Federal income tax expense (benefit)	316.7	117.9	(99.4)

Net unrealized gain (loss) on securities available-for-sale, net of reclassification and Federal income tax expense (benefit)	$557.6	$183.7	$477.7

(1)	The reclassification adjustment for gains (losses) does not include the impact of associated adjustments to deferred acquisition costs and amounts required to satisfy policyholder commitments.

      The “Net Unrealized Gain (Loss) on Derivative Instruments” component of other comprehensive income shown on the Consolidated Statements of Shareholders’ Equity is net of Federal income tax expense of $1.2 million and $12.6 million ($9.5 million of the tax expense relates to the transition adjustment recorded in the first quarter of 2001 for the adoption of FAS 133) for 2002 and 2001, respectively, and net of adjustments to deferred amortization costs of $1.6 million and $23.8 million ($18.3 million relates to the transition adjustment recorded for the adoption of FAS 133) for 2002 and 2001, respectively.

      The “Foreign Currency Translation” component of other comprehensive income shown on the Consolidated Statements of Shareholders’ Equity is net of Federal income tax expense (benefit) of $31.7 million, $(16.1) million and $(4.4) million for 2002, 2001 and 2000, respectively.

11.     Acquisitions and Divestitures

      On August 30, 2002, LNC acquired The Administrative Management Group, Inc. (“AMG”), an employee benefits record keeping firm for $21.6 million in cash. Contingent payments up to an additional

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$14 million will be paid over a period of 4 years (2003-2006) if certain criteria are met. Any such contingent payments will be expensed as incurred. AMG, a strategic partner of LNC’s Retirement segment for several years, provides record keeping services for the Lincoln Alliance Program along with approximately 400 other clients nationwide. As of December 31, 2002, the application of purchase accounting to this acquisition resulted in goodwill of $20.2 million.

      On December 7, 2001, Swiss Re acquired LNC’s reinsurance operation for $2.0 billion. In addition, LNC retained the capital supporting the reinsurance operation. After giving effect to the increased levels of capital needed within the Life Insurance and Lincoln Retirement segments that result from the change in the ongoing mix of business under LNC’s internal capital allocation models, the disposition of LNC’s reinsurance operation freed-up approximately $100 million of retained capital.

      The transaction structure involved a series of indemnity reinsurance transactions combined with the sale of certain stock companies that comprised LNC’s reinsurance operation. At the time of closing, an immediate gain of $15.0 million after-tax was recognized on the sale of the stock companies. A gain of $723.1 million after-tax ($1.1 billion pre-tax) relating to the indemnity reinsurance agreements was reported at the time of closing. This gain was recorded as a deferred gain on LNC’s consolidated balance sheet, in accordance with the requirements of FAS 113, and is being amortized into earnings at the rate that earnings on the reinsured business are expected to emerge, over a period of 15 years.

      Effective with the closing of the transaction, the former Reinsurance segment’s historical results were moved into “Other Operations.” During December 2001 LNC recognized in Other Operations $5.0 million ($7.9 million pre-tax) of deferred gain amortization. In addition, in December 2001, LNC recognized $7.9 million ($12.5 million pre-tax) of accelerated deferred gain amortization relating to the fact that certain Canadian indemnity reinsurance contracts were novated after the sale, but prior to December 31, 2001.

      On October 29, 2002 LNC and Swiss Re settled disputed matters totaling about $770 million that had arisen in connection with the final closing balance sheets associated with Swiss Re’s acquisition of LNC’s reinsurance operations. The settlement provided for a payment by LNC of $195 million to Swiss Re, which was recorded by LNC as a reduction in deferred gain. As a result of additional information made available to LNC following the settlement with Swiss Re in the fourth quarter of 2002, LNC recorded a further reduction in the deferred gain of $51.6 million after-tax ($79.4 million pre-tax), as well as a $9.4 million after-tax ($8.3 million pre-tax) reduction in the gain on the sale of subsidiaries.

      As part of the dispute settlement, LNC also paid $100 million to Swiss Re in satisfaction of LNC’s $100 million indemnification obligation with respect to personal accident business. As a result of this payment, LNC has no further underwriting risk with respect to the reinsurance business sold. However, because LNC has not been relieved of its legal liabilities to the underlying ceding companies with respect to the portion of the business reinsured by Swiss Re, under FAS 113 the reserves for the underlying reinsurance contracts as well as a corresponding reinsurance recoverable from Swiss Re will continue to be carried on LNC’s balance sheet during the run-off period of the underlying reinsurance business. This is particularly relevant in the case of the exited personal accident and disability income reinsurance lines of business where the underlying reserves are based upon various estimates that are subject to considerable uncertainty.

      As a result of developments and information obtained during 2002 relating to personal accident and disability income matters, LNC increased these exited business reserves by $198.5 million after-tax ($305.4 million pre-tax). After giving effect to LNC’s $100 million indemnification obligation, LNC recorded a $133.5 after-tax ($205.4 million pre-tax) increase in reinsurance recoverable from Swiss Re with a corresponding increase in the deferred gain.

      The combined effects of the 2002 settlement of disputed matters and exited business reserve increases reduced the $723.1 million after-tax ($1.1 billion pre-tax) deferred gain reported at closing by $44.9 million after-tax ($69 million pre-tax). During 2002, LNC amortized $47 million after-tax ($72.4 million pre-tax) of

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the deferred gain. An additional $1.3 million after-tax ($2 million pre-tax) of deferred gain was recognized, due to a novation of certain Canadian business during 2002.

      Also during 2002, LNC exercised a contractual right to “put” its interest in a subsidiary company containing LNC’s disability income reinsurance business to Swiss Re for $10 million. The $10 million sale price was approximately equal to LNC’s book basis in the subsidiary.

      Through December 31, 2002, of the original $2 billion in proceeds received by LNC, approximately $0.56 billion was paid for taxes and deal expenses and approximately $1.0 billion was used to repurchase stock, reduce debt, and support holding company cash flow needs. LNC also paid $195 million to Swiss Re to settle the closing balance sheet disputed matters and $100 million to satisfy LNC’s personal accident business indemnification obligations. The remaining proceeds have been dedicated to the ongoing capital needs of The Lincoln National Life Insurance Company.

      Because of ongoing uncertainty related to personal accident and disability income businesses, the reserves related to these exited business lines carried on LNC’s balance sheet at December 31, 2002 may ultimately prove to be either excessive or deficient. For instance, in the event that future developments indicate that these reserves should be increased, under FAS 113 LNC would record a current period non-cash charge to record the increase in reserves. Because Swiss Re is responsible for paying the underlying claims to the ceding companies, LNC would record a corresponding increase in reinsurance recoverable from Swiss Re. However, FAS 113 does not permit LNC to take the full benefit in earnings for the recording of the increase in the reinsurance recoverable in the period of the change. Rather, LNC would increase the deferred gain recognized upon the closing of the indemnity reinsurance transaction with Swiss Re and would report a cumulative amortization “catch-up” adjustment to the deferred gain balance as increased earnings recognized in the period of change. Any amount of additional increase to the deferred gain above the cumulative amortization “catch-up” adjustment must continue to be deferred and will be amortized into income in future periods over the remaining period of expected run-off of the underlying business. No cash would be transferred between LNC and Swiss Re as a result of these developments.

      Accordingly, even though LNC has no continuing underwriting risk, and no cash would be transferred between LNC and Swiss Re, in the event that future developments indicate LNC’s December 31, 2002 personal accident or disability income reserves are deficient or redundant, FAS 113 requires LNC to adjust earnings in the period of change, with only a partial offset to earnings for the cumulative deferred gain amortization adjustment in the period of change. The remaining amount of increased gain would be amortized into earnings over the remaining run-off period of the underlying business.

      As noted above, effective with the closing of the transaction, the Reinsurance segment’s results for the eleven months ended November 30, 2001 and the year ended December 31, 2000 were moved into “Other Operations.”

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Earnings from LNC’s reinsurance operations were as follows:

	Year Ended December 31

	Eleven Months Ended	Year Ended
	November 30, 2001	December 31, 2000

	(in millions)
Revenue	$1,681.3	$1,769.3
Benefits and Expenses	1,505.3	1,592.2

Income before Federal Income Taxes and Cumulative Effect of Accounting Changes	176.0	177.1
Federal Income Taxes	59.0	54.8

Income before Cumulative Effect of Accounting Changes	117.0	122.3
Cumulative Effect of Accounting Changes (after-tax)	(2.4)	—

Net Income	$114.6	$122.3

12.     Restructuring Charges

      During 1998, LNC implemented a restructuring plan relating to the integration of existing life and annuity operations with the new business operations acquired from CIGNA, and a second restructuring plan related to downsizing LNC’s corporate center operations. The aggregate charges associated with these two unrelated restructuring plans totaled $34.3 million after-tax ($52.8 million pre-tax) and were included in Underwriting, Acquisition, Insurance and Other Expenses on the Consolidated Statement of Income for the year ended December 31, 1998. These aggregate pre-tax costs include $19.6 million for employee severance and termination benefits, $9.9 million for asset impairments and $23.3 million for costs relating to exiting business activities. The CIGNA restructuring plan was completed in the first quarter of 2000. During the fourth quarter of 2000, $0.5 million (pre-tax) of the original charge to downsize LNC’s corporate center operations was reversed. This plan was completed in the third quarter of 2002 due to the termination of the lease which resulted from LNC’s purchase and ultimate sale of the abandoned building. The remaining $0.2 million related to the terminated lease was reversed as a reduction in restructuring costs during the third quarter of 2002. Total pre-tax costs of $56.2 million were expended or written-off under these restructuring plans.

      In 1999, LNC implemented three different restructuring plans relating to 1) the downsizing and consolidation of the operations of Lynch & Mayer, Inc. (“Lynch & Mayer”); 2) the discontinuance of HMO excess-of-loss reinsurance programs; and 3) the streamlining of Lincoln UK’s operations. The aggregate charges associated with these three unrelated restructuring plans totaled $21.8 million after-tax ($31.8 million pre-tax) and were included in Underwriting, Acquisition, Insurance and Other Expenses on the Consolidated Statement of Income for the year ended December 31, 1999. These aggregate pre-tax costs include $8.3 million for employee severance and termination benefits, $9.8 million for asset impairments and $13.7 million for costs relating to exiting business activities. Through December 31, 2002, actual pre-tax costs of $24.8 million have been expended or written-off under these restructuring plans. During the fourth quarter of 1999, $3.0 million (pre-tax) of the original charge recorded for the Lynch & Mayer restructuring plan was reversed due primarily to a change in estimate for space cost. This reversal reduced the reported fourth quarter 1999 restructuring charges. In addition, during the fourth quarter of 1999, $1.5 million (pre-tax) associated with lease terminations was released into income. During the fourth quarter of 2000, the Lynch & Mayer restructuring plan was completed and $0.3 million (pre-tax) of the original charge for the Lynch & Mayer was reversed. Also, during the fourth quarter of 2000, $1.0 million (pre-tax) of the original charge for the discontinuance of HMO excess-of-loss restructuring plan was reversed. During the fourth quarter of 2001, the remaining restructuring reserve of $0.2 million relating to the HMO excess-of-loss reinsurance programs was

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

transferred to Swiss Re as part of its acquisition of LNC’s reinsurance operations. As of December 31, 2002, a balance of $2.5 million (pre-tax) remains in the restructuring reserve for the Lincoln UK restructuring plan and is expected to be utilized in completion of this plan. Details of the Lincoln UK restructuring plan are provided below.

      During the fourth quarter of 1999, LNC recorded a restructuring charge in its Lincoln UK segment of $6.5 million after-tax ($10.0 million pre-tax). The objective of this restructuring plan was to reduce operating costs by consolidating and eliminating redundant staff functions and facilities. The restructuring plan identified the following activities and associated costs to achieve the objectives of the restructuring plan: (1) severance and termination benefits of $3.9 million related to the elimination of 119 positions, and (2) other costs of $6.1 million primarily related to the remaining lease payments on closed facilities. Expenditures and write-offs under the restructuring plan began in the fourth quarter of 1999 and were completed in the 3rd quarter of 2001 except for lease payments on closed facilities which will continue until 2016. Through December 31, 2002, $7.5 million (pre-tax) has been expended or written-off under this restructuring plan and 112 positions have been eliminated.

      During 2000, LNC implemented restructuring plans relating to 1) the downsizing and consolidation of the operations of Vantage Global Advisors, Inc. (“Vantage”); 2) the exit of all direct sales and sales support operations of Lincoln UK and the consolidation of its Uxbridge home office with its Barnwood home office; and 3) the downsizing and consolidation of the investment management operations of Lincoln Investment Management. The Vantage restructuring charge was recorded in the second quarter, the Lincoln UK restructuring was recorded in the third and fourth quarters, and the Lincoln Investment Management restructuring charge was recorded in the fourth quarter of 2000. The aggregate charges associated with all of these restructuring plans entered into during 2000 totaled $81.8 million after-tax ($107.4 million pre-tax). These charges were included in Underwriting, Acquisition, Insurance and Other Expenses on the Consolidated Statement of Income for the year ended December 31, 2000. The component elements of these aggregate pre-tax costs include employee severance and termination benefits of $33.8 million, write-off of impaired assets of $40.9 million and other exit costs of $32.7 million. During the fourth quarter of 2000, $0.6 million (pre-tax) of the original charge recorded for the Vantage restructuring plan was reversed as a reduction of restructuring costs. The Vantage restructuring plan was completed in the fourth quarter of 2001 and total expenditures and write-offs under this plan totaled $3.5 million pre-tax and 13 positions were eliminated under this plan. Expenditures and write-offs for the Lincoln UK restructuring plan were completed in the fourth quarter of 2001 except for lease payments on abandoned office facilities, which will continue until 2015. In the fourth quarter of 2002, $1.7 million of the Lincoln UK restructuring reserve was released as a result of new tenants being contracted for several of the abandoned office facilities on terms that were better than originally expected. All expenditures and write-offs for the Lincoln Investment Management restructuring plan were completed in the third quarter of 2002 and $0.4 million of the original reserve was released. The release of the reserve was primarily due to LNC’s purchase and ultimate sale of the vacant office space on terms which were favorable to what was included in the original restructuring plan for rent on this office space. Actual pre-tax costs totaling $3.5 million were expended or written-off and 19 positions were eliminated. Details of the Lincoln UK restructuring plan are provided below.

      On September 28, 2000, LNC announced the transfer of the Lincoln UK sales force to Inter-Alliance and the decision to cease writing new business in the UK through direct sales distribution. As a result of these decisions, Lincoln UK continues to manage, administer and accept new deposits on its current block of business and will only accept new business for certain products as required by UK regulations. To implement these decisions, LNC entered into an exit plan (“restructuring plan”) in the third quarter of 2000. The objective of this restructuring plan was to exit all sales and sales support operations and consolidate the Uxbridge home office with the Barnwood home office. Where all commitment date and liability recognition criteria were met in the third quarter of 2000, charges for this restructuring plan were recorded in the third quarter of 2000. The charges associated with this restructuring plan that were recorded in the fourth quarter of

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2000 occurred as final decisions under the contract with Inter-Alliance related to personnel and facilities were made, as regulatory requirements related to certain employee involuntary termination benefits were met, and as the decision to consolidate the Uxbridge home office with the Barnwood home office was finalized.

      The charges recorded in the third and fourth quarters of 2000 related to this restructuring plan were $40.5 million after-tax ($53.5 million pre-tax) and $36.1 million after-tax ($45.9 million pre-tax), respectively. The components of the pre-tax costs include employee severance and termination benefits of $29.8 million related to the elimination of 671 positions, write-off of impaired assets of $39.2 million and other costs to exit of $30.4 million. All expenditures under this plan except for those related to abandoned office facilities were completed by the end of 2001. Expenditures for rents on abandoned office facilities are expected to be complete by 2015. In the fourth quarter of 2002, $1.7 million of the Lincoln UK restructuring reserve was released as a result of new tenants being contracted for several of the abandoned office facilities on terms that were better than originally expected. Through December 31, 2002, $88.0 million (pre-tax) has been expended or written-off under this restructuring plan and 671 positions have been eliminated. As of December 31, 2002, a balance of $9.7 million remains in the restructuring reserve for this plan.

      During 2001, LNC implemented restructuring plans relating to 1) the consolidation of the Syracuse operations of Lincoln Life & Annuity Company of New York into the Lincoln Retirement segment operations in Fort Wayne, Indiana and Portland, Maine; 2) the elimination of duplicative functions in the Schaumburg, Illinois operations of First Penn-Pacific, and the absorption of these functions into the Lincoln Retirement and Life Insurance segment operations in Fort Wayne, Indiana and Hartford, Connecticut; 3) the reorganization of the life wholesaling function within the independent planner distribution channel, consolidation of retirement wholesaling territories, and streamlining of the marketing and communications functions in LFD; 4) the reorganization and consolidation of the life insurance operations in Hartford, Connecticut related to the streamlining of underwriting and new business processes and the completion of outsourcing of administration of certain closed blocks of business; 5) the planned consolidation of the Boston, Massachusetts investment and marketing office with the Philadelphia, Pennsylvania investment and marketing operations in order to eliminate redundant facilities and functions within the Investment Management segment; 6) the combination of LFD channel oversight, positioning of LFD to take better advantage of ongoing “marketplace consolidation” and expansion of the customer base of wholesalers in certain non-productive territories and 7) the consolidation of operations and space in LNC’s Fort Wayne, Indiana operations.

      The Syracuse restructuring charge was recorded in the first quarter of 2001 and was completed in the first quarter of 2002. The Schaumburg, Illinois restructuring charge was recorded in the second quarter of 2001, the LFD restructuring charges were recorded in the second and fourth quarters of 2001, and the remaining restructuring charges were all recorded in the fourth quarter of 2001. The LFD restructuring plan that was initiated in the second quarter of 2001 was completed in the fourth quarter of 2002. The Life Insurance segment restructuring plan that was initiated in the fourth quarter of 2001 was completed in the fourth quarter of 2002.

      The aggregate charges associated with all restructuring plans entered into during 2001 totaled $24.6 million after-tax ($38.0 million pre-tax) and were included in Underwriting, Acquisition, Insurance and Other Expenses on the Consolidated Statement of Income for the year ended December 31, 2001. The component elements of these aggregate pre-tax costs include employee severance and termination benefits of $12.2 million, write-off of impaired assets of $3.3 million and other exit costs of $22.5 million primarily related to the termination of equipment leases ($1.4 million) and rent on abandoned office space ($20.0 million). Actual pre-tax costs totaling $1.3 million were expended or written-off and 30 positions were eliminated under the Syracuse restructuring plan. The total amount expended for this plan exceeded the original restructuring reserve by $0.3 million. Actual pre-tax costs totaling $1.8 million were expended or written-off and 26 positions were eliminated under the second quarter of 2001 LFD restructuring plan. The amount expended for this plan was equal to the original reserve. Actual pre-tax costs totaling $2.3 million were expended or

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

written-off and 36 positions were eliminated under the fourth quarter of 2001 Life Insurance segment restructuring plan. The amount expended for this plan was in excess of the original reserve by less than $0.1 million. In addition, $0.1 million of excess reserve on the FPP restructuring plan was released during the second quarter of 2002 and $1.5 million of excess reserve on the Fort Wayne restructuring plan was released during the third quarter of 2002. The release of the reserve on the Fort Wayne restructuring plan was due to LNC’s purchase and ultimate sale of the vacant building on terms which were favorable to what was included in the original restructuring plan for rent on this abandoned office space. Actual pre-tax costs totaling $34.0 million have been expended or written-off for the remaining plans through December 31, 2002. As of December 31, 2002, a balance of $1.4 million remains in the restructuring reserves for the remaining plans and is expected to be utilized in the completion of the plans. Details of each of the remaining 2001 restructuring plans are provided below.

      During the second quarter of 2001, LNC recorded restructuring charges in its Lincoln Retirement and Life Insurance segments of $0.63 million ($0.97 million pre-tax) and $2.03 million ($3.12 million pre-tax), respectively, related to a restructuring plan for the Schaumburg, Illinois operations of First Penn-Pacific. The objective of this plan was to eliminate duplicative functions in Schaumburg, Illinois by transitioning them into the Lincoln Retirement and Life Insurance segment operations in Fort Wayne, Indiana and Hartford, Connecticut, respectively, in order to reduce on-going operating costs. The restructuring plan identified the following activities and associated pre-tax costs to achieve the objectives of the plan: (1) severance and termination benefits of $3.19 million related to the elimination of 27 positions and (2) other costs of $0.9 million. In the second quarter of 2002, $0.1 million of the restructuring reserve was released. Actual pre-tax costs totaling $3.7 million have been expended or written-off and 26 positions have been eliminated under this plan through December 31, 2002. As of December 31, 2002, a balance of $0.3 million remains in the restructuring reserve for this plan. Expenditures under this plan are expected to be completed in the first quarter of 2004.

      During the fourth quarter of 2001, LNC recorded a restructuring charge in its Investment Management segment of $0.4 million ($0.6 million pre-tax). The objectives of this restructuring plan were to consolidate the Boston, Massachusetts investment and marketing office with the Philadelphia, Pennsylvania investment and marketing operations in order to eliminate redundant facilities and functions within the segment. The restructuring plan identified the following activities and associated pre-tax costs to achieve the objectives of the plan: (1) write-off of impaired assets of $0.1 million and (2) other costs of $0.5 million primarily related to lease payments on abandoned office space. Actual pre-tax costs totaling $0.2 million have been expended or written-off through December 31, 2002. As of December 31, 2002, a balance of $0.4 million remains in the restructuring reserve for this plan. Expenditures under this plan are expected to be completed by the fourth quarter of 2005 consistent with the lease term.

      During the fourth quarter of 2001, LNC recorded a restructuring charge for LFD in “Other Operations” of $2.5 million ($3.8 million pre-tax). The objectives of this restructuring plan were to combine channel oversight, position LFD to take better advantage of ongoing “marketplace consolidation” and to expand the customer base of wholesalers in certain territories. The restructuring plan identified severance and termination benefits of $3.8 million (pre-tax) related to the elimination of 63 positions. Actual pre-tax costs totaling $3.8 million have been expended and 62 positions have been eliminated under this plan through December 31, 2002. As of December 31, 2002, less than $0.1 million remains in the restructuring reserve for this plan. Expenditures under this restructuring plan are expected to be completed in the first quarter of 2003.

      During the fourth quarter of 2001, LNC recorded a restructuring charge in “Other Operations” of $15.8 million ($24.4 million pre-tax). The objectives of this restructuring plan were to consolidate operations and reduce excess space in LNC’s Fort Wayne, Indiana operations. In light of LNC’s divestiture of its reinsurance operations, which were headquartered in Fort Wayne, excess space and printing capacity will not be used. The restructuring plan identified the following activities and associated pre-tax costs to achieve the

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

objectives of the plan: (1) severance and termination benefits of $0.3 million related to the elimination of 9 positions; (2) write-off of leasehold improvements of $3.2 million and (2) other costs of $20.9 million primarily related to termination of equipment leases ($1.4 million) and rent on abandoned office space ($19.5 million). In the third quarter of 2002, $1.5 million of the restructuring reserve related to rent was released. The release was due to LNC’s purchase and ultimate sale of the vacant building on terms which were favorable to what was included in the original restructuring plan for rent on this abandoned office space. Actual pre-tax costs totaling $22.3 million have been expended and 19 positions have been eliminated under this plan through December 31, 2002. As of December 31, 2002, a balance of $0.6 million remains in the restructuring reserve for this plan. Expenditures under this restructuring plan are expected to be completed in 2004. LNC estimates an annual reduction in future operating expenses of $4.6 million (pre-tax) after the plan is fully implemented.

      During the second quarter of 2002, Lincoln Retirement completed a review of its entire internal information technology organization. As a result of that review, Lincoln Retirement decided in the second quarter of 2002 to reorganize its IT organization in order to better align the activities and functions conducted within its own organization and its IT service providers. This change was made in order to focus Lincoln Retirement on its goal of achieving a common administrative platform for its annuities products, to better position the organization and its service providers to respond to changing market conditions, and to reduce overall costs in response to increased competitive pressures. The segment recorded a restructuring charge of $1.0 million ($1.6 million pre-tax). The restructuring plan identified the following activities and associated pre-tax costs to achieve the objectives of the plan: $1.4 million for employee severance and $0.2 million for employee outplacement relative to 49 eliminated positions. Actual pre-tax costs totaling $0.9 million have been expended and 49 positions have been eliminated under this plan through December 31, 2002. As of December 31, 2002, a balance of $0.7 million remains in the restructuring reserve for this plan. The plan is expected to be completed in the third quarter of 2003.

13.     Subsequent Events

      In January 2003, the Life Insurance segment announced that it was realigning its operations in Hartford, Connecticut and Schaumburg, Illinois to enhance productivity, efficiency and scalability while positioning the segment for future growth. The financial impact of the realignment will result in the Life Insurance segment incurring costs of approximately $15-$17 million after-tax during 2003.

      In February 2003, Lincoln Retirement announced plans to consolidate its fixed annuity operations in Schaumburg, Illinois into Fort Wayne, Indiana. Restructuring costs under the plan are expected to be $3-$5 million after-tax and are expected to be incurred during 2003.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors

Lincoln National Corporation

      We have audited the accompanying consolidated balance sheets of Lincoln National Corporation as of December 31, 2002 and 2001, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedules listed in the Index at Item 15(a)(2). These financial statements and schedules are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lincoln National Corporation at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

      As discussed in Note 2 to the consolidated financial statements, in 2002 the Corporation changed its method of accounting for goodwill and its related amortization. As discussed in Notes 2 and 7 to the consolidated financial statements, in 2001 the Corporation changed its method of accounting for derivative instruments and hedging activities as well as its method of accounting for impairment of certain investments.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania

February 7, 2003

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

      There have been no disagreements with LNC’s independent auditors which are reportable pursuant to Item 304 of Regulation S-K.

PART III

Item 10.     Directors and Executive Officers of the Registrant

      Information for this item relating to directors of LNC is incorporated by reference to the sections captioned “NOMINEES FOR DIRECTOR”, “DIRECTORS CONTINUING IN OFFICE” and “COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES AND EXCHANGE ACT OF 1934”, of LNC’s Proxy Statement for the Annual Meeting scheduled for May 8, 2003.

      Executive Officers of the Registrant as of March 14, 2003 were as follows:

		Position with LNC and Business Experience
Name	Age**	During the Past Five Years

Jon A. Boscia	50	Chairman, Chief Executive Officer and Director, LNC (since 2001). President, Chief Executive Officer and Director, LNC (1998-2001). Chief Executive Officer, LNL* (1996-1998). President, Chief Operating Officer, LNL* (1994-1996).
George E. Davis	59	Senior Vice President, LNC (since 1993).
Robert W. Dineen	53	Chief Executive Officer and President, LFA* (since 2002).
Jude T. Driscoll	40	Chief Executive Officer and President of LNIC* and Delaware* (since 2003). Interim Chief Executive Officer (2002). Executive Vice President (2000-2002).
Jason S. Glazier	35	Senior Vice President, Chief Technology Officer and Chief E-Commerce Officer, LNC (since 2002). Senior Vice President and Chief E-Commerce Officer, LNC (2001).
John H. Gotta	52	Chief Executive Officer and Executive Vice President — Life Insurance, LNL* (since 2000). Chief Executive Officer — Life Insurance and Senior Vice President, LNL* (1999-2000). Senior Vice President, LNL* (1998-1999).
Barbara S. Kowalczyk	52	Senior Vice President, LNC (since 1994).
Dennis L. Schoff	43	Senior Vice President, LNC and General Counsel (since 2002). Vice President and Deputy General Counsel (2001-2002). Vice President and Associate General Counsel (2000-2001).
Lorry J. Stensrud	53	Executive Vice President and Chief Executive Officer — Lincoln Retirement, LNL*, (since 2000).
Michael Tallett-Williams	49	Chief Executive Officer and Managing Director, Lincoln National (UK)* (since 2000). Chief Financial Officer, Lincoln National (UK)* (1995-2000).

		Position with LNC and Business Experience
Name	Age**	During the Past Five Years

Westley V. Thompson	47	Chief Executive Officer, LFD* (since 2000). Senior Vice President, Lincoln Life and Annuity Distributors (1998-2002).
Casey J. Trumble	49	Senior Vice President and Chief Accounting Officer, LNC (since 1999). Vice President, LNC (1994-1998).
Richard C. Vaughan	53	Executive Vice President (since 1995) and Chief Financial Officer, LNC (since 1992).

*	Denotes a subsidiary of LNC.

**	Age shown is based on the officer’s age as of March 14, 2003.

      There is no family relationship between any of the foregoing executive officers, all of whom are elected annually.

      LNC has adopted a code of ethics that applies, among others, to its principal executive officer, principal financial officer, principal accounting officer, or controller, and other persons performing similar functions. The code of ethics will be posted on our Internet website (www.lfg.com) around the first of April 2003. In addition, after posting on its web site, LNC will provide to any person without charge, upon request, a copy of such code. Requests for the code should be directed to: Corporate Secretary, Lincoln National Corporation, 1500 Market Street, Suite 3900, Centre Square West, Philadelphia, PA 19102-2112.

Item 11.     Executive Compensation

      Information for this item is incorporated by reference to the section captioned “EXECUTIVE COMPENSATION” of LNC’s Proxy Statement for the Annual Meeting scheduled for May 8, 2003.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      Certain information for this item is incorporated by reference to the sections captioned “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS” and “SECURITY OWNERSHIP OF DIRECTORS, NOMINEES AND EXECUTIVE OFFICERS” of LNC’s Proxy Statement for the Annual Meeting scheduled for May 8, 2003.

      The table below provides information as of December 31, 2002 regarding securities authorized for issuance under LNC’s equity compensation plans.

Equity Compensation Plan Information

	(a)	(b)	(c)

	Number of securities	Weighted-average	Number of securities remaining
	to be issued	exercise price	available for future issuance
	upon exercise of	of outstanding	under equity compensation
	outstanding options,	options, warrants	(excluding securities reflected
	warrants and rights	and rights	in column (a))

Equity compensation plans approved by shareholders for:
Stock options	18,608,009	38.89
Deferred compensation shares	906,478	—

Total	19,514,487		8,925,026*
Equity compensation plans not approved by shareholders	None	—	—

*	The number of securities remaining available for future issuance under equity compensation (excluding securities reflected in column (a)) is the combined total for the future issuance of LNC stock options, restricted stock and deferred compensation shares as provided under LNC’s incentive compensation plans.

Item 13.     Certain Relationships and Related Transactions

      None

Item 14.     Controls and Procedures

      (a) Evaluation of disclosure controls and procedures — The Corporation’s Principal Executive Officer and Principal Financial Officer have reviewed and evaluated the effectiveness of the Corporation’s disclosure controls and procedures [as defined in Rules 240.13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)] as of a date within ninety days before the filing date of this annual report. Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that the Corporation’s disclosure controls and procedures are effective, providing them with material information relating to the Corporation as required to be disclosed in the reports the Corporation files or submits under the Exchange Act on a timely basis.

      (b) Changes in internal controls — There were no significant changes in the Corporation’s internal controls or in other factors that could significantly affect the Corporation’s disclosure controls and procedures subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Corporation’s internal controls. As a result, no corrective actions were required or undertaken.

Item 15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

Item 15(a)(1)     Financial Statements

      The following consolidated financial statements of Lincoln National Corporation are included in Item 8:

Consolidated Balance Sheets — December 31, 2002 and 2001

Consolidated Statements of Income — Years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Shareholders’ Equity — Years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Cash Flows — Years ended December 31, 2002, 2001 and 2000

Notes to Consolidated Financial Statements

Report of Ernst & Young LLP, Independent Auditors

Item 15(a)(2)     Financial Statement Schedules

      The following consolidated financial statement schedules of Lincoln National Corporation are included in Item 15(d):

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

Item 15(a)(3)     Listing of Exhibits

      The following exhibits of Lincoln National Corporation are included in Item 15 — (Note: The numbers preceding the exhibits correspond to the specific numbers within Item 601 of Regulation S-K.):

3	(a)	The Articles of Incorporation of LNC as last amended effective May 12, 1994 are incorporated by reference to Exhibit 3(a) of LNC’s Form 10-K for the year ended December 31, 2001, as filed with the Commission on March 18, 2002.
3	(b)	The Bylaws of LNC as last amended February 18, 2002 are incorporated by reference to Exhibit 3(b) of LNC’s Form 10-K for the year ended December 31, 2001, as filed with the Commission on March 18, 2002.
4	(a)	Indenture of LNC dated as of January 15, 1987 is incorporated by reference to Exhibit 4(a) of LNC’s Form 10-K for the year ended December 31, 1994, as filed with the Commission on March 27, 1995.
4	(b)	First Supplemental Indenture dated as of July 1, 1992, to Indenture of LNC dated as of January 15, 1987 is incorporated by reference to Exhibit 4(b) of LNC’s Form 10-K for the year ended December 31, 2001, as filed with the Commission on March 18, 2002.
4	(c)	Rights Agreement of LNC as last amended November 14, 1996 is incorporated by reference to LNC’s Form 8-K, as filed with the Commission on November 22, 1996.
4	(d)	Indenture of LNC dated as of September 15, 1994, between LNC and The Bank of New York, as Trustee, is incorporated by reference to Exhibit 4(e) of LNC’s Form 10-K for the year ended December 31, 1998, as filed with the Commission on March 11, 1999.
4	(e)	Form of Note dated as of September 15, 1994 is incorporated by reference to Exhibit 4(d) on LNC’s Registration Statement on Form S-3/A (File No. 33-55379), as filed with the Commission on September 15, 1994.
4	(f)	Form of Zero Coupon Security dated as of September 15, 1994 is incorporated by reference to Exhibit 4(f) on LNC’s Registration Statement on Form S-3/A (File No. 33-55379), as filed with the Commission on September 15, 1994.
4	(g)	Specimen of LNC’s 9 1/8% Debentures due October 1, 2024 is incorporated by reference to Schedule I of LNC’s Form 8-K, as filed with the Commission on September 29, 1994.
4	(h)	Specimen of LNC’s 7 1/4% Debenture due May 15, 2005 is incorporated by reference to Schedule III of LNC’s Form 8-K, as filed with the Commission on May 17, 1995.
4	(i)	Junior Subordinated Indenture dated as of May 1, 1996 between LNC and The First National Bank of Chicago is incorporated by reference to Exhibit 4(j) of LNC’s Form 10-K, as filed with the Commission on March 18, 2002.
4	(j)	Specimen of 6 1/2% Notes due March 15, 2008 incorporated by reference to Exhibit 4.1 LNC’s Form 8-K, as filed with the commission on March 24, 1998.
4	(k)	Specimen of 7% Notes due March 15, 2018 incorporated by reference to Exhibit 4.2 of LNC’s Form 8-K, as filed with the Commission on March 24, 1998.
4	(l)	Amended and Restated Trust Agreement for Lincoln National Capital III between LNC, as depositor, The First National Bank of Chicago, as property trustee, First Chicago Delaware, Inc. as Delaware trustee, and the administrative trustees is incorporated by reference to Exhibit 4.1 of LNC’s Form 8-K, as filed with the Commission on July 30, 1998.
4	(m)	Form of 7.40% Trust Originated Preferred Securities, Series C, of Lincoln National Capital III is incorporated by reference to Exhibit 4.2 of LNC’s Form 8-K, as filed with the Commission on July 30, 1998.
4	(n)	Guarantee Agreement for Lincoln National Capital III is incorporated by reference to Exhibit 4.4 of LNC’s Form 8-K, as filed with the Commission on July 30, 1998.

4	(o)	Amended and Restated Trust Agreement for Lincoln National Capital IV between LNC, as depositor, The First National Bank of Chicago, a property trustee, First Chicago Delaware Inc., as Delaware trustee, and the administrative trustees is incorporated by reference to Exhibit 4.1 of LNC’s Form 8-K, as filed with the Commission on August 27, 1998.
4	(p)	Form of Income Prides Certificate of Lincoln National Capital IV is incorporated by reference to Exhibit 4.7 of LNC’s Form 8-K, as filed with the Commission on August 27, 1998.
4	(q)	Form of Growth Prides Certificates of Lincoln National Capital IV is incorporated by reference to Exhibit 4.8 of LNC’s Form 8-K, as filed with the Commission on August 27, 1998.
4	(r)	Guarantee Agreement for Lincoln National Capital IV is incorporated by reference to Exhibit 4.5 of LNC’s Form 8-K, as filed with the Commission on August 27, 1998.
4	(s)	Purchase Contract Agreement between LNC and The First National Bank of Chicago, as Purchase Contract Agent, relating to Lincoln National Capital IV is incorporated by reference to Exhibit 4.6 of LNC’s Form 8-K, as filed with the Commission on August 27, 1998.
4	(t)	Pledge Agreement among LNC, The Chase Manhattan Bank, as agent, and The First National Bank of Chicago, as Purchase Agent, relating to Lincoln National Capital IV is incorporated by reference to Exhibit 4.9 of LNC’s Form 8-K, as filed with the Commission on August 27, 1998.
4	(u)	Underwriting Agreement dated November 9, 2001 is incorporated by reference to Exhibit 1.1 of LNC’s Form 8-K, as filed with the Commission on November 21, 2001.
4	(v)	Amended and Restated Trust Agreement dated November 19, 2001, between LNC, as Depositor, and Bank One Trust Company, National Association, as Property Trustee, Bank One Delaware, Inc., as Delaware Trustee, and the Administrative Trustee named herein is incorporated by reference to Exhibit 4.1 of LNC’s Form 8-K, as filed with the Commission on November 21, 2001.
4	(w)	Form of 7.65% Trust Preferred Security Certificate is incorporated by reference to Exhibit 4.2 of LNC’s Form 8-K, as filed with the Commission on November 21, 2001.
4	(x)	Guarantee Agreement dated November 19, 2001, between LNC, as Guarantor, and Bank One Trust Company, National Association, Guarantee Trustee is incorporated by reference to Exhibit 4.4 of LNC’s Form 8-K, as filed with the Commission on November 21, 2001.
4	(y)	Underwriting Agreement dated December 4, 2001 is incorporated by reference to Exhibit 1.1 of LNC’s Form 8-K, as filed with the Commission on December 11, 2001.
4	(z)	Form of Note dated December 7, 2001 is incorporated by reference to Exhibit 4.1 of LNC’s Form 8-K, as filed with the Commission on December 11, 2001.
4	(aa)	Underwriting Agreement dated May 29, 2002 is incorporated by reference to Exhibit 1.1 of LNC’s Form 8-K, as filed with the Commission on June 6, 2002.
4	(bb)	Form of Note dated June 3, 2002 is incorporated by reference to Exhibit 4.1 of LNC’s Form 8-K, as filed with the Commission on June 6, 2002.
10	(a)	The Lincoln National Corporation 1986 Stock Option Incentive Plan, as amended through January 15, 1997. Plan terminated May 15, 1997, but outstanding options are administered under the Lincoln National Corporation Incentive Compensation Plan. This document is incorporated by reference to Exhibit 10(a) of LNC’s Form 10-K for the year ended December 31, 2001, as filed with the Commission on March 18, 2002.
10	(b)	Salary Continuation Plan for Executives of Lincoln National Corporation and Affiliates Plan last amended August 1, 2000 is incorporated by reference to Exhibit 10(b) of LNC’s Form 10-K, as filed with the Commission on March 18, 2002.
10	(c)	Lincoln National Corporation Executives’ Severance Benefit Plan as Amended and Restated on January 10, 2002 is incorporated by reference to Exhibit 10(c) of LNC’s Form 10-K for the year ended December 31, 2001, as filed with the Commission on March 18, 2002.

10	(d)	The Lincoln National Corporation Outside Directors Retirement Plan as last amended effective March 15, 1990 is incorporated by reference to Exhibit 10(d) of LNC’s Form 10-K for the year ended December 31, 2001, as filed with the Commission on March 18, 2002.
10	(e)	The Lincoln National Corporation Outside Directors’ Value Sharing Plan, last amended March 8, 2001 is incorporated by reference to Exhibit 10(e) of LNC’s Form 10-K for the year ended December 31, 2001, as filed with the Commission on March 18, 2002.
10	(f)	Lincoln National Corporation Executive Deferred Compensation Plan for Employees (Commission File No. 33-51721), as last amended August 1, 2002 is incorporated by reference to Exhibit 10(f) of LNC’s Form 10-Q for the quarter ended September 30, 2002, as filed with the Commission on November 5, 2002.
10	(g)	Lincoln National Corporation 1993 Stock Plan for Non-Employee Directors (Commission File No. 33-58113), as last amended May 10, 2001 is incorporated by reference to Exhibit 10(g) of LNC’s Form 10-K for the year ended December 31, 2001, as filed with the Commission on March 18, 2002.
10	(h)	Lincoln National Corporation Executives’ Excess Compensation Pension Benefit Plan (File No. 33-58113) as last amended January 1, 1989 is incorporated by reference to Exhibit 10(h) of LNC’s Form 10-K for the year ended December 31, 2001, as filed with the Commission on March 18, 2002.
10	(i)	First Amendment to Lincoln National Corporation Executives’ Excess Compensation Pension Benefit Plan effective December 22, 1999 is incorporated by reference to Exhibit 10(k) of LNC’s Form 10-K for the year ended December 31, 1999, as filed with the Commission on March 11, 2000.
10	(j)	Lincoln National Corporation Incentive Compensation Plan, as last amended March 8, 2001 is incorporated by reference to Exhibit 10(j) of LNC’s Form 10-K for the year ended December 31, 2001, as filed with the Commission on March 18, 2002.
10	(k)	Lease and Agreement dated August 1, 1984, with respect to LNL’s Home Office properties located at Clinton Street and Harrison Street, Fort Wayne, Indiana is incorporated by reference to Exhibit 10(n) of LNC’s Form 10-K for the year ended December 31, 1995, as filed with the Commission on March 27, 1996.
10	(l)	Form of Lease and Agreement dated March 1, 1999, with respect to LNC’s Corporate Office located at Centre Square West Tower, 1500 Market Street, Suite 3900, Philadelphia, Pennsylvania is incorporated by reference to Exhibit 10(p) of LNC’s Form 10-K for the year ended December 31, 1999, as filed with the Commission on March 11, 2000.
10	(m)	Agreement of Lease dated February 17, 1998, with respect to LNL’s life products headquarters located at 350 Church Street, Hartford, Connecticut is incorporated by reference to Exhibit 10(q) of LNC’s Form 10-K for the year ended December 31, 1997, as filed with the Commission on March 18, 1998.
10	(n)	Lease and Agreement dated December 10, 1999 with respect to Delaware Management Holdings, Inc. for Home Office property located at One Commerce Square, Philadelphia, Pennsylvania is incorporated by reference to Exhibit 10(r) of LNC’s Form 10-K for the year ended December 31, 1999, as filed with the Commission on March 11, 2000.
10	(o)	Sublease and Agreement dated December 10, 1999 by and between Delaware Management Holdings, Inc. and New York Central Lines LLC for property located at Two Commerce Square, Philadelphia, Pennsylvania is incorporated by reference to Exhibit 10(s) of LNC’s Form 10-K for the year ended December 31, 1999, as filed with the Commission on March 11, 2000.
10	(p)	Consent to Sublease dated December 10, 1999 with respect to Delaware Management Holdings, Inc. for property located at Two Commerce Square and Philadelphia Plaza Phase II, Philadelphia, Pennsylvania is incorporated by reference to Exhibit 10(t) of LNC’s Form 10-K for the year ended December 31, 1999, as filed with the Commission on March 11, 2000.

10	(q)	Stock and Asset Purchase Agreement by and among Lincoln National Corporation, The Lincoln National Life Insurance Company, Lincoln National Reinsurance Company (Barbados) Limited and Swiss Re Life & Health America Inc. dated July 27, 2001 is incorporated by reference to Exhibit 99.1 of LNC’s Form 8-K, as filed with the Commission on August 1, 2001. Omitted schedules and exhibits listed in the Agreement will be furnished to the Commission upon request.
10	(r)	Agreement, Waiver and General Release between J. Michael Hemp and Lincoln Financial Advisors Corporation on behalf of itself and Lincoln National Corporation, their affiliates and subsidiaries, dated January 20, 2003.*
12		Historical Ratio of Earnings to Fixed Charges.
21		List of Subsidiaries of LNC.
23		Consent of Ernst & Young LLP, Independent Auditors

*	This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15 of this report.

Item 15(b)     Reports on Form 8-K

      The following Form 8-Ks were filed by LNC during the fourth quarter of 2002:

8-K filed September 30, 2002 under Item 5 containing the Statistical Report for the quarter ended September 30, 2002

8-K filed on October 3, 2002 under Item 5 containing the Statistical Report for the quarter ended June 30, 2002

8-K filed on October 8, 2002 under Item 9 containing a press release reporting the resignation of Charles E. Haldeman Jr.

8-K filed on October 30, 2002 under Item 9 containing a press release announcing third quarter earnings (including a Digest of Earnings) and a settlement of its disputes, disagreements and litigation with Swiss Re Life & Health America Inc. and a copy of the settlement agreement

Item 15(c)

      The exhibits of Lincoln National Corporation are listed in Item (a)(3) above.

Item 15(d)

      The financial statement schedules for Lincoln National Corporation follow on pages 156 through 163.

LINCOLN NATIONAL CORPORATION

SCHEDULE 1 — SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS IN RELATED PARTIES

	December 31, 2002 (000s omitted)

Column A	Column B	Column C	Column D

			Amount at Which
			Shown in the
	Cost	Fair Value	Balance Sheet

Type of Investment
Fixed maturity securities available-for-sale(1):
Bonds:
United States government and government agencies and authorities	$410,834	$513,598	$513,598
States, municipalities and political subdivisions	109,442	114,424	114,424
Asset/ Mortgage-backed securities	4,736,600	5,015,481	5,015,481
Foreign governments	1,063,789	1,110,231	1,110,231
Public utilities	2,468,646	2,464,393	2,464,393
Convertibles and bonds with warrants attached	—	—	—
All other corporate bonds	22,235,151	23,470,291	23,470,291
Redeemable preferred stocks	78,684	79,047	79,047

Total	31,103,146	32,767,465	32,767,465
Equity securities available-for-sale(1):
Common stocks:
Public Utilities	313	380	380
Banks, trusts and insurance companies	170,855	144,526	144,526
Industrial, miscellaneous and all other	56,528	83,107	83,107
Nonredeemable preferred stocks	106,797	109,203	109,203

Total Equity Securities	334,493	337,216	337,216
Mortgage loans on Real Estate:	4,205,470	4,205,470	4,205,470
Real Estate
Investment properties	279,527		279,527
Acquired in satisfaction of debt	175		175
Policy Loans	1,945,626		1,945,626
Derivative instruments:		86,236	86,236
Other investments	378,136		378,136

Total Investments	$38,246,573		$39,999,851

(1)	Investments deemed to have declines in value that are other than temporary are written down or reserved for to reduce the carrying value to their estimated realizable value.

LINCOLN NATIONAL CORPORATION

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEETS
Lincoln National Corporation (Parent Company Only)

	December 31

	2002	2001

	(000’s omitted)
Assets:
Investments in subsidiaries*	$4,546,318	$5,140,208
Investments	1,689	592
Derivative Instruments	23,291	(2,806)
Cash and invested cash**	410,901	321,245
Property and equipment	179	2,678
Accrued investment income	409	514
Receivable from subsidiaries*	40,047	210,500
Loans to subsidiaries*	1,558,933	1,594,278
Federal income taxes recoverable	7,833	26,792
Other assets	110,263	129,806

Total Assets	$6,699,863	$7,423,807

Liabilities and Shareholders’ Equity
Liabilities:
Cash collateral on loaned securities	$—	$75,750
Dividends payable	59,273	59,565
Short-term debt	141,121	254,968
Long-term debt	1,119,221	861,731
Loans from subsidiaries*	740,048	875,870
Accrued expenses and other liabilities	126,904	250,819

Total Liabilities	2,186,567	2,378,703
Shareholders’ Equity
Series A preferred stock	666	762
Common stock	1,292,779	1,255,112
Retained earnings	3,268,268	3,834,427
Foreign currency translation adjustment	50,780	(8,062)
Net adjustment to OCI — minimum pension liability adj.	(97,847)	(35,959)
Net unrealized gain on securities available-for-sale (excluding unrealized gain of subsidiaries)	(1,350)	(1,176)

Total Shareholders’ Equity	4,513,296	5,045,104

Total Liabilities and Shareholders’ Equity	$6,699,863	$7,423,807

*	Eliminated in consolidation.

**	Includes short-term funds invested on behalf of LNC’s subsidiaries.

LINCOLN NATIONAL CORPORATION

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

STATEMENTS OF INCOME
Lincoln National Corporation (Parent Company Only)

	Year Ended December 31

	2002	2001	2000

	(000s omitted)
Revenue:
Dividends from subsidiaries*	$748,000	$532,482	$474,318
Interest from subsidiaries*	84,009	89,080	90,988
Net investment income	8,021	20,350	38,715
Realized gain (loss) on investments	(6,239)	18,275	20,898
Other	5,587	2,846	11,312

Total Revenue	839,378	663,033	636,231
Expenses:
Operating and administrative	13,806	19,401	7,743
Interest-subsidiaries*	6,093	17,848	31,804
Interest-other	93,492	116,312	130,817

Total Expenses	113,391	153,561	170,364
Income Before Federal Income Tax Benefit (Expense), Equity in Income (Loss) of Subsidiaries, Less Dividends	725,987	509,472	465,867
Federal income tax benefit (expense)	(13,695)	13,258	19,853

Income Before Equity in Income (Loss) of Subsidiaries, Less Dividends	712,292	522,730	485,720
Equity in income (loss) of subsidiaries, less dividends	(620,702)	67,481	135,673

Net Income	$91,590	$590,211	$621,393

*	Eliminated in consolidation.

LINCOLN NATIONAL CORPORATION

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

STATEMENTS OF CASH FLOWS
Lincoln National Corporation (Parent Company Only)

	Year Ended December 31

	2002	2001	2000

	(000s omitted)
Cash Flows from Operating Activities:
Net Income	$91,590	$590,211	$621,393
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in income of subsidiaries less than (greater than) distributions*	620,702	(67,481)	(115,173)
Equity in undistributed earnings of unconsolidated affiliates	—	—	—
Realized (gain) loss on investments	6,239	(18,275)	(20,898)
Federal income taxes	19,743	55,482	5,629
Net cash decrease from FIT paid on sale of subsidiaries	(9,079)	—	—
Other	5,564	22,616	7,297

Net Adjustments	643,169	(7,658)	(123,145)

Net Cash Provided by Operating Activities	734,759	582,553	498,248
Cash Flows from Investing Activities:
Net sales (purchases) of investments	(849)	(55,276)	69,537
Cash collateral on loaned securities	(75,750)	(72,671)	(38,027)
Decrease (increase) in investment in subsidiaries*	(17,298)	(19,900)	(20,364)
Sale of (investment in) unconsolidated affiliate	—	—	3,517
Proceeds from Sale of Subsidiary	—	141,743	85,000
Net (purchase) sale of property and equipment	2,340	(205)	225
Other	(6,302)	73,974	29,193

Net Cash Provided by (Used in) Investing Activities	(97,859)	67,665	129,081
Cash Flows from Financing Activities:
Decrease in long-term debt (includes payments and (transfers to short-term debt)	—	(99,968)	—
Issuance of long-term debt	248,990	249,220	—
Net increase (decrease) in short-term debt	(113,847)	104,968	(122,451)
Increase in loans from subsidiaries*	(135,822)	(389,909)	(53,089)
Decrease (increase) in loans to subsidiaries*	35,345	(104,865)	(83,880)
Decrease (increase) in receivables from subsidiaries	170,453	(13,000)	25,500
Increase in Common Stock	(475)	225,254	—
Common stock issued for benefit plans	89,109	90,259	32,741
Retirement of Common Stock	(474,486)	(503,750)	(210,021)
Other Liabilities — Retirement of Common Stock	(131,890)	—	—
Dividends paid to shareholders	(234,621)	(230,127)	(222,661)

Net Cash Used in Financing Activities	(547,244)	(671,918)	(633,861)

Net Increase (Decrease) in Cash	89,656	(21,700)	(6,532)
Cash and Invested Cash at Beginning of the Year	321,245	342,945	349,477

Cash and Invested Cash at End-of-Year	$410,901	$321,245	$342,945

*	Eliminated in consolidation.

LINCOLN NATIONAL CORPORATION

SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION

Column A	Column B	Column C	Column D	Column E	Column F

		Insurance		Other Policy
	Deferred	Policy and		Claims and
	Acquisition	Claim	Unearned	Benefits	Premium
Segment	Costs	Reserves	Premiums	Payable	Revenue(1)

Year Ended December 31, 2002
Lincoln Retirement	$855,835	$2,766,759	$—	$—	$548,384
Life Insurance	1,424,473	13,889,550	—	—	958,932
Investment Management	—	—	—	—	—
Lincoln UK	597,632	1,429,399	—	—	188,314
Other (incl. consol. adj’s.)	92,926	5,473,166	—	—	54,727

Total	$2,970,866	$23,558,874	$—	$—	$1,750,357
Year Ended December 31, 2001
Lincoln Retirement	$912,819	$2,653,963	$—	$—	$646,422
Life Insurance	1,265,606	13,049,065	—	—	969,341
Investment Management	—	—	—	—	—
Lincoln UK	587,345	1,426,577	—	—	214,801
Other (incl. consol. adj’s.)	119,541	4,479,664	—	—	1,417,479

Total	$2,885,311	$21,609,269	$—	$—	$3,248,043
Year Ended December 31, 2000
Lincoln Retirement	$812,465	$2,693,517	$—	$—	$734,426
Life Insurance	1,079,333	12,892,092	—	—	950,692
Investment Management	—	—	—	—	—
Lincoln UK	635,002	1,626,453	—	—	357,798
Other (incl. consol. adj’s.)	543,707	4,516,036	—	—	1,431,637

Total	$3,070,507	$21,728,098	$—	$—	$3,474,553

(1)	Includes insurance fees on universal life and other interest-sensitive products.

LINCOLN NATIONAL CORPORATION

SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION(Continued)

Column G	Column H	Column I	Column J	Column K	Column L

			Amortization
			of Deferred
	Net		Policy	Other
	Investment		Acquisition	Operating	Premiums
Segment	Income(2)	Benefits	Costs	Expenses(2)	Written

Year Ended December 31, 2002
Lincoln Retirement	$1,433,892	$1,217,910	$157,652	$411,375	$
Life Insurance	899,098	1,101,973	105,790	278,569
Investment Management	50,531	—		367,861
Lincoln UK	62,146	84,202	50,044	106,115
Other (incl. consol. adj’s.)	162,660	455,420	33,213	263,714

Total	$2,608,327	$2,859,505	$346,699	$1,427,634	$
Year Ended December 31, 2001
Lincoln Retirement	$1,369,961	$1,127,747	$125,492	$402,213	$
Life Insurance	910,166	1,066,968	95,008	308,816
Investment Management	53,573	—	—	414,650
Lincoln UK	64,787	83,397	35,819	109,828
Other (incl. consol. adj’s.)	281,130	1,131,628	111,404	600,895

Total	$2,679,617	$3,409,740	$367,723	$1,836,402	$
Year Ended December 31, 2000
Lincoln Retirement	$1,393,512	$1,120,791	$87,962	$486,945	$
Life Insurance	871,453	1,017,816	121,583	286,944
Investment Management	57,742	—	—	432,068
Lincoln UK	70,258	178,545	76,947	202,126
Other (incl. consol. adj’s.)	354,153	1,240,008	60,224	698,897

Total	$2,747,118	$3,557,160	$346,716	$2,106,980	$

(2)	The allocation of expenses between investments and other operations are based on a number of assumptions and estimates. Results would change if different methods were applied.

LINCOLN NATIONAL CORPORATION

SCHEDULE IV — REINSURANCE

Column A	Column B	Column C	Column D	Column E	Column F

					Percentage
			Assumed from		of Amount
		Ceded to Other	Other		Assumed
Description	Gross Amount	Companies	Companies	Net Amount	to Net

	(000s omitted)
Year Ended December 31, 2002
Individual life insurance in force	$284,200	$730,048	$589,395	$143,547	410.6%
Premiums:
Life insurance and annuities(1)	$2,523,621	$1,623,999	$830,407	$1,730,029	48.0%
Health insurance	52,555	219,271	187,043	20,327	920.2%

Total	$2,576,176	$1,843,270	$1,017,450	$1,750,356
Year Ended December 31, 2001
Individual life insurance in force	$255,700,000	$586,500,000	$396,200,000	$65,400,000	605.8%
Premiums:
Life insurance and annuities(1)	$2,552,962	$679,630	$1,034,131	$2,907,463	35.6%
Health insurance	263,607	346,489	423,462	340,580	124.3%

Total	$2,816,569	$1,026,119	$1,457,593	$3,248,043
Year Ended December 31, 2000
Individual life insurance in force	$241,000,000	$191,500,000	$396,100,000	$445,600,000	88.9%
Premiums:
Life insurance and annuities(1)	$2,583,403	$453,537	$934,913	$3,064,779	30.5%
Health insurance	151,204	106,328	364,898	409,774	89.0%

Total	$2,734,607	$559,865	$1,299,811	$3,474,553

(1)	Includes insurance fees on universal life and other interest-sensitive products.

LINCOLN NATIONAL CORPORATION

SCHEDULE V — VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C		Column D	Column E

		Additions

			Charged to
	Balance at	Charged to	Other		Balance at
	Beginning of	Costs	Accounts —	Deductions —	End of
Description	Period	Expenses(1)	Describe	Describe(2)	Period

	(000s omitted)
Year Ended December 31, 2002
Deducted from Asset Accounts:
Reserve for Mortgage Loans on real estate	$2,211	$12,730	$—	$(3,015)	$11,926
Included in Other Liabilities:
Investment Guarantees	323	76	—	—	399
Year Ended December 31, 2001
Deducted from Asset Accounts:
Reserve for Mortgage Loans on real estate	$4,907	$736	$—	$(3,432)	$2,211
Included in Other Liabilities:
Investment Guarantees	323	—	—	—	323
Year Ended December 31, 2000
Deducted from Asset Accounts:
Reserve for Mortgage Loans on real estate	$4,691	$1,830	$—	$(1,614)	$4,907
Included in Other Liabilities:
Investment Guarantees	323	—	—	—	323

(1)	Excludes charges for the direct write-off assets.

(2)	Deductions reflect sales or foreclosures of the underlying holdings.

LINCOLN NATIONAL CORPORATION

EXHIBIT INDEX FOR THE ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2002

Exhibit
Number

3	(a)	Articles of Incorporation dated as of May 12, 1994*
3	(b)	Bylaws of LNC as last amended February 18, 2002*
4	(a)	Indenture of LNC dated as of January 15, 1987*
4	(b)	LNC First Supplemental Indenture dated July 1, 1992, to Indenture of LNC dated as of January 15, 1987*
4	(c)	Rights Agreement dated November 14, 1996*
4	(d)	Indenture of LNC dated as of September 15, 1994*
4	(e)	Form of Note dated as of September 15, 1994*
4	(f)	Form of Zero Coupon Security dated as of September 15, 1994*
4	(g)	Specimen of Debenture for 9 1/8% Notes due October 1, 2024*
4	(h)	Specimen of 7 1/4% Debenture due May 15, 2005*
4	(i)	Junior Subordinated Indenture of LNC as of May 1, 1996*
4	(j)	Specimen Notes for 6 1/2% Notes due March 15, 2008*
4	(k)	Specimen Notes for 7% Notes due March 15, 2018*
4	(l)	Trust Agreement for Lincoln National Capital III*
4	(m)	Form of Lincoln National Capital III Preferred Securities, Series C*
4	(n)	Guarantee Agreement for Lincoln National Capital III*
4	(o)	Trust Agreement for Lincoln National Capital IV*
4	(p)	Form of Lincoln National Capital IV Income Prides Certificates*
4	(q)	Form of Lincoln National Capital IV Growth Pride Certificates*
4	(r)	Guarantee Agreement for Lincoln National Capital IV*
4	(s)	Purchase Contract Agreement for Lincoln National Capital IV*
4	(t)	Pledge Agreement for Lincoln National Capital IV*
4	(u)	Underwriting Agreement dated November 9, 2001*
4	(v)	Trust Agreement dated November 19, 2001*
4	(w)	Form of 7.65% Trust Preferred Security Certificate*
4	(x)	Guarantee Agreement dated November 19, 2001*
4	(y)	Underwriting Agreement dated December 4, 2001*
4	(z)	Form of Note dated December 7, 2001*
4	(aa)	Underwriting Agreement dated May 29, 2002*
4	(bb)	Form of Note dated June 6, 2002*
10	(a)	LNC 1986 Stock Option Plan*
10	(b)	Salary Continuation Plan for Executives of Lincoln National Corporation and Affiliates*
10	(c)	LNC Executives’ Severance Benefit Plan*
10	(d)	The LNC Outside Directors Retirement Plan*
10	(e)	The LNC Outside Directors Value Sharing Plan*
10	(f)	The LNC Executive Deferred Compensation Plan for Employees*

Exhibit
Number

10	(g)	LNC 1993 Stock Plan for Non-Employee Directors*
10	(h)	Lincoln National Corporation Executives’ Excess Compensation Pension Benefit Plan*
10	(i)	First Amendment to LNC Executives’ Excess Compensation Benefit Plan dated December 22, 1999*
10	(j)	LNC 1997 Incentive Compensation Plan*
10	(k)	Lease and Agreement — LNL’s home office property*
10	(l)	Form of Lease — LNC’s Corporate Offices dated March 14, 1999*
10	(m)	Lease and Agreement — additional LNL headquarter property*
10	(n)	Form of Delaware’s Lease and Agreement for One Commerce Square Property*
10	(o)	Form of Delaware’s Sublease for Two Commerce Square Property*
10	(p)	Form of Delaware’s Consent to Sublease for Philadelphia Plaza II Property*
10	(q)	Stock and Asset Purchase Agreement by and among Lincoln National Corporation, The Lincoln National Life Insurance Company, Lincoln National Reinsurance Company (Barbados) Limited and Swiss Re Life & Health America Inc. dated July 27, 2001*
10	(r)	Agreement, Waiver and General Release — J. Michael Hemp
12		Historical Ratio of Earnings to Fixed Charges
21		List of Subsidiaries of LNC.
23		Consent of Ernst & Young LLP, Independent Auditors.

*	Incorporated by Reference

SIGNATURE PAGE

LINCOLN NATIONAL CORPORATION

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, LNC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By	/s/ JON A. BOSCIA Jon A. Boscia	(Chairman, Chief Executive Officer and Director)	March 13, 2003

By	/s/ RICHARD C. VAUGHAN Richard C. Vaughan	(Executive Vice President and Chief Financial Officer)	March 13, 2003

By	/s/ CASEY J. TRUMBLE Casey J. Trumble	(Senior Vice President and Chief Accounting Officer)	March 13, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following Directors of LNC on the date indicated.

By	/s/ WILLIAM J. AVERY William J. Avery	March 13, 2003

By	/s/ J. PATRICK BARRETT J. Patrick Barrett	March 13, 2003

By	/s/ THOMAS D. BELL, JR. Thomas D. Bell, Jr.	March 13, 2003

By	/s/ JENNE K. BRITELL, PH.D. Jenne K. Britell, Ph.D.	March 13, 2003

By	/s/ JOHN G. DROSDICK John G. Drosdick	March 13, 2003

By	/s/ ERIC G. JOHNSON Eric G. Johnson	March 13, 2003

By	/s/ M. LEANNE LACHMAN M. Leanne Lachman	March 13, 2003

By	/s/ MICHAEL F. MEE Michael F. Mee	March 13, 2003

By	/s/ JOHN M. PIETRUSKI John M. Pietruski	March 13, 2003

By	/s/ RON J. PONDER, PH.D. Ron J. Ponder, Ph.D.	March 13, 2003

By	/s/ JILL S. RUCKELSHAUS Jill S. Ruckelshaus	March 13, 2003

By	/s/ GLENN F. TILTON Glenn F. Tilton	March 13, 2003

CERTIFICATION

I, Jon A. Boscia, Chairman and Chief Executive Officer certify that:

      1. I have reviewed this annual report on Form 10-K of Lincoln National Corporation;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ JON A. BOSCIA

Jon A. Boscia
Chairman and Chief Executive Officer

Date: March 18, 2003

CERTIFICATION

I, Richard C. Vaughan, Executive Vice President and Chief Financial Officer certify that:

      1. I have reviewed this annual report on Form 10-K of Lincoln National Corporation;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ RICHARD C. VAUGHAN

Richard C. Vaughan
Executive Vice President and Chief Financial Officer

Date: March 18, 2003