Form 10-Q
period 2003-03-31
LINCOLN NATIONAL CORP
filed 2003-05-09
CIK 59558

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934


For quarter ended March 31, 2003                Commission file number 1-6028

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

Indicate the number of shares outstanding for each issuer's classes of common stock, as of the last practicable date:

As of May 2, 2003 LNC had 177,493,113 shares of Common Stock outstanding.

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports) and (2) has been subject
to such filing requirements for the past 90 days.   Yes [ X ]  No [   ]

The exhibit index to this report is located on page 59.

PART I - FINANCIAL INFORMATION

Item 1  Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS



                                                              March 31                      December 31
                              (000s omitted)                      2003                            2002*
                              --------------                      ----                             ----
ASSETS                                                      (Unaudited)

Investments:
Securities available-for-sale, at fair value:
Fixed maturity (cost 2003 - $31,904,735;
2002 - $31,103,146)                                        $33,886,789                      $32,767,465
Equity (cost 2003 - $241,494;
2002 - $334,493)                                               249,455                          337,216
Mortgage loans on real estate                                4,235,509                        4,205,470
Real estate                                                    242,011                          279,702
Policy loans                                                 1,928,847                        1,945,626
Derivative instruments                                          81,609                           86,236
Other investments                                              384,134                          378,136
                                                           -----------                      -----------

Total Investments                                           41,008,354                       39,999,851

Cash and invested cash                                       1,635,455                        1,690,534

Property and equipment                                         239,360                          242,135

Deferred acquisition costs                                   2,918,952                        2,970,866

Premiums and fees receivable                                   194,007                          212,942

Accrued investment income                                      567,220                          536,720

Assets held in separate accounts                            34,775,152                       36,178,336

Federal income taxes                                            89,071                          317,726

Amounts recoverable from reinsurers                          7,323,473                        7,280,014

Goodwill                                                     1,232,988                        1,233,232

Other intangible assets                                      1,262,981                        1,291,973

Other assets                                                 1,250,565                        1,230,316
                                                           -----------                      -----------
Total Assets                                               $92,497,578                      $93,184,645

* Restated, see Note 2 - Changes in Accounting Principle for more information.

See notes to consolidated financial statements.





LINCOLN NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

-CONTINUED-

                                                              March 31                   December 31
                              (000s omitted)                      2003                         2002*
                              --------------                      ----                          ----
LIABILITIES AND SHAREHOLDERS' EQUITY                        (Unaudited)

Liabilities:
Insurance and Investment Contract Liabilities:

Insurance policy and claim reserves                        $23,619,696                   $23,558,874

Contractholder funds                                        21,843,906                    21,286,396

Liabilities related to separate accounts                    34,775,152                    36,178,336
                                                           -----------                   -----------
Total Insurance and Investment Contract Liabilities         80,238,754                    81,023,606

Short-term debt                                                125,395                       153,045

Long-term debt                                               1,118,644                     1,119,245

Company-obligated mandatorily redeemable preferred
securities of subsidiary trusts holding solely junior
subordinated debentures                                        390,797                       392,658

Other liabilities                                            4,214,982                     4,171,452

Deferred gain on indemnity reinsurance                         958,983                       977,149
                                                           -----------                   -----------
Total Liabilities                                           87,047,555                    87,837,155

Shareholders' Equity:
Series A preferred stock-10,000,000 shares authorized
(3/31/03 liquidation value - $1,534)                               640                           666

Common stock - 800,000,000 shares authorized                 1,446,727                     1,431,342

Retained earnings                                            3,163,176                     3,180,928

Accumulated Other Comprehensive Income (Loss):
Foreign currency translation adjustment                         39,799                        50,780
Net unrealized gain on securities available-for-sale           871,952                       753,272
Net unrealized gain on derivative instruments                   24,973                        28,349
Minimum pension liability adjustment                           (97,244)                      (97,847)
                                                           -----------                   -----------
Total Accumulated Other Comprehensive Income                   839,480                       734,554
                                                           -----------                   -----------

Total Shareholders' Equity                                   5,450,023                     5,347,490
                                                           -----------                   -----------

Total Liabilities and Shareholders' Equity                 $92,497,578                   $93,184,645

* Restated, see Note 2 - Changes in Accounting Principle for more information.

See notes to consolidated financial statements.






LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

                                                                           Three Months Ended
                                                                                March 31
(000s omitted, except per share amounts)                                2003               2002*
----------------------------------------                                ----                ----
                                                                              (Unaudited)
Revenue:

Insurance premiums                                                   $68,297             $77,120
Insurance fees                                                       334,882             354,400
Investment advisory fees                                              44,185              48,010
Net investment income                                                654,648             654,798
Realized loss on investments and
derivative instruments (net of amounts
restored /(amortized) against balance sheet
accounts, Note 4)                                                    (91,437)           (103,343)
Amortization of deferred gain on indemnity reinsurance                18,166              24,162
Other revenue and fees                                                70,586              70,804
                                                                 -----------         -----------
Total Revenue                                                      1,099,327           1,125,951

Benefits and Expenses:

Benefits                                                             613,029             603,396
Underwriting, acquisition, insurance and other expenses              427,514             402,233
Interest and debt expense                                             23,335              24,806
                                                                 -----------         -----------

Total Benefits and Expenses                                        1,063,878           1,030,435
                                                                 -----------         -----------

Income Before Federal Income Taxes                                    35,449              95,516

Federal income taxes                                                  (6,140)              9,911
                                                                 -----------         -----------

Net Income                                                           $41,589             $85,605

Net Income Per Common Share-Basic                                      $0.23               $0.46
Net Income Per Common Share-Diluted                                    $0.23               $0.45

* Restated, see Note 2 - Changes in Accounting Principle for more information.

See notes to consolidated financial statements.




LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                  Three Months Ended March 31
                                                                   Number of Shares                           Amounts
        (000s omitted from dollar amounts)                   2003                      2002          2003                   2002*
        ------------------------------------------           ----                      ----          ----                    ----
                                                                     (Unaudited)                            (Unaudited)
Series A Preferred Stock:
Balance at beginning-of-year                              20,118                    23,034          $666                    $762
Conversion into common stock                                (948)                     (826)          (26)                    (27)
                                                     -----------               -----------   -----------             -----------
Balance at March 31                                       19,170                    22,208           640                     735

Common Stock:
Balance at beginning-of-year                         177,307,999               186,943,738     1,431,342               1,340,002
Conversion of series A preferred stock                    15,168                    13,216            26                      27
Issued/forfeited under benefit plans                     101,796                 1,605,929         2,751                  56,026
Additional paid-in capital - vesting of
stock options granted                                                                             12,608                  12,249
Additional paid-in capital - tax benefit on
stock options                                                                                         --                   1,243
Retirement of common stock                                    --                (1,000,000)           --                  (6,714)
                                                     -----------               -----------   -----------             -----------

Balance at March 31                                  177,424,963               187,562,883     1,446,727               1,402,833

Retained Earnings:
Balance at beginning-of-year                                                                   3,180,928               3,789,870

Comprehensive income                                                                             146,515                 (89,143)
Less other comprehensive income (loss):
Foreign currency translation adjustment                                                          (10,981)                (12,768)
Net unrealized gain on
securities available-for-sale                                                                    118,680                (163,846)
Net unrealized gain on derivative instruments                                                     (3,376)                  1,120
Minimum pension liability adjustment                                                                 603                     746
                                                                                             -----------             -----------

Net Income                                                                                        41,589                  85,605

Retirement of common stock                                                                            --                 (44,214)

Dividends declared:
Series A preferred ($0.75 per share)                                                                 (14)                    (16)
Common stock (2003-$0.335; 2002-$0.320)                                                          (59,327)                (60,036)
                                                                                             -----------             -----------
Balance at March 31                                                                           $3,163,176              $3,771,209

* Restated, see Note 2 - Changes in Accounting Principle for more information.

See notes to consolidated financial statements.


LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Continued)

                                                                                                   Three Months Ended March 31
                                                                                                             Amounts
         (000s omitted from dollar amounts)                                                         2003                   2002*
         ----------------------------------------                                                   ----                    ----
                                                                                                            (Unaudited)
Foreign Currency Translation Adjustment:
Accumulated adjustment at
beginning-of-year                                                                                $50,780                 $(8,062)
Change during the period                                                                         (10,981)                (12,768)
                                                                                             -----------             -----------
Balance at March 31                                                                               39,799                 (20,830)
                                                                                             -----------             -----------

Net Unrealized Gain (Loss) on
Securities Available-for-Sale:
Balance at beginning-of-year                                                                     753,272                 195,681
Change during the period                                                                         118,680                (163,846)
                                                                                             -----------             -----------
Balance at March 31                                                                              871,952                  31,835
                                                                                             -----------             -----------

Net Unrealized Gain (Loss) on Derivative Instruments:
Balance at beginning-of-year                                                                      28,349                  21,523
Change during the period                                                                          (3,376)                  1,120
                                                                                             -----------             -----------
Balance at March 31                                                                               24,973                  22,643
                                                                                             -----------             -----------

Minimum Pension Liability Adjustment:
Balance at beginning-of-year                                                                     (97,847)                (35,959)
Change during the period                                                                             603                     746
                                                                                             -----------             -----------
Balance at March 31                                                                              (97,244)                (35,213)
                                                                                             -----------             -----------
Total Shareholders' Equity
at March 31                                                                                   $5,450,023              $5,173,212


Common Stock at End of Quarter:
Assuming conversion of preferred stock                                                       177,738,083             187,918,211
Diluted basis                                                                                178,372,401             190,176,093

* Restated, see Note 2 - Changes in Accounting Principle for more information.

See notes to consolidated financial statements.




LINCOLN NATION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                       Three Months Ended
                                                                                                            March 31
                   (000s omitted)                                                                   2003                   2002*
         ----------------------------------------                                                   ----                    ----
Cash Flows from Operating Activities:                                                                      (Unaudited)
Net income                                                                                       $41,589                 $85,605
Adjustments to reconcile net income to net cash
(used in) provided by operating activities:
Deferred acquisition costs                                                                       (48,374)                (77,044)
Premiums and fees receivable                                                                      18,936                  23,803
Accrued investment income                                                                        (30,501)                (13,607)
Policy liabilities and accruals                                                                 (114,687)                (44,231)
Contractholder funds                                                                             249,026                 224,134
Amounts recoverable from reinsurers                                                              (43,458)                (65,937)
Federal income taxes                                                                             150,806                  79,004
Federal income taxes paid from proceeds of disposition                                                --                (516,152)
Stock-based compensation expense                                                                  12,608                  12,249
Provisions for depreciation                                                                       15,580                  19,142
Amortization of other intangible assets                                                           24,711                  23,519
Amortization of deferred gain                                                                    (18,166)                (24,162)
Realized loss on investments and derivative instruments                                           91,437                 103,343
Other                                                                                             94,466                 (75,073)
                                                                                             -----------             -----------
Net Adjustments                                                                                  402,384                (331,012)
                                                                                             -----------             -----------
Net Cash Provided by (Used in) Operating Activities                                              443,973                (245,407)

Cash Flows from Investing Activities:
Securities-available-for-sale:
Purchases                                                                                     (3,344,585)             (3,618,731)
Sales                                                                                          1,739,543               2,035,756
Maturities                                                                                       745,227                 606,315
Purchase of other investments                                                                   (256,609)               (206,175)
Sale or maturity of other investments                                                            254,437                 405,198
Decrease in cash collateral on loaned securities                                                      --                (122,004)
Property and equipment purchases                                                                 (57,996)                     --
Property and equipment sales                                                                      48,169                      --
Other                                                                                            (54,188)               (157,875)
                                                                                             -----------             -----------
Net Cash Used in Investing Activities                                                           (926,002)             (1,057,516)

Cash Flows from Financing Activities:
Retirement/call of preferred securities of subsidiary trusts                                          --                 (98,497)
Net (decrease) increase in short-term debt                                                       (27,650)                160,041
Universal life and investment contract deposits1,                                              1,144,019               1,271,083
Universal life and investment contract withdrawals                                              (676,699)               (993,003)
Investment contract transfers                                                                     45,692                (246,000)
Common stock issued for benefit plans                                                              2,751                  56,026
Retirement of common stock                                                                            --                 (50,928)
Other liabilities - retirement of common stock                                                        --                (131,890)
Dividends paid to shareholders                                                                   (61,163)                (59,841)
                                                                                             -----------             -----------
Net Cash Provided by (Used in) Financing Activities                                              426,950                 (93,009)
                                                                                             -----------             -----------
Net Decrease in Cash and Invested Cash                                                           (55,079)             (1,395,932)
Cash and Invested Cash at Beginning-of-Year                                                    1,690,534               3,095,480
                                                                                             -----------             -----------
Cash and Invested Cash at March 31                                                            $1,635,455              $1,699,548

* Restated, see Note 2 - Changes in Accounting Principle for more information.

See notes to consolidated financial statements.



LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation. The accompanying consolidated financial statements include Lincoln National Corporation ("LNC") and its majority-owned subsidiaries. Through subsidiary companies, LNC operates multiple insurance and investment management businesses. The collective group of companies uses "Lincoln Financial Group" as its marketing identity. Operations are divided into four business segments. Less than majority-owned entities in which LNC has at least a 20% interest are reported on the equity basis. These unaudited consolidated statements have been prepared in conformity with accounting principles generally accepted in the United States, except that they do not contain complete notes. However, in the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the results. These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes included in LNC's latest annual report on Form 10-K for the year ended December 31, 2002.

Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2003.

2. Change in Accounting Principle

Accounting for Stock Compensation. Effective January 1, 2003, LNC adopted the fair value recognition method of accounting for its stock option incentive plans under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). On December 31, 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation -Transition and Disclosure" ("FAS 148"), which provides alternative methods of transition for entities that change to the fair value method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure provisions of FAS 123 to require expanded and more prominent disclosure of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. LNC adopted the retroactive restatement method under FAS 148 which requires LNC to restate all prior periods presented to reflect stock-based employee compensation cost under the fair value accounting method in FAS 123 for all employee awards granted, modified or settled in fiscal years beginning after December 15, 1994. The earliest year for which the consolidated income statement will be presented in LNC's 2003 annual report on Form 10-K is 2001 and LNC elects not to restate earlier periods. Prior to January 1, 2003, LNC accounted for its stock option incentive plans using the intrinsic value method of accounting under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related Interpretations. No stock-based compensation cost for stock options was reflected in previously reported results.

The effect of the accounting change on net income as previously reported for 2002, 2001 and the first quarter of 2002 is as follows:



                                                            Year Ended               Quarter Ended
                                                            December  31,                March 31,
          (in millions except per share amounts)         2002          2001                2002
                                                         ----          ----                ----
Net income as previously reported                       $91.6        $590.2               $94.5

Adjustment for effect of change in accounting principle
that is applied retroactively, net of tax effects       (42.8)        (44.6)               (8.9)
                                                     --------      --------              ------

Net income as adjusted                                  $48.8        $545.6               $85.6

Per share amounts:

Earnings per common share - Basic:
Net income as previously reported                       $0.50         $3.13               $0.51

Adjustment for effect of change in accounting principle
that is applied retroactively, net of tax effects       (0.23)        (0.24)              (0.05)
                                                     --------      --------              ------

Net income as adjusted                                  $0.27         $2.89               $0.46

Earnings per common share - Diluted:
Net income as previously reported                       $0.49         $3.05               $0.49

Adjustment for effect of change in accounting principle
that is applied retroactively, net of tax effects       (0.23)        (0.20)              (0.04)
                                                     --------      --------              ------

Net income as adjusted                                  $0.26         $2.85               $0.45

                                                            December 31,
                                                         2002          2001        March 31, 2002
                                                         ----          ----        --------------
Retained earnings:
Retained earnings as previously reported             $3,268.3      $3,834.4            $3,824.6

Cumulative adjustment for effect of change
in accounting principle that is applied
retroactively, net of tax effects                       (87.4)        (44.6)              (53.4)
                                                     --------      --------              ------

Retained earnings as adjusted                        $3,180.9      $3,789.8            $3,771.2


Although LNC did not recognize compensation expense for stock options under the intrinsic value method of accounting in accordance with APB 25, a tax benefit was recognized in additional paid-in capital for stock options that were exercised through December 31, 2002. Because LNC elected not to restate periods prior to 2001 in the adoption of FAS 123, the tax benefit for options granted after December 31, 1994 and exercised prior to January 1, 2001 had to be determined under the fair value method and then compared to the tax benefit that was previously recorded in additional paid-in capital upon exercise. As of January 1, 2001, a tax benefit was calculated under the fair value method for outstanding stock options granted after December 31, 1994 that vested prior to January 1, 2001. An adjustment of $26.5 million was made to increase additional paid-in capital and the deferred tax asset as of January 1, 2001 for the adoption of FAS 123.

Accounting for Costs Associated with Exit or Disposal Activities. In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("FAS 146"), which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Action (including Certain Costs Incurred in a Restructuring)" ("Issue 94-3"). The principal difference between FAS 146 and Issue 94-3 is that FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than at the date of an entity's commitment to an exit plan. FAS 146 is effective for exit or disposal activities after December 31, 2002. LNC adopted FAS 146 on January 1, 2003 and the adoption of the Statement will affect the timing of when an expense is recognized for restructuring activities.

Accounting for Variable Interest Entities. In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("Interpretation No. 46"), which requires the consolidation of variable interest entities ("VIE") by an enterprise if that enterprise has a variable interest that will absorb a majority of the VIE's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur, or both. If one enterprise will absorb a majority of a VIE's expected losses and another enterprise will receive a majority of that VIE's expected residual returns, the enterprise absorbing a majority of the losses shall consolidate the VIE. VIE refers to an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. This Interpretation applies in the third quarter of 2003 to VIEs in which an enterprise holds a variable interest that is acquired before February 1, 2003. This Interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated.

Among the matters that LNC is currently reviewing in connection with the third quarter 2003 effective date of Interpretation No. 46 to existing VIEs is the potential application to Collateralized Debt Obligation (CDO) pools that are managed by LNC. Because the fees earned by LNC for managing these CDOs are required to be included in the analysis of expected residual returns, it is possible that such CDO pools may fall under the consolidation requirements of Interpretation No. 46. While LNC does not currently have access to all information necessary to determine the ultimate effects of such a required consolidation (because LNC is not the trustee or administrator to the CDOs), based upon currently available information, LNC estimates that the effect of consolidation would result in recording additional assets and liabilities on LNC's consolidated balance sheet of about $800 million. If such liabilities are required to be recorded, LNC would disclose that such liabilities are without recourse to LNC, as LNC's role of investment manager for such CDO pools does not expose LNC to risk of loss.

Although LNC and the industry continue to review the new rules, at the present time LNC does not believe there are other significant VIEs that would result in consolidation with LNC, beyond the managed CDOs discussed above.

3. Federal Income Taxes

The effective tax rate on net income is lower than the prevailing corporate federal income tax rate principally from tax-preferred investment income. LNC recorded a tax benefit on the income before Federal income taxes for the three months ended March 31, 2003 due to the fact that LNC earns tax-preferred investment income that does not change proportionately with the overall change in earnings or losses before Federal income taxes.

4. Supplemental Financial Data

A roll forward of the balance sheet account, "Deferred Acquisition Costs," is as follows:

                                                  Three Months Ended
                                                       March  31
(in millions)                                  2003                2002
                                               ----                ----
Balance at beginning-of-period             $2,970.9            $2,885.3
Deferral                                      148.5               147.9
Amortization                                 (100.2)              (70.4)
Adjustment related to realized losses on
securities available-for-sale                  30.0                41.9
Adjustment related to unrealized gains
(losses) on securities available-for-sale    (119.4)              114.9
Foreign currency translation adjustment       (10.8)              (12.2)
Other                                            --                 7.5
                                           --------             -------
Balance at end-of-period                   $2,919.0            $3,114.9

Realized gains and losses on investments and derivative instruments on the Statements of Income for the three months ended March 31, 2003 and 2002 are net of amounts restored or (amortized) against deferred acquisition costs of $30.0 million and $41.9 million, respectively. In addition, realized gains and losses for the three months ended March 31, 2003 and 2002 are net of adjustments made to policyholder reserves of $38.9 million and $3.4 million, respectively. LNC has either a contractual obligation or has a consistent historical practice of making allocations of investment gains or losses to certain policyholders.

Details underlying the income statement caption, "Underwriting, Acquisition, Insurance and Other Expenses," are as follows:

                                                  Three Months Ended
                                                       March  31
(in millions)                                  2003                2002
-------------                                  ----                ----
Commissions                                  $125.7              $144.2
Other volume related expenses                  71.5                54.7
Operating and administrative expenses         217.8               220.7
Deferral of acquisition costs                (148.5)             (147.9)
Amortization of deferred acquisition costs    100.2                70.4
Other intangibles amortization                 24.7                23.5
Restructuring charges                           5.5                  --
Other                                          30.6                36.6
                                           --------             -------
Total                                        $427.5              $402.2

The carrying amount of goodwill by reportable segment as of March 31, 2003 and December 31, 2002 was as follows:


(in millions)                     March 31, 2003           December 31, 2002
                                        2003                     2002
                                        ----                     ----
Lincoln Retirement                     $64.1                    $64.1
Life Insurance                         855.1                    855.1
Investment Management                  300.7                    300.7
Lincoln UK                              13.1                     13.3
                                    --------                  -------
Total                               $1,233.0                 $1,233.2

The consolidated carrying value of goodwill as of March 31, 2003 changed from the balance as of December 31, 2002 as a result of the translation of the Lincoln UK balance from British pounds to U.S. dollars based on the prevailing exchange rate as of the balance sheet date.

For intangible assets subject to amortization, the total gross carrying amount and accumulated amortization in total and for each major intangible asset class by segment are as follows:



                                                 As of March 31, 2003                           As of December 31, 2002
(in millions)                         Gross Carrying            Accumulated          Gross Carrying               Accumulated
                                              Amount           Amortization                  Amount              Amortization
                                              ------           ------------                  ------              ------------
Amortized Intangible Assets:

Lincoln Retirement Segment:
Present value of in-force                     $225.0                 $104.6                  $225.0                    $102.3

Life Insurance Segment:
Present value of in-force                    1,254.2                  381.5                 1,254.2                     364.1

Investment Management Segment:
Client lists                                   103.6                   63.8                   103.6                      61.8

Lincoln UK Segment:
Present value of in-force*                     337.8                  107.7                   344.2                     106.8
                                            --------               --------                --------                  --------

Total                                       $1,920.6                 $657.6                $1,927.0                    $635.0

* The gross carrying amount of the present value of in-force for the Lincoln UK segment changed from December 31, 2002 to March 31, 2003 due to the translation of the balances from British pounds to U.S. dollars based on the prevailing exchange rate as of the balance sheet dates.

The aggregate amortization expense for other intangible assets for the three months ended March 31, 2003 and 2002 were $24.7 million and $23.5 million, respectively.

Future estimated amortization of other intangible assets is as follows
(in millions):

2003 - $67.1      2004 - $87.4      2005 - $85.8

2006 - 84.9       2007 -  84.8      Thereafter - 853.0

The amount shown above for 2003 is the amortization expected for the remainder of 2003 from March 31, 2003.



5. Restrictions, Commitments and Contingencies

Statutory Restriction. LNC's insurance subsidiaries are subject to certain insurance department regulatory restrictions as to the transfer of funds and payment of dividends to the holding company. Generally, these restrictions pose no short-term liquidity concerns for the holding company. However, the acquisition of two blocks of business in 1998 resulted in negative statutory earned surplus for The Lincoln National Life Insurance Company ("LNL") which triggered certain approval requirements in order for LNL to declare and pay dividends to LNC. As a result of negative earned surplus, LNL was required to obtain the prior approval of the Indiana Insurance Commissioner ("Commissioner") before paying any dividends to LNC
until its statutory earned surplus became positive.   During the first
quarter 2002, LNL received approval from the Commissioner to reclassify total dividends of $495 million paid to LNC in 2001 from LNL's earned surplus to paid-in-capital. This change plus the increase in statutory earned surplus from the indemnity reinsurance transaction with Swiss Re resulted in positive statutory earned surplus for LNL at December 31, 2001.

In general, dividends are not subject to prior approval from the Commissioner provided LNL's statutory earned surplus is positive and such dividends do not exceed the standard limitation of the greater of 10% of total statutory earned surplus or the amount of statutory earnings in the prior calendar year. As a result of the payment of dividends and statutory losses in 2002, LNL's statutory earned surplus was negative as of December 31, 2002. The statutory losses resulted from realized losses on investments, the effect of the equity markets and the reserve strengthening in 2002 related to the reinsurance business sold to Swiss Re. Due to the negative statutory earned surplus as of December 31, 2002, any dividend(s) paid by LNL in 2003 will be subject to prior approval from the Commissioner. As occurred in 2001, dividends approved and paid while statutory earned surplus is negative are expected to be classified as a reduction to paid-in-capital.

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

Reinsurance Contingencies. On December 7, 2001, Swiss Re acquired LNC's reinsurance operation. The transaction structure involved a series of indemnity reinsurance transactions combined with the sale of certain stock companies that comprised LNC's reinsurance operation.

On October 29, 2002 LNC and Swiss Re settled disputed matters totaling about $770 million that had arisen in connection with the final closing balance sheets associated with Swiss Re's acquisition of LNC's reinsurance operations. The settlement provided for a payment by LNC of $195 million to Swiss Re, which was recorded by LNC as a reduction in deferred gain. As a result of additional information made available to LNC following the settlement with Swiss Re in the fourth quarter of 2002, LNC recorded a further reduction in the deferred gain of $51.6 million after-tax ($79.4 million pre-tax), as well as a $9.4 million after-tax ($8.3 million pre-tax) reduction in the gain on the sale of subsidiaries.

As part of the dispute settlement, LNC also paid $100 million to Swiss Re in satisfaction of LNC's $100 million indemnification obligation with respect to personal accident business. As a result of this payment, LNC has no further underwriting risk with respect to the reinsurance business
sold.   However, because LNC has not been relieved of its legal liabilities to the underlying ceding companies with respect to the portion of the business reinsured by Swiss Re, under FAS 113 the reserves for the underlying reinsurance contracts as well as a corresponding reinsurance recoverable from Swiss Re will continue to be carried on LNC's balance sheet during the run-off period of the underlying reinsurance business. This is particularly relevant in the case of the exited personal accident and disability income reinsurance lines of business where the underlying reserves are based upon various estimates that are subject to considerable uncertainty.

As a result of developments and information obtained during 2002 relating to personal accident and disability income matters, LNC increased these exited business reserves by $198.5 million after-tax ($305.4 million pre-tax). After giving effect to LNC's $100 million indemnification obligation, LNC recorded a $133.5 million after-tax ($205.4 million pre-tax) increase in reinsurance recoverable from Swiss Re with a corresponding increase in the deferred gain.

Because of ongoing uncertainty related to personal accident and disability income businesses, the reserves related to these exited business lines carried on LNC's balance sheet at December 31, 2002 may ultimately prove to be either excessive or deficient. For instance, in the event that future developments indicate that these reserves should be increased, under FAS 113 LNC would record a current period non-cash charge to record the increase in reserves. Because Swiss Re is responsible for paying the underlying claims to the ceding companies, LNC would record a corresponding increase in reinsurance recoverable from Swiss Re. However, FAS 113 does not permit LNC to take the full benefit in earnings for the recording of the increase in the reinsurance recoverable in the period of the change. Rather, LNC would increase the deferred gain recognized upon the closing of the indemnity reinsurance transaction with Swiss Re and would report a cumulative amortization "catch-up" adjustment to the deferred gain balance as increased earnings recognized in the period of change. Any amount of additional increase to the deferred gain above the cumulative amortization "catch-up" adjustment must continue to be deferred and will be amortized into income in future periods over the remaining period of expected run-off of the underlying business. No cash would be transferred between LNC and Swiss Re as a result of these developments.

Accordingly, even though LNC has no continuing underwriting risk, and no cash would be transferred between LNC and Swiss Re, in the event that future developments indicate LNC's March 31, 2003 personal accident or disability income reserves are deficient or redundant, FAS 113 requires LNC to adjust earnings in the period of change, with only a partial offset to earnings for the cumulative deferred gain amortization adjustment in the period of change. The remaining amount of increased gain would be amortized into earnings over the remaining run-off period of the underlying business.

United Kingdom Selling Practices. Various selling practices of the Lincoln UK operations have come under scrutiny by the U.K. regulators. These include the sale and administration of individual pension products, mortgage endowments and the selling practices of City Financial Partners Limited ("CFPL"), a subsidiary company purchased in December 1997. Regarding the sale and administration of pension products to individuals, regulatory agencies have raised questions as to what constitutes appropriate advice to individuals who bought pension products as an alternative to participation in an employer-sponsored plan. In cases of alleged inappropriate advice, an extensive investigation has been or is being carried out and the individual put in a position similar to what would have been attained if the individual had remained in an employer-sponsored plan.

Following allegations made by the U.K. Consumers' Association (an organization which acts on behalf of consumers of goods and services provided in the U.K.) concerning various selling practices of CFPL, LNC conducted an internal review of 5,000 ten-year savings plans sold by CFPL during the period September 1, 1998 to August 31, 2000 and, following discussions with the U.K. regulator, LNC extended this review to all customers with a ten-year savings plan sold by CFPL to determine whether the sales of those policies were appropriate. As of March 31, 2003, this review was substantially complete. On April 16, 2003, the Financial Services Authority ("FSA") fined Lincoln UK $762,600 related to the ten-year savings plans sold by CFPL. This concludes the FSA investigation on this matter.

At March 31, 2003 and December 31, 2002, the aggregate liability associated with Lincoln UK selling practices was $56.2 million and $82.2 million, respectively. The decrease in the aggregate liability was a result of redress payments and expenditures partially offset by exchange rate fluctuation. See discussion in LNC's Form 10-K for the year ended December 31, 2002 for background on these matters including pension mis-selling, mortgage endowment and other Lincoln UK selling practice issues. The reserves for these issues are based on various estimates that are subject to considerable uncertainty. Accordingly, the aggregate liability may prove to be deficient or excessive. However, it is management's opinion that future developments regarding Lincoln UK selling practices will not materially affect the consolidated financial position of LNC.

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

In 2001, LNL concluded the settlement of all class action lawsuits alleging fraud in the sale of LNL non-variable universal life and participating whole life policies issued between January 1, 1981 and December 31, 1998. Since 2001, LNL has reached settlements with a substantial number of the owners of policies that opted out of the class action settlement. LNL continues to defend a small number of opt out claims and lawsuits. While there is continuing uncertainty about the ultimate costs of settling the remaining opt out cases, it is management's opinion that established reserves are adequate and future developments will not materially affect the consolidated financial position of LNC.

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

Guarantees. LNC has guarantees with off-balance-sheet risks whose contractual amounts represent credit exposure. Guarantees with off-balance sheet risks having contractual values of $22.0 million and $22.4 million were outstanding at March 31, 2003 and December 31, 2002, respectively.

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

In addition, certain subsidiaries of LNC have sold commercial mortgage loans through grantor trusts, which issued pass-through certificates.
These subsidiaries have agreed to repurchase any mortgage loans which remain delinquent for 90 days at a repurchase price substantially equal to the outstanding principal balance plus accrued interest thereon to the date of repurchase. In case of default on the mortgage loans, LNC has recourse to the underlying real estate. It is management's opinion that the value of the properties underlying these commitments is sufficient that in the event of default, the impact would not be material to LNC. These guarantees expire in 2004 through 2009.

Derivative Instruments. LNC maintains an overall risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate risk, foreign currency risk, equity risk, and credit risk. LNC assesses these risks by continually identifying and monitoring changes in interest rate exposure, foreign currency exposure, equity market exposure, and credit exposure that may adversely impact expected future cash flows and by evaluating hedging opportunities. Derivative instruments that are currently used as part of LNC's interest rate risk management strategy include interest rate swaps, interest rate caps and swaptions. Derivative instruments that are used as part of LNC's foreign currency risk management strategy include foreign currency swaps and foreign exchange forwards.
Call options on LNC stock are used as part of LNC's equity market risk management strategy.

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

LNC and LNL are required to maintain minimum ratings as a matter of routine practice in negotiating ISDA agreements. Under the majority of ISDA agreements and as a matter of policy, LNL has agreed to maintain financial strength or claims-paying ratings above S&P BBB and Moody's Baa2. LNC is required to maintain long-term senior debt ratings above S&P BBB and Moody's Baa2. A downgrade below these levels would result in termination of the derivatives contract at which time any amounts payable by LNC would be dependent on the market value of the underlying derivative contract. In certain transactions, LNC and the counterparty have entered into a collateral support agreement requiring LNC to post collateral upon significant downgrade. LNC also requires for its own protection minimum rating standards for counterparty credit protection. LNL is required to maintain financial strength or claims-paying ratings above S&P A- and Moody's A3 under certain ISDA agreements, which collectively do not represent material notional exposure. LNC does not believe the inclusion of termination or collateralization events pose any material threat to its liquidity position.

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


6. Segment Disclosures

LNC has four business segments: Lincoln Retirement (formerly known as the Annuities segment), Life Insurance, Investment Management and Lincoln UK.


The following tables show financial data by segment:

                                                             Three Months Ended
                                                                  March 31
                                    (in millions)            2003          2002 (1)
                                    -------------            ----          ----
Revenue:
Lincoln Retirement                                         $397.8        $453.0
Life Insurance                                              457.5         423.9
Investment Management (2)                                   102.1         107.3
Lincoln UK                                                   68.9          53.2
Other Operations                                            159.5         166.8
Consolidating adjustments                                   (86.5)        (78.2)
                                                         --------      --------
Total                                                    $1,099.3      $1,126.0

Income (Loss) before Federal Income Taxes
(Tax Benefits):
Lincoln Retirement                                         $(13.3)        $45.1
Life Insurance                                               68.7          62.6
Investment Management                                         1.9           3.4
Lincoln UK                                                   10.6           9.8
Other Operations (includes interest expense)                (32.5)        (25.4)
Consolidating adjustments                                      --            --
                                                         --------      --------
Total                                                       $35.4         $95.5

Federal Income Taxes (Tax Benefits):
Lincoln Retirement                                         $(20.2)        $(1.5)
Life Insurance                                               20.2          19.1
Investment Management                                         0.9           1.3
Lincoln UK                                                    3.8          (0.5)
Other Operations                                            (10.9)         (8.5)
Consolidating adjustments                                      --            --
                                                         --------      --------
Total                                                       $(6.2)         $9.9

Net Income (Loss):
Lincoln Retirement                                           $6.9         $46.6
Life Insurance                                               48.5          43.5
Investment Management                                         1.0           2.1
Lincoln UK                                                    6.8          10.3
Other Operations (includes interest expense)                (21.6)        (16.9)
Consolidating adjustments                                      --            --
                                                         --------      --------
Net Income (Loss)                                           $41.6         $85.6



                                                         March 31   December 31
                                    (in millions)            2003          2002 (1)
                                    -------------            ----          ----
Assets:
Lincoln Retirement                                      $52,154.8     $52,896.4
Life Insurance                                           19,729.6      19,591.6
Investment Management                                     1,447.3       1,461.4
Lincoln UK                                                6,909.5       7,327.1
Other Operations                                         14,476.6      13,951.4
Consolidating adjustments                                (2,220.2)     (2,043.3)
                                                         --------      --------
Total                                                   $92,497.6     $93,184.6

(1) 2002 amount have been restated for the retroactive adoption of FAS 123.
See Note 2 for additional information.

(2) Revenues for the Investment Management segment include inter-segment revenues for asset management services provided to the other segments of LNC. These inter-segment revenues totaled $20.9 million and $21.2 million for the three months ended March 31, 2003 and 2002, respectively.



7. Earnings Per Share

Per share amounts for net income are shown in the income statement using 1) an earnings per common share basic calculation and 2) an earnings per
common share-assuming dilution calculation.   Reconciliations of the
factors used in the two calculations are as follows:



                                                                               Three Months Ended
                                                                                    March 31
                                                                        2003                           2002
-----------------------------------------------------------------------------------------------------------
Numerator: [millions]
Net income as used in basic calculation                               $41.6                           $85.6
Dividends on convertible preferred stock and adjustments
for minority interests                                                    *                               *
Numerator: [in millions]                                       ------------                    ------------
Net income as used in diluted calculation                             $41.6                           $85.6
* Less than $100,000

Denominator: [number of shares]
Weighted-average shares, as used in basic calculation           177,009,728                     186,848,304
Shares to cover conversion of preferred stock                       316,745                         359,880
Shares to cover non-vested stock                                     50,693                          44,793
Average stock options outstanding during the period               6,388,391                      18,194,632
Assumed acquisition of shares with assumed proceeds
and benefits from exercising stock options (at average
market price for the period)                                     (5,765,795)                    (14,566,174)
Shares repurchaseable from measured but unrecognized
stock option expense                                               (606,034)                     (1,709,461)
Average deferred compensation shares                                933,935                         837,693
                                                               ------------                    ------------
Weighted-average shares, as
used in diluted calculation                                     178,327,663                     190,009,667

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



8. Employee Benefit Plans

Stock Compensation. Refer to Note 6 to the audited financial statements in LNC's annual report on Form 10-K for the year ended December 31, 2002, for a detailed discussion of this matter.


LNC Stock Options
Information with respect to the LNC incentive plans involving stock options is as follows:

                                               Options Outstanding                    Options Exercisable
                                               -------------------                    -------------------
                                                              Weighted-                              Weighted-
                                                               Average                                Average
                                           Shares           Exercise Price        Shares           Exercise Price
-----------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002           18,608,009               $38.89        10,883,053               $38.87

Granted-original                          398,174                25.11
Granted-reloads                            25,085                28.76
Exercised (includes shares tendered)     (181,655)               32.02
Forfeited                                (330,633)               41.64
                                     ------------         ------------
Balance at March 31, 2003              18,518,980               $38.68        13,171,660               $38.19

Total compensation expense for LNC incentive plans involving stock options for the three months ended March 31, 2003 and 2002 was $5.8 million after-tax ($8.2 million pre-tax) and $7.0 million after-tax ($9.6 million pre-tax), respectively.



Performance Vesting Awards

Effective January 1, 2003, LNC's employee stock option compensation plan and long-term cash incentive compensation plan were revised and combined to provide for performance vesting, and to provide for awards that may be paid out in a combination of LNC stock options, performance shares of LNC stock and cash. The performance measures for the initial grant under the new plan will compare LNC's performance relative to a selected group of peer companies, over a three-year performance measurement period. Comparative performance measures for these initial awards are: relative growth in earnings per share, return on equity and total share performance. Certain participants in the new plans selected from various combinations of stock options, performance shares and cash in determining the form of their award. Other participants will have their award paid in performance shares.

New grants of LNC option awards are expected be made under the general terms of this new performance-vesting plan. However, the separate stock option incentive plans previously established by Delaware Investments U.S., Inc. ("DIUS") and DIAL Holding Company, Inc. ("DIAL"), both wholly-owned subsidiaries of Delaware Management Holdings, Inc., are expected to continue under their existing plan designs. See the information provided below under the caption "Delaware Investment U.S. Inc. ("DIUS") and DIAL Holding Company, Inc. ("DIAL") Plans."

In the first quarter of 2003, LNC granted a combination of performance vesting stock options, performance share units, and performance vesting cash awards under the new plan. LNC granted 312,099 of 10-year LNC stock options, subject to three-year performance vesting. The actual number of stock options that will vest will be determined by the level of achievement on LNC's three performance measures over the three-year performance measurement period. Expense of $0.1 million after tax ($0.1 million pre-tax) were recorded in the first quarter of 2003 for these LNC stock options. This amount is included in the total LNC stock option expense reported in the first quarter of 2003 as discussed above under the caption "LNC Stock Options."

Also in the first quarter of 2003, LNC granted 741,693 performance share units which could result in the issuance of LNC shares upon the conclusion of the three-year performance period. The actual number of LNC shares issued will be determined by the level of achievement on LNC's three performance measures over this time-frame. The expense recorded in the first quarter of 2003 associated with these performance share units was $1.0 million after-tax ($1.6 million pre-tax). Finally, LNC granted awards that will be paid in an amount of cash to be determined by the level of achievement on LNC's three performance measures over the three-year performance measurement period. The expense recorded in the first quarter of 2003 with respect to these performance based cash awards was $0.1 million after-tax ($0.2 million pre-tax).

All expense calculations for performance vesting stock options, performance shares, and performance vesting cash awards that were granted in the first quarter of 2003 have been based upon the current assumption that the actual performance achievement over the three-year performance measurement period will result in target levels of long-term incentive compensation payouts. As the three-year performance period progresses, LNC will continue to refine its estimate of the expense associated with these awards so that by the end of the three-year performance period, LNC's cumulative expense will reflect the actual level of awards that vest.

Stock Appreciation Rights ("SARs")

Information with respect to the LNC incentive plan involving SARs is as follows:



                                                 SARs Outstanding                       SARs Exercisable
                                                 ----------------                       ----------------
                                                              Weighted-                             Weighted-
                                                               Average                               Average
                                              Shares        Exercise Price           Shares       Exercise Price
----------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002               1,382,248            $39.20              301,108           $32.06

Granted-original                             320,025             25.11
Exercised (includes shares tendered)          (2,375)            31.91
Forfeited                                    (20,925)            37.05
                                            --------          --------
Balance at March 31, 2003                  1,678,973            $36.56              664,783           $35.40

Total compensation expense (income) for the LNC incentive plan involving
SARs for the three months ended March 31, 2003 and 2002 was ($0.5) million after-tax ($0.8 million pre-tax) and $1.2 million after-tax ($2.0 million pre-tax), respectively.


Delaware Investment U.S. Inc. ("DIUS") and DIAL Holding Company, Inc. ("DIAL") Plans

At March 31, 2003, DIUS had 10,000,000 shares of common stock outstanding. Information with respect to the DIUS incentive plan involving stock options is as follows:


                                                     Options                               Options
                                                   Outstanding                            Exercisable
                                               -------------------                    -------------------
                                                              Weighted-                              Weighted-
                                                               Average                                Average
                                           Shares           Exercise Price        Shares           Exercise Price
----------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002            1,087,996              $104.31           280,877              $103.61
Granted-original                          277,200                98.71
Exercised (includes shares tendered)           --                   --
Forfeited                                 (65,452)              105.18
                                         --------             --------
Balance at March 31, 2003               1,299,744              $103.07           327,489              $104.37



At March 31, 2003, DIAL had 10,000,000 shares of common stock outstanding. Information with respect to the DIAL incentive plan involving stock options is as follows:




                                                     Options                               Options
                                                   Outstanding                            Exercisable
                                               -------------------                    -------------------
                                                              Weighted-                              Weighted-
                                                               Average                                Average
                                           Shares           Exercise Price        Shares           Exercise Price
-----------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002            1,088,010               $25.76           202,703               $25.47
Granted-original                          583,579                26.79
Exercised (includes shares tendered)           --                   --
Forfeited                                      --                   --
Balance at March 31, 2003               1,671,589               $26.12           202,703               $25.47

Compensation expense for the DIUS and DIAL incentive plan involving stock options for the three months ended March 31, 2003 and 2002 totaled $2.0 million after-tax ($2.7 million pre-tax) and $1.8 million after-tax ($2.6 million pre-tax), respectively.


9. Restructuring Charges

Included in the discussion below are restructuring plans that were implemented during the years 1999 through 2002 that were not yet completed as of December 31, 2002. Any restructuring plans that were implemented during the years 1999 through 2001 that were completed as of December 31, 2002 are not included in the discussion below. For discussion of these completed plans, see Note 12 of LNC's annual report on Form 10-K for the year ended December 31, 2002. The aggregate charges associated with the restructuring plans were included in Underwriting, Acquisition, Insurance and Other Expenses on the Consolidated Statements of Income in the period incurred.

1999 Restructuring Plan
During 1999, LNC implemented a restructuring plan relating to the streamlining of Lincoln UK's operations. The following table provides information about this restructuring plan.

                                                    Lincoln UK
             (in millions)                            Plan
             -------------                          -------
Employee severance and termination benefits            $3.9

Other Costs- Rent on abandoned office space            $6.1
                                                    -------
1999 Restructuring Charge (pre-tax)                   $10.0

Amounts expended through December 31, 2002             $7.5

Amounts reversed through December 31, 2002               $-
                                                    -------
Restructuring reserve at December 31, 2002             $2.5

Amounts expended in the first quarter of 2003          $0.7

Amounts reversed in the first quarter of 2003            $-
                                                    -------
Restructuring reserve at March 31, 2003                $1.8
                                                    =======
Positions to be eliminated under original plan          119
Actual positions eliminated through March 31, 2003      112
Expected completion date                               2016


2000 Restructuring Plan
During 2000, LNC implemented a restructuring plan relating to the exit of all direct sales and sales support operations of Lincoln UK and the consolidation of its Uxbridge home office with its Barnwood home office. The following table provides information about this restructuring plan.

                                                    Lincoln UK
             (in millions)                            Plan
             -------------                          -------
Employee severance and termination benefits           $29.8
Write-off of impaired assets                          $39.2
Other Costs                                           $30.4
                                                    -------
2000 Restructuring Charge (pre-tax)                   $99.4

Amounts expended and written-off through
December 31, 2002                                     $88.0

Amounts reversed through December 31, 2002             $1.7
                                                    -------
Restructuring reserve at December 31, 2002             $9.7

Amounts expended in the first quarter of 2003          $0.4

Amounts reversed in the first quarter of 2003            $-
                                                    -------
Restructuring reserve at March 31, 2003                $9.3
                                                    =======
Positions to be eliminated under original plan          671
Actual positions eliminated through March 31, 2003      671
Expected completion date                               2015


2001 Restructuring Plan
During 2001, LNC implemented restructuring plans relating to 1) the elimination of duplicative functions in the Schaumburg, Illinois operations of First Penn-Pacific (FPP), and the absorption of these functions into the Lincoln Retirement and Life Insurance segment operations in Fort Wayne, Indiana and Hartford, Connecticut, respectively; 2) the planned consolidation of the Boston, Massachusetts investment and marketing office with the Philadelphia, Pennsylvania investment and marketing operations in order to eliminate redundant facilities and functions within the Investment Management segment; 3) the combination of LFD channel oversight, positioning of LFD to take better advantage of ongoing "marketplace consolidation" and expansion of the customer base of wholesalers in certain non-productive territories, recorded in "Other Operations"; and 4) the consolidation of operations and space in LNC's Fort Wayne, Indiana operations, recorded in "Other Operations". The following table provides information about these restructuring plans.


                                                           Schaumburg   Boston Office    LFD Plan-        Fort Wayne
            (in millions)                                     Plan      Consolidation  4th Quarter        Operations  Total
            -------------                                  ----------   -------------  -----------        ----------  -----
Employee severance and termination benefits                   $3.2                 $-         $3.8              $0.3   $7.3
Write-off of impaired assets                                    $-               $0.1            0              $3.2   $3.3
Other Costs:
Termination of equipment leases                                 $-                 $-           $-              $1.4   $1.4
Rent on abandoned office space                                $0.9               $0.5           $-             $19.5  $20.9
                                                           -------            -------      -------           ------- ------
Total 2001 Restructuring Charges (pre-tax)                    $4.1               $0.6         $3.8             $24.4  $32.9

Amounts expended and written-off through Dec. 31, 2002        $3.7               $0.2          3.8             $22.3  $30.0
Amounts reversed through December 31, 2002                    $0.1                 $-           $-              $1.5   $1.6
                                                           -------            -------      -------           ------- ------
Restructuring reserve at December 31, 2002                    $0.3               $0.4           $-              $0.6   $1.3

Amounts expended in the first quarter of 2003                 $0.1                 $-           $-              $0.1   $0.2
Amounts reversed in the first quarter of 2003                   $-                 $-           $-                $-     $-
                                                           -------            -------      -------           ------- ------
Restructuring reserve at March 31, 2003                       $0.2               $0.4           $-              $0.5   $1.1
                                                           =======            =======      =======           ======= ======
Positions to be eliminated under original plan                  27                  -           63                 9
Actual positions eliminated through March 31, 2003              26                  -           62                19
Expected completion date                          1st Quarter 2004   4th Quarter 2005    Completed  2nd Quarter 2004



2002 Restructuring Plan
During the second quarter of 2002, Lincoln Retirement completed a review of its entire internal information technology organization. As a result of that review, Lincoln Retirement decided in the second quarter of 2002 to reorganize its IT organization in order to better align the activities and functions conducted within its own organization and its
IT service providers.   This change was made in order to focus Lincoln
Retirement on its goal of achieving a common administrative platform for its annuities products, to better position the organization and its service providers to respond to changing market conditions, and to reduce overall costs in response to increased competitive pressures. The following table provides information about this restructuring plan.

                                                            Lincoln
                                                          Retirement
             (in millions)                                   Plan
             -------------                                  -------
Employee severance and termination benefits                    $1.6
                                                            -------
2002 Restructuring Charge (pre-tax)                            $1.6

Amounts expended through December 31, 2002                     $0.9
Amounts reversed through December 31, 2002                       $-
                                                            -------
Restructuring reserve at December 31, 2002                     $0.7

Amounts expended in the first quarter of 2003                  $0.3
Amounts reversed in the first quarter of 2003                    $-
                                                            -------
Restructuring reserve at March 31, 2003                        $0.4
                                                            =======

Positions to be eliminated under original plan                   49
Actual positions eliminated through March 31, 2003               49
Expected completion date                           3rd Quarter 2003


2003 Restructuring Plans
In January 2003, the Life Insurance segment announced that it was realigning its operations in Hartford, Connecticut and Schaumburg, Illinois to enhance productivity, efficiency and scalability while positioning the segment for future growth. The financial impact of the realignment will result in the Life Insurance segment incurring costs of approximately $15-17 million after-tax during 2003.

Through March 31, 2003, the total expense incurred for the Life Insurance segment realignment was $4.1 million ($6.4 million pre-tax), which was accounted for in accordance with FAS 146. This total includes pre-tax costs of $4.5 million for severance and termination benefits related to the elimination of 148 positions, the write-off of software costs of $1.8 million and other costs of $0.1 million. Of this total, $3.6 million ($5.5 million pre-tax) qualified as a restructuring charge in accordance with FAS 146 and the remaining $0.5 million ($0.8 million pre-tax) was recorded as operating and administrative expense.

In February 2003, Lincoln Retirement announced plans to consolidate its fixed annuity operations in Schaumburg, Illinois into Fort Wayne, Indiana. Restructuring costs under the plan are expected to be $3-$5 million after-tax and are expected to be incurred during 2003. Through March 31, 2003, no expenses have been incurred under this plan.

Item 2  Management's Discussion and Analysis of Financial Information

Forward Looking Statements - Cautionary Language This report, among other things, reviews the results of operations of LNC Consolidated, LNC's four business segments and "Other Operations"; LNC's consolidated investments; and consolidated financial condition including liquidity, cash flows and capital resources. Historical financial information is presented and analyzed. This report and other written or oral statements made by LNC or on LNC's behalf may contain forward-looking statements. Where appropriate, factors that may affect future financial performance are identified and discussed. Certain statements made in this report are "forward-looking statements" within the meaning of the Securities Litigation Reform Act of 1995 (the "Act"). A forward-looking statement is any statement that is not a historical fact and, without limitation, includes any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain words like: "believe", "anticipate", "expect", "estimate", "project", "will", "shall" and other words or phrases
with similar meaning.   LNC claims the protection afforded by the safe
harbor for forward-looking statements provided by the Act.

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from the results contained in the forward-looking statements. These risks and uncertainties include, among others, subsequent significant changes in:

* the Company (e.g., acquisitions and divestitures of legal entities and blocks of business - directly or by means of reinsurance transactions);
* financial markets (e.g., interest rates and securities markets and stock and bond market performance);
* the performance of the investment portfolios of LNC's subsidiaries and of the portfolios which they manage (both internal and external);
* competitors and competing products and services;
* LNC's ability to operate its businesses in a relatively normal manner;
* legislation (e.g., corporate, individual, estate and product taxation) including the Bush Administration's tax proposals on dividends and retirement savings;
* the price of LNC's stock;
* accounting principles generally accepted in the United States;
* regulations (e.g., insurance and securities regulations);
* debt and claims-paying ratings issued by nationally recognized statistical rating organizations;
* and the National Association of Insurance Commissioners' (NAIC) capital requirements.

 Other risks and uncertainties include:
* the risk that significant accounting, fraud or corporate governance issues may adversely affect the value of certain investments in the portfolios of LNC's companies;
* the risk that LNC could have to accelerate amortization of deferred policy acquisition costs if the market continues to deteriorate;
* the risk that LNC could have to write off investments in certain securities if the issuers' financial condition deteriorates;
* the risks associated with having products with guaranteed minimum death benefits;
* whether necessary regulatory approvals are obtained (e.g., insurance department, Hart-Scott-Rodino, etc.) and, if obtained, whether they are obtained on a timely basis;
* whether proceeds from divestitures of legal entities and blocks of business can be used as planned;
* risks associated with litigation, arbitration and other actions such as:
  (a) adverse decisions in significant actions including, but not limited to extra-contractual and class action damage cases; (b) new decisions which change the law; (c) unexpected trial court rulings; (d) unavailability of witnesses; (e) newly discovered evidence and (f) acts of God (e.g., hurricanes, earthquakes and storms);
* whether there will be significant charges or benefits resulting from the contingencies described in the footnotes to LNC's consolidated financial statements;
* risks associated with acts of terrorism or war;
* the stability of governments in countries in which LNC's subsidiaries do business;
* and other insurance risks (e.g., policyholder mortality and morbidity).

The risks included here are not exhaustive. Other sections of this report, and LNC's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other documents filed with the Securities and Exchange Commission include additional factors which could impact LNC's business and financial performance. Moreover, LNC operates in a rapidly changing and competitive environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors.

Further, it is not possible to assess the impact of all risk factors on LNC's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undo reliance on
forward-looking statements as a prediction of actual results.   In
addition, LNC disclaims any obligation to update any forward-looking statements to reflect events or circumstances that occur after the date of this report.

Critical Accounting Policies
Refer to Management's Discussion and Analysis of LNC's annual report on Form 10-K for the year ended December 31, 2002, for a detailed discussion of LNC's critical accounting policies. Refer to the various sections captioned Critical Accounting Policy within the discussion that follows for updates to the information provided in the Form 10-K.

All amounts stated in this "Management's Discussion and Analysis" are on an after-tax basis except where specifically noted as pre-tax.

RESULTS OF CONSOLIDATED OPERATIONS

Summary Financial Results

Three Months Ended March 31 (in millions)                  2003           2002
------------------------------------------------------------------------------
Premiums and Insurance Fees                              $403.2         $431.5
Investment advisory fees                                   44.2           48.0
Net investment income                                     654.6          654.8
Realized loss on investments and derivative instruments   (91.4)        (103.3)
Other revenue and fees                                     88.7           95.0
                                                        -------        -------
Total Revenue                                           1,099.3        1,126.0

Insurance benefits                                        613.0          603.4
Underwriting, acquisition, insurance and other expenses   427.5          402.3
Interest and debt expenses                                 23.4           24.8
                                                        -------        -------
Total Benefits and Expenses                             1,063.9        1,030.5

Income Before Federal Income Taxes                         35.4           95.5
Federal income taxes                                       (6.2)           9.9
                                                        -------        -------
Net Income                                                $41.6          $85.6

Items Included in Net Income:
Realized Loss on Investments and Derivatives (after-tax) $(59.4)        $(67.5)
Restructuring Charges (after-tax)                          (3.6)             -

LNC has the following business segments: Lincoln Retirement, Life Insurance, Investment Management and Lincoln UK. Operations not directly related to the business segments and unallocated corporate items (i.e., corporate investment income, interest expense on corporate debt, unallocated overhead expenses, and the operations of Lincoln Financial Advisors ("LFA") and Lincoln Financial Distributors ("LFD") and the amortization of the deferred gain on the sale of Lincoln Re) are reported in "Other Operations".

Stock-Based Compensation
The first three months of 2002 have been restated for the adoption of FAS 148. See the discussion under the topic "Accounting for Stock-Based
Compensation" presented in the Consolidated Results of Operations for further discussion of this matter. The effect of adoption was a decrease in net income of $8.9 million in the first three months of 2002.

Net Income
Net income for the first three months of 2003 decreased by $44.0 million or 51% compared to the same period in 2002. The negative performance of the equity markets continued to hinder LNC's results. Net realized losses on investments were $8.1 million lower in the first quarter 2003 than in the first quarter of 2002. However, in the first quarter of 2003 write-downs for impairments were required primarily for securities held within the airline industry, electric utilities and asset-backed securities (ABS). For additional detail on realized losses see the discussion in the Consolidated Investment section.

In the first quarter of 2003, the equity markets experienced another decline as the S&P index at March 31, 2003 was 3.6% lower than December 31, 2002 and 26% lower than March 31, 2002. The decline in the equity markets from December 31, 2002 reduced LNC's overall results by $21.9 million in the first quarter of 2003, primarily within the Lincoln Retirement segment. The Lincoln UK and Investment Management segments also experienced a decline with the Life Insurance segment experiencing a slight decline from the equity market. The following table displays the impact of the decline in the equity markets by segment for the first quarter of 2003.

Actual Impact of the Market in the First Quarter of 2003 (Million $)

                                                                         Segment
                                                             ---------------------------------------------
                                                              Lincoln      Life     Investment
                                                             Retirement  Insurance  Management  Lincoln UK   LNC Total
                                                             ---------------------------------------------------------
Fees- Lagging Effect of 4Q02 Market Changes on 1Q03            $(0.5)        $-        $0.1       $(0.1)      $(0.5)

Fees- Current Effects in First
Quarter                                                        $(1.0)        $-       $(0.5)      $(0.5)      $(2.0)
                                                         ----------------------------------------------------------

Total Fee Income                                               $(1.5)        $-       $(0.4)      $(0.6)      $(2.5)

Other                                                             $-         $-          $-          $-          $-

GMDB-No Change Effect                                          $(5.9)        $-          $-          $-       $(5.9)

GMDB-Market Change Effect                                      $(7.5)        $-          $-          $-       $(7.5)
                                                         ----------------------------------------------------------

Total GMDB                                                    $(13.4)        $-          $-          $-      $(13.4)

DAC                                                            $(1.8)     $(0.6)         $-       $(3.6)      $(6.0)
                                                         ----------------------------------------------------------

Total Effect                                                  $(16.7)     $(0.6)      $(0.4)      $(4.2)     $(21.9)


See the discussion of results of operations for each business segment for additional details on the impact of the equity markets in the first quarter of 2003. See the discussion presented below under the topic "Second Quarter 2003 Guidance for the Estimated Effect of Equity Market Volatility " for information regarding the factors that LNC uses to estimate the expected effect of equity market volatility for the upcoming quarter.

Revenue
Consolidated revenue decreased primarily due to lower fee income in the Lincoln Retirement and Lincoln UK segments from the impact equity market declines had on average variable annuity (Retirement) and unit-linked account values (Lincoln UK). The Investment Management segment had decreased investment advisory fees and other revenue and fees as a result of lower retail and institutional assets under management also resulting from the decline in the equity markets.

Expenses
Consolidated expenses were negatively affected by the decline in the equity markets which resulted in negative unlocking of deferred acquisition costs ("DAC") and present value of in-force ("PVIF") in the Lincoln Retirement, Life Insurance and Lincoln UK business segments, increased reserves and payments for guaranteed minimum death benefits and decreased tax benefits for the dividends received deduction in the Lincoln Retirement segment. For further discussion of the results of operations see the discussion of the results of operations by segment.

Consolidated Deposits and Net Flows

LNC's domestic consolidated product deposits and net cash flows were as follows:

Three Months Ended March 31(in billions)       2003           2002
                                              -----          -----
Deposits (1):
Lincoln Retirement Segment                     $1.4           $1.7
Life Insurance Segment                          0.5            0.4
Investment Management Segment (including
both retail and institutional deposits)         2.2            2.7
Consolidating Adjustments (2)                  (0.2)          (0.3)
                                              -----          -----
Total Deposits                                 $3.9           $4.5

Net Flows (1):
Lincoln Retirement Segment                     $0.1           $0.1
Life Insurance Segment                          0.3            0.2
Investment Management Segment (including
both retail and institutional net flows)        0.3            0.8
Consolidating Adjustments (2)                   0.1             --
                                              -----          -----
Total Net Flows                                $0.8           $1.1

(1) For additional detail of deposit and net flow information see the discussion of the Results of Operations by Segment.
(2) Consolidating adjustments represent the elimination of deposits and net cash flows on products affecting more than one segment.

Second Quarter 2003 Guidance for the Estimated Effect of Equity Market
Volatility

At the end of 2002, Lincoln National Corporation ("LNC") provided guidance on the estimated effect of equity market volatility on its first quarter of 2003 results. The following guidance is being provided for purposes of modeling the expected effects of equity market volatility for the second quarter of 2003. As will be explained in greater detail below, the effects on LNC's results of significant volatility in equity markets are complex and are not expected to be proportional for market increases and market decreases. The second quarter 2003 information provided below is based upon market conditions and LNC's mix of business as of the end of the first quarter of 2003. All amounts provided in this guidance are on an after-tax basis. This guidance can be expected to change as actual circumstances change. Although LNC believes this guidance provides reasonable estimates based upon conditions as of April 1, 2003, LNC claims no responsibility for updating this forward-looking information.

This guidance is intended to provide a general indication of the expected effect of equity market volatility on LNC's fee income; deferred acquisition costs ("DAC") and present value of in-force ("PVIF") intangible assets; and guaranteed minimum death benefit ("GMDB") reserves. Excluded from this guidance is the effect that equity market changes may have upon LNC's realized and unrealized gains and losses on investments and intangible assets, other than DAC and PVIF. For example, write-downs for impairment of goodwill and deferred dealer commission assets may be necessary under certain market conditions. These matters are not included within the guidance provided in this document.

Market Indices Used For Modeling LNC's Various Operating Segments

In measuring the estimated effects of changes in equity markets on its Lincoln Retirement segment, LNC uses the S&P 500 index. LNC has generally found that the S&P 500 index is reasonably correlated to the effect of overall equity markets performance on this segment's account values. Because LNC's fee income earned on its variable annuity business is determined daily, the change in the S&P 500 on a daily average basis relative to the level of the S&P 500 at the beginning of each quarter provides a reasonable indication of the impact quarterly changes in equity markets have on Lincoln Retirement's fee income. Because end of period account values are used for computing DAC unlocking and for incurred GMDB costs, the end of period change in the S&P 500 is used in measuring the estimated market impact of DAC unlocking and for the impact associated with incurred GMDB costs. In addition, because DAC and GMDB calculations have an assumed 9% positive annual equity market return, or a 2.25% quarterly assumption, variances in actual market performance relative to these calculation assumptions will generate positive or negative DAC unlocking and GMDB adjustments. Further, the GMDB reserve adjustment results in an increase or decrease to estimated gross profits and therefore has an inverse impact on DAC amortization. The interplay of GMDB reserve changes on DAC unlocking and DAC amortization is taken into consideration in the model.

It is important to understand that the actual effect on fee income of market changes in the current quarter of an equity market change and the effect in the immediately following quarter will not be equal to a pro-rata 25% of the estimated annualized effect of the market change. This is due to the fact that the actual change in fee income in the immediate quarter during which the market changes is measured by the change in actual variable account values from the beginning of the quarter compared to the average balance of variable account values for the quarter. The change in fee income due to the change from average account values to ending account values does not occur in the immediate quarter of the market change; rather, that change in fee income will occur in the quarter following the market change. LNC estimates that this lagging effect for the first quarter 2003 equity markets change will create a decrease of $0.8 million in the second quarter of 2003, because average account values for the first quarter of 2003 exceeded the level of ending account values at March 31, 2003.

LNC also uses the S&P 500 index when describing the general effects of changes in equity markets for the Life Insurance segment. For the Lincoln UK segment, the FTSE 100 index provides a reasonable measure for approximating the effect of equity markets performance on earnings. LNC estimates that the lagging effect for the first quarter 2003 equity markets change will create a decrease of $0.1 million in fee income for Lincoln UK in the second quarter of 2003, because average account values for the first quarter of 2003 exceeded the level of ending account values at March 31, 2003.

Additional market indices are used in measuring the effects of the market on the results of LNC's Investment Management segment. All of the relevant equity market indices (S&P, NASDAQ and MSCI EAFE) increased during the fourth quarter of 2002, ranging from a 6.5% increase in the MSCI EAFE index to a 13.9% NASDAQ increase. The first quarter of 2003 had a slight increase in the NASDAQ of 0.4%, but an 8.2% decrease in the MSCI EAFE index. The ongoing effect of the first quarter equity markets change is expected to be a $0.1 million decrease in the second quarter of 2003 fee income.

Illustrative Scenarios

The following discussion concerning the estimated effects of ongoing equity market volatility on LNC's earnings is intended to be illustrative. Actual effects may vary depending on a variety of factors, many of which are outside of LNC's control, such as changing customer behaviors that might result in changes in the mix of LNC's business between variable or fixed annuity contracts, switching between investment alternatives available within variable products, or changes in policy lapsation rates. The relative effects shown in the illustrative scenarios presented below should not be considered to be indicative of the proportional effects on earnings that more significant changes in equity markets may generate. Such non-proportional effects include those discussed earlier, such as incurred GMDB costs and DAC unlocking.

Since the effects of continued equity market volatility is complex and subject to a variety of estimates and assumptions, such as assumed rates of long-term equity market performance, it is difficult to provide information that can be reliably applied to predict earnings effects over a broad range of equity markets performance alternatives. But in an effort to provide some insight into these matters, LNC has provided below illustrative examples of the effects that equity market volatility might be expected to have on LNC's earnings. The underlying assumptions regarding these illustrations are as follows:

1) The first scenario assumes that equity markets remain unchanged from their respective levels at March 31, 2003 through the second quarter of 2003.

2) The second scenario assumes that from March 31, 2003 through the end of the second quarter of 2003 equity markets increase smoothly by 2.5%.

3) The third scenario assumes that from March 31, 2003 through the end of the second quarter of 2003 equity markets decline smoothly by 2.5%.

As the above assumptions indicate, actual equity market changes that may have occurred since March 31, 2003 up to the date of issuance of this guidance are not being considered; rather, the examples that follow are provided to illustrate the effects of a hypothetical change in equity markets from March 31, 2003. The following tables are examples of the estimated effects on earnings that might be expected for each of these scenarios.

Scenario #1:
No change in equity markets from March 31, 2003 through June 30, 2003.

Estimated Effect on Second Quarter of 2003 Results (Million $):



                                                 Segment
                                ---------------------------------------------
                                 Lincoln      Life     Investment
                                Retirement  Insurance  Management  Lincoln UK   LNC Total
                                ---------------------------------------------------------
Fees- Lagging Effect of 1Q03
Market Changes on 2Q03*              $(0.8)        $-       $(0.1)      $(0.1)      $(1.0)

Fees- Current Effects in
Second Quarter                          $-         $-          $-          $-          $-
                                ---------------------------------------------------------
Total Fee Income                     $(0.8)        $-       $(0.1)      $(0.1)      $(1.0)

Other                                $(0.3)        $-          $-          $-       $(0.3)

GMDB-No Change Effect                $(5.9)        $-          $-          $-       $(5.9)

GMDB-Market Change Effect               $-         $-          $-          $-          $-
                                ---------------------------------------------------------
Total GMDB                           $(5.9)        $-          $-          $-       $(5.9)

DAC**                                   $-      $(0.2)         $-       $(0.9)      $(1.1)
                                ---------------------------------------------------------
Total Effect                         $(7.0)     $(0.2)      $(0.1)      $(1.0)      $(8.3)


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

** This amount includes the impact on DAC/PVIF for the Lincoln UK segment.


Scenario #2:
2.5% increase in equity markets from March 31, 2003 to June 30, 2003 occurs smoothly during the quarter.

Estimated Effect on Second Quarter of 2003 Results (Million $):


                                                 Segment
                                ---------------------------------------------
                                 Lincoln      Life     Investment
                                Retirement  Insurance  Management  Lincoln UK   LNC Total
                                ---------------------------------------------------------
Fees- Lagging Effect of 1Q03
Market Changes on 2Q03*              $(0.8)        $-       $(0.1)      $(0.1)      $(1.0)

Fees- Current Effects in
Second Quarter                        $0.6         $-        $0.4        $0.1        $1.1
                                ---------------------------------------------------------
Total Fee Income                     $(0.2)        $-        $0.3          $-        $0.1

Other                                   $-         $-          $-          $-          $-

GMDB-No Change Effect                $(5.9)        $-          $-          $-       $(5.9)

GMDB-Market Change Effect             $2.0         $-          $-          $-        $2.0
                                ---------------------------------------------------------
Total GMDB                           $(3.9)        $-          $-          $-       $(3.9)

DAC**                                   $-         $-          $-        $0.1        $0.1
                                ---------------------------------------------------------
Total Effect                         $(4.1)        $-        $0.3        $0.1       $(3.7)


*  See * under Scenario #1 for explanation.

** See ** under Scenario #1 for explanation.





Scenario #3:
2.5% decline in equity markets from March 31, 2003 to June
30, 2003 occurs smoothly during the quarter.

Estimated Effect on Second Quarter of 2003 Results- (Million $):


                                                 Segment
                                ---------------------------------------------
                                 Lincoln      Life     Investment
                                Retirement  Insurance  Management***  Lincoln UK   LNC Total
                                ------------------------------------------------------------
Fees- Lagging Effect of 1Q03
Market Changes on 2Q03*              $(0.8)        $-       $(0.1)         $(0.1)      $(1.0)

Fees- Current Effects in
Second Quarter                       $(0.6)        $-       $(0.4)         $(0.1)      $(1.1)
                                ------------------------------------------------------------
Total Fee Income                     $(1.4)        $-       $(0.5)         $(0.2)      $(2.1)

Other                                $(0.6)        $-          $-             $-       $(0.6)

GMDB-No Change Effect                $(5.9)        $-          $-             $-       $(5.9)

GMDB-Market Change Effect            $(4.8)        $-          $-             $-       $(4.8)
                                ------------------------------------------------------------
Total GMDB                          $(10.7)        $-          $-             $-      $(10.7)

DAC**                                $(2.4)     $(0.5)         $-          $(1.9)      $(4.8)
                                ------------------------------------------------------------
Total Effect                        $(15.1)     $(0.5)      $(0.5)         $(2.1)     $(18.2)


* See * under Scenario #1 for explanation.

** See ** under Scenario #1 for explanation.

*** The above table excludes the impact from an impairment of the deferred dealer commission asset within the Investment Management segment, which, in the event of an approximate 8% decline in equity markets from March 31, 2003 levels could range from a loss of $7.3 million to $11.2 million after-tax with the application of using assumed discount rates ranging between 10% to 18% for purposes of measuring the fair value of the deferred dealer commission asset.


Estimated Effect of Each One-Percent Change in Equity Markets

The above examples are based upon the estimated annual effect on earnings for each one-percentage point change in relevant equity market indices. Taking one-fourth of this annual estimate will generate the expected effect of the equity market change on quarterly results, with the exception of DAC unlocking and GMDB incurred cost calculations where the effect is fully reflected in one quarter. The estimated annual effect in millions of dollars per one-percentage change and the changes in each of the relevant market indices used in the above examples, are listed in the following table.


                                                                        2.50% increase        2.50% decline
                                                     No Change          in Second             in Second
Segment and Effect*        Relevant Measure          in Market          Quarter 2003          Quarter 2003
------------------------------------------------------------------------------------------------------------------------
Lincoln Retirement -       Ave Daily Change
Fee Income                 in S&P 500                $0.0 M x 0.0       $2.0 M x 1.25         $2.0 M x (1.25)
------------------------------------------------------------------------------------------------------------------------
Lincoln Retirement -       Actual Change in
Other Items                S&P 500 vs. Expected      $0.5 M x (2.25)    $0.5 M x 0.25         $0.5 M x (4.75)
------------------------------------------------------------------------------------------------------------------------
Lincoln Retirement -       Actual Change
GMDB Incurred Costs        in S&P 500               ($5.9M)            ($5.9M)+ $0.8M x 2.5  ($5.9M) + ($1.9 M) x (2.5)
------------------------------------------------------------------------------------------------------------------------
Lincoln Retirement -       Actual Change in
DAC                        S&P 500 vs. Expected      $0.0 M** x (2.25)  $0.0 M x 0.25         $0.5 M x (4.75)
------------------------------------------------------------------------------------------------------------------------
Life Insurance -           Actual Change in
DAC                        S&P 500 vs. Expected      $0.11 M x (2.25)   $0.11 M x 0.25        $0.11 M x (4.75)
------------------------------------------------------------------------------------------------------------------------
Investment Management* -   Blend of
Fee Income                 Market Indices            $0.6 M x 0.0       $0.6 M x 2.5          $0.6 M x (2.5)
------------------------------------------------------------------------------------------------------------------------
Investment                 Blend of
Management - DAC***        Market Indices            $0.0 M x (2.25)    $0.00 M x 0.25        $0.00 M x (4.75)
------------------------------------------------------------------------------------------------------------------------
Lincoln UK -               Ave Daily Change in
Fee Income                 FTSE 100                  $0.2 M x 0.0       $0.2 M x 1.25         $0.2 M x (1.25)
------------------------------------------------------------------------------------------------------------------------
Lincoln UK -               Actual Change in FTSE
DAC/PVIF                   100 vs. Expected Change   $0.4 M x (2.25)    $0.3 M x 0.25         $0.4 M x (4.75)
------------------------------------------------------------------------------------------------------------------------


* The above table excludes the impact from an impairment of the deferred dealer commission asset within the Investment Management segment. An approximate 8% decline in equity markets from March 31, 2003 levels may trigger a loss, which would range from $7.3 million to $11.2 million after-tax with the application of using assumed discount rates ranging between 10% to 18% for purposes of measuring the fair value of the deferred dealer commission asset. The balance of the deferred dealer commission asset as of March 31, 2003 was approximately $49 million.

** The factor for no change in market for Lincoln Retirement DAC is $0.0
M. This is because the GMDB reserve adjustment results in an increase or decrease to estimated gross profits and therefore has an inverse impact on DAC amortization. The interplay of GMDB reserve changes on DAC unlocking and DAC amortization is taken into consideration in the model.

*** The factors for a 1% change in the equity markets for the Investment Management segment DAC are noted as $0.0 M on the above chart. This is because the trigger points for unlocking are beyond the percentage changes noted in the above scenarios. The trigger point for negative DAC unlocking in the second quarter of 2003 is an approximate 18% decline in the equity markets and the trigger point for positive unlocking in the second quarter is an approximate 28% increase in the equity markets.

Sensitivity Factors for Retirement Segment

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

The following table provides the annual effect for changes in equity markets for the Lincoln Retirement segment related to fee income and other:



($Millions for each 1% Change in Relevant Market Index)
--------------------------------------------------------------------------------------
               20% +    11 - 20%  6 - 10%   1 to 5%  No      1 to 5%   6 - 10%    11%+
               Decline  Decline   Decline   Decline  Change  Increase  Increase
--------------------------------------------------------------------------------------
Fee Income    (1.6)    (1.8)     (1.9)     (2.0)     -       2.0       2.1        2.2
--------------------------------------------------------------------------------------
Other         (0.5)    (0.5)     (0.5)     (0.5)     -       0.5       0.5        0.5
--------------------------------------------------------------------------------------


The estimated annual effects indicated in the table above are applicable for the second quarter of 2003. For example, assume an estimate is being computed for the quarterly effect on Lincoln Retirement fee income due to a 2.5% increase in the markets occurring in the second quarter of 2003. In this example, the expected quarterly effect of a second quarter 2.5% increase is estimated as: ($2.0*1.25/4) = $0.63 million.

The table provided below contains information for use in estimating the second quarter 2003 effect for changes in equity markets for the Lincoln Retirement segment related to GMDB and DAC. For GMDB, quarterly results will include a reserve adjustment. This is due to the fact that LNC has established the GMDB reserves net of anticipated future GMDB fee revenues. As a result, an adjustment will be required to increase GMDB reserves during periods where a GMDB Net Amount At Risk exists.

Based upon the Net Amount At Risk for GMDB at March 31, 2003, the second quarter 2003 GMDB reserve adjustment is estimated at $5.9 million
(included in the no change column in the table below).


($Millions for each 1% Change in Relevant Market Index)
--------------------------------------------------------------------------------------
               20% +    11 - 20%  6 - 10%   1 to 5%  No      1 to 5%   6 - 10%    11%+
               Decline  Decline   Decline   Decline  Change  Increase  Increase
--------------------------------------------------------------------------------------
GMDB          (2.7)    (2.3)     (2.1)     (1.9)    (5.9)    0.8       1.0        1.3
--------------------------------------------------------------------------------------
DAC           (0.9)    (0.6)     (0.6)     (0.5)     -       -         0.3        0.4
--------------------------------------------------------------------------------------


The estimated quarterly effects indicated in the table above are applicable for the second quarter of 2003. For example, assume an estimate is being computed for the quarterly effect on Lincoln
Retirement's GMDB reserve due to a 2.5% increase in the equity markets occurring in the second quarter of 2003. The estimated quarterly effect is calculated as follows: $(5.9) + 0.8 * 2.5 = $(3.9) million.

Accounting for Costs Associated with Exit or Disposal Activities. In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("FAS 146"), which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("Issue 94-3"). The principal difference between FAS 146 and Issue 94-3 is that FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than at the date of an entity's commitment to an exit plan. FAS 146 is effective for exit or disposal activities after December 31, 2002. LNC adopted FAS 146 on January 1, 2003 and the adoption of the Statement affects the timing of when an expense is recognized for restructuring activities.

Accounting for Stock-Based Compensation. On December 31, 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("FAS 148"), which provides alternative methods of transition for entities that change to the fair value method of accounting for stock-based employee compensation.

The three transition methods provided under FAS 148 are the prospective, the modified prospective and the retroactive restatement methods. LNC adopted the retroactive restatement method, which requires that companies restate all periods presented to reflect stock-based employee compensation cost under the fair value accounting method in FAS 123 for all employee awards granted, modified or settled in fiscal years beginning after December 15, 1994. LNC adopted the fair value method of accounting under FAS 123, as amended by FAS 148, as of January 1, 2003 and has restated financial statements for the years 2002 and 2001.

Effective January 1, 2003, LNC's employee stock option compensation plan and long-term cash incentive compensation plan were revised and combined to provide for performance vesting, and to provide for awards that may be paid out in a combination of stock options, performance shares of LNC stock and cash. The performance measures for the initial grant under the new plan will be calculated over a three-year period from grant date and will compare LNC's performance relative to a selected group of peer companies. Comparative performance measures will include relative growth in earnings per share, return on equity and total share performance. Certain participants in the new plans selected from seven different combinations of stock options, performance shares and cash in determining the form of their award. Other participants will have their award paid in performance shares. This plan replaces the current LNC stock option plan; however, the separate stock option incentive plans established by Delaware Investments U.S., Inc. ("DIUS") and DIAL Holding Company, Inc. ("DIAL"), both wholly-owned subsidiaries of Delaware Management Holdings, Inc., will continue.

The following table provides the impact of the restatement for stock-based compensation for the years ended December 31, 2002 and 2001. For the effect of the restatement on the first quarter of 2002, refer to Note 2 to the March 31, 2003 unaudited consolidated financial statements and the discussion of results of operations for each business segment.

After-tax effect of the retroactive adoption of FAS 123 fair value method of accounting for stock options on previously reported Net Income for LNC's segments:

                              Year Ended December 31,
(in millions)                  2002              2001
                             ------            ------
Lincoln Retirement           $(4.1)            $(4.1)
Life Insurance                (2.9)             (3.8)
Investment Management        (27.1)            (20.7)
Lincoln UK                    (2.3)             (2.1)
Other Operations              (6.4)            (13.9)
                            -------           -------
Total                       $(42.8)           $(44.6)
                            =======           =======

Accounting for Variable Interest Entities. In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("Interpretation 46"), which requires the consolidation of variable interest entities ("VIE") by an enterprise if that enterprise has a variable interest that will absorb a majority of the VIE's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur, or both. If one enterprise will absorb a majority of a VIE's expected losses and another enterprise will receive a majority of that VIE's expected residual returns, the enterprise absorbing a majority of the losses shall consolidate the VIE. VIE refers to an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. This Interpretation applies in the third quarter of 2003 to VIEs in which an enterprise holds a variable interest that is acquired before February 1, 2003. This Interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated.

Among the matters that LNC is currently reviewing in connection with the third quarter 2003 effective date of Interpretation No. 46 to existing VIEs is the potential application to Collateralized Debt Obligation
(CDO) pools that are managed by LNC. Because the fees earned by LNC for managing these CDOs are required to be included in the analysis of expected residual returns, it is possible that such CDO pools may fall under the consolidation requirements of Interpretation No. 46. While LNC does not currently have access to all information necessary to determine the ultimate effects of such a required consolidation (because LNC is not the trustee or the administrator to the CDOs), based upon currently available information LNC estimates that the effect of consolidation would result in recording additional assets and liabilities on LNC's consolidated balance sheet of about $800 million. If such liabilities are required to be recorded, LNC would disclose that such liabilities are without recourse to LNC, as LNC's role of investment manager for such CDO pools does not expose LNC to risk of loss.

Although LNC and the industry continue to review the new rules, at the present time LNC does not believe there are other significant VIEs that would result in consolidation with LNC, beyond the managed CDOs discussed above.

Accounting for Modified Coinsurance. In April 2003, the Financial Accounting Standards Board's ("FASB") Derivative Implementation Group issued Statement 133 Implementation Issue No. B36 addressing the treatment of modified coinsurance agreements and coinsurance with funds withheld reinsurance agreements. This implementation guidance concluded that modified coinsurance and funds withheld reinsurance agreements contain embedded derivatives that must be accounted for separately from the underlying reinsurance agreements. Companies that have ceded business under these types of reinsurance arrangements may reclassify securities from available-for-sale to trading account classification, where such securities relate to the embedded derivatives that will be newly accounted for in conjunction with the initial application of these new rules. The effective date for adoption is for quarters beginning after September 15, 2003. LNC expects to adopt in the fourth quarter of 2003. LNC is currently evaluating the impact of this change on its consolidated financial statements.

Restructuring Charges
For an update on the status of restructuring plans implemented from 1999 through March 31, 2003, refer to Note 9 to the March 31, 2003 unaudited consolidated financial statements.

RESULTS OF OPERATIONS BY SEGMENT

Lincoln Retirement

Results of Operations

Three Months Ended March 31  (in millions)      2003            2002
--------------------------------------------------------------------
Net Income                                      $6.9           $46.6

Items Included in Net Income:
Realized Gain (Loss) on Investments and
Derivative Instruments (after-tax)             (50.5)          (32.8)

March 31  (in billions)                         2003            2002
--------------------------------------------------------------------
Account Values
Variable Annuities                             $26.5           $35.2

Fixed Annuities                                 20.6            18.2
Reinsurance Ceded                               (2.1)           (1.7)
                                              ------          ------
Total Fixed Annuities                           18.5            16.5

Total Account Values                           $45.0           $51.7

Average Daily Variable Account Values          $26.9           $34.3

Net income decreased $39.7 million or 85% for the first three months of 2003 compared to the same period in 2002.

Stock-Based Compensation
The first three months of 2002 have been restated for the adoption of FAS 123 and FAS 148. See the discussion under the topic "Accounting for Stock-Based Compensation" presented in the Consolidated Results of Operations for further discussion of this matter. The effect of adoption was a decrease of $1.0 million in net income in the first three months of 2002 from previously reported amounts.

Realized Losses on Investments and Derivative Instruments
The Lincoln Retirement segment had an increase in realized losses on investments and derivative instruments of $17.7 million in the first quarter of 2003 compared to the same period in 2002. For additional detail on realized losses see the discussion in the Consolidated Investments section.

Equity Market Impact
The decline in the equity markets negatively affected the segment's earnings through lower fees resulting from lower average variable account values, negative unlocking of deferred acquisition costs ("DAC") and the present value of in-force intangible ("PVIF"), an increase in reserves and benefit payments for guaranteed minimum death benefits ("GMDB") and decreased tax benefits from separate account dividends received deductions ("DRD"). The decline in the equity markets negatively affected earnings by $23.8 million in the first quarter of 2003 compared to the same period in 2002.

Average variable annuity account values in the first quarter of 2003 were $7.4 billion lower than in the first quarter of 2002 resulting in a reduction in fees, lowering earnings by $13.0 million. The effect of equity market impact on DAC and PVIF unlocking and net changes in amortization increased earnings by $0.2 million compared to the first
three months of 2002.   Increases in GMDB reserves and benefit payments
resulted in a negative variance between the comparative three-month periods of $11.0 million. Reserves for GMBD increased from $13.7 million at March 31, 2002 and $84.5 million at December 31, 2002 to $91.7 million at March 31, 2003.

Refer to the Second Quarter 2003 Guidance for Estimated Effect of Equity Market Volatility section for estimates of the effect of movements in the equity markets on Lincoln Retirement's earnings.

Investment Margins
Investment margins on fixed annuities were $6.9 million higher in the first quarter of 2003 compared to the first quarter of 2002. The increase in margins was a result a reduction in crediting rates. (See further discussion on investment margins and the interest rate risk due to falling interest rates in Item 3, Quantitative and Qualitative
Disclosures About Market Risk.)

Earnings from investment partnerships relative to expected performance have been a drag on Lincoln Retirement earnings in the last several quarters. Performance improved in the first quarter of 2003 and was $0.5 million higher than the first quarter of 2002.

Net Flows
Average fixed annuity account values at March 31, 2003 were $2.6 billion higher than at March 31, 2002. This increase contributed additional earnings of $6.2 million in the first quarter of 2003 compared to the same period in 2002. The increase in fixed annuity account values was due to the positive net flows for fixed annuities. (See below for further discussion of net flows.)

Restructuring Charge
In the first quarter the Lincoln Retirement segment announced it is consolidating its fixed annuity operations in Schaumburg, Illinois into
Fort Wayne, Indiana.   For further details refer to Note 9 to the March
31, 2003 unaudited consolidated financial statements.

Expenses
General and administrative expenses for Lincoln Retirement were relatively flat between the first quarter of 2003 and 2002.

Critical Accounting Policy - Deferred Acquisition Costs
Refer to Management's Discussion and Analysis of LNC's annual report on Form 10-K for the year ended December 31, 2002, for a detailed
discussion of this critical accounting policy.   At March 31, 2003
Lincoln Retirement's reversion to the mean gross growth rate assumption for the equity markets was 10.2% which compares to the assumption of 9% at December 31, 2002. The increase in the growth rate was due to the decline in the equity markets in the first quarter of 2003.

Critical Accounting Policy - Guarantee Minimum Death Benefit Reserving Refer to Management's Discussion and Analysis of LNC's annual report on Form 10-K for the year ended December 31, 2002, for a detailed
discussion of this critical accounting policy.   At March 31, 2003,
Lincoln Retirement's net amount at risk ("NAR") was $5.0 billion and the GAAP reserve was $91.7 million. The reserve for statutory accounting was $159.6 million. The comparable amounts at December 31, 2002 were a NAR of $4.6 billion, GAAP reserve of $84.5 million and statutory reserve of $144.1 million. See the table below for additional statistics related to GMDB as of March 31, 2003:

                         Return of  High Water
                           Premium        Mark   Roll-Up   No GMDB     Total
                         ---------  ----------   -------  --------  --------
Variable Annuity Account
Value (billions)             $18.5        $9.1      $0.3      $8.4     $36.3
% of Total Annuity
Account Value                 50.9%       25.1%      0.8%     23.2%    100.0%
Average Account Value      $31,272     $57,415   $91,839   $44,619   $41,760
Average NAR                 $6,171     $20,801   $18,257       N/A   $10,733
GAAP Reserve (millions)      $30.0       $61.3      $0.4       N/A     $91.7
NAR (billions)                $1.9        $3.0      $0.1       N/A      $5.0
Average Age of Contract
Holder                          51          61        63        58        54
% of Contract Holders >
70 Years of Age                9.3%       25.0%     29.0%     20.9%     13.8%


As described in LNC's annual report on Form 10-K for the year ended December 31, 2002, LNC has variable annuity contracts containing GMDB's which have a dollar for dollar withdrawal feature. As of March 31, 2003, there were 409 contracts for which the death benefit to account value ratio was greater than ten to one. The NAR on these contracts was $28.2 million. Effective May of 2003, the GMDB feature offered on new sales will be a pro-rata GMDB feature whereby each dollar of withdrawal will reduce the GMDB benefit in proportion to the current GMDB to account value ratio.

Net  Flows

Three Months Ended March 31  (in billions)          2003      2002
------------------------------------------------------------------
Variable Portion of Annuity Deposits                $0.6      $0.8
Variable Portion of Annuity Withdrawals             (0.8)     (0.9)
                                                 -------   -------
Variable Portion of Annuity Net Flows               (0.2)     (0.1)

Fixed Portion of Variable Annuity Deposits           0.4       0.4
Fixed Portion of Variable Annuity Withdrawals       (0.2)     (0.3)
                                                 -------   -------
Fixed Portion of Variable Annuity Net Flows          0.2       0.1

Fixed Annuity Deposits                               0.4       0.5
Fixed Annuity Withdrawals                           (0.3)     (0.4)
                                                 -------   -------
Fixed Annuity Net Flows                              0.1       0.1

Total Annuity Net Flows                             $0.1      $0.1

Incremental Deposits (1)                            $1.4      $1.6

(1) Incremental Deposits represent gross deposits reduced by transfers from other Lincoln annuity products.

Net Flows and Product Sales
In the first three months of 2003, the Lincoln Retirement segment experienced positive net flows for the seventh consecutive quarter. Compared to the first quarter of 2002, net flows were flat. Although gross annuity deposits were down, the Lincoln Retirement segment experienced an improvement in persistency in the first quarter of 2003 relative to the first quarter of 2002. Overall gross annuity deposits declined $290 million or 17% in the first three months of 2003 compared to the same period in 2002. The decline occurred with sales of both individual variable and fixed annuities. American Legacy Variable Annuity gross deposits were down $177 million or 36%, while Lincoln ChoicePlusSM gross variable and fixed annuity deposits were down 25%.
In order to improve sales of variable annuities, the Lincoln Retirement segment expects to introduce the Lincoln Principal SecuritySM feature which provides the contractholder with a guaranteed living benefit.
This new feature is in response to growing consumer demand for guarantees in variable annuity products. The feature will be available for an additional fee and will provide a guarantee equal to the initial purchase payment (or contract value if elected after issue) as adjusted for subsequent purchase payments and withdrawals. It also will allow investors to make annual withdrawals up to the amount of their original deposit, provided each annual withdrawal is less than seven percent of the initial deposit. LNC will waive fees for this feature after year five as long as withdrawal activity has been and remains minimal and the benefit has not been reset, an innovative element in the Guaranteed Minimum Withdrawal Benefit (GMWB) market. In order to manage the equity market risk associated with this feature, the Lincoln Retirement segment intends to utilize a hedging strategy. Lincoln Retirement expects to introduce the Lincoln Principal SecuritySM feature in June of 2003 and expects this feature to have a positive affect on sales in the second half of 2003.

In addition to the introduction of the Lincoln Principal SecuritySM feature, Lincoln Financial Distributors ("LFD") will be adding new wholesalers to market variable annuity products. These wholesalers are expected to be in place during the third quarter of 2003. The increase in wholesalers is expected to strengthen LNC's penetration in the variable annuity market.

Partially offsetting the decline in individual annuities product sales was an increase in employer-sponsored annuity product sales, which were up $145 million or 29% in the first quarter of 2003 compared to the same period in 2002. The strong sales performance within employer-sponsored annuities is a result of increased deposits in the Alliance program. Sales of the Alliance program were $337 million in the first quarter of 2003, up from $149 million in the first quarter of 2002. Alliance sales are expected to be lower in the second quarter of 2003 relative to the first quarter of 2003 as the first quarter benefited from the large number of enrollments from employer-sponsored plans in the fourth quarter of 2002.

Life Insurance

Results of Operations

Three Months Ended March 31 (in millions)            2003           2002
------------------------------------------------------------------------
Net Income                                          $48.5          $43.5

Items Included in Net Income:
Realized Loss on Investments and Derivatives
Instruments (after-tax)                              (8.6)         (26.9)
Restructuring Charges (after-tax)                    (3.6)             -

First Year Premiums (by Product)
Universal Life                                     $130.8          $86.4
Variable Universal Life                              24.4           39.0
Whole Life                                            6.4            5.3
Term                                                  9.1            8.7
                                                  -------        -------
Total Retail                                        170.7          139.4
Corporate Owned Life Insurance ("COLI")              10.6            6.9
                                                  -------        -------
Total First Year Premiums                          $181.3         $146.3


March 31   (in billions)                             2003           2002
------------------------------------------------------------------------
Account Values
Universal Life                                       $8.3           $7.6
Variable Universal Life                               1.7            1.9
Interest-Sensitive Whole Life                         2.2            2.2
                                                  -------        -------
Total Life Insurance Account Values                 $12.2          $11.7

In Force - Face Amount
Universal Life and Other                           $126.4         $122.3
Term Insurance                                      133.3          117.8
                                                  -------        -------
Total In-Force                                     $259.7         $240.1

Net income increased $5.0 million or 11% for the first three months of 2003 compared to the same period in 2002.

Stock-Based Compensation
The first three months of 2002 have been restated for the adoption of FAS 123 and FAS 148. See the discussion under the topic "Accounting for Stock-Based Compensation" presented in the Consolidated Results of Operations for further discussion of this matter. The effect of adoption was a decrease of $0.7 million in net income in the first three months of 2002 from previously reported amounts.

Realized Losses on Investments and Derivative Instruments
The Life Insurance segment had an improvement of $18.3 million in realized investment losses, for the first three months of 2003 relative to the first three months of 2002. For additional detail on realized losses see the discussion in the Consolidated Investments section.

Mortality
Improved mortality margin (mortality assessments less net death benefits, net of DAC unlocking) resulted in a $2.3 million increase in earnings in the first three months of 2003 over the same period in 2002.

Investment Margins
Lower investment margins reduced income by $2.5 million in the first three months of 2003 compared to the same period in 2002. The reduction in investment margins was primarily due to lower investment yields.
This unfavorable variance is primarily related to traditional whole life insurance products and corporate account investments where LNC bears the risk for falling interest rates. For universal life and interest sensitive whole life insurance products, the impact of lower yields were offset by lowering credited rates to the customers (except for policies which were already at their guaranteed minimum interest rate). (See discussion on investment margins and the interest rate risk due to falling interest rates in Item 3, Quantitative and Qualitative Disclosures About Market Risk.)

Equity Market Impact
The negative performance of the equity markets resulted in negative DAC unlocking of $0.6 million in the first quarter of 2003 compared to the same period in 2002. There was no DAC unlocking in the Life Insurance segment related to the equity markets in the first quarter of 2002. In addition to the unlocking impact, the down markets over the last twelve months have negatively impacted the Life Insurance segment's asset-based fee revenue on variable universal life ("VUL") insurance products (less than 15% of account values are VUL). Refer to the Second Quarter 2003 Guidance for Estimated Effect of Equity Market Volatility section for estimates of the effect of movements in the equity markets on the Life Insurance segment's earnings.

Critical Accounting Policy - DAC and PVIF
Refer to Management's Discussion and Analysis of LNC's annual report on Form 10-K for the year ended December 31, 2002, for a detailed discussion of this critical accounting policy. In the first quarter of 2003, the Life Insurance segment experienced DAC unlocking of $7.9 million related to items other than equity market performance primarily due to an increase in face amount reductions. The increase in face amount reductions have been driven by advanced sales design and clients requesting reductions as a result of a reduced need for life insurance coverage as their wealth has declined from the weakened economy.

Included in the DAC unlocking was $5.5 million related to a change in future assumptions regarding face amount reductions (i.e. prospective unlocking). In addition to the DAC unlocking, the revised face amount reduction assumptions are expected to lower future gross profits resulting in an increase in DAC amortization. In the first quarter of 2003, there was an increase of $1.6 million in the rate of amortization compared to the same period in 2002.

Restructuring Costs
In the first quarter of 2003 the Life Insurance segment announced it is realigning operations in Hartford, Connecticut and Schaumburg, Illinois to enhance productivity, efficiency and scalability while positioning the segment for future growth. In the first quarter of 2003, the Life Insurance segment incurred restructuring expenses of $3.6 million and other expenses of $0.5 million related to the realignment activities. For further details refer to Note 9 to the March 31, 2003 unaudited consolidated financial statements.

In-force and Product Sales
As measured by life insurance in-force, the Life Insurance segment increased 8% from March 31, 2002 primarily due to strong growth in term life insurance in-force (up 13%). Account values increased $0.5 billion or 4% from March 31, 2002. The drivers of this increase were positive net flows, net of policyholder assessments, of approximately $0.4 billion across all products during the last twelve months and interest earned on the fixed products. These increases were partially offset by the negative effect of the equity markets on VUL account values.

Total sales as measured by first year premiums were up $35.0 million or 24% and retail sales were up $31.3 million or 22% in the first three months of 2003 compared to the prior year period. In the first three months of 2003, sales of universal life ("UL") insurance products improved by $44.4 million or 51%. The increase in UL products was a result of the volatile equity markets and continued movement from variable life insurance products to interest-sensitive products. In contrast to the growth in UL sales, sales of variable universal life insurance ("VUL") were down $14.6 million or 37% from the prior year
period.   Retail Sales results through LNC's distribution organizations were mixed as sales through LNC's financial planning organization Lincoln Financial Advisors ("LFA") were flat for in the first quarter of 2003 relative to the same period in 2002 and sales through Lincoln Financial Distributors ("LFD") were up 32%.

Investment Management

Results of Operations

Three Months Ended March 31
(in millions)                                       2003           2002
-----------------------------------------------------------------------

Total Revenue                                     $102.1         $107.3
Total Investment Advisory Fees
(Included in Total Revenue)                         68.3           73.0

Net Income                                           1.0            2.1

Items Included in Net Income:
Realized Loss on Investments (after-tax)            (0.3)          (1.0)

Income Statement Reclassifications
In the first quarter of 2003, certain reclassifications have been made in the prior periods to conform to the current year presentation. As a result, the first quarter 2002 Investment Advisory fees increased by
$3.8 million with a corresponding increase in expenses.   In addition,
foreign taxes of $1.7 million were reclassified from operating expenses to the federal income tax line.

Net Income
Net income decreased $1.1 million in the first quarter of 2003 from the same period in 2002 primarily relating to lower revenues as the decline in the equity markets over the last year reduced the retail and institutional assets under management. Refer to the Second Quarter 2003 Guidance for Estimated Effect of Equity Market Volatility section for estimates of the effect of movements in the equity markets on the Investment Management segment's earnings.

Stock-Based Compensation
The first three months of 2002 have been restated for the adoption of FAS 123 and FAS 148. See the discussion under the topic "Accounting for Stock-Based Compensation" presented in the Consolidated Results of Operations for further discussion of this matter. The effect of adoption was a decrease of $4.9 million in net income for the first three months of 2002 from previously reported amounts.

Net Flows
Positive net cash flows of $2.4 billion over the 12 months ended March 31, 2003 has helped to partially offset the effect of the equity markets on assets under management.

Critical Accounting Policy - Deferred Acquisition Costs
In the first quarter of 2003, the Investment Management segment implemented a new system for calculating the amortization of deferred acquisition costs consistent with the system and methodology utilized by the Lincoln Retirement and Life Insurance segments. As a result, lower
DAC amortization increased earnings by $1.4 million in the first quarter of 2003 compared to the same period in 2002.

Critical Accounting Policy - Deferred Dealer Commission Asset
At March 31, 2003, the Investment Management segment has a deferred dealer commission asset of approximately $49 million relating to upfront sales commissions paid to brokers for the sale of "Class B" shares of Delaware Investments retail mutual funds. Refer to Management's Discussion and Analysis of LNC's Annual Report on Form 10-K for the year ended December 31, 2002 for a detailed discussion of this critical accounting policy.

A review of the deferred dealer commission asset was performed as of March 31, 2003. Based on information currently available, it is estimated that a decline of approximately 8% in the equity markets from March 31, 2003 levels may trigger a loss, which would range from approximately $7.3 million to $11.2 million after-tax with the application of assumed discount rates ranging between 10% to 18% for purposes of measuring the fair value of the deferred dealer commission asset.

Assets Under Management and Net Flows(1)

The Investment Management segment's assets under management were as follows:

March 31   (in billions)                           2003           2002
----------------------------------------------------------------------
Assets Under Management
Regular Operations:
Retail-Equity                                     $14.3          $18.2
Retail-Fixed                                        7.9            7.1
                                                -------        -------
Total Retail                                       22.2           25.3

Institutional-Equity                               15.9           18.7
Institutional-Fixed                                 7.6            6.0
                                                -------        -------
Total Institutional                                23.5           24.7

Insurance Assets                                   42.1           37.2
                                                -------        -------
Total Assets Under Management                     $87.8          $87.2

The Investment Management segment's net flows were as follows:

Three Months Ended March 31
(in billions)                                      2003           2002
----------------------------------------------------------------------
Retail:
Equity Sales                                       $0.7           $0.9
Equity Redemptions and Transfers                   (0.9)          (0.8)
                                                -------        -------
Net Flows                                          (0.2)           0.1

Fixed Sales                                         0.4            0.3
Fixed Redemptions and Transfers                    (0.2)          (0.3)
                                                -------        -------
Net Flows                                           0.2             --

Total Retail Net Flows                               --            0.1
                                                -------        -------
Institutional:
Equity Inflows                                      0.5            0.7
Equity Withdrawals and Transfers                   (0.5)          (0.5)
                                                -------        -------
Net Flows                                            --            0.2

Fixed Inflows                                       0.6            0.8
Fixed Withdrawals and Transfers                    (0.3)          (0.3)
                                                -------        -------
Net Flows                                           0.3            0.5
                                                -------        -------
Total Institutional Net Flows                       0.3            0.7
                                                -------        -------
Total Retail and Institutional Net Flows           $0.3           $0.8

Assets Under Management and Net Flows
Assets under management increased $0.6 billion to $87.8 billion at March 31, 2003 compared to March 31, 2002. The increase was primarily the result of a $4.9 billion increase in insurance assets (i.e. primarily general account assets of LNC's insurance subsidiaries). Institutional assets under management decreased $1.2 billion as a result of market depreciation of $2.9 billion from overall declines in the equity markets, offset by positive net inflows of $1.7 billion over the last 12 months. Retail assets under management decreased $3.1 billion primarily from market depreciation of $3.8 billion due to the overall declines in the equity markets, offset by $0.7 billion positive net flows during the last 12 months.

The Investment Management segment's net flows remained positive in the first quarter of 2003. However, total net flows in the first quarter of 2003 were down approximately $0.5 billion compared to the first quarter of 2002. The net flows were less than the previous period primarily as a result of $0.4 billion less in institutional net flows. The Investment Management segment retained institutional assets as evidenced by similar levels of withdrawals and transfers between periods, but institutional sales were down $0.4 billion. Sales in the first quarter of 2002 included a large institutional inflow of approximately $0.7 billion. Sales in the institutional business tend to fluctuate from period to period depending upon when large mandates are received.

Retail sales were down $0.1 billion in the first quarter of 2003 compared to the same period in 2002. The decline in sales was concentrated within the annuities products managed by the Investment Management segment. Sales of managed account products were up 29% over the first quarter of 2002. However, for the year of 2003 managed account sales are expected to be lower than the full year of 2002 as sales in the third and fourth quarters of 2002 were higher than the previous quarters of the year as a result of events effecting key competitors (a group departure of investment professionals from one firm and a second firm temporarily closing for new business).

Investment Performance
Positive investment performance has been a key driver of the improvement in net flows. On the institutional side, for the twelve months ended March 31, 2003, 6 of the 8 largest product composites met or outperformed their respective indices and these 6 composites accounted for approximately 85% of institutional assets under management. This relative performance is above the results experienced for the year ended December 31, 2002, in which 4 of the 8 largest composites outperformed their respective indices. On the retail side, for the twelve months ended March 31, 2003, 17 of 25 or 68% of the largest retail funds in Delaware Investments Family of Funds (the Delaware Investments Family of Funds does not include mutual funds managed by Delaware for certain LNC affiliates) performed in the top half of their respective Lipper universes. These 17 funds represented 64% of assets under management of
the largest 25 retail funds at March 31, 2003.   At March 31, 2003, 39
of Delaware's 52 retail funds have been labeled a Lipper Leader in at least one category and 19 funds have been selected in multiple categories. For the Managed Accounts, 5 of the 6 largest product composites outperformed their respective indices for the one-year period ending March 31, 2003.

Lincoln UK

Results of Operations

Three Months Ended March 31
(in millions)                                      2003           2002
----------------------------------------------------------------------
Net Income                                         $6.8          $10.3

Items Included in Net Income:
Realized Loss on Investments
(after-tax)                                          --           (3.6)

March 31    (in billions)                          2003           2002
----------------------------------------------------------------------
Unit-Linked Assets                                 $4.7           $5.6

Individual Life Insurance In-Force                $18.5          $20.0
Exchange Rate Ratio - U.S.
Dollars to Pounds Sterling
Average for the Period                            1.605          1.423
End of Period                                     1.580          1.426

Net income for the first three months of 2003 decreased $3.5 million or 34%.

Stock-Based Compensation
The first three months of 2002 have been restated for the adoption of FAS 123 and FAS 148. See the discussion under the topic "Accounting for Stock-Based Compensation" presented in the Consolidated Results of Operations for further discussion of this matter. The effect of adoption was a decrease of $0.6 million in net income in the first three months of 2002 from previously reported amounts.

Realized Losses on Investments
There was an improvement of $3.6 million in realized losses on investments as the Lincoln UK segment had no net realized losses in the first quarter of 2003. The losses in the first quarter of 2002 resulted from a realignment of the Lincoln UK segment's equity investment portfolio for asset/liability management purposes.

Equity Market Impact
The FSTE 100 index declined 8.3% from December 31, 2002 to March 31, 2002 and declined 31.5% from March 31, 2002. This decline in the UK equity markets resulted in lower fee income of $2.5 million from unit-linked accounts and negative net unlocking of $3.6 million of the DAC and PVIF assets and the deferred front end load revenue ("DFEL") compared to the first quarter of 2002.

Critical Accounting Policy - Equity Market Sensitivity
Refer to the Second Quarter 2003 Guidance for Estimated Effect of Equity Market Volatility section for estimates of the effect of movements in the equity markets on the Investment Management segment's earnings.

Taxes
The Lincoln UK segment's effective tax rate increased in the first quarter of 2003 compared to the same period in 2002. In 2002, the effective tax rate was lower than 35% due to the existence of excess foreign tax credits from years prior to 2002. Now that the foreign tax credits have been fully utilized, the effective tax rate is expected to be approximately 35%. The performance of the equity markets could result in future changes to the Lincoln UK segment's effective tax rate. The increase in the effective tax rate reduced earnings by $4.3 million in the first three months of 2003 compared to the same period in 2002.


Other Operations

Results of Operations (1)

Three Months Ended March 31 (in millions)             2003             2002
---------------------------------------------------------------------------
Net Income by Source:
LFA                                                 ($10.4)          ($10.1)
LFD                                                   (8.1)            (6.6)
LNC Financing                                        (15.3)            (8.2)
Other Corporate                                        0.4             (4.5)
Amortization of Deferred Gain
on Indemnity Reinsurance                              11.8             15.7
Realized Loss on Investments and Derivatives            --             (3.2)
                                                    -------           ------
Net Loss                                             (21.6)           (16.9)

Items Included in Net Loss:
Realized Loss on Investments
and Derivatives (after-tax)                             --             (3.2)

The net loss reported within Other Operations for the first three months of 2003 was $4.7 million higher as compared to the first three months of 2002. The primary reasons behind this increased loss are described below.

Stock-Based Compensation
The first three months of 2002 have been restated for the adoption of FAS 148. See the discussion under the topic "Accounting for Stock-Based Compensation" presented in the Consolidated Results of Operations for further discussion of this matter. The effect of adoption was a decrease of $1.0 million in net income for LFA and a decrease of $0.3 million for LFD in the first three months of 2002 from previously reported amounts.

Lincoln Financial Advisors ("LFA")
LFA had an increase in the net loss of $0.3 million in the first quarter of 2003 compared to the same period in 2002. LFA's net revenues (gross revenues net of commissions) were down $4.5 million as sales, particularly sales of variable products, have been negatively impacted by the equity markets. Overall sales of LNC's life insurance products by LFA was relatively flat resulting in a 2% increase in revenues from Life Insurance as sales of universal life insurance products offset lower sales of variable universal life insurance products. Overall fees received for financial plans and average fees per plan both increased 7% in the first quarter of 2003 compared to the first quarter of 2002. In addition, LFA continues to actively manage its expenses while continuing to focus on expansion of its planner base. The net number of planners (new planners joining LFA less planners leaving LFA) increased nearly 3% compared to the first quarter of 2002.

Lincoln Financial Distributors ("LFD")
LFD experienced an increase of $1.5 million in net loss in the first quarter of 2003 compared to the same period in 2002. LFD's net loss increased as lower sales reduced net revenues (gross revenues net of
variable expenses).   Although sales of Life Insurance and Investment
products through LFD were up 34% and 11%, respectively, sales of annuity products were down 35% in the first quarter of 2003 compared to the same period in 2002.

LNC Financing
LNC Financing costs were $7.1 million higher in the first quarter of 2003
compared to the same period in 2002.   In the first quarter of 2002, LNC
Financing included investment income of $7.8 million from the proceeds of the sale of LNC's reinsurance business to Swiss Re. During 2002, the proceeds were reduced by the repurchase of LNC stock and various financing activities. In December of 2002, the remaining proceeds were allocated to LNC's business units, primarily the Lincoln Retirement and Life Insurance segments. Excluding the investment income from the Swiss Re proceeds, LNC's financing costs declined due to lower interest rates and changes in LNC's debt structure, including the elimination of the outstanding commercial paper balance in the U.K. in the second quarter of 2002.

Other Corporate
Other Corporate had an improvement of $4.9 million in the first quarter of 2003 compared to the same period in 2002. In 2002, certain overhead expenses were not allocated to the business segments, but were reported within Other Corporate. In addition, the first quarter of 2002 had costs associated with the true-up of incentive compensation costs for 2001.

Amortization of Deferred Gain
The amortization of the deferred gain on the indemnity reinsurance transfer of LNC's reinsurance business to Swiss Re was lower in the first quarter of 2003 compared to the same period in 2002. In the first quarter of 2002, accelerated amortization of $1.3 million was recognized due to the novation of certain Canadian business to Swiss Re. In addition, the amortization in 2003 is lower as a result of adjustments to the deferred gain resulting from the settlement with Swiss Re in the fourth quarter of 2002.

Critical Accounting Policy - Personal Accident and Disability Income Reserves Refer to Management's Discussion and Analysis of LNC's annual report on Form 10-K for the year ended December 31, 2002, for a detailed discussion of this critical accounting policy.


CONSOLIDATED INVESTMENTS

(in billions)                           March 31,     December     March 31,
                                            2003      31, 2002         2002
---------------------------------------------------------------------------

Assets Managed by Advisor
Investment Management Segment (1):
External Assets                            $45.7         $46.5        $50.0
Insurance Assets                            42.1          41.1         37.2
Lincoln UK                                   6.0           6.4          6.8
Within Business Units (Policy Loans)         1.9           1.9          1.9
By Non-LNC Entities                         19.2          20.0         26.9
                                         -------       -------     --------
Total Assets Managed                      $114.9        $115.9       $122.8

Total Invested Assets                      $41.0         $40.0        $36.4
Mean Invested Assets (cost basis)         $40.34                     $38.17


Three Months Ended March 31 (in millions)             2003             2002
---------------------------------------------------------------------------
Net Investment Income (pre-tax)                     $654.6           $654.8
Adjusted Net Investment Income (pre-tax) (2)         656.4            656.3

Investment Yield (ratio of net investment
Income to mean invested assets)                      6.51%            6.88%

(1)  See Investment Management segment data for additional detail.
(2)  Includes tax-exempt income.

The total investment portfolio increased $1.0 billion in the first three months of 2003 from December 31, 2002, resulting from purchases of investments from cash flow generated by the business segments and an increase in the fair value of securities available-for-sale.

LNC's insurance assets are invested primarily in high quality fixed maturity securities that are expected to generate cash flows that will enable LNC to meet the liability funding requirements of LNC's life insurance and annuity businesses. LNC has the ability to maintain its investment holdings throughout credit cycles because of its capital position, the long-term nature of its liabilities and matching of LNC's portfolios of investment assets with the liabilities of LNC's various products. It is LNC's intent, and has been its practice, to hold investments to maturity to meet insurance and annuity liabilities.

The quality of LNC's fixed maturity securities portfolio as of March 31, 2003 was as follows:

Treasuries and AAA   20.2%             BBB             35.5%
AA                    5.5%              BB              3.5%
A                    32.2%    Less than BB              3.1%

The ratings data listed above have been determined by using the lowest of all publicly available ratings assigned to a particular fixed maturity security. If no public ratings exist, a rating is assigned based upon LNC's analysis of the inherent risks of the individual security.

As of March 31, 2003 and December 31, 2002, $2.2 billion or 6.6% and $2.1 billion or 6.6%, respectively, of fixed maturity securities were invested in below investment grade securities (less than BBB). This represents 5.4% and 5.3% of the total investment portfolio at March 31, 2003 and December 31, 2002, respectively. When viewed on a cost basis, below investment grade securities held at March 31, 2003 and December 31, 2002 represent 8.0% and 8.4% of the total investment portfolio.

During the three months ended March 31, 2003, the aggregate cost of below investment grade securities purchased was $24.8 million. Aggregate proceeds from such investments sold were $21.7 million, resulting in a net realized pre-tax gain at the time of sale of $3.2 million. This gain does not include the effect on DAC and does not include securities that were purchased at investment grade and subsequently fell below investment grade at or prior to the disposal date.

LNC's fixed maturity securities include residential and commercial mortgage-backed securities. Given that LNC's current product mix reflects a growing emphasis on fixed products, LNC has been relatively conservative in its asset allocation to residential mortgage-backed securities. LNC manages its prepayment risk on residential mortgage-backed securities by prudently limiting the portion of its fixed maturity portfolio that is invested in the asset class, by generally avoiding the purchase of securities with a cost that significantly exceeds par, by purchasing securities backed by stable collateral and by purchasing securities with enhanced priority in the trust structure. LNC's investments in residential mortgage-backed securities at March 31, 2003 and December 31, 2002 totaled $2.8 billion and $3.1 billion, respectively. At March 31, 2003 and December 31, 2002, LNC's investments in commercial mortgage-backed securities totaled $2.1 billion and $1.8 billion, respectively.

The fair value for all private securities was $4,620.1 million and $4,601.3 million at March 31, 2003 and December 31, 2002, respectively, representing about 11.3% and 11.5% of total invested assets, respectively. This excludes section 144 registered securities, which have fair values that are readily available for these publicly-traded securities.

LNC's entire fixed maturity and equity securities portfolio is classified as "available-for-sale" and is carried at fair value. Changes in fair value, net of related deferred acquisition costs, amounts required to satisfy policyholder commitments and taxes, are charged or credited directly to shareholders' equity. Other than temporary declines in fair value are recorded as realized losses in the income statement.

During the three months ended March 31, 2003, LNC sold securities at gains and at losses. In the process of evaluating whether a security with an unrealized loss reflects an other than temporary decline, LNC considers its ability and intent to hold the security until its value recovers. However, subsequent decisions on securities sales are made within the context of overall risk monitoring, assessing value relative to other comparable securities and overall portfolio maintenance. Although LNC's portfolio managers may, at a given point in time, believe that the preferred course of action is to hold securities with unrealized losses that are considered temporary until such losses are recovered, the dynamic nature of portfolio management may result in a subsequent decision to sell. These subsequent decisions are consistent with the classification of LNC's investment portfolio as available-for-sale. LNC expects to continue to manage all invested assets within its portfolios in a manner that is consistent with the available-for-sale classification.

Critical Accounting Policy - Realized Gain (Loss) on Investments Sales and Write-downs: LNC had net pre-tax realized losses on investments and derivatives of $91.4 million and $103.3 million for the three months ended March 31, 2003 and 2002, respectively. Prior to the amortization of acquisition costs, provision for policyholder commitments and investment expenses, net pre-tax realized losses were $158.0 million and $149.8 million in for the three months ended March 31, 2003 and 2002, respectively.

Gross realized gains on fixed maturity and equity securities were $38.2 million and gross realized losses on fixed maturity and equity securities were $157.7 million for the first three months of 2003. The realized gains and losses exclude realized gains and losses on equity securities related to participating policies in the Lincoln UK segment. These realized gains and losses are credited to the policyholder and did not affect LNC's net income. Included within losses are write-downs for impairments of $137.3 million in the first three months of 2003.

While realized realized losses from sales and write-downs occurred in a number of sectors, approximately 68% of gross losses for the three months ended March 31, 2003, excluding the losses on equity securities in the Lincoln UK segment described above, were attributed to write-downs in airlines, electric utilities and asset-backed securities
(ABS) including ABS investments collateralized by manufactured housing receivables as well as Collateralized Debt Obligations (CDOs). The following discussion provides details relating to write-downs taken during the first three months of 2003 in these sectors.

LNC's exposure to the airline sector is primarily equipment trust certificates (ETCs) and enhanced equipment trust certificates (EETCs). Aircraft owned or operated by domestic air carriers collateralize these securities. The war in Iraq, continued weak economic data, intense competition in the industry and the sale of several aircraft by one domestic carrier all put downward pressure on valuations of securities issued by domestic carriers. The sale of aircraft in the first quarter of 2003 provided a market-clearing price for used aircraft at levels lower than what the market had previously anticipated. This resulted in a re-evaluation of the underlying collateral in ETC and EETC structures. The combination of these factors, along with increased concerns reflected in the market during the first quarter of 2003 relating to the potential bankruptcy filing for AMR Corporation, resulted in a $48.6 million write-down on AMR Corporation's ETCs to current market fair value. The change in valuation of the underlying aircraft and continued economic pressures on the sector also led to an additional write-down of UAL Corporation's ETCs of $5.7 million.

Electric utility sector write-downs were taken on selected issuers whose securities had not recovered with the rest of the electric utility issues in the market. The continued deterioration of these securities, along with a lack of improvement of the underlying credit, led to the determination that these securities were other than temporarily impaired. Write-downs taken in this sector totaled $24.7 million.

ABS secured by manufactured housing receivables have experienced deterioration in value, following the bankruptcy filing of a major servicer in the industry. This servicer was granted changes to the existing servicing agreements by the bankruptcy court. Servicing fees were increased and were moved to a more senior position in the capital structure. For those securities where the subordination was not at levels high enough to withstand this increase in fees without impairing value, write-downs of $14.1 million were recorded in the first quarter of 2003.

Deterioration during the first quarter of 2003 in the underlying collateral pools of other ABS investments led to decreased expectations of future cash flows. As a result, additional write-downs of $17.2 million on various ABS holdings, including CDOs, were also recorded in the three months ended March 31, 2003. Sales and write-downs have reduced LNC's CDO exposure from 1.6% of invested assets at December 31, 2002 to 1.4% of LNC's invested assets at March 31, 2003 as measured on a cost basis, with over 90% rated investment grade.

For additional information regarding LNC's process for determining whether declines in fair value of securities available-for-sale are other than temporary, see the discussion in LNC's 2002 Form 10-K under "Critical Accounting Policy Write-Downs and Allowances for Losses."

Unrealized Gains and Losses: When considering unrealized gain and loss information, it is important to realize that the information relates to the status of securities at a particular point in time, and may not be indicative of the status of LNC's investment portfolios subsequent to the balance sheet date. Further, since the timing of the recognition of realized investment gains and losses through the selection of which securities are sold is largely at management's discretion, it is important to consider the information provided below within the context of the overall unrealized gain or loss position of LNC's investment portfolios. These are important considerations that should be included in any evaluation of the potential impact of unrealized loss securities
upon LNC's future earnings.   LNC had an overall net unrealized gain
(after the amortization of acquisition costs, provision for policyholder commitments, investment expenses and taxes) on securities available-for-sale under FAS 115 of $872.0 million and $753.3 million at March 31, 2003 and December 31, 2002, respectively.

At March 31, 2003 and December 31, 2002, gross unrealized gains on securities available-for-sale were $2,555.0 million and $2,402.5 million, respectively, and gross unrealized losses on securities available-for-sale were $565.0 million and $735.4 million, respectively. At March 31, 2003, gross unrealized gains and gross unrealized losses on fixed maturity securities available-for-sale were $2,530.9 million and $548.9 million, respectively, and gross unrealized gains and losses on equity securities available-for-sale were $24.1 million and $16.1 million, respectively. At December 31, 2002, gross unrealized gains and gross unrealized losses on fixed maturity securities available-for-sale were $2,355.3 million and $690.9 million, respectively, and gross unrealized gains and losses on equity securities available-for-sale were $47.2 million and $44.5 million, respectively

Unrealized Losses on Securities Subject to Enhanced Analysis and
Monitoring: Within the portfolio of securities with unrealized losses are certain securities that LNC has identified as exhibiting indications that the decline in fair value may be other than a temporary decline in value. Where detailed analysis by LNC credit analysts and investment portfolio managers leads to the conclusion that a security's decline in fair value is other than temporary, the security is written down to fair value. In instances where declines are considered temporary, the security will continue to be carefully monitored. The following information is applicable to unrealized loss securities that were subject to these enhanced analysis and monitoring processes.

For traded and private securities held by LNC at March 31, 2003 that were subject to enhanced analysis and monitoring for potential changes in unrealized loss status, the fair value, amortized cost, unrealized loss and total time period that the security has been in an unrealized loss position are presented in the table below.



Unrealized Losses - Available for Sale Securities
Subject to Enhanced Analysis and Monitoring
March 31, 2003

                                                                         %                             %
                                            % Fair     Amortized     Amortized     Unrealized     Unrealized
(000s omitted)               Fair Value      Value       Cost          Cost           Loss           Loss
------------------------------------------------------------------------------------------------------------
<= 90 days                      $66,675      22.4%      $79,865        18.0%       $(13,190)         9.1%
> 90 days but <= 180 days         6,503       2.2%        6,891         1.5%           (388)         0.2%
> 180 days but <= 270 days       20,670       6.9%       21,666         4.9%           (996)         0.7%
> 270 days but <= 1 year         44,680      15.0%       60,939        13.8%        (16,259)        11.2%
> 1 year                        159,062      53.5%      273,530        61.8%       (114,468)        78.8%
                               -----------------------------------------------------------------------------
Total                          $297,590     100.0%     $442,891       100.0%      $(145,301)       100.0%
                               =============================================================================

LNC has no concentrations of issuers or guarantors of fixed maturity and equity securities. The composition by industry categories of securities subject to enhanced analysis and monitoring for potential changes in unrealized loss status held by LNC at March 31, 2003 is presented in the table below.



Unrealized Losses by Industry Sector - Available-for-Sale Securities
Subject to Enhanced Analysis and Monitoring
March 31, 2003

                                                                                                      %
                                            % Fair     Amortized   % Amortized     Unrealized     Unrealized
(000s omitted)               Fair Value      Value       Cost          Cost           Loss           Loss
------------------------------------------------------------------------------------------------------------
Electric Utility              $109,971       36.9%     $169,567       38.3%       $(59,596)         41.0%
Airlines                        61,254       20.6%       90,785       20.5%        (29,531)         20.3%
Asset-Backed Securities         32,187       10.8%       54,295       12.3%        (22,108)         15.2%
Sovereigns                      17,212        5.8%       28,416        6.4%        (11,204)          7.7%
Pipelines                       21,373        7.2%       31,998        7.2%        (10,625)          7.3%
Chemicals                        5,561        1.9%       13,398        3.0%         (7,837)          5.4%
Media Cable                      7,488        2.5%       9,386         2.1%         (1,898)          1.3%
CMBS                             3,408        1.1%       4,821         1.1%         (1,413)          1.0%
Retailers                        5,888        2.0%       6,262         1.4%           (374)          0.3%
Pharmaceuticals                  8,241        2.8%       8,525         1.9%           (284)          0.2%
Oil Field Services                 526        0.2%         780         0.2%           (254)          0.2%
Industrial Other                 4,542        1.5%       4,646         1.0%           (104)          0.1%
Metals and Mining                5,112        1.7%       5,183         1.2%            (71)          0.0%
Other                           14,827        5.0%      14,829         3.4%             (2)          0.0%
                            ----------  ----------  ----------   ----------    ------------    ----------
                              $297,590      100.0%    $442,891       100.0%      $(145,301)        100.0%
                            ==========  ==========  ==========   ==========    ============    ==========



At March 31, 2003 and December 31, 2002, less than 16% and 9%, respectively, of the traded and private securities held that were subject to enhanced analysis and monitoring for potential changes in unrealized loss status were rated as investment grade. The range of maturity dates for these securities varies, with about 49% of these securities maturing between 5 and 10 years, about 30% maturing in greater than 10 years and the remaining securities maturing in less than 5 years.

Unrealized Loss on All Below-Investment-Grade Fixed Maturity Securities:
Gross unrealized losses on all below-investment-grade securities were $363.0 million at March 31, 2003, representing 64.3% of total gross unrealized losses on all available-for-sale securities. Generally, below-investment-grade fixed maturity securities are more likely than investment-grade securities to develop credit concerns. The ratios of market value to amortized cost reflected in the table below are not necessarily indicative of the market value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of these ratios subsequent to March 31, 2003.



Unrealized Losses
Below-Investment-Grade Fixed Maturity Securities
March 31, 2003

Aging Category (000s omitted)  Bk Mkt Ratio        Fair Value          Amortized Cost      Unrealized Loss
------------------------------------------------------------------------------------------------------------
<=90 days                      70% to 100%           $200,672                $209,796              $(9,124)
                               40% to 70%               2,177                   3,532               (1,355)
                               Below 40%                2,291                   6,580               (4,289)
                                                -----------------------------------------------------------
<=90 days Total                                       205,140                 219,908              (14,768)

>90 days but <=180 days        70% to 100%            189,751                 223,707              (33,956)
                               Below 40%                   77                     285                 (208)
                                                -----------------------------------------------------------
>90 days but <=180 days Total                         189,828                 223,992              (34,164)

>180 days but <=270 days       70% to 100%             88,350                  96,383               (8,033)
                               40% to 70%              49,820                  80,660              (30,840)
                                                -----------------------------------------------------------
>180 days but <=270 days Total                        138,170                 177,043              (38,873)

>270 days but <=1 year         70% to 100%            193,163                 217,597              (24,434)
                               40% to 70%              18,367                  32,766              (14,399)
                                                -----------------------------------------------------------
>270 days but <=1 year Total                          211,530                 250,363              (38,833)

>1 year                        70% to 100%            507,860                 593,030              (85,170)
                               40% to 70%             186,440                 333,946             (147,506)
                               Below 40%                1,543                   5,235               (3,692)
                                                -----------------------------------------------------------
>1 year Total                                         695,843                 932,211             (236,368)
                                                -----------------------------------------------------------
Total Below-Investment-Grade                       $1,440,511              $1,803,517            $(363,006)
                                                ===========================================================

Unrealized Losses on All Securities: For total traded and private available-for-sale securities held by LNC at March 31, 2003 that are in unrealized loss status, the amortized cost, fair value, unrealized loss and total time period that the security has been in an unrealized loss position are presented in the table below.




Unrealized Losses - All Available-for-Sale Securities
March 31, 2003

                                                                                                      %
                                            % Fair     Amortized   % Amortized     Unrealized     Unrealized
(000s omitted)               Fair Value      Value       Cost          Cost           Loss           Loss
------------------------------------------------------------------------------------------------------------
<= 90 days                   $1,937,223      41.1%    $1,979,523       37.5%       $(42,300)         7.5%
> 90 days but <= 180 days       638,136      13.5%       709,812       13.5%        (71,676)        12.7%
> 180 days but <= 270 days      280,626       6.0%       333,397        6.3%        (52,771)         9.3%
> 270 days but <= 1 year        280,252       6.0%       323,713        6.1%        (43,461)         7.7%
> 1 year                      1,574,137      33.4%     1,928,911       36.6%       (354,774)        62.8%
                             -------------------------------------------------------------------------------
Total                        $4,710,374     100.0%    $5,275,356      100.0%      $(564,982)*      100.0%
                             ===============================================================================

* Included in the total unrealized losses are unrealized losses of $2.5 million related primarily to participating polices in the Lincoln UK segment. Gain and losses on securities supporting this business are credited to the policyholder when incurred and do not affect the net income of LNC.



The composition by industry categories of total securities available-for-sale in unrealized loss status, held by LNC at March 31, 2003, is presented in the table below.

Unrealized Losses by Industry Sector - All Available-for-Sale Securities March 31, 2003



                                                                                                       %
                                             % Fair     Amortized   % Amortized     Unrealized     Unrealized
(000s omitted)                Fair Value      Value       Cost          Cost           Loss           Loss
------------------------------------------------------------------------------------------------------------
Electric Utility              $594,928        12.6%     $710,610       13.5%        $(115,682)        20.5%
Airlines                       189,953         4.0%      286,581        5.4%          (96,628)        17.1%
Asset-Backed Securities        843,445        17.9%      918,375       17.4%          (74,930)        13.3%
Banking                        364,221         7.7%      403,450        7.6%          (39,229)         6.9%
Sovereigns                     243,083         5.2%      263,392        5.0%          (20,309)         3.6%
Pipelines                      155,973         3.3%      175,131        3.3%          (19,158)         3.4%
Wirelines                       94,960         2.0%      111,269        2.1%          (16,309)         2.9%
Chemicals                       75,462         1.6%       91,459        1.7%          (15,997)         2.8%
Automotive                     117,675         2.5%      133,274        2.5%          (15,599)         2.8%
Media Cable                     28,397         0.6%       41,968        0.8%          (13,571)         2.4%
CMBS                            63,142         1.3%       74,527        1.4%          (11,385)         2.0%
Retailers                       61,304         1.3%       72,669        1.4%          (11,365)         2.0%
Pharmaceuticals                 42,117         0.9%       53,416        1.0%          (11,299)         2.0%
Oil Field Services              32,632         0.7%       41,218        0.8%           (8,586)         1.5%
Industrial Other                49,683         1.1%       57,981        1.1%           (8,298)         1.5%
Refining                        50,068         1.1%       57,448        1.1%           (7,380)         1.3%
Integrated                      30,825         0.7%       37,755        0.7%           (6,930)         1.2%
Transportation Services         77,576         1.6%       83,811        1.6%           (6,235)         1.1%
Other                          493,054        10.5%      498,860        9.6%           (5,806)         1.0%
Technology                      28,465         0.6%       33,791        0.6%           (5,326)         0.9%
Foreign Agencies                24,600         0.5%       29,395        0.6%           (4,795)         0.9%
Utility Other                   25,223         0.5%       29,985        0.6%           (4,762)         0.9%
Food and Beverage              106,060         2.3%      109,994        2.1%           (3,934)         0.8%
Metals and Mining               62,101         1.3%       65,738        1.2%           (3,637)         0.7%
Supermarkets                    25,034         0.5%       28,060        0.5%           (3,026)         0.6%
Paper                           40,943         0.9%       43,968        0.8%           (3,025)         0.5%
Railroads                       26,483         0.6%       29,286        0.6%           (2,803)         0.5%
Aerospace/Defense               19,520         0.4%       22,282        0.4%           (2,762)         0.5%
P&C                             88,648         1.9%       90,882        1.7%           (2,234)         0.4%
Consumer Non-Cyclical Services   7,488         0.2%        9,386        0.2%           (1,898)         0.3%
Mortgage                        39,037         0.8%       40,740        0.8%           (1,703)         0.3%
Distributors                    32,466         0.7%       33,828        0.6%           (1,362)         0.2%
Captive                         27,881         0.6%       28,935        0.5%           (1,054)         0.2%
Wireless                         8,779         0.2%        9,787        0.2%           (1,008)         0.2%
Building Materials              20,272         0.4%       21,161        0.4%             (889)         0.2%
Media Non-Cable                 15,628         0.3%       16,450        0.3%             (822)         0.1%
Collateralized Mortgage
Obligations                    120,416         2.6%      121,161        2.3%             (745)         0.1%
Tobacco                         47,320         1.0%       47,964        0.9%             (644)         0.1%
Municipal                       34,259         0.7%       34,835        0.7%             (576)         0.1%
Financial Other                 27,934         0.6%       28,390        0.5%             (456)         0.1%
Life                             2,772         0.1%        3,178        0.1%             (406)         0.1%
Construction Machinery           4,725         0.1%        5,076        0.1%             (351)         0.1%
Foreign Local Governments        4,455         0.1%        4,751        0.1%             (296)         0.1%
Non-Capitve Diversified          3,383         0.1%        3,663        0.1%             (280)         0.0%
Lodging                         16,451         0.3%       16,729        0.3%             (278)         0.0%
Independent                     12,069         0.3%       12,270        0.2%             (201)         0.0%
Basic Industry                   3,294         0.1%        3,409        0.1%             (115)         0.0%
Non-Captive Consumer             4,542         0.1%        4,646        0.1%             (104)         0.0%
Diversified Manufacturing       14,027         0.3%       14,091        0.3%              (64)         0.0%
Consumer Cyclical Services      14,947         0.3%       15,000        0.3%              (53)         0.0%
Financial Companies              1,435         0.0%        1,485        0.0%              (50)         0.0%
Consumer Cyclical                  777         0.0%          818        0.0%              (41)         0.0%
Entertainment                    5,243         0.1%        5,266        0.1%              (23)         0.0%
GNMA                            15,365         0.3%       15,378        0.3%              (13)         0.0%
Brokerage                        1,396         0.0%        1,401        0.0%               (5)         0.0%
FNMA FHA VA 30YR                   199         0.0%          203        0.0%               (4)         0.0%
Lincoln UK Fixed Maturity
Securities                     154,073         3.3%      158,940        3.0%           (4,867)         0.8%
Lincoln UK Equity Securities    14,166         0.3%       19,840        0.4%           (5,674)         1.0%
-----------------------------------------------------------------------------------------------------------
Total                       $4,710,374       100.0%   $5,275,356      100.0%        $(564,982)       100.0%
                            ================================================================================


At March 31, 2003, the range of maturity dates for total traded and private securities available-for-sale in unrealized loss status varies, with about 20% maturing between 5 and 10 years, 47% maturing after 10 years and the remaining securities maturing in less than 5 years.

As of March 31, 2003 there were unrealized losses of $326.5 million in the electrical utility, airline, ABS and Banking industries, representing 57.8% of total unrealized losses. LNC's view of risk factors at March 31, 2003 with respect to these industries is presented below.

The electric utility sector continues to be LNC's most significant unrealized loss sector with $115.7 million of unrealized losses at March 31, 2003. During the first quarter 2003, several utilities were able to complete asset sales and secure the financing needed in order to weather the trough in the energy cycle. The market is now expecting those yet to secure financing will be able to do so at terms that are palatable. The announcement of the settlement between the FERC and a large energy provider relieved some of the concerns regarding the future litigation risks of all energy providers in California. With the overhang of litigation and potentially debilitating settlements mitigated, valuations of utility paper are improving. LNC believes that as the over-capacity in the market for electricity is rectified from increased economic activity and as old, inefficient power plants are taken off-line, margins should begin to revert to mid-cycle valuations. As this cycle progresses, LNC expects to see further improvement in this sector and believes that the unrealized losses in this sector are temporary.

Airline holdings ended the first quarter 2003 with an unrealized loss of $96.6 million, only a slight improvement over December 31, 2002 despite the fact that LNC realized losses of $54.3 million in the sector during the quarter. In contrast to the airline securities that were written down in the first quarter, LNC has not written down securities issued by airlines for which there is currently a low expected probability of bankruptcy, due to the relatively strong financial position of these carriers. For these stronger airlines, LNC believes that the unrealized loss positions at March 31, 2003 are temporary, and LNC expects an ultimate recovery of full principal and interest as these securities mature. For the portion of the airline sector exposure that is invested in EETC structures, LNC holds securities that are enhanced through the liquidity facilities present in these securities and their relatively higher quality aircraft collateral pools.

The asset-backed securities (ABS) exposure of the LNC portfolio ended the quarter with an unrealized loss of $74.9 million. Of this amount, $53.9 million relates to CDOs and $17.2 million relates to ABS secured by manufactured housing receivables. CDOs have experienced pressure due to the nature of the assets, poor collateral experience and the specific risk of downgrade for individual tranches held by LNC. LNC has performed the cash flow testing required by EITF 99-20 and, based on that analysis, anticipates full recovery of principal and interest. As a result, these unrealized losses are considered temporary.

ABSs secured by manufactured housing receivables have experienced deterioration in value following the bankruptcy filing of a major servicer in the industry. This servicer was granted changes to the existing servicing agreements by the bankruptcy court. Servicing fees were increased and were moved to a more senior position in the capital structure. For those securities that were adversely affected by this change, LNC recorded write-downs in the first quarter of 2003. Where LNC held positions that are not believed to be affected by the change in fee structure, LNC expects to fully recover principal and interest.

The majority of unrealized loss in the banking sector is economically offset by unrealized gain in the derivative portfolio for hedging that is related to these securities. Of the $39.2 million of unrealized loss in the banking industry, $28.5 million is related to securities with offsetting derivative gains. The unrealized gain on the derivative positions relating to these securities was $38.5 million at the end of the first quarter 2003. All the underlying credits that have been swapped have an average rating of A+ and LNC does not anticipate any credit-related losses on these securities.

Unrealized Loss Fixed Maturity Securities Available-for-Sale in Excess of $10 million: As of March 31, 2003, LNC held fixed maturity securities available-for-sale with gross unrealized losses of $10 million, or greater, as discussed below.



Fixed Maturity Securities
Unrealized Losses Greater Than $10 million
March 31, 2003
                                                             Amortized   Unrealized     Length of Time
(000s Omitted)                                  Fair Value     Cost         Loss      in a Loss Position
--------------                                  -------------------------------------------------------------
               Investment-Grade
              -----------------
ABS Secured by Manufactured Housing Receivables    $64,601    $78,990   $(14,389)   >90 days but <=180 days

Sr. Notes Backed by Pool of High Yield Bonds        15,000     30,000    (15,000)        >1 year
                                                   ------------------------------
Total Investment-Grade                             $79,601   $108,990   $(29,389)
                                                   ==============================
               Non-Investment-Grade
              -----------------
Power Generation Project Finance                   $33,881    $45,000   $(11,119)   >90 days but <=180 days
US Utility Company                                  32,486     43,619    (11,133)  >180 days but <=270 days

US Based International Airline Company              40,860     76,245    (35,385)        >1 year
US Based International Airline Company              40,751     69,380    (28,629)        >1 year
US Utility Company                                  26,340     52,134    (25,794)        >1 year
US Telecommunications Company                       53,563     68,490    (14,927)        >1 year
US Media/Cable Company                              11,187     24,295    (13,108)        >1 year
US Utility Company                                  36,748     48,931    (12,183)        >1 year
US Utility Company                                  51,261     62,716    (11,455)        >1 year
Foreign Pharmaceutical Company                      17,212     28,416    (11,204)        >1 year
                                                  -------------------------------
Total Non-Investment Grade                        $344,289   $519,226  $(174,937)
                                                  ===============================



The information presented above is subject to rapidly changing conditions. As such, LNC expects that the level of securities with overall unrealized gains and losses will fluctuate, as will the level of unrealized loss securities that are subject to enhanced analysis and monitoring.

Mortgage Loans on Real Estate: As of March 31, 2003, mortgage loans on real estate and investments in real estate represented 10.3% and 0.6% of LNC's total investment portfolio, respectively. As of March 31, 2003, the underlying properties supporting the mortgage loans on real estate consisted of 37.3% in commercial office buildings, 23.2% in retail stores, 18.0% in industrial buildings, 10.2% in apartments, 7.5% in hotels/motels and 3.8% in other. In addition to the dispersion by property type, the mortgage loan portfolio is geographically diversified throughout the United States.

The following summarizes key information on mortgage loans:
                                                      March 31    December 31
          (in millions)                                   2003           2002
         --------------                               --------    -----------
Total Portfolio (net of reserves)                     $4,235.5       $4,205.5

Impaired mortgage loans                                  $73.5          $72.3
Impaired mortgage loans as a percentage
of total mortgage loans                                    1.7%           1.7%

Mortgage loans two or more payments
delinquent (including in process of foreclosure)         $35.1           $1.9
Restructured loans in good standing                        4.1            4.6
Reserve for mortgage loans                                12.2           11.9

All mortgage loans that are impaired have an established allowance for credit loss. Changing economic conditions impact LNC's valuation of mortgage loans. Current market data, such as local vacancy, rental, discount and capitalization rates, are incorporated into the discounted cash flow analysis that LNC performs for monitored loans and may contribute to the establishment of (or an increase in) an allowance for credit losses. In addition, LNC continues to monitor its entire commercial mortgage portfolio to identify risks. Areas of current emphasis are the hotel mortgage loan portfolio and retail, office and industrial properties anchored by deteriorating credits or experienced debt coverage reduction. Where warranted, LNC has established or increased loss reserves based upon this analysis. Impaired mortgage loans as a percentage of total mortgage loans have increased over the last year as a result of increased credit losses in the sectors noted above. This percentage was 1.7%, 1.7%, 0.6%, 0.5%, 0.6%, 0.8%, 1.1% and
1.9% and 3.9% as of March, 31, 2003, December 31, 2002, 2001, 2000,
1999, 1998, 1997, 1996 and 1995, respectively.

Fixed maturity securities available-for-sale, mortgage loans on real estate and real estate that were non-income producing for the three months ended March 31, 2003 were not significant. As of March 31, 2003 and December 31, 2002, the carrying value of non-income producing securities was $51.3 million and $37.3 million, respectively.

Net Investment Income
Net investment income was flat in the first three months of 2003 when compared with the first three months of 2002. The overall yield on
investments decreased to 6.51% from 6.88%.   The decrease in the yield
was primarily due to lower interest rates on new securities purchased along with additional security defaults during the last year. The mean invested assets increased 5.7% between the three month periods. This increase was due primarily to positive fixed annuity flows and new life insurance business generated over the last year.

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

The consolidated statements of cash flows in the March 31, 2003 unaudited consolidated financial statements indicates that operating activities provided cash of $444.0 million during the first three months of 2003. This statement also classifies the other sources and uses of cash by investing activities and financing activities and discloses the total amount of cash available to meet LNC's obligations.

Although LNC generates adequate cash flow to meet the needs of its normal operations, periodically LNC may issue debt or equity securities to fund internal expansion, acquisitions, investment opportunities and the retirement of LNC's debt and equity.

In July 2001, the LNC Board authorized the repurchase of $500 million of LNC's securities. On August 8, 2002, the LNC Board authorized the repurchase of up to an additional $600 million of LNC securities. The remaining amount under the combined repurchase authorization at March 31, 2003 was $675.1 million.

LNC's insurance subsidiaries are subject to certain insurance department regulatory restrictions as to the transfer of funds and payment of dividends to the holding company. Generally, these restrictions pose no short-term liquidity concerns for the holding company. However, the acquisition of two blocks of business in 1998 resulted in negative statutory earned surplus for LNL which triggered certain approval requirements in order for LNL to declare and pay dividends to LNC. As a result of negative earned surplus, LNL was required to obtain the prior approval of the Indiana Insurance Commissioner ("Commissioner") before paying any dividends to LNC until its statutory earned surplus became
positive.   During the first quarter 2002, LNL received approval from
the Commissioner to reclassify total dividends of $495 million paid to LNC in 2001 from LNL's earned surplus to paid-in-capital. This change plus the increase in statutory earned surplus from the indemnity reinsurance transaction with Swiss Re resulted in positive statutory earned surplus for LNL at December 31, 2001.

In general, dividends are not subject to prior approval from the Commissioner provided LNL's statutory earned surplus is positive and such dividends do not exceed the standard limitation of the greater of 10% of total statutory earned surplus or the amount of statutory earnings in the prior calendar year. As a result of the payment of dividends and statutory losses in 2002, LNL's statutory earned surplus was negative as of December 31, 2002. The statutory losses resulted from realized losses on investments, the effect of the equity markets and the reserve strengthening in 2002 related to the reinsurance business sold to Swiss Re. Due to the negative statutory earned surplus as of December 31, 2002, any dividend(s) paid by LNL in 2003 will be subject to prior approval from the Commissioner. As occurred in 2001, dividends approved and paid while statutory earned surplus is negative are expected to be classified as a reduction to paid-in-capital.

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

As of March 31, 2003, LNC's senior debt ratings were Moody's at A3 ("Upper Medium Grade"), Standard and Poor's at A- ("Strong"), Fitch at A ("Strong") and A.M. Best at "a" ("Strong"), and LNC's commercial paper ratings included Moody's at P-2 ("Strong"), Standard and Poor's at A-2 ("Satisfactory") and Fitch at F-1 ("Very Strong"). Although there are less investors for A-2/P-2 commercial paper and there are periods in which there is weak investor interest in A-2/P-2 commercial paper, through March 31, 2003, liquidity has not been adversely impacted. LNC can draw upon alternative short-term borrowing facilities such as revolving bank lines of credit.

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

Total shareholders' equity increased $102.5 million during the three months ended March 31, 2003. Accumulated other comprehensive income increased shareholders' equity by $104.9 million. The components of the changes to accumulated other comprehensive income were: $115.3 million related to the increase in the net unrealized gain on securities available-for-sale and derivative instruments, $0.6 million increase related to the effect of foreign currency changes on the minimum pension liability adjustment, and a decrease of $11.0 million related a change in the accumulated foreign exchange adjustment. Excluding changes due to other comprehensive income, shareholders' equity decreased $2.4 million. This decrease is the net of increases due to $41.6 million of net income, $2.7 million from the issuance/forfeiture of common stock under benefit plans and a $12.6 million increase to additional paid-in to record stock-based compensation and decreases due to $59.3 million from the declaration of dividends to shareholders.

Contingencies

See Note 5 to the consolidated financial statements for information regarding contingencies.

Item 3  Quantitative and Qualitative Disclosure of Market Risk
------
LNC provided a discussion of its market risk in Item 7A of its 2002 Annual Report on Form 10-K for the year ended December 31, 2002. During the first three months of 2003, there was no substantive change to LNC's market risk except for the items noted below:

Interest Rate Risk - Falling Rates.

As discussed in the Quantitative and Qualitative Disclosures About Market Risk section of LNC's annual report on Form 10-K for the year ended December 31, 2002, interest spreads would be at risk on LNC's fixed annuity and interest-sensitive whole life, universal life and fixed portion of variable universal life insurance policies if interest rates continued to fall and remained lower for a period of time. The following table provides detail on the difference between interest crediting rates and minimum guaranteed rates as of March 31, 2003. For example, at March 31, 2003, there are $4.834 billion of combined Retirement and Life Insurance account values where the excess of the
crediting rate over contact minimums is between 1.51% and 2.00%.   The
analysis presented below ignores any non-guaranteed elements within the life insurance products such as cost of insurance or expense loads which, for many products, may be redetermined in the event that interest margins deteriorate below the level that would cause the credited rate to equal the minimum guaranteed rate.



                                               Excess of Crediting Rates over Contract Minimums
                                            ------------------------------------------------------
As of March 31, 2003 (in millions)            Retirement      Life        Total            %
----------------------------------          --------------  ----------  --------------------------
CD and On-Benefit type annuities                  $4,548          $-        $4,548       14.7%

Discretionary rate setting products*
No difference                                      3,362         694         4,056       13.1%
up to .1%                                            174         729           903        2.9%
..11% to .20%                                       2,679         249         2,928        9.5%
..21% to .30%                                         119          38           157        0.5%
..31% to .40%                                         178           -           178        0.6%
..41% to .50%                                         193           -           193        0.6%
..51% to .60%                                         349         994         1,343        4.4%
..61% to .70%                                       5,661           -         5,661       18.3%
..71% to .80%                                         156          59           215        0.7%
..81% to .90%                                         266         164           430        1.4%
..91% to 1.0%                                         411         355           766        2.5%
1.01% to 1.50%                                     1,458       2,535         3,993       12.9%
1.51% to 2.00%                                       803       4,031         4,834       15.7%
2.01% to 2.50%                                       230         273           503        1.6%
2.51% to 3.00%                                        22         158           180        0.6%
3.01% and above                                        3           0             3        0.0%
                                            --------------  ----------   ------------------------
Total Discretionary rate setting products         16,064      10,279        26,343       85.3%

                                            --------------  ----------   ------------------------
Grand Total                                      $20,612     $10,279       $30,891      100.0%
                                            ==============  ==========   ========================



Equity Market Exposures.

See the discussion captioned Second Quarter 2003 Guidance for the Estimated Effect of Equity Market Volatility for updated guidance for the estimated effect of equity market volatility.

The following is a discussion of changes to LNC's derivative positions.

Derivatives
As discussed in Note 7 to the consolidated financial statements for the year ended December 31, 2002, LNC has entered into derivative transactions to reduce its exposure to fluctuations in interest rates, the risk of changes in liabilities indexed to LNC stock, credit risk and foreign exchange risk. In addition, LNC is subject to risks associated with changes in the value of its derivatives; however, such changes in value are generally offset by changes in the value of the items being hedged by such contracts. Modifications to LNC's derivative strategy are initiated periodically upon review of the Company's overall risk assessment. During the first three months of 2003, the more significant changes in LNC's derivative positions are as follows:

1. Entered into 0.3 billion notional of interest rate cap agreements that are used to hedge its annuity business against the negative impact of a significant and sustained rise in interest rates. A total of 0.2 billion notional expired resulting in a total remaining $1.4 billion notional. The expiration in notional resulted in no gain or loss.

2. Decreased its use of swaptions that are used to hedge its annuity business against the negative impact of a significant and sustained rise in interest rates from 180.0 million notional to 90.0 million notional. The decrease in notional is a result of expirations and resulted in no gain or loss.

3. Entered into interest rate swap agreements hedging floating rate bond coupon payments in the amount of 10.0 million notional. A total of
   1.7 million notional expired resulting in a total remaining 437.5 million notional. These interest rate swap agreements convert floating rate bond coupon payments into a fixed rate of return. No gain or loss was recognized as a result of the expirations.

4. Entered into foreign exchange forward contracts in the amount of 4.8 million notional that are hedging the foreign currency exposure of a portion of LNC's investment in its Lincoln UK subsidiary. A total of
   18.6 million notional expired resulting in a total remaining 29.2 million notional. No gain or loss was recognized as a result of the expirations.

5. Decreased its use of credit default swaps from 26.0 million notional to 8.0 million notional. The decrease in notional is a result of expirations and resulted in no gain or loss. LNC uses credit default swaps to hedge against a drop in bond prices due to credit concerns of certain bond issuers.

6. Entered into 0.3 million call options on an equal number of shares of LNC stock, resulting in a total of 1.6 million call options on an equal number of shares of LNC stock. A total of 0.02 million call options were terminated, resulting in no gain or loss. These call options are hedging the increase in liabilities arising from stock appreciation rights granted on LNC stock. Additional stock appreciation rights were granted to LNC agents during the first quarter of 2003.

LNC is exposed to credit loss in the event of non-performance by counterparties on various derivative contracts. However, LNC does not anticipate non-performance by any of the counterparties. The credit risk associated with such agreements is minimized by purchasing such agreements from financial institutions with long-standing superior performance records.

Item 4 -- Controls and Procedures
------
(a) Evaluation of disclosure controls and procedures - The Corporation's Principal Executive Officer and Principal Financial Officer have reviewed and evaluated the effectiveness of the Corporation's disclosure controls and procedures [as defined in Rules 240.13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act)] as of a date within ninety days before the filing date of this quarterly report. Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that the Corporation's disclosure controls and procedures are effective, providing them with material information relating to the Corporation as required to be disclosed in the reports the Corporation files or submits under the Exchange Act on a timely basis.

(b) Changes in internal controls - There were no significant changes in the Corporation's internal controls or in other factors that could significantly affect the Corporation's disclosure controls and procedures subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Corporation's internal controls.


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

12  Historical Ratio of Earnings to Fixed Charges

99 Additional Exhibit - Section 906 Certifications

(b) Updated Guidance for Estimated Effect of Equity Market Volatility is incorporated herein by reference to LNC's Form 8-K as filed with the Securities and Exchange Commission on February, 27, 2003.

Statistical Supplement and Detail of gross realized and losses on investments is incorporated herein by reference to LNC's Form 8-K as filed with the Securities and Exchange
Commission on February 14, 2003.

Press release announcing LNC's 2002 4th quarter and annual earnings is incorporated herein by reference to LNC's Form
8-K as filed with the Securities and Exchange Commission on February 11, 2003.

Lincoln National Life Insurance Company press release dated January 29, 2003 announcing a realignment of operations and Lincoln Financial Group press release dated January 29, 2003 announcing completion of a previously disclosed review of product assumptions is incorporated herein by reference to LNC's Form 8-K as filed with the Securities and Exchange Commission on January 30, 2003.


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

Date  May 9, 2003


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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003
                                           /s/  Jon A. Boscia
                                           ------------------
                                           Jon A. Boscia
                                           Chairman and Chief Executive Officer

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003
                                           /s/  Richard C. Vaughan
                                           -----------------------
                                           Richard C. Vaughan
                                           Executive Vice President and
                                           Chief Financial Officer


LINCOLN NATIONAL CORPORATION
Exhibit Index for the Report on Form 10-Q for the Quarter Ended March 31, 2003

Exhibit Number                Description                         Page Number
--------------                -----------                         -----------
12                            Historical Ratio of
                              Earnings to Fixed Charges                60

99                            Additional Exhibit - Section
                              906 Certifications                       61