Form 10-Q
period 2003-06-30
LINCOLN NATIONAL CORP
filed 2003-08-08
CIK 59558

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

For quarter ended June 30, 2003            Commission file number 1-6028

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

Indicate the number of shares outstanding for each issurer's classes of common stock, as of the last applicable date:

As of August 1, 2003 LNC had 177,728,818 shares of Common Stock outstanding.

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports) and (2) has been subject
to such filing requirements for the past 90 days.   Yes [ X ]  No [   ]

Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act). Yes   [ X ]   No

The exhibit index to this report is located on page 66.



PART I - FINANCIAL INFORMATION

Item 1  Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS



                                                               June 30                      December 31
                              (000s omitted)                      2003                            2002*
                              --------------                      ----                             ----
ASSETS                                                        (Unaudited)
Investments:
Securities available-for-sale, at fair value:
Fixed maturity (cost 2003 - $32,256,822;
2002 - $31,103,146)                                        $35,354,502                      $32,767,465
Equity (cost 2003 - $244,287;
2002 - $334,493)                                               257,308                          337,216
Mortgage loans on real estate                                4,314,281                        4,205,470
Real estate                                                    240,328                          279,702
Policy loans                                                 1,919,586                        1,945,626
Derivative instruments                                         104,976                           86,236
Other investments                                              400,601                          378,136
                                                           -----------                      -----------

Total Investments                                           42,591,582                       39,999,851
Cash and invested cash                                       1,945,847                        1,690,534
Property and equipment                                         239,080                          242,135
Deferred acquisition costs                                   2,697,078                        2,970,866
Premiums and fees receivable                                   395,994                          212,942
Accrued investment income                                      555,141                          536,720
Assets held in separate accounts                            39,942,847                       36,178,336
Federal income taxes                                                --                          317,726
Amounts recoverable from reinsurers                          7,377,104                        7,280,014
Goodwill                                                     1,233,614                        1,233,232
Other intangible assets                                      1,258,611                        1,291,973
Other assets                                                 1,295,902                        1,230,316
                                                           -----------                      -----------
Total Assets                                               $99,532,800                      $93,184,645

* Restated, see Note 2 - Change in Accounting Principle for more information.

See notes to consolidated financial statements.




LINCOLN NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

-CONTINUED-

                                                               June 30                   December 31
                              (000s omitted)                      2003                         2002*
                              --------------                      ----                          ----
                                                              (Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Insurance and Investment Contract Liabilities:

Insurance policy and claim reserves                        $23,918,880                   $23,558,874

Contractholder funds                                        22,253,232                    21,286,396

Liabilities related to separate accounts                    39,942,847                    36,178,336
                                                           -----------                   -----------
Total Insurance and Investment Contract Liabilities         86,114,959                    81,023,606

Federal Income Taxes                                            71,953                            --

Short-term debt                                                 83,399                       153,045

Long-term debt                                               1,121,439                     1,119,245
Company-obligated mandatorily redeemable preferred
securities of subsidiary trusts holding solely junior
subordinated debentures                                        397,150                       392,658

Other liabilities                                            4,989,023                     4,171,452

Deferred gain on indemnity reinsurance                         938,938                       977,149
                                                           -----------                   -----------
Total Liabilities                                           93,716,861                    87,837,155

Shareholders' Equity:
Series A preferred stock-10,000,000 shares authorized
(6/30/03 liquidation value - $1,528)                               638                           666

Common stock - 800,000,000 shares authorized                 1,454,828                     1,431,342

Retained earnings                                            3,244,339                     3,180,928

Accumulated Other Comprehensive Income (Loss):
Foreign currency translation adjustment                         68,324                        50,780
Net unrealized gain on securities available-for-sale         1,117,804                       753,272
Net unrealized gain on derivative instruments                   28,799                        28,349
Minimum pension liability adjustment                           (98,793)                      (97,847)
                                                           -----------                   -----------
Total Accumulated Other Comprehensive Income                 1,116,134                       734,554
                                                           -----------                   -----------
Total Shareholders' Equity                                   5,815,939                     5,347,490
                                                           -----------                   -----------
Total Liabilities and Shareholders' Equity                 $99,532,800                   $93,184,645

* Restated, see Note 2 - Change in Accounting Principle for more information.

See notes to consolidated financial statements.




LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

                                                                   Six Months Ended                   Three Months Ended
                                                                        June 30                              June 30
(000s omitted, except per share amounts)                      2003                2002*           2003                 2002*
----------------------------------------                      ----                 ----           ----                  ----
                                                                      (Unaudited)                          (Unaudited)
Revenue:
Insurance premiums                                        $134,285             $154,119        $65,988               $76,999
Insurance fees                                             682,650              714,245        347,768               359,845
Investment advisory fees                                    93,537               95,766         49,353                47,756
Net investment income                                    1,314,867            1,312,205        660,219               657,407
Realized loss on investments and
derivative instruments
(net of amounts restored/(amortized) against
balance sheet accounts, Note 4)                            (94,127)            (184,403)        (2,690)              (81,060)
Amortization of deferred gain on
indemnity reinsurance                                       36,211               46,200         18,045                22,038
Other revenue and fees                                     145,056              145,298         74,470                74,494
                                                       -----------          -----------    -----------           -----------
Total Revenue                                            2,312,479            2,283,430      1,213,153             1,157,479


Benefits and Expenses:

Benefits                                                 1,206,219            1,251,722        593,189               648,326
Underwriting, acquisition,
insurance and other expenses                               836,832              839,804        409,319               437,571
Interest and debt expense                                   46,301               49,455         22,966                24,649
                                                       -----------          -----------    -----------           -----------

Total Benefits and Expenses                              2,089,352            2,140,981      1,025,474             1,110,546
                                                       -----------          -----------    -----------           -----------

Income before Federal Income Taxes                         223,127              142,449        187,679                46,933

Federal income taxes                                        38,836                8,296         44,977                (1,615)
                                                       -----------          -----------    -----------           -----------

Net Income                                                $184,291             $134,153       $142,702               $48,548

Net Income Per Common Share- Basic                           $1.04                $0.72          $0.81                 $0.26

Net Income Per Common Share- Diluted                         $1.03                $0.71          $0.80                 $0.26

*Restated, see Note 2- Change in Accounting Principle for more information.

See notes to consolidated financial statements





LINCOLN NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                    Six Months Ended June 30
                                                                   Number of Shares                             Amounts
        (000s omitted from dollar amounts)                   2003                      2002          2003                   2002*
        ------------------------------------------           ----                      ----          ----                    ----
                                                                     (Unaudited)                              (Unaudited)
Series A Preferred Stock:
Balance at beginning-of-year                               20,118                    23,034          $666                    $762
Conversion into common stock                               (1,018)                   (2,464)          (28)                    (81)
                                                      -----------               -----------   -----------             -----------
Balance at June 30                                         19,100                    20,570           638                     681

Common Stock:
Balance at beginning-of-year                          177,307,999               186,943,738     1,431,342               1,340,002
Conversion of series A preferred stock                     16,288                    39,424            28                      81
Issued/forfeited under benefit plans                      337,999                 2,075,366         8,100                  71,805
Additional paid-in capital - vesting of
stock options granted                                                                              23,546                  27,546
Additional paid-in capital - tax benefit on
stock options                                                                                      (8,188)                  2,486
Retirement of common stock                                     --                (4,885,000)           --                 (27,079)
                                                      -----------               -----------   -----------             -----------
Balance at June 30                                    177,662,286               184,173,528     1,454,828               1,414,841

Retained Earnings:
Balance at beginning-of-year                                                                    3,180,928               3,789,870
Comprehensive income                                                                              565,871                 293,431
Less other comprehensive income (loss):
Foreign currency translation adjustment                                                            17,544                  30,009
Net unrealized gain on
securities available-for-sale                                                                     364,532                 129,994
Net unrealized gain on derivative instruments                                                         450                   1,154
Minimum pension liability adjustment                                                                 (946)                 (1,879)
                                                                                              -----------             -----------

Net Income                                                                                        184,291                 134,153
Retirement of common stock                                                                             --                (199,596)
Dividends declared:
Series A preferred ($1.50 per share)                                                                  (30)                    (30)
Common stock (2003-$0.67; 2002-$0.64)                                                            (120,850)               (119,584)
                                                                                              -----------             -----------
Balance at June 30                                                                             $3,244,339              $3,604,813

*Restated, see Note 2- Change in Accounting Principle for more information.

See notes to consolidated financial statements.



LINCOLN NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Continued)

                                                                          Six Months Ended June 30
                                                                                   Amounts
         (000s omitted from dollar amounts)                              2003                   2002*
         ----------------------------------------                        ----                    ----
                                                                                  (Unaudited)
Foreign Currency Translation Adjustment:
Accumulated adjustment at
beginning-of-year                                                     $50,780                 $(8,062)
Change during the period                                               17,544                  30,009
                                                                  -----------             -----------
Balance at June 30                                                     68,324                  21,947
                                                                  -----------             -----------

Net Unrealized Gain (Loss) on
Securities Available-for-Sale:
Balance at beginning-of-year                                          753,272                 195,681
Change during the period                                              364,532                 129,994
                                                                  -----------             -----------
Balance at June 30                                                  1,117,804                 325,675
                                                                  -----------             -----------

Net Unrealized Gain (Loss) on Derivative Instruments:
Balance at beginning-of-year                                           28,349                  21,523
Change during the period                                                  450                   1,154
                                                                  -----------             -----------
Balance at June 30                                                     28,799                  22,677
                                                                  -----------             -----------

Minimum Pension Liability Adjustment:
Balance at beginning-of-year                                          (97,847)                (35,959)
Change during the period                                                 (946)                 (1,879)
                                                                  -----------             -----------
Balance at June 30                                                    (98,793)                (37,838)
                                                                  -----------             -----------

Total Shareholders' Equity
at June 30                                                         $5,815,939              $5,352,796

Common Stock at End of Quarter:
Assuming conversion of preferred stock                            177,967,886             184,502,648
Diluted basis                                                     179,535,988             186,141,360

* Restated, see Note 2 - Change in Accounting Principle for more information.

See notes to consolidated financial statements.





LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                       Six Months Ended
                                                                                                            June 30
                   (000s omitted)                                                                   2003                   2002*
         ----------------------------------------                                                   ----                    ----
Cash Flows from Operating Activities:                                                                     (Unaudited)
Net income                                                                                      $184,291                $134,153
Adjustments to reconcile net income to net cash
(used in) provided by operating activities:
Deferred acquisition costs                                                                      (124,923)               (145,091)
Premiums and fees receivable                                                                    (183,052)                (61,322)
Accrued investment income                                                                        (18,421)                  7,157
Policy liabilities and accruals                                                                 (115,211)                (38,478)
Contractholder funds                                                                             627,485                 485,650
Amounts recoverable from reinsurers                                                              (97,090)               (479,566)
Federal income taxes                                                                             151,437                  67,583
Federal income taxes paid from proceeds of disposition                                                --                (516,152)
Stock-based compensation expense                                                                  23,546                  27,546
Provisions for depreciation                                                                       26,268                  24,946
Amortization of other intangible assets                                                           40,266                  57,484
Amortization of deferred gain                                                                    (36,211)                (46,200)
Realized loss on investments and derivative instruments                                           94,127                 184,403
Other                                                                                           (172,846)                258,310
                                                                                             -----------             -----------
Net Adjustments                                                                                  215,375                (173,730)
                                                                                             -----------             -----------
Net Cash Provided (Used in) by Operating Activities                                              399,666                 (39,577)

Cash Flows from Investing Activities:
Securities-available-for-sale:
Purchases                                                                                     (6,034,829)             (6,851,274)
Sales                                                                                          3,326,550               4,316,833
Maturities                                                                                     1,547,234               1,253,870
Purchase of other investments                                                                   (657,178)               (471,458)
Sale or maturity of other investments                                                            569,646                 783,146
Increase (Decrease) in cash collateral on loaned securities                                      256,631                (105,800)
Property and equipment purchases                                                                 (66,992)                (72,133)
Property and equipment sales                                                                      49,823                  57,452
Other                                                                                            246,606                 118,661
                                                                                             -----------             -----------
Net Cash Used in Investing Activities                                                           (762,509)               (970,703)

Cash Flows from Financing Activities:
Retirement/call of preferred securities of subsidiary trusts                                          --                 (94,632)
Issuance of long-term debt                                                                            --                 248,990
Net decrease in short-term debt                                                                  (69,645)               (139,184)
Universal life and investment contract deposits                                                2,334,640               2,541,811
Universal life and investment contract withdrawals                                            (1,329,594)             (1,711,976)
Investment contract transfers                                                                   (204,754)               (264,000)
Common stock issued for benefit plans                                                              8,100                  71,804
Retirement of common stock                                                                            --                (223,116)
Other liabilities - retirement of common stock                                                        --                (128,330)
Dividends paid to shareholders                                                                  (120,591)               (121,123)
                                                                                             -----------             -----------
Net Cash Provided by Financing Activities                                                        618,156                 180,244
                                                                                             -----------             -----------
Net Increase (decrease) in Cash and Invested Cash                                                255,313                (830,036)
Cash and Invested Cash at Beginning-of-Year                                                    1,690,534               3,095,480
                                                                                             -----------             -----------
Cash and Invested Cash at June 30                                                             $1,945,847              $2,265,444

* Restated, see Note 2 - Change in Accounting Principle for more information.

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

Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2003.

2. Change in Accounting Principle and New Accounting Pronouncements

Accounting for Stock Compensation. Effective January 1, 2003, LNC adopted the fair value recognition method of accounting for its stock option incentive plans under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). On December 31, 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation -Transition and Disclosure" ("FAS 148"), which provides alternative methods of transition for entities that change to the fair value method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure provisions of FAS 123 to require expanded and more prominent disclosure of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. LNC adopted the retroactive restatement method under FAS 148 which requires LNC to restate all prior periods presented to reflect stock-based employee compensation cost under the fair value accounting method in FAS 123 for all employee awards granted, modified or settled in fiscal years beginning after December 15, 1994. See LNC's Form 10-Q for the period ended March 31, 2003 on file with the SEC. The earliest year for which the consolidated income statement will be presented in LNC's 2003 annual report on Form 10-K is 2001 and LNC elects not to restate earlier periods. Prior to January 1, 2003, LNC accounted for its stock option incentive plans using the intrinsic value method of accounting under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related Interpretations. No stock-based compensation cost for stock options was reflected in previously reported results.

The effect of the accounting change on net income for 2002 is as follows:


                                                                             Six Months Ended           Three Months Ended
                                                                                 June 30,                     June 30,
                              (in millions except per share amounts)               2002                         2002
                                                                                   ----                         ----
Net income as previously reported                                                $153.9                        $59.4
Adjustment for effect of change in accounting principle
that is applied retroactively, net of tax effects                                 (19.8)                       (10.9)
                                                                               --------                       ------

Net income as adjusted                                                           $134.1                        $48.5

Per share amounts:

Earnings per common share - Basic:
Net income as previously reported                                                 $0.83                        $0.32

Adjustment for effect of change in accounting principle
that is applied retroactively, net of tax effects                                 (0.11)                       (0.06)
                                                                               --------                       ------

Net income as adjusted                                                            $0.72                        $0.26

Earnings per common share - Diluted:
Net income as previously reported                                                 $0.81                        $0.31

Adjustment for effect of change in accounting principle
that is applied retroactively, net of tax effects                                 (0.10)                       (0.05)
                                                                               --------                       ------

Net income as adjusted                                                            $0.71                        $0.26

Retained earnings at June 30, 2002:
Retained earnings as previously reported                                       $3,669.1

Cumulative adjustment for effect of change in accounting
principle that is applied retroactively, net of tax effects                       (64.3)
                                                                               --------

Retained earnings as adjusted                                                  $3,604.8


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

Accounting for Variable Interest Entities. In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("Interpretation 46"), which requires the consolidation of variable interest entities ("VIE") by an enterprise if that enterprise has a variable interest that will absorb a majority of the VIE's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur, or both. If one enterprise will absorb a majority of a VIE's expected losses and another enterprise will receive a majority of that VIE's expected residual returns, the enterprise absorbing a majority of the losses shall consolidate the VIE. VIE refers to an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. This Interpretation applies in the third quarter of 2003 to VIEs in which an enterprise holds a variable interest that is acquired before February 1, 2003. LNC intends to adopt this Interpretation prospectively with a cumulative-effect adjustment as of the beginning of the third quarter of 2003. As key guidance with respect to certain aspects of the new Interpretation is still emerging, LNC has not been able to finalize the expected effect of adoption.

Among the matters that LNC is currently reviewing in connection with the third quarter 2003 effective date of Interpretation No. 46 to existing VIEs is the potential application to Collateralized Debt Obligation
(CDO) pools that are managed by LNC. Because the fees earned by LNC for managing these CDOs are required to be included in the analysis of expected residual returns, it is likely that such CDO pools may fall under the consolidation requirements of Interpretation No. 46. If the invested assets within the CDO pools and the liabilities owed by the CDO pools to the third party investors are required to be brought onto LNC's consolidated balance sheet, LNC would disclose that the CDO pool liabilities are nonrecourse to LNC.

Because the fair value of the underlying invested assets in the CDO pools is currently below amortized cost basis, if LNC is required to consolidate the CDO pools, the value of the assets recorded upon initial adoption of the new Interpretation will be less than the amount of nonrecourse debt. Based upon information currently available, LNC estimates that the fair value of the CDO pool assets is about $1.2 billion and that the nonrecourse debt would be recorded at about $1.5 billion. LNC has an investment of about $22.5 million in certain of the CDO pools that it manages; at June 30, 2003 these investments had a fair value of $21.5 million. So LNC does not bear the economic risk of the loss represented by the approximate $300 million difference between the value of all of the CDO pool assets and the total amount of CDO pool nonrecourse debt. Yet under this emerging guidance, at the time of adopting these new rules LNC's financial statements would not reflect the fact that it is the third party investor group, and not LNC, that bears the economic risk of these losses.

To record the difference between the value of the CDO pool assets and the CDO pool nonrecourse debt on LNC's balance sheet upon the adoption of Interpretation 46, LNC would record a charge to equity through Other Comprehensive Income for the cumulative temporary declines in underlying investment asset values and LNC would record a charge to net income equal to the cumulative declines in value of the underlying investment assets that are considered other than temporary. While LNC has not been able to complete the analysis of all of the underlying investment assets held within these CDO pools in order to determine which of these investments have experienced declines in fair value that are other than temporary, based upon the analysis completed to date it appears likely that 50% or more of the cumulative declines in the fair value of the CDO pool assets may be determined to be other than temporary.

In subsequent periods, when the underlying invested assets are sold and the proceeds are distributed to the investors, LNC would record gains associated with the extinguishment of nonrecourse debt. This reversal of the losses recorded upon the initial adoption of Interpretation 46 as the CDO pools liquidate reflects the fact that it is the third party investors, and not LNC, that ultimatley bears the risk of loss from these CDO pools.

The Financial Accounting Standards Board is still considering important guidance relating to these types of investment pools. Until final guidance is issued, LNC is unable to finalize its review of these matters. In addition, LNC does not currently have access to all information necessary to determine the ultimate effects of such a required consolidation, because LNC is not the trustee or the administrator of the CDO pools. Accordingly, the estimated effects of the adoption of Interpretation 46 that are discussed in the preceding paragraphs are subject to change, pending the issuance of final guidance by the FASB and LNC's obtaining the necessary information from the CDO pool trustees and administrators.

Since LNC's role of investment manager for the CDO pools does not expose LNC to risk of loss on the underlying invested assets, LNC management does not believe the accounting model imposed under Interpretation 46 is reflective of the true underlying economics for the investment manager of these types of CDO pool arrangements. However, based upon the current status of this emerging guidance, it appears that LNC may be required to apply this accounting model in order to comply with generally accepted accounting principles.

Although LNC and the industry continue to review the new rules, at the present time LNC does not believe there are other significant VIEs that would result in consolidation with LNC, beyond the managed CDO pools discussed above.

Accounting for Modified Coinsurance. In April 2003, the Financial Accounting Standards Board's ("FASB") Derivative Implementation Group issued Statement 133 Implementation Issue No. B36 ("DIG B36") addressing the accounting for modified coinsurance agreements ("Modco") and coinsurance with funds withheld ("CFW") reinsurance agreements. This implementation guidance concluded that Modco and CFW agreements contain embedded derivatives that must be accounted for separately from the underlying reinsurance agreements. In conjunction with the initial application of these new rules, companies that have ceded business and are holding invested assets under these types of reinsurance arrangements may reclassify available for sale invested assets to trading account classification, where such securities relate to the embedded derivatives in the reinsurance agreements.

The effective date for implementation of DIG B36 for LNC will be the October 1, 2003 start date of the fourth quarter. Upon adoption, LNC will record the fair value of the applicable embedded derivatives in net income as a cumulative effect of a change in accounting principle. The new rules do not provide guidance with respect to a number of key implementation matters, presenting LNC and the life insurance industry with several challenging decisions and numerous alterative interpretations as to the application of the new rules. Accordingly, LNC is currently evaluating alternative interpretations, as well as potential changes in its reinsurance agreements, that could affect the amounts recorded at the time of adoption as well as the way changes in the fair values of invested assets and embedded derivatives associated with these reinsurance agreements will be reflected within LNC's financial statements on an ongoing basis.

Among the matters LNC is currently evaluating is how to characterize the embedded derivatives in various Modco and CFW reinsurance agreements. Alternatives under consideration include viewing the embedded derivatives as total return swaps or credit default swaps. Once the characterizations of the various embedded derivatives are decided upon, LNC must then determine what methodologies to use to measure the fair value of the embedded derivatives. For instance, if LNC determines that characterization of an embedded derivative as a total return swap is appropriate for a particular agreement, LNC might look to the unrealized gains and losses included within the invested assets supporting the agreement as a means of measuring the fair value of the embedded derivative. In such circumstances, upon adoption of the new rules LNC may decide to reclassify that portion of the underlying invested assets that are currently classified as available for sale securities to trading account assets.

To illustrate the potential effect that the initial adoption of these rules could have on LNC's financial statements, information relating to invested assets held by LNC at June 30, 2003 under Modco and CFW agreements is provided below. The actual effect of adoption will vary depending upon a number of factors, such as how the embedded derivatives are characterized, the valuation methodologies selected, whether the terms of the reinsurance agreements provide for a pass through of the total return of an identified investment portfolio or some other measure, whether or not invested assets within such reinsurance investment portfolios are reclassified from available for sale to trading account, the amount of unrealized gains or losses of the relevant invested assets at the adoption date, and any changes in the terms or structure of a large number of existing LNC Modco and CFW reinsurance agreements.

At June 30, 2003, the fair value of LNC invested assets associated with Modco and CFW agreements totaled about $3.3 billion. The net unrealized pre-tax gain associated with these assets at June 30, 2003 was about $481 million. Included within that total net gain is about $450 million of net gain related to available for sale securities and $31 million of net gain related to other invested assets. If LNC should determine that the best characterization of the embedded derivatives associated with these various agreements is that of total return swaps, and if LNC determines that the unrealized gains and losses of the underlying invested asset portfolios can be used to measure the value of the embedded derivative, and provided further that there were no changes in the value of the underlying investment portfolios and that there are no changes in the reinsurance agreements between June 30, 2003 and October 1, 2003, then LNC would record a $481 million pre-tax loss in net income upon the initial adoption of the new rules to record the various embedded derivatives. LNC would also record a pre-tax increase in equity of $450 million to reverse the "shadow adjustment" entries previously recorded through Other Comprehensive Income. The shadow adjustments were previously recorded due to the fact that unrealized gains or losses on the reinsurance portfolios generally inure to the benefit or detriment of the assuming reinsurance company. The $31 million pretax net effect on LNC's equity of the initial adoption adjustments would reverse over the term of the reinsurance agreements, as the net unrealized gains associated with invested assets that are not classified as available-for-sale securities are realized in future periods.

If LNC decided to concurrently reclassify all relevant available-for-sale invested assets to trading account assets upon the initial adoption of these new rules, LNC would record a pre-tax gain in net income of $450 million. However, LNC's equity would not be affected by this reclassification accounting, as the previously recorded increases to shareholder's equity booked in Other Comprehensive Income as a result of the available-for-sale classification of these investments would be reversed upon the reclassification of these invested assets from available-for-sale to trading account.

On an ongoing basis, changes in the fair value of the embedded derivative would flow through net income, as would changes in the fair value of trading account assets. Changes in the fair value of other invested assets supporting these agreements would flow through net income as unrealized gains or losses on these assets are realized. Because the recognition of the fair value of embedded derivatives does not affect either the cash flows or the economic profits to be recognized over the life of the reinsurance agreement, it is expected that these new rules will only change the pattern of earnings associated with these reinsurance agreements. Importantly, it is expected that the new rules will not change the ultimate profit or loss that will be reported over the entire term of the reinsurance agreement.

Not included in the above discussion are a number of reinsurance agreements where LNC accepts business as a reinsurer on a Modco basis and then cedes the business off on a Modco basis to Swiss Re. LNC does not hold the underlying invested assets under these agreements, and LNC has effectively transferred all underwriting and investment risks associated with these agreements. LNC is a party to a number of such reinsurance agreements, which at June 30, 2003 aggregated about $1.8 billion of business. While LNC continues to review the treatment of these Modco agreements under these new rules, it appears that the embedded derivatives associated with these agreements will be characterized as total return swaps. Based upon information available at this time and the preliminary conclusion that these embedded derivatives should be characterized as total return swaps, LNC expects that its position as an accepting reinsurer and a ceding company on the same business should result in equal and offsetting changes in the value of the embedded derivatives associated with these agreements. Accordingly, LNC would not expect that the embedded derivatives associated with these reinsurance agreements would create significant volatility in reported net income in future periods.

In addition, LNC has acquired certain blocks of variable annuity and life business using Modco reinsurance structures. At June 30, 2003 there was about $336 million of business acquired in this manner. LNC continues to review whether the accounting for these agreements will change under the new rules; based upon information available at this time LNC does not believe there will be any new effects on net income created by the adoption of the new embedded derivative accounting rules for these agreements, given the fact that the assets and liabilities associated with these variable blocks of business are already reflected at fair value within LNC's financial statements.

Statement of Position 03-1.  In July 2003, the American Institute of
Certified Public Accountants issued Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" ("SOP 03-1"). SOP 03-1 provides guidance related to the reporting and disclosure of certain insurance contracts and separate accounts, including guidance for computing reserves for products with guaranteed benefits, such as guaranteed minimum death benefits ("GMDB"), and for products with annuitization benefits such as guaranteed minimum income benefits. In addition, SOP 03-1 addresses the presentation and reporting of separate accounts, as well as rules concerning the capitalization and amortization of sales inducements.

Based upon a preliminary comparison of the requirements of SOP 03-1 to LNC's established practice of reserving for GMDB, the adoption of the GMDB reserving methodology under SOP 03-1 is not expected to have material effect on LNC's financial statements.

In addition to GMDB reserving matters, LNC is also assessing the other requirements included in SOP 03-1. At this point, LNC has not had sufficient time to complete an estimate of the expected effect of these other SOP 03-01 requirements; however, based upon a preliminary review, LNC does not currently expect that the adoption of these new rules should have a material effect on LNC's financial statements. LNC expects to adopt SOP 03-1 in the first quarter of 2004.

3. Federal Income Taxes.

The effective tax rate on net income is lower than the prevailing corporate federal income tax rate principally from tax-preferred investment income. LNC recorded a tax benefit on the income before federal income taxes for the three months ended June 30, 2002 due to the fact that LNC earns tax-preferred investment income that does not change proportionately with the overall change in earnings or losses before federal income taxes.

4. Preferred Securities of Subsidiary Trusts

On June 24, 2003 LNC announced plans to redeem the $200 million 7.40% TOPrS issued by Lincoln Capital III and guaranteed by LNC. The redemption date was July 24, 2003. A loss of $3.6 million relating to unamortized issuance costs, will be reported in the third quarter of 2003 related to the redemption.

5. Supplemental Financial Data

A roll forward of the balance sheet account, "Deferred Acquisition Costs," is as follows:

                                                   Six Months Ended
                                                       June 30
(in millions)                                  2003                 2002
                                               ----                 ----
Balance at beginning-of-period             $2,970.9             $2,885.3
Deferral                                      289.1                304.0
Amortization                                 (164.1)              (171.0)
Adjustment related to realized losses on
securities available-for-sale                  38.3                 74.3
Adjustments related to unrealized (gains)
losses on securities available-for-sale      (453.5)               (37.2)
Foreign currency translation adjustment          --                 29.5
Other                                          16.4                (28.3)
                                           --------             --------
Balance at end-of-period                   $2,697.1             $3,056.6

Realized gains and losses on investments and derivative instruments on the Statements of Income for the six months ended June 30, 2003 and 2002 are net of amounts restored or (amortized) against deferred acquisition costs of $38.3 million and $74.3 million, respectively. In addition, realized gains and losses for the six months ended June 30, 2003 and 2002 are net of adjustments made to policyholder reserves of $44.8 million and $18.5 million, respectively. LNC has either a contractual obligation or has a consistent historical practice of making allocations of investment gains or losses to certain policyholders.

Details underlying the income statement caption, "Underwriting, Acquisition, Insurance and Other Expenses," are as follows:


                                                   Six Months Ended                   Three Months Ended
                                                       June 30                              June 30
(in millions)                                  2003                2002*          2003                  2002*
-------------                                 -----                -----         -----                  -----
Commissions                                  $258.6               $292.8        $132.9                 $148.6
Other volume related expenses                 137.0                120.2          65.4                   65.5
Operating and administrative expenses         453.2                440.1         235.4                  219.4
Deferral of acquisition costs                (289.1)              (304.0)       (140.6)                (156.1)
Amortization of deferred acquisition costs    164.1                171.0          64.0                  100.5
Other intangibles amortization                  4.0                  4.2           2.0                    2.0
Restructuring charges                          19.0                  1.6          13.5                    1.6
Other                                          90.0                113.9          36.7                   56.1
                                           --------              -------      --------                -------
Total                                        $836.8               $839.8        $409.3                 $437.6

* 2002 amounts have been restated for the retroactive adoption of FAS 123.  See Note 2 for additional information.



The carrying amount of goodwill by reportable segment as of June 30, 2003 and December 31, 2002 was as follows:

(in millions)                    June 30,                  December 31,
                                   2003                       2002
                                   ----                       ----
Lincoln Retirement                $64.1                      $64.1
Life Insurance                    855.1                      855.1
Investment Management             300.7                      300.7
Lincoln UK                         13.7                       13.3
                               --------                    -------
Total                          $1,233.6                   $1,233.2

The consolidated carrying value of goodwill as of June 30, 2003 changed from the balance as of December 31, 2002 as a result of the translation of the Lincoln UK balance from British pounds to U.S. dollars based on the prevailing exchange rate as of the balance sheet date.

For intangible assets subject to amortization, the total gross carrying amount and accumulated amortization in total and for each major intangible asset class by segment are as follows:


                                                 As of June 30, 2003                           As of December 31, 2002
(in millions)                         Gross Carrying            Accumulated         Gross Carrying               Accumulated
                                              Amount           Amortization                 Amount              Amortization
                                              ------           ------------                 ------              ------------
Amortized Intangible Assets:
Lincoln Retirement Segment:
Present value of in-force                     $225.0                 $106.7                 $225.0                    $102.3
Life Insurance Segment:
Present value of in-force                    1,254.2                  398.8                1,254.2                     364.1
Investment Management Segment:
Client lists                                   103.6                   65.7                  103.6                      61.8
Lincoln UK Segment:
Present value of in-force*                     354.0                  107.0                  344.2                     106.8
                                            --------               --------               --------                  --------
Total                                       $1,936.8                 $678.2               $1,927.0                    $635.0


* The gross carrying amount of the present value of in-force for the Lincoln UK segment changed from December 31, 2002 to June 30, 2003 due to the translation of the balances from British pounds to U.S. dollars based on the prevailing exchange rate as of the balance sheet dates.

The aggregate amortization expense for other intangible assets for the six months ended June 30, 2003 and 2002 was $40.3 million and $57.5 million, respectively. The aggregate amortization expense for other intangible assets for the three months ended June 30, 2003 and 2002 was $15.6 million and $33.9 million, respectively.

Future estimated amortization of other intangible assets is as follows (in millions):

2003 -  $43.8    2004 -   $88.0    2005 - $86.3
2006 -  $85.2    2007 -   $84.8    Thereafter - $870.5

The 2003 amount shown above is the amortization expected for the remaining six months of 2003.

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

As part of the dispute settlement, LNC also paid $100 million to Swiss Re in satisfaction of LNC's $100 million indemnification obligation with respect to personal accident business. As a result of this payment, LNC has no further underwriting risk with respect to the reinsurance
business sold.   However, because LNC has not been relieved of its legal
liabilities to the underlying ceding companies with respect to the portion of the business reinsured by Swiss Re, under FAS 113, the reserves for the underlying reinsurance contracts as well as a corresponding reinsurance recoverable from Swiss Re will continue to be carried on LNC's balance sheet during the run-off period of the underlying reinsurance business. This is particularly relevant in the case of the exited personal accident and disability income reinsurance lines of business where the underlying reserves are based upon various estimates that are subject to considerable uncertainty.

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

Because of ongoing uncertainty related to personal accident and disability income businesses, the reserves related to these exited business lines carried on LNC's balance sheet at December 31, 2002 may ultimately prove to be either excessive or deficient. For instance, in the event that future developments indicate that these reserves should be increased, under FAS 113, LNC would record a current period non-cash charge to record the increase in reserves. Because Swiss Re is responsible for paying the underlying claims to the ceding companies, LNC would record a corresponding increase in reinsurance recoverable from Swiss Re. However, FAS 113 does not permit LNC to take the full benefit in earnings for the recording of the increase in the reinsurance recoverable in the period of the change. Rather, LNC would increase the deferred gain recognized upon the closing of the indemnity reinsurance transaction with Swiss Re and would report a cumulative amortization "catch-up" adjustment to the deferred gain balance as increased earnings recognized in the period of change. Any amount of additional increase to the deferred gain above the cumulative amortization "catch-up" adjustment must continue to be deferred and will be amortized into income in future periods over the remaining period of expected run-off of the underlying business. No cash would be transferred between LNC and Swiss Re as a result of these developments.

Accordingly, even though LNC has no continuing underwriting risk, and no cash would be transferred between LNC and Swiss Re, in the event that future developments indicate LNC's June 30, 2003 personal accident or disability income reserves are deficient or redundant, FAS 113 requires LNC to adjust earnings in the period of change, with only a partial offset to earnings for the cumulative deferred gain amortization adjustment in the period of change. The remaining amount of increased gain would be amortized into earnings over the remaining run-off period of the underlying business.

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

Following allegations made by the U.K. Consumers' Association (an organization which acts on behalf of consumers of goods and services provided in the U.K.) concerning various selling practices of CFPL, LNC conducted an internal review of 5,000 ten-year savings plans sold by CFPL during the period September 1, 1998 to August 31, 2000 and, following discussions with the U.K. regulator, LNC extended this review to all customers with a ten-year savings plan sold by CFPL to determine whether the sales of those policies were appropriate. On April 16, 2003, the Financial Services Authority ("FSA") fined Lincoln UK $762,600 related to the ten-year savings plans sold by CFPL. This concluded the FSA investigation on this matter.

At June 30, 2003 and December 31, 2002, the aggregate liability associated with Lincoln UK selling practices was $40.6 million and $82.2 million, respectively. The decrease in the aggregate liability was a result of redress payments and expenditures partially offset by exchange rate fluctuation. See discussion in LNC's Form 10-K for the year ended December 31, 2002 for background on these matters including pension mis-selling, mortgage endowment and other Lincoln UK selling practice issues. The reserves for these issues are based on various estimates that are subject to considerable uncertainty. Accordingly, the aggregate liability may prove to be deficient or excessive. However, it is management's opinion that future developments regarding Lincoln UK selling practices will not materially affect the consolidated financial position of LNC.

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

Guarantees. LNC has guarantees with off-balance-sheet risks whose contractual amounts represent credit exposure. Outstanding guarantees with off-balance sheet risks had contractual values of $21.5 million and $22.4 million at June 30, 2003 and December 31, 2002, respectively.

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

7. Segment Disclosures

LNC has four business segments: Lincoln Retirement (formerly known as the Annuities segment), Life Insurance, Investment Management and
Lincoln UK.


The following tables show financial data by segment:
                                                                 Six Months                    Three Months
                                                               Ended June 30                  Ended June 30
                                    (in millions)            2003          2002 (1)            2003        2002 (1)
                                    -------------            ----          ----                ----        ----
Revenue:
Lincoln Retirement                                         $884.2        $895.6              $486.4      $442.6
Life Insurance                                              931.5         863.8               474.0       439.8
Investment Management (2)                                   218.5         213.4               116.4       106.1
Lincoln UK                                                  129.1         133.6                60.2        80.5
Other operations                                            316.3         331.4               156.7       164.7
Consolidating adjustments                                  (167.1)       (154.4)              (80.6)      (76.2)
                                                         --------      --------            --------    --------
Total                                                    $2,312.5      $2,283.4            $1,213.1    $1,157.5

Income (Loss) before Federal Income Taxes
(Tax Benefits):
Lincoln Retirement                                          $85.7         $42.9               $99.0       $(2.2)
Life Insurance                                              164.4         142.0                95.7        79.4
Investment Management                                         9.1           2.4                 7.2        (1.0)
Lincoln UK                                                   29.7          18.8                19.0         9.0
Other operations (includes interest expense)                (65.8)        (63.7)              (33.2)      (38.3)
Consolidating adjustments                                      --            --                  --          --
                                                         --------      --------            --------    --------
Total                                                      $223.1        $142.4              $187.7       $46.9

Federal Income Taxes (Tax Benefits):
Lincoln Retirement                                          $(2.9)       $(12.8)              $17.3      $(11.3)
Life Insurance                                               50.3          41.8                30.1        22.7
Investment Management                                         3.5           1.1                 2.6        (0.2)
Lincoln UK                                                   10.4          (0.7)                6.6        (0.3)
Other operations                                            (22.5)        (21.1)              (11.6)      (12.5)
Consolidating adjustments                                      --            --                  --          --
                                                         --------      --------            --------    --------
Total                                                       $38.8          $8.3               $45.0       $(1.6)

Net Income (Loss):
Lincoln Retirement                                          $88.6         $55.7               $81.7        $9.2
Life Insurance                                              114.1         100.2                65.6        56.7
Investment Management                                         5.6           1.3                 4.6        (0.8)
Lincoln UK                                                   19.3          19.5                12.4         9.2
Other operations (includes interest expense)                (43.3)        (42.5)              (21.6)      (25.8)
Consolidating adjustments                                      --            --                  --          --
                                                         --------      --------            --------    --------
Total                                                      $184.3        $134.2              $142.7       $48.5



                                                          June 30      December 31
                                    (in millions)            2003             2002 (1)
                                    -------------            ----             ----
Assets:
Lincoln Retirement                                      $56,669.9        $52,896.4
Life Insurance                                           20,583.5         19,591.6
Investment Management                                     1,481.1          1,461.4
Lincoln UK                                                7,735.8          7,327.1
Other operations                                         15,122.8         13,951.4
Consolidating adjustments                                (2,060.3)        (2,043.3)
                                                         --------        ---------
Total                                                   $99,532.8        $93,184.6

(1) 2002 amounts have been restated for the retroactive adoption of FAS
123. See Note 2 for additional information.

(2) Revenues for the Investment Management segment include inter-segment revenues for asset management services provided to the other segments of LNC. These inter-segment revenues totaled $49.6 million and $49.4 million for the six months ended June 30, 2003 and 2002, respectively, and $25.4 million and $24.3 million for the three months ended June 30, 2003 and 2002, respectively.


8. Earnings Per Share

Per share amounts for net income are shown on the income statement using
1) an earnings per common share basic calculation and 2) an earnings per
common share-assuming dilution calculation.   Reconciliations of the
factors used in the two calculations are as follows:



                                                                            Six Months                    Three Months
                                                                           Ended June 30                  Ended June 30
                                                                        2003           2002 (1)        2003           2002 (1)
                                                                        ----           ----            ----           ----
Numerator: [in millions]
Net income, as used in basic calculation (1)                          $184.3         $134.2          $142.7          $48.5
Dividends on convertible preferred stock
and adjustments for minority interests                                     *              *               *              *
                                                                ------------   ------------    ------------   ------------
Net income, as used in diluted calculation                            $184.3         $134.2          $142.7          $48.5
* Less than $100,000.

Denominator: [number of shares]
Weighted-average shares, as used
in basic calculation                                             177,114,725    186,367,782     177,218,568    185,892,541
Shares to cover conversion of
preferred stock                                                      311,385        348,481         306,085        337,207
Shares to cover non-vested stock                                      73,141         40,455          95,636         34,619
Average stock options outstanding
during the period                                                  6,382,767     16,457,348       6,377,143     14,720,064
Assumed acquisition of shares
with assumed proceeds and
benefits from exercising stock options
(at average market price during
the period)                                                       (5,587,472)   (13,383,816)     (5,428,905)   (12,117,474)
Shares repurchaseable from measured
but unrecognized stock option expense                               (448,845)    (1,442,144)       (291,655)    (1,174,826)
Average deferred compensation shares                                 934,302        836,765         934,669        835,836
Numerator: [in millions]                                        ------------   ------------    ------------   ------------
Weighted-average shares, as
used in diluted calculation                                      178,780,003    189,224,871     179,211,541    188,527,967

(1) 2002 net income amounts have been restated for the retroactive adoption of FAS 123. See Note 2 for additional information.

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


LNC Stock Options
Information with respect to the LNC incentive plans involving stock options is as follows:

                                               Options Outstanding                    Options Exercisable
                                               -------------------                    -------------------
                                                          Weighted-Average                       Weighted-Average
                                           Shares         Exercise Price          Shares          Exercise Price
-----------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002           18,608,009             $38.89          10,883,053              $38.87
Granted-original                          410,896              25.41
Granted-reloads                            94,436              31.30
Exercised (includes shares tendered)     (466,839)             32.70
Forfeited                                (472,587)             41.78
                                     -----------------------------------------------------------------------
Balance at June 30, 2003               18,173,915             $38.84          13,568,082              $38.96

Total compensation expense for LNC incentive plans involving stock options for the six months ended June 30, 2003 and 2002 was $12.8 million after-tax ($18.0 million pre-tax) and $15.6 million after-tax
($21.6 million pre-tax), respectively. Total compensation expense for LNC incentive plans involving stock options for the three months ended
June 30, 2003 and 2002 was $6.9 million after-tax ($9.8 million pre-tax) and $8.6 million after-tax ($12.0 million pre-tax), respectively.


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

New grants of LNC option awards are expected to be made under the general terms of this new performance-vesting plan. However, the separate stock option incentive plans previously established by Delaware Investments U.S., Inc. ("DIUS") and DIAL Holding Company, Inc. ("DIAL"), both wholly-owned subsidiaries of Delaware Management Holdings, Inc., are expected to continue under their existing plan designs. See the information provided below under the caption "Delaware Investments U.S., Inc. ("DIUS") and DIAL Holding Company, Inc. ("DIAL") Plans.

In the first six months of 2003, LNC granted a combination of performance vesting stock options, performance share units and performance vesting cash awards under the new plan. These awards consisted of 319,786 10-year LNC stock options, 756,737 performance share units that could result in the issuance of LNC shares, and cash awards. The ultimate amount of stock to be issued for either the stock option or performance share awards, or cash to be paid for the cash awards will be determined by the level of achievement on LNC's three performance measures over the three-year performance measurement period. Information with respect to the expenses recorded for awards under these programs is as follows:

                                Periods Ended June 30, 2003
                       -----------------------------------------------
                            Six Months               Three Months
                       After-Tax    Pre-Tax     After-Tax      Pre-Tax
                       -----------------------------------------------

Stock Options             $0.1        $0.2         $0.1          $0.1
Performance Shares         2.1         3.2          1.0           1.6
Cash Awards                0.3         0.4          0.1           0.2

The amount of stock option expense for the performance vesting awards is included in the total LNC stock option expense as discussed above under the caption "LNC Stock Options."

All expense calculations for performance vesting stock options, performance shares, and performance vesting cash awards that were granted in the second quarter of 2003 have been based upon the current assumption that the actual performance achievement over the three-year performance measurement period will result in target levels of long-term incentive compensation payouts. As the three-year performance period progresses, LNC will continue to refine its estimate of the expense associated with these awards so that by the end of the three-year performance period, LNC's cumulative expense will reflect the actual level of awards that vest.

Stock Appreciation Rights ("SARs")
Information with respect to the LNC incentive plan involving SARs is as follows:


                                                 SARs Outstanding                       SARs Exercisable
                                                 ----------------                       ----------------
                                                             Weighted-                               Weighted-
                                                              Average                                Average
                                             Shares        Exercise Price           Shares        Exercise Price
----------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002              1,382,248            $39.20              301,108            $32.06
Granted-original                            326,650             25.27
Exercised (includes shares tendered)        (29,200)            33.90
Forfeited                                   (29,550)            38.74
                                           --------          --------
Balance at June 30, 2003                  1,650,148            $36.71              638,143            $35.85

Total compensation expense for the LNC incentive plan involving SARs for the six months ended June 30, 2003 and 2002 was $1.1 million after-tax
($1.7 million pre-tax) and $0.4 million after-tax ($0.6 million pre-tax), respectively. Total compensation expense (income) for the LNC incentive plan involving SARs for the three months ended June 30, 2003 and 2002 was $1.6 million after-tax ($2.5 million pre-tax) and $(0.9) million after-tax ($(1.3) million pre-tax), respectively. As discussed in
Note 6 to the audited financial statements in LNC's annual report on Form 10K, compensation expense (income) for the LNC incentive plan involving SARs represents the net amount of the mark-to-market adjustment for options to acquire LNC shares purchased at the time of the grants, combined with the change in LNC's stock price compared to the SAR's grant price.


Delaware Investments U.S., Inc. ("DIUS") and DIAL Holding Company, Inc. ("DIAL") Plans
At June 30, 2003, DIUS had 10,000,000 shares of common stock
outstanding.   Information with respect to the DIUS incentive plan
involving stock options is as follows:



                                                     Options                               Options
                                                   Outstanding                            Exercisable
                                               -------------------                    -------------------
                                                              Weighted-                              Weighted-
                                                               Average                                Average
                                           Shares           Exercise Price        Shares           Exercise Price
----------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002            1,087,996              $104.31           280,877              $103.61
Granted-original                          277,200                98.71
Exercised (includes shares tendered)           --                   --
Forfeited                                (161,256)              104.68
                                         --------             --------
Balance at June 30, 2003                1,203,940              $102.97           231,685              $104.24


At June 30, 2003, DIAL had 10,000,000 shares of common stock outstanding. Information with respect to the DIAL incentive plan involving stock options is as follows:


                                                     Options                               Options
                                                   Outstanding                            Exercisable
                                               -------------------                    -------------------
                                                              Weighted-                              Weighted-
                                                               Average                                Average
                                           Shares           Exercise Price        Shares           Exercise Price
----------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002            1,088,010              $25.76            202,703              $25.47
Granted-original                          583,579               26.79
Exercised (includes shares tendered)           --                  --
Forfeited                                 (45,686)              25.76
                                         --------            --------
Balance at June 30, 2003                1,625,903              $26.13            260,581              $25.76

Compensation expense for the DIUS and DIAL incentive plan involving stock options for the six months ended June 30, 2003 and 2002 totaled
$4.6 million after-tax ($6.4 million pre-tax) and $4.1 million after-tax
($5.9 million pre-tax), respectively. Compensation expense for the DIUS and DIAL incentive plan involving stock options for the three months ended June 30, 2003 and 2002 totaled $2.6 million after-tax ($3.7 million pre-tax) and $2.3 million after-tax ($3.3 million pre-tax), respectively.


10. Restructuring Charges

Included in the discussion below are restructuring plans that were implemented during the years 1999 through 2002 that were not yet completed as of December 31, 2002. Any restructuring plans that were implemented during the years 1999 through 2001 that were completed as of December 31, 2002 are not included in the discussion below. For discussion of these completed plans, see Note 12 to the audited financial statements of LNC's annual report on Form 10-K for the year ended December 31, 2002. The aggregate charges associated with the restructuring plans were included in Underwriting, Acquisition, Insurance and Other Expenses on the Consolidated Statements of Income in the period incurred.

1999 Restructuring Plan
During 1999, LNC implemented a restructuring plan relating to the streamlining of Lincoln UK's operations. The following table provides information about this restructuring plan.

                                                    Lincoln UK
             (in millions)                            Plan
             -------------                          -------
Employee severance and termination benefits            $3.9

Other Costs- Rent on abandoned office space             6.1
                                                    -------
1999 Restructuring Charge (pre-tax)                    10.0

Amounts expended through December 31, 2002              7.5

Amounts reversed through December 31, 2002               --
                                                    -------
Restructuring reserve at December 31, 2002              2.5

Amounts expended in the first six months of 2003        0.9

Amounts reversed in the first six months of 2003         --
                                                    -------
Restructuring reserve at June 30, 2003                 $1.6
                                                    =======
Positions to be eliminated under original plan          119

Actual positions eliminated through June 30, 2003       112

Expected completion date                               2016

2000 Restructuring Plan

During 2000, LNC implemented a restructuring plan relating to the exit of all direct sales and sales support operations of Lincoln UK and the consolidation of its Uxbridge home office with its Barnwood home office. The following table provides information about this restructuring plan.

                                                    Lincoln UK
             (in millions)                            Plan
             -------------                          -------
Employee severance and termination benefits           $29.8
Write-off of impaired assets                           39.2
Other Costs                                            30.4
                                                    -------
2000 Restructuring Charge (pre-tax)                    99.4

Amounts expended and written-off through
December 31, 2002                                      88.0

Amounts reversed through December 31, 2002              1.7
                                                    -------
Restructuring reserve at December 31, 2002              9.7

Amounts expended in the first six months of 2003        1.0
Amounts reversed in the first six months of 2003         --
                                                    -------
Restructuring reserve at June 30, 2003                 $8.7
                                                    =======
Positions to be eliminated under original plan          671
Actual positions eliminated through June 30, 2003       671
Expected completion date                               2015

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

                                                           Schaumburg   Boston Office    LFD Plan-        Fort Wayne
            (in millions)                                     Plan      Consolidation  4th Quarter        Operations    Total
            -------------                                  ----------   -------------  -----------        ----------    -----
Employee severance and termination benefits                   $3.2                $--         $3.8              $0.3     $7.3
Write-off of impaired assets                                    --                0.1            -               3.2      3.3
Other Costs:
Termination of equipment leases                                 --                 --           --               1.4      1.4
Rent on abandoned office space                                 0.9                0.5           --              19.5     20.9
                                                           -------            -------      -------           -------   ------
Total 2001 Restructuring Charges (pre-tax)                     4.1                0.6          3.8              24.4     32.9

Amounts expended and written-off through Dec. 31, 2002         3.7                0.2          3.8              22.3     30.0
Amounts reversed through December 31, 2002                     0.1                 --           --               1.5      1.6
                                                           -------            -------      -------           -------   ------
Restructuring reserve at December 31, 2002                     0.3                0.4           --               0.6      1.3

Amounts expended in the first six months of 2003               0.1                 --           --               0.4      0.5
Amounts reversed in the first six months of 2003                --                 --           --                --       --
                                                           -------            -------      -------           -------   ------
Restructuring reserve at June 30, 2003                        $0.2               $0.4          $--              $0.2     $0.8
                                                           =======            =======      =======           =======   ======

Positions to be eliminated under original plan                  27                  -           63                 9
Actual positions eliminated through June 30, 2003               26                  -           62                19
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

                                                        Lincoln
                                                       Retirement
             (in millions)                                Plan
             -------------                              -------
Employee severance and termination benefits                $1.6
                                                        -------
2002 Restructuring Charge (pre-tax)                         1.6

Amounts expended through December 31, 2002                  0.9
Amounts reversed through December 31, 2002                   --
                                                        -------
Restructuring reserve at December 31, 2002                  0.7

Amounts expended in the first six months of 2003            0.6
Amounts reversed in the first six months of 2003             --
                                                        -------
Restructuring reserve at June 30, 2003                     $0.1
                                                        =======
Positions to be eliminated under original plan               49
Actual positions eliminated through June 30, 2003            49
Expected completion date                     Third quarter 2003

2003 Restructuring Plan
In January 2003, the Life Insurance segment announced that it was realigning its operations in Hartford, Connecticut and Schaumburg, Illinois to enhance productivity, efficiency and scalability while positioning the segment for future growth. In February 2003, Lincoln Retirement announced plans to consolidate its fixed annuity operations in Schaumburg, Illinois into Fort Wayne, Indiana. In June 2003, LNC announced that it will combine its retirement and life insurance businesses into a single operating unit focused on providing wealth accumulation and protection, income distribution and wealth transfer products. The realigned organization is expected to significantly reduce operating expenses while positioning LNC for future growth and to take advantage of the recent market recovery. The following table provides information about these restructuring plans.



                                                                                         Retirement and Life
                                                         Life Insurance    Fixed Annuity     Insurance
                                                          Realignment      Consolidation    Combination
            (in millions)                                   Jan 2003          Feb 2003       June 2003         Total
            -------------                                  ----------      -------------    -----------      ----------
Employee severance and termination benefits                      $4.1               $1.0           $2.9            $8.0
Write-off of impaired assets                                      1.9                 --             --            $1.9
Other Costs:
Rent on abandoned office space                                    6.0                2.2             --            $8.2
Other                                                             0.8                0.1             --            $0.9
                                                              -------            -------        -------         -------
Total 2003 Restructuring Charges (pre-tax)                       12.8                3.3            2.9           $19.0

Amounts expended in the first six months of 2003                  5.5                3.3            2.9           $11.7
Amounts reversed in the first six months of 2003                   --                 --             --              --
                                                              -------            -------        -------         -------
Restructuring reserve at June 30, 2003                           $7.3                $--            $--            $7.3
                                                              =======            =======        =======         =======

Positions to be eliminated under original plan               147                  64        To be determined
Actual positions eliminated through June 30, 2003            135                  52               3
Expected completion date                                    Second              Second
                                                        Quarter 2006        Quarter 2006    To be determined


11. Subsequent Event

On August 4, 2003, LNC announced that in addition to the previously announced realignment of LNC's life and annuity businesses (see 2003 Restructuring Plan within Note 9 above), it is taking further action to position LNC for future growth. The actions are expected to be impact all domestic operations. Charges of approximately $95 million are expected to be incurred during 2003, which includes $19 million incurred as restructuring charges through June 30, 2003.

Item 2  Management's Discussion and Analysis of Financial Information
------
Forward Looking Statements - Cautionary Language
This report, among other things, reviews the results of operations of LNC Consolidated, LNC's four business segments and "Other Operations"; LNC's consolidated investments; and consolidated financial condition including liquidity, cash flows and capital resources. Historical financial information is presented and analyzed. This report and other written or oral statements made by LNC or on LNC's behalf may contain forward-looking statements. Where appropriate, factors that may affect future financial performance are identified and discussed. Certain statements made in this report are "forward-looking statements" within the meaning of the Securities Litigation Reform Act of 1995 (the "Act"). A forward-looking statement is any statement that is not a historical fact and, without limitation, includes any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain words like: "believe", "anticipate", "expect", "estimate", "project", "will", "shall" and other words or phrases with
similar meaning.   LNC claims the protection afforded by the safe harbor
for forward-looking statements provided by the Act.

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

* debt and claims-paying ratings issued by nationally recognized statistical rating organizations; and

* the National Association of Insurance Commissioners' ("NAIC") capital requirements.

* future interpretations of NAIC Actuarial Guidelines may require LNC to establish additional statutory reserves for guaranteed minimum death benefits under variable annuity contracts.

Other risks and uncertainties include:

* the risk that significant accounting, fraud or corporate governance issues may adversely affect the value of certain investments in the portfolios of LNC's companies;

* the risk that the LNC could have to accelerate amortization of deferred policy acquisition costs if the market continues to deteriorate;

* the risk that the LNC could have to write off investments in certain securities if the issuers' financial condition deteriorates;

* the risks associated with having products with guaranteed benefits;

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

* the stability of governments in countries in which LNC's subsidiaries do business; and

* other insurance risks (e.g., policyholder mortality and morbidity).

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


RESULTS OF CONSOLIDATED OPERATIONS

Summary Financial Results

                                                            Six Months Ended                   Three Months Ended
                                                               June 30                               June 30
(in millions)                                             2003            2002               2003              2002
-------------------------------------------------------------------------------------------------------------------
Insurance premiums and fees                             $816.9          $868.3             $413.8            $436.8
Investment advisory fees                                  93.5            95.8               49.4              47.8
Net investment income                                  1,314.9         1,312.2              660.2             657.4
Realized loss on investments and
derivative instruments                                   (94.1)         (184.4)              (2.7)            (81.0)
Other revenue and fees                                   181.3           191.5               92.5              96.5
                                                       -------         -------            -------           -------
Total Revenue                                          2,312.5         2,283.4            1,213.2           1,157.5

Insurance benefits                                     1,206.2         1,251.7              593.2             648.3
Underwriting, acquisition, insurance and
other expenses                                           836.9           839.8              409.3             437.6
Interest and debt expenses                                46.3            49.4               23.0              24.7
                                                       -------         -------            -------           -------
Total Benefits and Expenses                            2,089.4         2,140.9            1,025.5           1,110.6

Income Before Federal Income Taxes                       223.1           142.5              187.7              46.9
Federal income taxes                                      38.8             8.3               45.0              (1.6)
                                                       -------         -------            -------           -------
Net Income                                              $184.3          $134.2             $142.7             $48.5

Items Included in Net Income:
Realized Loss on Investments and
Derivative Instruments (after-tax)                      $(61.2)        $(119.9)             $(1.7)           $(52.4)
Restructuring Charges (after-tax)                        (12.4)           (1.0)              (8.8)             (1.0)
Reserve Development on Business Sold
Through Indemnity Reinsurance and Related
Amortization of
Deferred Gain (after-tax)                                $(0.2)         $(14.4)             $(0.1)           $(14.4)


LNC has the following business segments: Lincoln Retirement, Life Insurance, Investment Management and Lincoln UK. Operations not directly related to the business segments and unallocated corporate items (i.e., corporate investment income, interest expense on corporate debt, unallocated overhead expenses, the operations of Lincoln Financial Advisors ("LFA") and Lincoln Financial Distributors ("LFD") and the amortization of the deferred gain on the sale of Lincoln Re) are reported in "Other Operations".

Stock-Based Compensation
The periods presented for 2002 have been restated for the adoption of FAS 148. See the discussion under the topic "Accounting for Stock-Based Compensation" presented in the Consolidated Results of Operations for further discussion of this matter. The effect of the adoption was a decrease in net income of $19.7 million for the six months ended June 30, 2002 and $10.9 million for the three months ended June 30, 2002 from previously reported amounts.

Net Income
Net income for the six months ended June 30, 2003 increased by $50.1 million, or 37%, compared to the same period in 2002. Net income for the three months ended June 30, 2003 increased by $94.2 million over the same period in 2002. Net realized losses on investments and derivative instruments were $58.7 million and $50.7 million lower in the six and three months ended June 30, 2003, respectively, than in the same periods of 2002. Net realized investment losses for the first six months of 2002 were largely due to sales and write-downs of investments in Worldcom, other telecommunications issuers and collateralized debt obligations. Write-downs for impairments were required for the six months ended June 30, 2003 for securities held within primarily the airline industry, electric utilities and asset-backed securities (ABS). For additional detail on realized losses see the discussion in the Consolidated Investment section.

For the six months ended June 30, 2003, the equity markets experienced overall improvement as the S&P index at June 30, 2003 was 11% higher than December 31, 2002, with all of the improvement occurring in the three months ended June 30, 2003. The S&P index gained 15% in the second quarter of 2003, but ended the period 1.5% lower than June 30, 2002. The equity market improvement from December 31, 2002 increased LNC's overall results by $3.5 million in the first six months of 2003, and $25.4 million in the second quarter of 2003, primarily within the Lincoln Retirement segment. Excluding the $5.9 million impact of the No Change Effect on GMDB, the equity market impact in the second quarter of 2003 relative to the first quarter of 2003 was $31.3 million. The following table displays the impact of the improvement in the equity markets by segment for the first six months of 2003.

Impact of the Equity Markets by Segment ($ Millions)

                                                                         Segment
                                                             ---------------------------------------------
                                                              Lincoln      Life     Investment
                                                             Retirement  Insurance  Management  Lincoln UK   LNC Total
                                                             ---------------------------------------------------------
Fees- Lagging Effect of 4Q02 Market Changes on 1Q03            $(0.5)       $--        $0.1       $(0.1)      $(0.5)

Fees- Lagging Effect of 1Q03 Market Changes on 2Q03             (0.8)        --        (0.1)       (0.1)       (1.0)

Fees- Current Effects in 1Q03                                   (1.0)        --        (0.5)       (0.5)       (2.0)
Fees- Current Effects in 2Q03                                    6.0        0.3         2.7         0.4         9.4
                                                             ---------------------------------------------------------
Total Fee Income                                                 3.7        0.3         2.2        (0.3)        5.9

Other                                                            1.5                                            1.5

GMDB-No Change Effect 1Q03                                      (5.9)        --          --          --        (5.9)

GMDB-Market Change Effect 1Q03                                  (7.5)        --          --          --        (7.5)

GMDB-No Change Effect 2Q03                                      (5.9)        --          --          --        (5.9)

GMDB-Market Change Effect 2Q03                                  13.6         --          --          --        13.6
                                                             ---------------------------------------------------------
Total GMDB                                                      (5.7)        --          --          --        (5.7)

DAC/DFEL 1Q03                                                   (1.8)      (0.6)         --        (3.6)       (6.0)
DAC/DFEL 2Q03                                                    2.7        1.3          --         3.8         7.8
                                                             ---------------------------------------------------------
Total Effect                                                    $0.4       $1.0        $2.2       $(0.1)       $3.5



The following table displays the impact of the improvement in the equity markets by segment for the second quarter of 2003.


Impact of the Equity Markets by Segment ($ Millions)

                                                                         Segment
                                                             ---------------------------------------------
                                                              Lincoln      Life     Investment
                                                             Retirement  Insurance  Management  Lincoln UK   LNC Total
                                                             ---------------------------------------------------------
Fees- Lagging Effect of 1Q03 Market Changes on 2Q03           $(0.8)        $--       $(0.1)      $(0.1)       $(1.0)
Fees- Current Effects in 2Q03                                   6.0         0.3         2.7         0.4          9.4
                                                             ---------------------------------------------------------
Total Fee Income                                                5.2         0.3         2.6         0.3          8.4

Other                                                           1.5                                              1.5
GMDB-No Change Effect 2Q03                                     (5.9)         --          --          --         (5.9)
GMDB-Market Change Effect 2Q03                                 13.6          --          --          --         13.6
                                                             ---------------------------------------------------------
Total GMDB                                                      7.7          --          --          --          7.7

DAC/DFEL 2Q03                                                   2.7         1.3          --         3.8          7.8
                                                             ---------------------------------------------------------
Total Effect                                                  $17.1        $1.6        $2.6        $4.1        $25.4


See the discussion of results of operations for each business segment for additional details on the impact of the equity markets for the six and three months ended June 30, 2003. See the discussion presented below under the topic "Third Quarter 2003 Guidance for the Estimated Effect of Equity Market Volatility" for information regarding the factors that LNC uses to estimate the expected effect of equity market volatility for the upcoming quarter.

Revenue
Consolidated revenue increased primarily due to the declines in net realized investment losses for both the six month and three month periods ended June 30, 2003 compared to the same periods last year. Strong sales in the Life Insurance segment combined with growth in the Investment Management segment in assets under management resulting from favorable net flows and the effects of the equity markets also contributed to these increases. These improvements were partially offset by lower fee income in the Lincoln Retirement and Lincoln UK segments from the impact of declines in the equity markets from June 30, 2002 to June 30, 2003 on average variable annuities (Retirement) and unit-linked account values (Lincoln UK).

Expenses
Consolidated expenses were favorably affected by the improvement in the equity markets in the first six months of 2003, which resulted in positive unlocking of deferred acquisition costs ("DAC") and present value of in-force ("PVIF") in the Lincoln Retirement and Lincoln UK business segments, decreased reserves and payments for guaranteed minimum death benefits in the Lincoln Retirement segment. For further discussion of the results of operations see the discussion of the results of operations by segment.

Consolidated Deposits and Net Flows

LNC's domestic consolidated product deposits and net cash flows were as follows:



Periods ended June 30,                                 Six Months                    Three Months
(in billions)                                        2003      2002                2003        2002
-----------------------------------------------------------------------------------------------------
Deposits (1):
Lincoln Retirement Segment                           $2.8      $3.3                $1.4        $1.6
Life Insurance Segment                                1.0       1.0                 0.5         0.6
Investment Management Segment (including
both retail and institutional deposits)               4.3       5.2                 2.1         2.6
Consolidating Adjustments (2)                        (0.3)     (0.5)               (0.2)       (0.3)
                                               ----------------------------------------------------
Total Deposits                                       $7.8      $9.0                $3.8        $4.5

Net Flows (1):
Lincoln Retirement Segment                           $0.2      $0.3                $0.1        $0.2
Life Insurance Segment                                0.6       0.6                 0.3         0.4
Investment Management Segment (including
both retail and institutional net flows)              0.9       1.4                 0.6         0.6
Consolidating Adjustments (2)                         0.2        --                  --          --
                                               ----------------------------------------------------
Total Net Flows                                      $1.9      $2.3                $1.0        $1.2

(1) For additional detail of deposit and net flow information see the discussion of the Results of Operations by Segment.

(2) Consolidating adjustments represent the elimination of deposits and net cash flows on products affecting more than one segment.


Third Quarter 2003 Guidance for the Estimated Effect of Equity Market
Volatility

After the first quarter of 2003, Lincoln National Corporation ("LNC") provided guidance on the estimated effect of equity market volatility on its second quarter of 2003 results. The following guidance is being provided for purposes of modeling the expected effects of equity market volatility for the third quarter of 2003. As will be explained in greater detail below, the effects on LNC's results of significant volatility in equity markets are complex and are not expected to be proportional for market increases and market decreases. The third quarter of 2003 information provided below is based upon market conditions and LNC's mix of business as of the end of the second quarter of 2003. All amounts provided in this guidance are on an after-tax basis. This guidance can be expected to change as actual circumstances change. Although LNC believes this guidance provides reasonable estimates based upon conditions as of July 1, 2003, actual results may differ materially from those projected and LNC claims no responsibility for updating this forward-looking information (see Forward-Looking Statements - Cautionary Language at the beginning of Item 2.)

This guidance is intended to provide a general indication of the expected effect of equity market volatility on LNC's fee income; deferred acquisition costs ("DAC") and present value of in-force ("PVIF") intangible assets; deferred front-end load revenue ("DFEL"); and guaranteed minimum death benefit ("GMDB") reserves. Excluded from this guidance is the effect that equity market changes may have upon LNC's realized and unrealized gains and losses on investments and intangible assets, other than DAC and PVIF. For example, write-downs for impairment of goodwill and deferred dealer commission assets may be necessary under certain market conditions. These matters are not included within the guidance provided in this document.

Market Indices Used For Modeling LNC's Various Operating Segments

In measuring the estimated effects of changes in equity markets on its Lincoln Retirement segment, LNC uses the S&P 500 index. LNC has generally found that the S&P 500 index is reasonably correlated to the effect of overall equity markets performance on this segment's account values. Because LNC's fee income earned on its variable annuity business is determined daily, the change in the S&P 500 on a daily average basis relative to the level of the S&P 500 at the beginning of each quarter provides a reasonable indication of the impact quarterly changes in equity markets have on Lincoln Retirement's fee income. Because end of period account values are used for computing DAC unlocking and for incurred GMDB costs, the end of period change in the S&P 500 is used in measuring the estimated market impact of DAC unlocking and for the impact associated with incurred GMDB costs. In addition, because DAC and GMDB calculations have an assumed 9% positive annual equity market return, or a 2.25% quarterly assumption, variances in actual market performance relative to these calculation assumptions will generate positive or negative DAC unlocking and GMDB adjustments. Further, the GMDB reserve adjustment results in an increase or decrease to actual gross profits and therefore has an inverse impact on DAC amortization. The interplay of GMDB reserve changes on DAC unlocking and DAC amortization is taken into consideration in the model.

It is important to understand that the actual effect on fee income of market changes in the current quarter of an equity market change and the effect in the immediately following quarter will not be equal to a pro-rata 25% of the estimated annualized effect of the market change. This is due to the fact that the actual change in fee income in the immediate quarter during which the market changes is measured by the change in actual variable account values from the beginning of the quarter compared to the average balance of variable account values for the quarter. The change in fee income due to the change from average account values to ending account values does not occur in the immediate quarter of the market change; rather, that change in fee income will occur in the quarter following the market change. LNC estimates that this lagging effect for the second quarter of 2003 equity markets change will create an increase of $2.2 million in the third quarter of 2003 for the Lincoln Retirement segment, because average account values for the second quarter of 2003 were less than the level of ending account values at June 30, 2003.

LNC also uses the S&P 500 index when describing the general effects of changes in equity markets for the Life Insurance segment. For the Lincoln UK segment, the FTSE 100 index provides a reasonable measure for approximating the effect of equity markets performance on earnings. LNC estimates that the lagging effect for the second quarter of 2003 equity markets change will create an increase of $0.1 million in fee income for Lincoln UK in the third quarter of 2003, because average account values for the second quarter of 2003 were less than the level of ending account values at June 30, 2003.

Additional market indices are used in measuring the effects of the market on the results of LNC's Investment Management segment. All of the relevant equity market indices (S&P, NASDAQ and MSCI EAFE) increased during the second quarter of 2003, ranging from a 14.9% increase in the S&P 500 to a 21.0% NASDAQ increase. The ongoing effect of the second quarter equity markets change is expected to be a $0.6 million increase in the third quarter of 2003 fee income.

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

Since the effects of continued equity market volatility are complex and subject to a variety of estimates and assumptions, such as assumed rates of long-term equity market performance, it is difficult to provide information that can be reliably applied to predict earnings effects over a broad range of equity markets performance alternatives. But in an effort to provide some insight into these matters, LNC has provided below illustrative examples of the effects that equity market volatility might be expected to have on LNC's earnings. The underlying assumptions regarding these illustrations are as follows:

1) The first scenario assumes that equity markets remain unchanged from their respective levels at June 30, 2003 through the third quarter of 2003.

2) The second scenario assumes that from June 30, 2003 through the end of the third quarter of 2003 equity markets increase smoothly by 2.5%.

3) The third scenario assumes that from June 30, 2003 through the end of the third quarter of 2003 equity markets decline smoothly by 2.5%.

As the above assumptions indicate, actual equity market changes that may have occurred since June 30, 2003 up to the date of issuance of this guidance are not being considered; rather, the examples that follow are provided to illustrate the effects of a hypothetical change in equity markets from June 30, 2003. The following tables are examples of the estimated effects on earnings that might be expected for each of these scenarios.

Scenario #1:
No change in equity markets from June 30, 2003 through September 30, 2003.

Estimated After-tax Effect on Third Quarter of 2003 Results (in millions):

                                                 Segment
                                ---------------------------------------------
                                 Lincoln      Life     Investment
                                Retirement  Insurance  Management  Lincoln UK   LNC Total
                                ---------------------------------------------------------
Fees- Lagging Effect of 2Q03
Market Changes on 3Q03*            $2.2        $--        $0.6         $0.1        $2.9

Fees- Current Effects in
Third Quarter                        --         --          --           --          --
                                ---------------------------------------------------------
Total Fee Income                    2.2         --         0.6          0.1         2.9

Other                              (0.3)        --          --           --        (0.3)

GMDB-No Change Effect              (3.6)        --          --           --        (3.6)

GMDB-Market Change Effect            --         --          --           --          --
                                ---------------------------------------------------------
Total GMDB                         (3.6)        --          --           --        (3.6)

DAC/DFEL**                           --       (0.3)         --         (0.8)       (1.1)
                                ---------------------------------------------------------
Total Effect                      $(1.7)     $(0.3)       $0.6        $(0.7)      $(2.1)


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

** This amount includes the impact on DAC, DFEL and PVIF for the Life Insurance and Lincoln UK segments.

Scenario #2:
2.5% increase in equity markets from June 30, 2003 to September 30, 2003 occurs smoothly during the quarter.

Estimated After-tax Effect on Third Quarter of 2003 Results (in millions):


                                                 Segment
                                ---------------------------------------------
                                 Lincoln      Life     Investment
                                Retirement  Insurance  Management  Lincoln UK   LNC Total
                                ---------------------------------------------------------
Fees- Lagging Effect of 2Q03
Market Changes on 3Q03*           $2.2         $--        $0.6        $0.1        $2.9
Fees- Current Effects in
Third Quarter                      0.7          --         0.4         0.1         1.2
                                ---------------------------------------------------------
Total Fee Income                   2.9          --         1.0         0.2         4.1
Other                               --          --          --          --          --
GMDB-No Change Effect             (3.6)         --          --          --        (3.6)
GMDB-Market Change Effect          3.0          --          --          --         3.0
                                ---------------------------------------------------------
Total GMDB                        (0.6)         --          --          --        (0.6)
DAC/DFEL**                          --          --          --         0.1         0.1
                                ---------------------------------------------------------
Total Effect                      $2.3         $--        $1.0        $0.3        $3.6


*  See * under Scenario #1 for explanation.

** See ** under Scenario #1 for explanation.

Scenario #3: 2.5% decline in equity markets from June 30, 2003 to September 30, 2003 occurs smoothly during the quarter.

Estimated After-tax Effect on Third Quarter of 2003 Results (in millions):


                                                 Segment
                                ---------------------------------------------
                                 Lincoln      Life     Investment
                                Retirement  Insurance  Management  Lincoln UK   LNC Total
                                ---------------------------------------------------------
Fees- Lagging Effect of 2Q03
Market Changes on 3Q03*           $2.2        $--         $0.6        $0.1        $2.9
Fees- Current Effects in
Third Quarter                     (0.7)        --         (0.4)       (0.1)       (1.2)
                                ---------------------------------------------------------
Total Fee Income                   1.5         --          0.2          --         1.7
Other                             (0.6)        --           --          --        (0.6)
GMDB-No Change Effect             (3.6)        --           --          --        (3.6)
GMDB-Market Change Effect         (3.5)        --           --          --        (3.5)
                                ---------------------------------------------------------
Total GMDB                        (7.1)        --           --          --        (7.1)
DAC/DFEL**                        (1.4)      (0.5)          --        (1.7)       (3.6)
                                ---------------------------------------------------------
Total Effect                     $(7.6)     $(0.5)        $0.2       $(1.7)      $(9.6)


* See * under Scenario #1 for explanation.

** See ** under Scenario #1 for explanation.

Estimated Effect of Each One-Percent Change in Equity Markets

The above examples are based upon the estimated annual after-tax effect on earnings for each one-percentage point change in relevant equity market indices. Taking one-fourth of this annual estimate will generate the expected effect of the equity market change on quarterly results, with the exception of DAC unlocking and GMDB incurred cost calculations where the effect is fully reflected in one quarter. The estimated annual effect in millions of dollars per one-percentage change and the changes in each of the relevant market indices used in the above examples, are listed in the following table.

                                                                        2.50% increase        2.50% decline
                                                     No Change          in Third              in Third
Segment and Effect*        Relevant Measure          in Market          Quarter 2003          Quarter 2003
-----------------------------------------------------------------------------------------------------------------------
Lincoln Retirement -       Ave Daily Change in
Fee Income                 S&P 500                   $0.0 M x 0.0       $2.2 M x 1.25         $2.2 M x (1.25)
-----------------------------------------------------------------------------------------------------------------------
Lincoln Retirement -       Actual Change in
Other Items                S&P 500 vs. Expected      $0.5 M x (2.25)    $0.5 M x 0.25         $0.5 M x (4.75)
-----------------------------------------------------------------------------------------------------------------------
Lincoln Retirement -       Actual Change in
GMDB Incurred Costs        S&P 500                  ($3.6M)            ($3.6M)+ $1.2M x 2.5   ($3.6M) + $1.4 M x (2.5)
-----------------------------------------------------------------------------------------------------------------------
Lincoln Retirement -       Actual Change in
DAC/DFEL                   S&P 500 vs. Expected      $0.0 M* x (2.25)   $0.1 M x 0.25          $0.3 M x (4.75)
-----------------------------------------------------------------------------------------------------------------------
Life Insurance -           Actual Change in
DAC/DFEL/PVIF              S&P 500 vs. Expected      $0.11 M x (2.25)   $0.11 M x 0.25         $0.11 M x (4.75)
-----------------------------------------------------------------------------------------------------------------------
Investment Management -    Blend of
Fee Income                 Market Indices            $0.6 M x 0.0       $0.6 M x 2.5           $0.6 M x (2.5)
-----------------------------------------------------------------------------------------------------------------------
Investment Management -    Blend of
DAC**                      Market Indices            $0.0 M x (2.25)    $0.0 M x 0.25          $0.0 M x (4.75)
-----------------------------------------------------------------------------------------------------------------------
Lincoln UK -               Ave Daily Change
Fee Income                 in FTSE 100               $0.2 M x 0.0       $0.2 M x 1.25          $0.2 M x (1.25)
-----------------------------------------------------------------------------------------------------------------------
Lincoln UK -               Actual Change in FTSE
DAC/DFEL/PVIF              100 vs. Expected Change   $0.35 M x (2.25)   $0.35 M x 0.25         $0.35 M x (4.75)
-----------------------------------------------------------------------------------------------------------------------


* The factor for no change in market for Lincoln Retirement DAC is $0.0
M. This is because the GMDB reserve adjustment results in an increase or decrease to actual gross profits and therefore has an inverse impact on DAC amortization. The interplay of GMDB reserve changes on DAC unlocking and DAC amortization is taken into consideration in the model.

** The factors for a 1% change in the equity markets for the Investment Management segment DAC are noted as approximately $0.0 M on the above chart. This is because the trigger points for unlocking are beyond the percentage changes noted in the above scenarios. The trigger point for negative DAC unlocking in the third quarter of 2003 is an approximate 22% decline in the equity markets and the trigger point for positive unlocking in the third quarter is an approximate 24% increase in the equity markets.

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

The following table provides the annual after-tax effect for changes in equity markets for the Lincoln Retirement segment related to fee income and other:


($ Millions for each 1% Change in Relevant Market Index)
--------------------------------------------------------------------------------------
               20% +    11 - 20%  6 - 10%   1 to 5%  No      1 to 5%   6 - 10%    10%+
               Decline  Decline   Decline   Decline  Change  Increase  Increase
--------------------------------------------------------------------------------------
Fee Income     (1.8)     (2.0)      (2.1)    (2.2)     --       2.2       2.3     2.4
Other          (0.5)     (0.5)      (0.5)    (0.5)     --       0.5       0.5     0.5
--------------------------------------------------------------------------------------


The estimated annual effects indicated in the table above are applicable for the third quarter of 2003. For example, assume an estimate is being computed for the quarterly effect on Lincoln Retirement fee income due to a 2.5% increase in the markets occurring in the third quarter of 2003. In this example, the expected quarterly effect of a third quarter 2.5% increase is estimated as: ($2.2 x 1.25/4) = $0.69 million.

The table provided below contains information for use in estimating the third quarter 2003 after-tax effect for changes in equity markets for the Lincoln Retirement segment related to GMDB and DAC. For GMDB, quarterly results will include a reserve adjustment. This is due to the fact that LNC has established the GMDB reserves net of anticipated future GMDB fee revenues. As a result, an adjustment will be required to increase GMDB reserves during periods where a GMDB Net Amount At Risk exists.

Based upon the Net Amount At Risk for GMDB at June 30, 2003, the third quarter 2003 GMDB reserve adjustment is estimated at $3.6 million
(included in the no change column in the table below).


($ Millions for each 1% Change in Relevant Market Index)
--------------------------------------------------------------------------------------
               20% +    11 - 20%  6 - 10%   1 to 5%  No      1 to 5%   6 - 10%    10%+
               Decline  Decline   Decline   Decline  Change  Increase  Increase
--------------------------------------------------------------------------------------
GMDB           (2.2)     (1.7)     (1.5)     (1.4)   (3.6)      1.2      1.2      1.2
DAC            (1.0)     (0.6)     (0.5)     (0.3)     --       0.1      0.1      0.2
--------------------------------------------------------------------------------------


The estimated quarterly effects indicated in the table above are applicable for the third quarter of 2003. For example, assume an estimate is being computed for the quarterly effect on Lincoln Retirement's GMDB reserve due to a 2.5% increase in the equity markets occurring in the third quarter of 2003. The estimated quarterly effect is calculated as follows: $(3.6) + $1.2 x 2.5 = $(0.6) million.

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

Effective January 1, 2003, under LNC's Incentive Compensation Plan, LNC's employee stock option compensation program and long-term cash incentive compensation program were revised and combined to provide for performance vesting, and to provide for awards that may be paid out in a combination of stock options, performance shares of LNC stock and cash. The performance measures for the initial grant under the new plan will be calculated over a three-year period from grant date and will compare LNC's performance relative to a selected group of peer companies. Comparative performance measures will include relative growth in earnings per share, return on equity and total share performance. Certain participants in the new plans selected from seven different combinations of stock options, performance shares and cash in determining the form of their award. Other participants will have their award paid in performance shares. This plan replaces the current LNC stock option plan; however, the separate stock option incentive programs established by Delaware Investments U.S., Inc. ("DIUS") and DIAL Holding Company, Inc. ("DIAL"), both wholly-owned subsidiaries of Delaware Management Holdings, Inc., will continue.

The following table provides the impact of the restatement for stock-based compensation for the years ended December 31, 2002 and 2001. For the effect of the restatement on the six and three months ended June 30, 2002, refer to Note 2 to the June 30, 2003 unaudited consolidated financial statements and the discussion of results of operations for each business segment.

After-tax effect of the retroactive adoption of FAS 123 fair value method of accounting for stock options on previously reported Net Income for LNC's segments:

Year Ended December 31, (in millions)        2002                     2001
                                            -------------------------------

Lincoln Retirement                          $(4.1)                   $(4.1)
Life Insurance                               (2.9)                    (3.8)
Investment Management                       (27.1)                   (20.7)
Lincoln UK                                   (2.3)                    (2.1)
Other Operations                             (6.4)                   (13.9)
                                          -------                  -------
Total                                      $(42.8)                  $(44.6)
                                          =======                  =======


Accounting for Variable Interest Entities. In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("Interpretation 46"), which requires the consolidation of variable interest entities ("VIE") by an enterprise if that enterprise has a variable interest that will absorb a majority of the VIE's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur, or both. If one enterprise will absorb a majority of a VIE's expected losses and another enterprise will receive a majority of that VIE's expected residual returns, the enterprise absorbing a majority of the losses shall consolidate the VIE. VIE refers to an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. This Interpretation applies in the third quarter of 2003 to VIEs in which an enterprise holds a variable interest that is acquired before February 1, 2003. LNC intends to adopt this Interpretation prospectively with a cumulative-effect adjustment as of the beginning of the third quarter of 2003. As key guidance with respect to certain aspects of the new Interpretation is still emerging, LNC has not been able to finalize the expected effect of adoption.

Among the matters that LNC is currently reviewing in connection with the third quarter 2003 effective date of Interpretation No. 46 to existing VIEs is the potential application to Collateralized Debt Obligation
(CDO) pools that are managed by LNC. Because the fees earned by LNC for managing these CDOs are required to be included in the analysis of expected residual returns, it is likely that such CDO pools may fall under the consolidation requirements of Interpretation No. 46. If the invested assets within the CDO pools and the liabilities owed by the CDO pools to the third party investors are required to be brought onto LNC's consolidated balance sheet, LNC would disclose that the CDO pool liabilities are nonrecourse to LNC.

Because the fair value of the underlying invested assets in the CDO pools is currently below amortized cost basis, if LNC is required to consolidate the CDO pools, the value of the assets recorded upon initial adoption of the new Interpretation will be less than the amount of nonrecourse debt. Based upon information currently available, LNC estimates that the fair value of the CDO pool assets is about $1.2 billion and that the nonrecourse debt would be recorded at about $1.5 billion. LNC has an investment of about $22.5 million in certain of the CDO pools that it manages; at June 30, 2003 these investments had a fair value of $21.5 million. So LNC does not bear the economic risk of the loss represented by the approximate $300 million difference between the value of all of the CDO pool assets and the total amount of CDO pool nonrecourse debt. Yet under this emerging guidance, at the time of adopting these new rules LNC's financial statements would not reflect the fact that it is the third party investor group, and not LNC, that bears the economic risk of these losses.

To record the difference between the value of the CDO pool assets and the CDO pool nonrecourse debt on LNC's balance sheet upon the adoption of Interpretation 46, LNC would record a charge to equity through Other Comprehensive Income for the cumulative temporary declines in underlying investment asset values and LNC would record a charge to net income equal to the declines in value of the underlying investment assets that are considered other than temporary. While LNC has not been able to complete the analysis of all of the underlying investment assets held within these CDO pools in order to determine which of these investments have experienced declines in fair value that are other than temporary, based upon the analysis completed to date it appears likely that 50% or more of the cumulative declines in the fair value of the CDO pool assets may be determined to be other than temporary.

In subsequent periods, when the underlying invested assets are sold and the proceeds are distributed to the investors, LNC would record gains associated with the extinguishment of nonrecourse debt. This reversal of the losses recorded upon the initial adoption of Interpretation 46 as the CDO pools liquidate reflects the fact that it is the third party investors, and not LNC, that ultimatley bears the risk of loss from these CDO pools.

The Financial Accounting Standards Board is still considering important guidance relating to these types of investment pools. Until final guidance is issued, LNC is unable to finalize its review of these matters. In addition, LNC does not currently have access to all information necessary to determine the ultimate effects of such a required consolidation, because LNC is not the trustee or the administrator of the CDO pools. Accordingly, the estimated effects of the adoption of Interpretation 46 that are discussed in the preceding paragraphs are subject to change, pending the issuance of final guidance by the FASB and LNC's obtaining the necessary information from the CDO pool trustees and administrators.

Since LNC's role of investment manager for the CDO pools does not expose LNC to risk of loss on the underlying invested assets, LNC management does not believe the accounting model imposed under Interpretation 46 is reflective of the true underlying economics for the investment manager of these types of CDO pool arrangements. However, based upon the current status of this emerging guidance, it appears that LNC may be required to apply this accounting model in order to comply with generally accepted accounting principles.

Although LNC and the industry continue to review the new rules, at the present time LNC does not believe there are other significant VIEs that would result in consolidation with LNC, beyond the managed CDO pools discussed above.

Accounting for Modified Coinsurance. In April 2003, the Financial Accounting Standards Board's ("FASB") Derivative Implementation Group issued Statement 133 Implementation Issue No. B36 ("DIG B36") addressing the accounting for modified coinsurance agreements ("Modco") and coinsurance with funds withheld ("CFW") reinsurance agreements. This implementation guidance concluded that Modco and CFW agreements contain embedded derivatives that must be accounted for separately from the underlying reinsurance agreements. In conjunction with the initial application of these new rules, companies that have ceded business and are holding invested assets under these types of reinsurance arrangements may reclassify available for sale invested assets to trading account classification, where such securities relate to the embedded derivatives in the reinsurance agreements.

The effective date for implementation of DIG B36 for LNC will be the October 1, 2003 start date of the fourth quarter. Upon adoption, LNC will record the fair value of the applicable embedded derivatives in net income as a cumulative effect of a change in accounting principle. The new rules do not provide guidance with respect to a number of key implementation matters, presenting LNC and the life insurance industry with several challenging decisions and numerous alterative interpretations as to the application of the new rules. Accordingly, LNC is currently evaluating alternative interpretations, as well as potential changes in its reinsurance agreements, that could affect the amounts recorded at the time of adoption as well as the way changes in the fair values of invested assets and embedded derivatives associated with these reinsurance agreements will be reflected within LNC's financial statements on an ongoing basis.

Among the matters LNC is currently evaluating is how to characterize the embedded derivatives in various Modco and CFW reinsurance agreements. Alternatives under consideration include viewing the embedded derivatives as total return swaps or credit default swaps. Once the characterizations of the various embedded derivatives are decided upon, LNC must then determine what methodologies to use to measure the fair value of the embedded derivatives. For instance, if LNC determines that characterization of an embedded derivative as a total return swap is appropriate for a particular agreement, LNC might look to the unrealized gains and losses included within the invested assets supporting the agreement as a means of measuring the fair value of the embedded derivative. In such circumstances, upon adoption of the new rules LNC may decide to reclassify that portion of the underlying invested assets that are currently classified as available for sale securities to trading account assets.

To illustrate the potential effect that the initial adoption of these rules could have on LNC's financial statements, information relating to invested assets held by LNC at June 30, 2003 under Modco and CFW agreements is provided below. The actual effect of adoption will vary depending upon a number of factors, such as how the embedded derivatives are characterized, the valuation methodologies selected, whether the terms of the reinsurance agreements provide for a pass through of the total return of an identified investment portfolio or some other measure, whether or not invested assets within such reinsurance investment portfolios are reclassified from available for sale to trading account, the amount of unrealized gains or losses of the relevant invested assets at the adoption date, and any changes in the terms or structure of a large number of existing LNC Modco and CFW reinsurance agreements.

At June 30, 2003, the fair value of LNC invested assets associated with Modco and CFW agreements totaled about $3.3 billion. The net unrealized pre-tax gain associated with these assets at June 30, 2003 was about $481 million. Included within that total net gain is about $450 million of net gain related to available for sale securities and $31 million of net gain related to other invested assets. If LNC should determine that the best characterization of the embedded derivatives associated with these various agreements is that of total return swaps, and if LNC determines that the unrealized gains and losses of the underlying invested asset portfolios can be used to measure the value of the embedded derivative, and provided further that there were no changes in the value of the underlying investment portfolios and that there are no changes in the reinsurance agreements between June 30, 2003 and October 1, 2003, then LNC would record a $481 million pre-tax loss in net income upon the initial adoption of the new rules to record the various embedded derivatives. LNC would also record a pre-tax increase in equity of $450 million to reverse the "shadow adjustment" entries previously recorded through Other Comprehensive Income. The shadow adjustments were previously recorded due to the fact that unrealized gains or losses on the reinsurance portfolios generally inure to the benefit or detriment of the assuming reinsurance company. The $31 million pretax net effect on LNC's equity of the initial adoption adjustments would reverse over the term of the reinsurance agreements, as the net unrealized gains associated with invested assets that are not classified as available-for-sale securities are realized in future periods.

If LNC decided to concurrently reclassify all relevant available-for-sale invested assets to trading account assets upon the initial adoption of these new rules, LNC would record a pre-tax gain in net income of $450 million. However, LNC's equity would not be affected by this reclassification accounting, as the previously recorded increases to shareholder's equity booked in Other Comprehensive Income as a result of the available-for-sale classification of these investments would be reversed upon the reclassification of these invested assets from available-for-sale to trading account.

On an ongoing basis, changes in the fair value of the embedded derivative would flow through net income, as would changes in the fair value of trading account assets. Changes in the fair value of other invested assets supporting these agreements would flow through net income as unrealized gains or losses on these assets are realized. Because the recognition of the fair value of embedded derivatives does not affect either the cash flows or the economic profits to be recognized over the life of the reinsurance agreement, it is expected that these new rules will only change the pattern of earnings associated with these reinsurance agreements. Importantly, it is expected that the new rules will not change the ultimate profit or loss that will be reported over the entire term of the reinsurance agreement.

Not included in the above discussion are a number of reinsurance agreements where LNC accepts business as a reinsurer on a Modco basis and then cedes the business off on a Modco basis to Swiss Re. LNC does not hold the underlying invested assets under these agreements, and LNC has effectively transferred all underwriting and investment risks associated with these agreements. LNC is a party to a number of such reinsurance agreements, which at June 30, 2003 aggregated about $1.8 billion of business. While LNC continues to review the treatment of these Modco agreements under these new rules, it appears that the embedded derivatives associated with these agreements will be characterized as total return swaps. Based upon information available at this time and the preliminary conclusion that these embedded derivatives should be characterized as total return swaps, LNC expects that its position as an accepting reinsurer and a ceding company on the same business should result in equal and offsetting changes in the value of the embedded derivatives associated with these agreements. Accordingly, LNC would not expect that the embedded derivatives associated with these reinsurance agreements would create significant volatility in reported net income in future periods.

In addition, LNC has acquired certain blocks of variable annuity and life business using Modco reinsurance structures. At June 30, 2003 there was about $336 million of business acquired in this manner. LNC continues to review whether the accounting for these agreements will change under the new rules; based upon information available at this time LNC does not believe there will be any new effects on net income created by the adoption of the new embedded derivative accounting rules for these agreements, given the fact that the assets and liabilities associated with these variable blocks of business are already reflected at fair value within LNC's financial statements.

Restructuring Charges

In June 2003, LNC announced the realignment of its life insurance and annuity businesses into a single operating unit focused on providing wealth accumulation and protection; income distribution and wealth transfer products.

On August 4, 2003, LNC announced that in addition to the previously announced realignment of LNC's life and annuity businesses it is taking further action to position LNC for future growth. The actions are
expected to impact all domestic operations.   In total, the planned
actions, including the previously announced realignments, are expected to result in pre-tax savings of $25 million in 2003, $80 million in 2004 and $105 million in 2005. Offsetting these savings are related pre-tax charges estimated to be $135 million which are expected to occur over a three year period, with an estimated $95 million in 2003, $30 million in 2004 and $10 million in 2005. Also, offsetting the savings are pre-tax investments in business growth initiatives of which $15 million are expected to be recognized in 2003, $30 million in 2004 and $35 million in 2005. The after-tax impact to net income from the investments in business growth initiatives, expense savings and charges is estimated to result in a net charge of $55 million in 2003, net savings of $13
million in 2004 and net savings of $39 million in 2005.   The number of
job eliminations is expected to range between 800 and 1,000, including approximately 200 which have occurred during 2003.

For an update on the status of restructuring plans implemented from 1999 through June 30, 2003, refer to Note 9 to the June 30, 2003 unaudited consolidated financial statements.


RESULTS OF OPERATIONS BY SEGMENT

Lincoln Retirement

Results of Operations


                                       Six Months Ended   Three Months Ended
                                           June 30,           June 30,
                                        2003      2002      2003     2002
----------------------------------------------------------------------------
Net Income  (in millions)              $88.6     $55.7     $81.7     $9.2

Items Included in Net Income:
Realized Loss on Investments and
Derivative Instruments (after-tax)    $(50.9)   $(69.4)    $(0.4)  $(36.5)
Restructuring Charge                    (4.0)     (1.0)     (4.0)    (1.0)

Average Daily Variable Account
Values (in billions)                                       $29.2    $33.5


June 30 (in billions)                                       2003     2002
----------------------------------------------------------------------------
Account Values
Variable Annuities                                         $30.5    $31.2

Fixed Annuities                                            $20.9    $18.7
Reinsurance Ceded                                           (2.2)    (1.8)
                                                          ------   ------
Total Fixed Annuities                                      $18.7    $16.9

Total Account Values                                       $49.2    $48.1


Net income increased $32.9 million and $72.5 million for the six and three months ended June 30, 2003, respectively, compared to the same periods in 2002.

Stock-Based Compensation
The periods presented for 2002 have been restated for the adoption of FAS 123 and FAS 148. See the discussion under the topic "Accounting for Stock-Based Compensation" presented in the Consolidated Results of Operations for further discussion of this matter. The effect of adoption was a decrease of $2.1 million and $1.0 million in net income in the six and three months ended June 30, 2002, respectively, from previously reported amounts.

Realized Losses on Investments and Derivative Instruments
Realized losses on investments and derivative instruments for the Lincoln Retirement segment decreased $18.5 million and $36.1 million for the six and three months ended June 30, 2003, respectively, compared to the same periods in 2002. For additional detail on realized losses see the discussion in the Consolidated Investments section.

Equity Market Impact
The improvement in the equity markets favorably affected the segment's earnings through positive unlocking of deferred acquisition costs ("DAC") and the present value of in-force intangible ("PVIF"), a decrease in reserves and benefit payments for guaranteed minimum death benefits ("GMDB"), partially offset by lower fees resulting from lower average variable account values compared to the first six months of 2002. The increase in the equity markets positively affected earnings by $11.4 million in the six months ended June 30, 2003 and $35.9 million in the three months ended June 30, 2003 compared to the same periods in 2002.

Average variable annuity account values were $5.9 billion and $4.3 billion lower for the six months and three months ended June 30, 2003 compared to the same periods in 2002, resulting in a reduction of fees, lowering earnings by $21.1 million and $7.4 million, respectively. The effect of equity market impact on DAC and PVIF unlocking and net changes in amortization increased earnings by $18.8 million and $18.6 million in the six months and three months ended June 30, 2003, respectively,
compared to the same periods of 2002.   Decreases in GMDB reserves and
benefit payments resulted in a positive variance of $10.0 million and $21.0 million for the six and three months ended June 30, 2003, respectively, compared to 2002 periods. (See the section captioned "Critical Accounting Policy - Guaranteed Minimum Death Benefit Reserving for additional details.) In addition, there was a positive variance of $3.7 million for the six and three month 2003 periods related Lincoln Retirement's Separate Account Dividends Received Deduction ("DRD") tax benefit.

Refer to the Third Quarter 2003 Guidance for Estimated Effect of Equity Market Volatility section for estimates of the effect of movements in the equity markets on Lincoln Retirement's earnings.

Investment Margins
Investment margins on fixed annuities were $7.0 million and $3.3 million higher in the six and three months ended June 30, 2003, respectively, compared to the same periods of 2002. The increase in margins was a result a reduction in crediting rates. (See further discussion on investment margins and the interest rate risk due to falling interest rates in Item 3, Quantitative and Qualitative Disclosures About Market Risk.)

Included in the investment margins variance were earnings from investment partnerships. The returns on the investment partnerships were below expected levels by $1.5 million and $2.0 million, respectively for the six and three months ended June 30, 2003 compared to the same periods of 2002.

Net Flows - Fixed Annuities
Average gross fixed annuity account values for the six months and three months ended June 30, 2003 were $2.3 billion higher than the same periods in 2002. This increase contributed additional earnings of $11.5 million and $6.0 million in the first six months and second quarter of 2003 compared to the same periods in 2002. The increase in fixed annuity account values was due to the positive net flows for fixed annuities. (See below for further discussion of net flows.)

Restructuring Charges
During the second quarter of 2003, the Lincoln Retirement segment completed the consolidation of its fixed annuity operations in Schaumburg, Illinois into Fort Wayne, Indiana. This resulted in expenses of $2.1 million in the second quarter of 2003. In addition, the Lincoln Retirement segment recognized $1.9 million of expenses in the second quarter of 2003 related to the combining of the Lincoln Retirement and Life Insurance operations announced in June of 2003. For further details refer to Note 9 to the June 30, 2003 unaudited consolidated financial statements.

Critical Accounting Policy - Deferred Acquisition Costs
Refer to Management's Discussion and Analysis of LNC's annual report on Form 10-K for the year ended December 31, 2002, for a detailed discussion of this critical accounting policy. At June 30, 2003, Lincoln Retirement's reversion to the mean gross growth rate assumption for the equity markets was 6.9%, which compares to the assumption of 9% at December 31, 2002. The decrease in the growth rate was due to the increase in the equity markets in the second quarter of 2003.

During the third quarter of 2003, the Lincoln Retirement segment expects to perform a comprehensive review of the assumptions underlying the amortization of the DAC asset. The review will encompass the fundamental assumptions including lapses, mortality, expenses, reinsurance and investment margins.

Critical Accounting Policy - Guarantee Minimum Death Benefit Reserving Refer to Management's Discussion and Analysis of LNC's annual report on Form 10-K for the year ended December 31, 2002, for a detailed
discussion of this critical accounting policy.   At June 30, 2003,
Lincoln Retirement's net amount at risk ("NAR") was $3.0 billion and the GAAP reserve was $70.9 million. The reserve for statutory accounting was $90.7 million. The comparable amounts at December 31, 2002 were a NAR of $4.6 billion, GAAP reserve of $84.5 million and statutory reserve of $144.1 million. See the table below for additional statistics related to GMDB as of June 30, 2003:

                         Return of  High Water
                           Premium        Mark   Roll-Up   No GMDB     Total
                         ---------  ----------   -------  --------  --------
Variable Annuity Account
Value (billions)             $22.6       $10.5      $0.3      $6.9     $40.3
% of Total Annuity
Account Value                 56.0%       26.0%      0.7%     17.3%    100.0%
Average Account Value      $32,461     $64,805   $98,566   $47,832   $41,392
Average NAR                 $7,992      $8,387   $16,254       N/A    $8,167
GAAP Reserve (millions)      $21.9       $48.5      $0.5       N/A     $70.9
NAR (billions)                $2.0        $1.0      $0.0       N/A      $3.0
Average Age of Contract
Holder                          51          61        63        58        54
% of Contract Holders >
70 Years of Age                9.4%       25.5%     29.7%     21.3%     14.1%


As described in LNC's annual report on Form 10-K for the year ended December 31, 2002, LNC has variable annuity contracts containing GMDB's which have a dollar for dollar withdrawal feature. As of June 30, 2003, there were 503 contracts for which the death benefit to account value ratio was greater than ten to one. The NAR on these contracts was $34.7 million. Effective May of 2003, the GMDB feature offered on new sales will be a pro-rata GMDB feature whereby each dollar of withdrawal will reduce the GMDB benefit in proportion to the current GMDB to account value ratio.

The IRS recently issued guidance permitting tax-free treatment for partial exchanges of non-qualified contracts. LNC has not previously allowed partial withdrawals on non-qualified contracts. In light of this new IRS guidance, LNC is considering changing its administrative procedures to permit partial withdrawals. If LNC decides to allow partial exchanges, LNC would treat a partial exchange as a tax-free partial surrender of a pro rata portion of the contract. The proportionate share of the contract value, contract holder's investment, death benefit and surrender charges would be allocated to the portion of the contract being surrendered. The pro rata amount of gain on the contract would not be reported as taxable income to the contract holder as it would be considered reinvested in a tax-free exchange for a new contract.

However, to take advantage of the dollar for dollar feature discussed earlier, the contract holder must take a taxable withdrawal, and pay any applicable surrender charges. Such withdrawals would not qualify for tax-free partial exchange treatment. LNC reports the appropriate amount of withdrawals as taxable income to the IRS, as well as indicating whether or not tax penalties apply under the premature distribution rules.


Net  Flows
                                                   Six Months Ended   Three Months Ended
                                                       June 30,            June 30,
----------------------------------------------------------------------------------------
(in billions)                                       2003      2002      2003      2002
----------------------------------------------------------------------------------------

Variable Portion of Annuity Deposits                $1.2      $1.6      $0.6      $0.8
Variable Portion of Annuity Withdrawals             (1.5)     (1.8)     (0.8)     (0.9)
                                                 -------   -------   -------   -------
Variable Portion of Variable Annuity Net Flows      (0.3)     (0.2)     (0.2)     (0.1)

Fixed Portion of Variable Annuity Deposits           0.9       0.8       0.4       0.4
Fixed Portion of Variable Annuity Withdrawals       (0.7)     (0.5)     (0.2)     (0.3)
                                                 -------   -------   -------   -------
Fixed Portion of Variable Annuity Net Flows          0.2       0.3       0.2       0.1

Fixed Annuity Deposits                               0.7       0.9       0.3       0.4
Fixed Annuity Withdrawals                           (0.4)     (0.7)     (0.2)     (0.2)
                                                 -------   -------   -------   -------
Fixed Annuity Net Flows                              0.3       0.2       0.1       0.2

Total Annuity Net Flows                             $0.2      $0.3      $0.1      $0.2

Incremental Deposits (1)                            $2.7      $3.2      $1.3      $1.6

(1) Incremental Deposits represent gross deposits reduced by transfers from other Lincoln annuity products.


Net Flows and Product Sales
With positive net flows in the second quarter of 2003, the Lincoln Retirement segment experienced positive net flows for the eighth consecutive quarter. Net flows for the first six months and second quarter of 2003 were $116 million and $124 million lower, respectively compared to the same periods in 2002. Although gross annuity deposits were down, the Lincoln Retirement segment experienced an improvement in persistency, as evidenced by lower withdrawals. Overall gross annuity deposits declined $567 million, or 17%, and $277 million, or 17%, in the first six months and second quarter of 2003, respectively compared to the same periods in 2002. The decline occurred with sales of both individual variable and fixed annuities. American Legacy Variable Annuity gross deposits were down $313 million, or 33%, and $136 million, or 29%, while Lincoln ChoicePlusSM gross variable and fixed annuity deposits were down $93 million, or 18%, and $25 million, or 11%, for the respective six-month and three-month periods.

In order to improve sales of variable annuities, in June of 2003 the Lincoln Retirement segment introduced the Lincoln Principal SecuritySM feature which provides the contractholder with a guaranteed living benefit.
 This new feature is in response to growing consumer demand for guarantees in variable annuity products. The feature is available for an additional fee and provides a guarantee equal to the initial purchase payment (or contract value if elected after issue) as adjusted for subsequent purchase payments and withdrawals. It also allows investors to make annual withdrawals up to the amount of their original deposit, provided each annual withdrawal is less than seven percent of the initial deposit. LNC will waive fees for this feature after year five as long as withdrawal activity has been and remains minimal and the benefit has not been reset, an innovative element in the Guaranteed Minimum Withdrawal Benefit ("GMWB") market. In order to manage the equity market risk associated with this feature, the Lincoln Retirement segment implemented a hedging strategy.

In addition to the introduction of the Lincoln Principal SecuritySM feature, Lincoln Financial Distributors ("LFD") expects to add new wholesalers to market variable annuity products. These wholesalers are expected to be in place during the third quarter of 2003. The increase in wholesalers is expected to strengthen LNC's penetration in the variable annuity market.

Partially offsetting the decline in individual annuities product sales was an increase in employer-sponsored annuity product sales, which were up $142 million, or 14%, in the six months ended June 30, 2003 and were flat for the second quarter of 2003 compared to the same periods in 2002. The strong sales performance in 2003 within employer-sponsored annuities is a result of increased deposits in the Alliance program. Sales of the Alliance program were $531 million in the first six months of 2003, up from $280 million in the first six months of 2002. Alliance sales are expected to moderate over the remainder of 2003 as first quarter 2003 sales of $337 million benefited from the large number of enrollments from employer-sponsored plans.

Life Insurance

Results of Operations


                                            Six Months Ended   Three Months Ended
                                                June 30,            June 30,
                                             2003      2002      2003      2002
---------------------------------------------------------------------------------
Net Income                                 $114.1    $100.2     $65.6     $56.7

Items Included in Net Income:
Realized Loss on Investments and
Derivative Instruments (after-tax)         $(10.0)   $(43.1)   $(1.5)    $(16.1)
Restructuring Charge (after-tax)             (8.3)       --     (4.7)        --

First Year Premiums (by Product)
Universal Life                             $273.4    $185.3    $142.7     $98.9
Variable Universal Life                      38.5      81.4      14.1      42.4
Whole Life                                   13.5      11.6       7.1       6.4
Term                                         18.8      16.8       9.6       8.1
                                          -------   -------   -------   -------
Total Retail                                344.2     295.1     173.5     155.8
Corporate Owned Life Insurance ("COLI")      72.4      53.6      61.8      46.6
                                          -------   -------   -------   -------
Total First Year Premiums                  $416.6    $348.7    $235.3    $202.4


June 30 (in billions)                                            2003      2002
---------------------------------------------------------------------------------
Account Values
Universal Life                                                   $8.6      $7.8
Variable Universal Life                                           1.9       1.8
Interest-Sensitive Whole Life                                     2.2       2.2
                                                              -------   -------
Total Life Insurance Account Values                             $12.7     $11.8

In Force - Face Amount
Universal Life and Other                                       $127.3    $123.7
Term Insurance                                                  139.2     121.1
                                                              -------   -------
Total In-Force                                                 $266.5    $244.8


Net income increased $13.9 million, or 14%, and $8.9 million, or 16%, for the six and three months ended June 30, 2003, respectively, compared to the same periods in 2002.

Stock-Based Compensation
The 2002 periods have been restated for the adoption of FAS 123 and FAS
148. See the discussion under the topic "Accounting for Stock-Based Compensation" presented in the Consolidated Results of Operations for further discussion of this matter. The effect of adoption was a decrease of $1.4 million and $0.7 million to net income in the six and three months ended June 30, 2002, respectively, from previously reported amounts.

Realized Losses on Investments and Derivative Instruments
The Life Insurance segment had an improvement of $33.1 million and $14.6 million in realized investment losses, for the six and three months ended June 30, 2003, respectively, relative to the same periods of 2002. For additional detail on realized losses see the discussion in the Consolidated Investments section.

Mortality
Improved mortality margin (mortality assessments less net death benefits, net of DAC unlocking) resulted in a $4.6 million increase in earnings in the six months ended June 30, 2003 and a $2.3 million increase in the three months ended June 30, 2003 over the same periods in 2002.

Investment Margins
Lower investment margins reduced income by $2.5 million in the six months ended June 30, 2003 compared to the same period in 2002, primarily due to lower investment yields. This unfavorable variance is primarily related to traditional whole life insurance products and corporate account investments where LNC bears the risk for falling interest rates. For the three months ended June 30, 2003 investment margins improved $0.4 million compared to the same 2002 period, as the impact of lower yields was offset by lowering credited rates to the customers of universal life and interest sensitive whole life insurance products, (except for policies which were already at their guaranteed minimum interest rate). (See discussion on investment margins and the interest rate risk due to falling interest rates in Item 3, Quantitative and Qualitative Disclosures About Market Risk.)

Equity Market Impact
The overall positive performance of the equity markets resulted in positive DAC unlocking of $0.7 million in the six months ended June 30, 2003 and $1.3 million in the three months ended June 30, 2003 compared to negative DAC unlocking of $1.4 million for the same periods in 2002. In addition to the unlocking impact, the down markets over the last twelve months have negatively impacted the Life Insurance segment's asset-based fee revenue on variable universal life ("VUL") insurance products (less than 15% of account values are VUL). Refer to the Third Quarter 2003 Guidance for Estimated Effect of Equity Market Volatility section for estimates of the effect of movements in the equity markets on the Life Insurance segment's earnings.

Critical Accounting Policy - DAC and PVIF
Refer to Management's Discussion and Analysis of LNC's annual report on Form 10-K for the year ended December 31, 2002, for a detailed discussion of this critical accounting policy. In 2003, the Life Insurance segment experienced negative DAC unlocking of $8.9 million and $1.0 million in the first six months and second quarter, respectively, compared to positive unlocking of $1.3 million in the same periods of 2002. The DAC unlocking in 2003 related to items other than equity market performance primarily due to an increase in face amount reductions. The increase in face amount reductions has been driven by advanced sales design and clients requesting reductions as a result of a reduced need for life insurance coverage as their wealth has declined from the weakened economy.

Included in the DAC unlocking was $5.5 million related to a change in future assumptions regarding face amount reductions (i.e. prospective unlocking). In addition to the DAC unlocking, the revised face amount reduction assumptions are expected to lower future gross profits resulting in an increase in DAC amortization. In the six and three months ended June 30, 2003, there was an increase of $3.6 million and $2.0 million, respectively, in the rate of amortization of the DAC asset compared to the same periods in 2002.

During the third quarter of 2003, the Life Insurance segment expects to perform a comprehensive review of the assumptions underlying the amortization of the DAC asset. The review will encompass the fundamental assumptions including lapses, mortality, expenses, reinsurance and investment margins.

Restructuring Charges
In the first quarter of 2003, the Life Insurance segment announced it is realigning operations in Hartford, Connecticut and Schaumburg, Illinois to enhance productivity, efficiency and scalability while positioning the segment for future growth. In the first six months of 2003, the Life Insurance segment incurred restructuring charges of $8.3 million and other realignment related expenses of $1.2 million related to the realignment activities. In the second quarter of 2003, the Life Insurance segment incurred restructuring charges of $4.7 million and
other realignment related expenses of $0.7 million.   For further
details refer to Note 9 to the June 30, 2003 unaudited consolidated financial statements.

In-force and Product Sales
As measured by life insurance in-force, the Life Insurance segment increased 9% from June 30, 2002 primarily due to strong growth in term life insurance in-force (up 15%). Account values increased $904 million, or 8%, from June 30, 2002. The drivers of this increase were positive net flows, net of policyholder assessments, of approximately $299 million across all products during the twelve months ended June 30, 2003, and interest earned on the fixed products.

Total sales as measured by first year premiums were up $67.8 million, or 19%, and $32.9 million, or 16%, for the six months and three months of 2003 compared to prior year periods. Sales of retail life insurance products were up $49.0 million, or 17%, in the first six months of 2003 and $17.7 million, or 11%, in the second quarter of 2003. Sales of retail life insurance products through LNC's distribution organizations were mixed as sales through LNC's financial planning organization Lincoln Financial Advisors ("LFA") were flat for in the first six months of 2003 relative to the same period in 2002 and sales through Lincoln Financial Distributors ("LFD") were up 22%. Sales for LFA were flat, while sales for LFD increased 18% for the second quarter of 2003 compared to the second quarter of 2002.

Within retail, sales of universal life ("UL") insurance products improved by $88.1 million, or 48%, in the first six months of 2003, and $43.8 million, or 44%, for the second quarter of 2003 compared to prior year periods. The increase in UL products was a result of the volatile equity markets and continued movement from variable life insurance products to interest-sensitive products. In contrast to the growth in UL sales, sales of variable universal life insurance ("VUL") were down $42.9 million, or 53%, during the first six months of 2003 from the
prior year period.   The decrease was $28.3 million, or 67%, during the
second quarter of 2003 compared to the same period of 2002.

Sales of Corporate Owned Life Insurance ("COLI") were up $18.9 million, or 35%, and $15.2 million, or 33%, in the six months and three months ended June 30, 2003 compared to the same periods in 2002. Sales of COLI products consist of very large cases resulting in fluctuations in first year premium from period to period. One such case, which contributed $33.2 million of premium in the second quarter of 2003, was sold through the M-Group Financial ("M-Group") relationship. This case is subject to the modified coinsurance arrangement and as such, profits will be shared 50/50 with M-Group Life Insurance Company.

Investment Management

Results of Operations


                                            Six Months Ended   Three Months Ended
                                                June 30,            June 30,
                                             2003      2002      2003      2002
---------------------------------------------------------------------------------
Total Revenue                              $218.5    $213.4    $116.4     106.1
Total Investment Advisory Fees
(Included in Total Revenue)                 143.1     145.2      74.8      72.1

Net Income                                   $5.6      $1.3      $4.6     $(0.8)

Items Included in Net Income:

Realized Gain (Loss) on Investments
(after-tax)                                 $(0.2)    $(1.4)     $0.1     $(0.4)


Income Statement Reclassifications
In 2003, certain reclassifications have been made in the prior periods to conform to the current year presentation. As a result, Investment Advisory fees for the six and three month periods ended June 30, 2002 were increased by $7.6 million, and $3.7 million, respectively, with
corresponding increases in expenses for the same periods.   In addition,
foreign taxes of $2.8 million and $1.1 million for the six and three months ended June 30, 2002, respectively, were reclassified from operating expenses to the federal income tax line.

Net Income
Net income increased $4.3 million and $5.4 million in the six and three months ended June 30, 2003, respectively, from the same periods in 2002.

Realized Losses on Investments and Derivative Instruments
The Investment Management segment had an improvement of $1.2 million and $0.5 million in realized investment losses, for the six and three months ended June 30, 2003, respectively, relative to the same periods of 2002. For additional detail on realized losses see the discussion in the Consolidated Investments section.

Equity Market Impact
Institutional and Retail assets under management increased $3.7 billion from June 30, 2002 to June 30, 2003, with $1.3 billion of the increase due to increases in the equity markets. Of this increase, $6.1 billion occurred in the second quarter of 2003. As a result, earnings for the first six months of 2003 were negatively impacted by the decrease in the equity market through March 31, 2003, but the second quarter of 2003 earnings were higher relative to the second quarter of 2002. As a result of the improved equity markets in the second quarter of 2003, this segment had higher revenues due to higher assets. However, these increased revenues in the second quarter of 2003 were partially offset by the effect of the equity market increase on variable expenses. Positive net flows of $2.4 billion over the 12 months ended June 30, 2003 partially offset the decrease in equity markets on assets under managements from June 30, 2002 through March 31, 2003.

Refer to the Third Quarter 2003 Guidance for Estimated Effect of Equity Market Volatility section for estimates of the effect of movements in the equity markets on the Investment Management segment's earnings.

Stock-Based Compensation
The 2002 periods have been restated for the adoption of FAS 123 and FAS
148. See the discussion under the topic "Accounting for Stock-Based Compensation" presented in the Consolidated Results of Operations for further discussion of this matter. The effect of adoption was a decrease of $11.8 million and $6.9 million in net income for the six and three months ended June 30, 2002, respectively, from previously reported amounts.

Critical Accounting Policy - Deferred Acquisition Costs
In the first quarter of 2003, the Investment Management segment implemented a new system for calculating the amortization of deferred acquisition costs consistent with the system and methodology utilized by the Lincoln Retirement and Life Insurance segments. As a result, lower DAC amortization increased earnings by $2.8 million and $1.4 million in the six and three months ended June 30, 2003, respectively, compared to the same periods in 2002.

Critical Accounting Policy - Deferred Dealer Commission Asset
As discussed in the Management's Discussion and Analysis section of LNC's Annual Report on Form 10-K for the year ended December 31, 2002, the Investment Management segment has a deferred dealer commission asset relating to upfront sales commissions paid to brokers for the sale of "Class B" shares of Delaware Investments retail mutual funds. At June 30, 2003, the deferred dealer commission asset was approximately $45 million. The improvement in the equity markets during the second quarter of 2003 has significantly reduced the risk of a loss for impairment of this asset.

Assets Under Management and Net Flows

The Investment Management segment's assets under management were as follows:

June 30 (in billions)                              2003           2002
----------------------------------------------------------------------
Assets Under Management
Regular Operations:
Retail-Equity                                     $16.9          $16.6
Retail-Fixed                                        8.2            7.2
                                                -------        -------
Total Retail                                      $25.1          $23.8

Institutional-Equity                              $19.6          $18.1
Institutional-Fixed                                 7.7            6.8
                                                -------        -------
Total Institutional                               $27.3          $24.9

Insurance Assets                                  $43.9          $38.5
                                                -------        -------
Total Assets Under Management                     $96.3          $87.2

The Investment Management segment's net flows were as follows:


                                            Six Months Ended   Three Months Ended
                                                June 30,            June 30,
(in billions)                                2003      2002      2003      2002
---------------------------------------------------------------------------------
Retail:
Equity Sales                                 $1.5      $2.0      $0.8      $1.1
Equity Redemptions and Transfers             (1.5)     (1.7)     (0.6)     (0.9)
                                          -------   -------   -------   -------
Net Flows                                      --       0.3       0.2       0.2

Fixed Sales                                   0.9       0.5       0.5       0.3
Fixed Redemptions and Transfers              (0.6)     (0.6)     (0.4)     (0.3)
                                          -------   -------   -------   -------
Net Flows                                     0.3      (0.1)      0.1       --
                                          -------   -------   -------   -------
Total Retail Net Flows                       $0.3      $0.2      $0.3      $0.2

Institutional:

Equity Inflows                               $1.2      $1.2      $0.7      $0.5
Equity Withdrawals and Transfers             (0.8)     (1.1)     (0.3)     (0.6)
                                          -------   -------   -------   -------
Net Flows                                     0.4       0.1       0.4      (0.1)

Fixed Inflows                                 0.7       1.5       0.1       0.7
Fixed Withdrawals and Transfers              (0.5)     (0.4)     (0.2)     (0.2)
                                          -------   -------   -------   -------
Net Flows                                     0.2       1.1      (0.1)      0.5
                                          -------   -------   -------   -------
Total Institutional Net Flows                $0.6      $1.2      $0.3      $0.4

Total Retail and Institutional Net Flows     $0.9      $1.4      $0.6      $0.6


Assets Under Management and Net Flows
Assets under management increased $9.1 billion to $96.3 billion at June 30, 2003 compared to June 30, 2002. The increase was primarily the result of net flows of $2.4 billion and $1.3 billion in market appreciation in Institutional and Retail assets under management. In addition, Insurance assets (i.e. primarily general account assets of LNC's insurance subsidiaries) increased $5.4 billion for the period. Institutional assets under management increased $2.4 billion as a result of positive net inflows of $1.5 billion and market appreciation of $0.9 billion. Retail assets under management increased $1.3 billion as a result of positive flows of $0.9 billion and market appreciation of $0.4 billion.

The Investment Management segment's net flows remained positive in the first six months and second quarter of 2003. However, total net flows for the six-month period were down approximately $0.5 billion compared to the same period in 2002, with the entire decline resulting from lower institutional net flows. The Investment Management segment retained institutional assets as evidenced by a lower level of withdrawals and transfers between periods, but institutional sales were down $0.8 billion. The decline in the institutional sales and net flows for the first six months ending June 30, 2003 compared to the same period in 2002 was due to a large funding of $0.7 billion in March 2002. Sales in the institutional business tend to fluctuate from period to period depending upon when large institutional mandates are received.

Retail sales were down $0.1 billion in the six and three month periods ended June 30, 2003 compared to the same periods in 2002. The decline in sales was concentrated within the annuities products managed by the Investment Management segment. Sales of managed account products for the first six months of 2003 were up 15% over the same period of 2002, with substantially all the increase occurring in the first quarter of 2003 compared to the first quarter of 2002. However, full year 2003 managed account sales are expected to be lower than the full year of 2002 as sales in the third and fourth quarters of 2002 were higher than the previous quarters of the year as a result of events affecting key competitors (a group departure of investment professionals from one firm and a second firm temporarily closing for new business).

Investment Performance
Positive investment performance has been a key driver of the improvement in net flows. On the institutional side, for the twelve months ended June 30, 2003, 6 of the 8 largest product composites met or outperformed their respective indices and these 6 composites accounted for approximately 75% of institutional assets under management. This relative performance is above the results experienced for the year ended December 31, 2002, in which 4 of the 8 largest composites outperformed their respective indices. On the retail side, for the twelve months ended June 30, 2003, 68% of the 25 largest retail funds in the Delaware Investments Family of Funds (the Delaware Investments Family of Funds does not include mutual funds managed by Delaware for certain LNC affiliates) performed in the top half of their respective Lipper universes. These 17 funds represented 70% of assets under management of
the largest 25 retail funds at June 30, 2003.   At June 30, 2003, of the
funds rated by Lipper, Delaware had 39 of its 50 retail funds labeled as a Lipper Leader in at least one category and 20 funds were selected in multiple categories. For the Managed Accounts, 3 of the 6 largest product composites outperformed their respective indices for the one-year period ending June 30, 2003.

Lincoln UK

Results of Operations


                                            Six Months Ended   Three Months Ended
                                                June 30,            June 30,
(in millions)                                2003      2002      2003      2002
---------------------------------------------------------------------------------
Net Income                                  $19.3     $19.5     $12.4      $9.3

Items Included in Net Income:
Realized Gain (Loss) on Investments
(after-tax)                                   $--     $(0.4)      $--      $3.2


                                                                    June 30,
(in billions)                                                    2003      2002
---------------------------------------------------------------------------------
Unit-Linked Assets                                               $5.5      $5.5

Individual Life Insurance In-Force                              $19.1     $20.4

Exchange Rate Ratio - U.S. Dollars to Pounds Sterling
Average for the Period                                          1.618     1.464
End of Period                                                   1.656     1.532


Net income for the six months ended June 30, 2003 was level compared to the same 2002 period. Net income for the three months ended June 30, 2003 increased $3.1 million compared to the three months ended June 30, 2002.

Stock-Based Compensation
The 2002 periods have been restated for the adoption of FAS 123 and FAS
148. See the discussion under the topic "Accounting for Stock-Based Compensation" presented in the Consolidated Results of Operations for further discussion of this matter. The effect of adoption was a decrease in net income for the six and three months ended June 30, 2002 of $1.2 million and $0.6 million, respectively, from previously reported amounts.

Realized Losses on Investments
There were no realized investment gains or losses for the six and three months ended June 30, 2003, compared to realized investment losses of $0.4 million for the six months and realized investment gains of $3.2 million for the three months ended June 30, 2002.

Critical Accounting Policy - Equity Market Sensitivity
The FTSE 100 index at June 30, 2003 increased 2.3% from December 31, 2002 and declined 13.4% from June 30, 2002. These movements in the UK equity markets resulted in lower fee income from unit-linked accounts of $4.0 million and $1.5 million for the six month and the three month periods ended June 30, 2003, respectively, compared to the same periods in 2002. The increase in the FTSE 100 for both the six and three month periods ended June 30, 2003 resulted in positive net unlocking of $11.8 million and $14.1 million, respectively for DAC and PVIF assets and deferred front end load revenue ("DFEL") compared the same periods in 2002.

Refer to the Third Quarter 2003 Guidance for Estimated Effect of Equity Market Volatility section for estimates of the effect of movements in the equity markets on the segment's earnings.

Taxes
The Lincoln UK segment's effective tax rate increased in the six month and three month periods ended June 30, 2003 compared to the same periods in 2002. In 2002, the effective tax rate was lower than 35% due to the existence of excess foreign tax credits from years prior to 2002. Now that the foreign tax credits have been fully utilized, the effective tax rate is expected to be approximately 35%. The performance of the equity markets could result in future changes to the Lincoln UK segment's effective tax rate. The increase in the effective tax rate reduced earnings in the six and three months ended June 30, 2003 by $8.3 million and $4.0 million, respectively, compared to the same periods in 2002.

Other Operations

Results of Operations


                                            Six Months Ended   Three Months Ended
                                                June 30,            June 30,
(in millions)                                2003      2002      2003      2002
---------------------------------------------------------------------------------
Net Income (Loss) by Source:
LFA                                        $(17.8)   $(18.8)    $(7.4)    $(8.7)
LFD                                         (18.8)    (14.2)    (10.7)     (7.6)
LNC Financing                               (29.7)    (18.4)    (14.4)    (10.2)
Other Corporate                              (0.5)     (1.0)     (0.9)      3.2
Amortization of Deferred Gain
on Indemnity Reinsurance                     23.8      30.0      11.9      14.4
Reserve Development on Business
Sold Through Indemnity Reinsurance
and Related Amortization of
Deferred Gain                                (0.2)    (14.4)     (0.1)    (14.4)
Realized Loss on Investments
and Derivatives                              (0.1)     (5.7)       --      (2.5)
                                          -------   -------   -------   -------
Net Loss                                   $(43.3)   $(42.5)   $(21.6)   $(25.8)



The net loss reported within Other Operations for the six and three months ended June 30, 2003 increased $0.7 million and decreased $4.2 million, respectively, compared to same periods of 2002. The primary reasons behind the increased losses in 2003 amounts are described below.

Stock-Based Compensation
The 2002 periods have been restated for the adoption of FAS 123 and FAS
148. See the discussion under the topic "Accounting for Stock-Based Compensation" presented in the Consolidated Results of Operations for further discussion of this matter. The effect of adoption was a decrease in net income of $1.9 million for LFA and $0.7 million for LFD in the first six months of 2002 and a decrease in net income of $1.0 million for LFA and $0.3 million for LFD in the second quarter of 2002 from previously reported amounts.

Lincoln Financial Advisors ("LFA")
LFA net losses for the six and three months ended June 30, 2003 decreased $1.0 million and $1.3 million, respectively, compared to the same periods in 2002. LFA's net revenues (gross revenues net of commissions) were down $5.6 million and $1.4 million as sales, particularly sales of variable products, have been negatively impacted by the equity markets. Sales by LFA of LNC's life insurance products, as measured by first year premiums, were $90.5 million for the first six months of 2003, about level with the same period in 2002, as sales of universal life insurance products were offset by lower sales of variable universal life insurance products. Sales by LFA of LNC's individual annuity products, as measured by deposits, were down $52.4 million, or 19%, and $16.1 million, or 11%, for the first six months and second quarter of 2003, respectively, compared to the same periods in 2003. Sales by LFA of Delaware retail mutual funds decreased 2% for the first six months of 2003 compared to the same period in 2002, but were up 28% in the second quarter of 2003 compared to the second quarter of 2002. Overall fees received for financial plans increased 10% in the first six months of 2003 and 13% in the second quarter of 2003 compared to the same periods of the prior year. The average fees per plan as calculated on a rolling twelve month average increased 5% for the twelve month period ending June 30, 2003 compared to the same period ending June 30, 2002. In addition, LFA continues to actively manage its expenses while continuing to focus on expansion of its planner base. The net number of planners (new planners joining LFA less planners leaving LFA) increased 1% at June 30, 2003 from June 30, 2002.

Lincoln Financial Distributors ("LFD")
LFD experienced an increase of $4.6 million in net loss for the six months ended June 30, 2003 and an increase of $3.1 million for the three months ended June 30, 2003 compared to the same periods in 2002. LFD's net loss increased as lower sales reduced net revenues (gross revenues
net of variable expenses).   Although sales of Life Insurance and
Investment products through LFD were up 27% and 6%, respectively, sales of annuity products were down 28% for the six months of 2003 compared to 2002.

LNC Financing
LNC Financing costs were $11.3 million higher in the six months ended June 30, 2003 and $4.2 million in the three months ended June 30, 2003 compared to the same periods in 2002. LNC Financing for the six and three month periods of 2002 included investment income of $14.1 million and $6.3 million, respectively, from the proceeds of the sale of LNC's reinsurance business to Swiss Re. During 2002, the proceeds were reduced by the repurchase of LNC stock and various financing activities. In December of 2002, the remaining proceeds were allocated to LNC's business units, primarily the Lincoln Retirement and Life Insurance segments. Excluding the investment income from the Swiss Re proceeds, LNC's financing costs declined due to lower interest rates and changes in LNC's debt structure, including the elimination of the outstanding commercial paper balance in the U.K. in the second quarter of 2002.

Other Corporate
Other Corporate had an improvement of $0.5 million in the first half of 2003 and a decrease of $4.1 million in the second quarter of 2003 compared to the same periods in 2002. In 2002, certain overhead expenses were not allocated to the business segments, but were reported within Other Corporate. There were various other accruals during the second quarter of 2002 that did not recur in 2003.

Amortization of Deferred Gain
The amortization of the deferred gain on the indemnity reinsurance transfer of LNC's reinsurance business to Swiss Re was lower for the six and three month periods ended June 30, 2003 compared to the same periods in 2002. Adjustments to the deferred gain resulting from the settlement with Swiss Re were recorded in the fourth quarter of 2002 resulting in lower amortization in 2003. In addition, in the first quarter of 2002, accelerated amortization of $1.3 million was recognized due to the novation of certain Canadian business to Swiss Re.

Critical Accounting Policy - Personal Accident and Disability Income
Reserves
In the second quarter of 2002, LNC recognized a loss of $14.4 million resulting from an adjustment to certain reserves for disability income business sold to Swiss Re. There were no adjustments in 2003. Refer to Management's Discussion and Analysis of LNC's annual report on Form 10-K for the year ended December 31, 2002, for a detailed discussion of this critical accounting policy.


CONSOLIDATED INVESTMENTS

(in billions)                           June 30,       Dec 31,     June 30,
                                          2003          2000         2002
---------------------------------------------------------------------------
Assets Managed by Advisor
Investment Management Segment (1):
External Assets                            $52.4         $46.5        $48.7
Insurance Assets                            43.9          41.1         38.5
Lincoln UK                                   6.7           6.4          6.7
Within Business Units (Policy Loans)         1.9           1.9          1.9
By Non-LNC Entities                         22.5          20.0         23.7
                                         -------       -------     --------
Total Assets Managed                      $127.4        $115.9       $119.5

Total Invested Assets                      $42.6         $40.0        $37.2



                                            Six Months Ended   Three Months Ended
                                                June 30,            June 30,
(in millions)                                2003      2002      2003      2002
---------------------------------------------------------------------------------
Net Investment Income (pre-tax)          $1,314.9  $1,312.2    $660.2    $657.4
Adjusted Net Investment Income
(pre-tax) (2)                             1,318.4   1,315.7     662.0     659.4

Mean Invested Assets
(cost basis, in billions)                   $40.7     $38.2     $41.0     $38.2

Investment Yield (ratio of adjusted net
investment income to mean invested assets)  6.49%     6.89%     6.46%     6.90%

(1) See Investment Management segment data for additional detail.

(2) Includes tax-exempt income on a tax equivalent basis.


The total investment portfolio increased $2.6 billion in the first six months of 2003 from December 31, 2002, resulting from purchases of investments from cash flow generated by the business segments and an increase in the fair value of securities available-for-sale.

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

The quality of LNC's fixed maturity securities portfolio, as measured by the percentage of fixed maturity securities invested in various ratings categories relative to the entire fixed maturity security portfolio, as of June 30, 2003 was as follows:

Treasuries and AAA   19.5%             BBB             35.9%
AA                    5.6%              BB              3.9%
A                    32.4%    Less than BB              2.7%

The ratings data listed above have been determined by using the lowest of all publicly available ratings assigned to a particular fixed maturity security. If no public ratings exist, a rating is assigned based upon LNC's analysis of the inherent risks of the individual security.

As of June 30, 2003 and December 31, 2002, $2.3 billion, or 6.6%, and $2.1 billion, or 6.6%, respectively, of all fixed maturity securities were invested in below investment grade securities (less than BBB). This represents 5.5% and 5.3% of the total investment portfolio at June 30, 2003 and December 31, 2002, respectively. When viewed on a cost basis, below investment grade securities held at June 30, 2003 and December 31, 2002 represented 7.5% and 8.4%, respectively, of fixed maturity securities. The rally in the credit markets continued through the second quarter of 2003 resulting in below investment grade securities, when measured on a market value basis, remaining at level consistent with December 31, 2002. When measured on cost basis, below investment grade securities showed a decrease from December 31, 2002 levels which resulted from asset sales, impairments and maturities.

LNC's fixed maturity securities include residential and commercial mortgage-backed securities. Given that LNC's current product mix reflects an emphasis on fixed products, LNC has been relatively conservative in its asset allocation to residential mortgage-backed securities. LNC manages its prepayment risk on residential mortgage-backed securities by prudently limiting the portion of its fixed maturity portfolio that is invested in the asset class, by generally avoiding the purchase of securities with a cost that significantly exceeds par and by purchasing securities with no more prepayment sensitivity than the underlying collateral. LNC's investments in residential mortgage-backed securities at June 30, 2003 and December 31, 2002 totaled $2.5 billion and $3.1 billion, respectively, representing 5.9% and 7.8% of total invested assets, respectively. Investments in commercial mortgage-backed securities at June 30, 2003 and December 31, 2002 totaled $2.2 billion and $1.8 billion, respectively, representing 5.2% and 4.5%, respectively.

The fair value of all private securities was $4.9 billion and $4.6 billion at June 30, 2003 and December 31, 2002, respectively, representing about 11.5% of total invested assets for both periods. This excludes section 144 registered securities, which have fair values that are readily available for these publicly-traded securities.

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

During the six and three months ended June 30, 2003, LNC sold securities at gains and at losses. In the process of evaluating whether a security with an unrealized loss reflects an other than temporary decline, LNC considers its ability and intent to hold the security until its value recovers. However, subsequent decisions on securities sales are made within the context of overall risk monitoring, assessing value relative to other comparable securities and overall portfolio maintenance. Although LNC's portfolio managers may, at a given point in time, believe that the preferred course of action is to hold securities with unrealized losses that are considered temporary until such losses are recovered, the dynamic nature of portfolio management may result in a subsequent decision to sell. These subsequent decisions are consistent with the classification of LNC's investment portfolio as available-for-sale. LNC expects to continue to manage all invested assets within its portfolios in a manner that is consistent with the available-for-sale classification. LNC is also considering whether to reclassify certain invested assets associated with reinsurance agreements as trading account assets. See discussion under "Accounting for Modified Coinsurance" for more information.

Critical Accounting Policy - Realized Gain (Loss) on Investments Sales and Write-downs: LNC had net pre-tax realized losses on investments and derivatives of $94.1 million and $184.4 million for the six months ended June 30, 2003 and 2002, respectively, and $2.7 million and $81.1 million for the three months ended June 30, 2003 and 2002, respectively.

Prior to the amortization of acquisition costs, provision for policyholder commitments and investment expenses, net pre-tax realized losses were $172.3 million and $269.7 million for the six months ended June 30, 2003 and 2002, respectively, and $14.4 million and $119.9 million for the three months ended June 30, 2003 and 2002, respectively.

Gross realized gains on fixed maturity and equity securities were $124.9 million and $86.7 million, and gross realized losses on fixed maturity and equity securities were $256.9 million and $99.2 million for the six and three months ended June 30, 2003, respectively. The realized gains and losses exclude realized gains and losses on equity securities related to participating policies in the Lincoln UK segment. These realized gains and losses were credited to the policyholder and did not affect LNC's net income. Included within losses are write-downs for impairments of $174.1 million and $36.8 million in the six and three months ended June 30, 2003, respectively.

While realized losses from sales and write-downs occurred in a number of sectors, approximately 61% of gross losses for the six months ended June 30, 2003, excluding the losses on equity securities in the Lincoln UK segment described above, were attributed to losses on sales and write-downs in airlines, electric utilities and asset-backed securities ("ABS") including ABS investments collateralized by manufactured housing receivables, as well as Collateralized Debt Obligations (CDOs). In the second quarter of 2003, approximately 36% of the gross losses were attributed to losses on sales and write-downs in ABS, mainly from CDOs, and electric utilities. The remaining gross realized losses were distributed among several sectors and industries, none of which represented more than 10% of total gross realized losses. The following discussion provides details relating to gross realized losses taken during the first six months and second quarter of 2003 in these sectors.

LNC's exposure to the airline sector is primarily equipment trust certificates (ETCs) and enhanced equipment trust certificates (EETCs). Aircraft owned or operated by domestic air carriers collateralize these securities. The war in Iraq, continued weak economic data, intense competition in the industry and the sale of several aircraft by one domestic carrier all put downward pressure on valuations of securities issued by domestic carriers. The sale of aircraft in the first half of 2003 provided a market-clearing price for used aircraft at levels lower than what the market had previously anticipated. This resulted in a re-evaluation of the underlying collateral in ETC and EETC structures.
The combination of these factors, along with increased concerns reflected in the market relating to the potential bankruptcy filing for AMR Corporation, resulted in a $48.6 million write-down on AMR
Corporation's ETCs to current market fair value in the first quarter of 2003. There were no further losses reported on AMR in the second quarter of 2003. The change in valuation of the underlying aircraft and continued economic pressures on the sector also led to additional write-downs of UAL Corporation's ETCs/EETCs of $8.9 million and $3.3 million during the six and three months ended June 30, 2003, respectively.

Electric utility sector losses were taken on selected issuers whose securities had not recovered with the rest of the electric utility issues in the market. The deterioration of these securities, along with a lack of improvement of the underlying credit, led to the determination that these securities were other than temporarily impaired. Losses taken in this sector totaled $40.5 million in the first six months of 2003 and $15.8 million in the second quarter of 2003.

ABS secured by manufactured housing receivables have experienced deterioration in value, following the bankruptcy filing of a major servicer in the industry. This servicer was granted changes to the existing servicing agreements by the bankruptcy court. Servicing fees were increased and were moved to a more senior position in the capital structure. For those securities where the subordination was not at levels high enough to withstand this increase in fees without impairing value, write-downs of $14.1 million were recorded during the six months ended June 30, 2003, all of which occurred in the first quarter of 2003.

Deterioration in the underlying collateral pools of other ABS investments during the first six months of 2003 led to decreased expectations of future cash flows. As a result, additional losses of $43.5 million and $20.0 million, respectively, on various ABS holdings, including CDOs, were also recorded during the six and three months ended June 30, 2003. Sales and write-downs have reduced LNC's CDO exposure from 1.6% of invested assets at December 31, 2002 to 1.3% of LNC's invested assets at June 30, 2003 as measured on a cost basis, with over
90% of the CDOs remaining investment grade.   The unrealized loss
position on the CDO portfolio has been reduced to approximately $26 million. Any further deterioration or additional realized losses in the CDO portfolio will depend on economic factors such as economic growth, corporate profitability and future asset default rates. Cash flow testing of the CDO portfolio as required under EITF 99-20 supports the conclusion that these unrealized losses are temporary. A full recovery of principal and interest is expected under the current economic environment.

Following the strong rally in the credit markets that extended through the second quarter 2003, especially in the higher risks sectors of the market, several securities were liquidated in order to reposition the below investment grade and investment grade investments within selected portfolios. The sale of these higher risk securities resulted in a reduction of below investment grade securities as well as a repositioning of our investment grade holdings. Gross realized losses of $15.8 million in the electric utility sector as well as losses in industrials, pipelines, sovereigns and other sectors contributed to gross realized losses on sold securities of $63.9 million. Other than the losses discussed above, no sector or industry contributed more than $10 million to realized losses for the quarter. Both gains and losses were realized as a result of this asset repositioning.

For additional information regarding LNC's process for determining whether declines in fair value of securities available-for-sale are other than temporary, see the discussion in LNC's Form 10-K for the year ended December 31, 2002 under "Critical Accounting Policy Write-Downs and Allowances for Losses."

Unrealized Gains and Losses: When considering unrealized gain and loss information, it is important to realize that the information relates to the status of securities at a particular point in time, and may not be indicative of the status of LNC's investment portfolios subsequent to
the balance sheet date.   Further, since the timing of the recognition
of realized investment gains and losses through the selection of which securities are sold is largely at management's discretion, it is important to consider the information provided below within the context of the overall unrealized gain or loss position of LNC's investment portfolios. These are important considerations that should be included in any evaluation of the potential impact of unrealized loss securities
upon LNC's future earnings.   LNC had an overall net unrealized gain
(after the amortization of acquisition costs, provision for policyholder commitments, investment expenses and taxes) on securities available-for-sale under FAS 115 of $1,117.8 million and $753.3 million at June 30, 2003 and December 31, 2002, respectively.

At June 30, 2003 and December 31, 2002, gross unrealized gains on securities available-for-sale were $3,405.1 million and $2,402.5 million, respectively, and gross unrealized losses on securities available-for-sale were $294.4 million and $735.4 million, respectively. At June 30, 2003, gross unrealized gains and gross unrealized losses on fixed maturity securities available-for-sale were $3,382.9 million and $285.3 million, respectively, and gross unrealized gains and losses on equity securities available-for-sale were $22.1 million and $9.1 million, respectively. At December 31, 2002, gross unrealized gains and gross unrealized losses on fixed maturity securities available-for-sale were $2,355.3 million and $690.9 million, respectively, and gross unrealized gains and losses on equity securities available-for-sale were $47.2 million and $44.5 million, respectively.

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

For traded and private securities held by LNC at June 30, 2003 that were subject to enhanced analysis and monitoring for potential changes in unrealized loss status, the fair value, amortized cost, unrealized loss and total time period that the security has been in an unrealized loss position are presented in the table below.



Unrealized Losses - Available-for-Sale Securities
Subject to Enhanced Analysis and Monitoring
June 30, 2003

                                                                         %                             %
                                            % Fair     Amortized     Amortized     Unrealized     Unrealized
(000s omitted)               Fair Value      Value       Cost          Cost           Loss           Loss
------------------------------------------------------------------------------------------------------------
<= 90 days                      $45,692      17.1%      $48,095        14.5%        $(2,403)         3.8%
> 90 days but <= 180 days        41,135      15.4        50,132        15.2          (8,997)        14.1
> 180 days but <= 270 days       59,818      22.4        69,974        21.2         (10,156)        15.9
> 270 days but <= 1 year         10,595       4.0        10,595         3.2              --           --
> 1 year                        109,616      41.1       151,757        45.9         (42,141)        66.2
                               -----------------------------------------------------------------------------
Total                          $266,856     100.0%     $330,553       100.0%       $(63,697)       100.0%
                               =============================================================================

LNC has no concentrations of issuers or guarantors of fixed maturity and equity securities. The composition by industry categories of securities subject to enhanced analysis and monitoring for potential changes in unrealized loss status held by LNC at June 30, 2003 is presented in the table below.



Unrealized Losses by Industry Sector - Available-for-Sale Securities
Subject to Enhanced Analysis and Monitoring
June 30, 2003

                                                                                                      %
                                            % Fair     Amortized   % Amortized     Unrealized     Unrealized
(000s omitted)               Fair Value      Value       Cost          Cost           Loss           Loss
------------------------------------------------------------------------------------------------------------
Electric Utility               $78,281       29.3%     $104,371        31.6%        $(26,090)        41.0%
Asset-Backed Securities         83,516       31.3       100,504        30.4          (16,988)        26.7
Chemicals                       21,000        7.9        30,000         9.1           (9,000)        14.1
Media Cable                     18,466        6.9        24,424         7.4           (5,958)         9.3
Airlines                         7,062        2.7         9,836         3.0           (2,774)         4.4
Consumer Non-Cyclical            7,488        2.8         9,386         2.8           (1,898)         3.0
CMBS                             7,368        2.8         7,904         2.4             (536)         0.8
Consumer Cyclical                  625        0.2           769         0.2             (144)         0.2
Oil Field Services               8,375        3.2         8,509         2.6             (134)         0.2
Consumer Services Cyclical       5,947        2.2         6,064         1.8             (117)         0.2
Textile                          8,617        3.2         8,672         2.6              (55)         0.1
Other                           20,111        7.5        20,114         6.1               (3)          --
                            ----------  ----------   ----------   ----------    ------------    ----------
Total                         $266,856      100.0%     $330,553       100.0%        $(63,697)       100.0%
                            ==========  ==========   ==========   ==========    ============    ==========



At June 30, 2003 and December 31, 2002, about 28% and 9%, respectively, of the traded and private securities held that were subject to enhanced analysis and monitoring for potential changes in unrealized loss status were rated as investment grade. The range of maturity dates for these securities varies, with about 35% of these securities maturing between 5 and 10 years, about 43% maturing in greater than 10 years and the remaining securities maturing in less than 5 years.

Unrealized Loss on All Below-Investment-Grade Fixed Maturity Securities:
Gross unrealized losses on all below-investment-grade securities were $168.4 million at June 30, 2003, representing 58.9% of total gross unrealized losses on all available-for-sale securities, excluding the available-for-sale securities in the Lincoln UK segment. Generally, below-investment-grade fixed maturity securities are more likely than investment-grade securities to develop credit concerns. The remaining $117.3 million or 41.1% of the gross unrealized losses relates to investment grade available-for-sale securities. The ratios of market value to amortized cost reflected in the table below are not necessarily indicative of the market value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of these ratios subsequent to June 30, 2003.



Unrealized Losses
Below-Investment-Grade Fixed Maturity Securities
June 30, 2003

Aging Category (000s omitted)  Bk Mkt Ratio        Fair Value          Amortized Cost      Unrealized Loss
------------------------------------------------------------------------------------------------------------
<=90 days                      70% to 100%           $246,551                $256,718             $(10,167)
                               40% to 70%               1,425                   3,360               (1,935)
                               Below 40%                   --                     173                 (173)
                                                -----------------------------------------------------------
<=90 days Total                                       247,976                 260,251              (12,275)

>90 days but <=180 days        70% to 100%             18,028                  19,185               (1,157)
                               40% to 70%                 300                     500                 (200)
                               Below 40%                   --                      --                   --
                                                -----------------------------------------------------------
>90 days but <=180 days Total                          18,328                  19,685               (1,357)

>180 days but <=270 days       70% to 100%            213,415                 241,683              (28,268)
                               40% to 70%               1,350                   2,252                 (902)
                               Below 40%                   42                     107                  (65)
                                                -----------------------------------------------------------
>180 days but <=270 days Total                        214,807                 244,042              (29,235)

>270 days but <=1 year         70% to 100%            110,912                 128,176              (17,264)
                               40% to 70%               9,989                  14,270               (4,281)
                               Below 40%                   --                      --                   --
                                                -----------------------------------------------------------
>270 days but <=1 year Total                          120,901                 142,446              (21,545)

>1 year                        70% to 100%            447,607                 508,902              (61,295)
                               40% to 70%              71,563                 114,221              (42,658)
                               Below 40%                   --                      --                   --
                                                -----------------------------------------------------------
>1 year Total                                          519,170                623,123             (103,953)
                                                -----------------------------------------------------------
Total Below-Investment-Grade                        $1,121,182             $1,289,547            $(168,365)
                                                ===========================================================


Unrealized Losses on All Securities: For total traded and private available-for-sale securities held by LNC at June 30, 2003 that are in unrealized loss status, the amortized cost, fair value, unrealized loss and total time period that the security has been in an unrealized loss position are presented in the table below.


Unrealized Losses - All Available-for-Sale Securities
June 30, 2003

                                                                                                      %
                                            % Fair     Amortized   % Amortized     Unrealized     Unrealized
(000s omitted)               Fair Value      Value       Cost          Cost           Loss           Loss
------------------------------------------------------------------------------------------------------------
<= 90 days                   $1,643,386      44.3%    $1,667,860       41.6%       $(24,474)         8.3%
> 90 days but <= 180 days       248,970       6.7        262,880        6.6         (13,910)         4.7
> 180 days but <= 270 days      521,339      14.0        569,212       14.2         (47,873)        16.3
> 270 days but <= 1 year        207,298       5.6        233,918        5.8         (26,620)         9.0
> 1 year                      1,090,925      29.4      1,272,399       31.8        (181,474)        61.7
                             -------------------------------------------------------------------------------
Total                        $3,711,918     100.0%    $4,006,269      100.0%      $(294,351)       100.0%
                             ===============================================================================


The composition by industry categories of total securities available-for-sale in unrealized loss status, held by LNC at June 30, 2003 is presented in the table below.

Unrealized Losses by Industry Sector - All Available-for-Sale Securities June 30, 2003



                                                                                                       %
                                             % Fair     Amortized   % Amortized     Unrealized     Unrealized
(000s omitted)                Fair Value      Value       Cost          Cost           Loss           Loss
------------------------------------------------------------------------------------------------------------
Electric Utility              $393,107        10.6%     $453,901       11.3%         $(60,794)        20.7%
Airlines                       188,494         5.1       237,356        5.9           (48,862)        16.6
Banking                        370,130        10.0       410,446       10.3           (40,316)        13.7
Asset-Backed Securities        583,852        15.7       623,093       15.6           (39,241)        13.3
Sovereigns                     192,857         5.2       205,008        5.1           (12,151)         4.1
Chemicals                       55,557         1.5        66,741        1.7           (11,184)         3.8
Automotive                      96,336         2.6       106,975        2.7           (10,639)         3.6
CMBS                            69,129         1.9        79,735        2.0           (10,606)         3.6
Refining                        16,835         0.5        23,400        0.6            (6,565)         2.2
Media Cable                     23,746         0.6        29,790        0.7            (6,044)         2.1
Retailers                       43,679         1.2        49,457        1.2            (5,778)         2.0
Industrial Other                27,623         0.8        31,523        0.8            (3,900)         1.3
Pipelines                       41,993         1.1        45,010        1.1            (3,017)         1.0
Transportation Services         50,804         1.4        53,792        1.3            (2,988)         1.0
Utility Other                   27,123         0.7        29,996        0.7            (2,873)         1.0
Wirelines                       78,393         2.1        80,516        2.0            (2,123)         0.7
CMO                            156,577         4.2       158,670        4.0            (2,093)         0.7
Consumer Non Cyclical            7,488         0.2         9,386        0.2            (1,898)         0.7
Metals and Mining               56,925         1.5        58,748        1.5            (1,823)         0.6
Mortgage                        18,218         0.5        19,444        0.5            (1,226)         0.4
Media Non-Cable                 15,273         0.4        16,495        0.4            (1,222)         0.4
Food and Beverage               14,058         0.4        15,149        0.4            (1,091)         0.4
Supermarkets                    40,837         1.1        41,859        1.0            (1,022)         0.4
Industries with unrealized
losses of < $1 million         939,995        25.3       948,240       23.7            (8,245)         2.8
Lincoln UK Fixed Maturity
Securities                     186,742         5.0       191,456        4.8            (4,714)         1.6
Lincoln UK Equity Securities    16,147         0.4        20,083        0.5            (3,936)         1.3
-----------------------------------------------------------------------------------------------------------
Total                       $3,711,918       100.0%   $4,006,269      100.0%        $(294,351)       100.0%
                            ================================================================================


At June 30, 2003, the range of maturity dates for total traded and private securities available-for-sale in unrealized loss status varies, with about 18% maturing between 5 and 10 years, 45% maturing after 10 years and the remaining securities maturing in less than 5 years.

As of June 30, 2003, gross unrealized losses including assets held at Lincoln UK totaled $294.4 million, a 48% improvement over gross unrealized losses of $565.0 million at March 31, 2003. This improvement resulted from a strong recovery in market values of securities in high-risk sectors as well as sales of securities that participated in this rally. As of June 30, 2003 there were unrealized losses of $189.2 million in the electrical utility, airline, banking and ABS sectors, representing 64.3% of total unrealized losses. LNC's view of risk factors at June 30, 2003 with respect to these industries is presented below.

The electric utility sector continues to be LNC's most significant unrealized loss sector with $60.8 million of unrealized losses at June 30, 2003. During the first half of 2003, several utilities were able to complete asset sales and secure the financing needed in order to weather the trough in the energy cycle. The market is now expecting those yet to secure financing will be able to do so at terms that are palatable. The announcement in the first quarter of 2003 of the settlement between the FERC and a large energy provider relieved some of the concerns regarding the future litigation risks of all energy providers in California. With the overhang of litigation and potentially debilitating settlements mitigated, valuations of utility paper are improving. LNC believes that as the over-capacity in the market for electricity is rectified by increased economic activity and as old, inefficient power plants are taken off-line, margins should begin to revert to mid-cycle valuations. As this cycle progresses, LNC expects to see further improvement in this sector and believes that the unrealized losses in this sector are temporary.

Airline holdings ended the second quarter 2003 with an unrealized loss of $48.9 million, an improvement of $50.4 million over December 31, 2002 and $47.7 million over March 31, 2003. In contrast to the airline securities that were written down in the first quarter of 2003, the securities of relatively stronger carriers have improved in market value significantly during the second quarter. For these relatively stronger airlines, LNC believes that the unrealized loss positions at June 30, 2003 are temporary, and LNC expects an ultimate recovery of full principal and interest as these securities mature. All of LNC's airline holdings in an unrealized loss position are secured as either ETC or EETC structures. For the portion of the airline sector exposure that is invested in EETC structures, LNC holds securities that are enhanced through the liquidity facilities present in these securities and their relatively higher quality aircraft collateral pools.

The majority of unrealized loss in the banking sector is economically offset by unrealized gain in the derivative portfolio for hedging that is related to these securities. Of the $40.3 million of unrealized loss in the banking industry, $30.6 million is related to securities with offsetting derivative gains. The unrealized gain on the derivative positions relating to these securities was $45.6 million at the end of the second quarter 2003. All the underlying credits that have been swapped have an average rating of A+ and LNC does not anticipate any credit-related losses on these securities.

The asset-backed securities (ABS) exposure of the LNC portfolio ended the second quarter of 2003 with an unrealized loss of $39.2 million. Of this amount, $25.9 million relates to CDOs and $8.4 million relates to ABS secured by manufactured housing receivables. CDOs have experienced pressure due to the nature of the assets, poor collateral experience and the specific risk of downgrade for individual tranches held by LNC. LNC has performed the cash flow testing required by EITF 99-20 and, based on that analysis, anticipates full recovery of principal and interest. As a result, these unrealized losses are considered temporary.

ABSs secured by manufactured housing receivables have experienced deterioration in value following the bankruptcy filing of a major servicer in the industry. This servicer was granted changes to the existing servicing agreements by the bankruptcy court. Servicing fees were increased and were moved to a more senior position in the capital structure. For those securities that were adversely affected by this change, LNC recorded write-downs in the first six months of 2003. Where LNC held positions that are not believed to be affected by the change in fee structure, LNC expects to fully recover principal and interest.

Unrealized Loss on Fixed Maturity Securities Available-for-Sale in Excess of $10 million: As of June 30, 2003, LNC held fixed maturity securities available-for-sale with gross unrealized losses of $10 million, or greater, as discussed below. At June 30, 2003 there were no investment grade securities with gross unrealized losses of $10 million or greater.


Fixed Maturity Securities
Unrealized Losses Greater Than $10 million
June 30, 2003
                                                             Amortized   Unrealized     Length of Time
(000s Omitted)                                  Fair Value     Cost         Loss      in a Loss Position
--------------                                  -------------------------------------------------------------
             Non-Investment-Grade
             --------------------
Power Generation Project Finance                   $33,750    $45,000   $(11,250)   >180 days but <=270 days
U.S. Utility Company                                30,943     52,112    (21,169)           >1 year
U.S. Based International Airline                    52,663     73,242    (20,579)           >1 year
U.S. Based International Airline                    51,964     65,473    (13,509)           >1 year
                                                  ------------------------------
Total Non-Investment Grade                        $169,320   $235,827   $(66,507)
                                                  ==============================


The information presented above is subject to rapidly changing conditions. As such, LNC expects that the level of securities with overall unrealized gains and losses will fluctuate, as will the level of unrealized loss securities that are subject to enhanced analysis and monitoring.

Mortgage Loans on Real Estate: As of June 30, 2003, mortgage loans on real estate and investments in real estate represented 10.1% and 0.6% of LNC's total investment portfolio, respectively. As of June 30, 2003, the underlying properties supporting the mortgage loans on real estate consisted of 38.7% in commercial office buildings, 22.4% in retail stores, 17.9% in industrial buildings, 10.0% in apartments, 7.4% in hotels/motels and 3.6% in other. In addition to the dispersion by property type, the mortgage loan portfolio is geographically diversified throughout the United States.

The following summarizes key information on mortgage loans:

                                                       June 30    December 31
          (in millions)                                   2003           2002
         --------------                               --------    -----------
Total Portfolio (net of reserves)                     $4,314.3       $4,205.5
Impaired mortgage loans                                  $75.5          $72.3
Impaired mortgage loans as a percentage
of total mortgage loans                                    1.7%           1.7%
Mortgage loans two or more payments
delinquent (including in process of foreclosure)         $33.3           $1.9
Restructured loans in good standing                        3.4            4.6
Reserve for mortgage loans                               $12.1          $11.9

All mortgage loans that are impaired have an established allowance for credit loss. Changing economic conditions impact LNC's valuation of mortgage loans. Current market data, such as local vacancy, rental, discount and capitalization rates, are incorporated into the discounted cash flow analysis that LNC performs for monitored loans and may contribute to the establishment of (or an increase in) an allowance for credit losses. In addition, LNC continues to monitor its entire commercial mortgage portfolio to identify risks. Areas of current emphasis are the hotel mortgage loan portfolio and retail, office and industrial properties anchored by deteriorating credits or experienced debt coverage reduction. Where warranted, LNC has established or increased loss reserves based upon this analysis. Impaired mortgage loans as a percentage of total mortgage loans at June 30, 2003 have increased over the last year as a result of increased credit losses in the sectors noted above, but has remained at a level consistent with December 31, 2002. This percentage was 1.7%, 1.7%, 0.6%, 0.5%, 0.6%,
0.8%, 1.1%, 1.9% and 3.9% as of June, 30, 2003, December 31, 2002, 2001,
2000, 1999, 1998, 1997, 1996 and 1995, respectively.

Fixed maturity securities available-for-sale, mortgage loans on real estate and real estate that were non-income producing for the six and three months ended June 30, 2003 were not significant. As of June 30, 2003 and December 31, 2002, the fair value of non-income producing securities was $82.3 million and $37.3 million, respectively.

Net Investment Income
Net investment income was flat in the six and three months ended June 30, 2003 when compared with the same periods of 2002. The overall yield on investments decreased to 6.49% from 6.89% for the six months ended June 30,
2003 compared to the same period in 2002.   The decrease in the yield was
primarily due to lower interest rates on new securities purchased along with additional security defaults during the last year. Mean invested assets increased 6.5% for the six months ended June 30, 2003 compared to the first six months of 2002. This increase was due primarily to positive fixed annuity flows and new life insurance business generated over the last year.


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

The consolidated statements of cash flows in the June 30, 2003 unaudited consolidated financial statements indicates that operating activities provided cash of $399.7 million during the first six months of 2003. This statement also classifies the other sources and uses of cash by investing activities and financing activities and discloses the total amount of cash available to meet LNC's obligations.

Although LNC generates adequate cash flow to meet the needs of its normal operations, periodically LNC may issue debt or equity securities to fund internal expansion, acquisitions, investment opportunities and the retirement of LNC's debt and equity.

In July 2001, the LNC Board authorized the repurchase of $500 million of LNC's securities. On August 8, 2002, the LNC Board authorized the repurchase of up to an additional $600 million of LNC securities. The remaining amount under the combined repurchase authorization at June 30, 2003 was $675.1 million.

On June 24, 2003 LNC announced plans to redeem the $200 million 7.40% TOPrS issued by Lincoln Capital III and guaranteed by LNC. The redemption date was July 24, 2003. A loss of $3.6 million related to unamortized issuance costs will be reported in the third quarter of 2003 related to the redemption.

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

A key component of managing LNC's overall liquidity and capital position is managing the capital of LNC's insurance subsidiaries. The level of capital maintained in the domestic insurance subsidiaries is subject to the requirements of the NAIC's risk based capital ("RBC"). While maintaining capital within the requirements of the NAIC RBC formula is a primary focus, LNC actively monitors similar capital quality measures produced by the rating agencies. These models are subject to adjustment from time-to-time and, together with potential NAIC RBC adjustments, could impact LNC's ongoing capital and liquidity management.

As of June 30, 2003, LNC's senior debt ratings were Moody's at A3 ("Upper Medium Grade"), Standard and Poor's at A- ("Strong"), Fitch at A ("Strong") and A.M. Best at "a" ("Strong"), and LNC's commercial paper ratings included Moody's at P-2 ("Strong"), Standard and Poor's at A-2 ("Satisfactory") and Fitch at F-1 ("Very Strong"). Although there are less investors for A-2/P-2 commercial paper and there are periods in which there is weak investor interest in A-2/P-2 commercial paper, through June 30, 2003, liquidity has not been adversely impacted. LNC can draw upon alternative short-term borrowing facilities such as revolving bank lines of credit.

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

Total shareholders' equity increased $468.5 million during the six months ended June 30, 2003. Accumulated other comprehensive income increased shareholders' equity by $381.6 million. The components of the changes to accumulated other comprehensive income were: $365.0 million related to the increase in the net unrealized gain on securities available-for-sale and derivative instruments, $17.5 million related to a change in the accumulated foreign exchange adjustment, and a decrease of $0.9 million related to the effect of foreign currency changes on the minimum pension liability adjustment. Excluding changes due to other comprehensive income, shareholders' equity increased $86.9 million. This increase is due to $184.3 million of net income, $8.1 million from the issuance/forfeiture of common stock under benefit plans and a $15.4 million net increase to additional paid-in to record stock-based compensation and decreases due to $120.9 million from the declaration of dividends to shareholders.

Contingencies

Refer to Note 5 to the June 30, 2003 unaudited consolidated financial statements for information regarding contingencies.

Item 3  Quantitative and Qualitative Disclosure of Market Risk
------

LNC provided a discussion of its market risk in Item 7A of its 2002 Annual Report on Form 10-K for the year ended December 31, 2002. During the first six months of 2003, there was no substantive change to LNC's market risk except for the items noted below:

Interest Rate Risk - Falling Rates.

As discussed in the Quantitative and Qualitative Disclosures About Market Risk section of LNC's annual report on Form 10-K for the year ended December 31, 2002, interest spreads would be at risk on LNC's fixed annuity and interest-sensitive whole life, universal life and fixed portion of variable universal life insurance policies if interest rates continued to fall and remained lower for a period of time. The following table provides detail on the difference between interest crediting rates and minimum guaranteed rates as of June 30, 2003. For example, at June 30, 2003, there are $5.276 billion of combined Retirement and Life Insurance account values where the excess of the
crediting rate over contract minimums is between 1.01% and 1.50%.   The
analysis presented below ignores any non-guaranteed elements within the life insurance products such as cost of insurance or expense loads which, for many products, may be redetermined in the event that interest margins deteriorate below the level that would cause the credited rate to equal the minimum guaranteed rate.


                                               Excess of Crediting Rates over Contract Minimums
                                            -----------------------------------------------------
As of June 30, 2003 (in millions)             Retirement       Life        Total           %
----------------------------------          --------------  ----------  -----------  ------------
CD and On-Benefit type annuities                  $4,577         $--        $4,577       14.6%

Discretionary rate setting products*
No difference                                      6,226       1,569         7,795       24.8%
up to .1%                                            372          --           372        1.2%
..11% to .20%                                         102         110           212        0.7%
..21% to .30%                                          92          --            92        0.3%
..31% to .40%                                         132         991         1,123        3.6%
..41% to .50%                                       5,377          38         5,415       17.3%
..51% to .60%                                         537          --           537        1.7%
..61% to .70%                                          55          59           114        0.4%
..71% to .80%                                         133         495           628        2.0%
..81% to .90%                                          89         111           200        0.6%
..91% to 1.0%                                       1,524       1,050         2,574        8.2%
1.01% to 1.50%                                       590       4,686         5,276       16.8%
1.51% to 2.00%                                       803       1,226         2,029        6.5%
2.01% to 2.50%                                       230         148           378        1.2%
2.51% to 3.00%                                        22          18            40        0.1%
3.01% and above                                        3          --             3        0.0%
----------------------------------          --------------  ----------  -----------  ------------
Total Discretionary rate setting products         16,287      10,501        26,788       85.4%
----------------------------------          --------------  ----------  -----------  ------------

Grand Total                                      $20,864     $10,501       $31,365      100.0%
                                            ==============  ==========   ==========  ============


Equity Market Exposures.

See the discussion captioned Third Quarter 2003 Guidance for the Estimated Effect of Equity Market Volatility for updated guidance for the estimated effect of equity market volatility.

The following is a discussion of changes to LNC's derivative positions.

Derivatives
As discussed in Note 7 to the consolidated financial statements for the year ended December 31, 2002, LNC has entered into derivative transactions to reduce its exposure to fluctuations in interest rates, the risk of changes in liabilities indexed to LNC stock, credit risk and foreign exchange risk. In addition, LNC is subject to risks associated with changes in the value of its derivatives; however, such changes in value are generally offset by changes in the value of the items being hedged by such contracts. Modifications to LNC's derivative strategy are initiated periodically upon review of the Company's overall risk assessment. During the first six months of 2003, the more significant changes in LNC's derivative positions are as follows:

1. Entered into 1.1 billion notional of interest rate cap agreements that are used to hedge its annuity business against the negative impact of a significant and sustained rise in interest rates. A total of 0.2 billion notional expired resulting in a total remaining 2.1 billion notional. The expiration in notional resulted in no gain or loss.

2. Decreased its use of swaptions that are used to hedge its annuity business against the negative impact of a significant and sustained rise in interest rates from 180.0 million notional to 30.0 million notional. The decrease in notional is a result of expirations and resulted in no gain or loss.

3. Entered into interest rate swap agreements hedging floating rate bond coupon payments in the amount of 40.0 million notional. A total of 13.6 million notional expired resulting in a total remaining 455.5 million notional. These interest rate swap agreements convert floating rate bond coupon payments into a fixed rate of return. No gain or loss was recognized as a result of the expirations.

4. Entered into foreign exchange forward contracts in the amount of 53.0 million notional that are hedging the foreign currency exposure of a portion of LNC's investment in its Lincoln UK subsidiary. A total of
   54.9 million notional expired resulting in a total remaining 41.1 million notional. No gain or loss was recognized as a result of the expirations.

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

Item 4 -- Controls and Procedures
------

LNC maintains disclosure controls and procedures, which are designed to ensure that information required to be disclosed in the reports it files or submits under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

An evaluation of the effectiveness of LNC's disclosure controls and procedures as of June 30, 2003 was conducted under the supervision and with the participation of LNC's Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the LNC's Chief Executive Officer and Chief Financial Officer have concluded that LNC's disclosure controls and procedures were adequate and designed to ensure that material information relating to LNC and its consolidated subsidiaries would be made known to the Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the periods when periodic reports under the Exchange Act are being prepared.

Furthermore, there has been no change in the LNC's internal control over financial reporting, identified in connection with the evaluation of such control, that occurred during LNC's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, LNC's internal control over financial reporting. Refer to the Certifications by the Company's Chief Executive Officer and Chief Financial Officer filed as exhibits to this report.


PART II - OTHER INFORMATION AND EXHIBITS

Items 1, 2, 3, 4 and 5 of this Part II are either inapplicable or are answered in the negative and are omitted pursuant to the instructions to
Part II.

Item 4  Submission of Matters to a Vote of Security Holders

(a) The matters discussed below were submitted to and voted on by Shareholders of the Registrant at the Annual Meeting of Shareholders of the Registrant on May 8, 2003.

1. To elect four directors for three year terms

Jenne K. Britell                         M. Leanne Lachman
  Votes cast for   = 149,900,171           Votes cast for   = 148,171,078
  Votes withheld   =   4,435,208           Votes withheld   =   6,164,321

Ron J. Ponder                            Jill S. Ruckelshaus
  Votes cast for   = 151,772,215           Votes cast for   = 151,416,370
  Votes withheld   =   2,563,184           Votes withheld   =   2,919,029

Item 6  Exhibits and Reports on Form 8-K

(a) The following Exhibits of the Registrant are included in this report.

(Note: The number preceding the exhibit corresponds to the specific number within Item 601 of Regulation S-K.)

10 (a) Agreement, Waiver and General Release Agreement between Lorry J. Stensrud and The Lincoln National Life Insurance Company on behalf of itself and Lincoln National Corporation, their affiliates and subsidiaries, dated July 7, 2003

12 Historical Ratio of Earnings to Fixed Charges

21 List of Subsidiaries of LNC

31 Additional Exhibit - Section 302 Certifications

32 Additional Exhibit - Section 906 Certifications


(b) Reports on Form 8-K

During the three months ended June 30, 2003, the following Current Reports on Form 8-K were filed or furnished by LNC:

1. Form 8-K dated May 9, 2003 under item 9 furnishing the Statistical Supplement for the quarter ended March 31, 2003.

2. Form 8-K dated June 6, 2003 under Item 5 containing a press release dated June 6, 2003, announcing the combination of life and annuity businesses into a single operating unit and related matters.


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


LINCOLN NATIONAL CORPORATION

By /S/ Richard C. Vaughan
   ----------------------
Richard C. Vaughan,
Executive Vice President and
Chief Financial Officer

By /S/ Casey J. Trumble
   ----------------------
Casey J. Trumble,
Senior Vice President and Chief
Accounting Officer

Date   August 8 , 2003


LINCOLN NATIONAL CORPORATION
Exhibit Index for the Report on Form 10-Q for the Quarter Ended June 30, 2003

Exhibit Number                Description                         Page Number
--------------                -----------                         -----------
10 (a)                        Agreement, Waiver and
                              General Release - Lorry J. Stensrud      67

12                            Historical Ratio of
                              Earnings to Fixed Charges                76

21                            List of Subsidiaries of LNC

31                            Additional Exhibit -
                              Section 302 Certifications               77

32                            Additional Exhibit -
                              Section 906 Certifications               79



Note: This is an abbreviated version of the Lincoln National Corporation Form 10-Q. Copies of the exhibits (pages XX-XX) are not attached. Copies of these exhibits are available electronically at www.sec.gov or by writing to the Corporate Secretary at Lincoln National Corporation, Centre Square, 1500 Market Street, Suite 3900, Philadelphia, Pennsylvania 19102-2112