Form 10-Q
period 2003-09-30
LINCOLN NATIONAL CORP
filed 2003-11-04
CIK 59558

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

For quarter ended September 30, 2003     Commission file number 1-6028

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

Indicate the number of shares outstanding for each issuer's classes of common stock, as of the last applicable date:

As of October 31, 2003 LNC had 177,985,844 shares of Common Stock outstanding.

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



PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
------------------------------------------------------------------------

LINCOLN NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS



                                                          September 30                      December 31
                              (000s omitted)                      2003                             2002
                              --------------                      ----                             ----
ASSETS                                                        (Unaudited)
Investments:
Securities available-for-sale, at fair value:
Fixed maturity (cost 2003 - $32,896,159;
2002 - $31,103,146)                                        $35,383,944                      $32,767,465
Equity (cost 2003 - $223,286;
2002 - $334,493)                                               242,953                          337,216
Mortgage loans on real estate                                4,151,542                        4,205,470
Real estate                                                    249,754                          279,702
Policy loans                                                 1,910,467                        1,945,626
Derivative instruments                                          84,671                           86,236
Other investments                                              400,014                          378,136
                                                           -----------                      -----------

Total Investments                                           42,423,345                       39,999,851
Cash and invested cash                                       1,960,591                        1,690,534
Property and equipment                                         237,258                          242,135
Deferred acquisition costs                                   2,919,363                        2,970,866
Premiums and fees receivable                                   306,483                          212,942
Accrued investment income                                      560,228                          536,720
Assets held in separate accounts                            41,283,406                       36,178,336
Federal income taxes                                                --                          317,726
Amounts recoverable from reinsurers                          7,537,869                        7,280,014
Goodwill                                                     1,233,685                        1,233,232
Other intangible assets                                      1,228,360                        1,291,973
Other assets                                                 1,134,874                        1,230,316
                                                           -----------                      -----------
Total Assets                                              $100,825,462                      $93,184,645

See notes to consolidated financial statements.




LINCOLN NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

-CONTINUED-

                                                          September 30                   December 31
                              (000s omitted)                      2003                          2002
                              --------------                      ----                          ----
                                                              (Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Insurance and Investment Contract Liabilities:

Insurance policy and claim reserves                        $24,185,291                   $23,558,874

Contractholder funds                                        22,530,863                    21,286,396

Liabilities related to separate accounts                    41,283,406                    36,178,336
                                                           -----------                   -----------
Total Insurance and Investment Contract Liabilities         87,999,560                    81,023,606

Federal income taxes                                            37,097                            --

Short-term debt                                                 76,500                       153,045

Long-term debt                                               1,118,489                     1,119,245
Junior subordinated debentures issued to
affiliated trusts                                              333,597                       392,658

Other liabilities                                            4,724,825                     4,171,452

Deferred gain on indemnity reinsurance                         949,032                       977,149
                                                           -----------                   -----------
Total Liabilities                                           95,239,100                    87,837,155

Shareholders' Equity:
Series A preferred stock - 10,000,000 shares authorized
(9/30/03 liquidation value - $1,484)                               634                           666

Common stock - 800,000,000 shares authorized                 1,508,056                     1,467,439

Retained earnings                                            3,281,987                     3,144,831

Accumulated Other Comprehensive Income (Loss):
Foreign currency translation adjustment                         66,989                        50,780
Net unrealized gain on securities available-for-sale           804,454                       753,272
Net unrealized gain on derivative instruments                   23,211                        28,349
Minimum pension liability adjustment                           (98,969)                      (97,847)
                                                           -----------                   -----------
Total Accumulated Other Comprehensive Income                   795,685                       734,554
                                                           -----------                   -----------
Total Shareholders' Equity                                   5,586,362                     5,347,490
                                                           -----------                   -----------
Total Liabilities and Shareholders' Equity                $100,825,462                   $93,184,645

See notes to consolidated financial statements.




LINCOLN NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

                                                                  Nine Months Ended                  Three Months Ended
                                                                    September 30                         September 30
(000s omitted, except per share amounts)                      2003                2002*           2003                 2002*
----------------------------------------                      ----                 ----           ----                  ----
                                                                     (Unaudited)                         (Unaudited)
Revenue:
Insurance premiums                                        $203,785            $216,112         $69,500               $61,993
Insurance fees                                           1,040,552           1,064,423         357,902               350,178
Investment advisory fees                                   146,755             138,660          53,218                42,893
Net investment income                                    1,979,302           1,964,568         664,435               652,363
Realized gain (loss) on investments
and derivative instruments (net of
amounts restored/(amortized) against
balance sheet accounts, Note 5)                            (75,211)           (221,208)         18,917               (36,805)
Amortization of deferred gain on
Indemnity reinsurance                                       58,217              66,924          22,006                20,723
Other revenue and fees                                     227,928             217,381          82,871                72,085
                                                       -----------          -----------    -----------           -----------
Total Revenue                                            3,581,328           3,446,860       1,268,849             1,163,430


Benefits and Expenses:

Benefits                                                 1,845,421           2,193,340         639,202               941,617
Underwriting, acquisition,
insurance and other expenses                             1,261,170           1,278,638         424,338               438,835
Interest and debt expense                                   72,922              73,143          26,621                23,688
                                                       -----------          -----------    -----------           -----------

Total Benefits and Expenses                              3,179,513           3,545,121       1,090,161             1,404,140
                                                       -----------          -----------    -----------           -----------

Income (loss) before federal income taxes                  401,815             (98,261)        178,688              (240,710)

Federal income taxes (tax benefits)                         84,211             (96,026)         45,375              (104,321)

Net Income (Loss)                                         $317,604             $(2,235)       $133,313             $(136,389)

Net Income (Loss) Per Common Share - Basic                   $1.79              $(0.01)          $0.75                $(0.75)

Net Income (Loss) Per Common Share - Diluted                 $1.77              $(0.01)          $0.74                $(0.74)

* Restated, see Note 2 - Change in Accounting Principle for more information.

See notes to consolidated financial statements.





LINCOLN NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                  Nine Months Ended September 30
                                                                   Number of Shares                             Amounts
        (000s omitted from dollar amounts)                   2003                      2002          2003                   2002*
        ------------------------------------------           ----                      ----          ----                    ----
                                                                     (Unaudited)                              (Unaudited)
Series A Preferred Stock:
Balance at beginning-of-year                               20,118                    23,034          $666                    $762
Conversion into common stock                                1,566                    (2,766)          (32)                    (91)
                                                      -----------               -----------   -----------             -----------
Balance at September 30                                    18,552                    20,268           634                     671

Common Stock:
Balance at beginning-of-year                          177,307,999               186,943,738     1,467,439               1,376,098
Conversion of series A preferred stock                     25,056                    44,256            32                      91
Issued/forfeited under benefit plans                      627,668                 2,248,218        10,138                  70,143
Additional paid-in capital - vesting of
stock options granted                                                                              38,269                  42,910
Additional paid-in capital - tax benefit on
stock options                                                                                      (7,822)                  3,729
Cancelled for acquisition of subsidiaries                      --                   (11,246)           --                    (474)
Retirement of common stock                                     --               (12,088,100)           --                 (51,064)
                                                      -----------               -----------   -----------             -----------
Balance at September 30                               177,960,723               177,136,866     1,508,056               1,441,434

Retained Earnings:
Balance at beginning-of-year                                                                    3,144,831               3,753,774
Comprehensive income                                                                              378,735                 669,539
Less other comprehensive income (loss):
Foreign currency translation adjustment                                                            16,209                  43,410
Net unrealized gain on securities available-for-sale                                               51,182                 621,856
Net unrealized gain on derivative instruments                                                      (5,138)                  5,799
Minimum pension liability adjustment                                                               (1,122)                    709
                                                                                              -----------             -----------

Net Income                                                                                        317,604                  (2,235)
Retirement of common stock                                                                             --                (423,422)
Dividends declared:
Series A preferred ($1.50 per share)                                                                  (44)                    (36)
Common stock (2003-$1.00; 2002-$0.96)                                                            (180,404)               (178,383)
                                                                                              -----------             -----------
Balance at September 30                                                                        $3,281,987              $3,149,698

* Restated, see Note 2 - Change in Accounting Principle for more information.

See notes to consolidated financial statements.



LINCOLN NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Continued)

                                                                              Nine Months Ended
                                                                                 September 30
                                                                                   Amounts
         (000s omitted from dollar amounts)                              2003                   2002*
         ----------------------------------------                        ----                   ----
                                                                                  (Unaudited)
Foreign Currency Translation Adjustment:
Accumulated adjustment at beginning-of-year                           $50,780                $(8,062)
Change during the period                                               16,209                 43,410
                                                                  -----------            -----------
Balance at September 30                                                66,989                 35,348
                                                                  -----------            -----------

Net Unrealized Gain (Loss) on
Securities Available-for-Sale:
Balance at beginning-of-year                                          753,272                195,681
Change during the period                                               51,182                621,856
                                                                  -----------            -----------
Balance at September 30                                               804,454                817,537
                                                                  -----------            -----------

Net Unrealized Gain (Loss) on Derivative Instruments:
Balance at beginning-of-year                                           28,349                 21,523
Change during the period                                               (5,138)                 5,799
                                                                  -----------            -----------
Balance at September 30                                                23,211                 27,322
                                                                  -----------            -----------

Minimum Pension Liability Adjustment:
Balance at beginning-of-year                                          (97,847)               (35,959)
Change during the period                                               (1,122)                   709
                                                                  -----------            -----------
Balance at September 30                                               (98,969)               (35,250)
                                                                  -----------            -----------
Total Shareholders' Equity at
September 30                                                       $5,586,362             $5,436,759

Common Stock at End of Quarter:
Assuming conversion of preferred stock                            178,257,555            177,461,154
Diluted basis                                                     179,883,423            178,238,520

* Restated, see Note 2 - Change in Accounting Principle for more information.

See notes to consolidated financial statements.





LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                        Nine Months Ended
                                                                                                           September 30
                   (000s omitted)                                                                   2003                   2002*
         ----------------------------------------                                                   ----                    ----
                                                                                                            (Unaudited)
Cash Flows from Operating Activities:
Net income (loss)                                                                               $317,604                $(2,235)
Adjustments to reconcile net income to net cash
(used in) provided by operating activities:
Deferred acquisition costs                                                                      (222,734)              (210,029)
Premiums and fees receivable                                                                     (93,541)              (177,159)
Accrued investment income                                                                        (23,508)                (4,700)
Policy liabilities and accruals                                                                 (158,846)               582,757
Contractholder funds                                                                             892,360                802,456
Amounts recoverable from reinsurers                                                             (225,755)              (794,083)
Federal income taxes                                                                             145,318                (44,682)
Federal income taxes paid from proceeds of disposition                                                --               (516,152)
Stock-based compensation expense                                                                  38,637                 42,700
Provisions for depreciation                                                                       59,021                 37,801
Amortization of other intangible assets                                                           71,797                 99,713
Amortization of deferred gain                                                                    (58,217)               (68,284)
Realized loss on investments and derivative instruments                                           75,211                221,208
Other                                                                                           (208,198)               332,988
                                                                                             -----------            -----------
Net Adjustments                                                                                  291,545                304,534
                                                                                             -----------            -----------
Net Cash Provided by Operating Activities                                                        609,149                302,299

Cash Flows from Investing Activities:
Securities-available-for-sale:
Purchases                                                                                     (9,394,021)           (10,277,941)
Sales                                                                                          5,318,434              5,752,146
Maturities                                                                                     2,347,790              1,859,780
Purchase of other investments                                                                 (1,306,984)              (817,819)
Sale or maturity of other investments                                                          1,407,235              1,337,630
Increase (Decrease) in cash collateral on loaned securities                                      216,680               (193,152)
Property and equipment purchases                                                                 (90,472)              (101,696)
Property and equipment sales                                                                      43,463                 77,859
Other                                                                                            271,350                (66,733)
                                                                                             -----------            -----------
Net Cash Used in Investing Activities                                                         (1,186,525)            (2,429,926)

Cash Flows from Financing Activities:
Retirement/call of junior subordinated debentures                                               (204,962)               (84,068)
Issuance of junior subordinated debentures (net of issuance costs)                               145,275                     --
Issuance of long-term debt                                                                            --                248,990
Net decrease in short-term debt                                                                  (76,545)              (230,203)
Universal life and investment contract deposits                                                3,605,972              4,031,974
Universal life and investment contract withdrawals                                            (2,004,801)            (2,753,554)
Investment contract transfers                                                                   (447,554)               115,000
Common stock issued for benefit plans                                                             10,138                 73,370
Retirement of common stock                                                                            --               (457,591)
Other liabilities - retirement of common stock                                                        --               (131,890)
Dividends paid to shareholders                                                                  (180,090)              (180,017)
                                                                                             -----------            -----------
Net Cash Provided by Financing Activities                                                        847,433                632,011
                                                                                             -----------            -----------
Net Increase (Decrease) in Cash and Invested Cash                                                270,057             (1,495,616)
Cash and Invested Cash at Beginning-of-Year                                                    1,690,534              3,095,480
                                                                                             -----------            -----------
Cash and Invested Cash at September 30                                                        $1,960,591             $1,599,864

* Restated, see Note 2 - Change in Accounting Principle for more information.

See notes to consolidated financial statements.



LINCOLN NATIONAL CORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Basis of Presentation

The accompanying consolidated financial statements include Lincoln National Corporation ("LNC") and its majority-owned subsidiaries. Through subsidiary companies, LNC operates multiple insurance and investment management businesses. The collective group of companies uses "Lincoln Financial Group" as its marketing identity. Operations are divided into four business segments. Less than majority-owned entities in which LNC has at least a 20% interest are reported on the equity basis. These unaudited consolidated statements have been prepared in conformity with accounting principles generally accepted in the United States, except that they do not contain complete notes. However, in the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the results. These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes incorporated by reference into LNC's latest annual report on Form 10-K for the year ended December 31, 2002 and the current report on Form 8-K voluntary filing of certain sections of the Annual Report filed on August 29, 2003 to reflect LNC's retroactive application of the fair value expense recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("FAS 123").

Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2003.

2. Change in Accounting Principle and New Accounting Pronouncements

Accounting for Stock Compensation. Effective January 1, 2003, LNC adopted the fair value recognition method of accounting for its stock option incentive plans under FAS 123. On December 31, 2002, the
Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation -Transition and Disclosure" ("FAS 148"), which provides alternative methods of transition for entities that change to the fair value method of accounting for stock-based employee compensation. In addition, FAS
148 amends the disclosure provisions of FAS 123 to require expanded and more prominent disclosure of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. LNC adopted the retroactive restatement method under FAS 148 which requires LNC to restate all prior periods presented to reflect stock-based employee compensation cost under the fair value accounting method in FAS 123 for all employee awards granted, modified or settled in fiscal years beginning after December 15, 1994. See LNC's Form 8-K "Voluntary filing of certain sections of the Annual Report on Form 10-K for the year ended December 31, 2002," filed on August 29, 2003 to reflect LNC's retroactive application of the fair value expense recognition provisions of FAS 123. Prior to January 1, 2003, LNC accounted for its stock option incentive plans using the intrinsic value method of accounting under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related Interpretations. No stock-based compensation cost for stock options was reflected in previously reported results.

The effect of the accounting change on net income for 2002 is as follows:

                                                                             Nine Months Ended           Three Months Ended
                                                                               September 30,                September 30,
                              (in millions except per share amounts)               2002                         2002
                                                                                   ----                         ----
Net income (loss) as previously reported                                          $28.4                      $(125.5)
Adjustment for effect of change in accounting principle
that is applied retroactively, net of tax effects                                 (30.6)                       (10.9)
                                                                               --------                       ------

Net income (loss) as adjusted                                                     $(2.2)                     $(136.4)

Per share amounts:

Earnings (loss) per common share - Basic:
Net income (loss) as previously reported                                          $0.15                       $(0.69)

Adjustment for effect of change in accounting principle
that is applied retroactively, net of tax effects                                 (0.16)                       (0.06)

Net income (loss) as adjusted                                                    $(0.01)                      $(0.75)
Earnings (loss) per common share - Diluted:
Net income (loss) as previously reported                                          $0.15                       $(0.68)

Adjustment for effect of change in accounting principle
that is applied retroactively, net of tax effects                                 (0.16)                       (0.06)
                                                                               --------                       ------
Net income (loss) as adjusted                                                    $(0.01)                      $(0.74)

Retained earnings at September 30, 2002:
Retained earnings as previously reported                                       $3,261.0

Cumulative adjustment for effect of change in accounting principle
that is applied retroactively, net of tax effects                                (111.3)
                                                                               --------

Retained earnings as adjusted                                                  $3,149.7


Although LNC did not recognize compensation expense for stock options under the intrinsic value method of accounting in accordance with APB 25, a tax benefit was recognized in additional paid-in capital for stock options that were exercised through December 31, 2002. Because LNC elected not to restate periods prior to 2000 in the adoption of FAS 123, the tax benefit for options granted after December 31, 1994 and exercised prior to January 1, 2000 had to be determined under the fair value method and then compared to the tax benefit that was previously recorded in additional paid-in capital upon exercise. As of January 1, 2000, a tax benefit was calculated under the fair value method for outstanding stock options granted after December 31, 1994 that vested prior to January 1, 2000. An adjustment of $13.7 million was made to increase additional paid-in capital and the deferred tax asset as of January 1, 2000 for the adoption of FAS 123.

Accounting for Costs Associated with Exit or Disposal Activities. In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("FAS 146"), which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Action (including Certain Costs Incurred in a Restructuring)" ("Issue 94-3"). The principal difference between FAS 146 and Issue 94-3 is that FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than at the date of an entity's commitment to an exit plan. FAS 146 is effective for exit or disposal activities after December 31, 2002. LNC adopted FAS 146 on January 1, 2003 and the adoption of the Statement will affect the timing of when an expense is recognized for restructuring activities.

Accounting for Variable Interest Entities. In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("Interpretation 46"), which requires the consolidation of variable interest entities ("VIE") by an enterprise if that enterprise has a variable interest that will absorb a majority of the VIE's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur, or both. If one enterprise will absorb a majority of a VIE's expected losses and another enterprise will receive a majority of that VIE's expected residual returns, the enterprise absorbing a majority of the losses shall consolidate the VIE. VIE refers to an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In October 2003, the FASB delayed the effective date of this Interpretation until the fourth quarter of 2003 for VIEs in which an enterprise holds a variable interest acquired before February 1, 2003. LNC expects to adopt this Interpretation prospectively with a cumulative-effect adjustment as of the end of the period ending December 31, 2003. As key guidance with respect to certain aspects of the new Interpretation is still emerging, LNC has not been able to finalize the expected effect of adoption.

Among the matters that LNC is reviewing in connection with the fourth quarter 2003 effective date is the potential application to Collateralized Debt Obligation (CDO) pools that are managed by LNC. Because the fees earned by LNC for managing these CDOs are required to be included in the analysis of expected residual returns, it is likely that such CDO pools may fall under the consolidation requirements of Interpretation 46. If the invested assets within the CDO pools and the liabilities owed by the CDO pools to the third party investors are required to be brought onto LNC's consolidated balance sheet, LNC would disclose that the CDO pool liabilities are nonrecourse to LNC.

Because the fair value of the underlying invested assets in the CDO pools is currently below amortized cost basis, if LNC is required to consolidate the CDO pools, the value of the assets recorded upon initial adoption of the new Interpretation is expected to be less than the amount of nonrecourse debt. Based upon information currently available, LNC estimates that the fair value of the CDO pool assets is about $1.2 billion and that the nonrecourse debt would be recorded at about $1.5 billion. LNC has an investment of about $22.0 million in certain of the CDO pools that it manages; at September 30, 2003 these investments had a fair value of $21.2 million. LNC does not bear the economic risk of the loss represented by the approximate $300 million difference between the value of all of the CDO pool assets and the total amount of CDO pool nonrecourse debt. Yet under this emerging guidance, at the time of adopting these new rules LNC's financial statements would not reflect the fact that it is the third party investor group, and not LNC, that bears the economic risk of these losses.

To record the difference between the value of the CDO pool assets and the CDO pool nonrecourse debt on LNC's balance sheet upon the adoption of Interpretation 46, LNC would record a charge to equity through Other Comprehensive Income for the cumulative temporary declines in underlying investment asset values and LNC would record a charge to net income equal to the declines in value of the underlying investment assets that are considered other than temporary. At December 31, LNC will complete the analysis of all of the underlying investment assets held within these CDO pools in order to determine which of these investments have experienced declines in fair value that are other than temporary.

In subsequent periods, when the underlying invested assets are sold and the proceeds are distributed to the investors, LNC would record gains associated with the extinguishment of nonrecourse debt. This reversal of the losses recorded upon the initial adoption of Interpretation 46 as the CDO pools liquidate reflects the fact that it is the third party investors, and not LNC, that ultimately bears the risk of loss from these CDO pools.

The FASB is still considering important guidance relating to these types of investment pools. Until final guidance is issued, LNC is unable to finalize its review of these matters. In addition, LNC does not currently have access to all information necessary to determine the ultimate effects of such a required consolidation, because LNC is not the trustee or the administrator of the CDO pools. Accordingly, the estimated effects of the adoption of Interpretation 46 that are discussed in the preceding paragraphs are subject to change, pending the issuance of final guidance by the FASB and LNC's obtaining the necessary information from the CDO pool trustees and administrators.

Since LNC's role of investment manager for the CDO pools does not expose LNC to risk of loss on the underlying invested assets, LNC management does not believe the accounting model imposed under Interpretation 46 is reflective of the true underlying economics for the investment manager of these types of CDO pool arrangements. However, based upon the current status of this emerging guidance, it appears that LNC will be required to apply this accounting model in order to comply with generally accepted accounting principles.

Although LNC and the industry continue to review the new rules, at the present time LNC does not believe there are other significant VIEs that would result in consolidation with LNC, beyond the managed CDO pools discussed above.

Accounting for Modified Coinsurance. In April 2003, the FASB's Derivative Implementation Group issued Statement 133 Implementation Issue No. B36 ("DIG B36") addressing the accounting for modified coinsurance agreements ("Modco") and coinsurance with funds withheld ("CFW") reinsurance agreements. This implementation guidance concluded that Modco and CFW agreements contain embedded derivatives that must be accounted for separately from the underlying reinsurance agreements. In conjunction with the initial application of these new rules, companies that have ceded business and are holding invested assets under these types of reinsurance arrangements may reclassify available for sale invested assets to trading account classification, where such securities relate to the embedded derivatives in the reinsurance agreements.

The effective date for implementation of DIG B36 for LNC is the October 1, 2003 start date of the fourth quarter. Upon adoption, LNC will record the fair value of the applicable embedded derivatives in net income as a cumulative effect of a change in accounting. The new rules do not provide guidance with respect to a number of key implementation matters, presenting LNC and the life insurance industry with several challenging decisions and numerous alterative interpretations as to the application of the new rules. Accordingly, LNC is currently evaluating alternative interpretations that could affect the amounts recorded at the time of adoption as well as the way changes in the fair values of invested assets and embedded derivatives associated with these reinsurance agreements will be reflected within LNC's financial statements on an ongoing basis.

Among the matters LNC is currently evaluating is how to characterize the embedded derivatives in various Modco and CFW reinsurance agreements. Alternatives under consideration include viewing the embedded derivatives as total return swaps or credit default derivatives. Once the characterizations of the various embedded derivatives are decided upon, LNC must then determine what methodologies to use to measure the fair value of the embedded derivatives. For instance, if LNC determines that characterization of an embedded derivative as a total return swap is appropriate for a particular agreement, LNC might look to the unrealized gains and losses included within the invested assets supporting the agreement as a means of measuring the fair value of the embedded derivative. In such circumstances, upon adoption of the new rules LNC may decide to reclassify that portion of the underlying invested assets that are currently classified as available for sale securities to trading account assets.

To illustrate the potential effect that the initial adoption of these rules could have on LNC's financial statements, information relating to invested assets held by LNC at September 30, 2003 under Modco and CFW agreements is provided below. The actual effect of adoption will vary depending upon a number of factors, such as how the embedded derivatives are characterized, the valuation methodologies selected, whether the terms of the reinsurance agreements provide for a pass through of the total return of an identified investment portfolio or some other measure, whether or not invested assets within such reinsurance investment portfolios are reclassified from available for sale to trading account and the amount of unrealized gains or losses of the relevant invested assets at the adoption date.

At September 30, 2003, the fair value of LNC invested assets associated with Modco and CFW agreements totaled about $3.3 billion. The net unrealized pre-tax gain associated with these assets at September 30, 2003 was about $394 million. Included within that total net gain is about $372 million of net gain related to available for sale securities and $22 million of net gain related to other invested assets. If LNC should determine that the best characterization of the embedded derivatives associated with these various agreements is that of total return swaps, and if LNC determines that the unrealized gains and losses of the underlying invested asset portfolios can be used to measure the value of the embedded derivative, then LNC would record a $394 million pre-tax loss in net income upon the initial adoption of the new rules to record the various embedded derivatives. LNC would also record a pre-tax increase in equity of $372 million to reverse the adjustments previously recorded due to the fact that unrealized gains or losses on the reinsurance portfolios generally inure to the benefit or detriment of the assuming reinsurance company. The $22 million pre-tax net effect on LNC's equity of the initial adoption adjustments would reverse over the term of the reinsurance agreements, as the net unrealized gains associated with invested assets that are not classified as available-for-sale securities are realized in future periods.

If LNC decided to concurrently reclassify all relevant available-for-sale invested assets as trading account assets upon the initial adoption of these new rules, LNC would record a pre-tax gain in net income of $372 million. However, LNC's equity would not be affected by this reclassification accounting, as the previously recorded increases to shareholder's equity booked in Other Comprehensive Income as a result of the available-for-sale classification of these investments would be reversed upon the reclassification of these invested assets from available-for-sale to trading account.

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

Not included in the above discussion are a number of reinsurance agreements where LNC accepts business as a reinsurer on a Modco basis and then cedes the business off on a Modco basis to Swiss Re. LNC does not hold the underlying invested assets under these agreements, and LNC has effectively transferred all underwriting and investment risks associated with these agreements. LNC is a party to a number of such reinsurance agreements, which at September 30, 2003 aggregated about $1.7 billion of business. While LNC continues to review the treatment of these Modco agreements under these new rules, it appears that the embedded derivatives associated with these agreements will be characterized as total return swaps. Based upon information available at this time and the preliminary conclusion that these embedded derivatives should be characterized as total return swaps, LNC expects that its position as an accepting reinsurer and a ceding company on the same business should result in equal and offsetting changes in the value of the embedded derivatives associated with these agreements. Accordingly, LNC would not expect that the embedded derivatives associated with these reinsurance agreements would create significant volatility in reported net income in future periods.

In addition, LNC has acquired certain blocks of variable annuity and life business using Modco reinsurance structures. At September 30, 2003 there was about $330 million of business acquired in this manner. LNC continues to review whether the accounting for these agreements will change under the new rules; based upon information available at this time LNC does not believe there will be any new effects on net income created by the adoption of the new embedded derivative accounting rules for these agreements, given the fact that the assets and liabilities associated with these variable blocks of business are already reflected at fair value within LNC's financial statements.

Statement of Accounting Position 03-01. In July 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" ("SOP 03-1"). SOP 03-1 provides guidance related to the reporting and disclosure of certain insurance contracts and separate accounts, including guidance for computing reserves for products with guaranteed benefits, such as guaranteed minimum death benefits ("GMDB"), and for products with annuitization benefits such as guaranteed minimum income benefits. In addition, SOP 03-1 addresses the presentation and reporting of separate accounts, as well as rules concerning the capitalization and amortization of sales inducements.

Based upon a preliminary comparison of the requirements of SOP 03-1 to LNC's established practice of reserving for GMDB, the adoption of the GMDB reserving methodology under SOP 03-1 is not expected to have a material effect on LNC's financial statements.

In addition to GMDB reserving matters, LNC is also assessing the other requirements included in SOP 03-1. At this point, LNC has not completed an estimate of the expected effect of these other SOP 03-01 requirements; however, based upon a preliminary review, LNC does not currently expect that the adoption of these new rules should have a material effect on LNC's financial statements. LNC expects to adopt SOP 03-1 in the first quarter of 2004.

3. Federal Income Taxes.

The effective tax rate on net income is lower than the prevailing corporate federal income tax rate principally from tax-preferred investment income. LNC recorded a tax benefit on the loss before federal income taxes for the nine and three month periods ended September 30, 2002 greater than the prevailing corporate federal income tax rate due to the fact that LNC earns tax-preferred investment income that does not change proportionately with the overall change in earnings or losses before federal income taxes.

4. Junior Subordinated Debentures Issued to Affiliated Trusts.

In July 2003 LNC redeemed the $200 million 7.40% TOPr'S issued by
Lincoln Capital III and guaranteed by LNC. A loss of $3.7 million related to unamortized issuance costs is reported in the third quarter of 2003 related to the redemption. In September, Lincoln Capital VI, a wholly-owned affiliated trust of LNC, issued $150 million of 6.75% Junior Subordinated Debentures, Series F guaranteed by LNC. The debentures mature September 11, 2052 and can be redeemed for principal plus accrued interest beginning September 11, 2008. Proceeds from the offering will be used for general corporate purposes.

5. Supplemental Financial Data

A roll forward of the balance sheet account, "Deferred Acquisition Costs," is as follows:

                                                   Nine Months Ended
                                                     September 30
(in millions)                                  2003                 2002
                                               ----                 ----
Balance at beginning-of-period             $2,970.9             $2,885.3
Deferral                                      454.8                459.5
Amortization                                 (232.0)              (283.9)
Adjustments related to net realized losses
on securities available-for-sale              (22.3)                97.3
Adjustments related to net unrealized gains
on securities available-for-sale             (271.2)              (304.3)
Foreign currency translation adjustment        19.2                 43.2
Other                                            --                (28.3)
                                           --------             --------
Balance at end-of-period                   $2,919.4             $2,868.8

Realized gains and losses on investments and derivative instruments on the Statements of Income for the nine months ended September 30, 2003 and 2002 are net of amounts restored or (amortized) against deferred acquisition costs of $(22.3) million and $97.3 million, respectively. In addition, realized gains and losses for the nine months ended September 30, 2003 and 2002 are net of adjustments made to policyholder reserves of $46.9 million and $23.1 million, respectively. LNC has either a contractual obligation or has a consistent historical practice of making allocations of investment gains or losses to certain policyholders.

Details underlying the income statement caption, "Underwriting, Acquisition, Insurance and Other Expenses," are as follows:


                                                  Nine Months Ended                   Three Months Ended
                                                    September 30                        September 30
(in millions)                                  2003                2002*          2003                  2002*
-------------                                 -----                -----         -----                  -----
Commissions                                  $402.7               $417.4        $144.1                 $124.6
Other volume related expenses                 227.5                184.1          90.5                   63.9
Operating and administrative expenses         663.0                668.3         209.8                  228.1
Deferral of acquisition costs                (454.8)              (459.5)       (165.7)                (155.5)
Amortization of deferred acquisition costs    232.0                283.9          67.9                  113.0
Other intangibles amortization                  5.9                  6.2           2.0                    2.0
Restructuring charges                          38.8                 (0.5)         19.8                   (2.1)
Other                                         146.1                178.8          55.9                   64.8
                                           --------              -------      --------                -------
Total                                      $1,261.2             $1,278.7        $424.3                 $438.8

* 2002 amounts have been restated for the retroactive adoption of FAS 123. See Note 2 for additional information.


The carrying amount of goodwill by reportable segment as of September 30, 2003 and December 31, 2002 was as follows:

(in millions)                   September 30,              December 31,
                                   2003                       2002
                                   ----                       ----
Lincoln Retirement                $64.1                      $64.1
Life Insurance                    855.1                      855.1
Investment Management             300.7                      300.7
Lincoln UK*                        13.8                       13.3
                               --------                    -------
Total                          $1,233.7                   $1,233.2

* The consolidated carrying value of goodwill as of September 30, 2003 changed from the balance as of December 31, 2002 as a result of the translation of the Lincoln UK balance from British pounds to U.S. dollars based on the prevailing exchange rate as of the balance sheet date.

For intangible assets subject to amortization, the total gross carrying amount and accumulated amortization in total and for each major intangible asset class by segment are as follows:


                                              As of September 30, 2003                         As of December 31, 2002
                                              ------------------------                         -----------------------
(in millions)                         Gross Carrying            Accumulated         Gross Carrying               Accumulated
                                              Amount           Amortization                 Amount              Amortization
                                              ------           ------------                 ------              ------------
Amortized Intangible Assets:
Lincoln Retirement Segment:
Present value of in-force                     $225.0                 $110.0                 $225.0                    $102.3
Life Insurance Segment:
Present value of in-force                    1,254.2                  425.7                1,254.2                     364.1
Investment Management Segment:
Client lists                                   103.6                   67.7                  103.6                      61.8
Lincoln UK Segment:
Present value of in-force*                     354.2                  105.2                  344.2                     106.8
                                            --------               --------               --------                  --------
Total                                       $1,937.0                 $708.6               $1,927.0                    $635.0


* The gross carrying amount of the present value of in-force for the Lincoln UK segment changed from December 31, 2002 to September 30, 2003 due to the translation of the balances from British pounds to U.S. dollars based on the prevailing exchange rate as of the balance sheet dates.

The aggregate amortization expense for other intangible assets for the nine months ended September 30, 2003 and 2002 was $71.8 million and $99.7 million, respectively. The aggregate amortization expense for other intangible assets for the three months ended September 30, 2003 and 2002 was $31.6 million and $42.2 million, respectively.

Future estimated amortization of other intangible assets is as follows (in millions):

2003 - $21.2    2004 - $82.8    2005 - $80.8
2006 - $81.2    2007 - $81.0    Thereafter - $881.4

The 2003 amount shown above is the amortization expected for the remaining three months of 2003.

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

In general, dividends are not subject to prior approval from the Commissioner provided LNL's statutory earned surplus is positive and such dividends do not exceed the standard limitation of the greater of 10% of total statutory earned surplus or the amount of statutory earnings in the prior calendar year. As a result of the payment of dividends and statutory losses in 2002, LNL's statutory earned surplus was negative as of December 31, 2002. The statutory losses resulted from realized losses on investments, the effect of the equity markets and the reserve strengthening in 2002 related to the reinsurance business sold to Swiss Re. Due to the negative statutory earned surplus as of December 31, 2002, any dividend(s) paid by LNL in 2003 will be subject to prior approval from the Commissioner. During the first nine months of 2003, LNL received approval from the Commissioner and paid dividends of $134 million to LNC. As occurred in 2001, dividends approved and paid while statutory earned surplus is negative have been classified as a reduction to paid-in-capital.

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

As a result of developments and information obtained during 2002 relating to personal accident and disability income matters, LNC increased these exited business reserves by $198.5 million after-tax ($305.4 million pre-tax). After giving effect to LNC's $100 million indemnification obligation, LNC recorded a $133.5 million after-tax ($205.4 million pre-tax) increase in reinsurance recoverable from Swiss Re with a corresponding increase in the deferred gain. As a result of developments and information received in the third quarter of 2003 relating to personal accident matters, LNC increased reserves on this exited business by $20.9 million after-tax ($32.1 million pre-tax) with a corresponding increase in reinsurance recoverable from Swiss Re and in the deferred gain.

Because of ongoing uncertainty related to personal accident and disability income businesses, the reserves related to these exited business lines carried on LNC's balance sheet at September 30, 2003 may ultimately prove to be either excessive or deficient. For instance, in the event that future developments indicate that these reserves should be increased, under FAS 113, LNC would record a current period non-cash charge to record the increase in reserves. Because Swiss Re is responsible for paying the underlying claims to the ceding companies, LNC would record a corresponding increase in reinsurance recoverable from Swiss Re. However, FAS 113 does not permit LNC to take the full benefit in earnings for the recording of the increase in the reinsurance recoverable in the period of the change. Rather, LNC would increase the deferred gain recognized upon the closing of the indemnity reinsurance transaction with Swiss Re and would report a cumulative amortization "catch-up" adjustment to the deferred gain balance as increased earnings recognized in the period of change. Any amount of additional increase to the deferred gain above the cumulative amortization "catch-up" adjustment must continue to be deferred and will be amortized into income in future periods over the remaining period of expected run-off of the underlying business. No cash would be transferred between LNC and Swiss Re as a result of these developments.

Accordingly, even though LNC has no continuing underwriting risk, and no cash would be transferred between LNC and Swiss Re, in the event that future developments indicate LNC's September 30, 2003 personal accident or disability income reserves are deficient or redundant, FAS 113 requires LNC to adjust earnings in the period of change, with only a partial offset to earnings for the cumulative deferred gain amortization adjustment in the period of change. The remaining amount of increased gain would be amortized into earnings over the remaining run-off period of the underlying business.

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

At September 30, 2003 and December 31, 2002, the aggregate liability associated with Lincoln UK selling practices was $34.3 million and $82.2 million, respectively. The decrease in the aggregate liability was a result of redress payments and expenditures partially offset by exchange rate fluctuation. The level of customer complaints associated with mortgage endowments has recently been in excess of expectations, apparently due to increased levels of industry-wide publicity surrounding these matters. On an ongoing basis, Lincoln UK evaluates various assumptions underlying these estimated liabilities, including the expected levels of future complaints, and the potential implications with respect to the adequacy of the aggregate liability associated with UK selling practice matters. A continuation of higher than expected levels of complaints may result in Lincoln UK revising its current estimate of the required level of these liabilities. See discussion in LNC's Form 10-K for the year ended December 31, 2002 for background on these matters including pension mis-selling, mortgage endowment and other Lincoln UK selling practice issues. The reserves for these issues are based on various estimates that are subject to considerable uncertainty. Accordingly, the aggregate liability may prove to be deficient or excessive. However, it is management's opinion that future developments regarding Lincoln UK selling practices will not materially affect the consolidated financial position of LNC.

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

LFG has been contacted by various regulatory bodies for information relating to various industry-wide matters including the market timing and late trading of mutual fund and variable insurance products and broker-dealer access arrangements. LNC is in the process of responding to these information requests. At the present time, LNC is unaware of any matters that may be expected to result in a material accrual for potential liabilities associated with the resolution of these inquiries.

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

Guarantees. LNC has guarantees with off-balance-sheet risks whose contractual amounts represent credit exposure. Outstanding guarantees with off-balance sheet risks had contractual values of $16.1 million and $22.4 million at September 30, 2003 and December 31, 2002, respectively.

Certain subsidiaries of LNC have invested in real estate partnerships that use industrial revenue bonds to finance their projects. LNC has guaranteed the repayment of principal and interest on these bonds. Certain subsidiaries of LNC are also involved in other real estate partnerships that use conventional mortgage loans. In case of default by the partnerships, LNC has recourse to the underlying real estate. In some cases, the terms of these arrangements involve guarantees by each of the partners to indemnify the mortgagor in the event a partner is unable to pay its principal and interest payments. These guarantees expire in 2005 through 2008.

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

Derivative Instruments. LNC maintains an overall risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate risk, foreign currency risk, equity risk, and credit risk. LNC assesses these risks by continually identifying and monitoring changes in interest rate exposure, foreign currency exposure, equity market exposure, and credit exposure that may adversely impact expected future cash flows and by evaluating hedging opportunities. Derivative instruments that are currently used as part of LNC's interest rate risk management strategy include interest rate swaps, interest rate caps and swaptions. Derivative instruments that are used as part of LNC's foreign currency risk management strategy include foreign currency swaps and foreign exchange forwards. Call options on LNC stock, equity index options and futures contracts are used as part of LNC's equity market risk management strategy. LNC also uses credit default swaps as part of its credit risk management strategy.

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

7. Segment Disclosures

LNC has four business segments: Lincoln Retirement (formerly known as the Annuities segment), Life Insurance, Investment Management and
Lincoln UK.


The following tables show financial data by segment:
                                                                 Nine Months                     Three Months
                                                             Ended September 30               Ended September 30
                                    (in millions)            2003          2002 (1)            2003        2002 (1)
                                    -------------            ----          ----                ----        ----
Revenue:
Lincoln Retirement                                       $1,420.5      $1,336.3              $536.3      $440.7
Life Insurance                                            1,400.5       1,305.4               468.9       441.6
Investment Management (2)                                   340.2         310.9               121.7        97.5
Lincoln UK                                                  196.3         225.4                67.3        91.8
Other operations                                            480.5         513.0               164.2       174.9
Consolidating adjustments                                  (256.7)       (244.2)              (89.6)      (83.1)
                                                         --------      --------            --------    --------
Total                                                    $3,581.3      $3,446.9            $1,268.8    $1,163.4

Income (Loss) before Federal Income Taxes
(Tax Benefits):
Lincoln Retirement                                         $221.7          $7.9              $135.9      $(35.1)
Life Insurance                                              245.2         208.2                80.8        66.1
Investment Management                                        19.4          (2.9)               10.3        (5.4)
Lincoln UK                                                   47.2          19.2                17.6         0.4
Other operations (includes interest expense)               (131.7)       (330.7)              (65.9)     (266.7)
Consolidating adjustments                                      --            --                  --          --
                                                         --------      --------            --------    --------
Total                                                      $401.8        ($98.3)             $178.7     $(240.7)

Federal Income Taxes (Tax Benefits):
Lincoln Retirement                                          $31.1        $(40.9)              $33.9      $(28.0)
Life Insurance                                               75.3          61.6                24.9        19.7
Investment Management                                         7.5          (0.4)                4.0        (1.5)
Lincoln UK                                                   16.5          (0.6)                6.1         0.2
Other operations                                            (46.2)       (115.7)              (23.5)      (94.7)
Consolidating adjustments                                      --            --                  --          --
                                                         --------      --------            --------    --------
Total                                                       $84.2        $(96.0)              $45.4     $(104.3)

Net Income (Loss):
Lincoln Retirement                                         $190.6         $48.7              $102.0       $(7.0)
Life Insurance                                              169.9         146.6                55.8        46.4
Investment Management                                        12.0          (2.5)                6.3        (3.9)
Lincoln UK                                                   30.7          19.8                11.5         0.2
Other operations (includes interest expense)                (85.6)       (214.8)              (42.3)     (172.1)
Consolidating adjustments                                      --            --                  --          --
                                                         --------      --------            --------    --------
Total                                                      $317.6         $(2.2)             $133.3     $(136.4)



                                                     September 30      December 31
                                    (in millions)            2003             2002 (1)
                                    -------------            ----             ----
Assets:
Lincoln Retirement                                      $57,636.8        $52,896.4
Life Insurance                                           20,753.5         19,591.6
Investment Management                                     1,525.1          1,461.4
Lincoln UK                                                7,866.3          7,327.1
Other operations                                         15,034.1         13,951.5
Consolidating adjustments                                (1,990.2)        (2,043.4)
                                                         --------        ---------
Total                                                  $100,825.6        $93,184.6

(1) 2002 amounts have been restated for the retroactive adoption of FAS
123. See Note 2 for additional information.

(2) Revenues for the Investment Management segment include inter-segment revenues for asset management services provided to the other segments of LNC. These inter-segment revenues totaled $75.0 million and $73.5 million for the nine months ended September 30, 2003 and 2002, respectively, and $25.5 million and $24.1 million for the three months ended September 30, 2003 and 2002, respectively.



8. Earnings Per Share

Per share amounts for net income (loss) are shown on the income statement using 1) an earnings per common share basic calculation and 2) an earnings per common share-assuming dilution calculation.
Reconciliations of the factors used in the two calculations are as follows:



                                                                              Nine Months                   Three Months
                                                                           Ended September 30            Ended September 30
                                                                          2003           2002 (1)       2003           2002 (1)
                                                                          ----           ----           ----           ----
Numerator: [in millions]
Net income (loss), as used in basic calculation (1)                     $317.6          $(2.2)        $133.3        $(136.4)
Dividends on convertible preferred stock
and adjustments for minority interests                                       *              *              *              *
                                                                  ------------   ------------   ------------   ------------
Net income (loss), as used in diluted calculation                       $317.6          $(2.2)        $133.3        $(136.4)

* Less than $100,000.

Denominator: [number of shares]
Weighted-average shares, as used
in basic calculation                                               177,238,951    184,658,447    177,483,351    181,295,515
Shares to cover conversion of
preferred stock                                                        307,267        341,347        299,165        327,311
Shares to cover non-vested stock                                       101,057         66,965        156,837        118,397
Average stock options outstanding
during the period                                                    7,018,859     13,857,354      8,291,043      8,657,366
Assumed acquisition of shares
with assumed proceeds and
benefits from exercising stock options
(at average market price during
the period)                                                         (6,055,635)   (11,617,750)    (6,937,116)    (7,369,919)
Shares repurchaseable from measured
but unrecognized stock option expense                                 (444,220)    (1,179,784)      (434,970)      (655,066)
Average deferred compensation shares                                   944,810        847,321        965,827        868,435
                                                                  ------------   ------------   ------------   ------------
Weighted-average shares, as
used in diluted calculation                                        179,122,313    186,973,901    179,857,804    183,242,039


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


LNC Stock Options

Information with respect to the LNC incentive plans involving stock options is as follows:

                                               Options Outstanding                    Options Exercisable
                                               -------------------                    -------------------
                                                          Weighted-Average                       Weighted-Average
                                           Shares         Exercise Price          Shares          Exercise Price
-----------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002           18,608,009           $38.89            10,883,053            $38.87
Granted-original                          413,937            25.49
Granted-reloads                           100,136            31.61
Exercised (includes shares tendered)     (758,770)           25.77
Forfeited                                (691,466)           39.49
                                     ----------------------------------------------------------------------------
Balance at September 30, 2003          17,671,846           $39.07            13,445,318            $39.22


Total compensation expense for LNC incentive plans involving stock options for the nine months ended September 30, 2003 and 2002 was $19.2 million after-tax ($27.1 million pre-tax) and $24.1 million after-tax ($33.7 million pre-tax), respectively. Total compensation expense for LNC incentive plans involving stock options for the three months ended September 30, 2003 and 2002 was $6.5 million after-tax ($9.1 million pre-tax) and $8.6 million after-tax ($12.0 million pre-tax), respectively. Included in the above compensation is the acceleration of expense resulting from the 2003 realignment activities.

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

New grants of LNC option awards are expected to be made under the general terms of this new performance-vesting plan. However, the separate stock option incentive plans previously established by Delaware Investments U.S., Inc. ("DIUS") and DIAL Holding Company, Inc. ("DIAL"), both wholly-owned subsidiaries of Delaware Management Holdings, Inc., are expected to continue under their existing plan designs. See the information provided below under the caption "Delaware Investments U.S., Inc. ("DIUS") and DIAL Holding Company, Inc. ("DIAL") Plans."


In the first nine months of 2003, LNC granted a combination of performance vesting stock options, performance share units and performance vesting cash awards under the new plan. These awards consisted of 322,827 10-year LNC stock options, 780,174 performance share units that could result in the issuance of LNC shares, and cash awards. As of September 30, 2003, 204,316 stock options and 721,034 performance share units were outstanding. The ultimate amount of stock to be issued for either the stock option or performance share awards, or cash to be paid for the cash awards will be determined by the level of achievement on LNC's three performance measures over the three-year performance measurement period. Information with respect to the expenses recorded for awards under these programs is as follows:

                               Periods Ended September 30, 2003
                       -----------------------------------------------
                            Nine Months               Three Months
                       After-Tax    Pre-Tax     After-Tax      Pre-Tax
                       -----------------------------------------------
Stock Options             $0.2        $0.3         $0.1          $0.1
Performance Shares         3.1         4.7          1.0           1.6
Cash Awards                0.4         0.7          0.1           0.2

The amount of stock option expense for the performance vesting awards is included in the total LNC stock option expense as discussed above under the caption "LNC Stock Options."

All expense calculations for performance vesting stock options, performance shares, and performance vesting cash awards that were granted in 2003 have been based upon the current assumption that the actual performance achievement over the three-year performance measurement period will result in target levels of long-term incentive compensation payouts. As the three-year performance period progresses, LNC will continue to refine its estimate of the expense associated with these awards so that by the end of the three-year performance period, LNC's cumulative expense will reflect the actual level of awards that vest.

Stock Appreciation Rights ("SARs")

Information with respect to the LNC incentive plan involving SARs is as follows:

                                                 SARs Outstanding                       SARs Exercisable
                                                 ----------------                       ----------------
                                                             Weighted-                               Weighted-
                                                              Average                                Average
                                             Shares        Exercise Price           Shares        Exercise Price
----------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002              1,382,248           $39.20               301,108            $32.06
Granted-original                            326,650            25.28
Exercised (includes shares tendered)        (44,887)           24.72
Forfeited                                   (38,350)           39.41
                                     ----------------------------------------------------------------------------
Balance at September 30, 2003             1,625,661           $36.80               619,406            $36.11


Net compensation expense for the LNC incentive plan involving SARs for the nine months ended September 30, 2003 and 2002 was $3.0 million after-tax ($4.7 million pre-tax). Net compensation expense for the LNC incentive plan involving SARs for the three months ended September 30, 2003 and 2002 was $1.1 million after-tax ($1.8 million pre-tax) and $0.9 million after-tax ($1.5 million pre-tax), respectively. As discussed in Note 6 to the audited financial statements in LNC's annual report on Form 10K, compensation expense (income) for the LNC incentive plan involving SARs represents the net amount of the mark-to-market adjustment for options to acquire LNC shares purchased at the time of the grants, combined with the change in LNC's stock price compared to the SAR's grant price.

Delaware Investment U.S. Inc. ("DIUS") and DIAL Holding Company, Inc. ("DIAL") Plans

At September 30, 2003, DIUS had 10,000,000 shares of common stock outstanding. Information with respect to the DIUS incentive plan involving stock options is as follows:


                                                     Options                               Options
                                                   Outstanding                            Exercisable
                                               -------------------                    -------------------
                                                              Weighted-                              Weighted-
                                                               Average                                Average
                                           Shares           Exercise Price        Shares           Exercise Price
----------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002            1,087,996             $104.31            280,877             $103.61
Granted-original                          277,200               98.71
Exercised (includes shares tendered)           --                  --
Forfeited                                (161,256)             104.68
                                     ----------------------------------------------------------------------------
Balance at September 30, 2003           1,203,940             $102.97            407,945             $103.80


At September 30, 2003, DIAL had 10,000,000 shares of common stock outstanding. Information with respect to the DIAL incentive plan involving stock options is as follows:


                                                     Options                               Options
                                                   Outstanding                            Exercisable
                                               -------------------                    -------------------
                                                              Weighted-                              Weighted-
                                                               Average                                Average
                                           Shares           Exercise Price        Shares           Exercise Price
----------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002            1,088,010             $25.76             202,703              $25.47
Granted-original                          583,579              26.79
Exercised (includes shares tendered)           --                 --
Forfeited                                 (45,686)             25.76
                                     ----------------------------------------------------------------------------
Balance at September 30, 2003           1,625,903             $26.13             454,750              $25.64


Compensation expense for the DIUS and DIAL incentive plans involving stock options for the nine months ended September 30, 2003 and 2002 totaled $7.2 million after-tax ($10.0 million pre-tax) and $6.5 million after-tax ($9.2 million pre-tax), respectively. Compensation expense for the DIUS and DIAL incentive plans involving stock options for the three months ended September 30, 2003 and 2002 totaled $2.6 million after-tax ($3.6 million pre-tax) and $2.4 million after-tax ($3.3 million pre-tax), respectively.


10. Restructuring Charges

Included in the discussion below are restructuring plans that were implemented during the years 1999 through 2003 that were not yet completed as of December 31, 2002. Any restructuring plans that were implemented during the years 1999 through 2001 that were completed as of December 31, 2002 are not included in the discussion below. For discussion of these completed plans, see Note 12 to the audited financial statements of LNC's annual report on Form 10-K for the year ended December 31, 2002. The aggregate charges associated with the restructuring plans were included in Underwriting, Acquisition, Insurance and Other Expenses on the Consolidated Statements of Income in the period incurred.

1999 Restructuring Plan

During 1999, LNC implemented a restructuring plan relating to the streamlining of Lincoln UK's operations. The following table provides information about this restructuring plan.

                                                    Lincoln UK
             (in millions)                            Plan
             -------------                          -------
Employee severance and termination benefits            $3.9
Other costs - rent on abandoned office space            6.1
                                                    -------
1999 Restructuring Charge (pre-tax)                    10.0

Amounts expended through December 31, 2002              7.5
Amounts reversed through December 31, 2002               --
                                                    -------
Restructuring reserve at December 31, 2002              2.5

Amounts expended in the first nine months of 2003       1.1
Amounts reversed in the first nine months of 2003        --
                                                    -------
Restructuring reserve at September 30, 2003            $1.4
                                                    =======
Positions to be eliminated under original plan          119
Actual positions eliminated through September 30, 2003  112
Substantially completed with lease payments on vacated
space through                                          2016


2000 Restructuring Plan

During 2000, LNC implemented a restructuring plan relating to the exit of all direct sales and sales support operations of Lincoln UK and the consolidation of its Uxbridge home office with its Barnwood home office. The following table provides information about this restructuring plan.

                                                    Lincoln UK
             (in millions)                            Plan
             -------------                          -------
Employee severance and termination benefits           $29.8
Write-off of impaired assets                           39.2
Other costs                                            30.4
                                                    -------
2000 Restructuring Charge (pre-tax)                    99.4

Amounts expended and written-off through
December 31, 2002                                      88.0

Amounts reversed through December 31, 2002              1.7
                                                    -------
Restructuring reserve at December 31, 2002              9.7

Amounts expended in the first nine months of 2003       1.3
Amounts reversed in the first nine months of 2003        --
                                                    -------
Restructuring reserve at September 30, 2003            $8.4
                                                    =======
Positions to be eliminated under original plan          671
Actual positions eliminated through
September 30, 2003                                      671
Substantially completed with lease payments on
vacated space through                                  2015


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

                                                           Schaumburg   Boston Office    LFD Plan-        Fort Wayne
            (in millions)                                        Plan   Consolidation  4th Quarter        Operations    Total
            -------------                                  ----------   -------------  -----------        ----------    -----
Employee severance and termination benefits                      $3.2             $--         $3.8              $0.3     $7.3
Write-off of impaired assets                                       --             0.1           --               3.2      3.3
Other costs:
Termination of equipment leases                                    --              --           --               1.4      1.4
Rent on abandoned office space                                    0.9             0.5           --              19.5     20.9
                                                              -------         -------      -------           -------   ------
Total 2001 Restructuring Charges (pre-tax)                       $4.1            $0.6         $3.8             $24.4    $32.9

Amounts expended and written-off through Dec. 31, 2002            3.7             0.2          3.8              22.3     30.0
Amounts reversed through December 31, 2002                        0.1              --           --               1.5      1.6
                                                              -------         -------      -------           -------   ------
Restructuring reserve at December 31, 2002                        0.3             0.4           --               0.6      1.3

Amounts expended in the first nine months of 2003                 0.1              --           --               0.5      0.6
Amounts reversed in the first nine months of 2003                  --              --           --                --       --
                                                              -------         -------      -------           -------   ------
Restructuring reserve at September 30, 2003                      $0.2            $0.4          $--              $0.1     $0.7
                                                              =======         =======      =======           =======   ======

Positions to be eliminated under original plan                     27              --           63                 9       99
Actual positions eliminated through September 30, 2003             26              --           62                19      107
Expected completion date                                  1st Quarter     4th Quarter    Completed       2nd Quarter
                                                                 2004            2005                          2004



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

                                                        Lincoln
                                                       Retirement
             (in millions)                                Plan
             -------------                              -------
Employee severance and termination benefits                $1.6
                                                        -------
2002 Restructuring Charge (pre-tax)                         1.6

Amounts expended through December 31, 2002                  0.9
Amounts reversed through December 31, 2002                   --
                                                        -------
Restructuring reserve at December 31, 2002                  0.7

Amounts expended in the first nine months of 2003           0.7
Amounts reversed in the first nine months of 2003            --
                                                        -------
Restructuring reserve at September 30, 2003                 $--
                                                        =======
Positions to be eliminated under original plan               49
Actual positions eliminated through September 30, 2003       49
Expected completion date                              Completed


2003 Restructuring Plan

In January 2003, the Life Insurance segment announced that it was realigning its operations in Hartford, Connecticut and Schaumburg, Illinois to enhance productivity, efficiency and scalability while positioning the segment for future growth. In February 2003, Lincoln Retirement announced plans to consolidate its fixed annuity operations in Schaumburg, Illinois into Fort Wayne, Indiana. In June 2003, LNC announced that it was combining its retirement and life insurance businesses into a single operating unit focused on providing wealth accumulation and protection, income distribution and wealth transfer products. The realigned organization is expected to significantly reduce operating expenses while positioning LNC for future growth and to take advantage of the recent market recovery. In August 2003, LNC announced additional realignment activities. The following table provides information about the 2003 restructuring plans.


                                                       Life Insurance      Fixed Annuity    Realignment
                                                          Realignment      Consolidation    June/August
            (in millions)                                    Jan 2003           Feb 2003           2003           Total
            -------------                                  ----------      -------------    -----------      ----------
Total expected charges                                          $20.0               $5.6         $109.4           135.0
Amounts incurred through September 30
Employee severance and termination benefits                      $4.2               $1.1          $19.0           $24.3
Write-off of impaired assets                                      1.9                 --            1.2             3.1
Other Costs:
Rent on abandoned office space                                    6.0                2.2             --             8.2
Other                                                             2.1                0.2            0.9             3.2
                                                              -------            -------        -------         -------
Total 2003 Restructuring Charges (pre-tax)                       14.2                3.5           21.1            38.8

Amounts expended in the first nine months of 2003                11.6                3.5            6.0            21.1
Amounts reversed in the first nine months of 2003                  --                 --             --              --
                                                              -------            -------        -------         -------
Restructuring reserve at September 30, 2003                      $2.6                $--          $15.1           $17.7
                                                              =======            =======        =======         =======

Additional amounts expended that do not qualify as
restructuring charges                                            $2.0                 --           $1.5            $3.5

Expected completion date                               Second Quarter             Second          First
                                                                 2006       Quarter 2006   Quarter 2006


Restructuring charges for the nine-month period ended September 30, 2003 were reported as follows: Life Insurance Realignment - Life Insurance, Fixed Annuity Consolidation - Retirement, Realignment June/August - Retirement ($11.1 million), Life Insurance ($1.1 million), Investment Management
($5.3 million), and Other Operations ($3.6 million).


Item 2. Management's Discussion and Analysis of Financial Information

Forward Looking Statements -- Cautionary Language
This report, among other things, reviews the results of operations of LNC Consolidated, LNC's four business segments and "Other Operations"; LNC's consolidated investments; and consolidated financial condition including liquidity, cash flows and capital resources. Historical financial information is presented and analyzed. This report and other written or oral statements made by LNC or on LNC's behalf may contain forward-looking statements. Where appropriate, factors that may affect future financial performance are identified and discussed. Certain statements made in this report are "forward-looking statements" within the meaning of the Securities Litigation Reform Act of 1995 (the "Act"). A forward-looking statement is any statement that is not a historical fact and, without limitation, includes any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain words like: "believe", "anticipate", "expect", "estimate", "project", "will", "shall" and other words or phrases with similar meaning. LNC claims the protection afforded by the safe harbor for forward-looking statements provided by the Act.

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from the results contained in the forward-looking statements. These risks and uncertainties include, among others, subsequent significant changes in:

* the Company (e.g., acquisitions and divestitures of legal entities and blocks of business -- directly or by means of reinsurance transactions);

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

* the risk that the LNC could have to accelerate amortization of deferred policy acquisition costs if the market deteriorates;

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


RESULTS OF CONSOLIDATED OPERATIONS

Summary Financial Results

                                                            Nine Months Ended                   Three Months Ended
                                                              September 30,                        September 30,
(in millions)                                             2003            2002               2003              2002
-------------------------------------------------------------------------------------------------------------------
Life insurance and annuity premiums                   $1,244.3        $1,280.5             $427.4            $412.2
Investment advisory fees                                 146.8           138.7               53.2              42.9
Net investment income                                  1,979.3         1,964.6              664.4             652.4
Realized gain (loss) on investments
and derivative instruments                               (75.2)         (221.2)              18.9             (36.8)
Other revenue and fees                                   286.1           284.3              104.9              92.7
                                                       -------         -------            -------           -------
Total Revenue                                          3,581.3         3,446.9            1,268.8           1,163.4

Insurance Benefits                                     1,845.4         2,193.3              639.2             941.6
Underwriting, acquisition, insurance and
other expenses                                         1,261.2         1,278.7              424.3             438.8
Interest and debt expenses                                72.9            73.2               26.6              23.7
                                                       -------         -------            -------           -------
Total Benefits and Expenses                            3,179.5         3,545.1            1,090.1           1,404.1

Income Before Federal Income Taxes                       401.8           (98.3)             178.7            (240.7)
Federal income taxes                                      84.2           (96.1)              45.4            (104.3)
                                                       -------         -------            -------           -------
Net Income                                              $317.6           $(2.2)            $133.3           $(136.4)

Items Included in Net Income:
Realized gain (loss) on investments and
derivative instruments (after tax)                      $(48.9)        $(143.4)             $12.3            $(23.5)
Restructuring Charges (after tax)                        (25.3)            0.3              (12.9)              1.3
Reserve Development on Business Sold
through Indemnity Reinsurance and Related
Amortization of
Deferred Gain (after tax)                                (18.7)         (190.8)             (18.5)           (176.4)
Loss on Early Retirement of Subordinated
Debt (after tax)                                          (3.7)             --               (3.7)               --


LNC has the following business segments: Lincoln Retirement, Life Insurance, Investment Management and Lincoln UK. Operations not directly related to the business segments and unallocated corporate items (i.e., corporate investment income, interest expense on corporate debt, unallocated overhead expenses, the operations of Lincoln Financial Advisors ("LFA") and Lincoln Financial Distributors ("LFD"), reserve developments on business sold through indemnity reinsurance and the amortization of the deferred gain on the sale of Lincoln Re) are reported in "Other Operations".

Stock-Based Compensation

The periods presented for 2002 have been restated for the adoption of FAS 148. See the discussion under the topic "Accounting for Stock-Based Compensation" presented in the Consolidated Results of Operations for further discussion of this matter. The effect of the adoption was a decrease in net income of $30.6 million for the nine months ended September 30, 2002 and $10.9 million for the three months ended September 30, 2002 from previously reported amounts.

Net Income

Net income for the nine months ended September 30, 2003 increased $319.8 million compared to the same period in 2002. For the three months ended September 30, 2003 net income was $269.7 million higher than the same period in 2002.


Critical Accounting Policy -- Personal Accident and Disability Income
Reserves

In 2003 and 2002 LNC recorded charges for reserve increases on the
business sold to Swiss Re.   Net income for the first nine months and
third quarter of 2003 includes a loss of $18.5 million (net of related deferred gain amortization) related to charges required by FAS 113 on increases in reserves for business sold through indemnity reinsurance to Swiss Re. Net losses for the corresponding periods of 2002 included similar charges (net of related deferred gain amortization) of $182.9 million and $168.5 million, respectively.

Critical Accounting Policy -- Deferred Acquisition Costs ("DAC"), Present Value of In-Force ("PVIF") and Deferred Front-End Loads ("DFEL")

During the third quarter of 2003, LNC completed a comprehensive review of the assumptions underlying the amortization of DAC, PVIF and DFEL. This review encompassed the Lincoln Retirement, Life Insurance and Investment Management segments. As a result of this review, Underwriting, Acquisition, Insurance and Other Expenses includes an adjustment of $9.8 million pre-tax for the effect of negative unlocking resulting from modeling refinements relating to reinsurance premiums within the Life Insurance segment, and adjustments to assumptions and refinement of the amortization methodology within all three segments. In addition, Realized Gains (Losses) on Investments and Derivative Investments includes negative adjustments toalling $36.3 million pre-tax within the Lincoln Retirement and Life Insurance segments. This adjustment resulted from a refinement in the methodology related to the assumption for credit defaults and realized losses from sales and other than temporary impairments of available-for-sale securities. Refer to the segment discussions under Realized Gains and Losses on Investments and Derivative Instruments and Critical Accounting Policy - DAC, PVIF, and DFEL for the respective adjustments.

Realized Gains (Losses) on Investments and Derivative Instruments

Net realized gains (losses) were $(48.9) million and $12.3 million for the nine and three months ended September 30, 2003, respectively, an improvement of $94.5 million and $35.8 million compared to the same periods of 2002. See the discussion above under the caption Critical Accounting Policy - DAC, PVIF and DFEL for details of the impact of LNC's third quarter of 2003 DAC review on LNC realized gains (losses). Write-downs for impairments were required for the nine months ended September 30, 2003 for securities held primarily within the airline industry, electric utilities and asset-backed securities. Net realized investment losses for the first nine months of 2002 were largely due to sales and write-downs of investments in Worldcom, other telecommunications issuers and collateralized debt obligations. For additional detail on realized losses see the discussion in the Consolidated Investment section.

Revenue

Consolidated revenue increased primarily due to improvements in net realized investment gains (losses) for both the nine-month and three-month periods ended September 30, 2003 compared to the same periods last year. Strong sales in the Life Insurance segment combined with growth in the Investment Management segment in retail and institutional assets under management resulting from favorable net flows and the effects of the equity markets also contributed to these increases. For the nine-month period, the revenue increase was partially offset by lower fee income in the Lincoln Retirement and Lincoln UK segments due to declines in the average balances of variable annuities and unit linked account values, respectively, from the impact of lower average equity markets. The average level of the equity markets was higher for the third quarter of 2003 compared to the same period in 2002, resulting in higher fee income for the Lincoln Retirement and Lincoln UK segments.

Expenses

Consolidated expenses were favorably affected by the improvement in the equity markets in the first nine months of 2003, which resulted in positive unlocking of "DAC and PVIF" in the Lincoln Retirement and Lincoln UK business segments, and decreased reserves and payments for guaranteed minimum death benefits in the Lincoln Retirement segment. Somewhat offsetting this improvement was the effect of the unlocking resulting from the review of DAC assumptions in the third quarter of 2003. See above under Critical Accounting Policy - DAC, PVIF and DFEL for further discussion of this issue. Additionally, the impact of charges for certain reserves for the business sold to Swiss Re was less in 2003 than in 2002 as described above. For further discussion of the results of operations see the discussion of the results of operations by segment.

Consolidated Deposits and Net Flows

LNC's domestic consolidated product deposits and net cash flows were as follows:



Periods ended September 30,                           Nine Months                    Three Months
(in billions)                                        2003      2002                2003        2002
-----------------------------------------------------------------------------------------------------
Deposits (1):
Lincoln Retirement Segment                           $4.4      $5.0                $1.6        $1.7
Life Insurance Segment                                1.6       1.5                 0.6         0.5
Investment Management Segment (including
both retail and institutional deposits)               7.8       7.9                 3.4         2.6
Consolidating Adjustments (2)                        (0.7)     (1.1)               (0.3)       (0.4)
                                               ----------------------------------------------------
Total Deposits                                      $13.1     $13.3                $5.3        $4.2

Net Flows (1):
Lincoln Retirement Segment                           $0.5      $0.4                $0.3        $0.1
Life Insurance Segment                                1.0       0.9                 0.3         0.3
Investment Management Segment (including
both retail and institutional net flows)              2.1       1.8                 1.2         0.4
Consolidating Adjustments (2)                         0.1       0.1                  --         0.1
                                               ----------------------------------------------------
Total Net Flows                                      $3.7      $3.2                $1.8        $0.9


(1) For additional detail of deposit and net flow information see the discussion of the Results of Operations by Segment.

(2) Consolidating adjustments represent the elimination of deposits and net cash flows on products affecting more than one segment.


Equity Market Impact

For the nine months ended September 30, 2003, the equity markets experienced overall improvement as the S&P index at September 30, 2003 was 13.2% higher than December 31, 2002, with all of the improvement occurring in the second and third quarters of 2003. The S&P index gained 2.2% in the third quarter of 2003, and ended the period 22.2% higher than September 30, 2002. The equity market improvement from December 31, 2002 increased LNC's overall results by $9.5 million in the first nine months of 2003, and $6.0 million in the third quarter of 2003, primarily within the Lincoln Retirement segment. Excluding the $(3.6) million impact of the No Change Effect on GMDB, the equity market impact in the third quarter of 2003 relative to the second quarter of 2003 was $9.6 million. The following table displays the impact of the improvement in the equity markets by segment for the first nine months of 2003.


Impact of the Equity Markets by Segment ($ Millions) - Nine Months Ended September 30, 2003

                                                                                      Segment
                                                             ---------------------------------------------------------
                                                                Lincoln       Life  Investment
                                                             Retirement  Insurance  Management  Lincoln UK   LNC Total
                                                             ---------------------------------------------------------
Fee Income:
Lagging Effect of 4Q02
Market Changes on 1Q03                                            $(0.5)       $--        $0.1       $(0.1)      $(0.5)
Lagging Effect of 1Q03
Market Changes on 2Q03                                             (0.8)        --        (0.1)       (0.1)       (1.0)
Lagging Effect of 2Q03
Market Changes on 3Q03                                              2.2         --         0.6         0.1         2.9
Current Effects in 1Q03                                            (1.0)        --        (0.5)       (0.5)       (2.0)
Current Effects in 2Q03                                             6.0        0.3         2.7         0.4         9.4
Current Effects in 3Q03                                             1.8         --         0.9         0.2         2.9
                                                             ---------------------------------------------------------
Total Fee Income                                                    7.7        0.3         3.7          --        11.7

Other                                                               1.5         --          --          --         1.5

GMDB:
No Change Effect 1Q03                                              (5.9)        --          --          --        (5.9)
Market Change Effect 1Q03                                          (7.5)        --          --          --        (7.5)
No Change Effect 2Q03                                              (5.9)        --          --          --        (5.9)
Market Change Effect 2Q03                                          13.6         --          --          --        13.6
No Change Effect 3Q03                                              (3.6)        --          --          --        (3.6)
Market Change Effect 3Q03                                           4.0         --          --          --         4.0
                                                             ---------------------------------------------------------
Total GMDB                                                         (5.3)        --          --          --        (5.3)

DAC/DFEL:
1Q03                                                               (1.8)      (0.6)         --        (3.6)       (6.0)
2Q03                                                                2.7        1.3          --         3.8         7.8
3Q03                                                               (0.7)       0.1          --         0.4        (0.2)
                                                             ---------------------------------------------------------
Total DAC/DFEL                                                      0.2        0.8          --         0.6         1.6

Total Effect                                                       $4.1       $1.1        $3.7        $0.6        $9.5


The following table displays the impact of the improvement in the equity markets by segment for the third quarter of 2003.


Impact of the Equity Markets by Segment ($ Millions) - Three Months Ended September 30, 2003
                                                                                       Segment
                                                             ---------------------------------------------------------
                                                                Lincoln       Life  Investment
                                                             Retirement  Insurance  Management  Lincoln UK   LNC Total
                                                             ---------------------------------------------------------
Fee Income:
Lagging Effect of 2Q03
Market Changes on 3Q03                                             $2.2        $--        $0.6        $0.1        $2.9
Current Effects in 3Q03                                             1.8         --         0.9         0.2         2.9
                                                             ---------------------------------------------------------
Total Fee Income                                                    4.0         --         1.5         0.3         5.8

Other                                                                --         --          --          --          --

GMDB:
No Change Effect 3Q03                                              (3.6)        --          --          --        (3.6)
Market Change Effect 3Q03                                           4.0         --          --          --         4.0
                                                             ---------------------------------------------------------
Total GMDB                                                          0.4         --          --          --         0.4

DAC/DFEL 3Q03                                                      (0.7)       0.1          --         0.4        (0.2)
                                                             ---------------------------------------------------------
Total Effect                                                       $3.7       $0.1        $1.5        $0.7        $6.0


See the discussion of results of operations for each business segment for additional details on the impact of the equity markets for the nine and three months ended September 30, 2003. See the discussion presented below under the topic "Fourth Quarter 2003 Guidance for the Estimated Effect of Equity Market Volatility" for information regarding the factors that LNC uses to estimate the expected effect of equity market volatility for the upcoming quarter.

Fourth Quarter 2003 Guidance for the Estimated Effect of Equity Market
Volatility

After the second quarter of 2003, LNC provided guidance on the estimated effect of equity market volatility on its third quarter of 2003 results. The following guidance is being provided for purposes of modeling the expected effects of equity market volatility for the fourth quarter of 2003. As will be explained in greater detail below, the effects on LNC's results of significant volatility in equity markets are complex and are not expected to be proportional for market increases and market decreases. The fourth quarter of 2003 information provided below is based upon market conditions and LNC's mix of business as of the end of the third quarter of 2003. All amounts provided in this guidance are on an after-tax basis. This guidance can be expected to change as actual circumstances change. Although LNC believes this guidance provides reasonable estimates based upon conditions as of October 1, 2003, actual results may differ materially from those projected and LNC claims no responsibility for updating this forward-looking information (see Forward-Looking Statements -- Cautionary Language at the beginning of
Item 2).

This guidance is intended to provide a general indication of the expected effect of equity market volatility on LNC's fee income;
deferred acquisition costs ("DAC") and present value of in-force ("PVIF") intangible assets; deferred front-end load revenue ("DFEL") and guaranteed minimum death benefit ("GMDB") reserves. Excluded from this guidance is the effect that equity market changes may have upon LNC's realized and unrealized gains and losses on investments and intangible assets, other than DAC and PVIF. For example, write-downs for impairment of goodwill and deferred dealer commission assets may be necessary under certain market conditions. These matters are not included within the guidance provided in this document.

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

It is important to understand that the actual effect on fee income of market changes in the current quarter of an equity market change and the effect in the immediately following quarter will not be equal to a pro-rata 25% of the estimated annualized effect of the market change. This is due to the fact that the actual change in fee income in the immediate quarter during which the market changes is measured by the change in actual variable account values from the beginning of the quarter compared to the average balance of variable account values for the quarter. The change in fee income due to the change from average account values to ending account values does not occur in the immediate quarter of the market change; rather, that change in fee income will occur in the quarter following the market change. LNC estimates that this lagging effect for the third quarter of 2003 equity markets change will not be significant in the fourth quarter of 2003 for the Lincoln Retirement segment, because average account values for the third quarter of 2003 were only slightly greater than the level of ending account values at September 30, 2003.

LNC also uses the S&P 500 index when describing the general effects of changes in equity markets for the Life Insurance segment. For the Lincoln UK segment, the FTSE 100 index provides a reasonable measure for approximating the effect of equity markets performance on earnings. LNC estimates that the lagging effect for the third quarter of 2003 equity markets change will create a decrease of $0.1 million in fee income for Lincoln UK in the fourth quarter of 2003, because average account values for the third quarter of 2003 were greater than the level of ending account values at September 30, 2003.

Additional market indices are used in measuring the effects of the market on the results of LNC's Investment Management segment. All of the relevant equity market indices (S&P, NASDAQ and MSCI EAFE) increased during the third quarter of 2003, ranging from a 2.2% increase in the S&P 500 to an 8.2% increase in the MSCI EAFE to a 10.1% NASDAQ increase. The lagging effect of the third quarter equity markets change is expected to be a $0.2 million increase in the fourth quarter of 2003 fee income.

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

Since the effects of continued equity market volatility are complex and subject to a variety of estimates and assumptions, such as assumed rates of long-term equity market performance, it is difficult to provide information that can be reliably applied to predict earnings effects over a broad range of equity markets performance alternatives. But in an effort to provide some insight into these matters, LNC has provided below illustrative examples of the effects that equity market volatility might be expected to have on LNC's earnings. The underlying assumptions regarding these illustrations are as follows:

1) The first scenario assumes that equity markets remain unchanged from their respective levels at September 30, 2003 through the fourth quarter of 2003.

2) The second scenario assumes that from September 30, 2003 through the end of the fourth quarter of 2003 equity markets increase smoothly by 2.5%.

3) The third scenario assumes that from September 30, 2003 through the end of the fourth quarter of 2003 equity markets decline smoothly by 2.5%.

As the above assumptions indicate, actual equity market changes that may have occurred since September 30, 2003 up to the date of issuance of this guidance are not being considered; rather, the examples that follow are provided to illustrate the effects of a hypothetical change in equity markets from September 30, 2003. The following tables are examples of the estimated effects on earnings that might be expected for each of these scenarios.

Scenario #1:
No change in equity markets from September 30, 2003 through December 31, 2003.


Estimated After-tax Effect on Fourth Quarter of 2003 Results (in millions):

                                                        Segment
                                ---------------------------------------------------------
                                   Lincoln       Life  Investment
                                Retirement  Insurance  Management  Lincoln UK   LNC Total
                                ---------------------------------------------------------
Fees - Lagging Effect of 3Q03
Market Changes on 4Q03*                $--        $--        $0.2       $(0.1)       $0.1
Fees - Current Effects in
Fourth Quarter                          --         --          --          --          --
                                ---------------------------------------------------------
Total Fee Income                        --         --         0.2        (0.1)        0.1

Other                                 (0.2)        --          --          --        (0.2)

GMDB-No Change Effect                 (2.3)        --          --          --        (2.3)
GMDB-Market Change Effect               --         --          --          --          --
                                ---------------------------------------------------------
Total GMDB                            (2.3)        --          --          --        (2.3)

DAC/DFEL**                              --       (0.3)         --        (0.9)       (1.2)
                                ---------------------------------------------------------
Total Effect                         $(2.5)     $(0.3)       $0.2       $(1.0)      $(3.6)


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


Scenario #2:
2.5% increase in equity markets from September 30, 2003 to December 31, 2003 occurs smoothly during the quarter.


Estimated After-tax Effect on Fourth Quarter of 2003 Results (in millions):

                                                        Segment
                                ---------------------------------------------------------
                                   Lincoln       Life  Investment
                                Retirement  Insurance  Management  Lincoln UK   LNC Total
                                ---------------------------------------------------------
Fees - Lagging Effect of 3Q03
Market Changes on 4Q03*                $--        $--        $0.2       $(0.1)       $0.1
Fees - Current Effects in
Fourth Quarter                         0.7         --         0.4         0.1         1.2
                                ---------------------------------------------------------
Total Fee Income                       0.7         --         0.6          --         1.3

Other                                   --         --          --          --          --

GMDB-No Change Effect                 (2.3)        --          --          --        (2.3)
GMDB-Market Change Effect              1.5         --          --          --         1.5
                                ---------------------------------------------------------
Total GMDB                            (0.8)        --          --          --        (0.8)

DAC/DFEL**                              --         --          --         0.1         0.1
                                ---------------------------------------------------------
Total Effect                         $(0.1)       $--        $0.6        $0.1        $0.6

 * See * under Scenario #1 for explanation.

** See ** under Scenario #1 for explanation.


Scenario #3:
2.5% decline in equity markets from September 30, 2003 to December 31, 2003 occurs smoothly during the quarter.


Estimated After-tax Effect on Fourth Quarter of 2003 Results (in millions):

                                                       Segment
                                ---------------------------------------------------------
                                   Lincoln       Life  Investment
                                Retirement  Insurance  Management  Lincoln UK   LNC Total
                                ---------------------------------------------------------
Fees - Lagging Effect of 3Q03
Market Changes on 4Q03*                $--        $--        $0.2       $(0.1)       $0.1
Fees --  Current Effects in
Fourth Quarter                        (0.7)        --        (0.4)       (0.1)       (1.2)
                                ---------------------------------------------------------
Total Fee Income                      (0.7)        --        (0.2)       (0.2)       (1.1)

Other                                 (0.4)        --          --          --        (0.4)

GMDB-No Change Effect                 (2.3)        --          --          --        (2.3)
GMDB-Market Change Effect             (3.5)        --          --          --        (3.5)
                                ---------------------------------------------------------
Total GMDB                            (5.8)        --          --          --        (5.8)

DAC/DFEL**                            (1.4)      (0.5)         --        (1.9)       (3.8)
                                ---------------------------------------------------------
Total Effect                         $(8.3)     $(0.5)      $(0.2)      $(2.1)     $(11.1)


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


-----------------------------------------------------------------------------------------------------------------------
                                                                        2.50% increase        2.50% decline
                                                     No Change          in Fourth             in Fourth
Segment and Effect*        Relevant Measure          in Market          Quarter 2003          Quarter 2003
-----------------------------------------------------------------------------------------------------------------------
Lincoln Retirement -       Ave Daily Change
Fee Income                 in S&P 500                $0.0 M x 0.0       $2.3 M x 1.25         $2.3 M x (1.25)
-----------------------------------------------------------------------------------------------------------------------
                           Actual Change
Lincoln Retirement -       in S&P 500                $0.3 M x (2.25)    $0.3 M x 0.25         $0.3 M x (4.75)
Other Items                vs. Expected
-----------------------------------------------------------------------------------------------------------------------
Lincoln Retirement -       Actual Change                               ($2.3 M) +            ($2.3 M) +
GMDB Incurred Costs        in S&P 500               ($2.3M)             $0.6 M x 2.5          $1.4 M x (2.5)
-----------------------------------------------------------------------------------------------------------------------
                           Actual Change
Lincoln Retirement -       in S&P 500 vs.            $0.0 M* x (2.25)   $0.1 M x 0.25         $0.3 M x (4.75)
DAC/DFEL                   Expected
-----------------------------------------------------------------------------------------------------------------------
                           Actual Change
Life Insurance -           in S&P 500 vs.            $0.11 M x (2.25)   $0.11 M x 0.25        $0.11 M x (4.75)
DAC/DFEL/PVIF              Expected
-----------------------------------------------------------------------------------------------------------------------
Investment
Management -               Blend of
Fee Income                 Market Indices            $0.6 M x 0.0       $0.6 M x 2.5          $0.6 M x (2.5)
-----------------------------------------------------------------------------------------------------------------------
Investment                 Blend of
Management - DAC**         Market Indices            $0.0 M x (2.25)    $0.0 M x 0.25         $0.0 M x (4.75)
-----------------------------------------------------------------------------------------------------------------------
Lincoln UK -               Ave Daily Change
Fee Income                 in FTSE 100               $0.2 M x 0.0       $0.2 M x 1.25         $0.2 M x (1.25)
-----------------------------------------------------------------------------------------------------------------------
                           Actual Change in
Lincoln UK -               FTSE 100 vs.              $0.4 M x (2.25)    $0.4 M x 0.25         $0.4 M x (4.75)
DAC/DFEL/PVIF              Expected Change
-----------------------------------------------------------------------------------------------------------------------


 * The factor for no change in market for Lincoln Retirement DAC is $0.0
   M. This is because the GMDB reserve adjustment results in an increase or decrease to actual gross profits and therefore has an inverse impact on DAC amortization. The interplay of GMDB reserve changes on DAC unlocking and DAC amortization is taken into consideration in the model.

** The factors for a 1% change in the equity markets for the Investment
   Management segment DAC are noted as approximately $0.0 M on the above chart. This is because the trigger points for unlocking are beyond the percentage changes noted in the above scenarios. The trigger point for negative DAC unlocking in the fourth quarter of 2003 is an approximate 21% decline in the equity markets and the trigger point for positive unlocking in the fourth quarter is an approximate 23% increase in the equity markets.


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

The following table provides the annual after-tax effect for changes in equity markets for the Lincoln Retirement segment related to fee income and other:


($Millions for each 1% Change in Relevant Market Index)
--------------------------------------------------------------------------------------
               20% +    11 - 20%  6 - 10%   1 to 5%  No      1 to 5%   6 - 10%
               Decline  Decline   Decline   Decline  Change  Increase  Increase   10%+
--------------------------------------------------------------------------------------
Fee Income     (1.9)    (2.1)     (2.2)     (2.3)    --      2.3       2.4        2.5
--------------------------------------------------------------------------------------
Other          (0.3)    (0.3)     (0.3)     (0.3)    --      0.3       0.3        0.3
--------------------------------------------------------------------------------------


The estimated annual effects indicated in the table above are applicable for the fourth quarter of 2003. For example, assume an estimate is being computed for the quarterly effect on Lincoln Retirement fee income due to a 2.5% increase in the markets occurring in the fourth quarter of 2003. In this example, the expected quarterly effect of a fourth quarter 2.5% increase is estimated as: ($2.3 x 1.25/4) = $0.72 million.

The table provided below contains information for use in estimating the fourth quarter 2003 after-tax effect for changes in equity markets for the Lincoln Retirement segment related to GMDB and DAC. For GMDB, quarterly results will include a reserve adjustment. This is due to the fact that LNC has established the GMDB reserves net of anticipated future GMDB fee revenues. As a result, an adjustment will be required to increase GMDB reserves during periods where a GMDB Net Amount At Risk exists.

Based upon the Net Amount At Risk for GMDB at September 30, 2003, the fourth quarter 2003 GMDB reserve adjustment is estimated at $2.3 million (included in the no change column in the table below).


($Millions for each 1% Change in Relevant Market Index)
--------------------------------------------------------------------------------------
               20% +    11 - 20%  6 - 10%   1 to 5%  No      1 to 5%   6 - 10%
               Decline  Decline   Decline   Decline  Change  Increase  Increase   10%+
--------------------------------------------------------------------------------------
GMDB           (2.0)    (1.6)     (1.4)     (1.4)   (2.3)    0.6       0.9        1.1
--------------------------------------------------------------------------------------
DAC            (1.0)    (0.6)     (0.5)     (0.3)     --     0.1       0.1        0.2
--------------------------------------------------------------------------------------


The estimated quarterly effects indicated in the table above are applicable for the fourth quarter of 2003. For example, assume an estimate is being computed for the quarterly effect on Lincoln
Retirement's GMDB reserve due to a 2.5% increase in the equity markets occurring in the fourth quarter of 2003. The estimated quarterly effect is calculated as follows: $(2.3) + $0.6 x 2.5 = $(0.8) million.

Accounting for Costs Associated with Exit or Disposal Activities. In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("FAS 146"), which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("Issue 94-3"). The principal difference between FAS 146 and Issue 94-3 is that FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than at the date of an entity's commitment to an exit plan. FAS 146 is effective for exit or disposal activities after December 31, 2002. LNC adopted FAS 146 on January 1, 2003 and the adoption of the Statement affects the timing of when an expense is recognized for restructuring activities.

Accounting for Stock-Based Compensation. On December 31, 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation- Transition and Disclosure" ("FAS 148"), which provides alternative methods of transition for entities that change to the fair value method of accounting for stock-based employee compensation.

The three transition methods provided under FAS 148 are the prospective, the modified prospective and the retroactive restatement methods. LNC adopted the retroactive restatement method, which requires that companies restate all periods presented to reflect stock-based employee compensation cost under the fair value accounting method in FAS 123 for all employee awards granted, modified or settled in fiscal years beginning after December 15, 1994. LNC adopted the fair value method of accounting under FAS 123, as amended by FAS 148, as of January 1, 2003 and has restated financial statements for the years 2002, 2001, and 2000.

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

The following table provides the impact of the restatement for stock-based compensation for the years ended December 31, 2002 and 2001. For the effect of the restatement on the nine and three months ended September 30, 2002, refer to Note 2 to the September 30, 2003 unaudited consolidated financial statements and the discussion of results of operations for each business segment.

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
                                          =======                  =======

Accounting for Variable Interest Entities. In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("Interpretation 46"), which requires the consolidation of variable interest entities ("VIE") by an enterprise if that enterprise has a variable interest that will absorb a majority of the VIE's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur, or both. If one enterprise will absorb a majority of a VIE's expected losses and another enterprise will receive a majority of that VIE's expected residual returns, the enterprise absorbing a majority of the losses shall consolidate the VIE. VIE refers to an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In October 2003, the FASB delayed the effective date of this Interpretation until the fourth quarter of 2003 for VIEs in which an enterprise holds a variable interest acquired before February 1, 2003. LNC expects to adopt this Interpretation prospectively with a cumulative-effect adjustment as of the end of the period ending December 31, 2003. As key guidance with respect to certain aspects of the new Interpretation is still emerging, LNC has not been able to finalize the expected effect of adoption.

Among the matters that LNC is reviewing in connection with the fourth quarter 2003 effective date is the potential application to Collateralized Debt Obligation (CDO) pools that are managed by LNC. Because the fees earned by LNC for managing these CDOs are required to be included in the analysis of expected residual returns, it is likely that such CDO pools may fall under the consolidation requirements of Interpretation 46. If the invested assets within the CDO pools and the liabilities owed by the CDO pools to the third party investors are required to be brought onto LNC's consolidated balance sheet, LNC would disclose that the CDO pool liabilities are nonrecourse to LNC.


Because the fair value of the underlying invested assets in the CDO pools is currently below amortized cost basis, if LNC is required to consolidate the CDO pools, the value of the assets recorded upon initial adoption of the new Interpretation is expected to be less than the amount of nonrecourse debt. Based upon information currently available, LNC estimates that the fair value of the CDO pool assets is about  $1.2 billion and that the nonrecourse debt would be recorded at about $1.5 billion. LNC has an investment of about $22.0 million in certain of the CDO pools that it manages; at September 30, 2003 these investments had a fair value of $21.2 million. LNC does not bear the economic risk of the loss represented by the approximate $300 million difference between the value of all of the CDO pool assets and the total amount of CDO pool nonrecourse debt. Yet under this emerging guidance, at the time of adopting these new rules LNC's financial statements would not reflect the fact that it is the third party investor group, and not LNC, that bears the economic risk of these losses.

To record the difference between the value of the CDO pool assets and the CDO pool nonrecourse debt on LNC's balance sheet upon the adoption of Interpretation 46, LNC would record a charge to equity through Other Comprehensive Income for the cumulative temporary declines in underlying investment asset values and LNC would record a charge to net income equal to the declines in value of the underlying investment assets that are considered other than temporary. At December 31, LNC will complete the analysis of all of the underlying investment assets held within these CDO pools in order to determine which of these investments have experienced declines in fair value that are other than temporary.

In subsequent periods, when the underlying invested assets are sold and the proceeds are distributed to the investors, LNC would record gains associated with the extinguishment of nonrecourse debt. This reversal of the losses recorded upon the initial adoption of Interpretation 46 as the CDO pools liquidate reflects the fact that it is the third party investors, and not LNC, that ultimately bears the risk of loss from these CDO pools.

The FASB is still considering important guidance relating to these types of investment pools. Until final guidance is issued, LNC is unable to finalize its review of these matters. In addition, LNC does not currently have access to all information necessary to determine the ultimate effects of such a required consolidation, because LNC is not the trustee or the administrator of the CDO pools. Accordingly, the estimated effects of the adoption of Interpretation 46 that are discussed in the preceding paragraphs are subject to change, pending the issuance of final guidance by the FASB and LNC's obtaining the necessary information from the CDO pool trustees and administrators.

Since LNC's role of investment manager for the CDO pools does not expose LNC to risk of loss on the underlying invested assets, LNC management does not believe the accounting model imposed under Interpretation 46 is reflective of the true underlying economics for the investment manager of these types of CDO pool arrangements. However, based upon the current status of this emerging guidance, it appears that LNC will be required to apply this accounting model in order to comply with generally accepted accounting principles.

Although LNC and the industry continue to review the new rules, at the present time LNC does not believe there are other significant VIEs that would result in consolidation with LNC, beyond the managed CDO pools discussed above.

Accounting for Modified Coinsurance. In April 2003, the FASB's Derivative Implementation Group issued Statement 133 Implementation Issue No. B36 ("DIG B36") addressing the accounting for modified coinsurance agreements ("Modco") and coinsurance with funds withheld ("CFW") reinsurance agreements. This implementation guidance concluded that Modco and CFW agreements contain embedded derivatives that must be accounted for separately from the underlying reinsurance agreements. In conjunction with the initial application of these new rules, companies that have ceded business and are holding invested assets under these types of reinsurance arrangements may reclassify available for sale invested assets to trading account classification, where such securities relate to the embedded derivatives in the reinsurance agreements.

The effective date for implementation of DIG B36 for LNC is the October 1, 2003 start date of the fourth quarter. Upon adoption, LNC will record the fair value of the applicable embedded derivatives in net income as a cumulative effect of a change in accounting. The new rules do not provide guidance with respect to a number of key implementation matters, presenting LNC and the life insurance industry with several challenging decisions and numerous alterative interpretations as to the application of the new rules. Accordingly, LNC is currently evaluating alternative interpretations that could affect the amounts recorded at the time of adoption as well as the way changes in the fair values of invested assets and embedded derivatives associated with these reinsurance agreements will be reflected within LNC's financial statements on an ongoing basis.

Among the matters LNC is currently evaluating is how to characterize the embedded derivatives in various Modco and CFW reinsurance agreements. Alternatives under consideration include viewing the embedded derivatives as total return swaps or credit default derivatives. Once the characterizations of the various embedded derivatives are decided upon, LNC must then determine what methodologies to use to measure the fair value of the embedded derivatives. For instance, if LNC determines that characterization of an embedded derivative as a total return swap is appropriate for a particular agreement, LNC might look to the unrealized gains and losses included within the invested assets supporting the agreement as a means of measuring the fair value of the embedded derivative. In such circumstances, upon adoption of the new rules LNC may decide to reclassify that portion of the underlying invested assets that are currently classified as available for sale securities to trading account assets.

To illustrate the potential effect that the initial adoption of these rules could have on LNC's financial statements, information relating to invested assets held by LNC at September 30, 2003 under Modco and CFW agreements is provided below. The actual effect of adoption will vary depending upon a number of factors, such as how the embedded derivatives are characterized, the valuation methodologies selected, whether the terms of the reinsurance agreements provide for a pass through of the total return of an identified investment portfolio or some other measure, whether or not invested assets within such reinsurance investment portfolios are reclassified from available for sale to trading account and the amount of unrealized gains or losses of the relevant invested assets at the adoption date.

At September 30, 2003, the fair value of LNC invested assets associated with Modco and CFW agreements totaled about $3.3 billion. The net unrealized pre-tax gain associated with these assets at September 30, 2003 was about $394 million. Included within that total net gain is about $372 million of net gain related to available for sale securities and $22 million of net gain related to other invested assets. If LNC should determine that the best characterization of the embedded derivatives associated with these various agreements is that of total return swaps, and if LNC determines that the unrealized gains and losses of the underlying invested asset portfolios can be used to measure the value of the embedded derivative, then LNC would record a $394 million pre-tax loss in net income upon the initial adoption of the new rules to record the various embedded derivatives. LNC would also record a pre-tax increase in equity of $372 million to reverse adjustments previously recorded due to the fact that unrealized gains or losses on the reinsurance portfolios generally inure to the benefit or detriment of the assuming reinsurance company. The $22 million pre-tax net effect on LNC's equity of the initial adoption adjustments would reverse over the term of the reinsurance agreements, as the net unrealized gains associated with invested assets that are not classified as available-for-sale securities are realized in future periods.

If LNC decided to concurrently reclassify all relevant available-for-sale invested assets as trading account assets upon the initial adoption of these new rules, LNC would record a pre-tax gain in net income of $372 million. However, LNC's equity would not be affected by this reclassification accounting, as the previously recorded increases to shareholder's equity booked in Other Comprehensive Income as a result of the available-for-sale classification of these investments would be reversed upon the reclassification of these invested assets from available-for-sale to trading account.

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

Not included in the above discussion are a number of reinsurance agreements where LNC accepts business as a reinsurer on a Modco basis and then cedes the business off on a Modco basis to Swiss Re. LNC does not hold the underlying invested assets under these agreements, and LNC has effectively transferred all underwriting and investment risks associated with these agreements. LNC is a party to a number of such reinsurance agreements, which at September 30, 2003 aggregated about $1.7 billion of business. While LNC continues to review the treatment of these Modco agreements under these new rules, it appears that the embedded derivatives associated with these agreements will be characterized as total return swaps. Based upon information available at this time and the preliminary conclusion that these embedded derivatives should be characterized as total return swaps, LNC expects that its position as an accepting reinsurer and a ceding company on the same business should result in equal and offsetting changes in the value of the embedded derivatives associated with these agreements. Accordingly, LNC would not expect that the embedded derivatives associated with these reinsurance agreements would create significant volatility in reported net income in future periods.

In addition, LNC has acquired certain blocks of variable annuity and life business using Modco reinsurance structures. At September 30, 2003 there was about $330 million of business acquired in this manner. LNC continues to review whether the accounting for these agreements will change under the new rules; based upon information available at this time LNC does not believe there will be any new effects on net income created by the adoption of the new embedded derivative accounting rules for these agreements, given the fact that the assets and liabilities associated with these variable blocks of business are already reflected at fair value within LNC's financial statements.

Restructuring Charges

In June 2003, LNC announced the realignment of its life insurance and annuity businesses into a single operating unit focused on providing wealth accumulation and protection; income distribution and wealth transfer products.

On August 4, 2003, LNC announced that in addition to the previously announced realignment of LNC's life and annuity businesses it is taking further action to position LNC for future growth. The actions are expected to impact all domestic operations. In total, the planned actions, including the previously announced realignments, are expected to result in pre-tax savings of $30 million in 2003, $80 million in 2004 and $105 million in 2005. Offsetting these savings are related pre-tax charges estimated to be $135 million which are expected to occur over a three year period, with an estimated $75 million in 2003, $55 million in 2004 and $5 million in 2005. Also, offsetting the savings are pre-tax investments in business growth initiatives of which $15 million are expected to be recognized in 2003, $30 million in 2004 and $35 million in 2005. The after-tax impact to net income from the investments in business growth initiatives, expense savings and charges is estimated to result in a net charge of $39 million in 2003, net charge of $3 million in 2004 and net savings of $42 million in 2005. The number of job eliminations is expected to range between 800 and 1,000, including approximately 500 that have occurred in the nine-month period ended September 30, 2003.

For an update on the status of restructuring plans implemented from 1999 through September 30, 2003, refer to Note 10 to the September 30, 2003 unaudited consolidated financial statements.


RESULTS OF OPERATIONS BY SEGMENT


Lincoln Retirement

Results of Operations

                                          Nine Months Ended             Three Months Ended
                                            September 30,                 September 30,
                                          2003        2002              2003         2002
--------------------------------------------------------------------------------------------
Net Income (Loss) (in millions)         $190.6       $48.7            $102.0        $(7.0)

Items Included in Net Income (Loss):
Realized Gain (Loss) on Investments
and Derivative Instruments (after-tax)  $(37.7)     $(98.2)            $13.2       $(28.8)
Restructuring Charge (after-tax)          (9.5)       (1.0)             (5.5)          --

Average Daily Variable Account Values
(in billions)                            $29.2       $32.0             $31.5        $28.0


September 30 (in billions)                                              2003         2002
--------------------------------------------------------------------------------------------
Account Values
Variable Annuities                                                     $31.7        $25.9

Fixed Annuities                                                        $21.1        $19.6
Reinsurance Ceded                                                       (2.2)        (1.9)
                                                                   ----------------------

Total Fixed Annuities                                                  $18.9        $17.7

Total Account Values                                                   $50.6        $43.6


Net income increased $141.9 million and $109.0 million for the nine and three months ended September 30, 2003, respectively, compared with the same periods in 2002. Included within net income for the nine and three month periods ended September 30, 2003 are $2.8 million and $6.5 million of increased earnings, relative to prior year periods, due to adjustments associated with certain annuity reinsurance recoverables.

Stock-Based Compensation

The periods presented for 2002 have been restated for the adoption of FAS 123 and FAS 148. See the discussion under the topic "Accounting for Stock-Based Compensation" presented in the Consolidated Results of Operations for further discussion of this matter. The effect of adoption was a decrease of $3.0 million and $1.0 million in net income in the nine and three months ended September 30, 2002, respectively, from previously reported amounts.

Realized Gains (Losses) on Investments and Derivative Instruments

Realized losses on investments and derivative instruments for the Lincoln Retirement segment decreased $60.5 million for the nine months ended September 30, 2003 compared with the same period in 2002. For the three months ended September 30, 2003 realized gains on investments and derivatives were $13.2 million, compared with realized losses on investments and derivatives of $28.8 million for the same period in 2002. Realized investment gains for the third quarter 2003 include a $10.9 million unfavorable adjustment resulting from the completion of the third quarter 2003 DAC assumption review discussed previously. For additional detail on realized losses see the discussion in the Consolidated Investments section.

Equity Market Impact

The improvement in the equity markets favorably affected the segment's earnings through positive unlocking of deferred acquisition costs ("DAC") and the present value of in-force intangible ("PVIF"), a decrease in reserves and benefit payments for guaranteed minimum death benefits ("GMDB"), partially offset by lower fees resulting from lower average variable account values compared with the first nine months of 2002. The increase in the equity markets positively affected earnings by $57.7 million in the nine months ended September 30, 2003 and $51.8 million in the three months ended September 30, 2003 compared with the same periods in 2002.

Average variable annuity account values were $2.8 billion lower for the nine-month period, and $3.5 billion higher for the three-month period ended September 30, 2003, respectively, compared with the same periods in 2002. The lower average account balance for the nine months resulted in a reduction of fees lowering earnings by $15.2 million compared with the same period in 2002. The higher average account values for the three-month period resulted in higher fees and increased earnings $6.5 million compared with the same period in 2002.

Due to the improvement in the equity markets, variable annuity account values at September 30, 2003 were $5.8 billion higher than September 30, 2002. The positive effect of equity markets on DAC and PVIF unlocking and net changes in amortization increased earnings by $25.0 million and $11.4 million in the nine and three-month periods ended September
30, 2003, respectively, compared with the same periods of 2002. Decreases in GMDB reserves and benefit payments resulted in a positive variance of $45.0 million and $34.6 million for the nine and three-month periods ended September 30, 2003, respectively, compared with 2002 periods. (See the section captioned "Critical Accounting Policy -- Guaranteed Minimum Death Benefit Reserving" for additional details). In addition, there were variances of $2.9 million and $(0.7) million for the nine and three month 2003 periods, respectively related Lincoln Retirement's Separate Account Dividends Received Deduction ("DRD") tax benefit.

Refer to the Fourth Quarter 2003 Guidance for Estimated Effect of Equity Market Volatility section for estimates of the effect of movements in the equity markets on Lincoln Retirement's earnings.

Investment Margins

Investment margins on fixed annuities were $24.3 million and $6.5 million higher in the nine-month and three-month periods ended September 30, 2003, respectively, compared with the same periods of 2002. The increase in margins resulted from reductions in crediting rates and increased levels of mortgage loan prepayments, which exceeded the effects of overall declines in yields on related investment assets during the periods ended September 30, 2003. (See further discussion on investment margins and the interest rate risk due to falling interest rates in Item 3, Quantitative and Qualitative Disclosures About Market Risk.)

Net Flows -- Fixed Annuities

Average gross fixed annuity account values for the nine and three-months ended September 30, 2003 were $2.0 billion and $1.7 billion higher, respectively, than the same periods in 2002. This increase contributed additional earnings of $9.2 million and $4.7 million in the first nine months and third quarter of 2003 compared with the same periods in 2002. The increase in fixed annuity account values was due to the positive net flows for fixed annuities. (See below for further discussion of net flows.)

Restructuring Charges

Restructuring charges for the Lincoln Retirement segment were $9.5 million and $5.5 million for the nine and three month periods ended September 30, 2003, respectively. Included in these amounts are $7.2 million and $5.3 million for the comparable periods related to the combining of the Lincoln Retirement and Life Insurance operations announced in June of 2003. The remaining amounts, $2.3 million and $0.2 million, related to the consolidation of the fixed annuity operations in Schaumburg, Illinois into Fort Wayne, Indiana. For further details refer to Note 10 to the September 30, 2003 unaudited consolidated financial statements.

Critical Accounting Policy -- Deferred Acquisition Costs and Present Value of In-Force

Refer to Management's Discussion and Analysis of LNC's annual report on Form 10-K for the year ended December 31, 2002, for a detailed discussion of this critical accounting policy. At September 30, 2003, Lincoln Retirement's reversion to the mean gross growth rate assumption for the equity markets was 6.45%, which compares to the assumption of 9% at December 31, 2002. The decrease in the growth rate was due to the increase in the equity markets since December 31, 2002.

As discussed in the Results of Consolidated Operations - Critical Accounting Policy - DAC, PVIF and DFEL, a comprehensive review of the assumptions underlying the amortization of the DAC and PVIF assets was completed during the third quarter of 2003. Excluding amounts included in Realized Gains (Losses) on Investments and Derivative Instruments discussed above, net income for the Lincoln Retirement segment for the third quarter includes a $1.5 million favorable adjustment resulting from the completion of this review.

Critical Accounting Policy -- Guarantee Minimum Death Benefit Reserving

Refer to Management's Discussion and Analysis of LNC's annual report on Form 10-K for the year ended December 31, 2002, for a detailed discussion of this critical accounting policy. At September 30, 2003, Lincoln Retirement's net amount at risk ("NAR") was $2.6 billion and the GAAP reserve was $63.7 million. The reserve for statutory accounting was $87.5 million. The comparable amounts at December 31, 2002 were a NAR of $4.6 billion, GAAP reserves of $84.5 million and statutory reserves of $144.1 million. See the table below for additional statistics related to GMDB as of September 30, 2003:



                                         Return of    High Water
                                          Premium        Mark       Roll-Up    No GMDB    Total
                                         ---------    ----------    -------   --------  --------
Variable Annuity Account
Value (billions)                           $23.2        $11.0         $0.3       $7.1     $41.6
% of Total Annuity Account Value            55.7%        26.5%         0.7%      17.1%    100.0%
Average Account Value                    $33,496      $66,963      $98,616    $48,874   $42,873
Average NAR                               $9,083       $8,638      $16,445        N/A    $8,964
GAAP Reserve (millions)                    $17.2        $44.8         $1.7        N/A     $63.7
NAR (billions)                              $0.9         $1.7          $--        N/A      $2.6
Average Age of Contract Holder                51           61           64         59        54
% of Contract Holders
> 70 Years of Age                            9.7%        26.2%        30.4%      21.9%     14.5%


As described in LNC's annual report on Form 10-K for the year ended December 31, 2002, LNC has variable annuity contracts containing GMDB's which have a dollar for dollar withdrawal feature. As of September 30, 2003, there were 557 contracts for which the death benefit to account value ratio was greater than ten to one. The NAR on these contracts was $40.9 million. Effective May of 2003, the GMDB feature offered on new sales was a pro-rata GMDB feature whereby each dollar of withdrawal will reduce the GMDB benefit in proportion to the current GMDB to account value ratio.

The IRS recently issued guidance permitting tax-free treatment for partial exchanges of non-qualified contracts. LNC does not permit partial exchanges on its non-qualified contracts. To take advantage of the dollar for dollar feature, the contract holder must take a taxable withdrawal, and pay any applicable surrender charges. Such withdrawals would not qualify for tax-free partial exchange treatment under the current published guidelines from the IRS. LNC reports the appropriate amount of any withdrawals as taxable income to the IRS, and indicates whether or not tax penalties apply under the premature distribution rules.



Net Flows

                                                   Nine Months Ended             Three Months Ended
                                                      September 30,                 September 30,
---------------------------------------------------------------------------------------------------
(in billions)                                       2003        2002              2003        2002
---------------------------------------------------------------------------------------------------
Variable Portion of Annuity Deposits                $2.0        $2.2              $0.8        $0.6
Variable Portion of Annuity Withdrawals             (2.3)       (2.6)             (0.8)       (0.8)
                                                 -------     -------           -------     -------
Variable Portion of Variable Annuity Net Flows      (0.3)       (0.4)               --        (0.2)

Fixed Portion of Variable Annuity Deposits           1.2         1.4               0.4         0.5
Fixed Portion of Variable Annuity Withdrawals       (0.8)       (0.9)             (0.2)       (0.3)
                                                 -------     -------           -------     -------
Fixed Portion of Variable Annuity Net Flows          0.4         0.5               0.2         0.2

Fixed Annuity Deposits                               1.1         1.5               0.3         0.6
Fixed Annuity Withdrawals                           (0.7)       (1.2)             (0.2)       (0.5)
                                                 -------     -------           -------     -------
Fixed Annuity Net Flows                              0.4         0.3               0.1         0.1
Total Annuity Net Flows                             $0.5        $0.4              $0.3        $0.1
Incremental Deposits(1)                             $4.3        $4.8              $1.5        $1.6


(1) Incremental Deposits represent gross deposits reduced by transfers from other Lincoln annuity products.

Net Flows and Product Sales

With positive net flows in the third quarter of 2003, the Lincoln Retirement segment experienced positive net flows for the ninth consecutive quarter. Net flows for the first nine months and third quarter of 2003 were $93 million and $209 million higher, respectively, compared with the same periods in 2002. Although gross annuity deposits were down, the Lincoln Retirement segment experienced an improvement in persistency, as evidenced by lower withdrawals. Overall gross annuity deposits declined $683 million, or 13.5%, and $116 million, or 6.8%, in the first nine months and third quarter of 2003, respectively, compared with the same periods in 2002. The decline occurred in sales of both individual variable and fixed annuities for the nine months of 2003 compared with the same period of 2002, while individual variable annuity deposits increased $86 million in the third quarter of 2003 compared with the same period last year. American Legacy Variable Annuity, and Lincoln ChoicePlusSM variable and fixed annuity gross deposits were down $254 million, or 19%, and $59 million, or 7%, respectively, for the nine-month period. For the three-month period, American Legacy Variable Annuity and Lincoln ChoicePlusSM variable and fixed annuity gross deposits increased $59 million, or 15%, and $34 million, or 12%, respectively.

The favorable third quarter variable annuities sales experience was due in part to the June 2003 introduction by the Lincoln Retirement segment of the Lincoln Principal SecuritySM feature, which provides the contractholder with a guaranteed living benefit. Approximately 27% of American Legacy Variable Annuity and 42% of Lincoln ChoicePlusSM variable annuity sales for the third quarter selected this feature. The feature is available for an additional fee and provides a guarantee equal to the initial purchase payment (or contract value if elected after issue) as adjusted for subsequent purchase payments and withdrawals. It also allows investors to make annual withdrawals up to the amount of their original deposit, provided each annual withdrawal is less than seven percent of the initial deposit. LNC will waive fees for this feature after year five as long as withdrawal activity has been and remains minimal and the benefit has not been reset, an innovative element in the Guaranteed Minimum Withdrawal Benefit ("GMWB") market. As of September 30, 2003, less than 10% of deposits that selected this feature have elected automatic withdrawals at the seven percent level. In order to manage the equity market risk associated with this feature, the Lincoln Retirement segment implemented a hedging strategy. During the third quarter, the hedging program was broadened to also mitigate the risk associated with variable annuity embedded minimum death benefit guarantees. At September 30,2003, account balances covered in this hedging program combined with account balances for which there is no death benefit represent approximately 45% of total variable annuity account balances.

In addition to the introduction of the Lincoln Principal SecuritySM feature, Lincoln Financial Distributors ("LFD") had several new wholesalers in place during the third quarter of 2003, and more are expected to be in place in the near future. The increase in wholesalers is expected to strengthen LNC's penetration in the variable annuity market.

Partially offsetting the decline in individual annuities product sales was an increase in employer-sponsored annuity product sales, which were up $153 million, or 10%, in the nine months ended September 30, 2003 and were flat for the third quarter of 2003 compared with the same periods in 2002. The strong sales performance in 2003 within employer-sponsored annuities is a result of increased deposits in the Alliance program. Sales of the Alliance program were $741 million in the first nine months of 2003, up from $433 million in the first nine months of 2002. Alliance sales are expected to moderate over the remainder of 2003 as first quarter 2003 sales of $337 million benefited from the large number of enrollments from employer-sponsored plans.

Life Insurance

Results of Operations


                                            Nine Months Ended             Three Months Ended
                                              September 30,                   September 30,
(in millions)                               2003         2002              2003         2002
--------------------------------------------------------------------------------------------
Net Income                                $169.9       $146.6             $55.8        $46.4

Items Included in Net Income:
Realized Loss on Investments and
Derivative Instruments (after-tax)        $(11.3)      $(59.3)            $(1.3)      $(16.3)
Restructuring Charge (after-tax)           (10.0)          --              (1.6)          --

First Year Premiums (by Product)
Universal Life                            $445.8       $318.2            $172.3       $132.9
Variable Universal Life                     55.0        107.5              16.6         26.1
Whole Life                                  22.0         19.3               8.5          7.7
Term                                        29.3         24.2              10.5          7.3
                                         ---------------------------------------------------
Total Retail                               552.1        469.2             207.9        174.0
Corporate Owned Life Insurance ("COLI")     96.1         61.3              23.8          7.8
                                         ---------------------------------------------------
Total First Year Premiums                 $648.2       $530.5            $231.7       $181.8


September 30 (in billions)                                                 2003         2002
--------------------------------------------------------------------------------------------
Account Values
Universal Life                                                             $8.8         $8.0
Variable Universal Life                                                     2.0          1.6
Interest-Sensitive Whole Life                                               2.2          2.2
                                                                         -------------------
Total Life Insurance Account Values                                       $13.0        $11.8

In Force - Face Amount
Universal Life and Other                                                 $127.8       $124.1
Term Insurance                                                            145.5        123.9
                                                                         -------------------
Total In-Force                                                           $273.3       $248.0


Net income increased $23.3 million, or 16%, and $9.4 million, or 20%, for the nine-month and three-month periods ended September 30, 2003, respectively, compared with the same periods in 2002.

Stock-Based Compensation

The 2002 periods have been restated for the adoption of FAS 123 and FAS
148. See the discussion under the topic "Accounting for Stock-Based Compensation" presented in the Consolidated Results of Operations for further discussion of this matter. The effect of adoption was a decrease of $2.1 million and $0.7 million to net income in the nine-month and three-month periods ended September 30, 2002, respectively, from previously reported amounts.

Realized Losses on Investments and Derivative Instruments

The Life Insurance segment had an improvement of $48.0 million and $15.0 million in realized investment losses for the nine-month and three-month periods ended September 30, 2003, respectively, relative to the same periods of 2002. Realized investment gains for the third quarter 2003 include a $12.7 million unfavorable adjustment resulting from the completion of the third quarter 2003 DAC assumption review discussed previously. For additional detail on realized losses see the discussion in the Consolidated Investments section.

Mortality

Improved mortality margin (mortality assessments less net death benefits, net of DAC unlocking) resulted in a $7.8 million increase in earnings in the nine months ended September 30, 2003 and a $3.2 million increase in the three months ended September 30, 2003 over the same periods in 2002.

Investment Margins

Lower investment margins reduced income by $1.2 million in the nine months ended September 30, 2003 compared with the same period in 2002, primarily due to lower investment yields. This unfavorable variance is primarily related to traditional whole life insurance products and corporate account investments where LNC bears the risk for falling interest rates. For the three months ended September 30, 2003 investment margins improved $1.3 million compared with the same 2002 period, as the impact of lower yields was offset by lowering credited rates to the customers of universal life and interest sensitive whole life insurance products, (except for policies which were already at their guaranteed minimum interest rate). (See discussion on investment margins and the interest rate risk due to falling interest rates in Item 3, Quantitative and Qualitative Disclosures About Market Risk.)

Equity Market Impact

The overall positive performance of the equity markets resulted in positive DAC unlocking of $0.8 million in the nine months ended September 30, 2003 and $0.1 million in the three months ended September 30, 2003 compared with negative DAC unlocking of $3.2 million and $1.8 million, respectively, for the nine and three month periods in 2002. In addition to the unlocking impact, the favorable market performance in the second and third quarters of 2003 has offset the negative impact of market declines in 2002 on the Life Insurance segment's asset-based fee revenue on variable universal life ("VUL") insurance products (less than 16% of account values are VUL). Refer to the Fourth Quarter 2003 Guidance for Estimated Effect of Equity Market Volatility section for estimates of the effect of movements in the equity markets on the Life Insurance segment's earnings.

Critical Accounting Policy -- DAC and PVIF

Refer to Management's Discussion and Analysis of LNC's annual report on Form 10-K for the year ended December 31, 2002, for a detailed discussion of this critical accounting policy. In 2003, the Life Insurance segment experienced negative DAC unlocking of $20.4 million and $11.5 million in the first nine months and third quarter, respectively, compared with positive unlocking of $0.3 million in the nine months and negative unlocking of $1.0 million for the third quarter of 2002. Included in these amounts for 2003 is $10.5 million resulting from the completion of a third quarter comprehensive review of the assumptions underlying the amortization of the DAC and PVIF assets. The DAC unlocking for the first nine months of 2003 also includes $7.2 million related to a second quarter change in future assumptions regarding face amount reductions (i.e. prospective unlocking). The 2003 assumption change relating to face amount reductions is expected to lower future gross profits resulting in an increase in DAC amortization. In the nine-month and three-month periods ended September 30, 2003, there was an increase of $6.1 million and $2.5 million, respectively, in the rate of amortization of the DAC asset compared with the same periods in 2002. For additional information, refer to the discussion in Results of Consolidated Operations - Critical Accounting Policy - DAC, PVIF and DFEL.

Restructuring Charges

In the first quarter of 2003, the Life Insurance segment announced it is realigning operations in Hartford, Connecticut and Schaumburg, Illinois to enhance productivity, efficiency and scalability while positioning the segment for future growth. In the first nine months of 2003, the Life Insurance segment incurred restructuring charges of $9.3 million and other realignment related expenses of $1.3 million. In the third quarter of 2003, the Life Insurance segment incurred restructuring charges of $0.9 million and other realignment related expenses of $0.1 million. Restructuring charges related to the combining of the Lincoln Retirement and Life Insurance operations announced in June 2003 were $0.7 million for the nine-month and three-month periods ended September 30, 2003. For further details refer to Note 10 to the September 30, 2003 unaudited consolidated financial statements.

In-force and Product Sales

As measured by life insurance in-force, the Life Insurance segment increased 10% from September 30, 2002 primarily due to strong growth in term life insurance in-force (up 17%). Account values increased $1.2 billion, or 10%, from September 30, 2002. The drivers of this increase were positive net flows, net of policyholder assessments, of approximately $1.4 billion across all products during the twelve months ended September 30, 2003, and interest earned on the fixed products.

Total sales of retail and corporate owned life insurance products, as measured by first year premiums, were up $117.7 million, or 22%, and $49.9 million, or 27%, for the first nine months and third quarter of 2003 compared with the same periods last year. Sales of retail life insurance products were up $83.0 million, or 18%, in the first nine months of 2003 and $34.0 million, or 20%, in the third quarter of 2003. Sales of retail life insurance products through both LNC distribution organizations were strong as sales through LNC's financial planning organization, Lincoln Financial Advisors ("LFA") were up 15% for the first nine months of 2003 relative to the same period in 2002 driven by a third quarter 2003 increase of 43% compared with the third quarter of 2002. Excluding $11.2 million of incremental first year premium related to a large Universal Life replacement case, LFA sales were up 7%
and 19% for the nine-month and three-month periods.   Sales through
Lincoln Financial Distributors ("LFD") were up 13% and 18% for the nine months and third quarter of 2003, respectively, compared with the same periods of 2002.

Within retail, sales of universal life ("UL") insurance products improved by $127.6 million, or 40%, in the first nine months of 2003, and $39.4 million, or 30%, for the third quarter of 2003 compared with prior year periods. The increase in UL product sales reflect consumers' concerns with volatile equity markets, which is reflected in continued movement from variable life insurance products to interest-sensitive products. In contrast to the growth in UL sales, sales of variable universal life insurance ("VUL") were down $52.5 million, or 49%, during the first nine months of 2003 from the prior year period. The decrease was $9.5 million, or 36%, for the third quarter of 2003 compared with the same period of 2002.

Sales of Corporate Owned Life Insurance ("COLI") were up $34.7 million, or 57%, and $15.9 million, or 204%, in the nine and three month periods ended September 30, 2003 compared with the same periods in 2002. Sales of COLI products consist of large cases resulting in fluctuations in first year premium from period to period. One such case, which contributed $33.2 million of premium in the second quarter of 2003, was sold through the M-Group Financial ("M-Group") relationship. This case is subject to a modified coinsurance arrangement and as such, results will be shared 50/50 with M-Group Life Insurance Company.

Investment Management

Results of Operations



                                            Nine Months Ended             Three Months Ended
                                              September 30,                 September 30,
(in millions)                               2003         2002             2003        2002
--------------------------------------------------------------------------------------------
Total Revenue                             $340.2       $310.9           $121.7       $97.5
Total Investment Advisory Fees
(Included in Total Revenue)                221.8        212.2             78.7        67.0

Net Income (Loss)                          $12.0        $(2.5)            $6.3       $(3.9)

Items Included in Net Income (Loss):

Realized Gain (Loss) on Investments
(after-tax)                                $(0.1)       $(2.6)            $0.1       $(1.2)
Restructuring Charge (after-tax)            (3.5)         0.3             (3.5)        0.3


Income Statement Reclassifications

In 2003, certain reclassifications have been made in the prior periods to conform to the current year presentation. As a result, Investment Advisory fees for the nine and three month periods ended September 30, 2002 were increased by $10.8 million, and $3.2 million, respectively, with corresponding increases in expenses for the same periods. In addition, foreign taxes of $3.8 million and $1.0 million for the nine and three-month periods ended September 30, 2002, respectively, were reclassified from operating expenses to the federal income tax line.

Net Income

Net income increased $14.5 million and $10.2 million in the nine and three-month periods ended September 30, 2003, respectively, from the same periods in 2002.

Stock-Based Compensation

The 2002 periods have been restated for the adoption of FAS 123 and FAS
148. See the discussion under the topic "Accounting for Stock-Based Compensation" presented in the Consolidated Results of Operations for further discussion of this matter. The effect of adoption was a decrease of $18.9 million and $7.0 million in net income for the nine-month and three-month periods ended September 30, 2002, respectively, from previously reported amounts.

Realized Losses on Investments and Derivative Instruments

The Investment Management segment reported realized investment losses of $0.1 million and $2.6 million, respectively, for the nine months period ended September 30, 2003 and 2002. For the three-month period ended September 30, 2003, the Investment Management segment reported realized investment gains of $0.1 million, compared with a realized investment loss of $1.2 million for the same period in 2002.

Equity Market Impact

Institutional and Retail assets under management increased $11.7 billion from September 30, 2002 to September 30, 2003, with $8.5 billion of the increase due to increases in the equity markets. Of this increase, $1.5 billion occurred in the third quarter of 2003. The market appreciation combined with positive net flows resulted in increased revenues partially offset by increased variable expenses. These items combined to increase earnings by $6.3 million and $7.2 million for the nine-month and three-month periods ended September 30, 2003 compared with the same periods in 2002.

Refer to the Fourth Quarter 2003 Guidance for Estimated Effect of Equity Market Volatility section for estimates of the effect of movements in the equity markets on the Investment Management segment's earnings.

Critical Accounting Policy -- Deferred Acquisition Costs

In the first quarter of 2003, the Investment Management segment implemented a new system for calculating the amortization of deferred acquisition costs consistent with the system and methodology utilized by the Lincoln Retirement and Life Insurance segments. As a result, lower net DAC amortization increased earnings by $4.9 million and $1.4 million in the nine-month and three-month periods ended September 30, 2003, respectively, compared with the same periods in 2002. As discussed in the Results of Consolidated Operations - Critical Accounting Policy - DAC, PVIF and DFEL, net income for the Investment Management segment for the third quarter of 2003 includes a $2.6 million favorable adjustment.


Investment Management -- Assets Under Management and Net Flows

The Investment Management segment's assets under management were as follows:

September 30 (in billions)                     2003            2002
-------------------------------------------------------------------
Assets Under Management
Regular Operations:
Retail-Equity                                 $18.0           $13.7
Retail-Fixed                                    8.0             7.5
                                            -------         -------
Total Retail                                  $26.0           $21.2

Institutional-Equity                          $21.0           $15.0
Institutional-Fixed                             8.1             7.2
                                            -------         -------
Total Institutional                           $29.1           $22.2

Insurance Assets                              $43.0           $40.4
                                            -------         -------
Total Assets Under Management                 $98.1           $83.8

The Investment Management segment's net flows were as follows:


                                            Nine Months Ended             Three Months Ended
                                              September 30,                  September 30,
(in billions)                                2003       2002               2003        2002
-------------------------------------------------------------------------------------------
Retail:
Equity Sales                                 $2.6       $3.1               $1.1       $1.1
Equity Redemptions and Transfers             (2.1)      (2.9)              (0.6)      (1.2)
                                          -------    -------            -------    -------
Net Flows                                     0.5        0.2                0.5       (0.1)

Fixed Sales                                   1.3        0.9                0.4        0.3
Fixed Redemptions and Transfers              (1.1)      (0.8)              (0.5)      (0.1)
                                          -------    -------            -------    -------
Net Flows                                     0.2        0.1               (0.1)       0.2
Total Retail Net Flows                       $0.7       $0.3               $0.4       $0.1
                                          -------    -------            -------    -------

Institutional:

Equity Inflows                               $2.6       $1.9               $1.4       $0.6
Equity Withdrawals and Transfers             (1.7)      (1.7)              (0.9)      (0.5)
                                          -------    -------            -------    -------
Net Flows                                     0.9        0.2                0.5        0.1

Fixed Inflows                                 1.3        2.0                0.6        0.5
Fixed Withdrawals and Transfers              (0.8)      (0.7)              (0.3)      (0.3)
                                          -------    -------            -------    -------
Net Flows                                     0.5        1.3                0.3        0.2
                                          -------    -------            -------    -------
Total Institutional Net Flows                $1.4       $1.5               $0.8       $0.3
                                          -------    -------            -------    -------
Total Retail and Institutional Net Flows     $2.1       $1.8               $1.2       $0.4



Assets Under Management and Net Flows

Assets under management increased $14.3 billion to $98.1 billion at September 30, 2003 compared with September 30, 2002. The increase was primarily the result of $8.5 billion in market appreciation and net flows of $3.2 billion in Institutional and Retail assets under management. In addition, insurance assets (i.e. primarily general account assets of LNC's insurance subsidiaries) increased $2.6 billion during the same period. Institutional assets under management increased $6.9 billion as a result of market appreciation of $4.9 billion and positive net inflows of $2.0 billion. Retail assets under management increased $4.8 billion as a result of market appreciation of $3.6 billion and positive net flows of $1.2 billion.

The Investment Management segment's net flows remained positive in the first nine months and third quarter of 2003. Total net flows for the nine-month period increased $0.3 billion, and increased $0.8 billion for the three-month periods of 2003 compared with the same periods in 2002. These improvements reflect a 67% increase in third quarter 2003 institutional inflows and favorable retention of retail accounts as evidenced by a significant reduction in redemptions compared with the same period in 2002. The decline in the institutional net flows for the first nine months ending September 30, 2003 compared with the same period in 2002 was due to a large funding of approximately $0.7 billion in March 2002. Sales in the institutional business tend to fluctuate from period to period depending upon when large institutional mandates are received.

Retail sales declined 2.6% for the nine months of 2003 compared with the same period in 2002, and increased 2.0% for the three-month period. The third quarter growth was concentrated in mutual funds and for the nine months, the decline in sales was concentrated within the annuities products managed by the Investment Management segment. Sales of managed account products for the first nine months of 2003 were up 5.5% over the same period of 2002, with substantially all the increase occurring in the first quarter of 2003 compared with the first quarter of 2002. However, full year 2003 managed account sales are expected to be lower than the full year of 2002 as sales in the third and fourth quarters of 2002 were higher than the previous quarters of the year as a result of events affecting key competitors (a group departure of investment professionals from one firm and a second firm temporarily closing for new business).

Investment Performance

Positive investment performance has been a key driver of the improvement in net flows. On the institutional side, for the twelve months ended September 30, 2003, 5 of the 8 largest product composites met or outperformed their respective indices and these 5 composites accounted for approximately 76% of institutional assets under management. This relative performance is above the results experienced for the year ended December 31, 2002, in which 4 of the 8 largest composites outperformed their respective indices. On the retail side, for the twelve months ended September 30, 2003, 76% of the 25 largest retail funds in the Delaware Investments Family of Funds (the Delaware Investments Family of Funds does not include mutual funds managed by Delaware for certain LNC affiliates) performed in the top half of their respective Lipper universes. These 19 funds represented 84% of assets under management of the largest 25 retail funds at September 30, 2003. At September 30, 2003, of the funds rated by Lipper, Delaware had 39 of its 50 retail funds labeled as a Lipper Leader in at least one category and 22 funds were selected in multiple categories. For the managed accounts, 1 of the 6 largest product composites outperformed its respective index for the one-year period ending September 30, 2003, while 4 of the largest 6 outperformed their respective indices for the corresponding three-year period.

Lincoln UK

Results of Operations


                                            Nine Months Ended         Three Months Ended
                                              September 30,              September 30,
(in millions)                               2003        2002          2003          2002
----------------------------------------------------------------------------------------
Net Income                                 $30.7       $19.8         $11.5          $0.2

Items Included in Net Income:
Realized Gain on Investments (after-tax)    $0.2        $0.5          $0.2          $0.9


September 30 (in billions)                                            2003          2002
----------------------------------------------------------------------------------------
Unit-Linked Assets                                                    $5.7          $4.8

Individual Life Insurance In-Force                                   $19.3         $19.8

Exchange Rate Ratio -- U.S. Dollars to Pounds Sterling
Average for the Period                                               1.615         1.555
End of Period                                                        1.664         1.569


Net income increased $10.9 million and $11.3 million for the nine and three-month periods ended September 30, 2003, respectively.

Stock-Based Compensation

The 2002 periods have been restated for the adoption of FAS 123 and FAS
148. See the discussion under the topic "Accounting for Stock-Based Compensation" presented in the Consolidated Results of Operations for further discussion of this matter. The effect of adoption was a decrease in net income for the nine-month and three-month periods ended September 30, 2002 of $1.7 million and $0.6 million, respectively, from previously reported amounts.

Realized Gain on Investments

Realized investment gains were $0.2 million for the nine-month and three-month periods ended September 30, 2003, compared with realized investment gains of $0.5 million for the nine months and of $0.9 million for the three months ended September 30, 2002.

Critical Accounting Policy -- Equity Market Sensitivity

The FTSE 100 index at September 30, 2003 increased 3.8% from December 31, 2002 and 9.9% from September 30, 2002. However, the 28.7% decline in the FTSE 100 index during 2002 resulted in lower fee income from unit-linked accounts of $3.4 million for the nine months ended September 30, 2003. The increase for the three months ended September 30, 2003 resulted in higher fee income of $0.8 million compared with the same period in 2002. The increase in the FTSE 100 for both the nine and three month periods ended September 30, 2003 compared to the same periods in 2002, resulted in positive net unlocking of $25.1 million and $13.0 million, respectively, for DAC and PVIF assets and deferred front end load revenue ("DFEL") compared with the nine-month and three-month periods ending September 30, 2002.

Refer to the Fourth Quarter 2003 Guidance for Estimated Effect of Equity Market Volatility section for estimates of the effect of movements in the equity markets on the segment's earnings.

Taxes

The Lincoln UK segment's effective tax rate increased in the nine month and three month periods ended September 30, 2003 compared with the same periods in 2002. In 2002, the effective tax rate was lower than 35% due to the existence of excess foreign tax credits from years prior to 2002. Now that the foreign tax credits have been fully utilized, the effective tax rate is expected to be approximately 35%. The performance of the equity markets could result in future changes to the Lincoln UK segment's effective tax rate. The increase in the effective tax rate reduced earnings in the nine-month and three-month periods ended September 30, 2003 by $10.6 million and $1.7 million, respectively, compared with the same periods in 2002.

United Kingdom Selling Practices

The level of customer complaints associated with mortgage endowments has recently been in excess of expectations, apparently due to increased levels of industry-wide publicity surrounding these matters. On an ongoing basis, Lincoln UK evaluates various assumptions underlying these estimated liabilities, including the expected levels of future complaints, and the potential implications with respect to the adequacy of the aggregate liability associated with UK selling practice matters. A continuation of higher than expected levels of complaints may result in Lincoln UK revising its current estimate of the required level of these liabilities. See Note 6 to the September 30, 2003 unaudited consolidated financial statements for further discussion of this matter.

Other Operations

Results of Operations



                                                Nine Months Ended      Three Months Ended
                                                   September 30,          September 30,
(in millions)                                    2003        2002       2003        2002
----------------------------------------------------------------------------------------
Net Income (Loss) by Source:
LFA                                            $(27.6)     $(27.7)     $(9.8)      $(8.9)
LFD                                             (26.3)      (27.2)      (7.5)      (13.1)
LNC Financing                                   (43.1)      (29.4)     (13.3)      (11.0)
Other Corporate                                  (2.0)       (0.4)      (1.5)        0.9
Amortization of Deferred Gain
on Indemnity Reinsurance                         35.7        44.4       11.9        14.4
Reserve Development on Business
Sold Through Indemnity Reinsurance
and Related Amortization of
Deferred Gain                                   (18.7)     (190.8)     (18.5)     (176.4)
Realized Loss on Investments
and Derivatives                                   0.1        16.3        0.1        22.0
Loss on retirement of Junior
Subordinated Debentures                          (3.7)         --       (3.7)         --
                                              -------     -------    -------     -------
Net Loss                                       $(85.6)    $(214.8)    $(42.3)    $(172.1)

Items Included in Net Income:
Restructuring Charges                           $(2.4)       $1.1      $(2.4)       $1.1


The net loss reported within Other Operations for the nine-month and three-month periods ended September 30, 2003 decreased $129.1 million and $129.8 million, respectively, compared with same periods of 2002. Net losses for the nine months and third quarters of 2003 and 2002 include charges required by FAS 113 on increases in reserves for the business sold through indemnity reinsurance to Swiss Re. See the discussion below in Critical Accounting Policy -- Personal Accident and Disability Income Reserves.

Stock-Based Compensation

The 2002 periods have been restated for the adoption of FAS 123 and FAS
148. See the discussion under the topic "Accounting for Stock-Based Compensation" presented in the Consolidated Results of Operations for further discussion of this matter. The effect of adoption was a decrease in net income of $2.9 million for LFA and $1.0 million for LFD in the first nine months of 2002 and a decrease in net income of $1.0 million for LFA and $0.3 million for LFD in the third quarter of 2002 from previously reported amounts.

Lincoln Financial Advisors ("LFA")

LFA net losses for the nine-month and three-month periods ended September 30, 2003 includes $2.4 million of realignment related to restructuring costs. Excluding these costs, net losses for the nine and three-month periods decreased $2.5 million and $1.5 million, respectively, compared with the same periods in 2002. LFA's net revenues (gross revenues net of commissions) increased $2.5 millon for the third quarter of 2003 compared with the same period last year, reflecting favorable sales in the period. LFA's net revenues were down $3.8 million for the nine months of 2003 compared with the same period last year, generally driven by decreased sales of variable products. Sales by LFA of LNC's life insurance products, as measured by first year premiums, were $157.4 million and $66.9 million for the first nine months and third quarter of 2003, respectively, increases of 15% and 43% compared with the same periods in 2002, as increased sales of universal life insurance products were partially offset by lower sales of variable universal life insurance products. Sales by LFA of LNC's individual annuity products, as measured by deposits, increased $29.3 million, or 22% in the third quarter, but were down $23.0 million, or 6%, for the first nine months of 2003, respectively, compared with the same periods in 2002. Sales by LFA of Delaware retail mutual funds increased 17% and 59% for the first nine months and third quarter of 2003 compared with the same periods in 2002. Overall fees received for financial plans increased 10% in the first nine months of 2003 and 9% in the third quarter of 2003 compared with the same periods of the prior year. The average fees per plan as calculated on a rolling twelve month average increased 3% for the twelve month period ending September 30, 2003 compared with the same period ending September 30, 2002.

Lincoln Financial Distributors ("LFD")

LFD net losses for the nine months and third quarter of 2002 included an adjustment to expense previously deferred costs of $5.0 million and $6.3 million, respectively, related to specific initiatives to expand life insurance sales. Excluding this item, LFD net losses increased $4.1 million for the nine months and $0.7 million for the three months ended September 30, 2003 compared with the same periods in 2002. LFD's net loss increased as lower sales reduced net revenues (gross revenues net of variable expenses) for the nine months of 2003. Sales of Life Insurance, Investment and Annuity product lines increased 6% for the third quarter compared with the same period last year. Although sales of Life Insurance and Investment products through LFD were up 12% for the first nine months of 2003, sales of annuity products were down 23% for the nine months of 2003 compared with 2002.

LNC Financing

LNC Financing costs were $13.7 million higher in the nine months ended September 30, 2003 and $2.3 million higher in the three months ended September 30, 2003 compared with the same periods in 2002. LNC Financing for the nine and three month periods of 2002 included investment income of $17.9 million and $3.8 million, respectively, from the proceeds of the sale of LNC's reinsurance business to Swiss Re. During 2002, the proceeds were reduced by the repurchase of LNC stock and various financing activities. In December of 2002, the remaining proceeds were allocated to LNC's business units, primarily the Lincoln Retirement and Life Insurance segments. Excluding the investment income from the Swiss Re proceeds, LNC's financing costs declined due to lower interest rates and changes in LNC's debt structure, including the elimination of the outstanding commercial paper balance in the U.K. in the second quarter of 2002.

Other Corporate

Other Corporate's net loss increased $0.6 million in the first nine months of 2003 and $1.3 million in the third quarter of 2003 compared with the same periods in 2002.

Amortization of Deferred Gain

The amortization of the deferred gain on the indemnity reinsurance transfer of LNC's reinsurance business to Swiss Re was lower for the nine and three month periods ended September 30, 2003 compared with the same periods in 2002 due primarily to adjustments during 2002 relating to the settlement of disputed matters with Swiss Re.

Critical Accounting Policy -- Personal Accident and Disability Income
Reserves

During the nine-month and three-month periods ended September 30, 2003, LNC recognized a loss of $20.9 million from charges required by FAS 113 on increases in certain reserves for personal accident business sold through indemnity reinsurance to Swiss Re. Net losses for the same periods of 2002 include adjustments for personal accident and disability income reserves of $189.9 million and $175.5 million, respectively. As a result of these charges and their effects on the deferred gain, cumulative favorable catch-up adjustments of $2.2 million and $6.1 million, respectively, to the deferred gain amortization were recognized in the third quarters of 2003 and 2002, respectively. See Note 6 to the September 30, 2003 unaudited consolidated financial statements for further discussion of this matter.


CONSOLIDATED INVESTMENTS

                                            Sept 30,     Dec 31,     Sept 30,
(in billions)                                 2003        2002         2002
----------------------------------------------------------------------------
Assets Managed by Advisor
Investment Management Segment (1):
External Assets                              $55.1       $46.5        $43.4
Insurance Assets                              43.0        41.1         40.4
Lincoln UK                                     6.9         6.4          6.1
Within Business Units (Policy Loans)           1.9         1.9          1.9
By Non-LNC Entities                           23.9        20.0         18.9
                                           -------     -------      -------
Total Assets Managed                        $130.8      $115.9       $110.7

Total Invested Assets                        $42.4       $40.0        $39.4



                                            Nine Months Ended      Three Months Ended
                                              September 30,           September 30,
(in millions)                               2003        2002        2003        2002
------------------------------------------------------------------------------------
Net Investment Income (pre-tax)         $1,979.3    $1,964.6      $664.4      $652.4
Adjusted Net Investment Income
(pre-tax) (2)                            1,985.2     1,969.6       666.8       653.9

Mean Invested Assets (cost basis, in
billions)                               40,969.0    38,527.0    41,597.9   $39,175.8

Investment Yield (ratio of adjusted net
investment income to mean invested
assets)                                     6.46%       6.82%       6.41%       6.68%

(1) See Investment Management segment data for additional detail.

(2) Includes tax-exempt income on a tax equivalent basis.


The total investment portfolio increased $2.4 billion in the first nine months of 2003 from December 31, 2002, resulting from purchases of investments from cash flow generated by the business segments and an increase in the fair value of securities available-for-sale.

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

The quality of LNC's fixed maturity securities portfolio, as measured at fair value and by the percentage of fixed maturity securities invested in various ratings categories relative to the entire fixed maturity security portfolio, as of September 30, 2003 was as follows:

Treasuries and AAA         20.4%              BBB       35.0%
AA                          6.0%              BB         4.3%
A                          31.7%    Less than BB         2.6%

The ratings data listed above have been determined by using the lowest of all publicly available ratings assigned to a particular fixed maturity security. If no public ratings exist, a rating is assigned based upon LNC's analysis of the inherent risks of the individual security.

As of September 30, 2003 and December 31, 2002, $2.4 billion, or 6.9%, and $2.1 billion, or 6.6%, respectively, of all fixed maturity securities were invested in below investment grade securities (less than BBB). This represents 5.7% and 5.3% of the total investment portfolio at September 30, 2003 and December 31, 2002, respectively. When viewed on a cost basis, below investment grade securities held at September 30, 2003 and December 31, 2002 represented 7.6% and 8.4%, respectively, of fixed maturity securities. When measured on cost basis, below investment grade securities showed a decrease from December 31, 2002 levels which resulted from asset sales, impairments and maturities.

LNC's fixed maturity securities include residential and commercial mortgage-backed securities. Given that LNC's current product mix reflects an emphasis on fixed products, LNC has been relatively conservative in its asset allocation to residential mortgage-backed securities. LNC manages its prepayment risk on residential mortgage-backed securities by prudently limiting the portion of its fixed maturity portfolio that is invested in the asset class, by generally avoiding the purchase of securities with a cost that significantly exceeds par and by purchasing securities with no more prepayment sensitivity than the underlying collateral. LNC's investments in residential mortgage-backed securities at September 30, 2003 and December 31, 2002 totaled $2.7 billion and $3.1 billion, respectively, representing 6.4% and 7.8% of total invested assets, respectively. Investments in commercial mortgage-backed securities at September 30, 2003 and December 31, 2002 totaled $2.2 billion and $1.8 billion, respectively, representing 5.2% and 4.5%, of total invested assets, respectively.

The fair value of all private securities was $4.8 billion and $4.6 billion at September 30, 2003 and December 31, 2002, respectively, representing 11.3% and 11.5% of total invested assets, respectively. This excludes section 144 registered securities, which have fair values that are readily available for these publicly-traded securities.

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

During the nine-month and three-month periods ended September 30, 2003, LNC sold securities at gains and at losses. In the process of evaluating whether a security with an unrealized loss reflects an other than temporary decline, LNC considers its ability and intent to hold the security until its value recovers. However, subsequent decisions on securities sales are made within the context of overall risk monitoring, assessing value relative to other comparable securities and overall portfolio maintenance. Although LNC's portfolio managers may, at a given point in time, believe that the preferred course of action is to hold securities with unrealized losses that are considered temporary until such losses are recovered, the dynamic nature of portfolio management may result in a subsequent decision to sell. These subsequent decisions are consistent with the classification of LNC's investment portfolio as available-for-sale. LNC expects to continue to manage all invested assets within its portfolios in a manner that is consistent with the available-for-sale classification, except for certain invested assets associated with reinsurance agreements that may be reclassified as trading account assets. See discussion under "Accounting for Modified Coinsurance" for more information.


Critical Accounting Policy -- Realized Gain (Loss) on Investments Sales and Write-downs: LNC had net pre-tax realized losses on investments and derivatives of $75.2 million and $221.2 million for the nine months ended September 30, 2003 and 2002, respectively, and gains of $18.9 million and losses of $36.8 million for the three months ended September 30, 2003 and 2002, respectively.

Prior to the amortization of acquisition costs, provision for policyholder commitments and investment expenses, net pre-tax realized losses were $92.4 million and $331.6 million for the nine months ended September 30, 2003 and 2002, respectively, while net pre-tax realized gains were $79.9 million and net pre-tax losses were $62.0 million for the three months ended September 30, 2003 and 2002, respectively.

Gross realized gains on fixed maturity and equity securities were $226.1 million and $101.2 million, and gross realized losses on fixed maturity and equity securities were $305.9 million and $49.0 million for the nine-month and three-month periods ended September 30, 2003, respectively. The realized gains and losses exclude realized gains and losses on equity securities related to participating policies in the Lincoln UK segment. These realized gains and losses were credited to the policyholder and did not affect LNC's net income. Included within losses are write-downs for impairments of $209.4 million and $35.4 million in the nine-month and three-month periods ended September 30, 2003, respectively.

While realized losses from sales and write-downs occurred in a number of sectors, approximately 60% of gross losses for the nine months ended September 30, 2003, excluding the losses on equity securities in the Lincoln UK segment described above, were attributed to losses on sales and write-downs in airlines, electric utilities and asset-backed securities ("ABS") including ABS investments collateralized by manufactured housing receivables, as well as Collateralized Debt Obligations (CDOs). In the third quarter of 2003, approximately 50% of the gross losses were attributed to losses on sales and write-downs in ABS, mainly from CDOs, and electric utilities. While both ABS and electric utilities have continued to be the sectors with the largest realized losses, 45% of total gross losses realized in the third quarter 2003 resulted from losses realized on two securities, one ABS and issued
by a recently bankrupt electric utility provider.   The remaining gross
realized losses were distributed among several sectors and industries, none of which represented more than 15% of total gross realized losses. The following discussion provides details relating to gross realized losses taken during the first nine months and third quarter of 2003 in these sectors.

LNC's exposure to the airline sector is primarily equipment trust certificates (ETCs) and enhanced equipment trust certificates (EETCs). Aircraft owned or operated by domestic air carriers collateralize these securities. The war in Iraq, continued weak economic data, intense competition in the industry and the sale of several aircraft by one domestic carrier all put downward pressure during the first half of 2003 on valuations of securities issued by domestic carriers. The sale of aircraft in the first half of 2003 provided a market-clearing price for used aircraft at levels lower than what the market had previously anticipated. This resulted in a re-evaluation of the underlying collateral in ETC and EETC structures. The combination of these factors, along with increased concerns reflected in the market relating to the potential bankruptcy filing for AMR Corporation, resulted in a $48.6 million write-down on AMR Corporation's ETCs to current market fair value in the first quarter of 2003. There were no further losses reported on AMR in the second or third quarter of 2003. The change in valuation of the underlying aircraft and continued economic pressures on the sector also led to additional write-downs of ETCs/EETCs for the nine and three-month periods ended September 30, 2003 of $10.0 million and $1.1 million, respectively.

Electric utility sector losses were taken on selected issuers whose securities had not recovered with the rest of the electric utility issues in the market. The deterioration of these securities, along with a lack of improvement of the underlying credit, led to the determination that the declines in value of these securities were other than temporary. Losses taken in this sector totaled $57.1 million in the first nine months of 2003 and $16.6 million in the third quarter of 2003.

ABS secured by manufactured housing receivables have experienced deterioration in value, following the bankruptcy filing of a major servicer in the industry. This servicer was granted changes to the existing servicing agreements by the bankruptcy court. Servicing fees were increased and were moved to a more senior position in the capital structure. For those securities where the subordination was not at levels high enough to withstand this increase in fees without impairing value, write-downs of $14.1 million were recorded during the nine months ended September 30, 2003, all of which occurred in the first quarter of 2003.

Deterioration in the underlying collateral pools of other ABS investments during the first nine months of 2003 led to decreased expectations of future cash flows. As a result, additional losses of $51.4 million and $7.9 million, respectively, on various ABS holdings, including CDOs, were also recorded during the nine-month and three-month periods ended September 30, 2003. Sales, write-downs and amortization have reduced LNC's CDO exposure from 1.6% of invested assets at December 31, 2002 to 1.4% of LNC's invested assets at September 30, 2003 as measured on a cost basis, with over 90% of the CDOs remaining investment grade. The unrealized loss position on the CDO portfolio has been reduced to approximately $18.5 million. Any further deterioration or additional realized losses in the CDO portfolio will depend on economic factors such as economic growth, corporate profitability and future asset default rates. Cash flow testing of the CDO portfolio as required under EITF 99-20 supports the conclusion that these unrealized losses are temporary. A full recovery of principal and interest is expected under the current economic environment.

Following the strong rally in the credit markets that extended through the third quarter 2003, especially in the higher risks sectors of the market, several securities were liquidated in order to reposition the below investment grade and investment grade investments. The repositioning focused on securities whose risk profile was no longer consistent with LNC's long-term investment strategy. This repositioning resulted in realization of both gains and losses. The securities that were liquidated during the third quarter were a diversified pool of assets with no industry concentrations.

For additional information regarding LNC's process for determining whether declines in fair value of securities available-for-sale are other than temporary, see the discussion in LNC's Form 10-K for the year ended December 31, 2002 under "Critical Accounting Policy Write-Downs and Allowances for Losses."

Unrealized Gains and Losses: When considering unrealized gain and loss information, it is important to realize that the information relates to the status of securities at a particular point in time, and may not be indicative of the status of LNC's investment portfolios subsequent to the balance sheet date. Further, since the timing of the recognition of realized investment gains and losses through the selection of which securities are sold is largely at management's discretion, it is important to consider the information provided below within the context of the overall unrealized gain or loss position of LNC's investment portfolios. These are important considerations that should be included in any evaluation of the potential impact of unrealized loss securities upon LNC's future earnings. LNC had an overall net unrealized gain (after the amortization of acquisition costs, provision for policyholder commitments, investment expenses and taxes) on securities available-for-sale under FAS 115 of $804.5 million and $753.3 million at September 30, 2003 and December 31, 2002, respectively.

At September 30, 2003 and December 31, 2002, gross unrealized gains on securities available-for-sale were $2,789.3 million and $2,402.4 million, respectively, and gross unrealized losses on securities available-for-sale were $281.9 million and $735.4 million, respectively. At September 30, 2003, gross unrealized gains and gross unrealized losses on fixed maturity securities available-for-sale were $2,761.5 million and $273.7 million, respectively, and gross unrealized gains and losses on equity securities available-for-sale were $27.9 million and $8.2 million, respectively. At December 31, 2002, gross unrealized gains and gross unrealized losses on fixed maturity securities available-for-sale were $2,355.2 million and $690.9 million, respectively, and gross unrealized gains and losses on equity securities available-for-sale were $47.2 million and $44.5 million, respectively.

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

For traded and private securities held by LNC at September 30, 2003 that were subject to enhanced analysis and monitoring for potential changes in unrealized loss status, the fair value, amortized cost, unrealized loss and total time period that the security has been in an unrealized loss position are presented in the table below.

Unrealized Losses -- Available-for-Sale Securities
Subject to Enhanced Analysis and Monitoring
September 30, 2003

                                                                     %                       %
                                 Fair      % Fair    Amortized   Amortized  Unrealized  Unrealized
(000s omitted)                  Value       Value       Cost        Cost        Loss        Loss
--------------------------------------------------------------------------------------------------
<=90 days                      $45,470       15.1%     $49,625       13.7%    $(4,155)        6.6%
> 90 days but < =180 days       17,240        5.7%      19,091        5.2%     (1,851)        3.0%
> 180 days but <= 270 days      17,647        5.8%      20,787        5.7%     (3,140)        5.0%
> 270 days but <= 1 year        87,763       29.1%     105,786       29.0%    (18,023)       28.9%
> 1 year                       133,752       44.3%     169,051       46.4%    (35,299)       56.5%
                             ---------------------------------------------------------------------
Total                         $301,872        100%    $364,340        100%   $(62,468)        100%
                             =====================================================================

LNC has no concentrations of issuers or guarantors of fixed maturity and equity securities. The composition by industry categories of securities subject to enhanced analysis and monitoring for potential changes in unrealized loss status held by LNC at September 30, 2003 is presented in the table below.

Unrealized Losses by Industry Sector -- Available-for-Sale Securities Subject to Enhanced Analysis and Monitoring
September 30, 2003

                                                                %                      %
                                       % Fair   Amortized   Amortized  Unrealized  Unrealized
(000s omitted)         Fair Value       Value     Cost        Cost        Loss        Loss
--------------------------------------------------------------------------------------------------
Electric                $135,341       44.8%    $159,029       43.6%   $(23,688)       37.9%
Asset-Backed Securities   59,386       19.7%      72,396       19.9%    (13,010)       20.8%
Airlines                  30,354       10.1%      39,963       11.0%     (9,609)       15.4%
Chemicals                 21,000        7.0%      30,000        8.2%     (9,000)       14.4%
Media Cable               16,000        5.3%      19,937        5.5%     (3,937)        6.3%
CMBS                       6,997        2.3%       9,479        2.6%     (2,482)        4.0%
Financial Companies        4,384        1.5%       4,690        1.3%       (306)        0.5%
Industrial Other           6,464        2.1%       6,716        1.8%       (252)        0.4%
Consumer Cyclical            640        0.2%         769        0.2%       (129)        0.2%
Textile                    8,617        2.9%       8,672        2.4%        (55)        0.1%
Pipeline                  12,689        4.2%      12,689        3.5%         --         0.0%
                       ---------------------------------------------------------------------
Total                   $301,872      100.0%    $364,340      100.0%   $(62,468)      100.0%
                       =====================================================================


At September 30, 2003 and December 31, 2002, about 23.1% and 9%, respectively, of the traded and private securities held that were subject to enhanced analysis and monitoring for potential changes in unrealized loss status were rated as investment grade. The range of maturity dates for these securities varies, with about 35% of these securities maturing between 5 and 10 years, about 50% maturing in greater than 10 years and the remaining securities maturing in less than 5 years.

Unrealized Loss on All Below-Investment-Grade Fixed Maturity Securities:
Gross unrealized losses on all below-investment-grade securities were $149.1 million at September 30, 2003, representing 52.9% of total gross unrealized losses on all available-for-sale securities, excluding the available-for-sale securities in the Lincoln UK segment. Generally, below-investment-grade fixed maturity securities are more likely than investment-grade securities to develop credit concerns. The remaining $132.8 million or 47.1% of the gross unrealized losses relates to investment grade available-for-sale securities. The ratios of market value to amortized cost reflected in the table below are not necessarily indicative of the market value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of these ratios subsequent to September 30, 2003.

Unrealized Losses
Below-Investment-Grade Fixed Maturity Securities
September 30, 2003


Aging Category                                          Amortized  Unrealized
(000s omitted)                Bk Mkt Ratio  Fair Value     Cost        Loss
-----------------------------------------------------------------------------

<=90 days                     70% to 100%    $272,351    $281,541    $(9,190)
                               40% to 70%          --          --         --
                                Below 40%          --          --         --
                                           ---------------------------------
<=90 days Total                               272,351     281,541     (9,190)

>90 days but <=180 days       70% to 100%     158,467     165,067     (6,600)
                               40% to 70%       1,275       3,006     (1,731)
                                Below 40%          --         173       (173)
                                           ---------------------------------
>90 days but <=180 days Total                 159,742     168,246     (8,504)

>180 days but <=270 days      70% to 100%      61,951      65,380     (3,429)
                               40% to 70%         300         500       (200)
                                Below 40%          --          --         --
                                           ---------------------------------
>180 days but <=270 days Total                 62,251      65,880     (3,629)

>270 days but <=1 year 7       0% to 100%     214,386     233,980    (19,594)
                               40% to 70%      14,682      21,297     (6,616)
                                Below 40%         454       1,168       (714)
                                           ---------------------------------
>270 days but <=1 year Total                  229,522     256,445    (26,923)

>1 year                       70% to 100%     481,191     560,599    (79,408)
                               40% to 70%      37,191      58,596    (21,405)
                                Below 40%          --          --         --
                                           ---------------------------------
>1 year Total                                 518,382     619,195   (100,813)
Total Below-Investment-Grade               $1,242,248  $1,391,307  $(149,059)
                                           =================================

Unrealized Losses on All Securities: For total traded and private available-for-sale securities held by LNC at September 30, 2003 that are in unrealized loss status, the amortized cost, fair value, unrealized loss and total time period that the security has been in an unrealized loss position are presented in the table below.

Unrealized Losses -- All Available-for-Sale Securities
September 30, 2003

                                                                    %                      %
                                            % Fair  Amortized   Amortized  Unrealized  Unrealized
(000s omitted)              Fair Value      Value      Cost       Cost        Loss        Loss
-------------------------------------------------------------------------------------------------
< 90 days                   1,995,758       46.1%   2,032,415       44.0%    (36,657)       13.0%
> 90 days but < 180 days      698,566       16.1%     726,809       15.8%    (28,243)       10.0%
> 180 days but < 270 days     168,256        3.9%     178,140        3.9%     (9,884)        3.5%
> 270 days but < 1 year       432,991       10.0%     479,481       10.4%    (46,490)       16.5%
> 1 year                    1,036,537       23.9%   1,197,154       25.9%   (160,617)       57.0%
                           ----------------------------------------------------------------------
Total                       4,332,108      100.0%   4,613,999      100.0%   (281,891)      100.0%
                           ======================================================================

The composition by industry categories of total securities available-for-sale in unrealized loss status, held by LNC at September 30, 2003 is presented in the table below.

Unrealized Losses by Industry Sector -- All Available-for-Sale Securities September 30, 2003


                                                                %                      %
                                       % Fair   Amortized   Amortized  Unrealized  Unrealized
(000s omitted)          Fair Value      Value      Cost       Cost        Loss        Loss
----------------------------------------------------------------------------------------------
Airlines                $181,661        4.2%    $231,375        5.0%   $(49,714)       17.6%
Electric                 511,925       11.8%     555,224       12.0%    (43,299)       15.4%
Asset-backed securities  669,834       15.5%     707,391       15.3%    (37,557)       13.3%
Banking                  440,587       10.2%     463,925       10.1%    (23,338)        8.3%
CMBS                     119,846        2.8%     132,895        2.9%    (13,049)        4.6%
Chemicals                 57,813        1.3%      69,954        1.5%    (12,141)        4.3%
Sovereigns               299,938        6.9%     312,042        6.8%    (12,104)        4.3%
Automotive                92,306        2.1%     102,383        2.2%    (10,077)        3.6%
Retailers                 84,945        2.0%      92,455        2.0%     (7,510)        2.7%
Refining                  16,719        0.4%      23,400        0.5%     (6,681)        2.4%
Pipelines                 91,162        2.1%      97,630        2.1%     (6,468)        2.3%
Industrial other          93,259        2.2%      98,533        2.1%     (5,274)        1.9%
Metals and mining         77,412        1.8%      82,086        1.8%     (4,674)        1.7%
Media cable               31,509        0.7%      35,854        0.8%     (4,345)        1.5%
Consumer products        115,937        2.7%     120,238        2.6%     (4,301)        1.5%
Wirelines                 68,528        1.6%      72,390        1.6%     (3,862)        1.4%
CMO                      160,656        3.7%     164,389        3.6%     (3,733)        1.3%
Transportation services   47,251        1.1%      49,669        1.1%     (2,418)        0.9%
Food and beverage         90,388        2.1%      92,793        2.0%     (2,405)        0.9%
Technology                65,409        1.5%      67,499        1.5%     (2,090)        0.7%
Media Noncable            26,668        0.6%      28,468        0.6%     (1,800)        0.6%
P&C                       70,263        1.6%      71,927        1.6%     (1,664)        0.6%
Municipal                 83,519        1.9%      84,883        1.8%     (1,364)        0.5%
Non captive consumer      29,128        0.7%      30,364        0.7%     (1,236)        0.4%
Mortgage                  15,082        0.3%      16,145        0.3%     (1,063)        0.4%
Supermarkets              32,446        0.7%      33,471        0.7%     (1,025)        0.4%
Industries with U/R
losses < $1mm            445,307       10.3%     454,110        9.8%     (8,803)        3.1%
Lincoln UK fixed
maturity securities      290,177        6.7%     296,963        6.4%     (6,786)        2.4%
Lincoln UK equity
securities                22,433        0.5%      25,543        0.6%     (3,110)        1.1%
                      ----------------------------------------------------------------------
Grand Total           $4,332,108      100.0%  $4,613,999      100.0%  $(281,891)      100.0%
                      ======================================================================

At September 30, 2003, the range of maturity dates for total traded and private securities available-for-sale in unrealized loss status varies, with about 29% maturing between 5 and 10 years, 50% maturing after 10 years and the remaining securities maturing in less than 5 years.

As of September 30, 2003, gross unrealized losses including assets held at Lincoln UK totaled $281.9 million, a 4% improvement over gross unrealized losses of $294.4 million at June 30, 2003. This improvement occurred, despite a rise in interest rates during the quarter, as a result of the continued rally in credit spreads during the third quarter. As of September 30, 2003 there were unrealized losses of $153.9 million in the airline, electrical, ABS and banking sectors, representing 54.6% of total unrealized losses. LNC's view of risk factors at September 30, 2003 with respect to these industries is presented below.

Airline holdings ended the third quarter 2003 with an unrealized loss of $49.7 million, an improvement of $49.6 million over December 31, 2002. In contrast to the airline securities that were written down, the securities of relatively stronger carriers improved in market value significantly during the third quarter. For these relatively stronger airlines, LNC believes that the unrealized loss positions at September 30, 2003 are temporary, and LNC expects an ultimate recovery of full principal and interest as these securities mature. All of LNC's airline holdings in an unrealized loss position are secured as either ETC or EETC structures. For the portion of the airline sector exposure that is invested in EETC structures, LNC holds securities that are enhanced through the liquidity facilities present in these securities and their relatively higher quality aircraft collateral pools.

The electric utility sector had $43.3 million of unrealized losses at September 30, 2003. During the first half of 2003, several utilities were able to complete asset sales and secure the financing needed in order to weather the trough in the energy cycle. The market is now expecting those yet to secure financing will be able to do so at terms that are palatable. The announcement in the first quarter of 2003 of the settlement between the FERC and a large energy provider relieved some of the concerns regarding the future litigation risks of all energy providers in California. With the overhang of litigation and potentially debilitating settlements mitigated, valuations of utility paper are improving. LNC believes that as the over-capacity in the market for electricity is rectified by increased economic activity and as old, inefficient power plants are taken off-line, margins should begin to revert to mid-cycle valuations. As this cycle progresses, LNC expects to see further improvement in this sector and believes that the unrealized losses in this sector are temporary.

The asset-backed securities (ABS) exposure of the LNC portfolio ended the third quarter of 2003 with an unrealized loss of $37.6 million. Of this amount, $18.5 million relates to CDOs and $11.3 million relates to ABS secured by manufactured housing receivables. CDOs have experienced pressure due to the nature of the assets, poor collateral experience and the specific risk of downgrade for individual tranches held by LNC. LNC has performed the cash flow testing required by EITF 99-20 and, based on that analysis, anticipates full recovery of principal and interest. As a result, these unrealized losses are considered temporary.

ABSs secured by manufactured housing receivables have experienced deterioration in value following the bankruptcy filing of a major servicer in the industry. This servicer was granted changes to the existing servicing agreements by the bankruptcy court. Servicing fees were increased and were moved to a more senior position in the capital structure. For those securities that were adversely affected by this change, LNC recorded write-downs in the first three months of 2003. No additional losses were recorded on ABS secured by manufactured housing receivables in the second or third quarters of 2003. Where LNC held positions that are not believed to be affected by the change in fee structure, LNC expects to fully recover principal and interest.

The majority of unrealized loss in the banking sector is economically offset by unrealized gains in the derivative portfolio for hedging that is related to these securities. Of the $23.3 million of unrealized loss in the banking industry, $12.7 million is related to securities with offsetting derivative gains. The unrealized gain on the derivative positions relating to these securities was $25.6 million at the end of the third quarter 2003. All the underlying credits that have been swapped have an average rating of A+ and LNC does not anticipate any credit-related losses on these securities.

Unrealized Loss on Fixed Maturity Securities Available-for-Sale in Excess of $10 million: As of September 30, 2003, LNC held fixed maturity securities available-for-sale with gross unrealized losses of $10 million, or greater, as discussed below:

Fixed Maturity Securities
Unrealized Losses Greater Than $10 million
September 30, 2003


                                 Fair      Amortized  Unrealized     Length of Time
(000s omitted)                   Value       Cost        Loss      in a Loss Position
-------------------------------------------------------------------------------------
Investment Grade
ABS secured by Manufactured                                        >270 days but <=1
Housing Receivables            $46,904     $57,850    $(10,946)     year
                               --------------------------------
Total Investment Grade         $46,904     $57,850    $(10,946)

Non-Invest Grade
U.S. Based International
Airline                        $51,519     $71,503    $(19,984)     >1 year
U.S. Based Utility Company      36,685      46,997     (10,312)     >1 year
                               --------------------------------
Total Non-Investment Grade     $88,204    $118,500    $(30,296)
                               ================================

The information presented above is subject to rapidly changing conditions. As such, LNC expects that the level of securities with overall unrealized gains and losses will fluctuate, as will the level of unrealized loss securities that are subject to enhanced analysis and monitoring.

Mortgage Loans on Real Estate: As of September 30, 2003, mortgage loans on real estate and investments in real estate represented 9.8% and 0.6% of LNC's total investment portfolio, respectively. As of September 30, 2003, the underlying properties supporting the mortgage loans on real estate consisted of 38.3% in commercial office buildings, 23.1% in retail stores, 17.6% in industrial buildings, 9.8% in apartments, 7.6% in hotels/motels and 3.6% in other. In addition to the dispersion by property type, the mortgage loan portfolio is geographically diversified throughout the United States.

The following summarizes key information on mortgage loans:

                                             September 30,       December 31,
(in millions)                                        2003               2002
                                             --------------------------------
Total Portfolio (net of reserves)                $4,151.5           $4,205.5
Impaired mortgage loans                             $89.6              $72.3
Impaired mortgage loans as a percentage of
total mortgage loans                                 2.2%               1.7%
Mortgage loans two or more payments
delinquent (including in process of foreclosure)       --               $1.9
Restructured loans in good standing                 $34.3               $4.6
Reserve for mortgage loans                          $13.9              $11.9


All mortgage loans that are impaired have an established allowance for credit loss. Changing economic conditions impact LNC's valuation of mortgage loans. Current market data, such as local vacancy, rental, discount and capitalization rates, are incorporated into the discounted cash flow analysis that LNC performs for monitored loans and may contribute to the establishment of (or an increase in) an allowance for credit losses. In addition, LNC continues to monitor its entire commercial mortgage portfolio to identify risks. Areas of current emphasis are the hotel mortgage loan portfolio and retail, office and industrial properties anchored by deteriorating credits or experiencing debt coverage reduction. Where warranted, LNC has established or increased loss reserves based upon this analysis. Impaired mortgage loans as a percentage of total mortgage loans at September 30, 2003 have increased over the last year as a result of increased credit losses in the sectors noted above, but have remained at a level consistent with December 31, 2002. This percentage was 2.2%, 1.7%, 0.6%, 0.5%, 0.6%,
0.8%, 1.1%, 1.9% and 3.9% as of September, 30, 2003, December 31, 2002,
2001, 2000, 1999, 1998, 1997, 1996 and 1995, respectively.

As of September 30, 2003 and December 31, 2002, the fair value of fixed maturity securities available-for-sale, mortgage loans on real estate and real estate which were non-income producing for the nine-month and twelve month periods was $60.4 million and $37.3 million, respectively.

Net Investment Income

Net investment income was flat in the nine-month and three-month periods ended September 30, 2003 when compared with the same periods of 2002. The overall yield on investments decreased to 6.46% from 6.82% for the nine months ended September 30, 2003 compared to the same period in 2002. The decrease in the yield was primarily due to lower interest rates on new securities purchased along with additional security defaults during the last year. The mean invested assets increased 6.3% for the nine months ended September 30, 2003 compared to the first nine months of 2002. This increase was due primarily to positive fixed annuity flows and new life insurance business generated over the last year.


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

The consolidated statements of cash flows in the September 30, 2003 unaudited consolidated financial statements indicates that operating activities provided cash of $609.2 million during the first nine months of 2003. This statement also classifies the other sources and uses of cash by investing activities and financing activities and discloses the total amount of cash available to meet LNC's obligations.

Although LNC generates adequate cash flow to meet the needs of its normal operations, periodically LNC may issue debt or equity securities to fund internal expansion, acquisitions, investment opportunities and the retirement of LNC's debt and equity.

In July 2001, the LNC Board authorized the repurchase of $500 million of LNC's securities. On August 8, 2002, the LNC Board authorized the repurchase of up to an additional $600 million of LNC securities. The remaining amount under the combined repurchase authorization at September 30, 2003 was $675.1 million.

In July 2003 LNC redeemed the $200 million 7.40% TOPr'S issued by Lincoln Capital III and guaranteed by LNC. A loss of $3.7 million related to unamortized issuance costs is reported in the third quarter of 2003 related to the redemption. In September, LNC issued $150 million of 6.75% Junior Subordinated Debentures, Series F. The debentures mature September 11, 2052 and can be redeemed for principal plus accrued interest beginning September 11, 2008. Proceeds from the offering will be used for general corporate purposes.

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

In general, dividends are not subject to prior approval from the Commissioner provided LNL's statutory earned surplus is positive and such dividends do not exceed the standard limitation of the greater of 10% of total statutory earned surplus or the amount of statutory earnings in the prior calendar year. As a result of the payment of dividends and statutory losses in 2002, LNL's statutory earned surplus was negative as of December 31, 2002. The statutory losses resulted from realized losses on investments, the effect of the equity markets and the reserve strengthening in 2002 related to the reinsurance business sold to Swiss Re. Due to the negative statutory earned surplus as of December 31, 2002, any dividend(s) paid by LNL in 2003 will be subject to prior approval from the Commissioner. During the first nine months of 2003, LNL received approval from the Commissioner and paid dividends of $134 million to LNC. As occurred in 2001, dividends approved and paid while statutory earned surplus is negative have been classified as a reduction to paid-in-capital.

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

As of September 30, 2003, LNC's senior debt ratings were Moody's at A3 ("Upper Medium Grade"), Standard and Poor's at A- ("Strong"), Fitch at A ("Strong") and A.M. Best at "a" ("Strong"), and LNC's commercial paper ratings included Moody's at P-2 ("Strong"), Standard and Poor's at A-2 ("Satisfactory") and Fitch at F-1 ("Very Strong"). Although there are fewer investors for A-2/P-2 commercial paper and there are periods when there is weak investor interest in A-2/P-2 commercial paper, through September 30, 2003, LNC's liquidity has not been adversely impacted by the A-2/P-2 ratings. LNC can draw upon alternative short-term borrowing facilities such as revolving bank lines of credit to meet its liquidity needs.

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

Total shareholders' equity increased $238.9 million during the nine months ended September 30, 2003. Accumulated other comprehensive income increased shareholders' equity by $61.1 million. The components of the changes to accumulated other comprehensive income were: $46.0 million related to the increase in the net unrealized gain on securities available-for-sale and derivative instruments, $16.2 million related to a change in the accumulated foreign exchange adjustment, and a decrease of $1.1 million related to the effect of foreign currency changes on the minimum pension liability adjustment. Excluding changes due to other comprehensive income, shareholders' equity increased $177.8 million. This increase is due to $317.6 million of net income, $10.1 million from the issuance/forfeiture of common stock under benefit plans and a $30.4 million net increase to additional paid-in to record stock-based compensation and decreases due to $180.4 million from the declaration of dividends to shareholders.

Contingencies

Refer to Note 5 to the September 30, 2003 unaudited consolidated financial statements for information regarding contingencies.

Item 3. Quantitative and Qualitative Disclosure of Market Risk
------------------------------------------------------------------------

LNC provided a discussion of its market risk in Item 7A of its 2002 Annual Report on Form 10-K for the year ended December 31, 2002. During the first nine months of 2003, there was no substantive change to LNC's market risk except for the items noted below:

Interest Rate Risk -- Falling Rates.

As discussed in the Quantitative and Qualitative Disclosures About Market Risk section of LNC's annual report on Form 10-K for the year ended December 31, 2002, interest spreads would be at risk on LNC's fixed annuity and interest-sensitive whole life, universal life and fixed portion of variable universal life insurance policies if interest rates continued to fall and remained lower for a period of time. The following table provides detail on the difference between interest crediting rates and minimum guaranteed rates as of September 30, 2003. For example, at September 30, 2003, there are $2,392.9 billion of combined Retirement and Life Insurance account values where the excess of the crediting rate over contract minimums is between 1.01% and 1.50%. The analysis presented below ignores any non-guaranteed elements within the life insurance products such as cost of insurance or expense loads which, for many products, may be redetermined in the event that interest margins deteriorate below the level that would cause the credited rate to equal the minimum guaranteed rate.


                       Excess of Crediting Rates over Contract Minimums
                       ------------------------------------------------
As of September 30,     Retirement        Life              Total              %
2003 (in millions)    Account Values  Account Values    Account Values   Account Values
---------------------------------------------------------------------------------------
CD and On-Benefit
type annuities          $4,859.0           $--            $4,859.0            15.2%
Discretionary rate
setting products
No difference            6,862.0       2,725.4             9,587.4            29.9%
up to .1%                   55.0            --                55.0             0.2%
..11% to .20%               139.0          16.4               155.4             0.5%
..21% to .30%               204.0         632.9               836.9             2.6%
..31% to .40%             5,519.0         114.6             5,633.6            17.6%
..41% to .50%               251.0         342.3               593.3             1.9%
..51% to .60%                65.0         333.9               398.9             1.2%
..61% to .70%                76.0       1,401.8             1,477.8             4.6%
..71% to .80%               249.0         209.1               458.1             1.4%
..81% to .90%               865.0         130.9               995.9             3.1%
..91% to 1.0%               965.0       2,712.4             3,677.4            11.5%
1.01% to 1.50%             559.0       1,833.9             2,392.9             7.5%
1.51% to 2.00%             401.0         286.2               687.2             2.1%
2.01% to 2.50%              59.0         148.1               207.1             0.6%
2.51% to 3.00%               2.0           4.1                 6.1             0.0%
3.01% and above              2.0            --                 2.0             0.0%
Total Discretionary
rate setting products   16,273.0      10,892.0            27,165.0            84.8%

Grand Total            $21,132.0     $10,892.0           $32,023.9           100.0%


* For purposes of this exhibit, contracts currently within new money rate bands are grouped according to the corresponding portfolio rate band in which they will fall upon their first anniversary.

Equity Market Exposures.

See the discussion captioned Fourth Quarter 2003 Guidance for the Estimated Effect of Equity Market Volatility for updated guidance for the estimated effect of equity market volatility.

The following is a discussion of changes to LNC's derivative positions.

Derivatives

As discussed in Note 7 to the consolidated financial statements for the year ended December 31, 2002, LNC has entered into derivative transactions to reduce its exposure to fluctuations in interest rates, the risk of changes in liabilities indexed to LNC stock, credit risk and foreign exchange risk. In addition, LNC is subject to risks associated with changes in the value of its derivatives; however, such changes in value are generally offset by changes in the value of the items being hedged by such contracts. Modifications to LNC's derivative strategy are initiated periodically upon review of the Company's overall risk assessment. During the first nine months of 2003, the more significant changes in LNC's derivative positions are as follows:

1. Entered into 1.3 billion notional of interest rate cap agreements that are used to hedge its annuity business against the negative impact of a significant and sustained rise in interest rates. A total of 0.2 billion notional expired resulting in a total remaining 2.4 billion notional. The expiration in notional resulted in no gain or loss.

2. Allowed its use of swaptions that are used to hedge its annuity business against the negative impact of a significant and sustained rise in interest rates to decrease from 180.0 million notional to 0.0 million notional. The decrease in notional is a result of expirations and resulted in no gain or loss.

3. Entered into interest rate swap agreements hedging floating rate bond coupon payments in the amount of 40.0 million notional. A total of 15.3 million notional expired resulting in a total remaining 453.8 million notional. These interest rate swap agreements convert floating rate bond coupon payments into a fixed rate of return. No gain or loss was recognized as a result of the expirations. In addition, entered into a forward starting interest rate swap in the amount of 220.0 million notional that was hedging the forecasted sale of commercial mortgage loans. The sale occurred during the third quarter and the entire swap was terminated resulting in a gain of $7.8 million.

4. Entered into foreign exchange forward contracts in the amount of 53.0 million notional that are hedging the foreign currency exposure of a portion of LNC's investment in its Lincoln UK subsidiary. A total of
   71.9 million notional expired resulting in a total remaining 24.0 million notional. No gain or loss was recognized as a result of the expirations.

5. Decreased its use of credit default swaps from 26.0 million notional to 8.0 million notional. The decrease in notional is a result of expirations and resulted in no gain or loss. LNC uses credit default swaps to hedge against a drop in bond prices due to credit concerns of certain bond issuers.

6. Entered into 0.3 million call options on an equal number of shares of LNC stock, resulting in a total of 1.5 million call options on an equal number of shares of LNC stock. A total of 0.1 million call options were terminated, resulting in a gain of $0.1 million. These call options are hedging the increase in liabilities arising from stock appreciation rights granted on LNC stock. Additional stock appreciation rights were granted to LNC agents during the first quarter of 2003.

7. Entered into financial future contracts in the amount of 59.3 million notional. These futures are hedging the liability exposure on certain options in variable annuity products. A total of 39.5 million notional expired or was closed resulting in a total remaining 19.8 million notional. No gain or loss was recognized as a result of the expirations or terminations.

8. Decreased its use of foreign currency swaps from 61.4 million notional to 60.9 million notional. This reduction in notional resulted in a gain of $0.1 million. These foreign currency swap agreements are part of a hedging strategy. LNC owns various foreign issue securities. Interest payments from these securities are received in a foreign currency and then swapped into U.S. dollars.

LNC is exposed to credit loss in the event of non-performance by counterparties on various derivative contracts. However, LNC does not anticipate non-performance by any of the counterparties. The credit risk associated with such agreements is minimized by purchasing such agreements from financial institutions with long-standing superior performance records.

Item 4 -- Controls and Procedures
------------------------------------------------------------------------

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

An evaluation of the effectiveness of LNC's disclosure controls and procedures as of September 30, 2003 was conducted under the supervision and with the participation of LNC's Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the LNC's Chief Executive Officer and Chief Financial Officer have concluded that LNC's disclosure controls and procedures were adequate and designed to ensure that material information relating to LNC and its consolidated subsidiaries would be made known to the Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the periods when periodic reports under the Exchange Act are being prepared.

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

PART II -- OTHER INFORMATION AND EXHIBITS

Items 1, 2, 3, 4 and 5 of this Part II are either inapplicable or are answered in the negative and are omitted pursuant to the instructions to
Part II.

Item 6. Exhibits and Reports on Form 8-K
------------------------------------------------------------------------

(a) The following Exhibits of the Registrant are included in this report.

    Note: The number preceding the exhibit corresponds to the specific number within Item 601 of Regulation S-K.)

4.1 Amended and Restated Trust Agreement dated September 11, 2003, between Lincoln, as Depositor, and Bank One Trust Company, National Association, as Property Trustee, Bank One Delaware, Inc., as Delaware Trustee, and the Administrative Trustees named therein. (incorporated by reference to Exhibit 4.1 of the Corporation's current report on Form 8-K filed on September 16, 2003).

4.2 Form of 6.75% Trust Preferred Security certificate. (incorporated by reference to Exhibit 4.2 of the Corporation's current report on Form 8-K filed on September 16, 2003).

4.3 Form of 6.75% Junior Subordinated Deferrable Interest Debentures, Series F (incorporated by reference to Exhibit 4.3 of the Corporation's current report on Form 8-K filed on September 16, 2003).

4.4 Guarantee Agreement dated September 11, 2003, between Lincoln, as Guarantor, and Bank One Trust Company, National Association, as Guarantee Trustee (incorporated by reference to Exhibit 4.4 of the Corporation's current report on Form 8-K filed on September 16, 2003).

12  Historical Ratio of Earnings to Fixed Charges

21  List of Subsidiaries of LNC

31 Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

During the three months ended September 30, 2003, the following Current Reports on Form 8-K were filed with or furnished to the SEC by LNC:

1. Form 8-K furnished to the SEC on August 7, 2003 under Item 9 containing the Statistical Supplement for the quarter ended June 30, 2003.

2. Form 8-K furnished to the SEC on August 7, 2003 under Item 12 containing: (1) Lincoln Financial Group press release dated August 4, 2003, announcing actions Lincoln will be taking to position its businesses for emerging opportunities and providing details on a previously announced realignment and (2) Lincoln Financial Group press release dated August 7, 2003, announcing Lincoln National Corporation's 2003 2nd quarter earnings.

3. Form 8-K filed with the SEC on August 29, 2003 under Item 5 containing a Restatement (reflecting the expensing of options) of the various Items and Schedules from Annual Report on Form 10-K for the year ended December 31, 2002, originally filed March 13, 2003 and a related Consent of Ernst & Young LLP, Independent Auditors.

4. Form 8-K filed with the SEC on September 16, 2003 under Item 5 containing an underwriting agreement and various other documents related to an offering of Trust Preferred Securities, Series F.


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


LINCOLN NATIONAL CORPORATION

By /S/ Richard C. Vaughan
   ----------------------
   Richard C. Vaughan,
   Executive Vice President and
   Chief Financial Officer

By /S/ Casey J. Trumble
   ----------------------
   Casey J. Trumble,
   Senior Vice President and Chief
   Accounting Officer

Date November 4, 2003
-------------------------

LINCOLN NATIONAL CORPORATION

Exhibit Index for the Report on Form 10-Q for the Quarter Ended September 30, 2003

Exhibit Number      Description                         Page Number
--------------      -----------                         -----------
12                  Historical Ratio of Earnings to
                    Fixed Charges                           69

21                  List of Subsidiaries of LNC            72-93

31                  Additional Exhibit -- Section 302
                    Certifications                          70

32                  Additional Exhibit -- Section 906
                    Certifications                          71

Note: This is an abbreviated version of the Lincoln National Corporation Form 10-Q. Copies of the exhibits (pages 67-99) are not attached. Copies of these exhibits are available electronically at www.sec.gov or by writing to the Corporate Secretary at Lincoln National Corporation, Centre Square, 1500 Market Street, Suite 3900, Philadelphia, Pennsylvania 19102-2112