Form 10-K
period 2003-12-31
LINCOLN NATIONAL CORP
filed 2004-03-09
CIK 59558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

Commission File Number 1-6028

LINCOLN NATIONAL CORPORATION

(Exact name of registrant as specified in its charter)

Indiana	35-1140070
(State of Incorporation)	(I.R.S. Employer Identification No.)

1500 Market Street, Suite 3900, Philadelphia, Pennsylvania 19102-2112

(Address of principal executive offices)

Registrant’s telephone number (215) 448-1400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Exchanges on which registered
Common Stock	New York, Chicago and Pacific
Common Share Purchase Rights	New York, Chicago and Pacific
$3.00 Cumulative Convertible Preferred Stock, Series A	New York and Chicago
7.65% Trust Preferred Securities, Series E*	New York
6.75% Trust Preferred Securities, Series F*	New York

*	Issued by Lincoln National Capital V and Lincoln National Capital VI, respectively. Payments of distributions and payments on liquidation or redemption are guaranteed by Lincoln National Corporation.

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes  ☒    No  ☐

The aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing price of these shares on the New York Stock Exchange) as of the last business day of the registrant’s most recently completed second fiscal quarter, was $6,330,107,000.

As of March 3, 2004, 178,680,105 shares of common stock of the registrant were outstanding.

Select materials from the Proxy Statement for the Annual Meeting of Shareholders, scheduled for May 13, 2004 have been incorporated by reference into Part III of this Form 10-K.

Lincoln National Corporation

i

PART II, Item 7 (Continued)

PART II, Item 7, Results of Operations by Segment (Continued)

PART II, Item 7, Results of Operations by Segment (Continued)

v

Part I

Item 1. Business

A. Business Overview

1. Description

Lincoln National Corporation (“LNC”) is a holding company, which operates multiple insurance and investment management businesses through subsidiary companies. The collective group of companies uses “Lincoln Financial Group” as its marketing identity. Based on assets, LNC is the 44th largest U.S. Corporation1 and based on revenues, is the 8th largest U.S. stockholder-owned company within the Fortune 500 Life/Health Insurance Industry Ranking2.

LNC’s operations are divided into four business segments: 1) Lincoln Retirement, 2) Life Insurance, 3) Investment Management and 4) Lincoln UK. Over the past five years, segments have been redefined as follows. During the first quarter of 2000, an internal reorganization resulted in the creation of a separate Lincoln Retirement segment and a separate Life Insurance segment. At the end of 2000, LNC established a new wholesaling distribution organization, Lincoln Financial Distributors (“LFD”), to focus on the changing business needs of financial intermediaries. Beginning with the first quarter of 2001, LFD’s results were reported within Other Operations. Previously, LNC’s wholesaling efforts were conducted separately within the Lincoln Retirement, Life Insurance and Investment Management segments. Prior to the fourth quarter of 2001, LNC had a Reinsurance segment, however these operations were sold to Swiss Re on December 7, 2001 and the related segment information prior to the close of this transaction was moved to Other Operations.

Revenues, pre-tax income and assets for LNC’s major business segments and other operations are shown in this Form 10-K report as part of the consolidated financial statements (see Note 9 to the consolidated financial statements). The LNC “Other Operations” category includes the financial data for the operations of Lincoln Financial Advisors (“LFA”) and LFD, and for operations that are not directly related to the business segments, unallocated corporate items (such as, corporate investment income and interest expense on short-term and long-term borrowings), and the historical results of the former Reinsurance segment along with the ongoing amortization of deferred gain on the indemnity reinsurance portion of the transaction with Swiss Re (for further discussion of the transaction with Swiss Re, refer to Acquisitions, Divestitures and Discontinued Lines of Business below).

The primary operating subsidiaries that comprise LNC are The Lincoln National Life Insurance Company (“LNL”); First Penn-Pacific Life Insurance Company (“First Penn”); Lincoln Life & Annuity Company of New York (“Lincoln Life New York”), Delaware Management Holdings, Inc. (“Delaware”), Lincoln National (UK) plc (“Lincoln UK”), LFA and LFD.

LNL is an Indiana corporation with its principal annuity operations in Fort Wayne, Indiana and its principal life insurance operations in Hartford, Connecticut. The primary operations of LNL are reported in the Lincoln Retirement and Life Insurance segments. LNL also has operations that are reported in the Investment Management segment and the results of LNL’s reinsurance operations acquired by Swiss Re via an indemnity reinsurance transaction are reported in Other Operations.

First Penn, an Indiana corporation with principal operations in Schaumburg, Illinois, offers universal life, term life and deferred fixed annuity products for distribution in most states of the United States. The primary operations of First Penn are reported in the Lincoln Retirement and Life Insurance segments.

Lincoln Life New York is a New York company with principal operations in Syracuse, New York. Lincoln Life New York offers fixed annuities, variable annuities, universal life, variable universal life, term life and other

[1]	2003 Fortune 500, Largest U.S. Corporations, April 2003
[2]	2003 Fortune 500 by Industry Rankings, April 2003

individual life insurance products within the state of New York utilizing the distribution networks described below under Distribution. The operations of Lincoln Life New York are primarily reported in the Lincoln Retirement and Life Insurance segments.

Although one of the subsidiaries held by LNC was formed in 1905, LNC itself was formed in 1968. LNC is an Indiana corporation that maintains its principal offices at 1500 Market Street, Suite 3900, Philadelphia, Pennsylvania 19102-2112. As of December 31, 2003, there were 74 persons engaged in the governance of the LNC holding company. Total employment of LNC at December 31, 2003 on a consolidated basis was 5,644. Of this total, approximately 1,988 employees are included in “Other Operations” related primarily to the operations of LFA and LFD.

2. Acquisitions, Divestitures and Discontinued Lines of Business

Over the last several years, LNC has undertaken a variety of acquisitions and divestitures, and has exited certain businesses. These actions were designed to provide more consistent sources of earnings and sharpen LNC’s focus on financial products that have the potential for significantly growing earnings, all with the ultimate goal of strengthening shareholder value. To this end, the following transactions have occurred during the three years covered by this Form 10-K:

On August 30, 2002, LNC acquired The Administrative Management Group, Inc. (“AMG”), an employee benefits record keeping firm for $21.6 million in cash. Contingent payments up to an additional $14 million may be paid over a period of 4 years (2003-2006) if certain criteria are met. Lincoln Retirement recorded an expense of $1.2 million after-tax ($1.8 million pre-tax) for 2003 relating to such contingent payments. AMG, a strategic partner of LNC’s Retirement segment for several years, provides record keeping services for the Lincoln Alliance Program along with approximately 200 other clients nationwide. The application of purchase accounting to this acquisition resulted in goodwill of $20.2 million.

On December 7, 2001, Swiss Re acquired LNC’s reinsurance operation for $2.0 billion. As part of the transaction, LNC retained the capital supporting the reinsurance operation. After adjusting for the increased levels of capital needed within the Life Insurance and Lincoln Retirement segments that result from the change in the ongoing mix of business under LNC’s internal capital allocation models, the disposition of LNC’s reinsurance operation freed-up approximately $100 million of retained capital.

The transaction structure involved a series of indemnity reinsurance transactions combined with the sale of certain stock companies that comprised LNC’s reinsurance operation. At the time of closing, an immediate gain of $15.0 million after-tax was recognized on the sale of the stock companies. A gain of $723.1 million after-tax ($1.1 billion pre-tax) relating to the indemnity reinsurance agreements was reported at the time of closing. This gain was recorded as a deferred gain on LNC’s consolidated balance sheet, in accordance with the requirements of Financial Accounting Standard No.113 (“FAS 113”), and is being amortized into earnings over a period of 15 years at the rate that earnings on the reinsured business are expected to emerge.

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

3. Products

Through its business segments, LNC sells a wide range of wealth protection and accumulation products. These products include fixed annuities, variable annuities, universal life insurance, variable universal life insurance, term life insurance, other individual insurance coverages, retail mutual funds, “529” college savings plans, 401(k) savings products and managed account products.

4. Distribution

LNC sells its products through an extensive distribution network that is designed to meet the needs of a marketplace where consumers increasingly want to do business on their own terms. LNC’s network consists of internally owned wholesaling and retailing business units, LFD and LFA, respectively.

LFD, with principal operations in Philadelphia, Pennsylvania, consists of approximately 300 internal and external wholesalers that distribute life insurance, annuities and investment products to a large number of financial intermediaries. LFD is organized to penetrate multiple channels including the Wirehouse/Regional channel, the Independent Financial Planner channel, the Marketing General Agent channel and the Financial Institutions channel.

LFA is a retail broker/dealer and financial planning firm that offers a full range of financial and estate planning services. LFA and its consolidated affiliate, Sagemark, offer access to annuities, 401(k) plans, pensions, universal and variable universal life insurance and other wealth accumulation and protection products and services, and is a preferred distributor of LNC retail products. LFA and Sagemark, with principal operations in Fort Wayne, Indiana, consist of nearly 2,100 planners in 38 offices across the United States.

Institutional investment products managed in the Investment Management segment are marketed by a separate sales force in conjunction with pension consultants. These products are offered primarily to defined benefit and defined contribution plan sponsors, endowments and foundations.

5. National Branding Campaign

Branding is a key element of LNC’s strategy, and in 2003, LNC continued to build its brand on a national basis through an integrated package of trade advertising, consumer print to support the trade effort, television to support major sponsorships, internet advertising, public relations and promotional events. LNC’s branding efforts were focused on two primary target audiences -financial intermediaries and very affluent consumers (top 11% of the population). During 2003, LNC launched two focused advertising campaigns – which included network ads, national and local print, radio and the Internet – aimed at these audiences.

In 2002, Lincoln Financial Group announced a significant new partnership with the Philadelphia Eagles football team to name its new state-of-the-art stadium Lincoln Financial Field. The official opening of the field was September 8, 2003 with the first Monday Night Football game of the 2003 NFL season.

On the consumer side, LNC’s total company awareness increased from 22% in 1998 to 39% in 20033. This gain of 16 percentage points is particularly positive given that the company has focused more on trade activity than on consumer paid media over the last two years. On the trade side, company awareness is very strong at 96%.

[3]	Wirthlin Worldwide Awareness and Usage Study, Nov. 2003

B. Description of Business Segments

1. Lincoln Retirement

The Lincoln Retirement segment, with principal operations in Fort Wayne, Indiana, and Hartford, Connecticut, and additional operations in Portland, Maine, and Arlington Heights, Illinois, provides tax-deferred investment growth and lifetime income opportunities for its clients through the manufacture of fixed and variable annuities. There are two lines of business within this segment, individual annuities and employer-sponsored markets.

The individual annuities line of business markets non-qualified and qualified fixed and variable annuities to individuals. Annuities are attractive because they provide tax-deferred growth in the underlying principal, thereby deferring the tax consequences of the growth in value until withdrawals are made from the accumulation values, often at lower tax rates occurring during retirement. In addition to favorable tax treatment, annuities are unique in that retirees can select a variety of payout alternatives to help provide an income flow during life. The individual annuities market has seen an increase in competition along with new product types and promotion. The guarantee features (living and death benefits) offered within an annuity are not found in any other investment vehicle and make annuities attractive even in times of economic uncertainty.

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

Fixed Annuity: A fixed deferred annuity preserves the principal value of the contract while guaranteeing a minimum interest rate to be credited to the accumulation value. LNC offers both single and flexible premium fixed deferred annuities to the individual annuities market. Single premium fixed deferred annuities are contracts that allow only a single contribution to be made. Flexible premium fixed deferred annuities are contracts that allow multiple contributions on either a scheduled or non-scheduled basis. With fixed deferred annuities, the contractholder has the right to surrender the contract and receive the current accumulation value less any applicable surrender charge and, if applicable, market value adjustment. Also, certain fixed annuity products, such as the popular StepFive® Fixed Annuity, allow for a window period between the end of the fixed guarantee period and the start of the subsequent guarantee period during which the account holder can withdraw their funds without incurring a surrender charge. Fixed annuity contributions are invested in LNC’s general account. LNC bears the investment risk for fixed annuity contracts. To protect itself from premature withdrawals, LNC imposes surrender charges. Surrender charges are typically applicable during the early years of the annuity contract, with a declining level of surrender charges over time. LNC expects to earn a spread between what it earns on the underlying general account investments supporting the fixed annuity product line and what it credits to its fixed annuity contractholders’ accounts.

LNC’s fixed annuity product offerings include the Lincoln Select and ChoicePlus Fixed Annuities and the StepFive®, AccelaRate and ChoiceGuarantee® Fixed Annuities. LNC primarily distributes fixed annuities through the Financial Institutions channel and to a lesser extent in the Independent Financial Planner and Wirehouse/Regional channels. The guarantees of the StepFive fixed annuity have been especially well-received in the Financial Institutions channel. The modified guaranteed annuity products, Lincoln Select and ChoicePlus Fixed Annuities, have been attractive in the Wirehouse/Regional channel. These products allow an individual to select a specific guaranteed period typically ranging from six to ten years.

If the contract stays in force for the entire guarantee period, then the contract will earn the specified rate of interest for the full period. If the contract is surrendered during the guarantee period, both a surrender charge and a Market Value Adjustment (MVA) may be applied. The MVA feature increases or decreases the cash surrender value of the annuity based on a decrease or increase in interest rates. Contract-holders participate in gains when the contract is surrendered in a falling interest rate market, and LNC is protected from losses up to a cap when the contract is surrendered in a rising interest rate market. In 2003, LNC introduced a new version of Lincoln Select that provides the individual with a higher interest rate but a larger potential penalty for early withdrawal or surrender.

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

The separate account choices for LNC’s variable annuities cover diverse asset classes with varying levels of risk and include both equity funds and fixed income funds. LNC’s Individual and Group Multi-Fund® Variable Annuity product line offers up to 36 fund choices from 11 well known advisors: AIM®, AllianceBernsteinsm, American Fund Insurance Seriessm, Delaware Investmentssm, Fidelity Investments®, Janus, MFS Investment Management®, Neuberger Berman Management Inc., Putnam Investments, Inc., Scudder Investments and Wells Fargo. LNC’s Lincoln Choice Plussm Variable Annuity, an individual multi-manager product line, has fund offerings from AIM®, AllianceBernsteinsm, American Funds Insurance Seriessm , Delaware Investmentssm, Fidelity Investments® , Franklin®, Janus, MFS Investment Management® Neuberger Berman Management, Inc., Putnam Investments, Inc., and Scudder Investments.

LNC’s American Legacy Variable Annuity, a premier single manager individual and group variable annuity product line, offers 13 mutual fund choices from American Funds Insurance Series sm. American Funds is the 3rd largest mutual fund company for 2002 based on assets under management. LNC’s Alliance Program, which is for the employer-sponsored market, has over 3000 mutual fund choices plus a fixed account. This product is customized for each employer.

Most of LNC’s variable annuity products also offer the choice of a fixed option that provides for guaranteed interest credited to the account value. In addition, many of LNC’s individual variable annuities feature guaranteed minimum death benefits (“GMDB”). These guaranteed minimum death benefits can be either guaranteed return of premium or the highest account value attained on any policy anniversary through attained age 80 (i.e., high water mark).

In June 2003, LNC introduced the Principal SecuritySM benefit. This guaranteed minimum withdrawal benefit (“GMWB”) feature offers the contractholder a guarantee equal to the initial purchase payment (or contract value, if elected after issue), adjusted for any subsequent purchase payments or withdrawals. To receive the full amount of the guarantee, annual withdrawals are limited to 7% of the guaranteed amount. Withdrawals in excess of the 7% maximum in any contract year are assessed any applicable surrender charges, and the guaranteed amount is recalculated. The annual charge for this benefit is 0.45% of the guaranteed amount (less withdrawals), assessed on a quarterly basis. The charge is waived five years after the start or resetting of the guarantee amount, as long as the cumulative payments since election or reset are less than 10% of the current guarantee amount. The benefit may also be cancelled at any time five years after election or reset. If cancelled, the benefit may be reelected after one year, if available. Principal Security is available on new and existing variable annuity contracts in nearly all states for most LNC individual variable annuity products. The Principal Security benefit has been very well received in the variable annuity marketplace.

To offset the increased risks associated with GMDBs and GMWBs, LNC has developed a dynamic delta hedging strategy with help from a leading actuarial consulting firm. The customized dynamic delta hedging program utilizes futures positions whose change in value is designed to mirror the change in reserves for the guarantees. The goal of LNC’s hedge program is to turn the volatile benefit and reserve costs associated with GMDBs and GMWBs into a stable recurring charge to earnings. See the Lincoln Retirement section of Part II, Item 7 on page 31 for a further discussion of this hedging program.

LNC offers other innovative product features including the Income4Life® Solution, Income4Life Advantage and when sold in conjunction with Income4Life, the Accumulated Benefit Enhancement (“ABE”) rider. The Income4Life Solution and Income4Life Advantage features allow variable annuity contractholders access and control during the income distribution phase of their contract. This added flexibility allows the contractholder to access the account value for transfers, additional withdrawals and other service features like portfolio rebalancing. The ABE rider, which was first introduced in 2002, lets clients transfer their balances to LNC variable annuity products and retain the death benefit of their prior variable annuity. Unlike bonus products, which require longer surrender penalties and increased mortality and expense assessments, this rider is available only in conjunction with Income4Life on all share classes of most LNC variable annuity product lines with no additional charge.

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

Through most of its variable annuity product lines, LNC offers A-share, B-share, C-share, L-share and bonus variable annuities. The differences in A, B, C and L-shares relate to the sales charge and fee structure associated with the contract. An A-share has a front-end sales charge. A B-share has a contingent deferred sales charge that is only paid if the account is surrendered or withdrawals are in excess of contractual free withdrawals within the contract’s specified surrender charge period. A C-share has no front-end sales charge or back-end surrender charge. Like a B-share, an L-share has a contingent deferred sales charge that is only paid if the account is surrendered or withdrawals are in excess of contractual free withdrawals within the contract’s specified surrender charge period. The differences between the L-share and B-share are the length of the surrender charge period and the fee structure. L-shares have a shorter surrender charge period, so for the added liquidity, mortality and expense assessments are higher.

A bonus annuity is a variable annuity contract that offers a bonus credit to a contract based on a specified percentage (typically ranging from 2% to 5%) of each deposit. Bonus products in general have come under increased scrutiny due to concerns with whether they have been properly designed and sold with the contractholders’ interests in mind. The concern is that the higher expenses and extended surrender charge periods that are often associated with bonus annuities may not be adequately understood by contractholders. In developing bonus annuity products for its Lincoln ChoicePlus and American Legacy variable annuities, LNC has attempted to address these concerns, while at the same time designing products that are competitive in the marketplace. A key competitive feature of LNC’s bonus annuity that is attractive to long-term contractholders is the persistency credit. This feature rewards a contractholder with a bonus credit of 20 basis points per annum after maintaining an account for 14 years. A 30 basis point per annum persistency credit is also offered on LNC’s L-share products after a contractholder maintains an account for eight years.

According to Variable Annuity Research and Data Services (“VARDS”), LNC’s American Legacy I Variable Annuity ranked number two out of 110 variable annuities for asset-weighted performance for the five-year period ended December 31, 2003. The American Legacy III Variable Annuity ranked number three on this basis. Challenging equity markets like those experienced over the last several years may prompt contactholders of competitors’ variable annuities to consider better-performing LNC variable annuities.

Distribution

Fixed annuity products as well as most individual variable annuity product lines are distributed by LFD. LFA, as a client of LFD, sells the American Legacy Variable Annuity and the ChoicePlus Variable Annuity. LFA also sells LNC’s MultiFund Variable Annuity product line in both the individual and employer-sponsored retirement markets and the Alliance Program in the employer-sponsored retirement market. Group fixed and variable annuity products are also distributed through the Lincoln Retirement Fringe Benefit Division’s dedicated sales force to the employer-sponsored retirement market.

Market Position

Capitalizing on a broad product portfolio and a strong and diverse distribution network, LNC is a leader in both the individual and employer-sponsored annuity markets. According to VARDS, LNC ranks 5th in assets as of December 31, 2003 and 11th in variable annuity sales for the year ended December 31, 2003 in the United States. LNC ranked 10th in fixed annuity sales through financial institutions for 20034.

LNC was an early entrant into the fixed and variable annuity business and as such has a mature book of business with many contracts that are out of the surrender charge period. As a result, LNC, as well as other seasoned industry participants, have been vulnerable to what are referred to as Section 1035 exchanges, named after the Internal Revenue Code Section that governs these exchanges (in 1035 exchanges, contractholders surrender their annuity and make a non-taxable transfer to another insurance company’s non-qualified annuity). LNC has developed specific asset retention plans to address its vulnerability to Section 1035 exchanges.

Approximately 1,373 employees are involved in this business segment.

2. Life Insurance

The Life Insurance segment, with principal operations in Hartford, Connecticut, and Fort Wayne, Indiana, and additional operations in Schaumburg, Illinois, focuses on the creation and protection of wealth for its clients through the manufacture of life insurance products. The Life Insurance segment offers both single and survivorship versions of universal life (“UL”), variable universal life (“VUL”), and interest-sensitive whole life (“ISWL”), as well as corporate owned life insurance (“COLI”) and term insurance. The segment also offers a linked-benefit product which is a universal life insurance policy linked with an accelerated benefits rider that provides a benefit for long-term care needs. The life insurance operation targets the affluent market, defined as households with at least $500,000 of investable net worth. Two key measures of the effectiveness of meeting the needs of this market include average face amount of policies sold, which for LNC was $1.1 million for the year ended December 31, 2003, and average premiums paid per policy sold, which were approximately $28,000 for the same period (products included in this calculation are UL, VUL, ISWL and COLI cases covering less than 200 lives).

[4]	Kenneth Kehrer Associates Fixed Annuity Sales Through Financial Institutions Rankings for 2003

Products

The Life Insurance segment’s book of business includes interest/market-sensitive products (UL, VUL, ISWL, COLI) and traditional life products (term and guaranteed cost whole life). Profitability is driven by mortality margins (defined below), investment margins (spreads/fees), expenses and surrender fees.

Mortality margins represent the difference between amounts charged the customer to cover the mortality risk and the cost of reinsurance and death benefits paid. Mortality charges are either specifically deducted from the contractholder’s fund (i.e., cost of insurance assessments or “COI’s”) or embedded in the premiums charged to the customer. In either case, these amounts are a function of the rates priced into the product and level of insurance in-force (less reserves previously set aside to fund benefits). Insurance in-force, in turn, is driven by sales, persistency and mortality experience.

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

Fixed Life Insurance (primarily UL and ISWL): Premiums net of expense loads and charges received on fixed products are invested in LNC’s general account investment portfolio, so LNC bears the risk on investment performance. LNC manages investment margins (i.e. the difference between the rate the portfolio earns compared to the rate that is credited to the customer) by seeking to maximize current yields, in line with asset/liability and risk management targets, while crediting a competitive rate to the customer. Crediting rates are typically subject to guaranteed minimums specified in the underlying life insurance contract.

Variable Universal Life Insurance (VUL): Premiums net of expense loads and charges received on VUL products are invested in separate accounts that offer several investment options for the customer’s selection. The investment choices are the same, in most cases, as the investment choices offered in LNC’s variable annuity contracts. In addition, VUL products offer a fixed account option that is managed by LNC. Investment risk is borne by the customer on all but the fixed account option. LNC charges fees for mortality costs and administrative expenses, as well as investment management fees.

Corporate Owned Life Insurance (COLI): COLI is typically purchased by corporations funding non-qualified benefit plans. These include 401(k) excess - voluntary deferrals of executive salary and/or bonus in excess of 401(k) limits and Supplemental Executive Retirement Plans (SERP’s) in a variety of forms, paid for with corporate funds. LNC offers a portfolio of both fixed UL and variable UL COLI products sold primarily through specialty brokers.

Term Life Insurance: Term life insurance provides a death benefit without a cash accumulation balance. Policy premiums are generally paid annually.

Distribution

Distribution of the Life Insurance segment’s products occurs primarily through LFD and LFA. Both channels have an industry-wide reputation of being highly skilled in the development of financial and estate planning solutions for the affluent market.

Market Position

LNC is a leading provider of life insurance products designed specifically for the high net-worth and affluent markets. In addition to the growth opportunity offered by its target market, LNC’s product breadth, design innovation, competitiveness, speed to market, exceptional customer service and an extensive distribution network all contribute to the strength of LNC’s life insurance operations. Averaging close to nine major product upgrades and/or new features per year since 1998, including nine significant VUL, UL, Term and COLI product enhancements and new riders in 2003, the Life Insurance segment is successful at meeting changing needs when market trends shift.

Approximately 724 employees are involved in this business segment.

3. Investment Management

The Investment Management segment, with principal operations in Philadelphia, Pennsylvania and offices in Fort Wayne, Indiana, London, United Kingdom, and Denver, Colorado, provides investment products and services to both individual and institutional investors. The primary companies within this business segment include Lincoln National Investments, Inc. (“LNI”), Lincoln National Investment Companies, Inc. (“LNIC”), and Delaware Management Holdings, Inc. (“Delaware”). LNI and LNIC are intermediate level holding companies that own the operating companies within this segment. The Investment Management segment also includes the 401(k) operations of LNL.

The operating subsidiaries within Delaware offer a broad line of mutual funds, retirement plan services and other investment products including managed accounts and “529” college savings plans to retail investors. They also offer investment advisory services and products to institutional clients, which primarily include pension funds, foundations, endowment funds and trusts. Delaware currently serves as investment advisor to approximately 300 institutional accounts, acts as investment manager and/or shareholder services agent for approximately 92 open-end funds, and serves as investment manager for 10 closed-end funds. The Investment Management segment also provides investment advisory services for LNC’s corporate and general insurance portfolios and manages portfolios backing Collateralized Debt Obligations.

Products

Investment Management products include domestic and international equity and fixed-income retail mutual funds, separate accounts, institutional mutual funds, managed accounts, “529” college savings plans, and retirement plans and services as well as administration services for these products.

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

Delaware offers various retirement plans and services, including 401(k) plans. A 401(k) plan allows employees to divert a portion of their salary to a company-sponsored tax-sheltered account, thus deferring taxes until retirement. These plans generally offer several investment options such as equity and fixed income products. In addition, Delaware has offered products in the “529” college savings plan market since 2002, when it launched programs for the state of Hawaii and the Commonwealth of Pennsylvania. These products employ asset allocation models that diversify client assets across all major investment styles.

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

The Delaware Pooled Trust is a series of Securities and Exchange Commission (“SEC”) registered mutual funds managed in styles that are similar to institutional separate account offerings and best suited for smaller to medium-sized institutional investment mandates. Delaware’s minimum account size for these vehicles is typically $1 million. The funds included in the Delaware Pooled Trust product offering are no-load mutual funds designed for the institutional investor and high net worth individual.

Distribution

The businesses in the Investment Management segment deliver their broad range of products through multiple distribution channels, enabling them to reach an expanding community of retail and institutional investors. Delaware distributes retail mutual funds, managed accounts, “529” college savings plans and retirement products through the LFD distribution network, LFA, and Delaware’s direct retirement sales force. Institutional products are marketed primarily by Delaware’s institutional marketing group working closely with manager selection consultants. These products are also offered to defined benefit and defined contribution plan sponsors, endowments and foundations.

Market Position

Offering diverse investment styles to a diverse group of of clients provides a prudent way to diversify risk in varying market environments. Delaware is an investment manager with strong and diversified offerings across multiple asset classes including value and growth equity investment styles; high-grade, high-yield and municipal fixed-income investment styles; balanced and quantitive investment styles; and international and global equity and fixed income investment styles. Delaware’s investment performance, which began to improve in 2000 with the implementation of various targeted initiatives, has been strong over the last two years. Delaware was the 48th largest U.S. investment management group at the end of 2002 out of 300 companies, compared to being the 51st largest at the end of 20015.

Approximately 1,194 employees are involved in this business segment.

4. Lincoln UK

Lincoln UK is headquartered in Barnwood, Gloucester, England, and is licensed to do business throughout the United Kingdom (“UK”). Lincoln UK is primarily focused on retaining its existing customers and managing expenses for a closed-block of business in the UK. The segment accepts new deposits on the existing block of business and offers new products to existing policyholders. Lincoln UK’s product portfolio principally consists of unit-linked life and pension products, which are similar to U.S. produced variable life and annuity products.

In 2002, Lincoln UK outsourced its customer service and policy administration function to the Capita Group, plc (“Capita”). The agreement involved the transfer of approximately 500 employees to Capita. The number of employees noted below reflects the actual level of staffing for the current business structure.

Approximately 122 employees are involved in this business segment, excluding those employed by Capita in the customer service and policy administration functions.

[5]	2002 Institutional Investor 300 Money Managers, July 2003

C. Other Matters

1. Regulatory

LNC’s Retirement, Life Insurance and Lincoln UK business segments, like other insurance companies, are subject to regulation and supervision by the states, territories and countries in which they are licensed to do business. The laws of these jurisdictions generally establish supervisory agencies with broad administrative powers relative to granting and revoking licenses to transact business, regulating trade practices, licensing agents, prescribing and approving policy forms, regulating premium rates for some lines of business, establishing reserve requirements, regulating competitive matters, prescribing the form and content of financial statements and reports, regulating the type and amount of investments permitted and prescribing minimum levels of capital. The ability to continue an insurance business is dependent upon the maintenance of the licenses in the various jurisdictions. In addition, variable annuities and variable life insurance businesses and products are subject to regulation and supervision by the SEC and the National Association of Securities Dealers (“NASD”).

LNC’s Investment Management segment, like other investment management groups, is subject to regulation and supervision by the SEC, NASD, Municipal Securities Rulemaking Board (“MSRB”), Financial Services Authority (“FSA”) in London, the Pennsylvania Department of Banking and jurisdictions of the states, territories and foreign countries in which they are licensed to do business.

LFA and LFD are subject to regulation and supervision by the SEC and NASD on broker dealer and registered investment advisor issues.

2. Reinsurance

LNC’s insurance subsidiaries protect themselves against losses greater than the amount they are willing to retain on any one risk or event by purchasing reinsurance from unaffiliated insurance companies (see Note 7 to the consolidated financial statements).

3. Competition

All businesses LNC is involved in are highly competitive due to the market structure and the large number of competitors. At the end of 2002, the latest year for which data is available, there were approximately 1,171 life insurance companies in the United States. Also, many of the products offered by LNC’s operating companies are similar to products offered by non-insurance financial services companies, such as banks. The Financial Services Modernization Act was passed in November 1999 and repealed the Glass-Steagall Act of 1933 and expands the Bank Holding Company Act of 1956. This act allows, among other things, cross-ownership by banks, securities firms and insurance companies. In 2003 there were some cross-ownership activities in the financial services industry; however, there was minimal impact on LNC’s operations.

4. Concentrations

Because of the nature of the insurance and investment management businesses, there is no single customer or group of customers upon whom the business is dependent. Although LNC does not have any significant concentration of customers, LNC’s Retirement segment had a long-standing distribution relationship with American Funds Distributors (“AFD”) that is significant to this segment. AFD used wholesalers who focused on both American Funds mutual funds as well as the American Legacy Variable Annuity products. In 2002, LNC and AFD agreed to transition the wholesaling of American Legacy to LFD, which was completed in 2003. American Legacy Variable Annuity product line sold through LFD accounted for about 17% of LNC’s total gross annuity deposits in 2003, compared with about 15% sold through AFD in 2002. In addition, the American Legacy Variable Annuity product line represents approximately 35% and 31% of LNC’s total gross annuity account values at December 31, 2003 and 2002, respectively.

5. Market Research

LNC does not have a separate unit that conducts market research. Research activities related to new products or services, or the improvement of existing products or services, are conducted within the business segments. Expenses related to such activities are not material. Also, sales are not dependent upon select geographic areas.

6. Available Information

LNC files annual, quarterly and current reports, proxy statements and other documents with the SEC under the Securities Exchange Act of 1934 (the “Exchange Act”). The public may read and copy any materials that LNC files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including LNC, that file electronically with the SEC. The public can obtain any documents that LNC files with the SEC at http://www.sec.gov.

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

Item 2. Properties

LNC and the various operating businesses own or lease approximately 2.8 million square feet of office space. The governance group for LNC, the Investment Management segment, LFD and LFA lease 0.4 million square feet of office space in Philadelphia, Pennsylvania. The operating units in the Fort Wayne, Indiana area lease 0.8 million square feet. Also, businesses operating in the Chicago, Illinois metro area; Hartford, Connecticut and the United Kingdom own or lease another 0.6 million square feet of office space. An additional 1.0 million square feet of office space is owned or leased in other U.S. cities for branch offices and other operations. As shown in the notes to the consolidated financial statements (see Note 7 to the consolidated financial statements), the rental expense on operating leases for office space and equipment totaled $67.1 million for 2003. Office space rent expense accounts for $60.4 million of this total. This discussion regarding properties does not include information on investment properties.

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

During the fourth quarter of 2003, no matters were submitted to security holders for a vote.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Stock Market and Dividend Information

The dividend on LNC’s common stock is declared each quarter by LNC’s Board of Directors. In determining dividends, the Board takes into consideration items such as LNC’s financial condition, including current and expected earnings, projected cash flows and anticipated financing needs. The range of market prices and cash dividends declared by calendar quarter for the past two years are as follows:

Common Stock Data: (per share)	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
2003
High	$35.700	$37.500	$38.640	$41.320
Low	24.730	27.870	34.630	35.410
Dividend Declared	0.335	0.335	0.335	0.350

2002
High	$53.650	$52.540	$42.080	$35.950
Low	47.200	40.750	29.120	25.150
Dividend Declared	0.320	0.320	0.320	0.335

Note: At December 31, 2003, the number of shareholders of record of LNC’s common stock was 10,058.

Exchanges: New York, Chicago and Pacific.

Stock Exchange Symbol: LNC

Item 6. Selected Financial Data

	(millions of dollars, except per share data)
Year Ended December 31	2003	2002	2001(1)	2000	1999
Total revenue	$5,283.9	$4,635.5	$6,378.0	$6,847.1	$6,803.7
Income from before cumulative effect of accounting changes	767.1	48.8	561.2	585.3	460.4
Cumulative Effect of Accounting Changes	(255.2)	—	(15.6)	—	—

Net income	$511.9	$48.8	$545.6	$585.3	$460.4
Per Share Data: (1)
Net Income-Diluted	$2.85	$0.26	$2.85	$3.03	$2.30
Net Income-Basic	2.89	0.27	2.89	3.06	2.33
Common stock dividends	1.355	1.295	1.235	1.175	1.115

	(millions of dollars, except per share data)
December 31	2003	2002	2001	2000	1999
Assets	$106,744.9	$93,184.6	$98,041.6	$99,870.6	$103,095.7
Long-term debt	1,117.5	1,119.2	861.8	712.2	712.0
Junior subordinated debentures issued to affiliated trusts	341.3	392.7	474.7	745.0	745.0
Shareholders’ equity	5,811.6	5,347.5	5,303.8	4,980.6	4,263.9
Per Share Data: (2)
Shareholders’ equity (including accumulated other comprehensive income)	$32.56	$30.10	$28.32	$26.05	$21.76
Shareholders’ equity (excluding accumulated other comprehensive income)	27.69	25.97	27.39	25.88	23.98
Market value of common stock	40.37	31.58	48.57	47.31	40.00

(1)	As discussed in Note 11 to the consolidated financial statements, LNC sold its reinsurance operations for approximately $2.0 billion on December 7, 2001. Revenues for 2001, 2000 and 1999 include $1.7 billion, $1.8 billion and $1.8 billion, respectively from the reinsurance operations.
(2)	Per share amounts were affected by the retirement of 12,088,100; 11,278,022; 6,222,581 and 7,675,000 shares of common stock in 2002, 2001, 2000 and 1999, respectively. In addition, 4,630,318 shares of common stock were issued in 2001 related to the settlement of purchase contracts issued in conjunction with FELINE PRIDES financing.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements – Cautionary Language

This report, among other things, reviews the results of operations of LNC Consolidated, LNC’s four business segments and Other Operations; LNC’s consolidated investments; and consolidated financial condition including liquidity, cash flows and capital resources. Historical financial information is presented and analyzed. This report and other written or oral statements made by LNC or on LNC’s behalf may contain forward-looking statements. Where appropriate, factors that may affect future financial performance are identified and discussed. Certain statements made in this report are “forward-looking statements” within the meaning of the Securities Litigation Reform Act of 1995 (“SLRA”). A forward-looking statement is any statement that is not a historical fact and, without limitation, includes any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain words like: “believe”, “anticipate”, “expect”, “estimate”, “project”, “will”, “shall” and other words or phrases with similar meaning. LNC claims the protection afforded by the safe harbor for forward-looking statements provided by the SLRA.

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from the results contained in the forward-looking statements. These risks and uncertainties include, among others, subsequent significant changes in:

•	the Company (e.g., acquisitions and divestitures of legal entities and blocks of business — directly or by means of reinsurance transactions);

•	financial markets (e.g., interest rates and securities markets and stock and bond market performance);

•	the performance of the investment portfolios of LNC’s subsidiaries and of the portfolios which they manage (both internal and external);

•	competitors and competing products and services;

•	LNC’s ability to operate its businesses in a relatively normal manner;

•	legislation (e.g., corporate, individual, estate and product taxation) including the recently enacted provisions affecting the taxation of dividends and retirement savings;

•	the price of LNC’s stock;

•	accounting principles generally accepted in the United States;

•	regulations (e.g., insurance and securities regulations);

•	debt and claims-paying ratings issued by nationally recognized statistical rating organizations; and

•	the National Association of Insurance Commissioners’ (“NAIC”) capital requirements.

Other risks and uncertainties include:

•	the risk that significant accounting, fraud or corporate governance issues may adversely affect the value of certain investments in the portfolios of LNC’s companies;

•	the risk that LNC could have to accelerate amortization of deferred policy acquisition costs if the market deteriorates;

•	the risk that LNC could have to write off investments in certain securities if the issuers’ financial condition deteriorates;

•	the risks associated with having products with guaranteed benefits;

•	whether necessary regulatory approvals are obtained (e.g., insurance department, Hart-Scott-Rodino, etc.) and, if obtained, whether they are obtained on a timely basis;

•	whether proceeds from divestitures of legal entities and blocks of business can be used as planned;

•	risks associated with litigation, arbitration and other actions such as: (a) adverse decisions in significant actions including, but not limited to extra-contractual and class action damage cases; (b) new decisions which change the law; (c) unexpected trial court rulings; (d) unavailability of witnesses; (e) newly discovered evidence and (f) acts of God (e.g., hurricanes, earthquakes and storms);

•	whether there will be significant charges or benefits resulting from the contingencies described in the footnotes to LNC’s consolidated financial statements;

•	risks associated with acts of terrorism or war; and

•	other insurance risks (e.g., policyholder mortality and morbidity).

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

Introduction

Lincoln National Corporation (“LNC”) is a holding company. Through subsidiary companies LNC operates multiple insurance and investment management businesses. The collective group of companies uses “Lincoln Financial Group” as its marketing identity. LNC is the 44th largest (based on assets) United States corporation (2002 Fortune 500, Largest U.S. Corporations, April 2003). Operations are divided into four business segments: 1) Lincoln Retirement, 2) Life Insurance, 3) Investment Management and 4) Lincoln UK. LNC reports operations not directly related to the business segments and unallocated corporate items (i.e., corporate investment income, interest expense on corporate debt, unallocated overhead expenses, and the operations of Lincoln Financial Advisors (“LFA”) and Lincoln Financial Distributors (“LFD”) and the amortization of the deferred gain on the sale of Lincoln Re) in Other Operations. Prior to the fourth quarter of 2001, LNC had a Reinsurance segment. Total employment of LNC at December 31, 2003 on a consolidated basis was 5,644.

Executive Summary

LNC’s annuities, life insurance, money management and financial planning businesses all benefited from the improving financial markets experienced during 2003. Growth in equity markets translated into improved earnings as fee income based on account values increased, reserves for variable annuity guaranteed minimum death benefits declined, and credit losses in the investment portfolios dropped significantly. The elevated account values position LNC for earning increased ongoing fee based revenues from variable annuities, variable life insurance and asset advisory services.

Key marketplace themes of the past year against the backdrop of improving financial markets included continuing demand for variable annuity products containing guaranteed benefits, the relative safety and predictability of universal life insurance, and the desire to work with investment advisors with proven track records earned over difficult market periods. LNC’s ability to meet these needs led to the successes of 2003. Excellence in enhanced product offerings and outstanding investment management performance contributed to an acceleration of positive net cash flows into LNC’s product offerings, particularly evident in the latter half of the year.

While historically low interest rates continue to create a challenge for LNC’s products that generate investment spread profits, such as fixed annuities and universal life insurance, careful management of crediting rate policies allowed LNC to minimize spread compression effects. Managing investment spread businesses remains an important consideration in the current interest rate environment.

Other challenges that LNC anticipates include intensifying competitive pressures and growing uncertainty created by emerging legislative and regulatory responses to recent events in the financial services marketplace. In this fiercely competitive and highly uncertain financial marketplace, LNC intends to continue to distinguish itself by consistently delivering product excellence while maintaining pricing discipline and prudent risk management, by continuing to extend its distribution reach while keeping a sharp focus on effective cost management, and by continuing to expand the power of the Lincoln Financial Group brand.

As it executes on these key strategic drivers, LNC has its long-term focus on the emerging opportunity that will occur as the baby-boomer generation reaches retirement age. LNC intends to capitalize on that opportunity by positioning itself to be the partner of choice for the intermediaries and organizations that serve the baby-boomer generation in meeting their wealth accumulation, retirement income and wealth transfer needs. The following management discussion and analysis contains details on recent progress made by LNC toward that goal.

Critical Accounting Policies

Given the nature of LNC’s business, LNC’s accounting policies require the use of judgments relating to a variety of assumptions and estimates. Because of the inherent uncertainty in the assumptions and estimates underlying these accounting policies, under different conditions or assumptions the amounts reported in LNC’s financial statements could be materially different. Throughout Management’s Discussion and Analysis, the application of these various critical accounting policies is addressed along with the effect of changes in estimates and assumptions.

To provide an overall perspective on these critical accounting policies, and guidance as to the specific areas within Management’s Discussion and Analysis where these critical accounting policies are discussed in detail, a summary of critical accounting policies and the disclosure location is as follows:

Accounting for intangible assets requires numerous assumptions, such as estimates of expected future profitability for various LNC operations and LNC’s ability to retain its existing blocks of life and annuity business in force. LNC’s accounting policies for the intangible assets of deferred acquisition costs (“DAC”) and the present value of acquired blocks of in-force policies (“PVIF”) are discussed within the Lincoln Retirement, Life Insurance and Lincoln UK segments. LNC’s overall accounting policy for other identified intangibles and goodwill is discussed within Results of Consolidated Operations. A key assumption affecting the accounting for DAC and PVIF is the performance of equity markets. LNC’s net income sensitivity to changes in equity market performance is discussed under the heading “First Quarter 2004 Guidance for the Effects of Equity Market Volatility “ found within LNC’s discussion of Consolidated Operating results. Additionally, LNC has goodwill resulting from various acquisitions. Refer to the “Accounting for Business Combinations and Goodwill and Other Intangible Assets” section for a discussion of the evaluation of goodwill for impairment. Within the Investment Management segment, LNC has an intangible asset for Deferred Dealer Commissions. Refer to the Investment Management Results of Operations section for further discussion of this asset.

Determining whether a decline in current fair values for invested assets is other than a temporary decline in value can frequently involve a variety of assumptions and estimates, particularly for investments that are not actively traded on established markets. For instance, assessing the value of some investments requires an analysis of expected future cash flows. Some investment structures, such as collateralized debt obligations, often represent selected levels, or tranches collateralized by underlying investments in a wide variety of underlying issuers. LNC’s accounting policies for its invested assets are discussed within Results of Consolidated Operations and Consolidated Investments. Specific discussion of LNC’s accounting policy for write-downs for securities that were determined to have declines in fair value that were other than temporary along with analysis of securities available-for-sale in an unrealized loss position can be found within Consolidated Investments.

To protect itself from a variety of equity market and interest rate risks that are inherent in many of LNC’s life insurance and annuity products, LNC uses various derivative instruments. Assessing the effectiveness of these hedging programs and evaluating the carrying values of the related derivatives often involves a variety of assumptions and estimates. LNC’s accounting policies for derivatives are discussed within Results of Consolidated Operations, Consolidated Investments and within the discussion of Quantitative and Qualitative Disclosures About Market Risk. In addition, the potential impact on interest spreads in a falling rate environment is presented in the “Interest Rate Risk - Falling Rates” section within LNC’s Quantitative and Qualitative Disclosures About Market Risk.

Establishing adequate liabilities for LNC’s obligations to its policyholders requires assumptions to be made regarding mortality and morbidity. The effect of variances in these assumptions is discussed within the Lincoln

Retirement and Life Insurance segments. In addition, refer to the discussion of personal accident and disability income reserves included within the Acquisition and Divestiture discussion of the disposition of LNC’s former Reinsurance segment within Other Operations. As discussed within the Lincoln Retirement segment, one of the liabilities is the reserve for Guaranteed Minimum Death Benefits (“GMDB”). A key assumption affecting the accounting for GMDB is the performance of equity markets. Sensitivity to changes in equity market performance upon GMDB and LNC’s net income is discussed under the heading “First Quarter 2004 Guidance for the Effects of Equity Market Volatility”. The accounting for GMDB reserves will change in 2004, as a result of new guidance affecting guaranteed benefits. See the topic “New Accounting Pronouncements” and the disclosure under the heading “Statement of Accounting Position 03-1.”

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

Establishing reserves for litigation and compliance-related regulatory actions inherently involves a variety of estimates of potential outcomes. These matters are discussed within Results of Consolidated Operations and in the Lincoln UK segment, with additional detail provided within Note 7 Restrictions, Commitments and Contingencies, which is included in the notes to consolidated financial statements.

As LNC responds to an ever-changing business environment and continues to adapt its organizational and operational structures, the frequency of necessary restructuring activities increases. Establishing reserves for the expected costs of these restructurings requires a variety of estimates and assumptions. The accounting for LNC’s restructurings is set forth within Results of Consolidated Operations and within Results of Operations for each affected business segment, as well as within Note 12 Restructuring Charges included in the notes to consolidated financial statements.

Continued access to capital markets and maintenance of favorable debt and insurance financial strength ratings are critical to LNC’s future success. LNC’s liquidity, in a wide variety of areas, is inherently dependant upon continued access to capital and maintaining adequate ratings. Detailed discussion of LNC’s access to capital markets, liquidity status and ratings are contained within Review of Consolidated Financial Condition.

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

Overview: Results of Consolidated Operations

On pages 19 through 58, the results of operations of LNC consolidated, LNC’s four business segments and Other Operations are presented and discussed. Pages 58 through 72 discuss LNC’s consolidated investments. Pages 72 through 80 discuss LNC’s consolidated financial condition including liquidity and cash flow, and capital resources. Pages 81 through 89 provide LNC’s quantitative and qualitative disclosures about market risk. Please note that all amounts stated in this “Management’s Discussion and Analysis” are on an after-tax basis except where specifically identified as pre-tax.

This “Management’s Discussion and Analysis” should be read in conjunction with the audited consolidated financial statements and accompanying notes presented on pages 91 through 158.

Summary Information

				Increase (Decrease)
Year Ended December 31 (in millions)	2003	2002	2001	2003	2002
Life insurance and annuity premiums	$277.0	$295.6	$1,363.4	(6)%	(78)%
Health insurance premiums	4.0	20.3	340.6	(80)%	(94)%
Insurance fees	1,417.5	1,410.8	1,514.9	—%	(7)%
Investment advisory fees	205.0	183.3	197.2	12%	(7)%
Net investment income	2,638.5	2,631.9	2,708.7	—%	(3)%
Equity in earnings of unconsolidated affiliates	—	(0.6)	5.7
Realized loss on investments and derivative instruments	(19.2)	(271.5)	(114.5)	93%	(137)%
Market adjustment for trading securities	371.5	—	—
Market adjustment reinsurance embedded derivative/trading securities	4.1	—	—
Other revenue and fees	385.5	365.6	362.0	5%	1%

Total Revenue	5,283.9	4,635.4	6,378.0	14%	(27)%

Life insurance and annuity benefits	2,382.3	2,504.4	3,107.6	(5)%	(19)%
Health benefits	46.3	355.1	302.1	(87)%	18%
Underwriting, acquisition, insurance and other expenses	1,712.7	1,733.2	2,141.4	(1)%	(19)%
Interest and debt expenses	95.1	96.6	121.0	(2)%	(20)%

Total Benefits and Expenses	4,236.4	4,689.3	5,672.1
Federal income taxes (benefits)	280.4	(102.7)	144.7

Income before cumulative effect of accounting changes	767.1	48.8	561.2	1,472%	(91)%
Cumulative effect of accounting changes	(255.2)	—	(15.6)

Net Income	$511.9	$48.8	$545.6	949%	(91)%

Items Included in Net Income (after-tax):
Realized loss on investments and derivative instruments	$(12.6)	$(176.4)	$(73.6)
Gain (loss) on sale of subsidiaries	—	(9.4)	15.0
Restructuring Charges	(35.0)	2.0	(24.7)
Net gain on reinsurance embedded derivative/trading securities	2.7	—	—
FAS 113 reserve development, net of related amortization on business sold through indemnity reinsurance	(18.5)	(199.1)	—
Loss on early retirement of subordinated debt	(3.7)	—	—
Market adjustment for reclassification to trading securities	241.5	—	—
Cumulative effect of accounting changes	(255.2)	—	(15.6)
Goodwill amortization	—	—	43.4

Summary

Comparison of 2003 to 2002

Net income for 2003 increased significantly from 2002. A key driver of 2003 results was the favorable performance of the equity markets. In 2003, the S&P 500 index increased 26.4%, compared to a decline of 23.4% in 2002. The increase in the equity markets positively affected net income through increased fee revenue, favorable changes on the amortization of deferred acquisition costs and lower costs associated with reserves and benefits for guaranteed minimum death benefits. The impact of the equity markets is discussed in more detail within the discussion of results of operations by business segment.

LNC’s losses from credit markets as reflected in the realized loss on investments and derivatives were $163.8 million lower in 2003 compared to 2002. This improvement was reflective of the improvements in the credit markets as LNC did not experience the same level of effect from declines in value and write-downs of fixed maturity securities available-for-sale. Additional details on LNC’s investment performance are provided in the Consolidated Investment section on page 58.

In 2002, LNC reported losses of $199.1 million related to reserve increases on the business sold through indemnity reinsurance to Swiss Re. In 2003, LNC recorded additional charges on this business, but significantly less than in 2002. The accounting for these charges and the effect on LNC’s results in the future is more fully described in the Acquisition and Divestiture section.

As more fully discussed in the following section on new accounting pronouncements on page 23, net income for 2003 includes the effects of implementing Financial Accounting Standards Board (“FASB”) Derivative Implementation Group Statement No. 133 Implementation Issue No. B36 (“DIG B36”). This required LNC to recognize an embedded derivative resulting from the structure of several significant reinsurance arrangements, which was recorded as a cumulative effect of accounting change. Coincident with the recording of the embedded derivative, LNC reclassified a substantial portion of the investment securities supporting these reinsurance arrangements from available-for-sale to trading. This resulted in the recognition in earnings of the unrealized gains on these investment securities previously reported in accumulated other comprehensive income in shareholders’ equity.

Revenues

The increase in consolidated revenues includes the $371.5 million reclassification of trading account securities and the significant reduction in realized losses on investments and derivative securities. Excluding these items, consolidated revenues were slightly higher than 2002. This largely reflects the timing of equity market effects on average account values and assets under management, which declined during 2002 and through the first half of 2003, and did not recover to previous levels until the end of the fourth quarter of 2003. Net investment income was level with 2002 as declining investment yields substantially offset growth in investment securities.

Benefits and Expenses

Consolidated expenses (exclusive of restructuring charges, reserve increases on business sold through reinsurance and federal income taxes) decreased from 2002. The favorable effects of equity markets on DAC and PVIF amortization and unlocking, and on the level of GMDB reserves were primarily responsible for this improvement. Spread management through lower crediting rates on interest-sensitive and contractholder deposit funds also contributed to the improvement. The increase in restructuring charges in 2003 was a result of expense initiatives undertaken by LNC during the year to improve operational efficiencies. Additional details on this activity are provided in the restructuring charge section on page 28.

Comparison of 2002 to 2001

The decrease in net income in 2002 from 2001 included an increase in realized losses on investments and derivatives and expenses recorded in 2002 related to increases in reserves for the business sold through indemnity reinsurance to Swiss Re. The realized losses on investments resulted from declines in value and the sale and write-downs of fixed maturity securities. See the Consolidated Investments section on page 58 for further discussion of this matter.

A significant contributor to the decrease in net income was the effect of the poor performance of the equity markets on fee income, DAC and PVIF amortization and GMDB reserves and benefits. The equity market impact is discussed in more detail within the discussion of results of operations by segment.

Revenue

Consolidated revenue decreased primarily due to the reduction of revenue of $1,699.4 million (pre-tax), excluding realized losses on investments, from the disposition of the Reinsurance segment in 2001. Another contributor to the decline in revenue was the increase in realized losses on investments noted above. Included in 2002 revenue was a full year of the amortization of the deferred gain on indemnity reinsurance compared to amortization for one month in 2001. The Lincoln Retirement and Lincoln UK segments experienced decreased fee income due to the negative impact that 2001 and 2002 equity market declines had on average variable annuity (Retirement) and unit-linked (Lincoln UK) account values. The Investment Management segment had decreased investment advisory fees and other revenue and fees as a result of lower retail and institutional assets under management during 2002. The decrease in assets under management resulted primarily from declining equity markets.

Expenses

Consolidated expenses (excluding goodwill amortization, restructuring charges, reserve increases on business sold through reinsurance and federal income taxes) decreased largely due to the sale of LNC’s reinsurance business to Swiss Re in the fourth quarter of 2001. Expenses for the operations of the former Reinsurance segment, excluding goodwill amortization were $1,503.7 million in 2001. Expenses were negatively affected by the decline in the equity markets, which resulted in negative unlocking of DAC and PVIF in the Lincoln Retirement, Life Insurance and Lincoln UK business segments, increased reserves and payments for GMDB in the Lincoln Retirement segment.

For 2002, LNC reported a tax benefit of $102.7 million on a pre-tax loss of $53.8 million. This unusual relationship between tax and pre-tax earnings results from the fact that LNC has tax-preferred investment income that does not change proportionately with the change in consolidated pre-tax earnings. LNC’s tax-preferred investment income is primarily the result of dividend received deductions attributable to LNC’s allocable share of dividend income generated by equity securities held within the Retirement segments’ separate accounts. See note 4, Federal Income Taxes, to the consolidated financial statements for more details.

CONSOLIDATED DEPOSITS, NET FLOWS, AND ASSETS UNDER MANAGEMENT

Key measures of LNC’s success are its deposits, net flows and assets under management as presented in the table below. Deposits are the result of sales of LNC’s products and represent the money put into LNC’s products each year. Net flows represent the deposits net of withdrawals, payments on death and surrenders. Assets under management include LNC’s investment securities as well as those assets belonging to third parties but managed by LNC’s businesses.

				Increase/ (Decrease)
Year Ended December 31 (in billions)	2003	2002	2001	2003	2002
Deposits (1):
Lincoln Retirement Segment	$6.2	$6.4	$6.4	(3)%	—
Life Insurance Segment	2.3	2.1	1.9	10%	11%
Investment Management Segment (including both retail and institutional deposits)	11.4	10.9	7.5	5%	45%
Consolidating Adjustments (2)	(1.0)	(1.8)	(0.8)

Total Deposits	$18.9	$17.6	$15.0	7%	17%

Net Flows (1):
Lincoln Retirement Segment	$1.0	$0.5	$0.1	100%	400%
Life Insurance Segment	1.4	1.3	1.2	8%	8%
Investment Management Segment (including both retail and institutional net flows)	3.7	2.9	(0.6)	28%	N/A
Consolidating Adjustments (2)	0.1	(0.1)	—

Total Net Flows	$6.2	$4.6	$0.7	35%	557%

December 31
Assets Under Management by Advisor
Investment Management Segment (3):
External Assets	$62.8	$46.5	$48.4	35%	(4)%
Insurance Assets	43.0	41.1	38.1	5%	8%
Lincoln UK	7.7	6.4	6.9	20%	(7)%
Within Business Units (Policy Loans)	1.9	1.9	1.9	—	—
By Non-LNC Entities	25.1	20.0	27.1	26%	(26)%

Total Assets Under Management	$140.5	$115.9	$122.4	21%	(5)%

(1)	For additional detail of deposit and net flow information see the discussion of the Results of Operations by Segment starting on page 31.
(2)	Consolidating adjustments represent the elimination of deposits and net flows on products affecting more than one segment.
(3)	See Investment Management segment data starting on page 47 for additional detail.

FIRST QUARTER 2004 GUIDANCE FOR THE ESTIMATED EFFECT OF EQUITY MARKET VOLATILITY

During 2003, LNC provided guidance on the estimated effect of equity market volatility on its quarterly results. As discussed below, LNC will adopt the GMDB reserving provisions of Statement of Accounting Position 03-1 “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and For Separate Accounts” (“the SOP”) effective January 1, 2004. LNC does not expect the initial adoption of these rules to materially change the aggregate level of GMDB reserves that existed at December 31, 2003. However, it is probable that changes in future equity markets will have different effects on LNC’s GMDB reserves under the rules of the SOP than was the case under LNC’s prior approach to GMDB reserving. In addition, LNC is now hedging some of its GMDB exposure. LNC’s current GMDB hedging program is intended to reduce the effect on GAAP earnings of increases in GMDB reserves that is created by drops in the equity markets. LNC is continuing to evaluate how the new rules of the SOP, combined with the GMDB hedging program, will affect future GMDB reserve fluctuations due to changes in equity markets. In addition, LNC is studying the inter-relationship between the fluctuations in DAC amortization and the fluctuations in GMDB reserves. Once LNC has completed these analyses, LNC intends to provide guidance regarding the effects that changes in equity market performance can be expected to have on LNC’s earnings.

NEW ACCOUNTING PRONOUNCEMENTS

Accounting for Variable Interest Entities.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued initial guidance under Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which requires the consolidation of variable interest entities (“VIE”) by an enterprise if that enterprise has a variable interest that will absorb a majority of the VIE’s expected losses if they occur, receive a majority of the entity’s expected residual returns if they occur, or both. If one enterprise will absorb a majority of a VIE’s expected losses and another enterprise will receive a majority of that VIE’s expected residual returns, the enterprise absorbing a majority of the losses shall consolidate the VIE. A VIE is an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In response to concerns raised by LNC and others in the Insurance and Investment industries with respect to the initial guidance, the FASB significantly modified several key aspects of the rules in a revised interpretation issued in December 2003. LNC adopted the final FIN 46 rules on December 31, 2003.

Prior to the issuance of the revised guidance, FIN 46 would have required LNC to include the gross amount of all fees earned by LNC for managing Collateralized Debt Obligation (“CDO”) pools in the analysis of expected residual returns. As discussed in LNC’s third quarter form 10-Q filing, under the initial requirements of FIN 46, LNC may have been required to bring onto the consolidated balance sheet approximately $1.2 billion of invested assets underlying the CDOs and approximately $1.5 billion of liabilities owed by the CDO issuer to third party investors. Because of changes made by FASB to the initial interpretation in December of 2003, these amounts were not reflected on LNC’s balance sheet when LNC adopted FIN 46 on December 31, 2003. As explained below, under the revised guidance LNC is not treated as the primary beneficiary of these CDOs and will not consolidate the CDO assets or liabilities.

LNC currently manages seven CDOs, and of these there are five where the asset management fees paid to LNC no longer contain performance-based incentives. As a result, LNC is not considered the primary beneficiary of these VIEs. LNC’s maximum exposure to loss in these five CDOs is an investment in a small portion of the senior debt issued by one of these CDO pools, which had a carrying and estimated fair value of approximately $3 million, at December 31, 2003.

For the other two CDOs, LNC still has the right to earn performance-based fees above the base asset management fees. These performance-based fees are considered variable fees for purposes of performing the analysis of expected residual returns. In addition, LNC also holds investment interests in these CDOs. However, in these two CDOs, LNC has determined that the expected variability in its fees and the level of other LNC interests in the CDO are currently below the level that would result in LNC being treated as the primary beneficiary. Future changes in the interest held by the third party investors in these two CDO pools, relative to LNC’s interest, will require retesting LNC’s potential status as primary beneficiary. LNC will continue to disclose its variable interests in these two CDO pools. LNC’s maximum exposure to loss is its investment in these two CDO pools, which had a carrying value of approximately $14.5 million and an estimated fair value of approximately $13.9 million, at December 31, 2003.

Accounting for Modified Coinsurance.

During the fourth quarter of 2003, LNC implemented the FASB’s Derivative Implementation Group Statement 133 Implementation Issue No. B36 (“DIG B36”). DIG B36 provides that the embedded derivatives included within modified coinsurance agreements (“Modco”) and coinsurance with funds withheld (“CFW”) reinsurance agreements must be accounted for separately from the underlying reinsurance agreements.

The effective date for implementation of DIG B36 for LNC was the October 1, 2003 start date of the fourth quarter. The following table summarizes the various effects on shareholders’ equity from the implementation of DIG B36 (in millions):

Initial Adoption Shareholder Equity Effect on October 1, 2003

Notes		Pre-tax	After-tax
	Recording of Embedded Derivative
1A	Cumulative effect of accounting change	$(392.5)	$(255.2)
1B	Release of liability for unrealized investment gains	376.3	244.6

	Total	(16.2)	(10.6)

2A	Reclassification of available-for-sale securities to trading securities	371.5	241.5
2B	Release of unrealized available-for-sale security gains in Other Comprehensive Income	(371.5)	(241.5)

	Total available for sale to trading adjustment	—	—

	Total effect on Shareholders Equity from DIG B36 Implementation on October 1, 2003	$(16.2)	$(10.6)

1A.	At the time of adoption, LNC recorded a charge to net income as a cumulative effect of a change in accounting, representing the fair value of the embedded derivatives included in various Modco and CFW reinsurance agreements.
1B.	In conjunction with recording the above charge in 1A., LNC also recorded an increase in Other Comprehensive Income relating to the fact that prior to the adoption of DIG B36 the net unrealized gains on the underlying available-for-sale securities supporting these reinsurance agreements had been accounted for as gains benefiting the reinsurance companies assuming the risks under these Modco and CFW reinsurance agreements.
2A.	Concurrent with the initial recording of the embedded derivative associated with these reinsurance arrangements, LNC reclassified related available-for-sale securities to trading account classification.
2B.	The previously recorded increases to shareholder’s equity reported in Other Comprehensive Income as a result of the available-for-sale classification of these securities were reversed as part of the reclassification accounting.

During the fourth quarter and going forward, changes in the fair value of the embedded derivative flow through net income, as do changes in the fair value of the trading account securities, as represented by adjustments 3A and 3B in the table below. For the quarter ended December 31, 2003, the effect of the two new mark-to-market adjustments on net income was $4.2 million pre-tax ($2.7 million after-tax). The table combines the trading account and embedded derivative mark-to-mark accounting with the implementation effects discussed above to demonstrate the effects on the income statement for the quarter ended December 31, 2003 (in millions).

Net Income Effect for the Quarter Ended December 31, 2003

Notes		Pre-tax	After-tax
	Revenues
3A	Trading account securities –change during fourth quarter	$(35.9)	$(23.4)
3B	Embedded derivative – Change during fourth quarter	40.1	26.1

	Gain on reinsurance embedded derivative/trading securities in fourth quarter	4.2	2.7

	Reclassification of available-for-sale securities to trading account securities	371.5	241.5

	Income before accounting changes	375.7	244.2
	Cumulative effect of accounting change	(392.5)	(255.2)

	Effect on Net Income	$(16.8)	$(11.0)

As indicated in the above tables, the implementation of DIG B36 resulted in an initial decrease to shareholders’ equity and the ongoing accounting of DIG B36 will continue to give rise to ongoing gains and losses flowing through net income as the embedded derivative and trading account securities are continuously marked to market.

These adjustments do not net to zero in any one particular accounting period because not all of the invested assets supporting these Modco and CFW reinsurance agreements were available-for-sale securities that could be reclassified to trading account securities and not all Modco and CFW reinsurance agreements have segregated portfolios of securities that can be classified as trading account securities. However, it is important to note that these differences in net income will reverse over the term of the underlying Modco and CFW reinsurance agreements, reflecting the fact that the new accounting for the embedded derivatives prescribed in DIG B36 changes the timing of the recognition of income under these Modco and CFW reinsurance agreements but does not change the total amount of earnings that will ultimately be reported over the life of these agreements.

Statement of Accounting Position 03-1.

In July 2003, the Accounting Standards Executive Committee (“AcSEC”) of the American Institute of Certified Public Accountants issued Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (“the SOP”). LNC will adopt the SOP as of January 1, 2004.

The SOP provides guidance related to the reporting and disclosure of certain insurance contracts and separate accounts, including guidance for computing reserves for products with guaranteed benefits, such as guaranteed minimum death benefits (“GMDB”), and for products with annuitization benefits such as guaranteed minimum income benefits. In addition, the SOP addresses the presentation and reporting of separate accounts, the capitalization and amortization of sales inducements, and secondary guarantees on universal-life type contracts.

GMDB Reserves. Although there was no method prescribed under generally accepted accounting principles for GMDB reserving until the issuance of the SOP, LNC’s Retirement segment has been recording a reserve for GMDBs. At December 31, 2003, LNC’s GMDB reserve was $46.4 million. Based upon a comparison of the requirements of the SOP to LNC’s established practice of reserving for GMDB, the adoption of the GMDB reserving methodology under the SOP is not expected to have a material effect on LNC’s financial statements.

Sales Inducements. LNC’s Retirement segment variable annuity product offerings include contracts that offer a bonus credit, typically ranging from 2% to 5% of each deposit. LNC also offers enhanced interest rates to variable annuity contracts that are under dollar cost averaging (DCA) funding arrangements. Bonus credits and excess DCA interest are considered sales inducements under the SOP and, as such, are to be deferred as a sales inducement asset and amortized as a benefit expense over the expected life of the contract. Amortization will be computed using the same methodology and assumptions used in amortizing DAC.

LNC currently defers bonus credits as part of the DAC asset and reports the amortization of bonus credits as part of DAC amortization. Upon adoption of the SOP, LNC will reclassify bonus credits from DAC to deferred sales inducements on its balance sheet and report deferred sales inducement amortization as part of benefit expense. Prior period balance sheet and income statement line item presentation will be reclassified to conform to the new basis of presentation.

LNC currently reports excess DCA interest as benefit expense when the excess interest is earned under the contract. Upon adoption of the SOP, LNC will begin deferring excess DCA interest as deferred sales inducements and amortizing these deferred sales inducements as benefit expense over the expected life of the contract. Amortization will be calculated using the same methodology and assumptions used in amortizing DAC. While over the long run the same amount of excess DCA interest expense will emerge under the SOP as under LNC’s current accounting method, because of the prospective treatment of new deferred sales inducements, LNC expects earnings to be slightly higher under the SOP, relative to LNC’s current approach, for near term financial reporting periods. For instance, had the rules for excess DCA interest expense under the SOP been in effect for 2003, LNC estimates that Lincoln Retirement would have reported increased earnings of about $6 million. The actual effect on LNC’s results in future periods will depend upon the volume of business written with excess DCA interest.

Separate Accounts. LNC’s current accounting is consistent with the provisions of the SOP relating to the reporting and measuring of separate account product assets and liabilities as general account assets and liabilities when specific criteria are not met, as well as for the reporting and measuring seed money in separate accounts as general account assets, and for recognizing contractholder liabilities. The adoption of these provisions of the SOP are expected to have no effect on LNC’s financial statements.

Universal Life Contracts. LNC’s Life Insurance segment offers individual and survivor-life universal life insurance products that provide a secondary guarantee to the contract holder, commonly referred to as a no-lapse guarantee. This feature permits a policy that would normally terminate, if the net cash value were to fall below zero, to remain in force as long as the conditions of the no-lapse provision are met. LNC’s analysis of this benefit indicates that this feature should be considered insignificant, as newly defined by the SOP. In general, LNC does not expect to record an additional liability for its current secondary guarantee offerings. However, in the event that an additional liability is required under the SOP for certain of LNC’s current secondary guarantee features, LNC would not expect the adoption of the SOP to have a material effect on its financial statements.

LNC understands that throughout the life insurance industry a wide variety of interpretations and approaches to the application of the SOP to fixed and variable universal life contracts have recently begun to emerge. Industry-wide concern over this inconsistency in interpretation has become so great that on February 18, 2004 the American Council of Life Insurers (“ACLI”) submitted a letter on behalf of the industry to the Chairman of AcSEC, requesting a delay of the effective date for the SOP, as it applies to universal life insurance, until such time that guidance for these implementation matters can be made available. If AcSEC decides to address these industry-wide concerns and issue new guidance, LNC’s current estimates of the expected effects of the adoption of the SOP could change.

Other Products and Riders. LNC continues to review the features and characteristics of other products and riders offered within its Retirement, Life Insurance, and Lincoln UK segments, and to evaluate the potential applicability of the SOP to these other products and riders. With respect to the other products and riders that are the subject of this ongoing review, LNC does not currently expect that the adoption of the SOP should have a material effect on LNC’s financial statements.

FASB Financial Staff Position No. FAS - 106-1 Medicare Prescription Drug Improvement and Modernization Act of 2003.

In December 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (“the Medicare Act”) became law. Beginning in 2006, the Medicare Act provides various alternatives that could result in an offset to some portion of the costs of prescription drug benefits provided to retirees. In January 2004, the staff of the FASB issued Financial Staff Position No. FAS 106-1 (“FSP 106-1”), which permits a sponsor of a post-retirement health care plan that provides retiree prescription drug benefits to make a one-time election to defer accounting for the effects of the Medicare Act.

There are several uncertainties that exist as to the eventual effects of the Medicare Act on the cost of the prescription drug benefits currently included in LNC’s retiree medical benefit plan. These uncertainties include various administrative components related to the Medicare Act that have yet to be developed, the potential for significant legislative changes to the Medicare Act prior to its implementation in 2006, and the interrelated effects that the existence of various cost containment measures currently included within LNC’s retiree medical benefit plans may have under the new legislation. However, regardless of the outcome of these various uncertainties, LNC does not currently expect that the Medicare Act would have a material affect on future net income due to the cost containment measures already in place under LNC’s retiree medical benefit plans.

Due to these uncertainties and expected immaterial impact, LNC has elected to defer accounting for the effects of the Medicare Act. Having made this deferral election, FSP 106-1 prohibits LNC from accounting for the effects of the Medicare Act until such time as either final FASB guidance is issued or a significant event occurs that would require a remeasurement of plan assets and obligations. Accordingly, the measures of accumulated post-retirement benefit obligation and periodic post-retirement benefit cost in LNC’s financial statements for the year ended December 31, 2003 do not reflect the effects of the Medicare Act.

Accounting for Costs Associated with Exit or Disposal Activities.

In 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“FAS 146”), which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Action (including Certain Costs Incurred in a Restructuring)” (“Issue 94-3”). The principal difference between FAS 146 and Issue 94-3 is that FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than at the date of an entity’s commitment to an exit plan. FAS 146 is effective for exit or disposal activities after December 31, 2002. LNC adopted FAS 146 on January 1, 2003 and the adoption of FAS 146 affects the timing of when an expense is recognized for restructuring activities.

Accounting for Business Combinations and Goodwill and Other Intangible Assets.

In June 2001, the FASB issued Statements of Financial Accounting Standards No. 141, “Business Combinations” (“FAS 141”), and No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). FAS 141 is effective for all business combinations initiated after June 30, 2001, and FAS 142 is effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized, but are subject to impairment tests conducted at least annually in accordance with the new standards. Intangible assets that do not have indefinite lives continue to be amortized over their estimated useful lives. LNC adopted FAS 142 on January 1, 2002. After consideration of the provisions of the new standards regarding proper classification of goodwill and other intangible assets on the consolidated balance sheet, LNC did not reclassify any goodwill or other intangible balances held as of January 1, 2002.

In compliance with the transition provision of FAS 142, LNC completed the first step of the transitional goodwill impairment test during the second quarter of 2002. The valuation techniques used by LNC to estimate the fair value of the group of assets comprising the different reporting units varied based on the characteristics of each reporting unit’s business and operations. A discounted cash flow model was used to assess the goodwill of the reporting units within LNC’s Lincoln Retirement, Life Insurance and Lincoln UK segments. A valuation technique combining multiples of revenues, earnings before interest, taxes, depreciation and amortization (“EBITDA”) and assets under management was used to assess the goodwill in LNC’s Investment Management segment. The results of the first step of the tests indicated that LNC did not have impaired goodwill. In accordance with FAS 142, LNC has chosen October 1 as its annual review date. As such, LNC performed another valuation review during the fourth quarter of 2003 and 2002. The results of the tests performed as of October 1, 2003 and 2002 indicate that LNC did not have impaired goodwill. The valuation techniques used by LNC for each reporting unit were consistent with those used during the transitional testing.

As a result of the application of the non-amortization provisions of the new standards, LNC had an increase in net income of $41.7 million ($0.22 per common share on a fully diluted basis) for the year ended December 31, 2002.

Accounting for the Impairment or Disposal of Long-lived Assets.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”), which supersedes Statement of Financial Accounting Standards No. 121, and the accounting and reporting provisions of APB Opinion No. 30. FAS 144 was effective for fiscal years beginning after December 15, 2001. LNC adopted FAS 144 on January 1, 2002 and the adoption of the Statement did not have a material impact on the consolidated financial position and results of operations of LNC.

Accounting for Stock-Based Compensation - Transition and Disclosure.

On December 31, 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (“FAS 148”), which provides alternative methods of transition for entities that change to the fair value method of accounting for stock-based employee compensation. LNC adopted the fair value method of accounting under FAS 123 with the retroactive restatement method, as amended by FAS 148, as of January 1, 2003 and restated its financial statements for the years 2002, 2001, and 2000.

Restructuring Charges

Below is a summary of the restructuring charges initiated by year. Additional details of each of these restructuring plans are discussed in Note 12 to the consolidated financial statements.

(in millions)	2003	2002	2001	2000	1999
Original Charges
Employee Severance and Termination Benefits	$36.2	$1.6	$12.2	$33.8
Write-off of Impaired Assets	4.9		3.3	40.9
Rent on Abandoned Space	8.2		20.0
Other Exit Costs	4.5		2.5	32.7

Total (Pre-tax)	53.8	1.6	38.0	107.4	$31.8
Total (After-tax)	35.0	1.0	24.6	81.8	21.8
Actual Costs Through December 31, 2003 (Pre-tax)	38.7	1.6	30.6	96.3	25.7
Balance at December 31, 2003	$15.1	$—	$0.7	$8.4	$1.7

Amounts expended in excess of original charge (pre-tax)	$—	$—	$0.3	$—	$—
Additional amounts expended that do not qualify as restructuring charge (pre-tax)	$9.3	$—	$—	$—	$—

Two of the three different restructuring plans implemented by LNC during 1999 were not completed as of December 31, 2000. The two outstanding plans were those relating to the discontinuance of HMO excess-of-loss reinsurance programs and the streamlining of Lincoln UK’s operations. During the fourth quarter of 2001, all remaining restructuring charge liability relating to the HMO excess-of-loss reinsurance programs was transferred to Swiss Re as part of its acquisition of LNC’s reinsurance operations. As of December 31, 2003, the remaining balance of the restructuring reserve is for the Lincoln UK plan and is expected to be utilized in the completion of this plan.

During 2000, LNC implemented restructuring plans relating to 1) the downsizing and consolidation of the operations of Vantage Global Advisors, Inc. (“Vantage”); 2) the exit of all direct sales and sales support operations of Lincoln UK and the consolidation of its Uxbridge home office with its Barnwood home office, and 3) the downsizing and consolidation of the investment management operations of Lincoln Investment Management. All expenditures and write-offs for the Lincoln Investment Management restructuring plan were completed in the third quarter of 2002 and $0.4 million of the original reserve was released. The release of the reserve was primarily due to LNC’s purchase and ultimate sale of the vacant office space on terms, which were favorable to what was included in the original restructuring plan for rent on this office space. As of December 31, 2003, the remaining balance is for the Lincoln UK plan and is expected to be utilized in the completion of the plan.

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

The Syracuse restructuring charge was recorded in the first quarter of 2001, the Schaumburg, Illinois restructuring charge was recorded in the second quarter of 2001, the LFD restructuring charges were recorded in the second and fourth quarters of 2001, and the remaining restructuring charges were all recorded in the fourth quarter of 2001. The Syracuse restructuring plan was completed in the first quarter of 2002 with expenditures and write-offs totaling $1.3 million. The total amount expended exceeded the original charge by $0.3 million. In addition, $0.1 million of excess reserve on the Schaumburg, Illinois restructuring plan was released during the second quarter of 2002 and $1.5 million of excess reserve on the Fort Wayne restructuring plan was released during the third quarter of 2002. The release of the reserve on the Fort Wayne restructuring plan was due to LNC’s purchase and ultimate sale of the vacant building on terms that were favorable to what was included in the original restructuring plan for rent on this abandoned office space. As of December 31, 2003, the remaining balance is expected to be utilized in the completion of the plans.

During the second quarter of 2002, Lincoln Retirement completed a review of its entire internal information technology organization. As a result of that review, Lincoln Retirement decided to reorganize its IT organization in order to better align the activities and functions conducted within its own organization and its IT service providers. This change was made in order to focus Lincoln Retirement on its goal of achieving a common administrative platform for its annuities products, to better position the organization and its service providers to respond to changing market conditions, and to reduce overall costs in response to increased competitive pressures. This plan was completed in the third quarter of 2003.

In January 2003, the Life Insurance segment announced that it was realigning its operations in Hartford, Connecticut and Schaumburg, Illinois to enhance productivity, efficiency and scalability while positioning the segment for future growth. In February 2003, Lincoln Retirement announced plans to consolidate its fixed annuity operations in Schaumburg, Illinois into Fort Wayne, Indiana. In June 2003, LNC announced that it was combining its retirement and life insurance businesses into a single operating unit focused on providing wealth accumulation and protection, income distribution and wealth transfer products. The realigned organization is expected to significantly reduce operating expenses while positioning LNC for future growth and to take advantage of the recent market recovery. In August 2003, LNC announced additional realignment activities, which impact all of LNC’s domestic operations. These realignment activities are expected to result in total charges of $127.0 million. The realignment activities are expected to be completed by the first quarter of 2006.

ACQUISITION AND DIVESTITURE

On August 30, 2002, LNC acquired The Administrative Management Group, Inc. (“AMG”), an employee benefits record keeping firm for $21.6 million in cash. Contingent payments up to an additional $14 million may be paid over a period of 4 years (2003-2006) if certain criteria are met. Lincoln Retirement recorded an expense of $1.2 million after-tax ($1.8 million pre-tax) for 2003 relating to such contingent payments. AMG, a strategic partner of the Lincoln Retirement segment for several years, provides record keeping services for the Lincoln Alliance Program along with approximately 200 other clients nationwide. The application of purchase accounting to this acquisition resulted in goodwill of $20.2 million.

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

Effective with the closing of the transaction, the former Reinsurance segment’s historical results were moved into Other Operations. During December 2001 LNC recognized in Other Operations $5.0 million ($7.9 million pre-tax) of deferred gain amortization. In addition, in December 2001, LNC recognized $7.9 million ($12.5 million pre-tax) of accelerated deferred gain amortization relating to the fact that certain Canadian indemnity reinsurance contracts were novated after the sale, but prior to December 31, 2001.

On October 29, 2002, LNC and Swiss Re settled disputed matters totaling about $770 million that had arisen in connection with the final closing balance sheets associated with Swiss Re’s acquisition of LNC’s reinsurance operations. The settlement provided for a payment by LNC of $195 million to Swiss Re, which was recorded by LNC as a reduction in deferred gain. As a result of additional information made available to LNC following the settlement with Swiss Re in the fourth quarter of 2002, LNC recorded a further reduction in the deferred gain of $51.6 million after-tax ($79.4 million pre-tax), as well as a $9.4 million after-tax ($8.3 million pre-tax) reduction in the gain on the sale of subsidiaries.

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

As a result of developments and information received in the third quarter of 2003 relating to personal accident matters, LNC increased reserves on this exited business by $20.9 million after-tax ($32.1 million pre-tax) with a corresponding increase in reinsurance recoverable from Swiss Re and in the deferred gain. During 2003, LNC amortized $49.3 million after-tax ($75.8 million pre-tax) of deferred gain.

Through December 31, 2003, of the original $2.0 billion in proceeds received by LNC, approximately $560 million was paid for taxes and deal expenses and approximately $1.0 billion was used to repurchase stock, reduce debt, and support holding company cash flow needs. LNC also paid $195 million to Swiss Re to settle the closing balance sheet disputed matters and $100 million to satisfy LNC’s personal accident business indemnification obligations. The remaining proceeds have been dedicated to the ongoing capital needs of The Lincoln National Life Insurance Company.

Results of Operations by Segment

As disclosed in the “Restructuring Charges” section, LNC initiated realignment activities during 2003, which included combining the retirement and life insurance businesses into a single unit for operating purposes. Although these operations are now under common management, the results of these businesses are required to be reported as separate reporting segments for financial statement purposes.

LINCOLN RETIREMENT

The Lincoln Retirement segment, with principal operations in Fort Wayne, Indiana and Hartford, Connecticut, and additional operations in Portland, Maine, and Arlington Heights, Illinois, provides tax-deferred investment growth and lifetime income opportunities for its clients through the manufacture and sale of fixed and variable annuities. Through a broad-based distribution network, Lincoln Retirement provides an array of annuity products to individuals and employer-sponsored groups in all 50 states of the United States. Lincoln Retirement distributes its products through LNC’s wholesaling unit, LFD, as well as LNC’s retail unit, LFA.

CRITICAL ACCOUNTING POLICIES

Deferred Acquisition Cost

Statement of Financial Accounting Standard No. 97, “Accounting by Insurance Companies for Certain Long-Duration Contracts & Realized Gains & Losses on Investment Sales” (“FAS 97”) requires that acquisition costs for variable annuity contracts be amortized over the lives of the contracts in relation to the incidence of estimated gross profits. Estimated gross profits on variable annuity contracts vary based on surrenders, fee income, expenses and realized gains/losses on investments. The amortization is adjusted retrospectively (DAC unlocking) when estimates of current or future gross profits to be realized from variable annuity contracts are revised. Because equity market movements have a significant impact on the value of variable annuity accounts and the fees earned on these accounts, estimated future profits increase or decrease with movements in the equity markets. Movements in equity markets also have an impact on reserves and payments for the guaranteed minimum death benefit feature within certain annuity contracts. The Lincoln Retirement segment’s assumption for the long-term annual gross growth rate of the equity markets used in the determination of DAC amortization and GMDB benefits is 9%, which is reduced by mortality and expense charges (“M&E”) and asset management charges resulting in a net variable account growth assumption of less than 9%. As equity markets do not move in a systematic manner, LNC uses a methodology referred to as “reversion to the mean” for its long-term gross growth rate assumption while also giving consideration to the effect of short-term swings in the equity markets. The application of this methodology results in the use of a higher or lower future gross equity market growth assumption for a period of four years subsequent to the valuation date which, together with actual historical gross equity growth, is expected to produce a 9% gross return.

The use of a reversion to the mean assumption is common within the industry; however, the parameters used in the methodology are subject to judgment and vary within the industry. An important aspect of LNC’s application of the reversion to the mean is the use of caps and floors on the equity market growth rate assumption, which limits the gross growth rate assumption to reasonable levels above and below the long-term assumption. In the fourth quarter 2002, LNC adjusted its reversion to the mean gross equity market growth rate assumption to 9%. Going forward, as the growth rate of the equity market varies from LNC’s growth rate assumption, the period over which the reversion to the mean gross growth rate needs to occur will be four years. The Lincoln Retirement segment has incorporated a cap of 15% and a floor of 0% into the reversion to the mean methodology. At December 31, 2003, Lincoln Retirement’s reversion to the mean gross growth rate assumption for equity markets was 4.20%. If a flat 9% equity market growth rate had been used instead of the reversion to the mean rate, the December 31, 2003 DAC and PVIF balance would have been $33.8 million higher on a pre-tax basis and net income would have been $22.0 million higher on an after-tax basis. On a quarterly basis, LNC reviews the assumptions of its DAC amortization model and records a retrospective adjustment to the amount expensed, (i.e., unlocks the DAC). On an annual basis, LNC reviews and adjusts as necessary its assumptions for prospective amortization of DAC, as well as its other intangible asset, PVIF.

Guaranteed Minimum Benefit Reserves

LNC currently offers minimum guarantee features with certain variable annuity products, which include various types of guaranteed minimum death benefit features (“GMDB”) and a recently introduced guaranteed minimum withdrawal benefit (“GMWB”). The GMWB feature was introduced during 2003. In light of the favorable performance of the equity markets since the introduction of the GMWB feature, LNC held no reserves for GMWB liabilities as of December 31, 2003. Further discussion of the current structure of LNC’s GMWB feature, as well as related hedging activities, is presented after the following discussion of the various types of GMDB features that LNC offers.

The reserves for the GMDB are a function of the net amount at risk (“NAR”), mortality, persistency, and incremental death benefit M&E expected to be incurred over the period of time for which the NAR is positive. At any given point in time, the NAR is the difference between the potential death benefit payable and the total account balance, with a floor value of zero (when account values exceed the potential death benefit there is no amount at risk). As part of the estimate of future NAR, equity market growth rates with a reversion to the mean assumption are utilized, which are consistent with those used in the DAC valuation process. If a flat 9% equity market growth rate had been used instead of the reversion to the mean rate, the December 31, 2003 GMDB balance would have been $15.0 million lower on a pre-tax basis and net income would have been $9.8 million higher on an after-tax basis. This compares to the fourth quarter 2002 change to the reversion to the mean assumption, which resulted in an increase to GMDB reserves and reduced net income by $21.5 million. At each valuation date, projections of account values and NAR followed by the computation of the present value of expected NAR death claims using product pricing mortality assumptions less expected GMDB M&E revenue during the period for which the death benefit options are assumed to be in the money are made for every variable annuity contract with a GMDB benefit feature. If equity market returns exactly match LNC’s reversion to the mean rate and actual mortality and lapse experience is as assumed, the GAAP reserve plus interest and GMDB M&E revenue would exactly cover the future expected GMDB payments as they arise.

A decline in the equity markets results in increased GMDB reserves and benefit payments which negatively effects Lincoln Retirement’s income, while an increase in the equity markets results in a decrease in GMDB reserves and benefit payments which favorably effects Lincoln Retirement’s income. Although there was no method prescribed under generally accepted accounting principles for GMDB reserving until the issuance of the SOP, which LNC will adopt effective January 1, 2004, LNC has used a method that recognizes that there is an amount at risk that will result in future payments and that over time the equity market growth will reduce the payment stream. This approach results in a reserve that is expected to cover future GMDB payments, net of future GMDB fee income. Due to strong equity market performance, at December 31, 2003, LNC’s GMDB NAR was $1.5 billion and the GAAP reserve was $46.4 million. This is a significant decrease from the $4.6 billion in NAR and GAAP reserve of $84.5 million at December 31, 2002. The reserve for statutory reporting was $58.9 million at December 31, 2003 compared to $144.1 million at December 31, 2002, reflecting the more conservative market performance and mortality assumptions that are required to be used under statutory reporting.

In evaluating the GMBD exposures that exist within LNC’s variable annuity business relative to industry peers, it is important to distinguish between the various types of GMDB structures, and other factors such as average account values, average amounts of NAR, and the age of contractholders. The following table and discussion provides this information for LNC’s variable annuity business as of December 31, 2003:

	Type of GMDB Feature
	Return of Premium	High Water Mark	Roll-up	No GMDB	Total
Variable Annuity Account Value (billions)	$25.2	$12.4	$0.3	$7.7	$45.6
% of Total Annuity Account Value	55.2%	27.3%	0.7%	16.8%	100.0%
Average Account Value	$36,343	$73,526	$113,811	$51,559	$46,805
Average NAR	$3,586	$12,489	$12,834	N/A	$7,735
GAAP Reserve (millions)	$12.1	$32.9	$1.4	N/A	$46.4
NAR (billions)	$0.4	$1.1	$—	N/A	$1.5
Average Age of Contract Holder	51	61	64	59	54
% of Contract Holders > 70 Years of Age	9.9%	26.7%	30.9%	22.3%	14.8%

LNC average ages are lower than industry average (per The Gallup Organization’s 2001 Survey) due to the mix of business that includes significant amounts of qualified and employer-sponsored business. LNC’s average non-qualified contract holder’s attained age is just over 64 with 32% over age 73 compared to the industry average attained age of 65 with 35% over age 72.

LNC has variable annuity contracts containing GMDB’s that have a dollar for dollar withdrawal feature. Under such a feature, withdrawals reduce both current account value and the GMDB amount on a dollar for dollar basis. For contracts containing this dollar for dollar feature, the account holder could withdraw a substantial portion of their account value resulting in a GMDB that is multiples of the current account value. LNC’s exposure to this dollar for dollar risk is somewhat mitigated by the fact that LNC does not allow for partial 1035 exchanges on non-qualified contracts. To take advantage of the dollar for dollar feature, the contract holder must take constructive receipt of the withdrawal and pay any applicable surrender charges. LNC will report the appropriate amount of the withdrawal that is taxable to the IRS, as well as indicating whether or not tax penalties apply under the premature distribution tax rules. LNC closely monitors its dollar for dollar withdrawal GMDB exposure and works with key broker dealers that distribute LNC’s variable annuity products. As of December 31, 2003, there were 589 contracts for which the death benefit to account value ratio was greater than ten to one. The NAR on these contracts was $43.9 million. Effective May 2003, the GMDB feature offered on new sales is a pro-rata GMDB feature whereby each dollar of withdrawal reduces the GMDB benefit in proportion to the current GMDB to account value ratio.

Hedge Program for Guaranteed Minimum Benefits

During 2003, the Lincoln Retirement segment developed a hedging strategy designed to mitigate the income statement volatility caused by falling equity markets associated with the introduction of the Principal Securitysm Guaranteed Minimum Withdrawal Benefit and LNC’s various GMDB features. (See the discussion below under the heading “Net Deposits” for details of LNC’s Principal Securitysm Guaranteed Minimum Withdrawal Benefit.) At December 31, 2003, there was no hedge in place for the GMWB, as there was no required reserve for this feature due to the favorable performance of the equity markets since the feature was introduced. LNC’s GMDB hedging program is designed to mitigate the equity market volatility associated with the GAAP reserves for this benefit. At December 31, 2003 account balances covered in this hedging program combined with account balances for which there is no death benefit represent approximately 45% of total variable annuity account balances. LNC expects to continue expanding the coverage of its GMDB hedging program on an opportunistic basis, as the underlying account values increase due to equity market appreciation. This hedging program reflects the benefit designs of the segment’s products and has been effective to date. LNC continues to evaluate various hedging tools and opportunities as it considers additional benefits, product features, and alternative hedging strategies.

Equity Markets

The Lincoln Retirement segment’s net income has been significantly affected by volatility in the equity markets. Changes in the equity markets impact the segment’s earnings through the level of variable annuity account values and the effect on fees that the segment earns, unlocking of deferred acquisition costs (“DAC”) and the present value of in-force intangible (“PVIF”), and changes to reserves and benefit payments for GMDB. DAC unlocking, PVIF unlocking and GMDB reserve adjustments that result from changes in equity market volatility are based upon end of period equity market values and are immediately reflected in LNC’s earnings. However, variable annuity account values are valued on a daily basis with LNC’s fees earned on those daily balances, rather than end of period values. As a result, the point to point changes in equity market indexes do not affect the Retirement segment’s variable annuity fee income in the immediate period as much as does the timing of when the changes in the equity markets occurred during the period. These effects are highlighted in the discussion of Lincoln Retirement’s results of operations. Refer to the Results of Operations discussion provided below for information relating to variable annuity account values and an analysis of the comparative effects that movements in the equity markets have had on Lincoln Retirement’s earnings.

As discussed earlier, LNC will adopt the GMDB reserving provisions of the SOP effective January 1, 2004. Although LNC does not expect the initial adoption of these rules to materially change the aggregate level of GMDB reserves that existed at December 31, 2003, it is probable that changes in future equity markets will have different effects on LNC’s GMDB reserves under the rules of the SOP than was the case under LNC’s prior approach to GMDB reserving. In addition, LNC is now hedging some of its GMDB exposure. LNC’s current GMDB hedging program is intended to reduce the magnitude of increases in GMDB reserves that is created by drops in the equity markets. LNC is continuing to evaluate how the new rules of the SOP, combined with the GMDB hedging program, will effect future GMDB reserve fluctuations due to changes in equity markets. In addition, LNC is studying the inter-relationship between the fluctuations in DAC amortization and the fluctuations in GMDB reserves. Once LNC has completed these analyzes, LNC intends to provide guidance regarding the effects that changes in equity market performance can be expected to have on LNC’s earnings.

Reinsurance

The Retirement segment utilizes reinsurance in the management of the fixed annuity business. The reinsurance arrangements are on a modified coinsurance basis, which results in LNC retaining the assets supporting the business and sharing in the risks associated with the fixed annuity business with the reinsurer. At December 31, 2003, the amount of business reinsured represents approximately 20% of the gross fixed annuity account values exclusive of the fixed portion of variable annuity contracts. During 2003, LNC received notice of termination of reinsurance coverage for new business from the fixed annuity reinsurer. Starting January 1, 2004, LNC is retaining all the new fixed annuity business written. Fixed annuity business written prior to December 31, 2003 will continue to be covered by the reinsurance agreements under which they were written.

Results of Operations: Lincoln Retirement’s financial results and account values were as follows:

				Increase (Decrease) Over Prior Year
Year Ended December 31 (in millions)	2003	2002	2001	2003	2002
Net Income	$300.5	$53.7	$265.1	460%	(80)%

Items Included in Net Income (after-tax):
Realized loss on investments and derivative instruments	(12.5)	(128.7)	(42.5)	90%	(203)%
Restructuring charges	(13.1)	(1.0)	(1.3)	N/M	23%
Net gain on reinsurance derivative/trading securities	1.8	—	—
Market adjustment for reclassification to trading securities	55.9	—	—
Cumulative effect of accounting changes (1)	(63.6)	—	(7.3)
Goodwill amortization	—	—	(1.2)

December 31 (in billions)	2003	2002	2001
Account Values

Variable Annuities	$35.8	$27.4	$34.6	31%	(21)%

Fixed Annuities	$21.2	$20.1	18.0	5%	12%
Reinsurance Ceded	(2.3)	(2.0)	(1.5)	(15)%	(33)%

Total Fixed Annuities	18.9	18.1	16.5	4%	10%

Total Account Values	$54.7	$45.5	$51.1	20%	(11)%

Average Daily Variable Account Values	$30.4	$30.8	$35.6	(1)%	(13)%
Average Fixed Annuity Account Values	$19.9	$18.1	$16.0	10%	13%

(1)	Cumulative Effect of Accounting Changes for 2003 results from the recording in the fourth quarter of 2003 the embedded derivative for Modco reinsurance arrangements resulting from implementation of DIG B36. The 2001 changes relate to the transition adjustment of $(3.6) million recorded in the first quarter of 2001 upon adoption of FAS 133 and the adjustment of $(3.7) million recorded in the second quarter of 2001 upon adoption of EITF 99-20. (Refer to New Accounting Pronouncements section for further discussion of these items.)

Net Income Variances – Increase (Decrease)

(in millions, after-tax)	2003 to 2002	2002 to 2001
Net Income Increase (Decrease)	$246.8	$(211.4)

Significant Changes in Net Income:
Realized loss on investments and derivatives	116.2	(86.2)
Restructuring charges	(12.1)	0.3
Market adjustment for reclassification to trading securities	55.9	—
Cumulative effect of accounting changes	(63.6)	7.3
Effects of Equity Markets*
Fee income	(7.2)	(29.9)
DAC/PVIF/DFEL	26.8	(18.4)
GMDB	48.6	(40.4)
Prospective DAC/PVIF/DFEL unlocking	31.8	(30.3)
Investment margins (including earnings on investment partnerships)	26.2	(4.1)
Increase in average fixed account values	18.5	17.7
Changes in dividends received deduction	2.8	(17.7)

*	Excludes the effects of equity markets on realized gains (losses) on investments and derivative investments, market adjustment for trading securities, and reinsurance embedded derivatives/trading securities and cumulative effect adjustment.

Comparison of 2003 to 2002

Net income increased significantly in 2003, reflecting improving equity markets and the decrease in realized losses on investments and derivative instruments. The significant realized losses on investments and derivative instruments in 2002 were the result of the decline in value and the sale and write-downs of fixed maturity securities. Net income for 2003 also includes the effects of fourth quarter implementation of DIG B36, which required the recording of an embedded derivative related to the Modco reinsurance arrangements supporting the segment’s fixed annuity business. Investment securities supporting these arrangements were reclassified at the beginning of the fourth quarter from available-for-sale to trading resulting in an increase to net income. Additional details on the Retirement segment’s reinsurance arrangements are provided in the section on Reinsurance.

The restructuring charges for 2003 were incurred in connection with the combining of the Lincoln Retirement and Life Insurance operations and the consolidation of fixed annuity operations formerly located in Schaumburg, Illinois into Fort Wayne, Indiana. For further details on these restructuring charges, refer to the restructuring charge section on page 28.

The increase in variable annuity account values for the year resulted from net positive cash flows, the overall improvement in the equity markets in 2003, and shifts from the fixed portion of variable annuity products into the variable portion of variable annuity products. However, average daily variable annuity account values, a key driver of fee income for the segment, were below last year, reflecting the timing of equity market movements over the two year period, and resulted in reduced fee income in 2003 relative to 2002. As indicated in the above tables, variable annuities account values stood at $34.6 billion at December 31, 2001, declined to $27.4 billion at December 31, 2002 and recovered to $35.8 billion at December 31, 2003. Over this same timeframe, average variable account values were $35.6 billion during 2001, $30.8 billion during 2002 and $30.4 billion during 2003. The timing of when the equity markets declined and increased during these three years is a primary reason for the decline in fee revenues as reported on an annual basis. Within these annual periods, on a quarterly basis the equity markets were generally declining from the first quarter of 2002 through the first quarter of 2003. Until the fourth quarter 2003 market improvement occurred, the 2003 daily average variable annuity account values were below the levels reported in the comparable 2002 quarters. This explains why, despite the strong overall equity market performance experienced for the year, fee revenue for 2003 lagged behind revenues reported for 2002.

However, because equity market performance in 2003 exceeded the expected market performance used in LNC’s DAC assumptions, favorable retrospective unlocking and net changes in amortization for DAC and PVIF were reported for 2003. Equity market performance also drove decreases in GMDB reserves and benefit payments resulting in favorable effects on net income. In addition, the annual review of the various assumptions underlying DAC, PVIF, and GMDB calculations resulting in prospective unlocking which increased net income by $1.5 million in 2003. This compared to a large negative impact from prospective unlocking in 2002.

Investment margins on fixed annuity products contributed to the improvement in net income in 2003. The table below presents the improvement in the investment rate margin. Although the net investment income yield declined year over year, LNC was able to reduce crediting rates to offset this decrease. In addition, during 2003 the investment margins were positively impacted by $3.5 million from increases in mortgage loan prepayments and make-wholes. Annuity product investment rate margins represent the excess of the yield on earning assets over the average crediting rate. The yield on earning assets is calculated as net investment income on fixed product investment portfolios divided by average earning assets. The average crediting rate is calculated using interest credited on annuity products less bonus credits and excess dollar cost averaging (“DCA”) interest, divided by the average fixed account values net of coinsured account values. Fixed account values reinsured under modified coinsurance agreements are included in account values for this calculation. (See discussion on investment margins and the interest rate risk due to falling interest rates in Item 7A, Quantitative and Qualitative Disclosures About Market Risk on page 81.)

Investment income on investment partnerships was below expected levels in 2003 and 2002. However, the performance of these partnerships did improve in 2003 over 2002. This improvement resulted in $6.8 million of additional income.

The income improvement from the increase in average fixed annuity account values resulted from net flows in 2003.

				Change in Rate Over Prior Year (basis points)
Year Ended December 31 (in millions)	2003	2002	2001	2003	2002
Net Investment Income Yield	6.41%	6.98%	7.38%	(57)	(40)
Interest Rate Credited to Policyholders	4.25%	4.87%	5.33%	(62)	(46)

Interest Rate Margin	2.16%	2.11%	2.05%	5	6

Comparison of 2002 to 2001

Net income decreased significantly in 2002. The decrease in net income between periods was primarily the result of the decline in the equity markets and an increase in realized losses on investments and derivative instruments, resulting from the decline in value and the sale and write-downs of fixed maturity securities. The significant decline in the equity markets negatively affected the segment’s earnings through lower fees from lower average variable account values, negative unlocking of DAC and PVIF and increases in reserves and benefit payments for GMDB.

The decline in the equity markets in 2002 resulted in average daily variable annuity account values and ending variable annuity account values for 2002 being significantly lower than for 2001. The decrease in variable annuity account values reduced fees and lowered net income. The lower equity markets resulted in negative retrospective unlocking of DAC and PVIF and changes in the rate of amortization. The negative unlocking in 2002 was due to actual equity market performance lagging the expected market performance used in LNC’s DAC assumptions. Increases in GMDB reserves and benefit payments also significantly decreased net income in

2002. In addition, in 2002 the segment had negative prospective unlocking of various assumptions underlying DAC, PVIF and GMDB calculations, including the reversion to the mean net equity market growth assumption.

Decreased earnings from investment partnerships resulted in a negative variance of $21.7 million compared to 2001. Partially offsetting the negative variances were $17.6 million from higher investment margins. Overall investment spreads on fixed annuity products (excluding the impact of the policy loan interest adjustment and investment income earned on invested capital supporting the segment which includes investment partnerships) were relatively flat between years: 2.04% in 2002, excluding an adjustment to interest on policy loans, versus 2001.

Average fixed annuity account values increased significantly in 2002 increasing net income. The increase in fixed annuity account values was due to the positive net cash flows for fixed annuities, reflecting strong sales of the StepFive®, Lincoln Select and Lincoln ChoicePlusSM Fixed annuity products in 2002.

Net Flows (1)

Lincoln Retirement’s product deposits, withdrawals and net flows were as follows:

				Improvement (Decline) Over Prior Year
Year Ended December 31 (in billions)	2003	2002	2001	2003	2002
Variable Portion of Annuity Deposits	$3.1	$2.7	$3.1	15%	(13)%
Variable Portion of Annuity Withdrawals	(3.2)	(3.3)	(3.9)	3%	15%

Variable Portion of Annuity Net Flows	(0.1)	(0.6)	(0.8)	83%	25%

Fixed Portion of Variable Annuity Deposits	1.7	1.8	1.6	(6)%	13%
Fixed Portion of Variable Annuity Withdrawals	(1.1)	(1.1)	(0.8)	—%	(38)%

Fixed Portion of Variable Annuity Net Flows	0.6	0.7	0.8	(14)%	(13)%

Total Variable Annuity Deposits	4.8	4.5	4.7	7%	(4)%
Total Variable Annuity Withdrawals	(4.3)	(4.4)	(4.7)	2%	6%

Total Variable Annuity Net Flows	0.5	0.1	(0.0)	400%	N/M

Fixed Annuity Deposits	1.4	1.9	1.7	(26)%	12%
Fixed Annuity Withdrawals	(0.9)	(1.5)	(1.6)	40%	6%

Fixed Annuity Net Flows	0.5	0.4	0.1	25%	300%

Total Annuity Deposits	6.2	6.4	6.4	(3)%	—%
Total Annuity Withdrawals	(5.2)	(5.9)	(6.3)	12%	6%

Total Annuity Net Flows	1.0	0.5	0.1	100%	400%

Incremental Deposits (1)	$6.1	$6.2	$5.8	(2)%	7%

(1)	Incremental Deposits represent gross deposits reduced by transfers from other Lincoln Annuity products.

LNC has been following a two-pronged approach to improving net flows over the last few years. Attracting new deposits and retaining existing accounts are key drivers of the Retirement segment’s ability to achieve profitable future earnings growth. Variable product sales were up six percent in 2003 over 2002 while fixed product sales were down from the prior year. Through the fourth quarter of 2003, the Retirement segment has experienced ten consecutive quarters of positive net flows.

New Deposits

				Improvement (Decline)
Year Ended December 31 (in billions)	2003	2002	2001	2003	2002
Individual Annuities
Variable	$3.1	$3.1	$3.1	—%	—%
Fixed	0.9	1.4	1.4	(36)%	—%

Total Individual	4.0	4.5	4.5	(11)%	—%

Employer-Sponsored Annuities
Variable	1.7	1.5	1.6	12%	(6)%
Fixed	0.5	0.4	0.3	25%	33%

Total Employer-Sponsored	2.2	1.9	1.9	16%	—%

Total Annuity Deposits
Variable	4.8	4.5	4.7	7%	(4)%
Fixed	1.4	1.9	1.7	(26)%	12%

Total Individual Annuities	$6.2	$6.4	$6.4	(3)%	—%

New deposits are an important component of LNC’s effort to grow the annuity business. In the past several years, this effort has concentrated on both product and distribution breadth. Although overall annuity deposits were down in 2003 compared to 2002, LNC maintained deposit levels in the individual variable annuity business and saw growth in the employer-sponsored business. The overall decline was a result of a 37% reduction in individual fixed annuities, as interest rates remained at low levels in 2003.

LNC’s sales in 2003 of individual variable annuities were driven by the introduction of the Principal Securitysm benefit in June of 2003. Lincoln ChoicePlussm variable annuity gross deposits were up 13% and American Legacy variable annuity gross deposits were up nearly 3% compared to 2002 as a result of guaranteed minimum withdrawal benefit (GMWB) feature of the Principal Securitysm benefit. This benefit offers the contractholder a guarantee equal to the initial purchase payment (or contract value, if elected after issue), adjusted for any subsequent purchase payments or withdrawals. To receive the full amount of the guarantee, annual withdrawals are limited to 7% of the guaranteed amount. Withdrawals in excess of the 7% maximum in any contract year are assessed any applicable surrender charges, and the guaranteed amount is recalculated. The annual charge for this benefit is 0.45% of the guaranteed amount (less withdrawals), assessed on a quarterly basis. The charge is waived five years after the start or resetting of the guarantee amount, as long as the cumulative payments since election or reset are less than 10% of the current guarantee amount. The benefit may also be cancelled at any time five years after election or reset. If cancelled, the benefit may be reelected after one year, if available. As of December 31, 2003, less than 10% of deposits that elected this feature have elected automatic withdrawal benefits at the 7% level. Principal Securitysm is available on new and existing variable annuity contracts in nearly all states for most LNC individual variable annuity products.

In addition to the introduction of the Lincoln Principal SecuritySM feature, Lincoln Financial Distributors (“LFD”) added wholesalers in the latter part of 2003, and more are expected to be added in the near future. The increase in wholesalers is expected to increase sales.

LFD is the primary wholesale distributor of LNC’s individual annuity products. During 2003, LNC worked with American Funds Distributors (“AFD”) to transition the wholesaling of the American Legacy variable annuity to LFD. With this change, LFD has a dedicated team focused on key broker/dealer relationships developed in conjunction with AFD, which is expected to continue to renew growth in American Legacy variable annuity sales. Also as a result of this change, LFD now has two distinct annuity product wholesaling groups: the single-manager (American Legacy) and the multi-manager (ChoicePlusSM and Multi-Fund®).

The decrease in individual fixed product sales is the result of declining interest rates and competitive pressures in 2003. With the decline in interest rates over the last few years, it has been more difficult to offer rates that were competitive in the marketplace and still allow LNC to achieve targeted spreads on the fixed annuity products. LNC’s approach in 2003 and into 2004 is to approach the fixed annuity marketplace on an opportunistic basis where LNC intends to only offer products with rates that are consistent with LNC’s required spreads. During 2001 and 2002, the poor performance of the equity markets, resulted in an increase in sales of fixed annuity products. LNC’s fixed annuity sales in 2001 through 2002 were bolstered by product offerings that were introduced in 2001 including the Lincoln Select Fixed Annuity and the StepFive® Fixed Annuity. The guarantees of the StepFive Fixed Annuity made it an important product for LNC in the Financial Institutions channel. New product offerings launched in 2002 in the Financial Institutions channel included AccelaRate and ChoiceGuarantee.

In 2003, LNC experienced an increase in deposits in the employer-sponsored business as a result of increased deposits in variable and fixed products within the Alliance program. The Alliance program enables the Retirement segment to sell a multi-manager mutual fund based product within the employer-sponsored marketplace. Deposits of the Alliance program were $969 million in 2003, an increase of 77% from deposits of $547 million in 2002. A significant portion of the deposits, $337 million, came in the first quarter of 2003 from a large number of enrollments from employer-sponsored plans.

Retention of Assets

One of the key assumptions in pricing a product is the account persistency, often referred to as the lapse rate. The lapse rate compares the amount of withdrawals to the retained account values. One way to measure a company’s success in retaining assets is to look at the overall level of withdrawals from period to period. However, this alone does not tell the whole story. By comparing actual lapse rates to the rates assumed in designing the annuity product, it is possible to gauge the impact of persistency on profitability. Overall lapse rates were 9.01% in 2003, 10.47% in 2002 and 9.72% in 2001. In all three years, overall lapse rates have been more favorable than the level of persistency assumed in product pricing. In addition, as described above, LNC experienced an increase in deposits within the Alliance program offered within the employer-sponsored marketplace. The persistency of the employer-sponsored business tends to be higher than in the individual annuity marketplace as employer-sponsored products involve systematic deposits and are part of an overall employee benefit plan which are generally not subject to the level of exchange activity typically experienced in the individual marketplace.

Bush Administration Tax Legislation

President Bush’s tax legislation has not provided a pass through of reduced rates on qualified dividends or long-term capital gains for non-qualified annuities, as is the case for other financial services products, such as mutual funds. The long-term impact of this for the annuity industry is unknown. However, LNC expects that the income guarantee provided within an annuity will continue to be viewed as a significant benefit. The guaranteed living and death benefits offered within annuity products are not found in any other investment vehicle. Because of the equity market volatility over the last few years, in LNC’s experience, the demand for these benefits appears to have outweighed any potential detrimental impact of tax law changes. LNC believes that the guarantees within an annuity should continue to drive annuity sales. In addition, LNC continues to support tax legislation that recognizes and rewards the long-term nature of annuity investments and the unique benefit payout alternatives that are only available from annuity products.

Outlook

Economic and market conditions, and the level of interest rates have been volatile over the past several years. This volatility and uncertainty in the marketplace has impacted fixed and variable annuity sales for both the industry and Lincoln Retirement. Customer behavior has been influenced by these factors as well as by the introduction of new products and product features, including the very popular living benefits products.

Lincoln Retirement’s living benefit product, Principal Securitysm, was rolled out in June of 2003 and resulted in an immediate increase in sales in the second half of the year. While LNC expects this sales momentum to continue, history has shown that competitive pressures and new product innovations can have a short-term impact on market share.

Looking forward, continued low interest rates would lower portfolio earned rates and move more of LNC’s crediting rates to contractual minimum, causing a drop in investment spreads. Conversely, if interest rates were to rise rapidly it could lead to disintermediation risk. Changes in tax laws and additional regulatory scrutiny of variable annuities could have a negative impact on LNC’s ability to grow the business. To deal with these uncertainties, LNC remains committed to its two-pronged approach of growing new deposits and retaining existing assets to manage its net flows. LNC expects to continue to strengthen its distribution breadth, utilize and improve upon its balanced portfolio of fixed and variable annuities and aggressively manage expenses as key profitability drivers in the challenging annuity market.

LIFE INSURANCE

The Life Insurance segment, with principal operations in Hartford, Connecticut, and Fort Wayne, Indiana, with additional operations in Schaumburg, Illinois, creates and protects wealth for its clients through the manufacture and sale of life insurance products throughout the United States. The Life Insurance segment offers universal life (“UL”), variable universal life (“VUL”), interest-sensitive whole life (“ISWL”), term life (“Term”) and corporate-owned life insurance (“COLI”). A majority of the Life Insurance segment’s products are distributed through LFD and LFA.

Life Insurance Products

The Life Insurance segment offers a broad portfolio of life insurance products. In addition to Term, the segment offers three distinct permanent insurance product types: Universal Life, Variable Universal Life and Interest Sensitive Whole Life. Within these product types are wealth accumulation and wealth transfer specific products, including single life and survivorship versions of all three. Insurance riders such as return of premium, lapse protection, and long-term care benefit provisions are available with certain products. The long-term care benefit is available in the UL MoneyGuard product. In addition, the segment offers both UL and VUL versions of COLI. This allows the segment to effectively align its portfolio of products with the primary affluent market segments and to also provide products that perform under a variety of market conditions.

Given the economic environment of the recent past, portfolio breadth has proven its value. The industry has experienced a dramatic shift from variable to fixed products over the last few years, driven primarily by the equity market declines in 2001 and 2002 and a flight to conservatism. Although the equity markets improved during 2003, there was not a movement back to variable from fixed products and the Life Insurance segment’s mix of business has continued to shift from VUL to UL.

The Life Insurance segment has continued to develop products that meet the changing needs of its target affluent market. During times when the consumer has less tolerance for market risk, it is important to have a competitive fixed UL product portfolio. In 2003, the segment focused its efforts on maintaining the series of products with the Lapse Protection Rider (“LPR”). These products, originally introduced in 1998, offer an innovative rider, which is designed to provide flexibility and guaranteed death benefit coverage (see “Guideline AXXX” section for a description of the guarantee feature). New single life and survivorship versions of these products were released in February 2003 and updated again in October 2003 to address continuing movement in the market by competitors. In May 2003, the segment’s Corporate Specialty Markets unit released an updated VUL product called Lincoln CV4. The segment continued to strengthen the guarantees available in its VUL portfolio to generate additional interest in this line. The response to all of these new products has been very positive. In 2004, the segment plans to continue to be aggressive in product development.

Critical Accounting Policy – DAC, PVIF and DFEL

FAS 97 requires that acquisition costs for UL policies and VUL policies be amortized over the lives of the contracts in relation to the incidence of estimated gross profits, consistent with the treatment noted previously for variable annuities. Factors affecting estimated gross profits are mortality (net of reinsurance ceded), investment margins and expense margins. For the Life Insurance segment, based on the current mix of life insurance in-force on the books, the factors that have the most significant impact on estimated gross profits are mortality experience (net of reinsurance), premium and policy persistency, and interest margins. Each of these sources of profit is, in turn, driven by other factors. For example assets under management and the spread between earned and credited rates drive investment margins; net amount at risk drives the level of Cost of Insurance charges and reinsurance premiums. Market movement, which has the greatest impact on DAC amortization for the Retirement segment relative to its variable annuity block of business, has less impact on DAC amortization for the Life Insurance segment.

On a quarterly basis, LNC reviews the assumptions of its DAC amortization model and records a retrospective adjustment to the amount expensed, (i.e., unlocks the DAC). On an annual basis, LNC reviews and adjusts as necessary its assumptions for prospective amortization of DAC, as well as its other intangible asset, PVIF. Changes in future assumptions resulted in prospective unlocking, which increased amortization by $14.5 million in the third quarter of 2003. In addition, as a result of a significant increase in the degree to which customers were utilizing their option to reduce the face amount of their policies, the Company recorded net prospective unlocking adjustments, which increased amortization by $5.3 million during 2003, most of which occurred in the first quarter of 2003.

Results of Operations: The Life Insurance segment’s financial results, first year premiums by product, account values and in-force amounts were as follows:

				Increase (Decrease)
Year Ended December 31 (in millions)	2003	2002	2001	2003	2002
Net Income	$252.1	$206.1	$229.3	22%	(10)%
Items Included in Net Income (after-tax):
Realized loss on investments and derivative instruments	—	(62.9)	(36.9)		(70)%
Restructuring charges	(12.7)	—	(3.5)
Net gain (loss) on reinsurance derivative/trading securities	(0.4)
Cumulative effect of accounting changes (1)	0.6	—	(5.5)
Goodwill amortization	—	—	(23.7)

(1)	Cumulative Effect of Accounting Changes for 2003 results from the recording in the fourth quarter of 2003 the embedded derivative for Modco reinsurance arrangements resulting from implementation of DIG B36. The 2001 changes relate to the transition adjustment of $(0.2) million recorded in the first quarter of 2001 upon adoption of FAS 133 and the adjustment of $(5.3) million recorded in the second quarter of 2001 upon adoption of EITF 99-20. (Refer to New Accounting Pronouncements section beginning on page 23 for further discussion of these items.)

Net Income Variances – Increase (Decrease)

(in millions, after-tax)	2003 to 2002	2002 to 2001
Net Income Increase (Decrease)	$46.0	$(23.2)

Significant Changes In Net Income:
Realized gain (loss) on investments and derivatives	62.9	(26.0)
Restructuring charges	(12.7)	3.5
Cumulative effect of accounting changes	0.6	5.5
Goodwill amortization		23.7
Effects of equity markets*
Fee income	0.5
DAC/PVIF/DFEL	4.2	(2.4)
Prospective DAC/PVIF/DFEL unlocking	(24.9)	(3.9)
Mortality	10.9	(13.1)
Investment margins (including earnings on investment partnerships)	5.3	(17.2)

*	The above table excludes the effects of equity markets on realized gains (losses) on investments and derivative investments.

Comparison of Net Income

Comparison of 2003 to 2002

The increase in net income in 2003 was primarily due to the absence of realized losses on investments and derivative instruments that was experienced in 2002. The decrease to net income from restructuring charges was a result of the realignment of the Lincoln Retirement and Life Insurance segments and the realignment of operations from the Schaumburg, Illinois office to Hartford, Connecticut. The segment also experienced a minor impact from the fourth quarter implementation of DIG B36. A significant negative effect on net income in 2003 was the negative prospective DAC/PVIF/DFEL unlocking, and the resulting higher DAC amortization from the increase in the DAC amortization rate associated with these prospective assumption changes. See the discussion of the third quarter prospective unlocking presented above within the topic Critical Accounting Policy – DAC, PVIF and DFEL. The improvement in the equity markets during 2003 increased net income through higher fees and favorable retrospective DAC unlocking relative to 2002.

Mortality experience (mortality assessments less net death benefits and mortality-related retrospective DAC unlocking) in 2003 was favorable relative to 2002. The improvement in mortality resulted from lower death benefits and favorable unlocking relative to 2002. Volatility is expected from mortality risk, but LNC attempts to lessen the impact of volatility on earnings by reinsuring approximately 90% of the mortality risk on new business written by the Life Insurance segment.

As presented in the table below, investment margins in the interest sensitive lines of business (UL and ISWL) improved 8 basis points in 2003 resulting in additional income of $7.9 million. Partially offsetting this improvement in margins was lower investment yields on traditional non-par lines of business, which reduced income by $5.6 million. Traditional non-par business includes term and whole life insurance. Investment margins for the interest sensitive line of business represent the excess of the yield on earning assets, calculated as net investment income on fixed product investment portfolios divided by the average earning assets, over the average crediting rate, calculated using interest credited on life products divided by the average fixed account values. Investment yield on traditional non-par products decreased to 6.99% in 2003 from 7.42% in 2002. For these products, the yield on earning assets is calculated as net investment income on non-par investment portfolios divided by average earning assets. At December 31, 2003 and 2002, interest-sensitive products represented 88%

and 87%, respectively, of total interest sensitive and traditional non-par earning assets. At December 31, 2003, 24% of the interest sensitive account values have crediting rates at contract guarantee levels and 25% have crediting rates within 50 basis points of contractual guarantees. Additional information on investment margins and the interest rate risk due to falling interest rates is provided within Item 7A, Quantitative and Qualitative Disclosures About Market Risk. In addition, earnings on investment partnerships for the segment contributed $3.1 million more in 2003 compared to 2002.

				Change in Rate Over Prior Year Increase (Decrease)
Year Ended December 31 (in millions)	2003	2002	2001	2003	2002
				Basis points
Interest Sensitive Products
Net Investment Income Yield	6.97%	7.30%	7.63%	(33)	(33)
Interest Rate Credited to Policyholders	5.36%	5.77%	5.86%	(41)	(9)

Interest Rate Margin	1.61%	1.53%	1.77%	8	(24)

Traditional Products
Net Investment Income Yield	6.99%	7.42%	7.49%	(43)	(07)

Comparison of 2002 to 2001

The decrease in net income was due to a number of factors and excluding the amortization of goodwill in 2001, was $46.9 million or 19% lower in 2002 than in 2001. The primary variances are displayed in the net income variance table above. Mortality experience in 2002 was less favorable relative to 2001. Investment yields declined at a faster pace than reductions in crediting rates, which reduced the interest rate margin on interest sensitive products by 24 basis points and the investment yield on traditional products by seven basis points resulting in a reduction to income of $10.5 million. In addition, earnings from investment partnerships were lower in 2002 than 2001 and resulted in a negative variance of $6.7 million.

Sales, Net Flow, Account Values and In-force

				Increase (Decrease)
Year Ended December 31,	2003	2002	2001	2003	2002
First Year Premiums - by Product (in millions)
Universal Life
Excluding MoneyGuard	$417.0	$356.9	$184.7	17%	93%
MoneyGuard	224.6	138.4	107.9	62%	28%

Total Universal Life	641.6	495.3	292.6	30%	69%
Variable Universal Life	79.4	134.4	228.5	(41)%	(41)%
Whole Life	34.4	30.3	26.4	14%	15%
Term	40.2	32.3	30.9	24%	5%

Total Retail	795.6	692.3	578.4	15%	20%
Corporate Owned Life Insurance (“COLI”)	125.7	88.1	47.2	43%	87%

Total First Year Premiums	$921.3	$780.4	$625.6	18%	25%

Net Flows (in billions)
Deposits	$2.259	$2.138	$1.934	6%	11%
Withdrawals & Deaths	(.882)	(.818)	(.771)	(8)%	(6)%

Net Flows	$1.377	$1.320	$1.163	4%	13%

Policyholder Assessments	(1.053)	(1.002)	(.931)	(5)%	(8)%

				Increase (Decrease)
December 31 (in billions)	2003	2002	2001	2003	2002
Account Values
Universal Life	$9.030	$8.211	$7.508	10%	9%
Variable Universal Life	2.195	1.690	1.746	30%	(3)%
Interest-Sensitive Whole Life	2.195	2.185	2.123	—%	3%

Total Life Insurance Account Values	$13.420	$12.086	$11.377	11%	6%

In Force - Face Amount
Universal Life and Other	$129.623	$126.016	$121.168	3%	4%
Term Insurance	151.717	127.880	113.226	19%	13%

Total In-Force	$281.340	$253.896	$234.394	11%	8%

Total sales as measured by first year premiums increased from 2002. The sales growth for UL was driven by sales of MoneyGuard, a UL product with a long-term care rider, and strong growth in other fixed UL products. Despite the equity market turnaround, sales of VUL continued to decline in 2003. The dollar decline in VUL sales has been more than offset by the dollar increase in UL sales. UL accounted for 89% of total retail UL/VUL sales in 2003 versus 79% of those sales in 2002.

In analyzing the impact of sales growth as a predictive measure of future earnings it is important to understand that product mix of sales affects future profitability. The MoneyGuard product, an important driver of recent sales growth, is typically sold as a single premium product. As a result, the relative profitability of MoneyGuard on a per dollar of first year premium basis is less than that of other types of permanent life insurance such as UL and VUL. However, the product’s profitability does meet LNC’s overall profitability targets.

The increase in life insurance in-force has been driven by the growth in term life insurance. An unusually high level of face amount reductions by policyholders electing to reduce their coverage dampened the growth in UL and other products in-force. Excluding the effects of face-amount reductions, the general level of policy lapsation was in line with segment expectations. It is important to view the in-force growth separately for term products versus the universal life and other products (“permanent products”) as term products by design have a lower profitability to face amount relationship than do permanent products.

Growth in account values reflects positive net flows, net of fees assessed to the policyholders of approximately $300 million, interest earned on UL and interest sensitive whole life and the effect of a strong equity market recovery on VUL account values. The increase in net flows was driven by the sales of UL products.

Estate Tax Reform

Permanent repeal of the estate tax after 2010 continues to be debated by the federal legislature. The outlook for permanent repeal remains highly uncertain. To date, LNC has not experienced any significant change in life insurance sales as a result of the changes in estate tax laws enacted in 2001. Total survivorship sales as a percent of overall sales were flat at 22% of total retail first year premiums in 2002 and 2003. LNC’s life insurance products are designed to support a wide variety of financial planning needs such as business succession, charitable giving and fringe benefit planning, not just management of estate tax exposure.

Guideline AXXX

The Application of the Valuation of Life Insurance Policies Model Regulation (“AXXX”) was developed to clarify statutory reserve requirements for particular policy designs under the NAIC Valuation of Life Insurance

Policies Model Regulation (“Regulation XXX”). AXXX was effective for UL policies sold beginning in 2003 and increases statutory reserves for UL policies with secondary guarantees using shadow accounts and for specified premium guarantees that are prefunded. The secondary guarantee promises to keep a policy in force as long as certain conditions are met.

Regardless of whether the policy has any cash value, the policy will not lapse as long as the shadow account is positive. A shadow account is a hypothetical account that accumulates actual premium payments and interest less fees based on the secondary guarantee assumptions. However, the shadow account does not provide any cash value to the policyholder. In addition to secondary guarantees using shadow accounts, all companies offering secondary guarantees that allow prefunding are impacted by AXXX to a greater or lesser degree depending on product design. A prefunded policy is one where premiums are paid earlier than is necessary to maintain the policy’s benefits.

LNC’s single life and survivorship UL products offer secondary guarantees using shadow accounts. Use of this design provides more flexibility to policyholders than a premium-based approach. In 2003, these products were redesigned twice to reflect both the financial requirements of AXXX and a changing competitive landscape. LNC expects secondary guarantees to be critical to LNC’s target affluent market and expects that the AXXX version of these products will continue to be competitive. LNC also markets many life insurance products that do not offer secondary guarantees and which were not impacted by AXXX.

LNL is actively exploring strategies to lesson the burden of increased AXXX reserves. Strategies include both reinsurance and capital markets solutions that provide for risk transfer and associated reserve and surplus relief. (See Contractual Obligations and Off-Balance Sheet Arrangements Part II page 77.)

Split Dollar

New regulations have set forth the IRS’ views regarding the tax treatment of split dollar funding arrangements. Split dollar is a premium funding mechanism that has been used for many years, with IRS approval, to provide life insurance benefits to a firm’s key executives, or to provide life insurance benefits to family members of closely held firms, etc. The final IRS regulations issued in 2003 are effective for arrangements entered into or materially modified after September 17, 2003. The new regulations do not eliminate split dollar arrangements, but clarify certain issues. As a result of the final regulation, some split dollar plans may not be as attractive as before, but some plans may be better.

Accounting reforms under Sarbanes-Oxley, which prohibit publicly traded companies from extending credit to their directors or executives, affect some split dollar programs. However, most of the products sold by LNC for use in split dollar arrangements are sold to closely held companies, limited partnerships and family owned businesses, not publicly traded companies. Given LNC’s target market, and the fact that the amount of LNC’s split dollar sales in relationship to the level of total first year life premium sold is insignificant, these changes are expected to have minimal overall effect on LNC’s sales.

COLI

LNC’s COLI products are only marketed to organizations for coverage of officers and require the prospective permission of the officers to be covered under the COLI policy. In February 2004, the Senate Finance Committee approved a COLI provision which provides that the death benefits from a COLI contract are not taxable if the deceased individual was an employee within 12 months of death; or the death benefits are payable to the employee’s family, beneficiary, estate, or are used to purchase an equity interest in the employer (buy-sell agreement); or the employee is a key person - defined as either a “highly compensated employee” (currently income over $90K), or is a “highly compensated individual” (salary in the top 35% for employer); or is a director. In all cases, the employee must receive notice of coverage and provide written consent. Passage of this legislation is uncertain, but the recent action of the Senate Finance Committee, which has shown the most interest in the issue, should provide more certainty to the market. If the existing proposal becomes law, it is not expected to have a detrimental effect on COLI markets in which LNC participates.

Outlook

LNC expects 2004 will be another challenging year for the Life Insurance Segment. On the positive side, the improvement in the equity and credit markets seen in 2003 should bode well for sales to the affluent market (an area of focus for LNC) as well as the degree to which policyholders seek reductions in coverage. However, current new money rates are approximately 150 basis points below existing portfolio yields. As a result, the segment may need to take further action to lower crediting rates to reduce the impact on interest rate margins. As stated earlier, with approximately 25% of fixed account values for interest-sensitive lines of business already at their minimum guaranteed interest rate, LNC’s ability to lower crediting rates is somewhat limited.

There was substantial pricing pressure in 2003, particularly with respect to products with secondary guarantees. It is uncertain as to whether there will be a return to more rational pricing in the market in 2004. As discussed above, the segment uses reinsurance to manage the mortality risk. There was also pricing pressure in 2003 in the reinsurance market. While the segment has, for the most part, factored the higher reinsurance prices into product pricing, all indications are that the reinsurance marketplace may continue to tighten. Further price increases to cover this would only add to existing competitive pressures.

Despite this difficult operating environment, LNC believes the segment has sustainable competitive advantages to continue to grow profitably into the future. LNC’s balanced portfolio of products should be positioned to take advantage of the demand among the affluent for sophisticated life products to meet a variety of tax, business and family needs. In addition, the segment has taken the necessary rate actions to manage investment margins, has aggressively managed expenses, and expects to maintain a strong in-force management discipline to maintain favorable persistency. LNC believes the segment’s underwriting capabilities are well respected in the reinsurance marketplace, which should enable LNC to remain well positioned relative to the competition.

INVESTMENT MANAGEMENT

The Investment Management segment, with principal operations in Philadelphia, Pennsylvania, offers a variety of asset management services to retail and institutional clients located throughout the United States and certain foreign countries. Its product offerings include mutual funds and managed accounts. It also provides investment management and account administration services for variable annuity products, 401(k), “529” college savings plans, pension, endowment, trust and other institutional accounts. The primary operating companies within this segment are the subsidiaries of Delaware Management Holdings, Inc. (“Delaware”). The segment employs the services of The Lincoln National Life Insurance Company for its 401(k) Director product. Retail products are primarily marketed by LFD through financial intermediaries, including LFA. Institutional asset management products are marketed by a separate sales force within Delaware, which works closely with pension consultants.

Diversity of investment styles, as well as diversity of clients served, are prudent ways to manage risk in varying market environments. Delaware has evolved into an investment manager with strong and diversified offerings across all major asset classes, including value and growth equity investment styles; high-grade, high-yield and municipal fixed income investment styles; balanced and quantitative investment styles; and international and global equity and fixed income investment styles.

CRITICAL ACCOUNTING POLICIES

DAC

During the first quarter of 2003, the Investment Management segment implemented a new system for calculating the amortization of DAC consistent with the system and methodology utilized by the Lincoln Retirement and Life Insurance segments. The DAC is related to the annuity based 401(k) Director product. The segment’s DAC asset was $91.8 million as of December 31, 2003.

Deferred Dealer Commission Asset

The Investment Management segment has a deferred dealer commission asset of approximately $39.3 million as of December 31, 2003 relating to upfront sales commissions paid to brokers for the sale of “Class B” shares of Delaware retail mutual funds. The asset is amortized over the estimated period of time that it is expected to be realized or recovered from future cash flows in the form of asset-based distribution (“12b-1”) fees from the mutual funds or contingent deferred sales charges (“CDSCs”) from shareholders who redeem shares during the CDSC period. The estimate of future cash flows from these sources was positively impacted by the equity markets’ improvement in 2003.

In accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, should the estimated undiscounted future cash flows from 12b-1 fees and CDSC’s drop below the carrying value of the deferred dealer commission asset, then an impairment write-down would be required to be recognized. In that event, the amount of the impairment write down would be computed by comparing the carrying value of the deferred dealer commission asset to the discounted value of the future 12b-1 and CDSC cash flows. As of December 31, 2003, the estimated undiscounted future 12b-1 and CDSC cash flows exceeded the carrying value of the deferred dealer commission asset. LNC monitors the Net Asset Values (“NAVs”) of the underlying retail mutual funds to determine if a write-down of the deferred dealer commission asset would be required. LNC is also monitoring potential regulatory changes concerning 12b-1 fees, and possible effects on the recoverability of the deferred dealer commission asset.

EQUITY MARKETS

The Investment Management segment’s net income is significantly affected by volatility in the equity markets. Changes in the equity markets impact the segment’s earnings through the level of assets managed and their effect on fees that the segment earns. Refer to the Results of Operations discussion provided below for an analysis of the comparative effects that movements in the equity markets have had on the Investment Management’s segment earnings.

Within the segment there are two items, in addition to the fees from assets under management, which are affected by changes in the equity markets. These are two unrelated items that currently tend to move in opposite directions. First, the segment has invested capital, referred to as seed capital, for the start-up of products. These investments are accounted for in a method consistent with trading securities with changes in market value reported through net income. After the funds reach a certain threshold, the seed capital will be returned to LNC. The second item, moving in an opposite direction to the changes in value of the seed capital, are the changes in value of the deferred compensation liability for Delaware employees. Deferred compensation is further discussed within Note 6 Employee Benefit Plans in the notes to the consolidated financial statements.

Results of Operations: The Investment Management segment’s financial results were as follows:

				Increase (Decrease) Over Prior Year
Year Ended December 31 (in millions)	2003	2002	2001	2003	2002
Total Revenue	$474.0	$418.5	$455.0	13.3%	(8.0)%
Total Investment Advisory Fees (Included in Total Revenue)	306.2	281.0	302.2	9.0%	(7.0)%

Net Income (Loss)	30.2	(1.4)	(8.9)

Items Included in Net Income (Loss) (after-tax):
Realized gain (loss) on investments	0.3	(3.5)	(2.3)
Restructuring charges	(4.6)	0.3	(0.4)
Cumulative effect of accounting change (1)	—	—	(0.1)
Goodwill amortization	—	—	(16.2)

Net Income Variances - Increase (Decrease)

(in millions after-tax)	2003 to 2002	2002 to 2001
Net Income Increase	$31.6	$7.5

Significant Changes in Net Income:
Realized loss on investments	3.8	(1.2)
Restructuring charges	(4.9)	0.7
Goodwill amortization	—	16.2
Effects of financial markets/net flows, variable expenses and other	12.4	(12.5)
Critical accounting policies
Deferred acquisition costs	11.5	—
Other financial markets related variances
Seed capital	9.4	(3.0)
Deferred compensation liability	(5.7)	1.3
Compensation impact for resignation of CEO	(4.2)	4.2
Tax benefit on UK stock compensation	9.1	—

1)	Cumulative Effect of Accounting Change relates to 2001 adoption of EITF 99-20.

Comparison of Net Income

Comparison of 2003 to 2002

The favorable equity market performance combined with positive net flows during 2003 resulted in a significant improvement in earnings for the Investment Management segment primarily due to the increased fees generated from higher assets under management.

As discussed in the critical accounting policies section, the segment implemented a new system for calculating changes in DAC. Included in the impact from 2003 DAC unlocking is $2.6 million of positive unlocking from refinement of the methodology during 2003. As described in the equity markets section, the segment’s net income was positively impacted in 2003 by the equity markets through an increase in value of the seed capital, which was partially offset by increased expense on the deferred compensation liability.

Managing expenses is important to the success of the Investment Management segment. The increase in operating and administrative expenses in 2003 over 2002 was primarily related to incentive compensation and expenses impacted by both net flows and markets. In 2002, the segment benefited from a release of accrued compensation of $4.2 million resulting from the resignation of the segment’s CEO. As part of LNC’s overall expense management initiatives the segment incurred restructuring charges in 2003. Additional details on this activity are provided in the “Restructuring Charges” section.

The segment benefited from a change in tax laws in the United Kingdom permitting a deduction for stock compensation expense. The tax benefit recognized in the fourth quarter of 2003 reflects a deduction for the fair value of options granted in current and prior years that remained outstanding at the beginning of the year.

Comparison of 2002 to 2001

Excluding the effect of goodwill amortization in 2001, net income decreased approximately $8.6 million in 2002. The decrease in income was primarily a result of declines in the equity markets reducing retail and institutional assets under management and the resulting lower revenues earned on the assets under management. Positive net cash flows in 2002 partially offset the negative effect of the equity markets on assets under management and revenues. Additional positives were reduced operating and administrative expenses from cost containment efforts and the release of the former CEO’s accrued compensation.

Assets Under Management and Client Net Flows

				Increase (Decrease)
December 31 (in billions)	2003	2002	2001	2003	2002
Assets Under Management Regular Operations:
Retail-Equity	$20.9	$14.9	$18.0	40%	(17)%
Retail-Fixed	8.2	7.6	7.1	8%	7%

Total Retail	29.1	22.5	25.1	29%	(10)%

Institutional-Equity	25.3	16.7	17.8	51%	(6)%
Institutional-Fixed	8.4	7.3	5.5	15%	33%

Total Institutional	33.7	24.0	23.3	40%	3%

Insurance Assets	43.0	41.1	38.1	5%	8%

Total Assets Under Management	$105.8	$87.6	$86.5	21%	1%

				Increase (Decrease)
Year Ended December 31 (in billions)	2003	2002	2001	2003	2002
Retail:
Equity Sales	$3.8	$4.5	$2.8	(16)%	61%
Equity Redemptions and Transfers	(2.7)	(3.9)	(3.4)	31%	(15)%

Net Flows	1.1	0.6	(0.6)	83%	—%

Fixed Sales	1.8	1.2	0.9	50%	33%
Fixed Redemptions and Transfers	(1.7)	(1.0)	(0.7)	(70)%	(43)%

Net Flows	0.1	0.2	0.2	(50)%	—%

Total Retail Sales	5.6	5.7	3.7	(2)%	54%
Redemptions and Transfers	(4.4)	(4.9)	(4.1)	10%	(20)%

Net Flows	1.2	0.8	(0.4)	50%	—%

Institutional:
Equity Inflows	3.9	2.9	3.2	34%	(9)%
Equity Withdrawals and Transfers	(2.1)	(1.9)	(2.8)	(11)%	32%

Net Flows	1.8	1.0	0.4	80%	150%

Fixed Inflows	1.9	2.3	0.6	(17)%	283%
Fixed Withdrawals and Transfers	(1.2)	(1.2)	(1.2)	—%	—%

Net Flows	0.7	1.1	(0.6)	(36)%	—%

Total Institutional Inflows	5.8	5.2	3.8	12%	37%
Withdrawals and Transfers	(3.3)	(3.1)	(4.0)	(6)%	23%

Net Flows	2.5	2.1	(0.2)	19%	—%

Combined Retail and Institutional:
Sales and Inflows	11.4	10.9	7.5	5%	45%
Redemptions, Withdrawals and Transfers	(7.7)	(8.0)	(8.1)	4%	1%

Total Retail and Institutional Net Flows	$3.7	$2.9	$(0.6)	28%	—%

The increase in assets under management reflects market value gains in the retail and institutional equity assets under management. Market value gains in 2003 were $5.3 billion in retail and $7.3 billion in institutional. Positive net flows across equity and fixed accounts for both institutional and retail assets under management also contributed to the growth. Retail net flows reflect favorable retention partially offset by lower sales. The combined sales of retail and institutional were the second highest since LNC acquired Delaware in 1995. Net flows for the segment have been positive for two consecutive years.

Sales of Delaware’s mutual funds by LFA improved during 2003 to approximately 8% of LFA’s total mutual fund sales compared to 4% in 2002. Sales of mutual funds, managed accounts, 401(k) products and “529” plans through LFD increased 15% in 2003 over 2002.

Investment Performance

Investment performance is a key driver of Delaware’s ability to attract new sales, retain existing assets and improve net flows. On the institutional side, for the 12 months ended December 31, 2003, 4 of the 8 largest product composites met or outperformed their respective indices, which was consistent with performance for the 12 months ended December 31, 2002.

Investment performance has shown strong improvement in Delaware’s retail business. According to the 2003 annual Barron’s/Lipper mutual fund family survey published in February 2004, Delaware finished in the middle of the group of companies for the ten-year ranking, close to the top-quartile for the five-year results and number 4 out of 75 fund families for the one-year rankings. Delaware’s ranking in 2002 was 20 out of 81.

In addition to overall fund family performance, Delaware closely monitors the relative performance of individual funds. Fund performance is compared to a benchmark group of peer funds having similar investment characteristics and objectives. In addition, performance in various key categories as independently evaluated by Lipper is also used by Delaware in measuring its fund’s performance. The following table summarizes the 2003 performance for the largest 25 retail funds in the Delaware Investments Family of Funds (the Delaware Investments Family of Funds does not include mutual funds managed by Delaware for certain LNC affiliates or other third parties).

For the Year Ended December 31,	2003	2002
Number of Top 25 Largest Funds performed in the top half of their Respective Universes	19	17
Percentage of total assets in 25 largest retail funds	76%	63%

Number of total retail funds in Lipper Leader Category
Consistent Return	18	15
Capital Preservation	13	8
Total Return	19	10
Expense	6	7
Tax Efficiency	26	22
Number labeled Lipper Leader in at least one category	43	41
Number labeled Lipper Leader in multiple categories	26	17

Outlook

Over the last few years, the Investment Management segment has been focused on five key areas for improving the performance of the business; attracting and retaining a strong team of investment and research professionals, improving the investment process, improving and sustaining strong investment performance, achieving positive net flows and improving profitability. The Investment Management segment has made significant progress on these initiatives, and will continue to focus on sustaining and improving the results. The Investment Management segment may also be affected by legislative or regulatory changes made in response to current industry-wide matters of concern, such as market timing, late trading, access payments and soft-dollar arrangements.

LINCOLN UK

The Lincoln UK segment is headquartered in Barnwood, Gloucester, England, and is licensed to do business throughout the United Kingdom (“UK”). The segment is primarily involved in managing a closed-block of business in the UK. The segment has not written any significant new business since 2000, except for accepting new deposits on the existing block of business as well as offering new products to existing policyholders. The segment is focused on retaining its existing customers and managing its expenses. The segment’s product portfolio principally consists of unit-linked life and pension products, which are similar to U.S. produced variable life and annuity products

CRITICAL ACCO UNTING POLICIES

Equity Market Sensitivity

As discussed in the results of operations below, the Lincoln UK segment’s earnings are sensitive to swings in the equity markets. Movements in the equity markets results in changes in average unit-linked assets under management on which the segment earns fees. In addition, as described in more detail below, changes in the equity markets have an impact on the amortization of the segment’s DAC and PVIF assets, and DFEL deferred revenue. The performance of the equity markets for the Lincoln UK segment is measured by the FTSE 100 index and this index declined 16% in 2001, declined 24% in 2002 and increased 14% in 2003. Refer to the Results of Operations discussion provided below for an analysis of the comparative effects that movements in the equity markets have had on Lincoln UK’s segment earnings.

DAC, PVIF and DFEL

The amortization of the Lincoln UK segment’s DAC and PVIF assets, and deferred revenue, DFEL, is impacted by the change in the market value of unit-linked contracts. As required under FAS 97, acquisition costs for unit-linked contracts are amortized over the lives of the contracts in relation to the incidence of estimated gross profits. Estimated gross profits on unit-linked contracts vary based on surrenders, fee income, expenses and realized gains/losses on investments. The amortization is adjusted retrospectively when estimates of current or future gross profits to be realized from unit-linked contracts are revised. Because equity market movement has such a significant impact on fee income, estimated future profits will go up or down accordingly. On a quarterly basis, Lincoln UK reviews the assumptions of its DAC amortization model and records a retrospective adjustment to the amount expensed (i.e.,unlocks the DAC and PVIF), or earned (i.e.,unlocks the DFEL). On an annual basis, Lincoln UK reviews and adjusts as necessary its assumptions for prospective amortization of DAC, PVIF and DFEL.

Exchange Rates

LNC’s subsidiary in the UK has its balance sheets and income statements translated at the current spot exchange rate as of the year end and average spot exchange rate for the year, respectively. From time to time, LNC will hedge its exposure to foreign currency as it relates to its net investment in Lincoln UK.

OUTSOURCING AGREEMENT

During 2002, Lincoln UK entered into an agreement to outsource its customer service and policy administration functions to the Capita Group Plc. The agreement involved the transfer of approximately 500 employees to Capita. The purpose of the outsourcing was to reduce the operational risk and variability of future costs associated with administering the business by taking advantage of Capita’s proven expertise in providing outsourcing solutions to a variety of industries including general insurance companies. The relationship through 2003 has provided the segment with results in line with expectations. During 2003, the initial 10 year contract with Capita was converted to an arrangement that automatically renews.

Result of Operations: Lincoln UK’s financial results, account values, in-force and exchange rates were as follows:

				Increase (Decrease)
Year Ended December 31 (in millions)	2003	2002	2001	2003	2002
Net Income	$42.9	$37.7	$66.8	14%	(44)%

Items Included in Net Income (after-tax):
Realized gain (loss) on investments	(0.7)	1.3	8.7
Restructuring charges	—	1.7	—
Goodwill amortization	—	—	(0.6)

				Increase (Decrease)
December 31 (in billions)	2003	2002	2001	2003	2002
Unit-Linked Assets	$6.4	$5.1	$5.6	25%	(9)%

Individual Life Insurance In-Force	20.4	18.9	20.9	8%	(10)%

Exchange Rate Ratio - U.S. Dollars to Pounds Sterling
Average for the Year	1.638	1.503	1.441
End of Year	1.786	1.610	1.456

Net Income Variances –Increase (Decrease)

(in millions, after-tax)	2003 to 2002	2002 to 2001
Net Income Variance Increase (Decrease)	$5.2	$(29.1)

Significant Changes in Net Income:
Realized loss on investments	(2.0)	(7.4)
Restructuring charges	(1.7)	1.7
Effects of Equity Markets*
Fee income from equity-linked assets	(2.1)	(4.2)
DAC/PVIF/DFEL	26.7	(14.4)
Change in effective U.S. Federal income tax rate	(18.7)	—
Tax benefit on UK options	1.0	—

*	The above table excludes the effects of equity markets on realized gains (losses) on investments and derivative investments.

Comparison of Net Income

Comparison of 2003 to 2002

Net income for 2003 benefited from the increase in the FTSE 100 index during 2003. The market improvement drove a net improvement in earnings for the combined effects on DAC/PVIF/DFEL amortization. However, average equity-linked account values and the related fee revenue earned by the segment, were lower in 2003 than in 2002, reflecting the timing of equity market movements over the two year period. Offsetting the favorable effects from the market was the recording of U.S. Federal income taxes in 2003. Prior to 2003, the segment was able to utilize excess foreign tax credits to offset the U.S. Federal tax liability. These tax credits were fully utilized in 2002, resulting in an effective tax rate of approximately 35% for 2003. The segment also benefited from a change in tax laws in the United Kingdom permitting a deduction for stock options exercised after January 1, 2003. The tax benefit recognized in the fourth quarter of 2003 reflects a deduction for the fair value of options granted in current and prior years that vested in prior periods and were outstanding as of January 1, 2003.

Comparison of 2002 to 2001

The decline in the UK equity markets described in the critical accounting policies resulted in lower average unit-linked account values and lower fee revenue. The equity market decline also increased the amortization of DAC and PVIF assets and deferred revenue, DFEL.

In 2002, Lincoln UK sold its former Uxbridge home office and recognized a realized gain on the transaction of $5.5 million ($7.9 million pre-tax) which is included in realized gain on investments. Excluding this gain, Lincoln UK’s realized gains (losses) decreased $12.9 million from 2001. The impact of realized gains (losses) in both years was a result of sales relating to the realignment of the investment portfolio in order to better match invested assets with the liabilities they support.

Net income for 2002 included releases of $1.7 million related to liabilities established for restructuring activities reported in 2000 related to the plan to exit all direct sales and sales support operations and to consolidate the Uxbridge home office with the Barnwood home office.

Outlook

During 2004, Lincoln UK will continue to focus on protecting and enhancing the value of its customer base, evaluating new income streams and delivering business excellence through quality people and business processes. The segment continues to maintain reserves established in 1997 and 1999 for misselling activities. Payments and expenses for these activities have generally been in line with the established reserves. During 2003, the regulatory authority in the UK confirmed that there is a time limit for policyholders to make claims which should further limit Lincoln UK’s exposure to this issue. The segment remains subject to volatility in the equity markets and changes in the foreign currency exchange rate between the U.S. dollar and the British pound sterling. Significant changes in either could cause net income to fluctuate period to period.

OTHER OPERATIONS

Activity that is not included in the major business segments is reported in Other Operations. Other Operations includes the operations of LFA and LFD and operations not directly related to the business segments, unallocated corporate items (i.e., corporate investment income, interest expense on corporate debt, unallocated overhead expenses, and the amortization of the gain on the sale of the reinsurance business).

Prior to the fourth quarter of 2001, LNC had a Reinsurance segment (“Lincoln Re”). LNC’s reinsurance business was acquired by Swiss Re in December 2001. As the majority of the business acquired by Swiss Re was via indemnity reinsurance agreements, LNC is not relieved of its legal liability to the ceding companies for this business. This means that the liabilities and obligations associated with the reinsured contracts remain on the balance sheets of LNC with a corresponding reinsurance receivable from Swiss Re. In addition, the gain resulting from the indemnity reinsurance portion of the transaction was deferred and is being amortized into earnings at the rate that earnings on the reinsured business are expected to emerge, over a period of 15 years. The ongoing management of the indemnity reinsurance contracts and the reporting of the deferred gain will be within LNC’s Other Operations. Given the lengthy period of time over which LNC is amortizing the deferred gain, and the fact that related assets and liabilities will continue to be reported within LNC’s financial statements, the historical results for the Reinsurance segment prior to the close of the transaction with Swiss Re are not reported as discontinued operations, but as a separate line in Other Operations. The results for 2001 included eleven months of Reinsurance segment operations through the period ended November 30, 2001.

Critical Accounting Policy – FAS 113 Reserve Development on Business Sold through Indemnity Reinsurance

The reinsurance business sold to Swiss Re includes a block of personal accident and disability income business. Refer to the Acquisition and Divestiture section for discussion of this critical accounting policy and how changes in reserves for these businesses have an ongoing impact on LNC’s net income.

Results of Operations: Other Operations’ financial results were as follows:

				Increase (Decrease)
Year Ended December 31 (in millions)	2003	2002	2001	2003	2002
Net Income (Loss) by Source:
LFA	$(37.0)	$(31.4)	$(20.1)	(18)%	(56)%
LFD	(33.4)	(35.2)	(36.9)	5%	5%
LNC Financing	(60.4)	(41.1)	(77.9)	(47)%	47%
Other Corporate	(6.2)	(1.7)	(25.8)
Reinsurance Operations	—	—	128.8
Amortization of deferred gain on indemnity reinsurance	47.0	48.9	12.9
FAS 113 reserve development on business sold through indemnity reinsurance	(18.5)	(199.1)	—
Gain (loss) on sale of reinsurance subsidiaries	—	(9.4)	15.0
Gain on sale of equity investment in reinsurance marketing company	—	21.7	—
Market adjustment for reinsurance embedded derivative/trading securities	1.3	—	—
Market adjustment for reclassification to trading securities	185.6	—	—
Cumulative effect of accounting changes (1)	(192.2)	—	(2.7)

Net Income	$(113.8)	$(247.3)	$(6.7)	54%	N/A

Items included in net income ( in millions)

Realized gain (loss) on investments and derivative instruments (excluding gain on sale of equity investment in reinsurance marketing company)
LNC Financing	$—	$1.9	$—
Other Corporate	0.3	(6.1)	(0.4)
Restructuring charges
LFA	(3.8)	—	—
LFD	—	—	(3.7)
Other Corporate	(0.9)	1.1	(15.8)
Loss on early retirement of subordinated debt (included within LNC Financing)	(3.7)	—	—

(1)	Cumulative Effect of Accounting Changes for 2003 results from the recording in the fourth quarter of 2003 the embedded derivative for Modco reinsurance arrangements resulting from implementation of DIG B36. The cumulative effect of accounting changes for 2001 relates to the transition adjustment of $(0.5) million recorded upon adoption of FAS No. 133 and the adjustment of $(2.2) million recorded upon adoption of EITF 99-20. (Refer to page 23 for further discussion of these items.)

COMPARISON OF NET LOSS

Comparison of 2003 to 2002

The net loss for 2003 was lower than 2002 due primarily to smaller reserve adjustments for the personal accident and disability income business sold to Swiss Re. These adjustments are described in more detail within the Acquisition and Divestiture section. The net loss in 2003 also includes the effects of fourth quarter implementation of DIG B36, which required the recording of an embedded derivative of $295.7 million pre-tax related to modified coinsurance and coinsurance with funds withheld reinsurance arrangements included within the reinsurance operation that LNC sold to Swiss Re. Investment securities supporting these arrangements were reclassified at the beginning of the fourth quarter from available-for-sale to trading, resulting in pre-tax income of $285.5 million.

LNC Financing benefited in 2002 from investment income on the proceeds from the sale to Swiss Re. During 2002, the proceeds were used to repurchase stock and during the fourth quarter, the remaining proceeds were reinvested in LNC’s business segments. Excluding the investment income on the proceeds, LNC financing benefited from lower interest rates due to the changes made to LNC’s outstanding debt during 2003 as described in the liquidity and cash flow section.

Within Other Corporate in 2003, there were costs associated with LNC’s realignment activities. These costs totaled $3.4 million, including $0.9 million reported as a restructuring charge.

LFD experienced a reduction in net losses in 2003. However, included in LFD’s 2002 net loss were expenses of $5.0 million resulting from a decision to expense previously deferred costs related to specific initiatives to expand life insurance sales. Excluding this expense, LFD’s net loss increased by $3.2 million in 2003. Expenses primarily associated with the expansion of the wholesaling force were the main contributor to the additional loss in 2003. Increased sales in life insurance (16% increase in retail and 43% increase in COLI), variable annuity (9% increase) and investment products (15% increase) partially offset the increase in expenses. As discussed within the Retirement Segment, LFD did experience a decrease in fixed annuity sales (32% decrease). LFD expects to continue to focus in 2004 on strengthening its strategic alliances and increasing the number and effectiveness of wholesalers across all distribution channels.

LFA’s net losses in 2003 include $6.1 million of realignment costs, of which $3.8 million were reported as restructuring charges. The significant improvement in the equity markets resulted in an increase to LFA’s deferred compensation liability and increased LFA’s loss by $9.1 million. However, this loss was more than offset by equity market related gains of $9.5 million in the variable annuity purchased in 2001 to provide an economic hedge of the deferred compensation liability. This compared to a combined loss on the deferred compensation liability and the annuity contract of $1.9 million in 2002. LFA experienced strong sales growth in all business lines in 2003. A key to LFA’s ability to reduce its net losses is related to the success of the realignment activities initiated in 2003 to enhance productivity and operational efficiencies.

Comparison of 2002 to 2001

The net loss in 2002 includes charges required by FAS 113 for increases in personal accident and disability income reserves for the business sold through indemnity reinsurance to Swiss Re. Amortization of the deferred gain on indemnity reinsurance increased due to a full year’s amortization in 2002 compared to one month’s amortization in 2001.

Net income for 2001 included eleven months of income from the operations of the former Reinsurance segment. In 2002, LNC reported a gain on the sale of its investment (included in realized gains on investments) in an international marketing company associated with LNC’s former Reinsurance segment, which was partially offset by a true-up in 2002 of estimated taxes related to the gain on sale of reinsurance subsidiaries sold in 2001.

The improvement in LNC’s financing net loss from 2001 was due in part to investment income from the proceeds of the sale of LNC’s reinsurance business to Swiss Re. In addition to the investment income, there was a decrease in long-term debt expense associated with various long-term financing activities that occurred in the second half of 2001 and third quarter of 2002 as described in the Liquidity and Cash Flow section of the Review of Consolidated Financial Condition. Short-term borrowing costs were also lower due to lower interest rates and lower daily average borrowings under the commercial paper program in the U.K.

The net loss in 2001 in Other Corporate included a restructuring charge related to the consolidation of operations and the reduction of excess space in LNC’s Fort Wayne, Indiana operations resulting from LNC’s divestiture of its reinsurance operations.

LFA’s increased net loss for 2002 included the effects of changes in the value of LFA’s liability for deferred compensation and variable annuity contract. The combined effect was an increased loss of $6.7 million in 2002 compared to 2001. In addition, in 2002 the Fringe Benefit operation (“FBD”) was moved from LFA to the Retirement segment. In 2001, FBD had a loss of $2.2 million that was included in LFA’s results. Excluding the net effect of the deferred compensation liability, the annuity and FBD, LFA’s net loss for 2002 increased $6.7 million over 2001. One of the contributors to the increased loss was that LFA’s sales during the fourth quarter 2002 did not reflect the typical seasonal fourth quarter increase over the prior three quarters of the year as had been seen during the fourth quarter of the previous four years. This deviation from the prior trend in sales resulted in a decrease in revenues for 2002 relative to 2001.

LFD experienced a reduction in net losses in 2002. However, included in LFD’s 2002 net losses were expenses of $5.0 million described in the 2003 to 2002 comparison above. Excluding this expense, LFD’s net losses improved from a combination of increased sales in all of its product categories including life insurance, annuity and investment products and a reduction in fixed operating costs primarily due to lower expenses following two restructuring activities occurring in 2001.

Litigation

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

CONSOLIDATED INVESTMENTS

The following table presents consolidated invested assets, net investment income and investment yield.

				Increase/ (Decrease)
December 31 (in billions)	2003	2002	2001	2003		2002
Total Consolidated Investments (at Fair Value)	$42.8	$40.0	$36.1	7%		11%
Average Invested Assets (at Amortized Cost)	$41.0	$38.8	$37.6	5.7%		3%
Adjusted Net Investment Income (1)	2.6	2.6	2.7	—%		(4)%
Investment Yield (ratio of net investment income to average invested assets)	6.45%	6.80%	7.22%	(35	)bp	(42	)bp

Year ended December 31 (in millions)	2003	2002	2001
Items Included in Net Investment Income:
Limited partnership investment income (loss)	$6.5	$(2.4)	$29.2	N/M		N/M
Prepayments and makewholes	12.8	7.8	6.7	64%		16%

(1)	Includes tax-exempt income on a tax equivalent basis.

Investment Objective: Invested assets are an integral part of the Lincoln Retirement, Life Insurance and Lincoln UK segments’ operations. For discussion of external assets under management, i.e., retail and institutional assets, see the Investment Management segment discussion starting on page 47. LNC follows a balanced approach of investment for both current income and prudent risk management, with an emphasis on generating sufficient current income to meet LNC’s obligations. This approach requires the evaluation of risk and expected return of each asset class utilized, while still meeting the income objectives of LNC. This approach also permits LNC to be more effective in its asset-liability management, since decisions can be made based upon both the economic and current investment income considerations affecting assets and liabilities.

Investment Portfolio Composition and Diversification: Fundamental to LNC’s investment policy is diversification across asset classes. LNC’s investment portfolio, excluding cash and invested cash, is composed of fixed maturity securities; mortgage loans on real estate; real estate either wholly owned or in joint ventures and other long-term investments. LNC purchases investments for its segmented portfolios that have yield, duration and other characteristics that take into account the liabilities of the products being supported. The dominant investments held are fixed maturity securities available-for-sale, which represent approximately 77% of the investment portfolio. Trading securities, which are primarily fixed maturity securities, represent approximately 7.3% of the investment portfolio. The total investment portfolio increased $2.8 billion in 2003 and $3.9 billion in 2002. The increase in 2003 was due to the purchase of investments from cash flow generated by the business units, positive net flows for fixed annuity and life insurance portfolios and market value appreciation of fixed maturity securities resulting from overall improvements in the credit markets. The increase in 2002 was due to the purchase of investments from cash flow generated by the business units, positive net flows for fixed annuity portfolios and market value appreciation of fixed maturity securities due to the significant decline in interest rates during 2002.

The quality of LNC’s available-for-sale fixed maturity securities portfolio, as measured at fair value and by the percentage of fixed maturity securities invested in various ratings categories relative to the entire available-for-sale fixed maturity security portfolio, as of December 31, 2003 was as follows:

AAA and Agencies	22.6%	BBB	34.1%
AA	6.3%	BB	4.4%
A	30.0%	Less Than BB	2.6%

The ratings data listed above have been determined by using the lowest of all publicly available ratings assigned to a particular fixed maturity security. If no public ratings exist, a rating is assigned based upon LNC’s analysis of the inherent risks of the individual security.

As of December 31, 2003 and December 31, 2002, $2.3 billion, or 7.0%, and $2.1 billion, or 6.6%, respectively, of all fixed maturity securities available-for-sale were invested in below investment grade securities (less than BBB). This represents 5.4% and 5.3% of the total investment portfolio at December 31, 2003 and December 31, 2002, respectively. When viewed on a cost basis, below investment grade securities held at December 31, 2003 and December 31, 2002 represented 7.3% and 8.4%, respectively, of fixed maturity securities.

Securities Available-for-Sale: Securities that are classified as “available-for-sale” make up 91% of LNC’s fixed maturity and equity securities portfolio. These securities are carried at fair value on LNC’s balance sheet. Because the general intent of the “available-for-sale” accounting rules is to reflect shareholders’ equity as if unrealized gains and losses were actually recognized, it is necessary for LNC to consider all related accounting adjustments that would occur upon such a hypothetical recognition of unrealized gains and losses. Such related balance sheet effects include adjustments to the balances of deferred acquisition costs, policyholder commitments and deferred income taxes. Adjustments to each of these balances are charged or credited directly to shareholders’ equity as part of LNC’s “available-for-sale” accounting. For instance, deferred acquisition costs are adjusted upon the recognition of unrealized gains or losses since the amortization of deferred acquisition costs is based upon an assumed emergence of gross profits on certain insurance business. In a similar manner, adjustments to the balances of policyholder reserves or commitments are made because LNC has either a contractual obligation or has a consistent historical practice of making allocations of investment gains or losses to certain policyholders. Deferred income tax balances are also adjusted, since unrealized gains or losses do not affect actual taxes currently paid. See Note 3 to the consolidated financial statements for details of the gross unrealized gains and losses as of December 31, 2003 and 2002.

Trading Securities: As discussed more fully in the discussion on accounting for modified coinsurance in the accounting changes section beginning on page 23, LNC reclassified fixed maturity and equity securities in designated portfolios that support Modco and CFW reinsurance arrangements from available-for-sale to trading. This was done in connection with the implementation of new accounting requirements that required the recording of an embedded derivative for these types of arrangements. Investment results for these portfolios, including gains and losses from sales, are passed directly to the reinsurers through the contractual terms of the reinsurance arrangements. Trading securities are carried at fair value and changes in fair value are recorded in net income as they occur. Offsetting these amounts are corresponding changes in the fair value of the embedded derivative liability associated with the underlying reinsurance arrangement.

Mortgaged-Backed Securities: LNC’s fixed maturity securities include mortgage-backed securities. The mortgage-backed securities included in LNC’s investment portfolio are subject to risks associated with variable prepayments. This may result in these securities having a different actual cash flow and maturity than expected at the time of purchase. Securities that have an amortized cost greater than par and are backed by mortgages that prepay faster than expected will incur a reduction in yield or a loss. Those securities with an amortized cost lower than par that prepay faster than expected will generate an increase in yield or a gain. In addition, LNC may incur reinvestment risks if market yields are lower than the book yields earned on the securities. Prepayments occurring slower than expected have the opposite impact. LNC may incur disinvestment risks if market yields are higher than the book yields earned on the securities and LNC is forced to sell the securities. The degree to which a security is susceptible to either gains or losses is influenced by 1) the difference between its amortized cost and par, 2) the relative sensitivity of the underlying mortgages backing the assets to prepayment in a changing interest rate environment and 3) the repayment priority of the securities in the overall securitization structure.

LNC limits the extent of its risk on mortgage-backed securities by prudently limiting exposure to the asset class, by generally avoiding the purchase of securities with a cost that significantly exceeds par, by purchasing securities backed by stable collateral, and by concentrating on securities with enhanced priority in their trust structure. Such securities with reduced risk typically have a lower yield (but higher liquidity) than higher-risk mortgage-backed securities. At selected times, higher-risk securities may be purchased if they do not compromise the safety of the general portfolio. At December 31, 2003, LNC did not have a significant amount of higher-risk mortgage-backed securities. There are negligible default risks in the mortgage-backed securities portfolio as a whole as the vast majority of the assets are either guaranteed by U.S. government-sponsored entities or are supported in the securitization structure by junior securities enabling the assets to achieve high investment grade status. See Note 3 to the consolidated financial statements for additional detail about the underlying collateral.

Mortgage Loans on Real Estate and Real Estate: As of December 31, 2003, mortgage loans on real estate and investments in real estate represented 9.8% and 0.3% of the total investment portfolio. As of December 31, 2003, the underlying properties supporting the mortgage loans on real estate consisted of 39.3% in commercial office buildings, 22.1% in retail stores, 17.8% in industrial buildings, 10.4% in apartments, 6.7% in hotels/motels and 3.7% in other. In addition to the dispersion by property type, the mortgage loan portfolio is geographically diversified throughout the United States. However, mortgage loans on real estate in California and Texas accounted for approximately 29% of the total carrying value of mortgage loans at December 31, 2003.

The following summarizes key information on mortgage loans:

(in millions)	December 31, 2003	December 31, 2002
Total Portfolio (net of reserves)	$4,195.0	$4,205.5

Impaired mortgage loans	120.2	72.3

Impaired mortgage loans as a percentage of total mortgage loans	2.9%	1.7%
Mortgage loans two or more payments delinquent (including in process of foreclosure)	$—	$1.9
Restructured loans in good standing	63.6	4.6
Reserve for mortgage loans	17.5	11.9

All mortgage loans that are impaired have an established allowance for credit loss. Changing economic conditions impact LNC’s valuation of mortgage loans. Increasing vacancies, declining rents and the like are incorporated into the discounted cash flow analysis that LNC performs for monitored loans and may contribute to the establishment of (or an increase in) an allowance for credit losses. In addition, LNC continues to monitor the entire commercial mortgage loan portfolio to identify risk. Areas of current emphasis are the hotel mortgage loan portfolio and retail, office and industrial properties that have deteriorating credits or have experienced debt coverage reduction. Where warranted, LNC has established or increased loss reserves based upon this analysis. Impaired mortgage loans as a percentage of total mortgage loans has deteriorated over the last two years as a result of increased credit losses in the sectors noted above. This percentage was 2.9%, 1.7%, 0.6%, 0.5%, 0.6%, 0.8%, 1.1% and 1.9% as of December 31, 2003, 2002, 2001, 2000, 1999, 1998, 1997 and 1996, respectively. While the percentage of impaired mortgage loans has been increasing slightly over prior years, all commercial mortgage loans in the portfolio are current in principal and interest payments. See Note 3 to the consolidated financial statements for additional detail regarding impaired mortgage loans.

Limited Partnership Investments: As of December 31, 2003 and 2002, there were $259.8 million and $294.2 million, respectively, of limited partnership investments included in consolidated investments. These include investments in approximately 55 different partnerships that allow LNC to gain exposure to a broadly diversified portfolio of asset classes such as venture capital, hedge funds, and oil and gas. They are generally fairly large partnerships with several third party partners. These partnerships do not represent off-balance sheet financing to LNC. Select partnerships contain “capital calls” which require LNC to contribute capital upon notification by the general partner. These capital calls are contemplated during the initial investment decision and are planned for well in advance of the call date. The capital calls are not material in size and pose no threat to LNC’s liquidity. The capital calls are included on LNC’s table of contingent commitments on page 78. Limited partnership investments are accounted for using the equity method of accounting and the majority of these investments are included in “Other Investments” in the consolidated balance sheets.

Net Investment Income: Net investment income increased slightly in 2003 when compared to 2002. The favorable effects of asset growth from net flows, partnership income and prepayment and makewhole premiums were substantially offset by a declining portfolio yield, due to lower interest rates on new securities purchased as assets matured and net product sales flowed into the portfolio. Net investment income decreased 3% in 2002 compared to 2001 due to a decrease in the yield on investments and net losses on investment partnerships. The decrease in yield was primarily due to lower interest rates on new securities purchased along with higher than historical levels of defaults due to the weak economy in 2002.

The following discussion addresses LNC’s invested assets excluding trading account securities. As discussed above, investment results attributable to the trading securities are passed directly to the reinsurers under the terms of the reinsurance arrangements.

Critical Accounting Policy—Realized Gain (Loss) on Investments and Derivative Instruments: LNC had net pre-tax realized losses on investments and derivatives of $19.2 million, $271.5 million and $114.5 million in 2003, 2002 and 2001, respectively. Prior to the amortization of acquisition costs, provision for policyholder commitments and investment expenses, net pre-tax realized losses were $7.4 million, $401.5 million, and $212.0 million in 2003, 2002 and 2001, respectively.

The gross realized gains on fixed maturity and equity securities were $364.5 million, $181.2 million and $223.2 million, in 2003, 2002, and 2001, respectively. Gross realized losses on fixed maturity and equity securities were $396.8 million, $609.9 million and $459.7 million, respectively. Included within losses are write-downs for impairments of $252.8 million, $321.5 million and $252.9 million in 2003, 2002 and 2001, respectively.

While losses from sales and impairments occurred in a number of sectors, approximately 51.4% of gross realized losses for 2003 were attributable to losses incurred on asset-backed securities (“ABS”), the electric utilities and airlines sectors, and Parmalat. Losses incurred on ABS investments included securities collateralized by manufactured housing receivables as well as Collateralized Debt Obligations (“CDOs”).

ABSs secured by manufactured housing receivables have experienced deterioration in value following the bankruptcy filing of a major servicer in the industry. This servicer was granted changes to the existing servicing agreements by the bankruptcy court during the first quarter of 2003. Servicing fees were increased and moved to a more senior position in the capital structure. For those securities where the subordination was not at levels high enough to withstand this increase in fees without impairing value, write-downs of $14.1 million were recorded in 2003.

Deterioration in the underlying collateral pools of other ABS investments during 2003 led to decreased expectations of future cash flows. As a result, additional losses of $66.3 million were realized on various ABS holdings, including CDOs. This deterioration in collateral pools primarily occurred in the first half of 2003 and quarterly losses on CDOs decreased throughout 2003. Amortization, sales and impairments have reduced LNC’s CDO exposure from 1.6% of invested assets at December 31, 2002 to 1.3% of LNC’s invested assets at December 31, 2003 as measured on a cost basis, with over 90% of the CDOs remaining investment grade. The unrealized loss position on the CDO portfolio has been reduced to approximately $12.0 million, compared to $47.2 million at the end of 2002. Any further deterioration or additional realized losses in the CDO portfolio will depend on economic factors such as economic growth, corporate profitability and future asset default rates. Cash flow testing of the CDO portfolio as required under EITF 99-20 supports the conclusion that these unrealized losses are temporary. A full recovery of principal and interest is expected under the current economic environment.

Electric utility sector losses were taken on selected issuers whose securities had not recovered with the rest of the electric utility issues in the market. The deterioration of these securities, along with a lack of improvement in the underlying credit, led to the determination that the declines in value of these securities were other than temporary. Losses taken in this sector totaled $68.2 million for 2003.

LNC’s exposure to the airline sector is primarily equipment trust certificates (“ETCs”) and enhanced equipment trust certificates (“EETCs”). Aircraft owned or operated by domestic air carriers collateralize these securities. The war in Iraq, intense competition in the industry and the sale of several aircraft by a domestic carrier all put downward pressure on valuations of securities issued by domestic carriers. The sale of aircraft in the first quarter of 2003 provided a market clearing price for used aircraft at levels lower than what the market had previously anticipated. This resulted in a re-evaluation of the underlying collateral in ETC and EETC structures. The combination of these factors, along with increased concerns reflected in the market during the first quarter of 2003 relating to the potential bankruptcy filing for AMR Corporation, resulted in a write-down on AMR Corporation’s ETCs to the fair market value at that time. The change in valuation of the underlying collateral and continued economic pressures on the sector also led to an additional write-down of UAL Corporation’s ETCs of $9.0 million.

Parmalat, an Italian dairy producer, sought bankruptcy court protection in December 2003 after it was revealed that a previously reported bank account did not exist. As a result of this and other fraudulent disclosures by company management, LNC realized a gross loss of $18.8 million in December 2003 for the write down of securities issued by Parmalat. This write-down reduced LNC’s Parmalat holdings to their fair value of $4.3 million at December 31, 2003.

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

Critical Accounting Policy - Write-Downs and Allowance for Losses: Securities available-for-sale that were deemed to have declines in fair value that were other than temporary were written down to fair value. The fixed maturity securities to which these write-downs apply were generally of investment grade at the time of purchase, but were subsequently down graded by rating agencies to “below-investment grade.” Factors considered by LNC in determining whether declines in the fair value of fixed maturity securities are other than temporary include 1) the significance of the decline; 2) LNC’s ability and intent to retain the investment for a sufficient period of time for it to recover; 3) the time period during which there has been a significant decline in value; and 4) fundamental analysis of the liquidity, business prospects and overall financial condition of the issuer. Based upon these factors, securities that have indications of potential impairment are subject to intensive review. Where such analysis results in a conclusion that declines in fair values are other than temporary, the security is written down to fair value. See Note 8 to the consolidated financial statements (Fair Value of Financial Instruments) for a general discussion of the methodologies and assumptions used to determine estimated fair values.

Fair values for private securities are estimated by (1) a matrix process that employs discounting expected future cash flows using a current market rate applicable to the coupon rate, credit quality, industry sector and maturity of the investments; (2) third party-supplied prices or secondary market transactions; and (3) applying professional judgment to arrive at the fair value based upon prices of public or non-public securities of similarly situated issuers. The fair value for all private securities was $4,875.8 million and $4,601.3 million at December 31, 2003 and 2002, respectively, representing about 11.4% and 11.5% of total invested assets, respectively.

As the discussion above indicates, there are risks and uncertainties associated with determining whether declines in the fair value of investments are other than temporary. These include subsequent significant changes in general overall economic conditions, as well as specific business conditions affecting particular issuers, future financial market effects such as interest rate spreads, stability of foreign governments and economies, future rating agency actions and significant accounting, fraud or corporate governance issues that may adversely affect certain investments. In addition, there are often significant estimates and assumptions required by LNC to estimate the fair values of securities, including projections of expected future cash flows and pricing of private securities. LNC is continuously monitoring developments and updating underlying assumptions and financial models based upon new information. Provided below are additional facts concerning the potential effect upon LNC’s future earnings and financial position should management later conclude that some of the current declines in fair value of securities are other than temporary declines.

EITF 99-20 changed the manner in which impairment of certain investments in collateralized securities is determined. The cumulative effect adjustment that LNC recorded in connection with the adoption of EITF 99-20 in the second quarter of 2001 was a net realized loss on investments of $11.3 million after-tax ($17.3 million pre-tax).

Write-downs and allowances for losses on select mortgage loans on real estate, real estate and other investments were established when the underlying value of the property was deemed to be less than the carrying value. These write-downs and provisions for losses, as well as the provisions for write-downs on fixed maturity and equity securities are disclosed within the notes to the accompanying consolidated financial statements (see Note 3 to the consolidated financial statements).

Unrealized Gains and Losses – Available-for-Sale Securities: At December 31, 2003 and 2002, gross unrealized gains on securities available-for-sale were $2,054.4 million and $2,402.5 million, respectively, and gross unrealized losses on securities available-for-sale were $218.8 million and $735.4 million, respectively. At December 31, 2003, gross unrealized gains and losses on fixed maturity securities available-for-sale were $2,027.1 million and $217.1 million, respectively, and gross unrealized gains and losses on equity securities available-for-sale were $27.3 million and $1.7 million, respectively. At December 31, 2002, gross unrealized gains and losses on fixed maturity securities available-for-sale were $2,355.3 million and $690.9 million, respectively, and gross unrealized gains and losses on equity securities available-for-sale were $47.2 million and $44.5 million, respectively. Part of the change in unrealized gains and losses from December 31, 2002 to December 31, 2003 resulted from the reclassification of securities from available-for-sale to trading that was previously discussed. The great majority of the remaining unrealized gains and losses can be attributed to changes in interest rates, which have created temporary price fluctuations. However, within the portfolio of securities with unrealized losses are certain securities that LNC has identified as exhibiting indications that the decline in fair value may be other than a temporary decline in value.

Where detailed analysis by LNC credit analysts and investment portfolio managers leads to the conclusion that a security’s decline in fair value is other than temporary, the security is written down to fair value. In instances where declines are considered temporary, the security will continue to be carefully monitored.

The following information is applicable to unrealized loss securities that were subject to enhanced analysis and monitoring processes as of the relevant balance sheet date. In viewing this information, it is important to realize that LNC is continuously reviewing and updating the status of its investment portfolios. Accordingly, the information presented below relates to the status of securities that were being monitored at a particular point in time, and may not be indicative of the status of LNC’s investment portfolios subsequent to the balance sheet date. Further, since the timing of the recognition of realized investment gains and losses through the selection of which securities are sold is largely at management’s discretion, it is important to consider the information provided below within the context of the overall unrealized gain or loss position of LNC’s investment portfolios. These are important considerations that should be included in any evaluation of the potential impact of unrealized loss securities upon LNC’s future earnings. LNC had an overall net unrealized gain (after the amortization of acquisition costs, provision for policyholder commitments, investment expenses and taxes) on securities available-for-sale under FAS 115 of $793.1 million and $753.3 million at December 31, 2003 and 2002, respectively.

For publicly traded and private securities held by LNC at December 31, 2003 and 2002 that were subject to enhanced analysis and monitoring for potential changes in unrealized loss status, the fair value, amortized cost, unrealized loss and total time period that the security has been in an unrealized loss position are presented in the table below.

(000s omitted)	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
2003
≤ 90 days	$6,089	3.1%	$6,606	2.9%	$(518)	1.5%
> 90 days but ≤ 180 days	39,887	20.4%	43,328	18.8%	(3,441)	9.9%
> 180 days but ≤ 270 days	6,550	3.3%	6,751	2.9%	(201)	0.6%
> 270 days but ≤ 1 year	20,280	10.4%	22,066	9.6%	(1,786)	5.1%
> 1 year	123,036	62.8%	151,811	65.8%	(28,774)	82.9%

Total	$195,842	100.0%	$230,562	100.0%	$(34,720)	100.0%

2002
≤ 90 days	$13,595	4.8%	$14,627	3.1%	$(1,032)	0.5%
> 90 days but ≤ 180 days	27,026	9.5%	38,118	8.0%	(11,092)	5.8%
> 180 days but ≤ 270 days	23,448	8.2%	39,151	8.2%	(15,702)	8.2%
> 270 days but ≤ 1 year	24,827	8.7%	37,898	7.9%	(13,071)	6.8%
> 1 year	195,644	68.8%	346,954	72.8%	(151,311)	78.7%

Total	$284,540	100.0%	$476,748	100.0%	$(192,208)	100.0%

For total publicly traded and private securities held by LNC at December 31, 2003 and 2002 that were in unrealized loss status, the fair value, amortized cost, unrealized loss and total time period that the security has been in an unrealized loss position are presented in the table below.

(000s omitted)	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
2003
≤ 90 days	$1,975,203	39.8%	$1,995,639	38.5%	$(20,436)	9.3%
> 90 days but ≤ 180 days	1,342,624	27.1%	1,382,841	26.7%	(40,217)	18.4%
> 180 days but ≤ 270 days	536,887	10.8%	565,322	10.9%	(28,435)	13.0%
> 270 days but ≤ 1 year	148,057	3.0%	153,286	3.0%	(5,229)	2.4%
> 1 year	957,206	19.3%	1,081,730	20.9%	(124,524)	56.9%

Total	$4,959,977	100.0%	$5,178,818	100.0%	$(218,841)	100.0%

2002
≤ 90 days	$1,910,152	38.1%	$1,981,327	34.5%	$(71,175)	9.7%
> 90 days but ≤ 180 days	607,070	12.1%	684,139	11.9%	(77,069)	10.5%
> 180 days but ≤ 270 days	349,872	7.0%	421,977	7.3%	(72,105)	9.8%
> 270 days but ≤ 1 year	358,915	7.2%	426,758	7.4%	(67,843)	9.2%
> 1 year	1,782,873	35.6%	2,230,058	38.8%	(447,185)	60.8%

Total	$5,008,882	100.0%	$5,744,259	100.0%	$(735,377)	100.0%

LNC has no concentrations of issuers or guarantors of fixed maturity and equity securities. The composition by industry categories of securities subject to enhanced analysis and monitoring for potential changes in unrealized loss status, held by LNC at December 31, 2003 is presented in the table below.

(000’s omitted)	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
2003
Airlines	$30,014	15.2%	$39,369	17.2%	$(9,356)	26.9%
Electric Power	56,707	29.0%	65,509	28.4%	(8,802)	25.4%
Asset-Backed Securities	56,007	28.6%	62,828	27.2%	(6,821)	19.6%
Chemicals	20,245	10.3%	26,994	11.7%	(6,749)	19.4%
Media – Cable	17,934	9.2%	19,932	8.6%	(1,998)	5.8%
Industrial – Other	6,783	3.5%	7,295	3.2%	(513)	1.5%
Finance – Companies	4,415	2.3%	4,683	2.0%	(268)	0.8%
CMBS	3,737	1.9%	3,952	1.7%	(213)	0.6%

Total	$195,842	100.0%	$230,562	100.0%	$(34,720)	100.0%

2002
Electric Power	$96,797	34.0%	$173,008	36.3%	$(76,211)	39.7%
Asset-Backed Securities	67,138	23.6%	100,650	21.1%	(33,512)	17.4%
Chemicals	7,565	2.7%	30,000	6.3%	(22,435)	11.7%
Oil Field Services	9,530	3.3%	28,387	6.0%	(18,857)	9.8%
Pharmaceuticals	15,069	5.3%	28,450	6.0%	(13,381)	7.0%
Technology	11,880	4.2%	22,294	4.7%	(10,414)	5.4%
Pipelines	26,688	9.4%	32,689	6.9%	(6,000)	3.1%
Airlines	19,881	7.0%	25,433	5.3%	(5,552)	2.9%
Consumer Non-Cyclical	7,488	2.6%	9,386	2.0%	(1,898)	1.0%
Sovereigns	3,452	1.2%	4,961	1.0%	(1,509)	0.8%
Textile	7,813	2.7%	8,672	1.8%	(859)	0.4%
Non-Captive Consumer	4,050	1.4%	4,646	1.0%	(596)	0.3%
Wirelines	1,080	0.4%	1,629	0.3%	(549)	0.3%
Retailers	423	0.1%	780	0.2%	(358)	0.2%
CMBS	1,934	0.7%	2,009	0.4%	(75)	—%
Other	3,752	1.3%	3,754	0.8%	(2)	—%

Total	$284,540	100.00%	$476,748	100.00%	$(192,208)	100.00%

The composition by industry categories of all securities in unrealized loss status, held by LNC at December 31, 2003 is presented in the table below.

(000s omitted)	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
Airlines	$185,821	3.7%	$218,222	4.2%	$(32,401)	14.8%
Asset-Backed Securities	589,787	11.9%	619,188	11.9%	(29,401)	13.4%
Electric Power	379,160	7.6%	399,330	7.7%	(20,170)	9.2%
Banking	549,785	11.1%	565,864	10.9%	(16,079)	7.3%
Sovereigns	275,603	5.6%	290,396	5.6%	(14,793)	6.8%
Collateralized Mortgage Backed-Securities	200,622	4.0%	213,970	4.1%	(13,348)	6.1%
Collateralized Mortgage Obligations	604,074	12.2%	613,065	11.8%	(8,991)	4.1%
Automotive	62,303	1.3%	71,086	1.4%	(8,783)	4.0%
Chemicals	78,404	1.6%	87,063	1.7%	(8,659)	4.0%
Retailers	117,362	2.4%	125,740	2.4%	(8,378)	3.8%
Transportation Services	41,707	0.8%	47,895	0.9%	(6,188)	2.8%
Industrial – Other	27,902	0.6%	33,035	0.6%	(5,133)	2.3%
Food and Beverage	151,571	3.1%	155,587	3.0%	(4,016)	1.8%
Consumer Products	83,027	1.7%	86,474	1.7%	(3,447)	1.6%
Technology	84,777	1.7%	87,773	1.7%	(2,996)	1.4%
Metals and Mining	46,879	0.9%	49,591	1.0%	(2,712)	1.2%
P&C	95,622	1.9%	97,920	1.9%	(2,298)	1.1%
Media – Cable	28,155	0.6%	30,317	0.6%	(2,162)	1.0%
Pipelines	45,047	0.9%	46,910	0.9%	(1,863)	0.9%
Wirelines	104,662	2.1%	106,493	2.1%	(1,831)	0.8%
Non-Captive Consumer	38,915	0.8%	40,150	0.8%	(1,235)	0.6%
Captive	18,676	0.4%	19,877	0.4%	(1,201)	0.5%
Mortgage	11,924	0.2%	12,986	0.3%	(1,062)	0.5%
Industries with U/R Losses < $1MM	856,196	17.3%	868,853	16.8%	(12,657)	5.8%
Lincoln UK Fixed Maturity Securities	277,772	5.6%	285,701	5.5%	(7,929)	3.6%
Lincoln UK Equity Securities	4,224	0.1%	5,332	0.1%	(1,108)	0.5%

Total	$4,959,977	100.0%	$5,178,818	100.0%	$(218,841)	100.0%

The composition by industry categories of all securities in unrealized loss status, held by LNC at December 31, 2002 is presented in the table below.

(000’s omitted)	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
Electric Power	$692,086	13.8%	$856,740	14.9%	$(164,654)	22.4%
Airlines	240,684	4.8%	339,997	5.9%	(99,313)	13.5%
Asset-Backed Securities	566,568	11.3%	633,628	11.0%	(67,060)	9.1%
Pipelines	157,596	3.1%	199,625	3.5%	(42,029)	5.7%
Banking	319,051	6.4%	354,941	6.2%	(35,890)	4.9%
Chemicals	66,657	1.3%	96,285	1.7%	(29,628)	4.0%
Wirelines	144,079	2.9%	170,803	3.0%	(26,724)	3.6%
Sovereigns	266,654	5.3%	289,079	5.0%	(22,425)	3.1%
Oil Field Services	43,253	0.9%	62,945	1.1%	(19,692)	2.7%
Media Cable	57,937	1.2%	74,174	1.3%	(16,237)	2.2%

(000’s omitted)	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
Automotive	116,021	2.3%	131,566	2.3%	(15,545)	2.1%
Pharmaceuticals	39,983	0.8%	53,450	0.9%	(13,467)	1.8%
Retailers	49,183	1.0%	61,416	1.1%	(12,233)	1.7%
Collateralized Mortgage Backed-Securities	67,330	1.3%	79,316	1.4%	(11,986)	1.6%
Industrial Other	39,719	0.8%	51,178	0.9%	(11,459)	1.6%
Technology	18,566	0.4%	29,152	0.5%	(10,586)	1.4%
P&C	82,308	1.6%	90,840	1.6%	(8,532)	1.1%
Refining	38,307	0.8%	46,758	0.8%	(8,451)	1.1%
Other	680,255	13.6%	688,168	12.0%	(7,913)	1.1%
Foreign Agencies	22,425	0.4%	29,385	0.5%	(6,960)	1.0%
Metals and Mining	124,446	2.5%	130,646	2.3%	(6,200)	0.8%
Integrated	60,547	1.2%	66,425	1.2%	(5,878)	0.8%
Supermarkets	31,598	0.6%	37,145	0.6%	(5,547)	0.8%
Wireless	98,502	2.0%	104,010	1.8%	(5,508)	0.8%
Transportation Services	64,921	1.3%	69,801	1.2%	(4,880)	0.7%
Paper	36,883	0.7%	41,453	0.7%	(4,570)	0.6%
Utility Other	27,578	0.6%	31,166	0.5%	(3,588)	0.5%
Consumer Cyclical Services	21,657	0.4%	24,933	0.4%	(3,276)	0.5%
Building Materials	41,614	0.8%	44,320	0.8%	(2,706)	0.4%
Railroads	25,666	0.5%	28,005	0.5%	(2,339)	0.3%
Tennessee Valley Authority	32,862	0.7%	35,133	0.6%	(2,271)	0.3%
Food and Beverage	28,166	0.6%	30,349	0.5%	(2,183)	0.3%
Consumer Non-Cyclical	7,488	0.1%	9,386	0.2%	(1,898)	0.3%
Mortgage	51,291	1.0%	53,025	0.9%	(1,734)	0.2%
Aerospace/Defense	20,791	0.4%	22,280	0.4%	(1,489)	0.2%
Life	34,893	0.7%	35,947	0.6%	(1,054)	0.1%
Industries with U/R Losses < $1MM	280,648	5.6%	288,767	5.0%	(8,119)	1.1%
Lincoln UK Fixed Maturity Securities	181,758	3.6%	187,086	3.3%	(5,328)	0.7%
Lincoln UK Equity Securities	128,911	2.6%	164,936	2.9%	(36,025)	4.9%

Total	$5,008,882	100.0%	$5,744,259	100.0%	$(735,377)	100.0%

*	The unrealized losses for Lincoln UK Equity Securities are primarily related to participation policies in the Lincoln UK segment. Gain and losses on securities supporting this business are credited to the policyholder when incurred and do not affect net income of LNC.

Unrealized Loss on All Below-Investment-Grade Available-for-Sale Fixed Maturity Securities: Gross unrealized losses on all available-for-sale below-investment-grade securities were $86.0 million at December 31, 2003, representing 39.3% of total gross unrealized losses on all available-for-sale securities. Generally, below-investment-grade fixed maturity securities are more likely than investment-grade securities to develop credit concerns. The remaining $132.8 million or 60.7% of the gross unrealized losses relates to investment grade available-for-sale securities. The ratios of market value to amortized cost reflected in the table below are not necessarily indicative of the market value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of these ratios subsequent to December 31, 2003.

For Fixed Maturity Securities held by LNC at December 31, 2003 and 2002 that are below investment grade and in an unrealized loss position, the fair value, amortized cost, unrealized loss and the ratios of market value to amortized cost are presented in the table below (000s omitted).

2003

Aging Category	Bk Mkt Ratio	Fair Value	Amortized Cost	Unrealized Loss
<=90 days	70% to 100%	$62,336	$63,181	$(845)
	40% to 70%	—	—	—
	Below 40%	—	—	—

<=90 days Total		62,336	63,181	(845)

>90 days but <=180 days	70% to 100%	119,444	124,352	(4,908)
	40% to 70%	—	—	—
	Below 40%	—	3	(3)

>90 days but <=180 days Total		119,444	124,355	(4,911)
>180 days but <=270 days	70% to 100%	87,256	95,425	(8,169)
	40% to 70%	—	—	—
	Below 40%	—	—	—

>180 days but <=270 days Total		87,256	95,425	(8,169)

>270 days but <=1 year	70% to 100%	58,407	60,231	(1,824)
	40% to 70%	—	—	—
	Below 40%	—	—	—

>270 days but <=1 year Total		58,407	60,231	(1,824)

>1 year	70% to 100%	421,959	481,338	(59,379)
	40% to 70%	15,907	26,732	(10,825)
	Below 40%	42	107	(65)

>1 year Total		437,908	508,177	(70,269)
		—	—	—

Total Below-Investment-Grade		$765,351	$851,369	$(86,018)

2002

Aging Category	Bk Mkt Ratio	Fair Value	Amortized Cost	Unrealized Loss
<=90 days	70% to 100%	293,908	328,263	(34,356)
	40% to 70%	5,128	8,487	(3,358)
	Below 40%	—	—	—

<=90 days Total		299,036	336,750	(37,714)

>90 days but <=180 days	70% to 100%	155,229	170,199	(14,970)
	40% to 70%	40,406	69,230	(28,823)
	Below 40%	2,260	9,463	(7,204)

>90 days but <=180 days Total		197,895	248,892	(50,997)

>180 days but <=270 days	70% to 100%	168,877	194,594	(25,717)
	40% to 70%	37,819	63,729	(25,910)
	Below 40%	8,062	21,096	(13,034)

>180 days but <=270 days Total		214,758	279,419	(64,661)
>270 days but <=1 year	70% to 100%	135,906	151,594	(15,688)
	40% to 70%	43,034	72,008	(28,974)
	Below 40%	1,625	4,221	(2,596)

>270 days but <=1 year Total		180,565	227,823	(47,258)

>1 year	70% to 100%	508,243	596,307	(88,065)
	40% to 70%	173,353	322,149	(148,795)
	Below 40%	22,330	75,399	(53,069)

>1 year Total		703,926	993,855	(289,929)

Total Below-Investment-Grade		$1,596,180	$2,086,739	$(490,559)

At December 31, 2003 and 2002, less than 34.6% and 9.0%, respectively, of the publicly traded and private securities held that were subject to enhanced analysis and monitoring for potential changes in unrealized loss status were rated as investment grade. At December 31, 2003, the range of maturity dates for these securities varies, with about 49.2% of these securities maturing between 5 and 10 years, about 44.0% maturing in greater than 10 years and the remaining maturity dates maturing in less than 5 years. At December 31, 2003 and 2002, 84.4% and 65.3%, respectively of total publicly traded and private securities in unrealized loss status were rated as investment grade. At December 31, 2003, the range of maturity dates for total publicly traded and private securities in unrealized loss status varies, with about 26.0% maturing between 5 and 10 years, 56.3% maturing after 10 years and the remaining securities maturing in less than 5 years. At December 31, 2002, the range of maturity dates for these securities varies, with about 22% maturing between 5 and 10 years, 46% maturing after 10 years and the remaining securities maturing in less than 5 years. See Note 3 to the consolidated financial statements for ratings and maturity date information for LNC’s fixed maturity investment portfolio.

As of December 31, 2003, gross unrealized losses including assets held at Lincoln UK totaled $218.8 million, a 70% improvement over gross unrealized losses of $735.4 million at December 31, 2002. This improvement occurred, despite a rise in interest rates over the year, as a result of a sustained rally in credit spreads in 2003. As of December 31, 2003, there were gross unrealized losses of $98.1 million in the airline, ABS, electric utility and banking sectors, representing 44.8% of total unrealized losses. LNC’s view of risk factors at December 31, 2003 with respect to these industries is presented below.

Airline holdings ended 2003 with an unrealized loss of $32.4 million, an improvement of $66.9 million over year-end 2002. Airline securities issued by relatively stronger carriers improved in market value significantly throughout 2003. For those relatively stronger airlines, LNC believes the unrealized loss positions at December 31, 2003, are temporary, and LNC expects an ultimate recovery of full principal and interest as these securities mature. All of LNC’s airline holdings in an unrealized loss position are secured as either ETC or EETC structures. For the portion of the airline sector exposure that is invested in EETC structures, LNC holds securities that are enhanced through the liquidity facilities present in these securities and their relatively higher quality aircraft collateral pools.

The ABS exposure of the LNC portfolio ended 2003 with a gross unrealized loss of $29.4 million, an improvement of $41.8 million from year-end 2002. Of this amount, $12.0 million relates to CDOs and $8.2 million relates to ABS secured by manufactured housing receivables. CDOs had experienced pressure due to the nature of the assets, poor historical experience and the risk of downgrade for individual tranches held by LNC. Overall improvements in the underlying collateral pools of CDOs have driven up market pricing of these securities and helped to improve the gross unrealized loss.

The electric utility sector had $20.2 million of unrealized losses at December 31, 2003, compared with $164.7 million at December 31, 2002. During the first half of 2003, several utilities were able to complete asset sales and secure the financing needed in order to maintain operations through the energy cycle. LNC believes that as the over-capacity in the market for electricity is rectified by increased economic activity and as old, inefficient power plants are taken off-line, margins should begin to revert to mid-cycle valuations. As this cycle progresses, LNC expects to see further improvement in this sector and believes that the unrealized losses are temporary.

The banking sector had $16.1 million in unrealized losses at December 31, 2003. The majority of this unrealized loss is economically offset by unrealized gains in the derivative portfolio for hedging that is related to these securities. Although $2.9 million of the unrealized losses relates to securities with offsetting derivative gains, the unrealized gains on the derivative position was $16.7 million at December 31, 2003. All the underlying credits that have been swapped have an average rating of A+ and LNC does not anticipate any credit related losses on these securities.

Unrealized Loss on Fixed Maturity Securities Available-for-Sale in Excess of $10 million: As of December 31, 2003, LNC held fixed maturity securities available-for-sale with gross unrealized losses of $10 million, or greater, as discussed below:

For fixed maturity securities available-for-sale with gross unrealized losses of $10 million held by LNC at December 31, 2003 and 2002, the fair value, amortized cost, unrealized loss and length of time in a loss position are presented in the table below.

2003

(000s omitted)	Fair Value	Amortized Cost	Unrealized Loss	Length of Time in Loss Position
Investment Grade	—	—	—

Total Investment Grade	—	—	—

Non-Investment-Grade
U.S Based International Airline	$50,113	$62,516	$(12,403)	>1 year

Total Non-Investment Grade	$50,113	$62,516	$(12,403)

2002

Investment Grade
ABS Secured by Manufactured Housing Receivables	$40,943	$52,497	$(11,554)	<= 90 days
Senior Notes Backed by Pool of High Yield Bonds	15,000	30,000	(15,000)	> 1 year

Total Investment Grade	55,943	82,497	(26,554)

Non-Investment-Grade
Power Generation Project Finance	53,663	67,012	(13,349)	<= 90 days
US Utility Company	30,369	43,619	(13,250)	> 90 days but <= 180 days
Sovereign Debt Issued by South American Country	49,803	61,909	(12,106)	>180 days but <=270 days
Foreign Pharmaceutical Company	15,069	28,450	(13,381)	>270 days but <=1 year
US Based International Airline Company	38,099	69,396	(31,297)	>1 year
US Utility Company	24,550	52,156	(27,606)	>1 year
US Utility Company	24,028	50,441	(26,413)	>1 year
US Based International Airline Company	50,308	76,226	(25,918)	>1 year
Foreign Agricultural Chemical Project Debt	7,565	30,000	(22,435)	>1 year
US Telecommunications Company	51,659	72,562	(20,903)	>1 year
Foreign Oil-Field Services Company	9,530	28,387	(18,857)	>1 year
US Utility Company	55,159	73,331	(18,172)	>1 year
US Based International Airline Company	30,857	46,870	(16,013)	>1 year
US Utility Company	45,981	61,045	(15,064)	>1 year
US Media/Cable Company	10,513	24,170	(13,657)	>1 year
US Utility Company	33,912	47,224	(13,312)	>1 year
US Utility Company	12,403	25,503	(13,100)	>1 year
US Telecommunication Equipment Manufacturer	11,880	22,294	(10,414)	>1 year

Total Non-Investment Grade	$555,348	$880,595	$(325,247)

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

During the year ended December 31, 2003 and 2002, LNC sold securities at gains and at losses. As discussed earlier, in the process of evaluating whether a security with an unrealized loss reflects an other than temporary decline, LNC considers its ability and intent to hold the security until its value recovers. However, subsequent decisions on securities sales are made within the context of overall risk monitoring, assessing value relative to other comparable securities and overall portfolio maintenance. Although LNC’s portfolio managers may, at a given point in time, believe that the preferred course of action is to hold securities with unrealized losses that are considered temporary until such losses are recovered, the dynamic nature of portfolio management may result in a subsequent decision to sell. These subsequent decisions are consistent with the classification of LNC’s investment portfolio as available-for-sale. In the future, LNC expects to continue to manage all non-trading invested assets within its portfolios in a manner that is consistent with the available-for-sale classification.

Use of Derivatives: The primary use of derivatives at LNC is to hedge interest rate risk that is embedded in either life insurance and annuity product liabilities or investment portfolios. To a lesser extent, derivatives are also used to hedge exposures to foreign currency and equity market risks. Derivatives held at December 31, 2003 contain industry standard terms and are entered into with financial institutions with long-standing, superior performance records.

REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Liquidity and Cash Flow

Liquidity refers to the ability of an enterprise to generate adequate amounts of cash from its normal operations to meet cash requirements with a prudent margin of safety. The consolidated statements of cash flows on page 95 indicate that operating activities provided cash of $1.0 billion, $0.3 billion and $1.3 billion in 2003, 2002 and 2001, respectively. This statement also classifies the other sources and uses of cash by investing activities and financing activities and discloses the amount of cash available at the end of the year to meet LNC’s obligations.

When considering LNC’s liquidity and cash flow it is important to distinguish between the needs of LNC’s principal insurance subsidiary, The Lincoln National Life Insurance Company (“LNL”) and its insurance subsidiaries, and the needs of the holding company, LNC.

Insurance Company Liquidity and Cash Flow

Liquidity Considerations

Because of the interval of time from receipt of deposit or premium until payment of benefits or claims, LNL and other insurers employ investment portfolios as an integral element of operations. By segmenting its investment portfolios along product lines, LNL enhances the focus and discipline it can apply to managing the liquidity, as well as the interest rate and credit risk of each portfolio commensurate with the profile of the related product liabilities. For example, portfolios backing products with less certain cash flows and/or withdrawal provisions are generally kept more liquid than portfolios backing products with more predictable cash flows. LNL monitors its liquidity position via weekly conference calls between the product actuaries and investment portfolio managers. Additionally, the liquidity position and liquidity targets by portfolio are reviewed at monthly Asset-Liability Committee meetings. The Committee includes actuarial and asset management professionals and is chaired by LNL’s Appointed Actuary. The Committee utilizes various measures of liquidity, including liquidity ratios (measure of liquid assets to liquid liabilities) and more comprehensive liquidity studies to monitor the insurance company’s liquidity at specific points in time. Rating agencies also monitor LNL’s liquidity through a variety of approaches. LNL sets target levels for each of these measures consistent with current ratings. Quarterly, LNL computes the actual rating agency measures versus targets and reviews potential action steps as needed.

The asset-liability management process is more concentrated within the annuity blocks of business given market-sensitive liabilities. The retail and employer-sponsored orientation of LNC’s core products reduces liquidity risk as liabilities tend to be less sensitive to movements in the markets. LNC does not manufacture or distribute institutional spread products such as guaranteed investment contracts, the direct sale of funding agreements, and the issuance of medium term notes secured by insurance company funding agreements.

Capital, Regulatory and Dividend Considerations

Capital considerations for LNL are impacted by factors influencing LNL’s risk-based capital and statutory earnings performance. The most common measure of risk-based capital (“RBC”) is the National Association of Insurance Commissioners (“NAIC”) RBC formula. The NAIC RBC formula requires a company to hold minimum capital against the quality and liquidity of assets, insurance risk, interest rate risk, and general business risk. LNL currently targets a NAIC RBC ratio of three-times the NAIC’s defined Company Action Level. The Company Action Level is the minimum level of capital required before necessitating a plan of action filed with the regulators. LNC believes this target to be consistent with maintaining or increasing its current financial strength ratings. LNC revisits RBC and other key financial ratio targets as the company risk profile, environmental conditions, and/or rating agency views of industry risk change. In addition, merger and acquisition activity may give rise to short-term fluctuations in RBC and other key financial ratios.

At December 31, 2003 LNL’s reported NAIC RBC was 323% of Company Action Level.

In addition, LNC’s insurance subsidiaries are subject to certain insurance department regulatory restrictions as to the transfer of funds and payment of dividends to the holding company. In general, dividends are not subject to prior approval from the Indiana Insurance Commissioner (“Commissioner”) provided LNL’s statutory earned surplus is positive and such dividends do not exceed the standard limitation of the greater of 10% of total statutory earned surplus or the amount of statutory earnings in the prior calendar year. Generally, these restrictions pose no short-term liquidity concerns for the holding company. However, as discussed in detail within Note 7 to the consolidated financial statements, the acquisition of two blocks of business in 1998 resulted in negative statutory earned surplus for LNL, which triggered certain approval requirements in order for LNL to declare and pay dividends to LNC. As a result of negative earned surplus, LNL was required to obtain the prior approval of the Commissioner before paying any dividends to LNC until its statutory earned surplus became positive.

2001 LNL Dividends: LNL paid dividends of $495 million to LNC during 2001. In the first quarter 2002, LNL received approval from the Commissioner to reclassify total dividends of $495 million paid to LNC in 2001 from LNL’s earned surplus to paid-in-capital. This change plus the increase in statutory earned surplus from the indemnity reinsurance transaction with Swiss Re resulted in positive statutory earned surplus for LNL at December 31, 2001.

2002 LNL Dividends: Dividends of $710 million were paid by LNL to LNC in the second quarter of 2002. These distributions were made in two installments. As both installments exceeded the standard limitation noted above, a special request was made for each payment and each was approved by the Commissioner. Both distributions represented a portion of the proceeds received from the indemnity reinsurance transaction with Swiss Re. As a result of the payment of dividends and net statutory losses generated in 2002, LNL’s statutory earned surplus was negative at December 31, 2002.

2003 LNL Dividends: During 2003, LNL received prior approval from the Commissioner and paid dividends of $200 million. As occurred in 2001, the dividends approved and paid while statutory earned surplus was negative were classified as a reduction to paid-in-capital. Statutory earnings for 2003 together with a reduced dividend payment, resulted in a positive earned surplus position at December 31, 2003.

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

Holding Company Liquidity and Cash Flow

LNC’s liquidity and cash flow position is driven principally by dividends and interest payments from subsidiaries augmented by holding company short-term investments, bank lines of credit, a commercial paper program, and the ongoing availability of long-term financing under a SEC shelf registration. These sources of liquidity and cash flow support the general corporate needs of the holding company including its common stock dividends, interest and debt service, funding of callable securities, securities repurchases, and acquisitions.

LNC Debt Financing and Related Activity

Although LNC generates adequate cash flow to meet the needs of its normal operations, periodically LNC may issue debt or equity securities to fund internal expansion, acquisitions, and the retirement of LNC’s debt and equity. In April 2002, a shelf registration statement was declared effective by the SEC. The new shelf registration totaled $1.2 billion (including $402.5 million of registered but unissued securities from previous registration statements).

After giving consideration to $600 million in securities issued in 2002 through 2004 detailed below, LNC has $600 million of remaining authorization under the shelf registration to issue various securities, including debt securities, preferred stock, common stock, warrants, stock purchase contracts and stock purchase units of LNC and trust preferred securities of four subsidiary trusts. The net proceeds from the sale of the securities offered by this shelf registration are expected to be used by LNC for general corporate purposes, including repurchases of outstanding common stock, repayment or redemption of outstanding debt or preferred stock, the possible acquisition of financial services businesses or assets thereof, and working capital needs. Cash funds are also available from LNC’s revolving credit agreements and through LNC’s commercial paper program (see Note 5 to the consolidated financial statements).

The following summarizes debt and financing activity during the three-year period ended December 31, 2003.

•	On September 13, 2001, LNC redeemed all 8.6 million shares of the $215 million 8.75% Cumulative Quarterly Income Preferred Securities issued by Lincoln National Capital I and guaranteed by LNC.

•	On November 19, 2001, LNC issued 6.9 million shares of 7.65% Trust Preferred Securities (“TRUPS”) ($172.5 million) through Lincoln National Capital V. In conjunction with the $172.5 million TRUPS issue, LNC executed a $172.5 million notional amount interest rate swap that effectively converted the 7.65% fixed rate coupon on the TRUPS into a LIBOR-based floating rate obligation.

•	On December 7, 2001, LNC issued $250 million 6.20% ten-year senior notes.

•	On January 7, 2002, LNC redeemed all 4 million shares of the $100 million 8.35% Trust Originated Preferred Securities (“TOPrS”) issued by Lincoln Capital II and guaranteed by LNC.

•	On June 3, 2002, LNC issued $250 million 5.25% five-year senior notes. In conjunction with the $250 million debt issue, LNC executed a $100 million notional amount interest rate swap that effectively converted the 5.25% fixed rate coupon for that portion of the bond into a LIBOR-based floating rate obligation the bond.

•	In July 2003, LNC redeemed the $200 million 7.40% TOPrS issued by Lincoln Capital III and guaranteed by LNC. A loss of $3.7 million related to unamortized issuance costs was reported in 2003 related to the redemption.

•	On September 4, 2003, LNC issued 6 million shares of 6.75% Trust Preferred Securities ($150 million) through Lincoln National Capital VI.

•	On January 28, 2004, LNC issued $200 million 4.75% ten-year senior notes.

Trust preferred securities issued through Lincoln National Capital V and VI are reported in the financial statements in the caption “Junior subordinated debentures issued to affiliated trusts.”

LNC Return of Capital to Shareholders

One of the principal liquidity and capital requirements for LNC is providing a return to its shareholders. Through dividends and stock repurchases, LNC has an established record of providing significant cash returns to its shareholders. The following table summarizes this activity over the most recent three years.

(in millions)	2003	2002	2001
Dividends to shareholders	$243.5	$234.3	$231.8
Repurchase of common stock	—	474.5	503.7

Total Cash Returned to Shareholders	$243.5	$708.8	$735.5

Number of shares repurchased	—	12.088	11.278
Average Price Per Share	$—	$39.25	$44.66

LNC has established a 20-year track record of increasing its dividend. In determining its dividend payout, LNC balances the desire to increase dividends against capital needs, rating agency considerations, and requirements for financial flexibility.

Stock Repurchase and Issuance Activity

Repurchase Activity: The table below details LNC’s share repurchase activity and the status of existing Board authorizations. Repurchase activity in 2001 and 2002 reflects the decision to use a portion of the proceeds from the sale of Lincoln Re to Swiss Re for share repurchases. LNC suspended its stock repurchase program during 2003 and focused on building capital and protecting the company’s strong credit ratings after experiencing difficult capital market conditions in 2002. LNC expects to return to share repurchase in 2004 with the amount and timing dependent on trends in key capital ratios, rating agency expectations, the generation of free cash flow, and the relative attractiveness of alternative uses for the capital.

Repurchase Authorizations and Availability

(in millions)	Stock Repurchase Activity			Amount Remaining
Authorizations	2003	2002	2001
$500 - May, 1999	$—	$—	$53.3	Closed 2001
$500 - November 2000	—	49.6	450.4	Closed 2002
$500 - July 2001	—	424.9	—	$75.1
$600 - August 2002	—	—	—	600.0

Total	$—	$474.5	$503.7	$675.1

Issuance Activity: In 2001 LNC settled mandatory stock purchase contracts issued in conjunction with the FELINE PRIDES financing. This action resulted in the issuance of 4.6 million shares of LNC stock at $49.67 per share. Investors had the option of settling the purchase contract with separate cash or by having the collateral securing their purchase obligations sold. Investors who held the Trust Originated Preferred Securities (“TOPrS”) as collateral for the purchase contracts were permitted to enter into a remarketing process with proceeds used to settle the contracts. The 2001 remarketing failed, resulting in the retirement of $225 million of the TOPrS. A total of $5 million of two-year TOPrS remained outstanding, representing investors who chose to settle with separate cash and hold onto their TOPrS until maturity on August 2003. The remaining $5 million in TOPrS were retired August 2003.

Acquisition and Divestiture Activity

On December 7, 2001, Swiss Re acquired LNC’s reinsurance operation for $2.0 billion. In addition, LNC retained the capital supporting the reinsurance operation. After giving affect to the increased levels of capital needed within the Life Insurance and Lincoln Retirement segments that results from the change in the ongoing mix of business under LNC’s internal capital allocation models, the disposition of LNC’s reinsurance operation freed-up approximately $100 million of capital. The transaction structure involved a series of indemnity reinsurance transactions combined with the sale of certain stock companies that comprised LNC’s reinsurance operation. Approximately $560 million of the proceeds from the transaction were used to pay taxes and associated deal costs and approximately $1.0 billion was used to repurchase stock, reduce debt, and support holding company cash flow needs. LNC used $295 million to pay the fourth quarter 2002 settlement with Swiss Re (see the Divestiture disclosure on page 30 for details regarding the settlement with Swiss Re). The remaining proceeds were dedicated to the ongoing capital needs of LNL.

Holding Company Sources and Uses of Cash Flow

The following tables highlight significant sources and uses of cash flow at the holding company during 2001 through 2003. The tables focus on significant and recurring cash flow items and exclude the effects of certain financing activities, namely the periodic issuance and retirement of debt and cash flows related to LNC’s intercompany cash management account (see Alternative Sources of Liquidity page 80). Taxes have been eliminated from the analysis as a tax sharing agreement is in place with LNC’s primary subsidiaries resulting in a modest impact on net cash flows at the holding company. Also excluded from this analysis is the modest amount of investment income on short-term investments of the holding company. (See also Schedule II - LNC Parent Company Only Statement of Cash Flows.)

The following table summarizes the primary sources of LNC cash flow.

(in millions)	2003	2002	2001
Dividends from LNC Subsidiaries
LNL	$200.0	$710.0	$495.0
Delaware Investments	51.0	36.0	36.0

Subsidiary Loan Repayments & Interest
LNL Interest on Surplus Notes (1)	78.0	78.0	78.0
Lincoln UK	112.7	18.5	—
Proceeds from Sale of Subsidiaries	—	—	141.7

Total	$441.7	$842.5	$750.7

(1)	Represents interest on LNC’s $1.25 billion in surplus note investments into LNL.

The following table summarizes the primary uses of LNC cash flow.

(in millions)	2003	2002	2001
LNC Debt Service (Interest Expense)	$93.5	$96.6	$123.1
LNC Common Dividends	240.3	234.6	230.1
Common Stock Repurchase	—	474.5	503.7

Total	$333.8	$805.7	$856.9

Significant Trends in Sources and Uses of Cash Flow

LNC cash flow is driven largely by the dividend capacity and surplus note interest payments of LNL. LNL dividend capacity is impacted by factors influencing LNL’s risk-based capital and statutory earnings performance. As risk-based capital and statutory earnings improve, the insurance subsidiary’s dividend capacity to the holding company increases. See the discussion in the Insurance Company Liquidity and Cash Flow section on LNL dividends to LNC. In recent periods, Delaware Investments and LNC’s UK operations have contributed significant free cash flow. Improved financial performance at Delaware and LNC’s decision to run-off significant blocks of business in the UK are driving improved cash flow and the return of capital to the holding company.

2004 Dividend Capacity

LNL ended the year with statutory Net Gain From Operations of $375.3 million and a positive Unassigned Surplus of $155 million. LNL now qualifies for the “ordinary dividend” process with the Indiana Department of Insurance (“IDOI”) requiring only notification to the IDOI of dividend payments as opposed to requiring formal approval for the dividend. Dividend capacity is largely dictated by insurance regulations in the company’s state of domicile, for LNL the Indiana Department of Insurance. Insurance companies domiciled in the state of Indiana follow the so-called “greater-of” rule on statutory dividend capacity. Provided Unassigned Surplus is positive (after giving effect for the dividend request), the cumulative total of all dividends paid in the past 12 months cannot exceed the greater of 10% of Statutory Capital and Surplus (LNL capital and surplus was $2.76 billion at December 31, 2003) or statutory operating earnings for the previous year-end (2003 statutory operating earnings were $375.3 million for LNL). LNL paid $200 million in cumulative dividends for the 12 months ended December 31, 2003. It is important to note that, regardless of the particular state regulations, LNC takes into account the overall health of the business, capital quality, and business and environmental risk in determining statutory dividend strategy.

Contractual Obligations and Off-Balance Sheet Arrangements

The tables below summarize LNC’s obligations and commitments to make future payments under contracts in place at December 31, 2003, as well as contingent commitments in place at December 31, 2003.

Contractual Obligations

(in millions)	2004	2005	2006	2007	2008	There after	Total	Future Amortization/ Adjustment	Amount Per Balance Sheet
Short-term Debt	$44.0	$—	$—	$—	$—	$—	$44.0	$—	$44.0
Long-term Debt	—	193.0	—	250.0	100.0	570.3	1,113.3	4.2	1,117.5
Junior Subordinated Debentures Issued to Affiliated Trusts	—	—	—	—	—	322.5	322.5	(18.8)	341.3
Operating Leases	61.4	58.7	53.0	49.8	41.2	65.3	329.4
Stadium Naming Rights (1)	5.6	5.7	5.8	6.0	6.1	100.2	129.4
Lincoln UK Administration Contract (2)	35.2	33.4	32.5	31.4	30.0	87.7	250.2
Information Technology Contract (3)	60.0	60.0	60.0	60.0	60.0	70.0	370.0
HR Outsourcing Agreement (4)	5.3	5.3	5.0	4.8	4.5	21.1	46.0

Totals	$211.5	$356.1	$156.3	$402.0	$241.8	$1,237.1	$2,604.8	$(14.6)	$1,502.8

Contingent Commitments

	Total Amount Committed	Amount of Commitment Expiring per Period
(in millions)		Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Lines of Credit (amount outstanding at 12/31/2003 - $ —)	$500.0	$—	$300.0	$200.0	$—
Standby Letters of Credit (amount outstanding at 12/31/2003 - $455.7)	550.0	—	—	550.0	—
Guarantees	14.2	0.1	1.3	7.3	5.5
Investment Commitments (5)	372.3	215.4	119.2	22.9	14.8
Standby Commitments to Purchase Real Estate Upon Completion and Leasing	205.8	51.1	154.7	—	—

Total	$1,642.3	$266.6	$575.2	$780.2	$20.3

(1)	The amount includes a maximum annual increase related to the CPI.
(2)	The annual cost is based on a per policy charge plus an amount for other services provided. The amounts quoted above are the estimated fees as the actual cost will depend on the number of policies in force and the applicable inflation rate for the each period. During 2003 this contract was converted to an evergreen arrangement, cancelable upon a six-month notice. The total cost shown relates to the next ten years.
(3)	LNC’s information technology contract with IBM was renegotiated and expires on February 8, 2010. The future minimum annual costs range from $40.5 million - $53.3 million per year. However, based upon usage, the fees are estimated to be $60.0 million per year
(4)	Contract calls for a per employee and per paycheck charge. Estimates are based on headcount and actual number of checks processed in 2002. Cost of living adjustments are not included in the estimates.
(5)	Total includes $102.8 million of capital calls on limited partnership investments, $147.0 million of real estate pre-buys and $77.5 million and $45.0 million of commitments for mortgage loans and private placement securities, respectively.

Cash Flows Related to Employee Benefit Plans

In addition to the contractual commitments outlined in the table above, LNC periodically funds the employees’ defined benefit plans. For 2003 and 2002, LNC contributed $56.6 million and $66.5 million respectively to U.S. pension plans. LNC expects to contribute between $9 million and $27 million to its U.S. defined benefit pension plans and $6 million to its U.S. post-retirement benefit plans during 2004. These amounts include anticipated benefit payments for non-qualified plans. The majority of contributions/benefit payments are made at the insurance company subsidiary level with little holding company cash flow impact. (See Note 6 - Employee Benefit Plans to the consolidated financial statements.)

LNC Credit Ratings

As of December 31, 2003, LNC’s senior debt ratings were Moody’s at A3 (“Upper Medium Grade”), Standard and Poor’s at A- (“Strong”), Fitch at A (“Strong”) and A.M. Best at “a-” (“Strong”), and LNC’s commercial paper ratings included Moody’s at P-2 (“Strong”), Standard and Poor’s at A-2 (“Satisfactory”) and Fitch at F-1 (“Very Strong”).

In September 2002, Fitch lowered LNC’s senior debt ratings from A+ to A and the trust preferred security ratings for Lincoln Capital III, IV, and V from A to A- both on “stable outlook.” Fitch’s action did not impact LNC’s commercial paper rating or the insurance financial strength ratings of LNC’s insurance subsidiaries. The move was part of industry-wide action on several life insurance companies given the recent market environment and, in the case of LNC, reflects Fitch’s desire to maintain a traditional three notch separation between debt and insurance financial strength ratings. The rating action had no effect on LNC’s liquidity, access to capital, or cost of capital.

In September 2003, A.M. Best lowered LNC’s senior debt ratings from “a” to “a-” and the trust preferred security ratings for Lincoln Capital IV, and V from “a-” to “bbb+” with both on “stable outlook.” A.M. Best’s action did not impact LNC’s commercial paper rating or the insurance financial strength ratings of LNC’s insurance subsidiaries. The move was part of industry-wide action to address the notching practices between insurance company financial strength and senior debt. The ratings action was described as an “affirmation” of Lincoln’s ratings rather than a “downgrade,” as the adjustment was unrelated to Lincoln’s financial condition. The rating action had no effect on LNC’s liquidity, access to capital, or cost of capital.

Although there are less investors for A-2/P-2 commercial paper and there are periods in which there is weak investor interest in A-2/P-2 commercial paper, through December 31, 2003, LNC’s liquidity has not been adversely impacted by the lack of A-1/P-1 rating. LNC can draw upon alternative short-term borrowing facilities such as revolving bank lines of credit.

LNC Bank Lines and Commercial Paper Program

At December 31, 2003, LNC maintained three revolving credit agreements with a group of domestic and foreign banks totaling $536 million. LNC’s commercial paper is supported by two facilities, a $200 million three-year revolving credit facility maturing in February 2007 and a $300 million revolving credit facility maturing in December 2005. The UK facility was renewed in January 2004 for $18 million maturing in January 2005. At December 31, 2003, LNC did not have any loans outstanding under any of the bank lines.

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

Bank Line Covenants, Ratings, and Liquidity

Under all three agreements, LNC must maintain senior unsecured long-term debt ratings of at least S&P A-and Moody’s A3 or be restricted by an adjusted debt to capitalization ratio. In addition, LNC must maintain a minimum level of capitalization. LNC completes a quarterly compliance certificate for its banks computing each financial covenant. At December 31, 2003 LNC was in compliance with all such covenants.

If current debt ratings and claims paying ratings were downgraded in the future, certain covenants of various contractual obligations may be triggered which could negatively impact overall liquidity. In addition, contractual selling agreements with intermediaries could be negatively impacted which could have an adverse impact on overall sales of annuities, life insurance and investment products. At December 31, 2003, LNC maintains adequate current financial strength and senior debt ratings and does not anticipate any ratings-based impact to future liquidity.

Guideline AXXX Reserves and Standby Letters of Credit

LNL is actively exploring strategies to lessen the burden of increased AXXX reserves. Strategies include both reinsurance and capital markets solutions that provide for risk transfer and associated reserve and surplus relief. Of the $455.7 million in outstanding letters of credit as of December 31, 2003, approximately $150 million in standby letters of credit are dedicated for this purpose. LNC and LNL are exploring alternative capital market solutions. It is likely LNL will apply a mix of letters of credit, reinsurance, and capital market strategies in addressing long-term AXXX and XXX needs.

Alternative Sources of Liquidity

In order to maximize the use of available cash, the holding company maintains a facility where subsidiaries can borrow from the holding company to meet their short-term needs and can invest their short-term funds with the holding company. Depending on the overall cash availability or need, the holding company invests excess cash in short-term investments or borrows funds in the financial markets.

Capital Resources

Total shareholders’ equity increased $464.1 million during the year ended December 31, 2003. The table below provides a reconciliation of shareholders’ equity from December 31, 2002 to December 31, 2003 (in millions).

Balance at December 31, 2002	$5,347.5

Changes to Accumulated Other Comprehensive Income
Unrealized gains on securities available-for-sale and derivative instruments	33.6
Foreign Currency Translation Adjustment	58.2
Minimum Pension Liability Adjustments	42.7

Total Changes to Accumulated Other Comprehensive Income	134.5

Net Income	511.9
Issuance of Common Stock Related to Stock Compensation and Benefit Plans	61.2
Dividends Declared to Shareholders	(243.5)

Total Changes to Shareholders’ Equity	464.1

Balance at December 31, 2003	$5,811.6

As noted above, shareholders’ equity includes accumulated other comprehensive income. At December 31, 2003, the book value of $32.56 per share included $4.87 of accumulated other comprehensive income. At December 31, 2002, the book value of $30.10 per share included $4.13 of accumulated other comprehensive income.

Contingencies

See Note 7 to the consolidated financial statements for information regarding contingencies.

Proposed Legislation

The Bush Administration’s 2005 budget includes various proposals, which, if enacted, could have an effect on LNC’s business. The more significant of these include the President’s proposals to make permanent recent reductions in individual tax rates, to permanently repeal the estate tax, and to reintroduce the modified proposals for the Lifetime Savings Accounts (LSAs) and the Retirement Savings Accounts (RSAs). With the increasing focus on the projections for growing federal budget deficits, and the significant tax revenue costs associated with these particular proposals, the legislative outlook for these elements of the Administration’s 2005 budget is extremely uncertain. Until such time that an indication of the likely form of what may evolve from the ongoing legislative process emerges, it will not be possible for LNC to predict the potential effects of these proposals. In the meantime, LNC continues to support reductions in the tax burden imposed on its businesses, employees and policyholders.

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

The exposures of financial instruments to market risks, and the related risk management processes, are most important in the Lincoln Retirement and Life Insurance segments. It is within these segments where most of the invested assets support accumulation and investment oriented insurance products. As an important element of its integrated asset-liability management process, LNC uses derivatives to minimize the effects of changes in interest levels and the shape of the yield curve. In this context, derivatives are designated as a hedge and serve to reduce interest rate risk by mitigating the effect of significant increases in interest rates on LNC’s earnings. Additional market exposures exist in LNC’s other general account insurance products and in its debt structure and derivatives positions. The primary sources of market risk are: 1) substantial, relatively rapid and sustained increases or decreases in interest rates, 2) fluctuations in currency exchange rates or 3) a sharp drop in equity market values. Each of these market risks are discussed in detail in the following pages.

1) Interest Rate Risk

Accumulation and Investment Oriented Insurance Products. General account assets supporting accumulation and investment oriented insurance products total $33.5 billion or 78% and $31.2 billion or 78% of total invested assets at December 31, 2003 and 2002, respectively.

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

Provided interest rates continue to gradually return to levels that are more typical from a long-term perspective, LNC does not view the near term risk to spreads over the next twelve months to be material. The combination of a probable range of interest rate changes over the next twelve months, asset-liability management strategies, flexibility in adjusting policy crediting rate levels and protection afforded by policy surrender charges and other switching costs all work together to mitigate this risk. The interest rate scenarios of concern are those in which there is a substantial, relatively rapid increase or decrease in interest rates that is then sustained over a long period.

Fixed Deferred Annuities. Assets of $21.1 billion and $19.9 billion at December 31, 2003 and 2002, respectively, support the largest category of accumulation and investment oriented insurance products, fixed deferred annuities. For these products, LNC may adjust renewal crediting rates monthly or quarterly, subject to guaranteed minimums ranging from 3% to 5%. The higher minimums apply to in-force blocks of older products that no longer are sold. Annuity insurance customers have the right to surrender their policies at account value less a surrender charge that grades to zero over periods ranging from 5 to 10 years from policy issue date or, in some cases, the date of each premium received. In some cases, a market value adjustment may also apply. Due to LNC’s ability to change crediting rates to reflect investment experience on the majority of its traditional annuity products, the underlying assets are assumed to be a good proxy for the interest rate risk inherent in these liabilities. This assumption is appropriate for probable movements in interest rates over the next 12 months. This assumption may not be appropriate for a substantial, relatively rapid increase or decrease in interest rates that is then sustained over a long period.

Universal Life and Interest-Sensitive Whole Life. LNC had $10.4 billion and $9.4 billion in assets at December 31, 2003 and 2002, respectively, supporting universal life and interest-sensitive whole life insurance on which it has the right to adjust renewal crediting rates. The credited rates are subject to guaranteed minimums ranging from 3.0% to 4.5% for universal life and 4.0% to 7.0% for interest-sensitive whole life at December 31, 2003. At December 31, 2003, 77% of these assets support universal life insurance products. Similar to annuities, universal life insurance customers have the right to surrender their policies at account value less a surrender charge that grades to zero over periods ranging from 10 to 20 years from policy issue date or, in some cases, the date of each premium received.

Group Pension Annuities and Guaranteed Interest Contracts. LNC had assets totaling $2.0 billion at December 31, 2003 and 2002 that support guaranteed interest contracts, group pension immediate and deferred annuities. Generally, the cash flows expected on these liabilities do not vary with fluctuations in market interest rates and are not adjustable by LNC. Accordingly, if experience on the assets supporting these products is more adverse than the assumptions used in pricing the products, spreads will tend to be below expectations. LNC limits exposure to interest rate risk by managing the duration and maturity structure of each investment portfolio in relation to the liabilities it supports. Guaranteed investment contracts supported by these assets were approximately $66 million at December 31, 2003,

Other General Account Insurance Products. LNC had $9.4 billion and $8.8 billion of assets at December 31, 2003 and 2002, respectively, supporting general account products, including term life insurance. For these products, the liability cash flows may have actuarial uncertainty. However, their amounts and timing do not vary significantly with interest rates. LNC limits interest rate risk by analyzing the expected cash flows of the products and structuring investment portfolios with similar cash flows.

Interest Rate Risk – Falling Rates. Interest rates have generally been declining in recent years. For instance, the five-year Treasury yield stood at 6.3% at the end of 1999, declined to 5.0% at the end of 2000, declined to 4.3% at the end of 2001, declined to 2.7% at the end of 2002 and then rose slightly to 3.3% at the end of 2003. Should interest rates remain at levels that are significantly lower than those existing prior to the declines of recent years, the average earned rate of return on LNC’s annuity and universal life insurance investment portfolios will continue to decline. Relative to the book yield at December 31, 2002, the book yield at December 31, 2003 on annuity investment portfolios declined from 6.8% to 6.2%, while the book yield on universal life insurance portfolios declined from 7.3% to 6.6%. Declining portfolio yields may cause the spreads between investment portfolio yields and the interest rate credited to policyholders to deteriorate, as LNC’s ability to manage spreads can become limited by minimum guaranteed rates on annuity and universal life insurance policies. Minimum guaranteed rates on annuity and universal life insurance policies generally range from 3% to 5%, with an average guaranteed rate of approximately 4%. The following table provides detail on the percentage differences between the current interest rates being credited to policyholders and the respective minimum guaranteed policy rate, broken out by policyholder account values reported within the Retirement and Life segments at December 31, 2003.

Excess of Crediting Rates over Contract Minimums As of December 31, 2003	Retirement Segment Account Values	Life Segment Account Values	Total Account Values	Percent of Total Account Values
	(In millions)
CD and On-Benefit type annuities	$5,006	$—	$5,006	15.43%

Discretionary rate setting products*
No difference	6,934	2,743	9,677	29.82%
up to .1%	126	460	586	1.81%
.11% to .20%	5,603	217	5,820	17.94%
.21% to .30%	315	378	693	2.14%
.31% to .40%	95	421	516	1.59%
.41% to .50%	126	1,379	1,505	4.64%
.51% to .60%	84	13	97	0.30%
.61% to .70%	706	1,328	2,034	6.27%
.71% to .80%	970	1,157	2,127	6.56%
.81% to .90%	129	657	786	2.42%
.91% to 1.0%	322	1,537	1,859	5.73%
1.01% to 1.50%	475	551	1,026	3.16%
1.51% to 2.00%	289	378	667	2.06%
2.01% to 2.50%	27	6	33	0.10%
2.51% to 3.00%	3	0	3	—%
3.01% and above	11	0	11	0.03%

Total Discretionary rate setting products	16,215	11,225	27,440	84.57%

Grand Total – Account Values	$21,221	$11,225	$32,446	100.00%

*	For purposes of this table, contracts currently within new money rate bands are grouped according to the corresponding portfolio rate band in which they will fall upon their first anniversary.

The maturity structure and call provisions of the related portfolios are structured to afford protection against erosion of investment portfolio yields during periods of declining interest rates. LNC devotes extensive effort to evaluating the risks associated with falling interest rates by simulating asset and liability cash flows for a wide range of interest rate scenarios. LNC seeks to manage these exposures by maintaining a suitable maturity structure and by limiting its exposure to call risk in each respective investment portfolio.

LNC believes that the portfolios supporting its accumulation and investment oriented insurance products have a prudent degree of call protection individually and on a consolidated basis. For instance, as of December 31, 2003, the mortgage-backed securities (“MBS”) and asset-backed securities (“ABS”) portion represented a total of $5.5 billion or 16% of the $33.4 billion of general account assets supporting such products. Of this portfolio, 10% of general account assets or $3.2 billion is subject to residential prepayment risk from investments made in Collateralized Mortgage Obligations (“CMOs”), mortgage pass-throughs, manufactured housing and home equity loans. As of December 31, 2002, the MBS and ABS portion of the portfolio represented a total of $5.0 billion or 17% of the $31.2 billion of general account assets supporting such products. LNC’s MBS portfolio has equal to or slightly less prepayment risk than the MBS pass-through market in general primarily due to holding more seasoned securities in the portfolio.

Interest Rate Risk – Rising Rates. For both annuities and universal life insurance, a rapid and sustained rise in interest rates poses risks of deteriorating spreads and high surrenders. The portfolios supporting these products have fixed-rate assets laddered over maturities generally ranging from one to ten years or more. Accordingly, the earned rate on each portfolio lags behind changes in market yields. As rates rise, the lag may be increased by slowing MBS prepayments. The greater and faster the rise in interest rates, the more the earned rate will tend to lag behind market rates. If LNC sets renewal crediting rates to earn the desired spread, the gap between its renewal crediting rates and competitors’ new money rates may be wide enough to cause increased surrenders. If LNC credits more competitive renewal rates to limit surrenders, its spreads will narrow. LNC devotes extensive effort to evaluating these risks by simulating asset and liability cash flows for a wide range of interest rate scenarios. Such analysis has led to adjustments in the target maturity structure and to hedging the risk of rising rates by buying out-of-the-money interest rate cap agreements and swaptions (see discussion below). With these instruments in place, the potential adverse impact of a rapid and sustained rise in rates is kept within corporate risk tolerances.

Debt. As of December 31, 2003, LNC had short-term debt, long-term debt and junior subordinated debentures issued to affiliated trusts totaling $1.5 billion ($1.17 billion with fixed rates and $0.33 billion with floating rates) on the balance sheet. As of December 31, 2002, LNC had short-term debt, long-term debt and junior subordinated debentures issued to affiliated trusts totaling $1.67 billion ($1.22 billion with fixed rates and $0.45 billion with floating rates) on the balance sheet. LNC manages the timing of maturities and the mixture of fixed-rate and floating-rate debt as part of the process of integrated management of interest rate risk for the entire enterprise.

Derivatives. As indicated in Note 7 to the consolidated financial statements, LNC has entered into derivative transactions to reduce its exposure to rapid rises in interest rates. The five programs discussed below are used to help LNC achieve more stable margins while providing competitive crediting rates to policyholders during periods when interest rates are rising. Failure to maintain competitive crediting rates could cause policyholders to withdraw their funds and place them in more competitive products.

LNC uses interest rate cap agreements to hedge against the negative impact of a significant and sustained rise in interest rates. Interest rate caps are contracts that require counterparties to pay LNC at specified future dates the amount, if any, by which a specified market interest rate exceeds the cap rate stated in the agreements, applied to a notional amount. As of December 31, 2003 and 2002, LNC had agreements with notional amounts of 2.6 billion and 1.3 billion, respectively. At December 31, 2003, the agreements had cap rates ranging from 150 to 650 basis points above prevailing interest rates. The cap rates in some contracts increase over time. These agreements expire in 2006 through 2008.

LNC also uses swaptions to hedge against the negative impact of a significant and sustained rise in interest rates. Swaptions are options to enter into a swap at a specified future date. If the option is exercised at expiration, the option is either settled in cash or exercised into a swap agreement. LNC purchases swaptions to be settled in cash. At expiration, the counterparty is required to pay LNC the amount, if any, of the present value of the difference between the fixed rate on a market rate swap and the strike rate stated in the agreement, applied to a notional amount. As of December 31, 2002, LNC had agreements outstanding with notional amounts of 0.2 billion. There were no swaptions outstanding at December 31, 2003.

For future periods, the fair value of LNC’s interest rate caps and swaptions depends on the levels of future U.S. Treasury and U.S. dollar swap interest rates. The table below shows estimates of fair value levels for the cap and swaption portfolio at December 31, 2003 for future time periods and selected potential future interest rate levels.

Year Ended December 31, (in millions)	2003	2004	2005	2006	2007	2008
No change	$13.2	$6.8	$1.6	$0.1	$—	$—
Up 2%	67.9	38.1	14.8	2.3	—	—
Up 4%	162.2	104.7	52.7	15.5	1.3	0.1
Up 6%	288.6	208.9	127.2	61.1	19.8	4.8

LNC uses interest rate swap agreements to hedge its exposure to floating rate bond coupon payments, replicating a fixed rate bond. An interest rate swap is a contractual agreement to exchange payments at one or more times based on the actual or expected price level, performance or value of one or more underlying interest rates. LNC is required to pay the counterparty the stream of variable interest payments based on the coupon payments from the hedged bonds, and in turn, receives a fixed payment from the counterparty, at a predetermined interest rate. In addition, LNC uses interest rate swap agreements to hedge its exposure to interest rate fluctuations related to the forecasted purchase of assets to support newly acquired blocks of business or certain other portfolios of assets. Finally, LNC uses interest rate swap agreements to hedge the risk of paying a higher fixed rate interest on junior subordinated debentures issued to affiliated trusts holding solely junior subordinated debentures and on senior debt than can be paid on long-term debt based on current interest rates in the marketplace. As of December 31, 2003 and 2002, LNC had swap agreements with a notional amount of $694.8 million and $701.6 million, respectively. The agreements expire in 2004 through 2050.

LNC used a treasury lock agreement to hedge its exposure to variability in future semi-annual interest payments, attributable to changes in the benchmark interest rate, related to the issuance of its 10-year $250 million senior debt in December 2001 and its 5-year $250 million senior debt in 2002. A treasury lock is an agreement that allows the holder to lock in a benchmark interest rate, so that if the benchmark interest rate increases, the holder is entitled to receive a payment from the counterparty equal to the present value of the difference in the benchmark interest rate at the determination date and the locked-in benchmark interest rate. If the benchmark interest rate decreases, the holder must pay the counterparty an amount equal to the present value of the difference in the benchmark interest rate at the determination date and the locked-in benchmark interest rate. As of December 31, 2003, LNC did not have any open treasury locks.

In addition to continuing existing programs, LNC may use derivative products in other strategies to limit risk and enhance returns, particularly in the management of investment spread businesses. LNC has established policies, guidelines and internal control procedures for the use of derivatives as tools to enhance management of the overall portfolio of risks assumed in LNC’s operations. Annually, LNC’s Board of Directors reviews LNC’s derivatives policy.

Table of Significant Exposures. The table below provides a general measure of LNC’s significant interest rate risk (principal amounts are shown by year of maturity and include amortization of premiums and discounts); notional amounts for interest rate caps and swaptions are shown by amount outstanding at the year-end given) as of December 31, 2003.

(in millions)	2004	2005	2006	2007	2008	There- after	Total	Fair Value
Rate Sensitive Assets
Fixed interest rate securities	$795.7	$1,374.2	$1,449.8	$2,061.0	$2,406.1	$24,311.9	$32,398.7	$33,152.5
Average interest rate	5.50%	6.88%	6.30%	6.31%	5.85%	6.44%	6.38%

Variable interest rate securities	$70.6	$135.0	$21.2	$59.6	$146.0	$3,239.3	$3,671.7	$2,734.9
Average interest rate	5.66%	9.96%	5.83%	6.10%	4.61%	4.85%	5.15%

Mortgage loans	$385.0	$187.6	$322.8	$274.0	$180.9	$2,861.8	$4,212.1	$4,556.0
Average interest rate	7.81%	8.53%	7.98%	7.65%	6.99%	7.30%	7.46%

Rate Sensitive Liabilities
Guaranteed Interest Contracts:
Interest paid at maturity	$40.0	$26.0	$—	$—	$—	$—	$66.0	$72.0
Average interest rate	10.71%	10.72%					10.71%

Investment type insurance contracts, excluding guaranteed interest contracts (1)	$582.1	$847.0	$1,095.3	$1,435.3	$1,443.7	$15,458.7	$20,862.1	$21,315.1
Average interest rate	6.93%	6.75%	6.40%	6.17%	5.69%	6.34%	6.31%

Debt (2)	$44.0	$193.0	$—	$250.0	$100.0	$892.8	$1,479.8	$1,597.1
Average interest rate	1.19%	7.25%		5.25%	6.50%	7.15%	6.62%

Rate Sensitive Derivative Financial Instruments:
Interest Rate and Foreign Currency Swaps:
Pay variable/receive fixed	5.0	42.8	12.9	224.6	108.5	318.9	712.7	$54.0
Average pay rate	1.2%	4.7%	1.7%	1.2%	1.6%	1.7%	1.7%
Average receive rate	5.9%	6.9%	6.5%	4.9%	5.4%	7.2%	6.2%

Interest Rate Caps:
Outstanding notional	2,550.0	2,550.0	2,300.0	450.0	—	—	—	$13.2
Average strike rate (3)	7.7%	7.8%	7.8%	8.5%
Forward CMT curve (4)	4.4%	5.1%	5.5%	5.7%

(1)	The information shown is for the fixed maturity securities and mortgage loans that support these insurance contracts.
(2)	Includes junior subordinated debentures issued to affiliated trusts.
(3)	The indexes are a mixture of five-year Constant Maturity Treasury (“CMT”) and Constant Maturity Swap (“CMS”).
(4)	The CMT curve is the five-year constant maturity treasury forward curve.

The table shows the principal amounts and fair values of assets, liabilities and derivatives having significant interest rate risks as of December 31, 2002.

(in millions)	Principal Amount	Fair Value
Fixed interest rate securities	$30,585.4	$30,726.5
Variable interest rate securities	3,041.7	2,041.0
Mortgage loans	4,218.5	4,678.8
Guaranteed interest contracts	83.0	95.0
Investment type insurance contracts (1)	19,941.6	20,283.3
Debt (2)	1,643.8	1,727.7
Interest rate and foreign currency swaps	763.1	72.7
Interest rate caps	—	4.7

(1)	The information shown is for the fixed maturity securities and mortgage loans that support these insurance contracts.
(2)	Includes junior subordinated debentures issued to affiliated trusts.

2) Foreign Currency Risk

Foreign Currency Denominated Investments. LNC invests in foreign currency securities for incremental return and risk diversification relative to United States Dollar-Denominated (“USD”) securities. The fair value of foreign securities totaled $1,091.3 million as of December 31, 2003. LNC periodically uses foreign exchange forward contracts and foreign currency swaps to hedge some of the foreign exchange risk related to its investment in securities denominated in foreign currencies. The currency risk is hedged using foreign currency derivatives of the same currency as the bonds. The table below shows LNC’s exposure to foreign currency securities. Also included is the relevant information relating to the foreign currency derivatives that are hedging the currency risk of these securities. The table below presents the principal or notional amount in U.S. dollar equivalents by expected maturity for LNC’s foreign currency denominated investments and foreign currency swaps as of December 31, 2003.

(in millions)	2004	2005	2006	2007	2008	There- After	Total	Fair Value
Currencies:
Canadian Dollar	—	—	5.2	20.0	9.7	—	34.9	28.7
Interest Rate			6.37%	4.65%	4.89%		4.97%
British Pound	73.4	55.7	54.4	46.9	99.2	613.3	942.9	1,059.7
Interest Rate	6.69%	7.51%	6.96%	7.26%	6.62%	6.84%	6.87%
French Franc	—	—	—	14.7	—	—	14.7	2.9
Interest Rate				7.43%			7.43%
Total Currencies	73.4	55.7	59.6	81.6	108.9	613.3	992.5	1,091.3
Derivatives:
Foreign Currency Swaps	—	15.0	2.9	—	—	—	17.9	(1.5)

The table below presents the principal or notional amount in U.S. dollar equivalents of LNC’s foreign currency denominated investments and foreign currency swaps as of December 31, 2002.

(in millions)	Principal/ Notional	Fair Value
Currencies
British Pound	$854.0	$950.7
Canadian Dollar	18.7	19.8
French Franc	2.8	2.9
All other currencies	1.7	1.7

Total Currencies	877.2	975.1
Derivatives
Foreign Currency Swaps	2.5	(2.4)

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

During 2002, LNC entered into foreign currency forward contracts to hedge its net investment in Lincoln UK. At December 31, 2003, the total notional and fair value for these contracts was $15.1 million and $(0.9) million, respectively. These contracts expire in 2004.

Foreign Currency Swaps. A foreign currency swap is a contractual agreement to exchange the currencies of two different countries at a specified rate of exchange in the future. LNC uses foreign currency swaps to convert the cash flow of foreign currency securities to U.S. dollars.

3) Equity Market Exposures

LNC’s revenues, assets, liabilities and derivatives are exposed to equity market risk. Refer to the section captioned “First Quarter 2004 Guidance for the Estimated Effect of Equity Market Volatility” for additional discussion of equity market risk.

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

	December 31, 2003				December 31, 2002
(in millions)	Carrying Value	Fair Value	10% Fair Value Increase	10% Fair Value Decrease	Carrying Value	Fair Value
U.S. Equities	$60.6	$60.6	$66.7	$54.5	$133.7	$133.7
Foreign Equities	132.4	132.4	145.6	119.2	198.6	198.6
Emerging Market Equities	6.1	6.1	6.7	5.5	4.9	4.9

Subtotal	199.1	199.1	219.0	179.2	337.2	337.2
Real Estate	112.9	126.0	138.6	113.4	279.7	312.0
Other Equity Interests	298.1	297.9	327.7	268.1	300.5	279.2

Total	$610.1	$623.0	$685.3	$560.7	$917.4	$928.4

Liabilities. LNC has exposure to U.S. equity markets through stock appreciation rights (“SARs”) issued in 2000 through 2003. The aggregate value for vested and non-vested SARs was $9.8 million and $6.6 million at December 31, 2003, respectively. The aggregate value for vested and non-vested SARs was $3.7 million and $4.1 million at December 31, 2002, respectively. This program is being hedged with equity derivatives as discussed below.

Derivatives Hedging Equity Risks. LNC uses OTC equity call options on LNC stock to hedge against the increase in its liabilities arising from stock appreciation rights granted on LNC stock in 2000 through 2003. These call options require the counterparty to pay LNC at specified future expiration dates the amount, if any, of the increase in LNC’s stock price over the strike price of the option, applied to the number of contracts. LNC had 1.5 million and 1.3 million call options on an equal number of shares of LNC stock at December 31, 2003 and 2002, respectively. The call options expirations are matched to the liabilities and expire in 2005 through 2008.

Default Risk. LNC’s portfolio of invested assets was $42.8 billion as of December 31, 2003. Of this total, $28.1 billion consists of corporate bonds and $4.2 billion consists of commercial mortgages. LNC manages the risk of adverse default experience on these investments by applying disciplined credit evaluation and underwriting standards, prudently limiting allocations to lower-quality, higher-yielding investments, and diversifying exposures by issuer, industry, region and property type. For each counterparty or borrowing entity and its affiliates, LNC’s exposures from all transactions are aggregated and managed in relation to formal limits set by rating quality and industry group. LNC remains exposed to occasional adverse cyclical economic downturns during which default rates may be significantly higher than the long-term historical average used in pricing. As of December 31, 2002, LNC had a portfolio of invested assets of $40.0 billion.

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

Credit-Related Derivatives. LNC uses various credit-related derivatives to minimize exposure to various credit-related risks. LNC uses credit default swaps to hedge against a drop in bond prices due to credit concerns of certain bond issuers. A credit swap allows LNC to put the bond back to the counterparty at par upon a credit event by the bond issuer. A credit event is defined as bankruptcy, failure to pay, or obligation acceleration. As of December 31, 2003 and 2002, LNC had credit swaps with a notional amount of 8.0 million and 26.0 million, respectively. The credit swaps expire in 2006.

Other credit-related derivatives used periodically by LNC include spread-lock agreements to hedge a portion of the value of its fixed maturity investments against the risk of widening in the spreads between their yields and the yields of comparable maturity U.S. or other government obligations, put options, combined with various perpetual fixed-income securities and interest rate swaps to replicate fixed-income, fixed-maturity investments, and total return swaps to hedge its exposure to interest rate and spread risk resulting from the forecasted sale of assets in a securitization of certain LNC mortgage loans. As of December 31, 2003, LNC did not have any open amounts for these derivatives.

Ratings-based Termination Events. LNC and LNL are required to maintain minimum ratings as a matter of routine practice in negotiating ISDA agreements. Under the majority of ISDA agreements and as a matter of policy, LNL has agreed to maintain financial strength or claims-paying ratings above S&P BBB and Moody’s Baa2. A downgrade below these levels would result in termination of the derivatives contract at which time any amounts payable by LNC would be dependent on the market value of the underlying derivative contract. In certain transactions, LNC and the counterparty have entered into a collateral support agreement requiring LNC to post collateral upon significant downgrade. LNC is required to maintain long-term senior debt ratings above S&P BBB and Moody’s Baa2. LNC also requires for its own protection minimum rating standards for counterparty credit protection. LNL is required to maintain financial strength or claims-paying ratings above S&P A- and Moody’s A3 under certain ISDA agreements, which collectively do not represent material notional exposure. LNC does not believe the inclusion of termination or collateralization events poses any material threat to its liquidity position.

Item 8. Financial Statements and Supplementary Data

	(in millions, except per share data)
Operating Results by Quarter	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
2003 Data
Premiums and other considerations	$536.2	$555.7	$585.5	$611.8
Net investment income	654.6	660.2	664.4	659.2
Realized gain (loss) on investments, derivatives and sale of subsidiaries	(91.5)	(2.7)	18.9	56.0

Income before cumulative effect of accounting changes	41.6	142.7	133.3	449.6
Net income	$41.6	$142.7	$133.3	$194.3

Per share data—basic
Income before cumulative effect of accounting changes	$0.23	$0.81	$0.75	$2.53
Net income	0.23	0.81	0.75	1.09

Per share data—diluted
Income before cumulative effect of accounting changes	0.23	0.81	0.75	2.49
Net income	$0.23	$0.80	$0.74	$1.08

2002 Data
Premiums and other considerations	$574.6	$581.7	$547.8	$579.8

Net investment income	654.8	657.4	652.4	667.3
Realized gain (loss) on investments, derivatives and sale of subsidiaries	(103.3)	(81.1)	(36.8)	(58.6)

Net income	$85.6	$48.5	$(136.3)	$51.0

Net income per share
Basic	0.46	0.26	(0.75)	0.29
Diluted	$0.45	$0.26	$(0.74)	$0.29

Consolidated Financial Statements

The consolidated financial statements and notes to consolidated financial statements of Lincoln National Corporation and Subsidiaries follow on pages 91 through 158.

LINCOLN NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31
	2003	2002
	(000s omitted)
ASSETS

Investments:
Securities available-for-sale, at fair value:
Fixed maturity (cost: 2003 - $30,959,445; 2002 - $31,103,146)	$32,769,479	$32,767,465
Equity (cost: 2003 - $173,519; 2002 - $334,493)	199,078	337,216
Trading securities	3,120,127	—
Mortgage loans on real estate	4,195,028	4,205,470
Real estate	112,881	279,702
Policy loans	1,924,391	1,945,626
Derivative investments	82,475	86,236
Other investments	374,180	378,136

Total Investments	42,777,639	39,999,851
Cash and invested cash	1,711,196	1,690,534
Property and equipment	235,181	242,135
Deferred acquisition costs	3,192,349	2,970,866
Premiums and fees receivable	352,116	212,942
Accrued investment income	522,720	536,720
Assets held in separate accounts	46,565,156	36,178,336
Federal income taxes	45,900	317,726
Amounts recoverable from reinsurers	7,839,196	7,280,014
Goodwill	1,234,693	1,233,232
Other intangible assets	1,230,424	1,291,973
Other assets	1,038,298	1,230,316

Total Assets	$106,744,868	$93,184,645

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Insurance and Investment Contract Liabilities:
Insurance policy and claim reserves	$24,712,732	$23,558,874
Contractholder funds	22,605,333	21,286,396
Liabilities related to separate accounts	46,565,156	36,178,336

Total Insurance and Investment Contract Liabilities	93,883,221	81,023,606

Short-term debt	43,976	153,045
Long-term debt	1,117,540	1,119,245
Junior subordinated debentures issued to affiliated trusts	341,295	392,658
Reinsurance related derivative liability	352,258	—
Funds withheld reinsurance liabilities	1,817,905	1,762,026
Other liabilities	2,452,201	2,409,426
Deferred gain on indemnity reinsurance	924,847	977,149

Total Liabilities	100,933,243	87,837,155

Shareholders’ Equity:
Series A preferred stock - 10,000,000 shares authorized (2003 liquidation value - $1,420)	593	666
Common stock - 800,000,000 shares authorized	1,528,701	1,467,439
Retained earnings	3,413,302	3,144,831
Accumulated Other Comprehensive Income:
Foreign currency translation adjustment	108,993	50,780
Net unrealized gain on securities available-for-sale	793,054	753,272
Net unrealized gain on derivative instruments	22,094	28,349
Minimum pension liability adjustment	(55,112)	(97,847)

Total Accumulated Other Comprehensive Income	869,029	734,554

Total Shareholders’ Equity	5,811,625	5,347,490

Total Liabilities and Shareholders’ Equity	$106,744,868	$93,184,645

See notes to the consolidated financial statements on pages 96 through 158.

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31
	2003	2002	2001
	(000s omitted except for per share amounts)
Revenue:

Insurance premiums	$280,951	$315,943	$1,704,002
Insurance fees	1,417,488	1,410,831	1,514,926
Investment advisory fees	205,018	183,317	197,150
Net investment income	2,638,526	2,631,910	2,708,732
Equity in earnings (losses) of unconsolidated affiliates	—	(647)	5,672
Realized loss on investments and derivative instruments (net of amounts restored against balance sheet accounts)	(19,191)	(271,526)	(114,457)
Gain on transfer of securities from available-for-sale to trading	371,461	—	—
Amortization of deferred gain on indemnity reinsurance	75,842	74,381	20,387
Gain on reinsurance embedded derivative/trading securities	4,119	—	—
Other revenue and fees	309,667	291,253	341,592

Total Revenue	5,283,881	4,635,462	6,378,004

Benefits and Expenses:

Benefits	2,428,523	2,859,505	3,409,740
Underwriting, acquisition, insurance and other expenses	1,712,694	1,733,185	2,141,313
Interest and debt expense	95,101	96,613	121,019

Total Benefits and Expenses	4,236,318	4,689,303	5,672,072

Income (loss) before Federal Income Taxes and Cumulative Effect of Accounting Changes	1,047,563	(53,841)	705,932

Federal income taxes (benefit)	280,408	(102,646)	144,712

Income before Cumulative Effect of Accounting Changes	767,155	48,805	561,220

Cumulative Effect of Accounting Changes (net of Federal Income Taxes)	(255,219)	—	(15,566)

Net Income	$511,936	$48,805	$545,654

Earnings Per Common Share-Basic
Income before Cumulative Effect of Accounting Changes	$4.33	$0.27	$2.97
Cumulative Effect of Accounting Changes (net of Federal Income Taxes)	(1.44)	—	(0.08)

Net Income	$2.89	$0.27	$2.89

Earnings Per Common Share-Diluted:
Income before Cumulative Effect of Accounting Changes	$4.27	$0.26	$2.93
Cumulative Effect of Accounting Changes (net of Federal Income Taxes)	(1.42)	—	(0.08)

Net Income	$2.85	$0.26	$2.85

See notes to the consolidated financial statements on pages 96 through 158.

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Year Ended December 31
	2003	2002	2001
	(000s omitted except for per share amounts)
Series A Preferred Stock:
Balance at beginning-of-year	$666	$762	$857
Conversion into common stock	(73)	(96)	(95)

Balance at End-of-Year	593	666	762

Common Stock:
Balance at beginning-of-year	1,467,439	1,376,098	1,066,260
Conversion of series A preferred stock	73	96	95
Stock compensation/issued for benefit plans	61,189	142,783	148,636
Cancelled / issued for acquisition of subsidiaries	—	(474)	(4,740)
Retirement of common stock	—	(51,064)	(64,147)
FELINE PRIDES conversion	—	—	229,994

Balance at End-of-Year	1,528,701	1,467,439	1,376,098

Retained Earnings:
Balance at beginning-of-year	3,144,831	3,753,774	3,879,502
Comprehensive income	646,411	610,176	684,859
Less other comprehensive income (loss) (net of federal income tax):
Foreign currency translation adjustment	58,213	58,842	(29,992)
Net unrealized gain on securities available-for-sale, net of reclassification adjustment	39,782	557,591	183,633
Net unrealized gain (loss) on derivative instruments	(6,255)	6,826	21,523
Minimum pension liability adjustment	42,735	(61,888)	(35,959)

Net Income	511,936	48,805	545,654

Retirement of common stock	—	(423,422)	(439,603)

Dividends declared:
Series A preferred ($3.00 per share)	(58)	(60)	(71)
Common (2003-$1.355; 2002-$1.295; 2001-$1.235)	(243,407)	(234,266)	(231,708)

Balance at End-of-Year	3,413,302	3,144,831	3,753,774

Foreign Currency Translation Adjustment:
Balance at beginning-of-year	50,780	(8,062)	21,930
Change during the year	58,213	58,842	(29,992)

Balance at End-of-Year	108,993	50,780	(8,062)

Net Unrealized Gain on Securities Available-for-Sale:
Balance at beginning-of-year	753,272	195,681	12,048
Change during the year	39,782	557,591	183,633

Balance at End-of-Year	793,054	753,272	195,681

Net Unrealized Gain on Derivative Instruments:
Balance at beginning-of-year	28,349	21,523	—
Cumulative effect of accounting change	—	—	17,583
Change during the year	(6,255)	6,826	3,940

Balance at End-of-Year	22,094	28,349	21,523

Minimum Pension Liability Adjustment:
Balance at beginning-of-year	(97,847)	(35,959)	—
Change during the year	42,735	(61,888)	(35,959)

Balance at End-of-Year	(55,112)	(97,847)	(35,959)

Total Shareholders’ Equity at End-of-Year	$5,811,625	$5,347,490	$5,303,817

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

-CONTINUED-

	Year Ended December 31
	2003	2002	2001
	(Number of Shares)
Series A Preferred Stock:
Balance at beginning-of-year	20,118	23,034	25,980
Conversion into common stock	(2,372)	(2,916)	(2,946)

Balance at End-of-Year	17,746	20,118	23,034

Common Stock:
Balance at beginning-of-year	177,307,999	186,943,738	190,748,050
Conversion of series A preferred stock	37,952	46,656	47,136
Stock compensation/issued for benefit plans	866,504	2,416,951	2,904,250
Cancelled/issued for acquisition of subsidiaries	—	(11,246)	(107,994)
Retirement of common stock	—	(12,088,100)	(11,278,022)
FELINE PRIDES conversion	—	—	4,630,318

Balance Issued and Outstanding at End-of-Year	178,212,455	177,307,999	186,943,738

Common Stock at End-of-Year:

Assuming conversion of preferred stock	178,496,391	177,629,887	187,312,282

Diluted basis	180,695,189	178,544,446	189,291,491

See notes to the consolidated financial statements on pages 96 through 158.

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2003	2002	2001
	(000s omitted)
Cash Flows from Operating Activities:
Net income	$511,936	$48,805	$545,654
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred acquisition costs	(335,651)	(280,587)	(346,397)
Premiums and fees receivable	(139,173)	187,134	63,931
Accrued investment income	14,000	26,770	(47,860)
Policy liabilities and accruals	16,054	(361,432)	(491,417)
Net trading securities purchases, sales and maturities	(467,098)	—	—
Gain on reinsurance embedded derivative/trading securities	(4,118)	—	—
Cumulative effect of accounting change – Modco embedded derivative	392,541	—	—
Contractholder funds	1,120,520	852,098	1,119,013
Amounts recoverable from reinsurers	(527,082)	222,771	(81,461)
Federal income taxes	222,617	(53,504)	110,298
Federal income taxes paid on proceeds from disposition	—	(516,152)	—
Stock-based compensation expense	59,313	60,163	63,626
Provisions for depreciation	65,627	36,266	30,765
Amortization of goodwill	—	—	43,385
Amortization of other intangible assets	88,153	144,717	125,168
Realized loss on investments and derivative instruments	19,191	271,526	114,457
Gain on sale of subsidiaries	—	8,258	(12,848)
Amortization of deferred gain	(75,842)	(74,381)	(20,387)
Other	(82,965)	(76,399)	52,656

Net Adjustments	532,017	447,248	722,929

Net Cash Provided by Operating Activities	1,043,953	496,053	1,268,583
Cash Flows from Investing Activities:
Securities-available-for-sale:
Purchases	(13,791,838)	(14,232,238)	(11,113,886)
Sales	8,425,329	8,389,010	5,989,074
Maturities	3,071,282	2,539,219	2,520,373
Purchase of other investments	(1,523,384)	(1,281,117)	(1,832,593)
Sale or maturity of other investments	1,768,833	1,776,515	1,865,438
Proceeds from disposition of business	—	(195,000)	2,036,238
Increase (decrease) in cash collateral on loaned securities	112,236	(95,341)	78,259
Other	(117,198)	(165,288)	(158,007)

Net Cash Provided by (Used in) Investing Activities	(2,054,740)	(3,264,240)	(615,104)
Cash Flows from Financing Activities:
Long-term debt
Decrease (includes payments and transfers to short-term debt)	—	—	(99,968)
Issuance	—	248,990	249,220
Junior subordinated debentures issued to affiliated trusts
Retirement / call	(204,987)	(81,998)	(440,038)
Issuance	145,275	—	169,694
Net increase (decrease) in short-term debt	(109,069)	(197,158)	48,031
Universal life and investment contract deposits	4,935,740	5,305,499	4,897,828
Universal life and investment contract withdrawals	(2,746,914)	(3,262,194)	(3,288,290)
Investment contract transfers	(816,826)	108,479	(373,000)
Increase in funds withheld liability	55,879	—	—
Common stock issued for benefit plans	12,699	82,620	85,008
Retirement of common stock	—	(474,486)	(503,750)
Other liabilities – retirement of common stock	—	(131,890)	—
Dividends paid to shareholders	(240,348)	(234,621)	(230,127)

Net Cash Provided by (Used in) Financing Activities	1,031,449	1,363,241	514,608

Net Increase (Decrease) in Cash and Invested Cash	20,662	(1,404,946)	1,168,087
Cash and Invested Cash at Beginning-of-Year	1,690,534	3,095,480	1,927,393

Cash and Invested Cash at End-of-Year	$1,711,196	$1,690,534	$3,095,480

See notes to the consolidated financial statements on pages 96 through 158.

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

Investments. Securities available-for-sale consist of fixed maturity and equity securities, which are carried at fair value. The cost of available-for-sale fixed maturity securities is adjusted for amortization of premiums and discounts. The cost of available-for-sale fixed maturity and equity securities is reduced to fair value with a corresponding charge to realized loss on investments for declines in value that are other than temporary.

Trading securities consist of fixed maturity and equity securities in designated portfolios, which support modified coinsurance (“Modco”) and coinsurance with funds withheld (“CFW”) reinsurance arrangements. Investment results for these portfolios, including gains and losses from sales, are passed directly to the reinsurers through the contractual terms of the reinsurance arrangements. Trading securities are carried at fair value and changes in fair value are recorded in net income as they occur. Offsetting these amounts are corresponding changes in the fair value of embedded derivative liabilities associated with the underlying reinsurance arrangements.

For the mortgage-backed securities portion of the trading and available-for-sale fixed maturity securities portfolios, LNC recognizes investment income using a constant effective yield based on anticipated prepayments and the estimated economic life of the securities. When estimates of prepayments change, the effective yield is recalculated to reflect actual payments to date and anticipated future payments. When the effective yield changes, the carrying value of the security is adjusted prospectively. This adjustment is reflected in net investment income.

Mortgage loans on real estate, which are primarily held in the Life Insurance and Lincoln Retirement segments, are carried at the outstanding principal balances adjusted for amortization of premiums and discounts and are net of valuation allowances. Valuation allowances are established for the excess carrying value of the mortgage loan over its estimated fair value when it is probable that, based upon current information and events, LNC will be unable to collect all amounts due under the contractual terms of the loan agreement. When LNC determines that a loan is impaired, the cost is adjusted or a provision for loss is established equal to the difference between the amortized cost of the mortgage loan and the estimated value. Estimated value is based on: 1) the present value of expected future cash flows discounted at the loan’s effective interest rate; 2) the loan’s observable market price; 3) the fair value of the collateral. The provision for losses is reported as realized gain (loss) on investments. Mortgage loans deemed to be uncollectible are charged against the allowance for losses and subsequent recoveries, if any, are credited to the allowance for losses. Interest income on mortgage loans includes interest collected, the change in accrued interest, and amortization of premiums and discounts. Mortgage loan fees and costs are recorded in net investment income as they are incurred.

Investment real estate is carried at cost less accumulated depreciation. Depreciation is provided on a straight-line basis over the estimated useful life of the asset. Cost is adjusted for impairment when the projected

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Realized gain (loss) on investments is recognized in net income, net of associated amortization of deferred acquisition costs and investment expenses, using the specific identification method. Changes in the fair values of available-for-sale securities carried at fair value are reflected directly in shareholders’ equity, after deductions for related adjustments for deferred acquisition costs and amounts required to satisfy policyholder commitments that would have been recorded had these securities been sold at their fair value, and after deferred taxes or credits to the extent deemed recoverable.

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

LNC recognizes all derivative instruments as either assets or liabilities in the consolidated balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, LNC must designate the hedging instrument based upon the exposure being hedged—as a cash flow hedge, fair value hedge or a hedge of a net investment in a foreign operation. As of December 31, 2003 and 2002, LNC had derivative instruments that were designated and qualified as cash flow hedges, fair value hedges and hedges of a net investment in a foreign operation. In addition, LNC had derivative instruments that were economic hedges, but were not designated as hedging instruments under Financial Accounting Standards No. 133 (“FAS 133”).

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

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

gain or loss is reported in OCI as part of the cumulative translation adjustment to the extent it is effective. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in current income during the period of change.

LNC’s has certain Modco and CFW reinsurance arrangements with embedded derivatives related to the funds withheld assets. These derivatives are considered total return swaps with contractual returns that are attributable to various assets and liabilities associated with these reinsurance arrangements. Changes in the fair value of these derivatives are recorded in net income as they occur. Offsetting these amounts are corresponding changes in the fair value of trading securities in portfolios that support these arrangements.

See Note 7 for further discussion of LNC’s accounting policy for derivative instruments.

Loaned Securities. Securities loaned are treated as collateralized financing transactions and a liability is recorded equal to the cash collateral received which is typically greater than the market value of the related securities loaned. This liability is included within Other Liabilities within LNC’s consolidated balance sheet. In other instances, LNC will hold as collateral securities with a market value at least equal to the securities loaned. Securities held as collateral are not recorded in LNC’s consolidated balance sheet in accordance with accounting guidance for secured borrowings and collateral. LNC’s agreements with third parties generally contain contractual provisions to allow for additional collateral to be obtained when necessary. LNC values collateral daily and obtains additional collateral when deemed appropriate.

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

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

managed. Investment advisory contracts generally provide for the determination and payment of advisory fees based on market values of managed portfolios at the end of a calendar month or quarter. Investment management and advisory contracts typically are renewable annually with cancellation clauses ranging up to 90 days.

Other Revenues and Fees. Other revenue and fees principally consists of amounts earned by LNC’s retail distribution arm, Lincoln Financial Advisors (“LFA”) from sales of third party insurance and investment products. Such revenue is recorded as earned at the time of sale.

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

Deferred Acquisition Costs. Commissions and other costs of acquiring universal life insurance, variable universal life insurance, unit-linked products, traditional life insurance, annuities and other investment contracts, which vary with and are primarily related to the production of new business, have been deferred to the extent recoverable. The methodology for determining the amortization of acquisition costs varies by product type based on two different accounting pronouncements: Statement of Financial Accounting Standards No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments” (“FAS 97”) and Statement of Financial Accounting Standards No. 60, “Accounting and Reporting by Insurance Enterprises” (“FAS 60”). Under FAS 97, acquisition costs for universal life and variable universal life insurance and investment-type products, which include unit-linked products and fixed and variable deferred annuities, are amortized over the lives of the policies in relation to the incidence of estimated gross profits from surrender charges, investment, mortality net of reinsurance ceded and expense margins, and actual realized gain (loss) on investments. Past amortization amounts are adjusted when revisions are made to the estimates of current or future gross profits expected from a group of products. Policy lives for universal and variable universal life policies are estimated to be 30 years, based on the expected lives of the policies and are variable based on the inception of each policy for unit-linked policies. Policy lives for fixed and variable deferred annuities are 14 to 18 years for the traditional, long surrender charge period products and 8 to 10 years for the more recent short-term, or no surrender charge products. The front-end load annuity product has an assumed life of 25 years. Longer lives are assigned to those blocks that have demonstrated favorable experience.

Under FAS 60, acquisition costs for traditional life insurance products, which include whole life and term life insurance contracts are amortized over periods of 10 to 30 years on either a straight-line basis or as a level percent of premium of the related policies depending on the block of business. There are currently no deferred acquisition costs being amortized under FAS 60 for fixed and variable payout annuities.

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

Benefits and Expenses. Benefits and expenses for universal life-type and other interest-sensitive life insurance products include interest credited to policy account balances and benefit claims incurred during the period in excess of policy account balances. Interest crediting rates associated with funds invested in the general

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

account of LNC’s insurance subsidiaries during 2001 through 2003 ranged from 4.00% to 7.00%. For traditional life, group health and disability income products, benefits and expenses, other than deferred acquisition costs, are recognized when incurred in a manner consistent with the related premium recognition policies.

Interest and debt expense includes interest on junior subordinated debentures issued to affiliated trusts.

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

Other intangible assets for acquired insurance businesses consist of the value of existing blocks of business (referred to as the “present value of in-force”). The present value of in-force is amortized over the expected lives of the block of insurance business in relation to the incidence of estimated profits expected to be generated on universal life, variable universal life and investment-type products acquired, (i.e., unit-linked products and variable deferred annuities) and over the premium paying period for insurance products acquired, (i.e., traditional life insurance products). Amortization is based upon assumptions used in pricing the acquisition of the block of business and is adjusted for emerging experience. Accordingly, amortization periods and methods of amortization for present value of in-force vary depending upon the particular characteristics of the underlying blocks of acquired insurance business.

Other intangible assets for acquired Investment Management subsidiaries include institutional customer relationships, covenants not to compete and mutual fund customer relationships. These assets are still required to be amortized on a straight-line basis over their useful life for periods ranging from 6 to 15 years depending upon the characteristics of the particular underlying relationships for the intangible asset.

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

Insurance and Investment Contract Liabilities. The liabilities for future policy benefits and claim reserves for universal and variable universal life insurance policies consist of policy account balances that accrue to the benefit of the policyholders, excluding surrender charges. The liabilities for future insurance policy benefits and claim reserves for traditional life policies are computed using assumptions for investment yields, mortality and withdrawals based principally on generally accepted actuarial methods and assumptions at the time of policy issue. Interest assumptions for traditional direct individual life reserves for all policies range from 2.25% to 6.75% depending on the time of policy issue. The interest assumptions for immediate and deferred paid-up annuities range from 0.75% to 13.55%.

The liabilities for future claim reserves for the guaranteed minimum death benefit (“GMDB”) feature on certain variable annuity contracts are a function of the net amount at risk (“NAR”), mortality, persistency and incremental death benefit mortality and expense assessments (M&E) expected to be incurred over the period of time for which the NAR is positive. At any point in time, the NAR is the difference between the potential death

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

benefit payable and the total variable annuity account values subject to the GMDB. At each quarterly valuation date, the GMDB reserves are calculated for every variable annuity contract with a GMDB feature based on projections of account values and NAR followed by the computation of the present value of expected NAR death claims using product pricing mortality assumptions less expected GMDB M&E revenue during the period for which the death benefit options are assumed to be in the money.

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

Reinsurance. LNC’s insurance companies enter into reinsurance agreements with other companies in the normal course of their business. Prior to the acquisition of LNC’s reinsurance operations by Swiss Re in 2001, LNC’s insurance subsidiaries assumed reinsurance from unaffiliated companies. The transaction with Swiss Re involved a series of indemnity reinsurance transactions combined with the sale of certain stock companies that comprised LNC’s reinsurance operations. All reinsurance agreements, excluding Modco agreements, are reported on a gross basis since there is a right of offset.

Postretirement Medical and Life Insurance Benefits. LNC accounts for its postretirement medical and life insurance benefits using the full accrual method.

Stock Based Compensation. Effective January 1, 2003 LNC implemented the provisions of Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation,” (“FAS 123”) to expense the fair value of stock options granted to employees. On December 31, 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation- Transition and Disclosure” (“FAS 148”), which provides alternative methods of transition for entities that change to the fair value method of accounting for stock-based employee compensation.

LNC adopted the retroactive restatement method under FAS148 and restated all periods presented to reflect stock-based employee compensation cost under the fair value accounting method in FAS 123 for all employee awards granted, modified or settled in fiscal years beginning after December 15, 1994.

Foreign Currency Translation. LNC’s foreign subsidiaries’ balance sheet accounts and income statement items are translated at the current and average exchange rates for the year, respectively. Resulting translation adjustments are reported as a component of shareholders’ equity. Other translation adjustments for foreign currency transactions that affect cash flows are reported in comprehensive income.

Earnings per Share. Basic earnings per share is computed by dividing earnings available to common shareholders by the average common shares outstanding. Diluted earnings per share is computed assuming the conversion or exercise of dilutive convertible preferred securities, non-vested stock, stock options, performance share units and deferred compensation shares outstanding during the year.

Reclassifications. Certain amounts reported in prior years’ consolidated financial statements have been reclassified to conform with the presentation adopted in the current year. These reclassifications have no effect on net income or shareholders’ equity of the prior years.

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Changes in Accounting Principles and Changes in Estimates

Accounting for Variable Interest Entities. In January 2003, the Financial Accounting Standards Board (“FASB”) issued initial guidance under Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which requires the consolidation of variable interest entities (“VIE”) by an enterprise if that enterprise has a variable interest that will absorb a majority of the VIE’s expected losses if they occur, receive a majority of the entity’s expected residual returns if they occur, or both. If one enterprise will absorb a majority of a VIE’s expected losses and another enterprise will receive a majority of that VIE’s expected residual returns, the enterprise absorbing a majority of the losses shall consolidate the VIE. A VIE is an entity in which no equity investors have the characteristics of a controlling financial interest or have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In response to concerns raised by LNC and others in the Insurance and Investment industries with respect to the initial guidance, the FASB significantly modified several key aspects of the rules in a revised interpretation issued in December 2003. LNC adopted the final FIN 46 rules on December 31, 2003.

LNC currently manages seven Collateralized Debt Obligation pools (“CDOs”), and of these, there are five where the asset management fees paid to LNC no longer contain performance based incentives. As a result, LNC is not considered the primary beneficiary of these VIE’s. LNC’s maximum exposure to loss in these five CDOs is an investment in a small portion of the senior debt issued by one of these CDO pools, which had a carrying and estimated fair value of approximately $3 million, at December 31, 2003.

For the other two CDOs, LNC still has the right to earn performance-based fees above the base asset management fees. These performance-based fees are considered variable fees for purposes of performing the analysis of expected residual returns. In addition, LNC also holds investment interests in these CDOs. However, in these two CDOs, LNC has determined that the expected variability in its fees and the level of other LNC interests in the CDO, are currently below the level that would result in LNC being treated as the primary beneficiary. Future changes in the interest held by the third party investors in these two CDO pools, relative to LNC’s interest, will require retesting of LNC’s potential status as primary beneficiary. LNC will continue to disclose its variable interests in these two CDO pools. LNC’s maximum exposure to loss is its investment in these two CDO pools, which had a carrying value of approximately $14.5 million, and an estimated fair value of approximately $13.9 million, at December 31, 2003.

LNC identified certain partnership investments that required consolidation under the requirements of FIN 46. LNC consolidated these partnerships at December 31, 2003 with no material effect to either financial condition or results of operations.

FIN 46 also affected LNC’s accounting for the junior subordinated debentures issued to affiliated trusts. Previously, LNC consolidated the affiliated trusts which resulted in LNC carrying a liability equal to the trusts’ liability to the preferred shareholders. These trusts are variable interests as defined by FIN 46, and LNC will not receive a majority of expected residual returns. LNC deconsolidated its $10.0 million investment in the trusts as of December 31, 2003. The effect was a $10.0 million increase to other invested assets and a corresponding increase in the liability for junior subordinated debentures payable to affiliated trusts.

Accounting for Modified Coinsurance. FASB’s Derivative Implementation Group Statement 133 Implementation Issue No. B36 (“DIG B36”). DIG B36 provides that the embedded derivatives included within Modco and CFW reinsurance agreements must be accounted for separately from the underlying reinsurance agreements.

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effective date for implementation of DIG B36 for LNC was the October 1, 2003 start date of the fourth quarter. The following table summarizes the various effects on shareholders’ equity from the implementation of DIG B36 (in millions):

Initial Adoption Shareholder Equity Effect on October 1, 2003

Notes		Pre-tax	After-tax
	Recording of Embedded Derivative
1A	Cumulative effect of accounting change	$(392.5)	$(255.2)
1B	Release of liability for unrealized investment gains	376.3	244.6

	Total	(16.2)	(10.6)

2A	Reclassification of available-for-sale securities to trading securities	371.5	241.5
2B	Release of unrealized available-for-sale security gains in Other Comprehensive Income	(371.5)	(241.5)

	Total available for sale to trading adjustment	—	—

	Total effect on Shareholders Equity from DIG B36 Implementation on October 1, 2003	$(16.2)	$(10.6)

1A.	At the time of adoption, LNC recorded a charge to net income as a cumulative effect of a change in accounting, representing the fair value of the embedded derivatives included in various Modco and CFW reinsurance agreements.
1B.	In conjunction with recording the above charge in 1A. LNC also recorded an increase in Other Comprehensive Income relating to the fact that prior to the adoption of DIG B36 the net unrealized gains on the underlying available-for-sale securities supporting these reinsurance agreements had been accounted for as gains benefiting the reinsurance companies assuming the risks under these Modco and CFW reinsurance agreements.
2A.	Concurrent with the initial recording of the embedded derivative associated with these reinsurance arrangements, LNC reclassified related available-for-sale securities to trading account classification.
2B.	The previously recorded increases to shareholder’s equity reported in Other Comprehensive Income as a result of the available-for-sale classification of these securities were reversed as part of the reclassification accounting.

During the fourth quarter of 2003 and going forward, changes in the fair value of the embedded derivative flow through net income, as do changes in the fair value of the trading account securities, as represented by adjustments 3A and 3B in the table below. For the quarter ended December 31, 2003, the effect of the two new mark-to-market adjustments on net income was $4.2 million pre-tax ($2.7 million after-tax). The table below combines the trading account and embedded derivative mark-to-mark accounting with the implementation effects discussed above to demonstrate the effects on the income statement for the quarter ended December 31, 2003 (in millions).

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Income Effect for the Quarter Ended December 31, 2003

Notes		Pre-tax	After-tax
	Revenues – Realized Investment Results
3A	Trading account securities – Change during fourth quarter	$(35.9)	$(23.4)
3B	Embedded derivative – Change during fourth quarter	40.1	26.1

	Net gain on Modco and CFW in fourth quarter	4.2	2.7

	Reclassification of available-for-sale securities to trading account securities	371.5	241.5

	Income before accounting changes	375.7	244.2
	Cumulative effect of accounting change	(392.5)	(255.2)

	Net Income	$(16.8)	$(11.0)

As indicated in the above tables, the implementation of DIG B36 resulted in an initial decrease to shareholders’ equity and the ongoing accounting of DIG B36 will continue to give rise to ongoing gains and losses flowing through net income as the embedded derivative and trading account securities are continuously marked to market.

These adjustments do not net to zero in any one particular accounting period due to the fact that not all of the invested assets supporting these Modco and CFW reinsurance agreements were available-for-sale securities that could be reclassified to trading account securities, and not all Modco and CFW reinsurance agreements have segregated portfolios of securities that can be classified as trading account securities. However, it is important to note that these differences in net income will reverse over the term of the underlying Modco and CFW reinsurance agreements, reflecting the fact that the new accounting for the embedded derivatives prescribed in DIG B36 changes the timing of the recognition of income under these Modco and CFW reinsurance agreements but does not change the total amount of earnings that will ultimately be reported over the life of these agreements.

Statement of Accounting Position 03-1. In July 2003, the Accounting Standards Executive Committee (“AcSEC”) of the American Institute of Certified Public Accountants issued Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (“the SOP”). LNC will adopt the SOP as of January 1, 2004.

The SOP provides guidance related to the reporting and disclosure of certain insurance contracts and separate accounts, including guidance for computing reserves for products with guaranteed benefits, such as guaranteed minimum death benefits (“GMDB”), and for products with annuitization benefits such as guaranteed minimum income benefits. In addition, the SOP addresses the presentation and reporting of separate accounts, the capitalization and amortization of sales inducements, and secondary guarantees on universal-life type contracts.

GMDB Reserves. Although there was no method prescribed under generally accepted accounting principles for GMDB reserving until the issuance of the SOP, LNC’s Retirement segment has been recording a reserve for GMDB’s. At December 31, 2003 LNC’s GMDB reserve was $46.4 million. Based upon a comparison of the requirements of the SOP to LNC’s established practice of reserving for GMDB, the adoption of the GMDB reserving methodology under the SOP is not expected to have a material effect on LNC’s financial statements.

Sales Inducements. LNC’s Retirement segment variable annuity product offerings include contracts that offer a bonus credit, typically ranging from 2% to 5% of each deposit. LNC also offers enhanced interest rates to variable annuity contracts that are under dollar cost averaging (DCA) funding arrangements. Bonus credits and

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

excess DCA interest are considered sales inducements under the SOP and, as such, are to be deferred as a sales inducement asset and amortized as a benefit expense over the expected life of the contract. Amortization will be computed using the same methodology and assumptions used in amortizing DAC.

LNC currently defers bonus credits as part of the DAC asset and reports the amortization of bonus credits as part of DAC amortization. Upon adoption of the SOP, LNC will reclassify bonus credits from DAC to deferred sales inducements on its balance sheet and report deferred sales inducement amortization as part of benefit expense. Prior period balance sheet and income statement line item presentation will be reclassified to conform to the new basis of presentation.

LNC currently reports excess DCA interest as benefit expense when the excess interest is earned under the contract. Upon adoption of the SOP, LNC will begin deferring excess DCA interest as deferred sales inducements and amortizing these deferred sales inducements as benefit expense over the expected life of the contract. Amortization will be calculated using the same methodology and assumptions used in amortizing DAC. While over the long run the same amount of excess DCA interest expense will emerge under the SOP as under LNC’s current accounting method, because of the prospective treatment of new deferred sales inducements, LNC expects earnings to be slightly higher under the SOP, relative to LNC’s current approach, for near term financial reporting periods. For instance, had the rules for excess DCA interest expense under the SOP been in effect for 2003, LNC estimates that Lincoln Retirement would have reported increased earnings of about $6 million. The actual effect on LNC’s results in future periods will depend upon the volume of business written with excess DCA interest.

Separate Accounts. LNC’s current accounting is consistent with the provisions of the SOP relating to the reporting and measuring of separate account product assets and liabilities as general account assets and liabilities when specific criteria are not met, as well as for the reporting and measuring seed money in separate accounts as general account assets, and for recognizing contract holder liabilities. The adoption of these provisions of the SOP are expected to have no effect on LNC’s financial statements.

Universal Life Contracts. LNC’s Life Insurance segment offers individual and survivor-life universal life insurance products that provide a secondary guarantee to the contract holder, commonly referred to as a no-lapse guarantee. This feature permits a policy that would normally terminate, if the net cash value were to fall below zero, to remain in force as long as the conditions of the no-lapse provision are met. LNC’s analysis of this benefit indicates that this feature should be considered insignificant, as newly defined by the SOP. In general, LNC does not expect to record an additional liability for its current secondary guarantee offerings. However, in the event that an additional liability is required under the SOP for certain of LNC’s current secondary guarantee features, LNC would not expect the adoption of the SOP to have a material effect on its financial statements.

LNC understands that throughout the life insurance industry a wide variety of interpretations and approaches to the application of the SOP to fixed and variable universal life contracts have recently begun to emerge. Industry-wide concern over this inconsistency in interpretation has become so great that on February 18, 2004 the American Council of Life Insurers (“ACLI”) submitted a letter on behalf of the industry to the Chairman of AcSEC, requesting a delay of the effective date for the SOP, as it applies to universal life insurance, until such time that guidance for these implementation matters can be made available. If AcSEC decides to address these industry-wide concerns and issue new guidance, LNC’s current estimates of the expected effects of the adoption of the SOP could change.

Other Products and Riders. LNC continues to review the features and characteristics of other products and riders offered within its Retirement, Life Insurance, and Lincoln UK segments, and to evaluate the potential applicability of the SOP to these other products and riders. With respect to the other products and riders that are the subject of this ongoing review, LNC does not currently expect that the adoption of the SOP should have a material effect on LNC’s financial statements.

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FASB Financial Staff Position No. FAS - 106-1 Medicare Prescription Drug Improvement and Modernization Act of 2003. In December 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (“the Medicare Act”) became law. Beginning in 2006, the Medicare Act provides various alternatives that could result in an offset to some portion of the costs of prescription drug benefits provided to retirees. In January 2004, the staff of the FASB issued Financial Staff Position No. FAS 106-1 (“FSP 106-1”), which permits a sponsor of a post-retirement health care plan that provides retiree prescription drug benefits to make a one-time election to defer accounting for the effects of the Medicare Act.

There are several uncertainties that exist as to the eventual effects of the Medicare Act on the cost of the prescription drug benefits currently included in LNC’s retiree medical benefit plan. These uncertainties include various administrative components related to the Medicare Act that have yet to be developed, the potential for significant legislative changes to the Medicare Act prior to its implementation in 2006, and the interrelated effects that the existence of various cost containment measures currently included within LNC’s retiree medical benefit plans may have under the new legislation. However, regardless of the outcome of these various uncertainties, LNC does not currently expect that the Medicare Act would have a material affect on future net income due to the cost containment measures already in place under LNC’s retiree medical benefit plans.

Due to these uncertainties and expected immaterial impact, LNC has elected to defer accounting for the effects of the Medicare Act. Having made this deferral election, FSP 106-1 prohibits LNC from accounting for the effects of the Medicare Act until such time as either final FASB guidance is issued or a significant event occurs that would require a remeasurement of plan assets and obligations. Accordingly, the measures of accumulated post-retirement benefit obligation and periodic post-retirement benefit cost in LNC’s financial statements for the year ended December 31, 2003 do not reflect the effects of the Medicare Act.

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

Accounting for Stock-Based Compensation - Transition and Disclosure. On December 31, 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation- Transition and Disclosure” (“FAS 148”), which provides alternative methods of transition for entities that change to the fair value method of accounting for stock-based employee compensation. LNC adopted the fair value method of accounting under FAS 123 with the retroactive restatement method, as amended by FAS 148, as of January 1, 2003 and restated its financial statements for the years 2002, 2001, and 2000.

Accounting for Costs Associated with Exit or Disposal Activities. In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“FAS 146”), which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Action (including Certain Costs Incurred in a Restructuring)” (“Issue 94-3”). The principal difference between FAS 146 and Issue 94-3 is that FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

liability is incurred, rather than at the date of an entity’s commitment to an exit plan. FAS 146 is effective for exit or disposal activities after December 31, 2002. LNC adopted FAS 146 on January 1, 2003, and the adoption affects the timing of when expense is recognized for restructuring activities after December 31, 2002. See Note 12 for information on Restructuring charges.

Accounting for the Impairment or Disposal of Long-lived Assets. LNC adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” on January 1, 2002. The effect of adoption was immaterial.

Accounting for Business Combinations and Goodwill and Other Intangible Assets. LNC adopted Statements of Financial Accounting Standards No. 141, “Business Combinations” (“FAS 141”), and No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”) on January 1, 2002. After consideration of the provisions of the new standards regarding proper classification of goodwill and other intangible assets on the consolidated balance sheet, LNC did not reclassify any goodwill or other intangible balances held as of January 1, 2002.

In compliance with the transition provision of FAS 142, LNC completed the first step of the transitional goodwill impairment test during the second quarter of 2002. The valuation techniques used by LNC to estimate the fair value of the group of assets comprising the different reporting units varied based on the characteristics of each reporting unit’s business and operations. A discounted cash flow model was used to assess the goodwill of the reporting units within LNC’s Lincoln Retirement, Life Insurance and Lincoln UK segments. A valuation technique combining multiples of revenues, earnings before interest, taxes, depreciation and amortization (“EBITDA”) and assets under management was used to assess the goodwill in LNC’s Investment Management segment. The results of the first step of the tests indicate that LNC does not have impaired goodwill. In accordance with FAS 142, LNC has chosen October 1 as its annual review date. As such, LNC performed annual valuation reviews during the fourth quarter of 2003 and 2002. The results of the tests performed as of October 1, 2003 and 2002 indicate that LNC does not have impaired goodwill.

As a result of the application of the non-amortization provisions of the new standards, LNC had an increase in net income of $41.7 million ($0.22 per common share on a fully diluted basis) for the year ended December 31, 2002.

The reconciliation of reported net income to adjusted net income is as follows:

(in millions except per share amounts)	Year Ended December 31, 2001
Reported Net Income	$545.6
Add back: Goodwill Amortization (after-tax)	43.4

Adjusted Net Income	$589.0

Earnings Per Common Share – Basic:
Reported Net Income	$2.89
Add back: Goodwill Amortization (after-tax)	0.23

Adjusted Net Income	$3.12

Earnings Per Common Share – Diluted:
Reported Net Income	$2.85
Add-back: Goodwill Amortization (after-tax)	0.23

Adjusted Net Income	$3.08

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The consolidated carrying value of goodwill changes as a result of acquisitions and changes in foreign currency exchange rates. The Lincoln UK segment’s carrying value changes as a result of the translation of the Lincoln UK balance from British pounds to U.S. dollars based on prevailing exchange rates as of the balance sheet date. During the 2002, goodwill for the Retirement segment increased as a result of the acquisition of The Administrative Management Group, Inc. (“AMG”). Total purchased goodwill in 2002 from the acquisition was $20.2 million. (see Note 11).

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

Accounting for Derivative Instruments and Hedging Activities. Effective January 1, 2001, LNC adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”) on a prospective basis. The transition adjustments that LNC recorded upon adoption of FAS 133 on January 1, 2001 resulted in a net loss of $4.3 million after-tax or $0.02 per share ($6.6 million pre-tax) recorded in net income, and a net gain of $17.6 million after-tax or $0.09 per share ($27.1 million pre-tax) recorded as a component of Other Comprehensive Income (“OCI”) in equity. Deferred acquisition costs of $4.8 million were restored and netted against the transition loss on derivatives recorded in net income and deferred acquisition costs of $18.3 million were amortized and netted against the transition gain recorded in OCI. A portion of the transition adjustment ($3.5 million after-tax) recorded in net income upon adoption of FAS 133 was reclassified from the OCI account, Net Unrealized Gain on Securities Available-for-Sale. These transition adjustments were reported in the financial statements as a cumulative effect of a change in accounting principle.

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Investments

The amortized cost, gross unrealized gains and losses, and fair value of securities available-for-sale are as follows:

December 31 (in millions)	Amortized Cost	Gains	Losses	Fair Value
2003:
Corporate bonds	$24,305.0	$1,736.6	$(173.1)	$25,868.5
U.S. Government bonds	219.0	9.3	(2.5)	225.8
Foreign government bonds	1,153.2	58.0	(16.6)	1,194.6
Asset and mortgage-backed securities:
Mortgage pass-through securities	469.9	15.3	(1.5)	483.7
Collateralized mortgage obligations	2,434.4	66.9	(9.2)	2,492.1
Commercial Mortgage Backed Securities	1,956.0	119.2	(13.1)	2,062.1
Other asset-backed securities	152.3	5.9	(0.5)	157.7
State and municipal bonds	147.9	5.4	(0.5)	152.8
Redeemable preferred stocks	121.8	10.5	(0.1)	132.2

Total fixed maturity securities	30,959.5	2,027.1	(217.1)	32,769.5
Equity securities	173.5	27.3	(1.7)	199.1

Total	$31,133.0	$2,054.4	$(218.8)	$32,968.6

2002:
Corporate bonds	$24,703.8	$1,876.8	$(645.9)	$25,934.7
U.S. Government bonds	410.8	105.0	(2.3)	513.5
Foreign government bonds	1,063.8	73.2	(26.7)	1,110.3
Asset and mortgage-backed securities:
Mortgage pass-through securities	711.2	26.5	(1.8)	735.9
Collateralized mortgage obligations	2,100.7	114.7	(0.4)	2,215.0
Commercial Mortgage Backed Securities	1,712.1	139.7	(11.9)	1,839.9
Other asset-backed securities	212.6	12.6	(0.5)	224.7
State and municipal bonds	109.4	5.1	(0.1)	114.4
Redeemable preferred stocks	78.7	1.7	(1.3)	79.1

Total fixed maturity securities	31,103.1	2,355.3	(690.9)	32,767.5
Equity securities	334.5	47.2	(44.5)	337.2

Total	$31,437.6	$2,402.5	$(735.4)	$33,104.7

Future maturities of fixed maturity securities available-for-sale are as follows:

December 31, 2003 (in millions)	Amortized Cost	Fair Value
Due in one year or less	$695.7	706.1
Due after one year through five years	6,924.7	7,324.1
Due after five years through ten years	9,302.7	9,921.3
Due after ten years	9,023.8	9,622.4

Subtotal	25,946.9	27,573.9
Asset and mortgage-backed securities	5,012.6	5,195.6

Total	$30,959.5	32,769.5

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The foregoing data is based on stated maturities. Actual maturities will differ in some cases because borrowers may have the right to call or pre-pay obligations.

Par value, amortized cost and estimated fair value of investments in asset and mortgage-backed securities available-for-sale summarized by interest rates of the underlying collateral are as follows:

December 31, 2003 (in millions)	Par Value	Amortized Cost	Fair Value
Below 6%	$2,247.0	$1,598.8	$1,607.2
6%-7%	1,324.9	1,331.1	1,375.9
7% - 8%	1,525.0	1,539.6	1,636.6
Above 8%	550.3	543.1	575.9

Total	$5,647.2	$5,012.6	$5,195.6

The quality ratings for fixed maturity securities available-for-sale are as follows:

December 31, 2003 (in millions except %)	Fair Value	% of Total
Treasuries and AAA	$7,414.3	22.6
AA	2,057.3	6.3
A	9,833.8	30.0
BBB	11,164.0	34.1
BB	1,448.2	4.4
Less than BB	851.9	2.6

Total	$32,769.5	100

The major categories of net investment income are as follows:

Year Ended December 31 (in millions)	2003	2002	2001
Fixed maturity securities – available-for-sale	$2,113.2	$2,117.0	$2,121.0
Equity securities – available-for-sale	12.3	15.4	17.6
Trading securities	46.5	—	—
Mortgage loans on real estate	338.3	356.8	374.5
Real estate	43.9	47.4	49.5
Policy loans	123.2	134.5	125.3
Invested cash	7.8	37.6	68.4
Other investments	48.7	16.3	69.6

Investment revenue	2,733.9	2,725.0	2,825.9
Investment expense	95.4	93.1	117.1

Net investment income	$2,638.5	$2,631.9	$2,708.8

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Trading securities at fair value retained in connection with Modco and CFW reinsurance arrangements, consisted of the following:

December 31 (in millions)	2003
Corporate bonds	$2,479.2
U.S. Government bonds	287.4
Foreign government bonds	49.1
Asset and mortgage-backed securities:
Mortgage pass-through securities	18.9
Collateralized mortgage obligations	112.0
Commercial Mortgage Backed Securities	139.7
Other asset-backed securities	9.7
State and municipal bonds	20.2
Redeemable preferred stocks	1.7

Total fixed maturity securities	3,117.9
Equity securities	2.2

Total	$3,120.1

The detail of the realized loss on investments and derivative instruments is as follows:

Year Ended December 31 (in millions)	2003	2002	2001
Fixed maturity securities available-for-sale
Gross gain	$336.7	$171.4	$193.0
Gross loss	(356.8)	(586.3)	(435.3)
Equity securities available-for-sale
Gross gain	27.8	9.8	30.2
Gross loss	(40.1)	(23.6)	(24.4)
Other investments	28.1	23.4	33.7
Associated (amortization)/restoration of deferred acquisition costs and provision for policyholder commitments	(2.4)	145.0	106.8
Investment expenses	(10.0)	(12.4)	(9.2)

Total Investments	(16.7)	(272.7)	(105.2)
Derivative instruments net of associated (amortization)/restoration of deferred acquisition costs	(2.5)	1.2	(9.3)

Total Investments and Derivative Instruments	$(19.2)	$(271.5)	$(114.5)

Provisions (credits) for write-downs and net changes in allowances for loss, which are included in the realized gain (loss) on investments and derivative instruments shown above, are as follows:

Year Ended December 31 (in millions)	2003	2002	2001
Fixed maturity securities available-for-sale	$249.4	$300.1	$237.2
Equity securities available-for-sale	3.4	21.4	15.7
Mortgage loans on real estate	5.6	9.7	(2.7)
Real estate	4.1	—	0.7
Other long-term investments	—	6.4	0.9
Guarantees	(0.3)	0.1	—

Total	$262.2	$337.7	$251.8

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The portion of market adjustment for trading securities and the corresponding market adjustment for the reinsurance embedded derivative related to trading securities at December 31, 2003 was $334.7 million.

The change in net unrealized gains (losses) on investments in fixed maturity and equity securities available-for-sale is as follows:

Year Ended December 31 (in millions)	2003	2002	2001
Fixed maturity securities	$145.6	$1,274.7	$317.0
Equity securities	22.9	(23.4)	(60.8)

Total	$168.5	$1,251.3	$256.2

For total traded and private securities held by LNC at December 31, 2003 that are in unrealized loss status, the fair value, amortized cost, unrealized loss and total time period that the security has been in an unrealized loss position are presented in the table below.

(000s omitted)	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
2003
≤ 90 days	$1,975,203	39.8%	$1,995,639	38.5%	$(20,436)	9.3%
> 90 days but ≤ 180 days	1,342,624	27.1%	1,382,841	26.7%	(40,217)	18.4%
> 180 days but ≤ 270 days	536,887	10.8%	565,322	10.9%	(28,435)	13.0%
> 270 days but ≤ 1 year	148,057	3.0%	153,286	3.0%	(5,229)	2.4%
> 1 year	957,206	19.3%	1,081,730	20.9%	(124,524)	56.9%

Total	$4,959,977	100.0%	$5,178,818	100.0%	$(218,841)	100.0%

Securities available-for-sale that were deemed to have declines in fair value that were other than temporary were written down to fair value. The fixed maturity securities to which these write-downs apply were generally of investment grade at the time of purchase, but were subsequently downgraded by rating agencies to “below-investment grade.” Factors considered by LNC in determining whether declines in the fair value of fixed maturity securities are other than temporary include 1) the significance of the decline, 2) LNC’s ability and intent to retain the investment for a sufficient period of time for it to recover, 3) the time period during which there has been a significant decline in value, and 4) fundamental analysis of the liquidity, business prospects and overall financial condition of the issuer. Based upon these factors, securities that have indications of potential impairment are subject to intensive review. Where such analysis results in a conclusion that declines in fair values are other than temporary, the security is written down to fair value. See Note 8 (Fair Value of Financial Instruments) to the consolidated financial statements for a general discussion of the methodologies and assumptions used to determine estimated fair values.

The balance sheet captions, “Real Estate” and “Property and Equipment,” include allowances for depreciation as follows:

December 31 (in millions)	2003	2002
Real estate	$22.0	$41.0
Property and equipment	166.9	175.6

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Impaired mortgage loans along with the related allowance for losses are as follows:

December 31 (in millions)	2003	2002
Impaired loans with allowance for losses	$120.2	$72.3
Allowance for losses	(17.5)	(11.9)
Impaired loans with no allowance for losses	—	—

Net impaired loans	$102.7	$60.4

The allowance for losses is maintained at a level believed adequate by LNC to absorb estimated probable credit losses. LNC’s periodic evaluation of the adequacy of the allowance for losses is based on LNC’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payments), the estimated value of the underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective, as it requires estimating the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change.

A reconciliation of the mortgage loan allowance for losses for these impaired mortgage loans is as follows:

Year Ended December 31 (in millions)	2003	2002	2001
Balance at beginning-of-year	$11.9	$2.2	$4.9
Provisions for losses	16.4	12.7	0.7
Releases due to principal paydowns	(10.8)	(3.0)	(3.4)
Releases due to foreclosures	—	—	—

Balance at end-of-year	$17.5	$11.9	$2.2

The average recorded investment in impaired mortgage loans and the interest income recognized on impaired mortgage loans were as follows:

Year Ended December 31 (in millions)	2003	2002	2001
Average recorded investment in impaired loans	$72.6	$54.0	$25.0
Interest income recognized on impaired loans	8.1	5.6	3.0

All interest income on impaired mortgage loans was recognized on the cash basis of income recognition.

As of December 31, 2003, LNC had no mortgage loans on non-accrual status compared with $1.8 million at December 31, 2002. As of December 31, 2003 and 2002, LNC had no mortgage loans past due 90 days and still accruing.

As of December 31, 2003 and 2002, LNC had restructured mortgage loans of $63.6 million and $4.6 million, respectively. LNC recorded $4.7 million and $0.4 million of interest income on these restructured mortgage loans in 2003 and 2002, respectively. Interest income in the amount of $5.8 million and $0.4 million would have been recorded on these mortgage loans according to their original terms in 2003 and 2002, respectively. As of December 31, 2003 and 2002, LNC had no outstanding commitments to lend funds on restructured mortgage loans.

As of December 31, 2003, LNC’s investment commitments for fixed maturity securities (primarily private placements), mortgage loans on real estate and real estate were $578.2 million. This includes $205.8 million of standby commitments to purchase real estate upon completion and leasing.

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The carrying value of fixed maturity securities available-for-sale, mortgage loans on real estate and real estate investments which were non-income producing totaled $133.0 million and $37.3 million at December 31, 2003 and 2002, respectively.

During the fourth quarter of 2001, LNC completed a securitization of commercial mortgage loans. In the aggregate, the loans had a fair value of $209.7 million and a carrying value of $198.1 million. LNC received $209.7 million from the trust for the sale of the loans. A recourse liability was not recorded since LNC is not obligated to repurchase any loans from the trust that may later become delinquent. Servicing fees of $0.2 million and $0.2 million were received in 2003 and 2002, respectively. The transaction was hedged with total return swaps to lock in the value of the loans. LNC recorded a loss on the hedge of $10.1 million pre-tax and a realized gain on the sale of $11.6 million pre-tax resulting in a net gain of $1.5 million pre-tax. Upon securitization, LNC did not retain an interest in the securitized assets; however, LNC later invested $14.3 million of its general account assets in the certificates issued by the trust. This investment is included in fixed maturity securities on the balance sheet.

During the third quarter of 2003, LNC completed a securitization of commercial mortgage loans. In the aggregate, the loans had a fair value of $182.2 million and a carrying value of $167.3 million. LNC received $182.2 million from the trust for the sale of the loans. A recourse liability was not recorded since LNC is not obligated to repurchase any loans from the trust that may later become delinquent. Servicing fees of $0.03 million were received in 2003. The transaction was hedged with interest rate swaps to lock in the value of the loans. LNC recorded a gain on the hedge of $7.8 million pre-tax and realized a gain on the sale of $14.9 million pre-tax resulting in a total net gain of $22.7 million pre-tax. LNC did not retain an interest in the securitized assets.

4. Federal Income Taxes

The Federal income tax expense (benefit) is as follows:

Year Ended December 31 (in millions)	2003	2002	2001
Current	$30.7	$(159.2)	$495.0
Deferred	249.7	56.5	(350.3)

Total tax expense	$280.4	$(102.7)	$144.7

The effective tax rate on pre-tax income from continuing operations is lower than the prevailing corporate Federal income tax rate. A reconciliation of this difference is as follows:

Year Ended December 31 (in millions)	2003	2002	2001
Tax rate times pre-tax income	$366.6	$(18.8)	$247.1
Effect of:
Tax-preferred investment income	(56.3)	(52.6)	(68.6)
UK taxes	(10.1)	(16.1)	(28.5)
Tax credits	(15.5)	(17.7)	(17.1)
Goodwill	—	—	13.2
Other items	(4.3)	2.5	(1.4)

Provision for income taxes	$280.4	$(102.7)	$144.7
Effective tax rate	27%	N/M	21%

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effective tax rate is a ratio of tax expense over pre-tax income. Since the pre-tax income of $(53.8) million resulted in a tax benefit of $102.7 million in 2002, the effective tax rate was not meaningful.

The Federal income tax recoverable asset (liability) is as follows:

December 31 (in millions)	2003	2002
Current	$(27.4)	$70.0
Deferred	73.3	247.7

Total Federal income tax asset	$45.9	$317.7

Significant components of LNC’s deferred tax assets and liabilities are as follows:

December 31 (in millions)	2003	2002
Deferred tax assets:
Insurance and investment contract liabilities	$1,188.0	$1,268.8
Reinsurance deferred gain	321.6	397.5
Net operating and capital loss carryforwards	150.7	197.2
Modco embedded derivative	124.0	—
Postretirement benefits other than pensions	15.5	33.0
Compensation related	114.1	138.5
Ceding commission asset	14.8	16.7
Other	176.3	221.4

Total deferred tax assets	2,105.0	2,273.1
Valuation allowance for deferred tax assets	51.2	51.2

Net deferred tax assets	2,053.8	2,221.9

Deferred tax liabilities:
Deferred acquisition costs	616.0	540.6
Investment related	256.4	206.0
Net unrealized gain on securities available-for-sale	644.1	602.2
Trading security gains	117.2	—
Present value of business in-force	322.6	354.5
Other	24.2	270.9

Total deferred tax liabilities	1,980.5	1,974.2

Net deferred tax asset	$73.3	$247.7

Net cash received for Federal income taxes in 2003 was $65.0 million due to the carry back of 2002 tax losses. Cash paid for Federal income taxes in 2002 and 2001 was $382.9 million and $57.6 million, respectively.

LNC is required to establish a valuation allowance for any gross deferred tax assets that are unlikely to reduce taxes payable in future years’ tax returns. At December 31, 2003, LNC believes that it is more likely than not that all gross deferred tax assets will reduce taxes payable in future years except for the amount of the valuation allowance established in 2001. In 2001, LNC established a valuation allowance of $51.2 million for the gross deferred tax asset relating to net operating losses of its foreign life reinsurance subsidiary. The net operating losses of this subsidiary are subject to Federal income tax limitations that only allow the net operating losses to be used to offset future taxable income of the subsidiary. Due to the disposition of its reinsurance operations, LNC believes that it is more likely than not that LNC will not realize all of the tax benefits associated

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

with this subsidiary’s net operating losses. Because LNC has been required to defer recognition of the gain on the portion of the disposition of its reinsurance operation that was structured as indemnity reinsurance, the establishment of this valuation allowance was recorded as a decrease in the after-tax amount of the reinsurance deferred gain carried on LNC’s consolidated balance sheet.

At December 31, 2003, LNC had net operating loss carryforwards for Federal income tax purposes of $282.6 million for its foreign life reinsurance company, Lincoln National Reinsurance Company (Barbados) (“LNR Barbados”) that expire in 2014 and 2018. LNC also had net capital loss carryforwards of $147.9 million that will expire in 2007. In contrast to the net operating losses of LNR Barbados, the net capital losses can be used to offset capital gains of any affiliate in future LNC consolidated U.S. tax returns. Accordingly, LNC believes that it is more likely than not that the capital losses will be fully utilized within the allowable carryforward period.

LNC has made the decision not to permanently reinvest earnings in Lincoln National (UK) plc and Investment Management’s UK operating subsidiary Delaware Investment Advisers, Ltd. Full U.S. deferred taxes applicable to any un-repatriated earnings have been recorded.

Under prior Federal income tax law, one-half of the excess of a life insurance company’s income from operations over its taxable investment income was not taxed, but was set aside in a special tax account designated as “Policyholders’ Surplus.” At December 31, 2003, LNC has approximately $196.0 million of untaxed “Policyholders’ Surplus” on which no payment of Federal income taxes will be required unless it is distributed as a dividend, or under other specified conditions. Barring the passage of unfavorable tax legislation, LNC does not believe that any significant portion of the account will be taxed in the foreseeable future. Accordingly, no deferred tax liability has been recognized relating to LNC’s Policyholders’ Surplus balance. If the entire Policyholders’ Surplus balance became taxable at the current Federal rate, the tax would be approximately $68.6 million.

LNC has been identified by the Internal Revenue Service (“IRS”) as a coordinated industry taxpayer requiring annual audits. The audits from tax years through 1995 have been completed and these years are closed. LNC is currently under audit by IRS for years 1996-2002. LNC does not anticipate that any adjustments that might result from such audits would be material to LNC’s consolidated results of operations or financial condition.

5. Supplemental Financial Data

Reinsurance transactions included in the income statement captions, “Insurance Premiums” and “Insurance Fees”, are as follows:

Year Ended December 31 (in millions)	2003*	2002*	2001*
Insurance assumed	$1.0	$1.1	$1,425.4
Insurance ceded	250.9	233.1	993.9

Net reinsurance premiums and fees	$(249.9)	$232.0	$431.5

*	The reinsurance activity for the year ended December 31, 2001 includes the activity of the former Reinsurance segment for the eleven months ended November 30, 2001 and the activity related to the indemnity reinsurance transaction with Swiss Re for the one month ended December 31, 2001. The reinsurance activity for 2003 and 2002 excludes activity related to the indemnity reinsurance transaction with Swiss Re.

The income statement caption, “Benefits,” is net of reinsurance recoveries of $0.6 billion in each of the years ended December 31, 2003, 2002 and 2001.

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A roll forward of the balance sheet account, “Deferred Acquisition Costs,” is as follows:

Year Ended December 31 (in millions)	2003	2002
Balance at beginning-of-year	$2,970.9	$2,885.3
Deferral	658.7	627.3
Amortization	(323.1)	(346.7)
Adjustment related to realized gains (losses) on securities available-for-sale	(50.2)	115.0
Adjustment related to unrealized gains on securities available-for-sale	(126.0)	(338.5)
Foreign currency translation adjustment	62.0	56.9
Other	—	(28.4)

Balance at end-of-year	$3,192.3	$2,970.9

Realized gains and losses on investments and derivative instruments on the Statements of Income for the year ended December 31, 2003, 2002 and 2001 are net of amounts restored or (amortized) against deferred acquisition costs of $(50.2) million, $115.0 million and $112.9 million, respectively. In addition, realized gains and losses for the year ended December 31, 2003, 2002 and 2001 are net of adjustments made to policyholder reserves of $48.4 million, $27.3 million and $10.5 million, respectively. LNC has either a contractual obligation or has a consistent historical practice of making allocations of investment gains or losses to certain policyholders and to certain reinsurance arrangements.

Details underlying the income statement caption, “Underwriting, Acquisition, Insurance and Other Expenses,” are as follows:

Year Ended December 31 (in millions)	2003	2002	2001
Commissions	$576.1	$579.4	$860.3
Other volume related expenses	328.4	256.8	184.8
Operating and administrative expenses	894.4	928.0	1,114.5
Deferred acquisition costs net of amortization	(335.7)	(280.6)	(346.4)
Restructuring charges	53.8	(2.2)	38.0
Goodwill amortization	—	—	43.4
Other intangibles amortization	88.2	144.7	125.2
Other	107.1	107.1	121.5

Total	$1,712.7	$1,733.2	$2,141.3

The carrying amount of goodwill by reportable segment as of December 31, is as follows:

(in millions)	2003	2002
Life Insurance Segment	$855.1	$855.1
Investment Management Segment	300.7	300.7
Lincoln Retirement Segment	64.1	64.1
Lincoln UK Segment	14.8	13.3

Total	$1,234.7	$1,233.2

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For intangible assets subject to amortization, the total gross carrying amount and accumulated amortization in total and for each major intangible asset class by segment are as follows:

	As of December 31, 2003		As of December 31, 2002
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized Intangible Assets:
Present value of in-force
Lincoln Retirement Segment	$225.0	$111.9	$225.0	$102.3
Life Insurance Segment	1,254.2	445.5	1,254.2	364.1
Lincoln UK Segment**	381.8	107.1	344.2	106.8
Client lists
Investment Management Segment	103.6	69.7	103.6	61.8

Total	$1,964.6	$734.2	$1,927.0	$635.0

**	The gross carrying amount and accumulated amortization of the present value of in-force for the Lincoln UK segment changed from December 31, 2002 to December 31, 2003 due to the translation of the balances from British pounds to U.S. dollars based on the prevailing exchange rate as of the balance sheet dates.

The aggregate amortization expense for other intangible assets for the years ended December 31, 2003, 2002 and 2001 was $88.1 million, $144.7 million and $125.2 million, respectively.

Future estimated amortization of other intangible assets is as follows (in millions):

2004 - $81.4	2005 - $79.4	2006 - $76.6
2007 - 78.8	2008 - 77.4	Thereafter – 834.0

A reconciliation of the present value of insurance business acquired included in other intangible assets is as follows:

December 31 (in millions)	2003	2002	2001
Balance at beginning of year	$1,250.2	$1,362.5	$1,483.3
Adjustments to balance	—	—	(0.7)
Interest accrued on unamortized balance	73.9	81.4	84.5
(Interest rates range from 5% to 7%)
Amortization	(154.1)	(217.8)	(197.6)
Foreign exchange adjustment	26.5	24.1	(7.0)

Balance at end-of-year	1,196.5	1,250.2	1,362.5
Other intangible assets (non-insurance)	33.9	41.8	50.1

Total other intangible assets at end-of-year	$1,230.4	$1,292.0	$1,412.6

Details underlying the balance sheet caption, “Contractholder Funds,” are as follows:

December 31 (in millions)	2003	2002
Premium deposit funds	$21,769.3	$20,518.8
Undistributed earnings on participating business	155.1	156.7
Other	680.9	610.9

Total	$22,605.3	$21,286.4

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Details underlying the balance sheet captions related to total debt are as follows:

December 31 (in millions)	2003	2002
Short-term debt:
Commercial paper	$44.0	$141.1
Other short-term notes	—	11.9

Total short-term debt	44.0	153.0
Long-term debt less current portion:
7.250% notes payable, due 2005	192.7	192.5
5.25% notes payable, due 2007	255.2	257.2
6.5% notes payable, due 2008	100.1	100.1
6.20% notes payable, due 2011	249.4	249.3
7% notes payable, due 2018	200.2	200.2
9.125% notes payable, due 2024	119.9	119.9

Total long-term debt	1,117.5	1,119.2
Junior subordinated debentures issued to affiliated trusts:
7.40% (redeemed July 2003)	—	200.0
5.67% (matured August 2003)	—	5.0
7.65% due 2050	186.7	187.7
6.75% due 2052	154.6	—

Total	341.3	392.7

Total Debt	$1,502.8	$1,664.9

The U.S. commercial paper outstanding at December 31, 2003 had a weighted average interest rate of 1.2%.

Future maturities of long-term debt are as follows (in millions):

2004 –	$—	2006 –	$—	2008 –	$100
2005 –	$193	2007 –	$250	Thereafter –	$570.3

LNC also has access to capital from junior subordinated debentures issued to affiliated trusts. Hybrid securities currently outstanding, which combine debt and equity characteristics, were offered through a series of trusts (Lincoln National Capital V and VI). These trusts were formed solely for the purpose of issuing preferred securities and lending the proceeds to LNC. The common securities of these trusts are owned by LNC. The only assets of Lincoln National Capital V and VI are the junior subordinated debentures issued by LNC. Distributions are paid by these trusts to the preferred security holders on a quarterly basis. The principal obligations of these trusts are irrevocably guaranteed by LNC. Upon liquidation of these trusts, the holders of the preferred securities would be entitled to a fixed amount per share plus accumulated and unpaid distributions. LNC reserves the right to: 1) redeem the preferred securities at a fixed price plus accumulated and unpaid distributions and; 2) extend the stated redemption date up to 19 years if certain conditions are met. LNC has determined that the trusts are variable interest entities as defined by FIN 46. Prior to the implementation of FIN 46, LNC consolidated the trusts, which resulted in the elimination of the junior subordinated debentures issued to the affiliated trusts. Upon implementation of FIN 46, LNC no longer consolidates these trusts. The effect of the deconsolidation was not material.

In July 2003 LNC redeemed the $200 million 7.40% Trust Originated Preferred Securities (“TOPrS”) issued by Lincoln Capital III and guaranteed by LNC. A loss of $3.7 million ($5.6 million pre-tax) related to unamortized issuance costs was reported in 2003 related to the redemption. This expense is included in the income statement caption “Interest and debt expense.” In September, Lincoln Capital VI, a wholly-owned

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

affiliated trust of LNC, issued $150 million of 6.75% Trust Preferred Securities, Series F guaranteed by LNC. The debentures mature September 11, 2052 and can be redeemed for principal plus accrued interest beginning September 11, 2008.

In January 2002, LNC redeemed $100 million 8.35% TOPrS which were issued by Lincoln Capital II in August 1996. In June 2002, LNC issued $250 million 5.25% five-year senior notes. In conjunction with the $250 million debt issue, LNC executed an interest rate swap in the amount of $100 million notional that effectively converted the 5.25% fixed rate coupon on that portion of the bond into LIBOR-based floating rate debt.

In April 2002, a new shelf registration statement was declared effective by the Securities and Exchange Commission. The new shelf registration totaled $1.2 billion (including $402.5 million of registered but unissued securities from previous registration statements). After giving consideration to the $250 million 5.25% five-year senior notes issued in June 2002 and the $150 million retail trust preferred securities issued in September 2003 by Lincoln Capital V, LNC had at December 31, 2003 $800 million remaining under the shelf registration to issue debt securities, preferred stock, common stock, warrants, stock purchase contracts and stock purchase units of LNC and trust preferred securities of two affiliated trusts. The net proceeds from the sale of the securities offered by this shelf registration and the applicable prospectus supplement(s) are expected to be used by LNC for general corporate purposes, including repurchases of outstanding common stock, repayment or redemption of outstanding debt or preferred stock, the possible acquisition of financial services businesses or assets thereof, investment in portfolio assets and working capital needs. See Subsequent Event footnote on page 158.

LNC maintains three revolving credit agreements with a group of domestic and foreign banks totaling $536 million. One agreement, in the amount of $300 million, expires in December 2005 and the second agreement, in the amount of $200 million, expires in February 2007. The Lincoln UK agreement was renewed in January 2004 for $18 million maturing in January 2005. All three agreements provide for interest on borrowings based on various money market indices. Under all three agreements, LNC must maintain senior unsecured long-term debt ratings of at least S&P A- and Moody’s A3 or be restricted by an adjusted debt to capitalization ratio. At December 31, 2003, LNC had no outstanding borrowings under the agreements. During 2003, 2002 and 2001, fees paid for maintaining revolving credit agreements amounted to $0.5 million, $0.6 million and $0.7 million, respectively.

Cash paid for interest related to LNC’s debt and junior subordinated debentures of affiliated subsidiary trusts for 2003, 2002 and 2001 was $93.5 million, $96.6 million and $123.1 million, respectively.

6. Employee Benefit Plans

Pension and Other Post-retirement Benefit Plans – U.S. LNC maintains funded defined benefit pension plans for most of its U.S. employees and, prior to January 1, 1995, most full-time agents. Effective January 1, 2002, the employees’ pension plan has a cash balance formula. Employees retiring before 2012 will have their benefits calculated under both the old and new formulas and will receive the greater of the two calculations. Employees retiring in 2012 or after will receive benefits under the amended plan. Benefits under the old employees’ plan are based on total years of service and the highest 60 months of compensations during the last 10 years of employment. Under the amended plan, employees have guaranteed account balances that grow with pay and interest credits each year. The amendment to the employees’ pension plan resulted in a $27.8 million pre-tax negative unrecognized prior service cost in 2001 that will be evenly recognized over future periods. All benefits applicable to the defined benefit plan for agents were frozen as of December 31, 1994. The plans are funded by contributions to tax-exempt trusts. LNC’s funding policy is consistent with the funding requirements of Federal law and regulations. Contributions are intended to provide not only the benefits attributed to service to date, but also those expected to be earned in the future.

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

LNC also sponsors unfunded plans that provide post-retirement medical, dental and life insurance benefits to full-time U.S. employees and agents who, depending on the plan, have worked for LNC 10 years and attained age 55 (60 for agents). Medical and dental benefits are also available to spouses and other dependents of employees and agents. For medical and dental benefits, limited contributions are required from individuals who retired prior to November 1, 1988. Contributions for later retirees, which can be adjusted annually, are based on such items as years of service at retirement and age at retirement. Effective April 1, 2004, the employees’ post-retirement plan was changed such that employees and agents not attaining age 50 by that date will not be eligible to receive life insurance benefits when they retire. This amendment to the plan resulted in the immediate recognition at the end of 2003 of a one-time curtailment gain of $2.4 million pre-tax. Life insurance benefits for retirees are noncontributory for employees and agents that attain the age of 50 by April 1, 2004 and meet the eligibility requirements at the time they retire; however, these participants can elect supplemental contributory life benefits up to age 70. Effective July 1, 1999, the agents’ post-retirement plan was changed to require agents retiring on or after that date to pay the full medical and dental premium costs. Beginning January 1, 2002, the employees’ post-retirement plan was changed to require employees not yet age 50 with five years of service by the end of 2001 to pay the full medical and dental premium cost when they retire. This change in the plan resulted in the immediate recognition at the end of 2001 of a one-time curtailment gain of $11.3 million pre-tax.

On December 1, 2001, Swiss Re acquired LNC’s reinsurance business. This transaction resulted in the immediate recognition of a one-time curtailment gain on post-retirement benefits of $6 million pre-tax and additional expense of $1.4 million pre-tax related to pension benefits for a net curtailment gain of $4.6 million pre-tax. This net curtailment gain was included in the realized gain on sale of subsidiaries for the year ended December 31, 2001. Due to the release of the pension obligations on these former LNC employees, there was a $16 million gain in the pension plan that was used to offset prior plan losses.

As discussed in Note 2, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (“the Medicare Act”) became law. Beginning in 2006, the Medicare Act provides various alternatives that could result in an offset to some portion of the costs of prescription drug benefits provided to retirees. In January 2004, the staff of the FASB issued Financial Staff Position No. FAS 106-1 (“FSP 106-1”), which permits a sponsor of a post-retirement health care plan that provides retiree prescription drug benefits to make a one-time election to defer accounting for the effects of the Medicare Act.

LNC has elected to defer accounting for the effects of the Medicare Act. Accordingly, the measures of accumulated post-retirement benefit obligation and periodic post-retirement benefit cost in LNC’s financial statements for the year ended December 31, 2003 do not reflect the effects of the Medicare Act.

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Obligations, Funded Status and Assumptions – U.S. Plans

Information with respect to U.S. defined benefit plan asset activity and defined benefit plan obligations is as follows:

	Pension Benefits		Other Post- retirement Benefits
Year Ended December 31 (in millions)	2003	2002	2003	2002
Change in plan assets:
Fair value of plan assets at beginning-of-year	$391.8	$389.7	$—	$—
Actual return on plan assets	94.3	(36.2)	—	—
Company contributions	56.6	66.5	5.7	8.0
Administrative expenses	(2.0)	(1.7)	—	—
Benefits paid	(30.2)	(26.5)	(5.7)	(8.0)

Fair value of plan assets at end-of-year	$510.5	$391.8	$—	$—

Change in benefit obligation:
Benefit obligation at beginning-of-year	$520.6	$474.7	$106.5	$96.8
Plan amendments	—	—	—	—
Service cost	19.5	18.5	1.6	1.5
Interest cost	32.1	31.8	6.0	6.1
Plan participants’ contributions	—	—	1.3	1.4
Special termination benefits	1.4	—	—	—
Plan curtailment gain	—	—	(2.4)	—
Actuarial (gains) losses	(14.7)	22.1	(11.1)	8.7
Benefits paid	(30.2)	(26.5)	(5.7)	(8.0)

Benefit obligation at end-of-year	$528.7	$520.6	$96.2	$106.5

Underfunded status of the plans	$(18.2)	$(128.8)	$(96.2)	$(106.5)
Unrecognized net actuarial (gains) losses	48.2	132.0	(1.7)	9.2
Unrecognized prior negative service cost	(17.1)	(20.1)	—	—

Prepaid (accrued) benefit cost	$12.9	$(16.9)	$(97.9)	$(97.3)

Weighted-average assumptions as of December 31:
Weighted-average discount rate	6.50%	6.50%	6.50%	6.50%
Expected return on plan assets	8.25%	8.25%	—	—
Rate of increase in compensation:
Salary continuation plan	4.00%	5.00%	—	—
All other plans	4.00%	4.00%	4.00%	4.00%

LNC uses a December 31 measurement date for its U. S. pension and post-retirement plans.

The expected return on plan assets for 2003 and 2002 was 8.25%. This rate is initially established at the beginning of the plan year based on the historical rates of return and is reevaluated based on the actual return through an interim date during the current plan year. As there was not a significant variance between the projected actual return for both 2002 and 2003 and the expected return of 8.25%, LNC maintained the expected return at 8.25% for the actuarial valuation calculated at the end of each year.

The calculation of the accumulated post-retirement benefits obligation assumes a weighted-average annual rate of increase in the per capita cost of covered benefits (i.e. health care cost trend rate) of 10.0% for 2003. It further

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

assumes the rate will gradually decrease to 5.0% by 2015 and remain at that level in future periods. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point each year would increase the accumulated post-retirement benefits obligation as of December 31, 2003 and 2002 by $4.8 million and $7.5 million, respectively. The aggregate of the estimated service and interest cost components of net periodic postretirement benefits cost for the year ended December 31, 2003 and 2002 would increase by $0.4 million and $0.6 million, respectively.

Information for U.S. pension plans with accumulated benefit obligations in excess of plan assets is as follows:

	December 31
(in millions)	2003	2002*
Accumulated benefit obligation	$142.9	$507.2
Projected benefit obligation	145.2	520.6
Fair value of plan assets	78.2	391.8

*	In 2002, all plans had accumulated benefit obligations in excess of plan assets.

Minimum Pension Liability Adjustment

	For the year ended December 31,
(in millions)	2003	2002
Increase/(decrease) in minimum pension liability adjustment included in other comprehensive income (after-tax):
U.S. plans	$(55.5)	$64.8
Non-U.S. plan	12.8	(3.0)

Total	$(42.7)	$61.8

	As of December 31
	2003	2002
Minimum pension liability adjustment included in accumulated other comprehensive income (after-tax)
U.S. plans	$9.3	$64.8
Non-U.S. plan	45.8	33.0

Total	$55.1	$97.8

Components of Net Periodic Pension Cost – U.S. Plans

The components of net defined benefit pension plan and post-retirement benefit plan expense are as follows:

	Pension Benefits			Other Postretirement Benefits
Year Ended December 31 (in millions)	2003	2002	2001	2003	2002	2001
Service cost	$20.8	$19.0	$14.8	$1.6	$1.5	$2.7
Interest cost	32.1	31.8	34.0	6.0	6.1	7.2
Expected return on plan assets	(32.0)	(31.1)	(34.0)	—	—	—
Amortization of prior service cost	(2.2)	(2.5)	0.4	—	—	—
Recognized net actuarial (gains) losses	6.7	0.3	0.3	(0.2)	(0.5)	(0.5)

Net periodic benefit expense	$25.4	$17.5	$15.5	$7.4	$7.1	$9.4

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

LNC maintains a defined contribution plan for its U.S. insurance agents. Contributions to this plan are based on a percentage of the agents’ annual compensation as defined in the plan. Effective January 1, 1998, LNC assumed the liabilities for a non-contributory defined contribution plan covering certain highly compensated former CIGNA agents and employees. Contributions for this plan are made annually based upon varying percentages of annual eligible earnings as defined in the plan. Contributions to this plan are in lieu of any contributions to the qualified agent defined contribution plan. Effective January 1, 2000, this plan was expanded to include certain highly compensated LNC agents. The combined pre-tax expenses for these plans amounted to $3.7 million, $1.0 million and $2.8 million in 2003, 2002 and 2001, respectively. These expenses reflect both LNC’s contribution as well as changes in the measurement of LNC’s liabilities under these plans.

U.S. Plan Assets

LNC’s U.S. pension plan asset allocations at December 31, 2003 and 2002, by asset category are as follows:

	2003	2002
Asset Category
Equity securities	61.9%	59.6%
Fixed income securities	30.7	31.9
Real estate	5.6	5.0
Cash and cash equivalents	1.8	3.5

Total	100.0%	100.0%

The primary investment objective of LNC’s U.S. defined benefit pension plan is for capital appreciation and income growth, with an emphasis on avoiding undue risk. A secondary objective is for current income. Investments can be made using the following asset classes: both domestic and international equity and fixed income securities, real estate, guaranteed products, venture capital, oil and gas and other asset classes the investment managers deem prudent. A five-year time horizon is utilized, as there are inevitably short-run fluctuations, which will cause variations in investment performance.

Each managed fund is expected to rank in the upper 50% of similar funds over the three and/or five year periods. Managers not meeting criteria will be subject to additional due diligence review and possible termination. The following short-term ranges have been established for weightings in the various asset categories:

Asset Category	Weighting Range
Cash		0-20%
Guaranteed Products		0-20%
Fixed Income		20-80%
Long-term	0-10%
High-Yield	0-10%
International/Emerging Markets*	0-10%
Real Estate		0-20%
Equities		20-80%
Small-cap	0-20%
International*	0-20%
Emerging Markets*	0-10%
Other		0-20%
Total International**		0-25%

The total of domestic cash, domestic fixed income, and domestic equities shall not be less than 50%.

*	Currency exposure can be hedged up to 100%
**	International/Emerging Markets-Fixed Income and Equities

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Within the broad ranges provided above, LNC currently targets asset weightings as follows: 64% equities, 35% fixed income, including real estate, and 1% cash. The performance of the plan and the managed funds are monitored on a quarterly basis to relative to the plan’s objectives. The performance of the managed fund is measured against the following indices: S&P 500, EAFE, Russell 2000, NAREIT, Lehman US Universal and Salomon (Citigroup) 90-day T-Bill. LNC reviews this investment policy on an annual basis.

LNC’s plan assets are principally managed by LNC’s Investment Management segment.

U.S. Plan Cash Flows

LNC expects to contribute between $0 million and $18 million to its qualified U.S. defined benefit pension plans in 2004. In addition, LNC expects to fund approximately $9 million and $6 million in 2004 for benefit payments for its unfunded non-qualified U.S. defined benefit plan and U.S. post-retirement benefit plans, respectively.

Pension Plan – Non-U.S. The employees of LNC’s primary foreign subsidiary are covered by a defined benefit pension plan. The plan provides death and pension benefits based on final pensionable salary. At December 31, 2003 and 2002, plan assets were under the projected benefit obligations by $79.0 million and $62.7 million, respectively, and were included in other liabilities in LNC’s balance sheet. Net pension costs for the foreign plan were $6.8 million, $10.0 million and $7.4 million for 2003, 2002 and 2001, respectively. See above (U.S. plans) for discussion of the minimum pension liability adjustment for the non-U.S. defined benefit pension plan.

401(k), Money Purchase and Profit Sharing Plans. LNC also sponsors contributory defined contribution plans for eligible U.S. employees and agents. These plans include 401(k) plans and effective April 1, 2001, a defined contribution money purchase plan for eligible employees of Delaware Management Holdings, Inc. (“Delaware”). Prior to April 1, 2001, the defined contribution money purchase plan was structured as a profit sharing plan. LNC’s contributions to the 401(k) plans are equal to participant’s pre-tax contribution, not to exceed 6% of base pay, multiplied by a percentage, ranging from 50% to 150%, which varies according to certain incentive criteria as determined by LNC’s Board of Directors.

LNC’s contribution to the defined contribution money purchase plan is equal to 7.5% per annum of a participant’s eligible compensation, while its contribution to the previous profit sharing plan of Delaware was equal to an amount, if any, determined in accordance with a resolution of the Board of Directors. Each plan year’s contribution is allocated in the proportion that the plan compensation of each eligible participant bears to the total plan compensation of all eligible participants for such plan year. Compensation is defined as all of an eligible participant’s plan year earnings and is subject to the limitation of Section 401(a) of the Internal Revenue Code of 1986, as amended. For 2003, 2002, and 2001 the contribution to the defined contribution money purchase plan was based on 7.5% of the eligible compensation for the years ended December 31, 2003 and December 31, 2002 and for the nine-month period ended December 31, 2001, respectively. For the profit sharing plan’s fiscal year ended March 31, 2001, the Board issued a resolution authorizing a 15% per annum contribution to the plan. Expense for the 401(k) and profit sharing plans amounted to $36.1 million, $22.6 million and $27.0 million in 2003, 2002 and 2001, respectively.

Deferred Compensation Plans. LNC sponsors contributory deferred compensation plans for certain U.S. employees and agents. Plan participants may elect to defer payment of a portion of their compensation, as defined by the plans. At this point, LNC has not chosen to fund these plans. Plan participants may select from a variety of alternative measures for purposes of calculating the investment return considered attributable to their deferral. Under the terms of these plans, LNC agrees to pay out amounts based upon the alternative measure selected by the participant. Plan participants who are also participants in an LNC 401(k) plan and who have reached the contribution limit for that plan may also elect to defer the additional amounts into the deferred

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

compensation plan. LNC makes matching contributions to these plans based upon amounts placed into the deferred compensation plans by individuals who have reached the contribution limit under the 401(k) plan. The amount of LNC’s contribution is calculated in a manner similar to the employer match calculation described in the 401(k) plans section above. Expense for these plans amounted to $28.7 million, $1.7 million and $0.6 million in 2003, 2002 and 2001, respectively. These expenses reflect both LNC’s employer matching contributions of $6.4 million, $9.4 million and $6.3 million, as well as increases (decreases) in the measurement of LNC’s liabilities under these plans of $22.3 million, $(7.7) million and $(5.7) million for 2003, 2002 and 2001, respectively.

In the fourth quarter of 2001, LNC began investing in a variable annuity contract with investment options that are similar to the investment options within the deferred compensation plan, with the objective of partially mitigating the earnings effects created by changes in the value of LNC’s deferred compensation plan liabilities. At December 31, 2001, $50 million had been invested with an additional $10 million invested in June of 2002. The value of the deferred compensation liability and the variable annuity are both marked to market through net income. There is a direct correlation of the movement in value of the variable annuity contract with the movement in value of the equity portion of the deferred compensation liability. Income (expense) for the change in value of the variable annuity contract was $14.7 million, $(12.8) million and $2.8 million in 2003, 2002 and 2001. The value of the variable annuity contract at December 31, 2003, 2002 and 2001 was $64.7 million, $50 million and $52.8 million, respectively.

In the fourth quarter of 1999, LNC modified the terms of the deferred compensation plans to provide that plan participants who selected LNC stock as the measure for their investment return would receive shares of LNC stock in satisfaction of this portion of their deferral. In addition, participants were precluded from diversifying any portion of their deferred compensation plan account that is measured by LNC’s stock performance. As a result of these modifications to the plans, ongoing changes in value of LNC’s stock no longer affect the expenses associated with this portion of the deferred compensation plans.

In connection with the acquisition of the block of individual life insurance and annuity business from CIGNA, LNC assumed the liability for an unfunded contributory deferred compensation plan covering certain former CIGNA employees and agents. These participants became immediately eligible for the LNC contributory deferred compensation plans, and therefore this plan was frozen as to future deferrals as of January 1, 1998. Effective January 1, 2001, this frozen plan was merged into the LNC contributory deferred compensation plans and the associated expenses for 2003, 2002 and 2001 are included in those plan expenses disclosed above.

The total liabilities associated with these plans were $197.8 million and $161.3 million at December 31, 2003 and 2002, respectively.

Stock-Based Incentive Compensation Plans. LNC has various incentive plans for employees, agents and directors of LNC and its subsidiaries that provide for the issuance of stock options, stock incentive awards, stock appreciation rights, and restricted stock awards. Prior to 2003, these plans were comprised primarily of stock option incentive plans.

Effective January 1, 2003, LNC’s stock-based employee compensation plan was revised to provide for performance vesting, and to provide for awards that may be paid out in a combination of stock options, performance shares of LNC stock and cash. This plan replaced the LNC stock option plan; however, the separate stock option incentive plans established by Delaware Investments U.S., Inc. (“DIUS”) and DIAL Holding Company, Inc. (“DIAL”) as described below, will continue. Awards under this plan for 2003 consisted of 322,827 10-year LNC stock options, 781,376 performance share units that could result in the issuance of LNC shares, and cash awards. As of December 31, 2003, 204,316 stock options and 708,063 performance share units

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of these 2003 awards were outstanding. The performance measures that must be met for vesting to occur are established at the beginning of the three year performance period. Certain participants in the plan will select from seven different combinations of stock options, performance shares and or cash in determining the form of their award. Other participants will have their award paid in performance shares.

Total compensation expense for LNC incentive plans involving performance vesting for 2003 was $0.4 million relating to stock options, $6.1 million relating to performance shares, and $0.8 million relating to cash awards. The amount of stock option expense for the performance vesting awards is included in the total LNC stock option expense as discussed below. All expense calculations for performance vesting stock options, performance shares, and performance vesting cash awards that were granted in 2003 have been based upon the current assumption that the actual performance achievement over the three-year performance measurement period will result in target levels of long-term incentive compensation payouts. As the three-year performance period progresses, LNC will continue to refine its estimate of the expense associated with these awards so that by the end of the three-year performance period, LNC’s cumulative expense will reflect the actual level of awards that vest.

Stock options awarded under the stock option incentive plans in effect prior to 2003 were granted with an exercise price equal to the market value of LNC stock at the date of grant and, subject to termination of employment, expire 10 years from the date of grant. Such options are transferable only upon death. Options become exercisable in 25% increments over the four-year period following the option grant anniversary date. A “reload option” feature was added on May 14, 1997. In most cases, persons exercising an option after that date have been granted new options in an amount equal to the number of matured shares tendered to exercise the original option award. The reload options are granted for the remaining term of the related original option and have an exercise price equal to the market value of LNC stock at the date of the reload award. Reload options can be exercised two years after the grant date if the value of the new option has appreciated by at least 25%. The reload feature is not available for options granted after 2002.

Effective January 1, 2003, LNC adopted the fair value recognition method of accounting for its stock option incentive plans under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”), which is considered the preferable accounting method for stock-based compensation. Previously, LNC accounted for its stock option incentive plans using the intrinsic value method of accounting under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. For more information, see Note 1.

Information with respect to LNC stock options outstanding at December 31, 2003 is as follows:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2003	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number Exercisable at December 31, 2003	Weighted- Average Exercise Price
$10 - $20	75,642	0.41	$19.76	75,642	$19.76
21 - 30	4,823,118	4.52	25.19	3,557,646	25.33
31 - 40	2,744,607	5.74	34.40	1,950,085	34.78
41 - 50	7,652,072	4.66	46.86	6,847,477	47.23
51 - 60	1,837,050	8.09	52.11	607,487	52.15

$10 - $60	17,132,489			13,038,337

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The option price assumptions used for the LNC stock option incentive plans were as follows:

	2003	2002	2001
Dividend yield	4.8%	2.5%	2.8%
Expected volatility	39.4%	39.6%	40.0%
Risk-free interest rate	2.3%	4.5%	4.6%
Expected life (in years)	3.2	4.2	4.2
Weighted-average fair value per option granted	$5.88	$16.03	$13.39

Information with respect to the LNC incentive plans involving stock options is as follows:

	Options Outstanding		Options Exercisable
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Balance at January 1, 2001	20,947,238	$34.69	6,715,434	$35.05
Granted-original	2,561,883	43.74
Granted-reloads	130,129	48.19
Exercised (includes shares tendered)	(3,096,146)	27.24
Forfeited	(619,596)	44.63

Balance at December 31, 2001	19,923,508	36.74	9,437,881	37.91

Granted-original	2,154,709	51.67
Granted-reloads	40,609	49.67
Exercised (includes shares tendered)	(2,554,776)	31.89
Forfeited	(956,041)	42.20

Balance at December 31, 2002	18,608,009	38.89	10,883,053	38.87

Granted-original	417,408	25.57
Granted-reloads	130,481	33.19
Exercised (includes shares tendered)	(1,061,447)	25.50
Forfeited	(961,962)	41.41

Balance at December 31, 2003	17,132,489	39.21	13,038,337	39.46

Total compensation expense for LNC incentive plans involving stock options, including the Delaware stock option incentive plans discussed below, for 2003, 2002, and 2001 was $51.5 million, $59.9 million, and $63.6 million, respectively.

Delaware Stock Option Incentive Plans: In 2001, Delaware Management Holdings, Inc. (“Holdings”), through its wholly-owned subsidiaries DIUS and DIAL, established separate stock option incentive plans for its domestic and international personnel, respectively. Stock options awarded under the plans are granted with an exercise price equal to the estimated fair market value per share at the date of the grant, as determined by an outside appraiser, and expire 10 years from the date of the grant, subject to conditions of the plan agreements. Options granted under the DIUS plan become exercisable and vest in 25% increments over the four-year period following the option grant anniversary date. Options granted under the DIAL plan also vest in 25% increments over the four-year period following the option grant anniversary date, however, such options are exercisable immediately. In the event DIAL options are exercised prior to vesting, such stock acquired is restricted from resale until vested under the option terms.

Shares acquired upon exercise, provided they have been held for more than six months and are vested, may be “put” to Holdings at the most recent determined fair market value per share, subject to the specific terms of

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the plan agreements. Fair market value is determined on a semi-annual basis by the outside appraiser. Additionally, shares acquired upon exercise, provided they have been held for more than six months and are vested, may be “called” by Holdings, DIUS or DIAL, as applicable, at the most recent determined fair market value per share.

The option price assumptions used for the DIUS and DIAL stock option incentive plans were as follows:

	2003 DIUS	2002 DIUS	2001 DIUS	2003 DIAL	2002 DIAL	2001 DIAL
Dividend yield	2.23%	2.42%	1.95%	5.22%	3.76%	6.01%
Expected volatility	45.0%	50.0%	50.0%	45.0%	50.0%	50.0%
Risk-free interest rate	2.6%	4.1%	4.2%	2.6%	4.3%	4.2%
Expected life (in years)	4.6	4.6	4.6	4.6	4.6	4.6
Weighted-average fair value per option granted	$33.37	$41.24	$41.25	$6.92	$9.22	$7.28

At December 31, 2003, DIUS had 10,000,000 shares of common stock outstanding. Information with respect to the DIUS incentive plan involving stock options is as follows:

	Options Outstanding		Options Exercisable
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Balance at December 31, 2000	—	$—	—	$—
Granted-original	810,796	103.23
Exercised (includes shares tendered)	—
Forfeited	—

Balance at December 31, 2001	810,796	103.23	—	—
Granted-original	277,200	107.45
Exercised (includes shares tendered)	—	—
Forfeited	—	—

Balance at December 31, 2002	1,087,996	104.31	280,877	103.61

Granted-original	277,200	98.71
Exercised (includes shares tendered)	—	—
Forfeited	(161,256)	104.68

Balance at December 31, 2003	1,203,940	$102.97	427,880	$103.75

At December 31, 2003, the range of exercise prices for options outstanding under the DIUS incentive plan involving stock options was $98.71 to $107.45, with a weighted-average remaining contractual life of 8.1 years.

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2003, DIAL had 10,000,000 shares of common stock outstanding. Information with respect to the DIAL incentive plan involving stock options is as follows:

	Options Outstanding		Options Exercisable
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Balance at December 31, 2000		$—	—	$—
Granted-original	810,810	25.47
Exercised (includes shares tendered)	—
Forfeited	—

Balance at December 31, 2001	810,810	25.47	—	—
Granted-original	277,200	26.62
Exercised (includes shares tendered)	—	—
Forfeited	—	—

Balance at December 31, 2002	1,088,010	25.76	202,703	25.47
Granted-original	583,579	26.79
Exercised (includes shares tendered)	—	—
Forfeited	(48,686)	25.82

Balance at December 31, 2003	1,622,903	$26.13	454,750	$25.64

At December 31, 2003, the range of exercise prices for options outstanding under the DIAL incentive plan involving stock options was $25.47 to $26.79, with a weighted-average remaining contractual life of 8.3 years.

Stock Appreciation Rights Incentive Plan. LNC has in place a stock appreciation right (“SAR”) incentive program for agents that do not meet the stringent definition of a common law employee. The SARs under this program are rights on LNC stock that are cash settled and become exercisable in 25% increments over the four year period following the SAR grant date. SARs are granted with an exercise price equal to the market value of LNC stock at the date of grant and, subject to termination of employment, expire five years from the date of grant. Such SARs are transferable only upon death.

LNC recognizes compensation expense for the SAR program based on the fair value method using an option-pricing model. Compensation expense and the related liability are recognized on a straight-line basis over the vesting period of the SARs. The SAR liability is marked-to-market through net income. This accounting treatment causes volatility in net income as a result of changes in the market value of LNC stock. LNC hedges this volatility by purchasing call options on LNC stock. Call options hedging vested SARs are also marked-to-market through net income. Total compensation expense (income) recognized for the SAR program for 2003, 2002 and 2001 was $6.8 million, $(0.7) million and $4.8 million, respectively. The mark-to-market gain (loss) recognized through net income on the call options on LNC stock for 2003, 2002 and 2001 was $0.3 million, $(6.7) million and $0.8 million, respectively. The SAR liability at December 31, 2003 and 2002 was $9.8 million and $3.7 million, respectively.

Information with respect to the LNC SARs incentive plan at December 31, 2003 is as follows:

SARs Outstanding				SARs Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2003	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number Exercisable at Dec. 31, 2003	Weighted- Average Exercise Price
$20 - $30	731,011	2.50	$24.89	266,263	$24.72
31 - 40	9,750	3.46	34.41	2,332	36.74
41 - 50	495,288	2.20	43.57	238,384	43.58
51 - 60	363,475	3.20	52.10	90,913	52.10

$20 - $60	1,599,524			597,892

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The option price assumptions used for the LNC SAR plan were as follows:

	2003	2002	2001
Dividend yield	4.6%	2.7%	2.7%
Expected volatility	35.0%	29.5%	42.0%
Risk-free interest rate	3.3%	5.0%	5.5%
Expected life (in years)	5.0	5.0	5.0
Weighted-average fair value per SAR granted	$9.05	$10.86	$18.84

Information with respect to the LNC incentive plan involving SARs is as follows:

	SARs Outstanding		SARs Exercisable
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Balance at January 1, 2001	751,052	$24.94	82,421	$24.72
Granted-original	544,205	43.51
Exercised (includes shares tendered)	(142,785)	24.74
Forfeited	(27,381)	28.92

Balance at December 31, 2001	1,125,091	33.85	102,710	25.02

Granted-original	383,675	51.95
Exercised (includes shares tendered)	(90,818)	28.57
Forfeited	(35,700)	34.95

Balance at December 31, 2002	1,382,248	39.20	301,108	32.06

Granted-original	326,650	25.28
Exercised (includes shares tendered)	(63,224)	24.72
Forfeited	(46,150)	39.57

Balance at December 31, 2003	1,599,524	$36.92	597,892	$36.45

In addition to the stock-based incentives discussed above, LNC has awarded restricted shares of LNC stock, generally subject to a three-year vesting period. Information with respect to LNC Restricted stock (non-vested stock) awarded from 2001 through 2003 was as follows:

	2003	2002	2001
Restricted stock (number of shares)	35,851	71,079	72,155
Weighted-average price per share at time of grant	$34.03	$35.67	$46.60

7. Restrictions, Commitments and Contingencies

Statutory Information and Restrictions

Net income (loss) as determined in accordance with statutory accounting practices for LNC’s insurance subsidiaries excluding the insurance subsidiaries sold to Swiss Re in 2001 was $0.237 billion, $(0.159) billion and $0.268 billion for 2003, 2002 and 2001, respectively. On December 7, 2001, Swiss Re acquired LNC’s reinsurance operations. The transaction structure involved a series of indemnity reinsurance transactions combined with the sale of certain stock companies that comprised LNC’s reinsurance operation. See Note 11 for further discussion of Swiss Re’s acquisition of LNC’s reinsurance operations. All of LNC’s foreign life reinsurance companies were sold to Swiss Re on December 7, 2001 except Lincoln National Reinsurance Company (Barbados) and Lincoln Re (Ireland) Limited. In the second quarter of 2002, LNC exercised a contractual right to “put” its interest in Lincoln Re (Ireland) Limited to Swiss Re.

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Shareholders’ equity as determined in accordance with statutory accounting practices for LNC’s insurance subsidiaries was $3.1 billion and $3.0 billion for December 31, 2003 and 2002, respectively.

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

In general, a dividend is not subject to prior approval from the Commissioner provided LNL’s statutory earned surplus is positive and the proposed dividend, plus all other dividends made within the twelve consecutive months prior to the date of the proposed dividend, does not exceed the standard limitation of the greater of 10% of total statutory earned surplus or the amount of statutory earnings in the prior calendar year. Dividends of $710 million were paid by LNL to LNC in the second quarter of 2002. These distributions were made in two installments. The first installment of $60 million was paid in April. The second installment of $650 million was paid in June. As both installments exceeded the standard limitation noted above, a special request was made for each payment and each was approved by the Commissioner. Both distributions represented a portion of the proceeds received from the indemnity reinsurance transaction with Swiss Re. As a result of the payment of dividends plus earnings in 2002, LNL’s statutory earned surplus was negative as of December 31, 2002. Due to the negative statutory earned surplus as of December 31, 2002, any dividend(s) paid by LNL in 2003 were subject to prior approval from the Commissioner.

Dividends of $200 million were paid by LNL to LNC in three quarterly installments during 2003. A special request was made for each payment and each was approved by the Commissioner. As occurred in 2001, $164.2 million of dividends approved and paid while statutory earned surplus is negative were classified as a reduction to paid-in-capital. Due to statutory earnings and favorable credit markets, LNL expects to be able to pay dividends in 2004 without prior approval.

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

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

United Kingdom Selling Practices

Various selling practices of the Lincoln UK segment have come under scrutiny by the U.K. regulators in the last 10 years. These selling practices include the sale and administration of individual pension products, mortgage endowments and the selling practices of City Financial Partners Limited (“CFPL”), a subsidiary company purchased in December 1997. Regarding the sale and administration of pension products to individuals, regulatory agencies have raised questions as to what constitutes appropriate advice to individuals who bought pension products as an alternative to participation in an employer-sponsored plan. In cases of inappropriate advice, an extensive investigation may have to be done and the individual put in a position similar to what would have been attained if the individual had remained in the employer-sponsored plan.

With regard to mortgage endowments, an agreed upon resolution with regulatory authorities in connection with a subsidiary company resulted in redress payments of about $1.8 million during 2003. Regulatory reviews of other subsidiary companies marketing mortgage endowments are currently in abeyance.

Following allegations made by the U.K. Consumers’ Association (an organization which acts on behalf of consumers of goods and services provided in the U.K.) concerning various selling practices of CFPL, LNC conducted an internal sample review of ten-year savings plans sold by CFPL during the period September 1, 1998 to August 31, 2000 and, following discussions with the U.K. regulator, it was agreed that LNC would write to all customers with a ten-year savings plan sold by CFPL to determine whether the sales of those policies were appropriate. The agreed upon redress process was concluded in September of 2003, with offers of redress to approximately 5,400 contractholders, and payment of a $762,600 fine for the mis-selling of ten-year savings plans by CFPL covering the period between September 1, 1998 and August 31, 2000.

At December 31, 2003 and 2002, the aggregate liability associated with Lincoln UK selling practices was $25.0 million and $82.2 million, respectively. The decrease in the aggregate liability was a result of redress payments and expenditures partially offset by exchange rate fluctuation. These reserves are based on various assumptions, in particular, the expected level of future complaints. Accordingly, the aggregate liability may prove to be deficient or excessive. However, it is management’s opinion that future developments regarding Lincoln UK selling practices will not materially affect the consolidated financial position of LNC.

Marketing and Compliance Issues

Recently, there has been a significant increase in federal and state regulatory activity in the industry relating to numerous issues including market timing and late trading of mutual fund and variable insurance products and broker-dealer access arrangements. LNC, like many others in the industry, has received requests for information from the SEC and a subpoena from the New York Attorney General’s Office seeking documentation and other information relating to these issues. LNC is in the process of responding to these requests and continues to cooperate fully with the regulators.

Regulators also continue to focus on replacement and exchange issues. Under certain circumstances companies have been held responsible for replacing existing policies with policies that were less advantageous to the policyholder. LNC’s management continues to monitor compliance procedures to minimize any potential liability. Due to the uncertainty surrounding all of these matters, it is not possible to provide a meaningful estimate of the range of potential outcomes; however it is management’s opinion that future developments will not materially affect the consolidated financial position of LNC.

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Total rental expense on operating leases in 2003, 2002 and 2001 was $67.1 million, $67.0 million and $79.4 million, respectively. Future minimum rental commitments are as follows (in millions):

2004 –	$61.4	2006 –	$53.0	2008 –	$41.2
2005 –	58.7	2007 –	49.8	Thereafter –	65.3

Information Technology Commitment

In February 1998, LNL signed a seven-year contract with IBM Global Services for information technology services for the Fort Wayne operations. In February 2004, LNL completed renegotiations and extended the contract through February 2010. Annual costs are dependent on usage but are expected to range from $55.0 million to $60.0 million.

Lincoln UK Outsourcing Agreement

Lincoln UK agreed to outsource its customer and policy administration functions to the Capita Group Plc on August 1, 2002. The contract was originally for a term of 10 years. During 2003, this agreement was converted to an evergreen contract. The annual cost is based on a per policy charge plus an amount for other services provided. The total costs over the next 10 years of the contract are estimated to be $307.5 million and annual costs over the next five years are estimated to decline from $35.2 million to $30.0 million. The amounts quoted are estimates as the actual cost will depend on the number of policies in force and the applicable inflation rate for the period concerned. Lincoln UK or Capita may terminate the contract, subject to the necessary conditions being satisfied, by serving six and 12 months notice, respectively.

Football Stadium Naming Rights Commitment

On June 3, 2002, LNC announced an agreement with the Philadelphia Eagles to name the Eagles’ new stadium Lincoln Financial Field. In exchange for the naming rights, LNC agreed to pay $139.6 million over a 20-year period, through annual payments to the Eagles which average approximately $6.7 million per year. The total amount includes a maximum annual increase related to the Consumer Price Index (“CPI”). This future commitment has not been recorded as a liability on LNC’s balance sheet as it is being accounted for in a manner consistent with the accounting for operating leases under Statement of Financial Accounting Standards No. 13, “Accounting for Leases.”

Human Resources Outsourcing Agreement

LNC agreed to outsource its human resources administration functions, including payroll, to IBM on September 29, 2003. The contract is for a term of 10 years and the annual cost is based on per check and per employee charge. The total costs over the life of the contract are estimated to be $46 million and annual costs over the next five years are estimated to decline from $5.3 million to $4.5 million. The actual cost will depend on the number of active employees and the applicable inflation rate for the period concerned.

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Insurance Ceded and Assumed

LNC’s insurance companies cede insurance to other companies. The portion of risks exceeding each company’s retention limit is reinsured with other insurers. LNC seeks reinsurance coverage within the businesses that sell life insurance to limit its liabilities. As of December 31, 2002, LNC’s retention policy is to retain no more than $10 million on a single insured life. For 2003, the retention policy was changed to limit retention on new sales to $5 million. Portions of LNC’s deferred annuity business have been reinsured on a Modco basis with other companies to limit LNC’s exposure to interest rate risks. At December 31, 2003, the reserves associated with these reinsurance arrangements totaled $2.4 billion. To cover products other than life insurance, LNC acquires other insurance coverages with retentions and limits that management believes are appropriate for the circumstances. The accompanying financial statements reflect premiums, benefits and deferred acquisition costs, net of insurance ceded (see Note 5). LNC’s insurance companies remain liable if their reinsurers are unable to meet contractual obligations under applicable reinsurance agreements.

Certain LNC insurance companies assume insurance from other companies. At December 31, 2003, LNC’s insurance companies provided $84.5 million of statutory surplus relief to other insurance companies under reinsurance transactions. Generally, such amounts are offset by corresponding receivables from the ceding company, which are secured by future profits on the reinsured business. However, LNC’s insurance companies are subject to the risk that the ceding company may become insolvent and the right of offset would not be permitted. LNC’s reinsurance operations were acquired by Swiss Re on December 7, 2001. The transaction structure involved a series of indemnity reinsurance transactions combined with the sale of certain stock companies that comprised LNC’s reinsurance operation. Under the indemnity reinsurance agreements, Swiss Re reinsured certain liabilities and obligations of LNC. Because LNC is not relieved of its legal liability to the ceding companies, the liabilities and obligations associated with the reinsured contracts remain on the balance sheets of LNC with a corresponding reinsurance receivable from Swiss Re.

Letters of Credit

LNC maintains $550 million in bank agreements to issue standby letters of credit on behalf of subsidiaries of LNC and for the benefit of third parties. These letters of credit support LNL’s reinsurance needs and specific treaties associated with LNC’s reinsurance business, which was acquired by Swiss Re on December 7, 2001 (see Note 11 for further discussion of this transaction). Letters of credit are primarily used to satisfy the U.S. regulatory requirements of domestic clients of the former Reinsurance segment who have contracted with the Reinsurance subsidiaries not domiciled in the United States. The letter of credit allows the cedents to take credit for reinsured reserves on their statutory balance sheets. At December 31, 2003, there was a total of $455.7 million in outstanding bank letters of credit supporting six separate reinsurance treaties.

Vulnerability from Concentrations

LNC’s amounts recoverable from reinsurers represents receivables from and reserves ceded to reinsurers. LNC obtains reinsurance from a diverse group of reinsurers and monitors concentration as well as financial strength ratings of LNC’s principal reinsurers. LNC’s principal reinsurers are strongly rated companies, with Swiss Re representing the largest exposure. As discussed above, LNC sold its reinsurance business to Swiss Re through an indemnity reinsurance arrangement in 2001. Because LNC is not relieved of its liability to the ceding companies for this business, the liabilities and obligations associated with the reinsured contracts remain on the consolidated balance sheet of LNC with a corresponding reinsurance receivable from the business sold to Swiss Re, which totaled $5.1 billion at December 31, 2003, and is included in amounts recoverable from reinsurers. In addition to various remedies that LNC would have in the event of a default by Swiss Re, LNC continues to hold assets in support of certain of the transferred reserves. These assets consist of those reported as trading securities

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and certain mortgage loans. LNC’s funds withheld and embedded derivative liabilities include $1.8 billion and $0.3 billion, respectively, related to the business reinsured by Swiss Re.

At December 31, 2003, LNC did not have a material concentration of financial instruments in a single investee or industry. LNC’s investments in mortgage loans principally involve commercial real estate. At December 31, 2003, 28.6% of such mortgages, or $1.2 billion, involved properties located in California and Texas. Such investments consist of first mortgage liens on completed income-producing properties and the mortgage outstanding on any individual property does not exceed $37.6 million. Also at December 31, 2003, LNC did not have a concentration of: 1) business transactions with a particular customer or lender; 2) sources of supply of labor or services used in the business or; 3) a market or geographic area in which business is conducted that makes it vulnerable to an event that is at least reasonably possible to occur in the near term and which could cause a severe impact to LNC’s financial position.

Although LNC does not have any significant concentration of customers, LNC’s Retirement segment has had a long-standing distribution relationship with American Funds Distributors (“AFD”) that is significant to this segment. Prior to 2003, AFD used wholesalers who focus on both American Funds mutual funds as well as the American Legacy Variable Annuity products. In 2002, LNC and AFD agreed to transition the wholesaling of American Legacy to LFD, which was completed in 2003. The American Legacy Variable Annuity product line sold through LFD accounted for about 17% of LNC’s total gross annuity deposits in 2003, compared with about 15% sold through AFD in 2002. In addition, the American Legacy Variable Annuity product line represents approximately 35% and 31% of LNC’s total gross annuity account values at December 31, 2003 and 2002, respectively.

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

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

State guaranty funds assess insurance companies to cover losses to policyholders of insolvent or rehabilitated companies. Mandatory assessments may be partially recovered through a reduction in future premium taxes in some states. LNC has accrued for expected assessments net of estimated future premium tax deductions.

Guarantees

LNC has guarantees with off-balance-sheet risks whose contractual amounts represent credit exposure. Guarantees with off-balance sheet risks having contractual values of $14.2 million and $22.4 million were outstanding at December 31, 2003 and 2002, respectively.

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

Derivative Instruments

LNC maintains an overall risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate risk, foreign currency risk, equity risk, and credit risk. LNC assesses these risks by continually identifying and monitoring changes in interest rate exposure, foreign currency exposure, equity market exposure, and credit exposure that may adversely impact expected future cash flows and by evaluating hedging opportunities. Derivative instruments that are currently used as part of LNC’s interest rate risk management strategy include interest rate swaps and interest rate caps. Derivative instruments that are used as part of LNC’s foreign currency risk management strategy include foreign currency swaps and foreign exchange forwards. Call options on LNC stock and financial futures are used as part of LNC’s equity market risk management strategy. LNC also uses credit default swaps as part of its credit risk management strategy.

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

LNC and LNL are required to maintain minimum ratings as a matter of routine practice in negotiating ISDA agreements. Under the majority of ISDA agreements and as a matter of policy, LNL has agreed to maintain

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

financial strength or claims-paying ratings above S&P BBB and Moody’s Baa2. A downgrade below these levels would result in termination of the derivatives contract at which time any amounts payable by LNC would be dependent on the market value of the underlying derivative contract. In certain transactions, LNC and the counterparty have entered into a collateral support agreement requiring LNC to post collateral upon significant downgrade. LNC is required to maintain long-term senior debt ratings of S&P BBB- and Moody’s Baa3. LNC also requires for its own protection minimum rating standards for counterparty credit protection. LNL is required to maintain financial strength or claims-paying ratings above S&P A- and Moody’s A3 under certain ISDA agreements, which collectively do not represent material notional exposure. LNC does not believe the inclusion of termination or collateralization events pose any material threat to its liquidity position.

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

LNC has derivative instruments with off-balance-sheet risks whose notional or contract amounts exceed the credit exposure. Outstanding derivative instruments with off-balance-sheet risks, shown in notional or contract amounts along with their carrying value and estimated fair values, are as follows:

	Notional or Contract Amounts		Assets (Liabilities)
			Carrying Value/ Fair Value	Carrying Value/ Fair Value
December 31 (in millions)	2003	2002	2003	2002
Interest rate derivative instruments
Interest rate cap agreements	2,550.0	1,276.8	$13.2	$4.7
Swaptions	—	180.0	—	—
Interest rate swap agreements	694.8	701.6	55.4	75.1

Total interest rate derivative instruments	3,244.8	2,158.4	68.6	79.8

Foreign currency derivative instruments
Foreign exchange forward contracts	15.1	43.0	(0.9)	(1.8)
Foreign currency swaps	17.9	61.5	(1.5)	(2.4)

Total foreign currency derivative instruments	33.0	104.5	(2.4)	(4.2)

Credit derivative instruments
Credit default swaps	8.0	26.0	0.3	0.9

Equity indexed derivative instruments
Financial futures	9.0	—	—	—
Call options (based on LNC stock)	1.5	1.3	16.0	7.4

Total equity indexed derivative instruments	10.5	1.3	16.0	7.4

Embedded derivatives per FAS 133	—	—	(352.3)	2.3
Total derivative instruments*	3,296.3	2,290.2	$(269.8)	$86.2

*	Total derivative instruments for 2003 are composed of $82.5 million and $(352.3) million on the consolidated balance sheet in Derivative Instruments and Reinsurance Related Derivative Liability, respectively.

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the notional or contract amounts for the significant programs using derivative agreements and contracts is as follows:

	Interest Rate Cap Agreements		Swaptions		Interest Rate Swap Agreements
December 31 (in millions)	2003	2002	2003	2002	2003	2002
Balance at beginning-of-year	1,276.8	1,258.8	180.0	1,752.0	701.6	507.6
New contracts	1,500.0	800.0	—	—	260.0	246.6
Terminations and maturities	(226.8)	(782.0)	(180.0)	(1,572.0)	(266.8)	(52.6)

Balance at end-of-year	2,550.0	1,276.8	—	180.0	694.8	701.6

	Financial Futures		Foreign Exchange Forward Contracts		Foreign Currency Swap Agreements
December 31 (in millions)	2003	2002	2003	2002	2003	2002
Balance at beginning-of-year	—	N/A	43.0	67.0	61.5	94.6
New contracts	72.7	—	64.8	138.6	0.0	—
Terminations and maturities	(63.7)	—	(92.7)	(162.7)	(43.6)	(33.1)
Foreign exchange adjustment	—	—	—	0.1	—	—

Balance at end-of-year	9.0	—	15.1	43.0	17.9	61.5

	Credit Default Swaps		Call Options (Based on LNC Stock)		Treasury Locks
December 31 (in millions)	2003	2002	2003	2002	2003	2002
Balance at beginning-of-year	26.0	29.0	1.3	1.1	N/A	—
New contracts	—	—	0.3	0.3	—	100.0
Terminations and maturities	(18.0)	(3.0)	(0.1)	(0.1)	—	(100.0)

Balance at end-of-year	8.0	26.0	1.5	1.3	—	—

Accounting for Derivative Instruments and Hedging Activities

As of December 31, 2003 and 2002, LNC had derivative instruments that were designated and qualified as cash flow hedges, fair value hedges, hedges of a net investment in a foreign operation and derivative instruments that were not designated as hedging instruments. See Note 1 to the consolidated financial statements for detailed discussion of the accounting treatment for derivative instruments. For the year ended December 31, 2003 and 2002, LNC recognized a net loss of $2.0 million after-tax and a net gain of $2.5 million after-tax, respectively, in net income as a component of realized gains and losses on investments and derivative instruments. These gains (losses) relate to the ineffective portion of cash flow hedges, the change in market value for derivative instruments not designated as hedging instruments, and the gain (loss) on swap terminations. For the year ended December 31, 2003 and 2002, LNC recognized a loss of $6.3 million after-tax and a gain of $6.8 million after-tax, respectively, in OCI related to the change in market value on derivative instruments that are designated and qualify as cash flow hedges. In addition, for the year ended December 31, 2001, $3.5 million after-tax was reclassified from unrealized gain (loss) on securities available-for-sale to unrealized gain (loss) on derivative instruments, both in OCI. This reclassification relates to derivative instruments that were marked to market through unrealized gain (loss) on securities available-for-sale prior to the adoption of FAS 133.

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

LNC also uses interest rate swap agreements to hedge its exposure to interest rate fluctuations related to the forecasted purchase of assets for certain investment portfolios. The gains (losses) resulting from the swap agreements are recorded in OCI. The gains (losses) are reclassified from accumulated OCI to earnings over the life of the assets once the assets are purchased. As of December 31, 2003, there were no interest rate swaps hedging forecasted asset purchases.

Foreign Currency Swaps. LNC uses foreign currency swaps, which are traded over-the-counter, to hedge some of the foreign exchange risk of investments in fixed maturity securities denominated in foreign currencies. A foreign currency swap is a contractual agreement to exchange the currencies of two different countries at a specified rate of exchange in the future. Gains (losses) on foreign currency swaps hedging foreign exchange risk exposure on foreign currency bond coupon payments are reclassified from accumulated OCI to net income as bond interest is accrued. The foreign currency swaps expire in 2005 through 2006.

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

Total Return Swaps. LNC used total return swaps to hedge its exposure to interest rate and spread risk resulting from the forecasted sale of assets in a securitization of certain LNC mortgage loans in 2001. A total return swap is an agreement that allows the holder to protect itself against loss of value by effectively transferring

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the economic risk of asset ownership to the counterparty. The holder pays (receives) the total return equal to interest plus capital gains or losses on a referenced asset and receives a floating rate of interest. As of December 31, 2003, LNC did not have any open total return swaps.

Gains and losses on derivative contracts are reclassified from accumulated OCI to current period earnings. As of December 31, 2003, $19.3 million of the deferred net gains on derivative instruments accumulated in OCI are expected to be reclassified as earnings during the next twelve months. This reclassification is primarily due to the receipt of interest payments associated with variable rate securities and forecasted purchases, payment of interest on LNC’s senior debt, the receipt of interest payments associated with foreign currency securities, and the periodic vesting of SARs.

Derivative Instruments Designated in Fair Value Hedges

Interest Rate Swap Agreements. LNC uses interest rate swap agreements to hedge the risk of paying a higher fixed rate interest on junior subordinated debentures issued to affiliated trusts and on senior debt than would be paid on long-term debt based on current interest rates in the marketplace. LNC is required to pay the counterparty a stream of variable interest payments based on the referenced index, and in turn, receives a fixed payment from the counterparty, at a predetermined interest rate. The net receipts/payments from these interest rate swaps are recorded as an adjustment to the interest expense related to the debt being hedged. The changes in fair value of the interest rate swap are reported in the consolidated statement of income in the period of change along with the offsetting changes in fair value of the debt being hedged.

Derivative Instruments Designated in Net Investment in a Foreign Operation

Foreign Currency Forward Contract. LNC uses foreign currency forward contracts to hedge a portion of its net investment in its foreign subsidiary, Lincoln UK. The foreign currency forward contracts obligate LNC to deliver a specified amount of currency at a future date at a specified exchange rate. All gains or losses on the foreign currency forward contracts are recorded in OCI and remain in accumulated OCI until such time that Lincoln UK is sold or liquidated. The foreign currency forward contracts outstanding at December 31, 2003 terminate in 2004.

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

Financial Futures. LNC uses financial futures contracts to hedge the liability exposure on certain options in variable annuity products. These contracts obligate LNC to buy or sell a financial instrument at a specified future date for a specified price. They may be settled in cash or through delivery of the financial instrument. Cash settlements on the change in market value of financial futures contracts along with the resulting gains and losses are recorded daily in net income. The open positions at December 31, 2003, all expire in 2004.

Interest Rate Swap Agreements. LNC used a forward starting interest rate swap agreement to hedge its exposure to the forecasted sale of mortgage loans. LNC was required to pay the counterparty a predetermined fixed stream of payments, and in turn, received payments based on a floating rate from the counterparty. The net receipts/payments from these interest rate swaps were recorded in realized gain (loss) on investments and derivative instruments. As of December 31, 2003, there were no forward starting interest rate swap agreements.

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Interest Rate Cap Agreements. The interest rate cap agreements, which expire in 2006 through 2008, entitle LNC to receive quarterly payments from the counterparties on specified future reset dates, contingent on future interest rates. For each cap, the amount of such quarterly payments, if any, is determined by the excess of a market interest rate over a specified cap rate multiplied by the notional amount divided by four. The purpose of LNC’s interest rate cap agreement program is to provide a level of protection for its annuity line of business from the effect of rising interest rates. The interest rate cap agreements provide an economic hedge of the annuity line of business. However, the interest rate cap agreements are not linked to assets and liabilities on the balance sheet that meet the significantly increased level of specificity required under FAS 133. Therefore, the interest rate cap agreements do not qualify for hedge accounting under FAS 133.

Swaptions. Swaptions entitled LNC to receive settlement payments from the counterparties on specified expiration dates, contingent on future interest rates. For each swaption, the amount of such settlement payments, if any, were determined by the present value of the difference between the fixed rate on a market rate swap and the strike rate multiplied by the notional amount. The purpose of LNC’s swaption program was to provide a level of protection for its annuity line of business from the effect of rising interest rates. The swaptions provided an economic hedge of the annuity line of business. However, the swaptions were not linked to specific assets and liabilities on the balance sheet that met the significantly increased level of specificity required under FAS 133. Therefore, the swaptions did not qualify for hedge accounting under FAS 133. At December 31, 2003, there were no outstanding swaptions.

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

Credit Default Swaps. LNC uses credit default swaps which expire in 2006 to hedge against a drop in bond prices due to credit concerns of certain bond issuers. A credit swap allows LNC to put the bond back to the counterparty at par upon a credit event by the bond issuer. A credit event is defined as bankruptcy, failure to pay, or obligation acceleration. LNC has not currently qualified credit default swaps for hedge accounting under FAS 133 as amounts are insignificant.

Call Options on LNC Stock. As discussed previously in the Cash Flow Hedges section, LNC uses call options on LNC stock to hedge the expected increase in liabilities arising from SARs granted on LNC stock. Call options hedging vested SARs are not eligible for hedge accounting treatment under FAS 133. Mark to market changes are recorded in net income.

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

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Derivative Instrument Embedded in Modified Coinsurance and Coinsurance with Funds Withheld Arrangements. LNC is involved in various Modco and CFW reinsurance arrangements that have embedded derivatives. The change in fair value of the embedded derivative, as well as the gains or losses on trading supporting these arrangements, flows through net income. This embedded derivative is not eligible for hedge accounting treatment under FAS 133.

LNC has used certain other derivative instruments in the past for hedging purposes. Although other derivative instruments may have been used in the past, any derivative type that was not outstanding from January 1, 2002 through December 31, 2003 is not discussed in this disclosure. Other derivative instruments LNC has used include spread-lock agreements and put options. At December 31, 2003, there are no outstanding positions in these derivative instruments.

Additional Derivative Information. Income and (expenses) for the agreements and contracts described above amounted to $28.6 million, $23.0 million and $3.5 million in 2003, 2002 and 2001, respectively. The increase in income for 2002 and 2003 was primarily because of payments received on interest rate swaps.

LNC is exposed to credit loss in the event of nonperformance by counterparties on various derivative contracts. However, LNC does not anticipate nonperformance by any of the counterparties. The credit risk associated with such agreements is minimized by purchasing such agreements from financial institutions with long-standing, superior performance records. The amount of such exposure is essentially the net replacement cost or market value less collateral held for such agreements with each counterparty if the net market value is in LNC’s favor. At December 31, 2003, the exposure was $85.3 million.

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

Fixed Maturity and Equity Securities – Available-for-Sale and Trading Securities. Fair values for fixed maturity securities are based on quoted market prices, where available. For fixed maturity securities not actively traded, fair values are estimated using values obtained from independent pricing services. In the case of private placements, fair values are estimated by discounting expected future cash flows using a current market rate applicable to the coupon rate, credit quality and maturity of the investments. The fair values for equity securities are based on quoted market prices.

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

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Investment Type Insurance Contracts. The balance sheet captions, “Insurance Policy and Claims Reserves” and “Contractholder Funds,” include investment type insurance contracts (i.e., deposit contracts and certain guaranteed interest contracts). The fair values for the deposit contracts and certain guaranteed interest contracts are based on their approximate surrender values. The fair values for the remaining guaranteed interest and similar contracts are estimated using discounted cash flow calculations. These calculations are based on interest rates currently offered on similar contracts with maturities that are consistent with those remaining for the contracts being valued.

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

Junior Subordinated Debentures Issued to Affiliated Trusts. Fair values for junior subordinated debentures issued to affiliated trusts are based on quoted market prices.

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

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Separate Accounts. Assets held in separate accounts are reported in the accompanying consolidated balance sheets at fair value. The related liabilities are also reported at fair value in amounts equal to the separate account assets.

The carrying values and estimated fair values of LNC’s financial instruments are as follows:

	2003		2002
December 31 (in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets (liabilities):
Securities available-for-sale
Fixed maturities	$32,769.5	$32,769.5	$32,767.5	$32,767.5
Equity	199.1	199.1	337.2	337.2
Trading securities	3,120.1	3,120.1	—	—
Mortgage loans on real estate	4,195.0	4,556.0	4,205.5	4,678.8
Policy loans	1,924.4	2,029.9	1,945.6	2,117.3
Derivatives Instruments*	(269.9)	(269.9)	86.2	86.2
Other investments	374.2	374.2	378.1	378.1
Cash and invested cash	1,711.2	1,711.2	1,690.5	1,690.5
Investment type insurance contracts:
Deposit contracts and certain guaranteed interest contracts	(21,204.4)	(21,295.9)	(20,016.7)	(20,250.1)
Remaining guaranteed interest and similar contracts	(86.7)	(91.2)	(120.5)	(128.2)
Short-term debt	(44.0)	(44.0)	(153.0)	(153.0)
Long-term debt	(1,117.5)	(1,210.9)	(1,119.2)	(1,186.7)

Junior subordinated debentures issued to affiliated trusts	(341.3)	(342.2)	(392.7)	(387.9)
Guarantees	(0.1)	—	(0.4)	—
Investment commitments	—	0.2	—	0.9

*	Total derivative instruments for 2003 are composed of $82.5 million and $352.3 million on the consolidated balance sheet in Derivative Instruments and Reinsurance Related Embedded Derivative, respectively.

As of December 31, 2003 and 2002, the carrying value of the deposit contracts and certain guaranteed contracts is net of deferred acquisition costs of $448.6 million and $486.0 million, respectively, excluding adjustments for deferred acquisition costs applicable to changes in fair value of securities. The carrying values of these contracts are stated net of deferred acquisition costs so that they are comparable with the fair value basis.

9. Segment Information

LNC has four business segments: Lincoln Retirement, Life Insurance, Investment Management and Lincoln UK. Prior to the fourth quarter of 2001, LNC had a Reinsurance segment. LNC’s reinsurance business was acquired by Swiss Re in December 2001. As the majority of the business acquired by Swiss Re was via indemnity reinsurance agreements, LNC is not relieved of its legal liability to the ceding companies for this business. This means that the liabilities and obligations associated with the reinsured contracts remain on the balance sheets of LNC with a corresponding reinsurance receivable from Swiss Re. In addition, the gain resulting from the indemnity reinsurance portion of the transaction was deferred and is being amortized into earnings at the rate that earnings on the reinsured business are expected to emerge, over a period of 15 years. The ongoing management of the indemnity reinsurance contracts and the reporting of the deferred gain are within LNC’s

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Operations. Given the lengthy period of time over which LNC will continue to amortize the deferred gain, and the fact that related assets and liabilities will continue to be reported on LNC’s financial statements, the historical results for the Reinsurance segment prior to the close of the transaction with Swiss Re are not reflected in discontinued operations, but as a separate line in Other Operations. The results for 2001 related to the former Reinsurance segment are for the eleven months ended November 30, 2001.

The Lincoln Retirement segment, with principal operations in Fort Wayne, Indiana, provides tax-deferred investment growth and lifetime income opportunities for its clients through the manufacture and sale of fixed and variable annuities. Through a broad-based distribution network, Lincoln Retirement provides an array of annuity products to individuals and employer-sponsored groups in all 50 states of the United States. Lincoln Retirement distributes some of its products through LNC’s wholesaling unit, Lincoln Financial Distributors (“LFD”), as well as LNC’s retail unit, Lincoln Financial Advisors (“LFA”). In addition, Lincoln Retirement has alliances with a variety of unrelated companies where LNC provides the manufacturing platform for annuity products and the alliance company provides investment management, marketing and distribution.

The Life Insurance segment, with principal operations in Hartford, Connecticut, focuses on the creation and protection of wealth for its clients through the manufacture and sale of life insurance products throughout the United States. The Life Insurance segment offers, through its Hartford operations, universal life, variable universal life, interest-sensitive whole life, corporate owned life insurance and linked-benefit life (a universal life product with a long-term care benefit). In addition, it offers term life insurance through its Schaumburg, Illinois operations. The Life Insurance segment’s products are primarily distributed through LFD and LFA.

The Investment Management segment, with principal operations in Philadelphia, Pennsylvania, offers a variety of asset management services to retail and institutional clients throughout the United States and certain foreign countries. Its product offerings include mutual funds and managed accounts. It also provides investment management and account administration services for variable annuity products, 401(k), “529” college savings plans, pension, endowment, trust, and other institutional accounts. Retail products are primarily marketed by LFD through financial intermediaries including LFA. Institutional products, asset management products, are marketed by a separate sales force within Delaware, which works closely with pension consultants.

Lincoln UK’s principal operations are in Barnwood, Gloucester, England, and it is licensed to do business throughout the United Kingdom (“UK”). Lincoln UK manages, administers and accepts new deposits on its current block of business and accepts new business for certain products. Lincoln UK’s product portfolio principally consists of unit-linked life and pension products, which are similar to U.S. produced variable life and annuity products.

LNC reports operations of LFA and LFD and the operations not directly related to the business segments and unallocated corporate items (i.e., corporate investment income, interest expense on corporate debt, unallocated overhead expenses, and the amortization of the gain on the sale of reinsurance business) in Other Operations. As noted above, the financial results of the former Reinsurance segment were moved to Other Operations upon the close of the transaction with Swiss Re in December 2001.

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial data by segment for 2001 through 2003 is as follows:

Year Ended December 31 (in millions)	2003	2002	2001
Revenue, Excluding Net Investment Income and Certain Other Items*:

Lincoln Retirement	$501.4	$528.1	$634.0
Life Insurance	995.0	982.6	987.3
Investment Management (1)	424.1	368.0	401.4
Lincoln UK	210.4	213.2	213.4
Other Operations	538.7	526.7	1,874.7
Consolidating adjustments	(380.5)	(335.1)	(339.9)

Total	2,289.1	2,283.5	3,770.9

Net Investment Income:
Lincoln Retirement	1,483.7	1,457.5	1,399.1
Life Insurance	911.1	899.1	910.2
Investment Management	49.9	50.5	53.6
Lincoln UK	64.1	62.1	64.8
Other Operations	133.2	168.6	292.1
Consolidating adjustments	(3.5)	(6.0)	(11.1)

Total	2,638.5	2,631.8	2,708.7

Other Items*:
Lincoln Retirement	69.7	(197.8)	(64.8)
Life Insurance	(0.6)	(96.7)	(56.9)
Investment Management	0.4	(5.4)	(3.7)
Lincoln UK	(1.1)	1.9	12.4
Other Operations	287.9	15.0	9.8
Consolidating adjustments	—	3.2	1.6

Total	356.3	(279.8)	(101.6)

Income (Loss) before Federal Income Taxes and Cumulative Effect of Accounting Changes:
Lincoln Retirement	463.0	(5.5)	306.5
Life Insurance	365.4	294.3	364.0
Investment Management	34.6	(0.9)	(3.2)
Lincoln UK	64.5	34.3	59.2
Other Operations	120.0	(379.2)	(22.2)
Consolidating adjustments	—	3.2	1.6

Total	1,047.5	(53.8)	705.9

*	Other Items include Realized Gain (Loss) on Investments and Derivative Instruments, Sale of Subsidiaries, Market Adjustment on Trading Securities, and Market Adjustment for Reinsurance Embedded Derivative/Trading Securities

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Year Ended December 31 (in millions)	2003	2002	2001
Income Tax Expense (Benefit):
Lincoln Retirement	$98.9	$(59.2)	$34.1
Life Insurance	113.9	88.1	129.2
Investment Management	4.5	0.5	5.6
Lincoln UK	21.6	(3.4)	(7.6)
Other Operations	41.5	(129.7)	(17.2)
Consolidating adjustments	—	1.1	0.6

Total	280.4	(102.6)	144.7

Cumulative Effect of Accounting Changes:
Lincoln Retirement	(63.6)	—	(7.3)
Life Insurance	0.6	—	(5.5)
Investment Management	—	—	(0.1)
Lincoln UK	—	—	—
Other Operations	(192.2)	—	(2.7)
Consolidating adjustments	—	—	—

Total	(255.2)	—	(15.6)

Net Income (Loss):
Lincoln Retirement	300.5	53.7	265.1
Life Insurance	252.1	206.1	229.3
Investment Management	30.2	(1.4)	(8.9)
Lincoln UK	42.9	37.7	66.8
Other Operations	(113.8)	(249.4)	(7.8)
Consolidating adjustments	—	2.1	1.1

Total	$511.9	$48.8	$545.6

December 31 (in millions)	2003	2002	2001
Assets:
Lincoln Retirement	$61,657.9	$52,896.4	$56,888.2
Life Insurance	21,239.8	19,591.6	18,409.7
Investment Management	1,561.1	1,461.4	1,460.5
Lincoln UK	8,684.7	7,327.1	7,788.8
Other Operations	15,090.1	13,951.5	15,582.7
Consolidating adjustments	(1,488.7)	(2,043.4)	(2,088.3)

Total	$106,744.9	$93,184.6	$98,041.6

(1)	Revenues for the Investment Management segment include inter-segment revenues for asset management services provided to the other segments of LNC. These inter-segment revenues totaled $101.2 million, $97.7 million and $105.0 million for 2003, 2002 and 2001, respectively.

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Most of LNC’s foreign operations are conducted by Lincoln UK. The data for this company is shown above under the Lincoln UK segment heading. The other segments, except for the Lincoln Retirement segment, have non-U.S. operations. Foreign intracompany revenues are not significant. Financial data for Lincoln UK and the other non-U.S. units* is as follows:

Year Ended December 31 (in millions)	2003	2002	2001
Revenue	$335.0	$326.8	$392.7
Net Income before Federal Income Taxes	78.7	39.1	101.4
Income Tax Expense (Benefit)	18.9	(14.6)	(19.2)

Net Income	$59.8	$53.7	$120.6

Assets (at end of year)	$8,745.4	$7,394.9	$7,890.5

*	The financial data for other non-U.S. units includes the activity of several former reinsurance subsidiaries for the eleven months ended November 30, 2001. These entities were sold to Swiss Re in December 2001.

10. Shareholders’ Equity

LNC’s common and series A preferred stocks are without par value.

All of the issued and outstanding series A preferred stock is $3 cumulative convertible and is convertible at any time into shares of common stock. The conversion rate is sixteen shares of common stock for each share of series A preferred stock, subject to adjustment for certain events. The series A preferred stock is redeemable at the option of LNC at $80 per share plus accrued and unpaid dividends. Outstanding series A preferred stock has full voting rights, subject to adjustment if LNC is in default as to the payment of dividends. If LNC is liquidated or dissolved, holders of series A preferred stock will be entitled to payments of $80 per share. The difference between the aggregate preference on liquidation value and the financial statement balance for the series A preferred stock was $0.8 million at December 31, 2003.

LNC has outstanding one common share purchase (“Right”) on each outstanding share of LNC’s common stock. A Right will also be issued with each share of LNC’s common stock that is issued before the Rights become exercisable or expire. If a person or group announces an offer that would result in beneficial ownership of 15% or more of LNC’s common stock, the Rights will become exercisable and each Right will entitle its holder to purchase one share of LNC’s common stock for $100. Upon the acquisition of 15% or more of LNC’s common stock, each holder of a Right (other than the person acquiring the 15% or more) will have the right to acquire the number of shares of LNC common stock that have a market value of two times the exercise price of the Right. If LNC is acquired in a business combination transaction in which LNC does not survive, each holder of a Right (other than the acquiring person) will have the right to acquire common stock of the acquiring person having a market value of two times the exercise price of the Right. LNC can redeem each Right for one cent at any time prior to the tenth day after a person or group has acquired 15% or more of LNC’s common stock. The Rights expire on November 14, 2006. As of December 31, 2003, there were 178,212,455 Rights outstanding.

During 2002 and 2001, LNC purchased and retired 12,088,100 and 11,278,022 shares, respectively, of its common stock at a total cost of $474.5 million and $503.7 million, respectively. There were no repurchases in 2003. The common stock account was reduced for these purchases in proportion to the percentage of shares acquired. The remainder of the purchase price was charged to retained earnings.

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Per share amounts for net income before cumulative effect of accounting change and net income from continuing operations are shown on the income statement using 1) an earnings per common share basic calculation and 2) an earnings per common share-assuming dilution calculation. A reconciliation of the factors used in the two calculations are as follows:

Year Ended December 31	2003	2002	2001
Numerator: [millions]
Net income before cumulative effect of accounting changes as used in basic calculation	$767.1	$48.8	$561.2
Cumulative effect of accounting changes as used in basic calculation	(255.2)	—	(15.6)

	511.9	48.8	545.6
Dividends on convertible preferred stock	0.1	0.1	0.1

	$512.0	$48.9	$545.7

Denominator: [number of shares]
Weighted-average shares, as used in basic calculation	177,368,137	182,664,850	188,624,613
Shares to cover conversion of preferred stock	302,974	336,734	389,024
Shares to cover non-vested stock	148,713	70,697	31,160
Average stock options outstanding during the period	7,261,850	11,895,565	16,624,905
Assumed acquisition of shares with assumed proceeds and benefits from exercising stock options (at average market price for the year).	(6,159,250)	(10,230,935)	(13,163,012)
Shares repurchaseable from measured but unrecognized stock option expense	(437,062)	(1,011,586)	(1,826,828)
Average deferred compensation shares	956,405	859,402	796,575

Weighted-average shares, as used in diluted calculation	179,441,767	184,584,727	191,476,437

LNC has stock options outstanding which were issued at prices that are above the current average market price of LNC common stock. In the event the average market price of LNC’s common stock exceeds the issue price of stock options, such options would be dilutive to LNC’s earnings per share and will be shown in the table above. Participants in LNC’s deferred compensation plans that select LNC stock for measuring the investment return attributable to their deferral amounts will be paid out in LNC stock. The obligation to satisfy these deferred compensation plan liabilities is dilutive and is shown in the table above.

Details underlying the balance sheet caption “Net Unrealized Gain on Securities Available-for-Sale,” are as follows:

December 31 (in millions)	2003	2002
Fair value of securities available-for-sale	$32,968.6	$33,104.7
Cost of securities available-for-sale	31,133.0	31,437.6

Unrealized gain	1,835.6	1,667.1
Adjustments to deferred acquisition costs	(549.0)	(418.4)
Amounts required to satisfy policyholder commitments	(61.9)	(76.4)
Foreign currency exchange rate adjustment	12.5	9.8
Deferred income taxes	(444.1)	(428.8)

Net unrealized gain on securities available-for-sale	$793.1	$753.3

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Adjustments to deferred acquisition costs and amounts required to satisfy policyholder commitments are netted against the Deferred Acquisition Costs asset line and included within the Insurance Policy and Claim Reserves line on the balance sheet, respectively.

Details underlying the change in “Net Unrealized Gain on Securities Available-for-Sale, Net of Reclassification Adjustment” shown on the Consolidated Statements of Shareholder’s Equity are as follows:

Year Ended December 31	2003	2002	2001
Unrealized gains on securities available-for-sale arising during the year	$762.9	$802.2	$345.4
Less: Reclassification adjustment for gains (losses) on disposals of prior year inventory included in net income (1)	206.4	(72.1)	43.8
Less: Federal income tax expense on reclassification	15.3	316.7	117.9
Less: Transfer from available-for-sale to trading securities	371.5	—	—

Less: Federal income tax expense on transfer	129.9	—	—

Net unrealized gain on securities available-for-sale, net of reclassifications and federal income tax expense	$39.8	$557.6	$183.7

(1)	The reclassification adjustment for gains (losses) does not include the impact of associated adjustments to deferred acquisition costs and amounts required to satisfy policyholder commitments.

The “Net Unrealized Gain on Derivative Instruments” component of other comprehensive income shown on the Consolidated Statements of Shareholders’ Equity is net of Federal income tax expense (benefit) of $(3.9) million, $1.2 million, and $12.6 million for 2003, 2002 and 2001, respectively, and net of adjustments to deferred acquisition costs of $(4.5) million, $1.6 million and $23.8 million for 2003, 2002 and 2001, respectively. The 2001 amounts for tax expense and deferred acquisition cost adjustment include $9.5 million and $18.3 million, respectively, related to the transition adjustment recorded for the adoption of FAS 133

The “Foreign Currency Translation” component of other comprehensive income shown on the Consolidated Statements of Shareholders’ Equity is net of Federal income tax expense (benefit) of $31.3 million, $31.7 million and $(16.1) million for 2003, 2002 and 2001, respectively.

11. Acquisitions and Divestitures

On August 30, 2002, LNC acquired The Administrative Management Group, Inc. (“AMG”), an employee benefits record keeping firm for $21.6 million in cash. Contingent payments up to an additional $14 million will be paid over a period of 4 years (2003-2006) if certain criteria are met. Lincoln Retirement recorded an expense of $1.2 million after-tax ($1.8 million pre-tax) for 2003 relating to such contingent payments. AMG, a strategic partner of LNC’s Retirement segment for several years, provides record keeping services for the Lincoln Alliance Program along with approximately 200 other clients nationwide. The application of purchase accounting to this acquisition resulted in goodwill of $20.2 million.

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

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The combined effects of the 2002 settlement of disputed matters and exited business reserve increases reduced the $723.1 million after-tax ($1.1 billion pre-tax) deferred gain reported at closing by $44.9 million after-tax ($69 million pre-tax). An additional $1.3 million after-tax ($2 million pre-tax) of deferred gain was recognized in net income, due to a novation of certain Canadian business during 2002. During 2003, LNC amortized into net income $49.3 million after-tax ($75.8 million pre-tax) of the deferred gain.

Also during 2002, LNC exercised a contractual right to “put” its interest in a subsidiary company containing LNC’s disability income reinsurance business to Swiss Re for $10 million. The $10 million sale price was approximately equal to LNC’s book basis in the subsidiary.

Through December 31, 2003, of the original $2 billion in proceeds received by LNC, approximately $560 million was paid for taxes and deal expenses and approximately $1.0 billion was used to repurchase stock, reduce

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

debt, and support holding company cash flow needs. LNC also paid $195 million to Swiss Re to settle the closing balance sheet disputed matters and $100 million to satisfy LNC’s personal accident business indemnification obligations. The remaining proceeds have been dedicated to the ongoing capital needs of The Lincoln National Life Insurance Company.

Because of ongoing uncertainty related to personal accident and disability income businesses, the reserves related to these exited business lines carried on LNC’s balance sheet at December 31, 2003 may ultimately prove to be either excessive or deficient. For instance, in the event that future developments indicate that these reserves should be increased, under FAS 113 LNC would record a current period non-cash charge to record the increase in reserves. Because Swiss Re is responsible for paying the underlying claims to the ceding companies, LNC would record a corresponding increase in reinsurance recoverable from Swiss Re. However, FAS 113 does not permit LNC to take the full benefit in earnings for the recording of the increase in the reinsurance recoverable in the period of the change. Rather, LNC would increase the deferred gain recognized upon the closing of the indemnity reinsurance transaction with Swiss Re and would report a cumulative amortization “catch-up” adjustment to the deferred gain balance as increased earnings recognized in the period of change. Any amount of additional increase to the deferred gain above the cumulative amortization “catch-up” adjustment must continue to be deferred and will be amortized into income in future periods over the remaining period of expected run-off of the underlying business. No cash would be transferred between LNC and Swiss Re as a result of these developments.

Accordingly, even though LNC has no continuing underwriting risk, and no cash would be transferred between LNC and Swiss Re, in the event that future developments indicate LNC’s December 31, 2003 personal accident or disability income reserves are deficient or redundant, FAS 113 requires LNC to adjust earnings in the period of change, with only a partial offset to earnings for the cumulative deferred gain amortization adjustment in the period of change. The remaining amount of increased gain would be amortized into earnings over the remaining run-off period of the underlying business.

As noted above, effective with the closing of the transaction, the Reinsurance segment’s results for the eleven months ended November 30, 2001 and the year ended December 31, 2000 were moved into Other Operations.

Earnings from LNC’s reinsurance operations were as follows:

(in millions)	Eleven Months Ended November 30, 2001
Revenue	$1,681.3
Benefits and Expenses	1,505.3

Income before Federal Income Taxes and Cumulative Effect of Accounting Changes	176.0
Federal Income Taxes	59.0

Income before Cumulative Effect of Accounting Changes	117.0
Cumulative Effect of Accounting Changes (after-tax)	(2.4)

Net Income	$114.6

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Restructuring Charges

The following provides details on LNC’s restructuring charges.

1998 Restructuring Plan

During 1998, LNC implemented two restructuring plans, with only the plan relating to downsizing LNC’s corporate center operations not completed as of December 31, 2000. The aggregate charges associated with the restructuring plan totaled $14.3 million after-tax ($22.0 million pre-tax) for the year ended December 31, 1998. These charges were included in Underwriting, Acquisition, Insurance and Other Expenses on the Consolidated Statement of Income in the year the restructuring were incurred. These aggregate pre-tax costs include $8.9 million for employee severance and termination benefits, $9.9 million for asset impairments and $3.2 million for rents on abandoned facilities. During the fourth quarter of 2000, $0.5 million (pre-tax) of the original charge to downsize LNC’s corporate center operations was reversed. This plan was completed in the third quarter of 2002 due to the termination of the lease, which resulted from LNC’s purchase and ultimate sale of the abandoned building. The remaining $0.2 million related to the terminated lease was reversed as a reduction in restructuring costs during the third quarter of 2002. Total pre-tax costs of $21.3 million were expended or written-off under this restructuring plan.

1999 Restructuring Plan

In 1999, LNC implemented three different restructuring plans, with those plans relating to the discontinuance of HMO excess-of-loss reinsurance programs (“HMO Reinsurance”), and the streamlining of Lincoln UK’s operations not completed as of December 31, 2000. The aggregate charges associated with these two unrelated restructuring plans totaled $9.7 million after-tax ($14.9 million pre-tax) and were included in Underwriting, Acquisition, Insurance and Other Expenses on the Consolidated Statement of Income for the year ended December 31, 1999. These aggregate pre-tax costs include $6.3 million for employee severance and termination benefits and $8.6 million for other costs relating to exiting business activities. Through December 31, 2001, actual pre-tax costs of $3.7 million were expended or written-off for the HMO Reinsurance restructuring plan. During the fourth quarter of 2000, $1.0 million (pre-tax) of the original charge for the discontinuance of HMO excess-of-loss restructuring plan was reversed. During the fourth quarter of 2001, the remaining restructuring reserve of $0.2 million relating to the HMO excess-of-loss reinsurance programs was transferred to Swiss Re as part of its acquisition of LNC’s reinsurance operations.

Included in the 1999 restructuring charge is $6.5 million after-tax ($10.0 million pre-tax) recorded in the Lincoln UK segment. The objective of this restructuring plan is to reduce operating costs by consolidating and eliminating redundant staff functions and facilities. Expenditures and write-offs under the restructuring plan began in the fourth quarter of 1999 and were completed in the 3rd quarter of 2001 except for lease payments on closed facilities, which will continue until 2016. Through December 31, 2003, $8.3 million (pre-tax) has been expended or written-off under this restructuring plan and 112 positions have been eliminated.

2000 Restructuring Plan

During 2000, LNC implemented restructuring plans relating to 1) the downsizing and consolidation of the operations of Vantage Global Advisors, Inc. (“Vantage”); 2) the exit of all direct sales and sales support operations of Lincoln UK and the consolidation of its Uxbridge home office with its Barnwood home office; and 3) the downsizing and consolidation of the investment management operations of Lincoln Investment Management (“LIM”). The Vantage restructuring charge was recorded in the second quarter, the Lincoln UK restructuring was recorded in the third and fourth quarters, and the LIM restructuring charge was recorded in the

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

fourth quarter of 2000. The Vantage plan was completed in the fourth quarter of 2001 and the LIM plan was completed in the third quarter of 2002. All expenditures and write-offs for the LIM restructuring plan were completed in the third quarter of 2002 and $0.4 million of the original reserve was released. The release of the reserve was primarily due to LNC’s purchase and ultimate sale of the vacant office space on terms, which were favorable to what was included in the original restructuring plan for rent on this office space. The remaining restructuring reserve for the Lincoln UK plan is for lease payments on closed sales offices. The following table provides information about the 2000 restructuring plans.

(in millions)	Vantage Plan	Lincoln UK Plan	LIM Plan	Total
Employee severance and termination benefits	$2.3	$29.8	$1.7	$33.8
Write-off of impaired assets	1.4	39.2	0.3	40.9
Other costs	0.4	30.4	1.9	32.7

2000 Restructuring Charge (pre-tax)	4.1	99.4	3.9	107.4

Amounts expended and written-off in 2001	3.5	85.4	1.7	90.6
Amounts reversed through in 2001	0.6	—	—	0.6

Restructuring reserve at December 31, 2001	—	14.0	2.2	16.2

Amounts expended in 2002	—	2.6	1.8	4.4
Amounts reversed in 2002	—	1.7	0.4	2.1

Restructuring reserve at December 31, 2002	—	9.7	—	9.7

Amounts expended in 2003	—	1.3	—	1.3
Amounts reversed in 2003	—	—	—	—

Restructuring reserve at December 31, 2003	$—	$8.4	$—	$8.4

Positions to be eliminated under original plan	15	671	19
Actual positions eliminated through December 31, 2003	13	671	19
Expected completion date	Completed 4th Quarter 2001	2015	Completed 3rd Quarter 2002

2001 Restructuring Plan

During 2001, LNC implemented restructuring plans relating to 1) the consolidation of the Syracuse operations of Lincoln Life & Annuity Company of New York into the Lincoln Retirement segment operations in Fort Wayne, Indiana and Portland, Maine; 2) the elimination of duplicative functions in the Schaumburg, Illinois operations of First Penn-Pacific, and the absorption of these functions into the Lincoln Retirement and Life Insurance segment operations in Fort Wayne, Indiana and Hartford, Connecticut; 3) the reorganization of the life wholesaling function within the independent planner distribution channel, consolidation of retirement wholesaling territories, and streamlining of the marketing and communications functions in LFD; 4) the reorganization and consolidation of the life insurance operations in Hartford, Connecticut related to the streamlining of underwriting and new business processes and the completion of outsourcing of administration of certain closed blocks of business 5) the planned consolidation of the Boston, Massachusetts investment and marketing office with the Philadelphia, Pennsylvania investment and marketing operations in order to eliminate redundant facilities and functions within the Investment Management segment 6) the combination of LFD channel oversight, positioning of LFD to take better advantage of ongoing “marketplace consolidation” and expansion of the customer base of wholesalers in certain non-productive territories and 7) the consolidation of operations and space in LNC’s Fort Wayne, Indiana operations.

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The aggregate charges associated with all restructuring plans entered into during 2001 totaled $24.6 million after-tax ($38.0 million pre-tax) for the year ended December 31, 2001. The component elements of these aggregate pre-tax costs include employee severance and termination benefits of $12.2 million, write-off of impaired assets of $3.3 million and other exit costs of $22.5 million primarily related to the termination of equipment leases ($1.4 million) and rent on abandoned office space ($20.0 million). Actual pre-tax costs totaling $1.3 million were expended or written-off and 30 positions were eliminated under the Syracuse restructuring plan. The total amount expended for this plan exceeded the original restructuring reserve by $0.3 million. Actual pre-tax costs totaling $1.8 million were expended or written-off and 26 positions were eliminated under the second quarter of 2001 LFD restructuring plan. The amount expended for this plan was equal to the original reserve. Actual pre-tax costs totaling $2.3 million were expended or written-off and 36 positions were eliminated under the fourth quarter of 2001 Life Insurance segment restructuring plan. The amount expended for this plan was in excess of the original reserve by less than $0.1 million. In addition, $0.1 million of excess reserve on the Schaumburg, Illinois restructuring plan was released during the second quarter of 2002 and $1.5 million of excess reserve on the Fort Wayne restructuring plan was released during the third quarter of 2002. The release of the reserve on the Fort Wayne restructuring plan was due to LNC’s purchase and ultimate sale of the vacant building on terms that were favorable to what was included in the original restructuring plan for rent on this abandoned office space. The following table provides information about the remaining 2001 restructuring plans.

(in millions)	Schaumburg Plan	Boston Office Consolidation	LFD Plan- 4th Quarter	Fort Wayne Operations	Total
Employee severance and termination benefits	$3.2	$—	$3.8	$0.3	$7.3
Write-off of impaired assets	—	0.1	—	3.2	3.3
Other costs:
Termination of equipment leases	—	—	—	1.4	1.4
Rent on abandoned office space	0.9	0.5	—	19.5	20.9

Total 2001 Restructuring Charges (pre-tax)	$4.1	$0.6	$3.8	$24.4	$32.9
Amounts expended and written-off through 2001	2.4	—	1.2	—	3.6

Restructuring reserve at December 31, 2001	1.7	0.6	2.6	24.4	29.3
Amounts expended in 2002	1.3	0.2	2.6	22.3	26.4

Amounts reversed in 2002	0.1	—	—	1.5	1.6

Restructuring reserve at December 31, 2002	0.3	0.4	*	0.6	1.3

Amounts expended in 2003	0.1	*	*	0.5	0.6

Restructuring reserve at December 31, 2003	$0.2	$0.4	$—	$0.1	$0.7

Positions to be eliminated under original plan	27	—	63	9	99
Actual positions eliminated through December 31, 2003	26	—	62	19	107
Expected completion date	1st Quarter 2004	4th Quarter 2005	Completed 1st Quarter 2003	2nd Quarter 2004

*	Amount is less than $0.1 million.

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

(in millions)	Lincoln Retirement
Employee severance and termination benefits	$1.6

2002 Restructuring Charge (pre-tax)	1.6
Amounts expended in 2002	0.9

Restructuring reserve at December 31, 2002	0.7
Amounts expended in 2003	0.7

Restructuring reserve at December 31, 2003	$—
Positions to be eliminated under original plan	49
Actual positions eliminated through December 31, 2003	49

Completion date	Completed in 3rd Quarter 2003

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2003 Restructuring Plan

In January 2003, the Life Insurance segment announced that it was realigning its operations in Hartford, Connecticut and Schaumburg, Illinois to enhance productivity, efficiency and scalability while positioning the segment for future growth. In February 2003, Lincoln Retirement announced plans to consolidate its fixed annuity operations in Schaumburg, Illinois into Fort Wayne, Indiana. In June 2003, LNC announced that it was combining its retirement and life insurance businesses into a single operating unit focused on providing wealth accumulation and protection, income distribution and wealth transfer products. The realigned organization is expected to significantly reduce operating expenses while positioning LNC for future growth and to take advantage of the recent market recovery. In August 2003, LNC announced additional realignment activities, which impact all of LNC’s domestic operations. The following table provides information about the 2003 restructuring plans.

(in millions)	Life Insurance Realignment Jan 2003	Fixed Annuity Consolidation Feb 2003	Realignment June/August 2003	Total
Total expected charges as of December 31, 2003	$21.0	$5.0	$101.0	$127.0

Amounts incurred through December 31
Employee severance and termination benefits	$7.0	$1.8	$27.4	$36.2
Write-off of impaired assets	1.9	—	3.0	4.9
Other Costs:
Rent on abandoned office space	6.0	2.2	—	8.2
Other	2.8	0.2	1.5	4.5

Total 2003 Restructuring Charges (pre-tax)	17.7	4.2	31.9	53.8

Amounts expended through December 31, 2003	16.3	3.6	18.8	38.7
Amounts reversed through December 31, 2003	—	—	—	—

Restructuring reserve at December 31, 2003	$1.4	$0.6	$13.1	$15.1

Additional amounts expended that do not qualify as restructuring charges	$2.0	$0.5	$6.8	$9.3

Expense savings realized in 2003 (pre-tax)	$20.0	$3.0	$6.7	$29.7

Total expected annual expense savings (pre-tax)	$20.0	$6.4	$96.6	$123.0

Expected completion date	2nd Quarter 2006	2nd Quarter 2006	1st Quarter 2006

Pre-tax restructuring charges for the June/August realignment activities for the year ended December 31, 2003 were reported in the following segments: Retirement ($15.9 million), Life Insurance ($1.7 million), Investment Management ($7.1 million), and Other Operations ($7.2 million).

13. Subsequent Events

In February 2004 LNC issued of $200 million 4.75% Notes due 2014 with semi-annual interest payments in February and August. The notes were priced at 99.297% and net proceeds to the company were $197.3 million, which will be used for general corporate purposes. Until the funds are needed for such purposes, the net proceeds will be used to invest in short-term investment grade securities and to pay down short-term debt. LNC used a treasury lock to reduce exposure to interest rate changes prior to closing. The treasury lock was closed prior to the issuance of the Notes with a gain of approximately $1 million. This gain, along with the costs of issuance, will be amortized over the life of the Notes.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

There have been no disagreements with LNC’s independent auditors which are reportable pursuant to Item 304 of Regulation S-K.

Item 9A. Controls and Procedures

The Corporation’s Principal Executive Officer and Principal Financial Officer have reviewed and evaluated the effectiveness of the Corporation’s disclosure controls and procedures [as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)] as of December 31, 2003. Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that the Corporation’s disclosure controls and procedures are effective, providing them with material information relating to the Corporation as required to be disclosed in the reports the Corporation files or submits under the Exchange Act on a timely basis. In addition, there were no significant changes in the Corporation’s internal controls or in other factors that could significantly affect the Corporation’s disclosure controls and procedures subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Corporation’s internal controls. As a result, no corrective actions were required or undertaken.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information for this item relating to directors of LNC is incorporated by reference to the sections captioned “NOMINEES FOR DIRECTOR”, “DIRECTORS CONTINUING IN OFFICE” and “ COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES AND EXCHANGE ACT OF 1934”, of LNC’s Proxy Statement for the Annual Meeting scheduled for May 13, 2004.

Executive Officers of the Registrant as of March 9, 2004 were as follows:

Name	Age**	Position with LNC and Business Experience During the Past Five Years
Jon A. Boscia	51	Chairman, Chief Executive Officer and Director, LNC (since 2001). President, Chief Executive Officer and Director, LNC (1998-2001).

George E. Davis	60	Senior Vice President, LNC (since 1993).

Robert W. Dineen	54	Chief Executive Officer and President, LFA* (since 2002).

Jude T. Driscoll	41	Chief Executive Officer and President of LNIC* and Delaware* (since 2003). Interim Chief Executive Officer (2002). Executive Vice President (2000-2002).

Jason S. Glazier	36	Senior Vice President, Chief Technology Officer and Chief E-Commerce Officer, LNC (since 2002). Senior Vice President and Chief E-Commerce Officer, LNC (2001).

John H. Gotta	53

Chief Executive Officer and Executive Vice President – Life Insurance and Retirement Services (since 2003). Chief Executive Officer and Executive Vice President – Life Insurance, LNL* (2000-2003). Chief Executive Officer – Life Insurance and Senior Vice President, LNL* (2000). Senior Vice President, LNL* (1998-2000).

Barbara S. Kowalczyk	52	Senior Vice President, LNC (since 1994).

Dennis L. Schoff	44	Senior Vice President, LNC and General Counsel (since 2002). Vice President and Deputy General Counsel (2001-2002). Vice President and Associate General Counsel (2000-2001).

Name	Age**	Position with LNC and Business Experience During the Past Five Years
Michael Tallett-Williams	50	Chief Executive Officer and Managing Director, Lincoln National (UK)* (since 2000). Chief Financial Officer, Lincoln National (UK)* (1995-2000).

Westley V. Thompson	48	Chief Executive Officer and President, LFD* (since 2000). Senior Vice President, Lincoln Life and Annuity Distributors (1998-2002).

Casey J. Trumble	49	Senior Vice President and Chief Accounting Officer, LNC (since 1999).

Richard C. Vaughan	54	Executive Vice President (since 1995) and Chief Financial Officer, LNC (since 1992).

*	Denotes a subsidiary of LNC.
**	Age shown is based on the officer’s age as of March 9, 2004.

There is no family relationship between any of the foregoing executive officers, all of whom are elected annually.

LNC has adopted a code of ethics that applies, among others, to its principal executive officer, principal financial officer, principal accounting officer, or controller, and other persons performing similar functions. The code of ethics is posted on LNC’s Internet website (www.lfg.com). LNC will provide to any person without charge, upon request, a copy of such code. Requests for the code should be directed to: Corporate Secretary, Lincoln National Corporation, 1500 Market Street, Suite 3900, Centre Square West, Philadelphia, PA 19102-2112.

Item 11. Executive Compensation

Information for this item is incorporated by reference to the section captioned “EXECUTIVE COMPENSATION” of LNC’s Proxy Statement for the Annual Meeting scheduled for May 13, 2004.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Certain information for this item is incorporated by reference to the sections captioned “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS” and “SECURITY OWNERSHIP OF DIRECTORS, NOMINEES AND EXECUTIVE OFFICERS” of LNC’s Proxy Statement for the Annual Meeting scheduled for May 13, 2004.

The table below provides information as of December 31, 2003 regarding securities authorized for issuance under LNC’s equity compensation plans.

Equity Compensation Plan Information

	(a)		(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders	19,781,711	[1]	$39.20	6,903,230	[2]

Equity compensation plans not approved by shareholders	None		—	—

[1]	Includes 16,919,923 outstanding options, 204,316 outstanding performance stock options, 77,022 outstanding restricted stock units, 1,528,003 outstanding performance stock units and 1,052,447 outstanding deferred stock units.
[2]	Includes up to 2,315,799 securities available for issuance in connection with restricted stock, restricted stock unit, performance stock, performance stock unit, deferred stock and deferred stock unit awards under LNC’s Incentive Compensation Plan and up to 38,088 securities available for issuance in connection with restricted stock and deferred stock unit awards (of which not more than 14,917 securities are available for issuance in connection with restricted stock awards) under LNC’s 1993 Stock Plan for Non-Employee Directors.

Item 13. Certain Relationships and Related Transactions

None

Item 14. Principle Accountant Fees and Services

The following is incorporated by reference:

Information on accounting fees and services included in the Proxy Statement under the heading “Principal Accountant Fees and Services;” and

Information on the Audit Committee’s procedures for pre-approving certain audit and non-audit services included in the Proxy Statement under the heading “Audit Committee Pre-Approval Policy.”

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

Item 15(a)(1) Financial Statements

The following consolidated financial statements of Lincoln National Corporation are included in Item 8:

Item 15(a)(2) Financial Statement Schedules

The following consolidated financial statement schedules of Lincoln National Corporation are included in Item 15(d):

I	–	Summary of Investments – Other than Investments in Related Parties	165
II	–	Condensed Financial Information of Registrant	166
III	–	Supplementary Insurance Information	169
IV	–	Reinsurance	171
V	–	Valuation and Qualifying Accounts	172

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, are inapplicable, or the required information is included in the consolidated financial statements, and therefore omitted.

Item 15(a)(3) Listing of Exhibits

The following exhibits of Lincoln National Corporation are included in Item 15 - (Note: The numbers preceding the exhibits correspond to the specific numbers within Item 601 of Regulation S-K.):

3	(a)	The Articles of Incorporation of LNC as last amended effective May 12, 1994 are incorporated by reference to Exhibit 3(a) of LNC’s Form 10-K for the year ended December 31, 2001, as filed with the Commission on March 18, 2002.

3	(b)	The Bylaws of LNC as last amended February 18, 2002 are incorporated by reference to Exhibit 3(b) of LNC’s Form 10-K for the year ended December 31, 2001, as filed with the Commission on March 18, 2002.

4	(a)	Indenture of LNC dated as of January 15, 1987 is incorporated by reference to Exhibit 4(a) of LNC’s Form 10-K for the year ended December 31, 1994, as filed with the Commission on March 27, 1995.

4	(b)	First Supplemental Indenture dated as of July 1, 1992, to Indenture of LNC dated as of January 15, 1987 is incorporated by reference to Exhibit 4(b) of LNC’s Form 10-K for the year ended December 31, 2001, as filed with the Commission on March 18, 2002.

4	(c)	Rights Agreement of LNC as last amended November 14, 1996 is incorporated by reference to LNC’s Form 8-K, as filed with the Commission on November 22, 1996.

4	(d)	Indenture of LNC dated as of September 15, 1994, between LNC and The Bank of New York, as Trustee, is incorporated by reference to Exhibit 4(e) of LNC’s Form 10-K for the year ended December 31, 1998, as filed with the Commission on March 11, 1999.

4	(e)	Form of Note dated as of September 15, 1994 is incorporated by reference to Exhibit 4(d) on LNC’s Registration Statement on Form S-3/A (File No. 33-55379), as filed with the Commission on September 15, 1994.

4	(f)	Form of Zero Coupon Security dated as of September 15, 1994 is incorporated by reference to Exhibit 4(f) on LNC’s Registration Statement on Form S-3/A (File No. 33-55379), as filed with the Commission on September 15, 1994.

4	(g)	Specimen of LNC’s 9 1/8% Debentures due October 1, 2024 is incorporated by reference to Schedule I of LNC’s Form 8-K, as filed with the Commission on September 29, 1994.

4	(h)	Specimen of LNC’s 7 1/4% Debenture due May 15, 2005 is incorporated by reference to Schedule III of LNC’s Form 8-K, as filed with the Commission on May 17, 1995.

4	(i)	Junior Subordinated Indenture dated as of May 1, 1996 between LNC and The First National Bank of Chicago is incorporated by reference to Exhibit 4(j) of LNC’s Form 10-K, as filed with the Commission on March 18, 2002.

4	(j)	Specimen of 6 1/2% Notes due March 15, 2008 incorporated by reference to Exhibit 4.1 LNC’s Form 8-K, as filed with the commission on March 24, 1998.

4	(k)	Specimen of 7% Notes due March 15, 2018 incorporated by reference to Exhibit 4.2 of LNC’s Form 8-K, as filed with the Commission on March 24, 1998.

4	(l)	Amended and Restated Trust Agreement for Lincoln National Capital III between LNC, as depositor, The First National Bank of Chicago, as property trustee, First Chicago Delaware, Inc. as Delaware trustee, and the administrative trustees is incorporated by reference to Exhibit 4.1 of LNC’s Form 8-K, as filed with the Commission on July 30, 1998.

4	(m)	Form of 7.40% Trust Originated Preferred Securities, Series C, of Lincoln National Capital III is incorporated by reference to Exhibit 4.2 of LNC’s Form 8-K, as filed with the Commission on July 30, 1998.

4	(n)	Guarantee Agreement for Lincoln National Capital III is incorporated by reference to Exhibit 4.4 of LNC’s Form 8-K, as filed with the Commission on July 30, 1998.

4	(o)	Amended and Restated Trust Agreement for Lincoln National Capital IV between LNC, as depositor, The First National Bank of Chicago, a property trustee, First Chicago Delaware Inc., as Delaware trustee, and the administrative trustees is incorporated by reference to Exhibit 4.1 of LNC’s Form 8-K, as filed with the Commission on August 27, 1998.

4	(p)	Form of Income Prides Certificate of Lincoln National Capital IV is incorporated by reference to Exhibit 4.7 of LNC’s Form 8-K, as filed with the Commission on August 27, 1998.

4	(q)	Form of Growth Prides Certificates of Lincoln National Capital IV is incorporated by reference to Exhibit 4.8 of LNC’s Form 8-K, as filed with the Commission on August 27, 1998.

4	(r)	Guarantee Agreement for Lincoln National Capital IV is incorporated by reference to Exhibit 4.5 of LNC’s Form 8-K, as filed with the Commission on August 27, 1998.

4	(s)	Purchase Contract Agreement between LNC and The First National Bank of Chicago, as Purchase Contract Agent, relating to Lincoln National Capital IV is incorporated by reference to Exhibit 4.6 of LNC’s Form 8-K, as filed with the Commission on August 27, 1998.

4	(t)	Pledge Agreement among LNC, The Chase Manhattan Bank, as agent, and The First National Bank of Chicago, as Purchase Agent, relating to Lincoln National Capital IV is incorporated by reference to Exhibit 4.9 of LNC’s Form 8-K, as filed with the Commission on August 27, 1998.

4	(u)	Underwriting Agreement dated November 9, 2001 is incorporated by reference to Exhibit 1.1 of LNC’s Form 8-K, as filed with the Commission on November 21, 2001.

4	(v)	Amended and Restated Trust Agreement dated November 19, 2001, between LNC, as Depositor, and Bank One Trust Company, National Association, as Property Trustee, Bank One Delaware, Inc., as Delaware Trustee, and the Administrative Trustee named herein is incorporated by reference to Exhibit 4.1 of LNC’s Form 8-K, as filed with the Commission on November 21, 2001.

4	(w)	Form of 7.65% Trust Preferred Security Certificate is incorporated by reference to Exhibit 4.2 of LNC’s Form 8-K, as filed with the Commission on November 21, 2001.

4	(x)	Guarantee Agreement dated November 19, 2001, between LNC, as Guarantor, and Bank One Trust Company, National Association, Guarantee Trustee is incorporated by reference to Exhibit 4.4 of LNC’s Form 8-K, as filed with the Commission on November 21, 2001.

4	(y)	Underwriting Agreement dated December 4, 2001 is incorporated by reference to Exhibit 1.1 of LNC’s Form 8-K, as filed with the Commission on December 11, 2001.

4	(z)	Form of Note dated December 7, 2001 is incorporated by reference to Exhibit 4.1 of LNC’s Form 8-K, as filed with the Commission on December 11, 2001.

4	(aa)	Underwriting Agreement dated May 29, 2002 is incorporated by reference to Exhibit 1.1 of LNC’s Form 8-K, as filed with the Commission on June 6, 2002.

4	(bb)	Form of Note dated June 3, 2002 is incorporated by reference to Exhibit 4.1 of LNC’s Form 8-K, as filed with the Commission on June 6, 2002.

4	(cc)	Amended and Restated Trust Agreement dated September 11, 2003, between Lincoln, as Depositor, and Bank One Trust Company, National Association, as Property Trustee, Bank One Delaware, Inc., as Delaware Trustee, and the Administrative Trustees named therein. (incorporated by reference to Exhibit 4.1 of the Corporation’s current report on Form 8-K filed on September 16, 2003).

4	(dd)	Form of 6.75% Trust Preferred Security certificate. (incorporated by reference to Exhibit 4.2 of the Corporation’s current report on Form 8-K filed on September 16, 2003).

4	(ee)	Form of 6.75% Junior Subordinated Deferrable Interest Debentures, Series F (incorporated by reference to Exhibit 4.3 of the Corporation’s current report on Form 8-K filed on September 16, 2003).

4	(ff)	Guarantee Agreement dated September 11, 2003, between Lincoln, as Guarantor, and Bank One Trust Company, National Association, as Guarantee Trustee (incorporated by reference to Exhibit 4.4 of the Corporation’s current report on Form 8-K filed on September 16, 2003).

4	(gg)	Form of 4.75% Note due February 15, 2014

10	(a)	The Lincoln National Corporation 1986 Stock Option Incentive Plan, as amended through January 15, 1997. Plan terminated May 15, 1997, but outstanding options are administered under the Lincoln National Corporation Incentive Compensation Plan. This document is incorporated by reference to Exhibit 10(a) of LNC’s Form 10-K for the year ended December 31, 2001, as filed with the Commission on March 18, 2002.

10	(b)	Salary Continuation Plan for Executives of Lincoln National Corporation and Affiliates Plan last amended August 1, 2000 is incorporated by reference to Exhibit 10(b) of LNC’s Form 10-K, as filed with the Commission on March 18, 2002.

10	(c)	Lincoln National Corporation Executives’ Severance Benefit Plan as Amended and Restated on January 10, 2002 is incorporated by reference to Exhibit 10(c) of LNC’s Form 10-K for the year ended December 31, 2001, as filed with the Commission on March 18, 2002.

10	(d)	The Lincoln National Corporation Outside Directors Retirement Plan as last amended effective March 15, 1990 is incorporated by reference to Exhibit 10(d) of LNC’s Form 10-K for the year ended December 31, 2001, as filed with the Commission on March 18, 2002.

10	(e)	The Lincoln National Corporation Outside Directors’ Value Sharing Plan, last amended March 8, 2001 is incorporated by reference to Exhibit 10(e) of LNC’s Form 10-K for the year ended December 31, 2001, as filed with the Commission on March 18, 2002.

10	(f)	Lincoln National Corporation Executive Deferred Compensation Plan for Employees (Commission File No. 33-51721), as last amended August 1, 2002 is incorporated by reference to Exhibit 10(f) of LNC’s Form 10-Q for the quarter ended September 30, 2002, as filed with the Commission on November 5, 2002.

10	(g)	Lincoln National Corporation 1993 Stock Plan for Non-Employee Directors (Commission File No. 33-58113), as last amended May 10, 2001 is incorporated by reference to Exhibit 10(g) of LNC’s Form 10-K for the year ended December 31, 2001, as filed with the Commission on March 18, 2002.

10	(h)	Lincoln National Corporation Executives’ Excess Compensation Pension Benefit Plan (File No. 33-58113) as last amended January 1, 1989 is incorporated by reference to Exhibit 10(h) of LNC’s Form 10-K for the year ended December 31, 2001, as filed with the Commission on March 18, 2002.

10	(i)	First Amendment to Lincoln National Corporation Executives’ Excess Compensation Pension Benefit Plan effective December 22, 1999 is incorporated by reference to Exhibit 10(k) of LNC’s Form 10-K for the year ended December 31, 1999, as filed with the Commission on March 11, 2000.

10	(j)	Lincoln National Corporation Incentive Compensation Plan, as last amended March 8, 2001 is incorporated by reference to Exhibit 10(j) of LNC’s Form 10-K for the year ended December 31, 2001, as filed with the Commission on March 18, 2002.

10	(k)	Lease and Agreement dated August 1, 1984, with respect to LNL’s Home Office properties located at Clinton Street and Harrison Street, Fort Wayne, Indiana is incorporated by reference to Exhibit 10(n) of LNC’s Form 10-K for the year ended December 31, 1995, as filed with the Commission on March 27, 1996.

10	(l)	Form of Lease and Agreement dated March 1, 1999, with respect to LNC’s Corporate Office located at Centre Square West Tower, 1500 Market Street, Suite 3900, Philadelphia, Pennsylvania is incorporated by reference to Exhibit 10(p) of LNC’s Form 10-K for the year ended December 31, 1999, as filed with the Commission on March 11, 2000.

10	(m)	Agreement of Lease dated February 17, 1998, with respect to LNL’s life products headquarters located at 350 Church Street, Hartford, Connecticut is incorporated by reference to Exhibit 10(q) of LNC’s Form 10-K for the year ended December 31, 1997, as filed with the Commission on March 18, 1998.

10	(n)	Lease and Agreement dated December 10, 1999 with respect to Delaware Management Holdings, Inc. for Home Office property located at One Commerce Square, Philadelphia, Pennsylvania is incorporated by reference to Exhibit 10(r) of LNC’s Form 10-K for the year ended December 31, 1999, as filed with the Commission on March 11, 2000.

10	(o)	Sublease and Agreement dated December 10, 1999 by and between Delaware Management Holdings, Inc. and New York Central Lines LLC for property located at Two Commerce Square, Philadelphia, Pennsylvania is incorporated by reference to Exhibit 10(s) of LNC’s Form 10-K for the year ended December 31, 1999, as filed with the Commission on March 11, 2000.

10	(p)	Consent to Sublease dated December 10, 1999 with respect to Delaware Management Holdings, Inc. for property located at Two Commerce Square and Philadelphia Plaza Phase II, Philadelphia, Pennsylvania is incorporated by reference to Exhibit 10(t) of LNC’s Form 10-K for the year ended December 31, 1999, as filed with the Commission on March 11, 2000.

10	(q)	Stock and Asset Purchase Agreement by and among Lincoln National Corporation, The Lincoln National Life Insurance Company, Lincoln National Reinsurance Company (Barbados) Limited and Swiss Re Life & Health America Inc. dated July 27, 2001 is incorporated by reference to Exhibit 99.1 of LNC’s Form 8-K, as filed with the Commission on August 1, 2001. Omitted schedules and exhibits listed in the Agreement will be furnished to the Commission upon request.

10	(r)	Agreement, Waiver and General Release between J. Michael Hemp and Lincoln Financial Advisors Corporation on behalf of itself and Lincoln National Corporation, their affiliates and subsidiaries, dated January 20, 2003.*

12		Historical Ratio of Earnings to Fixed Charges.

21		List of Subsidiaries of LNC.

23		Consent of Ernst & Young LLP, Independent Auditors.

31		Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

32		Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

*	This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15 of this report.

Item 15(b) Reports on Form 8-K

During the three months ended December 31, 2003, the following Current Reports on Form 8-K were filed with or furnished to the SEC by LNC:

1. Form 8-K furnished to the SEC on October 29, 2003 under Items 7, 9 and 12 containing Lincoln National Corporation’s Statistical Supplement for the Quarter Ended September 30, 2003.

2. Form 8-K furnished to the SEC on October 30, 2003 under Items 7 and 12 containing Lincoln Financial Group press release dated October 29, 2003, announcing Lincoln National Corporation’s 2003 3rd quarter earnings.

Item 15(c)

The exhibits of Lincoln National Corporation are listed in Item (a)(3) above.

Item 15(d)

The financial statement schedules for Lincoln National Corporation follow.

LINCOLN NATIONAL CORPORATION

SCHEDULE I - SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN

RELATED PARTIES

	December 31, 2003 (000s omitted)
Column A	Column B	Column C	Column D
	Cost	Fair Value	Amount at Which Shown in the Balance Sheet
Type of Investment
Fixed maturity securities available-for-sale (1):
Bonds:
United States government and government agencies and authorities	$218,990	$225,824	$225,824
States, municipalities and political subdivisions	147,896	152,771	152,771
Asset/Mortgage-backed securities	5,012,598	5,195,640	5,195,640
Foreign governments	1,153,197	1,194,581	1,194,581
Public utilities	2,105,919	2,237,311	2,237,311
Convertibles and bonds with warrants attached	0	0	0
All other corporate bonds	22,199,047	23,631,201	23,631,201
Redeemable preferred stocks	121,798	132,151	132,151

Total Fixed maturity securities available-for-sale	30,959,445	32,769,479	32,769,479
Equity securities available-for-sale (1):
Common stocks:
Public Utilities	292	457	457
Banks, trusts and insurance companies	54,182	63,908	63,908
Industrial, miscellaneous and all other	23,193	34,009	34,009
Nonredeemable preferred stocks	95,852	100,704	100,704

Total Equity securities available-for-sale	173,519	199,078	199,078
Trading Account Investments:	2,785,421	3,120,127	3,120,127
Mortgage loans on Real Estate:	4,195,028	4,555,974	4,195,028
Real Estate
Investment properties	112,812		112,812
Acquired in satisfaction of debt	69		69
Policy Loans	1,924,391		1,924,391
Derivative instruments:		82,475	82,475
Other investments	374,180		374,180

Total Investments	$40,524,865		$42,777,639

(1)	Investments deemed to have declines in value that are other than temporary are written down or reserved for to reduce the carrying value to their estimated realizable value.

LINCOLN NATIONAL CORPORATION

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEETS

Lincoln National Corporation (Parent Company Only)

	December 31
	2003	2002
	(000s omitted)
Assets:
Investments in subsidiaries *	$5,823,900	$5,380,368
Investments	144,736	1,689
Derivative Instruments	14,744	23,291
Cash and invested cash	83,235	410,901
Property and equipment	4,475	179
Accrued investment income	199	409
Receivable from subsidiaries *	20,047	40,047
Loans to subsidiaries *	1,250,000	1,558,933
Federal income taxes recoverable	12,346	7,977
Other assets	106,037	110,263

Total Assets	$7,459,719	$7,534,057

Liabilities and Shareholders’ Equity

Liabilities:
Cash collateral on loaned securities	$—	$—
Dividends payable	62,388	59,273
Short-term debt	43,985	141,121
Long-term debt	1,117,540	1,119,221
Loans from subsidiaries *	341,295	740,048
Accrued expenses and other liabilities	82,886	126,904

Total Liabilities	1,648,094	2,186,567

Shareholders’ Equity
Series A preferred stock	593	666
Common stock	1,528,701	1,467,439
Retained earnings	3,413,302	3,144,831
Foreign currency translation adjustment	108,993	50,780
Net adjustment to OCI – minimum pension liability adj.	(55,112)	(97,847)
Net unrealized gain on securities available-for-sale	815,148	781,621

Total Shareholders’ Equity	5,811,625	5,347,490

Total Liabilities and Shareholders’ Equity	$7,459,719	$7,534,057

*	Eliminated in consolidation.

LINCOLN NATIONAL CORPORATION

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

STATEMENTS OF INCOME

Lincoln National Corporation (Parent Company Only)

	Year Ended December 31
	2003	2002	2001
	(000s omitted)
Revenue:

Dividends from subsidiaries*	$251,000	$748,000	$532,482
Interest from subsidiaries*	81,528	84,009	89,080
Net investment income	5,381	8,021	20,350
Realized gain (loss) on investments	(2)	(6,239)	18,275
Other	17,204	(7,229)	5,669

Total Revenue	355,111	826,562	665,856

Expenses:

Operating and administrative	12,851	(1,531)	20,908
Interest-subsidiaries*	3,928	6,093	17,848
Interest-other	89,852	93,492	116,312

Total Expenses	106,631	98,054	155,068

Income Before Federal Income Tax Benefit (Expense), Equity in Income (Loss) of Subsidiaries, Less Dividends	248,480	728,508	510,788

Federal income tax benefit (expense)	1,813	(14,577)	12,797

Income Before Equity in Income (Loss) of Subsidiaries, Less Dividends	250,293	713,931	523,585

Equity in income (loss) of subsidiaries, less dividends	261,643	(665,126)	22,069

Net Income	$511,936	$48,805	$545,654

*	Eliminated in consolidation.

LINCOLN NATIONAL CORPORATION

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

STATEMENTS OF CASH FLOWS

Lincoln National Corporation (Parent Company Only)

	Year Ended December 31
	2003	2002	2001
	(000s omitted)
Cash Flows from Operating Activities:
Net Income	$511,936	$48,805	$545,654
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of subsidiaries less than (greater than) distributions*	(261,643)	665,126	(22,069)
Realized (gain) loss on investments	2	6,239	(18,275)
Federal income taxes	(17,254)	32,088	69,313
Stock-based compensation – reimbursement from affiliates	—	(2,521)	(1,316)
Net cash decrease from FIT paid on sale of subsidiaries	—	(9,079)	—
Other	(20,768)	5,564	22,616

Net Adjustments	(299,663)	697,417	50,269

Net Cash Provided by Operating Activities	212,273	746,222	595,923
Cash Flows from Investing Activities:
Net purchases of investments	(142,966)	(849)	(55,276)
Cash collateral on loaned securities	—	(75,750)	(72,671)
Increase in investment in subsidiaries*	(25,000)	(17,298)	(19,900)
Proceeds from sale of subsidiary	—	—	141,743
Net (purchase) sale of property and equipment	—	2,340	(205)
Other	16,256	(6,302)	73,974

Net Cash (Used in) Provided by Investing Activities	(151,710)	(97,859)	67,665
Cash Flows from Financing Activities:
Decrease in long-term debt (includes payments and transfers to short-term debt)	—	—	(99,968)
Issuance of long-term debt	—	248,990	249,220
Net increase (decrease) in short-term debt	(97,135)	(113,847)	104,968
Decrease in loans from subsidiaries*	(392,377)	(135,822)	(389,909)
Decrease (increase) in loans to subsidiaries*	308,933	35,345	(104,865)
Decrease (increase) in receivables from subsidiaries	20,000	170,453	(13,000)
Increase in common stock	—	(475)	225,254
Common stock issued for benefit plans	12,699	77,646	76,889
Retirement of common stock	—	(474,486)	(503,750)
Other liabilities – retirement of common stock	—	(131,890)	—
Dividends paid to shareholders	(240,349)	(234,621)	(230,127)

Net Cash Used in Financing Activities	(388,229)	(558,707)	(685,288)

Net (Decrease) Increase in Cash	(327,666)	89,656	(21,700)
Cash and Invested Cash at Beginning of the Year	410,901	321,245	342,945

Cash and Invested Cash at End-of-Year	$83,235	$410,901	$321,245

*	Eliminated in consolidation.

LINCOLN NATIONAL CORPORATION

SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION

Column A	Column B	Column C	Column D	Column E	Column F
Segment	Deferred Acquisition Costs	Insurance Policy and Claim Reserves	Unearned Premiums	Other Policy Claims and Benefits Payable	Premium Revenue (1)
Year Ended December 31, 2003
Lincoln Retirement	$899,854	$2,648,934	$—	$—	$492,677
Life Insurance	1,578,254	14,802,765	—	—	967,014
Investment Management	—	—	—	—	—
Lincoln UK	620,657	1,498,829	—	—	191,789
Other (incl. consol. adj’s.)	93,584	5,762,204	—	—	46,959

Total	$3,192,349	$24,712,732	$—	$—	$1,698,439
Year Ended December 31, 2002
Lincoln Retirement	$855,835	$2,766,759	$—	$—	$524,801
Life Insurance	1,424,473	13,889,550	—	—	958,932
Investment Management	—	—	—	—	—
Lincoln UK	597,632	1,429,399	—	—	188,314
Other (incl. consol. adj’s.)	92,926	5,473,166	—	—	54,727

Total	$2,970,866	$23,558,874	$—	$—	$1,726,774
Year Ended December 31, 2001
Lincoln Retirement	$912,819	$2,653,963	$—	$—	$617,307
Life Insurance	1,265,606	13,049,065	—	—	969,341
Investment Management	—	—	—	—	—
Lincoln UK	587,345	1,426,577	—	—	214,801
Other (incl. consol. adj’s.)	119,541	4,479,664	—	—	1,417,479

Total	$2,885,311	$21,609,269	$—	$—	$3,218,928

(1)	Includes insurance fees on universal life and other interest-sensitive products.

LINCOLN NATIONAL CORPORATION

SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION (Continued)

Column G	Column H	Column I	Column J	Column K	Column L
Segment	Net Investment Income (2)	Benefits	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses (2)	Premiums Written
Year Ended December 31, 2003
Lincoln Retirement	$1,483,727	$1,049,179	$125,492	$416,990	$—
Life Insurance	911,077	1,095,859	135,518	308,690	—
Investment Management	49,906	—	—	439,792	—
Lincoln UK	64,135	98,559	42,535	67,908	—
Other (incl. consol. adj’s.)	129,681	184,926	19,530	251,340	—

Total	$2,638,526	$2,428,523	$323,075	$1,484,720	$—
Year Ended December 31, 2002
Lincoln Retirement	$1,457,475	$1,217,910	$157,652	$417,708	$—
Life Insurance	899,098	1,101,973	105,790	283,007	—
Investment Management	50,531	—	—	414,025	—
Lincoln UK	62,146	84,202	50,044	108,668	—
Other (incl. consol. adj’s.)	162,660	455,420	33,213	259,691	—

Total	$2,631,910	$2,859,505	$346,699	$1,483,099	$—
Year Ended December 31, 2001
Lincoln Retirement	$1,399,076	$1,127,747	$125,492	$408,511	$—
Life Insurance	910,166	1,066,968	95,008	314,596	—
Investment Management	53,573	—	—	454,568	—
Lincoln UK	64,787	83,397	35,819	112,240	—
Other (incl. consol. adj’s.)	281,130	1,131,628	111,404	604,694	—

Total	$2,708,732	$3,409,740	$367,723	$1,894,609	$—

(2)	The allocation of expenses between investments and other operations are based on a number of assumptions and estimates. Results would change if different methods were applied.

LINCOLN NATIONAL CORPORATION

SCHEDULE IV – REINSURANCE

Column A	Column B	Column C	Column D	Column E	Column F
Description	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
	(000s omitted)
Year Ended December 31, 2003

Individual life insurance in force	$307,200,000	$214,400,000	$600,000	$93,400,000	0.6%

Premiums:
Life insurance and annuities (1)	$1,937,615	$244,180	$1,017	$1,694,452	0.1%
Health insurance	10,709	6,722	—	3,987	—

Total	$1,948,324	$250,902	$1,017	$1,698,439
Year Ended December 31, 2002

Individual life insurance in force	$277,700,000	$182,100,000	$500,000	$96,100,000	0.5%

Premiums:
Life insurance and annuities (1)	$1,930,569	$225,204	$1,081	$1,706,446	0.1%
Health insurance	28,223	7,896	—	20,327	—

Total	$1,958,793	$233,100	$1,081	$1,726,773
Year Ended December 31, 2001

Individual life insurance in force	$255,900,000	$154,500,000	$500,000	$101,900,000	0.5%

Premiums:
Life insurance and annuities (1)	$2,523,846	$647,428	$1,001,929	$2,878,347	34.8%
Health insurance	263,607	346,489	423,462	340,580	124.3%

Total	$2,787,453	$993,917	$1,425,391	$3,218,927

(1)	Includes insurance fees on universal life and other interest-sensitive products.

LINCOLN NATIONAL CORPORATION

SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C Additions		Column D	Column E
Description	Balance at Beginning of Period	Charged to Costs Expenses (1)	Charged to Other Accounts- Describe	Deductions- Describe (2)	Balance at End of Period
	(000s omitted)
Year Ended December 31, 2003

Deducted from Asset Accounts:
Reserve for Mortgage Loans on real estate	$11,926	$16,357	$—	$(10,751)	$17,532

Included in Other Liabilities:
Investment Guarantees	399	—	—	(354)	45

Year Ended December 31, 2002

Deducted from Asset Accounts:
Reserve for Mortgage Loans on real estate	$2,211	$12,730	$—	$(3,015)	$11,926

Included in Other Liabilities:
Investment Guarantees	323	76	—	—	399

Year Ended December 31, 2001

Deducted from Asset Accounts:
Reserve for Mortgage Loans on real estate	$4,907	$736	$—	$(3,432)	$2,211

Included in Other Liabilities:
Investment Guarantees	323	—	—	—	323

(1)	Excludes charges for the direct write-off assets.
(2)	Deductions reflect sales, foreclosures of the underlying holdings, or change in reserves.

LINCOLN NATIONAL CORPORATION

EXHIBIT INDEX FOR THE ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2003

Exhibit Number
3(a)	Articles of Incorporation dated as of May 12, 1994*

3(b)	Bylaws of LNC as last amended February 18, 2002*

4(a)	Indenture of LNC dated as of January 15, 1987*

4(b)	LNC First Supplemental Indenture dated July 1, 1992, to Indenture of LNC dated as of January 15, 1987*

4(c)	Rights Agreement dated November 14, 1996*

4(d)	Indenture of LNC dated as of September 15, 1994*

4(e)	Form of Note dated as of September 15, 1994*

4(f)	Form of Zero Coupon Security dated as of September 15, 1994*

4(g)	Specimen of Debenture for 9 1/8% Notes due October 1, 2024*

4(h)	Specimen of 7 1/4% Debenture due May 15, 2005*

4(i)	Junior Subordinated Indenture of LNC as of May 1, 1996*

4(j)	Specimen Notes for 6 1/2% Notes due March 15, 2008*

4(k)	Specimen Notes for 7% Notes due March 15, 2018*

4(l)	Trust Agreement for Lincoln National Capital III*

4(m)	Form of Lincoln National Capital III Preferred Securities, Series C*

4(n)	Guarantee Agreement for Lincoln National Capital III*

4(o)	Trust Agreement for Lincoln National Capital IV*

4(p)	Form of Lincoln National Capital IV Income Prides Certificates*

4(q)	Form of Lincoln National Capital IV Growth Pride Certificates*

4(r)	Guarantee Agreement for Lincoln National Capital IV*

4(s)	Purchase Contract Agreement for Lincoln National Capital IV*

4(t)	Pledge Agreement for Lincoln National Capital IV*

4(u)	Underwriting Agreement dated November 9, 2001*

4(v)	Trust Agreement dated November 19, 2001*

4(w)	Form of 7.65% Trust Preferred Security Certificate*

4(x)	Guarantee Agreement dated November 19, 2001*

4(y)	Underwriting Agreement dated December 4, 2001*

4(z)	Form of Note dated December 7, 2001*

4(aa)	Underwriting Agreement dated May 29, 2002*

4(bb)	Form of Note dated June 6, 2002*

Exhibit Number
4(cc)	Amended and Restated Trust Agreement dated September 11, 2003*

4(dd)	Form of 6.75% Trust Preferred Security Certificate*

4(ee)	Form of 6.75% Junior Subordinated Deferrable Interest Debentures*

4(ff)	Guarantee Agreement dated September 11, 2003*

4(gg)	Form of 4.75% Note*

10(a)	LNC 1986 Stock Option Plan*

10(b)	Salary Continuation Plan for Executives of Lincoln National Corporation and Affiliates*

10(c)	LNC Executives’ Severance Benefit Plan*

10(d)	The LNC Outside Directors Retirement Plan*

10(e)	The LNC Outside Directors Value Sharing Plan*

10(f)	The LNC Executive Deferred Compensation Plan for Employees*

10(g)	LNC 1993 Stock Plan for Non-Employee Directors*

10(h)	Lincoln National Corporation Executives’ Excess Compensation Pension Benefit Plan*

10(i)	First Amendment to LNC Executives’ Excess Compensation Benefit Plan dated December 22, 1999*

10(j)	LNC 1997 Incentive Compensation Plan*

10(k)	Lease and Agreement-LNL’s home office property*

10(l)	Form of Lease-LNC’s Corporate Offices dated March 14, 1999*

10(m)	Lease and Agreement-additional LNL headquarter property*

10(n)	Form of Delaware’s Lease and Agreement for One Commerce Square Property*

10(o)	Form of Delaware’s Sublease for Two Commerce Square Property*

10(p)	Form of Delaware’s Consent to Sublease for Philadelphia Plaza II Property*

10(q)	Stock and Asset Purchase Agreement by and among Lincoln National Corporation, The Lincoln National Life Insurance Company, Lincoln National Reinsurance Company (Barbados) Limited and Swiss Re Life & Health America Inc. dated July 27, 2001*

10(r)	Agreement, Waiver and General Release- J. Michael Hemp*

12	Historical Ratio of Earnings to Fixed Charges

21	List of Subsidiaries of LNC

23	Consent of Ernst & Young LLP, Independent Auditors

31.1	Certifications Pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934

31.2	Certifications Pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934

32.1	Certifications Pursuant to Rule 13a-14(b) of the Securities and Exchange Act of 1934

32.2	Certifications Pursuant to Rule 13a-14(b) of the Securities and Exchange Act of 1934

*	Incorporated by Reference

NOTE: This is an abbreviated version of the Lincoln National Corporation Form 10-K. Copies of these exhibits are available electronically at www.sec.gov or www.lfg.com or by writing to the Corporate Secretary at Lincoln National Corporation, Centre Square, 1500 Market Street, Suite 3900, Philadelphia, Pennsylvania 19102-2112.

SIGNATURE PAGE

LINCOLN NATIONAL CORPORATION

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, LNC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By	/s/ JON A. BOSCIA Jon A. Boscia	(Chairman, Chief Executive Officer and Director)	March 9, 2004

By	/s/ RICHARD C. VAUGHAN Richard C. Vaughan	(Executive Vice President and Chief Financial Officer)	March 9, 2004

By	/s/ CASEY J. TRUMBLE Casey J. Trumble	(Senior Vice President and Chief Accounting Officer)	March 9, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following Directors of LNC on the date indicated.

By	/s/ WILLIAM J. AVERY William J. Avery	March 9, 2004

By	/s/ J. PATRICK BARRETT J. Patrick Barrett	March 9, 2004

By	/s/ THOMAS D. BELL, JR Thomas D. Bell, Jr	March 9, 2004

By	/s/ JENNE K. BRITELL, PH.D. Jenne K. Britell, Ph.D.	March 9, 2004

By	/s/ JOHN G. DROSDICK John G. Drosdick	March 9, 2004

By	/s/ ERIC G. JOHNSON Eric G. Johnson	March 9, 2004

By	/s/ M. LEANNE LACHMAN M. Leanne Lachman	March 9, 2004

By	/s/ MICHAEL F. MEE Michael F. Mee	March 9, 2004

By	/s/ RON J. PONDER, PH.D Ron J. Ponder, Ph.D.	March 9, 2004

By	/s/ JILL S. RUCKELSHAUS Jill S. Ruckelshaus	March 9, 2004

By	/s/ GLENN F. TILTON Glenn F. Tilton	March 9, 2004