Form 10-K/A
period 2003-12-31
LINCOLN NATIONAL CORP
filed 2004-03-11
CIK 59558

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

Explanatory Note

This Amendment Number 1 to our annual report on Form 10-K for the year ended December 31, 2003 is being filed solely due to the inadvertent omission of the report of our independent auditors on our consolidated financial statements for the year ended December 31, 2003. This amendment speaks as of the original filing date of our annual report of Form 10-K. Except for the inclusion of the foregoing report of our independent auditors, no other information contained in our Form 10-K for the year ended December 31, 2003 has been updated or amended.

SIGNATURE PAGE

LINCOLN NATIONAL CORPORATION

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, LNC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By /s/ Casey J. Trumble Casey J. Trumble	(Senior Vice President and Chief Accounting Officer)	March 11, 2004

Lincoln National Corporation

Listing of Exhibits

23	Consent of Ernst & Young LLP, Independent Auditors.

31	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

32	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

LINCOLN NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31
	2003	2002
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

Board of Directors

Lincoln National Corporation

We have audited the accompanying consolidated balance sheets of Lincoln National Corporation as of December 31, 2003 and 2002, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedules listed in the Index at Item 15(a)(2). These financial statements and schedules are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lincoln National Corporation at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Notes 1 and 2 to the consolidated financial statements, in 2003 the Corporation changed its method of accounting for stock compensation costs, certain reinsurance arrangements and costs associated with exit or disposal activities. Also, as discussed in Note 2 to the consolidated financial statements, in 2002 the Corporation changed its method of accounting for goodwill and its related amortization, and in 2001 the Corporation changed its method of accounting for derivative instruments and hedging activities as well as its method of accounting for impairment of certain investments.

/s/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania

February 6, 2004