Form 10-Q
period 2004-03-31
LINCOLN NATIONAL CORP
filed 2004-05-07
CIK 59558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For quarter ended March 31, 2004

Commission file number 1-6028

LINCOLN NATIONAL CORPORATION

(Exact name of registrant as specified in its charter)

Indiana	35-1140070
(State of incorporation)	(I.R.S. Employer Identification No.)

1500 Market Street, Suite 3900,

Philadelphia, Pennsylvania 19102-2112

(Address of principal executive offices)

Registrant’s telephone number (215) 448-1400

Indicate the number of shares outstanding for each issuer’s classes of common stock, as of the last practicable date:

As of April 30, 2004 LNC had 178,297,624 shares of Common Stock outstanding.

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The exhibit index to this report is located on page 61.

PART I - FINANCIAL INFORMATION

Item 1	Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(000s omitted)	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS
Investments:
Securities available-for-sale, at fair value:
Fixed maturity (cost: 2004 - $31,258,952; 2003 - $30,959,445)	$33,666,571	$32,769,479
Equity (cost: 2004 - $168,446; 2003 - $173,519)	197,543	199,078
Trading securities	3,191,303	3,120,127
Mortgage loans on real estate	3,988,465	4,195,028
Real estate	104,780	112,881
Policy loans	1,876,740	1,924,391
Derivative investments	96,508	82,475
Other investments	379,766	374,180

Total Investments	43,501,676	42,777,639
Cash and invested cash	2,255,519	1,711,196
Property and equipment	229,474	235,181
Deferred acquisition costs	2,999,009	3,147,139
Premiums and fees receivable	337,505	352,116
Accrued investment income	547,894	522,720
Assets held in separate accounts	48,557,944	46,565,156
Federal income taxes	—	45,900
Amounts recoverable from reinsurers	7,865,711	7,839,196
Goodwill	1,235,178	1,234,693
Other intangible assets	1,211,912	1,230,424
Other assets	1,128,091	1,083,508

Total Assets	$109,869,913	$106,744,868

See notes to consolidated financial statements.

LINCOLN NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

-CONTINUED-

(000s omitted)	March 31, 2004	December 31, 2003
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Insurance and investment contract liabilities:
Insurance policy and claim reserves	$24,885,772	$24,712,732
Contractholder funds	22,686,556	22,605,333
Liabilities related to separate accounts	48,557,944	46,565,156

Total Insurance and Investment Contract Liabilities	96,130,272	93,883,221
Federal income taxes	108,071	—
Short-term debt	38,000	43,976
Long-term debt	1,317,730	1,117,540
Junior subordinated debentures issued to affiliated trusts	344,700	341,295
Reinsurance related derivative liability	440,579	352,258
Funds withheld reinsurance liabilities	1,849,028	1,817,905
Other liabilities	2,591,356	2,452,201
Deferred gain on indemnity reinsurance	906,640	924,847

Total Liabilities	103,726,376	100,933,243
Shareholders’ Equity:
Series A preferred stock -10,000,000 shares authorized (2004 liquidation value - $1,417)	592	593
Common stock - 800,000,000 shares authorized	1,575,419	1,528,701
Retained earnings	3,428,258	3,413,302
Accumulated other comprehensive income:
Foreign currency translation adjustment	128,894	108,993
Net unrealized gain on securities available-for-sale	1,038,001	793,054
Net unrealized gain on derivative instruments	28,969	22,094
Minimum pension liability adjustment	(56,596)	(55,112)

Total Accumulated Other Comprehensive Income	1,139,268	869,029

Total Shareholders’ Equity	6,143,537	5,811,625

Total Liabilities and Shareholders’ Equity	$109,869,913	$106,744,868

See notes to consolidated financial statements.

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
(000s omitted except for per share amounts)	2004	2003
	(Unaudited)
Revenue:
Insurance premiums	$75,563	$68,297
Insurance fees	383,674	334,882
Investment advisory fees	62,722	44,185
Net investment income	677,542	654,648
Realized loss on investments and derivative instruments (net of amounts restored against balance sheet accounts)	(15,856)	(91,437)
Amortization of deferred gain on indemnity reinsurance	18,207	18,166
Loss on reinsurance embedded derivative/trading securities	(4,246)	—
Other revenue and fees	61,424	70,586

Total Revenue	1,259,030	1,099,327
Benefits and Expenses:
Benefits	583,326	609,745
Underwriting, acquisition, insurance and other expenses	444,263	430,798
Interest and debt expense	22,812	23,335

Total Benefits and Expenses	1,050,401	1,063,878
Income before Federal Income Taxes and Cumulative Effect of Accounting Change	208,629	35,449
Federal income taxes (benefit)	53,670	(6,140)

Income before Cumulative Effect of Accounting Change	154,959	41,589
Cumulative Effect of Accounting Change (net of Federal Income Taxes)	(24,502)	—

Net Income	$130,457	$41,589

Earnings Per Common Share-Basic:
Income before Cumulative Effect of Accounting Change	$0.87	$0.23
Cumulative Effect of Accounting Change (net of Federal Income Taxes)	(0.14)	—

Net Income	$0.73	$0.23

Earnings Per Common Share-Diluted:
Income before Cumulative Effect of Accounting Change	$0.86	$0.23
Cumulative Effect of Accounting Change (net of Federal Income Taxes)	(0.14)	—

Net Income	$0.72	$0.23

See notes to consolidated financial statements.

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Three Months Ended March 31,
	Number of Shares		Amounts
(000s omitted from dollar amounts)	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
Series A Preferred Stock:
Balance at beginning-of-year	17,746	20,118	$593	$666
Conversion into common stock	(37)	(948)	(1)	(26)

Balance at March 31	17,709	19,170	592	640
Common Stock:
Balance at beginning-of-year	178,212,455	177,307,999	1,528,701	1,467,439
Conversion of series A preferred stock	592	15,168	1	26
Stock compensation/issued for benefit plans	1,660,713	101,796	58,464	15,359
Retirement of common stock	(1,369,446)	—	(11,747)	—

Balance at March 31	178,504,314	177,424,963	1,575,419	1,482,824
Retained Earnings:
Balance at beginning-of-year			3,413,302	3,144,831
Comprehensive income			400,696	146,515
Less other comprehensive income (loss):
Foreign currency translation adjustment			19,901	(10,981)
Net unrealized gain on securities available-for-sale			244,947	118,680
Net unrealized gain (loss) on derivative instruments			6,875	(3,376)
Minimum pension liability adjustment			(1,484)	603

Net Income			130,457	41,589
Retirement of common stock			(53,010)	—
Dividends declared:
Series A preferred ($0.75 per share)			(13)	(14)
Common stock (2004-$0.35; 2003-$0.335)			(62,478)	(59,327)

Balance at March 31			$3,428,258	$3,127,079

See notes to consolidated financial statements.

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Continued)

	Three Months Ended March 31,
(000s omitted from dollar amounts)	2004	2003
	(Unaudited)
Foreign Currency Translation Adjustment:
Accumulated adjustment at beginning-of-year	$108,993	$50,780
Change during the period	19,901	(10,981)

Balance at March 31	128,894	39,799

Net Unrealized Gain on Securities Available-for-Sale:
Balance at beginning-of-year	793,054	753,272
Change during the period	244,947	118,680

Balance at March 31	1,038,001	871,952

Net Unrealized Gain on Derivative Instruments:
Balance at beginning-of-year	22,094	28,349
Change during the period	6,875	(3,376)

Balance at March 31	28,969	24,973

Minimum Pension Liability Adjustment:
Balance at beginning-of-year	(55,112)	(97,847)
Change during the period	(1,484)	603

Balance at March 31	(56,596)	(97,244)

Total Shareholders’ Equity at March 31	$6,143,537	$5,450,023
Common Stock at End of Quarter:
Assuming conversion of preferred stock	178,787,658	177,738,083
Diluted basis	181,439,353	178,372,401

See notes to consolidated financial statements.

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(000s omitted)	2004	2003
	(Unaudited)
Cash Flows from Operating Activities:
Net income	$130,457	$41,589
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred acquisition costs	(89,895)	(45,090)
Premiums and fees receivable	14,611	18,936
Accrued investment income	(25,174)	(30,501)
Policy liabilities and accruals	(42,629)	(114,687)
Contractholder funds	216,488	249,026
Net trading securities purchases, sales and maturities	13,683	—
Loss on reinsurance embedded derivative/trading securities	4,246	—
Cumulative effect of accounting change	37,695	—
Amounts recoverable from reinsurers	(26,514)	(43,458)
Federal income taxes	33,202	150,806
Stock-based compensation expense	14,210	12,608
Provisions for depreciation	18,671	15,580
Amortization of other intangible assets	17,782	24,711
Amortization of deferred gain	(18,207)	(18,166)
Realized loss on investments and derivative instruments	15,856	91,437
Other	(140,214)	91,182

Net Adjustments	43,811	402,384

Net Cash Provided by Operating Activities	174,268	443,973
Cash Flows from Investing Activities:
Securities-available-for-sale:
Purchases	(2,540,250)	(3,344,585)
Sales	1,732,927	1,739,543
Maturities	555,044	745,227
Purchase of other investments	(193,093)	(256,609)
Sale or maturity of other investments	442,300	254,437
Increase in cash collateral on loaned securities	220,998	—
Other	(54,096)	(64,015)

Net Cash Provided by (Used in) Investing Activities	163,830	(926,002)

Cash Flows from Financing Activities:
Issuance of long-term debt	197,294	—
Net decrease in short-term debt	(5,976)	(27,650)
Universal life and investment contract deposits	1,212,739	1,144,019
Universal life and investment contract withdrawals	(750,867)	(676,699)
Investment contract transfers	(399,329)	45,692
Increase in funds withheld liability	31,124	—
Common stock issued for benefit plans	40,381	2,751
Retirement of common stock	(56,818)	—
Dividends paid to shareholders	(62,323)	(61,163)

Net Cash Provided by Financing Activities	206,225	426,950

Net Increase (Decrease) in Cash and Invested Cash	544,323	(55,079)
Cash and Invested Cash at Beginning-of-Year	1,711,196	1,690,534

Cash and Invested Cash at March 31	$2,255,519	$1,635,455

See notes to consolidated financial statements.

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Basis of Presentation

The accompanying consolidated financial statements include Lincoln National Corporation (“LNC”) and its majority-owned subsidiaries. Through subsidiary companies, LNC operates multiple insurance and investment management businesses. The collective group of companies uses “Lincoln Financial Group” as its marketing identity. Operations are divided into four business segments. Less than majority-owned entities in which LNC has at least a 20% interest are reported on the equity basis. These unaudited consolidated statements have been prepared in conformity with accounting principles generally accepted in the United States, except that they do not contain complete notes. However, in the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the results. These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes incorporated by reference into LNC’s latest annual report on Form 10-K for the year ended December 31, 2003.

Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2004.

2. Change in Accounting Principle and New Accounting Pronouncements

Statement of Accounting Position 03-1

In July 2003, the Accounting Standards Executive Committee (“AcSEC”) of the American Institute of Certified Public Accountants issued Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (“the SOP”). LNC implemented the provisions of the SOP as of January 1, 2004. Adjustments arising from implementation, as discussed below, have been recorded in net income as a cumulative effect of accounting change.

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

GMDB Reserves. Although there was no method prescribed under generally accepted accounting principles for GMDB reserving until the issuance of the SOP, LNC’s Retirement segment has been recording a reserve for GMDB’s. At December 31, 2003 LNC’s GMDB reserve was $46.4 million. Based upon a comparison of the requirements of the SOP to LNC’s established practice of reserving for GMDB, the adoption of the GMDB reserving methodology under the SOP resulted in a decrease to reserves of $9.7 million pre-tax. Under the SOP GMDB reserves were $38.9 million at March 31, 2004.

Under the SOP, the reserve is calculated by multiplying the current benefit ratio (present value of total expected GMDB payments over the life of the contract divided by the present value of total expected assessments over the life of the contract) by the cumulative assessments recorded from the contract inception through the balance sheet date less the cumulative GMDB payments plus interest. The change in the reserve for a quarter is then the benefit ratio multiplied by the assessments recorded for the quarter less GMDB claims paid in the quarter plus interest. If experience or assumption changes result in a new benefit ratio, the reserves are unlocked to reflect the changes in a manner similar to deferred acquisition costs (“DAC”).

Application of the new GMDB methodology changes estimated gross profits (“EGPs”) used to calculate amortization on DAC, the present value of acquired blocks of in-force policies (“ PVIF”), deferred sales inducements (“DSI”), and the liability for deferred front-end loads (“DFEL”). The new benefit ratio approach under the SOP will result in a portion of future GMDB fees accrued as a liability for future GMDB reserves; therefore, EGPs are reduced, relative to the pre-SOP calculations. As a result, an unfavorable DAC/PVIF/DSI/DFEL unlocking was reported upon adoption of the SOP, and resulted in a negative cumulative effect adjustment of $43.2 million pre-tax.

The combined effects of the GMDB reserve requirements and related unlocking adjustments from implementation of the SOP resulted in a charge to net income for the cumulative effect of accounting change of $33.5 million pre-tax ($21.8 million after-tax).

Sales Inducements. LNC’s Retirement segment variable annuity product offerings include contracts that offer a bonus credit, typically ranging from 2% to 5% of each deposit. LNC also offers enhanced interest rates to variable annuity contracts that are under dollar cost averaging (“DCA”) funding arrangements. Bonus credits and excess DCA interest are considered sales inducements under the SOP and, as such, are to be deferred as a sales inducement asset and amortized as a benefit expense over the expected life of the contract. Amortization is computed using the same methodology and assumptions used in amortizing DAC.

LNC previously deferred bonus credits as part of the DAC asset and reported the amortization of bonus credits as part of DAC amortization. Upon implementation of the SOP, LNC reclassified bonus credits of $45.2 million from DAC to deferred sales inducements, which are reported in other assets on the balance sheet. Amortization of the deferred sales inducement asset is reported as part of benefit expense. Prior period balance sheet and income statement line item presentation has been reclassified to conform to the new basis of presentation.

LNC previously reported excess DCA interest as benefit expense when the excess interest was earned under the contract. As required by the SOP, during the first quarter of 2004, LNC began deferring excess DCA interest as deferred sales inducements and amortizing these deferred sales inducements as benefit expense over the expected life of the contract. While over the long run the same amount of excess DCA interest expense will emerge under the SOP as under LNC’s previous accounting method, because of the prospective treatment of new deferred sales inducements, LNC’s net income was slightly higher under the SOP for the first quarter of 2004 relative to the approach used for the same period last year. This pattern is expected to continue for near term financial reporting periods. First quarter 2004 net income compared to first quarter 2003 improved by $2.2 million due to excess DCA interest capitalized under the SOP.

Separate Accounts. LNC’s current accounting is consistent with the provisions of the SOP relating to the reporting and measuring of separate account product assets and liabilities as general account assets and liabilities when specific criteria are not met, as well as for the reporting and measuring seed money in separate accounts as general account assets, and for recognizing contract holder liabilities. The adoption of these provisions of the SOP did not have an effect on LNC’s financial statements.

Universal Life Contracts. LNC’s Life Segment offers an array of individual and survivor-life universal life insurance products that contain features for which the SOP might apply. A review of the products and their features for possible SOP implications concluded that no additional reserves would be necessary with the exception of the MoneyGuard product. MoneyGuard is a universal life insurance product with an acceleration of death benefit feature that provides convalescent care benefit payments when the insured becomes chronically ill. There is an optional extension of benefit rider available that will provide continuation of the convalescent care benefit payments once the total benefits from the base policy have been exhausted. The optional extended benefit payments can be for 2 years, 4 years, or the remaining life of the insured. Charges for the extension rider are deducted from the base policy account value and vary by the length of extension period selected. For the first quarter of 2004, the adoption of the SOP resulted in a cumulative effect of accounting change equal to $(2.7) million for the extension of benefit feature in MoneyGuard.

As discussed in the 2003 annual report on Form 10-K, there have been questions raised by LNC and the life insurance industry as to the applicability of certain aspects of the SOP to universal life insurance contracts. In the event that further guidance is issued in the future to address these industry-wide implementation issues, future adjustments could be required to the extent the guidance differs from LNC’s interpretation of the SOP.

FASB Financial Staff Position No. FAS - 106-1 Medicare Prescription Drug Improvement and Modernization Act of 2003

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

As more fully discussed in LNC’s Annual Report on Form 10-K for the year ended December 31, 2003, there are several uncertainties that exist as to the eventual effects of the Medicare Act on the cost of the prescription drug benefits currently included in LNC’s retiree medical benefit plan. Due to these uncertainties and expected immaterial impact, LNC elected to defer accounting for the effects of the Medicare Act. Having made this deferral election, FSP 106-1 prohibits LNC from accounting for the effects of the Medicare Act until such time as either final FASB guidance is issued or a significant event occurs that would require a remeasurement of plan assets and obligations. Accordingly, the measures of accumulated post-retirement benefit obligation and periodic post-retirement benefit cost in LNC’s financial statements for the three months ended March 31, 2004 do not include the effects of the Act.

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

4. Debt Issuance

In February 2004, LNC issued $200 million 4.75% Notes due 2014 with semi-annual interest payments in February and August. The notes were priced at 99.297% and net proceeds to the company were $197.3 million, which will be used for general corporate purposes. Until the funds are needed for such purposes, the net proceeds will be used to invest in short-term investment grade securities and to pay down short-term debt. LNC used a treasury lock to reduce exposure to interest rate changes prior to closing. The treasury lock was closed prior to the issuance of the Notes with a gain of approximately $1 million. This gain, along with the costs of issuance, will be amortized over the life of the Notes.

5. Supplemental Financial Data

A roll forward of the balance sheet account, “Deferred Acquisition Costs,” is as follows:

	Three Months Ended March 31,
(in millions)	2004	2003*
Balance at beginning-of-period	$3,147.1	$2,939.7
Deferral	198.7	144.3
Amortization	(108.8)	(99.2)
Adjustment related to realized (gains) losses on securities available-for-sale	(17.6)	30.0
Adjustments related to unrealized (gains) on securities available-for-sale	(201.1)	(119.4)
Foreign currency translation adjustment	19.9	(10.8)
Cumulative effect of accounting change	(39.2)	—

Balance at end-of-period	$2,999.0	$2,884.6

*	Amounts have been restated for the reclassification of deferred sales inducements. Refer to Note 2 for additional information.

Realized gains and losses on investments and derivative instruments on the Statements of Income for the three months ended March, 2004 and 2003 are net of amounts restored or (amortized) against deferred acquisition costs of $(17.6) million and $30.0 million, respectively. In addition, realized gains and losses for the three months ended March 31, 2004 and 2003 are net of adjustments made to policyholder reserves of $(2.1) million and $38.9 million, respectively. LNC has either a contractual obligation or has a consistent historical practice of making allocations of investment gains or losses to certain policyholders.

Details underlying the income statement caption, “Underwriting, Acquisition, Insurance and Other Expenses,” are as follows:

	Three Months Ended March 31,
(in millions)	2004	2003
Commissions	$169.1	$125.7
Other volume related expenses	109.9	71.5
Operating and administrative expenses	187.5	217.8
Deferred acquisition costs net of amortization	(89.9)	(45.1)
Other intangibles amortization	26.8	24.7
Restructuring charges	11.5	5.5
Other	29.4	30.7

Total	$444.3	$430.8

The carrying amount of goodwill by reportable segment as of March 31, 2004 and December 31, 2003 was as follows:

(in millions)	March 31, 2004	December 31, 2003
Life Insurance Segment	$855.1	$855.1
Investment Management Segment	300.7	300.7
Lincoln Retirement Segment	64.1	64.1
Lincoln UK Segment	15.3	14.8

Total	$1,235.2	$1,234.7

The consolidated carrying value of goodwill as of March 31, 2004 changed from the balance as of December 31, 2003 as a result of the translation of the Lincoln UK balance from British pounds to U.S. dollars based on the prevailing exchange rate as of the balance sheet date.

For intangible assets subject to amortization, the total gross carrying amount and accumulated amortization in total and for each major intangible asset class by segment are as follows:

	As of March 31, 2004		As of December 31, 2003
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized Intangible Assets:
Present value of in-force:
Lincoln Retirement Segment	$225.0	$115.6	$225.0	$111.9
Life Insurance Segment	1,254.2	464.1	1,254.2	445.5
Lincoln UK Segment (1)	393.4	112.9	381.8	107.1
Client lists:
Investment Management Segment	103.6	71.7	103.6	69.7

Total	$1,976.2	$764.3	$1,964.6	$734.2

(1)	The gross carrying amount of the present value of in-force for the Lincoln UK segment changed from December 31, 2003 to March 31, 2004 due to the translation of the balances from British pounds to U.S. dollars based on the prevailing exchange rate as of the balance sheet dates.

The aggregate amortization expense for other intangible assets for the three months ended March 31, 2004 and 2003 were $26.8 million and $24.7 million, respectively.

Future estimated amortization of other intangible assets is as follows (in millions):

2004 -	$56.7
2005 -	$79.6
2006 -	$79.7
2007 -	$78.8
2008 -	$77.3
Thereafter –	$839.8

The amount shown above for 2004 is the amortization expected for the remainder of 2004 from March 31, 2004.

A reconciliation of the present value of insurance business acquired included in other intangible assets is as follows:

(in millions)	March 31, 2004	December 31, 2003
Balance at beginning of year	$1,196.5	$1,250.2
Adjustments to balance	1.0	—
Interest accrued on unamortized balance (Interest rates range from 5% to 7%)	18.0	73.9
Amortization	(44.4)	(154.1)
Foreign exchange adjustment	8.9	26.5

Balance at end-of-year	1,180.0	1,196.5
Other intangible assets (non-insurance)	31.9	33.9

Total other intangible assets at end-of-year	$1,211.9	$1,230.4

Details underlying the balance sheet caption, “Contractholder Funds,” are as follows:

(in millions)	March 31, 2004	December 31, 2003
Premium deposit funds	$21,827.4	$21,769.3
Undistributed earnings on participating business	171.1	155.1
Other	688.1	680.9

Total	$22,686.6	$22,605.3

6. Restrictions, Commitments and Contingencies

Statutory Restriction. LNC’s insurance subsidiaries are subject to certain insurance department regulatory restrictions as to the transfer of funds and payment of dividends to the holding company. Generally, these restrictions pose no short-term liquidity concerns for the holding company. In general, a dividend is not subject to prior approval from the Commissioner provided The Lincoln National Life Insurance Company’s (“LNL”) statutory earned surplus is positive and the proposed dividend, plus all other dividends made within the twelve consecutive months prior to the date of the proposed dividend, does not exceed the standard limitation of the greater of 10% of total statutory earned surplus or the amount of statutory earnings in the prior calendar year. As a result of the payment of dividends plus earnings in 2002, LNL’s statutory earned surplus was negative as of December 31, 2002. Due to the negative statutory earned surplus as of December 31, 2002, dividends paid by LNL in 2003 were subject to prior approval from the Commissioner.

Dividends of $200 million were paid by LNL to LNC in three quarterly installments during 2003. A special request was made for each payment and each was approved by the Commissioner. LNL also received approval from the Commissioner to classify $164.2 million of dividends approved and paid while statutory earned surplus was negative as a reduction to paid-in-capital. Statutory earned surplus was positive at December 31, 2003, and LNL’s first quarter 2004 dividend of $50 million did not require prior approval. Based upon anticipated on-going positive statutory earnings and favorable credit markets, LNL expects to be able to continue to pay dividends in 2004 without prior approval from the Commissioner.

LNL is recognized as an accredited reinsurer in the state of New York, which effectively enables it to conduct reinsurance business with unrelated insurance companies that are domiciled in the state of New York. As a result, in addition to regulatory restrictions imposed by the state of Indiana, LNL is also subject to the regulatory and risk based capital requirements that the state of New York imposes upon accredited reinsurers, which differ from the state of Indiana.

Reinsurance Contingencies. LNC’s former reinsurance operation was acquired by Swiss Re in 2001. The transaction structure involved a series of indemnity reinsurance transactions combined with the sale of certain stock companies that comprised LNC’s reinsurance operation.

The indemnity reinsurance transactions do not relieve LNC of its legal liabilities to the underlying ceding companies. As required by FAS 113, the reserves for the underlying reinsurance contracts as well as a corresponding reinsurance recoverable from Swiss Re will continue to be carried on LNC’s balance sheet during the run-off period of the underlying reinsurance business. This is particularly relevant in the case of the exited personal accident and disability income reinsurance lines of business where the underlying reserves are based upon various estimates that are subject to considerable uncertainty.

Because of ongoing uncertainty related to personal accident and disability income businesses, the reserves related to these exited business lines carried on LNC’s balance sheet at March 31, 2004 may ultimately prove to be either excessive or deficient. For instance, in the event that future developments indicate that these reserves should be increased, under FAS 113, LNC would record a current period non-cash charge to record the increase in reserves. Because Swiss Re is responsible for paying the underlying claims to the ceding companies, LNC would record a corresponding increase in the reinsurance recoverable from Swiss Re. However, FAS 113 does not permit LNC to take the full benefit in earnings for the recording of the increase in the reinsurance recoverable in the period of the change. Rather, LNC would increase the deferred gain recognized upon the closing of the indemnity reinsurance transaction with Swiss Re and would report a cumulative amortization “catch-up” adjustment to the deferred gain balance as increased earnings recognized in the period of change. Any amount of additional increase to the deferred gain above the cumulative amortization “catch-up” adjustment must continue to be deferred and will be amortized into net income in future periods over the remaining period of expected run-off of the underlying business. No cash would be transferred between LNC and Swiss Re as a result of these developments.

Accordingly, even though LNC has no continuing underwriting risk, and no cash would be transferred between LNC and Swiss Re, in the event that future developments indicate LNC’s March 31, 2004 personal accident or disability income reserves are deficient or redundant, FAS 113 requires LNC to adjust earnings in the period of change, with only a partial offset to earnings for the cumulative deferred gain amortization adjustment in the period of change. The remaining amount of increased gain would be amortized into earnings over the remaining run-off period of the underlying business.

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

With regard to mortgage endowments, an agreed upon resolution with regulatory authorities, in connection with a subsidiary company, resulted in redress payments of about $1.8 million during 2003. Regulatory reviews of other subsidiary companies marketing mortgage endowments are currently in abeyance.

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

At March 31, 2004 and December 31, 2003, the aggregate liability associated with Lincoln UK selling practices was $21.4 million and $25.0 million, respectively. The decrease in the aggregate liability was a result of redress payments and expenditures partially offset by exchange rate fluctuation. During the first quarter of 2004, UK regulatory authorities indicated that they intend to publish a response to a recent Treasury Select Committee report on various issues associated with mortgage endowment contracts. In particular, UK regulatory authorities have indicated it is possible that in their response to the Treasury Select Committee’s report, the regulatory guidance provided in 2003 relating to the time limits for policyholders to file claims relating to their mortgage endowment contracts may change. In addition, the level of customer complaints associated with mortgage endowments has recently been in excess of expectations, apparently due to increased levels of industry-wide publicity surrounding these matters. On an ongoing basis, Lincoln UK evaluates various assumptions underlying these estimated liabilities, including the expected levels of future complaints and the potential implications with respect to the adequacy of the aggregate liability associated with UK selling practice matters. Any changes in the regulatory position on time limits or a continuation of higher than expected levels of complaints may result in Lincoln UK revising its current estimate of the required level of these liabilities. See discussion in LNC’s Form 10-K for the year ended December 31, 2003 for background on these matters including pension mis-selling, mortgage endowment and other Lincoln UK selling practice issues. The reserves for these issues are based on various estimates that are subject to considerable uncertainty. Accordingly, the aggregate liability may prove to be deficient or excessive. However, it is management’s opinion that future developments regarding Lincoln UK selling practices will not materially affect the consolidated financial position of LNC.

In addition, LNC and United Kingdom subsidiaries have pursued claims with their liability carriers for reimbursement of certain costs incurred in connection with certain United Kingdom selling practices. At this point, while the carriers have raised various defenses, the carriers have neither denied nor admitted liability. Negotiations with those carriers continue.

Marketing and Compliance Issues. Recently, there has been a significant increase in federal and state regulatory activity in the industry relating to numerous issues including market timing and late trading of mutual fund and variable insurance products and broker-dealer access arrangements. LNC, like many others in the industry, has received requests for information from the SEC, the NASD, and a subpoena from the New York Attorney General’s Office seeking documentation and other information relating to these issues. LNC is in the process of responding to these requests and continues to cooperate fully with the regulators.

Regulators also continue to focus on replacement and exchange issues. Under certain circumstances companies have been held responsible for replacing existing policies with policies that were less advantageous to the policyholder. LNC’s management continues to monitor compliance procedures to minimize any potential liability. Due to the uncertainty surrounding all of these matters, it is not possible to provide a meaningful estimate of the range of potential outcomes; however, it is management’s opinion that future developments will not materially affect the consolidated financial position of LNC.

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

Guarantees. LNC has guarantees with off-balance-sheet risks whose contractual amounts represent credit exposure. Outstanding guarantees with off-balance sheet risks had contractual values of $13.9 million and $14.2 million at March 31, 2004 and December 31, 2003, respectively.

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

Derivative Instruments. LNC maintains an overall risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate risk, foreign currency risk, equity risk, and credit risk. LNC assesses these risks by continually identifying and monitoring changes in interest rate exposure, foreign currency exposure, equity market exposure, and credit exposure that may adversely impact expected future cash flows and by evaluating hedging opportunities. Derivative instruments that are currently used as part of LNC’s interest rate risk management strategy include interest rate swaps and interest rate caps. Derivative instruments that are used as part of LNC’s foreign currency risk management strategy include foreign currency swaps. Call options on LNC stock and financial futures are used as part of LNC’s equity market risk management strategy. LNC also uses credit default swaps as part of its credit risk management strategy.

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

LNC and LNL are required to maintain minimum ratings as a matter of routine practice in negotiating ISDA agreements. Under the majority of ISDA agreements and as a matter of policy, LNL has agreed to maintain financial strength or claims-paying ratings above S&P BBB and Moody’s Baa2. LNC is required to maintain long-term senior debt ratings above S&P BBB- and Moody’s Baa3. A downgrade below these levels would result in termination of the derivatives contract at which time any amounts payable by LNC would be dependent on the market value of the underlying derivative contract. In certain transactions, LNC and the counterparty have entered into a collateral support agreement requiring LNC to post collateral upon significant downgrade. LNC also requires for its own protection minimum rating standards for counterparty credit protection. LNL is required to maintain financial strength or claims-paying ratings above S&P A- and Moody’s A3 under certain ISDA agreements, which collectively do not represent material notional exposure. LNC does not believe the inclusion of termination or collateralization events pose any material threat to its liquidity position.

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

7. Segment Disclosures

LNC has four business segments: Lincoln Retirement, Life Insurance, Investment Management and Lincoln UK.

The following tables show financial data by segment:

	Three Months Ended March 31,
(in millions)	2004	2003
Revenue
Lincoln Retirement	$516.5	$397.8
Life Insurance	479.2	457.5
Investment Management (1)	132.9	102.1
Lincoln UK	75.8	68.9
Other operations	202.2	159.5
Consolidating adjustments	(147.6)	(86.5)

Total	1,259.0	1,099.3
Income (Loss) before Federal Income Taxes (Tax Benefits) and Cumulative Effect of Accounting Change:
Lincoln Retirement	120.3	(13.3)
Life Insurance	103.4	68.7
Investment Management	14.4	1.9
Lincoln UK	9.2	10.6
Other operations	(38.7)	(32.5)
Consolidating adjustments	—	—

Total	208.6	35.4
Federal Income Taxes (Tax Benefits):
Lincoln Retirement	26.7	(20.2)
Life Insurance	33.2	20.2
Investment Management	4.4	0.9
Lincoln UK	3.3	3.8
Other operations	(14.0)	(10.9)
Consolidating adjustments	—	—

Total	53.6	(6.2)
Cumulative Effect of Accounting Change (Net of Tax):
Lincoln Retirement	(21.8)	—
Life Insurance	(2.7)	—
Investment Management	—	—
Lincoln UK	—	—
Other operations	—	—
Consolidating adjustments	—	—

Total	(24.5)	—
Net Income (Loss):
Lincoln Retirement	71.8	6.9
Life Insurance	67.5	48.5
Investment Management	10.0	1.0
Lincoln UK	5.9	6.8
Other operations	(24.7)	(21.6)
Consolidating adjustments	—	—

Total	$130.5	$41.6

(in millions)	March 31, 2004	December 31, 2003
Assets:
Lincoln Retirement	$63,629.6	$61,657.9
Life Insurance	21,645.0	21,239.8
Investment Management	1,533.5	1,561.1
Lincoln UK	8,887.6	8,684.7
Other operations	15,647.5	15,090.1
Consolidating adjustments	(1,473.3)	(1,488.7)

Total	$109,869.9	$106,744.9

(1)	Revenues for the Investment Management segment include inter-segment revenues for asset management services provided to the other segments of LNC. These inter-segment revenues totaled $26.5 million and $24.1 million for the three months ended March 31, 2004 and 2003, respectively.

8. Earnings Per Share

Per share amounts for net income are shown on the income statement using 1) an earnings per common share basic calculation and 2) an earnings per common share-assuming dilution calculation. Reconciliation of the factors used in the two calculations is as follows:

	Three Months Ended March 31
	2004	2003
Numerator: [millions]
Net income as used in basic calculation	$130.5	$41.6
Dividends on convertible preferred stock and adjustments For minority interests	(0.2)	*

Net income as used in diluted calculation	$130.3	$41.6
* Less than $100,000
Denominator: [number of shares]
Weighted-average shares, as used in basic calculation	178,274,958	177,009,728
Shares to cover conversion of preferred stock	283,831	316,745
Shares to cover non-vested stock	155,782	50,693
Average stock options outstanding during the period	10,145,799	6,388,391
Assumed acquisition of shares with assumed proceeds and benefits from exercising stock options (at average market price for the period)	(8,284,767)	(5,765,795)
Shares repurchaseable from measured but unrecognized stock option expense	(356,400)	(606,034)
Average deferred compensation shares	995,192	933,935

Weighted-average shares, as used in diluted calculation	181,214,395	178,327,663

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

9. Employee Benefit Plans

Components of Net Periodic Pension Cost – U.S. Plans

The components of net defined benefit pension plan and post-retirement benefit plan expense are as follows:

	Pension Benefits		Other Postretirement Benefits
For the Three months ended March 31 (in millions)	2004	2003	2004	2003
Service cost	$4.7	$5.2	$0.5	$0.4
Interest cost	8.2	8.0	1.5	1.5
Expected return on plan assets	(10.5)	(8.0)	N/A	N/A
Amortization of prior service cost	(0.6)	(0.6)	—	0.1
Recognized net actuarial (gains) losses	0.2	3.5	—	—

Net periodic benefit expense	$2.0	$8.1	$2.0	$2.0

Stock and Incentive Compensation

Refer to Note 6 to the audited financial statements in LNC’s annual report on Form 10-K for the year ended December 31, 2003, for a detailed discussion of Stock and Incentive Compensation.

Performance Vesting Awards

Effective January 1, 2003, LNC’s long-term incentive plan provides for awards that may be paid out in a combination of LNC stock options, performance shares of LNC stock and cash. The performance measures that must be met for the grants under the plan are established at the beginning of each three-year performance period. Certain participants in the plan select from various combinations of stock options, performance shares and cash in determining the form of their award. Other participants will have their award paid in performance shares.

Awards granted under the plan in 2003 are currently outstanding. In the first three months of 2004, LNC granted a combination of performance vesting stock options, performance share units and performance vesting cash awards under the new plan. These awards consisted of 414,798 10-year LNC stock options, 552,906 performance share units that could result in the issuance of LNC shares, and cash awards. As of March 31, 2004, 615,810 stock options and 1,247,463 performance share units were outstanding. The ultimate amount of stock to be issued for either the stock option or performance share awards, or cash to be paid for the cash awards will be determined by the level of achievement on LNC’s three performance measures over the three-year performance measurement periods. Information with respect to the expenses recorded for awards under these programs is as follows:

	Three Months Ended March 31,
	2004		2003
(in millions)	After-Tax	Pre-Tax	After-Tax	Pre-Tax
Stock Options	$0.3	$0.4	$0.1	$0.1
Performance Shares	2.3	3.6	1.0	1.6
Cash Awards	0.3	0.4	0.1	0.2

All expense calculations for performance vesting stock options, performance shares, and performance vesting cash awards that were granted in 2004 and 2003 have been based upon the current assumption that the actual performance achievement over the three-year performance measurement periods will result in target levels of long-term incentive compensation payouts. As the three-year performance periods progress, LNC will continue to refine its estimate of the expense associated with these awards so that by the end of the three-year performance period, LNC’s cumulative expense will reflect the actual level of awards that vest.

LNC Stock Options

Information with respect to the LNC incentive plans involving stock options is as follows:

	Options Outstanding		Options Exercisable
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Balance at December 31, 2003	17,132,489	$39.21	13,038,337	$39.46
Granted-original	447,798	47.58
Granted-reloads	25,558	46.18
Exercised (includes shares tendered)	(1,602,255)	28.81
Forfeited	(114,264)	47.80

Balance at March 31, 2004	15,889,326	$40.44	13,809,655	$39.77

Total compensation expense for LNC incentive plans involving stock options for the three months ended March 31, 2004 and 2003 was $6.4 million after-tax ($9.8 million pre-tax) and $5.8 million after-tax ($8.2 million pre-tax), respectively. Included in the above compensation is the acceleration of expense resulting from the 2004 and 2003 realignment activities.

Delaware Investment U.S. Inc. (“DIUS”) and DIAL Holding Company, Inc. (“DIAL”) Plans

At March 31, 2004, DIUS had 10,000,000 shares of common stock outstanding. Information with respect to the DIUS incentive plan involving stock options is as follows:

	Options Outstanding		Options Exercisable
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Balance at December 31, 2003	1,203,940	$102.97	427,880	$103.75
Granted-original	—	—
Exercised (includes shares tendered)	—	—
Forfeited	(37,561)	102.95

Balance at March 31, 2004	1,166,379	$102.97	514,467	$103.54

At March 31, 2004, DIAL had 10,000,000 shares of common stock outstanding. Information with respect to the DIAL incentive plan involving stock options is as follows:

	Options Outstanding		Options Exercisable
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Balance at December 31, 2003	1,622,903	$26.13	454,750	$25.64
Granted-original	—	—
Exercised (includes shares tendered)	—	—
Forfeited	—	—

Balance at March 31, 2004	1,622,903	$26.13	599,895	$25.92

Compensation expense for the DIUS and DIAL incentive plans involving stock options for the three months ended March 31, 2004 and 2003 totaled $2.3 million after-tax ($3.5 million pre-tax) and $2.0 million after-tax ($2.7 million pre-tax), respectively.

Stock Appreciation Rights (“SARs”)

Information with respect to the LNC incentive plan involving SARs is as follows:

	SARs Outstanding		SARs Exercisable
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Balance at December 31, 2003	1,599,524	$36.92	597,892	$36.45
Granted-original	190,250	47.58
Exercised (includes shares tendered)	(161,034)	27.16
Forfeited	(117,024)	48.59

Balance at March 31, 2004	1,511,716	$39.49	818,986	$37.91

Total compensation expense (income) for the LNC incentive plan involving SARs for the three months ended March 31, 2004 and 2003 was $2.7 million after-tax ($4.1 million pre-tax) and $(0.5) million after-tax ($(0.8) million pre-tax), respectively. As discussed in Note 6 to the audited consolidated financial statements in LNC’s annual report on Form 10K, LNC hedges volatility in net income from the accounting treatment for the SARs program by purchasing call options on LNC stock. The mark-to-market (gain) loss on the call options reported as a component of compensation expense was $(1.9) million after-tax ($(2.9) million pre-tax) and $1.3 million after-tax ($2.0 million pre-tax) for the three months ended March 31, 2004 and 2003, respectively. The SAR liability at March 31, 2004 and December 31, 2003 was $10.9 million and $9.8 million, respectively.

10. Restructuring Charges

Included in the discussion below are restructuring plans that were implemented during the years 1999 through 2003 that were not yet completed as of December 31, 2003. Any restructuring plans that were implemented during the years 1999 through 2001 that were completed as of December 31, 2003 are not included in the discussion below. For discussion of these completed plans, see Note 12 to the audited consolidated financial statements in LNC’s annual report on Form 10-K for the year ended December 31, 2003. The aggregate charges associated with the restructuring plans were included in Underwriting, Acquisition, Insurance and Other Expenses on the Consolidated Statements of Income in the period incurred.

1999 and 2000 Restructuring Plan

During 1999 and 2000, LNC implemented restructuring plans relating to the Lincoln UK’s operations. In addition to various other activities, these plans involved vacating leased facilities. All other plan activities have been completed and the remaining reserves relate to future lease payments on exited properties, which expire through 2016. The following summarizes the remaining reserves and expenditures during the periods for these plans.

($ in millions)	1999 and 2000 Lincoln UK Plans
Restructuring reserve at December 31, 2003	$10.1
Amounts expended in the first three months of 2004	0.3
Amounts reversed in the first three months of 2004	—

Restructuring reserve at March 31, 2004	$9.8

2001 Restructuring Plan

During 2001, LNC implemented restructuring plans relating to 1) the elimination of duplicative functions in the Schaumburg, Illinois operations of First Penn-Pacific (FPP), and the absorption of these functions into the Lincoln Retirement and Life Insurance segment operations in Fort Wayne, Indiana and Hartford, Connecticut, respectively; 2) the planned consolidation of the Boston, Massachusetts investment and marketing office with the Philadelphia, Pennsylvania investment and marketing operations in order to eliminate redundant facilities and functions within the Investment Management segment; and 3) the consolidation of operations and space in LNC’s Fort Wayne, Indiana operations, recorded in “Other Operations”. The following table provides information about these restructuring plans.

($ in millions)	Schaumburg Plan	Boston Office Consolidation	Fort Wayne Operations		Total
Employee severance and termination benefits	$3.2	$—	$0.3		$3.5
Write-off of impaired assets	—	0.1	3.2		3.3
Other Costs:
Termination of equipment leases	—	—	1.4		1.4
Rent on abandoned office space	0.9	0.5	19.5		20.9

Total 2001 Restructuring Charges (pre-tax)	$4.1	$0.6	$24.4		$29.1
Amounts expended and written-off through Dec. 31, 2003	3.8	0.2	22.8		26.8
Amounts reversed through December 31, 2003	0.1	—	1.5		1.6

Restructuring reserve at December 31, 2003	0.2	0.4	0.1		0.7
Amounts expended in the first three months of 2004	0.2	0.1	0.1		0.4
Amounts reversed in the first three months of 2004	—	—	—		—

Restructuring reserve at March 31, 2004	$—	$0.3	$—	*	$0.3

Positions to be eliminated under original plan	27	—	9		36
Actual positions eliminated through March 31, 2004	26	—	19		45
Expected completion date	Completed	4th Quarter 2005	2nd Quarter 2004

*	The remaining expenditures to be made in the second quarter of 2004 are less than $100,000 and will be expensed as incurred.

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

($ in millions)	Life Insurance Realignment Jan 2003	Fixed Annuity Consolidation Feb 2003	Realignment June/August 2003	Total
Total expected charges	$23.0	$5.0	$97.0	$125.0

Total 2003 Restructuring Charges (pre-tax)	17.7	4.2	31.9	53.8
Amounts expended or written-off through December 31, 2003	16.3	3.6	18.8	38.7

Restructuring reserve at December 31, 2003	$1.4	$0.6	$13.1	$15.1

Additional amounts expended in 2003 that do not qualify as restructuring charges	$2.0	$0.5	$6.8	$9.3
Restructuring charges (pre-tax) in the first three months of 2004:
Employee severance and termination benefits	$—	$0.1	$6.5	$6.6
Write-off of impaired assets	—	—	1.9	1.9
Other Costs:
Rent on abandoned office space	0.5	—	0.6	1.1
Other	1.8	—	0.1	1.9

Total restructuring charges (pre-tax) in the first three months of 2004	$2.3	$0.1	$9.1	$11.5
Amounts expended or written-off in the first three months of 2004	2.3	0.2	7.1	9.6

Restructuring reserve at March 31, 2004	$1.4	$0.5	$15.1	$17.0

Additional pre-tax amounts expended in the first three months of 2004 that do not qualify as restructuring charges	$—	$—	$3.2	$3.2
2004 annualized expense savings realized through March 31, 2004 (pre-tax)	$20.0	$6.4	$62.2	$88.6
Total expected annual expense savings (pre-tax)	$20.0	$6.4	$96.6	$123.0
Expected completion date	2nd Quarter 2006	2nd Quarter 2006	1st Quarter 2006

Restructuring charges for the three-month period ended March 31, 2004 were reported as follows: Life Insurance Realignment — Life Insurance, Fixed Annuity Consolidation — Retirement, Realignment June/August — Retirement ($1.7 million), Life Insurance ($0.4 million), Investment Management ($1.5 million), and Other Operations ($5.5 million).

11.    Subsequent Event

On May 5, 2004, LNC announced that it entered into a management buyout agreement to sell its London-based international investment unit. Upon closing, LNC will receive $172 million in cash and will receive relief of certain obligations. LNC expects to recognize an after-tax gain of approximately $46 million from the transaction. LNC expects to use the sales proceeds for general corporate purposes. The Investment Management’s results for the first quarter of 2004 included approximately $3.5 million of net income from the international investment unit. The Investment Management’s assets under management at March 31, 2004 included approximately $26 billion of assets managed by the international investment unit, of which it is expected that approximately $7 billion will be sub-advised on LNC’s behalf by the acquired subject to Fund board and shareholder approval where necessary.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The risks included here are not exhaustive. Other sections of this report, and LNC’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other documents filed with the Securities and Exchange Commission include additional factors which could impact LNC’s business and financial performance. Moreover, LNC operates in a rapidly changing and competitive environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors.

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

Introduction

LNC has the following business segments: 1) Lincoln Retirement, 2) Life Insurance, 3) Investment Management and 4) Lincoln UK. LNC reports operations not directly related to the business segments and unallocated corporate items (i.e., corporate investment income, interest expense on corporate debt, unallocated overhead expenses, and the operations of Lincoln Financial Advisors (“LFA”) and Lincoln Financial Distributors (“LFD”) and the amortization of the deferred gain on the sale of Lincoln Re, etc.) in Other Operations.

Critical Accounting Policies

Refer to Management’s Discussion and Analysis of LNC’s annual report on Form 10-K for the year ended December 31, 2003, for a detailed discussion of LNC’s critical accounting policies. Refer to the various sections captioned Critical Accounting Policy within the discussion that follows for updates to the information provided in the Form 10-K.

All amounts stated in this “Management’s Discussion and Analysis” are on an after-tax basis except where specifically noted as pre-tax.

Overview: Results of Consolidated Operations

Summary Financial Information

Three Months Ended March 31 (in millions)	2004	2003	Increase (Decrease)
Insurance premiums	$75.6	$68.3	$7.3
Insurance fees	383.7	334.9	48.8
Investment advisory fees	62.7	44.2	18.5
Net investment income	677.5	654.6	22.9
Realized loss on investments and derivative instruments	(15.9)	(91.4)	75.5
Loss on reinsurance embedded derivatives / trading securities	(4.2)	—	(4.2)
Other revenue and fees	79.6	88.7	(9.1)

Total Revenue	1,259.0	1,099.3	159.7
Benefits	583.3	609.7	(26.4)
Underwriting, acquisition, insurance and other expenses	444.3	430.8	13.5
Interest and debt expenses	22.8	23.4	(0.6)

Total Benefits and Expenses	1,050.4	1,063.9	(13.5)
Federal income taxes (benefits)	53.6	(6.2)	59.8

Income before cumulative effect of accounting changes	155.0	41.6	113.4
Cumulative effect of accounting change, net of tax	(24.5)	—	(24.5)

Net Income	$130.5	$41.6	$88.9

Items Included in Net Income (after-tax):
Realized loss on investments and derivative instruments	$(10.3)	$(59.4)	$49.1
Restructuring charges	(7.5)	(3.6)	(3.9)
Net loss on reinsurance embedded derivative/trading securities	(2.7)	—	(2.7)
Cumulative effect of accounting change	(24.5)	—	(24.5)

SUMMARY

Net Income

Net income for the first quarter of 2004 increased significantly from the first quarter of 2003. A key driver of 2004 results was the favorable performance of the equity markets in the last half of 2003. While the S&P 500 index increased 1.3% in the first quarter of 2004 compared to a decline of 3.6% in first quarter of 2003, the index increased 32.8% from March 31, 2003. The increase in the equity markets positively affected net income through increased fee revenue, favorable changes in the amortization of deferred acquisition costs and lower costs associated with reserves and benefits for guaranteed minimum death benefits. The impact of the equity markets is discussed in more detail within the discussion of results of operations by business segment.

Lower realized losses on investments and derivatives in the first quarter of 2004 compared to the same period last year also contributed to the increase. This improvement was reflective of the improvements in the credit markets as LNC did not experience in 2004 the levels of declines in value and write-downs of fixed maturity securities available-for-sale experienced in prior years. Additional details on LNC’s investment performance are provided in the Consolidated Investments section.

As more fully discussed in the following section on new accounting pronouncements, net income for the first quarter of 2004 includes the effects of the implementation of Accounting Standards Executive Committee of the American Institute of Certified Public Accountants Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (“the SOP”). This standard affected the level of reserve requirements for products with guaranteed minimum death benefits (“GMDB”), the accounting for certain deferred sales inducements, and reserves for certain universal life insurance policy riders. Also included in net income for the first quarter of 2004 are the effects of Financial

Accounting Standards Board (“FASB”) Derivative Implementation Group Statement No. 133 Implementation Issue No. B36 (“DIG B36”), implemented at the beginning of the fourth quarter of 2003. This required LNC to recognize an embedded derivative resulting from the structure of several significant reinsurance arrangements. Coincident with the recording of the embedded derivative, LNC reclassified a substantial portion of the investment securities supporting these reinsurance arrangements from available-for-sale to trading.

Revenues

The increase in consolidated revenues largely reflects the effects of favorable equity market performance during the last six months of 2003 on average account values and assets under management. The average level of the equity markets was higher for the first quarter of 2004 compared to the same period in 2003, resulting in higher fee income for the Lincoln Retirement and Lincoln UK segments. Growth in the Investment Management segment’s retail, institutional, and insurance assets under management resulting from favorable net flows also contributed to this improvement. Net investment income for the first quarter of 2004 includes the receipt of approximately $21.9 million pre-tax of contingent interest on mortgage loans on real estate previously owned by LNC . Excluding this item, net investment income was level with the same period of 2003 as declining investment yields substantially offset growth in investment securities. Lower net realized investment losses for the three-month period ended March 31, 2004 compared to the same period last year also contributed to the increase.

Benefits and Expenses

Consolidated expenses (exclusive of restructuring charges and federal income taxes) decreased from the first quarter of 2003. The favorable effects of equity markets on DAC and PVIF amortization and unlocking, and on the level of GMDB reserves were the primary reason for this improvement. Spread management through lower crediting rates on interest-sensitive and contractholder deposit funds also contributed to the improvement. The increase in restructuring charges in the first quarter of 2004 compared to the same period in 2003 was a result of expense initiatives undertaken by LNC during 2003 to improve operational efficiencies. Additional details on this activity are provided in the restructuring charge section.

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

Three Months Ended March 31 (in millions)	2004	2003	Increase (Decrease)
Deposits (1):
Lincoln Retirement Segment	$2,223	$1,424	56%
Life Insurance Segment	501	486	3%
Investment Management Segment (including both retail and institutional deposits)	5,074	2,227	128%
Consolidating Adjustments (2)	(289)	(224)	(29)%

Total Deposits	$7,509	$3,913	92%

Net Flows (1):
Lincoln Retirement Segment	$712	$95	649%
Life Insurance Segment	248	296	(16)%
Investment Management Segment (including both retail and institutional net flows)	2,629	344	664%
Consolidating Adjustments (2)	(59)	133	N/M

Total Net Flows	$3,530	$868	307%

	March 31,		December 31, 2003
As of	2004	2003
Assets Under Management by Advisor
Investment Management Segment (3):
External Assets	$67,075	$45,718	$62,794
Insurance Assets	44,006	42,130	43,024
Lincoln UK	7,837	5,962	7,668
Within Business Units (Policy Loans)	1,877	1,929	1,924
By Non-LNC Entities	28,497	19,181	25,231

Total Assets Under Management	$149,292	$114,920	$140,641

(1)	For additional detail of deposit and net flow information see the discussion of the Results of Operations by Segment.

(2)	Consolidating adjustments represent the elimination of deposits and net flows on products affecting more than one segment.

(3)	For additional detail see Investment Management segment section.

SECOND QUARTER 2004 GUIDANCE FOR THE ESTIMATED EFFECT OF EQUITY MARKET VOLATILITY

During 2003, LNC provided guidance on the estimated effect of equity market volatility on its quarterly results. As discussed below, LNC adopted the GMDB reserving provisions of the SOP effective January 1, 2004. However, changes in equity markets after the adoption of the SOP will have different effects on LNC’s GMDB reserves under the rules of the SOP than was the case under LNC’s prior approach to GMDB reserving. LNC is continuing to evaluate how the new rules of the SOP will affect future GMDB reserve fluctuations due to changes in equity markets. In addition, LNC is studying the inter-relationship between the fluctuations in DAC amortization and the fluctuations in GMDB reserves. Once LNC has completed these analyses, LNC intends to provide guidance regarding the effects that changes in equity market performance can be expected to have on LNC’s earnings.

NEW ACCOUNTING PRONOUNCEMENTS

Statement of Accounting Position 03-1

In July 2003, the Accounting Standards Executive Committee (“AcSEC”) of the American Institute of Certified Public Accountants issued Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (“the SOP”). LNC implemented the provisions of the SOP as of January 1, 2004. Adjustments arising from implementation, as discussed below, have been recorded in net income as a cumulative effect of accounting change.

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

GMDB Reserves. Although there was no method prescribed under generally accepted accounting principles for GMDB reserving until the issuance of the SOP, LNC’s Retirement segment has been recording a reserve for GMDB’s. At December 31, 2003 LNC’s GMDB reserve was $46.4 million. Based upon a comparison of the requirements of the SOP to LNC’s established practice of reserving for GMDB, the adoption of the GMDB reserving methodology under the SOP resulted in a decrease to reserves of $9.7 million pre-tax. Under the SOP GMDB reserves were $38.9 million at March 31, 2004.

Under the SOP, the reserve is calculated by multiplying the current benefit ratio (present value of total expected GMDB payments over the life of the contract divided by the present value of total expected assessments over the life of the contract) by the cumulative assessments recorded from the contract inception through the balance sheet date less the cumulative GMDB payments plus interest. The change in the reserve for a quarter is then the benefit ratio multiplied by the assessments recorded for the quarter less GMDB claims paid in the quarter plus interest. If experience or assumption changes result in a new benefit ratio, the reserves are unlocked to reflect the changes in a manner similar to deferred acquisition costs (“DAC”).

Application of the new GMDB methodology changes estimated gross profits (“EGPs”) used to calculate amortization on DAC, the present value of acquired blocks of in-force policies (“ PVIF”), deferred sales inducements (“DSI”), and the liability for deferred front-end loads (“DFEL”). The new benefit ratio approach under the SOP will result in a portion of future GMDB fees accrued as a liability for future GMDB reserves; therefore, EGPs are reduced, relative to the pre-SOP calculations. As a result, an unfavorable DAC/PVIF/DSI/DFEL unlocking was reported upon adoption of the SOP, and resulted in a negative cumulative effect adjustment of $43.2 million pre-tax.

The combined effects of the GMDB reserve requirements and related unlocking adjustments from implementation of the SOP resulted in a charge to net income for the cumulative effect of accounting change of $33.5 million pre-tax ($21.8 million after-tax).

Sales Inducements. LNC’s Retirement segment variable annuity product offerings include contracts that offer a bonus credit, typically ranging from 2% to 5% of each deposit. LNC also offers enhanced interest rates to variable annuity contracts that are under dollar cost averaging (“DCA”) funding arrangements. Bonus credits and excess DCA interest are considered sales inducements under the SOP and, as such, are to be deferred as a sales inducement asset and amortized as a benefit expense over the expected life of the contract. Amortization is computed using the same methodology and assumptions used in amortizing DAC.

LNC previously deferred bonus credits as part of the DAC asset and reported the amortization of bonus credits as part of DAC amortization. Upon implementation of the SOP, LNC reclassified bonus credits of $45.2 million from DAC to deferred sales inducements, which are reported in other assets on the balance sheet. Amortization of the deferred sales inducement asset is reported as part of benefit expense. Prior period balance sheet and income statement line item presentation has been reclassified to conform to the new basis of presentation.

LNC previously reported excess DCA interest as benefit expense when the excess interest was earned under the contract. As required by the SOP, during the first quarter of 2004, LNC began deferring excess DCA interest as deferred sales inducements and amortizing these deferred sales inducements as benefit expense over the expected life of the contract. While over the long run the same amount of excess DCA interest expense will emerge under the SOP as under LNC’s previous accounting method, because of the prospective treatment of new deferred sales inducements, LNC’s net income was slightly higher under the SOP for the first quarter of 2004 relative to the approach used for the same period last year. This pattern is expected to continue for near term financial reporting periods. First quarter 2004 net income compared to first quarter 2003 improved by $2.2 million due to excess DCA interest capitalized under the SOP.

Separate Accounts. LNC’s current accounting is consistent with the provisions of the SOP relating to the reporting and measuring of separate account product assets and liabilities as general account assets and liabilities when specific criteria are not met, as well as for the reporting and measuring seed money in separate accounts as general account assets, and for recognizing contract holder liabilities. The adoption of these provisions of the SOP did not have an effect on LNC’s financial statements.

Universal Life Contracts. LNC’s Life Segment offers an array of individual and survivor-life universal life insurance products that contain features for which the SOP might apply. A review of the products and their features for possible SOP implications concluded that no additional reserves would be necessary with the exception of the MoneyGuard product. MoneyGuard is a universal life insurance product with an acceleration of death benefit feature that provides convalescent care benefit payments when the insured becomes chronically ill. There is an optional extension of benefit rider available that will provide continuation of the convalescent care benefit payments once the total benefits from the base policy have been exhausted. The optional extended benefit payments can be for 2 years, 4 years, or the remaining life of the insured. Charges for the extension rider are deducted from the base policy account value and vary by the length of extension period selected. For the first quarter of 2004, the adoption of the SOP resulted in a cumulative effect of accounting change equal to $(2.7) million for the extension of benefit feature in MoneyGuard.

As discussed in the 2003 annual report on Form 10-K, there have been questions raised by LNC and the life insurance industry as to the applicability of certain aspects of the SOP to universal life insurance contracts. In the event that further guidance is issued in the future to address these industry-wide implementation issues, future adjustments could be required to the extent the guidance differs from LNC’s interpretation of the SOP.

FASB Financial Staff Position No. FAS - 106-1 Medicare Prescription Drug Improvement and Modernization Act of 2003

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

As more fully discussed in LNC’s Annual Report on Form 10-K for the year ended December 31, 2003, there are several uncertainties that exist as to the eventual effects of the Medicare Act on the cost of the prescription drug benefits currently included in LNC’s retiree medical benefit plan. Due to these uncertainties and expected immaterial impact, LNC elected to defer accounting for the effects of the Medicare Act. Having made this deferral election, FSP 106-1 prohibits LNC from accounting for the effects of the Medicare Act until such time as either final FASB guidance is issued or a significant event occurs that would require a remeasurement of plan assets and obligations. Accordingly, the measures of accumulated post-retirement benefit obligation and periodic post-retirement benefit cost in LNC’s financial statements for the three months ended March 31, 2004 do not include the effects of the Act.

RESTRUCTURING CHARGES

For an update on the status of restructuring plans implemented from 1999 through 2003, refer to Note 10 to the March 31, 2004 unaudited consolidated financial statements.

Results of Operations by Segment

LINCOLN RETIREMENT

Results of Operations: Lincoln Retirement’s financial results and account values were as follows:

Three Months Ended March 31 (in millions)	2004	2003	Increase (Decrease)
Net Income	$71.8	$6.9	$64.9
Items Included in Net Income (after-tax):
Realized loss on investments and derivative instruments	(6.1)	(50.5)	44.4
Restructuring charges	(1.2)	—	(1.2)
Net gain on reinsurance derivative/trading securities	(1.4)	—	(1.4)
Cumulative effect of accounting change (1)	(21.8)	—	(21.8)

March 31 (in millions)
Account Values
Variable Annuities	$37,619	$26,474	42%
Fixed Annuities	21,280	20,612	3%
Reinsurance Ceded	(2,350)	(2,075)	13%

Total Fixed Annuities	18,930	18,537	2%

Total Account Values	$56,549	$45,011	26%

Average Daily Variable Account Values	$37,160	$26,907	38%
Average Fixed Annuity Account Values	$20,180	$19,698	2%

(1)	Cumulative Effect of Accounting Change for 2004 results from the implementation of the SOP. For additional information see the preceding section on Accounting Changes.

Net Income Variances – Increase (Decrease) in the Period

Three Months Ended March 31 (in millions, after-tax)	2004 to 2003
Net Income Increase	$64.9
Significant Changes in Net Income:
Realized loss on investments and derivatives	44.4
Restructuring charges	(1.2)
Reinsurance embedded derivatives/trading securities	(1.4)
Cumulative effect of accounting change	(21.8)
Effects of equity markets*
Fee income	10.0
DAC/PVIF/DFEL	2.9
GMDB	9.0
Net flows	9.4
Contingent interest (after DAC)	6.5
Investment margins (including earnings on investment partnerships)	3.4
The SOP sales inducements	2.2

*	Excludes the effects of equity markets on realized gains (losses) on investments and derivative investments and reinsurance embedded derivatives/trading securities.

Net income increased significantly in 2004, reflecting improving equity markets and realized gains on investments and derivative instruments. The significant realized losses on investments and derivative instruments in 2003 were the result of the decline in value and the sale and write-downs of fixed maturity securities. Net income for the first quarter of 2004 also includes the effects of the implementation of the SOP, which resulted in adjustments to reserves for GMDB products and related unlocking effects on DAC, PVIF and DFEL.

Restructuring Charges

The restructuring charges for 2004 were incurred in connection with the 2003 realignment initiatives including the combining of the Lincoln Retirement and Life Insurance operations. For further details on these restructuring charges, refer to note 10 to the unaudited consolidated financial statements.

Effects of Equity Markets

Fee Income: Average daily variable annuity account values, a key driver of fee income for the segment, were above last year, reflecting the improvement of equity markets during the last nine months of 2003, and resulted in increased fee income in the first quarter of 2004 relative to the same period of 2003. Net positive cash flows and shifts from the fixed portion of variable annuity products into the variable portion of variable annuity products for the three months ended March 31, 2004 also contributed to the increase in account values.

DAC, PVIF, DFEL and GMDB: Equity market performance in the first quarter of 2004 was approximately 1% below the expected market performance used in LNC’s DAC assumptions, but was significantly better then the equity market performance experienced in the same period last year. This resulted in lower unfavorable retrospective unlocking and net changes in amortization for DAC and PVIF than were reported for the first quarter of 2003. As discussed in Note 2, Accounting Changes to the unaudited financial statements, under the SOP GMDB reserves are not subject to the same period-to-period volatility from changes in the equity markets as was the case under LNC’s previous reserving methodology.

Net Flows

As discussed in the Net Flows section, the Lincoln Retirement segment experienced a significant improvement in net flows in the first quarter of 2004 compared to the same period last year. The cumulative net flows since the first quarter of 2003 totaled $1.6 billion and contributed to the increase in net income.

Investment Margins

Net investment income for the Lincoln Retirement segment for the first quarter of 2004 includes $13.0 million pre-tax of contingent interest income. Excluding this item, interest rate margins on fixed annuity products for the first quarter of 2004 remained level with the same period last year. The table below summarizes the changes in the interest rate margin. Although the net investment income yield declined year over year, LNC was able to reduce crediting rates to offset this decrease. In addition, during 2004, the interest rate margins were positively impacted by $1.3 million pre-tax from increases in mortgage loan prepayments and make-wholes. (See discussion on investment margins and the interest rate risk due to falling interest rates in Item 3, Quantitative and Qualitative Disclosures About Market Risk.)

Three Months Ended March 31 (in millions)	2004	2003	Change in Rate (basis points)
Net investment income yield(1)	6.43%	6.61%	(18)
Interest rate credited to policyholders	3.97%	4.42%	(45)

Interest rate margin	2.46%	2.19%	27

(1)	Net investment income yield for the first quarter of 2004 includes $13.0 million ($6.5 million after-tax, after DAC) of contingent interest, which contributed 27 bps to the interest rate margin.

The income improvement from the increase in average fixed annuity account values resulted from net flows in 2003 and the first quarter of 2004.

CRITICAL ACCOUNTING POLICIES

Deferred Acquisition Cost

Refer to Management’s Discussion and Analysis of LNC’s annual report on Form 10-K for the year ended December 31, 2003, for a detailed discussion of this critical accounting policy. At March 31, 2004, Lincoln Retirement’s reversion to the mean gross growth rate assumption for the equity markets was 3.95%, which compares to the assumption of 4.2% at December 31, 2003. The decrease in the growth rate was due to the favorable performance of separate accounts since December 31, 2003.

Guaranteed Minimum Benefit Reserves

Refer to Management’s Discussion and Analysis of LNC’s annual report on Form 10-K for the year ended December 31, 2003 and the previous section on New Accounting Pronouncements for detailed discussions of this critical accounting policy. At March 31, 2004, Lincoln Retirement’s net amount at risk (“NAR”) was $1.3 billion and the GAAP reserve was $38.9 million. The reserve for statutory accounting was $54.0 million. The comparable amounts at December 31, 2003 were a NAR of $1.5 billion, GAAP reserves of $46.4 million and statutory reserves of $58.9 million. See the table below for additional statistics related to GMDB as of March 31, 2004:

	Type of GMDB Feature
	Return of Premium	High Water Mark	Roll-up	No GMDB	Total
Variable Annuity Account Value (billions)	$25.8	$13.2	$0.3	$7.9	$47.2
% of Total Annuity Account Value	54.7%	28.0%	0.6%	16.7%	100.0%
Average Account Value	$37,280	$75,796	$108,020	$52,492	$48,418
Average NAR	$3,316	$10,916	$12,707	N/A	$6,703
NAR (billions)	$0.4	$0.9	N/M	N/A	$1.3
Average Age of Contract Holder	51	62	64	59	54
% of Contract Holders > 70 Years of Age	10.2%	27.1%	31.6%	22.8%	15.2%

As described in LNC’s annual report on Form 10-K for the year ended December 31, 2003, LNC has variable annuity contracts containing GMDB’s which have a dollar for dollar withdrawal feature. As of March 31, 2004, there were 606 contracts for which the death benefit to account value ratio was greater than ten to one. The NAR on these contracts was $42.5 million. Effective May of 2003, the GMDB feature offered on new sales was a pro-rata GMDB feature whereby each dollar of withdrawal will reduce the GMDB benefit in proportion to the current GMDB to account value ratio.

Hedge Program for Guaranteed Minimum Benefits

As described in LNC’s annual report on Form 10-K for the year ended December 31, 2003, the Lincoln Retirement segment has begun implementing a hedging strategy designed to mitigate the income statement volatility caused by falling equity markets associated with the Principal Security sm Guaranteed Minimum Withdrawal Benefit (“GMWB”) and LNC’s various GMDB features. The design of the hedging strategy is such that changes in actual hedge contracts move in the opposite direction of changes in the value of the embedded guarantee of the GMWB or changes in the reserve for GMDB contracts subject to the hedging strategy.

GMWB reserves are calculated in accordance with FAS 133 and therefore vary based on the value of the guarantee embedded within the GMWB contracts. At March 31, 2004, there were no hedges in place for the GMWB, as there was no required reserve for this feature due to the favorable performance of the equity market since the feature was introduced.

With the adoption of the SOP, the reserves related to the GMDB embedded guarantee are now based on the application of a benefit ratio to fees charged for the embedded guarantee. The level and direction of the change in reserve will vary over time based on the emergence of the benefit ratio (which is based on both historical and projected future level of benefits) and the level of fees (both historical and projected) charged for the embedded guarantee. Because the GMDB reserves computed under the SOP are based upon projected long-term equity market return assumptions, and since the value of the hedging contracts will reflect current equity market conditions, the quarterly changes in values for the GMDB reserves and the hedging contracts may not move in an offsetting manner. Despite these short-term fluctuations in values, LNC intends to continue to hedge its long-term GMDB exposure in order to mitigate the risk associated with falling equity markets. LNC expects to include updated guidance factors for the effects of the GMDB hedging program as part of its overall guidance for the expected effects of equity markets for the second quarter of 2004. At March 31, 2004 account balances covered in this hedging program combined with account balances for which there is no death benefit represent approximately 48% of total variable annuity account balances. LNC expects to continue expanding the coverage of its GMDB hedging program on an opportunistic basis, as the underlying account values increase due to equity market appreciation. This hedging program reflects the benefit designs of the segment’s products and has been effective to date. LNC continues to evaluate various hedging tools and opportunities as it considers additional benefits, product features, and alternative hedging strategies.

Net Flows

Lincoln Retirement’s product deposits, withdrawals and net flows were as follows:

Three Months Ended March 31 (in millions)	2004	2003	Increase (Decrease)
Variable Portion of Annuity Deposits	$1,407	$648	117%
Variable Portion of Annuity Withdrawals	(942)	(806)	(17)%

Variable Portion of Annuity Net Flows	465	(158)	394%
Fixed Portion of Variable Annuity Deposits	452	408	11%
Fixed Portion of Variable Annuity Withdrawals	(301)	(315)	(4)%

Fixed Portion of Variable Annuity Net Flows	151	93	62%
Total Variable Annuity Deposits	1,859	1,056	76%
Total Variable Annuity Withdrawals	(1,243)	(1,121)	(11)%

Total Variable Annuity Net Flows	616	(65)	N/M
Fixed Annuity Deposits	365	368	(1)%
Fixed Annuity Withdrawals	(269)	(208)	(29)%

Fixed Annuity Net Flows	96	160	(40)%
Total Annuity Deposits	2,224	1,424	56%
Total Annuity Withdrawals	(1,512)	(1,329)	(14)%

Total Annuity Net Flows	$712	$95	649%

Incremental Deposits (1)	$2,165	$1,382	57%

(1)	Incremental Deposits represent gross deposits reduced by transfers from other Lincoln Annuity products.

LNC has been following a two-pronged approach to improving net flows over the last few years. Attracting new deposits and retaining existing accounts are key drivers of the Retirement segment’s ability to achieve profitable future earnings growth. Variable product sales were up 76% in first quarter of 2004 over the same period in 2003, while fixed product sales were down slightly from the prior year. Through the first quarter of 2004, the Retirement segment has experienced 11 consecutive quarters of positive net flows.

New Deposits

Three Months Ended March 31 (in Millions)	2004	2003	Increase (Decrease) 2004
Individual Annuities
Variable	$1,318	$571	131%
Fixed	193	197	(2)%

Total Individual	1,511	768	97%
Employer-Sponsored Annuities
Variable	540	485	11%
Fixed	172	171	1%

Total Employer-Sponsored	712	656	9%
Total Annuity Deposits
Variable	1,858	1,056	76%
Fixed	365	368	(1)%

Total Individual Annuities	$2,223	$1,424	56%

New deposits are an important component of LNC’s effort to grow the annuity business. In the past several years, this effort has concentrated on both product and distribution breadth. Annuity deposits improved significantly in the first quarter of 2004 compared to the same period in 2003, with deposit growth in both the individual variable annuity business and the employer-sponsored business.

LNC’s growth in 2004 in the individual variable annuity deposits was primarily a result of increased sales from the introduction of the Principal Securitysm benefit in June of 2003. Lincoln ChoicePlussm and American Legacy variable annuity gross deposits were up nearly 149% compared to the first quarter of 2003 as a result of the GMWB feature of the Principal Securitysm benefit. As of March 31, 2004, less than 10% of deposits that elected this feature have elected automatic withdrawal benefits at the 7% level and a total of 21%, based on account values, are taking withdrawals at some level.

In addition to the introduction of the Lincoln Principal Securitysm feature, Lincoln Financial Distributors (“LFD”) began adding wholesalers in the latter part of 2003, and is continuing this expansion in 2004. The increase in wholesalers contributed to the growth in deposits and is expected to continue to increase sales.

The decline in individual fixed product sales experienced over the last several years moderated in the first quarter of 2004, reflecting a more stable interest rate environment, although competitive pressures remained intense. With the decline in interest rates over the last few years, it has been difficult to offer rates that are competitive in the marketplace that still allow LNC to achieve targeted spreads on the fixed annuity products. LNC’s approach throughout 2003 and into 2004 is to approach the fixed annuity marketplace on an opportunistic basis where LNC intends to only offer products with rates that are consistent with LNC’s required spreads.

LNC’s Alliance program continued to experience strong deposit growth in the employer-sponsored business. The Alliance program enables the Retirement segment to sell a multi-manager mutual fund based product within the employer-sponsored marketplace. Variable product deposits of the Alliance program were $251 million in the first quarter of 2004, an increase of 27% from the same period last year.

LIFE INSURANCE

Results of Operations: The Life Insurance segment’s financial results were as follows:

Three Months Ended March 31 (in millions)	2004	2003	Increase (Decrease)
Net Income	$67.5	$48.5	$19.0
Items Included in Net Income (after-tax):
Realized loss on investments and derivative instruments	(2.7)	(8.6)	5.9
Restructuring charges	(1.8)	(3.6)	1.8
Cumulative effect of accounting change (1)	(2.7)	—	(2.7)

Net Income Variances – Increase (Decrease) in the Period

Three Months Ended March 31 (in millions, after-tax)	2004 to 2003
Net Income Increase	$19.0
Significant Changes In Net Income:
Realized loss on investments and derivatives	5.9
Restructuring charges	1.8
Cumulative effect of accounting change	(2.7)
Effects of equity markets(2) - fee income	0.5
Prospective DAC/PVIF/DFEL unlocking in first quarter 2003 and related DAC amortization	6.7
Contingent interest	3.7
Interest rate margins (including earnings on investment partnerships)	2.2

(1)	Cumulative effect of accounting change for 2004 results from the implementation of the SOP.

(2)	Excludes the effects of equity markets on realized gains (losses) on investments and derivative investments.

There were a number of factors contributing to the increase in the Life Insurance segment’s net income in the first quarter of 2004 compared to the first quarter of 2003. The segment benefited from the improvements in the credit markets as the net realized losses on investments and derivative instruments was lower in the first quarter of 2004. Additionally, in the first quarter of 2003, the segment’s net income was negatively impacted by prospective DAC unlocking for face amount reductions. There was no similar unlocking in the first quarter of 2004. As discussed below, the segment benefited in the first quarter from favorable investment income and investment margins. Favorable equity market performance in the latter half of 2003 and in the first quarter of 2004 compared to the first quarter of 2003 resulted in higher account values generating higher fees. Net income for the first quarter of 2004 includes the effects of the implementation of the SOP. For further discussion on this issue, refer to the previous discussion in Note 2 to the unaudited consolidated financial statements.

As presented in the table below, interest rate margins for the Life Insurance segment improved in the first quarter of 2004 compared to the same period last year. This improvement was the result of $8.9 million of contingent interest ($6.5 million in the interest sensitive lines and $2.5 million for traditional non-par lines) for this segment. Interest rate margins for the interest sensitive lines of business (UL and ISWL) improved 22 basis points in the first quarter of 2004 compared to the same period last year. Excluding the contingent interest, investment margins for these lines of business declined three basis points for the first quarter of 2004 from the same period last year. Refer to the discussion of interest rate margins in LNC’s Annual Report on Form 10-K for the year ended December 31, 2003 for additional information. Investment yield on traditional non-par products for the first quarter of 2004 includes 72 basis points for the contingent interest. At both March 31, 2004 and 2003, interest-sensitive products represented 88% of total interest sensitive and traditional non-par earning assets. At

March 31, 2004, 25% of the interest sensitive account values have crediting rates at contract guarantee levels and 25% have crediting rates within 50 basis points of contractual guarantees. Additional information on interest rate margins and the interest rate risk due to falling interest rates is provided within Item 3, Quantitative and Qualitative Disclosures About Market Risk.

Three Months Ended March 31 (in millions)	2004(1)	2003	Change in Rate (basis points)
Interest Sensitive Products
Net investment income yield	6.84%	7.21%	(37)
Interest rate credited to policyholders	4.97%	5.56%	(59)

Interest rate margin	1.87%	1.65%	22
Traditional Products
Net investment income yield	7.33%	7.16%	(17)

(1)	First quarter 2004 net investment income yield includes contingent interest of $8.9 million pre-tax ($3.7 million after-tax, after DAC). This affected interest sensitive products by $6.5 million pre-tax ($2.1 million after-tax, after DAC or 25 bps) and traditional products by $2.4 million pre-tax ($1.6 million after-tax or 72 bps).

Critical Accounting Policy – DAC, PVIF and DFEL

Refer to Management’s Discussion and Analysis of LNC’s annual report on Form 10-K for the year ended December 31, 2003, for a detailed discussion of this critical accounting policy. For the first quarter of 2004, the Life Insurance segment experienced positive DAC unlocking of $1.1 million compared to negative DAC unlocking of $7.9 million for the same period last year. The negative unlocking in the first quarter of 2003 resulted primarily from revised assumptions regarding face amount reductions. This change in assumption resulted in lower future estimated gross profits, resulting in increased DAC amortization for the first quarter of 2004.

Sales, Net Flow, Account Values and In-force

Three Months Ended March 31,	2004	2003	Increase (Decrease)
First Year Premiums - by Product (in millions)
Universal Life
Excluding MoneyGuard	$95.6	$84.5	13%
MoneyGuard	56.3	46.3	22%

Total Universal Life	151.9	130.8	16%
Variable Universal Life	22.5	24.4	(8)%
Whole Life	10.8	6.5	66%
Term	10.5	9.1	15%

Total Retail	195.7	170.8	15%
Corporate Owned Life Insurance (“COLI”)	14.2	10.6	34%

Total First Year Premiums	$209.9	$181.4	16%

Net Flows (in millions)
Deposits	$502	$486	3%
Withdrawals & Deaths	(254)	(190)	(34)%

Net Flows	$248	$296	(17)%

Policyholder Assessments	$(267)	$(252)	6%

March 31 (in billions)
Account Values
Universal Life	$9,175	$8,359	10%
Variable Universal Life	2,249	1,689	33%
Interest-Sensitive Whole Life	2,182	2,185	—

Total Life Insurance Account Values	13,606	12,233	11%
In Force - Face Amount
Universal Life and Other	129,669	126,414	3%
Term Insurance	157,338	133,251	18%

Total In-Force	$287,007	$259,665	11%

Total sales for the first quarter of 2004 as measured by first year premiums increased from the same period last year. The sales growth for UL was driven by sales of MoneyGuard, a UL product with a long-term care rider, and strong growth in other fixed UL products. Despite the equity market turnaround, sales of VUL continued to decline in 2004.

Sales of retail life insurance products through both LNC distribution organizations were strong as sales through LNC’s financial planning organization, Lincoln Financial Advisors (“LFA”) were up 22% for the first quarter of 2004 relative to the same period in 2003. Sales through LFD were up 9% for the first quarter of 2004, compared with the same period of 2003.

Refer to the discussion of the Life Insurance segment beginning on page 41 of LNC’s annual report on Form 10-K for the year ended December 31, 2003, for additional information on this segment, including discussion of the impact of the levels of mortality risk that have been transferred to reinsurers, the mix of product sales, and the unusual levels of reductions in face amount of policyholder coverages on the Life Insurance segment’s revenues and net income.

Investment Management

Results of Operations: The Investment Management segment’s financial results were as follows:

Three Months Ended March 31 (in millions)	2004	2003	Increase (Decrease)
Total Revenue	$132.9	$102.1	$30.8
Total Investment Advisory Fees (Included in Total Revenue)	89.2	68.3	20.9
Net Income	10.0	1.0	9.0
Items Included in Net Income (after-tax):
Realized loss on investments	(1.5)	(0.3)	(1.2)
Restructuring charges	(1.0)	—	(1.0)

Net Income Variances – Increase (Decrease) in the Period

Three Months Ended March 31 (in millions, after-tax)	2004 to 2003
Net Income Increase	9.0
Significant Changes in Net Income:
Realized loss on investments	(1.2)
Restructuring charges	(1.0)
Effects of financial markets/net flows, variable expenses and other	10.9
Other financial markets related variances
Seed capital	1.7
Deferred compensation liability	(0.8)

The first quarter of 2004 earnings improved relative to the prior year quarter due to increased fees generated by higher assets under management. The higher assets under management were a result of rising equity markets and positive flows.

In addition, the segment’s net income was positively impacted in 2004 by the equity markets through an increase in value of seed capital, which was partially offset by increased expense from an increase in the deferred compensation liability. For a more detailed discussion of seed capital and the deferred compensation liability, refer to the Equity Markets discussion in the Investment Management section of Management’s Discussion and Analysis of LNC’s annual report on Form 10-K for the year ended December 31, 2003.

Assets Under Management and Client Net Flows

March 31 (in millions)	2004	2003	Increase (Decrease)
Assets Under Management:
Retail-Equity	$22,546	$14,286	58%
Retail-Fixed	8,313	7,907	5%

Total Retail	30,859	22,193	39%

Institutional-Equity	27,188	15,920	71%
Institutional-Fixed	9,028	7,605	19%

Total Institutional	36,216	23,525	54%

Insurance Assets	44,006	42,130	4%

Total Assets Under Management	$111,081	$87,848	26%

Three Months Ended March 31 (in millions)	2004	2003
Retail:
Equity Sales	$1,938	$717	170%
Equity Redemptions and Transfers	(994)	(862)	(15)%

Net Flows	944	(145)	N/M
Fixed Sales	513	424	21%
Fixed Redemptions and Transfers	(488)	(265)	(84)%

Net Flows	25	159	(84)%
Total Retail
Sales	2,451	1,141	115%
Redemptions and Transfers	(1,482)	(1,127)	(31)%

Net Flows	969	14	6,821%
Institutional:
Equity Inflows	1,817	494	268%
Equity Withdrawals and Transfers	(749)	(450)	(66)%

Net Flows	1,068	44	2,327%
Fixed Inflows	806	592	36%
Fixed Withdrawals and Transfers	(214)	(306)	30%

Net Flows	592	286	107%
Total Institutional
Inflows	2,623	1,086	142%
Withdrawals and Transfers	(963)	(756)	(27)%

Net Flows	1,660	330	403%
Combined Retail and Institutional:
Sales and Inflows	5,074	2,227	128%
Redemptions, Withdrawals and Transfers	(2,445)	(1,883)	(30)%

Total Retail and Institutional Net Flows	$2,629	$344	664%

The increase in assets under management primarily reflects market value gains. Market value gains in the twelve-month period ending March 31, 2004 were $6.4 billion in retail and $8.9 billion in institutional. Positive net flows across equity and fixed income accounts for both institutional and retail assets under management also contributed to the growth. Retail net flows reflect favorable sales partially offset by higher withdrawals. The combined net flows and sales of retail and institutional were the highest since LNC acquired Delaware in 1995. Net flows for the segment have been positive for nine consecutive quarters.

Sales of Delaware’s mutual funds by LFA increased approximately 200% in the first quarter of 2004 compared to the same period in 2003, and improved during first quarter 2004 to approximately 10% of LFA’s total mutual fund sales compared to 5% in the first quarter of 2003. Sales of mutual funds, managed accounts and 401(k) products distributed by LFD increased 129% for the same 2004 period, reflecting the increased productivity and addition of wholesalers, and market recognition of Delaware’s investment performance.

In April 2004, the Investment Management segment entered into an agreement to outsource its mutual fund based 401(k) record keeping business. This arrangement is not expected to have a material effect on the segment.

On May 5, 2004, LNC announced that it entered into a management buyout agreement to sell its London-based international investment unit. Upon closing LNC will receive $172 million in cash and will receive relief of certain obligations. The Investment Management’s results for the first quarter of 2004 included approximately $3.5 million of net income from the international investment unit. The Investment Management’s assets under management at March 31, 2004 included approximately $26 billion of assets managed by the international investment unit, of which it is expected, that approximately $7 billion will be sub-advised on LNC’s behalf by the acquirer, subject to Fund board and shareholder approval where necessary.

Investment Performance

Investment performance is a key driver of Delaware’s ability to attract new sales, retain existing assets and improve net flows. On the institutional side, for the 12 months ended March 31, 2004, 5 of the 8 largest product composites met or outperformed their respective indices, compared to 6 out of 8 for the 12 months ended March 31, 2003.

Delaware closely monitors the relative performance of individual funds. Fund performance is compared to a benchmark group of peer funds having similar investment characteristics and objectives. In addition, performance in various key categories as reported to Lipper, the leading provider of mutual fund research, is also used by Delaware in measuring its funds’ performance. The following table summarizes the 2004 performance for the largest 25 mutual funds in the Delaware Investments Family of Funds (the Delaware Investments Family of Funds does not include mutual funds managed by Delaware for certain LNC affiliates or other third parties).

Twelve Months Ended March 31	March 31, 2004	March 31, 2003
25 Largest Funds performing in the top half of their respective universes:
Number of Funds	17	17
Percentage of total assets	62%	64%
Total retail funds in Lipper Leader Category:
Consistent Return	20	10
Capital Preservation	11	10
Total Return	19	18
Expense	5	7
Tax Efficiency	23	23
Number labeled Lipper Leader in at least one category	38	39
Number labeled Lipper Leader in multiple categories	26	19

Lincoln UK

Result of Operations: Lincoln UK’s financial results, account values, in-force and exchange rates were as follows:

Three months ended March 31 (in millions)	2004	2003	Increase (Decrease)
Net Income	$5.9	$6.8	$(0.9)
Items Included in Net Income (after-tax):
Realized loss on investments	(0.3)	—	(0.3)

March 31 (in millions)	2004	2003
Unit-Linked Assets	$6,528	$4,748	$1,780
Individual Life Insurance In-Force	20,522	18,512	2,010
Exchange Rate Ratio-U.S. Dollars to Pounds Sterling
Average for the period	1.836	1.605	0.231
End of period	1.844	1.580	0.264

Net Income Variances – Increase (Decrease) in the Period

Three Months Ended March 31 (in millions, after-tax)			2004 to 2003
Net Income Decrease			$(0.9)
Significant Changes in Net Income:
Realized loss on investments			(0.3)
Effects of Equity Markets*
Fee income from equity-linked assets			0.4
DAC/PVIF/DFEL			2.3
Operating expenses			(2.1)

*	The above table excludes the effects of equity markets on realized gains (losses) on investments and derivative investments.

Net income for the first quarter 2004 benefited from the increase in the FTSE 100 index during 2003, as average equity-linked account values and the related fee revenue earned by the segment increased from the same period last year. While the market declined in the first quarter of 2004, that decline was less severe than the decline experienced in the same period last year, which drove a net improvement in earnings for the combined effects on DAC/PVIF/DFEL amortization. However, higher expenses driven by efforts to maintain the existing customer base through enhanced service and alternative product offerings offset these improvements.

The performance of the equity markets for the Lincoln UK segment is measured by the FTSE 100 index and this index increased 21% for the twelve months ended March 31, 2004, and declined 2% and 8% in the first quarter of 2004 and 2003, respectively.

The segment continues to maintain reserves established in 1997 and 1999 for mis-selling activities. Payments and expenses for these activities have generally been in line with the established reserves. During the first quarter of 2004, UK regulatory authorities indicated that they intend to publish a response to a recent Treasury Select Committee report on various issues associated with mortgage endowment contracts. In particular, UK regulatory authorities have indicated it is possible that in their response to the Treasury Select Committee’s report, the regulatory guidance provided in 2003 relating to the time limits for policyholders to file claims relating to their mortgage endowment contracts may change. Any changes in this guidance could affect Lincoln UK’s ultimate exposure to this issue, although LNC believes that any future change would not be material to financial condition.

Other Operations

Results of Operations: Other Operations’ financial results were as follows:

Three months ended March 31 (in millions)	2004	2003	Increase (Decrease)
Net Income (Loss) by Source:
LFA	$(11.2)	$(10.4)	$(0.8)
LFD	(4.6)	(8.1)	3.5
LNC Financing	(14.4)	(15.3)	0.9
Other Corporate	(6.3)	0.4	(6.7)
Amortization of deferred gain on indemnity reinsurance	11.8	11.8	—

Net Loss	$(24.7)	$(21.6)	(3.1)

Items Included in Net Loss (after-tax):
Realized gain (loss) on investments and derivative instruments (excluding gain on sale of equity investment in reinsurance marketing company)	$0.1	—
Restructuring charges
LFA	(2.6)	—
Other Corporate	(1.0)	—
Market adjustment for reinsurance embedded derivative/trading securities(1)	(1.2)	—

(1)	Reported in Other Corporate

The net loss for the first quarter of 2004 increased modestly from the same period last year as lower losses in LNC’s distribution operations were offset by realignment charges. Refer to note 10 to the unaudited financial statements for additional information on realignment activities.

LNC financing benefited from lower interest rates and changes made to LNC’s outstanding debt during 2004 and 2003 as described in the liquidity and cash flow section.

Within Other Corporate, in the first quarter of 2004, there were costs associated with LNC’s realignment activities. These costs totaled $1.8 million, including $1.0 million reported as a restructuring charge.

LFA’s net losses in the first quarter of 2004 increased $0.8 million from the same period last year. Realignment costs of $3.2 million, of which $2.6 million was reported as restructuring charges were primarily responsible for this increase. Excluding these costs, results improved for the first quarter of 2004 compared to the same period last year due to strong sales growth combined with expense management resulting from realignment activities initiated in 2003. Sales growth across all lines of business was extremely strong, with increases for annuity deposits of 130%, life first year premiums of 22%, and Broker-Dealer of 54%.

LFD’s net losses in the first quarter of 2004 declined $3.5 million from the same period last year. The improvement resulted from significant sales growth from the first quarter of 2003. Overall sales growth was 110%, reflecting increased sales in investment products (129% increase), variable annuity (137% increase) and life insurance (14% increase in retail and 34% increase in COLI). Sales of both the Choice Plus and the American Legacy Variable Annuity product were key contributors to the variable annuity sales growth in 2004. Sales of Choice Plus and American Legacy increased 146% in the first quarter of 2004 from the same period last year. Higher expenses, primarily associated with the continuing expansion of the wholesaling force, partially offset the favorable results from improved sales

As discussed in LNC’s annual report on Form 10-K for the year ended December 31, 2003, LFD completed the transition of the wholesaling arrangement from American Funds Distributors during 2003.

CONSOLIDATED INVESTMENTS

The following table presents consolidated invested assets, net investment income and investment yield.

March 31 (in millions)	2004	2003	Increase (Decrease)
Total Consolidated Investment (at Fair Value)	$43,501.7	$41,008.4	$2,493.3
Average Invested Assets (at Amortized Cost)	42,615.7	40,342.2	2,273.5
Adjusted Net Investment Income (1)	679.3	656.4	22.9
Investment Yield (ratio of net investment income to average invested assets)	6.38%	6.51%	(13	)bp

Three months ended March 31 (in millions)	2004	2003
Items included in Net Investment Income:
Contingent interest	$21.9	$—	$21.9
Limited partnership investment income (loss)	6.5	3.0	$3.5
Prepayments and makewholes	7.4	0.9	$6.5

(1)	Includes tax-exempt income on a tax equivalent basis.

The increase in LNC’s investment portfolio for the first quarter of 2004 resulted from purchases of investments from cash flow generated by the business segments and an increase in the fair value of securities available-for-sale.

LNC’s insurance assets are invested primarily in high quality fixed maturity securities that are expected to generate cash flows that will enable LNC to meet the liability funding requirements of LNC’s life insurance and annuity businesses. The dominant investments held are fixed maturity securities available-for-sale, which represent approximately 77.4% of the investment portfolio. Trading securities, which are primarily fixed maturity securities, represent approximately 7.3% of the investment portfolio.

LNC has the ability to maintain its investment holdings throughout credit cycles because of its capital position, the long-term nature of its liabilities and matching of LNC’s portfolios of investment assets with the liabilities of LNC’s various products.

The quality of LNC’s available-for-sale fixed maturity securities portfolio, as measured at fair value and by the percentage of fixed maturity securities invested in various ratings categories relative to the entire available-for-sale fixed maturity security portfolio, as of March 31, 2004 was as follows:

AAA and Agencies	23.4%
AA	6.2%
A	29.2%
BBB	34.3%
BB	4.3%
Less Than BB	2.6%

The ratings data listed above have been determined by using the lowest of all publicly available ratings assigned to a particular fixed maturity security. If no public ratings exist, a rating is assigned based upon LNC’s analysis of the inherent risks of the individual security.

As of March 31, 2004 and December 31, 2003, $2.3 billion or 6.9% and $2.3 billion or 7.0%, respectively, of all fixed maturity securities available-for-sale were invested in below investment grade securities (less than BBB). This represents 5.3% and 5.4% of the total investment portfolio at March 31, 2004 and December 31, 2003, respectively. When viewed on a cost basis, below investment grade securities held at March 31, 2004 and December 31, 2003 represented 7.3% of fixed maturity securities.

Securities Available-for-Sale: Securities that are classified as “available-for-sale” make up 91% of LNC’s fixed maturity and equity securities portfolio. These securities are carried at fair value on LNC’s balance sheet. Changes in fair value, net of related deferred acquisition costs, amounts required to satisfy policyholder commitments and taxes, are charged or credited directly to shareholder’s equity. Changes in fair value that are other than temporary are recorded as realized losses in the income statement.

Trading Securities: Investment results for these portfolios, including gains and losses from sales, are passed directly to the reinsurers through the contractual terms of the reinsurance arrangements. Trading securities are carried at fair value and changes in fair value are recorded in net income as they occur. Offsetting these amounts are corresponding changes in the fair value of the embedded derivative liability associated with the underlying reinsurance arrangement.

Mortgaged-Backed Securities: LNC’s available-for-sale fixed maturity securities include residential and commercial mortgage-backed securities. The mortgage-backed securities included in LNC’s investment portfolio are subject to risks associated with variable prepayments. This may result in these securities having a different actual cash flow and maturity than expected at the time of purchase. LNC limits the extent of its risk on mortgage-backed securities by prudently limiting exposure to the asset class, by generally avoiding the purchase of securities with a cost that significantly exceeds par, by purchasing securities backed by stable collateral, and by concentrating on securities with enhanced priority in their trust structure. Such securities with reduced risk typically have a lower yield (but higher liquidity) than higher-risk mortgage-backed securities. At selected times, higher-risk securities may be purchased if they do not compromise the safety of the general portfolio. LNC’s investments in residential mortgage-backed securities at March 31, 2004 and December 31, 2003 totaled $3.4 billion and $3.1 billion, respectively. At March 31, 2004 and December 31, 2003, LNC’s investments in commercial mortgage-backed securities totaled $2.5 billion and $2.1 billion, respectively.

Mortgage Loans on Real Estate and Real Estate: As of March 31, 2004, investments in real estate represented 0.2% of LNC’s total investment portfolio. The following summarizes key information on mortgage loans:

(in millions)	March 31, 2004	December 31, 2003
Total Portfolio (net of reserves)	$3,988.5	$4,195.0
Percentage of total investment portfolio	9.2%	9.8%
Percentage of investment by property type
Commercial office buildings	40.0%	39.3%
Retail stores	20.8%	22.1%
Industrial buildings	17.7%	17.8%
Apartments	10.9%	10.4%
Hotels/motels	7.0%	6.7%
Other	3.6%	3.7%
Impaired mortgage loans	$148.7	$120.2
Impaired mortgage loans as a percentage of total mortgage loans	3.7%	2.9%
Mortgage loans two or more payments delinquent (including in process of foreclosure)	N/M	N/M
Restructured loans in good standing	$69.7	$63.6
Reserve for mortgage loans	$21.8	$17.5

In addition to the dispersion by property type, the mortgage loan portfolio is geographically diversified throughout the United States.

All mortgage loans that are impaired have an established allowance for credit loss. Changing economic conditions impact LNC’s valuation of mortgage loans. Increasing vacancies and declining rents are incorporated into the discounted cash flow analysis that LNC performs for monitored loans and may contribute to the establishment of (or an increase in) an allowance for credit losses. In addition, LNC continues to monitor the entire commercial mortgage loan portfolio to identify risk. Areas of current emphasis are the hotel mortgage loan portfolio and retail, office and industrial properties that have deteriorating credits or have experienced debt coverage reduction. Where warranted, LNC has established or increased loss reserves based upon this analysis. Impaired mortgage loans as a percentage of total mortgage loans have deteriorated over the last two years as a result of increased credit losses in the sectors noted above. This percentage was 3.7%, 2.9%, 1.7% and 0.6% as of March 31, 2004, and December 31, 2003, 2002 and 2001, respectively.

Fixed maturity securities available-for-sale, mortgage loans on real estate and real estate that were non-income producing for the three months ended March 31, 2004 were not significant. As of March 31, 2004 and December 31, 2003, the carrying value of non-income producing securities was $162.6 million and $133.0 million, respectively.

Limited Partnership Investments: As of March 31, 2004 and December 31, 2003, there were $265.5 million and $259.8 million, respectively, of limited partnership investments included in consolidated investments. These include investments in approximately 52 different partnerships that allow LNC to gain exposure to a broadly diversified portfolio of asset classes such as venture capital, hedge funds, and oil and gas. Limited partnership investments are accounted for using the equity method of accounting and the majority of these investments are included in “Other Investments” in the consolidated balance sheets.

Private Securities Investments: The fair value for all private securities was $4,840.2 million and $4,875.8 million at March 31, 2004 and December 31, 2003, respectively, representing about 11.1% and 11.4% of total invested assets, respectively. This excludes section 144 registered securities, which have fair values that are readily available for these publicly-traded securities.

Net Investment Income: Net investment income increased 3.5% in the first three months of 2004 when compared with the first three months of 2003. The increase includes $21.9 million pre-tax ($10.2 million after-tax after DAC) of contingent interest received as a result of the sale of certain properties underlying mortgage investments held by LNC. Excluding this item, the favorable effect of asset growth from net flows was substantially offset by a declining portfolio yield, due to lower interest rates on new securities purchased as assets matured and net product sales flowed into the portfolio.

The following discussion addresses LNC’s invested assets excluding trading account securities. As discussed above, investment results attributable to the trading securities are passed directly to the reinsurers under the terms of the reinsurance arrangements. For additional information regarding LNC’s investments see the discussion in LNC’s 2003 annual report on Form 10-K under “Consolidated Investments.”

Critical Accounting Policy - Realized Gain (Loss) on Investments and Derivative Instruments: LNC had net pre-tax realized losses on investments and derivatives of $15.9 million and $91.4 million for the three months ended March 31, 2004 and 2003, respectively. Prior to the amortization of acquisition costs, provision for policyholder commitments and investment expenses, there were net pre-tax realized gains of $6.5 million for the three months ended March 31, 2004, compared with net pre-tax realized losses of $158.0 million for the three months ended March 31, 2003.

The gross realized gains on fixed maturity and equity securities were $37.6 million and $41.1 million for the three months ended March 31, 2004 and 2003, respectively. Gross realized losses on fixed maturity and equity securities were $22.7 million and $190.4 million for the three months ended March 31, 2004 and 2003, respectively. Included within losses are write-downs for impairments of $9.4 million and $137.3 million for the three months ended March 31, 2004 and 2003, respectively.

For additional information regarding LNC’s process for determining whether declines in fair value of securities available-for-sale are other than temporary, see the discussion in LNC’s 2003 annual report on Form 10-K under “Critical Accounting Policy–Write-Downs and Allowances for Losses.”

Unrealized Gains and Losses - Available-for-Sale Securities: When considering unrealized gain and loss information, it is important to realize that the information relates to the status of securities at a particular point in time, and may not be indicative of the status of LNC’s investment portfolios subsequent to the balance sheet date. Further, since the timing of the recognition of realized investment gains and losses through the selection of which securities are sold is largely at management’s discretion, it is important to consider the information provided below within the context of the overall unrealized gain or loss position of LNC’s investment portfolios. These are important considerations that should be included in any evaluation of the potential impact of unrealized loss securities upon LNC’s future earnings. LNC had an overall net unrealized gain (after the amortization of acquisition costs, provision for policyholder commitments, investment expenses and taxes) on securities available-for-sale under FAS 115 of $1,038.0 million and $793.1 million at March 31, 2004 and December 31, 2003, respectively.

At March 31, 2004 and December 31, 2003, gross unrealized gains on securities available-for-sale were $2,597.8 million and $2,054.4 million, respectively, and gross unrealized losses on securities available-for-sale were

$161.0 million and $218.8 million, respectively. At March 31, 2004, gross unrealized gains and losses on fixed maturity securities available-for-sale were $2,567.7 million and $160.1 million, respectively, and gross unrealized gains and losses on equity securities available-for-sale were $30.1 million and $0.9 million, respectively. At December 31, 2003, gross unrealized gains and losses on fixed maturity securities available-for-sale were $2,027.1 million and $217.1 million, respectively, and gross unrealized gains and losses on equity securities available-for-sale were $27.3 million and $1.7 million, respectively.

Unrealized Losses on Available-for-Sale Securities: For total publicly traded and private available-for-sale securities held by LNC at March 31, 2004 that were in unrealized loss status, the fair value, amortized cost, unrealized loss and total time period that the security has been in an unrealized loss position are presented in the table below.

(in millions)	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
≤ 90 days	$522.8	19.7%	$528.2	18.7%	$(5.4)	3.4%
> 90 days but ≤ 180 days	292.3	11.0%	301.5	10.7%	(9.2)	5.7%
> 180 days but ≤ 270 days	633.8	23.8%	648.1	23.0%	(14.3)	8.9%
> 270 days but ≤ 1 year	416.6	15.7%	430.7	15.3%	(14.1)	8.7%
> 1 year	792.0	29.8%	910.0	32.3%	(118.0)	73.3%

Total	$2,657.5	100.0%	$2,818.5	100.0%	$(161.0)	100.0%

The composition by industry categories of all securities available-for-sale in unrealized loss status, held by LNC at March 31, 2004 is presented in the table below.

(in millions)	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
Airlines	$177.0	6.7%	$211.7	7.5%	$(34.7)	21.6%
Electric	206.7	7.8%	225.3	8.0%	(18.6)	11.6%
Sovereigns	204.2	7.7%	218.5	7.8%	(14.3)	8.9%
Asset-Backed Securities	275.0	10.3%	289.2	10.3%	(14.2)	8.8%
Banking	329.7	12.4%	343.8	12.2%	(14.1)	8.8%
Commercial Mortgage Backed Securities	125.5	4.7%	136.5	4.8%	(11.0)	6.8%
Automotive	38.3	1.4%	45.6	1.6%	(7.3)	4.5%
Retailers	87.1	3.3%	94.0	3.3%	(6.9)	4.3%
Chemicals	39.3	1.5%	45.6	1.6%	(6.3)	3.9%
Industrial Other	50.3	1.9%	55.5	2.0%	(5.2)	3.2%
Transportation Services	42.3	1.6%	47.0	1.7%	(4.7)	2.9%
Media Cable	21.0	0.8%	23.7	0.8%	(2.7)	1.7%
Collateralized Mortgage Obligations	186.4	7.0%	188.5	6.7%	(2.1)	1.3%
Wirelines	45.6	1.7%	47.5	1.7%	(1.9)	1.2%
Consumer products	74.5	2.8%	76.0	2.7%	(1.5)	0.9%
Pipelines	16.6	0.6%	18.0	0.6%	(1.4)	0.9%
Food and Beverage	50.3	1.9%	51.3	1.8%	(1.0)	0.6%
Industries with U/R Losses < $1million	440.2	16.6%	444.5	15.8%	(4.3)	2.7%
Lincoln UK Fixed Maturity Securities	247.0	9.3%	255.1	9.1%	(8.1)	5.0%
Lincoln UK Equity Securities	0.5	—	1.2	—	(0.7)	0.4%

Total	$2,657.5	100.0%	$2,818.5	100.0%	$(161.0)	100.0%

Unrealized losses on available-for-sale securities subject to enhanced analysis were $35.5 million at March 31, 2004, compared with $34.7 million at December 31, 2003.

Unrealized Loss on All Below-Investment-Grade Available-for-Sale Fixed Maturity Securities: Gross unrealized losses on all available-for-sale below-investment-grade securities were $88.1 million at March 31, 2004, representing 54.7% of total gross unrealized losses on all available-for-sale securities. Generally, below-investment-grade fixed maturity securities are more likely than investment-grade securities to develop credit concerns. The remaining $72.9 million or 45.3% of the gross unrealized losses relates to investment grade available-for-sale securities. The ratios of fair value to amortized cost reflected in the table below are not necessarily indicative of the fair value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of these ratios subsequent to March 31, 2004.

For fixed maturity securities available-for-sale held by LNC at March 31, 2004 that are below investment grade and in an unrealized loss position, the fair value, amortized cost, unrealized loss and the ratios of market value to amortized cost are presented in the table below.

Aging Category (in millions)	Bk Mkt Ratio	Fair Value	Amortized Cost	Unrealized Loss
<=90 days	70% to 100%	$74.1	$75.6	$(1.5)
	40% to 70%	—	—	—
	Below 40%	—	—	—

<=90 days Total		74.1	75.6	(1.5)

>90 days but <=180 days	70% to 100%	94.3	99.0	(4.7)
	40% to 70%	—	—	—
	Below 40%	—	—	—

>90 days but <=180 days Total		94.3	99.0	(4.7)

>180 days but <=270 days	70% to 100%	56.7	61.1	(4.4)
	40% to 70%	—	—	—
	Below 40%	—	—	—

>180 days but <=270 days Total		56.7	61.1	(4.4)

>270 days but <=1 year	70% to 100%	37.1	42.6	(5.5)
	40% to 70%	—	—	—
	Below 40%	—	—	—

>270 days but <=1 year Total		37.1	42.6	(5.5)

>1 year	70% to 100%	370.6	431.3	(60.7)
	40% to 70%	13.1	24.2	(11.1)
	Below 40%	0.1	0.3	(0.2)

>1 year Total		383.8	455.8	(72.0)

Total Below-Investment-Grade		$646.0	$734.1	$(88.1)

At March 31, 2004 and December 31, 2003, 75.3% and 84.4%, respectively, of total publicly traded and private securities in unrealized loss status were rated as investment grade. At March 31, 2004, the range of maturity dates for total publicly traded and private securities available-for-sale in unrealized loss status varies, with about 28.2% maturing between 5 and 10 years, 54.9% maturing after 10 years and the remaining securities maturing in less than 5 years. At December 31, 2003, the range of maturity dates for total publicly traded and private securities in unrealized loss status varies, with about 26.0% maturing between 5 and 10 years, 56.3% maturing after 10 years and the remaining securities maturing in less than 5 years.

As of March 31, 2004, gross unrealized losses including assets held at Lincoln UK totaled $161.0 million, a 26.4% improvement over gross unrealized losses of $218.8 million at December 31, 2003. Credit spreads in the market remained relatively stable over the quarter with most of the improvement in gross unrealized losses due to the overall decrease in treasury rates. As of March 31, 2004, only two sectors had unrealized losses that represent more than 10% of the total LNC gross unrealized losses; airlines and electric utilities. LNC’s view of risk factors at March 31, 2004 with respect to these industries is substantially unchanged from its view as discussed in the Consolidated Investments section in LNC’s 2003 annual report on Form 10-K for the year ended December 31, 2003.

Unrealized Loss on Fixed Maturity Securities Available-for-Sale in Excess of $10 million:

For fixed maturity securities available-for-sale with gross unrealized losses of $10 million held by LNC at March 31, 2004, the fair value, amortized cost, unrealized loss and length of time in a loss position are presented in the table below. There were no investment grade available-for-sale fixed maturity securities with unrealized losses in excess of $10 million at March 31, 2004.

(in millions)	Fair Value	Amortized Cost	Unrealized Loss	Length of Time in a Loss Position
Non-Investment-Grade
US Based International Airline Company	$42.9	$59.3	$(16.4)	>1 year
US Based Utility Company	31.8	43.9	(12.1)	>1 year

Total Non-Investment Grade	$74.7	$103.2	$(28.5)

The information presented above is subject to rapidly changing conditions. As such, LNC expects that the level of securities with overall unrealized gains and losses will fluctuate, as will the level of unrealized loss securities that are subject to enhanced analysis and monitoring.

REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Liquidity and Cash Flow

Liquidity refers to the ability of an enterprise to generate adequate amounts of cash from its normal operations to meet cash requirements with a prudent margin of safety. The consolidated statements of cash flows in the unaudited consolidated financial statements indicate that operating activities provided cash of $174.3 million and $444.0 million for the three months ended March 31 2004 and 2003, respectively. This statement also classifies the other sources and uses of cash by investing activities and financing activities and discloses the amount of cash available at the end of the period to meet LNC’s obligations.

When considering LNC’s liquidity and cash flow it is important to distinguish between the needs of LNC’s principal insurance subsidiary, The Lincoln National Life Insurance Company (“LNL”) and its insurance subsidiaries, and the needs of the holding company, LNC. Refer to the discussion of Liquidity and Cash Flows in LNC’s annual report on Form 10-K for a detailed discussion of LNC’s liquidity and cash flow considerations.

Insurance Company Liquidity and Cash Flow

LNC’s insurance subsidiaries are subject to certain insurance department regulatory restrictions as to the transfer of funds and payment of dividends to the holding company. In general, dividends are not subject to prior approval from the Indiana Insurance Commissioner (“Commissioner”) provided LNL’s statutory earned surplus is positive and such dividends do not exceed the standard limitation of the greater of 10% of total statutory earned surplus or the amount of statutory earnings in the prior calendar year. Generally, these restrictions pose no short-term liquidity concerns for the holding company. However, as discussed in detail within Note 6 to the unaudited consolidated financial statements, as a result of the payment of dividends plus earnings in 2002, LNL’s statutory earned surplus was negative as of December 31, 2002. Due to the negative statutory earned surplus as of December 31, 2002, dividends paid by LNL in 2003 were subject to prior approval from the Commissioner. Statutory earned surplus was positive at December 31, 2003, and LNL’s first quarter 2004 dividend of $50 million did not require prior approval. Based upon anticipated on-going positive statutory earnings and favorable credit markets, LNL expects to be able to continue to pay dividends in 2004 without prior approval from the Commissioner.

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

2004 LNL Dividends: During the three months ended March 31, 2004, LNL paid dividends of $50 million. Statutory earned surplus remains positive at March 31, 2004. Due to statutory earnings and favorable credit markets, LNL expects to be able to continue to pay dividends in 2004 without prior approval.

LNL is recognized as an accredited reinsurer in the state of New York, which effectively enables it to conduct reinsurance business with unrelated insurance companies that are domiciled within the state of New York. As a result, in addition to regulatory restrictions imposed by the state of Indiana, LNL is also subject to the regulatory risk based capital requirements that the State of New York imposes upon accredited reinsurers, which differ from the State of Indiana.

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

LNC Debt Financing and Related Activity

Although LNC generates adequate cash flow to meet the needs of its normal operations, periodically LNC may issue debt or equity securities to fund internal expansion, acquisitions, and the retirement of LNC’s debt and equity. LNC has $600 million of remaining authorization under a shelf registration to issue various securities, including debt securities, preferred stock, common stock, warrants, stock purchase contracts and stock purchase units of LNC and trust preferred securities of four subsidiary trusts. The net proceeds from the sale of the securities offered by this shelf registration are expected to be used by LNC for general corporate purposes, including repurchases of outstanding common stock, repayment or redemption of outstanding debt or preferred stock, the possible acquisition of financial services businesses or assets thereof, and working capital needs. Cash funds are also available from LNC’s revolving credit agreements and through LNC’s commercial paper.

Debt and financing activity during the three month period ended March 31, 2004 consisted of the February 2004 issuance of $200 million 4.75% Notes due 2014 with semi-annual interest payments in February and August. The notes were priced at 99.297% and net proceeds to the company were $197.3 million, which will be used for general corporate purposes. Until the funds are needed for such purposes, the net proceeds will be used to invest in short-term investment grade securities and to pay down short-term debt. LNC used a treasury lock to reduce exposure to interest rate changes prior to closing. The treasury lock was closed prior to the issuance of the Notes with a gain of approximately $1 million. This gain, along with the costs of issuance, will be amortized over the life of the Notes.

LNC Return of Capital to Shareholders

One of the principal liquidity and capital requirements for LNC is providing a return to its shareholders. Through dividends and stock repurchases, LNC has an established record of providing significant cash returns to its shareholders. The following table summarizes this activity for 2004 and 2003.

	Three Months Ended March 31		Year Ended December 31
(in millions, except share repurchase information)	2004	2003	2003
Dividends to shareholders	$62.5	$59.3	$243.5
Repurchase of common stock	64.8	—	—

Total Cash Returned to Shareholders	$127.3	$59.3	$243.5

Number of shares repurchased	1,369,446	—	—
Average Price Per Share	$47.26	—	—

LNC has established a 20-year track record of increasing its dividend. In determining its dividend payout, LNC balances the desire to increase dividends against capital needs, rating agency considerations, and requirements for financial flexibility.

Stock Repurchase Activity

LNC resumed its share repurchase activity in 2004. Through the first quarter of 2004, LNC repurchased 1,369,446 shares for a total of $64.8 million. LNC has $610.4 million remaining under existing Board share repurchase authorizations. LNC suspended its stock repurchase program during 2003 and focused on building capital and protecting the company’s strong credit ratings after experiencing difficult capital market conditions in 2002. The amount and timing of future repurchase activity is dependent on trends in key capital ratios, rating agency expectations, the generation of free cash flow, and the relative attractiveness of alternative uses for the capital.

Holding Company Sources and Uses of Cash Flow

The following tables highlight significant sources and uses of cash flow at the holding company. The tables focus on significant and recurring cash flow items and excludes the effects of certain financing activities, namely the periodic issuance and retirement of debt and cash flows related to LNC’s intercompany cash management account. Taxes have been eliminated from the analysis as a tax sharing agreement is in place with LNC’s primary subsidiaries resulting in a modest impact on net cash flows at the holding company. Also excluded from this analysis is the modest amount of investment income on short-term investments of the holding company.

The following table summarizes the primary sources of LNC cash flow.

	Three Months Ended March 31		Year Ended December 31
(in millions)	2004	2003	2003
Dividends from LNC Subsidiaries
LNL	$50.0	$—	$200.0
Delaware Investments	—	—	51.0
Subsidiary Loan Repayments & Interest
LNL Interest on Surplus Notes (1)	19.5	19.5	78.0
Lincoln UK	19.3	18.6	112.7

Total	$88.8	$38.1	$441.7

(1)	Represents interest on LNC’s $1.25 billion in surplus note investments into LNL.

The following table summarizes the primary uses of LNC cash flow.

	Three Months Ended March 31		Year Ended December 31
(in millions)	2004	2003	2003
LNC Debt Service (Interest Paid)	$12.7	$18.8	$93.5
LNC Common Dividends	62.3	61.2	240.3
Common Stock Repurchase	56.8	—	—

Total	$131.8	$80.0	$333.8

LNC Credit Ratings

As of March 31, 2004, LNC’s senior debt ratings were Moody’s at A3 (“Upper Medium Grade”), Standard and Poor’s at A- (“Strong”), Fitch at A (“Strong”) and A.M. Best at “a-” (“Strong”), and LNC’s commercial paper ratings included Moody’s at P-2 (“Strong”), Standard and Poor’s at A-2 (“Satisfactory”) and Fitch at F-1 (“Very Strong”).

LNC Bank Lines and Commercial Paper Program

At March 31, 2004, LNC maintained three revolving credit agreements with a group of domestic and foreign banks totaling $536 million. LNC’s commercial paper is supported by two facilities, a $200 million three-year revolving credit facility maturing in February 2007 and a $300 million revolving credit facility maturing in December 2005. The UK facility was renewed in January 2004 for $18 million maturing in January 2005. At December 31, 2003, LNC did not have any loans outstanding under any of the bank lines.

Bank Line Covenants, Ratings, and Liquidity

Under all three agreements, LNC must maintain senior unsecured long-term debt ratings of at least S&P A- and Moody’s A3 or be restricted by an adjusted debt to capitalization ratio. In addition, LNC must maintain a minimum level of capitalization. LNC completes a quarterly compliance certificate for its banks computing each financial covenant. At March 31, 2004 LNC was in compliance with all such covenants.

If current debt ratings and claims paying ratings were downgraded in the future, certain covenants of various contractual obligations may be triggered which could negatively impact overall liquidity. In addition, contractual selling agreements with intermediaries could be negatively impacted which could have an adverse impact on overall sales of annuities, life insurance and investment products. At March 31, 2004, LNC maintains adequate current financial strength and senior debt ratings and does not anticipate any ratings-based impact to future liquidity.

Capital Resources

Total shareholders’ equity increased $331.9 million during the three-month period ended March 31, 2004. The table below provides a reconciliation of shareholders’ equity from December 31, 2003 to March 31, 2004 (in millions).

Balance at December 31, 2003	$5,811.6

Changes to Accumulated Other Comprehensive Income
Unrealized gains on securities available-for-sale and derivative instruments	251.8
Foreign Currency Translation Adjustment	19.9
Minimum Pension Liability Adjustments	(1.5)

Total Changes to Accumulated Other Comprehensive Income	270.2

Net Income	130.5
Issuance of Common Stock Related to Stock Compensation and Benefit Plans	58.5
Retirement of Common Stock	(64.8)
Dividends Declared to Shareholders	(62.5)

Total Changes to Shareholders’ Equity	61.7

Balance at March 31, 2004	$6,143.5

As noted above, shareholders’ equity includes accumulated other comprehensive income. At March 31, 2004, the book value of $34.36 per share included $6.38 of accumulated other comprehensive income. At December 31, 2003, the book value of $32.56 per share included $4.87 of accumulated other comprehensive income.

Contingencies

See Note 6 to the March 31, 2004 unaudited consolidated financial statements for information regarding contingencies.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

LNC provided a discussion of its market risk in Item 7A of its 2003 Annual Report on Form 10-K for the year ended December 31, 2003. During the first three months of 2004, there was no substantive change to LNC’s market risk except for the items noted below:

Interest Rate Risk – Falling Rates

As discussed in the Quantitative and Qualitative Disclosures About Market Risk section of LNC’s annual report on Form 10-K for the year ended December 31, 2003, interest spreads would be at risk on LNC’s fixed annuity and interest-sensitive whole life, universal life and fixed portion of variable universal life insurance policies if interest rates continued to fall and remained lower for a period of time. The following table provides detail on the difference between interest crediting rates and minimum guaranteed rates as of March 31, 2004. For example, at March 31, 2004, there are $844 million of combined Retirement and Life Insurance account values where the excess of the crediting rate over contract minimums is between 1.01% and 1.50%. The analysis presented below ignores any non-guaranteed elements within the life insurance products such as cost of insurance or expense loads, which for many products may be redetermined in the event that interest margins deteriorate below the level that would cause the credited rate to equal the minimum guaranteed rate.

	Excess of Crediting Rates over Contract Minimums
As of March 31, 2004 (in millions)	Retirement Segment Account Values	Life Segment Account Values	Total Account Values	Percent of Total Account Values
CD and On-Benefit type annuities	$5,046	$—	$5,046	15.5%
Discretionary rate setting products*
No difference	12,983	2,782	15,765	48.3%
up to .1%	324	456	780	2.4%
.11% to .20%	75	213	288	0.9%
.21% to .30%	186	324	510	1.6%
.31% to .40%	142	454	596	1.8%
.41% to .50%	485	1,344	1,829	5.6%
.51% to .60%	785	10	795	2.4%
.61% to .70%	90	1,347	1,437	4.4%
.71% to .80%	239	1,240	1,479	4.5%
.81% to .90%	113	1,125	1,238	3.8%
.91% to 1.0%	263	1,207	1,470	4.5%
1.01% to 1.50%	336	508	844	2.6%
1.51% to 2.00%	161	347	508	1.6%
2.01% to 2.50%	16	—	16	—%
2.51% to 3.00%	13	—	13	—%
3.01% and above	24	—	24	0.1%

Total Discretionary rate setting products	16,235	11,357	27,592	84.5%

Total - Account Values	$21,281	$11,357	$32,638	100.0%

*	For purposes of this exhibit, contracts currently within new money rate bands are grouped according to the corresponding portfolio rate band in which they will fall upon their first anniversary.

The following is a discussion of changes to LNC’s derivative positions.

Derivatives

As indicated in Note 7 to the consolidated financial statements for the year ended December 31, 2003, LNC has entered into derivative transactions to reduce its exposure to fluctuations in interest rates, the risk of changes in liabilities indexed to LNC stock, credit risk and foreign exchange risk. In addition, LNC is subject to risks associated with changes in the value of its derivatives; however, such changes in value are generally offset by changes in the value of the items being hedged by such contracts. Modifications to LNC’s derivative strategy are initiated periodically upon review of the Company’s overall risk assessment. During the first three months of 2004, the more significant changes in LNC’s derivative positions are as follows:

1.	Entered into 0.8 billion notional of interest rate cap agreements that are used to hedge its annuity business against the negative impact of a significant and sustained rise in interest rates. A total of 3.3 billion notional is outstanding.

2.	Decreased its use of interest rate swap agreements hedging floating rate bond coupon payments in the amount of 7.2 million notional resulting in a total remaining 415.1 million notional. These interest rate swap agreements convert floating rate bond coupon payments into a fixed rate of return. A gain of $0.03 million was recognized as a result of the expirations and terminations.

3.

Entered into 200.0 million notional of treasury lock agreements. These treasury lock agreements hedged the future cash flows of a forecasted debt issuance. The entire 200.0 million notional was terminated resulting in a $1.0 million gain recorded in Other Comprehensive Income. The gain will be recognized into income over the life of the debt.

4.	Decreased its use of foreign exchange forward contracts in the amount of 15.1 million notional that are hedging the foreign currency exposure of a portion of LNC’s investment in its Lincoln UK subsidiary. The 15.1 million notional expired resulting in no remaining notional. No gain or loss was recognized in net income as a result of the expirations.

5.	Entered into 0.2 million call options on an equal number of shares of LNC stock, resulting in a total of 1.5 million call options on an equal number of shares of LNC stock. A total of 0.2 million call options were terminated, resulting in a gain of $0.1 million. These call options are hedging the increase in liabilities arising from stock appreciation rights granted on LNC stock. Additional stock appreciation rights were granted to LNC agents during the first quarter of 2004.

6.	Entered into financial future contracts in the amount of 8.7 million notional. These futures are hedging the liability exposure on certain options in variable annuity products. A total of 11.8 million notional expired or was closed resulting in a total remaining 6.0 million notional. No gain or loss was recognized as a result of the expirations or terminations.

7.	Decreased its use of foreign currency swaps from 17.9 million notional to 16.4 million notional. This reduction in notional resulted in a loss of $0.3 million. These foreign currency swap agreements are part of a hedging strategy. LNC owns various foreign issue securities. Interest payments from these securities are received in a foreign currency and then swapped into U.S. dollars.

LNC is exposed to credit loss in the event of non-performance by counterparties on various derivative contracts. However, LNC does not anticipate non-performance by any of the counterparties. The credit risk associated with such agreements is minimized by purchasing such agreements from financial institutions with long-standing superior performance records.

Item 4.	Controls and Procedures

LNC maintains disclosure controls and procedures, which are designed to ensure that information required to be disclosed in the reports it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

An evaluation of the effectiveness of LNC’s disclosure controls and procedures as of March 31, 2004 was conducted under the supervision and with the participation of LNC’s Chief Executive Officer and Chief Financial Officer. Based on that evaluation, LNC’s Chief Executive Officer and Chief Financial Officer have concluded that LNC’s disclosure controls and procedures were adequate and designed to ensure that material information relating to LNC and its consolidated subsidiaries would be made known to the Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the periods when periodic reports under the Exchange Act are being prepared.

Furthermore, there has been no change in LNC’s internal control over financial reporting, identified in connection with the evaluation of such control, that occurred during LNC’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, LNC’s internal control over financial reporting. Refer to the Certifications by the Company’s Chief Executive Officer and Chief Financial Officer filed as exhibits to this report.

PART II — OTHER INFORMATION AND EXHIBITS

Items 1, 2a-d, 3, 4 and 5 of this Part II are either inapplicable or are answered in the negative and are omitted pursuant to the instructions to Part II.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(e)	The following table summarizes purchases of equity securities by the issuer

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs (in millions)
1/1/04 – 1/31/04	—	—	—	$675.1
2/1/04 – 2/29/04	594,000	46.90	594,000	647.2
3/1/04 – 3/31/04	775,446	47.53	775,446	610.4
Total	1,369,446	47.26	1,369,446	$610.4

a. & b. Refer to LNC’s Annual Report on Form 10-K for the year ended December 31, 2003 for information on share repurchase plans.

c. Both plans have no expiration date.

d. No plans expired during 1st quarter.

e. No plans were determined for termination.

Item 6.	Exhibits and Reports on Form 8-K

(a) The following Exhibits of the Registrant are included in this report.

Note: The number preceding the exhibit corresponds to the specific number within Item 601 of Regulation S-K.

3 (a)	The Articles of Incorporation of LNC as last amended effective May 12, 1994 are incorporated by reference to Exhibit 3(a) of LNC’s Form 10-K for the year ended December 31, 2001, as filed with the Commission on March 18, 2002.

3 (b)	The Bylaws of LNC as last amended February 18, 2002 are incorporated by reference to Exhibit 3(b) of LNC’s Form 10-K for the year ended December 31, 2001, as filed with the Commission on March 18, 2002.

4 (a)	Indenture of LNC dated as of January 15, 1987 is incorporated by reference to Exhibit 4(a) of LNC’s Form 10-K for the year ended December 31, 1994, as filed with the Commission on March 27, 1995.

4 (b)	First Supplemental Indenture dated as of July 1, 1992, to Indenture of LNC dated as of January 15, 1987 is incorporated by reference to Exhibit 4(b) of LNC’s Form 10-K for the year ended December 31, 2001, as filed with the Commission on March 18, 2002.

4 (c)	Rights Agreement of LNC as last amended November 14, 1996 is incorporated by reference to LNC’s Form 8-K, as filed with the Commission on November 22, 1996.

4 (d)	Indenture of LNC dated as of September 15, 1994, between LNC and The Bank of New York, as Trustee, is incorporated by reference to Exhibit 4(e) of LNC’s Form 10-K for the year ended December 31, 1998, as filed with the Commission on March 11, 1999.

4 (e)	Form of Note dated as of September 15, 1994 is incorporated by reference to Exhibit 4(d) on LNC’s Registration Statement on Form S-3/A (File No. 33-55379), as filed with the Commission on September 15, 1994.

4 (f)	Form of Zero Coupon Security dated as of September 15, 1994 is incorporated by reference to Exhibit 4(f) on LNC’s Registration Statement on Form S-3/A (File No. 33-55379), as filed with the Commission on September 15, 1994.

4 (g)	Specimen of LNC’s 9 1/8% Debentures due October 1, 2024 is incorporated by reference to Schedule I of LNC’s Form 8-K, as filed with the Commission on September 29, 1994.

4 (h)	Specimen of LNC’s 7 1/4% Debenture due May 15, 2005 is incorporated by reference to Schedule III of LNC’s Form 8-K, as filed with the Commission on May 17, 1995.

4 (i)	Junior Subordinated Indenture dated as of May 1, 1996 between LNC and The First National Bank of Chicago is incorporated by reference to Exhibit 4(j) of LNC’s Form 10-K, as filed with the Commission on March 18, 2002.

4 (j)	Specimen of 6 1/2% Notes due March 15, 2008 incorporated by reference to Exhibit 4.1 LNC’s Form 8-K, as filed with the commission on March 24, 1998.

4 (k)	Specimen of 7% Notes due March 15, 2018 incorporated by reference to Exhibit 4.2 of LNC’s Form 8-K, as filed with the Commission on March 24, 1998.

4 (l)	Underwriting Agreement dated November 9, 2001 is incorporated by reference to Exhibit 1.1 of LNC’s Form 8-K, as filed with the Commission on November 21, 2001.

4 (m)	Amended and Restated Trust Agreement dated November 19, 2001, between LNC, as Depositor, and Bank One Trust Company, National Association, as Property Trustee, Bank One Delaware, Inc., as Delaware Trustee, and the Administrative Trustee named herein is incorporated by reference to Exhibit 4.1 of LNC’s Form 8-K, as filed with the Commission on November 21, 2001.

4 (n)	Form of 7.65% Trust Preferred Security Certificate is incorporated by reference to Exhibit 4.2 of LNC’s Form 8-K, as filed with the Commission on November 21, 2001.

4 (o)	Guarantee Agreement dated November 19, 2001, between LNC, as Guarantor, and Bank One Trust Company, National Association, Guarantee Trustee is incorporated by reference to Exhibit 4.4 of LNC’s Form 8-K, as filed with the Commission on November 21, 2001.

4 (p)	Underwriting Agreement dated December 4, 2001 is incorporated by reference to Exhibit 1.1 of LNC’s Form 8-K, as filed with the Commission on December 11, 2001.

4 (q)	Form of Note dated December 7, 2001 is incorporated by reference to Exhibit 4.1 of LNC’s Form 8-K, as filed with the Commission on December 11, 2001.

4 (r)	Underwriting Agreement dated May 29, 2002 is incorporated by reference to Exhibit 1.1 of LNC’s Form 8-K, as filed with the Commission on June 6, 2002.

4 (s)	Form of Note dated June 3, 2002 is incorporated by reference to Exhibit 4.1 of LNC’s Form 8-K, as filed with the Commission on June 6, 2002.

4 (t)	Amended and Restated Trust Agreement dated September 11, 2003, between Lincoln, as Depositor, and Bank One Trust Company, National Association, as Property Trustee, Bank One Delaware, Inc., as Delaware Trustee, and the Administrative Trustees named therein. (incorporated by reference to Exhibit 4.1 of the Corporation’s current report on Form 8-K filed on September 16, 2003).

4 (u)	Form of 6.75% Trust Preferred Security certificate. (incorporated by reference to Exhibit 4.2 of the Corporation’s current report on Form 8-K filed on September 16, 2003).

4 (v)	Form of 6.75% Junior Subordinated Deferrable Interest Debentures, Series F (incorporated by reference to Exhibit 4.3 of the Corporation’s current report on Form 8-K filed on September 16, 2003).

4 (w)	Guarantee Agreement dated September 11, 2003, between Lincoln, as Guarantor, and Bank One Trust Company, National Association, as Guarantee Trustee (incorporated by reference to Exhibit 4.4 of the Corporation’s current report on Form 8-K filed on September 16, 2003).

4 (x)	Form of 4.75% Note due February 15, 2014 (incorporated by reference to Exhibit 4.1 of the Corporation’s current report on Form 8-K filed on February 4, 2004.

10 (a)	The Lincoln National Corporation 1986 Stock Option Incentive Plan, as amended through January 15, 1997. Plan terminated May 15, 1997, but outstanding options are administered under the Lincoln National Corporation Incentive Compensation Plan. This document is incorporated by reference to Exhibit 10(a) of LNC’s Form 10-K for the year ended December 31, 2001, as filed with the Commission on March 18, 2002.

10 (b)	Salary Continuation Plan for Executives of Lincoln National Corporation and Affiliates Plan last amended August 1, 2000 is incorporated by reference to Exhibit 10(b) of LNC’s Form 10-K, as filed with the Commission on March 18, 2002.

10 (c)	Lincoln National Corporation Executives’ Severance Benefit Plan as Amended and Restated on January 10, 2002 is incorporated by reference to Exhibit 10(c) of LNC’s Form 10-K for the year ended December 31, 2001, as filed with the Commission on March 18, 2002.

10 (d)	The Lincoln National Corporation Outside Directors Retirement Plan as last amended effective March 15, 1990 is incorporated by reference to Exhibit 10(d) of LNC’s Form 10-K for the year ended December 31, 2001, as filed with the Commission on March 18, 2002.

10 (e)	The Lincoln National Corporation Outside Directors’ Value Sharing Plan, last amended March 8, 2001 is incorporated by reference to Exhibit 10(e) of LNC’s Form 10-K for the year ended December 31, 2001, as filed with the Commission on March 18, 2002.

10 (f)	Lincoln National Corporation Executive Deferred Compensation Plan for Employees (Commission File No. 33-51721), as last amended August 1, 2002 is incorporated by reference to Exhibit 10(f) of LNC’s Form 10-Q for the quarter ended September 30, 2002, as filed with the Commission on November 5, 2002.

10 (g)	Lincoln National Corporation 1993 Stock Plan for Non-Employee Directors (Commission File No. 33-58113), as last amended May 10, 2001 is incorporated by reference to Exhibit 10(g) of LNC’s Form 10-K for the year ended December 31, 2001, as filed with the Commission on March 18, 2002.

10 (h)	Lincoln National Corporation Executives’ Excess Compensation Pension Benefit Plan (File No. 33-58113) as last amended January 1, 1989 is incorporated by reference to Exhibit 10(h) of LNC’s Form 10-K for the year ended December 31, 2001, as filed with the Commission on March 18, 2002.

10 (i)	First Amendment to Lincoln National Corporation Executives’ Excess Compensation Pension Benefit Plan effective December 22, 1999 is incorporated by reference to Exhibit 10(k) of LNC’s Form 10-K for the year ended December 31, 1999, as filed with the Commission on March 11, 2000.

10 (j)	Lincoln National Corporation Incentive Compensation Plan, as last amended March 8, 2001 is incorporated by reference to Exhibit 10(j) of LNC’s Form 10-K for the year ended December 31, 2001, as filed with the Commission on March 18, 2002.

10 (k)	Form of Lease and Agreement dated March 1, 1999, with respect to LNC’s Corporate Office located at Centre Square West Tower, 1500 Market Street, Suite 3900, Philadelphia, Pennsylvania is incorporated by reference to Exhibit 10(p) of LNC’s Form 10-K for the year ended December 31, 1999, as filed with the Commission on March 11, 2000.

10 (l)	Agreement of Lease dated February 17, 1998, with respect to LNL’s life products headquarters located at 350 Church Street, Hartford, Connecticut is incorporated by reference to Exhibit 10(q) of LNC’s Form 10-K for the year ended December 31, 1997, as filed with the Commission on March 18, 1998.

10 (m)	Lease and Agreement dated December 10, 1999 with respect to Delaware Management Holdings, Inc. for Home Office property located at One Commerce Square, Philadelphia, Pennsylvania is incorporated by reference to Exhibit 10(r) of LNC’s Form 10-K for the year ended December 31, 1999, as filed with the Commission on March 11, 2000.

10 (n)	Sublease and Agreement dated December 10, 1999 by and between Delaware Management Holdings, Inc. and New York Central Lines LLC for property located at Two Commerce Square, Philadelphia, Pennsylvania is incorporated by reference to Exhibit 10(s) of LNC’s Form 10-K for the year ended December 31, 1999, as filed with the Commission on March 11, 2000.

10 (o)	Consent to Sublease dated December 10, 1999 with respect to Delaware Management Holdings, Inc. for property located at Two Commerce Square and Philadelphia Plaza Phase II, Philadelphia, Pennsylvania is incorporated by reference to Exhibit 10(t) of LNC’s Form 10-K for the year ended December 31, 1999, as filed with the Commission on March 11, 2000.

10 (p)	Agreement, Waiver and General Release between J. Michael Hemp and Lincoln Financial Advisors Corporation on behalf of itself and Lincoln National Corporation, their affiliates and subsidiaries, dated January 20, 2003.

12	Historical Ratio of Earnings to Fixed Charges.

21	List of Subsidiaries of LNC.

23	Consent of Ernst & Young LLP, Independent Auditors.

31	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

32	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

(b) Reports on Form 8-K

During the three months ended March 31, 2004, the following Current Reports on Form 8-K were filed with or furnished to the SEC by LNC:

1.	Form 8-K furnished to the SEC under Items 7 and 9 on March 29, 2004 containing First Quarter 2004 Guidance for the Estimated Effect of Equity Market Volatility.

2.	Form 8-K furnished to the SEC under Items 7 and 9 on February 20, 2004 containing Lincoln Financial Group press release dated February 19, 2004, reaffirming that it has no intention of interfering with MONY’s current proposed transaction with AXA Financial.

3.	Form 8-K/A furnished to the SEC under Items 7, 9 and 12 on February 10, 2004 containing revised Lincoln National Corporation Statistical Supplement for the Quarter Ended December 31, 2003.

4.	Form 8-K furnished to the SEC under Items 7, 9 and 12 on February 9, 2004 containing Lincoln National Corporation Statistical Supplement for the Quarter Ended December 31, 2003.

5.	Form 8-K furnished to the SEC under Items 7 and 12 on February 9, 2004 containing Lincoln Financial Group press release dated February 9, 2004, announcing Lincoln National Corporation’s financial results for the fourth quarter and year ended December 31, 2003.

6.	Form 8-K filed with the SEC under Items 5 and 7 on February 4, 2004 containing Underwriting Agreement, Pricing Agreement, Form of Note and legal opinion related to February 2, 2004 $200 million issuance of 4.75% Notes due February 15, 2014.

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LINCOLN NATIONAL CORPORATION

/S/ RICHARD C. VAUGHAN

Date May 7, 2004	Richard C. Vaughan, Executive Vice President and Chief Financial Officer

/S/ CASEY J. TRUMBLE

Casey J. Trumble, Senior Vice President and Chief Accounting Officer

LINCOLN NATIONAL CORPORATION

Exhibit Index for the Report on Form 10-Q

for the Quarter Ended March 31, 2004

Exhibit Number	Description

12	Historical Ratio of Earnings to Fixed Charges

21	List of Subsidiaries of LNC

31	Additional Exhibit — Section 302 Certifications

32	Additional Exhibit — Section 906 Certifications

Note: This is an abbreviated version of the Lincoln National Corporation Form 10-Q. Copies of the exhibits (pages 56-58) are not attached. Copies of these exhibits are available electronically at www.sec.gov or by writing to the Corporate Secretary at Lincoln National Corporation, Centre Square, 1500 Market Street, Suite 3900, Philadelphia, Pennsylvania 19102-2112.