Form 10-Q
period 2004-06-30
LINCOLN NATIONAL CORP
filed 2004-08-06
CIK 59558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For quarter ended June 30, 2004

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

As of July 30, 2004 LNC had 175,986,186 shares of Common Stock outstanding.

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The exhibit index to this report is located on page 68.

PART I - FINANCIAL INFORMATION

Item 1	Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(000s omitted)	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Investments:
Securities available-for-sale, at fair value:
Fixed maturity (cost: 2004 - $31,801,647; 2003 - $30,959,445)	$32,807,811	$32,769,479
Equity (cost: 2004 - $160,139; 2003 - $173,519)	182,731	199,078
Trading securities	3,087,932	3,120,127
Mortgage loans on real estate	3,865,402	4,195,028
Real estate	104,339	112,881
Policy loans	1,871,343	1,924,391
Derivative investments	67,694	82,475
Other investments	375,247	374,180

Total Investments	42,362,499	42,777,639
Cash and invested cash	2,213,713	1,711,196
Property and equipment	225,482	235,181
Deferred acquisition costs	3,521,392	3,147,139
Premiums and fees receivable	265,189	352,116
Accrued investment income	543,737	522,720
Assets held in separate accounts	49,343,735	46,565,156
Federal income taxes	204,029	45,900
Amounts recoverable from reinsurers	7,138,722	7,839,196
Goodwill	1,234,971	1,234,693
Other intangible assets	1,185,723	1,230,424
Other assets	1,078,686	1,083,508

Total Assets	$109,317,878	$106,744,868

See notes to consolidated financial statements.

LINCOLN NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

-CONTINUED-

(000s omitted)	June 30, 2004	December 31, 2003
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Insurance and investment contract liabilities:
Insurance policy and claim reserves	$24,257,935	$24,712,732
Contractholder funds	22,881,414	22,605,333
Liabilities related to separate accounts	49,343,735	46,565,156

Total Insurance and Investment Contract Liabilities	96,483,084	93,883,221
Short-term debt	30,000	43,976
Long-term debt	1,313,723	1,117,540
Junior subordinated debentures issued to affiliated trusts	337,605	341,295
Reinsurance related derivative liability	252,632	352,258
Funds withheld reinsurance liabilities	1,850,171	1,817,905
Other liabilities	2,643,394	2,452,201
Deferred gain on indemnity reinsurance	888,384	924,847

Total Liabilities	103,798,993	100,933,243
Shareholders’ Equity:
Series A preferred stock - 10,000,000 shares authorized (2004 liquidation value - $1,414.2)	591	593
Common stock - 800,000,000 shares authorized	1,589,717	1,528,701
Retained earnings	3,433,322	3,413,302
Accumulated other comprehensive income:
Foreign currency translation adjustment	120,744	108,993
Net unrealized gain on securities available-for-sale	411,985	793,054
Net unrealized gain on derivative instruments	18,498	22,094
Minimum pension liability adjustment	(55,972)	(55,112)

Total Accumulated Other Comprehensive Income	495,255	869,029

Total Shareholders’ Equity	5,518,885	5,811,625

Total Liabilities and Shareholders’ Equity	$109,317,878	$106,744,868

See notes to consolidated financial statements.

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Periods Ended June 30,
	Six Months		Three Months
(000s omitted except for per share amounts)	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
Revenue:
Insurance premiums	$149,588	$134,285	$74,025	$65,988
Insurance fees	773,893	682,650	390,220	347,768
Investment advisory fees	129,157	93,537	66,435	49,353
Net investment income	1,360,647	1,314,867	683,105	660,219
Realized loss on investments and derivative instruments (net of amounts restored against balance sheet accounts)	(36,494)	(94,127)	(20,638)	(2,690)
Gain on sale of subsidiaries/business	24,059	—	24,059	—
Amortization of deferred gain on indemnity reinsurance	36,463	36,211	18,256	18,045
Gain on reinsurance embedded derivative/trading securities	6,061	—	10,307	—
Other revenue and fees	174,376	145,056	112,950	74,470

Total Revenue	2,617,750	2,312,479	1,358,719	1,213,153
Benefits and Expenses:
Benefits	1,166,620	1,200,539	583,294	590,794
Underwriting, acquisition, insurance and other expenses	935,453	842,512	491,188	411,714
Interest and debt expense	47,473	46,301	24,662	22,966

Total Benefits and Expenses	2,149,546	2,089,352	1,099,144	1,025,474
Income before Federal Income Taxes and Cumulative Effect of Accounting Change	468,204	223,127	259,575	187,679
Federal income taxes	126,242	38,836	72,572	44,977

Income before Cumulative Effect of Accounting Change	341,962	184,291	187,003	142,702

Cumulative Effect of Accounting Change (net of Federal Income Taxes)	(24,502)	—	—	—

Net Income	$317,460	$184,291	$187,003	$142,702

Earnings Per Common Share-Basic
Income before Cumulative Effect of Accounting Change	$1.92	$1.04	1.05	0.81
Cumulative Effect of Accounting Change (net of Federal Income Taxes)	(0.13)	—	—	—

Net Income	$1.79	$1.04	$1.05	$0.81

Earnings Per Common Share-Diluted:
Income before Cumulative Effect of Accounting Change	$1.89	$1.03	$1.04	$0.80
Cumulative Effect of Accounting Change (net of Federal Income Taxes)	(0.14)	—	—	—

Net Income	$1.75	$1.03	$1.04	$0.80

See notes to consolidated financial statements.

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Six Months Ended June 30,
	Number of Shares		Amounts
(000s omitted from dollar amounts)	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
Series A Preferred Stock:
Balance at beginning-of-year	17,746	20,118	$593	$666
Conversion into common stock	(69)	(1,018)	(2)	(28)

	17,677	19,100	591	638
Balance at June 30
Common Stock:
Balance at beginning-of-year	178,212,455	177,307,999	1,528,701	1,467,439
Conversion of series A preferred stock	1,104	16,288	2	28
Stock compensation/issued for benefit plans	2,290,141	337,999	101,574	23,458
Retirement of common stock	(4,595,745)		(40,560)

Balance at June 30	175,907,955	177,662,286	1,589,717	1,490,925
Retained Earnings:
Balance at beginning-of-year			3,413,302	3,144,831
Comprehensive income (loss)			(56,314)	565,871
Less other comprehensive income (loss):
Foreign currency translation adjustment			11,751	17,544
Net unrealized gain (loss) on securities available-for-sale			(381,069)	364,532
Net unrealized gain (loss) on derivative instruments			(3,596)	450
Minimum pension liability adjustment			(860)	(946)

Net Income			317,460	184,291
Retirement of common stock			(172,504)	—
Dividends declared:
Series A preferred ($1.50 per share)			(27)	(30)
Common stock (2004-$0.70; 2003-$0.67)			(124,909)	(120,850)

Balance at June 30			3,433,322	3,208,242

See notes to consolidated financial statements.

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Continued)

	Six Months Ended June 30,
(000s omitted from dollar amounts)	2004	2003
	(Unaudited)
Foreign Currency Translation Adjustment:
Accumulated adjustment at beginning-of-year	$108,993	$50,780
Change during the period	11,751	17,544

Balance at June 30	120,744	68,324

Net Unrealized Gain on Securities Available-for-Sale:
Balance at beginning-of-year	793,054	753,272
Change during the period	(381,069)	364,532

Balance at June 30	411,985	1,117,804

Net Unrealized Gain on Derivative Instruments:
Balance at beginning-of-year	22,094	28,349
Change during the period	(3,596)	450

Balance at June 30	18,498	28,799

Minimum Pension Liability Adjustment:
Balance at beginning-of-year	(55,112)	(97,847)
Change during the period	(860)	(946)

Balance at June 30	(55,972)	(98,793)

Total Shareholders’ Equity at June 30	$5,518,885	$5,815,939

Common Stock at End of Quarter:
Assuming conversion of preferred stock	176,190,787	177,967,886
Diluted basis	178,802,376	179,535,988

See notes to consolidated financial statements.

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(000s omitted)	2004	2003
	(Unaudited)
Cash Flows from Operating Activities:
Net income	$317,460	$184,291
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred acquisition costs	(183,757)	(119,243)
Premiums and fees receivable	86,927	(183,052)
Accrued investment income	(21,017)	(18,421)
Policy liabilities and accruals	(176,124)	(115,211)
Contractholder funds	424,534	627,485
Net trading securities purchases, sales and maturities	(59,141)	—
Gain on reinsurance embedded derivative/trading securities	(6,061)	—
Cumulative effect of accounting change	37,695	—
Amounts recoverable from reinsurers	(19,213)	(97,090)
Federal income taxes	54,094	151,437
Stock-based compensation expense	27,187	23,546
Provisions for depreciation	35,126	26,268
Amortization of other intangible assets	49,290	34,586
Amortization of deferred gain	(36,463)	(36,211)
Realized loss on investments, derivative instruments and gain on sale of subsidiaries/business	12,435	94,127
Other	(114,454)	(172,846)

Net Adjustments	111,058	215,375

Net Cash Provided by Operating Activities	428,518	399,666
Cash Flows from Investing Activities:
Securities-available-for-sale:
Purchases	(4,896,470)	(6,034,829)
Sales	2,796,907	3,326,550
Maturities	1,277,208	1,547,234
Purchase of other investments	(370,950)	(657,178)
Sale or maturity of other investments	749,496	569,646
Increase in cash collateral on loaned securities	174,017	256,631
Other	122,367	229,437

Net Cash Used in Investing Activities	(147,425)	(762,509)

Cash Flows from Financing Activities:
Issuance of long-term debt	197,294	—
Net decrease in short-term debt	(13,976)	(69,645)
Universal life and investment contract deposits	2,391,536	2,334,640
Universal life and investment contract withdrawals	(1,440,089)	(1,329,594)
Investment contract transfers	(679,118)	(204,754)
Increase in funds withheld liability	32,267	—
Common stock issued for benefit plans	65,154	8,100
Retirement of common stock	(206,076)	—
Dividends paid to shareholders	(125,568)	(120,591)

Net Cash Provided by Financing Activities	221,424	618,156

Net Increase in Cash and Invested Cash	502,517	255,313
Cash and Invested Cash at Beginning-of-Year	1,711,196	1,690,534

Cash and Invested Cash at June 30	$2,213,713	$1,945,847

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

Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2004.

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

GMDB Reserves. Although there was no method prescribed under generally accepted accounting principles for GMDB reserving until the issuance of the SOP, LNC’s Retirement segment has been recording a reserve for GMDB’s. At December 31, 2003 LNC’s GMDB reserve was $46.4 million. Based upon a comparison of the requirements of the SOP to LNC’s established practice of reserving for GMDB, the adoption of the GMDB reserving methodology under the SOP resulted in a decrease to reserves of $9.7 million pre-tax. Under the SOP GMDB reserves were $41.9 million at June 30, 2004.

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

Application of the new GMDB methodology changes estimated gross profits (“EGPs”) used to calculate amortization of DAC, the present value of acquired blocks of in-force policies (“ PVIF”), deferred sales inducements (“DSI”), and the liability for deferred front-end loads (“DFEL”). The new benefit ratio approach under the SOP will result in a portion of future GMDB fees accrued as a liability for future GMDB reserves; therefore, EGPs are reduced, relative to the pre-SOP calculations. As a result, an unfavorable DAC/PVIF/DSI/DFEL unlocking was reported upon adoption of the SOP, and resulted in a negative cumulative effect adjustment of $43.2 million pre-tax.

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

LNC previously reported excess DCA interest as benefit expense when the excess interest was earned under the contract. As required by the SOP, during the first quarter of 2004, LNC began deferring excess DCA interest as deferred sales inducements and amortizing these deferred sales inducements as benefit expense over the expected life of the contract. While over the long run the same amount of excess DCA interest expense will emerge under the SOP as under LNC’s previous accounting method, because of the prospective treatment of new deferred sales inducements, LNC’s net income was slightly higher under the SOP for the first six months and second quarter of 2004 relative to the approach used for the same periods last year. This pattern is expected to continue for near term financial reporting periods. Net income for the three and six-month periods ended June 30, 2004 increased $2.0 million and $3.5 million after-tax, respectively, compared to same periods in 2003 due to excess DCA interest capitalized under the SOP.

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

Universal Life Contracts. LNC’s Life Segment offers an array of individual and survivor-life universal life insurance products that contain features for which the SOP might apply. A review of the products and their features for possible SOP implications concluded that no additional reserves would be necessary with the exception of the MoneyGuard product. MoneyGuard is a universal life insurance product with an acceleration of death benefit feature that provides convalescent care benefit payments when the insured becomes chronically ill. There is an optional extension of benefit rider available that will provide continuation of the convalescent care benefit payments once the total benefits from the base policy have been exhausted. The optional extended benefit payments can be for 2 years, 4 years, or the remaining life of the insured. Charges for the extension rider are deducted from the base policy account value and vary by the length of extension period selected. For the first quarter of 2004, the adoption of the SOP resulted in a cumulative effect of accounting change equal to $(2.7) million after-tax for the extension of benefit feature in MoneyGuard.

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

FASB Staff Position No. FAS 97-1 - Situations in Which Paragraphs of FASB Statement No. 97 Permit or Require Accrual of an Unearned Revenue Liability

In June 2004, the staff of the Financial Accounting Standards Board (“FASB”) issued Financial Staff Position No. FAS 97-1 (“FSP 97-1”), which is effective for the third quarter 2004. FSP 97-1 clarifies that the SOP did not restrict the recording of a liability for unearned revenue as defined in accordance with paragraphs 17(b) and 20 of Statement of Accounting Standards No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments” to only those situations where profits are followed by expected losses. LNC will be reviewing the applicability of FSP 97-1 to its life insurance business. LNC does not expect that the adoption of FSP 97-1 should have a material effect on LNC’s financial statements.

FASB Staff Position No. FAS - 106-2 Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003

In December 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (“the Medicare Act”) became law. Beginning in 2006, the Medicare Act provides various alternatives that could result in an offset to some portion of the costs of prescription drug benefits provided to retirees. In January 2004, the staff of the FASB issued Financial Staff Position No. FAS 106-1 (“FSP 106-1”), which permitted a sponsor of a post-retirement health care plan that provides retiree prescription drug benefits to make a one-time election to defer accounting for the effects of the Medicare Act. In May 2004, the staff of the FASB issued Financial Staff Position No. FAS 106-2 (“FSP 106-2”), which requires sponsors of a post-retirement health care plan that provides retiree prescription drug benefits to reflect the provisions of the Medicare Act in determining post-retirement benefit cost for the first annual or interim period starting after June 15, 2004.

As more fully discussed in LNC’s Annual Report on Form 10-K for the year ended December 31, 2003, there are several uncertainties that exist as to the eventual effects of the Medicare Act on the cost of the prescription drug benefits currently included in LNC’s retiree medical benefit plan. Generally, the Medicare Act provides a subsidy of 28% of retiree prescription drug benefits between $250 and $5,000 for those prescription drug plans that are actuarially equivalent to the Medicare Act’s prescription drug benefits. This subsidy is to be tax free to the sponsoring company and there are no restrictions as to how the company is to use the subsidy. Regulations and guidelines for determining actuarial equivalence or funding and payment of the subsidy have not been developed.

Due to these uncertainties about how participants in LNC’s post-retirement plan will elect to participate in the Medicare Act’s benefits, and the various uncertainties created by the current lack of guidelines for applying the Medicare Act’s provisions, LNC elected to defer accounting for the effects of the Medicare Act under the initial guidance provided by FSP 106-1. LNC has not completed its assessment of either the actuarial equivalence of its post-retirement prescription drug benefits with the provisions of the Medicare Act, or the effects of the other provisions of the Medicare Act on the future estimated post-retirement benefit obligation. LNC expects to complete these assessments and implement the provisions of FSP 106-2 during the third quarter of 2004.

Accordingly, the measures of accumulated post-retirement benefit obligation and periodic post-retirement benefit cost in LNC’s financial statements for the periods ended June 30, 2004 do not include the effects of the Medicare Act.

3. Federal Income Taxes

The effective tax rate on net income is lower than the prevailing corporate federal income tax rate principally from tax-preferred investment income. LNC earns tax-preferred investment income that does not change proportionately with the overall change in earnings or losses before federal income taxes.

4. Debt Issuance

In February 2004, LNC issued $200 million 4.75% Notes due 2014 with semi-annual interest payments in February and August. The notes were priced at 99.297% and net proceeds to the company were $197.3 million, which will be used for general corporate purposes. Until the funds are needed for such purposes, the net proceeds will be used to invest in short-term investment grade securities and to pay down short-term debt. LNC used a treasury lock to reduce exposure to interest rate changes prior to closing. The treasury lock was closed prior to the issuance of the Notes with a gain of approximately $1 million. This gain, along with the costs of issuance, is being amortized over the life of the Notes.

5. Supplemental Financial Data

A roll forward of the balance sheet account, “Deferred Acquisition Costs,” is as follows:

	Six Months Ended June 30,
(in millions)	2004	2003*
Balance at beginning-of-period	$3,147.1	$2,939.7
Deferral	400.6	281.2
Amortization	(216.8)	(162.0)
Adjustments related to realized (gains) losses on securities available-for-sale	(23.7)	38.3
Adjustments related to unrealized (gains) losses on securities available-for-sale	241.7	(453.4)
Foreign currency translation adjustment	11.7	16.5
Cumulative effect of accounting change	(39.2)	—

Balance at end-of-period	$3,521.4	$2,660.3

*	Amounts have been restated for the reclassification of deferred sales inducements. Refer to Note 2 for additional information.

Realized gains and losses on investments and derivative instruments on the Statements of Income for the six months ended June 30, 2004 and 2003 are net of amounts restored or (amortized) against deferred acquisition costs of $(23.7) million and $38.3 million, respectively. In addition, realized gains and losses for the six months ended June 30, 2004 and 2003 are net of adjustments made to policyholder reserves of $0.9 million and $44.8 million, respectively. LNC has either a contractual obligation or has a consistent historical practice of making allocations of investment gains or losses to certain policyholders.

Details underlying the income statement caption, “Underwriting, Acquisition, Insurance and Other Expenses,” are as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
(in millions)	2004	2003	2004	2003
Commissions	$339.8	$258.6	$170.7	$132.9
Other volume related expenses	216.9	137.0	107.0	65.4
Operating and administrative expenses	439.7	453.2	252.3	235.4
Deferred acquisition costs net of amortization	(183.8)	(119.2)	(93.9)	(74.2)
Other intangibles amortization	49.3	40.3	22.5	15.6
Restructuring charges	16.8	19.0	5.3	13.5
Other	56.8	53.6	27.3	23.1

Total	$935.5	$842.5	$491.2	$411.7

The carrying amount of goodwill by reportable segment as of June 30, 2004 and December 31, 2003 was as follows:

(in millions)	June 30, 2004	December 31, 2003
Life Insurance	$855.1	$855.1
Investment Management	300.7	300.7
Lincoln Retirement	64.1	64.1
Lincoln UK	15.1	14.8

Total	$1,235.0	$1,234.7

The consolidated carrying value of goodwill as of June 30, 2004 changed from the balance as of December 31, 2003 as a result of the translation of the Lincoln UK balance from British pounds to U.S. dollars based on the prevailing exchange rate as of the balance sheet date.

For intangible assets subject to amortization, the total gross carrying amount and accumulated amortization in total and for each major intangible asset class by segment are as follows:

	As of June 30, 2004		As of December 31, 2003
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized Intangible Assets:
Present value of in-force:
Lincoln Retirement	$225.0	$118.6	$225.0	$111.9
Life Insurance	1,254.2	481.6	1,254.2	445.5
Lincoln UK (1)	389.0	112.3	381.8	107.1
Client lists:
Investment Management	103.6	73.6	103.6	69.7

Total	$1,971.8	$786.1	$1,964.6	$734.2

(1)	The gross carrying amount of the present value of in-force for the Lincoln UK segment changed from December 31, 2003 to June 30, 2004 due to the translation of the balances from British pounds to U.S. dollars based on the prevailing exchange rate as of the balance sheet dates.

The aggregate amortization expense for other intangible assets for the six months ended June 30, 2004 and 2003 were $49.3 million and $40.3 million, respectively. The aggregate amortization expense for other intangible assets for the three months ended June 30, 2004 and 2003 were $22.5 million and $15.6 million, respectively.

Future estimated amortization of other intangible assets is as follows (in millions):

2004 - $47.0	2005 - $93.6	2006 - $93.6
2007 - $92.7	2008 - $91.2	Thereafter – $767.6

The amount shown above for 2004 is the amortization expected for the remainder of 2004 from June 30, 2004.

A reconciliation of the present value of insurance business acquired included in other intangible assets is as follows:

(in millions)	June 30, 2004	December 31, 2003
Balance at beginning of period	$1,196.5	$1,250.2
Interest accrued on unamortized balance (Interest rates range from 5% to 7%)	35.5	73.9
Amortization	(80.8)	(154.1)
Foreign exchange adjustment	5.1	26.5
Cumulative effect adjustment	(0.6)	—

Balance at end of period	1,155.7	1,196.5
Other intangible assets (non-insurance)	30.0	33.9

Total other intangible assets at end-of-period	$1,185.7	$1,230.4

Details underlying the balance sheet caption, “Contractholder Funds,” are as follows:

(in millions)	June 30, 2004	December 31, 2003
Premium deposit funds	$22,017.0	$21,769.3
Undistributed earnings on participating business	165.9	155.1
Other	698.5	680.9

Total	$22,881.4	$22,605.3

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

Dividends of $200 million were paid by LNL to LNC in three quarterly installments during 2003. A special request was made for each payment and each was approved by the Commissioner. LNL also received approval from the Commissioner to classify $164.2 million of dividends approved and paid while statutory earned surplus was negative as a reduction to paid-in-capital. Statutory earned surplus was positive at December 31, 2003, and LNL’s dividends of $50 million each for the first and second quarter of 2004 did not require prior approval. Based upon anticipated on-going positive statutory earnings and favorable credit markets, LNL expects to be able to continue to pay dividends in 2004 without prior approval from the Commissioner.

Lincoln UK’s operations consist primarily of unit-linked life and pension products, which are similar to US produced variable life and annuity products. Lincoln UK’s insurance subsidiaries are regulated by the UK Financial Services Authority (“FSA”) and are subject to capital requirements as defined by the UK Required Minimum Solvency Margin (RMSM). Lincoln UK maintains approximately 1.5 to 2 times the required capital as prescribed by the regulatory margin. As is the case with regulated insurance companies in the US, changes to regulatory capital requirements can impact the dividend capacity of the UK insurance subsidiaries and cash flow to LNC.

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

Because of ongoing uncertainty related to personal accident and disability income businesses, the reserves related to these exited business lines carried on LNC’s balance sheet at June 30, 2004 may ultimately prove to be either excessive or deficient. For instance, in the event that future developments indicate that these reserves should be increased, under FAS 113, LNC would record a current period non-cash charge to record the increase in reserves. Because Swiss Re is responsible for paying the underlying claims to the ceding companies, LNC would record a corresponding increase in the reinsurance recoverable from Swiss Re. However, FAS 113 does not permit LNC to take the full benefit in earnings for the recording of the increase in the reinsurance recoverable in the period of the change. Rather, LNC would increase the deferred gain recognized upon the closing of the indemnity reinsurance transaction with Swiss Re and would report a cumulative amortization “catch-up” adjustment to the deferred gain balance as increased earnings recognized in the period of change. Any amount of additional increase to the deferred gain above the cumulative amortization “catch-up” adjustment must continue to be deferred and will be amortized into net income in future periods over the remaining period of expected run-off of the underlying business. No cash would be transferred between LNC and Swiss Re as a result of these developments.

Accordingly, even though LNC has no continuing underwriting risk, and no cash would be transferred between LNC and Swiss Re, in the event that future developments indicate LNC’s June 30, 2004 personal accident or disability income reserves are deficient or redundant, FAS 113 requires LNC to adjust earnings in the period of change, with only a partial offset to earnings for the cumulative deferred gain amortization adjustment in the period of change. The remaining amount of increased gain would be amortized into earnings over the remaining run-off period of the underlying business.

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

With regard to mortgage endowments, an agreed upon resolution with regulatory authorities, in connection with a subsidiary company, resulted in redress payments to the policyholders of the respective subsidiary company of about $1.8 million during 2003. Regulatory reviews of other subsidiary companies marketing mortgage endowments are currently in abeyance.

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

The Treasury Select Committee published a report in the first quarter of 2004 on various issues associated with mortgage endowment contracts. In response to this report, in the second quarter of 2004 the FSA revised its rules relating to the time limits for making a complaint regarding the sale of these contracts. The heightened publicity surrounding these matters has contributed to an increase in the level of customer complaints, which have been in excess of expected levels in the first six months of 2004. As a direct result of this experience and the likely impact of the FSA’s revised rules on time limits, Lincoln UK increased its reserves for these matters during the second quarter of 2004.

Also in the second quarter of 2004, Lincoln UK reached a favorable settlement with a liability carrier for reimbursement of certain costs incurred in connection with certain United Kingdom selling practices. The combined effect of the increase to mis-selling reserves and the favorable settlement resulted in minimal impact to net income. At June 30, 2004 and December 31, 2003, the aggregate liability associated with Lincoln UK selling practices was $37.1 million and $25.0 million, respectively.

On an ongoing basis, Lincoln UK evaluates various assumptions underlying these estimated liabilities, including the expected levels of future complaints and the potential implications with respect to the adequacy of the aggregate liability associated with UK selling practice matters. Any further changes in the regulatory position on time limits or a continuation of higher than expected levels of complaints may result in Lincoln UK revising its current estimate of the required level of these liabilities. See discussion in LNC’s Form 10-K for the year ended December 31, 2003 for background on these matters including pension mis-selling, mortgage endowment and other Lincoln UK selling practice issues. The reserves for these issues are based on various estimates that are subject to considerable uncertainty. Accordingly, the aggregate liability may prove to be deficient or excessive. However, it is management’s opinion that future developments regarding Lincoln UK selling practices will not materially affect the consolidated financial position of LNC.

In addition, LNC and its United Kingdom subsidiaries have pursued claims with their liability carriers for reimbursement of certain costs incurred in connection with certain United Kingdom selling practices. As discussed above, LNC and the United Kingdom subsidiaries agreed to a settlement with the major liability carrier. Negotiations with the remaining carriers continue.

Marketing and Compliance Issues. There continues to be a significant amount of federal and state regulatory activity in the industry relating to numerous issues including market timing and late trading of mutual fund and variable insurance products and broker-dealer access arrangements. Like others in the industry, LNC has received related inquiries including requests for information and/or subpoenas from various authorities including the SEC, NASD, the New York Attorney General and other authorities. LNC is in the process of responding to these inquiries and continues to cooperate fully with such authorities

Regulators also continue to focus on replacement and exchange issues. Under certain circumstances companies have been held responsible for replacing existing policies with policies that were less advantageous to the policyholder. LNC’s management continues to monitor compliance procedures to minimize any potential liability. Due to the uncertainty surrounding all of these matters, it is not possible to provide a meaningful estimate of the range of potential outcomes; however it is management’s opinion that future developments will not materially affect the consolidated financial position of LNC.

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

LNC and LNL have pursued claims with their liability insurance carriers for reimbursement of certain costs incurred in connection with the settlement of the class action lawsuits alleging fraud in the sale of LNL non-variable universal life and participating whole life policies issued between January 1, 1981 and December 31, 1998, and the settlement of claims and litigation brought by owners that opted out of the class action settlement. During the fourth quarter of 2002, LNC and LNL settled their claims against three liability carriers on a favorable basis, and in the second quarter of 2004, they settled their claims with the remaining carrier on a favorable basis.

State guaranty funds assess insurance companies to cover losses to policyholders of insolvent or rehabilitated companies. Mandatory assessments may be partially recovered through a reduction in future premium taxes in some states. LNC has accrued for expected assessments net of estimated future premium tax deductions.

Guarantees. LNC has guarantees with off-balance-sheet risks whose contractual amounts represent credit exposure. Outstanding guarantees with off-balance sheet risks had contractual values of $13.6 million and $14.2 million at June 30, 2004 and December 31, 2003, respectively.

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

In addition, certain subsidiaries of LNC have sold commercial mortgage loans through grantor trusts, which issued pass-through certificates. These subsidiaries have agreed to repurchase any mortgage loans which remain delinquent for 90 days at a repurchase price substantially equal to the outstanding principal balance plus accrued interest thereon to the date of repurchase. In case of default on the mortgage loans, LNC has recourse to the underlying real estate. It is management’s opinion that the value of the properties underlying these commitments is sufficient that in the event of default, the impact would not be material to LNC. These guarantees expire in 2006 through 2009.

Derivative Instruments. LNC maintains an overall risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate risk, foreign currency risk, equity risk, and credit risk. LNC assesses these risks by continually identifying and monitoring changes in interest rate exposure, foreign currency exposure, equity market exposure, and credit exposure that may adversely impact expected future cash flows and by evaluating hedging opportunities. Derivative instruments that are currently used as part of LNC’s interest rate risk management strategy include interest rate swaps and interest rate caps. Derivative instruments that are used as part of LNC’s foreign currency risk management strategy include foreign currency swaps. Call options on LNC stock, total return swaps, and financial futures are used as part of LNC’s equity market risk management strategy. LNC also uses credit default swaps as part of its credit risk management strategy.

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

7. Segment Disclosures

LNC has four business segments: Lincoln Retirement, Life Insurance, Investment Management and Lincoln UK.

The following tables show financial data by segment:

	Six Months Ended June 30		Three Months Ended June 30
(in millions)	2004	2003	2004	2003
Revenue:
Lincoln Retirement	$1,041.0	$884.2	$524.5	$486.4
Life Insurance	958.1	931.5	478.9	474.0
Investment Management(1)	273.6	218.5	140.8	116.4
Lincoln UK	166.8	129.1	91.0	60.2
Other operations	425.2	316.3	223.0	156.7
Consolidating adjustments	(247.0)	(167.1)	(99.5)	(80.6)

Total	$2,617.7	$2,312.5	$1,358.7	$1,213.1
Income (Loss) before Federal Income Taxes (Tax Benefits) and Cumulative Effect of Accounting Change:
(Tax Benefits):
Lincoln Retirement	$242.4	$85.7	$122.1	$99.0
Life Insurance	209.4	164.4	106.0	95.7
Investment Management	36.2	9.1	21.8	7.2
Lincoln UK	35.7	29.7	26.5	19.0
Other operations	(55.5)	(65.8)	(16.8)	(33.2)
Consolidating adjustments	—	—	—	—

Total	$468.2	$223.1	$259.6	$187.7
Federal Income Taxes (Tax Benefits):
Lincoln Retirement	$54.7	$(2.9)	$27.9	$17.3
Life Insurance	67.2	50.3	34.0	30.1
Investment Management	11.7	3.5	7.3	2.6
Lincoln UK	12.5	10.4	9.3	6.6
Other operations	(19.9)	(22.5)	(5.9)	(11.6)
Consolidating adjustments	—	—	—	—

Total	$126.2	$38.8	$72.6	$45.0
Cumulative Effect of Accounting Change (Net of Tax):
Lincoln Retirement	$(21.8)	$—	$—	$—
Life Insurance	(2.7)	—	—	—
Investment Management	—	—	—	—
Lincoln UK	—	—	—	—
Other operations	—	—	—	—
Consolidating adjustments	—	—	—	—

Total	$(24.5)	$—	$—	$—
Net Income (Loss):
Lincoln Retirement	$165.9	$88.6	$94.2	$81.7
Life Insurance	139.5	114.1	72.0	65.6
Investment Management	24.5	5.6	14.5	4.6
Lincoln UK	23.2	19.3	17.2	12.4
Other operations	(35.6)	(43.3)	(10.9)	(21.6)
Consolidating adjustments	—	—	—	—

Total	$317.5	$184.3	$187.0	$142.7

(in millions)	June 30 2004	December 31 2003
Assets:
Lincoln Retirement	$63,909.9	$61,657.9
Life Insurance	21,667.3	21,239.8
Investment Management	1,571.6	1,561.1
Lincoln UK	8,780.1	8,684.7
Other operations	14,494.1	15,090.1
Consolidating adjustments	(1,105.1)	(1,488.7)

Total	$109,317.9	$106,744.9

(1)	Revenues for the Investment Management segment include inter-segment revenues for asset management services provided to the other segments of LNC. These inter-segment revenues totaled $52.6 million and $49.6 million for the six months ended June 30, 2004 and 2003, respectively, and $26.1 million and $25.4 million for the three months ended June 30, 2004 and 2003, respectively.

8. Earnings Per Share

Per share amounts for net income are shown on the income statement using 1) an earnings per common share basic calculation and 2) an earnings per common share-assuming dilution calculation. Reconciliation of the factors used in the two calculations is as follows:

	Six Months Ended June 30		Three Months Ended June 30
	2004	2003	2004	2003
Numerator: [in millions]
Net income, as used in basic calculation	$317.4	$184.3	$187.0	$142.7
Dividends on convertible preferred stock and adjustments for minority interests	(0.3)	*	(0.2)	*

Net income, as used in diluted calculation	$317.1	$184.3	$186.8	$142.7
* Less than $100,000.
Denominator: [number of shares]
Weighted-average shares, as used in basic calculation	177,815,095	177,114,725	177,354,689	177,218,568
Shares to cover conversion of preferred stock	283,388	311,385	282,950	306,085
Shares to cover non-vested stock	177,506	73,141	198,947	95,636
Average stock options outstanding during the period	10,237,279	6,382,767	10,328,759	6,377,143
Assumed acquisition of shares with assumed proceeds and benefits from exercising stock options (at average market price during the period)	(8,515,078)	(5,587,472)	(8,740,403)	(5,428,905)
Shares repurchaseable from measured but unrecognized stock option expense	(252,660)	(448,845)	(148,921)	(291,655)
Average deferred compensation shares	1,010,300	934,302	1,025,408	934,669

Weighted-average shares, as used in diluted calculation	180,755,830	178,780,003	180,301,429	179,211,541

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

9. Employee Benefit Plans

Components of Net Periodic Pension Cost – U.S. Plans

The components of net defined benefit pension plan and post-retirement benefit plan expense are as follows:

	Pension Benefits		Other Post-retirement Benefits
For the six months ended June 30 (in millions)	2004	2003	2004	2003
Service cost	$9.4	$10.4	$1.0	$0.8
Interest cost	16.4	16.1	3.0	3.0
Expected return on plan assets	(20.6)	(16.0)	—	—
Amortization of prior service cost	(1.1)	(1.1)	(0.1)	(0.1)
Recognized net actuarial losses	0.2	5.4	—	—

Net periodic benefit expense	$4.3	$14.8	$3.9	$3.7

	Pension Benefits		Other Post-retirement Benefits
For the three months ended June 30 (in millions)	2004	2003	2004	2003
Service cost	$4.7	$5.2	$0.5	$0.4
Interest cost	8.2	8.0	1.5	1.5
Expected return on plan assets	(10.1)	(8.0)	—	—
Amortization of prior service cost	(0.6)	(0.6)	(0.1)	(0.2)
Recognized net actuarial losses	—	1.9	—	—

Net periodic benefit expense	$2.2	$6.5	$1.9	$1.7

As discussed in Note 2 to the unaudited financial statements, the amounts above for other post-retirement benefits do not reflect the Medicare Act.

Deferred Compensation Plans

As discussed in Note 6 to the audited financial statements in LNC’s annual report on Form 10-K for the year ended December 31, 2003, LNC sponsors unfunded contributory deferred compensation plans for certain U.S. employees and agents. Commencing in October 2001 and continuing through June 2002 LNC made a series of investments in a variable annuity contract with investment options similar to the investment options within the deferred compensation plans. The purpose of this investment was to partially mitigate the earnings effects created by changes in the value of LNC’s deferred compensation plan liability that result from changes in value of the underlying investment options. In June 2004, LNC withdrew its variable annuity contract, which had a value of $65.4 million, and entered into a total return swap agreement with a notional amount of $82.5 million and paid no initial premium. The expense associated with the mark-to-market on the deferred compensation liability for the six months ended June 30, 2004 was $4.4 million.

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

Awards granted under the plan in 2003 are currently outstanding. In the first three months of 2004, LNC granted a combination of performance vesting stock options, performance share units and performance vesting cash awards under the new plan. These awards consisted of 414,798 10-year LNC stock options, 552,906 performance share units that could result in the issuance of LNC shares, and cash awards. As of June 30, 2004, 615,810 stock options and 1,248,521 performance share units were outstanding. The ultimate amount of stock to be issued for either the stock option or performance share awards, or cash to be paid for the cash awards will be determined by the level of achievement on LNC’s three performance measures over the three-year performance measurement periods. Information with respect to the expenses recorded for awards under these programs is as follows:

	Six Months Ended June 30,
	2004		2003
(in millions)	After-Tax	Pre-Tax	After-Tax	Pre-Tax
Stock Options	$0.6	$0.9	$0.1	$0.2
Performance Shares	5.7	8.8	2.1	3.2
Cash Awards	0.7	1.1	0.3	0.4

	Three Months Ended June 30,
	2004		2003
(in millions)	After-Tax	Pre-Tax	After-Tax	Pre-Tax
Stock Options	$0.3	$0.5	$0.1	$0.1
Performance Shares	3.4	5.2	1.0	1.6
Cash Awards	0.5	0.7	0.1	0.2

All expense calculations for performance vesting stock options, performance shares, and performance vesting cash awards that were granted in 2004 and 2003 have been based upon an estimate of performance achievement over the three-year performance measurement periods. As the three-year performance periods progress, LNC will continue to refine its estimate of the expense associated with these awards so that by the end of the three-year performance period, LNC’s cumulative expense will reflect the actual level of awards that vest.

LNC Stock Options

Information with respect to the LNC incentive plans involving stock options is as follows:

	Options Outstanding		Options Exercisable
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Balance at December 31, 2003	17,132,489	$39.21	13,038,337	$39.46
Granted-original	447,798	47.58
Granted-reloads	48,879	46.12
Exercised (includes shares tendered)	(2,259,653)	29.82
Forfeited	(210,473)	48.15

Balance at June 30, 2004	15,159,040	$40.75	13,162,642	$40.10

Total compensation expense for LNC incentive plans involving stock options for the six months ended June 30, 2004 and 2003 was $11.4 million after-tax ($17.5 million pre-tax) and $12.8 million after-tax ($18.0 million pre-tax), respectively. Total compensation expense for LNC incentive plans involving stock options for the three months ended June 30, 2004 and 2003 was $5.0 million after-tax ($7.7 million pre-tax) and $6.9 million after-tax ($9.8 million pre-tax), respectively. Included in the above compensation is the acceleration of expense resulting from the 2004 and 2003 realignment activities.

Delaware Investment U.S. Inc. (“DIUS”) and DIAL Holding Company, Inc. (“DIAL”) Plans

At June 30, 2004, DIUS had 10,000,000 shares of common stock outstanding. Information with respect to the DIUS incentive plan involving stock options is as follows:

	Options Outstanding		Options Exercisable
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Balance at December 31, 2003	1,203,940	$102.97	427,880	$103.75
Granted-original	355,400	123.07
Exercised (includes shares tendered)	—	—
Forfeited	(37,561)	102.95

Balance at June 30, 2004	1,521,779	$107.66	541,740	$103.49

At June 30, 2004, DIAL had 10,000,000 shares of common stock outstanding. Information with respect to the DIAL incentive plan involving stock options is as follows:

	Options Outstanding		Options Exercisable
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Balance at December 31, 2003	1,622,903	$26.13	454,750	$25.64
Granted-original	—	—
Exercised (includes shares tendered)	—	—
Forfeited	—	—

Balance at June 30, 2004	1,622,903	$26.13	666,307	$25.99

As discussed in Note 11, LNC has entered into a management buyout agreement for DIAL, which is expected to close in the third quarter of 2004. During the second quarter of 2004, a moratorium was placed on the exercise of options under the DIAL plan until immediately following the closing. Upon closing, the DIAL plan will become the plan of the acquirer.

Compensation expense for the DIUS and DIAL incentive plans involving stock options for the six months ended June 30, 2004 and 2003 totaled $4.8 million after-tax ($7.4 million pre-tax) and $4.6 million after-tax ($6.4 million pre-tax), respectively. Compensation expense for the DIUS and DIAL incentive plans involving stock options for the three months ended June 30, 2004 and 2003 totaled $2.5 million after-tax ($3.9 million pre-tax) and $2.6 million after-tax ($3.7 million pre-tax), respectively.

Stock Appreciation Rights (“SARs”)

Information with respect to the LNC incentive plan involving SARs is as follows:

	SARs Outstanding		SARs Exercisable
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Balance at December 31, 2003	1,599,524	$36.92	597,892	$36.45
Granted-original	190,250	47.58
Exercised (includes shares tendered)	(260,712)	27.78
Forfeited	(122,337)	44.31

Balance at June 30, 2004	1,406,725	$40.25	721,151	$39.18

Total compensation expense for the LNC incentive plan involving SARs for the six months ended June 30, 2004 and 2003 was $3.2 million after-tax ($4.9 million pre-tax) and $1.1 million after-tax ($1.7 million pre-tax), respectively. Total compensation expense (income) for the LNC incentive plan involving SARs for the three months ended June 30, 2004 and 2003 was $0.5 million after-tax ($0.8 million pre-tax) and $1.6 million after-tax ($2.5 million pre-tax), respectively. As discussed in Note 6 to the audited consolidated financial statements in LNC’s annual report on Form 10K, LNC hedges volatility in net income from the accounting treatment for the SARs program by purchasing call options on LNC stock. The mark-to-market (gain) loss on the call options reported as a component of compensation expense was ($1.8) million after-tax (($2.7) million pre-tax) and $0.8 million after-tax ($1.2 million pre-tax) for the six months ended June 30, 2004 and 2003, respectively. The mark-to-market (gain) loss on the call options reported as a component of compensation expense was $0.1 million after-tax ($0.2 million pre-tax) and ($0.5) million after-tax (($0.7) million pre-tax) for the three months ended June 30, 2004 and 2003, respectively. The SAR liability at June 30, 2004 and December 31, 2003 was $9.6 million and $9.8 million, respectively.

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

($ in millions)	1999 and 2000 Lincoln UK Plans
Restructuring reserve at December 31, 2003	$10.1
Amounts expended in the first six months of 2004	0.9
Amounts reversed in the first six months of 2004	—

Restructuring reserve at June 30, 2004	$9.2

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

($ in millions pre-tax)	Schaumburg Plan	Boston Office Consolidation	Fort Wayne Operations		Total
Employee severance and termination benefits	$3.2	$—	$0.3		$3.5
Write-off of impaired assets	—	0.1	3.2		3.3
Other Costs:
Termination of equipment leases	—	—	1.4		1.4
Rent on abandoned office space	0.9	0.5	19.5		20.9

Total 2001 Restructuring Charges	$4.1	$0.6	$24.4		$29.1
Amounts expended and written-off through Dec. 31, 2003	3.8	0.2	22.8		26.8
Amounts reversed through December 31, 2003	0.1	—	1.5		1.6

Restructuring reserve at December 31, 2003	0.2	0.4	0.1		0.7
Amounts expended in the first six months of 2004	0.2	0.1	0.1		0.4
Amounts reversed in the first six months of 2004	—	—	—		—

Restructuring reserve at June 30, 2004	$—	$0.3	$—	*	$0.3

Positions to be eliminated under original plan	27	—	9		36
Actual positions eliminated through June 30, 2004	26	—	19		45
Expected completion date	Completed	4th Quarter	3rd Quarter
		2005	2004

*	The remaining expenditures to be made in the third quarter of 2004 are less than $100,000 and will be expensed as incurred.

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

($ in millions pre-tax)	Life Insurance Realignment Jan 2003	Fixed Annuity Consolidation Feb 2003	Realignment June/August 2003	Total
Total expected charges	$23.0	$5.0	$97.0	$125.0
Total 2003 Restructuring Charges	17.7	4.2	31.9	53.8
Amounts expended or written-off through December 31, 2003	16.3	3.6	18.8	38.7

Restructuring reserve at December 31, 2003	$1.4	$0.6	$13.1	$15.1

Additional amounts expended in 2003 that do not qualify as restructuring charges	$2.0	$0.5	$6.8	$9.3

Restructuring charges in the first six months of 2004:
Employee severance and termination benefits	$—	$0.1	$10.0	$10.1
Write-off of impaired assets	—	—	1.8	1.8
Other Costs:
Rent on abandoned office space	—	—	1.9	1.9
Other	2.6	—	0.4	3.0

Total restructuring charges in the first six months of 2004	2.6	0.1	14.1	16.8
Amounts expended or written-off in the first six months of 2004	2.6	0.2	13.8	16.6

Restructuring reserve at June 30, 2004	$1.4	$0.5	$13.4	$15.3

Additional amounts expended in the first six months of 2004 that do not qualify as restructuring charges	$—	$—	$5.5	$5.5

2004 annualized expense savings realized through June 30, 2004	$20.0	$6.4	$68.6	$95.0
Total expected annual expense savings	20.0	6.4	96.6	123.0
Expected completion date	2nd Quarter 2006	2nd Quarter 2006	1st Quarter 2006

Restructuring charges for the six-month period ended June 30, 2004 were reported as follows: Life Insurance Realignment — Life Insurance, Fixed Annuity Consolidation — Retirement, Realignment June/August — Retirement ($3.5 million), Life Insurance ($0.6 million), Investment Management ($1.5 million), and Other Operations ($8.5 million).

11. Sale of International Investment Unit

On May 5, 2004, LNC announced that it entered into a management buyout agreement to sell its London-based international investment unit. Upon closing, LNC will receive $172 million in cash and will receive relief of certain obligations. LNC expects to recognize an after-tax gain of approximately $46 million from the transaction. LNC expects to use the sales proceeds for general corporate purposes. At June 30, 2004, LNC’s carrying value of the net assets related to the international investment unit, including goodwill, was approximately $90 million. The Investment Management’s results for the first six months and second quarter of 2004 included approximately $7.6 million and $4.1 million, respectively, of net income from the international investment unit. The Investment Management’s assets under management at June 30, 2004 included approximately $28 billion of assets managed by the international investment unit, of which it is expected that approximately $8 billion will be sub-advised on LNC’s behalf by the acquirer, subject to Fund board and shareholder approval where necessary.

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

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from the results contained in the forward-looking statements. These risks and uncertainties include, among others, subsequent significant changes in:

•	the Company (e.g., acquisitions and divestitures of legal entities and blocks of business — directly or by means of reinsurance transactions);

•	financial markets (e.g., interest rates and securities markets and stock and bond market performance);

•	the performance of the investment portfolios of LNC’s subsidiaries and of the portfolios which they manage (both internal and external);

•	competitors and competing products and services;

•	LNC’s ability to operate its businesses in a relatively normal manner;

•	legislation (e.g., corporate, individual, estate and product taxation);

•	the price of LNC’s stock;

•	accounting principles generally accepted in the United States;

•	regulations (e.g., insurance, securities, tax and other regulations);

•	debt and claims-paying ratings issued by nationally recognized statistical rating organizations; and

•	the National Association of Insurance Commissioners’ (“NAIC”) capital requirements.

Other risks and uncertainties include:

•	the risk that significant accounting, fraud or corporate governance issues may adversely affect the value of certain investments in the portfolios of LNC’s subsidiaries or portfolios managed by LNC subsidiaries;

•	the risk that LNC could have to accelerate amortization of deferred policy acquisition costs if the market deteriorates;

•	the risk that LNC could have to write off investments in certain securities if the issuers’ financial condition deteriorates;

•	the risks associated with having products with guaranteed benefits;

•	whether necessary regulatory approvals are obtained (e.g., insurance department, Hart-Scott-Rodino, etc.) and, if obtained, whether they are obtained on a timely basis;

•	whether proceeds from divestitures of legal entities and blocks of business can be used as planned;

•	risks associated with litigation, arbitration, regulatory inquiries and other actions such as: (a) adverse decisions in significant actions including, but not limited to extra-contractual and class action damage cases; (b) new decisions which change the law; (c) unexpected trial court rulings; (d) unavailability of witnesses; (e) newly discovered evidence and (f) acts of God (e.g., hurricanes, earthquakes and storms);

•	whether there will be significant charges or benefits resulting from the contingencies described in the footnotes to LNC’s consolidated financial statements;

•	risks associated with acts of terrorism or war; and

•	other insurance risks (e.g., policyholder mortality and morbidity).

The risks included here are not exhaustive. Other sections of this report, and LNC’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other documents filed with the Securities and Exchange Commission include additional factors that could impact LNC’s business and financial performance. Moreover, LNC operates in a rapidly changing and competitive environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors.

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

Introduction

LNC has the following business segments: 1) Lincoln Retirement, 2) Life Insurance, 3) Investment Management and 4) Lincoln UK. LNC reports operations not directly related to a single business segment and unallocated corporate items (i.e., corporate investment income, interest expense on corporate debt, unallocated overhead expenses, and the operations of Lincoln Financial Advisors (“LFA”) and Lincoln Financial Distributors (“LFD”) and the amortization of the deferred gain on the sale of Lincoln Re, etc.) in Other Operations.

Critical Accounting Policies

Refer to Management’s Discussion and Analysis of LNC’s annual report on Form 10-K for the year ended December 31, 2003, for a detailed discussion of LNC’s critical accounting policies. Refer to the various sections captioned Critical Accounting Policy within the discussion that follows for updates to the information provided in the Form 10-K.

All amounts stated in this “Management’s Discussion and Analysis” are on an after-tax basis except where specifically noted as pre-tax.

Overview: Results of Consolidated Operations

Summary Financial Information

	Six Months Ended June 30		Three Months Ended June 30
(in millions)	2004	2003	2004	2003
Insurance premiums	$149.6	$134.3	$74.0	$66.0
Insurance fees	773.9	682.6	390.2	347.8
Investment advisory fees	129.2	93.5	66.4	49.4
Net investment income	1,360.6	1,314.9	683.1	660.2
Realized loss on investments and derivative instruments	(36.5)	(94.1)	(20.6)	(2.7)
Gain on reinsurance embedded derivative/trading securities	6.1	—	10.3	—
Gain on sale of subsidiaries/business	24.1	—	24.1	—
Other revenue and fees	210.8	181.3	131.2	92.5

Total Revenue	2,617.8	2,312.5	1,358.7	1,213.2
Benefits	1,166.6	1,200.5	583.3	590.8
Underwriting, acquisition, insurance and other expenses	935.5	842.6	491.2	411.7
Interest and debt expenses	47.5	46.3	24.6	23.0

Total Benefits and Expenses	2,149.6	2,089.4	1,099.1	1,025.5
Federal income taxes	126.2	38.8	72.6	45.0

Income before cumulative effect of accounting changes	342.0	184.3	187.0	142.7
Cumulative effect of accounting change, net of tax	(24.5)	—	—	—

Net Income	$317.5	$184.3	$187.0	$142.7

Items Included in Net Income (after-tax):
Realized loss on investments and derivative instruments	$(23.7)	$(61.2)	$(13.4)	$(1.8)
Restructuring charges	(10.9)	(12.3)	(3.5)	(8.8)
Reserve development on business sold through indemnity reinsurance and related amortization of deferred gain	0.4	(0.2)	0.2	(0.1)
Gain on sale of subsidiaries/business	15.7	—	15.7	—
Net gain on reinsurance embedded derivative/trading securities	4.0	—	6.7	—
Cumulative effect of accounting change	(24.5)	—	—	—

SUMMARY

Net Income

Net income for the three-month and six-month periods ended June 30, 2004 increased significantly from the same periods in 2003. A key driver of 2004 results was the favorable performance of the equity markets in the last half of 2003, resulting in higher account values and assets under management. The S&P index increased 17% from June 30, 2003 to June 30, 2004. The S&P 500 index increased 1% and 3% in the 2004 periods, compared with increases of 15% and 11% for the same periods of 2003. The increase in the equity markets positively affected net income through increased fee revenue. The impact of the equity markets is discussed in more detail within the discussion of results of operations by business segment. Growth in deposits and net flows during the last twelve months also contributed to the increases in assets under management and increased fee revenue.

Realized losses on investments and derivatives, net of DAC, in the second quarter of 2004 increased compared to the same period last year. The increase in realized losses is attributable to an increase in the amount of DAC amortized against realized losses in 2004 resulting from actual credit defaults being lower than the credit default assumption used in the computation of amortization included in underwriting, acquisition, insurance and other expenses. The improvement in realized losses on investments and derivatives for the first six months of 2004 was reflective of the improvements in the credit markets as LNC did not experience in 2004 the levels of write-downs of fixed maturity securities available-for-sale experienced in the first half of 2003. Additional details on LNC’s investment performance are provided in the Consolidated Investments section.

As more fully discussed in the following section on new accounting pronouncements, net income for the six month period ended June 30, 2004 includes the effects of the implementation of Accounting Standards Executive Committee of the American Institute of Certified Public Accountants Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (“the SOP”). This standard affected the level of reserve requirements for products with guaranteed minimum death benefits (“GMDB”), the accounting for certain deferred sales inducements, and reserves for certain universal life insurance policy riders. Also included in net income in 2004 are the effects of Financial Accounting Standards Board (“FASB”) Derivative Implementation Group Statement No. 133 Implementation Issue No. B36 (“DIG B36”), implemented at the beginning of the fourth quarter of 2003. This required LNC to recognize an embedded derivative resulting from the structure of several significant reinsurance arrangements. Coincident with the recording of the embedded derivative, LNC reclassified a substantial portion of the investment securities supporting these reinsurance arrangements from available-for-sale to trading.

Revenues

The increase in consolidated revenues largely reflects the effects of favorable equity market performance on average account values and assets under management. The average level of the equity markets was higher for the first six months and second quarter of 2004, compared to the same periods in 2003, resulting in higher fee income for the Lincoln Retirement and Lincoln UK segments. Growth in the Investment Management segment’s retail and institutional assets under management resulting from favorable net flows also contributed to this improvement. Net investment income for the three-month and six-month periods ended June 30, 2004 increased $28.6 million and $35.1 million pre-tax, respectively, from commercial mortgage loan prepayment and bond makewhole premiums, from the same 2003 periods. In addition, net investment income for the first six months of 2004 includes the receipt of approximately $21.9 million pre-tax of contingent interest on mortgage loans on real estate previously owned by LNC. Excluding these items, the favorable effect of asset growth from net flows was offset by declining portfolio yields.

Benefits and Expenses

Consolidated expenses (exclusive of restructuring charges and federal income taxes) for the second quarter and first six months of 2004, increased from the same periods in 2003. Growth in LNC’s business, combined with a reduction in the level of GMDB reserves and benefits and DAC adjustments from the movements in the equity markets, compared with the second quarter of 2003, were the primary reasons for the increases. Spread management through lower crediting rates on interest-sensitive and contractholder deposit funds partially offset the increase. Restructuring charges in 2004 and 2003 were the result of expense initiatives undertaken by LNC during 2003 to improve operational efficiencies. Additional details on this activity are provided in the restructuring charge section.

CONSOLIDATED DEPOSITS, NET FLOWS, AND ASSETS UNDER MANAGEMENT

Key measures of LNC’s success are its deposits, net flows and assets under management as presented in the table below. Deposits are the result of sales of LNC’s products and represent the money put into LNC’s products each period. Net flows represent the deposits net of withdrawals, payments on death and surrenders. Assets under management include LNC’s investment securities as well as those assets belonging to third parties but managed by LNC’s businesses.

	Six Months Ended June 30		Three Months Ended June 30
(in billions)	2004	2003	2004	2003
Deposits (1):
Lincoln Retirement Segment	$4.4	$2.8	$2.2	$1.4
Life Insurance Segment	1.0	1.0	0.5	0.5
Investment Management Segment (including both retail and institutional deposits) (2)	10.5	4.4	5.4	2.1
Consolidating Adjustments (3)	(0.4)	(0.5)	(0.2)	(0.2)

Total Deposits	$15.5	$7.7	$7.9	$3.8

Net Flows (1):
Lincoln Retirement Segment	$1.4	$0.2	$0.7	$0.1
Life Insurance Segment	0.5	0.6	0.3	0.3
Investment Management Segment (including both retail and institutional net flows) (2)	5.3	0.9	2.7	0.6
Consolidating Adjustments (3)	—	0.2	—	—

Total Net Flows	$7.2	$1.9	$3.7	$1.0

	June 30,		December 31,
As of	2004	2003	2003
Assets Under Management by Advisor
Investment Management Segment (2):
External Assets	$69.7	$52.5	$62.8
Insurance Assets	42.5	43.9	43.0
Lincoln UK	7.8	6.7	7.7
Within Business Units (Policy Loans)	1.9	1.9	1.9
By Non-LNC Entities	29.4	22.4	25.2

Total Assets Under Management	$151.3	$127.4	$140.6

(1)	For additional detail of deposit and net flow information see the discussion of the Results of Operations by Segment.

(2)	The table includes amounts for LNC’s London-based international investment management unit. The sale of this unit is anticipated to close in the third quarter of 2004. For additional detail see Investment Management segment section.

(3)	Consolidating adjustments represent the elimination of deposits and net flows on products affecting more than one segment.

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

GMDB Reserves. Although there was no method prescribed under generally accepted accounting principles for GMDB reserving until the issuance of the SOP, LNC’s Retirement segment has been recording a reserve for GMDB’s. At December 31, 2003 LNC’s GMDB reserve was $46.4 million. Based upon a comparison of the requirements of the SOP to LNC’s established practice of reserving for GMDB, the adoption of the GMDB reserving methodology under the SOP resulted in a decrease to reserves of $9.7 million pre-tax. Under the SOP GMDB reserves were $41.9 million at June 30, 2004.

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

Application of the new GMDB methodology changes estimated gross profits (“EGPs”) used to calculate amortization of DAC, the present value of acquired blocks of in-force policies (“ PVIF”), deferred sales inducements (“DSI”), and the liability for deferred front-end loads (“DFEL”). The new benefit ratio approach under the SOP will result in a portion of future GMDB fees accrued as a liability for future GMDB reserves; therefore, EGPs are reduced, relative to the pre-SOP calculations. As a result, an unfavorable DAC/PVIF/DSI/DFEL unlocking was reported upon adoption of the SOP, and resulted in a negative cumulative effect adjustment of $43.2 million pre-tax.

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

LNC previously reported excess DCA interest as benefit expense when the excess interest was earned under the contract. As required by the SOP, during the first quarter of 2004, LNC began deferring excess DCA interest as deferred sales inducements and amortizing these deferred sales inducements as benefit expense over the expected life of the contract. While over the long run the same amount of excess DCA interest expense will emerge under the SOP as under LNC’s previous accounting method, because of the prospective treatment of new deferred sales inducements, LNC’s net income was slightly higher under the SOP for the first six months and second quarter of 2004 relative to the approach used for the same periods last year. This pattern is expected to continue for near term financial reporting periods. Net income for the three and six-month periods ended June 30, 2004 increased $2.0 million and $3.5 million after-tax, respectively, compared to same periods in 2003 due to excess DCA interest capitalized under the SOP.

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

Universal Life Contracts. LNC’s Life Segment offers an array of individual and survivor-life universal life insurance products that contain features for which the SOP might apply. A review of the products and their features for possible SOP implications concluded that no additional reserves would be necessary with the exception of the MoneyGuard product. MoneyGuard is a universal life insurance product with an acceleration of death benefit feature that provides convalescent care benefit payments when the insured becomes chronically ill. There is an optional extension of benefit rider available that will provide continuation of the convalescent care benefit payments once the total benefits from the base policy have been exhausted. The optional extended benefit payments can be for 2 years, 4 years, or the remaining life of the insured. Charges for the extension rider are deducted from the base policy account value and vary by the length of extension period selected. For the first quarter of 2004, the adoption of the SOP resulted in a cumulative effect of accounting change equal to $(2.7) million after-tax for the extension of benefit feature in MoneyGuard.

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

FASB Staff Position No. FAS 97-1 - Situations in Which Paragraphs of FASB Statement No. 97 Permit or Require Accrual of an Unearned Revenue Liability

In June 2004, the staff of the Financial Accounting Standards Board (“FASB”) issued Financial Staff Position No. FAS 97-1 (“FSP 97-1”), which is effective for the third quarter 2004. FSP 97-1 clarifies that the SOP did not restrict the recording of a liability for unearned revenue as defined in accordance with paragraphs 17(b) and 20 of Statement of Accounting Standards No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments” to only those situations where profits are followed by expected losses. LNC will be reviewing the applicability of FSP 97-1 to its life insurance business. LNC does not expect that the adoption of FSP 97-1 should have a material effect on LNC’s financial statements.

FASB Staff Position No. FAS - 106-2 Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003

In December 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (“the Medicare Act”) became law. Beginning in 2006, the Medicare Act provides various alternatives that could result in an offset to some portion of the costs of prescription drug benefits provided to retirees. In January 2004, the staff of the FASB issued Financial Staff Position No. FAS 106-1 (“FSP 106-1”), which permitted a sponsor of a post-retirement health care plan that provides retiree prescription drug benefits to make a one-time election to defer accounting for the effects of the Medicare Act. In May 2004, the staff of the FASB issued Financial Staff Position No. FAS 106-2 (“FSP 106-2”), which requires sponsors of a post-retirement health care plan that provide retiree prescription drug benefits to reflect the provisions of the Medicare Act in determining post-retirement benefit cost for the first annual or interim period starting after June 15, 2004.

As more fully discussed in LNC’s Annual Report on Form 10-K for the year ended December 31, 2003, there are several uncertainties that exist as to the eventual effects of the Medicare Act on the cost of the prescription drug benefits currently included in LNC’s retiree medical benefit plan. Generally, the Medicare Act provides a subsidy of 28% of retiree prescription drug benefits between $250 and $5,000 for those prescription drug plans that are actuarially equivalent to the Medicare Act’s prescription drug benefits. This subsidy is to be tax free to the sponsoring company and there are no restrictions as to how the company is to use the subsidy. Regulations and guidelines for determining actuarial equivalence or funding and payment of the subsidy have not been developed.

Due to these uncertainties about how participants in LNC’s post-retirement plan will elect to participate in the Medicare Act’s benefits, and the various uncertainties created by the current lack of guidelines for applying the Medicare Act’s provisions, LNC elected to defer accounting for the effects of the Medicare Act under the initial guidance provided by FSP 106-1. LNC has not completed its assessment of either the actuarial equivalence of its post-retirement prescription drug benefits with the provisions of the Medicare Act, or the effects of the other provisions of the Medicare Act on the future estimated post-retirement benefit obligation. LNC expects to complete these assessments and implement the provisions of FSP 106-2 during the third quarter of 2004.

Accordingly, the measures of accumulated post-retirement benefit obligation and periodic post-retirement benefit cost in LNC’s financial statements for the periods ended June 30, 2004 do not include the effects of the Medicare Act.

RESTRUCTURING CHARGES

For an update on the status of restructuring plans implemented from 1999 through 2003, refer to Note 10 to the June 30, 2004 unaudited consolidated financial statements.

Results of Operations by Segment

LINCOLN RETIREMENT

Results of Operations: Lincoln Retirement’s financial results and account values were as follows:

	Six Months Ended June 30			Three Months Ended June 30
(in millions)	2004	2003	Increase (Decrease)	2004	2003	Increase (Decrease)
Net Income	$165.9	$88.6	87%	$94.2	$81.7	15%
Items Included in Net Income (after-tax):
Realized loss on investments and derivative instruments	(17.3)	(50.9)	(66)%	(11.2)	(0.4)	NM
Restructuring charges	(2.3)	(4.0)	(43)%	(1.2)	(4.0)	(70)%
Net gain on reinsurance derivative/trading securities	3.4	—	NM	4.8	—	NM
Cumulative effect of accounting change (1)	(21.8)	—	NM	—	—	NM

June 30 (in millions)
Account Values
Variable Annuities				$38,398	$30,456
Fixed Annuities				21,476	20,864
Reinsurance Ceded				(2,333)	(2,169)

Total Fixed Annuities				19,143	18,695

Total Account Values				$57,541	$49,151

Average Daily Variable Account Values	$37,362	$28,051		$37,565	$29,195

(1)	Cumulative Effect of Accounting Change for 2004 results from the implementation of the SOP. For additional information see the preceding section on Accounting Changes.

Net Income Variances – Increase (Decrease) in the Period

From Prior Year Period

	Periods Ended June 30, 2004
(in millions, after-tax)	Six Months	Three Months
Net Income Increase	$77.3	$12.5
Significant Changes in Net Income:
Realized loss on investments and derivatives	33.6	(10.8)
Restructuring charges	1.7	2.8
Reinsurance embedded derivatives/trading securities	3.4	4.8
Cumulative effect of accounting change	(21.8)	—
Effects of equity markets*
Fee income	23.6	10.5
DAC/PVIF/DFEL	0.6	(3.6)
GMDB	(3.5)	(12.5)
Net flows	20.6	9.4
Contingent interest (after DAC)	6.5	—
Commercial mortgage loan prepayment and bond makewhole premiums	9.1	7.7
Mortality	0.3	2.2
The SOP sales inducements	3.5	2.0

*	Excludes the effects of equity markets on realized gains (losses) on investments and derivative investments and reinsurance embedded derivatives/trading securities.

Net income increased significantly for the first six months of 2004, reflecting improving equity markets and realized gains on investments and derivative instruments. The significant realized losses on investments and derivative instruments in 2003 were the result of the decline in value and sales and write-downs of fixed maturity securities. Net income for the first six months of 2004 also includes the effects of the implementation of the SOP, which resulted in adjustments to reserves for GMDB products and related unlocking effects on DAC, PVIF and DFEL. The improvement for the second quarter of 2004 reflects the favorable effects of improving equity markets partially offset by increased realized losses on investments and derivative instruments.

Restructuring Charges

The restructuring charges for 2004 were incurred in connection with the 2003 realignment initiatives including the combining of the Lincoln Retirement and Life Insurance operations. For further details on these restructuring charges, refer to note 10 to the unaudited consolidated financial statements.

Effects of Equity Markets

Fee Income: Average daily variable annuity account values, a key driver of fee income for the segment, were above last year, reflecting the improvement of equity markets during the last nine months of 2003, and resulted in increased fee income for the three-month and six-month periods ended June 30, 2004 relative to the same periods of 2003. Deposits and shifts from the fixed portion of variable annuity products into the variable portion of variable annuity products for the second quarter and first six months of 2004 also contributed to the increase in variable account values.

DAC, PVIF, DFEL and GMDB: Equity market performance in the second quarter and first six months of 2004 was approximately 1% and 2% below the expected market performance used in LNC’s DAC assumptions, and significantly below the equity market performance experienced in the same periods last year. This resulted in unfavorable retrospective unlocking and net changes in amortization for DAC and PVIF compared with the same periods of 2003. As discussed in Note 2, Accounting Changes to the unaudited financial statements, under the

SOP GMDB reserves are not subject to the same period-to-period volatility from changes in the equity markets as was the case under LNC’s previous reserving methodology.

Net Flows

As discussed in the Net Flows section, the Lincoln Retirement segment experienced a significant improvement in net flows in the first half of 2004 compared to the same period last year. The cumulative net flows since the second quarter of 2003 totaled $2.2 billion and contributed to the increase in net income.

Investment Margins

Net investment income for the Lincoln Retirement segment for the first six months and second quarter of 2004 included $23.1 million pre-tax and $19.7 million pre-tax, respectively, from commercial mortgage loan prepayment and bond makewhole premiums, and for the first six months, $13.0 million pre-tax of contingent interest income. Excluding these items, interest rate margin on fixed annuity products for the periods ending June 30, 2004 declined from the same periods last year. Annuity product investment rate margins represent the excess of the yield on earning assets over the average crediting rate. The yield on earning assets is calculated as net investment income on fixed product investment portfolios divided by average earning assets. The average crediting rate is calculated using interest credited on annuity products less bonus credits and excess dollar cost averaging interest, divided by the average fixed account values net of coinsured account values. Fixed account values reinsured under modified coinsurance agreements are included in account values for this calculation. The table below summarizes the changes in the interest rate margin. Although the net investment income yield declined year over year, LNC was able to reduce crediting rates to substantially offset this decrease. (See discussion on investment margins and the interest rate risk due to falling interest rates in Item 3, Quantitative and Qualitative Disclosures About Market Risk.)

	Six Months Ended June 30			Three Months Ended June 30
	2004	2003	Change in Rate-basis points	2004	2003	Change in Rate-basis points
Net investment income yield	6.38%	6.55%	(17)	6.34%	6.49%	(15)
Interest rate credited to policyholders	3.95%	4.36%	(41)	3.93%	4.29%	(36)

Interest rate margin	2.43%	2.19%	24	2.41%	2.20%	21

Effect on Yield and Interest Rate Margin
Contingent interest	.13%	—%	13	—%	—%	—
Commercial mortgage loan prepayment and bond makewhole premiums	.22%	.06%	16	.38%	.05%	33

Interest rate margin adjusted for above items	2.08%	2.13%	(5)	2.03%	2.15%	(12)

Average fixed account values (in billions)	$20,265	$19,464		$20,347	$19,830

Effect on Net Income (After-tax, After DAC) (in millions)
Contingent interest	$6.5	$—		$—	$—
Commercial mortgage loan prepayment and bond makewhole premiums	10.2	1.1		8.7	1.0

Effect on Net Income	$16.7	$1.0		$8.7	$1.0

The income improvement from the increase in average fixed annuity account values resulted from net flows in 2003 and the first six months of 2004.

CRITICAL ACCOUNTING POLICIES

Deferred Acquisition Cost

Refer to Management’s Discussion and Analysis of LNC’s annual report on Form 10-K for the year ended December 31, 2003, for a detailed discussion of this critical accounting policy. At June 30, 2004, Lincoln Retirement’s reversion to the mean gross growth rate assumption for the equity markets was 4.3%, which compares to the assumption of 4.2% at December 31, 2003. The increase in the growth rate was due to the lower than anticipated performance of separate accounts since December 31, 2003.

Guaranteed Minimum Benefit Reserves

Refer to Management’s Discussion and Analysis of LNC’s annual report on Form 10-K for the year ended December 31, 2003, and the previous section on New Accounting Pronouncements for detailed discussions of this critical accounting policy. At June 30, 2004, Lincoln Retirement’s net amount at risk (“NAR”) was $1.3 billion and the GAAP reserve was $41.9 million. The reserve for statutory accounting was $55.2 million. The comparable amounts at December 31, 2003 were a NAR of $1.5 billion, GAAP reserves of $46.4 million and statutory reserves of $58.9 million. See the table below for additional statistics related to GMDB as of June 30, 2004:

	Type of GMDB Feature
	Return of Premium	High Water Mark	Roll-up	No GMDB	Total
Variable Annuity Account Value (billions)	$26.1	$13.7	$0.3	$8.0	$48.1
% of Total Annuity Account Value	54.3%	28.5%	0.6%	16.6%	100.0%
Average Account Value	$37,626	$76,537	$107,589	$52,431	$49,063
Average NAR	$3,238	$10,025	$12,392	N/A	$6,421
NAR (billions)	$0.4	$0.9	$—	N/A	$1.3
Average Age of Contract Holder	51	62	64	59	55
% of Contract Holders > 70 Years of Age	10.5%	27.4%	32.3%	23.3%	15.6%

As described in LNC’s annual report on Form 10-K for the year ended December 31, 2003, LNC has variable annuity contracts containing GMDB’s which have a dollar for dollar withdrawal feature. As of June 30, 2004, there were 625 contracts for which the death benefit to account value ratio was greater than ten to one. The NAR on these contracts was $44.1 million. Effective May of 2003, the GMDB feature offered on new sales was a pro-rata GMDB feature whereby each dollar of withdrawal will reduce the GMDB benefit in proportion to the current GMDB to account value ratio.

Hedge Program for Guaranteed Minimum Benefits

As described in LNC’s annual report on Form 10-K for the year ended December 31, 2003, the Lincoln Retirement segment has begun implementing a hedging strategy designed to mitigate the income statement volatility caused by falling equity markets associated with the Lincoln Principal Security sm Guaranteed Minimum Withdrawal Benefit (“GMWB”) and LNC’s various GMDB features. The design of the hedging strategy is such that changes in actual hedge contracts move in the opposite direction of changes in the value of and reserves for the embedded guarantee of the GMWB or changes in the reserve for GMDB contracts subject to the hedging strategy. As of June 30, 2004, there were no hedges in place for GMWB, as there was no required reserve for this feature due to the favorable performance of the equity market since the feature was introduced.

With the adoption of the SOP, the reserves related to the GMDB embedded guarantee are now based on the application of a benefit ratio to fees charged for the embedded guarantee. The level and direction of the change in reserve will vary over time based on the emergence of the benefit ratio (which is based on both historical and projected future level of benefits) and the level of fees (both historical and projected) charged for the embedded guarantee. Because the GMDB reserves computed under the SOP are based upon projected long-term equity market return assumptions, and since the value of the hedging contracts will reflect current equity market conditions, the quarterly changes in values for the GMDB reserves and the hedging contracts may not move in an offsetting manner. Despite these short-term fluctuations in values, LNC intends to continue to hedge its long-term GMDB exposure in order to mitigate the risk associated with falling equity markets. At June 30, 2004 account balances covered in this hedging program combined with account balances for which there is no death benefit represent approximately 53% of total variable annuity account balances. LNC expects to continue expanding the coverage of its GMDB hedging program on an opportunistic basis, as the underlying account values increase due to equity market appreciation. This hedging program reflects the benefit designs of the segment’s products and has been effective to date. LNC continues to evaluate various hedging tools and opportunities as it considers additional benefits, product features, and alternative hedging strategies.

Net Flows

Lincoln Retirement’s product deposits, withdrawals and net flows were as follows:

	Six Months Ended June 30		Three Months Ended June 30
(in millions)	2004	2003	2004	2003
Variable Portion of Annuity Deposits	$2,831	$1,232	$1,424	$584
Variable Portion of Annuity Withdrawals (1)	(1,929)	(1,567)	(988)	(762)

Variable Portion of Annuity Net Flows	902	(335)	436	(178)
Fixed Portion of Variable Annuity Deposits	982	831	530	423
Fixed Portion of Variable Annuity Withdrawals	(555)	(582)	(253)	(266)

Fixed Portion of Variable Annuity Net Flows	427	249	277	157
Total Variable Annuity Deposits	3,813	2,063	1,954	1,007
Total Variable Annuity Withdrawals	(2,484)	(2,149)	(1,241)	(1,028)

Total Variable Annuity Net Flows	1,329	(86)	713	(21)
Fixed Annuity Deposits	613	724	249	356
Fixed Annuity Withdrawals	(530)	(443)	(262)	(235)

Fixed Annuity Net Flows	83	281	(13)	121
Total Annuity Deposits	4,426	2,787	2,203	1,363
Total Annuity Withdrawals	(3,014)	(2,592)	(1,503)	(1,263)

Total Annuity Net Flows	$1,412	$195	$700	$100

Incremental Deposits (2)	$4,313	$2,710	$2,148	$1,328

(1)	Variable Annuity Withdrawals for 2004 include $65 million from LNC’s termination of a variable annuity contract used to partially mitigate the earnings effects created by changes in the value of LNC’S unfunded deferred compensation plan liability that result from changes in value of the underlying investment options. For additional information see Note 9 to the unaudited financial statements.

(2)	Incremental Deposits represent gross deposits reduced by transfers from other Lincoln Annuity products.

LNC has been following a two-pronged approach to improving net flows over the last few years. Attracting new deposits and retaining existing accounts are key drivers of the Retirement segment’s ability to achieve profitable future earnings growth. Variable product sales were up 85% and 94% in first six months and second quarter of 2004, respectively, over the same periods in 2003, while fixed product sales were down slightly from the prior year. Through the first quarter of 2004, the Retirement segment has experienced 12 consecutive quarters of positive net flows.

New Deposits

	Six Months Ended June 30		Three Months Ended June 30
(in Millions)	2004	2003	2004	2003
Individual Annuities
Variable	$2,800	$1,190	$1,482	$619
Fixed	316	445	122	248

Total Individual	3,116	1,635	1,604	867
Employer-Sponsored Annuities
Variable	1,013	873	472	388
Fixed	297	279	127	108

Total Employer-Sponsored	1,310	1,152	599	496
Total Annuity Deposits
Variable	3,813	2,063	1,954	1,007
Fixed	613	724	249	356

Total Annuities	$4,426	$2,787	$2,203	$1,363

New deposits are an important component of LNC’s effort to grow the annuity business. In the past several years, this effort has concentrated on both product and distribution breadth. Annuity deposits improved significantly in the first six months and second quarter of 2004 compared to the same periods in 2003, with deposit growth in both the individual variable annuity business and the employer-sponsored business.

LNC’s growth in 2004 in the individual variable annuity deposits was primarily a result of increased sales from the introduction of the Lincoln Principal Securitysm benefit in June of 2003. Lincoln ChoicePlussm and American Legacy variable annuity gross deposits were up nearly 163% for the first six months of 2004 compared to the same period of 2003 as a result of the GMWB feature of the Lincoln Principal Securitysm benefit. As of June 30, 2004, less than 10% of deposits that elected this feature have elected automatic withdrawal benefits at the 7% level and a total of 21%, based on account values, are taking withdrawals at some level.

In addition to the introduction of the Lincoln Principal Securitysm feature, Lincoln Financial Distributors (“LFD”) began adding wholesalers in the latter part of 2003, and is continuing this expansion in 2004. The increase in wholesalers contributed to the growth in deposits and is expected to continue to increase sales.

Individual fixed product sales experienced a decline for the first six months and second quarter of 2004 compared to the same periods of 2003. With the decline in interest rates over the last few years, it has been difficult to offer rates that are competitive in the marketplace and still allow LNC to achieve targeted spreads on fixed annuity products. LNC has approached the fixed annuity marketplace on an opportunistic basis throughout 2003 and into 2004, generally offering rates that are consistent with LNC’s required spreads.

LNC’s Alliance program continued to experience strong deposit growth in the employer-sponsored business. The Alliance program enables the Retirement segment to sell a multi-manager mutual fund based product within the employer-sponsored marketplace. Variable product deposits of the Alliance program were $438 million and $187 million in the first six months and second quarter of 2004, respectively, increases of 7% and 23%, respectively, from the same periods last year.

LIFE INSURANCE

Results of Operations: The Life Insurance segment’s financial results were as follows:

	Six Months Ended June 30			Three Months Ended June 30
(in millions)	2004	2003	Increase (Decrease)	2004	2003	Increase (Decrease)
Net Income	$139.5	$114.1	22%	$72.0	$65.6	10%
Items Included in Net Income (after-tax):
Realized loss on investments and derivative instruments	(6.3)	(10.0)	(37)%	(3.8)	(1.5)	153%
Restructuring charges	(2.1)	(8.3)	(75)%	(0.4)	(4.7)	(92)%
Net loss on reinsurance derivative/trading securities	(0.2)	—	NM	—	—	NM
Cumulative effect of accounting change (1)	(2.7)	—	NM	—	—	NM

Net Income Variances – Increase (Decrease) in the Period

From Prior Year Period

	Periods Ended June 30, 2004
(in millions, after-tax)	Six Months	Three Months
Net Income Increase	$25.4	$6.4
Significant Changes In Net Income:
Realized loss on investments and derivatives	3.7	(2.3)
Restructuring charges	6.2	4.3
Cumulative effect of accounting change	(2.7)	—
Effects of equity markets(2) -
Fee income	0.8	0.3
DAC	(0.9)	(1.4)
Prospective DAC/PVIF/DFEL unlocking in first quarter 2003 and related DAC amortization	6.5	0.7
Contingent interest	3.7	—
Commercial mortgage loan prepayment and bond makewhole premiums	2.6	2.0
Interest rate margins (including earnings on investment partnerships)	4.9	2.4

(1)	Cumulative effect of accounting change for 2004 results from the implementation of the SOP.

(2)	Excludes the effects of equity markets on realized gains (losses) on investments and derivative investments.

There were a number of factors contributing to the increase in the Life Insurance segment’s net income in the first six months and second quarter of 2004 compared to the same periods of 2003. In the first six months of 2003, the segment’s net income was negatively impacted by prospective DAC unlocking for face amount reductions. There was no similar unlocking in the comparable period of 2004. As discussed below, the segment benefited from favorable investment income and investment margins in both the first and second quarters of 2004. Favorable equity market performance in the latter half of 2003 and in the first half of 2004 resulted in higher account values generating higher fees. The segment benefited from the improvements in the credit markets as the net realized losses on investments and derivative instruments were lower in the first half of 2004. Net income for the six months of 2004 includes the effects of the implementation of the SOP. For further discussion on this issue, refer to the previous discussion in Note 2 to the unaudited consolidated financial statements.

As presented in the table below, interest rate margins for the Life Insurance segment improved in the three and six month periods ended June 30, 2004, compared to the same periods last year. Net investment income for the Life Insurance segment for the first six months and second quarter of 2004 includes $11.0 million and $9.1 million pre-tax, respectively, from commercial mortgage loan prepayment and bond makewhole premiums, and for the first six months, $8.9 million pre-tax ($6.5 million in the interest sensitive lines and $2.5 million for traditional non-par lines) of contingent interest income. The table below provides information on the effects on interest rate margin and net income from commercial mortgage loan prepayment and bond makewhole premiums for the periods ended June 30, 2004 and 2003. Refer to the discussion of interest rate margins in LNC’s Annual Report on Form 10-K for the year ended December 31, 2003 for additional information. At June 30, 2004, interest-sensitive products represented 89% of total interest sensitive and traditional non-par earning assets, compared to 88% at June 30, 2003. At June 30, 2004, 30% of the interest sensitive account values have crediting rates at contract guarantee levels and 20% have crediting rates within 50 basis points of contractual guarantees. Additional information on interest rate margins and the interest rate risk due to falling interest rates is provided within Item 3, Quantitative and Qualitative Disclosures About Market Risk.

	Six Months Ended June 30			Three Months Ended June 30
Periods Ended June 30, 2004	2004	2003	Change in Rate- basis points	2004	2003	Change in Rate- basis points
Interest Sensitive Products
Net investment income yield	6.78%	7.14%	(36)	6.70%	7.09%	(39)
Interest rate credited to policyholders	4.93%	5.49%	(56)	4.89%	5.43%	(54)

Interest rate margin	1.85%	1.65%	20	1.81%	1.66%	15
Effect on Yield and Interest Rate Margin
Contingent interest	.13%	—%	13	—%	—%	—
Commercial mortgage loan prepayment and bond makewhole premiums	.20%	.04%	16	.32%	.07%	25

Interest rate margin after the above items	1.52%	1.61%	(9)	1.49%	1.59%	(10)

Effect on Net Income (After-tax, After DAC)
Contingent interest	$2.1	$—	$2.1	$—	$—	$—
Commercial mortgage loan prepayment and bond makewhole premiums	3.6	—	3.6	3.0	0.9	2.1

	$5.7	$—	$5.7	$3.0	$0.9	$2.1

Traditional Products
Net investment income yield	6.96%	7.15%	(19)	6.61%	7.13%	(52)
Effect on Yield
Contingent interest	.36%	—%	36	—%	—%	—
Commercial mortgage loan prepayment and bond makewhole premiums	.03%	—%	3	.05%	—%	5

Net investment income yield after the above items	6.57%	7.15%	(58)	6.56%	7.13%	(57)

Effect on Net Income (After-tax)
Contingent interest	$1.6	$—	$1.6	$—	$—	$—
Commercial mortgage loan prepayment and bond makewhole premiums	0.1	—	0.1	0.1	—	0.1

	$1.7	$—	$1.7	$0.1	$—	$0.1

Critical Accounting Policy – DAC, PVIF and DFEL

Refer to Management’s Discussion and Analysis of LNC’s annual report on Form 10-K for the year ended December 31, 2003, for a detailed discussion of this critical accounting policy. For the first six months and second quarter of 2004, the Life Insurance segment experienced positive DAC unlocking of $1.6 million and $0.5 million, respectively, compared to negative DAC unlocking of $8.9 million and $1.0 million, respectively for the same periods last year. The negative unlocking in the first six months of 2003 resulted primarily from revised assumptions regarding face amount reductions. This change in assumption resulted in lower future estimated gross profits, resulting in increased DAC amortization for the first six months and second quarter of 2004.

Sales, Net Flow, Account Values and In-force

	Six Months			Three Months
Periods Ended June 30,	2004	2003	Increase (Decrease)	2004	2003	Increase (Decrease)
First Year Premiums - by Product (in millions)
Universal Life
Excluding MoneyGuard	$196.4	$178.3	10%	$100.7	$93.8	7%
MoneyGuard	117.2	95.1	23%	61.1	48.9	25%

Total Universal Life	313.6	273.4	15%	161.8	142.7	13%
Variable Universal Life	40.2	38.5	4%	17.7	14.1	26%
Whole Life	18.4	13.5	36%	7.6	7.1	7%
Term	21.1	18.8	12%	10.7	9.6	11%

Total Retail	393.3	344.2	14%	197.8	173.5	14%
Corporate Owned Life Insurance (“COLI”)	24.1	72.3	(67)%	9.8	61.8	(84)%

Total First Year Premiums	$417.4	$416.5	—	$207.6	235.3	(12)%

Net Flows (in millions)
Deposits	$1,009	$1,012	—	$507	$526	(4)%
Withdrawals & Deaths	(470)	(391)	(20)%	(216)	(202)	7%

Net Flows	$539	$621	(13)%	291	324	(10)%

Policyholder Assessments	$(537)	$(510)	(5)%	$(271)	$(257)	(5)%

June 30 (in billions)	2004	2003	Increase
Account Values
Universal Life	$9.308	$8.542	9%
Variable Universal Life	2.277	1.930	18%
Interest-Sensitive Whole Life	2.185	2.191	—

Total Life Insurance Account Values	$13.770	$12.663	9%

In Force - Face Amount
Universal Life and Other	$130.294	$127.276	2%
Term Insurance	162.953	139.191	17%

Total In-Force	$293.247	$266.467	10%

Total sales for the periods ended June 30, 2004 as measured by first year premiums increased from the same periods last year. The sales growth for UL was driven by sales of MoneyGuard, a UL product with a long-term care rider, and strong growth in other fixed UL products.

Sales of retail life insurance products through both LNC distribution organizations were strong as sales through LNC’s financial planning organization, Lincoln Financial Advisors (“LFA”) were up 12% and 3% for the first six months and second quarter of 2004, respectively, relative to the same periods in 2003. Sales through LFD were up 17% and 19% for the first six months and second quarter of 2004, compared with the same periods of 2003.

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

Investment Management

Results of Operations: The Investment Management segment’s financial results were as follows:

	Six Months			Three Months
Periods Ended June 30 (in millions)	2004	2003	Increase (Decrease)	2004	2003	Increase (Decrease)
Total Revenue	$273.6	$218.5	25%	$140.8	$116.4	21%
Total Investment Advisory Fees (Included in Total Revenue)	181.8	143.1	27%	92.5	74.8	24%
Net Income	24.5	5.6	338%	14.5	4.6	215%
Items Included in Net Income (after-tax):
Realized gain (loss) on investments	(0.3)	(0.2)	(50)%	1.1	—	NM
Restructuring charges	(1.0)	—	NM	—	—	NM

Net Income Variances – Increase (Decrease) in the Period

From Prior Year Period

	Periods Ended June 30, 2004
(in millions, after-tax)	Six Months	Three Months
Net Income Increase	$18.9	$9.9
Significant Changes in Net Income:
Realized gain (loss) on investments	(0.1)	1.1
Restructuring charges	(1.0)	—
Effects of financial markets/net flows, variable expenses and other	17.4	10.7
Other financial markets related variances
Seed capital	(1.2)	(3.9)
Deferred compensation liability	1.2	2.0

NM – Not Meaningful

Net income for the three and six months periods ended June 30, 2004 improved relative to the prior year periods due to increased investment advisory fees generated by higher assets under management. The higher retail and institutional assets under management were a result of rising equity markets and positive flows.

The segment’s net income for the second quarter and first six months of 2004 included a decrease from the change in value of seed capital relative to the same periods of 2003. The level of seed capital was lower at June 30, 2004 than in 2003 as certain funds reached established thresholds resulting in a return of seed capital to LNC. These declines were partially offset by changes to the deferred compensation liability due to movements in the equity markets. For a more detailed discussion of seed capital and the deferred compensation liability, refer to the Equity Markets discussion in the Investment Management section of Management’s Discussion and Analysis of LNC’s annual report on Form 10-K for the year ended December 31, 2003 and to Footnote 9 in the notes to financial statements to the June 30, 2004 unaudited financial statements.

On May 5, 2004, LNC announced that it entered into a management buyout agreement to sell its London-based international investment unit. Upon closing, LNC will receive $172 million in cash and will receive relief of certain obligations. LNC expects to recognize an after-tax gain of approximately $46 million from the transaction. LNC expects to use the sales proceeds for general corporate purposes. At June 30, 2004, LNC’s carrying value of the net assets related to the international investment unit, including goodwill, was approximately $90 million. The Investment Management’s results for the first six months and second quarter of 2004 included approximately $7.6 million and $4.1 million, respectively, of net income from the international investment unit. The Investment Management’s assets under management at June 30, 2004 included approximately $28 billion of assets managed by the international investment unit, of which it is expected that approximately $8 billion will be sub-advised on LNC’s behalf by the acquirer, subject to Fund board and shareholder approval where necessary.

Assets Under Management and Client Net Flows

June 30 (in millions)	2004	2003	Increase (Decrease)
Assets Under Management
Retail-Equity	$23,223	$16,906	37%
Retail-Fixed	8,152	8,190	—

Total Retail	31,375	25,096	25%

Institutional-Equity	28,362	19,607	45%
Institutional-Fixed	9,906	7,753	28%

Total Institutional	38,268	27,360	40%

Insurance Assets	42,529	43,857	(3)%

Total Assets Under Management	$112,172	$96,313	16%

	Six Months		Three Months
Periods Ended June 30 (in millions)	2004	2003	2004	2003
Retail:
Equity Sales	$3,603	$1,530	$1,666	$813
Equity Redemptions and Transfers	(2,025)	(1,463)	(1,032)	(601)

Net Flows	1,578	67	634	212
Fixed Sales	965	893	452	469
Fixed Redemptions and Transfers	(958)	(644)	(469)	(379)

Net Flows	7	249	(17)	90
Total Retail
Sales	4,568	2,423	2,118	1,282
Redemptions and Transfers	(2,983)	(2,107)	(1,501)	(980)

Net Flows	1,585	316	617	302
Institutional:
Equity Inflows	3,867	1,221	2,049	727
Equity Withdrawals and Transfers	(1,905)	(829)	(1,154)	(379)

Net Flows	1,962	392	895	348
Fixed Inflows	2,087	718	1,281	126
Fixed Withdrawals and Transfers	(346)	(492)	(133)	(185)

Net Flows	1,741	226	1,148	(59)
Total Institutional
Inflows	5,954	1,939	3,330	853
Withdrawals and Transfers	(2,251)	(1,321)	(1,287)	(564)

Net Flows	3,703	618	2,043	289
Combined Retail and Institutional:
Sales and Inflows	10,522	4,362	5,448	2,135
Redemptions, Withdrawals and Transfers	(5,234)	(3,428)	(2,788)	(1,544)

Total Retail and Institutional Net Flows	$5,288	$934	$2,660	$591

The increase in assets under management reflects market value gains and positive net flows. Market value gains in the twelve-month period ending June 30, 2004 were $3.7 billion in retail and $5.3 billion in institutional. Positive net flows across equity and fixed income products account for the growth in both institutional and retail assets under management. Retail net flows reflect higher sales partially offset by higher withdrawals. The combined net flows, as well as retail and institutional sales were the highest since LNC acquired Delaware in 1995. Net flows for the segment have been positive for ten consecutive quarters.

Institutional amounts in the above table include amounts from LNC’s London-based international investment unit. The sale of this unit is anticipated to close in the third quarter of 2004. The following table presents institutional assets under management, sales and inflows and net flows excluding the international institutional amounts attributable to this unit.

	Six Months			Three Months
Periods Ended June 30 (in millions)	2004	2003	Increase	2004	2003	Increase
Institutional Sales and Inflows	$2,721	$1,420	$1,301	$1,443	$502	$941
Institutional Net Flows	902	521	381	367	(39)	406
As of June 30
Institutional Assets Under Management	17,710	14,160	3,550

Sales of Delaware’s mutual funds by LFA increased approximately 117% and 76% in the first six months and second quarter of 2004, respectively, compared to the same periods in 2003, and improved during the first six months of 2004 to approximately 10% of LFA’s total mutual fund sales compared to 6% in the same period of 2003. Sales of mutual funds, managed accounts and 401(k) products distributed by LFD increased 96% and 76% in the first six months and second quarter of 2004, respectively, compared to the same periods in 2003, reflecting the addition of wholesalers and market recognition of Delaware’s favorable investment performance.

In April 2004, the Investment Management segment entered into an agreement to outsource its mutual fund based 401(k) record keeping business. This arrangement is not expected to have a material effect on the segment.

Investment Performance

Investment performance is a key driver of Delaware’s ability to attract new sales, retain existing assets and improve net flows. On the institutional side, for the 12 months ended June 30, 2004, 3 of the 8 largest product composites met or outperformed their respective indices, compared to 6 out of 8 for the 12 months ended June 30, 2003.

Delaware closely monitors the relative performance of individual funds. Fund performance is compared to a benchmark group of peer funds having similar investment characteristics and objectives. In addition, performance in various key categories as reported to Lipper, the leading provider of mutual fund research, is also used by Delaware in measuring its funds’ performance. The following table summarizes the June 2004 and 2003 performance for the largest 25 mutual funds in the Delaware Investments Family of Funds. The Delaware Investments Family of Funds does not include mutual funds managed by Delaware for certain LNC affiliates or other third parties.

Twelve Months Ended June 30	2004	2003
25 Largest Funds performing in the top half of their respective Lipper universes:
Number of Funds	15	17
Percentage of total assets	50%	70%
Total retail funds in Lipper Leader Category:
Consistent Return	12	15
Capital Preservation	10	12
Total Return	19	17
Expense	7	5
Tax Efficiency	23	22
Number labeled Lipper Leader in at least one category	39	39
Number labeled Lipper Leader in multiple categories	21	20

Lincoln UK

Result of Operations: Lincoln UK’s financial results, account values, in-force and exchange rates were as follows:

	Six Months			Three Months
Periods Ended June 30 (in millions)	2004	2003	Increase (Decrease)	2004	2003	Increase
Net Income	$23.2	$19.3	20%	$17.2	$12.4	39%
Items Included in Net Income (after-tax):
Realized loss on investments	(0.3)	—	NM	—	—	—
Gain on exercise of put option	6.6	—	NM	6.6	—	NM

June 30 (in millions)				2004	2003
Unit-Linked Assets				$6,476	$5,468	$1,008
Individual Life Insurance In-Force				19,846	19,138	708
Exchange Rate Ratio - U.S. Dollars to Pounds Sterling
Average for the period				1.803	1.633	0.170
End of period				1.819	1.656	0.163

Net Income Variances – Increase (Decrease) in the Period

From Prior Year Period

Periods Ended June 30, 2004 (in millions, after-tax)	Six Months	Three Months
Net Income Increase	$3.9	$4.8
Significant Changes in Net Income:
Realized loss on investments	(0.3)	—
Effects of Equity Markets*
Fee income from equity-linked assets	2.4	1.4
DAC/PVIF/DFEL	(2.0)	(4.3)
Gain on exercise of put option	6.6	6.6
Operating expenses	(1.9)	0.6

*	The above table excludes the effects of equity markets on realized gains (losses) on investments and derivative investments.

Net income for the three and six month periods ended June 30, 2004 includes a gain on exercise of a put option arising from the 2002 transfer of Lincoln UK’s back office operations to Capita Life and Pension Services Limited, the outsourcing firm for Lincoln UK’s customer and policy administration functions (Refer to Note 7 in the Notes to Consolidated Financial Statement in the Annual Report on Form 10-K for the Year Ended December 31, 2003). Excluding this item, net income for the three and six month periods of 2004 declined from the same periods of 2003 due to less favorable equity market experience, which drove a net decline in earnings from the combined effects on DAC/PVIF/DFEL amortization. Higher expenses driven by efforts to maintain the existing customer base through enhanced service and alternative product offerings also contributed to the declines. Partially offsetting these declines was increased fee revenue earned by the segment from higher average equity-linked account values resulting from the increase in the FTSE 100 index during 2003.

The performance of the equity markets for the Lincoln UK segment is measured by the FTSE 100 index and this index increased 11% for the twelve months ended June 30, 2004, and increased 2% and 12% in the second quarter of 2004 and 2003, respectively.

Lincoln UK continues to maintain reserves established in 1997 and 1999 for mis-selling activities. During the second quarter of 2004, Lincoln UK increased its reserves as a result of its ongoing assessment of redress payment patterns and complaint activity. In 2004, there has been increased publicity surrounding mortgage endowments following the Treasury Select Committee’s report on various issues associated with mortgage endowment contracts and the revised rules regarding time limits for making a complaint for mortgage endowments introduced by the Financial Services Authority in May 2004. Also in the second quarter of 2004, Lincoln UK reached a favorable settlement with a liability carrier for reimbursement of certain costs incurred in connection with certain United Kingdom selling practices. The combined effect of the increase to mis-selling reserves and the favorable settlement resulted in minimal impact to net income. Future changes in complaint levels could affect Lincoln UK’s ultimate exposure to this issue, although LNC believes that any future change would not materially affect the consolidated financial position of LNC.

Other Operations

Results of Operations: Other Operations’ financial results were as follows:

	Six Months			Three Months
Periods Ended (in millions)	2004	2003	Increase (Decrease)	2004	2003	Increase (Decrease)
Net Income (Loss) by Source:
LFA	$(9.3)	$(17.8)	(48)%	$2.0	$(7.4)	NM
LFD	(11.1)	(18.8)	(41)%	(6.4)	(10.7)	40%
LNC Financing	(30.0)	(29.7)	1%	(15.6)	(14.4)	8%
Other Corporate	(8.9)	(0.5)	NM	(2.7)	(0.8)	238%
Amortization of deferred gain on indemnity reinsurance	23.7	23.5	1%	11.8	11.7	1%

Net Loss	$(35.6)	$(43.3)	(18)%	$(10.9)	$(21.6)	(50)%

Items Included in Net Loss (after-tax):
Realized gain on investments and derivative instruments	$0.6	—	$0.6	$0.5	—	$0.5
Gain on sale of subsidiary/business	9.0	—	9.0	9.0	—	9.0
Restructuring charges
LFA	(4.3)	—	(4.3)	(1.7)	—	(1.7)
Other Corporate	(1.1)	—	(1.1)	(0.1)	—	(0.1)
Market adjustment for reinsurance embedded derivative/trading securities	0.7	—	0.7	1.9	—	1.9

The net loss for the three and six month periods ended June 30, 2004 includes a gain from the sale of LFA’s employee benefits marketing business. Revenues and earnings of this business were not significant. Excluding this item, net losses for the first six months of 2004 increased modestly from the same period last year as lower losses in LNC’s distribution operations were offset by realignment charges. Net losses for the second quarter of 2004 were lower compared with the same period last year, as lower distribution losses more than offset realignment charges. Refer to note 10 to the unaudited financial statements for additional information on realignment activities.

Net losses for LNC Financing increased as a result of the $200 million 4.75% Notes due 2014 issued in February 2004, partially offset by lower interest rates and other changes made to LNC’s outstanding debt during 2004 and 2003 as described in the liquidity and cash flow section.

Within Other Corporate in 2004, there were costs associated with LNC’s realignment activities. These costs totaled $2.6 million and $0.8 million for the six and three month periods ended June 30, 2004, including $1.1 million and $0.1 million, respectively, reported as restructuring charges.

As discussed above, LFA’s results for the first six months and second quarter of 2004 include $9.0 million from the second quarter sale of the employee benefits marketing business. LFA’s results also include realignment costs of $5.3 million and $2.1 million for the six and three month periods ended June 30, 2004, of which $4.3 million and $1.7 million, respectively, were reported as restructuring charges. Excluding these items, results improved for the first six months and second quarter of 2004 compared to the same periods last year due to strong sales and revenue growth combined with expense management resulting from realignment activities initiated in 2003. Sales growth across all lines of business was extremely strong, with increases for the six months for individual annuity deposits of 111%, life first year premiums of 12%, and Broker-Dealer of 37%.

Net losses for LFD for the first six months and second quarter of 2004 declined $7.7 million and $4.3 million, respectively, from the same periods last year. These improvements resulted from significant sales growth from the first half of 2003. Overall sales growth was 92% for the first half of 2004, reflecting increased sales in investment products (103% increase), variable annuities (141% increase) and retail life insurance (16% increase). Sales of both the Choice Plus and the American Legacy Variable Annuity product were key contributors to the variable annuity sales growth in 2004. Higher expenses, primarily associated with the continuing expansion of the wholesaling force, partially offset the favorable results from improved sales.

As discussed in LNC’s annual report on Form 10-K for the year ended December 31, 2003, LFD completed the transition of the wholesaling arrangement from American Funds Distributors during 2003.

CONSOLIDATED INVESTMENTS

The following table presents consolidated invested assets, net investment income and investment yield.

(in millions)	June 30, 2004	December 31, 2003	June 30, 2003
Total Consolidated Investments (at Fair Value)	$42,362.5	$42,777.6	$42,591.6
Average Invested Assets (at Amortized Cost)	42,534.2	41,042.8	41,282.4

	Six months ended June 30,		Three months ended June 30,
	2004	2003	2004	2003
Adjusted Net Investment Income (1)	$1,364.0	$1,318.4	$684.8	$662.0
Investment Yield (ratio of net investment income to average invested assets)	6.41%	6.39%	6.37%	6.46%
Items included in Net Investment Income:
Contingent interest	$21.9	$—	$—	$—
Limited partnership investment income (loss)	23.6	2.2	17.1	(0.9)
Commercial mortgage loan prepayment and bond makewhole premiums	41.7	6.6	34.3	5.7

(1)	Includes tax-exempt income on a tax equivalent basis.

The decrease in LNC’s investment portfolio for the second quarter of 2004 resulted from declines in fair value of securities available-for-sale partially offset by purchases of investments from cash flow generated by the business segments.

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

The quality of LNC’s available-for-sale fixed maturity securities portfolio, as measured at fair value and by the percentage of fixed maturity securities invested in various ratings categories relative to the entire available-for-sale fixed maturity security portfolio, as of June 30, 2004 was as follows:

AAA and Agencies	23.3%	BBB	34.3%
AA	6.2%	BB	4.3%
A	29.1%	Less Than BB	2.8%

The ratings data listed above have been determined by using the lowest of all publicly available ratings assigned to a particular fixed maturity security. If no public ratings exist, a rating is assigned based upon LNC’s analysis of the inherent risks of the individual security.

As of June 30, 2004 and December 31, 2003, $2.3 billion or 7.1% and $2.3 billion or 7.0%, respectively, of all fixed maturity securities available-for-sale were invested in below investment grade securities (less than BBB). This represents 5.5% and 5.4% of the total investment portfolio at June 30, 2004 and December 31, 2003, respectively. When viewed on a cost basis, below investment grade securities held at both June 30, 2004 and December 31, 2003 represented 7.3% of fixed maturity securities.

Fixed Maturity and Equity Securities Portfolios: Fixed maturity securities and equity securities consist of portfolios classified as available-for-sale and trading. Included in both portfolios are mortgage-backed and private securities.

Available-for-Sale: Securities that are classified as “available-for-sale” make up 91% of LNC’s fixed maturity and equity securities portfolio. These securities are carried at fair value on LNC’s balance sheet. Changes in fair value net of related deferred acquisition costs, amounts required to satisfy policyholder commitments and taxes are charged or credited directly to shareholder’s equity. Changes in fair value that are other than temporary are recorded as realized losses in the income statement.

Trading Securities: Securities that are classified as “trading” make up the remaining 9% of LNC’s fixed maturity and equity securities portfolio. Investment results for these portfolios, including gains and losses from sales, are passed directly to the reinsurers through the contractual terms of the reinsurance arrangements. Trading securities are carried at fair value and changes in fair value are recorded in net income as they occur. Offsetting these amounts are corresponding changes in the fair value of the embedded derivative liability associated with the underlying reinsurance arrangement.

Mortgage-Backed Securities: LNC’s fixed maturity securities include residential and commercial mortgage-backed securities. The mortgage-backed securities included in LNC’s investment portfolio are subject to risks associated with variable prepayments. This may result in these securities having a different actual cash flow and maturity than expected at the time of purchase. LNC limits the extent of its risk on mortgage-backed securities by prudently limiting exposure to the asset class, by generally avoiding the purchase of securities with a cost that significantly exceeds par, by purchasing securities backed by stable collateral, and by concentrating on securities with enhanced priority in their trust structure. Such securities with reduced risk typically have a lower yield (but higher liquidity) than higher-risk mortgage-backed securities. At selected times, higher-risk securities may be purchased if they do not compromise the safety of the general portfolio. LNC’s investments in residential mortgage-backed securities at June 30, 2004 and December 31, 2003 totaled $3.2 billion and $3.1 billion, respectively. At June 30, 2004 and December 31, 2003, LNC’s investments in commercial mortgage-backed securities totaled $2.3 billion and $2.1 billion, respectively.

Private Securities Investments: The fair value for all private securities was $ 4,675.7 million and $4,875.8 million at June 30, 2004 and December 31, 2003, respectively, representing about 11.0% and 11.4% of total invested assets, respectively. This excludes section 144 registered securities, which have fair values that are readily available for these publicly-traded securities.

Mortgage Loans on Real Estate and Real Estate: As of June 30, 2004, investments in real estate represented 0.2% of LNC’s total investment portfolio. The following summarizes key information on mortgage loans:

(in millions)	June 30, 2004	December 31, 2003
Total Portfolio (net of reserves)	$3,865.4	$4,195.0
Percentage of total investment portfolio	9.1%	9.8%
Percentage of investment by property type
Commercial office buildings	39.4%	39.3%
Retail stores	20.9%	22.1%
Industrial buildings	18.0%	17.8%
Apartments	10.8%	10.4%
Hotels/motels	7.2%	6.7%
Other	3.7%	3.7%
Impaired mortgage loans	$137.1	$120.2
Impaired mortgage loans as a percentage of total mortgage loans	3.5%	2.9%
Mortgage loans two or more payments
delinquent (including in process of foreclosure)	NM	NM
Restructured loans in good standing	$69.7	$63.6
Reserve for mortgage loans	$21.0	$17.5

In addition to the dispersion by property type, the mortgage loan portfolio is geographically diversified throughout the United States.

All mortgage loans that are impaired have an established allowance for credit loss. Changing economic conditions impact LNC’s valuation of mortgage loans. Increasing vacancies and declining rents are incorporated into the discounted cash flow analysis that LNC performs for monitored loans and may contribute to the establishment of (or an increase in) an allowance for credit losses. In addition, LNC continues to monitor the entire commercial mortgage loan portfolio to identify risk. Areas of current emphasis are the hotel mortgage loan portfolio and retail, office and industrial properties that have deteriorating credits or have experienced debt coverage reduction. Where warranted, LNC has established or increased loss reserves based upon this analysis. Impaired mortgage loans as a percentage of total mortgage loans have deteriorated over the last two years as a result of increased credit losses in the sectors noted above. This percentage was 3.5%, 2.9%, 1.7% and 0.6% as of June 30, 2004, and December 31, 2003, 2002 and 2001, respectively.

Limited Partnership Investments: As of June 30, 2004 and December 31, 2003, there were $261.6 million and $259.8 million, respectively, of limited partnership investments included in consolidated investments. These include investments in approximately 53 different partnerships that allow LNC to gain exposure to a broadly diversified portfolio of asset classes such as venture capital, hedge funds, and oil and gas. Limited partnership investments are accounted for using the equity method of accounting and the majority of these investments are included in “Other Investments” in the consolidated balance sheets.

Net Investment Income: Net investment income increased 3.5% in the first six months of 2004 when compared with the first six months of 2003. Excluding contingent interest and commercial mortgage loan prepayment and bond makewhole premiums, the favorable effect of asset growth from net flows was offset by a declining portfolio yield. The decline was due to lower interest rates on new securities purchased as assets matured and net product sales flowed into the portfolio.

Fixed maturity securities available-for-sale, mortgage loans on real estate and real estate that were non-income producing for the three months ended June 30, 2004 were not significant. As of June 30, 2004 and December 31, 2003, the carrying value of non-income producing securities was $128.6 million and $133.0 million, respectively.

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

Critical Accounting Policy - Realized Gain (Loss) on Investments and Derivative Instruments: LNC had net pre-tax realized losses on investments and derivatives of $36.5 million and $94.1 million for the six months ended June 30, 2004 and 2003, respectively, and $20.6 million and $2.7 million for the three months ended June 30, 2004 and 2003, respectively.

Prior to the amortization of acquisition costs, provision for policyholder commitments and investment expenses, net pre-tax realized losses were $8.6 million and $168.5 million for the six months ended June 30, 2004 and 2003, respectively,and net pre-tax realized losses were $15.1 million and $14.4 million for the three months ended June 30, 2004 and 2003, respectively.

Gross realized gains on fixed maturity and equity securities were $66.1 million and $28.5 million, and gross realized losses on fixed maturity and equity securities were $63.3 million and $40.6 million for the six and three months ended June 30, 2004, respectively. Included within losses are write-downs for impairments of $28.1 million and $18.6 million in the six and three months ended June 30, 2004, respectively.

For additional information regarding LNC’s process for determining whether declines in fair value of securities available-for-sale are other than temporary, see the discussion in LNC’s 2003 annual report on Form 10-K under “Critical Accounting Policy—Write-Downs and Allowances for Losses.”

Unrealized Gains and Losses – Available-for-Sale Securities: When considering unrealized gain and loss information, it is important to realize that the information relates to the status of securities at a particular point in time, and may not be indicative of the status of LNC’s investment portfolios subsequent to the balance sheet date. Further, since the timing of the recognition of realized investment gains and losses through the selection of which securities are sold is largely at management’s discretion, it is important to consider the information provided below within the context of the overall unrealized gain or loss position of LNC’s investment portfolios. These are important considerations that should be included in any evaluation of the potential impact of unrealized loss securities upon LNC’s future earnings. LNC had an overall net unrealized gain (after the amortization of acquisition costs, provision for policyholder commitments, investment expenses and taxes) on securities available-for-sale under FAS 115 of $412.0 million and $793.1 million at June 30, 2004 and December 31, 2003, respectively.

At June 30, 2004 and December 31, 2003, gross unrealized gains on securities available-for-sale were $1,459.3 million and $2,054.4 million, respectively, and gross unrealized losses on securities available-for-sale were $430.5 million and $218.8 million, respectively. At June 30, 2004, gross unrealized gains and losses on fixed maturity securities available-for-sale were $1,435.6 million and $429.4 million, respectively, and gross unrealized gains and losses on equity securities available-for-sale were $23.7million and $1.1 million, respectively. At December 31, 2003, gross unrealized gains and losses on fixed maturity securities available-for-sale were $2,027.1 million and $217.1 million, respectively, and gross unrealized gains and losses on equity securities available-for-sale were $27.3 million and $1.7 million, respectively.

Unrealized Losses on Available-for-Sale Securities: For total publicly traded and private available-for-sale securities held by LNC at June 30, 2004 that were in unrealized loss status, the fair value, amortized cost, unrealized loss and total time period that the security has been in an unrealized loss position are presented in the table below.

(in millions)	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
≤ 90 days	$8,556.3	80.1%	$8,782.2	79.1%	$(225.9)	52.5%
> 90 days but ≤ 180 days	374.7	3.5%	391.6	3.5%	(16.9)	3.9%
> 180 days but ≤ 270 days	248.0	2.3%	270.1	2.4%	(22.1)	5.1%
> 270 days but ≤ 1 year	572.7	5.4%	605.5	5.5%	(32.8)	7.6%
> 1 year	924.0	8.7%	1,056.8	9.5%	(132.8)	30.9%

Total	$10,675.7	100.0%	$11,106.2	100.0%	$(430.5)	100.0%

The composition by industry categories of all securities available-for-sale in unrealized loss status, held by LNC at June 30, 2004 is presented in the table below.

(in millions)	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
Sovereigns	$578.8	5.4%	$636.5	5.7%	$(57.7)	13.4%
Airlines	165.1	1.5%	205.0	1.8%	(39.9)	9.3%
Banking	1,105.6	10.4%	1,142.5	10.3%	(36.9)	8.6%
Collateralized Mortgage Obligations	1,634.2	15.3%	1,667.3	15.0%	(33.1)	7.7%
Electric	790.4	7.4%	819.6	7.4%	(29.2)	6.8%
Collateralized Mortgage Backed Securities	842.5	7.9%	870.9	7.8%	(28.4)	6.6%
Asset-Backed Securities	742.3	7.0%	765.0	6.9%	(22.7)	5.3%
Automotive	138.7	1.3%	155.4	1.4%	(16.7)	3.9%
Food and Beverage	337.4	3.2%	352.6	3.2%	(15.2)	3.5%
Retailers	204.0	1.9%	217.8	2.0%	(13.8)	3.2%
Entertainment	285.8	2.7%	295.0	2.7%	(9.2)	2.1%
Wirelines	186.7	1.7%	195.6	1.8%	(8.9)	2.1%
Chemicals	107.5	1.0%	115.7	1.0%	(8.2)	1.9%
Metals and Mining	154.8	1.5%	162.7	1.5%	(7.9)	1.8%
Technology	189.7	1.8%	196.8	1.8%	(7.1)	1.6%
Pipelines	135.4	1.3%	142.0	1.3%	(6.6)	1.5%
Government	179.5	1.7%	185.4	1.7%	(5.9)	1.4%
Consumer Products	101.5	1.0%	106.7	1.0%	(5.2)	1.2%
Property & Casualty	229.9	2.2%	235.1	2.1%	(5.2)	1.2%
Wireless	63.4	0.6%	68.6	0.6%	(5.2)	1.2%
Paper	111.1	1.0%	115.7	1.0%	(4.6)	1.1%
Federal Home Loan Mortgage Corporation	165.5	1.6%	169.4	1.5%	(3.9)	0.9%
Media Cable	45.4	0.4%	49.1	0.4%	(3.7)	0.9%
Municipal	120.9	1.1%	124.4	1.1%	(3.5)	0.8%
Federal Natl Mtg Assn	167.6	1.6%	171.1	1.5%	(3.5)	0.8%
Foreign Local Governments	75.3	0.7%	78.6	0.7%	(3.3)	0.8%
Distributors	85.9	0.8%	88.8	0.8%	(2.9)	0.7%
Brokerage	103.4	1.0%	106.3	1.0%	(2.9)	0.7%
Non-Captive Consumer	86.6	0.8%	89.3	0.8%	(2.7)	0.6%
Transportation Services	28.5	0.3%	30.5	0.3%	(2.0)	0.5%
Captive	18.0	0.2%	19.9	0.2%	(1.9)	0.4%
Financial Other	95.7	0.9%	97.6	0.9%	(1.9)	0.4%
Independent	72.5	0.7%	74.4	0.7%	(1.9)	0.4%
Media-Noncable	43.4	0.4%	45.2	0.4%	(1.8)	0.4%
Consumer Cyclical	23.9	0.2%	25.4	0.2%	(1.5)	0.3%
Diversified Manufacturing	75.7	0.7%	77.2	0.7%	(1.5)	0.3%
Tennessee Valley Auth	71.8	0.7%	73.2	0.7%	(1.4)	0.3%
Building Materials	57.7	0.5%	59.1	0.5%	(1.4)	0.3%
Gaming	48.5	0.5%	49.8	0.4%	(1.3)	0.3%
Oil Field Services	50.3	0.5%	51.5	0.5%	(1.2)	0.3%
FNMA Convntl 30yr	84.3	0.8%	85.5	0.8%	(1.2)	0.3%
Non-Captive Diversified	109.3	1.0%	110.4	1.0%	(1.1)	0.3%
Supranationals	35.3	0.3%	36.4	0.3%	(1.1)	0.3%
Integrated	63.0	0.6%	64.0	0.6%	(1.0)	0.2%
Industries With U/R Losses < $1mm	662.9	6.2%	677.2	6.1%	(14.3)	3.3%

Grand Total	$10,675.7	100.0%	$11,106.2	100.0%	$(430.5)	100.0%

As of June 30, 2004, gross unrealized losses of $430.5 million compared to gross unrealized losses of $161.0 million at March 31, 2004. Credit spreads in the market remained relatively stable over the quarter with a majority of the increase in gross unrealized losses due to the overall increase in treasury rates. The 10-year Treasury yield increased to 4.58% as of June 30, 2004, compared to 3.84% at the end of March 2004. As Treasury rates increase, the market value of securities decline, increasing gross unrealized loss as of June 30, 2004. As of June 30, 2004, only one sector, Sovereigns, had unrealized losses that represent more than 10% of the total LNC gross unrealized losses. LNC’s view of risk factors at June 30, 2004 with respect to these industries is substantially unchanged from its view as discussed in the Consolidated Investments section in LNC’s 2003 annual report on Form 10-K for the year ended December 31, 2003.

Unrealized losses on available-for-sale securities subject to enhanced analysis were $37.3 million at June 30, 2004, compared with $34.7 million at December 31, 2003.

Unrealized Loss on All Below-Investment-Grade Available-for-Sale Fixed Maturity Securities: Gross unrealized losses on all available-for-sale below-investment-grade securities were $122.0 million at June 30, 2004, representing 28.3% of total gross unrealized losses on all available-for-sale securities. Generally, below-investment-grade fixed maturity securities are more likely than investment-grade securities to develop credit concerns. The remaining $308.5 million or 71.7% of the gross unrealized losses relates to investment grade available-for-sale securities. The ratios of fair value to amortized cost reflected in the table below are not necessarily indicative of the fair value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of these ratios subsequent to June 30, 2004.

For fixed maturity securities available-for-sale held by LNC at June 30, 2004 that are below investment grade and in an unrealized loss position, the fair value, amortized cost, unrealized loss and the ratios of market value to amortized cost are presented in the table below.

Aging Category (in millions)	Bk Mkt Ratio	Fair Value	Amortized Cost	Unrealized Loss
<=90 days	70% to 100% 40% to 70% Below 40%	$518.1 — 0.1	$547.1 — 0.3	$(29.0 — (0.2	) )

<=90 days Total		518.2	547.4	(29.2)
>90 days but <=180 days	70% to 100% 40% to 70% Below 40%	41.1 — —	44.3 — —	(3.2 — —)

>90 days but <=180 days Total		41.1	44.3	(3.2)
>180 days but <=270 days	70% to 100% 40% to 70% Below 40%	90.4 — —	103.6 — —	(13.2 — —)

>180 days but <=270 days Total		90.4	103.6	(13.2)
>270 days but <=1 year	70% to 100% 40% to 70% Below 40%	43.3 — —	47.7 — —	(4.4 — —)

>270 days but <=1 year Total		43.3	47.7	(4.4)
>1 year	70% to 100% 40% to 70% Below 40%	271.6 32.5 0.1	317.3 58.6 0.3	(45.7 (26.1 (0.2	) ) )

>1 year Total		304.2	376.2	(72.0)

Total Below-Investment-Grade		$997.2	$1,119.2	$(122.0)

At June 30, 2004 and December 31, 2003, 90.6% and 84.4%, respectively, of total publicly traded and private securities in unrealized loss status were rated as investment grade. At June 30, 2004, the range of maturity dates for total publicly traded and private securities available-for-sale in unrealized loss status varies, with about 28.6% maturing between 5 and 10 years, 57.5% maturing after 10 years and the remaining securities maturing in less than 5 years. At December 31, 2003, the range of maturity dates for total publicly traded and private securities in unrealized loss status varies, with about 26.0% maturing between 5 and 10 years, 56.3% maturing after 10 years and the remaining securities maturing in less than 5 years.

Unrealized Loss on Fixed Maturity Securities Available-for-Sale in Excess of $10 million:

For fixed maturity securities available-for-sale with gross unrealized losses in excess of $10 million held by LNC at June 30, 2004, the fair value, amortized cost, unrealized loss and length of time in a loss position are presented in the table below. There were no investment grade available-for-sale fixed maturity securities with unrealized losses in excess of $10 million at June 30, 2004.

(in millions)	Fair Value	Amortized Cost	Unrealized Loss	Length of Time in Loss Position
Non-Investment-Grade
US Based International Airline Company	$20.4	$38.0	$(17.6)	>1 year
Sovereign Debt Issued by South American Country	67.9	79.6	(11.7)	>90 days but <180 days

Total Non-Investment Grade	$88.3	$117.6	$(29.3)

The information presented above is subject to rapidly changing conditions. As such, LNC expects that the level of securities with overall unrealized gains and losses will fluctuate, as will the level of unrealized loss securities that are subject to enhanced analysis and monitoring.

REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Liquidity and Cash Flow

Liquidity refers to the ability of an enterprise to generate adequate amounts of cash from its normal operations to meet cash requirements with a prudent margin of safety. The consolidated statements of cash flows in the unaudited consolidated financial statements indicate that operating activities provided cash of $428.5 million during the first six months of 2004. This statement also classifies the other sources and uses of cash by investing activities and financing activities and discloses the amount of cash available at the end of the period to meet LNC’s obligations.

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

Insurance Company Liquidity and Cash Flow

LNC’s insurance subsidiaries are subject to certain insurance department regulatory restrictions as to the transfer of funds and payment of dividends to the holding company. In general, dividends are not subject to prior approval from the Indiana Insurance Commissioner (“Commissioner”) provided LNL’s statutory earned surplus is positive and such dividends do not exceed the standard limitation of the greater of 10% of total statutory earned surplus or the amount of statutory earnings in the prior calendar year. Generally, these restrictions pose no short-term liquidity concerns for the holding company. However, as discussed in detail within Note 6 to the unaudited consolidated financial statements, as a result of the payment of dividends plus earnings in 2002, LNL’s statutory earned surplus was negative as of December 31, 2002. Due to the negative statutory earned surplus as of December 31, 2002, dividends paid by LNL in 2003 were subject to prior approval from the Commissioner. Statutory earned surplus was positive at December 31, 2003, and LNL’s quarterly 2004 dividends of $50 million each did not require prior approval. Based upon anticipated on-going positive statutory earnings and favorable credit markets, LNL expects to be able to continue to pay dividends in 2004 without prior approval from the Commissioner.

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

2004 LNL Dividends: During the three and six months ended June 30, 2004, LNL paid dividends of $50 million and $100 million, respectively. Statutory earned surplus remains positive at June 30, 2004. Due to statutory earnings and favorable credit markets, LNL expects to be able to continue to pay dividends in 2004 without prior approval.

LNL is recognized as an accredited reinsurer in the state of New York, which effectively enables it to conduct reinsurance business with unrelated insurance companies that are domiciled within the state of New York. As a result, in addition to regulatory restrictions imposed by the state of Indiana, LNL is also subject to the regulatory requirements that the State of New York imposes upon accredited reinsurers. These include risk based capital requirements, which differ from the State of Indiana.

Lincoln UK’s operations consist primarily of unit-linked life and pension products, which are similar to US produced variable life and annuity products. Lincoln UK’s insurance subsidiaries are regulated by the UK Financial Services Authority (FSA) and are subject to capital requirements as defined by the UK Required Minimum Solvency Margin (RMSM). Lincoln UK maintains approximately 1.5 to 2 times the required capital as prescribed by the regulatory margin. As is the case with regulated insurance companies in the US, changes to regulatory capital requirements can impact the dividend capacity of the UK insurance subsidiaries and cash flow to LNC.

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

LNC Debt Financing and Related Activity

Although LNC generates adequate cash flow to meet the needs of its normal operations, periodically LNC may issue debt or equity securities to fund internal expansion, acquisitions, and the retirement of LNC’s debt and equity. LNC has $600 million of remaining authorization under a shelf registration to issue various securities, including debt securities, preferred stock, common stock, warrants, stock purchase contracts and stock purchase units of LNC and trust preferred securities of four subsidiary trusts. The net proceeds from the sale of the securities offered by this shelf registration are expected to be used by LNC for general corporate purposes, including repurchases of outstanding common stock, repayment or redemption of outstanding debt or preferred stock, the possible acquisition of financial services businesses or assets thereof, and working capital needs. Cash funds are also available from LNC’s revolving credit agreements and through LNC’s commercial paper program.

Debt and financing activity during the six month period ended June 30, 2004 consisted of the February 2004 issuance of $200 million 4.75% Notes due 2014 with semi-annual interest payments in February and August. The notes were priced at 99.297% and net proceeds to the company were $197.3 million, which will be used for general corporate purposes. Until the funds are needed for such purposes, the net proceeds will be used to invest in short-term investment grade securities and to pay down short-term debt. LNC used a treasury lock to reduce exposure to interest rate changes prior to closing. The treasury lock was closed prior to the issuance of the Notes with a gain of approximately $1 million. This gain, along with the costs of issuance, will be amortized over the life of the Notes.

LNC Return of Capital to Shareholders

One of the principal liquidity and capital requirements for LNC is providing a return to its shareholders. Through dividends and stock repurchases, LNC has an established record of providing significant cash returns to its shareholders. The following table summarizes this activity for 2004 and 2003.

	Six Months Ended June 30		Three Months Ended June 30		Year Ended December 31
(in millions, except share repurchase information)	2004	2003	2004	2003	2003
Dividends to shareholders	$124.9	$120.9	$62.4	$61.5	$243.5
Repurchase of common stock	213.1	—	148.3	—	—

Total Cash Returned to Shareholders	$338.0	$120.9	$210.7	$61.5	$243.5

Number of shares repurchased	4,595,745	—	3,226,299	—	—
Average Price Per Share	$46.36	—	$45.97	—	—

LNC has established a 20-year track record of increasing its dividend. In determining its dividend payout, LNC balances the desire to increase dividends against capital needs, rating agency considerations, and requirements for financial flexibility.

Stock Repurchase Activity

LNC resumed its share repurchase activity in 2004. Through the first six months of 2004, LNC repurchased 4,595,745 shares for a total of $213.1 million. LNC has $462.2 million remaining under the Board share repurchase authorization. The amount and timing of future repurchase activity is dependent on trends in key capital ratios, rating agency expectations, the generation of free cash flow, and the relative attractiveness of alternative uses for the capital.

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

The following table summarizes the primary sources of LNC cash flow.

	Six Months Ended June 30		Three Months Ended June 30		Year Ended December 31
(in millions)	2004	2003	2004	2003	2003
Dividends from LNC Subsidiaries
LNL	$100.0	$67.0	$50.0	$67.0	$200.0
Delaware Investments	23.6	9.0	23.6	9.0	51.0
Other	1.0	—	1.0	—	—
Subsidiary Loan Repayments & Interest
LNL Interest on Surplus Notes (1)	39.0	39.0	19.5	19.5	78.0
Lincoln UK	39.3	54.9	20.0	36.3	112.7

	78.3	93.9	39.5	55.8	190.7
Total	$202.9	$169.9	$114.1	$131.8	$441.7

(1)	Represents interest on LNC’s $1.25 billion in surplus note investments in LNL.

Commencing in October 2001, and continuing through June 2002, LNC made a series of investments in a variable annuity contract with investment options similar to the investment options within the unfunded contributory deferred compensation plan. The purpose of this investment was to partially mitigate the earnings effects created by changes in the value of LNC’s deferred compensation plan liability that result from changes in value of the underlying investment options. In June 2004, LNC withdrew its variable annuity contract, which had a value of $65.4 million, and entered into a total return swap agreement with a notional amount of 82.5 million and paid no initial premium.

The following table summarizes the primary uses of LNC cash flow.

	Six Months Ended June 30		Three Months Ended June 30		Year Ended December 31
(in millions)	2004	2003	2004	2003	2003
LNC Debt Service (Interest Paid)	$43.3	$50.0	$30.6	$31.2	$93.5
LNC Common Dividends	125.6	120.6	63.3	59.4	240.3
Common Stock Repurchases	206.1	—	149.3	—	—

Total	$375.0	$170.6	$243.2	$90.6	$333.8

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

LNC Bank Lines and Commercial Paper Program

At June 30, 2004, LNC maintained three revolving credit agreements with a group of domestic and foreign banks totaling $518 million. LNC’s commercial paper is supported by two facilities, a $200 million three-year revolving credit facility maturing in February 2007 and a $300 million revolving credit facility maturing in December 2005. The UK facility was renewed in January 2004 for $18 million maturing in January 2005. At December 31, 2003, LNC did not have any loans outstanding under any of the bank lines.

Bank Line Covenants, Ratings, and Liquidity

Under all three agreements, LNC must maintain senior unsecured long-term debt ratings of at least S&P A- or Moody’s A3 or be restricted by an adjusted debt to capitalization ratio. In addition, LNC must maintain a minimum level of capitalization. LNC completes a quarterly compliance certificate for its banks demonstrating compliance with each financial covenant. At June 30, 2004 LNC was in compliance with all such covenants.

If current debt ratings and claims paying ratings were downgraded in the future, certain covenants of various contractual obligations may be triggered which could negatively impact overall liquidity. In addition, contractual selling agreements with intermediaries could be negatively impacted which could have an adverse impact on overall sales of annuities, life insurance and investment products. At June 30, 2004, LNC maintains adequate current financial strength and senior debt ratings and does not anticipate any ratings-based impact to future liquidity.

Capital Resources

Total shareholders’ equity decreased $292.7 million during the six month period ended June 30, 2004. The table below provides a reconciliation of shareholders’ equity from December 31, 2003 to June 30, 2004 (in millions).

Balance at December 31, 2003	$5,811.6
Changes to Accumulated Other Comprehensive Income
Unrealized loss on securities available-for-sale and derivative instruments	(384.7)
Foreign currency translation adjustment	11.8
Minimum pension liability adjustments	(0.9)

Total Changes to Accumulated Other Comprehensive Income	(373.8)
Net Income	317.5
Issuance of common stock related to stock compensation and benefit plans	101.6
Retirement of common stock	(213.1)
Dividends declared to shareholders	(124.9)

Total Changes to Shareholders’ Equity	(292.7)

Balance at June 30, 2004	$5,518.9

As noted above, shareholders’ equity includes accumulated other comprehensive income. At June 30, 2004, the book value of $31.32 per share included $2.81 of accumulated other comprehensive income. At December 31, 2003, the book value of $32.56 per share included $4.87 of accumulated other comprehensive income.

Contingencies

See Note 6 to the June 30, 2004 unaudited consolidated financial statements for information regarding contingencies.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

LNC provided a discussion of its market risk in Item 7A of its 2003 Annual Report on Form 10-K for the year ended December 31, 2003. During the first six months of 2004, there was no substantive change to LNC’s market risk except for the items noted below:

Interest Rate Risk – Falling Rates

As discussed in the Quantitative and Qualitative Disclosures About Market Risk section of LNC’s annual report on Form 10-K for the year ended December 31, 2003, interest spreads would be at risk on LNC’s fixed annuity and interest-sensitive whole life, universal life and fixed portion of variable universal life insurance policies if interest rates continued to fall and remained lower for a period of time. The following table provides detail on the difference between interest crediting rates and minimum guaranteed rates as of June 30, 2004. For example, at June 30, 2004, there are $421 million of combined Retirement and Life Insurance account values where the excess of the crediting rate over contract minimums is between 1.01% and 1.50%. The analysis presented below ignores any non-guaranteed elements within the life insurance products such as cost of insurance or expense loads, which for many products may be redetermined in the event that interest margins deteriorate below the level that would cause the credited rate to equal the minimum guaranteed rate.

	Excess of Crediting Rates over Contract Minimums
As of June 30, 2004 (in millions)	Retirement Segment Account Values	Life Segment Account Values	Total Account Values	Percent of Total Account Values
CD and On-Benefit type annuities	$5,313	$—	$5,313	16.1%
Discretionary rate setting products*
No difference	13,142	3,443	16,585	50.3%
up to .1%	98	317	415	1.3%
.11% to .20%	117	354	471	1.4%
.21% to .30%	167	1,463	1,630	4.9%
.31% to .40%	185	10	195	0.6%
.41% to .50%	758	196	954	3.0%
.51% to .60%	808	2,436	3,244	9.8%
.61% to .70%	144	629	773	2.3%
.71% to .80%	99	368	467	1.4%
.81% to .90%	64	1,409	1,473	4.5%
.91% to 1.0%	296	433	729	2.2%
1.01% to 1.50%	177	244	421	1.3%
1.51% to 2.00%	42	191	233	0.7%
2.01% to 2.50%	11	—	11	—%
2.51% to 3.00%	19	—	19	0.1%
3.01% and above	36	—	36	0.1%

Total Discretionary rate setting products	16,163	11,493	27,656	83.9%

Total – Account Values	$21,476	$11,493	$32,969	100.0%

The following is a discussion of changes to LNC’s derivative positions.

Derivatives

As indicated in Note 7 to the consolidated financial statements for the year ended December 31, 2003, LNC has entered into derivative transactions to reduce its exposure to fluctuations in interest rates, the risk of changes in liabilities indexed to equity markets, credit risk and foreign exchange risk. In addition, LNC is subject to risks associated with changes in the value of its derivatives; however, such changes in value are generally offset by changes in the value of the items being hedged by such contracts. Modifications to LNC’s derivative strategy are initiated periodically upon review of the Company’s overall risk assessment. During the first six months of 2004, the more significant changes in LNC’s derivative positions are as follows:

1.	Entered into $1.4 billion notional of interest rate cap agreements that are used to hedge its annuity business against the negative impact of a significant and sustained rise in interest rates. A total of $4.0 billion notional is outstanding.

2.	Entered into $9.0 million notional of interest rate swap agreements hedging floating rate bond coupon payments. Also, decreased its use of interest rate swap agreements in the amount of $9.0 million notional resulting in a total remaining $422.3 million notional. These interest rate swap agreements convert floating rate bond coupon payments into a fixed rate of return. A gain of $0.03 million was recognized as a result of the expirations and terminations.

3.	Entered into $200.0 million notional of treasury lock agreements. These treasury lock agreements hedged the future cash flows of a forecasted debt issuance. The entire $200.0 million notional was terminated resulting in a $1.0 million gain recorded in Other Comprehensive Income. The gain will be recognized into income over the life of the debt.

4.	Decreased its use of foreign exchange forward contracts in the amount of £15.1 million notional that are hedging the foreign currency exposure of a portion of LNC’s investment in its Lincoln UK subsidiary. The £15.1 million notional expired resulting in no remaining notional. No gain or loss was recognized in net income as a result of the expirations.

5.	Entered into 0.2 million call options on an equal number of shares of LNC stock, resulting in a total of 1.3 million call options on an equal number of shares of LNC stock. A total of 0.4 million call options were terminated, resulting in a gain of $0.5 million. These call options are hedging the increase in liabilities arising from stock appreciation rights granted on LNC stock. Additional stock appreciation rights were granted to LNC agents during the first quarter of 2004.

6.	Entered into financial future contracts in the amount of $37.0 million notional. These futures are hedging the liability exposure on certain options in variable annuity products. A total of $36.1 million notional expired or was closed resulting in a total remaining $9.5 million notional. No gain or loss was recognized as a result of the expirations or terminations.

7.	Decreased its use of foreign currency swaps from 17.9 million notional to 16.4 million notional. This reduction in notional resulted in a loss of $0.3 million. These foreign currency swap agreements are part of a hedging strategy. LNC owns various foreign issue securities. Interest payments from these securities are received in a foreign currency and then swapped into U.S. dollars.

8.	Entered into $82.5 million notional of total return swap agreements. These swap agreements are hedging a portion of the liability related to LNC’s deferred compensation plans. LNC receives the total return on a portfolio of indexes and pays a floating rate of interest.

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

An evaluation of the effectiveness of LNC’s disclosure controls and procedures as of June 30, 2004 was conducted under the supervision and with the participation of LNC’s Chief Executive Officer and Chief Financial Officer. Based on that evaluation, LNC’s Chief Executive Officer and Chief Financial Officer have concluded that LNC’s disclosure controls and procedures were adequate and designed to ensure that material information relating to LNC and its consolidated subsidiaries would be made known to the Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the periods when periodic reports under the Exchange Act are being prepared.

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

PART II — OTHER INFORMATION AND EXHIBITS

Items 1, 2a-d, 3 and 5 of this Part II are either inapplicable or are answered in the negative and are omitted pursuant to the instructions to Part II.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(e)	The following table summarizes purchases of equity securities by the issuer

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs ($ in millions)
1/1/04 – 1/31/04	61,940	$40.59	—	$675.1
2/1/04 – 2/29/04	633,501	46.85	594,000	647.2
3/1/04 – 3/31/04	782,279	47.53	775,446	610.4
4/1/04 – 4/30/04	741,467	47.54	736,299	575.4
5/1/04 – 5/31/04	1,457,998	44.69	1,440,000	511.0
6/1/04 – 6/30/04	1,050,155	46.54	1,050,000	462.2

Total	4,727,340	$46.25	4,595,745	$462.2

a & b. Refer to LNC’s Annual Report on Form 10-K for the year ended December 31, 2003 for information on share repurchase plans. Total number of shares include those purchased as part of publicly announced plans or programs as well as shares received for the purchase price on the exercise of stock options and shares withheld for taxes on the vesting of restricted stock.

c. Both plans have no expiration date

d. No plans expired during 2nd quarter

e. No plans were terminated

Item 4.	Submission of Matters to a Vote of Security Holders.

(a)	The 2004 annual meeting of shareholders of Lincoln National Corporation (LNC) was held on May 13, 2004.

(b)	Proxies were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934 and there was no solicitation in opposition to the management nominees. All four nominees named in LNC’s proxy statement were elected to serve as directors for a three-year term expiring in 2007.

(c)	The matters voted upon at the meeting and the votes cast with respect to such matters are as follows:

Election of Directors

Nominee	Votes Cast For	Votes Withheld
William J. Avery	146,813,456	7,174,899
Jon A. Boscia	147,467,872	6,520,483
Eric G. Johnson	150,348,522	3,639,833
Glenn F. Tilton	137,971,400	16,016,955

Proposals

Proposal	For	Against	Abstain	Broker Non-Votes
Approval of Lincoln National
Deferred Compensation Plan for Non-Employee Directors including a related authorization of 700,000 shares of LNC’s common stock	114,552,361	18,503,873	2,083,444	18,848,577

Item 6.	Exhibits and Reports on Form 8-K

(a) The following Exhibits of the Registrant are included in this report.

Note: The number preceding the exhibit corresponds to the specific number within Item 601 of Regulation S-K.)

3	(a)	The Articles of Incorporation of LNC as last amended effective May 12, 1994 are incorporated by reference to Exhibit 3(a) of LNC’s Form 10-K for the year ended December 31, 2001, as filed with the Commission on March 18, 2002.

3	(b)*	The Bylaws of LNC as last amended May 8, 2003.

4	(a)	Indenture of LNC dated as of January 15, 1987 is incorporated by reference to Exhibit 4(a) of LNC’s Form 10-K for the year ended December 31, 1994, as filed with the Commission on March 27, 1995.

4	(b)	First Supplemental Indenture dated as of July 1, 1992, to Indenture of LNC dated as of January 15, 1987 is incorporated by reference to Exhibit 4(b) of LNC’s Form 10-K for the year ended December 31, 2001, as filed with the Commission on March 18, 2002.

4	(c)	Rights Agreement of LNC as last amended November 14, 1996 is incorporated by reference to LNC’s Form 8-K, as filed with the Commission on November 22, 1996.

4	(d)	Indenture of LNC dated as of September 15, 1994, between LNC and The Bank of New York, as Trustee, is incorporated by reference to Exhibit 4(e) of LNC’s Form 10-K for the year ended December 31, 1998, as filed with the Commission on March 11, 1999.

4	(e)	Form of Note dated as of September 15, 1994 is incorporated by reference to Exhibit 4(d) on LNC’s Registration Statement on Form S-3/A (File No. 33-55379), as filed with the Commission on September 15, 1994.

4	(f)	Form of Zero Coupon Security dated as of September 15, 1994 is incorporated by reference to Exhibit 4(f) on LNC’s Registration Statement on Form S-3/A (File No. 33-55379), as filed with the Commission on September 15, 1994.

4	(g)	Specimen of LNC’s 9 1/8% Debentures due October 1, 2024 is incorporated by reference to Schedule I of LNC’s Form 8-K, as filed with the Commission on September 29, 1994.

4	(h)	Specimen of LNC’s 7 1/4% Debenture due May 15, 2005 is incorporated by reference to Schedule III of LNC’s Form 8-K, as filed with the Commission on May 17, 1995.

4	(i)	Junior Subordinated Indenture dated as of May 1, 1996 between LNC and The First National Bank of Chicago is incorporated by reference to Exhibit 4(j) of LNC’s Form 10-K, as filed with the Commission on March 18, 2002.

4	(j)	Specimen of 6 1/2% Notes due March 15, 2008 incorporated by reference to Exhibit 4.1 LNC’s Form 8-K, as filed with the commission on March 24, 1998.

4	(k)	Specimen of 7% Notes due March 15, 2018 incorporated by reference to Exhibit 4.2 of LNC’s Form 8-K, as filed with the Commission on March 24, 1998.

4	(l)	Underwriting Agreement dated November 9, 2001 is incorporated by reference to Exhibit 1.1 of LNC’s Form 8-K, as filed with the Commission on November 21, 2001.

4	(m)	Amended and Restated Trust Agreement dated November 19, 2001, between LNC, as Depositor, and Bank One Trust Company, National Association, as Property Trustee, Bank One Delaware, Inc., as Delaware Trustee, and the Administrative Trustee named herein is incorporated by reference to Exhibit 4.1 of LNC’s Form 8-K, as filed with the Commission on November 21, 2001.

4	(n)	Form of 7.65% Trust Preferred Security Certificate is incorporated by reference to Exhibit 4.2 of LNC’s Form 8-K, as filed with the Commission on November 21, 2001.

4	(o)	Guarantee Agreement dated November 19, 2001, between LNC, as Guarantor, and Bank One Trust Company, National Association, Guarantee Trustee is incorporated by reference to Exhibit 4.4 of LNC’s Form 8-K, as filed with the Commission on November 21, 2001.

4	(p)	Underwriting Agreement dated December 4, 2001 is incorporated by reference to Exhibit 1.1 of LNC’s Form 8-K, as filed with the Commission on December 11, 2001.

4	(q)	Form of Note dated December 7, 2001 is incorporated by reference to Exhibit 4.1 of LNC’s Form 8-K, as filed with the Commission on December 11, 2001.

4	(r)	Underwriting Agreement dated May 29, 2002 is incorporated by reference to Exhibit 1.1 of LNC’s Form 8-K, as filed with the Commission on June 6, 2002.

4	(s)	Form of Note dated June 3, 2002 is incorporated by reference to Exhibit 4.1 of LNC’s Form 8-K, as filed with the Commission on June 6, 2002.

4	(t)	Amended and Restated Trust Agreement dated September 11, 2003, between Lincoln, as Depositor, and Bank One Trust Company, National Association, as Property Trustee, Bank One Delaware, Inc., as Delaware Trustee, and the Administrative Trustees named therein is incorporated by reference to Exhibit 4.1 of the Corporation’s current report on Form 8-K as filed with the Commission on September 16, 2003.

4	(u)	Form of 6.75% Trust Preferred Security certificate is incorporated by reference to Exhibit 4.2 of the Corporation’s current report on Form 8-K as filed with the Commission on September 16, 2003.

4	(v)	Form of 6.75% Junior Subordinated Deferrable Interest Debentures, Series F is incorporated by reference to Exhibit 4.3 of the Corporation’s current report on Form 8-K as filed with the Commission on September 16, 2003.

4	(w)	Guarantee Agreement dated September 11, 2003, between Lincoln, as Guarantor, and Bank One Trust Company, National Association, as Guarantee Trustee is incorporated by reference to Exhibit 4.4 of the Corporation’s current report on Form 8-K as filed with the Commission on September 16, 2003.

4	(x)	Form of 4.75% Note due February 15, 2014 is incorporated by reference to Exhibit 4.1 of the Corporation’s current report on Form 8-K as filed with the Commission on February 4, 2004.

10	(a)	The Lincoln National Corporation 1986 Stock Option Incentive Plan, as amended through January 15, 1997. Plan terminated May 15, 1997, but outstanding options are administered under the Lincoln National Corporation Incentive Compensation Plan. This document is incorporated by reference to Exhibit 10(a) of LNC’s Form 10-K for the year ended December 31, 2001, as filed with the Commission on March 18, 2002.

10	(b)	Salary Continuation Plan for Executives of Lincoln National Corporation and Affiliates Plan last amended August 1, 2000 is incorporated by reference to Exhibit 10(b) of LNC’s Form 10-K, as filed with the Commission on March 18, 2002.

10	(c)	Lincoln National Corporation Executives’ Severance Benefit Plan as Amended and Restated on January 10, 2002 is incorporated by reference to Exhibit 10(c) of LNC’s Form 10-K for the year ended December 31, 2001, as filed with the Commission on March 18, 2002.

10	(d)	The Lincoln National Corporation Outside Directors Retirement Plan as last amended effective March 15, 1990 is incorporated by reference to Exhibit 10(d) of LNC’s Form 10-K for the year ended December 31, 2001, as filed with the Commission on March 18, 2002.

10	(e)	The Lincoln National Corporation Outside Directors’ Value Sharing Plan, last amended March 8, 2001 is incorporated by reference to Exhibit 10(e) of LNC’s Form 10-K for the year ended December 31, 2001, as filed with the Commission on March 18, 2002.

10	(f)	Lincoln National Corporation Executive Deferred Compensation Plan for Employees (Commission File No. 33-51721), as last amended August 1, 2002 is incorporated by reference to Exhibit 10(f) of LNC’s Form 10-Q for the quarter ended September 30, 2002, as filed with the Commission on November 5, 2002.

10	(g)	Lincoln National Corporation 1993 Stock Plan for Non-Employee Directors (Commission File No. 33-58113), as last amended May 10, 2001 is incorporated by reference to Exhibit 10(g) of LNC’s Form 10-K for the year ended December 31, 2001, as filed with the Commission on March 18, 2002.

10	(h)	Lincoln National Corporation Executives’ Excess Compensation Pension Benefit Plan (File No. 33-58113) as last amended January 1, 1989 is incorporated by reference to Exhibit 10(h) of LNC’s Form 10-K for the year ended December 31, 2001, as filed with the Commission on March 18, 2002.

10	(i)	First Amendment to Lincoln National Corporation Executives’ Excess Compensation Pension Benefit Plan effective December 22, 1999 is incorporated by reference to Exhibit 10(k) of LNC’s Form 10-K for the year ended December 31, 1999, as filed with the Commission on March 11, 2000.

10	(j)	Lincoln National Corporation Incentive Compensation Plan, as last amended March 8, 2001 is incorporated by reference to Exhibit 10(j) of LNC’s Form 10-K for the year ended December 31, 2001, as filed with the Commission on March 18, 2002.

10	(k)	Form of Lease and Agreement dated March 1, 1999, with respect to LNC’s Corporate Office located at Centre Square West Tower, 1500 Market Street, Suite 3900, Philadelphia, Pennsylvania is incorporated by reference to Exhibit 10(p) of LNC’s Form 10-K for the year ended December 31, 1999, as filed with the Commission on March 11, 2000.

10	(l)	Agreement of Lease dated February 17, 1998, with respect to LNL’s life products headquarters located at 350 Church Street, Hartford, Connecticut is incorporated by reference to Exhibit 10(q) of LNC’s Form 10-K for the year ended December 31, 1997, as filed with the Commission on March 18, 1998.

10	(m)	Lease and Agreement dated December 10, 1999 with respect to Delaware Management Holdings, Inc. for Home Office property located at One Commerce Square, Philadelphia, Pennsylvania is incorporated by reference to Exhibit 10(r) of LNC’s Form 10-K for the year ended December 31, 1999, as filed with the Commission on March 11, 2000.

10	(n)	Sublease and Agreement dated December 10, 1999 by and between Delaware Management Holdings, Inc. and New York Central Lines LLC for property located at Two Commerce Square, Philadelphia, Pennsylvania is incorporated by reference to Exhibit 10(s) of LNC’s Form 10-K for the year ended December 31, 1999, as filed with the Commission on March 11, 2000.

10	(o)	Consent to Sublease dated December 10, 1999 with respect to Delaware Management Holdings, Inc. for property located at Two Commerce Square and Philadelphia Plaza Phase II, Philadelphia, Pennsylvania is incorporated by reference to Exhibit 10(t) of LNC’s Form 10-K for the year ended December 31, 1999, as filed with the Commission on March 11, 2000.

10	(p)	Agreement, Waiver and General Release between J. Michael Hemp and Lincoln Financial Advisors Corporation on behalf of itself and Lincoln National Corporation, their affiliates and subsidiaries, dated January 20, 2003.

10	(q)*	Lincoln National Corporation Deferred Compensation Plan for Non-Employee Directors, effective July 1, 2004.

10	(r)*	Third Amended and Restated Letter of Credit and Reimbursement Agreement dated as of December 11, 2003 among Lincoln National Corporation, as an Account Party and Guarantor, The Subsidiary Account Parties, as additional Account Parties, The Banks Party Hereto and JPMorgan Chase Bank, as Administrative Agent.

10	(s)*	Credit Agreement dated as of December 11, 2003 among Lincoln National Corporation, as Borrower, the Banks Party Hereto and JPMorgan Chase Bank, as Administrative Agent.

12	*	Historical Ratio of Earnings to Fixed Charges.

31	*	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

32	*	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

*	Included herein

(b) Reports on Form 8-K

During the three months ended June 30, 2004, the following Current Reports on Form 8-K were filed with or furnished to the SEC by LNC:

1.	Form 8-K furnished to the SEC under Item 9 on May 20, 2004 containing Second Quarter 2004 Guidance for the Estimated Effect of Equity Market Volatility.

2.	Form 8-K furnished to the SEC under Items 7 and 9 on May 7, 2004 containing Delaware Investments press release dated May 5, 2004, announcing its agreement to sell Delaware International Advisers Ltd. (DIAL) and certain affiliates to Atlantic Value Partners 3 Ltd., a newly-formed company affiliated with certain members of DIAL’s management and Hellman & Friedman LLC, a private equity firm. Delaware Investments is a wholly-owned subsidiary of Lincoln National Corporation.

3.	Form 8-K furnished to the SEC under Items 7, 9 and 12 on May 5, 2004 containing Lincoln National Corporation Statistical Supplement for the Quarter Ended March 31, 2004.

4.	Form 8-K furnished to the SEC under Items 7 and 12 on May 5, 2004 containing Lincoln Financial Group press release dated May 4, 2004, announcing Lincoln National Corporation’s financial results for the first quarter ended March 31, 2004.

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LINCOLN NATIONAL CORPORATION

By	/S/ RICHARD C. VAUGHAN
Richard C. Vaughan,
Executive Vice President and
Chief Financial Officer

By	/S/ DOUGLAS N. MILLER
Douglas N. Miller,
Vice President, Controller and
Chief Accounting Officer

Date: August 6, 2004

LINCOLN NATIONAL CORPORATION

Exhibit Index for the Report on Form 10-Q

For the Quarter Ended June 30, 2004

Exhibit Number	Description
3(b)	The Bylaws of LNC as last amended May 8, 2003

10(q)	Lincoln National Corporation Deferred Compensation Plan for Non-Employee Directors, effective July 1, 2004

10(r)	Third Amended and Restated Letter of Credit and Reimbursement Agreement dated as of December 11, 2003

10(s)	Credit Agreement dated as of December 11, 2003

12	Historical Ratio of Earnings to Fixed Charges

31	Additional Exhibit — Section 302 Certifications

32	Additional Exhibit — Section 906 Certifications