Form 10-Q
period 2004-09-30
LINCOLN NATIONAL CORP
filed 2004-11-08
CIK 59558

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

Commission file number 1-6028

LINCOLN NATIONAL CORPORATION

(Exact name of registrant as specified in its charter)

Indiana	35-1140070
(State of incorporation)	(I.R.S. Employer Identification No.)

1500 Market Street, Suite 3900,

Philadelphia, Pennsylvania 19102-2112

(Address of principal executive offices)

(215) 448-1400

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

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

There were 174,597,004 shares outstanding of the registrant’s Common Stock as of October 29, 2004.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(000s omitted)	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Investments:
Securities available-for-sale, at fair value:
Fixed maturity (cost: 2004 - $32,380,906; 2003 - $30,959,445)	$34,222,720	$32,769,479
Equity (cost: 2004 - $153,843; 2003 - $173,519)	178,121	199,078
Trading securities	3,223,648	3,120,127
Mortgage loans on real estate	3,831,278	4,195,028
Real estate	135,066	112,881
Policy loans	1,871,899	1,924,391
Derivative investments	74,494	82,475
Other investments	389,355	374,180

Total Investments	43,926,581	42,777,639

Cash and invested cash	1,995,986	1,711,196
Property and equipment	217,738	235,181
Deferred acquisition costs	3,326,792	3,147,139
Premiums and fees receivable	248,809	352,116
Accrued investment income	573,180	522,720
Assets held in separate accounts	49,657,906	46,565,156
Federal income taxes	—	45,900
Amounts recoverable from reinsurers	7,031,855	7,839,196
Goodwill	1,194,978	1,234,693
Other intangible assets	1,128,628	1,230,424
Other assets	1,074,667	1,083,508

Total Assets	$110,377,120	$106,744,868

See accompanying Notes to Consolidated Financial Statements.

LINCOLN NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

-CONTINUED-

(000s omitted)	September 30, 2004	December 31, 2003
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Insurance and investment contract liabilities:
Insurance policy and claim reserves	$24,084,638	$24,712,732
Contractholder funds	23,087,588	22,605,333
Liabilities related to separate accounts	49,657,906	46,565,156

Total Insurance and Investment Contract Liabilities	96,830,132	93,883,221
Short-term debt	—	43,976
Long-term debt	1,315,378	1,117,540
Junior subordinated debentures issued to affiliated trusts	341,144	341,295
Reinsurance related derivative liability	365,488	352,258
Funds withheld reinsurance liabilities	1,878,954	1,817,905
Federal income taxes payable	83,837	—
Other liabilities	2,658,944	2,452,201
Deferred gain on indemnity reinsurance	932,421	924,847

Total Liabilities	104,406,298	100,933,243

Shareholders’ Equity:
Series A preferred stock - 10,000,000 shares authorized (2004 liquidation value - $1,369)	572	593
Common stock - 800,000,000 shares authorized	1,595,024	1,528,701
Retained earnings	3,514,239	3,413,302
Accumulated other comprehensive income:
Foreign currency translation adjustment	116,898	108,993
Net unrealized gain on securities available-for-sale	780,065	793,054
Net unrealized gain on derivative instruments	19,809	22,094
Minimum pension liability adjustment	(55,785)	(55,112)

Total Accumulated Other Comprehensive Income	860,987	869,029

Total Shareholders’ Equity	5,970,822	5,811,625

Total Liabilities and Shareholders’ Equity	$110,377,120	$106,744,868

See accompanying Notes to Consolidated Financial Statements.

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Periods Ended September 30,
	Nine Months		Three Months
(000s omitted, except for per share amounts)	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
Revenue:

Insurance premiums	$220,161	$203,785	$70,573	$69,500
Insurance fees	1,166,369	1,040,552	392,476	357,902
Investment advisory fees	196,527	146,755	67,371	53,218
Net investment income	2,030,042	1,979,302	669,395	664,435
Realized gain (loss) on investments and derivative instruments (net of amounts restored (amortized) against balance sheet accounts)	(63,980)	(75,211)	(27,486)	18,917
Gain on sale of subsidiaries/business	134,370	—	110,311	—
Amortization of deferred gain on indemnity reinsurance	68,846	58,217	32,383	22,006
Loss on reinsurance embedded derivative/trading securities	478	—	(5,583)	—
Other revenue and fees	270,995	227,928	96,618	82,871

Total Revenue	4,023,808	3,581,328	1,406,058	1,268,849

Benefits and Expenses:
Benefits	1,722,729	1,836,937	556,109	636,398
Underwriting, acquisition, insurance and other expenses	1,442,596	1,269,654	507,144	427,142
Interest and debt expense	71,891	72,922	24,417	26,621

Total Benefits and Expenses	3,237,216	3,179,513	1,087,670	1,090,161

Income before Federal Income Taxes and Cumulative Effect of Accounting Change	786,592	401,815	318,388	178,688
Federal income taxes	244,952	84,211	118,711	45,375

Income before Cumulative Effect of Accounting Change	541,640	317,604	199,677	133,313

Cumulative effect of accounting change (net of federal income taxes)	(24,502)	—	—	—

Net Income	$517,138	$317,604	$199,677	$133,313

Earnings Per Common Share-Basic
Income before Cumulative Effect of Accounting Change	$3.06	$1.79	$1.14	$0.75
Cumulative effect of accounting change (net of federal income taxes)	(0.14)	—	—	—

Net Income	$2.92	$1.79	$1.14	$0.75

Earnings Per Common Share-Diluted:
Income before Cumulative Effect of Accounting Change	$3.01	$1.77	$1.12	$0.74
Cumulative effect of accounting change (net of federal income taxes)	(0.13)	—	—	—

Net Income	$2.88	$1.77	$1.12	$0.74

See accompanying Notes to Consolidated Financial Statements.

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Nine Months Ended September 30,
	Number of Shares		Amounts
(000s omitted from dollar amounts)	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
Series A Preferred Stock:
Balance at beginning-of-year	17,746	20,118	$593	$666
Conversion into common stock	(636)	(1,566)	(21)	(32)

Balance at September 30	17,110	18,552	572	634

Common Stock:
Balance at beginning-of-year	178,212,455	177,307,999	1,528,701	1,467,439
Conversion of series A preferred stock	10,176	25,056	21	32
Stock compensation/issued for benefit plans	2,554,918	627,668	122,634	40,585
Retirement of common stock	(6,233,307)	—	(56,332)	—

Balance at September 30	174,544,242	177,960,723	1,595,024	1,508,056

Retained Earnings:
Balance at beginning-of-year			3,413,302	3,144,831

Comprehensive income			509,096	378,735
Less other comprehensive income (loss):
Foreign currency translation adjustment			7,905	16,209
Net unrealized gain (loss) on securities available-for-sale			(12,989)	51,182
Net unrealized loss on derivative instruments			(2,285)	(5,138)
Minimum pension liability adjustment			(673)	(1,122)

Net Income			517,138	317,604

Retirement of common stock			(229,910)	—

Dividends declared:
Series A preferred ($2.25 per share)			(40)	(44)
Common stock (2004-$1.05; 2003-$1.00)			(186,251)	(180,404)

Balance at September 30			3,514,239	3,281,987

See accompanying Notes to Consolidated Financial Statements.

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Continued)

	Nine Months Ended September 30,
(000s omitted from dollar amounts)	2004	2003
	(Unaudited)
Foreign Currency Translation Adjustment:
Accumulated adjustment at beginning-of-year	$108,993	$50,780
Change during the period	7,905	16,209

Balance at September 30	116,898	66,989

Net Unrealized Gain on Securities Available-for-Sale:
Balance at beginning-of-year	793,054	753,272
Change during the period	(12,989)	51,182

Balance at September 30	780,065	804,454

Net Unrealized Gain on Derivative Instruments:
Balance at beginning-of-year	22,094	28,349
Change during the period	(2,285)	(5,138)

Balance at September 30	19,809	23,211

Minimum Pension Liability Adjustment:
Balance at beginning-of-year	(55,112)	(97,847)
Change during the period	(673)	(1,122)

Balance at September 30	(55,785)	(98,969)

Total Shareholders’ Equity at September 30	$5,970,822	$5,586,362

Common Stock at End of Quarter:
Assuming conversion of preferred stock	174,818,002	178,257,555
Diluted basis	177,061,371	179,883,423

See accompanying Notes to Consolidated Financial Statements.

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(000s omitted)	2004	2003
	(Unaudited)
Cash Flows from Operating Activities:
Net income	$517,138	$317,604

Adjustments to reconcile net income to net cash provided by operating activities:
Deferred acquisition costs	(269,174)	(222,734)
Premiums and fees receivable	103,307	(93,541)
Accrued investment income	(50,461)	(23,508)
Policy liabilities and accruals	(471,484)	(158,846)
Contractholder funds	681,684	892,360
Net trading securities purchases, sales and maturities	(72,976)	—
Gain on reinsurance embedded derivative/trading securities	(478)	—
Cumulative effect of accounting change	37,695	—
Amounts recoverable from reinsurers	170,158	(225,755)
Federal income taxes	149,390	145,318
Stock-based compensation expense	40,726	38,637
Provisions for depreciation	44,237	59,021
Amortization of other intangible assets	102,027	71,797
Amortization of deferred gain	(68,846)	(58,217)
Realized loss on investments, derivative instruments and (gain) on sale of subsidiaries/business	(70,436)	75,211
Other	(249,623)	(208,198)

Net Adjustments	75,746	291,545

Net Cash Provided by Operating Activities	592,884	609,149

Cash Flows from Investing Activities:
Securities available-for-sale:
Purchases	(7,146,727)	(9,394,021)
Sales	3,928,132	5,318,434
Maturities	1,873,674	2,347,790
Purchase of other investments	(650,150)	(1,306,984)
Sale or maturity of other investments	1,026,532	1,407,235
Increase in cash collateral on loaned securities	181,952	216,680
Proceeds from sale of subsidiaries/business	190,926	—
Other	234,243	224,341

Net Cash Used in Investing Activities	(361,418)	(1,186,525)

Cash Flows from Financing Activities:
Retirement/call of junior subordinated debentures	—	(204,962)
Issuance of long-term debt	197,294	145,275
Net decrease in short-term debt	(43,970)	(76,545)
Universal life and investment contract deposits	3,673,040	3,605,972
Universal life and investment contract withdrawals	(2,505,166)	(2,004,801)
Investment contract transfers	(926,780)	(447,554)
Increase in funds withheld liability	61,049	—
Common stock issued for benefit plans	71,652	10,138
Retirement of common stock	(286,242)	—
Dividends paid to shareholders	(187,553)	(180,090)

Net Cash Provided by Financing Activities	53,324	847,433

Net Increase in Cash and Invested Cash	284,790	270,057
Cash and Invested Cash at Beginning-of-Year	1,711,196	1,690,534

Cash and Invested Cash at September 30	$1,995,986	$1,960,591

See accompanying Notes to Consolidated Financial Statements.

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

Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2004.

2. Changes in Accounting Principles and New Accounting Pronouncements

Statement of Accounting Position 03-1

In July 2003, the Accounting Standards Executive Committee (“AcSEC”) of the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (“the SOP”). LNC implemented the provisions of the SOP as of January 1, 2004. Adjustments arising from implementation, as discussed below, have been recorded in net income as a cumulative effect of accounting change.

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

GMDB Reserves. Although there was no method prescribed under generally accepted accounting principles for GMDB reserving until the issuance of the SOP, LNC’s Retirement segment has been recording a reserve for GMDBs. At December 31, 2003, LNC’s GMDB reserve was $46.4 million. Based upon a comparison of the requirements of the SOP to LNC’s established practice of reserving for GMDB, the adoption of the GMDB reserving methodology under the SOP resulted in a decrease to reserves of $9.7 million pre-tax. Under the SOP, GMDB reserves were $28.4 million at September 30, 2004.

Under the SOP, the reserve is calculated by multiplying the benefit ratio (present value of total expected GMDB payments over the life of the contract divided by the present value of total expected assessments over the life of the contract) by the cumulative assessments recorded from the contract inception through the balance sheet date less the cumulative GMDB payments plus interest. The change in the reserve for a quarter is then the benefit ratio multiplied by the assessments recorded for the quarter less GMDB claims paid in the quarter plus interest. If experience or assumption changes result in a new benefit ratio, the reserves are unlocked to reflect the changes in a manner similar to deferred acquisition costs (“DAC”).

Application of the SOP impacts changes estimated gross profits (“EGPs”) used to calculate amortization of DAC, the present value of acquired blocks of in-force policies (“ PVIF”), deferred sales inducements (“DSI”), and the liability for deferred front-end loads (“DFEL”). The new benefit ratio approach under the SOP will result in a portion of future GMDB fees being accrued as a liability for future GMDB reserves; therefore, EGPs are reduced, relative to the pre-SOP calculations. As a result, an unfavorable DAC/PVIF/DSI/DFEL unlocking was reported upon adoption of the SOP, and resulted in a negative cumulative effect adjustment of $43.2 million pre-tax.

The combined effects of the GMDB reserve requirements and related unlocking adjustments from implementation of the SOP resulted in a charge to net income for the cumulative effect of accounting change of $33.5 million pre-tax ($21.8 million after-tax) during the nine months ended September 30, 2004.

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

LNC previously deferred bonus credits as part of the DAC asset and reported the amortization of bonus credits as part of DAC amortization. Upon implementation of the SOP, LNC reclassified bonus credits of $45.2 million from DAC to deferred sales inducements (“DSI”), which are reported in other assets on the balance sheet. Amortization of the deferred sales inducement asset is reported as part of benefit expense. Prior period balance sheet and income statement line item presentation has been reclassified to conform to the new basis of presentation.

LNC previously reported excess DCA interest as benefit expense when the excess interest was earned under the contract. As required by the SOP, during the first quarter of 2004, LNC began deferring excess DCA interest as deferred sales inducements and amortizing these deferred sales inducements as benefit expense over the expected life of the contract. While over the long run the same amount of excess DCA interest expense will emerge under the SOP as under LNC’s previous accounting method, because of the prospective treatment of new deferred sales inducements, LNC’s net income was slightly higher under the SOP for the first nine months and third quarter of 2004 relative to the approach used for the same periods last year. This pattern is expected to continue for near term financial reporting periods. Net income for the three and nine month periods ended September 30, 2004 increased $1.9 million and $5.6 million, respectively, compared to same periods in 2003 due to excess DCA interest capitalized under the SOP.

Separate Accounts. LNC’s accounting is consistent with the provisions of the SOP relating to the reporting and measuring of separate account product assets and liabilities as general account assets and liabilities when specific criteria are not met, as well as for the reporting and measuring seed money in separate accounts as general account assets, and for recognizing contract holder liabilities. The adoption of these provisions of the SOP did not have an effect on LNC’s financial statements.

Universal Life Contracts. LNC’s Life Insurance segment offers an array of individual and survivor-life universal life insurance products that contain features for which the SOP might apply. A review of the products and their features for possible SOP implications concluded that no additional reserves would be necessary with the exception of the MoneyGuard product. MoneyGuard is a universal life insurance product with an acceleration of death benefit feature that provides convalescent care benefit payments when the insured becomes chronically ill. There is an optional extension of benefit rider available that will provide continuation of the convalescent care benefit payments once the total benefits from the base policy have been exhausted. The optional extended benefit payments can be for 2 years, 4 years, or the remaining life of the insured. Charges for the extension rider are deducted from the base policy account value and vary by the length of extension period selected. For the first quarter of 2004, the adoption of the SOP resulted in a charge recorded as a cumulative effect of accounting change of $2.7 million after-tax for the extension of benefit feature in MoneyGuard.

FASB Staff Position No. FAS 97-1 - Situations in Which Paragraphs of FASB Statement No. 97 Permit or Require Accrual of an Unearned Revenue Liability

In June of 2004, the Financial Accounting Standards Board (“FASB”) issued Financial Staff Position FAS 97-1 (“FSP 97-1”), which is effective for the third quarter 2004. FSP 97-1 clarifies that the SOP did not restrict the recording of a liability for unearned revenue as defined in accordance with paragraphs 17(b) and 20 of Statement of Accounting Standards No. 97 “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments” to only those situations where profits are followed by expected losses. LNC has implemented the requirements of FSP 97-1, and they did not have any effect on LNC’s results of operations.

FASB Staff Position No. FAS - 106-2 - Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003

In May 2004, the staff of the FASB issued Financial Staff Position No. FAS 106-2 (“FSP 106-2”), which requires sponsors of a post-retirement health care plan that provides retiree prescription drug benefits to reflect the provisions of the Medicare Prescription Drug Improvement and Modernization Act of 2003 (“the Medicare Act”) in determining post-retirement benefit cost for the first annual or interim period starting after June 15, 2004.

LNC completed its analysis and incorporated the provisions of the Medicare Act in determining other post-retirement benefit costs and the accumulated post-retirement benefit obligation in third quarter of 2004. The implementation did not have a material effect on LNC’s results of operations. For additional information, see Note 9 to the unaudited financial statements.

Due to uncertainties about how participants in LNC’s post-retirement plan will elect to participate in the Medicare Act’s benefits, and the various uncertainties created by the current lack of guidelines for applying the Medicare Act’s provisions, LNC’s assessment of the effects of the provisions of the Medicare Act could change. Any change would be included in the financial statements in the period the change occurs. Any change is not expected to have a material effect on LNC.

EITF 03-1 - The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments

In March 2004, the FASB’s Emerging Issues Task Force (“EITF”) reached a final consensus on Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”(“EITF 03-1”). EITF 03-1 established impairment models for determining whether to record impairment losses associated with investments in certain equity and debt securities. It also required income to be accrued on a level-yield basis following an impairment of debt securities, where reasonable estimates of the timing and amount of future cash flows can be made. EITF 03-1 indicated that, although not presumptive, a pattern of selling investments prior to the forecasted recovery may call into question an investor’s intent to hold the security until it recovers in value. The application of EITF 03-1 was to be effective for reporting periods beginning after June 15, 2004. However, in September the FASB directed the FASB staff to develop a staff position (“FSP”) providing further guidance on this topic. The FSP is expected to be issued in December 2004 but it is not known what the effective date of the FSP will be. LNC will continue to monitor developments concerning EITF 03-1 and is currently unable to estimate the potential effects of implementing EITF 03-1 on its consolidated financial condition or results of operations.

3. Federal Income Taxes

The effective tax rate on net income is lower than the prevailing corporate federal income tax rate principally from tax-preferred investment income. LNC earns tax-preferred investment income that does not change proportionately with the overall change in earnings or losses before federal income taxes.

4. Debt Issuance

In February 2004, LNC issued $200 million of 4.75% Notes due 2014 with semi-annual interest payments in February and August. The notes were priced at 99.297% and net proceeds to the company were $197.3 million, which will be used for general corporate purposes. Until the funds are needed for such purposes, the net proceeds will be used to invest in short-term investment grade securities and to pay down short-term debt. LNC used a treasury lock to reduce exposure to interest rate changes prior to closing. The treasury lock was closed prior to the issuance of the Notes with a gain of approximately $1 million. This gain, along with the costs of issuance, is being amortized over the life of the Notes.

5. Supplemental Financial Data

A roll forward of the balance sheet account, “Deferred Acquisition Costs,” is as follows:

	Nine Months Ended September 30,
(in millions)	2004	2003*
Balance at beginning-of-period	$3,147.1	$2,939.7
Deferral	606.8	442.2
Amortization	(337.6)	(227.9)
Adjustments related to realized gains on securities available-for-sale	(29.9)	(22.3)
Adjustments related to unrealized gains on securities available-for-sale	(29.4)	(271.2)
Foreign currency translation adjustment	9.1	19.2
Cumulative effect of accounting change	(39.3)	—

Balance at end-of-period	$3,326.8	$2,879.7

*	Amounts have been restated for the reclassification of deferred sales inducements. Refer to Note 2 for additional information.

Realized gains and losses on investments and derivative instruments on the Statements of Income for the nine months ended September 30, 2004 and 2003 are net of amounts amortized against deferred acquisition costs of $29.9 million and $22.3 million, respectively. In addition, realized gains and losses for the nine months ended September 30, 2004 and 2003 are net of adjustments made to policyholder reserves of $1.0 million and $46.9 million, respectively. LNC has either a contractual obligation or has a consistent historical practice of making allocations of investment gains or losses to certain policyholders.

Details underlying the income statement caption, “Underwriting, Acquisition, Insurance and Other Expenses,” are as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
(in millions)	2004	2003	2004	2003
Commissions	$510.8	$402.7	$171.0	$144.1
Other volume related expenses	291.0	227.5	74.1	90.5
Operating and administrative expenses	704.3	663.0	264.6	209.8
Deferred acquisition costs net of amortization	(269.2)	(214.2)	(85.4)	(95.0)
Other intangibles amortization	102.0	71.8	52.7	31.5
Restructuring charges	21.3	38.8	4.5	19.8
Other	82.4	80.1	25.6	26.4

Total	$1,442.6	$1,269.7	$507.1	$427.1

The carrying amount of goodwill by reportable segment as of September 30, 2004 and December 31, 2003 was as follows:

(in millions)	September 30, 2004	December 31, 2003
Life Insurance	$855.1	$855.1
Investment Management	260.8	300.7
Lincoln Retirement	64.1	64.1
Lincoln UK	15.0	14.8

Total	$1,195.0	$1,234.7

The consolidated carrying value of goodwill as of September 30, 2004 changed from the balance as of December 31, 2003 as a result of (1) sale of Investment Management’s London-based international investment management unit (see Note 11 for additional information), and (2) translation of the Lincoln UK balance from British pounds to U.S. dollars based on the prevailing exchange rate as of the balance sheet date.

For intangible assets subject to amortization, the total gross carrying amount and accumulated amortization in total and for each major intangible asset class by segment are as follows:

	As of September 30, 2004		As of December 31, 2003
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized Intangible Assets:

Present value of in-force:
Lincoln Retirement	$225.0	$130.1	$225.0	$111.9
Life Insurance	1,254.2	511.4	1,254.2	445.5
Lincoln UK (1)	387.4	121.2	381.8	107.1
Client lists:
Investment Management	91.4	66.7	103.6	69.7

Total	$1,958.0	$829.4	$1,964.6	$734.2

(1)	The gross carrying amount of the present value of in-force for the Lincoln UK segment changed from December 31, 2003 to September 30, 2004 due to the translation of the balances from British pounds to U.S. dollars based on the prevailing exchange rate as of the balance sheet dates.

The aggregate amortization expense for other intangible assets for the nine months ended September 30, 2004 and 2003 was $102.0 million and $71.8 million, respectively. The aggregate amortization expense for other intangible assets for the three months ended September 30, 2004 and 2003 was $52.8 million and $31.6 million, respectively.

Future estimated amortization of other intangible assets is as follows (in millions):

2004 - $23.1	2005 - $91.1	2006 - $87.3
2007 - $92.9	2008 - $90.8	Thereafter – $743.4

The amount shown above for 2004 is the amortization expected for the remainder of 2004 from September 30, 2004.

A reconciliation of the present value of insurance business acquired included in other intangible assets is as follows:

(in millions)	September 30, 2004	December 31, 2003
Balance at beginning of period	$1,196.5	$1,250.2
Interest accrued on unamortized balance (Interest rates range from 5% to 7%)	52.6	73.9
Amortization	(148.6)	(154.1)
Foreign exchange adjustment	4.0	26.5
Cumulative effect adjustment	(0.6)	—

Balance at end of period	1,103.9	1,196.5
Other intangible assets (non-insurance)	24.7	33.9

Total other intangible assets at end-of-period	$1,128.6	$1,230.4

Net income for the three and nine month periods ended September 30, 2004 includes an increase of $14.0 million pre-tax ($9.1 million after-tax) to the amortization of the deferred gain on indemnity reinsurance resulting from an adjustment to the deferred gain on the reinsurance business sold.

Details underlying the balance sheet caption, “Contractholder Funds,” are as follows:

(in millions)	September 30, 2004	December 31, 2003
Premium deposit funds	$22,218.9	$21,769.3
Undistributed earnings on participating business	165.2	155.1
Other	703.5	680.9

Total	$23,087.6	$22,605.3

6. Restrictions, Commitments, Contingencies and Off-Balance Sheet Arrangements

Statutory Restrictions. LNC’s insurance subsidiaries are subject to certain insurance department regulatory restrictions as to the transfer of funds and payment of dividends to the holding company. Generally, these restrictions pose no short-term liquidity concerns for the holding company. In general, a dividend is not subject to prior approval from the Commissioner provided The Lincoln National Life Insurance Company’s (“LNL”) statutory earned surplus is positive and the proposed dividend, plus all other dividends made within the twelve consecutive months prior to the date of the proposed dividend, does not exceed the standard limitation of the greater of 10% of total statutory earned surplus or the amount of statutory earnings in the prior calendar year. As a result of the payment of dividends plus earnings in 2002, LNL’s statutory earned surplus was negative as of December 31, 2002. Due to the negative statutory earned surplus as of December 31, 2002, dividends paid by LNL in 2003 were subject to prior approval from the Commissioner.

Dividends of $200 million were paid by LNL to LNC in three quarterly installments during 2003. A special request was made for each payment and each was approved by the Commissioner. LNL also received approval from the Commissioner to classify $164.2 million of dividends approved and paid while statutory earned surplus was negative as a reduction to paid-in-capital. Statutory earned surplus was positive at December 31, 2003, and LNL’s dividends of $50 million each for the three quarters of 2004 did not require prior approval. Based upon anticipated on-going positive statutory earnings and favorable credit markets, LNL expects it could continue to pay dividends in 2004 without prior approval from the Commissioner.

Lincoln UK’s operations consist primarily of unit-linked life and pension products, which are similar to US produced variable life and annuity products. Lincoln UK’s insurance subsidiaries are regulated by the UK Financial Services Authority (“FSA”) and are subject to capital requirements as defined by the UK Required Minimum Solvency Margin (RMSM). Lincoln UK maintains approximately 1.5 to 2 times the required capital as prescribed by the regulatory margin. As is the case with regulated insurance companies in the U.S., changes to regulatory capital requirements can impact the dividend capacity of the UK insurance subsidiaries and cash flow to LNC.

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

Because of ongoing uncertainty related to personal accident and disability income businesses, the reserves related to these exited business lines carried on LNC’s balance sheet at September 30, 2004 may ultimately prove to be either excessive or deficient. For instance, in the event that future developments indicate that these reserves should be increased, under FAS 113, LNC would record a current period non-cash charge to record the increase in reserves. Because Swiss Re is responsible for paying the underlying claims to the ceding companies, LNC would record a corresponding increase in the reinsurance recoverable from Swiss Re. However, FAS 113 does not permit LNC to take the full benefit in net income for the recording of the increase in the reinsurance recoverable in the period of the change. Rather, LNC would increase the deferred gain recognized upon the closing of the indemnity reinsurance transaction with Swiss Re and would report a cumulative amortization “catch-up” adjustment to the deferred gain balance as increased revenues recognized in the period of change. Any amount of additional increase to the deferred gain above the cumulative amortization “catch-up” adjustment must continue to be deferred and will be amortized into net income in future periods over the remaining period of expected run-off of the underlying business. No cash would be transferred between LNC and Swiss Re as a result of these developments.

Accordingly, even though LNC has no continuing underwriting risk, and no cash would be transferred between LNC and Swiss Re, in the event that future developments indicate LNC’s September 30, 2004 personal accident or disability income reserves are deficient or redundant, FAS 113 requires LNC to adjust benefits expense in the period of change, with only a partial offset to revenues for the cumulative deferred gain amortization adjustment in the period of change. The remaining amount of increased gain would be amortized into revenues over the remaining run-off period of the underlying business.

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

The Treasury Select Committee published a report in the first quarter of 2004 on various issues associated with mortgage endowment contracts. In response to this report, in the second quarter of 2004, the FSA revised its rules relating to the time limits for making a complaint regarding the sale of these contracts. The heightened publicity surrounding these matters has contributed to an increase in the level of customer complaints, which have been in excess of expected levels in the first six months of 2004. As a direct result of this experience and the likely impact of the FSA’s revised rules on time limits, Lincoln UK increased its reserves for these matters during the second quarter of 2004.

Also in the second quarter of 2004, Lincoln UK reached a favorable settlement with a liability carrier for reimbursement of certain costs incurred in connection with certain United Kingdom selling practices. The combined effect of the increase to mis-selling reserves and the favorable settlement resulted in minimal impact to net income. At September 30, 2004 and December 31, 2003, the aggregate liability associated with Lincoln UK selling practices was $30.7 million and $25.0 million, respectively.

On an ongoing basis, Lincoln UK evaluates various assumptions underlying these estimated liabilities, including the expected levels of future complaints and the potential implications with respect to the adequacy of the aggregate liability associated with UK selling practice matters. Any further changes in the regulatory position on time limits or a continuation of higher than expected levels of complaints may result in Lincoln UK revising its current estimate of the required level of these liabilities. See discussion in LNC’s Form 10-K for the year ended December 31, 2003 for background on these matters including pension mis-selling, mortgage endowment and other Lincoln UK selling practice issues. The reserves for these issues are based on various estimates that are subject to considerable uncertainty. Accordingly, the reserves may prove to be deficient or excessive. However, it is management’s opinion that future developments regarding Lincoln UK selling practices will not have a material effect on the results of operations or the consolidated financial position of LNC.

In addition, LNC and its United Kingdom subsidiaries have pursued claims with their liability carriers for reimbursement of certain costs incurred in connection with certain United Kingdom selling practices. As discussed above, LNC and the United Kingdom subsidiaries agreed to a settlement with the major liability carrier. Negotiations with the remaining carriers continue.

Marketing and Compliance Issues. There continues to be a significant amount of federal and state regulatory activity in the industry relating to numerous issues including market timing and late trading of mutual fund and variable insurance products and broker-dealer access arrangements. Like others in the industry, LNC has received related inquiries including requests for information and/or subpoenas from various authorities including the SEC, NASD, the New York Attorney General and other authorities. LNC is in the process of responding to these inquiries and continues to cooperate fully with such authorities.

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

Other Contingency Matters. LNC and its subsidiaries are involved in various pending or threatened legal proceedings, including purported class actions, arising from the conduct of business. In some instances, these proceedings include claims for unspecified or substantial punitive damages and similar types of relief in addition to amounts for alleged contractual liability or requests for equitable relief. After consultation with legal counsel and a review of available facts, it is management’s opinion that these proceedings ultimately will be resolved without materially affecting the results of operations or consolidated financial position of LNC.

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

Guarantees. LNC has guarantees with off-balance-sheet risks whose contractual amounts represent credit exposure. Outstanding guarantees with off-balance sheet risks had contractual values of $12.9 million and $14.2 million at September 30, 2004 and December 31, 2003, respectively.

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

7. Segment Disclosures

LNC has four business segments: Lincoln Retirement, Life Insurance, Investment Management and Lincoln UK.

The following tables show financial data by segment:

	Nine Months Ended September 30		Three Months Ended September 30
(in millions)	2004	2003	2004	2003
Revenue:
Lincoln Retirement	$1,540.0	$1,420.5	$499.0	$536.3
Life Insurance	1,434.8	1,400.5	476.8	468.9
Investment Management(1)	516.6	340.2	242.9	121.7
Lincoln UK	262.5	196.3	95.7	67.3
Other operations	642.0	480.5	216.8	164.2
Consolidating adjustments	(372.1)	(256.7)	(125.1)	(89.6)

Total	$4,023.8	$3,581.3	$1,406.1	$1,268.8
Income (Loss) before Federal Income Taxes (Tax Benefits) and Cumulative Effect of Accounting Change:
Lincoln Retirement	$357.7	$221.7	$115.3	$135.9
Life Insurance	284.9	245.2	75.5	80.8
Investment Management	164.2	19.4	128.1	10.3
Lincoln UK	51.1	47.2	15.4	17.6
Other operations	(71.3)	(131.7)	(15.9)	(65.9)
Consolidating adjustments	—	—	—	—

Total	$786.6	$401.8	$318.4	$178.7
Federal Income Taxes (Tax Benefits):
Lincoln Retirement	$79.2	$31.1	$24.5	$33.9
Life Insurance	90.6	75.3	23.5	25.0
Investment Management	81.6	7.5	70.0	4.0
Lincoln UK	18.1	16.5	5.5	6.1
Other operations	(24.5)	(46.2)	(4.8)	(23.6)
Consolidating adjustments	—	—	—	—

Total	$245.0	$84.2	$118.7	$45.4
Cumulative Effect of Accounting Change (Net of Tax):
Lincoln Retirement	$(21.8)	$—	$—	$—
Life Insurance	(2.7)	—	—	—
Investment Management	—	—	—	—
Lincoln UK	—	—	—	—
Other operations	—	—	—	—
Consolidating adjustments	—	—	—	—

Total	$(24.5)	$—	$—	$—
Net Income (Loss):
Lincoln Retirement	$256.8	$190.6	$90.8	$102.0
Life Insurance	191.6	169.9	52.0	55.8
Investment Management	82.6	12.0	58.1	6.3
Lincoln UK	33.0	30.7	9.9	11.5
Other operations	(46.9)	(85.6)	(11.1)	(42.3)
Consolidating adjustments	—	—	—	—

Total	$517.1	$317.6	$199.7	$133.3

(in millions)	September 30 2004	December 31 2003
Assets:
Lincoln Retirement	$64,449.1	$61,657.9
Life Insurance	22,124.1	21,239.8
Investment Management	1,553.0	1,561.1
Lincoln UK	8,745.4	8,684.7
Other operations	14,742.2	15,090.1
Consolidating adjustments	(1,236.7)	(1,488.7)

Total	$110,377.1	$106,744.9

(1)	Revenues for the Investment Management segment include inter-segment revenues for asset management services provided to the other segments of LNC. These inter-segment revenues totaled $79.0 million and $75.0 million for the nine months ended September 30, 2004 and 2003, respectively, and $26.4 million and $25.5 million for the three months ended September 30, 2004 and 2003, respectively.

8. Earnings Per Share

Per share amounts for net income are shown on the income statement using 1) an earnings per common share basic calculation and 2) an earnings per common share-assuming dilution calculation. Reconciliation of the factors used in the two calculations is as follows:

	Nine Months Ended September 30		Three Months Ended September 30
	2004	2003	2004	2003
Numerator: [in millions]
Net income, as used in basic calculation	$517.1	$317.6	$199.7	$133.3
Dividends on convertible preferred stock and adjustments for minority interests	(0.3)	*	*	*

Net income, as used in diluted calculation	$516.8	$317.6	$199.7	$133.3
* Less than $100,000.

Denominator: [number of shares]
Weighted-average shares, as used in basic calculation	176,928,001	177,238,951	175,173,100	177,483,351
Shares to cover conversion of preferred stock	282,863	307,267	278,743	299,165
Shares to cover non-vested stock	359,613	112,281	636,448	190,504
Average stock options outstanding during the period	9,511,761	7,018,859	8,060,724	8,291,043
Assumed acquisition of shares with assumed proceeds and benefits from exercising stock options (at average market price during the period)	(8,173,989)	(6,055,635)	(7,355,024)	(6,937,116)
Shares repurchaseable from measured but unrecognized stock option expense	(219,442)	(444,220)	(153,005)	(434,970)
Average deferred compensation shares	1,024,954	944,810	1,054,261	965,827

Weighted-average shares, as used in diluted calculation	179,713,761	179,122,313	177,695,247	179,857,804

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

9. Employee Benefit Plans

Components of Net Periodic Pension Cost – U.S. Plans

The components of net defined benefit pension plan and post-retirement benefit plan expense are as follows:

	Pension Benefits		Other Post-retirement Benefits
For the nine months ended September 30 (in millions)	2004	2003	2004	2003
Service cost	$13.9	$15.6	$1.5	$1.2
Interest cost	24.8	24.1	4.5	4.5
Expected return on plan assets	(30.7)	(24.0)
Amortization of prior service cost	(1.7)	(1.7)	(0.1)	(0.2)
Recognized net actuarial losses	0.9	6.2

Net periodic benefit expense	$7.2	$20.2	$5.9	$5.5

	Pension Benefits		Other Post-retirement Benefits
For the three months ended September 30 (in millions)	2004	2003	2004	2003
Service cost	$4.5	$5.2	$0.5	$0.4
Interest cost	8.4	8.0	1.5	1.5
Expected return on plan assets	(10.2)	(8.0)
Amortization of prior service cost	(0.6)	(0.6)		(0.3)
Recognized net actuarial losses	0.7	0.8

Net periodic benefit expense	$2.8	$5.4	$2.0	$1.8

As discussed in Note 2, the amounts above for other post-retirement benefits have been adjusted to reflect the Medicare Act.

Deferred Compensation Plans

As discussed in Note 6 to the audited financial statements in LNC’s annual report on Form 10-K for the year ended December 31, 2003, LNC sponsors unfunded contributory deferred compensation plans for certain U.S. employees and agents. Commencing in October 2001 and continuing through June 2002 LNC made a series of investments in a variable annuity contract with investment options similar to the investment options within the deferred compensation plans. The purpose of this investment was to partially mitigate the earnings effects created by changes in the value of LNC’s deferred compensation plan liability that result from changes in value of the underlying investment options. In June 2004, LNC withdrew its variable annuity contract, which had a value of $65.4 million, and entered into a total return swap agreement with a notional amount of $82.5 million and paid no initial premium. The expense associated with the mark-to-market on the deferred compensation liability for the nine months ended September 30, 2004 was $5.1 million.

Stock and Incentive Compensation

Refer to Note 6 to the audited financial statements in LNC’s annual report on Form 10-K for the year ended December 31, 2003, for a detailed discussion of Stock and Incentive Compensation.

Performance Vesting Awards

Effective January 1, 2003, LNC’s incentive compensation plan provides for awards that may be paid out in a combination of LNC stock options, performance shares of LNC stock and cash. The performance measures that must be met in order for the amount of the awards as well as vesting to be determined under the plan are established at the beginning of each three-year performance period. Certain participants in the plan select from various combinations of performance stock options, performance shares and cash in determining the form of their award. Other participants will have their award paid in performance shares.

Awards granted under the plan in 2003 and 2004 are currently outstanding. In the first three months of 2004, LNC granted a combination of performance stock options, performance share units and performance vesting cash awards under the performance plan. These awards consisted of 414,798 ten-year performance stock options, 552,906 performance share units that could result in the issuance of LNC shares, and cash awards. As of September 30, 2004, 621,918 stock options and 1,221,479 performance share units were outstanding. The ultimate amount of stock to be issued for either the performance stock option or performance share awards, or cash to be paid for the cash awards will be determined by the level of achievement on LNC’s three performance measures over the three-year performance measurement periods. Information with respect to the expenses recorded for awards under these programs is as follows:

	Nine Months Ended September 30,
	2004		2003
(in millions)	After-Tax	Pre-Tax	After-Tax	Pre-Tax
Performance Stock Options	$1.0	$1.5	$0.2	$0.3
Performance Shares	8.9	13.7	3.1	4.7
Cash Awards	1.1	1.7	0.4	0.7

	Three Months Ended September 30,
	2004		2003
(in millions)	After-Tax	Pre-Tax	After-Tax	Pre-Tax
Performance Stock Options	$0.4	$0.6	$0.1	$0.1
Performance Shares	3.2	4.9	1.0	1.6
Cash Awards	0.4	0.6	0.1	0.2

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

LNC Stock Options

Information with respect to the LNC incentive plans involving stock options is as follows:

	Options Outstanding		Options Exercisable
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Balance at December 31, 2003	17,132,489	$39.21	13,038,337	$39.46
Granted-original	458,812	47.54
Granted-reloads	60,993	45.59
Exercised (includes shares tendered)	(2,496,395)	30.11
Forfeited	(2,795,977)	36.89

Balance at September 30, 2004	12,359,922	$41.90	10,447,436	$41.32

Total compensation expense for LNC incentive plans involving stock options for the nine months ended September 30, 2004 and 2003 was $16.4 million after-tax ($25.3 million pre-tax) and $19.2 million after-tax ($27.1 million pre-tax), respectively. Total compensation expense for LNC incentive plans involving stock options for the three months ended September 30, 2004 and 2003 was $5.1 million after-tax ($7.8 million pre-tax) and $6.5 million after-tax ($9.1 million pre-tax), respectively. Included in the above compensation is the acceleration of expense resulting from the 2004 and 2003 realignment activities.

Delaware Investment U.S. Inc. (“DIUS”) and DIAL Holding Company, Inc. (“DIAL”) Plans

At September 30, 2004, DIUS had 10,000,000 shares of common stock outstanding. Information with respect to the DIUS incentive plan involving stock options is as follows:

	Options Outstanding		Options Exercisable
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Balance at December 31, 2003	1,203,940	$102.97	427,880	$103.75
Granted-original	355,400	123.07
Exercised (includes shares tendered)	—	—
Forfeited	(189,031)	103.95

Balance at September 30, 2004	1,370,309	$108.04	587,494	$103.45

As discussed in Note 11, Delaware Investments completed the sale of its London-based international investment management unit (DIAL) in September 2004. DIAL had 10,000,000 shares of common stock outstanding as of December 31, 2003. At the closing, the buyer assumed responsibility for the DIAL option plan.

Compensation expense for the DIUS and DIAL incentive plans involving stock options for the nine months ended September 30, 2004 and 2003 totaled $7.5 million after-tax ($11.6 million pre-tax) and $7.2 million after-tax ($10.0 million pre-tax), respectively. Compensation expense for the DIUS and DIAL incentive plans involving stock options for the three months ended September 30, 2004 and 2003 totaled $2.7 million after-tax ($4.2 million pre-tax) and $2.6 million after-tax ($3.6 million pre-tax), respectively. Amounts attributable to DIAL were $0.5 million after-tax and $1.4 million after-tax for the three and nine month periods ended September 30, 2004.

Stock Appreciation Rights (“SARs”)

Information with respect to the LNC incentive compensation plan involving SARs is as follows:

	SARs Outstanding		SARs Exercisable
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Balance at December 31, 2003	1,599,524	$36.92	597,892	$36.45
Granted-original	190,250	47.58
Exercised (includes shares tendered)	(288,285)	27.96
Forfeited	(128,574)	41.55

Balance at September 30, 2004	1,372,915	$40.49	692,278	$39.61

Gross compensation expense for SARs for the nine months ended September 30, 2004 and 2003 was $3.4 million after-tax ($5.2 million pre-tax) and $1.8 million after-tax ($2.7 million pre-tax), respectively. Gross compensation expense for the LNC incentive plan involving SARs for the three months ended September 30, 2004 and 2003 was $0.2 million after-tax ($0.3 million pre-tax) and $0.7 million after-tax ($1.0 million pre-tax), respectively. As discussed in Note 6 to the audited consolidated financial statements in LNC’s annual report on Form 10-K for the year ended December 31, 2003, LNC hedges volatility in net income from the accounting treatment for the SARs program by purchasing call options on LNC stock. The mark-to-market (gain) loss on the call options reported as a component of compensation expense was ($1.5) million after-tax (($2.2) million pre-tax) and $1.3 million after-tax ($1.9 million pre-tax) for the nine months ended September 30, 2004 and 2003, respectively. The mark-to-market (gain) loss on the call options reported as a component of compensation expense was $0.3 million after-tax ($0.5 million pre-tax) and $0.5 million after-tax ($0.7 million pre-tax) for the three months ended September 30, 2004 and 2003, respectively. The SAR liability at September 30, 2004 and December 31, 2003 was $9.4 million and $9.8 million, respectively.

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

($ in millions)	1999 and 2000 Lincoln UK Plans
Restructuring reserve at December 31, 2003	$10.1

Amounts expended in the first nine months of 2004	1.6
Amounts reversed in the first nine months of 2004	—

Restructuring reserve at September 30, 2004	$8.5

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

($ in millions pre-tax)	Schaumburg Plan	Boston Office Consolidation	Fort Wayne Operations		Total
Employee severance and termination benefits	$3.2	$—	$0.3		$3.5
Write-off of impaired assets	—	0.1	3.2		3.3
Other Costs:
Termination of equipment leases	—	—	1.4		1.4
Rent on abandoned office space	0.9	0.5	19.5		20.9

Total 2001 Restructuring Charges	4.1	0.6	24.4		29.1
Amounts expended and written-off through Dec. 31, 2003	3.8	0.2	22.8		26.8
Amounts reversed through December 31, 2003	0.1	—	1.5		1.6

Restructuring reserve at December 31, 2003	0.2	0.4	0.1		0.7
Amounts expended in the first nine months of 2004	0.2	0.1	0.1	*	0.4
Amounts reversed in the first nine months of 2004	—	—	—		—

Restructuring reserve at September 30, 2004	$—	$0.3	$—		$0.3

Positions to be eliminated under original plan	27	—	9		36
Actual positions eliminated through September 30, 2004	26	—	19		45
Expected completion date	Completed	4th Quarter 2005	Completed

*	Additional expenditures of less that $100,000 were made in the third quarter of 2004 and were expensed as incurred.

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

($ in millions pre-tax)	Life Insurance Realignment Jan 2003	Fixed Annuity Consolidation Feb 2003	Realignment June/August 2003	Total
Total expected charges	$23.0	$5.0	$99.3	$128.0

Total 2003 Restructuring Charges	17.7	4.2	31.9	53.8
Amounts expended or written-off through December 31, 2003	16.3	3.6	18.8	38.7

Restructuring reserve at December 31, 2003	$1.4	$0.6	$13.1	$15.1

Additional amounts expended in 2003 that do not qualify as restructuring charges	$2.0	$0.5	$6.8	$9.3

Restructuring charges in the first nine months of 2004:
Employee severance and termination benefits	$—	$0.1	$10.5	$10.6
Write-off of impaired assets	—	—	1.9	1.9
Other Costs:
Rent on abandoned office space	0.1	—	4.9	5.0
Other	3.4	—	0.4	3.8

Total restructuring charges in the first nine months of 2004	3.5	0.1	17.7	21.3
Amounts expended or written-off in the first nine months of 2004	4.1	0.3	21.9	26.3

Restructuring reserve at September 30, 2004	$0.8	$0.4	$8.9	$10.1

Additional amounts expended in the first nine months of 2004 that do not qualify as restructuring charges	$—	$—	$12.3	$12.3

2004 annualized expense savings realized through September 30, 2004	$20.0	$6.4	$72.4	$98.8
Total expected annual expense savings	$20.0	$6.4	$97.6	$124.0
Expected completion date	2nd Quarter 2006	2nd Quarter 2006	1st Quarter 2006

Restructuring charges for the nine month period ended September 30, 2004 were reported as follows: Life Insurance Realignment — Life Insurance, Fixed Annuity Consolidation — Retirement, Realignment June/August — Retirement ($6.0 million), Life Insurance ($0.6 million), Investment Management ($1.6 million), and Other Operations ($9.5 million).

11. Sale of International Investment Unit

On September 24, 2004, LNC completed the sale of its London-based international investment management unit (DIAL) to the unit’s management group and an unaffiliated investor. At closing, LNC received $180.9 million in cash and relief of certain obligations of approximately $18.8 million. LNC’s gain from the transaction was $110.3 million pre-tax ($45.8 million after-tax). Investment Management’s results for the first nine months and third quarter of 2004 included approximately $12.4 million and $4.8 million, respectively, of net income from the international investment unit. Investment Management transferred $22.1 billion of assets under management for the international investment unit as a result of the sale. Of Investment Management’s remaining assets under management, approximately $8.1 billion are being sub-advised on LNC’s behalf by the acquirer. Assets under management subadvised to the acquirer include mutual funds, managed accounts, pooled trust funds, variable annuity funds, and advisory accounts of approximately $0.8 billion, $2.5 billion, $3.9 billion, $0.7 billion, and $0.2 billion, respectively, as of September 30, 2004.

12. Subsequent Event – Redemption of Debentures

On October 1, 2004, LNC redeemed all $120.3 million of its outstanding 9 1/8 Debentures due October 1, 2024 for an aggregate redemption amount of $125.5 million. Interest and debt expense in the fourth quarter of 2004 will include approximately $6.3 million ($4.1 million after-tax) relating to the call premium and unamortized issue costs relating to the redemption. LNC used general corporate funds to fund the redemption.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of LNC’s financial condition as of September 30, 2004, compared with December 31, 2003 and LNC’s results of operations for the three and nine months ended September 30, 2004, compared with the same periods last year. This discussion should be read in conjunction with Management’s Discussion and Analysis (“MD&A”) in LNC’s annual report on Form 10-K for the year ended December 31, 2003 (“2003 Form 10-K”), to which the reader is directed for additional information. The term “GAAP” refers to accounting principles generally accepted in the United States of America.

Forward-Looking Statements – Cautionary Language

Certain statements made in this report and in other written or oral statements made by LNC or on LNC’s behalf are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”). A forward-looking statement is a statement that is not a historical fact and, without limitation, includes any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain words like: “believe”, “anticipate”, “expect”, “estimate”, “project”, “will”, “shall” and other words or phrases with similar meaning. LNC claims the protection afforded by the safe harbor for forward-looking statements provided by the PSLRA.

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from the results contained in the forward-looking statements. Risks and uncertainties that may cause actual results to vary materially, some of which are described with the forward-looking statements include, among others:

•	Legislative, regulatory or tax changes, both domestic and foreign, that affect the cost of, or demand for, LNC’s products, the required amount of reserves and/or surplus, or otherwise affect our ability to conduct business, including changes to statutory reserves and/or risk-based capital requirements related to secondary guarantees under universal life and variable annuity products; restrictions on revenue sharing and 12b-1 payments; and the repeal of the federal estate tax;

•	The institution of legal or regulatory proceedings against LNC or its subsidiaries and the outcome of any legal or regulatory proceedings, such as: (a) adverse actions related to present or past business practices common in businesses in which LNC and its subsidiaries compete; (b) adverse decisions in significant actions including, but not limited to, actions brought by federal and state authorities, and extra-contractual and class action damage cases; (c) new decisions which change the law; and (d) unexpected trial court rulings;

•	Changes in interest rates causing a reduction of investment income, asset fees and demand for LNC’s products as well as on the margins of LNC’s fixed annuity and life insurance businesses;

•	A decline in the equity markets causing a reduction of asset fees that LNC charges on various investment and insurance products, an acceleration of amortization of deferred acquisition costs (DAC) and an increase in liabilities related to guaranteed benefit features of LNC’s variable annuity products, as well as related to the effectiveness of LNC’s various hedging strategies used to offset the impact of changes in the equity markets;

•	A deviation in actual experience regarding future persistency, mortality, morbidity, interest rates and equity market returns from LNC’s assumptions used in pricing its products, in establishing related insurance reserves, and in the amortization of intangibles that may result in an increase in reserves and a decrease in net income;

•	Changes in accounting principles generally accepted in the United States that may result in unanticipated changes to LNC’s net income;

•	Lowering of one or more of the LNC’s debt ratings issued by nationally recognized statistical rating organizations, and the adverse impact such action may have on LNC’s ability to raise capital and on its liquidity and financial condition;

•	Lowering of one or more of the insurer financial strength ratings of LNC’s insurance subsidiaries, and the adverse impact such action may have on the premium writings and profitability of its insurance subsidiaries;

•	Significant credit, accounting, fraud or corporate governance issues that may adversely affect the value of certain investments in the portfolios of LNC’s companies requiring that LNC realize losses on such investments;

•	The impact of acquisitions and divestitures, restructurings, product withdrawals and other unusual items, including LNC’s ability to integrate acquisitions and to obtain the anticipated results and synergies from acquisitions;

•	The adequacy and collectibility of reinsurance that LNC has purchased;

•	Acts of terrorism or war that may adversely affect LNC’s businesses and the cost and availability of reinsurance;

•	Competitive conditions that may affect the level of premiums and fees that LNC can charge for its products;

•	The unknown impact on LNC’s business resulting from changes in the demographics of LNC’s client base, as aging baby-boomers move from the asset-accumulation stage to the asset-distribution stage of life; and

•	Changes in general economic or business conditions, both domestic and foreign, that may be less favorable than expected and may affect premium levels, claims experience, the level of pension benefit costs and funding, and investment results.

The risks included here are not exhaustive. Other sections of this report, and LNC’s annual reports on Form 10-K, current reports on Form 8-K and other documents filed with the Securities and Exchange Commission include additional factors which could impact LNC’s business and financial performance. Moreover, LNC operates in a rapidly changing and competitive environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors.

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

INTRODUCTION

LNC has the following business segments: 1) Lincoln Retirement, 2) Life Insurance, 3) Investment Management and 4) Lincoln UK. LNC reports operations not directly related to a single business segment and unallocated corporate items (i.e., corporate investment income, interest expense on corporate debt, unallocated overhead expenses, and the operations of Lincoln Financial Advisors (“LFA”) and Lincoln Financial Distributors (“LFD”) and the amortization of the deferred gain on the sale of Lincoln Re, etc.) in Other Operations. Through its business segments, LNC provides fixed and variable annuities, life insurance and investment products and services.

All amounts stated in this “Management’s Discussion and Analysis” are on an after-tax basis except where specifically noted as pre-tax.

NEW ACCOUNTING PRONOUNCEMENTS

Statement of Accounting Position 03-1

In July 2003, the Accounting Standards Executive Committee (“AcSEC”) of the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (“the SOP”). LNC implemented the provisions of the SOP as of January 1, 2004. Adjustments arising from implementation, as discussed below, have been recorded in net income as a cumulative effect of accounting change.

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

GMDB Reserves. Although there was no method prescribed under generally accepted accounting principles for GMDB reserving until the issuance of the SOP, LNC’s Retirement segment has been recording a reserve for GMDBs. At December 31, 2003, LNC’s GMDB reserve was $46.4 million. Based upon a comparison of the requirements of the SOP to LNC’s established practice of reserving for GMDB, the adoption of the GMDB reserving methodology under the SOP resulted in a decrease to reserves of $9.7 million pre-tax. Under the SOP, GMDB reserves were $28.4 million at September 30, 2004.

Under the SOP, the reserve is calculated by multiplying the benefit ratio (present value of total expected GMDB payments over the life of the contract divided by the present value of total expected assessments over the life of the contract) by the cumulative assessments recorded from the contract inception through the balance sheet date less the cumulative GMDB payments plus interest. The change in the reserve for a quarter is then the benefit ratio multiplied by the assessments recorded for the quarter less GMDB claims paid in the quarter plus interest. If experience or assumption changes result in a new benefit ratio, the reserves are unlocked to reflect the changes in a manner similar to deferred acquisition costs (“DAC”).

Application of the SOP impacts estimated gross profits (“EGPs”) used to calculate amortization of DAC, the present value of acquired blocks of in-force policies (“ PVIF”), deferred sales inducements (“DSI”), and the liability for deferred front-end loads (“DFEL”). The new benefit ratio approach under the SOP will result in a portion of future GMDB fees being accrued as a liability for future GMDB reserves; therefore, EGPs are reduced, relative to the pre-SOP calculations. As a result, an unfavorable DAC/PVIF/DSI/DFEL unlocking was reported upon adoption of the SOP, and resulted in a negative cumulative effect adjustment of $43.2 million pre-tax.

The combined effects of the GMDB reserve requirements and related unlocking adjustments from implementation of the SOP resulted in a charge to net income for the cumulative effect of accounting change of $33.5 million pre-tax ($21.8 million after-tax) during the nine months ended September 30, 2004.

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

LNC previously deferred bonus credits as part of the DAC asset and reported the amortization of bonus credits as part of DAC amortization. Upon implementation of the SOP, LNC reclassified bonus credits of $45.2 million from

DAC to deferred sales inducements (“DSI”), which are reported in other assets on the balance sheet. Amortization of the deferred sales inducement asset is reported as part of benefit expense. Prior period balance sheet and income statement line item presentation has been reclassified to conform to the new basis of presentation.

LNC previously reported excess DCA interest as benefit expense when the excess interest was earned under the contract. As required by the SOP, during the first quarter of 2004, LNC began deferring excess DCA interest as deferred sales inducements and amortizing these deferred sales inducements as benefit expense over the expected life of the contract. While over the long run the same amount of excess DCA interest expense will emerge under the SOP as under LNC’s previous accounting method, because of the prospective treatment of new deferred sales inducements, LNC’s net income was slightly higher under the SOP for the first nine months and third quarter of 2004 relative to the approach used for the same periods last year. This pattern is expected to continue for near term financial reporting periods. Net income for the three and nine month periods ended September 30, 2004 increased $1.9 million and $5.6 million, respectively, compared to same periods in 2003 due to excess DCA interest capitalized under the SOP.

Separate Accounts. LNC’s accounting is consistent with the provisions of the SOP relating to the reporting and measuring of separate account product assets and liabilities as general account assets and liabilities when specific criteria are not met, as well as for the reporting and measuring seed money in separate accounts as general account assets, and for recognizing contract holder liabilities. The adoption of these provisions of the SOP did not have an effect on LNC’s financial statements.

Universal Life Contracts. LNC’s Life Insurance segment offers an array of individual and survivor-life universal life insurance products that contain features for which the SOP might apply. A review of the products and their features for possible SOP implications concluded that no additional reserves would be necessary with the exception of the MoneyGuard product. MoneyGuard is a universal life insurance product with an acceleration of death benefit feature that provides convalescent care benefit payments when the insured becomes chronically ill. There is an optional extension of benefit rider available that will provide continuation of the convalescent care benefit payments once the total benefits from the base policy have been exhausted. The optional extended benefit payments can be for 2 years, 4 years, or the remaining life of the insured. Charges for the extension rider are deducted from the base policy account value and vary by the length of extension period selected. For the first quarter of 2004, the adoption of the SOP resulted in a charge recorded as a cumulative effect of accounting change of $2.7 million after-tax for the extension of benefit feature in MoneyGuard.

FASB Staff Position No. FAS 97-1 - Situations in Which Paragraphs of FASB Statement No. 97 Permit or Require Accrual of an Unearned Revenue Liability

In June of 2004, the Financial Accounting Standards Board (“FASB”) issued Financial Staff Position FAS 97-1 (“FSP 97-1”), which is effective for the third quarter 2004. FSP 97-1 clarifies that the SOP did not restrict the recording of a liability for unearned revenue as defined in accordance with paragraphs 17(b) and 20 of Statement of Accounting Standards No. 97 “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments” to only those situations where profits are followed by expected losses. LNC has implemented the requirements of FSP 97-1, and they did not have any effect on LNC’s results of operations.

FASB Staff Position No. FAS - 106-2 - Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003

In May 2004, the staff of the FASB issued Financial Staff Position No. FAS 106-2 (“FSP 106-2”), which requires sponsors of a post-retirement health care plan that provides retiree prescription drug benefits to reflect the provisions of the Medicare Prescription Drug Improvement and Modernization Act of 2003 (“the Medicare Act”) in determining post-retirement benefit cost for the first annual or interim period starting after June 15, 2004.

LNC completed its analysis and incorporated the provisions of the Medicare Act in determining other post-retirement benefit costs and the accumulated post-retirement benefit obligation in third quarter of 2004. The implementation did not have a material effect on LNC’s results of operations. For additional information, see Note 9 to the Consolidated Financial Statements (unaudited) (the “Notes”) included in Part I, Item 1 of this Form 10-Q.

Due to these uncertainties about how participants in LNC’s post-retirement plan will elect to participate in the Medicare Act’s benefits, and the various uncertainties created by the current lack of guidelines for applying the Medicare Act’s provisions, LNC’s assessment of the effects of the provisions of the Medicare Act could change. Any change would be included in the financial statements in the period the change occurs. Any change is not expected to have a material effect on LNC.

EITF 03-1 - The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments

In March 2004, the FASB’s Emerging Issues Task Force (“EITF”) reached a final consensus on Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”(“EITF 03-1”). EITF 03-1 established impairment models for determining whether to record impairment losses associated with investments in certain equity and debt securities. It also required income to be accrued on a level-yield basis following an impairment of debt securities, where reasonable estimates of the timing and amount of future cash flows can be made. EITF 03-1 indicated that, although not presumptive, a pattern of selling investments prior to the forecasted recovery may call into question an investor’s intent to hold the security until it recovers in value. The application of this EITF 03-1 was to be effective for reporting periods beginning after June 15, 2004. However, in September the FASB directed the FASB staff to develop a staff position (“FSP”) providing further guidance on this topic. The FSP is expected to be issued in December 2004, but it is not known what the effective date of the FSP will be. LNC will continue to monitor developments concerning EITF 03-1 and is currently unable to estimate the potential effects of implementing EITF 03-1 on its consolidated financial condition or results of operations.

Critical Accounting Policies

The MD&A included in LNC’s 2003 Form 10-K, contains a detailed discussion of LNC’s critical accounting policies. The following information updates critical accounting policies provided in the Form 2003 10-K.

Critical Accounting Policy — Deferred Acquisition Costs (“DAC”), Present Value of In-Force (“PVIF”), Deferred Sales Inducements (“DSI”) and Deferred Front-End Loads (“DFEL”)

Statement of Financial Accounting Standard No. 97, “Accounting by Insurance Companies for Certain Long-Duration Contracts & Realized Gains & Losses on Investment Sales” (“FAS 97”) requires that acquisition costs for variable annuity contracts, universal and variable universal life insurance policies be amortized over the lives of the contracts in relation to the incidence of estimated gross profits (“EGPs”) derived from the contracts. EGPs vary based on policy persistency, mortality, fee income, investment margins, expense margins and realized gains/losses on investments. Each of these sources of profit is, in turn, driven by other factors. For example assets under management and the spread between earned and credited rates drive investment margins; net amount at risk drives the level of cost of insurance (“COI”) charges and reinsurance premiums. Movements in equity markets also have a significant impact on DAC amortization for the Retirement segment relative to its variable annuity block of business, for the Investment Management segment’s annuity-based 401K business, and, for the Lincoln UK unit-linked business, but have less impact on DAC amortization for the Life Insurance segment.

On a quarterly basis, LNC reviews estimates of current or future gross profits underlying the DAC amortization model and records a retrospective adjustment to the amount expensed (i.e., unlocks the DAC, PVIF and DSI), or earned (i.e. unlocks the DFEL). On an annual basis, LNC reviews and adjusts as necessary its prospective assumptions for amortization of DAC, PVIF, DSI and DFEL. As discussed further below, LNC completed its comprehensive review of assumptions during the quarter ended September 30, 2004.

Because equity market movements have a significant impact on the value of variable annuity and unit-linked accounts and the fees earned on these accounts, EGPs increase or decrease with movements in the equity markets. Movements in equity markets also have an impact on reserves and payments for the GMDB feature within certain annuity contracts. LNC’s assumption for the long-term annual gross growth rate of the equity markets used in the determination of DAC amortization and GMDB benefits is 9%, which is reduced by mortality and expense charges (“M&E”) and asset management charges.

Beginning in the fourth quarter of 2004, LNC will use new methodology to evaluate the carrying value of DAC, DSI and DFEL on its variable annuity and unit-linked product blocks of business. This methodology will not be applied to DAC, DSI and DFEL for LNC’s universal life, variable universal life, traditional life insurance, fixed annuities and other investment contracts as equity market performance does not have a significant impact on these products. Under this methodology, on each valuation date, future EGPs will be projected under a large number of future equity market scenarios in conjunction with best estimates of lapse rates, interest margins and mortality to develop a statistical distribution of the present value of future EGPs for each of the blocks of business. Because future equity market returns are impossible to predict, the underlying premise of this methodology is that best estimate projections of EGP as required by FAS 97 need not be affected by short-term and insignificant deviations from expectations in equity market returns, as occurs under LNC’s present methodology. However, long-term or significant deviations from expected equity returns may require a change to best estimate projections of EGPs and prospective unlocking of DAC. The statistically significant ranges are designed to identify when the equity market return deviations from expected returns have become significant enough to warrant a change of future EGP assumptions.

A set of pre-established confidence intervals (or corridors) around the mean of these scenarios will be utilized to calculate two separate statistically significant ranges of reasonably estimated EGPs. These corridors will then be compared to the present value of the EGPs used in the DAC, DSI and DFEL amortization model. If the present value of EGP assumptions utilized in the DAC amortization model were to exceed the margin of the reasonable range of statistically calculated EGPs, a revision of the EGPs used to calculate DAC, DSI and DFEL amortization may occur. If a revision is deemed necessary, future EGPs would be re-projected using the current account values at the end of the period during which the revision occurred along with a revised long-term annual equity market gross return assumption such that reprojected EGPs would be LNC’s best estimate of EGPs.

Notwithstanding these pre-established corridors, LNC could determine that a revision of the EGPs is necessary should a significant change in the equity markets occur or should other circumstances, including policyholder activity, suggest that the present value of future EGPs no longer represents management’s best estimate.

LNC is changing to the corridor methodology because management believes that the corridor approach results in more accurate EGPs. Given the usual fluctuation of the equity markets, management does not believe that small fluctuations are reflective of the EGPs of LNC’s variable annuity and unit-linked product blocks of business. However, under the corridor approach, it is larger or sustained trends in the equity markets that trigger a revaluation of EGPs, and these are types of changes to the equity markets that are more predictive of EGPs for these products.

Hedge Program for Guaranteed Minimum Benefits

As described in LNC’s 2003 Form 10-K, the Lincoln Retirement segment has begun implementing a hedging strategy designed to mitigate the income statement volatility caused by falling equity markets associated with the Lincoln Smart Security sm Advantage Guaranteed Minimum Withdrawal Benefit (“GMWB”) and LNC’s various GMDB features. The design of the hedging strategy is such that changes in actual hedge contracts move in the opposite direction of changes in the value of and reserves for the embedded guarantee of the GMWB or changes in the reserve for GMDB contracts subject to the hedging strategy.

With the adoption of the SOP, the reserves related to the GMDB embedded guarantee are now based on the application of a benefit ratio to fees charged for the embedded guarantee. The level and direction of the change in reserve will vary over time based on the emergence of the benefit ratio (which is based on both historical and projected future level of benefits) and the level of fees (both historical and projected) charged for the embedded guarantee. Because the GMDB reserves computed under the SOP are based upon projected long-term equity market return assumptions, and since the value of the hedging contracts will reflect current capital market conditions, the quarterly changes in values for the GMDB reserves and the hedging contracts may not offset each other on an exact basis. Despite these short-term fluctuations in values, LNC intends to continue to hedge its long-term GMDB exposure in order to mitigate the risk associated with falling equity markets. During the third quarter of 2004, LNC expanded its hedging program to cover substantially all exposures for these policies. Account balances covered in this hedging program combined with account balances for which there is no death benefit represent approximately 94% of total variable annuity account balances. This hedging program reflects the benefit designs of the segment’s products and has been effective to date.

LNC currently employs a dynamic hedging strategy for variable annuity products with a GMWB feature, which uses futures on U.S. -based equity indices to hedge against movements in the equity markets. As of September 30, 2004, there were no hedges in place for GMWB, as there was no required reserve for this feature due to the favorable performance of the equity market since the feature was introduced. As a result of continued strong flows from GMWB products and current and future product enhancements, LNC is evaluating the costs and benefits of expanding, and expects to expand, its hedging program to enable it to also use interest rate and equity derivative securities to hedge against changes in reserves associated with changes in interest rates and market volatility.

As part of LNC’s current hedging program, policyholder behavior and equity market conditions are monitored on a daily basis. LNC rebalances its hedge positions based upon changes in these factors as needed. While LNC actively manages its hedge positions, its hedge positions may not be effective to offset liabilities caused by movements in these factors due to, among other things, the time lag between changes in these factors and corresponding changes to the hedge positions, extreme swings in the equity markets, policyholder behavior, and divergence between the performance of the underlying funds and the hedging indices.

CONSOLIDATED OPERATIONS

Summary Financial Information

	Nine Months Ended September 30,		Three Months Ended September 30,
(in millions)	2004	2003	2004	2003
Insurance premiums	$220.2	$203.8	$70.6	$69.5
Insurance fees	1,166.4	1,040.5	392.5	357.9
Investment advisory fees	196.5	146.8	67.4	53.2
Net investment income	2,030.0	1,979.3	669.4	664.4
Realized gain (loss) on investments and derivative instruments (net of amounts restored/(amortized) to balance sheet accounts)	(64.0)	(75.2)	(27.5)	18.9
Gain (loss) on reinsurance embedded derivative/trading securities	0.5	—	(5.6)	—
Gain on sale of subsidiaries/business	134.4	—	110.3	—
Other revenue and fees	339.8	286.1	129.0	104.9

Total Revenue	4,023.8	3,581.3	1,406.1	1,268.8

Benefits	1,722.7	1,836.9	556.1	636.4
Underwriting, acquisition, insurance and other expenses	1,442.6	1,269.7	507.1	427.1
Interest and debt expenses	71.9	72.9	24.5	26.6

Total Benefits and Expenses	3,237.2	3,179.5	1,087.7	1,090.1
Federal income taxes	245.0	84.2	118.7	45.4

Income before cumulative effect of accounting changes	541.6	317.6	199.7	133.3
Cumulative effect of accounting change, net of tax	(24.5)	—	—	—

Net Income	$517.1	$317.6	$199.7	$133.3

Items Included in Net Income (after-tax):
Realized loss on investments and derivative instruments	$(41.6)	$(48.9)	$(17.9)	$(23.5)
Restructuring charges	(13.9)	(25.3)	(2.9)	(12.9)
Reserve development on business sold through indemnity reinsurance and related amortization of deferred gain	0.6	(18.7)	0.2	(18.5)
Loss on early retirement of subordinated debt	—	(3.7)	—	(3.7)
Gain on sale of subsidiaries/business	61.5	—	45.8	—
Net gain (loss) on reinsurance embedded derivative/trading securities	0.2	—	(3.7)	—
Cumulative effect of accounting change	(24.5)	—	—	—

Results of Operations

Net income for the three month and nine month periods ended September 30, 2004 increased significantly from the same periods in 2003. A key driver of 2004 results was the favorable performance of the equity markets in the last half of 2003, resulting in higher account values and assets under management. The S&P 500 index increased 12% from September 30, 2003 to September 30, 2004. The S&P 500 index declined 2% for the third quarter of 2004 and was level for the first nine months of 2004, compared with increases of 2% and 13% for the same periods of 2003. The increase in the equity markets positively affected net income through increased fee revenue. The impact of the equity markets is discussed in more detail within the discussion of results of operations by business segment. Growth in deposits and net flows also contributed to the increases in assets under management, which in turn increased fee revenues.

Further, in 2003, LNC recorded charges for reserve increases on the business sold to Swiss Re. Accordingly, net income for the first nine months and third quarter of 2003 includes a loss of $18.5 million (net of related deferred gain amortization) related to charges required by FAS 113 on increases in reserves for business sold through indemnity reinsurance to Swiss Re.

The table below provides a detailed comparison of items included within realized gain (loss) on investments and derivatives.

	Nine Months Ended September 30,		Three Months Ended September 30,
	2004	2003	2004	2003
Realized gains on investments	$98.0	$265.3	$30.9	$137.2
Realized losses on investments	(111.0)	(363.5)	(44.1)	(66.5)
Realized gains (losses) on derivative instruments	(14.4)	5.8	(5.6)	9.2
Amounts restored (amortized) to balance sheet accounts	(28.9)	24.6	(6.1)	(58.5)
Investment expenses	(7.7)	(7.4)	(2.6)	(2.5)

Total gain (loss) on investments and derivative instruments	$(64.0)	$(75.2)	$(27.5)	$18.9

Write-downs for other-than-temporary impairments included in realized losses	(61.2)	(209.5)	(33.1)	(35.4)

The three months ended September 30, 2004 included net realized losses on investments and derivatives compared to net realized gains in the same period of 2003. The increase in net realized losses is attributable to less gains being realized from sales of investments in 2004. The improvement in realized losses for the first nine months of 2004 was reflective of the improvements in the credit markets compared to the same period in 2003, as LNC experienced a decrease in the amounts of write-downs of fixed maturity securities available-for-sale as presented in the preceding table. The three months and nine months ended September 30, 2003, included a $36.4 million negative adjustment to DAC (i.e., amounts amortized to balance sheet accounts) within the Retirement and Life Insurance segments as part of the comprehensive review of DAC assumptions resulting from a refinement in the methodology related to the assumption for credit defaults and realized losses from sales and other than temporary impairments of available-for-sale securities. Additional details on LNC’s investment performance are provided in the “Consolidated Investments” section below.

Also included in revenues in 2004 are the effects of Financial Accounting Standards Board (“FASB”) Derivative Implementation Group Statement No. 133 Implementation Issue No. B36 (“DIG B36”), implemented at the beginning of the fourth quarter of 2003. This required LNC to recognize an embedded derivative resulting from the structure of several significant reinsurance arrangements.

Revenues and net income for the three and nine month periods ended September 30, 2004 include a gain from the previously announced management buyout agreement to sell the Investment Management segment’s London-based international investment management unit, Dial Holding Company, Inc. (“DIAL”). The after tax gain on sale was $45.8 million. For additional information on the sale, see the “Investment Management” discussion below.

Consolidated revenues also reflect the effects of favorable equity market performance on average account values and assets under management. The average level of the equity markets was higher for the first nine months and third quarter of 2004, compared to the same periods in 2003, resulting in higher fee income for the Lincoln Retirement and Lincoln UK segments. Also, contributing to this improvement was the growth in the Investment Management segment’s investment advisory revenues due to higher average retail and institutional assets under management from positive net flows and favorable equity markets.

The increase in net investment income for the three month and nine month periods ended September 30, 2004 from the same periods in 2003, includes additional commercial mortgage loan prepayment and bond makewhole premiums of $4.6 million and $39.7 million pre-tax, respectively. The increase in net investment income for the first nine months of 2004 also includes the receipt of approximately $21.9 million pre-tax of contingent interest on mortgage loans on real estate previously owned by LNC. Net investment income during the three and nine month periods of 2003 was affected by declining portfolio yields, which offset the favorable effect of asset growth from net flows.

Consolidated expenses for the third quarter of 2004 compared to the same quarter of 2003 were slightly lower and the consolidated expense for the nine months ended September 30, 2004 increased 1.8% over the same period in 2003. The increase resulted from growth in LNC’s business partially offset by the effect of spread management through lower crediting rates on interest-sensitive, contractholder deposit funds movements, and a reduction in the level of GMDB reserves and benefits. During the third quarter of 2004, LNC completed its annual comprehensive review of the assumptions underlying the amortization of DAC, PVIF and DFEL as well as the reserves related to GMDB. This review encompassed LNC’s four segments. As a result of this annual review of prospective assumptions and the quarterly review of estimated actual and future gross profits, for the three and nine months ended September 30, 2004, consolidated expenses included a net reduction of $0.4 million pre-tax for the effect of net positive unlocking. The consolidated positive impact of the prospective unlocking was $14.8 million pre-tax offset by consolidated retrospective unlocking of $14.4 million. The impact of the unlocking varied by segment. The factors impacting the unlocking are discussed further in respective segment discussion below.

Consolidated expenses for the three and nine months ended September 30, 2003 included a negative adjustment of $9.8 million pre-tax from the completion of a comprehensive review of the assumptions underlying the amortization of DAC, PVIF and DEFL. This review encompassed the Lincoln Retirement, Life Insurance, Investment Management and Lincoln UK segments. This negative unlocking resulted from modeling refinements relating to reinsurance premiums within the Life Insurance segment, and adjustments to assumptions and refinement of the amortization methodology within all segments.

Restructuring charges of $4.5 million and $21.4 million for the three and nine months periods of 2004, respectively, and $19.8 million and $38.9 million for the same periods of 2003 were the result of expense initiatives undertaken by LNC during 2003 to improve operational efficiencies. For additional information on restructuring charges, see Note 10 of the Notes.

Consolidated Deposits, Net Flows, And Assets Under Management

Key measures of LNC’s success are its deposits, net flows and assets under management as presented in the table below. Deposits are the result of sales of LNC’s products and represent the cash deposited into LNC’s accounts each period. Net flows represent the deposits net of withdrawals, payments on death and surrenders. Assets under management include LNC’s investment securities as well as those assets belonging to third parties but managed by LNC’s businesses.

	Nine Months Ended September 30,		Three Months Ended September 30,
(in billions)	2004	2003	2004	2003
Deposits (1):
Lincoln Retirement Segment	$6.6	$4.4	$2.2	$1.6
Life Insurance Segment	1.6	1.6	0.5	0.6
Investment Management Segment (including both retail and institutional deposits) (2)
Domestic	10.7	6.4	3.5	2.6
London-based International Investment Unit	4.6	1.4	1.3	0.8
Consolidating Adjustments (3)	(1.0)	(0.7)	(0.5)	(0.3)

Total Deposits	$22.5	$13.1	$7.0	$5.3

Net Flows (1):
Lincoln Retirement Segment	$2.1	$0.5	$0.7	$0.3
Life Insurance Segment	0.8	1.0	0.3	0.3
Investment Management Segment (including both retail and institutional net flows) (2)
Domestic	3.8	1.7	1.2	0.8
London-based International Investment Unit	3.3	0.4	0.6	0.4
Consolidating Adjustments (3)	(0.1)	0.1	(0.1)	—

Total Net Flows	$9.9	$3.7	$2.7	$1.8

	September 30,			December 31,
As of	2004	2003		2003
Assets Under Management by Advisor
Investment Management Segment (2):
External Assets	$49.0	$55.1		$62.8
Insurance-related Assets	44.0	43.0		43.0
Lincoln UK	7.8	6.9		7.7
Within Business Units (Policy Loans)	1.9	1.9		1.9
By Non-LNC Entities	29.9	23.9		25.2

Total Assets Under Management	$132.6	$130.8		$140.6

(1)	For additional detail of deposit and net flow information see the discussion of the Results of Operations by Segment.
(2)	In September 2004, LNC completed the sale of its London-based international investment management unit (DIAL), which had assets under management of $22.1 billion at the date of sale. For additional information see “Investment Management” segment discussion below.
(3)	Consolidating adjustments represent the elimination of deposits and net flows on products affecting more than one segment.

RESULTS OF OPERATIONS BY SEGMENT

LINCOLN RETIREMENT

For the periods indicated, Lincoln Retirement’s financial results and account values were as follows:

	Nine Months Ended September 30,			Three Months Ended September 30,
(in millions)	2004	2003	Increase (Decrease)	2004	2003	Increase (Decrease)
Net Income	$256.8	$190.6	34.7%	$90.8	$102.0	(11.0)%
Items Included in Net Income (after-tax):
Realized gain (loss) on investments and derivative instruments	(32.9)	(37.7)	12.7%	(15.7)	13.2	N/M
Restructuring charges	(4.0)	(9.5)	57.9%	(1.7)	(5.5)	69.1%
Net gain (loss) on reinsurance derivative/trading securities	1.4	—	N/M	(2.0)	—	N/M
Cumulative effect of accounting change (1)	(21.8)	—	N/M	—		N/M

Average Daily Variable Account Values	$37,467	$29,197		$37,675	$31,490

At September 30, (in millions)	2004	2003
Account Values

Variable Annuities	$38,698	$31,709

Fixed Annuities	21,633	21,132
Reinsurance Ceded	(2,316)	(2,264)

Total Fixed Annuities	19,317	18,868

Total Account Values	$58,015	$50,577

(1)	Cumulative Effect of Accounting Change for 2004 results from the implementation of the SOP. For additional information see “New Accounting Pronouncements” above.

Net Income Variances – Increase (Decrease) in the Period

From Prior Year Period

	Periods Ended September 30, 2004
(in millions, after-tax)	Nine Months	Three Months
Net Income	$66.2	$(11.2)
Significant Changes in Net Income:
Realized loss on investments and derivatives	4.8	(28.9)
Restructuring charges	5.5	3.8
Reinsurance embedded derivatives/trading securities	1.4	(2.0)
Cumulative effect of accounting change	(21.8)	—
Comprehensive assumption review – DAC/PVIF/DFEL/GMDB	19.5	19.5
Effects of equity markets*
Fee income	28.5	3.0
DAC/PVIF/DFEL	(6.5)	(4.7)
GMDB	(12.9)	(8.7)
Net flows	22.3	12.9
Contingent interest (after DAC)	6.5	—
Commercial mortgage loan prepayment and bond makewhole premiums	9.1	(-2.0)
Other DAC related	5.0	1.4
SOP sales inducements	3.4	(0.1)

*	Excludes the effects of equity markets on realized gains (losses) on investments and derivative investments and reinsurance embedded derivatives/trading securities.

Fee Income: Average daily variable annuity account values, a key driver of fee income for the segment, were above last year, reflecting the improvement of equity markets during the last nine months of 2003, and resulted in increased fee income for the three month and nine month periods ended September 30, 2004 relative to the same periods of 2003.

DAC, PVIF, DSI, DFEL and GMDB: Equity market performance in the third quarter and first nine months of 2004 was approximately 4.6% and 6.5% below the expected market performance used in LNC’s DAC assumptions, and significantly below the equity market performance experienced in the same periods last year. At September 30, 2004, Lincoln Retirement’s reversion to the mean gross growth rate assumption for the equity markets was 5.1%, which compares to the assumption of 4.2% at December 31, 2003. The performance of the equity markets resulted in unfavorable retrospective unlocking and net changes in amortization for DAC, PVIF and DSI compared with the same periods of 2003. In the third quarter of 2004, the expansion of the hedge of GMDB reserves was not in place until late July 2004. As a result, there was a $4.8 million pre-tax ($3.1 million after-tax) increase in expenses related to GMDB due to changes in equity markets during the month of July prior to putting the expanded hedge in place. As discussed in Note 2 to the Notes, under the SOP, GMDB reserves are not subject to the same period-to-period volatility from changes in the equity markets as was the case under LNC’s previous reserving methodology.

During the third quarter of 2004, LNC completed its annual comprehensive review of the assumptions underlying the prospective amortization of DAC, PVIF, DSI, DFEL and GMDB reserves. This review resulted in a favorable unlocking adjustment due to continued favorable contract retention and modeling refinements offset by spread compression. For the three and nine months ended September 30, 2004, the result of this prospective unlocking was a reduction in expenses of $32.3 million pre-tax ($21.0 million after-tax) compared to $2.3 million pre-tax ($1.5 million after-tax) reduction in expense from the comprehensive review completed in the same period in 2003. The segment’s retention as measured by lapse rate, which compares the overall level of withdrawals from period to period, was 8.94% and 8.89% for the three and nine months periods ended September 30, 2004. This compared to lapse rates of 8.47% and 9.15% for the same periods in 2003.

Investment Margins: Net investment income for the Lincoln Retirement segment for the three and nine months ended September 30, 2004 included $9.6 million pre-tax and $32.6 million pre-tax, respectively, from commercial mortgage loan prepayment and bond makewhole premiums. Net investment income for the first nine months of 2004 also included $13.0 million pre-tax of contingent interest income. Excluding these items, interest rate margins on fixed annuity products for the periods ending September 30, 2004 declined from the same periods last year. Annuity product investment rate margins represent the excess of the yield on earning assets over the average crediting rate. The yield on earning assets is calculated as net investment income on fixed product investment portfolios divided by average earning assets. The average crediting rate is calculated using interest credited on annuity products less bonus credits and excess dollar cost averaging interest, divided by the average fixed account values net of coinsured account values. Fixed account values reinsured under modified coinsurance agreements are included in account values for this calculation.

The table below summarizes the changes in the interest rate margin. Although the net investment income yield declined year over year, LNC was able to reduce crediting rates to substantially offset this decrease. For more information on investment margins and the interest rate risk due to falling interest rates see “Item 3, Quantitative and Qualitative Disclosures About Market Risk” in this Form 10-Q.

	Nine Months Ended September 30,			Three Months Ended September 30,
	2004	2003	Increase (Decrease) - basis points	2004	2003	Increase (Decrease) - basis points
Net investment income yield	6.30%	6.50%	(20)	6.14%	6.42%	(28)
Interest rate credited to policyholders	3.93%	4.30%	(37)	3.90%	4.20%	(30)

Interest rate margin	2.37%	2.20%	17	2.24%	2.22%	2

Effect on Yield and Interest Rate Margin

Contingent interest	0.08%	—%	8	—%	—%	—
Commercial mortgage loan prepayment and bond makewhole premiums	0.21%	0.07%	14	.19%	.15%	4

Interest rate margin adjusted for above items	2.08%	2.13%	(5)	2.05%	2.07%	(2)

Average Fixed Annuity Account Values (in billions)	$20.366	$19.774		$20.568	$20.041

Effect on Net Income (After-tax, After DAC) (in millions)
Contingent interest	$6.5	$—		$—	$—
Commercial mortgage loan prepayment and bond makewhole premiums	15.0	7.5		4.8	6.4

Effect on Net Income	$21.5	$7.5		$4.8	$6.4

Guaranteed Minimum Death Benefit Reserves

At September 30, 2004, Lincoln Retirement’s net amount at risk (“NAR”) was $1.4 billion and the GAAP and statutory reserves related to contracts with a GMDB feature were $28.4 million and $60.6 million, respectively. The comparable amounts at December 31, 2003 were a NAR of $1.5 billion, GAAP reserves of $46.4 million and statutory reserves of $58.9 million. At any point in time the NAR is the difference between the potential death benefit payable and the total account value, with a floor of zero (when account values exceed the potential death benefit there is no amount at risk). Accordingly, the NAR represents the maximum amount Lincoln Retirement would have to pay if all policyholders died. See the table below for additional statistics related to GMDB as of September 30, 2004:

	Type of GMDB Feature
	Return of Premium	Annual High Water Mark	5% Roll-up	No GMDB	Total
Variable Annuity Account Value (billions)	$26.2	$14.0	$0.3	$5.4	$45.9
% of Total Annuity Account Value	57.1%	30.5%	0.6%	11.8%	100.0%
Average Account Value	$37,657	$76,670	$106,351	$52,552	$49,302
Average NAR	$3,101	$9,316	$12,276	N/A	$6,421
NAR (billions)	$0.4	$1.0	$—	N/A	$1.4
Average Age of Contract Holder	52	62	65	59	55
% of Contract Holders > 70 Years of Age	10.8%	27.9%	33.2%	24.0%	16.1%

LNC has variable annuity contracts containing GMDB’s, which have a dollar for dollar withdrawal feature. As of September 30, 2004, there were 690 contracts for which the death benefit to account value ratio was greater than ten to one. The NAR on these contracts was $47.4 million. Effective May 2003, the GMDB feature offered on new sales is a pro-rata GMDB feature whereby each dollar of withdrawal will reduce the GMDB benefit in proportion to the current GMDB to account value ratio.

Net Flows

Lincoln Retirement’s product deposits, withdrawals and net flows were as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
(in millions)	2004	2003	2004	2003
Variable Portion of Annuity Deposits	$4,255	$2,032	$1,424	$800
Variable Portion of Annuity Withdrawals (1)	(2,865)	(2,376)	(936)	(809)

Variable Portion of Annuity Net Flows	1,390	(344)	488	(9)
Fixed Portion of Variable Annuity Deposits	1,544	1,265	563	434

Fixed Portion of Variable Annuity Withdrawals	(823)	(836)	(268)	(254)

Fixed Portion of Variable Annuity Net Flows	721	429	295	180

Total Variable Annuity Deposits	5,799	3,297	1,987	1,234
Total Variable Annuity Withdrawals	(3,688)	(3,212)	(1,204)	(1,063)

Total Variable Annuity Net Flows	2,111	85	783	171
Fixed Annuity Deposits	834	1,068	220	344
Fixed Annuity Withdrawals	(817)	(681)	(286)	(238)

Fixed Annuity Net Flows	17	387	(66)	106

Total Annuity Deposits	6,633	4,365	2,207	1,578
Total Annuity Withdrawals	(4,505)	(3,893)	(1,490)	(1,301)

Total Annuity Net Flows	$2,128	$472	$717	$277

Incremental Deposits (2)	$6,460	$4,253	$1,380	$1,543

(1)	Variable Annuity Withdrawals for 2004 include $65 million from LNC’s termination of a variable annuity contract used to partially mitigate the earnings effects created by changes in the value of LNC’S unfunded deferred compensation plan liability that result from changes in value of the underlying investment options. For additional information see Note 9 of the Notes.

(2)	Incremental Deposits represent gross deposits reduced by transfers from other Lincoln Annuity products.

LNC has been following a two-pronged approach to improving net flows over the last few years. Attracting new deposits and retaining existing accounts are key drivers of the Retirement segment’s ability to achieve profitable future earnings growth. Variable product deposits were up 76% and 61% in first nine months and third quarter of 2004, respectively, over the same periods in 2003, while fixed product deposits were down 22% and 36%, respectively, over the same periods in the prior year. Through the third quarter of 2004, the Retirement segment has experienced 13 consecutive quarters of positive net flows.

New Deposits

	Nine Months Ended September 30,		Three Months Ended September 30,
(in Millions)	2004	2003	2004	2003
Individual Annuities
Variable	$4,352	$2,013	$1,552	$824
Fixed	429	698	113	252

Total Individual	4,781	2,711	1,665	1,076

Employer-Sponsored Annuities
Variable	1,447	1,282	435	410
Fixed	405	372	107	92

Total Employer-Sponsored	1,852	1,654	542	502

Total Annuity Deposits
Variable	5,799	3,295	1,987	1,234
Fixed	834	1,070	220	344

Total Annuities	$6,633	$4,365	$2,207	$1,578

New deposits are an important component of LNC’s effort to grow the annuity business. In the past several years, this effort has concentrated on both product and distribution breadth. Annuity deposits improved significantly in the first nine months and third quarter of 2004 compared to the same periods in 2003, with deposit growth in both the individual variable annuity business and the employer-sponsored business.

LNC’s growth in 2004 in individual variable annuity deposits was primarily a result of increased deposits from the introduction of the Lincoln Smart Securitysm Advantage benefit in June of 2003. Lincoln ChoicePlussm and American Legacy variable annuity gross deposits were up 130% for the nine months ended September 30, 2004 to $4.2 billion compared to $1.8 billion for the same period of 2003, as a result of the addition of the GMWB feature of the Lincoln Smart Securitysm Advantage benefit. As of September 30, 2004, approximately 10% of contractholders based on deposits that elected this feature have elected automatic withdrawal benefits at the 7% level and a total of 22%, based on account values, are taking withdrawals at some level. During the third quarter of 2004, approximately 53% of new variable annuity deposits have elected the GMWB feature on contracts where it was available.

In addition to the introduction of the Lincoln Smart Securitysm Advantage feature, Lincoln Financial Distributors (“LFD”) began adding wholesalers in the latter part of 2003, and is continuing this expansion in 2004. From September 30, 2003 to September 30, 2004, LFD has added approximately 50 wholesalers. The increase in wholesalers contributed to the growth in deposits and is expected to continue to increase deposits.

Individual fixed annuity deposits experienced a decline for the first nine months and third quarter of 2004 compared to the same periods of 2003. The decline in fixed annuity deposits is primarily due to the continued low interest rate environment. LNC has approached the fixed annuity marketplace on an opportunistic basis throughout 2003 and into 2004, generally offering rates that are consistent with LNC’s required spreads. Unless interest rates begin to increase, LNC expects this trend of lower fixed annuity deposits to continue.

LNC’s Alliance program continued to experience strong deposit growth in the employer-sponsored business. The Alliance program enables the Retirement segment to sell a multi-manager mutual fund based product within the employer-sponsored marketplace. Variable product deposits of the Alliance program were $169 million and $608 million in the three and nine month periods ending September 30, 2004, respectively, increases of 32% and 13%, respectively, from the same periods last year.

Statutory Reserves and Capital

The National Association of Insurance Commissioners and the Life and Health Actuarial Task Force are expected to introduce new requirements for calculating the required surplus to support, and reserves in connection with, variable annuity products with death and living benefit guarantees. There are still significant issues outstanding that make it difficult for LNC to evaluate the effect of the proposed requirements on the statutory capital and surplus of its insurance subsidiaries. However, the adoption of the new requirements, expected to be effective beginning in 2005, may require significant increases in required surplus and statutory reserves supporting variable annuities.

LIFE INSURANCE

For the periods indicated, the Life Insurance segment’s financial results were as follows:

	Nine Months Ended September 30,			Three Months Ended September 30,
(in millions)	2004	2003	Increase (Decrease)	2004	2003	Increase (Decrease)
Net Income	$191.6	$169.9	12.8%	$52.0	$55.8	(6.8)%
Items Included in Net Income (after-tax):
Realized loss on investments and derivative instruments	(8.0)	(11.3)	29.2%	(1.6)	(1.3)	(23.1)%
Restructuring charges	(2.7)	(10.0)	73.0%	(0.6)	(1.6)	62.5%
Net loss on reinsurance derivative/trading securities	(1.4)	—	N/M	(1.2)	—	N/M
Cumulative effect of accounting change (1)	(2.7)	—	N/M	—	—	N/M

Net Income Variances – Increase (Decrease) in the Period

From Prior Year Period

	Periods Ended September 30, 2004
(in millions, after-tax)	Nine Months	Three Months
Net Income	$21.7	$(3.8)
Significant Changes In Net Income:
Realized loss on investments and derivatives	3.3	(0.3)
Restructuring charges	7.3	1.0
Cumulative effect of accounting change	(2.7)	—
Comprehensive assumption review – DAC/PVIF/DFEL	(2.4)	(8.9)
Effects of equity markets(2) -
Fee income (net of DAC)	0.9	0.2
DAC	(1.5)	(0.6)
Contingent interest (net of DAC)	3.7	—
Commercial mortgage loan prepayment and bond makewhole premiums (net of DAC)	6.5	3.6
Interest rate margins (including earnings on investment partnerships) (net of DAC)	8.6	4.2

(1)	Cumulative effect of accounting change for 2004 results from the implementation of the SOP.
(2)	Excludes the effects of equity markets on realized gains (losses) on investments and derivative investments.

DAC, PVIF, DFEL: As stated above, in the third quarter 2004, LNC undertook its annual comprehensive review of the assumptions underlying the amortization of DAC, PVIF and DFEL. The segment reviewed the various assumptions including investment rate margins and retention. As a result of this comprehensive review, for the three and nine months ended September 30, 2004, the Life Insurance segment DAC/PVIF/DFEL had negative unlocking of $23.7 million pre-tax ($15.4 million after-tax). The negative unlocking in the third quarter of 2004 resulted primarily from a reduction in the assumption of future investment yields. The prospective unlocking in the third quarter is expected to increase the amortization expense by $3.0 million pre-tax ($2.0 million after-tax) per quarter going forward.

For the three and nine months ended September 30, 2003, the Life Insurance segment also experienced negative prospective DAC unlocking of $17.7 million pre-tax ($11.5 million after-tax) and $31.4 million pre-tax ($20.4 million after-tax), respectively. The negative unlocking in 2003 resulted primarily from revised assumptions regarding face amount reductions and reinsurance premiums. The 2003 change in assumptions resulted in lower future EGPs, leading to increased DAC amortization for the first nine months and third quarter of 2004. Refer to the discussion of the Life Insurance segment beginning on page 41 of LNC’s 2003 Form 10-K for additional information on the effects of reductions in face amount of policyholder coverages on the Life Insurance segment’s net income.

Interest Rate Margins: As presented in the table below, interest rate margins for the Life Insurance segment improved in the three and nine month periods ended September 30, 2004, compared to the same periods last year. Net investment income for the Life Insurance segment for the three and nine months ended September 30, 2004 includes $9.7 million pre-tax and $20.0 million, respectively, from commercial mortgage loan prepayment and bond makewhole premiums, and the nine months ended September 30, 2004 also includes $8.9 million pre-tax of contingent interest income. Interest sensitive products include universal life (“UL”) and interest-sensitive whole life and provide for interest to be credited to policyholder accounts. Traditional non-par products include term and whole life insurance with interest income used to build the policy reserves. The table below provides information on the effects on interest rate margin and net income from commercial mortgage loan prepayment and bond makewhole premiums for the periods ended September 30, 2004 and 2003. At September 30, 2004, interest-sensitive products represented 88.3% of total interest sensitive and traditional non-par earning assets, compared to 87.7% at September 30, 2003. At September 30, 2004, 29.5% of the interest sensitive account values have crediting rates at contract guaranteed levels and 40.8% have crediting rates within 50 basis points of contractual guarantees. For information on interest rate margins and the interest rate risk due to falling interest rates, see “Item 3, Quantitative and Qualitative Disclosures About Market Risk” in this Form 10-Q.

	Nine Months Ended September 30,			Three Months Ended September 30,
	2004	2003	Increase (Decrease) - basis points	2004	2003	Increase (Decrease) - basis points
Interest Sensitive Products
Net investment income yield	6.73%	7.06%	(33)	6.62%	6.90%	(28)
Interest rate credited to policyholders	4.88%	5.43%	(55)	4.79%	5.37%	(58)

Interest rate margin	1.85%	1.63%	22	1.83%	1.53%	30
Effect on Yield and Interest Rate Margin
Contingent interest	0.08%	—%	8	—%	—%	—
Commercial mortgage loan prepayment and bond makewhole premiums	0.23%	0.04%	19	0.29%	0.04%	25

Interest rate margin after the above items	1.54%	1.59%	(5)	1.54%	1.49%	5

Effect on Net Income (After-tax, After DAC)
Contingent interest	$2.1	$—	$2.1	$—	$—	$—
Commercial mortgage loan prepayment and bond makewhole premiums	6.4	1.1	5.3	2.8	0.3	2.5

	$8.5	$1.1	$7.4	$2.8	$0.3	$2.5

Traditional Products
Net investment income yield	6.98%	7.09%	(11)	6.97%	6.99%	(2)

Effect on Yield
Contingent interest	0.23%	—%	23	—%	—%	—
Commercial mortgage loan prepayment and bond makewhole premiums	0.21%	0.04%	17	0.59%	0.11%	48

Net investment income yield after the above items	6.54%	7.05%	51	6.38%	6.88%	50

Effect on Net Income (After-tax)
Contingent interest	$1.6	$—	$1.6	$—	$—	$—
Commercial mortgage loan prepayment and bond makewhole premiums	1.5	0.3	1.2	1.4	0.3	1.1

	$3.1	$0.3	$2.8	$1.4	$0.3	$1.1

First Year Premiums, Net Flows, Account Values and In-force

	Nine Months Ended September 30,			Three Months Ended September 30,
	2004	2003	Increase (Decrease)	2004	2003	Increase (Decrease)
First Year Premiums - by Product (in millions)
Universal Life
Excluding MoneyGuard	$286.5	$292.5	(2.1)%	$90.1	$114.2	(21.1)%
MoneyGuard	177.9	153.3	16.0%	60.7	58.2	4.3%

Total Universal Life	464.4	445.8	4.2%	150.8	172.4	(12.5)%
Variable Universal Life	57.4	55.1	4.2%	17.2	16.6	3.6%
Whole Life	28.0	22.0	27.3%	9.7	8.5	14.1%
Term	31.6	29.3	7.8%	10.4	10.5	(1.0)%

Total Retail	581.4	552.2	5.3%	188.1	208.0	(9.6)%
Corporate Owned Life Insurance (“COLI”)	53.3	96.0	(44.8)%	29.2	23.7	23.2%

Total First Year Premiums	$634.7	$648.2	(2.1)%	$217.3	231.7	(6.2)%

Net Flows (in millions)
Deposits	$1,557	$1,598	(2.6)%	$548	$586	(6.5)%
Withdrawals & Deaths	(718)	(622)	(15.4)%	(248)	(231)	(7.4)%

Net Flows	$839	$976	(14.0)%	300	355	(15.5)%

Policyholder Assessments	$809	$772	4.8%	$272	$262	3.8%

At September 30, (in millions)	2004	2003	Increase
Account Values
Universal Life	$9,444	$8,782	7.5%
Variable Universal Life	2,275	1,991	14.3%
Interest-Sensitive Whole Life	2,193	2,185	0.4%

Total Life Insurance Account Values	$13,912	$12,958	7.4%

In Force - Face Amount
Universal Life and Other	$130,988	$127,855	2.5%
Term Insurance	167,979	145,480	15.5%

Total In-Force	$298,967	$273,335	9.4%

Total first year premiums for the periods ended September 30, 2004 declined from the same periods last year. First year premiums for the nine months ended September 30, 2003 include the results of a large COLI case with first year premiums of $33.2 million. The increase in first year premiums in UL for the nine months ended September 30, 2004 compared to the same period in 2003 was driven by sales of MoneyGuard, a UL product with a long-term care rider.

First year premiums from retail life insurance products through LNC distribution organizations were mixed, increasing 5.3% for the first nine months and declining 9.6% in the third quarter of 2004. First year premiums through LNC’s financial planning organization, Lincoln Financial Advisors (“LFA”) declined 7.7% and 27.2% for the first nine months and third quarter of 2004, respectively, relative to the same periods in 2003. First year premiums through LFD were up 4.5% and down 3.1% for the first nine months and third quarter of 2004, respectively, compared with the same periods of 2003. The decline in first year premiums for the three months was due to increased competition in the market place in 2004. Life Insurance introduced a new UL product during the third quarter 2004, which is expected to compete better with UL products currently in the marketplace. However, LNC will continue to maintain its pricing discipline and underwriting standards with respect to existing products and in the development of new products.

The National Association of Insurance Commissioners as well as certain state insurance regulators are evaluating changes to statutory reserving requirements for life insurance companies related to universal life products with secondary guarantees, such as lapse protection riders. Although potential changes are still being reviewed, any change that would have the effect of increasing statutory reserves could affect product design and pricing, and as such could impact the availability and profitability of these products. If the changes are adopted on a retroactive basis, it could impact the capital required to support the existing UL business.

Refer to the discussion of the Life Insurance segment beginning on page 41 of LNC’s 2003 Form 10-K for additional information on this segment, including discussion of the impact of the levels of mortality risk that have been transferred to reinsurers, the mix of product sales, and the unusual levels of reductions in face amount of policyholder coverages on the Life Insurance segment’s revenues and net income.

INVESTMENT MANAGEMENT

For the periods indicated, the Investment Management segment’s financial results were as follows:

	Nine Months Ended September 30,			Three Months Ended September 30,
	2004	2003	Increase (Decrease)	2004	2003	Increase (Decrease)
Net Income	82.6	12.0	588.3%	58.1	6.3	822.2%
Items Included in Net Income (after-tax):
Realized gain (loss) on investments	(0.6)	(0.1)	(500.0)%	(0.2)	0.1	(300)%
Restructuring charges	(1.0)	(3.5)	71.4%	—	(3.5)	N/M
Gain on sale of subsidiary	45.8	—	N/M	45.8	—	N/M

NM - Not Meaningful

Net Income Variances – Increase (Decrease) in the Period

From Prior Year Period

	Periods Ended September 30, 2004
(in millions, after-tax)	Nine Months	Three Months
Net Income Increase	$70.6	$51.8

Significant Changes in Net Income:
Realized gain (loss) on investments	(0.5)	(0.3)
Restructuring charges	2.5	3.5
Gain on sale of subsidiary	45.8	45.8
Effects of financial markets/net flows, variable expenses and other	22.5	2.8
Other financial markets related variances
Seed capital	(2.5)	(1.6)
Deferred compensation liability	1.6	0.4
Comprehensive assumption review – DAC	2.0	2.0

Net Income: Net income for the three and nine month periods ended September 30, 2004 includes the gain from the sale of the London-based international investment unit discussed below. Also contributing to the improvements in the 2004 periods relative to the prior year periods are increased investment advisory fees generated by higher assets under management. The higher average level of retail and institutional assets under management for the first nine months and third quarter of 2004 compared to the same 2003 periods were a result of rising equity markets and positive net flows. The positive net flows are a result of market recognition of the investment performance for both institutional and retail funds managed by the segment, and to a lesser extent, expanded distribution of the segment’s products by LFD, which is discussed further below.

The segment’s net income for the third quarter and first nine months of 2004 included a decrease from the change in value of seed capital relative to the same periods of 2003. In addition to a decline in the investment returns on seed capital, the level of seed capital was lower at September 30, 2004 than in 2003 as certain funds reached appropriate size resulting in the segment returning seed capital to LNC. Seed capital refers to the amount of capital invested to start a new fund. Seed capital investments are accounted for in a manner consistent with trading securities with changes in fair market value reported through net income as a component of revenue. During the second quarter 2004, LNC entered into a total return swap agreement to hedge the affect of changes in LNC’s deferred compensation liability due to changes in equity markets. The swap reduced the impact of equity changes on the deferred compensation liability relative to prior periods. The effect of the swap is allocated to each of LNC’s segments. For more information on the deferred compensation liability, see Note 9 of the Notes.

DAC: During the third quarter of 2004, the Investment Management segment performed its annual comprehensive review of DAC assumptions related to the annuity based 401(k) business (“Director”). As a result, a reduction to expense was recorded in the third quarter of 2004 for prospective unlocking of approximately $3.0 million pre-tax ($2.0 million after-tax). The unlocking was primarily related to the segment’s continued improvement in retention rates. In the third quarter of 2003, the annual review did not result in material prospective unlocking.

Outsourcing: In the third quarter of 2004, the Investment Management segment outsourced its mutual fund based 401(k) record-keeping business. As a result, approximately $0.8 billion of the retirement accounts were transferred to third parties during the third quarter of 2004. Approximately $0.2 billion of the retirement accounts remain at September 30, 2004, but are expected to be transferred to third parties during the fourth quarter of 2004.

DIAL Sale: On September 24, 2004, LNC completed the sale of its London-based international investment unit (DIAL) to the unit’s management group and an unaffiliated investor. At closing, LNC received $180.9 million in cash and relief of certain obligations of approximately $18.8 million. LNC’s after-tax gain from the transaction was $45.8 million. LNC expects to use the sales proceeds for general corporate purposes, including but not limited to share repurchase. Investment Management’s results for the first nine months and third quarter of 2004 included approximately $12.4 million and $4.8 million, respectively, of net income from the international investment unit. Investment Management transferred $22.1 billion of assets under management for the international investment unit as a result of the sale. Of Investment Management’s remaining assets under management, approximately $8.1 billion are being sub-advised on LNC’s behalf by the acquirer. Assets under management subadvised to the acquirer include mutual funds, managed accounts, pooled trust funds, variable annuity funds, and advisory accounts of approximately $0.8 billion, $2.5 billion, $3.9 billion, $0.7 billion, and $0.2 billion, respectively, as of September 30,2004.

Assets Under Management and Client Net Flows

September 30, (in millions)	2004	2003	Increase (Decrease)
Assets Under Management

Retail-Equity	$22,620	$17,961	25.9%
Retail-Fixed	8,060	8,083	(0.3)%

Total Retail	30,680	26,044	17.8%

Institutional-Equity	10,490	21,008	(50.1)%
Institutional-Fixed	7,906	8,077	(2.1)%

Total Institutional	18,396	29,085	(36.8)%

Insurance-related Assets	44,047	42,984	2.5%

Total Assets Under Management (1)	$93,123	$98,113	(5.1)%

	Nine Months		Three Months
Periods Ended September 30 (in millions)	2004	2003	2004	2003

Retail:
Equity fund deposits	$5,084	$2,581	$1,480	$1,051
Equity redemptions and transfers	(3,021)	(2,056)	(996)	(594)

Net Flows	2,063	525	484	457

Fixed income fund deposits	1,389	1,336	425	443
Fixed redemptions and transfers	(1,487)	(1,175)	(529)	(530)

Net Flows	(98)	161	(104)	(87)
Total retail
Deposits	6,473	3,917	1,905	1,494
Redemptions and transfers	(4,508)	(3,231)	(1,525)	(1,124)

Net Flows	1,965	686	380	370

Institutional:
Equity fund inflows/deposits	5,779	2,607	1,912	1,386
Equity withdrawals and transfers	(3,222)	(1,747)	(1,317)	(918)

Net Flows	2,557	860	595	468

Fixed income fund inflows	3,034	1,274	947	556
Fixed withdrawals and transfers	(508)	(717)	(162)	(226)

Net Flows	2,526	557	785	330

Total Institutional
Inflows/deposits	8,813	3,881	2,859	1,942
Withdrawals and transfers	(3,730)	(2,464)	(1,479)	(1,144)

Net Flows	5,083	1,417	1,380	798

Combined Retail and Institutional:
Deposits/inflows	15,286	7,798	4,764	3,436
Redemptions, withdrawals and transfers	(8,238)	(5,695)	(3,004)	(2,268)

Total Retail and Institutional Net Flows	$7,048	$2,103	$1,760	$1,168

(1) Sale of Subsidiary – Assets Under Management Transferred to Buyer:

Retail equity	$319		$319
Institutional equity	18,664		18,664
Institutional fixed income	3,124		3,124

Total	$22,107		$22,107

Note: The net flows in the above table exclude the transfer of $776 million related to the outsourced mutual fund based 401(k) record-keeping business in the third quarter of 2004. Deposits in the above table and in the following discussion include purchases of mutual funds, deposits in variable annuity funds, and inflows in advisory accounts.

The decline in assets under management in the period presented above is primarily the result of the sale of DIAL. This decline was partially offset by market value gains and positive net flows. Market value gains in the twelve-month period ending September 30, 2004 were $3.2 billion in retail and $4.9 billion in institutional. Excluding the effects from the DIAL sale, positive net flows across equity and fixed income products account for the growth in both institutional and retail assets under management. Retail net flows reflect higher deposits partially offset by higher withdrawals. The combined net inflows for the nine month period ended September 30, 2004, were the highest since LNC acquired Delaware in 1995.

The following table presents Investment Management’s net flows with and without DIAL.

	Nine Months Ended September 30,			Three Months Ended September 30,
(in millions)	2004	2003	% Change	2004	2003	Increase
As reported above	$7,048	$2,103	235%	$1,760	$1,168	51%
DIAL	3,268	400	717%	524	364	44%

Excluding DIAL	$3,780	$1,703	122%	$1,236	$804	54%

Deposits into Delaware’s mutual funds through LFA increased approximately 84% and 28% in the first nine months and third quarter of 2004, respectively, compared to the same periods in 2003, and improved during the first nine months of 2004 to approximately 10% of LFA’s total mutual fund sales compared to 7% in the same period of 2003. Deposits into mutual funds, managed accounts and 401(k) products distributed by LFD increased 80% and 40% in the first nine months and third quarter of 2004, respectively, compared to the same periods in 2003, reflecting the addition of wholesalers in LFD and market recognition of Delaware’s favorable investment performance.

Investment Performance

Investment performance is a key driver of Delaware’s ability to attract new sales, retain existing assets and improve net flows. On the institutional side, for the 12 months ended September 30, 2004, 6 of the 8 largest product composites met or outperformed their respective indices, compared to 5 out of 8 for the 12 months ended September 30, 2003. Performance of managed accounts for the 12 months ended September 30, 2004 was 3 out of 6 compared to 1 out of 6 for the 12 months ended September 30, 2003.

Delaware closely monitors the relative performance of individual funds. Fund performance is compared to a benchmark group of peer funds having similar investment characteristics and objectives. In addition, performance in various key categories as reported to Lipper, one of the leading providers of mutual fund research, is also used by Delaware in measuring its funds’ performance.

The following table summarizes the September 2004 and 2003 performance for the largest 25 mutual funds in the Delaware family of funds as well as the number of Delaware funds included in a Lipper Leader category.

Delaware’s family of funds does not include variable annuity funds and mutual funds managed by Delaware for certain LNC affiliates or other third parties.

Twelve Months Ended September 30,	2004	2003
Top 25 Largest Funds performing in the top half of their respective Lipper universes (based on assets under management):
Number of Funds	21	19
Percentage of total assets	84%	76%

LINCOLN UK

For the periods indicated, Lincoln UK’s financial results, account values, in-force and exchange rates were as follows:

	Nine Months Ended September 30,			Three Months Ended September 30,
(in millions)	2004	2003	Increase (Decrease)	2004	2003	Increase
Net Income	$33.0	$30.7	7.5%	$9.9	$11.5	(13.9)%

Items Included in Net Income (after-tax):
Realized gain (loss) on investments	(0.5)	0.2	(350)%	(0.2)	0.2	(200)%
Gain on exercise of put option	6.6	—	NM	—	—	NM

At September 30 (in millions)	2004	2003	Increase
Unit-Linked Assets	$6,373	$5,692	$681
Individual Life Insurance In-Force	19,380	19,258	122

Exchange Rate Ratio - U.S. Dollars to Pounds Sterling
Average for the period	1.813	1.615
End of period	1.812	1.664

Net Income Variances – Increase (Decrease) in the Period

From Prior Year Period

	Periods Ended September 30, 2004
(in millions, after-tax)	Nine Months	Three Months
Net Income	$2.3	$(1.6)

Significant Changes in Net Income:
Realized gain (loss) on investments	(0.7)	(0.4)
Effects of Equity Markets
Fee income from equity-linked assets	2.4	—
DAC/PVIF/DFEL	(3.1)	(1.1)
Gain on exercise of put option	6.6	—
Comprehensive assumption review –DAC/PVIF/DFEL	2.1	2.1
DAC unlocking for equity and tax related revenue on unit-linked accounts	(4.9)	(4.9)

Adjustment to annuity reserves	3.1	3.1
Operating expenses	(1.9)	—

*	The above table excludes the effects of equity markets on realized gains (losses) on investments and derivative investments.

Net income for the nine month period ended September 30, 2004 includes a gain on exercise of a put option arising from the 2002 transfer of Lincoln UK’s back-office operations to Capita Life and Pension Services Limited, the outsourcing firm for Lincoln UK’s customer and policy administration functions. Excluding this item, net income for the three and nine months ended September 30, 2004 declined from the same periods of 2003 due to less favorable equity markets, which resulted in a decline in earnings from the combined effects of DAC/PVIF/DFEL unlocking.

In the third quarter of 2004, Lincoln UK completed its comprehensive review of assumptions underlying the amortization of DAC/PVIF/DFEL. The review of assumptions included policy retention, which resulted in positive unlocking reducing expenses by $3.0 million pre-tax ($2.1 million after-tax). In addition, the segment adjusted its assumptions related to the impact of equity markets on tax related fees for its unit-linked business. The unlocking resulted in increased amortization expense of $7.5 million pre-tax ($4.9 million after-tax). Higher expenses resulting from efforts to maintain the existing customer base through enhanced service and alternative product offerings also contributed to the decline for the nine month period compared to the same period last year. Partially offsetting the nine-month decline was increased fee revenue of $3.7 million pre-tax ($2.4 million after-tax) earned by the segment from higher average equity-linked account values resulting from the increase in the FTSE 100 index in the last twelve months, and a release of $4.8 million pre-tax ($3.1 million after-tax) of reserves related to lapsed policies.

The performance of the equity markets for the Lincoln UK segment is measured by the FTSE 100 index and this index increased 11.7% for the twelve months ended September 30, 2004, and increased 2.4% and 1.5% in the third quarter of 2004 and 2003, respectively.

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

OTHER OPERATIONS

For the periods indicated, Other Operations’ financial results were as follows:

	Nine Months Ended September 30,			Three Months Ended September 30,
Periods Ended September 30 (in millions)	2004	2003	Increase (Decrease)	2004	2003	Increase (Decrease)
Net Income (Loss) by Source:
LFA	$(13.4)	$(27.6)	51.4%	$(4.1)	$(9.8)	58.2%
LFD	(17.4)	(26.3)	33.8%	(6.3)	(7.5)	16.0%
Interest on LNC debt	(45.9)	(43.1)	(6.5)%	(15.7)	(13.3)	(18.0)%
Other Corporate	(15.5)	(2.0)	N/M	(5.3)	(1.5)	N/M
Amortization of deferred gain on indemnity reinsurance	44.1	35.7	23.5%	20.8	11.9	74.8%
Reserve development on business sold through indemnity reinsurance and related amortization of deferred gain	0.6	(18.7)	103.2%	0.2	(18.5)	N/M
Realized gain (loss) in investments and derivatives	0.6	0.1	N/M	(0.7)	0.1	N/M
Loss on retirement of junior subordinated debentures	—	(3.7)	N/M	—	(3.7)	N/M

Net Loss	$(46.9)	$(85.6)	45.2%	$(11.1)	$(42.3)	73.8%

Items Included in Net Loss (after-tax):
Gain on sale of subsidiary/business	$9.0	$—		$—	$—
Restructuring charges
LFA	(4.9)	(2.4)		(0.6)	(2.4)
Other Corporate	(1.3)	—		(0.1)	—
Market adjustment for reinsurance embedded derivative/trading securities	(2.7)	—		(3.4)	—

The net loss for the three and nine month periods ended September 30, 2004 includes an increase of $9.1 million to the amortization of the deferred gain on indemnity reinsurance resulting from an adjustment to the deferred gain on the reinsurance business sold. The on-going impact on quarterly revenues is $1.2 million pre-tax ($0.8 million after-tax). The net loss for the first nine months of 2004 also includes a gain from the sale of LFA’s employee benefits marketing business. Revenues and net income from this business were not significant. Excluding these items, net losses for the third quarter and first nine months of 2004 increased modestly from the same period last year as lower losses in LNC’s distribution operations were offset by realignment charges and other corporate expenses for litigation and compliance. See Note 10 of the Notes for additional information on realignment activities.

For the three and nine-months ended September 30, 2004, interest expense on LNC debt increased as a result of the $200 million 4.75% Notes due 2014 issued in February 2004, partially offset by lower interest rates and other changes made to LNC’s outstanding debt during 2004 and 2003 as described in the liquidity and cash flow section.

Within Other Corporate in 2004, there were costs associated with LNC’s realignment activities. These costs totaled $1.0 million and $2.5 million for the three and nine month periods ended September 30, 2004, including $0.1 million and $1.3 million, respectively, reported as restructuring charges.

As discussed above, LFA’s results for the first nine months of 2004 include $9.0 million from the second quarter sale of the employee benefits marketing business. LFA’s results also include realignment costs of $6.0 million and $0.7 million for the nine and three month periods ended September 30, 2004, of which $4.9 million and $0.6 million, respectively, were reported as restructuring charges. LFA’s net income improved for the first nine months and third quarter of 2004 compared to the same periods last year due to expense management resulting from realignment activities initiated in 2003 and, for the nine months, strong sales and revenue growth. Deposit growth for the first nine months of 2004 remained extremely strong in certain lines, with increases for the nine months for individual annuity deposits of 88.2% and Broker-Dealer of 31.9%. For the third quarter of 2004, first year premiums and deposits declined moderately in most lines, but remained strong for individual annuity deposits, which increased 57.7% compared to the third quarter of 2003.

Net losses for LFD for the first nine months and third quarter of 2004 declined $8.9 million and $1.2 million, respectively, from the same periods last year. Overall deposit growth was 44% for the third quarter of 2004, reflecting increased deposits of variable annuities (94% increase) and investment products (40% increase). Overall deposits/first year premium growth for variable annuities, investment products and life insurance was 74% for the first nine months of 2004 compared to the same period in 2003, reflecting increased deposits in variable annuities (122% increase) and investment products (80% increase) and retail life insurance (12% increase). Deposits of both the Choice Plus and the American Legacy Variable Annuity product were key contributors to the variable annuity deposit growth in 2004. Higher expenses, primarily associated with the continuing expansion of the wholesaling force, partially offset the favorable results from improved deposits and first year premiums.

CONSOLIDATED INVESTMENTS

The following table presents consolidated invested assets, net investment income and investment yield.

(in millions)	September 30, 2004	December 31, 2003	September 30, 2003
Total Consolidated Investments (at Fair Value)	$43,926.6	$42,777.6	$42,423.3
Average Invested Assets (at Amortized Cost)	43,034.1	41,042.8	40,969.0

	Nine months ended September 30,		Three months ended September 30,
	2004	2003	2004	2003
Adjusted Net Investment Income (1)	$2,035.1	$1,985.2	$671.1	$666.8
Investment Yield (ratio of net investment income to average invested assets)	6.31%	6.33%	6.17%	6.41%
Items included in Net Investment Income:
Contingent interest	$21.9	$—	$—	$—
Limited partnership investment income (loss)	29.0	1.4	5.4	(.7)
Commercial mortgage loan prepayment and bond makewhole premiums	62.7	23.0	21.0	16.4

(1)	Includes tax-exempt income on a tax equivalent basis.

The increase in LNC’s investment portfolio for the third quarter of 2004 resulted from increases in fair value of securities available-for-sale and purchases of investments from cash flow generated by the business segments.

LNC’s insurance assets are invested primarily in high quality fixed maturity securities that are expected to generate cash flows that will enable LNC to meet the liability funding requirements of LNC’s life insurance and annuity businesses. The dominant investments held are fixed maturity securities available-for-sale, which represent approximately 77.9% of the investment portfolio. Trading securities, which are primarily fixed maturity securities, represent approximately 7.3% of the investment portfolio.

LNC has the ability to maintain its investment holdings throughout credit cycles because of its capital position, the long-term nature of its liabilities and the matching of LNC’s portfolios of investment assets with the liabilities of LNC’s various products.

The quality of LNC’s available-for-sale fixed maturity securities portfolio, as measured at fair value and by the percentage of fixed maturity securities invested in various ratings categories relative to the entire available-for-sale fixed maturity security portfolio, as of September 30, 2004 was as follows:

AAA and Agencies	23.6%	BBB	34.5%
AA	6.1%	BB	4.5%
A	29.0%	Less Than BB	2.3%

The ratings data listed above have been determined by using the lowest of all publicly available ratings assigned to a particular fixed maturity security. If no public ratings exist, a rating is assigned based upon LNC’s analysis of the inherent risks of the individual security. Using NAIC ratings rather than the lowest of all public ratings, exposure to below investment grade securities as of September 30, 2004 was 6.1% compared to the 6.8% shown in the above table.

As of September 30, 2004 and December 31, 2003, $2.3 billion, or 6.8%, and $2.3 billion, or 7.0%, respectively, of all fixed maturity securities available-for-sale were invested in below investment grade securities (less than BBB). This represents 5.3% and 5.4% of the total investment portfolio at September 30, 2004 and December 31, 2003, respectively. When viewed on a cost basis, below investment grade securities held at September 30, 2004 and December 31, 2003 represented 7.0% and 7.3% of fixed maturity securities, respectively.

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

Trading Securities: Securities that are classified as “trading” make up the remaining 9% of LNC’s fixed maturity and equity securities portfolio. These securities all support business reinsured on a modified coinsurance basis. Investment results for these portfolios, including gains and losses from sales, are passed directly to the reinsurers through the contractual terms of the reinsurance arrangements. Trading securities are carried at fair value and changes in fair value are recorded in net income as they occur. Offsetting these amounts are corresponding changes in the fair value of the embedded derivative liability associated with the underlying reinsurance arrangement.

Mortgage-Backed Securities: LNC’s fixed maturity securities include residential and commercial mortgage-backed securities. The mortgage-backed securities included in LNC’s investment portfolio are subject to risks associated with variable prepayments. This may result in these securities having a different actual cash flow and maturity than expected at the time of purchase. LNC limits the extent of its risk on mortgage-backed securities by prudently limiting exposure to the asset class, by generally avoiding the purchase of securities with a cost that significantly exceeds par, by purchasing securities backed by stable collateral, and by concentrating on securities with enhanced priority in their trust structure. Such securities with reduced risk typically have a lower yield (but higher liquidity) than higher-risk mortgage-backed securities. At selected times, higher-risk securities may be purchased if they do not compromise the safety of the general portfolio. LNC’s investments in residential mortgage-backed securities at September 30, 2004 and December 31, 2003 totaled $3.3 billion and $3.1 billion, respectively. At September 30, 2004 and December 31, 2003, LNC’s investments in commercial mortgage-backed securities totaled $2.6 billion and $2.2 billion, respectively.

Private Securities Investments: The fair value for all private securities was $4.8 billion and $4.9 billion at September 30, 2004 and December 31, 2003, respectively, representing about 10.9% and 11.4% of total invested assets, respectively. This excludes section 144A securities, which have fair values that are readily available for these publicly-traded securities.

Mortgage Loans on Real Estate and Real Estate: As of September 30, 2004, investments in real estate represented 0.3% of LNC’s total investment portfolio. The following summarizes key information on mortgage loans:

(in millions)	September 30, 2004	December 31, 2003
Total Portfolio (net of reserves)	$3,831.3	$4,195.0
Percentage of total investment portfolio	8.7%	9.8%
Percentage of investment by property type
Commercial office buildings	38.6%	39.3%
Retail stores	19.7%	22.1%
Industrial buildings	18.2%	17.8%
Apartments	12.2%	10.4%
Hotels/motels	7.2%	6.7%
Other	4.1%	3.7%

Impaired mortgage loans	$107.3	$120.2
Impaired mortgage loans as a percentage of total mortgage loans	2.8%	2.9%

Mortgage loans two or more payments delinquent (including in process of foreclosure)	—	—
Restructured loans in good standing	$69.6	$63.6
Reserve for mortgage loans	$18.0	$17.5

In addition to the dispersion by property type, the mortgage loan portfolio is geographically diversified throughout the United States.

All mortgage loans that are impaired have an established allowance for credit loss. Changing economic conditions impact LNC’s valuation of mortgage loans. Increasing vacancies and declining rents are incorporated into the discounted cash flow analysis that LNC performs for monitored loans and may contribute to the establishment of (or an increase in) an allowance for credit losses. In addition, LNC continues to monitor the entire commercial mortgage loan portfolio to identify risk. Areas of current emphasis are the hotel mortgage loan portfolio and retail, office and industrial properties that have deteriorating credits or have experienced debt coverage reduction. Where warranted, LNC has established or increased loss reserves based upon this analysis. While impaired mortgage loans as a percentage of total mortgage loans have deteriorated over the last two years as a result of increased credit losses in the sectors noted above, there has been a slight improvement in this percentage during 2004 as the overall improvement in the credit markets has carried over to improvements in the credit quality of mortgage loan tenants. This percentage was 2.8% as of September 30, 2004, 2.9%, 1.7% and 0.6% as of December 31, 2003, 2002 and 2001, respectively.

Limited Partnership Investments: As of September 30, 2004 and December 31, 2003, there were $271.5 million and $259.8 million, respectively, of limited partnership investments included in consolidated investments. These include investments in approximately 54 different partnerships that allow LNC to gain exposure to a broadly diversified portfolio of asset classes such as venture capital, hedge funds, and oil and gas. Limited partnership investments are accounted for using the equity method of accounting and the majority of these investments are included in “Other Investments” in the consolidated balance sheets.

Net Investment Income: Net investment income increased 2.5% in the first nine months of 2004 when compared with the first nine months of 2003. Excluding contingent interest and commercial mortgage loan prepayment and bond makewhole premiums, the favorable effect of asset growth from net flows was more than offset by a declining portfolio yield. The decline was due to lower interest rates on new securities purchased to replace matured securities and new securities purchased from net product deposits into the portfolio.

Fixed maturity securities available-for-sale, mortgage loans on real estate and real estate that were non-income producing for the three and nine months ended September 30, 2004 were not significant. As of September 30, 2004 and December 31, 2003, the carrying value of non-income producing securities was $179.2 million and $133.0 million, respectively.

The following discussion addresses LNC’s invested assets excluding trading account securities. As discussed above, investment results attributable to the trading securities are passed directly to the reinsurers under the terms of the reinsurance arrangements. For additional information regarding LNC’s investments, see Note 2 to the Notes.

Realized Gain (Loss) on Investments and Derivative Instruments: LNC had net pre-tax realized losses on investments and derivatives of $64.0 million and $75.2 million for the nine months ended September 30, 2004 and 2003, respectively, and gains (losses) of $(27.5) million and $18.9 million for the three months ended September 30, 2004 and 2003, respectively.

Prior to the amortization of acquisition costs, provision for policyholder commitments and investment expenses, net pre-tax realized losses were $27.4 million and $92.4 million for the nine months ended September 30, 2004 and 2003, respectively, and net pre-tax realized gains (losses) were $(18.8) million and $79.9 million for the three months ended September 30, 2004 and 2003, respectively.

Gross realized gains on fixed maturity and equity securities were $97.0 million and $30.9 million, and gross realized losses on fixed maturity and equity securities were $110.7 million and $47.4 million for the nine and three months ended September 30, 2004, respectively. Included within losses are write-downs for impairments of $61.2 million and $33.1 million in the nine and three months ended September 30, 2004, respectively. The impairments in the third quarter of 2004 relates to LNC’s investments in certain domestic airlines.

For additional information regarding LNC’s process for determining whether declines in fair value of securities available-for-sale are other than temporary, see the discussion in LNC’s 2003 annual report on Form 10-K under “Critical Accounting Policy - Write-Downs and Allowances for Losses.”

Unrealized Gains and Losses – Available-for-Sale Securities: When considering unrealized gain and loss information, it is important to realize that the information relates to the status of securities at a particular point in time, and may not be indicative of the status of LNC’s investment portfolios subsequent to the balance sheet date. Further, since the timing of the recognition of realized investment gains and losses through the selection of which securities are sold is largely at management’s discretion, it is important to consider the information provided below within the context of the overall unrealized gain or loss position of LNC’s investment portfolios. These are important considerations that should be included in any evaluation of the potential impact of unrealized loss securities upon LNC’s future earnings. LNC had an overall net unrealized gain (after the amortization of acquisition costs, provision for policyholder commitments, investment expenses and taxes) on securities available-for-sale under FAS 115 of $780.1 million and $793.1 million at September 30, 2004 and December 31, 2003, respectively.

At September 30, 2004 and December 31, 2003, gross unrealized gains on securities available-for-sale were $2,030.1 million and $2,054.4 million, respectively, and gross unrealized losses on securities available-for-sale were $164.0 million and $218.8 million, respectively. At September 30, 2004, gross unrealized gains and losses on fixed maturity securities available-for-sale were $2,005.0 million and $163.1 million, respectively, and gross unrealized gains and losses on equity securities available-for-sale were $25.1 million and $0.9 million, respectively. At December 31, 2003, gross unrealized gains and losses on fixed maturity securities available-for-sale were $2,027.1 million and $217.1 million, respectively, and gross unrealized gains and losses on equity securities available-for-sale were $27.3 million and $1.7 million, respectively.

Unrealized Losses on Available-for-Sale Securities: For total publicly traded and private available-for-sale securities held by LNC at September 30, 2004 that were in unrealized loss status, the fair value, amortized cost, unrealized loss and total time period that the security has been in an unrealized loss position are presented in the table below.

(in millions)	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
< 90 days	$838.3	17.7%	$847.6	17.3%	$(9.3)	5.7%
> 90 days but < 180 days	2,084.2	44.0%	2,125.7	43.5%	(41.5)	25.3%
> 180 days but < 270 days	316.9	6.7%	324.5	6.6%	(7.6)	4.6%
> 270 days but < 1 year	158.7	3.4%	165.7	3.4%	(7.0)	4.3%
> 1 year	1,332.5	28.2%	1,431.1	29.2%	(98.6)	60.1%

Total	$4,730.6	100.0%	$4,894.6	100.0%	$(164.0)	100.0%

The composition by industry categories of all securities available-for-sale in unrealized loss status, held by LNC at September 30, 2004 is presented in the table below.

(in millions)	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
Airlines	$131.5	2.8%	$150.2	3.1%	$(18.7)	11.4%
Automotive	113.3	2.4%	129.0	2.6%	(15.7)	9.6%
Banking	535.6	11.3%	549.9	11.2%	(14.3)	8.7%
Commercial Mortgage Backed Securities	206.0	4.4%	219.3	4.5%	(13.3)	8.1%

Asset-Backed Securities	342.8	7.2%	354.0	7.2%	(11.2)	6.8%
Collateralized Mortgage Obligations	565.1	11.9%	573.9	11.7%	(8.8)	5.4%
Wireless	53.3	1.1%	61.0	1.2%	(7.7)	4.7%
Electric	353.7	7.5%	359.9	7.4%	(6.2)	3.8%
Food and Beverage	177.9	3.8%	184.1	3.8%	(6.2)	3.8%
Chemicals	47.6	1.0%	53.6	1.1%	(6.0)	3.6%
Sovereigns	284.4	6.0%	289.4	5.9%	(5.0)	3.0%
Retailers	99.5	2.1%	104.5	2.1%	(5.0)	3.0%
Media Cable	59.2	1.3%	63.5	1.3%	(4.3)	2.6%
Wirelines	96.3	2.0%	100.1	2.0%	(3.8)	2.3%
Entertainment	143.9	3.0%	147.5	3.0%	(3.6)	2.2%
Consumer Products	72.7	1.5%	76.0	1.6%	(3.3)	2.0%
Government	119.7	2.5%	122.4	2.5%	(2.7)	1.7%
Industrial - Other	28.1	0.6%	30.8	0.6%	(2.7)	1.7%
Technology	135.6	2.9%	138.2	2.8%	(2.6)	1.6%
Pipelines	45.8	1.0%	47.7	1.0%	(1.9)	1.2%
Captive	18.1	0.4%	19.9	0.4%	(1.8)	1.1%
Consumer Cyclical	7.5	0.2%	9.3	0.2%	(1.8)	1.1%

Transportation Services	26.7	0.6%	28.2	0.6%	(1.5)	0.9%
Media-Noncable	28.7	0.6%	30.1	0.6%	(1.4)	0.9%
Foreign Local Governments	58.1	1.2%	59.4	1.2%	(1.3)	0.8%
Property & Casualty	105.9	2.2%	107.1	2.2%	(1.2)	0.7%
Industries With U/R Losses < $1mm	873.6	18.5%	885.6	18.2%	(12.0)	7.3%

Grand Total	$4,730.6	100.0%	$4,894.6	100.0%	$(164.0)	100.0%

As of September 30, 2004, gross unrealized losses were $164.0 million compared to gross unrealized losses of $430.5 million at June 30, 2004. Credit spreads in the market remained relatively stable over the quarter with a majority of the decrease in gross unrealized losses due to the overall decrease in treasury rates. The 10-year Treasury yield decreased to 4.12% as of September 30, 2004, compared to 4.58% at the end of June 2004. As Treasury rates decrease, the market value of securities increases, decreasing gross unrealized loss as of September 30, 2004. As of September 30, 2004, only one sector, airlines, had unrealized losses that represent more than 10% of the total LNC gross unrealized losses. Substantially all airline holdings with unrealized losses at September 31, 2004 are secured. LNC’s view of risk factors at September 30, 2004 with respect to these industries is substantially unchanged from its view as discussed in the Consolidated Investments section in LNC’s 2003 annual report on Form 10-K for the year ended December 31, 2003.

Unrealized losses on available-for-sale securities subject to enhanced analysis were $24.7 million at September 30, 2004, compared with $34.7 million at December 31, 2003.

Unrealized Loss on All Below-Investment-Grade Available-for-Sale Fixed Maturity Securities: Gross unrealized losses on all available-for-sale below-investment-grade securities were $55.9 million at September 30, 2004, representing 34.1% of total gross unrealized losses on all available-for-sale securities. Generally, below-investment-grade fixed maturity securities are more likely than investment-grade securities to develop credit concerns. The remaining $108.1 million or 65.9% of the gross unrealized losses relates to investment grade available-for-sale securities. The ratios of fair value to amortized cost reflected in the table below are not necessarily indicative of the fair value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of these ratios subsequent to September 30, 2004.

For fixed maturity securities available-for-sale held by LNC at September 30, 2004 that are below investment grade and in an unrealized loss position, the fair value, amortized cost, unrealized loss and the ratios of market value to amortized cost are presented in the table below.

Aging Category (in millions)	Bk Mkt Ratio	Fair Value	Amortized Cost	Unrealized Loss
<=90 days	70% to 100%	$89.0	$91.8	$(2.8)
	40% to 70%	—	—	—
	Below 40%	—	—	—

<=90 days Total		89.0	91.8	(2.8)

>90 days but <=180 days	70% to 100%	215.0	225.8	(10.8)
	40% to 70%	—	—	—
	Below 40%	—	—	—

>90 days but <=180 days Total		215.0	225.8	(10.8)

>180 days but <=270 days	70% to 100%	63.3	65.2	(1.9)
	40% to 70%	—	—	—
	Below 40%	—	—	—

>180 days but <=270 days Total		63.3	65.2	(1.9)

>270 days but <=1 year	70% to 100%	19.9	21.2	(1.3)
	40% to 70%	—	0.1	(0.1)
	Below 40%	—	—	—

>270 days but <=1 year Total		19.9	21.3	(1.4)

>1 year	70% to 100%	281.5	320.1	(38.6)
	40% to 70%	—	0.1	(0.1)
	Below 40%	—	0.3	(0.3)

>1 year Total		281.5	320.5	(39.0)

Total Below-Investment-Grade		$668.7	$724.6	$(55.9)

At September 30, 2004 and December 31, 2003, 85.5% and 84.4%, respectively, of total publicly traded and private securities in unrealized loss status were rated as investment grade. At September 30, 2004, the range of maturity dates for total publicly traded and private securities available-for-sale in unrealized loss status varies, with about 30.9% maturing between 5 and 10 years, 50.2% maturing after 10 years and the remaining securities maturing in less than 5 years. At December 31, 2003, the range of maturity dates for total publicly traded and private securities in unrealized loss status varies, with about 26.0% maturing between 5 and 10 years, 56.3% maturing after 10 years and the remaining securities maturing in less than 5 years.

Unrealized Loss on Fixed Maturity Securities Available-for-Sale in Excess of $10 million:

There were no fixed maturity securities available-for-sale with gross unrealized losses in excess of $10 million held by LNC at September 30, 2004.

The information presented above is subject to rapidly changing conditions. As such, LNC expects that the level of securities with overall unrealized gains and losses will fluctuate, as will the level of unrealized loss securities that are subject to enhanced analysis and monitoring.

REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Liquidity and Cash Flow

Liquidity refers to the ability of an enterprise to generate adequate amounts of cash from its normal operations to meet cash requirements with a prudent margin of safety. LNC’s principal sources of cash flow from operating activities are insurance and investment advisory fees and investment income, while investing cash flows originate from maturities and sales of invested assets. LNC uses cash to pay policy claims and benefits, operating expenses, commissions, taxes, and to purchase new investments. The consolidated statements of cash flows in the unaudited consolidated financial statements indicate that operating activities provided cash of $592.9 million during the first nine months of 2004. This statement also classifies the other sources and uses of cash by investing activities and financing activities and discloses the amount of cash available at the end of the period to meet LNC’s obligations.

Because LNC is a holding company, its liquidity and cash flow position is driven principally by dividends and interest payments from subsidiaries augmented by holding company short-term investments, bank lines of credit, a commercial paper program, and the ongoing availability of long-term financing under a SEC shelf registration. These sources of liquidity and cash flow support the general corporate needs of the holding company including its common stock dividends, interest and debt service, funding of callable securities, securities repurchases, and acquisitions.

Holding Company Liquidity and Cash Flow

LNC’s principal direct subsidiaries include two directly owned insurance subsidiaries, The Lincoln National Life Insurance Company (“LNL”), an Indiana domiciled insurance company, and Lincoln National (UK), plc, a U. K. domiciled insurer, and Lincoln National Investments, Inc. LNC’s insurance subsidiaries are subject to certain insurance department regulatory restrictions as to the transfer of funds and payment of dividends to the holding company. In general, dividends are not subject to prior approval from the Indiana Insurance Commissioner (“Commissioner”) provided LNL’s statutory earned surplus is positive and such dividends do not exceed the standard limitation of the greater of 10% of total statutory earned surplus or the amount of statutory earnings in the prior calendar year. Generally, these restrictions pose no short-term liquidity concerns for the holding company. However, as discussed in detail within Note 6 to the Notes, as a result of the payment of dividends plus earnings in 2002, LNL’s statutory earned surplus was negative as of December 31, 2002. Due to the negative statutory earned surplus as of December 31, 2002, dividends paid by LNL in 2003 were subject to prior approval from the Commissioner. Statutory earned surplus was positive at December 31, 2003, and LNL’s quarterly 2004 dividends of $50 million each did not require prior approval. Based upon anticipated on-going positive statutory earnings and favorable credit markets, LNL expects it could continue to pay dividends in 2004 without prior approval from the Commissioner. See “Holding Company Sources and Uses of Cash Flow” below for the amount of dividends pain to LNC by its subsidiaries.

On October 23, 2004, President Bush signed into law the “American Jobs Creation Act of 2004.” Beginning January 1, 2005 through December 31, 2006, the additional tax imposed on distributions from the special tax account, Policyholders Surplus, is suspended. In addition, the statute provides that distributions made during the two-year suspension period will first reduce the Policyholders Surplus account balance. As a result, LNC believes that its dividend activity will be sufficient to eliminate the account balance during the suspension period.

LNL is recognized as an accredited reinsurer in the state of New York, which effectively enables it to conduct reinsurance business with unrelated insurance companies that are domiciled within the state of New York. As a result, in addition to regulatory restrictions imposed by the state of Indiana, LNL is also subject to the regulatory requirements that the State of New York imposes upon accredited reinsurers. These include reserve requirements, which differ from the State of Indiana and, in most cases, are more restrictive thus reducing LNL’s total adjusted capital as reported to New York.

Lincoln UK’s operations consist primarily of unit-linked life and pension products, which are similar to US produced variable life and annuity products. Lincoln UK’s insurance subsidiaries are regulated by the UK Financial Services Authority (FSA) and are subject to capital requirements as defined by the UK Required Minimum Solvency Margin (RMSM). Lincoln UK maintains approximately 1.5 to 2.0 times the required capital as prescribed by the regulatory margin. As is the case with regulated insurance companies in the U.S., changes to regulatory capital requirements can impact the dividend capacity of the UK insurance subsidiaries and cash flow to LNC.

LNC Debt Financing and Related Activity

Although LNC and its subsidiaries currently generate adequate cash flow to meet the needs of their normal operations, periodically LNC may issue debt or equity securities to fund internal expansion, acquisitions, and the retirement of LNC’s debt and equity. LNC has $600 million of remaining authorization under a shelf registration to issue various securities, including debt securities, preferred stock, common stock, warrants, stock purchase contracts and stock purchase units of LNC and trust preferred securities of four subsidiary trusts. The net proceeds from the sale of the securities offered by this shelf registration are expected to be used by LNC for general corporate purposes, including repurchases of outstanding common stock, repayment or redemption of outstanding debt or preferred stock, the possible acquisition of financial services businesses or assets thereof, and working capital needs. Cash funds are also available from LNC’s revolving credit agreements and through LNC’s commercial paper program.

Debt and financing activity during the nine month period ended September 30, 2004 consisted of the February 2004 issuance of $200 million 4.75% Notes due 2014 with semi-annual interest payments in February and August. The notes were priced at 99.297% and net proceeds to the company were $197.3 million, which will be used for general corporate purposes. Until the funds are needed for such purposes, the net proceeds will be used to invest in short-term investment grade securities and to pay down short-term debt. LNC used a treasury lock to reduce exposure to interest rate changes prior to closing. The treasury lock was closed prior to the issuance of the Notes with a gain of approximately $1 million. This gain, along with the costs of issuance, will be amortized over the life of the Notes.

On October 1, 2004, LNC redeemed all $120.3 million of its outstanding 9 1/8 Debentures due October 1, 2024 for an aggregate redemption amount of $125.5 million. Interest and debt expense in the fourth quarter of 2004 will include approximately $6.3 million ($4.1 million after-tax) relating to the call premium and unamortized issue costs relating to the redemption. LNC used general corporate funds to fund the redemption.

At September 30, 2004, LNC maintained three revolving credit agreements with a group of domestic and foreign banks totaling $518 million. LNC’s commercial paper is supported by two facilities, a $200 million three-year revolving credit facility maturing in February 2007 and a $300 million revolving credit facility maturing in December 2005. The UK facility was renewed in January 2004 for $18 million maturing in January 2005. At December 31, 2003, LNC did not have any loans outstanding under any of the bank lines.

Under all three agreements, LNC must maintain senior unsecured long-term debt ratings of at least S&P A- or Moody’s A3 or be restricted by an adjusted debt to capitalization ratio. In addition, LNC must maintain a minimum level of capitalization. LNC completes a quarterly compliance certificate for its banks demonstrating compliance with each financial covenant. At September 30, 2004 LNC was in compliance with all such covenants.

If current debt ratings and claims paying ratings were downgraded in the future, certain covenants of various contractual obligations may be triggered which could negatively impact overall liquidity. In addition, contractual selling agreements with intermediaries could be negatively impacted which could have an adverse impact on overall sales of annuities, life insurance and investment products. At September 30, 2004, LNC maintains adequate current financial strength and senior debt ratings and does not anticipate any ratings-based impact to future liquidity.

LNC Return of Capital to Shareholders

One of the principal liquidity and capital objectives for LNC is providing a return to its shareholders. Through dividends and stock repurchases, LNC has an established record of providing significant cash returns to its shareholders. The following table summarizes this activity for 2004 and 2003.

	Nine Months Ended September 30,		Three Months Ended September 30,		Year Ended December 31,
(in millions, except share repurchase information)	2004	2003	2004	2003	2003
Dividends to shareholders	$186.3	$180.4	$61.1	$59.6	$243.5
Repurchase of common stock	286.2	—	73.1	—	—

Total Cash Returned to Shareholders	$472.5	$180.4	$134.2	$59.6	$243.5

Number of shares repurchased	6,233,307	—	1,637,562	—	—
Average Price Per Share	$45.92	—	$44.69	—	—

Although future dividend payments cannot be assured and are subject to LNC Board approval, LNC has established a 20-year track record of increasing its dividend. In determining its dividend payout, LNC balances the desire to increase dividends against capital needs, rating agency considerations, and requirements for financial flexibility.

Stock Repurchase Activity

LNC resumed its share repurchase activity in 2004. Through the first nine months of 2004, LNC repurchased 6,233,307 shares for a total of $286.2 million. LNC has $389.1 million remaining under the Board share repurchase authorization. The amount and timing of future repurchase activity is dependent on trends in key capital ratios, rating agency expectations, the generation of free cash flow, and the relative attractiveness of alternative uses for the capital.

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

In addition to the dividend amounts shown below, LNC received an additional $141.5 million of dividends from Delaware Investments during the third quarter 2004 representing the proceeds of the sale of its London-based international investment unit.

The following table summarizes the primary sources of LNC cash flow.

	Nine Months Ended September 30,		Three Months Ended September 30,		Year Ended December 31,
(in millions)	2004	2003	2004	2003	2003
Dividends from LNC Subsidiaries
LNL	$150.0	$134.0	$50.0	$67.0	$200.0
Delaware Investments	48.0	21.0	34.0	12.0	45.0
Other	1.0	—	—	—	—
Subsidiary Loan Repayments & Interest
LNL Interest on Surplus Notes (1)	58.5	58.5	19.5	19.5	78.0
Lincoln UK	39.3	92.7	—	37.8	112.7

Total	$296.8	$306.2	$103.5	$136.3	$435.7

(1)	Represents interest on LNC’s $1.25 billion in surplus note investments in LNL.

The following table summarizes the primary uses of LNC cash flow.

	Nine Months Ended September 30,		Three Months Ended September 30,		Year Ended December 31,
(in millions)	2004	2003	2004	2003	2003
LNC Debt Service (Interest Paid)	$62.1	$62.2	$18.8	$12.2	$93.5
LNC Common Dividends	187.6	180.1	62.7	59.5	240.3
Common Stock Repurchases	286.2	—	73.1	—	—

Total	$535.9	$242.3	$154.6	$71.7	$333.8

Other Cash Flow and Liquidity Items

	Nine Months Ended September 30,		Three Months Ended September 30,		Year Ended December 31,
(in millions)	2004	2003	2004	2003	2003
Dividends of proceeds from sale of DIAL	$141.5	$—	$141.5	$—	$—
Variable annuity contract withdrawal	65.4	—	—	—	—
Return of seed capital	26.2	—	16.6	—	6.0
Net capital received from stock option exercises	68.2	16.1	7.6	7.9	22.2

Total	$301.3	$16.1	$165.7	$7.9	$28.2

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

LNC Credit Ratings

As of June 30, 2004, LNC’s senior debt ratings were Moody’s at A3 (“Upper Medium Grade”), Standard and Poor’s at A- (“Strong”), Fitch at A (“Strong”) and A.M. Best at “a-” (“Strong”), and LNC’s commercial paper ratings included Moody’s at P-2 (“Strong”), Standard and Poor’s at A-2 (“Satisfactory”) and Fitch at F-1 (“Very Strong”). All ratings have a “stable” outlook from their respective Agency. A significant downgrade of LNC’s credit ratings could make it difficult for LNC to raise capital under the same or similar terms and conditions as its current debt.

Contingencies and Off-Balance Sheet Arrangements

See Note 6 to the Notes for information regarding contingencies.

LNC has guarantees with off-balance-sheet risks whose contractual amounts represent credit exposure. Outstanding guarantees with off-balance sheet risks had contractual values of $12.9 million and $14.2 million at September 30, 2004 and December 31, 2003, respectively.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

LNC provided a discussion of its market risk in Item 7A of its 2003 Annual Report on Form 10-K for the year ended December 31, 2003. During the first nine months of 2004, there was no substantive change to LNC’s market risk except for the items noted below:

Interest Rate Risk – Falling Rates

As discussed in the Quantitative and Qualitative Disclosures About Market Risk section of LNC’s 2003 Form 10-K, interest spreads would be at risk on LNC’s fixed annuity and interest-sensitive whole life, universal life and fixed portion of variable universal life insurance policies if interest rates continued to fall and remained lower for a period of time. The following table provides detail on the difference between interest crediting rates and minimum guaranteed rates as of September 30, 2004. For example, at September 30, 2004, there are $315 million of combined Retirement and Life Insurance account values where the excess of the crediting rate over contract minimums is between 1.01% and 1.50%. The analysis presented below ignores any non-guaranteed elements within the life insurance products such as cost of insurance or expense loads, which for many products may be redetermined in the event that interest margins deteriorate below the level that would cause the credited rate to equal the minimum guaranteed rate.

	Excess of Crediting Rates over Contract Minimums
As of September 30, 2004 (in millions)	Retirement Segment Account Values	Life Segment Account Values	Total Account Values	Percent of Total Account Values
CD and On-Benefit type annuities	$5,366	$—	$5,366	16.1%
Discretionary rate setting products*
No difference	13,351	3,437	16,788	50.5%
up to .1%	128	707	835	2.5%
.11% to .20%	124	1,440	1,564	4.7%
.21% to .30%	141	14	155	0.5%
.31% to .40%	178	196	374	1.1%
.41% to .50%	807	2,386	3,193	9.6%
.51% to .60%	876	748	1,624	4.9%
.61% to .70%	67	316	383	1.2%
.71% to .80%	124	122	246	0.7%
.81% to .90%	54	1,514	1,568	4.7%
.91% to 1.0%	170	382	552	1.7%
1.01% to 1.50%	131	184	315	0.9%
1.51% to 2.00%	31	191	222	0.7%
2.01% to 2.50%	9	—	9	0.0%
2.51% to 3.00%	20	—	20	0.1%
3.01% and above	56	—	56	0.1%

Total Discretionary rate setting products	16,267	11,637	27,904	83.9%

Total Account Values	$21,633	$11,637	$33,270	100.0%

LNC expects interest spreads to decrease by 4-5 basis points (0.04% - 0.05%) during the fourth quarter of 2004 relative to the third quarter of 2004. This decrease in the fourth quarter is expected to reduce net income by approximately $1.5 million after-tax for the Retirement segment and $1 million after-tax for Life Insurance segment, absent any other changes affecting overall interest spreads, such as changes in new business, retention, interest rates and crediting rates. The expected reduction in interest spreads is a result of flows from new business, transfers from variable to fixed rate annuities, and reinvestment of earnings and proceeds from matured investments being invested at lower interest rates than the current portfolio rates. For the Retirement segment, the decrease in interest spreads are expected to continue into subsequent quarters, but at declining rates if interest rates increase and as the average portfolio yield of the general account approaches the average crediting rates. In the Life Insurance segment, reductions in crediting rates should partially offset continued lower interest spreads in 2005.

The following is a discussion of changes to LNC’s derivative positions.

Derivatives

As indicated in Note 7 to the consolidated financial statements for the year ended December 31, 2003, LNC has entered into derivative transactions to reduce its exposure to fluctuations in interest rates, the risk of changes in liabilities indexed to equity markets, credit risk, foreign exchange risk and to increase its exposure to certain investments in exchange for a premium. In addition, LNC is subject to risks associated with changes in the value of its derivatives; however, such changes in value are generally offset by changes in the value of the items being hedged by such contracts. Modifications to LNC’s derivative strategy are initiated periodically upon review of the Company’s overall risk assessment. During the first nine months of 2004, the more significant changes in LNC’s derivative positions are as follows:

1.	Entered into $1.5 billion notional of interest rate cap agreements that are used to hedge its annuity business against the negative impact of a significant and sustained rise in interest rates. A total of $4.0 billion notional is outstanding.

2.	Entered into $41.0 million notional of interest rate swap agreements hedging floating rate bond coupon payments. Also, decreased its use of interest rate swap agreements in the amount of $18.3 million notional resulting in a total remaining $445.1 million notional. These interest rate swap agreements convert floating rate bond coupon payments into a fixed rate of return. A gain of $0.3 million was recognized as a result of the expirations and terminations.

3.	Entered into $200.0 million notional of Treasury lock agreements. These treasury lock agreements hedged the future cash flows of a forecasted debt issuance. The entire 200.0 million notional was terminated resulting in a $1.0 million gain recorded in Other Comprehensive Income. The gain will be recognized into income over the life of the debt.

4.	Decreased its use of foreign exchange forward contracts in the amount of £15.1 million notional that are hedging the foreign currency exposure of a portion of LNC’s investment in its Lincoln UK subsidiary. The £15.1 million notional expired resulting in no remaining notional. No gain or loss was recognized in net income as a result of the expirations.

5.	Entered into 0.2 million call options on an equal number of shares of LNC stock, resulting in a total of 1.3 million call options on an equal number of shares of LNC stock. A total of 0.4 million call options were terminated, resulting in a gain of $0.5 million. These call options are hedging the increase in liabilities arising from stock appreciation rights granted on LNC stock. Additional stock appreciation rights were granted to LNC agents during the first quarter of 2004.

6.	Entered into financial future contracts in the amount of $408.4 million notional. These futures are hedging the liability exposure on certain options in variable annuity products. A total of $260.6 million notional expired or was closed resulting in a total remaining $156.9 million notional. No gain or loss was recognized as a result of the expirations or terminations.

7.	Decreased its use of foreign currency swaps from 17.9 million notional to 15.8 million notional. This reduction in notional resulted in a loss of $0.3 million. These foreign currency swap agreements are part of a hedging strategy. LNC owns various foreign issue securities. Interest payments from these securities are received in a foreign currency and then swapped into U.S. dollars.

8.	Entered into $82.5 million notional of total return swap agreements. These swap agreements are hedging a portion of the liability related to LNC’s deferred compensation plans. LNC receives the total return on a portfolio of indexes and pays a floating rate of interest.

9.	Entered into $10.0 million notional of credit default swap agreements. LNC has elected to offer credit protection to investors through selling credit default swaps. These swap agreements allow the credit exposure of a particular obligor to be passed onto LNC in exchange for a quarterly premium.

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

As of September 30, 2004, LNC, under the supervision and with the participation of LNC’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of LNC’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, LNC’s Chief Executive Officer and Chief Financial Officer have concluded that LNC’s disclosure controls and procedures are effective in timely alerting them to material information relating to LNC and its consolidated subsidiaries required to be disclosed in its periodic reports under the Exchange Act.

Furthermore, there has been no change in LNC’s internal control over financial reporting that occurred during LNC’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, LNC’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table summarizes purchases of equity securities by the issuer during the quarter ended September 30, 2004:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($ in millions)(3)
7/1/04 – 7/31/04	59,974	$41.01	50,000	$460.0
8/1/04 – 8/31/04	1,089,740	43.82	1,087,500	412.3
9/1/04 – 9/30/04	500,062	46.53	500,062	389.0

(1)	Total number of shares include those purchased as part of publicly announced plans or programs as well as shares received for the purchase price on the exercise of stock options and shares withheld for taxes on the vesting of restricted stock.
(2)	In July 2001 and August 2002, the Board of Directors of LNC approved share repurchase authorizations of $500 million and $600 million, respectively. Neither authorization has an expiration date or has terminated during the period covered by the table. The amount and timing of share repurchase depends on key capital ratios, rating agency expectations, the generation of free cash flow and an evaluation of the costs and benefits associated with alternative uses of capital.
(3)	As of the last day of the applicable month.

Item 6. Exhibits

The following Exhibits of the Registrant are included in this report.

Note: The number preceding the exhibit corresponds to the specific exhibit number within Item 601 of Regulation S-K.

10		Lincoln National Corporation Deferred Compensation Plan for Non-Employee Directors, effective July 1, 2004 including a non-material amendment.

12		Historical Ratio of Earnings to Fixed Charges.

31	(a)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31	(b)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	(a)	Certification of the Chief Executive Officer pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32	(b)	Certification of the Chief Financial Officer pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LINCOLN NATIONAL CORPORATION

By	/S/ Richard C. Vaughan
Richard C. Vaughan,
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

By	/S/ Douglas N. Miller
Douglas N. Miller,
Vice President, Controller and Chief Accounting Officer

Date: November 8, 2004

LINCOLN NATIONAL CORPORATION

Exhibit Index for the Report on Form 10-Q

For the Quarter Ended September 30, 2004

Exhibit Number	Description
10	Lincoln National Corporation Deferred Compensation Plan for Non-Employee Directors, effective July 1, 2004 including a non-material amendment

12	Historical Ratio of Earnings to Fixed Charges

31(a)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of the Chief Executive Officer pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification of the Chief Financial Officer pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.