Form 10-K
period 2004-12-31
LINCOLN NATIONAL CORP
filed 2005-03-11
CIK 59558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to                     .

Commission File Number 1-6028

LINCOLN NATIONAL CORPORATION

(Exact name of registrant as specified in its charter)

Indiana	35-1140070
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1500 Market Street, Suite 3900, Philadelphia, Pennsylvania	19102-2112
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (215) 448-1400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock	New York, Chicago and Pacific
Common Share Purchase Rights	New York, Chicago and Pacific
$3.00 Cumulative Convertible Preferred Stock, Series A	New York and Chicago
7.65% Trust Preferred Securities, Series E*	New York
6.75% Trust Preferred Securities, Series F*	New York

*	Issued by Lincoln National Capital V and Lincoln National Capital VI, respectively. Payments of distributions and payments on liquidation or redemption are guaranteed by Lincoln National Corporation.

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2004, based upon the closing price of the common stock as reported by the NASDAQ* National Market on such date, was approximately

$8.3 billion

As of February 28, 2005, 174,345,429 shares of common stock of the registrant were outstanding.

Documents Incorporated by Reference:

Selected portions of the Proxy Statement for the Annual Meeting of Shareholders, scheduled for May 12, 2005 have been incorporated by reference into Part III of this Form 10-K.

Lincoln National Corporation

i

ii

PART I

The “Business” section and other parts of this Form 10-K contain forward-looking statements that involve inherent risks and uncertainties. Statements that are not historical facts, including statements about our beliefs and expectations, and containing words such as “believes,” “estimates,” “anticipates,” “expects” or similar words are forward-looking statements. Our actual results may differ materially from the projected results discussed in the forward-looking statements. Factors that could cause such differences include, but are not limited to, those discussed in “Risk Factors” beginning on page 24 and in the “Cautionary Statements” in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”).

Item 1. Business

OVERVIEW

Lincoln National Corporation (“LNC” which also may be referred to as “we” or “our” or “us”) is a holding company, which operates multiple insurance and investment management businesses through subsidiary companies. LNC was organized under the laws of the state of Indiana in 1968, and maintains its principal executive offices in Philadelphia, Pennsylvania. “Lincoln Financial Group” is the marketing name for LNC and its subsidiary companies. At December 31, 2004, LNC had consolidated assets of $116.2 billion and consolidated shareholders’ equity of $6.2 billion.

Through our business segments, we sell a wide range of wealth protection and accumulation products. These products include fixed annuities, variable annuities, universal life insurance, variable universal life insurance, term life insurance, other individual insurance coverages, retail mutual funds, “529” college savings plans and managed accounts. We have four business segments: 1) Lincoln Retirement, 2) Life Insurance, 3) Investment Management and 4) Lincoln UK. We also have an “Other Operations” category that includes the financial data for the operations of Lincoln Financial Advisors (“LFA”) and Lincoln Financial Distributors (“LFD”), our retail and wholesale distributors, and for operations that are not directly related to the business segments, unallocated corporate items (such as, corporate investment income and interest expense on short-term and long-term borrowings), and the historical results of the former Reinsurance segment, which was sold to Swiss Re in the fourth quarter of 2001, along with the ongoing amortization of deferred gain on the indemnity reinsurance portion of the transaction with Swiss Re. Prior to the first quarter of 2001, our wholesaling efforts were conducted separately within the Lincoln Retirement, Life Insurance and Investment Management segments. Beginning with the first quarter of 2001, LFD’s results were reported within Other Operations.

Financial information in the tables that follow is presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”), unless otherwise indicated. Certain reclassifications have been made to prior periods’ financial information to conform to the 2004 presentation. Note 10 to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K, provides revenues, income (loss) from operations and assets attributable to each of our business segments and Other Operations as well as revenues derived inside and outside the U.S. for the last three fiscal years.

Our revenues by segment for each of the last three fiscal years were as follows:

Year Ended December 31 (in millions)	2004	2003	2002
Revenue:
Lincoln Retirement	$2,128.0	$1,985.1	$1,985.5
Life Insurance	1,952.9	1,906.1	1,881.7
Investment Management	535.0	474.0	418.5
Lincoln UK	342.2	274.5	275.4

Segment Operating Revenue	4,958.1	4,639.7	4,561.1
Other Operations	852.3	668.3	696.0
Consolidating adjustments	(517.2)	(384.0)	(341.1)
Net realized investment results	76.8	356.4	(279.8)
Other	1.3	3.5	(0.7)

Total	$5,371.3	$5,283.9	$4,635.5

Acquisitions and Divestitures

On September 24, 2004, we completed the sale of our London-based international investment unit, Delaware International Advisors Ltd. (“DIAL”), to a newly-formed company associated with DIAL’s management and a private-equity firm. At closing, we received $180.9 million in cash and relief of certain obligations of approximately $19 million. We had an after-tax gain from the transaction of $46.1 million. DIAL, which has since been renamed Mondrian, continues to provide sub-advisory services with respect to certain international asset classes for our Investment Management segment and LNC.

On August 30, 2002, we acquired The Administrative Management Group, Inc. (“AMG”), an employee benefits record keeping firm for $21.6 million in cash. Contingent payments up to an additional $14 million may be paid over a period of 4 years (2003-2006) if certain criteria are met. AMG, a strategic partner of the Lincoln Retirement segment for several years, provides record keeping services for the Lincoln Alliance Program along with approximately 200 other clients nationwide.

On December 7, 2001, Swiss Re acquired our reinsurance operation for $2.0 billion. As part of the transaction, we retained the capital supporting the reinsurance operation. The transaction involved a series of indemnity reinsurance transactions combined with the sale of certain stock companies that comprised our reinsurance operation. During 2002, we exercised a contractual right to “put” our interest in a subsidiary company containing our disability income reinsurance business to Swiss Re for $10 million. The $10 million sale price was approximately equal to our book basis in the subsidiary.

For further information about acquisitions and divestitures, see “Acquisitions and Divestitures” in the MD&A.

Branding

Branding is a key element of our strategy. Our branding efforts are focused on two primary target audiences: financial intermediaries where we work to build brand familiarity and very affluent consumers (top 11% of the population) where we work to build name awareness.

In 2004, we continued to build our brand on a national basis through an integrated package of consumer print and television, trade print and Internet advertising; sponsorships; and promotional events. As a result, in 2004, we believe that our awareness among our financial intermediary and targeted-consumer audiences increased significantly.

BUSINESS SEGMENTS AND OTHER OPERATIONS

Lincoln Retirement

Overview

The Lincoln Retirement segment, with principal operations in Fort Wayne, Indiana, and Hartford, Connecticut, and additional operations in Portland, Maine, and Arlington Heights, Illinois, provides tax-deferred investment growth and lifetime income opportunities for its clients by offering fixed and variable annuities. There are two lines of business within this segment, individual annuities and employer-sponsored markets. Capitalizing on a broad product portfolio and a strong and diverse distribution network, Lincoln Retirement is a leader in both the individual and employer-sponsored annuity markets. According to Variable Annuity Research and Data Services, (“VARDS”), LNC ranked 6th in assets and 7th in individual variable annuity sales for the year ended December 31, 2004 in the United States.

The individual annuities line of business offers non-qualified and qualified fixed and variable annuities to individuals. Annuities are attractive because they provide tax-deferred growth in the underlying principal, thereby deferring the tax consequences of the growth in value until withdrawals are made from the accumulation values, often at lower tax rates occurring during retirement. In addition to favorable tax treatment, annuities are unique in that retirees can select a variety of payout alternatives to help provide an income flow for life. The individual annuities market has seen an increase in competition along with new product types and promotion. The guarantee features (living and death benefits) offered within an annuity are not found in any other investment vehicle, and we believe, make annuities attractive even in times of economic uncertainty.

The employer-sponsored annuities line of business offers fixed and variable annuities along with a turnkey retirement program (fixed annuities and mutual funds, record-keeping, employee education and compliance) to targeted markets. The key market segments of the employer-sponsored annuities business are: healthcare, public/governmental, education, corporate and not-for-profits. Within these segments, we target those markets that offer the most favorable demographics, distribution synergies and current and potential market share.

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

The Lincoln Retirement segment’s deposits for the periods indicated were as follows:

	Deposits
Year Ended December 31 (in millions)	2004	2003	2002
Individual Annuities:
Variable Annuities (1):
With guaranteed benefits (2)
GMDB only	$2,946	$2,184	$2,710
GMDB and GMWB	2,956	735	—
GMWB	6	—	—

	5,908	2,919	2,710
Without guaranteed benefits	147	195	324

Total Variable	6,055	3,114	3,034
Fixed Annuities	495	936	1,479

Total Individual Annuities	6,550	4,050	4,513

Employer-Sponsored:
Variable Annuities:
With guaranteed benefits (GMDB only)	1,084	1,062	1,122
Without guaranteed benefits	860	653	415

Total Variable	1,944	1,715	1,537
Fixed Annuities	527	479	365

Total Employer-Sponsored	2,471	2,194	1,902

Total	$9,021	$6,244	$6,415

(1)	Includes fixed portion of variable contracts.
(2)	Certain of our variable annuity products offer features, such as a guaranteed minimum death benefit (“GMDB”), a guaranteed minimum withdrawal benefit (“GMWB”) and a combination of such benefits.

Variable Annuity

A variable annuity provides the contractholder the ability to direct the investment of deposits into one or more sub-accounts offered by the product. The value of the contractholder’s account varies with the performance of the underlying sub-accounts chosen by the contractholder. The underlying assets of the sub-accounts are managed within a special insurance series of funds, similar to mutual funds. The contractholder’s return is tied to the performance of the segregated assets underlying the variable annuity, i.e., the contractholder bears the investment risk associated with these investments, except for the impact of guaranteed benefit features. Account values of variable annuities were $53.0 billion, $45.6 billion and $37.1 billion for the years ended December 31, 2004, 2003 and 2002, including the fixed portions of variable accounts of $9.7 billion, $9.8 billion and $9.6 billion, respectively.

We charge mortality and expense assessments on variable annuity accounts to cover insurance and administrative charges. These assessments are built into accumulation unit values, which when multiplied by the number of units owned for any sub-account equals the contractholder’s account value for that sub-account. Some products feature decreasing fee schedules based on account value break points. The fees that we earn from these policies are reported as insurance fees on the income statement. In addition, for some contracts, we collect surrender charges that range from 0% to 10% of withdrawals—generally higher during the early years of a contract—when contractholders surrender their contracts during the surrender charge period of their contract. Our individual variable annuity products have a maximum surrender charge period of ten years.

We offer A-share, B-share, C-share, L-share and bonus variable annuities. The differences in A, B, C and L-shares relate to the sales charge and fee structure associated with the contract.

•	An A-share has a front-end sales charge and no back-end contingent deferred sales charge, also known as a surrender charge. Net premium (premium less front-end charge) is invested in the contract. The A share generally offers the lowest cost to the client and full liquidity.

•	A B-share has a seven-year surrender charge that is only paid if the account is surrendered or withdrawals are in excess of contractual free withdrawals within the contract’s specified surrender charge period. All of the premium is invested in the contract, but it offers limited liquidity during the surrender charge period.

•	A C-share has no front-end sales charge or back-end surrender charge. Accordingly, it offers maximum liquidity but other expenses are higher than A or B shares.

•	An L-share has a four to five year contingent deferred sales charge that is only paid if the account is surrendered or withdrawals are in excess of contractual free withdrawals within the contract’s specified surrender charge period. The differences between the L-share and B-share are the length of the surrender charge period and the fee structure. L-shares have a shorter surrender charge period, so for the added liquidity, mortality and expense assessments are higher. It offers a persistency credit in year seven to revert pricing to B share levels.

•	A bonus annuity is a variable annuity contract that offers a bonus credit to a contract based on a specified percentage (typically ranging from 2% to 5%) of each deposit. The entire premium plus the bonus are invested in the market. It has an eight-year contingent deferred sales charge. The cost is slightly more than a B-share. We also offer bonus annuity products with a persistency credit beginning in year five to revert bonus pricing back to B-share pricing levels.

Our variable annuity products are offered to both individuals and the employer-sponsored market under a variety of names: American Legacy®, Lincoln Choice Plussm, and Multi-Fund®. Certain of our variable annuity products offer features, such as a guaranteed minimum death benefit (“GMDB”), a guaranteed minimum withdrawal benefit (“GMWB”) and a combination of such benefits. Most of our variable annuity products also offer the choice of a fixed option that provides for guaranteed interest credited to the account value.

The separate account choices for our variable annuities cover diverse asset classes with varying levels of risk and include both equity funds and fixed income funds. The Multi-Fund® Variable Annuity product line offers up to 36 fund choices from 11 well-known advisors, including American Funds Insurance Seriessm, Delaware Investmentssm, and Scudder Investments. The Lincoln Choice Plussm Variable Annuity, an individual multi-manager product line, has fund offerings from 12 fund families, also including, among the largest, American Funds Insurance Seriessm and Delaware Investmentssm. Our Alliance Program, which is for the employer-sponsored market, has many mutual fund choices available plus a fixed account. This product is customized for each employer.

Our American Legacy Variable Annuity, a premier single manager individual and group variable annuity product line, offers 13 mutual fund choices from American Funds Insurance Seriessm. American Legacy Variable Annuity accounted for 30%, 17% and 15% of variable annuity deposits in 2004, 2003 and 2002, respectively. In addition, the American Legacy Variable Annuity product line represented approximately 36%, 35% and 31% of our total gross annuity account values at December 31, 2004, 2003 and 2002, respectively.

As stated above, certain of our variable annuities offer a GMDB feature. Approximately, 84%, 83% and 77% of variable annuity account values at December 31, 2004, 2003 and 2002, respectively, had a GMDB feature. For a GMDB, we generally pay, upon death, the current value, the highest value on a contract anniversary through age 80 (also referred to as the “high water mark”) or the amount invested, whichever is greatest, adjusted for contribution and withdrawals, as provided by the contract.

In June 2003, we introduced the GMWB feature through the introduction of the Principal Security benefit rider, which was enhanced and renamed the Lincoln Smart SecuritySM Advantage benefit in 2004. This GMWB feature offers the contractholder a guarantee equal to the initial deposit (or contract value, if elected after issue), adjusted for any subsequent purchase payments or withdrawals. There is a one-year and five-year step-up option, which allows an owner to step up the guarantee amount either one-year or five-years after the election of this benefit. To receive the full amount of the guarantee, annual withdrawals are limited to either 5% of the guaranteed amount for the one-year step-up or 7% of the guaranteed amount for the five-year step-up. Withdrawals in excess of the applicable maximum in any contract year are assessed any applicable surrender charges, and the guaranteed amount is recalculated. The charge for this benefit with the one-year step-up is 0.65% annually of the guaranteed amount (less withdrawals) and 0.45% annually of the guaranteed amount (less withdrawals) for the five-year step-up, both assessed on a quarterly basis. The charge may be waived under certain circumstances. The benefit may also be cancelled at any time five years after election or step up of the guaranteed amount. If cancelled, the benefit may be re-elected after one year, if the benefit is still offered. The Lincoln Smart SecuritySM Advantage is available on new and existing variable annuity contracts for most of our individual variable annuity products. The Lincoln Smart SecuritySM Advantage benefit has been very well received in the variable annuity marketplace. Approximately, 8% and 2% of variable annuity account values at the end of 2004 and 2003, respectively, had elected a GMWB feature.

To mitigate the increased risks associated with GMDBs and GMWBs, we developed a dynamic hedging program. The customized dynamic hedging program uses equity and interest rate futures positions as well as equity-based options depending upon the risks underlying the guarantees. Our program is designed to offset both positive and negative changes in the carrying value of the guarantees. However, while we actively manage these hedge positions, the hedge positions may not be effective to exactly offset the changes in the carrying value to the guarantees due to, among other things, the time lag between changes in their values and corresponding changes in the hedge positions, extreme swings in the equity markets, policyholder behavior, and divergence between the performance of the underlying funds and hedging indices. For more information on our hedging program, see “Critical Accounting Policies—Insurance and Investment Contract Obligations” of the MD&A. For information regarding risks related to GMDBs and GMWBs, see “Risk Factors” below.

We offer other product features including the Income4Life® Solution and i4LIFE® Advantage. The Income4Life® and i4LIFE® features, on which we have received a U.S. patent, allow variable annuity contractholders access and control during the income distribution phase of their contract. This added flexibility allows the contractholder to access the account value for transfers, additional withdrawals and other service features like portfolio rebalancing.

Fixed Annuity

A fixed annuity preserves the principal value of the contract while guaranteeing a minimum interest rate to be credited to the accumulation value. LNC offers both single and flexible premium fixed deferred annuities to the individual annuities market. Single premium fixed deferred annuities are contracts that allow only a single contribution to be made. Flexible premium fixed deferred annuities are contracts that allow multiple contributions on either a scheduled or non-scheduled basis. With fixed deferred annuities, the contractholder has the right to surrender the contract and receive the current accumulation value less any applicable surrender charge and, if applicable, a market value adjustment (MVA). Also, certain fixed annuity products allow for a window period between the end of the fixed guarantee period and the start of the subsequent guarantee period during which the account holder can withdraw their funds without incurring a surrender charge.

Fixed annuity contributions are invested in our general account. We bear the investment risk for fixed annuity contracts. To protect from premature withdrawals, we impose surrender charges. Surrender charges are typically applicable during the early years of the annuity contract, with a declining level of surrender charges over time. We expect to earn a spread between what we earn on the underlying general account investments supporting the fixed annuity product line and what we credit to our fixed annuity contractholders’ accounts. Account values of fixed annuities were $11.8 billion, $11.4 billion and $10.5 billion at December 31, 2004, 2003 and 2002. Approximately $5.7 billion, $5.6 billion and $5.3 billion of fixed annuity account values at December 31, 2004, 2003 and 2002, respectively, were still within the surrender charge period.

LNC’s fixed annuity product offerings include the Lincoln Select and ChoicePlus Fixed Annuities, StepThree® and the StepFive®, AccelaRate and ChoiceGuarantee® Fixed Annuities. These products allow an individual to select a specific guaranteed period typically ranging from one to ten years. If the contract stays in force for the entire guarantee period, then the contract will earn the specified rate of interest for the full period. If the contract is surrendered during the guarantee period, both a surrender charge and an MVA may be applied. The MVA feature increases or decreases the cash surrender value of the annuity based on a decrease or increase in interest rates. Contract-holders participate in gains when the contract is surrendered in a falling interest rate market, and LNC is protected from losses up to a cap when the contract is surrendered in a rising interest rate market. Fixed annuities with an MVA feature constituted 21%, 19% and 18% of total fixed annuity account values at the end of 2004, 2003 and 2002, respectively.

Distribution

The Lincoln Retirement segment distributes all its individual fixed and variable annuity products through LFD, our wholesaling distribution organization. LFD’s distribution channels give the Retirement segment access to its target markets. LFD distributes the Lincoln Retirement segment’s products to a large number of financial intermediaries. The financial intermediaries include wire/regional firms, independent financial planners, financial institutions, managing general agents and corporate specialty markets.

Of the Lincoln Retirement segment products LFD distributes, approximately 23% are distributed to LFA, which as a client of LFD, offers our variable and fixed annuities to retail customers through its planners in offices across the United States. This includes those sold by its Fringe Benefit Division, which offers our MultiFund Variable Annuity product line in both the individual and employer-sponsored annuities markets and the Alliance Program in the employer-sponsored annuities market.

Competition

The annuities market is very competitive and consists of many companies, with no one company dominating the market for all products. The Lincoln Retirement segment competes with numerous other insurance companies. The main factors upon which entities in this market compete are wholesaling, investment performance, cost, product features, speed to market, brand recognition, financial strength ratings, distribution channel access, crediting rates and client service.

Lincoln Retirement believes that its high service levels help it to compete in the annuities market. Lincoln Retirement has a call center staffed with more than 100 representatives. It tracks the amount of time in which calls to the center are answered as well as the average response time to customer queries. Further, Lincoln Retirement tracks the turnaround time for various customer services such as processing of applications.

The Lincoln Retirement segment attempts to design products that meet the needs of clients in its markets. The speed in which Lincoln Retirement’s products reach the market is a competitive advantage. Generally, from concept of the product to launch, it takes us six to nine months. Over the last five years, the Lincoln Retirement segment has brought several new products and product features to market in response to the evolving nature of the annuities market.

Life Insurance

Overview

The Life Insurance segment, with principal operations in Hartford, Connecticut and additional operations in Fort Wayne, Indiana and Schaumburg, Illinois, focuses on the creation and protection of wealth for its clients through the manufacture of life insurance products. The Life Insurance segment offers both single and survivorship versions of universal life (“UL”), variable universal life (“VUL”), and interest-sensitive whole life (“ISWL”), as well as corporate owned universal and variable universal life insurance (“COLI”) and term insurance. The segment also offers a linked-benefit product, MoneyGuardsm, which is a universal life insurance policy linked with riders that provide for long-term care costs.

The life insurance operation primarily targets the affluent market, defined as households with at least $1,000,000 of investable net worth. The average face amount for LNC (excluding term, COLI cases covering 200 or more lives, and MoneyGuardsm) was $1.3 million for those sold in 2004, and average first year premiums paid per policy sold were approximately $29,600 for the same period.

Products

The Life Insurance segment sells interest/market-sensitive products (UL, VUL, ISWL, COLI) and term products. The Life Insurance segment’s first-year premiums (excluding internal replacement premiums) for the prior three years were as follows:

	First Year Premiums
Year Ended December 31 (in millions)	2004	2003	2002
Universal Life excluding MoneyGuardsm	$401.1	$417.0	$356.9
MoneyGuardsm	244.5	224.6	138.4

Total Universal Life	645.6	641.6	495.3
Variable Universal Life	84.8	79.4	134.4
Whole Life	41.2	34.4	30.3
Term Products	41.0	40.2	32.3

Total Retail	812.6	795.6	692.3
COLI	73.6	125.7	88.1

Total Life Segment	$886.2	$921.3	$780.4

Due to some seasonality in Retail sales, we generally see more sales in the second half of the year than in the first half of the year. Approximately 48%, 43%, and 43% of total Retail sales were in the first half of 2004, 2003, and 2002, with the remainder occurring in the second half of the year for the same periods.

In addition, the following table shows life policies’ face amount in-force.

	Face Amount In-force
At December 31 (in billions)	2004	2003	2002
Fixed	$90.5	$88.8	$86.9
Variable	34.5	34.1	33.7
Term	172.5	151.7	127.9
COLI	7.1	6.7	5.4

Total Life Segment	$304.6	$281.3	$253.9

Mortality margins, investment margins (through spreads or fees), net expenses (expenses incurred to manage the business less expense charges assessed to the policy holder to cover the costs of administering the policy and for sales related expenses) and surrender fees drive life insurance profits. Mortality margins represent the difference between amounts charged to the customer to cover the mortality risk and the actual cost of reinsurance and death benefits paid. Mortality charges are either specifically deducted from the contract holder’s policy account value (i.e., cost of insurance assessments or “COI’s”) or embedded in the premiums charged to the customer. In either case, these amounts are a function of the rates priced into the product and level of insurance in-force (less reserves previously set aside to fund benefits). Insurance in-force, in turn, is driven by sales, persistency and mortality experience.

Similar to the annuity product classifications described above, life products can be classified as “fixed” or “variable” contracts. This classification describes whether the policyholder or we bear the investment risk of the assets supporting the policy. This also determines the manner in which we earn investment margin profits from these products, either as investment spreads for fixed products or as asset-based fees charged for variable products.

We offer four categories of life insurance products consisting of:

Fixed Life Insurance (primarily UL and ISWL (excluding COLI)): Fixed life insurance products provide life insurance with account (cash) values that earn rates of return based on company-declared interest rates. Policyholder account values are invested in our general account investment portfolio, so we bear the risk of investment performance.

In a UL contract, policyholders are provided with the flexibility in the timing and amount of premium payments and the amount of death benefit, provided there is sufficient account value to cover all policy charges for mortality and expenses for the coming period. Under certain policyholder options and market conditions, the death benefit amount may increase or decrease. Premiums received on a UL product, net of expense loads and charges, are added to the policyholder’s account value. The client has access to their account value (or a portion thereof) through contractual liquidity features such as loans, partial withdrawals and full surrenders. Loans and withdrawals reduce the death benefit amount, are limited to certain contractual maximums (some of which are required under state law) and interest is charged on all loans. Our UL contracts assess surrender charges against the policies’ account values for full or partial face amount surrenders that occur during the contractual surrender charge period. Depending on the product selected, surrender charge periods can range from 10 to 20 years.

ISWL contracts have fixed premiums and guaranteed minimum cash values. Excess interest, mortality and expense credits are credited to policyholders based upon current expectations as to mortality experience, earned interest rates and expense factors. These credits are declared at the beginning of the calendar year and are paid at the end of the policy year. Credits are used to purchase units of paid-up insurance, purchase term insurance or reduce premium outlay. Policy loans are available at a variable interest rate.

We manage investment margins (i.e., the difference between the rate the portfolio earns compared to the rate that is credited to the customer) by seeking to maximize current yields, in line with asset/liability and risk management targets, while crediting a competitive rate to the customer. Crediting rates are typically subject to guaranteed minimums specified in the underlying life insurance contract. Fixed life account values (excluding VUL and COLI) were $11.0 billion, $10.5 billion and $9.9 billion at December 31, 2004, 2003 and 2002, respectively.

Variable Universal Life Insurance (VUL) (excluding COLI): VUL products are UL products that provide a return on account values linked to an underlying investment portfolio of sub-accounts offered by the product. The value of the policyholder’s account varies with the performance of the sub-accounts chosen by the policyholder. The underlying assets of the sub-accounts are managed within a special insurance series of funds. Premiums, net of expense loads and charges for mortality and expenses, received on VUL products are invested in the policyholder’s investment option selection. As the return on the investment portfolio increases or decreases, the account value of the variable universal life policy will increase or decrease. As with fixed UL products, policyholders have access, within contractual maximums, to account values through loans, withdrawals and surrenders. Surrender charges are assessed during the surrender charge period (generally ranging from 15 to 20 years depending on product). The investment choices we offer to VUL products are the same, in most cases, as the investment choices offered in our individual variable annuity contracts.

In addition, VUL products offer a fixed account option that is managed by LNC. Investment risk is borne by the customer on all but the fixed account option. We charge fees for mortality costs and administrative expenses, as well as asset based investment management fees. VUL account values (excluding COLI) were $2.2 billion, $2.0 billion and $1.5 billion at December 31, 2004, 2003 and 2002, respectively.

Term Life Insurance: Term life insurance provides a fixed death benefit for a scheduled period of time. It usually does not offer cash values. Scheduled policy premiums are required to be paid annually (on a monthly or annual basis).

Corporate Owned Life Insurance (COLI): COLI is typically purchased by corporations on the lives of its employees, with the corporation or a trust sponsored by the corporation named as a beneficiary under the policy, for the purpose of funding non-qualified deferred compensation plans. LNC offers a portfolio of both fixed UL and VUL COLI products sold primarily through specialty brokers. COLI account values were $1.1 billion, $1.0 billion and $0.7 billion as of December 31, 2004, 2003 and 2002.

As mentioned previously, we offer survivorship versions of our non-COLI UL, VUL, ISWL and MoneyGuard products. These products insure two lives with a single policy and pay death benefits upon the second death.

The Life Insurance segment has continued to develop products that meet the changing needs of its target affluent market. In 2004, the segment focused its efforts on maintaining the series of products with the Lapse Protection Rider (“LPR”). The LPR, originally introduced in 1998, is a secondary guarantee that promises to keep a policy in force, even if the base policy account value is zero, as long as the No Lapse Value (“NLV”) of the policy remains positive. The NLV is a reference value, calculated in a manner similar to the base policy account value, but using different assumptions as to expense charges, COI charges, and credited interest. The assumptions for the NLV calculation are listed in the contract. As long as the policyholder funds the policy to a level that keeps this calculated NLV positive, the death benefit will be guaranteed. The NLV has no actual monetary value to the policyholder; it is only a calculated value used to determine whether or not the policy will lapse should the base policy account value be less than zero.

Unlike other guaranteed death benefit designs, the LPR maintains the flexibility of a traditional UL policy, which allows a policyholder to take loans or withdrawals. Although loans and withdrawal are likely to shorten the time period of the guaranteed death benefit, it is not automatically or completely forfeited, as is sometimes the case with other death benefit guarantee designs. The length of the guarantee may be increased at any time through additional excess premium deposits.

In order to address increased competition in the market for these products, an updated survivorship version of the product, Lincoln SULLPR 6 was released in July 2004. In October 2004, a new single life version, Lincoln ULLPR 6 was announced. The UL LPR 6 product contains a new structure for underwriting classes, which we believe will allow for more competitive pricing.

In May 2004, we announced a new single life VUL product called Lincoln VULONE. This product combines the lapse protection of universal life with the upside potential of a traditional variable universal life product. VULONE gives clients the flexibility to choose the appropriate balance between protection and market risk that meets their individual needs.

Distribution

Lincoln’s Life Insurance segment products are sold through LFD. LFD is our wholesaling distribution organization, which provides the Life Insurance segment with access to financial intermediaries in the following primary distribution channels—wire/regional firms, independent planner firms, financial institutions, managing general agents and corporate specialty markets.

Competition

The life insurance industry is very competitive and consists of many companies with no one company dominating the market for all products. At the end of 2003, the latest year for which data is available, there were approximately 1,123 life insurance companies in the United States.

The Life Insurance segment designs products specifically for the high net-worth and affluent markets. In addition to the growth opportunity offered by its target market, our product breadth, design innovation, competitiveness, speed to market, customer service and extensive distribution network all contribute to the strength of the Life Insurance segment. On average, the development of products takes approximately five to seven months. Over the past five years, the Life Insurance segment averaged approximately nine major product upgrades and/or new features per year, including important VUL, UL, Term and COLI product enhancements and new riders in 2004. With respect to customer service, the Life Insurance segment has a service center staffed with 150 representatives. Management tracks the speed, accuracy and responsiveness of service to customers’ calls and transaction requests. Further, the Life Insurance segment tracks the turnaround time and quality for various client services such as processing of applications.

Underwriting

In the context of life insurance, underwriting is the process of evaluating medical and non-medical information about an individual and determining the effect these factors statistically have on life expectancy or mortality. This process of evaluation is often referred to as risk classification. Of course, no one can accurately predict how long any individual will live, but certain risk factors can affect life expectancy and are evaluated during the underwriting process.

Claims Administration

Claims services are delivered to customers from the Hartford, Connecticut home office. Claims examiners are assigned to each claim notification based on coverage amount, type of claim and the experience of the examiner. Claims meeting certain criteria are referred to senior claim examiners. A formal quality assurance program is carried out to ensure the consistency and effectiveness of claims examining activities. A network of in-house legal counsel, compliance officers, medical personnel and an anti-fraud investigative unit also support claim examiners. A special claims unit has also been established in the Hartford, Connecticut claims department to focus on more complex specialized matters such as MoneyGuardsm long-term care claims, claims incurred during the contestable period, beneficiary disputes, litigated claims, and to effectively deal with the few invalid claims that are encountered.

The Life Insurance segment maintains a centralized claim service center in order to minimize the volume of clerical and repetitive administrative demands on its claims examiners, while providing convenient service to policy owners and beneficiaries. A centralized call center is also located in the claim service center to provide for consistent, timely and comprehensive responses to customer requests and inquiries.

Investment Management

Overview

The Investment Management segment, with principal operations in Philadelphia, Pennsylvania, provides investment products and services to both individual and institutional investors through Delaware Management Holdings, Inc. and its affiliates, also referred to as “Delaware.” Delaware offers a broad line of mutual funds, retirement plan services and other investment products, including managed accounts and “529” college savings plans for Hawaii and Pennsylvania, to retail investors.

Delaware also offers investment advisory services and products to institutional clients, which primarily include public and private pension and retirement funds, foundations, endowment funds and trusts, and may include mutual funds offered by non-Delaware entities for which Delaware acts as a sub-advisor. At December 31, 2004, Delaware serves as investment advisor to approximately 200 institutional accounts, acts as investment manager and performs additional services for approximately 92 open-end funds and for 10 closed-end funds. The Investment Management segment also provides investment advisory services for our corporate and general insurance portfolios, including separate accounts and mutual funds, and acts as investment advisor to collateralized debt obligations.

Products

Investment Management products include U.S. and international equity and fixed-income retail mutual funds, institutional separate accounts, institutional mutual funds, managed accounts, “529” college savings plans, and retirement plans and services, as well as administration services for some of these products.

The Investment Management segment’s assets under management (including assets under administration) were as follows:

	Assets Under Management
Year Ended December 31 (in millions)	2004 [1]	2003 [1]	2002 [1]
Retail Products:
Equity	$26,130	$20,887	$14,917
Fixed	8,257	8,186	7,631
Institutional Products:
Equity	11,682	25,322	16,711
Fixed [3]	53,940	51,423	48,340

Total	$100,009	$105,818	$87,599

Assets Managed by DIAL [2]		$17,746	$11,892
Total Excluding Assets Managed by DIAL	$100,009	$88,072	$75,707

1.	Includes $14.5 billion, $3.8 billion and $2.5 billion of sub-advised assets at December 31, 2004, 2003 and 2002, respectively. We pay fees to the third party subadvisors to manage the assets.
2.	Includes institutional and retail assets that were managed by the segment’s London-based international investment unit (“DIAL”). In the third quarter of 2004, the segment sold DIAL. Accordingly, $22.1 billion of assets were transferred to Mondrian at the time of the sale.
3.	Includes insurance-related assets of $44.0 billion, $43.0 billion and $41.1 billion, at December 31, 2004, 2003 and 2002, respectively.

Retail Products and Services

The Investment Management segment offers various retail products including mutual funds to individual investors, as well as investment services to high net worth and small institutional investors through managed accounts. The segment also provides investment management and account administration services for 401(k) variable annuity products and “529” college savings plans.

The following table provides a summary of retail assets under management for each product:

	Retail Assets Under Management
At December 31 (in millions)	2004 [1]	2003 [1]	2002 [1]
Mutual funds	$10,969	$9,690	$8,461
Managed accounts	6,489	3,411	1,825
529 College savings plans	231	127	36
Variable annuity	8,876	8,076	6,453
401(k) Director (2)	5,617	4,613	3,528
Mutual fund based retirement products (3)	2,205	3,156	2,245

Total	$34,387	$29,073	$22,548

1.	Includes $10.7 billion, $3.8 billion and $2.5 billion of sub-advised assets for 2004, 2003 and 2002, respectively. We pay fees to the third party sub-advisors to manage the assets.
2.	See Lincoln DirectorSM discussion below.
3.	In the third quarter of 2004, Delaware outsourced its mutual fund 401(k) record-keeping business

As of December 31, 2004, the Investment Management segment, through Delaware, offered 80 retail mutual funds to suit an array of investment needs. Delaware’s mutual funds are grouped by asset class, with each investment management team focused on a specific investment discipline. This structure of distinct investment teams allows for a style-specific research effort tailored for each asset class. The mutual funds are owned by the shareholders of those funds and not by Delaware. Delaware manages the funds. Accordingly, the mutual fund assets and liabilities, as well as related investment returns, are not reflected in our Consolidated Financial Statements. Instead, Delaware earns fees for providing the management and other services to the funds.

Delaware manages open-end and closed-end funds. An open-end mutual fund does not have a fixed number of shares and will normally offer as many shares as investors are willing to buy. Investors sell their shares by requesting the fund to redeem them. The open-end funds are available with various pricing structures, such as A-class with a front end sales charge, B-class and C-class with a contingent deferred sales charge as well as R-class and Institutional class, which are sold without a front end or contingent deferred sales charge and are designed for certain retirement plans. A, B, C and R classes are generally subject to Rule 12b-1 fees. A closed-end fund offers a fixed number of shares and is usually sold through a brokerage firm. After the initial offering, shares normally trade on a major stock exchange.

A managed account is provided to investors through relationships with broker-dealer sponsored programs. The 401(k) variable annuity products provide the contractholder the ability to direct the investment of deposits into one or more investment options offered by the product.

In addition, Delaware has offered “529” college savings plans since 2002, when Delaware launched programs for the state of Hawaii and the Commonwealth of Pennsylvania. A 529 plan is an investment plan operated by a state that is designed to help families save for future college costs. Earnings on the assets invested in 529 plans grow on a tax-deferred basis, and until December 31, 2010 (unless extended by Congress), amounts withdrawn from the plans to pay qualified college expenses are not taxed. Pennsylvania has both an investment plan and a pre-paid tuition plan. Delaware manages the investment plan and provides administration services to the pre-paid tuition plan. Hawaii’s program has an investment plan only. Delaware’s investment plan type 529 products primarily employ risk-based and age-based asset allocation models that enable college-savers to diversify their assets across all major investment styles.

The Investment Management segment also offers defined contribution retirement products. The Lincoln DirectorSM (“Director”) is a defined contribution retirement plan solution available to businesses of all sizes, including small- and medium-sized companies. Funded through a Lincoln National Life Insurance Company (“LNL”) group variable annuity contract, the Director product offers participants 54 investment options from 13 fund families. Director is offered with fully bundled recordkeeping services, but can also be record-kept by third-party retirement administrators. The Investment Management segment earns advisory fees, investment income and surrender charges from this product.

The Investment Management segment also offers a mutual fund-based retirement product. In 2004, the recordkeeping portion of this business was outsourced to third parties. This transition was completed in October 2004. Delaware also offers its mutual funds directly on an investment only basis to plans and other record-keeping platforms.

Institutional Products and Services

For institutional clients, the Investment Management segment offers Delaware Pooled-Trust and institutional separate accounts. Delaware Pooled Trust is a registered investment company offering a series of mutual funds managed in styles that are similar to institutional separate account offerings and best suited for smaller to medium-sized institutional investment mandates. Delaware Pooled Trusts’ minimum initial investment is typically $1 million. The funds included in Delaware Pooled Trust are offered without a sales charge directly through Delaware’s institutional marketing and client services group.

The Investment Management segment provides investment advisory services through separately managed accounts to a broad range of institutional clients, such as corporate and public retirement plans, endowments and foundations, nuclear decommissioning trusts, sub-advisory clients and Taft-Hartley plans, among others. Included among sub-advisory clients are mutual funds and other commingled vehicles offered by institutional parties. Most clients utilize individually managed separate accounts, which means clients have the opportunity to customize the management of their portfolio by including or excluding certain types of securities, sectors or segments within a given asset class. Because of their individually managed nature, these separate accounts are best suited for larger investment mandates. Currently, the minimum account size is typically $10 million for U.S. investments. The Investment Management segment also provides investment management services for Lincoln’s general account assets for which it earns advisory revenue.

Distribution

The businesses in the Investment Management segment deliver their broad range of products through multiple distribution channels, enabling them to reach an expanding community of retail and institutional investors. Investment Management distributes retail mutual funds, managed accounts, “529” college savings plans and retirement products through intermediaries, which are serviced by the LFD wholesaling distribution network. Delaware Distributors, L.P. is the principal underwriter for the Delaware mutual funds and serves as a liaison between the funds and LFD.

Delaware’s institutional marketing group, working closely with manager selection consultants, markets substantially all of the institutional products.

Competition

The Investment Management segment primarily competes with mutual fund complexes that are broker sold, and other asset managers offering managed accounts, institutional accounts and sub-advisory services, and, with respect to the Lincoln DirectorSM, other insurance companies. Competitive factors impacting the Investment Management segment include investment performance, breadth of investment styles offered, distribution capabilities and customer service.

Investment performance is a key driver of the Investment Management segment’s ability to attract new sales, retain existing assets and improve net flows. The following table summarizes the performance of institutional and managed accounts relative to their respective benchmarks for the one-, three- and five-year periods ending December 31, 2004.

	One Year	Three Year	Five Year
Number of institutional composites outperforming their respective benchmarks [1]	5 of 8	7 of 8	7 of 7
Number of managed account composites outperforming their respective benchmarks (out of 6 managed accounts)	0 of 6	4 of 6	6 of 6

1.	Represents the 8 largest composites based on assets under management.

Delaware closely monitors the relative performance of individual funds. Fund performance is compared to a benchmark group of peer funds that have similar investment characteristics and objectives. Performance in various key categories, as reported to Lipper, one of the leading providers of mutual fund research, is used by Delaware in measuring its funds’ performance. The following table summarizes the performance for the 25 largest and for all of the mutual funds in the Delaware Investment’s family of funds for the one-, three- and five-year periods ended on December 31, 2004.

	One Year	Three Year	Five Year
Number of Funds out of Delaware’s 25 largest retail funds in top half of their Lipper category [1]	17 of 25	19 of 25	20 of 25
Number of Funds out of all of Delaware’s retail funds in top half of their Lipper category [1]	37 of 49	37 of 49	34 of 47

1.	For these purposes, Delaware’s family of funds does not include variable insurance product funds, or mutual funds managed by Delaware for certain LNC affiliates or other third parties.

Service is an important aspect of the Investment Management segment’s strategy. As an organization, Delaware has remained focused on clients. Delaware’s mutual fund service excellence was recognized in 2003, 2001 and 2000 when Delaware won the DALBAR crystal pyramid award for customer service excellence in main office operations. DALBAR is an independent organization, which measures, among other things, service quality in the financial services industry.

Lincoln UK

Lincoln UK is headquartered in Barnwood, Gloucester, England, and is licensed to do business throughout the United Kingdom (“UK”). Lincoln UK is primarily focused on protecting and enhancing the value of its existing customer base. The segment accepts new deposits on the existing block of business and markets a limited range of new products.

Lincoln UK’s product portfolio principally consists of unit-linked life and pension products, which are similar to U.S. produced variable life and annuity products, where the risk associated with the underlying investments are borne by the policyholders. These products have largely been issued to individuals, and benefits, premium levels and charges can often be varied within limits. Due to the timing of the receipt of National Insurance rebates from the U.K. Government, Lincoln UK, as in 2004, expects that earnings will be approximately 20% higher in the second half of 2005 than in the first half of 2005. These rebates are paid automatically each year to eligible policyholders who have chosen to contract out of the State Second Pension through a Lincoln personal pension arrangement. In 2004, the total rebates received amounted to $68.6 million. These rebates are reported as deposits and as such only the fees earned by Lincoln UK are reported as revenue.

The Lincoln UK segment’s revenues were as follows:

Year Ended December 31 (in millions)	2004	2003	2002
Life Products	$82.9	$76.8	$71.9
Pension Products	47.3	45.7	39.6
Other Products	1.8	2.0	2.4

Total	$132.0	$124.5	$113.9

Our subsidiary in the UK has its balance sheets and income statements translated at the current spot exchange rate as of the year-end and average spot exchange rate for the year, respectively. From time to time, LNC will hedge its exposure to foreign currency as it relates to its net investment in Lincoln UK.

Lincoln UK has an agreement to outsource its customer service and policy administration functions to Capita Life & Pension Services Limited, a subsidiary of Capita Group Plc. The purpose of the outsourcing is to reduce the operational risk and variability of future costs associated with administering the business by taking advantage of Capita’s proven expertise in providing outsourcing solutions to a variety of industries including general insurance companies. The relationship through 2004 has provided the segment with results in line with expectations.

Other Operations

“Other Operations” include the financial data for the operations of LFA and LFD, and for operations that are not directly related to the business segments, unallocated corporate items (such as corporate investment income and interest expense on short-term and long-term borrowings), along with the ongoing amortization of deferred gain on the indemnity reinsurance portion of the transaction with Swiss Re.

Revenues from Other Operations were as follows:

Year Ended December 31 (in millions)	2004	2003	2002
LFD (a)	$245.2	$140.9	$127.3
LFA (b)	383.6	316.9	318.0
Deferred Gain Amortization	87.0	72.3	75.2

Total	$715.8	$530.1	$520.5

(a)	LFD revenues represent wholesaling allowances paid by our operating segments to LFD.
(b)	LFA revenues do not include the portion of the distribution allowance that LFA receives on Lincoln and Delaware products, which is then paid out in commissions to its Registered Representatives, Agents and Brokers.

As stated above, LFD, with principal operations in Philadelphia, Pennsylvania, is our wholesaling arm, which distributes our life insurance, annuities and investment products to a large number of financial intermediaries. LFD was formed in 2000 to be the single distribution entity for all of our retail products. Through its customer-focused relationships with financial intermediaries, we believe that LFD’s distribution channels give us access to our target markets, while also providing us with market information so that we can tailor our products to the needs of our target markets. At December 31, 2004, LFD consists of approximately 124 internal and 238 external wholesalers compared to 104 internal and 183 external wholesalers at December 31, 2003. Both the internal and external wholesalers are LFD employees. LFD is organized to penetrate multiple distribution channels including the wire/regional, the independent planner, the financial institutions, the managing general agent, and the corporate specialty markets channels.

LFA, with principal operations in Fort Wayne, Indiana, is a retail broker/dealer and financial planning firm that offers a full range of financial and estate planning services. LFA, through its nearly 2,480 agents and registered brokers in 68 offices, offers our annuities, 401(k) plans, pensions, universal and variable universal life insurance and other wealth accumulation and protection products and services. LFA is the top sales channel for LNL products. In addition, LFA is structured with an open-architecture system, which means LFA’s planners also offer products from non-LNC companies. In January 2005, LFA changed its compensation structure for its planners. Although we believe that the new structure will be beneficial to us, if a significant number of financial advisors terminate their affiliation with us, it could have a negative impact on our sales and ability to retain existing in-force business.

REINSURANCE

We follow the industry practice of reinsuring a portion of our life insurance and annuity risks with unaffiliated reinsurers. In a reinsurance transaction, a reinsurer agrees to indemnify another insurer for part or all of its liability under a policy or policies it has issued for an agreed upon premium. We use reinsurance to protect our insurance subsidiaries against the severity of losses on individual claims and unusually serious occurrences in which a number of claims produce an aggregate extraordinary loss. Although reinsurance does not discharge the insurance subsidiaries from their primary liabilities to their policyholders for losses insured under the insurance policies, it does make the assuming reinsurer liable to the insurance subsidiaries for the reinsured portion of the risk.

We reinsure approximately 85% to 90% of the mortality risk on newly issued life insurance contracts. Our policy is to retain no more than $5.0 million on a single insured life issued on fixed and variable universal life insurance contracts. Additionally, the retention per single insured life for term life insurance and for Corporate Owned Life Insurance (COLI) is $1 million and $2 million, respectively. With respect to annuities, we have previously reinsured a portion of our fixed annuity business, but beginning in 2004, we have retained the full risk on newly issued contracts.

For more information regarding reinsurance see, Note 8 to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K and “Reinsurance” in the MD&A. For risks involving reinsurance, see “Risk Factors” below.

RESERVES

The applicable insurance laws under which insurance companies operate require that they report, as liabilities, policy reserves to meet future obligations on their outstanding policies. These reserves are the amounts that, with the additional premiums to be received and interest thereon compounded annually at certain assumed rates, are calculated to be sufficient to meet the various policy and contract obligations as they mature. These laws specify that the reserves shall not be less than reserves calculated using certain specified mortality and morbidity tables, interest rates, and methods of valuation.

The reserves reported in our financial statements contained herein are calculated based on GAAP and differ from those specified by the laws of the various states and carried in the statutory financial statements of the life insurance subsidiaries. These differences arise from the use of mortality and morbidity tables, interest, persistency and other assumptions which are believed to be more representative of the expected experience for these policies than those required for statutory accounting purposes and from differences in actuarial reserving methods. See “Regulatory” below for information on proposed regulations that may impact the amount of statutory reserves necessary to support our current insurance liabilities.

The assumptions on which reserves are based are intended to represent an estimation of experience for the period that policy benefits are payable. If actual experience is not less favorable than the reserve assumptions, then reserves should be adequate to provide for future benefits and expenses. If experience is less favorable than the reserve assumptions, additional reserves may be required. The key experience assumptions include mortality rates, policy persistency and interest rates. We periodically review our experience and update our policy reserves for new issues and reserve for all claims incurred, as we believe appropriate.

For risks related to reserves, see “Risk Factors” below.

INVESTMENTS

An important component of our financial results is the return on invested assets. Our investment strategy is to balance the need for current income with prudent risk management, with an emphasis on generating sufficient current income to meet our obligations. This approach requires the evaluation of risk and expected return of each asset class utilized, while still meeting our income objectives. This approach also permits us to be more effective in our asset-liability management, since decisions can be made based upon both the economic and current investment income considerations affecting assets and liabilities. Investments by our insurance subsidiaries must comply with the insurance laws and regulations of the states of domicile.

We do not use derivatives for speculative purposes. Derivatives are used for hedging purposes and income generation. Hedging strategies are employed for a number of reasons including, but not limited to, hedging certain portions of our exposure to changes in our GMDB/GMWB liabilities, interest rate fluctuations, the widening of bond yield spreads over comparable maturity U.S. Government obligations, and credit, foreign exchange and equity risks. Income generation strategies include credit default swaps through replication synthetic asset transactions (RSATs). These derivatives synthetically create exposure in the general account to corporate debt, similar to investing in the credit markets. Our investment portfolio does not contain any significant concentrations in single issuers. In addition, we do not have a significant concentration of investments in any single industry segment; no single segment comprises more than 10% of invested assets at December 31, 2004.

For additional information on our investments, including carrying values by category, quality ratings and net investment income, see “ Consolidated Investments” in the MD&A, as well as Notes 1 and 3 to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

RATINGS

Nationally recognized ratings agencies rate the financial strength of our principal insurance subsidiaries and the debt of LNC. Ratings are not recommendations to buy our securities.

Rating agencies rate insurance companies based on financial strength and the ability to pay claims, factors more relevant to policyholders than investors. We believe that the ratings assigned by nationally recognized, independent rating agencies are material to our operations. There may be other rating agencies that also rate our securities, which we do not disclose in our reports.

Insurer Financial Strength Ratings

The insurer financial strength rating scales of A.M. Best, Fitch Ratings (“Fitch”), Standard & Poor’s (“S&P”) and Moody’s Investors Service (“Moody’s”) are characterized as follows:

•	A.M. Best—A++ to S

•	Fitch—AAA to D

•	Moody’s—Aaa to C

•	S&P—AAA to R

As of February 28, 2005, the financial strength ratings of our principal insurance subsidiaries, as published by the principal rating agencies that rate our securities, or us, are as follows:

	Fitch	S&P	Moody’s	A. M. Best
Lincoln National Life Insurance Co.	AA (3rd of 24)	AA- (4th of 21)	Aa3 (4th of 21)	A+ (2nd of 16)

Lincoln Life &Annuity Co. of New York	AA (3rd of 24)	AA- (4th of 21)	A1 (5th of 21)	A+ (2nd of 16)

First Penn-Pacific Life Insurance Co.	AA (3rd of 24)	AA- (4th of 21)	A1 (5th of 21)	A+ (2nd of 16)

All of the above ratings have a stable outlook.

A downgrade of the financial strength rating of one of our principal insurance subsidiaries could affect our competitive position in the insurance industry and make it more difficult for us to market our products as potential customers may select companies with higher financial strength ratings.

Debt Ratings

The long-term credit rating scales of A.M. Best, Fitch Ratings, S&P and Moody’s are characterized as follows:

•	A.M. Best—aaa to d

•	Fitch—AAA to D

•	Moody’s—Aaa to C

•	S&P—AAA to D

As of February 28, 2005, our long-term credit ratings, as published by the principal rating agencies that rate our long-term credit, are as follows:

	Fitch	S&P	Moody’s	A. M. Best
LNC	A (6th of 24)	A- (7th of 22)	A3 (7th of 21)	a- (7th of 22)

The short-term credit rating scales of A.M. Best, Fitch Ratings, S&P and Moody’s are characterized as follows:

•	A.M. Best—AMB-1+ to d

•	Fitch—F1 to D

•	Moody’s—P-1 to NP

•	S&P—A-1 to D

As of February 28, 2005, our short-term credit ratings, as published by the principal rating agencies that rate our short-term credit, are as follows:

	Fitch	S&P	Moody’s	A. M. Best
LNC	F1 (1st of 6)	A-2 (2nd of 6)	P-2 (2nd of 4)	AMB-1 (2nd of 6)

A downgrade of our debt ratings could affect our ability to raise additional debt with terms and conditions similar to our current debt, and accordingly, likely increase our cost of capital. In addition, a downgrade of these ratings could make it more difficult to raise capital to refinance any maturing debt obligations, to support business growth at our insurance subsidiaries and to maintain or improve the current financial strength ratings of our principal insurance subsidiaries described above.

All of our ratings are subject to revision or withdrawal at any time by the rating agencies, and therefore, no assurance can be given that our principal insurance subsidiaries or that LNC can maintain these ratings. Each rating should be evaluated independently of any other rating.

REGULATORY

General

Our insurance subsidiaries, like other insurance companies, are subject to regulation and supervision by the states, territories and countries in which they are licensed to do business. The extent of such regulation varies, but generally has its source in statutes that delegate regulatory, supervisory and administrative authority to supervisory agencies. In the United States, this power is vested in state insurance departments.

In supervising and regulating insurance companies, state insurance departments, charged primarily with protecting policyholders and the public rather than investors, enjoy broad authority and discretion in applying applicable insurance laws and regulation for that purpose. Two of our principal insurance subsidiaries, LNL and First Penn-Pacific Life Insurance Company (“First Penn”), are domiciled in Indiana, and the other, Lincoln Life & Annuity Company of New York (“LLANY”), is domiciled in New York. The insurance departments of those states exercise principal regulatory jurisdiction over them. The extent of regulation by the states varies, but in general, most jurisdictions have laws and regulations governing standards of solvency, adequacy of reserves, reinsurance, capital adequacy, licensing of companies and agents to transact business, prescribing and approving policy forms, regulating premium rates for some lines of business, prescribing the form and content of financial statements and reports, regulating the type and amount of investments permitted and standards of business conduct.

As a result of being an accredited reinsurer in New York, LNL is also an authorized insurer in the state of New York. As such, LNL is subject to the regulatory requirements imposed by New York on authorized insurers. One such requirement is that LNL must report to New York its reserves based on New York reserving regulations, which are generally more conservative than those of Indiana. As a recent example, on December 29, 2004, the New York State Insurance Department promulgated, as an emergency measure, amendments to its regulations governing the valuation of life insurance reserves for New York authorized insurers issuing certain life insurance policies. Specifically, the amendments apply to life insurance policies providing secondary guarantees, such as policies with our LPR (as discussed above), that allow those policies to remain in force at the original schedule of benefits, even if the policy’s cash value is depleted, as long as the contractual requirements to maintain the secondary guarantee are satisfied. The amendments apply retroactively to policies issued on or after January 1, 2003. We do not currently expect these changes to affect LNL’s ability to continue as an authorized insurer in New York. However, as discussed further below under “—Restrictions on Subsidiaries’ Dividends and Other Payments,” if New York requires us to maintain a higher level of capital to remain an authorized insurer in New York, these requirements may constrain LNL’s ability to pay dividends to LNC.

State insurance departments in jurisdictions in which our insurance subsidiaries do business conduct periodic examinations of their respective operations and accounts and require the filing of annual and other reports relating to their financial condition. We are not currently undergoing any periodic examination. State insurance laws and regulations also include numerous provisions governing the marketplace activities of insurers, including provisions governing the form and content of disclosure to consumers, illustrations, advertising, sales practices and complaint handling. State regulatory authorities generally enforce these provisions through periodic market conduct examinations.

The U.S. federal government does not directly regulate the insurance industry; however, federal initiatives from time to time can impact the insurance industry. In June 2001, the Economic Growth and Tax Relief Reconciliation Act of 2001 (“EGTRRA”) was enacted. EGTRRA contains provisions that will, over time, significantly lower individual tax rates. This will have the effect of reducing the benefits of tax deferral on the inside build-up of annuities and life insurance products. EGTRRA also includes provisions that will eliminate, over time, the estate, gift and generation-skipping taxes and partially eliminates the step-up in basis rule applicable to property held in a decedent’s estate. Some of these changes might hinder our sales and result in the increased surrender of insurance and annuity products. Many of these provisions expire in 2010, unless extended.

In May 2003, the Jobs and Growth Tax Relief Reconciliation Act of 2003 (the “2003 Act”) was enacted. Individual taxpayers are the principal beneficiaries of the 2003 Act, which includes an acceleration of certain of the income tax rate reductions enacted originally under EGTRRA, as well as capital gains and dividend tax rate reductions. Although most of these rate reductions expire after 2008 or later, these reductions have the effect of reducing the benefits of tax deferral on the build-up of value of annuities and life insurance products. Like the EGTRRA changes, the 2003 Act changes may hinder our sales and result in increased surrender of insurance and annuity products.

The Bush Administration has proposed that many of the foregoing rate reductions be made permanent, as well as several tax-favored savings initiatives that, if enacted by Congress, could also adversely affect the sale of our annuity, life and tax-qualified retirement products and increase the surrender of such products. However, we expect that the income for life guarantee provided within an annuity and features like our GMWB will continue to be viewed as significant benefits and may offset the adverse effect of EGTRRA and the 2003 Act.

On October 22, 2004, President Bush signed into law the American Jobs Creation Act of 2004 (“AJCA”). Among its various provisions, the AJCA includes a provision that temporarily suspends current rules that impose an income tax on a stock life insurance company for distributions to its shareholders from its policyholder surplus account. It also reverses the order in which distributions are charged against a company’s various accounts, such that distributions will first be treated as coming from the policyholder surplus account and then the shareholders surplus account. We currently believe that our dividend activity will be sufficient to eliminate our insurance subsidiaries’ policyholder surplus accounts before the end of the suspension period. The provision is effective for taxable years beginning after December 31, 2004 and ending before January 1, 2007.

In December 2004, bills were introduced in Congress to provide tax incentives designed to encourage individuals to invest their after-tax income in retirement vehicles, such as annuities, that provide guaranteed lifetime income. Under the proposal, individuals would not pay federal taxes on one-half of the income generated by annuities that make lifetime payments up to an annual limit of $20,000. If this bill is enacted into law, we believe that it would have a favorable impact on our annuity business.

In addition, the AJCA includes provisions affecting non-qualified deferred compensation plans that may make such plans more complicated for employers depending on final tax rules and regulations. Because our COLI products are often used to support such deferred compensation liabilities, the AJCA may constrain sales of our COLI products. Although the COLI legislation proposed in 2004 was not signed into law and new COLI legislation has not yet been proposed, if such legislation is signed into law, it is expected to provide more certainty in the COLI market, and therefore, is not expected to have a detrimental effect on COLI markets in which we participate.

In addition, LFA and LFD as well as our variable annuities and variable life insurance products are subject to regulation and supervision by the SEC and the National Association of Securities Dealers (“NASD”). Our Investment Management segment, like other investment management groups, is subject to regulation and supervision by the SEC, NASD, Municipal Securities Rulemaking Board (“MSRB”), the Pennsylvania Department of Banking and jurisdictions of the states, territories and foreign countries in which they are licensed to do business. Lincoln U.K. is subject to regulation by the Financial Services Authority (“FSA”) in the U.K.

Some of our separate accounts as well as mutual funds that we sponsor, in addition to being registered under the Securities Act of 1933, are registered as investment companies under the Investment Company Act of 1940, and the shares of certain of these entities are qualified for sale in some or all states and the District of Columbia. We also have several subsidiaries that are registered as broker-dealers under the Securities Exchange Act of 1934 (“Exchange Act”) and are subject to federal and state regulation, including but not limited to the NASD’s net capital rules. In addition, we have several subsidiaries that are investment advisors registered under the Investment Advisers Act of 1940. LFA’s agents and our employees, insofar as they are involved in the sale or marketing of products that are securities, are subject to the Exchange Act and to examination requirements and regulation by the SEC, the NASD and state securities commissioners. Regulation also extends to various LNC entities that employ or control those individuals. The SEC and other governmental agencies and self-regulatory organizations, as well as state securities commissions in the U.S., have the power to conduct administrative proceedings that can result in censure, fines, the issuance of cease-and-desist orders or suspension, termination or limitation of the activities of the regulated entity or its employees.

Federal and state regulators are devoting substantial attention to the mutual fund and variable annuity businesses. As a result of publicity relating to widespread perceptions of industry abuses, there have been numerous proposals for legislative and regulatory reforms, addressing issues which include, but are not limited to, the need for increased mutual fund governance and compliance practices, late trading, suitability of variable annuity products, directed brokerage and soft dollars, and new disclosure requirements concerning commission breakpoints, revenue sharing, shelf space, advisory fees, market timing, portfolio pricing, information about portfolio managers and other issues. It is difficult to predict at this time whether changes resulting from new laws and regulations will affect the industries or our asset management businesses, and, if so, to what degree.

Insurance Holding Company Regulation

LNC and its insurance subsidiaries are subject to regulation pursuant to the insurance holding company laws of the states of Indiana and New York. These insurance holding company laws generally require an insurance holding company and insurers that are members of such insurance holding company’s system to register with the insurance department authorities, to file with it certain reports disclosing information including their capital structure, ownership, management, financial condition, certain intercompany transactions, including material transfers of assets and intercompany business agreements, and to report material changes in that information. These laws also require that intercompany transactions be fair and reasonable and, under certain circumstances, prior approval of the insurance departments must be received before entering into an intercompany transaction. Further, these laws require that an insurer’s policyholders’ surplus following any dividends or distributions to shareholder affiliates be reasonable in relation to the insurer’s outstanding liabilities and adequate for its financial needs.

In general, under state holding company regulations, no person may acquire, directly or indirectly, a controlling interest in our capital stock unless such person, corporation or other entity has obtained prior approval from the applicable insurance commissioner for such acquisition of control. Pursuant to such laws, in general, any person acquiring, controlling or holding the power to vote, directly or indirectly, ten percent or more of the voting securities of an insurance company, is presumed to have “control” of such company. This presumption may be rebutted by a showing that control does not exist in fact. The insurance commissioner, however, may find that “control” exists in circumstances in which a person owns or controls a smaller amount of voting securities. To obtain approval from the insurance commissioner of any acquisition of control of an insurance company, the proposed acquirer must file with the applicable commissioner an application containing information regarding: the identity and background of the acquirer and its affiliates; the nature, source and amount of funds to be used to carry out the acquisition; the financial statements of the acquirer and its affiliates; any potential plans for disposition of the securities or business of the insurer; the number and type of securities to be acquired; any contracts with respect to the securities to be acquired; any agreements with broker-dealers; and other matters.

Other jurisdictions in which our insurance subsidiaries are licensed to transact business may have similar or additional requirements for prior approval of any acquisition of control of an insurance or reinsurance company licensed or authorized to transact business in those jurisdictions. Additional requirements in those jurisdictions may include re-licensing or subsequent approval for renewal of existing licenses upon an acquisition of control. As further described below, laws that govern the holding company structure also govern payment of dividends to us by our insurance subsidiaries.

Restrictions on Subsidiaries’ Dividends and Other Payments

We are a holding company that transacts substantially all of our business directly and indirectly through subsidiaries. Our primary assets are the stock of our operating subsidiaries. Our ability to meet our obligations on our outstanding debt and to pay dividends and our general and administrative expenses depends on the surplus and earnings of our subsidiaries and the ability of our subsidiaries to pay dividends or to advance or repay funds to us.

Under Indiana laws and regulations, our Indiana insurance subsidiaries, including our primary insurance subsidiary, LNL, may pay dividends to LNC only from earned surplus and must receive prior approval of the Indiana Insurance Commissioner to pay a dividend if such dividend, along with all other dividends paid within the preceding twelve consecutive months, would exceed the statutory limitation. The current statutory limitation is the greater of (i) 10% of the insurer’s policyholders’ surplus, as shown on its last annual statement on file with the Indiana Insurance Commissioner or (ii) the insurer’s statutory net gain for the previous twelve months, but in no event to exceed statutory earned surplus. Indiana law gives the Indiana Insurance Commissioner broad discretion to disapprove requests for dividends in excess of these limits.

As stated above, LNL is also an authorized insurer in the state of New York. As a result, it is also subject to the regulatory requirements that the state of New York imposes upon authorized insurers. These regulations include reserve requirements, which differ from Indiana’s requirements. The New York regulations require LNL to report more reserves to the state of New York. As a result, the level of statutory surplus that LNL reports to New York is less than the statutory surplus reported to Indiana and the National Association of Insurance Commissioners (“NAIC”). If New York requires us to maintain a higher level of capital to remain an authorized insurer in New York, LNL’s ability to pay dividends to LNC could be constrained. However, we do not expect the recent amendments to constrain LNL’s ability to pay dividends during 2005. For further information on the ability of our subsidiaries to pay dividends to us, see “Review of Consolidated Financial Position” in the MD&A.

Indiana law also provides that following the payment of any dividend, the insurer’s policyholders’ surplus must be reasonable in relation to its outstanding liabilities and adequate for its financial needs, and permits the Indiana Insurance Commissioner to bring an action to rescind a dividend which violates these standards. In the event that the Indiana Insurance Commissioner determines that the policyholders’ surplus of one subsidiary is inadequate, the Commissioner could use his or her broad discretionary authority to seek to require us to apply payments received from another subsidiary for the benefit of that insurance subsidiary. For information regarding dividends paid to us during 2004 from our insurance subsidiaries, see “Review of Consolidated Financial Condition—Sources of Liquidity and Cash Flow” in our MD&A.

Lincoln UK’s insurance subsidiaries are regulated by the UK Financial Services Authority (“FSA”) and are subject to capital requirements as defined by the U.K. Required Minimum Solvency Margin (RMSM). Lincoln UK targets maintaining approximately 1.5 to 2.0 times the required capital as prescribed by the regulatory margin. Effective January 1, 2005, all insurance companies operating in the U.K have to complete a risk-based capital assessment to demonstrate to the FSA that they hold sufficient capital to cover their risks. Risk-based capital requirements in the U.K. are different than the NAIC risk-based capital (“RBC”). As is the case with regulated insurance companies in the U.S., changes to regulatory capital requirements could impact the dividend capacity of our U.K. insurance subsidiaries and cash flow to the holding company.

Risk-Based Capital

The NAIC has adopted risk-based capital requirements for life insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks such as asset quality, asset and liability matching, loss reserve adequacy and other business factors. Under RBC requirements, regulatory compliance is determined by the ratio of a company’s total adjusted capital, as defined by the NAIC, to its authorized control level of RBC (known as the RBC ratio), also as defined by the NAIC.

Four levels of regulatory attention may be triggered if the RBC ratio is insufficient:

•	“Company action level”—If the RBC ratio is between 150% and 200%, then the insurer must submit a plan to the regulator detailing corrective action it proposes to undertake.

•	“Regulatory action level”—If the RBC ratio is between 100% and 150%, then the insurer must submit a plan, but a regulator may also issue a corrective order requiring the insurer to comply within a specified period.

•	“Authorized control level”—If the RBC ratio is between 70% and 100%, then the regulatory response is the same as at the “Regulatory action level,” but in addition, the regulator may take action to rehabilitate or liquidate the insurer.

•	“Mandatory control level”—If the RBC ratio is less than 70%, then the regulator must rehabilitate or liquidate the insurer.

At December 31, 2004, the RBC ratios of LNL, First Penn and LLANY reported to their respective states of domicile and the NAIC were 338%, 452% and 789%, respectively.

We believe that we will be able to maintain the RBC ratios of our insurance subsidiaries in excess of “Company action level” through prudent underwriting, claims handling, investing and capital management. However, no assurances can be given that developments affecting the insurance subsidiaries, many of which could be outside of our control, including but not limited to changes in the regulatory environment, including changes to the manner in which the RBC ratio is calculated, economic conditions and competitive conditions in the jurisdictions in which we write business, will not cause the RBC ratios to fall below required levels resulting in a corresponding regulatory response.

For example, the New York State Insurance Department reserve requirements, including the recent amendments mentioned above governing New York authorized insurers, will have a negative effect on LNL’s capital and surplus levels reported to the New York State Insurance Department. However, we believe that we will be able to maintain such levels of capital and surplus reported to New York that LNL will remain an authorized insurer. Furthermore, the NAIC recently proposed amendments to Actuarial Guideline 38—Application of the Valuation of Life Insurance Policies Model Regulation (“AG38”). AG38 was effective for UL policies sold beginning in 2003 and revised the method used to calculate statutory reserves for UL policies with secondary guarantees, such as are established under our LPR.

The NAIC and the Life and Health Actuarial Task Force are also considering new requirements for calculating the RBC and reserves in connection with variable annuity products with death and living benefit guarantees. There are still significant issues outstanding that make it difficult for us to evaluate the effect of the proposed requirements on the statutory capital and surplus of our insurance subsidiaries. However, the adoption of the new requirements, potentially effective beginning with financial statements as of December 31, 2005, may require significant increases in required surplus and statutory reserves supporting variable annuities. If so, the new requirements would have the effect of lowering the RBC ratios of our insurance subsidiaries.

EMPLOYEES

As of December 31, 2004, we had a total of 5,441 employees. None of our employees are represented by a labor union, and we are not a party to any collective bargaining agreements. We consider our employee relations to be good.

AVAILABLE INFORMATION

We file annual, quarterly and current reports, proxy statements and other documents with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including LNC, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www.sec.gov.

We also make available, free of charge, on or through our Internet website (http://www.lfg.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

RISK FACTORS

If future policy benefits and claims exceed our insurance and annuity premiums and reserves, our financial results would be adversely affected.

Our reserves for future policy benefits and claims may prove to be inadequate. We establish and carry, as a liability, reserves based on estimates by actuaries of how much we will need to pay for future benefits and claims. For our life insurance and annuity products, we calculate these reserves based on many assumptions and estimates, including estimated premiums we will receive over the assumed life of the policy, the timing of the event covered by the insurance policy, the amount of benefits or claims to be paid and the investment returns on the assets we purchase with the premiums we receive. The assumptions and estimates we use in connection with establishing and carrying our reserves are inherently uncertain. Accordingly, we cannot determine with precision the ultimate amounts that we will pay for, or the timing of payment of, actual benefits and claims or whether the assets supporting the policy liabilities will grow to the level we assume prior to payment of benefits or claims. If our actual experience is different from our assumptions or estimates, our reserves may prove to be inadequate in relation to our estimated future benefits and claims. As a result, we would incur a charge to our earnings in the quarter in which we increase our reserves.

Because the equity markets impact our profitability, equity market declines may also negatively affect our business and profitability.

Our profitability has benefited from strong equity markets in 2003 and 2004. The fee revenue that we earn on equity-based variable annuities, unit-linked accounts, variable universal life insurance policies and investment advisory business, is based upon account values. Because strong equity markets result in higher account values, strong equity markets positively affect our net income through increased fee revenue. In addition, the increased fee revenue resulting from strong equity markets increases the expected gross profits (“EGPs”) from variable insurance products. As a result, the higher EGPs may result in lower net amortized costs related to deferred acquisition costs (“DAC”), deferred sales inducements (“DSI”), the present value of in-force business (“PVIF”) acquired expenses and deferred front-end sales loads (“DFEL”) associated with those products. For more information on DAC, DSI, PVIF and DFEL amortization, see “Critical Accounting Policies” in the MD&A. Finally, the amount of reserves related to the guaranteed minimum death benefits for variable annuities is tied to the difference between the value of the underlying accounts and the guaranteed death benefit, which is affected by the equity markets. Accordingly, strong equity markets will decrease the amount of GMDB reserves that we carry.

Conversely, a weakening of the equity markets results in lower fee income and, depending upon the significance of the drop in the equity markets, may result in higher net expenses associated with DAC, DSI, PVIF and DFEL. Both lower fee income and higher net expenses may have a material adverse effect on our results of operations and capital resources. Furthermore, a decrease in the equity markets will increase the net amount at risk under the guaranteed minimum death benefit, which has the effect of increasing the amount of GMDB reserves that we carry. As a result, if such reserves are not reasonable in relation to our expected liabilities for GMDBs, we may have to increase the level of the GMDB reserves. Such an increase in reserves would result in a charge to our earnings in the quarter in which we increase our reserves to bring them within a reasonable range of our estimated future liabilities related to the GMDB guarantees.

Because the profitability of our fixed annuity and interest-sensitive whole life, universal life and fixed portion of variable universal life insurance business depends in part on interest rate spreads, interest rate fluctuations could negatively affect our profitability.

Changes in interest rates may reduce both our profitability from spread businesses and our return on invested capital. Some of our products, principally fixed annuities and interest-sensitive whole life, universal life and the fixed portion of variable universal life insurance, expose us to the risk that changes in interest rates will reduce our “spread”, or the difference between the amounts that we are required to pay under the contracts and the amounts we are able to earn on our general account investments intended to support our obligations under the contracts. Declines in our spread from these products could have a material adverse effect on our businesses or results of operations.

In periods of increasing interest rates, we may not be able to replace the assets in our general account with higher yielding assets needed to fund the higher crediting rates necessary to keep our interest sensitive products competitive. We therefore may have to accept a lower spread and thus lower profitability or face a decline in sales and greater loss of existing contracts and related assets. In periods of declining interest rates, we have to reinvest the cash we receive as interest or return of principal on our investments in lower yielding instruments then available. Moreover, borrowers may prepay fixed-income securities, commercial mortgages and mortgage-backed securities in our general account in order to borrow at lower market rates, which exacerbates this risk. Because we are entitled to reset the interest rates on our fixed rate annuities only at limited, pre-established intervals, and since many of our policies have guaranteed minimum interest or crediting rates, our spreads could decrease and potentially become negative.

Increases in interest rates may cause increased surrenders and withdrawals of insurance products. In periods of increasing interest rates, policy loans and surrenders and withdrawals of life insurance policies and annuity contracts may increase as policyholders seek to buy products with perceived higher returns. This process may lead to a flow of cash out of our businesses. These outflows may require investment assets to be sold at a time when the prices of those assets are lower because of the increase in market interest rates, which may result in realized investment losses. A sudden demand among consumers to change product types or withdraw funds could lead us to sell assets at a loss to meet the demand for funds. In addition, unanticipated withdrawals and terminations also may require us to accelerate the amortization of DAC. This would increase our current expenses.

A downgrade in our claims-paying or credit ratings could limit our ability to market products, increase the number or value of policies being surrendered and/or hurt our relationships with creditors.

Nationally recognized rating agencies rate the financial strength of our principal insurance subsidiaries and the debt of LNC. Ratings are not recommendations to buy our securities. Please see “Ratings” beginning on page 17 for a complete description of our ratings.

Our claims-paying ratings, which are intended to measure our ability to meet policyholder obligations, are an important factor affecting public confidence in most of our products and, as a result, our competitiveness. The interest rates we pay on our borrowings are largely dependent on our credit ratings. Each of the rating agencies reviews its ratings periodically, and our current ratings may not be maintained in the future. A downgrade of the financial strength rating of one of our principal insurance subsidiaries could affect our competitive position in the insurance industry and make it more difficult for us to market our products as potential customers may select companies with higher financial strength ratings. This could lead to a decrease in fees as outflows of assets increase, and therefore, result in lower fee income. Furthermore, sales of assets to meet customer withdrawal demands could also result in losses, depending on market conditions. A downgrade of our debt ratings could affect our ability to raise additional debt with terms and conditions similar to our current debt, and accordingly, likely increase our cost of capital. In addition, a downgrade of these ratings could make it more difficult to raise capital to refinance any maturing debt obligations, to support business growth at our insurance subsidiaries and to maintain or improve the current financial strength ratings of our principal insurance subsidiaries described above.

A drop in the rankings of the mutual funds that we manage as well as a loss of key portfolio managers could result in lower advisory fees.

While mutual funds are not rated, per se, many industry periodicals and services, such as Lipper, provide rankings of mutual fund performance. Under “—Investment Management,” we have disclosed the number of our 25 largest retail mutual funds (based on assets under management), as well as all of our retail mutual funds, that rank in the top half of their Lipper category for the one-, three- and five-year periods ended December 31, 2004. These rankings often have an impact on the decisions of customers regarding which mutual funds to invest in. If the rankings of the mutual funds for which we provide advisory services decrease materially, the funds’ assets may decrease as customers leave for funds with higher performance rankings. Similarly, a loss of our key portfolio managers who manage mutual fund investments could result in poorer fund performance, as well as customers leaving these mutual funds for new mutual funds managed by the portfolio managers. Any loss of fund assets would decrease the advisory fees that we earn from such mutual funds, which are generally tied to the amount of fund assets and performance. This would have an adverse effect on our results of operations.

Our businesses are heavily regulated and changes in regulation may reduce our profitability.

Our insurance subsidiaries are subject to extensive supervision and regulation in the states in which we do business. The supervision and regulation relate to numerous aspects of our business and financial condition. The primary purpose of the supervision and regulation is the protection of our insurance policyholders, and not our investors. The extent of regulation varies, but generally is governed by state statutes. These statutes delegate regulatory, supervisory and administrative authority to state insurance departments. This system of supervision and regulation covers, among other things:

•	standards of minimum capital requirements and solvency, including risk-based capital measurements;

•	restrictions of certain transactions between our insurance subsidiaries and their affiliates;

•	restrictions on the nature, quality and concentration of investments;

•	restrictions on the types of terms and conditions that we can include in the insurance policies offered by our primary insurance operations;

•	limitations on the amount of dividends that insurance subsidiaries can pay;

•	the existence and licensing status of the company under circumstances where it is not writing new or renewal business;

•	certain required methods of accounting;

•	reserves for unearned premiums, losses and other purposes; and

•	assignment of residual market business and potential assessments for the provision of funds necessary for the settlement of covered claims under certain policies provided by impaired, insolvent or failed insurance companies.

The regulations of the state insurance departments may affect the cost or demand for our products and may impede us from taking actions we might wish to take to increase our profitability. For example, on December 29, 2004, the New York State Insurance Department promulgated, as an emergency measure, amendments to its regulations governing the valuation of life insurance reserves for New York authorized insurers issuing certain life insurance policies. Specifically, the amendments apply to life insurance policies providing secondary guarantees, such as policies with our LPR (as discussed above), that allow those policies to remain in force at the original schedule of benefits, even if the policy’s cash value is depleted, as long as the contractual requirements to maintain the secondary guarantee are satisfied. The amendments apply retroactively to policies issued on or after January 1, 2003. We do not currently expect these changes to affect LNL’s ability to continue as an accredited reinsurer in New York. However, although we continue to examine various alternatives to mitigate the impact of New York’s statutory reserve requirements, they may constrain LNL’s ability to pay dividends to LNC and may result in an increase in the cost of LPR products.

Further, we may be unable to maintain all required licenses and approvals and our business may not fully comply with the wide variety of applicable laws and regulations or the relevant authority’s interpretation of the laws and regulations, which may change from time to time. Also, regulatory authorities have relatively broad discretion to grant, renew or revoke licenses and approvals. If we do not have the requisite licenses and approvals or do not comply with applicable regulatory requirements, the insurance regulatory authorities could preclude or temporarily suspend us from carrying on some or all of our activities or impose substantial fines. Further, insurance regulatory authorities have relatively broad discretion to issue orders of supervision, which permit such authorities to supervise the business and operations of an insurance company. As of December 31, 2004, no state insurance regulatory authority had imposed on us any substantial fines or revoked or suspended any of our licenses to conduct insurance business in any state or issued an order of supervision with respect to our insurance subsidiaries, which would have a material adverse effect on our results of operations or financial condition.

In addition, LFA and LFD as well as our variable annuities and variable life insurance products are subject to regulation and supervision by the SEC and the NASD. Our Investment Management segment, like other investment management groups, is subject to regulation and supervision by the SEC, NASD, MSRB, the Pennsylvania Department of Banking and jurisdictions of the states, territories and foreign countries in which they are licensed to do business. Lincoln U.K. is subject to regulation by the Financial Services Authority (“FSA”) in the U.K. These laws and regulations generally grant supervisory agencies and self-regulatory organizations broad administrative powers, including the power to limit or restrict the subsidiaries from carrying on their businesses in the event that they fail to comply with such laws and regulations.

Many of the foregoing regulatory or governmental bodies have the authority to review our products and business practices and those of our agents and employees. In recent years, there has been increased scrutiny of our businesses by these bodies, which has included more extensive examinations, regular “sweep” inquiries and more detailed review of disclosure documents. These regulatory or governmental bodies may bring regulatory or other legal actions against us if, in their view, our practices, or those of our agents or employees, are improper. These actions can result in substantial fines, penalties or prohibitions or restrictions on our business activities and could have a material adverse effect on our business, results of operations or financial condition.

For further information on regulatory matters relating to us, see “Regulatory Matters” above.

Legal and regulatory actions are inherent in our businesses and could result in financial losses or harm our businesses.

There continues to be a significant amount of federal and state regulatory activity in the industry relating to numerous issues including market timing and late trading of mutual funds and variable annuity products and broker-dealer access agreements. Like others in the industry, we have received related inquiries including requests for information and/or subpoenas from various authorities including the SEC, NASD, the New York Attorney General and other authorities. We are in the process of responding to these inquiries and continue to cooperate fully with such authorities. In addition, we are, and in the future may be, subject to legal actions in the ordinary course of our insurance and investment management operations, both domestically and internationally. Pending legal actions include proceedings relating to aspects of our businesses and operations that are specific to us, and proceedings that are typical of the businesses in which we operate. Some of these proceedings have been brought on behalf of various alleged classes of complainants. In certain of these matters, the plaintiffs are seeking large and/or indeterminate amounts, including punitive or exemplary damages. Substantial legal liability in these or future legal or regulatory actions could have a material financial effect or cause significant harm to our reputation, which in turn could materially harm our business prospects.

Changes in federal income tax law could make some of our products less attractive to consumers and increase our tax costs.

The Economic Growth and Tax Relief Reconciliation Act of 2001 (“EGTRRA”) as well as the Jobs and Growth Tax Relief Reconciliation Act of 2003 contain provisions that will, over time, significantly lower individual tax rates. This will have the effect of reducing the benefits of deferral on the build-up of value of annuities and life insurance products. EGTRRA also includes provisions that will eliminate, over time, the estate, gift and generation-skipping taxes and partially eliminate the step-up in basis rule applicable to property held in a decedent’s estate. Many of these provisions expire in 2008 and 2010, unless extended. The Bush Administration has proposed that many of the foregoing rate reductions be made permanent, as well as several tax-favored savings initiatives, such as the elimination of the estate tax, that, if enacted by Congress, could also adversely affect the sale of our annuity, life and tax-qualified retirement products and increase the surrender of such products. Although we cannot predict the overall effect on the sales of our products of the tax law changes included in these Acts, some of these changes might hinder our sales and result in the increased surrender of insurance products.

Our risk management policies and procedures may leave us exposed to unidentified or unanticipated risk, which could negatively affect our businesses or result in losses.

We have devoted significant resources to develop our risk management policies and procedures and expect to continue to do so in the future. Nonetheless, our policies and procedures to identify, monitor and manage risks may not be fully effective. Many of our methods of managing risk and exposures are based upon our use of observed historical market behavior or statistics based on historical models. As a result, these methods may not predict future exposures, which could be significantly greater than the historical measures indicate. Other risk management methods depend upon the evaluation of information regarding markets, clients, catastrophe occurrence or other matters that is publicly available or otherwise accessible to us, which may not always be accurate, complete, up-to-date or properly evaluated. Management of operational, legal and regulatory risks requires, among other things, policies and procedures to record properly and verify a large number of transactions and events, and these policies and procedures may not be fully effective.

Because we are a holding company with no direct operations, the inability of our subsidiaries to pay dividends to us in sufficient amounts would harm our ability to meet our obligations and pay future dividends.

We are a holding company, and we have no direct operations. Our principal asset is the capital stock of our insurance and investment management subsidiaries. Our ability to meet our obligations for payment of interest and principal on outstanding debt obligations and to pay dividends to shareholders and corporate expenses depends upon the surplus and earnings of our subsidiaries and the ability of our subsidiaries to pay dividends or to advance or repay funds to us. Payments of dividends and advances or repayment of funds to us by our subsidiaries are restricted by the applicable laws of their respective jurisdictions, including laws establishing minimum solvency and liquidity thresholds. Changes in these laws, such as New York State amendments to its statutory reserve requirements, can constrain the ability of our subsidiaries to pay dividends or to advance or repay funds to us in sufficient amounts and at times necessary to meet our debt obligations and corporate expenses.

We face a risk of non-collectibility of reinsurance, which could materially affect our results of operations.

We follow the insurance practice of reinsuring with other insurance and reinsurance companies a portion of the risks under the policies written by our insurance subsidiaries (known as ceding). At the end of 2004, we have ceded approximately $236.9 billion of life insurance in-force to reinsurers for reinsurance protection. Although reinsurance does not discharge our subsidiaries from their primary obligation to pay policyholders for losses insured under the policies we issue, reinsurance does make the assuming reinsurer liable to the insurance subsidiaries for the reinsured portion of the risk. As of December 31, 2004, we had $7.1 billion of reinsurance receivables from reinsurers for paid and unpaid losses, for which they are obligated to reimburse us under our reinsurance contracts. Of this amount, $4.4 billion, at December 31, 2004, is due from Swiss Re and relates to the sale of our reinsurance business to Swiss Re in 2001 through an indemnity reinsurance agreement. During 2004, Swiss Re funded a trust for $2.0 billion to support this business. In addition, should Swiss Re Life & Health America Inc. (“SRLHA”) financial strength ratings drop below either S&P AA- or AM Best A or their NAIC risk based capital ratio fall below 250%, assets equal to the reserves supporting business reinsured must be placed into a trust according to pre-established asset quality guidelines. Furthermore, approximately $1.6 billion of the Swiss Re treaties are funds-withheld structures where we have a right of offset on assets backing the reinsurance receivables. For more information on the Swiss Re transaction, see “Overview—Acquisitions and Divestitures” above. The balance of the reinsurance is due from a diverse group of reinsurers. The collectibility of reinsurance is largely a function of the solvency of the individual reinsurers. We perform annual credit reviews on our reinsurers, focusing on, among other things, financial capacity, stability, trends and commitment to the reinsurance business. We also require assets in trust, letters of credit or other acceptable collateral to support balances due from reinsurers not authorized to transact business in the applicable jurisdictions. Despite these measures, a reinsurer’s insolvency, inability or unwillingness to make payments under the terms of a reinsurance contract, especially Swiss Re, could have a material adverse effect on our results of operations and financial condition.

Significant adverse mortality experience may result in the loss of, or higher prices for, reinsurance.

We reinsure approximately 85% to 90% of the mortality risk on newly issued life insurance contracts. Our current policy is to retain no more than $5.0 million on a single insured life issued on fixed and variable universal life insurance contracts. Additionally, the retention per single insured life for term life insurance and for Corporate Owned Life Insurance (COLI) is $1 million and $2 million, respectively. These retention limits are reviewed regularly for continued appropriateness and may be changed in the future. If we were to experience significant adverse mortality experience, this would be passed to our reinsurers. As a result, some or all of our reinsurers may not renew our reinsurance or may significantly raise reinsurance premiums. If we are unable to maintain our current level of reinsurance or purchase new reinsurance protection in amounts that we consider sufficient, we would either have to be willing to accept an increase in our net exposures or revise our pricing to reflect higher reinsurance premiums. If this were to occur, we may be exposed to reduced profitability and cash flow strain or we may not be able to price new business at competitive rates.

We may be unable to attract and retain sales representatives and other employees, particularly financial advisors.

We compete to attract and retain financial advisors, portfolio managers and other employees, as well as independent distributors of our products. Intense competition exists for persons and independent distributors with demonstrated ability. We compete with other financial institutions primarily on the basis of our products, compensation, support services and financial position. Sales in our businesses and our results of operations and financial condition could be materially adversely affected if we are unsuccessful in attracting and retaining financial advisors, portfolio managers and other employees, as well as independent distributors of our products. For example, in 2005, we are changing the compensation structure for LFA’s financial advisors. Although we believe the new compensation structure will benefit us, our policyholders and our planners, if a significant number of financial advisors terminate their affiliation with us, it could have a negative impact on our sales and ability to retain existing in-force business.

Our sales representatives are not captive and may sell products of our competitors.

We sell our annuity and life insurance products through independent sales representatives. These representatives are not captive, which means they may also sell our competitors’ products. If our competitors offer products that are more attractive than ours, or pay higher commission rates to the sales representatives than we do, these representatives may concentrate their efforts in selling our competitors’ products instead of ours.

Intense competition could negatively affect our ability to maintain or increase our profitability.

Our businesses are intensely competitive. We compete based on a number of factors including name recognition, service, the quality of investment advice, investment performance, product features, price, perceived financial strength, and claims-paying and credit ratings. Our competitors include insurers, broker-dealers, financial advisors, asset managers and other financial institutions. A number of our business units face competitors that have greater market share, offer a broader range of products or have higher claims-paying or credit ratings than we do.

In recent years, there has been substantial consolidation and convergence among companies in the financial services industry resulting in increased competition from large, well-capitalized financial services firms. Many of these firms also have been able to increase their distribution systems through mergers or contractual arrangements. Furthermore, larger competitors may have lower operating costs and an ability to absorb greater risk while maintaining their financial strength ratings, thereby allowing them to price their products more competitively. We expect consolidation to continue and perhaps accelerate in the future, thereby increasing competitive pressure on us.

Losses due to defaults by others could reduce our profitability or negatively affect the value of our investments.

Third parties that owe us money, securities or other assets may not pay or perform their obligations. These parties include the issuers whose securities we hold, borrowers under the mortgage loans we make, customers, trading counterparties, counterparties under swaps and other derivative contracts, reinsurers and other financial intermediaries. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, downturns in the economy or real estate values, operational failure, corporate governance issues or other reasons. A downturn in the U.S. and other economies could result in increased impairments.

Item 2. Properties

LNC and the various operating businesses own or lease approximately 2.5 million square feet of office space. The governance group for LNC, the Investment Management segment, LFD and LFA lease 0.4 million square feet of office space in Philadelphia, Pennsylvania. The operating units in the Fort Wayne, Indiana area lease 0.8 million square feet. Also, businesses operating in the Chicago, Illinois metro area; Hartford, Connecticut and the United Kingdom own or lease another 0.4 million square feet of office space. An additional 1.0 million square feet of office space is owned or leased in other U.S. cities for branch offices and other operations. As provided in Note 8 to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K, the rental expense on operating leases for office space and equipment totaled $66.3 million for 2004. Office space rent expense accounts for $61.4 million of this total. This discussion regarding properties does not include information on investment properties.

Item 3. Legal Proceedings

LNC and its subsidiaries are involved in various pending or threatened legal proceedings, including purported class actions, arising from the conduct of business. In some instances, these proceedings include claims for unspecified or substantial punitive damages and similar types of relief in addition to amounts for alleged contractual liability or requests for equitable relief. After consultation with legal counsel and a review of available facts, it is management’s opinion that these proceedings ultimately will be resolved without materially affecting the consolidated financial position of LNC. See Note 8 to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for additional information.

Item 4. Submission of Matters to a Vote of Security Holders

During the fourth quarter of 2004, no matters were submitted to security holders for a vote.

Executive Officers of the Registrant

Executive Officers of the Registrant as of February 28, 2005 were as follows:

Name	Age**	Position with LNC and Business Experience During the Past Five Years
Jon A. Boscia	52	Chairman, Chief Executive Officer and Director, LNC (since 2001). President, LNC (1998-2001). President and Director, LNL (1998-2004).

Frederick J. Crawford	41	Vice President and Treasurer, LNC (since 2001). President, Bank One, an investment banking and financial services company now part of JP Morgan Chase. (1999-2000).

George E. Davis	62	Senior Vice President (since 2005). Senior Vice President, Chief Human Resources Officer, LNC (1993-2004).

Robert W. Dineen	55

Chief Executive Officer and President, Lincoln Financial Advisors* (since 2002). Senior Vice President, Managed Asset Group, Merrill Lynch, a diversified financial services company (2001-2002). Executive Director, Northeast Regional Advisory Division and District Director (NYC Division), Merrill Lynch (1999-2001).

Jude T. Driscoll	41

Chief Executive Officer and President of Lincoln National Investment Company* and Delaware Management Holdings, Inc.* (since 2003). Interim Chief Executive Officer, Delaware Management Holdings, Inc. (2002). Executive Vice President, Head of Fixed Income, Delaware Management Holdings, Inc. (2000-2002). Senior Vice President, Trading/Research, Conseco Capital Management, a subsidiary of Conseco Inc., a life insurance and annuity company (1998-2000).

Jason S. Glazier	37

Senior Vice President, Chief Technology Officer and Chief E-Commerce Officer, LNC (since 2002). Senior Vice President and Chief E-Commerce Officer, LNC (2002). Chief Technology Officer and First Vice President, Brokerage, Merrill Lynch, a diversified financial services company (1999-2001).

John H. Gotta	54

President and Director, The Lincoln National Life Insurance Company* (LNL) (since 2004), Chief Executive Officer and Executive Vice President of Life Insurance and Retirement Services, LNL (since 2003). Chief Executive Officer and Executive Vice President of Life Insurance, LNL (2000-2003). Chief Executive Officer of Life Insurance and Senior Vice President, LNL (2000). Senior Vice President, LNL (1998-2000).

Barbara S. Kowalczyk	53	Senior Vice President, Corporate Planning and Development, LNC (since 1994).

Douglas N. Miller	46	Vice President, Controller and Chief Accounting Officer, LNC (since 2004). Second Vice President and Controller, LNC (1999-2004).

Elizabeth L. Reeves	51

Senior Vice President, Chief Human Resources Officer, LNC (since 2005). Senior Vice President, Human Resources, The ServiceMaster Company, a home services company (2002-2004). Executive Vice President, Human Resources, BCOM 3 Group (now Publicis), a communications company (2000-2002). Group Vice President, Human Resources, CNA Financial Corporation, a property & casualty insurance company.

Dennis L. Schoff	45	Senior Vice President, LNC and General Counsel (since 2002). Vice President and Deputy General Counsel, LNC (2001-2002). Vice President and Associate General Counsel, LNC (2000-2001).

Michael Tallett-Williams	51	Chief Executive Officer and Managing Director, Lincoln National (UK)* (since 2000). Chief Financial Officer, Lincoln National (UK)* (1995-2000).

Westley V. Thompson	50	Chief Executive Officer and President, Lincoln Financial Distributors* (since 2000). Senior Vice President, Lincoln Life and Annuity Distributors (1998-2002).

Richard C. Vaughan	55	Executive Vice President (since 1995) and Chief Financial Officer, LNC (since 1992).

*	Denotes a subsidiary of LNC.
**	Age shown is based on the officer’s age as of February 28, 2005.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)    Stock Market and Dividend Information

The dividend on our common stock is declared each quarter by our Board of Directors. In determining dividends, the Board takes into consideration items such as our financial condition, including current and expected earnings, projected cash flows and anticipated financing needs. For potential restrictions on our ability to pay dividends, see “Item 7—MD&A—Review of Consolidated Financial Condition” and Note 8 to the Consolidated Financial Statements. The range of market prices and cash dividends declared by calendar quarter for the past two years are as follows:

Common Stock Data: (per share)	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
2004
High	$48.870	$50.380	$47.500	$48.700
Low	40.060	43.260	41.900	40.790
Dividend Declared	0.350	0.350	0.350	0.365

2003
High	$35.700	$37.500	$38.640	$41.320
Low	24.730	27.870	34.630	35.410
Dividend Declared	0.335	0.335	0.335	0.350

Note: At December 31, 2004, the number of shareholders of record of LNC’s common stock was 9,706.

Exchanges: New York, Chicago and Pacific.

Stock Exchange Symbol: LNC

(b)    Not Applicable

(c)    Issuer Purchases of Equity Securities

The following table summarizes purchases of equity securities by the issuer during the quarter ended December 31, 2004:

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (3)
10/1/04 – 10/31/04	890	$38.27	—	$389.0

11/1/04 – 11/30/04	602,167	45.97	600,000	361.1

12/1/04 – 12/31/04	797,009	46.13	778,665	324.7

(1)	Total number of shares include those purchased as part of publicly announced plans or programs as well as shares received for the purchase price on the exercise of stock options and shares withheld for taxes on the vesting of restricted stock.
(2)	In July 2001 and August 2002, the Board of Directors of LNC approved share repurchase authorizations of $500 million and $600 million, respectively. Neither authorization has an expiration date or has terminated during the period covered by the table. The amount and timing of share repurchase depends on key capital ratios, rating agency expectations, the generation of free cash flow and an evaluation of the costs and benefits associated with alternative uses of capital.
(3)	As of the last day of the applicable month.

(d)    Information on Equity Compensation Plans is in Item 12.

Item 6. Selected Financial Data

	(millions of dollars, except per share data)
Year Ended December 31	2004	2003	2002	2001(1)	2000
Total revenue	$5,371.3	$5,283.9	$4,635.5	$6,378.0	$6,847.1
Income before cumulative effect of accounting changes	731.5	767.1	48.8	561.2	585.3
Cumulative Effect of Accounting Changes	(24.5)	(255.2)	—	(15.6)	—

Net income	$707.0	$511.9	$48.8	$545.6	$585.3

Per Share Data: (2)
Net Income-Diluted	$3.95	$2.85	$0.26	$2.85	$3.03
Net Income-Basic	4.01	2.89	0.27	2.89	3.06
Common stock dividends	1.415	1.355	1.295	1.235	1.175

	(millions of dollars, except per share data)
At December 31	2004	2003	2002	2001	2000
Assets	$116,219.3	$106,744.9	$93,184.6	$98,041.6	$99,870.6
Long-term debt	1,048.6	1,117.5	1,119.2	861.8	712.2
Junior subordinated debentures issued to affiliated trusts	339.8	341.3	392.7	474.7	745.0
Shareholders’ equity	6,175.6	5,811.6	5,347.5	5,303.8	4,980.6
Per Share Data: (2)
Shareholders’ equity (including accumulated other comprehensive income)	$35.53	$32.56	$30.10	$28.32	$26.05
Shareholders’ equity (excluding accumulated other comprehensive income)	30.17	27.69	25.97	27.39	25.88
Market value of common stock	46.68	40.37	31.58	48.57	47.31

(1)	As discussed in Note 12 to the Consolidated Financial Statements, LNC sold its reinsurance operations for approximately $2.0 billion on December 7, 2001. Revenues for 2001 and 2000 include $1.7 billion and $1.8 billion, respectively from the reinsurance operations.
(2)	Per share amounts were affected by the retirement of 7,611,910, 12,088,100, 11,278,022, and 6,222,581 shares of common stock in 2004, 2002, 2001, and 2000, respectively. In addition, 4,630,318 shares of common stock were issued in 2001 related to the settlement of purchase contracts issued in conjunction with FELINE PRIDES financing.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the financial condition of Lincoln National Corporation and its consolidated subsidiaries (“LNC” or the “Company” which also may be referred to as “we” or “us”) as of December 31, 2004, compared with December 31, 2003, and the results of operations of LNC for 2004 and 2003 compared with the immediately preceding year. The balance sheet information presented below is as of December 31 for each respective year. The statement of operations information is for the year ended December 31 for each respective year.

This discussion and analysis should be read in conjunction with our audited Consolidated Financial Statements and Notes thereto presented in Item 8 (“Consolidated Financial Statements”). You should also read our discussion of “Critical Accounting Policies” beginning on page 39 for an explanation of those accounting estimates that we believe are most important to the portrayal of our financial condition and results of operations and that require our most difficult, subjective and complex judgments.

Forward-Looking Statements—Cautionary Language

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

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from the results contained in the forward-looking statements. Risks and uncertainties that may cause actual results to vary materially, some of which are described within the forward-looking statements include, among others:

•	Legislative, regulatory or tax changes, both domestic and foreign, that affect the cost of, or demand for, LNC’s products, the required amount of reserves and/or surplus, or otherwise affect our ability to conduct business, including changes to statutory reserves and/or risk-based capital requirements related to secondary guarantees under universal life and variable annuity products; restrictions on revenue sharing and 12b-1 payments; and the repeal of the federal estate tax;

•	The institution of legal or regulatory proceedings against LNC or its subsidiaries and the outcome of any legal or regulatory proceedings, such as: (a) adverse actions related to present or past business practices common in businesses in which LNC and its subsidiaries compete; (b) adverse decisions in significant actions including, but not limited to, actions brought by federal and state authorities, and extra-contractual and class action damage cases; (c) new decisions which change the law; and (d) unexpected trial court rulings;

•	Changes in interest rates causing a reduction of investment income, the margins of LNC’s fixed annuity and life insurance businesses and demand for LNC’s products;

•	A decline in the equity markets causing a reduction of asset fees that LNC charges on various investment and insurance products, an acceleration of amortization of deferred acquisition costs (DAC) and an increase in liabilities related to guaranteed benefit features of LNC’s variable annuity products;

•	Ineffectiveness of LNC’s various hedging strategies used to offset the impact of declines in the equity markets;

•	A deviation in actual experience regarding future persistency, mortality, morbidity, interest rates and equity market returns from LNC’s assumptions used in pricing its products, in establishing related insurance reserves, and in the amortization of intangibles that may result in an increase in reserves and a decrease in net income;

•	Changes in accounting principles generally accepted in the United States that may result in unanticipated changes to LNC’s net income;

•	Lowering of one or more of LNC’s debt ratings issued by nationally recognized statistical rating organizations, and the adverse impact such action may have on LNC’s ability to raise capital and on its liquidity and financial condition;

•	Lowering of one or more of the insurer financial strength ratings of LNC’s insurance subsidiaries, and the adverse impact such action may have on the premium writings, policy retention, and profitability of its insurance subsidiaries;

•	Significant credit, accounting, fraud or corporate governance issues that may adversely affect the value of certain investments in the portfolios of LNC’s companies requiring that LNC realize losses on such investments;

•	The impact of acquisitions and divestitures, restructurings, product withdrawals and other unusual items, including LNC’s ability to integrate acquisitions and to obtain the anticipated results and synergies from acquisitions;

•	The adequacy and collectibility of reinsurance that LNC has purchased;

•	Acts of terrorism or war that may adversely affect LNC’s businesses and the cost and availability of reinsurance;

•	Competitive conditions that may affect the level of premiums and fees that LNC can charge for its products;

•	The unknown impact on LNC’s business resulting from changes in the demographics of LNC’s client base, as aging baby-boomers move from the asset-accumulation stage to the asset-distribution stage of life;

•	Loss of key portfolio managers in the Investment Management segment, financial planners in LFA or wholesalers in LFD; and

•	Changes in general economic or business conditions, both domestic and foreign, that may be less favorable than expected and may affect premium levels, claims experience, the level of pension benefit costs and funding, and investment results.

The risks included here are not exhaustive. Other sections of this report, including the “Risk Factors” beginning on page 24 and LNC’s quarterly reports on Form 10-Q, current reports on Form 8-K and other documents filed with the Securities and Exchange Commission include additional factors which could impact LNC’s business and financial performance. Moreover, LNC operates in a rapidly changing and competitive environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors.

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

INTRODUCTION

LNC is a holding company, which operates multiple insurance and investment management businesses through subsidiary companies. “Lincoln Financial Group” is the marketing name for LNC and its subsidiary companies. Operations are divided into four business segments: 1) Lincoln Retirement, 2) Life Insurance, 3) Investment Management and 4) Lincoln UK. We report operations not directly related to the business segments and unallocated corporate items (i.e., corporate investment income, interest expense on corporate debt, unallocated overhead expenses, and the operations of Lincoln Financial Distributors (“LFD”) and Lincoln Financial Advisors (“LFA”) and the amortization of the deferred gain on the sale of our former reinsurance segment) in Other Operations.

Executive Summary

We view our business similar to a columned structure. The base of the building is made up of our employees. Building up from that is financial and risk management, which is the cornerstone of our management and business philosophy. Good employees and strong financial and risk management provide the foundation from which we operate and grow our company. With that as a base, there are three pillars that we focus on—product excellence, power of the brand and distribution reach.

Product excellence is one of the pillars of our business. It is important that we continually develop and provide products to the marketplace that not only meet the needs of our customers and compete effectively, but also satisfy our risk profile and meet our profitability standards. Through our business segments, we provide individual, group, and employer-sponsored variable and fixed annuities, individual and corporate-owned life insurance, 401(k) and 403(b) plans, 529 college savings plans, mutual funds, managed accounts, institutional investment and financial planning and advisory services.

Within the variable annuity arena, in June 2003, we introduced the Principal Security benefit rider, which was enhanced and renamed the Lincoln Smart SecuritySM Advantage benefit in 2004. This guaranteed minimum withdrawal benefit (“GMWB”) feature offers the contractholder a guarantee equal to the initial deposit (or contract value, if elected after issue), adjusted for any subsequent purchase payments or withdrawals. Sales of this product have helped drive our growth in variable annuities. We also have an annuity product feature, i4LIFE®, which we introduced a few years ago to meet the needs of baby boomers for retirement income as they enter the retirement phase of their life cycle. In 2004, we had $410 million of new deposits with the i4LIFE® feature, an increase of nearly $300 million over 2004. We believe that as the baby-boomer generation reaches retirement age it will present an emerging opportunity for companies like ours that offer products that allow the baby-boomers to better manage their wealth accumulation, retirement income and wealth transfer needs. We believe that this is a long-term opportunity for the industry and us.

In our Life Insurance operation, in late 2004, we introduced a new universal life product with an updated lapse protection rider. This was in response to a major challenge that we face from continued competitive pressures, especially related to life insurance products with secondary guarantees. We remain committed to maintaining appropriate risk management and pricing discipline despite the competitive environment. Our universal life product with a long-term care benefit rider, MoneyGuardSM, continued to show strong first year premium growth in 2004.

Our mutual fund offerings have had strong performance over the one-, three-, and five-year performance periods, resulting in strong deposits and net flows in the Investment Management segment. In addition, Lincoln DirectorSM, our defined contribution retirement product, also contributed to the Investment Management segment’s growth in 2004.

The second pillar of our business is the power of the brand. We believe that name recognition and brand awareness among financial intermediaries and their clients is a key to our success in the financial services industry. Having the potential decision makers who buy and sell your product recognize your name and brand, we believe, is a critical factor in differentiating you from the competition.

As the third pillar, distribution is a very important part of our business. Because our products are complex and are generally purchased through broker-dealers and financial advisors, being able to distribute to these marketing channels is one key to success in our industry. During 2004, LFD, our wholesaling distribution arm, increased account penetration and the number of wholesalers. In fact, LFD’s top 25 distribution relationships across its wire/regional, financial planner and banking channels are responsible for approximately 75% of our sales. LFA, our retail distribution arm, increased sales of proprietary annuities and mutual funds, as well as other investment products, during 2004 even though the number of planners decreased.

As our businesses and products are complex, so is the manner in which we derive income. We derive our revenues primarily from fees for asset management and mortality and expense charges on variable annuity and variable universal life insurance account values, cost of insurance (“COI”), charges on life insurance products, asset management fees on retail and institutional assets under management, premiums on whole life and term life insurance, and net investment income on our general account assets supporting fixed annuity, term life, whole life, universal life and interest-sensitive whole life insurance products. COI charges are assessed on the net amount at risk (“NAR”) for investment-oriented life insurance products. NAR represents the difference between the face amount of insurance in force less the reserves to cover death benefits.

The profitability of our variable annuity and investment management businesses is dependent upon the level of account values and assets under management on which fees are earned. Changes in account values and assets under management are the result of net flows, the amount of assets deposited with us, net of assets returned to or withdrawn by the account owner, and the effect of changes in the equity markets on the underlying funds. (See the table below for details on deposits, net flows and assets under management for 2004, 2003 and 2002.) Variable annuity account values are calculated on a daily basis with fees earned on those daily balances, rather than end of period values. As a result, point to point changes in equity market indices do not affect variable annuity fee income in the immediate period as much as does the timing of when the changes in the equity markets occurred during the period. Changes in the equity markets also impact the amount of variable annuity payments for guaranteed benefits, such as guaranteed minimum death benefits (“GMDB”) and GMWB as well as the amortization of deferred acquisition costs (“DAC”), the present value of acquired blocks of in-force policies (“PVIF”), deferred sales inducements (“DSI”) and deferred front end sales loads (“DFEL”). We took actions in the fourth quarter of 2004, as described in “Critical Accounting Policies” below, to expand our hedging of guaranteed benefits for variable annuities and to modify the manner in which we determine our best estimate of gross equity market returns used in the amortization of DAC, PVIF, DSI and DFEL. These actions should mitigate the effects of short-term fluctuations in the equity markets from guaranteed benefits for variable annuities and from DAC, PVIF, DSI and DFEL.

The profitability of our fixed annuity products and life insurance products is affected by our ability to achieve target spreads, or margins, between the interest income earned on the general account assets and the interest credited to the policyholder. The profitability of the life insurance business depends primarily on the size of the in-force block of business, product-pricing discipline and underwriting proficiency.

During 2004, we were successful on several fronts, increasing deposits and net flows, improving net income, adding to our product depth and increasing our distribution capability. Further, the equity markets, as represented by the S&P 500 returned 10.9% for the full year, slightly higher than our long-term equity market growth assumption. In addition, the credit markets improved in 2004 resulting in significantly less credit related earnings charges in 2004 relative to 2003.

Our expenses consist of insurance benefits provided, including guaranteed benefits on the variable annuity products, interest credited to policyholders on the fixed annuity and life insurance products, the costs of selling and servicing our products, and general and administrative expenses. Included in the costs of selling our products is the amortization of DAC, PVIF, DSI and DFEL. Refer to our “Critical Accounting Policies” below for more information on the amortization of DAC, PVIF, DSI and DFEL. In all our businesses, effective expense management and our ability to retain assets are important keys to our profitability.

We expect our major challenges in 2005 to include:

•	The continuation of historically low interest rates, which create a challenge for our products that generate investment margin profits, such as fixed annuities and universal life insurance.

•	The continued, successful expansion of our wholesale distribution businesses and the successful implementation of LFA’s new compensation structure for its planners.

•	Increased regulatory scrutiny of the life and annuity industry, which may lead to higher product costs and negative perceptions about the industry.

•	Continued focus by the government on tax reform, which may impact our products.

As discussed above, key operational measures of our success are deposits, net flows and assets under management. The table below summarizes these key measures over the last three years. These operational measures provide information necessary in understanding changes in our revenues and related expenses. Deposits are the result of sales of our products and represent the money put into our products each year. Net flows represent the deposits net of withdrawals, payments on death and surrenders. Assets under management include our investment securities as well as those assets belonging to third parties but managed by our businesses. Assets under management also include assets that are sub-advised by third parties.

				Increase/ (Decrease)
Year Ended December 31 (in billions)	2004	2003	2002	2004	2003
Deposits (1):
Lincoln Retirement Segment	$9.0	$6.2	$6.4	45%	(3)%
Life Insurance Segment	2.2	2.3	2.1	(4)%	10%
Investment Management Segment (including both retail and institutional deposits) (2)
Domestic	15.6	8.9	9.1	75%	(2)%
London-based International Investment Unit	4.7	2.5	1.8	88%	39%
Consolidating Adjustments (3)	(1.0)	(1.0)	(1.8)	—	44%

Total Deposits	$30.5	$18.9	$17.6	61%	7%

Net Flows (1):
Lincoln Retirement Segment	$2.9	$1.0	$0.5	190%	100%
Life Insurance Segment	1.2	1.4	1.3	(14)%	8%
Investment Management Segment (including both retail and institutional net flows) (2)
Domestic	7.0	2.7	2.4	159%	13%
London-based International Investment Unit	3.3	1.0	0.5	230%	100%
Consolidating Adjustments (3)	0.1	0.1	(0.1)	—	NM

Total Net Flows	$14.5	$6.2	$4.6	134%	35%

As of December 31
Assets Under Management by Advisor (4)
Investment Management Segment (2):
External Assets	$56.0	$62.8	$46.5	(11)%	35%
Insurance-related Assets	44.0	43.0	41.1	2%	5%
Lincoln UK	8.6	7.7	6.4	12%	20%
Within Business Units (Policy Loans)	1.9	1.9	1.9	—	—
By Non-LNC Entities	33.8	25.1	20.0	35%	26%

Total Assets Under Management	$144.3	$140.5	$115.9	3%	21%

NM - Not Meaningful
(1)	For additional detail of deposit and net flow information see the discussion of the “Results of Operations by Segment” starting on page 50.
(2)	In September 2004, we completed the sale of our London-based international investment management unit (“DIAL”), which had assets under management of $22.1 billion at the date of sale. For additional information see “Results of Operations—Investment Management” segment discussion. Assets under management include assets sub-advised for us by unaffiliated parties. As a result of the sale of DIAL, the amount of total sub-advised assets increased to $14.5 billion, or approximately 14%, of the Investment Management segment’s assets under management at December 31, 2004, compared to $3.8 billion, or approximately 4%, and $2.5 billion, or approximately 3%, at December 31, 2003 and 2002, respectively.

(3)	Consolidating adjustments represent the elimination of deposits and net flows on products affecting more than one segment.
(4)	Assets under management by advisor provide a breakdown of assets that we manage or administer either directly or through unaffiliated third parties. These assets represent our investments, assets held in separate accounts and assets that we manage or administer for individuals or other companies. We earn insurance fees, investment advisory fees or investment income on these assets.

Critical Accounting Policies

Given the nature of our business, our accounting policies require the use of judgments relating to a variety of assumptions and estimates. Because of the inherent uncertainty in the assumptions and estimates underlying these accounting policies under different conditions or assumptions, the amounts reported in our financial statements could be materially different.

Intangible Assets

Accounting for intangible assets requires numerous assumptions, such as estimates of expected future profitability for our operations and our ability to retain existing blocks of life and annuity business in force. Our accounting policies for the intangible assets DAC, PVIF, DSI and the liability for DFEL impact all four business segments: Lincoln Retirement, Life Insurance, Investment Management and Lincoln UK.

Deferred Acquisition Costs, Present Value of In-Force, Deferred Sales Inducements and Deferred Front-End Loads

Statement of Financial Accounting Standard No. 97, “Accounting by Insurance Companies for Certain Long-Duration Contracts and Realized Gains and Losses on Investment Sales” (“FAS 97”) requires that acquisition costs for variable annuity contracts, universal and variable universal life insurance policies be amortized over the lives of the contracts in relation to the incidence of estimated gross profits (“EGPs”) derived from the contracts. Acquisition costs are those costs that vary with and are primarily related to new or renewal business. These costs include commissions and other expenses that vary with new business volume. The costs that we defer are recorded as an asset on our balance sheet as DAC for products sold by us or PVIF for books of business acquired by us. In addition, we defer costs associated with DSI and revenues associated with DFEL. DFEL is a balance sheet liability, and when amortized, increases income. The table below presents the balances by business segment as of December 31, 2004.

December 31, 2004 (in millions)	Lincoln Retirement	Life Insurance	Investment Management	Lincoln UK	Other Operations	Total
DAC	$1,040.4	$1,691.9	$120.4	$590.9	$1.4	$3,445.0
PVIF	92.6	726.5	—	276.1	—	1,095.2
DSI	85.5	—	—	—	—	85.5

Total DAC, PVIF and DSI	1,218.5	2,418.4	120.4	867.0	1.4	4,625.7
DFEL	—	326.6	—	437.5	—	764.1

Net DAC, PVIF, DSI and DFEL	$1,218.5	$2,091.8	$120.4	$429.5	$1.4	$3,861.6

Note:	The above table includes DAC amortized in accordance with Statement of Financial Accounting Standards No. 60, “Accounting and Reporting by Insurance Enterprises” (“FAS 60”). Under FAS 60, acquisition costs for traditional life insurance products, which include whole life and term life insurance contracts are amortized over periods of 10 to 30 years on either a straight-line basis or as a level percent of premium of the related policies depending on the block of business. No DAC is being amortized under FAS 60 for fixed and variable payout annuities.

DAC, PVIF, DSI and DFEL will be referred to hereinafter collectively as DAC.

EGPs vary based on policy persistency, mortality, fee income, investment margins, expense margins and realized gains and losses on investments. Each of these sources of profit is, in turn, driven by other factors. For example, assets under management and the spread between earned and credited rates drive investment margins; net amount at risk drives the level of COI charges and reinsurance premiums. The level of separate account assets under management is driven by changes in the financial markets (equity and bond markets, hereafter referred to collectively as “equity markets”) and net flows.

Because equity market movements have a significant impact on the value of variable annuity and unit-linked accounts, which are contracts written in the U.K. and are similar to U.S. produced variable life and annuity products, and the fees earned on these accounts, EGPs could increase or decrease with movements in the equity markets. Significant and sustained changes in equity markets could therefore have an impact on DAC amortization for the Retirement segment’s variable annuity block of business, the Investment Management segment’s annuity-based 401(k) business and Lincoln UK’s unit-linked business, but have significantly less impact on DAC amortization for the Life Insurance segment because approximately 82% of their account values pertain to interest-sensitive products, such as universal life and interest-sensitive whole life. Our assumption for the long-term annual gross growth rate of the equity markets used in the determination of DAC amortization is 9%, which is reduced by mortality and expense charges (“M&E”) and asset management charges.

On a quarterly basis, we review actual and estimates of future gross profits underlying the DAC amortization model and record a positive or negative retrospective adjustment to the amount expensed (i.e., unlock DAC, PVIF and DSI), or earned (i.e. unlock DFEL). On an annual basis, we review and adjust as necessary our assumptions for prospective amortization of DAC, PVIF, DSI and DFEL. As discussed further below, we completed our 2004 comprehensive review of assumptions during the quarter ended September 30, 2004.

As equity markets do not move in a systematic manner, we use a “reversion to the mean” (“RTM”) process to compute our best estimate long-term gross growth rate assumption. Prior to the fourth quarter of 2004, our application of RTM resulted in the use of a higher or lower future gross equity market growth assumption, which, together with actual historical gross equity market growth, was expected to produce a 9% gross return. The use of a higher or lower future equity market growth assumption under RTM tended to mitigate the impact that short-term fluctuations in the equity markets have on the estimated EGPs as compared to the process we followed prior to implementing the RTM process. Until the fourth quarter of 2004, our RTM process gave consideration to the effect of short-term fluctuations in the equity markets on projected future EGPs. A reversion to the mean to adjust for historical changes in the equity markets results in a positive or negative DAC unlocking.

Beginning in the fourth quarter of 2004, we enhanced our RTM process to evaluate the carrying value of DAC for our variable annuity, annuity-based 401(k) and unit-linked product blocks of business. We changed our RTM process because we do not believe that random and insignificant short-term fluctuations in equity market returns are reflective of the best estimate of future EGPs. We believe it is larger fluctuations or sustained trends in the equity markets that should change our best estimate of future EGPs for these products. This process will not be applied to our life insurance and fixed annuity businesses, as equity market performance does not have a significant impact on these products. Under our enhanced RTM process, on each valuation date, future EGPs are projected using stochastic modeling of a large number of future equity market scenarios in conjunction with best estimates of lapse rates, interest margins and mortality to develop a statistical distribution of the present value of future EGPs for each of the blocks of business. Because future equity market returns are impossible to predict, the underlying premise of this process is that best estimate projections of future EGPs, as required by FAS 97, need not be affected by random short-term and insignificant deviations from expectations in equity market returns. However, long-term or significant deviations from expected equity market returns will require a change to best estimate projections of EGPs and prospective unlocking of DAC. The statistical distribution is designed to identify when the equity market return deviations from expected returns have become significant enough to warrant a change of the future equity return EGP assumption.

The stochastic modeling performed for our variable annuity blocks of business as described above is used to develop a range of reasonably possible future EGPs. We compare the range of the present value of the future

EGPs from the stochastic modeling to that used in the DAC amortization model. A set of intervals around the mean of these scenarios are utilized to calculate two separate statistical ranges of reasonably possible EGPs. These intervals are compared to the present value of the EGPs used in the DAC amortization model. If the present value of EGP assumptions utilized in the DAC amortization model were to exceed the margin of the reasonable range of statistically calculated EGPs, a revision of the EGPs used to calculate DAC amortization would occur. If a revision is deemed necessary, future EGPs would be re-projected using the current account values at the end of the period during which the revision occurred along with a revised long-term annual equity market gross return assumption such that the re-projected EGPs would be our best estimate of EGPs.

Notwithstanding these intervals, if a severe decline or advance in equity markets were to occur or should other circumstances, including policyholder activity, suggest that the present value of future EGPs no longer represents our best estimate, we could determine that a revision of the EGPs is necessary. A severe decline or advance in equity markets would involve a sustained change from December 31, 2004 levels.

Our practice is not necessarily be to unlock immediately after exceeding the first of the two statistical ranges, but rather if we stay between the first and second statistical range for several quarters, we would likely unlock. Additionally, if we exceed the ranges as a result of a short-term market reaction, such as we saw after the events of September 11, 2001, we would not necessarily unlock. However, if the second statistical range is exceeded for more than one quarter, it is likely that we would unlock. While this approach reduces adjustments to DAC due to short-term equity market fluctuations, significant changes in the equity markets that extend beyond one or two quarters could result in a significant positive or negative unlocking.

At December 31, 2002, we completed a RTM unlocking and reset our long-term equity market growth assumption rate to 9%. We also established a range of zero to 15% for equity market returns over a subsequent 48-month period. As a result of favorable equity market returns since that date, we are more likely to unlock DAC, under our enhanced RTM process, from a positive equity market movement rather than negative equity market performance from December 31, 2004. Under the RTM process at September 30, 2004, our 48-month assumed gross equity market return was 5.11% for the Retirement segment. Given where our best estimate of EGPs for the Retirement segment was positioned in the range at December 31, 2004, if we were to reset the RTM to a 9% long-term gross equity market growth assumption from December 31, 2004, it would result in a cumulative positive DAC unlocking of approximately $78.7 million, pre-tax ($51.1 million after-tax). To further illustrate the position in the range of our best estimate of EGPs at December 31, 2004 for the Retirement segment, an immediate equity market movement of positive 15% would bring us to the first of the two statistical ranges while an immediate movement of positive 30% would bring us to the second of the two ranges for the Retirement segment. Subsequent equity market performance that would keep us at or move us beyond the first statistical range would likely result in positive unlocking. Negative equity market performance would have to be significantly greater than the above percentages for us to exceed the lower end of the two statistical ranges.

Goodwill and Other Intangible Assets.

Under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”), goodwill and intangible assets with indefinite lives are not amortized, but are subject to impairment tests conducted at least annually. Intangibles that do not have indefinite lives are amortized over their estimated useful lives.

The valuation techniques we use to estimate the fair value of the group of assets comprising the different reporting units varies based on the characteristics of each reporting unit’s business and operations. A market-based valuation technique that focuses on price-to-earnings (“P/E”) multiplier and the segment-level operating income is used for the Lincoln Retirement and Life Insurance reporting units. For the Lincoln UK segment, a discounted cash flow model is utilized to determine the fair value. A valuation technique combining multiples of revenues, earnings before interest, taxes, depreciation and amortization and assets under management are used to assess the goodwill in our Investment Management segment. We use October 1 as the annual review date for impairment. As such, we performed valuation reviews during the fourth quarter of 2004, 2003 and 2002. The results of the tests performed as of October 1, 2004, 2003 and 2002 indicated that we did not have impaired goodwill. The valuation techniques used for the Lincoln UK and the Investment Management segments are consistent with the methods used in previous periods. In 2003, the Life Insurance and Retirement segments began using market-based valuation techniques in estimating the fair value for impairment testing. The P/E multiplier valuation method replaced the previous discounted cash flow analysis that was followed in 2002.

Investments

Our primary investments are in fixed maturity securities, including corporate and government bonds, asset and mortgage-backed securities and redeemable preferred stock, and equity securities, mortgage loans and policy loans. All our fixed maturity and equity securities are classified as available-for-sale as defined in Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“FAS 115”), except for those securities supporting certain reinsurance transactions which are classified as trading securities as defined in FAS 115. See “Accounting Pronouncements—Accounting for Modified Coinsurance” for additional information on our trading securities. Available-for-sale securities are carried at fair value with the difference from amortized cost included in shareholders’ equity as a component of accumulated other comprehensive income. The difference is net of related DAC and amounts that would be credited to policyholders, if realized, and taxes.

Fair values for fixed maturity securities are based on quoted market prices, where available. For fixed maturity securities that are not actively traded, fair values are estimated using values obtained from independent pricing services. In the case of private placements, fair values are estimated by discounting expected future cash flows using a current market rate applicable to the coupon rate, credit quality and maturity of the investments. The fair values for equity securities are based on quoted market prices. Fair values for private securities are estimated by (1) a matrix process that employs discounting expected future cash flows using a current market rate applicable to the coupon rate, credit quality, industry sector and maturity of the investments; (2) third party-supplied prices or secondary market transactions; and (3) applying professional judgment to arrive at the fair value based upon prices of public or non-public securities of similarly situated issuers.

Write-Downs for Other-Than Temporary Impairments and Allowance for Losses

Determining whether a decline in current fair values is other than a temporary decline in value for securities classified as available-for-sale and trading can frequently involve a variety of assumptions and estimates, particularly for investments that are not actively traded on established markets. For instance, assessing the value of some investments requires an analysis of expected future cash flows. Some investment structures, such as collateralized debt obligations, often represent selected levels, or tranches collateralized by underlying investments in a wide variety of underlying issuers and security types.

Factors we consider in determining whether declines in the fair value of fixed maturity securities are other than temporary include 1) the significance of the decline; 2) our ability and intent to retain the investment for a sufficient period of time for it to recover to an amount at least equal to its carrying value; 3) the time period during which there has been a significant decline in value; and 4) fundamental analysis of the liquidity, business prospects and overall financial condition of the issuer. Based upon these factors, securities that have indications of potential impairment are subject to intensive review. Where such analysis results in a conclusion that declines in fair values are other than temporary, the security is written down to fair value. Securities available-for-sale that are deemed to have declines in fair value that were other than temporary are written down to fair value. The fixed maturity securities to which these write-downs apply were generally of investment grade at the time of purchase, but were subsequently downgraded by rating agencies to “below-investment grade.” See Note 9 to the Consolidated Financial Statements for a general discussion of the methodologies and assumptions used to determine estimated fair values.

For certain securitized fixed maturity securities with contractual cash flows, including asset-backed securities, we use our best estimate of cash flows for the life of the security to determine whether there is an other-than-temporary impairment of the security as required under Emerging Issues Task Force Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“EITF 99-20”), and we review for other indicators of impairment as required by EITF 03-1—The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“EITF 03-1”).

Based on our evaluation of securities with an unrealized loss at December 31, 2004, we do not believe that any additional other-than-temporary-impairment losses, other than those already reflected in the financial statements, is necessary at the Balance Sheet date. At December 31, 2004, there were available-for-sale securities with unrealized losses totaling $135.3 million, pre-tax, and prior to the impact on DAC.

As the discussion above indicates, there are risks and uncertainties associated with determining whether declines in the fair value of investments are other than temporary. These include subsequent significant changes in general overall economic conditions, as well as specific business conditions affecting particular issuers, future financial market effects such as interest rate spreads, stability of foreign governments and economies, future rating agency actions and significant accounting, fraud or corporate governance issues that may adversely affect certain investments. In addition, there are often significant estimates and assumptions that we use to estimate the fair values of securities, including projections of expected future cash flows and pricing of private securities. We continually monitor developments and update underlying assumptions and financial models based upon new information.

Write-downs and allowances for losses on select mortgage loans on real estate, real estate and other investments are established when the underlying value of the property is deemed to be less than the carrying value. All mortgage loans that are impaired have an established allowance for credit loss. Changing economic conditions impact our valuation of mortgage loans. Increasing vacancies, declining rents and the like are incorporated into the discounted cash flow analysis that we perform for monitored loans and may contribute to the establishment of (or an increase in) an allowance for credit losses. In addition, we continue to monitor the entire commercial mortgage loan portfolio to identify risk. Areas of current emphasis are the hotel mortgage loan portfolio and retail, office and industrial properties that have deteriorating credits or have experienced debt coverage reduction. Where warranted, we have established or increased loss reserves based upon this analysis.

See “Accounting Pronouncements—EITF 03-1—The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” for a discussion of potential changes to the requirements for other-than-temporary impairments.

Derivatives

To protect us from a variety of equity market and interest rate risks that are inherent in many of our life insurance and annuity products, we use various derivative instruments. Assessing the effectiveness of these hedging programs and evaluating the carrying values of the related derivatives often involve a variety of assumptions and estimates. We use derivatives to hedge equity market risks, interest rate risk and foreign currency exposures that are embedded in our annuity and life insurance product liabilities or investment portfolios. Derivatives held at December 31, 2004 contain industry standard terms and are entered into with financial institutions with long-standing, superior performance records. Our accounting policies for derivatives and the potential impact on interest spreads in a falling rate environment are discussed in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.” See Note 8 to the Consolidated Financial Statements for additional information on our accounting for derivatives.

Insurance and Investment Contract Obligations

Reserves

Establishing adequate liabilities for our obligations to policyholders requires assumptions to be made regarding mortality and morbidity. The applicable insurance laws under which insurance companies operate require that they report, as liabilities, policy reserves to meet future obligations on their outstanding policies. These reserves are the amounts that, with the additional premiums to be received and interest thereon compounded annually at certain assumed rates, are calculated to be sufficient to meet the various policy and contract obligations as they mature. These laws specify that the reserves shall not be less than reserves calculated using certain specified mortality and morbidity tables, interest rates, and methods of valuation.

The reserves reported in our financial statements contained herein are calculated based on Generally Accepted Accounting Principles (“GAAP”) and differ from those specified by the laws of the various states and carried in the statutory financial statements of the life insurance subsidiaries. These differences arise from the use of mortality and morbidity tables, interest, persistency and other assumptions which are believed to be more representative of the expected experience for these policies than those required for statutory accounting purposes and from differences in actuarial reserving methods.

The assumptions on which reserves are based are intended to represent an estimation of experience for the period that policy benefits are payable. If actual experience is not less favorable than the reserve assumptions, then reserves should be adequate to provide for future benefits and expenses. If experience is less favorable than the reserve assumptions, additional reserves may be required. This would result in a charge to our net income during the period the increase in reserves occurred. The key experience assumptions include mortality rates, policy persistency and interest rates. We periodically review our experience and update our policy reserves for new issues and reserve for all claims incurred, as we believe appropriate.

Guaranteed Minimum Benefits

We currently offer minimum guarantee features with certain variable annuity products, which include various types of GMDB features and a GMWB feature. The GMWB feature was introduced during 2003. Within the Lincoln Retirement segment, we hold liabilities for the reserves related to GMDB and GMWB. A key assumption affecting the accounting for these guaranteed annuity benefits is the performance of equity markets. Effective January 1, 2004, the accounting for GMDB reserves changed, as a result of new guidance affecting the accounting for guaranteed benefits. See “Accounting Pronouncements—Statement of Accounting Position 03-1 (“the SOP”)” below. GMWB benefits are considered to be embedded derivatives under Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), as amended, resulting in the related liabilities being separated from the host insurance product and recognized at fair value, with changes in fair value reported in earnings.

The Lincoln Retirement segment has implemented a hedging strategy designed to mitigate the risk and income statement volatility caused by changes in the equity markets, interest rates, and volatility associated with the Lincoln Smart Securitysm Advantage GMWB and our various GMDB features. The hedging strategy is designed such that changes in the value of the hedge contracts move in the opposite direction of changes in the value of the embedded derivative of the GMWB or changes in the reserve for GMDB contracts subject to the hedging strategy.

With the adoption of the SOP, the reserves related to the GMDB are now based on the application of a benefit ratio to total assessments related to the variable annuity. The level and direction of the change in reserves will vary over time based on the emergence of the benefit ratio (which is based on both historical and projected future level of benefits) and the level of assessments (both historical and projected) associated with the variable annuity. Because the GMDB reserves computed under the SOP are based upon projected long-term equity market return assumptions, and since the value of the hedging contracts will reflect current capital market conditions, the quarterly changes in values for the GMDB reserves and the hedging contracts may not offset each other on an exact basis. Despite these short-term fluctuations in values, we intend to continue to hedge our long-term GMDB exposure in order to mitigate the risk associated with falling equity markets. During the third quarter of 2004, we expanded our hedging program to cover substantially all exposures for these policies. Account balances covered in this hedging program combined with account balances for which there is no death benefit represent approximately 94% of total variable annuity account balances.

We utilize a dynamic hedging strategy for variable annuity products with a GMWB feature, which uses futures on U.S.-based equity indices to hedge against movements in the equity markets, as well as interest rate and equity derivative securities to hedge against changes in reserves associated with changes in interest rates and market implied volatilities. As of December 31, 2004, the notional amounts of the underlying hedge instruments are such that the magnitude of the change in the value of the hedge instruments due to changes in equity markets, interest rates, and implied volatilities is designed to offset the magnitude of the change in the fair value of the GMWB guarantee caused by those same factors. At December 31, 2004, the embedded derivative for GMWB was an asset valued at $12.5 million. Prior to the fourth quarter of 2004, we only hedged against movements in the equity markets, but as a result of strong flows and current and possible future product enhancements, we expanded our hedging program in the fourth quarter of 2004 to cover movements in interest rates and implied volatilities. As part of our current hedging program, policyholder behavior and equity, interest rate, and volatility market conditions are monitored on a daily basis. We rebalance our hedge positions based upon changes in these factors as needed. While we actively manage our hedge positions, our hedge positions may not be totally effective to offset changes in assets and liabilities caused by movements in these factors due to, among other things, differences in timing between when a market exposure changes and corresponding changes to the hedge positions, extreme swings in the equity markets and interest rates, market volatility, policyholder behavior, divergence between the performance of the underlying funds and the hedging indices, divergence between the actual and expected performance of the hedge instruments, or our ability to purchase hedging instruments at prices consistent with our desired risk and return trade-off. See Note 6 to the Consolidated Financial Statements for additional information on our reserves for guaranteed benefits.

Deferred Gain on Sale of the Reinsurance Segment

In 2001, we sold our reinsurance operation to Swiss Re. The transaction involved a series of indemnity reinsurance transactions combined with the sale of certain stock companies that comprised our reinsurance operation. The gain related to the indemnity reinsurance transactions was recorded as deferred gain in the liability section of our Consolidated Balance Sheet in accordance with the requirements of Statement of Financial Accounting Standards No. 113, “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts” (“FAS 113”). The deferred gain is being amortized into income at the rate that earnings on the reinsured business are expected to emerge, over a period of 15 years. In addition, because we have not been relieved of our legal liabilities to the underlying ceding companies with respect to the portion of the business indemnity reinsured by Swiss Re, under FAS 113 the reserves for the underlying reinsurance contracts as well as a corresponding reinsurance recoverable from Swiss Re will continue to be carried on our Consolidated Balance Sheet during the run-off period of the underlying reinsurance business. This is particularly relevant in the case of the exited personal accident reinsurance lines of business where the underlying reserves are based upon various estimates that are subject to considerable uncertainty.

Because of ongoing uncertainty related to personal accident business, the reserves related to these exited business lines carried on our Consolidated Balance Sheet at December 31, 2004 may ultimately prove to be either excessive or deficient. For instance, in the event that future developments indicate that these reserves should be increased, under FAS 113, we would record a current period non-cash charge to record the increase in reserves. Because Swiss Re is responsible for paying the underlying claims to the ceding companies, we would record a corresponding increase in reinsurance recoverable from Swiss Re. However, FAS 113 does not permit us to take the full benefit in earnings for the recording of the increase in the reinsurance recoverable in the period of the change. Rather, we would increase the deferred gain recognized upon the closing of the indemnity reinsurance transaction with Swiss Re and would report a cumulative amortization “catch-up” adjustment to the deferred gain balance as increased earnings recognized in the period of change. Any amount of additional increase to the deferred gain above the cumulative amortization “catch-up” adjustment must continue to be deferred and will be amortized into income in future periods over the remaining period of expected run-off of the underlying business. No cash would be transferred between Swiss Re and us as a result of these developments.

Benefit Plans

Pursuant to the accounting rules for our obligations to employees under our various retirement and welfare benefit plans, we are required to make a large number of assumptions, such as the future performance of financial markets and the composition of our employee workforce in the future. Our accounting for employee plans is discussed in detail in Note 7 to the Consolidated Financial Statements.

Equity Market Guidance

With the adoption of our enhanced reversion to the mean process in the fourth quarter of 2004 and the expansion of our hedging strategy as described in the “Critical Accounting Policies” above, we expect that short-term fluctuations in the equity markets should not have as significant an impact on our quarterly earnings due to unlocking of assumptions for DAC/PVIF/DSI/DFEL than in the recent past. There will continue to be an impact to earnings from the affects of equity market movements on account values and assets under management and the related fees on those assets. The table below presents our estimate of the annual after-tax impact on fees, after the associated DAC amortization, from a 1% change in the equity markets.

Segment	Relevant Measure	Annual Effect on Fees per 1% (in millions)
Lincoln Retirement	Average daily change in the S&P 500	$2.0
Investment Management	Blend of market indices	$0.6
Lincoln UK	Average daily change in the FTSE 100	$0.2

The fee income factors represent an expected annual effect. The result of the above factor should be multiplied by 25% to arrive at the estimated quarterly effect. The effect of quarterly equity market changes upon fee revenues will not be fully recognized in the current quarter due to the fact that fee revenues are earned based upon daily variable account values. Differences exist in the market change effect on fee income for the current quarter, as compared to the ongoing quarterly effect, because the change in fee income in the immediate quarter is determined by the change in beginning variable account balances to average variable account balances for the current quarter. The change in fee income in the next subsequent quarter is determined by the change in average account values to ending variable account values that occurred due to the market changing in the preceding quarter. However, in all following quarters, the ongoing effect of changes in the market occurring in the current quarter will be determined by the difference in beginning of quarter to end of quarter variable account balances. For purposes of this guidance, the change in account values is assumed to correlate with the change in the relevant index. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk—Market Risk Exposures of Financial Instruments—3) Equity Market Exposures—Fee Revenues” of this Form 10-K for additional information of the effect of equity markets on fee revenues.

RESULTS OF CONSOLIDATED OPERATIONS

We present and discuss the results of operations for LNC consolidated, our four business segments and Other Operations on pages 50 through 73. We discuss our consolidated investments on pages 73 through 84. We discuss our consolidated financial condition including liquidity, cash flow and capital resources on pages 85 through 99. We provide quantitative and qualitative disclosures about market risk on pages 101 through 109. Please note that all amounts stated in this “Management’s Discussion and Analysis” are on an after-tax basis except where specifically identified as pre-tax.

Consolidated Results

				Increase (Decrease)
Year Ended December 31 (in millions)	2004	2003	2002	2004	2003
Insurance premiums	$298.9	$281.0	$315.9	6%	(11)%
Insurance fees	1,586.3	1,417.5	1,410.8	12%	—%
Investment advisory fees	252.5	205.0	183.3	23%	12%
Net investment income	2,704.1	2,638.5	2,631.9	3%	—%
Amortization of Deferred Gain	88.3	75.8	74.4	16%	2%
Other revenues and fees	364.4	309.7	298.9	18%	4%
Realized gain (loss) on investments	(58.2)	356.4	(271.5)	NM	NM
Gain (loss) on sale of subsidiaries/business	135.0	—	(8.3)	NM	NM

Total Revenue	5,371.3	5,283.9	4,635.4	2%	14%
Insurance benefits	2,303.6	2,414.4	2,846.9	(5)%	(15)%
Underwriting, acquisition, insurance and other expenses	1,931.5	1,726.8	1,745.8	12%	(1)%
Interest and debt expenses	100.5	95.1	96.6	6%	(2)%

Total Benefits and Expenses	4,335.6	4,236.3	4,689.3	2%	(10)%
Income (loss) before federal income taxes	1,035.7	1,047.6	(53.9)	(1)%	NM
Federal income taxes (benefits)	304.2	280.5	(102.7)	9%	NM

Income before cumulative effect of accounting changes	731.5	767.1	48.8	(5)%	1,472%
Cumulative effect of accounting changes	(24.5)	(255.2)	—	90%	NM

Net Income	$707.0	$511.9	$48.8	38%	949%

Items Included in Net Income (after-tax):
Realized loss on investments and derivative instruments	$(37.5)	$(12.6)	$(176.4)
Gain (loss) on sale of subsidiaries	61.9	—	(9.4)
Restructuring (charges) income	(13.9)	(35.0)	2.0
Net gain (loss) on reinsurance embedded derivative/trading securities	(0.6)	2.7	—
FAS 113 reserve development, net of related amortization on business sold through indemnity reinsurance	0.9	(18.5)	(199.1)
Loss on early retirement of debt	(4.1)	(3.7)	—
Market adjustment for reclassification to trading securities	—	241.5	—
Cumulative effect of accounting changes	(24.5)	(255.2)	—

The table below provides a detailed comparison of items included within realized gain (loss) on investments and derivatives.

				Increase (Decrease)
Year Ended December 31 (in millions)	2004	2003	2002	2004	2003
Realized gains on investments	$140.6	$392.6	$204.6	(64)%	92%
Realized losses on investments	(123.3)	(396.9)	(609.9)	(69)%	(35)%
Realized gains (losses) on derivative instruments	(15.6)	(3.1)	3.8	403%	(182)%
Amounts restored (amortized) to balance sheet accounts	(48.5)	(1.8)	142.4	2,594%	(101)%
Market adjustment for trading securities	—	371.5	—	NM	NM
Market adjustment reinsurance embedded derivative/trading securities	(1.0)	4.1	—	(124)%	NM
Investment expenses	(10.4)	(10.0)	(12.4)	4%	(19)%

Net gain (loss) on investments and derivative instruments	$(58.2)	$356.4	$(271.5)	(116)%	NM

Write-downs for other-than-temporary impairments included in realized losses on investments above	$(65.8)	$(262.2)	$(337.7)	(75)%	(22)%

Comparison of 2004 to 2003

Revenues

The increase in insurance fees and investment advisory fees in 2004 primarily reflects the effects of favorable equity market performance, growth in deposits and assets under management. The average level of the equity markets was higher in 2004 compared to 2003, resulting in higher fee income for the Lincoln Retirement segment. Excluding dividends, the S&P 500 index increased 9% and average daily S&P index increased 17% in 2004.

Revenues related to insurance fees and investment advisory fees in 2004 increased significantly compared to 2003. Key drivers of 2004 results were the favorable performance of the equity markets, growth in deposits and net flows, all of which resulted in higher account values and assets under management. The growth in deposits in our segments was the result of product development, expanded wholesaling, and strong investment performance.

Net realized losses on investments were $43.1 million higher in 2004 than 2003, excluding the $371.5 million positive impact of the adoption of Financial Accounting Standards Board (“FASB”) Derivative Implementation Group Statement No. 133 Implementation Issue No. B36 (“DIG B36”) in 2003 as discussed in “Accounting Pronouncements—Accounting for Modified Coinsurance” below. Although the improvement in the credit markets in 2004 resulted in less write-downs for other-than-temporary impairments of available-for-sale securities, we also realized less gains from the sale of securities and had a larger impact from DAC. Additional details on our investment performance are provided in the “Consolidated Investments” section below.

Revenues from the sale of subsidiaries/businesses include a pre-tax gain of $110.8 million from the sale of the Investment Management segment’s London-based international investment management unit, DIAL Holding Company, Inc. and its subsidiaries (“DIAL”). The after-tax gain on the sale was $46.1 million. For additional information on the sale, see the “Investment Management” and “Acquisition and Divestiture” discussions below. We also recognized a pre-tax gain of $14.1 million related to the sale of LFA’s employee benefits marketing business. In addition, we recorded $10.1 million from the gain on the exercise of a put option arising from the 2002 transfer of Lincoln UK’s back-office operations to Capita Life and Pension Services Limited, the outsourcing firm for Lincoln UK’s customer and policy administration functions.

The increase in net investment income in 2004 compared to 2003 includes additional commercial mortgage loan prepayment and bond makewhole premiums of approximately $77 million pre-tax and the receipt of approximately $21.9 million, pre-tax, of contingent interest on mortgage loans on real estate previously owned by us. Net investment income during 2003 was affected by declining portfolio yields, which offset the favorable effect of asset growth from net flows.

Expenses

Consolidated expenses for 2004 compared to 2003 increased $99.2 million, or 2%. Expenses were higher in all four business segments. See “Results of Operations by Segment” below for further discussion by segment. The increase resulted from growth in our business partially offset by the effect of spread management through lower crediting rates on interest-sensitive business, movements from fixed to variable annuity products, and a reduction in the level of GMDB benefits. In addition, expenses were higher from the amortization, including unlocking, of DAC, PVIF, DSI and DFEL on a consolidated basis. The impact varied by segment. The factors impacting the unlocking are discussed further in the respective segment discussions below.

Further, in 2003, we recorded charges for reserve increases on the business sold to Swiss Re. Accordingly, 2003 expenses included $32.1 million related to charges required by FAS 113 on increases in reserves for business sold through indemnity reinsurance to Swiss Re. The accounting for these charges and the effect on our results in the future is more fully described in the “Critical Accounting Policy—Deferred Gain on the Sale of the Reinsurance Segment” section above.

Restructuring charges of $21.4 million and $53.8 million in 2004 and 2003, respectively, were the result of expense initiatives undertaken by us during 2003 to improve operational efficiencies. For additional information on restructuring charges see “Other Matters—Restructuring Activities” below.

Federal income tax expense for 2004 included a $4.4 million reduction related to a partial release of a deferred tax valuation allowance in our Barbados insurance company. This reduction is included in Other Operations. Future adjustments to the allowance will be dependent upon the amount and timing of taxable income of the Barbados company. In 2003, we recorded a tax benefit of $10.1 million resulting from a change in the tax laws in the United Kingdom permitting a deduction for stock compensation expense. The tax benefit recorded in 2003 reflected a deduction for the fair value of options granted in 2003 and prior years.

Comparison of 2003 to 2002

Revenues

The increase in consolidated revenues in 2003 compared to 2002 was primarily the result of the reclassification of certain securities to the trading account, which resulted in $371.5 million of realized gains, and the significant reduction in realized losses on investments and derivative securities. As more fully discussed in the “Accounting Pronouncements” below, revenue and net income for 2003 includes the effects of implementing DIG B36. This required us to recognize an embedded derivative resulting from the structure of several significant reinsurance arrangements, which was recorded as a cumulative effect of accounting change. Coincident with the recording of the embedded derivative, we reclassified a substantial portion of the investment securities supporting these reinsurance arrangements from available-for-sale to trading. This resulted in the recognition in earnings of the unrealized gains on these investment securities previously reported in accumulated other comprehensive income in shareholders’ equity.

Excluding realized gain (loss) on investments, consolidated revenues were slightly higher than 2002. This largely reflects the timing of equity market effects on average account values and assets under management, which declined during 2002 and through the first half of 2003, and did not recover to previous levels until the end of the fourth quarter of 2003.

Revenues from investment advisory fees increased in 2003 as a result of favorable performance of the equity markets. In 2003, the S&P 500 index increased 26.4%, compared to a decline of 23.4% in 2002.

Net investment income was level with 2002 as declining investment yields substantially offset growth in investment securities. Our losses from the credit markets as reflected in the realized loss on investments and derivatives were $163.8 million lower in 2003 compared to 2002. This improvement was reflective of the improvements in the credit markets, as we did not experience the same level of effect from declines in value and write-downs of fixed maturity securities available-for-sale. Additional details on our investment performance are provided in the “Consolidated Investments” section below.

Expenses

Consolidated expenses in 2003 decreased significantly from 2002. In 2002, we reported reserve increases of $305.4 million related to charges required by FAS 113 on increases in reserves for business sold through indemnity reinsurance to Swiss Re compared to $32.1 million in 2003.

The favorable effects of equity markets on DAC and PVIF amortization and unlocking, and on the level of GMDB reserves were also contributors to the improvement in expenses. Spread management through lower crediting rates on interest-sensitive and contractholder deposit funds also contributed to the improvement. The increase in restructuring charges in 2003 was a result of expense initiatives that were undertaken by LNC during the year to improve operational efficiencies.

RESULTS OF OPERATIONS BY SEGMENT

In this MD&A, in addition to providing consolidated net income (loss), we also provide segment income (loss) from operations because we believe it is a meaningful measure of the profit or loss generated by our operating segments. Income (loss) from operations, which is GAAP net income (loss) excluding net realized investment gains and losses, restructuring charges, reserve development net of related amortization on business sold through reinsurance and cumulative effect of accounting changes is the financial performance measure used by our management and Board of Directors to evaluate and assess the results of our segments. Accordingly, we report income (loss) from operations by segment in Note 10 to the Consolidated Financial Statements as required by Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information.” Our management and Board of Directors believe that income (loss) from operations explains the results of our ongoing businesses in a manner that allows for a better understanding of the underlying trends in our current businesses because net realized investment gains and losses, restructuring charges, reserve development net of related amortization on business sold through reinsurance and cumulative effect of accounting changes are unpredictable and not necessarily indicative of current operating fundamentals or future performance of the business segments, and in many instances, decisions regarding these items do not necessarily relate to the operations of the individual segments. Income (loss) from operations does not replace net income (loss) as the GAAP measure of our consolidated results of operations.

Below is a reconciliation of our segment revenue and income from operations to our consolidated revenue and net income:

Year Ended December 31 (in millions)	2004	2003	2002
Revenue:
Lincoln Retirement	$2,128.0	$1,985.1	$1,985.5
Life Insurance	1,952.9	1,906.1	1,881.7
Investment Management (1)	535.0	474.0	418.5
Lincoln UK	342.2	274.5	275.4

Segment Operating Revenue	4,958.1	4,639.7	4,561.1
Other Operations	852.3	668.3	696.0
Consolidating adjustments	(517.2)	(384.0)	(341.1)
Net realized investment results (2)	76.8	356.4	(279.8)
Other (3)	1.3	3.5	(0.7)

Total	5,371.3	5,283.9	4,635.5

Net Income:
Lincoln Retirement	414.6	331.9	183.4
Life Insurance	280.3	264.5	269.0
Investment Management	43.6	34.5	1.8
Lincoln UK	43.5	43.6	34.6

Segment Income from Operations	782.0	674.5	488.8
Other Operations	(57.2)	(81.7)	(57.2)
Other Items (4)	(18.0)	(38.8)	2.0
Net realized investment results (5)	23.8	231.6	(185.7)
Reserve development net of related amortization on business sold through reinsurance	0.9	(18.5)	(199.1)

Income before cumulative effect of accounting change	731.5	767.1	48.8
Cumulative effect of accounting change	(24.5)	(255.2)	—

Net Income	$707.0	$511.9	$48.8

(1)	Revenues for the Investment Management segment include inter-segment revenues for asset management services provided to our other segments. These inter-segment revenues totaled $105.8 million, $101.2 million and $97.7 million for 2004, 2003 and 2002, respectively.
(2)	Includes realized losses on investments of $45.7 million, $16.7 million and $272.7 million for 2004, 2003 and 2002, respectively; realized gains (losses) on derivative instruments of $(11.5) million, $(2.5) million and $1.2 million for 2004, 2003 and 2002, respectively; gain on transfer of securities from available-for-sale to trading of $371.5 million for 2003; gain (loss) on reinsurance embedded derivative/trading securities of $(1.0) million and $4.1 million in 2004 and 2003, respectively; and gain (loss) on sale of subsidiaries/businesses of $135.0 million and $(8.3) million for 2004 and 2002, respectively.
(3)	Represents amortization of deferred gain arising from reserve development.
(4)	Includes restructuring charges (income) of $13.9 million, $35.1 million and $(2.0) million for 2004, 2003 and 2002, respectively, and loss on the early retirement of subordinated debt of $4.1 million and $3.7 million for 2004 and 2003, respectively.
(5)	Includes realized losses on investments of $30.0 million, $11.0 million and $177.2 million for 2004, 2003 and 2002, respectively; realized gains (losses) on derivative instruments of $(7.5) million, $(1.6) million and $0.9 million for 2004, 2003 and 2002, respectively; gain on transfer of securities from available-for-sale to trading of $241.5 million for 2003; gain (loss) on reinsurance embedded derivative/trading securities of $(0.6) million and $2.7 million for 2004 and 2003, respectively; and gain (loss) on sale of subsidiaries/businesses of $61.9 million and $(9.4) million for 2004 and 2002, respectively.

Lincoln Retirement

				Increase (Decrease) Over Prior Year
Operating Summary for the Year Ended December 31 (in millions)	2004	2003	2002	2004	2003
Operating Revenues:
Insurance premiums	$33.0	$21.9	$47.4	51%	(54)%
Insurance fees	605.5	470.8	477.4	29%	(1)%
Net investment income	1,495.9	1,483.7	1,457.5	1%	2%
Other revenues and fees	(6.4)	8.7	3.2	NM	172%

Total Operating Revenues	2,128.0	1,985.1	1,985.5	7%	—%
Operating Expenses:
Insurance benefits	985.3	1,035.1	1,205.3	(5)%	(14)%
Underwriting, acquisition, insurance and other expenses	605.2	536.5	586.3	13%	(8)%

Total Operating Expenses	1,590.5	1,571.6	1,791.6	1%	(12)%

Income before taxes	537.5	413.5	193.9	30%	113%

Federal income taxes	122.9	81.6	10.5	51%	677%

Income from operations	$414.6	$331.9	$183.4	25%	81%

December 31 (in billions)	2004	2003	2002
Account Values
Variable Annuities—including fixed portion of variable	$43.2	$35.8	$27.4	21%	31%

Fixed Annuities	21.6	21.2	20.1	2%	5%
Reinsurance Ceded	(2.3)	(2.3)	(2.0)	—%	(15)%

Total Fixed Annuities	19.3	18.9	18.1	2%	4%
Total Account Values	$62.5	$54.7	$45.5	14%	20%

Average Daily Variable Account Values	$38.3	$30.4	$30.8	26%	(1)%
Fixed Portion of Variable	9.7	9.8	9.6	(1)%	2%

Income from Operations Variances—Increase (Decrease)

(in millions, after-tax)	2004 to 2003	2003 to 2002
Increase in Income from Operations	$82.7	$148.5

Significant Changes in Segment Income:
Effects of Equity Markets
Fee income	36.7	(7.2)
DAC/PVIF/DFEL	(11.4)	26.8
GMDB/GMWB	(21.1)	48.6
Increase in fee income from variable annuity net flows (net of DAC)	19.0	2.7
Increase in average fixed account values	2.6	18.5
Deferred sales inducements	7.9	—
Investment margins (including earnings on investment partnerships) (net of DAC)	25.1	26.2
Prospective DAC/PVIF/DFEL unlocking	19.5	31.8
Tax Benefits	2.1	2.8

Net Flows

Year Ended December 31 (in billions)				Improvement (Decline) Over Prior Year
	2004	2003	2002	2004	2003
Variable Portion of Annuity Deposits	$5.9	$3.1	$2.7	90%	15%
Variable Portion of Annuity Withdrawals	(3.9)	(3.2)	(3.3)	(22)%	3%

Variable Portion of Annuity Net Flows	2.0	(0.1)	(0.6)	2,100%	83%

Fixed Portion of Variable Annuity Deposits	2.1	1.7	1.8	24%	(6)%
Fixed Portion of Variable Annuity Withdrawals	(1.1)	(1.1)	(1.1)	—%	—%

Fixed Portion of Variable Annuity Net Flows	1.0	0.6	0.7	67%	(14)%

Total Variable Annuity Deposits	8.0	4.8	4.5	67%	7%
Total Variable Annuity Withdrawals	(5.0)	(4.3)	(4.4)	(16)%	2%

Total Variable Annuity Net Flows	3.0	0.5	0.1	500%	400%

Fixed Annuity Deposits	1.0	1.4	1.9	(29)%	(26)%
Fixed Annuity Withdrawals	(1.1)	(0.9)	(1.5)	(22)%	40%

Fixed Annuity Net Flows	(0.1)	0.5	0.4	(120)%	25%

Total Annuity Deposits	9.0	6.2	6.4	45%	(3)%
Total Annuity Withdrawals	(6.1)	(5.2)	(5.9)	(17)%	12%

Total Annuity Net Flows	$2.9	$1.0	$0.5	190%	100%

Incremental Deposits (1)	$8.8	$6.1	$6.2	44%	(2)%

(1)	Incremental Deposits represent gross deposits reduced by transfers from other Lincoln Annuity products.

New Deposits

Year Ended December 31 (in billions)				Improvement (Decline) Over Prior Year
	2004	2003	2002	2004	2003
Individual Annuities
Variable	$6.1	$3.1	$3.1	97%	—%
Fixed	0.5	0.9	1.4	(44)%	(36)%

Total Individual Annuities	6.6	4.0	4.5	65%	(11)%
Employer-Sponsored Annuities
Variable	1.9	1.7	1.5	12%	13%
Fixed	0.5	0.5	0.4	—%	25%

Total Employer-Sponsored Annuities	2.4	2.2	1.9	9%	16%
Total Annuity Deposits
Variable	8.0	4.8	4.5	67%	7%
Fixed	1.0	1.4	1.9	(29)%	(26)%

Total Annuities	$9.0	$6.2	$6.4	45%	(3)%

Interest Rate Margins

				Change in Rate Over Prior Year (basis points)
Year Ended December 31	2004	2003	2002	2004	2003
Net investment income yield	6.28%	6.41%	6.98%	(13)	(57)
Interest rate credited to policyholders	3.92%	4.25%	4.87%	(33)	(62)

Interest rate margin	2.36%	2.16%	2.11%	20	5
Effect on yield and interest rate margin
Commercial mortgage loan prepayment and bond makewhole premiums	0.20%	0.06%	0.07%
Contingent interest	0.06%	—%	—%

Interest rate margin adjusted for above items	2.10%	2.10%	2.04%
Average Fixed Annuity Account Values (in billions)	$20.4	$19.9	$18.1
Effect on income from operations (after-tax, after DAC) (in millions)
Commercial mortgage loan prepayment and bond makewhole premiums	$18.0	$8.2	$4.3
Contingent interest	6.5	—	—

Effect on income from operations	$24.5	$8.2	$4.3

Comparison of 2004 to 2003

Revenues

Insurance fees increased in 2004 compared to 2003 as a result of increases in average daily variable annuity account values. The increase in account values reflected the increase in net flows and improvement of equity markets. We have been following a two-pronged approach to improving net flows over the last few years. Attracting new deposits and retaining existing accounts are key drivers of the Retirement segment’s ability to achieve profitable future earnings growth. Variable product sales were up 67% in 2004 over 2003 while fixed product sales were down from the prior year. Through the fourth quarter of 2004, the Retirement segment has experienced 14 consecutive quarters of positive net flows.

New deposits are an important component of our effort to grow the annuity business. In the past several years, we have concentrated our efforts on both product and distribution breadth. Annuity deposits increased significantly in 2004 compared to 2003, with growth in both the individual variable annuity business and variable products within the employer-sponsored business.

The growth in individual variable annuity deposits was a result of the introduction of the Lincoln Smart Securitysm Advantage benefit in June of 2003 and expansion of the wholesaling force in LFD. Lincoln ChoicePlussm and American Legacy variable annuity gross deposits were up 100% for 2004 to $5.9 billion compared to $2.9 billion for 2003, as a result of the addition of the GMWB feature of the Lincoln Smart Securitysm Advantage benefit. For a further discussion of these products Part 1, Item 1—Business Segments and Other Operations—Lincoln Retirement, of this Form 10-K

Individual fixed annuity deposits experienced a decline for 2004 compared to 2003. The decline in fixed annuity deposits is primarily due to the continued low interest rate environment. We approached the fixed annuity marketplace on an opportunistic basis throughout 2003 and into 2004, generally offering rates that are consistent with our required spreads. Unless interest rates begin to increase, we expect this trend of lower fixed annuity deposits to continue.

Significant deposit growth in the employer-sponsored business has come through our Alliance program. However, our traditional annuity products continue to show sustained growth with a 4% increase over the previous year. The Alliance program enables the Retirement segment to meet industry demands for open architecture and a bundled program for retirement plans. The Alliance program bundles our traditional annuity products with a myriad of mutual funds, along with recordkeeping and employee education components required to effectively compete in this market. Mutual fund deposits into the Alliance program were $834.0 million in 2004, an increase of 35% from deposits of $616.0 million in 2003.

The other component of net flows is retention of the business. One of the key assumptions in pricing a product is the account persistency, often referred to as the lapse rate. The lapse rate compares the amount of withdrawals to the retained account values. One way to measure a company’s success in retaining assets is to look at the overall level of withdrawals from period to period. However, this alone does not tell the whole story. By comparing actual lapse rates to the rates assumed in designing the annuity product, it is possible to gauge the impact of persistency on profitability. Overall lapse rates were 8.9% in 2004, 9.0% in 2003, and 10.5% in 2002. In all three years, overall lapse rates have been more favorable than the level of persistency assumed in product pricing. In addition, as described above, we experienced an increase in deposits within the Alliance program offered within the employer-sponsored marketplace. The persistency of the employer-sponsored business tends to be higher than in the individual annuity marketplace as employer-sponsored products involve systematic deposits and are part of an overall employee benefit plan which are generally not subject to the level of exchange activity typically experienced in the individual marketplace.

Insurance premiums increased $11.1 million, or 51% in 2004 compared to 2003. The increase is primarily driven by increases in annuities in the payout phase, primarily in the American Legacy and Single Premium Immediate Annuity products. There was a corresponding increase in the benefit line from the resulting increase in reserves.

Net investment income increased slightly in 2004 compared to 2003. Fixed annuity account values increased during 2004 from net flows and investment income. Although investment rates during 2004 remained at levels below our portfolio rate, the higher account values and income from commercial mortgage loan prepayment and bond makewhole premiums and contingent interest income were the drivers of higher investment income. In 2004, net investment income for the segment included $41.0 million, pre-tax, from prepayment premium. In comparison, net investment income for 2003 included $17.3 million, pre-tax, from prepayment premium. Although, we expect to continue to receive prepayment premium in 2005, we do not expect it to remain at the 2004 levels. In addition, the segment received $13.0 million, pre-tax, of contingent interest income. This item is not expected to recur in the future. Excluding these items, investment income declined for 2004 compared to 2003.

When analyzing the impact of net investment income on the results of the segment, it is important to understand that a portion of the investment income earned is credited to the policyholders of our fixed annuity products. The interest credited to policyholders is included in the segment’s expenses. Annuity product interest rate margins represent the excess of the yield on earning assets over the average crediting rate. The yield on earning assets is calculated as net investment income on fixed product investment portfolios divided by average earning assets. The average crediting rate is calculated using interest credited on annuity products less bonus credits and excess interest on policies with the dollar cost averaging feature, divided by the average fixed account values net of coinsured account values. Fixed account values reinsured under modified coinsurance agreements are included in account values for this calculation. As a result of crediting rate actions we took in 2003 and 2004, interest credited to policyholder balances decreased for 2004 compared to 2003.

The interest rate margin table above summarizes the effect of changes in the portfolio yield, credited rate to policyholders, as well as the impact of contingent interest and prepayment premiums on the segment’s results on an after-DAC, after-tax basis. Although the net investment income yield declined year over year, we were able to reduce crediting rates to substantially offset this decrease. The interest rate margin increased to 2.36% for 2004 from 2.16% for 2003. After removing the effects of the contingent interest received in 2004 and prepayment premiums in 2004 and 2003, interest rate margin was level in 2004 compared to 2003 at 2.10%. We expect a reduction of 4 to 5 basis points (pre-DAC and pre-tax) per quarter in interest rate margins in 2005. This decrease is expected to reduce the segment’s income by approximately $0.5 million, after-tax after DAC, in the first quarter of 2005. This assumes a 50 basis point annual improvement in new money investment rates, that there are no significant changes in net flows in or out of our fixed accounts or other changes which may cause interest rate margins to differ from our expectation. For information on interest rate margins and the interest rate risk due to falling interest rates, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of this Form 10-K.

Expenses

Insurance benefits include interest credited to policyholders of $836.0 million and $867.7 million in 2004 and 2003, respectively. The reduction in 2004 was a result of actions taken by the segment to lower crediting rates commensurate with the reduction in the overall investment yield. Refer to the table above for the interest rate credited to policyholders.

Equity market performance, as measured by the S&P 500 index, without dividends, was an increase of 9% in 2004, compared to an increase of 26.4% for 2003. Although the equity market performance, including dividends, was slightly above our long-term equity market growth assumption, that growth did not occur evenly throughout the year. For example, at September 30, 2004, the S&P 500 was essentially flat for the year to that point. This is important as we enhanced our reversion to the mean process in the fourth quarter of 2004. When the equity market increased in the fourth quarter of 2004, we did not unlock our long-term equity market return assumptions. The relative performance of the equity markets for the first three quarters of 2004 resulted in unfavorable retrospective unlocking and net changes in amortization for DAC, PVIF and DSI in 2004 relative to 2003.

In the third quarter of 2004, we completed our annual comprehensive review of the assumptions underlying the prospective amortization of DAC, PVIF, DSI, and GMDB reserves. This review resulted in a favorable unlocking adjustment due to continued favorable contract retention and modeling refinements offset by spread compression. In 2004, the result of this prospective unlocking was a reduction in expenses of $32.3 million, pre-tax, ($21.0 million after-tax) compared to $2.3 million, pre-tax, ($1.5 million after-tax) reduction in expenses from the comprehensive review completed in 2003.

Included in insurance benefits is DSI net of associated amortization. The amortization methodology used for deferred sales inducements is the same as that utilized for DAC. The SOP became effective January 1, 2004. Accordingly, the accounting for DSI is different in 2004 than in 2003. As a result, our insurance benefits were $7.9 million lower in 2004 relative to 2003.

Included in the segment’s insurance benefits are the costs associated with guaranteed benefits included within variable annuities with the GMDB or GMWB riders. As discussed above, our reserving for GMDB changed effective January 1, 2004 with our adoption of the SOP. As a result, under the SOP, GMDB reserves are not subject to the same period-to-period volatility from changes in the equity markets as was the case under our previous reserving methodology. In addition, during 2004, we expanded our hedging of GMDB reserves and entered into hedges for GMWB. The assumptions we use in computing our GMDB reserves are essentially the same as those used in our DAC amortization methodology. In 2004 and 2003, we unlocked those assumptions on a prospective basis. The decrease in insurance benefits in 2004 compared to 2003 was a result of these actions and the performance of the equity markets in 2004 relative to 2003.

At December 31, 2004, Lincoln Retirement’s NAR was $0.8 billion and the GAAP and statutory reserves related to contracts with a GMDB feature were $18.2 million and $46.4 million, respectively. The comparable amounts at January 1, 2004, after the adoption of the SOP, were a NAR of $1.5 billion, GAAP reserves of $36.7 million and statutory reserves of $58.9 million. At any point in time, the NAR is the difference between the potential death benefit payable and the total account value, with a floor of zero (when account values exceed the potential death benefit there is no amount at risk). Accordingly, the NAR represents the maximum amount Lincoln Retirement would have to pay if all policyholders died. In evaluating the GMDB exposures that exist within our variable annuity business relative to industry peers, it is important to distinguish between the various types of GMDB features, and other factors such as average account values, average amounts of NAR, and the age of contractholders. The following table and discussion provides this information for our variable annuity business as of December 31, 2004:

	Type of GMDB Feature
	Return of Premium	High Water Mark	Roll-up	No GMDB	Total
Variable Annuity Account Value (billions)	$28.4	$15.6	$0.3	$8.7	$53.0
% of Total Annuity Account Value	53.6%	29.4%	0.6%	16.4%	100.0%
Average Account Value (thousands)	$40.7	$83.2	$114.5	$56.0	$53.6
Average NAR (thousands)	$3.1	$11.1	$13.2	N/A	$6.8
NAR (billions)	$0.2	$0.6	$—	N/A	$0.8
Average Age of Contract Holder	52	62	65	60	55
% of Contract Holders > 70 Years of Age	11.1%	28.2%	33.8%	24.7%	16.4%

We have variable annuity contracts containing GMDBs that have a dollar for dollar withdrawal feature. Under such a feature, withdrawals reduce both current account value and the GMDB amount on a dollar for dollar basis. For contracts containing this dollar for dollar feature, the account holder could withdraw a substantial portion of their account value resulting in a GMDB that is multiples of the current account value. Our exposure to this dollar for dollar risk is somewhat mitigated by the fact that we do not allow for partial 1035 exchanges on non-qualified contracts. To take advantage of the dollar for dollar feature, the contractholder must take constructive receipt of the withdrawal and pay any applicable surrender charges. We report the appropriate amount of the withdrawal that is taxable to the IRS, as well as indicating whether or not tax penalties apply under the premature distribution tax rules. We closely monitor the dollar for dollar withdrawal GMDB exposure and work with key broker dealers that distribute our variable annuity products. The GMDB feature offered on new sales is a pro-rata GMDB feature whereby each dollar of withdrawal reduces the GMDB benefit in proportion to the current GMDB to account value ratio. As of December 31, 2004, there were 706 contracts for which the death benefit to account value ratio was greater than ten to one. The NAR on these contracts was $50.2 million.

Comparison of 2003 to 2002

Revenues

The Retirement segment’s revenue was flat in 2003 compared to 2002. The increase in variable annuity account values for the year resulted from positive net flows, the overall improvement in the equity markets in 2003, and shifts from the fixed portion of variable annuity products into the variable portion of variable annuity products. However, average daily variable annuity account values, a key driver of fee income for the segment, were below 2002, reflecting the timing of equity market movements over the two year period, which resulted in reduced fee income in 2003 relative to 2002. Variable annuities account values stood at $34.6 billion at December 31, 2001, declined to $27.4 billion at December 31, 2002 and recovered to $35.8 billion at December 31, 2003. Over this same timeframe, average variable account values were $30.8 billion during 2002 and $30.4 billion during 2003. The timing of when the equity markets declined and increased during these three years is a primary reason for the decline in fee revenues as reported on an annual basis. Within these annual periods, on a quarterly basis the equity markets were generally declining from the first quarter of 2002 through the first quarter of 2003. Until the equity market improvement in the fourth quarter of 2003, the daily average variable annuity account values for the first three quarters of 2003 were below the levels reported in the comparable 2002 quarters. This explains why, despite the strong overall equity market performance experienced for the year, insurance fees for 2003 were lower than the insurance fees reported for 2002.

Investment income on investment partnerships improved in 2003 over 2002. This improvement resulted in $6.8 million of additional income in 2003. Investment margins on fixed annuity products contributed to the income improvement in 2003. The interest rate margin table above presents the improvement in the investment rate margin. Although the net investment income yield declined year over year, we were able to reduce crediting rates to more than offset this decrease as compared to 2002. In addition, during 2003, investment rate margins benefited from the increase of $3.5 million in prepayment premium relative to 2002. The income improvement from the increase in average fixed annuity account values resulted from net flows in 2003.

Expenses

Insurance benefits include interest credited to policyholders, which declined to $867.7 million in 2003 from $903.8 million in 2002. The decline was a result of actions taken by the segment to lower crediting rates related to the reduction in the overall investment yield.

Because equity market performance in 2003 exceeded the expected market performance used in our DAC assumptions, favorable retrospective unlocking and net changes in amortization for DAC and PVIF were reported for 2003. Equity market performance also drove decreases in GMDB reserves and benefit payments, resulting in favorable effects on income. In addition, the annual review of the various assumptions underlying DAC, PVIF, and GMDB calculations resulted in prospective unlocking which increased income by $1.5 million in 2003. This compared to a large negative impact from prospective unlocking which resulted from the annual review in 2002.

Outlook

Economic and market conditions and the level of interest rates have been volatile over the past several years. This volatility and uncertainty in the marketplace has impacted fixed and variable annuity sales for both the industry and Lincoln Retirement. Customer behavior has been influenced by these factors as well as by the introduction of new products and product features, including the very popular living benefits products. Lincoln Retirement’s living benefit product, Lincoln Smart Securitysm Advantage, was introduced in 2003 and has resulted in increased deposits in our variable annuities. While we expect this strong deposit result to continue, history has shown that competitive pressures and new product innovations can have a short-term impact on market share.

New money rates continue to be at levels below our existing portfolio yield, which will continue to cause pressure on our investment margins. At December 31, 2004, approximately 87%, or $18.8 billion, of our $21.6 billion of fixed annuity account values, including the fixed portion of variable annuity contracts, were at the contractual minimum with another 6% or $1.4 billion within 50 basis points of contractual minimums. Continued low interest rates would lower portfolio earned rates and move more of our crediting rates to contractual minimum, causing a drop in investment spreads. Conversely, if interest rates were to rise rapidly it could lead to disintermediation risk. Refer to the discussion on investment margin above for the impact of margin compression expected in 2005.

Changes in tax laws and additional regulatory scrutiny of variable annuities could have a negative impact on our ability to grow the business. See “Part I—Item 1—Business—Regulatory Matters.” To deal with these uncertainties, we remain committed to our two-pronged approach of growing new deposits and retaining existing assets to manage net flows. We expect to continue to strengthen distribution breadth, utilize and improve upon the balanced portfolio of annuity products, and aggressively manage expenses as key profitability drivers in the challenging annuity market.

For additional factors that could cause actual results to differ materially from those set forth in this outlook section, see “Part I—Item 1—Risk Factors” and “Forward-looking Statements—Cautionary Language” above.

Life Insurance

				Increase (Decrease) Over Prior Year
Operating Summary for the Year Ended December 31 (in millions)	2004	2003	2002	2004	2003
Operating Revenues:
Insurance premiums	$194.0	$194.9	$203.8	—%	(4)%
Insurance fees	779.1	772.1	755.1	1%	2%
Net investment income	948.4	911.1	899.1	4%	1%
Other revenues and fees	31.4	28.0	23.7	12%	18%

Total Operating Revenues	1,952.9	1,906.1	1,881.7	2%	1%

Operating Expenses:
Insurance benefits	1,061.2	1,095.8	1,101.9	(3)%	(1)%
Underwriting, acquisition, insurance and other expenses	478.9	424.7	388.9	13%	9%

Total Operating Expenses	1,540.1	1,520.5	1,490.8	1%	2%

Income from operations before taxes	412.8	385.6	390.9	7%	(1)%

Federal income taxes	132.5	121.1	121.9	9%	(1)%

Income from operations	$280.3	$264.5	$269.0	6%	(2)%

Income from Operations Variances—Increase (Decrease)

(in millions, after-tax)	2004 to 2003	2003 to 2002
Increase (Decrease) in Income from Operations	$15.8	$(4.5)

Significant Changes in Income from Operations:
Effects of equity markets—DAC/PVIF/DFEL	(1.8)	4.2
Prospective DAC/PVIF/DFEL unlocking	(3.8)	(24.9)
Mortality	(1.2)	10.9
Investment margins (including earnings on investment partnerships)	22.0	5.3

				Increase (Decrease) Over Prior Year
Year Ended December 31,	2004	2003	2002	2004	2003
First Year Premiums—by Product (in millions)
Universal Life (“UL”)
Excluding MoneyGuardsm	$401.1	$417.0	$356.9	(4)%	17%
MoneyGuardsm	244.5	224.6	138.4	9%	62%

Total Universal Life	645.6	641.6	495.3	1%	30%
Variable Universal Life (“VUL”)	84.8	79.4	134.4	7%	(41)%
Whole Life	41.2	34.4	30.3	20%	14%
Term	41.0	40.2	32.3	2%	24%

Total Retail	812.6	795.6	692.3	2%	15%
Corporate Owned Life Insurance (“COLI”)	73.6	125.7	88.1	(41)%	43%

Total First Year Premiums	$886.2	$921.3	$780.4	(4)%	18%

Net Flows (in billions)
Deposits	$2.243	$2.259	$2.138	(1)%	6%
Withdrawals & Deaths	(0.996)	(0.882)	(0.818)	(13)%	(8)%

Net Flows	$1.247	$1.377	$1.320	(9)%	4%

Policyholder Assessments	$(1.096)	$(1.053)	$(1.002)	4%	5%

				Increase (Decrease)
December 31 (in billions)	2004	2003	2002	2004	2003
Account Values
Universal Life	$9.6	$9.0	$8.2	7%	10%
Variable Universal Life	2.5	2.2	1.7	15%	30%
Interest-Sensitive Whole Life (“ISWL”)	2.2	2.2	2.2	1%	—%

Total Life Insurance Account Values	$14.3	$13.4	$12.1	7%	11%

In Force—Face Amount
Universal Life and Other*	$132.1	$129.6	$126.0	2%	3%
Term Insurance	172.4	151.7	127.9	14%	19%

Total In-Force	$304.5	$281.3	$253.9	8%	11%

Net Amount at Risk (“NAR”)
Universal Life and Other	$115.3	$113.7	111.6	1%	2%
Term Insurance	171.7	151.2	127.3	14%	19%

Total Net Amount at Risk	$287.0	$264.9	$238.9	8%	11%

* Includes COLI of	7.1	67.0	5.4

Interest Rate Margins

				Change in Rate Over Prior Year Increase (Decrease)
Year Ended December 31	2004	2003	2002	2004	2003
				Basis points
Interest Sensitive Products
Net investment income yield	6.67%	6.97%	7.30%	(30)	(33)
Interest rate credited to policyholders	4.85%	5.36%	5.77%	(51)	(41)

Interest rate margin	1.82%	1.61%	1.53%	21	8
Effect on Yield and Interest Rate Margin
Commercial mortgage loan prepayment and bond makewhole premiums	0.20%	0.03%	0.04%	17	(1)
Contingent interest	0.07%	—%	—%	7	—

Interest rate margin, excluding the above items	1.55%	1.58%	1.49%	(3)	9

Effect on Income from Operations (After-tax, after DAC) (in millions)
Contingent interest	$2.1	$—	$—
Commercial mortgage loan prepayment and bond makewhole premiums	7.7	1.4	1.4

Effect on income from operations	$9.8	$1.4	$1.4

Traditional Products
Net investment income yield	6.90%	6.99%	7.42%	(9)	(43)

Effect on Yield
Commercial mortgage loan prepayment and bond makewhole premiums	0.19%	0.06%	0.05%	13	1
Contingent interest	0.17%	—%	—%	17	—

Net investment income yield after adjusted for above items	6.54%	6.93%	7.37%	(39)	(44)

Effect on Income from Operations (After-tax) (in millions)
Contingent interest	$1.6	$—	$—
Commercial mortgage loan prepayment and bond makewhole premiums	1.7	0.5	0.5

Effect on income from operations	$3.3	$0.5	$0.5

Comparison of 2004 to 2003

Revenues, First Year Premium, In-force and Net Amount at Risk

Overall revenues were up $46.8 million or 2%; of that increase, $37.3 million was from higher net investment income, which is explained below. Revenues from insurance fees were up only 1%. This increase in insurance fees is in line with the lack of growth in UL and Other face amount in-force, and NAR (Other includes VUL, whole life, interest sensitive whole-life insurance (“ISWL”) and COLI; UL and Other products are sometimes referred to as permanent products). Insurance fees relate to UL, VUL, ISWL and COLI products. Insurance fees include mortality assessments, which are comprised of COIs charged to policyholders in relation to the NAR less the cost of reinsurance premiums that we pay for reinsurance coverage. In recent years, we have reinsured a larger percentage of the mortality risk on our business than in the past. As older business with a lower percentage of reinsurance has run off, this has had the effect of reducing the amount of revenues from net mortality assessments.

The increase in life insurance in-force and NAR was driven by the growth in term life insurance. It is important to view the in-force and NAR growth separately for term products versus UL and other permanent products, as term products by design have a lower profitability to face amount relationship than do permanent life insurance products. Insurance premium revenue relates to whole life and term life insurance products. Although insurance premiums were down slightly, year over year, term insurance was up 12% while whole life was down 12% as this block of business is declining. These premiums included premiums received from policyholders and are net of premiums we pay for reinsurance coverage. Term and whole life insurance products have insurance fees and COIs generated from the NAR. These are components of the change in policy reserves on these products, and are reflected in benefits.

Total first year premiums for 2004 declined from 2003. First-year premiums are not part of revenue, except for term products, but we view them as an indicator of future profitability. The overall decline was primarily due to a decrease of $52.1 million, or 41%, in the COLI business. First year premiums in 2003 included the results of a large COLI case with first year premiums of $33.2 million. First year premium in the retail business was up $17.0 million, or 2%. The increase in retail was driven by sales of MoneyGuardSM, a UL product with a long-term care rider. Due to the equity market turnaround and the introduction of a new product, first year premiums for VUL were up slightly in 2004 compared to 2003. UL accounted for 88% of total retail UL/VUL sales in 2004, consistent with 2003.

In analyzing the impact of first year premiums on historical results and as a predictive measure of future earnings, it is important to understand the impact of product mix. MoneyGuardSM is typically sold as a single premium product, which means that all the premiums are paid at the inception of the policy, rather than over the life of the policy. As a result, the relative profitability of MoneyGuardSM on a per dollar of first year premium basis is less than that of other types of permanent life insurance such as UL and VUL. Non-MoneyGuard UL products tend to have a higher NAR on average than a MoneyGuardSM policy, because MoneyGuardSM has lower average face amount and a higher percentage of initial premium to face amount purchased.

The decline in first year premiums for UL, excluding MoneyGuardSM, in 2004 was due to increased competition. The segment introduced a new UL product during the third quarter 2004, which is expected to compete better with other secondary guarantee UL products currently in the marketplace. However, we intend to continue to maintain our pricing discipline and underwriting standards with respect to existing products and in the development of new products.

Net investment income for the Life Insurance segment for 2004 included $25 million, pre-tax, from prepayment premiums, and also includes $8.9 million, pre-tax, of contingent interest income. Interest rate margins for the Life Insurance segment improved in 2004, compared to 2003. Interest sensitive products include UL and ISWL and provide for interest to be credited to policyholder accounts. The difference between what we credit to policyholder accounts and interest income we earn on interest sensitive assets is interest margin. Traditional non-dividend participating (“Non-par”) products include term and whole life insurance with interest income used to build the policy reserves. At December 31, 2004 and 2003, interest-sensitive products represented approximately 88.3% and 87.7%, respectively, of total interest sensitive and traditional Non-par earning assets. At December 31, 2004, 29% of the interest sensitive account values have crediting rates at contract guaranteed levels, and 50% have crediting rates within 50 basis points of contractual guarantees. As stated above, we expect a reduction of 4 to 5 basis points (pre-DAC and pre-tax) per quarter in interest rate margins in 2005. This decrease is expected to reduce the segment’s income by approximately $0.5 million, after-tax after DAC, in the first quarter of 2005. This assumes a 50 basis point annual improvement in new money investment rates and no significant changes in net flows in or out of our fixed accounts or other changes which may cause interest rate margins to differ from our expectation. For information on interest rate margins and the interest rate risk due to falling interest rates, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in this Form 10-K.

Expenses

Insurance benefits include interest credited to policyholders of $579.7 million and $598.2 million in 2004 and 2003, respectively. The reduction in 2004 was a result of actions taken by the segment to lower crediting rates commensurate with the reduction in the overall investment yield. Refer to the table above for the interest rate credited to policyholders.

During 2004, we undertook our annual comprehensive review of the assumptions underlying the amortization of DAC, PVIF and DFEL. The Life Insurance segment reviewed the various assumptions including investment rate margins and retention. As a result of this comprehensive review, for 2004, the Life Insurance segment DAC/PVIF/DFEL had negative unlocking of $23.7 million, pre-tax, ($15.4 million after-tax). The negative unlocking in 2004 resulted primarily from a reduction in the assumption of future investment yields. The prospective unlocking in the third quarter of 2004 resulted in an increase in the on-going amortization expense of approximately $3.0 million, pre-tax, ($2.0 million after-tax) per quarter beginning in the fourth quarter of 2004.

In 2003, the segment also experienced negative prospective DAC unlocking of $30.5 million, pre-tax ($19.8 million after-tax). The negative unlocking in 2003 resulted primarily from revised assumptions regarding face amount reductions and reinsurance premiums. The 2003 change in assumptions resulted in lower future EGPs, leading to the increased DAC amortization expense in 2004.

Comparison of 2003 to 2002

Revenues, First Year Premium, In-force and Net Amount at Risk

Overall revenues were up $24.4 million or 1%; of that increase $12 million was from higher net investment income. Revenues from insurance fees were 1% higher. Although retail first year premium was up 15% and COLI first-year premium was up 43%, the revenues were relatively flat, reflecting product mix but also the impact of face amount reductions, resulting in an increase in the UL and other NAR of 2%.

As presented in the table above, investment margins in the interest sensitive lines of business (UL and ISWL) improved 8 basis points in 2003, resulting in additional income of $7.9 million. Lower investment yields on traditional non-par lines of business partially offset this improvement in margins, reducing income by $5.6 million. Investment yield on traditional non-par products decreased to 6.99% in 2003 from 7.42% in 2002. In addition, earnings on investment partnerships for the segment contributed $3.1 million more in 2003 compared to 2002.

Expenses

Insurance benefits include interest credited to policyholders of $598.2 million in 2003, which was flat with 2002. Mortality experience (mortality assessments less net death benefits and mortality-related retrospective DAC unlocking) in 2003 was favorable relative to 2002. The improvement in mortality resulted from lower death benefits and favorable unlocking relative to 2002.

A significant negative effect on expenses in 2003 was the prospective DAC/PVIF/DFEL unlocking, and the resulting higher DAC amortization from the increase in the DAC amortization rate associated with these prospective assumption changes. The improvement in the equity markets during 2003 resulted in favorable retrospective DAC unlocking relative to 2002.

Outlook

In 2004, we experienced significant competitive pressures on our products. Although we expect our new UL product, introduced late in 2004, to improve our first year premium growth, we also expect to continue to see strong competition in 2005, especially with respect to products with secondary guarantees. As we have a large block of in-force business, and lapse rates tend to average 6 to 8% on mature blocks of life insurance business, sales at levels consistent with recent experience will not result in significant growth of the overall business in-force, which will constrain growth in our insurance fees. However, we do expect overall first-year premiums and revenues to grow in 2005 and in the long-term. Continued strength in the equity and credit markets, as well as the diversity of our products and strong distribution, provide a favorable environment for increasing our first year premiums.

New money rates continue to be at levels below our existing portfolio yield, which will continue to cause pressure on our investment margins. At December 31, 2004, approximately 29% or $3.4 billion of our $11.9 billion of UL and interest-sensitive whole life insurance account values were at contractual minimums with another 50% or $6.0 billion within 50 basis points of contractual minimums. Refer to the discussion on investment margin above for the impact of margin compression expected in 2005.

As described in “Part 1—Item 1—Business—Regulatory Matters”, the National Association of Insurance Commissioners (“NAIC”) as well as certain state insurance regulators have been evaluating changes to statutory reserving requirements for life insurance companies related to universal life products with secondary guarantees, such as LPR. UL policies with lapse protection riders amount to approximately $25 billion of our in-force face amount. In addition, at the end of 2004, the New York State Insurance Department approved, as an emergency measure, amendments to its regulations governing the valuation of life insurance reserves for New York authorized insurers issuing certain life insurance policies. Although potential changes are still being reviewed, any change that would have the effect of increasing statutory reserves could affect product design and pricing, and as such could impact the availability and profitability of these products.

For additional factors that could cause actual results to differ materially from those set forth in this outlook section, see “Part I—Item 1—Risk Factors” and “Forward-looking Statements—Cautionary Language” above.

Investment Management

				Increase (Decrease) Over Prior Year
Operating Summary for the Year Ended December 31 (in millions)	2004	2003	2002	2004	2003
Operating Revenues:
Investment advisory fees - retail/institutional	$252.5	$205.0	$183.3	23%	12%
Investment advisory fees - insurance-related	105.8	101.2	97.7	5%	4%
Insurance fees	58.7	45.1	40.5	30%	11%
Net investment income	51.7	49.9	50.5	4%	(1)%
Other revenues and fees	66.3	72.8	46.5	(9)%	57%

Total Operating Revenues	535.0	474.0	418.5	13%	13%
Operating Expenses:
Insurance benefits	26.9	26.4	31.3	2%	(16)%
Underwriting, acquisition, insurance and other expenses	445.6	406.3	383.1	10%	6%

Total Operating Expenses	472.5	432.7	414.4	9%	4%
Income before taxes	62.5	41.3	4.1	51%	907%
Federal income taxes	18.9	6.8	2.3	178%	196%

Income from operations	$43.6	$34.5	$1.8	26%	1,817%

Income from Operations Variances—Increase (Decrease)

(in millions after-tax)	2004 to 2003	2003 to 2002
Increase in Income from Operations	$9.1	$32.7

Effects of financial markets/net flows, variable expenses and other	10.5	12.4
Deferred acquisition costs	1.3	11.5
Other financial markets related variances
Seed capital	(5.2)	9.4
Deferred compensation liability	3.0	(5.7)
Release of accrued compensation for resignation of CEO in 2002	—	(4.2)
Income from operations of DIAL	9.2	—
Tax benefit on U.K. stock compensation	(9.1)	9.1

				Increase (Decrease) Over Prior Year
December 31 (in billions)	2004	2003	2002	2004	2003
Assets Under Management:
Retail-Equity	$26.1	$20.9	$14.9	25%	40%
Retail-Fixed	8.3	8.2	7.6	1%	8%

Total Retail	34.4	29.1	22.5	18%	29%

Institutional-Equity	11.6	25.3	16.7	(54)%	51%
Institutional-Fixed	10.0	8.4	7.3	19%	15%

Total Institutional	21.6	33.7	24.0	(36)%	40%

Insurance-related Assets	44.0	43.0	41.1	2%	5%

Total Assets Under Management	$100.0	$105.8	$87.6	(5)%	21%

Total Sub-advised Assets, included in above amounts
Retail	$10.7	$3.8	$2.5	182%	52%
Institutional	3.8	—	—	N/A	N/A

Total Sub-advised Assets at the End of the Year	$14.5	$3.8	$2.5	282%	52%

The amount of assets sub-advised to Mondrian at September 24, 2004, the date of the sale of DIAL, was $7.9 billion.

Sale of Subsidiary (DIAL)—Assets Under Management Transferred to Buyer at the Time of the Sale:
Retail equity	$0.3
Institutional equity	18.7
Institutional fixed income	3.1

Total Assets Under Management Transferred to Buyer	$22.1

At December 31, 2004, approximately $10.4 billion of the sub-advised assets are being sub-advised on our behalf by Mondrian, the buyer.

				Increase (Decrease) Over Prior Year
Year Ended December 31 (in billions)	2004	2003	2002	2004	2003
Retail:
Equity:
Fund deposits	$7.1	$3.8	$4.5	87%	(16)%
Redemptions and transfers	(4.0)	(2.7)	(3.9)	(48)%	31%

Net flows—Equity	3.1	1.1	0.6	182%	83%

Fixed Income:
Fund deposits	1.9	1.8	1.2	6%	50%
Redemptions and transfers	(1.9)	(1.7)	(1.0)	(12)%	(70)%

Net flows—Fixed Income	0.0	0.1	0.2	(100)%	(50)%

Total Retail:
Fund deposits	9.0	5.6	5.7	61%	(2)%
Redemptions and transfers	(5.9)	(4.4)	(4.9)	(34)%	10%

Net flows—Total Retail	3.1	1.2	0.8	158%	50%

Institutional:
Equity:
Inflows/deposits	6.1	3.9	2.9	56%	34%
Withdrawals and transfers	(3.5)	(2.1)	(1.9)	(67)%	(11)%

Net flows—Equity	2.6	1.8	1.0	44%	80%

Fixed Income:
Inflows/deposits	5.2	1.9	2.3	174%	(17)%
Withdrawals and transfers	(0.6)	(1.2)	(1.2)	50%	—%

Net flows—Fixed Income	4.6	0.7	1.1	557%	(36)%

Total Institutional:
Inflows/deposits	11.3	5.8	5.2	95%	12%
Withdrawals and transfers	(4.1)	(3.3)	(3.1)	(24)%	(6)%

Net flows—Total Institutional	7.2	2.5	2.1	188%	19%

Combined Retail and Institutional:
Deposits/inflows	20.3	11.4	10.9	78%	5%
Redemptions, withdrawals and transfers	(10.0)	(7.7)	(8.0)	(30)%	4%

Net flows—Combined Retail and Institutional	$10.3	$3.7	$2.9	178%	28%

Note:	The net flows in the above table exclude the transfer of $1.0 billion related to the outsourced mutual fund based 401(k) record-keeping business in 2004. The term deposits in the above table and in the following discussion represents purchases of mutual funds and managed accounts, deposits in variable annuity funds, and inflows in advisory accounts and includes DIAL through September 2004.

The following table presents the segment’s net flows with and without DIAL.

				Increase (Decrease)
Year Ended December 31 (in billions)	2004	2003	2002	2004	2003
Net Flows
As reported above	$10.3	$3.7	$2.9	178%	28%
DIAL	3.3	1.0	0.5	230%	100%

Net Flows—Excluding DIAL	$7.0	$2.7	$2.4	159%	13%

Comparison of 2004 to 2003

Revenues, Deposits and Net Flows

The increase in investment advisory fees—retail/institutional is a result of higher average level of assets under management. The higher average level of assets under management resulted from rising equity markets and positive net flows. We believe that the positive net flows are a result of recognition in the marketplace of the investment performance for both institutional products, as well as retail funds managed by the segment, and to a lesser extent, the expanded distribution of the segment’s products by LFD. The investment advisory fees include amounts that are ultimately paid to sub-advisors for managing the sub-advised assets. The amounts paid to sub-advisors are included in expenses of the segment. In addition, included in the investment advisory fees—retail/institutional are fees earned from managing funds included within our variable annuity and life insurance products.

The segment provides asset management services for our general account assets supporting our fixed products and surplus, including those of the Lincoln Retirement and Life Insurance segments, for which it receives fees. The fees related to these services are included in Investment Advisory Fees–Insurance–related. As a result of market analysis, we have determined that the inter-segment fees paid to the Investment Management segment will be reduced by approximately 2 basis points or 12.4%, effective January 1, 2005.

The increase in insurance fees from the annuity-based 401(k) Lincoln DirectorSM business (“Director”) primarily relates to higher assets under management from equity market performance and net flows of $1.6 billion in 2004. Assets under management for this business were $5.6 billion and $4.6 billion in 2004 and 2003, respectively.

Other revenue includes changes in the value of seed capital, and shareholder servicing and accounting fees for services provided to mutual funds that we sponsor. Seed capital represents the amount of capital invested to start a new fund or product. Seed capital investments are accounted for in a manner consistent with the accounting for trading securities, with changes in fair market value reported as a component of revenue. The primary driver of the reduction in other revenue in 2004 compared to 2003 was related to the seed capital component. The equity market related increase in the value of seed capital was less in 2004 than in 2003, and there was a lower level of seed capital in 2004. The amount of seed capital was reduced as certain funds reached appropriate size to return seed capital to the holding company.

The decline in assets under management from 2003 to 2004 is primarily the result of the sale of DIAL, which resulted in a $22.1 billion reduction in assets under management as of September 24, 2004. This decline was partially offset by market value gains and positive net flows. Market value gains in 2004 were $3.5 billion in retail and $2.5 billion in institutional. Excluding the effects from the DIAL sale, positive net flows across equity and fixed income products account for the growth in both institutional and retail assets under management. Retail net flows reflect higher deposits, partially offset by higher withdrawals. Net flows for the segment have been positive for three consecutive years. The combined net inflows in 2004 were the highest since we acquired Delaware in 1995.

As a result of the sale of DIAL, certain retail assets are now sub-advised by the acquirer. This change resulted in the increase in sub-advised assets presented in the table above. Sub-advised assets represent approximately 14% of the segment’s assets under management at December 31, 2004, compared to approximately 4% at December 31, 2003. As stated above, the segment pays fees to the sub-advisor for managing the assets. Also, in 2004, the segment outsourced its mutual fund based 401(k) record-keeping business. As a result, approximately $1.0 billion of the retirement accounts were transferred to third parties during 2004.

Expenses

Underwriting, acquisition, insurance and other expenses increased in 2004 compared to 2003 primarily from expenses that vary with revenues or levels of assets under management. These expenses include the fees we pay to third party sub-advisors. In connection with the reduction in fees the segment receives for managing our general account assets, the segment’s expenses will decline by approximately $1.5 million in 2005 related to a decrease in expenses charged by our other segments to the Investment Management segment. In the asset management business, we are not able to capitalize the acquisition costs of new business, unlike the capitalization of acquisition costs with insurance products. However, with the segment’s annuity-based DirectorSM business, we are able to capitalize acquisition costs.

During 2004, the segment performed its annual comprehensive review of DAC assumptions related to DirectorSM. As a result, a reduction to expense was recorded in 2004 for prospective unlocking of approximately $3.0 million, pre-tax, ($2.0 million after-tax). The unlocking was primarily related to the segment’s continued improvement in retention rates. In 2003, the annual review did not result in material prospective unlocking.

Included in the segment’s expenses is the change in value of our deferred compensation liability related to the segment. Changes in the value of this liability arise from changes in the financial markets (equity and fixed income) and the underlying investment choices of the participants. This change in value is reported in the income statement. During 2004, we entered into a total return swap agreement to hedge the affect of changes in the deferred compensation liability due to changes caused by the equity markets. The swap reduced the impact of equity market changes on the deferred compensation liability and the related amount recorded to expense relative to 2003. For more information on the deferred compensation liability, see Note 7 to the Consolidated Financial Statements.

The effective tax rate in 2004 was higher than in 2003. The primary contributor to this increase was the tax benefit the segment received in 2003 from a change in tax laws in the United Kingdom permitting a deduction for stock compensation expense. This related to Delaware options granted to the employees of DIAL. The tax benefit recognized in 2003 reflected a deduction for the fair value of options granted in current and prior years that remained outstanding at January 1, 2003.

Comparison of 2003 to 2002

Revenues, Deposits and Net Flows

The favorable equity market performance combined with positive net flows during 2003 resulted in an improvement in the segment’s revenue and income primarily due to the increased fees generated from higher assets under management. Other revenue increased in 2003 compared to 2002 resulting from an increase in value of the seed capital.

Expenses

The segment’s expenses increased in 2003 compared to 2002 due to increased deposits and net inflows and higher assets under management. In 2003, the segment implemented a new system for calculating changes in DAC. Included in the impact from 2003 DAC unlocking is $2.6 million of positive unlocking from refinement of the process during 2003. As described in the “Comparison of 2004 to 2003” above, included in the segment’s expenses are costs associated with our deferred compensation plan as it relates to the segment’s employees. The increase in the liability in 2003 resulted from increases in the equity markets, which raised expenses by $6.5 million. In addition, the segment benefited in 2002 from a release of accrued compensation of $4.2 million, after-tax, resulting from the resignation of the segment’s CEO.

Outlook

As a result of substandard performance relative to our peers and continued net outflows in the late 1990’s, management identified five key areas for improving the performance of the investment management business: attracting and retaining a strong team of investment and research professionals, improving the investment process, sustaining strong investment performance, increasing net inflows, and improving profitability.

The Investment Management segment has made significant progress in each of these areas, whether through identifying and hiring key investment professionals, or streamlining its business model. To that end, in 2004 the company sold its London-based international investment unit, Delaware International Advisors Ltd. (DIAL), and also outsourced the administration of its mutual fund-based retirement product to third parties.

Economic and market conditions and the level of interest rates have been volatile over the past several years, and have impacted the segment’s operating performance. In 2004, the segment experienced higher average levels of assets under management due to a combination of rising equity markets and positive net flows. We believe a key driver of these positive net flows was recognition in the marketplace of our investment performance for both institutional products and retail funds. We expect investment performance to remain solid, and look for sustained positive net flows in 2005.

For additional factors that could cause actual results to differ materially from those set forth in this outlook section, see “Part I — Item 1 — Risk Factors” and “Forward-looking Statements — Cautionary Language” above.

Lincoln UK

				Increase (Decrease) Over Prior Year
Operating Summary for the Year Ended December 31 (in millions)	2004	2003	2002	2004	2003
Operating Revenues:
Insurance premiums	$70.3	$62.2	$50.6	13%	23%
Insurance fees	143.4	129.6	137.8	11%	(6)%
Net investment income	75.7	64.1	62.1	18%	3%
Other revenues and fees	52.8	18.6	24.9	184%	(25)%

Total Operating Revenues	342.2	274.5	275.4	25%	—%

Operating Expenses:
Insurance benefits	100.4	98.6	84.2	2%	17%
Underwriting, acquisition, insurance and other expenses	174.8	110.4	160.4	58%	(31)%

Total Operating Expenses	275.2	209.0	244.6	32%	(15)%

Income before taxes	67.0	65.5	30.8	2%	113%

Federal income taxes	23.5	21.9	(3.8)	7%	676%

Income from operations	$43.5	$43.6	$34.6	—%	26%

				Increase (Decrease)
December 31 (in billions)	2004	2003	2002	2004	2003
Unit-Linked Assets	$7.2	$6.4	$5.1	13%	25%
Individual Life Insurance In-Force	20.4	20.4	18.9	—%	8%
Exchange Rate Ratio—U.S. Dollars to Pounds Sterling:
Average for the Year	1.834	1.638	1.503	12%	9%
End of Year	1.919	1.786	1.610	7%	11%

Income from Operations Variances—Increase (Decrease)

(in millions, after-tax)	2004 to 2003	2003 to 2002
Increase (Decrease) in Income from Operations	$(0.1)	$9.0

Significant Changes in Income from Operations:
Effects of Equity Markets
Fee income from equity-linked assets	3.1	(2.1)
DAC/PVIF/DFEL	(5.7)	26.7
Maturity of in-force block of business	(4.1)	—
DAC unlocking from the comprehensive DAC assumption review	2.1	—
DAC unlocking for equity and tax related revenue on unit-linked accounts	(4.9)	—
Change in effective U.S. Federal income tax rate	—	(18.7)
Foreign currency exchange rates	5.0	2.5
Insurance recovery on mis-selling	5.9	—

Note:	The segment has its balance sheets and income statements translated at the current spot exchange rate as of year-end and average spot exchange rate for the year, respectively.

Comparison of 2004 to 2003

Revenues

During 2004, the exchange rate for the U.S. dollar relative to the British pound sterling changed significantly. This change in the foreign currency exchange rate affects all line items in the financial statements for the segment. The average exchange rate used in converting the income statement from the British pound sterling to the U.S. dollar increased 12% in 2004 compared to 2003. The increase in insurance premiums was primarily a result of the increase in the exchange rate. Excluding the effect of the exchange rate, insurance premiums were down approximately 1%. Insurance fees also benefited from the exchange rate increase and the higher average equity-linked account values resulting largely from the increase in the U.K. equity markets. As illustrated by the performance of the FTSE 100 index, U.K. equity markets increased 7.5% in 2004 and 14% in 2003. However, on a daily average basis, the FTSE 100 was up only 1% in 2004 over its opening position on January 1, 2004. Policy lapse rates for 2004 were 7%, an improvement over the 7.5% rate for 2003 as measured by the number of policies in force. Policy lapses decrease revenues and are a result of the in-force block continuing to run-off.

Other revenues increased $34.2 million, or 184%, over 2003. This increase was primarily due to the impact of equity markets and the positive unlocking of DFEL included in other revenue. The performance of the equity markets in 2004 was below our long-term growth assumption of 9% as well as being significantly lower than the performance of the equity markets in 2003. This resulted in positive DFEL unlocking relative to 2003. In addition, the segment experienced positive DFEL unlocking as it adjusted the assumptions related to the impact of equity markets on tax related fees for its unit-linked business. However, in the third quarter of 2004, Lincoln UK completed its comprehensive review of assumptions underlying the amortization of DAC/PVIF/DFEL. The review of assumptions led to a revision of lapse rate assumptions, which resulted in negative unlocking of DFEL. Because DFEL is a liability, changes in amortization generally have the opposite effect on income than does the changes on DAC and PVIF.

Expenses

Expenses were higher in 2004 compared to 2003 due to the net negative unlocking of assumptions for DAC and PVIF related to the same items as noted above for DFEL. The combined effects of the net unlocking activities for DAC/PVIF and DFEL resulted in a reduction in income of $13.1 million, pre-tax ($8.5 million after-tax).

Insurance benefits only increased $1.8 million or 2%. Excluding the effects of the exchange rate, insurance benefits decreased approximately $9 million. This includes the release of $4.8 million, pre-tax, ($3.1 million after-tax) of reserves related to lapsed policies from the review of our policy valuation systems in the third quarter of 2004.

Lincoln UK maintains reserves established in 1997 and 1999 for mis-selling activities. During 2004, Lincoln UK increased its reserves as a result of its ongoing assessment of redress payment patterns and complaint activity. Two factors drove the increase. First, there was increased publicity in the U.K. surrounding mortgage endowments in 2004, and second, there were revised rules regarding time limits for making a complaint for mortgage endowments introduced by the U.K. Financial Services Authority in May 2004. Offsetting the increase in reserves were insurance reimbursements of certain costs incurred in connection with certain mis-selling practices. These reimbursements were received in the second and fourth quarters of 2004. The net effect of the increase in mis-selling reserves and the favorable settlements resulted in lower expenses of $9.0 million, pre-tax, ($5.9 million after-tax). Future changes in complaint levels could effect Lincoln UK’s ultimate exposure to mis-selling issues, although we believe that any future change would not materially effect our consolidated financial position.

The effective U.S. federal income tax rate for 2004 was 35%, slightly higher than the 33.4% for 2003. In 2003, the segment benefited from a change in tax laws in the United Kingdom permitting a deduction for stock options exercised after January 1, 2003. The tax benefit recognized in the fourth quarter of 2003 reflected a deduction for the fair value of options granted in current and prior years that remained outstanding as of January 1, 2003.

Comparison of 2003 to 2002

Revenues

The average exchange rate used in converting the income statement from the British pound sterling to the U.S. dollar increased 9% in 2003 compared to 2002. New deposits from the existing block of business and from new customers led to an increase in insurance premiums, after allowing for the impact of foreign currency. Although the equity market performance improved in 2003 compared to 2002, average equity-linked account values and the related fee revenue earned by the segment, were lower in 2003 than in 2002, reflecting the timing of equity market movements over the two year period. Other revenue declined due to the impact of the improvement in the equity markets, which resulted in negative unlocking, i.e. reduction in revenue, from DFEL.

Expenses

Insurance benefits increased $14.4 million or 17%. Excluding the effect of foreign currency, insurance benefits increased due to reserves on new deposits corresponding to the increase in insurance premiums noted above. The positive equity market performance noted above resulted in positive DAC and PVIF unlocking in 2003 compared to 2002. The combined effects of the net unlocking activities for DAC/PVIF and DFEL resulted in a reduction in income of $41.1 million, pre-tax, ($26.7 million after-tax).

Offsetting the favorable effects from the market was the recording of U.S. Federal income taxes in 2003. Prior to 2003, the segment was able to utilize excess foreign tax credits to offset the U.S. Federal tax liability. These tax credits were fully utilized in 2002, resulting in an effective tax rate of approximately 33.4% for 2003.

Outlook

Lincoln UK continues to focus on protecting and enhancing the value of its customer base as well as evaluating new sources of revenue. Since the realignment of its operations in 2000, we believe the segment has been successful in maintaining its existing customer base. Through the outsourcing of its administrative services to Capita Life & Pension Services Limited, a subsidiary of Capita Group Plc (“Capita”), the segment has been able to maintain efficient operations and effectively control costs. Although the use of the enhanced reversion to the mean process should lessen the impact of short-term volatility of the equity markets, the segment remains subject to volatility in the equity markets on fee income. In addition, the segment is sensitive to changes in the foreign currency exchange rate between the U.S. dollar and the British pound sterling. A significant increase in the value of the U.S. dollar relative to the British pound would have a significant adverse effect on the segment’s operating results.

The services provided to the segment under the Capita agreement are currently deemed to be exempt from value added tax (“VAT”), which is levied at the rate of 17.5%. In a recent ruling by the European Court of Justice regarding a similar arrangement involving a Dutch insurer, it was deemed that VAT should be applied to such an arrangement. The U.K. authorities are required to take note of this ruling in determining U.K. legislation. If the U.K. authorities amend U.K. legislation so that VAT applies to contracts, such as our arrangement with Capita, we estimate that we could have negative DAC unlocking of approximately $16 million, pre-tax ($10.4 million, after-tax) as future EGPs would be lower from the increased expense. In addition, the segment’s income from operations would be reduced by approximately $4 million, pre-tax ($2.6 million, after-tax) on an annual basis.

In return for agreeing to outsource its customer and policy administration functions to Capita, the agreement with Capita included payments that we could receive upon the achievement of certain contingencies. In the second quarter of 2004, we exercised our put options and recognized a gain of $10.1 million, pre-tax ($6.6 million, after-tax), in respect of the future contingent payments under this arrangement. In February 2005, we received an offer from Capita to settle in full the residual contingent payments under these options. We are evaluating the full settlement offer. We estimate that based on the current offer it would result in a gain of approximately $14.3 million, pre-tax ($9.3 million, after-tax). This would be reported as a realized gain and would not be included in the segment’s income from operations.

These estimates would be affected by changes in foreign currency exchange rates.

For additional factors that could cause actual results to differ materially from those set forth in this outlook section, see “Part I—Item 1—Risk Factors” and “Forward-looking Statements—Cautionary Language” above.

Other Operations

				Increase (Decrease)
Operating Summary for the Year Ended December 31 (in millions)	2004	2003	2002	2004	2003
Income (Loss) from Operations by Source:
LFA	$(17.8)	$(33.2)	$(31.4)	(46)%	6%
LFD	(23.7)	(33.4)	(35.2)	(29)%	(5)%
Financing costs	(60.2)	(56.7)	(43.0)	6%	32%
Other Corporate	(12.0)	(5.4)	3.5
Amortization of deferred gain on indemnity reinsurance	56.5	47.0	48.9

Loss from Operations	$(57.2)	$(81.7)	$(57.2)	(30)%	43%

Comparison of 2004 to 2003

LFA

LFA’s operating loss improved by $15.4 million for 2004 compared to 2003 due to expense management resulting from realignment activities initiated in 2003 and revenue growth. LFA generates revenue primarily from fees it receives for selling our products (“proprietary”) and products of other companies. The growth in revenue was a result of an increase in deposits in certain lines, with increases in 2004 for proprietary individual annuity deposits of 66% and proprietary mutual funds of 60%. Proprietary first year life insurance premiums through LFA decreased 6% in 2004, driven by a 12% decrease in universal life, whole life and term life insurance products, being partially offset by a 32% increase in variable life insurance products. Deposits into Delaware’s mutual funds through LFA were $218.0 million in 2004, an increase of 59% compared to 2003. Deposits into Delaware mutual funds through LFA represent approximately 11% of LFA’s total mutual fund deposits in 2004, approximately a 3% increase over 2003. LFA’s overall net revenue increased 7% in 2004. Net revenues are revenues received, primarily in compensation for the sale of a product or service, reduced by commissions owed to agents or brokers responsible for the sale or provision of service.

LFD

LFD’s operating loss for 2004 improved $9.7 million from 2003. The improvement was primarily a result of strong deposits in variable annuity and investment products and increased first year premium in retail life insurance. LFD’s revenues represent wholesaling allowances paid by our operating segments to LFD for distributing our products. Deposits into variable annuities were $6.0 billion, an increase of 105% over 2003. Deposits in both the Lincoln ChoicePlusSM and the American Legacy Variable Annuity products were key contributors to the variable annuity deposit growth in 2004. Deposits into mutual funds, managed accounts and 401(k) products distributed by LFD were $7.3 billion in 2004, an increase of 70% over 2003. First year premiums of retail life insurance products through LFD were $630.0 million, an increase of 7% over 2003. First year premium of COLI life insurance products were $74 million in 2004, down 41% from 2003. Improvements in both the number and quality of wholesalers, as well as favorable market conditions, contributed to the decrease in operating losses. Higher expenses, primarily associated with the continuing expansion of the wholesaling force, partially offset the favorable results from improved deposits and first year premiums.

Financing Costs

In 2004, interest expense on our debt increased as a result of the $200 million, 4.75% Notes due 2014 issued in February 2004, partially offset by lower interest rates and other changes made to our outstanding debt during 2004 and 2003, as described in “Review of Consolidated Financial Condition—Liquidity and Cash Flow—Sources of Liquidity and Cash Flow—Financial Derivatives.”

Amortization of Deferred Gain on Indemnity Reinsurance

Income from the amortization of the deferred gain includes an increase of $9.1 million resulting from an adjustment to the deferred gain in the third quarter of 2004 on the reinsurance business sold in 2001. The on-going impact on quarterly revenues is $1.2 million, pre-tax ($0.8 million after-tax).

Other Corporate

The operating loss in Other Corporate increased $6.6 million. The increase was due to higher costs associated with our realignment activities, expenses associated with litigation and other expenses. Partially offsetting these increased expenses was the $4.4 million reduction in Federal income tax expense related to a partial release of a deferred tax valuation allowance in our Barbados insurance company.

Comparison of 2003 to 2002

LFA

LFA’s operating loss in 2003 was $1.8 million higher than in 2002. The increased loss was attributable to higher operating expenses in 2003 relative to 2002. However, LFA experienced strong sales growth in all business lines in 2003.

LFD

LFD experienced a reduction in operating losses in 2003. However, included in LFD’s 2002 operating loss was expenses of $5.0 million resulting from a decision to expense previously deferred costs related to specific initiatives to expand life insurance sales. Excluding this expense, LFD’s net loss increased by $3.2 million in 2003. Expenses primarily associated with the expansion of the wholesaling force were the main contributor to the additional operating loss in 2003. Revenues generated from a 16% increase in retail first year premiums (43% increase in COLI), a 9% increase in variable annuity deposits and a 15% increase in investment product deposits partially offset the increase in expenses. As discussed within the Retirement segment, LFD did experience a 32% decrease in fixed annuity sales.

Financing Costs

Financing costs benefited in 2002 from investment income on the proceeds from the sale to Swiss Re. During 2002, the proceeds were used to repurchase stock and during the fourth quarter, the remaining proceeds were reinvested in our business segments. Excluding the investment income on the proceeds, our interest costs benefited from lower interest rates due to the changes made to our outstanding debt during 2003.

Other Corporate

Other Corporate’s operating loss increased $8.9 million in 2003 from 2002. The operating income in 2002 was the result of items that did not repeat in 2003. The operating loss in 2003 included costs associated with our realignment activities.

Outlook

Effective January 1, 2005, LFA changed its compensation structure for its planners. The new compensation model is designed to bring consistency in compensation and expense charges for all planners throughout LFA’s system. Although we believe that the new structure will be beneficial to us, our policyholders and our planners, if a significant number of financial advisers terminate their affiliation with us, it could have a negative impact on our sales and ability to retain existing in-force business. The success of the new structure is important in LFA’s ability to reduce its losses along with expanding the number of planners and the competitiveness of the products distributed through LFA, especially life insurance products. In 2005, we expect LFD to continue to focus on strengthening its strategic alliances and increasing the number and effectiveness of wholesalers across all distribution channels. The pace of wholesaler expansion has a direct impact on the results of LFD as new wholesalers generally do not reach efficient productivity until one to two years in the position.

For additional factors that could cause actual results to differ materially from those set forth in this outlook section, see “Part I—Item 1—Risk Factors” and “Forward-looking Statements—Cautionary Language” above.

CONSOLIDATED INVESTMENTS

The following table presents consolidated invested assets, net investment income and investment yield.

				Increase/ (Decrease)
December 31 (in billions)	2004	2003	2002	2004		2003
Total Consolidated Investments (at Fair Value)	$44.5	$42.8	$40.0	4%		7%
Average Invested Assets (at Amortized Cost)	43.2	41.0	38.8	5%		6%
Adjusted Net Investment Income (1)	2.7	2.6	2.6	4%		—%
Investment Yield (ratio of net investment income to average invested assets)	6.27%	6.45%	6.80%	(18	)bp	(35	)bp

Year ended December 31 (in millions)	2004	2003	2002
Items Included in Net Investment Income:
Limited partnership investment income (loss)	$24.2	$6.5	$(2.4)	272%		NM
Prepayment and makewhole premiums	31.7	12.8	7.8	148%		64%
Contingent interest	21.9	—	—	NM		NM

(1)	Includes tax-exempt income on a tax equivalent basis.

Investment Objective: Invested assets are an integral part of our operations. We follow a balanced approach of investment for both current income and prudent risk management, with an emphasis on generating sufficient current income to meet our obligations. This approach requires the evaluation of risk and expected return of each asset class utilized, while still meeting our income objectives. This approach also permits us to be more effective in our asset-liability management, since decisions can be made based upon both the economic and current investment income considerations affecting assets and liabilities.

Investment Portfolio Composition and Diversification: Fundamental to our investment policy is diversification across asset classes. Our investment portfolio, excluding cash and invested cash, is composed of fixed maturity securities, mortgage loans on real estate, real estate either wholly owned or in joint ventures and other long-term investments. We purchase investments for our segmented portfolios that have yield, duration and other characteristics that take into account the liabilities of the products being supported. The dominant investments held are fixed maturity securities available-for-sale, which represent approximately 78% of the investment portfolio. Trading securities, which are primarily fixed maturity securities, represent approximately 7.3% of the investment portfolio.

The total investment portfolio increased $1.7 billion in 2004 and $2.8 billion in 2003. The increase in 2004 was due to increases in fair value of securities available-for-sale and purchases of investments from the positive net flows generated by our business segments. The increase in 2003 was due to the purchase of investments from cash flow generated by the business units, positive net flows for fixed annuity and life insurance portfolios and the increase in market value of fixed maturity securities resulting from overall improvements in the credit markets.

The quality of our available-for-sale fixed maturity securities portfolio, as measured at fair value and by the percentage of fixed maturity securities invested in various ratings categories, relative to the entire available-for-sale fixed maturity security portfolio, as of December 31, 2004 and 2003, were as follows:

December 31 (in millions)		2004			2003
NAIC Designation	Rating Agency Equivalent Designation	Amortized Cost	Estimated Fair Value	% of Total	Amortized Cost	Estimated Fair Value	% of Total
1	AAA / AA / A	$20,283.2	$21,354.4	61.5%	$19,835.7	$20,952.5	63.9%
2	BBB	10,502.9	11,196.2	32.3%	8,879.3	9,552.1	29.2%
3	BB	1,350.1	1,403.0	4.0%	1,301.4	1,322.5	4.0%
4	B	476.0	503.0	1.4%	591.5	588.5	1.8%
5	CCC and lower	117.1	121.1	0.4%	167.5	159.3	0.5%
6	In or near default	86.1	122.9	0.4%	184.1	194.6	0.6%

		$32,815.4	$34,700.6	100.0%	$30,959.5	$32,769.5	100.0%

The NAIC assigns securities quality ratings and uniform valuations called “NAIC Designations” which are used by insurers when preparing their annual statements. The NAIC assigns designations to publicly-traded as well as privately-placed securities. The designations assigned by the NAIC range from class 1 to class 6, with designations in classes 1 and 2 generally considered investment grade.

As of December 31, 2004 and 2003, $2.2 billion, or 6.2%, and $2.3 billion, or 6.9%, respectively, of all fixed maturity securities available-for-sale were invested in below investment grade securities (NAIC designations 3 thru 6). This represents 4.8% and 5.3% of the total investment portfolio at December 31, 2004 and 2003, respectively. When viewed on a cost basis, below investment grade securities held at December 31, 2004 and 2003 represented 6.2% and 7.3%, respectively, of fixed maturity securities.

Fixed Maturity and Equity Securities Portfolios: Fixed maturity securities and equity securities consist of portfolios classified as available-for-sale and trading. Mortgage-backed and private securities are included in both available-for-sale and trading portfolios.

Available-for-Sale: Securities that are classified as “available-for-sale” make up 92% of our fixed maturity and equity securities portfolio. These securities are carried at fair value on our Consolidated Balance Sheets. Because the general intent of the “available-for-sale” accounting rules is to reflect shareholders’ equity as if unrealized gains and losses were actually recognized, it is necessary that we consider all related accounting adjustments that would occur upon such a hypothetical recognition of unrealized gains and losses. Such related balance sheet effects include adjustments to the balances of deferred acquisition costs, policyholder commitments and deferred income taxes. Adjustments to each of these balances are charged or credited to accumulated other comprehensive income. For instance, deferred acquisition costs are adjusted upon the recognition of unrealized gains or losses since the amortization of deferred acquisition costs is based upon an assumed emergence of gross profits on certain insurance business. In a similar manner, adjustments to the balances of policyholder reserves or commitments are made because we either have a contractual obligation or have a consistent historical practice of making allocations of investment gains or losses to certain policyholders. Deferred income tax balances are also adjusted, since unrealized gains or losses do not affect actual taxes currently paid. See Note 3 to the Consolidated Financial Statements for additional information on the gross unrealized gains and losses as of December 31, 2004 and 2003.

The fair value for all private securities was $4,831.8 million and $4,875.8 million at December 31, 2004 and 2003, respectively, representing 10.9% and 11.4% of total invested assets, respectively.

Trading Securities: During the fourth quarter of 2003, we reclassified fixed maturity and equity securities in designated portfolios that support modified coinsurance agreements (“Modco”) and coinsurance with funds withheld (“CFW”) reinsurance agreements from available-for-sale to trading. This was done in connection with the implementation of DIG B36, a new accounting pronouncement, which required the recording of an embedded derivative for these types of arrangements. Investment results for these portfolios, including gains and losses from sales, are passed directly to the reinsurers through the contractual terms of the reinsurance arrangements. Trading securities are carried at fair value and changes in fair value are recorded in net income as they occur. Offsetting these amounts are corresponding changes in the fair value of the embedded derivative liability associated with the underlying reinsurance arrangement. See “Accounting Pronouncements—Accounting for Modified Coinsurance” for more information.

Mortgage-Backed Securities: Our fixed maturity securities include mortgage-backed securities. The mortgage-backed securities included in our investment portfolio are subject to risks associated with variable prepayments. This may result in these securities having a different actual cash flow and maturity than expected at the time of purchase. Securities that have an amortized cost greater than par and are backed by mortgages that prepay faster than expected will incur a reduction in yield or a loss. Those securities with an amortized cost lower than par that prepay faster than expected will generate an increase in yield or a gain. In addition, we may incur reinvestment risks if market yields are lower than the book yields earned on the securities. Prepayments occurring slower than expected have the opposite impact. We may incur disinvestment risks if market yields are higher than the book yields earned on the securities and we are forced to sell the securities. The degree to which a security is susceptible to either gains or losses is influenced by 1) the difference between its amortized cost and par, 2) the relative sensitivity of the underlying mortgages backing the assets to prepayment in a changing interest rate environment and 3) the repayment priority of the securities in the overall securitization structure.

We limit the extent of our risk on mortgage-backed securities by prudently limiting exposure to the asset class, by generally avoiding the purchase of securities with a cost that significantly exceeds par, by purchasing securities backed by stable collateral, and by concentrating on securities with enhanced priority in their trust structure. Such securities with reduced risk typically have a lower yield (but higher liquidity) than higher-risk mortgage-backed securities. At selected times, higher-risk securities may be purchased if they do not compromise the safety of the general portfolio. At December 31, 2004, we did not have a significant amount of higher-risk mortgage-backed securities. There are negligible default risks in the mortgage-backed securities portfolio as a whole as the vast majority of the assets are either guaranteed by U.S. government-sponsored enterprises or are supported in the securitization structure by junior securities enabling the assets to achieve high investment grade status. See Note 3 to the Consolidated Financial Statements for additional detail about the underlying collateral.

Mortgage Loans on Real Estate and Real Estate:

The following summarizes key information on mortgage loans:

December 31 (in millions)	2004	2003
Total Portfolio (net of reserves)	$3,856.9	$4,195.0
Percentage of total investment portfolio	8.7%	9.8%
Percentage of investment by property type
Commercial office buildings	39.2%	39.3%
Retail stores	20.2%	22.1%
Industrial buildings	17.9%	17.8%
Apartments	11.6%	10.4%
Hotels/motels	7.1%	6.7%
Other	4.0%	3.7%

Impaired mortgage loans	$84.0	$120.2
Impaired mortgage loans as a percentage of total mortgage loans	2.2%	2.9%
Restructured loans in good standing	$69.5	$63.6
Reserve for mortgage loans	$15.5	$17.5

In addition to the dispersion by property type, the mortgage loan portfolio is geographically diversified throughout the United States. However, mortgage loans on real estate in California and Texas accounted for approximately 27% of the total carrying value of mortgage loans at December 31, 2004.

While impaired mortgage loans, as a percentage of total mortgage loans, had deteriorated between 2002 and 2003 as a result of increased credit losses in the sectors noted above, there has been a slight improvement in this percentage during 2004 as the overall improvement in the credit markets has carried over to improvements in the credit quality of mortgage loan tenants. This percentage was 2.2%, 2.9%, and 1.7% as of December 31, 2004, 2003 and 2002, respectively. All commercial mortgage loans in the portfolio are current in principal and interest payments. See Note 3 to the Consolidated Financial Statements for additional detail regarding impaired mortgage loans.

Limited Partnership Investments: As of December 31, 2004 and 2003, there were $270.6 million and $259.8 million, respectively, of limited partnership investments included in consolidated investments. These include investments in approximately 51 different partnerships that allow us to gain exposure to a broadly diversified portfolio of asset classes such as venture capital, hedge funds, and oil and gas. They are generally fairly large partnerships with several third-party partners. These partnerships do not represent off-balance sheet financing. Select partnerships contain “capital calls” which require us to contribute capital upon notification by the general partner. These capital calls are contemplated during the initial investment decision and are planned for well in advance of the call date. The capital calls are not material in size and pose no threat to our liquidity. The capital calls are included on the table of contingent commitments on page 92. Limited partnership investments are accounted for using the equity method of accounting and the majority of these investments are included in other investments in the Consolidated Balance Sheets.

Net Investment Income: Net investment income increased in 2004 compared to 2003. Excluding contingent interest and commercial mortgage loan prepayment and bond makewhole premiums, the favorable effect of asset growth from net flows was more than offset by a declining portfolio yield. The decline was due to lower interest rates on new securities purchased to replace matured securities and new securities purchased from net product deposits into the portfolio. Net investment income increased slightly in 2003 when compared to 2002. The favorable effects of asset growth from net flows, partnership income and prepayment and makewhole premiums were substantially offset by a declining portfolio yield, due to lower interest rates on new securities purchased as assets matured and net product sales flowed into the portfolio.

The following discussion addresses our invested assets excluding trading account securities. As discussed above, investment results attributable to the trading securities are passed directly to the reinsurers under the terms of the reinsurance arrangements.

Realized Gains and Losses on Investments and Derivative Instruments: We had net pre-tax realized losses on investments and derivatives of $57.2 million, $19.2 million and $271.5 million in 2004, 2003 and 2002, respectively. Prior to the amortization of acquisition costs, provision for policyholder commitments and investment expenses, pre-tax realized gains, net of losses were $1.8 million in 2004 and losses, net of gains, were $(7.4) million and $(401.5) million in 2003 and 2002, respectively.

The gross realized gains on fixed maturity and equity securities were $136.1 million, $364.5 million and $181.2 million, in 2004, 2003 and 2002, respectively. Gross realized losses on fixed maturity and equity securities were $123.3 million, $396.8 million and $609.9 million, respectively. Included within losses for fixed maturities and equity securities are write-downs for impairments of $67.9 million, $252.8 million and $321.5 million in 2004, 2003 and 2002, respectively.

While losses from sales and impairments occurred in a number of sectors, approximately 36.4% of gross realized losses for 2004 were attributable to the airline sector. Overcapacity in the market, labor issues and high fuel costs plagued the legacy domestic airlines throughout 2004. As a result of the continued deterioration in the sector, these securities were written down. Later in 2004, some of the previously impaired securities were sold for a gain.

We consider economic factors and circumstances within countries and industries where recent write-downs have occurred in our assessment of the status of securities we own of similarly situated issuers. While it is possible for realized or unrealized losses on a particular investment to affect other investments, our risk management has been designed to identify correlation risks and other risks inherent in managing an investment portfolio. Once identified, strategies and procedures are developed to effectively monitor and manage these risks. The areas of risk correlation that our investment management group pays particular attention to are risks that may be correlated within specific financial and business markets, risks within specific industries and risks associated with related parties.

Unrealized Gains and Losses—Available-for-Sale Securities: At December 31, 2004 and 2003, gross unrealized gains on securities available-for-sale were $2,035.8 million and $2,054.4 million, respectively, and gross unrealized losses on securities available-for-sale were $135.3 million and $218.8 million, respectively. At December 31, 2004, gross unrealized gains and losses on fixed maturity securities available-for-sale were $2,020.0 million and $134.8 million, respectively, and gross unrealized gains and losses on equity securities available-for-sale were $15.8 million and $0.5 million, respectively. At December 31, 2003, gross unrealized gains and losses on fixed maturity securities available-for-sale were $2,027.1 million and $217.1 million, respectively, and gross unrealized gains and losses on equity securities available-for-sale were $27.3 million and $1.7 million, respectively. Changes in unrealized gains and losses can be attributed to changes in interest rates and credit spreads, which have created temporary price fluctuations.

Where detailed analysis by our credit analysts and investment portfolio managers leads to the conclusion that a security’s decline in fair value is other than temporary, the security is written down to fair value. In instances where declines are considered temporary, the security will continue to be carefully monitored. See “Critical Accounting Policies—Investments—Write-downs for Other-Than Temporary Impairments and Allowance for Losses” for additional information.

The following information is applicable to unrealized loss securities that were subject to enhanced analysis and monitoring processes as of the relevant balance sheet date. In viewing this information, it is important to realize that we continuously review and update the status of our investment portfolios. Accordingly, the information presented below relates to the status of securities that were being monitored at a particular point in time, and may not be indicative of the status of our investment portfolios subsequent to the balance sheet date. Further, since the timing of the recognition of realized investment gains and losses through the selection of which securities are sold is largely at management’s discretion, it is important to consider the information provided below within the context of the overall unrealized gain or loss position of our investment portfolios. These are important considerations that should be included in any evaluation of the potential impact of unrealized loss securities upon our future earnings. We had an overall net unrealized gain (after the amortization of acquisition costs, provision for policyholder commitments, investment expenses and taxes) on securities available-for-sale under FAS 115 of $822.9 million and $793.1 million at December 31, 2004 and 2003, respectively.

For publicly-traded and private securities that we held at December 31, 2004 and 2003 that were subject to enhanced analysis and monitoring for potential changes in unrealized loss status, the fair value, amortized cost, unrealized loss and total time period that the security has been in an unrealized loss position are presented in the table below.

(000s omitted)	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
2004
≤90 days	$1,610	1.4%	$1,640	1.2%	$(30)	0.2%
> 90 days but ≤ 180 days	—	—	—	—	—	—
> 180 days but ≤ 270 days	3,604	3.1%	3,640	2.7%	(36)	0.2%
> 270 days but ≤ 1 year	2,967	2.5%	3,319	2.5%	(352)	2.1%
> 1 year	109,039	93.0%	125,029	93.6%	(15,990)	97.5%

Total	$117,220	100.0%	$133,628	100.0%	$(16,408)	100.0%

2003
≤ 90 days	$6,089	3.1%	$6,606	2.9%	$(518)	1.5%
> 90 days but ≤ 180 days	39,887	20.4%	43,328	18.8%	(3,441)	9.9%
> 180 days but ≤ 270 days	6,550	3.3%	6,751	2.9%	(201)	0.6%
> 270 days but ≤ 1 year	20,280	10.4%	22,066	9.6%	(1,786)	5.1%
> 1 year	123,036	62.8%	151,811	65.8%	(28,774)	82.9%

Total	$195,842	100.0%	$230,562	100.0%	$(34,720)	100.0%

For total publicly traded and private securities that we held at December 31, 2004 and 2003 that were in unrealized loss status, the fair value, amortized cost, unrealized loss and total time period that the security has been in an unrealized loss position are presented in the table below.

(000s omitted)	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
2004
≤ 90 days	$2,314,880	44.3%	$2,331,264	43.5%	$(16,384)	12.1%
> 90 days but ≤ 180 days	344,550	6.6%	351,258	6.5%	(6,708)	5.0%
> 180 days but ≤ 270 days	1,122,901	21.5%	1,151,561	21.5%	(28,660)	21.2%
> 270 days but ≤ 1 year	206,015	3.9%	211,031	3.9%	(5,016)	3.7%
> 1 year	1,238,750	23.7%	1,317,290	24.6%	(78,540)	58.0%

Total	$5,227,096	100.0%	$5,362,404	100.0%	$(135,308)	100.0%

2003
≤ 90 days	$1,975,203	39.8%	$1,995,639	38.5%	$(20,436)	9.3%
> 90 days but ≤ 180 days	1,342,624	27.1%	1,382,841	26.7%	(40,217)	18.4%
> 180 days but ≤ 270 days	536,887	10.8%	565,322	10.9%	(28,435)	13.0%
> 270 days but ≤ 1 year	148,057	3.0%	153,286	3.0%	(5,229)	2.4%
> 1 year	957,206	19.3%	1,081,730	20.9%	(124,524)	56.9%

Total	$4,959,977	100.0%	$5,178,818	100.0%	$(218,841)	100.0%

We have no concentrations of issuers or guarantors of fixed maturity and equity securities. The composition by industry categories of securities subject to enhanced analysis and monitoring for potential changes in unrealized loss status, that we held at December 31, 2004 and 2003 is presented in the table below.

(000’s omitted)	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
2004
Airlines	$58,524	49.9%	$66,402	49.7%	$(7,878)	48.0%
Chemicals	22,540	19.2%	26,994	20.2%	(4,454)	27.1%
Asset-backed securities (“ABS”)	18,816	16.1%	20,990	15.7%	(2,174)	13.3%
Media—Cable	15,730	13.4%	17,602	13.2%	(1,872)	11.4%
Commercial mortgage backed securities (“CMBS”)	1,581	1.4%	1,600	1.2%	(19)	0.1%
Independent	29	—	40	—	(11)	0.1%

Total	$117,220	100.0%	$133,628	100.0%	$(16,408)	100.0%

2003
Airlines	$30,014	15.2%	$39,369	17.2%	$(9,356)	26.9%
Electric Power	56,707	29.0%	65,509	28.4%	(8,802)	25.4%
ABS	56,007	28.6%	62,828	27.2%	(6,821)	19.6%
Chemicals	20,245	10.3%	26,994	11.7%	(6,749)	19.4%
Media—Cable	17,934	9.2%	19,932	8.6%	(1,998)	5.8%
Industrial—Other	6,783	3.5%	7,295	3.2%	(513)	1.5%
Finance—Companies	4,415	2.3%	4,683	2.0%	(268)	0.8%
CMBS	3,737	1.9%	3,952	1.7%	(213)	0.6%

Total	$195,842	100.0%	$230,562	100.0%	$(34,720)	100.0%

The composition by industry categories of all securities in unrealized loss status, which we held at December 31, 2004 is presented in the table below.

(000s omitted)	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
Banking	$599,459	11.5%	$613,468	11.4%	$(14,009)	10.4%
Automotive	139,332	2.7%	152,881	2.9%	(13,549)	10.0%
Airlines	98,007	1.9%	109,194	2.0%	(11,187)	8.3%
ABS	393,611	7.5%	404,099	7.5%	(10,488)	7.8%
CMBS	327,898	6.3%	338,076	6.3%	(10,178)	7.5%
Collateralized mortgage obligations (“CMO”)	519,933	9.9%	528,193	9.9%	(8,260)	6.1%
Electric Power	388,089	7.4%	394,255	7.4%	(6,166)	4.6%
Entertainment	183,468	3.5%	188,858	3.5%	(5,390)	4.0%
Chemicals	48,020	0.9%	53,401	1.0%	(5,381)	4.0%
Retailers	102,135	2.0%	107,056	2.0%	(4,921)	3.6%
Media—Non-cable	76,212	1.5%	80,394	1.5%	(4,182)	3.1%
Food and Beverage	157,649	3.0%	161,770	3.0%	(4,121)	3.1%
Technology	127,342	2.4%	130,233	2.4%	(2,891)	2.1%
Consumer Products	78,887	1.5%	81,682	1.5%	(2,795)	2.1%
Industrial—Other	28,393	0.5%	30,893	0.6%	(2,500)	1.8%
Property & Casualty insurers (“P&C”)	158,666	3.0%	161,077	3.0%	(2,411)	1.8%
Media—Cable	20,667	0.4%	22,776	0.4%	(2,109)	1.6%
Foreign Local Governments	76,334	1.5%	78,279	1.5%	(1,945)	1.4%
Captive	18,060	0.3%	19,885	0.4%	(1,825)	1.3%
Government	36,467	0.7%	38,225	0.7%	(1,758)	1.3%
Municipal	80,227	1.5%	81,763	1.5%	(1,536)	1.1%
Wirelines	123,982	2.4%	125,452	2.3%	(1,470)	1.1%
Transportation Services	46,336	0.9%	47,726	0.9%	(1,390)	1.0%
Pipelines	88,139	1.7%	89,389	1.7%	(1,250)	0.9%
Industries with U/R Losses < $1MM	1,309,783	25.1%	1,323,379	24.7%	(13,596)	10.0%

Total	$5,227,096	100.0%	$5,362,404	100.0%	$(135,308)	100.0%

The composition by industry categories of all securities in unrealized loss status that we held at December 31, 2003 is presented in the table below.

(000’s omitted)	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
Airlines	$185,821	3.7%	$218,222	4.2%	$(32,401)	14.8%
ABS	589,787	11.9%	619,188	11.9%	(29,401)	13.4%
Electric Power	379,160	7.6%	399,330	7.7%	(20,170)	9.2%
Banking	549,785	11.1%	565,864	10.9%	(16,079)	7.3%
Sovereigns	275,603	5.6%	290,396	5.6%	(14,793)	6.8%
CMBS	200,622	4.0%	213,970	4.1%	(13,348)	6.1%
CMO	604,074	12.2%	613,065	11.8%	(8,991)	4.1%
Automotive	62,303	1.3%	71,086	1.4%	(8,783)	4.0%
Chemicals	78,404	1.6%	87,063	1.7%	(8,659)	4.0%
Retailers	117,362	2.4%	125,740	2.4%	(8,378)	3.8%
Transportation Services	41,707	0.8%	47,895	0.9%	(6,188)	2.8%
Industrial—Other	27,902	0.6%	33,035	0.6%	(5,133)	2.3%
Food and Beverage	151,571	3.1%	155,587	3.0%	(4,016)	1.8%
Consumer Products	83,027	1.7%	86,474	1.7%	(3,447)	1.6%
Technology	84,777	1.7%	87,773	1.7%	(2,996)	1.4%
Metals and Mining	46,879	0.9%	49,591	1.0%	(2,712)	1.2%
P&C	95,622	1.9%	97,920	1.9%	(2,298)	1.1%
Media—Cable	28,155	0.6%	30,317	0.6%	(2,162)	1.0%
Pipelines	45,047	0.9%	46,910	0.9%	(1,863)	0.9%
Wirelines	104,662	2.1%	106,493	2.1%	(1,831)	0.8%
Non-Captive Consumer	38,915	0.8%	40,150	0.8%	(1,235)	0.6%
Captive	18,676	0.4%	19,877	0.4%	(1,201)	0.5%
Mortgage	11,924	0.2%	12,986	0.3%	(1,062)	0.5%
Industries with U/R Losses < $1MM	856,196	17.3%	868,853	16.8%	(12,657)	5.8%
Lincoln UK Fixed Maturity Securities	277,772	5.6%	285,701	5.5%	(7,929)	3.6%
Lincoln UK Equity Securities*	4,224	0.1%	5,332	0.1%	(1,108)	0.5%

Total	$4,959,977	100.0%	$5,178,818	100.0%	$(218,841)	100.0%

*	The unrealized losses for Lincoln UK Equity Securities are primarily related to participation policies in the Lincoln UK segment. Gains and losses on securities supporting this business are credited to the policyholder when incurred and do not affect our net income.

Unrealized Loss on All Below-Investment-Grade Available-for-Sale Fixed Maturity Securities: Gross unrealized losses on all available-for-sale below-investment-grade securities were $36.1 million at December 31, 2004, representing 26.7% of total gross unrealized losses on all available-for-sale securities. Generally, below-investment-grade fixed maturity securities are more likely than investment-grade securities to develop credit concerns. The remaining $99.2 million or 73.3% of the gross unrealized losses relate to investment grade available-for-sale securities. The ratios of market value to amortized cost reflected in the table below are not necessarily indicative of the market value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of these ratios subsequent to December 31, 2004.

For fixed maturity securities that we held at December 31, 2004 and 2003 that are below investment grade and in an unrealized loss position, the fair value, amortized cost, unrealized loss and the ratios of market value to amortized cost are presented in the table below (000s omitted).

2004

Aging Category	Ratio of Amortized Cost to Fair Value	Fair Value	Amortized Cost	Unrealized Loss
<=90 days	70% to 100%	$68,560	$69,205	$(645)
	40% to 70%	397	961	(564)
	Below 40%	—	—	—

<=90 days Total		68,957	70,166	(1,209)

>90 days but <=180 days	70% to 100%	44,493	45,728	(1,235)
	40% to 70%	—	—	—
	Below 40%	—	—	—

>90 days but <=180 days Total		44,493	45,728	(1,235)

>180 days but <=270 days	70% to 100%	87,212	91,425	(4,213)
	40% to 70%	—	—	—
	Below 40%	—	—	—

>180 days but <=270 days Total		87,212	91,425	(4,213)

>270 days but <=1 year	70% to 100%	8,204	8,753	(549)
	40% to 70%	—	—	—
	Below 40%	—	—	—

>270 days but <=1 year Total		8,204	8,753	(549)

>1 year	70% to 100%	251,291	279,905	(28,614)
	40% to 70%	—	—	—
	Below 40%	99	339	(240)

>1 year Total		251,390	280,244	(28,854)

Total Below-Investment-Grade		$460,256	$496,316	$(36,060)

2003

Aging Category	Ratio of Amortized Cost to Fair Value	Fair Value	Amortized Cost	Unrealized Loss
<=90 days	70% to 100%	$62,336	$63,181	$(845)
	40% to 70%	—	—	—
	Below 40%	—	—	—

<=90 days Total		62,336	63,181	(845)

>90 days but <=180 days	70% to 100%	119,444	124,352	(4,908)
	40% to 70%	—	—	—
	Below 40%	—	3	(3)

>90 days but <=180 days Total		119,444	124,355	(4,911)

>180 days but <=270 days	70% to 100%	87,256	95,425	(8,169)
	40% to 70%	—	—	—
	Below 40%	—	—	—

>180 days but <=270 days Total		87,256	95,425	(8,169)

>270 days but <=1 year	70% to 100%	58,407	60,231	(1,824)
	40% to 70%	—	—	—
	Below 40%	—	—	—

>270 days but <=1 year Total		58,407	60,231	(1,824)

>1 year	70% to 100%	421,959	481,338	(59,379)
	40% to 70%	15,907	26,732	(10,825)
	Below 40%	42	107	(65)

>1 year Total		437,908	508,177	(70,269)

Total Below-Investment-Grade		$765,351	$851,369	$(86,018)

At December 31, 2004 and 2003, less than 5.8% and 34.6%, respectively, of the publicly-traded and private securities held that were subject to enhanced analysis and monitoring for potential changes in unrealized loss status were rated as investment grade. At December 31, 2004, the range of maturity dates for these securities varies, with about 19.4% of these securities maturing between 5 and 10 years, about 43.3% maturing in greater than 10 years and the remaining securities maturing in less than 5 years. At December 31, 2004 and 2003, 91.2% and 84.4%, respectively, of total publicly-traded and private securities in unrealized loss status were rated as investment grade. At December 31, 2004, the range of maturity dates for these securities varies, with about 30% maturing between 5 and 10 years, 46% maturing after 10 years and the remaining securities maturing in less than 5 years. At December 31, 2003, the range of maturity dates for total publicly traded and private securities in unrealized loss status varies, with about 26.0% maturing between 5 and 10 years, 56.3% maturing after 10 years and the remaining securities maturing in less than 5 years. See Note 3 to the Consolidated Financial Statements for ratings and maturity date information for our fixed maturity investment portfolio.

As of December 31, 2004, gross unrealized losses, including assets held by Lincoln UK, totaled $135.3 million, a 38% improvement over gross unrealized losses of $218.8 million at December 31, 2003. This improvement occurred as a result of the sustained rally in the credit markets that began in 2003 and extended through 2004. As of December 31, 2004, only two sectors, banking and automotive, represented 10% or more of our gross unrealized losses. We expect an ultimate recovery of full principal and interest of our securities with unrealized losses. Our view of risk factors at December 31, 2004, with respect to these industries, is presented below.

The securities in the banking sector ended 2004 with a gross unrealized loss of $14.0 million, representing 10.4% of our total gross unrealized loss. Most of the unrealized losses in this sector are due to changes in interest rates. The majority of banking securities with unrealized losses were purchased in the years 2002-2004 when the overall level of Treasury rates was lower than at the end of 2004.

The automotive sector represented 10.0% of our gross unrealized loss at December 31, 2004. The Big 3 auto manufacturers have experienced pressure throughout 2004 from overseas manufacturers. Pension issues, declining market share and higher commodity pricing all contributed to spread widening in the sector. Our automotive holdings are made up of both coupon-bearing and zero-coupon instruments. Unrealized losses on zero-coupon bonds made up 67.1% of the total automotive gross unrealized loss. Market prices on zero-coupon bonds are more sensitive to spread changes than coupon-bearing bonds.

Unrealized Loss on Fixed Maturity Securities Available-for-Sale in Excess of $10 million: At December 31, 2004, we held no fixed maturity securities available-for-sale with gross unrealized losses of $10 million, or greater. At December 31, 2003, we had one security, a U.S. based international airline, which had an unrealized loss of $12.4 million. This security had amortized cost of $62.5 million and was in a loss position greater than one year.

The information presented above is subject to rapidly changing conditions. As such, we expect that the level of securities with overall unrealized losses will fluctuate, as will the level of unrealized loss securities that are subject to enhanced analysis and monitoring. The recent volatility of financial market conditions has resulted in increased recognition of both investment gains and losses, as portfolio risks are adjusted through sales and purchases. As discussed below, this is consistent with our classification of our investment portfolios as available-for-sale.

During the years ended December 31, 2004 and 2003, we sold securities at gains and losses. As discussed earlier, in the process of evaluating whether a security with an unrealized loss reflects declines that are other than temporary, we consider our ability and intent to hold the security until its value recovers. However, subsequent decisions on securities sales are made within the context of overall risk monitoring, assessing value relative to other comparable securities and overall portfolio maintenance. Although our portfolio managers may, at a given point in time, believe that the preferred course of action is to hold securities with unrealized losses that are considered temporary until such losses are recovered, the dynamic nature of portfolio management may result in a subsequent decision to sell. These subsequent decisions are consistent with the classification of our investment portfolio as available-for-sale. In the future, we expect to continue to manage all non-trading invested assets within our portfolios in a manner that is consistent with the available-for-sale classification.

REINSURANCE

Our insurance companies cede insurance to other companies. The portion of risks exceeding each company’s retention limit is reinsured with other insurers. We seek reinsurance coverage within the businesses that sell life insurance to limit our liabilities. As of December 31, 2002, our retention policy was to retain no more than $10 million on a single insured life. Beginning in 2003, the retention policy was changed to limit retention on new sales to $5 million. Portions of our deferred annuity business have been reinsured on a Modco basis with other companies to limit our exposure to interest rate risks. At December 31, 2004, the reserves associated with these reinsurance arrangements totaled $2.3 billion. To cover products other than life insurance, we acquire other insurance coverages with retentions and limits that management believes are appropriate for the circumstances. The accompanying financial statements reflect premiums, benefits and deferred acquisition costs, net of insurance ceded. See “Part I—Item 1—Risk Factors” and “Forward-looking Statements—Cautionary Language” and Note 5 to the Consolidated Financial Statements for further information. Our insurance companies remain liable if their reinsurers are unable to meet contractual obligations under applicable reinsurance agreements.

Our Consolidated Balance Sheet includes an asset for amounts recoverable from reinsurers, which represents receivables from and reserves ceded to reinsurers. At December 31, 2004, the amounts recoverable from reinsurers were $7.1 billion. We obtain reinsurance from a diverse group of reinsurers and we monitor concentration, as well as financial strength ratings of our principal reinsurers. Our principal reinsurers are strongly-rated companies, with Swiss Re representing the largest exposure. We sold our reinsurance segment to Swiss Re through an indemnity reinsurance arrangement in 2001. Because we are not relieved of our liability to the ceding companies for this business, the liabilities and obligations associated with the reinsured contracts remain on our Consolidated Balance Sheet with a corresponding reinsurance receivable from the business sold to Swiss Re, which totaled $4.4 billion at December 31, 2004. During 2004, Swiss Re funded a trust for $2.0 billion to support this business. In addition to various remedies that we would have in the event of a default by Swiss Re, we continue to hold assets in support of certain of the transferred reserves. These assets primarily consist of those reported as trading securities and certain mortgage loans. Our funds withheld and embedded derivative liabilities at December 31, 2004, included $1.9 billion and $0.3 billion, respectively, related to the business reinsured by Swiss Re.

REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Liquidity and Capital Resources

Liquidity refers to the ability of an enterprise to generate adequate amounts of cash from its normal operations to meet cash requirements with a prudent margin of safety. Our principal sources of cash flow from operating activities are insurance and investment advisory fees and investment income, while investing cash flows originate from maturities and sales of invested assets. We use cash to pay policy claims and benefits, operating expenses, commissions, taxes, to purchase new investments, pay dividends to our shareholders and to repurchase our stock. The Consolidated Statements of Cash Flows on page 119 indicate that operating activities provided cash of $1.1 billion, $1.0 billion and $0.5 billion in 2004, 2003 and 2002, respectively. This statement also classifies the other sources and uses of cash by investing activities and financing activities and discloses the amount of cash available at the end of the year to meet our obligations.

When considering our liquidity and cash flow it is important to distinguish between the needs of our insurance subsidiaries, including The Lincoln National Life Insurance Company (“LNL”), our principal insurance subsidiary, and the needs of the holding company, LNC. As a holding company with no operations of its own, LNC derives its cash primarily from its operating subsidiaries.

The liquidity resources of the holding company are principally comprised of dividends and interest payments from subsidiaries augmented by holding company short-term investments, bank lines of credit, a commercial paper program, and the ongoing availability of long-term financing under an SEC shelf registration. These sources of liquidity and cash flow support the general corporate needs of the holding company including its common stock dividends, interest and debt service, funding of callable securities, securities repurchases, and acquisitions.

Sources of Liquidity and Cash Flow

The following table summarizes the primary sources of holding company cash flow. The table focuses on significant and recurring cash flow items and excludes the effects of certain financing activities, namely the periodic issuance and retirement of debt and cash flows related to our intercompany cash management account. Taxes have been eliminated from the analysis due to a tax sharing agreement among our primary subsidiaries resulting in a modest impact on net cash flows at the holding company. Also excluded from this analysis is the modest amount of investment income on short-term investments of the holding company. See “Part IV—Item 15(a)(2) Financial Statement Schedules—Schedule II—LNC Parent Company Only Statement of Cash Flows” in this Form 10-K for the parent company cash flow statement.

(in millions)	2004	2003	2002
Dividends from Subsidiaries
LNL	$150.0	$200.0	$710.0
Delaware Investments	59.0	51.0	36.0
Lincoln UK	28.9	—	—
Other	1.0	—	—
Subsidiary Loan Repayments & Interest
LNL Interest on Surplus Notes (1)	78.0	78.0	78.0
Lincoln UK	39.3	112.7	18.5

	$356.2	$441.7	$842.5

Other Cash Flow and Liquidity Items
Dividend of proceeds from sale of DIAL	$141.5	$—	$—
Variable annuity contract withdrawal	65.4	—	—
Return of seed capital	33.4	6.0	—
Net capital received from stock option exercises	77.5	22.2	82.2

	$317.8	$28.2	$82.2

(1)	Represents interest on the holding company’s $1.25 billion in surplus note investments in LNL.

Subsidiaries

Because of the interval of time from receipt of deposits or premiums until payment of benefits or claims, LNL and other insurers employ investment portfolios as an integral element of operations. By segmenting its investment portfolios along product lines, LNL enhances the focus and discipline it can apply to managing the liquidity, as well as the interest rate and credit risk of each portfolio commensurate with the profile of the related product liabilities. For example, portfolios backing products with less certain cash flows and/or withdrawal provisions are generally kept more liquid than portfolios backing products with more predictable cash flows. LNL monitors its liquidity position via weekly conference calls between the product actuaries and investment portfolio managers. Additionally, the liquidity position and liquidity targets by portfolio are reviewed on a regular basis by our Asset-Liability Committee. The Committee includes our actuarial and asset management professionals and is chaired by LNL’s Appointed Actuary. The Committee utilizes various measures of liquidity, including liquidity ratios (measure of liquid assets to liquid liabilities) and more comprehensive liquidity studies, to monitor the insurance company’s liquidity at specific points in time. LNL sets target levels for each of these measures consistent with current ratings. Quarterly, LNL computes the estimated rating agency measures versus targets and reviews potential action steps as needed.

The asset-liability management process is more concentrated within the annuity blocks of business given market-sensitive liabilities. The retail and employer-sponsored orientation of our core products reduces liquidity risk as liabilities tend to be less sensitive to movements in the markets. We do not manufacture or distribute institutional spread products, such as guaranteed investment contracts, the direct sale of funding agreements or the issuance of medium term notes secured by insurance company funding agreements.

Capital considerations for LNL are impacted by factors influencing LNL’s risk-based capital and statutory earnings performance. The most common measure of risk-based capital (“RBC”) is the NAIC RBC formula. The NAIC RBC formula requires a company to hold minimum capital against the quality and liquidity of assets, insurance risk, interest rate risk, and general business risk. LNL currently targets a NAIC RBC ratio of three-times the NAIC’s defined Company Action Level. The Company Action Level is the minimum level of capital required before necessitating a plan of action filed with the regulators. We believe LNL’s target is consistent with maintaining or increasing LNL’s current financial strength ratings. We monitor RBC and other key financial ratio targets as the company’s risk profile, environmental conditions, and/or rating agency views of industry risk change. In addition, merger and acquisition activity may give rise to short-term fluctuations in RBC and other key financial ratios. At December 31, 2004, LNL’s reported NAIC RBC was 338% of Company Action Level. For further information on RBC ratios, see “Part I—Item 1 -Business—Regulatory Matters—Risk-Based Capital.”

In addition, our insurance subsidiaries are subject to certain insurance department regulatory restrictions as to the transfer of funds and payment of dividends to the holding company. Under Indiana laws and regulations, our Indiana insurance subsidiaries, including our primary insurance subsidiary, LNL, may pay dividends to LNC only from earned surplus, without prior approval of the Indiana Insurance Commissioner, or must receive prior approval of the Indiana Insurance Commissioner to pay a dividend if such dividend, along with all other dividends paid within the preceding twelve consecutive months, would exceed the statutory limitation. The current statutory limitation is the greater of (i) 10% of the insurer’s policyholders’ surplus, as shown on its last annual statement on file with the Indiana Insurance Commissioner or (ii) the insurer’s statutory net gain for the previous twelve months, but in no event to exceed statutory earned surplus. Indiana law gives the Indiana Insurance Commissioner broad discretion to disapprove requests for dividends in excess of these limits. However, as discussed in Note 8 to the Consolidated Financial Statements, the acquisition of two blocks of business in 1998 resulted in negative statutory earned surplus for LNL, which triggered certain approval requirements in order for LNL to declare and pay dividends to the holding company. As a result of negative earned surplus, LNL was required to obtain the prior approval of the Commissioner before paying any dividends to the holding company until its statutory earned surplus became positive in 2003.

It is important to note that, regardless of the particular state regulations, we take into account the overall health of the business, capital quality, and business and environmental risk in determining statutory dividend strategy.

2005 LNL Dividend Capacity: Provided that earned surplus is positive (after giving effect for the dividend request), the cumulative total of all dividends paid in the past 12 months cannot exceed the greater of 10% of Statutory Capital and Surplus (LNL capital and surplus was $3.0 billion at December 31, 2004) or statutory net gain for the previous year-end (2004 statutory net gain was $181.3 million for LNL). LNL had positive earned surplus of $230.0 million at December 31, 2004. Based upon anticipated on-going positive statutory net gain and stable credit markets, LNL expects to be able to pay up to $296.1 million in dividends to LNC in 2005 without prior approval from the Commissioner. This represents 10% of LNL’s Statutory Capital and Surplus at December 31, 2004. LNL continues to qualify for the “ordinary dividend” process with the Indiana Department of Insurance (“IDOI”) requiring only notification of dividend payments and not requiring formal approval for the dividend.

2004 LNL Dividends: Statutory earned surplus was positive at December 31, 2003, and LNL’s 2004 dividends of $150 million did not require prior approval.

2003 LNL Dividends: During 2003, LNL had to receive prior approval from the IDOI to pay dividends as a result of having negative statutory earned surplus. LNL paid dividends of $200 million to LNC. The dividends were classified as a reduction to paid-in-capital. Statutory earnings for 2003, together with a reduced dividend payment, resulted in a positive earned surplus position at December 31, 2003.

2002 LNL Dividends: LNL paid dividends of $710 million to LNC in the second quarter of 2002. These distributions were made in two installments. As both installments exceeded the standard limitation noted above, a special request was made for each payment and each was approved by the IDOI. Both distributions represented a portion of the proceeds received from the indemnity reinsurance transaction with Swiss Re. As a result of the payment of these dividends and net statutory losses generated in 2002, LNL’s statutory earned surplus was negative at December 31, 2002.

Under prior Federal income tax law, one-half of the excess of a life insurance company’s income from operations over its taxable investment income was not taxed, but was set aside in a special tax account designated as “Policyholders’ Surplus.” At December 31, 2004, LNC has approximately $200.7 million of untaxed “Policyholders’ Surplus” on which no payment of Federal income taxes will be required unless it is distributed as a dividend, or under other specified conditions. On October 23, 2004, President Bush signed into law the “American Jobs Creation Act of 2004.” Beginning January 1, 2005 through December 31, 2006, the additional tax imposed on distributions from the special tax account, Policyholders Surplus, is suspended. In addition, the statute provides that distributions made during the two-year suspension period will first reduce the Policyholders Surplus account balance. As a result, we believe that our dividend activity will be sufficient to eliminate the account balance during the suspension period.

As a result of being an accredited reinsurer in New York, LNL is also an authorized insurer in the state of New York. As such, LNL is subject to the regulatory requirements imposed by New York on authorized insurers. One such requirement is that LNL must report to New York its reserves based on New York reserving regulations, which are generally more conservative than those of Indiana, thus reducing LNL’s total adjusted capital as reported to New York. See “Part I—Item 1—Business—Regulatory—Restrictions on Subsidiaries’ Dividends and Other Payments Regulatory Matters” for further information.

Lincoln UK’s operations consist primarily of unit-linked life and pension products, which are similar to U.S. produced variable life and annuity products. Lincoln UK’s insurance subsidiaries are regulated by the U.K. Financial Services Authority (“FSA”) and are subject to capital requirements as defined by the U.K. Required Minimum Solvency Margin (RMSM). Lincoln UK targets maintaining approximately 1.5 to 2.0 times the required capital as prescribed by the regulatory margin. Effective January 1, 2005, all insurance companies operating in the U.K have to complete a risk-based capital assessment to demonstrate to the FSA that they hold sufficient capital to cover their risks. Risk-based capital requirements in the U.K. are different than the NAIC RBC. As is the case with regulated insurance companies in the U.S., changes to regulatory capital requirements could impact the dividend capacity of our U.K. insurance subsidiaries and cash flow to the holding company.

Financing Activities

Although our subsidiaries generate adequate cash flow to meet the needs of our normal operations, periodically we may issue debt or equity securities to fund internal growth, acquisitions, and the retirement of our debt and equity. Our current shelf registration has $600 million of remaining authorization to issue various securities, including debt securities, preferred stock, common stock, warrants, stock purchase contracts and stock purchase units of LNC and trust preferred securities of four subsidiary trusts. The net proceeds from the sale of the securities offered by this shelf registration are expected to be used for general corporate purposes, including repurchases of outstanding common stock, repayment or redemption of outstanding debt or preferred stock, the possible acquisition of financial services businesses or assets thereof, and working capital needs. Cash funds are also available from our revolving credit agreements and through our commercial paper program. See Note 5 to the Consolidated Financial Statements for information on our debt.

The following summarizes debt and financing activity during the three-year period ended December 31, 2004.

•	On October 1, 2004, we redeemed the $120.3 million, 9.125% senior notes due October 1, 2024 for an aggregate redemption amount of $125.5 million. A loss of $6.3 million, pre-tax, ($4.1 million after-tax) relating to the call premium and unamortized issue costs relating to the redemption was reported in the fourth quarter of 2004.

•	On February 2, 2004, we issued $200 million, 4.75% ten-year senior notes.

•	On September 4, 2003, we issued 6 million shares of 6.75% Trust Preferred Securities ($150 million) through Lincoln National Capital VI.

•	In July 2003, we redeemed the $200 million, 7.40% TOPrS issued by Lincoln Capital III and guaranteed by LNC. A loss of $3.7 million related to unamortized issuance costs was reported in 2003 related to the redemption.

•	On June 3, 2002, we issued $250 million 5.25% five-year senior notes. In conjunction with the $250 million debt issue, we executed a 100 million notional amount interest rate swap that effectively converted the 5.25% fixed rate coupon for that portion of the bond into a LIBOR-based floating rate obligation.

•	On January 7, 2002, we redeemed all 4 million shares of the $100 million, 8.35% Trust Originated Preferred Securities (“TOPrS”) issued by Lincoln Capital II and guaranteed by LNC.

Trust preferred securities issued through Lincoln National Capital V and VI are reported in the Consolidated Financial Statements in the caption junior subordinated debentures issued to affiliated trusts.

At December 31, 2004, we maintained two revolving credit agreements with a group of domestic and foreign banks totaling $519 million. Our commercial paper is supported by one facility, a $500 million five-year revolving credit facility maturing in February 2009. The U.K. facility was renewed in January 2005 for $19 million maturing in January 2006. At December 31, 2004, we did not have any amounts outstanding under any of the bank lines. For a discussion of our credit ratings, see “Part I—Item 1—Ratings.”

Under the revolving credit agreements, we must maintain a minimum consolidated net worth level and if the Company’s senior, unsecured long-term debt rating is not at least A- from Standard and Poor’s or A3 from Moody’s then it also must conform with a maximum debt to total capitalization ratio. In addition, the agreements contain covenants restricting our ability to incur liens, merge or consolidate with another entity where we are not the surviving entity and dispose of all or substantially all of our assets. At December 31, 2004, we were in compliance with all such covenants.

If current debt ratings and claims paying ratings were downgraded in the future, certain covenants of various contractual obligations may be triggered which could negatively impact overall liquidity. In addition, contractual selling agreements with intermediaries could be negatively impacted which could have an adverse impact on overall sales of annuities, life insurance and investment products. At December 31, 2004, we maintained adequate current financial strength and senior debt ratings and do not anticipate any ratings-based impact to future liquidity.

Effective December 2004, we amended our existing letter of credit facility. Under the letter of credit facility, we (or our subsidiaries) may issue up to $900 million in standby letters of credit (“LOC”). The term of the LOC facility is five years. At December 31, 2004, there were approximately $552.5 million in outstanding LOCs. These LOCs support intercompany reinsurance transactions and specific treaties associated with our reinsurance segment, which was acquired by Swiss Re in 2001. LOCs are used to satisfy the U.S. state regulatory requirements of domestic insurance companies who have contracted with our non-U.S. domiciled insurance subsidiaries.

LNL is actively exploring strategies to lessen the burden of increased AXXX reserves associated with our UL LPR product. Strategies include both reinsurance and capital markets solutions that provide for risk transfer and associated reserve and surplus relief. Currently, this business is reinsured with a non-U.S. domiciled subsidiary. At December 31, 2004, there were approximately $252.4 million in outstanding LOCs under the LOC Facility supporting the reinsurance obligations of our non-U.S. domiciled subsidiary to LNL on this LPR business. Recognizing that LOCs are generally short-term in nature, it is likely LNL will apply a mix of LOCs, reinsurance, and capital market strategies in addressing long-term AXXX and XXX needs. LOCs and related capital market alternatives lower the RBC impact of the LPR product. An inability to obtain the necessary LOC capacity or other capital market alternatives could impact our returns on the LPR product.

Divestitures

On September 24, 2004, we completed the sale of DIAL to the unit’s management group and an unaffiliated investor. At closing, we received $180.9 million in cash and relief of certain obligations of approximately $19.0 million. The funds will be used for general corporate purposes, including repayment of debt and repurchase of shares.

Alternative Sources of Liquidity

In order to maximize the use of available cash, the holding company maintains an intercompany cash management account where subsidiaries can borrow from the holding company to meet their short-term needs and can invest their short-term funds with the holding company. Depending on the overall cash availability or need, the holding company invests excess cash in short-term investments or borrows funds in the financial markets. LNL, by virtue of its general account fixed income investment holdings, can access liquidity through securities lending programs and repurchase agreements. At December 31, 2004, LNL had $921.9 million of securities out on loan under the securities lending program.

Uses of Capital

Return of Capital to Shareholders

One of the holding company’s principal uses of cash is to provide a return to our shareholders. Through dividends and stock repurchases, we have an established record of providing significant cash returns to our shareholders. We have increased our dividend in each of the last 20 years. In determining our dividend payout, we balance the desire to increase the dividend against capital needs, rating agency considerations and requirements for financial flexibility. The following table summarizes this activity over the most recent three years.

(in millions)	2004	2003	2002
Dividends to shareholders	$250.1	$243.5	$234.3
Repurchase of common stock	350.2	—	474.5

Total Cash Returned to Shareholders	$600.3	$243.5	$708.8

Number of shares repurchased	7.612	—	12.088
Average Price Per Share	$46.01	$—	$39.25

The table below details our share repurchase activity and the status of existing Board authorizations. Repurchase activity in 2002 reflects the decision to use a portion of the proceeds from the sale of Lincoln Re to Swiss Re for share repurchases. We suspended our stock repurchase program during 2003 and focused on building capital and protecting our strong credit ratings after experiencing difficult capital market conditions in 2002. In 2004, we reactivated our share repurchase program and expect to continue share repurchases in 2005 with the amount and timing dependent on trends in key capital ratios, rating agency expectations, the generation of free cash flow, and the relative attractiveness of alternative uses for the capital.

(in millions)	Stock Repurchase Activity			Amount Remaining
Authorizations	2004	2003	2002
$500—November 2000	$—	$—	$49.6	Closed 2002
$500—July 2001	75.1	—	424.9	Closed 2004
$600—August 2002	274.9	—	—	325.1

Total	$350.0	$—	$474.5	$325.1

The following table summarizes the primary uses of holding company cash flow. The table focuses on significant and recurring cash flow items and excludes the effects of certain financing activities, namely the periodic retirement of debt and cash flows related to our intercompany cash management account. Taxes have been eliminated from the analysis due to a tax sharing agreement among our primary subsidiaries resulting in a modest impact on net cash flows at the holding company.

(in millions)	2004	2003	2002
Debt Service (Interest Expense)	$93.0	$93.5	$96.6
Capital Contribution to LNL	100.0	—	—
Common Dividends	250.1	240.3	234.6
Common Stock Repurchase	350.2	—	474.5

Total	$793.3	$333.8	$805.7

At the end of 2004, LNC made a $100 million capital contribution to LNL as presented in the table above. This contribution was made as LNC was in a strong capital position at year-end 2004 and our preference is to hold capital at LNL.

Commencing in October 2001, and continuing through June 2002, we made a series of investments in a variable annuity contract with investment options similar to the investment options within the unfunded deferred compensation plan. The purpose of this investment was to partially mitigate the earnings effects created by changes in the value of our deferred compensation plan liability that resulted from changes in value of the underlying investment options. In June 2004, we withdrew the variable annuity contract from LNL, which had a value of $65.4 million, and entered into a total return swap agreement with a notional amount of 82.5 million and paid no initial premium. This change freed up the capital we had invested in the annuity contract and the swap mitigates the impact that increases in the value of the underlying investment tracking options would have on our cash flow when we make distributions to participants.

Contractual Obligations

The table below summarizes our obligations and commitments to make future payments under contracts in place at December 31, 2004, as well as contingent commitments in place at December 31, 2004.

(in millions)	2005	2006	2007	2008	2009	There after	Total	Future Amortization/ Adjustment	Amount Per Balance Sheet
Insurance and investment contract liabilities (1)	$477	$182	$185	$181	$170	$4,954	$6,149	$—	$3,096
Short-term debt	214	—	—	—	—	—	214	—	214
Long-term debt	—	47	250	100	—	650	1,047	1	1,048
Junior subordinated debentures issued to affiliated trusts	—	—	—	—	—	323	323	17	340
Operating leases	63	56	53	45	33	30	280	—	—
Stadium naming rights (2)	6	6	6	6	6	94	124	—	—
Outsourcing arrangements (3)	91	90	88	83	82	162	596	—	—
Retirement and other plans (4)	45	46	48	51	52	404	646	—	—

Totals	$896	$427	$630	$466	$343	$6,617	$9,379	$18	$4,698

(1)

Insurance and investment contract liabilities include various investment-type products with contractually scheduled maturities including single premium immediate annuities (“SPIA”), group pension annuities, guaranteed interest contracts, structured settlements, pension closeouts, and certain annuity policies. Other long-term liabilities also include benefit and claim liabilities of which we believe the amount and timing of the payment is essentially fixed and determinable. Such amounts generally relate to (i) policies or contracts where we are currently making payments and will continue to do so until the occurrence of a specific event such as death and (ii) life insurance claims. Items excluded from the table include (i) liabilities for future policy benefits of approximately $24 billion, (ii) contractholder account balances of approximately $20 billion at December 31, 2004, and (iii) insurance policy and claim reserves resulting from the indemnity reinsurance arrangement with Swiss Re from the sale of our former reinsurance operations. Amounts excluded from the table are generally comprised of policies or contracts where (i) we are not currently making payments and will not make payments in the future until the occurrence of an insurable event, such as death or disability or (ii) the occurrence of a payment triggering event, such as a surrender of a policy or contract, is outside of our control. The determination of these liability amounts and the timing of payment are not reasonably fixed and determinable since the insurable event or payment triggering event has not yet occurred. Significant uncertainties relating to these liabilities include mortality, morbidity, expenses, persistency, investment returns, inflation, and the timing of payments.

(2)	The amount includes a maximum annual increase related to the CPI.
(3)	Outsourcing arrangements include the Lincoln UK administration agreement, information technology, human resource services, procurement and certain other outsourcing arrangements.
(4)	Includes anticipated funding for benefit payments for our retirement and post-retirement plans through 2014 and known payments under deferred compensation arrangements.

In addition to the contractual commitments outlined in the table above, we periodically fund the employees’ defined benefit plans. For 2004 and 2003, we contributed $34.1 million and $56.6 million, respectively to U.S. pension plans. We expect to contribute between $0 million and $20 million to our U.S. defined benefit pension plans and $7.0 million to our U.S. post-retirement benefit plans during 2005. These amounts include anticipated benefit payments for non-qualified plans. The majority of contributions/benefit payments are made at the insurance company subsidiary level with little holding company cash flow impact. See Note 7 to the Consolidated Financial Statements for additional information.

Contingencies and Off-Balance Sheet Arrangements

The table below summarizes our contingent commitments and off-balance sheet arrangements at December 31, 2004.

(in millions)	Total Amount Committed	Amount of Commitment Expiring per Period
		Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Lines of Credit	$500.0	$—	$—	$500.0	$—
Standby Letters of Credit (amount outstanding at 12/31/2004—$552.5)	900.0	—	—	900.0	—
Guarantees	4.6	—	—	4.6	—
Investment Commitments (1)	297.1	184.1	33.6	76.8	2.6
Standby Commitments to Purchase Real Estate Upon Completion and Leasing	181.8	52.4	129.4	—	—

Total	$1,883.5	$236.5	$163.0	$1,481.4	$2.6

(1)	Total includes $143.7 million of capital calls on limited partnership investments, $94.3 million of real estate pre-buys and $48.1 million and $11.0 million of commitments for mortgage loans and private placement securities, respectively.

For additional information regarding contingencies, see Note 8 to the Consolidated Financial Statements.

Significant Trends in Sources and Uses of Cash Flow

As stated above, LNC, as a holding company has its cash flow driven largely by the dividend capacity and surplus note interest payments of LNL. LNL’s dividend capacity is impacted by factors influencing LNL’s risk- based capital and statutory earnings performance. In recent periods, Delaware Investments and our U.K.

operations have contributed significant free cash flow. Improved financial performance at Delaware and our decision to run-off significant blocks of business in the U.K. are driving improved cash flow and the return of capital to LNC. We expect to have sufficient liquidity and capital resources to meet our obligations in 2005. For factors that could effect our expectations for liquidity and capital, see “Part I—Item 1—Business—Risk Factors.”

Shareholders’ Equity

Total shareholders’ equity increased $364.0 million during the year ended December 31, 2004. The table below provides a reconciliation of shareholders’ equity from December 31, 2003 to December 31, 2004 (in millions).

Balance at December 31, 2003	$5,811.6
Changes to Accumulated Other Comprehensive Income
Unrealized gains on securities available-for-sale and derivative instruments	21.7
Foreign Currency Translation Adjustment	45.3
Minimum Pension Liability Adjustments	(5.4)

Total Changes to Accumulated Other Comprehensive Income	61.6

Net Income	707.0
Issuance of Common Stock Related to Stock Compensation and Benefit Plans	149.2
Deferred Compensation Payable in Stock	46.4
Dividends Declared to Shareholders	(250.0)
Repurchase of Common Stock	(350.2)

Total Changes to Shareholders’ Equity	364.0

Balance at December 31, 2004	$6,175.6

As noted above, shareholders’ equity includes accumulated other comprehensive income. At December 31, 2004, the book value of $35.53 per share included $5.36 of accumulated other comprehensive income. At December 31, 2003, the book value of $32.56 per share included $4.87 of accumulated other comprehensive income.

OTHER MATTERS

Other Factors Affecting Our Business

In general, our businesses are subject to a changing social, economic, legal, legislative and regulatory environment. Some of the changes include initiatives to require more reserves to be carried by our insurance subsidiaries, to make permanent recent reductions in individual tax rates, to permanently repeal the estate tax and to increase regulation of our annuity and investment management businesses. Although the eventual effect on us of the changing environment in which we operate remains uncertain, these factors and others could have a material effect on our results of operations, liquidity and capital resources. See “Part I—Item 1—Business—Risk Factors” and “—Forward-Looking Statements—Cautionary Language” for factors that may cause our future results to differ materially from current expectations.

Accounting Pronouncements

Statement of Position 03-1

In July 2003, the Accounting Standards Executive Committee (“AcSEC”) of the American Institute of Certified Public Accountants (“AICPA”) issued the SOP, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts”. We implemented the provisions of the SOP as of January 1, 2004. Adjustments arising from implementation, as discussed below, have been recorded in net income as a cumulative effect of accounting change.

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

GMDB Reserves. Although there was no method prescribed under generally accepted accounting principles for GMDB reserving until the issuance of the SOP, our Retirement segment had been recording a reserve for GMDBs. At December 31, 2003, our GMDB reserve was $46.4 million. Based upon a comparison of the requirements of the SOP to our established practice of reserving for GMDB, the adoption of the GMDB reserving methodology under the SOP resulted in a decrease to reserves of $9.7 million pre-tax. GMDB reserves were $18.2 million at December 31, 2004.

Under the SOP, the reserve is calculated by multiplying the benefit ratio (present value of total expected GMDB payments over the life of the contract divided by the present value of total expected assessments over the life of the contract) by the cumulative assessments recorded from the contract inception through the balance sheet date less the cumulative GMDB payments plus interest. The change in the reserve for a quarter is then the benefit ratio multiplied by the assessments recorded for the quarter less GMDB claims paid in the quarter plus interest. If experience or assumption changes result in a new benefit ratio, the reserves are unlocked to reflect the changes in a manner similar to DAC.

Application of the SOP impacts EGPs used to calculate amortization of DAC, PVIF, DSI, and DFEL. The benefit ratio approach under the SOP results in a portion of future fee revenues for GMDB being accrued as a liability for future GMDB reserves. As a result, the EGPs used in our determination of DAC amortization are lower under the SOP. Therefore upon adoption of the SOP we reported an unfavorable DAC/PVIF/DSI/DFEL unlocking as a negative cumulative effect adjustment of $43.2 million, pre-tax, in 2004.

The combined effects of the GMDB reserve requirements and related unlocking adjustments from implementation of the SOP resulted in a charge to net income for the cumulative effect of accounting change of $33.5 million, pre-tax, ($21.8 million after-tax) in 2004.

Sales Inducements. Our variable annuity product offerings include contracts that offer a bonus credit, typically ranging from 2% to 5% of each deposit. We also offer enhanced interest rates to variable annuity contracts that are under dollar cost averaging (“DCA”) funding arrangements. Bonus credits and excess DCA interest are considered sales inducements under the SOP and, as such, are to be deferred as a sales inducement asset and amortized over the expected life of the contract. Amortization is computed using the same methodology and assumptions used in amortizing DAC.

We previously deferred bonus credits as part of the DAC asset and reported the amortization of bonus credits as part of DAC amortization. Upon implementation of the SOP, we have reclassified bonus credits of $45.2 million from DAC to DSI, which are reported in other assets on the balance sheet. Amortization of the deferred sales inducement asset is reported as part of benefit expense. Prior period balance sheet and income statement line item presentation has been reclassified to conform to the new basis of presentation.

We previously reported excess DCA interest as benefit expense when the excess interest was earned under the contract. As required by the SOP, during the first quarter of 2004, we began deferring excess DCA interest as deferred sales inducements and amortizing these deferred sales inducements as benefit expense over the expected life of the contract. While over the long run the same amount of excess DCA interest expense will emerge under the SOP as under our previous accounting method, because of the prospective treatment of new deferred sales inducements, our net income was slightly higher under the SOP for 2004 relative to the approach used in prior years. This pattern is expected to continue for near term financial reporting periods. Net income for 2004 increased $7.9 million compared to 2003 due to excess DCA interest capitalized under the SOP.

Universal Life Contracts. We offer an array of individual and survivor-life universal life insurance products that contain features for which the SOP might apply. A review of the products and their features for possible SOP implications concluded that no additional reserves would be necessary with the exception of the MoneyGuardSM product. MoneyGuardSM is a universal life insurance product with an acceleration of death benefit feature that provides long-term care benefit payments when the insured becomes terminally ill. There is an optional extension of benefit rider available that will provide continuation of the convalescent care benefit payments once the total benefits from the base policy have been exhausted. The optional extended benefit payments can be for 2 years, 4 years, or the remaining life of the insured. Charges for the extension rider are deducted from the base policy account value and vary by the length of extension period selected. For the first quarter of 2004, the adoption of the SOP resulted in a charge recorded as a cumulative effect of accounting change of $2.7 million, after-tax, for the extension of benefit feature in MoneyGuardSM.

FASB Staff Position No. 97-1 - Situations in Which Paragraphs of FASB Statement No. 97 Permit or Require Accrual of an Unearned Revenue Liability

In June of 2004, the Financial Accounting Standards Board (“FASB”) issued Financial Staff Position FAS 97-1 (“FSP 97-1”), which is effective for the third quarter 2004. FSP 97-1 clarifies that the SOP did not restrict the recording of a liability for unearned revenue as defined in accordance with paragraphs 17(b) and 20 of Statement of Financial Accounting Standards No. 97 “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments” to only those situations where profits are followed by expected losses. We implemented the requirements of FSP 97-1, and they did not have any effect on our results of operations.

Accounting for Share-Based Payments

In December 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment (“FAS 123(r)”), which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” FAS 123(r) requires all share-based payments to employees to be recognized in the income statement based on their fair values. As discussed in Note 1 to the Consolidated Financial Statements, LNC had previously adopted the retroactive restatement method under FAS148 and restated all periods presented to reflect stock-based employee compensation cost under the fair value accounting method in FAS 123 for all employee awards granted, modified or settled in fiscal years beginning after December 15, 1994.

LNC currently uses the Black-Scholes formula to estimate the value of stock options granted to employees and expects to continue to use this acceptable option valuation model upon the required adoption of FAS 123(r) on July 1, 2005. FAS 123(r) also requires that the benefits of tax deductions in excess of recognized compensation cost be reported as financing cash flow, rather than as an operating cash flow as currently required. LNC does not anticipate that adoption for FAS 123(r) will have a material effect on results of operations, operating cash flows or its financial position.

On December 31, 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“FAS 148”), which provides alternative methods of transition for entities that change to the fair value method of accounting for stock-based employee compensation. We adopted the fair value method of accounting under FAS 123 with the retroactive restatement method, as amended by FAS 148, as of January 1, 2003 and restated our financial statements for the years 2002, 2001, and 2000.

FASB Financial Staff Position No. FAS—106-1 Medicare Prescription Drug Improvement and Modernization Act of 2003 and FASB Staff Position No. FAS—106-2—Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003

In December 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (“the Medicare Act”) became law. Beginning in 2006, the Medicare Act provides various alternatives that could result in an offset to some portion of the costs of prescription drug benefits provided to retirees. In January 2004, the staff of the FASB issued Financial Staff Position No. FAS 106-1 (“FSP 106-1”), which permits a sponsor of a post-retirement health care plan that provides retiree prescription drug benefits to make a one-time election to defer accounting for the effects of the Medicare Act.

There are several uncertainties that exist as to the eventual effects of the Medicare Act on the cost of the prescription drug benefits currently included in our retiree medical benefit plan. These uncertainties include various administrative components related to the Medicare Act that have yet to be developed, the potential for significant legislative changes to the Medicare Act prior to its implementation in 2006, and the interrelated effects that the existence of various cost containment measures currently included within our retiree medical benefit plans may have under the new legislation. However, regardless of the outcome of these various uncertainties, we do not expect that the Medicare Act would have a material effect on future net income due to the cost containment measures already in place under our retiree medical benefit plans.

Due to these uncertainties and expected immaterial impact, we elected to defer accounting for the effects of the Medicare Act in 2003. In May 2004, the staff of the FASB issued Financial Staff Position No. FAS 106-2 (“FSP 106-2”), which requires sponsors of a post-retirement health care plan that provides retiree prescription drug benefits to reflect the provisions of the Medicare Prescription Drug Improvement and Modernization Act of 2003 (“the Medicare Act”) in determining post-retirement benefit cost for the first annual or interim period starting after June 15, 2004.

We completed our analysis and incorporated the provisions of the Medicare Act in determining other post-retirement benefit costs and the accumulated post-retirement benefit obligation in the third quarter of 2004. The implementation did not have a material effect on our results of operations. For additional information, see Note 7 to the Consolidated Financial Statements.

Due to uncertainties about how participants in our post-retirement plan will elect to participate in the Medicare Act’s benefits, and the various uncertainties created by the current lack of guidelines for applying the Medicare Act’s provisions, our assessment of the effects of the provisions of the Medicare Act could change. Any change would be included in the financial statements in the period the change occurs. Any change is not expected to have a material effect on us.

EITF 03-1—The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments

In March 2004, the FASB’s Emerging Issues Task Force (“EITF”) reached a final consensus on Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”). EITF 03-1 established impairment models for determining whether to record impairment losses associated with investments in certain equity and debt securities. It also required income to be accrued on a level-yield basis following an impairment of debt securities, where reasonable estimates of the timing and amount of future cash flows can be made. EITF 03-1 indicated that, although not presumptive, a pattern of selling investments prior to the forecasted recovery may call into question an investor’s intent to hold the security until it recovers in value. The application of EITF 03-1 was to be effective for reporting periods beginning after June 15, 2004. However, in September of 2004 the FASB directed the FASB staff to develop a staff position (“FSP”) providing further guidance on this topic. On September 30, 2004, the FASB issued FSP EITF 03-1-1 delaying the effective date of the accounting and measurement provisions of EITF 03-1 until further guidance is finalized, and it is not known what the effective date of the final FSP will be. Although the accounting and measurement provisions have been delayed, the disclosure requirements and the actual definition of impairment that are within EITF 03-1 have not been delayed. We have made the appropriate disclosures related to EITF 03-1 and utilized the definition of impairment to evaluate all securities, including those that we might not have previously evaluated in this manner, that meet the scope of EITF 03-1. We will continue to monitor developments concerning EITF 03-1, and we are currently unable to estimate the potential effects of implementing EITF 03-1 on our consolidated financial condition or results of operations.

Accounting for Variable Interest Entities

In January 2003, the FASB issued initial guidance under Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which requires the consolidation of variable interest entities (“VIE”) by an enterprise if that enterprise has a variable interest that will absorb a majority of the VIE’s expected losses if they occur, receive a majority of the entity’s expected residual returns if they occur, or both. If one enterprise will absorb a majority of a VIE’s expected losses and another enterprise will receive a majority of that VIE’s expected residual returns, the enterprise absorbing a majority of the losses shall consolidate the VIE. A VIE is an entity in which no equity investors have the characteristics of a controlling financial interest or have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. We adopted the final FIN 46 rules on December 31, 2003.

We currently manage eight CDO pools, and of these, there are five where the asset management fees paid to us no longer contain performance-based incentives. As a result, we are not considered the primary beneficiary of these VIEs. Our maximum exposure to loss in these five CDOs is an investment in a small portion of the senior debt issued by one of these CDO pools, which had a carrying and estimated fair value of approximately $0.1 million, at December 31, 2004.

For the other three CDO pools, we still have the right to earn performance-based fees above the base asset management fees. These performance-based fees are considered variable fees for purposes of performing the analysis of expected residual returns. In addition, we also hold investment interests in these CDOs. However, in these three CDOs, we determined that the expected variability in our fees and the level of our other interests in the CDO are currently below the level that would result in us being treated as the primary beneficiary. Future changes in the interest held by the third party investors in these three CDO pools, relative to our interest, require ongoing retesting of our potential status as primary beneficiary. Our maximum exposure to loss is our investment in these three CDO pools, which had a carrying value of approximately $11.0 million and an estimated fair value of approximately $10.8 million, at December 31, 2004.

We identified certain partnership investments that required consolidation under the requirements of FIN 46. We consolidated these partnerships at December 31, 2003 with no material effect to either our financial condition or results of operations.

FIN 46 also affected our accounting for the junior subordinated debentures issued to affiliated trusts. Previously, we consolidated the affiliated trusts, which resulted in us carrying a liability equal to the trusts’ liability to the preferred shareholders. These trusts are variable interests as defined by FIN 46, and we will not receive a majority of expected residual returns. We deconsolidated our $10.0 million investment in the trusts as of December 31, 2003. The effect was a $10.0 million increase to other invested assets and a corresponding increase in the liability for junior subordinated debentures payable to affiliated trusts.

Accounting for Modified Coinsurance

During the fourth quarter of 2003, we implemented the FASB’s Derivative Implementation Group Statement 133 Implementation Issue No. B36 (“DIG B36”). DIG B36 provides that the embedded derivatives included within modified coinsurance agreements (“Modco”) and coinsurance with funds withheld (“CFW”) reinsurance agreements must be accounted for separately from the underlying reinsurance agreements.

The effective date for implementation of DIG B36 was the October 1, 2003 start date of the fourth quarter. The following table summarizes the various effects on shareholders’ equity from the implementation of DIG B36 (in millions):

Initial Adoption Shareholder Equity Effect on October 1, 2003

Notes		Pre-tax	After-tax
	Recording of Embedded Derivative
1A.	Cumulative effect of accounting change	$(392.5)	$(255.2)
1B.	Release of liability for unrealized investment gains	376.3	244.6

	Total	(16.2)	(10.6)

2A.	Reclassification of available-for-sale securities to trading securities	371.5	241.5
2B.	Release of unrealized available-for-sale security gains in Other Comprehensive Income	(371.5)	(241.5)

	Total available for sale to trading adjustment	—	—

	Total effect on Shareholders Equity from DIG B36 Implementation on October 1, 2003	$(16.2)	$(10.6)

1A.	At the time of adoption, we recorded a charge to net income as a cumulative effect of a change in accounting, representing the fair value of the embedded derivatives included in various Modco and CFW reinsurance agreements.
1B.	In conjunction with recording the above charge in 1A., we also recorded an increase in Other Comprehensive Income relating to the fact that prior to the adoption of DIG B36 the net unrealized gains on the underlying available-for-sale securities supporting these reinsurance agreements had been accounted for as gains benefiting the reinsurance companies assuming the risks under these Modco and CFW reinsurance agreements.
2A.	Concurrent with the initial recording of the embedded derivative associated with these reinsurance arrangements, we reclassified related available-for-sale securities to trading securities classification.
2B.	The previously recorded increases to shareholders’ equity reported in Other Comprehensive Income as a result of the available-for-sale classification of these securities were reversed as part of the reclassification accounting.

Effective with the fourth quarter of 2003, changes in the fair value of the embedded derivatives flow through net income, as do changes in the fair value of the trading account securities. These adjustments do not net to zero in any one particular accounting period due to the fact that not all of the invested assets supporting these Modco and CFW reinsurance agreements were available-for-sale securities that could be reclassified to trading securities, and not all Modco and CFW reinsurance agreements have segregated portfolios of securities that can be classified as trading securities. However, it is important to note that these differences in net income will reverse over the term of the underlying Modco and CFW reinsurance agreements, reflecting the fact that the accounting for the embedded derivatives prescribed in DIG B36 changes the timing of the recognition of income under these Modco and CFW reinsurance agreements but does not change the total amount of earnings that will ultimately be reported over the life of these agreements.

Accounting for Costs Associated with Exit or Disposal Activities

In 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“FAS 146”), which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Action (including Certain Costs Incurred in a Restructuring)” (“Issue 94-3”). The principal difference between FAS 146 and Issue

94-3 is that FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than at the date of an entity’s commitment to an exit plan. FAS 146 is effective for exit or disposal activities after December 31, 2002 and we adopted FAS 146 on January 1, 2003. The adoption affects the timing of when an expense is recognized for restructuring activities after December 31, 2002. See Note 13 to the Consolidated Financial Statements for further information on restructuring charges.

ACQUISITIONS AND DIVESTITURES

Sale of Delaware London-based International Investment Unit

On September 24, 2004, the sale of DIAL to the unit’s management group and an unaffiliated investor was completed. At closing, we received $180.9 million in cash and relief of certain obligations of approximately $19.0 million. Our after-tax gain from the transaction was $46.1 million. We expect to use the sales proceeds for general corporate purposes, including but not limited to share repurchase. The Investment Management segment’s results for 2004 included approximately $12.4 million of income related to DIAL. The sale resulted in a reduction of $22.1 billion in the Investment Management segment’s assets under management at the time of the sale. As of December 31, 2004, approximately $10.4 billion of the Investment Management segment’s remaining assets under management are being sub-advised on our behalf by the acquirer. The amount of assets sub-advised by the acquirer at September 24, 2004 was $7.9 billion. Assets under management sub-advised by the acquirer include retail and institutional mutual funds, managed accounts, Delaware Pooled Trust funds, variable annuity funds and institutional advisory accounts of approximately $1.1 billion, $5.1 billion, $3.1 billion, $0.7 billion, and $0.4 billion, respectively, as of December 31, 2004.

Sale of Reinsurance Operations

On October 29, 2002, we settled disputed matters with Swiss Re totaling about $770 million that had arisen in connection with the final closing balance sheets associated with Swiss Re’s acquisition of our reinsurance operations in December 2001. The settlement provided for a payment by us of $195 million to Swiss Re, which we recorded as a reduction in deferred gain recorded on our balance sheet at the time of the sale of the reinsurance business. As a result of additional information made available to us following the settlement with Swiss Re in the fourth quarter of 2002, we recorded a further reduction in the deferred gain of $51.6 million, after-tax, ($79.4 million pre-tax), as well as a $9.4 million, after-tax, ($8.3 million pre-tax) reduction in the gain on the sale of subsidiaries.

As part of the dispute settlement, we also paid $100 million to Swiss Re in satisfaction of our $100 million indemnification obligation with respect to our personal accident business. As a result of this payment, we have no further underwriting risk with respect to the reinsurance business sold. However, because we have not been relieved of our legal liabilities to the underlying ceding companies with respect to the portion of the business indemnity reinsured by Swiss Re, under FAS 113 the reserves for the underlying reinsurance contracts as well as a corresponding reinsurance recoverable from Swiss Re will continue to be carried on our balance sheet during the run-off period of the underlying reinsurance business. This is particularly relevant in the case of the exited personal accident reinsurance lines of business where the underlying reserves are based upon various estimates that are subject to considerable uncertainty.

As a result of developments and information obtained during 2002 relating to personal accident and disability income matters, we increased these exited business reserves by $198.5 million, after-tax, ($305.4 million pre-tax). After giving effect to our $100 million indemnification obligation, we recorded a $133.5, after-tax, ($205.4 million pre-tax) increase in reinsurance recoverable from Swiss Re with a corresponding increase in the deferred gain.

The combined effects of the 2002 settlement of disputed matters and exited business reserve increases reduced the $723.1 million, after-tax, ($1.1 billion pre-tax) deferred gain reported at closing by $44.9 million, after-tax, ($69.0 million pre-tax). During 2002, we amortized $47.0 million, after-tax, ($72.4 million pre-tax) of deferred gain. This includes the amortization of deferred gain from the sale of the direct disability income business in 1999. An additional $1.3 million, after-tax, ($2 million pre-tax) of deferred gain was recognized due to a novation of certain Canadian business during 2002.

As a result of developments and information received in the third quarter of 2003 relating to personal accident matters, we increased reserves on this exited business by $20.9 million, after-tax, ($32.1 million pre-tax) with a corresponding increase in reinsurance recoverable from Swiss Re and in the deferred gain.

During 2004, 2003 and 2002 we amortized $57.4 million, after-tax ($88.3 million pre-tax), $49.3 million, after-tax ($75.8 million pre-tax) and $47.0 million, after-tax ($72.4 million pre-tax), respectively, of deferred gain on the sale of the reinsurance operation. In the third quarter of 2004, we adjusted the deferred gain up by $77 million. As a result, the amortization of the deferred gain in 2004 included an adjustment upward of $9.1 million, after-tax. The on-going impact on quarterly revenues is an increase of $1.2 million, pre-tax ($0.8 million after-tax). The deferred gain is being amortized over a period of 15 years beginning in December 2001.

Acquisition of The Administrative Management Group, Inc.

On August 30, 2002, we acquired The Administrative Management Group, Inc. (“AMG”), an employee benefits record keeping firm for $21.6 million in cash. Contingent payments up to an additional $14 million may be paid over a period of 4 years (2003-2006) if certain criteria are met. Lincoln Retirement recorded expenses of $0.8 million and $1.2 million, after-tax ($1.2 million and $1.8 million, pre-tax) for 2004 and 2003, respectively, relating to such contingent payments. AMG, a strategic partner of the Lincoln Retirement segment for several years, provides record keeping services for the Lincoln Alliance Program along with approximately 200 other clients nationwide. The application of purchase accounting to this acquisition resulted in goodwill of $20.2 million.

RESTRUCTURING ACTIVITIES

We have initiated and executed restructuring plans of various sizes as summarized below. These restructuring plans generally are initiated to improve the efficiency of our operations and are recorded in the Consolidated Financial Statements in accordance with Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Although, we have experienced a number of restructuring charges, management reviews the results of operations of each business segment excluding these restructuring charges because management believes that restructuring charges are not part of the underlying business of our segments. Below is a summary of the restructuring charges initiated by year. Restructuring plans initiated in 2003 contain charges recognized in both 2004 and 2003. Additional details of each of these restructuring plans are discussed in Note 13 to the Consolidated Financial Statements.

(in millions)	2003	2002
Original Charges
Employee Severance and Termination Benefits	$47.1	$1.6
Write-off of Impaired Assets	6.8	—
Rent on Abandoned Space	13.3	—
Other Exit Costs	9.7	—

Total (Pre-tax)	$76.9	$1.6

Total (After-tax)	$50.0	$1.0

Actual Costs Through December 31, 2004 (Pre-tax)	72.2	1.6

Balance at December 31, 2004	$4.7	$—

Additional amounts expended that do not qualify as restructuring charge (pre-tax)	$25.3	$—

In January 2003, the Life Insurance segment announced that it was realigning its operations in Hartford, Connecticut and Schaumburg, Illinois to enhance productivity, efficiency and scalability while positioning the segment for future growth. In February 2003, Lincoln Retirement announced plans to consolidate its fixed annuity operations in Schaumburg, Illinois into Fort Wayne, Indiana. In June 2003, we announced the combining of our retirement and life insurance businesses into a single operating unit focused on providing wealth accumulation and protection, income distribution and wealth transfer products. The realigned organization has significantly reduced operating expenses while positioning us for future growth. In August 2003, we announced additional realignment activities, which impact all of our domestic operations. These realignment activities are expected to result in total charges of $127.0 million. The realignment activities are expected to be completed by the first quarter of 2006.

Pre-tax restructuring charges for the June/August realignment activities for the year ended December 31, 2004 occurred in the following segments: Retirement ($6.2 million), Life Insurance ($0.6 million), Investment Management ($1.6 million), and Other Operations ($9.9 million). Pre-tax restructuring charges for the June/August realignment activities for the year ended December 3, 2003 occurred in the following segments: Retirement ($15.9 million), Life Insurance ($1.7 million), Investment Management ($7.1 million), and Other Operations ($7.2 million).

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

During 2000 and 1999, we implemented restructuring plans relating to the exit of all direct sales and sales support operations of Lincoln UK and the consolidation of its Uxbridge home office with its Barnwood home office. As of December 31, 2004, the remaining balance is $8.5 million and it is expected to be utilized in the completion of the plan.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We analyze and manage the risks arising from market exposures of financial instruments, as well as other risks, in an integrated asset-liability management process that takes diversification into account. By aggregating the potential effect of market and other risks on the entire enterprise, we estimate, review and in some cases manage the risk to our earnings and shareholder value. We have exposures to several market risks including interest rate, default risk, foreign currency exchange, liquidity and equity price risks.

The exposures of financial instruments to market risks, and the related risk management processes, are most important in the Lincoln Retirement and Life Insurance segments. It is within these segments where most of the invested assets support accumulation and investment-oriented insurance products. As an important element of our integrated asset-liability management process, we use derivatives to minimize the effects of changes in interest levels and the shape of the yield curve. In this context, derivatives are designated as a hedge and serve to reduce interest rate risk by mitigating the effect of significant increases in interest rates on our earnings. Additional market exposures exist in our other general account insurance products and in our debt structure and derivatives positions. The primary sources of market risk are: 1) substantial, relatively rapid and sustained increases or decreases in interest rates, 2) fluctuations in currency exchange rates or 3) a sharp drop in equity market values. Each of these market risks is discussed in detail in the following pages.

Interest Rate Risk

Accumulation and Investment Oriented Insurance Products. General account assets supporting accumulation and investment-oriented insurance products total $34.5 billion, or approximately 78%, of total invested assets and $33.5 billion, or approximately 78%, of total invested assets at December 31, 2004 and 2003, respectively.

With respect to these products, we seek to earn a stable and profitable spread, or margin, between investment income and interest credited to account values. If we have adverse experience on investments that cannot be passed on to customers, our spreads are reduced. Alternatively, we may seek to maintain spreads, by reducing crediting rates, where permissible, which may result in crediting rates that are not competitive in the market place. This strategy could result in adverse surrender experience on policies and could force us to liquidate a portion of our portfolio to fund cash surrender value benefits.

Provided interest rates continue to gradually return to levels that are more typical from a long-term perspective, we do not view the near term risk to spreads over the next twelve months to be material. The combination of a probable range of interest rate changes over the next twelve months, asset-liability management strategies, flexibility in adjusting policy crediting rate levels and protection afforded by policy surrender charges and other switching costs all work together to mitigate this risk. The interest rate scenarios of concern are those in which there is a substantial, relatively rapid increase or decrease in interest rates that is then sustained over a long period.

Fixed Deferred Annuities. Assets of $21.4 billion and $21.1 billion at December 31, 2004 and 2003, respectively, support the largest category of accumulation and investment oriented insurance products, fixed deferred annuities. For these products, we may adjust renewal crediting rates monthly or quarterly, subject to guaranteed minimums ranging from 1.5% to 5.0%. The higher minimums apply to in-force blocks of older products that no longer are sold. Annuity insurance customers have the right to surrender their policies at account value less a surrender charge that grades to zero over periods ranging from 5 to 10 years from policy issue date or, in some cases, the date of each premium received. In some cases, a market value adjustment may also apply. Due to our ability to change crediting rates to reflect investment experience on the majority of our traditional annuity products, the underlying assets are assumed to be a good proxy for the interest rate risk inherent in these liabilities. This assumption is appropriate for probable movements in interest rates over the next 12 months. This assumption may not be appropriate for a substantial, relatively rapid increase or decrease in interest rates that is then sustained over a long period.

Universal Life and Interest-Sensitive Whole Life. We had $11.1 billion and $10.4 billion in assets at December 31, 2004 and 2003, respectively, supporting universal life and interest-sensitive whole life insurance on which we have the right to adjust renewal crediting rates. The credited rates are subject to guaranteed minimums ranging from 3.0% to 4.5% for universal life and 4.0% to 7.0% for interest-sensitive whole life at December 31, 2004. At December 31, 2004, 81.1% of these assets support universal life insurance products. Similar to annuities, universal life insurance customers have the right to surrender their policies at account value less a surrender charge that grades to zero over periods ranging from 10 to 20 years from policy issue date or, in some cases, the date of each premium received.

Group Pension Annuities and Guaranteed Interest Contracts. We had assets totaling $2.0 billion at December 31, 2004 and 2003 that support guaranteed interest contracts and group pension immediate and deferred annuities. Generally, the cash flows expected on these liabilities do not vary with fluctuations in market interest rates and are not adjustable by us. Accordingly, if experience on the assets supporting these products is more adverse than the assumptions used in pricing the products, spreads will tend to be below expectations. We limit exposure to interest rate risk by managing the duration and maturity structure of each investment portfolio in relation to the liabilities it supports. Guaranteed investment contracts supported by these assets were approximately $29 million at December 31, 2004.

Other General Account Insurance Products. We had $10.0 billion and $9.4 billion of assets at December 31, 2004 and 2003, respectively, supporting general account products, including term life insurance. For these products, the liability cash flows may have actuarial uncertainty. However, their amounts and timing do not vary significantly with interest rates. We limit interest rate risk by analyzing the expected cash flows of the products and structuring investment portfolios with similar cash flows.

Interest Rate Risk—Falling Rates. The spreads on our fixed annuity and interest-sensitive whole life, universal life and fixed portion of variable universal life insurance policies, are at risk if interest rates decline and remain low for a period of time, which has generally been the case in recent years. For instance, the five-year Treasury yield stood at 6.3% at the end of 1999, it declined through 2002 to 2.7% at the end of 2002 and then rose modestly to 3.6% at the end of 2004. Should interest rates remain at current levels that are significantly lower than those existing prior to the declines of recent years, the average earned rate of return on our annuity and universal life insurance investment portfolios will continue to decline. Relative to the book yield at December 31, 2003, the book yield at December 31, 2004 on annuity investment portfolios declined from 6.2% to 6.1%, while the book yield on universal life insurance portfolios declined from 6.6% to 6.4%. Declining portfolio yields may cause the spreads between investment portfolio yields and the interest rate credited to policyholders to deteriorate, as our ability to manage spreads can become limited by minimum guaranteed rates on annuity and universal life insurance policies. Minimum guaranteed rates on annuity and universal life insurance policies generally range from 1.5% to 5.0%, with an average guaranteed rate of approximately 4%. The following table provides detail on the percentage differences between the current interest rates being credited to policyholders and the respective minimum guaranteed policy rate, broken out by policyholder account values reported within the Retirement and Life segments at December 31, 2004.

Excess of Crediting Rates over Contract Minimums As of December 31, 2004	Retirement Segment Account Values	Life Segment Account Values	Total Account Values	Percent of Total Account Values
	(In millions)
CD and On-Benefit type annuities	$5,908	$—	$5,908	17.67%
Discretionary rate setting products*
No difference	12,853	3,438	16,291	48.74%
up to .1%	125	729	854	2.55%
.11% to .20%	109	1,415	1,524	4.56%
.21% to .30%	164	39	203	0.61%
.31% to .40%	209	1,287	1,496	4.48%
.41% to .50%	829	2,488	3,317	9.92%
.51% to .60%	866	748	1,614	4.83%
.61% to .70%	74	648	722	2.16%
.71% to .80%	86	139	225	0.67%
.81% to .90%	22	336	358	1.07%
.91% to 1.0%	155	199	354	1.06%
1.01% to 1.50%	58	140	198	0.59%
1.51% to 2.00%	24	240	264	0.79%
2.01% to 2.50%	7	15	22	0.07%
2.51% to 3.00%	31	—	31	0.09%
3.01% and above	46	—	46	0.14%

Total Discretionary rate setting products	15,658	11,861	27,519	82.33%

Grand Total—Account Values	$21,566	$11,861	$33,427	100.00%

*	For purposes of this table, contracts currently within new money rate bands are grouped according to the corresponding portfolio rate band in which they will fall upon their first anniversary.

The maturity structure and call provisions of the related portfolios are structured to afford protection against erosion of investment portfolio yields during periods of declining interest rates. We devote extensive effort to evaluating the risks associated with falling interest rates by simulating asset and liability cash flows for a wide range of interest rate scenarios. We seek to manage these exposures by maintaining a suitable maturity structure and by limiting our exposure to call risk in each respective investment portfolio.

We believe that the portfolios supporting our accumulation and investment oriented insurance products have a prudent degree of call protection individually and on a consolidated basis. For instance, as of December 31, 2004, the mortgage-backed securities (“MBS”) and asset-backed securities (“ABS”) portion represented a total of $6.4 billion or 19% of the $34.5 billion of general account assets supporting such products. Of this portfolio, 11% of general account assets or $3.7 billion is subject to residential prepayment risk from investments made in Collateralized Mortgage Obligations (“CMOs”), mortgage pass-throughs, manufactured housing and home equity loans. As of December 31, 2003, the MBS and ABS portion of the portfolio represented a total of $5.5 billion or 16% of the $33.4 billion of general account assets supporting such products. Our MBS portfolio has equal to or slightly less prepayment risk than the MBS pass-through market in general, primarily due to holding more seasoned securities in the portfolio.

Interest Rate Risk—Rising Rates. For both annuities and universal life insurance, a rapid and sustained rise in interest rates poses risks of deteriorating spreads and high surrenders. The portfolios supporting these products have fixed-rate assets laddered over maturities generally ranging from one to ten years or more. Accordingly, the earned rate on each portfolio lags behind changes in market yields. As rates rise, the lag may be increased by slowing MBS prepayments. The greater and faster the rise in interest rates, the more the earned rate will tend to lag behind market rates. If we set renewal crediting rates to earn the desired spread, the gap between our renewal crediting rates and competitors’ new money rates may be wide enough to cause increased surrenders. If we credit more competitive renewal rates to limit surrenders, our spreads will narrow. We devote extensive effort to evaluating these risks by simulating asset and liability cash flows for a wide range of interest rate scenarios. Such analysis has led to adjustments in the target maturity structure and to hedging the risk of rising rates by buying out-of-the-money interest rate cap agreements and swaptions (see discussion below). With these instruments in place, the potential adverse impact of a rapid and sustained rise in rates is kept within corporate risk tolerances.

Debt. As of December 31, 2004, we had short-term debt, long-term debt and junior subordinated debentures issued to affiliated trusts totaling $1.6 billion ($1.4 billion with fixed rates and $0.2 billion with floating rates) on the balance sheet. As of December 31, 2003, we had short-term debt, long-term debt and junior subordinated debentures issued to affiliated trusts totaling $1.5 billion ($1.2 billion with fixed rates and $0.3 billion with floating rates) on the balance sheet. We manage the timing of maturities and the mixture of fixed-rate and floating-rate debt as part of the process of integrated management of interest rate risk for the entire enterprise.

Derivatives. As indicated in Note 8 to the Consolidated Financial Statements, we have entered into derivative transactions to reduce our exposure to rapid rises in interest rates. The programs discussed below are used to help us achieve more stable margins while providing competitive crediting rates to policyholders during periods when interest rates are rising. Failure to maintain competitive crediting rates could cause policyholders to withdraw their funds and place them in more competitive products.

We use interest rate cap agreements to hedge against the negative impact of a significant and sustained rise in interest rates. Interest rate caps are contracts that require counterparties to pay us at specified future dates the amount, if any, by which a specified market interest rate exceeds the cap rate stated in the agreements, applied to a notional amount. As of December 31, 2004 and 2003, we had agreements with notional amounts of 4.0 billion and 2.6 billion, respectively. At December 31, 2004, the agreements had cap rates ranging from 150 to 600 basis points above prevailing interest rates. The cap rates in some contracts reset annually. These agreements expire in 2006 through 2009.

We also used swaptions to hedge against the negative impact of a significant and sustained rise in interest rates. Swaptions are options to enter into a swap at a specified future date. If the option is exercised at expiration, the option is either settled in cash or exercised into a swap agreement. We purchased swaptions to be settled in cash. At expiration, the counterparty was required to pay us the amount, if any, of the present value of the difference between the fixed rate on a market rate swap and the strike rate stated in the agreement, applied to a notional amount. There were no swaptions outstanding at December 31, 2003 or December 31, 2004.

For future periods, the fair value of our interest rate caps depend on the levels of future U.S. Treasury and U.S. dollar swap interest rates. The table below shows estimates of fair value levels for the cap portfolio at December 31, 2004 for future time periods and selected potential future interest rate levels.

Year Ended December 31, (in millions)	2004	2005	2006	2007	2008	2009
No change	$3.8	$0.8	$0.0	$0.0	$0.0	$0.0
Up 2%	37.5	15.9	3.5	0.1	0.0	0.0
Up 4%	131.9	76.1	31.5	5.6	0.5	0.0
Up 6%	290.1	202.4	115.8	47.0	10.5	1.6

We use interest rate swap agreements to hedge our exposure to floating rate bond coupon payments, replicating a fixed rate bond. An interest rate swap is a contractual agreement to exchange payments at one or more times based on the actual or expected level of one or more underlying interest rates. We are required to pay the counterparty the stream of variable interest payments based on the coupon payments from the hedged bonds, and in turn, receive a fixed payment from the counterparty, at a predetermined interest rate. In addition, we use interest rate swap agreements to hedge our exposure to interest rate fluctuations related to the forecasted purchase of assets to support newly acquired blocks of business or certain other portfolios of assets. Finally, we use interest rate swap agreements to hedge the risk of paying a higher fixed rate interest on junior subordinated debentures issued to affiliated trusts holding solely junior subordinated debentures and on senior debt than can be paid on long-term debt based on current interest rates in the marketplace. As of December 31, 2004 and 2003, we had swap agreements with a notional amount of $718.0 million and $694.8 million, respectively. The agreements expire in 2005 through 2050.

We use interest rate futures to hedge our liability exposure on certain options in variable annuity products. The options are related to GMWB features. These futures contracts require payment between us and our counterparty on a daily basis for changes in the futures index price. As of December 31, 2004, we had interest rate futures with a notional amount of $255.6 million. The contracts expire in 2005.

We used a treasury lock agreement to hedge our exposure to variability in future semi-annual interest payments, attributable to changes in the benchmark interest rate, related to the issuance of our 5-year, $250 million senior debt in 2002 and 10 year, $200 million senior debt in 2004. A treasury lock is an agreement that allows the holder to lock in a benchmark interest rate, so that if the benchmark interest rate increases, the holder is entitled to receive a payment from the counterparty equal to the present value of the difference in the benchmark interest rate at the determination date and the locked-in benchmark interest rate. If the benchmark interest rate decreases, the holder must pay the counterparty an amount equal to the present value of the difference in the benchmark interest rate at the determination date and the locked-in benchmark interest rate. As of December 31, 2004, we did not have any open treasury locks.

In addition to continuing existing programs, we may use derivative products in other strategies to limit risk and enhance returns, particularly in the management of investment spread businesses. We have established policies, guidelines and internal control procedures for the use of derivatives as tools to enhance management of the overall portfolio of risks assumed in our operations. Annually, our Board of Directors reviews our derivatives policy.

Table of Significant Exposures. The table below provides a general measure of our significant interest rate risk (principal amounts are shown by year of maturity and include amortization of premiums and discounts; notional amounts are shown by amount outstanding at the year-end given) as of December 31, 2004.

(in millions)	2005	2006	2007	2008	2009	There- after	Total	Fair Value
Rate Sensitive Assets
Fixed interest rate securities	$1,281.4	$1,251.7	$1,778.9	$2,146.3	$1,838.7	$25,353.1	$33,650.1	$34,599.2
Average interest rate	6.62%	6.36%	6.12%	5.80%	6.10%	6.27%	6.24%
Variable interest rate securities	$132.6	$15.4	$43.3	$94.9	$173.8	$3,703.0	$4,163.0	$3,336.5
Average interest rate	9.90%	5.27%	6.23%	4.86%	6.29%	5.02%	5.31%
Mortgage loans	$116.3	$251.6	$268.8	$153.3	$308.7	$2,774.7	$3,873.4	$4,146.3
Average interest rate	8.29%	8.11%	7.33%	6.89%	7.48%	6.97%	7.15%
Rate Sensitive Liabilities
Guaranteed Interest Contracts:
Interest paid at maturity	$29.0	$—	$—	$—	$—	$—	$29.0	$31.0
Average interest rate	10.72%						10.72%
Investment type insurance contracts, excluding guaranteed interest contracts (1)	$752.2	$924.3	$1,226.0	$1,268.5	$1,189.9	$15,887.1	$21,248.0	$21,774.1
Average interest rate	6.53%	6.44%	6.06%	5.64%	6.16%	6.20%	6.18%
Debt (2)	$214.4	$47.2	$250.0	$100.0	$0.0	$969.8	$1,581.4	$1,621.1
Average interest rate	6.75%	4.47%	5.25%	6.50%	0.00%	5.45%	5.63%
Rate Sensitive Derivative Financial Instruments:
Interest Rate and Foreign Currency Swaps:
Pay variable/receive fixed	$28.5	$21.3	$224.6	$99.0	$151.9	$234.5	$759.8	$34.1
Average pay rate	7.0%	2.5%	2.5%	2.7%	2.2%	3.2%	2.8%
Average receive rate	6.8%	5.1%	4.9%	5.6%	6.3%	7.0%	6.0%
Interest Rate Caps:
Outstanding notional	$4,000.0	$3,750.0	$1,900.0	$50.0	$—	$—	$—	$3.8
Average strike rate (3)	8.0%	8.0%	8.5%	8.5%
Forward CMT curve (4)	4.5%	4.9%	5.2%	5.5%
Interest Rate Futures:
March 05 10-year Treasury Notes—Outstanding notional	$75.6	$—	$—	$—	$—	$—		$—
March 05 10-year Treasury Bonds—Outstanding notional	$180.0	$—	$—	$—	$—	$—		$—

(1)	The information shown is for the fixed maturity securities and mortgage loans that support these insurance contracts.
(2)	Includes junior subordinated debentures issued to affiliated trusts.
(3)	The indexes are a mixture of five-year Constant Maturity Treasury (“CMT”) and Constant Maturity Swap (“CMS”).
(4)	The CMT curve is the five-year constant maturity treasury forward curve.

The table shows the principal amounts and fair values of assets, liabilities and derivatives having significant interest rate risks as of December 31, 2003.

(in millions)	Principal Amount	Fair Value
Fixed interest rate securities	$32,398.7	$33,152.5
Variable interest rate securities	3,671.7	2,734.9
Mortgage loans	4,212.1	4,556.0
Guaranteed interest contracts	66.0	72.0
Investment type insurance contracts (1)	20,862.1	21,315.1
Debt (2)	1,479.8	1,597.1
Interest rate and foreign currency swaps	712.7	54.0
Interest rate caps	—	13.2

(1)	The information shown is for the fixed maturity securities and mortgage loans that support these insurance contracts.
(2)	Includes junior subordinated debentures issued to affiliated trusts.

Foreign Currency Risk

Foreign Currency Denominated Investments. We invest in foreign currency securities for incremental return and risk diversification relative to United States Dollar-Denominated (“USD”) securities. The fair value of foreign securities totaled $1.2 billion as of December 31, 2004. We use foreign currency swaps to hedge some of the foreign exchange risk related to our investment in securities denominated in foreign currencies. The currency risk is hedged using foreign currency derivatives of the same currency as the bonds. The table below shows our exposure to foreign currency securities. Also included is the relevant information relating to the foreign currency derivatives that are hedging the currency risk of these securities. The table below presents the principal or notional amount in U.S. dollar equivalents by expected maturity for our foreign currency denominated investments and foreign currency swaps as of December 31, 2004.

(in millions of U.S. dollars except %s)	2005	2006	2007	2008	2009	There- After	Total	Fair Value
Currencies:
Canadian Dollar	—	4.3	16.7	8.1	—	27.5	56.6	58.0
Interest Rate	—	6.37%	4.65%	4.89%	—	6.10%	5.52%
British Pound	84.2	53.9	62.0	107.5	62.5	606.5	976.6	1,097.3
Interest Rate	7.48%	6.79%	6.94%	6.64%	6.22%	6.87%	6.86%
French Franc	—	2.4	—	—	—	—	2.4	2.4
Interest Rate	—	7.27%	—	—	—	—	7.27%
Total Currencies	84.2	60.6	78.7	115.6	62.5	634.0	1,035.6	1,157.7
Derivatives:
Foreign Currency Swaps	13.5	2.3	0.0	0.0	0.0	26.0	41.8	(5.6)

The table below presents the principal or notional amount in U.S. dollar equivalents of our foreign currency denominated investments and foreign currency swaps as of December 31, 2003.

(in millions of U.S. dollars)	Principal/ Notional	Fair Value
Currencies
British Pound	942.9	$1,059.7
Canadian Dollar	34.9	28.7
French Franc	14.7	2.9
All other currencies	—	—

Total Currencies	992.5	$1,091.3

Derivatives
Foreign Currency Swaps	17.9	(1.5)

Foreign Currency Forward Contracts. During 2002, we entered into foreign currency forward contracts to hedge our net investment in Lincoln UK. At December 31, 2003, the total notional and fair value for these contracts was 15.1 million and $(0.9) million, respectively. These contracts expired in 2004. There were no foreign currency forward contracts hedging the net investment in Lincoln UK outstanding at December 31, 2004.

Foreign Currency Swaps. A foreign currency swap is a contractual agreement to exchange the currencies of two different countries at a specified rate of exchange in the future. We use foreign currency swaps to convert the cash flow of foreign currency securities to U.S. dollars. As of December 31, 2004 and 2003, we had foreign currency swap agreements with a notional amount of 41.8 million and 17.9 million, respectively. The agreements expire in 2005 through 2014.

Equity Market Exposures

Our revenues, assets, liabilities and derivatives are exposed to equity market risk. Refer to “Equity Market Guidance” in Item 7 Management Discussion and Analysis of Financial Condition and Results of Operations for additional discussion of equity market risk.

Fee Revenues. The fee revenues of our Investment Management segment and fees earned from variable annuities and variable life insurance products are exposed to the risk of a decline in equity market values. These fees are generally a fixed percentage of the market value of assets under management. In a severe equity market decline, fee income could be reduced by not only reduced market valuations but also by customer withdrawals and redemptions. Such withdrawals and redemptions from equity funds and accounts might be partially offset by transfers to our fixed-income accounts and the transfer of funds to us from our competitors’ customers.

Assets. While we invest in equity assets with the expectation of achieving higher returns than would be available in our core fixed-income investments, the returns on, and values of, these equity investments are subject to somewhat greater market risk than our fixed-income investments. These investments, however, add diversification benefits to our fixed-income investments. The table below shows the sensitivity of price changes to our equity assets owned.

	December 31, 2004				December 31, 2003
(in millions)	Carrying Value	Fair Value	10% Fair Value Increase	10% Fair Value Decrease	Carrying Value	Fair Value
U.S. Equities	$43.3	$43.3	$47.6	$39.0	$60.6	$60.6
Foreign Equities	—	—	—	—	132.4	132.4
Emerging Market Equities	117.8	117.8	129.6	106.0	6.1	6.1

Subtotal	161.1	161.1	177.2	145.0	199.1	199.1
Real Estate	191.4	205.1	225.6	184.6	112.9	126.0
Other Equity Interests	311.2	311.0	342.1	279.9	298.1	297.9

Total	$663.7	$677.1	$744.9	$609.5	$610.1	$623.0

Equity Derivatives (1):
(in millions)	Notional Value	Fair Value	10% Fair Value Increase	10% Fair Value Decrease
Equity Futures	$99.0	$0.0	$(9.9)	$9.9
Total Return Swaps	90.4	0.0	9.0	(9.1)
Put Options	400.0	39.0	30.7	49.9

Total	$589.4	$39.0	$29.8	$50.7

(1)	Assumes a +/– 10% change in underlying indexes. Fair value above does not reflect daily settlement of futures or monthly settlement of total return swaps.

Liabilities. We have exposure to changes in our stock price through stock appreciation rights (“SARs”) issued in 2000 through 2004. The aggregate value for vested and non-vested SARs was $9.5 million and $4.9 million at December 31, 2004, respectively. The aggregate value for vested and non-vested SARs was $9.8 million and $6.6 million at December 31, 2003, respectively. This program is being hedged with equity derivatives as discussed below.

Derivatives Hedging Equity Risks. We use OTC equity call options on our stock to hedge against the increase in our liabilities arising from stock appreciation rights granted on our stock in 2000 through 2004. These call options require the counterparty to pay us at specified future expiration dates the amount, if any, of the increase in our stock price over the strike price of the option, applied to the number of contracts. We had 1.3 million and 1.5 million call options on an equal number of shares of our stock at December 31, 2004 and 2003, respectively. The call option expirations are matched to the liabilities and expire in 2005 through 2009.

We use total return swaps to hedge a portion of the liability related to our deferred compensation plans. We receive the total return on a portfolio of indexes and pay a floating rate of interest. As of December 31, 2004, we had total return swaps with a notional amount of $90.4 million. The total return swaps expire in 2009.

We use put options to hedge a portion of the liability related to our variable annuity products with a GMWB and GMDB feature. Put options are contracts that require counterparties to pay us at a specified future date the amount, if any, by which a specified equity index is less than the strike rate stated in the agreement, applied to a notional amount. As of December 31, 2004, we had puts with a notional amount of $400.0 million. The puts expire in 2009 through 2014.

We use equity futures to hedge a portion of the liability related to our variable annuity products with a GMWB feature. These futures contracts require payment between us and our counterparty on a daily basis for changes in the futures index price. As of December 31, 2004, we had equity futures with a notional amount of $99.0 million. The equity futures expire in 2005.

Default Risk. Our portfolio of invested assets was $44.5 billion as of December 31, 2004. Of this total, $29.4 billion consists of corporate bonds and $3.9 billion consists of commercial mortgages. We manage the risk of adverse default experience on these investments by applying disciplined credit evaluation and underwriting standards, prudently limiting allocations to lower-quality, higher-yielding investments, and diversifying exposures by issuer, industry, region and property type. For each counterparty or borrowing entity and its affiliates, our exposures from all transactions are aggregated and managed in relation to formal limits set by rating quality and industry group. We remain exposed to occasional adverse cyclical economic downturns during which default rates may be significantly higher than the long-term historical average used in pricing. As of December 31, 2003, we had a portfolio of invested assets of $42.8 billion.

We are depending on the ability of derivative product dealers and their guarantors to honor their obligations to pay the contract amounts under various derivatives agreements. In order to minimize the risk of default losses, we diversify our exposures among several dealers and limit the amount of exposure to each in accordance with the credit rating of each dealer or its guarantor. We generally limit our selection of counterparties that are obligated under these derivative contracts to those with an A credit rating or above.

Credit-Related Derivatives. We use various credit-related derivatives to minimize exposure to various credit-related risks. We use credit default swaps to hedge against a drop in bond prices due to credit concerns of certain bond issuers. A credit swap allows us to put the bond back to the counterparty at par upon a credit event by the bond issuer. A credit event is defined as bankruptcy, failure to pay, or obligation acceleration. As of December 31, 2004 and 2003, we had credit swaps with a notional amount of $8.0 million. The credit swaps expire in 2006.

We also sell credit default swaps to offer credit protection to investors. The credit default swaps hedge the investor against a drop in bond prices due to credit concerns of certain bond issuers. A credit swap allows the investor to put the bond back to us at par upon a credit event by the bond issuer. A credit event is defined as bankruptcy, failure to pay, or restructuring. As of December 31, 2004, we had credit default swaps with a notional amount of $5.0 million. The credit default swaps expire in 2009.

Item 8. Financial Statements and Supplementary Data

Selected Quarterly Financial Data

	(in millions, except per share data)
Operating Results by Quarter	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
2004 Data
Premiums and other considerations	$601.6	$661.8	$659.5	$667.6
Net investment income	677.5	683.1	669.4	674.1
Realized gain (loss) on investments, derivatives and sale of subsidiaries	(20.1)	13.8	77.2	6.0
Income before cumulative effect of accounting changes	155.0	187.0	199.7	189.9
Net income	$130.5	$187.0	$199.7	$189.9
Per share data—basic
Income before cumulative effect of accounting changes	$0.87	$1.05	$1.14	$1.09
Net income	0.73	1.05	1.14	1.09
Per share data—diluted
Income before cumulative effect of accounting changes	0.86	1.04	1.12	1.07
Net income	$0.72	$1.04	$1.12	$1.07

2003 Data
Premiums and other considerations	$536.2	$555.7	$585.5	$611.8
Net investment income	654.6	660.2	664.4	659.2
Realized gain (loss) on investments, derivatives and sale of subsidiaries	(91.5)	(2.7)	18.9	56.0
Net income	$41.6	$142.7	$133.3	$194.3
Net income per share
Basic	0.23	0.81	0.75	1.09
Diluted	$0.23	$0.80	$0.74	$1.08

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting for LNC to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of internal control over financial reporting effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Management assessed our internal control over financial reporting as of December 31, 2004, the end of our fiscal year. Management based its assessment on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on the assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included immediately below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Lincoln National Corporation

We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that Lincoln National Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Lincoln National Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Lincoln National Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Lincoln National Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2004 consolidated financial statements of Lincoln National Corporation and our report dated March 8, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania

March 8, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Lincoln National Corporation

We have audited the accompanying consolidated balance sheets of Lincoln National Corporation (“Corporation”) as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedules listed in the Index at Item 15(a)(2). These financial statements and schedules are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lincoln National Corporation at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Notes 1 and 2 to the consolidated financial statements, in 2004 the Corporation changed its method of accounting for certain non-traditional long-duration contracts and for separate accounts. Also, as discussed in Note 2 to the consolidated financial statements, in 2003 the Corporation changed its method of accounting for stock compensation costs, certain reinsurance arrangements and costs associated with exit or disposal activities.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Lincoln National Corporation’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania

March 8, 2005

Consolidated Financial Statements

The Consolidated Financial Statements and Notes to Consolidated Financial Statements of Lincoln National Corporation and Subsidiaries can be found on the following pages:

LINCOLN NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31
	2004	2003
	(000s omitted)
ASSETS
Investments:
Securities available-for-sale, at fair value:
Fixed maturity (cost: 2004—$32,815,424; 2003—$30,959,445)	$34,700,604	$32,769,479
Equity (cost: 2004—$145,809; 2003—$173,519)	161,127	199,078
Trading securities	3,237,377	3,120,127
Mortgage loans on real estate	3,856,908	4,195,028
Real estate	191,364	112,881
Policy loans	1,870,593	1,924,391
Derivative investments	102,456	82,475
Other investments	386,830	374,180

Total Investments	44,507,259	42,777,639
Cash and invested cash	1,661,686	1,711,196
Property and equipment	207,118	235,181
Deferred acquisition costs	3,444,965	3,147,139
Premiums and fees receivable	232,942	352,116
Accrued investment income	525,137	522,720
Assets held in separate accounts	55,204,595	46,565,156
Federal income taxes	—	45,900
Amounts recoverable from reinsurers	7,067,549	7,839,196
Goodwill	1,195,861	1,234,693
Other intangible assets	1,116,120	1,230,424
Other assets	1,056,033	1,083,508

Total Assets	$116,219,265	$106,744,868

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Insurance and Investment Contract Liabilities:
Insurance policy and claim reserves	$24,328,125	$24,712,732
Contractholder funds	23,074,398	22,605,333
Liabilities related to separate accounts	55,204,595	46,565,156

Total Insurance and Investment Contract Liabilities	102,607,118	93,883,221
Short-term debt	214,415	43,976
Long-term debt	1,048,636	1,117,540
Junior subordinated debentures issued to affiliated trusts	339,800	341,295
Reinsurance related derivative liability	375,342	352,258
Funds withheld reinsurance liabilities	1,895,092	1,817,905
Federal income taxes payable	77,624	—
Other liabilities	2,572,669	2,452,201
Deferred gain on indemnity reinsurance	912,980	924,847

Total Liabilities	110,043,676	100,933,243
Shareholders’ Equity:
Series A preferred stock—10,000,000 shares authorized (2004 liquidation value—$1,353)	566	593
Common stock—800,000,000 shares authorized	1,654,785	1,528,701
Retained earnings	3,589,533	3,413,302
Accumulated Other Comprehensive Income:
Foreign currency translation adjustment	154,301	108,993
Net unrealized gain on securities available-for-sale	822,851	793,054
Net unrealized gain on derivative instruments	14,032	22,094
Minimum pension liability adjustment	(60,479)	(55,112)

Total Accumulated Other Comprehensive Income	930,705	869,029

Total Shareholders’ Equity	6,175,589	5,811,625

Total Liabilities and Shareholders’ Equity	$116,219,265	$106,744,868

See Notes to the Consolidated Financial Statements on pages 120 through 184.

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31
	2004	2003	2002
	(000s omitted except for per share amounts)
Revenue:
Insurance premiums	$298,904	$280,951	$315,943
Insurance fees	1,586,283	1,417,488	1,410,831
Investment advisory fees	252,500	205,018	183,317
Net investment income	2,704,129	2,638,526	2,631,910
Realized gain (loss) on investments	76,798	356,389	(279,783)
Amortization of deferred gain on indemnity reinsurance	88,282	75,842	74,381
Other revenue and fees	364,378	309,667	298,863

Total Revenue	5,371,274	5,283,881	4,635,462
Benefits and Expenses:
Benefits	2,303,652	2,414,443	2,846,919
Underwriting, acquisition, insurance and other expenses	1,931,504	1,726,774	1,745,771
Interest and debt expense	100,460	95,101	96,613

Total Benefits and Expenses	4,335,616	4,236,318	4,689,303
Income (loss) before Federal Income Taxes and Cumulative Effect of Accounting Changes	1,035,658	1,047,563	(53,841)
Federal income taxes (benefit)	304,147	280,408	(102,646)

Income before Cumulative Effect of Accounting Changes	731,511	767,155	48,805
Cumulative Effect of Accounting Changes (net of Federal Income Taxes)	(24,502)	(255,219)	—

Net Income	$707,009	$511,936	$48,805

Earnings Per Common Share-Basic
Income before Cumulative Effect of Accounting Changes	$4.15	$4.33	$0.27
Cumulative Effect of Accounting Changes (net of Federal Income Taxes)	(0.14)	(1.44)	—

Net Income	$4.01	$2.89	$0.27

Earnings Per Common Share-Diluted:
Income before Cumulative Effect of Accounting Changes	$4.09	$4.27	$0.26
Cumulative Effect of Accounting Changes (net of Federal Income Taxes)	(0.14)	(1.42)	—

Net Income	$3.95	$2.85	$0.26

See Notes to the Consolidated Financial Statements on pages 120 through 184.

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Year Ended December 31
	2004	2003	2002
	(000s omitted except for per share amounts)
Series A Preferred Stock:
Balance at beginning-of-year	$593	$666	$762
Conversion into common stock	(27)	(73)	(96)

Balance at End-of-Year	566	593	666

Common Stock:
Balance at beginning-of-year	1,528,701	1,467,439	1,376,098
Conversion of series A preferred stock	27	73	96
Stock compensation/issued for benefit plans	149,226	61,189	142,783
Deferred compensation payable in stock	46,390	—	—
Cancelled / issued for acquisition of subsidiaries	—	—	(474)
Retirement of common stock	(69,559)	—	(51,064)

Balance at End-of-Year	1,654,785	1,528,701	1,467,439

Retained Earnings:
Balance at beginning-of-year	3,413,302	3,144,831	3,753,774
Comprehensive income	768,685	646,411	610,176
Less other comprehensive income (loss) (net of federal income tax):
Foreign currency translation adjustment	45,308	58,213	58,842
Net unrealized gain on securities available-for-sale, net of reclassification adjustment	29,797	39,782	557,591
Net unrealized gain (loss) on derivative instruments	(8,062)	(6,255)	6,826
Minimum pension liability adjustment	(5,367)	42,735	(61,888)

Net Income	707,009	511,936	48,805
Retirement of common stock	(280,670)	—	(423,422)
Dividends declared:
Series A preferred ($3.00 per share)	(53)	(58)	(60)
Common (2004-$1.415; 2003-$1.355; 2002-$1.295)	(250,055)	(243,407)	(234,266)

Balance at End-of-Year	3,589,533	3,413,302	3,144,831

Foreign Currency Translation Adjustment:
Balance at beginning-of-year	108,993	50,780	(8,062)
Change during the year	45,308	58,213	58,842

Balance at End-of-Year	154,301	108,993	50,780

Net Unrealized Gain on Securities Available-for-Sale:
Balance at beginning-of-year	793,054	753,272	195,681
Change during the year	29,797	39,782	557,591

Balance at End-of-Year	822,851	793,054	753,272

Net Unrealized Gain on Derivative Instruments:
Balance at beginning-of-year	22,094	28,349	21,523
Change during the year	(8,062)	(6,255)	6,826

Balance at End-of-Year	14,032	22,094	28,349

Minimum Pension Liability Adjustment:
Balance at beginning-of-year	(55,112)	(97,847)	(35,959)
Change during the year	(5,367)	42,735	(61,888)

Balance at End-of-Year	(60,479)	(55,112)	(97,847)

Total Shareholders’ Equity at End-of-Year	$6,175,589	$5,811,625	$5,347,490

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

-CONTINUED-

	Year Ended December 31
	2004	2003	2002
	(Number of Shares)
Series A Preferred Stock:
Balance at beginning-of-year	17,746	20,118	23,034
Conversion into common stock	(834)	(2,372)	(2,916)

Balance at End-of-Year	16,912	17,746	20,118
Common Stock:
Balance at beginning-of-year	178,212,455	177,307,999	186,943,738
Conversion of series A preferred stock	13,344	37,952	46,656
Stock compensation/issued for benefit plans	2,943,841	866,504	2,416,951
Cancelled/issued for acquisition of subsidiaries	—	—	(11,246)
Retirement of common stock	(7,611,910)	—	(12,088,100)

Balance Issued and Outstanding at End-of-Year	173,557,730	178,212,455	177,307,999

Common Stock at End-of-Year:
Assuming conversion of preferred stock	173,828,322	178,496,391	177,629,887
Diluted basis	176,097,420	180,695,189	178,544,446

See Notes to the Consolidated Financial Statements on pages 120 through 184.

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2004	2003	2002
	(000s omitted)
Cash Flows from Operating Activities:
Net income	$707,009	$511,936	$48,805
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred acquisition costs	(354,066)	(335,651)	(280,587)
Premiums and fees receivable	96,510	(139,173)	187,134
Accrued investment income	(2,417)	14,000	26,770
Policy liabilities and accruals	(470,845)	16,054	(361,432)
Net trading securities purchases, sales and maturities	(64,401)	(467,098)	—
Gain (loss) on reinsurance embedded derivative/trading securities	970	(4,118)	—
Cumulative effect of accounting change	37,695	392,541	—
Contractholder funds	778,502	1,120,520	852,098
Amounts recoverable from reinsurers	300,820	(527,082)	222,771
Federal income taxes	134,934	222,617	(53,504)
Federal income taxes paid on proceeds from disposition	—	—	(516,152)
Stock-based compensation expense	55,635	59,313	60,163
Provisions for depreciation	61,116	65,627	36,266
Amortization of other intangible assets	130,040	88,153	144,717
Realized loss on investments and derivative instruments	57,248	19,191	271,526
(Gain) loss on sale of subsidiaries/business	(135,015)	—	8,258
Amortization of deferred gain	(88,282)	(75,842)	(74,381)
Other	(134,877)	82,965	(76,399)

Net Adjustments	403,567	532,017	447,248

Net Cash Provided by Operating Activities	1,110,576	1,043,953	496,053
Cash Flows from Investing Activities:
Securities-available-for-sale:
Purchases	(9,323,526)	(13,791,838)	(14,232,238)
Sales	5,253,386	8,425,329	8,389,010
Maturities	2,468,286	3,071,282	2,539,219
Purchase of other investments	(1,937,871)	(1,523,384)	(1,281,117)
Sale or maturity of other investments	2,188,422	1,768,833	1,776,515
Proceeds from disposition of business	173,560	—	(195,000)
Increase (decrease) in cash collateral on loaned securities	181,013	112,236	(95,341)
Other	(56,712)	(117,198)	(165,288)

Net Cash Used in Investing Activities	(1,053,442)	(2,054,740)	(3,264,240)
Cash Flows from Financing Activities:
Long-term debt
Redemption of debentures	(126,621)	—	—
Issuance	243,767	—	248,990
Junior subordinated debentures issued to affiliated trusts
Retirement / call	—	(204,987)	(81,998)
Issuance	—	145,275	—
Net decrease in short-term debt	(22,476)	(109,069)	(197,158)
Universal life and investment contract deposits	4,928,315	4,935,740	5,305,499
Universal life and investment contract withdrawals	(3,353,031)	(2,746,914)	(3,262,194)
Investment contract transfers	(1,336,438)	(816,826)	108,479
Increase in funds withheld liability	77,187	55,879	—
Common stock issued for benefit plans	82,033	12,699	82,620
Retirement of common stock	(350,229)	—	(474,486)
Other liabilities—retirement of common stock	—	—	(131,890)
Dividends paid to shareholders	(249,151)	(240,348)	(234,621)

Net Cash Provided by (Used in) Financing Activities	(106,644)	1,031,449	1,363,241

Net Increase (Decrease) in Cash and Invested Cash	(49,510)	20,662	(1,404,946)
Cash and Invested Cash at Beginning-of-Year	1,711,196	1,690,534	3,095,480

Cash and Invested Cash at End-of-Year	$1,661,686	$1,711,196	$1,690,534

See Notes to the Consolidated Financial Statements on pages 120 through 184.

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Basis of Presentation. The accompanying Consolidated Financial Statements include Lincoln National Corporation (“LNC”) and its majority-owned subsidiaries. Through subsidiary companies, LNC operates multiple insurance and investment management businesses divided into four business segments (see Note 10). The collective group of companies uses “Lincoln Financial Group” as its marketing identity. Less than majority-owned entities in which LNC has at least a 20% interest are reported on the equity basis. These Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States.

Use of Estimates. The nature of the insurance and investment management businesses requires management to make numerous estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Actual results may differ from those estimates.

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

Realized gain (loss) on investments includes realized gains and (losses) from the sale of investments, derivative gains (losses), gains on sale of subsidiaries/business, and net gain on reinsurance embedded derivative/trading securities. See Note 3 for additional detail. Realized gain (loss) on investments is recognized in net income, net of associated amortization of deferred acquisition costs and investment expenses, using the specific identification method. Changes in the fair values of available-for-sale securities carried at fair value are reported as a component of accumulated other comprehensive income, after deductions for related adjustments for deferred acquisition costs and amounts required to satisfy policyholder commitments that would have been recorded had these securities been sold at their fair value, and after deferred taxes or credits to the extent deemed recoverable.

Derivative Instruments. LNC hedges certain portions of its exposure to interest rate risk, credit risk, foreign exchange risk and equity risk fluctuations by entering into derivative transactions. A description of LNC’s accounting for its hedging of such risks is discussed in the following paragraphs.

LNC recognizes all derivative instruments as either assets or liabilities in the Consolidated Balance Sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, LNC must designate the hedging instrument based upon the exposure being hedged—as a cash flow hedge, fair value hedge or a hedge of a net investment in a foreign operation. As of December 31, 2004 and 2003, LNC had derivative instruments that were designated and qualified as cash flow hedges and fair value hedges and, as of December 31, 2003, hedges of a net investment in a foreign operation. In addition, LNC had derivative instruments that were economic hedges, but were not designated as hedging instruments under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”).

For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (“OCI”) and reclassified into net income in the same period or periods during which the hedged transaction affects net income. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of designated future cash flows of the hedged item (hedge ineffectiveness), if any, is recognized in net income during the period of change. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in net income during the period of change in fair values. For

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

derivative instruments that are designated and qualify as a hedge of a net investment in a foreign operation, the gain or loss is reported in OCI as part of the cumulative translation adjustment to the extent it is effective. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in current income during the period of change.

LNC has certain Modco and CFW reinsurance arrangements with embedded derivatives related to the funds withheld assets. These derivatives are considered total return swaps with contractual returns that are attributable to various assets and liabilities associated with these reinsurance arrangements. Changes in the fair value of these derivatives are recorded in net income as they occur. Offsetting these amounts are corresponding changes in the fair value of trading securities in portfolios that support these arrangements.

See Note 8 for further discussion of LNC’s accounting policy for derivative instruments.

Loaned Securities. Securities loaned are treated as collateralized financing transactions and a liability is recorded equal to the cash collateral received which is typically greater than the market value of the related securities loaned. This liability is included within other liabilities within LNC’s Consolidated Balance Sheet. In other instances, LNC will hold as collateral securities with a market value at least equal to the securities loaned. Securities held as collateral are not recorded in LNC’s Consolidated Balance Sheet. LNC’s agreements with third parties generally contain contractual provisions to allow for additional collateral to be obtained when necessary. LNC values collateral daily and obtains additional collateral when deemed appropriate.

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

Investment Advisory Fees. As specified in the investment advisory agreements with the mutual funds, fees are generally determined and recognized as revenues monthly, based on the average daily net assets of the mutual

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

funds managed. Investment advisory contracts with non-mutual fund clients generally provide for the determination and payment of advisory fees based on market values of managed portfolios at the end of a calendar month or quarter, or the average of the market values at the beginning and end of the monthly or quarterly period. Investment management and advisory contracts typically are renewable annually by the fund’s board. Contracts with non-mutual fund clients normally continue until terminated by either party or at the end of a specified term and often have cancellation clauses ranging up to 30 to 180 days. Investment advisory fees include amounts that are ultimately paid to sub-advisors for managing the sub-advised assets.

Other Revenues and Fees. Other revenue and fees primarily consist of amounts earned by LNC’s retail distribution arm, Lincoln Financial Advisors (“LFA”) from sales of third party insurance and investment products. Such revenue is recorded as earned at the time of sale. Also include revenues from our Life Insurance, Investment Management and Lincoln UK segment.

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

Deferred Acquisition Costs, Deferred Front End Loads, Deferred Sales Inducements. Commissions and other costs of acquiring universal life insurance, variable universal life insurance, unit-linked products, traditional life insurance, annuities and other investment contracts, which vary with and are primarily related to the production of new business, have been deferred to the extent recoverable. The methodology for determining the amortization of acquisition costs varies by product type based on two different accounting pronouncements: Statement of Financial Accounting Standards No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments” (“FAS 97”) and Statement of Financial Accounting Standards No. 60, “Accounting and Reporting by Insurance Enterprises” (“FAS 60”). Under FAS 97, acquisition costs for universal life and variable universal life insurance and investment-type products, which include unit-linked products and fixed and variable deferred annuities, are amortized over the lives of the policies in relation to the incidence of estimated gross profits from surrender charges, investment, mortality net of reinsurance ceded and expense margins, and actual realized gain (loss) on investments. Past amortization amounts are adjusted when revisions are made to the estimates of current or future gross profits expected from a group of products. Policy lives for universal and variable universal life policies are estimated to be 30 years, based on the expected lives of the policies and are variable based on the inception of each policy for unit-linked policies. Policy lives for fixed and variable deferred annuities are 14 to 20 years for the traditional, long surrender charge period products and 8 to 10 years for the more recent short-term, or no surrender charge variable products. The front-end load annuity product has an assumed life of 25 years. Longer lives are assigned to those blocks that have demonstrated favorable experience.

Under FAS 60, acquisition costs for traditional life insurance products, which include whole life and term life insurance contracts are amortized over periods of 10 to 30 years on either a straight-line basis or as a level percent of premium of the related policies depending on the block of business. There are currently no deferred acquisition costs (“DAC”) being amortized under FAS 60 for fixed and variable payout annuities.

For all FAS 97 and FAS 60 policies, amortization is based on assumptions consistent with those used in the development of the underlying policy form adjusted for emerging experience and expected trends.

Policy sales charges that are collected in the early years of an insurance policy have been deferred (referred to as “deferred front-end loads” or “DFEL”) and are amortized into income over the life of the policy in a manner consistent with that used for DAC. (See above for discussion of amortization methodologies.)

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Bonus credits and excess DCA interest are considered sales inducement and deferred as a sales inducement asset (referred to as “deferred sales inducements” or “DSI”) included in other assets. DSI is amortized as a benefit expense over the expected life of the contract. Amortization is computed using the same methodology and assumptions used in amortizing DAC.

Benefits and Expenses. Benefits and expenses for universal life-type and other interest-sensitive life insurance products include interest credited to policy account balances and benefit claims incurred during the period in excess of policy account balances. Interest crediting rates associated with funds invested in the general account of LNC’s insurance subsidiaries during 2002 through 2004 ranged from 4.00% to 7.00%. For traditional life, group health and disability income products, benefits and expenses, other than deferred acquisition costs, are recognized when incurred in a manner consistent with the related premium recognition policies. Benefits and expenses includes the change in reserves for annuity products with guaranteed benefits, such as guaranteed minimum death benefits (“GMDB”), and the change in fair values of guarantees for annuity products with guaranteed minimum withdrawal benefits (“GMWB”).

Interest and debt expense includes interest on junior subordinated debentures issued to affiliated trusts.

Goodwill and Other Intangible Assets. Goodwill, as measured by the excess of the cost of acquired subsidiaries or businesses over the fair value of net assets acquired, is not amortized, but is subject to impairment tests conducted at least annually.

Other intangible assets for acquired insurance businesses consist of the value of existing blocks of business (referred to as the “present value of in-force”). The present value of in-force (“PVIF”) is amortized over the expected lives of the block of insurance business in relation to the incidence of estimated profits expected to be generated on universal life, variable universal life and investment-type products acquired, (i.e., unit-linked products and variable deferred annuities) and over the premium paying period for insurance products acquired, (i.e., traditional life insurance products). Amortization is based upon assumptions used in pricing the acquisition of the block of business and is adjusted for emerging experience. Accordingly, amortization periods and methods of amortization for present value of in-force vary depending upon the particular characteristics of the underlying blocks of acquired insurance business. PVIF is amortized in a manner consistent with DAC.

Other intangible assets for acquired Investment Management subsidiaries include institutional customer relationships, covenants not to compete and mutual fund customer relationships. These assets are still required to be amortized on a straight-line basis over their useful life for periods ranging from 14 to 15 years depending upon the characteristics of the particular underlying relationships for the intangible asset.

The carrying values of other intangible assets are reviewed periodically for indicators of impairment in value that are other than temporary, including unexpected or adverse changes in the following: (1) the economic or competitive environments in which the company operates, (2) profitability analyses, (3) cash flow analyses, and (4) the fair value of the relevant subsidiary. If there was an indication of impairment then the cash flow method would be used to measure the impairment and the carrying value would be adjusted as necessary.

Insurance and Investment Contract Liabilities. The liabilities for future policy benefits and claim reserves for universal and variable universal life insurance policies consist of policy account balances that accrue to the benefit of the policyholders, excluding surrender charges. The liabilities for future insurance policy benefits and claim reserves for traditional life policies are computed using assumptions for investment yields, mortality and withdrawals based principally on generally accepted actuarial methods and assumptions at the time of policy issue. Interest assumptions for traditional direct individual life reserves for all policies range from 2.25% to 7.00% depending on the time of policy issue. The interest assumptions for immediate and deferred paid-up annuities range from 0.75% to 13.50%.

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Beginning January 1, 2004, the liabilities for future claim reserves for variable annuity products containing GMDB features are calculated by multiplying the benefit ratio (present value of total expected GMDB payments over the life of the contract divided by the present value of total expected assessments over the life of the contract) by the cumulative assessments recorded from the contract inception through the balance sheet date less the cumulative GMDB payments plus interest. The change in the reserve for a period is then the benefit ratio multiplied by the assessments recorded for the period less GMDB claims paid in the period plus interest. If experience or assumption changes result in a new benefit ratio, the reserves are unlocked to reflect the changes in a manner similar to DAC. Prior to January 1, 2004, the liabilities for future claim reserves for the GMDB feature were a function of the net amount at risk (“NAR”), mortality, persistency and incremental death benefit mortality and expense assessments (“M&E”) expected to be incurred over the period of time for which the NAR was positive.

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

The business written or assumed by LNC includes participating life insurance contracts, under which the policyholder is entitled to share in the earnings of such contracts via receipt of dividends. The dividend scale for participating policies is reviewed annually and may be adjusted to reflect recent experience and future expectations. As of December 31, 2004 and 2003 participating policies comprised 3.5%, and 4.0% of the face amount of insurance in force, and dividend expenses were $78.3 million, $82.5 million, and $76.7 million for the years ended December 31, 2004, 2003, and 2002, respectively.

Reinsurance. LNC’s insurance companies enter into reinsurance agreements with other companies in the normal course of their business. Prior to the acquisition of LNC’s reinsurance operations by Swiss Re in 2001, LNC’s insurance subsidiaries assumed reinsurance from unaffiliated companies. The transaction with Swiss Re involved a series of indemnity reinsurance transactions combined with the sale of certain stock companies that comprised LNC’s reinsurance operations. Assets/Liabilities and premiums/benefits from certain reinsurance contracts that grant statutory surplus relief to other insurance companies are netted on the balance sheets and income statements, respectively, since there is a right of offset. All other reinsurance agreements including the Swiss Re indemnity reinsurance transaction are reported on a gross basis, with the exception of Modco agreements for which the right of offset also exists.

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

Advertising. LNC expenses, as incurred, the cost of producing and disseminating company advertising.

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

2. Changes in Accounting Principles and Changes in Estimates

Statement of Position 03-1. In July 2003, the Accounting Standards Executive Committee (“AcSEC”) of the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (“the SOP”). LNC implemented the provisions of the SOP as of January 1, 2004. Adjustments arising from implementation, as discussed below, have been recorded in net income as a cumulative effect of accounting change.

The SOP provides guidance related to the reporting and disclosure of certain insurance contracts and separate accounts, including guidance for computing reserves for products with guaranteed benefits, such as GMDB, and for products with annuitization benefits such as guaranteed minimum income benefits. In addition, the SOP addresses the presentation and reporting of separate accounts, the capitalization and amortization of sales inducements, and secondary guarantees on universal-life type contracts.

GMDB Reserves. Although there was no method prescribed under generally accepted accounting principles for GMDB reserving until the issuance of the SOP, LNC’s Retirement segment has been recording a reserve for GMDBs. At December 31, 2003, LNC’s GMDB reserve was $46.4 million. Based upon a comparison of the requirements of the SOP to LNC’s established practice of reserving for GMDB, the adoption of the GMDB reserving methodology under the SOP resulted in a decrease to reserves of $9.7 million pre-tax. GMDB reserves were $18.2 million at December 31, 2004.

Under the SOP, the reserve is calculated by multiplying the benefit ratio (present value of total expected GMDB payments over the life of the contract divided by the present value of total expected assessments over the life of the contract) by the cumulative assessments recorded from the contract inception through the balance sheet date less the cumulative GMDB payments plus interest. The change in the reserve for a period is then the benefit ratio multiplied by the assessments recorded for the period less GMDB claims paid in the period plus interest. If experience or assumption changes result in a new benefit ratio, the reserves are unlocked to reflect the changes in a manner similar to DAC.

Application of the SOP impacts estimated gross profits (“EGPs”) used to calculate amortization of DAC, the present value of acquired blocks of in-force policies (“ PVIF”), deferred sales inducements (“DSI”), and the liability for deferred front-end loads (“DFEL”). The benefit ratio approach under the SOP results in a portion of future GMDB fees being accrued as a liability for future GMDB reserves. As a result, the EGPs used in LNC’s determination of DAC amortization are lower under the SOP. Therefore upon adoption of the SOP LNC reported an unfavorable DAC/PVIF/DSI/DFEL unlocking as a negative cumulative effect adjustment of $43.2 million, pre-tax, in 2004.

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The combined effects of the GMDB reserve requirements and related unlocking adjustments from implementation of the SOP resulted in a charge to net income for the cumulative effect of accounting change of $33.5 million, pre-tax, ($21.8 million after-tax) in 2004.

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

LNC previously deferred bonus credits as part of the DAC asset and reported the amortization of bonus credits as part of DAC amortization. Upon implementation of the SOP, LNC reclassified bonus credits of $45.2 million from DAC to DSI, which are reported in other assets on the balance sheet. Amortization of the deferred sales inducement asset is reported as part of benefit expense. Prior period balance sheet and income statement line item presentation has been reclassified to conform to the new basis of presentation.

LNC previously reported excess DCA interest as benefit expense when the excess interest was earned under the contract. As required by the SOP, during the first quarter of 2004, LNC began deferring excess DCA interest as deferred sales inducements and amortizing these deferred sales inducements as benefit expense over the expected life of the contract. Over the long run the same amount of excess DCA interest expense will emerge under the SOP as under LNC’s previous accounting method. However, due to the prospective treatment of new deferred sales inducements, LNC’s net income was slightly higher under the SOP for 2004 relative to the approach used for last year. This pattern is expected to continue for near term financial reporting periods. Net income for the year ended December 31, 2004 increased $7.9 million compared to 2003 due to excess DCA interest capitalized under the SOP.

Universal Life Contracts. LNC’s Life Insurance segment offers an array of individual and survivor-life universal life insurance products that contain features for which the SOP might apply. A review of the products and their features for possible SOP implications concluded that no additional reserves would be necessary with the exception of the MoneyGuardSM product. MoneyGuardSM is a universal life insurance product with an acceleration of death benefit feature that provides convalescent care benefit payments when the insured becomes chronically ill. There is an optional extension of benefit rider available that will provide continuation of the convalescent care benefit payments once the total benefits from the base policy have been exhausted. The optional extended benefit payments can be for 2 years, 4 years, or the remaining life of the insured. Charges for the extension rider are deducted from the base policy account value and vary by the length of extension period selected. The adoption of the SOP resulted in a charge recorded as a cumulative effect of accounting change of $2.7 million, after-tax, for the extension of benefit feature in MoneyGuardSM.

FASB Staff Position No. FAS 97-1—Situations in Which Paragraphs of FASB Statement No. 97 Permit or Require Accrual of an Unearned Revenue Liability. In June of 2004, the Financial Accounting Standards Board (“FASB”) issued Financial Staff Position FAS 97-1 (“FSP 97-1”), which was effective for the third quarter 2004. FSP 97-1 clarifies that the SOP did not restrict the recording of a liability for unearned revenue as defined in accordance with paragraphs 17(b) and 20 of Statement of Accounting Standards No. 97 “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments” to only those situations where profits are followed by expected losses. LNC implemented the requirements of FSP 97-1, and they did not have any effect on LNC’s results of operations.

Accounting for Share-Based Payment. In December 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment (“FAS 123(r)”), which is a revision of FASB Statement No. 123, “Accounting for

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation.” FAS 123(r) requires all share-based payments to employees to be recognized in the income statement based on their fair values. As discussed in Note 1, LNC had previously adopted the retroactive restatement method under FAS148 and restated all periods presented to reflect stock-based employee compensation cost under the fair value accounting method in FAS 123 for all employee awards granted, modified or settled in fiscal years beginning after December 15, 1994.

LNC currently uses the Black-Scholes formula to estimate the value of stock options granted to employees and expects to continue to use this acceptable option valuation model upon the required adoption of FAS 123(r) on July 1, 2005. FAS 123(r) also requires that the benefits of tax deductions in excess of recognized compensation cost be reported as financing cash flow, rather than as an operating cash flow as currently required. LNC does not anticipate that adoption for FAS 123(r) will have a material effect on results of operations, operating cash flows or its financial position.

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

FASB Financial Staff Position No. FAS-106-1 Medicare Prescription Drug Improvement and Modernization Act of 2003 and FASB Staff Position No. FAS-106-2-Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003. In December 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (“the Medicare Act”) became law. Beginning in 2006, the Medicare Act provides various alternatives that could result in an offset to some portion of the costs of prescription drug benefits provided to retirees. In January 2004, the staff of the FASB issued Financial Staff Position No. FAS 106-1 (“FSP 106-1”), which permits a sponsor of a post-retirement health care plan that provides retiree prescription drug benefits to make a one-time election to defer accounting for the effects of the Medicare Act.

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

Due to these uncertainties and expected immaterial impact, LNC elected to defer accounting for the effects of the Medicare Act in 2003. In May 2004, the staff of the FASB issued Financial Staff Position No. FAS 106-2 (“FSP 106-2”), which requires sponsors of a post-retirement health care plan that provides retiree prescription drug benefits to reflect the provisions of the Medicare Prescription Drug Improvement and Modernization Act of 2003 (“the Medicare Act”) in determining post-retirement benefit cost for the first annual or interim period starting after June 15, 2004.

LNC completed its analysis and incorporated the provisions of the Medicare Act in determining other post-retirement benefit costs and the accumulated post-retirement benefit obligation in third quarter of 2004. The implementation did not have a material effect on LNC’s results of operations. For additional information, see Note 7.

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

EITF 03-1—The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. In March 2004, the FASB’s Emerging Issues Task Force (“EITF”) reached a final consensus on Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”). EITF 03-1 established impairment models for determining whether to record impairment losses associated with investments in certain equity and debt securities. It also required income to be accrued on a level-yield basis following an impairment of debt securities, where reasonable estimates of the timing and amount of future cash flows can be made. EITF 03-1 indicated that, although not presumptive, a pattern of selling investments prior to the forecasted recovery may call into question an investor’s intent to hold the security until it recovers in value. The application of EITF 03-1 was to be effective for reporting periods beginning after June 15, 2004. However, in September 2004, the FASB directed the FASB staff to develop a staff position (“FSP”) providing further guidance on this topic. On September 30, 2004, the FASB issued FSP EITF 03-1-1 delaying the effective date of the accounting and measurement provisions of EITF 03-1 until further guidance is finalized, and it is not known what the effective date of the final FSP will be. Although the accounting and measurement provisions have been delayed, the disclosure requirements and the actual definition of impairment that are within EITF 03-1 have not been delayed. We have made the appropriate disclosures related to EITF 03-1 and utilized the definition of impairment to evaluate all securities, including those that we might not have previously evaluated in this manner, that meet the scope of EITF 03-1. LNC will continue to monitor developments concerning EITF 03-1 and is currently unable to estimate the potential effects of implementing EITF 03-1 on its consolidated financial condition or results of operations.

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

LNC currently manages eight Collateralized Debt Obligation pools (“CDOs”), and of these, there are five where the asset management fees paid to LNC no longer contain performance-based incentives. As a result, LNC is not considered the primary beneficiary of these VIE’s. LNC’s maximum exposure to loss in these five CDOs is an investment in a small portion of the senior debt issued by one of these CDO pools, which had a carrying and estimated fair value of approximately $0.1 million, at December 31, 2004.

For the other three CDOs, LNC still has the right to earn performance-based fees above the base asset management fees. These performance-based fees are considered variable fees for purposes of performing the analysis of expected residual returns. In addition, LNC also holds investment interests in these CDOs. However, in these three CDOs, LNC has determined that the expected variability in its fees and the level of other LNC interests in the CDO, are currently below the level that would result in LNC being treated as the primary beneficiary. Future changes in the interest held by the third party investors in these three CDO pools, relative to

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

LNC’s interest, require ongoing retesting of LNC’s potential status as primary beneficiary. LNC’s maximum exposure to loss is its investment in these three CDO pools, which had a carrying value of approximately $11.0 million, and an estimated fair value of approximately $10.8 million, at December 31, 2004.

LNC identified certain partnership investments that required consolidation under the requirements of FIN 46. LNC consolidated these partnerships at December 31, 2003 with no material effect to either financial condition or results of operations.

FIN 46 also affected LNC’s accounting for the junior subordinated debentures issued to affiliated trusts. Previously, LNC consolidated the affiliated trusts, which resulted in LNC carrying a liability equal to the trusts’ liability to the preferred shareholders. These trusts are variable interests as defined by FIN 46, and LNC will not receive a majority of expected residual returns. LNC deconsolidated its $10.0 million investment in the trusts as of December 31, 2003. The effect was a $10.0 million increase to other invested assets and a corresponding increase in the liability for junior subordinated debentures payable to affiliated trusts.

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

The effective date for implementation of DIG B36 for LNC was the October 1, 2003 start date of the fourth quarter. The following table summarizes the various effects on shareholders’ equity from the implementation of DIG B36 (in millions):

Initial Adoption Shareholder Equity Effect on October 1, 2003

Notes		Pre-tax	After-tax
	Recording of Embedded Derivative
1A.	Cumulative effect of accounting change	$(392.5)	$(255.2)
1B.	Release of liability for unrealized investment gains	376.3	244.6

	Total	(16.2)	(10.6)

2A.	Reclassification of available-for-sale securities to trading securities	371.5	241.5
2B.	Release of unrealized available-for-sale security gains in Other Comprehensive Income	(371.5)	(241.5)

	Total available for sale to trading adjustment	—	—

Total effect on Shareholders Equity from DIG B36 Implementation on October 1, 2003		$(16.2)	$(10.6)

1A.	At the time of adoption, LNC recorded a charge to net income as a cumulative effect of a change in accounting, representing the fair value of the embedded derivatives included in various Modco and CFW reinsurance agreements.
1B.	In conjunction with recording the above charge in 1A., LNC also recorded an increase in Other Comprehensive Income relating to the fact that prior to the adoption of DIG B36 the net unrealized gains on the underlying available-for-sale securities supporting these reinsurance agreements had been accounted for as gains benefiting the reinsurance companies assuming the risks under these Modco and CFW reinsurance agreements.

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2A.	Concurrent with the initial recording of the embedded derivative associated with these reinsurance arrangements, LNC reclassified related available-for-sale securities to trading securities classification.
2B.	The previously recorded increases to shareholders’ equity reported in Other Comprehensive Income as a result of the available-for-sale classification of these securities were reversed as part of the reclassification accounting.

Effective with the fourth quarter of 2003, changes in the fair value of the embedded derivative flow through net income, as do changes in the fair value of the trading account securities. These adjustments do not net to zero in any one particular accounting period due to the fact that not all of the invested assets supporting these Modco and CFW reinsurance agreements were available-for-sale securities that could be reclassified to trading securities, and not all Modco and CFW reinsurance agreements have segregated portfolios of securities that can be classified as trading securities. However, it is important to note that these differences in net income will reverse over the term of the underlying Modco and CFW reinsurance agreements, reflecting the fact that the accounting for the embedded derivatives prescribed in DIG B36 changes the timing of the recognition of income under these Modco and CFW reinsurance agreements but does not change the total amount of earnings that will ultimately be reported over the life of these agreements.

Change in Estimate for Personal Accident Reinsurance Reserves. As a result of developments and information received in the third quarter of 2003 relating to personal accident matters, LNC increased reserves on this exited business by $20.9 million, after-tax ($32.1 million pre-tax) with a corresponding increase in reinsurance recoverable from Swiss Re and in the deferred gain. As a result of developments and information obtained during 2002 relating to personal accident matters, LNC increased these exited business reserves by $198.5 million, after-tax, or $1.07 per fully diluted share ($305.4 million pre-tax). After giving effect to LNC’s $100 million indemnification obligation to Swiss Re, LNC recorded a $133.5 million, after-tax, ($205.4 million pre-tax) increase in reinsurance recoverable from Swiss Re with a corresponding increase in the deferred gain.

Accounting for Costs Associated with Exit or Disposal Activities. In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“FAS 146”), which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“Issue 94-3”). The principal difference between FAS 146 and Issue 94-3 is that FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than at the date of an entity’s commitment to an exit plan. FAS 146 is effective for exit or disposal activities after December 31, 2002. LNC adopted FAS 146 on January 1, 2003, and the adoption affects the timing of when expense is recognized for restructuring activities after December 31, 2002. See Note 13 for information on Restructuring charges.

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Investments

The amortized cost, gross unrealized gains and losses, and fair value of securities available-for-sale are as follows:

December 31 (in millions)	Amortized Cost	Gains	Losses	Fair Value
2004:
Corporate bonds	$25,287.7	$1,713.7	$(112.3)	$26,889.1
U.S. Government bonds	151.9	11.1	—	163.0
Foreign government bonds	1,205.6	82.5	(2.2)	1,285.9
Asset and mortgage-backed securities:
Mortgage pass-through securities	729.7	10.2	(1.1)	738.8
Collateralized mortgage obligations	2,677.2	63.0	(8.3)	2,731.9
Commercial Mortgage Backed Securities	2,359.9	112.1	(9.7)	2,462.3
Other asset-backed securities	150.2	7.8	(0.5)	157.5
State and municipal bonds	162.1	4.6	(0.7)	166.0
Redeemable preferred stocks	91.1	15.0	—	106.1

Total fixed maturity securities	32,815.4	2,020.0	(134.8)	34,700.6
Equity securities	145.8	15.8	(0.5)	161.1

Total	$32,961.2	$2,035.8	$(135.3)	$34,861.7

2003:
Corporate bonds	$24,305.0	$1,736.6	$(173.1)	$25,868.5
U.S. Government bonds	219.0	9.3	(2.5)	225.8
Foreign government bonds	1,153.2	58.0	(16.6)	1,194.6
Asset and mortgage-backed securities:
Mortgage pass-through securities	469.9	15.3	(1.5)	483.7
Collateralized mortgage obligations	2,434.4	66.9	(9.2)	2,492.1
Commercial Mortgage Backed Securities	1,956.0	119.2	(13.1)	2,062.1
Other asset-backed securities	152.3	5.9	(0.5)	157.7
State and municipal bonds	147.9	5.4	(0.5)	152.8
Redeemable preferred stocks	121.8	10.5	(0.1)	132.2

Total fixed maturity securities	30,959.5	2,027.1	(217.1)	32,769.5
Equity securities	173.5	27.3	(1.7)	199.1

Total	$31,133.0	$2,054.4	$(218.8)	$32,968.6

Future maturities of fixed maturity securities available-for-sale are as follows:

December 31, 2004 (in millions)	Amortized Cost	Fair Value
Due in one year or less	$1,332.3	$1,347.4
Due after one year through five years	6,576.2	6,879.4
Due after five years through ten years	9,916.2	10,519.0
Due after ten years	9,073.7	9,864.3

Subtotal	26,898.4	28,610.1
Asset and mortgage-backed securities	5,917.0	6,090.5

Total	$32,815.4	$34,700.6

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

Par value, amortized cost and estimated fair value of investments in asset and mortgage-backed securities available-for-sale summarized by interest rates of the underlying collateral are as follows:

December 31, 2004 (in millions)	Par Value	Amortized Cost	Fair Value
Below 5%	$825.9	$254.3	$252.4
5%-6%	2,369.7	2,356.5	2,386.2
6%-7%	1,576.2	1,583.3	1,631.1
Above 7%	1,699.7	1,722.9	1,820.8

Total	$6,471.5	$5,917.0	$6,090.5

The quality ratings for fixed maturity securities available-for-sale are as follows:

December 31 (in millions)
NAIC Designation	Rating Agency Equivalent Designation	Estimated Fair Value	% of Total
1	AAA / AA / A	$21,354.4	61.5%
2	BBB	11,196.2	32.3%
3	BB	1,403.0	4.0%
4	B	503.0	1.4%
5	CCC and lower	121.1	0.4%
6	In or near default	122.9	0.4%

		$34,700.6	100.0%

The major categories of net investment income are as follows:

Year Ended December 31 (in millions)	2004	2003	2002
Fixed maturity securities—available-for-sale	$2,005.7	$2,113.2	$2,117.0
Equity securities—available-for-sale	10.9	12.3	15.4
Trading securities	193.5	46.5	—
Mortgage loans on real estate	350.1	338.3	356.8
Real estate	26.9	43.9	47.4
Policy loans	119.8	123.2	134.5
Invested cash	32.2	7.8	37.6
Other investments	55.3	48.7	16.3

Investment revenue	2,794.4	2,733.9	2,725.0
Investment expense	90.3	95.4	93.1

Net investment income	$2,704.1	$2,638.5	$2,631.9

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Trading securities at fair value retained in connection with Modco and CFW reinsurance arrangements, consisted of the following:

December 31 (in millions)	2004	2003
Corporate bonds	$2,522.2	$2,479.2
U.S. Government bonds	309.2	287.4
Foreign government bonds	53.1	49.1
Asset and mortgage-backed securities:
Mortgage pass-through securities	37.7	18.9
Collateralized mortgage obligations	112.4	112.0
Commercial Mortgage Backed Securities	166.1	139.7
Other asset-backed securities	9.3	9.7
State and municipal bonds	22.4	20.2
Redeemable preferred stocks	2.7	1.7

Total fixed maturity securities	3,235.1	3,117.9
Equity securities	2.3	2.2

Total	$3,237.4	$3,120.1

The detail of the realized gain (loss) on investments is as follows:

Year Ended December 31 (in millions)	2004	2003	2002
Realized loss on investments and derivative instruments	$(57.2)	$(19.2)	$(271.5)
Gain on transfer of securities from available-for-sale to trading	—	371.5	—
Gain (loss) on reinsurance embedded derivative/trading securities	(1.0)	4.1	—
Gain (loss) on sale of subsidiaries/business	135.0	—	(8.3)

Total realized gain (loss) on investments	$76.8	$356.4	$(279.8)

The detail of the realized loss on investments and derivative instruments is as follows:

Year Ended December 31 (in millions)	2004	2003	2002
Fixed maturity securities available-for-sale
Gross gain	$113.8	$336.7	$171.4
Gross loss	(122.0)	(356.8)	(586.3)
Equity securities available-for-sale
Gross gain	22.3	27.8	9.8
Gross loss	(1.3)	(40.1)	(23.6)
Other investments	4.5	28.1	23.4
Associated (amortization)/restoration of deferred acquisition costs and provision for policyholder commitments	(52.6)	(2.4)	145.0
Investment expenses	(10.4)	(10.0)	(12.4)

Total Investments	(45.7)	(16.7)	(272.7)
Derivative instruments net of associated (amortization)/restoration of deferred acquisition costs	(11.5)	(2.5)	1.2

Total investments and derivative instruments	$(57.2)	$(19.2)	$(271.5)

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Provisions (credits) for write-downs and net changes in allowances for loss, which are included in the realized gain (loss) on investments and derivative instruments shown above, are as follows:

Year Ended December 31 (in millions)	2004	2003	2002
Fixed maturity securities available-for-sale	$67.9	$249.4	$300.1
Equity securities available-for-sale	—	3.4	21.4
Mortgage loans on real estate	(2.0)	5.6	9.7
Real estate	—	4.1	—
Other long-term investments	—	—	6.4
Guarantees	(0.1)	(0.3)	0.1

Total	$65.8	$262.2	$337.7

The portion of market adjustment for trading securities and the corresponding market adjustment for the reinsurance embedded derivative related to trading securities at December 31, 2004 and 2003 was $22.1 million and $334.7 million, respectively.

The change in net unrealized gains (losses) on investments in fixed maturity and equity securities available-for-sale is as follows:

Year Ended December 31 (in millions)	2004	2003	2002
Fixed maturity securities	$75.2	$145.6	$1,274.7
Equity securities	(10.3)	22.9	(23.4)

Total	$64.9	$168.5	$1,251.3

For total publicly traded and private securities held by LNC at December 31, 2004 and 2003 that are in unrealized loss status, the fair value, amortized cost, unrealized loss and total time period that the security has been in an unrealized loss position are presented in the table below.

(in millions)	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
2004
≤ 90 days	$2,314.9	44.3%	$2,331.3	43.5%	$(16.4)	12.1%
> 90 days but ≤ 180 days	344.5	6.6%	351.2	6.5%	(6.7)	5.0%
> 180 days but ≤ 270 days	1,122.9	21.5%	1,151.6	21.5%	(28.7)	21.2%
> 270 days but ≤ 1 year	206.0	3.9%	211.0	3.9%	(5.0)	3.7%
> 1 year	1,238.8	23.7%	1,317.3	24.6%	(78.5)	58.0%

Total	$5,227.1	100.0%	$5,362.4	100.0%	$(135.3)	100.0%

2003
≤ 90 days	$1,975.2	39.8%	$1,995.6	38.5%	$(20.4)	9.3%
> 90 days but ≤ 180 days	1,342.6	27.1%	1,382.9	26.7%	(40.3)	18.4%
> 180 days but ≤ 270 days	536.9	10.8%	565.3	10.9%	(28.4)	13.0%
> 270 days but ≤ 1 year	148.1	3.0%	153.3	3.0%	(5.2)	2.4%
> 1 year	957.2	19.3%	1,081.7	20.9%	(124.5)	56.9%

Total	$4,960.0	100.0%	$5,178.8	100.0%	$(218.8)	100.0%

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Securities available-for-sale that were deemed to have declines in fair value that were other than temporary were written down to fair value. The fixed maturity securities to which these write-downs apply were generally of investment grade at the time of purchase, but were subsequently downgraded by rating agencies to “below-investment grade.” Factors considered by LNC in determining whether declines in the fair value of fixed maturity securities are other than temporary include 1) the significance of the decline, 2) LNC’s ability and intent to retain the investment for a sufficient period of time for it to recover, 3) the time period during which there has been a significant decline in value, and 4) fundamental analysis of the liquidity, business prospects and overall financial condition of the issuer. Based upon these factors, securities that have indications of potential impairment are subject to intensive review. Where such analysis results in a conclusion that declines in fair values are other than temporary, the security is written down to fair value. See Note 9—Fair Value of Financial Instruments for a general discussion of the methodologies and assumptions used to determine estimated fair values.

The balance sheet captions, “Real Estate” and “Property and Equipment,” include allowances for depreciation as follows:

December 31 (in millions)	2004	2003
Real estate	$23.5	$22.0
Property and equipment	141.1	166.9

Impaired mortgage loans along with the related allowance for losses are as follows:

December 31 (in millions)	2004	2003
Impaired loans with allowance for losses	$84.0	$120.2
Allowance for losses	(15.5)	(17.5)

Net impaired loans	$68.5	$102.7

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

A reconciliation of the mortgage loan allowance for losses for these impaired mortgage loans is as follows:

Year Ended December 31 (in millions)	2004	2003	2002
Balance at beginning-of-year	$17.5	$11.9	$2.2
Provisions for losses	4.7	16.4	12.7
Releases due to principal paydowns	(6.7)	(10.8)	(3.0)

Balance at end-of-year	$15.5	$17.5	$11.9

The average recorded investment in impaired mortgage loans and the interest income recognized on impaired mortgage loans were as follows:

Year Ended December 31 (in millions)	2004	2003	2002
Average recorded investment in impaired loans	$100.7	$72.6	$54.0
Interest income recognized on impaired loans	9.1	8.1	5.6

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

All interest income on impaired mortgage loans was recognized on the cash basis of income recognition.

As of December 31, 2004 and 2003, LNC had no mortgage loans on non-accrual status and no mortgage loans past due 90 days and still accruing interest.

As of December 31, 2004 and 2003, LNC had restructured mortgage loans of $69.5 million and $63.6 million, respectively. LNC recorded $3.6 million and $4.7 million of interest income on these restructured mortgage loans in 2004 and 2003, respectively. Interest income in the amount of $6.4 million and $5.8 million would have been recorded on these mortgage loans according to their original terms in 2004 and 2003, respectively. As of December 31, 2004 and 2003, LNC had no outstanding commitments to lend funds on restructured mortgage loans.

As of December 31, 2004, LNC’s investment commitments for fixed maturity securities (primarily private placements), mortgage loans on real estate and real estate were $478.9 million. This includes $181.8 million of standby commitments to purchase real estate upon completion and leasing.

The carrying value of fixed maturity securities available-for-sale, mortgage loans on real estate and real estate investments which were non-income producing totaled $147.4 million and $133.0 million at December 31, 2004 and 2003, respectively.

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

4. Federal Income Taxes

The Federal income tax expense (benefit) is as follows:

Year Ended December 31 (in millions)	2004	2003	2002
Current	$152.8	$30.7	$(159.2)
Deferred	151.3	249.7	56.6

Total tax expense	$304.1	$280.4	$(102.6)

The effective tax rate on pre-tax income from continuing operations is lower than the prevailing corporate Federal income tax rate. A reconciliation of this difference is as follows:

Year Ended December 31 (in millions)	2004	2003	2002
Tax rate times pre-tax income	$362.5	$366.6	$(18.8)
Effect of:
Tax-preferred investment income	(68.8)	(56.3)	(52.6)
Sale of subsidiary (Note 11)	25.9	—	—
UK taxes	—	(10.1)	(16.1)
Tax credits	(13.9)	(15.5)	(17.7)
Change in valuation allowance	(4.4)	—	—
Other items	2.8	(4.3)	2.6

Provision (benefit) for income taxes	$304.1	$280.4	$(102.6)
Effective tax rate	29%	27%	N/M

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effective tax rate is a ratio of tax expense over pre-tax income. Since the pre-tax income of $(53.8) million resulted in a tax benefit of $102.7 million in 2002, the effective tax rate was not meaningful.

The Federal income tax asset (liability) is as follows:

December 31 (in millions)	2004	2003
Current	$(36.9)	$(27.4)
Deferred	(40.7)	73.3

Total Federal income tax asset (liability)	$(77.6)	$45.9

Significant components of LNC’s deferred tax assets and liabilities are as follows:

December 31 (in millions)	2004	2003
Deferred tax assets:
Insurance and investment contract liabilities	$1,183.9	$1,081.5
Reinsurance deferred gain	317.9	321.6
Net operating and capital loss carryforwards	46.8	150.7
Modco embedded derivative	131.9	124.0
Postretirement benefits other than pensions	26.1	15.8
Compensation related	155.5	125.7
Ceding commission asset	13.3	14.8
Other	49.1	69.0

Total deferred tax assets	1,924.5	1,903.1
Valuation allowance for deferred tax assets	46.8	51.2

Net deferred tax assets	1,877.7	1,851.9

Deferred tax liabilities:
Deferred acquisition costs	721.3	607.3
Net unrealized gain on securities available-for-sale	655.2	646.3
Trading security gains	125.8	117.2
Present value of business in-force	286.7	322.6
Other	129.4	85.2

Total deferred tax liabilities	1,918.4	1,778.6

Net deferred tax asset (liability)	$(40.7)	$73.3

Cash paid for Federal income taxes in 2004 and 2002 was $154.5 million and $382.9 million, respectively. Net cash received for Federal income taxes in 2003 was $65.0 million due to the carry back of 2002 tax losses.

LNC is required to establish a valuation allowance for any gross deferred tax assets that are unlikely to reduce taxes payable in future years’ tax returns. At December 31, 2004, LNC believes that it is more likely than not that all gross deferred tax assets will reduce taxes payable in future years except for the deferred tax asset relating to the net operating losses of its foreign life reinsurance subsidiary domiciled in Barbados. In 2001, LNC established a valuation allowance of $51.2 million for the gross deferred tax asset relating to these net operating losses. This valuation allowance was reduced to $46.8 million as of December 31, 2004. The net operating losses of this subsidiary are subject to Federal income tax limitations that only allow the net operating losses to be used to offset future taxable income of the subsidiary. LNC believes that it is more likely than not that all of the tax benefits associated with this subsidiary’s net operating losses will not be realized.

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2004, LNC had net operating loss carryforwards for Federal income tax purposes of $133.8 million for its foreign life reinsurance company domiciled in Barbados that expire in 2014 and 2018.

LNC has made the decision not to permanently reinvest earnings in Lincoln National (UK) plc. Full U.S. deferred taxes applicable to any un-repatriated earnings have been recorded.

Under prior Federal income tax law, one-half of the excess of a life insurance company’s income from operations over its taxable investment income was not taxed, but was set aside in a special tax account designated as “Policyholders’ Surplus.” At December 31, 2004, LNC has approximately $200.7 million of untaxed “Policyholders’ Surplus” on which no payment of Federal income taxes will be required unless it is distributed as a dividend, or under other specified conditions. On October 23, 2004, President Bush signed into law the “American Jobs Creation Act of 2004.” Beginning January 1, 2005 through December 31, 2006, the additional tax imposed on distributions from the special tax account, Policyholders’ Surplus, is suspended. In addition, the statute provides that distributions made during the two-year suspension period will first reduce the Policyholders’ Surplus account balance. As a result, LNC believes that its dividend activity will be sufficient to eliminate the account balance during the suspension period.

The American Jobs Creation Act of 2004 also provides for an election for either 2004 or 2005 of a special one-time tax deduction of 85 percent of certain foreign earnings that are repatriated. LNC is currently evaluating the effects of the repatriation provision. It is expected that the evaluation will be completed by the end of the second quarter. Until such evaluation is complete, a range of income tax effects of such repatriation cannot be reasonably estimated.

LNC is subject to annual tax examinations from the Internal Revenue Service (“IRS”). The audits for tax years through 1995 have been completed and these years are closed. The IRS has examined tax years 1996, 1997 and 1998, with assessments resulting in a payment that was not material to the consolidated results of operations. In addition to taxes assessed and interest, the payment included a deposit relating to a portion of the assessment, which the company continues to challenge. The company believes this portion of the assessment is inconsistent with existing law, and is protesting it through the established IRS appeals process. LNC is currently under audit by the IRS for years 1999-2002. LNC does not anticipate that any adjustments that might result from such audits would be material to LNC’s consolidated results of operations or financial condition.

5. Supplemental Financial Data

Reinsurance transactions included in the income statement captions, “Insurance Premiums” and “Insurance Fees”, excluding amounts attributable to the indemnity reinsurance transaction with Swiss Re, are as follows:

Year Ended December 31 (in millions)	2004	2003	2002
Insurance assumed	$0.3	$1.0	$1.1
Insurance ceded	(315.1)	(250.9)	(233.1)

Net reinsurance premiums and fees	$(314.8)	$(249.9)	$(232.0)

The income statement caption, “Benefits,” is net of reinsurance recoveries of $0.6 billion for each of the years ended December 31, 2004, 2003 and 2002.

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A roll forward of the balance sheet account, “Deferred Acquisition Costs,” is as follows:

December 31 (in millions)	2004	2003*
Balance at beginning-of-year	$3,147.1	$2,939.7
Deferral	845.3	639.6
Amortization	(490.7)	(318.0)
Adjustment related to realized gains on securities available-for-sale	(45.6)	(50.2)
Adjustment related to unrealized gains on securities available-for-sale	(14.7)	(126.0)
Foreign currency translation adjustment	42.9	62.0
Cumulative effect of accounting change	(39.3)	—

Balance at end-of-year	$3,445.0	$3,147.1

*	Amounts have been restated for the reclassification of deferred sales inducements. Refer to Note 2 for additional information.

Realized gains and losses on investments and derivative instruments on the Statements of Income for the year ended December 31, 2004, 2003 and 2002 are net of amounts restored or (amortized) against deferred acquisition costs of $(45.6) million, $(50.2) million and $115.0 million, respectively. In addition, realized gains and losses for the year ended December 31, 2004, 2003 and 2002 are net of adjustments made to policyholder reserves of $(2.9) million, $48.4 million and $27.3 million, respectively. LNC has either a contractual obligation or has a consistent historical practice of making allocations of investment gains or losses to certain policyholders and to certain reinsurance arrangements.

Details underlying the income statement caption, “Underwriting, Acquisition, Insurance and Other Expenses,” are as follows:

Year Ended December 31 (in millions)	2004	2003	2002
Commissions	$698.1	$576.1	$579.4
Other volume related expenses	435.0	328.4	256.8
Operating and administrative expenses	897.4	894.4	928.0
Deferred acquisition costs net of amortization	(354.6)	(321.6)	(268.0)
Other intangibles amortization	130.0	88.2	144.7
Taxes, licenses and fees	104.2	107.5	107.1
Restructuring charges	21.4	53.8	(2.2)

Total	$1,931.5	$1,726.8	$1,745.8

LNC recorded expense for company advertising of approximately $27.4 million, $21.2 million and $21.3 million in 2004, 2003 and 2002, respectively.

The carrying amount of goodwill by reportable segment as of December 31, is as follows:

(in millions)	2004	2003
Life Insurance Segment	$855.1	$855.1
Investment Management Segment *	260.8	300.7
Lincoln Retirement Segment	64.1	64.1
Lincoln UK Segment **	15.9	14.8

Total	$1,195.9	$1,234.7

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

*	The decline in goodwill for the Investment Management section results from the sale of its London based international investment unit. See Note 12 for additional information.
**	See ** below.

For intangible assets subject to amortization, the total gross carrying amount and accumulated amortization in total and for each major intangible asset class by segment are as follows:

	As of December 31, 2004		As of December 31, 2003
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized Intangible Assets:
Present value of in-force
Lincoln Retirement Segment	$225.0	$132.4	$225.0	$111.9
Life Insurance Segment	1,254.2	527.7	1,254.2	445.5
Lincoln UK Segment**	387.4	111.3	381.8	107.1
Client lists
Investment Management Segment	91.4	70.5	103.6	69.7

Total	$1,958.0	$841.9	$1,964.6	$734.2

**	The gross carrying amount and accumulated amortization of the goodwill and present value of in-force for the Lincoln UK segment changed from December 31, 2003 to December 31, 2004 due to the translation of the balances from British pounds to U.S. dollars based on the prevailing exchange rate as of the balance sheet dates.

The aggregate amortization expense for other intangible assets for the years ended December 31, 2004, 2003, and 2002 was $130.0 million, $88.2 million and $144.7 million, respectively.

Future estimated amortization of other intangible assets is as follows (in millions):

2005 - $87.1	2006 - $73.1	2007 - $78.5
2008 - 72.9	2009 - 70.1	Thereafter - 734.4

A reconciliation of the present value of insurance business acquired included in other intangible assets is as follows:

December 31 (in millions)	2004	2003
Balance at beginning of year	$1,196.5	$1,250.2
Adjustments to balance	—	—
Interest accrued on unamortized balance	69.2	73.9
(Interest rates range from 5% to 7%)
Amortization	(190.0)	(154.1)
Foreign exchange adjustment	19.5	26.5

Balance at end-of-year	1,095.2	1,196.5
Other intangible assets (non-insurance)	20.9	33.9

Total other intangible assets at end-of-year	$1,116.1	$1,230.4

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Details underlying the balance sheet caption, “Contractholder Funds,” are as follows:

December 31 (in millions)	2004	2003
Premium deposit funds	$22,215.1	$21,769.3
Undistributed earnings on participating business	145.3	155.1
Other	714.0	680.9

Total	$23,074.4	$22,605.3

Details underlying the balance sheet captions related to total debt are as follows:

December 31 (in millions)	2004	2003
Short-term debt:
Commercial paper	$21.5	$44.0
Current maturities of long-term debt	192.9	—

Total short-term debt	214.4	44.0

Long-term debt less current portion:
7.250% notes, due 2005	—	192.7
5.25% notes, due 2007	253.0	255.2
6.5% notes, due 2008	100.1	100.1
6.20% notes, due 2011	249.4	249.4
4.75% notes, due 2014	198.7	—
7% notes, due 2018	200.2	200.2
9.125% notes, due 2024 (redeemed October 2004)	—	119.9
Mortgage loans on investment real estate	47.2	—

Total long-term debt	1,048.6	1,117.5

Junior subordinated debentures issued to affiliated trusts:
7.65% due 2050	185.2	186.7
6.75% due 2052	154.6	154.6

Total	339.8	341.3

Total Debt	$1,602.8	$1,502.8

The U.S. commercial paper outstanding at December 31, 2004 had a weighted average interest rate of 2.3%.

Future maturities of long-term debt and junior subordinated debentures issued to affiliated trusts are as follows (in millions):

2005 - —	2006 - $47	2007 - $250
2008 - 100	2009 - —	Thereafter - 983

On October 1, 2004, LNC redeemed all $120.3 million of its outstanding 9.125% Debentures due October 1, 2024 for an aggregate redemption amount of $125.5 million. Interest and debt expense in the fourth quarter of 2004 includes approximately $6.3 million ($4.1 million after-tax) relating to the call premium and unamortized issue costs relating to the redemption.

In February 2004, LNC issued $200 million of 4.75% Notes due February 15, 2014 with semi-annual interest payments in February and August. The notes were priced at 99.297% and net proceeds to the company

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

were $197.3 million. A portion of the net proceeds was used to redeem the 9.125% notes described above with the remainder of the proceeds used for general corporate purposes and to reduce short-term debt. LNC used a treasury lock to reduce exposure to interest rate changes prior to closing. The treasury lock was closed prior to the issuance of the Notes with a gain of approximately $1 million. This gain, along with the costs of issuance, is being amortized over the life of the Notes.

In July 2003, LNC redeemed the $200 million 7.40% Trust Originated Preferred Securities (“TOPrS”) issued by Lincoln Capital III and guaranteed by LNC. A loss of $3.7 million ($5.6 million pre-tax) related to unamortized issuance costs was reported in 2003 related to the redemption. This expense is included in the income statement caption “Interest and debt expense.” In September 2003, Lincoln Capital VI, a wholly-owned affiliated trust of LNC, issued $150 million of 6.75% Trust Preferred Securities, Series F guaranteed by LNC. The debentures mature September 11, 2052 and can be redeemed for principal plus accrued interest beginning September 11, 2008.

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

LNC also has access to capital from junior subordinated debentures issued to affiliated trusts. Hybrid securities currently outstanding, which combine debt and equity characteristics, were offered through a series of trusts (Lincoln National Capital V and VI). These trusts were formed solely for the purpose of issuing preferred securities and lending the proceeds to LNC. The common securities of these trusts are owned by LNC. The only assets of Lincoln National Capital V and VI are the junior subordinated debentures issued by LNC. Distributions are paid by these trusts to the preferred security holders on a quarterly basis. The principal obligations of these trusts are irrevocably guaranteed by LNC. Upon liquidation of these trusts, the holders of the preferred securities would be entitled to a fixed amount per share plus accumulated and unpaid distributions. LNC reserves the right to: 1) redeem the preferred securities at a fixed price plus accumulated and unpaid distributions and; 2) defer the interest payments due on the subordinated debentures for up to 20 consecutive quarters, but not beyond the maturity date of the subordinated debenture. LNC has determined that the trusts are variable interest entities as defined by FIN 46. Prior to the implementation of FIN 46, LNC consolidated the trusts, which resulted in the elimination of the junior subordinated debentures issued to the affiliated trusts. Upon implementation of FIN 46, LNC no longer consolidates these trusts. The effect of the deconsolidation was not material.

In April 2002, a shelf registration statement was declared effective by the Securities and Exchange Commission. This shelf registration totaled $1.2 billion (including $402.5 million of registered but unissued securities from previous registration statements). After giving consideration to the $250 million 5.25% five-year senior notes issued in June 2002, the $150 million retail trust preferred securities issued in September 2003 by Lincoln Capital V, and the $200 million 4.75% ten-year notes issued in February 2004, LNC had at December 31, 2004 $600 million remaining under the shelf registration to issue debt securities, preferred stock, common stock, warrants, stock purchase contracts and stock purchase units of LNC and trust preferred securities of two affiliated trusts. The net proceeds from the sale of the securities offered under this shelf registration are expected to be used by LNC for general corporate purposes, including repurchases of outstanding common stock, repayment or redemption of outstanding debt or preferred stock, the possible acquisition of financial services businesses or assets thereof, investment in portfolio assets and working capital needs.

LNC maintains two revolving credit agreements with a group of domestic and foreign banks totaling $519 million. One agreement, in the amount of $500 million, expires in December 2009. The Lincoln UK agreement was renewed in February 2005 for $19 million maturing in February 2006. Both agreements provide for interest

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

on borrowings based on various money market indices. Under the agreements, LNC must maintain senior unsecured long-term debt ratings of at least S&P A- and Moody’s A3 or be restricted by an adjusted debt to capitalization ratio. At December 31, 2004, LNC had no outstanding borrowings under the agreements.

Cash paid for interest related to LNC’s debt and junior subordinated debentures of affiliated subsidiary trusts for 2004, 2003 and 2002 was $93.0 million, $93.5 million and $96.6 million, respectively.

6. Insurance Benefit Reserves

LNC issues variable contracts through its separate accounts for which investment income and investment gains and losses accrue directly to, and investment risk is borne by, the contract holder (traditional variable annuities). LNC also issues variable annuity and life contracts through separate accounts that include various types of guaranteed minimum death benefit features (“GMDB”) and a guaranteed minimum withdrawal benefit (“GMWB”). The GMDB features include those where LNC contractually guarantees to the contract holder either (a) return of no less than total deposits made to the contract less any partial withdrawals, (b) total deposits made to the contract less any partial withdrawals plus a minimum return, or (c) the highest contract value on a specified anniversary date minus any partial withdrawals following the contract anniversary.

The following table provides information on the GMDB features outstanding at December 31, 2004 and 2003. (Note that LNC’s variable contracts with guarantees may offer more than one type of guarantee in each contract; therefore, the amounts listed are not mutually exclusive.) The net amount at risk is defined as the current guaranteed minimum death benefit in excess of the current account balance at the balance sheet date.

	In the Event of Death
December 31 (dollars in billions)	2004	2003
Return of net deposit
Account value	$28.4	$25.2
Net amount at risk	0.2	0.4
Average attained age of contractholders	52	51
Return of net deposits plus a minimum return
Account value	$0.3	$0.3
Net amount at risk	—	—
Average attained age of contractholders	65	64
Guaranteed minimum return	5%	5%
Highest specified anniversary account value minus withdrawals post anniversary
Account value	$15.6	$12.4
Net amount at risk	0.6	1.1
Average attained age of contractholders	62	61

Approximately $4.2 billion and $0.8 billion of separate account values at December 31, 2004 and 2003 were attributable to variable annuities with a GMWB feature. This GMWB feature offers the contractholder a guarantee equal to the initial deposit adjusted for any subsequent purchase payments or withdrawals. There are one-year and five-year step-up options, which allow the contractholder to step up the guarantee. GMWB features are considered to be derivatives under FAS 133 resulting in the guarantees being recognized at fair value, with changes in fair value being reported in net income.

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Separate account balances attributable to variable annuity contracts with guarantees are as follows:

December 31 (in billions)	2004	2003
Asset Type
Domestic equity	$27.6	$23.2
International equity	3.2	2.4
Bonds	4.2	3.6

Total	35.0	29.2
Money market	3.3	3.2

Total	$38.3	$32.4

Percent of total variable annuity separate account values	88.7%	90.5%

The following summarizes the liabilities for GMDB:

	GMDB
(in millions)	2004	2003
Balance at January 1	$46.4	$84.5
Cumulative effect of implementation of SOP 03-1	(9.7)	—
Changes in reserves	(2.1)	(2.6)
Benefits paid	(16.4)	(35.5)

Balance at December 31	$18.2	$46.4

The changes to the benefit reserves amounts above are reflected in benefits in the Consolidated Statements of Income. Also included in benefits are the results of the hedging program, which included losses of $19.3 million and $3.8 million for GMDB in 2004 and 2003, respectively.

LNC has implemented a hedging strategy designed to mitigate the income statement volatility caused by changes in the equity markets, interest rates, and volatility associated with GMWB and the various GMDB features. The hedging strategy is designed such that changes in the value of the hedge contracts move in the opposite direction of changes in the value of the embedded derivative of the GMWB or changes in the reserve for GMDB contracts subject to the hedging strategy. While LNC actively manages its hedge positions, these hedge positions may not be totally effective to offset changes in the embedded derivative due to, among other things, differences in timing between when a market exposure changes and corresponding changes to the hedge positions, extreme swings in the equity markets and interest rates, market volatility, policyholder behavior, divergence between the performance of the underlying funds and the hedging indices, divergence between the actual and expected performance of the hedge instruments, or LNC’s ability to purchase hedging instruments at prices consistent with its desired risk and return trade-off.

7. Benefit Plans

Pension and Other Post-retirement Benefit Plans—U.S. LNC maintains funded defined benefit pension plans for most of its U.S. employees and, prior to January 1, 1995, most full-time agents. Effective January 1, 2002, the employees’ pension plan was converted to a cash balance formula. Employees retiring before 2012 will have their benefits calculated under both the old final average pay formula and the cash balance formula and will receive the greater of the two calculations. Employees retiring in 2012 or after will receive benefits under the cash balance formula. Benefits under the final average pay formula are based on total years of service and the

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

highest 60 months of compensation during the last 10 years of employment. Under the cash balance formula, employees have guaranteed account balances that earn annual benefit credits and interest credits each year. Annual benefit credits are based on years of service and base salary plus bonus. All benefits accruing under the defined benefit plan for agents were frozen as of December 31, 1994. The plans are funded by contributions to tax-exempt trusts. LNC’s funding policy is consistent with the funding requirements of Federal law and regulations. Contributions are intended to provide not only the benefits attributed to service to date, but also those expected to be earned in the future. Effective January 1, 2005, LNC amended the employee’s pension plan to include 100% of eligible bonus amounts as compensation under the cash balance formula only.

LNC sponsors three types of unfunded, nonqualified, defined benefit plans for certain U.S. employees and agents: supplemental retirement plans, a salary continuation plan, and supplemental executive retirement plans.

The supplemental retirement plans provide defined benefit pension benefits in excess of limits imposed by Federal tax law.

The salary continuation plan provides certain officers of LNC with a defined pension benefit based on years of service and final monthly salary upon death or retirement. This plan was frozen as of December 31, 2004. Individuals beginning employment after that date are not eligible to participate. In addition, effective January 1, 2005, the benefit formula for this plan was changed with respect to four executives to improve the level of benefits paid.

The supplemental executive retirement plan provides defined pension benefits for certain executives who became employees of LNC as a result of the acquisition of a block of individual life insurance and annuity business from CIGNA Corporation (“CIGNA”). Effective January 1, 2000, this plan was amended to freeze benefits payable under this plan. Effective January 1, 2000, a second supplemental executive retirement plan was established for this same group of executives to guarantee that the total benefit payable under the LNC employees’ defined benefit pension plan benefit formula will be determined using an average compensation figure that is not less than the minimum three-year average compensation figure in effect as of December 31, 1999. All benefits payable from this plan are reduced by benefits payable from the LNC employees’ defined benefit pension plan.

LNC also sponsors unfunded plans that provide post-retirement medical, dental and life insurance benefits to full-time U.S. employees and agents who, depending on the plan, have worked for LNC 10 years and attained age 55 (60 for agents). Medical and dental benefits are also available to spouses and other dependents of employees and agents. For medical and dental benefits, limited contributions are required from individuals who retired prior to November 1, 1988. Contributions for later retirees, which can be adjusted annually, are based on such items as years of service at retirement and age at retirement. Effective April 1, 2004, the employees’ post-retirement plan was changed such that employees and agents not attaining age 50 by that date will not be eligible to receive life insurance benefits when they retire. This amendment to the plan resulted in the immediate recognition at the end of 2003 of a one-time curtailment gain of $2.4 million, pre-tax. Life insurance benefits for retirees are noncontributory for employees and agents that attained the age of 50 by April 1, 2004 and meet the eligibility requirements at the time they retire; however, these participants can elect supplemental contributory life benefits up to age 70. Effective July 1, 1999, the agents’ post-retirement plan was changed to require agents retiring on or after that date to pay the full medical and dental premium costs. Beginning January 1, 2002, the employees’ post-retirement plan was changed to require employees not yet age 50 with five years of service by the end of 2001 to pay the full medical and dental premium cost when they retire.

As discussed in Note 2, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (“the Medicare Act”) became law in 2003. Beginning in 2006, the Medicare Act provides various alternatives that

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

could result in an offset to some portion of the costs of prescription drug benefits provided to retirees. In January 2004, the staff of the FASB issued Financial Staff Position No. FAS 106-1 (“FSP 106-1”), which permits a sponsor of a post-retirement health care plan that provides retiree prescription drug benefits to make a one-time election to defer accounting for the effects of the Medicare Act.

LNC elected to defer accounting for the effects of the Medicare Act. Accordingly, the measures of accumulated post-retirement benefit obligation and periodic post-retirement benefit cost in LNC’s financial statements for the year ended December 31, 2003 do not reflect the effects of the Medicare Act.

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

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Obligations, Funded Status and Assumptions—U.S. Plans

Information with respect to U.S. defined benefit plan asset activity and defined benefit plan obligations is as follows:

	Pension Benefits		Other Post- Retirement Benefits
Year Ended December 31 (in millions)	2004	2003	2004	2003
Change in plan assets:
Fair value of plan assets at beginning-of-year	$510.5	$391.8	$—	$—
Actual return on plan assets	54.0	94.3	—	—
Company contributions	34.1	56.6	8.0	5.7
Administrative expenses	(2.2)	(2.0)	—	—
Benefits paid	(41.0)	(30.2)	(8.0)	(5.7)

Fair value of plan assets at end-of-year	$555.4	$510.5	$—	$—

Change in benefit obligation:
Benefit obligation at beginning-of-year	$528.7	$520.6	$96.2	$106.5
Plan amendments	5.3	—	—	—
Medicare Part D Subsidy	—	—	(6.4)	—
Service cost	17.8	19.5	2.0	1.6
Interest cost	33.2	32.1	5.6	6.0
Plan participants’ contributions	—	—	1.7	1.3
Special termination benefits	0.1	1.4	—	—
Plan curtailment gain	—	—	—	(2.4)
Actuarial (gains) losses	34.2	(14.7)	10.1	(11.1)
Benefits paid	(41.0)	(30.2)	(8.0)	(5.7)

Benefit obligation at end-of-year	$578.3	$528.7	$101.2	$96.2

Underfunded status of the plans	$(22.9)	$(18.2)	$(101.2)	$(96.2)
Unrecognized net actuarial (gains) losses	70.3	48.2	2.9	(1.7)
Unrecognized prior negative service cost	(9.5)	(17.1)	—	—

Prepaid (accrued) benefit cost *	$37.9	$12.9	$(98.3)	$(97.9)

Weighted-average assumptions as of December 31:
Weighted-average discount rate	6.00%	6.50%	6.00%	6.50%
Expected return on plan assets	8.25%	8.25%	—	—
Rate of increase in compensation:
Salary continuation plan	4.00%	4.00%	—	—
All other plans	4.00%	4.00%	4.00%	4.00%

*	In 2004, other post-retirement benefits of $(98.3) million includes a $1.1 million reduction in expense recorded as the cumulative impact of adopting FSP 106-2.

LNC uses December 31st as the measurement date for its U. S. pension and post-retirement plans.

The expected return on plan assets for both 2004 and 2003 was 8.25%. This rate is initially established at the beginning of the plan year based on the historical rates of return and is reevaluated based on the actual return through an interim date during the current plan year. As there was not a significant variance between the projected actual return for both 2003 and 2004 and the expected return of 8.25%, LNC maintained the expected return at 8.25% for the actuarial valuation calculated at the end of each year.

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The calculation of the accumulated post-retirement benefits obligation assumes a weighted-average annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) of 9.5% for 2004. It further assumes the rate will gradually decrease to 5.0% by 2015 and remain at that level in future periods. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point each year would increase the accumulated post-retirement benefits obligation as of December 31, 2004 and 2003 by $6.9 million and $4.8 million, respectively. The aggregate of the estimated service and interest cost components of net periodic postretirement benefits cost for the year ended December 31, 2004 and 2003 would increase by $0.5 million and $0.4 million, respectively.

Information for U.S. pension plans with accumulated benefit obligations in excess of plan assets is as follows:

December 31 (in millions)	2004	2003
Accumulated benefit obligation	$153.8	$142.9
Projected benefit obligation	156.6	145.2
Fair value of plan assets	81.8	78.2

Minimum Pension Liability Adjustment

Year Ended December 31 (in millions)	2004	2003
Increase (decrease) in minimum pension liability adjustment included in other comprehensive income (after-tax):
U.S. plans	$2.6	$(55.5)
Non-U.S. plan	2.8	12.8

Total	$5.4	$(42.7)

December 31 (in millions)	2004	2003
Minimum pension liability adjustment included in accumulated other comprehensive income (after-tax)
U.S. plans	$11.9	$9.3
Non-U.S. plan	48.6	45.8

Total	$60.5	$55.1

Components of Net Periodic Pension Cost—U.S. Plans

The components of net defined benefit pension plan and post-retirement benefit plan expense are as follows:

	Pension Benefits			Other Postretirement Benefits
Year Ended December 31 (in millions)	2004	2003	2002	2004	2003	2002
Service cost	$18.3	$20.8	$19.0	$2.0	$1.6	$1.5
Interest cost	33.2	32.1	31.8	5.6	6.0	6.1
Expected return on plan assets	(40.9)	(32.0)	(31.1)	—	—	—
Amortization of prior service cost	(2.2)	(2.2)	(2.5)	—	—	—
Recognized net actuarial (gains) losses	0.7	6.7	0.3	(0.9)	(0.2)	(0.5)

Net periodic benefit expense	$9.1	$25.4	$17.5	$6.7	$7.4	$7.1

LNC maintains a defined contribution plan for its U.S. insurance agents. Contributions to this plan are based on a percentage of the agents’ annual compensation as defined in the plan. Effective January 1, 1998, LNC

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

assumed the liabilities for a non-contributory defined contribution plan covering certain highly compensated former CIGNA agents and employees. Contributions to this plan are made annually based upon varying percentages of annual eligible earnings as defined in the plan. Contributions to this plan are in lieu of any contributions to the qualified agent defined contribution plan. Effective January 1, 2000, this plan was expanded to include certain highly compensated LNC agents. The combined pre-tax expenses for these plans amounted to $3.0 million, $3.7 million and $1.0 million in 2004, 2003 and 2002, respectively. These expenses reflect both LNC’s contribution as well as changes in the measurement of LNC’s liabilities under these plans.

U.S. Plan Assets

LNC’s U.S. pension plan asset allocations at December 31, 2004 and 2003, by asset category are as follows:

	2004	2003
Asset Category
Equity securities	63.6%	61.9%
Fixed income securities	31.7	30.7
Real estate	1.2	5.6
Cash and cash equivalents	3.5	1.8

Total	100.0%	100.0%

The primary investment objective of LNC’s U.S. defined benefit pension plan is for capital appreciation and income growth, with an emphasis on avoiding undue risk. A secondary objective is for current income. Investments can be made using the following asset classes: both domestic and international equity and fixed income securities, real estate, guaranteed products, venture capital, oil and gas and other asset classes the investment managers deem prudent. A five-year time horizon is utilized as there are inevitably short-run fluctuations, which will cause variations in investment performance.

Each managed fund is expected to rank in the upper 50% of similar funds over the three and/or five-year periods. Managers not meeting these criteria will be subject to additional due diligence review and possible termination. The following short-term ranges have been established for weightings in the various asset categories:

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

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Within the broad ranges provided above, LNC currently targets asset weightings as follows: 64% equities, 35% fixed income, including real estate, and 1% cash. The performance of the plan and the managed funds are monitored on a quarterly basis relative to the plan’s objectives. The performance of the managed fund is measured against the following indices: S&P 500, EAFE, Russell 2000, NAREIT, Lehman US Universal and Salomon (Citigroup) 90-day T-Bill. LNC reviews this investment policy on an annual basis.

LNC’s plan assets are principally managed by LNC’s Investment Management segment.

U.S. Plan Cash Flows

LNC expects to contribute between $0 million and $20 million to its qualified U.S. defined benefit pension plans in 2005. In addition, LNC expects to fund approximately the following amounts for benefit payments for its unfunded non-qualified U.S. defined benefit plan and U.S. post-retirement benefit plans:

	Pension Plans		US Post Retirement Plans
(in millions)	Qualified U.S. Defined Benefit Pension Plan	Non-Qualified U.S. Defined Benefit Pension Plan	Reflecting Medicare Part D Subsidy	Medicare Part D Subsidy	Not Reflecting Medicare Part D Subsidy
Year
2005	$29.2	$4.2	$7.0	$—	$7.0
2006	30.4	4.2	5.5	(0.7)	6.2
2007	33.1	4.7	5.4	(0.8)	6.2
2008	36.5	5.1	5.3	(0.8)	6.1
2009	38.0	5.2	5.2	(0.8)	6.0
Thereafter	228.8	35.5	23.6	(4.4)	28.0

Pension Plan—Non-U.S. The employees of LNC’s primary foreign subsidiary are covered by a defined benefit pension plan. The plan provides death and pension benefits based on final pensionable salary. At December 31, 2004 and 2003, plan assets were under the projected benefit obligations by $83.0 million and $79.0 million, respectively, and were included in other liabilities in LNC’s Consolidated Balance Sheets. Net pension costs for the foreign plan were $7.5 million, $6.8 million and $10.0 million for 2004, 2003 and 2002, respectively. See above (U.S. plans) for discussion of the minimum pension liability adjustment for the non-U.S. defined benefit pension plan.

401(k), Money Purchase and Profit Sharing Plans. LNC also sponsors contributory defined contribution plans for eligible U.S. employees and agents. These plans include 401(k) plans and effective April 1, 2001, a defined contribution money purchase plan for eligible employees of Delaware Management Holdings, Inc. (“Delaware”). LNC’s contribution to the 401(k) plans is equal to 50% of each participant’s pre-tax contribution, not to exceed 6% of base pay, and is invested in the underlying investment election of the participant. An additional discretionary contribution of up to 100% may be made with respect to a participant’s pre-tax contribution (again up to 6% of base pay). The amount of discretionary contribution varies according to whether LNC has met certain performance-based criteria as determined by the Compensation Committee of LNC’s Board of Directors. The additional discretionary contributions are in LNC stock.

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

LNC’s contribution to Delaware’s defined contribution money purchase plan is equal to 7.5% per annum of each participant’s eligible compensation. For any plan year, eligible compensation is defined as 100% of an eligible participant’s base salary, plus bonus. The amount of bonus is capped such that only 50% of the bonus amounts over $100,000 are considered eligible compensation. Eligible compensation is also subject to various limitations under Section 401(a) of the Internal Revenue Code of 1986, as amended. Expense for the 401(k) and profit sharing plans amounted to $38.5 million, $36.1 million and $22.6 million in 2004, 2003 and 2002, respectively.

Deferred Compensation Plans. LNC sponsors deferred compensation plans for certain U.S. employees and agents. Plan participants may elect to defer payment of a portion of their compensation, as defined by the plans. Plan participants may select from a menu of “phantom” investment options (identical to those offered under its qualified savings plans) for purposes of calculating the investment return notionally credited to their deferrals. Under the terms of these plans, LNC agrees to pay out amounts based upon the alternative measure selected by the participant. Plan participants who are also participants in an LNC 401(k) plan and who have reached the contribution limit for that plan may also elect to defer the additional amounts into the deferred compensation plan. LNC makes matching contributions to these plans based upon amounts placed into the deferred compensation plans by individuals who have either deferred 6% into the 401(k) plan, or reached the contribution limit applicable under the 401(k) plan. The amount of LNC’s contribution is calculated in a manner similar to the employer match calculation described in the 401(k) plans section above. Expense for these plans amounted to $14.4 million, $28.7 million and $1.7 million in 2004, 2003 and 2002, respectively. These expenses reflect both LNC’s employer matching contributions of $7.3 million, $6.4 million and $9.4 million, as well as increases (decreases) in the measurement of LNC’s liabilities net of the total return swap, described below, under these plans of $7.1million, $22.3 million and $(7.7) million for 2004, 2003 and 2002, respectively.

The terms of the deferred compensation plans provide that plan participants who select LNC stock as the measure for their investment return will receive shares of LNC stock in satisfaction of this portion of their deferral. In addition, participants are precluded from diversifying any portion of their deferred compensation plan account that is measured by LNC’s stock performance. Consequently, changes in value of LNC’s stock do not affect the expenses associated with this portion of the deferred compensation plans.

On July 1, 2004, LNC established a deferred compensation plan for non-employee directors. The plan allows directors to defer a portion of their annual retainers into the plan and, in addition, LNC credits deferred stock units annually. The menu of “phantom” investment options are identical to those offered to the employees and agents. The liability associated with this plan was $0.2 million at December 31, 2004.

Commencing in October 2001 and continuing through June 2002, LNC made a series of investments in a variable annuity contract with investment options similar to the investment options within the deferred compensation plans, with the objective of partially mitigating the earnings effects created by changes in the value of LNC’s deferred compensation plan liabilities. At December 31, 2001, $50 million had been invested with an additional $10 million invested in June of 2002. The value of the deferred compensation liability and the variable annuity are both marked to market through net income. There is a direct correlation of the movement in value of the variable annuity contract with the movement in value of the equity portion of the deferred compensation liability. Income (expense) for the change in value of the variable annuity contract was $14.7 million and $(12.8) million in 2003 and 2002, respectively. The value of the variable annuity contract at December 31, 2003 and 2002 was $64.7 million and $50 million, respectively.

In June 2004, LNC withdrew its variable annuity contract, which had a value of $65.4 million, and entered into a total return swap agreement with a notional amount of $82.5 million and paid no initial premium. LNC is

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

using the total return swap to mitigate the earnings effects created by the changes in value of LNC’s deferred compensation plan liability that result from changes in value of the underlying investment options.

The total liabilities associated with the employee and agent plans were $165.6 million and $197.8 million at December 31, 2004 and 2003, respectively. Amounts previously recorded as liabilities, $46.4 million, were re-classified to equity in 2004 for the deferred compensation payable in LNL stock.

Stock-Based Incentive Compensation Plans. LNC has various incentive plans for employees, agents and directors of LNC and its subsidiaries that provide for the issuance of stock options, stock incentive awards, stock appreciation rights, restricted stock awards, restricted stock units (“performance shares”), and deferred stock units.

Delaware Investments U.S., Inc. (“DIUS”) has a separate stock option incentive plan. Information with respect to stock option and performance share awards granted under these plans is provided in the table below.

	2004	2003
Awards
10-year LNC stock options	429,695	322,827
Performance share units	578,484	781,376

Outstanding at December 31
10-year LNC stock options	625,801	204,316
Performance share units	1,221,660	708,063

Effective January 1, 2003, LNC began to provide for performance vesting of employee awards under its Incentive Compensation Plan, as amended and restated on March 8, 2001—the “performance shares” referred to above. The performance measures that must be met for vesting to occur are established at the beginning of each three-year performance period. Depending on the performance, the actual amount of stock options and performance share units could range from zero to 200% of the granted amount. Certain participants in the plan will select from seven different combinations of stock options, shares and/or cash in determining the form of their award. Other participants will have their award paid in shares.

Total compensation expense for performance vesting awards for 2004 was $2.1 million relating to stock options, $20.4 million relating to shares, and $2.5 million relating to cash awards. Total compensation expense for LNC performance vesting awards for 2003 was $0.4 million relating to stock options, $6.1 million relating to shares, and $0.8 million relating to cash awards. The amount of stock option expense for the performance vesting awards is included in the total LNC stock option expense as discussed below. All expense calculations for performance vesting stock options, shares, and cash awards that were granted in 2004 and 2003 have been based upon the fair value at date of grant and an estimate of performance achievement over the three-year performance measurement periods. The estimated cost for each award cycle is expensed over the performance period. As the three-year performance periods progress, LNC refines its estimate of the expense associated with these awards so that by the end of the three-year performance period, LNC’s cumulative expense will reflect the actual level of awards that vest.

Stock options awarded under the stock option incentive plans in effect prior to 2003 were granted with an exercise price equal to the market value of LNC stock at the date of grant and, subject to termination of employment, expire 10 years from the date of grant. Such options are generally transferable only upon death unless otherwise permitted by the Compensation Committee of the LNC Board of Directors. Options become exercisable in 25% increments over the four-year period following the option grant anniversary date. A “reload option” feature was added on May 14, 1997. In most cases, persons exercising an option after that date using

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

shares of stock have been granted new options in an amount equal to the number of matured shares tendered to exercise the original option award. The reload options are granted for the remaining term of the related original option and have an exercise price equal to the market value of LNC stock at the date of the reload award. Reload options can be exercised two years after the grant date if the value of the new option has appreciated by at least 25%, or if the reload option expires within 2 years, in which case the options become exercisable one month prior to expiration. The reload feature is not available for options granted after 2002.

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

Information with respect to LNC stock options outstanding at December 31, 2004 is as follows:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2004	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number Exercisable at December 31, 2004	Weighted- Average Exercise Price
$21 - $30	2,160,578	4.32	25.34	1,914,695	25.37
31 - 40	1,372,908	4.61	35.14	1,294,086	35.14
41 - 50	4,375,605	4.77	44.83	3,507,440	44.58
51 - 60	3,994,109	5.16	51.37	3,265,690	51.20

$21 - $60	11,903,200			9,981,911

The option price assumptions used for the LNC stock option incentive plans were as follows:

	2004	2003	2002
Dividend yield	2.9%	4.8%	2.5%
Expected volatility	29.5%	39.4%	39.6%
Risk-free interest rate	2.3%	2.3%	4.5%
Expected life (in years)	3.4	3.2	4.2
Weighted-average fair value per option granted	$8.68	$5.88	$16.03

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information with respect to the LNC incentive plans involving stock options is as follows:

	Options Outstanding		Options Exercisable
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Balance at January 1, 2002	19,923,508	$36.74	9,437,881	$37.91
Granted-original	2,154,709	51.67
Granted-reloads	40,609	49.67
Exercised (includes shares tendered)	(2,554,776)	31.89
Forfeited	(956,041)	42.20

Balance at December 31, 2002	18,608,009	$38.89	10,883,053	$38.87
Granted-original	417,408	25.57
Granted-reloads	130,481	33.19
Exercised (includes shares tendered)	(1,061,447)	25.50
Forfeited	(961,962)	41.41

Balance at December 31, 2003	17,132,489	$39.21	13,038,337	$39.46
Granted-original	465,260	47.52
Granted-reloads	82,343	45.72
Exercised (includes shares tendered)	(2,899,816)	29.69
Forfeited	(2,877,076)	37.21

Balance at December 31, 2004	11,903,200	$42.37	9,981,911	$41.84

Total compensation expense for LNC incentive plans involving stock options, including the DIUS stock option incentive plans discussed below, for 2004, 2003 and 2002 was $34.0 million, $51.5 million and $59.9 million, respectively. Included in the above compensation is the acceleration of expense resulting from the 2004 and 2003 realignment activities.

Delaware Stock Option Incentive Plans: In 2001, Delaware Management Holdings, Inc. (“Holdings”), through its wholly-owned subsidiaries DIUS and Delaware International Advisers Limited (“DIAL”), established separate stock option incentive plans for its domestic and international personnel, respectively. As discussed in Note 12, Holdings completed the sale of DIAL in September 2004. No DIAL options had been exercised prior to the sale. At the closing, the buyer assumed responsibility for the DIAL option plan. Stock options awarded under the DIUS plan are granted with an exercise price equal to the estimated fair market value per share at the date of the grant, as determined by the Compensation Committee with the assistance of an outside appraiser, and expire 10 years from the date of the grant, subject to conditions of the plan agreements. Options granted under the DIUS plan become exercisable and vest in 25% increments over the four-year period following the option grant anniversary date.

Shares acquired upon exercise, provided they have been held for more than six months, may be “put” to Holdings at the most recent determined fair market value per share, subject to the specific terms of the plan agreements. Additionally, shares acquired upon exercise, provided they have been held for more than six months, may be “called” by Holdings or DIUS, as applicable, at the most recent determined fair market value per share. Fair market value is determined using a market transaction approach based on profit margin, assets under management and revenues. The valuation is performed by an outside appraiser at least semi-annually and reviewed by the Compensation Committee. The last valuation was performed as June 30, 2004 with a value of $131.48 per share.

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The option price assumptions used for the DIUS stock option incentive plan was as follows:

	DIUS
	2004	2003	2002
Dividend yield	2.47%	2.23%	2.42%
Expected volatility	45.0%	45.0%	50.0%
Risk-free interest rate	3.84%	2.6%	4.1%
Expected life (in years)	4.6	4.6	4.6
Weighted-average fair value per option granted	$42.76	$33.37	$41.24

At December 31, 2004, DIUS had 10,053,218 shares of common stock outstanding. Information with respect to the DIUS incentive plan involving stock options is as follows:

	Options Outstanding		Options Exercisable
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Balance at January 1, 2002	810,796	$103.23	—	—
Granted-original	277,200	107.45

Balance at December 31, 2002	1,087,996	$104.31	280,877	$103.61
Granted-original	277,200	98.71
Forfeited	(161,256)	104.68

Balance at December 31, 2003	1,203,940	$102.97	427,880	$103.75
Granted-original	365,000	123.29
Exercised (includes shares tendered)	(53,218)	102.79
Forfeited	(189,031)	103.95

Balance at December 31, 2004	1,326,691	$108.42	552,259	$103.63

At December 31, 2004, the range of exercise prices for options outstanding under the DIUS incentive plan involving stock options was $98.71 to $131.48, with a weighted-average remaining contractual life of 7.8 years.

Stock Appreciation Rights Incentive Plan. LNC issues stock appreciation rights (“SAR”) under the incentive compensation program for agents that do not meet the stringent definition of a common law employee. The SARs under this program are rights on LNC stock that are cash settled and become exercisable in 25% increments over the four-year period following the SAR grant date. SARs are granted with an exercise price equal to the fair market value of LNC stock at the date of grant and, subject to termination of employment, expire five years from the date of grant. Generally, such SARs are transferable only upon death.

LNC recognizes compensation expense for the SAR program based on the fair value method using an option-pricing model. Compensation expense and the related liability are recognized on a straight-line basis over the vesting period of the SARs. The SAR liability is marked-to-market through net income. This accounting treatment causes volatility in net income as a result of changes in the market value of LNC stock. LNC hedges this volatility by purchasing call options on LNC stock. Call options hedging vested SARs are also marked-to-market through net income. Total compensation expense (income) recognized for the SAR program for 2004, 2003 and 2002 was $6.2 million, $6.8 million and $(0.7) million, respectively. The mark-to-market gain (loss) recognized through net income on the call options on LNC stock for 2004, 2003 and 2002 was $2.4 million, $0.3 million and $(6.7) million, respectively. The SAR liability at December 31, 2004 and 2003 was $9.4 million and $9.8 million, respectively.

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information with respect to the LNC SARs incentive plan at December 31, 2004 is as follows:

SARs Outstanding				SARs Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2004	Weighted-Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable at Dec. 31, 2004	Weighted- Average Exercise Price
$20 - $30	369,685	2.03	$24.96	180,604	$24.80
31 - 40	9,066	2.39	34.49	4,100	35.93
41 - 50	590,874	2.16	44.87	283,922	43.60
51 - 60	321,875	2.20	52.10	161,365	52.10

$20 - $60	1,291,500			629,991

The option price assumptions used for the LNC SAR plan were as follows:

	2004	2003	2002
Dividend yield	3.0%	4.6%	2.7%
Expected volatility	25.0%	35.0%	29.5%
Risk-free interest rate	3.1%	3.3%	5.0%
Expected life (in years)	5.0	5.0	5.0
Weighted-average fair value per SAR granted	$8.98	$9.05	$10.86

Information with respect to the LNC incentive plan involving SARs is as follows:

	SARs Outstanding		SARs Exercisable
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Balance at January 1, 2002	1,125,091	$33.85	102,710	$25.02
Granted-original	383,675	51.95
Exercised (includes shares tendered)	(90,818)	28.57
Forfeited	(35,700)	34.95

Balance at December 31, 2002	1,382,248	$39.20	301,108	$32.06
Granted-original	326,650	25.28
Exercised (includes shares tendered)	(63,224)	24.72
Forfeited	(46,150)	39.57

Balance at December 31, 2003	1,599,524	$36.92	597,892	$36.45
Granted-original	190,250	47.58
Exercised (includes shares tendered)	(344,588)	28.32
Forfeited	(153,686)	35.83

Balance at December 31, 2004	1,291,500	$40.90	629,991	$40.34

In addition to the stock-based incentives discussed above, LNC has awarded restricted shares of LNC stock under the incentive compensation plan, generally subject to a three-year vesting period. The fair market value at date of grant of the restricted shares is expensed over the vesting period. Information with respect to LNC restricted stock (non-vested stock) awarded from 2002 through 2004 was as follows:

	2004	2003	2002
Restricted stock (number of shares)	115,899	35,851	71,079
Weighted-average price per share at time of grant	$46.97	$34.03	$35.67

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Restrictions, Commitments and Contingencies

Statutory Information and Restrictions

Net income (loss) as determined in accordance with statutory accounting practices for LNC’s insurance subsidiaries was $0.599 billion, $0.237 billion and $(0.159) billion for 2004, 2003 and 2002, respectively. In December 2001, Swiss Re acquired LNC’s reinsurance operations. The transaction structure involved a series of indemnity reinsurance transactions combined with the sale of certain stock companies that comprised LNC’s reinsurance operation. See Note 12 for further discussion of Swiss Re’s acquisition of LNC’s reinsurance operations. All of LNC’s foreign life reinsurance companies were sold to Swiss Re in 2001 except Lincoln National Reinsurance Company (Barbados) and Lincoln Re (Ireland) Limited. In the second quarter of 2002, LNC exercised a contractual right to “put” its interest in Lincoln Re (Ireland) Limited to Swiss Re. In September 2004, LNC incorporated Lincoln Reinsurance Company of Bermuda Limited, which is incorporated and operated in Bermuda.

Shareholders’ equity as determined in accordance with statutory accounting practices for LNC’s insurance subsidiaries was $3.6 billion and $3.1 billion at December 31, 2004 and 2003, respectively.

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

Dividends of $200 million were paid by LNL to LNC in three quarterly installments during 2003. A special request was made for each payment and each was approved by the Commissioner. Dividends of $150 million

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

were paid by LNL to LNC in three quarterly installments during 2004. Due to statutory earnings and favorable credit markets, LNL’s 2004 dividends did not require prior approval. Based upon anticipated on-going positive statutory earnings and favorable credit markets, LNL expects it could continue to pay dividends in 2005 without prior approval from the Commissioner.

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

Reinsurance Contingencies

See Note 12, “Acquisitions and Divestitures,” for discussion of contingencies surrounding Swiss Re’s acquisition of LNC’s reinsurance operations in December 2001.

LNC’s amounts recoverable from reinsurers represents receivables from and reserves ceded to reinsurers. LNC obtains reinsurance from a diverse group of reinsurers and monitors concentration as well as financial strength ratings of LNC’s principal reinsurers. LNC’s principal reinsurers are strongly rated companies, with Swiss Re representing the largest exposure. As discussed above, LNC sold its reinsurance business to Swiss Re through an indemnity reinsurance arrangement in 2001. Because LNC is not relieved of its liability to the ceding companies for this business, the liabilities and obligations associated with the reinsured contracts remain on the Consolidated Balance Sheet of LNC with a corresponding reinsurance receivable from the business sold to Swiss Re, which totaled $4.4 billion at December 31, 2004, and is included in amounts recoverable from reinsurers. During 2004, Swiss Re funded a trust for $2.0 billion to support this business. In addition to various remedies that LNC would have in the event of a default by Swiss Re, LNC continues to hold assets in support of certain of the transferred reserves. These assets consist of those reported as trading securities and certain mortgage loans. LNC’s funds withheld and embedded derivative liabilities at December 31, 2004 included $1.9 billion and $0.3 billion, respectively, related to the business reinsured by Swiss Re.

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

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Treasury Select Committee published a report in the first quarter of 2004 on various issues associated with mortgage endowment contracts. In response to this report, in the second quarter of 2004, the FSA revised its rules relating to the time limits for making a complaint regarding the sale of these contracts. The heightened publicity surrounding these matters has contributed to an increase in the level of customer complaints, which were in excess of expected levels in the first six months of 2004. As a direct result of this experience and the likely impact of the FSA’s revised rules on time limits, Lincoln UK increased its reserves for these matters during the second quarter of 2004.

Also in 2004, Lincoln UK reached a favorable settlement with three liability carriers for reimbursement of certain costs incurred in connection with certain United Kingdom selling practices. The combined effect of the increase to mis-selling reserves referred to above, and the favorable settlement resulted in a $9.0 million, pre-tax ($5.9 million, after-tax) increase in net income.

At December 31, 2004 and 2003, the aggregate liability associated with Lincoln UK selling practices was $27.4 million and $25.0 million, respectively. On an ongoing basis, Lincoln UK evaluates various assumptions underlying these estimated liabilities, including the expected levels of future complaints and the potential implications with respect to the adequacy of the aggregate liability associated with UK selling practice matters. Any further changes in the regulatory position on time limits or a continuation of higher than expected levels of complaints may result in Lincoln UK revising its estimate of the required level of these liabilities. The reserves for these issues are based on various estimates that are subject to considerable uncertainty. Accordingly, the reserves may prove to be deficient or excessive. However, it is management’s opinion that future developments regarding Lincoln UK selling practices will not have a material effect on the results of operations or the consolidated financial position of LNC.

In addition, LNC and its United Kingdom subsidiaries have successfully pursued claims with some of their liability carriers for reimbursement of certain costs incurred in connection with certain United Kingdom selling practices and may pursue further claims in the future if such action can be justified.

Marketing and Compliance Issues

There continues to be a significant amount of federal and state regulatory activity in the industry relating to numerous issues including, but not limited to, market timing and late trading of mutual fund and variable insurance products and broker-dealer access arrangements. Like others in the industry, LNC has received inquiries including requests for information and/or subpoenas from various authorities including the SEC, NASD, and the New York Attorney General. LNC is in the process of responding to these inquiries and continues to cooperate fully with such authorities.

Regulators also continue to focus on replacement and exchange issues. Under certain circumstances companies have been held responsible for replacing existing policies with policies that were less advantageous to the policyholder. LNC’s management continues to monitor compliance procedures to minimize any potential

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

liability. Due to the uncertainty surrounding all of these matters, it is not possible to provide a meaningful estimate of the range of potential outcomes; however it is management’s opinion that future developments will not materially affect the consolidated financial position of LNC.

Leases

Certain of LNC’s subsidiaries lease their home office properties through sale-leaseback agreements. The agreements provide for a 25-year lease period with options to renew for six additional terms of five years each. The agreements also provide LNC with the right of first refusal to purchase the properties during the terms of the lease, including renewal periods, at a price defined in the agreements. LNC also has the option to purchase the leased properties at fair market value as defined in the agreements on the last day of the initial 25-year lease period ending in 2009 or the last day of any of the renewal periods.

Total rental expense on operating leases in 2004, 2003 and 2002 was $66.3 million, $67.1 million and $67.0 million, respectively. Future minimum rental commitments are as follows (in millions):

2005 – $62.8	2007 – $52.8	2009 – $33.5
2006 – 55.9	2008 – 44.9	Thereafter – 29.5

Information Technology Commitment

In February 1998, LNL signed a seven-year contract with IBM Global Services for information technology services for the Fort Wayne operations. In February 2004, LNL completed renegotiations and extended the contract through February 2010. Annual costs are dependent on usage but are expected to range from $45.0 million to $50.0 million.

Lincoln UK Outsourcing Agreement

Lincoln UK agreed to outsource its customer and policy administration functions to the Capita Group Plc (“Capita”) on August 1, 2002. The contract was originally for a term of 10 years. During 2003, this agreement was converted to an evergreen contract. The annual cost is based on a per policy charge plus an amount for other services provided. The total costs over the next 10 years of the contract are estimated to be $310.9 million and annual costs over the next five years are estimated to decline from $35.3 million to $30.1 million. The amounts quoted are estimates as the actual cost will depend on the number of policies in force and the applicable inflation rate for the period concerned. Lincoln UK or Capita may terminate the contract, subject to the necessary conditions being satisfied, by serving six and 12 months notice, respectively.

The services provided to the segment under the Capita agreement are currently deemed to be exempt from value added tax (“VAT”), which is levied at the rate of 17.5%. In a recent ruling by the European Court of Justice regarding a similar arrangement involving a Dutch insurer, it was deemed that VAT should be applied to such an arrangement. The U.K. authorities are required to take note of this ruling in determining U.K. legislation. If the U.K. authorities amend U.K. legislation so that VAT applies to contracts, such as our arrangement with Capita, we estimate that we could have negative DAC unlocking of approximately $16 million, pre-tax ($10.4 million, after-tax) as future EGPs would be lower from the increased expense. In addition, the segment’s income from operations would be reduced by approximately $4 million, pre-tax ($2.6 million, after-tax) on an annual basis.

In return for agreeing to outsource its customer and policy administration functions to Capita, the agreement with Capita included payments that we could receive upon the achievement of certain contingencies. In the second quarter of 2004, we exercised our put options and recognized a gain of $10.1 million, pre-tax ($6.6 million, after-tax), in respect of the future contingent payments under this arrangement. In February 2005, we

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

received an offer from Capita to settle in full the residual contingent payments under these options. We are evaluating the full settlement offer. We estimate that based on the current offer it would result in a gain of approximately $14.3 million, pre-tax ($9.3 million, after-tax). This would be reported as a realized gain and would not be included in the segment’s income from operations.

These estimates would be affected by changes in foreign currency exchange rates.

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

Human Resources Outsourcing Agreement

LNC agreed to outsource its human resources administration functions, including payroll, to IBM on September 29, 2003. The contract is for a term of 10 years and the annual cost is based on per check and per employee charges. The total costs over the life of the contract are estimated to be $36.7 million and annual costs over the next five years are estimated to decline from $4.2 million to $3.5 million. The actual cost will depend on the number of active employees and the applicable inflation rate for the period concerned.

Procurement Outsourcing Agreement

On November 1, 2004, LNC entered into a five-year procurement management arrangement with Accenture LLP. Payments under the arrangement are expected to total $25.8 million over the contract term, including a technology access fee of $3 million paid in 2004, aggregate operating fees of $13.8 million, ranging between $3.2 million and $1.9 million per year, and incentive fees aggregating $9.0 million if targeted savings over the contract period are achieved. Depending on the actual level of savings achieved over the contract period, the incentive fee could range from zero to $14.0 million.

Insurance Ceded and Assumed

LNC’s insurance companies cede insurance to other companies. The portion of risks exceeding each company’s retention limit is reinsured with other insurers. LNC seeks reinsurance coverage within the businesses that sell life insurance to limit its liabilities. As of December 31, 2002, LNC’s retention policy was to retain no more than $10 million on a single insured life. Beginning in 2003, the new business retention policy for fixed life insurance (primarily universal life and interest sensitive whole life) and variable universal life insurance is to retain no more than $5 million on a single insured life. Additionally, the retention per single insured life for term life insurance and for Corporate Owned Life Insurance (“COLI”) is $1 million and $2 million, respectively. Portions of LNC’s deferred annuity business have been reinsured on a Modco basis with other companies to limit LNC’s exposure to interest rate risks. At December 31, 2004, the reserves associated with these reinsurance arrangements totaled $2.3 billion. To cover products other than life insurance, LNC acquires other insurance coverages with retentions and limits that management believes are appropriate for the circumstances. The accompanying financial statements reflect premiums, benefits and deferred acquisition costs, net of insurance ceded (see Note 5). LNC’s insurance companies remain liable if their reinsurers are unable to meet contractual obligations under applicable reinsurance agreements.

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Certain LNC insurance companies assume insurance from other companies. At December 31, 2004, LNC’s insurance companies provided $66.3 million of statutory surplus relief to other insurance companies under reinsurance transactions. Generally, such amounts are offset by corresponding receivables from the ceding company, which are secured by future profits on the reinsured business. However, LNC’s insurance companies are subject to the risk that the ceding company may become insolvent and the right of offset would not be permitted. LNC’s reinsurance operations were acquired by Swiss Re on December 7, 2001. The transaction structure involved a series of indemnity reinsurance transactions combined with the sale of certain stock companies that comprised LNC’s reinsurance operation. Under the indemnity reinsurance agreements, Swiss Re reinsured certain liabilities and obligations of LNC. Because LNC is not relieved of its legal liability to the ceding companies, the liabilities and obligations associated with the reinsured contracts remain on the balance sheets of LNC with a corresponding reinsurance receivable from Swiss Re.

Letters of Credit

LNC maintains $900 million in bank agreements to issue standby letters of credit on behalf of subsidiaries of LNC and for the benefit of third parties. These letters of credit support LNL’s reinsurance needs and specific treaties associated with LNC’s reinsurance business, which was acquired by Swiss Re in 2001 (see Note 12 for further discussion of this transaction). Letters of credit are primarily used to satisfy the U.S. regulatory requirements of domestic clients of the former Reinsurance segment who have contracted with the Reinsurance subsidiaries not domiciled in the United States and for the reserve credit provided by our affiliated offshore reinsurance company to our domestic insurance companies for ceded business. The letter of credit allows the cedents to take credit for reinsured reserves on their statutory balance sheets. At December 31, 2004, there was a total of $552.5 million in outstanding bank letters of credit.

LNL is actively exploring strategies to lessen the burden of increased AXXX reserves associated with its universal life lapse protection rider (“LPR”) product. Strategies include both reinsurance and capital markets solutions that provide for risk transfer and associated reserve and surplus relief. Currently, this business is reinsured with a non-U.S. domiciled subsidiary. At December 31, 2004, there were approximately $252.4 million in outstanding letters of credit under the bank agreements supporting the reinsurance obligations of our non-U.S. domiciled subsidiary to LNL on this LPR business.

Vulnerability from Concentrations

At December 31, 2004, LNC did not have a material concentration of financial instruments in a single investee or industry. LNC’s investments in mortgage loans principally involve commercial real estate. At December 31, 2004, 27.0% of such mortgages, or $1.0 billion, involved properties located in California and Texas. Such investments consist of first mortgage liens on completed income-producing properties and the mortgage outstanding on any individual property does not exceed $37.0 million. Also at December 31, 2004, LNC did not have a concentration of: 1) business transactions with a particular customer or lender; 2) sources of supply of labor or services used in the business or; 3) a market or geographic area in which business is conducted that makes it vulnerable to an event that is at least reasonably possible to occur in the near term and which could cause a severe impact to LNC’s financial position.

Although LNC does not have any significant concentration of customers, LNC’s Retirement segment has had a long-standing distribution relationship with American Funds Distributors (“AFD”) that is significant to this segment. Prior to 2003, AFD used wholesalers who focus on both American Funds mutual funds as well as the American Legacy Variable Annuity products. In 2002, LNC and AFD agreed to transition the wholesaling of American Legacy to Lincoln Financial Distributors (“LFD”), which was completed in 2003. The American Legacy Variable Annuity product line sold through LFD accounted for about 30% and 17% of LNC’s total gross

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

annuity deposits in 2004 and 2003, respectively, compared with about 15% sold through AFD in 2002. In addition, the American Legacy Variable Annuity product line represents approximately 36% and 35% of LNC’s total gross annuity account values at December 31, 2004 and 2003, respectively.

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

LNC and LNL have pursued claims with their liability insurance carriers for reimbursement of certain costs incurred in connection with a class action settlement involving the sale of LNL non-variable universal life and participating whole life policies issued between January 1, 1981 and December 31, 1998, and the settlement of claims and litigation brought by owners that opted out of the class action settlement. During the fourth quarter of 2002, LNC and LNL settled their claims against three liability carriers on a favorable basis, and settled their claims against a fourth liability insurance carrier on a favorable basis in 2004.

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

Guarantees

LNC has guarantees with off-balance-sheet risks whose contractual amounts represent credit exposure. Guarantees with off-balance sheet risks having contractual values of $4.6 million and $14.2 million were outstanding at December 31, 2004 and 2003, respectively.

Certain subsidiaries of LNC had invested in real estate partnerships that used industrial revenue bonds to finance their projects. LNC guaranteed the repayment of principal and interest on these bonds. Certain subsidiaries of LNC were also involved in other real estate partnerships that used conventional mortgage loans. In case of default by the partnerships, LNC had recourse to the underlying real estate. In some cases, the terms of these arrangements involved guarantees by each of the partners to indemnify the mortgagor in the event a partner was unable to pay its principal and interest payments. These guarantees expired in 2004.

In addition, certain subsidiaries of LNC have sold commercial mortgage loans through grantor trusts, which issued pass-through certificates. These subsidiaries have agreed to repurchase any mortgage loans which remain delinquent for 90 days at a repurchase price substantially equal to the outstanding principal balance plus accrued interest thereon to the date of repurchase. In case of default by the partnerships, LNC has recourse to the underlying real estate. It is management’s opinion that the value of the properties underlying these commitments is sufficient that in the event of default, the impact would not be material to LNC. These guarantees expire in 2009.

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Derivative Instruments

LNC maintains an overall risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate risk, foreign currency risk, equity risk, and credit risk. LNC assesses these risks by continually identifying and monitoring changes in interest rate exposure, foreign currency exposure, equity market exposure, and credit exposure that may adversely impact expected future cash flows and by evaluating hedging opportunities. Derivative instruments that are currently used as part of LNC’s interest rate risk management strategy include interest rate swaps, interest rate futures and interest rate caps. Derivative instruments that are used as part of LNC’s foreign currency risk management strategy include foreign currency swaps and foreign exchange forwards. Call options on LNC stock, total return swaps, put options and equity futures are used as part of LNC’s equity market risk management strategy. LNC also uses credit default swaps as part of its credit risk management strategy.

By using derivative instruments, LNC is exposed to credit and market risk. If the counterparty fails to perform, credit risk is equal to the extent of the fair value gain in the derivative. When the fair value of a derivative contract is positive, this generally indicates that the counterparty owes LNC and, therefore, creates a payment risk for LNC. When the fair value of a derivative contract is negative, LNC owes the counterparty and therefore LNC has no payment risk. LNC minimizes the credit (or payment) risk in derivative instruments by entering into transactions with high quality counterparties that are reviewed regularly by LNC. LNC also maintains a policy of requiring that all derivative contracts be governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement.

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

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

LNC has derivative instruments with off-balance-sheet risks whose notional or contract amounts exceed the credit exposure. Outstanding derivative instruments with off-balance-sheet risks, shown in notional or contract amounts along with their carrying value and estimated fair values, are as follows:

			Assets (Liabilities)
	Notional or Contract Amounts		Carrying Value/ Fair Value
December 31 (in millions)	2004	2003	2004	2003
Interest rate derivative instruments:
Interest rate cap agreements	$4,000.0	$2,550.0	$3.8	$13.2
Interest rate futures	255.6	—	—	—
Interest rate swap agreements	718.0	694.8	39.6	55.4

Total interest rate derivative instruments	4,973.6	3,244.8	43.4	68.6

Foreign currency derivative instruments:
Foreign exchange forward contracts	—	15.1	—	(0.9)
Foreign currency swaps	41.8	17.9	(5.6)	(1.5)

Total foreign currency derivative instruments	41.8	33.0	(5.6)	(2.4)

Credit derivative instruments:
Credit default swaps	13.0	8.0	0.1	0.3

Equity indexed derivative instruments:
Equity futures	99.0	9.0	—	—
Total return swaps	90.4	—	—	—
Put options	400.0	—	39.0	—
Call options (based on LNC stock)	1.3	1.5	15.0	16.0

Total equity indexed derivative instruments	590.7	10.5	54.0	16.0
Embedded derivatives per FAS 133	—	—	(352.3)	(352.3)

Total derivative instruments*	$5,619.1	$3,296.3	$(260.4)	$(269.8)

*	Total derivative instruments for 2004 are composed of an asset of $102.5 million recorded in derivative investments, a $12.5 million contra-liability recorded in insurance policy and claim reserves and a liability of $375.3 million recorded in reinsurance related derivative liability on the Consolidated Balance Sheet. Total derivative instruments for 2003 are composed of an asset of $82.5 million recorded in derivative instruments and a liability of $352.3 million recorded in reinsurance related derivative liability on the Consolidated Balance Sheet.

A reconciliation of the notional or contract amounts for the significant programs using derivative agreements and contracts is as follows:

December 31 (in millions)	Interest Rate Cap Agreements		Interest Rate Futures		Interest Rate Swap Agreements		Foreign Exchange Forward Contracts
	2004	2003	2004	2003	2004	2003	2004	2003
Balance at beginning-of-year	$2,550.0	$1,276.8	$—	$—	$694.8	$701.6	15.1	43.0
New contracts	1,450.0	1,500.0	740.0	—	50.5	260.0	—	64.8
Terminations and maturities	—	(226.8)	(484.4)	—	(27.3)	(266.8)	(15.1)	(92.7)

Balance at end-of-year	$4,000.0	$2,550.0	$255.6	$—	$718.0	$694.8	—	15.1

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31 (in millions)	Foreign Currency Swap Agreements		Credit Default Swaps		Equity Futures		Total Return Swaps
	2004	2003	2004	2003	2004	2003	2004	2003
Balance at beginning-of-year	$17.9	$61.5	$8.0	$26.0	$9.0	$—	$—	$—
New contracts	26.0	0.0	10.0	—	724.0	72.7	91.1	—
Terminations and maturities	(2.1)	(43.6)	(5.0)	(18.0)	(634.0)	(63.7)	(0.7)	—

Balance at end-of-year	$41.8	$17.9	$13.0	$8.0	$99.0	$9.0	$90.4	$—

December 31 (in millions)	Put Options		Call Options (Based on LNC Stock)		Swaptions
	2004	2003	2004	2003	2004	2003
Balance at beginning-of-year	$—	$—	$1.5	$1.3	$—	$180.0
New contracts	400.0	—	0.2	0.3	—	—
Terminations and maturities	—	—	(0.4)	(0.1)	—	(180.0)

Balance at end-of-year	$400.0	$—	$1.3	$1.5	$—	$—

Accounting for Derivative Instruments and Hedging Activities

As of December 31, 2004 and 2003, LNC had derivative instruments that were designated and qualified as cash flow hedges, fair value hedges, and at December 31, 2003 hedges of a net investment in a foreign operation. LNC also had derivative instruments that were not designated as hedging instruments. See Note 1 for a detailed discussion of the accounting treatment for derivative instruments. For the years ended December 31, 2004, 2003 and 2002, LNC recognized a net (loss) gain of ($7.4 million, after-tax after-DAC), ($1.6 million, after-tax after-DAC), and $0.8 million, after-tax after-DAC, respectively, in net income as a component of realized investment gains and losses. These gains (losses) relate to the ineffective portion of cash flow hedges, the change in market value for derivative instruments not designated as hedging instruments, and the gain (loss) on swap terminations. For the years ended December 31, 2004 and 2003, LNC recognized a loss of $8.1 million, after-tax after-DAC, and $6.3 million, after-tax after-DAC, respectively, in OCI related to the change in market value on derivative instruments that are designated and qualify as cash flow hedges.

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

LNC also uses interest rate swap agreements to hedge its exposure to interest rate fluctuations related to the forecasted purchase of assets for certain investment portfolios. The gains (losses) resulting from the swap agreements are recorded in OCI. The gains (losses) are reclassified from accumulated OCI to earnings over the life of the assets once the assets are purchased. As of December 31, 2004, there were no interest rate swaps hedging forecasted asset purchases.

Foreign Currency Swaps. LNC uses foreign currency swaps, which are traded over-the-counter, to hedge some of the foreign exchange risk of investments in fixed maturity securities denominated in foreign currencies.

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A foreign currency swap is a contractual agreement to exchange the currencies of two different countries at a specified rate of exchange in the future. Gains (losses) on foreign currency swaps hedging foreign exchange risk exposure on foreign currency bond coupon payments are reclassified from accumulated OCI to net income as bond interest is accrued. The foreign currency swaps expire in 2005 through 2014.

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

Treasury Lock. LNC used treasury lock agreements to hedge its exposure to variability in future semi-annual interest payments, attributable to changes in the benchmark interest rate, related to the issuance of its 10-year $200 million senior debt in 2004 and its 5-year $250 million senior debt in 2002. A treasury lock is an agreement that allows the holder to lock in a benchmark interest rate, so that if the benchmark interest rate increases, the holder is entitled to receive a payment from the counterparty to the agreement equal to the present value of the difference in the benchmark interest rate at the determination date and the locked-in benchmark interest rate. If the benchmark interest rate decreases, the holder must pay the counterparty to the agreement an amount equal to the present value of the difference in the benchmark interest rate at the determination date and the locked-in benchmark interest rate. The receipt (payment) from the termination of a treasury lock is recorded in OCI and is reclassified from accumulated OCI to interest expense over the coupon-paying period of the related senior debt.

Gains and losses on derivative contracts that qualify as cash-flow hedges are reclassified from accumulated OCI to current period earnings. As of December 31, 2004, $19.4 million of the deferred net gains on derivative instruments accumulated in OCI are expected to be reclassified to earnings during the next twelve months. This reclassification is primarily due to the receipt of interest payments associated with variable rate securities and forecasted purchases, payment of interest on LNC’s senior debt, the receipt of interest payments associated with foreign currency securities, and the periodic vesting of SARs.

Derivative Instruments Designated in Fair Value Hedges

Interest Rate Swap Agreements. LNC uses interest rate swap agreements to hedge the risk of paying a higher fixed rate of interest on junior subordinated debentures issued to affiliated trusts and on senior debt than would be paid on long-term debt based on current interest rates in the marketplace. LNC is required to pay the counterparty a stream of variable interest payments based on the referenced index, and in turn, receives a fixed payment from the counterparty, at a predetermined interest rate. The net receipts/payments from these interest rate swaps are recorded as an adjustment to the interest expense related to the debt being hedged. The changes in fair value of the interest rate swap are reported in the Consolidated Statement of Income in the period of change along with the offsetting changes in fair value of the debt being hedged.

Derivative Instruments Designated in Net Investment in a Foreign Operation

Foreign Currency Forward Contract. LNC used foreign currency forward contracts to hedge a portion of its net investment in its foreign subsidiary, Lincoln UK. The foreign currency forward contracts obligate LNC to

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

deliver a specified amount of currency at a future date at a specified exchange rate. All gains or losses on the foreign currency forward contracts are recorded in OCI and remain in accumulated OCI until such time that Lincoln UK is sold or liquidated. The foreign currency forward contracts outstanding at December 31, 2003 terminated in 2004.

All Other Derivative Instruments

LNC uses various other derivative instruments for risk management and income generation purposes that either do not qualify for hedge accounting treatment or have not currently been qualified by LNC for hedge accounting treatment. The gain or loss related to the change in market value for these derivative instruments is recognized in net income during the period of the change (reported as realized gain (loss) on investments in the Consolidated Statements of Income except where otherwise noted below).

Interest Rate and Equity Futures. LNC uses interest rate and equity futures contracts to hedge the liability exposure on certain options in variable annuity products. These futures contracts require payment between LNC and its counterparty on a daily basis for changes in the futures index price. Cash settlements on the change in market value of financial futures contracts along with the resulting gains and losses are recorded daily in net income through the benefits line in the Consolidated Statements of Income. The open positions at December 31, 2004 all expire in 2005.

Total Return Swaps. LNC uses total return swaps to hedge a portion of the liability related to its deferred compensation plans. LNC receives the total return on a portfolio of indexes and pays a floating rate of interest. Cash settlements on the change in market value of the total return swaps along with the resulting gains and losses are recorded in net income through the underwriting, acquisition, insurance and other expenses line in the Consolidated Statements of Income. The open positions at December 31, 2004 all expire in 2009.

Put Options. LNC uses put options to hedge the liability exposure on certain options in variable annuity products. Put options are contracts that require counterparties to pay LNC at a specified future date the amount, if any, by which a specified equity index is less than the strike rate stated in the agreement, applied to a notional amount. Cash settlements on the change in market value of the put options along with the resulting gains and losses are recorded in net income through the benefits line in the Consolidated Statements of Income. The open positions at December 31, 2004 expire in 2009 through 2014.

Interest Rate Swap Agreements. LNC used a forward starting interest rate swap agreement to hedge its exposure to the forecasted sale of mortgage loans. LNC was required to pay the counterparty a predetermined fixed stream of payments, and in return, received payments based on a floating rate from the counterparty. The net receipts/payments from these interest rate swaps were recorded in realized gain (loss) on investments and derivative instruments. As of December 31, 2004, there were no forward starting interest rate swap agreements.

Interest Rate Cap Agreements. The interest rate cap agreements, which expire in 2006 through 2009, entitle LNC to receive quarterly payments from the counterparties on specified future reset dates, contingent on future interest rates. For each cap, the amount of such quarterly payments, if any, is determined by the excess of a market interest rate over a specified cap rate multiplied by the notional amount divided by four. The purpose of LNC’s interest rate cap agreement program is to provide a level of protection for its annuity line of business from the effect of rising interest rates. The interest rate cap agreements provide an economic hedge of the annuity line of business. However, the interest rate cap agreements are not linked to assets and liabilities on the balance sheet that meet the significantly increased level of specificity required under FAS 133. Therefore, the interest rate cap agreements do not qualify for hedge accounting under FAS 133.

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Swaptions. Swaptions entitled LNC to receive settlement payments from the counterparties on specified expiration dates, contingent on future interest rates. For each swaption, the amount of such settlement payments, if any, is determined by the present value of the difference between the fixed rate on a market rate swap and the strike rate multiplied by the notional amount. The purpose of LNC’s swaption program was to provide a level of protection for its annuity line of business from the effect of rising interest rates. The swaptions provided an economic hedge of the annuity line of business. However, the swaptions were not linked to specific assets and liabilities on the balance sheet that met the significantly increased level of specificity required under FAS 133. Therefore, the swaptions did not qualify for hedge accounting under FAS 133. At December 31, 2004, there were no outstanding swaptions.

Credit Default Swaps. LNC buys credit default swaps, which expire in 2006, to hedge against a drop in bond prices due to credit concerns of certain bond issuers. A credit swap allows LNC to put the bond back to the counterparty at par upon a credit event by the bond issuer. A credit event is defined as bankruptcy, failure to pay, or obligation acceleration. LNC has not currently qualified credit default swaps for hedge accounting under FAS 133 as amounts are insignificant. As of December 31, 2004, LNC had bought credit swaps with a notional amount of $8.0 million. The credit default swaps expire in 2006.

LNC also sells credit default swaps to offer credit protection to investors. The credit default swaps hedge the investor against a drop in bond prices due to credit concerns of certain bond issuers. A credit swap allows the investor to put the bond back to LNC at par upon a credit event by the bond issuer. A credit event is defined as bankruptcy, failure to pay, or restructuring. As of December 31, 2004, LNC had a credit swap with a notional amount of $5.0 million. The credit default swap expires in 2009.

Call Options on LNC Stock. As discussed previously in the Cash Flow Hedges section, LNC uses call options on LNC stock to hedge the expected increase in liabilities arising from SARs granted on LNC stock. Call options hedging vested SARs are not eligible for hedge accounting treatment under FAS 133. Marked to market changes are recorded in net income in underwriting, acquisition, insurance and other expenses.

Derivative Instrument Embedded in Deferred Compensation Plan. LNC has certain deferred compensation plans that have embedded derivative instruments. The liability related to these plans varies based on the investment options selected by the participants. The liability related to certain investment options selected by the participants is marked to market through net income in underwriting, acquisition, insurance and other expenses.

Derivative Instrument Embedded in Modified Coinsurance and Coinsurance with Funds Withheld Arrangements. LNC is involved in various Modco and CFW reinsurance arrangements that have embedded derivatives. The change in fair value of the embedded derivative, as well as the gains or losses on trading securities supporting these arrangements, flows through net income.

Derivative Instrument Embedded in Variable Annuity Products. LNC has certain variable annuity products with a GMWB feature that is an embedded derivative. The change in fair value of the embedded derivatives flow through net income through the benefits line in the Consolidated Statements of Income.

Derivative Instruments Embedded in Available-for-Sale Securities. LNC owns various debt securities that (a) contain call options to exchange the debt security for other specified securities of the borrower, usually common stock, or (b) contain call options to receive the return on equity-like indexes. The change in fair value of the embedded derivatives flow through net income. These embedded derivatives have not been qualified for hedge accounting treatment under FAS 133.

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

LNC has used certain other derivative instruments in the past for hedging purposes. Although other derivative instruments may have been used in the past, derivative types that were not outstanding from January 1, 2003 through December 31, 2004 are not discussed in this disclosure.

Additional Derivative Information. Income other than realized gains and losses for the agreements and contracts described above amounted to $26.8 million, $32.7 million and $21.1 million in 2004, 2003 and 2002, respectively. The decrease in income for 2004 was primarily because of expenses on futures.

LNC is exposed to credit loss in the event of nonperformance by counterparties on various derivative contracts. However, LNC does not anticipate nonperformance by any of the counterparties. The credit risk associated with such agreements is minimized by purchasing such agreements from financial institutions with long-standing, superior performance records. The amount of such exposure is essentially the net replacement cost or market value less collateral held for such agreements with each counterparty if the net market value is in LNC’s favor. At December 31, 2004, the exposure was $91.9 million.

9. Fair Value of Financial Instruments

The following discussion outlines the methodologies and assumptions used to determine the estimated fair value of LNC’s financial instruments. Considerable judgment is required to develop these fair values. Accordingly, the estimates shown are not necessarily indicative of the amounts that would be realized in a one-time, current market exchange of all of LNC’s financial instruments.

Fixed Maturity and Equity Securities—Available-for-Sale and Trading Securities. Fair values for fixed maturity securities are based on quoted market prices, where available. For fixed maturity securities not actively traded, fair values are estimated using values obtained from independent pricing services. In the case of private placements, fair values are estimated by discounting expected future cash flows using a current market rate applicable to the coupon rate, credit quality and maturity of the investments. The fair values for equity securities are based on quoted market prices.

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

Derivative Instruments. LNC employs several different methods for determining the fair value of its derivative instruments. Fair values for derivative contracts are based on current settlement values. These values are based on: 1) quoted market prices; 2) industry standard models that are commercially available; and 3) broker quotes. These techniques project cash flows of the derivatives using current and implied future market conditions. The cash flows are then present valued to arrive at the derivatives’ current fair market values.

Other Investments, and Cash and Invested Cash. The carrying value for assets classified as other investments, and cash and invested cash in the accompanying balance sheets approximates their fair value. Other investments include limited partnership investments which are accounted for using the equity method of accounting.

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Short-term and Long-term Debt. Fair values for long-term debt issues are based on quoted market prices or estimated using discounted cash flow analysis based on LNC’s current incremental borrowing rate for similar types of borrowing arrangements where quoted prices are not available. For short-term debt, excluding current maturities of long-term debt, the carrying value approximates fair value.

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

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The carrying values and estimated fair values of LNC’s financial instruments are as follows:

December 31 (in millions)	2004		2003
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets (liabilities):
Securities available-for-sale
Fixed maturities	$34,700.6	$34,700.6	$32,769.5	$32,769.5
Equity	161.1	161.1	199.1	199.1
Trading securities	3,237.4	3,237.4	3,120.1	3,120.1
Mortgage loans on real estate	3,856.9	4,146.3	4,195.0	4,556.0
Policy loans	1,870.6	2,026.6	1,924.4	2,029.9
Derivatives Instruments*	(260.4)	(260.4)	(269.9)	(269.9)
Other investments	386.8	386.8	374.2	374.2
Cash and invested cash	1,661.7	1,661.7	1,711.2	1,711.2
Investment type insurance contracts:
Deposit contracts and certain guaranteed interest contracts	(21,703.9)	(21,758.4)	(21,204.4)	(21,295.9)
Remaining guaranteed interest and similar contracts	(45.2)	(46.7)	(86.7)	(91.2)
Short-term debt	(214.4)	(217.6)	(44.0)	(44.0)
Long-term debt	(1,048.6)	(1,107.7)	(1,117.5)	(1,210.9)
Junior subordinated debentures issued to affiliated trusts	(339.8)	(343.0)	(341.3)	(342.2)
Guarantees	—	—	(0.1)	—
Investment commitments	—	0.3	—	0.2

*	Total derivative instruments for 2004 are composed of an asset of $102.5 million recorded in derivative investments, a $12.5 million contra-liability recorded in insurance policy and claim reserves and a liability of $375.3 million recorded in reinsurance related derivative liability on the Consolidated Balance Sheet. Total derivative instruments for 2003 are composed of an asset of $82.5 million recorded in derivative instruments and a liability of $352.3 million recorded in reinsurance related derivative liability on the Consolidated Balance Sheet.

As of December 31, 2004 and 2003, the carrying value of the deposit contracts and certain guaranteed contracts is net of deferred acquisition costs of $434.4 million and $448.6 million, respectively, excluding adjustments for deferred acquisition costs applicable to changes in fair value of securities. The carrying values of these contracts are stated net of deferred acquisition costs so that they are comparable with the fair value basis.

10. Segment Information

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

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Life Insurance segment, with principal operations in Hartford, Connecticut, and additional offices in Fort Wayne, Indiana and Schaumberg, Illinois, focuses on the creation and protection of wealth for its clients through the manufacture and sale of life insurance products throughout the United States. The Life Insurance segment offers universal life, variable universal life, interest-sensitive whole life, corporate owned life insurance, linked-benefit life (a universal life product with a long-term care benefit) and term life insurance. The Life Insurance segment’s products are primarily distributed through LFD and LFA.

The Investment Management segment, with principal operations in Philadelphia, Pennsylvania, offers a variety of asset management services to retail and institutional clients throughout the United States and certain foreign countries. Its product offerings include mutual funds and managed accounts. It also provides investment management and account administration services for variable annuity products, 401(k), “529” college savings plans, pension, endowment, trust, and other institutional accounts. Retail products are primarily marketed by LFD through financial intermediaries including LFA. Institutional and asset management products are marketed by a separate sales force within Delaware, which works closely with pension consultants. Delaware also provides investment management services for LNC’s general account assets.

Lincoln UK’s principal operations are in Barnwood, Gloucester, England, and it is licensed to do business throughout the United Kingdom. Lincoln UK manages, administers and accepts new deposits on its current block of business and accepts new business for certain products. Lincoln UK’s product portfolio principally consists of unit-linked life and pension products, which are similar to U.S. produced variable life and annuity products.

LNC reports operations of LFA and LFD and the operations not directly related to the business segments and unallocated corporate items (i.e., corporate investment income, interest expense on corporate debt, unallocated overhead expenses, and the amortization of the gain on the sale of reinsurance business) in Other Operations. The gain resulting from the 2001 indemnity reinsurance transaction with Swiss Re for acquisition of LNC’s reinsurance business was deferred and is being amortized into earnings at the rate that earnings on the reinsured business are expected to emerge, over a period of 15 years. The ongoing management of the indemnity reinsurance contracts and the reporting of the deferred gain are reported within LNC’s Other Operations.

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial data by segment for 2002 through 2004 is as follows:

Year Ended December 31 (in millions)	2004	2003	2002
Revenue:
Lincoln Retirement	$2,128.0	$1,985.1	$1,985.5
Life Insurance	1,952.9	1,906.1	1,881.7
Investment Management (1)	535.0	474.0	418.5
Lincoln UK	342.2	274.5	275.4

Segment Operating Revenue	4,958.1	4,639.7	4,561.1
Other Operations	852.3	668.3	696.0
Consolidating adjustments	(517.2)	(384.0)	(341.1)
Net realized investment results (2)	76.8	356.4	(279.8)
Other (3)	1.3	3.5	(0.7)

Total	5,371.3	5,283.9	4,635.5
Net Income:
Lincoln Retirement	414.6	331.9	183.4
Life Insurance	280.3	264.5	269.0
Investment Management	43.6	34.5	1.8
Lincoln UK	43.5	43.6	34.6

Segment Income from Operations	782.0	674.5	488.8
Other Operations	(57.2)	(81.7)	(57.2)
Other Items (4)	(18.0)	(38.8)	2.0
Net realized investment results (5)	23.8	231.6	(185.7)
Reserve development net of related amortization on business sold through reinsurance	0.9	(18.5)	(199.1)

Income before cumulative effect of accounting change	731.5	767.1	48.8
Cumulative effect of accounting change	(24.5)	(255.2)	—

Net Income	$707.0	$511.9	$48.8

December 31 (in millions)	2004	2003
Assets:
Lincoln Retirement	$68,552.7	$61,657.9
Life Insurance	22,805.0	21,239.8
Investment Management	6,391.5	5,481.1
Lincoln UK	9,583.9	8,684.7
Other Operations	9,675.6	11,170.1
Consolidating adjustments	(789.4)	(1,488.7)

Total	$116,219.3	$106,744.9

(1)	Revenues for the Investment Management segment include inter-segment revenues for asset management services provided to the other segments of LNC. These inter-segment revenues totaled $105.8 million, $101.2 million and $97.7 million for 2004, 2003 and 2002, respectively.
(2)

Includes realized losses on investments of $45.7 million, $16.7 million and $272.7 million for 2004, 2003 and 2002, respectively; realized gains (losses) on derivative instruments of $(11.5) million, $(2.5) million and $1.2 million for 2004, 2003 and 2002, respectively; gain on transfer of securities from available-for-sale to trading of $371.5 million for 2003; gain (loss) on reinsurance embedded derivative/trading securities of

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$(1.0) million and $4.1 million in 2004 and 2003, respectively; and gain (loss) on sale of subsidiaries/businesses of $135.0 million and $(8.3) million for 2004 and 2002, respectively.
(3)	Includes amortization of deferred gain arising from reserve development.
(4)	Includes restructuring charges (income) of $13.9 million, $35.1 million and $(2.0) million for 2004, 2003 and 2002, respectively, and loss on the early retirement of subordinated debt of $4.1 million and $3.7 million for 2004 and 2003, respectively.
(5)	Includes realized losses on investments of $30.0 million, $11.0 million and $177.2 million for 2004, 2003 and 2002, respectively; realized gains (losses) on derivative instruments of $(7.5) million, $(1.6) million and $0.9 million for 2004, 2003 and 2002, respectively; gain on transfer of securities from available-for-sale to trading of $241.5 million for 2003; gain (loss) on reinsurance embedded derivative/trading securities of $(0.6) million and $2.7 million for 2004 and 2003, respectively; and gain (loss) on sale of subsidiaries/businesses of $61.9 million and $(9.4) million for 2004 and 2002, respectively.

Most of LNC’s foreign operations are conducted by Lincoln UK. The data for this company is shown above under the Lincoln UK segment heading. The other segments have limited non-U.S. operations. Foreign intracompany revenues are not significant. Financial data for Lincoln UK and the other non-U.S. units is as follows:

Year Ended December 31 (in millions)	2004	2003	2002
Revenue	$359.1	$335.0	$326.8
Net Income before Federal Income Taxes	89.3	78.7	39.1
Income Tax Expense (Benefit)	16.0	18.9	(14.6)

Net Income	$73.3	$59.8	$53.7

Assets (at end of year)	$9,592.4	$8,745.4	$7,394.9

11. Shareholders’ Equity

LNC’s common and series A preferred stocks are without par value.

All of the issued and outstanding series A preferred stock is $3 cumulative convertible and is convertible at any time into shares of common stock. The conversion rate is sixteen shares of common stock for each share of series A preferred stock, subject to adjustment for certain events. The series A preferred stock is redeemable at the option of LNC at $80 per share plus accrued and unpaid dividends. Outstanding series A preferred stock has full voting rights, subject to adjustment if LNC is in default as to the payment of dividends. If LNC is liquidated or dissolved, holders of series A preferred stock will be entitled to payments of $80 per share. The difference between the aggregate preference on liquidation value and the financial statement balance for the series A preferred stock was $0.8 million at December 31, 2004.

LNC has outstanding one common share purchase (“Right”) on each outstanding share of LNC’s common stock. A Right will also be issued with each share of LNC’s common stock that is issued before the Rights become exercisable or expire. If a person or group announces an offer that would result in beneficial ownership of 15% or more of LNC’s common stock, the Rights will become exercisable and each Right will entitle its holder to purchase one share of LNC’s common stock for $100. Upon the acquisition of 15% or more of LNC’s common stock, each holder of a Right (other than the person acquiring the 15% or more) will have the right to acquire the number of shares of LNC common stock that have a market value of two times the exercise price of the Right. If LNC is acquired in a business combination transaction in which LNC does not survive, each holder of a Right (other than the acquiring person) will have the right to acquire common stock of the acquiring person having a market value of two times the exercise price of the Right. LNC can redeem each Right for one cent at

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

any time prior to the tenth day after a person or group has acquired 15% or more of LNC’s common stock. The Rights expire on November 14, 2006. As of December 31, 2004, there were 173,557,730 Rights outstanding.

During 2004 and 2002, LNC purchased and retired 7,611,910 and 12,088,100 shares, respectively, of its common stock at a total cost of $350.2 million and $474.5 million, respectively. There were no repurchases in 2003. The common stock account was reduced for these purchases in proportion to the percentage of shares acquired. The remainder of the purchase price was charged to retained earnings.

Per share amounts for net income before cumulative effect of accounting change and net income from continuing operations are shown on the income statement using 1) an earnings per common share basic calculation and 2) an earnings per common share-assuming dilution calculation. A reconciliation of the factors used in the two calculations are as follows:

Year Ended December 31	2004	2003	2002
Numerator: [millions]
Net income before cumulative effect of accounting changes as used in basic calculation	$731.5	$767.1	$48.8
Cumulative effect of accounting changes as used in basic calculation	(24.5)	(255.2)	—

	707.0	511.9	48.8
Dividends on convertible preferred stock and adjustments for minority interests	(0.3)	0.1	0.1

	$706.7	$512.0	$48.9
Denominator: [number of shares]
Weighted-average shares, as used in basic calculation	176,190,662	177,368,137	182,664,850
Shares to cover conversion of preferred stock	279,619	302,974	336,734
Shares to cover non-vested stock	578,682	148,713	70,697
Average stock options outstanding during the period	8,850,823	7,261,850	11,895,565
Assumed acquisition of shares with assumed proceeds and benefits from exercising stock options (at average market price for the year).	(7,714,991)	(6,159,250)	(10,230,935)
Shares repurchaseable from measured but unrecognized stock option expense	(200,989)	(437,062)	(1,011,586)
Average deferred compensation shares	1,033,319	956,405	859,402

Weighted-average shares, as used in diluted calculation	179,017,125	179,441,767	184,584,727

LNC has stock options outstanding, which were issued at prices that are above the current average market price of LNC common stock. In the event the average market price of LNC’s common stock exceeds the issue price of stock options, such options would be dilutive to LNC’s earnings per share and will be shown in the table above. Participants in LNC’s deferred compensation plans that select LNC stock for measuring the investment return attributable to their deferral amounts will be paid out in LNC stock. The obligation to satisfy these deferred compensation plan liabilities is dilutive and is shown in the table above.

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Details underlying the balance sheet caption “Net Unrealized Gain on Securities Available-for-Sale,” are as follows:

December 31 (in millions)	2004	2003
Fair value of securities available-for-sale	$34,861.7	$32,968.6
Cost of securities available-for-sale	32,961.2	31,133.0

Unrealized gain	1,900.5	1,835.6
Adjustments to deferred acquisition costs	(571.7)	(549.0)
Amounts required to satisfy policyholder commitments	(63.3)	(61.9)
Foreign currency exchange rate adjustment	17.4	12.5
Deferred income taxes	(460.0)	(444.1)

Net unrealized gain on securities available-for-sale	$822.9	$793.1

Adjustments to deferred acquisition costs and amounts required to satisfy policyholder commitments are netted against the Deferred Acquisition Costs asset line and included within the Insurance Policy and Claim Reserves line on the balance sheet, respectively.

Details underlying the change in “Net Unrealized Gain on Securities Available-for-Sale, Net of Reclassification Adjustment” shown on the Consolidated Statements of Shareholders’ Equity are as follows:

Year Ended December 31 (in millions)	2004	2003	2002
Unrealized gains on securities available-for-sale arising during the year	$126.9	$764.4	$802.3
Less: Reclassification adjustment for gains (losses) on disposals of prior year inventory included in net income (1)	79.7	207.9	(72.0)
Less: Federal income tax expense on reclassification	17.4	15.3	316.7
Less: Transfer from available-for-sale to trading securities	—	371.5	—
Less: Federal income tax expense on transfer	—	129.9	—

Net unrealized gain on securities available-for-sale, net of reclassifications and federal income tax expense	$29.8	$39.8	$557.6

(1)	The reclassification adjustment for gains (losses) does not include the impact of associated adjustments to deferred acquisition costs and amounts required to satisfy policyholder commitments.

The “Net Unrealized Gain on Derivative Instruments” component of other comprehensive income shown on the Consolidated Statements of Shareholders’ Equity is net of Federal income tax expense (benefit) of $2.9 million, $(3.9) million, and $1.2 million for 2004, 2003 and 2002, respectively, and net of adjustments to deferred acquisition costs of $(7.9) million, $(4.5) million and $1.6 million for 2004, 2003 and 2002, respectively. LNC reclassified into net income from other comprehensive income $22.7 million, $11.6 million, and $15.9 million for 2004, 2003, and 2002, respectively.

The “Foreign Currency Translation” component of other comprehensive income shown on the Consolidated Statements of Shareholders’ Equity is net of Federal income tax expense of $24.4 million, $31.3 million and $31.7 million for 2004, 2003 and 2002, respectively.

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Acquisitions and Divestitures

Sale of Delaware London-based International Investment Unit

On September 24, 2004, the sale of Delaware’s London-based international investment unit (DIAL) to the unit’s management group and an unaffiliated investor was completed. At closing, we received $180.9 million in cash and relief of certain obligations of approximately $19.0 million. Our after-tax gain from the transaction was $46.1 million. We expect to use the sales proceeds for general corporate purposes, including but not limited to share repurchase. The Investment Management segment’s results for 2004 included approximately $12.4 million of income related to DIAL. The sale resulted in a reduction of $22.1 billion in the Investment Management segment’s assets under management at the time of the sale. As of December 31, 2004, approximately $10.4 billion of the Investment Management segment’s remaining assets under management are being sub-advised on our behalf by the acquirer. The amount of assets sub-advised by the acquirer at September 24, 2004 was $7.9 billion. Assets under management sub-advised by the acquirer include retail and institutional mutual funds, managed accounts, Delaware Pooled Trust funds, variable annuity funds and institutional advisory accounts of approximately $1.1 billion, $5.1 billion, $3.1 billion, $0.7 billion, and $0.4 billion, respectively, as of December 31, 2004.

Sale of Reinsurance Operations

On October 29, 2002, LNC settled disputed matters with Swiss Re totaling about $770 million that had arisen in connection with the final closing balance sheets associated with Swiss Re’s acquisition of LNC’s reinsurance operations in December 2001. The settlement provided for a payment by LNC of $195 million to Swiss Re, which LNC recorded as a reduction in deferred gain recorded on LNC’s balance sheet at the time of the sale of the reinsurance business. As a result of additional information made available to LNC following the settlement with Swiss Re in the fourth quarter of 2002, LNC recorded a further reduction in the deferred gain of $51.6 million, after-tax ($79.4 million, pre-tax), as well as a $9.4 million, after-tax ($8.3 million, pre-tax) reduction in the gain on the sale of subsidiaries.

As part of the dispute settlement, LNC also paid $100 million to Swiss Re in satisfaction of LNC’s $100 million indemnification obligation with respect to personal accident business. As a result of this payment, LNC has no further underwriting risk with respect to the reinsurance business sold. However, because LNC has not been relieved of legal liabilities to the underlying ceding companies with respect to the portion of the business indemnity reinsured by Swiss Re, under FAS 113 the reserves for the underlying reinsurance contracts as well as a corresponding reinsurance recoverable from Swiss Re will continue to be carried on LNC’s balance sheet during the run-off period of the underlying reinsurance business. This is particularly relevant in the case of the exited personal accident reinsurance lines of business where the underlying reserves are based upon various estimates that are subject to considerable uncertainty.

As a result of developments and information obtained during 2002 relating to personal accident and disability income matters, LNC increased these exited business reserves by $198.5 million, after-tax ($305.4 million, pre-tax). After giving effect to LNC’s $100 million indemnification obligation, LNC recorded a $133.5 million, after-tax ($205.4 million, pre-tax) increase in reinsurance recoverable from Swiss Re with a corresponding increase in the deferred gain. The combined effects of the 2002 settlement of disputed matters and exited business reserve increases reduced the $723.1 million, after-tax ($1.1 billion, pre-tax) deferred gain reported at closing by $44.9 million, after-tax ($69.0 million, pre-tax).

As a result of developments and information received in the third quarter of 2003 relating to personal accident matters, LNC increased reserves on this exited business by $20.9 million, after-tax ($32.1 million pre-tax) with a corresponding increase in reinsurance recoverable from Swiss Re and in the deferred gain.

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2004, 2003 and 2002 we amortized $57.4 million, after-tax ($88.3 million, pre-tax), $49.3 million, after-tax ($75.8 million, pre-tax) and $47.0 million, after-tax ($72.4 million, pre-tax), respectively, of deferred gain on the sale of the reinsurance operation. In the third quarter of 2004, we adjusted the deferred gain up by $77 million. As a result, the amortization of the deferred gain in 2004 included an adjustment upward of $9.1 million, after-tax. The on-going impact on quarterly revenues is an increase of $1.2 million, pre-tax ($0.8 million, after-tax). The deferred gain is being amortized over a period of 15 years beginning in December 2001.

Because of ongoing uncertainty related to personal accident business, the reserves related to these exited business lines carried on LNC’s balance sheet at December 31, 2004 may ultimately prove to be either excessive or deficient. For instance, in the event that future developments indicate that these reserves should be increased, under FAS 113 LNC would record a current period non-cash charge to record the increase in reserves. Because Swiss Re is responsible for paying the underlying claims to the ceding companies, LNC would record a corresponding increase in reinsurance recoverable from Swiss Re. However, FAS 113 does not permit LNC to take the full benefit in earnings for the recording of the increase in the reinsurance recoverable in the period of the change. Rather, LNC would increase the deferred gain recognized upon the closing of the indemnity reinsurance transaction with Swiss Re and would report a cumulative amortization “catch-up” adjustment to the deferred gain balance as increased earnings recognized in the period of change. Any amount of additional increase to the deferred gain above the cumulative amortization “catch-up” adjustment must continue to be deferred and will be amortized into income in future periods over the remaining period of expected run-off of the underlying business. No cash would be transferred between LNC and Swiss Re as a result of these developments.

Accordingly, even though LNC has no continuing underwriting risk, and no cash would be transferred between LNC and Swiss Re, in the event that future developments indicate LNC’s December 31, 2004 personal accident reserves are deficient or redundant, FAS 113 requires LNC to adjust earnings in the period of change, with only a partial offset to earnings for the cumulative deferred gain amortization adjustment in the period of change. The remaining amount of increased gain would be amortized into earnings over the remaining run-off period of the underlying business.

Acquisition of The Administrative Management Group, Inc.

On August 30, 2002, LNC acquired The Administrative Management Group, Inc. (“AMG”), an employee benefits record keeping firm for $21.6 million in cash. Contingent payments up to an additional $14 million may be paid over a period of 4 years (2003-2006) if certain criteria are met. Lincoln Retirement recorded expenses of $0.8 million and $1.2 million, after-tax ($1.2 million and $1.8 million, pre-tax) for 2004 and 2003, respectively relating to such contingent payments. AMG, a strategic partner of the Lincoln Retirement segment for several years, provides record keeping services for the Lincoln Alliance Program along with approximately 200 other clients nationwide. The application of purchase accounting to this acquisition resulted in goodwill of $20.2 million.

13. Restructuring Charges

The following provides details on LNC’s restructuring charges. All restructuring charges recorded by LNC are included in underwriting, acquisition, insurance and other expenses on the Consolidated Statements of Income in the year incurred.

2003 Restructuring Plan

In January 2003, the Life Insurance segment announced that it was realigning its operations in Hartford, Connecticut and Schaumburg, Illinois to enhance productivity, efficiency and scalability while positioning the segment for future growth. In February 2003, Lincoln Retirement announced plans to consolidate its fixed

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

annuity operations in Schaumburg, Illinois into Fort Wayne, Indiana. In June 2003, LNC announced that it was combining its retirement and life insurance businesses into a single operating unit focused on providing wealth accumulation and protection, income distribution and wealth transfer products. The realigned organization has significantly reduced operating expenses while positioning LNC for future growth. In August 2003, LNC announced additional realignment activities, which impact all of LNC’s domestic operations. The following table provides information about the 2003 restructuring plans.

(in millions)	Life Insurance Realignment Jan 2003	Fixed Annuity Consolidation Feb 2003	Realignment June/August 2003	Total
Total expected charges as of December 31, 2003	$21.0	$5.0	$101.0	$127.0

Amounts incurred in 2003
Employee severance and termination benefits	$7.0	$1.8	$27.4	$36.2
Write-off of impaired assets	1.9	—	3.0	4.9
Other Costs:
Rent on abandoned office space	6.0	2.2	—	8.2
Other	2.8	0.2	1.5	4.5

Total 2003 Restructuring Charges (pre-tax)	17.7	4.2	31.9	53.8
Amounts expended in 2003	16.3	3.6	18.8	38.7
Amounts reversed in 2003	—	—	—	—

Restructuring reserve at December 31, 2003	$1.4	$0.6	$13.1	$15.1

Additional amounts expended in 2003 that do not qualify as restructuring charges	$2.0	$0.5	$6.8	$9.3

Amounts incurred in 2004
Employee severance and termination benefits	$—	$0.1	$10.8	$10.9
Write-off of impaired assets	—	—	1.9	1.9
Other Costs:
Rent on abandoned office space	0.1	—	5.0	5.1
Other	4.6	—	0.6	5.2

Total 2004 Restructuring Charges (pre-tax)	4.7	0.1	18.3	23.1
Amounts expended in 2004	5.3	0.3	26.2	31.8
Amounts reversed in 2004	—	—	1.7	1.7

Restructuring reserve at December 31, 2004	$0.8	$0.4	$3.5	$4.7

Additional amounts expended that do not qualify as restructuring charges	$—	$—	$16.0	$16.0
Expense savings realized in 2004 (pre-tax)	$20.0	$6.4	$73.6	$100.0
Total expected annual expense savings (pre-tax)	$20.0	$6.4	$97.6	$124.0
Expected completion date	2nd Quarter 2006	2nd Quarter 2006	1st Quarter 2006

Pre-tax restructuring charges for the June/August realignment activities for the year ended December 31, 2004 occurred in the following segments: Retirement ($6.2 million), Life Insurance ($0.6 million), Investment Management ($1.6 million), and Other Operations ($9.9 million).

Pre-tax restructuring charges for the June/August realignment activities for the year ended December 3, 2003 occurred in the following segments: Retirement ($15.9 million), Life Insurance ($1.7 million), Investment Management ($7.1 million), and Other Operations ($7.2 million).

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2002 Restructuring Plan

During the second quarter of 2002, Lincoln Retirement completed a review of its entire internal information technology organization. As a result of that review, Lincoln Retirement decided in the second quarter of 2002 to reorganize its IT organization in order to better align the activities and functions conducted within its own organization and its IT service providers. This change was made in order to focus Lincoln Retirement on its goal of achieving a common administrative platform for its annuities products, to better position the organization and its service providers to respond to changing market conditions, and to reduce overall costs in response to increased competitive pressures. The restructuring charge recorded in 2002 for this plan totaled $1.6 million and 49 positions were eliminated. During 2002 and 2003, $0.9 million and $0.7 million, respectively, was expended. This plan was completed in the third quarter of 2003.

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

The aggregate charges associated with all restructuring plans entered into during 2001 totaled $24.6 million after-tax ($38.0 million pre-tax) for the year ended December 31, 2001. The component elements of these aggregate pre-tax costs include employee severance and termination benefits of $12.2 million, write-off of impaired assets of $3.3 million and other exit costs of $22.5 million primarily related to the termination of equipment leases ($1.4 million) and rent on abandoned office space ($20.0 million). Actual pre-tax costs totaling $1.3 million were expended or written-off and 30 positions were eliminated under the Syracuse restructuring plan, which was completed in the first quarter of 2002. The total amount expended for this plan exceeded the original restructuring reserve by $0.3 million. Actual pre-tax costs totaling $1.8 million were expended or written-off and 26 positions were eliminated under the second quarter of 2001 LFD restructuring plan, which was completed in the fourth quarter of 2002. The amount expended for this plan was equal to the original reserve. Actual pre-tax costs totaling $2.3 million were expended or written-off and 36 positions were eliminated under the restructuring plan for the reorganization and consolidation of life insurance operations, which was completed

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in the fourth quarter of 2002. The amount expended for this plan was in excess of the original reserve by less than $0.1 million. Actual pre-tax costs totaling $3.8 million were expended and 62 positions were eliminated under the second LFD restructuring plan listed above, which was completed in the first quarter of 2003. The amount expended for this plan was in excess of the original reserve by less than $0.1 million. The following table provides information about the remaining 2001 restructuring plans.

(in millions)	Schaumburg Plan	Boston Office Consolidation	Fort Wayne Operations	Total
Employee severance and termination benefits	$3.2	$—	$0.3	$3.5
Write-off of impaired assets	—	0.1	3.2	3.3
Other costs:
Termination of equipment leases	—	—	1.4	1.4
Rent on abandoned office space	0.9	0.5	19.5	20.9

Total 2001 Restructuring Charges (pre-tax)	$4.1	$0.6	$24.4	$29.1
Amounts expended and written-off through 2001	2.4	—	—	2.4

Restructuring reserve at December 31, 2001	1.7	0.6	24.4	26.7
Amounts expended in 2002	1.3	0.2	22.3	23.8
Amounts reversed in 2002	0.1	—	1.5	1.6

Restructuring reserve at December 31, 2002	0.3	0.4	0.6	1.3

Amounts expended in 2003	0.1	*	0.5	0.6

Restructuring reserve at December 31, 2003	0.2	0.4	0.1	0.7

Amounts expended in 2004	0.2	0.3	0.1	0.6
Amounts reversed in 2004	—	—	—	—

Restructuring reserve at December 31, 2004	$—	$0.1	$—	$0.1

Positions to be eliminated under original plan	27	—	9	36
Actual positions eliminated through December 31, 2004	26	—	19	45
Expected completion date	Completed 1st Quarter 2004	4th Quarter 2005	Completed 3rd Quarter 2004

*	Amount is less than $0.1 million.

2000 Restructuring Plan

During 2000, LNC implemented three restructuring plans, with the plans relating to the 1) the exit of all direct sales and sales support operations of Lincoln UK and the consolidation of its Uxbridge home office with its Barnwood home office; and 2) the downsizing and consolidation of the investment management operations of Lincoln Investment Management (“LIM”) not completed as of December 31, 2001. The LIM plan was completed in the third quarter of 2002 and 19 positions were eliminated under this plan. In 2002, expenditures under this plan totaled $1.8 million and the remaining reserve of $0.4 million was released. The remaining restructuring reserve for the Lincoln UK plan was $14.0 million at December 31, 2001. During 2002, $1.7 million was reversed, and during 2002, 2003 and 2004, $2.6 million, $1.3 million and $1.0 million, respectively, was expended. The remaining reserve at December 31, 2004 is $7.4 million, which is for lease payments on closed sales offices that run through 2015. Positions eliminated under this plan totaled 671.

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1999 Restructuring Plan

The objective of the restructuring plan is to reduce operating costs by consolidating and eliminating redundant staff functions and facilities in Lincoln UK. The remaining reserve at December 31, 2004 is $1.1 million.

14. Related Party Transactions

In 2001, one of LNC’s subsidiaries provided non-recourse loans to three officers, one of whom became an executive officer of LNC in 2002. The terms of the loans were never amended, and the loan to the executive officer was “grandfathered” under Section 402 of the Sarbanes-Oxley Act of 2002. The amounts outstanding, including interest, at December 31, 2004 and 2003, were approximately $30,000, and $1.1 million, respectively. Under the terms of the loan agreements, all but approximately $30,000 of the loans were forgiven in January 2004. The receivables are included in other assets on the Balance Sheet. In March 2005, the loan to the executive officer was repaid in full and the balances for the other two officers were forgiven.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

There have been no disagreements with LNC’s independent registered public accounting firm that are reportable pursuant to Item 304 of Regulation S-K.

Item 9A. Controls and Procedures

(a)	Conclusions Regarding Disclosure Controls and Procedures

We maintain disclosure controls and procedures, which are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of December 31, 2004, we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us and our consolidated subsidiaries required to be disclosed in our periodic reports under the Exchange Act.

(b)	Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting is included on page 111 of “Item 8. Financial Statements and Supplementary Data” and is incorporated herein by reference.

A control system, no matter how well designed and operated, can provide only reasonable assurance that the control system’s objectives will be met. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

(c)	Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

There were no matters that were required to be reported under this item.

PART III

Item 10. Directors and Executive Officers of the Registrant

See “Executive Officers of Registrant” in Part I above. Information for this item relating to directors of LNC is incorporated by reference to the sections captioned “ITEM 1—ELECTION OF DIRECTORS,” “THE BOARD OF DIRECTORS—Current Committee Membership and Meetings Held During 2004,” “THE BOARD OF DIRECTORS—Committees—Audit Committee,” and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” of LNC’s Proxy Statement for the Annual Meeting scheduled for May 12, 2005.

We have adopted a code of ethics, which we refer to as our Code of Conduct, that applies, among others, to our principal executive officer, principal financial officer, principal accounting officer, or controller, and other persons performing similar functions. The Code of Conduct is posted on our Internet website (www.lfg.com). LNC will provide to any person without charge, upon request, a copy of such code. Requests for the Code of Conduct should be directed to: Corporate Secretary, Lincoln National Corporation, 1500 Market Street, Suite 3900, Centre Square West, Philadelphia, PA 19102-2112. Any amendment or waiver from the provisions of our Code of Conduct that applies to our directors and executive officers will be disclosed on our website (www.lfg.com).

Item 11. Executive Compensation

Information for this item is incorporated by reference to the sections captioned “EXECUTIVE COMPENSATION,” “COMPENSATION OF DIRECTORS,” and “Tables C through G” of LNC’s Proxy Statement for the Annual Meeting scheduled for May 12, 2005, except that sections captioned “THE REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION” and “COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN” shall not be deemed incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information for this item is incorporated by reference to the section captioned “Security Ownership” and to “Tables A and B” of LNC’s Proxy Statement for the Annual Meeting scheduled for May 12, 2005.

Securities Authorized for Issuance Under Equity Compensation Plans

The table below provides information as of December 31, 2004 regarding securities authorized for issuance under LNC’s equity compensation plans.

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders	15,274,578 [1]	$43.28	8,706,300 [2]

Equity compensation plans not approved by shareholders	None	—	—

[1]	This amount includes the following:

•	10,720,826 outstanding options.

•

623,048 and 2,753,311 represent outstanding long-term incentive awards, based on the maximum amounts potentially payable under the awards in stock options and shares (including potential dividend equivalents). The long-term incentive awards have not been earned as of December 31, 2004. The number of options and shares, if any, to be issued pursuant to such awards will be determined based upon our, and in some cases, our subsidiaries performance, over the applicable three-year performance period. Since the shares that may be received in payment of the awards have no exercise price, they are not included in weighted-average exercise price calculation in column (b). The long-term incentive awards are all issued under our Incentive Compensation Plan, as amended and restated on March 8, 2001 (“ICP”).

•	2,624 outstanding restricted stock units.

•	1,204,769 outstanding deferred stock units.

[2]	Includes up to 774,909 securities available for issuance in connection with restricted stock, restricted stock units, performance stock, performance stock unit, deferred stock and deferred stock unit awards under the ICP.

Item 13. Certain Relationships and Related Transactions

Information for this item is incorporated by reference to the section captioned “Related Party Transactions” of LNC’s Proxy Statement for the Annual Meeting scheduled for May 12, 2005.

Item 14. Principle Accountant Fees and Services

Information for this item is incorporated by reference to the sections captioned “ITEM 2—RATIFICATION OF THE APPOINTMENT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM—Registered Independent Public Accounting Firm Fees and Services” and “ITEM 2—RATIFICATION OF THE APPOINTMENT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM—Audit Committee Pre-Approval Policy” of LNC’s Proxy Statement for the Annual Meeting scheduled for May 12, 2005.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The following Consolidated Financial Statements of Lincoln National Corporation are included in Item 8:

(a)(2) Financial Statement Schedules

The Financial Statement Schedules are listed in the Index to Financial Statement Schedules on page FS-1, which is incorporated herein by reference.

(a)(3) Listing of Exhibits

The Exhibits are listed in the Index to Exhibits beginning on page E-1, which is incorporated herein by reference.

(c) The financial statement schedules for Lincoln National Corporation begin on page FS-2, which are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, LNC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LINCOLN NATIONAL CORPORATION

Date: March 11, 2005	By:	/s/ RICHARD C. VAUGHAN
Richard C. Vaughan Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 11, 2005.

Signature	Title

/s/ RICHARD C. VAUGHAN Richard C. Vaughan	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ JON A. BOSCIA Jon A. Boscia	Chairman, Chief Executive Officer and Director (Principal Executive Officer)

/s/ DOUGLAS N. MILLER Douglas N. Miller	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

/s/ WILLIAM J. AVERY William J. Avery	Director

/s/ J. PATRICK BARRETT J. Patrick Barrett	Director

/s/ THOMAS D. BELL, JR. Thomas D. Bell Jr.	Director

/s/ JENNE K. BRITELL, PH.D. Jenne K. Britell, Ph.D.	Director

/s/ JOHN G. DROSDICK John G. Drosdick	Director

/s/ ERIC G. JOHNSON Eric G. Johnson	Director

/s/ M. LEANNE LACHMAN M. Leanne Lachman	Director

/s/ MICHAEL F. MEE Michael F. Mee	Director

/s/ RON J. PONDER, PH.D. Ron J. Ponder, Ph.D.	Director

/s/ JILL S. RUCKELSHAUS Jill S. Ruckelshaus	Director

/s/ GLENN F. TILTON Glenn F. Tilton	Director

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, are inapplicable, or the required information is included in the consolidated financial statements, and therefore omitted.

LINCOLN NATIONAL CORPORATION

SCHEDULE I—SUMMARY OF INVESTMENTS—OTHER THAN INVESTMENTS IN

RELATED PARTIES

	December 31, 2004 (000s omitted)
Column A	Column B	Column C	Column D
	Cost	Fair Value	Amount at Which Shown in the Balance Sheet
Type of Investment
Fixed maturity securities available-for-sale (1):
Bonds:
United States government and government agencies and authorities	$151,902	$163,039	$163,039
States, municipalities and political subdivisions	162,101	165,974	165,974
Asset/Mortgage-backed securities	5,916,968	6,090,478	6,090,478
Foreign governments	1,205,628	1,285,927	1,285,927
Public utilities	2,365,399	2,531,055	2,531,055
Convertibles and bonds with warrants attached	7,819	8,240	8,240
All other corporate bonds	22,914,450	24,349,755	24,349,755
Redeemable preferred stocks	91,157	106,136	106,136

Total Fixed maturity securities available-for-sale	32,815,424	34,700,604	34,700,604
Equity securities available-for-sale (1):
Common stocks:
Public Utilities	—	—	—
Banks, trusts and insurance companies	47,393	55,084	55,084
Industrial, miscellaneous and all other	12,034	14,696	14,696
Nonredeemable preferred stocks	86,382	91,347	91,347

Total Equity securities available-for-sale	145,809	161,127	161,127
Trading Account Investments	2,878,258	3,237,377	3,237,377
Mortgage loans on Real Estate	3,856,908	4,146,312	3,856,908
Real Estate:
Investment properties	191,299		191,299
Acquired in satisfaction of debt	65		65
Policy Loans	1,870,593	2,026,579	1,870,593
Derivative instruments	86,877	102,456	102,456
Other investments	386,830	386,830	386,830

Total Investments	$42,232,063		$44,507,259

(1)	Investments deemed to have declines in value that are other than temporary are written down or reserved for to reduce the carrying value to their estimated realizable value.

LINCOLN NATIONAL CORPORATION

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEETS

Lincoln National Corporation (Parent Company Only)

	December 31
	2004	2003
	(000s omitted)
Assets:
Investments in subsidiaries *	$6,354,188	$5,823,900
Investments	31,000	144,736
Derivative Instruments	10,770	14,744
Cash and invested cash	217,445	317,410
Property and equipment	3,107	4,475
Loans to subsidiaries *	1,380,015	1,406,674
Federal income taxes recoverable	19,637	12,346
Other assets	50,586	106,237

Total Assets	$8,066,748	$7,830,522

Liabilities and Shareholders’ Equity
Liabilities:
Dividends payable	$63,344	$62,388
Short-term debt	214,415	43,985
Long-term debt	1,001,454	1,117,540
Junior subordinated debentures issued to affiliated trusts	339,800	341,295
Loans from subsidiaries *	233,720	370,803
Accrued expenses and other liabilities	38,426	82,886

Total Liabilities	1,891,159	2,018,897
Shareholders’ Equity
Series A preferred stock	566	593
Common stock	1,654,785	1,528,701
Retained earnings	3,589,533	3,413,302
Foreign currency translation adjustment	154,301	108,993
Minimum pension liability adjustment	(60,479)	(55,112)
Net unrealized gain on securities available-for-sale	836,883	815,148

Total Shareholders’ Equity	6,175,589	5,811,625

Total Liabilities and Shareholders’ Equity	$8,066,748	$7,830,522

*	Eliminated in consolidation.

Certain items in 2003 have been reclassified to conform to the presentation of 2004.

LINCOLN NATIONAL CORPORATION

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

STATEMENTS OF INCOME

Lincoln National Corporation (Parent Company Only)

	Year Ended December 31
	2004	2003	2002
	(000s omitted)
Revenue:
Dividends from subsidiaries*	$413,726	$251,000	$748,000
Interest from subsidiaries*	79,874	81,528	84,009
Net investment income	7,335	5,381	8,021
Realized gain (loss) on investments	155	(2)	(6,239)
Other	1,323	14,725	(9,708)

Total Revenue	502,413	352,632	824,083

Expenses:
Operating and administrative	17,360	10,372	(4,010)
Interest-subsidiaries*	4,615	3,928	6,093
Interest-other	94,496	89,852	93,492

Total Expenses	116,471	104,152	95,575

Income Before Federal Income Tax Benefit (Expense), Equity in Income (Loss) of Subsidiaries, Less Dividends	385,942	248,480	728,508
Federal income tax benefit (expense)	10,546	1,813	(14,577)

Income Before Equity in Income (Loss) of Subsidiaries, Less Dividends	396,488	250,293	713,931
Equity in income (loss) of subsidiaries, less dividends	310,521	261,643	(665,126)

Net Income	$707,009	$511,936	$48,805

*	Eliminated in consolidation.

LINCOLN NATIONAL CORPORATION

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

STATEMENTS OF CASH FLOWS

Lincoln National Corporation (Parent Company Only)

	Year Ended December 31
	2004	2003	2002
	(000s omitted)
Cash Flows from Operating Activities:
Net Income	$707,009	$511,936	$48,805
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of subsidiaries less than (greater than) distributions*	(310,521)	(261,643)	665,126
Realized (gain) loss on investments	(155)	2	6,239
Federal income taxes	(6,728)	(17,254)	32,088
Stock-based compensation—reimbursement from affiliates	—	—	(2,521)
Net cash decrease from FIT paid on sale of subsidiaries	—	—	(9,079)
Other	4,726	(20,768)	5,564

Net Adjustments	(312,678)	(299,663)	697,417

Net Cash Provided by Operating Activities	394,331	212,273	746,222

Cash Flows from Investing Activities:
Net sales (purchases) of investments	118,865	(142,966)	(849)
Cash collateral on loaned securities	—	—	(75,750)
Increase in investment in subsidiaries*	(102,500)	(25,000)	(17,298)
Net sale of property and equipment	—	—	2,340
Other	69,309	16,255	(6,302)

Net Cash Provided by (Used in) Investing Activities	85,674	(151,711)	(97,859)

Cash Flows from Financing Activities:
Repayment of long-term debt	(125,512)	—	—
Issuance of long-term debt	197,294	—	248,990
Net decrease in short-term debt	(22,485)	(97,135)	(113,847)
Decrease in loans from subsidiaries*	(138,578)	(21,574)	(135,822)
Decrease in loans to subsidiaries*	6,612	172,306	35,345
Decrease in receivables from subsidiaries	20,047	20,000	170,453
Increase in common stock	—	—	(475)
Common stock issued for benefit plans	82,033	12,699	77,646
Retirement of common stock	(350,229)	—	(474,486)
Other liabilities—retirement of common stock	—	—	(131,890)
Dividends paid to shareholders	(249,152)	(240,349)	(234,621)

Net Cash Used in Financing Activities	(579,970)	(154,053)	(558,707)

Net (Decrease) Increase in Cash	(99,965)	(93,491)	89,656
Cash and Invested Cash at Beginning of the Year	317,410	410,901	321,245

Cash and Invested Cash at End-of-Year	$217,445	$317,410	$410,901

*	Eliminated in consolidation.

Certain items in 2003 have been reclassified to conform to the presentation of 2004.

LINCOLN NATIONAL CORPORATION

SCHEDULE III—SUPPLEMENTARY INSURANCE INFORMATION

Column A	Column B	Column C	Column D	Column E	Column F
Segment	Deferred Acquisition Costs	Insurance Policy and Claim Reserves	Unearned Premiums	Other Policy Claims and Benefits Payable	Premium Revenue (1)
Year Ended December 31, 2004
Lincoln Retirement	$1,040,427	$2,307,275	$—	$—	$638,455
Life Insurance	1,691,887	15,569,702	—	—	973,142
Investment Management	120,357	—	—	—	58,731
Lincoln UK	590,898	1,543,738	—	—	213,734
Other (incl. consol. adj’s.)	1,396	4,907,410	—	—	1,125

Total	$3,444,965	$24,328,125	$—	$—	$1,885,187

Year Ended December 31, 2003
Lincoln Retirement	$854,644	$2,648,934	$—	$—	$492,677
Life Insurance	1,578,254	14,802,765	—	—	967,014
Investment Management	91,803	—	—	—	45,070
Lincoln UK	620,657	1,498,829	—	—	191,789
Other (incl. consol. adj’s.)	1,781	5,762,204	—	—	1,889

Total	$3,147,139	$24,712,732	$—	$—	$1,698,439

Year Ended December 31, 2002
Lincoln Retirement	$824,706	$2,766,759	$—	$—	$524,802
Life Insurance	1,424,473	13,889,550	—	—	958,932
Investment Management	90,774	—	—	—	40,534
Lincoln UK	597,632	1,429,399	—	—	188,314
Other (incl. consol. adj’s.)	2,151	5,473,166	—	—	14,192

Total	$2,939,736	$23,558,874	$—	$—	$1,726,774

(1)	Includes insurance fees on universal life and other interest-sensitive products.

Certain reclassifications have been made to the 2003 and 2002 amounts to conform to the 2004 presentation.

LINCOLN NATIONAL CORPORATION

SCHEDULE III—SUPPLEMENTARY INSURANCE INFORMATION (Continued)

Column G	Column H	Column I	Column J	Column K	Column L
Segment	Net Investment Income (2)	Benefits	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses (2)	Premiums Written
Year Ended December 31, 2004
Lincoln Retirement	$1,495,890	$985,234	$173,966	$431,255	$—
Life Insurance	948,360	1,061,191	213,039	265,814	—
Investment Management	51,702	—	24,324	421,195	—
Lincoln UK	75,672	100,421	79,070	95,708	—
Other (incl. consol. adj’s.)	132,505	156,806	384	327,209	—

Total	$2,704,129	$2,303,652	$490,783	$1,541,181	$—

Year Ended December 31, 2003
Lincoln Retirement	$1,483,727	$1,049,179	$120,401	$416,074	$—
Life Insurance	911,077	1,095,859	135,518	289,217	—
Investment Management	49,906	—	19,158	387,185	—
Lincoln UK	64,135	98,559	42,535	67,908	—
Other (incl. consol. adj’s.)	129,681	184,926	372	343,507	—

Total	$2,638,526	$2,428,523	$317,984	$1,503,891	$—

Year Ended December 31, 2002
Lincoln Retirement	$1,457,475	$1,217,910	$155,389	$430,956	$—
Life Insurance	899,098	1,101,973	105,790	283,006	—
Investment Management	50,531	—	32,855	350,326	—
Lincoln UK	62,146	84,202	50,044	110,411	—
Other (incl. consol. adj’s.)	162,660	455,420	357	323,249	—

Total	$2,631,910	$2,859,505	$344,435	$1,497,948	$—

(2)	The allocation of expenses between investments and other operations are based on a number of assumptions and estimates. Results would change if different methods were applied.

Certain reclassifications have been made to the 2003 and 2002 amounts to conform to the 2004 presentation.

LINCOLN NATIONAL CORPORATION

SCHEDULE IV—REINSURANCE

Column A	Column B	Column C	Column D	Column E	Column F
Description	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
	(000s omitted)
Year Ended December 31, 2004
Individual life insurance in force	$325,100,000	$236,900,000	$600,000	$88,800,000	0.7%
Premiums:
Life insurance and annuities (1)	$2,189,196	$307,872	$342	$1,881,666	—
Health insurance	10,738	7,217	—	3,521	—

Total	$2,199,934	$315,089	$342	$1,885,187

Year Ended December 31, 2003
Individual life insurance in force	$307,200,000	$214,400,000	$600,000	$93,400,000	0.6%
Premiums:
Life insurance and annuities (1)	$1,937,615	$244,180	$1,017	$1,694,452	0.1%
Health insurance	10,709	6,722	—	3,987	—

Total	$1,948,324	$250,902	$1,017	$1,698,439

Year Ended December 31, 2002
Individual life insurance in force	$277,700,000	$182,100,000	$500,000	$96,100,000	0.5%
Premiums:
Life insurance and annuities (1)	$1,930,569	$225,204	$1,081	$1,706,446	0.1%
Health insurance	28,223	7,896	—	20,327	—

Total	$1,958,793	$233,100	$1,081	$1,726,773

(1)	Includes insurance fees on universal life and other interest-sensitive products.

LINCOLN NATIONAL CORPORATION

SCHEDULE V—VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C Additions		Column D	Column E
Description	Balance at Beginning of Period	Charged to Costs Expenses (1)	Charged to Other Accounts- Describe	Deductions- Describe (2)	Balance at End of Period
	(000s omitted)
Year Ended December 31, 2004
Deducted from Asset Accounts:
Reserve for Mortgage Loans on real estate	$17,532	$4,645	$—	$(6,660)	$15,517
Included in Other Liabilities:
Investment Guarantees	45	—	—	(45)	—
Year Ended December 31, 2003
Deducted from Asset Accounts:
Reserve for Mortgage Loans on real estate	$11,926	$16,357	$—	$(10,751)	$17,532
Included in Other Liabilities:
Investment Guarantees	399	—	—	(354)	45
Year Ended December 31, 2002
Deducted from Asset Accounts:
Reserve for Mortgage Loans on real estate	$2,211	$12,730	$—	$(3,015)	$11,926
Included in Other Liabilities:
Investment Guarantees	323	76	—	—	399

(1)	Excludes charges for the direct write-off assets.
(2)	Deductions reflect sales, foreclosures of the underlying holdings, or change in reserves.

INDEX TO EXHIBITS

3	(a)	The Articles of Incorporation of LNC (“LNC”) as last amended effective May 12, 1994 are incorporated by reference to Exhibit 3(a) of LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2001.

3	(b)	The Bylaws of LNC as last amended on May 8, 2003 are incorporated by reference to Exhibit 3(b) of LNC’s Form 10-Q (File No. 1-6028) for the quarter ended June 30, 2004.

4	(a)	Indenture of LNC dated as of January 15, 1987, between LNC and Morgan Guaranty Trust Company of New York is incorporated by reference to Exhibit 4(a) of LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 1994.

4	(b)	First Supplemental Indenture dated as of July 1, 1992, to Indenture of LNC dated as of January 15, 1987 is incorporated by reference to Exhibit 4(b) of LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2001.

4	(c)	Rights Agreement of LNC as last amended November 14, 1996 is incorporated by reference to LNC’s Form 8-K (File No. 1-6028) filed with the Commission on November 22, 1996.

4	(d)	Indenture of LNC dated as of September 15, 1994, between LNC and The Bank of New York, as Trustee, is incorporated by reference to Exhibit 4(e) of LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 1998.

4	(e)	Form of Note dated as of September 15, 1994 is incorporated by reference to Exhibit 4(d) of LNC’s Registration Statement on Form S-3/A (File No. 33-55379) filed with the Commission on September 15, 1994.

4	(f)	Form of Zero Coupon Security dated as of September 15, 1994 is incorporated by reference to Exhibit 4(f) of LNC’s Registration Statement on Form S-3/A (File No. 33-55379) filed with the Commission on September 15, 1994.

4	(g)	Specimen of LNC’s 7 1/4% Debenture due May 15, 2005 is incorporated by reference to Schedule III of LNC’s Form 8-K (File No. 1-6028) filed with the Commission on May 17, 1995.

4	(h)	Junior Subordinated Indenture dated as of May 1, 1996 between LNC and The First National Bank of Chicago is incorporated by reference to Exhibit 4(j) of LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2001.

4	(i)	Specimen of 6 1/2% Notes due March 15, 2008 incorporated by reference to Exhibit 4.1 LNC’s Form 8-K (File No. 1-6028) filed with the commission on March 24, 1998.

4	(j)	Specimen of 7% Notes due March 15, 2018 incorporated by reference to Exhibit 4.2 of LNC’s Form 8-K (File No. 1-6028) filed with the Commission on March 24, 1998.

4	(k)	Amended and Restated Trust Agreement for Lincoln National Capital III among LNC, as depositor, The First National Bank of Chicago, as property trustee, First Chicago Delaware, Inc. as Delaware trustee, and the administrative trustees is incorporated by reference to Exhibit 4.1 of LNC’s Form 8-K (File No. 1-6028) filed with the Commission on July 30, 1998.

4	(l)	Guarantee Agreement for Lincoln National Capital III is incorporated by reference to Exhibit 4.4 of LNC’s Form 8-K (File No. 1-6028) filed with the Commission on July 30, 1998.

4	(m)	Amended and Restated Trust Agreement for Lincoln National Capital IV among LNC, as depositor, The First National Bank of Chicago, as property trustee, First Chicago Delaware Inc., as Delaware trustee, and the administrative trustees is incorporated by reference to Exhibit 4.1 of LNC’s Form 8-K (File No. 1-6028) filed with the Commission on August 27, 1998.

4	(n)	Guarantee Agreement for Lincoln National Capital IV is incorporated by reference to Exhibit 4.5 of LNC’s Form 8-K (File No. 1-6028) filed with the Commission on August 27, 1998.

4	(o)	Purchase Contract Agreement between LNC and The First National Bank of Chicago, as Purchase Contract Agent, relating to Lincoln National Capital IV is incorporated by reference to Exhibit 4.6 of LNC’s Form 8-K (File No. 1-6028) filed with the Commission on August 27, 1998.

4	(p)	Pledge Agreement among LNC, The Chase Manhattan Bank, as agent, and The First National Bank of Chicago, as Purchase Agent, relating to Lincoln National Capital IV is incorporated by reference to Exhibit 4.9 of LNC’s Form 8-K (File No. 1-6028) filed with the Commission on August 27, 1998.

4	(q)	Underwriting Agreement dated November 9, 2001 is incorporated by reference to Exhibit 1.1 of LNC’s Form 8-K (File No. 1-6028) filed with the Commission on November 21, 2001.

4	(r)	Amended and Restated Trust Agreement dated November 19, 2001, among LNC, as Depositor, Bank One Trust Company, National Association, as Property Trustee, Bank One Delaware, Inc., as Delaware Trustee, and the Administrative Trustee named therein is incorporated by reference to Exhibit 4.1 of LNC’s Form 8-K (File No. 1-6028) filed with the Commission on November 21, 2001.

4	(s)	Form of 7.65% Trust Preferred Security Certificate is incorporated by reference to Exhibit 4.2 of LNC’s Form 8-K (File No. 1-6028) filed with the Commission on November 21, 2001.

4	(t)	Guarantee Agreement dated November 19, 2001 between LNC, as Guarantor, and Bank One Trust Company, National Association, as Guarantee Trustee, is incorporated by reference to Exhibit 4.4 of LNC’s Form 8-K (File No. 1-6028) filed with the Commission on November 21, 2001.

4	(u)	Underwriting Agreement dated December 4, 2001 is incorporated by reference to Exhibit 1.1 of LNC’s Form 8-K (File No. 1-6028) filed with the Commission on December 11, 2001.

4	(v)	Form of Note dated December 7, 2001 is incorporated by reference to Exhibit 4.1 of LNC’s Form 8-K (File No. 1-6028) filed with the Commission on December 11, 2001.

4	(w)	Underwriting Agreement dated May 29, 2002 is incorporated by reference to Exhibit 1.1 of LNC’s Form 8-K (File No. 1-6028) filed with the Commission on June 6, 2002.

4	(x)	Form of Note dated June 3, 2002 is incorporated by reference to Exhibit 4.1 of LNC’s Form 8-K (File No. 1-6028) filed with the Commission on June 6, 2002.

4	(y)	Amended and Restated Trust Agreement dated September 11, 2003, among LNC, as Depositor, Bank One Trust Company, National Association, as Property Trustee, Bank One Delaware, Inc., as Delaware Trustee, and the Administrative Trustees named therein is incorporated by reference to Exhibit 4.1 of Form 8-K (File No. 1-6028) filed with the Commission on September 16, 2003.

4	(z)	Form of 6.75% Trust Preferred Security certificate is incorporated by reference to Exhibit 4.2 of LNC’s Form 8-K (File No. 1-6028) filed with the Commission on September 16, 2003.

4	(aa)	Form of 6.75% Junior Subordinated Deferrable Interest Debentures, Series F is incorporated by reference to Exhibit 4.3 of LNC’s Form 8-K (File No. 1-6028) filed with the Commission on September 16, 2003.

4	(bb)	Guarantee Agreement dated September 11, 2003 between LNC, as Guarantor, and Bank One Trust Company, National Association, as Guarantee Trustee is incorporated by reference to Exhibit 4.4 of LNC’s Form 8-K (File No. 1-6028) filed with the Commission on September 16, 2003.

4	(cc)	Underwriting Agreement dated January 28, 2004 is incorporated by reference of LNC’s Form 8-K (File No. 1-6028) filed with the Commission on February 4, 2004.

4	(dd)	Form of 4.75% Note due February 15, 2014 is incorporated by reference to Exhibit 4.1 of LNC’s Form 8-K (File No. 1-6028) filed with the Commission on February 4, 2004.

10	(a)	The LNC 1986 Stock Option Incentive Plan, as amended through January 15, 1997, is incorporated by reference to Exhibit 10(a) of LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2001.*

10	(b)	Salary Continuation Plan for Executives of LNC and Affiliates Plan last amended August 1, 2000 is incorporated by reference to Exhibit 10(b) of LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2001.*

10	(c)	The LNC Executives’ Severance Benefit Plan as Amended and Restated on January 10, 2002 is incorporated by reference to Exhibit 10(c) of LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2001.*

10	(d)	The LNC Outside Directors’ Retirement Plan as last amended effective March 15, 1990 is incorporated by reference to Exhibit 10(d) of LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2001.*

10	(e)	The LNC Outside Directors’ Value Sharing Plan, last amended March 8, 2001 is incorporated by reference to Exhibit 10(e) of LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2001.*

10	(f)	LNC Executive Deferred Compensation Plan for Employees, as last amended August 1, 2002, is incorporated by reference to Exhibit 10(f) of LNC’s Form 10-Q (File No. 1-6028) for the quarter ended September 30, 2002.*

10	(g)	LNC 1993 Stock Plan for Non-Employee Directors, as last amended May 10, 2001, is incorporated by reference to Exhibit 10(g), of LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2001.*

10	(h)	LNC Executives’ Excess Compensation Pension Benefit Plan as last amended January 1, 1989, is incorporated by reference to Exhibit 10(h) of LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2001.*

10	(i)	First Amendment to LNC Executives’ Excess Compensation Pension Benefit Plan, effective December 22, 1999 is incorporated by reference to Exhibit 10(k) of LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 1999.*

10	(j)	LNC Incentive Compensation Plan, as amended and restated on March 8, 2001, is incorporated by reference to Exhibit 3 of LNC’s Proxy Statement (File No. 1-6028) filed with the Commission on April 10, 2001.*

10	(k)	Agreement, Waiver and General Release dated January 20, 2003 between J. Michael Hemp and Lincoln Financial Advisors Corporation on behalf of itself and LNC, their affiliates and subsidiaries is incorporated by reference to Exhibit 10(r) of LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2002.*

10	(l)	Agreement, Waiver and General Release dated July 12, 2003 between Lorry J. Stensrud and the Lincoln National Life Insurance Company (“LNL”) on behalf of itself and LNC, their affiliates and subsidiaries is incorporated by reference to Exhibit 10(a) of LNC’s Form 10-Q (File No. 1-6028) for the quarter ended June 30, 2003. *

10	(m)	LNC Deferred Compensation Plan for Non-Employee Directors, effective July 1, 2004, is incorporated by reference to Exhibit 10 of LNC’s Form 10-Q (File No. 1-6028) for the quarter ended September 30, 2004.*

10	(n)	Framework for Long-Term performance under the Incentive Compensation Plan, as amended and restated on March 8, 2001, is incorporated by reference to LNC’s Form 8-K (File No. 1-6028) filed with the Commission on January 20, 2005.*

10	(o)	Form of Restricted Stock Agreement is incorporated by reference to LNC’s Form 8-K (File No. 1-6028) filed with the Commission on January 20, 2005.*

10	(p)	Form of Stock Option Agreement is incorporated by reference to LNC’s Form 8-K (File No. 1-6028) filed with the Commission on January 20, 2005.*

10	(q)	Form of Long-Term Incentive Award Agreement is incorporated by reference to LNC’s Form 8-K (File No. 1-6028) filed with the Commission on January 20, 2005.*

10	(r)	LNC Employees’ Supplemental Pension Benefit Plan is incorporated by reference to LNC’s Form 8-K (File No. 1-6028) filed with the Commission on January 20, 2005.*

10	(s)	2005 Annual Incentive Award Measures.*

10	(t)	2005-2007 Long-Term Incentive Award Measures.*

10	(u)	Form of Long-Term Incentive Award Agreement (2003-2005 Performance Cycle) is incorporated by reference to LNC’s Form 8-K (File No. 1-6028) filed with the Commission on February 16, 2005.*

10	(v)	2004 Annual Incentive Measures is incorporated by reference to LNC’s Form 8-K (File No. 1-6028) filed with the Commission on February 16, 2005.*

10	(w)	2002-2004 Long-Term Incentive Award Measures is incorporated by reference to LNC’s Form 8-K (File No. 1-6028) filed with the Commission on February 16, 2005.*

10	(x)	2003-2005 Long-Term Incentive Award Measures is incorporated by reference to LNC’s Form 8-K (File No. 1-6028) filed with the Commission on February 16, 2005.*

10	(y)	2004-2006 Long-Term Incentive Award Measures is incorporated by reference to LNC’s Form 8-K (File No. 1-6028) filed with the Commission on February 16, 2005.*

10	(z)	Non-Qualified Stock Option Agreement (For Non-Employee Directors).*

10	(aa)	Delaware Investments U.S., Inc. Stock Option Plan, effective January 1, 2001.*

10	(bb)	Non-qualified Stock Option Agreement Under the Delaware Investments U.S., Inc. Stock Option Plan.*

10	(cc)	LNC Non-Employee Directors Compensation, effective July 1, 2004.*

10	(dd)	Lease and Agreement dated August 1, 1984, with respect to LNL’s offices located at Clinton Street and Harrison Street, Fort Wayne, Indiana is incorporated by reference to Exhibit 10(n) of LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 1995.

10	(ee)	Form of Lease and Agreement dated March 1, 1999, with respect to LNC’s offices located at Centre Square West Tower, 1500 Market Street, Suite 3900, Philadelphia, Pennsylvania is incorporated by reference to Exhibit 10(p) of LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 1999.

10	(ff)	Agreement of Lease dated February 17, 1998, with respect to LNL’s offices located at 350 Church Street, Hartford, Connecticut is incorporated by reference to Exhibit 10(q) of LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 1997.

10	(gg)	Lease and Agreement dated December 10, 1999 with respect to Delaware Management Holdings, Inc., offices located at One Commerce Square, Philadelphia, Pennsylvania is incorporated by reference to Exhibit 10(r) of LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 1999.

10	(hh)	Sublease and Agreement dated December 10, 1999 between Delaware Management Holdings, Inc. and New York Central Lines LLC for property located at Two Commerce Square, Philadelphia, Pennsylvania is incorporated by reference to Exhibit 10(s) of LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 1999.

10	(ii)	Consent to Sublease dated December 10, 1999 with respect to Delaware Management Holdings, Inc. for property located at Two Commerce Square and Philadelphia Plaza Phase II, Philadelphia, Pennsylvania is incorporated by reference to Exhibit 10(t) of LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 1999.

10	(jj)	Stock and Asset Purchase Agreement by and among LNC, The Lincoln National Life Insurance Company, Lincoln National Reinsurance Company (Barbados) Limited and Swiss Re Life & Health America Inc. dated July 27, 2001 is incorporated by reference to Exhibit 99.1 of LNC’s Form 8-K (File No. 1-6028) filed with the Commission on August 1, 2001. Omitted schedules and exhibits listed in the Agreement will be furnished to the Commission upon request.

10	(kk)	Third Amended and Restated Letter of Credit and Reimbursement Agreement, dated as of December 11, 2003, among LNC, as an Account Party and Guarantor, the Subsidiary Account Parties, as additional Account Parties, the Banks party thereto and JP Morgan Chase Bank, as Administrative Agent, is incorporated by reference to Exhibit 10 (l) of LNC’s Form 10-Q (File No. 1-6028) for the quarter ended June 30, 2004.

10	(ll)	Fourth Amended and Restated Letter of Credit and Reimbursement Agreement dated as of December 10, 2004, among LNC, as an Account Party and Guarantor, the Subsidiary Account Parties, as additional Parties, the Banks party thereto, and JP Morgan Chase Bank, as Administrative Agent.

10	(mm)	Credit Agreement, dated as of December 11, 2003, among LNC, as Borrower, the Banks party thereto and JP Morgan Chase Bank, N.A. as Administrative Agent, is incorporated by reference to Exhibit 10(s) of LNC’s Form 10-Q (File No. 1-6028) for the quarter ended June 30, 2004.

10	(nn)	First Amended and Restated Credit Agreement, dated as of December 10, 2004, among LNC, as Borrower, the Banks party thereto and JP Morgan Chase Bank, N.A., as Administrative Agent.

12		Historical Ratio of Earnings to Fixed Charges.

21		Exhibit A, Organizational Chart of the Lincoln National Insurance Holding Company System.

23		Consent of Independent Registered Public Accounting Firm.

31	(a)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31	(b)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32	(b)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit is a management contract or compensatory plan or arrangement.

NOTE: This is an abbreviated version of the Lincoln National Corporation Form 10-K. Copies of these exhibits are available electronically at www.sec.gov or www.lfg.com, or by writing to the Corporate Secretary at Lincoln National Corporation, Centre Square, 1500 Market Street, Suite 3900, Philadelphia, Pennsylvania 19102-2112.