Form 10-Q
period 2005-03-31
LINCOLN NATIONAL CORP
filed 2005-05-09
CIK 59558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

(215) 448-1400

Registrant’s telephone number, including area code

Not Applicable

Former name, former address and former fiscal year, if changed since last report

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

As of April 30, 2005, 173,701,482 shares of common stock of the registrant were outstanding.

Item 1. Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31, 2005	December 31, 2004
	(Unaudited)
	(000s omitted)
ASSETS
Investments:
Securities available-for-sale, at fair value:
Fixed maturity (cost: 2005—$32,945,804; 2004—$32,815,424)	$34,224,858	$34,700,604
Equity (cost: 2005—$142,598; 2004—$145,809)	154,786	161,127
Trading securities	3,206,513	3,237,377
Mortgage loans on real estate	3,805,700	3,856,908
Real estate	213,376	191,364
Policy loans	1,860,464	1,870,593
Derivative investments	104,600	102,456
Other investments	411,888	386,830

Total Investments	43,982,185	44,507,259
Cash and invested cash	1,499,072	1,661,686
Property and equipment	203,941	207,118
Deferred acquisition costs	3,712,723	3,444,965
Premiums and fees receivable	299,323	232,942
Accrued investment income	557,576	525,137
Assets held in separate accounts	55,387,234	55,204,595
Federal income taxes	4,987	—
Amounts recoverable from reinsurers	7,336,504	7,067,549
Goodwill	1,195,672	1,195,861
Other intangible assets	1,092,030	1,116,120
Other assets	1,080,934	1,056,033

Total Assets	$116,352,181	$116,219,265

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Insurance and Investment Contract Liabilities:
Insurance policy and claim reserves	$24,666,209	$24,328,125
Contractholder funds	22,870,166	23,074,398
Liabilities related to separate accounts	55,387,234	55,204,595

Total Insurance and Investment Contract Liabilities	102,923,609	102,607,118
Short-term debt	193,972	214,415
Long-term debt	1,046,572	1,048,636
Junior subordinated debentures issued to affiliated trusts	336,564	339,800
Reinsurance related derivative liability	313,489	375,342
Funds withheld reinsurance liabilities	1,929,234	1,895,092
Federal income taxes payable	—	77,624
Other liabilities	2,672,090	2,572,669
Deferred gain on indemnity reinsurance	893,723	912,980

Total Liabilities	110,309,253	110,043,676
Shareholders’ Equity:
Series A preferred stock—10,000,000 shares authorized (2005 liquidation value—$1,304)	550	566
Common stock—800,000,000 shares authorized	1,688,000	1,654,785
Retained earnings	3,677,292	3,589,533
Accumulated Other Comprehensive Income:
Net unrealized gain on securities available-for-sale	582,867	822,851
Net unrealized gain on derivative instruments	7,708	14,032
Foreign currency translation adjustment	146,475	154,301
Minimum pension liability adjustment	(59,964)	(60,479)

Total Accumulated Other Comprehensive Income	677,086	930,705

Total Shareholders’ Equity	6,042,928	6,175,589

Total Liabilities and Shareholders’ Equity	$116,352,181	$116,219,265

See accompanying Notes to the Consolidated Financial Statements.

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2005	2004
	(Unaudited)
	(000s omitted)
Revenue:
Insurance premiums	$70,368	$75,563
Insurance fees	419,032	383,674
Investment advisory fees	59,373	62,722
Net investment income	659,811	677,542
Realized gain (loss) on investments	11,383	(20,102)
Amortization of deferred gain on indemnity reinsurance	19,257	18,207
Other revenue and fees	74,015	61,424

Total Revenue	1,313,239	1,259,030
Benefits and Expenses:
Benefits	572,645	583,326
Underwriting, acquisition, insurance and other expenses	480,358	444,263
Interest and debt expense	22,433	22,812

Total Benefits and Expenses	1,075,436	1,050,401
Income before Federal Income Taxes and Cumulative Effect of Accounting Changes	237,803	208,629
Federal income taxes	58,867	53,670

Income before Cumulative Effect of Accounting Changes	178,936	154,959
Cumulative Effect of Accounting Changes (net of Federal Income Taxes)	—	(24,502)

Net Income	$178,936	$130,457

Earnings Per Common Share-Basic
Income before Cumulative Effect of Accounting Changes	$1.03	$0.87
Cumulative Effect of Accounting Changes (net of Federal Income Taxes)	—	(0.14)

Net Income	$1.03	$0.73

Earnings Per Common Share-Diluted:
Income before Cumulative Effect of Accounting Changes	$1.01	$0.86
Cumulative Effect of Accounting Changes (net of Federal Income Taxes)	—	(0.14)

Net Income	$1.01	$0.72

See accompanying Notes to the Consolidated Financial Statements.

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Three Months Ended March 31,
	Number of Shares		Amounts
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
	(000s omitted, except for share amounts)
Series A Preferred Stock:
Balance at beginning-of-year	16,912	17,746	$566	$593
Conversion into common stock	(616)	(37)	(16)	(1)

Balance at March 31	16,296	17,709	550	592

Common Stock:
Balance at beginning-of-year	173,557,730	178,212,455	1,654,785	1,528,701
Conversion of series A preferred stock	9,856	592	16	1
Stock compensation/issued for benefit plans	822,165	1,660,713	38,405	58,464
Deferred compensation payable in stock	48,192	—	1,993	—
Retirement of common stock	(755,000)	(1,369,446)	(7,199)	(11,747)

Balance at March 31	173,682,943	178,504,314	1,688,000	1,575,419

Retained Earnings:
Balance at beginning-of-year			3,589,533	3,413,302
Comprehensive income (loss)			(74,683)	400,696
Less other comprehensive income (loss) (net of federal income tax):
Net unrealized gain (loss) on securities available-for-sale, net of reclassification adjustment			(239,984)	244,947
Net unrealized gain (loss) on derivative instruments			(6,324)	6,875
Foreign currency translation adjustment			(7,826)	19,901
Minimum pension liability adjustment			515	(1,484)

Net Income			178,936	130,457
Retirement of common stock			(27,415)	(53,010)
Dividends declared:
Series A preferred ($0.75 per share)			(12)	(13)
Common (2005-$0.365; 2004-$0.35)			(63,750)	(62,478)

Balance at March 31			$3,677,292	$3,428,258

See accompanying Notes to the Consolidated Financial Statements.

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Continued)

	Three Months Ended March 31,
	2005	2004
	(Unaudited)
	(000s omitted, except for share amounts)
Net Unrealized Gain on Securities Available-for-Sale:
Balance at beginning-of-year	$822,851	$793,054
Change during the period	(239,984)	244,947

Balance at March 31	582,867	1,038,001

Net Unrealized Gain on Derivative Instruments:
Balance at beginning-of-year	14,032	22,094
Change during the period	(6,324)	6,875

Balance at March 31	7,708	28,969

Foreign Currency Translation Adjustment:
Accumulated adjustment at beginning-of-year	154,301	108,993
Change during the period	(7,826)	19,901

Balance at March 31	146,475	128,894

Minimum Pension Liability Adjustment:
Balance at beginning-of-year	(60,479)	(55,112)
Change during the period	515	(1,484)

Balance at March 31	(59,964)	(56,596)

Total Shareholders’ Equity at March 31	$6,042,928	$6,143,537

Common Stock at End of Quarter:
Assuming conversion of preferred stock	173,943,679	178,787,658
Diluted basis	176,544,131	181,439,353

See accompanying Notes to the Consolidated Financial Statements.

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2005	2004
	(Unaudited)
	(000s omitted)
Cash Flows from Operating Activities:
Net income	$178,936	$130,457
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred acquisition costs	(70,679)	(89,895)
Premiums and fees receivable	(66,381)	14,611
Accrued investment income	(32,439)	(25,174)
Policy liabilities and accruals	340,691	(42,629)
Net trading securities purchases, sales and maturities	(21,536)	13,683
(Gain) loss on reinsurance embedded derivative/trading securities	(4,381)	4,246
Cumulative effect of accounting change	—	37,695
Contractholder funds	(105,381)	216,488
Amounts recoverable from reinsurers	(268,955)	(26,514)
Federal income taxes	52,141	33,202
Stock-based compensation expense	11,781	14,210
Provisions for depreciation	12,131	18,671
Amortization of other intangible assets	20,829	17,782
Gain on sale of subsidiaries/business	(14,231)	—
Realized loss on investments and derivative instruments	7,229	15,856
Amortization of deferred gain	(19,257)	(18,207)
Other	170,682	(140,214)

Net Adjustments	12,244	43,811

Net Cash Provided by Operating Activities	191,180	174,268
Cash Flows from Investing Activities:
Securities-available-for-sale:
Purchases	(1,484,719)	(2,540,250)
Sales	886,797	1,732,927
Maturities	508,122	555,044
Purchase of other investments	(233,446)	(193,093)
Sale or maturity of other investments	242,095	442,300
Increase in cash collateral on loaned securities	123,023	220,998
Proceeds from sale of subsidiaries/business	14,231	—
Other	52,786	(54,096)

Net Cash Provided by Investing Activities	108,889	163,830
Cash Flows from Financing Activities:
Issuance of long-term debt	—	197,294
Net decrease in short-term debt	(20,443)	(5,976)
Universal life and investment contract deposits	1,098,868	1,212,739
Universal life and investment contract withdrawals	(1,163,632)	(750,867)
Investment contract transfers	(346,750)	(399,329)
Increase in funds withheld liability	34,142	31,124
Common stock issued for benefit plans	27,899	40,381
Retirement of common stock	(29,017)	(56,818)
Dividends paid to shareholders	(63,750)	(62,323)

Net Cash Provided by (Used in) Financing Activities	(462,683)	206,225

Net Increase (Decrease) in Cash and Invested Cash	(162,614)	544,323
Cash and Invested Cash at Beginning-of-Year	1,661,686	1,711,196

Cash and Invested Cash at March 31	$1,499,072	$2,255,519

See accompanying Notes to the Consolidated Financial Statements.

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying Consolidated Financial Statements include Lincoln National Corporation (“LNC”) and its majority-owned subsidiaries. Through subsidiary companies, LNC operates multiple insurance and investment management businesses divided into four business segments (see Note 7). The collective group of companies uses “Lincoln Financial Group” as its marketing identity. Less than majority-owned entities in which LNC has at least a 20% interest are reported on the equity basis. These unaudited Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States, except that they do not contain complete notes. However, in the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the results. These financial statements should be read in conjunction with the audited Consolidated Financial Statements and the accompanying notes incorporated by reference into LNC’s latest annual report on Form 10-K for the year ended December 31, 2004.

Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2005. Certain amounts reported in prior years’ Consolidated Financial Statements have been reclassified to conform with the presentation adopted in 2005. These reclassifications have no effect on net income or shareholders’ equity of the prior years.

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

The SOP provides guidance related to the reporting and disclosure of certain insurance contracts and separate accounts, including guidance for computing reserves for products with guaranteed benefits, such as guaranteed minimum death benefit (“GMDB”), and for products with annuitization benefits such as guaranteed minimum income benefits. In addition, the SOP addresses the presentation and reporting of separate accounts, the capitalization and amortization of sales inducements, and secondary guarantees on universal-life type contracts.

GMDB Reserves. Although there was no method prescribed under generally accepted accounting principles for GMDB reserving until the issuance of the SOP, LNC’s Retirement segment has been recording a reserve for GMDBs. At December 31, 2003, LNC’s GMDB reserve was $46.4 million. Based upon a comparison of the requirements of the SOP to LNC’s established practice of reserving for GMDB, the adoption of the GMDB reserving methodology under the SOP resulted in a decrease to reserves of $9.7 million, pre-tax at the time of adoption. GMDB reserves were $24.7 million and $18.2 million at March 31, 2005 and December 31, 2004, respectively.

Application of the SOP impacts estimated gross profits (“EGPs”) used to calculate amortization of deferred acquisition costs (“DAC”), the present value of acquired blocks of in-force policies (“PVIF”), deferred sales inducements (“DSI”), and the liability for deferred front-end loads (“DFEL”). The benefit ratio approach under the SOP results in a portion of future GMDB fees being accrued as a liability for future GMDB reserves. As a result, the EGPs used in LNC’s determination of DAC amortization are lower under the SOP. Therefore upon adoption of the SOP in the first quarter of 2004, LNC reported an unfavorable DAC/PVIF/DSI/DFEL unlocking as a negative cumulative effect adjustment of $43.2 million, pre-tax.

The combined effects of the GMDB reserve requirements and related unlocking adjustments from implementation of the SOP resulted in a charge to net income for the cumulative effect of accounting change of $33.5 million, pre-tax, ($21.8 million after-tax) in the first quarter of 2004.

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

LNC previously deferred bonus credits as part of the DAC asset and reported the amortization of bonus credits as part of DAC amortization. Upon implementation of the SOP, LNC reclassified bonus credits of $45.2 million from DAC to DSI, which are reported in other assets on the Consolidated Balance Sheets. Amortization of the DSI asset is reported as part of benefit expense.

Universal Life Contracts. LNC’s Life Insurance segment offers an array of individual and survivor-life universal life insurance products that contain features for which the SOP might apply. A review of the products and their features for possible SOP implications concluded that no additional reserves would be necessary with the exception of the MoneyGuardSM product. MoneyGuardSM is a universal life insurance product with an acceleration of death benefit feature that provides convalescent care benefit payments when the insured becomes chronically ill. There is an optional extension of benefit rider available that will provide continuation of the convalescent care benefit payments once the total benefits from the base policy have been exhausted. The optional extended benefit payments can be for 2 years, 4 years, or the remaining life of the insured. Charges for the extension rider are deducted from the base policy account value and vary by the length of extension period selected. The adoption of the SOP, in the first quarter of 2004, resulted in a charge recorded as a cumulative effect of accounting change of $4.2 million, pre-tax, ($2.7 million, after-tax) for the extension of benefit feature in MoneyGuardSM.

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

FASB Statement of Financial Accounting Standards No. 123(r) - Accounting for Share-Based Payment. In December 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment (“FAS 123(r)”), which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” FAS 123(r) requires all share-based payments to employees to be recognized in the income statement based on their fair values. LNC had previously adopted the retroactive restatement method under Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” and restated all periods presented to reflect stock-based employee compensation cost under the fair value accounting method in FAS 123 for all employee awards granted, modified or settled in fiscal years beginning after December 15, 1994.

LNC currently uses the Black-Scholes formula to estimate the value of stock options granted to employees and expects to continue to use this acceptable option valuation model upon the required adoption of FAS 123(r). FAS 123(r) also requires that the benefits of tax deductions in excess of recognized compensation cost be reported as financing cash flow, rather than as an operating cash flow as currently required. In April 2005 the Securities and Exchange Commission deferred required implementation to January 1, 2006. LNC does not anticipate that adoption for FAS 123(r) will have a material effect on results of operations, operating cash flows or its financial position.

FASB Financial Staff Position No. FAS-106-1-Medicare Prescription Drug Improvement and Modernization Act of 2003 and FASB Staff Position No. FAS-106-2-Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003. In December 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (“the Medicare Act”) became law. Beginning in 2006, the Medicare Act provides various alternatives that could result in an offset to some portion of the costs of prescription drug benefits provided to retirees. In January 2004, the staff of the FASB issued Financial Staff Position No. FAS 106-1 (“FSP 106-1”), which permitted a sponsor of a post-retirement health care plan that provides retiree prescription drug benefits to make a one-time election to defer accounting for the effects of the Medicare Act. In May 2004, the staff of the FASB issued Financial Staff Position No. FAS 106-2 (“FSP 106-2”), which required sponsors of a post-retirement health care plan that provides retiree prescription drug benefits to reflect the provisions of the Medicare Act in determining post-retirement benefit cost for the first annual or interim period starting after June 15, 2004. In January 2005, administrative rules related to the Medicare Act were published.

There are several uncertainties that exist as to the eventual effects of the Medicare Act on the cost of the prescription drug benefits currently included in LNC’s retiree medical benefit plan. These uncertainties include the potential for significant legislative changes to the Medicare Act prior to its implementation in 2006, and the interrelated effects that the existence of various cost containment measures currently included within LNC’s retiree medical benefit plans may have under the new legislation.

LNC completed its analysis and incorporated the provisions of the Medicare Act in determining other post-retirement benefit costs and the accumulated post-retirement benefit obligation in third quarter of 2004. The implementation did not have a material effect on LNC’s results of operations.

Due to uncertainties about how participants in LNC’s post-retirement plan will elect to participate in the Medicare Act’s benefits, LNC’s assessment of the effects of the provisions of the Medicare Act could change. Any change would be included in the financial statements in the period the change occurs. Any change is not expected to have a material effect on LNC.

EITF 03-1—The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. In March 2004, the FASB’s Emerging Issues Task Force (“EITF”) reached a final consensus on Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”). EITF 03-1 established impairment models for determining whether to record impairment losses associated with investments in certain equity and debt securities. It also required income to be accrued on a level-yield basis following an impairment of debt securities, where reasonable estimates of the timing and amount of future cash flows can be made. EITF 03-1 indicated that, although not presumptive, a pattern of selling investments prior to the forecasted recovery may call into question an investor’s intent to hold the security until it recovers in value. The application of EITF 03-1 was to be effective for reporting periods beginning after June 15, 2004. However, in September 2004, the FASB directed the FASB staff to develop a staff position (“FSP”) providing further guidance on this topic. On September 30, 2004, the FASB issued FSP EITF 03-1-1 delaying the effective date of the accounting and measurement provisions of EITF 03-1 until further guidance is finalized, and it is not known what the effective date of the final FSP will be. Although the accounting and measurement provisions have been delayed, the disclosure requirements and the actual definition of impairment that are within EITF 03-1 have not been delayed. LNC has made the appropriate disclosures related to EITF 03-1 and utilized the definition of impairment to evaluate all securities, including those that we might not have previously evaluated in this manner, that meet the scope of EITF 03-1. LNC will continue to monitor developments concerning EITF 03-1 and is currently unable to estimate the potential effects of implementing EITF 03-1 on its consolidated financial condition or results of operations.

3. Federal Income Taxes

The effective tax rate on net income is lower than the prevailing corporate Federal income tax rate principally from tax-preferred investment income. LNC earns tax-preferred investment income that does not change proportionately with the overall change in earnings or losses before Federal income taxes.

The Federal income tax liability at December 31, 2004 includes a valuation allowance of $46.8 million attributable to the net operating losses of LNC’s foreign life reinsurance subsidiary domiciled in Barbados. This valuation allowance was reduced to $41.0 million as of March 31, 2005. The net operating losses of this subsidiary are subject to Federal income tax limitations that only allow the net operating losses to be used to offset future taxable income of the subsidiary. LNC believes that it is more likely than not that all of the tax benefits associated with this subsidiary’s net operating losses will not be realized.

4. Supplemental Financial Data

A roll forward of the balance sheet account “Deferred acquisition costs” is as follows:

	Three Months Ended March 31,
(in millions)	2005	2004
Balance at beginning-of-year	$3,445.0	$3,147.1
Deferral	203.5	198.7
Amortization	(132.8)	(108.8)
Adjustment related to realized gains on securities available-for-sale	(11.7)	(17.6)
Adjustment related to unrealized (gains) losses on securities available-for-sale	215.7	(201.1)
Foreign currency translation adjustment	(7.0)	19.9
Cumulative effect of accounting change	—	(39.2)

Balance at end-of-period	$3,712.7	$2,999.0

Realized gains and losses on investments and derivative instruments on the Consolidated Statements of Income for the three months ended March 31, 2005 and 2004 are net of amounts amortized against deferred acquisition costs of $11.7 million and $17.6 million, respectively. In addition, realized gains and losses for the three months ended March 31, 2005 and 2004 are net of adjustments made to policyholder reserves of $(1.8) million and $(2.1) million, respectively. LNC has either a contractual obligation or has a consistent historical practice of making allocations of investment gains or losses to certain policyholders and to certain reinsurance arrangements.

Details underlying the income statement caption “Underwriting, acquisition, insurance and other expenses” are as follows:

	Three Months Ended March 31,
(in millions)	2005	2004
Commissions	$174.7	$169.1
Other volume-related expenses	109.0	109.9
Operating and administrative expenses	212.4	187.5
Deferred acquisition costs net of amortization	(70.7)	(89.9)
Other intangibles amortization	20.8	26.8
Taxes, licenses and fees	32.3	29.4
Restructuring charges	1.9	11.5

Total	$480.4	$444.3

The carrying amount of goodwill by reportable segment as of March 31, 2005 and December 31, 2004 was as follows:

(in millions)	March 31, 2005	December 31, 2004
Life Insurance Segment	$855.1	$855.1
Investment Management Segment	260.8	260.8
Lincoln Retirement Segment	64.1	64.1
Lincoln UK Segment *	15.7	15.9

Total	$1,195.7	$1,195.9

* See * below.

For intangible assets subject to amortization, the total gross carrying amount and accumulated amortization in total and for each major intangible asset class by segment are as follows:

	As of March 31, 2005		As of December 31, 2004
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized Intangible Assets:
Present value of in-force
Lincoln Retirement Segment	$225.0	$134.7	$225.0	$132.4
Life Insurance Segment	1,254.2	543.3	1,254.2	527.7
Lincoln UK Segment*	405.3	133.4	410.2	134.1
Client lists
Investment Management Segment	91.4	72.5	91.4	70.5

Total	$1,975.9	$883.9	$1,980.8	$864.7

*  The gross carrying amount and accumulated amortization of the goodwill and present value of in-force for the Lincoln UK segment changed from December 31, 2004 to March 31, 2005 due to the translation of the balances from British pounds to U.S. dollars based on the prevailing exchange rate as of the balance sheet dates.

The aggregate amortization expense for other intangible assets for the three months ended March 31, 2005 and 2004 was $20.8 million and $26.8 million, respectively.

Future estimated amortization of other intangible assets is as follows (in millions):

2005 - $68.8	2006 - $75.2	2007 - $80.5
2008 - 74.4	2009 - 70.7	Thereafter - 722.4

The amount shown above for 2005 is the amortization expected for the remainder of 2005 from March 31, 2005.

A reconciliation of the present value of insurance business acquired included in other intangible assets is as follows:

(in millions)	March 31, 2005	December 31, 2004
Balance at beginning of year	$1,095.2	$1,196.5
Interest accrued on unamortized balance	16.0	69.2
(Interest rates range from 5% to 7%)
Amortization	(34.9)	(190.0)
Foreign exchange adjustment	(3.2)	19.5

Balance at end-of-period	1,073.1	1,095.2
Other intangible assets (non-insurance)	18.9	20.9

Total other intangible assets at end-of-period	$1,092.0	$1,116.1

Details underlying the balance sheet caption, “Contractholder funds,” are as follows:

(in millions)	March 31, 2005	December 31, 2004
Premium deposit funds	$22,026.0	$22,215.1
Undistributed earnings on participating business	128.1	145.3
Other	716.1	714.0

Total	$22,870.2	$23,074.4

5. Insurance Benefit Reserves

LNC issues variable contracts through its separate accounts for which investment income and investment gains and losses accrue directly to, and investment risk is borne by, the contractholder (traditional variable annuities). LNC also issues variable annuity and life contracts through separate accounts that include various types of GMDB features and a guaranteed minimum withdrawal benefit (“GMWB”). The GMDB features generally include those where LNC contractually guarantees that the contractholder receives (a) a return of no less than total deposits made to the contract less any partial withdrawals, (b) total deposits made to the contract less any partial withdrawals plus a minimum return, or (c) the highest contract value on any contract anniversary date through age 80 minus any payments or withdrawals following such contract anniversary.

The following table provides information on the GMDB features outstanding at March 31, 2005 and December 31, 2004. (Note that LNC’s variable contracts with guarantees may offer more than one type of guarantee in each contract; therefore, the amounts listed are not mutually exclusive.) The net amount at risk is defined as the current guaranteed minimum death benefit in excess of the current account balance at the balance sheet date.

	In the Event of Death
(dollars in billions)	March 31, 2005	December 31, 2004
Return of net deposit
Account value	$28.3	$28.4
Net amount at risk	0.2	0.2
Average attained age of contractholders	52	52
Return of net deposits plus a minimum return
Account value	$0.3	$0.3
Net amount at risk	—	—
Average attained age of contractholders	65	65
Guaranteed minimum return	5%	5%
Highest specified anniversary account value minus withdrawals post anniversary
Account value	$15.8	$15.6
Net amount at risk	0.7	0.6
Average attained age of contractholders	62	62

Approximately $4.7 billion and $4.2 billion of separate account values at March 31, 2005 and December 31, 2004 were attributable to variable annuities with a GMWB feature. This GMWB feature offers the contractholder a guarantee equal to the initial deposit adjusted for any subsequent purchase payments or withdrawals. There are one-year and five-year step-up options, which allow the contractholder to step up the guarantee. GMWB features are considered to be derivatives under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” resulting in the guarantees being recognized at fair value, with changes in fair value being reported in net income.

Separate account balances attributable to variable annuity contracts with guarantees are as follows:

(in billions)	March 31, 2005	December 31, 2004
Asset Type
Domestic equity	$27.6	$27.6
International equity	3.3	3.2
Bonds	4.3	4.2

Total	35.2	35.0
Money market	3.4	3.3

Total	$38.6	$38.3

Percent of total variable annuity separate account values	88.3%	88.7%

The following summarizes the liabilities for GMDB:

	GMDB
(in millions)	March 31, 2005	March 31, 2004
Balance at beginning of year	$18.2	$46.4
Cumulative effect of implementation of SOP 03-1	—	(9.7)
Changes in reserves	8.8	6.9
Benefits paid	(2.3)	(4.7)

Balance at end-of-period	$24.7	$38.9

The changes to the benefit reserves amounts above are reflected in benefits in the Consolidated Statements of Income. Also included in benefits are the results of the hedging program, which included gains (losses) of $3.7 million and $(0.4) million for GMDB for the three months ended March 31, 2005 and 2004, respectively.

6. Restrictions and Contingencies

Statutory Restrictions

LNC’s insurance subsidiaries are subject to certain insurance department regulatory restrictions as to the transfer of funds and payment of dividends to the holding company. Generally, these restrictions pose no short-term liquidity concerns for the holding company. In general, a dividend is not subject to prior approval from the Indiana Insurance Commissioner (“Commissioner”) provided The Lincoln National Life Insurance Company’s (“LNL”) statutory earned surplus is positive and the proposed dividend, plus all other dividends made within the twelve consecutive months prior to the date of the proposed dividend, does not exceed the standard limitation of the greater of 10% of the insurer’s policyholders’ surplus, as shown on its last annual statement on file with the Commissioner or the insurer’s statutory net gain for the previous calendar year. Based upon anticipated on-going positive statutory earnings and favorable credit markets, LNL expects it could continue to pay dividends in 2005 without prior approval from the Commissioner.

LNL is recognized as an accredited reinsurer in the state of New York, which effectively enables it to conduct reinsurance business with unrelated insurance companies that are domiciled within the state of New York. As a result, it is also subject to the regulatory requirements that the state of New York imposes upon authorized insurers. These regulations include reserve requirements, which differ from Indiana’s requirements. The New York regulations require LNL to report more reserves to the state of New York. As a result, the level of statutory surplus that LNL reports to New York is less than the statutory surplus reported to Indiana and the National Association of Insurance Commissioners. If New York requires us to maintain a higher level of capital to remain an authorized insurer in New York, LNL’s ability to pay dividends to LNC could be constrained. However, we do not expect the recent amendments to constrain LNL’s ability to pay dividends during 2005.

Lincoln UK’s operations consist primarily of unit-linked life and pension products, which are similar to U.S. produced variable life and annuity products. Lincoln UK’s insurance subsidiaries are regulated by the UK Financial Services Authority (“FSA”) and are subject to capital requirements as defined by the UK Required Minimum Solvency Margin. Lincoln UK maintains approximately 1.5 to 2.0 times the required capital as prescribed by the regulatory margin. In addition, the FSA has imposed certain minimum capital requirements for the combined U.K. subsidiaries. As is the case with regulated insurance companies in the U.S., changes to regulatory capital requirements can impact the dividend capacity of the UK insurance subsidiaries and cash flow to LNC.

Reinsurance

LNC’s amounts recoverable from reinsurers represents receivables from and reserves ceded to reinsurers. LNC obtains reinsurance from a diverse group of reinsurers and monitors concentration as well as financial strength ratings of LNC’s principal reinsurers. LNC’s principal reinsurers are strongly rated companies, with Swiss Re representing the largest exposure. LNC sold its reinsurance business to Swiss Re through an indemnity reinsurance arrangement in 2001. Because LNC is not relieved of its liability to the ceding companies for this business, the liabilities and obligations associated with the reinsured contracts remain on the Consolidated Balance Sheet of LNC with a corresponding reinsurance receivable from the business sold to Swiss Re, which totaled $4.5 billion at March 31, 2005, and is included in amounts recoverable from reinsurers. During 2004, Swiss Re funded a trust for $2.0 billion to support this business. In addition to various remedies that LNC would have in the event of a default by Swiss Re, LNC continues to hold assets in support of certain of the transferred reserves. These assets consist of those reported as trading securities and certain mortgage loans. LNC’s funds withheld and embedded derivative liabilities at March 31, 2005 included $1.9 billion and $0.3 billion, respectively, related to the business reinsured by Swiss Re.

In 2001, LNC sold its reinsurance operation to Swiss Re. The transaction involved a series of indemnity reinsurance transactions combined with the sale of certain stock companies that comprised our reinsurance operation. The gain related to the indemnity reinsurance transactions was recorded as deferred gain in the liability section of LNC’s Consolidated Balance Sheet in accordance with the requirements of Statement of Financial Accounting Standards No. 113, “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts” (“FAS 113”). The deferred gain is being amortized into income at the rate that earnings on the reinsured business are expected to emerge, over a period of 15 years. In addition, because LNC has not been relieved of its legal liabilities to the underlying ceding companies with respect to the portion of the business indemnity reinsured by Swiss Re, under FAS 113 the reserves for the underlying reinsurance contracts as well as a corresponding reinsurance recoverable from Swiss Re will continue to be carried on the Consolidated Balance Sheet during the run-off period of the underlying reinsurance business. This is particularly relevant in the case of the exited personal accident reinsurance lines of business where the underlying reserves are based upon various estimates that are subject to considerable uncertainty.

Because of ongoing uncertainty related to personal accident business, the reserves related to these exited business lines carried on the Consolidated Balance Sheet at December 31, 2004 may ultimately prove to be either excessive or deficient. For instance, in the event that future developments indicate that these reserves should be increased, under FAS 113, we would record a current period non-cash charge to record the increase in reserves. Because Swiss Re is responsible for paying the underlying claims to the ceding companies, LNC would record a corresponding increase in reinsurance recoverable from Swiss Re. However, FAS 113 does not permit LNC to take the full benefit in earnings for the recording of the increase in the reinsurance recoverable in the period of the change. Rather, LNC would increase the deferred gain recognized upon the closing of the indemnity reinsurance transaction with Swiss Re and would report a cumulative amortization “catch-up” adjustment to the deferred gain balance as increased earnings recognized in the period of change. Any amount of additional increase to the deferred gain above the cumulative amortization “catch-up” adjustment must continue to be deferred and will be amortized into income in future periods over the remaining period of expected run-off of the underlying business. No cash would be transferred between Swiss Re and LNC as a result of these developments.

United Kingdom Selling Practices

Various selling practices of the Lincoln UK operations have come under scrutiny by the U.K. regulators. These include the sale and administration of individual pension products, mortgage endowments and the selling practices of City Financial Partners Limited, a subsidiary company purchased in December 1997. Regarding the sale and administration of pension products to individuals, regulatory agencies have raised questions as to what constitutes appropriate advice to individuals who bought pension products as an alternative to participation in an employer-sponsored plan. In cases of alleged inappropriate advice, an extensive investigation has been or is being carried out and the individual put in a position similar to what would have been attained if the individual had remained in an employer-sponsored plan.

At March 31, 2005 and December 31, 2004, the aggregate liability associated with Lincoln UK selling practices was $23.9 million and $27.4 million, respectively. On an ongoing basis, Lincoln UK evaluates various assumptions underlying these estimated liabilities, including the expected levels of future complaints and the potential implications with respect to the adequacy of the aggregate liability associated with UK selling practice matters. Any further changes in the regulatory position on time limits for making a complaint regarding the sale of mortgage endowment contracts, or higher than expected levels of complaints may result in Lincoln UK revising its estimate of the required level of these liabilities. The reserves for these issues are based on various estimates that are subject to considerable uncertainty. Accordingly, the reserves may prove to be deficient or excessive. However, it is management’s opinion that future developments regarding Lincoln UK selling practices will not have a material effect on the results of operations or the consolidated financial position of LNC.

In addition, LNC and its United Kingdom subsidiaries have successfully pursued claims with some of their liability carriers for reimbursement of certain costs incurred in connection with certain United Kingdom selling practices. LNC and its United Kingdom subsidiaries are continuing to pursue claims with liability carriers.

Marketing and Compliance Issues

There continues to be a significant amount of federal and state regulatory activity in the industry relating to numerous issues including, but not limited to, market timing and late trading of mutual fund and variable insurance products and broker-dealer access arrangements. Like others in the industry, LNC has received inquiries including requests for information and/or subpoenas from various authorities including the Securities and Exchange Commission, the National Association of Securities Dealers, and the New York Attorney General. LNC is in the process of responding to these inquiries and continues to cooperate fully with such authorities.

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

Guarantees

LNC has guarantees with off-balance-sheet risks whose contractual amounts represent credit exposure. Guarantees with off-balance sheet risks having contractual values of $4.4 million and $4.6 million were outstanding at March 31, 2005 and December 31, 2004, respectively.

Certain subsidiaries of LNC had invested in real estate partnerships that used industrial revenue bonds to finance their projects. These guarantees expired in the fourth quarter of 2004 and no losses were incurred.

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

7. Segment Information

LNC has four business segments: Lincoln Retirement, Life Insurance, Investment Management and Lincoln UK. Segment operating revenue and income from operations are internal measures used by our management and Board of Directors to evaluate and assess the results of our segments. Operating revenue excludes realized gains and losses on investments and derivative instruments, gains and losses on reinsurance embedded derivative/trading securities, gains and losses on sale of subsidiaries/businesses and amortization of deferred gain arising from reserve development. Income (loss) from operations is net income (loss) excluding net realized investment gains and losses, restructuring charges, reserve development net of related amortization on business sold through reinsurance and cumulative effect of accounting changes is the financial performance. Our management and Board of Directors believe that income (loss) from operations explains the results of our ongoing businesses in a manner that allows for a better understanding of the underlying trends in our current businesses because net realized investment gains and losses, restructuring charges, reserve development net of related amortization on business sold through reinsurance and cumulative effect of accounting changes are unpredictable and not necessarily indicative of current operating fundamentals or future performance of the business segments, and in many instances, decisions regarding these items do not necessarily relate to the operations of the individual segments.

The following tables show financial data by segment:

	Three Months Ended March 31,
(in millions)	2005	2004
Revenue:
Lincoln Retirement	$538.5	$528.0
Life Insurance	484.2	483.4
Investment Management (1)	130.4	135.2
Lincoln UK	74.6	76.1

Segment Operating Revenue	1,227.7	1,222.7
Other Operations	243.8	203.7
Consolidating adjustments	(170.0)	(147.6)
Net realized investment results (2)	11.4	(20.1)
Other (3)	0.3	0.3

Total	$1,313.2	$1,259.0

Net Income:
Lincoln Retirement	$98.6	$102.2
Life Insurance	67.7	74.8
Investment Management	7.4	12.5
Lincoln UK	10.0	6.2

Segment Income from Operations	183.7	195.7
Other Operations	(11.2)	(20.4)
Other Items (4)	(1.3)	(7.5)
Net realized investment results (5)	7.5	(13.0)
Reserve development net of related amortization on business sold through reinsurance	0.2	0.2

Income before cumulative effect of accounting change	178.9	155.0
Cumulative effect of accounting change	—	(24.5)

Net Income	$178.9	$130.5

(in millions)	March 31, 2005	December 31, 2004
Assets:
Lincoln Retirement	$68,256.2	$68,552.7
Life Insurance	22,862.0	22,805.0
Investment Management	6,418.8	6,391.5
Lincoln UK	9,603.2	9,583.9
Other Operations	15,040.2	14,572.9
Consolidating adjustments	(5,828.2)	(5,686.7)

Total	$116,352.2	$116,219.3

(1)	Revenues for the Investment Management segment include inter-segment revenues for asset management services provided to the other segments of LNC. These inter-segment revenues totaled $24.8 million and $26.5 million for the three months ended March 31, 2005 and 2004, respectively.

(2)	Includes realized losses on investments of $8.7 million and $12.0 million for the three months ended March 31, 2005 and 2004, respectively; realized gains (losses) on derivative instruments of $1.5 million and $(3.9) million for the three months ended March 31, 2005 and 2004, respectively; gain (loss) on reinsurance embedded derivative/trading securities of $4.4 million and $(4.2) million for the three months ended March 31, 2005 and 2004, respectively; and gain on sale of subsidiaries/businesses of $14.2 million for the three months ended March 31, 2005.
(3)	Includes amortization of deferred gain arising from reserve development.
(4)	Represents restructuring charges.
(5)	Includes realized losses on investments of $6.0 million and $7.8 million for the three months ended March 31, 2005 and 2004, respectively; realized gains (losses) on derivative instruments of $1.4 million and $(2.5) million for the three months ended March 31, 2005 and 2004, respectively; gain (loss) on reinsurance embedded derivative/trading securities of $2.8 million and $(2.7) million for the three months ended March 31, 2005 and 2004, respectively; and gain on sale of subsidiaries/businesses of $9.3 million for the three months ended March 31, 2005.

8. Earnings Per Share

Per share amounts for net income before cumulative effect of accounting change and net income from continuing operations are shown on the income statement using 1) an earnings per common share basic calculation and 2) an earnings per common share-assuming dilution calculation. A reconciliation of the factors used in the two calculations are as follows:

	Three Months Ended March 31,
	2005	2004
Numerator: [millions]
Net income before cumulative effect of accounting changes as used in basic calculation	$178.9	$155.0
Cumulative effect of accounting changes as used in basic calculation	—	(24.5)

	178.9	130.5
Dividends on convertible preferred stock and adjustments for minority interests	—	(0.2)

	$178.9	$130.3
Denominator: [number of shares]
Weighted-average shares, as used in basic calculation	173,695,598	178,274,958
Shares to cover conversion of preferred stock	268,895	283,831
Shares to cover non-vested stock	1,159,248	155,782
Average stock options outstanding during the period	6,959,159	10,145,799
Assumed acquisition of shares with assumed proceeds and benefits from exercising stock options (at average market price during the period).	(6,065,796)	(8,284,767)
Shares repurchaseable from measured but unrecognized stock option expense	(620,946)	(356,400)
Average deferred compensation shares	1,232,732	995,192

Weighted-average shares, as used in diluted calculation	176,628,890	181,214,395

LNC has stock options outstanding, which were issued at prices that are above the current average market price of LNC common stock. In the event the average market price of LNC’s common stock exceeds the issue price of stock options, such options would be dilutive to LNC’s earnings per share and will be shown in the table above. Participants in LNC’s deferred compensation plans that select LNC stock for measuring the investment return attributable to their deferral amounts will be paid out in LNC stock. These deferred compensation plan obligations are dilutive and are shown in the table above.

9. Benefit Plans

Components of Net Periodic Pension Cost—U.S. Plans

The components of net defined benefit pension plan and post-retirement benefit plan expense are as follows:

	Pension Benefits		Other Postretirement Benefits
	Three months ended March 31,		Three months ended March 31,
(in millions)	2005	2004	2005	2004
Service cost	$5.0	$4.7	$0.5	$0.5
Interest cost	8.4	8.2	1.5	1.5
Expected return on plan assets	(11.2)	(10.5)	—	—
Amortization of prior service cost	(0.4)	(0.6)	—	—
Recognized net actuarial losses	0.7	0.2	0.1	—

Net periodic benefit expense	$2.5	$2.0	$2.1	$2.0

As discussed in Note 2, the amounts above for other post-retirement benefits reflect the Medicare Act.

Deferred Compensation Plans

As discussed in Note 7 to the audited financial statements in LNC’s annual report on Form 10-K for the year ended December 31, 2004, LNC sponsors deferred compensation plans for certain U.S. employees and agents.

Stock-Based Incentive Compensation Plans

Refer to Note 7 to the audited financial statements in LNC’s annual report on Form 10-K for the year ended December 31, 2004, for a detailed discussion of Stock and Incentive Compensation.

LNC Stock-Based Incentive Plans

LNC has various incentive plans for employees, agents and directors of LNC and its subsidiaries that provide for the issuance of stock options, stock incentive awards, stock appreciation rights, restricted stock awards, restricted stock units (“performance shares”), and deferred stock units. Delaware Investments U.S., Inc. (“DIUS”) has a separate stock option incentive plan.

Information with respect to stock option and performance share awards granted under these plans is provided in the table below. The first quarter 2005 performance share unit awards are subject to approval by shareholders of an amendment to the Incentive Compensation Plan at the May 2005 Annual Meeting of Shareholders.

	March 31, 2005	March 31, 2004
Awards
10-year LNC stock options	370,646	414,798
Performance share units	432,561	552,906

Outstanding at March 31
10-year LNC stock options	988,787	615,810
Performance share units	1,647,076	1,247,463

Performance measures for determining the actual amount of stock options and performance share units are established at the beginning of each three-year performance period. Depending on the performance, the actual amount of stock options and performance share units could range from zero to 200% of the granted amount.

Total compensation expense for performance vesting awards for the three months ended March 31, 2005 was $0.7 million relating to stock options, $5.8 million relating to shares, and $1.0 million relating to cash awards. Total compensation expense for LNC performance vesting awards for the three months ended March 31, 2004 was $0.4 million relating to stock options, $3.6 million relating to shares, and $0.4 million relating to cash awards. The amount of stock option expense for the performance vesting awards is included in the total LNC stock option expense as discussed below.

Information with respect to the LNC incentive plans involving stock options is as follows:

	Options Outstanding		Options Exercisable
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Balance at December 31, 2004	11,903,200	$42.37	9,981,911	$41.84
Granted-original	372,173	46.77
Granted-reloads	22,241	47.11
Exercised (includes shares tendered)	(859,528)	31.43
Forfeited	(303,131)	39.28

Balance at March 31, 2005	11,134,955	$43.45	9,551,881	$43.28

Total compensation expense for LNC incentive plans involving stock options, including the DIUS stock option incentive plan discussed below, for the three months ended March 31, 2005 and 2004 was $6.0 million and $9.4 million, respectively.

Delaware Stock Option Incentive Plan

At March 31, 2005, DIUS had 10,084,705 shares of common stock outstanding. Information with respect to the DIUS incentive plan involving stock options is as follows:

	Options Outstanding		Options Exercisable
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Balance at December 31, 2004	1,326,691	$108.42	552,259	$103.63
Exercised (includes shares tendered)	(31,487)	103.50
Forfeited	(175,281)	106.34

Balance at March 31, 2005	1,119,923	$108.89	528,951	$103.36

DIUS granted 2005 awards of 444,100 shares with an exercise price of $142.57 in April 2005.

Stock Appreciation Rights Incentive Plan

LNC recognizes compensation expense for the stock appreciation rights (“SAR”) program based on the fair value method using an option-pricing model. Compensation expense and the related liability are recognized on a straight-line basis over the vesting period of the SARs. The SAR liability is marked-to-market through net income. This accounting treatment causes volatility in net income as a result of changes in the market value of LNC stock. LNC hedges this volatility by purchasing call options on LNC stock. Call options hedging vested SARs are also marked-to-market through net income. Total compensation expense (income) recognized for the SAR program for the three months ended March 31, 2005 and 2004 was $(0.7) million and $4.1 million, respectively. The mark-to-market gain (loss) recognized through net income on the call options on LNC stock for the three months ended March 31, 2005 and 2004 was $(1.6) million and $2.9 million, respectively. The SAR liability at March 31, 2005 and December 31, 2004 was $4.9 million and $9.4 million, respectively.

Information with respect to the LNC incentive plan involving SARs is as follows:

	SARs Outstanding		SARs Exercisable
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Balance at December 31, 2004	1,291,500	$40.90	629,991	$40.34
Granted-original	230,750	46.76
Exercised (includes shares tendered)	(198,926)	28.26
Forfeited	(13,512)	40.23

Balance at March 31, 2005	1,309,812	$43.82	725,895	$44.52

10. Restructuring Charges

Included in the discussion below are restructuring plans that were implemented during the years 1999 through 2003 that were not yet completed as of December 31, 2004. Any restructuring plans that were implemented during the years 1999 through 2002 that were completed as of December 31, 2004 are not included in the discussion below. For discussion of these completed plans, see Note 13 to the audited Consolidated Financial Statements in LNC’s annual report on Form 10-K for the year ended December 31, 2004. The aggregate charges associated with the restructuring plans were included in underwriting, acquisition, insurance and other expenses on the Consolidated Statements of Income in the period incurred.

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

(in millions)	Life Insurance Realignment Jan 2003	Fixed Annuity Consolidation Feb 2003	Realignment June/August 2003	Total
Total expected charges	$25.7	$4.8	$102.1	$132.6

Amounts incurred through 2004
Employee severance and termination benefits	7.0	1.9	38.2	47.1
Write-off of impaired assets	1.9	—	4.9	6.8
Other Costs:
Rent on abandoned office space	6.1	2.2	5.0	13.3
Other	7.4	0.2	2.1	9.7

Total Restructuring Charges (pre-tax) through 2004	22.4	4.3	50.2	76.9
Amounts expended through 2004	21.6	3.9	45.0	70.5
Amounts reversed through 2004	—	—	1.7	1.7

Restructuring reserve at December 31, 2004	0.8	0.4	3.5	4.7

Amounts incurred in the first three months of 2005
Employee severance and termination benefits	—	—	0.6	0.6
Other Costs:
Rent on abandoned office space	—	—	0.5	0.5
Other	0.8	—	—	0.8

Total Restructuring Charges (pre-tax) in the first three months of 2005	0.8	—	1.1	1.9
Amounts expended in the first three months of 2005	0.9	—	2.5	3.4

Restructuring reserve at March 31, 2005	$0.7	$0.4	$2.1	$3.2

Additional amounts expended that do not qualify as restructuring charges:
Year ended December 31, 2004	$2.0	$0.5	$22.8	$25.3
Three months ended March 31, 2005	—	—	2.0	2.0
Expense savings realized in 2004 (pre-tax)	20.0	6.4	73.6	100.0
Total expected annual expense savings (pre-tax)	20.0	6.4	104.0	130.4
Expected completion date	2nd Quarter 2006	2nd Quarter 2006	1st Quarter 2006

Pre-tax restructuring charges for the June/August realignment activities for the three months ended March 31, 2005 occurred in the following segments: Retirement ($0.6 million), Life Insurance ($0.1 million), and Other Operations ($0.4 million).

Pre-tax restructuring charges for the June/August realignment activities for the three months ended March 31, 2004 occurred in the following segments: Retirement ($1.7 million), Life Insurance ($0.4 million), Investment Management ($1.5 million), and Other Operations ($5.5 million).

1999 and 2000 Restructuring Plans

During 1999 and 2000, LNC implemented restructuring plans relating to the Lincoln UK’s operations. In addition to various other activities, these plans involved vacating leased facilities. All other plan activities have been completed and the remaining reserves relate to future lease payments on exited properties, which expire through 2016. The remaining reserves for these plans totaled $8.0 million at March 31, 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the financial condition of Lincoln National Corporation and its consolidated subsidiaries (“LNC” or the “Company” which also may be referred to as “we” or “us”) as of March 31, 2005, compared with December 31, 2004, and the results of operations of LNC for the three months ended March 31, 2005, compared with the same period last year. The balance sheet information presented below is as of March 31, 2005 and December 31, 2004. The statement of operations information is for the three months ended March 31, 2005 and 2004.

This discussion and analysis should be read in conjunction with our Consolidated Financial Statements and Notes thereto presented in Item 1 (“Consolidated Financial Statements”) and Management’s Discussion and Analysis (“MD&A”) in LNC’s latest annual report on Form 10-K for the year ended December 31, 2004. You should also read our discussion below of “Critical Accounting Policies” for an explanation of those accounting estimates that we believe are most important to the portrayal of our financial condition and results of operations and that require our most difficult, subjective and complex judgments. Financial information in the tables that follow is presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”), unless otherwise indicated. Certain reclassifications have been made to prior periods’ financial information to conform to the 2005 presentation.

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

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from the results contained in the forward-looking statements. Risks and uncertainties that may cause actual results to vary materially, some of which are described within the forward-looking statements include, among others:

•	Legislative, regulatory or tax changes, both domestic and foreign, that affect the cost of, or demand for, LNC’s products, the required amount of reserves and/or surplus, or otherwise affect our ability to conduct business, including changes to statutory reserves and/or risk-based capital requirements related to secondary guarantees under universal life and variable annuity products; restrictions on revenue sharing and 12b-1 payments; and the repeal of the federal estate tax;

•	The institution of legal or regulatory proceedings against LNC or its subsidiaries and the outcome of any legal or regulatory proceedings, such as: (a) adverse actions related to present or past business practices common in businesses in which LNC and its subsidiaries compete; (b) adverse decisions in significant actions including, but not limited to, actions brought by federal and state authorities, and extra-contractual and class action damage cases; (c) new decisions which change the law; and (d) unexpected trial court rulings;

•	Changes in interest rates causing a reduction of investment income, the margins of LNC’s fixed annuity and life insurance businesses and demand for LNC’s products;

•	A decline in the equity markets causing a reduction in the sales of LNC’s products, a reduction of asset fees that LNC charges on various investment and insurance products, an acceleration of amortization of deferred acquisition costs (“DAC”) and an increase in liabilities related to guaranteed benefit features of LNC’s variable annuity products;

•	Ineffectiveness of LNC’s various hedging strategies used to offset the impact of declines in the equity markets;

•	A deviation in actual experience regarding future persistency, mortality, morbidity, interest rates and equity market returns from LNC’s assumptions used in pricing its products, in establishing related insurance reserves, and in the amortization of intangibles that may result in an increase in reserves and a decrease in net income;

•	The effect of life settlement business on persistency assumptions used in pricing life insurance business, which may cause profitability of some business to fall below expectations and could potentially result in deficient reserves;

•	Changes in GAAP that may result in unanticipated changes to LNC’s net income;

•	Lowering of one or more of LNC’s debt ratings issued by nationally recognized statistical rating organizations, and the adverse impact such action may have on LNC’s ability to raise capital and on its liquidity and financial condition;

•	Lowering of one or more of the insurer financial strength ratings of LNC’s insurance subsidiaries, and the adverse impact such action may have on the premium writings, policy retention, and profitability of its insurance subsidiaries;

•	Significant credit, accounting, fraud or corporate governance issues that may adversely affect the value of certain investments in the portfolios of LNC’s companies requiring that LNC realize losses on such investments;

•	The impact of acquisitions and divestitures, restructurings, product withdrawals and other unusual items, including LNC’s ability to integrate acquisitions and to obtain the anticipated results and synergies from acquisitions;

•	The adequacy and collectibility of reinsurance that LNC has purchased;

•	Acts of terrorism or war that may adversely affect LNC’s businesses and the cost and availability of reinsurance;

•	Competitive conditions that may affect the level of premiums and fees that LNC can charge for its products;

•	The unknown impact on LNC’s business resulting from changes in the demographics of LNC’s client base, as aging baby-boomers move from the asset-accumulation stage to the asset-distribution stage of life;

•	Loss of key portfolio managers in the Investment Management segment, financial planners in Lincoln Financial Advisors (“LFA”) or wholesalers in Lincoln Financial Distributors (“LFD”); and

•	Changes in general economic or business conditions, both domestic and foreign, that may be less favorable than expected and may affect foreign exchange rates, premium levels, claims experience, the level of pension benefit costs and funding, and investment results.

The risks included here are not exhaustive. Other sections of this report and LNC’s annual reports on Form 10-K, current reports on Form 8-K and other documents filed with the Securities and Exchange Commission include additional factors which could impact LNC’s business and financial performance. Moreover, LNC operates in a rapidly changing and competitive environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors.

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

EXECUTIVE SUMMARY

We are a holding company, which operates multiple insurance and investment management businesses through subsidiary companies. Through our business segments, we sell a wide range of wealth protection and accumulation products. These products include fixed annuities, variable annuities, universal life insurance, variable universal life insurance, term life insurance, other individual insurance coverages, retail mutual funds, “529” college savings plans and managed accounts.

We have four business segments: 1) Lincoln Retirement, 2) Life Insurance, 3) Investment Management and 4) Lincoln UK. We also have an “Other Operations” category that includes the financial data for the operations of LFA and LFD, our retail and wholesale distributors, and for operations that are not directly related to the business segments, unallocated corporate items (such as, corporate investment income and interest expense on short-term and long-term borrowings), and the historical results of the former Reinsurance segment, which was sold to Swiss Re in the fourth quarter of 2001, along with the ongoing amortization of deferred gain on the indemnity reinsurance portion of the transaction with Swiss Re.

We view our business similar to a columned structure. The base of the building is made up of our employees. Building up from that is financial and risk management, which is the cornerstone of our management and business philosophy. Good employees and strong financial and risk management provide the foundation from which we operate and grow our company. With that as a base, there are three pillars that we focus on — product excellence, power of the brand and distribution reach.

Product excellence is one of the pillars of our business. It is important that we continually develop and provide products to the marketplace that not only meet the needs of our customers and compete effectively, but also satisfy our risk profile and meet our profitability standards.

In the Life Insurance segment, competitive pressures continue to depress its overall revenues. However, we remain committed to maintaining our pricing discipline. In addition, we have decided not to participate in certain aspects of the life settlement insurance business, referred to as investor-owned life insurance (“IOLI”). Generally, the insured purchases an IOLI policy with the intent to later sell that policy to an investor or group of investors, who then become the owners and beneficiaries of the policy. These investors will usually loan to the insured an amount equal to or greater than the amount required to fund the policy during the period between original purchase and planned sale to the investors. The decision not to participate in this market may further constrain the Life Insurance segment’s revenues.

Because our products are complex and are generally purchased through broker-dealers and financial advisors, being able to distribute to these marketing channels is one key to success in our industry. During the first quarter of 2005, LFD, our wholesaling distribution arm, increased account penetration and its number of wholesalers. LFA, our retail distribution arm, implemented its new planner affiliation model in the first quarter of 2005. The new model is designed to bring consistency to compensation and expense charges for all LFA planners. Although we continue to believe that the new structure will be beneficial to us, our policyholders and planners, during 2005 we expect to incur costs associated with the transition to the new affiliation model and we believe that the loss of planners remains a risk.

We continue to expect our major challenges in 2005 to include:

•	The continuation of historically low interest rates, which create a challenge for our products that generate investment margin profits, such as fixed annuities and universal life insurance.

•	The continuation of competitive pressures in the life insurance marketplace.

•	The continued expansion of our wholesale distribution business and the successful implementation of LFA’s new compensation structure for its planners.

•	Increased regulatory scrutiny of the life and annuity industry, and the mutual fund industry, which may lead to higher product costs and negative perceptions about the industry.

•	Continued focus by the government on tax reform, which may impact our products.

CRITICAL ACCOUNTING POLICIES

The MD&A included in our annual report on Form 10-K for the year ended December 31, 2004 contains a detailed discussion of our critical accounting policies. The following information updates the critical accounting policies provided in the 2004 annual report on Form 10-K.

Intangible Assets

Accounting for intangible assets requires numerous assumptions, such as estimates of expected future profitability for our operations and our ability to retain existing blocks of life and annuity business in force. Our accounting policies for the intangible assets DAC, present value of acquired blocks of in-force policies (“PVIF”), deferred sales inducements (“DSI”) and the liability for deferred front-end loads (“DFEL”) impact all four business segments: Lincoln Retirement, Life Insurance, Investment Management and Lincoln UK. DAC, PVIF, DSI and DFEL will be referred to hereinafter collectively as DAC.

Deferred Acquisition Costs, Present Value of In-Force, Deferred Sales Inducements and Deferred Front-End Loads

Statement of Financial Accounting Standard No. 97, “Accounting by Insurance Companies for Certain Long-Duration Contracts and Realized Gains and Losses on Investment Sales” requires that acquisition costs for variable annuity contracts, universal and variable universal life insurance policies be amortized over the lives of the contracts in relation to the incidence of estimated gross profits (“EGPs”) derived from the contracts. Acquisition costs are those costs that vary with and are primarily related to new or renewal business. These costs include commissions and other expenses that vary with new business volume. The costs that we defer are recorded as an asset on our balance sheet as DAC for products sold by us or PVIF for books of business acquired by us. In addition, we defer costs associated with DSI and revenues associated with DFEL. DFEL is a balance sheet liability, and when amortized, increases income. The table below presents the balances by business segment as of March 31, 2005.

March 31, 2005 (in millions)	Lincoln Retirement	Life Insurance	Investment Management	Lincoln UK	Other Operations	Total
DAC	$1,214.0	$1,786.7	$133.8	$576.9	$1.3	$3,712.7
PVIF	90.3	710.9	—	271.9	—	1,073.1
DSI	94.9	—	—	—	—	94.9

Total DAC, PVIF and DSI	1,399.2	2,497.6	133.8	848.8	1.3	4,880.7
DFEL	—	328.0	—	428.3	— `	756.3

Net DAC, PVIF, DSI and DFEL	$1,399.2	$2,169.6	$133.8	$420.5	$1.3	$4,124.4

Note:	The above table also includes DAC and PVIF amortized in accordance with Statement of Financial Accounting Standards No. 60, “Accounting and Reporting by Insurance Enterprises” (“FAS 60”). Under FAS 60, acquisition costs for traditional life insurance products, which include whole life and term life insurance contracts are amortized over periods of 10 to 30 years on either a straight-line basis or as a level percent of premium of the related policies depending on the block of business. No DAC is being amortized under FAS 60 for fixed and variable payout annuities.

As more fully discussed in our 2004 annual report on Form 10-K, beginning in the fourth quarter of 2004, we enhanced our “reversion to the mean” (“RTM”) process, the process we use to compute our best estimate long-term gross growth rate assumption, to evaluate the carrying value of DAC for our variable annuity, annuity-based 401(k) and unit-linked product blocks of business. We changed our RTM process because we do not believe that random and insignificant short-term fluctuations in equity market returns are reflective of the best estimate of future EGPs, and that it is larger fluctuations or sustained trends in the equity markets that should change our best estimate of future EGPs for these products. Prior to the change to the enhanced RTM process, we reviewed actual and estimates of future gross profits underlying the DAC amortization model on a quarterly basis, and recorded a positive or negative retrospective adjustment to the amount expensed (i.e., unlock DAC, PVIF and DSI), or earned (i.e., unlock DFEL). Under our enhanced RTM process, on each valuation date, future EGPs are projected using stochastic modeling of a large number of future equity market scenarios in conjunction with best estimates of lapse rates, interest margins and mortality to develop a statistical distribution of the present value of future EGPs for each of the blocks of business. The statistical distribution is designed to identify when the equity market return deviations from expected returns have become significant enough to warrant a change of the future equity return EGP assumption.

The stochastic modeling performed for our variable annuity blocks of business is used to develop a range of reasonably possible future EGPs. We compare the range of the present value of the future EGPs from the stochastic modeling to that used in the DAC amortization model. A set of intervals around the mean of these scenarios is utilized to calculate two separate statistical ranges of reasonably possible EGPs. These intervals are compared to the present value of the EGPs used in the DAC amortization model. If the present value of EGP assumptions utilized in the DAC amortization model were to exceed the margin of the reasonable range of statistically calculated EGPs, a revision of the EGPs used to calculate DAC amortization would occur. If a revision is deemed necessary, future EGPs would be re-projected using the current account values at the end of the period during which the revision occurred along with a revised long-term annual equity market gross return assumption such that the re-projected EGPs would be our best estimate of EGPs.

Given where our best estimate of EGPs for the Retirement segment was positioned in the range at March 31, 2005, if we were to assume a 9% long-term gross equity market growth assumption from March 31, 2005 forward in determining the revised EGPs, we estimate that it would result in a cumulative decrease to DAC amortization (positive DAC unlocking) of approximately $69.7 million, pre-tax ($45.3 million after-tax). To further illustrate the position in the range of our best estimate of EGPs for the Retirement segment at March 31, 2005, a one-quarter equity market movement of positive 20% would bring us to the first of the two statistical ranges while a one quarter equity market movement of positive 35% would bring us to the second of the two ranges for the Retirement segment. Subsequent equity market performance that would keep us at or move us beyond the first statistical range would likely result in positive unlocking. We estimate that a one-quarter equity market movement of negative 35% would bring us to the first of the two statistical ranges, while a one-quarter equity market movement of negative 40% would bring us to the second of the two ranges for the Retirement segment.

For a more detailed discussion of the enhanced RTM process, refer to the discussion in Critical Accounting Policies – Intangible Assets, included in our annual report on Form 10-K for the year ended December 31, 2004.

Guaranteed Minimum Benefits

During 2003 and 2004, the Lincoln Retirement segment implemented and expanded a hedging strategy designed to mitigate the risk and income statement volatility caused by changes in the equity markets, interest rates, and volatility associated with the Lincoln Smart Securitysm Advantage guaranteed minimum withdrawal benefit (“GMWB”) and our various guaranteed minimum death benefit (“GMDB”) features. The hedging strategy is designed such that changes in the value of the hedge contracts move in the opposite direction of changes in the value of the embedded derivative of the GMWB or changes in the reserve for GMDB contracts subject to the hedging strategy. Account balances covered in this hedging program combined with account balances for which there is no death benefit represent approximately 95% of total variable annuity account balances.

The reserves related to the GMDB are based on the application of a benefit ratio to total assessments related to the variable annuity. The level and direction of the change in reserves will vary over time based on the emergence of the benefit ratio (which is based on both historical and projected future level of benefits) and the level of assessments (both historical and projected) associated with the variable annuity. We utilize a delta hedging strategy for variable annuity products with a GMDB feature, which uses futures on U.S.-based equity market indices to hedge against movements in equity markets. Because the GMDB reserves are based upon projected long-term equity market return assumptions, and since the value of the hedging contracts will reflect current capital market conditions, the quarterly changes in values for the GMDB reserves and the hedging contracts may not offset each other on an exact basis. Despite these short-term fluctuations in values, we intend to continue to hedge our long-term GMDB exposure in order to mitigate the risk associated with falling equity markets. During the third quarter of 2004, we expanded our hedging program to cover substantially all exposures for these policies.

We utilize a dynamic hedging strategy for variable annuity products with a GMWB feature, which uses futures on U.S.-based equity indices to hedge against movements in the equity markets, as well as interest rate and equity derivative securities to hedge against changes in reserves associated with changes in interest rates and market implied volatilities. As of March 31, 2005, the notional amounts of the underlying hedge instruments are such that the magnitude of the change in the value of the hedge instruments due to changes in equity markets, interest rates, and implied volatilities is designed to offset the magnitude of the change in the fair value of the GMWB guarantee caused by those same factors. At March 31, 2005, the embedded derivative for GMWB was an asset valued at $12.3 million. Prior to the fourth quarter of 2004, we only hedged against movements in the equity markets, but as a result of strong flows and current and possible future product enhancements, we expanded our hedging program in the fourth quarter of 2004 to cover movements in interest rates and implied volatilities.

RESULTS OF CONSOLIDATED OPERATIONS

All amounts stated in this MD&A are on an after-tax basis except where specifically noted as pre-tax.

Consolidated Results

Three Months Ended March 31, (in millions)	2005	2004	Increase (Decrease) Over Prior Period
Insurance premiums	$70.4	$75.6	(7)%
Insurance fees	419.0	383.7	9%
Investment advisory fees	59.4	62.7	(5)%
Net investment income	659.8	677.5	(3)%
Amortization of deferred gain	19.2	18.2	5%
Other revenues and fees	74.0	61.4	21%
Realized loss on investments	(2.8)	(20.1)	(86)%
Gain on sale of subsidiaries	14.2	—	NM

Total Revenue	1,313.2	1,259.0	4%
Insurance benefits	572.6	583.3	(2)%
Underwriting, acquisition, insurance and other expenses	480.4	444.3	8%
Interest and debt expenses	22.4	22.8	(2)%

Total Benefits and Expenses	1,075.4	1,050.4	2%
Income before federal income taxes	237.8	208.6	14%
Federal income taxes	58.9	53.6	10%

Income before cumulative effect of accounting changes	178.9	155.0	15%
Cumulative effect of accounting changes	—	(24.5)	NM

Net Income	$178.9	$130.5	37%

Items Included in Net Income (after-tax):
Realized loss on investments and derivative instruments	$(4.6)	$(10.3)
Gain on sale of subsidiaries	9.3	—
Restructuring charges	(1.3)	(7.5)
Net gain (loss) on reinsurance embedded derivative/trading securities	2.8	(2.7)
FAS 113 reserve development, net of related amortization on business sold through indemnity reinsurance	0.2	0.2
Cumulative effect of accounting changes	—	(24.5)

NM - Not Meaningful

The table below provides a detailed comparison of items included within realized gain (loss) on investments and derivatives.

Three Months Ended March 31, (in millions)	2005	2004	Increase (Decrease) Over Prior Period
Realized gains on investments	$27.6	$38.5	(28)%
Realized losses on investments	(20.6)	(27.0)	(24)%
Realized gains (losses) on derivative instruments	1.6	(5.0)	NM
Amounts amortized to balance sheet accounts	(13.5)	(19.7)	(31)%
Market adjustment reinsurance embedded derivative/trading securities	4.4	(4.2)	NM
Investment expenses	(2.3)	(2.7)	(15)%

Net loss on investments and derivative instruments	$(2.8)	$(20.1)	(86)%

Write-downs for other-than-temporary impairments included in realized losses on investments above	$(9.2)	$(9.4)	(2)%

Three Months Ended March 31, (in billions)	2005	2004	Increase (Decrease) Over Prior Period
Deposits (1):
Lincoln Retirement Segment	$2.639	$2.223	19%
Life Insurance Segment	0.512	0.501	2%
Investment Management Segment (including both retail and institutional deposits) (2)
Domestic	5.168	3.655	41%
London-based International Investment Unit	—	1.419	NM
Consolidating Adjustments (3)	(0.298)	(0.289)	3%

Total Deposits	$8.021	$7.509	7%

Net Flows (1):
Lincoln Retirement Segment	$0.776	$0.712	9%
Life Insurance Segment	0.260	0.248	5%
Investment Management Segment (including both retail and institutional net flows) (2)
Domestic	2.796	1.540	82%
London-based International Investment Unit	—	1.089	NM
Consolidating Adjustments (3)	0.019	(0.059)	NM

Total Net Flows	$3.851	$3.530	9%

As of March 31, (in billions)
Assets Under Management by Advisor (4)
Investment Management Segment (2):
External Assets	$58.0	$67.1	(14)%
Insurance-related Assets	44.2	44.0	1%
Lincoln UK	8.6	7.8	10%
Within Business Units (Policy Loans)	1.9	1.9	—%
By Non-LNC Entities	32.8	28.5	15%

Total Assets Under Management	$145.5	$149.3	(3)%

(1)	For additional detail of deposit and net flow information see the discussion in “Results of Operations by Segment” below.
(2)	In September 2004, we completed the sale of our London-based international investment management unit (“DIAL”), which had assets under management of $22.1 billion at the date of sale that were transferred to the acquirer. For additional information see “Results of Operations by Segment—Investment Management” segment discussion. Assets under management include assets sub-advised for us by unaffiliated parties, including DIAL’s acquirer. As a result of the sale of DIAL, the amount of total sub-advised assets increased to $16.1 billion, or approximately 16% of the Investment Management segment’s assets under management at March 31, 2005, compared to $4.0 billion, or approximately 4% at March 31, 2004.

(3)	Consolidating adjustments represent the elimination of deposits and net flows on products affecting more than one segment.
(4)	Assets under management by advisor provide a breakdown of assets that we manage or administer either directly or through unaffiliated third parties. These assets represent our investments, assets held in separate accounts and assets that we manage or administer for individuals or other companies. We earn insurance fees, investment advisory fees or investment income on these assets.

Comparison of Three Months Ended March 31, 2005 to 2004

Revenues

The increase in insurance fees and investment advisory fees in the first quarter of 2005 primarily reflects growth in deposits and assets under management, and to a lesser extent, the effects of favorable equity market performance. Assets under management increased 11.9% excluding the effects of the DIAL sale, as a result of positive net flows throughout 2004 and the first quarter of 2005. The average level of the equity markets was higher in 2005 compared to 2004, resulting in higher fee income for the Lincoln Retirement segment. Excluding the impact of dividends, the S&P 500 index increased 4.8% and the average daily S&P index increased 5.3% in the first quarter of 2005 compared to the same 2004 period.

Net realized losses on investments for the first quarter of 2005 declined $17.3 million from the same period last year. Favorable credit markets resulted in lower losses from sales of available-for-sale securities, and rising interest rates resulted in gains in the first quarter of 2005 on the reinsurance-related derivative instrument, compared to losses in the same 2004 period. Additional details on our investment performance are provided in the “Consolidated Investments” section below.

Revenues from the sale of subsidiaries/businesses include a pre-tax gain of $14.2 million from an agreement to settle in full the residual contingent payments resulting from the arrangement to outsource Lincoln UK’s back-office operations to Capita Life and Pension Services Limited, a subsidiary of Capita Group Plc, (“Capita”) the outsourcing firm for Lincoln UK’s customer and policy administration functions.

The decrease in net investment income in the first quarter of 2005 compared to the same period in 2004 primarily reflects the first quarter 2004 receipt of approximately $21.9 million, pre-tax, of contingent interest on mortgage loans on real estate previously owned by us. Declining portfolio yields partially offset by the favorable effect of asset growth from net flows, also contributed to the decrease.

Expenses

Consolidated expenses for the first three months of 2005 compared to the same period in 2004 increased $25.0 million, pre-tax, or 2%. Expenses were higher in the Lincoln Retirement, Life Insurance and Investment Management business segments. See “Results of Operations by Segment” below for further discussion by segment. The increase resulted from growth in our business partially offset by the effect of spread management through lower crediting rates on interest-sensitive business, movements from fixed to variable annuity products, and a reduction in the level of GMDB benefits. In addition, expenses were higher from the amortization of DAC, PVIF, DSI and DFEL on a consolidated basis. The impact varied by segment.

Restructuring charges of $1.3 million and $7.5 million in the first quarters of 2005 and 2004, respectively, were the result of expense initiatives undertaken by us during 2003 to improve operational efficiencies. For additional information on restructuring charges see Note 10 to the Consolidated Financial Statements of this Form 10-Q.

Federal income tax expense for the first quarter of 2005 included a $5.8 million reduction related to a partial release of a deferred tax valuation allowance in our Barbados insurance company. This reduction is included in Other Operations. Future adjustments to the allowance will be dependent upon the amount and timing of taxable income of the Barbados company.

RESULTS OF OPERATIONS BY SEGMENT

In this MD&A, in addition to providing consolidated net income (loss), we also provide segment operating revenue and income (loss) from operations because we believe they are meaningful measures of revenues and the profit or loss generated by our operating segments. Operating revenue is GAAP revenue excluding realized gains and losses on investments and derivative instruments, gains and losses on reinsurance embedded derivative/trading securities, gains and losses on sale of subsidiaries/businesses and amortization of deferred gain arising from reserve development. Income (loss) from operations, which is GAAP net income (loss) excluding net realized investment gains and losses, restructuring charges, reserve development net of related amortization on business sold through reinsurance and cumulative effect of accounting changes. Operating revenue and income (loss) from operations are the financial performance measures used by our management and Board of Directors to evaluate and assess the results of our segments. Accordingly, we report income (loss) from operations by segment in Note 7 to the Consolidated Financial Statements as required by Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information.” Our management and Board of Directors believe that income (loss) from operations explains the results of our ongoing businesses in a manner that allows for a better understanding of the underlying trends in our current businesses because net realized investment gains and losses, restructuring charges, reserve development net of related amortization on business sold through reinsurance and cumulative effect of accounting changes are unpredictable and not necessarily indicative of current operating fundamentals or future performance of the business segments, and in many instances, decisions regarding these items do not necessarily relate to the operations of the individual segments. Income (loss) from operations does not replace net income (loss) as the GAAP measure of our consolidated results of operations.

Below is a reconciliation of our segment revenue and income from operations to our consolidated revenue and net income:

	Three Months Ended March 31,
(in millions)	2005	2004
Revenue:
Lincoln Retirement	$538.5	$528.0
Life Insurance	484.2	483.4
Investment Management (1)	130.4	135.2
Lincoln UK	74.6	76.1

Segment Operating Revenue	1,227.7	1,222.7
Other Operations	243.8	203.7
Consolidating adjustments	(170.0)	(147.6)
Net realized investment results (2)	11.4	(20.1)
Other (3)	0.3	0.3

Total	$1,313.2	$1,259.0

Net Income:
Lincoln Retirement	$98.6	$102.2
Life Insurance	67.7	74.8
Investment Management	7.4	12.5
Lincoln UK	10.0	6.2

Segment Income from Operations	183.7	195.7
Other Operations	(11.2)	(20.4)
Other Items (4)	(1.3)	(7.5)
Net realized investment results (5)	7.5	(13.0)
Reserve development net of related amortization on business sold through reinsurance	0.2	0.2

Income before cumulative effect of accounting change	178.9	155.0
Cumulative effect of accounting change	—	(24.5)

Net Income	$178.9	$130.5

(in millions)	March 31, 2005	December 31, 2004
Assets:
Lincoln Retirement	$68,256.2	$68,552.7
Life Insurance	22,862.0	22,805.0
Investment Management	6,418.8	6,391.5
Lincoln UK	9,603.2	9,583.9
Other Operations	15,040.2	14,572.9
Consolidating adjustments	(5,828.2)	(5,686.7)

Total	$116,352.2	$116,219.3

(1)	Revenues for the Investment Management segment include inter-segment revenues for asset management services provided to the other segments of LNC. These inter-segment revenues totaled $24.8 million and $26.5 million for the three months ended March 31, 2005 and 2004, respectively.
(2)	Includes realized losses on investments of $8.7 million and $12.0 million for the three months ended March 31, 2005 and 2004, respectively; realized gains (losses) on derivative instruments of $1.5 million and $(3.9) million for the three months ended March 31, 2005 and 2004, respectively; gain (loss) on reinsurance embedded derivative/trading securities of $4.4 million and $(4.2) million for the three months ended March 31, 2005 and 2004, respectively; and gain on sale of subsidiaries/businesses of $14.2 million for the three months ended March 31, 2005.
(3)	Includes amortization of deferred gain arising from reserve development.
(4)	Represents restructuring charges.
(5)	Includes realized losses on investments of $6.0 million and $7.8 million for the three months ended March 31, 2005 and 2004, respectively; realized gains (losses) on derivative instruments of $1.4 million and $(2.5) million for the three months ended March 31, 2005 and 2004, respectively; gain (loss) on reinsurance embedded derivative/trading securities of $2.8 million and $(2.7) million for the three months ended March 31, 2005 and 2004, respectively; and gain on sale of subsidiaries/businesses of $9.3 million for the three months ended March 31, 2005.

Lincoln Retirement

Operating Summary for the Three Months Ended March 31, (in millions)	2005	2004	Increase (Decrease) Over Prior Period
Operating Revenues:
Insurance premiums	$10.5	$6.5	62%
Insurance fees	172.0	143.2	20%
Net investment income	357.4	379.0	(6)%
Other revenues and fees	(1.4)	(0.7)	100%

Total Operating Revenues	538.5	528.0	2%
Operating Expenses:
Insurance benefits	247.8	252.8	(2)%
Underwriting, acquisition, insurance and other expenses	163.3	141.6	15%

Total Operating Expenses	411.1	394.4	4%

Income before taxes	127.4	133.6	(5)%

Federal income taxes	28.8	31.4	(8)%

Income from Operations	$98.6	$102.2	(4)%

March 31, (in billions)	2005	2004	Increase (Decrease) Over Prior Period
Account Values
Variable Annuities—including fixed portion of variable	$43.7	$37.6	16%

Fixed Annuities	21.4	21.3	1%
Reinsurance Ceded	(2.3)	(2.4)	(4)%

Total Fixed Annuities	19.1	18.9	1%
Total Account Values	$62.8	$56.5	11%

Average Daily Variable Account Values	$43.4	$37.2	17%
Fixed Portion of Variable	9.7	9.6	1%

Income from Operations Variances—Increase (Decrease)

Three Months Ended March 31, (in millions, after-tax, after DAC)	2005 to 2004
Decrease in Income from Operations	$(3.6)

Significant Changes in Segment Income from Operations:
Effects of Equity Markets – Fee income	1.2
Increase in fee income from variable annuity net flows (net of DAC)	5.7
Investment margins (including earnings on investment partnerships) (net of DAC)	(9.6)

Net Flows

Three Months Ended March 31, (in billions)	2005	2004	Improvement (Decline) Over Prior Period
Variable Portion of Annuity Deposits	$1.899	$1.407	35%
Variable Portion of Annuity Withdrawals	(1.085)	(0.942)	(15)%

Variable Portion of Annuity Net Flows	0.814	0.465	75%

Fixed Portion of Variable Annuity Deposits	0.542	0.452	20%
Fixed Portion of Variable Annuity Withdrawals	(0.324)	(0.301)	(8)%

Fixed Portion of Variable Annuity Net Flows	0.218	0.151	44%

Total Variable Annuity Deposits	2.441	1.859	31%
Total Variable Annuity Withdrawals	(1.409)	(1.243)	(13)%

Total Variable Annuity Net Flows	1.032	0.616	68%

Fixed Annuity Deposits	0.198	0.364	(46)%
Fixed Annuity Withdrawals	(0.454)	(0.268)	(69)%

Fixed Annuity Net Flows	(0.256)	0.096	(367)%

Total Annuity Deposits	2.639	2.223	19%
Total Annuity Withdrawals	(1.863)	(1.511)	(23)%

Total Annuity Net Flows	$0.776	$0.712	9%

Incremental Deposits (1)	$2.582	$2.165	19%

(1)	Incremental Deposits represent gross deposits reduced by transfers from other Lincoln Annuity products.

New Deposits

Three Months Ended March 31, (in billions)	2005	2004	Improvement (Decline) Over Prior Period
Individual Annuities
Variable	$1.730	$1.319	31%
Fixed	0.053	0.192	(72)%

Total Individual Annuities	1.783	1.511	18%
Employer-Sponsored Annuities
Variable	0.711	0.540	32%
Fixed	0.145	0.172	(16)%

Total Employer-Sponsored Annuities	0.856	0.712	20%
Total Annuity Deposits
Variable	2.441	1.859	31%
Fixed	0.198	0.364	(46)%

Total Annuities	$2.639	$2.223	19%

Interest Rate Margins

Three Months Ended March 31,	2005	2004	Change in Rate Over Prior Period (basis points)
Net investment income yield	6.05%	6.43%	(38)
Interest rate credited to policyholders	3.82%	3.97%	(15)

Interest rate margin	2.23%	2.46%	(23)
Effect on yield and interest rate margin
Commercial mortgage loan prepayment and bond makewhole premiums	0.08%	0.07%
Contingent interest	—%	0.27%

Interest rate margin adjusted for above items	2.15%	2.12%
Average Fixed Annuity Account Values (in billions)	$20.5	$20.2
Effect on income from operations (after-tax, after DAC) (in millions)
Commercial mortgage loan prepayment and bond makewhole premiums	$1.9	$1.6
Contingent interest	—	6.5

Effect on income from operations	$1.9	$8.1

Comparison of Three Months Ended March 31, 2005 to 2004

Revenues

Insurance fees increased in the first quarter of 2005 compared to the first quarter of 2004 as a result of increases in average daily variable annuity account values. The increase in account values reflects cumulative positive net flows and improvement in the equity markets between periods. Variable product sales were up 31% in the first three months of 2005 over the same 2004 period while fixed product sales were down from the same period in the previous year. Through the first quarter of 2005, the Retirement segment has experienced 15 consecutive quarters of positive net flows.

New deposits are an important component of our effort to grow the annuity business. In the past several years, we have concentrated our efforts on both product and distribution breadth. Annuity deposits increased significantly in the first quarter of 2005 compared to the same 2004 period, with growth in both the individual variable annuity business and variable products within the employer-sponsored business.

The growth in individual variable annuity deposits was a result of continued strong sales of the Lincoln Smart Securitysm Advantage benefit introduced in June of 2003, and expansion of the wholesaling force in LFD. Lincoln ChoicePlussm and American Legacy variable annuity gross deposits were up 33% for the first quarter of 2005 to $1.7 billion compared to $1.3 billion for the first quarter of 2004.

Individual fixed annuity deposits experienced a decline in the first quarter of 2005 compared to the same 2004 period. The decline in fixed annuity deposits is primarily due to the continued low interest rate environment. We approached the fixed annuity marketplace on an opportunistic basis throughout 2004 and into 2005, generally offering rates that are consistent with our required spreads. In the current interest rate environment, we expect this trend of lower fixed annuity deposits to continue.

Significant deposit growth in the employer-sponsored business has come through our Alliance program. The Alliance program bundles our traditional annuity products with mutual funds, along with recordkeeping and employee education components. We earn fees for the services we provide to mutual fund accounts and investment margins on fixed annuities of Alliance program accounts. Alliance program deposits were $545.8 million ($420.8 million in mutual funds; $125.0 million in fixed annuities) in the first quarter of 2005, an increase of 40% from deposits of $389.5 million ($250.7 million in mutual funds; $138.8 million in fixed annuities) in the first quarter of 2004. Net flows and account values for the Alliance program attributable to mutual funds in the tables above were $347.3 million and $3.2 billion, respectively, for the first quarter of 2005, and $239.7 million and $2.2 billion, respectively, for the first quarter of 2004. These amounts are not included in the separate accounts reported in our Consolidated Balance Sheets. Our traditional annuity products show a modest decrease of 3% over the same period in the previous year.

The other component of net flows is retention of the business. One of the key assumptions in pricing a product is the account persistency, often referred to as the lapse rate. The lapse rate compares the amount of withdrawals to the retained account values. One way to measure a company’s success in retaining assets is to look at the overall level of withdrawals from period to period. However, this alone does not tell the whole story. By comparing actual lapse rates to the rates assumed in designing the annuity product, it is possible to gauge the impact of persistency on profitability. Overall lapse rates for the first quarters of 2005 and 2004 were 10.1% and 9.2%, respectively. In both periods, overall lapse rates have been more favorable than the level of persistency assumed in product pricing. The increase in the first quarter of 2005 is due to three large employer-sponsored case withdrawals aggregating $121 million. In addition, as described above, we experienced an increase in the first quarter of 2005 in deposits within the Alliance program offered within the employer-sponsored marketplace. The persistency of the employer-sponsored business tends to be higher than in the individual annuity marketplace as employer-sponsored products involve systematic deposits and are part of an overall employee benefit plan which are generally not subject to the level of exchange activity typically experienced in the individual marketplace.

Insurance premiums increased $4.0 million, or 61.5% in the first quarter of 2005 compared to the first quarter of 2004. The increase is primarily driven by increases in annuities in the payout phase. There was a corresponding increase in the insurance benefit line from the resulting increase in reserves.

Net investment income decreased $21.6 million, or 5.7% for the first three months of 2005 compared with the same 2004 period. Although fixed annuity account values increased during the first three months of 2005 from net flows and investment income, lower investment portfolio rates in the first quarter of 2005 and $13.0 million, pre-tax of contingent interest income received in the first quarter of 2004 were the drivers of the decrease in investment income for the 2005 period. Net investment income for the segment included $4.1 million, pre-tax, from commercial mortgage loan prepayment and bond makewhole premiums, for the first quarter of 2005, compared to $3.6 million of prepayment premiums for the same 2004 period.

When analyzing the impact of net investment income on the results of the segment, it is important to understand that a portion of the investment income earned is credited to the policyholders of our fixed annuity products. The interest credited to policyholders is included in the segment’s expenses. Annuity product interest rate margins represent the excess of the yield on earning assets over the average crediting rate. The yield on earning assets is calculated as net investment income on fixed product investment portfolios divided by average earning assets. The average crediting rate is calculated using interest credited on annuity products less bonus credits and excess interest on policies with the dollar cost averaging feature, divided by the average fixed account values net of coinsured account values. Fixed account values reinsured under modified coinsurance agreements are included in account values for this calculation. As a result of crediting rate actions we took in 2003 through the first quarter of 2005, interest credited to policyholder balances decreased for the first three months of 2005 compared to the same 2004 period.

The interest rate margin table above summarizes the effect of changes in the portfolio yield, credited rate to policyholders, as well as the impact of contingent interest and prepayment premiums on the segment’s results on an after-DAC, after-tax basis. Although the net investment income yield declined year over year, we were able to reduce crediting rates to substantially offset this decrease. The interest rate margin decreased to 2.23% for the first quarter of 2005 from 2.46% for the first quarter of 2004. After removing the effects of the contingent interest received in the first quarter of 2004 and prepayment premiums in the first quarter of 2005 and 2004, the interest rate margin improved modestly to 2.15% for the first quarter of 2005, compared to 2.12% for the first quarter of 2004. We expect a reduction of 4 to 5 basis points (pre-DAC and pre-tax) per quarter in interest rate margins in 2005. This decrease is expected to reduce the segment’s income by approximately $0.5 million, after-tax after DAC, in the remaining quarters of 2005. This assumes a 50 basis point annual improvement in new money investment rates, that there are no significant changes in net flows in or out of our fixed accounts or other changes which may cause interest rate margins to differ from our expectation. For information on interest rate margins and the interest rate risk due to falling interest rates, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” of this Form 10-Q.

Expenses

Insurance benefits include interest credited to policyholders of $204.7 million and $207.8 million in the first quarter of 2005 and 2004, respectively. The reduction in 2005 was a result of actions taken by the segment to lower crediting rates commensurate with the reduction in the overall investment yield. Refer to the table above for the interest rate credited to policyholders.

Equity market performance, as measured by the S&P 500 index, without dividends, was a decline of 2.6% in the first quarter of 2005, compared to an increase of 1.3% for first quarter of 2004, which are both below our long-term equity market growth assumption of 9%. As a result of the enhanced reversion to the mean methodology implemented during the fourth quarter of 2004 and discussed in “Critical Accounting Policies” above, the first quarter 2005 equity market performance did not result in DAC unlocking during the quarter.

Included in the segment’s insurance benefits are the costs associated with guaranteed benefits included within variable annuities with the GMDB or GMWB riders. The effect of modest increases in net reserve and benefit payments during the first quarter of 2005 attributable to these products was more than offset by the favorable results of the expanded hedge program implemented during the third quarter of 2004.

At March 31, 2005, Lincoln Retirement’s net amount at risk (“NAR”) was $0.9 billion and the GAAP and statutory reserves related to contracts with a GMDB feature were $24.7 million and $51.6 million, respectively. The comparable amounts at January 1, 2005, were a NAR of $0.8 billion, GAAP reserves of $18.2 million and statutory reserves of $46.4 million. At any point in time, the NAR is the difference between the potential death benefit payable and the total account value, with a floor of zero (when account values exceed the potential death benefit there is no amount at risk). Accordingly, the NAR represents the maximum amount Lincoln Retirement would have to pay if all policyholders died. In evaluating the GMDB exposures that exist within our variable annuity business relative to industry peers, it is important to distinguish between the various types of GMDB features, and other factors such as average account values, average amounts of NAR, and the age of contractholders. The following table and discussion provides this information for our variable annuity business as of March 31, 2005:

	Type of GMDB Feature
	Return of Premium	High Water Mark	Roll-up	No GMDB	Total
Variable Annuity Account Value (billions)	$28.3	$15.8	$0.3	$8.9	$53.3
% of Total Annuity Account Value	53.1%	29.6%	0.6%	16.7%	100.0%
Average Account Value (thousands)	$40.5	$82.7	$112.6	$56.4	$53.8
Average NAR (thousands)	$2.7	$7.8	$11.3	N/A	$5.3
NAR (billions)	$0.2	$0.7	$—	N/A	$0.9
Average Age of Contract Holder	52	62	65	60	55
% of Contract Holders > 70 Years of Age	11.4%	28.5%	34.9%	25.3%	16.7%

We have variable annuity contracts containing GMDBs that have a dollar for dollar withdrawal feature. Under such a feature, withdrawals reduce both current account value and the GMDB amount on a dollar for dollar basis. For contracts containing this dollar for dollar feature, the account holder could withdraw a substantial portion of their account value resulting in a GMDB that is multiples of the current account value. Our exposure to this dollar for dollar risk is somewhat mitigated by the fact that we do not allow for partial 1035 exchanges on non-qualified contracts. To take advantage of the dollar for dollar feature, the contractholder must take constructive receipt of the withdrawal and pay any applicable surrender charges. We report the appropriate amount of the withdrawal that is taxable to the Internal Revenue Service, as well as indicating whether or not tax penalties apply under the premature distribution tax rules. We closely monitor the dollar for dollar withdrawal GMDB exposure and work with key broker dealers that distribute our variable annuity products. The GMDB feature offered on new sales is a pro-rata GMDB feature whereby each dollar of withdrawal reduces the GMDB benefit in proportion to the current GMDB to account value ratio. As of March 31, 2005, there were 728 contracts for which the death benefit to account value ratio was greater than ten to one. The NAR on these contracts was $49.3 million.

Life Insurance

Operating Summary for the Three Months Ended March 31, (in millions)	2005	2004	Increase (Decrease) Over Prior Period
Operating Revenues:
Insurance premiums	$45.6	$47.9	(5)%
Insurance fees	194.1	192.1	1%
Net investment income	236.3	235.7	—%
Other revenues and fees	8.2	7.7	6%

Total Operating Revenues	484.2	483.4	—%
Operating Expenses:
Insurance benefits	261.6	260.7	—%
Underwriting, acquisition, insurance and other expenses	122.9	112.4	9%

Total Operating Expenses	384.5	373.1	3%

Income before taxes	99.7	110.3	(10)%

Federal income taxes	32.0	35.5	(10)%

Income from Operations	$67.7	$74.8	(9)%

Income from Operations Variances—Increase (Decrease)

Three Months Ended March 31, (in millions, after-tax)	2005 to 2004
Decrease in Income from Operations	$(7.1)

Significant Changes in Segment Income from Operations:
DAC/PVIF/DFEL
Effects of equity markets	(0.4)
Retrospective unlocking	(1.9)
Amortization	(2.2)
Mortality	(1.8)
Investment margins (including earnings on investment partnerships)	(0.8)

Three Months Ended March 31,	2005	2004	Increase (Decrease) Over Prior Period
First Year Premiums—by Product (in millions)
Universal Life (“UL”)
Excluding MoneyGuardsm	$87.1	$95.6	(9)%
MoneyGuardsm	49.3	56.3	(12)%

Total Universal Life	136.4	151.9	(10)%
Variable Universal Life (“VUL”)	25.9	22.5	15%
Whole Life	7.8	10.8	(28)%
Term	9.2	10.5	(12)%

Total Retail	179.3	195.7	(8)%
Corporate Owned Life Insurance (“COLI”)	24.8	14.2	75%

Total First Year Premiums	$204.1	$209.9	(3)%

Net Flows (in billions)
Deposits	$0.512	$0.502	2%
Withdrawals & Deaths	(0.252)	(0.254)	1%

Net Flows	$0.260	$0.248	5%

Policyholder Assessments	$(0.287)	$(0.267)	(7)%

March 31, (in billions)	2005	2004	Increase (Decrease)
Account Values
Universal Life	$9.8	$9.2	7%
Variable Universal Life	2.5	2.2	14%
Interest-Sensitive Whole Life (“ISWL”)	2.2	2.2	—%

Total Life Insurance Account Values	$14.5	$13.6	7%

In Force—Face Amount
Universal Life and Other*	$132.4	$129.7	2%
Term Insurance	176.6	157.3	12%

Total In-Force	$309.0	$287.0	8%

Net Amount at Risk
Universal Life and Other	$115.6	$113.7	2%
Term Insurance	175.7	156.6	12%

Total Net Amount at Risk	$291.3	$270.3	8%

*	Includes COLI of $7.2 billion and $6.6 billion at March 31, 2005 and 2004, respectively.

Interest Rate Margins

Three Months Ended March 31,	2005	2004	Change in Rate Over Prior Period Increase (Decrease)
			Basis points
Interest Sensitive Products
Net investment income yield	6.32%	6.84%	(52)
Interest rate credited to policyholders	4.75%	4.97%	(22)

Interest rate margin	1.57%	1.87%	(30)
Effect on Yield and Interest Rate Margin
Commercial mortgage loan prepayment and bond makewhole premiums	—%	0.07%	(7)
Contingent interest	—%	0.25%	(25)

Interest rate margin, excluding the above items	1.57%	1.55%	2

Effect on Income from Operations (After-tax, after DAC) (in millions)
Commercial mortgage loan prepayment and bond makewhole premiums	$—	$0.6
Contingent interest	—	2.1

Effect on income from operations	$—	$2.7

Traditional Products
Net investment income yield	6.43%	7.33%	(90)

Effect on Yield
Commercial mortgage loan prepayment and bond makewhole premiums	0.05%	—%	5
Contingent interest	—%	0.72%	(72)

Net investment income yield after adjusted for above items	6.38%	6.61%	(23)

Effect on Income from Operations (After-tax) (in millions)
Commercial mortgage loan prepayment and bond makewhole premiums	$0.1	$—
Contingent interest	—	1.6

Effect on income from operations	$0.1	$1.6

Comparison of Three Months Ended March 31, 2005 to 2004

Revenues, First Year Premium, In-force and Net Amount at Risk

Overall revenues for the first quarter of 2005 were level with the same 2004 period. First quarter 2004 net investment income included $10.8 million, pre-tax, of contingent interest and commercial mortgage loan prepayment and bond makewhole premiums, which is explained below. Revenues from insurance fees were up only 1%. This increase in insurance fees is in line with the lack of growth in UL and Other face amount in-force, and NAR (Other includes VUL, whole life, ISWL and COLI; UL and Other products are referred to as permanent products). Insurance fees include mortality assessments, which are comprised of cost of insurance assessments (“COI”) charged to policyholders in relation to the NAR less the cost of reinsurance premiums that we pay for reinsurance coverage. In recent years, we have reinsured a larger percentage of the mortality risk on our business than in the past. As older business with a lower percentage of reinsurance has run off, this has had the effect of reducing the amount of revenues from net mortality assessments.

The increase in life insurance in-force and NAR has been driven primarily by the growth in term life insurance. It is important to view the in-force and NAR growth separately for term products versus UL and other permanent products, as term products by design have a lower profitability to face amount relationship than do permanent life insurance products. Insurance premium revenue relates to whole life and term life insurance products. Although insurance premiums were down 5% for the first quarter of 2005 compared to the first quarter of 2004, term insurance was up 10% while whole life was down 11% as this block of business is declining. These premiums included those received from policyholders and are net of premiums we pay for reinsurance coverage. Term and whole life insurance products have insurance fees and COIs generated from the NAR. These are components of the change in policy reserves on these products, and are reflected in insurance benefits.

Total first year premiums for the first quarter of 2005 declined from the first quarter of 2004. Due to the equity market turnaround and the fourth quarter 2004 introduction of a new product, first year premiums for VUL were up $3.4 million or 15% in the first quarter of 2005 compared to the same 2004 period. COLI sales were also favorable, with first year premium up $10.6 million or 75% from the first quarter of 2004.

The decline in first year premiums for UL in the first quarter of 2005 was due to increased competition. The segment introduced a new UL product during the third quarter 2004, which generated approximately $26 million first quarter 2005 sales. Overall, we expect first year premiums and related revenues in 2005 to equal or modestly exceed 2004 results..

Net investment income for the Life Insurance segment for the first quarter of 2004 included $1.9 million, pre-tax, from commercial mortgage loan prepayment and bond makewhole premiums, and also included $8.9 million, pre-tax, of contingent interest income. Absent these items, interest rate margins for the Life Insurance segment improved in the first quarter of 2005 compared to the same 2004 period. Interest sensitive products include UL and ISWL and provide for interest to be credited to policyholder accounts. The difference between what we credit to policyholder accounts and interest income we earn on interest sensitive assets is interest rate margin. Traditional non-dividend participating (“Non-par”) products include term and whole life insurance with interest income used to build the policy reserves. At March 31, 2005 and 2004, interest-sensitive products represented approximately 88% of total interest sensitive and traditional Non-par earning assets. At March 31, 2005, 36% of the interest sensitive account values have crediting rates at contract guaranteed levels, and 56% have crediting rates within 50 basis points of contractual guarantees. We expect a reduction of 1 to 2 basis points (pre-DAC and pre-tax) per quarter in interest rate margins in 2005 for the Life Insurance segment. This decrease is expected to reduce the segment’s income by approximately $0.2 million, after-tax after DAC, in the remaining quarters of 2005. This assumes a 50 basis point annual improvement in new money investment rates and no significant changes in net flows in or out of our fixed accounts or other changes which may cause interest rate margins to differ from our expectation. For information on interest rate margins and the interest rate risk due to falling interest rates, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this Form 10-Q.

Expenses

Insurance benefits include interest credited to policyholders of $145.8 million and $144.8 million in the first quarter of 2005 and 2004, respectively. Actions taken by the segment to lower crediting rates commensurate with the reduction in the overall investment yield in 2004 and 2005 offset the effects of growth in the book of business. Refer to the table above for the interest rate credited to policyholders.

During 2004, we undertook our annual comprehensive review of the assumptions underlying the amortization of DAC, PVIF and DFEL. The Life Insurance segment reviewed the various assumptions including investment rate margins and retention. This comprehensive review resulted in an increase in the on-going amortization expense of approximately $3.0 million, pre-tax, ($2.0 million after-tax) per quarter beginning in the fourth quarter of 2004.

The segment also experienced negative retrospective DAC unlocking in the first quarter of 2005 of $3.4 million, pre-tax ($2.2 million after-tax). The negative unlocking resulted primarily from unfavorable mortality results reflecting a first death on a large survivorship policy, and COLI surrenders during the period.

Investment Management

Operating Summary for the Three Months Ended March 31, (in millions)	2005	2004	Increase (Decrease) Over Prior Period
Operating Revenues:
Investment advisory fees - retail/institutional	$59.4	$62.7	(5)%
Investment advisory fees - insurance-related	24.8	26.5	(6)%
Insurance fees	17.3	14.6	18%
Net investment income	12.9	12.2	6%
Other revenues and fees	16.0	19.2	(17)%

Total Operating Revenues	130.4	135.2	(4)%
Operating Expenses:
Insurance benefits	6.8	6.6	3%
Underwriting, acquisition, insurance and other expenses	112.8	110.4	2%

Total Operating Expenses	119.6	117.0	2%
Income before taxes	10.8	18.2	(41)%
Federal income taxes	3.4	5.7	(40)%

Income from Operations	$7.4	$12.5	(41)%

Income from Operations Variances—Increase (Decrease)

Three Months Ended March 31, (in millions after-tax)	2005 to 2004
Decrease in Income from Operations	$(5.1)

Significant Changes in Segment Income from Operations:
Effects of financial markets/net flows, variable expenses and other	2.8
Changes in earnings from seed capital	(2.0)
Income from operations of DIAL in 2004	(3.5)
Asset management fees related to LNC’s general account	(0.8)
Severance	(1.4)

March 31, (in billions)	2005	2004		Increase (Decrease) Over Prior Period
Assets Under Management:
Retail-Equity	$27.0	$22.6		19%
Retail-Fixed	8.5	8.3		2%

Total Retail	35.5	30.9		15%

Institutional-Equity	11.5	27.2		(58)%
Institutional-Fixed	11.0	9.0		22%

Total Institutional	22.5	36.2		(38)%

Insurance-related Assets	44.2	44.0		1%

Total Assets Under Management	$102.2	$111.1	*	(8)%

Total Sub-advised Assets, included in above amounts
Retail	$12.2	$4.0		205%
Institutional	3.9	—		NM

Total Sub-advised Assets at the End of the Period	$16.1	$4.0		303%

*	Includes DIAL Assets Under Management of $19.3 billion at March 31, 2004.

Three Months Ended March 31, (in billions)	2005	2004	Increase (Decrease) Over Prior Year
Retail:
Equity:
Fund deposits	$2.773	$1.938	43%
Redemptions and transfers	(1.508)	(0.994)	(52)%

Net flows—Equity	1.265	0.944	34%

Fixed Income:
Fund deposits	0.608	0.513	19%
Redemptions and transfers	(0.295)	(0.488)	40%

Net flows—Fixed Income	0.313	0.025	1,152%

Total Retail:
Fund deposits	3.381	2.451	38%
Redemptions and transfers	(1.803)	(1.482)	(22)%

Net flows—Total Retail	1.578	0.969	63%

Institutional:
Equity:
Inflows/deposits	0.576	1.817	(68)%
Withdrawals and transfers	(0.440)	(0.749)	41%

Net flows—Equity	0.136	1.068	(87)%

Fixed Income:
Inflows/deposits	1.211	0.806	50%
Withdrawals and transfers	(0.129)	(0.214)	40%

Net flows—Fixed Income	1.082	0.592	83%

Total Institutional:
Inflows/deposits	1.787	2.623	(32)%
Withdrawals and transfers	(0.569)	(0.963)	41%

Net flows—Total Institutional	1.218	1.660	(27)%

Combined Retail and Institutional:
Deposits/inflows	5.168	5.074	2%
Redemptions, withdrawals and transfers	(2.372)	(2.445)	3%

Net flows—Combined Retail and Institutional	$2.796	$2.629	6%

Note:	The term deposits in the above table and in the following discussion represents purchases of mutual funds and managed accounts, deposits in variable annuity funds, and inflows in advisory accounts and includes DIAL in 2004.

The following table presents the segment’s net flows with and without DIAL.

Three Months Ended March 31, (in billions)	2005	2004	Increase (Decrease)
Net Flows
As reported above	$2.796	$2.629	6%
DIAL	—	1.089	NM

Net Flows—Excluding DIAL	$2.796	$1.540	82%

Comparison of Three Months Ended March 31, 2005 to 2004

Revenues, Deposits and Net Flows

The decline in investment advisory fees—retail/institutional was due to the third quarter 2004 sale of DIAL, which resulted in lower investment advisory fees and lower level of assets under management. Excluding this, investment advisory fees-retail/institutional increased 7.5%, pre-tax, due to a higher average level of assets under management. The higher average level of assets under management resulted from changes in the equity markets and positive net flows. We believe that the positive net flows are a result of recognition in the marketplace of the investment performance for both institutional products, as well as retail funds managed by the segment, and the expanded wholesaling of the segment’s products by LFD. The investment advisory fees include amounts that are ultimately paid to sub-advisors for managing the sub-advised assets. The amounts paid to sub-advisors are included in the expenses of the segment. In addition, included in the investment advisory fees—retail/institutional are fees earned from managing funds included within our variable annuity and life insurance products.

Investment advisory fees – insurance related is made up of fees for asset management services this segment provides for our general account assets supporting our fixed products and surplus, including those of the Lincoln Retirement and Life Insurance segments. As a result of analysis performed in the latter half of 2004, we reduced the inter-segment fees paid to the Investment Management segment by approximately 2 basis points or 12.4%, effective January 1, 2005. This resulted in a negative impact, net of expense reductions of $0.8 million, after-tax, in the first quarter of 2005. This was offset by a corresponding net positive impact within the Lincoln Retirement and Life Insurance segments.

The increase in insurance fees from the annuity-based 401(k) Lincoln DirectorSM business (“Director”) primarily relates to higher assets under management from equity market performance and positive net flows of $0.5 billion in the twelve months ended March 31, 2005. Assets under management for this business were $5.7 billion and $4.9 billion at March 31, 2005 and 2004, respectively. Other revenue includes changes in the value of seed capital, as well as shareholder servicing and accounting fees for services provided to mutual funds and variable annuity products that we sponsor. Seed capital represents the amount of capital invested to start a new fund or product. Seed capital investments are accounted for in a manner consistent with the accounting for trading securities, with changes in fair market value reported as a component of revenue. The primary driver of the reduction in other revenue in the first quarter of 2005 compared to the same 2004 period was related to the seed capital component. Revenues for the first quarter of 2005 included losses related to seed capital, compared to gains in the same 2004 period. These results were driven by equity market performance in the respective periods. In addition, there was a lower level of seed capital in 2005. The amount of seed capital was reduced during 2004 as certain funds reached an appropriate size to return seed capital to the holding company.

The decline in assets under management from March 31, 2004 to 2005 is primarily the result of the sale of DIAL. Assets managed by DIAL were $19.3 million at March 31, 2005. This decline was partially offset by market value gains and positive net flows. Excluding the DIAL assets, market value gains for the twelve months ended March 31, 2005 were $2.2 billion in retail and $0.8 billion in institutional. Net flows were $3.8 billion in retail and $4.5 billion in institutional for the same period.

As a result of the sale of DIAL, certain retail assets are now sub-advised by the acquirer. This change resulted in the increase in sub-advised assets presented in the table above. Sub-advised assets represent approximately 16% of the segment’s assets under management at March 31, 2005, compared to approximately 4% at March 31, 2004. As stated above, the segment pays fees to the sub-advisor for managing the assets. Also, in 2004, the segment outsourced its mutual fund based 401(k) record-keeping business. As a result, approximately $1.0 billion of the retirement accounts were transferred to third parties during 2004.

Expenses

Underwriting, acquisition, insurance and other expenses increased 2% in the first quarter of 2005 compared to the first quarter of 2004, primarily from expenses that vary with revenues or levels of assets under management. These expenses include the fees we pay to third party sub-advisors. Payments to LFD for wholesaling services increased 17% or $1.8 million, pre-tax as a result of the strong retail deposits in the first quarter of 2005. In the asset management business, we are not able to capitalize the acquisition costs of new business unlike the capitalization of acquisition costs with insurance products. Operating expenses for the first quarter of 2005 also include approximately $2.2 million, pre-tax, of severance. Lower expenses resulting from the DIAL sale partially offset the 2005 first quarter increase in expenses.

In April 2005, several growth equity managers and certain other investment personnel joined Delaware to form a new large cap equity growth team. Although we expect to see a positive economic impact from the addition of the team, net incremental expenses are expected to depress after-tax income from operations for the Investment Management segment by approximately $3.5 million to $4.5 million in the second quarter of 2005 and $2 million in the second half of 2005. However, these estimates could vary based upon timing of flows and market performance.

Lincoln UK

Operating Summary for the Three Months Ended March 31, (in millions)	2005	2004	Increase (Decrease) Over Prior Period
Operating Revenues:
Insurance premiums	$14.6	$18.1	(19)%
Insurance fees	35.6	33.8	5%
Net investment income	20.3	18.5	10%
Other revenues and fees	4.1	5.7	(28)%

Total Operating Revenues	74.6	76.1	(2)%

Operating Expenses:
Insurance benefits	25.1	29.0	(13)%
Underwriting, acquisition, insurance and other expenses	34.1	37.6	(9)%

Total Operating Expenses	59.2	66.6	(11)%

Income before taxes	15.4	9.5	62%

Federal income taxes	5.4	3.3	64%

Income from Operations	$10.0	$6.2	61%

March 31, (in billions)	2005	2004	Increase (Decrease)
Unit-Linked Assets	$7.2	$6.5	11%
Individual Life Insurance In-Force	19.8	20.5	(3)%
Exchange Rate Ratio—U.S. Dollars to Pounds Sterling:
Average for the Period	1.904	1.836	4%
End of Period	1.896	1.844	3%

Income from Operations Variances—Increase (Decrease)

Three Months Ended March 31, (in millions, after-tax)	2005 to 2004
Increase in Income from Operations	$3.8

Significant Changes in Income from Operations:
Effects of Equity Markets
Fee income from equity-linked assets	0.9
DAC/PVIF/DFEL	1.3
Foreign currency exchange rates	0.4

Note:	The segment has its balance sheets and income statements translated at the current spot exchange rate as of the end of the period and average spot exchange rate for the period, respectively.

Comparison of Three Months Ended March 31, 2005 to 2004

Revenues

Insurance premiums were down approximately 19% for the first quarter of 2005 compared to the first quarter of 2004. This decrease is a result of the in-force block continuing to decline. Policy lapse rates for the three months ended March 31, 2005, were 6.8%, an improvement over the 7.2% rate for the comparable 2004 period as measured by the number of policies in-force. Insurance fees benefited from higher average equity-linked account values resulting largely from the increase in the U.K. equity markets. As illustrated by the performance of the FTSE 100 index, U.K. equity markets had increased 11.6% at March 31, 2005 from March 31, 2004; the daily average basis FTSE 100 for the first quarter of 2005 was up 10.6% from the first quarter of 2004.

Other revenues decreased $1.6 million, or 28%, in the first quarter of 2005 compared to the same 2004 period. This decrease was primarily due to the impact of equity markets and the positive first quarter 2004 unlocking of DFEL included in other revenue. The performance of the equity markets in the first quarter 2004 was below our long-term growth assumption of 9%, which resulted in positive DFEL unlocking. As a result of the enhanced reversion to the mean processes implemented in the third quarter of 2004, no unlocking occurred in the first quarter of 2005.

Expenses

Expenses were lower in the first quarter of 2005 compared to the first quarter of 2004 due to the net negative first quarter 2004 unlocking of assumptions for DAC and PVIF related to the same items as noted above for DFEL. The absence of effects of the net unlocking activities for the first quarter of 2005 for DAC/PVIF and DFEL resulted in an increase in income of $2.0 million, pre-tax ($1.3 million after-tax).

Insurance benefits decreased $3.9 million or 13% for the first quarter of 2005 compared to the same 2004 period. Excluding the effects of the exchange rate, insurance benefits decreased approximately $5 million. The decrease is due to a continuing decline in the overall book of business.

The services provided to the segment under the Capita agreement are currently deemed to be exempt from value added tax (“VAT”), which is levied at the rate of 17.5%. In a recent ruling by the European Court of Justice regarding a similar arrangement involving a Dutch insurer, it was deemed that VAT should be applied to such an arrangement. The U.K. authorities are required to take note of this ruling in determining U.K. legislation. If the U.K. authorities amend U.K. legislation so that VAT applies to contracts, such as our arrangement with Capita, we estimate that we could have negative DAC unlocking of approximately $16 million, pre-tax ($10 million, after-tax) as future EGPs would be lower from the increased expense. In addition, the segment’s income from operations would be reduced by approximately $4 million, pre-tax ($2 million, after-tax) on an annual basis.

Other Operations

Operating Summary for the Three Months Ended March 31, (in millions)	2005	2004	Increase (Decrease)
Income (Loss) from Operations by Source:
LFA	$(7.6)	$(8.7)	(13)%
LFD	(6.0)	(4.6)	30%
Financing costs	(14.6)	(14.6)	—%
Other Corporate	4.7	(4.1)	NM
Amortization of deferred gain on indemnity reinsurance	12.3	11.6	6%

Loss from Operations	$(11.2)	$(20.4)	(45)%

Comparison of Three Months Ended March 31, 2005 to 2004

LFA

LFA’s operating loss for the first quarter of 2005 improved by $1.1 million compared to the same 2004 period. This improvement is due to expense management resulting from realignment activities initiated in 2003. Improvements from the realignment activities were constrained in the first quarter of 2005 as a result of lower sales of our Life Insurance segment’s products and non-proprietary products. Sales of life insurance products are the primary driver of LFA’s results. LFA’s net revenues were $52.8 million and $59.1 million for the three months ended March 31, 2005 and 2004, respectively, a decline of 11%. Net revenues are revenues received, primarily in compensation for the sale of a product or service, reduced by commissions owed to agents or brokers responsible for the sale or provision of service. Proprietary first year life insurance premiums distributed through LFA decreased 10% in the first quarter of 2005, compared to the first quarter of 2004, driven by an $11.3 million, or 27%, decrease in universal life, whole life and term life insurance products, partially offset by a $6.4 million, or 97%, increase in variable life insurance products. Lower deposits for proprietary individual annuity products of 10% and proprietary mutual funds of 3% also contributed to the decline in net revenues. Deposits into Delaware’s mutual funds through LFA were $59.3 million and $61.3 million for the first quarter of 2005 and 2004, respectively. Deposits into Delaware mutual funds through LFA represent approximately 12% of LFA’s total mutual fund deposits in the first quarter of 2005, approximately a 2% increase over first quarter 2004.

LFD

LFD’s operating loss for the first quarter of 2005 increased $1.4 million from the first quarter of 2004. While sales growth was strong quarter over quarter, changes in product mix and wholesaling allowances resulted in less favorable margins. LFD’s revenues represent wholesaling allowances paid by our operating segments to LFD for wholesaling our products. Sales growth was primarily a result of strong deposits in investment products and individual variable annuities, partially offset by lower first year premiums in retail life insurance. Deposits into mutual funds, managed accounts and 401(k) products for which LFD provided wholesaling services were $2.9 billion in the first quarter of 2005, an increase of 45% over the first quarter of 2004. Deposits into variable annuities were $1.7 billion, an increase of 34% over first quarter 2004. Deposits in the American

Legacy Variable Annuity product were the key contributor to the variable annuity deposit growth in the first quarter of 2005. First year premiums of retail life insurance products through LFD were $140.9 million, a decrease of 8% from the first quarter of 2004. First year premiums of COLI life insurance products were $24.8 million in the first quarter of 2005, an increase of 74% from the same 2004 period. Higher expenses, primarily associated with the continuing expansion of the wholesaling force, also contributed to the increased loss.

Financing Costs

Interest expense on our debt for the first quarter of 2005 is level with the first quarter of 2004. The favorable effects of the 2004 refinancing of certain fixed rate debt at lower rates was offset by increased rates on floating rate debt. For additional information on our financing activities, see “Review of Consolidated Financial Condition—Liquidity and Cash Flow—Sources of Liquidity and Cash Flow—Financing Activities.”

Amortization of Deferred Gain on Indemnity Reinsurance

Income from the amortization of the deferred gain includes an increase of 6% resulting from an adjustment to the deferred gain in the third quarter of 2004 on the reinsurance business sold in 2001.

Other Corporate

Other Corporate reported operating income of $4.7 million for the first quarter of 2005 compared to an operating loss of $4.1 million for the first quarter of 2004. Included in operating income for the first quarter of 2005 is a $5.8 million reduction in Federal income tax expense related to a partial release of a deferred tax valuation allowance in our Barbados insurance company. Lower litigation and other expenses also contributed to the first quarter 2005 improvement.

CONSOLIDATED INVESTMENTS

The following table presents consolidated invested assets, net investment income and investment yield.

(in billions)	March 31, 2005	December 31, 2004	March 31, 2004
Total Consolidated Investments (at Fair Value)	$44.0	$44.5	$43.5
Average Invested Assets (at Amortized Cost)	43.9	43.2	42.6

Three Months Ended March 31, (in millions)		2005	2004
Adjusted Net Investment Income (1)		$659.8	$677.5
Investment Yield (ratio of net investment income to average invested assets)		6.03%	6.38%

Items Included in Net Investment Income:
Limited partnership investment income		$9.0	$6.5
Prepayment and makewhole premiums		2.6	3.3
Contingent interest		—	21.9

(1)	Includes tax-exempt income on a tax equivalent basis.

The decrease in our investment portfolio for the first quarter of 2005 resulted from a decline in the fair value of securities available-for-sale, partially offset by purchases of investments as a result of cash flow generated by the business segments.

Our insurance assets are invested primarily in high quality fixed maturity securities that are expected to generate cash flows that will enable us to meet the liability funding requirements of our life insurance and annuity businesses. The dominant investments held are fixed maturity securities available-for-sale, which represent approximately 78% of the investment portfolio. Trading securities, which are primarily fixed maturity securities, represent approximately 7.3% of the investment portfolio.

We have the ability to maintain our investment holdings throughout credit cycles because of our capital position, the long-term nature of our liabilities and the matching of our portfolios of investment assets with the liabilities of our various products.

The quality of our available-for-sale fixed maturity securities portfolio, as measured at fair value and by the percentage of fixed maturity securities invested in various ratings categories, relative to the entire available-for-sale fixed maturity security portfolio, as of March 31, 2005 were as follows:

(in millions)
NAIC Designation	Rating Agency Equivalent Designation	Amortized Cost	Estimated Fair Value	% of Total
1	AAA / AA / A	$20,613.8	$21,352.0	62.4%
2	BBB	10,346.8	10,820.7	31.6%
3	BB	1,261.8	1,283.2	3.8%
4	B	479.5	495.9	1.4%
5	CCC and lower	182.8	177.1	0.5%
6	In or near default	61.1	96.0	0.3%

		$32,945.8	$34,224.9	100.0%

The National Association of Insurance Commissioners (“NAIC”) assigns securities quality ratings and uniform valuations called “NAIC Designations” which are used by insurers when preparing their annual statements. The NAIC assigns designations to publicly traded as well as privately placed securities. The designations assigned by the NAIC range from class 1 to class 6, with designations in classes 1 and 2 generally considered investment grade.

As of March 31, 2005 and December 31, 2004, $2.1 billion, or 6.0%, and $2.2 billion, or 6.2%, respectively, of all fixed maturity securities available-for-sale were invested in below investment grade securities (NAIC designations 3 thru 6). This represents 4.8% of the total investment portfolio at both March 31, 2005 and December 31, 2004. When viewed on a cost basis, below investment grade securities held at March 31, 2005 and December 31, 2004 represented 6.0% and 6.2%, respectively, of fixed maturity securities.

Fixed Maturity and Equity Securities Portfolios: Fixed maturity securities and equity securities consist of portfolios classified as available-for-sale and trading. Mortgage-backed and private securities are included in both available-for-sale and trading portfolios.

Available-for-Sale: Securities that are classified as “available-for-sale” make up 92% of our fixed maturity and equity securities portfolio. These securities are carried at fair value on our Consolidated Balance Sheets. Changes in fair value, net of related deferred acquisition costs, amounts required to satisfy policyholder commitments and taxes, are charged or credited directly to shareholders’ equity. Changes in fair value that are other than temporary are recorded as realized losses in the Consolidated Statements of Income.

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

Mortgage-Backed Securities: Our fixed maturity securities include residential and commercial mortgage-backed securities. The mortgage-backed securities included in our investment portfolio are subject to risks associated with variable prepayments. This may result in these securities having a different actual cash flow and maturity than expected at the time of purchase. We limit the extent of our risk on mortgage-backed securities by prudently limiting exposure to the asset class, by generally avoiding the purchase of securities with a cost that significantly exceeds par, by purchasing securities backed by stable collateral, and by concentrating on securities with enhanced priority in their trust structure. Such securities with reduced risk typically have a lower yield (but higher liquidity) than higher-risk mortgage-backed securities. At selected times, higher-risk securities may be purchased if they do not compromise the safety of the general portfolio. Our investments in residential mortgage-backed securities at March 31, 2005 and December 31, 2004 totaled $3.8 billion and $3.6 billion, respectively. At March 31, 2005, our investments in commercial mortgage backed securities totaled $2.6 billion.

Mortgage Loans on Real Estate and Real Estate:

The following summarizes key information on mortgage loans:

(in millions)	March 31, 2005	December 31, 2004
Total Portfolio (net of reserves)	$3,805.7	$3,856.9
Percentage of total investment portfolio	8.7%	8.7%
Percentage of investment by property type
Commercial office buildings	39.3%	39.2%
Retail stores	20.4%	20.2%
Industrial buildings	17.4%	17.9%
Apartments	12.1%	11.6%
Hotels/motels	6.8%	7.1%
Other	4.0%	4.0%

Impaired mortgage loans	$80.2	$84.0
Impaired mortgage loans as a percentage of total mortgage loans	2.1%	2.2%
Restructured loans in good standing	$74.1	$69.5
Reserve for mortgage loans	$13.8	$15.5

In addition to the dispersion by property type, the mortgage loan portfolio is geographically diversified throughout the United States.

All mortgage loans that are impaired have an established allowance for credit loss. Changing economic conditions impact our valuation of mortgage loans. Increasing vacancies and declining rents are incorporated into the discounted cash flow analysis that we perform for monitored loans and may contribute to the establishment of (or an increase in) an allowance for credit losses. In addition, we continue to monitor the entire commercial mortgage loan portfolio to identify risk. Areas of current emphasis are the hotel mortgage loan portfolio and retail, office and industrial properties that have deteriorating credits or have experienced debt coverage reduction. Where warranted, we have established or increased loss reserves based upon this analysis. Impaired mortgage loans as a percentage of total mortgage loans was 2.1% and 2.2% as of March 31, 2005 and December 31, 2004, respectively. As of March 31, 2005 and December 31, 2004, all commercial mortgage loans were current as to principle and interest payments.

Limited Partnership Investments: As of March 31, 2005 and December 31, 2004, there were $300.1 million and $270.6 million, respectively, of limited partnership investments included in consolidated investments. These include investments in approximately 54 different partnerships that allow us to gain exposure to a broadly diversified portfolio of asset classes such as venture capital, hedge funds, and oil and gas. Limited partnership investments are accounted for using the equity method of accounting and the majority of these investments are included in other investments in the Consolidated Balance Sheets.

Net Investment Income: Net investment income decreased 2.6% in the first three months of 2005 when compared with the first three months of 2004. Excluding contingent interest and commercial mortgage loan prepayment and bond makewhole premiums, the favorable effect of asset growth from net flows was more than offset by a declining portfolio yield. The decline was due to lower interest rates on new securities purchased to replace matured securities and new securities purchased from net product deposits into the portfolio.

Fixed maturity securities, mortgage loans on real estate and real estate that were non-income producing for the three months ended March 31, 2005 were not significant. As of March 31, 2005 and December 31, 2004, the carrying value of non-income producing securities was $134.4 million and $147.4 million, respectively.

The following discussion addresses our invested assets excluding trading account securities. As discussed above, investment results attributable to the trading securities are passed directly to the reinsurers under the terms of the reinsurance arrangements. For additional information regarding our investments see the discussion in our 2004 annual report on Form 10-K under “Consolidated Investments.”

Realized Gains and Losses on Investments and Derivative Instruments: We had net pre-tax realized losses on investments and derivatives of $7.2 million and $15.9 million for the three months ended March 31, 2005 and 2004, respectively. Prior to the amortization of acquisition costs, provision for policyholder commitments and investment expenses, pre-tax realized gains, net of losses were $8.6 million and $6.5 million for the three months ended March 31, 2005 and 2004, respectively.

The gross realized gains on fixed maturity and equity securities were $26.7 million and $37.6 million for the three months ended March 31, 2005 and 2004, respectively. Gross realized losses on fixed maturity and equity securities were $20.6 million and $22.7 million for the three months ended March 31, 2005 and 2004, respectively. Included within losses for fixed maturities and equity securities are write-downs for impairments of $9.2 million and $9.4 million for the three months ended March 31, 2005 and 2004, respectively.

For additional information regarding our process for determining whether declines in fair value of securities available-for-sale are other than temporary, see the discussion in our 2004 annual report on Form 10-K under “Critical Accounting Policies – Write-Downs for Other-Than Temporary Impairments and Allowance for Losses.”

Unrealized Gains and Losses—Available-for-Sale Securities: When considering unrealized gain and loss information, it is important to realize that the information relates to the status of securities at a particular point in time, and may not be indicative of the status of our investment portfolios subsequent to the balance sheet date. Further, since the timing of the recognition of realized investment gains and losses through the selection of which securities are sold is largely at management’s discretion, it is important to consider the information provided below within the context of the overall unrealized gain or loss position of our investment portfolios. These are important considerations that should be included in any evaluation of the potential impact of unrealized loss securities on our future earnings. We had an overall net unrealized gain (after the amortization of acquisition costs, provision for policyholder commitments, investment expenses and taxes) on securities available-for-sale under Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” of $582.9 million and $822.9 million at March 31, 2005 and December 31, 2004, respectively.

At March 31, 2005 and December 31, 2004, gross unrealized gains on securities available-for-sale were $1,566.8 million and $2,035.8 million, respectively, and gross unrealized losses on securities available-for-sale were $275.6 million and $135.3 million, respectively. At March 31, 2005, gross unrealized gains and losses on fixed maturity securities available-for-sale were $1,553.6 million and $274.5 million, respectively, and gross unrealized gains and losses on equity securities available-for-sale were $13.2 million and $1.1 million, respectively. At December 31, 2004, gross unrealized gains and losses on fixed maturity securities available-for-sale were $2,020.0 million and $134.8 million, respectively, and gross unrealized gains and losses on equity securities available-for-sale were $15.8 million and $0.5 million, respectively. Changes in unrealized gains and losses can be attributed to changes in interest rates and credit spreads, which have created temporary price fluctuations.

For total publicly traded and private securities that we held at March 31, 2005 that were in unrealized loss status, the fair value, amortized cost, unrealized loss and total time period that the security has been in an unrealized loss position are presented in the table below.

(in millions)	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
≤ 90 days	$6,281.9	64.4%	$6,377.2	63.6%	$(95.3)	34.6%
> 90 days but ≤ 180 days	1,256.9	12.9%	1,287.1	12.8%	(30.2)	11.0%
> 180 days but ≤ 270 days	237.9	2.5%	246.9	2.5%	(9.0)	3.2%
> 270 days but ≤ 1 year	881.0	9.0%	930.8	9.3%	(49.8)	18.1%
> 1 year	1,091.6	11.2%	1,182.9	11.8%	(91.3)	33.1%

Total	$9,749.3	100.0%	$10,024.9	100.0%	$(275.6)	100.0%

The composition by industry categories of all securities in unrealized loss status, which we held at March 31, 2005 is presented in the table below.

(in millions)	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
Banking	$940.2	9.6%	$965.8	9.6%	$(25.6)	9.3%
Automotive	206.4	2.1%	231.6	2.3%	(25.2)	9.1%
Electric Power	665.2	6.8%	683.4	6.8%	(18.2)	6.6%
Collateralized mortgage obligations (“CMO”)	1,140.1	11.7%	1,157.2	11.5%	(17.1)	6.2%
Commercial mortgage-backed securities (“CMBS”)	731.8	7.5%	745.7	7.4%	(13.9)	5.0%
Airlines	114.5	1.2%	126.8	1.3%	(12.3)	4.5%
Retailers	153.8	1.6%	166.1	1.7%	(12.3)	4.5%
Asset-backed securities (“ABS”)	477.3	4.9%	488.9	4.9%	(11.6)	4.2%
Entertainment	263.2	2.7%	274.2	2.7%	(11.0)	4.0%
Media—Non-cable	143.2	1.5%	153.6	1.5%	(10.4)	3.8%
Sovereigns	398.5	4.1%	408.8	4.1%	(10.3)	3.7%
Chemicals	128.8	1.3%	136.2	1.4%	(7.4)	2.7%
Wirelines	231.0	2.4%	238.1	2.4%	(7.1)	2.6%
Food and Beverage	223.9	2.3%	230.0	2.3%	(6.1)	2.2%
Technology	130.4	1.3%	135.4	1.4%	(5.0)	1.8%
Consumer Products	115.6	1.2%	119.9	1.2%	(4.3)	1.6%
Media—Cable	19.1	0.2%	22.8	0.2%	(3.7)	1.3%
30YR Mortgage	430.6	4.4%	434.3	4.3%	(3.7)	1.3%
Government	130.4	1.3%	134.1	1.3%	(3.7)	1.3%
Distributors	120.9	1.2%	124.2	1.2%	(3.3)	1.2%
Property & Casualty insurers (“P&C”)	236.3	2.4%	239.6	2.4%	(3.3)	1.2%
Non-Captive Diversified	172.4	1.8%	175.7	1.8%	(3.3)	1.2%
Pipelines	116.5	1.2%	119.7	1.2%	(3.2)	1.2%
Federal Home Loan MTG Corp	181.9	1.9%	184.9	1.8%	(3.0)	1.1%
Diversified Manufacturing	48.6	0.5%	51.5	0.5%	(2.9)	1.1%
Paper	116.0	1.2%	118.7	1.2%	(2.7)	1.0%
Municipal	112.6	1.2%	115.3	1.2%	(2.7)	1.0%
Brokerage	107.0	1.1%	109.7	1.1%	(2.7)	1.0%
Foreign Local Governments	90.6	0.9%	93.2	0.9%	(2.6)	0.9%
Federal National MTG Assn.	165.5	1.7%	167.9	1.7%	(2.4)	0.9%
Financial Other	122.2	1.3%	124.4	1.2%	(2.2)	0.8%
Metals and Mining	141.8	1.5%	144.0	1.4%	(2.2)	0.8%
Transportation Services	49.6	0.5%	51.6	0.5%	(2.0)	0.7%
Non-Captive Consumer	107.6	1.1%	109.5	1.1%	(1.9)	0.7%
Industrial—Other	58.1	0.6%	60.0	0.6%	(1.9)	0.7%
Captive	18.1	0.2%	19.9	0.2%	(1.8)	0.7%
Real estate investment trusts (“REITS”)	72.3	0.7%	74.1	0.7%	(1.8)	0.7%
Home Construction	47.0	0.5%	48.5	0.5%	(1.5)	0.5%
Consumer Services	34.9	0.4%	36.3	0.4%	(1.4)	0.5%
Transportation	23.8	0.2%	25.2	0.3%	(1.4)	0.5%
Mortgage	77.8	0.8%	79.1	0.8%	(1.3)	0.5%
15YR Mortgage	62.6	0.6%	63.8	0.6%	(1.2)	0.4%
Oil Field Services	68.2	0.7%	69.2	0.7%	(1.0)	0.4%
Industries with U/R Losses < $1MM	753.0	7.7%	766.0	7.7%	(13.0)	4.6%

Total	$9,749.3	100.0%	$10,024.9	100.0%	$(275.6)	100.0%

Unrealized losses on available-for-sale securities subject to enhanced analysis were $12.7 million at March 31, 2005, compared with $16.4 million at December 31, 2004.

Unrealized Loss on All Below-Investment-Grade Available-for-Sale Fixed Maturity Securities: Gross unrealized losses on all available-for-sale below-investment-grade securities were $63.0 million at March 31, 2005, representing 22.9% of total gross unrealized losses on all available-for-sale securities. Generally, below-investment-grade fixed maturity securities are more likely than investment-grade securities to develop credit concerns. The remaining $212.6 million or 77.1% of the gross unrealized losses relate to investment grade available-for-sale securities. The ratios of fair value to amortized cost reflected in the table below are not necessarily indicative of the fair value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of these ratios subsequent to March 31, 2005.

For fixed maturity securities that we held at March 31, 2005 that are below-investment-grade and in an unrealized loss position, the fair value, amortized cost, unrealized loss and the ratios of market value to amortized cost are presented in the table below.

Aging Category (in millions)	Ratio of Amortized Cost to Fair Value	Fair Value	Amortized Cost	Unrealized Loss
<=90 days	70% to 100%	$479.0	$491.9	$(12.9)
>90 days but <=180 days	70% to 100%	30.6	31.7	(1.1)
>180 days but <=270 days	70% to 100%	22.0	24.9	(2.9)
>270 days but <=1 year	70% to 100%	91.6	103.0	(11.4)

<=1 year Total		623.2	651.5	(28.3)

>1 year	70% to 100%	186.4	212.7	(26.3)
	40% to 70%	15.4	23.8	(8.4)

>1 year Total		201.8	236.5	(34.7)

Total Below-Investment-Grade		$825.0	$888.0	$(63.0)

At March 31, 2005 and December 31, 2004, less than 5.9% and 5.8%, respectively, of the publicly traded and private securities held that were subject to enhanced analysis and monitoring for potential changes in unrealized loss status were rated as investment grade. At March 31, 2005, the range of maturity dates for these securities varies, with about 36.1% of these securities maturing between 5 and 10 years, about 18.0% maturing in greater than 10 years and the remaining securities maturing in less than 5 years. At December 31, 2004, the range of maturity dates for these securities varies, with about 19.4% maturing between 5 and 10 years, 43.3% maturing after 10 years and the remaining securities maturing in less than 5 years.

Unrealized Loss on Fixed Maturity Securities Available-for-Sale in Excess of $10 million: At March 31, 2005 we had fixed maturity available-for-sale securities with gross unrealized losses greater than $10 million. At March 31, 2005, there were no non-investment grade available-for-sale fixed maturity securities with unrealized losses in excess of $10 million. The securities with a gross unrealized loss of greater than $10 million were related to a large U.S. automobile manufacturer. The securities had been in an unrealized loss position for more than 270 days, but less than one year and had a fair value of $24.9 million, amortized cost of $35.2 million and an unrealized loss of $10.3 million. At March 31, 2005, our total available-for-sale holdings in this company were fair value of $47.8 million and amortized cost of $57.8 million. In addition, at March 31, 2005, we held fixed maturity available-for-sale securities of another large U.S. automobile manufacturer with fair value of $63.7 million and amortized cost of $63.9 million. Our total gross unrealized loss on available-for-sale securities for these two companies was $12.9 million.

The information presented above is subject to rapidly changing conditions. As such, we expect that the level of securities with overall unrealized losses will fluctuate, as will the level of unrealized loss securities that are subject to enhanced analysis and monitoring.

REINSURANCE

Our insurance companies cede insurance to other companies. The portion of risks exceeding each company’s retention limit is reinsured with other insurers. We seek reinsurance coverage within the businesses that sell life insurance to limit our exposure to mortality losses and enhance our capital management. Prior to 2003, our retention policy was to retain no more than $10 million on a single insured life. Beginning in 2003, the retention policy was changed to limit retention on new sales to $5 million on a single insured life issued on fixed and variable universal life insurance contracts. Additionally, the retention per single insured life for term life insurance and for COLI is $1 million and $2 million, respectively. Portions of our deferred annuity business have been reinsured on a Modco basis with other companies to limit our exposure to interest rate risks. At March 31, 2005, the reserves associated with these reinsurance arrangements totaled $2.3 billion. To cover products other than life insurance, we acquire other insurance coverages with retentions and limits that management believes are appropriate for the circumstances. The accompanying financial statements reflect premiums, benefits and deferred acquisition costs, net of insurance ceded. See “Part I—Item 1—Risk Factors” and “Forward-looking Statements—Cautionary Language” and Note 5 to the Consolidated Financial Statements in our 2004 annual report on Form 10-K for further information. Our insurance companies remain liable if their reinsurers are unable to meet contractual obligations under applicable reinsurance agreements.

Our Consolidated Balance Sheets include an asset for amounts recoverable from reinsurers, which represents receivables from and reserves ceded to reinsurers. At March 31, 2005 and December 31, 2004, the amounts recoverable from reinsurers were $7.3 billion and $7.1 billion, respectively. We obtain reinsurance from a diverse group of reinsurers and we monitor concentration, as well as financial strength ratings of our principal reinsurers. Our principal reinsurers are strongly rated companies, with Swiss Re representing the largest exposure. We sold our reinsurance segment to Swiss Re primarily through an indemnity reinsurance arrangement in 2001. Because we are not relieved of our liability to the ceding companies for this business, the liabilities and obligations associated with the reinsured contracts remain on our Consolidated Balance Sheets with a corresponding reinsurance receivable from the business sold to Swiss Re, which totaled $4.5 billion and $4.4 billion at March 31, 2005 and December 31, 2004, respectively. During 2004, Swiss Re funded a trust for $2.0 billion to support this business. In addition to various remedies that we would have in the event of a default by Swiss Re, we continue to hold assets in support of certain of the transferred reserves. These assets primarily consist of those reported as trading securities and certain mortgage loans. Our funds withheld and embedded derivative liabilities included $1.9 billion and $0.3 billion, respectively, at March 31, 2005 and December 31, 2004, related to the business reinsured by Swiss Re.

REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Liquidity and Capital Resources

Liquidity refers to the ability of an enterprise to generate adequate amounts of cash from its normal operations to meet cash requirements with a prudent margin of safety. Our principal sources of cash flow from operating activities are insurance and investment advisory fees and investment income, while investing cash flows originate from maturities and sales of invested assets. We use cash to pay policy claims and benefits, operating expenses, commissions, taxes, to purchase new investments, to pay dividends to our shareholders and to repurchase our stock. The Consolidated Statements of Cash Flows in the unaudited Consolidated Financial Statements indicate that operating activities provided cash of $191.2 million during the first three months of 2005. This statement also classifies the other sources and uses of cash by investing activities and financing activities and discloses the amount of cash available at the end of the year to meet our obligations.

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

	Three Months Ended March 31,		Year Ended December 31, 2004
(in millions)	2005	2004
Dividends from Subsidiaries
LNL	$100.0	$50.0	$150.0
Delaware Investments	10.5	—	59.0
Lincoln UK	—	—	28.9
Other	—	—	1.0
Subsidiary Loan Repayments & Interest
LNL Interest on Surplus Notes (1)	19.5	19.5	78.0
Lincoln UK	—	19.3	39.3

	$130.0	$88.8	$356.2

Other Cash Flow and Liquidity Items
Dividend of proceeds from sale of DIAL	$—	$—	$141.5
Variable annuity contract withdrawal	—	—	65.4
Return of seed capital	—	9.6	33.4
Net capital received from stock option exercises	25.5	36.3	77.5

	$25.5	$45.9	$317.8

(1)	Represents interest on the holding company’s $1.25 billion in surplus note investments in LNL.

Subsidiaries

It is important to note that, regardless of the particular state regulations, we take into account the overall health of the business, capital quality, and business and environmental risk in determining statutory dividend strategy.

2005 LNL Dividend Capacity: Provided that earned surplus is positive (after giving effect for the dividend request), the cumulative total of all dividends paid in the past 12 months cannot exceed the greater of 10% of the insurer’s policyholders’ surplus, as shown on its last annual statement on file with the Indiana Insurance Commissioner (“Commissioner”) surplus (LNL’s policyholder surplus was approximately $3.0 billion at December 31, 2004) or the insurer’s statutory net gain for the previous calendar year (2004 statutory net gain was $181.3 million for LNL). LNL had positive earned surplus of $230.0 million at December 31, 2004. Based upon anticipated on-going positive statutory net gain and stable credit markets, LNL expects to be able to pay up to $293 million in dividends to LNC in 2005 without prior approval from the Commissioner. This represents 10% of LNL’s policyholder surplus at December 31, 2004. LNL continues to qualify for the “ordinary dividend” process with the Indiana Department of Insurance requiring only notification of dividend payments and not requiring formal approval for the dividend.

2005 LNL Dividends: Statutory earned surplus was positive at December 31, 2004, and LNL paid a $100 million dividend in the first quarter of 2005, which did not require prior approval.

2004 LNL Dividends: Statutory earned surplus was positive at December 31, 2003, and LNL’s 2004 dividends of $150 million did not require prior approval.

Under prior Federal income tax law, one-half of the excess of a life insurance company’s income from operations over its taxable investment income was not taxed, but was set aside in a special tax account designated as “Policyholders’ Surplus.” At December 31, 2004, LNC had approximately $200.7 million of untaxed “Policyholders’ Surplus” on which no payment of Federal income taxes will be required unless it is distributed as a dividend, or under other specified conditions. On October 23, 2004, President Bush signed into law the “American Jobs Creation Act of 2004.” Beginning January 1, 2005 through December 31, 2006, the additional tax imposed on distributions from the special tax account, “Policyholders’ Surplus,” is suspended. In addition, the statute provides that distributions made during the two-year suspension period will first reduce the “Policyholders’ Surplus” account balance. Based on dividend activity in the first quarter of 2005, the untaxed “Policyholders’ Surplus” account was reduced to $95.9 million at March 31, 2005, and no income taxes were required. We believe that our dividend activity will be sufficient to eliminate the account balance during the suspension period.

Lincoln UK’s operations consist primarily of unit-linked life and pension products, which are similar to U.S. produced variable life and annuity products. Lincoln UK’s insurance subsidiaries are regulated by the U.K. Financial Services Authority (“FSA”) and are subject to capital requirements as defined by the U.K. Required Minimum Solvency Margin. Lincoln UK targets maintaining approximately 1.5 to 2.0 times the required capital as prescribed by the regulatory margin. Effective January 1, 2005, all insurance companies operating in the U.K have to complete a risk-based capital assessment to demonstrate to the FSA that they hold sufficient capital to cover their risks. Risk-based capital requirements in the U.K. are different than the NAIC risk-based capital (“RBC”). In addition, the FSA has imposed certain minimum capital requirements for the combined U.K. subsidiaries that will restrict Lincoln UK’s ability to pay dividends in 2005. As a result, we expect distributions from Lincoln UK in 2005 will be in the range of $40 million to $50 million. As is the case with regulated insurance companies in the U.S., future changes to regulatory capital requirements could impact the dividend capacity of our U.K. insurance subsidiaries and cash flow to the holding company.

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

At March 31, 2005, we maintained two revolving credit agreements with a group of domestic and foreign banks totaling $519 million: a $500 million five-year revolving credit facility maturing in December 2009, which was amended December 2004, and a U.K. facility, which was renewed in February 2005 for $19 million maturing in February 2006. At March 31, 2005, we did not have any amounts outstanding under any of the bank lines.

Effective December 2004, we amended our existing letter of credit facility. Under the letter of credit facility, we (or our subsidiaries) may issue up to $900 million in standby letters of credit (“LOC”). The term of the LOC facility is five years. At March 31, 2005, there were approximately $552 million in outstanding LOCs. These LOCs support intercompany reinsurance transactions and specific treaties associated with our reinsurance segment, which was acquired by Swiss Re in 2001. LOCs are used to satisfy the U.S. state regulatory requirements of domestic insurance companies who have contracted with our non-U.S. domiciled insurance subsidiaries.

Under the credit agreements, we must maintain a minimum consolidated net worth level and if LNC’s senior, unsecured long-term debt rating is not at least A- from Standard and Poor’s or A3 from Moody’s then it also must maintain a defined maximum debt to total capitalization ratio. In addition, the agreements contain covenants restricting our ability to incur liens, merge or consolidate with another entity where we are not the surviving entity and dispose of all or substantially all of our assets. At March 31, 2005, we were in compliance with all such covenants.

If current debt ratings and claims paying ratings were downgraded in the future, certain covenants of various contractual obligations may be triggered which could negatively impact overall liquidity. In addition, contractual selling agreements with intermediaries could be negatively impacted which could have an adverse impact on overall sales of annuities, life insurance and investment products. At March 31, 2005, we maintained adequate current financial strength and senior debt ratings and do not anticipate any ratings-based impact to future liquidity.

LNL is employing strategies to lessen the burden of increased AXXX and XXX statutory reserves associated with our UL lapse protection rider (“LPR”) product and other products subject to these statutory reserving requirements. GAAP reserves are not subject to AXXX and XXX statutory reserving requirements. Strategies include both reinsurance and capital markets solutions that provide for risk transfer and associated reserve and surplus relief. Currently, the majority of LPR business is reinsured with a wholly owned non-U.S. domiciled subsidiary of LNC. At March 31, 2005, there were approximately $252.4 million in outstanding LOCs under the LOC facility supporting the reinsurance obligations of our non-U.S. domiciled subsidiary to LNL on this LPR business. Recognizing that LOCs are generally one to five years in duration, it is likely LNL will apply a mix of LOCs, reinsurance, and capital market strategies in addressing long-term AXXX and XXX needs. LOCs and related capital market alternatives lower the RBC impact of the LPR product. An inability to obtain the necessary LOC capacity or other capital market alternatives could impact our returns on the LPR product.

Alternative Sources of Liquidity

In order to maximize the use of available cash, the holding company maintains an intercompany cash management account where subsidiaries can borrow from the holding company to meet their short-term needs and can invest their short-term funds with the holding company. Depending on the overall cash availability or need, the holding company invests excess cash in short-term investments or borrows funds in the financial markets. LNL, by virtue of its general account fixed income investment holdings, can access liquidity through securities lending programs and repurchase agreements. At March 31, 2005, LNL had $1.0 billion carrying value of securities out on loan under the securities lending program.

Uses of Capital

Return of Capital to Shareholders

One of the holding company’s principal uses of cash is to provide a return to our shareholders. Through dividends and stock repurchases, we have an established record of providing significant cash returns to our shareholders. We have increased our dividend in each of the last 20 years. In determining our dividend payout, we balance the desire to increase the dividend against capital needs, rating agency considerations and requirements for financial flexibility. The following table summarizes this activity for 2005 and 2004.

	Three Months Ended March 31,		Year Ended December 31, 2004
(in millions)	2005	2004
Dividends to shareholders	$63.8	$62.5	$250.1
Repurchase of common stock	34.6	64.8	350.2

Total Cash Returned to Shareholders	$98.4	$127.3	$600.3

Number of shares repurchased	0.755	1.369	7.612
Average Price Per Share	$45.84	$47.26	$46.01

The remaining amount of share repurchases authorized by the Board was $290.5 million at March 31, 2005. We expect to continue our share repurchases in 2005 with the amount and timing dependent on trends in key capital ratios, rating agency expectations, the generation of free cash flow, and the relative attractiveness of alternative uses for the capital.

Our 7.25% senior notes for $193 million are due May 15, 2005. We expect to fund the maturity of this note from cash flow from current operations and by utilizing our existing commercial paper program. Our commercial paper is issued in reliance on the exemption from registration provided under Section 4(2) of the Securities Act of 1933. As discussed above, we have the flexibility in the future to issue a new long-term security under our shelf registration to retire the commercial paper outstanding, or reduce the commercial paper outstanding from other available liquidity resources.

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

	Three Months Ended March 31,		Year Ended December 31, 2004
(in millions)	2005	2004
Debt Service (Interest Paid)	$19.3	$13.0	$93.0
Capital Contribution to LNL	—	—	100.0
Capital Contribution to Delaware Investments	10.0	—	—
Common Dividends	63.8	62.3	250.1
Common Stock Repurchase	29.0	56.8	350.2

Total	$122.1	$132.1	$793.3

At the end of 2004, we made a $100 million capital contribution to LNL as presented in the table above. This contribution was made as we were in a strong capital position at year-end 2004 and our preference is to hold capital at LNL.

Contingencies and Off-Balance Sheet Arrangements

We have guarantees with off-balance sheet risks whose contractual amounts represent credit exposure. Outstanding guarantees with off-balance sheet risks had contractual values of $4.4 million and $4.6 million at March 31, 2005 and December 31, 2004.

Certain subsidiaries of LNC had invested in real estate partnerships that used industrial revenue bonds to finance their projects. These guarantees expired in the fourth quarter of 2004 and no losses were incurred.

In addition, some of our subsidiaries have sold commercial mortgage loans through grantor trusts, which issued pass-through certificates. These subsidiaries have agreed to repurchase any mortgage loans which remain delinquent for 90 days at a repurchase price substantially equal to the outstanding principal balance plus accrued interest thereon to the date of repurchase. In case of default on the mortgage loans, we have recourse to the underlying real estate. It is management’s opinion that the value of the properties underlying these commitments is sufficient that in the event of default, the impact would not be material to us. These guarantees expire in 2009.

Shareholders’ Equity

Total shareholders’ equity decreased $132.7 million during the three-month period ended March 31, 2005. The table below provides a reconciliation of shareholders’ equity from December 31, 2004 to March 31, 2005 (in millions).

Balance at December 31, 2004	$6,175.6
Changes to Accumulated Other Comprehensive Income
Unrealized losses on securities available-for-sale and derivative instruments	(246.3)
Foreign Currency Translation Adjustment	(7.8)
Minimum Pension Liability Adjustments	0.5

Total Changes to Accumulated Other Comprehensive Income	(253.6)

Net Income	178.9
Issuance of Common Stock Related to Stock Compensation and Benefit Plans	38.4
Deferred Compensation Payable in Stock	2.0
Dividends Declared to Shareholders	(63.8)
Repurchase of Common Stock	(34.6)

Total Changes to Shareholders’ Equity	(132.7)

Balance at March 31, 2005	$6,042.9

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

Accounting Pronouncements

For a discussion of accounting pronouncements that have been implemented during the periods presented or that have been issued and are to be implemented in the future, see Note 2 to the Consolidated Financial Statements.

Restructuring Activities

See Note 10 to the Consolidated Financial Statements for the detail of our restructuring activities

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We provided a discussion of our market risk in Item 7A of our 2004 annual report on Form 10-K for the year ended December 31, 2004. During the first three months of 2005, there was no substantive change in our market risk except for the items noted below:

Interest Rate Risk—Falling Rates. As discussed in the Quantitative and Qualitative Disclosures About Market Risk section of our 2004 annual report on Form 10-K, spreads on our fixed annuity and interest-sensitive whole life, universal life and fixed portion of variable universal life insurance policies, are at risk if interest rates decline and remain low for a period of time. The following table provides detail on the difference between interest crediting rates and minimum guaranteed rates as of March 31, 2005. For example, at March 31, 2005, there are $269 million of combined Retirement and Life Insurance account values where the excess of the crediting rate over contract minimums is between 1.01% and 1.50%. The analysis presented below ignores any non-guaranteed elements within the life insurance products such as cost of insurance or expense loads, which for many products may be redetermined in the event that interest margins deteriorate below the level that would cause the credited rate to equal the minimum guaranteed rate.

Excess of Crediting Rates over Contract Minimums As of March 31, 2005	Retirement Segment Account Values	Life Segment Account Values	Total Account Values	Percent of Total Account Values
	(in millions)
CD and On-Benefit type annuities	$5,899	$—	$5,899	17.69%
Discretionary rate setting products*
No difference	12,771	4,250	17,021	51.05%
up to .1%	100	1,302	1,402	4.21%
.11% to .20%	117	59	176	0.53%
.21% to .30%	187	198	385	1.15%
.31% to .40%	204	2,845	3,049	9.15%
.41% to .50%	827	2,244	3,071	9.21%
.51% to .60%	746	233	979	2.94%
.61% to .70%	53	21	74	0.22%
.71% to .80%	60	281	341	1.02%
.81% to .90%	9	256	265	0.79%
.91% to 1.0%	155	55	210	0.63%
1.01% to 1.50%	57	212	269	0.81%
1.51% to 2.00%	31	9	40	0.12%
2.01% to 2.50%	96	—	96	0.29%
2.51% to 3.00%	25	—	25	0.08%
3.01% and above	38	—	38	0.11%

Total Discretionary rate setting products	15,476	11,965	27,441	82.31%

Grand Total—Account Values	$21,375	$11,965	$33,340	100.00%

*	For purposes of this table, contracts currently within new money rate bands are grouped according to the corresponding portfolio rate band in which they will fall upon their first anniversary.

We expect interest spreads to decrease by 4 to 5 basis points for the Retirement segment and 1 to 2 basis points for the Life Insurance segment during the remainder of 2005 relative to the first quarter of 2005. Refer to Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations by Segment for the effects of interest rate environments.

Derivatives. As indicated in Note 8 of our 2004 annual report on Form 10-K for the year ended December 31, 2004, we have entered into derivative transactions to reduce our exposure to rapid rises in interest rates, the risk of changes in liabilities indexed to equity markets, credit risk, foreign exchange risk and to increase our exposure to certain investments in exchange for a premium. In addition, we are subject to risks associated with changes in the value of our derivatives; however, such changes in value are generally offset by changes in the value of the items being hedged by such contracts. Modifications to our derivative strategy are initiated periodically upon review of our overall risk assessment. During the first three months of 2005, the more significant changes in our derivative positions are as follows:

1.	Entered into $0.5 billion notional of interest rate cap agreements that are used to hedge our annuity business against the negative impact of a significant and sustained rise in interest rates. A total of $4.5 billion notional is outstanding.

2.	Entered into $12.0 million notional of interest rate swap agreements hedging floating rate bond coupon payments resulting in a total of $457.5 million notional outstanding. These interest rate swap agreements convert floating rate bond coupon payments into a fixed rate of return.

3.	Entered into 0.2 million call options on an equal number of shares of LNC stock, resulting in a total of 1.3 million call options on an equal number of shares of LNC stock. A total of 0.2 million call options were terminated, resulting in a gain of $1.4 million. These call options are hedging the increase in liabilities arising from stock appreciation rights granted on LNC stock. Additional stock appreciation rights were granted to LNC agents during the first quarter of 2005.

4.	Entered into financial future contracts in the amount of $725.8 million notional. These futures are hedging a portion of the liability exposure on certain guarantees in variable annuity products. A total of $728.2 million notional expired or was closed resulting in a total remaining $352.2 million notional. No gain or loss was recognized as a result of the expirations or terminations.

5.	Entered into $10.0 million notional of credit default swap agreements resulting in a total of $15.0 million notional. We offer credit protection to investors through selling credit default swaps. These swap agreements allow the credit exposure of a particular obligor to be passed onto us in exchange for a quarterly premium.

6.	Decreased our use of credit default swaps hedging against a drop in bond prices from $8.0 million notional to no remaining notional. The decrease in notional is a result of terminations and resulted in a loss of $0.1 million. We used credit default swaps to hedge against a drop in bond prices due to credit concerns of certain bond issuers.

7.	Entered into $250.0 million notional of put option agreements resulting in a total of $650.0 million notional. These put options are hedging a portion of the liability exposure on certain options in variable annuity products. We will receive a payment from the counterparty if the strike rate in the agreement is higher than the specified index rate at maturity.

We are exposed to credit loss in the event of non-performance by counterparties on various derivative contracts. However, we do not anticipate non-performance by any of the counterparties. The credit risk associated with such agreements is minimized by purchasing such agreements from financial institutions with long-standing superior performance records.

Item 4. Controls and Procedures

(a) Conclusions Regarding Disclosure Controls and Procedures

We maintain disclosure controls and procedures, which are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of March 31, 2005, we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us and our consolidated subsidiaries required to be disclosed in our periodic reports under the Exchange Act.

(b) Changes in Internal Control Over Financial Reporting

During our last fiscal quarter, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following tables summarizes purchases of equity securities by the issuer during the quarter ended March 31, 2005:

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (3)
1/1/05 – 1/31/05	3,247	$24.72	—	$325.1
2/1/05 – 2/28/05	23,043	29.06	—	325.1
3/1/05 – 3/31/05	767,401	45.84	755,000	290.5

(1)	Total number of shares include those purchased as part of publicly announced plans or programs as well as shares received for the purchase price on the exercise of stock options and shares withheld for taxes on the vesting of restricted stock.
(2)	In August 2002, the Board of Directors of LNC approved a share repurchase authorization of $600 million. The amount and timing of share repurchase depends on key capital ratios, rating agency expectations, the generation of free cash flow and an evaluation of the costs and benefits associated with alternative uses of capital.
(3)	As of the last day of the applicable month.

Item 6. Exhibits

The following Exhibits of the Registrant are included in this report.

Note: The number preceding the exhibit corresponds to the specific exhibit number within Item 601 of Regulation S-K.

10(a)	Description of Amendment to the Lincoln National Corporation Executive Deferred Compensation Plan for Employees, as Amended and Restated August 1, 2002.

10(b)	Description of Amendment of Salary Continuation Plan for Executives of LNC and Affiliates, as Amended and Restated August 1, 2000.

10(c)	Description of Amendment to LNC Executives’ Excess Compensation Pension Benefit Plan.

10(d)	Description of Amendment to LNC Employees’ Supplemental Pension Benefit Plan.

12	Ratio of Earnings to Fixed Charges.

31(a)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LINCOLN NATIONAL CORPORATION

	By:	/S/ FREDERICK J. CRAWFORD
Frederick J. Crawford Senior Vice President and Chief Financial Officer

	By:	/S/ DOUGLAS N. MILLER
Douglas N. Miller Vice President, Controller and Chief Accounting Officer

Date: May 9, 2005

LINCOLN NATIONAL CORPORATION

Exhibit Index for the Report on Form 10-Q

For the Quarter Ended March 31, 2005

Exhibit Number	Description
10(a)	Description of Amendment to the Lincoln National Corporation Executive Deferred Compensation Plan for Employees, as Amended and Restated August 1, 2002.

10(b)	Description of Amendment of Salary Continuation Plan for Executives of LNC and Affiliates, as Amended and Restated August 1, 2000.

10(c)	Description of Amendment to LNC Executives’ Excess Compensation Pension Benefit Plan.

10(d)	Description of Amendment to LNC Employees’ Supplemental Pension Benefit Plan.

12	Ratio of Earnings to Fixed Charges.

31(a)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

E-1