Form 10-Q
period 2005-06-30
LINCOLN NATIONAL CORP
filed 2005-08-04
CIK 59558

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of July 29, 2005, 172,488,893 shares of common stock of the registrant were outstanding.

Item 1. Financial Statements

LINCOLN NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30, 2005	December 31, 2004
	(Unaudited)
	(000s omitted)
ASSETS
Investments:
Securities available-for-sale, at fair value:
Fixed maturity (cost: 2005—$33,036,420; 2004—$32,815,424)	$34,975,085	$34,700,604
Equity (cost: 2005—$141,654; 2004—$145,809)	154,515	161,127
Trading securities	3,345,060	3,237,377
Mortgage loans on real estate	3,750,607	3,856,908
Real estate	209,788	191,364
Policy loans	1,866,938	1,870,593
Derivative investments	156,552	102,456
Other investments	404,786	386,830

Total Investments	44,863,331	44,507,259
Cash and invested cash	1,658,851	1,661,686
Property and equipment	187,919	207,118
Deferred acquisition costs	3,554,542	3,444,965
Premiums and fees receivable	222,763	232,942
Accrued investment income	537,519	525,137
Assets held in separate accounts	57,239,953	55,204,595
Amounts recoverable from reinsurers	7,241,619	7,067,549
Goodwill	1,194,809	1,195,861
Other intangible assets	1,059,534	1,116,120
Other assets	1,192,601	1,056,033

Total Assets	$118,953,441	$116,219,265

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Insurance and Investment Contract Liabilities:
Insurance policy and claim reserves	$24,671,767	$24,328,125
Contractholder funds	22,939,749	23,074,398
Liabilities related to separate accounts	57,239,953	55,204,595

Total Insurance and Investment Contract Liabilities	104,851,469	102,607,118
Short-term debt	222,530	214,415
Long-term debt	1,000,615	1,048,636
Junior subordinated debentures issued to affiliated trusts	338,672	339,800
Reinsurance related derivative liability	420,295	375,342
Funds withheld reinsurance liabilities	1,964,581	1,895,092
Federal income taxes payable	160,813	77,624
Other liabilities	2,756,510	2,572,669
Deferred gain on indemnity reinsurance	874,467	912,980

Total Liabilities	112,589,952	110,043,676

Shareholders’ Equity:
Series A preferred stock—10,000,000 shares authorized (2005 liquidation value—$1,300)	548	566
Common stock—800,000,000 shares authorized	1,690,196	1,654,785
Retained earnings	3,757,617	3,589,533
Accumulated Other Comprehensive Income:
Net unrealized gain on securities available-for-sale	851,236	822,851
Net unrealized gain on derivative instruments	11,863	14,032
Foreign currency translation adjustment	109,354	154,301
Minimum pension liability adjustment	(57,325)	(60,479)

Total Accumulated Other Comprehensive Income	915,128	930,705

Total Shareholders’ Equity	6,363,489	6,175,589

Total Liabilities and Shareholders’ Equity	$118,953,441	$116,219,265

See accompanying Notes to the Consolidated Financial Statements.

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Unaudited) (000s omitted)		(Unaudited) (000s omitted)
Revenue:
Insurance premiums	$72,585	$74,025	$142,953	$149,588
Insurance fees	426,752	390,220	845,783	773,893
Investment advisory fees	66,932	66,435	126,305	129,157
Net investment income	703,553	683,105	1,363,364	1,360,647
Realized gain (loss) on investments	(9,120)	13,728	2,263	(6,374)
Amortization of deferred gain on indemnity reinsurance	19,257	18,256	38,513	36,463
Other revenue and fees	93,217	112,950	167,235	174,376

Total Revenue	1,373,176	1,358,719	2,686,416	2,617,750

Benefits and Expenses:
Benefits	593,262	583,294	1,165,908	1,166,620
Underwriting, acquisition, insurance and other expenses	519,825	491,188	1,000,184	935,453
Interest and debt expense	22,089	24,662	44,521	47,473

Total Benefits and Expenses	1,135,176	1,099,144	2,210,613	2,149,546

Income before Federal Income Taxes and Cumulative Effect of Accounting Changes	238,000	259,575	475,803	468,204
Federal income taxes	40,138	72,572	99,005	126,242

Income before Cumulative Effect of Accounting Changes	197,862	187,003	376,798	341,962
Cumulative Effect of Accounting Changes (net of Federal Income Taxes)	—	—	—	(24,502)

Net Income	$197,862	$187,003	$376,798	$317,460

Earnings Per Common Share-Basic
Income before Cumulative Effect of Accounting Changes	$1.15	$1.05	$2.18	$1.92
Cumulative Effect of Accounting Changes (net of Federal Income Taxes)	—	—	—	(0.13)

Net Income	$1.15	$1.05	$2.18	$1.79

Earnings Per Common Share-Diluted:
Income before Cumulative Effect of Accounting Changes	$1.13	$1.04	$2.14	$1.89
Cumulative Effect of Accounting Changes (net of Federal Income Taxes)	—	—	—	(0.14)

Net Income	$1.13	$1.04	$2.14	$1.75

See accompanying Notes to the Consolidated Financial Statements.

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Six Months Ended June 30,
	Number of Shares		Amounts
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
	(000s omitted, except for share amounts)
Series A Preferred Stock:
Balance at beginning-of-year	16,912	17,746	$566	$593
Conversion into common stock	(656)	(69)	(18)	(2)

Balance at June 30	16,256	17,677	548	591

Common Stock:
Balance at beginning-of-year	173,557,730	178,212,455	1,654,785	1,528,701
Conversion of series A preferred stock	10,496	1,104	18	2
Stock compensation/issued for benefit plans	1,067,931	2,290,141	55,371	101,574
Deferred compensation payable in stock	51,079	—	2,247	—
Retirement of common stock	(2,331,000)	(4,595,745)	(22,225)	(40,560)

Balance at June 30	172,356,236	175,907,955	1,690,196	1,589,717

Retained Earnings:
Balance at beginning-of-year			3,589,533	3,413,302
Comprehensive income (loss)			361,221	(56,314)
Less other comprehensive income (loss) (net of federal income tax):
Net unrealized gain (loss) on securities available-for-sale, net of reclassification adjustment			28,385	(381,069)
Net unrealized gain (loss) on derivative instruments			(2,169)	(3,596)
Foreign currency translation adjustment			(44,947)	11,751
Minimum pension liability adjustment			3,154	(860)

Net Income			376,798	317,460
Retirement of common stock			(81,367)	(172,504)
Dividends declared:
Series A preferred ($1.50 per share)			(24)	(27)
Common (2005-$0.73; 2004-$0.70)			(127,323)	(124,909)

Balance at June 30			$3,757,617	$3,433,322

See accompanying Notes to the Consolidated Financial Statements.

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Continued)

	Six Months Ended June 30,
	2005	2004
	(Unaudited)
	(000s omitted, except for share amounts)
Net Unrealized Gain on Securities Available-for-Sale:
Balance at beginning-of-year	$822,851	$793,054
Change during the period	28,385	(381,069)

Balance at June 30	851,236	411,985

Net Unrealized Gain on Derivative Instruments:
Balance at beginning-of-year	14,032	22,094
Change during the period	(2,169)	(3,596)

Balance at June 30	11,863	18,498

Foreign Currency Translation Adjustment:
Accumulated adjustment at beginning-of-year	154,301	108,993
Change during the period	(44,947)	11,751

Balance at June 30	109,354	120,744

Minimum Pension Liability Adjustment:
Balance at beginning-of-year	(60,479)	(55,112)
Change during the period	3,154	(860)

Balance at June 30	(57,325)	(55,972)

Total Shareholders’ Equity at June 30	$6,363,489	$5,518,885

Common Stock at End of Quarter:
Assuming conversion of preferred stock	172,616,332	176,190,787
Diluted basis	174,843,027	178,802,376

See accompanying Notes to the Consolidated Financial Statements.

LINCOLN NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2005	2004
	(Unaudited) (000s omitted)
Cash Flows from Operating Activities:
Net income	$376,798	$317,460
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred acquisition costs	(162,951)	(183,757)
Premiums and fees receivable	10,180	86,927
Accrued investment income	(12,382)	(21,017)
Policy liabilities and accruals	194,041	(176,124)
Net trading securities purchases, sales and maturities	(74,007)	(59,141)
(Gain) loss on reinsurance embedded derivative/trading securities	722	(6,061)
Cumulative effect of accounting change	—	37,695
Contractholder funds	85,989	424,534
Amounts recoverable from reinsurers	(174,071)	(19,213)
Federal income taxes	65,671	54,094
Stock-based compensation expense	26,829	27,187
Provisions for depreciation	46,413	35,126
Amortization of other intangible assets	39,260	49,290
Gain on sale of subsidiaries/business	(14,231)	(24,059)
Realized loss on investments and derivative instruments	11,247	36,494
Amortization of deferred gain	(38,513)	(36,463)
Other	(3,591)	(114,454)

Net Adjustments	606	111,058

Net Cash Provided by Operating Activities	377,404	428,518
Cash Flows from Investing Activities:
Securities-available-for-sale:
Purchases	(2,968,063)	(4,896,470)
Sales	1,596,296	2,796,907
Maturities	1,161,978	1,277,208
Purchase of other investments	(400,529)	(370,950)
Sale or maturity of other investments	464,371	749,496
Increase in cash collateral on loaned securities	97,732	174,017
Proceeds from sale of subsidiaries/business	14,231	10,775
Other	260,005	111,592

Net Cash Provided by (Used in) Investing Activities	226,021	(147,425)
Cash Flows from Financing Activities:
Issuance of long-term debt	—	197,294
Payment of long-term debt	(240,936)	—
Net decrease in short-term debt	201,030	(13,976)
Universal life and investment contract deposits	2,516,003	2,391,536
Universal life and investment contract withdrawals	(2,296,418)	(1,440,089)
Investment contract transfers	(658,306)	(679,118)
Increase in funds withheld liability	69,488	32,267
Common stock issued for benefit plans	34,271	65,154
Retirement of common stock	(103,591)	(206,076)
Dividends paid to shareholders	(127,801)	(125,568)

Net Cash Provided by (Used in) Financing Activities	(606,260)	221,424

Net Increase (Decrease) in Cash and Invested Cash	(2,835)	502,517
Cash and Invested Cash at Beginning-of-Year	1,661,686	1,711,196

Cash and Invested Cash at June 30	$1,658,851	$2,213,713

See accompanying Notes to the Consolidated Financial Statements.

LINCOLN NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying Consolidated Financial Statements include Lincoln National Corporation and its majority-owned subsidiaries (“LNC” or the “Company” which also may be referred to as “we” or “us”). Through subsidiary companies, we operate multiple insurance and investment management businesses divided into four business segments (see Note 7). The collective group of companies uses “Lincoln Financial Group” as its marketing identity. Less than majority-owned entities in which we have at least a 20% interest are reported on the equity basis. These unaudited Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). In the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the results. These financial statements should be read in conjunction with the audited Consolidated Financial Statements and the accompanying notes incorporated by reference into our latest annual report on Form 10-K for the year ended December 31, 2004 (“2004 Form 10-K”).

Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2005. Certain amounts reported in prior years’ Consolidated Financial Statements have been reclassified to conform to the 2005 presentation. These reclassifications have no effect on net income or shareholders’ equity of the prior years.

2. Changes in Accounting Principles and Changes in Estimates

SFAS No. 123(r) - Accounting for Share-Based Payment. In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123(r)”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS 123(r) requires recognition in the income statement of all share-based payments to employees based on their fair values. We had previously adopted the retroactive restatement method under SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” and restated all periods presented to reflect stock-based employee compensation cost under the fair value accounting method for all employee awards granted, modified or settled in fiscal years beginning after December 15, 1994.

We currently use the Black-Scholes formula to estimate the value of stock options granted to employees. We are evaluating the use of other acceptable option valuation models upon the required adoption of SFAS 123(r). SFAS 123(r) also requires the reporting of the benefits of tax deductions in excess of recognized compensation as financing cash flow, rather than as an operating cash flow. In April 2005, the Securities and Exchange Commission (“SEC”) deferred required implementation to January 1, 2006. We do not expect adoption of SFAS 123(r) to have a material effect on our results of operations, operating cash flows or financial position.

EITF 03-1—The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. In March 2004, the FASB’s Emerging Issues Task Force (“EITF”) reached a final consensus on Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”). EITF 03-1 established impairment models for determining whether to record impairment losses associated with investments in certain equity and debt securities. It also required the accrual of income on a level-yield basis following an impairment of debt securities, where reasonable estimates of the timing and amount of future cash flows can be made. The application of EITF 03-1 was to be effective for reporting periods beginning after June 15, 2004.

In September 2004, the FASB directed the FASB staff to issue further guidance on this topic in FASB Staff Position (“FSP”) EITF No. 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1” (“FSP EITF 03-1-a”). On September 30, 2004, the FASB delayed the effective date of the accounting and measurement provisions of EITF 03-1 in order to consider the further guidance included in FSP EITF 03-1-a. However, the disclosure requirements and the definition of other-than-temporary impairment (“OTTI”) included in EITF 03-1 were not delayed, and accordingly we made the appropriate disclosures and utilized the definition of OTTI to evaluate all securities within the scope of EITF 03-1.

In June 2005, the FASB directed the FASB staff to issue proposed FSP EITF 03-1-a, but retitled as FSP FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP FAS 115-1”). The FASB expects to issue FSP FAS 115-1 in August 2005 at which time we will evaluate its potential effects, if any, on our consolidated financial condition or results of operations.

Statement of Position 03-1. Effective January 1, 2004, we implemented the provisions of American Institute of Certified Public Accountants Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (“the SOP”). Adjustments arising from implementation, as discussed below, were recorded in net income as a cumulative effect of accounting change.

Guaranteed Minimum Death Benefit Reserves. Although there was no method prescribed under GAAP for guaranteed minimum death benefit (“GMDB”) reserving until the issuance of the SOP, our Retirement segment had been recording a reserve for GMDBs.

At December 31, 2003, our GMDB reserve was $46.4 million. Adoption of the GMDB reserving methodology under the SOP resulted in a decrease to reserves of $9.7 million pre-tax. GMDB reserves were $24.4 million and $18.2 million at June 30, 2005 and December 31, 2004, respectively.

Application of the SOP impacts estimated gross profits (“EGPs”) used to calculate the amortization of deferred acquisition costs (“DAC”), the present value of acquired blocks of in-force policies (“PVIF”), deferred sales inducements (“DSI”), and the liability for deferred front-end loads (“DFEL”). The benefit ratio approach under the SOP results in the accrual of a portion of future GMDB fees as a liability for future GMDB reserves. As a result, the EGPs used in our determination of DAC amortization are lower under the SOP. Therefore, upon adoption of the SOP in the first quarter of 2004, we reported an unfavorable DAC/PVIF/DSI/DFEL unlocking as a negative cumulative effect adjustment of $43.2 million pre-tax.

The combined effects of the GMDB reserve requirements and related unlocking adjustments from implementation of the SOP resulted in a charge to net income for the cumulative effect of accounting change of $33.5 million pre-tax ($21.8 million after-tax) in the first quarter of 2004.

Sales Inducements. Our Retirement segment variable annuity product offerings include contracts that offer a bonus credit, typically ranging from 2% to 5% of each deposit. We also offer enhanced interest rates to variable annuity contracts that are under dollar cost averaging (“DCA”) funding arrangements. Bonus credits and excess DCA interest are considered sales inducements under the SOP and, as such, are to be deferred as a sales inducement asset and amortized as a benefit expense over the expected life of the contract. Amortization is computed using the same methodology and assumptions used in amortizing DAC.

We previously deferred bonus credits as part of the DAC asset and reported the amortization of bonus credits as part of DAC amortization. Upon implementation of the SOP, we reclassified bonus credits of $45.2 million from DAC to DSI, which are reported in other assets on the Consolidated Balance Sheets. Amortization of the DSI asset is reported as part of benefit expense.

Universal Life Contracts. Our Life Insurance segment offers an array of individual and survivor-life universal life insurance products that contain features for which the SOP might apply. A review of the products and their features for possible SOP implications concluded that no additional reserves would be necessary with the exception of the MoneyGuardSM product. MoneyGuardSM is a universal life insurance product with an acceleration of death benefit feature that provides convalescent care benefit payments when the insured becomes chronically ill. There is an optional extension of benefit rider available that will provide continuation of the convalescent care benefit payments once the total benefits from the base policy have been exhausted. The optional extended benefit payments can be for 2 years, 4 years, or the remaining life of the insured. Charges for the extension rider are deducted from the base policy account value and vary by the length of extension period selected. The adoption of the SOP in the first quarter of 2004 resulted in a charge recorded as a cumulative effect of accounting change of $4.2 million pre-tax ($2.7 million after-tax) for the extension of benefit feature in MoneyGuardSM.

3. Federal Income Taxes

The effective tax rate on net income is lower than the prevailing corporate Federal income tax rate principally from tax-preferred investment income. We earn tax-preferred investment income that does not change proportionately with the overall change in earnings or losses before Federal income taxes.

Our Federal income tax liability at December 31, 2004 included a valuation allowance of $46.8 million attributable to the net operating losses of our foreign life reinsurance subsidiary domiciled in Barbados. This valuation allowance has been reduced to $17.5 million as of June 30, 2005, including a reduction of $23.5 million in the three months ended June 30, 2005. The net operating loss carryforwards of this subsidiary are subject to Federal income tax limitations that only allow the net operating losses to be used to offset future taxable income of the subsidiary. We believe that it is more likely than not that all of the tax benefits associated with this subsidiary’s net operating losses will be realized. The release of the remaining valuation allowance will be apportioned to the remaining quarters of 2005 through an adjustment to the annual effective tax rate.

The American Jobs Creation Act of 2004 provides for an election for either 2004 or 2005 of a special one-time tax deduction of 85 percent of certain foreign earnings that are repatriated. LNC is currently evaluating the effects of the repatriation provision and expects that the evaluation will be completed by the end of the third quarter. Until such evaluation is complete, a range of income tax effects of such repatriation cannot be reasonably estimated.

4. Supplemental Financial Data

A rollforward of the deferred acquisition costs on the Consolidated Balance Sheets is as follows:

	Six Months Ended June 30,
(in millions)	2005	2004
Balance at beginning-of-year	$3,445.0	$3,147.1
Deferral	419.9	400.6
Amortization	(256.9)	(216.8)
Adjustment related to realized gains on securities available-for-sale	(26.0)	(23.7)
Adjustment related to unrealized gains on securities available-for-sale	10.9	241.7
Foreign currency translation adjustment	(38.4)	11.7
Cumulative effect of accounting change	—	(39.2)

Balance at end-of-period	$3,554.5	$3,521.4

Realized gains and losses on investments and derivative instruments on the Consolidated Statements of Income for the six months ended June 30, 2005 and 2004 are net of amounts amortized against deferred acquisition costs of $26.0 million and $23.7 million, respectively. In addition, realized gains and losses for the six months ended June 30, 2005 and 2004 are net of adjustments made to policyholder reserves of $(1.5) million and $0.9 million, respectively. We have either a contractual obligation or have a consistent historical practice of making allocations of investment gains or losses to certain policyholders and to certain reinsurance arrangements.

Details underlying underwriting, acquisition, insurance and other expenses on the Consolidated Statements of Income are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2005	2004	2005	2004
Commissions	$195.2	$170.7	$369.9	$339.8
Other volume-related expenses	115.7	107.0	224.6	216.9
Operating and administrative expenses	235.2	252.3	447.7	439.7
Deferred acquisition costs net of amortization	(92.2)	(93.9)	(163.0)	(183.8)
Other intangibles amortization	18.4	22.5	39.3	49.3
Taxes, licenses and fees	24.3	27.3	56.6	56.8
Restructuring charges	23.2	5.3	25.1	16.8

Total	$519.8	$491.2	$1,000.2	$935.5

For intangible assets subject to amortization, the total gross carrying amount and accumulated amortization in total and for each major intangible asset class by segment are as follows:

	As of June 30, 2005		As of December 31, 2004
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Present value of in-force
Lincoln Retirement	$225.0	$137.1	$225.0	$132.4
Life Insurance	1,254.2	555.7	1,254.2	527.7
Lincoln UK *	383.1	127.8	410.2	134.1

Subtotal	1,862.3	820.6	1,889.4	794.2

Client lists
Investment Management	92.2	74.4	91.4	70.5

Total	$1,954.5	$895.0	$1,980.8	$864.7

*	The gross carrying amount and accumulated amortization of the present value of in-force for the Lincoln UK segment changed from December 31, 2004 to June 30, 2005 primarily due to the translation of the balances from British pounds to U.S. dollars based on the prevailing exchange rate as of the respective balance sheet dates.

Aggregate amortization expense for other intangible assets for the three and six months ended June 30, 2005 was $18.4 million and $39.3 million, respectively, compared to $22.5 million and $49.3 million for the three and six months ended June 30, 2004, respectively.

Future estimated amortization of other intangible assets is as follows (in millions):

Remainder 2005 - $46.2	2006 - $79.1	2007 - $82.8
2008 - 75.5	2009 - 70.6	Thereafter – 705.3

A rollforward of the present value of insurance business acquired included in other intangible assets is as follows:

(in millions)	June 30, 2005	December 31, 2004
Balance at beginning of year	$1,095.2	$1,196.5
Interest accrued on unamortized balance (Interest rates range from 5% to 7%)	31.6	69.2
Amortization	(67.0)	(190.0)
Foreign exchange adjustment	(18.1)	19.5

Balance at end-of-period	1,041.7	1,095.2
Other intangible assets (non-insurance)	17.8	20.9

Total other intangible assets at end-of-period	$1,059.5	$1,116.1

Details underlying contractholder funds on the Consolidated Balance Sheets are as follows:

(in millions)	June 30, 2005	December 31, 2004
Premium deposit funds	$22,075.8	$22,215.1
Undistributed earnings on participating business	146.3	145.3
Other	717.6	714.0

Total	$22,939.7	$23,074.4

5. Insurance Benefit Reserves

We issue variable contracts through our separate accounts for which investment income and investment gains and losses accrue directly to, and investment risk is borne by, the contractholder (traditional variable annuities). We also issue variable annuity and life contracts through separate accounts that include various types of GMDB features and a guaranteed minimum withdrawal benefit (“GMWB”). The GMDB features generally include those where we contractually guarantee that the contractholder receives (a) a return of no less than total deposits made to the contract less any partial withdrawals, (b) total deposits made to the contract less any partial withdrawals plus a minimum return, or (c) the highest contract value on any contract anniversary date through age 80 minus any payments or withdrawals following such contract anniversary.

The following table provides information on the GMDB features outstanding at June 30, 2005 and December 31, 2004. (Note that our variable contracts with guarantees may offer more than one type of guarantee in each contract; therefore, the amounts listed are not mutually exclusive.) The net amount at risk is defined as the current guaranteed minimum death benefit in excess of the current account balance at the respective balance sheet dates.

	In the Event of Death
(dollars in billions)	June 30, 2005	December 31, 2004
Return of net deposit
Account value	$29.2	$28.4
Net amount at risk	0.2	0.2
Average attained age of contractholders	53	52
Return of net deposits plus a minimum return
Account value	$0.3	$0.3
Net amount at risk	—	—
Average attained age of contractholders	65	65
Guaranteed minimum return	5%	5%
Highest specified anniversary account value minus withdrawals post anniversary
Account value	$16.7	$15.6
Net amount at risk	0.6	0.6
Average attained age of contractholders	63	62

Approximately $5.7 billion and $4.2 billion of separate account values at June 30, 2005 and December 31, 2004 were attributable to variable annuities with a GMWB feature. This GMWB feature offers the contractholder a guarantee equal to the initial deposit adjusted for any subsequent purchase payments or withdrawals. There are one-year and five-year step-up options, which allow the contractholder to step up the guarantee. GMWB features are considered to be derivatives under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” resulting in the guarantees being recognized at fair value, with changes in fair value reported in net income.

Separate account balances attributable to variable annuity contracts with guarantees are as follows:

(in billions)	June 30, 2005	December 31, 2004
Asset Type
Domestic equity	$28.7	$27.6
International equity	3.5	3.2
Bonds	4.6	4.2

Total	36.8	35.0
Money market	3.6	3.3

Total	$40.4	$38.3

Percent of total variable annuity separate account values(1)	95%	95%

(1)	Excluding Alliance mutual fund account values because they are not included in the separate accounts reported on our Consolidated Balance Sheets.

The following table summarizes GMDB liabilities:

	GMDB
(in millions)	June 30, 2005	June 30, 2004
Balance at beginning of year	$18.2	$46.4
Cumulative effect of implementation of SOP 03-1	—	(9.7)
Changes in reserves	11.8	14.3
Benefits paid	(5.6)	(9.1)

Balance at end-of-period	$24.4	$41.9

The changes to the benefit reserves above are reflected in benefits in the Consolidated Statements of Income. Also included in benefits are the results of the hedging program, which included gains (losses) of $(2.1) million and $1.6 million for GMDB for the three and six months ended June 30, 2005, respectively, and $(0.6) million and $(1.0) million for the three and six months ended June 30, 2004, respectively.

6. Restrictions and Contingencies

Statutory Restrictions

Our insurance subsidiaries are subject to certain insurance department regulatory restrictions as to the transfer of funds and payment of dividends to the holding company. Generally, these restrictions pose no short-term liquidity concerns for the holding company. In general, a dividend is not subject to prior approval from the Indiana Insurance Commissioner (“Commissioner”) provided The Lincoln National Life Insurance Company’s (“LNL”) statutory earned surplus is positive and the proposed dividend, plus all other dividends made within the twelve consecutive months prior to the date of the proposed dividend, does not exceed the standard limitation of the greater of 10% of the insurer’s policyholders’ surplus, as shown on its last annual statement on file with the Commissioner, or the insurer’s statutory net gain for the previous calendar year. Based upon anticipated on-going positive statutory earnings and favorable credit markets, LNL could pay dividends of up to $293 million in 2005 without prior approval from the Commissioner.

LNL is recognized as an accredited reinsurer in the state of New York, which effectively enables it to conduct reinsurance business with unrelated insurance companies that are domiciled within the state of New York. As a result, it is also subject to the regulatory requirements that the state of New York imposes upon authorized insurers. These regulations include reserve requirements, which differ from Indiana’s requirements. The New York regulations require LNL to report more reserves to the state of New York. As a result, the level of statutory surplus that LNL reports to New York is less than the statutory surplus reported to Indiana and the National Association of Insurance Commissioners. If New York requires us to maintain a higher level of capital to remain an authorized insurer in New York, LNL’s ability to pay dividends to us could be constrained. However, we do not expect the recent amendments to constrain LNL’s ability to pay dividends during 2005.

Lincoln UK’s operations consist primarily of unit-linked life and pension products, which are similar to U.S. produced variable life and annuity products. Lincoln UK’s insurance subsidiaries are regulated by the UK Financial Services Authority (“FSA”) and are subject to capital requirements as defined by the UK Capital Resources Requirement (formerly the Required Minimum Solvency Margin). Lincoln UK maintains approximately 1.5 to 2.0 times the required capital as prescribed by the regulatory resource requirement. In addition, the FSA has imposed certain minimum capital requirements for the combined U.K. subsidiaries. As is the case with regulated insurance companies in the U.S., changes to regulatory capital requirements can impact the dividend capacity of the UK insurance subsidiaries and cash flow to LNC.

Reinsurance

Our amounts recoverable from reinsurers represents receivables from and reserves ceded to reinsurers. We obtain reinsurance from a diverse group of reinsurers and monitor concentration as well as financial strength ratings of our principal reinsurers. Our principal reinsurers are strongly rated companies, with Swiss Re representing the largest exposure. We sold our reinsurance business to Swiss Re primarily through indemnity reinsurance arrangements in 2001. Because we are not relieved of our liability to the ceding companies for this business, the liabilities and obligations associated with the reinsured contracts remain on our Consolidated Balance Sheets with a corresponding reinsurance receivable from Swiss Re, which totaled $4.4 billion at June 30, 2005, and is included in amounts recoverable from reinsurers. During 2004, Swiss Re funded a trust for $2.0 billion to support this business. In addition to various remedies that we would have in the event of a default by Swiss Re, we continue to hold assets in support of certain of the transferred reserves. These assets consist of those reported as trading securities and certain mortgage loans. Our funds withheld and embedded derivative liabilities at June 30, 2005 included $2.0 billion and $0.3 billion, respectively, related to the business reinsured by Swiss Re.

We recorded the gain related to the indemnity reinsurance transactions on the business sold to Swiss Re as deferred gain in the liability section of our Consolidated Balance Sheet in accordance with the requirements of SFAS No. 113, “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts” (“FAS 113”). The deferred gain is being amortized into income at the rate that earnings on the reinsured business are expected to emerge, over a period of 15 years.

Because the reserves related to the personal accident business are based upon various estimates that are subject to considerable uncertainty, the reserves carried on the Consolidated Balance Sheet at June 30, 2005 may ultimately prove to be either excessive or deficient. For instance, in the event that future developments indicate that these reserves should be increased, under FAS 113, we would record a current period non-cash charge to record the increase in reserves. Because Swiss Re is responsible for paying the underlying claims to the ceding companies, we would record a corresponding increase in reinsurance recoverable from Swiss Re. However, FAS 113 does not permit us to take the full benefit in earnings for the recording of the increase in the reinsurance recoverable in the period of the change. Rather, we would increase the deferred gain recognized upon the closing of the indemnity reinsurance transaction with Swiss Re and would report a cumulative amortization “catch-up” adjustment to the deferred gain balance as increased earnings recognized in the period of change. Any amount of additional increase to the deferred gain above the cumulative amortization “catch-up” adjustment must continue to be deferred and will be amortized into income in future periods over the remaining period of expected run-off of the underlying business. No cash would be transferred between Swiss Re and us as a result of these developments.

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

At June 30, 2005 and December 31, 2004, the aggregate liability associated with Lincoln UK selling practices was $15.9 million and $27.4 million, respectively. On an ongoing basis, Lincoln UK evaluates various assumptions underlying these estimated liabilities, including the expected levels of future complaints and the potential implications with respect to the adequacy of the aggregate liability associated with UK selling practice matters. Any further changes in the regulatory position on time limits for making a complaint regarding the sale of mortgage endowment contracts, or higher than expected levels of complaints may result in Lincoln UK revising its estimate of the required level of these liabilities. The reserves for these issues are based on various estimates that are subject to considerable uncertainty. Accordingly, the reserves may prove to be deficient or excessive. However, it is management’s opinion that future developments regarding Lincoln UK selling practices will not have a material effect on our results of operations or our consolidated financial position.

In addition, LNC and our United Kingdom subsidiaries have successfully pursued claims with some of their liability carriers for reimbursement of certain costs incurred in connection with certain United Kingdom selling practices. LNC and our United Kingdom subsidiaries are continuing to pursue claims with liability carriers.

Marketing and Compliance Issues

There continues to be a significant amount of federal and state regulatory activity in the industry relating to numerous issues including, but not limited to, market timing and late trading of mutual fund and variable insurance products and broker-dealer access arrangements. Like others in the industry, we have received inquiries including requests for information and/or subpoenas from various authorities including the SEC, the National Association of Securities Dealers (“NASD”) and the New York Attorney General, as well as notices of potential proceedings from the SEC and NASD. We are in the process of responding to these inquiries and notices and continue to cooperate fully with such authorities.

Regulators also continue to focus on replacement and exchange issues. Under certain circumstances companies have been held responsible for replacing existing policies with policies that were less advantageous to the policyholder. Our management continues to monitor compliance procedures to minimize any potential liability. Due to the uncertainty surrounding all of these matters, it is not possible to provide a meaningful estimate of the range of potential outcomes; however it is management’s opinion that future developments will not materially affect our consolidated financial position.

Other Contingency Matters

LNC and our subsidiaries are involved in various pending or threatened legal proceedings, including purported class actions, arising from the conduct of business. In some instances, these proceedings include claims for unspecified or substantial punitive damages and similar types of relief in addition to amounts for alleged contractual liability or requests for equitable relief. After consultation with legal counsel and a review of available facts, it is management’s opinion that these proceedings ultimately will be resolved without materially affecting our consolidated financial position.

State guaranty funds assess insurance companies to cover losses to policyholders of insolvent or rehabilitated companies. Mandatory assessments may be partially recovered through a reduction in future premium taxes in some states. We have accrued for expected assessments net of estimated future premium tax deductions.

Guarantees

We have guarantees with off-balance-sheet risks having contractual values outstanding of $4.2 million and $4.6 million at June 30, 2005 and December 31, 2004, respectively.

Certain of our subsidiaries have sold commercial mortgage loans through grantor trusts, which issued pass-through certificates. These subsidiaries have agreed to repurchase any mortgage loans which remain delinquent for 90 days at a repurchase price substantially equal to the outstanding principal balance plus accrued interest thereon to the date of repurchase. In case of default by the partnerships, we have recourse to the underlying real estate. It is management’s opinion that the value of the properties underlying these commitments is sufficient that in the event of default, the impact would not be material to us. These guarantees expire in 2009.

Derivative Instruments

We maintain an overall risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate risk, foreign currency risk, equity risk, and credit risk. We assess these risks by continually identifying and monitoring changes in interest rate exposure, foreign currency exposure, equity market exposure, and credit exposure that may adversely impact expected future cash flows and by evaluating hedging opportunities. Derivative instruments that are currently used as part of our interest rate risk management strategy include interest rate swaps, interest rate futures and interest rate caps. Derivative instruments that are used as part of our foreign currency risk management strategy include foreign currency swaps and foreign exchange forwards. Call options on our stock, total return swaps, put options and equity futures are used as part of our equity market risk management strategy. We also use credit default swaps as part of our credit risk management strategy.

By using derivative instruments, we are exposed to credit and market risk. If the counterparty fails to perform, credit risk is equal to the extent of the fair value gain in the derivative. When the fair value of a derivative contract is positive, this generally indicates that the counterparty owes us and, therefore, creates a payment risk for us. When the fair value of a derivative contract is negative, we owe the counterparty and therefore we have no payment risk. We minimize the credit (or payment) risk in derivative instruments by entering into transactions with high quality counterparties that we review regularly. We also maintain a policy of requiring that all derivative contracts be governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement.

LNL and we are required to maintain minimum ratings as a matter of routine practice in negotiating ISDA agreements. Under the majority of ISDA agreements and as a matter of policy, LNL has agreed to maintain financial strength or claims-paying ratings above S&P BBB and Moody’s Baa2. A downgrade below these levels would result in termination of the derivatives contract at which time any amounts payable by us would be dependent on the market value of the underlying derivative contract. In certain transactions, the counterparty and LNL have entered into a collateral support agreement requiring us to post collateral upon significant downgrade. We are required to maintain long-term senior debt ratings of S&P BBB- and Moody’s Baa3. We also require for our own protection minimum rating standards for counterparty credit protection. LNL is required to maintain financial strength or claims-paying ratings above S&P A- and Moody’s A3 under certain ISDA agreements, which collectively do not represent material notional exposure. We do not believe the inclusion of termination or collateralization events pose any material threat to our liquidity position.

Market risk is the adverse effect that a change in interest rates, currency rates, implied volatility rates, or a change in certain equity indexes or instruments has on the value of a financial instrument. We manage the market risk by establishing and monitoring limits as to the types and degree of risk that may be undertaken.

Our derivative instruments are monitored by our risk management committee as part of that committee’s oversight of our derivative activities. Our derivative instruments committee is responsible for implementing various hedging strategies that are developed through its analysis of financial simulation models and other internal and industry sources. The resulting hedging strategies are incorporated into our overall risk management strategies.

7. Segment Information

We have four business segments: Lincoln Retirement, Life Insurance, Investment Management and Lincoln UK. Segment operating revenue and income from operations are internal financial performance measures used by our management and Board of Directors to evaluate and assess the results of our segments. Operating revenue excludes realized gains and losses on investments and derivative instruments, gains and losses on reinsurance embedded derivative/trading securities, gains and losses on sale of subsidiaries/businesses and amortization of deferred gain arising from reserve development. Income (loss) from operations is net income (loss) excluding net realized investment gains and losses, losses on early retirement of debt, restructuring charges, reserve development net of related amortization on business sold through reinsurance and cumulative effect of accounting changes. Our management and Board of Directors believe that income (loss) from operations explains the results of our ongoing businesses in a manner that allows for a better understanding of the underlying trends in our current businesses because net realized investment gains and losses, losses on early retirement of debt, restructuring charges, reserve development net of related amortization on business sold through reinsurance and cumulative effect of accounting changes are unpredictable and not necessarily indicative of current operating fundamentals or future performance of the business segments, and in many instances, decisions regarding these items do not necessarily relate to the operations of the individual segments.

The following table shows financial data by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2005	2004	2005	2004
Revenue:
Segment Operating Revenue:
Lincoln Retirement	$573.0	$534.4	$1,111.6	$1,062.4
Life Insurance	497.3	484.8	981.5	968.1
Investment Management (1)	138.0	139.0	268.3	274.2
Lincoln UK	78.4	81.0	153.1	157.1
Other Operations	248.2	204.9	491.8	408.6
Consolidating adjustments	(152.9)	(99.4)	(322.9)	(247.0)
Net realized investment results (2)	(9.1)	13.7	2.3	(6.4)
Reserve development net of related amortization on business sold through reinsurance	0.3	0.3	0.7	0.7

Total	$1,373.2	$1,358.7	$2,686.4	$2,617.7

Net Income:
Segment Income from Operations:
Lincoln Retirement	$119.4	$101.8	$218.1	$204.0
Life Insurance	75.8	76.2	143.6	150.9
Investment Management	3.9	13.4	11.2	25.9
Lincoln UK	10.3	10.7	20.4	16.9
Other Operations	9.3	(20.7)	(2.1)	(41.0)
Other Items (3)	(15.0)	(3.5)	(16.3)	(10.9)
Net realized investment results (4)	(6.0)	8.9	1.5	(4.2)
Reserve development net of related amortization on business sold through reinsurance	0.2	0.2	0.4	0.4

Income before cumulative effect of accounting change	197.9	187.0	376.8	342.0
Cumulative effect of accounting change	—	—	—	(24.5)

Net Income	$197.9	$187.0	$376.8	$317.5

(1)	Revenues for the Investment Management segment include inter-segment revenues for asset management services provided to our other segments. These inter-segment revenues totaled $24.6 million and $26.1 million for the three months ended June 30, 2005 and 2004, respectively, and $49.4 million and $52.6 million for the six months ended June 30, 2005 and 2004, respectively.
(2)	Includes realized losses on investments and derivatives of $4.0 million and $20.6 million for the three months ended June 30, 2005 and 2004, respectively; gain (loss) on reinsurance embedded derivative/trading securities of $(5.1) million and $10.3 million for the three months ended June 30, 2005 and 2004, respectively; and gain on sale of subsidiaries/businesses of $24.1 million for the three months ended June 30, 2004. Includes realized losses on investments of $11.3 million and $36.5 million for the six months ended June 30, 2005 and 2004, respectively; gain (loss) on reinsurance embedded derivative/trading securities of $(0.7) million and $6.1 million for the six months ended June 30, 2005 and 2004, respectively; and gain on sale of subsidiaries/businesses of $14.2 million and $24.1 million for the six months ended June 30, 2005 and 2004, respectively.
(3)	Represents restructuring charges.
(4)	Includes realized losses on investments and derivatives of $2.7 million and $13.4 million for the three months ended June 30, 2005 and 2004, respectively; gain (loss) on reinsurance embedded derivative/trading securities of $(3.3) million and $6.7 million for the three months ended June 30, 2005 and 2004, respectively; and gain on sale of subsidiaries/businesses of

$15.6 million for the three months ended June 30, 2004. Includes realized losses on investments and derivatives of $7.3 million and $23.7 million for the six months ended June 30, 2005 and 2004, respectively; gain (loss) on reinsurance embedded derivative/trading securities of $(0.5) million and $3.9 million for the six months ended June 30, 2005 and 2004, respectively; and gain on sale of subsidiaries/businesses of $9.3 million and $15.6 million for the six months ended June 30, 2005 and 2004, respectively.

8. Earnings Per Share

A reconciliation of the components of the calculations of basic and diluted net income and income before cumulative effect of accounting change per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Numerator: [millions]
Income before cumulative effect of accounting changes as used in basic calculation	$197.9	$187.0	$376.8	$342.0
Dividends on convertible preferred stock and adjustments for minority interests	—	(0.2)	(0.1)	(0.3)

Income before cumulative effect of accounting changes as used in diluted calculation	$197.9	$186.8	$376.7	$341.7

Net income as used in basic calculation	$197.9	$187.0	$376.8	$317.5
Dividends on convertible preferred stock and adjustments for minority interests	—	(0.2)	(0.1)	(0.3)

Net income as used in diluted calculation	$197.9	$186.8	$376.7	$317.2

Denominator: [number of shares]
Weighted-average shares, as used in basic calculation	172,758,060	177,354,689	173,224,239	177,815,095
Conversion of preferred stock	260,096	282,950	264,471	283,388
Non-vested stock	837,829	198,947	841,289	177,506
Average stock options outstanding during the period	4,798,166	10,328,759	5,836,051	10,237,279
Assumed acquisition of shares with assumed proceeds and benefits from exercising stock options	(4,180,042)	(8,740,403)	(5,104,262)	(8,515,078)
Shares repurchaseable from measured but unrecognized stock option expense	(383,813)	(148,921)	(498,273)	(252,660)
Average deferred compensation shares	1,262,731	1,025,408	1,247,731	1,010,300

Weighted-average shares, as used in diluted calculation	175,353,027	180,301,429	175,811,246	180,755,830

We have stock options outstanding, which were issued at prices that are above the current average market price of our common stock. In the event the average market price of our common stock exceeds the issue price of stock options, such options would be dilutive to our earnings per share and will be shown in the table above. Participants in our deferred compensation plans that select our stock for measuring the investment return attributable to their deferral amounts will be paid out in our stock. These deferred compensation plan obligations are dilutive and are shown in the table above.

9. Pension and Post-retirement Plans

The components of net periodic benefit expense for our U.S. defined benefit pension plan and post-retirement benefit plans are as follows:

	Pension Benefits		Other Post-retirement Benefits
For the three months ended June 30 (in millions)	2005	2004	2005	2004
Service cost	$5.0	$4.7	$0.5	$0.5
Interest cost	8.5	8.2	1.4	1.5
Expected return on plan assets	(11.1)	(10.1)	—	—
Amortization of prior service cost	(0.3)	(0.6)	—	—
Recognized net actuarial gains (losses)	(0.1)	—	0.3	(0.1)

Net periodic benefit expense	$2.0	$2.2	$2.2	$1.9

	Pension Benefits		Other Post-retirement Benefits
For the six months ended June 30 (in millions)	2005	2004	2005	2004
Service cost	$10.0	$9.4	$1.0	$1.0
Interest cost	16.9	16.4	2.9	3.0
Expected return on plan assets	(22.3)	(20.6)	—	—
Amortization of prior service cost	(0.7)	(1.1)	—	(0.1)
Recognized net actuarial losses	0.6	0.2	0.4	—

Net periodic benefit expense	$4.5	$4.3	$4.3	$3.9

We expect to contribute between $0 and $20 million to our qualified U.S. defined benefit pension plans and between $75 million and $85 million for our non-U.S. defined benefit pension plan in 2005.

10. Stock-Based Incentive Compensation Plans

Refer to Note 7 to the Consolidated Financial Statements in our 2004 Form 10-K for a detailed discussion of stock and incentive compensation.

LNC Stock-Based Incentive Plans

We have various incentive plans for our employees, agents and directors and our subsidiaries that provide for the issuance of stock options, stock incentive awards, stock appreciation rights (“SAR”), restricted stock awards, restricted stock units (“performance shares”), and deferred stock units. Delaware Investments U.S., Inc. (“DIUS”) has a separate stock option incentive plan.

Information with respect to stock option and performance share awards granted under these plans is provided in the table below:

	June 30, 2005	June 30, 2004
Awards
10-year LNC stock options	370,646	414,798
Performance share units	435,827	552,906

Outstanding at June 30
10-year LNC stock options	988,797	615,810
Performance share units	1,594,026	1,248,521

Performance measures for determining the actual amount of stock options and performance share units are established at the beginning of each three-year performance period. Depending on the performance, the actual amount of stock options and performance share units could range from zero to 200% of the granted amount.

Total pre-tax compensation expense for performance vesting awards is as follows:

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Stock options	$1.1	$0.5	$1.8	$0.9
Shares	6.2	5.2	12.0	8.8
Cash awards	0.8	0.7	1.8	1.1

Information with respect to our incentive plans involving stock options is as follows:

	Options Outstanding		Options Exercisable
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Balance at December 31, 2004	11,903,200	$42.37	9,981,911	$41.84
Granted-original	370,646	46.77
Granted-reloads	25,436	46.89
Exercised (includes shares tendered)	(1,051,586)	31.59
Forfeited	(755,339)	46.30

Balance at June 30, 2005	10,492,357	$43.53	9,046,860	$43.35

Total compensation expense for our incentive plans involving stock options, including the DIUS stock option incentive plan discussed below, was $9.0 million and $14.9 million for the three and six months ended June 30, 2005, respectively, and $7.7 million and $17.5 million for the three and six months ended June 30, 2004, respectively.

Delaware Stock Option Incentive Plan

At June 30, 2005, DIUS had 10,052,761 shares of common stock outstanding. Information with respect to the DIUS incentive plan involving stock options is as follows:

	Options Outstanding		Options Exercisable
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Balance at December 31, 2004	1,326,691	$121.73	552,259	$116.94
Granted – original	444,100	142.57
Exercised (includes shares tendered)	(42,881)	116.51
Forfeited	(175,281)	119.65

Balance at June 30, 2005	1,522,629	$128.07	597,346	$119.32

In the second quarter of 2005, the DIUS Stock Option Plan was amended to increase the exercise price for all outstanding options by $13.31 to reflect the impact to the DIUS Stock Option Plan of the DIAL sale. As a result, the average exercise prices have been restated for all periods in the table above.

Stock Appreciation Rights Incentive Plan

We recognize compensation expense for the SAR program based on the fair value method using an option-pricing model. Compensation expense and the related liability are recognized on a straight-line basis over the vesting period of the SARs. The SAR liability is marked-to-market through net income, which causes volatility in net income as a result of changes in the market value of our stock. We hedge this volatility by purchasing call options on our stock, which are also marked-to-market through net income. Total compensation expense recognized for the SAR program was $0.9 million and $0.2 million for the three and six months ended June 30, 2005, respectively, compared to $0.8 million and $4.9 million, respectively, for the three and six months ended June 30, 2004. The mark-to-market gain (loss) recognized through net income on the call options on our stock was $0.3 million and $(1.3) million for the three and six months ended June 30, 2005, respectively, compared to ($0.2) million and $2.7 million for the three and six months ended June 30, 2004, respectively. The SAR liability at June 30, 2005 and December 31, 2004 was $5.6 million and $9.4 million, respectively.

Information with respect to our incentive plan involving SARs is as follows:

	SARs Outstanding		SARs Exercisable
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Balance at December 31, 2004	1,291,500	$40.90	629,991	$40.34
Granted-original	230,600	46.72
Exercised (includes shares tendered)	(221,031)	28.95
Forfeited	(20,028)	42.06

Balance at June 30, 2005	1,281,041	$43.96	701,757	$44.78

11. Restructuring Charges

Included in the discussion below are restructuring plans that were implemented during the years 1999 through 2005 that were not yet completed as of June 30, 2005. Any restructuring plans that were implemented during the years 1999 through 2002 that were completed as of June 30, 2005 are not included in the discussion below. For a discussion of these completed plans, see Note 13 to the Consolidated Financial Statements in our 2004 Form 10-K. The aggregate charges associated with the restructuring plans were included in underwriting, acquisition, insurance and other expenses on the Consolidated Statements of Income in the period incurred.

2005 Restructuring Plan

During May 2005, LFA implemented a restructuring plan, to realign its field management and financial planning support areas. Total pre-tax restructuring charges incurred during the first six months of 2005 were $4.4 million. These charges, which are included in Other Operations, included employee severance and termination benefits charges of $3.5 million and rent on abandoned office space charges of $0.9 million. The remaining reserves totaled $3.0 million at June 30, 2005. The plan is expected to be completed by the third quarter of 2006, except for lease payments on vacated space which run through 2008.

2003 Restructuring Plan

In January 2003, the Life Insurance segment announced that it was realigning its operations in Hartford, Connecticut and Schaumburg, Illinois to enhance productivity, efficiency and scalability while positioning the segment for future growth. In February 2003, Lincoln Retirement announced plans to consolidate its fixed annuity operations in Schaumburg, Illinois into Fort Wayne, Indiana. In June 2003, we announced that we were combining our retirement and life insurance businesses into a single operating unit focused on providing wealth accumulation and protection, income distribution and wealth transfer products. The realigned organization has significantly reduced operating expenses while positioning us for future growth. In August 2003, we announced additional realignment activities, which impact all of our domestic operations.

The following table provides information about the 2003 restructuring plans:

(in millions)	Life Insurance Realignment Jan 2003	Fixed Annuity Consolidation Feb 2003	Realignment June/August 2003	Total
Total expected charges	$25.7	$4.8	$100.5	$131.0

Incurred through 2004
Employee severance and termination benefits	7.0	1.9	38.2	47.1
Write-off of impaired assets	1.9	—	4.9	6.8
Other Costs:
Rent on abandoned office space	6.1	2.2	5.0	13.3
Other	7.4	0.2	2.1	9.7

Total Restructuring Charges (pre-tax) through 2004	22.4	4.3	50.2	76.9
Expended through 2004	21.6	3.9	45.0	70.5
Reversed through 2004	—	—	1.7	1.7

Restructuring reserve at December 31, 2004	0.8	0.4	3.5	4.7

Incurred in the first six months of 2005
Employee severance and termination benefits	—	—	0.8	0.8
Other Costs:
Write-off of impaired assets	—	—	16.5	16.5
Rent on abandoned office space	—	—	0.6	0.6
Other	1.3	—	1.5	2.8

Total Restructuring Charges (pre-tax) in the first six months of 2005	1.3	—	19.4	20.7
Expended in the first six months of 2005	1.4	—	21.8	23.2
Reversed in the first six months of 2005	—	—	0.2	0.2

Restructuring reserve at June 30, 2005	$0.7	$0.4	$0.9	$2.0

Additional amounts expended that do not qualify as restructuring charges:
Year ended December 31, 2004	$2.0	$0.5	$22.8	$25.3
Six months ended June 30, 2005	—	—	3.9	3.9
Expense savings realized in 2004 (pre-tax)	20.0	6.4	73.6	100.0
Total expected annual expense savings (pre-tax)	20.0	6.4	104.0	130.4
Expected completion date	2nd Quarter 2006	2nd Quarter 2006	2nd Quarter 2006

Pre-tax restructuring charges for the June/August realignment activities for the six months ended June 30, 2005 occurred in the following segments: Retirement ($16.0 million), Life Insurance ($3.3 million), and Other Operations ($0.1 million).

Pre-tax restructuring charges for the June/August realignment activities for the six months ended June 30, 2004 occurred in the following segments: Retirement ($3.5 million), Life Insurance ($0.6 million), Investment Management ($1.5 million), and Other Operations ($8.5 million).

1999 and 2000 Restructuring Plans

During 1999 and 2000, we implemented restructuring plans relating to the Lincoln UK’s operations. In addition to various other activities, these plans involved vacating leased facilities. All other plan activities have been completed and the remaining reserves relate to future lease payments on exited properties, which run through 2016. The remaining reserves for these plans totaled $7.2 million at June 30, 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the financial condition of Lincoln National Corporation and its consolidated subsidiaries (“LNC” or the “Company” which also may be referred to as “we” or “us”) as of June 30, 2005, compared with December 31, 2004, and the results of operations of LNC for the three and six months ended June 30, 2005, compared with the same periods last year. The balance sheet information presented below is as of June 30, 2005 and December 31, 2004. The statement of operations information is for the three and six months ended June 30, 2005 and 2004.

This discussion and analysis should be read in conjunction with our Consolidated Financial Statements and Notes thereto presented in Item 1 (“Consolidated Financial Statements”) and Management’s Discussion and Analysis (“MD&A”) in our latest annual report on Form 10-K for the year ended December 31, 2004 (“2004 Form 10-K”). You should also read our discussion below of “Critical Accounting Estimates” for an explanation of those accounting estimates that we believe are most important to the portrayal of our financial condition and results of operations and that require our most difficult, subjective and complex judgments. Financial information in the tables that follow is presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”), unless otherwise indicated. Certain reclassifications have been made to prior periods’ financial information to conform to the 2005 presentation.

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

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from the results contained in the forward-looking statements. Risks and uncertainties that may cause actual results to vary materially, some of which are described within the forward-looking statements include, among others:

•	Legislative, regulatory or tax changes, both domestic and foreign, that affect the cost of, or demand for, LNC’s products, the required amount of reserves and/or surplus, or otherwise affect our ability to conduct business, including changes to statutory reserves and/or risk-based capital requirements related to secondary guarantees under universal life and variable annuity products such as Actuarial Guideline 38; restrictions on revenue sharing and 12b-1 payments; and the repeal of the federal estate tax;

•	The institution of legal or regulatory proceedings against LNC or its subsidiaries and the outcome of any legal or regulatory proceedings, such as: (a) adverse actions related to present or past business practices common in businesses in which LNC and its subsidiaries compete; (b) adverse decisions in significant actions including, but not limited to, actions brought by federal and state authorities, and extra-contractual and class action damage cases; (c) new decisions which change the law; and (d) unexpected trial court rulings;

•	Changes in interest rates causing a reduction of investment income, the margins of LNC’s fixed annuity and life insurance businesses and demand for LNC’s products;

•	A decline in the equity markets causing a reduction in the sales of LNC’s products, a reduction of asset fees that LNC charges on various investment and insurance products, an acceleration of amortization of deferred acquisition costs (“DAC”) and an increase in liabilities related to guaranteed benefit features of LNC’s variable annuity products;

•	Ineffectiveness of LNC’s various hedging strategies used to offset the impact of declines in the equity markets;

•	A deviation in actual experience regarding future persistency, mortality, morbidity, interest rates and equity market returns from LNC’s assumptions used in pricing its products, in establishing related insurance reserves, and in the amortization of intangibles that may result in an increase in reserves and a decrease in net income;

•	The effect of life settlement business on persistency assumptions used in pricing life insurance business, which may cause profitability of some business to fall below expectations and could potentially result in deficient reserves;

•	Changes in GAAP that may result in unanticipated changes to LNC’s net income;

•	Lowering of one or more of LNC’s debt ratings issued by nationally recognized statistical rating organizations, and the adverse impact such action may have on LNC’s ability to raise capital and on its liquidity and financial condition;

•	Lowering of one or more of the insurer financial strength ratings of LNC’s insurance subsidiaries, and the adverse impact such action may have on the premium writings, policy retention, and profitability of its insurance subsidiaries;

•	Significant credit, accounting, fraud or corporate governance issues that may adversely affect the value of certain investments in the portfolios of LNC’s companies requiring that LNC realize losses on such investments;

•	The impact of acquisitions and divestitures, restructurings, product withdrawals and other unusual items, including LNC’s ability to integrate acquisitions and to obtain the anticipated results and synergies from acquisitions;

•	The adequacy and collectibility of reinsurance that LNC has purchased;

•	Acts of terrorism or war that may adversely affect LNC’s businesses and the cost and availability of reinsurance;

•	Competitive conditions that may affect the level of premiums and fees that LNC can charge for its products;

•	The unknown impact on LNC’s business resulting from changes in the demographics of LNC’s client base, as aging baby-boomers move from the asset-accumulation stage to the asset-distribution stage of life;

•	Loss of key portfolio managers in the Investment Management segment, financial planners in Lincoln Financial Advisors (“LFA”) or wholesalers in Lincoln Financial Distributors (“LFD”); and

•	Changes in general economic or business conditions, both domestic and foreign, that may be less favorable than expected and may affect foreign exchange rates, premium levels, claims experience, the level of pension benefit costs and funding, and investment results.

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

EXECUTIVE SUMMARY

We are a holding company that operates multiple insurance and investment management businesses through subsidiary companies. Through our business segments, we sell a wide range of wealth protection, accumulation and retirement income products and solutions. These products include institutional and/or retail fixed annuities, variable annuities, universal life insurance, variable universal life insurance, term life insurance, mutual funds, “529” college savings plans and managed accounts.

We have four business segments: 1) Lincoln Retirement, 2) Life Insurance, 3) Investment Management and 4) Lincoln UK. We also have an “Other Operations” category that includes the financial data for the operations of LFA and LFD, our retail and wholesale distributors, and for operations that are not directly related to the business segments, unallocated corporate items (such as, corporate investment income and interest expense on short-term and long-term borrowings), and the historical results of the former Reinsurance segment, which was sold to Swiss Re in 2001, along with the ongoing amortization of deferred gain on the indemnity reinsurance portion of the transaction with Swiss Re.

Lincoln’s business model is based upon a strategic intent to be the partner of choice for accumulating, protecting and enjoying wealth. We maintain a philosophy that certain elements are necessary to achieve these objectives, and we visually depict these elements in the form of a columned structure. The first layer of the foundation of the structure is made up of our employees. Building up from that is financial and risk management, which also underlies our management and business philosophy. Talented employees and strong financial and risk management provide the foundation from which we operate and grow our company. With that as a base, there are three pillars that we focus on — product excellence, distribution reach and a powerful brand.

Product excellence is the first pillar of our business. It is important that we continually develop and provide products to the marketplace that not only meet the needs of our customers and compete effectively, but also satisfy our risk profile and meet our profitability standards. These products must be well supported with service after the sale.

In the Life Insurance segment, competitive pressures continue to depress overall revenues. However, we remain committed to maintaining our pricing discipline. Within the Retirement segment, deposits and net flows have been strong in 2005 within both the individual and employer-sponsored marketplace due to the acceptance of our varied product offering, especially our variable annuities with guaranteed minimum withdrawal benefits and i4LIFE ®, our income for life rider. In our Investment Management segment, we have also experienced increased net flows as we continue to have strong investment performance. In addition, during 2005, we have continued to enhance some of our investment classes through the addition of talented managers in large asset classes like fixed income, value, growth, and international.

Our second essential pillar is distribution reach. Because our products are complex and are generally purchased through broker-dealers and financial advisors, the ability to distribute to these marketing channels is one key to success in our industry. During the first six months of 2005, LFD, our wholesaling distribution arm, increased account penetration and its number of wholesalers. LFA, our retail distribution arm, implemented its new planner affiliation model in the first quarter of 2005. The new model is designed to bring consistency to compensation and expense charges for all LFA planners. Although we continue to believe that the new structure will be beneficial to us, our policyholders and planners, during the remainder of 2005 we believe that the loss of planners remains a risk.

We continue to expect our major challenges for the remainder of 2005 to include:

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

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expense during the reporting period. Actual results could differ from those estimates.

The following information updates the detailed discussion of our critical accounting estimates included in the MD&A in our 2004 Form 10-K.

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

Deferred Acquisition Costs, Present Value of In-Force, Deferred Sales Inducements and Deferred Front-End Loads

Statement of Financial Accounting Standards (“SFAS”) No. 97, “Accounting by Insurance Companies for Certain Long-Duration Contracts and Realized Gains and Losses on Investment Sales” requires that acquisition costs for variable annuity contracts, universal and variable universal life insurance policies be amortized over the lives of the contracts in relation to the incidence of estimated gross profits (“EGPs”) derived from the contracts. Acquisition costs are those costs that vary with and are primarily related to new or renewal business. These costs include commissions and other expenses that vary with new business volume. The costs that we defer are recorded as an asset on our balance sheet as DAC for products sold by us or PVIF for books of business acquired by us. In addition, we defer costs associated with DSI and revenues associated with DFEL. DFEL is a balance sheet liability, and when amortized, increases income. On an annual basis, in the third quarter, we perform our normal review and adjust as necessary our assumptions for prospective amortization of DAC, PVIF, DSI and DFEL. The table below presents the balances by business segment as of June 30, 2005.

June 30, 2005 (in millions)	Lincoln Retirement	Life Insurance	Investment Management	Lincoln UK	Other Operations	Total
DAC	$1,174.8	$1,714.8	$126.7	$537.0	$1.2	$3,554.5
PVIF	87.9	698.5	—	255.3	—	1,041.7
DSI	106.6	—	—	—	—	106.6

Total DAC, PVIF and DSI	1,369.3	2,413.3	126.7	792.3	1.2	4,702.8
DFEL	—	331.5	—	399.8	—	731.3

Net DAC, PVIF, DSI and DFEL	$1,369.3	$2,081.8	$126.7	$392.5	$1.2	$3,971.5

Note:	The above table also includes DAC and PVIF amortized in accordance with SFAS No. 60, “Accounting and Reporting by Insurance Enterprises.” Under SFAS No. 60, acquisition costs for traditional life insurance products, which include whole life and term life insurance contracts are amortized over periods of 10 to 30 years on either a straight-line basis or as a level percent of premium of the related policies depending on the block of business. No DAC is being amortized under SFAS No. 60 for fixed and variable payout annuities.

As more fully discussed in our 2004 Form 10-K, beginning in the fourth quarter of 2004, we enhanced our “reversion to the mean” (“RTM”) process, the process we use to compute our best estimate long-term gross growth rate assumption, to evaluate the carrying value of DAC for our variable annuity, annuity-based 401(k) and unit-linked product blocks of business. Under our enhanced RTM process, on each valuation date, future EGPs are projected using stochastic modeling of a large number of future equity market scenarios in conjunction with best estimates of lapse rates, interest margins and mortality to develop a statistical distribution of the present value of future EGPs for each of the blocks of business. The statistical distribution is designed to identify when the equity market return deviations from expected returns have become significant enough to warrant a change of the future equity return EGP assumption.

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

Given where our best estimate of EGPs for the Retirement segment was positioned in the range at June 30, 2005, if we were to assume a 9% long-term gross equity market growth assumption from June 30, 2005 forward in determining the revised EGPs, we estimate that it would result in a cumulative decrease to DAC amortization (positive DAC unlocking) of approximately $80 million pre-tax ($52 million after-tax). To further illustrate the position in the range of our best estimate of EGPs for the Retirement segment at June 30, 2005, a one-quarter equity market movement of positive 10% would bring us to the first of the two statistical ranges while a one-quarter equity market movement of positive 30% would bring us to the second of the two ranges for the Retirement segment. Subsequent equity market performance that would keep us at or move us beyond the first statistical range would likely result in positive unlocking. We estimate that a one-quarter equity market movement of negative 35% would bring us to the first of the two statistical ranges, while a one-quarter equity market movement of negative 40% would bring us to the second of the two ranges for the Retirement segment.

For a more detailed discussion of the enhanced RTM process, refer to the discussion in Critical Accounting Policies – Intangible Assets, included in our 2004 Form 10-K.

Guaranteed Minimum Benefits

During 2003 and 2004, the Lincoln Retirement segment implemented and expanded a hedging strategy designed to mitigate the risk and income statement volatility caused by changes in the equity markets, interest rates, and volatility associated with the Lincoln Smart Securitysm Advantage guaranteed minimum withdrawal benefit (“GMWB”) and our various guaranteed minimum death benefit (“GMDB”) features. The hedging strategy is designed such that changes in the value of the hedge contracts move in the opposite direction of changes in the value of the embedded derivative of the GMWB or changes in the reserve for GMDB contracts subject to the hedging strategy. Account balances covered in this hedging program combined with account balances for which there is no death benefit represent approximately 95% of total variable annuity account balances, which excludes the Alliance mutual fund business.

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

We utilize a dynamic hedging strategy for variable annuity products with a GMWB feature, which uses futures on U.S.-based equity indices to hedge against movements in the equity markets, as well as interest rate and equity derivative securities to hedge against changes in the embedded derivative associated with changes in interest rates and market implied volatilities. As of June 30, 2005, the notional amounts of the underlying hedge instruments are such that the magnitude of the change in the value of the hedge instruments due to changes in equity markets, interest rates, and implied volatilities is designed to offset the magnitude of the change in the fair value of the GMWB guarantee caused by those same factors. At June 30, 2005, the embedded derivative for GMWB was a liability valued at $20.5 million. Prior to the fourth quarter of 2004, we only hedged against movements in the equity markets. As a result of strong flows and current and possible future product enhancements, we expanded our hedging program in the fourth quarter of 2004 to cover movements in interest rates and implied volatilities.

RESULTS OF CONSOLIDATED OPERATIONS

Consolidated Results

	Three Months		Increase (Decrease) Over Prior Period	Six Months		Increase (Decrease) Over Prior Period
(in millions)	2005	2004		2005	2004
Insurance premiums	$72.6	$74.0	(2)%	$143.0	$149.6	(4)%
Insurance fees	426.8	390.2	9%	845.8	773.9	9%
Investment advisory fees	66.9	66.4	1%	126.3	129.2	(2)%
Net investment income	703.5	683.1	3%	1,363.4	1,360.6	0%
Amortization of deferred gain	19.3	18.3	5%	38.5	36.5	5%
Other revenues and fees	93.2	113.0	(18)%	167.2	174.4	(4)%
Net realized investment losses	(9.1)	(10.4)	(13)%	(12.0)	(30.5)	(61)%
Gain on sale of subsidiaries	—	24.1	(100)%	14.2	24.1	(41)%

Total Revenue	1,373.2	1,358.7	1%	2,686.4	2,617.8	3%

Insurance benefits	593.3	583.3	2%	1,165.9	1,166.6	0%
Underwriting, acquisition, insurance and other expenses	519.8	491.2	6%	1,000.2	935.5	7%
Interest and debt expenses	22.1	24.6	(10)%	44.5	47.5	(6)%

Total Benefits and Expenses	1,135.2	1,099.1	3%	2,210.6	2,149.6	3%

Income before federal income taxes	238.0	259.6	(8)%	475.8	468.2	1%
Federal income taxes	40.1	72.6	(45)%	99.0	126.2	(23)%

Income before cumulative effect of accounting changes	197.9	187.0	(6)%	376.8	342.0	10%
Cumulative effect of accounting changes	—	—	NM	—	(24.5)	100%

Net Income	$197.9	$187.0	(6)%	$376.8	$317.5	19%

Items Included in Net Income (after-tax):
Realized loss on investments and derivative instruments	$(2.7)	$(13.4)		$(7.3)	$(23.7)
Gain on sale of subsidiaries	—	15.7		9.3	15.7
Restructuring charges	(15.0)	(3.5)		(16.3)	(10.9)
Net gain (loss) on reinsurance embedded derivative/trading securities	(3.3)	6.7		(0.5)	4.0
Reserve development, net of related amortization on business sold through indemnity reinsurance	0.2	0.2		0.4	0.4
Cumulative effect of accounting changes	—	—		—	(24.5)

NM - Not Meaningful

The table below provides a detailed comparison of items included within realized gain (loss) on investments and derivatives.

	Three Months		Increase (Decrease) Over Prior Period	Six Months		Increase (Decrease) Over Prior Period
Periods ended June 30, (in millions)	2005	2004		2005	2004
Realized gains on investments	$33.8	$28.6	18%	$60.5	$67.1	(10)%
Realized losses on investments	(16.9)	(39.9)	(58)%	(36.7)	(66.9)	(45)%
Realized losses on derivative instruments	(4.4)	(3.8)	16%	(2.8)	(8.8)	(68)%
Amounts amortized to balance sheet accounts	(14.1)	(3.1)	355%	(27.5)	(22.8)	21%
Market adjustment reinsurance embedded derivative/trading securities	(5.1)	10.2	NM	(0.7)	6.0	NM
Investment expenses	(2.4)	(2.4)	(4)%	(4.8)	(5.1)	(6)%

Net loss on investments and derivative instruments	$(9.1)	$(10.4)	(13)%	$(12.0)	$(30.5)	(61)%

Write-downs for other-than-temporary impairments included in realized losses on investments above	$(2.4)	$(18.6)	(87)%	$(11.6)	$(28.1)	(59)%

Following are deposits and net flows by business segment. For additional detail of deposit and net flow information, see the discussion in “Results of Operations by Segment” below:

	Three Months			Six Months
Periods Ended June 30, (in billions)	2005	2004	Increase (Decrease) Over Prior Period	2005	2004	Increase (Decrease) Over Prior Period
Deposits:
Lincoln Retirement	$2.529	$2.203	15%	$5.167	$4.426	17%
Life Insurance	0.527	0.507	4%	1.039	1.009	3%
Investment Management (including both retail and institutional deposits) (1)
Domestic	9.885	3.488	183%	15.053	7.143	111%
London-based International Investment Unit(2)	—	1.960	(100)%	—	3.379	(100)%
Consolidating Adjustments (3)	(0.264)	(0.213)	24%	(0.561)	(0.504)	11%

Total Deposits	$12.677	$7.945	60%	$20.698	$15.453	34%

Net Flows:
Lincoln Retirement	$0.857	$0.700	22%	$1.632	$1.412	16%
Life Insurance	0.309	0.291	6%	0.569	0.539	6%
Investment Management (including both retail and institutional net flows) (1)
Domestic	6.439	1.003	542%	9.235	2.543	263%
London-based International Investment Unit(2)	—	1.657	(100)%	—	2.745	(100)%
Consolidating Adjustments (3)	0.014	0.059	(76)%	0.034	0.002	1,600%

Total Net Flows	$7.619	$3.710	105%	$11.470	$7.241	58%

	As of June 30,		As of December 31, 2004	Increase (Decrease) Over Prior Period	Increase (Decrease) Over Prior Year
(in billions)	2005	2004
Assets Under Management by Advisor (4)
Investment Management (1):
External Assets	$66.0	$69.7	$56.0	(5)%	18%
Insurance-related Assets	45.2	42.5	44.0	6%	3%
Lincoln UK	8.3	7.8	8.6	6%	(3)%
Within Business Units (Policy Loans)	1.9	1.9	1.9	—%	—%
By Non-LNC Entities	34.6	29.4	33.8	18%	2%

	$156.0	$151.3	$144.3	3%	8%

(1)	For additional detail of deposit and net flow information see the discussion in “Results of Operations by Segment” below.
(2)	In September 2004, we completed the sale of our London-based international investment management unit (“DIAL”), which had assets under management of $22.1 billion at the date of sale that were transferred to the acquirer. For additional information see “Results of Operations by Segment—Investment Management” segment discussion. Assets under management include assets sub-advised for us by unaffiliated parties, including DIAL’s acquirer. As a result of the sale of DIAL, the amount of total sub-advised assets was $17.9 billion, or 16% of the Investment Management segment’s assets under management at June 30, 2005, compared to $4.3 billion, or 4%, at June 30, 2004.
(3)	Consolidating adjustments represent the elimination of deposits and net flows on products affecting more than one segment.
(4)	Assets under management by advisor provide a breakdown of assets that we manage or administer either directly or through unaffiliated third parties. These assets represent our investments, assets held in separate accounts and assets that we manage or administer for individuals or other companies. We earn insurance fees, investment advisory fees or investment income on these assets.

Comparison of Three and Six Months Ended June 30, 2005 to 2004

Revenues

The increase in insurance fees and investment advisory fees in the second quarter and first six months of 2005 primarily reflects growth in deposits and assets under management, and to a lesser extent, the effects of favorable equity market performance. Excluding the effects of the DIAL sale, assets under management increased 20% as a result of positive net flows throughout 2004 and the first six months of 2005. The average level of the equity markets was higher in 2005, compared to 2004, resulting in higher fee income for the Lincoln Retirement segment. Excluding the impact of dividends, the S&P 500 index increased 4.4% and the average daily S&P index increased 5.2% in the first six months of 2005, compared to the same 2004 period.

Net realized losses on investments for the second quarter and first six months of 2005 declined $1.3 million and $18.5 million from the same periods last year. Favorable credit markets resulted in lower losses from sales of available-for-sale securities, and rising interest rates resulted in gains in the first six months of 2005 on the reinsurance-related derivative instrument, compared to losses in the same 2004 period. Additional details on our investment performance are provided in the “Consolidated Investments” section below.

Revenues for the six months ended June 30, 2005 include a gain on sale of subsidiaries of $14.2 million pre-tax from an agreement to settle in full the residual contingent payments resulting from the arrangement to outsource Lincoln UK’s back-office operations to Capita Life and Pension Services Limited, a subsidiary of Capita Group Plc, (“Capita”) the outsourcing firm for Lincoln UK’s customer and policy administration functions. The gain on the sale of subsidiaries included in the second quarter of 2004 reflects a $10.2 million pre-tax gain on the exercise of a put option arising from the Capita arrangement (see Note 7 to the Consolidated Financial Statements in our 2004 Form 10-K for additional information) and $13.8 million from the sale of LFA’s employee benefits marketing business.

The increase in net investment income for the second quarter of 2005, compared to the same period in 2004, primarily reflects fees received from standby real estate equity commitments of $26 million and favorable partnership earnings in the second quarter of 2005 as well as the favorable effect of asset growth from net flows. Offsetting the favorable effects of these items for the first six months of 2005, compared to the same 2004 period, was the first quarter 2004 receipt of $21.9 million of contingent interest on mortgage loans on real estate previously owned by us and declining portfolio yields.

Expenses

Consolidated expenses increased $19.9 million, or 2%, and $45.0 million, or 2%, for the second quarter and first six months of 2005, compared to the same periods in 2004. Expenses were higher in the Lincoln Retirement, Life Insurance and Investment Management business segments. The increase resulted from growth in our business partially offset by the effect of spread management through lower crediting rates on interest-sensitive business, movements from fixed to variable annuity products, and a reduction in the level of GMDB benefits. In addition, expenses were higher from the amortization of DAC, PVIF, and DSI on a consolidated basis. The impact varied by segment. See “Results of Operations by Segment” below for further discussion by segment.

Restructuring charges were $15.0 million and $16.3 million for the three and six months ended June 30, 2005, compared to $3.5 million and $10.9 million for the same periods last year, resulting from expense initiatives undertaken by us during 2003 to improve operational efficiencies and costs associated with LFA’s 2005 plan to realign its field management and financial planning support areas. See Note 11 to our Consolidated Financial Statements for additional information on restructuring charges.

Federal income tax expense included reductions of $23.5 million for the second quarter and $29.3 million for the first six months of 2005 related to partial releases of a deferred tax valuation allowance in our Barbados insurance company. This reduction is included in Other Operations. We believe that it is more likely than not that the remaining tax benefits of $17.5 million associated with the net operating losses of the Barbados insurance subsidiary will be realized. Future adjustments to the remaining valuation allowance will be apportioned to the remaining quarters of 2005 through an adjustment to the annual effective tax rate

RESULTS OF OPERATIONS BY SEGMENT

In this MD&A, in addition to providing consolidated revenues and net income (loss), we also provide segment operating revenue and income (loss) from operations because we believe they are meaningful measures of revenues and the profit or loss generated by our operating segments. Operating revenue is GAAP revenue excluding realized gains and losses on investments and derivative instruments, gains and losses on reinsurance embedded derivative/trading securities, gains and losses on sale of subsidiaries/businesses and amortization of deferred gain arising from reserve development. Income (loss) from operations, which is GAAP net income (loss) excluding net realized investment gains and losses, losses on early retirement of debt, restructuring charges, reserve development net of related amortization on business sold through reinsurance and cumulative effect of accounting changes. Operating revenue and income (loss) from operations are the financial performance measures used by our management and Board of Directors to evaluate and assess the results of our segments. Accordingly, we report income (loss) from operations by segment in Note 7 to our Consolidated Financial Statements as required by SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” Our management and Board of Directors believe that income (loss) from operations explains the results of our ongoing businesses in a manner that allows for a better understanding of the underlying trends in our current businesses because net realized investment gains and losses, restructuring charges, reserve development net of related amortization on business sold through reinsurance and cumulative effect of accounting changes are unpredictable and not necessarily indicative of current operating fundamentals or future performance of the business segments, and in many instances, decisions regarding these items do not necessarily relate to the operations of the individual segments. Income (loss) from operations does not replace net income (loss) as the GAAP measure of our consolidated results of operations.

Below is a reconciliation of our segment revenue and income from operations to our consolidated revenue and net income:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2005	2004	2005	2004
Revenue:
Segment Operating Revenue:
Lincoln Retirement	$573.0	$534.4	$1,111.6	$1,062.4
Life Insurance	497.3	484.8	981.5	968.1
Investment Management (1)	138.0	139.0	268.3	274.2
Lincoln UK	78.4	81.0	153.1	157.1
Other Operations	248.2	204.9	491.8	408.6
Consolidating adjustments	(152.9)	(99.4)	(322.9)	(247.0)
Net realized investment results (2)	(9.1)	13.7	2.3	(6.4)
Reserve development net of related amortization on business sold through reinsurance	0.3	0.3	0.7	0.7

Total	$1,373.2	$1,358.7	$2,686.4	$2,617.7

Net Income:
Segment Income from Operations:
Lincoln Retirement	$119.4	$101.8	$218.1	$204.0
Life Insurance	75.8	76.2	143.6	150.9
Investment Management	3.9	13.4	11.2	25.9
Lincoln UK	10.3	10.7	20.4	16.9
Other Operations	9.3	(20.7)	(2.1)	(41.0)
Other Items (3)	(15.0)	(3.5)	(16.3)	(10.9)
Net realized investment results (4)	(6.0)	8.9	1.5	(4.2)
Reserve development net of related amortization on business sold through reinsurance	0.2	0.2	0.4	0.4

Income before cumulative effect of accounting change	197.9	187.0	376.8	342.0
Cumulative effect of accounting change	—	—	—	(24.5)

Net Income	$197.9	$187.0	$376.8	$317.5

(1)	Revenues for the Investment Management segment include inter-segment revenues for asset management services provided to our other segments. These inter-segment revenues totaled $24.6 million and $26.1 million for the three months ended June 30, 2005 and 2004, respectively, and $49.4 million and $52.6 million for the six months ended June 30, 2005 and 2004, respectively.
(2)	Includes realized losses on investments and derivatives of $4.0 million and $20.6 million for the three months ended June 30, 2005 and 2004, respectively; gain (loss) on reinsurance embedded derivative/trading securities of $(5.1) million and $10.3 million for the three months ended June 30, 2005 and 2004, respectively; and gain on sale of subsidiaries/businesses of $24.1 million for the three months ended June 30, 2004. Includes realized losses on investments of $11.3 million and $36.5 million for the six months ended June 30, 2005 and 2004, respectively; gain (loss) on reinsurance embedded derivative/trading securities of $(0.7) million and $6.1 million for the six months ended June 30, 2005 and 2004, respectively; and gain on sale of subsidiaries/businesses of $14.2 million and $24.1 million for the six months ended June 30, 2005 and 2004, respectively.
(3)	Represents restructuring charges.
(4)	Includes realized losses on investments and derivatives of $2.7 million and $13.4 million for the three months ended June 30, 2005 and 2004, respectively; gain (loss) on reinsurance embedded derivative/trading securities of $(3.3) million and $6.7 million for the three months ended June 30, 2005 and 2004, respectively; and gain on sale of subsidiaries/businesses of $15.6 million for the three months ended June 30, 2004. Includes realized losses on investments and derivatives of $7.3 million and $23.7 million for the six months ended June 30, 2005 and 2004, respectively; gain (loss) on reinsurance embedded derivative/trading securities of $(0.5) million and $3.9 million for the six months ended June 30, 2005 and 2004, respectively; and gain on sale of subsidiaries/businesses of $9.3 million and $15.6 million for the six months ended June 30, 2005 and 2004, respectively.

Lincoln Retirement

	Three Months		Increase (Decrease) Over Prior Period	Six Months		Increase (Decrease) Over Prior Period
Operating Summary for the Periods Ended June 30, (in millions)	2005	2004		2005	2004
Operating Revenues:
Insurance premiums	$7.8	$7.4	5%	$18.3	$13.9	32%
Insurance fees	180.0	146.9	23%	352.0	290.1	21%
Net investment income	386.8	382.4	1%	744.2	761.4	(2)%
Other revenues and fees	(1.6)	(2.3)	(30)%	(2.9)	(3.0)	(3)%

Total Operating Revenues	573.0	534.4	7%	1,111.6	1,062.4	5%

Operating Expenses:
Insurance benefits	256.2	250.2	2%	504.0	503.0	0%
Underwriting, acquisition, insurance and other expenses	158.2	150.4	5%	321.6	292.0	10%

Total Operating Expenses	414.4	400.6	3%	825.6	795.0	4%

Income from operations before taxes	158.6	133.8	19%	286.0	267.4	7%

Federal income taxes	39.2	32.0	23%	67.9	63.4	7%

Income from Operations	$119.4	$101.8	17%	$218.1	$204.0	7%

June 30, (in billions)	2005	2004	Increase Over Prior Period
Account Values
Variable Annuities	$42.3	$36.1	17%

Fixed Annuities	21.5	21.4	—%
Reinsurance Ceded	(2.3)	(2.3)	—%

Total Fixed Annuities	19.2	19.1	—%

Total Annuity Account Values	61.5	55.2	11%
Alliance Mutual Funds	3.4	2.3	48%

Total Annuities and Alliance Account Values	$64.9	$57.5	13%

Fixed Portion of Variable	9.7	9.7	—%

	Three Months			Six Months
June 30, (in billions)	2005	2004	Increase (Decrease) over Prior Period	2005	2004	Increase Over Prior Period
Average Daily Variable Account Values	$41.0	$35.4	16%	$40.7	$35.2	16%
Average Daily Alliance Mutual Fund Account Values	$3.3	$3.2	50%	$3.2	$2.2	45%

Income from Operations Variances—Increase (Decrease)

in the Period From Prior Year Period

	Period Ended June 30, 2005
(in millions, after-tax, after DAC)	Three Months	Six Months
Increase in Income from Operations	$17.6	$14.1

Significant Changes in Segment Income from Operations:
Effects of Equity Markets – Fee income	3.1	5.8
Increase in fee income from variable annuity and Alliance Mutual fund net flows (net of DAC)	6.8	12.8
Investment margins (including earnings on investment partnerships) (net of DAC)	(3.9)	(6.3)
Standby real estate equity commitments	12.5	12.5
Contingent interest (net of DAC)	—	(6.5)
Deferred sales inducements	(2.2)	(3.3)

Net Flows

	Three Months			Six Months
Periods ended June 30, (in billions)	2005	2004	Improvement (Decline) Over Prior Period	2005	2004	Improvement (Decline) Over Prior Period
Variable Portion of Annuity Deposits	$1.513	$1.237	22%	$2.991	$2.393	25%
Variable Portion of Annuity Withdrawals	(1.018)	(0.973)	(5)%	(2.030)	(1.903)	(7)%

Variable Portion of Annuity Net Flows	0.495	0.264	88%	0.961	0.490	96%

Fixed Portion of Variable Annuity Deposits	0.613	0.530	16%	1.155	0.982	18%
Fixed Portion of Variable Annuity Withdrawals	(0.328)	(0.253)	(30)%	(0.653)	(0.555)	(18)%

Fixed Portion of Variable Annuity Net Flows	0.285	0.277	3%	0.502	0.427	18%

Total Variable Annuity Deposits	2.126	1.767	20%	4.146	3.375	23%
Total Variable Annuity Withdrawals	(1.346)	(1.226)	(10)%	(2.683)	(2.458)	(9)%

Total Variable Annuity Net Flows	0.780	0.541	44%	1.463	0.917	60%

Fixed Annuity Deposits	0.181	0.249	(27)%	0.378	0.613	(38)%
Fixed Annuity Withdrawals	(0.304)	(0.262)	(16)%	(0.757)	(0.530)	(43)%

Fixed Annuity Net Flows	(0.123)	(0.013)	NM	(0.379)	0.083	NM

Total Annuity Deposits	2.307	2.016	14%	4.524	3.988	13%
Total Annuity Withdrawals	(1.650)	(1.488)	(11)%	(3.440)	(2.988)	(15)%

Total Annuity Net Flows	0.657	0.528	24%	1.084	1.000	8%

Total Alliance Mutual Fund Deposits	0.222	0.187	19%	0.643	0.438	47%
Total Alliance Mutual Fund Withdrawals	(0.022)	(0.015)	(47)%	(0.095)	(0.026)	NM

Total Alliance Mutual Fund Net Flows	0.200	0.172	16%	0.548	0.412	33%

Total Annuity and Alliance Deposits	2.529	2.203	15%	5.167	4.426	17%
Total Annuity and Alliance Withdrawals	(1.672)	(1.503)	(11)%	(3.535)	(3.014)	(17)%

Total Annuity and Alliance Net Flows	$0.857	$0.700	22%	$1.632	$1.412	16%

Annuities Incremental Deposits	$2.256	$1.961	15%	$4.417	$3.875	14%
Alliance Mutual Fund Incremental Deposits	0.222	0.187	19%	0.643	0.438	47%

Total Annuities and Alliance Incremental Deposits (1)	$2.478	$2.148	15%	$5.060	$4.313	17%

(1)	Incremental Deposits represent gross deposits reduced by transfers from other Lincoln Retirement products.

New Deposits

	Three Months			Six Months
Periods Ended June 30, (in billions)	2005	2004	Improvement (Decline) Over Prior Period	2005	2004	Improvement (Decline) Over Prior Period
Individual Annuities
Variable	$1.837	$1.482	24%	$3.567	$2.800	27%
Fixed	0.041	0.122	(66)%	0.093	0.316	(71)%

Total Individual Annuities	1.878	1.604	17%	3.660	3.116	17%

Employer-Sponsored Products
Variable	0.289	0.285	1%	0.579	0.575	1%
Fixed	0.026	0.031	(16)%	0.046	0.062	(26)%

Total Employer-Sponsored Annuities – excluding Alliance	0.315	0.316	—%	0.625	0.637	(2)%
Fixed – Alliance	0.114	0.096	19%	0.239	0.235	2%

Total Employer-Sponsored Annuities	0.429	0.412	4%	0.864	0.872	(1)%
Alliance Mutual Funds	0.222	0.187	19%	0.643	0.438	47%

Total Employer-Sponsored Products	0.651	0.599	9%	1.507	1.310	15%

Total Annuity and Alliance Deposits
Variable	2.348	1.954	20%	4.789	3.813	26%
Fixed	0.181	0.249	(27)%	0.378	0.613	(38)%

Total Annuities and Alliance	$2.529	$2.203	15%	$5.167	$4.426	17%

Total Alliance Program Deposits	$0.336	$0.283	19%	$0.882	$0.673	31%

Average Fixed Annuity Account Values	$20.5	$20.3		$20.5	$20.3

Interest Rate Margins

	Three Months			Six Months
Periods Ended June 30,	2005	2004	Change in Rate Over Prior Period (basis points)	2005	2004	Change in Rate Over Prior Period (basis points)
Net investment income yield	6.06%	6.34%	(28)	6.05%	6.38%	(33)
Interest rate credited to policyholders	3.81%	3.93%	(12)	3.82%	3.95%	(14)

Interest rate margin	2.25%	2.41%	(16)	2.23%	2.43%	(19)
Effect on yield and interest rate margin
Commercial mortgage loan prepayment and bond makewhole premiums	0.09%	0.38%		0.09%	0.22%
Contingent interest	—%	—%		—%	0.13%

Interest rate margin adjusted for above items	2.16%	2.03%		2.14%	2.08%

Effect on income from operations (after-tax, after DAC) (in millions)
Commercial mortgage loan prepayment and bond makewhole premiums	$1.6	$8.7		$3.5	$10.2
Contingent interest	—	—		—	6.5

Effect on income from operations	$1.6	$8.7		$3.5	$16.7

Comparison of Three and Six Months Ended June 30, 2005 to 2004

Revenues

Insurance fees increased in the second quarter and first six months of 2005 compared to the same periods in 2004 as a result of increases in average daily variable annuity account values. The increase in account values reflects cumulative positive net flows and improvement in the equity markets between periods. The average S&P 500 Index was 5% higher for the second quarter and first six months of 2005, compared to the same periods in 2004. Variable product sales were up 20% for the second quarter and 23% for the first six months of 2005 over the same 2004 periods while fixed product sales were down from the same periods in the previous year.

New deposits are an important component of our effort to grow the annuity business. In the past several years, we have concentrated our efforts on both product and distribution breadth. Annuity deposits increased significantly for the second quarter and first six months of 2005 compared to the same 2004 periods, with growth in both the individual variable annuity business and variable products within the employer-sponsored business.

The growth in individual variable annuity deposits was a result of continued strong sales of the Lincoln Smart Securitysm Advantage benefit and expansion of the wholesaling force in LFD. Lincoln ChoicePlussm and American Legacy variable annuity gross deposits were up 29% for the first six months of 2005 to $3.5 billion, compared to $2.7 billion for the first six months of 2004.

Individual fixed annuity deposits experienced a decline for the second quarter and first six months of 2005 compared to the same periods in 2004, primarily due to the continued low interest rate environment. We approached the fixed annuity marketplace on an opportunistic basis throughout 2004 and into 2005, generally offering rates that are consistent with our required spreads. In the current interest rate environment, we expect this trend of lower fixed annuity deposits to continue.

Significant deposit growth in the employer-sponsored business has come through our Alliance program. The Alliance program bundles our traditional annuity products with mutual funds, along with recordkeeping and employee education components. We earn fees for the services we provide to mutual fund accounts and investment margins on fixed annuities of Alliance program accounts. Alliance program deposits were $336 million and $882 million (including Alliance program fixed annuity deposits) in the second quarter and first six months of 2005, increases of 19% and 31% from the same 2004 periods. These amounts associated with the Alliance mutual fund program are not included in the separate accounts reported in our Consolidated Balance Sheets. Our traditional annuity products in the employer-sponsored business show a modest decrease of 2% over the first six months of the previous year.

The other component of net flows is retention of the business. One of the key assumptions in pricing a product is the account persistency, often referred to as the lapse rate. The lapse rate compares the amount of withdrawals to the retained account values. One way to measure a company’s success in retaining assets is to look at the overall level of withdrawals from period to period. However, this alone does not tell the whole story. By comparing actual lapse rates to the rates assumed in designing the annuity product, it is possible to gauge the impact of persistency on profitability. Overall lapse rates were 8.9% and 9.5% for the three and six months ended June 30, 2005, compared to 8.5% and 8.9% for the same periods in 2004. Overall lapse rates have been more favorable than the level of persistency assumed in product pricing. The increase in the first six months of 2005 is due to three large employer-sponsored case withdrawals aggregating $121 million in the first quarter of 2005. In addition, as described above, we experienced an increase in the second quarter and first six months of 2005 in deposits within the employer-sponsored business’ Alliance program, compared to the same periods last year. The persistency of the employer-sponsored business tends to be higher than in the individual annuity marketplace as employer-sponsored products involve systematic deposits and are part of an overall employee benefit plan which are generally not subject to the level of exchange activity typically experienced in the individual marketplace.

Net investment income increased $4.5 million and decreased $17.2 million for the second quarter and first six months of 2005, compared to the same periods last year. Net investment income for the second quarter of 2005 includes $19.3 million of fees for standby real estate equity commitments and $13.4 million higher income for partnerships. Although fixed annuity account values increased during 2005 from net flows and investment income, lower investment portfolio rates in 2005 and $13.0 million of contingent interest income received in the first six months of 2004 contributed to the decrease in investment income for the 2005 six month period. Net investment income included $4.1 million and $8.3 million from commercial mortgage loan prepayment and bond makewhole premiums, for the second quarter and first six months of 2005, respectively, compared to $19.5 million and $23.1 million of prepayment premiums for the same periods in 2004.

When analyzing the impact of net investment income, it is important to understand that a portion of the investment income earned is credited to the policyholders of our fixed annuity products. The interest credited to policyholders is included in the segment’s expenses. Annuity product interest rate margins represent the excess of the yield on earning assets over the average crediting rate. The yield on earning assets is calculated as net investment income on fixed product investment portfolios divided by average earning assets. The average crediting rate is calculated using interest credited on annuity products less bonus credits and excess interest on policies with the dollar cost averaging feature, divided by the average fixed account values net of coinsured account values. Fixed account values reinsured under modified coinsurance agreements are included in account values for this calculation. As a result of crediting rate actions we took in 2003 through the second quarter of 2005, interest credited to policyholder balances decreased for the three and six months ended June 30, 2005, compared to the same 2004 periods.

The interest rate margin table above summarizes the effect of changes in the portfolio yield, credited rate to policyholders, as well as the impact of contingent interest and prepayment premiums on the segment’s results on an after-DAC, after-tax basis. Although the net investment income yield declined year over year, we were able to reduce crediting rates to substantially offset this decrease. The interest rate margin decreased to 2.25% for the second quarter and 2.23% for the first six months of 2005 from 2.41% and 2.43%, respectively, for the same periods last year. After removing the effects of the contingent interest and prepayment premiums, the interest rate margin improved modestly to 2.16% for the second quarter and 2.14% for the first six months of 2005, compared to 2.03% and 2.08% for the same periods last year. We expect a reduction of 4 to 5 basis points (pre-DAC and pre-tax) per quarter in interest rate margins in 2005, which is expected to reduce income by approximately $0.5 million, after-tax after DAC, in the remaining quarters of 2005. This assumes a 50 basis point annual improvement in new money investment rates that there are no significant changes in net flows in or out of our fixed accounts or other changes which may cause interest rate margins to differ from our expectation. For information on interest rate margins and the interest rate risk due to falling interest rates, see “Item 3 - Quantitative and Qualitative Disclosures About Market Risk” of this Form 10-Q.

Expenses

Insurance benefits include interest credited to policyholders of $206.4 million and $411.1 million in the second quarter and first six months of 2005, compared to $208.0 million and $415.8 million for the same periods in 2004. The reductions in 2005 were a result of actions taken to lower crediting rates commensurate with the reduction in the overall investment yield. Refer to the table above for the interest rate credited to policyholders.

Also included in insurance benefits are the costs associated with guaranteed benefits included within variable annuities with the GMDB or GMWB riders. The effect of increases in net reserve and benefit payments during the second quarter and first six months of 2005 attributable to these guaranteed benefits was partially offset by the favorable results of the expanded hedge program implemented during the third quarter of 2004 such that the period over period variances on an after-DAC and after-tax basis were not significant.

At June 30, 2005, Lincoln Retirement’s net amount at risk (“NAR”) was $0.8 billion. The GAAP and statutory reserves related to contracts with a GMDB feature were $24.4 million and $50.1 million, respectively. The comparable amounts at December 31, 2004 were a NAR of $0.8 billion, GAAP reserves of $18.2 million and statutory reserves of $46.4 million. At any point in time, the NAR is the difference between the potential death benefit payable and the total account value, with a floor of zero (when account values exceed the potential death benefit there is no amount at risk). Accordingly, the NAR represents the maximum amount Lincoln Retirement would have to pay if all policyholders died. In evaluating the GMDB exposures that exist within our variable annuity business relative to industry peers, it is important to distinguish between the various types of GMDB features, and other factors such as average account values, average amounts of NAR, and the age of contractholders. The following table and discussion provides this information for our variable annuity business as of June 30, 2005:

	Type of GMDB Feature
	Return of Premium	High Water Mark	Roll-up	No GMDB	Total
Variable Annuity Account Value (billions)	$29.2	$16.7	$0.3	$5.9	$52.1
% of Total Annuity Account Value	56.0%	32.0%	0.6%	11.4%	100.0%
Average Account Value (thousands)	$41.9	$85.4	$114.6	$58.6	$52.5
Average NAR (thousands)	$2.9	$9.1	$13.2	N/A	$5.9
NAR (billions)	$0.2	$0.6	$—	N/A	$0.8
Average Age of Contract Holder	53	63	65	61	56
% of Contract Holders > 70 Years of Age	11.8%	28.7%	36.0%	26.3%	17.2%

We have variable annuity contracts containing GMDBs that have a dollar for dollar withdrawal feature. Under such a feature, withdrawals reduce both current account value and the GMDB amount on a dollar for dollar basis. For contracts containing this dollar for dollar feature, the account holder could withdraw a substantial portion of their account value resulting in a GMDB that is multiples of the current account value. Our exposure to this dollar for dollar risk is somewhat mitigated by the fact that we do not allow for partial 1035 exchanges on non-qualified contracts. To take advantage of the dollar for dollar feature, the contractholder must take constructive receipt of the withdrawal and pay any applicable surrender charges. We report the appropriate amount of the withdrawal that is taxable to the Internal Revenue Service, as well as indicating whether or not tax penalties apply under the premature distribution tax rules. We closely monitor the dollar for dollar withdrawal GMDB exposure and work with key broker dealers that distribute our variable annuity products. The GMDB feature offered on new sales is a pro-rata GMDB feature whereby each dollar of withdrawal reduces the GMDB benefit in proportion to the current GMDB to account value ratio. As of June 30, 2005, there were 770 contracts for which the death benefit to account value ratio was greater than ten to one. The NAR on these contracts was $51.5 million.

Life Insurance

	Three Months			Six Months
Operating Summary for the Periods Ended June 30, (in millions)	2005	2004	Increase (Decrease) Over Prior Period	2005	2004	Increase (Decrease) Over Prior Period
Operating Revenues:
Insurance premiums	$47.9	$48.3	(1)%	$93.5	$96.1	(3)%
Insurance fees	192.0	193.4	(1)%	386.2	385.5	0%
Net investment income	249.2	234.8	6%	485.4	470.5	3%
Other revenues and fees	8.2	8.3	(1)%	16.4	16.0	3%

Total Operating Revenues	497.3	484.8	3%	981.5	968.1	1%

Operating Expenses:
Insurance benefits	268.6	267.0	1%	530.2	527.7	0%
Underwriting, acquisition, insurance and other expenses	116.7	105.4	7%	239.6	217.7	10%

Total Operating Expenses	385.3	372.4	3%	769.8	745.4	3%

Income from operations before taxes	112.0	112.4	0%	211.7	222.7	(5)%

Federal income taxes	36.2	36.2	0%	68.1	71.8	(5)%

Income from Operations	$75.8	$76.2	(1)%	$143.6	$150.9	(5)%

Income from Operations Variances—Increase (Decrease)

in the Period From Prior Year Period

	Periods Ended June 30, 2005
(in millions, after-tax)	Three Months	Six Months
Decrease in Income from Operations	$(0.4)	$(7.3)

Significant Changes in Segment Income from Operations:
DAC/PVIF/DFEL
Retrospective unlocking	(1.0)	(3.3)
Amortization	(3.1)	(5.3)
Mortality (net of DAC)	(0.2)	(1.2)
Investment margins (including earnings on investment partnerships)	2.8	5.7
Standby real estate equity commitments	3.7	3.7
Contingent interest	—	(3.7)
Operating and administrative expenses	(2.6)	(3.0)

	Three Months			Six Months
Periods Ended June 30,	2005	2004	Increase (Decrease) Over Prior Period	2005	2004	Increase (Decrease) Over Prior Period
First Year Premiums—by Product (in millions)
Universal Life (“UL”)
Excluding MoneyGuardsm	$104.1	$100.7	3%	$191.2	$196.4	(3)%
MoneyGuardsm	53.4	61.1	(13)%	102.7	117.2	(12)%

Total Universal Life	157.5	161.8	(3)%	293.9	313.6	(6)%
Variable Universal Life (“VUL”)	23.8	17.7	34%	49.7	40.2	24%
Whole Life	8.3	7.6	9%	16.1	18.4	(13)%
Term	8.6	10.7	(20)%	17.8	21.1	(16)%

Total Retail	198.2	197.8	—%	377.5	393.3	(4)%
Corporate Owned Life Insurance (“COLI”)	10.2	9.8	4%	35.0	24.1	45%

Total First Year Premiums	$208.4	$207.6	—%	$412.5	$417.4	(1)%

Net Flows (in billions)
Deposits	$0.527	$0.507	4%	$1.039	$1.009	3%
Withdrawals & Deaths	(0.218)	(0.216)	1%	(0.470)	(0.470)	—%

Net Flows	$0.309	$0.291	6%	$0.569	$0.539	6%

Policyholder Assessments	$(0.290)	$(0.271)	7%	$(0.577)	$(0.537)	7%

June 30, (in billions)	2005	2004	Increase (Decrease)
Account Values
Universal Life	$9.9	$9.3	6%
Variable Universal Life	2.6	2.3	13%
Interest-Sensitive Whole Life (“ISWL”)	2.2	2.2	—%

Total Life Insurance Account Values	$14.7	$13.8	7%

In Force—Face Amount
Universal Life and Other*	$133.3	$130.3	2%
Term Insurance	180.7	162.9	11%

Total In-Force	$314.0	$293.2	7%

Net Amount at Risk
Universal Life and Other	$116.3	$114.2	2%
Term Insurance	179.8	162.2	11%

Total Net Amount at Risk	$296.1	$276.4	7%

*	Includes COLI of $7.3 billion and $6.6 billion at June 30, 2005 and 2004, respectively.

Interest Rate Margins

	Three Months			Six Months
Periods Ended June 30,	2005	2004	Change in Rate Over Prior Period Increase (Decrease)	2005	2004	Change in Rate Over Prior Period Increase (Decrease)
			Basis points			Basis points
Interest Sensitive Products
Net investment income yield	6.35%	6.70%	(35)	6.34%	6.78%	(44)
Interest rate credited to policyholders	4.64%	4.89%	(25)	4.70%	4.93%	(23)

Interest rate margin	1.71%	1.81%	(10)	1.64%	1.85%	(21)
Effect on Yield and Interest Rate Margin
Commercial mortgage loan prepayment and bond makewhole premiums	0.12%	0.32%	(20)	0.06%	0.20%	(14)
Contingent interest	—%	—%	—	—%	0.13%	(13)

Interest rate margin, excluding the above items	1.59%	1.49%	10	1.58%	1.52%	6

Effect on Income from Operations (After-tax, after DAC) (in millions)
Commercial mortgage loan prepayment and bond makewhole premiums	$1.2	$3.0		$1.2	$3.6
Contingent interest	—	—		—	2.1

Effect on income from operations	$1.2	$3.0		$1.2	$5.7

Traditional Products
Net investment income yield	6.50%	6.61%	(11)	6.46%	6.96%	(50)

Effect on Yield
Commercial mortgage loan prepayment and bond makewhole premiums	0.12%	0.05%	7	0.08%	0.03%	5
Contingent interest	—%	—%	—	—%	0.36%	(36)

Net investment income yield after adjusted for above items	6.38%	6.56%	(18)	6.38%	6.57%	(19)

Effect on Income from Operations (After-tax) (in millions)
Commercial mortgage loan prepayment and bond makewhole premiums	$0.3	$0.1		$0.4	$0.1
Contingent interest	—	—		—	1.6

Effect on income from operations	$0.3	$0.1		$0.4	$1.7

Comparison of Three and Six Months Ended June 30, 2005 to 2004

Revenues, First Year Premium, In-force and Net Amount at Risk

Overall revenues for the second quarter and first six months of 2005 increased modestly from the same 2004 periods. Net investment income, which is explained below, was the primary driver of the increases. Insurance fees include surrender charges, mortality assessments and expense assessments. Revenues from insurance fees declined 1% for the second quarter and increased modestly for the first six months of 2005, compared to the same 2004 periods, primarily reflecting lower surrender charge revenue partially offset by higher mortality assessments. The decline in surrender charge revenue was due to more favorable persistency resulting in higher business in force, which should favorably affect future revenues. Mortality assessments increased $3.1 million and $7.9 million for the second quarter and first six months of 2005, or 3% for each period, compared to the same 2004 periods. This growth is in line with the growth in UL and Other face amount in-force, and NAR (Other includes VUL, whole life, ISWL and COLI; UL and Other products are referred to as permanent products). Mortality assessments are comprised of cost of insurance assessments (“COI”) and are charged to policyholders in relation to the NAR less the cost of reinsurance premiums that we pay for reinsurance coverage. In recent years, we have reinsured a larger percentage of the mortality risk on our business than in the past. As older business with a lower percentage of reinsurance has run off, this has had the effect of slowing the growth of revenues from net mortality assessments.

The increase in life insurance in-force and NAR has been driven primarily by the growth in term life insurance. It is important to view the in-force and NAR growth separately for term products versus UL and other permanent products, as term products by design have a lower profitability to face amount relationship than do permanent life insurance products. Insurance premium revenue relates to whole life and term life insurance products. Insurance premiums were down 1% for the second quarter and 3% for the first six months of 2005 compared to the same periods in 2004. Insurance premiums for term insurance increased 8% and 9% for the second quarter and first six months of 2005 compared to the same periods in 2004, while insurance premiums for whole life decreased 5% and 8% for the comparable periods, as this block of business is declining. These premiums included those received from policyholders and are net of premiums we pay for reinsurance coverage. Term and whole life insurance products have insurance fees and COIs generated from the NAR. These are components of the change in policy reserves on these products, and are reflected in insurance benefits.

Total first year premiums for the second quarter of 2005 were level with the second quarter of 2004 and decreased 1% for the first six months of 2005 from the comparable 2004 period. First year premiums are not part of revenues but are indicative of future profitability. Due to the equity market turnaround and the fourth quarter 2004 introduction of a new product, first year premiums for VUL were up $6.1 million, or 34%, in the second quarter of 2005, and $9.5 million, or 24%, in the first six months of 2005, compared to the same periods last year. COLI sales were also favorable, with first year premiums up $0.4 million or 4% for the second quarter of 2005 and $10.9 million or 45% for the year-to-date periods.

The declines in first year premiums for 2005 were due to increased competition. The segment introduced a new UL product during the third quarter of 2004, which generated sales of approximately $37 million for the second quarter and $63 million for the first six months of 2005. Overall, we expect first year premiums and related revenues in 2005 to equal or modestly exceed 2004 results.

Net investment income for the second quarter and first six months of 2005 included $0.9 million and $5.2 million pre-tax from commercial mortgage loan prepayment and bond makewhole premiums, and the second quarter 2005 receipt of fees from the standby real estate equity commitments of $5.7 million pre-tax. Net investment income for the second quarter and first six months of 2004 included $9.1 million and $11.0 million pre-tax, respectively, from commercial mortgage loan prepayment and bond makewhole premiums, and for the first six months, $8.9 million pre-tax ($6.5 million in the interest sensitive lines and $2.5 million for traditional non-par lines) of contingent interest income. Absent these items, interest rate margins for the Life Insurance segment improved in the second quarter and first six months of 2005, compared to the same periods in 2004.

Interest sensitive products include UL and ISWL and provide for interest to be credited to policyholder accounts. The difference between what we credit to policyholder accounts and interest income we earn on interest sensitive assets is interest rate margin. Traditional non-dividend participating (“Non-par”) products include term and whole life insurance with interest income used to build the policy reserves. At June 30, 2005 and 2004, interest-sensitive products represented approximately 88% of total interest sensitive and traditional Non-par earning assets. At June 30, 2005, 35% of the interest sensitive account values have crediting rates at contract guaranteed levels, and 56% have crediting rates within 50 basis points of contractual guarantees. We expect a reduction of 1 to 2 basis points (pre-DAC and pre-tax) per quarter in interest rate margins in 2005 for the Life Insurance segment. This decrease is expected to reduce the segment’s income by approximately $0.2 million, after-tax after DAC, in the remaining quarters of 2005. This assumes a 50 basis point annual improvement in new money investment rates and no significant changes in net flows in or out of our fixed accounts or other changes that may cause interest rate margins to differ from our expectation. For information on interest rate margins and the interest rate risk due to falling interest rates, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this Form 10-Q.

Expenses

Insurance benefits include interest credited to policyholders of $145.2 million and $291.1 million in the second quarter and first six months of 2005, respectively, compared to $143.9 million and $288.8 million for the same periods in 2004. Actions taken by the segment to lower crediting rates commensurate with the reduction in the overall investment yield in 2004 and 2005 offset the effects of growth in the book of business. Refer to the table above for the interest rate credited to policyholders.

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

The segment also experienced negative retrospective DAC unlocking of $3.4 million pre-tax ($2.2 million after-tax) in the first quarter of 2005 and $3.5 million pre-tax ($2.3 million after-tax) in the first six months of 2005, resulting primarily from unfavorable mortality, COLI surrenders and unfavorable equity markets during the periods.

In July 2005, a committee of the NAIC adopted a change to Actuarial Guideline 38 (also known as “AXXX”), the statutory reserve requirements for UL products with secondary guarantees, such as Lincoln National Life’s lapse protection rider (“LPR”). This proposal is expected to be formally adopted by the NAIC in September 2005 with an effective date of July 1, 2005.

The proposal does not affect business written prior to the effective date of July 1, 2005. However, based on early analysis and normalized sales of UL products sold with secondary guarantees, we expect Actuarial Guideline 38 could result in up to $100 million of additional statutory reserves for 2005. We continue to evaluate potential modifications to our universal life products with secondary guarantees that may be made in response to the revised regulation. Although the impact of this proposal on future sales of guaranteed no-lapse UL cannot be predicted, it may result in a price increase for such products.

Investment Management

	Three Months			Six Months
Operating Summary for the Periods Ended June 30, (in millions)	2005	2004	Increase (Decrease) Over Prior Period	2005	2004	Increase (Decrease) Over Prior Period
Operating Revenues:
Investment advisory fees - retail/institutional	$66.9	$66.4	1%	$126.3	$129.2	(2)%
Investment advisory fees - insurance-related	24.6	26.1	(6)%	49.4	52.6	(6)%
Insurance fees	17.4	15.2	14%	34.6	29.8	16%
Net investment income	14.2	14.6	(3)%	27.0	26.8	1%
Other revenues and fees	14.9	16.7	(11)%	31.0	35.8	(13)%

Total Operating Revenues	138.0	139.0	(1)%	268.3	274.2	(2)%

Operating Expenses:
Insurance benefits	7.0	6.6	6%	13.8	13.2	5%
Underwriting, acquisition, insurance and other expenses	126.0	112.3	12%	238.8	222.8	7%

Total Operating Expenses	133.0	118.9	12%	252.6	236.0	7%

Income from operations before taxes	5.0	20.1	(75)%	15.7	38.2	(59)%
Federal income taxes	1.1	6.7	(84)%	4.5	12.3	(63)%

Income from Operations	$3.9	$13.4	(71)%	$11.2	$25.9	(57)%

Income from Operations Variances—Increase (Decrease)

in the Period From Prior Year Period

	Periods Ended June 30, 2005
(in millions after-tax)	Three Months	Six Months
Decrease in Income from Operations	$(9.5)	$(14.7)

Significant Changes in Segment Income from Operations:
Effects of financial markets/net flows, variable expenses and other	2.7	5.1
Changes in earnings from seed capital	0.9	(1.1)
Income from operations of DIAL in 2004	(4.1)	(7.6)
Reduction in asset management fees related to LNC’s general account	(0.8)	(1.5)
Portfolio management alignment	(5.6)	(7.2)

June 30, (in billions)	2005	2004		Increase (Decrease) Over Prior Period
Assets Under Management:
Retail-Equity	$29.9	$23.2		29%
Retail-Fixed	8.8	8.2		7%

Total Retail	38.7	31.4		23%

Institutional-Equity	15.5	28.4		(45)%
Institutional-Fixed	11.8	9.9		19%

Total Institutional	27.3	38.3		(29)%

Insurance-related Assets	45.2	42.5		6%

Total Assets Under Management	$111.2	$112.2	*	(1)%

Total Sub-advised Assets, included in above amounts
Retail	$13.7	$4.3		219%
Institutional	4.2	—		NM

Total Sub-advised Assets at the End of the Period	$17.9	$4.3		316%

*	Includes DIAL Assets Under Management of $21.2 billion at June 30, 2004.

	Three Months			Six Months
Periods Ended June 30, (in billions)	2005	2004	Increase (Decrease) Over Prior Year	2005	2004	Increase (Decrease) Over Prior Year
Retail:
Equity:
Fund deposits	$3.421	$1.666	105%	$6.194	$3.603	72%
Redemptions and transfers	(1.255)	(1.032)	(22)%	(2.763)	(2.025)	(36)%

Net flows—Equity	2.166	0.634	242%	3.431	1.578	117%

Fixed Income:
Fund deposits	0.612	0.452	35%	1.221	0.965	27%
Redemptions and transfers	(0.447)	(0.469)	5%	(0.742)	(0.958)	23%

Net flows—Fixed Income	0.165	(0.017)	NM	0.479	0.007	6,743%

Total Retail:
Fund deposits	4.033	2.118	90%	7.415	4.568	62%
Redemptions and transfers	(1.702)	(1.501)	(13)%	(3.505)	(2.983)	(17)%

Net flows—Total Retail	2.331	0.617	278%	3.910	1.585	147%

Institutional:
Equity:
Inflows/deposits	4.563	2.049	123%	5.138	3.867	33%
Withdrawals and transfers	(1.003)	(1.154)	13%	(1.442)	(1.905)	24%

Net flows—Equity	3.560	0.895	298%	3.696	1.962	88%

Fixed Income:
Inflows/deposits	1.289	1.281	1%	2.500	2.087	20%
Withdrawals and transfers	(0.741)	(0.133)	(457)%	(0.871)	(0.346)	(152)%

Net flows—Fixed Income	0.548	1.148	(52)%	1.629	1.741	(6)%

Total Institutional:
Inflows/deposits	5.852	3.330	76%	7.638	5.954	28%
Withdrawals and transfers	(1.744)	(1.287)	(36)%	(2.313)	(2.251)	(3)%

Net flows—Total Institutional	4.108	2.043	101%	5.325	3.703	44%

Combined Retail and Institutional:
Deposits/inflows	9.885	5.448	81%	15.053	10.522	43%
Redemptions, withdrawals and transfers	(3.446)	(2.788)	(24)%	(5.818)	(5.234)	(11)%

Net flows—Combined Retail and Institutional	$6.439	$2.660	142%	$9.235	$5.288	75%

Note:	The term deposits in the above table and in the following discussion represents purchases of mutual funds and managed accounts, deposits in variable annuity funds, and inflows in advisory accounts. Amounts in table above include DIAL in 2004.

The following table presents the segment’s net flows with and without DIAL.

	Three Months			Six Months
Periods Ended June 30, (in billions)	2005	2004	Increase (Decrease)	2005	2004	Increase (Decrease)
Net Flows
As reported above	$6.439	$2.660	142%	$9.235	$5.288	75%
DIAL	—	1.657	NM	—	2.745	NM

Net Flows—Excluding DIAL	$6.439	$1.003	542%	$9.235	$2.543	263%

Comparison of Three and Six Months Ended June 30, 2005 to 2004

Revenues, Deposits and Net Flows

Investment advisory fees—retail/institutional increased 1% for the second quarter, but declined 2% for the first six months of 2005 compared with the same periods last year. The decline for the six-month period was due to the third quarter 2004 sale of DIAL, which resulted in lower levels of assets under management. Excluding DIAL, investment advisory fees-retail/institutional increased 33% and 29% for the second quarter and first six months of 2005, compared to the same periods last year, due to higher average levels of assets under management. The higher average levels of assets under management resulted from changes in the equity markets and positive net flows. The level of net flows in the second quarter of 2005 was significantly higher than previous periods for the institutional business, and to a lesser degree the retail business. Net flows for the segment in the second quarter of 2005 were 130% higher than the first quarter of 2005. The increase in net flows is attributable to several factors, including: changes in the management of certain asset category offerings, the recognition in the marketplace of improving investment performance, and the expanded wholesaling of the segment’s products by LFD. The level of net flows may vary considerably from period to period and net flows in one quarter may not be indicative of net flows in subsequent quarters. While it is difficult to predict the level of net flows in any given quarter, we do not expect net flows in the third quarter to repeat the level achieved in the second quarter of 2005. Investment advisory fees include amounts that are ultimately paid to sub-advisors for managing the sub-advised assets. The amounts paid to sub-advisors are included in the expenses of the segment. In addition, included in the investment advisory fees—retail/institutional are fees earned from managing funds included within our variable annuity and life insurance products.

Investment advisory fees – insurance related is made up of fees for asset management services this segment provides for our general account assets supporting our fixed products and surplus, including those of the Lincoln Retirement and Life Insurance segments. As a result of analysis performed in the latter half of 2004, we reduced the inter-segment fees paid to the Investment Management segment by approximately 2 basis points, or 12%, effective January 1, 2005. This resulted in a negative impact of $1.4 million after-tax in the second quarter of 2005 and $2.8 million for the first six months of 2005. This was offset by corresponding net positive impacts within the Lincoln Retirement and Life Insurance segments.

The increase in insurance fees from the annuity-based 401(k) Lincoln DirectorSM business (“Director”) primarily relates to higher assets under management from equity market performance and positive net flows of $0.4 billion in the twelve months ended June 30, 2005. Assets under management for this business were $5.9 billion and $5.1 billion at June 30, 2005 and 2004, respectively.

Other revenue includes changes in the value of seed capital, as well as shareholder servicing and accounting fees for services provided to mutual funds and variable annuity products that we sponsor. Seed capital represents the amount of capital invested to start a new fund or product. Seed capital investments are accounted for in a manner consistent with the accounting for trading securities, with changes in fair market value reported as a component of revenues. The primary driver of the reduction in other revenues in the second quarter of 2005, compared to the same 2004 period, was related to the seed capital component. Revenues for the second quarter and first six months of 2005 included losses related to seed capital, compared to gains in the same 2004 periods. These results were driven by equity market performance in the respective periods. In addition, there was a lower level of seed capital in 2005. The amount of seed capital was reduced during 2004 and 2005 as certain funds reached an appropriate size to return seed capital to the holding company.

The decline in assets under management from June 30, 2004 to 2005 is primarily the result of the sale of DIAL. Assets managed by DIAL were $21.2 billion at June 30, 2004. This decline was partially offset by market value gains and positive net flows. Excluding the DIAL assets, market value gains for the twelve months ended June 30, 2005 were $3.3 billion in retail and $1.6 billion in institutional. Net flows were $5.5 billion in retail and $8.3 billion in institutional for the same period.

As a result of the sale of DIAL, certain retail assets are now sub-advised by the acquirer. This change resulted in the increase in sub-advised assets, which represent 16% of the segment’s assets under management at June 30, 2005 compared to 4% at June 30, 2004. As stated above, the segment pays fees to the sub-advisor for managing the assets. Also, in 2004, the segment outsourced its mutual fund based 401(k) record-keeping business. As a result, approximately $1.0 billion of the retirement accounts were transferred to third parties during 2004.

Expenses

Underwriting, acquisition, insurance and other expenses increased 12% in the second quarter of 2005 and 7% for the first six months, compared to the same periods in 2004, primarily from expenses that vary with revenues or levels of assets under management. These expenses include the fees we pay to third party sub-advisors. Payments to LFD for wholesaling services increased $1.8 million, or 38%, in the second quarter and $3.1 million, or 30%, in the first six months, compared to the same periods last year as a result of the strong retail deposits in 2005. In the asset management business, we are not able to capitalize the acquisition costs of new business unlike the capitalization of acquisition costs with insurance products. Operating expenses for the first six months of 2005 also include approximately $2.5 million pre-tax of severance. In addition, expenses were higher as the result of the addition in April 2005 of several growth equity managers and certain other investment personnel to form a new large cap equity growth team. For the remainder of 2005, we anticipate additional net expenses related to investment professional talent acquisitions of $1 million after-tax per quarter.

Lincoln UK

	Three Months			Six Months
Operating Summary for the Periods Ended June 30, (in millions)	2005	2004	Increase (Decrease) Over Prior Period	2005	2004	Increase (Decrease) Over Prior Period
Operating Revenues:
Insurance premiums	$16.4	$19.6	(16)%	$31.0	$37.7	(18)%
Insurance fees	37.3	34.8	7%	72.9	68.6	6%
Net investment income	19.6	18.3	7%	39.9	36.7	9%
Other revenues and fees	5.1	8.3	(39)%	9.3	14.1	(34)%

Total Operating Revenues	78.4	81.0	(3)%	153.1	157.1	(3)%

Operating Expenses:
Insurance benefits	27.9	28.8	(3)%	53.0	57.8	(8)%
Underwriting, acquisition, insurance and other expenses	34.6	35.7	(3)%	68.7	73.3	(6)%

Total Operating Expenses	62.5	64.5	(3)%	121.7	131.1	(7)%

Income before taxes	15.9	16.5	(4)%	31.4	26.0	21%

Federal income taxes	5.6	5.8	(3)%	11.0	9.1	21%

Income from Operations	$10.3	$10.7	(4)%	$20.4	$16.9	21%

June 30, (in billions)	2005	2004	Increase (Decrease)
Unit-Linked Assets	$6.9	$6.5	6%
Individual Life Insurance In-Force	18.5	19.8	(7)%
Exchange Rate Ratio—U.S. Dollars to Pounds Sterling:
Average for the Period	1.855	1.814	4%
End of Period	1.792	1.819	(1)%

Income from Operations Variances—Increase (Decrease)

in the Period From Prior Year Period

	Periods Ended June 30, 2005
(in millions, after-tax)	Three Months	Six Months
Increase (decrease) in Income from Operations	$(0.4)	$3.5

Significant Changes in Income from Operations:
Effects of Equity Markets
Fee income from equity-linked assets	—	1.4
DAC/PVIF/DFEL	—	1.8

Note:	The segment has its balance sheets and income statements translated at the current spot exchange rate as of the end of the period and average spot exchange rate for the period, respectively.

Comparison of Three and Six Months Ended June 30, 2005 to 2004

Revenues

Insurance premiums were down approximately 16% for the second quarter and 18% for the first six months of 2005 compared to the same periods of 2004, resulting from the continuing decline of the in-force block. Policy lapse rate for the six months ended June 30, 2005 was 7% comparable to that experienced in 2004, as measured by the number of policies in-force. Insurance fees benefited from higher average equity-linked account values resulting largely from the increase in the U.K. equity markets. As illustrated by the performance of the FTSE 100 index, U.K. equity markets had increased 14.5% at June 30, 2005 from June 30, 2004; the daily average basis FTSE 100 for the second quarter of 2005 was up 10.5% from the second quarter of 2004.

Other revenues decreased 39% and 34% in the second quarter and first six months of 2005, compared to the same periods last year. Equity markets declined between 2003 and June 2004, resulting in positive retrospective unlocking of DFEL and negative retrospective unlocking of DAC and PVIF. Although the equity markets increased during 2005, there was no corresponding unlocking due to the enhancement to our reversion to the mean process. The unlocking of DFEL in 2004 resulted in other revenue being lower in 2005, compared to 2004. The absence of net unlocking activity for the second quarter and first six months of 2005 for DAC/PVIF and DFEL resulted in an increase in income of $0.8 million and $2.8 million pre-tax ($0.5 million and $1.8 million after-tax, respectively), compared to 2004. The impact of the unlocking of DAC and PVIF is included in expenses.

Expenses

Expenses were lower in the second quarter and first six months of 2005 compared to the same 2004 periods, due to the net negative retrospective unlocking of assumptions for DAC and PVIF that occurred in the second quarter and first six months of 2004 as noted above.

Insurance benefits decreased 3% for the second quarter and 8% for the first six months of 2005, compared to the same 2004 periods. Excluding the effects of the exchange rate, insurance benefits decreased approximately $1.5 million for the second quarter and $6 million for the first six months, compared to the same 2004 periods, due to a continuing decline in the overall book of business.

The services provided to the segment under the Capita agreement are currently deemed to be exempt from value added tax (“VAT”). In a recent ruling by the European Court of Justice regarding a similar arrangement involving a Dutch insurer, it was deemed that VAT should be applied to such an arrangement. The U.K. authorities are required to take note of this ruling in determining U.K. legislation and have on July 8, 2005 issued a consultation paper outlining their intention to amend U.K. legislation so that VAT applies to contracts, such as our arrangement with Capita. We estimate that, after allowing for the estimated recovery of a percentage of these VAT costs as provided under the Capita agreement, such a change would result in negative DAC unlocking of approximately $12 million pre-tax ($7.8 million after-tax) as future EGPs would be lower from the increased expense. In addition, the segment’s income from operations would be reduced by approximately $3 million pre-tax ($2 million after-tax) on an annual basis.

Other Operations

	Three Months			Six Months
Operating Summary for the Periods Ended June 30, (in millions)	2005	2004	Increase (Decrease)	2005	2004	Increase (Decrease)
Income (Loss) from Operations by Source:
LFA	$(4.4)	$(5.3)	(17)%	$(12.0)	$(14.0)	(14)%
LFD	(5.4)	(6.4)	(16)%	(11.4)	(11.1)	3%
Financing costs	(14.5)	(15.7)	(8)%	(29.1)	(30.3)	(4)%
Other Corporate	21.2	(5.0)	NM	25.8	(8.9)	NM
Amortization of deferred gain on indemnity reinsurance	12.4	11.7	5%	24.6	23.3	6%

Income (Loss) from Operations	$9.3	$(20.7)	(144)%	$(2.1)	$(41.0)	(95)%

Comparison of Three Months and Six Ended June 30, 2005 to 2004

LFA

LFA’s operating results for the second quarter and first six months of 2005 improved by $0.9 million and $2.0 million, respectively, compared to the same 2004 periods. The improvements are due to expense management resulting from realignment activities initiated in 2003. Improvements from the realignment activities were partially offset in the second quarter and first six months of 2005 by lower sales of our Life Insurance and Retirement segments’ products and non-proprietary products and services.

LFA’s net revenues were $54.5 million and $106.1 million for the three and six months ended June 30, 2005, respectively, compared to $59.1 million and $118.2 million for the same periods last year. Net revenues are revenues received, primarily in compensation for the sale of a product or service, reduced by commissions owed to agents or brokers responsible for the sale or provision of service. Proprietary first year life insurance premiums distributed through LFA decreased 5% and 8% in the second quarter and first six months of 2005, respectively, compared to the same periods in 2004. These declines were driven by decreases of $4.6 million, or 12%, and $16.0 million, or 20%, for the second quarter and first six months of 2005, respectively, in universal life, whole life and term life insurance products, partially offset by an increase for variable life insurance products of $2.2 million, or 26%, for the second quarter and $8.4 million, or 58%, for the first six months of 2005. Lower deposits for proprietary individual annuity products of 7% and 9% for the second quarter and first six months of 2005, respectively, compared to the same 2004 periods, also contributed to the decline in net revenues. Deposits into Delaware’s mutual funds through LFA were $66.0 million and $125.3 million for the second quarter and first six months of 2005, respectively, compared to $50.2 million and $111.5 million for the same periods in 2004. Because of increased levels of deposits into non-commissionable mutual funds in 2005, LFA net revenues associated with Delaware mutual fund deposits for the second quarter and first six months of 2005 were level with the same 2004 periods. LFA net revenues from non-proprietary products, including managed accounts, financial planning and other product revenues, are approximately 5% below the prior year’s second quarter level and are down approximately 13% for the six-month period.

LFA implemented a restructuring plan in the second quarter of 2005 to realign field management and financial planning support areas, which is expected to result in reduced operating expenses. See Note 11 to the Consolidated Financial Statements for additional discussion.

LFD

LFD’s operating results improved $1.0 million for the second quarter and declined $0.3 million for the first six months of 2005, compared to the same periods last year, reflecting strong sales growth and changes in product mix and wholesaling allowances. Changes in product mix and wholesaling allowances favorably affected margins for the second quarter of 2005 compared to the second quarter of 2004. Results for the first six months of 2005, compared to the same 2004 period, are due primarily to less favorable margins in the first quarter of 2005 due to these changes. LFD also had higher expenses for the second quarter and first six months of 2005, compared to the same periods last year, primarily associated with the continuing expansion of the wholesaling force.

LFD’s revenues represent wholesaling allowances paid by our operating segments to LFD for wholesaling our products. Sales growth was primarily a result of strong deposits in investment products and individual variable annuities, partially offset by lower first year premiums in retail life insurance. Deposits into mutual funds, managed accounts and 401(k) products for which LFD provided wholesaling services were $2.6 billion and $5.5 billion in the second quarter and first six months of 2005, increases of 49% and 47% over the same periods last year. Deposits into variable annuities were $1.8 billion for the second quarter and $3.5 billion for the first six months of 2005, increases of 24% and 28%, respectively, over the same periods last year. Deposits in the American Legacy Variable Annuity product were the key contributor to the variable annuity deposit growth in 2005. First year premiums of retail life insurance products through LFD were $158.3 million and $299.3 million for the second quarter and first six months of 2005, an increase of 1% and a decrease of 4%, respectively, from the same periods in 2004. First year premiums of COLI life insurance products were $10.2 million in the second quarter of 2005 and $35.0 million for the first six months, increases of 4% and 45%, respectively, compared to the same periods last year.

Financing Costs

Interest expense on our debt for the second quarter and first six months of 2005 declined 10% and 6%, respectively, compared to the same periods in 2004. These decreases were the result of the maturity in May 2005 of 7.25% senior notes for $193 million, partially offset by increased rates on floating rate debt and higher commercial paper borrowings. The favorable effects of the 2004 refinancing of certain fixed rate debt at lower rates also contributed to the improvement. For additional information on our financing activities, see “Review of Consolidated Financial Condition—Liquidity and Cash Flow—Sources of Liquidity and Cash Flow—Financing Activities.”

Amortization of Deferred Gain on Indemnity Reinsurance

Income from the amortization of the deferred gain includes an increase of 5% and 6% for the second quarter and first six months of 2005, compared to the same 2004 periods, resulting from a third quarter 2004 adjustment to the deferred gain on the reinsurance business sold in 2001.

Other Corporate

Other Corporate had operating income of $21.2 million and $25.8 million for the second quarter and first six months of 2005, compared to operating losses of $5.0 million and $8.9 million for the same periods in 2004. Included in operating income for the second quarter and first six months of 2005 are reductions of $23.5 million and $29.3 million, respectively, in Federal income tax expense related to partial releases of a deferred tax valuation allowance in our Barbados insurance company. See Note 3 of the Consolidated Financial Statements for additional discussion. Lower litigation and other expenses also contributed to the 2005 improvements.

CONSOLIDATED INVESTMENTS

The following table presents consolidated invested assets, net investment income and investment yield.

(in billions)	June 30, 2005	December 31, 2004	June 30, 2004
Total Consolidated Investments (at Fair Value)	$44.9	$44.5	$42.4
Average Invested Assets (at Amortized Cost)	43.8	43.2	42.5

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2005	2004	2005	2004
Adjusted Net Investment Income (1)	$705.2	$684.8	$1,366.6	$1,364.0
Investment Yield (ratio of net investment income to average invested assets)	6.44%	6.37%	6.24%	6.41%

Items Included in Net Investment Income:
Limited partnership investment income	$21.1	$17.1	$30.0	$23.6
Prepayment and makewhole premiums	3.6	14.1	6.2	17.4
Contingent interest	—	—	—	21.9
Standby real estate equity commitments	26.0	—	26.0	—

(1)	Includes tax-exempt income on a tax equivalent basis.

The increase in our investment portfolio for the first six months of 2005 resulted from purchases of investments as a result of cash flow generated by the business segments and an increase in the fair value of securities available-for-sale.

Our insurance assets are invested primarily in high quality fixed maturity securities that are expected to generate cash flows that will enable us to meet the liability funding requirements of our life insurance and annuity businesses. The dominant investments held are fixed maturity securities available-for-sale, which represent approximately 78% of the investment portfolio. Trading securities, which are primarily fixed maturity securities, represent approximately 7.5% of the investment portfolio.

We have the ability to maintain our investment holdings throughout credit cycles because of our capital position, the long-term nature of our liabilities and the matching of our portfolios of investment assets with the liabilities of our various products.

The quality of our available-for-sale fixed maturity securities portfolio, as measured at fair value and by the percentage of fixed maturity securities invested in various ratings categories as of June 30, 2005 was as follows:

(in millions) NAIC Designation	Rating Agency Equivalent Designation	Amortized Cost	Estimated Fair Value	% of Total
1	AAA / AA / A	$20,802.6	$22,006.4	62.9%
2	BBB	10,081.1	10,724.5	30.7%
3	BB	1,373.6	1,424.3	4.1%
4	B	565.0	587.0	1.7%
5	CCC and lower	167.1	160.6	0.4%
6	In or near default	47.0	72.3	0.2%

		$33,036.4	$34,975.1	100.0%

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

Fixed maturity securities available-for-sale invested in below investment grade securities (NAIC designations 3 thru 6) were $2.2 billion, or 6.4% and 6.2%, of all fixed maturity securities available-for-sale, as of June 30, 2005 and December 31, 2004, respectively. This represents 4.9% of the total investment portfolio at June 30, 2005, compared to 4.8% at December 31, 2004. On an amortized cost basis, below investment grade securities represented 6.5% and 6.2% of available-for-sale fixed maturity securities at June 30, 2005 and December 31, 2004, respectively.

Fixed Maturity and Equity Securities Portfolios: Fixed maturity securities and equity securities consist of portfolios classified as available-for-sale and trading. Mortgage-backed and private securities are included in both available-for-sale and trading portfolios.

Available-for-Sale: Securities that are classified as “available-for-sale” make up 91% of our fixed maturity and equity securities portfolio. These securities are carried at fair value on our Consolidated Balance Sheets. Changes in fair value, net of related deferred acquisition costs, amounts required to satisfy policyholder commitments and taxes, are charged or credited directly to shareholders’ equity. Decreases in fair value that are other than temporary are recorded as realized losses in the Consolidated Statements of Income.

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

Mortgage-Backed Securities: Our fixed maturity securities include residential and commercial mortgage-backed securities. The mortgage-backed securities included in our investment portfolio are subject to risks associated with variable prepayments. This may result in these securities having a different actual cash flow and maturity than expected at the time of purchase. We limit the extent of our risk on mortgage-backed securities by prudently limiting exposure to the asset class, by generally avoiding the purchase of securities with a cost that significantly exceeds par, by purchasing securities backed by stable collateral, and by concentrating on securities with enhanced priority in their trust structure. Such securities with reduced risk typically have a lower yield (but higher liquidity) than higher-risk mortgage-backed securities. At selected times, higher-risk securities may be purchased if they do not compromise the safety of the general portfolio. Our investments in residential mortgage-backed securities at June 30, 2005 and December 31, 2004 totaled $4.1 billion and $3.6 billion, respectively. At June 30, 2005, our investments in commercial mortgage backed securities totaled $2.6 billion.

Mortgage Loans on Real Estate and Real Estate:

The following summarizes key information on mortgage loans:

(in millions)	June 30, 2005	December 31, 2004
Total Portfolio (net of reserves)	$3,750.6	$3,856.9
Percentage of total investment portfolio	8.4%	8.7%
Percentage of investment by property type
Commercial office buildings	39.1%	39.2%
Retail stores	20.3%	20.2%
Industrial buildings	17.4%	17.9%
Apartments	12.3%	11.6%
Hotels/motels	6.8%	7.1%
Other	4.1%	4.0%

Impaired mortgage loans	$71.8	$84.0
Impaired mortgage loans as a percentage of total mortgage loans	1.9%	2.2%
Restructured loans in good standing	$70.7	$69.5
Reserve for mortgage loans	$11.1	$15.5

In addition to the dispersion by property type, the mortgage loan portfolio is geographically diversified throughout the United States.

All mortgage loans that are impaired have an established allowance for credit loss. Changing economic conditions impact our valuation of mortgage loans. Changing vacancies and rents are incorporated into the discounted cash flow analysis that we perform for monitored loans and may contribute to changes in allowances for credit losses. In addition, we continue to monitor the entire commercial mortgage loan portfolio to identify risk. Areas of current emphasis are the hotel, retail, office and industrial properties that have deteriorating credits or have experienced debt coverage reduction. Where warranted, we have established or increased loss reserves based upon this analysis. Impaired mortgage loans were 1.9% and 2.2% of total mortgage loans as of June 30, 2005 and December 31, 2004, respectively. As of June 30, 2005 and December 31, 2004, all commercial mortgage loans were current as to principal and interest payments.

Limited Partnership Investments: As of June 30, 2005 and December 31, 2004, there were $288.2 million and $270.6 million, respectively, of limited partnership investments included in consolidated investments. These include investments in approximately 50 different partnerships that allow us to gain exposure to a broadly diversified portfolio of asset classes such as venture capital, hedge funds, and oil and gas. Limited partnership investments are accounted for using the equity method of accounting and the majority of these investments are included in other investments in the Consolidated Balance Sheets.

Net Investment Income: Net investment income increased 3% in the second quarter and was essentially level for the first six months of 2005, compared to the same periods in 2004. Excluding contingent interest, commercial mortgage loan prepayment and bond makewhole premiums, partnership income and fees received from the contingent acquisition financing program, the favorable effect of asset growth from net flows was more than offset by declining portfolio yields. The decline in yields was due to lower interest rates on new securities purchased to replace matured securities and new securities purchased from net product deposits into the portfolio.

Fixed maturity securities, mortgage loans on real estate and real estate that were non-income producing for the three months ended June 30, 2005 were not significant. As of June 30, 2005 and December 31, 2004, the carrying value of non-income producing securities was $108.8 million and $147.4 million, respectively.

The following discussion addresses our invested assets excluding trading account securities. As discussed above, investment results attributable to the trading securities are passed directly to the reinsurers under the terms of the reinsurance arrangements. See the discussion in our 2004 Form 10-K under “Consolidated Investments” for additional information regarding our investments.

Realized Gains and Losses on Investments and Derivative Instruments: We had net pre-tax realized losses on investments and derivatives of $4.0 million and $20.6 million for the three months ended June 30, 2005 and 2004, respectively, and $11.3 million and $36.5 million for the six months ended June 30, 2005 and 2004, respectively. Prior to the amortization of acquisition costs, provision for policyholder commitments and investment expenses, net realized investment gains (losses) were $12.5 million and $(15.1) million for the three months ended June 30, 2005 and 2004, respectively, and $21.0 million and $(8.6) million for the six months ended June 30, 2005 and 2004, respectively.

Gross realized gains on fixed maturity and equity securities were $32.2 million and $58.9 million for the three and six months ended June 30, 2005, respectively, compared to $28.5 million and $66.1 million for the same periods in 2004. Gross realized losses on fixed maturity and equity securities were $12.7 million and $33.3 million for the three and six months ended June 30, 2005, respectively, compared to $40.6 million and $63.3 million for the same periods in 2004. Included in the gross realized losses are write-downs for impairments of $2.4 million and $11.6 million for the three and six months ended June 30, 2005, respectively, compared to $18.6 million and $28.1 million for the same periods in 2004.

For additional information regarding our process for determining whether declines in fair value of securities available-for-sale are other than temporary, see “Critical Accounting Policies – Write-Downs for Other-Than Temporary Impairments and Allowance for Losses” in our 2004 Form 10-K.

Unrealized Gains and Losses—Available-for-Sale Securities: When considering unrealized gain and loss information, it is important to realize that the information relates to the status of securities at a particular point in time, and may not be indicative of the status of our investment portfolios subsequent to the balance sheet date. Further, since the timing of the recognition of realized investment gains and losses through the selection of which securities are sold is largely at management’s discretion, it is important to consider the information provided below within the context of the overall unrealized gain or loss position of our investment portfolios. These are important considerations that should be included in any evaluation of the potential impact of unrealized loss securities on our future earnings. We had an overall net unrealized gain (after the amortization of acquisition costs, provision for policyholder commitments, investment expenses and taxes) on securities available-for-sale under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” of $851.2 million and $822.9 million at June 30, 2005 and December 31, 2004, respectively.

At June 30, 2005 and December 31, 2004, gross unrealized gains on securities available-for-sale were $2,106.2 million and $2,035.8 million, respectively, and gross unrealized losses on securities available-for-sale were $154.7 million and $135.3 million, respectively. At June 30, 2005, gross unrealized gains and losses on fixed maturity securities available-for-sale were $2,092.2 million and $153.5 million, respectively, and gross unrealized gains and losses on equity securities available-for-sale were $14.0 million and $1.2 million, respectively. At December 31, 2004, gross unrealized gains and losses on fixed maturity securities available-for-sale were $2,020.0 million and $134.8 million, respectively, and gross unrealized gains and losses on equity securities available-for-sale were $15.8 million and $0.5 million, respectively. Changes in unrealized gains and losses can be attributed to changes in interest rates and credit spreads, which have created temporary price fluctuations.

The fair value, amortized cost, unrealized loss and total time period that the security has been in an unrealized loss position for total publicly traded and private securities that we held at June 30, 2005 that were in an unrealized loss position are presented in the table below.

(in millions)	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
≤ 90 days	$903.5	19.0%	$914.0	18.6%	$(10.5)	6.8%
> 90 days but ≤ 180 days	1,175.5	24.8%	1,192.0	24.3%	(16.5)	10.7%
> 180 days but ≤ 270 days	804.2	16.9%	816.3	16.7%	(12.1)	7.8%
> 270 days but ≤ 1 year	294.9	6.2%	315.4	6.4%	(20.5)	13.3%
> 1 year	1,570.2	33.1%	1,665.3	34.0%	(95.1)	61.4%

Total	$4,748.3	100.0%	$4,903.0	100.0%	$(154.7)	100.0%

The composition by industry categories of securities that we held at June 30, 2005 in an unrealized loss status position is presented in the table below:

(in millions)	Fair Value	% Fair Value	Amortized Cost	% Amortized Cost	Unrealized Loss	% Unrealized Loss
Automotive	$205.1	4.3%	$236.5	4.8%	$(31.4)	20.3%
Banking	597.1	12.6%	617.5	12.6%	(20.4)	13.2%
Airlines	106.2	2.2%	120.6	2.5%	(14.4)	9.4%
Media—Non-cable	132.0	2.8%	144.3	2.9%	(12.3)	8.0%
Collateralized mortgage obligations (“CMO”)	410.1	8.6%	416.3	8.5%	(6.2)	4.0%
Asset-backed securities (“ABS”)	254.9	5.4%	260.9	5.3%	(6.0)	3.9%
Chemicals	92.4	1.9%	98.2	2.0%	(5.8)	3.8%
Electric Power	323.4	6.8%	329.1	6.7%	(5.7)	3.7%
Media—Cable	34.4	0.7%	38.8	0.8%	(4.4)	2.8%
Commercial mortgage-backed securities (“CMBS”)	240.8	5.1%	245.1	5.0%	(4.3)	2.8%
Retailers	102.7	2.2%	106.7	2.2%	(4.0)	2.6%
Technology	93.3	2.0%	96.5	2.0%	(3.2)	2.1%
Wirelines	129.5	2.7%	132.5	2.7%	(3.0)	1.9%
Consumer Products	97.1	2.0%	99.7	2.0%	(2.6)	1.7%
Brokerage	65.8	1.4%	68.2	1.4%	(2.4)	1.6%
Paper	44.9	0.9%	47.3	1.0%	(2.4)	1.5%
Food and Beverage	169.4	3.6%	171.3	3.5%	(1.9)	1.2%
Foreign Local Governments	36.0	0.8%	37.6	0.8%	(1.6)	1.0%
Non-Captive Diversified	107.0	2.3%	108.6	2.2%	(1.6)	1.0%
Property & Casualty insurers (“P&C”)	84.0	1.8%	85.4	1.7%	(1.4)	0.9%
Entertainment	29.9	0.6%	31.3	0.6%	(1.4)	0.8%
Pipelines	71.6	1.5%	72.8	1.5%	(1.2)	0.8%
Government	25.9	0.5%	26.9	0.5%	(1.0)	0.6%
Industries with U/R Losses < $1MM	1,294.8	27.3%	1,310.9	26.8%	(16.1)	10.4%

Total	$4,748.3	100.0%	$4,903.0	100.0%	$(154.7)	100.0%

Unrealized losses on available-for-sale securities subject to enhanced analysis were $15.1 million at June 30, 2005, compared with $16.4 million at December 31, 2004.

Unrealized Loss on All Below-Investment-Grade Available-for-Sale Fixed Maturity Securities: Gross unrealized losses on available-for-sale below-investment-grade securities were $55.6 million at June 30, 2005, representing 36% of total gross unrealized losses on all available-for-sale securities. Generally, below-investment-grade fixed maturity securities are more likely than investment-grade securities to develop credit concerns. The remaining $99.1 million, or 64%, of the gross unrealized losses relate to investment grade available-for-sale securities. The ratios of fair value to amortized cost reflected in the table below are not necessarily indicative of the fair value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of these ratios subsequent to June 30, 2005.

For fixed maturity securities that we held at June 30, 2005 that are below-investment-grade and in an unrealized loss position, the fair value, amortized cost, unrealized loss and the ratios of market value to amortized cost are presented in the table below:

Aging Category (in millions)	Ratio of Amortized Cost to Fair Value	Fair Value	Amortized Cost	Unrealized Loss
<=90 days	70% to 100%	$161.7	$162.7	$(1.0)
>90 days but <=180 days	70% to 100%	155.1	161.2	(6.1)
>180 days but <=270 days	70% to 100%	23.9	24.6	(0.7)
>270 days but <=1 year	70% to 100%	59.2	63.8	(4.6)
>1 year	70% to 100%	311.2	354.4	(43.2)

Total Below-Investment-Grade		$711.1	$766.7	$(55.6)

At June 30, 2005, the range of maturity dates for these publicly traded and private securities held that were subject to enhanced analysis and monitoring for potential changes in unrealized loss status varies, with 22% of these securities maturing between 5 and 10 years, 22% maturing in greater than 10 years and the remaining securities maturing in less than 5 years. At December 31, 2004, the range of maturity dates for these securities varies, with 19% maturing between 5 and 10 years, 43% maturing after 10 years and the remaining securities maturing in less than 5 years. At June 30, 2005 and December 31, 2004 5% of these securities were rated as investment grade.

Unrealized Loss on Fixed Maturity Securities Available-for-Sale in Excess of $10 million: At June 30, 2005, we had no non-investment grade available-for-sale fixed maturity securities with unrealized losses in excess of $10 million. At June 30, 2005 we had fixed maturity securities available-for-sale with gross unrealized losses greater than $10 million related to a large U.S. automobile manufacturer. The securities, which had a fair value of $28.1 million and an amortized cost of $40.4 million, had been in an unrealized loss position for more than 270 days, but less than one year. At June 30, 2005, our total available-for-sale holdings in this company’s securities had a fair value of $51.1 million and an amortized cost of $62.9 million. In addition, at June 30, 2005, we held fixed maturity securities available-for-sale of another large U.S. automobile manufacturer with fair value of $73.1 million and amortized cost of $72.0 million. Our total gross unrealized loss on available-for-sale securities for these two companies was $15.7 million.

The information presented above is subject to rapidly changing conditions. As such, we expect that the level of securities with overall unrealized losses will fluctuate, as will the level of unrealized loss securities that are subject to enhanced analysis and monitoring.

REINSURANCE

Our insurance companies cede insurance to other companies. The portion of risks exceeding each company’s retention limit is reinsured with other insurers. We seek reinsurance coverage within the businesses that sell life insurance to limit our exposure to mortality losses and enhance our capital management. Prior to 2003, our retention policy was to retain no more than $10 million on a single insured life. Beginning in 2003, the retention policy was changed to limit retention on new sales to $5 million on a single insured life issued on fixed and variable universal life insurance contracts. Additionally, the retention per single insured life for term life insurance and for COLI is $1 million and $2 million, respectively. Portions of our deferred annuity business have been reinsured on a Modco basis with other companies to limit our exposure to interest rate risks. At June 30, 2005, the reserves associated with these reinsurance arrangements totaled $2.4 billion. To cover products other than life insurance, we acquire other insurance coverages with retentions and limits that management believes are appropriate for the circumstances. The accompanying financial statements reflect premiums, benefits and deferred acquisition costs, net of insurance ceded. See “Part I—Item 1—Risk Factors” and “Forward-looking Statements—Cautionary Language” and Note 5 to the Consolidated Financial Statements in our 2004 Form 10-K for further information. Our insurance companies remain liable if their reinsurers are unable to meet contractual obligations under applicable reinsurance agreements.

Our amounts recoverable from reinsurers represents receivables from and reserves ceded to reinsurers. We obtain reinsurance from a diverse group of reinsurers and monitor concentration as well as financial strength ratings of our principal reinsurers. Our principal reinsurers are strongly rated companies, with Swiss Re representing the largest exposure. We sold our reinsurance business to Swiss Re primarily through indemnity reinsurance arrangements in 2001. Because we are not relieved of our liability to the ceding companies for this business, the liabilities and obligations associated with the reinsured contracts remain on our Consolidated Balance Sheets with a corresponding reinsurance receivable from Swiss Re, which totaled $4.4 billion at June 30, 2005, and is included in amounts recoverable from reinsurers. During 2004, Swiss Re funded a trust for $2.0 billion to support this business. In addition to various remedies that we would have in the event of a default by Swiss Re, we continue to hold assets in support of certain of the transferred reserves. These assets consist of those reported as trading securities and certain mortgage loans. Our funds withheld and embedded derivative liabilities at June 30, 2005 included $2.0 billion and $0.3 billion, respectively, related to the business reinsured by Swiss Re.

REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Liquidity and Capital Resources

Liquidity refers to the ability of an enterprise to generate adequate amounts of cash from its normal operations to meet cash requirements with a prudent margin of safety. Our principal sources of cash flow from operating activities are insurance and investment advisory fees and investment income, while investing cash flows originate from maturities and sales of invested assets. We use cash to pay policy claims and benefits, operating expenses, commissions, and taxes, to purchase new investments, to pay dividends to our shareholders and to repurchase our stock. Our operating activities provided cash of $377.4 million during the first six months of 2005.

When considering our liquidity and cash flow it is important to distinguish between the needs of our insurance subsidiaries, including The Lincoln National Life Insurance Company (“LNL”), our principal insurance subsidiary, and the needs of the holding company, LNC. As a holding company with no operations of its own, we derive our cash primarily from our operating subsidiaries.

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

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31, 2004
(in millions)	2005	2004	2005	2004
Dividends from Subsidiaries
LNL	$—	$50.0	$100.0	$100.0	$150.0
Delaware Investments	10.5	23.6	21.0	23.6	59.0
Lincoln UK	—	—	—	—	28.9
Other	—	1.0	—	1.0	1.0
Subsidiary Loan Repayments & Interest
LNL Interest on Surplus Notes (1)	19.5	19.5	39.0	39.0	78.0
Lincoln UK	—	20.0	—	39.3	39.3

	$30.0	$114.1	$160.0	$202.9	$356.2

Other Cash Flow and Liquidity Items
Dividend of proceeds from sale of DIAL	$—	$—	$—	$—	$141.5
Variable annuity contract withdrawal	—	65.4	—	65.4	65.4
Return of seed capital	15.2	7.0	15.2	16.6	33.4
Net capital received from stock option exercises	5.0	24.3	30.5	60.6	77.5

	$20.2	$96.7	$45.7	$142.6	$317.8

(1)	Represents interest on the holding company’s $1.25 billion in surplus note investments in LNL.

Subsidiaries

It is important to note that, regardless of the particular state regulations, we take into account the overall health of the business, capital quality, and business and environmental risk in determining statutory dividend strategy.

2005 LNL Dividends: Provided that earned surplus is positive (after giving effect for the dividend request), the cumulative total of all dividends paid in the past 12 months cannot exceed the greater of 10% of the insurer’s policyholders’ surplus, as shown on its last annual statement on file with the Indiana Insurance Commissioner (“Commissioner”) (LNL’s policyholder surplus was approximately $3.0 billion at December 31, 2004) or the insurer’s statutory net gain for the previous calendar year (2004 statutory net gain was $181.3 million for LNL). LNL had positive earned surplus of $230.0 million at December 31, 2004. Based upon anticipated on-going positive statutory net gain and stable credit markets, LNL could pay up to $293 million in dividends to us in 2005 without prior approval from the Commissioner. This represents 10% of LNL’s policyholder surplus at December 31, 2004. LNL continues to qualify for the “ordinary dividend” process with the Indiana Department of Insurance requiring only notification of dividend payments and not requiring formal approval for the dividend.

LNL paid dividends of $100 million in the first six months of 2005, which did not require prior approval of the Commissioner.

2004 LNL Dividends: LNL paid dividends of $50 million and $100 million for the second quarter and first six months of 2004, respectively, which did not require prior approval of the Commissioner.

Our UL LPR products and certain other products are subject to Actuarial Guideline 38 (also known as “AXXX”) and XXX reserving requirements. GAAP reserves are not subject to AXXX and XXX statutory reserving requirements. As stated previously, in July 2005, a Committee of the NAIC adopted a change to AXXX, which is expected to be formally adopted by the NAIC in September 2005 with an effective date of July 1, 2005. The proposal does not affect business written prior to the effective date of July 1, 2005. However, based on early analysis and normalized sales, we expect that it could result in up to $100 million of additional statutory reserves on UL products sold with secondary guarantees beginning with sales on July 1, 2005. Although this will not have a material impact on cash flows to LNC, LNL is employing strategies to lessen the burden of increased statutory reserves associated with these statutory reserving requirements. Strategies include a mix of letters of credit (“LOC”), reinsurance and capital markets solutions that provide for risk transfer and associated reserve and surplus relief. Currently, the majority of LPR business is reinsured with a wholly owned non-U.S. domiciled subsidiary of LNC.

Under prior Federal income tax law, one-half of the excess of a life insurance company’s income from operations over its taxable investment income was not taxed, but was set aside in a special tax account designated as “Policyholders’ Surplus.” At December 31, 2004, we had approximately $200.7 million of untaxed “Policyholders’ Surplus” on which no payment of Federal income taxes will be required unless it is distributed as a dividend, or under other specified conditions. On October 23, 2004, President Bush signed into law the “American Jobs Creation Act of 2004.” Beginning January 1, 2005 through December 31, 2006, the additional tax imposed on distributions from the special tax account, “Policyholders’ Surplus,” is suspended. In addition, the statute provides that distributions made during the two-year suspension period will first reduce the “Policyholders’ Surplus” account balance. Based on dividend activity in the first half of 2005, the untaxed “Policyholders’ Surplus” account was reduced to $95.9 million at June 30, 2005, and no income taxes were required. We believe that our dividend activity will be sufficient to eliminate the account balance during the suspension period.

Lincoln UK’s operations consist primarily of unit-linked life and pension products, which are similar to U.S. produced variable life and annuity products. Lincoln UK’s insurance subsidiaries are regulated by the U.K. Financial Services Authority (“FSA”) and are subject to capital requirements as defined by the U.K. Capital Resources Requirement (formerly the Required Minimum Solvency Margin). Lincoln UK targets maintaining approximately 1.5 to 2.0 times the required capital as prescribed by the regulatory resource requirement. Effective January 1, 2005, all insurance companies operating in the U.K have to complete a risk-based capital assessment to demonstrate to the FSA that they hold sufficient capital to cover their risks. Risk-based capital requirements in the U.K. are different than the NAIC risk-based capital (“RBC”). In addition, the FSA has imposed certain minimum capital requirements for the combined U.K. subsidiaries that will restrict Lincoln UK’s ability to pay dividends in 2005. As a result, we expect distributions from Lincoln UK in 2005 will be in the range of $40 million to $50 million. This estimate takes into consideration an expected contribution of $75 million to $85 million into Lincoln UK’s defined benefit pension plan. As is the case with regulated insurance companies in the U.S., future changes to regulatory capital requirements could impact the dividend capacity of our U.K. insurance subsidiaries and cash flow to the holding company.

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

We also have a commercial paper program. As discussed above, we have the flexibility in the future to issue new long-term securities under our shelf registration to retire the commercial paper outstanding, or reduce the commercial paper outstanding from other available liquidity resources.

At June 30, 2005, we maintained two revolving credit agreements with a group of domestic and foreign banks: a $500 million five-year revolving credit facility maturing in December 2009, which was amended December 2004, and a U.K. facility, which was renewed in February 2005 for 10 million pounds sterling ($18 million at June 30, 2005) maturing in February 2006. At June 30, 2005, we did not have any amounts outstanding under any of the bank lines.

Effective December 2004, we amended our existing letter of credit facility. Under the letter of credit facility, we (or our subsidiaries) may issue up to $900 million in standby LOC’s. The term of the LOC facility is five years. At June 30, 2005, there were approximately $552 million in outstanding LOCs. These LOCs support intercompany reinsurance transactions and specific treaties associated with our reinsurance segment, which was acquired by Swiss Re in 2001. LOCs are used to satisfy the U.S. state regulatory requirements of domestic insurance companies who have contracted with our non-U.S. domiciled insurance subsidiaries.

Under the credit agreements, we must maintain a minimum consolidated net worth level and if our senior, unsecured long-term debt rating is not at least A- from Standard and Poor’s or A3 from Moody’s then it also must maintain a defined maximum debt to total capitalization ratio. In addition, the agreements contain covenants restricting our ability to incur liens, merge or consolidate with another entity where we are not the surviving entity and dispose of all or substantially all of our assets. At June 30, 2005, we were in compliance with all such covenants.

If current debt ratings and claims paying ratings were downgraded in the future, certain covenants of various contractual obligations may be triggered which could negatively impact overall liquidity. In addition, contractual selling agreements with intermediaries could be negatively impacted which could have an adverse impact on overall sales of annuities, life insurance and investment products. At June 30, 2005, we maintained adequate current financial strength and senior debt ratings and do not anticipate any ratings-based impact to future liquidity.

As discussed above, LNL is employing strategies to lessen the burden of increased AXXX and XXX statutory reserves associated with our LPR product and other products subject to these statutory reserving requirements. Currently, the majority of LPR business is reinsured with a wholly owned non-U.S. domiciled subsidiary of LNC. At June 30, 2005, there were $252.4 million in outstanding LOCs under the LOC facility supporting the reinsurance obligations of our non-U.S. domiciled subsidiary to LNL on this LPR business. Recognizing that LOCs are generally one to five years in duration, it is likely LNL will apply a mix of LOCs, reinsurance, and capital market strategies in addressing long-term AXXX and XXX needs. The changes in statutory reserving requirements for LPR products sold after July 1, 2005 may result in an increase in our outstanding LOCs at the end of 2005. LOCs and related capital market alternatives lower the RBC impact of the LPR product. An inability to obtain the necessary LOC capacity or other capital market alternatives could impact our returns on the LPR product.

Alternative Sources of Liquidity

In order to maximize the use of available cash, the holding company maintains an intercompany cash management account where subsidiaries can borrow from the holding company to meet their short-term needs and can invest their short-term funds with the holding company. Depending on the overall cash availability or need, the holding company invests excess cash in short-term investments or borrows funds in the financial markets. LNL, by virtue of its general account fixed income investment holdings, can access liquidity through securities lending programs and repurchase agreements. At June 30, 2005, LNL had $1.0 billion carrying value of securities out on loan under the securities lending program.

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

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31, 2004
(in millions, except per share data)	2005	2004	2005	2004
Dividends to shareholders	$63.5	$62.4	$127.3	$124.9	$250.1
Repurchase of common stock	69.0	148.3	103.6	213.1	350.2

Total Cash Returned to Shareholders	$132.5	$210.7	$230.9	$338.0	$600.3

Number of shares repurchased	1.576	3.226	2.331	4.596	7.612
Average Price Per Share	$43.78	$45.97	$44.44	$46.36	$46.01

The remaining amount of share repurchases authorized by our Board of Directors was $221.6 million at June 30, 2005. We expect to continue share repurchases in 2005 with the amount and timing dependent on trends in key capital ratios, rating agency expectations, the generation of free cash flow, and the relative attractiveness of alternative uses for the capital.

We repaid our 7.25% senior notes of $193 million at their maturity date May 15, 2005. We utilized cash flow from our commercial paper program to fund the repayment.

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

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31, 2004
(in millions)	2005	2004	2005	2004
Debt Service (Interest Paid)	$27.0	$30.6	$46.3	$43.3	$93.0
Capital Contribution to LNL	—	—	—	—	100.0
Capital Contribution to Delaware Investments	4.0	—	14.0	—	—
Common Dividends	64.0	63.3	127.8	125.6	250.1
Common Stock Repurchase	74.6	149.3	103.6	206.1	350.2

Total	$169.6	$243.2	$291.7	$375.0	$793.3

At the end of 2004, we made a $100 million capital contribution to LNL as we were in a strong capital position and our preference is to hold capital at LNL.

Contingencies and Off-Balance Sheet Arrangements

We have outstanding guarantees with off-balance sheet risks of $4.2 million and $4.6 million at June 30, 2005 and December 31, 2004, whose contractual amounts represent credit exposure.

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

Shareholders’ Equity

Total shareholders’ equity increased $187.9 million during the six months ended June 30, 2005, primarily due to net income, partially offset by dividends to shareholders and share repurchases.

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

Recent Accounting Pronouncements

For a discussion of accounting pronouncements that have been implemented during the periods presented or that have been issued and are to be implemented in the future, see Note 2 to our Consolidated Financial Statements.

Restructuring Activities

See Note 11 to our Consolidated Financial Statements for the detail of our restructuring activities

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We provided a discussion of our market risk in Item 7A of our 2004 Form 10-K. During the first six months of 2005, there was no substantive change in our market risk except for the items noted below:

Interest Rate Risk—Falling Rates. As discussed in the Quantitative and Qualitative Disclosures About Market Risk section of our 2004 Form 10-K, spreads on our fixed annuity and interest-sensitive whole life, universal life and fixed portion of variable universal life insurance policies, are at risk if interest rates decline and remain low for a period of time. The following table provides detail on the difference between interest crediting rates and minimum guaranteed rates as of June 30, 2005. For example, at June 30, 2005, there are $261 million of combined Retirement and Life Insurance account values where the excess of the crediting rate over contract minimums is between 1.01% and 1.50%. The analysis presented below ignores any non-guaranteed elements within the life insurance products such as cost of insurance or expense loads, which for many products may be redetermined in the event that interest margins deteriorate below the level that would cause the credited rate to equal the minimum guaranteed rate.

Excess of Crediting Rates over Contract Minimums As of June 30, 2005	Retirement Segment Account Values	Life Segment Account Values	Total Account Values	Percent of Total Account Values
	(in millions)
CD and On-Benefit type annuities	$5,992	$—	$5,992	17.88%

Discretionary rate setting products*
No difference	12,771	4,246	17,017	50.77%
up to .1%	100	1,287	1,387	4.14%
.11% to .20%	131	93	224	0.67%
.21% to .30%	167	197	364	1.09%
.31% to .40%	215	2,872	3,087	9.21%
.41% to .50%	874	2,350	3,224	9.62%
.51% to .60%	719	176	895	2.67%
.61% to .70%	35	117	152	0.45%
.71% to .80%	58	205	263	0.78%
.81% to .90%	7	276	283	0.84%
.91% to 1.0%	120	59	179	0.53%
1.01% to 1.50%	44	217	261	0.78%
1.51% to 2.00%	38	9	47	0.14%
2.01% to 2.50%	97	—	97	0.29%
2.51% to 3.00%	25	—	25	0.07%
3.01% and above	24	—	24	0.07%

Total Discretionary rate setting products	15,425	12,104	27,529	82.12%

Grand Total—Account Values	$21,417	$12,104	$33,521	100.00%

*	For purposes of this table, contracts currently within new money rate bands are grouped according to the corresponding portfolio rate band in which they will fall upon their first anniversary.

We expect interest spreads to decrease by 4 to 5 basis points for the Retirement segment and 1 to 2 basis points for the Life Insurance segment during the remainder of 2005 relative to June 30, 2005. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations by Segment for the effects of interest rate environments.

Derivatives. As indicated in Note 8 to the Consolidated Financial Statements in our 2004 Form 10-K, we have entered into derivative transactions to reduce our exposure to fluctuations in interest rates, the risk of changes in liabilities indexed to equity markets, credit risk, foreign exchange risk and to increase our exposure to certain investments in exchange for a premium. In addition, we are subject to risks associated with changes in the value of our derivatives; however, such changes in value are generally offset by changes in the value of the items being hedged by such contracts. Modifications to our derivative strategy are initiated periodically upon review of our overall risk assessment. During the first six months of 2005, the significant changes in our derivative positions are as follows:

1.	Entered into $1.2 billion notional of interest rate cap agreements that are used to hedge our annuity business against the negative impact of a significant and sustained rise in interest rates. A total of $5.2 billion notional is outstanding.

2.	Entered into $32.0 million notional of interest rate swap agreements hedging floating rate bond coupon payments resulting in a total of $477.5 million notional outstanding. These interest rate swap agreements convert floating rate bond coupon payments into a fixed rate of return.

3.	Entered into 0.2 million call options on an equal number of shares of LNC stock, resulting in a total of 1.3 million call options on an equal number of shares of LNC stock. A total of 0.2 million call options were terminated, resulting in a gain of $1.4 million. These call options are hedging the increase in liabilities arising from stock appreciation rights granted on LNC stock. Additional stock appreciation rights were granted to LNC agents during the first quarter of 2005.

4.	Entered into financial future contracts in the amount of $2.2 billion notional. These futures are hedging a portion of the liability exposure on certain guarantees in variable annuity products. A total of $1.7 billion notional expired or was closed resulting in a total remaining $0.9 billion notional. No gain or loss was recognized as a result of the expirations or terminations.

5.	Entered into $20.0 million notional of credit default swap agreements. A total of 5.0 million notional was terminated, resulting in a remaining notional of $20.0 million. A loss of $0.03 million was recognized on the termination. We offer credit protection to investors through selling credit default swaps. These swap agreements allow the credit exposure of a particular obligor to be passed onto us in exchange for a quarterly premium.

6.	Decreased our use of credit default swaps hedging against a drop in bond prices from $8.0 million notional to no remaining notional. The decrease in notional is a result of terminations and resulted in a loss of $0.1 million. We used credit default swaps to hedge against a drop in bond prices due to credit concerns of certain bond issuers.

7.	Entered into $575.0 million notional of put option agreements resulting in a total of $975.0 million notional. These put options are hedging a portion of the liability exposure on certain options in variable annuity products. We will receive a payment from the counterparty if the strike rate in the agreement is higher than the specified index rate at maturity.

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

Item 4. Controls and Procedures

(a) Conclusions Regarding Disclosure Controls and Procedures

We maintain disclosure controls and procedures, which are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of June 30, 2005, we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us and our consolidated subsidiaries required to be disclosed in our periodic reports under the Exchange Act.

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

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following tables summarizes purchases of equity securities by the issuer during the quarter ended June 30, 2005:

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (3)
4/1/05 – 4/30/05	—	$—	—	$290.5
5/1/05 – 5/31/05	1,406,054	43.57	1,404,000	229.3
6/1/05 – 6/30/05	173,141	44.80	172,000	221.6

(1)	Total number of shares include those purchased as part of publicly announced plans or programs as well as shares received for the purchase price on the exercise of stock options and shares withheld for taxes on the vesting of restricted stock.
(2)	In August 2002, the Board of Directors of LNC approved share repurchase authorization of $600 million. The amount and timing of share repurchase depends on key capital ratios, rating agency expectations, the generation of free cash flow and an evaluation of the costs and benefits associated with alternative uses of capital.
(3)	As of the last day of the applicable month.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The 2005 annual meeting of shareholders of Lincoln National Corporation (LNC) was held on May 12, 2005.

(b)	Proxies were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934 and there was no solicitation in opposition to the management nominees. All three nominees named in LNC’s proxy statement were elected to serve as directors for a three-year term expiring in 2008.

(c)	The matters voted upon at the meeting and the votes cast with respect to such matters are as follows:

Election of Directors

Nominee	Votes Cast For	Votes Withheld
Marcia J. Avedon	147,250,416	3,275,979
J. Patrick Barrett	144,109,782	6,416,613
Michael F. Mee	146,576,034	3,950,361

Proposal: To ratify the appointment of Ernst & Young LLP, as independent registered public accounting firm for 2005.

For	Against	Abstain	Broker Non-Votes
146,136,093	3,156,300	1,234,002	—

Proposal: To approve the Lincoln National Corporation Amended and Restated Incentive Compensation Plan.

For	Against	Abstain	Broker Non-Votes
130,748,344	17,904,124	1,869,169	4,758

Item 5. Other Information

Our business faces significant risks. The risks described below update the risk factors described in our 2004 Form 10-K and should be read in conjunction with those risk factors. The risk factors described in this Form 10-Q and the 2004 Form 10-K may not be the only risks we face. Additional risks that we do not yet know of or that we currently think are immaterial may also impair our business operations. If any of the following risks actually occur, our business, financial condition, results of operations or prospects could be affected materially.

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

In July 2005, a committee of the NAIC adopted a change to Actuarial Guideline 38 (also known as “AXXX”), the statutory reserve requirements for UL products with secondary guarantees, such as Lincoln National Life’s lapse protection rider (“LPR”). This proposal is expected to be formally adopted by the NAIC in September 2005 with an effective date of July 1, 2005. It is unclear at this time how the NAIC’s action will affect New York’s adoption of emergency amendments as mentioned above.

The proposal does not affect business written prior to the effective date of July 1, 2005. However, based on early analysis and normalized sales of UL products sold with secondary guarantees, we expect Actuarial Guideline 38 could result in up to $100 million of additional statutory reserves for 2005. We continue to evaluate potential modifications to our universal life products with secondary guarantees that may be made in response to the revised regulation. Although the impact of this proposal on future sales of guaranteed no-lapse UL cannot be predicted, it may result in a price increase for such products, and therefore, may lower sales of such products.

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

There continues to be a significant amount of federal and state regulatory activity in the industry relating to numerous issues including market timing and late trading of mutual funds and variable annuity products and broker-dealer access agreements. Like others in the industry, we have received related inquiries including requests for information and/or subpoenas from various authorities including the SEC, NASD, the New York Attorney General and other authorities as well as notices of potential proceedings from the SEC and NASD. We are in the process of responding to these inquiries and notices and continue to cooperate fully with such authorities. In addition, we are, and in the future may be, subject to legal actions in the ordinary course of our insurance and investment management operations, both domestically and internationally. Pending legal actions include proceedings relating to aspects of our businesses and operations that are specific to us, and proceedings that are typical of the businesses in which we operate. Some of these proceedings have been brought on behalf of various alleged classes of complainants. In certain of these matters, the plaintiffs are seeking large and/or indeterminate amounts, including punitive or exemplary damages. For example, in late April 2005, a lawsuit was filed against certain Delaware Investments entities and other defendants in connection with Delaware’s having hired certain portfolio managers; this suit seeks, among other things, compensatory, punitive and exemplary damages. Although we believe that these proceedings ultimately will be resolved without materially affecting our consolidated financial position, substantial legal liability in these or future legal or regulatory actions could have a material financial effect or cause significant harm to our reputation, which in turn could materially harm our business prospects.

Item 6. Exhibits

The following Exhibits of the Registrant are included in this report:

Note: The number preceding the exhibit corresponds to the specific exhibit number within Item 601 of Regulation S-K.

10	(a)	Framework for long-term performance awards under the Amended and Restated Incentive Compensation Plan.

10	(b)	Form of Long-Term Incentive Award Agreement.

10	(c)	LNC’s Executives’ Severance Benefit Plan (As effective January 1, 2005)

10	(d)	Amendment No. 1 to Delaware Investments U.S., Inc. Stock Option Plan (including form of option agreement).

10	(e)	First Amendment To Lease dated December 1999 with respect to Delaware Management Holdings, Inc., offices located at Commerce Square, Philadelphia, Pennsylvania.

10	(f)	LNC’s Amended and Restated Incentive Compensation Plan

12		Ratio of Earnings to Fixed Charges.

31	(a)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31	(b)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32	(b)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
Douglas N. Miller Vice President, Controller and Chief Accounting Officer

Date: August 4, 2005

LINCOLN NATIONAL CORPORATION

Exhibit Index for the Report on Form 10-Q

For the Quarter Ended June 30, 2005

10	(a)	Framework for long-term performance awards under the Amended and Restated Incentive Compensation Plan is incorporated by reference to Exhibit 10(a) of LNC’s Form 8-K (File No. 1-6028) filed with the Commission on May 12, 2005.

10	(b)	Form of Long-Term Incentive Award Agreement is incorporated by reference to Exhibit 10(b) of LNC’s Form 8-K (File No. 1-6028) filed with the Commission on May 12, 2005.

10	(c)	LNC’s Executives’ Severance Benefit Plan (As effective January 1, 2005).

10	(d)	Amendment No. 1 to Delaware Investments U.S., Inc. Stock Option Plan (including form of option agreement).

10	(e)	First Amendment To Lease dated December 1999 with respect to Delaware Management Holdings, Inc., offices located at Commerce Square, Philadelphia, Pennsylvania.

10	(f)	LNC’s Amended and Restated Incentive Compensation Plan is incorporated by reference to Exhibit 8 of LNC’s Proxy Statement in connection with its May 12, 2005 Annual Meeting of Shareholders.

12		Ratio of Earnings to Fixed Charges.

31	(a)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31	(b)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32	(b)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.