Form 10-Q
period 2005-09-30
LINCOLN NATIONAL CORP
filed 2005-11-08
CIK 59558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

__________________

FORM 10-Q

__________________
(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to .

Commission File Number 1-6028

__________________

LINCOLN NATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

__________________

Indiana	35-1140070
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1500 Market Street, Suite 3900, Philadelphia, Pennsylvania	19102-2112
(Address of principal executive offices)	(Zip Code)

(215) 448-1400
(Registrant’s telephone number, including area code )

Not Applicable
(Former name, former address and former fiscal year, if changed since last report )

__________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of October 31, 2005, 173,238,489 shares of common stock of the registrant were outstanding.

Item 1. Financial Statements

LINCOLN NATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2005	2004
	(Unaudited)
	(000s Omitted)
ASSETS
Investments:
Securities available-for-sale, at fair value:
Fixed maturity (cost: 2005—$33,066,428; 2004—$32,815,424)	$34,324,872	$34,700,604
Equity (cost: 2005—$138,508; 2004—$145,809)	151,584	161,127
Trading securities	3,286,973	3,237,377
Mortgage loans on real estate	3,696,205	3,856,908
Real estate	196,582	191,364
Policy loans	1,856,446	1,870,593
Derivative investments	155,918	102,456
Other investments	416,408	386,830
Total Investments	44,084,988	44,507,259
Cash and invested cash	1,601,916	1,661,686
Property and equipment	185,622	207,118
Deferred acquisition costs	3,903,975	3,444,965
Premiums and fees receivable	332,593	232,942
Accrued investment income	565,162	525,137
Assets held in separate accounts	60,811,539	55,204,595
Amounts recoverable from reinsurers	7,210,988	7,067,549
Goodwill	1,194,578	1,195,861
Other intangible assets	1,035,226	1,116,120
Other assets	1,178,020	1,056,033
Total Assets	$122,104,607	$116,219,265

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Insurance and investment contract liabilities:
Insurance policy and claim reserves	$24,729,100	$24,328,125
Contractholder funds	22,796,241	23,074,398
Liabilities related to separate accounts	60,811,539	55,204,595
Total Insurance and Investment Contract Liabilities	108,336,880	102,607,118
Short-term debt	165,105	214,415
Long-term debt	999,482	1,048,636
Junior subordinated debentures issued to affiliated trusts	335,919	339,800
Reinsurance related derivative liability	314,095	375,342
Funds withheld reinsurance liabilities	2,023,456	1,895,092
Federal income taxes payable	31,460	77,624
Other liabilities	2,758,640	2,572,669
Deferred gain on indemnity reinsurance	855,210	912,980
Total Liabilities	115,820,247	110,043,676

Shareholders’ Equity:
Series A preferred stock—10,000,000 shares authorized (2005 liquidation
value—$1,272)	536	566
Common stock—800,000,000 shares authorized	1,740,221	1,654,785
Retained earnings	3,922,808	3,589,533
Accumulated Other Comprehensive Income:
Net unrealized gain on securities available-for-sale	569,020	822,851
Net unrealized gain on derivative instruments	8,888	14,032
Foreign currency translation adjustment	99,505	154,301
Minimum pension liability adjustment	(56,618)	(60,479)
Total Accumulated Other Comprehensive Income	620,795	930,705
Total Shareholders’ Equity	6,284,360	6,175,589
Total Liabilities and Shareholders’ Equity	$122,104,607	$116,219,265

See accompanying Notes to the Consolidated Financial Statements.

LINCOLN NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Unaudited)
	(000s Omitted, except per share amounts)
Revenue:
Insurance premiums	$83,084	$70,573	$226,037	$220,161
Insurance fees	444,798	392,476	1,290,580	1,166,369
Investment advisory fees	73,636	67,371	199,941	196,527
Net investment income	670,849	669,395	2,034,213	2,030,042
Realized gain (loss) on investments	3,780	(33,069)	(8,194)	(63,502)
Gain on sale of subsidiaries/business	-	110,311	14,238	134,370
Amortization of deferred gain on indemnity reinsurance	19,257	32,383	57,771	68,846
Other revenue and fees	117,696	96,618	284,930	270,995
Total Revenue	1,413,100	1,406,058	4,099,516	4,023,808
Benefits and Expenses:
Benefits	613,205	556,109	1,779,113	1,722,729
Underwriting, acquisition, insurance and other expenses	475,248	507,144	1,475,432	1,442,596
Interest and debt expense	21,692	24,417	66,213	71,891
Total Benefits and Expenses	1,110,145	1,087,670	3,320,758	3,237,216
Income before federal income taxes and cumulative effect of
accounting change	302,955	318,388	778,758	786,592
Federal income taxes	74,008	118,711	173,013	244,952
Income before cumulative effect of accounting change	228,947	199,677	605,745	541,640
Cumulative effect of accounting change (net of Federal income taxes)	-	-	-	(24,502)
Net Income	$228,947	$199,677	$605,745	$517,138

Earnings Per Common Share-Basic
Income before cumulative effect of accounting change	$1.33	$1.14	$3.50	$3.06
Cumulative effect of accounting change (net of Federal
income taxes)	-	-	-	(0.14)
Net Income	$1.33	$1.14	$3.50	$2.92

Earnings Per Common Share-Diluted:
Income before cumulative effect of accounting change	$1.30	$1.12	$3.44	$3.01
Cumulative effect of acounting change (net of Federal
income taxes)	-	-	-	(0.13)
Net Income	$1.30	$1.12	$3.44	$2.88

See accompanying Notes to the Consolidated Financial Statements.

LINCOLN NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Nine Months Ended September 30,
	Number of Shares		Amounts
	2005	2004	2005	2004
	(Unaudited)
	(000s omitted, except for share amounts)
Series A Preferred Stock:
Balance at beginning-of-year	16,912	17,746	$566	$593
Conversion into common stock	(1,017)	(636)	(30)	(21)
Balance at September 30	15,895	17,110	536	572

Common Stock:
Balance at beginning-of-year	173,557,730	178,212,455	1,654,785	1,528,701
Conversion of series A preferred stock	16,272	10,176	30	21
Stock compensation/issued for benefit plans	1,920,236	2,554,918	105,241	122,634
Deferred compensation payable in stock	53,617	-	2,390	-
Retirement of common stock	(2,331,000)	(6,233,307)	(22,225)	(56,332)
Balance at September 30	173,216,855	174,544,242	1,740,221	1,595,024

Retained Earnings:
Balance at beginning-of-year			3,589,533	3,413,302
Comprehensive income (loss)			295,835	509,096
Less other comprehensive income (loss) (net of Federal income tax):
Net unrealized loss on securities available-for-sale, net
of reclassification adjustment			(253,831)	(12,989)
Net unrealized loss on derivative instruments			(5,144)	(2,285)
Foreign currency translation adjustment			(54,796)	7,905
Minimum pension liability adjustment			3,861	(673)
Net Income			605,745	517,138
Retirement of common stock			(81,367)	(229,910)
Dividends declared:
Series A preferred ($2.25 per share)			(36)	(40)
Common (2005-$1.10; 2004-$1.05)			(191,067)	(186,251)
Balance at September 30			$3,922,808	$3,514,239

See accompanying Notes to the Consolidated Financial Statements.

LINCOLN NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Continued)

	Nine Months Ended
	September 30,
	2005	2004
	(Unaudited)
	(000s omitted, except for share amounts)
Net Unrealized Gain on Securities Available-for-Sale:
Balance at beginning-of-year	$822,851	$793,054
Change during the period	(253,831)	(12,989)
Balance at September 30	569,020	780,065

Net Unrealized Gain on Derivative Instruments:
Balance at beginning-of-year	14,032	22,094
Change during the period	(5,144)	(2,285)
Balance at September 30	8,888	19,809

Foreign Currency Translation Adjustment:
Accumulated adjustment at beginning-of-year	154,301	108,993
Change during the period	(54,796)	7,905
Balance at September 30	99,505	116,898

Minimum Pension Liability Adjustment:
Balance at beginning-of-year	(60,479)	(55,112)
Change during the period	3,861	(673)
Balance at September 30	(56,618)	(55,785)

Total Shareholders’ Equity at September 30	$6,284,360	$5,970,822

Common Stock at September 30:
Assuming conversion of preferred stock	173,471,175	174,818,002
Diluted basis	176,296,287	177,061,371

See accompanying Notes to the Consolidated Financial Statements.

LINCOLN NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2005	2004
	(Unaudited)
	(000s omitted)
Cash Flows from Operating Activities:
Net income	$605,745	$517,138
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred acquisition costs	(316,712)	(269,174)
Premiums and fees receivable	(4,054)	103,307
Accrued investment income	(40,025)	(50,461)
Policy liabilities and accruals	163,722	(471,484)
Net trading securities purchases, sales and maturities	(121,303)	(72,976)
Gain on reinsurance embedded derivative/trading securities	(4,617)	(478)
Cumulative effect of accounting change	-	37,695
Contractholder funds	244,255	681,684
Amounts recoverable from reinsurers	(143,439)	170,158
Federal income taxes	99,697	149,390
Stock-based compensation expense	37,362	40,726
Depreciation	60,025	44,237
Amortization of other intangible assets	59,479	102,027
Gain on sale of subsidiaries/business	(14,231)	(134,370)
Realized loss on investments and derivative instruments	12,804	63,934
Amortization of deferred gain	(57,770)	(68,846)
Other	67,406	(249,623)
Net Adjustments	42,599	75,746
Net Cash Provided by Operating Activities	648,344	592,884

Cash Flows from Investing Activities:
Securities-available-for-sale:
Purchases	(4,139,250)	(7,146,727)
Sales	2,132,567	3,928,132
Maturities	1,788,341	1,873,674
Purchase of other investments	(698,045)	(650,150)
Sale or maturity of other investments	838,870	1,026,532
Increase in cash collateral on loaned securities	89,346	181,952
Proceeds from sale of subsidiaries/business	14,231	190,926
Other	123,987	234,243
Net Cash Provided by (Used in) Investing Activities	150,047	(361,418)

Cash Flows from Financing Activities:
Issuance of long-term debt	-	197,294
Payment of long-term debt	(240,936)	-
Net increase (decrease) in short-term debt	143,605	(43,970)
Universal life and investment contract deposits	3,649,465	3,673,040
Universal life and investment contract withdrawals	(3,270,025)	(2,505,166)
Investment contract transfers	(1,043,624)	(926,780)
Increase in funds withheld liability	128,364	61,049
Common stock issued for benefit plans	69,875	71,652
Retirement of common stock	(103,592)	(286,242)
Dividends paid to shareholders	(191,293)	(187,553)
Net Cash (Used in) Provided by Financing Activities	(858,161)	53,324
Net (Decrease) Increase in Cash and Invested Cash	(59,770)	284,790
Cash and Invested Cash at Beginning-of-Year	1,661,686	1,711,196
Cash and Invested Cash at September 30	$1,601,916	$1,995,986

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

Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2005. Certain amounts reported in prior years’ Consolidated Financial Statements have been reclassified to conform to the 2005 presentation. These reclassifications have no effect on net income or shareholders’ equity of the prior years.

2. Changes in Accounting Principles and Changes in Estimates

SFAS No. 123(r) - Accounting for Share-Based Payment. In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(r)”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS 123(r) requires recognition in the income statement of all share-based payments to employees based on their fair values. We had previously adopted the retroactive restatement method under SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” and restated all periods presented to reflect stock-based employee compensation cost under the fair value accounting method for all employee awards granted, modified or settled in fiscal years beginning after December 15, 1994.

We currently use the Black-Scholes formula to estimate the value of stock options granted to employees. We are evaluating the use of other acceptable option valuation models upon the required adoption of SFAS 123(r). SFAS 123(r) also requires the reporting of the benefits of tax deductions in excess of recognized compensation as financing cash flow rather than as an operating cash flow. In April 2005, the Securities and Exchange Commission (“SEC”) deferred required implementation to January 1, 2006. We do not expect adoption of SFAS 123(r) to have a material effect on our results of operations, operating cash flows or financial position.

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

In November 2005, the FASB issued proposed FSP EITF 03-1-a, but retitled as FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP FAS 115-1”). The guidance in FSP FAS 115-1 nullifies the accounting and measurement provisions of EITF 03-1, references existing OTTI guidance, and supersedes EITF Topic No. D-44 “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.” FSP FAS 115-1 will be applied prospectively and is effective for reporting periods beginning after December 15, 2005. Our existing policies for recognizing an OTTI are consistent with the guidance in FSP FAS 115-1, therefore we do not expect the adoption of FSP FAS 115-1 to have an effect on our consolidated financial condition or results of operations.

Statement of Position 03-1. Effective January 1, 2004, we implemented the provisions of American Institute of Certified Public Accountants (“AICPA”) Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (“the SOP”). Adjustments arising from implementation, as discussed below, were recorded in net income as a cumulative effect of accounting change.

Guaranteed Minimum Death Benefit Reserves. Although there was no method prescribed under GAAP for guaranteed minimum death benefit (“GMDB”) reserving until the issuance of the SOP, our Lincoln Retirement segment had been recording a reserve for GMDBs. At December 31, 2003, our GMDB reserve was $46.4 million. Adoption of the GMDB reserving methodology under the SOP resulted in a decrease to reserves of $9.7 million pre-tax. GMDB reserves were $12.3 million and $18.2 million at September 30, 2005 and December 31, 2004, respectively.

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

Sales Inducements. Our Lincoln Retirement segment variable annuity product offerings include contracts that offer a bonus credit, typically ranging from 2% to 5% of each deposit. We also offer enhanced interest rates to variable annuity contracts that are under dollar cost averaging (“DCA”) funding arrangements. Bonus credits and excess DCA interest are considered sales inducements under the SOP and, as such, are to be deferred as a sales inducement asset and amortized as a benefit expense over the expected life of the contract. Amortization is computed using the same methodology and assumptions used in amortizing DAC.

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

Statement of Position 05-1. In September 2005, the Accounting Standards Executive Committee of the AICPA issued Statement of Position 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts” (“SOP 05-1”). SOP 05-1 addresses the accounting for DAC on internal replacements other than those described in SFAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments.” An internal replacement is defined by SOP 05-1 as a modification in product benefits, features, rights or coverages that occurs by (a) exchanging the contract for a new contract, (b) amending, endorsing or attaching a rider to the contract, or (c) electing a feature or coverage within a replaced contract. Depending on the classification of the replacement contract and the type of benefit or feature added, SOP 05-1 provides guidance on how to account for the replaced contract’s DAC, other deferred balances and the amortization of the deferrals. SOP 05-1 is to be applied prospectively and is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. We are currently evaluating the potential effects of SOP 05-1 on our consolidated financial condition and results of operations.

3. Federal Income Taxes

The effective tax rate on net income is lower than the prevailing corporate Federal income tax rate principally from tax-preferred investment income. We earn tax-preferred investment income that does not change proportionately with the overall change in earnings or losses before Federal income taxes.

Our Federal income tax liability at December 31, 2004 included a valuation allowance of $46.8 million attributable to the net operating losses of our foreign life reinsurance subsidiary domiciled in Barbados. This valuation allowance has been reduced by $42.5 million to $4.3 million as of September 30, 2005, including a reduction of $13.3 million in the three months ended September 30, 2005. The net operating loss carryforwards of this subsidiary are subject to Federal income tax limitations that only allow the net operating losses to be used to offset future taxable income of the subsidiary. We believe that it is more likely than not that all of the tax benefits associated with this subsidiary’s net operating losses will be realized. The release of the remaining valuation allowance will be apportioned to the fourth quarter of 2005 through an adjustment to the annual effective tax rate.

The American Jobs Creation Act of 2004 provides for an election for either 2004 or 2005 of a special one-time tax deduction of 85 percent of certain foreign earnings that are repatriated. LNC is currently evaluating the effects of the repatriation provision and expects that the evaluation will be completed by the end of the fourth quarter of 2005. Until such evaluation is complete, a range of income tax effects of such repatriation cannot be reasonably estimated.

4. Supplemental Financial Data

A rollforward of the deferred acquisition costs on the Consolidated Balance Sheets is as follows:

	Nine Months Ended
	September 30,
(in millions)	2005	2004
Balance at beginning-of-year	$3,445.0	$3,147.1
Deferral	649.7	606.8
Amortization	(333.0)	(337.6)
Adjustment related to realized gains on securities available-for-sale	(39.8)	(29.9)
Adjustment related to unrealized gains on securities available-for-sale	228.4	(29.4)
Foreign currency translation adjustment	(46.3)	9.1
Cumulative effect of accounting change	-	(39.3)
Balance at end-of-period	$3,904.0	$3,326.8

Realized gains and losses on investments and derivative instruments for the nine months ended September 30, 2005 and 2004 are net of amounts amortized against deferred acquisition costs of $39.8 million and $29.9 million, respectively. In addition, realized gains and losses for the nine months ended September 30, 2005 and 2004 are net of adjustments made to policyholder reserves of $(0.8) million and $1.0 million, respectively. We have either a contractual obligation or have a consistent historical practice of making allocations of investment gains or losses to certain policyholders and to certain reinsurance arrangements.

Details underlying underwriting, acquisition, insurance and other expenses on the Consolidated Statements of Income are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2005	2004	2005	2004
Commissions	$207.2	$171.0	$577.0	$510.8
Other volume-related expenses	128.3	74.1	353.0	291.0
Operating and administrative expenses	249.1	264.6	696.7	704.3
Deferred acquisition costs net of amortization	(153.7)	(85.4)	(316.7)	(269.2)
Other intangibles amortization	20.2	52.7	59.5	102.0
Taxes, licenses and fees	21.4	25.6	78.1	82.4
Restructuring charges	2.7	4.5	27.8	21.3
Total	$475.2	$507.1	$1,475.4	$1,442.6

During the third quarters of 2005 and 2004, we completed our annual comprehensive reviews of the assumptions underlying the amortization of DAC, PVIF, DSI and DFEL as well as the reserves related to GMDB and the embedded derivative related to guaranteed minimum withdrawal benefits (“GMWB”). As a result of these comprehensive reviews, we recorded net positive prospective unlocking of $63.1 million pre-tax ($41.0 million after-tax) and $14.8 million pre-tax ($9.6 million after-tax) for 2005 and 2004, respectively.

 For intangible assets subject to amortization, the total gross carrying amount and accumulated amortization in total and for each major intangible asset class by segment are as follows:

	As of September 30, 2005		As of December 31, 2004
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(in millions)	Amount	Amortization	Amount	Amortization
Present value of in-force
Lincoln Retirement	$225.0	$146.7	$225.0	$132.4
Life Insurance	1,254.2	574.6	1,254.2	527.7
Lincoln UK *	377.1	115.6	410.2	134.1
Subtotal	1,856.3	836.9	1,889.4	794.2
Client lists
Investment Management	92.2	76.4	91.4	70.5
Total	$1,948.5	$913.3	$1,980.8	$864.7

_____________
*
The gross carrying amount and accumulated amortization of the present value of in-force for the Lincoln UK segment changed from December 31, 2004 to September 30, 2005, which includes changes due to the translation of the balances from British pounds to U.S. dollars based on the prevailing exchange rate as of the respective balance sheet dates.

Aggregate amortization expense for other intangible assets for the three and nine months ended September 30, 2005 was $20.2 million and $59.5 million, respectively, compared to $52.7 million and $102.0 million for the three and nine months ended September 30, 2004, respectively.

Future estimated amortization of other intangible assets is as follows (in millions):

Remainder 2005 - $22.1	2006 - $82.8	2007 - $78.5
2008 - $74.8	2009 - $69.2	Thereafter - $707.8

A rollforward of the present value of insurance business acquired included in other intangible assets is as follows:

	September 30,	December 31,
(in millions)	2005	2004
Balance at beginning of year	$1,095.2	$1,196.5
Interest accrued on unamortized balance
(Interest rates range from 5% to 7%)	46.8	69.2
Amortization	(100.4)	(190.0)
Foreign exchange adjustment	(22.2)	19.5
Balance at end-of-period	1,019.4	1,095.2
Other intangible assets (non-insurance)	15.8	20.9
Total other intangible assets at end-of-period	$1,035.2	$1,116.1

 Details underlying contractholder funds on the Consolidated Balance Sheets are as follows:

	September 30,	December 31,
(in millions)	2005	2004
Premium deposit funds	$21,932.7	$22,215.1
Undistributed earnings on participating business	123.3	145.3
Other	740.2	714.0
Total	$22,796.2	$23,074.4

5. Insurance Benefit Reserves

We issue variable contracts through our separate accounts for which investment income and investment gains and losses accrue directly to, and investment risk is borne by, the contractholder (traditional variable annuities). We also issue variable annuity and life contracts through separate accounts that include various types of GMDB features and a GMWB. The GMDB features generally include those where we contractually guarantee that the contractholder receives (a) a return of no less than total deposits made to the contract less any partial withdrawals, (b) total deposits made to the contract less any partial withdrawals plus a minimum return, or (c) the highest contract value on any contract anniversary date through age 80 minus any payments or withdrawals following such contract anniversary.

The following table provides information on the GMDB features outstanding at September 30, 2005 and December 31, 2004. (Note that our variable contracts with guarantees may offer more than one type of guarantee in each contract; therefore, the amounts listed are not mutually exclusive.) The net amount at risk is defined as the current guaranteed minimum death benefit in excess of the current account balance at the respective balance sheet dates.

	In the Event of Death
	September 30,	December 31,
(dollars in billions)	2005	2004
Return of net deposit
Account value	$30.6	$28.4
Net amount at risk	0.1	0.2
Average attained age of contractholders	53	52
Return of net deposits plus a minimum return
Account value	$0.3	$0.3
Net amount at risk	-	-
Average attained age of contractholders	66	65
Guaranteed minimum return	5%	5%
Highest specified anniversary account value minus withdrawals post anniversary
Account value	$17.8	$15.6
Net amount at risk	0.4	0.6
Average attained age of contractholders	63	62

Approximately $6.9 billion and $4.2 billion of separate account values at September 30, 2005 and December 31, 2004 were attributable to variable annuities with a GMWB feature. This GMWB feature offers the contractholder a guarantee equal to the initial deposit adjusted for any subsequent purchase payments or withdrawals. There are one-year and five-year step-up options, which allow the contractholder to step up the guarantee. GMWB features are considered to be derivatives under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” resulting in the guarantees being recognized at fair value, with changes in fair value reported in net income.

Separate account balances attributable to variable annuity contracts with guarantees are as follows:

	September 30,	December 31,
(in billions)	2005	2004
Asset Type
Domestic equity	$30.5	$27.6
International equity	3.9	3.2
Bonds	4.9	4.2
Total	39.3	35.0
Money market	3.8	3.3
Total	$43.1	$38.3
Percent of total variable annuity separate account values	95%	95%

The following table summarizes GMDB liabilities:

	GMDB
	September 30,	September 30,
(in millions)	2005	2004
Balance at beginning of year	$18.2	$46.4
Cumulative effect of implementation of SOP 03-1	-	(9.7)
Changes in reserves	5.2	24.4
Benefits paid	(11.1)	(12.9)
Balance at end-of-period	$12.3	$48.2

The changes to the benefit reserves above are reflected in benefits in the Consolidated Statements of Income. Also included in benefits in the Consolidated Statements of Income are the results of the hedging program, which included losses of $3.6 million and $2.0 million for GMDB for the three and nine months ended September 30, 2005, respectively, and $4.7 million and $5.7 million for the three and nine months ended September 30, 2004, respectively.

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

LNL is recognized as an accredited reinsurer in the state of New York, which effectively enables it to conduct reinsurance business with unrelated insurance companies that are domiciled within the state of New York. As a result, it is also subject to the regulatory requirements that the state of New York imposes upon authorized insurers. These regulations include reserve requirements, which differ from Indiana’s requirements. The New York regulations require LNL to report more reserves to the state of New York. As a result, the level of statutory surplus that LNL reports to New York is less than the statutory surplus reported to Indiana and the National Association of Insurance Commissioners. If New York requires us to maintain a higher level of capital to remain an accredited reinsurer in New York, LNL’s ability to pay dividends to us could be constrained. However, we do not expect that LNL’s ability to pay dividends during 2005 will be constrained as a result of our status in New York.

Lincoln UK’s operations consist primarily of unit-linked life and pension products, which are similar to U.S. produced variable life and annuity products. Lincoln UK’s insurance subsidiaries are regulated by the U.K. Financial Services Authority (“FSA”) and are subject to capital requirements as defined by the U.K. Capital Resources Requirement (formerly the Required Minimum Solvency Margin). Lincoln UK maintains approximately 1.5 to 2.0 times the required capital as prescribed by the regulatory resources requirement. In addition, the FSA has imposed certain minimum capital requirements for the combined U.K. subsidiaries. As is the case with regulated insurance companies in the U.S., changes to regulatory capital requirements can impact the dividend capacity of our UK insurance subsidiaries and cash flows to us.

Reinsurance

Our amounts recoverable from reinsurers represents receivables from and reserves ceded to reinsurers. We obtain reinsurance from a diverse group of reinsurers and monitor concentration as well as financial strength ratings of our principal reinsurers. Our principal reinsurers are strongly rated companies, with Swiss Re representing the largest exposure. We sold our reinsurance business to Swiss Re primarily through indemnity reinsurance arrangements in 2001. Because we are not relieved of our liability to the ceding companies for this business, the liabilities and obligations associated with the reinsured contracts remain on our Consolidated Balance Sheets with a corresponding reinsurance receivable from Swiss Re, which totaled $4.4 billion at September 30, 2005, and is included in amounts recoverable from reinsurers. During 2004, Swiss Re funded a trust for $2.0 billion to support this business. In addition to various remedies that we would have in the event of a default by Swiss Re, we continue to hold assets in support of certain of the transferred reserves. These assets consist of those reported as trading securities and certain mortgage loans. Our funds withheld and embedded derivative liabilities at September 30, 2005 included $2.0 billion and $0.3 billion, respectively, related to the business reinsured by Swiss Re.

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

Because the reserves related to the personal accident business are based upon various estimates that are subject to considerable uncertainty, the reserves carried on the Consolidated Balance Sheet at September 30, 2005 may ultimately prove to be either excessive or deficient. For instance, in the event that future developments indicate that these reserves should be increased, under FAS 113 we would record a current period non-cash charge to record the increase in reserves. Because Swiss Re is responsible for paying the underlying claims to the ceding companies, we would record a corresponding increase in reinsurance recoverable from Swiss Re. However, FAS 113 does not permit us to take the full benefit in earnings for the recording of the increase in the reinsurance recoverable in the period of the change. Rather, we would increase the deferred gain recognized upon the closing of the indemnity reinsurance transaction with Swiss Re and would report a cumulative amortization “catch-up” adjustment to the deferred gain balance as increased earnings recognized in the period of change. Any amount of additional increase to the deferred gain above the cumulative amortization “catch-up” adjustment must continue to be deferred and will be amortized into income in future periods over the remaining period of expected run-off of the underlying business. No cash would be transferred between Swiss Re and us as a result of these developments.

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

At September 30, 2005 and December 31, 2004, the aggregate liability associated with Lincoln UK selling practices was $13.7 million and $27.4 million, respectively. On an ongoing basis, Lincoln UK evaluates various assumptions underlying these estimated liabilities, including the expected levels of future complaints and the potential implications with respect to the adequacy of the aggregate liability associated with UK selling practice matters. Based upon our evaluation in the third quarter of 2005, we increased the reserve for selling practice matters by $4.9 million as a result of greater than expected levels of customer complaints. Any changes in the regulatory position on time limits for making a complaint regarding the sale of mortgage endowment contracts or higher than expected levels of complaints may result in Lincoln UK revising its estimate of the required level of these liabilities. The reserves for these issues are based on various estimates that are subject to considerable uncertainty. Accordingly, the reserves may prove to be deficient or excessive. However, it is management’s opinion that future developments regarding Lincoln UK selling practices will not have a material effect on our results of operations or our consolidated financial position.

In addition, we have successfully pursued claims with some of our liability carriers for reimbursement of certain costs incurred in connection with certain United Kingdom selling practices. We are continuing to pursue claims with liability carriers.

Marketing and Compliance Issues

There continues to be a significant amount of federal and state regulatory activity in the industry relating to numerous issues including, but not limited to, market timing and late trading of mutual fund and variable insurance products and broker-dealer access arrangements. Like others in the industry, we have received inquiries including requests for information and/or subpoenas from various authorities including the SEC, the National Association of Securities Dealers (“NASD”) and the New York Attorney General, as well as notices of potential proceedings from the SEC and NASD. We are in the process of responding to, and in some cases have settled or are in the process of settling, certain of these inquiries and potential proceedings. We continue to cooperate fully with such authorities.

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

Guarantees

We have guarantees with off-balance-sheet risks having contractual values outstanding of $4.0 million and $4.6 million at September 30, 2005 and December 31, 2004, respectively.

Certain of our subsidiaries have sold commercial mortgage loans through grantor trusts, which issued pass-through certificates. These subsidiaries have agreed to repurchase any mortgage loans which remain delinquent for 90 days at a repurchase price substantially equal to the outstanding principal balance plus accrued interest thereon to the date of repurchase. In case of default by the borrowers, we have recourse to the underlying real estate. It is management’s opinion that the value of the properties underlying these commitments is sufficient that in the event of default, the impact would not be material to us. These guarantees expire in 2009.

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

LNL and we are required to maintain minimum ratings as a matter of routine practice in negotiating ISDA agreements. Under the majority of ISDA agreements and as a matter of policy, LNL has agreed to maintain financial strength or claims-paying ratings above S&P BBB and Moody’s Baa2. A downgrade below these levels would result in termination of the derivatives contract at which time any amounts payable by us would be dependent on the market value of the underlying derivative contract. In certain transactions, the counterparty and LNL have entered into a collateral support agreement requiring us to post collateral upon significant downgrade. We are required to maintain long-term senior debt ratings of S&P BBB- and Moody’s Baa3. We also require for our own protection minimum rating standards for counterparty credit protection. LNL is required to maintain financial strength or claims-paying ratings above S&P A- and Moody’s A3 under certain ISDA agreements, which collectively do not represent material notional exposure. We do not believe the inclusion of termination or collateralization events poses any material threat to our liquidity position.

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

7. Segment Information

We have four business segments: Lincoln Retirement, Life Insurance, Investment Management and Lincoln UK. Segment operating revenue and income from operations are internal financial performance measures used by our management and Board of Directors to evaluate and assess the results of our segments. Operating revenue excludes realized gains and losses on investments and derivative instruments, gains and losses on reinsurance embedded derivative/trading securities, gains and losses on sale of subsidiaries/businesses and amortization of the deferred gain arising from reserve development on business sold through reinsurance. Income (loss) from operations is net income (loss) excluding net realized investment gains and losses, losses on early retirement of debt, restructuring charges, reserve development net of related amortization on business sold through reinsurance and cumulative effect of accounting changes. Our management and Board of Directors believe that income (loss) from operations explains the results of our ongoing businesses in a manner that allows for a better understanding of the underlying trends in our current businesses because net realized investment gains and losses, losses on early retirement of debt, restructuring charges, reserve development net of related amortization on business sold through reinsurance and cumulative effect of accounting changes are unpredictable and not necessarily indicative of current operating fundamentals or future performance of the business segments, and in many instances, decisions regarding these items do not necessarily relate to the operations of the individual segments.

The following table shows financial data by segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2005	2004	2005	2004
Revenue:
Segment Operating Revenue:
Lincoln Retirement	$573.1	$526.2	$1,684.6	$1,588.7
Life Insurance	492.4	481.1	1,473.9	1,449.2
Investment Management (1)	146.8	133.0	415.1	407.1
Lincoln UK	102.8	95.8	255.9	252.9
Other Operations	251.9	217.6	743.8	626.0
Consolidating adjustments	(157.9)	(125.1)	(480.8)	(372.0)
Net realized investment results (2)	3.7	77.2	6.0	70.9
Reserve development net of related amortization
on business sold through reinsurance	0.3	0.3	1.0	1.0
Total	$1,413.1	$1,406.1	$4,099.5	$4,023.8
Net Income:
Segment Income from Operations:
Lincoln Retirement	$136.2	$110.2	$354.2	$314.1
Life Insurance	75.1	55.4	218.7	206.3
Investment Management	10.2	12.5	21.4	38.3
Lincoln UK	9.6	10.1	29.9	27.0
Other Operations	(2.9)	(9.9)	(5.0)	(50.9)
Other items (3)	(1.8)	(2.9)	(18.0)	(13.9)
Net realized investment results (4)	2.3	24.1	3.9	20.1
Reserve development net of related amortization on
business sold through reinsurance	0.2	0.2	0.6	0.6
Income before cumulative effect of accounting change	228.9	199.7	605.7	541.6
Cumulative effect of accounting change	-	-	-	(24.5)
Net Income	$228.9	$199.7	$605.7	$517.1

_________________
(1)
Revenues for the Investment Management segment include inter-segment revenues for asset management services provided to our other segments. These inter-segment revenues totaled $24.9 million and $26.4 million for the three months ended September 30, 2005 and 2004, respectively, and $74.3 million and $79.0 million for the nine months ended September 30, 2005 and 2004, respectively.

(2)
Includes realized losses on investments and derivatives of $1.6 million and $27.5 million for the three months ended September 30, 2005 and 2004, respectively; gain (loss) on reinsurance embedded derivative/trading securities of $5.3 million and $(5.6) million for the three months ended September 30, 2005 and 2004, respectively; and gain on sale of subsidiaries/businesses of $110.3 million for the three months ended September 30, 2004. Includes realized losses on investments of $12.8 million and $64.0 million for the nine months ended September 30, 2005 and 2004, respectively; gain on reinsurance embedded derivative/trading securities of $4.6 million and $0.5 million for the nine months ended September 30, 2005 and 2004, respectively; and gain on sale of subsidiaries/businesses of $14.2 million and $134.4 million for the nine months ended September 30, 2005 and 2004, respectively.

(3)	Represents restructuring charges.

(4)
Includes after-tax realized losses on investments and derivatives of $1.2 million and $17.9 million for the three months ended September 30, 2005 and 2004, respectively; gain (loss) on reinsurance embedded derivative/trading securities of $3.5 million and $(3.8) million for the three months ended September 30, 2005 and 2004, respectively; and gain on sale of subsidiaries/businesses of $45.8 million for the three months ended September 30, 2004. Includes realized losses on investments and derivatives of $8.4 million and $41.6 million for the nine months ended September 30, 2005 and 2004, respectively; gain on reinsurance embedded derivative/trading securities of $3.0 million and $0.2 million for the nine months ended September 30, 2005 and 2004, respectively; and gain on sale of subsidiaries/businesses of $9.3 million and $61.5 million for the nine months ended September 30, 2005 and 2004, respectively.

8. Earnings Per Share

As required for the calculation of diluted earnings per share, the income used in the calculation is our income before cumulative effect of accounting change and net income, reduced by minority interest adjustments related to outstanding stock options under Delaware Investments U.S., Inc.’s (“DIUS”) stock option incentive plan of $0.2 million for both the three and nine months ended September 30, 2005 and $0.3 million for the nine months ended September 30, 2004.

A reconciliation of the denominator in the calculations of basic and diluted net income and income before cumulative effect of accounting change per share is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Denominator: [number of shares]
Weighted-average shares as used in basic calculation	172,614,421	175,173,100	173,018,733	176,928,001
Conversion of preferred stock	258,153	278,743	262,342	282,863
Non-vested stock	1,401,023	636,448	1,223,935	359,613
Average stock options outstanding during the period	6,957,917	8,060,724	6,246,594	9,511,761
Assumed acquisition of shares with assumed proceeds and
benefits from exercising stock options	(6,086,239)	(7,355,024)	(5,467,039)	(8,173,989)
Shares repurchaseable from measured but unrecognized
stock option expense	(650,891)	(153,005)	(552,577)	(219,442)
Average deferred compensation shares	1,340,854	1,054,261	1,278,772	1,024,954
Weighted-average shares, as used in diluted calculation	175,835,238	177,695,247	176,010,760	179,713,761

 The table above reflects the dilutive effect of outstanding options in which the average market price of our common stock exceeds the issue price of stock options. Participants in our deferred compensation plans that select our stock for measuring the investment return attributable to their deferral amounts will be paid out in our stock. These deferred compensation plan obligations are dilutive and are shown in the table above.

9. Pension and Post-retirement Plans

The components of net periodic benefit expense for our U.S. defined benefit pension plan and post-retirement benefit plans are as follows:

			Other Post-retirement
	Pension Benefits		Benefits
For the three months ended September 30 (in millions)	2005	2004	2005	2004
Service cost	$4.6	$4.5	$0.5	$0.5
Interest cost	8.4	8.4	1.5	1.5
Expected return on plan assets	(10.7)	(10.2)	-	-
Amortization of prior service cost	(0.4)	(0.6)	-	-
Recognized net actuarial losses	0.7	0.7	0.1	-
Net periodic benefit expense	$2.6	$2.8	$2.1	$2.0

			Other Post-retirement
	Pension Benefits		Benefits
For the nine months ended September 30 (in millions)	2005	2004	2005	2004
Service cost	$14.6	$13.9	$1.5	$1.5
Interest cost	25.3	24.8	4.4	4.5
Expected return on plan assets	(33.0)	(30.7)	-	-
Amortization of prior service cost	(1.1)	(1.7)	-	(0.1)
Recognized net actuarial losses	1.3	0.9	0.5	-
Net periodic benefit expense	$7.1	$7.2	$6.4	$5.9

We expect to contribute between $0 and $20 million to our qualified U.S. defined benefit pension plans. In October 2005, we funded our non-U.S. defined benefit pension plan with a contribution of $70.6 million.

10. Stock-Based Incentive Compensation Plans

See Note 7 to the Consolidated Financial Statements in our 2004 Form 10-K for a detailed discussion of stock and incentive compensation.

LNC Stock-Based Incentive Plans

We have various incentive plans for our employees, agents and directors and our subsidiaries that provide for the issuance of stock options, stock incentive awards, stock appreciation rights (“SAR”), restricted stock awards, restricted stock units (“performance shares”), and deferred stock units. DIUS has a separate stock option incentive plan.

Information with respect to stock option and performance share awards granted under these plans is provided in the table below:

	September 30,
	2005	2004
Awards
10-year LNC stock options	370,646	414,798
Performance share units	435,827	552,906

Outstanding at September 30
10-year LNC stock options	988,797	621,918
Performance share units	1,588,610	1,221,479

Performance measures for determining the actual amount of stock options and performance share units are established at the beginning of each three-year performance period. Depending on the performance, the actual amount of stock options and performance share units could range from zero to 200% of the granted amount.

Total pre-tax compensation expense for performance vesting awards is as follows:

	Three Months Ended		Nine Months Ended
(in millions)	September 30,		September 30,
	2005	2004	2005	2004
Stock options	$0.9	$0.6	$2.7	$1.5
Shares	8.0	4.9	20.0	13.7
Cash awards	1.3	0.6	3.1	1.7

Information with respect to our incentive plans involving stock options is as follows:
	Options Outstanding		Options Exercisable
		Weighted-		Weighted-
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
Balance at December 31, 2004	11,903,200	$42.37	9,981,911	$41.84
Granted-original	370,646	46.77
Granted-reloads	47,483	48.35
Exercised (includes shares tendered)	(1,914,387)	33.58
Forfeited	(846,442)	44.24
Balance at September 30, 2005	9,560,500	$44.16	8,112,990	$44.06

  Total pre-tax compensation expense for our incentive plans involving stock options, including the DIUS stock option incentive plan discussed below, was $5.4 million and $20.4 million for the three and nine months ended September 30, 2005, respectively, and $7.8 million and $25.3 million for the three and nine months ended September 30, 2004, respectively.

Delaware Stock Option Incentive Plan

At September 30, 2005, DIUS had 10,054,591 shares of common stock outstanding. Information with respect to the DIUS incentive plan involving stock options is as follows:

	Options Outstanding		Options Exercisable
		Weighted-		Weighted-
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
Balance at December 31, 2004	1,326,691	$121.73	552,259	$116.94
Granted - original	444,100	142.57
Exercised (includes shares tendered)	(57,567)	116.84
Forfeited	(177,281)	118.30
Balance at September 30, 2005	1,535,943	$128.15	693,152	$118.97

 In the second quarter of 2005, the DIUS Stock Option Plan was amended to increase the exercise price for all outstanding options by $13.31 to reflect the impact to the DIUS Stock Option Plan of the sale of our London-based international investment unit, DIAL. As a result, the average exercise prices in the table above have been restated for all periods.

Stock Appreciation Rights Incentive Plan

We recognize compensation expense for the SAR program based on the fair value method using an option-pricing model. Compensation expense and the related liability are recognized on a straight-line basis over the vesting period of the SARs. The SAR liability is marked-to-market through net income, which causes volatility in net income as a result of changes in the market value of our stock. We hedge this volatility by purchasing call options on our stock, which are also marked-to-market through net income. Total pre-tax compensation expense recognized for the SAR program was $2.7 million and $3.0 million for the three and nine months ended September 30, 2005, respectively, compared to $0.3 million and $5.2 million for the three and nine months ended September 30, 2004, respectively. The mark-to-market gain (loss) recognized through income on the call options on our stock was $2.7 million and $1.4 million for the three and nine months ended September 30, 2005, respectively, compared to $(0.5) million and $2.2 million for the three and nine months ended September 30, 2004, respectively. The SAR liability at September 30, 2005 and December 31, 2004 was $7.3 million and $9.4 million, respectively.

Information with respect to our incentive plan involving SARs is as follows:

	SARs Outstanding		SARs Exercisable
		Weighted-		Weighted-
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
Balance at December 31, 2004	1,291,500	$40.90	629,991	$40.34
Granted-original	230,600	46.72
Exercised	(327,642)	32.84
Forfeited	(37,936)	42.63
Balance at September 30, 2005	1,156,522	$44.26	587,245	$45.42

11. Restructuring Charges

Included in the discussion below are restructuring plans that were implemented during the years 1999 through 2005 that were not yet completed as of September 30, 2005. Any restructuring plans that were implemented during the years 1999 through 2002 that were completed as of September 30, 2005 are not included in the discussion below. For a discussion of these completed plans, see Note 13 to the Consolidated Financial Statements in our 2004 Form 10-K. The aggregate charges associated with the restructuring plans were included in underwriting, acquisition, insurance and other expenses on the Consolidated Statements of Income in the period incurred.

2005 Restructuring Plan

During May 2005, LFA implemented a restructuring plan to realign its field management and financial planning support areas. Total pre-tax restructuring charges incurred during the first nine months of 2005 were $6.6 million. These charges, which are included in Other Operations, included employee severance and termination benefits of $3.8 million and rent on abandoned office space of $2.8 million. The remaining reserves totaled $3.1 million at September 30, 2005. The plan is expected to be completed by the third quarter of 2006, except for lease payments on vacated space which run through 2008.

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

The following table provides information about the 2003 restructuring plans:

	Life Insurance	Fixed Annuity	Realignment
	Realignment	Consolidation	June/August
(in millions)	Jan 2003	Feb 2003	2003	Total
Total expected charges, net of reversals	$25.7	$4.8	$100.6	$131.1
Incurred through 2004
Employee severance and termination benefits	7.0	1.9	38.2	47.1
Write-off of impaired assets	1.9	-	4.9	6.8
Other costs:
Rent on abandoned office space	6.1	2.2	5.0	13.3
Other	7.4	0.2	2.1	9.7
Total restructuring charges (pre-tax) through 2004	22.4	4.3	50.2	76.9
Expended through 2004	21.6	3.9	45.0	70.5
Reversed through 2004	-	-	1.7	1.7
Restructuring reserve at December 31, 2004	0.8	0.4	3.5	4.7
Incurred in the first nine months of 2005
Employee severance and termination benefits	-	-	1.0	1.0
Other costs:
Write-off of impaired assets	-	-	16.5	16.5
Rent on abandoned office space	-	-	0.8	0.8
Other	1.4	-	1.6	3.0
Total restructuring charges (pre-tax) in the first nine months of 2005	1.4	-	19.9	21.3
Expended in the first nine months of 2005	1.4	-	22.4	23.8
Reversed in the first nine months of 2005	-	-	0.2	0.2
Restructuring reserve at September 30, 2005	$0.8	$0.4	$0.8	$2.0
Additional amounts expended that do not qualify as restructuring charges:
Year ended December 31, 2004	$2.0	$0.5	$22.8	$25.3
Nine months ended September 30, 2005	-	-	4.9	4.9
Expense savings realized in 2004 (pre-tax)	20.0	6.4	73.6	100.0
Total expected annual expense savings (pre-tax)	20.0	6.4	98.6	125.0
Expected completion date	4th Quarter	4th Quarter	4th Quarter
	2005	2005	2005

Pre-tax restructuring charges for the June/August realignment activities for the nine months ended September 30, 2005 occurred in the following segments: Lincoln Retirement ($16.3 million), Life Insurance ($3.2 million), and Other Operations ($0.4 million).

Pre-tax restructuring charges for the June/August realignment activities for the nine months ended September 30, 2004 occurred in the following segments: Lincoln Retirement ($6.0 million), Life Insurance ($0.6 million), Investment Management ($1.6 million), and Other Operations ($9.5 million).

1999 and 2000 Restructuring Plans

During 1999 and 2000, we implemented restructuring plans relating to the Lincoln UK’s operations. In addition to various other activities, these plans involved vacating leased facilities. All other plan activities have been completed and the remaining reserves relate to future lease payments on exited properties, which run through 2016. The remaining reserves for these plans totaled $6.9 million at September 30, 2005.

12. Sale of International Investment Unit

On September 24, 2004, we completed the sale of our London-based international investment unit (“DIAL”) to the unit’s management group and an unaffiliated investor. At closing, we received $180.9 million in cash and relief of certain obligations of approximately $18.8 million. Our after-tax gain from the transaction was $45.8 million. Investment Management’s results for the three and nine months ended September 30, 2004 included income from operations of approximately $4.8 million and $12.4 million, respectively, from the international investment unit. Investment Management transferred $22.1 billion of assets under management for the international investment unit as a result of the sale. Of Investment Management’s remaining assets under management at September 30, 2005, approximately $15.4 billion are being sub-advised on our behalf by the acquirer.

13. Subsequent Event

On October 9, 2005, LNC entered into a merger agreement with Quartz Corporation (“Quartz”), a direct wholly owned subsidiary of LNC formed for the purpose of completing the merger, and Jefferson-Pilot Corporation (“Jefferson-Pilot”). Jefferson-Pilot, through its subsidiaries, offers full lines of individual and group life insurance products, annuity and investment products, and it operates television and radio stations.

Upon the terms and subject to the conditions of the merger agreement, Jefferson-Pilot will merge with and into Quartz, with Quartz continuing as the surviving corporation and a direct wholly owned subsidiary of LNC. Under the terms of the merger agreement, Jefferson-Pilot shareholders may choose to receive (i) 1.0906 shares of LNC common stock for each of their shares, (ii) $55.96 in cash for each of their shares or (iii) a combination of LNC common stock and cash. Notwithstanding the election, the aggregate amount of the cash payment to Jefferson-Pilot shareholders will equal $1.8 billion. Accordingly, the election of Jefferson-Pilot shareholders may be subject to a pro-rata adjustment. LNC plans to permanently finance the cash portion of the purchase price through a combination of long-term debt, preferred stock or other securities, including high-equity content hybrid securities or a combination of the foregoing. The transaction, which is subject to the approval of shareholders of both companies, regulatory approvals and customary closing conditions, is expected to close by the end of the first quarter of 2006. For more information regarding this transaction, see our current report on Form 8-K filed with the SEC on October 11, 2005.

In October 2005, a purported shareholder class action suit was filed in state court in North Carolina naming Jefferson-Pilot, most of the individual members of its board of directors and LNC as defendants.  The complaint alleges that certain defendants have breached their fiduciary duties by entering into the merger agreement.  The complaint seeks, among other things, unspecified compensatory damages. We believe that the lawsuit is without any merit and plan to defend against it vigorously.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the financial condition of Lincoln National Corporation and its consolidated subsidiaries (“LNC” or the “Company” which also may be referred to as “we” or “us”) as of September 30, 2005, compared with December 31, 2004, and the results of operations of LNC for the three and nine months ended September 30, 2005, compared with the same periods last year. The balance sheet information presented below is as of September 30, 2005 and December 31, 2004. The statement of operations information is for the three and nine months ended September 30, 2005 and 2004.

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

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from the results contained in the forward-looking statements. Risks and uncertainties that may cause actual results to vary materially, some of which are described within the forward-looking statements include, among others:

•
Legislative, regulatory or tax changes, both domestic and foreign, that affect the cost of, or demand for, LNC’s products, the required amount of reserves and/or surplus, or otherwise affect our ability to conduct business, including changes to statutory reserves and/or risk-based capital requirements related to secondary guarantees under universal life and variable annuity products such as Actuarial Guideline 38; restrictions on revenue sharing and 12b-1 payments; and the potential for federal tax reform;

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

•	Loss of key management, portfolio managers in the Investment Management segment, financial planners in Lincoln Financial Advisors (“LFA”) or wholesalers in Lincoln Financial Distributors (“LFD”); and

•
Changes in general economic or business conditions, both domestic and foreign, that may be less favorable than expected and may affect foreign exchange rates, premium levels, claims experience, the level of pension benefit costs and funding, and investment results.

The risks included here are not exhaustive. For risks concerning our previously announced merger with Jefferson-Pilot Corporation (“Jefferson-Pilot”), see our Form 8-K filed with the Securities and Exchange Commission (“SEC”) on October 11, 2005. Other sections of this report and LNC’s annual reports on Form 10-K, current reports on Form 8-K and other documents filed with the SEC include additional factors which could impact LNC’s business and financial performance. Moreover, LNC operates in a rapidly changing and competitive environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors.

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

Our business model is based upon a strategic intent to be the partner of choice for accumulating, protecting and enjoying wealth. We maintain a philosophy that certain elements are necessary to achieve these objectives, and we visually depict these elements in the form of a columned structure. The first layer of the foundation of the structure is made up of our employees. Building up from that is financial and risk management, which also underlies our management and business philosophy. Talented employees and strong financial and risk management provide the foundation from which we operate and grow our company. With that as a base, there are three pillars that we focus on — product excellence, distribution reach and a powerful brand.

Product excellence is the first pillar of our business. It is important that we continually develop and provide products to the marketplace that not only meet the needs of our customers and compete effectively, but also satisfy our risk profile and meet our profitability standards. These products must be well supported with service after the sale.

In the Life Insurance segment, competitive pressures continue to depress overall revenues. However, we remain committed to maintaining our pricing discipline. Within the Lincoln Retirement segment, deposits and net flows have been strong in 2005 within both the individual and employer-sponsored marketplace due to the acceptance of our varied product offering, especially our variable annuities with guaranteed minimum withdrawal benefits and i4LIFE ®, our income for life rider. In our Investment Management segment, we have also experienced increased net flows as we continue to have strong investment performance. In addition, during

2005, we have continued to enhance some of our investment classes through the addition of talented managers in large asset classes like fixed income, value, growth, and international.

  Our second essential pillar is distribution reach. Because our products are complex and are generally purchased through broker-dealers and financial advisors, the ability to distribute to these marketing channels is one key to success in our industry. During the first nine months of 2005, LFD increased account penetration and LFA implemented its new planner affiliation model in the first quarter of 2005. The new model is designed to bring consistency to compensation and expense charges for all LFA planners. Although we continue to believe that the new structure will be beneficial to us, our policyholders and planners, during the remainder of 2005, we believe that the loss of planners remains a risk.

 We continue to expect our major challenges for the remainder of 2005 to include:

•	The continuation of the current low interest rates, which create a challenge for our products that generate investment margin profits, such as fixed annuities and universal life insurance.

•	The continuation of competitive pressures in the life insurance marketplace.

•	The continued expansion of our wholesale distribution business.

•	Increased regulatory scrutiny of the life and annuity industry, and the mutual fund industry, which may lead to higher product costs and negative perceptions about the industry.

•	Continued focus by the government on tax reform, which may impact our products.

In October 2005, we announced our agreement to merge with Jefferson-Pilot, subject to approval of the shareholders of both companies, regulatory approvals and customary closing conditions. We expect to complete this merger by the end of the first quarter of 2006. We believe that Jefferson-Pilot offers a complementary customer base, distribution platform and product portfolio. In October 2005, a purported shareholder class action suit was filed in state court in North Carolina naming Jefferson-Pilot, most of the individual members of its board of directors and LNC as defendants.  The complaint alleges that certain defendants have breached their fiduciary duties by entering into the merger agreeement.  The complaint seeks, among other things, unspecified compensatory damages. We believe that the lawsuit is without any merit and plan to defend against it vigorously.   See Note 13 to our Unaudited Consolidated Financial Statements for more information about the proposed merger.

As we look ahead to 2006, the announced merger with Jefferson-Pilot provides us with new opportunities and challenges. Timely completion of the merger as well as the subsequent successful integration of the two businesses, while maintaining focus on providing quality products and expanding our distribution capabilities, will be a primary focus for next year.

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

Intangible Assets

Accounting for intangible assets requires numerous assumptions, such as estimates of expected future profitability for our operations and our ability to retain existing blocks of life and annuity business in force. Our accounting policies for the intangible assets DAC, present value of acquired blocks of in-force policies (“PVIF”), deferred sales inducements (“DSI”) and the liability for deferred front-end loads (“DFEL”) impact all four business segments: Lincoln Retirement, Life Insurance, Investment Management and Lincoln UK. DAC, PVIF, DSI and DFEL will be referred to hereinafter collectively as DAC, unless otherwise noted.

Deferred Acquisition Costs, Present Value of In-Force, Deferred Sales Inducements and Deferred Front-End Loads

Statement of Financial Accounting Standards (“SFAS”) No. 97, “Accounting by Insurance Companies for Certain Long-Duration Contracts and Realized Gains and Losses on Investment Sales” requires that acquisition costs for variable annuity contracts, universal and variable universal life insurance policies be amortized over the lives of the contracts in relation to the incidence of estimated gross profits (“EGPs”) derived from the contracts. Acquisition costs are those costs that vary with and are primarily related to new or renewal business. These costs include commissions and other expenses that vary with new business volume. The costs that we defer are recorded as an asset on our balance sheet as DAC for products sold by us or PVIF for books of business acquired by us. In addition, we defer costs associated with DSI and revenues associated with DFEL. DFEL is a balance sheet liability, and when amortized, increases income. On an annual basis, in the third quarter, we perform our normal review and adjust as necessary our assumptions for prospective amortization of DAC, PVIF, DSI and DFEL. The impact of the third quarter 2005 annual review varies by segment and is discussed below in the results of operations by segment.

The table below presents the balances by business segment as of September 30, 2005.

	Lincoln	Life	Investment	Lincoln	Other
September 30, 2005 (in millions)	Retirement	Insurance	Management	UK	Operations	Total
DAC	$1,380.6	$1,884.1	$146.2	$492.0	$1.1	$3,904.0
PVIF	78.3	679.6	-	261.5	-	1,019.4
DSI	118.1	-	-	-	-	118.1
Total DAC, PVIF and DSI	1,577.0	2,563.7	146.2	753.5	1.1	5,041.5
DFEL	-	355.4	-	365.8	-	721.2
Net DAC, PVIF, DSI and DFEL	$1,577.0	$2,208.3	$146.2	$387.7	$1.1	$4,320.3

____________________
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

Given where our best estimate of EGPs for the Retirement segment was positioned in the range at September 30, 2005, if we were to assume a 9% long-term gross equity market growth assumption from September 30, 2005 forward in determining the revised EGPs, we estimate that it would result in a cumulative decrease to DAC amortization (positive DAC unlocking) of approximately $99 million pre-tax ($64 million after-tax). To further illustrate the position in the range of our best estimate of EGPs for the Retirement segment at September 30, 2005, a one-quarter equity market movement of positive 10% would bring us to the first of the two statistical ranges while a one-quarter equity market movement of positive 30% would bring us to the second of the two ranges for the Retirement segment. Subsequent equity market performance that would keep us at or move us beyond the first statistical range would likely result in positive unlocking. We estimate that a one-quarter equity market movement of negative 35% would bring us to the first of the two statistical ranges, while a one-quarter equity market movement of negative 40% would bring us to the second of the two ranges for the Retirement segment.

For a more detailed discussion of the enhanced RTM process, refer to the discussion in Critical Accounting Policies - Intangible Assets, included in our 2004 Form 10-K.

Guaranteed Minimum Benefits

During 2003 and 2004, the Lincoln Retirement segment implemented and expanded a hedging strategy designed to mitigate the risk and income statement volatility caused by changes in the equity markets, interest rates, and volatility associated with the Lincoln Smart Securitysm Advantage guaranteed minimum withdrawal benefit (“GMWB”) and our various guaranteed minimum death benefit (“GMDB”) features available in our variable annuity products. The hedging strategy is designed such that changes in the value of the hedge contracts move in the opposite direction of changes in the value of the embedded derivative of the GMWB or changes in the reserve for GMDB contracts subject to the hedging strategy. Account balances covered in this hedging program combined with account balances for which there is no death benefit represent approximately 95% of total variable annuity account balances, which excludes the Alliance mutual fund business.

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

We utilize a dynamic hedging strategy for variable annuity products with a GMWB feature, which uses futures on U.S.-based equity indices to hedge against movements in the equity markets, as well as interest rate and equity derivative securities to hedge against changes in the embedded derivative associated with changes in interest rates and market implied volatilities. As of September 30, 2005, the notional amounts of the underlying hedge instruments are such that the magnitude of the change in the value of the hedge instruments due to changes in equity markets, interest rates, and implied volatilities is designed to offset the magnitude of the change in the fair value of the GMWB guarantee caused by those same factors. At September 30, 2005, the embedded derivative for GMWB was a liability valued at $5.3 million. Prior to the fourth quarter of 2004, we only hedged against movements in the equity markets. As a result of strong flows and current and possible future product enhancements, we expanded our hedging program in the fourth quarter of 2004 to cover movements in interest rates and implied volatilities.

RESULTS OF CONSOLIDATED OPERATIONS

	Three Months			Nine Months
			Increase			Increase
			(Decrease) Over			(Decrease) Over
Periods ended September 30, (in millions)	2005	2004	Prior Period	2005	2004	Prior Period
Insurance premiums	$83.1	$70.6	18%	$226.1	$220.2	3%
Insurance fees	444.8	392.5	13%	1,290.6	1,166.4	11%
Investment advisory fees	73.6	67.4	9%	199.9	196.5	2%
Net investment income	670.8	669.4	-	2,034.2	2,030.0	-
Amortization of deferred gain	19.3	32.4	-40%	57.8	68.8	-16%
Other revenues and fees	117.8	96.6	22%	284.9	271.0	5%
Net realized investment gains (losses)	3.7	(33.1)	NM	(8.2)	(63.5)	87%
Gain on sale of subsidiaries	-	110.3	-100%	14.2	134.4	-89%
Total Revenue	1,413.1	1,406.1	-	4,099.5	4,023.8	2%

Insurance benefits	613.2	556.1	10%	1,779.1	1,722.7	3%
Underwriting, acquisition, insurance and
other expenses	475.3	507.1	-6%	1,475.5	1,442.6	2%
Interest and debt expenses	21.7	24.5	-11%	66.2	71.9	-8%
Total Benefits and Expenses	1,110.2	1,087.7	2%	3,320.8	3,237.2	3%
Income before federal income taxes	302.9	318.4	-5%	778.7	786.6	-1%
Federal income taxes	74.0	118.7	-38%	173.0	245.0	-29%
Income before cumulative effect of
accounting change	228.9	199.7	15%	605.7	541.6	12%
Cumulative effect of accounting change	-	-		-	(24.5)	100%
Net Income	$228.9	$199.7	15%	$605.7	$517.1	17%
Items Included in Net Income (after-tax):
Realized loss on investments and
derivative instruments	$(1.2)	$(17.9)		$(8.4)	$(41.6)
Gain on sale of subsidiaries	-	45.8		9.3	61.5
Restructuring charges	(1.8)	(2.9)		(18.0)	(13.9)
Net gain (loss) on reinsurance embedded
derivative/trading securities	3.5	(3.7)		3.0	0.2
Reserve development, net of related amortization
on business sold through indemnity reinsurance	0.2	0.2		0.6	0.6
Cumulative effect of accounting change	-	-		-	(24.5)

NM - Not Meaningful

The table below provides a detailed comparison of items included within net realized investment gains (losses).

	Three Months			Nine Months
			Increase			Increase
			(Decrease) Over			(Decrease) Over
Periods ended September 30, (in millions)	2005	2004	Prior Period	2005	2004	Prior Period
Realized gains on investments	$29.9	$30.9	-3%	$88.9	$98.0	-9%
Realized losses on investments	(17.0)	(44.1)	-61%	(52.1)	(111.0)	-53%
Realized gain (loss) on derivative instruments	0.9	(5.6)	NM	(1.8)	(14.4)	-88%
Amounts amortized to balance sheet accounts	(13.0)	(6.1)	113%	(40.6)	(28.9)	40%
Gain (loss) on reinsurance embedded
derivative/trading securities	5.3	(5.6)	NM	4.6	0.5	820%
Investment expenses	(2.4)	(2.6)	-8%	(7.2)	(7.7)	-6%
Net gains (losses) on investments and derivative instruments	$3.7	$(33.1)	NM	$(8.2)	$(63.5)	87%
Write-downs for other-than-temporary impairments included in realized losses on investments above	$(6.8)	$(33.1)	-79%	$(18.4)	$(61.2)	-70%

Following are deposits and net flows by business segment. For additional detail of deposit and net flow information, see the discussion in “Results of Operations by Segment” below:

	Three Months			Nine Months
			Increase			Increase
			(Decrease) Over			(Decrease) Over
Periods Ended September 30, (in billions)	2005	2004	Prior Period	2005	2004	Prior Period
Deposits:
Lincoln Retirement	$2.504	$2.207	13%	$7.671	$6.633	16%
Life Insurance	0.553	0.548	1%	1.592	1.557	2%
Investment Management (including both retail
and institutional deposits)
Domestic	6.261	3.213	95%	21.314	10.354	106%
London-based International Investment Unit(1)	-	1.277		-	4.657
Consolidating Adjustments (2)	(0.360)	(0.257)	40%	(0.922)	(0.760)	21%
Total Deposits	$8.958	$6.988	28%	$29.655	$22.441	32%

Net Flows:
Lincoln Retirement	$0.634	$0.717	-12%	$2.266	$2.128	6%
Life Insurance	0.337	0.300	12%	0.906	0.839	8%
Investment Management (including both retail
and institutional net flows)
Domestic	3.447	1.236	179%	12.682	3.780	236%
London-based International Investment Unit(1)	-	0.524		-	3.268
Consolidating Adjustments (2)	(0.019)	(0.095)	-80%	0.015	(0.093)	NM
Total Net Flows	$4.399	$2.682	64%	$15.869	$9.922	60%

Assets Under Management by Advisor (3)

	As of September 30,		As of December 31,
				Increase	Increase
				Over	Over
(in billions)	2005	2004	2004	Prior Period	Prior Year
Investment Management:
External Assets	$72.5	$49.0	$56.0	48%	29%
Insurance-related Assets	44.5	44.0	44.0	1%	1%
Lincoln UK	8.5	7.8	8.6	9%	-1%
Within Business Units (Policy Loans)	1.9	1.9	1.9	-	-
By Non-LNC Entities	37.6	29.9	33.8	26%	11%
	$165.0	$132.6	$144.3	24%	14%

____________

(1)
In September 2004, we completed the sale of our London-based international investment management unit (“DIAL”), which had assets under management of $22.1 billion at the date of sale that were transferred to the acquirer. For additional information see “Results of Operations by Segment—Investment Management” segment discussion. Assets under management include assets sub-advised for us by unaffiliated parties, including DIAL’s acquirer. The amount of total sub-advised assets was $20.5 billion, or 18% of the Investment Management segment’s assets under management at September 30, 2005.

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

Comparison of Three and Nine Months Ended September 30, 2005 to 2004

Revenues

The increase in insurance fees and investment advisory fees in the third quarter and first nine months of 2005 primarily reflects growth in deposits and assets under management, and to a lesser extent, the effects of favorable equity market performance. Assets under management increased 24% at September 30, 2005, compared to September 30, 2004, as a result of positive net flows throughout 2004 and the first nine months of 2005. The average level of the equity markets was higher in 2005, compared to 2004, resulting in higher fee income for the Lincoln Retirement segment. Excluding the impact of dividends, the S&P 500 index increased 10.2% and the average daily S&P index increased 7.1% in the first nine months of 2005, compared to the same 2004 period.

Net realized losses on investments for the quarter and nine months ended September 30, 2005, declined $36.8 million and $55.3 million from the same periods last year, due to lower impairment losses in 2005. See the “Consolidated Investments” section below for additional information on our investment performance.

Revenues for the nine months ended September 30, 2005 include a gain on sale of subsidiaries of $14.2 million pre-tax from an agreement to settle in full the residual contingent payments resulting from the arrangement to outsource Lincoln UK’s policy and administration functions to Capita Life and Pension Services Limited, a subsidiary of Capita Group Plc, (“Capita”). Revenues for the third quarter and first nine months of 2004 included a gain of $110.3 million pre-tax ($45.8 million after-tax) from the sale of DIAL. See “Liquidity and Capital Resources” below and Note 12 to our Consolidated Financial Statements for additional information. The gain on the sale of subsidiaries for the first nine months of 2004 also included a $10.2 million pre-tax gain on the exercise of a put option arising from the Capita arrangement (see Note 7 to the Consolidated Financial Statements in our 2004 Form 10-K for additional information) and $13.8 million from the sale of LFA’s employee benefits marketing business.

Net investment income for the third quarter and first nine months of 2005 was level with the same 2004 periods. Declining portfolio yields substantially offset the favorable effects of asset growth from net flows.

Expenses

Consolidated expenses increased 2% and 3% for the quarter and nine months ended September 30, 2005, compared to the same periods in 2004, reflecting higher expenses in the Lincoln Retirement, Life Insurance and Investment Management business segments. The increases resulted primarily from growth in our businesses, partially offset by the effect of spread management through lower crediting rates on interest-sensitive business and movements from fixed to variable annuity products. See “Results of Operations by Segment” below for further discussion by segment.

Consolidated expenses for the three and nine months ended September 30, 2005 included a net reduction of $41.6 million pre-tax for the effect of net positive unlocking resulting from the annual comprehensive review of the assumptions underlying the amortization of DAC, PVIF, DSI and DFEL as well as the reserves related to GMDB and the embedded derivative related to GMWB, which compares with a net reduction of $14.8 million pre-tax for the 2004 periods. The impact of unlocking varied by segment. The factors impacting the unlocking are discussed further in respective segment discussions below.

Restructuring charges were $2.7 million pre-tax ($1.8 million after-tax) and $27.8 million pre-tax ($18.0 million after-tax) for the three and nine months ended September 30, 2005, compared to $4.5 million pre-tax ($2.9 million after-tax) and $21.4 million pre-tax ($13.9 million after-tax) for the same periods last year, resulting from expense initiatives undertaken by us during 2003 to improve operational efficiencies and costs associated with LFA's 2005 plan to realign its field management and financial planning support areas. See Note 11 to our Consolidated Financial Statements for additional information on restructuring charges.

Federal income tax expense included reductions of $13.3 million for the third quarter and $42.5 million for the first nine months of 2005 related to partial releases of a deferred tax valuation allowance in our Barbados reinsurance company. This reduction is included in Other Operations. We believe that it is more likely than not that the remaining tax benefits of $4.3 million associated with the net operating losses of the Barbados insurance subsidiary will be realized in the fourth quarter of 2005 through an adjustment to the annual effective tax rate.

RESULTS OF OPERATIONS BY SEGMENT

In this MD&A, in addition to providing consolidated revenues and net income (loss), we also provide segment operating revenue and income (loss) from operations because we believe they are meaningful measures of revenues and the profit or loss generated by our operating segments. Operating revenue is GAAP revenue excluding realized gains and losses on investments and derivative instruments, gains and losses on reinsurance embedded derivative/trading securities, gains and losses on sale of subsidiaries/businesses and the amortization of deferred gain arising from reserve development on business sold through reinsurance. Income (loss) from operations, which is GAAP net income (loss) excluding net realized investment gains and losses, losses on early retirement of debt, restructuring charges, reserve development net of related amortization on business sold through reinsurance and cumulative effect of accounting changes. Operating revenue and income (loss) from operations are the financial performance measures used by our management and Board of Directors to evaluate and assess the results of our segments. Accordingly, we report income (loss) from operations by segment in Note 7 to our Consolidated Financial Statements as required by SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” Our management and Board of Directors believe that income (loss) from operations explains the results of our ongoing businesses in a manner that allows for a better understanding of the underlying trends in our current businesses because net realized investment gains and losses, restructuring charges, reserve development net of related amortization on business sold through reinsurance and cumulative effect of accounting changes are unpredictable and not necessarily indicative of current operating fundamentals or future performance of the business segments, and in many instances, decisions regarding these items do not necessarily relate to the operations of the individual segments. Income (loss) from operations does not replace net income (loss) as the GAAP measure of our consolidated results of operations.

Below is a reconciliation of our segment revenue and income from operations to our consolidated revenue and net income:

	Three Months Ended		Nine Months Ended
(in millions)	September 30,		September 30,
	2005	2004	2005	2004
Revenue:
Segment Operating Revenue:
Lincoln Retirement	$573.1	$526.2	$1,684.6	$1,588.7
Life Insurance	492.4	481.1	1,473.9	1,449.2
Investment Management (1)	146.8	133.0	415.1	407.1
Lincoln UK	102.8	95.8	255.9	252.9
Other Operations	251.9	217.6	743.8	626.0
Consolidating adjustments	(157.9)	(125.1)	(480.8)	(372.0)
Net realized investment results (2)	3.7	77.2	6.0	70.9
Reserve development net of related amortization
on business sold through reinsurance	0.3	0.3	1.0	1.0
Total	$1,413.1	$1,406.1	$4,099.5	$4,023.8
Net Income:
Segment Income from Operations:
Lincoln Retirement	$136.2	$110.2	$354.2	$314.1
Life Insurance	75.1	55.4	218.7	206.3
Investment Management	10.2	12.5	21.4	38.3
Lincoln UK	9.6	10.1	29.9	27.0
Other Operations	(2.9)	(9.9)	(5.0)	(50.9)
Other items (3)	(1.8)	(2.9)	(18.0)	(13.9)
Net realized investment results (4)	2.3	24.1	3.9	20.1
Reserve development net of related amortization on
business sold through reinsurance	0.2	0.2	0.6	0.6
Income before cumulative effect of accounting change	228.9	199.7	605.7	541.6
Cumulative effect of accounting change	-	-	-	(24.5)
Net Income	$228.9	$199.7	$605.7	$517.1

________________
(1)
Revenues for the Investment Management segment include inter-segment revenues for asset management services provided to our other segments. These inter-segment revenues totaled $24.9 million and $26.4 million for the three months ended September 30, 2005 and 2004, respectively, and $74.3 million and $79.0 million for the nine months ended September 30, 2005 and 2004, respectively.

(2)
Includes realized losses on investments and derivatives of $1.6 million and $27.5 million for the three months ended September 30, 2005 and 2004, respectively; gain (loss) on reinsurance embedded derivative/trading securities of $5.3 million and $(5.6) million for the three months ended September 30, 2005 and 2004, respectively; and gain on sale of subsidiaries/businesses of $110.3 million for the three months ended September 30, 2004. Includes realized losses on investments of $12.8 million and $64.0 million for the nine months ended September 30, 2005 and 2004, respectively; gain on reinsurance embedded derivative/trading securities of $4.6 million and $0.5 million for the nine months ended September 30, 2005 and 2004, respectively; and gain on sale of subsidiaries/businesses of $14.2 million and $134.4 million for the nine months ended September 30, 2005 and 2004, respectively.

(3)	Represents restructuring charges.
(4)
Includes after-tax realized losses on investments and derivatives of $1.2 million and $17.9 million for the three months ended September 30, 2005 and 2004, respectively; gain (loss) on reinsurance embedded derivative/trading securities of $3.5 million and $(3.8) million for the three months ended September 30, 2005 and 2004, respectively; and gain on sale of subsidiaries/businesses of $45.8 million for the three months ended September 30, 2004. Includes realized losses on investments and derivatives of $8.4 million and $41.6 million for the nine months ended September 30, 2005 and 2004, respectively; gain on reinsurance embedded derivative/trading securities of $3.0 million and $0.2 million for the nine months ended September 30, 2005 and 2004, respectively; and gain on sale of subsidiaries/businesses of $9.3 million and $61.5 million for the nine months ended September 30, 2005 and 2004, respectively.

Lincoln Retirement

	Three Months			Nine Months
			Increase			Increase
			(Decrease) Over			(Decrease) Over
Operating Summary for the Periods Ended September 30, (in millions)	2005	2004	Prior Period	2005	2004	Prior Period
Operating Revenues:
Insurance premiums	$18.1	$9.2	97%	$36.5	$23.1	58%
Insurance fees	197.1	151.9	30%	549.1	442.0	24%
Net investment income	359.1	366.5	-2%	1,103.3	1,127.9	-2%
Other revenues and fees	(1.2)	(1.4)	14%	(4.3)	(4.3)	0%
Total Operating Revenues	573.1	526.2	9%	1,684.6	1,588.7	6%
Operating Expenses:
Insurance benefits	252.5	240.0	5%	756.5	743.0	2%
Underwriting, acquisition, insurance and other expenses	136.7	141.2	-3%	458.3	433.2	6%
Total Operating Expenses	389.2	381.2	2%	1,214.8	1,176.2	3%
Income from operations before taxes	183.9	145.0	27%	469.8	412.5	14%
Federal income taxes	47.7	34.8	37%	115.6	98.4	17%
Income from Operations	$136.2	$110.2	24%	$354.2	$314.1	13%

			Increase
			(Decrease) Over
September 30, (in billions)	2005	2004	Prior Period
Account Values
Variable Annuities	$45.1	$36.3	24%
Fixed Annuities	21.3	21.6	-1%
Reinsurance Ceded	(2.3)	(2.3)	0%
Total Fixed Annuities	19.0	19.3	-2%

Total Annuity	64.1	55.6	15%
Alliance Mutual Funds	3.7	2.4	54%
Total Annuities and Alliance	$67.8	$58.0	17%

Fixed Portion of Variable Annuity	$9.7	$9.8	-1%

	Three Months			Nine Months
			Increase			Increase
			(Decrease) Over			(Decrease) Over
September 30, (in billions)	2005	2004	Prior Period	2005	2004	Prior Period
Average Daily Variable Account Values	$44.1	$35.3	25%	$41.8	$35.3	18%
Average Daily Alliance Mutual Fund Account Values	3.6	2.3	57%	3.3	2.2	50%

Income from Operations Variances—Increase (Decrease)
in the Period From Prior Year Period

	Period Ended September 30, 2005
(in millions, after-tax, after DAC)	Three Months	Nine Months
Increase in Income from Operations	$26.0	$40.1

Significant Changes in Income from Operations:
Effects of Equity Markets - Fee income	6.4	12.0
Increase in fee income from variable annuity and Alliance Mutual fund net flows	8.0	20.9
Comprehensive assumption review	12.0	12.0
Investment margins (including earnings on investment partnerships)	0.2	(6.3)
Standby real estate equity commitments	-	12.5
Contingent interest	-	(6.5)
Deferred sales inducements	(1.2)	(4.4)

Net Flows

	Three Months			Nine Months
			Improvement			Improvement
			(Decline) Over			(Decline) Over
Periods ended September 30, (in billions)	2005	2004	Prior Period	2005	2004	Prior Period
Variable Portion of Annuity Deposits	$1.586	$1.257	26%	$4.577	$3.649	25%
Variable Portion of Annuity Withdrawals	(1.135)	(0.904)	-26%	(3.165)	(2.807)	-13%
Variable Portion of Annuity Net Flows	0.451	0.353	28%	1.412	0.842	68%
Fixed Portion of Variable Annuity Deposits	0.573	0.563	2%	1.728	1.544	12%
Fixed Portion of Variable Annuity Withdrawals	(0.302)	(0.268)	-13%	(0.955)	(0.823)	-16%
Fixed Portion of Variable Annuity Net Flows	0.271	0.295	-8%	0.773	0.721	7%
Total Variable Annuity Deposits	2.159	1.820	19%	6.305	5.193	21%
Total Variable Annuity Withdrawals	(1.437)	(1.172)	-23%	(4.120)	(3.630)	-13%
Total Variable Annuity Net Flows	0.722	0.648	11%	2.185	1.563	40%
Fixed Annuity Deposits	0.145	0.220	-34%	0.523	0.834	-37%
Fixed Annuity Withdrawals	(0.326)	(0.286)	-14%	(1.083)	(0.817)	-33%
Fixed Annuity Net Flows	(0.181)	(0.066)	NM	(0.560)	0.017	NM
Total Annuity Deposits	2.304	2.040	13%	6.828	6.027	13%
Total Annuity Withdrawals	(1.763)	(1.458)	-21%	(5.203)	(4.447)	-17%
Total Annuity Net Flows	0.541	0.582	-7%	1.625	1.580	3%

Alliance Mutual Fund Deposits	0.200	0.167	20%	0.843	0.606	39%
Alliance Mutual Fund Withdrawals	(0.107)	(0.032)	NM	(0.202)	(0.058)	NM
Total Alliance Mutual Fund Net Flows	0.093	0.135	-31%	0.641	0.548	17%

Total Annuity and Alliance Deposits	2.504	2.207	13%	7.671	6.633	16%
Total Annuity and Alliance Withdrawals	(1.870)	(1.490)	-26%	(5.405)	(4.505)	-20%
Total Annuity and Alliance Net Flows	$0.634	$0.717	-12%	$2.266	$2.128	6%

Annuities Incremental Deposits	$2.247	$1.979	14%	$6.664	$5.854	14%
Alliance Mutual Fund Incremental Deposits	0.200	0.167	20%	0.843	0.606	39%
Total Annuities and Alliance Incremental Deposits (1)	$2.447	$2.146	14%	$7.507	$6.460	16%

________________
(1)	Incremental Deposits represent gross deposits reduced by transfers from other Lincoln Retirement products.

Gross Deposits

	Three Months			Nine Months
			Increase			Increase
			(Decrease) Over			(Decrease) Over
Periods Ended September 30, (in billions)	2005	2004	Prior Period	2005	2004	Prior Period
Individual Annuities
Variable	$1.888	$1.552	22%	$5.455	$4.352	25%
Fixed	0.031	0.113	-73%	0.124	0.429	-71%
Total	1.919	1.665	15%	5.579	4.781	17%
Employer-Sponsored Products
Variable	0.273	0.266	3%	0.852	0.839	2%
Fixed	0.020	0.028	-29%	0.066	0.092	-28%
Total Employer-Sponsored Annuities-excluding Alliance	0.293	0.294	0%	0.918	0.931	-1%
Fixed - Alliance	0.092	0.079	16%	0.331	0.313	6%
Total Employer-Sponsored Annuities	0.385	0.373	3%	1.249	1.244	0%
Alliance Mutual Funds	0.200	0.169	18%	0.843	0.608	39%
Total Employer-Sponsored Products	0.585	0.542	8%	2.092	1.852	13%
Total Annuity and Alliance Deposits
Variable	2.361	1.987	19%	7.150	5.799	23%
Fixed	0.143	0.220	-35%	0.521	0.834	-38%
Total Annuities and Alliance	$2.504	$2.207	13%	$7.671	$6.633	16%
Total Alliance Program Deposits	$0.292	$0.248	18%	$1.174	$0.921	27%

 Interest Rate Margins

	Three Months			Nine Months
			Change in Rate			Change in Rate
			Over Prior Period			Over Prior Period
Periods Ended September 30,	2005	2004	(basis points)	2005	2004	(basis points)
Net investment income yield	6.04%	6.14%	(10)	6.05%	6.30%	(25)
Interest rate credited to policyholders	3.80%	3.90%	(10)	3.81%	3.93%	(12)
Interest rate margin	2.24%	2.24%	-	2.24%	2.37%	(13)
Effect on yield and interest rate margin
Commercial mortgage loan prepayment
and bond makewhole premiums	0.04%	0.19%	(15)	0.07%	0.21%	(14)
Contingent interest	-	-	-	-	0.08%	(8)
Interest rate margin adjusted for above items	2.20%	2.05%	15	2.17%	2.08%	9

Average fixed annuity account values (in billions)	$20.4	$20.6		$20.5	$20.4

Effect on income from operations (after-tax,
after-DAC) (in millions)
Commercial mortgage loan prepayment
and bond makewhole premiums	$0.7	$4.8		$4.2	$15.0
Contingent interest	-	-		-	6.5
Effect on income from operations	$0.7	$4.8		$4.2	$21.5

Lincoln Retirement - Comparison of Three and Nine Months Ended September 30, 2005 to 2004

Revenues

Insurance fees increased in the third quarter and first nine months of 2005, compared to the same periods in 2004, as a result of increases in average daily variable annuity account values. The increase in account values reflects cumulative positive net flows and improvement in the equity markets between periods. The average S&P 500 Index was 11% higher for the third quarter and 7% higher for the first nine months of 2005, compared to the same periods in 2004. Variable product sales were up 19% for the third quarter and 23% for the first nine months of 2005 over the same 2004 periods while fixed product sales were down from the same periods in the previous year.

New deposits are an important component of our effort to grow the annuity business. Although deposits do not significantly impact current period income from operations, they are an important indicator of future profitability. In the past several years, we have concentrated our efforts on both product and distribution breadth. Annuity deposits increased 13% for both the third quarter and first nine months of 2005, respectively, compared to the same 2004 periods, with growth in both the individual variable annuity business and variable products within the employer-sponsored business.

The growth in individual variable annuity deposits was a result of continued strong sales of the Lincoln Smart Securitysm Advantage feature available in our variable annuity products and expansion of the wholesaling force in LFD during the last year.

Variable annuity gross deposits in our Lincoln ChoicePlussm and American Legacy products were up 27% for the nine months ended September 30, 2005 to $5.4 billion, compared to $4.2 billion for the nine months ended September 30, 2004.

Individual fixed annuity deposits experienced a decline for the third quarter and first nine months of 2005, compared to the same periods in 2004, primarily due to the continued low interest rate environment. We approached the fixed annuity marketplace on an opportunistic basis throughout 2004 and into 2005, generally offering rates that are consistent with our required spreads. In the current interest rate environment, we expect this trend of lower fixed annuity deposits to continue.

Significant deposit growth in the employer-sponsored business has come through our Alliance program. The Alliance program bundles our fixed annuity products with mutual funds, along with recordkeeping and employee education components. We earn fees for the services we provide to mutual fund accounts and investment margins on fixed annuities of Alliance program accounts. Alliance program deposits were $292 million and $1.2 billion (including Alliance program fixed annuity deposits) in the third quarter and first nine months of 2005, increases of 18% and 27% from the same 2004 periods. The amounts associated with the Alliance mutual fund program are not included in the separate accounts reported in our Consolidated Balance Sheets. Deposits in our traditional annuity products in the employer-sponsored business show a modest decrease of 1% over the first nine months of the previous year.

The other component of net flows is retention of the business. One of the key assumptions in pricing a product is the account persistency, often referred to as the lapse rate. The lapse rate compares the amount of withdrawals to the retained account values. One way to measure a company’s success in retaining assets is to look at the overall level of withdrawals from period to period. Additionally, by comparing actual lapse rates to the rates assumed in designing the annuity product, it is possible to gauge the impact of persistency on profitability. Overall lapse rates were 9.0% and 9.3% for the three and nine months ended September 30, 2005, compared to 8.9% for both the third quarter and first nine months of 2004. Overall lapse rates have been more favorable than the level of persistency assumed in product pricing, which is reflected in the favorable prospective DAC unlocking from the third quarter 2005 comprehensive assumption review discussed below. The increase in the third quarter of 2005, compared to the same 2004 period, is due to two large case withdrawals in employer-sponsored for $105 million. The higher rate for the first nine months of 2005, compared to the same 2004 period, also includes three large employer-sponsored case withdrawals aggregating $121 million in the first quarter of 2005. Notwithstanding the above, the persistency of the employer-sponsored business tends to be higher than in the individual annuity marketplace as employer-sponsored products involve systematic deposits and are part of an overall employee benefit plan which are generally not subject to the level of exchange activity typically experienced in the individual marketplace.

Net investment income decreased $7.4 million and $24.6 million for the third quarter and first nine months of 2005, compared to the same periods last year. Net investment income for the first nine months of 2005 includes $19.3 million of fees for standby real estate equity commitments. The decline in net investment income in 2005 was due to lower fixed annuity account values and lower investment portfolio rates in 2005, and $13.0 million of contingent interest income received in the first nine months of 2004. Net investment income included $2.1 million and $10.4 million from commercial mortgage loan prepayment and bond makewhole premiums for the third quarter and first nine months of 2005, respectively, compared to $9.6 million and $32.6 million of prepayment premiums for the same periods in 2004.

When analyzing the impact of net investment income, it is important to understand that a portion of the investment income earned is credited to the policyholders of our fixed annuity products. The interest credited to policyholders is included in the segment’s expenses. Annuity product interest rate margins represent the excess of the yield on earning assets over the average crediting rate. The yield on earning assets is calculated as net investment income on fixed product investment portfolios divided by average earning assets. The average crediting rate is calculated using interest credited on annuity products less bonus credits and excess interest on policies with the dollar cost averaging feature, divided by the average fixed account values net of coinsured account values. Fixed account values reinsured under modified coinsurance agreements are included in account values for this calculation. As a result of crediting rate actions we took in 2003 through the third quarter of 2005, interest credited to policyholder balances decreased for the three and nine months ended September 30, 2005, compared to the same 2004 periods.

The interest rate margin table above summarizes the effect of changes in the portfolio yield, the rate credited to policyholders, as well as the impact of contingent interest and prepayment premiums on the segment’s results on an after-DAC, after-tax basis. Although the net investment income yield declined year over year, we were able to reduce crediting rates to substantially offset this decrease. The interest rate margin for the third quarter of 2005 was level at 2.24% with the same period last year, and declined to 2.24% for the first nine months of 2005 from 2.37% for the same 2004 period. After removing the effects of the contingent interest and prepayment premiums, the interest rate margin improved modestly to 2.20% for the third quarter and 2.17% for the first nine months of 2005, compared to 2.05% and 2.08% for the same periods last year. We expect a reduction in interest rate margins in the fourth quarter of 2005 and into 2006 of approximately 2 to 3 basis points per quarter. Our expectation includes the assumptions that there is a 50 basis point annual improvement in new money investment rates, that there are no significant changes in net flows in or out of our fixed accounts, or other changes which may cause interest rate margins to differ from our expectation. For information on interest rate margins and the interest rate risk due to falling interest rates, see “Item 3 - Quantitative and Qualitative Disclosures About Market Risk” of this Form 10-Q.

Expenses

Insurance benefits include interest credited to policyholders of $204.9 million and $616.0 million in the third quarter and first nine months of 2005, compared to $209.9 million and $625.6 million for the same periods in 2004. The reductions in 2005 were a result of actions taken to lower crediting rates commensurate with the reduction in the overall investment yield. Refer to the table above for the interest rate credited to policyholders.

Also included in insurance benefits are the costs associated with guaranteed benefits included within variable annuities with the GMDB or GMWB riders. The effect of increases in net reserve and benefit payments during the third quarter and first nine months of 2005 attributable to these guaranteed benefits was partially offset by the favorable results of the expanded hedge program implemented during the third quarter of 2004 such that the period over period variances on an after-DAC and after-tax basis were not significant.

In the third quarter of 2005, we completed our annual comprehensive review of the assumptions underlying the prospective amortization of DAC, PVIF and DSI, and the calculations of the GMDB reserves and the embedded derivative related to GMWB. This review resulted in a favorable unlocking adjustment due to continued favorable account value retention partially offset by mortality. For the three and nine months ended September 30, 2005, the result of this prospective unlocking was a reduction in expenses of $50.7 million pre-tax ($33.0 million after-tax). The comprehensive review completed during the third quarter of 2005 is also expected to result in a decrease in amortization expense of approximately $4.5 million pre-tax ($3.0 million after-tax) per quarter beginning in the fourth quarter of 2005.

Our annual comprehensive review of the assumptions underlying the prospective amortization of DAC, PVIF and DSI, and the calculation of the GMDB reserves in the third quarter of 2004, resulted in a favorable unlocking adjustment due to continued favorable contract retention and modeling refinements offset by spread compression. For the three and nine months ended September 30, 2004, the result of this prospective unlocking was a reduction in expenses of $32.3 million pre-tax ($21.0 million after-tax).

At September 30, 2005, Lincoln Retirement’s net amount at risk (“NAR”) related to contracts with a GMDB feature was $0.5 billion. The related GAAP and statutory reserves were $12.3 million and $43.9 million, respectively. The comparable amounts at December 31, 2004 were a NAR of $0.8 billion, GAAP reserves of $18.2 million and statutory reserves of $46.4 million. At any point in time, the NAR is the difference between the potential death benefit payable and the total account value, with a floor of zero (when account values exceed the potential death benefit there is no amount at risk). Accordingly, the NAR represents the maximum amount Lincoln Retirement would have to pay if all policyholders died. In evaluating the GMDB exposures that exist within our variable annuity business relative to industry peers, it is important to distinguish between the various types of GMDB features, and other factors such as average account values, average amounts of NAR, and the age of contractholders. The following table and discussion provides this information for our variable annuity business as of September 30, 2005:

	Type of GMDB Feature
	Return of	High Water
	Premium	Mark	Roll-up	No GMDB	Total
Variable Annuity Account Value (billions)	$30.6	$17.8	$0.3	$6.1	$54.8
% of Total Annuity Account Value	55.9%	32.5%	0.5%	11.1%	100.0%
Average Account Value (thousands)	$43.8	$89.5	$117.7	$61.7	$58.7
Average NAR (thousands)	$2.7	$9.0	$12.5	N/A	$5.7
NAR (billions)	$0.1	$0.4	$-	N/A	$0.5
Average Age of Contract Holder	53	63	66	61	56
% of Contract Holders > 70 Years of Age	12.2%	29.2%	36.4%	27.2%	17.7%

We have variable annuity contracts containing GMDBs that have a dollar for dollar withdrawal feature. Under such a feature, withdrawals reduce both current account value and the GMDB amount on a dollar for dollar basis. For contracts containing this dollar for dollar feature, the account holder could withdraw a substantial portion of their account value resulting in a GMDB that is multiples of the current account value. Our exposure to this dollar for dollar risk is somewhat mitigated by the fact that we do not allow for partial 1035 exchanges on non-qualified contracts. To take advantage of the dollar for dollar feature, the contractholder must take constructive receipt of the withdrawal and pay any applicable surrender charges. We report the appropriate amount of the withdrawal that is taxable to the Internal Revenue Service, as well as indicating whether or not tax penalties apply under the premature distribution tax rules. We closely monitor the dollar for dollar withdrawal GMDB exposure and work with key broker dealers that distribute our variable annuity products. The GMDB feature offered on new sales is a pro-rata GMDB feature whereby each dollar of withdrawal reduces the GMDB benefit in proportion to the current GMDB to account value ratio. As of September 30, 2005, there were 775 contracts for which the death benefit to account value ratio was greater than ten to one. The NAR on these contracts was $49.1 million.

Life Insurance

	Three Months			Nine Months
			Increase			Increase
Operating Summary for the Periods			(Decrease) Over			(Decrease) Over
Ended September 30, (in millions)	2005	2004	Prior Period	2005	2004	Prior Period
Operating Revenues:
Insurance premiums	$47.4	$44.3	7%	$140.9	$140.4	0%
Insurance fees	192.3	191.0	1%	578.5	576.4	0%
Net investment income	244.1	238.4	2%	729.5	709.0	3%
Other revenues and fees	8.6	7.3	18%	25.0	23.4	7%
Total Operating Revenues	492.4	481.0	2%	1,473.9	1,449.2	2%
Operating Expenses:
Insurance benefits	284.2	256.3	11%	814.4	784.0	4%
Underwriting, acquisition, insurance and other expenses	97.1	144.0	-33%	336.7	361.8	-7%
Total Operating Expenses	381.3	400.3	-5%	1,151.1	1,145.8	0%
Income from operations before taxes	111.1	80.7	38%	322.8	303.4	6%
Federal income taxes	36.0	25.3	42%	104.1	97.1	7%
Income from Operations	$75.1	$55.4	36%	$218.7	$206.3	6%

Income from Operations Variances—Increase (Decrease)
in the Period from Prior Year Period

	Periods Ended September 30, 2005
(in millions, after-tax)	Three Months	Nine Months
Increase in Income from Operations	$19.7	$12.4

Significant Changes in Segment Income from Operations:
DAC/PVIF/DFEL
Comprehensive assumption review	18.3	18.3
Retrospective unlocking	2.4	(0.9)
Amortization	(1.8)	(6.8)

	Three Months			Nine Months
			Increase			Increase
			(Decrease) Over			(Decrease) Over
Periods Ended September 30,	2005	2004	Prior Period	2005	2004	Prior Period
First Year Premiums-by Product (in millions)
Universal Life ("UL")
Excluding MoneyGuardsm	$102.9	$90.1	14%	$294.0	$286.5	3%
MoneyGuardsm	60.7	60.7	0%	163.5	177.9	-8%
Total Universal Life	163.6	150.8	8%	457.5	464.4	-1%
Variable Universal Life ("VUL")	23.5	17.2	37%	73.3	57.4	28%
Whole Life	10.2	9.7	5%	26.3	28.0	-6%
Term	8.0	10.4	-23%	25.7	31.6	-19%
Total Retail	205.3	188.1	9%	582.8	581.4	0%
Corporate Owned Life Insurance ("COLI")	22.3	29.2	-24%	57.4	53.3	8%
Total First Year Premiums	$227.6	$217.3	5%	$640.2	$634.7	1%

Net Flows (in billions)
Deposits	$0.553	$0.548	1%	$1.592	$1.557	2%
Withdrawals & Deaths	(0.216)	(0.248)	-13%	(0.686)	(0.718)	-4%
Net Flows	$0.337	$0.300	12%	$0.906	$0.839	8%
Policyholder Assessments	$(0.293)	$(0.272)	8%	$(0.870)	$(0.809)	8%

September 30, (in billions)	2005	2004	Increase(Decrease)
Account Values
Universal Life	$10.1	$9.4	7%
Variable Universal Life	2.7	2.3	17%
Interest-Sensitive Whole Life ("ISWL")	2.2	2.2	0%
Total Life Insurance Account Values	$15.0	$13.9	8%

In Force-Face Amount
Universal Life and Other*	$134.5	$131.0	3%
Term Insurance	184.3	168.0	10%
Total In-Force	$318.8	$299.0	7%

Net Amount at Risk
Universal Life and Other	$117.1	$114.7	2%
Term Insurance	183.5	167.2	10%
Total Net Amount at Risk	$300.6	$281.9	7%

_________
* Includes COLI of $7.5 billion and $7.0 billion at September 30, 2005 and 2004, respectively.

Interest Rate Margins

	Three Months			Nine Months
			Change in Rate			Change in Rate
			Over Prior Period			Over Prior Period
Periods Ended September 30,	2005	2004	Increase (Decrease)	2005	2004	Increase (Decrease)
			(basis points)			(basis points)
Interest Sensitive Products
Net investment income yield	6.35%	6.62%	(27)	6.35%	6.73%	(38)
Interest rate credited to policyholders	4.70%	4.79%	(9)	4.71%	4.88%	(17)
Interest rate margin	1.65%	1.83%	(18)	1.64%	1.85%	(21)
Effect on Yield and Interest Rate Margin
Commercial mortgage loan prepayment and bond makewhole premiums	0.04%	0.29%	(25)	0.05%	0.23%	(18)
Contingent interest	-%	-	-	-%	0.08%	(8)
Interest rate margin, excluding the above items	1.61%	1.54%	7	1.59%	1.54%	5
Effect on Income from Operations (After-tax, after- DAC) (in millions)
Commercial mortgage loan prepayment and bond makewhole premiums	$0.4	$2.8		$1.6	$6.4
Contingent interest	-	-		-	2.1
Effect on income from operations	$0.4	$2.8		$1.6	$8.5

Traditional Products
Net investment income yield	6.33%	6.97%	(64)	6.45%	6.98%	(53)
Effect on Yield
Commercial mortgage loan prepayment and bond makewhole premiums	0.06%	0.59%	(53)	0.08%	0.21%	(13)
Contingent interest	-%	-	-	-%	0.23%	(23)
Net investment income yield after adjusted for above items	6.27%	6.38%	(11)	6.37%	6.54%	(17)
Effect on Income from Operations (After-tax) (in millions)
Commercial mortgage loan prepayment and bond makewhole premiums	$0.1	$1.4		$0.5	$1.5
Contingent interest	-	-		-	1.6
Effect on income from operations	$0.1	$1.4		$0.5	$3.1

Life Insurance - Comparison of Three and Nine Months Ended September 30, 2005 to 2004

Revenues, First Year Premium, In-force and Net Amount at Risk

Overall revenues for the third quarter and first nine months of 2005 increased modestly from the same 2004 periods. Net investment income, which is explained below, was the primary driver of the increases. Revenues from insurance fees increased modestly for the third quarter and first nine months of 2005, compared to the same 2004 periods. Insurance fees include surrender charges, mortality assessments and expense assessments. Mortality assessments decreased slightly in the third quarter and increased $7.6 million, or 2%, for the first nine months of 2005. The growth is in line with the growth in UL and Other face amount in-force, and NAR (Other includes VUL, whole life, ISWL and COLI; UL and Other products are referred to as permanent products). Mortality assessments are comprised of cost of insurance assessments (“COI”) and are charged to policyholders in relation to the NAR less the cost of reinsurance premiums that we pay for reinsurance coverage. In recent years, we have reinsured a larger percentage of the mortality risk on our business than in the past. As older business with a lower percentage of reinsurance has run off, this has had the effect of slowing the growth of revenues from net mortality assessments. Partially offsetting the increase in mortality assessments for the first nine months were lower surrender charge revenues due to more favorable persistency resulting in higher business in force, which should favorably affect future revenues.

The increase in life insurance in-force and NAR has been driven primarily by the growth in term life insurance. It is important to view the in-force and NAR growth separately for term products versus UL and other permanent products, as term products by design have a lower profitability to face amount relationship than do permanent life insurance products. Insurance premium revenue relates to whole life and term life insurance products. Insurance premiums increased 7% for the third quarter and were level for the first nine months of 2005 compared to the same periods in 2004. Insurance premiums for term insurance increased 19% and 12% for the third quarter and first nine months of 2005 compared to the same periods in 2004, while insurance premiums for whole life increased 2% in the third quarter and decreased 5% for the first nine months of 2005, compared to the same periods in 2004. These premiums included those received from policyholders and are net of premiums we pay for reinsurance coverage. Term and whole life insurance products have insurance fees and COIs generated from the NAR. These are components of the change in policy reserves on these products, and are reflected in insurance benefits.

Total first year premiums for the third quarter of 2005 increased 5% compared with the third quarter of 2004 and increased 1% for the first nine months of 2005 from the comparable 2004 period. First year premiums are not part of revenues (other than term products) and do not have a significant impact on current period income from operations, but are indicative of future profitability. The third quarter increase is due to UL and VUL increases of $12.8 million and $6.3 million (8% and 37%), respectively, compared to the third quarter of 2004. For the first nine months of 2005, UL first year premiums declined $6.9 million

(1%) and VUL first year premiums increased $15.9 million (28%) compared to the same period last year. The equity market turnaround and the fourth quarter 2004 introduction of a new product were the primary drivers of the VUL increases

Increased competition has depressed growth in first year premiums for 2005. The segment introduced a new UL product during the third quarter of 2004, which generated sales of approximately $54 million for the third quarter and $117 million for the first nine months of 2005. Overall, we expect first year premiums and related revenues in 2005 to equal or modestly exceed 2004 results.

Net investment income for the third quarter and first nine months of 2005 included $2.7 million and $7.8 million pre-tax from commercial mortgage loan prepayment and bond makewhole premiums, compared to $10.1 million and $21.1 million for the same periods last year. Net investment income for the respective nine month periods included $5.7 million pre-tax from the second quarter 2005 receipt of fees from standby real estate equity commitments and $8.9 million pre-tax of contingent interest income in 2004 ($6.5 million in the interest sensitive lines and $2.5 million for traditional non-par lines). Absent these items, interest rate margins for the Life Insurance segment improved in the third quarter and first nine months of 2005, compared to the same periods in 2004.

Interest sensitive products include UL and ISWL and provide for interest to be credited to policyholder accounts. The difference between what we credit to policyholder accounts and interest income we earn on interest sensitive assets is interest rate margin. Traditional non-dividend participating (“Non-par”) products include term and whole life insurance with interest income used to build the policy reserves. At September 30, 2005 and 2004, interest-sensitive products represented approximately 89% and 88%, respectively, of total interest sensitive and traditional Non-par earning assets. At September 30, 2005, 43% of the interest sensitive account values have crediting rates at contract guaranteed levels, and 52% have crediting rates within 50 basis points of contractual guarantees. We expect a slight reduction of approximately one to two basis points per quarter in interest rate margins in the subsequent quarters for the Life Insurance segment. This assumes a 50 basis point annual improvement in new money investment rates and no significant changes in net flows in or out of our fixed accounts or other changes that may cause interest rate margins to differ from our expectation. For information on interest rate margins and the interest rate risk due to falling interest rates, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this Form 10-Q.

Expenses

Insurance benefits include interest credited to policyholders of $149.0 million and $440.0 million in the third quarter and first nine months of 2005, respectively, compared to $143.8 million and $432.6 million for the same periods in 2004. Actions taken by the segment to lower crediting rates commensurate with the reduction in the overall investment yield in 2004 and 2005 partially offset the effects of growth in the book of business. See the table above for the interest rate credited to policyholders.

During the third quarter of 2005, we conducted our annual comprehensive review of the assumptions underlying the amortization of DAC, PVIF and DFEL. The Life Insurance segment reviewed the various assumptions including investment rate margins, mortality and retention. As a result of this comprehensive review, for the three and nine months ended September 30, 2005, the Life Insurance segment had DAC/PVIF/DFEL net prospective positive unlocking adjustment of $4.5 million pre-tax ($2.9 million after-tax). The adjustments primarily reflect improved mortality assumptions, partially offset by less favorable retention and interest rate assumptions. The comprehensive review during the third quarter of 2005 is also expected to result in a decrease in the on-going amortization expense of approximately $1.1 million pre-tax ($0.7 million after-tax) per quarter beginning in the fourth quarter of 2005.

For the three and nine months ended September 30, 2004, this segment had negative prospective DAC unlocking of $23.7 million pre-tax ($15.4 million after-tax). The negative unlocking in the third quarter of 2004 resulted primarily from a reduction in the assumption of future investment yields. The comprehensive review during the third quarter of 2004 also resulted in an increase in the on-going amortization expense of approximately $3.0 million pre-tax ($2.0 million after-tax) per quarter beginning in the fourth quarter of 2004.

UL and VUL products with secondary guarantees represent approximately 10% of life insurance in-force at September 30, 2005. In July 2005, a committee of the National Association of Insurance Commissioners (“NAIC”) adopted a change to Actuarial Guideline 38 (also known as “AXXX”), the statutory reserve requirements for UL products with secondary guarantees, such as Lincoln National Life’s lapse protection rider (“LPR”). This proposal was formally adopted by the NAIC in October 2005 with an effective date of July 1, 2005.

The proposal does not affect business written prior to the effective date of July 1, 2005. However, based on early analysis and normalized sales of UL products sold with secondary guarantees, we expect Actuarial Guideline 38 could result in the need to increase statutory reserves, which could impact statutory surplus by up to $100 million in 2005. There would be no impact to GAAP reserves. We continue to evaluate potential modifications to our universal life products with secondary guarantees that may be made in response to the revised regulation. Although the impact of this proposal on future sales of guaranteed no-lapse UL cannot be predicted, it may result in a price increase for such products.

Investment Management

	Three Months			Nine Months
			Increase			Increase
Operating Summary for the Periods Ended September 30,			(Decrease) Over			(Decrease) Over
(in millions)	2005	2004	Prior Period	2005	2004	Prior Period
Operating Revenues:
Investment advisory fees - retail/institutional	$73.6	$67.4	9%	$199.9	$196.5	2%
Investment advisory fees - insurance-related	24.9	26.4	-6%	74.3	79.0	-6%
Insurance fees	18.5	12.8	45%	53.1	42.7	24%
Net investment income	12.7	12.7	0%	39.8	39.4	1%
Other revenues and fees	17.1	13.7	25%	48.0	49.5	-3%
Total Operating Revenues	146.8	133.0	10%	415.1	407.1	2%
Operating Expenses:
Insurance benefits	7.0	6.9	1%	20.8	20.1	3%
Underwriting, acquisition, insurance and other expenses	124.0	107.9	15%	362.8	330.7	10%
Total Operating Expenses	131.0	114.8	14%	383.6	350.8	9%
Income from operations before taxes	15.8	18.2	-13%	31.5	56.3	-44%
Federal income taxes	5.6	5.7	-2%	10.1	18.0	-44%
Income from Operations	$10.2	$12.5	-18%	$21.4	$38.3	-44%

Income from Operations Variances—Increase (Decrease)
in the Period From Prior Year Period

	Periods Ended September 30, 2005
(in millions after-tax)	Three Months	Nine Months
Decrease in Income from Operations	$(2.3)	$(16.9)

Significant Changes in Segment Income from Operations:
Effects of financial markets/net flows, variable expenses and other	1.6	1.4
Comprehensive assumption review	1.1	1.1
Income from operations of DIAL in 2004	(4.8)	(12.4)
Portfolio management alignment (including business
and portfolio restructuring)	(1.4)	(6.2)

Assets Under Management			Increase
			Over Prior
September 30, (in billions)	2005	2004	Period
Retail-Equity	$33.4	$22.6	48%
Retail-Fixed	9.1	8.1	12%
Total Retail	42.5	30.7	38%

Institutional-Equity	17.8	10.5	70%
Institutional-Fixed	12.2	7.9	54%
Total Institutional	30.0	18.4	63%

Insurance-related Assets	44.5	44.0	1%
Total Assets Under Management	$117.0	$93.1	26%

Total Sub-advised Assets, included in above amounts
Retail	$15.9	$8.8	81%
Institutional	4.6	3.1	48%
Total Sub-advised Assets at the End of the Period	$20.5	$11.9	72%

Net Flows

	Three Months			Nine Months
			Increase			Increase
			(Decrease) Over			(Decrease) Over
Periods Ended September 30, (in billions)	2005	2004	Prior Period	2005	2004	Prior Period
Retail:
Equity:
Fund deposits	$2.882	$1.480	95%	$9.076	$5.084	79%
Redemptions and transfers	(1.309)	(0.996)	31%	(4.073)	(3.021)	35%
Net flows-Equity	1.573	0.484	225%	5.003	2.063	143%

Fixed Income:
Fund deposits	0.602	0.425	42%	1.822	1.389	31%
Redemptions and transfers	(0.334)	(0.529)	-37%	(1.074)	(1.487)	-28%
Net flows-Fixed Income	0.268	(0.104)	NM	0.748	(0.098)	NM

Total Retail:
Fund deposits	3.484	1.905	83%	10.898	6.473	68%
Redemptions and transfers	(1.643)	(1.525)	8%	(5.147)	(4.508)	14%
Net flows-Total Retail	1.841	0.380	384%	5.751	1.965	193%

Institutional:
Equity:
Inflows/deposits	1.937	1.638	18%	7.076	5.504	29%
Withdrawals and transfers	(0.876)	(1.043)	-16%	(2.319)	(2.947)	-21%
Net flows-Equity	1.061	0.595	78%	4.757	2.557	86%

Fixed Income:
Inflows/deposits	0.840	0.947	-11%	3.340	3.034	10%
Withdrawals and transfers	(0.295)	(0.162)	82%	(1.166)	(0.508)	130%
Net flows-Fixed Income	0.545	0.785	-31%	2.174	2.526	-14%

Total Institutional:
Inflows/deposits	2.777	2.585	7%	10.416	8.538	22%
Withdrawals and transfers	(1.171)	(1.205)	-3%	(3.485)	(3.455)	1%
Net flows-Total Institutional	1.606	1.380	16%	6.931	5.083	36%

Combined Retail and Institutional:
Deposits/inflows	6.261	4.490	39%	21.314	15.011	42%
Redemptions, withdrawals and transfers	(2.814)	(2.730)	3%	(8.632)	(7.963)	8%
Net flows-Combined Retail and Institutional	$3.447	$1.760	96%	$12.682	$7.048	80%

____________
Note:
The term deposits in the above table and in the following discussion represents purchases of mutual funds and managed accounts, deposits in variable annuity funds, and inflows in advisory accounts. Amounts in table above include DIAL in 2004.

The following table presents the segment’s net flows with and without DIAL.

	Three Months			Nine Months
			Increase			Increase
Periods Ended September 30, (in billions)	2005	2004	(Decrease)	2005	2004	(Decrease)
Net Flows
As reported above	$3.447	$1.760	96%	$12.682	$7.048	80%
DIAL	-	0.524	-100%	-	3.268	-100%
Net Flows-Excluding DIAL	$3.447	$1.236	179%	$12.682	$3.780	236%

Investment Management - Comparison of Three and Nine Months Ended September 30, 2005 to 2004

Revenues, Deposits and Net Flows

Investment advisory fees—retail/institutional increased 9% and 2% for the third quarter and first nine months of 2005, compared to the same periods last year. Investment advisory fees included $16.0 million and $47.2 million from DIAL for the third quarter and first nine months of 2004, respectively. Excluding DIAL, investment advisory fees-retail/institutional increased 44% and 34% for the third quarter and first nine months of 2005, compared to the same periods last year, due to higher average levels of assets under management resulting from changes in the equity markets, changes in product mix and positive net flows. Net flows in the third quarter of 2005 were 96% higher than the third quarter of 2004. The level of net flows in the third quarter of 2005 was significantly higher than previous periods for both institutional and retail business. The increase in net flows for the three and nine month periods of 2005, compared to the same 2004 periods, is attributable to several factors, including changes in the management of certain asset category offerings, the recognition in the marketplace of improving investment performance, and the expanded wholesaling of the segment’s products by LFD. The level of net flows may vary considerably from period to period and net flows in one quarter may not be indicative of net flows in subsequent quarters.

Investment advisory fees include amounts that are ultimately paid to sub-advisors for managing the sub-advised assets. The amounts paid to sub-advisors are included in the expenses of the segment. In addition, included in the investment advisory fees—retail/institutional are fees earned from managing funds included within our variable annuity and life insurance products.

Investment advisory fees - insurance related is made up of fees for asset management services this segment provides for our general account assets supporting our fixed products and surplus, including those of the Lincoln Retirement and Life Insurance segments. As a result of analysis performed in the latter half of 2004, we reduced the inter-segment fees paid to the Investment Management segment by approximately 2 basis points, or 12%, effective January 1, 2005. This resulted in a negative impact of $0.7 million after-tax in the third quarter of 2005 and $2.2 million after-tax for the first nine months of 2005. This was offset by corresponding net positive impacts within the Lincoln Retirement and Life Insurance segments.

The increase in insurance fees from the annuity-based 401(k) Lincoln DirectorSM business (“Director”) primarily relates to higher assets under management due to equity market performance and positive net flows of $0.4 billion in the twelve months ended September 30, 2005. Assets under management for this business were $6.3 billion and $5.1 billion at September 30, 2005 and 2004, respectively.

Other revenue includes changes in the value of seed capital, as well as shareholder servicing and accounting fees for services provided to mutual funds and variable annuity products that we sponsor. Seed capital represents the amount of capital invested to start a new fund or product. Seed capital investments are accounted for in a manner consistent with the accounting for trading securities, with changes in fair market value reported as a component of revenues. The primary driver of the increase in other revenues in the third quarter of 2005, compared to the same period in 2004, was related to higher levels of seed capital and higher returns from the favorable effect of equity markets on seed capital.

The increase in assets under management from September 30, 2004 to 2005 is primarily the result of market value gains and positive net flows. Market value gains for the twelve months ended September 30, 2005 were $5.2 billion in retail and $2.6 billion in institutional. Net flows were $6.9 billion in retail and $9.0 billion in institutional for the same period.

On September 24, 2004, we completed the sale of DIAL to the unit’s management group and an unaffiliated investor. As a result of the sale of DIAL, certain retail assets are now sub-advised by the acquirer. Sub-advised assets represent 18% of the segment’s assets under management at September 30, 2005, compared to 13% at September 30, 2004. As stated above, the segment pays fees to the sub-advisor for managing the assets. Also, in 2004, the segment outsourced its mutual fund based 401(k) record-keeping business. As a result, approximately $0.8 billion of the retirement accounts were transferred to third parties during the third quarter of 2004. The remaining $0.3 billion of retirement accounts were transferred to third parties during the fourth quarter of 2004. See Note 12 to our Consolidated Financial Statements, “Results of Consolidated Operations” above and “Review of Consolidated Financial Condition - Liquidity and Capital Resources” below for additional information.

Expenses

Underwriting, acquisition, insurance and other expenses increased 15% in the third quarter and 10% for the first nine months of 2005, compared to the same periods in 2004, primarily from expenses that vary with revenues or levels of assets under management. These expenses include the fees we pay to third party sub-advisors. Payments to LFD for wholesaling services increased $3.0 million, or 43%, in the third quarter and $8.0 million, or 35%, in the first nine months, compared to the same periods last year, as a result of the strong retail deposits in 2005. In the asset management business, we are not able to capitalize the acquisition costs of new business unlike the capitalization of acquisition costs with insurance products. Operating expenses for the first nine months of 2005 also include severance of approximately $5.6 million pre-tax ($3.7 million after-tax).  In addition, expenses were higher as the result of the addition of two investment teams during 2005. In April 2005 several growth equity managers and certain other investment personnel joined Investment Management to form a new large cap equity growth team. In June 2005 a new international equity team joined the firm.

During the third quarter of 2005, the Investment Management segment performed its annual comprehensive review of DAC assumptions related to the Director business. As a result, we reduced expenses in the third quarter of 2005 for prospective unlocking by $4.7 million pre-tax ($3.1 million after-tax), primarily related to favorable expenses and continuing improved retention rates. In the third quarter of 2004, the annual comprehensive review resulted in a reduction to expenses for prospective unlocking of approximately $3.0 million pre-tax ($2.0 million after-tax), primarily related to the continued improvement in retention rates.

Lincoln UK

	Three Months			Nine Months
			Increase			Increase
Operating Summary for the Periods Ended			(Decrease) Over			(Decrease) Over
September 30, (in millions)	2005	2004	Prior Period	2005	2004	Prior Period
Operating Revenues:
Insurance premiums	$16.9	$17.6	-4%	$47.9	$55.4	-14%
Insurance fees	36.9	36.7	1%	109.8	105.3	4%
Net investment income	20.9	18.7	12%	60.8	55.4	10%
Other revenues and fees	28.1	22.8	23%	37.4	36.8	2%
Total Operating Revenues	102.8	95.8	7%	255.9	252.9	1%

Operating Expenses:
Insurance benefits	35.5	21.3	67%	88.5	79.1	12%
Underwriting, acquisition, insurance and other expenses	52.6	59.0	-11%	121.4	132.3	-8%
Total Operating Expenses	88.1	80.3	10%	209.9	211.4	-1%

Income before taxes	14.7	15.5	-5%	46.0	41.5	11%
Federal income taxes	5.1	5.4	-6%	16.1	14.5	11%
Income from Operations	$9.6	$10.1	-5%	$29.9	$27.0	11%

September 30, (in billions)	2005	2004	Increase (Decrease)
Unit-Linked Assets	$7.2	$6.5	11%
Individual Life Insurance In-Force	18.2	19.4	-6%
Exchange Rate Ratio-U.S. Dollars to Pounds Sterling:
Average for the Period	1.779	1.813	-2%
End of Period	1.764	1.812	-3%

Income from Operations Variances - Increase (Decrease)
In the Period from Prior Year Period
	Periods Ended September 30, 2005
(in millions, after-tax)	Three Months	Nine Months
Increase (decrease) in Income from Operations	$(0.5)	$2.9

Significant Changes in Income from Operations:
Effects of Equity Markets
Fee income from equity-linked assets	1.4	2.8
DAC/PVIF/DFEL	0.7	2.5
Comprehensive assumption review	1.8	1.8
Reserves for selling practice matters	(3.2)	(3.2)
Expenses	(1.2)	(2.7)

Lincoln UK - Comparison of Three and Nine Months Ended September 30, 2005 to 2004

Revenues

Insurance premiums were down approximately 4% for the third quarter and 14% for the first nine months of 2005, compared to the same periods of 2004, resulting from the continuing decline of the in-force block. Policy lapse rate for the nine months ended September 30, 2005 was 7%, comparable to that experienced in 2004, as measured by the number of policies in-force. Insurance fees benefited from higher average equity-linked account values resulting largely from the increase in the U.K. equity markets. As illustrated by the performance of the FTSE 100 index, U.K. equity markets had increased 19.8% at September 30, 2005 from September 30, 2004; the daily average basis FTSE 100 for the third quarter of 2005 was up 19.6% from the third quarter of 2004.

Other revenues increased 23% and 2% in the third quarter and first nine months of 2005, compared to the same periods last year. The increase in other revenues resulted from the completion in the third quarter of 2005 of a comprehensive review of assumptions underlying the amortization of DAC/PVIF/DFEL, which resulted in a positive impact to income from operations of $3.2 million pre-tax  ($2.1 million after-tax)  The amount included in revenues is a positive DFEL unlocking adjustment of $21.5 million pre-tax ($14.0 million after-tax). The favorable unlocking is primarily related to a modeling correction. The impact of the unlocking of DAC and PVIF is included in expenses discussed below.

Expenses

Expenses were lower in the third quarter and first nine months of 2005, compared to the same 2004 periods, as increases in insurance benefits were offset by lower underwriting, acquisition and operating expenses. Insurance benefits for the third quarter and first nine months of 2005 include a $4.9 million pre-tax ($3.2 million after-tax) expense to increase the reserve for selling practice matters as a result of greater than expected levels of customer complaints. Insurance benefits for the third quarter and first nine months of 2004 include a release of $4.8 million pre-tax ($3.1 million after-tax) of reserves related to lapsed policies. For additional information on the reserve for selling practices, refer to Note 6 to our Consolidated Financial Statements.

The decline in underwriting, acquisition and operating expenses compared to the same 2004 periods reflects primarily the net negative retrospective unlocking of assumptions for DAC and PVIF that occurred in the first nine months of 2004 from increasing equity markets, and the favorable effects from the completion of the third quarter 2005 comprehensive review of assumptions underlying the amortization of DAC/PVIF/DFEL. The review resulted in unfavorable adjustments to DAC/PVIF amortization of $18.3 million pre-tax ($11.9 million after-tax) primarily from an unfavorable modeling correction in the DAC amortization calculation process offset by favorable persistency.

In the third quarter of 2004, we completed our comprehensive review of assumptions underlying the amortization of DAC/PVIF/DFEL. The review of assumptions included policy retention, which resulted in positive unlocking reducing expenses by $3.2 million pre-tax ($2.1 million after-tax). In addition, we adjusted our assumptions related to the impact of equity markets on tax related fees for unit-linked business. The unlocking resulted in increased amortization expenses of $7.5 million pre-tax ($4.9 million after-tax).

In October 2005, Lincoln UK funded its non-U.S. defined benefit pension plan with a contribution of $70.6 million. As a result of this funding, ongoing annual pre-tax pension expense is expected to be reduced from $6.6 million to approximately $2.1 million. This reduction in expenses will impact future DAC/PVIF/DFEL amortization and is expected to result in a favorable fourth quarter prospective unlocking adjustment of approximately $16 million pre-tax ($10 million after-tax), and result in lower expenses, after-DAC/DFEL going forward.

The services provided to the segment under the Capita agreement are currently deemed to be exempt from value added tax (“VAT”). In a recent ruling by the European Court of Justice regarding a similar arrangement involving a Dutch insurer, it was deemed that VAT should be applied to such an arrangement. The U.K. authorities are required to take note of this ruling in determining U.K. legislation and in July 2005 issued a consultation paper outlining their intention to amend U.K. legislation so that VAT applies to contracts, such as our arrangement with Capita. While a number of uncertainties currently exist, including passage of the legislation, its effective date and the outcome of negotiations with Capita, we estimate that, after allowing for the estimated recovery of a percentage of these VAT costs as provided under the Capita agreement, such a change could result in negative DAC/PVIF/DFEL unlocking of approximately $12 million pre-tax ($8 million after-tax) as future EGPs would be lower from the increased expense. In addition, based on the current estimate the segment’s income from operations is expected to be reduced by approximately $3 million pre-tax ($2 million after-tax) on an annual basis. This estimate assumes no changes in our contractual arrangement with Capita as a result of the VAT. We continue to analyze the potential impact of this change.

Other Operations

	Three Months			Nine Months
Operating Summary for the Periods Ended September 30, (in millions)	2005	2004	Increase (Decrease)	2005	2004	Increase (Decrease)
Income (Loss) from Operations by Source:
LFA	$(4.4)	$(3.5)	-26%	$(16.4)	$(17.5)	6%
LFD	(7.9)	(6.3)	-25%	(19.3)	(17.4)	-11%
Financing costs	(14.2)	(16.0)	11%	(43.3)	(46.3)	6%
Other Corporate	11.3	(4.9)	NM	37.1	(13.8)	NM
Amortization of deferred gain on indemnity reinsurance	12.3	20.8	-41%	36.9	44.1	-16%
Loss from Operations	$(2.9)	$(9.9)	71%	$(5.0)	$(50.9)	90%

 Other Operations - Comparison of Three and Nine Months Ended September 30, 2005 to 2004

LFA

LFA’s operating results declined by $0.9 million for the third quarter and improved by $1.1 million for the first nine months of 2005, compared to the same periods in 2004. Both periods reflect lower expenses from expense management and realignment activities. However, lower sales of our Life Insurance and Lincoln Retirement segments’ products and non-proprietary products and services resulted in a higher period over period loss for the third quarter of 2005 relative to 2004.

LFA’s net revenues were $53.6 million and $159.8 million for the three and nine months ended September 30, 2005, respectively, compared to $56.2 million and $174.4 million for the same periods last year. Net revenues are revenues received, primarily in compensation for the sale of a product or service, reduced by commissions owed to agents or brokers responsible for the sale or provision of service. Proprietary first year life insurance premiums distributed through LFA decreased 5% and 7% in the third quarter and first nine months of 2005, respectively, compared to the same periods in 2004. The decrease was primarily due to decreases of $3.2 million, or 8%, and $19.2 million, or 16%, in the third quarter and first nine months of 2005, respectively, in universal life, whole life and term life insurance products. Revenue growth for variable life insurance products of $0.7 million, or 7%, for the third quarter and $9.2 million, or 38%, for the first nine months of 2005 from the same 2004 periods partially offset the declines. Lower deposits for proprietary individual annuity products of $66.9 million, or 27%, and $109.5 million, or 15%, for the third quarter and first nine months of 2005, respectively, compared to the same 2004 periods, also contributed to the decline in net revenues. Deposits into Delaware’s mutual funds through LFA were $55.4 million and $180.7 million for the third quarter and first nine months of 2005, respectively, compared to $45.1 million and $156.6 million for the same periods in 2004. Because of increased levels of deposits into non-commissionable mutual funds in 2005, LFA net revenues associated with Delaware mutual fund deposits for the third quarter and first nine months of 2005 were level with the same 2004 periods.

LFA implemented a restructuring plan in the second quarter of 2005 to realign field management and financial planning support areas, which is expected to result in reduced operating expenses. See Note 11 to the Consolidated Financial Statements for additional discussion.

LFD

LFD operating results declined $1.6 million for the third quarter and $1.9 million for the first nine months of 2005, compared to the same periods last year, reflecting higher operating expenses attributable to a recognition trip and performance related accruals in the third quarter of 2005 and the continuing expansion of the wholesaling force, partially offset by higher sales.

LFD’s revenues represent wholesaling allowances paid by our operating segments to LFD for wholesaling our products. Sales growth was primarily a result of strong deposits in investment products and individual variable annuities for both the third quarter and first nine months of 2005, and higher retail life insurance first year premiums in the third quarter of 2005. Deposits into mutual funds, managed accounts and 401(k) products for which LFD provided wholesaling services were $2.4 billion and $7.9 billion in the third quarter and first nine months of 2005, increases of 56% and 49%, respectively, over the same periods last year. Deposits into variable annuities were $1.9 billion for the third quarter and $5.4 billion for the first nine months of 2005, increases of 22% and 26%, respectively, over the same periods last year. Deposits in the American Legacy Variable Annuity product were the key contributor to the variable annuity deposit growth in 2005. First year premiums of retail life insurance products through LFD were $166.4 million and $465.7 million for the third quarter and first nine months of 2005, increases of 13% and 2%, respectively, from the same periods in 2004. First year premiums of COLI life insurance products were $22.3 million in the third quarter of 2005 and $57.4 million for the first nine months of 2005, a decrease of 23% and in increase of 8%, respectively, compared to the same periods last year.

Financing Costs

Interest expense on our debt for the third quarter and first nine months of 2005 declined 11% and 6%, respectively, compared to the same periods in 2004, due to the maturity in May 2005 of 7.25% senior notes for $193 million, partially offset by increased rates on floating rate debt and higher commercial paper borrowings. The favorable effects of the 2004 refinancing of certain fixed rate debt at lower rates also contributed to the improvement. For additional information on our financing activities, see “Review of Consolidated Financial Condition—Liquidity and Cash Flow—Sources of Liquidity and Cash Flow—Financing Activities.”

Amortization of Deferred Gain on Indemnity Reinsurance

Income from the amortization of the deferred gain was 41% lower for the third quarter and 16% lower for the first nine months of 2005, compared to the same 2004 periods, resulting from a positive third quarter 2004 adjustment to the deferred gain on the reinsurance business sold in 2001.

Other Corporate

Other Corporate had operating income of $11.3 million and $37.1 million for the third quarter and first nine months of 2005, compared to operating losses of $4.9 million and $13.8 million for the same periods in 2004. Included in operating income for the third quarter and first nine months of 2005 are reductions of $13.3 million and $42.5 million, respectively, in Federal income tax expense related to partial releases of a deferred tax valuation allowance in our Barbados reinsurance company. See Note 3 to the Consolidated Financial Statements for additional discussion.

CONSOLIDATED INVESTMENTS

The following table presents consolidated invested assets, net investment income and investment yield.

(in billions)		September 30, 2005	December 31, 2004	September 30, 2004
Total Consolidated Investments (at Fair Value)		$44.1	$44.5	$43.9
Average Invested Assets (at Amortized Cost)		43.9	43.2	43.0

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2005	2004	2005	2004
Adjusted Net Investment Income (1)	$672.6	$671.1	$2,039.2	$2,035.1
Investment Yield (ratio of net investment income to
average invested assets)	6.11%	6.17%	6.19%	6.31%

Items Included in Net Investment Income:
Limited partnership investment income	$13.9	$5.4	$43.9	$29.0
Prepayment and makewhole premiums	5.0	21.0	20.8	62.7
Contingent interest	-	-	-	21.9
Standby real estate equity commitments (2)	-	-	26.0	-

(1)	Includes tax-exempt income on a tax equivalent basis.
(2)	Represents income earned during the second quarter of 2005 that was in excess of ordinary income amounts.

The decline in our investment portfolio for the first nine months of 2005 resulted from a decline in the fair value of securities available-for-sale partially offset by purchases of investments as a result of cash flow generated by the business segments.

Our insurance assets are invested primarily in high quality fixed maturity securities that are expected to generate cash flows that will enable us to meet the liability funding requirements of our life insurance and annuity businesses. Fixed maturity securities available-for-sale represent approximately 78% of the investment portfolio. Trading securities, which are primarily fixed maturity securities, represent approximately 7.5% of the investment portfolio.

We have the ability to maintain our investment holdings throughout credit cycles because of our capital position, the long-term nature of our liabilities and the matching of our portfolios of investment assets with the liabilities of our various products.

The quality of our available-for-sale fixed maturity securities portfolio, as measured at fair value and by the percentage of fixed maturity securities invested in various ratings categories as of September 30, 2005 was as follows:

NAIC Designation	Rating Agency Equivalent Designation	Amortized Cost	Estimated Fair Value	% of Total
		(in millions)
1	AAA / AA / A	$20,686.3	$21,451.8	62.5%
2	BBB	9,920.2	10,329.7	30.1%
3	BB	1,609.2	1,650.6	4.8%
4	B	659.3	677.9	2.0%
5	CCC and lower	153.6	151.9	0.4%
6	In or near default	37.8	63.0	0.2%
		$33,066.4	$34,324.9	100.0%

The NAIC assigns securities quality ratings and uniform valuations called “NAIC Designations” which are used by insurers when preparing their annual statements. The NAIC assigns designations to publicly traded as well as privately placed securities. The designations assigned by the NAIC range from class 1 to class 6, with designations in classes 1 and 2 generally considered investment grade.

Fixed maturity securities available-for-sale invested in below investment grade securities (NAIC designations 3 thru 6) were $2.5 billion, or 7.4%, and $2.2 billion, or 6.2%, of all fixed maturity securities available-for-sale, as of September 30, 2005 and December 31, 2004, respectively. This represents 5.8% of the total investment portfolio at September 30, 2005, compared to 4.8% at December 31, 2004. On an amortized cost basis, below investment grade securities represented 7.4% and 6.2% of available-for-sale fixed maturity securities at September 30, 2005 and December 31, 2004, respectively.

Exposure to below investment grade securities in our investment portfolio has increased throughout the current year. During the first nine months of 2005, the market has experienced a significant increase in investment grade securities that have been down graded to below investment grade (“fallen angels”). In the third quarter of 2005, the portion of our investment portfolio in below investment grade securities increased 1% primarily due to fallen angels. Exposure to issuers with acquisitions or mergers during the third quarter of 2005 as well as automobile and airline related downgrades made up a majority of the increase in below investment grade securities.

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

Mortgage-Backed Securities: Our fixed maturity securities include residential and commercial mortgage-backed securities. The mortgage-backed securities included in our investment portfolio are subject to risks associated with variable prepayments. This may result in these securities having a different actual cash flow and maturity than expected at the time of purchase. We limit the extent of our risk on mortgage-backed securities by prudently limiting exposure to the asset class, by generally avoiding the purchase of securities with a cost that significantly exceeds par, by purchasing securities backed by stable collateral, and by concentrating on securities with enhanced priority in their trust structure. Such securities with reduced risk typically have a lower yield (but higher liquidity) than higher-risk mortgage-backed securities. At selected times, higher-risk securities may be purchased if they do not compromise the safety of the general portfolio. Our investments in residential mortgage-backed securities at September 30, 2005 and December 31, 2004 totaled $3.9 billion and $3.6 billion, respectively. At September 30, 2005, our investments in commercial mortgage backed securities totaled $2.5 billion.

Mortgage Loans on Real Estate and Real Estate:

The following summarizes key information on mortgage loans:

(in millions)	September 30, 2005	December 31, 2004
Total Portfolio (net of reserves)	$3,696.2	$3,856.9
Percentage of total investment portfolio	8.4%	8.7%
Percentage of investment by property type
Commercial office buildings	40.2%	39.2%
Industrial buildings	18.7%	17.9%
Retail stores	18.4%	20.2%
Apartments	13.0%	11.6%
Hotels/motels	6.5%	7.1%
Other	3.2%	4.0%

Impaired mortgage loans	$68.6	$84.0
Impaired mortgage loans as a percentage of total mortgage loans	1.9%	2.2%
Restructured loans in good standing	$37.6	$69.5
Reserve for mortgage loans	$11.0	$15.5

 In addition to the dispersion by property type, the mortgage loan portfolio is geographically diversified throughout the United States. Our exposure in the mortgage loan portfolio to Hurricanes Rita and Katrina is very limited. Total exposure in the portfolio to commercial loans secured by properties in the states of Louisiana and Mississippi was $12.4 million at September 30, 2005. We had no commercial mortgage loans secured by properties in the state of Alabama at September 30, 2005. All affected properties are insured for damages, including flood, and carry business interruption insurance.

All mortgage loans that are impaired have an established allowance for credit loss. Changing economic conditions impact our valuation of mortgage loans. Changing vacancies and rents are incorporated into the discounted cash flow analysis that we perform for monitored loans and may contribute to changes in allowances for credit losses. In addition, we continue to monitor the entire commercial mortgage loan portfolio to identify risk. Areas of current emphasis are the hotel, retail, office and industrial properties that have deteriorating credits or have experienced debt coverage reduction. Where warranted, we have established or increased loss reserves based upon this analysis. Impaired mortgage loans were 1.9% and 2.2% of total mortgage loans as of September 30, 2005 and December 31, 2004, respectively. As of September 30, 2005 and December 31, 2004, all commercial mortgage loans were current as to principal and interest payments.

Limited Partnership Investments: As of September 30, 2005 and December 31, 2004, there were $285.1 million and $270.6 million, respectively, of limited partnership investments included in consolidated investments. These include investments in approximately 53 different partnerships that allow us to gain exposure to a broadly diversified portfolio of asset classes such as venture capital, hedge funds, and oil and gas. Limited partnership investments are accounted for using the equity method of accounting and the majority of these investments are included in other investments in the Consolidated Balance Sheets.

Net Investment Income: Net investment income was essentially level in the third quarter and for the first nine months of 2005, compared to the same periods in 2004. Excluding contingent interest, commercial mortgage loan prepayment and bond makewhole premiums, partnership income and fees received from the standby real estate equity commitment financing program, the favorable effect of asset growth from net flows was more than offset by declining portfolio yields. The decline in yields was due to lower interest rates on new securities purchased to replace matured securities and new securities purchased from net product deposits into the portfolio.

As of September 30, 2005 and December 31, 2004, the carrying amount of fixed maturity securities, mortgage loans on real estate and real estate that were non-income producing were $100.0 million and $147.4 million, respectively.

The following discussion addresses our invested assets excluding trading account securities. As discussed above, investment results attributable to the trading securities are passed directly to the reinsurers under the terms of the reinsurance arrangements. See the discussion in our 2004 Form 10-K under “Consolidated Investments” for additional information regarding our investments.

Realized Gains and Losses on Investments and Derivative Instruments: We had net pre-tax realized losses on investments and derivatives of $1.6 million and $27.5 million for the three months ended September 30, 2005 and 2004, respectively, and $12.8 million and $64.0 million for the nine months ended September 30, 2005 and 2004, respectively. Prior to the amortization of acquisition costs, provision for policyholder commitments and investment expenses, net realized investment gains (losses) were $13.9 million and $(18.8) million for the three months ended September 30, 2005 and 2004, respectively, and $35.0 million and $(27.4) million for the nine months ended September 30, 2005 and 2004, respectively.

Gross realized gains on fixed maturity and equity securities were $24.2 million and $83.2 million for the three and nine months ended September 30, 2005, respectively, compared to $30.9 million and $97.0 million for the same periods in 2004. Gross realized losses on fixed maturity and equity securities were $16.7 million and $50.0 million for the three and nine months ended September 30, 2005, respectively, compared to $47.4 million and $110.7 million for the same periods in 2004. Included in the gross realized losses are write-downs for impairments of $6.5 million and $18.1 million for the three and nine months ended September 30, 2005, respectively, compared to $33.1 million and $61.2 million for the same periods in 2004. The impairments in the third quarter of 2005 and 2004 related to our investments in certain domestic airlines.

During the third quarter of 2005, losses were realized on airline securities held in our investment portfolio. These losses were the result of other than temporary impairments as well as sales of securities. Total gross realized losses on airline securities during the quarter totaled $9.9 million. Total exposure to domestic legacy airlines at September 30, 2005 was $227.9 million or 0.5% of invested assets. All exposure to the domestic legacy carriers is secured.

For additional information regarding our process for determining whether declines in fair value of securities available-for-sale are other than temporary, see “Critical Accounting Policies - Write-Downs for Other-Than Temporary Impairments and Allowance for Losses” in our 2004 Form 10-K.

Unrealized Gains and Losses—Available-for-Sale Securities: When considering unrealized gain and loss information, it is important to realize that the information relates to the status of securities at a particular point in time, and may not be indicative of the status of our investment portfolios subsequent to the balance sheet date. Further, since the timing of the recognition of realized investment gains and losses through the selection of which securities are sold is largely at management’s discretion, it is important to consider the information provided below within the context of the overall unrealized gain or loss position of our investment portfolios. These are important considerations that should be included in any evaluation of the potential impact of unrealized loss securities on our future earnings. We had an overall net unrealized gain (after the amortization of acquisition costs, provision for policyholder commitments, investment expenses and taxes) on available-for-sale securities of $569.0 million and $822.9 million at September 30, 2005 and December 31, 2004, respectively.

At September 30, 2005 and December 31, 2004, gross unrealized gains on securities available-for-sale were $1,538.9 million and $2,035.8 million, respectively, and gross unrealized losses on securities available-for-sale were $267.4 million and $135.3 million, respectively. At September 30, 2005, gross unrealized gains and losses on fixed maturity securities available-for-sale were $1,524.9 million and $266.4 million, respectively, and gross unrealized gains and losses on equity securities available-for-sale were $14.0 million and $1.0 million, respectively. At December 31, 2004, gross unrealized gains and losses on fixed maturity securities available-for-sale were $2,020.0 million and $134.8 million, respectively, and gross unrealized gains and losses on equity securities available-for-sale were $15.8 million and $0.5 million, respectively. Changes in unrealized gains and losses can be attributed to changes in interest rates and credit spreads, which have created temporary price fluctuations.

The fair value, amortized cost, unrealized loss and total time period that the security has been in an unrealized loss position for total publicly traded and private securities that we held at September 30, 2005 that were in an unrealized loss position are presented in the table below:

		% Fair	Amortized	% Amortized	Unrealized	% Unrealized
(in millions)	Fair Value	Value	Cost	Cost	Loss	Loss
<= 90 days	$6,122.5	60.2%	$6,198.2	59.4%	$(75.7)	28.3%
> 90 days but <= 180 days	519.0	5.1%	532.0	5.1%	(13.0)	4.9%
> 180 days but <= 270 days	1,080.3	10.6%	1,113.3	10.7%	(33.0)	12.3%
> 270 days but <= 1 year	850.4	8.4%	875.1	8.4%	(24.7)	9.2%
> 1 year	1,590.6	15.7%	1,711.6	16.4%	(121.0)	45.3%
Total	$10,162.8	100.0%	$10,430.2	100.0%	$(267.4)	100.0%

The composition by industry categories of securities that we held at September 30, 2005 in an unrealized loss status position is presented in the table below:

		% Fair	Amortized	% Amortized	Unrealized	% Unrealized
(in millions)	Fair Value	Value	Cost	Cost	Loss	Loss
Automotive	$162.0	1.6%	$198.6	1.9%	$(36.6)	13.7%
Banking	1,037.9	10.2%	1,062.2	10.2%	(24.3)	9.1%
Collateralized mortgage obligations ("CMO")	1,467.4	14.4%	1,490.0	14.3%	(22.6)	8.5%
Commercial mortgage-backed securities ("CMBS")	859.8	8.5%	876.0	8.4%	(16.2)	6.1%
Media - Non-cable	164.7	1.6%	180.4	1.7%	(15.7)	5.9%
Electric Power	650.5	6.4%	665.2	6.4%	(14.7)	5.5%
Asset-backed securities ("ABS")	623.9	6.1%	634.3	6.1%	(10.4)	3.9%
Chemicals	133.0	1.3%	141.5	1.3%	(8.5)	3.2%
Retailers	179.7	1.8%	187.3	1.8%	(7.6)	2.8%
Paper	196.8	1.9%	204.1	1.9%	(7.3)	2.7%
Property & Casualty insurers ("P&C")	356.1	3.5%	362.4	3.5%	(6.3)	2.3%
Wirelines	213.8	2.1%	219.1	2.1%	(5.3)	2.0%
Airlines	67.6	0.7%	72.8	0.7%	(5.2)	1.9%
Food and Beverage	237.8	2.3%	242.6	2.3%	(4.8)	1.8%
Technology	160.7	1.6%	165.4	1.6%	(4.7)	1.8%
Consumer Products	110.2	1.1%	114.4	1.1%	(4.2)	1.6%
Gaming	84.3	0.8%	88.5	0.8%	(4.2)	1.6%
Supermarkets	55.2	0.5%	59.0	0.6%	(3.8)	1.4%
Entertainment	158.1	1.6%	161.9	1.5%	(3.8)	1.4%
Federal National MTG Assn. - Convntl 30 Yr	357.2	3.5%	360.7	3.5%	(3.5)	1.3%
Pipelines	154.6	1.5%	157.9	1.5%	(3.3)	1.2%
Metals and Mining	185.2	1.8%	188.2	1.8%	(3.0)	1.1%
Non-Captive Diversified	183.0	1.8%	186.0	1.8%	(3.0)	1.1%
Brokerage	116.6	1.1%	119.5	1.1%	(2.9)	1.1%
Distributors	115.2	1.1%	117.7	1.1%	(2.5)	0.9%
Federal Home Loan MTG Corp	182.4	1.8%	184.7	1.8%	(2.3)	0.9%
Oil Field Services	89.1	0.9%	91.5	0.9%	(2.4)	0.9%
Diversified Manufacturing	39.1	0.4%	41.3	0.4%	(2.2)	0.8%
Foreign Local Governments	35.5	0.3%	37.6	0.4%	(2.1)	0.8%
Real estate investment trusts ("REITS")	134.5	1.3%	136.6	1.3%	(2.1)	0.8%
Integrated	77.0	0.8%	78.9	0.8%	(1.9)	0.7%
Transportation Services	103.3	1.0%	105.1	1.0%	(1.8)	0.7%
Textile	16.4	0.2%	18.1	0.2%	(1.7)	0.6%
Home Construction	74.8	0.7%	76.6	0.7%	(1.8)	0.7%
Municipal	115.4	1.1%	117.1	1.1%	(1.7)	0.6%
Consumer Cyclical Services	70.3	0.7%	71.8	0.7%	(1.5)	0.6%
Federal National MTG Assn.	110.6	1.1%	112.1	1.1%	(1.5)	0.6%
Packaging	36.7	0.4%	38.3	0.4%	(1.6)	0.6%
Non-Captive Consumer	86.7	0.9%	88.2	0.8%	(1.5)	0.6%
Mortgage	51.2	0.5%	52.6	0.5%	(1.4)	0.5%
Government	27.2	0.3%	28.4	0.3%	(1.2)	0.4%
Media - Cable	29.0	0.3%	30.2	0.3%	(1.2)	0.4%
Railroads	45.9	0.5%	47.0	0.4%	(1.1)	0.4%
Industrial - Other	59.6	0.6%	60.7	0.6%	(1.1)	0.4%
Financial - Other	78.9	0.8%	80.0	0.8%	(1.1)	0.4%
Industries with U/R Losses < $1MM	667.9	6.6%	677.7	6.5%	(9.8)	3.7%
Total	$10,162.8	100.0%	$10,430.2	100.0%	$(267.4)	100.0%

Unrealized losses on available-for-sale securities subject to enhanced analysis were $6.4 million at September 30, 2005, compared to $16.4 million at December 31, 2004.

At September 30, 2005, the range of maturity dates for publicly traded and private securities held that were subject to enhanced analysis and monitoring for potential changes in unrealized loss status varies, with 37% of these securities maturing between 5 and 10 years, 44% maturing in greater than 10 years and the remaining securities maturing in less than 5 years. At December 31, 2004, the range of maturity dates for these securities varies, with 19% maturing between 5 and 10 years, 43% maturing after 10 years and the remaining securities maturing in less than 5 years. At September 30, 2005, none of these securities were rated as investment grade compared to 5% at December 31, 2004.

Unrealized Loss on All Below-Investment-Grade Available-for-Sale Fixed Maturity Securities: Gross unrealized losses on available-for-sale below-investment-grade securities were $75.4 million at September 30, 2005, representing 28% of total gross unrealized losses on all available-for-sale securities. Generally, below-investment-grade fixed maturity securities are more likely than investment-grade securities to develop credit concerns. The remaining $192.0 million, or 72%, of the gross unrealized losses relate to investment grade available-for-sale securities. The ratios of fair value to amortized cost reflected in the table below are not necessarily indicative of the fair value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of these ratios subsequent to September 30, 2005.

For fixed maturity securities that we held at September 30, 2005 that are below-investment-grade and in an unrealized loss position, the fair value, amortized cost, unrealized loss and the ratios of market value to amortized cost are presented in the table below:

	Ratio of Amortized		Amortized	Unrealized
Aging Category (in millions)	Cost to Fair Value	Fair Value	Cost	Loss
<=90 days	70% to 100%	$169.9	$173.1	$(3.2)
>90 days but <=180 days	70% to 100%	62.0	65.2	(3.2)
>180 days but <=270 days	70% to 100%	172.8	184.2	(11.4)
>270 days but <=1 year	70% to 100%	17.4	19.0	(1.6)
<= 1 year Total		422.1	441.5	(19.4)
>1 year	70% to 100%	282.4	323.3	(40.9)
	40% to 70%	9.2	14.5	(5.3)
	Below 40%	5.4	15.2	(9.8)
		297.0	353.0	(56.0)
Total Below-Investment-Grade		$719.1	$794.5	$(75.4)

Unrealized Loss on Fixed Maturity Securities Available-for-Sale in Excess of $10 million: At September 30, 2005, we had no investment grade available-for-sale fixed maturity securities with unrealized losses in excess of $10 million. At September 30, 2005 fixed maturity securities available-for-sale with gross unrealized losses greater than $10 million are presented in the table below.

		Amortized	Unrealized	Length of time
(in millions)	Fair Value	Cost	Loss	in Loss Position
Non-Investment Grade
U.S. Automobile Manufacturer	$17.5	$32.7	$(15.2)	> 1 year
Satellite Telecommunications Company	46.6	56.7	(10.1)	> 1 year
Total Non-Investment-Grade	$64.1	$89.4	$(25.3)

At September 30, 2005, our total available-for-sale holdings in the U.S. automobile manufacturer’s securities had a fair value of $42.0 million and an amortized cost of $57.2 million. In addition, at September 30, 2005, we held fixed maturity securities available-for-sale of another large U.S. automobile manufacturer with fair value of $70.6 million and amortized cost of $72.8 million. Our total gross unrealized loss on available-for-sale securities for these two companies was $18.4 million.

The information presented above is subject to rapidly changing conditions. As such, we expect that the level of securities with overall unrealized losses will fluctuate, as will the level of unrealized loss securities that are subject to enhanced analysis and monitoring.

REINSURANCE

Our insurance companies cede insurance to other companies. The portion of risks exceeding each company’s retention limit is reinsured with other insurers. We seek reinsurance coverage within the businesses that sell life insurance to limit our exposure to mortality losses and enhance our capital management. Prior to 2003, our retention policy was to retain no more than $10 million on a single insured life. Beginning in 2003, the retention policy was changed to limit retention on new sales to $5 million on a single insured life issued on fixed and variable universal life insurance contracts. Additionally, the retention per single insured life for term life insurance and for COLI is $1 million and $2 million, respectively. Portions of our deferred annuity business have been reinsured on a Modco basis with other companies to limit our exposure to interest rate risks. At September 30, 2005, the reserves associated with these reinsurance arrangements totaled $2.2 billion. To cover products other than life insurance, we acquire other insurance coverages with retentions and limits that management believes are appropriate for the circumstances. The accompanying financial statements reflect premiums, benefits and deferred acquisition costs, net of insurance ceded. See “Part I—Item 1—Risk Factors” and “Forward-looking Statements—Cautionary Language” and Note 5 to the Consolidated Financial Statements in our 2004 Form 10-K for further information. Our insurance companies remain liable if their reinsurers are unable to meet contractual obligations under applicable reinsurance agreements.

Our amounts recoverable from reinsurers represents receivables from and reserves ceded to reinsurers. We obtain reinsurance from a diverse group of reinsurers and monitor concentration as well as financial strength ratings of our principal reinsurers. Our principal reinsurers are strongly rated companies, with Swiss Re representing the largest exposure. We sold our reinsurance business to Swiss Re primarily through indemnity reinsurance arrangements in 2001. Because we are not relieved of our liability to the ceding companies for this business, the liabilities and obligations associated with the reinsured contracts remain on our Consolidated Balance Sheets with a corresponding reinsurance receivable from Swiss Re, which totaled $4.4 billion at September 30, 2005, and is included in amounts recoverable from reinsurers. During 2004, Swiss Re funded a trust for $2.0 billion to support this business. In addition to various remedies that we would have in the event of a default by Swiss Re, we continue to hold assets in support of certain of the transferred reserves. These assets consist of those reported as trading securities and certain mortgage loans. Our funds withheld and embedded derivative liabilities at September 30, 2005 included $2.0 billion and $0.3 billion, respectively, related to the business reinsured by Swiss Re.

REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Liquidity and Capital Resources

Liquidity refers to the ability of an enterprise to generate adequate amounts of cash from its normal operations to meet cash requirements with a prudent margin of safety. Our principal sources of cash flow from operating activities are insurance premiums and fees, investment advisory fees and investment income, while investing cash flows originate from maturities and sales of invested assets. We use cash to pay policy claims and benefits, operating expenses, commissions, and taxes, to purchase new investments, to pay dividends to our shareholders and to repurchase our stock. Our operating activities provided cash of $648.3 million during the first nine months of 2005.

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

Sources of Liquidity and Cash Flow

The following table summarizes the primary sources of holding company cash flow. The table focuses on significant cash flow items and excludes the effects of certain financing activities, namely the periodic issuance and retirement of debt and cash flows related to our intercompany cash management account. Taxes have been eliminated from the analysis due to a tax sharing agreement among our primary subsidiaries resulting in a modest impact on net cash flows at the holding company. Also excluded from this analysis is the modest amount of investment income on short-term investments of the holding company.

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December
(in millions)	2005	2004	2005	2004	31, 2004
Dividends from Subsidiaries
LNL	$50.0	$50.0	$150.0	$150.0	$150.0
Delaware Investments	10.5	34.0	31.5	48.0	59.0
Lincoln UK	23.4	-	23.4	-	28.9
Other	1.0	-	1.0	1.0	1.0
Subsidiary Loan Repayments & Interest
LNL interest on surplus notes (1)	19.5	19.5	58.5	58.5	78.0
Lincoln UK	-	-	-	39.3	39.3
	$104.4	$103.5	$264.4	$296.8	$356.2
Other Cash Flow and Liquidity Items
Dividend of proceeds from sale of DIAL	$-	$141.5	$-	$141.5	$141.5
Variable annuity contract withdrawal(2)	-	-	-	65.4	65.4
Return of seed capital	3.5	16.6	18.7	26.2	33.4
Net capital received from stock option exercises	29.9	7.6	60.3	68.2	77.5
	$33.4	$165.7	$79.0	$301.3	$317.8

_________
(1)	Represents interest on the holding company’s $1.25 billion in surplus note investments in LNL.
(2)
Prior to 2004, we previously invested in a variable annuity contract with investment options similar to the investment options within the unfunded deferred compensation plan. The purpose of this investment was to partially mitigate the earnings effects created by changes in the value of our deferred compensation plan liability that resulted from changes in value of the underlying investment options. In June 2004, we withdrew the variable annuity contract from LNL, which had a value of $65.4 million, and entered into a total return swap agreement. The swap mitigates the impact that increases in the value of the underlying investment tracking options would have on our cash flow when we make distributions to participants.

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

LNL paid dividends of $50 million and $150 million for the third quarter and first nine months of 2005 and 2004, which did not require prior approval of the Commissioner.

Our UL LPR products and certain other products are subject to Actuarial Guideline 38 (also known as “AXXX”) and XXX reserving requirements. GAAP reserves are not subject to AXXX and XXX statutory reserving requirements. In October 2005, the NAIC adopted a change to AXXX with an effective date of July 1, 2005. The proposal does not affect business written prior to the effective date of July 1, 2005. However, based on early analysis and normalized sales, we expect that it could result in additional statutory reserves on UL products sold with secondary guarantees beginning with sales on July 1, 2005, which could impact statutory surplus by up to $100 million in 2005. There would be no impact to GAAP reserves. We continue to evaluate potential modifications to our universal life products with secondary guarantees that may be made in response to the revised regulation. Although the impact of this proposal on future sales of guaranteed no-lapse UL cannot be predicted, it may result in a price increase for such products. Although this will not have a material impact on cash flows to LNC, LNL is employing strategies to lessen the burden of increased statutory reserves associated with these statutory reserving requirements. Strategies include a mix of letters of credit (“LOC”), reinsurance and capital markets solutions that provide for risk transfer and associated reserve and surplus relief. A portion of LPR business is reinsured with a wholly owned non-U.S. domiciled subsidiary of LNC.

Under prior Federal income tax law, one-half of the excess of a life insurance company’s income from operations over its taxable investment income was not taxed, but was set aside in a special tax account designated as “Policyholders’ Surplus.” At December 31, 2004, we had approximately $200.7 million of untaxed “Policyholders’ Surplus” on which no payment of Federal income taxes will be required unless it is distributed as a dividend, or under other specified conditions. On October 23, 2004, President Bush signed into law the “American Jobs Creation Act of 2004.” Beginning January 1, 2005 through December 31, 2006, the additional tax imposed on distributions from the special tax account, “Policyholders’ Surplus,” is suspended. In addition, the statute provides that distributions made during the two-year suspension period will first reduce the “Policyholders’ Surplus” account balance. Based on dividend activity in the first nine months of 2005, the untaxed “Policyholders’ Surplus” account was reduced to $45.9 million at September 30, 2005, and no income taxes were required. We believe that our dividend activity will be sufficient to eliminate the account balance during the suspension period.

Lincoln UK’s operations consist primarily of unit-linked life and pension products, which are similar to U.S. produced variable life and annuity products. Lincoln UK’s insurance subsidiaries are regulated by the U.K. Financial Services Authority (“FSA”) and are subject to capital requirements as defined by the U.K. Capital Resources Requirement (formerly the Required Minimum Solvency Margin). Lincoln UK targets maintaining approximately 1.5 to 2.0 times the required capital as prescribed by the regulatory resource requirement. Effective January 1, 2005, all insurance companies operating in the U.K have to complete a risk-based capital assessment to demonstrate to the FSA that they hold sufficient capital to cover their risks. Risk-based capital requirements in the U.K. are different than the NAIC risk-based capital (“RBC”). In addition, the FSA has imposed certain minimum capital requirements for the combined U.K. subsidiaries that will restrict Lincoln UK’s ability to pay dividends in 2005. As a result, Lincoln UK paid a dividend in the third quarter of 2005 of $23.4 million and expects to pay an additional $15 million to $25 million over the remainder of 2005. This estimate takes into consideration the October 2005 funding of $70.6 million to Lincoln UK's defined benefit pension plan. As is the case with regulated insurance companies in the U.S., future changes to regulatory capital requirements could impact the dividend capacity of our U.K. insurance subsidiaries and cash flow to the holding company.

Financing Activities

Although our subsidiaries generate adequate cash flow to meet the needs of our normal operations, periodically we may issue debt or equity securities to fund internal growth, acquisitions, and the retirement of our debt and equity securities. Our current shelf registration has $600 million of remaining authorization to issue various securities, including debt securities, preferred stock, common stock, warrants, stock purchase contracts and stock purchase units of LNC and trust preferred securities of four subsidiary trusts. As discussed previously, we plan to finance the anticipated 2006 merger with Jefferson-Pilot through a combination of long-term debt, preferred stock, or other securities, including high-equity content hybrid securities, or a combination of the foregoing. In anticipation of the closing, we expect to file a new shelf registration in the fourth quarter of 2005. We expect to utilize bridge financing in the event that permanent financing cannot be completed before the closing. In addition to the merger, the net proceeds from the sale of the securities offered by this shelf registration and any additional shelf registration are expected to be used for general corporate purposes, including repurchases of outstanding common stock, repayment or redemption of outstanding debt or preferred stock, the possible acquisition of other financial services businesses or assets thereof, and working capital needs. Cash funds are also available from our revolving credit agreements and through our commercial paper program.

We had $165.1 million of commercial paper outstanding at September 30, 2005. As discussed above, we have the flexibility in the future to issue new long-term securities under our shelf registration to retire the commercial paper outstanding, or reduce the commercial paper outstanding from other available liquidity resources.

At September 30, 2005, we maintained two revolving credit agreements with a group of domestic and foreign banks: a $500 million five-year revolving credit facility maturing in December 2009, which was amended December 2004, and a U.K. facility, which was renewed in February 2005 for 10 million pounds sterling ($18 million at September 30, 2005) maturing in February 2006. At September 30, 2005, we did not have any amounts outstanding under any of the bank lines.

Effective December 2004, we amended our existing letter of credit facility. Under the letter of credit facility, we (or our subsidiaries) may issue up to $900 million in standby LOC’s. The term of the LOC facility is five years. At September 30, 2005, there were approximately $504 million in outstanding LOCs. These LOCs support intercompany reinsurance transactions and specific treaties associated with our reinsurance segment, which was acquired by Swiss Re in 2001. LOCs are used to satisfy the U.S. state regulatory requirements of domestic insurance companies who have contracted with our non-U.S. domiciled insurance subsidiaries.

Under the credit agreements, we must maintain a minimum consolidated net worth level and if our senior, unsecured long-term debt rating is not at least A- from Standard and Poor’s or A3 from Moody’s then it also must maintain a defined maximum debt to total capitalization ratio. In addition, the agreements contain covenants restricting our ability to incur liens, merge or consolidate with another entity where we are not the surviving entity and dispose of all or substantially all of our assets. At September 30, 2005, we were in compliance with all such covenants.

If current debt ratings and claims paying ratings were downgraded in the future, certain covenants of various contractual obligations may be triggered which could negatively impact overall liquidity. In addition, contractual selling agreements with intermediaries could be negatively impacted which could have an adverse impact on overall sales of annuities, life insurance and investment products. At September 30, 2005, we maintained adequate current financial strength and senior debt ratings and do not anticipate any ratings-based impact to future liquidity.

As discussed above, LNL is employing strategies to lessen the burden of increased AXXX and XXX statutory reserves associated with our LPR product and other products subject to these statutory reserving requirements. Currently, a portion of LPR business is reinsured with a wholly owned non-U.S. domiciled subsidiary of LNC. At September 30, 2005, there were approximately $252 million in outstanding LOCs under the LOC facility supporting the reinsurance obligations of our non-U.S. domiciled subsidiary to LNL on this LPR business. Recognizing that LOCs are generally one to five years in duration, it is likely LNL will apply a mix of LOCs, reinsurance, and capital market strategies in addressing long-term AXXX and XXX needs. The changes in statutory reserving requirements for LPR products sold after July 1, 2005, may result in an increase in our outstanding LOCs at the end of 2005. LOCs and related capital market alternatives lower the RBC impact of the LPR product. An inability to obtain the necessary LOC capacity or other capital market alternatives could impact our returns on the LPR product.

Alternative Sources of Liquidity

In order to maximize the use of available cash, the holding company maintains an intercompany cash management account where subsidiaries can borrow from the holding company to meet their short-term needs and can invest their short-term funds with the holding company. Depending on the overall cash availability or need, the holding company invests excess cash in short-term investments or borrows funds in the financial markets. LNL, by virtue of its general account fixed income investment holdings, can access liquidity through securities lending programs and repurchase agreements. At September 30, 2005, LNL had $1.0 billion carrying value of securities out on loan under the securities lending program.

Divestitures

In September 2004, we completed the sale of DIAL to the unit’s management group and an unaffiliated investor. We received $180.9 million in cash, of which $141.5 million was dividended to the holding company, and relief of certain obligations of approximately $19.0 million. The funds were used for general corporate purposes, including repurchase of shares and repayment of debt.

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

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December
(in millions, except per share data)	2005	2004	2005	2004	31, 2004
Dividends to shareholders	$63.8	$61.3	$191.1	$186.3	$250.1
Repurchase of common stock	-	73.1	103.6	286.2	350.2
Total Cash Returned to Shareholders	$63.8	$134.4	$294.7	$472.5	$600.3
Number of shares repurchased	-	1.638	2.331	6.233	7.612
Average price per share	$-	$44.69	$44.44	$45.92	$46.01

The remaining amount of share repurchases authorized by our Board of Directors was $221.6 million at September 30, 2005. We do not anticipate additional share repurchases during the remainder of 2005.

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

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December
(in millions)	2005	2004	2005	2004	31, 2004
Debt service (interest paid)	$22.0	$18.8	$68.3	$62.1	$93.0
Capital contribution to LNL	-	-	-	-	100.0
Capital contribution to Delaware Investments	-	-	14.0	-	-
Common dividends	63.5	62.0	191.3	187.6	250.1
Common stock repurchase	-	80.2	103.6	286.2	350.2
Total	$85.5	$161.0	$377.2	$535.9	$793.3

At the end of 2004, we made a $100 million capital contribution to LNL as we were in a strong capital position and our preference is to hold capital at LNL.

Contingencies and Off-Balance Sheet Arrangements

We have outstanding guarantees with off-balance sheet risks of $4.0 million and $4.6 million at September 30, 2005 and December 31, 2004, whose contractual amounts represent credit exposure.

Certain of our subsidiaries have sold commercial mortgage loans through grantor trusts, which issued pass-through certificates. These subsidiaries have agreed to repurchase any mortgage loans which remain delinquent for 90 days at a repurchase price substantially equal to the outstanding principal balance plus accrued interest thereon to the date of repurchase. In case of default by the borrowers, we have recourse to the underlying real estate. It is management’s opinion that the value of the properties underlying these commitments is sufficient that in the event of default, the impact would not be material to us. These guarantees expire in 2009.

Shareholders’ Equity

Total shareholders’ equity increased $108.8 million during the nine months ended September 30, 2005, primarily due to net income, partially offset by dividends to shareholders, share repurchases and unrealized losses on available-for-sale securities included in accumulated other comprehensive income.

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

Restructuring Activities

See Note 11 to our Consolidated Financial Statements for the detail of our restructuring activities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We provided a discussion of our market risk in Item 7A of our 2004 Form 10-K. During the first nine months of 2005, there was no substantive change in our market risk except for the items noted below:

Interest Rate Risk—Falling Rates. As discussed in the Quantitative and Qualitative Disclosures About Market Risk section of our 2004 Form 10-K, spreads on our fixed annuity and interest-sensitive whole life, universal life and fixed portion of variable universal life insurance policies, are at risk if interest rates decline and remain low for a period of time. The following table provides detail on the difference between interest crediting rates and minimum guaranteed rates as of September 30, 2005. For example, at September 30, 2005, there are $63 million of combined Retirement and Life Insurance account values where the excess of the crediting rate over contract minimums is between 1.01% and 1.50%. The analysis presented below ignores any non-guaranteed elements within the life insurance products such as cost of insurance or expense loads, which for many products may be redetermined in the event that interest margins deteriorate below the level that would cause the credited rate to equal the minimum guaranteed rate.

Excess of Crediting Rates over Contract Minimums	Lincoln Retirement Segment	Life Segment	Total	Percent of Total
As of September 30, 2005	Account Values	Account Values	Account Values	Account Values
		(in millions)
CD and On-Benefit type annuities	$6,010	$-	$6,010	17.93%
Discretionary rate setting products*
No difference	12,742	5,200	17,942	53.52%
up to .1%	84	634	718	2.14%
0.11% to .20%	137	5	142	0.42%
0.21% to .30%	235	3,257	3,492	10.42%
0.31% to .40%	222	351	573	1.71%
0.41% to .50%	851	2,155	3,006	8.97%
0.51% to .60%	645	113	758	2.26%
0.61% to .70%	24	167	191	0.57%
0.71% to .80%	5	284	289	0.86%
0.81% to .90%	2	9	11	0.03%
0.91% to 1.0%	121	16	137	0.41%
1.01% to 1.50%	48	15	63	0.19%
1.51% to 2.00%	67	-	67	0.20%
2.01% to 2.50%	97	-	97	0.29%
2.51% to 3.00%	25	-	25	0.07%
3.01% and above	5	-	5	0.01%
Total Discretionary rate setting products	15,310	12,206	27,516	82.07%
Grand Total-Account Values	$21,320	$12,206	$33,526	100.00%

____________
* For purposes of this table, contracts currently within new money rate bands are grouped according to the corresponding portfolio rate band in which they will fall upon their first anniversary.

We expect interest spreads to decrease by 2 to 3 basis points for the Lincoln Retirement segment and 1 to 2 basis points for the Life Insurance segment during the remainder of 2005 relative to September 30, 2005. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations by Segment for the effects of interest rate environments on interest rate margins.

Derivatives. As indicated in Note 8 to the Consolidated Financial Statements in our 2004 Form 10-K, we have entered into derivative transactions to reduce our exposure to fluctuations in interest rates, the risk of changes in liabilities indexed to equity markets, credit risk, foreign exchange risk and to increase our exposure to certain investments in exchange for a premium. In addition, we are subject to risks associated with changes in the value of our derivatives; however, such changes in value are generally offset by changes in the value of the items being hedged by such contracts. Modifications to our derivative strategy are initiated periodically upon review of our overall risk assessment. During the first nine months of 2005, the significant changes in our derivative positions are as follows:

1.
Entered into $1.5 billion notional of interest rate cap agreements that are used to hedge our annuity business against the negative impact of a significant and sustained rise in interest rates. A total of $5.5 billion notional is outstanding.

2.
Entered into $37.0 million notional of interest rate swap agreements hedging floating rate bond coupon payments. A total of $20.0 million notional matured or was terminated, resulting in a remaining notional of $462.5 million. The loss on termination was not material. These interest rate swap agreements convert floating rate bond coupon payments into a fixed rate of return.

3.
Entered into 0.2 million call options on an equal number of shares of LNC stock, resulting in a total of 1.3 million call options on an equal number of shares of LNC stock. A total of 0.2 million call options were terminated, resulting in a gain of $1.4 million. These call options are hedging the increase in liabilities arising from stock appreciation rights granted on LNC stock. Additional stock appreciation rights were granted to our agents during the first quarter of 2005.

4.
Entered into financial future contracts in the amount of $4.1 billion notional. These futures are hedging a portion of the liability exposure on certain options in variable annuity products. A total of $3.0 billion notional expired or was closed resulting in a total remaining $1.4 billion notional. No gain or loss was recognized as a result of the expirations or terminations.

5.
Entered into $20.0 million notional of credit default swap agreements. A total of $5.0 million notional was terminated, resulting in a remaining notional of $20.0 million. The loss on termination was not material. We offer credit protection to investors through selling credit default swaps. These swap agreements allow the credit exposure of a particular obligor to be passed onto us in exchange for a quarterly premium.

6.
Decreased our use of credit default swaps hedging against a drop in bond prices from $8.0 million notional to no remaining notional. The decrease in notional is a result of terminations and resulted in a loss of $0.1 million. We used credit default swaps to hedge against a drop in bond prices due to credit concerns of certain bond issuers.

7.
Entered into $725.0 million notional of put option agreements resulting in a total of $1.1 billion notional. These put options are hedging a portion of the liability exposure on certain options in variable annuity products. We will receive a payment from the counterparty if the strike rate in the agreement is higher than the specified index rate at maturity.

8.
Entered into $30.0 million notional of foreign currency swaps. A total of $14.1 million notional matured or was terminated, resulting in a remaining notional of $57.7 million. A loss of $1.3 million was recognized on the termination. These foreign currency swap agreements are part of a hedging strategy. We own various foreign issue securities. Interest payments from these securities are received in a foreign currency and then swapped into U.S. dollars.

9.
Entered into foreign exchange forward contracts in the amount of $23.5 million notional that are hedging the foreign currency exposure of a portion of our investment in our Lincoln UK subsidiary. The $23.5 million notional expired resulting in no remaining notional. No gain or loss was recognized in net income as a result of the expirations.

10.
Entered into $3.9 million notional of total return swap agreements resulting in a total of $94.3 million notional. These swap agreements are hedging a portion of the liability related to our deferred compensation plans. We receive the total return on a portfolio of indexes and pay a floating rate of interest.

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

Item 4. Controls and Procedures

(a) Conclusions Regarding Disclosure Controls and Procedures

We maintain disclosure controls and procedures, which are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of September 30, 2005, we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us and our consolidated subsidiaries required to be disclosed in our periodic reports under the Exchange Act.

(b) Changes in Internal Control Over Financial Reporting

During our last fiscal quarter, there was one change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As previously reported, LFA implemented a new affiliation model for its planners in 2005. As a result of the new affiliation model, during the third quarter 2005, we implemented new systems, controls and processes related to the distribution allowance paid to LFA by our business segments, as well as changes to systems, controls and processes related to the payment of compensation by LFA to its planners.

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

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following tables summarizes purchases of equity securities by the issuer during the quarter ended September 30, 2005:

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans of Programs(2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(3)
7/1/05 - 7/31/05	1,630	$47.55	-	$221.6
8/1/05 - 8/31/05	18,740	49.88	-	221.6
9/1/05 - 9/30/05	4,926	51.69	-	221.6

(1)
Total number of shares include those purchased as part of publicly announced plans or programs as well as 23,996 shares received for the purchase price on the exercise of stock options and related taxes and 1,300 shares withheld for taxes on the vesting of restricted stock.

(2)
In August 2002, the Board of Directors of LNC approved share repurchase authorization of $600 million. The amount and timing of share repurchase depends on key capital ratios, rating agency expectations, the generation of free cash flow and an evaluation of the costs and benefits associated with alternative uses of capital.

(3)	As of the last day of the applicable month.

Item 5. Other Information

On September 8, 2005, our Board of Directors adopted immaterial amendments to the Lincoln National Corporation Executives’ Severance Benefit Plan. The amendments primarily create a structure wherein we can limit the amount of benefits to which eligible participants are entitled and clarify the treatment of benefit enhancements under other LNC plans. A copy of the amended and restated plan is attached hereto as Exhibit 10(a).

Item 6. Exhibits

The exhibits are listed in the Exhibit Index on page E-1, which is incorporated herein by reference.

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
Douglas N. Miller Vice President, Controller and Chief Accounting Officer

Date: November 8, 2005

LINCOLN NATIONAL CORPORATION
Exhibit Index for the Report on Form 10-Q
For the Quarter Ended September 30, 2005

2(a)
Agreement and Plan of Merger, dated October 9, 2005, by Lincoln National Corporation, Quartz Corporation and Jefferson-Pilot Corporation* is incorporated by reference to Exhibit 2.1 of LNC’s Form 8-K (File No. 1-6028) filed with the SEC on October 11, 2005.

10(a)	LNC’s Executives’ Severance Benefit Plan (As effective September 8, 2005)

12	Ratio of Earnings to Fixed Charges.

31(a)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Contents of the parties’ disclosure letters pursuant to the Merger Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. LNC will furnish supplementally a copy of the disclosure letters to the SEC upon request.

E-1