Form 10-K
period 2005-12-31
LINCOLN NATIONAL CORP
filed 2006-03-15
CIK 59558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________________ to ________________

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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer in Rule 12b-2 of the Exchange Act.  (Check one)  Large accelerated filer  ☒    Accelerated filer  ☐ Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐    No  ☒

The aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing price of these shares on the New York Stock Exchange) as of the last business day of the registrant’s most recently completed second fiscal quarter was $8.1 billion.

As of February 28, 2005, 174,820,963 shares of common stock of the registrant were outstanding.

Documents Incorporated by Reference:

Selected portions of the Proxy Statement for the Annual Meeting of Shareholders, scheduled for June 9, 2006 have been incorporated by reference into Part III of this Form 10-K.

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

Item 1.Business

OVERVIEW

Lincoln National Corporation (“LNC” which also may be referred to as “we” or “our” or “us”) is a holding company, which operates multiple insurance and investment management businesses through subsidiary companies. LNC was organized under the laws of the state of Indiana in 1968, and maintains its principal executive offices in Philadelphia, Pennsylvania. “Lincoln Financial Group” is the marketing name for LNC and its subsidiary companies. At December 31, 2005, LNC had consolidated assets of $124.8 billion and consolidated shareholders’ equity of $6.4 billion.

Through our business segments, we sell a wide range of wealth protection and accumulation products. These products include fixed annuities, variable annuities, universal life insurance, variable universal life insurance, term life insurance, other individual insurance coverages, retail mutual funds, “529” college savings plans and managed accounts. We have four business segments: 1) Lincoln Retirement, 2) Life Insurance, 3) Investment Management and 4) Lincoln UK. We also have an “Other Operations” category that includes the financial data for the operations of Lincoln Financial Advisors (“LFA”) and Lincoln Financial Distributors (“LFD”), our retail and wholesale distributors, and for operations that are not directly related to the business segments, unallocated corporate items (such as corporate investment income, interest expense on short-term and long-term borrowings and other expenses), and the historical results of the former Reinsurance segment, which was sold to Swiss Re in the fourth quarter of 2001, along with the ongoing amortization of deferred gain on the indemnity reinsurance portion of the transaction with Swiss Re.

Financial information in the tables that follow is presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”), unless otherwise indicated. Certain reclassifications have been made to prior periods’ financial information to conform to the 2005 presentation. We provide revenues, income (loss) from operations and assets attributable to each of our business segments and Other Operations as well as revenues derived inside and outside the U.S. for the last three fiscal years in Note 10 to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

Our revenues by segment for each of the last three fiscal years were as follows:

Year Ended December 31 (in millions)	2005	2004	2003
Revenue:
Segment operating revenue:
Lincoln Retirement	$2,258.0	$2,128.0	$1,985.1
Life Insurance	1,993.5	1,952.9	1,906.1
Investment Management	567.8	535.0	474.0
Lincoln UK	318.4	342.2	274.5
Other Operations	1,019.8	852.3	668.3
Consolidating adjustments	(667.7)	(517.2)	(384.0)
Net realized investment results	(3.2)	76.8	356.4
Reserve development net of related amortization on business
sold through reinsurance	1.3	1.3	3.5
Total	$5,487.9	$5,371.3	$5,283.9

Acquisitions and Divestitures

On October 9, 2005, we entered into a merger agreement with Jefferson-Pilot Corporation ("Jefferson-Pilot"), as amended on January 26, 2006, pursuant to which Jefferson-Pilot will merge into one of our wholly owned subsidiaries. Jefferson-Pilot, through its subsidiaries, offers full lines of individual life, annuity and investment products, and group life insurance products, disability income and dental policies, and it operates television and radio stations.

Under the terms of the merger agreement, as amended, Jefferson-Pilot shareholders may choose to receive (i) 1.0906 shares of LNC common stock for each of their shares, (ii) $55.96 in cash for each of their shares or (iii) a combination of LNC common stock and cash. Notwithstanding the election, the aggregate amount of the cash payment to Jefferson-Pilot shareholders will equal $1.8 billion. Accordingly, the election of Jefferson-Pilot shareholders may be subject to a pro-rata adjustment. LNC plans to utilize the existing bridge facility (see below ) to finance the cash portion of the purchase price at closing and to permanently finance the cash portion of the purchase price as soon as practicable after closing through a combination of senior and subordinated long-term debt or other securities. The transaction, which is subject to the approval of shareholders of both companies, regulatory approvals and customary closing conditions, is expected to close in the second quarter of 2006. For more information regarding this transaction, see Amendment No. 1 to our Form S-4 (Registration No. 333-130226) filed with the Securities and Exchange Commission ("SEC") on February 9, 2006.

In October 2005, a purported shareholder class action suit for damages was filed in state court in North Carolina naming Jefferson-Pilot, most of the individual members of its board of directors and LNC as defendants. The complaint alleged that certain defendants had breached their fiduciary duties by entering into the merger agreement. The complaint sought, among other things, unspecified compensatory damages. In January 2006, the plaintiffs filed a motion to voluntarily withdraw the lawsuit, which the court granted without prejudice, subject to the restriction that the plaintiffs receive the court’s permission before filing any other actions asserting the same claims in North Carolina or any other jurisdiction. The voluntary dismissal of this action did not involve a settlement or any compensation being paid or promised to plaintiffs.

In December 2005, we entered into a bridge facility with a group of banks to provide for borrowings of up to $2.3 billion in connection with our merger with Jefferson-Pilot and planned share repurchase, and in February 2006, we entered into a Credit and Letter of Credit Facility with a group of banks to provide for borrowings and issuances of letters of credit up to an aggregate amount of $1 billion. See "Liquidity and Capital Resources - Sources of Liquidity and Cash Flow - Financing Activities" for additional information.

In September 2004, we completed the sale of our London-based international investment unit, Delaware International Advisors Ltd. (“DIAL”), to a newly-formed company associated with DIAL’s management and a private-equity firm. At closing, we received $180.9 million in cash and relief of certain obligations of approximately $19 million. We had an after-tax gain from the transaction of $46.1 million. DIAL, which has since been renamed Mondrian, continues to provide sub-advisory services with respect to certain international asset classes for our Investment Management segment and LNC.

For further information about acquisitions and divestitures, see “Acquisitions and Divestitures” in the MD&A and Notes 3 and 13 to our Consolidated Financial Statements.

Branding

Branding is a key element of our strategy. Our branding efforts are focused on two primary target audiences: financial intermediaries where we work to build brand familiarity and very affluent consumers (top 11% of the population) where we work to build name awareness.

In 2005, we continued to build our brand on a national basis through an integrated package of consumer print and television, trade print and Internet advertising; sponsorships; and promotional events. As a result, we believe that our awareness among our financial intermediary and targeted-consumer audiences increased in 2005.

BUSINESS SEGMENTS AND OTHER OPERATIONS

Lincoln Retirement

Overview

The Lincoln Retirement segment, with principal operations in Fort Wayne, Indiana, and Hartford, Connecticut, and additional operations in Portland, Maine, and Arlington Heights, Illinois, provides tax-deferred investment growth and lifetime income opportunities for its clients by offering fixed and variable annuities, and other retirement products. There are two lines of business within this segment, individual markets and employer-sponsored markets. Capitalizing on a broad product portfolio and a strong and diverse distribution network, Lincoln Retirement is a leader in both the individual and employer-sponsored annuity markets. According to Variable Annuity Research and Data Services (“VARDS”), LNC ranked 6th in assets and 5th in individual variable annuity sales for the year ended December 31, 2005 in the United States.

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

The employer-sponsored line of business offers fixed and variable annuities along with a turnkey retirement program, the Alliance program, to targeted markets. The key market segments of the employer-sponsored business are: healthcare, public/governmental, education, corporate and not-for-profits. Within these segments, we target those markets that offer the most favorable demographics, distribution synergies and current and potential market share.

Products

In general, an annuity is a contract between an insurance company and an individual or group in which the insurance company, after receipt of one or more contributions, agrees to pay an amount of money either in one lump sum or on a periodic basis (i.e., annually, semi-annually, quarterly or monthly), beginning on a certain date and continuing for a period of time as specified in the contract. Such payments can begin the month after the deposit is received (referred to as an immediate annuity) or at a future date in time (referred to as a deferred annuity). This retirement vehicle helps protect an individual from outliving his or her money and can be either a fixed annuity or a variable annuity.

The Lincoln Retirement segment’s deposits for the periods indicated were as follows:

Year ended December 31, (in billions)	2005	2004	2003
Individual Annuities
Variable	$7.450	$6.056	$3.114
Fixed	0.152	0.493	0.936
Total Individual Annuities	7.602	6.549	4.050
Employer-Sponsored Annuities
Variable	1.113	1.104	1.099
Fixed	0.100	0.123	0.126
Total Employer-Sponsored Annuities
- excluding Alliance	1.213	1.227	1.225
Fixed - Alliance	0.429	0.410	0.353
Total	1.642	1.637	1.578
Alliance Mutual Funds	1.066	0.834	0.616
Total Employer-Sponsored Products	2.708	2.471	2.194
Total Annuity and Alliance Deposits
Variable	9.629	7.994	4.829
Fixed	0.681	1.026	1.415
Total Annuities and Alliance	$10.310	$9.020	$6.244
Total Alliance Program Deposits	$1.495	$1.244	$0.969

Variable Annuities

A variable annuity provides the contractholder the ability to direct the investment of deposits into one or more sub-accounts offered through the product (“variable portion”) or into a fixed account with a guaranteed return (“fixed portion”). The value of the variable portion of the contractholder’s account varies with the performance of the underlying sub-accounts chosen by the contractholder. The underlying assets of the sub-accounts are managed within a special insurance series of funds, similar to mutual funds. The contractholder’s return is tied to the performance of the segregated assets underlying the variable annuity, i.e., the contractholder bears the investment risk associated with these investments, except for the impact of guaranteed benefit features. The value of the fixed portion is guaranteed by us and recorded in our general account liabilities. Account values of variable annuities were $57.2 billion, $50.1 billion and $43.7 billion for the years ended December 31, 2005, 2004 and 2003, including the fixed portions of variable accounts of $9.6 billion, $9.7 billion and $9.8 billion, respectively.

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

We offer A-share, B-share, C-share, L-share and bonus variable annuities. The differences in A, B, C, L and bonus shares relate to the sales charge and fee structure associated with the contract.

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

•	A C-share has no front-end sales charge or back-end surrender charge. Accordingly, it offers maximum liquidity but other expenses are higher than those for A or B shares.

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

•
A bonus annuity is a variable annuity contract that offers a bonus credit to a contract based on a specified percentage (typically ranging from 2% to 5%) of each deposit. The entire premium plus the bonus are invested in the sub-accounts supporting the contract. It has a seven to nine-year contingent deferred sales charge. The expenses are slightly more than those for a B-share. We also offer bonus annuity products with persistency credits beginning in years eight or fifteen to revert bonus pricing back to B-share pricing levels.

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

The separate account choices for our variable annuities cover diverse asset classes with varying levels of risk and include both equity funds and fixed income funds. The Multi-Fund® Variable Annuity product line offers up to approximately 34 fund choices from 11 well-known advisors, including American Funds Insurance SeriesSM, Delaware InvestmentsSM, and Scudder Investments. The Lincoln Choice PlusSM Variable Annuity, an individual multi-manager product line, has approximately 51 fund offerings from 15 fund families, also including, among the largest, American Funds Insurance SeriesSM and Delaware InvestmentsSM.

Our American Legacy Variable Annuity, a premier single manager individual and group variable annuity product line, offers 13 mutual fund choices from American Funds Insurance SeriesSM. American Legacy Variable Annuity accounted for 42%, 38% and 25% of variable annuity deposits in 2005, 2004 and 2003, respectively. In addition, the American Legacy Variable Annuity product line represented approximately 49%, 47% and 46% of our total variable annuity account values at December 31, 2005, 2004 and 2003, respectively.

As stated above, certain of our variable annuities offer a GMDB feature. Approximately 95% of variable annuity separate account values had a GMDB feature at December 31, 2005, 2004 and 2003. The GMDB features include those where we contractually guarantee to the contract holder either (a) return of no less than total deposits made to the contract less any partial withdrawals, (b) total deposits made to the contract less any partial withdrawals plus a minimum return, or (c) the highest contract value on a specified anniversary date minus any partial withdrawals following the contract anniversary.

The Lincoln Smart SecuritySM Advantage benefit is a GMWB feature that offers the contractholder a guarantee equal to the initial deposit (or contract value, if elected after issue), adjusted for any subsequent purchase payments or withdrawals. There are two elective step-up options: a one-year and a five-year option. The one-year option allows an owner to step up the guarantee automatically (if the contract value is greater than the initial deposit) on the benefit anniversary for 10 years, with an optional election of an additional 10-year step-up period if the owner is age eligible. The five-year option allows the owner to step-up the guarantee amount on or after the fifth anniversary of the election or of the most recent step up (if the contract value is greater than the initial deposit). To receive the full amount of the guarantee, annual withdrawals are limited to either 5% of the guaranteed amount for the one-year step-up or 7% of the guaranteed amount for the five-year step-up. Withdrawals in excess of the applicable maximum in any contract year are assessed any applicable surrender charges, and the guaranteed amount is recalculated. The charge for this benefit with the one-year step-up is 0.65% annually of the guaranteed amount (less withdrawals) and 0.45% annually of the guaranteed amount (less withdrawals) for the five-year step-up, both assessed on a quarterly basis. The charge may be waived under certain circumstances. The benefit may also be cancelled at any time five years after election or owner-elected step-up of the guaranteed amount. If cancelled, the benefit may be re-elected after one year if the benefit is still offered. The Lincoln Smart SecuritySM Advantage is available on new and existing variable annuity contracts for most of our individual variable annuity products. Approximately 15%, 8% and 2% of variable annuity account values at the end of 2005, 2004 and 2003, respectively, had elected a GMWB feature.

To mitigate the increased risks associated with GMDBs and GMWBs, we developed a dynamic hedging program. The customized dynamic hedging program uses equity and interest rate futures positions as well as equity-based options depending upon the risks underlying the guarantees. Our program is designed to offset both positive and negative changes in the carrying value of the guarantees. However, while we actively manage these hedge positions, the hedge positions may not be effective to exactly offset the changes in the carrying value of the guarantees due to, among other things, the time lag between changes in their values and corresponding changes in the hedge positions, extreme swings in the equity markets, contractholder behavior, and divergence between the performance of the underlying funds and hedging indices. For more information on our hedging program, see “Critical Accounting Policies—Insurance and Investment Contract Obligations” of the MD&A. For information regarding risks related to GMDBs and GMWBs, see “Risk Factors” below.

We offer other product riders including the Income4Life® Solution and i4LIFE® Advantage. There is an annual charge of 0.40% on account value for this feature. The Income4Life® and i4LIFE® features, on which we have received a U.S. patent, allow variable annuity contractholders access and control during the income distribution phase of their contract. This added flexibility allows the contractholder to access the account value for transfers, additional withdrawals and other service features like portfolio rebalancing. In September 2003, the Guaranteed Income Benefit (GIB) feature was added to i4LIFE® Advantage. The GIB is an optional feature that guarantees regular income payments will not fall below 75% of the initial income payment. The annual charge for the optional GIB feature is 0.50% of the account value. The GIB may be terminated on an i4LIFE® Advantage contract and regular income payment will no longer be subject to this minimum income payment guarantee. Approximately 80% of i4LIFE® Advantage contracts elected the GIB feature in 2005, and approximately 70% elected it in 2004. During 2005, a return of premium death benefit option was added to i4LIFE® Advantage to better align the death benefits available with the underlying product chassis. Approximately 3%, 1% and less than 1% of variable annuity account values at the end of 2005, 2004 and 2003, respectively, have elected an i4LIFE® feature.

Fixed Annuities

A fixed annuity preserves the principal value of the contract while guaranteeing a minimum interest rate to be credited to the accumulation value. We offer both single and flexible premium fixed deferred annuities to the individual annuities market. Single premium fixed deferred annuities are contracts that allow only a single contribution to be made. Flexible premium fixed deferred annuities are contracts that allow multiple contributions on either a scheduled or non-scheduled basis. With fixed deferred annuities, the contractholder has the right to surrender the contract and receive the current accumulation value less any applicable surrender charge and, if applicable, a market value adjustment (MVA). Also, certain fixed annuity products allow for a window period between the end of the fixed guarantee period and the start of the subsequent guarantee period during which the contractholder can withdraw their funds without incurring a surrender charge.

Fixed annuity contributions are invested in our general account. We bear the investment risk for fixed annuity contracts. To protect from premature withdrawals, we impose surrender charges. Surrender charges are typically applicable during the early years of the annuity contract, with a declining level of surrender charge over time. We expect to earn a spread between what we earn on the underlying general account investments supporting the fixed annuity product line and what we credit to our fixed annuity contractholders’ accounts. Fixed annuity account values were $11.5 billion, $11.8 billion and $11.4 billion at December 31, 2005, 2004 and 2003. Approximately $5.5 billion, $5.7 billion and $5.6 billion of fixed annuity account values at December 31, 2005, 2004 and 2003, respectively, were still within the surrender charge period.

Our fixed annuity product offerings as of December 31, 2005 include the Lincoln Select and ChoicePlus Fixed Annuities, StepThree® and ChoiceGuarantee® Fixed Annuities. These products allow an individual to select a specific guaranteed period typically ranging from one to ten years. If the contract stays in force for the entire guarantee period, then the contract will earn the specified rate of interest for the full period. If a Lincoln Select or ChoicePlus Fixed Annuity contract is surrendered during the guarantee period, both a surrender charge and an MVA may be applied. The MVA feature increases or decreases the contract value of the annuity based on a decrease or increase in interest rates. The increase and decrease on the contract value is generally offset by increases and decreases in the value of the underlying assets. However, in a rising interest rate environment the contractholder’s contract value cannot drop below the non-forfeiture value subjecting us to interest rate risk. Fixed annuities with an MVA feature constituted 25%, 21% and 19% of total fixed annuity account values at the end of 2005, 2004 and 2003, respectively.

Alliance Program

Our Alliance program, which is offered in the employer-sponsored market, bundles our traditional fixed annuity products with the employer’s choice of retail mutual funds, along with recordkeeping and employee education components. We earn fees for the services we provide to mutual fund accounts and investment margins on fixed annuities of Alliance program accounts. The retail mutual funds associated with the Alliance program are not included in the separate accounts reported on our Consolidated Balance Sheet. This program is customized for each employer. Alliance program deposits represented 15%, 14% and 16% of the segment’s deposits in 2005, 2004 and 2003, respectively.

Distribution

The Lincoln Retirement segment distributes all its individual fixed and variable annuity products through LFD, our wholesaling distribution organization. LFD’s distribution channels give the Lincoln Retirement segment access to its target markets. LFD distributes the Lincoln Retirement segment’s products to a large number of financial intermediaries, including LFA. The financial intermediaries include wire/regional firms, independent financial planners, financial institutions, managing general agents and corporate specialty markets.

The Employer Retirement Markets Division, a part of LFA, offers our MultiFund® Variable Annuity product line in both the individual and employer-sponsored annuities markets and the Alliance Program in the employer-sponsored annuities market.

Competition

The annuities market is very competitive and consists of many companies, with no one company dominating the market for all products. The Lincoln Retirement segment competes with numerous other financial services companies. The main factors upon which entities in this market compete are wholesaling, investment performance, cost, product features, speed to market, brand recognition, financial strength ratings, distribution channel access, crediting rates and client service.

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

The Lincoln Retirement segment attempts to design products that meet the needs of clients in its markets. The speed in which Lincoln Retirement’s products reach the market is a competitive advantage. Generally, from concept of the product to launch, it takes us six to nine months. Over the last five years, the Lincoln Retirement segment has announced several new products and product features to market in response to the evolving nature of the annuities market.

Life Insurance
 Overview

The Life Insurance segment, with principal operations in Hartford, Connecticut and additional operations in Fort Wayne, Indiana and Schaumburg, Illinois, focuses on the creation and protection of wealth for its clients through the manufacturing of life insurance products. The Life Insurance segment offers both single and survivorship versions of universal life (“UL”), variable universal life (“VUL”), interest-sensitive whole life (“ISWL”), corporate owned universal and variable universal life insurance (“COLI”) and term insurance. The segment also offers a linked-benefit product, MoneyGuard®, which is a universal life insurance policy linked with riders that provide reimbursement for long-term care costs.

The life insurance operation primarily targets the affluent market, defined as households with at least $1,000,000 of investable net worth. For those policies we sold in 2005, the average face amount (excluding term, COLI cases covering 200 or more lives, and MoneyGuard®) was $1.4 million and average first year premiums paid were approximately $35,000.

Products

The Life Insurance segment sells interest/market-sensitive products (UL, VUL, ISWL, COLI) and term products. The Life Insurance segment’s first-year premiums (excluding internal replacement premiums) for the prior three years were as follows:

	First Year Premiums
Year Ended December 31 (in millions)	2005	2004	2003
Universal Life excluding MoneyGuard®	$438.4	$401.1	$417.0
MoneyGuard®	226.0	244.5	224.6
Total Universal Life	664.4	645.6	641.6
Variable Universal Life	106.6	84.8	79.4
Whole Life	40.7	41.2	34.4
Term Products	33.7	41.0	40.2
Total Retail	845.4	812.6	795.6
COLI	70.5	73.6	125.7
Total Life Insurance Segment	$915.9	$886.2	$921.3

Due to some seasonality in Retail sales, we generally see more sales in the second half of the year than in the first half of the year. Approximately 45%, 48% and 43% of total Retail sales were in the first half of 2005, 2004, and 2003, with the remainder occurring in the second half of the year for the same periods.

In addition, the following table shows life policies’ face amount in-force.

	Face Amount In-force
At December 31 (in billions)	2005	2004	2003
Fixed	$93.1	$90.5	$88.8
Variable	35.6	34.5	34.1
Term	188.0	172.5	151.7
COLI	7.7	7.1	6.7
Total Life Insurance Segment	$324.4	$304.6	$281.3

Mortality margins, investment margins (through spreads or fees), net expense charges (expense charges assessed to the policyholder less expenses incurred to manage the business) and surrender fees drive life insurance profits. Mortality margins represent the difference between amounts charged to the customer to cover the mortality risk and the actual cost of reinsurance and death benefits paid. Mortality charges are either specifically deducted from the contract holder’s policy account value (i.e., cost of insurance assessments or “COI’s”) or are embedded in the premiums charged to the customer. In either case, these amounts are a function of the rates priced into the product and level of insurance in-force (less reserves previously set aside to fund benefits). Insurance in-force, in turn, is driven by sales, persistency and mortality experience.

Similar to the annuity product classifications described above, life products can be classified as “fixed” or “variable” contracts. This classification describes whether the policyholder or we bear the investment risk of the assets supporting the policy. This also determines the manner in which we earn investment margin profits from these products, either as investment spreads for fixed products or as asset-based fees charged to variable products.

We offer four categories of life insurance products consisting of:

Fixed Life Insurance (primarily UL, including MoneyGuard® and ISWL (excluding COLI)): Fixed life insurance products provide life insurance with account (cash) values that earn rates of return based on company-declared interest rates. Policyholder account values are invested in our general account investment portfolio, so we bear the risk of investment performance. Some of our UL contracts include secondary guarantees; which are explained more fully later in the document.

In a UL contract, policyholders have flexibility in the timing and amount of premium payments and the amount of death benefit, provided there is sufficient account value to cover all policy charges for mortality and expenses for the coming period. Under certain policyholder options and market conditions, the death benefit amount may increase or decrease. Premiums received on a UL product, net of expense loads and charges, are added to the policyholder’s account value. The client has access to their account value (or a portion thereof) through contractual liquidity features such as loans, partial withdrawals and full surrenders. Loans and withdrawals reduce the death benefit amount, are limited to certain contractual maximums (some of which are required under state law) and interest is charged on all loans. Our UL contracts assess surrender charges against the policies’ account values for full or partial face amount surrenders that occur during the contractual surrender charge period. Depending on the product selected, surrender charge periods can range from 10 to 20 years.

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

We manage investment margins (i.e., the difference between the rate the portfolio earns compared to the rate that is credited to the customer) by seeking to maximize current yields, in line with asset/liability and risk management targets, while crediting a competitive rate to the customer. Crediting rates are typically subject to guaranteed minimums specified in the underlying life insurance contract. Fixed life account values (excluding VUL and COLI) were $11.6 billion, $11.0 billion and $10.5 billion at December 31, 2005, 2004 and 2003, respectively.

Variable Universal Life Insurance (VUL) (excluding COLI): VUL products are UL products that provide a return on account values linked to an underlying investment portfolio of sub-accounts offered through the product. The value of the policyholder’s account varies with the performance of the sub-accounts chosen by the policyholder. The underlying assets of the sub-accounts are managed within a special insurance series of funds. Premiums, net of expense loads and charges for mortality and expenses, received on VUL products are invested in the policyholder’s investment option selection. As the return on the investment portfolio increases or decreases, the account value of the variable universal life policy will increase or decrease. As with fixed UL products, policyholders have access, within contractual maximums, to account values through loans, withdrawals and surrenders. Surrender charges are assessed during the surrender charge period (generally ranging from 15 to 20 years depending on the product). The investment choices we offer in VUL products are the same, in most cases, as the investment choices offered in our individual variable annuity contracts.

In addition, VUL products offer a fixed account option that is managed by LNC. Investment risk is borne by the customer on all but the fixed account option. We charge fees for mortality costs and administrative expenses, as well as asset based investment management fees. VUL account values (excluding COLI) were $2.5 billion, $2.2 billion and $2.0 billion at December 31, 2005, 2004 and 2003, respectively.

Term Life Insurance: Term life insurance provides a fixed death benefit for a scheduled period of time. It usually does not offer cash values. Scheduled policy premiums are required to be paid annually (on a monthly or annual basis). A Return of Premium term product, Lincoln Pro, has been offered since March 2005.

Corporate Owned Life Insurance (COLI): COLI is typically purchased by corporations on the lives of its employees, with the corporation or a trust sponsored by the corporation named as a beneficiary under the policy, for the purpose of funding non-qualified deferred compensation plans. LNC offers a portfolio of both fixed UL and VUL COLI products sold primarily through specialty brokers. COLI account values were $1.3 billion, $1.1 billion and $1.0 billion as of December 31, 2005, 2004 and 2003.

As mentioned previously, we offer survivorship versions of our non-COLI UL, VUL and ISWL products. These products insure two lives with a single policy and pay death benefits upon the second death.

The Life Insurance segment has continued to develop products that meet the changing needs of its target affluent market. Sales results continue to be heavily influenced by the series of universal life products with the Lapse Protection Rider (“LPR”), originally introduced in 1998. The LPR is a secondary guarantee that promises to keep a policy in force, even if the base policy account value is zero, as long as the No Lapse Value (“NLV”) of the policy remains positive. The NLV is a reference value, calculated in a manner similar to the base policy account value, but using different assumptions as to expense charges, COI charges, and credited interest. The assumptions for the NLV calculation are listed in the contract. As long as the policyholder funds the policy to a level that keeps this calculated NLV positive, the death benefit will be guaranteed. The NLV has no actual monetary value to the policyholder; it is only a calculated value used to determine whether or not the policy will lapse should the base policy account value be less than zero.

Unlike other guaranteed death benefit designs, the LPR maintains the flexibility of a traditional UL policy, which allows a policyholder to take loans or withdrawals. Although loans and withdrawals are likely to shorten the time period of the guaranteed death benefit, the guarantee is not automatically or completely forfeited, as is sometimes the case with other death benefit guarantee designs. The length of the guarantee may be increased at any time through additional excess premium deposits.

During 2005, we continued to monitor the regulatory changes that impact reserving for these products as well as the competitive environment. LPR face amount in-force was $30.9 billion, $25.0 billion and $20.2 billion as of December 31, 2005, 2004 and 2003.

In May 2005, an updated version of our innovative single life Lincoln VULONE product was released. Originally developed in May 2004, VULONE combines the lapse protection of universal life with the upside potential of a traditional variable universal life product. VULONE gives clients the flexibility to choose the appropriate balance between protection and market risk that meets their individual needs. VULONE face amount in-force was $1.8 billion and $0.6 billion as of December 31, 2005 and 2004, respectively.

Distribution

The Life Insurance segment’s products are sold through LFD. LFD provides the Life Insurance segment with access to financial intermediaries in the following primary distribution channels—wire/regional firms, independent planner firms, including LFA, financial institutions, managing general agents and corporate specialty markets.

Competition

The life insurance industry is very competitive and consists of many companies with no one company dominating the market for all products. At the end of 2004, the latest year for which data is available, there were approximately 1,179 life insurance companies in the United States.

The Life Insurance segment designs products specifically for the high net-worth and affluent markets. In addition to the growth opportunity offered by its target market, our product breadth, design innovation, competitiveness, speed to market, customer service and extensive distribution network all contribute to the strength of the Life Insurance segment. On average, the development of products takes approximately six months. The Life Insurance segment announced several major product upgrades and/or new features, including important VUL, MoneyGuard®, Term and COLI product enhancements and new riders in 2005. With respect to customer service, the Life Insurance segment has a service center staffed with approximately 150 employees. Management tracks the speed, accuracy and responsiveness of service to customers’ calls and transaction requests. Further, the Life Insurance segment tracks the turnaround time and quality for various client services such as processing of applications.

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

Claims Administration

Claims services are delivered to customers from the Hartford, Connecticut home office. Claims examiners are assigned to each claim notification based on coverage amount, type of claim and the experience of the examiner. Claims meeting certain criteria are referred to senior claim examiners. A formal quality assurance program is carried out to ensure the consistency and effectiveness of claims examining activities. A network of in-house legal counsel, compliance officers, medical personnel and an anti-fraud investigative unit also support claim examiners. A special claims unit has also been established in the Hartford, Connecticut claims department to focus on more complex specialized matters such as MoneyGuard® long-term care claims, claims incurred during the contestable period, beneficiary disputes, litigated claims, and to effectively deal with the few invalid claims that are encountered.

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

Delaware also offers investment advisory services and products to institutional clients, such as corporate and public retirement plans, endowments and foundations, nuclear decommissioning trusts, sub-advisory clients and Taft-Hartley plans, and may include mutual funds offered by non-Delaware entities for which Delaware acts as a sub-advisor. At December 31, 2005, Delaware serves as investment advisor to approximately 270 institutional accounts, acts as investment manager and performs additional services for approximately 100 open-end funds and for 9 closed-end funds. The Investment Management segment also provides investment advisory services for our corporate and general insurance portfolios, including separate accounts and mutual funds, and acts as investment advisor to collateralized debt obligations.

Products

Investment Management products include U.S. and international equity and fixed-income retail mutual funds, institutional separate accounts, institutional mutual funds, managed accounts, “529” college savings plans, and retirement plans and services, as well as administration services for some of these products.

The Investment Management segment’s assets under management (including assets under administration) were as follows:

	Assets Under Management
Year Ended December 31 (in millions)	2005 [1]	2004 [1]	2003 [1]
Retail Products:
Equity	$35,474	$26,130	$20,887
Fixed	9,199	8,257	8,186
Institutional Products:
Equity	19,379	11,682	25,322
Fixed [2]	57,524	53,940	51,423
Total	$121,576	$100,009	$105,818
Assets Managed by DIAL [3]	-	-	17,746
Total Excluding Assets Managed by DIAL	$121,576	$100,009	$88,072

[1]	Includes $21.9 billion, $14.5 billion and $3.8 billion of sub-advised assets at December 31, 2005, 2004 and 2003, respectively. We pay fees to the third party subadvisors to manage the assets.
[2]	Includes insurance-related assets of $44.5 billion, $44.0 billion and $43.0 billion, at December 31, 2005, 2004 and 2003, respectively.
[3]
Includes institutional and retail assets that were managed by the segment’s London-based international investment unit (“DIAL”). In the third quarter of 2004, the segment sold DIAL to Mondrian. Accordingly, $22.1 billion of assets were transferred to Mondrian at the time of the sale.

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

The following table provides a summary of retail assets under management for each product:

	Retail Assets Under Management
At December 31 (in millions)	2005	2004	2003
Mutual funds	$15,415	$13,174	$12,846
Managed accounts	12,839	6,489	3,411
529 College savings plans	316	231	127
Variable annuity	9,597	8,876	8,076
401(k) Director	6,506	5,617	4,613
Total [1]	$44,673	$34,387	$29,073

[1]	Includes $17.1 billion, $10.7 billion and $3.8 billion of sub-advised assets for 2005, 2004 and 2003, respectively.
We pay fees to the third party sub-advisors to manage the assets.

As of December 31, 2005, the Investment Management segment, through Delaware, offered 87 retail mutual funds to suit an array of investment needs. Delaware’s mutual funds are grouped by asset class, with each investment management team focused on a specific investment discipline. This structure of distinct investment teams allows for a style-specific research effort tailored for each asset class. The mutual funds are owned by the shareholders of those funds and not by Delaware. Delaware manages the funds. Accordingly, the mutual fund assets and liabilities, as well as related investment returns, are not reflected in our Consolidated Financial Statements. Instead, Delaware earns fees for providing the management and other services to the funds.

Delaware manages both open-end and closed-end funds. An open-end mutual fund does not have a fixed number of shares and will normally offer as many shares as investors are willing to buy. Investors sell their shares by requesting the fund to redeem them. The open-end funds are available with various pricing structures, such as A-class with a front end sales charge, B-class and C-class with a contingent deferred sales charge as well as R-class and Institutional class, which are sold without a front end or contingent deferred sales charge and are designed for certain retirement plans. A, B, C and R classes are generally subject to Rule 12b-1 fees. A closed-end fund offers a fixed number of shares and is usually sold through a brokerage firm. After the initial offering, shares normally trade on a major stock exchange.

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

The Investment Management segment also offers defined contribution retirement products. The Lincoln DirectorSM (“Director”) is a defined contribution retirement plan solution available to businesses of all sizes, including small- and medium-sized companies. Funded through a Lincoln National Life Insurance Company (“LNL”) group variable annuity contract, the Director product offers participants 53 investment options from 14 fund families. In New York, Lincoln Life & Annuity Company of New York underwrites the annuity contracts. These contracts offer 50 investment options from 14 fund families. Director is offered with fully bundled recordkeeping services, but can also be record-kept by third-party retirement administrators. The Investment Management segment earns advisory fees, investment income and surrender charges from this product.

The Investment Management segment also offers a mutual fund-based retirement product. In 2004, the recordkeeping portion of this business was outsourced to third parties. This transition was completed in October 2004. Delaware also offers its mutual funds directly on an investment only basis to plans and other record-keeping platforms.

Institutional Products and Services

For institutional clients, the Investment Management segment offers Delaware Pooled Trust and institutional separate accounts. Delaware Pooled Trust is a registered investment company which offers a series of mutual funds managed in styles that are similar to institutional separate account offerings and are best suited for smaller to medium-sized institutional investment mandates. Delaware Pooled Trusts’ minimum initial investment is typically $1 million. The funds included in Delaware Pooled Trust are offered without a sales charge directly through Delaware’s institutional marketing and client services group.

The Investment Management segment provides investment advisory services through separately managed accounts to a broad range of institutional clients, such as corporate and public retirement plans, endowments and foundations, nuclear decommissioning trusts, sub-advisory clients and Taft-Hartley plans, among others. Included among sub-advisory clients are mutual funds and other commingled vehicles offered by institutional parties. Most clients utilize individually managed separate accounts, which means clients have the opportunity to customize the management of their portfolio by including or excluding certain types of securities, sectors or segments within a given asset class. Because of their individually managed nature, these separate accounts are best suited for larger investment mandates. Currently, the minimum account size is typically $25 million for U.S. investments. The Investment Management segment also provides investment management services for Lincoln’s general account assets for which it earns advisory revenue.

Distribution

The businesses in the Investment Management segment deliver their broad range of products through multiple distribution channels, enabling them to reach an expanding community of retail and institutional investors. Investment Management distributes retail mutual funds, managed accounts, “529” college savings plans and retirement products through intermediaries, including LFA, which are serviced by the LFD wholesaling distribution network. Delaware Distributors, L.P. is the principal underwriter for the Delaware mutual funds and serves as a liaison between the funds and LFD.

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

Investment performance is a key driver of the Investment Management segment’s ability to attract new sales, retain existing assets and improve net flows. The following table summarizes the performance of institutional and managed accounts relative to their respective benchmarks for the one-, three- and five-year periods ended December 31, 2005.

	One Year	Three Year	Five Year
Number of institutional composites outperforming their
respective benchmarks [1]	7 of 8	5 of 8	6 of 8
Number of managed account styles outperforming their
respective benchmarks [2]	2 of 6	2 of 6	3 of 6

[1]
Represents the 8 largest composites based on assets under management. The returns for these 8 composites are Association for Investment Management and Research (AIMR) compliant and the benchmarks are industry standards.

[2]	Represents Delaware's six managed account styles that have associated benchmarks.

Delaware closely monitors the relative performance of individual funds. Fund performance is compared to a benchmark group of peer funds that have similar investment characteristics and objectives. Performance in various key categories, as reported to Lipper, one of the leading providers of mutual fund research, is used by Delaware in measuring its funds’ performance. The following table summarizes the performance for the 25 largest mutual funds and for all of the mutual funds in the Delaware Investment’s family of funds for the one-, three- and five-year periods ended December 31, 2005.

	One Year	Three Year	Five Year
Number of Funds out of Delaware's top 25 retail mutual funds
in top half of their Lipper category [1]	15 of 25	19 of 25	19 of 25

Number of all retail mutual funds in top half of their Lipper category [1]	32 of 47	36 of 46	36 of 45

[1]	For these purposes, Delaware’s family of funds does not include variable insurance product funds, or mutual funds managed by Delaware for certain of our affiliates or other third parties.

Lincoln UK

Lincoln UK is headquartered in Barnwood, Gloucester, England, and is licensed to do business throughout the United Kingdom (“UK”). Lincoln UK is primarily focused on protecting and enhancing the value of its existing customer base. The segment accepts new deposits on the existing block of business and markets a limited range of new products.

Lincoln UK’s product portfolio principally consists of unit-linked life and pension products, which are similar to U.S. produced variable life and annuity products, where the risk associated with the underlying investments are borne by the policyholders. These products have largely been issued to individuals, and benefits, premium levels and charges can often be varied within limits. Certain policyholders have chosen to contract out of the State Second Pension through a Lincoln personal pension arrangement. Lincoln UK receives rebate premiums from the government for those policyholders, and the vast majority of rebate premiums are usually received between July and November each year. These rebates are reported as deposits and as such only the fees earned by Lincoln UK are reported as revenue. In 2005, the total fees received in respect of these rebates amounted to $3.9 million.

The Lincoln UK segment’s product revenues were as follows. Product revenues include premiums, fees and assessments for Lincoln UK’s products:

Year Ended December 31 (in millions)	2005	2004	2003
Life Products	$141.8	$136.8	$122.0
Pension Products	87.9	121.5	79.6
Other Products	10.0	7.7	6.1
Total	$239.7	$266.0	$207.7

Our subsidiary in the U.K. has its balance sheets and income statements translated at the current spot exchange rate as of the year-end and average spot exchange rate for the year, respectively.

Lincoln UK has an evergreen agreement to outsource its customer service and policy administration functions to Capita Life & Pensions Services Limited, a subsidiary of Capita Group Plc (“Capita”). The purpose of the outsourcing is to reduce the operational risk and variability of future costs associated with administering the business by taking advantage of Capita’s proven expertise in providing outsourcing solutions to a variety of industries including insurance companies. To date, the relationship has provided the segment with results in line with expectations.

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

Revenues from Other Operations were as follows:

(in millions)	2005	2004	2003
LFD (1)	$290.7	$245.2	$140.9
LFA (2)	514.0	383.6	316.9
Deferred Gain Amortization	75.7	87.0	72.3
Other	139.4	136.5	138.2
Total	$1,019.8	$852.3	$668.3

(1)	LFD revenues represent wholesaling allowances paid by our operating segments to LFD.
(2)
For 2003 and 2004, LFA revenues do not include commissions, which were paid directly to its registered representatives, agents and brokers by our operating segments. In 2005, the arrangement was changed so that LFA receives the commission allowance as part of its distribution allowance from the operating segments and distributes directly to its registered representatives, agents and brokers.

As stated above, LFD, with principal operations in Philadelphia, Pennsylvania, is our wholesaling arm, which distributes our life insurance, annuities and investment products to a large number of financial intermediaries. LFD was formed in 2000 to be the single distribution entity for all of our retail products. Through its customer-focused relationships with financial intermediaries, we believe that LFD’s distribution channels give us access to our target markets, while also providing us with market information so that we can tailor our products to the needs of our target markets. At December 31, 2005, LFD consists of approximately 123 internal and 245 external wholesalers compared to 124 internal and 238 external wholesalers at December 31, 2004. Both the internal and external wholesalers are LFD employees. LFD is organized to penetrate multiple distribution channels including the wire/regional, the independent planner, the financial institutions, the managing general agent, and the corporate specialty markets channels.

LFA, with principal operations in Fort Wayne, Indiana, is a retail broker/dealer and financial planning firm that offers a full range of financial and estate planning services. LFA, through its nearly 2,057 agents, brokers and registered representatives in 66 offices, offers our annuities, 401(k) plans, pensions, term, universal and variable universal life insurance and other wealth accumulation and protection products and services. In addition, LFA is structured with an open-architecture system, which means LFA’s planners also offer products from non-LNC companies. During 2005, LFA changed its compensation structure for its planners. During this period, the number of new planners recruited to LFA was down relative to prior years, which is partially a result of LFA focusing more on recruiting experienced planners than it had in prior years.  LFA expects that recruiting trends will improve going forward.

REINSURANCE

We follow the industry practice of reinsuring a portion of our life insurance and annuity risks with unaffiliated reinsurers. In a reinsurance transaction, a reinsurer agrees to indemnify another insurer for part or all of its liability under a policy or policies it has issued for an agreed upon premium. We use reinsurance to protect our insurance subsidiaries against the severity of losses on individual claims and unusually serious occurrences in which a number of claims produce an aggregate extraordinary loss. We also use reinsurance to improve our results by leveraging favorable reinsurance pricing. Although reinsurance does not discharge the insurance subsidiaries from their primary liabilities to their policyholders for losses insured under the insurance policies, it does make the assuming reinsurer liable to the insurance subsidiaries for the reinsured portion of the risk.

We reinsure approximately 85% to 90% of the mortality risk on newly issued life insurance contracts. Our policy is to retain no more than $5.0 million on a single insured life issued on fixed and variable universal life insurance contracts. Additionally, the retention per single insured life for term life insurance and for Corporate Owned Life Insurance (COLI) is $1 million and $2 million, respectively. Beginning in September 2005, we changed our reinsurance program for our primary term products from coinsurance to renewable term and from 90% to 80% on a first dollar quota share basis. In January 2006, we changed this program from 80% first dollar quota share to an excess of retention program.

In a coinsurance program, the reinsurer shares proportionately in all financial terms of the reinsured policies, i.e. premiums, expenses, claims, etc. based on their respective quota share of the risk. In a renewable term program, the reinsurer is paid a renewable term premium to cover the proportionate share of mortality risk assumed by the reinsurer. In a first dollar quota share program, the reinsurer receives a proportionate share of all risks issued based on their respective quota share of the risk. In an excess of retention program, the reinsurer assumes a proportionate share of risks that exceed our per life retention. With respect to annuities, we have previously reinsured a portion of our fixed annuity business, but beginning in 2004, we have retained the full risk on newly issued contracts.

For more information regarding reinsurance see, Note 6 to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K and “Reinsurance” in the MD&A. For risks involving reinsurance, see “Risk Factors” below.

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

We do not use derivatives for speculative purposes. Derivatives are used for hedging purposes and income generation. Hedging strategies are employed for a number of reasons including, but not limited to, hedging certain portions of our exposure to changes in our GMDB/GMWB liabilities, interest rate fluctuations, the widening of bond yield spreads over comparable maturity U.S. Government obligations, and credit, foreign exchange and equity risks. Income generation strategies include credit default swaps through replication synthetic asset transactions (RSATs). These derivatives synthetically create exposure in the general account to corporate debt, similar to investing in the credit markets. Our investment portfolio does not contain any significant concentrations in single issuers. In addition, we do not have a significant concentration of investments in any single industry segment; no single segment comprises more than 10% of invested assets at December 31, 2005.

For additional information on our investments, including carrying values by category, quality ratings and net investment income, see “ Consolidated Investments” in the MD&A, as well as Notes 1 and 4 to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

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

As of February 28, 2006, the financial strength ratings of our principal insurance subsidiaries, as published by the principal rating agencies that rate our securities, or us, are as follows:

	A. M. Best	Fitch	S&P	Moody's
Lincoln National Life Insurance Co.	A+ (2nd of 16)	AA (3rd of 24)	AA- (4th of 21)	Aa3 (4th of 21)
Lincoln Life &Annuity Co. of New York	A+ (2nd of 16)	AA (3rd of 24)	AA- (4th of 21)	A1 (5th of 21)
First Penn-Pacific Life Insurance Co.	A+ (2nd of 16)	AA (3rd of 24)	AA- (4th of 21)	A1 (5th of 21)

All of the ratings above have a stable outlook.

A downgrade of the financial strength rating of one of our principal insurance subsidiaries could affect our competitive position in the insurance industry and make it more difficult for us to market our products as potential customers may select companies with higher financial strength ratings.

Debt Ratings

The long-term credit rating scales of A.M. Best, Fitch Ratings, S&P and Moody’s are characterized as follows:

•	A.M. Best—aaa to d

•	Fitch—AAA to D

•	Moody’s—Aaa to C

•	S&P—AAA to D

As of February 28, 2006, our long-term credit ratings, as published by the principal rating agencies that rate our long-term credit, are as follows:

	A. M. Best	Fitch	S&P	Moody's
LNC	a- (7th of 22)	A (6th of 24)	A- (7th of 22)	A3 (7th of 21)

The short-term credit rating scales of A.M. Best, Fitch Ratings, S&P and Moody’s are characterized as follows:

•	A.M. Best—AMB-1+ to d

•	Fitch—F1 to D

•	Moody’s—P-1 to NP

•	S&P—A-1 to D

As of February 28, 2006, our short-term credit ratings, as published by the principal rating agencies that rate our short-term credit, are as follows:

	A. M. Best	Fitch	S&P	Moody's
LNC	AMB-1 (2nd of 6)	F1 (1st of 6)	A-2 (2nd of 6)	P-2 (2nd of 4)

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

As a result of being an accredited reinsurer in New York, LNL is also an authorized insurer in the state of New York. As such, LNL is subject to the regulatory requirements imposed by New York on authorized insurers. One such requirement is that LNL must report to New York its reserves based on New York reserving regulations, which are generally more conservative than those of Indiana. An example of this is on December 29, 2004, the New York State Insurance Department promulgated, as an emergency measure, amendments to its regulations governing the valuation of life insurance reserves for New York authorized insurers issuing certain life insurance policies. Specifically, the amendments apply to life insurance policies providing secondary guarantees, such as policies with our LPR (as discussed above), that allow those policies to remain in force at the original schedule of benefits, even if the policy’s cash value is depleted, as long as the contractual requirements to maintain the secondary guarantee are satisfied. The amendments apply to policies issued on or after January 1, 2003 through July 1, 2005. We do not currently expect these changes to affect LNL’s ability to continue as an authorized insurer in New York. However, as discussed further below under “—Restrictions on Subsidiaries’ Dividends and Other Payments,” if New York requires us to maintain a higher level of capital to remain an authorized insurer in New York, these requirements may constrain LNL’s ability to pay dividends to us.

State insurance departments in jurisdictions in which our insurance subsidiaries do business conduct periodic examinations of their respective operations and accounts and require the filing of annual and other reports relating to their financial condition. LLANY is currently undergoing a triennial examination by the New York State Insurance Department. State insurance laws and regulations also include numerous provisions governing the marketplace activities of insurers, including provisions governing the form and content of disclosure to consumers, illustrations, advertising, sales practices and complaint handling. State regulatory authorities generally enforce these provisions through periodic market conduct examinations.

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

On October 22, 2004, President Bush signed into law the American Jobs Creation Act of 2004 (“AJCA”). Among its various provisions, the AJCA includes a provision that temporarily suspends current rules that impose an income tax on a stock life insurance company for distributions to its shareholders from its policyholder surplus account. It also reverses the order in which distributions are charged against a company’s various accounts, such that distributions will first be treated as coming from the policyholder surplus account and then the shareholders surplus account. Our dividend activity in 2004 and 2005 was sufficient to eliminate our insurance subsidiaries’ policyholder surplus accounts.

In addition, the AJCA includes provisions affecting non-qualified deferred compensation plans that may make such plans more complicated for employers depending on final tax rules and regulations. Because our COLI products are often used to support such deferred compensation liabilities, the AJCA may constrain sales of our COLI products. COLI legislation has now passed in the Senate and if such legislation is signed into law, it is expected to provide more certainty in the COLI market, and therefore, is not expected to have a detrimental effect on COLI markets in which we participate.

In February 2005, bills were introduced in Congress to provide tax incentives designed to encourage individuals to invest their after-tax income in retirement vehicles, such as annuities, that provide guaranteed lifetime income. Under the proposal, individuals would not pay federal taxes on one-half of the income generated by annuities that make lifetime payments up to an annual limit of $20,000. If this bill is enacted into law, we believe that it would have a favorable impact on our annuity business.

In February 2006, the Bush Administration proposed that many of the temporary rate reductions from EGTRRA and the 2003 Act be made permanent. It continues to propose tax-favored savings initiatives that, if enacted by Congress, could also adversely affect the sale of our annuity, life and tax-qualified retirement products and increase the surrender of such products. However, we expect that the income for life guarantee provided within an annuity and features like our GMWB will continue to be viewed as significant benefits and may offset the adverse effect of these proposals.

In addition, LFA and LFD as well as our variable annuities and variable life insurance products are subject to regulation and supervision by the SEC and the National Association of Securities Dealers (“NASD”). Our Investment Management segment, like other investment management groups, is subject to regulation and supervision by the SEC, NASD, Municipal Securities Rulemaking Board (“MSRB”), the Pennsylvania Department of Banking and jurisdictions of the states, territories and foreign countries in which they are licensed to do business. Lincoln UK is subject to regulation by the Financial Services Authority (“FSA”) in the U.K.

Some of our separate accounts as well as mutual funds that we sponsor, in addition to being registered under the Securities Act of 1933, are registered as investment companies under the Investment Company Act of 1940, and the shares of certain of these entities are qualified for sale in some or all states and the District of Columbia. We also have several subsidiaries that are registered as broker-dealers under the Securities Exchange Act of 1934 (“Exchange Act”) and are subject to federal and state regulation, including but not limited to the NASD’s net capital rules. In addition, we have several subsidiaries that are investment advisors registered under the Investment Advisers Act of 1940. LFA’s agents and our employees, insofar as they are involved in the sale or marketing of products that are securities, are subject to the Exchange Act and to examination requirements and regulation by the SEC, the NASD and state securities commissioners. Regulation also extends to various LNC entities that employ or control those individuals. The SEC and other governmental agencies and self-regulatory organizations, as well as state securities commissions in the United States, have the power to conduct administrative proceedings that can result in censure, fines, the issuance of cease-and-desist orders or suspension, termination or limitation of the activities of the regulated entity or its employees.

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

Insurance Holding Company Regulation

LNC and its insurance subsidiaries are subject to regulation pursuant to the insurance holding company laws of the states of Indiana and New York. These insurance holding company laws generally require an insurance holding company and insurers that are members of such insurance holding company’s system to register with the insurance department authorities, to file with it certain reports disclosing information including their capital structure, ownership, management, financial condition, certain intercompany transactions, including material transfers of assets and intercompany business agreements, and to report material changes in that information. These laws also require that intercompany transactions be fair and reasonable and, under certain circumstances, prior approval of the insurance departments must be received before entering into an intercompany transaction. Further, these laws require that an insurer’s policyholders’ surplus following any dividends or distributions to shareholder affiliates is reasonable in relation to the insurer’s outstanding liabilities and adequate for its financial needs.

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

In addition, our insurance subsidiaries are subject to certain insurance department regulatory restrictions as to the transfer of funds and payment of dividends to the holding company. Under Indiana laws and regulations, our Indiana insurance subsidiaries, including our primary insurance subsidiary, LNL, may pay dividends to LNC only from unassigned surplus, without prior approval of the Indiana Insurance Commissioner (the “Commissioner”), or must receive prior approval of the Commissioner to pay a dividend if such dividend, along with all other dividends paid within the preceding twelve consecutive months, would exceed the statutory limitation. The current statutory limitation is the greater of (i) 10% of the insurer’s policyholders’ surplus, as shown on its last annual statement on file with the Commissioner or (ii) the insurer’s statutory net gain from operations for the previous twelve months, but in no event to exceed statutory unassigned surplus. Indiana law gives Commissioner broad discretion to disapprove requests for dividends in excess of these limits.

Indiana law also provides that following the payment of any dividend, the insurer’s policyholders’ surplus must be reasonable in relation to its outstanding liabilities and adequate for its financial needs, and permits the Indiana Insurance Commissioner to bring an action to rescind a dividend which violates these standards. In the event that the Indiana Insurance Commissioner determines that the policyholders’ surplus of one subsidiary is inadequate, the Commissioner could use his or her broad discretionary authority to seek to require us to apply payments received from another subsidiary for the benefit of that insurance subsidiary. For information regarding dividends paid to us during 2005 from our insurance subsidiaries, see “Review of Consolidated Financial Condition—Sources of Liquidity and Cash Flow” in our MD&A.

As stated above, LNL is also an authorized insurer in the state of New York. As a result, it is also subject to the regulatory requirements that the state of New York imposes upon authorized insurers. These regulations include reserve requirements, which differ from Indiana’s requirements. The New York regulations require LNL to report more reserves to the state of New York. As a result, the level of statutory surplus that LNL reports to New York is less than the statutory surplus reported to Indiana and the National Association of Insurance Commissioners (“NAIC”). If New York requires us to maintain a higher level of capital to remain an authorized insurer in New York, LNL’s ability to pay dividends to LNC could be constrained. However, we do not expect the New York reserve requirements to constrain LNL’s ability to pay dividends during 2006. For further information on the ability of our subsidiaries to pay dividends to us, see “Review of Consolidated Financial Condition—Sources of Liquidity and Cash Flow” in the MD&A.

Lincoln UK’s insurance subsidiaries are regulated by the U.K. FSA and are subject to capital requirements as defined by the U.K. Capital Resources Requirement (formerly the Required Minimum Solvency Margin). Lincoln UK targets maintaining approximately 1.5 to 2.0 times the required capital as prescribed by the regulatory resource requirement. Effective January 1, 2005, all insurance companies operating in the U.K. also have to complete a risk-based capital (“RBC”) assessment to demonstrate to the FSA that they hold sufficient capital to cover their risks. RBC requirements in the U.K. are different than the NAIC requirements. In addition, the FSA imposes certain minimum capital requirements for the combined U.K. subsidiaries. As is the case with regulated insurance companies in the U.S., future changes to regulatory capital requirements could impact the dividend capacity of our U.K. insurance subsidiaries and cash flow to the holding company.

Risk-Based Capital

The NAIC has adopted risk-based capital requirements for life insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks. The requirements provide a means of measuring the minimum amount of statutory surplus appropriate for an insurance company to support its overall business operations based on its size and risk profile. There are five major risks involved in determining the requirements.

Category	Name	Description
Asset Risk - Affiliates	C-0	Risk of assets’ default for certain affiliated investments
Asset Risk - Other	C-1	Risk of assets’ default of principal and interest or fluctuation in fair value
Insurance Risk	C-2	Risk of underestimating liabilities from business already written or inadequately pricing business to be written in the future
Interest Rate Risk, Health Credit Risk and Market Risk	C-3
Risk of losses due to changes in interest rate levels, risk of loss due to changes in market levels associated with variable products with guarantees, and certain health insurers risks not applicable to our operations

Business Risk	C-4	Risk of general business

A company’s risk-based statutory surplus is calculated by applying factors and performing calculations relating to various asset, premium, claim, expense and reserve items. Regulators can then measure adequacy of a company’s statutory surplus by comparing it to the risk-based capital determined by the formula. Under RBC requirements, regulatory compliance is determined by the ratio of a company’s total adjusted capital, as defined by the NAIC, to its company action level of RBC (known as the RBC ratio), also as defined by the NAIC.

Four levels of regulatory attention may be triggered if the RBC ratio is insufficient:

•	“Company action level”—If the RBC ratio is between 75% and 100%, then the insurer must submit a plan to the regulator detailing corrective action it proposes to undertake.

•
“Regulatory action level”—If the RBC ratio is between 50% and 75%, then the insurer must submit a plan, but a regulator may also issue a corrective order requiring the insurer to comply within a specified period.

•
“Authorized control level”—If the RBC ratio is between 35% and 50%, then the regulatory response is the same as at the “Regulatory action level,” but in addition, the regulator may take action to rehabilitate or liquidate the insurer.

•	“Mandatory control level”—If the RBC ratio is less than 35%, then the regulator must rehabilitate or liquidate the insurer.

At December 31, 2005, the RBC ratios of LNL, First Penn and LLANY reported to their respective states of domicile and the NAIC were 437%, 585% and 691%, respectively.

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

The NAIC and the Life and Health Actuarial Task Force adopted in 2005 new requirements for calculating the RBC in connection with variable annuity products with death and living benefit guarantees (C3 Phase 2). The new C3 Phase 2 requirements are effective as of December 31, 2005 and include transition rules where the RBC amount for these products are the sum of 20% multiplied by the C3 Phase 2 calculated amount and 80% multiplied by the previous RBC amount held for these products. The RBC ratios shown above for LNL, First Penn and LLANY include the effect of the C3 Phase 2 calculation where appropriate.

  Under C3 Phase 1 testing, a component of RBC for fixed annuity policies is determined using projections of the business under various interest rate scenarios instead of a prescribed factor. If the business is significant as measured by specific tests required by the NAIC, then the C3 Phase 1 testing is required.   If the business is not significant, then the prescribed factor may be used. The NAIC currently allows companies to elect to perform C3 Phase 1 testing even if not required to perform the calculation.  Companies making the C3 Phase 1 election are required to do the testing in future years and cannot return to the prescribed factor approach. In calculating its 2005 RBC, LNL has elected to perform C3 Phase 1 testing.

EMPLOYEES

As of December 31, 2005, we had a total of 5,259 employees. None of our employees are represented by a labor union, and we are not a party to any collective bargaining agreements. We consider our employee relations to be good.

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

Item 1A.Risk Factors

You should carefully consider the risks described below before investing in our securities. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of these risks actually occur, our business, financial condition and results of operations could be materially affected. In that case, the value of our securities could decline substantially. For additional risks concerning our previously announced merger with Jefferson-Pilot, see Amendment No. 1 to our Form S-4 (Registration No. 333-130226).

Risk Factors in connection with Our Business

Our reserves for future policy benefits and claims related to our current and future business as well as businesses we may acquire in the future may prove to be inadequate.

Our reserves for future policy benefits and claims may prove to be inadequate. We establish and carry, as a liability, reserves based on estimates of how much we will need to pay for future benefits and claims. For our life insurance and annuity products, we calculate these reserves based on many assumptions and estimates, including estimated premiums we will receive over the assumed life of the policy, the timing of the event covered by the insurance policy, the amount of benefits or claims to be paid and the investment returns on the assets we purchase with the premiums we receive. The assumptions and estimates we use in connection with establishing and carrying our reserves are inherently uncertain. Accordingly, we cannot determine with precision the ultimate amounts that we will pay for, or the timing of payment of, actual benefits and claims or whether the assets supporting the policy liabilities will grow to the level we assume prior to payment of benefits or claims. If our actual experience is different from our assumptions or estimates, our reserves may prove to be inadequate in relation to our estimated future benefits and claims. As a result, we would incur a charge to our earnings in the quarter in which we increase our reserves.

Because the equity markets and interest rates impact our profitability, changes in equity markets and interest rates may also negatively affect our business and profitability.

The fee revenue that we earn on equity-based variable annuities, unit-linked accounts, variable universal life insurance policies and investment advisory business, is based upon account values. Because strong equity markets result in higher account values, strong equity markets positively affect our net income through increased fee revenue. In addition, the increased fee revenue resulting from strong equity markets increases the expected gross profits (“EGPs”) from variable insurance products. As a result, the higher EGPs may result in lower net amortized costs related to deferred acquisition costs (“DAC”), deferred sales inducements (“DSI”), the present value of in-force business (“PVIF”), and deferred front-end sales loads (“DFEL”) associated with those products. For more information on DAC, DSI, PVIF and DFEL amortization, see “Critical Accounting Policies” in the MD&A. Finally, the amount of reserves related to the GMDB for variable annuities is tied to the difference between the value of the underlying accounts and the guaranteed death benefit, which is a benefit ratio (present value of total expected GMDB payments over the life of the contract divided by the present value of total expected assessments over the life of the contract). Both the level of expected GMDB payments and expected total assessments used in calculating this benefit ratio are affected by the equity markets. Accordingly, strong equity markets will decrease the amount of GMDB reserves that we must carry.

Conversely, a weakening of the equity markets results in lower fee income and, depending upon the significance of the drop in the equity markets, may result in higher net expenses associated with DAC, DSI, PVIF and DFEL. Both lower fee income and higher net expenses may have a material adverse effect on our results of operations and capital resources. Furthermore, a decrease in the equity markets will increase the net amount at risk under the GMDB benefits we offer as part of our variable annuity products, which has the effect of increasing the amount of GMDB reserves that we must carry. As a result, if such reserves are not reasonable in relation to our expected liabilities for GMDB, it would likely result in an increase in GMDB payments and would result in a decrease in the present value of total expected assessments over the life of the contract. The result would be an increase the level of the GMDB reserves. Such an increase in reserves would result in a charge to our earnings in the quarter in which we increase our reserves to bring them within a reasonable range of our estimated future liabilities related to the GMDB guarantees.

Because the profitability of our fixed annuity and interest-sensitive whole life, universal life and fixed portion of variable universal life insurance business depends in part on interest rate spreads, interest rate fluctuations could negatively affect our profitability. Jefferson-Pilot also offers products the profitability of which depends in part on interest rate spreads. Accordingly, our merger with Jefferson-Pilot may exacerbate this risk.

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

Increases in interest rates may cause increased surrenders and withdrawals of insurance products. In periods of increasing interest rates, policy loans and surrenders and withdrawals of life insurance policies and annuity contracts may increase as policyholders seek to buy products with perceived higher returns. This process may lead to a flow of cash out of our businesses. These outflows may require investment assets to be sold at a time when the prices of those assets are lower because of the increase in market interest rates, which may result in realized investment losses. A sudden demand among consumers to change product types or withdraw funds could lead us to sell assets at a loss to meet the demand for funds. In addition, unanticipated withdrawals and terminations also may require us to accelerate DAC, DSI, PVIF and DFEL amortization. This would increase our current expenses.

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

While mutual funds are not rated, per se, many industry periodicals and services, such as Lipper, provide rankings of mutual fund performance. Under “—Investment Management,” we have disclosed the number of our 25 largest retail mutual funds (based on assets under management), as well as all of our retail mutual funds, that rank in the top half of their Lipper category for the one-, three- and five-year periods ended December 31, 2005. These rankings often have an impact on the decisions of customers regarding which mutual funds to invest in. If the rankings of the mutual funds for which we provide advisory services decrease materially, the funds’ assets may decrease as customers leave for funds with higher performance rankings. Similarly, a loss of our key portfolio managers who manage mutual fund investments could result in poorer fund performance, as well as customers leaving these mutual funds for new mutual funds managed by the portfolio managers. Any loss of fund assets would decrease the advisory fees that we earn from such mutual funds, which are generally tied to the amount of fund assets and performance. This would have an adverse effect on our results of operations.

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

The regulations of the state insurance departments may affect the cost or demand for our products and may impede us from taking actions we might wish to take to increase our profitability. For example, in July 2005, a committee of the NAIC adopted a change to Actuarial Guideline 38 (also known as “AXXX”), the statutory reserve requirements for UL products with secondary guarantees, such as LNL’s LPR product. This proposal was formally adopted by the NAIC in 2005 with an effective date of July 1, 2005.

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

Further, we may be unable to maintain all required licenses and approvals and our business may not fully comply with the wide variety of applicable laws and regulations or the relevant authority’s interpretation of the laws and regulations, which may change from time to time. Also, regulatory authorities have relatively broad discretion to grant, renew or revoke licenses and approvals. If we do not have the requisite licenses and approvals or do not comply with applicable regulatory requirements, the insurance regulatory authorities could preclude or temporarily suspend us from carrying on some or all of our activities or impose substantial fines. Further, insurance regulatory authorities have relatively broad discretion to issue orders of supervision, which permit such authorities to supervise the business and operations of an insurance company. As of December 31, 2005, no state insurance regulatory authority had imposed on us any substantial fines or revoked or suspended any of our licenses to conduct insurance business in any state or issued an order of supervision with respect to our insurance subsidiaries, which would have a material adverse effect on our results of operations or financial condition.

In addition, LFA and LFD as well as our variable annuities and variable life insurance products are subject to regulation and supervision by the SEC and the NASD. Our Investment Management segment, like other investment management groups, is subject to regulation and supervision by the SEC, NASD, MSRB, the Pennsylvania Department of Banking and jurisdictions of the states, territories and foreign countries in which they are licensed to do business. Lincoln UK is subject to regulation by the FSA in the U.K. These laws and regulations generally grant supervisory agencies and self-regulatory organizations broad administrative powers, including the power to limit or restrict the subsidiaries from carrying on their businesses in the event that they fail to comply with such laws and regulations.

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

There continues to be a significant amount of federal and state regulatory activity in the industry relating to numerous issues including, but not limited to, market timing and late trading of mutual fund and variable insurance products and broker-dealer access arrangements. Like others in the industry, we have received inquiries including requests for information and/or subpoenas from various authorities including the SEC, the NASD and the New York Attorney General, as well as notices of potential proceedings from the SEC and NASD. We are in the process of responding to, and in some cases have settled or are in the process of settling, certain of these inquiries and potential proceedings. We continue to cooperate fully with such authorities. In addition, we are, and in the future may be, subject to legal actions in the ordinary course of our insurance and investment management operations, both domestically and internationally. Pending legal actions include proceedings relating to aspects of our businesses and operations that are specific to us, and proceedings that are typical of the businesses in which we operate. Some of these proceedings have been brought on behalf of various alleged classes of complainants. In certain of these matters, the plaintiffs are seeking large and/or indeterminate amounts, including punitive or exemplary damages. Substantial legal liability in these or future legal or regulatory actions could have a material financial effect or cause significant harm to our reputation, which in turn could materially harm our business prospects.

Changes in federal income tax law could make some of our products less attractive to consumers and increase our tax costs.

EGTRRA as well as the 2003 Act contain provisions that will, over time, significantly lower individual tax rates. This will have the effect of reducing the benefits of deferral on the build-up of value of annuities and life insurance products. EGTRRA also includes provisions that will eliminate, over time, the estate, gift and generation-skipping taxes and partially eliminate the step-up in basis rule applicable to property held in a decedent’s estate. Many of these provisions expire in 2008 and 2010, unless extended. The Bush Administration continues to propose that many of the foregoing rate reductions be made permanent, as well as several tax-favored savings initiatives, such as the elimination of the estate tax, that, if enacted by Congress, could also adversely affect the sale of our annuity, life and tax-qualified retirement products and increase the surrender of such products. Although we cannot predict the overall effect on the sales of our products of the tax law changes included in these Acts, some of these changes might hinder our sales and result in the increased surrender of insurance products.

Our risk management policies and procedures may leave us exposed to unidentified or unanticipated risk, which could negatively affect our businesses or result in losses.

We have devoted significant resources to develop our risk management policies and procedures and expect to continue to do so in the future. Nonetheless, our policies and procedures to identify, monitor and manage risks may not be fully effective. Many of our methods of managing risk and exposures are based upon our use of observed historical market behavior or statistics based on historical models. As a result, these methods may not predict future exposures, which could be significantly greater than the historical measures indicate, such as the risk of pandemics causing a large number of deaths. Other risk management methods depend upon the evaluation of information regarding markets, clients, catastrophe occurrence or other matters that is publicly available or otherwise accessible to us, which may not always be accurate, complete, up-to-date or properly evaluated. Management of operational, legal and regulatory risks requires, among other things, policies and procedures to record properly and verify a large number of transactions and events, and these policies and procedures may not be fully effective.

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

We follow the insurance practice of reinsuring with other insurance and reinsurance companies a portion of the risks under the policies written by our insurance subsidiaries (known as ceding). At the end of 2005, we have ceded approximately $256.7 billion of life insurance in-force to reinsurers for reinsurance protection. Although reinsurance does not discharge our subsidiaries from their primary obligation to pay policyholders for losses insured under the policies we issue, reinsurance does make the assuming reinsurer liable to the insurance subsidiaries for the reinsured portion of the risk. As of December 31, 2005, we had $6.9 billion of reinsurance receivables from reinsurers for paid and unpaid losses, for which they are obligated to reimburse us under our reinsurance contracts. Of this amount, $4.1 billion relates to the sale of our reinsurance business to Swiss Re in 2001 through an indemnity reinsurance agreement. During 2004, Swiss Re funded a trust to support this business. The balance in the trust changes as a result of ongoing reinsurance activity and was $1.7 billion at December 31, 2005. In addition, should Swiss Re Life & Health America Inc. (“SRLHA”) financial strength ratings drop below either S&P AA- or AM Best A or their NAIC risk based capital ratio fall below 250%, assets equal to the reserves supporting business reinsured must be placed into a trust according to pre-established asset quality guidelines. Furthermore, approximately $2.0 billion of the Swiss Re treaties are funds-withheld structures where we have a right of offset on assets backing the reinsurance receivables. The balance of the reinsurance is due from a diverse group of reinsurers. The collectibility of reinsurance is largely a function of the solvency of the individual reinsurers. We perform annual credit reviews on our reinsurers, focusing on, among other things, financial capacity, stability, trends and commitment to the reinsurance business. We also require assets in trust, letters of credit or other acceptable collateral to support balances due from reinsurers not authorized to transact business in the applicable jurisdictions. Despite these measures, a reinsurer’s insolvency, inability or unwillingness to make payments under the terms of a reinsurance contract, especially Swiss Re, could have a material adverse effect on our results of operations and financial condition.

Significant adverse mortality experience may result in the loss of, or higher prices for, reinsurance.

We reinsure approximately 85% to 90% of the mortality risk on fully underwritten newly issued life insurance contracts. Our current policy is to retain no more than $5.0 million on a single insured life issued on fixed and variable universal life insurance contracts. Additionally, the retention per single insured life for term life insurance and for Corporate Owned Life Insurance (COLI) is $1 million and $2 million, respectively. Beginning in September 2005, we changed our reinsurance program for our primary term products from coinsurance to renewable term and from 90% to 80% on a first dollar quota share basis. In January 2006, we changed this program from 80% first dollar quota share to an excess of retention program.

In a coinsurance program, the reinsurer shares proportionately in all financial terms of the reinsured policies, i.e. premiums, expenses, claims, etc. based on their respective quota share of the risk. In a renewable term program, the reinsurer is paid a renewable term premium to cover the proportionate share of mortality risk assumed by the reinsurer. In a first dollar quota share program, the reinsurer receives a proportionate share of all risks issued based on their respective quota share of the risk. In an excess of retention program, the reinsurer assumes a proportionate share of risks that exceed our per life retention.

These retention limits are reviewed regularly for continued appropriateness and may be changed in the future. If we were to experience adverse mortality experience, a significant portion of that would be reimbursed by our reinsurers. Prolonged or severe adverse mortality experience could result in increased reinsurance costs and ultimately, reinsurers not willing to offer coverage. If we are unable to maintain our current level of reinsurance or purchase new reinsurance protection in amounts that we consider sufficient, we would either have to be willing to accept an increase in our net exposures or revise our pricing to reflect higher reinsurance premiums. If this were to occur, we may be exposed to reduced profitability and cash flow strain or we may not be able to price new business at competitive rates.

We may be unable to attract and retain sales representatives and other employees, particularly financial advisors.

We compete to attract and retain financial advisors, portfolio managers and other employees, as well as independent distributors of our products. Intense competition exists for persons and independent distributors with demonstrated ability.

We compete with other financial institutions primarily on the basis of our products, compensation, support services and financial position. Sales in our businesses and our results of operations and financial condition could be materially adversely affected if we are unsuccessful in attracting and retaining financial advisors, portfolio managers and other employees, as well as independent distributors of our products. For example, in 2005, we changed the compensation structure for LFA’s financial advisors. Although we believe the new compensation structure will benefit us, our policyholders and our planners, if a significant number of financial advisors terminate their affiliation with us, it could have a negative impact on our sales and ability to retain existing in-force business.   During 2005, the number of new planners recruited to LFA was down relative to prior years, which is partially a result of LFA focusing more on recruiting experienced planners than in it had in prior years.

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

Anti-takeover provisions could delay, deter or prevent our change in control even if the change in control would be beneficial to LNC shareholders.

We are an Indiana corporation subject to Indiana state law. Certain provisions of Indiana law could interfere with or restrict takeover bids or other change in control events affecting us. Also, provisions in our articles of incorporation, bylaws and other agreements to which we are a party could delay, deter or prevent our change in control, even if a change in control would be beneficial to shareholders. In addition, under Indiana law, directors may, in considering the best interests of a corporation, consider the effects of any action on stockholders, employees, suppliers and customers of the corporation and the communities in which offices and other facilities are located, and other factors the directors consider pertinent. One statutory provision prohibits, except under specified circumstances, LNC from engaging in any business combination with any shareholder who owns 10% or more of our common stock (which shareholder, under the statute, would be considered an “interested shareholder”) for a period of five years following the time that such shareholder became an interested shareholder, unless such business combination is approved by the board of directors prior to such person becoming an interested shareholder. In addition, our articles of incorporation contain a provision requiring holders of at least three-fourths of our voting shares then outstanding and entitled to vote at an election of directors, voting together, to approve a transaction with an interested shareholder rather than the simple majority required under Indiana law.

In addition to the anti-takeover provisions of Indiana law, there are other factors that may delay, deter or prevent our change in control. As an insurance holding company, we are regulated as an insurance holding company and are subject to the insurance holding company acts of the states in which our insurance company subsidiaries are domiciled. The insurance holding company acts and regulations restrict the ability of any person to obtain control of an insurance company without prior regulatory approval. Under those statutes and regulations, without such approval (or an exemption), no person may acquire any voting security of a domestic insurance company, or an insurance holding company which controls an insurance company, or merge with such a holding company, if as a result of such transaction such person would “control” the insurance holding company or insurance company. “Control” is generally defined as the direct or indirect power to direct or cause the direction of the management and policies of a person and is presumed to exist if a person directly or indirectly owns or controls 10% or more of the voting securities of another person.

Risk Factors in connection with the Jefferson-Pilot Merger

The announcement and pendency of the merger with Jefferson-Pilot, whether or not the merger is completed, could cause disruptions in our and Jefferson-Pilot’s businesses, which could have an adverse effect on our business and financial results.

Whether or not the merger is completed, the announcement and pendency of the merger could cause disruptions in our and Jefferson-Pilot’s businesses. Specifically:

•
current and prospective employees and agents may experience uncertainty about their future roles with the resulting company, which might adversely affect our and Jefferson-Pilot’s ability to retain key managers and other employees and agents; and

•	the attention of our and Jefferson-Pilot’s management may be directed toward the completion of the merger and not their ongoing businesses.

The merger is subject to certain closing conditions that, if not satisfied or waived, will result in the merger not being completed, which may cause the market price of our common stock to decline.

The merger is subject to customary conditions to closing, including the receipt of required regulatory approvals and approvals of our and Jefferson-Pilot’s shareholders. If any condition to the merger is not satisfied or waived, to the extent permitted by law or stock exchange rule, the merger will not be completed. In addition, we and Jefferson-Pilot may terminate the merger agreement under certain circumstances. If we and Jefferson-Pilot do not complete the merger, the market price of our common stock may fluctuate to the extent that the current market prices of those shares reflect a market assumption that the merger will be completed. Further, whether or not the merger is completed, we will also be obligated to pay certain investment banking, financing, legal and accounting fees and related expenses in connection with the merger, which could negatively impact results of operations when incurred. In addition, neither company would realize any of the expected benefits of having completed the merger. If the merger is not completed, we cannot assure our shareholders that additional risks will not materialize or not materially adversely affect our business, financial results, financial condition and stock prices.

The anticipated benefits of combining Jefferson-Pilot and us may not be realized.

We and Jefferson-Pilot entered into the merger agreement with the expectation that the merger would result in various benefits including, among other things, benefits relating to enhanced revenues, a strengthened market position for the resulting company in its businesses, cross-selling opportunities, cost savings and operating efficiencies. Achieving the anticipated benefits of the merger is subject to a number of uncertainties, including whether we and Jefferson-Pilot are integrated in an efficient and effective manner, and general competitive factors in the marketplace. Failure to achieve these anticipated benefits could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy and could materially impact the resulting company’s business, financial condition and operating results.

We may have difficulty integrating Jefferson-Pilot and may incur substantial costs in connection with the integration.

We may experience material unanticipated difficulties or expenses in connection with integrating Jefferson-Pilot, especially given the relatively large size of the merger. Integrating Jefferson-Pilot with us will be a complex, time-consuming and expensive process. Before the merger, we and Jefferson-Pilot operated independently, each with its own business, products, customers, employees, culture and systems.

We may face substantial difficulties, costs and delays in integrating Jefferson-Pilot. These factors may include:

•	perceived adverse changes in product offerings available to clients or client service standards, whether or not these changes do, in fact, occur;

•	conditions imposed by regulators in connection with their decisions whether to approve the merger;

•	potential charges to earnings resulting from the application of purchase accounting to the transaction;

•	the retention of existing clients, key portfolio managers, sales representatives and wholesalers of each company; and

•	retaining and integrating management and other key employees of the resulting company.

After the merger, we may seek to combine certain operations and functions using common information and communication systems, operating procedures, financial controls and human resource practices, including training, professional development and benefit programs. We may be unsuccessful or delayed in implementing the integration of these systems and processes.

Any one or all of these factors may cause increased operating costs, worse than anticipated financial performance or the loss of clients, employees and agents. Many of these factors are outside our control.

Item 2. Properties

LNC and the various operating businesses own or lease approximately 2.5 million square feet of office space. The governance group for LNC, the Investment Management segment, LFD and LFA lease 0.4 million square feet of office space in Philadelphia, Pennsylvania. The operating units in the Fort Wayne, Indiana area lease 0.8 million square feet. Also, businesses operating in the Chicago, Illinois metro area; Hartford, Connecticut and the United Kingdom own or lease another 0.4 million square feet of office space. An additional 0.9 million square feet of office space is owned or leased in other U.S. cities for branch offices and other operations. As provided in Note 9 to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K, the rental expense on operating leases for office space and equipment totaled $64.6 million for 2005. Office space rent expense accounts for $61.1 million of this total. This discussion regarding properties does not include information on investment properties.

Item 3. Legal Proceedings

LNC and its subsidiaries are involved in various pending or threatened legal proceedings, including purported class actions, arising from the conduct of business. In some instances, these proceedings include claims for unspecified or substantial punitive damages and similar types of relief in addition to amounts for alleged contractual liability or requests for equitable relief. After consultation with legal counsel and a review of available facts, it is management’s opinion that these proceedings ultimately will be resolved without materially affecting the consolidated financial position of LNC. See Note 9 to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for additional information.

Item 4. Submission of Matters to a Vote of Security Holders

During the fourth quarter of 2005, no matters were submitted to security holders for a vote.

Executive Officers of the Registrant
Executive Officers of the Registrant as of March 3, 2006 were as follows:

Name	Age**	Position with LNC and Business Experience During the Past Five Years
Jon A. Boscia	53	Chairman, Chief Executive Officer and Director, LNC (since 2001). President and Director, The Lincoln National Life Insurance Company* (LNL) (1998-2004).

Frederick J. Crawford	42	Senior Vice President and Chief Financial Officer, LNC (since 2004). Vice President and Treasurer, LNC (2001-2004).

Robert W. Dineen	56	Chief Executive Officer and President, Lincoln Financial Advisors* (since 2002). Senior Vice President, Managed Asset Group, Merrill Lynch, a diversified financial services company (2001-2002).

Jude T. Driscoll	42

Chief Executive Officer and President of Lincoln National Investment Company* and Delaware Management Holdings, Inc.* (since 2003). Interim Chief Executive Officer, Delaware Management Holdings, Inc. (2002). Executive Vice President, Head of Fixed Income, Delaware Management Holdings, Inc. (2000-2002).

John H. Gotta	55

President and Director, The Lincoln National Life Insurance Company* (LNL) (since 2004), Chief Executive Officer and Executive Vice President of Life Insurance and Retirement Services, LNL (since 2003). Chief Executive Officer and Executive Vice President of Life Insurance, LNL (2000-2003).

Barbara S. Kowalczyk	54	Senior Vice President, Corporate Planning and Development, LNC (since 1994).

Elizabeth L. Reeves	52

Senior Vice President, Chief Human Resources Officer, LNC (since 2005). Senior Vice President, Human Resources, The ServiceMaster Company, a home services company (2002-2004). Executive Vice President, Human Resources, BCOM 3 Group (now Publicis), a communications company (2000-2002).

Dennis L. Schoff	46	Senior Vice President, LNC and General Counsel (since 2002). Vice President and Deputy General Counsel, LNC (2001-2002). Vice President and Associate General Counsel, LNC (2000-2001).

Michael Tallett-Williams	52	Chief Executive Officer and Managing Director, Lincoln National (UK)* (since 2000). Chief Financial Officer, Lincoln National (UK)* (1995-2000).

Westley V. Thompson	51	Chief Executive Officer and President, Lincoln Financial Distributors* (since 2000). Senior Vice President, Lincoln Life and Annuity Distributors (1998-2002).

* Denotes a subsidiary of LNC.
** Age shown is based on the officer’s age as of March 3, 2006.

Upon the completion of the merger with Jefferson-Pilot, we expect our executive officers will change.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Stock Market and Dividend Information

The dividend on our common stock is declared each quarter by our Board of Directors. In determining dividends, the Board takes into consideration items such as our financial condition, including current and expected earnings, projected cash flows and anticipated financing needs. For potential restrictions on our ability to pay dividends, see “Item 7—MD&A—Review of Consolidated Financial Condition” and Note 9 to the Consolidated Financial Statements. The range of market prices and cash dividends declared by calendar quarter for the past two years are as follows:

Common Stock Data: (per share)	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
2005
High	$49.42	$47.77	$52.42	$54.41
Low	44.36	41.59	46.59	46.94
Dividend Declared	0.365	0.365	0.365	0.380

2004
High	$48.87	$50.38	$47.50	$48.70
Low	39.98	43.26	41.90	40.78
Dividend Declared	0.350	0.350	0.350	0.365

At December 31, 2005, the number of shareholders of record of LNC’s common stock was 9,141.

Exchanges: New York, Chicago and Pacific.

Stock Exchange Symbol: LNC

(b) Not Applicable

(c) Issuer Purchases of Equity Securities

The following table summarizes purchases of equity securities by the issuer during the quarter ended December 31, 2005:

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (3)
10/1/05 - 10/31/05	5,279	$51.20	-	$221.6

11/1/05 - 11/30/05	44,993	50.42	-	$221.6

12/1/05 - 12/31/05	27,168	51.84	-	$221.6

(1)
Of the total number of shares purchased, 61,686 shares were received in connection with the exercise of stock options and related taxes and 15,754 shares were withheld for taxes on the vesting of restricted stock. For the quarter ended December 31, 2005, there were no shares purchased as part of publicly announced plans or programs.

(2)
In August 2002, the Board of Directors of LNC authorized share repurchases of $600 million. In January 2006, our Board of Directors approved a $1.6 billion increase in the share repurchase authorization, bringing the total current authorization to $1.8 billion. There is no termination date in connection with this authorization. The amount and timing of share repurchase depends on key capital ratios, rating agency expectations, the generation of free cash flow and an evaluation of the costs and benefits associated with alternative uses of capital.

(3)	As of the last day of the applicable month.

(d) Information on Securities Authorized for Issuance Under Equity Compensation Plans is in Item 12.

Item 6. Selected Financial Data

	(millions of dollars, except per share data)
Year Ended December 31	2005	2004	2003	2002	2001(1)
Total revenue	$5,487.9	$5,371.3	$5,283.9	$4,635.5	$6,378.0
Income before cumulative effect of accounting changes	831.1	731.5	767.1	48.8	561.2
Cumulative Effect of Accounting Changes	-	(24.5)	(255.2)	-	(15.6)
Net income	$831.1	$707.0	$511.9	$48.8	$545.6
Per Share Data: (2)
Net Income-Diluted	$4.72	$3.95	$2.85	$0.26	$2.85
Net Income-Basic	4.80	4.01	2.89	0.27	2.89
Common stock dividends	1.475	1.415	1.355	1.295	1.235

	(millions of dollars, except per share data)
At December 31	2005	2004	2003	2002	2001
Assets	$124,787.6	$116,219.3	$106,744.9	$93,184.6	$98,041.6
Long-term debt	999.0	1,048.6	1,117.5	1,119.2	861.8
Junior subordinated debentures issued to affiliated trusts	334.0	339.8	341.3	392.7	474.7
Shareholders' equity	6,384.4	6,175.6	5,811.6	5,347.5	5,303.8
Per Share Data: (2)
Shareholders' equity (including accumulated
other comprehensive income)	$36.69	$35.53	$32.56	$30.10	$28.32
Shareholders' equity (excluding accumulated
other comprehensive income)	33.66	30.17	27.69	25.97	27.39
Market value of common stock	53.03	46.68	40.37	31.58	48.57

(1)	LNC sold its reinsurance operations for approximately $2.0 billion in December 2001. Revenues for 2001 included $1.7 billion from the reinsurance operations.

(2)
Per share amounts were affected by the retirement of 2.3 million, 7.6 million, 12.1 million and 11.3 million shares of common stock in 2005, 2004, 2002, and 2001, respectively. In addition, 4.6 million shares of common stock were issued in 2001 related to the settlement of purchase contracts issued in conjunction with FELINE PRIDES financing.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the financial condition of Lincoln National Corporation and its consolidated subsidiaries (“LNC” or the “Company” which also may be referred to as “we” or “us”) as of December 31, 2005, compared with December 31, 2004, and the results of operations of LNC for 2005 and 2004, compared with the immediately preceding year. The balance sheet information presented below is as of December 31 for each respective year. The statement of operations information is for the year ended December 31 for each respective year.

This discussion and analysis should be read in conjunction with our audited Consolidated Financial Statements and Notes thereto presented in Item 8 (“Consolidated Financial Statements”). You should also read our discussion of “Critical Accounting Policies” beginning on page 40 for an explanation of those accounting estimates that we believe are most important to the portrayal of our financial condition and results of operations and that require our most difficult, subjective and complex judgments.

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

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from the results contained in the forward-looking statements. Risks and uncertainties that may cause actual results to vary materially, some of which are described within the forward-looking statements include, among others:

•
Legislative, regulatory or tax changes, both domestic and foreign, that affect the cost of, or demand for, LNC’s products, the required amount of reserves and/or surplus, or otherwise affect our ability to conduct business, including changes to statutory reserves and/or risk-based capital requirements related to secondary guarantees under universal life and variable annuity products such as Actuarial Guideline 38; restrictions on revenue sharing and 12b-1 payments; and the potential for United States Federal tax reform;

•
The initiation of legal or regulatory proceedings against LNC or its subsidiaries and the outcome of any legal or regulatory proceedings, such as: (a) adverse actions related to present or past business practices common in businesses in which LNC and its subsidiaries compete; (b) adverse decisions in significant actions including, but not limited to, actions brought by federal and state authorities, and extra-contractual and class action damage cases; (c) new decisions which change the law; and (d) unexpected trial court rulings;

•
Changes in interest rates and reductions in or continued low interest rates may cause a reduction of investment income, the margins of LNC’s fixed annuity and life insurance businesses and demand for LNC’s products;

•
A decline in the equity markets may cause a reduction in the sales of LNC’s products, a reduction of asset fees that LNC charges on various investment and insurance products, an acceleration of amortization of deferred acquisition costs (“DAC”), present value of in-force (“PVIF”), deferred sales inducements (“DSI”) and deferred front-end loads (“DFEL”) and an increase in liabilities related to guaranteed benefit features of LNC’s variable annuity products;

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

•	Changes in accounting principles generally accepted in the United States (“GAAP”) that may result in unanticipated changes to LNC’s net income;

•
Lowering of one or more of LNC’s credit ratings issued by nationally recognized statistical rating organizations, and the adverse impact such action may have on LNC’s ability to raise capital and on its liquidity and financial condition;

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

•	The adequacy and collectibility of reinsurance that LNC has purchased;

•	Acts of terrorism or war that may adversely affect LNC’s businesses and the cost and availability of reinsurance;

•	Competitive conditions including pricing pressures, new product offerings and the emergence of new competitors, that may affect the level of premiums and fees that LNC can charge for its products;

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

•
In connection with the merger: (1) our shareholders may not approve the issuance of shares in connection with the merger and/or the Jefferson-Pilot shareholders may not approve and adopt the merger agreement and the transactions contemplated by the merger agreement at the special shareholder meetings; (2) we may be unable to obtain regulatory approvals required for the merger, or required regulatory approvals may delay the merger or result in the imposition of conditions that could have a material adverse effect on the combined company or cause us to abandon the merger; (3) we may be unable to complete the merger or completing the merger may be more costly than expected because, among other reasons, conditions to the closing of the merger may not be satisfied; (4) problems may arise with the ability to successfully integrate our and Jefferson-Pilot's businesses, which may result in the combined company not operating as effectively and efficiently as expected; (5) the combined company may not be able to achieve the expected synergies from the merger or it may take longer than expected to achieve those synergies; and (6) the merger may involve unexpected costs or unexpected liabilities, or the effects of purchase accounting may be different from our expectations.

The risks included here are not exhaustive. Other sections of this report, including the “Risk Factors” beginning on page 24 and LNC’s quarterly reports on Form 10-Q, current reports on Form 8-K and other documents filed with the SEC include additional factors which could impact LNC’s business and financial performance. For risks concerning our previously announced merger with Jefferson-Pilot Corporation (“Jefferson-Pilot”), see Amendment No. 1 to our Form S-4 (Registration No. 333-130226) filed with the Securities and Exchange Commission (“SEC”) on February 9, 2006. Moreover, LNC operates in a rapidly changing and competitive environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors.

Further, it is not possible to assess the impact of all risk factors on LNC’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. In addition, LNC disclaims any obligation to update any forward-looking statements to reflect events or circumstances that occur after the date of this report.

INTRODUCTION

LNC is a holding company, which operates multiple insurance and investment management businesses through subsidiary companies. “Lincoln Financial Group” is the marketing name for LNC and its subsidiary companies. Operations are divided into four business segments: 1) Lincoln Retirement, 2) Life Insurance, 3) Investment Management and 4) Lincoln UK. We also have an “Other Operations” category that includes the financial data for the operations of LFA and LFD, our retail and wholesale distributors, and for operations that are not directly related to the business segments, unallocated corporate items (such as corporate investment income, interest expense on corporate debt and expenses not allocated to the business segments), and the amortization of the deferred gain on the sale of our former reinsurance segment.

Executive Summary

We view our business similar to a columned structure. The base of the structure is our employees. Overlaying the base is financial and risk management, which is the cornerstone of our management and business philosophy. Talented employees and strong financial and risk management provide the foundation from which we operate and grow our company. With that as a foundation, there are three pillars that we focus on—product excellence, power of the brand and distribution reach.

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

Within the variable annuity arena, our Lincoln Smart SecuritySM Advantage, with its one and five-year reset feature, experienced significant growth during the year, with elections increasing to 55% of deposits for 2005. In addition, we offer a patented annuity product feature, i4LIFE®, which we introduced a few years ago to meet the needs of baby boomers for retirement income as they enter the retirement phase of their life cycle. The i4LIFE® Advantage product offers a guaranteed minimum income benefit (“GIB”) rider, which can be elected to provide a floor to the amount of income available from the annuity during retirement. In 2005, elections of i4LIFE® were $1.0 billion, an increase of nearly $600 million over 2004. We believe that as the baby-boomer generation reaches retirement age it will present an emerging opportunity for companies like ours that offer products that allow the baby-boomers to better manage their wealth accumulation, retirement income and wealth transfer needs. We believe that this is a long-term opportunity for the industry and us.

In our Life Insurance operation, in 2005, our new variable universal life product with a lapse protection rider, VULONE, made significant gains in the marketplace. We developed this product in response to a major challenge that we face from continued competitive pressures, especially related to life insurance products with secondary guarantees. For products with lapse protection riders, we remain committed to maintaining appropriate risk management and pricing discipline despite the competitive environment. In addition, we are seeking capital market solutions in response to new regulations requiring increases in statutory reserves for these products.

Our mutual fund offerings have had strong performance over the one-, three-, and five-year performance periods, resulting in strong deposits and net flows and adding to the assets under management for both the retail and institutional products lines in our Investment Management segment. Growth in deposits and net flows also benefited from changes during the year in the management of certain asset category offerings. In addition, Lincoln DirectorSM, our defined contribution retirement product, also contributed to the Investment Management segment’s growth in deposits and net flows in 2005.

The second pillar of our business is the power of the brand. We believe that name recognition and brand awareness among financial intermediaries and their clients is a key to our success in the financial services industry. We believe a critical factor in differentiating us from our competition is having the potential decision makers who buy and sell our product recognize our name and brand. In 2005, we spent $31 million to enhance the Lincoln brand.

As the third pillar, distribution is a very important part of our business. Because our products are complex and are generally purchased through broker-dealers and financial advisors, being able to distribute to these marketing channels is one key to success in our industry. During 2005, LFD, our wholesaling distribution arm, increased account penetration and the number of wholesalers. In fact, LFD’s top 25 distribution relationships across its wire/regional, financial planner and banking channels are responsible for approximately 67% of our sales. LFA, our retail distribution arm, had lower sales of proprietary life insurance and annuities, as well as other investment products, during 2005 due to a decrease in the number of planners.

As our businesses and products are complex, so is the manner in which we derive income. We derive our revenues primarily from fees for asset management and mortality and expense charges on variable annuity and variable universal life insurance account values, cost of insurance (“COI”) charges on life insurance products, asset management fees on retail and institutional assets under management, premiums on whole life and term life insurance, and investment income on our general account assets supporting fixed annuity, term life, whole life, universal life and interest-sensitive whole life insurance products. COI charges are assessed on the net amount at risk (“NAR”) for investment-oriented life insurance products. NAR represents the face amount of insurance in force less the reserves to cover death benefits. Deposits and first year premiums in current quarters do not have a significant immediate impact on current period income from operations, but are an important indicator of future profitability.

The profitability of our variable annuity and investment management businesses is dependent upon the level of account values and assets under management from which fees are earned. Changes in account values and assets under management are the result of net flows, the amount of assets deposited with us, net of assets returned to or withdrawn by the account owner, and the effect of changes in the equity markets on the underlying funds. (See the table below for details on deposits, net flows and assets under management for 2005, 2004 and 2003.) Variable annuity account values are calculated on a daily basis with fees earned on those daily balances, rather than end of period values. As a result, point to point changes in equity market indices do not affect variable annuity fee income in the immediate period as much as does the timing of when the changes in the equity markets occurred during the period. Changes in the equity markets also impact the amount of variable annuity payments for guaranteed benefits, such as guaranteed minimum death benefits (“GMDB”), guaranteed minimum withdrawal benefits (“GMWB”) and GIB as well as the amortization of DAC, PVIF, DSI and DFEL.

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

During 2005, we were successful on several fronts, increasing deposits and net flows, improving net income, adding to our product depth and increasing our distribution capability. Further, the equity markets, as represented by the average daily S&P 500 index returned 6.8% for the full year, contributing to the growth in account values from which we collect fees. In addition, the credit markets improved in 2005 resulting in significantly less credit related earnings charges in 2005 relative to 2004.

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

In October 2005, we announced our agreement to merge with Jefferson-Pilot, subject to approval of the shareholders of both companies, regulatory approvals and customary closing conditions. We expect to complete this merger in the second quarter of 2006. Jefferson-Pilot, through its subsidiaries, offers full lines of individual life, annuity and investment products, and group life insurance products, disability income and dental policies, and it operates television and radio stations. We believe that Jefferson-Pilot offers a complementary customer base, distribution platform and product portfolio.

As we look ahead to 2006, the announced merger with Jefferson-Pilot provides us with new opportunities and challenges. We expect to align the combined business to enhance our focus on the employer-sponsored retirement market and will realign our segments to reflect the new management structure for the employer-sponsored and retail markets. A primary goal for 2006 is the timely completion of the merger as well as the subsequent successful integration of the two businesses, while at the same time maintaining our focus on providing quality products and expanding our distribution capabilities.

We expect our major challenges in 2006 to include:

•	The successful integration of the Jefferson-Pilot businesses.

•	The continuation of historically low interest rates, which create a challenge for our products that generate investment margin profits, such as fixed annuities and universal life insurance.

•	The continued, successful expansion of our wholesale distribution businesses.

•	Increased regulatory scrutiny of the life and annuity industry, which may lead to higher product costs and negative perceptions about the industry.

•	Continued focus by the government on tax reform, which may impact our products.

As discussed above, key operational measures of our success are deposits, net flows and assets under management. The table below summarizes these key measures by business segment over the last three years. These operational measures provide information necessary in understanding changes in our revenues and related expenses. Deposits are the result of sales of our products and represent money put into our products each year. Net flows represent the deposits net of withdrawals, payments on death and surrenders. Assets under management include our investment securities as well as those assets belonging to third parties but managed by our businesses. Assets under management also include assets that are sub-advised by third parties.

				Increase/ (Decrease)
(in billions)	2005	2004	2003	2005	2004
Deposits:
Lincoln Retirement	$10.3	$9.0	$6.2	14%	45%
Life Insurance	2.2	2.2	2.3	-	-4%
Investment Management (including both
retail and institutional deposits) (1)
Domestic	28.7	15.6	8.9	84%	75%
London-based International Investment Unit	-	4.7	2.5	-100%	88%
Consolidating Adjustments (2)	(1.2)	(1.0)	(1.0)	20%	-
Total Deposits	$40.0	$30.5	$18.9	31%	61%
Net Flows:
Lincoln Retirement	$2.9	$2.9	$1.0	-	190%
Life Insurance	1.4	1.2	1.4	17%	-14%
Investment Management (including both
retail and institutional net flows) (1)
Domestic	16.0	7.0	2.7	129%	159%
London-based International Investment Unit	-	3.3	1.0	-100%	230%
Consolidating Adjustments (2)	(0.1)	0.1	0.1	NM	-
Total Net Flows	$20.2	$14.5	$6.2	39%	134%

Assets Under Management by Advisor (3)
Investment Management(1):
External Assets	$77.1	$56.0	$62.8	38%	-11%
Insurance-related Assets	44.5	44.0	43.0	1%	2%
Lincoln UK	8.6	8.6	7.7	-	12%
Within Business Units (Policy Loans)	1.9	1.9	1.9	-	-
By Non-LNC Entities	39.7	33.8	25.1	17%	35%
Total Assets Under Management	$171.8	$144.3	$140.5	19%	3%

NM - Not Meaningful
(1)
In September 2004, we completed the sale of our London-based international investment management unit (“DIAL”), which had assets under management of $22.1 billion at the date of sale. For additional information see “Results of Operations—Investment Management.” Assets under management include assets sub-advised for us by unaffiliated parties. Sub-advised assets were $21.9 billion, or approximately 18%, of the Investment Management segment’s assets under management at December 31, 2005, compared to $14.5 billion, or approximately 14%, at December 31, 2004.

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

Recent Developments

On October 9, 2005, we entered into a merger agreement with Jefferson-Pilot, as amended on January 26, 2006, pursuant to which Jefferson-Pilot will merge into one of our wholly owned subsidiaries. Jefferson-Pilot, through its subsidiaries, offers full lines of individual life, annuity and investment products, and group life insurance products, disability income and dental policies, and it operates television and radio stations.

Under the terms of the merger agreement, as amended, Jefferson-Pilot shareholders may choose to receive (i) 1.0906 shares of LNC common stock for each of their shares, (ii) $55.96 in cash for each of their shares or (iii) a combination of LNC common stock and cash. Notwithstanding the election, the aggregate amount of the cash payment to Jefferson-Pilot shareholders will equal $1.8 billion. Accordingly, the election of Jefferson-Pilot shareholders may be subject to a pro-rata adjustment. LNC plans to utilize the existing bridge facility (see below) to finance the cash portion of the purchase price at closing and to permanently finance the cash portion of the purchase price as soon as practicable after closing through a combination of senior and subordinated long-term debt or other securities. The transaction, which is subject to the approval of shareholders of both companies, regulatory approvals and customary closing conditions, is expected to close in the second quarter of 2006. For more information regarding this transaction, see Amendment No. 1 to our Form S-4 (Registration No. 333-130226) filed with the SEC on February 9, 2006.

In October 2005, a purported shareholder class action suit for damages was filed in state court in North Carolina naming Jefferson-Pilot, most of the individual members of its board of directors and LNC as defendants. The complaint alleged that certain defendants had breached their fiduciary duties by entering into the merger agreement. The complaint sought, among other things, unspecified compensatory damages. In January 2006, the plaintiffs filed a motion to voluntarily withdraw the lawsuit, which the court granted without prejudice, subject to the restriction that the plaintiffs receive the court’s permission before filing any other actions asserting the same claims in North Carolina or any other jurisdiction. The voluntary dismissal of this action did not involve a settlement or any compensation being paid or promised to plaintiffs.

In December 2005, we entered into a bridge facility with a group of banks to provide for borrowings of up to $2.3 billion in connection with our merger with Jefferson-Pilot and planned share repurchase, and in February 2006, we entered into a Credit and Letter of Credit Facility with a group of banks to provide for borrowings and issuances of letters of credit up to an aggregate amount of $1 billion. See "Liquidity and Capital Resources - Sources of Liquidity and Cash Flow - Financing Activities" for additional information.

Critical Accounting Policies

Given the nature of our business, our accounting policies require the use of judgments relating to a variety of assumptions and estimates. Because of the inherent uncertainty in the assumptions and estimates underlying these accounting policies under different conditions or assumptions, the amounts reported in our financial statements could be materially different.

Intangible Assets

Accounting for intangible assets requires numerous assumptions, such as estimates of expected future profitability for our operations and our ability to retain existing blocks of life and annuity business in force. Our accounting policies for intangible assets impact all four business segments: Lincoln Retirement, Life Insurance, Investment Management and Lincoln UK.

Deferred Acquisition Costs, Present Value of In-Force, Deferred Sales Inducements and Deferred Front-End Loads

Statement of Financial Accounting Standards (“SFAS”) No. 97, “Accounting by Insurance Companies for Certain Long-Duration Contracts and Realized Gains and Losses on Investment Sales,” requires that acquisition costs for variable annuity contracts, universal and variable universal life insurance policies be amortized over the lives of the contracts in relation to the incidence of estimated gross profits (“EGPs”) derived from the contracts. Acquisition costs are those costs that vary with and are primarily related to new or renewal business. These costs include commissions and other expenses that vary with new business volume. The costs that we defer are recorded as an asset on our balance sheet as DAC for products sold by us or PVIF for books of business acquired by us. In addition, we defer costs associated with DSI and revenues associated with DFEL. DFEL is a balance sheet liability, and when amortized, increases income.

The table below presents the balances by business segment as of December 31, 2005.

(in millions)	Lincoln Retirement	Life Insurance	Investment Management	Lincoln UK	Other Operations	Total
DAC	$1,480.5	$1,970.0	$154.4	$486.3	$1.0	$4,092.2
PVIF	76.0	665.8	-	257.2	-	999.0
DSI	129.4	-	-	-	-	129.4
Total DAC, PVIF and DSI	1,685.9	2,635.8	154.4	743.5	1.0	5,220.6
DFEL	-	360.5	-	363.1	-	723.6
Net DAC, PVIF, DSI and DFEL	$1,685.9	$2,275.3	$154.4	$380.4	$1.0	$4,497.0

Note:
The above table includes DAC and PVIF amortized in accordance with SFAS No. 60, “Accounting and Reporting by Insurance Enterprises.” Under SFAS No. 60, acquisition costs for traditional life insurance products, which include whole life and term life insurance contracts, are amortized over periods of 10 to 30 years on either a straight-line basis or as a level percent of premium of the related policies depending on the block of business. No DAC is being amortized under SFAS No. 60 for fixed and variable payout annuities.

DAC, PVIF, DSI and DFEL will be referred to hereinafter collectively as DAC.

EGPs vary based on policy persistency, mortality, fee income, investment margins, expense margins and realized gains and losses on investments, including assumptions about the expected level of credit-related losses. Each of these sources of profit is, in turn, driven by other factors. For example, assets under management and the spread between earned and credited rates drive investment margins; net amount at risk drives the level of COI charges and reinsurance premiums. The level of separate account assets under management is driven by changes in the financial markets (equity and bond markets, hereafter referred to collectively as “equity markets”) and net flows. Realized gains and losses on investments include amounts resulting from differences in the actual level of impairments from the levels assumed in calculating EGPs.

Because equity market movements have a significant impact on the value of variable annuity and unit-linked accounts, which are contracts written in the U.K. similar to U.S. produced variable life and annuity products, and the fees earned on these accounts, EGPs could increase or decrease with movements in the equity markets. Significant and sustained changes in equity markets could therefore have an impact on DAC amortization for the Lincoln Retirement segment’s variable annuity block of business, the Investment Management segment’s annuity-based 401(k) business and Lincoln UK’s unit-linked business, but have significantly less impact on DAC amortization for the Life Insurance segment because approximately 81% of their account values pertain to interest-sensitive products, such as universal life and interest-sensitive whole life. Our assumption for the long-term annual gross growth rate of the equity markets used in the determination of DAC amortization is 9%, which is reduced by mortality and expense charges (“M&E”) and asset management charges.

On a quarterly basis, we review actual and estimates of future gross profits underlying the DAC amortization model and record a positive or negative retrospective adjustment to the amount expensed (i.e., unlock DAC, PVIF and DSI), or earned (i.e. unlock DFEL). On an annual basis, we review and adjust as necessary our assumptions for prospective amortization of DAC, PVIF, DSI and DFEL. As discussed further below, we completed our 2005 comprehensive review of assumptions during the quarter ended September 30, 2005.

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

Beginning in the fourth quarter of 2004, we enhanced our RTM process to evaluate the carrying value of DAC for our variable annuity, annuity-based 401(k) and unit-linked product blocks of business. We changed our RTM process because we do not believe that random and insignificant short-term fluctuations in equity market returns are reflective of the best estimate of future EGPs. We believe it is larger fluctuations or sustained trends in the equity markets that should change our best estimate of future EGPs for these products. This process is not applied to our life insurance and fixed annuity businesses, as equity market performance does not have a significant impact on these products. Under our enhanced RTM process, on each valuation date, future EGPs are projected using stochastic modeling of a large number of future equity market scenarios in conjunction with best estimates of lapse rates, interest margins and mortality to develop a statistical distribution of the present value of future EGPs for each of the blocks of business. Because future equity market returns are impossible to predict, the underlying premise of this process is that best estimate projections of future EGPs, as required by SFAS No. 97, need not be affected by random short-term and insignificant deviations from expectations in equity market returns. However, long-term or significant deviations from expected equity market returns will require a change to best estimate projections of EGPs and prospective unlocking of DAC. The statistical distribution is designed to identify when the equity market return deviations from expected returns have become significant enough to warrant a change of the future equity return EGP assumption.

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

Notwithstanding these intervals, if a severe decline or advance in equity markets were to occur or should other circumstances, including policyholder activity, suggest that the present value of future EGPs no longer represents our best estimate, we could determine that a revision of the EGPs is necessary. A severe decline or advance in equity markets would involve a sustained change from December 31, 2005 levels.

Our practice is not necessarily to unlock immediately after exceeding the first of the two statistical ranges, but rather if we stay between the first and second statistical range for several quarters, we would likely unlock. Additionally, if we exceed the ranges as a result of a short-term market reaction, such as we saw after the events of September 11, 2001, we would not necessarily unlock. However, if the second statistical range is exceeded for more than one quarter, it is likely that we would unlock. While this approach reduces adjustments to DAC due to short-term equity market fluctuations, significant changes in the equity markets that extend beyond one or two quarters could result in a significant positive or negative unlocking.

Our long-term equity market growth assumption rate is 9%, which is used in the determination of DAC amortization for the variable component of our variable annuity products, as this component is primarily equity related. Under the enhanced RTM methodology, we take into account the market performance on the business that was in force when the enhanced RTM methodology was put in effect using the RTM process previously used. For the Lincoln Retirement business issued in years prior to 2005, the assumed annual variable appreciation rate is 5.11% as of December 31, 2005. It remains 5.11% for the subsequent 33-month period and is then 9% thereafter. The variable appreciation rate is before deducting for our fees. For business issued in 2005, the assumed annual variable appreciation rate and the long-term growth rate are 9%. The actual variable appreciation rate since the date of enhanced RTM implementation has been better than the assumed rate. As a result, we are more likely to unlock DAC from positive variable performance rather than from negative returns from December 31, 2005. Given where our best estimate of EGPs for the Lincoln Retirement segment was positioned in the range at December 31, 2005, if we were to reset the RTM to a 9% long-term gross equity market growth assumption from December 31, 2005, it would result in a cumulative positive DAC unlocking of approximately $114 million pre-tax ($74 million after-tax). To further illustrate the position in the range of our best estimate of EGPs at December 31, 2005 for the Lincoln Retirement segment, an immediate equity market movement of positive 10% would bring us to the first of the two statistical ranges while an immediate movement of positive 30% would bring us to the second of the two ranges for the Lincoln Retirement segment. Subsequent equity market performance that would keep us at or move us beyond the first statistical range would likely result in positive unlocking. Negative equity market performance would have to be significantly greater than the above percentages for us to exceed the lower end of the two statistical ranges.

Goodwill and Other Intangible Assets.

Under SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill and intangible assets with indefinite lives are not amortized, but are subject to impairment tests conducted at least annually. Intangibles that do not have indefinite lives are amortized over their estimated useful lives.

The valuation techniques we use to estimate the fair value of the group of assets comprising the different reporting units varies based on the characteristics of each reporting unit’s business and operations. A market-based valuation technique that focuses on price-to-earnings (“P/E”) multiplier and the segment-level operating income is used for the Lincoln Retirement and Life Insurance reporting units. For the Lincoln UK segment, a discounted cash flow model is utilized to determine the fair value. A valuation technique combining multiples of revenues, earnings before interest, taxes, depreciation and amortization and assets under management is used to assess the goodwill in our Investment Management segment. We use October 1 as the annual review date for impairment. As such, we performed valuation reviews during the fourth quarter of 2005, 2004, and 2003. The results of the tests performed as of October 1, 2005, 2004 and 2003 indicated that we did not have impaired goodwill. The valuation techniques used for the Lincoln UK and the Investment Management segments are consistent with the methods used in previous periods.

Investments

Our primary investments are in fixed maturity securities, including corporate and government bonds, asset and mortgage-backed securities and redeemable preferred stock, and equity securities, mortgage loans and policy loans. All our fixed maturity and equity securities are classified as available-for-sale as defined in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” except for those securities supporting certain reinsurance transactions which are classified as trading securities. Available-for-sale securities are carried at fair value with the difference from amortized cost included in shareholders’ equity as a component of accumulated other comprehensive income. The difference is net of related DAC and amounts that would be credited to policyholders, if realized, and taxes.

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

Factors we consider in determining whether declines in the fair value of fixed maturity securities are other than temporary include 1) the significance of the decline; 2) our ability and intent to retain the investment for a sufficient period of time for it to recover to an amount at least equal to its carrying value; 3) the time period during which there has been a significant decline in value; and 4) fundamental analysis of the liquidity, business prospects and overall financial condition of the issuer. Based upon these factors, securities that have indications of potential impairment are subject to intensive review. Where such analysis results in a conclusion that declines in fair values are other than temporary, the security is written down to fair value. The fixed maturity securities to which these write-downs apply were generally of investment grade at the time of purchase, but were subsequently downgraded by rating agencies to “below-investment grade.” See Note 10 to the Consolidated Financial Statements for a general discussion of the methodologies and assumptions used to determine estimated fair values.

For certain securitized fixed maturity securities with contractual cash flows, including asset-backed securities, we use our best estimate of cash flows for the life of the security to determine whether there is an other-than-temporary impairment of the security as required under Emerging Issues Task Force (“EITF”) Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets,” and we review for other indicators of impairment as required by EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”

Based on our evaluation of securities with an unrealized loss at December 31, 2005, we do not believe that any additional other-than-temporary-impairment losses, other than those already reflected in the financial statements, are necessary at the Balance Sheet date. At December 31, 2005, there were available-for-sale securities with unrealized losses totaling $312.9 million pre-tax, and prior to the impact on DAC.

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

Derivatives

To protect us from a variety of equity market and interest rate risks that are inherent in many of our life insurance and annuity products, we use various derivative instruments. Assessing the effectiveness of these hedging programs and evaluating the carrying values of the related derivatives often involve a variety of assumptions and estimates. We use derivatives to hedge equity market risks, interest rate risk and foreign currency exposures that are embedded in our annuity and life insurance product liabilities or investment portfolios. Derivatives held at December 31, 2005 contain industry standard terms and are entered into with financial institutions with long-standing, superior performance records. Our accounting policies for derivatives and the potential impact on interest spreads in a falling rate environment are discussed in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.” See Note 9 to the Consolidated Financial Statements for additional information on our accounting for derivatives.

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

The reserves reported in our financial statements contained herein are calculated in accordance with GAAP and differ from those specified by the laws of the various states and carried in the statutory financial statements of the life insurance subsidiaries. These differences arise from the use of mortality and morbidity tables, interest, persistency and other assumptions which are believed to be more representative of the expected experience for these policies than those required for statutory accounting purposes and from differences in actuarial reserving methods. For example, in October 2005, the National Association of Insurance Commissioners ("NAIC") adopted a change to Actuarial Guideline 38 (also known as "AXXX"), the statutory reserve requirements for UL products with secondary guarantees, such as Lincoln National Life’s lapse protection rider ("LPR"), which impacts such business written after the effective date of July 1, 2005. There was no impact to GAAP reserves or results of operations as a result of Actuarial Guideline 38.

The assumptions on which reserves are based are intended to represent an estimation of experience for the period that policy benefits are payable. If actual experience is better than or equal to the assumptions, then reserves should be adequate to provide for future benefits and expenses. If experience is worse than the assumptions, additional reserves may be required. This would result in a charge to our net income during the period the increase in reserves occurred. The key experience assumptions include mortality rates, policy persistency and interest rates. We periodically review our experience and update our policy reserves for new issues and reserve for all claims incurred, as we believe appropriate.

Guaranteed Minimum Benefits

We currently offer minimum guarantee features with certain variable annuity products, which include various types of GMDB features, a GMWB feature and a GIB feature. Within the Lincoln Retirement segment, we hold liabilities for the reserves related to these guarantee features. A key assumption affecting the accounting for these guaranteed annuity benefits is the performance of equity markets. Effective January 1, 2004, the accounting for GMDB reserves changed as a result of new guidance affecting the accounting for guaranteed benefits. See Note 2 to the Consolidated Financial Statements for additional information. GMWB benefits are considered to be embedded derivatives under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, resulting in the related liabilities being separated from the host insurance product and recognized at fair value, with changes in fair value reported in earnings.

The Lincoln Retirement segment has a hedging strategy designed to mitigate the risk and income statement volatility caused by changes in the equity markets, interest rates, and volatility associated with the Lincoln Smart SecuritySM Advantage GMWB and our various GMDB features. The hedging strategy is designed such that changes in the value of the hedge contracts move in the opposite direction of changes in the value of the embedded derivative of the GMWB or changes in the reserve for GMDB contracts subject to the hedging strategy. Account balances covered in this hedging program combined with account balances for which there is no death benefit represent approximately 94% of total variable annuity account balances, which excludes the Alliance mutual fund business. Currently, there is no hedging strategy for the GIB feature, as less than 3% of variable annuity account balances are subject to the feature and substantially all of the outstanding contracts are still in the accumulation phase.

The reserves related to the GMDB are based on the application of a benefit ratio to total assessments related to the variable annuity. The level and direction of the change in reserves will vary over time based on the emergence of the benefit ratio (which is based on both historical and projected future level of benefits) and the level of assessments (both historical and projected) associated with the variable annuity. We utilize a delta hedging strategy for variable annuity products with a GMDB feature, which uses futures on U.S.-based equity market indices to hedge against movements in equity markets. Because the GMDB reserves are based upon projected long-term equity market return assumptions, and since the value of the hedging contracts will reflect current capital market conditions, the quarterly changes in values for the GMDB reserves and the hedging contracts may not offset each other on an exact basis. Despite these short-term fluctuations in values, we intend to continue to hedge our long-term GMDB exposure in order to mitigate the risk associated with falling equity markets. During 2004, we expanded our hedging program to cover substantially all exposures for these policies.

We utilize a dynamic hedging strategy for variable annuity products with a GMWB feature, which uses futures on U.S.-based equity indices to hedge against movements in the equity markets, as well as interest rate and equity derivative securities to hedge against changes in reserves associated with changes in interest rates and market implied volatilities. As of December 31, 2005, the notional amounts of the underlying hedge instruments are such that the magnitude of the change in the value of the hedge instruments due to changes in equity markets, interest rates, and implied volatilities is designed to offset the magnitude of the change in the fair value of the GMWB guarantee caused by those same factors. At December 31, 2005, the embedded derivative for GMWB was a liability valued at $5.9 million. Prior to the fourth quarter of 2004, we only hedged against movements in the equity markets, but as a result of strong flows and current and possible future product enhancements, we expanded our hedging program in the fourth quarter of 2004 to cover movements in interest rates and implied volatilities. As part of our current hedging program, policyholder behavior and equity, interest rate, and volatility market conditions are monitored on a daily basis. We rebalance our hedge positions based upon changes in these factors as needed. While we actively manage our hedge positions, our hedge positions may not be totally effective to offset changes in assets and liabilities caused by movements in these factors due to, among other things, differences in timing between when a market exposure changes and corresponding changes to the hedge positions, extreme swings in the equity markets and interest rates, market volatility, policyholder behavior, divergence between the performance of the underlying funds and the hedging indices, divergence between the actual and expected performance of the hedge instruments, or our ability to purchase hedging instruments at prices consistent with our desired risk and return trade-off. See Note 7 to the Consolidated Financial Statements for additional information on our reserves for guaranteed benefits.

Deferred Gain on Sale of the Reinsurance Segment

In 2001, we sold our reinsurance operation to Swiss Re. The transaction involved a series of indemnity reinsurance transactions combined with the sale of certain stock companies that comprised our reinsurance operation. The gain related to the indemnity reinsurance transactions was recorded as deferred gain in the liability section of our Consolidated Balance Sheet in accordance with the requirements of SFAS No. 113, “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts” (“SFAS 113”). The deferred gain is being amortized into income at the rate that earnings on the reinsured business are expected to emerge, over a period of 15 years. In addition, because we have not been relieved of our legal liabilities to the underlying ceding companies with respect to the portion of the business indemnity reinsured by Swiss Re, under SFAS 113 the reserves for the underlying reinsurance contracts as well as a corresponding reinsurance recoverable from Swiss Re will continue to be carried on our Consolidated Balance Sheet during the run-off period of the underlying reinsurance business. This is particularly relevant in the case of the exited personal accident reinsurance lines of business where the underlying reserves are based upon various estimates that are subject to considerable uncertainty.

Because of ongoing uncertainty related to personal accident business, the reserves related to these exited business lines carried on our Consolidated Balance Sheet at December 31, 2005 may ultimately prove to be either excessive or deficient. For instance, in the event that future developments indicate that these reserves should be increased, we would record a current period non-cash charge to record the increase in reserves. Because Swiss Re is responsible for paying the underlying claims to the ceding companies, we would record a corresponding increase in reinsurance recoverable from Swiss Re. However, SFAS 113 does not permit us to take the full benefit in earnings for the recording of the increase in the reinsurance recoverable in the period of the change. Rather, we would increase the deferred gain recognized upon the closing of the indemnity reinsurance transaction with Swiss Re and would report a cumulative amortization “catch-up” adjustment to the deferred gain balance as increased earnings recognized in the period of change. Any amount of additional increase to the deferred gain above the cumulative amortization “catch-up” adjustment must continue to be deferred and will be amortized into income in future periods over the remaining period of expected run-off of the underlying business. No cash would be transferred between Swiss Re and us as a result of these developments.

Pension and Other Postretirement Benefit Plans

Pursuant to the accounting rules for our obligations to employees under our various pension and other postretirement benefit plans, we are required to make a number of assumptions to estimate related liabilities and expenses. We use assumptions for the weighted-average discount rate, expected return on plan assets and a salary increase assumption to estimate pension expense. The discount rate assumptions are determined using an analysis of current market information and the projected benefit flows associated with these plans. The analysis is provided by our pension plan actuaries. The expected long-term rate of return on plan assets is initially established at the beginning of the plan year based on historical and projected future rates of return and is the average rate of earnings expected on the funds invested or to be invested in the plan. The calculation of our accumulated postretirement benefit obligation also uses an assumption of weighted-average annual rate of increase in the per capita cost of covered benefits, which reflects a health care cost trend rate. If we increased the assumed health care cost trend rates by one percentage point each year, the accumulated post-retirement benefits obligation would increase by $8.3 million as of December 31, 2005. For more information on our accounting for employee benefit plans, see Note 8 to the Consolidated Financial Statements.

Equity Market Guidance

With the adoption of our enhanced RTM process in 2004 and the expansion of our hedging strategy as described in “Critical Accounting Policies” above, we expect that in general, short-term fluctuations in the equity markets should not have a significant impact on our quarterly earnings due to unlocking of assumptions for DAC/PVIF/DSI/DFEL. However, there is an impact to earnings from the affects of equity market movements on account values and assets under management and the related fees we earn on those assets. The table below presents our estimate of the annual after-tax impact on fees on account values and assets under management, after the associated DAC amortization, from a 1% change in the equity markets.

Segment	Relevant Measure	Impact per 1% (in millions)
Lincoln Retirement	Average daily change in the S&P 500	$1.3
Investment Management	Composite of Equity Assets*	1.9
Lincoln UK	Average daily change in the FTSE 100	0.3

* The Investment Management segment manages equity assets of varying styles (growth, value, blend, international) and underlying products (mutual funds, institutional accounts, insurance separate accounts, etc.). No single equity benchmark will accurately predict the change in fee revenue for this segment. The annual effect on fees noted above is based on a 1% increase in overall Investment Management equity assets.

The fee income factors represent an expected annual effect. The result of the above factor should be multiplied by 25% to arrive at an estimated quarterly effect. The effect of quarterly equity market changes upon fee revenues will not be fully recognized in the current quarter due to the fact that fee revenues are earned based upon daily variable account values. The difference between the current period average daily variable account values compared to the end of period variable account values impacts fee revenues in subsequent periods. This discussion concerning the estimated effects of ongoing equity market volatility on the fees we earn from account values and assets under management is intended to be illustrative. Actual effects may vary depending on a variety of factors, many of which are outside of our control, such as changing customer behaviors that might result in changes in the mix of our business between variable or fixed annuity contracts, switching between investment alternatives available within variable products, or changes in policy lapse rates. For purposes of this guidance, the change in account values is assumed to correlate with the change in the relevant index. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk—Market Risk Exposures of Financial Instruments—3) Equity Market Exposures—Fee Revenues” of this Form 10-K for additional information of the effect of equity markets on fee revenues.

RESULTS OF CONSOLIDATED OPERATIONS

We present and discuss the results of operations for LNC consolidated, our four business segments and Other Operations on pages 48 through 73. We discuss our consolidated investments on pages 74 through 83. We discuss our consolidated financial condition including liquidity, cash flow and capital resources on pages 85 through 92. We provide quantitative and qualitative disclosures about market risk on pages 93 through 101.

Consolidated Results

				Increase (Decrease)
(in millions)	2005	2004	2003	2005	2004
Insurance premiums	$308.4	$298.9	$281.0	3%	6%
Insurance fees	1,762.2	1,586.3	1,417.5	11%	12%
Investment advisory fees	279.0	252.5	205.0	10%	23%
Net investment income	2,702.3	2,704.1	2,638.5	0%	3%
Amortization of deferred gain	77.0	88.3	75.8	-13%	16%
Other revenues and fees	362.3	364.4	309.7	-1%	18%
Net realized investment gains (losses)	(17.5)	(58.2)	356.4	70%	NM
Gain on sale of subsidiaries/business	14.2	135.0	-	-89%	NM
Total Revenues	5,487.9	5,371.3	5,283.9	2%	2%
Insurance benefits	2,365.6	2,303.6	2,414.4	3%	-5%
Underwriting, acquisition, insurance and other expenses	1,959.0	1,931.5	1,726.8	1%	12%
Interest and debt expenses	88.7	100.5	95.1	-12%	6%
Total Benefits and Expenses	4,413.3	4,335.6	4,236.3	2%	2%
Income before federal income taxes	1,074.6	1,035.7	1,047.6	4%	-1%
Federal income taxes	243.5	304.2	280.5	-20%	9%
Income before cumulative effect of accounting change	831.1	731.5	767.1	14%	-5%
Cumulative effect of accounting change	-	(24.5)	(255.2)	-100%	-90%
Net Income	$831.1	$707.0	$511.9	18%	38%

Items Included in Net Income (after-tax):
Realized loss on investments and derivative instruments	$(14.5)	$(37.5)	$(12.6)
Gain on sale of subsidiaries	9.3	61.9	-
Restructuring charges	(19.1)	(13.9)	(35.0)
Net gain (loss) on reinsurance embedded
derivative/trading securities	3.0	(0.6)	2.7
SFAS No. 113 reserve development, net of related amortization
on business sold through indemnity reinsurance	0.9	0.9	(18.5)
Loss on early retirement of debt	-	(4.1)	(3.7)
Market adjustment for reclassification to trading securities	-	-	241.5
Cumulative effect of accounting change	-	(24.5)	(255.2)

The table below provides a detailed comparison of items included within net realized investment gains (losses) in the table above:

				Increase (Decrease)
(in millions)	2005	2004	2003	2005	2004
Realized gains on investments	$133.7	$140.6	$419.4	-5%	-66%
Realized losses on investments	(94.1)	(123.3)	(423.7)	-24%	-71%
Realized losses on derivative instruments	(1.7)	(15.6)	(3.1)	-89%	NM
Amounts amortized to balance sheet accounts	(50.5)	(48.5)	(1.8)	4%	NM
Market adjustment for trading securities	-	-	371.5	NM	-100%
Market adjustment reinsurance embedded derivative/trading securities	4.7	(1.0)	4.1	NM	NM
Investment expenses	(9.6)	(10.4)	(10.0)	-8%	4%
Net realized investment gains (losses)	$(17.5)	$(58.2)	$356.4	70%	NM
Write-downs for other-than-temporary impairments
included in realized losses on investments above	$(22.1)	$(72.5)	$(273.3)	-70%	-73%

Comparison of 2005 to 2004

Revenues

The increase in insurance fees and investment advisory fees in 2005 primarily reflects growth in deposits and assets under management, and to a lesser extent, the effects of favorable equity market performance. Assets under management increased 19% at December 31, 2005 compared to December 31, 2004 as a result of positive net flows and increases in equity markets. The average level of the equity markets was higher in 2005, compared to 2004, resulting in higher fee income for the Lincoln Retirement segment. Excluding the impact of dividends, the S&P 500 index increased 3.0% and the average daily S&P index increased 6.8% in 2005, compared to 2004.

Net realized investment losses for 2005 declined $40.7 million compared to 2004 due to lower impairment losses. See the “Consolidated Investments” section below for additional information on our investment performance.

Revenues for 2005 include a gain on sale of subsidiaries of $14.2 million pre-tax ($9.3 million after-tax) from an agreement to settle in full the residual contingent payments resulting from the arrangement to outsource Lincoln UK’s policy and administration functions to Capita Life and Pensions Services Limited, a subsidiary of Capita Group Plc (“Capita”). Revenues for 2004 included a gain of $110.8 million pre-tax ($46.1 million after-tax) from the sale of DIAL. See “Investment Management” and “Liquidity and Capital Resources” below, and Note 13 to our Consolidated Financial Statements for additional information. The gain on the sale of subsidiaries for 2004 also included a $10.1 million pre-tax gain on the exercise of a put option arising from the Capita arrangement (see Note 7 to the Consolidated Financial Statements in our 2004 Form 10-K for additional information) and $14.1 million from the sale of LFA’s employee benefits marketing business.

Net investment income for 2005 was level with the same 2004 periods. A decrease in commercial mortgage loan prepayment and bond makewhole premiums of $43.8 million and declining portfolio yields substantially offset the favorable effects of asset growth from net flows.

Expenses

Consolidated expenses increased 2% in 2005 compared to 2004, reflecting higher expenses in the Lincoln Retirement, Life Insurance and Investment Management business segments. The increases resulted primarily from growth in our businesses, partially offset by the effect of spread management through lower crediting rates on interest-sensitive business and movements from fixed to variable annuity products. See “Results of Operations by Segment” below for further discussion by segment.

Consolidated expenses for 2005 included a net reduction of $41.6 million pre-tax for the effect of net positive unlocking resulting from the third quarter 2005 annual comprehensive review of the assumptions underlying the amortization of DAC, PVIF, DSI and DFEL as well as the reserves related to GMDB and the embedded derivative related to GMWB, which compares with a net reduction of $14.8 million pre-tax for 2004. The impact of unlocking varied by segment. The factors impacting the unlocking are discussed further in respective segment discussions below.

Restructuring charges were $29.5 million pre-tax ($19.1 million after-tax) in 2005 compared to $21.4 million pre-tax ($13.9 million after-tax) for 2004, resulting from expense initiatives undertaken by us during 2003 to improve operational efficiencies and costs associated with LFA's 2005 plan to realign its field management and financial planning support areas. See Note 14 to our Consolidated Financial Statements for additional information on restructuring charges.

Federal income tax expense included a benefit of $46.8 million in 2005 compared to $4.4 million in 2004, related to the release of the deferred tax valuation allowance in our Barbados reinsurance company. This reduction is included in Other Operations.

Comparison of 2004 to 2003

Revenues

The increase in insurance fees and investment advisory fees in 2004 primarily reflects the effects of favorable equity market performance, growth in deposits and assets under management. The average level of the equity markets was higher in 2004 compared to 2003 resulting in higher fee income for the Lincoln Retirement segment. Excluding dividends, the S&P 500 index increased 9% and average daily S&P index increased 17% in 2004.

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

Net realized losses on investments were $43.1 million higher in 2004 than 2003, excluding the $371.5 million positive impact of the adoption of FASB Derivative Implementation Group Statement No. 133 Implementation Issue No. B36 (“DIG B36”) in 2003 as discussed in “Accounting Pronouncements—Accounting for Modified Coinsurance” below. Although the improvement in the credit markets in 2004 resulted in less write-downs for other-than-temporary impairments of available-for-sale securities, we also realized less gains from the sale of securities and had a larger negative impact from DAC. Additional details on our investment performance are provided in the “Consolidated Investments” section below.

Revenues from the sale of subsidiaries/businesses in 2004 included pre-tax gains of $110.8 million ($46.1 million after tax) from the sale of DIAL, $14.1 million related to the sale of LFA’s employee benefits marketing business, and $10.1 million from the exercise of a put option arising from the Capita arrangement.

The increase in net investment income in 2004 compared to 2003 included additional commercial mortgage loan prepayment and bond makewhole premiums of approximately $77 million and the receipt of approximately $21.9 million of contingent interest on mortgage loans on real estate previously owned by us. Net investment income during 2003 was affected by declining portfolio yields, which offset the favorable effect of asset growth from net flows.

Expenses

Consolidated expenses for 2004 increased $99.2 million, or 2%, compared to 2003. Expenses were higher in all four business segments. See “Results of Operations by Segment” below for further discussion by segment. The increase resulted from growth in our business partially offset by the effect of spread management through lower crediting rates on interest-sensitive business, movements from fixed to variable annuity products, and a reduction in the level of GMDB benefits. In addition, expenses were higher from the amortization, including unlocking, of DAC, PVIF, DSI and DFEL on a consolidated basis. The impact varied by segment. The factors impacting the unlocking are discussed further in the respective segment discussions below.

Further, in 2003, we recorded charges for reserve increases on the business sold to Swiss Re. Accordingly, 2003 expenses included $32.1 million related to charges required by SFAS 113 on increases in reserves for business sold through indemnity reinsurance to Swiss Re. The accounting for these charges and the effect on our results in the future is more fully described in the “Critical Accounting Policy—Deferred Gain on the Sale of the Reinsurance Segment” section above.

Restructuring charges of $21.4 million pre-tax ($13.9 million after tax) and $53.8 million pre-tax ($35.0 million after-tax) in 2004 and 2003, respectively, were the result of expense initiatives undertaken by us during 2003 to improve operational efficiencies. For additional information on restructuring charges see “Restructuring Activities” below.

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

RESULTS OF OPERATIONS BY SEGMENT

In this MD&A, in addition to providing consolidated net income (loss), we also provide segment operating revenue and income (loss) from operations because we believe they are meaningful measures of revenue and the profit or loss generated by our operating segments. Operating revenue is GAAP revenue excluding realized gains and losses on investments and derivative instruments, gains and losses on reinsurance embedded derivative/trading securities, gains and losses on sale of subsidiaries/businesses and the amortization of deferred gain arising from reserve development on business sold through reinsurance. Income (loss) from operations is GAAP net income (loss) excluding net realized investment gains and losses, losses on early retirement of debt, restructuring charges, reserve development net of related amortization on business sold through reinsurance and cumulative effect of accounting changes. Operating revenue and income (loss) from operations are the financial performance measures used by our management and Board of Directors to evaluate and assess the results of our segments. Accordingly, we report income (loss) from operations by segment in Note 11 to the Consolidated Financial Statements as required by SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” Our management and Board of Directors believe that income (loss) from operations explains the results of our ongoing businesses in a manner that allows for a better understanding of the underlying trends in our current businesses because net realized investment gains and losses, restructuring charges, reserve development net of related amortization on business sold through reinsurance and cumulative effect of accounting changes are unpredictable and not necessarily indicative of current operating fundamentals or future performance of the business segments, and in many instances, decisions regarding these items do not necessarily relate to the operations of the individual segments. Income (loss) from operations does not replace net income (loss) as the GAAP measure of our consolidated results of operations.

Following is a reconciliation of our segment operating revenue and income from operations to our consolidated revenue and net income:

(in millions)	2005	2004	2003
Revenue:
Segment operating revenue:
Lincoln Retirement	$2,258.0	$2,128.0	$1,985.1
Life Insurance	1,993.5	1,952.9	1,906.1
Investment Management (1)	567.8	535.0	474.0
Lincoln UK	318.4	342.2	274.5
Other Operations	1,019.8	852.3	668.3
Consolidating adjustments	(667.7)	(517.2)	(384.0)
Net realized investment results (2)	(3.2)	76.8	356.4
Reserve development net of related amortization on business
sold through reinsurance	1.3	1.3	3.5
Total	$5,487.9	$5,371.3	$5,283.9

Net Income:
Segment operating income:
Lincoln Retirement	$471.5	$414.6	$331.9
Life Insurance	298.9	280.3	264.5
Investment Management	36.0	43.6	34.5
Lincoln UK	43.4	43.5	43.6
Other Operations	1.7	(57.2)	(81.7)
Other Items (3)	(19.1)	(18.0)	(38.8)
Net realized investment results (4)	(2.2)	23.8	231.6
Reserve development net of related amortization on business
sold through reinsurance	0.9	0.9	(18.5)
Income before cumulative effect of accounting change	831.1	731.5	767.1
Cumulative effect of accounting change	-	(24.5)	(255.2)
Net Income	$831.1	$707.0	$511.9

(1)
Revenues for the Investment Management segment include inter-segment revenues for asset management services provided to our other segments. These inter-segment revenues totaled $98.8 million, $105.8 million and $101.2 million for 2005, 2004 and 2003, respectively.

(2)
Includes realized losses on investments of $21.6 million, $45.7 million and $16.7 million for 2005, 2004 and 2003, respectively; realized losses on derivative instruments of $0.5 million, $11.5 million and $2.5 million for 2005, 2004 and 2003, respectively; gain on transfer of securities from available-for-sale to trading of $371.5 million for 2003; gain (loss) on reinsurance embedded derivative/trading securities of $4.7 million, $(1.0) million and $4.1 million in 2005, 2004 and 2003, respectively; and gain on sale of subsidiaries/businesses of $14.2 million and $135.0 million for 2005 and 2004, respectively.

(3)	Includes restructuring charges of $19.1 million, $13.9 million and $35.1 million for 2005, 2004 and 2003, respectively, and loss on the early retirement of subordinated debt of $4.1 million for 2004.
(4)
Includes realized losses on investments of $14.5 million, $30.0 million and $11.0 million for 2005, 2004 and 2003, respectively; realized losses on derivative instruments of $7.5 million and $1.6 million for 2004 and 2003, respectively; gain on transfer of securities from available-for-sale to trading of $241.5 million for 2003; gain (loss) on reinsurance embedded derivative/trading securities of $3.0 million, $(0.6) million and $2.7 million for 2005, 2004 and 2003, respectively; and gain on sale of subsidiaries/businesses of $9.3 million and $61.9 million for 2005 and 2004, respectively.

Lincoln Retirement

				Increase (Decrease)
				Over Prior Year
Operating Summary (in millions)	2005	2004	2003	2005	2004
Operating Revenues:
Insurance premiums	$45.7	$33.0	$21.9	38%	51%
Insurance fees	754.6	605.5	470.8	25%	29%
Net investment income	1,463.9	1,495.9	1,483.7	-2%	1%
Other revenues and fees	(6.2)	(6.4)	8.7	3%	NM
Total Operating Revenues	2,258.0	2,128.0	1,985.1	6%	7%
Operating Expenses:
Insurance benefits	998.1	985.3	1,035.1	1%	-5%
Underwriting, acquisition, insurance and other expenses	636.7	605.2	536.5	5%	13%
Total Operating Expenses	1,634.8	1,590.5	1,571.6	3%	1%
Income before taxes	623.2	537.5	413.5	16%	30%
Federal income taxes	151.7	122.9	81.6	23%	51%
Income from operations	$471.5	$414.6	$331.9	14%	25%

(in billions)	2005	2004	2003
Account Values
Variable Annuities	$47.6	$40.3	$33.9	18%	19%
Fixed Annuities	21.0	21.6	21.2	-3%	2%
Reinsurance Ceded	(2.2)	(2.3)	(2.3)	-4%	-
Total Fixed Annuities	18.8	19.3	18.9	-3%	2%
Total Annuities	66.4	59.6	52.8	11%	13%
Alliance Mutual Funds	3.8	2.9	1.9	31%	53%
Total Annuities and Alliance Mutual Funds	$70.2	$62.5	$54.7	12%	14%

Fixed Portion of Variable Annuities	9.6	9.7	9.8	-1%	-1%

Average Daily Variable Account Values	$42.8	$36.0	$29.0	19%	24%
Average Daily Alliance Mutual Fund Account Values	3.4	2.3	1.4	48%	64%

Income from Operations Variances—Increase (Decrease)

(in millions, after-tax)	2005 to 2004	2004 to 2003
Increase in Income from Operations	$56.9	$82.7

Significant Changes in Segment Income:
Effects of Equity Markets
Fee income	16.7	36.7
DAC/PVIF/DFEL	-	(11.4)
GMDB/GMWB	5.8	(21.1)
Increase in fee income from variable annuity net flows (net of DAC)	29.5	19.0
Increase in average fixed account values	-	2.6
Deferred sales inducements	(4.9)	7.9
Investment margins (including earnings on investment partnerships) (net of DAC)	3.5	25.1
Prospective DAC/PVIF/DFEL unlocking	12.0	19.5
Tax Benefits	-	2.1

Net Flows

				Improvement (Decline)
				Over Prior Year
(in billions)	2005	2004	2003	2005	2004
Variable Portion of Annuity Deposits	$6.296	$5.081	$2.505	24%	103%
Variable Portion of Annuity Withdrawals	(4.299)	(3.796)	(3.180)	-13%	-19%
Variable Portion of Annuity Net Flows	1.997	1.285	(0.675)	55%	290%

Fixed Portion of Variable Annuity Deposits	2.267	2.085	1.710	9%	22%
Fixed Portion of Variable Annuity Withdrawals	(1.257)	(1.108)	(1.140)	-13%	3%
Fixed Portion of Variable Annuity Net Flows	1.010	0.977	0.570	3%	71%

Total Variable Annuity Deposits	8.563	7.166	4.215	19%	70%
Total Variable Annuity Withdrawals	(5.556)	(4.904)	(4.320)	-13%	-14%
Total Variable Annuity Net Flows	3.007	2.262	(0.105)	33%	NM

Fixed Annuity Deposits	0.681	1.026	1.415	-34%	-27%
Fixed Annuity Withdrawals	(1.457)	(1.119)	(0.934)	-30%	-20%
Fixed Annuity Net Flows	(0.776)	(0.093)	0.481	NM	-119%

Total Annuity Deposits	9.244	8.192	5.630	13%	46%
Total Annuity Withdrawals	(7.013)	(6.023)	(5.254)	-16%	-15%
Total Annuity Net Flows	2.231	2.169	0.376	3%	NM

Alliance Mutual Fund Deposits	1.066	0.828	0.614	29%	35%
Alliance Mutual Fund Withdrawals	(0.410)	(0.075)	0.019	NM	NM
Total Alliance Mutual Fund Net Flows	0.656	0.753	0.633	-13%	19%

Total Annuity and Alliance Mutual Funds Deposits	10.310	9.020	6.244	14%	44%
Total Annuity and Alliance Mutual Funds Withdrawals	(7.423)	(6.098)	(5.235)	-22%	-16%
Total Annuity Net Flows	2.887	2.922	1.009	-1%	190%
Incremental Deposits (1)	$10.058	$8.802	$6.086	14%	45%

(1)	Incremental Deposits represent gross deposits reduced by transfers from other Lincoln Annuity products.

Gross Deposits

				Improvement (Decline)
				Over Prior Year
(in billions)	2005	2004	2003	2005	2004
Individual Annuities
Variable	$7.450	$6.056	$3.114	23%	94%
Fixed	0.152	0.493	0.936	-69%	-47%
Total Individual Annuities	7.602	6.549	4.050	16%	62%
Employer-Sponsored Annuities
Variable	1.113	1.104	1.099	1%	0%
Fixed	0.100	0.123	0.126	-19%	-2%
Total Employer-Sponsored Annuities
- excluding Alliance	1.213	1.227	1.225	-1%	0%
Fixed - Alliance	0.429	0.410	0.353	5%	16%
Total	1.642	1.637	1.578	0%	4%
Alliance Mutual Funds	1.066	0.834	0.616	28%	35%
Total Employer-Sponsored Products	2.708	2.471	2.194	10%	13%
Total Annuity and Alliance Deposits
Variable	9.629	7.994	4.829	20%	66%
Fixed	0.681	1.026	1.415	-34%	-27%
Total Annuities and Alliance	$10.310	$9.020	$6.244	14%	44%
Total Alliance Program Deposits	$1.495	$1.244	$0.969	20%	28%

Interest Rate Margins

				Change in Rate Over
				Prior Year (basis points)
	2005	2004	2003	2005	2004
Net investment income yield	6.07%	6.28%	6.41%	(21)	(13)
Interest rate credited to policyholders	3.81%	3.92%	4.25%	(11)	(33)
Interest rate margin	2.26%	2.36%	2.16%	(10)	20
Effect on yield and interest rate margin
Commercial mortgage loan prepayment and bond
makewhole premiums	0.08%	0.20%	0.06%	(12)	14
Contingent interest	0.00%	0.06%	0.00%	(6)	6
Interest rate margin adjusted for above items	2.18%	2.10%	2.10%	8	0

Average Fixed Annuity Account Values (in billions)	$20.4	$20.4	$19.9

Effect on income from operations (after-tax, after DAC)
(in millions)
Commercial mortgage loan prepayment and bond
makewhole premiums	$6.2	$18.0	$8.2
Contingent interest	-	6.5	-
Effect on income from operations	$6.2	$24.5	$8.2

 Comparison of 2005 to 2004

Revenues

Insurance fees increased in 2005 compared to 2004 as a result of increases in average daily variable annuity account values. The increase in account values reflects cumulative positive net flows and improvement in the equity markets between periods. The average S&P 500 Index was 6.8% higher in 2005, compared to 2004. Variable product sales were up 20% for 2005 over 2004 while fixed product sales were down 34% from the same periods in the previous year. Through the fourth quarter of 2005, the Lincoln Retirement segment has experienced 18 consecutive quarters of positive net flows.

New deposits are an important component of our effort to grow the annuity business. Although deposits do not significantly impact current quarter income from operations, they are an important indicator of future profitability. In the past several years, we have concentrated our efforts on both product and distribution breadth. Annuity deposits increased 13% in 2005 compared to 2004, primarily due to growth in individual variable annuity business.

The growth in individual variable annuity deposits was a result of continued strong sales of the Lincoln Smart SecuritySM Advantage feature available in our variable annuity products and expansion of the wholesaling force in LFD during the last year. Variable annuity gross deposits in our Lincoln ChoicePlusSM and American Legacy products were up 25% for 2005 to $7.4 billion, compared to $5.9 billion for 2004.

Individual fixed annuity deposits declined in 2005 compared to 2004 primarily due to the continued low long-term interest rate environment. We approached the fixed annuity marketplace on an opportunistic basis throughout 2004 and 2005, generally offering rates that are consistent with our required spreads. In the current interest rate environment, we expect this trend of lower fixed annuity deposits to continue.

Significant deposit growth in the employer-sponsored business has come through our Alliance program. The Alliance program bundles our fixed annuity products with mutual funds, along with recordkeeping and employee education components. We earn fees for the services we provide to mutual fund accounts and investment margins on fixed annuities of Alliance program accounts. Alliance program deposits were $1.5 billion (including Alliance program fixed annuity deposits) in 2005, up 20% from 2004. The amounts associated with the Alliance mutual fund program are not included in the separate accounts reported in our Consolidated Balance Sheets. Deposits in our traditional annuity products in the employer-sponsored business in 2005 were unchanged compared to 2004.

The other component of net flows is retention of the business. One of the key assumptions in pricing a product is the account persistency, often referred to as the lapse rate. The lapse rate compares the amount of withdrawals to the retained account values. One way to measure a company’s success in retaining assets is to look at the overall level of withdrawals from period to period. Additionally, by comparing actual lapse rates to the rates expected in designing the annuity product, it is possible to gauge the impact of persistency on profitability. Overall lapse rates were 9.1% for 2005 compared to 8.9% for 2004. Overall lapse rates have been more favorable than the level of persistency assumed in product pricing, which is reflected in the favorable prospective DAC unlocking from the third quarter 2005 comprehensive assumption review discussed below. The persistency of the employer-sponsored business tends to be higher than in the individual annuity marketplace as employer-sponsored products involve systematic deposits and are part of an overall employee benefit plan which is generally not subject to the level of exchange activity typically experienced in the individual marketplace.

Net investment income decreased $32.0 million for 2005 compared to 2004. Net investment income for 2005 includes the second quarter receipt of $19.3 million of fees for standby real estate equity commitments. The decline in net investment income in 2005 was due to lower fixed annuity account values and lower investment portfolio rates in 2005, lower commercial mortgage loan prepayment and bond makewhole premiums, and $13.0 million of contingent interest income received in 2004. Net investment income included $16.4 million from commercial mortgage loan prepayment and bond makewhole premiums for 2005 compared to $41.0 million of prepayment premiums for 2004.

When analyzing the impact of net investment income, it is important to understand that a portion of the investment income earned is credited to the policyholders of our fixed annuity products. The interest credited to policyholders is included in the segment’s expenses. Annuity product interest rate margins represent the excess of the yield on earning assets over the average crediting rate. The yield on earning assets is calculated as net investment income on fixed product investment portfolios divided by average earning assets. The average crediting rate is calculated using interest credited on annuity products less bonus credits and excess interest on policies with the dollar cost averaging feature, divided by the average fixed account values net of coinsured account values. Fixed account values reinsured under modified coinsurance agreements are included in account values for this calculation. As a result of crediting rate actions we took in 2003 through 2005, interest credited to policyholder balances decreased for 2005 compared to 2004.

The interest rate margin table above summarizes the effect of changes in the portfolio yield, the rate credited to policyholders, as well as the impact of contingent interest and prepayment premiums on the segment’s results on an after-DAC, after-tax basis. Although the net investment income yield declined year over year, we were able to reduce crediting rates to substantially offset this decrease. The interest rate margin declined to 2.26% for 2005 from 2.36% for 2004. After removing the effects of the contingent interest and prepayment premiums, the interest rate margin improved to 2.18 % for 2005, compared to 2.10% for 2004. We expect a reduction in interest rate margins 2006 of approximately 2 to 3 basis points per quarter. Our expectation includes the assumptions that there is a 50 basis point annual improvement in new money investment rates, that there are no significant changes in net flows in or out of our fixed accounts, or other changes which may cause interest rate margins to differ from our expectation. For information on interest rate margins and the interest rate risk due to falling interest rates, see “Item 7A - Quantitative and Qualitative Disclosures About Market Risk” of this Form 10-K.

 Expenses

Insurance benefits include interest credited to policyholders, which decreased to $819 million in 2005 compared to $836 million in 2004, as a result of actions taken to lower crediting rates commensurate with the reduction in the overall investment yield. See the table above for the interest rate credited to policyholders. Also included in insurance benefits are the costs associated with guaranteed benefits included within variable annuities with the GMDB, GMWB or GIB riders. The effect of changes in net reserve and benefit payments during 2005 attributable to these guaranteed benefits was partially offset by the favorable results of the expanded hedge program implemented during 2004 such that the period over period variances on an after-DAC and after-tax basis was $4.6 million.

In the third quarter of 2005, we completed our annual comprehensive review of the assumptions underlying the prospective amortization of DAC, PVIF and DSI, and the calculations of the GMDB reserves and the embedded derivative related to GMWB. This review resulted in a favorable unlocking adjustment due to continued favorable lapse rates partially offset by mortality. The result of this prospective unlocking was a reduction in expenses of $50.7 million pre-tax ($33.0 million after-tax). The comprehensive review completed during the third quarter of 2005 also resulted in a reduction in amortization expense of approximately $4.5 million pre-tax ($3.0 million after-tax) per quarter.

Our annual comprehensive review of the assumptions underlying the prospective amortization of DAC, PVIF and DSI, and the calculation of the GMDB reserves in 2004 resulted in a favorable unlocking adjustment due to continued favorable contract retention and modeling refinements offset by spread compression. For 2004, the result of this prospective unlocking was a reduction in expenses of $32.3 million pre-tax ($21.0 million after-tax).

At December 31, 2005, Lincoln Retirement’s NAR related to contracts with a GMDB feature was $0.5 billion. The related GAAP and statutory reserves were $14.8 million and $42.9 million, respectively. The comparable amounts at December 31, 2004 were a NAR of $0.8 billion, GAAP reserves of $18.2 million and statutory reserves of $46.4 million. At any point in time, the NAR is the difference between the potential death benefit payable and the total account value, with a floor of zero (when account values exceed the potential death benefit there is no amount at risk). Accordingly, the NAR represents the maximum amount Lincoln Retirement would have to pay if all policyholders died. In evaluating the GMDB exposures that exist within our variable annuity business relative to industry peers, it is important to distinguish between the various types of GMDB features, and other factors such as average account values, average amounts of NAR, and the age of contractholders. The following table and discussion provides this information for our variable annuity business as of December 31, 2005:

	Type of GMDB Feature
	Return of	High Water
	Premium	Mark	Roll-up	No GMDB	Total
Variable Annuity Account Value (billions)	$31.9	$18.8	$0.3	$6.2	$57.2
% of Total Annuity Account Value	55.8%	32.9%	0.5%	10.8%	100.0%
Average Account Value (thousands)	$45.5	$93.0	$119.7	$60.9	$61.0
Average NAR (thousands)	$2.5	$9.0	$12.1	N/A	$5.5
NAR (billions)	$0.1	$0.4	$-	N/A	$0.5
Average Age of Contract Holder	53	63	66	61	56
% of Contract Holders > 70 Years of Age	12.6%	29.5%	37.2%	28.1%	18.2%

We have variable annuity contracts containing GMDBs that have a dollar for dollar withdrawal feature. Under such a feature, withdrawals reduce both current account value and the GMDB amount on a dollar for dollar basis. For contracts containing this dollar for dollar feature, the account holder could withdraw a substantial portion of their account value resulting in a GMDB that is multiples of the current account value. Our exposure to this dollar for dollar risk is somewhat mitigated by the fact that we do not allow for partial 1035 exchanges on non-qualified contracts. To take advantage of the dollar for dollar feature, the contractholder must take constructive receipt of the withdrawal and pay any applicable surrender charges. We report the appropriate amount of the withdrawal that is taxable to the Internal Revenue Service, as well as indicating whether or not tax penalties apply under the premature distribution tax rules. We closely monitor the dollar for dollar withdrawal GMDB exposure and work with key broker dealers that distribute our variable annuity products. The GMDB feature offered on new sales is a pro-rata GMDB feature whereby each dollar of withdrawal reduces the GMDB benefit in proportion to the current GMDB to account value ratio. As of December 31, 2005, there were 778 contracts for which the death benefit to account value ratio was greater than ten to one. The NAR on these contracts was $49 million.

Comparison of 2004 to 2003

Revenues

Insurance fees increased in 2004 compared to 2003 as a result of increases in average daily variable annuity account values, reflecting the increase in net flows and improvement in the equity markets. Variable product sales were up 67% in 2004 over 2003 while fixed product sales were down from the prior year.

Annuity deposits increased significantly in 2004 compared to 2003 with growth in both the individual variable annuity business and variable products within the employer-sponsored business. The growth in individual variable annuity deposits was a result of the introduction of the Lincoln Smart SecuritySM Advantage benefit in June of 2003 and expansion of the wholesaling force in LFD. Variable annuity gross deposits in our Lincoln ChoicePlusSM and American Legacy products were up 100% for 2004 to $5.9 billion, compared to $2.9 billion for 2003, as a result of the addition of the GMWB feature of the Lincoln Smart SecuritySM Advantage benefit.

Individual fixed annuity deposits declined for 2004 compared to 2003 primarily due to the low interest rate environment. Similar to 2005, we approached the fixed annuity marketplace on an opportunistic basis throughout 2003 and into 2004. In our employer-markets business, mutual fund deposits into the Alliance program were $834 million in 2004, an increase of 35% from 2003. Our traditional annuity products showed growth with a 4% increase over the previous year.

Overall lapse rates were 8.9% in 2004 compared to 9.0% in 2003 and were more favorable than the level of persistency expected in product pricing. In addition, as described above, we experienced an increase in deposits within the Alliance program offered within the employer-sponsored marketplace.

Insurance premiums increased $11.1 million in 2004, or 51%, compared to 2003, primarily driven by increases in annuities in the payout phase, mainly in the American Legacy and Single Premium Immediate Annuity products. There was a corresponding increase in the benefit line from the resulting increase in reserves.

Net investment income increased slightly in 2004 compared to 2003. Fixed annuity account values increased during 2004 from net flows and investment income. Although investment rates during 2004 remained at levels below our portfolio rate, the higher account values and income from commercial mortgage loan prepayment and bond makewhole premiums and contingent interest income were the drivers of higher investment income. In 2004, net investment income included $41.0 million from prepayment premium, compared to $17.3 million in 2003. In addition, the segment received $13.0 million of contingent interest income. Excluding these items, investment income declined for 2004 compared to 2003.

Although net investment income declined in 2004 compared to 2003, interest credited to policyholder balances decreased year over year as a result of crediting rate actions we took in 2003 and 2004. The interest rate margin increased to 2.36% for 2004 from 2.16% for 2003. After removing the effects of the contingent interest received in 2004 and prepayment premiums in 2004 and 2003, interest rate margin was level in 2004 compared to 2003 at 2.10%.

Expenses

Insurance benefits include interest credited to policyholders, which decreased to $836 million in 2004 from $867.7 million in 2003 as a result of actions taken by the segment to lower crediting rates commensurate with the reduction in the overall investment yield.

In the third quarter of 2004, we completed our annual comprehensive review of the assumptions underlying the prospective amortization of DAC, PVIF, DSI, and GMDB reserves. This review resulted in a favorable unlocking adjustment due to continued favorable contract retention and modeling refinements offset by spread compression. In 2004, the result of this prospective unlocking was a reduction in expenses of $32.3 million pre-tax ($21.0 million after-tax), compared to a $2.3 million pre-tax ($1.5 million after-tax) reduction in expenses from the comprehensive review completed in 2003.

Included in insurance benefits is DSI net of associated amortization. The amortization methodology used for DSI is the same as that utilized for DAC. The SOP became effective January 1, 2004. Accordingly, the accounting for DSI is different in 2004 than in 2003. As a result, our insurance benefits were $7.9 million lower in 2004 relative to 2003.

Included in the segment’s insurance benefits are the costs associated with guaranteed benefits included within variable annuities with the GMDB or GMWB riders. As discussed above, our reserving for GMDB changed effective January 1, 2004 with our adoption of the SOP. As a result, under the SOP GMDB reserves are not subject to the same period-to-period volatility from changes in the equity markets as was the case under our previous reserving methodology. In addition, during 2004 we expanded our hedging of GMDB reserves and entered into hedges for GMWB. The assumptions we use in computing our GMDB reserves are essentially the same as those used in our DAC amortization methodology. In 2004 and 2003 we unlocked those assumptions on a prospective basis. The decrease in insurance benefits in 2004 compared to 2003 was a result of these actions and the performance of the equity markets in 2004 relative to 2003.

 Outlook

Demographics provide a significant opportunity for growth for our various annuity products. As the baby-boomer generation ages, they are now shifting their focus from accumulating assets for retirement to income-generating products that will also provide stability in their retirement. At the same time, annuity products are being designed to meet these needs. Our continuing efforts in strengthening distribution through increased market share with key accounts will contribute to future growth. However, as account values grow, it becomes more difficult to maintain consistent growth in net flows.

Our i4LIFE® Advantage rider combines a lifetime income guarantee with access to the underlying account value and continued growth potential through investment in the market. To mitigate investor concerns of continued market decline, the optional GIB provides a guarantee to the investor of a minimum income for life. It also provides for a potentially higher payment should an investor's net investment results surpass i4LIFE® Advantage rider assumptions (assumed interest rate). Elections of Lincoln's i4LIFE® Advantage for 2005 were $1.0 billion, an increase of 144% over total elections of $410 million for 2004.

Economic and market conditions and the level of interest rates have been volatile over the past several years. This volatility and uncertainty in the marketplace has impacted fixed and variable annuity sales for both the industry and Lincoln Retirement. Customer behavior has been influenced by these factors as well as by the introduction of new products and product features, including the very popular living benefits products. Lincoln Retirement’s living benefit product, Lincoln Smart SecuritySM Advantage, was introduced in 2003 and has resulted in increased deposits in our variable annuities. While we expect this strong deposit result to continue, history has shown that, because of competitive pressures, new product innovations may have only a relatively short-term impact on market share.

New money rates continue to be at levels below our existing portfolio yield. This will continue to cause pressure on our investment margins. At December 31, 2005, approximately 88%, or $18.6 billion, of our $21.1 billion of fixed annuity account values, including the fixed portion of variable annuity contracts, were at the contractual minimum with another 7% or $1.5 billion within 50 basis points of contractual minimums. Continued low interest rates would lower portfolio earned rates and move more of our crediting rates to the contractual minimum, causing a drop in investment spreads. Conversely, if interest rates were to rise rapidly it could lead to disintermediation risk. Refer to the discussion on investment margin above for the impact of margin compression expected in 2006.

One of our fixed annuity products, the Step Five Fixed Annuity has a sixty-day window period following each five year fixed guarantee period. Crediting rates for each subsequent five-year, fixed guarantee period are set at the beginning of the window period. During the window period, account holders can withdraw their funds without incurring a surrender charge. Account values for this product were $2.8 billion at December 31, 2005, and approximately $1.3 billion and $1.0 billion of account values will enter the window period in 2006 and 2007, respectively. Given the current interest rate environment, we would expect to see our lapse rate increase in 2006 as a portion of these account holders withdraw their funds, but we would not expect the after-DAC, after-tax effect to be significant to the earnings of the Lincoln Retirement segment, helped in part by a 50% coinsurance arrangement on 87% of the account values.

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

Life Insurance

				Increase (Decrease)
				Over Prior Year
Operating Summary (in millions)	2005	2004	2003	2005	2004
Operating Revenues:
Insurance premiums	$198.7	$194.0	$194.9	2%	(0)
Insurance fees	790.2	779.1	772.1	1%	1%
Net investment income	970.7	948.4	911.1	2%	4%
Other revenues and fees	33.9	31.4	28.0	8%	12%
Total Operating Revenues	1,993.5	1,952.9	1,906.1	2%	2%

Operating Expenses:
Insurance benefits	1,090.3	1,061.2	1,095.8	3%	-3%
Underwriting, acquisition, insurance and other expenses	461.6	478.9	424.7	-4%	13%
Total Operating Expenses	1,551.9	1,540.1	1,520.5	1%	1%
Income from operations before taxes	441.6	412.8	385.6	7%	7%
Federal income taxes	142.7	132.5	121.1	8%	9%
Income from operations	$298.9	$280.3	$264.5	7%	6%

Income from Operations Variances—Increase (Decrease)

(in millions, after-tax)	2005 to 2004	2004 to 2003
Increase in Income from Operations	$18.6	$15.8

Significant Changes in Income from Operations:
Effects of equity markets-DAC/PVIF/DFEL	(0.6)	(1.8)
Prospective DAC/PVIF/DFEL unlocking	18.3	4.4
DAC amortization	(6.1)	(8.2)
Mortality (after-DAC)	5.8	(1.2)
Investment margins (including earnings on investment partnerships)	5.0	22.0

				Increase (Decrease)
				Over Prior Year
	2005	2004	2003	2005	2004
First Year Premiums-by Product (in millions)
Universal Life ("UL")
Excluding MoneyGuard®	$438.4	$401.1	$417.0	9%	-4%
MoneyGuard®	226.0	244.5	224.6	-8%	9%
Total Universal Life	664.4	645.6	641.6	3%	1%
Variable Universal Life ("VUL")	106.6	84.8	79.4	26%	7%
Whole Life	40.7	41.2	34.4	-1%	20%
Term	33.7	41.0	40.2	-18%	2%
Total Retail	845.4	812.6	795.6	4%	2%
Corporate Owned Life Insurance ("COLI")	70.5	73.6	125.7	-4%	-41%
Total First Year Premiums	$915.9	$886.2	$921.3	3%	-4%

Net Flows (in billions)
Deposits	$2.240	$2.243	$2.259	0%	-1%
Withdrawals & Deaths	(0.884)	(0.996)	(0.882)	-11%	13%
Net Flows	$1.356	$1.247	$1.377	9%	-9%
Policyholder Assessments	$(1.182)	$(1.096)	$(1.053)	8%	4%

				Increase (Decrease)
(in billions)	2005	2004	2003	2005	2004
Account Values
UL	$10.3	$9.6	$9.0	7%	7%
VUL	2.9	2.5	2.2	16%	14%
Interest-Sensitive Whole Life ("ISWL")	2.2	2.2	2.2	-	-
Total Life Insurance Account Values	$15.4	$14.3	$13.4	8%	7%

In Force-Face Amount
UL and Other*	$136.4	$132.1	$129.6	3%	2%
Term Insurance	188.0	172.4	151.7	9%	14%
Total In-Force	$324.4	$304.5	$281.3	7%	8%

Net Amount at Risk ("NAR")
UL and Other	$118.8	$115.3	$113.7	3%	1%
Term Insurance	186.9	171.7	151.2	9%	14%
Total Net Amount at Risk	$305.7	$287.0	$264.9	7%	8%

* Includes COLI of	7.7	7.1	6.7	8%	6%

Interest Rate Margins

				Change in Rate Over Prior
				Year Increase (Decrease)
	2005	2004	2003	2005	2004
				Basis points
Interest Sensitive Products
Net investment income yield	6.32%	6.67%	6.97%	(35)	(30)
Interest rate credited to policyholders	4.69%	4.85%	5.36%	(16)	(51)
Interest rate margin	1.63%	1.82%	1.61%	(19)	21
Effect on Yield and Interest Rate Margin
Commercial mortgage loan prepayment and bond makewhole premiums	0.07%	0.20%	0.03%	(13)	17
Contingent interest	0.00%	0.07%	0.00%	(7)	7
Interest rate margin, excluding the above items	1.56%	1.55%	1.58%	1	(3)

Effect on Income from Operations (After-tax, after DAC) (in millions)
Commercial mortgage loan prepayment and bond makewhole premiums	2.7	7.7	1.4
Contingent interest	-	2.1	-
Effect on income from operations	$2.7	$9.8	$1.4

Traditional Products
Net investment income yield	6.43%	6.90%	6.99%	(47)	(9)
Effect on Yield
Commercial mortgage loan prepayment and bond makewhole premiums	0.06%	0.19%	0.06%	(13)	13
Contingent interest	0.00%	0.17%	0.00%	(17)	17
Net investment income yield after adjusted for above items	6.37%	6.54%	6.93%	(17)	(39)
Effect on Income from Operations (After-tax) (in millions)
Commercial mortgage loan prepayment and bond makewhole premiums	$0.5	$1.7	$0.5
Contingent interest	-	1.6	-
Effect on income from operations	$0.5	$3.3	$0.5

Comparison of 2005 to 2004

Revenues, First Year Premium, In-force and Net Amount at Risk

Revenues increased modestly in 2005 compared to 2004, primarily due to higher net investment income, which is explained below. Insurance fees include surrender charges, mortality assessments and expense assessments. Mortality assessments increased $14.8 million, or 3%, for 2005, which is in line with the growth in UL and Other face amount in-force, and NAR (Other includes VUL, whole life, ISWL and COLI; UL and Other products are referred to as permanent products). Mortality assessments are comprised of COI’s charged to policyholders in relation to the NAR less the cost of reinsurance premiums that we pay for reinsurance coverage. In recent years, we have reinsured a larger percentage of the mortality risk on our business than in the past. As older business with a lower percentage of reinsurance has run off, this has had the effect of slowing the growth of revenues from net mortality assessments. Partially offsetting the increase in mortality assessments were lower revenues for surrender charges due to favorable persistency. The improved persistency results in higher business in force, which should positively affect future revenues.

The increase in life insurance in-force and NAR has been driven primarily by the growth in term life insurance. It is important to view the in-force and NAR growth separately for term products versus UL and other permanent products, as term products by design have a lower profitability to face amount relationship than do permanent life insurance products. Insurance premium revenue relates to whole life and term life insurance products. Term and whole life insurance products have insurance fees and COIs generated from the NAR. These are components of the change in policy reserves on these products, and are reflected in insurance benefits. Insurance premiums increased 2% in 2005 compared to 2004. Insurance premiums for term insurance increased 24% for 2005 compared to 2004, while insurance premiums for whole life decreased 6% in 2005 compared to 2004. For term insurance, gross premiums grew 9% from continued growth in the book of business. Also contributing to the growth in net term insurance premiums was a 5% reduction in premiums paid for reinsurance coverage in 2005 compared to 2004, primarily resulting from restructuring our reinsurance program in September 2005. Under the restructured program, we reduced the percentage of each new term policy reinsured and moved from coinsurance to renewable term reinsurance.

First year premiums are not part of revenues (other than for term products) and do not have a significant impact on current quarter income from operations, but are indicative of future profitability. Total first year premiums for 2005 increased 3% compared to 2004, due to UL and VUL increases of $18.8 million and $21.8 million (3% and 26%), respectively, compared to 2004. The equity market turnaround and the fourth quarter 2004 introduction of the VULONE product were the primary drivers of the VUL increases. The segment introduced a new UL product during the third quarter of 2004, which generated sales of approximately $187.8 million for 2005.

Net investment income for 2005 included $10.9 million pre-tax from commercial mortgage loan prepayment and bond makewhole premiums compared to $25.0 million for 2004. Net investment income in 2005 included $5.7 million pre-tax from the second quarter receipt of fees from standby real estate equity commitments and 2004 included $8.9 million pre-tax of contingent interest income ($6.5 million in the interest sensitive lines and $2.4 million for traditional non-dividend participating (“Non-par”) products). Absent these items, interest rate margins for the Life Insurance segment’s interest sensitive products improved in 2005 compared to 2004, while those of traditional products declined.

Interest sensitive products include UL and ISWL and provide for interest to be credited to policyholder accounts. The difference between what we credit to policyholder accounts and interest income we earn on interest sensitive assets is interest rate margin. Traditional non- par products include term and whole life insurance with interest income used to build the policy reserves. At December 31, 2005, interest-sensitive products represented approximately 89% of total interest sensitive and traditional Non-par earning assets, up slightly from 2004. At December 31, 2005, 42% of the interest sensitive account values have crediting rates at contract guaranteed levels and 53% have crediting rates within 50 basis points of contractual guarantees. We expect a slight reduction of approximately one to two basis points per quarter in interest rate margins in the subsequent quarters for the Life Insurance segment. This assumes a 50 basis point annual improvement in new money investment rates and no significant changes in net flows in or out of our fixed accounts or other changes that may cause interest rate margins to differ from our expectation. For information on interest rate margins and the interest rate risk due to falling interest rates, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in this Form 10-K.

Expenses

Insurance benefits include interest credited to policyholders of $590.2 million in 2005 compared to $579.7 million in 2004. Actions taken by the segment to lower crediting rates commensurate with the reduction in the overall investment yield in 2004 and 2005 partially offset the effects of growth in the book of business. See the table above for the interest rate credited to policyholders.

During the third quarter of 2005, we conducted our annual comprehensive review of the assumptions underlying the amortization of DAC, PVIF and DFEL. We reviewed the various assumptions including investment rate margins, mortality and retention. As a result of this comprehensive review, in 2005, the Life Insurance segment had DAC/PVIF/DFEL net prospective positive unlocking adjustment of $4.5 million pre-tax ($2.9 million after-tax), primarily reflecting improved mortality assumptions, partially offset by less favorable retention and interest rate assumptions. The comprehensive review during 2005 also resulted in a decrease in the on-going amortization expense of approximately $1.1 million pre-tax ($0.7 million after-tax) per quarter beginning in the fourth quarter of 2005.

For 2004, this segment had negative prospective DAC unlocking of $23.7 million pre-tax ($15.4 million after-tax), resulting primarily from a reduction in the assumption of future investment yields. The comprehensive review during the third quarter of 2004 also resulted in an increase in the on-going amortization expense of approximately $3 million pre-tax ($2 million after-tax) per quarter beginning in the fourth quarter of 2004.

UL and VUL products with secondary guarantees represented approximately 23% of permanent life insurance in-force at December 31, 2005 and approximately 81% of first year premiums for these products. In July 2005, a committee of the NAIC adopted a change to Actuarial Guideline 38 (also known as “AXXX”), the statutory reserve requirements for UL products with secondary guarantees, such as Lincoln National Life’s lapse protection rider (“LPR”). This proposal was formally adopted by the NAIC in October 2005 with an effective date of July 1, 2005.

The proposal does not affect business written prior to the effective date of July 1, 2005. Application of this guideline to sales of UL products with secondary guarantees subsequent to July 1 resulted in an increase to statutory reserves of approximately $90 million, which reduced statutory surplus by approximately $65 million at December 31, 2005. There was no impact to GAAP reserves. We continue to evaluate potential modifications to our universal life products with secondary guarantees that may be made in response to the revised regulation. Although the impact of this proposal on future sales of guaranteed no-lapse UL cannot be predicted, it may result in a price increase for such products.

Comparison of 2004 to 2003

Revenues, First Year Premium, In-force and Net Amount at Risk

Revenues were up $46.8 million, or 2%, in 2004 compared to 2003, primarily due to an increase in net investment income of $37.3 million. Revenues from insurance fees increased 1%. This increase in insurance fees was in line with the lack of growth in UL and Other face amount in-force, and NAR. The increase in life insurance in-force and NAR was driven by the growth in term life insurance. Total first year premiums for 2004 declined from 2003, primarily due to a decrease of $52.1 million, or 41%, in the COLI business. First year premiums in 2003 included the results of a large COLI case with first year premiums of $33.2 million. First year premium in the retail business was up $17.0 million, or 2%. The increase in retail was driven by sales of MoneyGuard®. Due to the equity market turnaround and the introduction of a new product, first year premiums for VUL were up slightly in 2004 compared to 2003. UL accounted for 88% of total retail UL/VUL sales in 2004, consistent with 2003. The decline in first year premiums for UL, excluding MoneyGuard®, in 2004 was due to increased competition.

Net investment income for the Life Insurance segment for 2004 included $25.0 million from prepayment premiums and $8.9 million of contingent interest income. Interest rate margins for the Life Insurance segment improved in 2004, compared to 2003.

Expenses

Insurance benefits include interest credited to policyholders, which decreased to $579.7 million in 2004, compared to $598.2 million in 2003, as a result of actions taken by the segment to lower crediting rates commensurate with the reduction in the overall investment yield. As stated above, our comprehensive review of DAC/PVIF/DFEL in 2004 resulted in negative unlocking of $23.7 million pre-tax ($15.4 million after-tax). In 2003, the segment also experienced negative prospective DAC unlocking of $30.5 million pre-tax ($19.8 million after-tax), resulting primarily from revised assumptions regarding face amount reductions and reinsurance premiums. The 2003 change in assumptions resulted in lower future EGPs, leading to the increased DAC amortization expense in 2004.

Outlook

In 2005, we experienced significant competitive pressures on our products. Although our new UL product introduced in late 2004 improved our first year premium growth, we experienced significant competition with our MoneyGuard® product, and we expect to continue to see strong competition in 2006, especially with respect to products with secondary guarantees. As a result of the strong growth in VUL sales in 2005, driven by increasing acceptance of the VULONE product by the marketplace, we expect to see continued solid growth. As we have a large block of in-force business with lapse rates averaging 6 to 8% on the mature blocks, sales at levels consistent with recent experience are not expected to result in significant growth of the overall business in-force. We expect this will constrain growth in our insurance fees. However, we do expect overall first-year premiums and revenues to grow in 2006 and in the long-term. Continued strength in the equity and credit markets, as well as the diversity of our products and strong distribution, provide a favorable environment for increasing our first year premiums.

New money rates continue to be at levels below our existing portfolio yield, which will continue to cause pressure on our investment margins. At December 31, 2005, approximately $5.2 billion, or 42%, of our $12.5 billion of UL and interest-sensitive whole life insurance account values were at contractual minimums with another $6.6 billion, or 53%, within 50 basis points of contractual minimums. Refer to the discussion on investment margin above for the impact of margin compression expected in 2006.

As discussed above, we changed our reinsurance program in September 2005 for new term life policies and made further changes to the program in January 2006, as discussed later in Reinsurance. These changes reduce reinsurance premiums and reduce the amount of losses we recover from reinsurers on any one loss. While we expect the reduction in reinsurance costs to benefit results going forward, we could experience more volatility in earnings from mortality losses.

As discussed above and described in “Part I—Item 1—Business—Regulatory Matters,” the NAIC implemented changes in 2005 to statutory reserving requirements for life insurance companies related to universal life products with secondary guarantees, such as LPR. UL policies with lapse protection riders amount to approximately $30.9 billion of our in-force face amount. Although potential changes are still being reviewed, any change that would have the effect of increasing statutory reserves could affect product design and pricing, and as such could impact the availability and profitability of these products.

For additional factors that could cause actual results to differ materially from those set forth in this outlook section, see “Part I—Item 1—Risk Factors” and “Forward-looking Statements—Cautionary Language” above.

Investment Management
				Increase (Decrease)
				Over Prior Year
Operating Summary (in millions)	2005	2004	2003	2005	2004
Operating Revenues:
Investment advisory fees - retail/institutional	$279.0	$252.5	$205.0	10%	23%
Investment advisory fees - insurance-related	98.8	105.8	101.2	-7%	5%
Insurance fees	71.2	58.7	45.1	21%	30%
Net investment income	53.0	51.7	49.9	3%	4%
Other revenues and fees	65.8	66.3	72.8	-1%	-9%
Total operating revenues	567.8	535.0	474.0	6%	13%
Operating Expenses:
Insurance benefits	27.9	26.9	26.4	4%	2%
Underwriting, acquisition, insurance and other expenses	489.0	445.6	406.3	10%	10%
Total operating expenses	516.9	472.5	432.7	9%	9%
Income before taxes	50.9	62.5	41.3	-19%	51%
Federal income taxes	14.9	18.9	6.8	-21%	178%
Income from operations	$36.0	$43.6	$34.5	-17%	26%

Income from Operations Variances—Increase (Decrease)

(in millions after-tax)	2005 to 2004	2004 to 2003
Increase in Income from Operations	$(7.6)	$9.1
Effects of financial markets/net flows, variable expenses and other	17.9	10.5
Deferred acquisition costs	1.5	1.3
Other financial markets related variances
Seed capital	(0.2)	(5.2)
Deferred compensation liability	-	3.0
Income from operations of DIAL	(12.4)	9.2
Portolio management alignment, including severance	(11.4)
Tax benefit on U.K. stock compensation	-	(9.1)
Asset management fees related to LNC's general account	(2.9)	-

				Increase (Decrease)
				Over Prior Year
(in billions)	2005	2004	2003	2005	2004
Assets Under Management:
Retail-Equity	$35.5	$26.1	$20.9	36%	25%
Retail-Fixed	9.2	8.3	8.2	11%	1%
Total Retail	44.7	34.4	29.1	30%	18%
Institutional-Equity	19.4	11.6	25.3	67%	-54%
Institutional-Fixed	13.0	10.0	8.4	30%	19%
Total Institutional	32.4	21.6	33.7	50%	-36%
Insurance-related Assets	44.5	44.0	43.0	1%	2%
Total Assets Under Management	$121.6	$100.0	$105.8	22%	-5%
Total Sub-advised Assets, included in above amounts
Retail	$17.1	$10.7	$3.8	60%	182%
Institutional	4.8	3.8	-	26%	NM
Total Sub-advised Assets	$21.9	$14.5	$3.8	51%	282%

The amount of assets sub-advised to Mondrian at September 24, 2004, the date of the sale of DIAL, was $7.9 billion.

Sale of Subsidiary (DIAL)—Assets Under Management Transferred to
Buyer at the Time of the Sale (in billions):
Retail equity	$0.3
Institutional equity	18.7
Institutional fixed income	3.1
Total Assets Under Management Transferred to Buyer	$22.1

 At December 31, 2005, approximately $16.4 billion of the sub-advised assets are being sub-advised on our behalf by Mondrian, the buyer.

Net Flows

				Increase (Decrease)
				Over Prior Year
(in billions)	2005	2004	2003	2005	2004
Retail:
Equity:
Fund deposits	$11.6	$7.1	$3.8	63%	87%
Redemptions and transfers	(5.4)	(4.0)	(2.7)	35%	48%
Net flows-Equity	6.2	3.1	1.1	100%	182%

Fixed Income:
Fund deposits	2.5	1.9	1.8	32%	6%
Redemptions and transfers	(1.6)	(1.9)	(1.7)	-16%	12%
Net flows-Fixed Income	0.9	-	0.1	NM	-100%

Total Retail:
Fund deposits	14.1	9.0	5.6	57%	61%
Redemptions and transfers	(7.0)	(5.9)	(4.4)	19%	34%
Net flows-Total Retail	7.1	3.1	1.2	129%	158%

Institutional:
Equity:
Inflows/deposits	10.3	6.1	3.9	69%	56%
Withdrawals and transfers	(4.4)	(3.5)	(2.1)	26%	67%
Net flows-Equity	5.9	2.6	1.8	127%	44%

Fixed Income:
Inflows/deposits	4.3	5.2	1.9	-17%	174%
Withdrawals and transfers	(1.3)	(0.6)	(1.2)	117%	-50%
Net flows-Fixed Income	3.0	4.6	0.7	-35%	557%

Total Institutional:
Inflows/deposits	14.6	11.3	5.8	29%	95%
Withdrawals and transfers	(5.7)	(4.1)	(3.3)	39%	24%
Net flows-Total Institutional	8.9	7.2	2.5	24%	188%

Combined Retail and Institutional:
Deposits/inflows	28.7	20.3	11.4	41%	78%
Redemptions, withdrawals and transfers	(12.7)	(10.0)	(7.7)	27%	30%
Net flows-Combined Retail and Institutional	$16.0	$10.3	$3.7	55%	178%

Note:
The net flows in the above table exclude the transfer of $1.0 billion related to the outsourced mutual fund based 401(k) record-keeping business in 2004. The term deposits in the above table and in the following discussion represents purchases of mutual funds and managed accounts, deposits in variable annuity funds, and inflows in advisory accounts. Amounts in the table above include DIAL through September 2004.

The following table presents the segment’s net flows with and without DIAL.

				Increase (Decrease)
(in billions)	2005	2004	2003	2005	2004
Net Flows
As reported above	$16.0	$10.3	$3.7	55%	178%
DIAL	-	3.3	1.0	-100%	230%
Net Flows-Excluding DIAL	$16.0	$7.0	$2.7	129%	159%

Comparison of 2005 to 2004

Revenues, Deposits and Net Flows

Investment advisory fees—retail/institutional increased 10 % in 2005 compared to 2004. Investment advisory fees included $47.2 million from DIAL for 2004. Excluding DIAL, investment advisory fees-retail/institutional increased 36 % for 2005 compared to 2004, due to higher average levels of assets under management resulting from changes in the equity markets, changes in product mix and positive net flows. Net flows for 2005 were 55% higher than 2004. The level of net flows in 2005 was significantly higher than previous periods for both institutional and retail business. We believe that the increase in net flows was attributable to several factors, including changes in the management of certain asset category offerings, the recognition in the marketplace of improving investment performance, and the expanded wholesaling of the segment’s products by LFD. The level of net flows may vary considerably from period to period and net flows in one period may not be indicative of net flows in subsequent periods.

Investment advisory fees include amounts that are ultimately paid to sub-advisors for managing the sub-advised assets. The amounts paid to sub-advisors are included in the expenses of the segment. In addition, included in the investment advisory fees—retail/institutional are fees earned from managing funds included within our variable annuity and life insurance products.

Investment advisory fees - insurance related is made up of fees for asset management services this segment provides for our general account assets supporting our fixed products and surplus, including those of the Lincoln Retirement and Life Insurance segments. As a result of analysis performed in the latter half of 2004, effective January 1, 2005, we reduced the inter-segment fees paid to the Investment Management segment by approximately 2 basis points, or 12%, which resulted in a negative impact of $2.9 million after-tax in 2005. This was offset by corresponding net positive impacts within the Lincoln Retirement and Life Insurance segments.

The increase in insurance fees from our annuity-based 401(k) Lincoln DirectorSM business (“Director”) primarily related to higher assets under management due to equity market performance and positive net flows of $0.4 billion in 2005. Assets under management for this business were $6.5 billion and $5.6 billion at December 31, 2005 and 2004, respectively.

The increase in assets under management from December 31, 2004 to 2005 is primarily the result of market value gains and positive net flows. Market value gains for 2005 were $3.2 billion in retail and $1.9 billion in institutional. Net flows were $7.1 billion in retail and $8.9 billion in institutional for 2005.

On September 24, 2004, we completed the sale of DIAL to the unit’s management group and an unaffiliated investor. As a result of the sale of DIAL, certain retail assets are now sub-advised by Mondrian, the buyer. Sub-advised assets represent 18% of the segment’s assets under management at December 31, 2005, compared to 14% at December 31, 2004. As stated above, the segment pays fees to the sub-advisor for managing the assets. Also, in 2004, the segment outsourced its mutual fund based 401(k) record-keeping business. As a result, approximately $1 billion of the retirement accounts were transferred to third parties during 2004. See Note 13 to our Consolidated Financial Statements, “Results of Consolidated Operations” above and “Review of Consolidated Financial Condition - Liquidity and Capital Resources” below for additional information.

Expenses

Underwriting, acquisition, insurance and other expenses increased 10% in 2005 compared to 2004, primarily from expenses that vary with revenues or levels of assets under management. These expenses include the fees we pay to third party sub-advisors. Payments to LFD for wholesaling services increased $8.5 million, or 26 % in 2005 compared to 2004, as a result of the strong retail deposits in 2005. Unlike the capitalization of acquisition costs with insurance products, in the asset management business, we are not able to capitalize the acquisition costs of new business. Operating expenses for 2005 also include severance of approximately $9.7 million pre-tax ($6.3 million after-tax). In addition, expenses in 2005 were higher as the result of adding two investment teams during 2005. In 2005 several growth equity managers and certain other investment personnel joined us to form a new large cap equity growth team and a new international equity team joined the firm as well.

During the third quarter of 2005, the segment performed its annual comprehensive review of DAC assumptions related to the Director business. As a result, 2005 expenses were reduced for prospective unlocking of $4.7 million pre-tax ($3.1 million after-tax), primarily related to favorable expenses and continuing higher than expected retention rates. In the third quarter of 2004, the annual comprehensive review resulted in a reduction to expenses for prospective unlocking of approximately $3 million pre-tax ($2 million after-tax), primarily related to the continued improvement in retention rates.

Comparison of 2004 to 2003

Revenues, Deposits and Net Flows

The increase in investment advisory fees—retail/institutional was a result of higher average level of assets under management, resulting from rising equity markets and positive net flows. The increase in insurance fees from the DirectorSM business primarily related to higher assets under management from equity market performance. Assets under management for this business were $5.6 billion and $4.6 billion in 2004 and 2003, respectively. Other revenues include changes in the value of seed capital, as well as shareholder servicing and accounting fees for services provided to mutual funds and variable annuity products that we sponsor. Other revenues decreased in 2004 compared to 2003, primarily due to the seed capital component. Seed capital represents the amount of capital invested to start a new fund or product. Seed capital investments are accounted for in a manner consistent with the accounting for trading securities, with changes in fair market value reported as a component of revenues. The equity market related increase in the value of seed capital was less in 2004 than in 2003, and we had less invested in seed capital in 2004.

The decline in assets under management from 2003 to 2004 was primarily due to the sale of DIAL, which resulted in a $22.1 billion reduction in assets under management as of September 24, 2004, partially offset by market value gains and positive net flows. Market value gains in 2004 were $3.5 billion in retail and $2.5 billion in institutional. Excluding the effects from the DIAL sale, positive net flows across equity and fixed income products accounted for the growth in both institutional and retail assets under management. Retail net flows reflected higher deposits, partially offset by higher withdrawals.

Expenses

Underwriting, acquisition, insurance and other expenses increased in 2004 compared to 2003, primarily from expenses that vary with revenues or levels of assets under management. Results for 2004 included the prospective DAC unlocking described above. In 2003, the annual review did not result in material prospective unlocking.

Included in the segment’s expenses was the change in value of our deferred compensation liability related to the segment. Changes in the value of this liability arise from changes in the financial markets (equity and fixed income) and the underlying investment choices of the participants. During 2004, we entered into a total return swap agreement to hedge the affect of changes in the deferred compensation liability due to changes caused by the equity markets. The swap reduced the impact of equity market changes on the deferred compensation liability and the related amount recorded to expense relative to 2003. For more information on the deferred compensation liability, see Note 8 to the Consolidated Financial Statements.

The effective tax rate in 2004 was higher than in 2003, primarily due to a tax benefit in 2003 from a change in tax laws in the United Kingdom permitting a deduction for stock compensation expense related to Delaware options granted to the employees of DIAL. The tax benefit recognized in 2003 reflected a deduction for the fair value of options granted in current and prior years that were outstanding at January 1, 2003.

Outlook

For the last few years, we have been focusing on five key areas for improving the investment management business: attracting and retaining a strong team of investment and research professionals, enhancing the investment process, sustaining strong investment performance, increasing net flows, and improving profitability. We believe we have been successful in each of our areas of focus through the attraction of key talent and improvements in our business model. In 2004, we sold DIAL and outsourced the administration of its mutual fund-based retirement product to third parties.

Economic and market conditions and the level of interest rates have been volatile over the past several years, and have impacted the segment’s operating performance. We believe that the increase in net flows and assets under management in 2005 compared to 2004 is attributable to several factors, including changes in the management of certain asset category offerings, the recognition in the marketplace of improving investment performance, and the expanded wholesaling of the segment’s products by LFD. The level of net flows may vary considerably from period to period and therefore net flows in one period may not be indicative of net flows in subsequent periods. While we expect investment performance to remain solid and look for sustained positive net flows in 2006, capacity constraints in certain asset classes or products may limit growth relative to 2005 levels.

Significant and sustained changes in equity markets could have a negative impact on assets under management and net flows. In addition, the Investment Management segment may also be affected by legislative or regulatory changes made in response to current industry-wide matters of concern, including, but not limited to market timing, late trading, and soft-dollar arrangements.

For additional factors that could cause actual results to differ materially from those set forth in this outlook section, see “Part I — Item 1 — Risk Factors” and “Forward-looking Statements — Cautionary Language” above.

Lincoln UK

				Increase (Decrease)
				Over Prior Year
Operating Summary (in millions)	2005	2004	2003	2005	2004
Operating Revenues:
Insurance premiums	$63.3	$70.3	$62.2	-10%	13%
Insurance fees	146.2	143.4	129.6	2%	11%
Net investment income	78.6	75.7	64.1	4%	18%
Other revenues and fees	30.3	52.8	18.6	-43%	184%
Total Operating Revenues	318.4	342.2	274.5	-7%	25%

Operating Expenses:
Insurance benefits	116.0	100.4	98.6	16%	2%
Underwriting, acquisition, insurance and other expenses	135.7	174.8	110.4	-22%	58%
Total Operating Expenses	251.7	275.2	209.0	-9%	32%

Income before taxes	66.7	67.0	65.5	-	2%
Federal income taxes	23.3	23.5	21.9	-1%	7%
Income from operations	$43.4	$43.5	$43.6	-	-

				Increase (Decrease)
December 31 (in billions)	2005	2004	2003	2005	2004
Unit-Linked Assets	$7.3	$7.2	$6.4	1%	13%
Individual Life Insurance In-Force	17.5	20.4	20.4	-14%	-
Exchange Rate Ratio-U.S. Dollars to Pounds Sterling:
Average for the Year	1.821	1.834	1.638	-1%	12%
End of Year	1.719	1.919	1.786	-10%	7%

Income from Operations Variances—Increase (Decrease)

(in millions, after-tax)	2005 to 2004	2004 to 2003
Decrease in Income from Operations	$(0.1)	$(0.1)

Significant Changes in Income from Operations:
Effects of Equity Markets
Fee income from equity-linked assets	4.4	3.1
DAC/PVIF/DFEL	2.5	(5.7)
Other DAC/PVIF/DFEL adjustments
Unlocking from pension funding	7.0	-
Unlocking from the comprehensive DAC assumption review	-	2.1
Unlocking for equity and tax related revenue on unit-linked accounts	4.9	(4.9)
Reserve for selling practices - net of reinsurance recoveries	(13.1)	5.9
Maturity of in-force block of business	(2.8)	(4.1)
Foreign currency exchange rates	-	5.0

Note:	Lincoln UK’s balance sheets and income statements are translated at the current spot exchange rate as of year-end and average spot exchange rate for the year, respectively.

Comparison of 2005 to 2004

Revenues

During 2005, the exchange rate for the U.S. dollar relative to the British pound sterling decreased 1% compared to 2004. Excluding the effect of the exchange rate, insurance premiums were down approximately 9% for 2005, compared to 2004, resulting from the continuing decline of the in-force block. Our policy lapse rate for 2005 was 6.8% compared to 7.0% in 2004, as measured by the number of policies in-force. Insurance fees benefited from higher average equity-linked account values resulting largely from the increase in the U.K. equity markets. As illustrated by the performance of the FTSE 100 index, U.K. equity markets increased 16.7% at December 31, 2005 from December 31, 2004; the daily average basis FTSE 100 for 2005 was up 14.1% from 2004.

Other revenues decreased 43% in 2005 compared to 2004, primarily due to lower net DFEL unlocking adjustments in 2005 compared to 2004. Included in other revenues are net positive DFEL unlocking adjustments of approximately $10 million pre-tax ($6 million after-tax) for 2005 and $25 million pre-tax ($16 million after-tax) for 2004. These adjustments resulted from our 2005 and 2004 comprehensive reviews of assumptions underlying the amortization of DAC/PVIF/DFEL and the 2005 pension funding discussed below. The 2005 and 2004 comprehensive assumption reviews resulted in a positive impact to income from operations of approximately $3 million pre-tax ($2 million after-tax) for both years. The impact on DAC and PVIF of unlocking resulting from comprehensive assumption reviews and the pension funding is included in expenses.

Expenses

Expenses were lower in 2005, compared to 2004, as increases in insurance benefits were offset by lower underwriting, acquisition and operating expenses. Insurance benefits for 2005 included $11.0 million pre-tax ($7.2 million after-tax) to increase the reserve for selling practice matters as a result of greater than expected levels of customer complaints. Insurance benefits for 2004 include a release of $4.8 million pre-tax ($3.1 million after-tax) of reserves related to lapsed policies. See Note 9 to our Consolidated Financial Statements for additional information on the reserve for selling practices.

In October 2005, Lincoln UK funded its non-U.S. defined benefit pension plan with a contribution of approximately $71 million. As a result, we expect annual pre-tax pension expense will be reduced by approximately $2 million. This reduction in expenses impacts future EGPs used in determining DAC/PVIF/DFEL amortization and resulted in a favorable fourth quarter prospective unlocking adjustment of approximately $11 million pre-tax ($7 million after-tax). We expect it should result in lower expenses after-DAC/DFEL going forward.

The decline in underwriting, acquisition and operating expenses in 2005, compared to 2004, primarily reflects the net favorable change between years in DAC/PVIF unlocking of approximately $40 million pre-tax ($26 million after-tax) resulting from the 2005 pension funding favorable unlocking and negative retrospective unlocking of assumptions for DAC and PVIF that occurred in 2004 from increasing equity markets. The completion of the third quarter 2005 comprehensive review of assumptions underlying the amortization of DAC/PVIF/DFEL resulted in unfavorable adjustments to DAC/PVIF amortization, primarily from an unfavorable modeling correction in the DAC amortization calculation process offset by favorable persistency. In addition, in 2004 we adjusted our assumptions related to the impact of equity markets on tax related fees for unit-linked business, primarily from changes in the assumption for policy retention, which favorably impacted income from operations of approximately $8 million pre-tax ($5 million after-tax) in 2004. The impact of this unlocking on DAC/PVIF/DFEL is included in the adjustments discussed above.

In 2004, our comprehensive review of assumptions underlying the amortization of DAC/PVIF/DFEL resulted in positive unlocking reducing income by approximately $3 million pre-tax ($2 million after-tax). In addition, we adjusted our assumptions related to the impact of equity markets on tax related fees for unit-linked business, primarily from changes in the assumption for policy retention, which resulted in increased amortization expenses of approximately $8 million pre-tax
($5 million after-tax).

Lincoln UK maintains reserves established in 1997 and 1999 for mis-selling activities. On an ongoing basis, Lincoln UK evaluates various assumptions underlying these estimated liabilities, including the expected levels of future complaints and the potential implications with respect to the adequacy of the aggregate liability associated with UK selling practice matters. Based upon our evaluation in 2005, we increased the reserve for selling practice matters by $11.0 million pre-tax ($7.2 million after-tax) as a result of greater than expected levels of customer complaints. During 2005, there continued to be aggressive marketing by companies seeking to pursue claims on behalf of individual policyholders prior to the expiration of time limits established in 2004 by the U.K. Financial Services Authority for making a complaint for mortgage endowments. Offsetting the increase in reserves in 2004 were insurance reimbursements of costs incurred in connection with mis-selling practices. The net effect of the increase in mis-selling reserves and the favorable settlements resulted in lower expenses in 2004 of $9.0 million pre-tax ($5.9 million after-tax). Future changes in complaint levels could effect Lincoln UK’s ultimate exposure to mis-selling issues, although we believe that any future change would not materially effect our consolidated financial position.

The services provided to the segment under the Capita agreement are currently deemed to be exempt from value added tax (“VAT”). In a recent ruling by the European Court of Justice regarding a similar arrangement involving a Dutch insurer, it was deemed that VAT should be applied to such an arrangement. The U.K. authorities are required to take note of this ruling in determining U.K. legislation and in July 2005 issued a consultation paper outlining their intention to amend U.K. legislation so that VAT applies to contracts, such as our arrangement with Capita. In December 2005, U.K. authorities postponed their decision to implement legislation until after the European Commission has completed its review of the VAT treatment of insurance and financial services. It is uncertain when this review will be completed and what the outcome will be. Future changes in the application of VAT to Lincoln UK’s outsourcing arrangement with Capita could impact the segment’s results, although we believe that any future change would not materially effect our consolidated financial position.

Comparison of 2004 to 2003

Revenues

During 2004, the exchange rate for the U.S. dollar relative to the British pound sterling increased 12%, compared to 2003. The increase in insurance premiums was primarily a result of the increase in the exchange rate. Excluding the effect of the exchange rate, insurance premiums were down approximately 1%. Insurance fees also benefited from the exchange rate increase and the higher average equity-linked account values resulting largely from the increase in the U.K. equity markets. As illustrated by the performance of the FTSE 100 index, U.K. equity markets increased 7.5% in 2004 and 14% in 2003. However, on a daily average basis, the FTSE 100 was up only 1% in 2004 over its opening position on January 1, 2004. Policy lapse rates for 2004 were 7%, an improvement over the 7.5% rate for 2003 as measured by the number of policies in force.

Other revenues increased $34.2 million, or 184%, over 2003, primarily due to the impact of equity markets and the positive unlocking of DFEL included in other revenue. The performance of the equity markets in 2004 was below our long-term growth assumption of 9% as well as being significantly lower than the performance of the equity markets in 2003. This resulted in positive DFEL unlocking relative to 2003. In addition, the segment experienced positive DFEL unlocking as it adjusted the assumptions related to the impact of equity markets on tax related fees for its unit-linked business. In the third quarter of 2004, Lincoln UK completed its comprehensive review of assumptions underlying the amortization of DAC/PVIF/DFEL. The review of assumptions led to a revision of lapse rate assumptions, resulting in negative unlocking of DFEL. Because DFEL is a liability, changes in amortization generally have the opposite effect on income than does the changes on DAC and PVIF.

Expenses

Expenses were higher in 2004 compared to 2003, due to the net negative unlocking of assumptions for DAC and PVIF related to the same items as noted above for DFEL. The combined effects of the net unlocking activities for DAC/PVIF and DFEL resulted in a reduction in income of $13.1 million pre-tax ($8.5 million after-tax). Insurance benefits increased $1.8 million, or 2%, in 2004 compared to 2003. Excluding the effects of the exchange rate, insurance benefits decreased approximately $9 million, including the release of $4.8 million pre-tax ($3.1 million after-tax) of reserves related to lapsed policies from the review of our policy valuation systems in the third quarter of 2004. During 2004, the net effect of the increase in mis-selling reserves and the favorable insurance settlements resulted in lower expenses as discussed above. Lincoln UK’s U.S. effective Federal income tax rate for 2004 was 35%, slightly higher than the 33.4% for 2003, primarily due to a tax benefit in 2003 from a change in tax laws in the United Kingdom permitting a deduction for stock options exercised after January 1, 2003. The tax benefit recognized in the fourth quarter of 2003 reflected a deduction for the fair value of options that were outstanding as of January 1, 2003.

 Outlook

Lincoln UK continues to focus on protecting and enhancing the value of its customer base as well as evaluating new sources of revenue. We believe the segment has been successful in maintaining its existing customer base. Through the outsourcing of its administrative services to Capita Life & Pensions Services Limited, a subsidiary of Capita Group Plc (“Capita”), the segment has been able to maintain efficient operations and effectively control costs. Although the use of the enhanced reversion to the mean process has lessened the impact of short-term volatility of the equity markets, the segment remains subject to volatility in the equity markets on fee income. In addition, the segment is sensitive to changes in the foreign currency exchange rate between the U.S. dollar and the British pound sterling. A significant increase in the value of the U.S. dollar relative to the British pound would have a significant adverse effect on the segment’s operating results.

The services provided to the segment under the Capita agreement are currently deemed to be exempt from value added tax (“VAT”), which is levied at the rate of 17.5%. The European Commission is currently reviewing the application of VAT to insurance and financial services. The timing of this review and how it will impact our arrangement with Capita is uncertain and not likely to be resolved in the near future.

For additional factors that could cause actual results to differ materially from those set forth in this outlook section, see “Part I—Item 1—Risk Factors” and “Forward-looking Statements—Cautionary Language” above.

Other Operations

				Increase (Decrease)
Operating Summary (in millions)	2005	2004	2003	2005	2004
Income (Loss) from Operations by Source:
LFA	$(13.2)	$(17.8)	$(33.2)	26%	46%
LFD	(22.8)	(23.7)	(33.4)	4%	29%
Financing costs	(57.6)	(61.0)	(56.7)	6%	-8%
Other Corporate	46.1	(11.2)	(5.4)	NM	NM
Amortization of deferred gain on indemnity reinsurance	49.2	56.5	47.0	-13%	20%
Income (Loss) from Operations	$1.7	$(57.2)	$(81.7)	NM	30%

Comparison of 2005 to 2004

LFA

LFA’s operating results improved by $4.6 million for 2005 compared to 2004, reflecting lower expenses from expense management and realignment activities, partially offset by lower sales of our Life Insurance and Lincoln Retirement segments’ products and non-proprietary products and services.

LFA’s net revenues were $220.8 million for 2005 compared to $237.7 million for 2004. Net revenues are revenues received, primarily in compensation for the sale of a product or service, reduced by commissions owed to agents or brokers responsible for the sale or provision of service. Proprietary first year life insurance premiums distributed through LFA decreased 13% in 2005 compared to 2004. Lower deposits for proprietary individual annuity products of $153.5 million, a decline of 15%, for 2005 compared to 2004, also contributed to the decline in net revenues. Deposits into Delaware’s mutual funds through LFA were $231.3 million for 2005, compared to $218.0 million for 2004. Because of increased levels of deposits into non-commissionable mutual funds in 2005, LFA net revenues associated with Delaware mutual fund deposits for 2005 were level with 2004.

LFA implemented a restructuring plan in the second quarter of 2005 to realign field management and financial planning support areas, which we expect to result in reduced operating expenses. See Note 14 to the Consolidated Financial Statements for additional discussion.

LFD

LFD operating results improved modestly for 2005 compared to 2004, reflecting higher sales, partially offset by the continuing expansion of the wholesaling force. LFD’s revenues represent wholesaling allowances paid by our operating segments to LFD for wholesaling our products. Sales growth was primarily a result of strong deposits in investment products and individual variable annuities for 2005, and higher retail life insurance first year premiums in 2005. Deposits into mutual funds, managed accounts and 401(k) products for which LFD provided wholesaling services were $10.1 billion in 2005, a 39% increase over last year. Deposits into variable annuities were $7.4 billion for 2005, a 24% increase over last year. Deposits in the American Legacy Variable Annuity product were the key contributor to the variable annuity deposit growth in 2005. First year premiums of retail life insurance products through LFD were $684.6 million for 2005, a 9% increase from 2004.

Financing Costs

Interest expense on our debt for 2005 declined 6% compared to 2004 due to the maturity in May 2005 of 7.25% senior notes for $193 million, partially offset by increased rates on floating rate debt and higher commercial paper borrowings. The favorable effects of the 2004 refinancing of certain fixed rate debt at lower rates also contributed to the improvement. For additional information on our financing activities, see “Review of Consolidated Financial Condition—Liquidity and Cash Flow—Sources of Liquidity and Cash Flow—Financing Activities.”

Amortization of Deferred Gain on Indemnity Reinsurance

Income from the amortization of the deferred gain was 13% lower for 2005 compared to 2004, resulting from a positive third quarter 2004 adjustment to the deferred gain on the reinsurance business sold in 2001.

Other Corporate

Other Corporate had income from operations of $46.1 million for 2005 compared to an operating loss of $11.2 million for 2004. Included in operating income for 2005 and 2004 are reductions of $46.8 million and $4.4 million, respectively, in Federal income tax expense related to the release of a deferred tax valuation allowance in our Barbados reinsurance company. See Note 5 to the Consolidated Financial Statements for additional discussion.

Comparison of 2004 to 2003

LFA

LFA’s operating results improved by $15.4 million for 2004, compared to 2003, due to expense management resulting from realignment activities initiated in 2003 and revenue growth as a result of an increase in deposits in certain lines, with increases in 2004 for proprietary individual annuity deposits of 66% and proprietary mutual funds of 60%. Proprietary first year life insurance premiums through LFA decreased 6% in 2004, driven by a 12% decrease in universal life, whole life and term life insurance products, partially offset by a 32% increase in variable life insurance products. Deposits into Delaware’s mutual funds through LFA were $218.0 million in 2004, an increase of 59% compared to 2003. Deposits into Delaware mutual funds through LFA represent approximately 11% of LFA’s total mutual fund deposits in 2004, approximately a 3% increase over 2003. LFA’s overall net revenue increased 7% in 2004.

LFD

LFD’s operating results for 2004 improved by $9.7 million, compared to 2003, primarily as a result of strong deposits in variable annuity and investment products and increased first year premium in retail life insurance. Deposits into variable annuities were $6.0 billion, an increase of 105% over 2003. Deposits in both the Lincoln ChoicePlusSM and the American Legacy Variable Annuity products were key contributors to the variable annuity deposit growth in 2004. Deposits into mutual funds, managed accounts and 401(k) products distributed by LFD were $7.3 billion in 2004, an increase of 70% over 2003.

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

Financing Costs

In 2004, interest expense on our debt increased as a result of the February 2004 issuance of $200 million of 4.75% Notes due 2014, partially offset by lower interest rates and other changes made to our outstanding debt during 2004 and 2003, as described in “Review of Consolidated Financial Condition—Liquidity and Cash Flow—Sources of Liquidity and Cash Flow—Financial Derivatives.”

Amortization of Deferred Gain on Indemnity Reinsurance

Income from the amortization of the deferred gain includes an increase of $9.1 million resulting from an adjustment to the deferred gain in the third quarter of 2004 on the reinsurance business sold in 2001.

Other Corporate

The operating loss in Other Corporate increased $5.8 million, due to higher costs associated with our realignment activities, expenses associated with litigation and other expenses. Partially offsetting these increased expenses was a $4.4 million reduction in a deferred tax valuation allowance in our Barbados insurance company.

Outlook

During 2005, LFA changed its compensation structure for its planners. In 2005, the number of new planners recruited to LFA was lower than in prior years, which is partially a result of LFA focusing more on recruiting experienced planners, while the number of planners leaving LFA during 2005 remained at a level that was consistent with prior years. The net effect was a decline of approximately 17% in total LFA planners, which contributed to lower sales for 2005 compared to 2004. If LFA is unable to stabilize the level of planners going forward, our ability to grow sales could be reduced, and our ability to retain existing in-force business could also be adversely affected. During 2005, LFA was effective in changing its operating model thereby reducing its operating expenses to counter the reduction in revenues. We expect that LFA will continue the operating efficiencies it has achieved during the last year.

In 2006, we expect LFD to continue to focus on strengthening its strategic alliances and increasing the number and effectiveness of wholesalers across all distribution channels. The pace of wholesaler expansion has a direct impact on the results of LFD, as new wholesalers generally do not reach efficient productivity until one to two years in the position.

For additional factors that could cause actual results to differ materially from those set forth in this outlook section, see “Part I—Item 1—Risk Factors” and “Forward-looking Statements—Cautionary Language” above.

CONSOLIDATED INVESTMENTS

The following table presents consolidated invested assets, net investment income and investment yield.

				Increase/(Decrease)
(in billions)	2005	2004	2003	2005	2004
Total Consolidated Investments (at Fair Value)	$43.2	$44.5	$42.8	-3%	4%
Average Invested Assets at Amortized Cost (1)	43.9	43.2	41.0	2%	5%
Adjusted Net Investment Income (2)	2.7	2.7	2.6	0%	4%
Investment Yield (ratio of net investment income to
average invested assets)	6.17%	6.27%	6.45%	(10) bp	(18) bp

(in millions)	2005	2004	2003
Items Included in Net Investment Income:
Limited partnership investment income	$47.9	$37.2	$10.0	29%	272%
Prepayment and makewhole premiums	33.2	77.0	25.9	-57%	197%
Contingent interest	-	21.9	-	-100%	NM
Standby real estate equity commitments(3)	26.0	-	-	NM	NM

(1)	Based on the average of invested asset balances at the beginning and ending of each month within the year.
(2)	Includes tax-exempt income on a tax equivalent basis.
(3)	Represents income earned during the second quarter of 2005 that was in excess of typical income amounts.

Investment Objective: Invested assets are an integral part of our operations. We follow a balanced approach of investment for both current income and prudent risk management, with an emphasis on generating sufficient current income to meet our obligations. This approach requires the evaluation of risk and expected return of each asset class utilized, while still meeting our income objectives. This approach is important to our asset-liability management, since decisions can be made based upon both the economic and current investment income considerations affecting assets and liabilities.

Investment Portfolio Composition and Diversification: Fundamental to our investment policy is diversification across asset classes. Our investment portfolio, excluding cash and invested cash, is composed of fixed maturity securities, mortgage loans on real estate, real estate either wholly owned or in joint ventures and other long-term investments. We purchase investments for our segmented portfolios that have yield, duration and other characteristics that take into account the liabilities of the products being supported. The dominant investments held are fixed maturity securities available-for-sale, which represent approximately 77% of the investment portfolio. Trading securities, which are primarily fixed maturity securities, represent approximately 7.5 % of the investment portfolio.

We have the ability to maintain our investment holdings throughout credit cycles because of our capital position, the long-term nature of our liabilities and the matching of our portfolios of investment assets with the liabilities of our various products.

The total investment portfolio decreased $1.3 billion in 2005 and increased $1.7 billion in 2004, compared to the immediately preceding year. The decrease in 2005 resulted from a decline in the fair value of securities available-for-sale and trading securities, partially offset by purchases of investments as a result of cash flow generated by the business segment. The increase in 2004 was due to increases in fair value of securities available-for-sale and purchases of investments from the positive net flows generated by our businesses.

The quality of our available-for-sale fixed maturity securities portfolio, as measured at fair value and by the percentage of fixed maturity securities invested in various ratings categories, relative to the entire available-for-sale fixed maturity security portfolio, as of December 31, 2005 and 2004 was as follows:

(in millions)			2005			2004
NAIC Designation	Rating Agency Equivalent Designation	Amortized Cost	Estimated Fair Value	% of Total	Amortized Cost	Estimated Fair Value	% of Total
1	AAA / AA / A	$19,695.5	$20,361.4	60.9%	$20,283.2	$21,354.4	61.5%
2	BBB	10,237.2	10,577.6	31.6%	10,502.9	11,196.2	32.3%
3	BB	1,492.4	1,504.9	4.5%	1,350.1	1,403.0	4.0%
4	B	746.5	760.2	2.3%	476.0	503.0	1.4%
5	CCC and lower	166.4	161.7	0.5%	117.1	121.1	0.4%
6	In or near default	46.0	77.4	0.2%	86.1	122.9	0.4%
		$32,384.0	$33,443.2	100.0%	$32,815.4	$34,700.6	100.0%

The NAIC assigns securities quality ratings and uniform valuations called “NAIC Designations,” which are used by insurers when preparing their annual statements. The NAIC assigns designations to publicly traded as well as privately placed securities. The designations assigned by the NAIC range from class 1 to class 6, with designations in classes 1 and 2 generally considered investment grade.

Fixed maturity securities available-for-sale invested in below investment grade securities (NAIC designations 3 thru 6) were $2.5 billion, or 7.5%, and $2.2 billion, or 6.2%, of all fixed maturity securities available-for-sale, as of December 31, 2005 and 2004, respectively. This represents 5.8% and 4.8% of the total investment portfolio at December 31, 2005 and 2004, respectively. On an amortized cost basis, below investment grade securities represented 7.6% and 6.2% of fixed maturity securities at December 31, 2005 and 2004, respectively.

Exposure to below investment grade securities in our investment portfolio increased throughout 2005. During 2005, the market experienced an increase in investment grade securities that have been downgraded to below investment grade (“fallen angels”). In 2005, the portion of our investment portfolio in below investment grade securities increased 1%, primarily due to fallen angels. Exposure to issuers with acquisitions or mergers during 2005 as well as automobile and airline related downgrades made up a majority of the increase in below investment grade securities.

Fixed Maturity and Equity Securities Portfolios: Fixed maturity securities and equity securities consist of portfolios classified as available-for-sale and trading. Mortgage-backed and private securities are included in both available-for-sale and trading portfolios.

Available-for-Sale: Securities that are classified as available-for-sale are carried at fair value in our Consolidated Balance Sheets and make up 91% of our investments in fixed maturity and equity securities. Because the general intent of the “available-for-sale” accounting rules is to reflect shareholders’ equity as if unrealized gains and losses were actually recognized, it is necessary that we consider all related accounting adjustments that would occur upon such a hypothetical recognition of unrealized gains and losses. Such related balance sheet effects include adjustments to the balances of DAC, policyholder commitments and deferred income taxes. Adjustments to each of these balances are charged or credited to accumulated other comprehensive income. For instance, DAC is adjusted upon the recognition of unrealized gains or losses since the amortization of DAC is based upon an assumed emergence of gross profits on certain insurance business. In a similar manner, adjustments to the balances of policyholder reserves or commitments are made because we either have a contractual obligation or have a consistent historical practice of making allocations of investment gains or losses to certain policyholders. Deferred income tax balances are also adjusted, since unrealized gains or losses do not affect actual taxes currently paid. See Note 4 to the Consolidated Financial Statements for additional information on the gross unrealized gains and losses as of December 31, 2005 and 2004.

The fair value for all private securities was $4,270 million and $4,832 million at December 31, 2005 and 2004, respectively, representing 9.9% and 10.9% of total invested assets, respectively.

Trading Securities: During 2003, we reclassified fixed maturity and equity securities in designated portfolios that support modified coinsurance agreements (“Modco”) and coinsurance with funds withheld (“CFW”) reinsurance agreements from available-for-sale to trading. This was done in connection with the implementation of DIG B36, an accounting pronouncement which became effective during 2003. DIG B36 requires the recording of an embedded derivative for these types of arrangements. Investment results for these portfolios, including gains and losses from sales, are passed directly to the reinsurers through the contractual terms of the reinsurance arrangements. Trading securities are carried at fair value and changes in fair value are recorded in net income as they occur. Offsetting these amounts are corresponding changes in the fair value of the embedded derivative liability associated with the underlying reinsurance arrangement. See Notes 1 and 2 to the Consolidated Financial Statements for more information regarding our accounting for Modco.

Mortgage-Backed Securities: Our fixed maturity securities include mortgage-backed securities. The mortgage-backed securities included in our investment portfolio are subject to risks associated with variable prepayments. This may result in differences between the actual cash flow and maturity of these securities than that expected at the time of purchase. Securities that have an amortized cost greater than par and are backed by mortgages that prepay faster than expected will incur a reduction in yield or a loss. Those securities with an amortized cost lower than par that prepay faster than expected will generate an increase in yield or a gain. In addition, we may incur reinvestment risks if market yields are lower than the book yields earned on the securities. Prepayments occurring slower than expected have the opposite impact. We may incur disinvestment risks if market yields are higher than the book yields earned on the securities and we are forced to sell the securities. The degree to which a security is susceptible to either gains or losses is influenced by 1) the difference between its amortized cost and par, 2) the relative sensitivity of the underlying mortgages backing the assets to prepayment in a changing interest rate environment and 3) the repayment priority of the securities in the overall securitization structure.

We limit the extent of our risk on mortgage-backed securities by prudently limiting exposure to the asset class, by generally avoiding the purchase of securities with a cost that significantly exceeds par, by purchasing securities backed by stable collateral, and by concentrating on securities with enhanced priority in their trust structure. Such securities with reduced risk typically have a lower yield (but higher liquidity) than higher-risk mortgage-backed securities. At selected times, we may purchase higher-risk securities if they do not compromise the safety of the general portfolio. At December 31, 2005, we did not have a significant amount of higher-risk mortgage-backed securities. There are negligible default risks in the mortgage-backed securities portfolio as a whole as the vast majority of the assets are either guaranteed by U.S. government-sponsored enterprises or are supported in the securitization structure by junior securities enabling the assets to achieve high investment grade status. See Note 4 to the Consolidated Financial Statements for additional detail about the underlying collateral.

Mortgage Loans on Real Estate and Real Estate:

The following summarizes key information on mortgage loans:

(in millions)	2005	2004
Total Portfolio (net of reserves)	$3,662.6	$3,856.9
Percentage of total investment portfolio	8.5%	8.7%
Percentage of investment by property type
Commercial office buildings	40.9%	39.2%
Retail stores	19.2%	20.2%
Industrial buildings	18.9%	17.9%
Apartments	11.5%	11.6%
Hotels/motels	6.4%	7.1%
Other	3.1%	4.0%

Impaired mortgage loans	$65.7	$84.0
Impaired mortgage loans as a percentage of total mortgage loans	1.8%	2.2%
Restructured loans in good standing	$45.2	$69.5
Reserve for mortgage loans	$9.2	$15.5

In addition to the dispersion by property type, the mortgage loan portfolio is geographically diversified throughout the United States. However, mortgage loans on real estate in California and Texas accounted for approximately 27% of the total carrying value of mortgage loans at December 31, 2005. Our exposure in the mortgage loan portfolio to Hurricanes Rita and Katrina was very limited as the total exposure in the portfolio to commercial loans secured by properties in the states of Louisiana and Mississippi was $12.3 million at December 31, 2005. We had no commercial mortgage loans secured by properties in the state of Alabama at December 31, 2005. All affected properties are insured for damages, including flood, and carry business interruption insurance.

All mortgage loans that are impaired have an established allowance for credit loss. Changing economic conditions impact our valuation of mortgage loans. Changing vacancies and rents are incorporated into the discounted cash flow analysis that we perform for monitored loans and may contribute to changes in the allowance for credit losses. In addition, we continue to monitor the entire commercial mortgage loan portfolio to identify risk. Areas of current emphasis are the hotel, retail, office and industrial properties that have deteriorating credits or have experienced debt coverage reduction. Where warranted, we have established or increased loss reserves based upon this analysis. Impaired mortgage loans were 1.8% and 2.2% of total mortgage loans as December 31, 2005 and 2004, respectively. As of December 31, 2005 and 2004, all commercial mortgage loans were current as to principal and interest payments. See Note 4 to the Consolidated Financial Statements for additional detail regarding impaired mortgage loans.

Limited Partnership Investments: As of December 31, 2005 and 2004, we had $312.3 million and $270.6 million, respectively, of limited partnership investments included in consolidated investments. These include investments in approximately 54 different partnerships that allow us to gain exposure to a broadly diversified portfolio of asset classes such as venture capital, hedge funds, and oil and gas. The partnerships do not represent off-balance sheet financing and generally involve several third-party partners. Select partnerships contain “capital calls” which require us to contribute capital upon notification by the general partner. These capital calls are contemplated during the initial investment decision and are planned for well in advance of the call date. The capital calls are not material in size and pose no threat to our liquidity. The capital calls are included on the table of contingent commitments in “Liquidity and Capital Resources - Contingencies and Off-Balance Sheet Arrangements.” Limited partnership investments are accounted for using the equity method of accounting and the majority of these investments are included in other investments in the Consolidated Balance Sheets.

Net Investment Income: Net investment income decreased in 2005 compared to 2004. Excluding contingent interest, commercial mortgage loan prepayment and bond makewhole premiums and fees received from the standby real estate equity commitments financing program, the favorable effect of asset growth from net flows was more than offset by declining portfolio yields. The decline in yields was due to lower interest rates on new securities purchased to replace matured securities and new securities purchased from net product deposits into the portfolio. Net investment income increased slightly in 2004 when compared to 2003. The favorable effects of asset growth from net flows, partnership income and prepayment and makewhole premiums were substantially offset by a declining portfolio yield, due to lower interest rates on new securities purchased as assets matured and net product sales flowed into the portfolio.

The following discussion addresses our invested assets excluding trading account securities. As discussed above, investment results attributable to the trading securities are passed to the reinsurers under the terms of the reinsurance arrangements.

Realized Gains and Losses on Investments and Derivative Instruments: We had net pre-tax realized losses on investments and derivatives of $22.1 million, $57.2 million and $19.2 million in 2005, 2004 and 2003, respectively. Prior to the amortization of DAC, provision for policyholder commitments and investment expenses, pre-tax realized gains (losses) were $37.9 million, $1.8 million and ($7.4 million) in 2005, 2004 and 2003, respectively.

The gross realized gains on fixed maturity and equity securities were $122.9 million, $136.1 million and $364.5 million, in 2005, 2004 and 2003, respectively. Gross realized losses on fixed maturity and equity securities were $93.2 million, $123.3 million and $396.8 million, respectively. Included in losses for fixed maturities and equity securities are write-downs for impairments of $20.1 million, $67.9 million and $252.8 million in 2005, 2004 and 2003, respectively.

The impairment losses in 2005 were primarily attributable to airline securities. Overcapacity in the market, labor issues and high fuel costs plagued the legacy domestic airlines throughout 2004 and 2005. In 2004, while losses from sales and impairments occurred in a number of sectors, approximately 36.4 % of gross realized losses were attributable to the airline sector. As a result of the continued deterioration in the sector, these securities were written down. In 2004, some of the previously impaired securities were later sold for a gain.

We consider economic factors and circumstances within countries and industries where recent write-downs have occurred in our assessment of the status of securities we own of similarly situated issuers. While it is possible for realized or unrealized losses on a particular investment to affect other investments, our risk management has been designed to identify correlation risks and other risks inherent in managing an investment portfolio. Once identified, strategies and procedures are developed to effectively monitor and manage these risks. The areas of risk correlation that we pay particular attention to are risks that may be correlated within specific financial and business markets, risks within specific industries and risks associated with related parties.

Unrealized Gains and Losses—Available-for-Sale Securities: When considering unrealized gain and loss information, it is important to realize that the information relates to the status of securities at a particular point in time, and may not be indicative of the status of our investment portfolios subsequent to the balance sheet date. Further, since the timing of the recognition of realized investment gains and losses through the selection of which securities are sold is largely at management’s discretion, it is important to consider the information provided below within the context of the overall unrealized gain or loss position of our investment portfolios. These are important considerations that should be included in any evaluation of the potential impact of unrealized loss securities on our future earnings. At December 31, 2005 and 2004, gross unrealized gains on securities available-for-sale were $1,379.9 million and $2,035.8 million, respectively, and gross unrealized losses on securities available-for-sale were $312.9 million and $135.3 million, respectively. At December 31, 2005, gross unrealized gains and losses on fixed maturity securities available-for-sale were $1,371.4 million and $312.2 million, respectively, and gross unrealized gains and losses on equity securities available-for-sale were $8.5 million and $0.7 million, respectively. At December 31, 2004, gross unrealized gains and losses on fixed maturity securities available-for-sale were $2,020.0 million and $134.8 million, respectively, and gross unrealized gains and losses on equity securities available-for-sale were $15.8 million and $0.5 million, respectively. Changes in unrealized gains and losses can be attributed to changes in interest rates and credit spreads, which have created temporary price fluctuations.

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

For publicly-traded and private securities that we held at December 31, 2005 and 2004 that were subject to enhanced analysis and monitoring for potential changes in unrealized loss status, the fair value, amortized cost, unrealized loss and total time period that the security has been in an unrealized loss position are presented in the table below.

	Fair	% Fair	Amortized	% Amortized	Unrealized	% Unrealized
(in millions)	Value	Value	Cost	Cost	Loss	Loss
2005
≤ 90 days	$0.6	1.5%	$0.6	1.4%	$-	0.0%
> 90 days but ≤ 180 days	8.2	20.9%	8.2	18.7%	-	0.0%
> 180 days but ≤ 270 days	0.4	1.0%	0.5	1.1%	(0.1)	2.2%
> 270 days but ≤ 1 year	-	0.0%	-	0.0%	-	0.0%
> 1 year	30.1	76.6%	34.6	78.8%	(4.5)	97.8%
Total	$39.3	100.0%	$43.9	100.0%	$(4.6)	100.0%

	Fair	% Fair	Amortized	% Amortized	Unrealized	% Unrealized
(in millions)	Value	Value	Cost	Cost	Loss	Loss
2004
≤ 90 days	$1.6	1.4%	$1.6	1.2%	$-	0.0%
> 90 days but ≤ 180 days	-	0.0%	-	0.0%	-	0.0%
> 180 days but ≤ 270 days	3.6	3.1%	3.6	2.7%	-	0.0%
> 270 days but ≤ 1 year	2.9	2.5%	3.3	2.5%	(0.4)	2.4%
> 1 year	109.1	93.0%	125.1	93.6%	(16.0)	97.6%
Total	$117.2	100.0%	$133.6	100.0%	$(16.4)	100.0%

For total publicly traded and private securities that we held at December 31, 2005 and 2004 that were in unrealized loss status, the fair value, amortized cost, unrealized loss and total time period that the security has been in an unrealized loss position are presented in the table below.

	Fair	% Fair	Amortized	% Amortized	Unrealized	% Unrealized
(in millions)	Value	Value	Cost	Cost	Loss	Loss
2005
≤ 90 days	$3,028.4	27.3%	$3,061.7	26.8%	$(33.3)	10.6%
> 90 days but < 180 days	5,232.5	47.1%	5,339.2	46.8%	(106.7)	34.1%
> 180 days but < 270 days	377.5	3.4%	387.9	3.4%	(10.4)	3.3%
> 270 days but < 1 year	802.1	7.2%	836.1	7.3%	(34.0)	10.9%
> 1 year	1,658.6	15.0%	1,787.1	15.7%	(128.5)	41.1%
Total	$11,099.1	100.0%	$11,412.0	100.0%	$(312.9)	100.0%

	Fair	% Fair	Amortized	% Amortized	Unrealized	% Unrealized
(in millions)	Value	Value	Cost	Cost	Loss	Loss
2004
≤ 90 days	$2,314.9	44.3%	$2,331.3	43.5%	$(16.4)	12.1%
> 90 days but < 180 days	344.5	6.6%	351.2	6.5%	(6.7)	5.0%
> 180 days but < 270 days	1,122.9	21.5%	1,151.6	21.5%	(28.7)	21.2%
> 270 days but < 1 year	206.0	3.9%	211.0	3.9%	(5.0)	3.7%
> 1 year	1,238.8	23.7%	1,317.3	24.6%	(78.5)	58.0%
Total	$5,227.1	100.0%	$5,362.4	100.0%	$(135.3)	100.0%

We have no concentrations of issuers or guarantors of fixed maturity and equity securities. The composition by industry categories of securities subject to enhanced analysis and monitoring for potential changes in unrealized loss status, that we held at December 31, 2005 and 2004 is presented in the table below.

	Fair	% Fair	Amortized	% Amortized	Unrealized	% Unrealized
(in millions)	Value	Value	Cost	Cost	Loss	Loss
2005
Airlines	$28.3	72.0%	$31.4	71.6%	$(3.1)	67.4%
Asset-backed securities ("ABS")	9.9	25.2%	11.2	25.5%	(1.3)	28.2%
Consumer cyclical services	0.4	1.0%	0.5	1.1%	(0.1)	2.2%
Commercial mortgage backed
securities ("CMBS")	0.2	0.5%	0.3	0.7%	(0.1)	2.2%
Non-captive consumer	0.5	1.3%	0.5	1.1%	-	0.0%
Total	$39.3	100.0%	$43.9	100.0%	$(4.6)	100.0%

	Fair	% Fair	Amortized	% Amortized	Unrealized	% Unrealized
(in millions)	Value	Value	Cost	Cost	Loss	Loss
2004
Airlines	$58.5	49.9%	$66.4	49.7%	$(7.9)	48.2%
Chemicals	22.6	19.3%	27.0	20.2%	(4.4)	26.8%
ABS	18.8	16.0%	21.0	15.7%	(2.2)	13.4%
Media-Cable	15.7	13.4%	17.6	13.2%	(1.9)	11.6%
CMBS	1.6	1.4%	1.6	1.2%	-	0.0%
Total	$117.2	100.0%	$133.6	100.0%	$(16.4)	100.0%

The composition by industry categories of all securities in unrealized loss status, which we held at December 31, 2005 and 2004 are presented in the table below.

	Fair	% Fair	Amortized	% Amortized	Unrealized	% Unrealized
(in millions)	Value	Value	Cost	Cost	Loss	Loss
2005
Automotive	$176.8	1.6%	$221.6	1.9%	$(44.8)	14.3%
Collateralized mortgage
obligations ("CMO")	1,826.1	16.5%	1,861.0	16.3%	(34.9)	11.2%
Banking	990.1	8.9%	1,014.1	8.9%	(24.0)	7.7%
CMBS	996.6	9.0%	1,017.6	8.9%	(21.0)	6.7%
Media Non-cable	199.5	1.8%	216.4	1.9%	(16.9)	5.4%
Paper	224.9	2.0%	240.9	2.1%	(16.0)	5.1%
Electric	658.5	5.9%	674.0	5.9%	(15.5)	5.0%
ABS	826.2	7.5%	839.8	7.4%	(13.6)	4.4%
Chemicals	147.0	1.3%	156.1	1.4%	(9.1)	2.9%
Retailers	186.7	1.7%	195.4	1.7%	(8.7)	2.8%
Food and Beverage	236.6	2.1%	242.2	2.1%	(5.6)	1.8%
Property & Casualty
insurers ("P&C")	382.3	3.5%	387.6	3.4%	(5.3)	1.7%
Wirelines	236.9	2.1%	242.0	2.1%	(5.1)	1.6%
Airlines	84.7	0.8%	89.6	0.8%	(4.9)	1.6%
Gaming	109.4	1.0%	113.9	1.0%	(4.5)	1.4%
Metals and Mining	255.9	2.3%	260.3	2.3%	(4.4)	1.4%
Sovereigns	195.4	1.8%	199.2	1.7%	(3.8)	1.2%
Media Cable	58.0	0.5%	61.6	0.5%	(3.6)	1.1%
Real Estate Investment Trusts
("REITS")	170.9	1.5%	174.5	1.5%	(3.6)	1.1%
Federal Home Loan Mtg Corp.	200.9	1.8%	204.3	1.8%	(3.4)	1.1%
Consumer Products	77.6	0.7%	80.7	0.7%	(3.1)	1.0%
Distributors	151.4	1.4%	154.3	1.4%	(2.9)	0.9%
Conventional 30yr	191.5	1.7%	194.4	1.7%	(2.9)	0.9%
Pipelines	119.2	1.1%	122.1	1.1%	(2.9)	0.9%
Building Materials	117.9	1.1%	120.8	1.1%	(2.9)	0.9%
Technology	125.0	1.1%	127.7	1.1%	(2.7)	0.9%
Entertainment	166.6	1.5%	169.2	1.5%	(2.6)	0.8%
Transportation Services	112.0	1.0%	114.5	1.0%	(2.5)	0.8%
Industrial Other	142.5	1.3%	145.0	1.3%	(2.5)	0.8%
Non Captive Diversified	116.2	1.0%	118.7	1.0%	(2.5)	0.8%
Home Construction	73.3	0.7%	75.7	0.7%	(2.4)	0.8%
Diversified Manufacturing	79.2	0.7%	81.3	0.7%	(2.1)	0.7%
Brokerage	78.1	0.7%	80.2	0.7%	(2.1)	0.7%
Foreign Local Governments	15.3	0.1%	17.2	0.2%	(1.9)	0.6%
Mortgage	74.1	0.7%	76.0	0.7%	(1.9)	0.6%
Supermarkets	53.7	0.5%	55.6	0.5%	(1.9)	0.6%
Federal National Mtg Assc	115.2	1.0%	117.0	1.0%	(1.8)	0.6%
Textile	34.9	0.3%	36.7	0.3%	(1.8)	0.6%
Integrated	75.9	0.7%	77.7	0.7%	(1.8)	0.6%
Municipal	82.4	0.7%	84.1	0.7%	(1.7)	0.5%
Packaging	36.6	0.3%	38.3	0.3%	(1.7)	0.5%
Financial Other	116.3	1.0%	118.0	1.0%	(1.7)	0.5%
Captive	3.3	0.0%	4.7	0.0%	(1.4)	0.5%
Non Captive Consumer	118.1	1.1%	119.5	1.0%	(1.4)	0.4%
Consumer Cyclical Services	68.6	0.6%	70.0	0.6%	(1.4)	0.4%
Tobacco	21.9	0.2%	23.3	0.2%	(1.4)	0.4%
Oil Field Services	105.5	1.0%	106.7	0.9%	(1.2)	0.4%
Industries with U/R Losses < $1MM	463.4	4.2%	470.5	4.3%	(7.1)	2.4%
Total	$11,099.1	100.0%	$11,412.0	100.0%	$(312.9)	100.0%

	Fair	% Fair	Amortized	% Amortized	Unrealized	% Unrealized
(in millions)	Value	Value	Cost	Cost	Loss	Loss
2004
Banking	$599.5	11.5%	$613.5	11.4%	$(14.0)	10.4%
Automotive	139.3	2.7%	152.9	2.9%	(13.5)	10.0%
Airlines	98.0	1.9%	109.2	2.0%	(11.2)	8.3%
ABS	393.6	7.5%	404.1	7.5%	(10.5)	7.8%
CMBS	327.9	6.3%	338.1	6.3%	(10.2)	7.5%
CMO	519.9	9.9%	528.2	9.9%	(8.3)	6.1%
Electric Power	388.1	7.4%	394.3	7.4%	(6.2)	4.6%
Entertainment	183.5	3.5%	188.9	3.5%	(5.4)	4.0%
Chemicals	48.0	0.9%	53.4	1.0%	(5.4)	4.0%
Retailers	102.1	2.0%	107.1	2.0%	(4.9)	3.6%
Media-Non-cable	76.2	1.5%	80.4	1.5%	(4.2)	3.1%
Food and Beverage	157.6	3.0%	161.8	3.0%	(4.1)	3.1%
Technology	127.3	2.4%	130.2	2.4%	(2.9)	2.1%
Consumer Products	78.9	1.5%	81.7	1.5%	(2.8)	2.1%
Industrial-Other	28.4	0.5%	30.9	0.6%	(2.5)	1.8%
P&C	158.7	3.0%	161.1	3.0%	(2.4)	1.8%
Media-Cable	20.7	0.4%	22.8	0.4%	(2.1)	1.6%
Foreign Local Governments	76.3	1.5%	78.3	1.5%	(1.9)	1.4%
Captive	18.1	0.3%	19.9	0.4%	(1.8)	1.3%
Government	36.5	0.7%	38.2	0.7%	(1.8)	1.3%
Municipal	80.2	1.5%	81.8	1.5%	(1.5)	1.1%
Wirelines	124.0	2.4%	125.5	2.3%	(1.5)	1.1%
Transportation Services	46.3	0.9%	47.7	0.9%	(1.4)	1.0%
Pipelines	88.1	1.7%	89.4	1.7%	(1.3)	0.9%
Industries with U/R Losses
< $1MM	1,309.8	25.1%	1,323.4	24.7%	(13.6)	10.0%
Total	$5,227.1	100.0%	$5,362.4	100.0%	$(135.3)	100.0%

Unrealized Loss on All Below-Investment-Grade Available-for-Sale Fixed Maturity Securities: Gross unrealized losses on all available-for-sale below-investment-grade securities were $92.0 million at December 31, 2005, representing 29.4% of total gross unrealized losses on all available-for-sale securities. Generally, below-investment-grade fixed maturity securities are more likely than investment-grade securities to develop credit concerns. The remaining $220.9 million or 70.6% of the gross unrealized losses relate to investment grade available-for-sale securities. The ratios of market value to amortized cost reflected in the table below are not necessarily indicative of the market value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of these ratios subsequent to December 31, 2005.

For fixed maturity securities that we held at December 31, 2005 and 2004 that are below investment grade and in an unrealized loss position, the fair value, amortized cost, unrealized loss and the ratios of market value to amortized cost are presented in the table below.

Aging Category (in millions)	Ratio of Amortized Cost to Fair Value	Fair Value	Amortized Cost	Unrealized Loss
2005
<=90 days	70% to 100%	$214.2	$219.4	$(5.2)
	40% to 70%	3.3	4.7	(1.4)
	Below 40%	-	-	-
<=90 days Total		217.5	224.1	(6.6)
>90 days but <=180 days	70% to 100%	93.5	98.6	(5.1)
	40% to 70%	2.3	3.3	(1.0)
	Below 40%	-	-	-
>90 days but <=180 days Total		95.8	101.9	(6.1)
>180 days but <=270 days	70% to 100%	48.6	50.2	(1.6)
	40% to 70%	-	-	-
	Below 40%	-	-	-
>180 days but <=270 days Total		48.6	50.2	(1.6)
>270 days but <=1 year	70% to 100%	136.5	149.9	(13.4)
	40% to 70%	-	-	-
	Below 40%	-	-	-
>270 days but <=1 year Total		136.5	149.9	(13.4)
>1 year	70% to 100%	307.5	349.1	(41.6)
	40% to 70%	14.6	25.6	(11.0)
	Below 40%	3.8	15.5	(11.7)
>1 year Total		325.9	390.2	(64.3)
Total Below-Investment-Grade		$824.3	$916.3	$(92.0)

Aging Category (in millions)	Ratio of Amortized Cost to Fair Value	Fair Value	Amortized Cost	Unrealized Loss
2004
<=90 days	70% to 100%	$68.6	$69.2	$(0.6)
	40% to 70%	0.4	1.0	(0.6)
	Below 40%	-	-	-
<=90 days Total		69.0	70.2	(1.2)
>90 days but <=180 days	70% to 100%	44.5	45.7	(1.2)
	40% to 70%	-	-	-
	Below 40%	-	-	-
>90 days but <=180 days Total		44.5	45.7	(1.2)
>180 days but <=270 days	70% to 100%	87.2	91.4	(4.2)
	40% to 70%	-	-	-
	Below 40%	-	-	-
>180 days but <=270 days Total		87.2	91.4	(4.2)
>270 days but <=1 year	70% to 100%	8.2	8.8	(0.6)
	40% to 70%	-	-	-
	Below 40%	-	-	-
>270 days but <=1 year Total		8.2	8.8	(0.6)
>1 year	70% to 100%	251.3	279.9	(28.6)
	40% to 70%	-	-	-
	Below 40%	-	0.3	(0.3)
>1 year Total		251.3	280.2	(28.9)
Total Below-Investment-Grade		$460.2	$496.3	$(36.1)

At December 31, 2005 and 2004, less than 0.5% and 5.8%, respectively, of the publicly traded and private securities held that were subject to enhanced analysis and monitoring for potential changes in unrealized loss status were rated as investment grade. At December 31, 2005, the range of maturity dates for these securities varies, with 36.9% of these securities maturing between 5 and 10 years, 47.7% maturing in greater than 10 years and the remaining securities maturing in less than 5 years. At December 31, 2005 and 2004, 92.6% and 91.2%, respectively, of total publicly traded and private securities in unrealized loss status were rated as investment grade. At December 31, 2005, the range of maturity dates for these securities varies, with about 31% maturing between 5 and 10 years, 51% maturing after 10 years and the remaining securities maturing in less than 5 years. At December 31, 2004, the range of maturity dates for these securities varies, with about 30% maturing between 5 and 10 years, 46% maturing after 10 years and the remaining securities maturing in less than 5 years. See Note 4 to the Consolidated Financial Statements for ratings and maturity date information for our fixed maturity investment portfolio.

As of December 31, 2005, gross unrealized losses totaled $312.9 million compared to $135.3 million at December 31, 2004. We expect an ultimate recovery of full principal and interest of our securities with unrealized losses.

The automotive sector represented 14.3% of our gross unrealized loss at December 31, 2005. The Big 3 auto manufacturers have experienced pressure throughout 2005 from overseas manufacturers. Pension issues, declining market share and higher commodity pricing all contributed to spread widening in the sector. Our automotive holdings are made up of both coupon-bearing and zero-coupon instruments. Unrealized losses on zero-coupon bonds made up 40% of the total automotive gross unrealized loss. Market prices on zero-coupon bonds are more sensitive to spread changes than coupon-bearing bonds.

Unrealized Loss on Fixed Maturity Securities Available-for-Sale in Excess of $10 million: At December 31, 2005, we had no investment grade available-for-sale fixed maturity securities with unrealized losses in excess of $10 million. At December 31, 2005 fixed maturity securities available-for-sale with gross unrealized losses greater than $10 million are presented in the table below.

		Amortized	Unrealized	Length of time
(in millions)	Fair Value	Cost	Loss	in Loss Position
Non-Investment Grade
Ford Motor Co. and affiliates	$33.2	$52.8	$(19.6)	> 1 year
Satellite Telecommunications Company	45.2	56.7	(11.5)	> 1 year
Total Non-Investment-Grade	$78.4	$109.5	$(31.1)

At December 31, 2005, our total available-for-sale holdings in Ford Motor and its affiliates and securities it guarantees had a fair value of $36.5 million and an amortized cost of $57.5 million. In addition, at December 31, 2005, we held fixed maturity securities available-for-sale of General Motors Corp. and affiliates with fair value of $75.3 million and amortized cost of $79.4 million. Our total gross unrealized loss on available-for-sale securities for these two companies was $28.5 million.

The information presented above is subject to rapidly changing conditions. As such, we expect that the level of securities with overall unrealized losses will fluctuate, as will the level of unrealized loss securities that are subject to enhanced analysis and monitoring. The volatility of financial market conditions results in increased recognition of both investment gains and losses, as portfolio risks are adjusted through sales and purchases. As discussed below, this is consistent with our classification of our investment portfolios as available-for-sale.

During 2005 and 2004, we sold securities for gains and losses. As discussed earlier, in the process of evaluating whether a security with an unrealized loss reflects declines that are other than temporary, we consider our ability and intent to hold the security until its value recovers. However, subsequent decisions on securities sales are made within the context of overall risk monitoring, assessing value relative to other comparable securities and overall portfolio maintenance. Although our portfolio managers may, at a given point in time, believe that the preferred course of action is to hold securities with unrealized losses that are considered temporary until such losses are recovered, the dynamic nature of portfolio management may result in a subsequent decision to sell. These subsequent decisions are consistent with the classification of our investment portfolio as available-for-sale. We expect to continue to manage all non-trading invested assets within our portfolios in a manner that is consistent with the available-for-sale classification.

REINSURANCE

Our insurance companies cede insurance to other companies. The portion of risks exceeding each company’s retention limit is reinsured with other insurers. We seek reinsurance coverage within the businesses that sell life insurance to limit our exposure to mortality losses and enhance our capital management. We reinsure approximately 85% to 90% of the mortality risk on newly issued life insurance contracts. Our policy is to retain no more than $5.0 million on a single insured life issued on fixed and variable universal life insurance contracts. Additionally, the retention per single insured life for term life insurance and for Corporate Owned Life Insurance (COLI) is $1 million and $2 million, respectively. Beginning in September 2005, we changed our reinsurance program for our primary term products from coinsurance to renewable term and from 90% to 80% on a first dollar quota share basis. In January 2006, we changed this program from 80% first dollar quota share to an excess of retention program.

In a coinsurance program, the reinsurer shares proportionately in all financial terms of the reinsured policies, i.e. premiums, expenses, claims, etc. based on their respective quota share of the risk. In a renewable term program, the reinsurer is paid a renewable term premium to cover the proportionate share of mortality risk assumed by the reinsurer. In a first dollar quota share program, the reinsurer receives a proportionate share of all risks issued based on their respective quota share of the risk. In an excess of retention program, the reinsurer assumes a proportionate share of risks that exceed our per life retention.

These changes have the effect of reducing premiums paid to reinsurers while increasing our exposure to mortality losses, and could result in more volatility in results for our Life Insurance segment. With respect to annuities, we have previously reinsured a portion of our fixed annuity business, but beginning in 2004, we have retained the full risk on newly issued contracts.

Portions of our deferred annuity business have been reinsured on a Modco basis with other companies to limit our exposure to interest rate risks. At December 31, 2005, the reserves associated with these reinsurance arrangements totaled $2.2 billion. To cover products other than life insurance, we acquire other insurance coverages with retentions and limits that management believes are appropriate for the circumstances. The accompanying financial statements reflect premiums, benefits and deferred acquisition costs, net of insurance ceded. See “Part I—Item 1—Risk Factors,” “Forward-looking Statements—Cautionary Language” and Note 6 to the Consolidated Financial Statements for further information. Our insurance companies remain liable if their reinsurers are unable to meet contractual obligations under applicable reinsurance agreements.

Our amounts recoverable from reinsurers represents receivables from and reserves ceded to reinsurers. We obtain reinsurance from a diverse group of reinsurers and monitor concentration as well as financial strength ratings of our principal reinsurers. Our principal reinsurers are strongly rated companies, with Swiss Re representing the largest exposure. In 2001, we sold our reinsurance business to Swiss Re primarily through indemnity reinsurance arrangements. Because we are not relieved of our liability to the ceding companies for this business, the liabilities and obligations associated with the reinsured contracts remain on our Consolidated Balance Sheets with a corresponding reinsurance receivable from the business sold to Swiss Re, which totaled $4.1 billion at December 31, 2005, and is included in amounts recoverable from reinsurers. Swiss Re has funded a trust, with a balance of $1.7 billion at December 31, 2005, to support this business. In addition to various remedies that we would have in the event of a default by Swiss Re, we continue to hold assets in support of certain of the transferred reserves. These assets consist of those reported as trading securities and certain mortgage loans. Our liabilities for funds withheld and embedded derivatives at December 31, 2005 included $2.0 billion and $0.2 billion, respectively, related to the business sold to Swiss Re through indemnity reinsurance.

REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Liquidity and Capital Resources

Liquidity refers to the ability of an enterprise to generate adequate amounts of cash from its normal operations to meet cash requirements with a prudent margin of safety. Our principal sources of cash flow from operating activities are insurance premiums and fees, investment advisory fees and investment income, while sources of cash flows from investing activities result from maturities and sales of invested assets. We use cash to pay policy claims and benefits, operating expenses, commissions and taxes, to purchase new investments, pay dividends to our shareholders and to repurchase our stock and debt securities. Our operating activities provided cash of $1.0 billion, $1.0 billion and $0.9 billion in 2005, 2004 and 2003, respectively.

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

(in millions)	2005	2004	2003
Dividends from Subsidiaries
LNL	$200.0	$150.0	$200.0
Delaware Investments	42.0	59.0	45.0
Lincoln UK	44.3	28.9	-
Other	0.9	1.0	-
Subsidiary Loan Repayments & Interest
LNL Interest on Surplus Notes (1)	78.0	78.0	78.0
Lincoln UK	-	39.3	112.7
	$365.2	$356.2	$435.7

Other Cash Flow and Liquidity Items
Dividend of proceeds from sale of DIAL	$-	$141.5	$-
Variable annuity contract withdrawal(2)	-	65.4	-
Return of seed capital	18.7	33.4	6.0
Net capital received from stock option exercises	83.1	77.5	22.2
	$101.8	$317.8	$28.2

(1)	Represents interest on the holding company’s $1.25 billion in surplus note investments in LNL.
(2)
Prior to 2004, we invested in a variable annuity contract with investment options similar to the investment options within the unfunded deferred compensation plan. The purpose of this investment was to partially mitigate the earnings effects created by changes in the value of our deferred compensation plan liability that resulted from changes in value of the underlying investment options. In June 2004, we withdrew the variable annuity contract from LNL, which had a value of $65.4 million, and entered into a total return swap agreement. The swap mitigates the impact that increases in the value of the underlying investment tracking options would have on our cash flow when we make distributions to participants.

Subsidiaries

Because of the interval of time from receipt of deposits or premiums until payment of benefits or claims, LNL and other insurers employ investment portfolios as an integral element of operations. By segmenting its investment portfolios along product lines, LNL enhances the focus and discipline it can apply to managing the liquidity, as well as the interest rate and credit risk of each portfolio commensurate with the profile of the related product liabilities. For example, portfolios backing products with less certain cash flows and/or withdrawal provisions are generally kept more liquid than portfolios backing products with more predictable cash flows. LNL monitors its liquidity position via weekly conference calls between the product actuaries and investment portfolio managers. Additionally, the liquidity position and liquidity targets by portfolio are reviewed on a regular basis by our Asset-Liability Committee, which includes our actuarial and asset management professionals and is chaired by LNL’s Appointed Actuary. The Committee utilizes various measures of liquidity, including liquidity ratios (measure of liquid assets to liquid liabilities) and more comprehensive liquidity studies, to monitor the insurance company’s liquidity at specific points in time. LNL sets target levels for each of these measures consistent with current ratings. Quarterly, LNL computes the estimated rating agency measures versus targets and reviews potential action steps as needed.

The asset-liability management process is more concentrated within the annuity blocks of business given market-sensitive liabilities. The retail and employer-sponsored orientation of our core products reduces liquidity risk, as liabilities tend to be less sensitive to movements in the markets. We do not manufacture or distribute institutional spread products, such as guaranteed investment contracts, the direct sale of funding agreements or the issuance of medium term notes secured by insurance company funding agreements.

Capital considerations for LNL are impacted by factors influencing LNL’s risk-based capital (“RBC”) and statutory earnings performance. The most common measure of RBC is the NAIC RBC formula. The NAIC RBC formula requires a company to hold minimum capital against the quality and liquidity of assets, insurance risk, interest rate risk, and general business risk. LNL currently targets a NAIC RBC ratio of three times the NAIC’s defined Company Action Level. The Company Action Level is the minimum level of capital required before necessitating a plan of action filed with the regulators. We believe LNL’s target is consistent with maintaining or increasing LNL’s current financial strength ratings. We monitor RBC and other key financial ratio targets as the company’s risk profile, environmental conditions, and/or rating agency views of industry risk change. In addition, merger and acquisition activity may give rise to short-term fluctuations in RBC and other key financial ratios. At December 31, 2005, LNL’s reported NAIC RBC was 437% of Company Action Level. For further information on RBC ratios, see “Part I—Item 1 -Business—Regulatory Matters—Risk-Based Capital.”

In addition, our insurance subsidiaries are subject to certain insurance department regulatory restrictions as to the transfer of funds and payment of dividends to the holding company. Under Indiana laws and regulations, our Indiana insurance subsidiaries, including our primary insurance subsidiary, LNL, may pay dividends to LNC only from unassigned surplus, without prior approval of the Indiana Insurance Commissioner (the “Commissioner”), or must receive prior approval of the Commissioner to pay a dividend if such dividend, along with all other dividends paid within the preceding twelve consecutive months, would exceed the statutory limitation. The current statutory limitation is the greater of (i) 10% of the insurer’s policyholders’ surplus, as shown on its last annual statement on file with the Commissioner or (ii) the insurer’s statutory net gain from operations for the previous twelve months, but in no event to exceed statutory unassigned surplus. Indiana law gives Commissioner broad discretion to disapprove requests for dividends in excess of these limits.

It is important to note that, regardless of the particular state regulations, we take into account the overall health of the business, capital quality, and business and environmental risk in determining statutory dividend strategy.

2006 LNL Dividend Capacity: LNL had positive earned surplus of $483 million at December 31, 2005 and a statutory net gain of $468 million in 2005. Based upon anticipated on-going positive statutory net gain and stable credit markets, LNL expects to be able to pay up to $468 million in dividends to LNC in 2006 without prior approval from the Commissioner.

Our UL LPR products and certain other products are subject to Actuarial Guideline 38 (also known as “AXXX”) and XXX reserving requirements. GAAP reserves are not subject to AXXX and XXX statutory reserving requirements. In October 2005, the NAIC adopted a change to AXXX with an effective date of July 1, 2005. The proposal does not affect business written prior to the effective date of July 1, 2005. Application of this guideline to sales of UL products with secondary guarantees subsequent to July 1 resulted in an increase to statutory reserves of approximately $90 million, which reduced statutory surplus by approximately $65 million at December 31, 2005. There was no impact to GAAP reserves, and accordingly, no effect on results of operations. We continue to evaluate potential modifications to our universal life products with secondary guarantees that may be made in response to the revised regulation. Although the impact of this proposal on future sales of guaranteed no-lapse UL cannot be predicted, it may result in a price increase for such products. Although this will not have a material impact on cash flows to LNC, LNL is employing strategies to lessen the burden of increased statutory reserves associated with these statutory reserving requirements. Strategies include a mix of letters of credit (“LOC”), reinsurance and capital markets solutions that provide for risk transfer and associated reserve and surplus relief. A portion of LPR business is reinsured with a wholly owned non-U.S. domiciled subsidiary of LNC.

2005 and 2004 LNL Dividends: LNL paid dividends of $200.0 million and $150.0 million in 2005 and 2004, respectively, which did not require prior approval of the Commissioner.

2003 LNL Dividends: During 2003, LNL had to receive prior approval from the Commissioner to pay dividends as a result of having negative statutory earned surplus. LNL paid dividends of $200 million to LNC, which were classified as a reduction to paid-in-capital. Statutory earnings for 2003, together with a reduced dividend payment, resulted in a positive earned surplus position at December 31, 2003.

Under prior Federal income tax law, one-half of the excess of a life insurance company’s income from operations over its taxable investment income was not taxed, but was set aside in a special tax account designated as “Policyholders’ Surplus.” On October 23, 2004, President Bush signed into law the “American Jobs Creation Act of 2004.” In 2005 and 2006, the additional tax imposed on distributions from the special tax account, “Policyholders Surplus, ” is suspended. In addition, the statute provides that distributions made during the two-year suspension period will first reduce the Policyholders Surplus account balance. LNL’s dividend activity for 2005 was sufficient to eliminate the account balance during the suspension period.

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

Lincoln UK’s operations consist primarily of unit-linked life and pension products, which are similar to U.S. produced variable life and annuity products. Lincoln UK’s insurance subsidiaries are regulated by the U.K. Financial Services Authority (“FSA”) and are subject to capital requirements as defined by the U.K. Capital Resources Requirement (formerly the Required Minimum Solvency Margin). Lincoln UK targets maintaining approximately 1.5 to 2.0 times the required capital as prescribed by the regulatory resource requirement. Effective January 1, 2005, all insurance companies operating in the U.K have to complete an RBC assessment to demonstrate to the FSA that they hold sufficient capital to cover their risks. RBC requirements in the U.K. are different than the NAIC requirements. In addition, the FSA imposes certain minimum capital requirements for the combined U.K. subsidiaries that further restrict Lincoln UK’s ability to pay dividends. Lincoln UK paid dividends of $44.3 million in 2005. As is the case with regulated insurance companies in the U.S., future changes to regulatory capital requirements could impact the dividend capacity of our U.K. insurance subsidiaries and cash flow to the holding company.

Financing Activities

Although our subsidiaries generate adequate cash flow to meet the needs of our normal operations, periodically we may issue debt or equity securities to fund internal growth, acquisitions, and the retirement of our debt and equity securities. At December 31, 2005, we had $600 million of remaining authorization to issue various securities, including debt securities, preferred stock, common stock, warrants, stock purchase contracts and stock purchase units of LNC and trust preferred securities of four subsidiary trusts under an existing shelf registration. In November 2005, our Board of Directors increased our authorization allowing us to issue up to $4 billion of securities, which includes the $600 million of remaining authorization, under a new shelf registration statement filed in March 2006. As discussed previously, we plan to finance the anticipated 2006 merger with Jefferson-Pilot through a combination of long-term debt or other securities. We expect to utilize bridge financing in the event that permanent financing cannot be completed before the closing, which is described below. In addition to the merger, the net proceeds from the sale of the securities offered by the existing shelf registration and any additional shelf registration are expected to be used for general corporate purposes, including repurchases of outstanding common stock, repayment or redemption of outstanding debt or preferred stock, the possible acquisition of other financial services businesses or assets thereof, and working capital needs. Cash funds are also available from our revolving credit agreements and through our commercial paper program. See Note 6 to the Consolidated Financial Statements for information on our debt.

The following summarizes debt and financing activity during 2005, 2004 and 2003.

•	On May 15, 2005, our 7.25% senior notes of $193 million matured.

•
On October 1, 2004, we redeemed the $120.3 million, 9.125% senior notes due October 1, 2024 for an aggregate redemption amount of $125.5 million. A loss of $6.3 million, pre-tax, ($4.1 million after-tax) relating to the call premium and unamortized issue costs relating to the redemption was reported in 2004.

•	On February 2, 2004, we issued $200.0 million, 4.75% ten-year senior notes.

•	On September 4, 2003, we issued 6 million shares of 6.75% Trust Preferred Securities ($150 million) through Lincoln National Capital VI.

•
In July 2003, we redeemed the $200 million, 7.40% Trust Originated Preferred Securities (“TOPrS”) issued by Lincoln Capital III and guaranteed by LNC. A loss of $3.7 million related to unamortized issuance costs was reported in 2004 related to the redemption.

Trust preferred securities issued through Lincoln National Capital V and VI are reported in junior subordinated debentures issued to affiliated trusts on the Consolidated Balance Sheet.

In February 2006, we entered into a new credit agreement (the “2006 Credit Agreement”) with a group of banks, which expires in 2011, that allows for borrowing or issuance of letters of credit of up to $1.0 billion. In December 2005, we entered into a new credit agreement (the “Bridge Facility”) with a group of banks to provide for borrowings of up to $2.3 billion in connection with our merger with Jefferson-Pilot and planned share repurchase. The Bridge Facility is a 364-day facility. Specifically, if we make a drawdown under the Bridge Facility, we may only use the proceeds of the loan to pay up to $1.8 billion to shareholders of Jefferson-Pilot in connection with our previously announced merger with Jefferson-Pilot, which represents the aggregate cash portion of the merger consideration, and/or to repurchase up to $500 million of our common stock.

At December 31, 2005, we maintained two revolving credit agreements with a group of domestic and foreign banks: a $500 million five-year revolving credit facility maturing in December 2009 and a U.K. facility, which was renewed in January 2006 for 10 million pounds sterling ($17 million at December 31, 2005) maturing in November 2006. At December 31, 2005, we did not have any amounts outstanding under any of the bank lines.

Effective December 2004, we amended our existing letter of credit facility. Under the revised letter of credit facility, we (or our subsidiaries) may request the issuance of up to $900 million in standby LOC’s. The LOC facility expires in December 2009. At December 31, 2005, there were $848.5 million in outstanding LOCs. These LOCs support intercompany reinsurance transactions and specific treaties associated with our former Reinsurance segment, which was acquired by Swiss Re in 2001. LOCs are primarily used to satisfy the U.S. regulatory requirements of domestic clients of the former Reinsurance segment who have contracted with the reinsurance subsidiaries not domiciled in the United States and for the reserve credit provided by our affiliated offshore reinsurance company to our domestic insurance companies for ceded business.

Under the credit agreements, we must maintain a minimum consolidated net worth level, and, except under the Bridge Facility and the 2006 Credit Agreement, if our senior, unsecured long-term debt rating is not at least A- from Standard and Poor’s or A3 from Moody’s then we also must maintain a defined maximum debt to total capitalization ratio. In addition, the agreements contain covenants restricting our ability to incur liens, merge or consolidate with another entity where we are not the surviving entity and dispose of all or substantially all of our assets. At December 31, 2005, we were in compliance with all such covenants. All of our credit agreements are unsecured.

If current debt ratings and claims paying ratings were downgraded in the future, certain covenants of various contractual obligations may be triggered which could negatively impact overall liquidity. In addition, contractual selling agreements with intermediaries could be negatively impacted which could have an adverse impact on overall sales of annuities, life insurance and investment products. At December 31, 2005, we maintained adequate current financial strength and senior debt ratings and do not anticipate any ratings-based impact to future liquidity.

As discussed above, LNL is employing strategies to lessen the burden of increased AXXX and XXX statutory reserves associated with our LPR product and other products subject to these statutory reserving requirements. Currently, a portion of LPR business is reinsured with a wholly owned non-U.S. domiciled subsidiary of LNC. At December 31, 2005, there were approximately $545 million in outstanding LOCs under the LOC facility supporting the reinsurance obligations of our non-U.S. domiciled subsidiary to LNL on this LPR business. Recognizing that LOCs are generally one to five years in duration, it is likely LNL will apply a mix of LOCs, reinsurance, and capital market strategies in addressing long-term AXXX and XXX needs. The changes in statutory reserving requirements for LPR products sold after July 1, 2005 resulted in an increase of approximately $89 million in our outstanding LOCs at the end of 2005. LOCs and related capital market alternatives lower the RBC impact of the LPR product. An inability to obtain the necessary LOC capacity or other capital market alternatives could impact our returns on the LPR product.

During 2005, we established a wholly-owned domestic reinsurance subsidiary to reinsure a portion of the XXX statutory reserves associated with our term products in anticipation of employing a capital markets solution to mitigate the impact of our term products to statutory capital and surplus in 2007. No reserves were ceded to this new subsidiary as of December 31, 2005.

Divestitures

In September 2004, we sold DIAL to the unit’s management group and an unaffiliated investor. We received $180.9 million in cash, of which $141.5 million was dividended to the holding company, and relief of certain obligations of approximately $19.0 million. We used the funds for general corporate purposes, including repurchase of shares and repayment of debt.

Alternative Sources of Liquidity

In order to maximize the use of available cash, the holding company maintains an intercompany cash management account where subsidiaries can borrow from the holding company to meet their short-term needs and can invest their short-term funds with the holding company. Depending on the overall cash availability or need, the holding company invests excess cash in short-term investments or borrows funds in the financial markets. LNL, by virtue of its general account fixed income investment holdings, can access liquidity through securities lending programs and repurchase agreements. At December 31, 2005, LNL had $932.7 million of securities out on loan under the securities lending program.

Uses of Capital

Return of Capital to Shareholders

One of the holding company’s principal uses of cash is to provide a return to our shareholders. Through dividends and stock repurchases, we have an established record of providing significant cash returns to our shareholders. We have increased our dividend in each of the last 22 years. In determining our dividend payout, we balance the desire to increase the dividend against capital needs, rating agency considerations and requirements for financial flexibility. The following table summarizes this activity:

(in millions, except per share data)	2005	2004	2003
Dividends to shareholders	$257.7	$250.1	$243.5
Repurchase of common stock	103.6	350.2	-
Total Cash Returned to Shareholders	$361.3	$600.3	$243.5
Number of shares repurchased	2.331	7.612	-
Average Price Per Share	$44.44	$46.01	$-

The remaining amount of share repurchases authorized by our Board of Directors was $221.6 million at December 31, 2005. In January 2006, our Board of Directors approved a $1.6 billion increase in the share repurchase authorization, bringing the total authorization to $1.8 billion. We suspended our stock repurchase program during 2003 and focused on building capital and protecting our strong credit ratings after experiencing difficult capital market conditions in 2002. In 2004, we reactivated our share repurchase program. We expect to repurchase approximately $500 million of LNC common stock as soon as practicable after the completion of our merger with Jefferson-Pilot. In addition, we expect to continue share repurchases in 2006 with the amount and timing dependent on trends in key capital ratios, rating agency expectations, the generation of free cash flow, and the relative attractiveness of alternative uses for the capital.

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

(in millions)	2005	2004	2003
Debt Service (Interest Paid)	$90.4	$93.0	$93.5
Capital Contribution to LNL	-	100.0	-
Capital Contribution to Delaware Investments	14.0	-	-
Common Dividends	255.1	249.2	240.3
Common Stock Repurchase	103.6	350.2	-
Total	$463.1	$792.4	$333.8

At the end of 2004, LNC made a $100 million capital contribution to LNL. LNC was in a strong capital position at year-end 2005 and our preference is to hold capital at LNL.

Contractual Obligations

The table below summarizes our obligations and commitments to make future payments under contracts and contingent commitments in place at December 31, 2005.

						Future	Amount Per
	Less Than	1 - 3	3 - 5	More Than		Amortization/	Balance
(in millions)	1 Year	Years	Years	5 Years	Total	Adjustment	Sheet
Insurance and investment contract liabilities (1)	$9,936	$20,079	$19,956	$114,805	$164,776	$-	$47,223
Short-term debt	120	-	-	-	120	-	120
Long-term debt	-	350	-	650	1,000	(1)	999
Junior subordinated debentures issued
issued to affiliated trusts	-	-	-	333	333	1	334
Operating leases	65	135	98	26	324	-	-
Stadium naming rights (2)	6	12	12	88	118	-	-
Outsourcing arrangements (3)	90	172	162	136	560	-	-
Retirement and other plans (4)	42	94	103	320	559		-
Totals	$10,259	$20,842	$20,331	$116,358	$167,790	$-	$48,676

(1)
Insurance and investment contract liabilities include various investment-type products with contractually scheduled maturities including single premium immediate annuities (“SPIA”), group pension annuities, guaranteed interest contracts, structured settlements, pension closeouts, and certain annuity policies. Insurance and investment contract liabilities also include benefit and claim liabilities, of which a significant portion represents policies and contracts that do not have stated contractual maturity dates and may not result in any future payment obligation. For these policies and contracts (i) we are not currently making payments and will not make payments in the future until the occurrence of an insurable event, such as death or disability or (ii) the occurrence of a payment triggering event, such as a surrender of a policy or contract, which is outside of our control. We have made significant assumptions to determine the estimated undiscounted cash flows of these policies and contracts which include mortality, morbidity, future lapse rates and interest crediting rates. Due to the significance of the assumptions used, the amounts presented could materially differ from actual results. Amounts for the Lincoln UK business have been translated using a U.S dollar to Pounds Sterling exchange rate of 1.700.

(2)	The amount includes a maximum annual increase related to the CPI.
(3)	Outsourcing arrangements include the Lincoln UK administration agreement, information technology, human resource services, procurement and certain other outsourcing arrangements.
(4)	Includes anticipated funding for benefit payments for our retirement and post-retirement plans through 2015 and known payments under deferred compensation arrangements.

In addition to the contractual commitments outlined in the table above, we periodically fund the employees’ defined benefit plans. We contributed $18.0 million, $34.1 million and 56.6 million in 2005, 2004 and 2003, respectively to U.S. pension plans and approximately $77 million in 2005 to our U.K. pension plan, including approximately $71 million in the fourth quarter. We expect to contribute between $0 and $19 million to our U.S. defined benefit pension plans and $7.1 million to our U.S. post-retirement benefit plans during 2006. These amounts include anticipated benefit payments for non-qualified plans. The majority of contributions/benefit payments are made at the insurance company subsidiary level with little holding company cash flow impact. See Note 8 to the Consolidated Financial Statements for additional information.

Contingencies and Off-Balance Sheet Arrangements

The table below summarizes our contingent commitments and off-balance sheet arrangements at December 31, 2005.

	Total	Amount of Commitment Expiring per Period
	Amount	Less Than	1 - 3	4 - 5	After
(in millions)	Committed	1 Year	Years	Years	5 Years
Lines of Credit	$2,800.0	$2,300.0	$500.0	$-	$-
Standby Letters of Credit (amount outstanding at
12/31/2005 - $848.5)	900.0	-	900.0	-	-
Guarantees	3.8	-	-	3.8	-
Investment Commitments (1)	526.4	196.6	107.6	168.1	54.1
Standby Commitments to Purchase Real Estate Upon
Completion and Leasing	276.2	140.9	135.3	-	-
Operating Lease Guarantees (2)	58.0	14.5	29.0	14.5	-
Totals	$4,564.4	$2,652.0	$1,671.9	$186.4	$54.1

(1)
Total includes $339.5 million of capital commitments on limited partnership investments, $102.8 million and $84.1 million of commitments for private placement securities and mortgage loans, respectively.

(2)	Recourse provisions exist enabling us to recover from third parties any amounts paid under the guarantees.

For additional information regarding contingencies, see Note 9 to the Consolidated Financial Statements.

Significant Trends in Sources and Uses of Cash Flow

As stated above, LNC, as a holding company has its cash flow driven largely by the dividend capacity and surplus note interest payments of LNL. LNL’s dividend capacity is impacted by factors influencing LNL’s risk- based capital and statutory earnings performance. In recent periods, Delaware Investments and our U.K. operations have contributed significant free cash flow. Improved financial performance at Delaware and our decision to run-off significant blocks of business in the U.K. are driving improved cash flow and the return of capital to LNC. We expect to have sufficient liquidity and capital resources to meet our obligations in 2006. For factors that could effect our expectations for liquidity and capital, see “Part I—Item 1—Business—Risk Factors.”

Shareholders’ Equity

Total shareholders’ equity increased $208.8 million during 2005, primarily due to net income, partially offset by dividends to shareholders, share repurchases and unrealized losses on available-for-sale securities.

As noted above, shareholders’ equity includes accumulated other comprehensive income. At December 31, 2005, the book value of $36.69 per share included $3.03 of accumulated other comprehensive income. At December 31, 2004, the book value of $35.53 per share included $5.36 of accumulated other comprehensive income.

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

Recent Accounting Pronouncements

See Note 2 to our Consolidated Financial Statements for a discussion of recent accounting pronouncements that have been implemented during the periods presented or that have been issued and are to be implemented in the future.

ACQUISITIONS AND DIVESTITURES

Merger with Jefferson-Pilot Corporation

See “Introduction - Recent Developments” and “Liquidity and Capital Resources” for discussion regarding the merger with Jefferson-Pilot.

Sale of Delaware London-based International Investment Unit

In September 2004, we sold DIAL to the unit’s management group and an unaffiliated investor. We received $180.9 million in cash, of which $141.5 million was dividended to the holding company, and relief of certain obligations of approximately $19.0 million. Our after-tax gain from the transaction was $46.1 million. We used the funds for general corporate purposes, including of debt repayment and share repurchases. The Investment Management segment’s results for 2004 included approximately $12.4 million of income related to DIAL. The sale resulted in a reduction of $22.1 billion in the Investment Management segment’s assets under management at the time of the sale. As of December 31, 2005, approximately $16.4 billion of the Investment Management segment’s remaining assets under management are being sub-advised on our behalf by the acquirer.

RESTRUCTURING ACTIVITIES

We have initiated and executed restructuring plans of various sizes as summarized below. These restructuring plans generally are initiated to improve the efficiency of our operations. Although we have experienced a number of restructuring charges, management reviews the results of operations of each business segment excluding these restructuring charges because management believes that restructuring charges are not part of the underlying business of our segments. Below is a summary of the restructuring charges initiated by year. Restructuring plans initiated in 2003 contain charges recognized in 2005, 2004 and 2003. Additional details of each of these restructuring plans are discussed in Note 14 to the Consolidated Financial Statements.

	Plans Initiated in
(in millions)	2005	2003
Original Charges
Employee Severance and Termination Benefits	$4.1	$48.7
Write-off of Impaired Assets	-	23.3
Rent on Abandoned Space	2.8	14.5
Other Exit Costs	-	13.2
Total (Pre-tax)	$6.9	$99.7
Total (After-tax)	$4.5	$64.8
Actual Costs Through December 31, 2005 (Pre-tax)	$4.2	$97.5
Balance at December 31, 2005	$2.7	$2.2
Additional amounts expended that do not qualify as restructuring charge (pre-tax)	$-	$32.6

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

Pre-tax restructuring charges for the June/August 2003 realignment activities for 2005 by segment were as follows: Retirement ($17.4 million), Life Insurance ($3.3 million), and Other Operations ($0.7 million). Pre-tax restructuring charges for the June/August realignment activities for 2004 were as follows: Retirement ($6.2 million), Life Insurance ($0.6 million), Investment Management ($1.6 million), and Other Operations ($9.9 million).

1999 and 2000 Restructuring Plans

During 1999 and 2000, we implemented restructuring plans relating to the Lincoln UK’s operations. In addition to various other activities, these plans involved vacating leased facilities. All other plan activities have been completed and the remaining reserves relate to future lease payments on exited properties, which run through 2016. The remaining reserves for these plans totaled $6.3 million at December 31, 2005.

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

The exposures of financial instruments to market risks, and the related risk management processes, are most important in the Lincoln Retirement and Life Insurance segments, where most of the invested assets support accumulation and investment-oriented insurance products. As an important element of our integrated asset-liability management process, we use derivatives to minimize the effects of changes in interest levels and the shape of the yield curve. In this context, derivatives are designated as a hedge and serve to reduce interest rate risk by mitigating the effect of significant increases in interest rates on our earnings. Additional market exposures exist in our other general account insurance products and in our debt structure and derivatives positions. The primary sources of market risk are: 1) substantial, relatively rapid and sustained increases or decreases in interest rates, 2) fluctuations in currency exchange rates or 3) a sharp drop in equity market values. Each of these market risks is discussed in detail in the following pages.

Interest Rate Risk

Accumulation and Investment Oriented Insurance Products. General account assets supporting accumulation and investment-oriented insurance products total $33.7 billion, or approximately 78%, of total invested assets and $34.5 billion, or approximately 78%, of total invested assets at December 31, 2005 and 2004, respectively.

With respect to these products, we seek to earn a stable and profitable spread, or margin, between investment income and interest credited to account values. If we have adverse experience on investments that cannot be passed on to customers, our spreads are reduced. Alternatively, we may seek to maintain spreads by reducing crediting rates, where permissible, which may result in crediting rates that are not competitive in the market place. This strategy could result in adverse surrender experience on policies and could force us to liquidate a portion of our portfolio to fund cash surrender value benefits.

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

Fixed Deferred Annuities. Assets of $20.2 billion and $21.4 billion at December 31, 2005 and 2004, respectively, support the largest category of accumulation and investment oriented insurance products, fixed deferred annuities. For these products, we may adjust renewal crediting rates monthly or quarterly, subject to guaranteed minimums ranging from 1.5% to 5.0%. The higher minimums apply to in-force blocks of older products that no longer are sold. Annuity customers have the right to surrender their policies at account value less a surrender charge that grades to zero over periods ranging from 5 to 10 years from policy issue date or, in some cases, the date of each premium received. In some cases, a market value adjustment may also apply. Due to our ability to change crediting rates to reflect investment experience on the majority of our traditional annuity products, the underlying assets are assumed to be a good proxy for the interest rate risk inherent in these liabilities. This assumption is appropriate for probable movements in interest rates over the next twelve months. This assumption may not be appropriate for a substantial, relatively rapid increase or decrease in interest rates that is then sustained over a long period.

Universal Life and Interest-Sensitive Whole Life. We had $11.6 billion and $11.1 billion in assets at December 31, 2005 and 2004, respectively, supporting universal life and interest-sensitive whole life insurance on which we have the right to adjust renewal crediting rates. The credited rates are subject to guaranteed minimums ranging from 3.0% to 4.5% for universal life and 4.0% to 7.0% for interest-sensitive whole life at December 31, 2005. At December 31, 2005, 83% of these assets support universal life insurance products. Similar to annuities, universal life insurance customers have the right to surrender their policies at account value less a surrender charge that grades to zero over periods ranging from ten to twenty years from policy issue date or, in some cases, the date of each premium received.

Group Pension Annuities and Guaranteed Interest Contracts. We had assets totaling $1.9 billion and $2.0 billion at December 31, 2005 and 2004, respectively, that support group pension immediate and deferred annuities and guaranteed interest contracts. Generally, the cash flows expected on these liabilities do not vary with fluctuations in market interest rates and are not adjustable by us. Accordingly, if experience on the assets supporting these products is more adverse than the assumptions used in pricing the products, spreads will tend to be below expectations. We limit exposure to interest rate risk by managing the duration and maturity structure of each investment portfolio in relation to the liabilities it supports. We had no guaranteed investment contracts supported by these assets at December 31, 2005, compared to approximately $29 million at December 31, 2004.

Other General Account Insurance Products. We had $9.5 billion and $10.0 billion of assets at December 31, 2005 and 2004, respectively, supporting general account products, including term life insurance. For these products, the liability cash flows may have actuarial uncertainty. However, their amounts and timing do not vary significantly with interest rates. We limit interest rate risk by analyzing the expected cash flows of the products and structuring investment portfolios with similar cash flows.

Interest Rate Risk—Falling Rates. The spreads on our fixed annuity and interest-sensitive whole life, universal life and fixed portion of variable universal life insurance policies, are at risk if interest rates decline and remain low for a period of time, which has generally been the case in recent years. For instance, the five-year Treasury yield stood at 6.3% at the end of 1999, it declined through 2002 to 2.7% at the end of 2002 and then rose modestly to 4.4 % at the end of 2005. Should interest rates remain at current levels that are significantly lower than those existing prior to the declines of recent years, the average earned rate of return on our annuity and universal life insurance investment portfolios will continue to decline. Relative to the book yield at December 31, 2004, the book yield at December 31, 2005 on annuity investment portfolios remained at 6.1%, while the book yield on universal life insurance portfolios declined from 6.4% to 6.3%. Declining portfolio yields may cause the spreads between investment portfolio yields and the interest rate credited to policyholders to deteriorate, as our ability to manage spreads can become limited by minimum guaranteed rates on annuity and universal life insurance policies. Minimum guaranteed rates on annuity and universal life insurance policies generally range from 1.5% to 5.0%, with an average guaranteed rate of approximately 4%. The following table provides detail on the percentage differences between the current interest rates being credited to policyholders and the respective minimum guaranteed policy rate, broken out by policyholder account values reported within the Lincoln Retirement and Life segments at December 31, 2005.

	Lincoln
	Retirement			Percent
	Segment	Life Segment	Total	of Total
Excess of Crediting Rates over Contract	Account	Account	Account	Account
Minimums As of December 31, 2005	Values	Values	Values	Values
		(In millions)
CD and On-Benefit type annuities	$6,009	$-	$6,009	17.89%
Discretionary rate setting products*
No difference	12,555	5,197	17,752	52.84%
up to .1%	74	682	756	2.25%
0.11% to .20%	175	4	179	0.53%
0.21% to .30%	240	4,964	5,204	15.49%
0.31% to .40%	184	351	535	1.59%
0.41% to .50%	850	625	1,475	4.39%
0.51% to .60%	620	116	736	2.19%
0.61% to .70%	19	168	187	0.56%
0.71% to .80%	4	353	357	1.06%
0.81% to .90%	2	16	18	0.05%
0.91% to 1.0%	123	17	140	0.42%
1.01% to 1.50%	48	15	63	0.19%
1.51% to 2.00%	71	-	71	0.21%
2.01% to 2.50%	97	-	97	0.29%
2.51% to 3.00%	13	-	13	0.04%
3.01% and above	5	-	5	0.01%
Total Discretionary rate setting products	15,080	12,508	27,588	82.11%
Grand Total-Account Values	$21,089	$12,508	$33,597	100.00%

*	For purposes of this table, contracts currently within new money rate bands are grouped according to the corresponding portfolio rate band in which they will fall upon their first anniversary.

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

We believe that the portfolios supporting our accumulation and investment oriented insurance products have a prudent degree of call protection individually and on a consolidated basis. For instance, as of December 31, 2005, the mortgage-

backed securities (“MBS”) and asset-backed securities (“ABS”) portion represented a total of $6.3 billion, or 19% of the $33.7 billion of general account assets supporting such products. Of this portfolio, 11% of general account assets, or $3.7 billion, is subject to residential prepayment risk from investments made in Collateralized Mortgage Obligations (“CMOs”), mortgage pass-throughs, manufactured housing and home equity loans. As of December 31, 2004, the MBS and ABS portion of the portfolio represented a total of $6.4 billion or 19% of the $34.5 billion of general account assets supporting such products. Our MBS portfolio has equal to or slightly less prepayment risk than the MBS pass-through market in general, primarily due to holding more seasoned securities in the portfolio.

Interest Rate Risk—Rising Rates. For both annuities and universal life insurance, a rapid and sustained rise in interest rates poses risks of deteriorating spreads and high surrenders. The portfolios supporting these products have fixed-rate assets laddered over maturities generally ranging from one to ten years or more. Accordingly, the earned rate on each portfolio lags behind changes in market yields. As rates rise, the lag may be increased by slowing MBS prepayments. The greater and faster the rise in interest rates, the more the earned rate will tend to lag behind market rates. If we set renewal crediting rates to earn the desired spread, the gap between our renewal crediting rates and competitors’ new money rates may be wide enough to cause increased surrenders. If we credit more competitive renewal rates to limit surrenders, our spreads will narrow. We devote extensive effort to evaluating these risks by simulating asset and liability cash flows for a wide range of interest rate scenarios. Such analysis has led to adjustments in the target maturity structure and to hedging the risk of rising rates by buying out-of-the-money interest rate cap agreements and swaptions (see discussion below). With these instruments in place, the potential adverse impact of a rapid and sustained rise in rates is kept within our risk tolerances.

Debt. As of December 31, 2005, we had short-term debt, long-term debt and junior subordinated debentures issued to affiliated trusts totaling $1.5 billion ($1.1 billion with fixed rates and $0.4 billion with floating rates) on the balance sheet. As of December 31, 2004, we had short-term debt, long-term debt and junior subordinated debentures issued to affiliated trusts totaling $1.6 billion ($1.4 billion with fixed rates and $0.2 billion with floating rates) on the balance sheet. We manage the timing of maturities and the mixture of fixed-rate and floating-rate debt as part of the process of integrated management of interest rate risk for the entire enterprise.

Derivatives. As indicated in Note 9 to the Consolidated Financial Statements, we have entered into derivative transactions to reduce our exposure to rapid rises in interest rates. The programs discussed below are used to help us achieve more stable margins while providing competitive crediting rates to policyholders during periods when interest rates are rising. Failure to maintain competitive crediting rates could cause policyholders to withdraw their funds and place them in more competitive products.

We use interest rate cap agreements to hedge against the negative impact of a significant and sustained rise in interest rates. Interest rate caps are contracts that require counterparties to pay us at specified future dates the amount, if any, by which a specified market interest rate exceeds the cap rate stated in the agreements, applied to a notional amount. As of December 31, 2005 and 2004, we had agreements with notional amounts of $5.5 billion and $4.0 billion, respectively. At December 31, 2005, the agreements had cap rates ranging from 150 to 500 basis points above prevailing interest rates. The cap rates in some contracts reset annually. These agreements expire in 2006 through 2010.

For future periods, the fair value of our interest rate caps depend on the levels of future U.S. Treasury and U.S. dollar swap interest rates. The table below shows estimates of fair value levels for the cap portfolio at December 31, 2005 for future time periods and selected potential future interest rate levels.

(in millions)	2005	2006	2007	2008	2009	2010
No change	$4.8	$1.8	$0.4	$-	$-	$-
Up 2%	48.6	24.8	10.4	2.5	-	-
Up 4%	183.8	125.3	70.1	39.2	19.3	7.3
Up 6%	379.2	287.7	184.8	110.8	64.0	38.5

We use interest rate swap agreements to hedge our exposure to floating rate bond coupon payments, replicating a fixed rate bond. An interest rate swap is a contractual agreement to exchange payments at one or more times based on the actual or expected level of one or more underlying interest rates. We are required to pay the counterparty the stream of variable interest payments based on the coupon payments from the hedged bonds, and in turn, receive a fixed payment from the counterparty, at a predetermined interest rate. In addition, we use interest rate swap agreements to hedge our exposure to interest rate fluctuations related to the forecasted purchase of assets to support newly acquired blocks of business or certain other portfolios of assets. Finally, we use interest rate swap agreements to hedge the risk of paying a higher fixed rate interest on junior subordinated debentures issued to affiliated trusts holding solely junior subordinated debentures and on senior debt than can be paid on long-term debt based on current interest rates in the marketplace. As of December 31, 2005 and 2004, we had swap agreements with a notional amount of $735 million and $718 million, respectively. The agreements expire in 2006 through 2050.

We use interest rate futures to hedge our liability exposure on certain options related to GMWB features in variable annuity products. These futures contracts require payment between us and our counterparty on a daily basis for changes in the futures index price. As of December 31, 2005, we had interest rate futures with a notional amount of $1.6 billion. The contracts expire in 2006.

We used a treasury lock agreement to hedge our exposure to variability in future semi-annual interest payments, attributable to changes in the benchmark interest rate, related to the issuance of our 5-year, $250 million senior debt in 2002 and 10 year, $200 million senior debt in 2004. In 2005, we entered into a treasury lock to hedge the anticipated issuance of debt to finance the merger with Jefferson-Pilot. A treasury lock is an agreement that allows the holder to lock in a benchmark interest rate, so that if the benchmark interest rate increases, the holder is entitled to receive a payment from the counterparty equal to the present value of the difference in the benchmark interest rate at the determination date and the locked-in benchmark interest rate. If the benchmark interest rate decreases, the holder must pay the counterparty an amount equal to the present value of the difference in the benchmark interest rate at the determination date and the locked-in benchmark interest rate. As of December 31, 2005, we had open treasury locks with notional amounts of $200 million. The contracts expire in 2006.

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

Table of Significant Exposures. The table below provides a general measure of our significant interest rate risk (amounts are shown by year of maturity and include amortization of premiums and discounts; interest rate cap notional amounts are shown by amount outstanding at the year-end given) as of December 31, 2005.

(in millions)	2006	2007	2008	2009	2010	There-after	Total	Fair Value
Rate Sensitive Assets
Fixed interest rate securities	$1,164.0	$1,375.8	$1,677.6	$1,479.7	$2,035.9	$24,902.3	$32,635.3	$32,980.6
Average interest rate	6.47%	6.39%	6.19%	6.27%	6.14%	6.23%	6.24%
Variable interest rate securities	$10.4	$35.6	$18.1	$164.0	$176.5	$4,260.9	$4,665.5	$3,706.5
Average interest rate	5.36%	7.00%	6.38%	6.86%	5.80%	5.75%	5.81%
Mortgage loans	$106.0	$169.3	$139.8	$298.6	$250.9	$2,707.2	$3,671.8	$3,860.0
Average interest rate	7.91%	7.71%	6.81%	7.47%	7.03%	6.75%	6.91%
Rate Sensitive Liabilities
Investment type insurance contracts (1)	$798.9	$967.9	$1,020.8	$1,022.9	$1,348.4	$15,975.4	$21,134.3	$21,163.4
Average interest rate	6.42%	6.38%	6.01%	6.36%	5.99%	6.23%	6.22%
Debt (2)	$119.9	$250.0	$100.0	$-	$-	$969.8	$1,439.7	$1,486.7
Average interest rate	4.39%	5.25%	6.50%	0.00%	0.00%	6.41%	6.05%
Rate Sensitive Derivative Financial
Instruments:
Interest Rate and Foreign
Currency Swaps:
Pay variable/receive fixed	$20.7	$224.6	$119.0	$151.9	$12.0	$264.5	$792.7	$5.9
Average pay rate	4.4%	4.6%	4.7%	4.2%	4.3%	5.0%	4.6%
Average receive rate	5.0%	4.9%	5.4%	6.3%	4.0%	6.8%	5.9%
Interest Rate Caps:
Outstanding notional	$5,200.0	$3,350.0	$1,500.0	$300.0	$-	$-	$-	$4.8
Average strike rate (3)	7.8%	7.9%	7.1%	7.0%
Forward CMT curve (4)	5.0%	5.0%	5.1%	5.2%
Treasury Locks:
Outstanding notional	$200.0	$-	$-	$-	$-	$-	$200.0	$-
Interest Rate Futures:
March 06 2-year Treasury Notes
Outstanding notional	$258.7	$-	$-	$-	$-	$-	$258.7	$-
March 06 5-year Treasury Notes
Outstanding notional	$519.1	$-	$-	$-	$-	$-	$519.1	$-
March 06 10-year Treasury Notes
Outstanding notional	$1.2	$-	$-	$-	$-	$-	$1.2	$-
March 06 Treasury Bonds
Outstanding notional	$799.4	$-	$-	$-	$-	$-	$799.4	$-

(1)	The information shown is for the fixed maturity securities and mortgage loans that support these insurance contracts.
(2)	Includes junior subordinated debentures issued to affiliated trusts.
(3)	The indexes are a mixture of five-year Constant Maturity Treasury (“CMT”) and Constant Maturity Swap (“CMS”).
(4)	The CMT curve is the five-year constant maturity treasury forward curve.

The table shows the principal amounts and fair values of assets, liabilities and derivatives having significant interest rate risks as of December 31, 2004.

(in millions)	Principal Amount	Fair Value
Fixed interest rate securities	$33,650.1	$34,599.2
Variable interest rate securities	4,163.0	3,336.5
Mortgage loans	3,873.4	4,146.3
Guaranteed interest contracts	29.0	31.0
Investment type insurance contracts (1)	21,248.0	21,774.1
Debt (2)	1,581.4	1,621.1
Interest rate and foreign currency swaps	759.8	34.1
Interest rate caps	-	3.8

(1)	The information shown is for the fixed maturity securities and mortgage loans that support these insurance contracts.
(2)	Includes junior subordinated debentures issued to affiliated trusts.

Foreign Currency Risk

Foreign Currency Denominated Investments. We invest in foreign currency securities for incremental return and risk diversification relative to United States Dollar-Denominated (“USD”) securities. The fair value of foreign securities totaled $1 billion as of December 31, 2005. We use foreign currency swaps to hedge some of the foreign exchange risk related to our investment in securities denominated in foreign currencies. The currency risk is hedged using foreign currency derivatives of the same currency as the bonds. The table below shows our exposure to foreign currency securities. Also included is the relevant information relating to the foreign currency derivatives that are hedging the currency risk of these securities. The table below presents the principal or notional amount in U.S. dollar equivalents by expected maturity for our foreign currency denominated investments and foreign currency swaps as of December 31, 2005.

(U.S. dollars in millions)	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
Currencies:
British Pound	72.4	53.8	91.7	55.9	47.2	501.4	822.4	948.9
Interest Rate	6.68%	6.96%	6.66%	6.21%	6.04%	6.69%	6.63%
Canadian Dollar	4.5	17.1	8.3	-	-	28.2	58.1	59.4
Interest Rate	6.37%	4.65%	4.89%	-	-	6.10%	5.52%
French Franc	1.6	-	-	-	-	-	1.6	1.6
Interest Rate	7.06%	-	-	-	-	-	7.06%
New Zealand Dollar	-	-	-	-	-	29.3	29.3	28.1
Interest Rate	-	-	-	-	-	5.10%	5.10%
Total Currencies	78.5	70.9	100.0	55.9	47.2	558.9	911.4	1,038.0
Derivatives:
Foreign Currency Swaps	1.7	-	-	-	-	56.0	57.7	(5.3)

The table below presents the principal or notional amount in U.S. dollar equivalents of our foreign currency denominated investments and foreign currency swaps as of December 31, 2004.

(U.S. dollars in millions)	Principal/ Notional	Fair Value
Currencies
British Pound	$976.6	$1,097.3
Canadian Dollar	56.6	58.0
French Franc	2.4	2.4
Total Currencies	$1,035.6	$1,157.7
Derivatives
Foreign Currency Swaps	$41.8	$(5.6)

Foreign Currency Forward Contracts. During 2005, we entered into foreign currency forward contracts to hedge dividends received from Lincoln UK. At December 31, 2005, no foreign currency forward contracts were outstanding.

Foreign Currency Swaps. A foreign currency swap is a contractual agreement to exchange the currencies of two different countries at a specified rate of exchange in the future. We use foreign currency swaps to convert the cash flow of foreign currency securities to U.S. dollars. As of December 31, 2005 and 2004, we had foreign currency swap agreements with notional amounts of $57.7 million and $41.8 million, respectively. The agreements expire in 2006 through 2015.

Equity Market Exposures

Our revenues, assets, liabilities and derivatives are exposed to equity market risk. See “Equity Market Guidance” in Item 7 - Management Discussion and Analysis of Financial Condition and Results of Operations for additional discussion of equity market risk.

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

	December 31, 2005				December 31, 2004
			10% Fair	10% Fair
	Carrying	Fair	Value	Value	Carrying	Fair
(in millions)	Value	Value	Increase	Decrease	Value	Value
Domestic Equities	$32.3	$32.3	$35.5	$29.1	$43.3	$43.3
Foreign Equities	112.4	112.4	123.7	101.1	117.8	117.8
Subtotal	144.7	144.7	159.2	130.2	161.1	161.1
Real Estate	182.7	196.0	215.6	176.4	191.4	205.1
Other Equity Interests	365.0	365.4	401.9	328.9	311.2	311.0
Total	$692.4	$706.1	$776.7	$635.5	$663.7	$677.2

Equity Derivatives (1) :
			10% Fair	10% Fair
	Notional	Fair	Value	Value
(in millions)	Value	Value	Increase	Decrease
Equity Futures	$252.4	$-	$22.4	$(22.4)
Total Return Swaps	100.9	-	11.4	(11.4)
Put Options	1,375.0	131.1	105.0	164.8
Total	$1,728.3	$131.1	$138.8	$131.0

(1)	Assumes a +/- 10% change in underlying indexes. Fair value above does not reflect daily settlement of futures or monthly settlement of total return swaps.

Liabilities. We have exposure to changes in our stock price through stock appreciation rights (“SARs”) issued in 2000 through 2005. The aggregate value for vested and non-vested SARs was $8.5 million and $5.4 million at December 31, 2005, respectively. The aggregate value for vested and non-vested SARs was $9.5 million and $4.9 million at December 31, 2004, respectively. This program is being hedged with equity derivatives as discussed below.

Derivatives Hedging Equity Risks. We use OTC equity call options on our stock to hedge against the increase in our liabilities arising from SARs granted on our stock in 2000 through 2005. These call options require the counterparty to pay us at specified future expiration dates the amount, if any, of the increase in our stock price over the strike price of the option, applied to the number of contracts. We had 1.3 million call options on an equal number of shares of our stock at both December 31, 2005 and 2004. The call option expirations are matched to the liabilities and expire in 2006 through 2010.

We use total return swaps to hedge a portion of the liability related to our deferred compensation plans. We receive the total return on a portfolio of indexes and pay a floating rate of interest. As of December 31, 2005, we had total return swaps with a notional amount of $100.9 million. These total return swaps do not have a stated contract expiration date.

We use put options to hedge a portion of the liability related to our variable annuity products with a GMWB feature. Put options are contracts that require counterparties to pay us at a specified future date the amount, if any, by which a specified equity index is less than the strike rate stated in the agreement, applied to a notional amount. As of December 31, 2005, we had puts with a notional amount of $1.4 billion, which expire in 2009 through 2020.

We use equity futures to hedge a portion of the liability related to our variable annuity products with a GMWB and GMDB feature. These futures contracts require payment between us and our counterparty on a daily basis for changes in the futures index price. As of December 31, 2005, we had equity futures with a notional amount of $252.4 million, which expire in 2006.

Default Risk. Our portfolio of invested assets was $43.2 billion as of December 31, 2005. Of this total, $28.4 billion consists of corporate bonds and $3.7 billion consists of commercial mortgages. We manage the risk of adverse default experience on these investments by applying disciplined credit evaluation and underwriting standards, prudently limiting allocations to lower-quality, higher-yielding investments, and diversifying exposures by issuer, industry, region and property type. For each counterparty or borrowing entity and its affiliates, our exposures from all transactions are aggregated and managed in relation to formal limits set by rating quality and industry group. We remain exposed to occasional adverse cyclical economic downturns during which default rates may be significantly higher than the long-term historical average used in pricing.

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

Credit-Related Derivatives. We use various credit-related derivatives to minimize exposure to various credit-related risks. We use credit default swaps to hedge against a drop in bond prices due to credit concerns of certain bond issuers. A credit swap allows us to put the bond back to the counterparty at par upon a credit event by the bond issuer. A credit event is defined as bankruptcy, failure to pay, or obligation acceleration. As of December 31, 2004, we had credit swaps with notional amounts of $8 million. At December 31, 2005, we had no purchased credit default swaps outstanding.

We also sell credit default swaps to offer credit protection to investors. The credit default swaps hedge the investor against a drop in bond prices due to credit concerns of certain bond issuers. A credit swap allows the investor to put the bond back to us at par upon a credit event by the bond issuer. A credit event is defined as bankruptcy, failure to pay, or restructuring. As of December 31, 2005, we had credit default swaps with a notional amount of $20 million, which expire in 2010.

Item 8. Financial Statements and Supplementary Data

Selected Quarterly Financial Data

	(in millions, except per share data)
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
2005
Premiums and other considerations	$642.0	$678.7	$738.5	$729.6
Net investment income	659.8	703.6	670.8	668.1
Realized gain (loss) on investments, derivatives and sale of subsidiaries	11.4	(9.1)	3.8	(9.3)
Income before cumulative effect of accounting changes	178.9	197.9	228.9	225.4
Net income	178.9	197.9	228.9	225.4
Per share data-basic
Income before cumulative effect of accounting changes	$1.03	$1.15	$1.33	$1.29
Net income	1.03	1.15	1.33	1.29
Per share data-diluted
Income before cumulative effect of accounting changes	$1.01	$1.13	$1.30	$1.28
Net income	1.01	1.13	1.30	1.28

2004
Premiums and other considerations	$601.6	$661.8	$659.5	$667.6
Net investment income	677.5	683.1	669.4	674.1
Realized gain (loss) on investments, derivatives and sale of subsidiaries	(20.1)	13.8	77.2	6.0
Income before cumulative effect of accounting changes	155.0	187.0	199.7	189.9
Net income	130.5	187.0	199.7	189.9
Per share data-basic
Income before cumulative effect of accounting changes	$0.87	$1.05	$1.14	$1.09
Net income	0.73	1.05	1.14	1.09
Per share data-diluted
Income before cumulative effect of accounting changes	$0.86	$1.04	$1.12	$1.07
Net income	0.72	1.04	1.12	1.07

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

Management assessed our internal control over financial reporting as of December 31, 2005, the end of our fiscal year. Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on the assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included immediately below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Lincoln National Corporation

We have audited management’s assessment, included in the accompanying Management Report on Internal Controls Over Financial Reporting, that Lincoln National Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Lincoln National Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Lincoln National Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Lincoln National Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2005 consolidated financial statements of Lincoln National Corporation and our report dated February 24, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Philadelphia, Pennsylvania
February 24, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Lincoln National Corporation

We have audited the accompanying consolidated balance sheets of Lincoln National Corporation (“Corporation”) as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audit also included the financial statement schedules listed in the Index at 15(a)(2). These financial statements and schedules are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lincoln National Corporation at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Notes 1 and 2 to the consolidated financial statements, in 2004 the Corporation changed its method of accounting for certain non-traditional long-duration contracts and for separate accounts. Also, as discussed in Note 2 to the consolidated financial statements, in 2003 the Corporation changed its method of accounting for certain reinsurance arrangements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Lincoln National Corporation's internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Philadelphia, Pennsylvania
February 24, 2006

Consolidated Financial Statements

The Consolidated Financial Statements and Notes to Consolidated Financial Statements of Lincoln National Corporation and Subsidiaries can be found on the following pages:

LINCOLN NATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS

	2005	2004
	(000s omitted)
ASSETS
Investments:
Securities available-for-sale, at fair value:
Fixed maturity (cost: 2005-$32,384,030; 2004-$32,815,424)	$33,443,204	$34,700,604
Equity (cost: 2005-$136,861; 2004-$145,809)	144,704	161,127
Trading securities	3,246,049	3,237,377
Mortgage loans on real estate	3,662,648	3,856,908
Real estate	182,699	191,364
Policy loans	1,862,224	1,870,593
Derivative investments	174,738	102,456
Other investments	452,150	386,830
Total Investments	43,168,416	44,507,259
Cash and invested cash	2,311,682	1,661,686
Deferred acquisition costs	4,092,238	3,444,965
Premiums and fees receivable	343,191	232,942
Accrued investment income	526,416	525,137
Amounts recoverable from reinsurers	6,926,347	7,067,549
Goodwill	1,194,205	1,195,861
Other intangible assets	1,012,805	1,116,120
Other assets	1,465,431	1,263,151
Assets held in separate accounts	63,746,835	55,204,595
Total Assets	$124,787,566	$116,219,265

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Insurance and Investment Contract Liabilities:
Insurance policy and claim reserves	$24,652,162	$24,328,125
Contractholder funds	22,570,597	23,074,398
Total Insurance and Investment Contract Liabilities	47,222,759	47,402,523
Short-term debt	119,900	214,415
Long-term debt	998,995	1,048,636
Junior subordinated debentures issued to affiliated trusts	333,987	339,800
Reinsurance related derivative liability	292,174	375,342
Funds withheld reinsurance liabilities	2,011,934	1,895,092
Other liabilities	2,840,623	2,650,293
Deferred gain on indemnity reinsurance	835,970	912,980
Liabilities related to separate accounts	63,746,835	55,204,595
Total Liabilities	118,403,177	110,043,676
Shareholders' Equity:
Series A preferred stock-10,000,000 shares authorized
(2005 liquidation value-$1,241)	524	566
Common stock-800,000,000 shares authorized	1,774,584	1,654,785
Retained earnings	4,081,504	3,589,533
Accumulated Other Comprehensive Income:
Net unrealized gain on securities available-for-sale	496,577	822,851
Net unrealized gain on derivative instruments	7,341	14,032
Foreign currency translation adjustment	83,364	154,301
Minimum pension liability adjustment	(59,505)	(60,479)
Total Accumulated Other Comprehensive Income	527,777	930,705
Total Shareholders' Equity	6,384,389	6,175,589
Total Liabilities and Shareholders' Equity	$124,787,566	$116,219,265

See accompanying Notes to the Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	2005	2004	2003
	(000s omitted except for per share amounts)
Revenue:
Insurance premiums	$308,398	$298,904	$280,951
Insurance fees	1,762,191	1,586,283	1,417,488
Investment advisory fees	278,982	252,500	205,018
Net investment income	2,702,324	2,704,129	2,638,526
Realized gain (loss) on investments	(3,231)	76,798	356,389
Amortization of deferred gain on indemnity reinsurance	77,010	88,282	75,842
Other revenue and fees	362,264	364,378	309,667
Total Revenue	5,487,938	5,371,274	5,283,881
Benefits and Expenses:
Benefits	2,365,620	2,303,652	2,414,443
Underwriting, acquisition, insurance and other expenses	1,959,023	1,931,504	1,726,774
Interest and debt expense	88,651	100,460	95,101
Total Benefits and Expenses	4,413,294	4,335,616	4,236,318
Income before Federal Income Taxes and Cumulative
Effect of Accounting Changes	1,074,644	1,035,658	1,047,563
Federal income taxes	243,589	304,147	280,408
Income before Cumulative Effect of Accounting Changes	831,055	731,511	767,155
Cumulative Effect of Accounting Changes (net of Federal
income taxes)	-	(24,502)	(255,219)
Net Income	$831,055	$707,009	$511,936
Earnings Per Common Share-Basic
Income before Cumulative Effect of Accounting Changes	$4.80	$4.15	$4.33
Cumulative Effect of Accounting Changes (net of Federal
income taxes)	-	(0.14)	(1.44)
Net Income	$4.80	$4.01	$2.89
Earnings Per Common Share-Diluted:
Income before Cumulative Effect of Accounting Changes	$4.72	$4.09	$4.27
Cumulative Effect of Accounting Changes (net of Federal
income taxes)	-	(0.14)	(1.42)
Net Income	$4.72	$3.95	$2.85

See accompanying Notes to the Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	2005	2004	2003
	(000s omitted except for per share amounts)
Series A Preferred Stock:
Balance at beginning-of-year	$566	$593	$666
Conversion into common stock	(42)	(27)	(73)
Balance at End-of-Year	524	566	593
Common Stock:
Balance at beginning-of-year	1,654,785	1,528,701	1,467,439
Conversion of series A preferred stock	42	27	73
Stock compensation/issued for benefit plans	139,454	149,226	61,189
Deferred compensation payable in stock	2,528	46,390	-
Retirement of common stock	(22,225)	(69,559)	-
Balance at End-of-Year	1,774,584	1,654,785	1,528,701
Retained Earnings:
Balance at beginning-of-year	3,589,533	3,413,302	3,144,831
Comprehensive income	428,127	768,685	646,411
Less other comprehensive income (loss) (net of federal income tax):
Net unrealized gain (loss) on securities available-for-sale, net of
reclassification adjustment	(326,274)	29,797	39,782
Net unrealized loss on derivative instruments	(6,691)	(8,062)	(6,255)
Foreign currency translation adjustment	(70,937)	45,308	58,213
Minimum pension liability adjustment	974	(5,367)	42,735
Net Income	831,055	707,009	511,936
Retirement of common stock	(81,367)	(280,670)	-
Dividends declared:
Series A preferred ($3.00 per share)	(48)	(53)	(58)
Common (2005-$1.475; 2004-$1.415; 2003-$1.355)	(257,669)	(250,055)	(243,407)
Balance at End-of-Year	4,081,504	3,589,533	3,413,302
Net Unrealized Gain on Securities Available-for-Sale:
Balance at beginning-of-year	822,851	793,054	753,272
Change during the year	(326,274)	29,797	39,782
Balance at End-of-Year	496,577	822,851	793,054
Net Unrealized Gain on Derivative Instruments:
Balance at beginning-of-year	14,032	22,094	28,349
Change during the year	(6,691)	(8,062)	(6,255)
Balance at End-of-Year	7,341	14,032	22,094
Foreign Currency Translation Adjustment:
Balance at beginning-of-year	154,301	108,993	50,780
Change during the year	(70,937)	45,308	58,213
Balance at End-of-Year	83,364	154,301	108,993
Minimum Pension Liability Adjustment:
Balance at beginning-of-year	(60,479)	(55,112)	(97,847)
Change during the year	974	(5,367)	42,735
Balance at End-of-Year	(59,505)	(60,479)	(55,112)
Total Shareholders' Equity at End-of-Year	$6,384,389	$6,175,589	$5,811,625

LINCOLN NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
-CONTINUED-

	2005	2004	2003
	(Number of Shares)
Series A Preferred Stock:
Balance at beginning-of-year	16,912	17,746	20,118
Conversion into common stock	(1,397)	(834)	(2,372)
Balance at End-of-Year	15,515	16,912	17,746
Common Stock:
Balance at beginning-of-year	173,557,730	178,212,455	177,307,999
Conversion of series A preferred stock	22,352	13,344	37,952
Stock compensation/issued for benefit plans	2,518,996	2,943,841	866,504
Retirement of common stock	(2,331,000)	(7,611,910)	-
Balance Issued and Outstanding at End-of-Year	173,768,078	173,557,730	178,212,455
Common Stock at End-of-Year:
Assuming conversion of preferred stock	174,016,318	173,828,322	178,496,391
Diluted basis	176,932,188	176,097,420	180,695,189

See accompanying Notes to the Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
	2005	2004	2003
	(000s omitted)
Cash Flows from Operating Activities:
Net income	$831,055	$707,009	$511,936
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred acquisition costs	(442,101)	(354,066)	(335,651)
Premiums and fees receivable	(14,450)	96,510	(139,173)
Accrued investment income	(1,279)	(2,417)	14,000
Policy liabilities and accruals	(244,689)	(470,845)	16,054
Net trading securities purchases, sales and maturities	(107,284)	(64,401)	(467,098)
Gain (loss) on reinsurance embedded derivative/trading securities	(4,653)	970	(4,118)
Cumulative effect of accounting change	-	37,695	392,541
Contractholder funds	808,869	778,502	1,120,520
Pension plan contribution	(94,900)	(42,200)	(67,205)
Amounts recoverable from reinsurers	141,202	300,820	(527,082)
Federal income taxes	137,350	134,934	222,617
Stock-based compensation expense	51,623	55,635	59,313
Depreciation	78,219	61,116	65,627
Amortization of other intangible assets	75,049	130,040	88,153
Realized loss on investments and derivative instruments	22,115	57,248	19,191
Gain on sale of subsidiaries/business	(14,231)	(135,015)	-
Amortization of deferred gain	(77,010)	(88,282)	(75,842)
Other	(172,831)	(172,904)	38,103
Net Adjustments	140,999	323,340	419,950
Net Cash Provided by Operating Activities	972,054	1,030,349	931,886
Cash Flows from Investing Activities:
Securities-available-for-sale:
Purchases	(5,869,068)	(9,323,526)	(13,791,838)
Sales	4,027,139	5,253,386	8,425,329
Maturities	2,368,255	2,468,286	3,071,282
Purchase of other investments	(1,008,720)	(1,937,871)	(1,523,384)
Sale or maturity of other investments	1,153,481	2,188,422	1,768,833
Proceeds from disposition of business	14,231	173,560	-
Other	23,231	23,515	(5,131)
Net Cash Provided By (Used in) Investing Activities	708,549	(1,154,228)	(2,054,909)
Cash Flows from Financing Activities:
Long-term debt
Redemption of debentures	(240,936)	(126,621)	-
Issuance	-	243,767	-
Junior subordinated debentures issued to affiliated trusts
Retirement / call	-	-	(204,987)
Issuance	-	-	145,275
Net decrease in short-term debt	98,400	(22,476)	(109,069)
Universal life and investment contract deposits	5,156,407	4,928,315	4,935,740
Universal life and investment contract withdrawals	(4,455,699)	(3,353,031)	(2,746,914)
Investment contract transfers	(1,482,777)	(1,336,438)	(816,826)
Increase in funds withheld liability	116,841	77,187	55,879
Increase in cash collateral on loaned securities	45,009	181,013	112,236
Common stock issued for benefit plans	90,824	82,033	12,699
Retirement of common stock	(103,591)	(350,229)	-
Dividends paid to shareholders	(255,085)	(249,151)	(240,348)
Net Cash Provided by (Used in) Financing Activities	(1,030,607)	74,369	1,143,685
Net Increase (Decrease) in Cash and Invested Cash	649,996	(49,510)	20,662
Cash and Invested Cash at Beginning-of-Year	1,661,686	1,711,196	1,690,534
Cash and Invested Cash at End-of-Year	$2,311,682	$1,661,686	$1,711,196

See accompanying Notes to the Consolidated Financial Statements

LINCOLN NATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Basis of Presentation. The accompanying Consolidated Financial Statements include Lincoln National Corporation and its majority-owned subsidiaries (“LNC” or the “Company” which also may be referred to as “we” or “us”). Through subsidiary companies, we operate multiple insurance and investment management businesses divided into four business segments (see Note 11). The collective group of companies uses “Lincoln Financial Group” as its marketing identity. Less than majority-owned entities in which we have at least a 20% interest are reported on the equity basis. These Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). The balance sheet information presented in these financial statements and notes thereto is as of December 31 for each respective year. The statement of income information is for the year ended December 31 for each respective year.

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

For the mortgage-backed securities portion of the trading and available-for-sale fixed maturity securities portfolios, we recognize investment income using a constant effective yield based on anticipated prepayments and the estimated economic life of the securities. When estimates of prepayments change, the effective yield is recalculated to reflect actual payments to date and anticipated future payments. When the effective yield changes, the carrying value of the security is adjusted prospectively. This adjustment is reflected in net investment income.

Mortgage loans on real estate, which are primarily held in the Life Insurance and Lincoln Retirement segments, are carried at the outstanding principal balances adjusted for amortization of premiums and discounts and are net of valuation allowances. Valuation allowances are established for the excess carrying value of the mortgage loan over its estimated fair value when it is probable that, based upon current information and events, we will be unable to collect all amounts due under the contractual terms of the loan agreement. When we determine that a loan is impaired, the cost is adjusted or a provision for loss is established equal to the difference between the amortized cost of the mortgage loan and the estimated value. Estimated value is based on: 1) the present value of expected future cash flows discounted at the loan’s effective interest rate; 2) the loan’s observable market price; or 3) the fair value of the collateral. Mortgage loans deemed to be uncollectible are charged against the allowance for losses and subsequent recoveries, if any, are credited to the allowance for losses. The net provision for losses is reported as realized gain (loss) on investments. Interest income on mortgage loans includes interest collected, the change in accrued interest, and amortization of premiums and discounts. Mortgage loan fees and costs are recorded in net investment income as they are incurred.

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

Realized gain (loss) on investments includes realized gains and (losses) from the sale of investments, derivative gains (losses), gains on sale of subsidiaries/business, and net gain on reinsurance embedded derivative/trading securities. See Note 4 for additional detail. Realized gain (loss) on investments is recognized in net income, net of associated amortization of deferred acquisition costs and investment expenses, using the specific identification method. Changes in the fair values of available-for-sale securities carried at fair value are reported as a component of accumulated other comprehensive income, after deductions for related adjustments for deferred acquisition costs and amounts required to satisfy policyholder commitments that would have been recorded had these securities been sold at their fair value, and after deferred taxes or credits to the extent deemed recoverable.

Derivative Instruments. We hedge certain portions of our exposure to interest rate risk, credit risk, foreign exchange risk and equity fluctuation risk by entering into derivative transactions. A description of our accounting for the hedging of such risks is discussed in the following paragraphs.

We recognize all derivative instruments as either assets or liabilities in the Consolidated Balance Sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, we must designate the hedging instrument based upon the exposure being hedged—as a cash flow hedge, fair value hedge or a hedge of a net investment in a foreign operation. As of December 31, 2005 and 2004, we had derivative instruments that were designated and qualified as cash flow hedges and fair value hedges. In addition, we had derivative instruments that were economic hedges, but were not designated as hedging instruments under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”).

For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (“OCI”) and reclassified into net income in the same period or periods during which the hedged transaction affects net income. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of designated future cash flows of the hedged item (hedge ineffectiveness), if any, is recognized in net income during the period of change. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in net income during the period of change in fair values. For derivative instruments that are designated and qualify as a hedge of a net investment in a foreign operation, the gain or loss is reported in OCI as part of the cumulative translation adjustment to the extent it is effective. For derivative instruments not designated as hedging instruments but are economic hedges, the gain or loss is recognized in current income during the period of change in the corresponding income statement line as the transaction being hedged.

We have certain Modco and CFW reinsurance arrangements with embedded derivatives related to the funds withheld assets. These derivatives are considered total return swaps with contractual returns that are attributable to various assets and liabilities associated with these reinsurance arrangements. Changes in the fair value of these derivatives are recorded in net income as they occur. Offsetting these amounts are corresponding changes in the fair value of trading securities in portfolios that support these arrangements.

See Note 9 for further discussion of our accounting policy for derivative instruments.

Loaned Securities. Securities loaned are treated as collateralized financing transactions and a liability is recorded equal to the cash collateral received which is typically greater than the market value of the related securities loaned. This liability is included within other liabilities within our Consolidated Balance Sheet. Our agreements with third parties generally contain contractual provisions to allow for additional collateral to be obtained when necessary. We value collateral daily and obtain additional collateral when deemed appropriate.

Property and Equipment. Property and equipment owned for company use is included in other assets in our Consolidated Balance Sheet and is carried at cost less allowances for depreciation. Provisions for depreciation of investment real estate and property and equipment owned for company use are computed principally on the straight-line method over the estimated useful lives of the assets.

Premiums and Fees on Investment Products and Universal Life and Traditional Life Insurance Products.

Investment Products and Universal Life Insurance Products: Investment products consist primarily of individual and group variable and fixed deferred annuities. Universal life insurance products include universal life insurance, variable universal life insurance, and other interest-sensitive life insurance policies. These products include life insurance sold to individuals, corporate-owned life insurance and bank-owned life insurance. Revenues for investment products and universal life insurance products consist of net investment income, asset based fees, cost of insurance charges, percent of premium charges, policy administration charges and surrender charges that have been assessed and earned against policy account balances and premiums received during the period. The timing of revenue recognition as it relates to fees assessed on investment contracts is determined based on the nature of such fees. Asset based fees, cost of insurance and policy administration charges are assessed on a daily or monthly basis and recognized as revenue when assessed and earned. Percent of premium charges are assessed at the time of premium payment and recognized as revenue when assessed and earned. Certain amounts assessed that represent compensation for services to be provided in future periods are reported as unearned revenue and recognized in income over the periods benefited. Surrender charges are recognized upon surrender of a contract by the contractholder in accordance with contractual terms.

Traditional Life Insurance Products: Traditional life insurance products include those products with fixed and guaranteed premiums and benefits and consist primarily of whole life insurance, limited-payment life insurance, term life insurance and certain annuities with life contingencies. Premiums for traditional life insurance products are recognized as revenue when due from the policyholder.

Investment Advisory Fees. As specified in the investment advisory agreements with the mutual funds, fees are generally determined and recognized as revenues monthly, based on the average daily net assets of the mutual funds managed. Investment advisory contracts with non-mutual fund clients generally provide for the determination and payment of advisory fees based on market values of managed portfolios at the end of a calendar month or quarter, or the average of the market values at the beginning and end of the monthly or quarterly period. Investment management and advisory contracts typically are renewable annually by the fund’s board. Contracts with non-mutual fund clients normally continue until terminated by either party or at the end of a specified term and often have cancellation clauses ranging up to 30 to 180 days. Investment advisory fees include amounts that are ultimately paid to sub-advisors for managing the sub-advised assets. The amounts paid to sub-advisors are included in benefits and expenses.

Other Revenues and Fees. Other revenue and fees primarily consist of amounts earned by our retail distribution arm, Lincoln Financial Advisors (“LFA”), from sales of third party insurance and investment products. Such revenue is recorded as earned at the time of sale. Other revenues and fees also includes revenues from our Life Insurance, Investment Management and Lincoln UK segments not captured in other components of revenue.

Assets Held in Separate Accounts/Liabilities Related to Separate Accounts. Assets and liabilities related to separate accounts represent segregated funds administered and invested by our insurance subsidiaries for the exclusive benefit of pension and variable life and annuity contractholders and for unit-linked accounts of our U.K. subsidiaries. Both the assets and liabilities are carried at fair value. The fees earned by our insurance subsidiaries for administrative and contractholder maintenance services performed for these separate accounts are included in insurance fee revenue.

Deferred Acquisition Costs, Deferred Front End Loads, Deferred Sales Inducements. Commissions and other costs of acquiring universal life insurance, variable universal life insurance, unit-linked products, traditional life insurance, annuities and other investment contracts, which vary with and are primarily related to the production of new business, have been deferred to the extent recoverable. The methodology for determining the amortization of acquisition costs varies by product type based on two different accounting pronouncements: SFAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments” (“SFAS 97”) and SFAS No. 60, “Accounting and Reporting by Insurance Enterprises” (“SFAS 60”). Under SFAS 97, acquisition costs for universal life and variable universal life insurance and investment-type products, which include unit-linked products and fixed and variable deferred annuities, are amortized over the lives of the policies in relation to the incidence of estimated gross profits (“EGPs”) from surrender charges, investment, mortality net of reinsurance ceded and expense margins, and actual realized gain (loss) on investments. Past amortization amounts are adjusted when revisions are made to the estimates of current or future gross profits expected from a group of products. Policy lives for universal and variable universal life policies are estimated to be 30 years, based on the expected lives of the policies and are variable based on the inception of each policy for unit-linked policies. Policy lives for fixed and variable deferred annuities are 14 to 20 years for the traditional, long surrender charge period products and 8 to 10 years for the more recent short-term, or no surrender charge variable products. The front-end load annuity product has an assumed life of 25 years. Longer lives are assigned to those blocks that have demonstrated favorable experience.

Under SFAS 60, acquisition costs for traditional life insurance products, which include whole life and term life insurance contracts, are amortized over periods of 10 to 30 years on either a straight-line basis or as a level percent of premium of the related policies depending on the block of business. There are currently no deferred acquisition costs (“DAC”) being amortized under SFAS 60 for fixed and variable payout annuities.

For all SFAS 97 and SFAS 60 policies, amortization is based on assumptions consistent with those used in the development of the underlying policy form adjusted for emerging experience and expected trends.

Policy sales charges that are collected in the early years of an insurance policy have been deferred (referred to as “deferred front-end loads” or “DFEL”) and are amortized into income over the life of the policy in a manner consistent with that used for DAC. (See above for discussion of amortization methodologies.)

Bonus credits and excess interest for dollar cost averaging (“DCA”) contracts are considered sales inducements and are deferred as a sales inducement asset (referred to as “deferred sales inducements” or “DSI”) included in other assets. DSI is amortized as a benefit expense over the expected life of the contract. Amortization is computed using the same methodology and assumptions used in amortizing DAC.

Benefits and Expenses. Benefits and expenses for universal life-type and other interest-sensitive life insurance products include interest credited to policy account balances and benefit claims incurred during the period in excess of policy account balances. Interest crediting rates associated with funds invested in the general account of LNC’s insurance subsidiaries during 2003 through 2005 ranged from 4.00% to 7.00%. For traditional life, group health and disability income products, benefits and expenses, other than DAC, are recognized when incurred in a manner consistent with the related premium recognition policies. Benefits and expenses includes the change in reserves for annuity products with guaranteed benefits, such as guaranteed minimum death benefits (“GMDB”) and guaranteed income benefits (“GIB”), and the change in fair values of guarantees for annuity products with guaranteed minimum withdrawal benefits (“GMWB”).

Interest and debt expense includes interest on short-term commercial paper, long-term senior debt that we issue and junior subordinated debentures issued to affiliated trusts.

Goodwill and Other Intangible Assets. Goodwill, as measured by the excess of the cost of acquired subsidiaries or businesses over the fair value of net assets acquired, is not amortized, but is subject to impairment tests conducted at least annually.

Other intangible assets for acquired insurance businesses consist of the value of existing blocks of business (referred to as the “present value of in-force”). The present value of in-force (“PVIF”) is amortized over the expected lives of the block of insurance business in relation to the incidence of estimated profits expected to be generated on universal life, variable universal life and investment-type products acquired, (i.e., unit-linked products and variable deferred annuities) and over the premium paying period for insurance products acquired, (i.e., traditional life insurance products). Amortization is based upon assumptions used in pricing the acquisition of the block of business and is adjusted for emerging experience. Accordingly, amortization periods and methods of amortization for PVIF vary depending upon the particular characteristics of the underlying blocks of acquired insurance business. PVIF is amortized in a manner consistent with DAC.

Other intangible assets for Investment Management subsidiaries that we acquired include institutional customer relationships, covenants not to compete and mutual fund customer relationships. These assets are required to be amortized on a straight-line basis over their useful life for periods ranging from 14 to 15 years depending upon the characteristics of the particular underlying relationships for the intangible asset.

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

Beginning January 1, 2004, the liabilities for future claim reserves for variable annuity products containing GMDB features are calculated by multiplying the benefit ratio (present value of total expected GMDB payments over the life of the contract divided by the present value of total expected assessments over the life of the contract) by the cumulative assessments recorded from the contract inception through the balance sheet date less the cumulative GMDB payments plus interest. The change in the reserve for a period is the benefit ratio multiplied by the assessments recorded for the period less GMDB claims paid in the period plus interest. If experience or assumption changes result in a new benefit ratio, the reserves are unlocked to reflect the changes in a manner similar to DAC. Prior to January 1, 2004, the liabilities for future claim reserves for the GMDB feature were a function of the net amount at risk (“NAR”), mortality, persistency and incremental death benefit mortality and expense assessments (“M&E”) expected to be incurred over the period of time for which the NAR was positive.

With respect to its insurance and investment contract liabilities, we continually review: 1) overall reserve position; 2) reserving techniques and 3) reinsurance arrangements. As experience develops and new information becomes known, liabilities are adjusted as deemed necessary. The effects of changes in estimates are included in the operating results for the period in which such changes occur.

The business written or assumed by us includes participating life insurance contracts, under which the policyholder is entitled to share in the earnings of such contracts via receipt of dividends. The dividend scale for participating policies is reviewed annually and may be adjusted to reflect recent experience and future expectations. As of December 31, 2005 and 2004 participating policies comprised approximately 3% of the face amount of insurance in force, and dividend expenses were $80.2 million, $81.6 million and $82.5 million for 2005, 2004, and 2003, respectively.

Reinsurance. Our insurance companies enter into reinsurance agreements with other companies in the normal course of their business. Assets/Liabilities and premiums/benefits from certain reinsurance contracts that grant statutory surplus relief to other insurance companies are netted on the balance sheets and income statements, respectively, since there is a right of offset. All other reinsurance agreements are reported on a gross basis in the balance sheets as an asset for amounts recoverable from reinsurers or as a component of other liabilities for amounts, such as premiums, owed to the reinsurers, with the exception of Modco agreements for which the right of offset also exists.

Pension and Other Postretirement Benefit Plans. Pursuant to the accounting rules for our obligations to employees under our various pension and other postretirement benefit plans, we are required to make a number of assumptions to estimate related liabilities and expenses. We use assumptions for the weighted-average discount rate, expected return on plan assets and a salary increase assumption to estimate pension expense. The discount rate assumptions are determined using an analysis of current market information and the projected benefit flows associated with these plans. The expected long-term rate of return on plan assets is initially established at the beginning of the plan year based on historical and projected future rates of return and is the average rate of earnings expected on the funds invested or to be invested in the plan. The calculation of our accumulated postretirement benefit obligation also uses an assumption of weighted-average annual rate of increase in the per capita cost of covered benefits, which reflects a health care cost trend rate. See Note 8 for more information on our accounting for employee benefit plans.

Stock Based Compensation. We expense the fair value of stock awards included in our incentive compensation plans. On the date our Board of Directors approves stock awards, the fair value of stock options is determined using a Black-Sholes options valuation methodology. The fair value of other stock awards is based upon the market value of the stock. The fair value of the awards is expensed over the service period, which generally corresponds to the vesting period, and is recognized as an increase to common stock in shareholders’ equity. For additional information on stock based incentive compensation see Note 8.

Advertising. We expense the cost of producing and disseminating company advertising as incurred.

Foreign Currency Translation. Our foreign subsidiaries’ balance sheet accounts and income statement items are translated at the current and average exchange rates for the year, respectively. Resulting translation adjustments are reported as a component of shareholders’ equity. Other translation adjustments for foreign currency transactions that affect cash flows are reported in comprehensive income.

Earnings per Share. Basic earnings per share is computed by dividing earnings available to common shareholders by the average common shares outstanding. Diluted earnings per share is computed assuming the conversion or exercise of dilutive convertible preferred securities, non-vested stock, stock options, performance share units and deferred compensation shares outstanding during the year.

Income Taxes. We file a U.S. consolidated income tax return that includes all of our eligible subsidiaries. Deferred income taxes are recognized when assets and liabilities have different values for financial statement and tax reporting purposes. A valuation allowance is recorded to the extent required to reduce the deferred tax asset to an amount that we expect, more likely than not, will be realized. See Note 5 for additional information.

Reclassifications. Certain amounts reported in prior years’ Consolidated Financial Statements have been reclassified to conform with the presentation adopted in the current year. These reclassifications have no effect on net income or shareholders’ equity of the prior years.

2. Changes in Accounting Principles and Changes in Estimates

SFAS No. 123(r) - Accounting for Share-Based Payment. In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(r)”), which is a revision of SFAS No. 123, “Accounting for Stock-based Compensation.” SFAS 123(r) requires recognition in the income statement of all share-based payments to employees based on their fair values. We had previously adopted the retroactive restatement method under SFAS No. 148, “Accounting for Stock-based Compensation - Transition and Disclosure,” and restated all periods presented to reflect stock-based employee compensation cost under the fair value accounting method for all employee awards granted, modified or settled in fiscal years beginning after December 15, 1994.

We currently use the Black-Scholes formula to estimate the value of stock options granted to employees. We are evaluating the use of other acceptable option valuation models upon the required adoption of SFAS 123(r). SFAS 123(r) also requires the reporting of the benefits of tax deductions in excess of recognized compensation as financing cash flow rather than as an operating cash flow. In April 2005, the Securities and Exchange Commission (“SEC”) deferred required implementation to January 1, 2006. We do not expect the adoption of SFAS 123(r) to have a material effect on our results of operations, operating cash flows or financial position.

Statement of Position 05-1. In September 2005, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts” (“SOP 05-1”). SOP 05-1 addresses the accounting for DAC on internal replacements other than those described in SFAS 97. An internal replacement is defined by SOP 05-1 as a modification in product benefits, features, rights or coverages that occurs by (a) exchanging the contract for a new contract, (b) amending, endorsing or attaching a rider to the contract, or (c) electing a feature or coverage within a replaced contract. Contract modifications that result in a substantially unchanged contract will be accounted for as a continuation of the replaced contract. Contract modifications that result in a substantially changed contract should be accounted for as an extinguishment of the replaced contract, and any unamortized DAC, unearned revenue and deferred sales charges must be written-off. SOP 05-1 is to be applied prospectively and is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. We expect to adopt SOP 05-1 effective January 1, 2007. We are currently evaluating the potential effects of SOP 05-1 on our consolidated financial condition and results of operations.

EITF 03-1 - The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. In March 2004, the FASB’s Emerging Issues Task Force (“EITF”) reached a final consensus on Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”). EITF 03-1 established impairment models for determining whether to record impairment losses associated with investments in certain equity and debt securities. It also required the accrual of income on a level-yield basis following an impairment of debt securities, where reasonable estimates of the timing and amount of future cash flows can be made.

In September 2004, the FASB delayed the effective date of the accounting and measurement provisions of EITF 03-1 in order to consider further guidance. However, the disclosure requirements and the definition of other-than-temporary impairment (“OTTI”) included in EITF 03-1 were not delayed, and accordingly we adopted the definition of OTTI to evaluate all securities within the scope of EITF 03-1 and provided the required disclosures.

In November 2005, the FASB issued FASB Staff Position (“FSP”) FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1”). The guidance in FSP 115-1 nullifies the accounting and measurement provisions of EITF 03-1, references existing OTTI guidance, and supersedes EITF Topic No. D-44 “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost

Exceeds Fair Value.” FSP 115-1 will be applied prospectively and is effective for reporting periods beginning after December 15, 2005. We will adopt FSP 115-1 on January 1, 2006. Our existing policies for recognizing OTTIs are consistent with the guidance in FSP 115-1, therefore we do not expect the adoption will have an effect on our consolidated financial condition or results of operations.

SFAS No. 155 - Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140. In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140” (“SFAS 155”), which permits fair value remeasurement for a hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. Under SFAS 155, an entity may make an irrevocable election to measure a hybrid financial instrument at fair value, in its entirety, with changes in fair value recognized in earnings. SFAS 155 also: (a) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133; (b) eliminates the interim guidance in SFAS 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assts,” and establishes a requirement to evaluate beneficial interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (c) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and, (d) eliminates restrictions on a qualifying special-purpose entity’s ability to hold passive derivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument. We expect to adopt SFAS 155 for all financial instruments acquired, issued, or subject to a remeasurement event occurring after January 1, 2007. Upon adoption of SFAS 155, the fair value election may also be applied to hybrid financial instruments that had previously been bifurcated pursuant to SFAS 133. Prior period restatement is not permitted. We are currently evaluating the potential effects of SFAS 155 on our consolidated financial condition and results of operations.

Statement of Position 03-1. Effective January 1, 2004, we implemented the provisions of AICPA SOP 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (“SOP 03-1”). Adjustments arising from implementation, as discussed below, were recorded in net income as a cumulative effect of accounting change.

Guaranteed Minimum Death Benefit Reserves. Although there was no method prescribed under GAAP for GMDB reserving until the issuance of SOP 03-1, our Lincoln Retirement segment had been recording a reserve for GMDBs. At December 31, 2003, our GMDB reserve was $46.4 million. Adoption of the GMDB reserving methodology under SOP 03-1 resulted in a decrease to reserves of $9.7 million pre-tax. GMDB reserves were $14.8 million and $18.2 million at December 31, 2005 and 2004, respectively.

Application of SOP 03-1 impacts EGPs used to calculate amortization of DAC, PVIF, DSI, and the liability for DFEL. The benefit ratio approach under SOP 03-1 results in a portion of future GMDB fees being accrued as a liability for future GMDB reserves. As a result, the EGPs used in our determination of DAC amortization are lower under SOP 03-1. Therefore upon adoption of SOP 03-1 we reported an unfavorable DAC/PVIF/DSI/DFEL unlocking as a negative cumulative effect adjustment of $43.2 million pre-tax in 2004.

The combined effects of the GMDB reserve requirements and related unlocking adjustments from implementation of SOP 03-1 resulted in a charge to net income for the cumulative effect of accounting change of $33.5 million pre-tax ($21.8 million after-tax) in 2004.

Sales Inducements. Our Lincoln Retirement segment variable annuity product offerings include contracts that offer a bonus credit, typically ranging from 2% to 5% of each deposit. We also offer enhanced interest rates to variable annuity contracts that are under DCA funding arrangements. Bonus credits and excess DCA interest are considered sales inducements under SOP 03-1 and, as such, are to be deferred as a sales inducement asset and amortized as a benefit expense over the expected life of the contract. Amortization is computed using the same methodology and assumptions used in amortizing DAC.

We previously deferred bonus credits as part of the DAC asset and reported the amortization of bonus credits as part of DAC amortization. Upon implementation of SOP 03-1, we reclassified bonus credits of $45.2 million from DAC to DSI, which are reported in other assets on the Consolidated Balance Sheets. Amortization of the DSI asset is reported as part of benefit expense. Prior period balance sheet and income statement line item presentation has been reclassified to conform to the new basis of presentation.

We previously reported excess DCA interest as benefit expense when the excess interest was earned under the contract. As required by SOP 03-1, during the first quarter of 2004, we began deferring excess DCA interest as DSI and amortizing this DSI as benefit expense over the expected life of the contract. Over the long run the same amount of excess DCA interest expense will emerge under SOP 03-1 as under our previous accounting method. However, due to the prospective treatment of new DSI, our net income was $7.9 million higher under SOP 03-1 in 2004 relative to the approach used in 2003. This pattern is expected to continue for near term financial reporting periods.

Universal Life Contracts. Our Life Insurance segment offers an array of individual and survivor-life universal life insurance products that contain features for which SOP 03-1 might apply. A review of the products and their features for possible SOP implications concluded that no additional reserves were necessary with the exception of the MoneyGuard® product. MoneyGuard® is a universal life insurance product with an acceleration of death benefit feature that provides convalescent care benefit payments when the insured becomes chronically ill. There is an optional extension of benefit rider available that will provide continuation of the convalescent care benefit payments once the total benefits from the base policy have been exhausted. The optional extended benefit payments can be for 2 years, 4 years, or the remaining life of the insured. Charges for the extension rider are deducted from the base policy account value and vary by the length of extension period selected. The adoption of SOP 03-1 in 2004 resulted in a charge recorded as a cumulative effect of accounting change of $4.2 million pre-tax ($2.7 million after-tax) for the extension of benefit feature in MoneyGuard®.

FSP FAS 97-1 - Situations in Which Paragraphs of FASB Statement No. 97 Permit or Require Accrual of an Unearned Revenue Liability. In June 2004, the FASB issued FSP FAS 97-1 (“FSP 97-1”), which was effective for the third quarter of 2004. FSP 97-1 clarified that SOP 03-1 did not restrict the recording of a liability for unearned revenue as defined in accordance with paragraphs 17(b) and 20 of SFAS 97 to only those situations where profits are followed by expected losses. We implemented the requirements of FSP 97-1, and they did not have any effect on our results of operations.

FSP FAS 106-2 - Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003. In May 2004, the FASB issued FSP FAS 106-2 (“FSP 106-2”), to provide accounting guidance related to the Medicare Prescription Drug Improvement and Modernization Act of 2003 (“the Medicare Act”), which became law in December 2003. The Medicare Act introduces a prescription drug benefit under Medicare, and a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. FSP 106-2 requires sponsors of a post-retirement health care plan that provides retiree prescription drug benefits to reflect the provisions of the Medicare Act in determining post-retirement benefit cost for the first annual or interim period starting after June 15, 2004. We completed our analysis and incorporated the provisions of the Medicare Act in determining other post-retirement benefit costs and the accumulated post-retirement benefit obligation in the third quarter of 2004. Implementation of FSP 106-2 did not have a material effect on our results of operations. For additional information, see Note 8. During 2005, we became eligible to receive the federal subsidy available under the Medicare Act, as the retiree prescription drug benefits included in our retiree medical benefit plan are at least actuarially equivalent to Medicare Part D.

Accounting for Modified Coinsurance. During the fourth quarter of 2003, we implemented the FASB’s Derivative Implementation Group Statement 133 Implementation Issue No. B36 (“DIG B36”). DIG B36 provides that the embedded derivatives included within Modco and CFW reinsurance agreements must be accounted for separately from the underlying reinsurance agreements. Our effective date for implementation of DIG B36 was the October 1, 2003 start date of the fourth quarter. At the time of adoption, we recorded a charge to net income as a cumulative effect of accounting change of $255.2 million after-tax ($392.5 million pre-tax), representing the fair value of the embedded derivatives included in various Modco and CFW reinsurance agreements. In conjunction with the cumulative effect of accounting change, we also recorded an increase in other comprehensive income of $244.6 million after-tax ($376.3 million pre-tax), relating to a release of the liability for unrealized investment gains on the underlying available-for-sale securities, which, prior to the implementation of DIG B36, had been accounted for as gains benefiting the reinsurance companies assuming the risks under the Modco and CFW reinsurance agreements. Concurrent with the initial recording of the embedded derivative associated with these reinsurance arrangements, LNC reclassified related available-for-sale securities to trading securities, resulting in a mark-to-market adjustment of $371.5 million pre-tax ($241.5 million after-tax). The net effect of these adjustments, at the time of implementing DIG B36, was a reduction of $13.7 million in net income and $10.6 million in shareholders’ equity.

3. Recent Developments

On October 9, 2005, we entered into a merger agreement with Jefferson-Pilot Corporation ("Jefferson-Pilot"), as amended on January 26, 2006, pursuant to which Jefferson-Pilot will merge into one of our wholly owned subsidiaries. Jefferson-Pilot, through its subsidiaries, offers full lines of individual life, annuity and investment products, and group life insurance products, disability income and dental policies, and it operates television and radio stations.

Under the terms of the merger agreement, as amended, Jefferson-Pilot shareholders may choose to receive (i) 1.0906 shares of LNC common stock for each of their shares, (ii) $55.96 in cash for each of their shares or (iii) a combination of LNC common stock and cash. Notwithstanding the election, the aggregate amount of the cash payment to Jefferson-Pilot shareholders will equal $1.8 billion. Accordingly, the election of Jefferson-Pilot shareholders may be subject to a pro-rata adjustment. LNC plans to utilize the existing bridge facility (see below) to finance the cash portion of the purchase price at closing and to permanently finance the cash portion of the purchase price as soon as practicable after closing through a combination of senior and subordinated long-term debt or other securities. The transaction, which is subject to the approval of shareholders of both companies, regulatory approvals and customary closing conditions, is expected to close in the second quarter of 2006.

In October 2005, a purported shareholder class action suit for damages was filed in state court in North Carolina naming Jefferson-Pilot, most of the individual members of its board of directors and LNC as defendants. The complaint alleged that certain defendants had breached their fiduciary duties by entering into the merger agreement. The complaint sought, among other things, unspecified compensatory damages. In January 2006, the plaintiffs filed a motion to voluntarily withdraw the lawsuit, which the court granted without prejudice, subject to the restriction that the plaintiffs receive the court’s permission before filing any other actions asserting the same claims in North Carolina or any other jurisdiction. The voluntary dismissal of this action did not involve a settlement or any compensation being paid or promised to plaintiffs.

In December 2005, we entered into a bridge facility with a group of banks to provide for borrowings of up to $2.3 billion in connection with our merger with Jefferson-Pilot and planned share repurchase, and in February 2006, we entered into a Credit and Letter of Credit Facility with a group of banks to provide for borrowings and issuances of letters of credit up to an aggregate amount of $1 billion. See Note 6 for additional information.

4. Investments

The amortized cost, gross unrealized gains and losses, and fair value of securities available-for-sale are as follows:

	Amortized			Fair
(in millions)	Cost	Gains	Losses	Value
2005:
Corporate bonds	$24,939.7	$1,167.0	$(246.0)	$25,860.7
U.S. Government bonds	149.6	12.2	-	161.8
Foreign government bonds	1,118.1	89.4	(4.2)	1,203.3
Asset and mortgage-backed securities:
Mortgage pass-through securities	465.0	4.5	(5.8)	463.7
Collateralized mortgage obligations	3,003.8	25.1	(34.1)	2,994.8
Commercial Mortgage Backed Securities	2,359.7	51.9	(20.9)	2,390.7
Other asset-backed securities	98.9	3.4	(0.3)	102.0
State and municipal bonds	126.1	3.5	(0.8)	128.8
Redeemable preferred stocks	123.1	14.4	(0.1)	137.4
Total fixed maturity securities	32,384.0	1,371.4	(312.2)	33,443.2
Equity securities	136.9	8.5	(0.7)	144.7
Total	$32,520.9	$1,379.9	$(312.9)	$33,587.9
2004:
Corporate bonds	$25,287.7	$1,713.7	$(112.3)	$26,889.1
U.S. Government bonds	151.9	11.1	-	163.0
Foreign government bonds	1,205.6	82.5	(2.2)	1,285.9
Asset and mortgage-backed securities:
Mortgage pass-through securities	729.7	10.2	(1.1)	738.8
Collateralized mortgage obligations	2,677.2	63.0	(8.3)	2,731.9
Commercial Mortgage Backed Securities	2,359.9	112.1	(9.7)	2,462.3
Other asset-backed securities	150.2	7.8	(0.5)	157.5
State and municipal bonds	162.1	4.6	(0.7)	166.0
Redeemable preferred stocks	91.1	15.0	-	106.1
Total fixed maturity securities	32,815.4	2,020.0	(134.8)	34,700.6
Equity securities	145.8	15.8	(0.5)	161.1
Total	$32,961.2	$2,035.8	$(135.3)	$34,861.7

 Future maturities of fixed maturity securities available-for-sale as of December 31, 2005 are as follows:

	Amortized	Fair
(in millions)	Cost	Value
Due in one year or less	$1,069.2	$1,081.2
Due after one year through five years	6,279.9	6,426.4
Due after five years through ten years	9,486.7	9,750.1
Due after ten years	9,620.8	10,234.3
Subtotal	26,456.6	27,492.0
Asset and mortgage-backed securities	5,927.4	5,951.2
Total	$32,384.0	$33,443.2

The foregoing data is based on stated maturities. Actual maturities will differ in some cases because borrowers may have the right to call or pre-pay obligations.

The amortized cost and estimated fair value of investments in asset and mortgage-backed securities available-for-sale summarized by interest rates of the underlying collateral are as follows:

	Amortized	Fair
(in millions)	Cost	Value
Below 5%	$164.3	$161.3
5%-6%	2,530.6	2,503.6
6%-7%	1,911.2	1,915.9
Above 7%	1,321.3	1,370.4
Total	$5,927.4	$5,951.2

The quality ratings for fixed maturity securities available-for-sale are as follows:

(in millions)
		Estimated	% of
NAIC Designation	Rating Agency Equivalent Designation	Fair Value	Total
1	AAA / AA / A	$20,361.4	60.9%
2	BBB	10,577.6	31.6%
3	BB	1,504.9	4.5%
4	B	760.2	2.3%
5	CCC and lower	161.7	0.5%
6	In or near default	77.4	0.2%
		$33,443.2	100.0%

The major categories of net investment income are as follows:

(in millions)	2005	2004	2003
Fixed maturity securities - available-for-sale	$2,030.5	$2,005.7	$2,113.2
Equity securities - available-for-sale	9.6	10.9	12.3
Trading securities	193.7	193.5	46.5
Mortgage loans on real estate	287.6	350.1	338.3
Real estate	50.1	26.9	43.9
Policy loans	118.4	119.8	123.2
Invested cash	63.0	32.2	7.8
Other investments	61.0	55.3	48.7
Investment revenue	2,813.9	2,794.4	2,733.9
Investment expense	111.6	90.3	95.4
Net investment income	$2,702.3	$2,704.1	$2,638.5

Trading securities at fair value retained in connection with Modco and CFW reinsurance arrangements consisted of the following:

(in millions)	2005	2004
Corporate bonds	$2,519.5	$2,522.2
U.S. Government bonds	323.8	309.2
Foreign government bonds	54.5	53.1
Asset and mortgage-backed securities:
Mortgage pass-through securities	28.6	37.7
Collateralized mortgage obligations	120.5	112.4
Commercial Mortgage Backed Securities	158.0	166.1
Other asset-backed securities	8.6	9.3
State and municipal bonds	22.3	22.4
Redeemable preferred stocks	8.0	2.7
Total fixed maturity securities	3,243.8	3,235.1
Equity securities	2.2	2.3
Total	$3,246.0	$3,237.4

The detail of the realized gain (loss) on investments is as follows:

(in millions)	2005	2004	2003
Realized loss on investments and derivative instruments	$(22.1)	$(57.2)	$(19.2)
Gain on transfer of securities from available-for-sale to trading	-	-	371.5
Gain (loss) on reinsurance embedded derivative/trading securities	4.7	(1.0)	4.1
Gain (loss) on sale of subsidiaries/business	14.2	135.0	-
Total realized gain (loss) on investments	$(3.2)	$76.8	$356.4

The detail of the realized loss on investments and derivative instruments is as follows:

(in millions)	2005	2004	2003
Fixed maturity securities available-for-sale
Gross gain	$115.1	$113.8	$336.7
Gross loss	(92.6)	(122.0)	(356.8)
Equity securities available-for-sale
Gross gain	7.8	22.3	27.8
Gross loss	(0.6)	(1.3)	(40.1)
Other investments	9.9	4.5	28.1
Associated amortization of deferred acquisition costs
and provision for policyholder commitments	(51.7)	(52.6)	(2.4)
Investment expenses	(9.6)	(10.4)	(10.0)
Total Investments	(21.7)	(45.7)	(16.7)
Derivative instruments net of associated (amortization)/restoration
of deferred acquisition costs	(0.4)	(11.5)	(2.5)
Total investments and derivative instruments	$(22.1)	$(57.2)	$(19.2)

Provisions (credits) for write-downs and net changes in allowances for loss, which are included in the realized gain (loss) on investments and derivative instruments shown above, are as follows:

(in millions)	2005	2004	2003
Fixed maturity securities available-for-sale	$19.6	$67.9	$249.4
Equity securities available-for-sale	0.5	-	3.4
Mortgage loans on real estate	(6.3)	(2.0)	5.6
Real estate	-	-	4.1
Other long-term investments	0.3	-	-
Guarantees	-	(0.1)	(0.3)
Total	$14.1	$65.8	$262.2

The portion of market adjustment for trading securities still held at December 31, 2005, 2004 and 2003 was a gain (loss) of $(78.8) million, $24.4 million and $334.7 million, respectively.

The change in net unrealized gains (losses) on investments in fixed maturity and equity securities available-for-sale is as follows:

(in millions)	2005	2004	2003
Fixed maturity securities	$(826.0)	$75.2	$145.6
Equity securities	(7.5)	(10.3)	22.9
Total	$(833.5)	$64.9	$168.5

For total publicly traded and private securities we held at December 31, 2005 and 2004 that are in unrealized loss status, the fair value, amortized cost, unrealized loss and total time period that the security has been in an unrealized loss position are presented in the table below.

	Fair	% Fair	Amortized	% Amortized	Unrealized	% Unrealized
(in millions)	Value	Value	Cost	Cost	Loss	Loss
2005
< or = 90 days	$3,028.4	27.3%	$3,061.7	26.8%	$(33.3)	10.6%
> 90 days but < 180 days	5,232.5	47.1%	5,339.2	46.8%	(106.7)	34.1%
> 180 days but < 270 days	377.5	3.4%	387.9	3.4%	(10.4)	3.3%
> 270 days but < 1 year	802.1	7.2%	836.1	7.3%	(34.0)	10.9%
> 1 year	1,658.6	15.0%	1,787.1	15.7%	(128.5)	41.1%
Total	$11,099.1	100.0%	$11,412.0	100.0%	$(312.9)	100.0%

	Fair	% Fair	Amortized	% Amortized	Unrealized	% Unrealized
(in millions)	Value	Value	Cost	Cost	Loss	Loss
2004
< or = 90 days	$2,314.9	44.3%	$2,331.3	43.5%	$(16.4)	12.1%
> 90 days but < 180 days	344.5	6.6%	351.2	6.5%	(6.7)	5.0%
> 180 days but < 270 days	1,122.9	21.5%	1,151.6	21.5%	(28.7)	21.2%
> 270 days but < 1 year	206.0	3.9%	211.0	3.9%	(5.0)	3.7%
> 1 year	1,238.8	23.7%	1,317.3	24.6%	(78.5)	58.0%
Total	$5,227.1	100.0%	$5,362.4	100.0%	$(135.3)	100.0%

For fixed maturity and equity securities available-for-sale with unrealized losses as of December 31, 2005 and 2004, the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous loss position are summarized as follows:

	Less Than
	Or Equal to Twelve Months		Greater Than Twelve Months		Total
		Gross		Gross		Gross
	Carrying	Unrealized	Carrying	Unrealized	Carrying	Unrealized
(in millions)	Value	Losses	Value	Losses	Value	Losses
2005:
Corporate bonds	$6,388.3	$(133.2)	$1,299.5	$(112.8)	$7,687.8	$(246.0)
U.S. Government bonds	3.9	-	-	-	3.9	-
Foreign government bonds	171.0	(2.9)	59.8	(1.4)	230.8	(4.3)
Asset and mortgage-backed securities:
Mortgage pass-through securities	329.7	(4.0)	40.1	(1.8)	369.8	(5.8)
Collateralized mortgage obligations	1,595.4	(27.3)	145.7	(6.8)	1,741.1	(34.1)
Commercial Mortgage Backed Securities	894.7	(16.0)	100.0	(4.9)	994.7	(20.9)
Other asset-backed securities	23.1	(0.2)	-	-	23.1	(0.2)
State and municipal bonds	32.8	(0.5)	13.4	(0.3)	46.2	(0.8)
Redeemable preferred stocks	0.9	(0.1)	0.2	-	1.1	(0.1)
Total fixed maturity securities	9,439.8	(184.2)	1,658.7	(128.0)	11,098.5	(312.2)
Equity securities	0.6	(0.2)	-	(0.5)	0.6	(0.7)
Total	$9,440.4	$(184.4)	$1,658.7	$(128.5)	$11,099.1	$(312.9)
2004:
Corporate bonds	$2,862.3	$(46.5)	$1,032.6	$(65.8)	$3,894.9	$(112.3)
U.S. Government bonds	-	-	-	-	-	-
Foreign government bonds	31.9	(0.4)	37.1	(1.8)	69.0	(2.2)
Asset and mortgage-backed securities:
Mortgage pass-through securities	364.4	(0.9)	12.7	(0.2)	377.1	(1.1)
Collateralized mortgage obligations	474.9	(5.9)	44.7	(2.4)	519.6	(8.3)
Commercial Mortgage Backed Securities	217.2	(2.3)	96.6	(7.4)	313.8	(9.7)
Other asset-backed securities	10.4	(0.5)	-	-	10.4	(0.5)
State and municipal bonds	25.1	(0.3)	15.0	(0.4)	40.1	(0.7)
Redeemable preferred stocks	-	-	0.1	-	0.1	-
Total fixed maturity securities	3,986.2	(56.8)	1,238.8	(78.0)	5,225.0	(134.8)
Equity securities	2.1	-	-	(0.5)	2.1	(0.5)
Total	$3,988.3	$(56.8)	$1,238.8	$(78.5)	$5,227.1	$(135.3)

Securities available-for-sale deemed to have declines in fair value that were other than temporary were written down to fair value. The fixed maturity securities to which these write-downs apply were generally of investment grade at the time of purchase, but were subsequently downgraded by rating agencies to “below-investment grade.” Factors we considered in determining whether declines in the fair value of fixed maturity securities are other than temporary include 1) the significance of the decline, 2) our ability and intent to retain the investment for a sufficient period of time for it to recover, 3) the time period during which there has been a significant decline in value, and 4) fundamental analysis of the liquidity, business prospects and overall financial condition of the issuer. Based upon these factors, securities that have indications of potential impairment are subject to intensive review. Where such analysis results in a conclusion that declines in fair values are other than temporary, the security is written down to fair value. See Note 10 for a general discussion of the methodologies and assumptions used to determine estimated fair values.

The balance sheet captions, real estate and other assets, which includes property and equipment, include accumulated depreciation as follows:

(in millions)	2005	2004
Real estate	$25.6	$23.5
Property and equipment	296.1	274.4

Impaired mortgage loans along with the related allowance for losses are as follows:

(in millions)	2005	2004
Impaired loans with allowance for losses	$65.7	$84.0
Allowance for losses	(9.2)	(15.5)
Net impaired loans	$56.5	$68.5

The allowance for losses is maintained at a level we believe is adequate to absorb estimated probable credit losses. Our periodic evaluation of the adequacy of the allowance for losses is based on our past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay (including the timing of future payments), the estimated value of the underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective, as it requires estimating the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change.

A reconciliation of the mortgage loan allowance for losses for these impaired mortgage loans is as follows:

(in millions)	2005	2004	2003
Balance at beginning-of-year	$15.5	$17.5	$11.9
Provisions for losses	1.7	4.7	16.4
Releases due to principal paydowns	(8.0)	(6.7)	(10.8)
Balance at end-of-year	$9.2	$15.5	$17.5

The average recorded investment in impaired mortgage loans and the interest income recognized on impaired mortgage loans were as follows:

(in millions)	2005	2004	2003
Average recorded investment in impaired loans	$61.9	$100.7	$72.6
Interest income recognized on impaired loans	4.8	9.1	8.1

All interest income on impaired mortgage loans was recognized on the cash basis of income recognition.

As of December 31, 2005 and 2004, we had no mortgage loans on non-accrual status and no mortgage loans past due 90 days and still accruing interest.

As of December 31, 2005 and 2004, we had restructured mortgage loans of $45.2 million and $69.5 million, respectively. We recorded $2.4 million and $3.6 million of interest income on these restructured mortgage loans in 2005 and 2004, respectively. Interest income in the amount of $3.8 million and $6.4 million would have been recorded on these mortgage loans according to their original terms in 2005 and 2004, respectively. As of December 31, 2005 and 2004, we had no outstanding commitments to lend funds on restructured mortgage loans.

As of December 31, 2005, our investment commitments for fixed maturity securities (primarily private placements), mortgage loans on real estate and real estate were $802.6 million. This includes $276.2 million of standby commitments to purchase real estate upon completion and leasing.

The carrying value of fixed maturity securities available-for-sale, mortgage loans on real estate and real estate investments which were non-income producing totaled $67.0 million and $147.4 million at December 31, 2005 and 2004, respectively.

During 2003, we completed a securitization of commercial mortgage loans. In the aggregate, the loans had a fair value of $182.2 million and a carrying value of $167.3 million. We received $182.2 million from the trust for the sale of the loans. A recourse liability was not recorded since we are not obligated to repurchase any loans from the trust that may later become delinquent. The transaction was hedged with interest rate swaps to lock in the value of the loans. We recorded a gain on the hedge of $7.8 million pre-tax and realized a gain on the sale of $14.9 million pre-tax resulting in a total net gain of $22.7 million pre-tax. We did not retain an interest in the securitized assets.

5. Federal Income Taxes

The Federal income tax expense is as follows:

(in millions)	2005	2004	2003
Current	$175.7	$152.8	$30.7
Deferred	67.9	151.3	249.7
Total tax expense	$243.6	$304.1	$280.4

The effective tax rate on pre-tax income is lower than the prevailing corporate Federal income tax rate. A reconciliation of this difference is as follows:

(in millions)	2005	2004	2003
Tax rate times pre-tax income	$376.1	$362.5	$366.6
Effect of:
Tax-preferred investment income	(68.8)	(68.8)	(56.3)
Sale of subsidiary	-	25.9	-
UK taxes	-	-	(10.1)
Tax credits	(13.8)	(13.9)	(15.5)
Change in valuation allowance	(46.8)	(4.4)	-
Other	(3.1)	2.8	(4.3)
Provision for income taxes	$243.6	$304.1	$280.4
Effective tax rate	23%	29%	27%

The Federal income tax asset (liability), which is included in other liabilities on the Consolidated Balance Sheet, is as follows:

(in millions)	2005	2004
Current	$(90.0)	$(36.9)
Deferred	70.2	(40.7)
Total Federal income tax asset (liability)	$(19.8)	$(77.6)

Significant components of our deferred tax assets and liabilities are as follows:

(in millions)	2005	2004
Deferred tax assets:
Insurance and investment contract liabilities	$1,236.8	$1,183.9
Reinsurance deferred gain	291.3	317.9
Net operating and capital loss carryforwards	-	46.8
Modco embedded derivative	102.3	131.9
Postretirement benefits other than pensions	23.4	26.1
Compensation related	177.1	155.5
Ceding commission asset	11.2	13.3
Other	31.3	49.1
Total deferred tax assets	1,873.4	1,924.5
Valuation allowance for deferred tax assets	-	46.8
Net deferred tax assets	1,873.4	1,877.7
Deferred tax liabilities:
Deferred acquisition costs	998.5	721.3
Net unrealized gain on securities available-for-sale	348.5	655.2
Trading security gains	98.1	125.8
Present value of business in-force	259.6	286.7
Other	98.5	129.4
Total deferred tax liabilities	1,803.2	1,918.4
Net deferred tax asset (liability)	$70.2	$(40.7)

Cash paid for Federal income taxes in 2005 and 2004 was $105.0 million and $154.5 million, respectively. Net cash received for Federal income taxes in 2003 was $65.0 million due to the carry back of 2002 tax losses.

We are required to establish a valuation allowance for any gross deferred tax assets that are unlikely to reduce taxes payable in future years’ tax returns. At December 31, 2005, we believe that it is more likely than not that all gross deferred tax assets will reduce taxes payable in future years. Our Federal income tax liability at December 31, 2004 included a valuation allowance of $46.8 million attributable to the net operating losses of our foreign life reinsurance subsidiary domiciled in Barbados. This valuation allowance was reduced to zero as of December 31, 2005.

We have made the decision not to permanently reinvest earnings in Lincoln National (UK) plc. Full U.S. deferred taxes applicable to any un-repatriated earnings have been recorded.

Under prior Federal income tax law, one-half of the excess of a life insurance company’s income from operations over its taxable investment income was not taxed, but was set aside in a special tax account designated as “Policyholders’ Surplus.” On October 23, 2004, President Bush signed into law the “American Jobs Creation Act of 2004.” In 2005 and 2006, the additional tax imposed on distributions from the special tax account, “Policyholders Surplus,” is suspended. In addition, the statute provides that distributions made during the two-year suspension period will first reduce the Policyholders Surplus account balance. Our insurance subsidiaries’ dividend activity for 2005 eliminated the account balance during the suspension period.

The American Jobs Creation Act of 2004 also provided for an election for either 2004 or 2005 of a special one-time tax deduction of 85 percent of certain foreign earnings that are repatriated. Based on our evaluation of the effects of the repatriation provision, we determined it would not be beneficial to make the election for dividends received from our foreign subsidiaries during 2004 and 2005.

We are subject to annual tax examinations from the Internal Revenue Service (“IRS”). The IRS has examined tax years 1996, 1997 and 1998, with assessments resulting in a payment that was not material to the consolidated results of operations. In addition to taxes assessed and interest, the payment included a deposit relating to a portion of the assessment, which we continue to challenge. We believe this portion of the assessment is inconsistent with existing law, and are protesting it through the established IRS appeals process. We are currently under audit by the IRS for years 1999-2002. We do not anticipate that any adjustments that might result from such audits would be material to our consolidated results of operations or financial condition.

6. Supplemental Financial Data

Reinsurance transactions included in insurance premiums and insurance fees on the Consolidated Statements of Income, excluding amounts attributable to the indemnity reinsurance transaction with Swiss Re, are as follows:

(in millions)	2005	2004	2003
Insurance assumed	$1.0	$0.3	$1.0
Insurance ceded	(304.3)	(315.1)	(250.9)
Net reinsurance premiums and fees	$(303.3)	$(314.8)	$(249.9)

Benefits on the Consolidated Statements of Income is net of reinsurance recoveries of $0.6 billion for each of 2005, 2004 and 2003.

A rollforward of deferred acquisition costs on the Consolidated Balance Sheet is as follows:

(in millions)	2005	2004
Balance at beginning-of-year	$3,445.0	$3,147.1
Deferral	903.0	845.3
Amortization	(460.9)	(490.7)
Adjustment related to realized gains on securities available-for-sale and derivatives	(48.5)	(45.6)
Adjustment related to unrealized (gains) losses on securities available-for-sale and derivatives	313.1	(14.7)
Foreign currency translation adjustment	(59.5)	42.9
Cumulative effect of accounting change	-	(39.3)
Balance at end-of-year	$4,092.2	$3,445.0

Realized gains and losses on investments and derivative instruments on the Statements of Income for 2005, 2004 and 2003 are net of amounts amortized against deferred acquisition costs of $48.5 million, $45.6 million and $50.2 million, respectively. In addition, realized gains and losses for 2005, 2004 and 2003 are net of adjustments made to policyholder reserves of $(2.1) million, $(2.9) million and $48.4 million, respectively. We have either a contractual obligation or a consistent historical practice of making allocations of investment gains or losses to certain policyholders and to certain reinsurance arrangements.

A rollforward of deferred sales inducements, included in other assets on the Consolidated Balance Sheet, is as follows:

(in millions)	2005	2004	2003
Balance at beginning-of-year	$85.5	$45.2	$31.1
Capitalized	59.5	50.2	19.2
Amortization	(15.6)	(9.5)	(5.1)
Cumulative effect of accounting change	-	(0.4)	-
Balance at end-of-year	$129.4	$85.5	$45.2

Details underlying underwriting, acquisition, insurance and other expenses on the Consolidated Statements of Income are as follows:

(in millions)	2005	2004	2003
Commissions	$786.4	$698.1	$576.1
Other volume-related expenses	500.8	435.0	328.4
Operating and administrative expenses	914.1	897.4	894.4
Deferred acquisition costs net of amortization	(442.1)	(354.6)	(321.6)
Other intangibles amortization	75.0	130.0	88.2
Taxes, licenses and fees	95.3	104.2	107.5
Restructuring charges	29.5	21.4	53.8
Total	$1,959.0	$1,931.5	$1,726.8

Included in operating and administrative expenses are the expenses for company advertising of approximately $30.7 million, $27.4 million and $21.2 million in 2005, 2004 and 2003, respectively.

During the third quarter of 2005, 2004 and 2003, we completed our annual comprehensive reviews of the assumptions underlying the amortization of DAC, PVIF, DSI and DFEL as well as the reserves related to GMDB and the embedded derivative related to GMWB. As a result of the comprehensive reviews, we recorded net positive prospective unlocking of approximately $63 million pre-tax ($41 million after-tax) and $15 million pre-tax ($10 million after-tax) for 2005 and 2004, respectively, and negative prospective unlocking of approximately $28 million pre-tax ($18 million after-tax) in 2003.

The carrying amount of goodwill by reportable segment as of December 31, is as follows:

(in millions)	2005	2004
Life Insurance Segment	$855.1	$855.1
Investment Management Segment	260.8	260.8
Lincoln Retirement Segment	64.1	64.1
Lincoln UK Segment *	14.2	15.9
Total	$1,194.2	$1,195.9

* See ** below.

For intangible assets subject to amortization, the total gross carrying amount and accumulated amortization in total and for each major intangible asset class by segment are as follows:

	As of December 31, 2005		As of December 31, 2004
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized Intangible Assets:
PVIF
Lincoln Retirement Segment	$225.0	$149.0	$225.0	$132.4
Life Insurance Segment	1,254.2	588.4	1,254.2	527.7
Lincoln UK Segment**	367.5	110.3	410.2	134.1
Client lists
Investment Management Segment	92.2	78.4	91.4	70.5
Total	$1,938.9	$926.1	$1,980.8	$864.7

**
The gross carrying amount and accumulated amortization of the goodwill and present value of in-force for the Lincoln UK segment changed from December 31, 2004 to December 31, 2005, which includes changes due to the translation of the balances from British pounds to U.S. dollars based on the prevailing exchange rate as of the respective balance sheet dates.

The aggregate amortization expense for other intangible assets for 2005, 2004, and 2003 was $75.0 million, $130.0 million and $88.2 million, respectively.

Future estimated amortization of other intangible assets is as follows (in millions):

2006 - $84.8	2007 - $78.2	2008 - $74.8
2009 - $68.9	2010 - $67.0	Thereafter - $639.1

A reconciliation of PVIF for insurance business acquired included in other intangible assets is as follows:

(in millions)	2005	2004
Balance at beginning of year	$1,095.2	$1,196.5
Interest accrued on unamortized balance	61.8	69.2
(Interest rates range from 5% to 7%)
Amortization	(129.0)	(190.0)
Foreign exchange adjustment	(29.0)	19.5
Balance at end-of-year	999.0	1,095.2
Other intangible assets (non-insurance)	13.8	20.9
Total other intangible assets at end-of-year	$1,012.8	$1,116.1

Details underlying contractholder funds on the Consolidated Balance Sheet are as follows:

(in millions)	2005	2004
Premium deposit funds	$21,713.3	$22,215.1
Undistributed earnings on participating business	111.2	145.3
Other	746.1	714.0
Total	$22,570.6	$23,074.4

Details underlying debt on the Consolidated Balance Sheet are as follows:

(in millions)	2005	2004
Short-term debt:
Commercial paper	$119.9	$21.5
Current maturities of long-term debt	-	192.9
Total short-term debt	119.9	214.4
Long-term debt less current portion:
5.25% notes, due 2007	250.4	253.0
6.5% notes, due 2008	100.0	100.1
6.20% notes, due 2011	249.5	249.4
4.75% notes, due 2014	198.9	198.7
7% notes, due 2018	200.2	200.2
Mortgage loans on investment real estate	-	47.2
Total long-term debt	999.0	1,048.6

Junior subordinated debentures issued to affiliated trusts:
7.65% due 2050	179.4	185.2
6.75% due 2052	154.6	154.6
Total	334.0	339.8
Total debt	$1,452.9	$1,602.8

The U.S. commercial paper outstanding at December 31, 2005 had a weighted average interest rate of 4.39%.

Future maturities of long-term debt and junior subordinated debentures issued to affiliated trusts are as follows (in millions):

2006 - $ -	2007 - $250	2008 - $100
2009 - -	2010 - -	Thereafter - $983

In February 2006, we entered into a new credit agreement (the “2006 credit agreement”) with a group of banks, which expires in 2011, that allows for borrowing or issuance of letters of credit of up to $1.0 billion. In December 2005, we entered into a new credit agreement (the “Bridge Facility”) with a group of banks to provide for borrowings of up to $2.3 billion in connection with our merger with Jefferson-Pilot and planned share repurchase. The Bridge Facility is a 364-day facility. Specifically, if we make a drawdown under the Bridge Facility, we may only use the proceeds of the loan to pay up to $1.8 billion to shareholders of Jefferson-Pilot in connection with our previously announced merger with Jefferson-Pilot, which represents the aggregate cash portion of the merger consideration, and/or to repurchase up to $500 million of our common stock.

At December 31, 2005, we maintained two revolving credit agreements with a group of domestic and foreign banks: a $500 million five-year revolving credit facility maturing in December 2009 and a U.K. facility, which was renewed in January 2006 for 10 million pounds sterling ($17 million at December 31, 2005) maturing in November 2006. At December 31, 2005, we did not have any amounts outstanding under any of the bank lines. Both agreements provide for interest on borrowings based on various money market indices. Under the agreements, we must maintain senior unsecured long-term debt ratings of at least S&P A- and Moody’s A3 or be restricted by an adjusted debt to capitalization ratio. At December 31, 2005, we had no outstanding borrowings under the agreements.

In May 2005, our 7.25% senior notes of $193 million matured. On October 1, 2004, we redeemed all $120.3 million of our outstanding 9.125% Debentures due October 1, 2024 for an aggregate redemption amount of $125.5 million. Interest and debt expense in the fourth quarter of 2004 includes approximately $6.3 million ($4.1 million after-tax) relating to the call premium and unamortized issue costs relating to the redemption.

In February 2004, we issued $200 million of 4.75% Notes due February 15, 2014 with semi-annual interest payments in February and August. The notes were priced at 99.297% and net proceeds to the company were $197.3 million. A portion of the net proceeds was used to redeem the 9.125% notes described above with the remainder of the proceeds used for general corporate purposes and to reduce short-term debt. We used a treasury lock to reduce exposure to interest rate changes prior to closing. The treasury lock was closed prior to the issuance of the Notes with a gain of approximately $1 million. This gain, along with the costs of issuance, is being amortized over the life of the Notes.

In July 2003, we redeemed the $200 million 7.40% Trust Originated Preferred Securities (“TOPrS”) issued by Lincoln Capital III and guaranteed by us. A loss of $3.7 million ($5.6 million pre-tax) related to unamortized issuance costs was reported in 2003 related to the redemption. This expense is included in interest and debt expense in the Statements of Income. In September 2003, Lincoln Capital VI, our wholly-owned affiliated trust, issued $150 million of 6.75% Trust Preferred Securities, Series F guaranteed by us. The debentures mature September 11, 2052 and can be redeemed for principal plus accrued interest beginning September 11, 2008.

We also have access to capital from junior subordinated debentures issued to affiliated trusts. These trusts were formed solely for the purpose of issuing preferred securities and lending the proceeds to us. Securities currently outstanding were offered through a series of trusts (Lincoln National Capital V and VI). We own the common securities of these trusts. The only assets of Lincoln National Capital V and VI are the junior subordinated debentures issued by us. Distributions are paid by these trusts to the preferred security holders on a quarterly basis. The principal obligations of these trusts are irrevocably guaranteed by us. Upon liquidation of these trusts, the holders of the preferred securities would be entitled to a fixed amount per share plus accumulated and unpaid distributions. We reserve the right to: 1) redeem the preferred securities at a fixed price plus accumulated and unpaid distributions and; 2) defer the interest payments due on the subordinated debentures for up to 20 consecutive quarters, but not beyond the maturity date of the subordinated debenture. We have determined that the trusts are variable interest entities as defined by FASB Interpretation No. 46, “Consolidation of Variable Interest Entities (“FIN 46”). Prior to the implementation of FIN 46, we consolidated the trusts, which resulted in the elimination of the junior subordinated debentures issued to the affiliated trusts. Upon implementation of FIN 46, we no longer consolidate these trusts. The effect of the deconsolidation was not material.

We paid cash of $90.4 million, $93.0 million and $93.5 million for interest related to our debt and junior subordinated debentures of affiliated subsidiary trusts for 2005, 2004 and 2003, respectively.

At December 31, 2005, we had $600 million of remaining authorization to issue various securities, including debt securities, preferred stock, common stock, warrants, stock purchase contracts and stock purchase units of LNC and trust preferred securities of four subsidiary trusts under an existing shelf registration. In November 2005, our Board of Directors increased our authorization, allowing us to issue up to $4 billion of securities, which includes the $600 million of remaining authorization, under a new shelf registration statement filed in March 2006.

7. Insurance Benefit Reserves

We issue variable contracts through our separate accounts for which investment income and investment gains and losses accrue directly to, and investment risk is borne by, the contractholder (traditional variable annuities). We also issue variable annuity and life contracts through separate accounts that include various types of GMDB, GMWB and GIB. The GMDB features include those where we contractually guarantee to the contract holder either (a) return of no less than total deposits made to the contract less any partial withdrawals, (b) total deposits made to the contract less any partial withdrawals plus a minimum return, or (c) the highest contract value on a specified anniversary date minus any partial withdrawals following the contract anniversary.

The following table provides information on the GMDB features outstanding at December 31, 2005 and 2004. (Note that our variable contracts with guarantees may offer more than one type of guarantee in each contract; therefore, the amounts listed are not mutually exclusive.) The net amount at risk is defined as the current guaranteed minimum death benefit in excess of the current account balance at the balance sheet date.

	In Event of Death
(dollars in billions)	2005	2004
Return of net deposit
Account value	$31.9	$28.4
Net amount at risk	0.1	0.2
Average attained age of contractholders	53	52
Return of net deposits plus a minimum return
Account value	$0.3	$0.3
Net amount at risk	-	-
Average attained age of contractholders	66	65
Guaranteed minimum return	5%	5%
Highest specified anniversary account value minus
withdrawals post anniversary
Account value	$18.8	$15.6
Net amount at risk	0.4	0.6
Average attained age of contractholders	63	62

Approximately $8.2 billion and $4.2 billion of separate account values at December 31, 2005 and 2004 were attributable to variable annuities with a GMWB feature. This GMWB feature offers the contractholder a guarantee equal to the initial deposit adjusted for any subsequent purchase payments or withdrawals. There are one-year and five-year step-up options, which allow the contractholder to step up the guarantee. GMWB features are considered to be derivatives under SFAS 133 resulting in the guarantees being recognized at fair value, with changes in fair value being reported in net income.

At December 31, 2005, we had approximately $1.6 billion of separate account values that were attributable to variable annuities with a GIB feature. All of the outstanding contracts with a GIB feature are still in the accumulation phase.

Separate account balances attributable to variable annuity contracts with guarantees are as follows:

(in billions)	2005	2004
Asset Type
Domestic equity	$32.2	$27.6
International equity	4.2	3.2
Bonds	5.1	4.2
Total	41.5	35.0
Money market	4.0	3.3
Total	$45.5	$38.3
Percent of total variable annuity separate account values	96%	95%

The determination of the GMDB liabilities is based on models that involve a range of scenarios and assumptions, including those regarding expected market rates of return and volatility, contract surrender rates and mortality experience.

The following table summarizes GMDB liabilities:

	GMDB
(in millions)	2005	2004
Balance at January 1	$18.2	$46.4
Cumulative effect of implementation of SOP 03-1	-	(9.7)
Changes in reserves	9.4	(2.1)
Benefits paid	(12.8)	(16.4)
Balance at December 31	$14.8	$18.2

The changes to the benefit reserves amounts above are reflected in benefits in the Consolidated Statements of Income.

Also included in benefits are the results of the hedging program, which included losses of $2.9 million and $19.3 million for GMDB in 2005 and 2004, respectively. We implemented a hedging strategy designed to mitigate the income statement volatility caused by changes in the equity markets, interest rates, and volatility associated with GMWB and the various GMDB features. The hedging strategy is designed such that changes in the value of the hedge contracts move in the opposite direction of changes in the value of the embedded derivative of the GMWB or changes in the reserve for GMDB contracts subject to the hedging strategy. While we actively manages our hedge positions, these hedge positions may not be totally effective to offset changes in the embedded derivative due to, among other things, differences in timing between when a market exposure changes and corresponding changes to the hedge positions, extreme swings in the equity markets and interest rates, market volatility, policyholder behavior, divergence between the performance of the underlying funds and the hedging indices, divergence between the actual and expected performance of the hedge instruments, or our ability to purchase hedging instruments at prices consistent with its desired risk and return trade-off.

8. Benefit Plans

Pension and Other Post-retirement Benefit Plans—U.S. We maintain funded defined benefit pension plans for most of our U.S. employees and, prior to January 1, 1995, most full-time agents. Effective January 1, 2002, the employees’ pension plan was converted to a cash balance formula. Eligible employees retiring before 2012 will have their benefits calculated under both the old final average pay formula and the cash balance formula and will receive the greater of the two calculations. Employees retiring in 2012 or after will receive benefits under the cash balance formula. Benefits under the final average pay formula are based on total years of service and the highest 60 months of compensation during the last 10 years of employment. Under the cash balance formula, employees have guaranteed account balances that earn annual benefit credits and interest credits each year. Annual benefit credits are based on years of service and base salary plus bonus. All benefits accruing under the defined benefit plan for agents were frozen as of December 31, 1994. The plans are funded by contributions to tax-exempt trusts. Our funding policy is consistent with the funding requirements of Federal law and regulations. Contributions are intended to provide not only the benefits attributed to service to date, but also those expected to be earned in the future. Effective January 1, 2005, we amended the employee’s pension plan to include 100% of eligible bonus amounts as compensation under the cash balance formula only.

We sponsor three types of unfunded, nonqualified, defined benefit plans for certain U.S. employees and agents: supplemental retirement plans, a salary continuation plan, and supplemental executive retirement plans. The supplemental retirement plans provide defined benefit pension benefits in excess of limits imposed by Federal tax law.

The salary continuation plan provides certain of our officers with a defined pension benefit based on years of service and final monthly salary upon death or retirement. This plan was frozen as of December 31, 2004. Individuals beginning employment after that date are not eligible to participate. In addition, effective January 1, 2005, the benefit formula for this plan was changed with respect to four executives to improve the level of benefits paid.

The supplemental executive retirement plan provides defined pension benefits for certain executives who became our employees as a result of the acquisition of a block of individual life insurance and annuity business from CIGNA Corporation (“CIGNA”). Effective January 1, 2000, this plan was amended to freeze benefits payable under this plan and a second supplemental executive retirement plan was established for this same group of executives. The benefits payable to these executives under this plan will not be less than they would have been under their preacquistion plan. The benefit is based on an average compensation figure that is not less than the minimum three-year average compensation figure in effect for these executives as of December 31, 1999. Any benefits payable from this plan are reduced by benefits payable from our employees’ defined benefit pension plan.

We also sponsor unfunded plans that provide post-retirement medical, dental and life insurance benefits to full-time U.S. employees and agents who, depending on the plan, have worked for us for 10 years and attained age 55 (60 for agents). Medical and dental benefits are also available to spouses and other dependents of employees and agents. For medical and dental benefits, limited contributions are required from individuals who retired prior to November 1, 1988. Contributions for later retirees, which can be adjusted annually, are based on such items as years of service at retirement and age at retirement. Effective April 1, 2004, the employees’ post-retirement plan was amended to provide that employees and agents not attaining age 50 by that date will not be eligible to receive life insurance benefits when they retire. This amendment to the plan resulted in the immediate recognition at the end of 2003 of a one-time curtailment gain of $2.4 million pre-tax. Life insurance benefits for retirees are noncontributory for employees and agents that attained the age of 50 by April 1, 2004 and meet the eligibility requirements at the time they retire; however, these participants can elect supplemental contributory life benefits up to age 70. Effective July 1, 1999, the agents’ post-retirement plan was amended to require agents retiring on or after that date to pay the full medical and dental premium costs. Beginning January 1, 2002, the employees’ post-retirement plan was amended to require employees not yet age 50 with five years of service by the end of 2001 to pay the full medical and dental premium cost when they retire.

The Medicare Act became law in 2003. Beginning in 2006, the Medicare Act provides various alternatives that could result in an offset to some portion of the costs of prescription drug benefits provided to retirees. In January 2004, the staff of the FASB issued Financial Staff Position No. FAS 106-1, which permits a sponsor of a post-retirement health care plan that provides retiree prescription drug benefits to make a one-time election to defer accounting for the effects of the Medicare Act. We elected to defer accounting for the effects of the Medicare Act. Accordingly, the measures of accumulated post-retirement benefit obligation and periodic post-retirement benefit cost in LNC’s 2003 financial statements do not reflect the effects of the Medicare Act.

In May 2004, the staff of the FASB issued FSP 106-2, which requires sponsors of a post-retirement health care plan that provides retiree prescription drug benefits to reflect the provisions of the Medicare Act in determining post-retirement benefit cost for the first annual or interim period starting after June 15, 2004. We completed our analysis and incorporated the provisions of the Medicare Act in determining other post-retirement benefit costs and the accumulated post-retirement benefit obligation in 2004. The implementation did not have a material effect on our results of operations.

Pension Plan—Non-U.S. The employees of our primary foreign subsidiary are covered by a defined benefit pension plan. The plan provides death and pension benefits based on final pensionable salary. At December 31, 2005 and 2004, plan assets were under the projected benefit obligations by $20.9 million and $83.5 million, respectively. We contributed approximately $77 million in 2005 to our U.K. pension plan, including approximately $71 million in the fourth quarter. See below (U.S. plans) for discussion of the minimum pension liability adjustment for the non-U.S. defined benefit pension plan.

Obligations, Funded Status and Assumptions

Information with respect to U.S. defined benefit plan asset activity and defined benefit plan obligations is as follows:

	U.S.		Non-U.S.		Other
	Pension Benefits		Pension Plan		Post-Retirement Benefits
(in millions)	2005	2004	2005	2004	2005	2004
Change in plan assets:
Fair value of plan assets at beginning-of-year	$555.4	$510.5	$225.0	$196.3	$-	$-
Actual return on plan assets	34.9	54.0	29.7	15.0	-	-
Company contributions	18.0	34.1	76.9	8.1	9.8	8.0
Administrative expenses	(2.3)	(2.2)	-	-	-	-
Benefits paid	(45.5)	(41.0)	(10.5)	(9.5)	(9.8)	(8.0)
Foreign exchange translation	-	-	(26.8)	15.1	-	-
Fair value of plan assets at end-of-year	$560.5	$555.4	$294.3	$225.0	$-	$-
Change in benefit obligation:
Benefit obligation at beginning-of-year	$578.3	$528.7	$308.1	$275.2	$101.2	$96.2
Plan amendments	-	5.3	-	-	-	-
Medicare Part D Subsidy	-	-	-	-	-	(6.4)
Service cost	18.9	17.8	1.1	1.3	2.0	2.0
Interest cost	33.7	33.2	15.1	15.0	5.9	5.6
Plan participants' contributions	-	-	-	-	3.2	1.7
Special termination benefits	-	0.1	-	-	-	-
Actuarial losses	26.4	34.2	35.9	5.5	7.6	10.1
Benefits paid	(45.5)	(41.0)	(10.5)	(9.5)	(9.8)	(8.0)
Foreign exchange translation	-	-	(34.5)	21.0	-	-
Benefit obligation at end-of-year	$611.8	$578.3	$315.2	$308.5	$110.1	$101.2
Underfunded status of the plans	$(51.3)	$(22.9)	$(20.9)	$(83.5)	$(110.1)	$(101.2)
Unrecognized net actuarial losses	105.9	70.3	86.5	80.0	9.8	2.9
Unrecognized prior negative service cost	(8.3)	(9.5)	-	-	-	-
Prepaid (accrued) benefit cost *	$46.3	$37.9	$65.6	$(3.5)	$(100.3)	$(98.3)
Weighted-average assumptions as of December 31:
Weighted-average discount rate	5.75%	6.00%	4.90%	5.30%	5.75%	6.00%
Expected return on plan assets	8.25%	8.25%	5.60%	6.00%	-	-
Rate of increase in compensation:
Salary continuation plan	4.00%	4.00%	-	-	-	-
All other plans	4.00%	4.00%	3.80%	3.80%	4.00%	4.00%

*	In 2004, other post-retirement benefits of $(98.3) million includes a $1.1 million reduction in expense recorded as the cumulative impact of adopting FSP 106-2.

We use December 31 as the measurement date for our pension and post-retirement plans.

The expected return on plan assets was determined based on historical and expected future returns of the various asset classes, using the target plan allocations. We reevaluate this assumption at an interim date each plan year.  For 2006, our expected return on plan assets for the U.S. pension plan will be 8%. The calculation of the accumulated post-retirement benefits obligation assumes a weighted-average annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) of 13.0% for 2005. It further assumes the rate will gradually decrease to 5.0% by 2016 and remain at that level in future periods. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point each year would increase the accumulated post-retirement benefits obligation as of December 31, 2005 and 2004 by $8.3 million and $6.9 million, respectively. The aggregate of the estimated service and interest cost components of net periodic postretirement benefits cost for both 2005 and 2004 would increase by $0.5 million.

Information for our pension plans with accumulated benefit obligations in excess of plan assets is as follows:

(in millions)	2005	2004
U.S. Plan:
Accumulated benefit obligation	$74.4	$153.8
Projected benefit obligation	77.4	156.6
Fair value of plan assets	-	81.8

Non-U.S. Plan:
Accumulated benefit obligation	$312.5	$305.2
Projected benefit obligation	315.2	308.1
Fair value of plan assets	294.3	225.0

Minimum Pension Liability Adjustment

(in millions)	2005	2004
Increase (decrease) in minimum pension liability adjustment
included in other comprehensive income (after-tax):
U.S. plans	$(5.7)	$2.6
Non-U.S. plan	4.7	2.8
Total	$(1.0)	$5.4

(in millions)	2005	2004
Minimum pension liability adjustment included in
accumulated other comprehensive income (after-tax)
U.S. plans	$6.2	$11.9
Non-U.S. plan	53.3	48.6
Total	$59.5	$60.5

Components of Net Periodic Pension Cost

The components of net defined benefit pension plan and post-retirement benefit plan expense are as follows:

	Pension Benefits			Other Postretirement Benefits
(in millions)	2005	2004	2003	2005	2004	2003
U.S. Plans:
Service cost	$19.4	$18.3	$20.8	$2.0	$2.0	$1.6
Interest cost	33.8	33.2	32.1	5.9	5.6	6.0
Expected return on plan assets	(44.0)	(40.9)	(32.0)	-	-	-
Amortization of prior service cost	(1.5)	(2.2)	(2.2)	-	-	-
Recognized net actuarial (gains) losses	1.8	0.7	6.7	0.7	(0.9)	(0.2)
Net periodic benefit expense	$9.5	$9.1	$25.4	$8.6	$6.7	$7.4

Non-U.S. Plans:
Service cost	$1.1	$1.3	$1.1
Interest cost	15.1	15.0	12.6
Expected return on plan assets	(12.6)	(12.3)	(10.0)
Amortization of prior service cost	0.4	0.4	0.3
Recognized net actuarial (gains) losses	2.9	3.1	2.0
Other	-	-	0.8
Net periodic benefit expense	$6.9	$7.5	$6.8

We maintain a defined contribution plan for our U.S. insurance agents. Contributions to this plan are based on a percentage of the agents’ annual compensation as defined in the plan. Effective January 1, 1998, we assumed the liabilities for a non-contributory defined contribution plan covering certain highly compensated former CIGNA agents and employees.

Contributions to this plan are made annually based upon varying percentages of annual eligible earnings as defined in the plan. Contributions to this plan are in lieu of any contributions to the qualified agent defined contribution plan. Effective January 1, 2000, this plan was expanded to include certain highly compensated LNC agents. The combined pre-tax expenses for these plans were $3.2 million, $3.0 million and $3.7 million in 2005, 2004 and 2003, respectively. These expenses reflect both our contribution as well as changes in the measurement of our liabilities under these plans.

Plan Assets

Our U.S. pension plan asset allocations at December 31, 2005 and 2004, by asset category are as follows:

Asset Category	2005	2004
U.S. Plans:
Equity securities	64%	64%
Fixed income securities	34%	32%
Real estate	1%	1%
Cash and cash equivalents	1%	3%
Total	100%	100%

Non-U.S. Plans:
Equity securities	30%	30%
Fixed income securities	67%	65%
Cash and cash equivalents	3%	5%
Total	100%	100%

The primary investment objective of our U.S. defined benefit pension plan is for capital appreciation and income growth, with an emphasis on avoiding undue risk. A secondary objective is for current income. Investments can be made using the following asset classes: both domestic and international equity and fixed income securities, real estate, guaranteed products, venture capital, oil and gas, as well as any other asset classes the investment managers deem prudent. A five-year time horizon is utilized as there are inevitably short-run fluctuations, which will cause variations in investment performance.

Each managed fund is expected to rank in the upper 50% of similar funds over the relevant three and/or five-year periods. Managers not meeting these criteria will be subject to additional due diligence review and possible termination. The following short-term ranges have been established for weightings in the various asset categories:

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

Within the broad ranges provided above, we currently target asset weightings as follows: 64% equities, 35% fixed income, including real estate, and 1% cash. The performance of the plan and the managed funds are monitored on a quarterly basis relative to the plan’s objectives. The performance of the managed fund is measured against the following indices: S&P 500, EAFE, Russell 2000, NAREIT, Lehman US Universal and Salomon (Citigroup) 90-day T-Bill. We review this investment policy on an annual basis.

Our plan assets are principally managed by our Investment Management segment.

Plan Cash Flows

We expect to contribute between $0 and $19 million to our qualified U.S. defined benefit pension plan in 2006. In addition, we expect to fund approximately the following amounts for benefit payments for our unfunded non-qualified U.S. defined benefit plan, U.S. post-retirement benefit plans and non-U.S. defined benefit pension plan:

	Pension Plans		US Post Retirement Plans
(in millions)	Qualified U.S. Defined Benefit Pension Plan	Non-Qualified U.S. Defined Benefit Pension Plans	Reflecting Medicare Part D Subsidy	Medicare Part D Subsidy	Not Reflecting Medicare Part D Subsidy
2006	$29.5	$5.5	$7.1	$(0.6)	$7.7
2007	31.9	6.4	6.5	(0.6)	7.1
2008	34.9	7.3	6.8	(0.6)	7.4
2009	37.1	7.4	7.0	(0.7)	7.7
2010	38.3	6.2	7.3	(0.7)	8.0
Thereafter	235.5	46.2	38.4	(4.8)	43.2

(in millions)	Qualified Non-U.S. Defined Benefit Pension Plan
2006	$12.2
2007	12.2
2008	13.1
2009	13.2
2010	13.8
Thereafter	78.4

401(k), Money Purchase and Profit Sharing Plans. We also sponsor contributory defined contribution plans for eligible U.S. employees and agents. These plans include 401(k) plans and effective April 1, 2001, a defined contribution money purchase plan for eligible employees of Delaware Management Holdings, Inc. (“Delaware”). Our contribution to the 401(k) plans is equal to 50% of each participant’s pre-tax contribution, not to exceed 6% of base pay plus cash bonus, and is invested as directed by the participant. An additional discretionary contribution of up to 100% may be made with respect to a participant’s pre-tax contribution (again up to 6% of base pay plus cash bonus). The amount of discretionary contribution varies according to whether we have met certain performance-based criteria as determined by the Compensation Committee of our Board of Directors. The additional discretionary contributions are in our stock.

Our contribution to Delaware’s defined contribution money purchase plan is equal to 7.5% per annum of each participant’s eligible compensation. For any plan year, eligible compensation is defined as 100% of an eligible participant’s base salary, plus bonus. The amount of bonus is capped such that only 50% of the bonus amounts over $100,000 are considered eligible compensation. Eligible compensation for both the 401(k) and money purchase plans is subject to various limitations under Section 401(a) of the Internal Revenue Code of 1986, as amended.

Expense for the 401(k) and profit sharing plans amounted to $39.2 million, $38.5 million and $36.1 million in 2005, 2004 and 2003, respectively.

Deferred Compensation Plans. We sponsor deferred compensation plans for certain U.S. employees and agents. Plan participants may elect to defer payment of a portion of their compensation, as defined by the plans. Plan participants may select from a menu of “phantom” investment options (identical to those offered under our qualified savings plans) used as investment measures for calculating the investment return notionally credited to their deferrals. Under the terms of these plans, we agree to pay out amounts based upon the aggregate performance of the investment measures selected by the participant. We make matching contributions to these plans based upon amounts placed into the deferred compensation plans by individuals. The amount of our contribution is calculated in a manner similar to the employer match calculation described in the 401(k) plans section above. Expense for these plans amounted to $16.7 million, $14.4 million and $28.7 million in 2005, 2004 and 2003, respectively. These expenses reflect both our employer matching contributions of $7.3 million, $7.3 million and $6.4 million, respectively, as well as increases in the measurement of our liabilities net of the total return swap, described below, under these plans of $9.4 million, $7.1 million and $22.3 million for 2005, 2004 and 2003, respectively.

The terms of the deferred compensation plans provide that plan participants who select our stock as the measure for their investment return will receive shares of LNC stock in settlement of this portion of their accounts at the time of distribution. In addition, participants are precluded from diversifying any portion of their deferred compensation plan account that has been credited to the stock unit fund. Consequently, changes in value of our stock do not affect the expenses associated with this portion of the deferred compensation plans.

In 2004, we established a deferred compensation plan for non-employee directors. The plan allows directors to defer a portion of their annual retainers into the plan and, in addition, we credit deferred stock units annually. The menu of “phantom” investment options is identical to those offered to the employees and agents. The liability associated with this plan was $7.8 million and $0.2 million at December 31, 2005 and 2004, respectively. Amounts previously recorded as liabilities of $1.6 million were reclassified to equity in 2005 for the deferred compensation payable in LNC stock.

Prior to 2003, we made investments aggregating $60 million in a variable annuity contract with investment options similar to the investment options within the deferred compensation plans, with the objective of partially mitigating the earnings effects created by changes in the value of our deferred compensation plan liabilities. The value of the deferred compensation liability and the variable annuity were both marked to market through net income. Income for the change in value of the variable annuity contract was $14.7 million in 2003. In June 2004, we withdrew our variable annuity contract, which had a value of $65.4 million, and entered into a total return swap agreement with a notional amount of $82.5 million and paid no initial premium. We are using the total return swap to mitigate the earnings effects created by the changes in value of our deferred compensation plan liability that result from changes in value of the underlying investment options.

The total liabilities associated with the employee and agent plans were $192.1 million and $165.6 million at December 31, 2005 and 2004, respectively. Amounts previously recorded as liabilities, $50.4 million, were re-classified to equity in 2004 for the deferred compensation payable in LNC stock.

Stock-Based Incentive Compensation Plans. We have various incentive plans for the employees, agents and directors that provide for the issuance of stock options, stock incentive awards, stock appreciation rights, restricted stock awards, restricted stock units (“performance shares”), and deferred stock units.

Delaware Investments U.S., Inc. (“DIUS”) has a separate stock option incentive plan. Information with respect to stock option and performance share awards granted under these plans is provided in the table below.

	2005	2004
Awards
10-year LNC stock options	370,646	429,695
Performance share units	435,827	578,484

Outstanding at December 31
10-year LNC stock options	988,787	625,801
Performance share units	1,577,278	1,221,660

Effective January 1, 2003, LNC began to provide for performance vesting of employee awards under its Incentive Compensation Plan, as amended and restated on March 8, 2001—the “performance shares” referred to above. The performance measures that must be met for vesting to occur are established at the beginning of each three-year performance period. Depending on the performance results for the relevant period, the actual amount of stock options and performance share units awarded could range from zero to 200% of the granted amount. For the 2005 - 2007 cycle, certain participants in the plan selected from seven different combinations of stock options, shares and/or cash to determine the form of their award. All other participants will have their award paid in shares.

Total compensation expense for performance vesting awards for 2005 was $3.4 million relating to stock options, $25.1 million relating to shares and $4.1 million relating to cash awards. Total compensation expense for performance vesting awards for 2004 was $2.1 million relating to stock options, $20.4 million relating to shares and $2.5 million relating to cash awards. The amount of stock option expense for the performance vesting awards is included in the total of our stock option expense as discussed below. All expense calculations for performance vesting stock options, shares, and cash awards that were granted in 2005 and 2004 have been based upon the fair value at date of grant and an estimate of performance achievement over the three-year performance measurement periods. The estimated cost for each award cycle is expensed over the performance period. As the three-year performance periods progress, we refine our estimate of the expense associated with these awards so that by the end of the three-year performance period, our cumulative expense will reflect the actual level of awards that vest.

Stock options awarded under the stock option incentive plans in effect prior to 2003 were granted with an exercise price equal to the market value of our stock at the grant date and, unless cancelled earlier due to certain terminations of employment, expire 10 years from the date of grant. Such options are generally transferable only upon death unless otherwise permitted by the Compensation Committee of our Board of Directors. Options become exercisable in 25% increments over the four-year period following the option grant anniversary date. A “reload option” feature was added on May 14, 1997. In most cases, persons exercising an option after that date using shares of stock have been granted new options in an amount equal to the number of matured shares tendered to exercise the original option award. The reload options are granted for the remaining term of the related original option and have an exercise price equal to the market value of our stock at the date of the reload award. Reload options can be exercised two years after the grant date if the value of the new option has appreciated by at least 25%, or if the reload option expires within 2 years, in which case the options become exercisable one month prior to expiration. The reload feature is not available for options granted after 2002.

Information with respect to our stock options outstanding at December 31, 2005 is as follows:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price

$21 - $30	1,110,476	3.83	$25.58	891,175	$25.69
31 - 40	704,641	3.44	35.75	690,158	35.77
41 - 50	3,589,011	4.94	45.07	2,682,179	44.33
51 - 60	3,513,590	4.44	51.42	3,176,079	51.34
$21 - $60	8,917,718			7,439,591

The option price assumptions used for our stock option incentive plans were as follows:
	2005	2004	2003
Dividend yield	3.1%	2.9%	4.8%
Expected volatility	26.5%	29.5%	39.4%
Risk-free interest rate	4.1%	2.3%	2.3%
Expected life (in years)	4.1	3.4	3.2
Weighted-average fair value per option granted	$9.25	$8.68	$5.88

Information with respect to our incentive plans involving stock options is as follows:

	Options Outstanding		Options Exercisable
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Balance at January 1, 2003	18,608,009	$38.89	10,883,053	$38.87
Granted-original	417,408	25.57
Granted-reloads	130,481	33.19
Exercised (includes shares tendered)	(1,061,447)	25.50
Forfeited	(961,962)	41.41
Balance at December 31, 2003	17,132,489	$39.21	13,038,337	$39.46
Granted-original	465,260	47.52
Granted-reloads	82,343	45.72
Exercised (includes shares tendered)	(2,899,816)	29.69
Forfeited	(2,877,076)	37.21
Balance at December 31, 2004	11,903,200	$42.37	9,981,911	$41.84
Granted-original	370,646	46.77
Granted-reloads	91,858	49.53
Exercised (includes shares tendered)	(2,534,744)	35.31
Forfeited	(913,242)	44.56
Balance at December 31, 2005	8,917,718	$44.41	7,439,591	$44.30

Total compensation expense for our incentive plans involving stock options, including the DIUS stock option incentive plans discussed below, for 2005, 2004 and 2003 was $26.7 million, $34.0 million and $51.5 million, respectively. Included in the above compensation is the acceleration of expense resulting from the 2004 and 2003 realignment activities.

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

Shares acquired upon exercise, provided they have been held for more than six months, may be “put” to Holdings at the most recent determined fair market value per share, subject to the specific terms of the plan agreements. Additionally, shares acquired upon exercise, provided they have been held for more than six months, may be “called” by Holdings or DIUS, as applicable, at the most recent determined fair market value per share. Fair market value is determined using a market transaction approach based on profit margin, assets under management and revenues. The valuation is performed by an outside appraiser at least semi-annually and reviewed by the Compensation Committee. The last valuation was performed as of June 30, 2005 with a value of $143.17 per share.

The option price assumptions used for the DIUS stock option incentive plan was as follows:

	DIUS
	2005	2004	2003
Dividend yield	2.62%	2.47%	2.23%
Expected volatility	45.0%	45.0%	45.0%
Risk-free interest rate	3.9%	3.8%	2.6%
Expected life (in years)	4.6	4.6	4.6
Weighted-average fair value per option granted	$48.84	$42.76	$33.37

At December 31, 2005, DIUS had 10,093,896 shares of common stock outstanding. Information with respect to the options outstanding and options exercisable under the DIUS incentive stock option plan is as follows:

	Options Outstanding		Options Exercisable
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Balance at January 1, 2003	1,087,996	$117.62	280,877	$116.92
Granted-original	277,200	112.02
Forfeited	(161,256)	117.99
Balance at December 31, 2003	1,203,940	$116.28	427,880	$117.06
Granted-original	365,000	136.60
Exercised (includes shares tendered)	(53,218)	116.10
Forfeited	(189,031)	117.26
Balance at December 31, 2004	1,326,691	$121.73	552,259	$116.94
Granted-original	444,100	142.57
Exercised (includes shares tendered)	(124,316)	115.96
Forfeited	(177,281)	119.91
Balance at December 31, 2005	1,469,194	$128.74	696,911	$120.36

At December 31, 2005, options outstanding under the DIUS stock option incentive plan were exercisable at prices ranging from $112.02 to $144.79 with a weighted-average remaining contractual life of 7.6 years. The exercise prices reflect an adjustment of $(13.31) resulting from an amendment to the DIUS stock option incentive plan in 2005 as a result of the sale of DIAL.

Stock Appreciation Rights Incentive Plan. Under our Incentive Compensation Plan, we issue stock appreciation rights (“SARs”) to certain agents who have full-time contracts with us. The SARs under this program are rights on our stock that are cash settled and become exercisable in 25% increments over the four-year period following the SAR grant date. SARs are granted with an exercise price equal to the fair market value of our stock at the date of grant and, unless cancelled earlier due to certain terminations of employment, expire five years from the date of grant. Generally, such SARs are transferable only upon death.

We recognize compensation expense for the SAR program based on the fair value method using an option-pricing model. Compensation expense and the related liability are recognized on a straight-line basis over the vesting period of the SARs. The liability for SARs is marked-to-market through net income. This accounting treatment causes volatility in net income as a result of changes in the market value of our stock. We hedge this volatility by purchasing call options on our stock. Call options hedging vested SARs are also marked-to-market through net income. Total compensation expense recognized for the SAR program for 2005, 2004 and 2003 was $4.5 million, $6.2 million and $6.8 million, respectively. The mark-to-market gain recognized through net income on the call options on our stock for 2005, 2004 and 2003 was $2.8 million, $2.4 million and $0.3 million, respectively. The liability for SARs was $8.5 million and $9.4 million at December 31, 2005 and 2004, respectively.

Information with respect to our SARs incentive plan at December 31, 2005 is as follows:

SARs Outstanding				SARs Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price

$21 - $30	172,337	2.20	$25.11	54,014	$25.11
31 - 40	4,414	2.41	33.31	1,105	33.31
41 - 50	627,625	2.50	45.88	263,398	44.28
51 - 60	293,750	1.20	52.10	218,829	52.10
$21 - $60	1,098,126			537,346

The option price assumptions used for our SAR plan were as follows:

	2005	2004	2003
Dividend yield	3.3%	3.0%	4.6%
Expected volatility	24.0%	25.0%	35.0%
Risk-free interest rate	4.8%	3.1%	3.3%
Expected life (in years)	5.0	5.0	5.0
Weighted-average fair value per SAR granted	$9.06	$8.98	$9.05

Information with respect to our SAR plan is as follows:

	SARs Outstanding		SARs Exercisable
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Balance at January 1, 2003	1,382,248	$39.20	301,108	$32.06
Granted-original	326,650	25.28
Exercised (includes shares tendered)	(63,224)	24.72
Forfeited	(46,150)	39.57
Balance at December 31, 2003	1,599,524	$36.92	597,892	$36.45
Granted-original	190,250	47.58
Exercised (includes shares tendered)	(344,588)	28.32
Forfeited	(153,686)	35.83
Balance at December 31, 2004	1,291,500	$40.90	629,991	$40.34
Granted-original	230,600	46.72
Exercised (includes shares tendered)	(371,839)	34.14
Forfeited	(52,135)	43.87
Balance at December 31, 2005	1,098,126	$44.24	537,346	$45.42

In addition to the stock-based incentives discussed above, we have awarded restricted shares of our stock (non-vested stock) under the incentive compensation plan, generally subject to a three-year vesting period. The fair market value at date of grant of the restricted shares is expensed over the vesting period. Information with respect to our restricted stock awarded from 2003 through 2005 was as follows:

	2005	2004	2003
Number of shares	71,725	115,899	35,851
Weighted-average price per share at time of grant	$45.75	$46.97	$34.03

9. Restrictions, Commitments and Contingencies

Statutory Information and Restrictions

Net income as determined in accordance with statutory accounting practices for our insurance subsidiaries was $742 million, $599 million and $237 million for 2005, 2004 and 2003, respectively. Statutory surplus as determined in accordance with statutory accounting practices for our insurance subsidiaries was $4.0 billion and $3.6 billion at December 31, 2005 and 2004, respectively.

The state of Indiana has adopted certain prescribed accounting practices that differ from those found in NAIC statutory accounting practices and effect the reported statutory surplus for LNL. LNL utilizes the Indiana universal life method to calculate reserves for universal life, which increased statutory surplus by $210 million and $272 million at December 31, 2005 and 2004, respectively. LNL also uses a permitted valuation interest rate on certain annuities, which decreased statutory surplus by $15 million at both December 31, 2005 and 2004.

Our insurance subsidiaries are subject to certain insurance department regulatory restrictions as to the transfer of funds and payment of dividends to the holding company. Generally, these restrictions pose no short-term liquidity concerns for the holding company. Under Indiana laws and regulations, our Indiana insurance subsidiaries, including our primary insurance subsidiary, LNL, may pay dividends to LNC only from unassigned surplus, without prior approval of the Indiana Insurance Commissioner (the “Commissioner”), or must receive prior approval of the Commissioner to pay a dividend if such dividend, along with all other dividends paid within the preceding twelve consecutive months, would exceed the statutory limitation. The current statutory limitation is the greater of (i) 10% of the insurer’s policyholders’ surplus, as shown on its last annual statement on file with the Commissioner or (ii) the insurer’s statutory net gain from operations for the previous twelve months, but in no event to exceed statutory unassigned surplus. Indiana law gives Commissioner broad discretion to disapprove requests for dividends in excess of these limits.

LNL paid dividends of $200 million and $150 million to LNC during 2005 and 2004, respectively, which did not require prior approval of the Commissioner. Based upon anticipated on-going positive statutory earnings and favorable credit markets, LNL expects it could pay dividends of $468 million in 2006 without prior approval from the Commissioner. LNL paid dividends of $200 million to LNC during 2003. Dividends paid by LNL in 2003 were subject to prior approval from the Commissioner because LNL had negative statutory earned surplus as of December 31, 2002.

LNL is recognized as an accredited reinsurer in the state of New York, which effectively enables it to conduct reinsurance business with unrelated insurance companies that are domiciled within the state of New York. As a result, in addition to regulatory restrictions imposed by the state of Indiana, LNL is also subject to the regulatory requirements that the State of New York imposes upon authorized insurers. These include reserve requirements, which differ from Indiana’s requirements.

The New York regulations require LNL to report more reserves to the state of New York. As a result, the level of statutory surplus that LNL reports to New York is less than the statutory surplus reported to Indiana and the National Association of Insurance Commissioners. If New York requires us to maintain a higher level of capital to remain an accredited reinsurer in New York, LNL’s ability to pay dividends to us could be constrained. However, we do not expect that LNL’s ability to pay dividends during 2006 will be constrained as a result of our status in New York.

Lincoln UK’s operations consist primarily of unit-linked life and pension products, which are similar to U.S. produced variable life and annuity products. Lincoln UK’s insurance subsidiaries are regulated by the U.K. Financial Services Authority (FSA) and are subject to capital requirements as defined by the U.K. Capital Resources Requirement (formerly the Required Minimum Solvency Margin). Lincoln UK maintains approximately 1.5 to 2 times the required capital as prescribed by the regulatory resources requirement. Effective January 1, 2005, all insurance companies operating in the U.K have to complete an RBC assessment to demonstrate to the FSA that they hold sufficient capital to cover their risks. RBC requirements in the U.K. are different than the NAIC requirements. In addition, the FSA has imposed certain minimum capital requirements for the combined U.K. subsidiaries. As is the case with regulated insurance companies in the U.S., changes to regulatory capital requirements can impact the dividend capacity of the UK insurance subsidiaries and cash flow to us. During 2005, Lincoln UK paid dividends of $44.3 million to LNC.

Reinsurance Contingencies

In 2001, Swiss Re acquired our reinsurance operation and personal accident business through indemnity reinsurance transactions. We recorded the gain related to the indemnity reinsurance transactions on the business sold to Swiss Re as deferred gain in the liability section of our Consolidated Balance Sheet in accordance with the requirements of SFAS No. 113, “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts” (“SFAS 113”). The deferred gain is being amortized into income at the rate that earnings on the reinsured business are expected to emerge, over a period of 15 years. During 2005, 2004 and 2003 we amortized $50.1 million, after-tax ($77.0 million pre-tax), $57.4 million, after-tax ($88.3 million, pre-tax) and $49.3 million, after-tax ($75.8 million, pre-tax) respectively, of deferred gain on the sale of the reinsurance operation.

As a result of developments and information received in the third quarter of 2003 relating to personal accident matters, we increased reserves on this exited business by $20.9 million, after-tax ($32.1 million pre-tax) with a corresponding increase in reinsurance recoverable from Swiss Re and in the deferred gain. In the third quarter of 2004, we adjusted the deferred gain up by $77 million. As a result, the amortization of the deferred gain in 2004 included an adjustment upward of $9.1 million after-tax.

Because of ongoing uncertainty related to personal accident business, the reserves related to these exited business lines carried on our balance sheet at December 31, 2005 may ultimately prove to be either excessive or deficient. For instance, in the event that future developments indicate that these reserves should be increased, under SFAS 113 LNC would record a current period non-cash charge to record the increase in reserves. Because Swiss Re is responsible for paying the underlying claims to the ceding companies, we would record a corresponding increase in reinsurance recoverable from Swiss Re. However, SFAS 113 does not permit us to take the full benefit in earnings for the recording of the increase in the reinsurance recoverable in the period of the change. Rather, we would increase the deferred gain recognized upon the closing of the indemnity reinsurance transaction with Swiss Re and would report a cumulative amortization “catch-up” adjustment to the deferred gain balance as increased earnings recognized in the period of change. Any amount of additional increase to the deferred gain above the cumulative amortization “catch-up” adjustment must continue to be deferred and will be amortized into income in future periods over the remaining period of expected run-off of the underlying business. We would transfer no cash to Swiss Re as a result of these developments.

Accordingly, even though we have no continuing underwriting risk, and no cash would be transferred to Swiss Re, in the event that future developments indicate our December 31, 2005 personal accident reserves are deficient or redundant, SFAS 113 requires us to adjust earnings in the period of change, with only a partial offset to earnings for the cumulative deferred gain amortization adjustment in the period of change. The remaining amount of increased gain would be amortized into earnings over the remaining run-off period of the underlying business.

Our amounts recoverable from reinsurers represent receivables from and reserves ceded to reinsurers. We obtain reinsurance from a diverse group of reinsurers and monitor concentration as well as financial strength ratings of our principal reinsurers. Our principal reinsurers are strongly rated companies, with Swiss Re representing the largest exposure. We sold our reinsurance business to Swiss Re primarily through indemnity reinsurance arrangements in 2001. Because we are not relieved of our liability to the ceding companies for this business, the liabilities and obligations associated with the reinsured contracts remain on our Consolidated Balance Sheets with a corresponding reinsurance receivable from Swiss Re, which totaled $4.1 billion at December 31, 2005, and is included in amounts recoverable from reinsurers. Swiss Re has funded a trust, with a balance of $1.7 billion at December 31, 2005, to support this business. In addition to various remedies that we would have in the event of a default by Swiss Re, we continue to hold assets in support of certain of the transferred reserves. These assets consist of those reported as trading securities and certain mortgage loans. Our funds withheld and embedded derivative liabilities at December 31, 2005 included $2.0 billion and $0.2 billion, respectively, related to the business reinsured by Swiss Re.

United Kingdom Selling Practices

Various selling practices of the Lincoln UK operations have come under scrutiny by the U.K. regulators. These include the sale and administration of individual pension products and mortgage endowments. Regarding the sale and administration of pension products to individuals, regulatory agencies have raised questions as to what constitutes appropriate advice to individuals who bought pension products as an alternative to participation in an employer-sponsored plan. In cases of alleged inappropriate advice, an extensive investigation has been or is being carried out and the individual put in a position similar to what would have been attained if the individual had remained in an employer-sponsored plan.

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

Also in 2004, Lincoln UK reached a favorable settlement with three liability carriers for reimbursement of certain costs incurred in connection with certain United Kingdom selling practices. The combined effect of the increase to mis-selling reserves referred to above and the favorable settlement resulted in a $9.0 million pre-tax ($5.9 million after-tax) increase in net income.

Based upon our evaluation in 2005, we further increased the reserve for selling practice matters by $11 million pre-tax ($7.2 million after-tax) as a result of greater than expected levels of customer complaints. During 2005, there was aggressive marketing by companies seeking to pursue claims on behalf of individual policyholders prior to the expiration of time limits for making complaint.

At December 31, 2005 and 2004, the aggregate liability associated with Lincoln UK selling practices was $13.4 million and $27.4 million, respectively. On an ongoing basis, Lincoln UK evaluates various assumptions underlying these estimated liabilities, including the expected levels of future complaints and the potential implications with respect to the adequacy of the aggregate liability associated with UK selling practice matters. Any changes in the regulatory position on time limits for making a complaint regarding the sale of mortgage endowment contracts or higher than expected levels of complaints may result in Lincoln UK revising its estimate of the required level of these liabilities. The reserves for these issues are based on various estimates that are subject to considerable uncertainty. Future changes in complaint levels could effect Lincoln UK’s ultimate exposure to mis-selling issues, although we believe that any future change would not materially effect our consolidated financial position.

In addition, we have successfully pursued claims with some of our liability carriers for reimbursement of certain costs incurred in connection with certain United Kingdom selling practices. We are continuing to pursue claims with liability carriers.

Marketing and Compliance Issues

There continues to be a significant amount of federal and state regulatory activity in the industry relating to numerous issues including, but not limited to, market timing and late trading of mutual fund and variable insurance products and broker-dealer access arrangements. Like others in the industry, we have received inquiries including requests for information and/or subpoenas from various authorities including the SEC, NASD, and the New York Attorney General, as well as notices of potential proceedings from the SEC and NASD. We are in the process of responding to, and in some cases have settled or are in the process of settling, certain of these inquiries and potential proceedings. We continue to cooperate fully with such authorities.

Regulators also continue to focus on replacement and exchange issues. Under certain circumstances companies have been held responsible for replacing existing policies with policies that were less advantageous to the policyholder. We continue to monitor compliance procedures to minimize any potential liability. Due to the uncertainty surrounding all of these matters, it is not possible to provide a meaningful estimate of the range of potential outcomes; however it is management’s opinion that future developments will not materially affect our consolidated financial position.

Leases

Certain of our subsidiaries lease their home office properties through sale-leaseback agreements. The agreements provide for a 25-year lease period with options to renew for six additional terms of five years each. The agreements also provide us with the right of first refusal to purchase the properties during the terms of the lease, including renewal periods, at a price defined in the agreements. We also have the option to purchase the leased properties at fair market value as defined in the agreements on the last day of the initial 25-year lease period ending in 2009 or the last day of any of the renewal periods.

Total rental expense on operating leases in 2005, 2004 and 2003 was $64.6 million, $66.3 million and $67.1 million, respectively. Future minimum rental commitments are as follows (in millions):

2006 – $65.2	2008 – $64.4	2010 – $43.5
2007 – 70.9	2009 – 54.4	Thereafter – 25.9

Information Technology Commitment

In February 1998, we signed a seven-year contract with IBM Global Services for information technology services for the Fort Wayne operations. In February 2004, we completed renegotiations and extended the contract through February 2010. Annual costs are dependent on usage but are expected to range from $45 million to $50 million.

Lincoln UK Outsourcing Agreement

Lincoln UK agreed to outsource its customer and policy administration functions to the Capita Group Plc (“Capita”) on August 1, 2002. The contract was originally for a term of 10 years. During 2003, this agreement was converted to an evergreen contract. The annual cost is based on a per-policy charge plus an amount for other services provided. The total costs over the next 10 years of the contract are estimated to be $276 million and annual costs over the next five years are estimated to decline from $31 million to $29 million. The amounts quoted are estimates, as the actual cost will depend on the number of policies in force and the applicable inflation rate for the period concerned. Lincoln UK or Capita may terminate the contract, subject to the necessary conditions being satisfied, by serving six and 12 months notice, respectively.

The services provided to the segment under the Capita agreement are currently deemed to be exempt from value added tax (“VAT”). In a recent ruling by the European Court of Justice regarding a similar arrangement involving a Dutch insurer, it was deemed that VAT should be applied to such an arrangement. The U.K. authorities are required to take note of this ruling in determining U.K. legislation and in July 2005 issued a consultation paper outlining their intention to amend U.K. legislation so that VAT applies to contracts, such as our arrangement with Capita. In December 2005, U.K. authorities postponed their decision to implement legislation until after the European Commission has completed its review of the VAT treatment of insurance and financial services. It is uncertain when this review will be completed and what the outcome will be. Future changes in the application of VAT to Lincoln UK’s outsourcing arrangement with Capita could impact the segment’s results, although we believe that any future change would not materially effect our consolidated financial position.

In return for agreeing to outsource its customer and policy administration functions to Capita, the agreement with Capita included payments that we could receive upon the achievement of certain contingencies. In 2004, we exercised our put options and recognized a gain of $10.1 million pre-tax ($6.6 million after-tax), in respect of the future contingent payments under this arrangement. In 2005, we reached an agreement to settle in full the residual contingent payments under this arrangement, resulting in a gain of $14.2 million pre-tax ($9.2 million after-tax).

Football Stadium Naming Rights Commitment

In 2002, we announced an agreement with the Philadelphia Eagles to name the Eagles’ new stadium Lincoln Financial Field. In exchange for the naming rights, we agreed to pay $139.6 million over a 20-year period through annual payments to the Eagles, which average approximately $6.7 million per year. The total amount includes a maximum annual increase related to the Consumer Price Index (“CPI”). This future commitment has not been recorded as a liability in our balance sheet as it is being accounted for in a manner consistent with the accounting for operating leases under SFAS No. 13, “Accounting for Leases.”

Human Resources Outsourcing Agreement

We agreed to outsource our human resources administration functions, including payroll, to IBM in 2003. The contract is for a term of 10 years and the annual cost is based on per check and per employee charges. The total costs over the life of the contract are estimated to be $37 million, including $28 million over the remainder of the contract from December 31, 2005. Annual costs over the next five years are estimated to decline from $4.2 million to $3.3 million. The actual cost will depend on the number of active employees and the applicable inflation rate for the period concerned.

Procurement Outsourcing Agreement

In November 2004, we entered into a five-year procurement management arrangement with Accenture LLP. Payments under the arrangement are expected to total $25.8 million over the contract term, including a technology access fee of $3 million paid in 2004, aggregate operating fees of $13.8 million, ranging between $3.2 million and $1.9 million per year, and incentive fees aggregating $9.0 million if targeted savings over the contract period are achieved. Depending on the actual level of savings achieved over the contract period, the incentive fee could range from zero to $14.0 million.

Insurance Ceded and Assumed

Our insurance companies cede insurance to other companies. The portion of risks exceeding each company’s retention limit is reinsured with other insurers. We seek reinsurance coverage within the businesses that sell life insurance to limit its liabilities. We reinsure approximately 85% to 90% of the mortality risk on fully underwritten newly issued life insurance contracts. Our current policy is to retain no more than $5.0 million on a single insured life issued on fixed and variable universal life insurance contracts. Additionally, the retention per single insured life for term life insurance and for Corporate Owned Life Insurance (COLI) is $1 million and $2 million, respectively. Portions of our deferred annuity business have been reinsured on a Modco basis with other companies to limit our exposure to interest rate risks. At December 31, 2005, the reserves associated with these reinsurance arrangements totaled $2.2 billion. To cover products other than life insurance, we acquire other insurance coverages with retentions and limits that management believes are appropriate for the circumstances. The accompanying financial statements reflect premiums, benefits and deferred acquisition costs, net of insurance ceded (see Note 6). Our insurance companies remain liable if their reinsurers are unable to meet contractual obligations under applicable reinsurance agreements.

Certain of our insurance companies assume insurance from other companies. At December 31, 2005, our insurance companies provided $56.2 million of statutory surplus relief to other insurance companies under reinsurance transactions. Generally, such amounts are offset by corresponding receivables from the ceding company, which are secured by future profits on the reinsured business. However, our insurance companies are subject to the risk that the ceding company may become insolvent and the right of offset would not be permitted. Our reinsurance operations were acquired by Swiss Re in December 2001, through a series of indemnity reinsurance transactions. Under the indemnity reinsurance agreements, Swiss Re reinsured certain of our liabilities and obligations. Because we are not relieved of our legal liability to the ceding companies, the liabilities and obligations associated with the reinsured contracts remain on our balance sheets with a corresponding reinsurance receivable from Swiss Re.

Letters of Credit

We maintain a $900 million letter of credit facility to issue standby letters of credit on behalf of our subsidiaries and for the benefit of third parties. The term of the LOC facility is five years. These LOCs support our reinsurance needs and specific treaties associated with our reinsurance business acquired by Swiss Re in 2001. LOCs are primarily used to satisfy the U.S. regulatory requirements of domestic clients of the former Reinsurance segment who have contracted with the reinsurance subsidiaries not domiciled in the United States and for the reserve credit provided by our affiliated offshore reinsurance company to our domestic insurance companies for ceded business. The LOC allows the cedents to take credit for reinsured reserves on their statutory balance sheets. At December 31, 2005, there was a total of $848.5 million in outstanding LOCs.

In February 2006, we entered into the 2006 Credit Agreement with a group of banks that allows for borrowing or issuance of letters of credit of up to $1.0 billion. See Note 6 for additional information.

LNL is actively exploring strategies to lessen the burden of increased AXXX reserves associated with its universal life lapse protection rider (“LPR”) product. Strategies include both reinsurance and capital markets solutions that provide for risk transfer and associated reserve and surplus relief. Currently, this business is reinsured with a non-U.S. domiciled subsidiary. At December 31, 2005, there were approximately $545 million in outstanding LOCs under the bank agreements supporting the reinsurance obligations of our non-U.S. domiciled subsidiary to LNL on this LPR business.

Vulnerability from Concentrations

At December 31, 2005, we did not have a material concentration of financial instruments in a single investee or industry. Our investments in mortgage loans principally involve commercial real estate. At December 31, 2005, 27% of such mortgages, or $1 billion, involved properties located in California and Texas. Such investments consist of first mortgage liens on completed income-producing properties and the mortgage outstanding on any individual property does not exceed $37 million. Also at December 31, 2005, we did not have a concentration of: 1) business transactions with a particular customer or lender; 2) sources of supply of labor or services used in the business or; 3) a market or geographic area in which business is conducted that makes it vulnerable to an event that is at least reasonably possible to occur in the near term and which could cause a severe impact to our financial position.

Although we do not have any significant concentration of customers, our Lincoln Retirement segment has had a long-standing distribution relationship with American Funds Distributors (“AFD”) that is significant to this segment. Prior to 2003, AFD used wholesalers who focus on both American Funds mutual funds as well as the American Legacy Variable Annuity products. In 2002, AFD agreed with us to transition the wholesaling of American Legacy to Lincoln Financial Distributors (“LFD”), which was completed in 2003. The American Legacy Variable Annuity product line sold through LFD accounted for about 39%, 33% and 19% of LNC’s total gross annuity deposits in 2005, 2004 and 2003, respectively. In addition, the American Legacy Variable Annuity product line represents approximately 41% and 38% of our total gross annuity account values at December 31, 2005 and 2004, respectively.

Other Contingency Matters

We and our subsidiaries are involved in various pending or threatened legal proceedings, including purported class actions, arising from the conduct of business. In some instances, these proceedings include claims for unspecified or substantial punitive damages and similar types of relief in addition to amounts for alleged contractual liability or requests for equitable relief. After consultation with legal counsel and a review of available facts, it is management’s opinion that these proceedings ultimately will be resolved without materially affecting our consolidated financial position.

State guaranty funds assess insurance companies to cover losses to policyholders of insolvent or rehabilitated companies. Mandatory assessments may be partially recovered through a reduction in future premium taxes in some states. We have accrued for expected assessments net of estimated future premium tax deductions.

Guarantees

We have guarantees with off-balance-sheet risks having contractual values of $3.8 million and $4.6 million at December 31, 2005 and 2004, respectively, whose contractual amounts represent credit exposure.  Certain of our subsidiaries have sold commercial mortgage loans through grantor trusts, which issued pass-through certificates. These subsidiaries have agreed to repurchase any mortgage loans which remain delinquent for 90 days at a repurchase price substantially equal to the outstanding principal balance plus accrued interest thereon to the date of repurchase. In case of default by borrowers, we have recourse to the underlying real estate. It is management’s opinion that the value of the properties underlying these commitments is sufficient that in the event of default, the impact would not be material to us. These guarantees expire in 2009.

We guarantee the repayment of operating leases on facilities which we have subleased to third parties. These guarantees obligate us to make payments in the event the third parties fail to perform their payment obligations under the subleasing agreements. We have recourse to the third parties enabling us to recover any amounts paid under our guarantees. The annual rental payments subject to these guarantees are $14.5 million and expire in 2009.

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

We have derivative instruments with off-balance-sheet risks whose notional or contract amounts exceed the credit exposure. Outstanding derivative instruments with off-balance-sheet risks, shown in notional or contract amounts along with their carrying value and estimated fair values, are as follows:

			Assets (Liabilities)
	Notional or		Carrying Value/
	Contract Amounts		Fair Value
(in millions)	2005	2004	2005	2004
Interest rate derivative instruments:
Interest rate cap agreements	$5,450.0	$4,000.0	$4.8	$3.8
Interest rate futures	1,578.4	255.6	-	-
Interest rate swap agreements	735.0	718.0	11.2	39.6
Treasury lock agreements	200.0	-	-	-
Total interest rate derivative instruments	7,963.4	4,973.6	16.0	43.4

Foreign currency derivative instruments:
Foreign currency swaps	57.7	41.8	(5.3)	(5.6)

Credit derivative instruments:
Credit default swaps	20.0	13.0	-	0.1

Equity indexed derivative instruments:
Equity futures	252.4	99.0	-	-
Total return swaps	100.9	90.4	-	-
Put options	1,375.0	400.0	131.1	39.0
Call options (based on LNC stock)	1.3	1.3	16.6	15.0
Total equity indexed derivative instruments	1,729.6	590.7	147.7	54.0
Embedded derivatives per SFAS No. 133	-	-	(281.9)	(352.3)
Total derivative instruments*	$9,770.7	$5,619.1	$(123.5)	$(260.4)

*
Total derivative instruments for 2005 were composed of an asset of $174.7 million recorded in derivative investments, a $5.9 million liability recorded in insurance policy and claim reserves and a liability of $292.2 million recorded in reinsurance related derivative liability on the Consolidated Balance Sheet. Total derivative instruments for 2004 were composed of an asset of $102.5 million recorded in derivative investments, a $12.5 million contra-liability recorded in insurance policy and claim reserves and a liability of $375.3 million recorded in reinsurance related derivative liability on the Consolidated Balance Sheet.

A reconciliation of the notional or contract amounts for the significant programs using derivative agreements and contracts is as follows:

	Interest Rate		Interest Rate		Interest Rate		Treasury Lock
(in millions)	Cap Agreements		Futures		Swap Agreements		Agreements
	2005	2004	2005	2004	2005	2004	2005	2004
Balance at beginning-of-year	$4,000.0	$2,550.0	$255.6	$-	$718.0	$694.8	$-	$-
New contracts	1,450.0	1,450.0	6,278.8	740.0	37.0	50.5	200.0	-
Terminations and maturities	-	-	(4,956.0)	(484.4)	(20.0)	(27.3)	-	-
Balance at end-of-year	$5,450.0	$4,000.0	$1,578.4	$255.6	$735.0	$718.0	$200.0	$-

	Foreign Exchange		Foreign Currency		Credit Default
(in millions)	Forward Contracts		Swap Agreements		Swaps		Equity Futures
	2005	2004	2005	2004	2005	2004	2005	2004
Balance at beginning-of-year	$-	$15.1	$41.8	$17.9	$13.0	$8.0	$99.0	$9.0
New contracts	44.4	-	30.0	26.0	20.0	10.0	849.6	724.0
Terminations and maturities	(44.4)	(15.1)	(14.1)	(2.1)	(13.0)	(5.0)	(696.2)	(634.0)
Balance at end-of-year	$-	$-	$57.7	$41.8	$20.0	$13.0	$252.4	$99.0

	Total Return				Call Options
(in millions)	Swaps		Put Options		(Based on LNC Stock)
	2005	2004	2005	2004	2005	2004
Balance at beginning-of-year	$90.4	$-	$400.0	$-	$1.3	$1.5
New contracts	10.5	91.1	975.0	400.0	0.2	0.2
Terminations and maturities	-	(0.7)	-	-	(0.2)	(0.4)
Balance at end-of-year	$100.9	$90.4	$1,375.0	$400.0	$1.3	$1.3

Accounting for Derivative Instruments and Hedging Activities

As of December 31, 2005 and 2004, we had derivative instruments that were designated and qualified as cash flow hedges and fair value hedges. We also had derivative instruments that were not designated as hedging instruments. See Note 1 for a detailed discussion of the accounting treatment for derivative instruments. For 2005, 2004 and 2003, we recognized net losses after-DAC and after-tax of $0.8 million, $7.4 million, and $1.6 million, respectively, in net income as a component of realized investment gains and losses. These losses relate to the ineffective portion of cash flow hedges, the change in market value for derivative instruments not designated as hedging instruments, and the loss on swap terminations. For 2005 and 2004, we recognized losses after-DAC and after-tax of $6.7 million and $8.1 million, respectively, in OCI related to the change in market value on derivative instruments that are designated and qualify as cash flow hedges.

Derivative Instruments Designated in Cash Flow Hedges

Interest Rate Swap Agreements. We use interest rate swap agreements to hedge our exposure to floating rate bond coupon payments, replicating a fixed rate bond. An interest rate swap is a contractual agreement to exchange payments at one or more times based on the actual or expected price level, performance or value of one or more underlying interest rates. We are required to pay the counterparty the stream of variable interest payments based on the coupon payments from the hedged bonds, and in turn, receive a fixed payment from the counterparty, at a predetermined interest rate. The net receipts/payments from these interest rate swaps are recorded in net investment income. Gains (losses) on interest rate swaps hedging our interest rate exposure on floating rate bond coupon payments are reclassified from accumulated OCI to net income as bond interest is accrued.

We also use interest rate swap agreements to hedge our exposure to interest rate fluctuations related to the forecasted purchase of assets for certain investment portfolios. The gains (losses) resulting from the swap agreements are recorded in OCI. The gains (losses) are reclassified from accumulated OCI to earnings over the life of the assets once the assets are purchased. As of December 31, 2005, there were no interest rate swaps hedging forecasted asset purchases.

Foreign Currency Swaps. We use foreign currency swaps, which are traded over-the-counter, to hedge some of the foreign exchange risk of investments in fixed maturity securities denominated in foreign currencies. A foreign currency swap is a contractual agreement to exchange the currencies of two different countries at a specified rate of exchange in the future. Gains (losses) on foreign currency swaps hedging foreign exchange risk exposure on foreign currency bond coupon payments are reclassified from accumulated OCI to net income as bond interest is accrued. The foreign currency swaps expire in 2006 through 2015.

Call Options on LNC Stock. We use call options on our stock to hedge the expected increase in liabilities arising from SARs granted on our stock. Upon option expiration, the payment, if any, is the increase in our stock price over the strike price of the option applied to the number of contracts. Call options hedging vested SARs are not eligible for hedge accounting and both are marked to market through net income. Call options hedging nonvested SARs are eligible for hedge accounting and are accounted for as cash flow hedges of the forecasted vesting of SAR liabilities. To the extent that the cash flow hedges are effective, changes in the fair value of the call options are recorded in accumulated OCI. Amounts recorded in OCI are reclassified to net income upon vesting of SARs. Our call option positions will be maintained until such time the SARs are either exercised or expire and our SAR liabilities are extinguished. The SARs expire five years from the date of grant.

Treasury Lock. In 2005, we entered into a treasury lock to hedge the anticipated issuance of debt to finance the merger with Jefferson-Pilot. A treasury lock is an agreement that allows the holder to lock in a benchmark interest rate, so that if the benchmark interest rate increases, the holder is entitled to receive a payment from the counterparty to the agreement equal to the present value of the difference in the benchmark interest rate at the determination date and the locked-in benchmark interest rate. If the benchmark interest rate decreases, the holder must pay the counterparty to the agreement an amount equal to the present value of the difference in the benchmark interest rate at the determination date and the locked-in benchmark interest rate. The receipt (payment) from the termination of a treasury lock is recorded in OCI and is reclassified from accumulated OCI to interest expense over the coupon-paying period of the related senior debt. As of December 31, 2005, we had open treasury locks with notional amounts of $200 million.

Gains and losses on derivative contracts that qualify as cash-flow hedges are reclassified from accumulated OCI to current period earnings. As of December 31, 2005, $16.6 million of the deferred net gains on derivative instruments accumulated in OCI are expected to be reclassified to earnings during 2006. This reclassification is primarily due to the receipt of interest payments associated with variable rate securities and forecasted purchases, payment of interest on our senior debt, the receipt of interest payments associated with foreign currency securities, and the periodic vesting of SARs.

Derivative Instruments Designated as Fair Value Hedges

Interest Rate Swap Agreements. We use interest rate swap agreements to hedge the risk of paying a higher fixed rate of interest on junior subordinated debentures issued to affiliated trusts and on senior debt than would be paid on long-term debt based on current interest rates in the marketplace. We are required to pay the counterparty a stream of variable interest payments based on the referenced index, and in turn, receives a fixed payment from the counterparty, at a predetermined interest rate. The net receipts/payments from these interest rate swaps are recorded as an adjustment to the interest expense related to the debt being hedged. The changes in fair value of the interest rate swap are reported in the Consolidated Statement of Income in the period of change along with the offsetting changes in fair value of the debt being hedged.

All Other Derivative Instruments

We use various other derivative instruments for risk management and income generation purposes that either do not qualify for hedge accounting treatment or have not currently been qualified by us for hedge accounting treatment. The gain or loss related to the change in market value for these derivative instruments is recognized in net income during the period of the change (reported as realized gain (loss) on investments in the Consolidated Statements of Income except where otherwise noted below).

Interest Rate and Equity Futures. We use interest rate and equity futures contracts to hedge the liability exposure on certain options in variable annuity products. These futures contracts require payment between our counterparty and us on a daily basis for changes in the futures index price. Cash settlements on the change in market value of financial futures contracts along with the resulting gains and losses are recorded daily in net income through the benefits line in the Consolidated Statements of Income. The open positions at December 31, 2005 all expire in 2006.

Total Return Swaps. We use total return swaps to hedge a portion of the liability related to our deferred compensation plans. We receive the total return on a portfolio of indexes and pay a floating rate of interest. Cash settlements on the change in market value of the total return swaps along with the resulting gains and losses are recorded in net income through the underwriting, acquisition, insurance and other expenses line in the Consolidated Statements of Income. The open positions at December 31, 2005 do not have a stated contract expiration date.

Foreign Currency Forward Contract. We used foreign currency forward contracts to hedge dividends received from its foreign subsidiary, Lincoln UK.  The foreign currency forward contracts obligate us to deliver a specified amount of currency at a future date at a specified exchange rate. The contract does not qualify for hedge accounting under FAS 133.  Therefore, all gains or losses on the foreign currency forward contracts are recorded as realized gains (losses).

Put Options. We use put options to hedge the liability exposure on certain options in variable annuity products. Put options are contracts that require counterparties to pay us at a specified future date the amount, if any, by which a specified equity index is less than the strike rate stated in the agreement, applied to a notional amount. Cash settlements on the change in market value of the put options along with the resulting gains and losses are recorded in net income through the benefits line in the Consolidated Statements of Income. The open positions at December 31, 2005 expire in 2009 through 2020.

Interest Rate Swap Agreements. We used a forward starting interest rate swap agreement to hedge our exposure to the forecasted sale of mortgage loans. We were required to pay the counterparty a predetermined fixed stream of payments, and in return, received payments based on a floating rate from the counterparty. The net receipts/payments from these interest rate swaps were recorded in realized gain (loss) on investments and derivative instruments. As of December 31, 2005, there were no forward starting interest rate swap agreements.

Interest Rate Cap Agreements. The interest rate cap agreements, which expire in 2006 through 2010, entitle us to receive quarterly payments from the counterparties on specified future reset dates, contingent on future interest rates. For each cap, the amount of such quarterly payments, if any, is determined by the excess of a market interest rate over a specified cap rate multiplied by the notional amount divided by four. The purpose of our interest rate cap agreement program is to provide a level of protection for our annuity line of business from the effect of rising interest rates. The interest rate cap agreements provide an economic hedge of the annuity line of business. However, the interest rate cap agreements are not linked to assets and liabilities on the balance sheet that meet the significantly increased level of specificity required under SFAS 133. Therefore, the interest rate cap agreements do not qualify for hedge accounting under SFAS 133.

Swaptions. Swaptions entitled us to receive settlement payments from the counterparties on specified expiration dates, contingent on future interest rates. For each swaption, the amount of such settlement payments, if any, is determined by the present value of the difference between the fixed rate on a market rate swap and the strike rate multiplied by the notional amount. The purpose of our swaption program was to provide a level of protection for our annuity line of business from the effect of rising interest rates. The swaptions provided an economic hedge of the annuity line of business. However, the swaptions were not linked to specific assets and liabilities on the balance sheet that met the significantly increased level of specificity required under SFAS 133. Therefore, the swaptions did not qualify for hedge accounting under SFAS 133. At December 31, 2005, there were no outstanding swaptions.

Credit Default Swaps. We buy credit default swaps to hedge against a drop in bond prices due to credit concerns of certain bond issuers. A credit swap allows us to put the bond back to the counterparty at par upon a credit event by the bond issuer. A credit event is defined as bankruptcy, failure to pay, or obligation acceleration. We have not currently qualified credit default swaps for hedge accounting under SFAS 133, as amounts are insignificant. As of December 31, 2005, we had no outstanding purchased credit default swaps.

We also sell credit default swaps to offer credit protection to investors. The credit default swaps hedge the investor against a drop in bond prices due to credit concerns of certain bond issuers. A credit swap allows the investor to put the bond back to us at par upon a credit event by the bond issuer. A credit event is defined as bankruptcy, failure to pay, or restructuring. As of December 31, 2005, we had credit swaps with a notional amount of $20.0 million, which expire in 2010.

Call Options on Our Stock. As discussed previously in the Cash Flow Hedges section, we use call options on our stock to hedge the expected increase in liabilities arising from SARs granted on our stock. Call options hedging vested SARs are not eligible for hedge accounting treatment under SFAS 133. Mark-to-market changes are recorded in net income in underwriting, acquisition, insurance and other expenses.

Derivative Instrument Embedded in Deferred Compensation Plan. We have certain deferred compensation plans that have embedded derivative instruments. The liability related to these plans varies based on the investment options selected by the participants. The liability related to certain investment options selected by the participants is marked to market through net income in underwriting, acquisition, insurance and other expenses.

Derivative Instrument Embedded in Modified Coinsurance and Coinsurance with Funds Withheld Arrangements. We are involved in various Modco and CFW reinsurance arrangements that have embedded derivatives. The change in fair value of the embedded derivative, as well as the gains or losses on trading securities supporting these arrangements, flows through net income.

Derivative Instrument Embedded in Variable Annuity Products. We have certain variable annuity products with a GMWB feature that is an embedded derivative. The change in fair value of the embedded derivatives flows through net income through the benefits line in the Consolidated Statements of Income.

Derivative Instruments Embedded in Available-for-Sale Securities. We own various debt securities that (a) contain call options to exchange the debt security for other specified securities of the borrower, usually common stock, or (b) contain call options to receive the return on equity-like indexes. The change in fair value of the embedded derivatives flows through net income. These embedded derivatives have not been qualified for hedge accounting treatment under SFAS 133.

We have used certain other derivative instruments in the past for hedging purposes. Although other derivative instruments may have been used in the past, derivative types that were not outstanding from January 1, 2004 through December 31, 2005 are not discussed in this disclosure.

Additional Derivative Information. Income other than realized gains and losses for the agreements and contracts described above amounted to $28.4 million, $26.8 million and $32.7 million in 2005, 2004 and 2003, respectively. The increase in income for 2005 resulted from a reduction in expenses on futures offset by reductions in income on interest rate swaps, total return swaps and puts.

We are exposed to credit loss in the event of nonperformance by counterparties on various derivative contracts. However, we do not anticipate nonperformance by any of the counterparties. The credit risk associated with such agreements is minimized by purchasing such agreements from financial institutions with long-standing, superior performance records. The amount of such exposure is essentially the net replacement cost or market value less collateral held for such agreements with each counterparty if the net market value is in our favor. At December 31, 2005, the exposure was $160.0 million.

10.  Fair Value of Financial Instruments

The following discussion outlines the methodologies and assumptions used to determine the estimated fair value of our financial instruments. Considerable judgment is required to develop these fair values. Accordingly, the estimates shown are not necessarily indicative of the amounts that would be realized in a one-time, current market exchange of all of our financial instruments.

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

Mortgage Loans on Real Estate. The estimated fair value of mortgage loans on real estate was established using a discounted cash flow method based on credit rating, maturity and future income. The ratings for mortgages in good standing are based on property type, location, market conditions, occupancy, debt service coverage, loan to value, caliber of tenancy, borrower and payment record. Fair values for impaired mortgage loans are based on: 1) the present value of expected future cash flows discounted at the loan’s effective interest rate; 2) the loan’s market price; or 3) the fair value of the collateral if the loan is collateral dependent.

Policy Loans. The estimated fair value of investments in policy loans was calculated on a composite discounted cash flow basis using Treasury interest rates consistent with the maturity durations assumed. These durations were based on historical experience.

Derivative Instruments. We employ several different methods for determining the fair value of our derivative instruments. Fair values for derivative contracts are based on current settlement values. These values are based on: 1) quoted market prices; 2) industry standard models that are commercially available; and 3) broker quotes. These techniques project cash flows of the derivatives using current and implied future market conditions. We calculate the present value of the cash flows to determine the derivatives’ current fair market value.

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

The remainder of the balance sheet captions, “Insurance Policy and Claims Reserves” and “Contractholder Funds” that do not fit the definition of “investment type insurance contracts” are considered insurance contracts. Fair value disclosures are not required for these insurance contracts, nor have we determined the fair value of such contracts. It is our position that not disclosing the fair value of these insurance contracts is important because readers of these financial statements could draw inappropriate conclusions about our shareholders’ equity determined on a fair value basis. It could be misleading if only the fair value of assets and liabilities defined as financial instruments are disclosed. Along with other companies in the insurance industry, we are monitoring the related actions of the various rule-making bodies and attempting to determine an appropriate methodology for estimating and disclosing the “fair value” of their insurance contract liabilities.

Short-term and Long-term Debt. Fair values for our long-term debt issues are based on quoted market prices or estimated using discounted cash flow analysis based on our incremental borrowing rate at the balance sheet date for similar types of borrowing arrangements where quoted prices are not available. For short-term debt, excluding current maturities of long-term debt, the carrying value approximates fair value.

Junior Subordinated Debentures Issued to Affiliated Trusts. Fair values for junior subordinated debentures issued to affiliated trusts are based on quoted market prices.

Guarantees. Our guarantees relate to mortgage loan pass-through certificates. Based on historical performance where repurchases have been negligible and the current status of the debt, none of the loans are delinquent and the fair value liability for the guarantees related to mortgage loan pass-through certificates is insignificant.

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

Separate Accounts. We report assets held in separate accounts at fair value. The related liabilities are also reported at fair value in amounts equal to the separate account assets.

The carrying values and estimated fair values of our financial instruments are as follows:
	2005		2004
	Carrying	Fair	Carrying	Fair
(in millions)	Value	Value	Value	Value
Assets (liabilities):
Securities available-for-sale
Fixed maturities	$33,443.2	$33,443.2	$34,700.6	$34,700.6
Equity	144.7	144.7	161.1	161.1
Trading securities	3,246.0	3,246.0	3,237.4	3,237.4
Mortgage loans on real estate	3,662.6	3,860.0	3,856.9	4,146.3
Policy loans	1,862.2	2,007.7	1,870.6	2,026.6
Derivatives Instruments*	(123.4)	(123.4)	(260.4)	(260.4)
Other investments	452.2	452.2	386.8	386.8
Cash and invested cash	2,311.7	2,311.7	1,661.7	1,661.7
Investment type insurance contracts:
Deposit contracts and certain guaranteed
interest contracts	(21,147.0)	(21,150.2)	(21,703.9)	(21,758.4)
Remaining guaranteed interest and similar	(13.2)	(13.2)	(45.2)	(46.7)
contracts
Short-term debt	(119.9)	(119.9)	(214.4)	(217.6)
Long-term debt	(999.0)	(1,039.7)	(1,048.6)	(1,107.7)
Junior subordinated debentures issued	-	-
to affiliated trusts	(334.0)	(327.1)	(339.8)	(343.0)
Guarantees	-	-	-	-
Investment commitments	-	-	-	0.3

*
Total derivative instruments for 2005 are composed of an asset of $174.7 million recorded in derivative investments, a $5.9 million liability recorded in insurance policy and claim reserves and a liability of $292.2 million recorded in reinsurance related derivative liability. Total derivative instruments for 2004 are composed of an asset of $102.5 million recorded in derivative investments, a $12.5 million contra-liability recorded in insurance policy and claim reserves and a liability of $375.3 million recorded in the reinsurance related derivative liability.

As of December 31, 2005 and 2004, the carrying value of the deposit contracts and certain guaranteed contracts is net of DAC of $383.2 million and $434.4 million, respectively, excluding adjustments for DAC applicable to changes in the fair value of securities. The carrying values of these contracts are stated net of DAC so that they are comparable with the fair value basis.

11. Segment Information

We have four business segments: Lincoln Retirement, Life Insurance, Investment Management and Lincoln UK.

Our Lincoln Retirement segment, with principal operations in Fort Wayne, Indiana, provides tax-deferred investment growth and lifetime income opportunities for its clients through the manufacture and sale of fixed and variable annuities. Through a broad-based distribution network, Lincoln Retirement provides an array of annuity products to individuals and employer-sponsored groups in all 50 states of the United States. Lincoln Retirement distributes some of its products through LFD, as well as LFA, our retail unit. In addition, Lincoln Retirement has alliances with a variety of unrelated companies where we provide the manufacturing platform for annuity products and the alliance company provides investment management, marketing and distribution.

Our Life Insurance segment, with principal operations in Hartford, Connecticut, and additional offices in Fort Wayne, Indiana and Schaumberg, Illinois, focuses on the creation and protection of wealth for its clients through the manufacture and sale of life insurance products throughout the United States. The Life Insurance segment offers universal life, variable universal life, interest-sensitive whole life, corporate owned life insurance, linked-benefit life (a universal life product with a long-term care benefit) and term life insurance. The Life Insurance segment’s products are primarily distributed through LFD and LFA.

Our Investment Management segment, with principal operations in Philadelphia, Pennsylvania, offers a variety of asset management services to retail and institutional clients throughout the United States and certain foreign countries. Its product offerings include mutual funds and managed accounts. It also provides investment management and account administration services for variable annuity products, 401(k), “529” college savings plans, pension, endowment, trust, and other institutional accounts. Retail products are primarily marketed by LFD through financial intermediaries including LFA. Institutional and asset management products are marketed by a separate sales force within Delaware, which works closely with pension consultants. Delaware also provides investment management services for our general account assets.

Our Lincoln UK segment, with principal operations in Barnwood, Gloucester, England, is licensed to do business throughout the United Kingdom. Lincoln UK manages, administers and accepts new deposits on its current block of business and accepts new business for certain products. Lincoln UK’s product portfolio principally consists of unit-linked life and pension products, which are similar to U.S. produced variable life and annuity products.

We report the operations of LFA and LFD and the operations not directly related to the business segments and unallocated corporate items (i.e., corporate investment income, interest expense on corporate debt, unallocated overhead expenses, and the amortization of the gain on the sale of reinsurance business) in Other Operations. The gain resulting from the 2001 indemnity reinsurance transaction with Swiss Re for acquisition of our reinsurance business was deferred and is amortized into earnings at the rate that earnings on the reinsured business are expected to emerge, over a period of 15 years. The ongoing management of the indemnity reinsurance contracts and the reporting of the deferred gain are reported in Other Operations.

Financial data by segment was as follows:

(in millions)	2005	2004	2003
Revenue:
Segment operating revenue:
Lincoln Retirement	$2,258.0	$2,128.0	$1,985.1
Life Insurance	1,993.5	1,952.9	1,906.1
Investment Management (1)	567.8	535.0	474.0
Lincoln UK	318.4	342.2	274.5
Other Operations	1,019.8	852.3	668.3
Consolidating adjustments	(667.7)	(517.2)	(384.0)
Net realized investment results (2)	(3.2)	76.8	356.4
Reserve development net of related amortization on business
sold through reinsurance	1.3	1.3	3.5
Total	$5,487.9	$5,371.3	$5,283.9

Net Income:
Segment operating income:
Lincoln Retirement	$471.5	$414.6	$331.9
Life Insurance	298.9	280.3	264.5
Investment Management	36.0	43.6	34.5
Lincoln UK	43.4	43.5	43.6
Other Operations	1.7	(57.2)	(81.7)
Other Items (3)	(19.1)	(18.0)	(38.8)
Net realized investment results (4)	(2.2)	23.8	231.6
Reserve development net of related amortization on business
sold through reinsurance	0.9	0.9	(18.5)
Income before cumulative effect of accounting change	831.1	731.5	767.1
Cumulative effect of accounting change	-	(24.5)	(255.2)
Net Income	$831.1	$707.0	$511.9

(in millions)	2005	2004
Assets:
Lincoln Retirement	$75,105.6	$68,552.7
Life Insurance	23,850.9	22,805.0
Investment Management	7,377.6	6,391.5
Lincoln UK	9,513.3	9,583.9
Other Operations	15,063.7	14,572.8
Consolidating adjustments	(6,123.5)	(5,686.6)
Total	$124,787.6	$116,219.3

(1)
Revenues for the Investment Management segment include inter-segment revenues for asset management services provided to our other segments. These inter-segment revenues totaled $98.8 million, $105.8 million and $101.2 million for 2005, 2004 and 2003, respectively.

(2)
Includes realized losses on investments of $21.6 million, $45.7 million and $16.7 million for 2005, 2004 and 2003, respectively; realized losses on derivative instruments of $0.5 million, $11.5 million and $2.5 million for 2005, 2004 and 2003, respectively; gain on transfer of securities from available-for-sale to trading of $371.5 million for 2003; gain (loss) on reinsurance embedded derivative/trading securities of $4.7 million, $(1.0) million and $4.1 million in 2005, 2004 and 2003, respectively; and gain on sale of subsidiaries/businesses of $14.2 million and $135.0 million for 2005 and 2004, respectively.

(3)
Includes restructuring charges of $19.1 million, $13.9 million and $35.1 million for 2005, 2004 and 2003, respectively, and loss on the early retirement of subordinated debt of $4.1 million and $3.7 million for 2004 and 2003, respectively.

(4)
Includes realized losses on investments of $14.5 million, $30.0 million and $11.0 million for 2005, 2004 and 2003, respectively; realized losses on derivative instruments of $7.5 million and $1.6 million for 2004 and 2003, respectively; gain on transfer of securities from available-for-sale to trading of $241.5 million for 2003; gain (loss) on reinsurance embedded derivative/trading securities of $3.0 million, $(0.6) million and $2.7 million for 2005, 2004 and 2003, respectively; and gain on sale of subsidiaries/businesses of $9.3 million and $61.9 million for 2005 and 2004, respectively.

Most of our foreign operations are conducted by Lincoln UK. The data for this company is shown above under the Lincoln UK segment heading. The other segments have limited non-U.S. operations. Foreign intracompany revenues are not significant. Financial data for Lincoln UK and the other non-U.S. units is as follows:

(in millions)	2005	2004	2003
Revenue	$333.5	$359.1	$335.0

Income before Federal Income Taxes	$89.0	$89.3	$78.7
Income Tax Expense	31.1	16.0	18.9
Net Income	$57.9	$73.3	$59.8

Assets	$9,527.4	$9,592.4	$8,745.4

 12. Shareholders’ Equity

Our common and series A preferred stocks are without par value.

All of the issued and outstanding series A preferred stock is $3 cumulative convertible and is convertible at any time into shares of common stock. The conversion rate is sixteen shares of common stock for each share of series A preferred stock, subject to adjustment for certain events. The series A preferred stock is redeemable at our option at $80 per share plus accrued and unpaid dividends. Outstanding series A preferred stock has full voting rights, subject to adjustment if we are in default as to the payment of dividends. If LNC is liquidated or dissolved, holders of series A preferred stock will be entitled to payments of $80 per share. The difference between the aggregate preference on liquidation value and the financial statement balance for the series A preferred stock was $0.7 million at December 31, 2005.

We have outstanding one common share purchase (“Right”) on each outstanding share of LNC common stock. A Right will also be issued with each share of LNC common stock that is issued before the Rights become exercisable or expire. If a person or group announces an offer that would result in beneficial ownership of 15% or more of LNC common stock, the Rights will become exercisable and each Right will entitle its holder to purchase one share of LNC common stock for $100. Upon the acquisition of 15% or more of LNC common stock, each holder of a Right (other than the person acquiring the 15% or more) will have the right to acquire the number of shares of LNC common stock that have a market value of two times the exercise price of the Right. If we are acquired in a business combination transaction in which we do not survive, each holder of a Right (other than the acquiring person) will have the right to acquire common stock of the acquiring person having a market value of two times the exercise price of the Right. We can redeem each Right for one cent at any time prior to the tenth day after a person or group has acquired 15% or more of LNC common stock. The Rights expire on November 14, 2006. As of December 31, 2005, there were 173,768,078 Rights outstanding.

During 2005 and 2004, we purchased and retired 2.3 million and 7.6 million shares, respectively, of our common stock at a total cost of $103.6 million and $350.2 million, respectively. There were no repurchases in 2003. The common stock account was reduced for these purchases in proportion to the percentage of shares acquired. The remainder of the purchase price was charged to retained earnings.

The income used in the calculation of our diluted earnings per share is our income before cumulative effect of accounting change and net income, reduced by minority interest adjustments related to outstanding stock options under the DIUS stock option incentive plan of $0.3 million and $0.4 million for 2005 and 2004, respectively.

A reconciliation of the denominator in the calculations of basic and diluted net income and income before cumulative effect of accounting change per share is as follows:

	2005	2004	2003
Denominator: [number of shares]
Weighted-average shares, as used in basic calculation	173,069,552	176,190,662	177,368,137
Shares to cover conversion of preferred stock	259,451	279,619	302,974
Shares to cover non-vested stock	1,307,145	578,682	148,713
Average stock options outstanding during the period	6,659,456	8,850,823	7,261,850
Assumed acquisition of shares with assumed proceeds
and benefits from exercising stock options (at average
market price for the year).	(6,341,673)	(7,714,991)	(6,159,250)
Shares repurchaseable from measured but unrecognized
stock option expense	(112,312)	(200,989)	(437,062)
Average deferred compensation shares	1,302,624	1,033,319	956,405
Weighted-average shares, as used in diluted calculation	176,144,243	179,017,125	179,441,767

We have stock options outstanding, which were issued at prices that are above the current average market price of LNC common stock. In the event the average market price of LNC common stock exceeds the issue price of stock options, such options would be dilutive to our earnings per share and will be shown in the table above. Participants in our deferred compensation plans that select LNC stock for measuring the investment return attributable to their deferral amounts will be paid out in LNC stock. The obligation to satisfy these deferred compensation plan liabilities is dilutive and is shown in the table above.

Details underlying the balance sheet caption “Net Unrealized Gain on Securities Available-for-Sale,” are as follows:

(in millions)	2005	2004
Fair value of securities available-for-sale	$33,587.9	$34,861.7
Cost of securities available-for-sale	32,520.9	32,961.2
Unrealized gain	1,067.0	1,900.5
Adjustments to DAC	(265.9)	(571.7)
Amounts required to satisfy policyholder commitments	(47.2)	(63.3)
Foreign currency exchange rate adjustment	15.7	17.4
Deferred income taxes	(273.0)	(460.0)
Net unrealized gain on securities available-for-sale	$496.6	$822.9

Adjustments to DAC and amounts required to satisfy policyholder commitments are netted against the DAC asset line and included within the Insurance Policy and Claim Reserves line on the balance sheet, respectively.

Details underlying the change in “Net Unrealized Gain on Securities Available-for-Sale, Net of Reclassification Adjustment” shown on the Consolidated Statements of Shareholders’ Equity are as follows:

(in millions)	2005	2004	2003
Unrealized gains (losses) on securities available-for-sale arising during the year	$(475.0)	$126.9	$764.4
Less: Reclassification adjustment for gains on disposals of prior
year inventory included in net income (1)	38.2	79.7	207.9
Less: Federal income tax expense (benefit) on reclassification	(186.9)	17.4	15.3
Less: Transfer from available-for-sale to trading securities	-	-	371.5
Less: Federal income tax expense on transfer	-	-	129.9
Net unrealized gain (loss) on securities available-for-sale, net of
reclassifications and federal income tax expense (benefit)	$(326.3)	$29.8	$39.8

(1)	The reclassification adjustment for gains (losses) does not include the impact of associated adjustments to deferred acquisition costs and amounts required to satisfy policyholder commitments.

The “Net Unrealized Gain on Derivative Instruments” component of other comprehensive income is net of Federal income tax expense (benefit) of $(4.6) million, $2.9 million and $(3.9) million for 2005, 2004 and 2003, respectively, and net of adjustments to DAC of $(7.3) million, $(7.9) million and $(4.5) million for 2005, 2004 and 2003, respectively. We reclassified into net income from other comprehensive income $9.6 million, $22.7 million and $11.6 million for 2005, 2004 and 2003, respectively.

The “Foreign Currency Translation” component of other comprehensive income is net of Federal income tax expense (benefit) of $(38.2) million, $24.4 million and $31.3 million for 2005, 2004 and 2003, respectively.

 13. Acquisitions and Divestitures

Sale of Delaware London-based International Investment Unit

In September 2004, we sold DIAL to the unit’s management group and an unaffiliated investor. We received $180.9 million in cash, of which $141.5 million was paid as a dividend to the holding company, and relief of certain obligations of approximately $19.0 million. Our after-tax gain from the transaction was $46.1 million. We used the funds for general corporate purposes, including debt repayment and share repurchases. The Investment Management segment’s results for 2004 included approximately $12.4 million of income from operations related to DIAL. The sale resulted in a reduction of $22.1 billion in the Investment Management segment’s assets under management at the time of the sale. As of December 31, 2005, approximately $16.4 billion of the Investment Management segment’s remaining assets under management are being sub-advised on our behalf Mondrian, the acquirer. Assets under management sub-advised by Mondrian include retail and institutional mutual funds, managed accounts, Delaware Pooled Trust funds, variable annuity funds and institutional advisory accounts of approximately $2.4 billion, $8.8 billion, $3.8 billion, $1.0 billion, and $0.4 billion, respectively, as of December 31, 2005.

 14. Restructuring Charges

All restructuring charges are included in underwriting, acquisition, insurance and other expenses on the Consolidated Statements of Income in the year incurred.

 2005 Restructuring Plan

During May 2005, LFA implemented a restructuring plan to realign its field management and financial planning support areas. Total pre-tax restructuring charges incurred during 2005 were $6.9 million. These charges, which are included in Other Operations, included employee severance and termination benefits of $4.1 million and rent on abandoned office space of $2.8 million. The remaining reserves totaled $2.7 million at December 31, 2005. The plan is expected to be completed by the third quarter of 2006, except for lease payments on vacated space which run through 2008.

2003 Restructuring Plan

In January 2003, the Life Insurance segment announced that it was realigning its operations in Hartford, Connecticut and Schaumburg, Illinois to enhance productivity, efficiency and scalability while positioning the segment for future growth. In February 2003, Lincoln Retirement announced plans to consolidate its fixed annuity operations in Schaumburg, Illinois into Fort Wayne, Indiana. In June 2003, we announced that we were combining our retirement and life insurance businesses into a single operating unit focused on providing wealth accumulation and protection, income distribution and wealth transfer products. In August 2003, we announced additional realignment activities, which impacted all of our domestic operations.

The following table provides information about the 2003 restructuring plans.

	Life Insurance		Fixed Annuity		Realignment
	Realignment		Consolidation		June/August
(in millions)	Jan 2003		Feb 2003		2003		Total
Total charges, net of reversals	$25.8		$4.8		$99.8		$130.4

Incurred through 2004
Employee severance and termination benefits	$7.0		$1.9		$38.2		$47.1
Write-off of impaired assets	1.9		-		4.9		6.8
Other Costs:
Rent on abandoned office space	6.1		2.2		5.0		13.3
Other	7.4		0.2		2.1		9.7
Total Restructuring Charges (pre-tax) through 2004	22.4		4.3		50.2		76.9
Expended through 2004	21.6		3.9		45.0		70.5
Reversed through 2004	-		-		1.7		1.7
Restructuring reserve at December 31, 2004	$0.8		$0.4		$3.5		$4.7

Amounts incurred in 2005
Employee severance and termination benefits	$-		$-		$1.6		$1.6
Write-off of impaired assets	-		-		16.5		16.5
Other Costs:
Rent on abandoned office space	-		-		1.2		1.2
Other	1.4		-		2.1		3.5
Total 2005 Restructuring Charges (pre-tax)	1.4		-		21.4		22.8
Amounts expended in 2005	1.4		-		23.7		25.1
Amounts reversed in 2005	-		-		0.2		0.2
Restructuring reserve at December 31, 2005	$0.8		$0.4		$1.0		$2.2

Additional amounts expended that do not qualify as restructuring charges:
Through 2004	$2.0		$0.5		$22.8		$25.3
Year ended December 31, 2005	-		-		7.3		7.3
Expense savings realized in 2004 (pre-tax)	$20.0		$6.4		$73.6		$100.0
Total annual expense savings realized through 2005 (pre-tax)	$20.0		$6.4		$98.6		$125.0
Completion date	4th Quarter		4th Quarter		4th Quarter
	2005	*	2005	*	2005	*

*All realignment activitites were completed as of December 31, 2005. The remaining reserves primarily relate to future lease payments on exited properties, which will run through 2008.

Pre-tax restructuring charges for the June/August realignment activities for 2005 by segment were as follows: Retirement ($17.4 million), Life Insurance ($3.3 million), and Other Operations ($0.7 million).

Pre-tax restructuring charges for the June/August realignment activities for 2004 were as follows: Retirement ($6.2 million), Life Insurance ($0.6 million), Investment Management ($1.6 million), and Other Operations ($9.9 million).

Pre-tax restructuring charges for the June/August realignment activities for 2003 were as follows: Retirement ($15.9 million), Life Insurance ($1.7 million), Investment Management ($7.1 million), and Other Operations ($7.2 million).

1999 and 2000 Restructuring Plans

During 1999 and 2000, we implemented restructuring plans relating to the Lincoln UK’s operations. In addition to various other activities, these plans involved vacating leased facilities. All other plan activities have been completed and the remaining reserves relate to future lease payments on exited properties, which run through 2016. The remaining reserves for these plans totaled $6.3 million at December 31, 2005.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

There have been no disagreements with LNC’s independent registered public accounting firm that are reportable pursuant to Item 304 of Regulation S-K.

Item 9A. Controls and Procedures

(a) Conclusions Regarding Disclosure Controls and Procedures

We maintain disclosure controls and procedures, which are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of December 31, 2005, we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us and our consolidated subsidiaries required to be disclosed in our periodic reports under the Exchange Act.

(b) Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting is included on page 103 of “Item 8. Financial Statements and Supplementary Data” and is incorporated herein by reference.

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

(c) Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2005, we implemented certain changes in internal controls in connection with a procurement outsourcing project. The implementation required changes in certain financial processes, software and personnel. Based on our review of key controls involved in these processes, we determined that these changes have materially affected or are reasonably likely to materially affect our internal control over financial reporting. These changes were related to a process improvement initiative and were not in response to an identified deficiency in internal controls over financial reporting.

Item 9B. Other Information

There were no matters that were required to be reported under this item.

PART III

Item 10. Directors and Executive Officers of the Registrant

See “Executive Officers of Registrant” in Part I above. Information for this item relating to directors of LNC is incorporated by reference to the sections captioned “THE BOARD OF DIRECTORS AND COMMITTEES—Current Committee Membership and Meetings Held During 2005,” “THE BOARD OF DIRECTORS AND COMMITTEES—Audit Committee,” “Item 1—Election of Directors” and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” of LNC’s Proxy Statement for the Annual Meeting scheduled for June 9, 2006.

We have adopted a code of ethics, which we refer to as our Code of Conduct, that applies, among others, to our principal executive officer, principal financial officer, principal accounting officer, or controller, and other persons performing similar functions. The Code of Conduct is posted on our Internet website (www.lfg.com). LNC will provide to any person without charge, upon request, a copy of such code. Requests for the Code of Conduct should be directed to: Corporate Secretary, Lincoln National Corporation, 1500 Market Street, Suite 3900, Centre Square West, Philadelphia, PA 19102-2112. We intend to disclose any amendment or waiver from the provisions of our Code of Conduct that applies to our directors and executive officers on our website (www.lfg.com).

Item 11. Executive Compensation

Information for this item is incorporated by reference to the sections captioned “EXECUTIVE COMPENSATION” and “COMPENSATION OF DIRECTORS,” of LNC’s Proxy Statement for the Annual Meeting scheduled for June 9, 2006, except that sections captioned “THE REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION” and “COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN” shall not be deemed incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information for this item is incorporated by reference to the section captioned “Security Ownership” of LNC’s Proxy Statement for the Annual Meeting scheduled for June 9, 2006.

Securities Authorized for Issuance Under Equity Compensation Plans

The table below provides information as of December 31, 2005 regarding securities authorized for issuance under LNC’s equity compensation plans.  See Note 8 to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for a brief description of our equity compensation plans.

	(a)	(b)	(c)
	Number of securities	Weighted-average	Number of securities remaining
	to be issued upon	exercise price of	available for future issuance
	exercise of	outstanding	under equity compensation
	outstanding options,	options, warrants	(excluding securities reflected
	warrants and rights	and rights	in column (a))
Equity compensation plans approved by shareholders	13,551,469 [1]	$44.41	6,445,533 [2]

Equity compensation plans not approved by shareholders	None	0	0

[1]	This amount includes the following:

	•	7,366,709 outstanding options.

•
993,694 and 3,798,332 represent outstanding long-term incentive awards, based on the maximum amounts potentially payable under the awards in stock options and shares (including potential dividend equivalents). The long-term incentive awards have not been earned as of December 31, 2005. The number of options and shares, if any, to be issued pursuant to such awards will be determined based upon our, and in some cases, our subsidiaries performance, over the applicable three-year performance period. Since the shares that may be received in payment of the awards have no exercise price, they are not included in weighted-average exercise price calculation in column (b). The long-term incentive awards are all issued under our Amended and Restated Incentive Compensation Plan (“ICP”).

•	4,870 outstanding restricted stock units.

•	1,387,864 outstanding deferred stock units.

[2]
Includes up to 5,877,533 securities available for issuance in connection with restricted stock, restricted stock units, performance stock unit, deferred stock and deferred stock unit awards under the ICP.  Shares that may be issued in payment of awards, other than options and stock appreciation rights, shall reduce the number of securities remaining available for future issuance under equity compensation plans at a ratio of 3.25-to-1.

Item 13. Certain Relationships and Related Transactions

Information for this item is incorporated by reference to the section captioned “Related Party Transactions” of LNC’s Proxy Statement for the Annual Meeting scheduled for June 9, 2006.

Item 14. Principal Accountant Fees and Services

Information for this item is incorporated by reference to the sections captioned “ITEM 2—RATIFICATION OF THE APPOINTMENT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM—Registered Independent Public Accounting Firm Fees and Services” and “ITEM 2—RATIFICATION OF THE APPOINTMENT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM—Audit Committee Pre-Approval Policy” of LNC’s Proxy Statement for the Annual Meeting scheduled for June 9, 2006.

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

LINCOLN NATIONAL CORPORATION

Date: March 14, 2006	By:	/s/ FREDERICK J. CRAWFORD
Frederick J. Crawford Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 14, 2006.

Signature	Title

/s/ JON A. BOSCIA Jon A. Boscia	Chairman, Chief Executive Officer and Director (Principal Executive Officer)

/s/ FREDERICK J. CRAWFORD Frederick J. Crawford	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ DOUGLAS N. MILLER Douglas N. Miller	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

/s/ MARCIA J. AVEDON, Ph.D. Marcia J. Avedon, Ph.D.	Director

/s/ WILLIAM J. AVERY William J. Avery	Director

/s/ J. PATRICK BARRETT J. Patrick Barrett	Director

/s/ JENNE K. BRITELL, PH.D. Jenne K. Britell, Ph.D.	Director

/s/ ERIC G. JOHNSON Eric G. Johnson	Director

/s/ M. LEANNE LACHMAN M. Leanne Lachman	Director

/s/ MICHAEL F. MEE Michael F. Mee	Director

/s/ RON J. PONDER, PH.D. Ron J. Ponder, Ph.D.	Director

/s/ JILL S. RUCKELSHAUS Jill S. Ruckelshaus	Director

/s/ GLENN F. TILTON Glenn F. Tilton	Director

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, are inapplicable, or the required information is included in the consolidated financial statements, and therefore omitted.

LINCOLN NATIONAL CORPORATION
SCHEDULE I—SUMMARY OF INVESTMENTS—OTHER THAN INVESTMENTS IN
RELATED PARTIES

	December 31, 2005 (000s omitted)
Column A	Column B	Column C	Column D
			Amount at Which
			Shown in the
	Cost	Fair Value	Balance Sheet
Type of Investment
Fixed maturity securities available-for-sale (1):
Bonds:
United States government and government agencies and authorities	$149,591	$161,797	$161,797
States, municipalities and political subdivisions	126,171	128,767	128,767
Asset/Mortgage-backed securities	5,927,381	5,951,228	5,951,228
Foreign governments	1,118,084	1,203,263	1,203,263
Public utilities	2,380,878	2,485,250	2,485,250
Convertibles and bonds with warrants attached	7,833	8,292	8,292
All other corporate bonds	22,550,983	23,367,159	23,367,159
Redeemable preferred stocks	123,109	137,448	137,448
Total Fixed maturity securities available-for-sale	32,384,030	33,443,204	33,443,204
Equity securities available-for-sale (1):
Common stocks:
Public Utilities	-	-	-
Banks, trusts and insurance companies	45,592	47,908	47,908
Industrial, miscellaneous and all other	5,582	8,038	8,038
Nonredeemable preferred stocks	85,687	88,758	88,758
Total Equity securities available-for-sale	136,861	144,704	144,704
Trading Account Investments	2,965,695	3,246,049	3,246,049
Mortgage loans on Real Estate	3,662,648	3,860,021	3,662,648
Real Estate:
Investment properties	182,637	195,943	182,637
Acquired in satisfaction of debt	62	80	62
Policy Loans	1,862,224	2,007,722	1,862,224
Derivative instruments	189,393	174,738	174,738
Other investments	452,150	452,150	452,150
Total Investments	$41,835,700		$43,168,416

(1)	Investments deemed to have declines in value that are other than temporary are written down or reserved for to reduce the carrying value to their estimated realizable value.

LINCOLN NATIONAL CORPORATION
SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS
Lincoln National Corporation (Parent Company Only)

	December 31
	2005	2004
	(000s omitted)
Assets:
Investments in subsidiaries *	$6,541,277	$6,354,188
Investments	35,305	31,000
Derivative instruments	2,178	10,770
Cash and invested cash	229,031	217,445
Loans to subsidiaries *	1,284,786	1,380,015
Federal income taxes recoverable	61,660	19,637
Other assets	42,642	53,693
Total Assets	8,196,789	8,066,748
Liabilities and Shareholders' Equity
Liabilities:
Dividends payable	65,976	63,344
Short-term debt	119,900	214,415
Long-term debt	998,995	1,001,454
Junior subordinated debentures issued to affiliated trusts	333,987	339,800
Loans from subsidiaries *	261,400	233,720
Accrued expenses and other liabilities	32,232	38,426
Total Liabilities	1,812,490	1,891,159
Shareholders' Equity:
Series A preferred stock-10,000,000 shares authorized
(2005 liquidation value-$1,241)	524	566
Common stock-800,000,000 shares authorized	1,774,584	1,654,785
Retained earnings	4,081,504	3,589,533
Accumulated Other Comprehensive Income:
Net unrealized gain on securities available-for-sale	496,577	822,851
Net unrealized gain on derivative instruments	7,341	14,032
Foreign currency translation adjustment	83,364	154,301
Minimum pension liability adjustment	(59,505)	(60,479)
Total Accumulated Other Comprehensive Income	527,777	930,705
Total Shareholders' Equity	6,384,389	6,175,589
Total Liabilities and Shareholders' Equity	$8,196,789	$8,066,748

*	Eliminated in consolidation.

LINCOLN NATIONAL CORPORATION
SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
STATEMENTS OF INCOME
Lincoln National Corporation (Parent Company Only)

	Year Ended December 31
	2005	2004	2003
	(000s omitted)
Revenue:
Dividends from subsidiaries*	$305,911	$413,726	$251,000
Interest from subsidiaries*	81,232	79,874	81,528
Net investment income	8,599	7,335	5,381
Realized gain (loss) on investments	(639)	155	(2)
Other	1,054	1,323	14,725
Total Revenue	396,157	502,413	352,632

Expenses:
Operating and administrative	2,994	17,360	10,372
Interest-subsidiaries*	7,895	4,615	3,928
Interest-other	88,650	94,496	89,852
Total Expenses	99,539	116,471	104,152

Income Before Federal Income Tax Benefit, Equity in Income of Subsidiaries,
Less Dividends	296,618	385,942	248,480
Federal income tax benefit	8,894	10,546	1,813
Income Before Equity in Income (Loss) of Subsidiaries, Less Dividends	305,512	396,488	250,293
Equity in income of subsidiaries, less dividends	525,543	310,521	261,643
Net Income	$831,055	$707,009	$511,936

*	Eliminated in consolidation.

LINCOLN NATIONAL CORPORATION
SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)
STATEMENTS OF CASH FLOWS
Lincoln National Corporation (Parent Company Only)

	Year Ended December 31
	2005	2004	2003
	(000s omitted)
Cash Flows from Operating Activities:
Net Income	$831,055	$707,009	$511,936
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of subsidiaries greater than distributions*	(525,543)	(310,521)	(261,643)
Realized (gain) loss on investments	639	(155)	2
Federal income taxes	(42,023)	(6,728)	(17,254)
Other	5,753	4,726	(20,768)
Net Adjustments	(561,174)	(312,678)	(299,663)
Net Cash Provided by Operating Activities	269,881	394,331	212,273

Cash Flows from Investing Activities:
Net sales (purchases) of investments	(5,000)	118,865	(142,966)
Increase in investment in subsidiaries*	(14,000)	(102,500)	(25,000)
Other	5,976	69,309	16,255
Net Cash Provided by (Used in) Investing Activities	(13,024)	85,674	(151,711)

Cash Flows from Financing Activities:
Repayment of long-term debt	(192,915)	(125,512)	-
Issuance of long-term debt	-	197,294	-
Net decrease in short-term debt	98,400	(22,485)	(97,135)
Increase (decrease) in loans from subsidiaries*	21,867	(138,578)	(21,574)
Decrease in loans to subsidiaries*	95,229	26,659	192,306
Common stock issued for benefit plans	90,824	82,033	12,699
Retirement of common stock	(103,591)	(350,229)	-
Dividends paid to shareholders	(255,085)	(249,152)	(240,349)
Net Cash Used in Financing Activities	(245,271)	(579,970)	(154,053)
Net Increase (Decrease) in Cash	11,586	(99,965)	(93,491)
Cash and Invested Cash at Beginning of the Year	217,445	317,410	410,901
Cash and Invested Cash at End-of-Year	$229,031	$217,445	$317,410

*	Eliminated in consolidation.

LINCOLN NATIONAL CORPORATION
SCHEDULE III—SUPPLEMENTARY INSURANCE INFORMATION

Column A	Column B	Column C	Column D	Column E	Column F
Segment	Deferred Acquisition Costs	Insurance Policy and Claim Reserves	Unearned Premiums	Other Policy Claims and Benefits Payable	Premium Revenue (1)
Year Ended December 31, 2005	(000s omitted)
Lincoln Retirement	$1,480,502	$2,280,722	$-	$-	$800,239
Life Insurance	1,969,989	16,279,223	-	-	988,890
Investment Management	154,459	-	-	-	71,191
Lincoln UK	486,281	1,376,781	-	-	209,560
Other (including consolidating adjustments)	1,007	4,715,436	-	-	709
Total	$4,092,238	$24,652,162	$-	$-	$2,070,589
Year Ended December 31, 2004
Lincoln Retirement	$1,040,427	$2,307,275	$-	$-	$638,455
Life Insurance	1,691,887	15,569,702	-	-	973,142
Investment Management	120,357	-	-	-	58,731
Lincoln UK	590,898	1,543,738	-	-	213,734
Other (including consolidating adjustments)	1,396	4,907,410	-	-	1,125
Total	$3,444,965	$24,328,125	$-	$-	$1,885,187
Year Ended December 31, 2003
Lincoln Retirement	$854,644	$2,648,934	$-	$-	$492,677
Life Insurance	1,578,254	14,802,765	-	-	967,014
Investment Management	91,803	-	-	-	45,070
Lincoln UK	620,657	1,498,829	-	-	191,789
Other (including consolidating adjustments)	1,781	5,762,204	-	-	1,889
Total	$3,147,139	$24,712,732	$-	$-	$1,698,439

(1)	Includes insurance fees on universal life and other interest-sensitive products.

LINCOLN NATIONAL CORPORATION
SCHEDULE III—SUPPLEMENTARY INSURANCE INFORMATION (Continued)

Column G	Column H	Column I	Column J	Column K	Column L
			Amortization of
	Net		Deferred Policy	Other
	Investment		Acquisition	Operating	Premiums
Segment	Income (2)	Benefits	Costs	Expenses (2)	Written
Year Ended December 31, 2005	(000s omitted)
Lincoln Retirement	$1,463,928	$998,070	$179,476	$457,243	$-
Life Insurance	970,658	1,090,300	204,969	256,630	-
Investment Management	53,004	27,890	28,304	460,745	-
Lincoln UK	78,598	116,036	47,785	87,892	-
Other (including consolidating adjustments)	136,136	133,324	390	324,240	-
Total	$2,702,324	$2,365,620	$460,924	$1,586,750	$-
Year Ended December 31, 2004
Lincoln Retirement	$1,495,890	$985,234	$173,966	$431,255	$-
Life Insurance	948,360	1,061,191	213,039	265,814	-
Investment Management	51,702	26,950	24,324	421,195	-
Lincoln UK	75,672	100,421	79,070	95,708	-
Other (including consolidating adjustments)	132,505	129,856	384	327,209	-
Total	$2,704,129	$2,303,652	$490,783	$1,541,181	$-
Year Ended December 31, 2003
Lincoln Retirement	$1,483,727	$1,035,099	$120,401	$416,074	$-
Life Insurance	911,077	1,095,859	135,518	289,217	-
Investment Management	49,906	26,392	19,158	387,185	-
Lincoln UK	64,135	98,559	42,535	67,908	-
Other (including consolidating adjustments)	129,681	158,534	372	343,507	-
Total	$2,638,526	$2,414,443	$317,984	$1,503,891	$-
.

(2)	The allocation of expenses between investments and other operations are based on a number of assumptions and estimates. Results would change if different methods were applied.

LINCOLN NATIONAL CORPORATION
SCHEDULE IV—REINSURANCE

Column A	Column B	Column C	Column D	Column E	Column F
			Assumed
			from		Percentage
		Ceded to Other	Other		of Amount
Description	Gross Amount	Companies	Companies	Net Amount	Assumed to Net
			(000s omitted)
Year Ended December 31, 2005
Individual life insurance in force	$338,500,000	$256,700,000	$600,000	$82,400,000	0.7%
Premiums:
Life insurance and annuities (1)	$2,367,314	$298,681	$653	$2,069,286	0.0%
Health insurance	6,646	5,645	302	1,303	23.2%
Total	$2,373,960	$304,326	$955	$2,070,589

Year Ended December 31, 2004
Individual life insurance in force	$325,100,000	$236,900,000	$600,000	$88,800,000	0.7%
Premiums:
Life insurance and annuities (1)	$2,189,196	$307,872	$342	$1,881,666	0.0%
Health insurance	10,738	7,217	-	3,521	0.0%
Total	$2,199,934	$315,089	$342	$1,885,187

Year Ended December 31, 2003
Individual life insurance in force	$307,200,000	$214,400,000	$600,000	$93,400,000	0.6%
Premiums:
Life insurance and annuities (1)	$1,937,615	$244,180	$1,017	$1,694,452	0.1%
Health insurance	10,709	6,722	-	3,987	0.0%
Total	$1,948,324	$250,902	$1,017	$1,698,439

(1)	Includes insurance fees on universal life and other interest-sensitive products.

LINCOLN NATIONAL CORPORATION
SCHEDULE V—VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C Additions		Column D	Column E
Description	Balance at Beginning of Period	Charged to Costs Expenses (1)	Charged to Other Accounts- Describe	Deductions- Describe (2)	Balance at End of Period
	(000s omitted)
Year Ended December 31, 2005
Deducted from Asset Accounts:
Reserve for Mortgage Loans on real estate	$15,517	$1,708	$—	$(8,042)	$9,183
Included in Other Liabilities:
Investment Guarantees		—	—		—
Year Ended December 31, 2004
Deducted from Asset Accounts:
Reserve for Mortgage Loans on real estate	$17,532	$4,645	$—	$(6,660)	$15,517
Included in Other Liabilities:
Investment Guarantees	45	—	—	(45)	—
Year Ended December 31, 2003
Deducted from Asset Accounts:
Reserve for Mortgage Loans on real estate	$11,926	$16,357	$—	$(10,751)	$17,532
Included in Other Liabilities:
Investment Guarantees	399	—	—	(354)	45

(1)	Excludes charges for the direct write-off assets.
(2)	Deductions reflect sales, foreclosures of the underlying holdings or change in reserves.

INDEX TO EXHIBITS

2.1
Agreement and Plan of Merger dated as of October 9, 2005, among LNC, Quartz Corporation and Jefferson-Pilot Corporation is incorporated by reference to Exhibit 2.1 of LNC’s Current Report on Form 8-K (File No. 1-6028) filed with the SEC on October 11, 2005.

2.2
Amendment No. 1 to the Agreement and Plan of Merger dated as of January 26, 2006 among LNC, Lincoln JP Holdings, L.P., Quartz Corporation and Jefferson-Pilot Corporation is incorporated by reference to Exhibit 2.1 to LNC’s Current Report on Form 8-K (File No. 1-6028) filed with the SEC on January 31, 2006.

3.1	The Articles of Incorporation of LNC as last amended effective May 12, 1994 are incorporated by reference to Exhibit 3(a) of LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2001.

3.2	The Bylaws of LNC as last amended on May 8, 2003 are incorporated by reference to Exhibit 3(b) of LNC’s Form 10-Q (File No. 1-6028) for the quarter ended June 30, 2004.

4.1
Indenture of LNC dated as of January 15, 1987, between LNC and Morgan Guaranty Trust Company of New York is incorporated by reference to Exhibit 4(a) of LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 1994.

4.2
First Supplemental Indenture dated as of July 1, 1992, to Indenture dated as of January 15, 1987 is incorporated by reference to Exhibit 4(b) of LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2001.

4.3	Rights Agreement of LNC as last amended November 14, 1996 is incorporated by reference to LNC’s Form 8-K (File No. 1-6028) filed with the SEC on November 22, 1996.

4.4
Indenture of LNC dated as of September 15, 1994, between LNC and The Bank of New York, as Trustee, is incorporated by reference to Exhibit 4(e) of LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 1998.

4.5	Form of Note dated as of September 15, 1994 is incorporated by reference to Exhibit 4(d) of LNC’s Registration Statement on Form S-3/A (File No. 33-55379) filed with the SEC on September 15, 1994.

4.6
Form of Zero Coupon Security dated as of September 15, 1994 is incorporated by reference to Exhibit 4(f) of LNC’s Registration Statement on Form S-3/A (File No. 33-55379) filed with the SEC on September 15, 1994.

4.7
Junior Subordinated Indenture dated as of May 1, 1996 between LNC and J.P. Morgan Trust Company, National Association (successor in interest to The First National Bank of Chicago) is incorporated by reference to Exhibit 4(j) of LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2001.

4.8
First Supplemental Indenture dated as of August 14, 1998, to Junior Subordinated Indenture dated as of May 1, 1996 is incorporated by reference to Exhibit 4.3 of LNC’s Form 8-K (File No. 1-6028) filed with the SEC on August 27, 1998.

4.9	Form of 6 1/2% Notes due March 15, 2008 incorporated by reference to Exhibit 4.1 of LNC’s Form 8-K (File No. 1-6028) filed with the SEC on March 24, 1998.

4.10	Form of 7% Notes due March 15, 2018 incorporated by reference to Exhibit 4.2 of LNC’s Form 8-K (File No. 1-6028) filed with the SEC on March 24, 1998.

4.11
Amended and Restated Trust Agreement dated November 19, 2001, among LNC, as Depositor, Bank One Trust Company, National Association, as Property Trustee, Bank One Delaware, Inc., as Delaware Trustee, and the Administrative Trustee named therein is incorporated by reference to Exhibit 4.1 of LNC’s Form 8-K (File No. 1-6028) filed with the SEC on November 21, 2001.

4.12	Form of 7.65% Trust Preferred Security Certificate is incorporated by reference to Exhibit 4.2 of LNC’s Form 8-K (File No. 1-6028) filed with the SEC on November 21, 2001.

4.13
Guarantee Agreement dated November 19, 2001 between LNC, as Guarantor, and Bank One Trust Company, National Association, as Guarantee Trustee, is incorporated by reference to Exhibit 4.4 of LNC’s Form 8-K (File No. 1-6028) filed with the SEC on November 21, 2001.

4.14	Form of 6.20% Note dated December 7, 2001 is incorporated by reference to Exhibit 4.1 of LNC’s Form 8-K (File No. 1-6028) filed with the SEC on December 11, 2001.

4.15	Form of 5.25% Note dated June 3, 2002 is incorporated by reference to Exhibit 4.1 of LNC’s Form 8-K (File No. 1-6028) filed with the SEC on June 6, 2002.

4.16
Amended and Restated Trust Agreement dated September 11, 2003, among LNC, as Depositor, Bank One Trust Company, National Association, as Property Trustee, Bank One Delaware, Inc., as Delaware Trustee, and the Administrative Trustees named therein is incorporated by reference to Exhibit 4.1 of Form 8-K (File No. 1-6028) filed with the SEC on September 16, 2003.

4.17	Form of 6.75% Trust Preferred Security certificate is incorporated by reference to Exhibit 4.2 of LNC’s Form 8-K (File No. 1-6028) filed with the SEC on September 16, 2003.

4.18	Form of 6.75% Junior Subordinated Deferrable Interest Debentures, Series F is incorporated by reference to Exhibit 4.3 of LNC’s Form 8-K (File No. 1-6028) filed with the SEC on September 16, 2003.

4.19
Guarantee Agreement dated September 11, 2003 between LNC, as Guarantor, and Bank One Trust Company, National Association, as Guarantee Trustee is incorporated by reference to Exhibit 4.4 of LNC’s Form 8-K (File No. 1-6028) filed with the SEC on September 16, 2003.

4.20	Form of 4.75% Note due February 15, 2014 is incorporated by reference to Exhibit 4.1 of LNC’s Form 8-K (File No. 1-6028) filed with the SEC on February 4, 2004.

10.1	The LNC 1986 Stock Option Incentive Plan, as amended through January 15, 1997, is incorporated by reference to Exhibit 10(a) of LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2001.*

10.2
The Salary Continuation Plan for Executives of LNC and Affiliates as amended and restated through August 1, 2000 is incorporated by reference to Exhibit 10(b) of LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2001.*

10.3
Description of resolution dated January 13, 2005 amending the Salary Continuation Plan for Executives of LNC and Affiliates, as amended and restated through August 1, 2000, is incorporated by reference to Exhibit 10(b) of LNC’s Form 10-Q (File No. 1-6028) for the quarter ended March 31, 2005.*

10.4
The LNC Executives’ Severance Benefit Plan as effective on September 8, 2005 is incorporated by reference to Exhibit 10(a) of LNC’s Form 10-Q (File No. 1-6028) for the quarter ended September 30, 2005.*

10.5
The LNC Outside Directors’ Retirement Plan as last amended effective March 15, 1990 is incorporated by reference to Exhibit 10(d) of LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2001.*

10.6	The LNC Outside Directors’ Value Sharing Plan, last amended March 8, 2001 is incorporated by reference to Exhibit 10(e) of LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2001.*

10.7
LNC Executive Deferred Compensation Plan for Employees, as last amended August 1, 2002, is incorporated by reference to Exhibit 10(f) of LNC’s Form 10-Q (File No. 1-6028) for the quarter ended September 30, 2002.*

10.8
Description of resolution dated January 13, 2005, amending the Lincoln National Corporation Executive Deferred Compensation Plan for Employees, as amended and restated August 1, 2002, is incorporated by reference to Exhibit 10(a) of LNC’s Form 10-Q (File No. 1-6028) for the quarter ended March 31, 2005.*

10.9	LNC 1993 Stock Plan for Non-Employee Directors, as last amended May 10, 2001, is incorporated by reference to Exhibit 10(g), of LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2001.*

10.10
Amendment No. 2 to the Lincoln National Corporation 1993 Stock Plan for Non-Employee Directors (effective February 1, 2006) is incorporated by reference to Exhibit 10.1 of LNC's Form 8-K (File No. 1-6028) filed with the SEC on January 12, 2006.

10.11
LNC Executives’ Excess Compensation Pension Benefit Plan as last amended January 1, 1989, is incorporated by reference to Exhibit 10(h) of LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2001.*

10.12
First Amendment to LNC Executives’ Excess Compensation Pension Benefit Plan, effective December 22, 1999 is incorporated by reference to Exhibit 10(k) of LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 1999.*

10.13
Description of resolution dated January 13, 2005 amending the LNC Executives’ Excess Compensation Pension Benefit Plan, incorporated by reference to Exhibit 10(c) of LNC’s Form 10-Q (File No. 1-6028) for the quarter ended March 31, 2005.*

10.14	LNC Incentive Compensation Plan, as amended and restated on May 12, 2005, is incorporated by reference to Exhibit 8 of LNC’s Proxy Statement (File No. 1-6028) filed with the SEC on April 8, 2005.*

10.15
LNC Deferred Compensation Plan for Non-Employee Directors, effective July 1, 2004, is incorporated by reference to Exhibit 10 of LNC’s Form 10-Q (File No. 1-6028) for the quarter ended September 30, 2004.*

10.16
Framework for Long-Term performance under the Incentive Compensation Plan, as amended and restated on March 8, 2001, is incorporated by reference to Exhibit 10(a) of LNC’s Form 8-K (File No. 1-6028) filed with the SEC on January 20, 2005.*

10.17
Revised Framework for Long-Term performance awards under the Amended and Restated Incentive Compensation Plan is incorporated by reference to Exhibit 10(a) of LNC’s Form 8-K (File No. 1-6028) filed with the SEC on May 12, 2005.*

10.18	Form of LNC Restricted Stock Agreement is incorporated by reference to Exhibit 10(b) of LNC’s Form 8-K (File No. 1-6028) filed with the SEC on January 20, 2005.*

10.19	Form of LNC Stock Option Agreement is incorporated by reference to Exhibit 10(c) of LNC’s Form 8-K (File No. 1-6028) filed with the SEC on January 20, 2005.*

10.20	Form of LNC Long-Term Incentive Award Agreement is incorporated by reference to Exhibit 10(d) of LNC’s Form 8-K (File No. 1-6028) filed with the Commission on January 20, 2005.*

10.21	2005-2007 Form of Long-Term Incentive Award Agreement is incorporated by reference to Exhibit 10(b) of LNC’s Form 8-K (File No. 1-6028) filed with the SEC on May 12, 2005.*

10.22	LNC Employees’ Supplemental Pension Benefit Plan is incorporated by reference to Exhibit 10(e) of LNC’s Form 8-K (File No. 1-6028) filed with the SEC on January 20, 2005.*

10.23
Description of resolution dated January 13, 2005 amending the LNC Employees’ Supplemental Pension Benefit Plan incorporated by reference to Exhibit 10(d) of LNC’s Form 10-Q (File No. 1-6028) for the quarter ended March 31, 2005.*

10.24	2005 Annual Incentive Award Measures is incorporated by reference to Exhibit 10(s) of LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2005.*

10.25	2005-2007 Long-Term Incentive Award Measures is incorporated by reference to Exhibit 10(t) of LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2005.*

10.26	2003-2005 Long-Term Incentive Award Agreement is incorporated by reference to Exhibit 10(a) of LNC’s Form 8-K (File No. 1-6028) filed with the SEC on February 16, 2005.*

10.27	2003-2005 Long-Term Incentive Award Measures is incorporated by reference to Exhibit 10(d) of LNC’s Form 8-K (File No. 1-6028) filed with the SEC on February 16, 2005.*

10.28	2004-2006 Long-Term Incentive Award Measures is incorporated by reference to Exhibit 10(e) of LNC’s Form 8-K (File No. 1-6028) filed with the SEC on February 16, 2005.*

10.29
Non-Qualified Stock Option Agreement (For Non-Employee Directors) under the LNC 1993 Stock Plan for Non-Employee Directors is incorporated by reference to Exhibit 10(z) of LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2005.*

10.30
Amendment of outstanding Non-Qualified Option Agreements (for Non-Employee Directors) under the Lincoln National Corporation 1993 Stock Plan for Non-Employee Directors is incorporated by reference to Exhibit 10.2 of LNC's Form 8-K (File No. 1-6028) filed with the SEC on January 12, 2006.*

10.31	Delaware Investments U.S., Inc. Stock Option Plan, effective January 1, 2001 is incorporated by reference to Exhibit 10(aa) of LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2005.*

10.32
Non-qualified Stock Option Agreement Under the Delaware Investments U.S., Inc. Stock Option Plan is incorporated by reference to Exhibit 10(bb) of LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 2005.*

10.33
Amendment No. 1 to Delaware Investments U.S., Inc. Stock Option Plan (including form of option agreement) is incorporated by reference to Exhibit 10(d) of LNC's Form 10-Q (File No. 1-6028) for the quarter ended June 30, 2005.*

10.34	LNC Non-Employee Directors Compensation, effective July 1, 2004 is in incorporated by reference to Exhibit 10(cc) of LNC's Form 10-K (file No. 1-6028) for the year ended December 31, 2005.*

10.35
Non-Compete and Anti-Solicitation Agreement, Waiver and General Release of Claims, between LNC and John H. Gotta, effective as of January 20, 2006 is incorporated by reference to Exhibit 10.1 of LNC's Form 8-K (File No. 1-6028) filed with the SEC on January 20, 2006.*

10.36
Lease and Agreement dated August 1, 1984, with respect to LNL’s offices located at Clinton Street and Harrison Street, Fort Wayne, Indiana is incorporated by reference to Exhibit 10(n) of LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 1995.*

10.37
Form of Lease and Agreement dated March 1, 1999, with respect to LNC’s offices located at Centre Square West Tower, 1500 Market Street, Suite 3900, Philadelphia, Pennsylvania is incorporated by reference to Exhibit 10(p) of LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 1999.

10.38
Agreement of Lease dated February 17, 1998, with respect to LNL’s offices located at 350 Church Street, Hartford, Connecticut is incorporated by reference to Exhibit 10(q) of LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 1997.

10.39
Lease and Agreement dated December 10, 1999 with respect to Delaware Management Holdings, Inc., offices located at One Commerce Square, Philadelphia, Pennsylvania is incorporated by reference to Exhibit 10(r) of LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 1999.

10.40
Sublease and Agreement dated December 10, 1999 between Delaware Management Holdings, Inc. and New York Central Lines LLC for property located at Two Commerce Square, Philadelphia, Pennsylvania is incorporated by reference to Exhibit 10(s) of LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 1999.

10.41
Consent to Sublease dated December 10, 1999 with respect to Delaware Management Holdings, Inc. for property located at Two Commerce Square and Philadelphia Plaza Phase II, Philadelphia, Pennsylvania is incorporated by reference to Exhibit 10(t) of LNC’s Form 10-K (File No. 1-6028) for the year ended December 31, 1999.

10.42
First Amendment to Lease dated December 10, 1999 with respect to Delaware Management Holdings, Inc. for property located at Commerce Square, Philadelphia, Pennsylvania is incorporated by reference to Exhibit 10(e) of LNC's Form 10-Q (File No. 1-6028) for the quarter ended June 30, 2005.

10.43
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

10.44
Fourth Amended and Restated Letter of Credit and Reimbursement Agreement dated as of December 10, 2004, among LNC, as an Account Party and Guarantor, the Subsidiary Account Parties, as additional Parties, the Banks party thereto, and JP Morgan Chase Bank, as Administrative Agent, is incorporated by reference to Exhibit 10(ll) of LNC's Form 10-K (File No. 6028) for the year ended December 31, 2005.

10.45
First Amended and Restated Credit Agreement, dated as of December 10, 2004, among LNC, as Borrower, the Banks party thereto and JP Morgan Chase Bank, N.A., as Administrative Agent is incorporated by reference to Exhibit 10(nn) of LNC's Form 10-K (File No. 1-6028) for the year ended December 31, 2005.

10.46
Credit Agreement, dated as of December 23, 2005, among Lincoln National Corporation, JPMorgan Chase Bank, N.A. as administrative agent, J.P. Morgan Securities Inc. and Citigroup Global Markets, Inc., as joint lead arrangers and joint bookrunners, Citicorp North America Inc., as syndication agent, and the other lenders named therein is incorporated by reference to Exhibit 10.1 of LNC's Form 8-K (File No. 1-6028) filed with the SEC on December 27, 2005.

10.47
Credit Agreement, dated as of January 31, 2006, among Lincoln National Corporation, JPMorgan Chase Bank, N.A. as administrative agent, J.P. Morgan Securities Inc. and Bank of America Securities, LLC., as joint lead arrangers and joint bookrunners, Bank of American, N.A., as syndication agent, and the other lenders named therein is incorporated by reference to Exhibit 10.1 of LNC's Form 8-K (File No. 1-6028) filed with the SEC on February 13, 2006.

12	Historical Ratio of Earnings to Fixed Charges.

21	Exhibit A, Organizational Chart of the Lincoln National Insurance Holding Company System.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* This exhibit is a management contract or compensatory plan or arrangement.