Form 10-Q
period 2006-03-31
LINCOLN NATIONAL CORP
filed 2006-05-08
CIK 59558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

_____________________

FORM 10-Q
_____________________

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non- accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.
(Check one): Large accelerated filer ☒ Accelerated filer ☐ Non- accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

As of April 28, 2006,  281,178,296 shares of common stock of the registrant were outstanding.

Item 1. Financial Statements
LINCOLN NATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2006	2005
	(Unaudited)
	(in millions)
ASSETS
Investments:
Securities available-for-sale, at fair value:
Fixed maturity (cost: 2006- $32,496; 2005-$32,384)	$32,893	$33,443
Equity (cost: 2006- $158; 2005-$137)	176	145
Trading securities	3,190	3,246
Mortgage loans on real estate	3,586	3,663
Real estate	180	183
Policy loans	1,860	1,862
Derivative investments	199	175
Other investments	489	452
Total Investments	42,573	43,169
Cash and invested cash	1,974	2,312
Deferred acquisition costs	4,371	4,092
Premiums and fees receivable	363	343
Accrued investment income	532	526
Amounts recoverable from reinsurers	6,900	6,926
Goodwill	1,194	1,194
Other intangible assets	996	1,013
Other assets	1,507	1,466
Assets held in separate accounts	67,984	63,747
Total Assets	$128,394	$124,788

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Insurance and Investment Contract Liabilities:
Insurance policy and claim reserves	$24,716	$24,652
Contractholder funds	22,285	22,571
Total Insurance and Investment Contract Liabilities	47,001	47,223
Short-term debt	11	120
Long-term debt	999	999
Junior subordinated debentures issued to affiliated trusts	332	334
Reinsurance related derivative liability	192	292
Funds withheld reinsurance liabilities	2,058	2,012
Other liabilities	2,662	2,841
Deferred gain on indemnity reinsurance	817	836
Liabilities related to separate accounts	67,984	63,747
Total Liabilities	122,056	118,404
Shareholders' Equity:
Series A preferred stock-10,000,000 shares authorized
(2006 liquidation value-$1)	1	1
Common stock-800,000,000 shares authorized	1,818	1,775
Retained earnings	4,236	4,081
Accumulated Other Comprehensive Income:
Net unrealized gain on securities available-for-sale	219	497
Net unrealized gain on derivative instruments	35	7
Foreign currency translation adjustment	89	83
Minimum pension liability adjustment	(60)	(60)
Total Accumulated Other Comprehensive Income	283	527
Total Shareholders' Equity	6,338	6,384
Total Liabilities and Shareholders' Equity	$128,394	$124,788

See accompanying Notes to the Consolidated Financial Statements.

LINCOLN NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
	2006	2005
	(Unaudited)
	(in millions, except per share amounts)
Revenue:
Insurance premiums	$78	$70
Insurance fees	476	419
Investment advisory fees	85	59
Net investment income	678	660
Realized gain (loss) on investments	(1)	11
Amortization of deferred gain on indemnity reinsurance	19	19
Other revenue and fees	82	75
Total Revenue	1,417	1,313
Benefits and Expenses:
Benefits	584	573
Underwriting, acquisition, insurance and other expenses	496	480
Interest and debt expense	22	22
Total Benefits and Expenses	1,102	1,075
Income before federal income taxes	315	238
Federal income taxes	94	59
Net Income	$221	$179

Net Income Per Common Share:
Basic	$1.27	$1.03
Diluted	$1.24	$1.01

See accompanying Notes to the Consolidated Financial Statements.

LINCOLN NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Three Months Ended March 31,
	Number of Shares		Amounts
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
	(in millions, except for share amounts)
Series A Preferred Stock:
Balance at beginning-of-year	15,515	16,912	$1	$1
Conversion into common stock	(550)	(616)	-	-
Balance at March 31	14,965	16,296	1	1
Common Stock:
Balance at beginning-of-year	173,768,078	173,557,730	1,775	1,655
Conversion of series A preferred stock	8,800	9,856	-	-
Stock compensation/issued for benefit plans	1,951,948	822,165	35	38
Deferred compensation payable in stock	155,363	48,192	8	2
Retirement of common stock	-	(755,000)	-	(7)
Balance at March 31	175,884,189	173,682,943	1,818	1,688
Retained Earnings:
Balance at beginning-of-year			4,082	3,590
Comprehensive loss			(23)	(75)
Less other comprehensive income (loss) (net of
federal income tax):
Net unrealized loss on securities available-
for-sale, net of reclassification adjustment			(278)	(240)
Net unrealized gain (loss) on derivative instruments			28	(7)
Foreign currency translation adjustment			6	(8)
Minimum pension liability adjustment			-	1
Net Income			221	179
Retirement of common stock			-	(28)
Dividends declared:
Series A preferred ($0.75 per share)			-	-
Common (2006-$0.38; 2005-$0.365)			(67)	(64)
Balance at March 31			4,236	3,677
Net Unrealized Gain on Securities Available-for-Sale:
Balance at beginning-of-year			497	823
Change during the period			(278)	(240)
Balance at March 31			219	583
Net Unrealized Gain on Derivative Instruments:
Balance at beginning-of-year			7	14
Change during the period			28	(6)
Balance at March 31			35	8
Foreign Currency Translation Adjustment:
Accumulated adjustment at beginning-of-year			83	154
Change during the period			6	(8)
Balance at March 31			89	146
Minimum Pension Liability Adjustment:
Balance at beginning-of-year			(60)	(61)
Change during the period			-	1
Balance at March 31			(60)	(60)
Total Shareholders' Equity at March 31			$6,338	$6,043
Common Stock at End of Quarter:
Assuming conversion of preferred stock			176,123,629	173,943,679
Diluted basis			178,468,931	176,544,131

See accompanying Notes to the Consolidated Financial Statements.

LINCOLN NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2006	2005
	(Unaudited)
	(in millions)
Cash Flows from Operating Activities:
Net income	$221	$179
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred acquisition costs	(91)	(71)
Premiums and fees receivable	(20)	(66)
Accrued investment income	(6)	(33)
Policy liabilities and accruals	(9)	341
Contractholder funds	201	223
Net trading purchases, sales, and maturities	(45)	(22)
Pension plan contribution	(1)	(4)
Gain on reinsurance embedded derivative/trading securities	(6)	(4)
Amounts recoverable from reinsurers	27	(269)
Federal income taxes	68	52
Stock-based compensation expense	9	12
Depreciation	14	12
Amortization of other intangible assets	19	21
Realized loss on investments and derivative instruments	7	7
Gain on sale of subsidiaries/business	-	(14)
Amortization of deferred gain	(19)	(19)
Other	(90)	(141)
Net Adjustments	58	25
Net Cash Provided by Operating Activities	279	204
Cash Flows from Investing Activities:
Securities-available-for-sale:
Purchases	(1,836)	(1,485)
Sales	1,285	887
Maturities	494	508
Purchase of other investments	(529)	(233)
Sale or maturity of other investments	569	242
Proceeds from sale of subsidiaries/business	-	14
Other	(69)	40
Net Cash Used in Investing Activities	(86)	(27)
Cash Flows from Financing Activities:
Net decrease in short-term debt	(109)	(20)
Universal life and investment contract deposits	1,179	1,099
Universal life and investment contract withdrawals	(1,139)	(1,164)
Investment contract transfers	(432)	(347)
Increase in funds withheld liability	46	34
(Increase) decrease in cash collateral on loaned securities	(35)	123
Common stock issued for benefit plans	18	28
Excess tax benefit on shares issued for benefit plans	8	-
Retirement of common stock	-	(29)
Dividends paid to shareholders	(67)	(64)
Net Cash Used in Financing Activities	(531)	(340)
Net Decrease in Cash and Invested Cash	(338)	(163)
Cash and Invested Cash at Beginning-of-Year	2,312	1,662
Cash and Invested Cash at March 31	$1,974	$1,499

See accompanying Notes to the Consolidated Financial Statements.

LINCOLN NATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

The accompanying Consolidated Financial Statements include Lincoln National Corporation and its majority-owned subsidiaries (“LNC” or the “Company” which also may be referred to as “we” or “us”). Through subsidiary companies, we operate multiple insurance and investment management businesses divided into four business segments (see Note 8). The collective group of companies uses “Lincoln Financial Group” as its marketing identity. We report less than majority-owned entities in which we have at least a 20% interest on the equity basis. These unaudited Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). In the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the results. These financial statements should be read in conjunction with the audited Consolidated Financial Statements and the accompanying notes incorporated by reference into our latest annual report on Form 10-K for the year ended December 31, 2005 (“2005 Form 10-K”).

Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2006. Certain amounts reported in prior years’ Consolidated Financial Statements have been reclassified to conform to the 2006 presentation. These reclassifications have no effect on net income or shareholders’ equity of the prior years.

2.	Changes in Accounting Principles and Changes in Estimates

SFAS No. 123(r) - Share-Based Payment. In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of SFAS 123, “Accounting for Stock-based Compensation” (“SFAS 123”). SFAS 123(R) requires us to recognize at fair value all costs resulting from share-based payments to employees, except for equity instruments held by employee share ownership plans. Similar to SFAS 123, under SFAS 123(R) the fair value of share-based payments are recognized as a reduction to earnings over the period an employee is required to provide service in exchange for the award. We had previously adopted the retroactive restatement method under SFAS No. 148, “Accounting for Stock-based Compensation - Transition and Disclosure,” and restated all periods presented to reflect stock-based employee compensation cost under the fair value accounting method for all employee awards granted, modified or settled in fiscal years beginning after December 15, 1994.

Effective January 1, 2006, we adopted SFAS 123(R), using the modified prospective transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Results from prior periods have not been restated. The effect of adopting SFAS 123(R) did not have a material effect on our income before Federal income taxes, net income and basic and diluted earnings per share.

SFAS 123(R) eliminates the alternative under SFAS 123 permitting the recognition of forfeitures as they occur. Expected forfeitures, resulting from the failure to satisfy service or performance conditions, must be estimated at the grant date, thereby recognizing compensation expense only for those awards expected to vest. In accordance with SFAS 123(R), we have included estimated forfeitures in the determination of compensation costs for all share-based payments.  Estimates of expected forfeitures must be reevaluated at each balance sheet date, and any change in the estimate recognized retrospectively in earnings in the period of the revised estimate.

Prior to the adoption of SFAS 123(R), we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS 123(R) requires the cash flows from tax benefits resulting from tax deductions in excess of the compensation costs recognized to be classified as financing cash flows. Our excess tax benefits are classified as financing cash flows, prospectively, and are reported as financing cash flows in our Statement of Cash Flows for the three months ended March 31, 2006.

We issue share-based compensation awards under an authorized plan, subject to specific vesting conditions. Generally, compensation expense is recognized ratably over a three-year vesting period, but recognition may be accelerated upon the occurrence of certain events. For awards that specify an employee will vest upon retirement and an employee retires before the end of the vesting period, we would record any remaining unrecognized compensation expense at the date of retirement eligibility. As a result of adopting SFAS 123(R), we have revised the prior method of recording unrecognized compensation expense upon retirement and use the non-substantive vesting period approach for all new share-based awards granted after January 1, 2006. Under the non-substantive vesting period approach, we recognize compensation cost immediately for awards granted to retirement-eligible employees, or ratably over a period from the grant date to the date retirement eligibility is achieved. If we would have applied the non-substantive vesting period approach to all share based compensation awards granted prior to January 1, 2006, it would not have a material effect on our results of operations or financial position.

See Note 11 for more information regarding our stock-based compensation plans.

EITF 03-1 - The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. In November 2005, the FASB issued FASB Staff Position (“FSP”) FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1”). The guidance in FSP 115-1 nullifies the accounting and measurement provisions of EITF 03-1, references existing OTTI guidance, and supersedes EITF Topic No. D-44 “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.” FSP 115-1 will apply prospectively and is effective for reporting periods beginning after December 15, 2005. Our existing policies for recognizing OTTIs are consistent with the guidance in FSP 115-1. We adopted FSP 115-1 effective January 1, 2006.  The adoption of FSP 115-1 did not have a material effect on our consolidated financial condition or results of operations.

Statement of Position 05-1. In September 2005, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts” (“SOP 05-1”). SOP 05-1 addresses the accounting for Deferred Acquisition Costs (“DAC”) on internal replacements other than those described in SFAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments.” An internal replacement is defined by SOP 05-1 as a modification in product benefits, features, rights or coverages that occurs by (a) exchanging the contract for a new contract, (b) amending, endorsing or attaching a rider to the contract, or (c) electing a feature or coverage within a replaced contract. Contract modifications that result in a substantially unchanged contract will be accounted for as a continuation of the replaced contract. Contract modifications that result in a substantially changed contract should be accounted for as an extinguishment of the replaced contract, and any unamortized DAC, unearned revenue and deferred sales charges must be written-off. SOP 05-1 is to be applied prospectively and is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. We expect to adopt SOP 05-1 effective January 1, 2007. We are currently evaluating the potential effects of SOP 05-1 on our consolidated financial condition and results of operations.

SFAS No. 155 - Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140. In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140” (“SFAS 155”), which permits fair value remeasurement for a hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. Under SFAS 155, an entity may make an irrevocable election to measure a hybrid financial instrument at fair value, in its entirety, with changes in fair value recognized in earnings. SFAS 155 also: (a) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”); (b) eliminates the interim guidance in SFAS 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” and establishes a requirement to evaluate beneficial interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (c) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and, (d) eliminates restrictions on a qualifying special-purpose entity’s ability to hold passive derivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument. We expect to adopt SFAS 155 for all financial instruments acquired, issued, or subject to a remeasurement event occurring after January 1, 2007. Upon adoption of SFAS 155, the fair value election may also be applied to hybrid financial instruments that had previously been bifurcated pursuant to SFAS 133. Prior period restatement is not permitted. We are currently evaluating the potential effects of SFAS 155 on our consolidated financial condition and results of operations.

3.	Subsequent Events

On April 3, 2006, we completed our merger with Jefferson-Pilot Corporation (“Jefferson-Pilot”). Jefferson-Pilot’s results of operations will be included in our results of operations beginning with the second quarter of 2006. As a result of the merger, we offer fixed and variable universal life, fixed and equity indexed annuities, variable annuities, mutual funds, 401(k) and 403(b) offerings, and group life, disability and dental insurance products. We also operate television and radio stations.

       We paid $1.8 billion in cash and issued approximately 112 million shares of our common stock to the former holders of Jefferson-Pilot common stock in connection with the merger. The purchase price is estimated to be $7.5 billion, including certain purchase price adjustments related to the merger. The estimated fair value of Jefferson-Pilot’s net assets is assumed to be $4.1 billion. Goodwill of $3.4 billion is estimated to result from the excess of purchase price over the estimated fair value of Jefferson-Pilot’s net assets. The final application of purchase-GAAP accounting could result in a materially different amount of goodwill.

We financed the cash portion of the merger consideration by borrowing $1.8 billion under the credit agreement that we entered into with a group of banks in December 2005 (the “bridge facility”). On April 3, 2006, we issued $500 million of Floating Rate Senior Notes due April 6, 2009 (the “Floating Rate Notes”), from which we received net proceeds of approximately $499 million. The Floating Rate Notes bear interest at a rate of three-month LIBOR plus 11 basis points, with quarterly interest payments in April, July, October and January. On April 3, 2006, we also issued $500 million of 6.15% Senior Notes due April 7, 2036 (the “Fixed Rate Notes”), from which we received net proceeds of approximately $492 million. We will pay interest on the Fixed Rate Notes semi-annually in April and October. We may redeem the Fixed Rate Notes at any time subject to a make-whole provision. On April 12, 2006, we issued $275 million of 6.75% junior subordinated debentures due 2066 (the “Capital Securities”), from which we received net proceeds of approximately $266 million. We will pay interest on the Capital Securities quarterly January, April, July and October. We may redeem the capital securities in whole or in part on or after April 20, 2011 (and prior to such date under certain circumstances). We used the net proceeds from the offerings to repay a portion of the outstanding loan balance under the bridge facility.

On April 3, 2006, we entered into an agreement to purchase a variable number of shares of our common stock from a third party broker-dealer, using an accelerated stock buyback program for an aggregate purchase price of $500 million. The number of shares to be repurchased under this agreement will be approximately 8 million but not more than approximately 9 million shares, based on the volume weighted average share price of our common stock over the program’s duration. On April 10, 2006, we funded the agreement by borrowing $500 million under the bridge facility and received approximately 8 million shares of our common stock, which were retired. We expect the program to be completed in the third quarter of 2006. Our Board of Directors had previously authorized total share repurchases of $1.8 billion. After the purchases under this program, the remaining amount of authorized share repurchases will be $1.3 billion.

See our current reports on Form 8-K filed with the SEC on April 3, 2006, April 7, 2006 and April 20, 2006 for additional information regarding the matters described above.

4.	Federal Income Taxes

The effective tax rate on net income is lower than the prevailing corporate Federal income tax rate principally from tax-preferred investment income. LNC earns tax-preferred investment income that does not change proportionately with the overall change in earnings or losses before Federal income taxes.

We are required to establish a valuation allowance for any gross deferred tax assets that are unlikely to reduce taxes payable in future years’ tax returns. At March 31, 2006, we believe that it is more likely than not that all gross deferred tax assets will reduce taxes payable in future years. Our Federal income tax liability at December 31, 2004 included a valuation allowance of $47 million attributable to the net operating losses of our foreign life reinsurance subsidiary domiciled in Barbados. This valuation allowance was reduced to zero as of December 31, 2005, including a reduction of $6 million in the first quarter of 2005.

    We are subject to annual tax examinations from the Internal Revenue Service ("IRS"). During the first quarter of 2006, the IRS completed its examination for the tax years 1999 through 2002 with assessments resulting in a payment that was not material to our consolidated results of operations. In addition to taxes assessed and interest, the payment included a deposit relating to a portion of the assessment, which we continue to challenge. We believe this portion of the assessment is inconsistent with existing law, and are protesting it through the established IRS appeals process. We do not anticipate that any adjustments that might result from such audits would be material to our consolidated results of operations or financial condition.

5.	Supplemental Financial Data

A rollforward of DAC on the Consolidated Balance Sheet is as follows:

	Three Months Ended
	March 31,
(in millions)	2006	2005
Balance at beginning-of-year	$4,092	$3,445
Deferral	235	204
Amortization	(144)	(133)
Adjustment related to realized gains on securities available-for-sale	(11)	(12)
Adjustment related to unrealized losses on securities
available-for-sale	194	216
Foreign currency translation adjustment	5	(7)
Balance at end-of-period	$4,371	$3,713

Realized gains and losses on investments and derivative instruments on the Consolidated Statements of Income for the three months ended March 31, 2006 and 2005 are net of amounts amortized against DAC of $11 million and $12 million, respectively. In addition, realized gains and losses for both the three months ended March 31, 2006 and 2005 are net of adjustments made to policyholder reserves of $(2) million. We have either a contractual obligation or a consistent historical practice of making allocations of investment gains or losses to certain policyholders and to certain reinsurance arrangements.

A rollforward of deferred sales inducements, included in other assets on the Consolidated Balance Sheet, is as follows:

	Three Months Ended
	March 31,
(in millions)	2006	2005
Balance at beginning-of-year	$129	$86
Capitalized	16	12
Amortization	(5)	(3)
Balance at end-of-period	$140	$95

    Details underlying underwriting, acquisition, insurance and other expenses on the Consolidated Statements of Income are as follows:

	Three Months Ended
	March 31,
(in millions)	2006	2005
Commissions	$210	$175
Other volume-related expenses	124	109
Operating and administrative expenses	200	212
Deferred acquisition costs net of amortization	(91)	(71)
Other intangibles amortization	19	21
Taxes, licenses and fees	34	32
Restructuring charges	-	2
Total	$496	$480

The carrying amount of goodwill by reportable segment as of both March 31, 2006 and December 31, 2005 is as follows:

(in millions)
Life Insurance	$855
Investment Management	261
Lincoln Retirement	64
Lincoln UK	14
Total	$1,194

For intangible assets subject to amortization, the total gross carrying amount and accumulated amortization in total and for each major intangible asset class by segment are as follows:

	As of March 31, 2006		As of December 31, 2005
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(in millions)	Amount	Amortization	Amount	Amortization
Amortized Intangible Assets:
Value of Business Acquired
Lincoln Retirement	$225	$152	$225	$149
Life Insurance	1,254	602	1,254	589
Lincoln UK *	371	112	368	110
Client lists
Investment Management	92	80	92	78
Total	$1,942	$946	$1,939	$926

________________________
*          The gross carrying amount and accumulated amortization of the value of business acquired for the Lincoln UK segment changed from December 31, 2005 to March 31, 2006, which includes changes due to the translation of the balances from British pounds to U.S. dollars based on the prevailing exchange rate as of the respective balance sheet dates.

The aggregate amortization expense for other intangible assets for the three months ended March 31, 2006 and 2005 was $19 million and $21 million, respectively.

Future estimated amortization of other intangible assets is as follows (in millions):

2006 - $70	2007 - $77	2008 - $75
2009 - $70	2010 - $68	Thereafter - $636

The amount shown above for 2006 is the amortization expected for the remainder of 2006 from March 31, 2006.

A reconciliation of value of business acquired and total other intangible assets is as follows:

	March 31,	December 31,
(in millions)	2006	2005
Balance at beginning of year	$999	$1,095
Interest accrued on unamortized balance	15	62
(Interest rates range from 5% to 7%)
Amortization	(32)	(129)
Foreign exchange adjustment	2	(29)
Balance at end-of-period	984	999
Other intangible assets (non-insurance)	12	14
Total other intangible assets at end-of-period	$996	$1,013

Details underlying contractholder funds on the Consolidated Balance Sheet are as follows:

	March 31,	December 31,
(in millions)	2006	2005
Premium deposit funds	$21,449	$21,714
Undistributed earnings on participating business	89	111
Other	747	746
Total	$22,285	$22,571

6.	Insurance Benefit Reserves

We issue variable contracts through our separate accounts for which investment income and investment gains and losses accrue directly to, and investment risk is borne by, the contractholder (traditional variable annuities). We also issue variable annuity and life contracts through separate accounts that include various types of guaranteed minimum death benefit (“GMDB”) features, a guaranteed minimum withdrawal benefit (“GMWB”) and guaranteed income benefits (“GIB”). The GMDB features generally include those where we contractually guarantee that the contractholder receives (a) a return of no less than total deposits made to the contract less any partial withdrawals, (b) total deposits made to the contract less any partial withdrawals plus a minimum return, or (c) the highest contract value on any contract anniversary date through age 80 minus any payments or withdrawals following such contract anniversary.

The following table provides information on the GMDB features outstanding at March 31, 2006 and December 31, 2005. (Note that our variable contracts with guarantees may offer more than one type of guarantee in each contract; therefore, the amounts listed are not mutually exclusive.) The net amount at risk (“NAR”) is defined as the current guaranteed minimum death benefit in excess of the current account balance at the balance sheet date.

	In Event of Death
	March 31,	December 31,
(dollars in billions)	2006	2005
Return of net deposit
Account value	$33.6	$31.9
NAR	0.1	0.1
Average attained age of contractholders	53	53
Return of net deposits plus a minimum return
Account value	$0.3	$0.3
NAR	-	-
Average attained age of contractholders	66	66
Guaranteed minimum return	5%	5%
Highest specified anniversary account value minus
withdrawals post anniversary
Account value	$19.9	$18.8
NAR	0.3	0.4
Average attained age of contractholders	63	63

The following summarizes the liabilities for GMDB:

	March 31,	March 31,
(in millions)	2006	2005
Balance at beginning of year	$15	$18
Changes in reserves	4	9
Benefits paid	(2)	(2)
Balance at end-of-period	$17	$25

The changes to the benefit reserves amounts above are reflected in benefits in the Consolidated Statements of Income. Also included in benefits are the results of the hedging program, which included gains (losses) of $(2) million and $4 million for GMDB for the three months ended March 31, 2006 and 2005, respectively.

Approximately $9.6 billion and $8.2 billion of separate account values at March 31, 2006 and December 31, 2005 were attributable to variable annuities with a GMWB feature. This GMWB feature offers the contractholder a guarantee equal to the initial deposit adjusted for any subsequent purchase payments or withdrawals. There are one-year and five-year step-up options, which allow the contractholder to step up the guarantee. GMWB features are considered to be derivatives under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” resulting in the guarantees being recognized at fair value, with changes in fair value being reported in net income.

Approximately $1.5 billion and $1.2 billion of separate account values at March 31, 2006 and December 31, 2005, respectively, were attributable to variable annuities with a GIB feature. All of the outstanding contracts with a GIB feature are still in the accumulation phase.

Separate account balances attributable to variable annuity contracts with guarantees are as follows:

	March 31,	December 31,
(in billions)	2006	2005
Asset Type
Domestic equity	$34.3	$32.2
International equity	4.7	4.2
Bonds	5.4	5.1
Total	44.4	41.5
Money market	4.4	4.0
Total	$48.8	$45.5
Percent of total variable annuity separate account values	96%	96%

7.  Restrictions and Contingencies

Statutory Restrictions

Our insurance subsidiaries are subject to certain insurance department regulatory restrictions as to the transfer of funds and payment of dividends to the holding company. Generally, these restrictions pose no short-term liquidity concerns for the holding company. Under Indiana laws and regulations, our Indiana insurance subsidiaries, including our primary insurance subsidiary, LNL, may pay dividends to LNC only from unassigned surplus, without prior approval of the Indiana Insurance Commissioner (the “Commissioner”), or must receive prior approval of the Commissioner to pay a dividend if such dividend, along with all other dividends paid within the preceding twelve consecutive months, would exceed the statutory limitation. The current statutory limitation is the greater of (i) 10% of the insurer’s policyholders’ surplus, as shown on its last annual statement on file with the Commissioner or (ii) the insurer’s statutory net gain from operations for the previous twelve months, but in no event to exceed statutory unassigned surplus. Indiana law gives the Commissioner broad discretion to disapprove requests for dividends in excess of these limits.

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

Lincoln UK’s operations consist primarily of unit-linked life and pension products, which are similar to U.S. produced variable life and annuity products. Lincoln UK’s insurance subsidiaries are regulated by the U.K. Financial Services Authority (“FSA”) and are subject to capital requirements as defined by the U.K. Capital Resources Requirement (formerly the Required Minimum Solvency Margin). All insurance companies operating in the U.K. have to complete an RBC assessment to demonstrate to the FSA that they hold sufficient capital to cover their risks. RBC requirements in the U.K. are different than the NAIC requirements. In addition, the FSA has imposed certain minimum capital requirements for the combined U.K. subsidiaries. Lincoln UK maintains approximately 1.5 to 2 times the required capital as prescribed by the regulatory margin. As is the case with regulated insurance companies in the U.S., changes to regulatory capital requirements can impact the dividend capacity of the UK insurance subsidiaries and cash flow to us.

Reinsurance

Our amounts recoverable from reinsurers represent receivables from and reserves ceded to reinsurers. We obtain reinsurance from a diverse group of reinsurers and we monitor concentration, as well as financial strength ratings of our principal reinsurers. Our principal reinsurers are strongly rated companies, with Swiss Re representing the largest exposure. In 2001, we sold our reinsurance business to Swiss Re primarily through indemnity reinsurance arrangements. Because we are not relieved of our liability to the ceding companies for this business, the liabilities and obligations associated with the reinsured contracts remain on our Consolidated Balance Sheets with a corresponding reinsurance receivable from the business sold to Swiss Re, which totaled $4.1 billion at March 31, 2006 and December 31, 2005. Swiss Re has funded a trust with a balance of $1.7 billion at March 31, 2006 to support this business. In addition to various remedies that we would have in the event of a default by Swiss Re, we continue to hold assets in support of certain of the transferred reserves. These assets consist of those reported as trading securities and certain mortgage loans. Our liabilities for funds withheld and embedded derivatives included $2.1 billion and $0.2 billion, respectively, at March 31, 2006 related to the business sold to Swiss Re.

We recorded the gain related to the indemnity reinsurance transactions on the business sold to Swiss Re as deferred gain in the liability section of our Consolidated Balance Sheet in accordance with the requirements of SFAS No. 113, “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts” (“FAS 113”). We amortize the deferred gain into income at the rate that earnings on the reinsured business are expected to emerge, over a period of 15 years.

Because the reserves related to the personal accident business are based upon various estimates that are subject to considerable uncertainty, the reserves carried on the Consolidated Balance Sheet at March 31, 2006 may ultimately prove to be either excessive or deficient. For instance, in the event that future developments indicate that these reserves should be increased, under FAS 113 we would record a current period non-cash charge to record the increase in reserves. Because Swiss Re is responsible for paying the underlying claims to the ceding companies, we would record a corresponding increase in reinsurance recoverable from Swiss Re. However, FAS 113 does not permit us to take the full benefit in earnings for the recording of the increase in the reinsurance recoverable in the period of the change. Rather, we would increase the deferred gain recognized upon the closing of the indemnity reinsurance transaction with Swiss Re and would report a cumulative amortization “catch-up” adjustment to the deferred gain balance as increased earnings recognized in the period of change. Any amount of additional increase to the deferred gain above the cumulative amortization “catch-up” adjustment must continue to be deferred and will be amortized into income in future periods over the remaining period of expected run-off of the underlying business. No cash would be transferred between Swiss Re and us as a result of these developments.

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

At March 31, 2006 and December 31, 2005, the aggregate liability associated with Lincoln UK selling practices was $10 million and $13 million, respectively. On an ongoing basis, Lincoln UK evaluates various assumptions underlying these estimated liabilities, including the expected levels of future complaints and the potential implications with respect to the adequacy of the aggregate liability associated with UK selling practice matters. Any changes in the regulatory position on time limits for making a complaint regarding the sale of mortgage endowment contracts or higher than expected levels of complaints may result in Lincoln UK revising its estimate of the required level of these liabilities. The reserves for these issues are based on various estimates that are subject to considerable uncertainty. Future changes in complaint levels could affect Lincoln UK’s ultimate exposure to mis-selling issues, although we believe that any future change would not materially affect our consolidated financial position.

In addition, we have successfully pursued claims with some of our liability carriers for reimbursement of certain costs incurred in connection with certain United Kingdom selling practices. We are continuing to pursue claims with liability carriers.

Marketing and Compliance Issues

There continues to be a significant amount of federal and state regulatory activity in the industry relating to numerous issues including, but not limited to, market timing and late trading of mutual fund and variable insurance products and broker-dealer access arrangements. Like others in the industry, we have received inquiries including requests for information and/or subpoenas from various authorities including the SEC, National Association of Securities Dealers (“NASD”), and the New York Attorney General, as well as notices of potential proceedings from the SEC and NASD. We are in the process of responding to, and in some cases have settled or are in the process of settling, certain of these inquiries and potential proceedings. We continue to cooperate fully with such authorities.

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

Guarantees

We have guarantees with off-balance-sheet risks having contractual values of $4 million at both March 31, 2006 and December 31, 2005.

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

We guarantee the repayment of operating leases on facilities which we have subleased to third parties, which obligate us to pay in the event the third parties fail to perform their payment obligations under the subleasing agreements. We have recourse to the third parties enabling us to recover any amounts paid under our guarantees. The annual rental payments subject to these guarantees are $15 million and expire in 2009.

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

By using derivative instruments, we are exposed to credit and market risk. If the counterparty fails to perform, credit risk is equal to the extent of the fair value gain in the derivative. When the fair value of a derivative contract is positive, this generally indicates that the counterparty owes us and, therefore, creates a payment risk for us. When the fair value of a derivative contract is negative, we owe the counterparty and therefore we have no payment risk. We minimize the credit (or payment) risk in derivative instruments by entering into transactions with high quality counterparties that are reviewed regularly by us. We also maintain a policy of requiring that all derivative contracts be governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement.

LNL and we are required to maintain minimum ratings as a matter of routine practice in negotiating ISDA agreements. Under the majority of ISDA agreements and as a matter of policy, LNL has agreed to maintain financial strength or claims-paying ratings above S&P BBB and Moody’s Baa2. A downgrade below these levels would result in termination of the derivatives contract at which time any amounts payable by us would be dependent on the market value of the underlying derivative contract. In certain transactions, we and the counterparty have entered into a collateral support agreement requiring us to post collateral upon significant downgrade. We are required to maintain long-term senior debt ratings of S&P BBB- and Moody’s Baa3. We also require for our own protection minimum rating standards for counterparty credit protection. LNL is required to maintain financial strength or claims-paying ratings above S&P A- and Moody’s A3 under certain ISDA agreements, which collectively do not represent material notional exposure. We do not believe the inclusion of termination or collateralization events pose any material threat to LNC's liquidity position.

Market risk is the adverse effect that a change in interest rates, currency rates, implied volatility rates, or a change in certain equity indexes or instruments has on the value of a financial instrument. We manage the market risk by establishing and monitoring limits as to the types and degree of risk that may be undertaken.

Our derivative instruments are monitored by our risk management committee as part of that committee’s oversight of our derivative activities. Our derivative instruments committee is responsible for implementing various hedging strategies that are developed through our analysis of financial simulation models and other internal and industry sources. The resulting hedging strategies are then incorporated into our overall risk management strategies.

8.	Segment Information

We have four business segments: Lincoln Retirement, Life Insurance, Investment Management and Lincoln UK. Segment operating revenue and income from operations are internal measures used by our management and Board of Directors to evaluate and assess the results of our segments. Operating revenue excludes realized gains and losses on investments and derivative instruments, gains and losses on reinsurance embedded derivative/trading securities, gains and losses on sale of subsidiaries/businesses and amortization of deferred gain arising from reserve development. Income (loss) from operations is net income (loss) excluding net realized investment gains and losses, losses on early retirement of debt, restructuring charges, reserve development net of related amortization on business sold through reinsurance and cumulative effect of accounting changes. We believe that income (loss) from operations explains the results of our ongoing businesses in a manner that allows for a better understanding of the underlying trends in our current businesses because net realized investment gains and losses, losses on early retirement of debt, restructuring charges, reserve development net of related amortization on business sold through reinsurance and cumulative effect of accounting changes are unpredictable and not necessarily indicative of current operating fundamentals or future performance of the business segments, and in many instances, decisions regarding these items do not necessarily relate to the operations of the individual segments.

The following tables show financial data by segment:

	Three Months Ended
	March 31,
(in millions)	2006	2005
Revenue:
Segment Operating Revenue:
Lincoln Retirement	$586	$539
Life Insurance	515	484
Investment Management (1)	163	130
Lincoln UK	70	75
Other Operations	249	244
Consolidating adjustments	(165)	(170)
Net realized investment results (2)	(1)	11
Total	$1,417	$1,313
Net Income:
Segment Operating Income
Lincoln Retirement	$123	$99
Life Insurance	82	68
Investment Management	20	7
Lincoln UK	11	10
Other Operations	(14)	(11)
Other items (3)	-	(1)
Net realized investment results (4)	(1)	7
Net Income	$221	$179

(1)
Revenues for the Investment Management segment include inter-segment revenues for asset management services provided to our other segments. These inter-segment revenues totaled $25 million for both the three months ended March 31, 2006 and 2005.

(2)	Includes realized losses on investments of $11 million and $9 million for the three months ended March 31, 2006 and 2005, respectively; realized gains on derivative instruments of $4 million and $2 million for the three months ended March 31, 2006 and 2005, respectively; gain on reinsurance embedded derivative/trading securities of $6 million and

$4 million for the three months ended March 31, 2006 and 2005, respectively; and gain on sale of subsidiaries/businesses of $14 million for the three months ended March 31, 2005.
(3)	Represents restructuring charges.
(4)
Includes realized losses on investments of $7 million and $6 million for the three months ended March 31, 2006 and 2005, respectively; realized gains on derivative instruments of $2 million and $1 million for the three months ended March 31, 2006 and 2005, respectively; gain on reinsurance embedded derivative/trading securities of $4 million and $3 million for the three months ended March 31, 2006 and 2005, respectively; and gain on sale of subsidiaries/businesses of $9 million for the three months ended March 31, 2005.

9.	Earnings Per Share

                The income used in the calculation of our diluted earnings per share is net income reduced by minority interest adjustments related to outstanding stock options under the Delaware Investments U.S., Inc. (“DIUS”) stock option incentive plan of less than $1 million for the three months ended March 31, 2006 and 2005.

A reconciliation of the denominator in the calculations of basic and diluted net income and income before cumulative effect of accounting change per share is as follows:

	Three Months Ended
	March 31,
	2006	2005
Denominator: [number of shares]
Weighted-average shares as used in basic calculation	174,577,421	173,695,598
Conversion of preferred stock	243,371	268,895
Non-vested stock	1,560,646	1,159,248
Average stock options outstanding during the period	8,850,988	6,959,159
Assumed acquisition of shares with assumed proceeds and
benefits from exercising stock options	(7,778,439)	(6,065,796)
Shares repurchaseable from measured but unrecognized
stock option expense	(824,764)	(620,946)
Average deferred compensation shares	1,300,430	1,232,732
Weighted-average shares, as used in diluted calculation	177,929,653	176,628,890

We have stock options outstanding which were issued at prices that are above the current average market price of our common stock. In the event the average market price of our common stock exceeds the issue price of stock options, such options would be dilutive to our earnings per share and will be shown in the table above. Participants in our deferred compensation plans that select our stock for measuring the investment return attributable to their deferral amounts will be paid out in our stock. These deferred compensation plan obligations are dilutive and are shown in the table above.

10.	Pension and Post-Retirement

Components of Net Periodic Pension Cost—U.S. Plans

The components of net periodic benefit expense for our defined benefit pension plans and post-retirement benefit plans are as follows:

			Other Postretirement
	Pension Benefits		Benefits
	Three months ended		Three months ended
	March 31,		March 31,
(in millions)	2006	2005	2006	2005
U.S. Plans:
Service cost	$5	$5	$1	$1
Interest cost	9	8	1	1
Expected return on plan assets	(11)	(11)	-	-
Recognized net actuarial losses	1	1	-	-
Net periodic benefit expense	$4	$3	$2	$2

Non-U.S. Plans:
Interest cost	$4	$4
Expected return on plan assets	(4)	(3)
Recognized net actuarial (gains) losses	1	1
Net periodic benefit expense	$1	$2

Deferred Compensation Plans

As discussed in Note 8 to the Consolidated Financial Statements in our 2005 Form 10-K, we sponsor deferred compensation plans for certain U.S. employees and agents.

11.	Stock-Based Incentive Compensation Plans

See Note 8 to the Consolidated Financial Statements in our 2005 Form 10-K for a detailed discussion of stock and incentive compensation.

We have various incentive plans for our employees, agents and directors and our subsidiaries that provide for the issuance of stock options, stock incentive awards, stock appreciation rights (“SARs”), restricted stock awards, restricted stock units (“performance shares”), and deferred stock units. DIUS has a separate stock option incentive plan. We have a policy of issuing new shares to satisfy option exercises. Total pre-tax compensation expense (income) for all of our stock-based incentive compensation plans is as follows:

	Three Months Ended
(in millions)	March 31,
	2006	2005
Stock options	$1	$1
Shares	4	6
Cash awards	-	1
DIUS stock options	3	3
SARs	1	(1)
Restricted stock	1	-
Total	$10	$10

Recognized tax benefit	$4	$4

 LNC Stock-Based Incentive Plans

Information with respect to stock option and performance share awards granted under our long-term incentive plans is provided in the table below. There were no awards granted under these plans in the three months ended March 31, 2006.
	March 31,
	2006	2005
Awards
10-year LNC stock options	-	370,646
Performance share units	-	432,561

Outstanding at March 31
10-year LNC stock options	796,548	988,787
Performance share units	935,542	1,647,076

Performance measures for determining the actual amount of stock options and performance share units are established at the beginning of each three-year performance period. Depending on the performance, the actual amount of stock options and performance share units could range from zero to 200% of the granted amount.

The option price assumptions used for our stock option incentive plans were as follows:

Three Months Ended March 31, 2006
Dividend yield	2.8%
Expected volatility	26.5%
Risk-free interest rate	4.4%
Expected life (in years) (1)	1.2
Weighted-average fair value per option granted	$5.94

(1) Decrease in expected life due to the number of reloads in the first three months of 2006 with an expected life less than one year.

Expected volatility is measured based on the historical volatility of the LNC stock price for the previous three-year period. The expected term of the options granted represents the weighted-average period of time from the grant date to the exercise date, weighted for the number of shares exercised for an option grant relative to the number of options exercised over the previous three-year period.

As of March 31, 2006, there was $20 million of unrecognized compensation cost related to nonvested awards under these plans. The cost is expected to be recognized over a weighted-average period of 1.3 years. Information with respect to our incentive plans involving stock options is as follows:

			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
		Average	Contractual	Value
Options	Shares	Exercise Price	Term	(in millions)
Outstanding at December 31, 2005	8,917,718	$44.41
Granted-original	3,017	54.37
Granted-reloads	30,003	55.17
Exercised (includes shares tendered)	(1,412,213)	43.41
Forfeited or expired	(16,418)	47.73
Outstanding at March 31, 2006	7,522,107	$44.64	4.46	$72
Vested or expected to vest at March 31, 2006 (1)	7,500,355	$44.64	4.46	$72
Exercisable at March 31, 2006	6,550,648	$44.27	3.99	$65

(1) Includes estimated forfeitures.

The total fair value of options vested during the three months ended March 31, 2006 was $5 million. The total intrinsic value of options exercised during the three months ended March 31, 2006 was $17 million.

At December 31, 2005, there were 1,577,278 performance shares outstanding, 641,736 of the outstanding shares were vested at December 31, 2005 and issued during the first quarter of 2006. There was no other activity related to performance shares in the first quarter of 2006. The 935,542 nonvested performance shares at March 31, 2006 had a weighted-average grant-date fair value of $45.75.

 Delaware Stock Option Incentive Plan

The option price assumptions used for the DIUS stock option incentive plans were as follows:

Three Months Ended March 31, 2006
Dividend yield	1.3%
Expected volatility	38.0%
Risk-free interest rate	4.7%
Expected life (in years)	4.1
Weighted-average fair value per option granted	$51.35

Expected volatility is measured based on several factors including the historical volatility of the DIUS valuation since the inception of the plan in 2001 and comparisons to other public management companies with similar operating structures. The expected term of the options granted represents the weighted-average period of time from the grant date to the exercise date, based on the historical expected life of DIUS options.

At March 31, 2006, DIUS had 10,139,317 shares of common stock outstanding. Included in other liabilities on our Consolidated Balance Sheet is $48 million related to this plan. Information with respect to the DIUS incentive plan involving stock options is as follows:

			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
		Average	Contractual	Value
Options	Shares	Exercise Price	Term	(in millions)
Outstanding at December 31, 2005	1,469,194	$128.74
Granted - original	20,000	155.73
Exercised (includes shares tendered)	(51,553)	114.12
Forfeited or expired	(92,820)	127.79
Outstanding at March 31, 2006	1,344,821	$129.77	7.5	$35
Vested or expected to vest at March 31, 2006 (1)	1,287,430	$129.45	7.4	$34
Exercisable at March 31, 2006	654,243	$119.65	6.2	$24

(1) Includes estimated forfeitures.

The total fair value of shares that became fully vested during the three months ended March 31, 2006 was $4 million. The total intrinsic value of options exercised during the three months ended March 31, 2006 was $2 million. Unrecognized compensation expense related to nonvested awards under this plan was $22 million as of March 31, 2006. The cost is expected to be recognized over a weighted-average period of 2.7 years. The amount of cash received and the tax benefit realized from stock option exercises under this plan during the three months ended March 31, 2006 was $6 million and $1 million, respectively.

The value of DIUS shares is determined using a market transaction approach based on profit margin, assets under management and revenues. The valuation is performed by an outside appraiser at least semi-annually and reviewed by the Compensation Committee. The last valuation was performed as of December 31, 2005 with a value of $155.73 per share. The value of outstanding shares exercised under this plan and the intrinsic value of vested and partially vested options totaled $48 million at March 31, 2006 and is included in other liabilities on the Consolidated Balance Sheet.

Stock Appreciation Rights Incentive Plan

We recognize compensation expense for SARs based on the fair value method using an option-pricing model. Compensation expense and the related liability are recognized on a straight-line basis over the vesting period of the SARs. The SARs liability is marked-to-market through net income, which causes volatility in net income as a result of changes in the market value of our stock. We hedge this volatility by purchasing call options on LNC stock. Call options hedging vested SARs are also marked-to-market through net income. The mark-to-market gain (loss) recognized through net income on the call options on LNC stock for the three months ended March 31, 2006 and 2005 was $1 million and $(2) million, respectively. The SARs liability at March 31, 2006 and December 31, 2005 was $5 million and $8 million, respectively. As of March 31, 2006, there was $6 million of unrecognized compensation cost related to nonvested awards under this plan excluding the effect of call options. The cost is expected to be recognized over a weighted-average period of 3.7 years.

The option pricing assumptions used for our SAR plan were as follows:

Three Months Ended March 31, 2006
Dividend yield	2.8%
Expected volatility	23.0%
Risk-free interest rate	5.3%
Expected life (in years)	5.0
Weighted-average fair value per option granted (1)	$11.06

(1)	Excluding the effect of call options

Expected volatility is measured based on the historical volatility of the LNC stock price. The expected term of the options granted represents time from the grant date to the exercise date.

Information with respect to our SAR plan is as follows:

			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
		Average	Contractual	Value
SARs	Shares	Exercise Price	Term	(in millions)
Outstanding at December 31, 2005	1,098,126	$44.24
Granted-original	182,550	54.91
Exercised (includes shares tendered)	(321,719)	43.15
Forfeited or expired	(26,459)	43.35
Outstanding at March 31, 2006	932,498	$46.69	2.89	$7
Vested or expected to vest at March 31, 2006	890,629	$46.51	2.83	$7
Exercisable at March 31, 2006	433,604	$46.04	1.75	$4

The payment for SARs exercised during the three months ended March 31, 2006 was $4 million.

In addition to the stock-based incentives discussed above, we have awarded restricted shares of our stock (non-vested stock) under the incentive compensation plan, generally subject to a three-year vesting period. Information with respect to our restricted stock at March 31, 2006 is as follows:

		Weighted-Average
		Grant-Date
	Shares	Fair Market Value
Nonvested at December 31, 2005	177,598	$43.01
Granted	925	50.07
Vested	(41,276)	39.43
Nonvested at March 31, 2006	137,247	$44.14

As of March 31, 2006, there was $3 million of unrecognized compensation cost related to nonvested awards under this plan. The cost is expected to be recognized over a weighted-average period of 1.8 years.

12.	Restructuring Charges

 2005 Restructuring Plan

During May 2005, LFA implemented a restructuring plan to realign its field management and financial planning support areas. The plan is expected to be completed by the third quarter of 2006, except for lease payments on vacated space which run through 2008. The remaining reserves totaled $2 million at March 31, 2006.

2003 Restructuring Plans

In January 2003, the Life Insurance segment announced that it was realigning its operations in Hartford, Connecticut and Schaumburg, Illinois to enhance productivity, efficiency and scalability while positioning the segment for future growth. The remaining reserves associated with this plan totaled $1 million at March 31, 2006.

In June 2003, we announced that we were combining our retirement and life insurance businesses into a single operating unit focused on providing wealth accumulation and protection, income distribution and wealth transfer products. In August 2003, we announced additional realignment activities, which impact all of our domestic operations. The remaining reserves associated with these plans totaled $1 million at March 31, 2006.

1999 and 2000 Restructuring Plans

During 1999 and 2000, we implemented restructuring plans relating to Lincoln UK’s operations. In addition to various other activities, these plans involved vacating leased facilities. All other plan activities have been completed. The remaining reserves of $6 million at March 31, 2006 relate to future lease payments on exited properties, which expire through 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the financial condition of Lincoln National Corporation and its consolidated subsidiaries (“LNC” or the “Company” which also may be referred to as “we” or “us”) as of March 31, 2006 compared with December 31, 2005, and the results of operations of LNC for the three months ended March 31, 2006 compared with the same period last year. The balance sheet information presented below is as of March 31, 2006 and December 31, 2005. The statement of operations information is for the three months ended March 31, 2006 and 2005.

This discussion and analysis should be read in conjunction with our Consolidated Financial Statements and Notes thereto presented in Item 1 (“Consolidated Financial Statements”) and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in our latest annual report on Form 10-K for the year ended December 31, 2005 (“2005 Form 10-K”). You should also read our discussion below of “Critical Accounting Policies” for an explanation of those accounting estimates that we believe are most important to the portrayal of our financial condition and results of operations and that require our most difficult, subjective and complex judgments. Financial information in the tables that follow is presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”), unless otherwise indicated. Certain reclassifications have been made to prior periods’ financial information to conform to the 2005 presentation.

Forward-Looking Statements—Cautionary Language

Certain statements made in this report and in other written or oral statements made by LNC or on LNC’s behalf are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”). A forward-looking statement is a statement that is not a historical fact and, without limitation, includes any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain words like: “believe”, “anticipate”, “expect”, “estimate”, “project”, “will”, “shall” and other words or phrases with similar meaning in connection with a discussion of future operating or financial performance. In particular, these include statements relating to future actions, prospective services or products, future performance or results of current and anticipated services or products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, operations, trends or financial results. LNC claims the protection afforded by the safe harbor for forward-looking statements provided by the PSLRA.

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from the results contained in the forward-looking statements. Risks and uncertainties that may cause actual results to vary materially, some of which are described within the forward-looking statements include, among others:

•
Problems arising with the ability to successfully integrate our and Jefferson-Pilot Corporation’s (“Jefferson-Pilot”) businesses, which may affect our ability to operate as effectively and efficiently as expected or to achieve the expected synergies from the merger or to achieve such synergies within our expected timeframe;

•
Legislative, regulatory or tax changes, both domestic and foreign, that affect the cost of, or demand for, LNC’s products, the required amount of reserves and/or surplus, or otherwise affect our ability to conduct business, including changes to statutory reserves and/or risk-based capital requirements related to secondary guarantees under universal life and variable annuity products such as Actuarial Guideline 38; restrictions on revenue sharing and 12b-1 payments; and the potential for U.S. Federal tax reform;

•
The initiation of legal or regulatory proceedings against LNC or its subsidiaries and the outcome of any legal or regulatory proceedings, such as: (a) adverse actions related to present or past business practices common in businesses in which LNC and its subsidiaries compete; (b) adverse decisions in significant actions including, but not limited to, actions brought by federal and state authorities, and extra-contractual and class action damage cases; (c) new decisions that result in changes in law; and (d) unexpected trial court rulings;

•	Changes in interest rates causing a reduction of investment income, the margins of LNC’s fixed annuity and life insurance businesses and demand for LNC’s products;

•
A decline in the equity markets causing a reduction in the sales of LNC’s products, a reduction of asset fees that LNC charges on various investment and insurance products, an acceleration of amortization of deferred acquisition costs (“DAC”), the value of business acquired (“VOBA”), deferred sales inducements (“DSI”) and deferred front-end loads (“DFEL”) and an increase in liabilities related to guaranteed benefit features of LNC’s variable annuity products;

•	Ineffectiveness of LNC’s various hedging strategies used to offset the impact of declines in the equity markets;

•
A deviation in actual experience regarding future persistency, mortality, morbidity, interest rates or equity market returns from LNC’s assumptions used in pricing its products, in establishing related insurance reserves, and in the amortization of intangibles that may result in an increase in reserves and a decrease in net income;

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

•	The adequacy and collectibility of reinsurance that LNC has purchased;

•	Acts of terrorism or war that may adversely affect LNC’s businesses and the cost and availability of reinsurance;

•	Competitive conditions, including pricing pressures, new product offerings and the emergence of new competitors, that may affect the level of premiums and fees that LNC can charge for its products;

•
The unknown impact on LNC’s business resulting from changes in the demographics of LNC’s client base, as aging baby-boomers move from the asset-accumulation stage to the asset-distribution stage of life;

•	Loss of key management, portfolio managers in the Investment Management segment, financial planners or wholesalers; and

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

INTRODUCTION

Executive Summary

We are a holding company that operates multiple insurance and investment management businesses as well as broadcasting and sports programming business through subsidiary companies. Through our business segments, we sell a wide range of wealth protection, accumulation and retirement income products and solutions. These products include institutional and/or retail fixed annuities, variable annuities, universal life insurance, variable universal life insurance, term life insurance, mutual funds, “529” college savings plans and managed accounts.

Through March 31, 2006, our operations included four business segments: 1) Lincoln Retirement, 2) Life Insurance, 3) Investment Management and 4) Lincoln UK. We also have an “Other Operations” category that includes the financial data for operations of Lincoln Financial Advisors (“LFA”) and Lincoln Financial Distributors (“LFD”), our retail and wholesale distributors, and for operations that are not directly related to the business segments, unallocated corporate items (such as corporate investment income and interest expense on short-term and long-term borrowings) and ongoing amortization of deferred gain on the indemnity reinsurance portion of the sale of the former Reinsurance segment.

Our individual products and services are distributed primarily through brokers, planners, agents and other intermediaries with sales and marketing support provided by LFD, our wholesaling distribution arm. Our group products and services are distributed primarily through financial advisors, employee benefit brokers, third party administrators, and other employee benefit firms with sales support provided by Lincoln’s Employer Markets group and retirement sales specialists. Our retail distribution firm, LFA, offers LNC and non-proprietary products and advisory services through a national network of financial planners, agents and registered representatives.

On April 3, 2006, Jefferson-Pilot, a financial services and broadcasting holding company, merged with and into one of our wholly owned subsidiaries. Jefferson-Pilot, through its subsidiaries, provided products and services in four major businesses: (1) life insurance, (2) annuities and investment products, (3) group life, disability and dental insurance and (4) broadcasting and sports programming production. At March 31, 2006, Jefferson-Pilot had consolidated assets of $35.8 billion and consolidated shareholders’ equity of $3.9 billion. For a detailed description of Jefferson-Pilot’s business, the financial statements of Jefferson-Pilot, and other important information concerning Jefferson-Pilot, please refer to Jefferson-Pilot’s Annual Report on Form 10-K for the year ended December 31, 2005.

We paid $1.8 billion in cash and issued approximately 112 million shares of our common stock to the former holders of Jefferson-Pilot common stock in connection with the merger. We financed the cash portion of the merger consideration through short-term borrowing. Subsequent to the initial financing, we raised approximately $1.3 billion through long-term financings, which was used to repay borrowings under the bridge financing. For additional information on financing activities refer to “Recent Developments” and “Liquidity and Capital Resources” later in the document.

As a result of our merger with Jefferson-Pilot, we provide products and services in five businesses: (1) life insurance, (2) annuities, (3) investment management, (4) group life, disability and dental insurance and (5) media.

See “Recent Developments” below for additional information regarding our merger with Jefferson-Pilot.

Beginning in the second quarter of 2006, we expect to report results through five business units: (1) Individual Markets, (2) Employer Markets, (3) Investment Management, (4) Lincoln UK and (5) Lincoln Financial Media. The following is a brief description of these business units.

Individual Markets. The Individual Markets business unit operates through two segments, Individual Annuities and Individual Life. The Individual Annuities segment provides tax-deferred investment growth and lifetime income opportunities for its clients by offering individual fixed, variable and equity-indexed annuities. The Individual Life segment offers wealth protection and transfer opportunities through both single and survivorship versions of universal life, variable universal life, interest-sensitive whole life, term insurance, as well as a linked-benefit product, which is a universal life insurance policy linked with riders that provide for long-term care costs.

Employer Markets. The Employer Markets business unit operates as a segment and provides products and services to the employer-sponsored marketplace. Employer Markets offers group protection, retirement income, and executive benefits solutions. Products include employer-sponsored variable and fixed annuities, mutual-fund based programs in the 401(k), 403(b), and 457 marketplaces (including the Lincoln DirectorSM (“Director”) business reported in the Investment Management segment through the first quarter of 2006), corporate owned life insurance, as well as group life, disability, and dental insurance.

Investment Management.    The Investment Management business unit operates as a segment and, through Delaware Investments, provides a broad range of managed accounts and portfolios, mutual funds, subadvised funds, and other investment products to individual investors and to institutional investors such as private and public pension funds, foundations, and endowment funds. Delaware Investments is the marketing name for Delaware Management Holdings, Inc. and its subsidiaries.

Lincoln UK. Lincoln UK is headquartered in Barnwood, Gloucester, England, and is licensed to do business throughout the United Kingdom. Lincoln UK primarily focuses on protecting and enhancing the value of its existing customer base. The segment accepts new deposits from existing relationships into existing and a limited number of new products. Lincoln UK’s product portfolio principally consists of unit-linked life and pension products, which are similar to U.S. produced variable life and annuity products, where the risk associated with the underlying investments is borne by the policyholders.

Lincoln Financial Media. The Lincoln Financial Media business unit operates as a segment and consists of 18 radio and 3 television broadcasting stations located in selected markets in the Southeastern and Western United States and also produces syndicated collegiate basketball and football sports programming.

We view our business similar to a columned structure. The base of the structure is our employees. Overlaying the base is financial and risk management, and operating efficiency which are the cornerstones of our management and business philosophy. Talented employees and strong financial and risk management provide the foundation from which we operate and grow our company. With that as a foundation, there are three pillars that we focus on—product excellence, power of the brand and distribution reach.

Product excellence is one of the pillars of our business. It is important that we continually develop and provide products to the marketplace that not only meet the needs of our customers and compete effectively, but also satisfy our risk profile and meet our profitability standards.

Within the variable annuity arena, our Lincoln Smart SecuritySM Advantage, with its one and five-year reset feature, continued to experience significant growth in the first quarter, with elections increasing to 57% of deposits for the first three months of 2006. We believe that as the baby-boomer generation reaches retirement age it will present an emerging opportunity for companies like ours that offer products that allow the baby-boomers to better manage their wealth accumulation, retirement income and wealth transfer needs.

In our Life Insurance segment, we continue to face competitive pressures, especially related to life insurance products with secondary guarantees. For products with lapse protection riders, we remain committed to maintaining appropriate risk management and pricing discipline despite the competitive environment. In addition, we are seeking capital market solutions in response to new regulations requiring increases in statutory reserves for these products.

Our mutual fund offerings have had strong performance over the one-, three-, and five-year performance periods, resulting in strong deposits and net flows and adding to the assets under management for both the retail and institutional products lines in our Investment Management segment. Growth in deposits and net flows have also benefited from changes during 2005 in the management of certain asset category offerings. In addition, Lincoln DirectorSM, our defined contribution retirement product, also contributed to the Investment Management segment’s growth in deposits and net flows so far in 2006.

We continue to expect our major challenges in 2006 to include:

•	The successful integration of the Jefferson-Pilot businesses.

•
While recent increases in long-term rates has eased pressure on spreads a continuation of the low interest rate environment creates a challenge for our products that generate investment margin profits, such as fixed annuities and universal life insurance.

•	The continued, successful expansion of our wholesale distribution businesses.

•	The continuation of competitive pressures in the life insurance marketplace.

•	Increased regulatory scrutiny of the life and annuity industry, which may lead to higher product costs and negative perceptions about the industry.

•	Continued focus by the government on tax reform, which may impact our products.

Recent Developments

On April 3, 2006, we completed our merger with Jefferson-Pilot. We paid $1.8 billion in cash and issued approximately 112 million shares of our common stock to the former holders of Jefferson-Pilot common stock in connection with the merger. We financed the cash portion of the merger consideration by borrowing $1.8 billion under the credit agreement that we entered into with a group of banks in December 2005 (the “bridge facility”). As a result of the merger, we offer fixed and variable universal life, fixed and equity indexed annuities, variable annuities, mutual funds, 401(k) and 403(b) offerings, and group life, disability and dental insurance products. We also operate television and radio stations.

On April 3, 2006, we issued $500 million of Floating Rate Senior Notes due April 6, 2009 (the “Floating Rate Notes”), from which we received net proceeds of approximately $499 million. The Floating Rate Notes bear interest at a rate of three-month LIBOR plus 11 basis points, with quarterly interest payments in April, July, October and January. On April 3, 2006, we also issued $500 million of 6.15% Senior Notes due April 7, 2036 (the “Fixed Rate Notes”), from which we received net proceeds of approximately $492 million. We will pay interest on the Fixed Rate Notes semi-annually in April and October. We may redeem the Fixed Rate Notes at any time subject to a make-whole provision. On April 12, 2006, we issued $275 million of 6.75% junior subordinated debentures due 2066 (the “Capital Securities”), from which we received net proceeds of approximately $266 million. We will pay interest on the Capital Securities quarterly January, April, July and October. We may redeem the capital securities in whole or in part on or after April 20, 2011 (and prior to such date under certain circumstances). We used the net proceeds from the offerings to repay a portion of the outstanding loan balance under the bridge facility.

On April 3, 2006, we entered into an agreement to purchase a variable number of shares of our common stock from a third party broker-dealer, using an accelerated stock buyback program for an aggregate purchase price of $500 million. The number of shares to be repurchased under this agreement will be approximately 8 million but not more than approximately 9 million shares, based on the volume weighted average share price of our common stock over the program’s duration.  On April 10, 2006, we funded the agreement by borrowing $500 million under the bridge facility and received approximately 8 million shares of our common stock, which were retired.  We expect the program to be completed in the third quarter of 2006.

    See Note 3 to the Consolidated Financial Statements in this Form 10-Q and our current reports on Form 8-K filed with the SEC on April 3, 2006, April 7, 2006 and April 20, 2006 for additional information.

Critical Accounting Policies

The MD&A included in our 2005 Form 10-K contains a detailed discussion of our critical accounting policies. The following information updates the critical accounting policies provided in the 2005 Form 10-K.

Intangible Assets

Accounting for intangible assets requires numerous assumptions, such as estimates of expected future profitability for our operations and our ability to retain existing blocks of life and annuity business in force. Our accounting policies for the deferred acquisition costs (“DAC”), value of business acquired (“VOBA”), deferred sales inducements (“DSI”) and the liability for deferred front-end loads (“DFEL”) impact all four business segments. DAC, VOBA, DSI and DFEL will be referred to hereinafter collectively as DAC, unless otherwise noted.

Acquisition costs for variable annuity contracts, universal and variable universal life insurance policies are amortized over the lives of the contracts in relation to the incidence of estimated gross profits (“EGPs”) derived from the contracts. Acquisition costs are those costs that vary with and are primarily related to new or renewal business. These costs include commissions and other expenses that vary with new business volume. The costs that we defer are recorded as an asset on our balance sheet as DAC for products we sold or VOBA for books of business we acquired. In addition, we defer costs associated with DSI and revenues associated with DFEL. DFEL is a balance sheet liability, and when amortized, increases income.

The table below presents the balances by business segment as of March 31, 2006.

	Lincoln	Life	Investment	Lincoln	Other
March 31, 2006 (in millions)	Retirement	Insurance	Management	UK	Operations	Total
DAC	$1,614	$2,102	$167	$488	$-	$4,371
VOBA	73	652	-	259	-	984
DSI	140	-	-	-	-	140
Total DAC, VOBA and DSI	1,827	2,754	167	747	-	5,495
DFEL	-	363	-	365	-	728
Net DAC, VOBA, DSI and DFEL	$1,827	$2,391	$167	$382	$-	$4,767
_________________
Note:       The above table includes DAC and VOBA amortized in accordance with SFAS No. 60, “Accounting and Reporting by Insurance Enterprises.” Under SFAS No. 60, acquisition costs for traditional life insurance products, which include whole life and term life insurance contracts, are amortized over periods of 10 to 30 years on either a straight-line basis or as a level percent of premium of the related policies depending on the block of business. No DAC is being amortized under SFAS No. 60 for fixed and variable payout annuities.

As more fully discussed in our 2005 Form 10-K, beginning in the fourth quarter of 2004, we enhanced our “reversion to the mean” (“RTM”) process, the process we use to compute our best estimate long-term gross growth rate assumption, to evaluate the carrying value of DAC for our variable annuity, annuity-based 401(k) and unit-linked product blocks of business. Under our enhanced RTM process, on each valuation date, future EGPs are projected using stochastic modeling of a large number of future equity market scenarios in conjunction with best estimates of lapse rates, interest margins and mortality to develop a statistical distribution of the present value of future EGPs for each of the blocks of business. The statistical distribution is designed to identify when the equity market return deviations from expected returns have become significant enough to warrant a change of the future equity return EGP assumption.

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

Given where our best estimate of EGPs for the Lincoln Retirement segment was positioned in the range at March 31, 2006, if we were to assume a 9% long-term gross equity market growth assumption from March 31, 2006 forward in determining the revised EGPs, we estimate that it would result in a cumulative decrease to DAC amortization (positive DAC unlocking) of approximately $137 million pre-tax ($89 million after-tax). To further illustrate the position in the range of our best estimate of EGPs for the Lincoln Retirement segment at March 31, 2006, a one-quarter equity market movement of positive 10% would bring us to the first of the two statistical ranges while a one quarter equity market movement of positive 30% would bring us to the second of the two ranges for the Lincoln Retirement segment. Subsequent equity market performance that would keep us at or move us beyond the first statistical range would likely result in positive unlocking. Negative equity market performance would have to be significantly greater than the above percentages for us to exceed the lower end of the two statistical ranges.

For a more detailed discussion of the enhanced RTM process, refer to the discussion in Critical Accounting Policies - Intangible Assets, included in our 2005 Form 10-K.

Guaranteed Minimum Benefits

    The Lincoln Retirement segment has a hedging strategy designed to mitigate the risk and income statement volatility caused by changes in the equity markets, interest rates, and volatility associated with the Lincoln Smart SecuritySM Advantage guaranteed minimum withdrawal benefit (“GMWB”) and our various guaranteed minimum death benefit (“GMDB”) features available in our variable annuity products. The hedging strategy is designed such that changes in the value of the hedge contracts move in the opposite direction of changes in the value of the embedded derivative of the GMWB or changes in the reserve for GMDB contracts subject to the hedging strategy. Account balances covered in this hedging program combined with account balances for which there is no death benefit represent approximately 94% of total variable annuity account balances, which excludes the Alliance mutual fund business. We have not implemented a hedging strategy for our guaranteed income benefit (“GIB”) feature, as less than 3% of variable annuity account balances are subject to this feature and substantially all of these outstanding contracts are still in the accumulation phase.

The reserves related to the GMDB are based on the application of a benefit ratio to total assessments related to the variable annuity. The level and direction of the change in reserves will vary over time based on the emergence of the benefit ratio (which is based on both historical and projected future level of benefits) and the level of assessments (both historical and projected) associated with the variable annuity. We utilize a delta hedging strategy for variable annuity products with a GMDB feature, which uses futures on U.S.-based equity market indices to hedge against movements in equity markets. Because the GMDB reserves are based upon projected long-term equity market return assumptions, and since the value of the hedging contracts will reflect current capital market conditions, the quarterly changes in values for the GMDB reserves and the hedging contracts may not offset each other on an exact basis. Despite these short-term fluctuations in values, we intend to continue to hedge our long-term GMDB exposure in order to mitigate the risk associated with falling equity markets. Our hedging program covers substantially all exposures for these policies.

We utilize a dynamic hedging strategy for variable annuity products with a GMWB feature, which uses futures on U.S.-based equity indices to hedge against movements in the equity markets, as well as interest rate and equity derivative securities to hedge against changes in reserves associated with changes in interest rates and market implied volatilities. As of March 31, 2006, the notional amounts of the underlying hedge instruments are such that the magnitude of the change in the value of the hedge instruments due to changes in equity markets, interest rates, and implied volatilities is designed to offset the magnitude of the change in the fair value of the GMWB guarantee caused by those same factors. At March 31, 2006, the embedded derivative for GMWB was an asset valued at $38 million.  The embedded derivative is an asset at March 31, 2006 as the estimated present value of expected future contract charges is greater than the estimated present value of expected future claims.

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

RESULTS OF CONSOLIDATED OPERATIONS

			Increase
Three Months Ended March 31, (in millions)	2006	2005	(Decrease)
Insurance premiums	$78	$70	11%
Insurance fees	476	419	14%
Investment advisory fees	85	59	44%
Net investment income	678	660	3%
Amortization of deferred gain	19	19	-
Other revenues and fees	82	75	9%
Net realized investment losses	(1)	(3)	67%
Gain on sale of subsidiaries	-	14	-100%
Total Revenue	1,417	1,313	8%
Insurance benefits	584	573	2%
Underwriting, acquisition, insurance and
other expenses	496	480	3%
Interest and debt expenses	22	22	-
Total Benefits and Expenses	1,102	1,075	3%
Income before federal income taxes	315	238	32%
Federal income taxes	94	59	59%
Net Income	$221	$179	23%

Items Included in Net Income (after-tax):
Realized loss on investments and
derivative instruments	$(4)	$(5)
Net gain on reinsurance embedded
derivative/trading securities	4	3
Gain on sale of subsidiaries	-	9
Restructuring charges	-	(1)

The table below provides a detailed comparison of items included within net realized investment losses.

			Increase
Three Months Ended March 31, (in millions)	2006	2005	(Decrease)
Realized gains on investments	$25	$28	-11%
Realized losses on investments	(21)	(21)	-
Realized gain on derivative instruments	4	2	100%
Amounts amortized to balance sheet accounts	(13)	(14)	7%
Gain on reinsurance embedded derivative/trading securities	6	4	50%
Investment expenses	(2)	(2)	-
Net losses on investments and derivative instruments	$(1)	$(3)	67%
Write-downs for other-than-temporary impairments included in
realized losses on investments above	$(2)	$(9)	78%

Following are deposits and net flows by business segment. For additional detail of deposit and net flow information, see the discussion in “Results of Operations by Segment” below:

			Increase
Three Months Ended March 31, (in billions)	2006	2005	(Decrease)
Deposits:
Lincoln Retirement	$2.888	$2.639	9%
Life Insurance	0.535	0.512	4%
Investment Management	8.564	5.168	66%
Consolidating Adjustments (1)	(0.247)	(0.298)	-17%
Total Deposits	$11.740	$8.021	46%

Net Flows:
Lincoln Retirement	$0.858	$0.776	11%
Life Insurance	0.297	0.260	14%
Investment Management	5.004	2.796	79%
Consolidating Adjustments (1)	0.082	0.019	NM
Total Net Flows	$6.241	$3.851	62%

			As of	Increase	Increase
	As of March 31,		December 31,	(Decrease) over	(Decrease) over
(in billions)	2006	2005	2005	Prior quarter	Prior year
Assets Under Management by Advisor (2)
Investment Management:
External Assets	$86.0	$58.0	$77.1	48%	12%
Insurance-related Assets	43.4	44.2	44.5	-2%	-2%
Lincoln UK	9.0	8.6	8.6	5%	5%
Within Business Units (Policy Loans)	1.9	1.9	1.9	-	-
By Non-LNC Entities	42.7	32.8	39.7	30%	8%
	$183.0	$145.5	$171.8	26%	7%

(1)	Consolidating adjustments represent the elimination of deposits and net flows on products affecting more than one segment.
(2)
Assets under management by advisor provide a breakdown of assets that we manage or administer either directly or through unaffiliated third parties. These assets represent our investments, assets held in separate accounts and assets that we manage or administer for individuals or other companies. We earn insurance fees, investment advisory fees or investment income on these assets.

NM - Not Meaningful

Comparison of Three Months Ended March 31, 2006 to 2005

Revenues

The increase in insurance fees and investment advisory fees in the first quarter of 2006 primarily reflects growth in deposits and assets under management, and to a lesser extent, the effects of favorable equity market performance. Assets under management increased 26% as a result of positive net flows and market value gains throughout 2005 and the first quarter of 2006. The average level of the equity markets was higher in 2006 compared to 2005, resulting in higher fee income. Excluding the impact of dividends, the S&P 500 index was 9.7% higher and the average daily S&P index was 7.6% higher in the first quarter of 2006 than the first quarter of 2005.

The increase in net investment income in the first quarter of 2006 compared to the same period in 2005 primarily reflects higher portfolio yields and higher invested assets due to the favorable effect of asset growth from net flows.

Included in revenues were net realized losses on investments of $1 million and $3 million for the first quarters of 2006 and 2005, respectively. See “Consolidated Investments” below for additional information on our investment performance. Revenues from the sale of subsidiaries/businesses in the first quarter of 2005 included a pre-tax gain of $14 million from an agreement to settle in full the residual contingent payments resulting from the arrangement to outsource Lincoln UK’s back-office operations to Capita Life and Pension Services Limited, a subsidiary of Capita Group Plc, (“Capita”) the outsourcing firm for Lincoln UK’s customer and policy administration functions.

 Expenses

Consolidated expenses for the first quarter of 2006 increased $27 million, or 3%, compared to the same period in 2005. Expenses were higher in the Lincoln Retirement, Life Insurance and Investment Management business segments. See “Results of Operations by Segment” below for further discussion by segment. The increase resulted from growth in our business partially offset by the effect of spread management through lower crediting rates on interest-sensitive business and movements from fixed to variable annuity products. In addition, expenses were lower from the amortization of DAC, VOBA, DSI and DFEL on a consolidated basis. The impact varied by segment.

Expenses for the first quarter of 2005 included restructuring charges of $2 million pre-tax and were the result of expense initiatives undertaken by us during 2003 to improve operational efficiencies. For additional information on restructuring charges see Note 12 to the Consolidated Financial Statements of this Form 10-Q. Federal income tax expense for the first quarter of 2005 included a $6 million reduction related to a partial release of a deferred tax valuation allowance in our Barbados insurance company, which was included in Other Operations.

RESULTS OF OPERATIONS BY SEGMENT

In this MD&A, in addition to providing consolidated revenues and net income (loss), we also provide segment operating revenue and income (loss) from operations because we believe they are meaningful measures of revenues and the profit or loss generated by our operating segments. Operating revenue is GAAP revenue excluding realized gains and losses on investments and derivative instruments, gains and losses on reinsurance embedded derivative/trading securities, gains and losses on sale of subsidiaries/businesses and the amortization of deferred gain arising from reserve development on business sold through reinsurance. Income (loss) from operations is GAAP net income excluding net realized investment gains and losses, losses on early retirement of debt, restructuring charges, reserve development net of related amortization on business sold through reinsurance and cumulative effect of accounting changes. Operating revenue and income (loss) from operations are the financial performance measures we use to evaluate and assess the results of our segments. Accordingly, we report income (loss) from operations by segment in Note 8 to our Consolidated Financial Statements. Our management and Board of Directors believe that income (loss) from operations explains the results of our ongoing businesses in a manner that allows for a better understanding of the underlying trends in our current businesses because net realized investment gains and losses, restructuring charges, reserve development net of related amortization on business sold through reinsurance and cumulative effect of accounting changes are unpredictable and not necessarily indicative of current operating fundamentals or future performance of the business segments, and in many instances, decisions regarding these items do not necessarily relate to the operations of the individual segments. Income (loss) from operations does not replace net income as the GAAP measure of our consolidated results of operations.

Following is a reconciliation of our segment revenue and income from operations to our consolidated revenue and net income:

	Three Months Ended
	March 31,
(in millions)	2006	2005
Revenue:
Segment Operating Revenue:
Lincoln Retirement	$586	$539
Life Insurance	515	484
Investment Management (1)	163	130
Lincoln UK	70	75
Other Operations	249	244
Consolidating adjustments	(165)	(170)
Net realized investment results (2)	(1)	11
Total	$1,417	$1,313
Net Income:
Segment Operating Income
Lincoln Retirement	$123	$99
Life Insurance	82	68
Investment Management	20	7
Lincoln UK	11	10
Other Operations	(14)	(11)
Other items (3)	-	(1)
Net realized investment results (4)	(1)	7
Net Income	$221	$179

________________________
(1)
Revenues for the Investment Management segment include inter-segment revenues for asset management services provided to our other segments. These inter-segment revenues totaled $25 million for both the three months ended March 31, 2006 and 2005.

(2)
Includes realized losses on investments of $11 million and $9 million for the three months ended March 31, 2006 and 2005, respectively; realized gains on derivative instruments of $4 million and $2 million for the three months ended March 31, 2006 and 2005, respectively; gain on reinsurance embedded derivative/trading securities of $6 million and $4 million for the three months ended March 31, 2006 and 2005, respectively; and gain on sale of subsidiaries/businesses of $14 million for the three months ended March 31, 2005.

(3)	Represents restructuring charges.
(4)
Includes realized losses on investments of $7 million and $6 million for the three months ended March 31, 2006 and 2005, respectively; realized gains on derivative instruments of $2 million and $1 million for the three months ended March 31, 2006 and 2005, respectively; gain on reinsurance embedded derivative/trading securities of $4 million and $3 million for the three months ended March 31, 2006 and 2005, respectively; and gain on sale of subsidiaries/businesses of $9 million for the three months ended March 31, 2005.

Lincoln Retirement

			Increase
Operating Summary for the Three Months Ended March 31, (in millions)	2006	2005	(Decrease)
Operating Revenues:
Insurance premiums	$10	$11	-9%
Insurance fees	220	172	28%
Net investment income	359	357	1%
Other revenues and fees	(3)	(1)	NM
Total Operating Revenues	586	539	9%
Operating Expenses:
Insurance benefits	241	248	-3%
Underwriting, acquisition, insurance and other expenses	179	163	10%
Total Operating Expenses	420	411	2%
Income from operations before taxes	166	128	30%
Federal income taxes	43	29	48%
Income from Operations	$123	$99	24%

			Increase
March 31, (in billions)	2006	2005	(Decrease)
Account Values:
Variable Annuities	$50.8	$40.5	25%
Fixed Annuities	20.8	21.4	-3%
Fixed Annuities Ceded to Reinsurers	(2.2)	(2.3)	-4%
Total Fixed Annuities	18.6	19.1	-3%
Total Annuities	69.4	59.6	16%
Alliance Mutual Funds	4.3	3.2	34%
Total Annuities and Alliance Mutual Funds	$73.7	$62.8	17%

Fixed Portion of Variable Annuities	9.4	9.7	-3%

Average Daily Variable Account Values	$49.5	$40.4	23%
Average Daily Alliance Mutual Fund Account Values	4.0	3.0	33%

Income from Operations Variances—Increase (Decrease)
in the Period From Prior Year Period

Three Months Ended
(in millions, after-tax)	March 31,
Increase in Income from Operations	$24

Significant Changes in Income from Operations:
Fee income - after-DAC
Effects of equity markets	5
Variable annuity net flows	8
Net decrease in DAC amortization	6
Investment margins (including earnings on investment partnerships) - after DAC	3
Branding expenses retained in Other Operations	2

Net Flows

			Improvement
Three Months Ended March 31, (in billions)	2006	2005	(Decline)
Variable Portion of Variable Annuity Deposits	$1.877	$1.478	27%
Variable Portion of Variable Annuity Withdrawals	(1.263)	(1.012)	-25%
Variable Portion of Variable Annuity Net Flows	0.614	0.466	32%
Fixed Portion of Variable Annuity Deposits	0.531	0.542	-2%
Fixed Portion of Variable Annuity Withdrawals	(0.335)	(0.324)	-3%
Fixed Portion of Variable Annuity Net Flows	0.196	0.218	-10%
Total Variable Annuity Deposits	2.408	2.020	19%
Total Variable Annuity Withdrawals	(1.598)	(1.336)	-20%
Total Variable Annuity Net Flows	0.810	0.684	18%
Fixed Annuity Deposits	0.162	0.198	-18%
Fixed Annuity Withdrawals	(0.376)	(0.454)	17%
Fixed Annuity Net Flows	(0.214)	(0.256)	16%
Total Annuity Deposits	2.570	2.218	16%
Total Annuity Withdrawals	(1.974)	(1.790)	-10%
Total Annuity Net Flows	0.596	0.428	39%

Alliance Mutual Fund Deposits	0.318	0.421	-24%
Alliance Mutual Fund Withdrawals	(0.056)	(0.074)	24%
Total Alliance Mutual Fund Net Flows	0.262	0.347	-24%

Total Annuity and Alliance Deposits	2.888	2.639	9%
Total Annuity and Alliance Withdrawals	(2.030)	(1.864)	-9%
Total Annuity and Alliance Net Flows	$0.858	$0.775	11%

Annuities Incremental Deposits	$2.531	$2.162	17%
Alliance Mutual Fund Incremental Deposits	0.318	0.420	-24%
Total Annuities and Alliance Incremental Deposits (1)	$2.849	$2.582	10%

_____________________________
(1) Incremental Deposits represent gross deposits reduced by transfers from other Lincoln Retirement products.

Gross Deposits

			Increase
Three Months Ended March 31, (in billions)	2006	2005	(Decrease)
Individual Annuities
Variable	$2.115	$1.715	23%
Fixed	0.020	0.052	-62%
Total	2.135	1.767	21%
Employer-Sponsored Products
Variable	0.293	0.306	-4%
Fixed	0.027	0.020	35%
Total Employer-Sponsored Annuities
- excluding Alliance Program	0.320	0.326	-2%
Fixed - Alliance Program	0.115	0.125	-8%
Total	0.435	0.451	-4%
Alliance Mutual Funds	0.318	0.421	-24%
Total Employer-Sponsored Products	0.753	0.872	-14%
Total Annuity and Alliance Program Deposits
Variable	2.726	2.442	12%
Fixed	0.162	0.197	-18%
Total Annuities and Alliance Program Deposits	$2.888	$2.639	9%
Total Alliance Program Deposits	$0.433	$0.546	-21%

Interest Rate Margins

			Increase
			(Decrease)
Three Months Ended March 31, (in billions)	2006	2005	(basis points)
Net investment income yield	6.19%	6.05%	14
Interest rate credited to policyholders	3.78%	3.82%	(4)
Interest rate margin	2.41%	2.23%	18
Effect on yield and interest rate margin from
commercial mortgage loan prepayment
and bond makewhole premiums	0.13%	0.08%	5
Interest rate margin adjusted for above items	2.28%	2.15%	13

Average fixed annuity account values (in billions)	$20.0	$20.4

Effect on income from operations (after-tax,
after-DAC) (in millions)
Commercial mortgage loan prepayment
and bond makewhole premiums	$3	$2

Lincoln Retirement - Comparison of Three Months Ended March 31, 2006 to 2005

Revenues

Insurance fees increased 28% in the first quarter of 2006 compared to the first quarter of 2005 as a result of increases in average daily variable annuity account values. The increase in account values reflects cumulative positive net flows and improvement in the equity markets between periods. Excluding the impact of dividends, the S&P 500 index was 9.7% higher and the average daily S&P index was 7.6% higher in the first quarter of 2006 than the first quarter of 2005. Variable product sales increased 12% in the first quarter of 2006 over the same 2005 period while fixed product and Alliance mutual fund sales were down from the same period in the previous year.

New deposits are an important component of our effort to grow the annuity business. Although deposits do not significantly impact current period income from operations, they are an important indicator of future profitability. In the past several years, we have concentrated our efforts on both product and distribution breadth. Annuity deposits increased 16% in the first quarter of 2006 compared to the same 2005 period, primarily due to growth in the individual variable annuity business.

The growth in individual variable annuity deposits was primarily a result of continued strong sales of products with the Lincoln Smart SecuritySMAdvantage feature and the expansion of the wholesaling force in LFD. Variable annuity gross deposits in our Lincoln ChoicePlusSM and American Legacy products were up 24% for the first quarter of 2006 to $2.1 billion compared to $1.7 billion for the first quarter of 2005.

Individual fixed annuity deposits declined in the first quarter of 2006 compared to the same 2005 period, primarily due to the continued low interest rate environment. We continue to approach the fixed annuity marketplace on an opportunistic basis, generally offering rates that are consistent with our required spreads. In the current interest rate environment, we expect this trend of lower fixed annuity deposits to continue.

Alliance program deposits were $433 million (including Alliance program fixed annuity deposits) in the first quarter of 2006, compared to $546 million for the first quarter of 2005. The Alliance program bundles our fixed annuity products with mutual funds, along with recordkeeping and employee education components. We earn fees for the services we provide to mutual fund accounts and investment margins on fixed annuities of Alliance program accounts. The amounts associated with the Alliance mutual fund program are not included in the separate accounts reported in our Consolidated Balance Sheets. Deposits in our traditional annuity products in the employer-sponsored business declined modestly in the first quarter of 2006 compared to the first quarter of 2005.

The other component of net flows is retention of the business. One of the key assumptions in pricing a product is the account persistency, which we refer to as the lapse rate. The lapse rate compares the amount of withdrawals to the retained account values. One way to measure a company’s success in retaining assets is to look at the overall level of withdrawals from period to period. Additionally, by comparing actual lapse rates to the rates assumed in designing the annuity product, it is possible to gauge the impact of persistency on profitability. Overall lapse rates for the first quarters of 2006 and 2005 were 9.6% and 10.1%, respectively. In both periods, overall lapse rates have been more favorable than the level of persistency assumed in product pricing. The lapse rate for the first quarter of 2005 included the impact of three large employer-sponsored case withdrawals aggregating $121 million. The persistency of the employer-sponsored business tends to be higher than in the individual annuity marketplace as employer-sponsored products involve systematic deposits and are part of an overall employee benefit plan, which are generally not subject to the level of exchange activity typically experienced in the individual marketplace.

One of our fixed annuity products, the Step Five Fixed Annuity has a sixty-day window period following each five year fixed guarantee period. Crediting rates for each subsequent five-year, fixed guarantee period are set at the beginning of the window period. During the window period, account holders can withdraw their funds without incurring a surrender charge. Account values for this product were $2.8 billion at December 31, 2005, with approximately $1.2 billion and $1.1 billion of account values entering the window period during 2006 and 2007, respectively. Through March 31, 2006 approximately $47 million of account value entered the window period, with the remainder of the 2006 amount spread fairly evenly over the balance of the year. For the first quarter of 2006, we experienced a lapse rate on these accounts of 43%, which is consistent with our DAC amortization assumptions for this product. Given the current interest rate environment, we would expect to see our lapse rate increase in 2006 as a portion of these account holders withdraw their funds, but we would not expect the after-DAC, after-tax effect to be significant to the earnings of the Lincoln Retirement segment, helped in part by a 50% coinsurance arrangement on 87% of the account values.

Net investment income increased modestly for the first three months of 2006 compared with the same 2005 period, due to higher investment portfolio yields offset by lower fixed annuity account values. Net investment income included $7 million from commercial mortgage loan prepayment and bond makewhole premiums for the first quarter of 2006 compared to $4 million for the same 2005 period.

When analyzing the impact of net investment income, it is important to understand that a portion of the investment income earned is credited to the policyholders of our fixed annuity products. The interest credited to policyholders is included in the segment’s expenses. Annuity product interest rate margins represent the excess of the yield on earning assets over the average crediting rate. The yield on earning assets is calculated as net investment income on fixed product investment portfolios divided by average earning assets. The average crediting rate is calculated using interest credited on annuity products less bonus credits and excess interest on policies with the dollar cost averaging feature, divided by the average fixed account values net of coinsured account values. Fixed account values reinsured under modified coinsurance agreements are included in account values for this calculation. Interest credited to policyholder balances decreased for the first three months of 2006 compared to the same 2005 period as a result of lower average fixed account values and lower average crediting rates.

The interest rate margin table above summarizes the effect of changes in the portfolio yield, the rate credited to policyholders, as well as the impact of prepayment premiums on results on an after-DAC, after-tax basis. The interest rate margin increased to 2.41% for the first quarter of 2006 from 2.23% for the first quarter of 2005. This was driven by an increase in quarter-over-quarter investment income yield and a reduction in crediting rates. After removing the effects of prepayment premiums, the interest rate margin improved to 2.28% for the first quarter of 2006 compared to 2.15% for the first quarter of 2005. Favorable portfolio yields offset the expected reduction in interest rate margins. As interest rates increase and the gap between new money rates and portfolio rates narrows, we expect to manage the effect of spreads for near term operating income through a combination of rate actions and portfolio management. In April 2006, we increased crediting rates by 10 basis points for one of our products with approximately $8 billion of account values.  Our expectation includes the assumption that there are no significant changes in net flows in or out of our fixed accounts or other changes which may cause interest rate margins to differ from our expectation. For information on interest rate margins and the interest rate risk due to falling interest rates, see “Item 3 - Quantitative and Qualitative Disclosures About Market Risk” of this Form 10-Q.

Expenses

Insurance benefits include interest credited to policyholders of $201 million and $205 million in the first quarter of 2006 and 2005, respectively. The decline is a result of lower average fixed account values and past actions taken to lower crediting rates commensurate with the reduction in the overall investment yield over the last several years. See the table above for the interest rate credited to policyholders.

Also included in insurance benefits are the costs associated with guaranteed benefits included within variable annuities with the GMDB, GMWB or GIB riders. The effect of changes in net reserve and benefit payments during the first quarter of 2006 attributable to these guaranteed benefits was partially offset by the favorable results of the hedge program such that the period over period variances on an after-DAC and after-tax basis was not significant.

At March 31, 2006, Lincoln Retirement’s net amount at risk (“NAR”) related to contracts with a GMDB feature was $0.4 billion. The related GAAP and statutory reserves were $17 million and $42 million, respectively. The comparable amounts at December 31, 2005, were a NAR of $0.5 billion, GAAP reserves of $15 million and statutory reserves of $43 million. At any point in time, the NAR is the difference between the potential death benefit payable and the total account value, with a floor of zero (when account values exceed the potential death benefit there is no amount at risk). Accordingly, the NAR represents the maximum amount Lincoln Retirement would have to pay if all policyholders died. In evaluating the GMDB exposures that exist within our variable annuity business relative to industry peers, it is important to distinguish between the various types of GMDB features, and other factors such as average account values, average amounts of NAR, and the age of contractholders. The following table and discussion provides this information for our variable annuity business as of March 31, 2006:

	Type of GMDB Feature
	Return of	High Water
	Premium	Mark	Roll-up	No GMDB	Total
Variable Annuity Account Value (billions)	$33.6	$19.9	$0.3	$6.4	$60.2
% of Total Annuity Account Value	55.8%	33.1%	0.5%	10.6%	100.0%
Average Account Value (thousands)	$47.6	$97.6	$124.6	$67.4	$64.3
Average NAR (thousands)	$2.5	$10.2	$13.4	N/A	$5.8
NAR (billions)	$0.1	$0.3	$-	N/A	$0.4
Average Age of Contract Holder	53	63	66	61	56
% of Contract Holders > 70 Years of Age	13.0%	29.9%	37.7%	29.0%	18.6%

We have variable annuity contracts containing GMDBs that have a dollar for dollar withdrawal feature. Under such a feature, withdrawals reduce both current account value and the GMDB amount on a dollar for dollar basis. For contracts containing this dollar for dollar feature, the account holder could withdraw a substantial portion of their account value resulting in a GMDB that is multiples of the current account value. Our exposure to this dollar for dollar risk is somewhat mitigated by the fact that we do not allow for partial 1035 exchanges on non-qualified contracts. To take advantage of the dollar for dollar feature, the contractholder must take constructive receipt of the withdrawal and pay any applicable surrender charges. We report the appropriate amount of the withdrawal that is taxable to the Internal Revenue Service, as well as indicating whether or not tax penalties apply under the premature distribution tax rules. We closely monitor the dollar for dollar withdrawal GMDB exposure and work with key broker dealers that distribute our variable annuity products. The GMDB feature offered on new sales is a pro-rata GMDB feature whereby each dollar of withdrawal reduces the GMDB benefit in proportion to the current GMDB to account value ratio. As of March 31, 2006, there were 780 contracts for which the death benefit to account value ratio was greater than ten to one. The NAR on these contracts was $51 million.

    Underwriting, acquisition, insurance and other expenses increased $16 million, or 10%, for the first quarter of 2006 compared to the same 2005 period. The increase was driven principally by account value growth from sales and favorable equity markets, which resulted in higher commissions expenses, net of deferrals and higher DAC amortization. This increase was partially offset by the favorable effects on DAC amortization from the third quarter 2005 unlocking and lower operating expenses. The decline in operating expenses is due in part to the decision to retain branding expenses in Other Operations, which totaled $3 million in the first quarter of 2005.

Life Insurance

			Increase
Operating Summary for the Three Months Ended March 31, (in millions)	2006	2005	(Decrease)
Operating Revenues:
Insurance premiums	$51	$46	11%
Insurance fees	201	194	4%
Net investment income	254	236	8%
Other revenues and fees	9	8	13%
Total Operating Revenues	515	484	6%
Operating Expenses:
Insurance benefits	275	261	5%
Underwriting, acquisition, insurance and other expenses	116	123	-6%
Total Operating Expenses	391	384	2%
Income from operations before taxes	124	100	24%
Federal income taxes	42	32	31%
Income from Operations	$82	$68	21%

 Income from Operations Variances—Increase (Decrease)
in the Period from Prior Year Period

Three Months Ended
(in millions, after-tax, after DAC)	March 31,
Increase in Income from Operations	$14

Significant Changes in Segment Income from Operations:
Effects of equity markets	1
Mortality and expense assessments	5
Investment margins (including earnings on investment partnerships)	4
Branding expenses retained in Other Operations	2

			Increase
Three Months Ended March 31,	2006	2005	(Decrease)
First Year Premiums-by Product (in millions)
Universal Life ("UL")
Excluding MoneyGuardSM	$109	$87	25%
MoneyGuardSM	51	49	4%
Total Universal Life	160	136	18%
Variable Universal Life ("VUL")	27	26	4%
Whole Life	8	8	__
Term	8	9	-11%
Total Retail	203	179	13%
Corporate Owned Life Insurance ("COLI")	20	25	-20%
Total First Year Premiums	$223	$204	9%

Net Flows (in billions)
Deposits	$0.535	$0.512	4%
Withdrawals & Deaths	(0.238)	(0.252)	-6%
Net Flows	$0.297	$0.260	14%
Policyholder Assessments	$(0.303)	$(0.287)	6%

			Increase
March 31, (in billions)	2006	2005	(Decrease)
Account Values
Universal Life	$10.4	$9.8	6%
Variable Universal Life	3.1	2.5	24%
Interest-Sensitive Whole Life ("ISWL")	2.2	2.2	__ %
Total Life Insurance Account Values	$15.7	$14.5	8%

In Force-Face Amount
Universal Life and Other*	$137.6	$132.4	4%
Term Insurance	191.8	176.6	9%
Total In-Force	$329.4	$309.0	7%

Net Amount at Risk
Universal Life and Other	$119.5	$115.6	3%
Term Insurance	190.9	175.7	9%
Total Net Amount at Risk	$310.4	$291.3	7%

______________________________________
* Includes COLI of $8.0 billion and $7.2 billion at March 31, 2006 and 2005, respectively.

Interest Rate Margins

			Increase
Three Months Ended March 31,	2006	2005	(Decrease)
			(basis points)
Interest Sensitive Products
Net investment income yield	6.47%	6.32%	15
Interest rate credited to policyholders	4.64%	4.75%	(11)
Interest rate margin	1.83%	1.57%	26
Effect on Yield and Interest Rate Margin from
commercial mortgage loan prepayment and bond makewhole premiums	0.07%	0.00%	7
Interest rate margin adjusted	1.76%	1.57%	19
Effect on Income from Operations (After-tax, after-DAC) (in millions)
Commercial mortgage loan prepayment and bond makewhole premiums	$1	$-

Traditional Products
Net investment income yield	6.48%	6.43%	5
Effect on Yield
Commercial mortgage loan prepayment and bond makewhole premiums	0.05%	0.05%	-
Net investment income yield after adjusted for above items	6.43%	6.38%	5

Life Insurance - Comparison of Three Months Ended March 31, 2006 to 2005

Revenues, First Year Premium, In-force and Net Amount at Risk

Revenues for the first quarter of 2006 increased 6% compared to the same 2005 period. Premiums increased 11% and revenues from insurance fees were up 4%. Insurance fees include mortality assessments, expense assessments and surrender charges. Growth in mortality and expense assessments in the first quarter of 2006 compared to the same period in 2005 is primarily related to increased sales of universal life products and favorable persistency. Partially offsetting this growth was lower revenues from surrender charges due to favorable persistency. The improved persistency results in higher business in force, which should positively affect future revenues.

For the first quarter of 2006, we experienced growth in life insurance in-force and NAR in both term life and UL and other permanent products. It is important to view the in-force and NAR growth separately for term products versus UL and other permanent products, as term products by design have a lower profitability to face amount relationship than do permanent life insurance products. Insurance premium revenue relates to whole life and term life insurance products. Term and whole life insurance products have insurance fees and COIs generated from the NAR. These are components of the change in policy reserves on these products, and are reflected in insurance benefits. Insurance premiums increased 11% for the first quarter of 2006 compared to the same period in 2005. Insurance premiums for term insurance increased 44% for the first quarter of 2006 compared to the same period in 2005, while insurance premiums for whole life decreased 5% for the same periods. For term insurance, gross premiums grew 8% from continued growth in the book of business. Also contributing to the growth in net term insurance premiums was a 4% reduction in premiums paid for reinsurance coverage in the first quarter of 2006 compared to the same period in 2005, primarily resulting from restructuring our reinsurance program in September 2005. Under the restructured program, we reduced the percentage of each new term policy reinsured and changed from using coinsurance to using renewable term reinsurance. See “Reinsurance” below for additional information regarding our reinsurance coverage.

First year premiums are not part of revenues (other than for term products) and do not have a significant impact on current quarter income from operations, but are indicative of future profitability. Total first year premiums for the first quarter of 2006 increased 9% compared to the first quarter of 2005, due to an increase of $24 million, or 18%, in UL sales and more modest growth in VUL. The increase in UL sales was primarily related to our Lincoln UL LPR 6 product, which was introduced in the fourth quarter of 2004 and experienced increasing sales throughout 2005 and into 2006.  In March 2006, we introduced our UL LPR 7 product, which could effect sales in the near term.

Net investment income increased 8% in the first quarter of 2006 compared to the first quarter of 2005. This increase was due to higher commercial mortgage loan prepayments and bond makewhole premiums, favorable returns in a shareholder investment portfolio, increased general account yields and higher invested assets. The favorable returns in the shareholder investment portfolio includes favorable income from special investments that contributed 17 basis points to our interest rate margins in the first quarter of 2006.

Interest rate margins for interest sensitive products improved 19 basis points in the first quarter of 2006 compared to the same 2005 period. Interest sensitive products include UL and ISWL and provide for interest to be credited to policyholder accounts. The difference between what we credit to policyholder accounts and interest income we earn on interest sensitive assets is interest rate margin. Traditional non-dividend participating (“Non-par”) products include term and whole life insurance with interest income used to build the policy reserves. At March 31, 2006 and 2005, interest-sensitive products represented approximately 89% and 88%, respectively, of total interest sensitive and traditional Non-par earning assets.

At March 31, 2006, spreads between new money rates and general account yields have narrowed. Going forward, we expect to be able to manage the effects of spreads on near term operating income through a combination of rate actions and portfolio management. This assumes no significant changes in net flows in or out of our fixed accounts or other changes which may cause interest rate margins to differ from our expectations. At March 31, 2006, 41% of the interest sensitive account values have crediting rates at contract guaranteed levels, and 53% have crediting rates within 50 basis points of contractual guarantees. For information on interest rate margins and the interest rate risk due to falling interest rates, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this Form 10-Q.

Expenses

Insurance benefits include interest credited to policyholders of $150 million and $146 million in the first quarter of 2006 and 2005, respectively. Actions taken by the segment to lower crediting rates commensurate with the reductions in the overall investment yield in 2005 offset the effects of growth in the book of business. Refer to the table above for the interest rate credited to policyholders.

During the third quarter 2005, we undertook our annual comprehensive review of the assumptions underlying the amortization of DAC, VOBA and DFEL. We reviewed the various assumptions including investment rate margins, mortality and retention. This comprehensive review resulted in a decrease in the on-going amortization expense of approximately $1 million pre-tax per quarter beginning in the fourth quarter of 2005.

The Life Insurance segment had positive retrospective DAC unlocking of $2 million pre-tax ($1 million after-tax) in the first quarter of 2006, primarily due to favorable mortality and persistency. The segment experienced negative retrospective DAC unlocking in the first quarter of 2005 of $3 million pre-tax ($2 million after-tax), resulting primarily from unfavorable mortality results and COLI surrenders during the period.

    UL and VUL products with secondary guarantees represented approximately 25% of permanent life insurance in-force at March 31, 2006 and approximately 81% of first year premiums for these products. As more fully discussed in our 2005 Form 10-K, new business written after July 1 2005, for these products are subject to Actuarial Guideline 38 (also known as “AXXX”) statutory reserve requirements. Application of this guideline has resulted in an increase to statutory reserves for these products of approximately $140 million, which reduced statutory surplus by approximately $88 million at March 31, 2006. There was no impact to GAAP reserves. We continue to evaluate potential modifications to our universal life products with secondary guarantees that may be made in response to the revised regulation. Although the impact of this proposal on future sales of guaranteed no-lapse UL cannot be predicted, it may result in a price increase for such products.

Underwriting, acquisition insurance and other expenses declined $7 million, or 6%, for the first quarter of 2006 compared to the same 2005 period. The favorable effects of retrospective DAC unlocking combined with lower operating expenses were responsible for the decrease. The decline in operating expenses is due in part to retaining branding expenses in Other Operations, which totalled $3 million for the Life Insurance segment for the first quarter of 2005.

Investment Management

			Increase
Operating Summary for the Three Months Ended March 31, (in millions)	2006	2005	(Decrease)
Operating Revenues:
Investment advisory fees - retail/institutional	$85	$59	44%
Investment advisory fees - insurance-related	25	25	-%
Insurance fees	21	17	24%
Net investment income	13	13	0%
Other revenues and fees	19	16	19%
Total Operating Revenues	163	130	25%
Operating Expenses:
Insurance benefits	7	7	-%
Underwriting, acquisition, insurance and other expenses	126	113	12%
Total Operating Expenses	133	120	11%

Income from operations before Federal income taxes	30	10	200%
Federal income taxes	10	3	233%
Income from Operations	$20	$7	186%

Income from Operations Variances—Increase (Decrease)
in the Period from Prior Year Period

Three Months Ended
(in millions, after-tax, after DAC)	March 31,
Increase in Income from Operations	$13

Significant Changes in Segment Income from Operations:
Effects of financial markets/net flows, variable expenses and other	15
Portfolio management alignment (including business
and portfolio restructuring)	(1)

Assets Under Management

March 31, (in billions)	2006	2005	Increase
Retail-Equity	$39.5	$27.0	46%
Retail-Fixed	9.3	8.5	9%
Total Retail	48.8	35.5	37%

Institutional-Equity	21.7	11.5	89%
Institutional-Fixed	15.5	11.0	41%
Total Institutional	37.2	22.5	65%

Insurance-related Assets	43.4	44.2	-2%
Total Assets Under Management	$129.4	$102.2	27%

Total Sub-advised Assets, included in above amounts
Retail	$19.1	$12.2	57%
Institutional	5.3	3.9	36%
Total Sub-advised Assets at the End of the Period	$24.4	$16.1	52%

Net Flows

			Increase
Three Months Ended March 31, (in billions)	2006	2005	(Decrease)
Retail:
Equity:
Fund deposits	$3.184	$2.773	15%
Redemptions and transfers	(1.845)	(1.508)	22%
Net flows-Equity	1.339	1.265	6%

Fixed Income:
Fund deposits	0.597	0.608	-2%
Redemptions and transfers	(0.484)	(0.295)	64%
Net flows-Fixed Income	0.113	0.313	-64%

Total Retail:
Fund deposits	3.781	3.381	12%
Redemptions and transfers	(2.329)	(1.803)	29%
Net flows-Total Retail	1.452	1.578	-8%

Institutional:
Equity:
Inflows/deposits	1.909	0.576	231%
Withdrawals and transfers	(0.931)	(0.440)	112%
Net flows-Equity	0.978	0.136	619%

Fixed Income:
Inflows/deposits	2.874	1.211	137%
Withdrawals and transfers	(0.300)	(0.129)	133%
Net flows-Fixed Income	2.574	1.082	138%

Total Institutional:
Inflows/deposits	4.783	1.787	168%
Withdrawals and transfers	(1.231)	(0.569)	116%
Net flows-Total Institutional	3.552	1.218	192%

Combined Retail and Institutional:
Deposits/inflows	8.564	5.168	66%
Redemptions, withdrawals and transfers	(3.560)	(2.372)	50%
Net flows-Combined Retail and Institutional	$5.004	$2.796	79%

____________________________
Note:	The term deposits in the above table and in the following discussion represents purchases of mutual funds and managed accounts, deposits in variable annuity funds, and inflows in advisory accounts.

 Investment Management - Comparison of Three Months Ended March 31, 2006 to 2005

Revenues, Deposits and Net Flows

    Investment advisory fees-retail/institutional increased 44% in the first quarter of 2006 compared to the same period in 2005, due to a higher average level of assets under management resulting from positive net flows, improved returns in the equity markets and changes in product mix. We believe that the increase in the asset base and continued growth in net flows were attributable to several factors, including changes in the management of certain asset category offerings and the recognition in the marketplace of improving investment performance. The level of net flows may vary considerably from period to period and net flows in one quarter may not be indicative of net flows in subsequent quarters.

Investment advisory fees include amounts that are ultimately paid to sub-advisors for managing the sub-advised assets. The amounts paid to sub-advisors are included in the segment’s expenses. In addition, included in the investment advisory fees—retail/institutional are fees earned from managing funds included within our variable annuity and life insurance products.

Investment advisory fees - insurance related is made up of fees for asset management services this segment provides for our general account assets supporting our fixed products and surplus, including those of the Lincoln Retirement and Life Insurance segments.

The increase in insurance fees from the annuity-based 401(k) Director business primarily relates to higher assets under management due to equity market performance and positive net flows of $0.4 billion in the twelve months ended March 31, 2006. Income from operations for this segment for the first quarter of 2006 and 2005 includes $5 million and $4 million, respectively, for the Director product. Assets under management for this business were $6.9 billion and $5.7 billion at March 31, 2006 and 2005, respectively.

The increase in assets under management from March 31, 2005 to 2006 is primarily the result of positive net flows and market value gains. Net flows for the twelve months ended March 31, 2006, were $7.0 billion in retail and $11.2 billion in institutional. Market value gains were $6.4 billion in retail and $3.5 billion in institutional for the same period.

Expenses

Underwriting, acquisition, insurance and other expenses increased 12% in the first quarter of 2006 compared to the first quarter of 2005, primarily from expenses that vary with revenues and levels of assets under management. Unlike the capitalization of acquisition costs with insurance products, we are not able to capitalize the acquisition costs of new business in the asset management business. The increase in expenses reflects the second quarter 2005 additions of a large cap equity growth team and an international equity team, and an increase in sub-advisory fees due to an increase in assets under management.

    The International ADR managed accounts product currently sub-advised by Mondrian Investment Partners has been closed to new investors. This closure was primarily driven by investment considerations surrounding capacity limitations and the need to protect the interests of our existing customers. While we anticipate that our flow of funds from new managed accounts will slow with this product closing, we have other asset classes to attract new accounts, such as another International ADR vehicle to sell into this marketplace.  We do not expect the closing of the International ADR managed accounts to have an adverse material effect on our results of operations.

Lincoln UK

Operating Summary for the			Increase
Three Months Ended March 31, (in millions)	2006	2005	(Decrease)
Operating Revenues:
Insurance premiums	$17	$15	13%
Insurance fees	34	36	-6%
Net investment income	17	20	-15%
Other revenues and fees	2	4	-50%
Total Operating Revenues	70	75	-7%

Operating Expenses:
Insurance benefits	25	25	0%
Underwriting, acquisition, insurance and other expenses	28	34	-18%
Total Operating Expenses	53	59	-10%

Income before taxes	17	16	6%
Federal income taxes	6	6	0%
Income from Operations	$11	$10	10%

			Increase
March 31, (in billions)	2006	2005	(Decrease)
Unit-Linked Assets	$7.8	$7.2	8%
Individual Life Insurance In-Force	17.7	19.8	-11%
Exchange Rate Ratio-U.S. Dollars to Pounds Sterling:
Average for the Period	1.754	1.904	-8%
End of Period	1.737	1.896	-8%

Lincoln UK - Comparison of Three Months Ended March 31, 2006 to 2005

Revenues

The average exchange rate for the U.S. dollar relative to the British pound sterling declined 8% for the first quarter of 2006 compared to the same 2005 period. Excluding the effect of the exchange rate, insurance premiums and insurance fees increased 23% and 2%, respectively, for the first quarter of 2006 compared to the first quarter of 2005. The increase in insurance premiums reflects an increase in the annuitization of vesting pension policies. Our policy lapse rate, as measured by the number of policies in-force, was 6.8% for the three months ended March 31, 2006, compared to 6.9% for the comparable 2005 period. The growth in insurance fees was due to higher average equity-linked account values resulting from favorable U.K. equity markets, partially offset by lower tax related fees. The value of the FTSE 100 index was 22% higher at March 31, 2006 compared to March 31, 2005.

 Expenses

Operating expenses were 10% lower in the first quarter of 2006 compared to the first quarter of 2005, primarily due to the impact of the exchange rate and lower project related expenses in the first quarter of 2006 compared to the same 2005 period. Excluding the effect of the exchange rate, operating expenses were 2% lower in the first quarter of 2006 than the first quarter of 2005.

    The services provided to the segment under the Capita agreement are currently deemed to be exempt from value added tax (“VAT”). In 2005, the European Court of Justice indicated that VAT should be applied to such an arrangement. The European Commission has announced that they are to conduct a review of the treatment of VAT within financial services. It is uncertain when this review will be completed and what the outcome will be. Future changes in the application of VAT to Lincoln UK’s outsourcing arrangement with Capita could impact the segment’s results, although we believe that any future change would not materially effect our consolidated financial position.

Other Operations

			Increase
Operating Summary for the Three Months Ended March 31, (in millions)	2006	2005	(Decrease)
Income (Loss) from Operations by Source:
LFA	$(4)	$(8)	50%
LFD	(6)	(6)	-
Financing costs	(14)	(14)	-
Other Corporate	(2)	5	NM
Amortization of deferred gain on indemnity reinsurance	12	12	-
Loss from Operations	$(14)	$(11)	-27%

Other Operations - Three Months Ended March 31, 2006 to 2005

LFA

LFA’s operating results for the first quarter of 2006 improved by $4 million compared to the same 2005 period, reflecting lower expenses from expense management and realignment activities and higher sales of our Lincoln Retirement segment products. Lower sales of our Life Insurance segment products, non-proprietary products and Delaware mutual funds partially offset these improvements.

LFA’s net revenues were $53 million for the three months ended March 31, 2006 compared to $52 million for the same 2005 period. Net revenues are revenues received, primarily in compensation for the sale of a product or service, reduced by commissions owed to agents or brokers responsible for the sale or provision of service. Annuity sales increased 3% in the first quarter of 2006 compared to 2005. Proprietary first year life insurance premiums distributed through LFA decreased 4% in the first quarter of 2006 compared to the first quarter of 2005. Deposits into Delaware’s mutual funds through LFA were $46 million and $59 million for the first quarter of 2006 and 2005, respectively. Deposits into Delaware mutual funds through LFA represent approximately 11% of LFA’s total mutual fund deposits in the first quarter of 2006.

LFD

LFD’s operating results for the first quarter of 2006 were level with results from the first quarter of 2005. LFD’s revenues represent wholesaling allowances paid by our operating segments to LFD for wholesaling our products. Sales growth was primarily a result of strong deposits in variable annuities and higher first year premiums in retail life insurance, partially offset by decreased deposits in mutual funds and managed accounts. Deposits into variable annuities were $2.1 billion, an increase of 23% over first quarter 2005. Deposits in the Choice Plus and American Legacy Variable Annuity products were the key contributor to the variable annuity deposit growth in the first quarter of 2006. First year premiums of retail life insurance products through LFD were $169 million, an increase of 20% from the first quarter of 2005. Deposits into mutual funds, managed accounts and 401(k) products, for which LFD provided wholesaling services were $2.6 billion in the first quarter of 2006, a decrease of 10% over the first quarter of 2005. First year premiums of COLI life insurance products were $20 million in the first quarter of 2006, a decrease of 21% from the same 2005 period.

Other Corporate

    Other Corporate had an operating loss of $2 million and operating income of $5 million for the first quarter of 2006 and 2005, respectively. Included in operating income for the first quarter of 2005 is a $6 million reduction in Federal income tax expense related to a partial release of a deferred tax valuation allowance in our Barbados insurance company. The loss for Other Corporate for the first quarter of 2006 includes branding expenses of $4 million after-tax, which were allocated to the business segments in the first quarter of 2005.

Financing Costs

Financing costs for the first quarter of 2006 were level with the same 2005 period. The favorable effects from the May 2005 maturity of a senior note were offset by higher short-term rates on commercial paper borrowings and floating rate senior notes, and higher average outstanding commercial paper balances. We expect financing costs to increase over the remainder of 2006 due to merger-related financing activities in the second quarter of 2006. See “Recent Developments” above, Note 3 to the Consolidated Financial Statements in this Form 10-Q and “Review of Consolidated Financial Condition—Liquidity and Cash Flow—Sources of Liquidity and Cash Flow—Financing Activities” for additional information regarding our financing activities.

CONSOLIDATED INVESTMENTS

The following table presents consolidated invested assets, net investment income and investment yield.

(in billions)	March 31, 2006	December 31, 2005	March 31, 2005
Total Consolidated Investments (at Fair Value)	$42.6	$43.2	$44.0
Average Invested Assets (at Amortized Cost)(1)	43.9	43.9	43.9

Three Months Ended March 31, ($ in millions)	2006	2005
Adjusted Net Investment Income (2)	$680	$661
Investment Yield (ratio of net investment income to
average invested assets)	6.13%	6.03%

Items Included in Net Investment Income:
Limited partnership investment income	$11	$9
Prepayment and makewhole premiums	10	3

(1)	Based on the average of invested asset balances at the beginning and ending of each month within the period.
(2)	Includes tax-exempt income on a tax equivalent basis.

The decline in our investment portfolio for the first quarter of 2006 resulted from a decline in the fair value of securities available-for-sale, partially offset by purchases of investments as a result of cash flow generated by our business segments.

Diversification across asset classes is fundamental to our investment policy. Our investment portfolio, excluding cash and invested cash, is composed of fixed maturity securities, mortgage loans on real estate, real estate either wholly owned or in joint ventures and other long-term investments. We purchase investments for our segmented portfolios that have yield, duration and other characteristics that take into account the liabilities of the products being supported. The dominant investments held are fixed maturity securities available-for-sale, which represent approximately 77% of the investment portfolio. Trading securities, which are primarily fixed maturity securities, represent approximately 7.5% of the investment portfolio.

We have the ability to maintain our investment holdings throughout credit cycles because of our capital position, the long-term nature of our liabilities and the matching of our portfolios of investment assets with the liabilities of our various products.

The quality of our available-for-sale fixed maturity securities portfolio, as measured at fair value and by the percentage of fixed maturity securities invested in various ratings categories, relative to the entire available-for-sale fixed maturity security portfolio, as of March 31, 2006 was as follows:

	Rating Agency
	Equivalent	Amortized	Estimated	% of
NAIC Designation	Designation	Cost	Fair Value	Total
		(in millions)
1	AAA / AA / A	$19,780	$20,023	60.9%
2	BBB	10,261	10,371	31.5%
3	BB	1,464	1,467	4.5%
4	B	806	833	2.5%
5	CCC and lower	159	155	0.5%
6	In or near default	26	44	0.1%
		$32,496	$32,893	100.0%

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

Fixed maturity securities available-for-sale invested in below investment grade securities (NAIC designations 3 thru 6) were $2.5 billion, or 7.6%, and $2.5 billion, or 7.5%, of all fixed maturity securities available-for-sale, as of March 31, 2006 and December 31, 2005, respectively. This represents 5.9% of the total investment portfolio at March 31, 2006 compared to 5.8% at December 31, 2005. On an amortized cost basis, below investment grade securities represented 7.6% of available-for-sale fixed maturity securities at both March 31, 2006 and December 31, 2005.

Fixed Maturity and Equity Securities Portfolios: Fixed maturity securities and equity securities consist of portfolios classified as available-for-sale and trading. Mortgage-backed and private securities are included in both available-for-sale and trading portfolios.

Available-for-Sale: Securities that are classified as “available-for-sale” make up 91% of our fixed maturity and equity securities portfolio. These securities are carried at fair value on our Consolidated Balance Sheets. Changes in fair value, net of related DAC, amounts required to satisfy policyholder commitments and taxes, are charged or credited directly to shareholders’ equity. Changes in fair value that are other than temporary are recorded as realized losses in the Consolidated Statements of Income.

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

Mortgage-Backed Securities: Our fixed maturity securities include mortgage-backed securities. These securities are subject to risks associated with variable prepayments, which may result in these securities having a different actual cash flow and maturity than expected at the time of purchase. We limit the extent of our risk on mortgage-backed securities by prudently limiting exposure to the asset class, by generally avoiding the purchase of securities with a cost that significantly exceeds par, by purchasing securities backed by stable collateral and by concentrating on securities with enhanced priority in their trust structure. Such securities with reduced risk typically have a lower yield (but higher liquidity) than higher-risk mortgage-backed securities. At selected times, higher-risk securities may be purchased if they do not compromise the safety of the general portfolio.

Mortgage Loans on Real Estate and Real Estate:

The following summarizes key information on mortgage loans:

	March 31,	December 31,
(dollars in millions)	2006	2005
Total Portfolio (net of reserves)	$3,586	$3,663
Percentage of total investment portfolio	8.4%	8.5%
Percentage of investment by property type
Commercial office buildings	41.4%	40.9%
Retail stores	19.6%	19.2%
Industrial buildings	18.8%	18.9%
Apartments	11.6%	11.5%
Hotels/motels	5.5%	6.4%
Other	3.1%	3.1%

Impaired mortgage loans	$71	$66
Impaired mortgage loans as a percentage of total mortgage loans	2.0%	1.8%
Restructured loans in good standing	$44	$45
Reserve for mortgage loans	$10	$9

In addition to the dispersion by property type, the mortgage loan portfolio is geographically diversified throughout the United States.

All mortgage loans that are impaired have an established allowance for credit loss. Changing economic conditions impact our valuation of mortgage loans. Changing vacancies and rents are incorporated into the discounted cash flow analysis that we perform for monitored loans and may contribute to the establishment of (or an increase or decrease in) an allowance for credit losses. In addition, we continue to monitor the entire commercial mortgage loan portfolio to identify risk. Areas of current emphasis are the hotel, retail, office and industrial properties that have deteriorating credits or have experienced debt coverage reduction. Where warranted, we have established or increased loss reserves based upon this analysis. Impaired mortgage loans were 2.0% and 1.8% of total mortgage loans at March 31, 2006 and December 31, 2005, respectively. As of March 31, 2006 and December 31, 2005, all commercial mortgage loans were current as to principal and interest payments.

Limited Partnership Investments: As of March 31, 2006 and December 31, 2005, our consolidated investments included limited partnership investments of $346 million and $312 million, respectively. These include investments in approximately 55 different partnerships that allow us to gain exposure to a broadly diversified portfolio of asset classes such as venture capital, hedge funds, and oil and gas. The partnerships do not represent off-balance sheet financing and generally involve several third-party partners. Select partnerships contain “capital calls” which require us to contribute capital upon notification by the general partner. These capital calls are contemplated during the initial investment decision and are planned for well in advance of the call date. The capital calls are not material in size and pose no threat to our liquidity. Limited partnership investments are accounted for using the equity method of accounting and the majority of these investments are included in other investments in the Consolidated Balance Sheets.

Net Investment Income: Net investment income increased 3% in the first quarter of 2006 compared to the first quarter of 2005. Excluding commercial mortgage loan prepayment and bond makewhole premiums, the increase in net investment income in the first quarter of 2006 compared to the same period in 2005 primarily reflects higher portfolio yields and higher invested assets due to the favorable effect of asset growth from net flows.

As of March 31, 2006 and December 31, 2005, the carrying amount of fixed maturity securities, mortgage loans on real estate and real estate that were non-income producing was $48 million and $67 million, respectively.

The following discussion addresses our invested assets excluding trading account securities. As discussed above, investment results attributable to the trading securities are passed directly to the reinsurers under the terms of the reinsurance arrangements. See the discussion in our 2005 Form 10-K under “Consolidated Investments” for additional information regarding our investments.

Realized Gains and Losses on Investments and Derivative Instruments: We had net pre-tax realized losses on investments and derivatives of $7 million for each of the three months ended March 31, 2006 and 2005, respectively. Prior to the amortization of DAC, provision for policyholder commitments and investment expenses, pre-tax net realized gains were $8 million and $9 million for the three months ended March 31, 2006 and 2005, respectively.

Included within net realized losses are write-downs for impairments of $2 million and $9 million on fixed maturities and equity securities for the three months ended March 31, 2006 and 2005, respectively.

For additional information regarding our process for determining whether declines in fair value of securities available-for-sale are other than temporary, see “Critical Accounting Policies - Write-Downs for Other-Than Temporary Impairments and Allowance for Losses” in our 2005 Form 10-K.

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

At March 31, 2006 and December 31, 2005, gross unrealized gains on securities available-for-sale were $978 million and $1,380 million, respectively, and gross unrealized losses on securities available-for-sale were $563 million and $313 million, respectively. At March 31, 2006, gross unrealized gains and losses on fixed maturity securities available-for-sale were $959 million and $562 million, respectively, and gross unrealized gains and losses on equity securities available-for-sale were $19 million and $1 million, respectively. At December 31, 2005, gross unrealized gains and losses on fixed maturity securities available-for-sale were $1,371 million and $312 million, respectively, and gross unrealized gains and losses on equity securities available-for-sale were $9 million and $1 million, respectively. Changes in unrealized gains and losses can be attributed to changes in interest rates and credit spreads, which have created temporary price fluctuations. Interest rates rose during the first quarter of 2006 as indicated by a change in the 10-year treasury yield from 4.36% at December 31, 2005 to 4.85% at March 31, 2006.

  For total publicly traded and private securities that we held at March 31, 2006 that were in an unrealized loss position, the fair value, amortized cost, unrealized loss and total time period that the security has been in an unrealized loss position are presented in the table below:

		% Fair	Amortized	% Amortized	Unrealized	% Unrealized
(in millions)	Fair Value	Value	Cost	Cost	Loss	Loss
<= 90 days	$6,778	41.6%	$6,896	40.9%	$(118)	21.0%
> 90 days but <= 180 days	2,273	13.9%	2,339	13.9%	(66)	11.7%
> 180 days but <= 270 days	4,676	28.7%	4,868	28.9%	(192)	34.1%
> 270 days but <= 1 year	326	2.0%	339	2.0%	(13)	2.3%
> 1 year	2,247	13.8%	2,421	14.3%	(174)	30.9%
Total	$16,300	100.0%	$16,863	100.0%	$(563)	100.0%

The composition by industry categories of securities that we held at March 31, 2006 in an unrealized loss position is presented in the table below:

		% Fair	Amortized	% Amortized	Unrealized	% Unrealized
(in millions)	Fair Value	Value	Cost	Cost	Loss	Loss
Collateralized Mortgage Obligations	$2,565	15.7%	$2,636	15.6%	(71)	12.6%
Automotive	218	1.3%	266	1.6%	(48)	8.5%
Banking	1,413	8.7%	1,460	8.7%	(47)	8.3%
Commercial Mortgage Backed Securities	1,441	8.8%	1,481	8.8%	(40)	7.1%
Electric	1,262	7.7%	1,301	7.7%	(39)	6.9%
Asset Backed Securities	1,177	7.2%	1,203	7.1%	(26)	4.6%
Media - Noncable	270	1.7%	290	1.7%	(20)	3.6%
Paper	288	1.8%	306	1.8%	(18)	3.2%
Property & Casualty	624	3.8%	641	3.8%	(17)	3.0%
Government Sponsored	528	3.2%	542	3.2%	(14)	2.5%
Food and Beverage	385	2.4%	398	2.4%	(13)	2.3%
Wirelines	229	1.4%	241	1.4%	(12)	2.1%
Metals and Mining	394	2.4%	405	2.4%	(11)	2.0%
Retailers	254	1.6%	265	1.6%	(11)	2.0%
Entertainment	285	1.7%	295	1.8%	(10)	1.8%
Chemicals	163	1.0%	173	1.0%	(10)	1.8%
Real Estate Investment Trusts	275	1.7%	284	1.7%	(9)	1.6%
Sovereign	247	1.5%	254	1.5%	(7)	1.2%
Distributors	152	0.9%	159	0.9%	(7)	1.2%
Technology	196	1.2%	203	1.2%	(7)	1.2%
Building Materials	176	1.1%	183	1.1%	(7)	1.2%
Pipelines	175	1.1%	181	1.1%	(6)	1.1%
Non-Captive Diversified	170	1.0%	175	1.0%	(5)	0.9%
Consumer Products	97	0.6%	102	0.6%	(5)	0.9%
Diversified Manufacturing	189	1.2%	194	1.2%	(5)	0.9%
Transportation Services	120	0.7%	125	0.7%	(5)	0.9%
Media Cable	70	0.4%	75	0.4%	(5)	0.9%
Independent	157	1.0%	162	1.0%	(5)	0.9%
Industrial - Other	195	1.2%	199	1.2%	(4)	0.7%
Conventional 30 Year	158	1.0%	162	1.0%	(4)	0.7%
Home Construction	132	0.8%	136	0.8%	(4)	0.7%
Non Captive Consumer	174	1.1%	178	1.1%	(4)	0.7%
Brokerage	125	0.8%	129	0.8%	(4)	0.7%
Integrated	94	0.6%	98	0.6%	(4)	0.7%
Financial - Other	127	0.8%	131	0.8%	(4)	0.7%
Airlines	54	0.3%	58	0.3%	(4)	0.7%
Consumer Cyclical Services	76	0.5%	80	0.5%	(4)	0.7%
Oil Field Services	156	1.0%	160	0.9%	(4)	0.7%
Textile	56	0.3%	59	0.3%	(3)	0.5%
Owned No Guarantee	153	0.9%	156	0.9%	(3)	0.5%
Gaming	132	0.8%	135	0.8%	(3)	0.5%
Local Authorities	61	0.4%	64	0.4%	(3)	0.5%
Municipal	110	0.7%	113	0.7%	(3)	0.5%
Supermarkets	74	0.5%	77	0.5%	(3)	0.5%
Non-Agency	71	0.4%	74	0.4%	(3)	0.5%
Wireless	97	0.6%	99	0.6%	(2)	0.4%
Railroads	62	0.4%	64	0.4%	(2)	0.4%
Packaging	48	0.3%	50	0.3%	(2)	0.4%
Pharmaceuticals	89	0.5%	91	0.5%	(2)	0.4%
Healthcare	87	0.5%	89	0.5%	(2)	0.4%
Supranational	51	0.3%	53	0.3%	(2)	0.4%
Tobacco	34	0.2%	35	0.2%	(1)	0.2%
Aerospace/Defense	43	0.3%	44	0.3%	(1)	0.2%
Construction Machinery	67	0.4%	68	0.4%	(1)	0.2%
Health Insurance	29	0.2%	30	0.2%	(1)	0.2%
Industries with Unrealized Losses < $1MM	225	1.4%	231	1.3%	(6)	1.1%
Total	$16,300	100.0%	$16,863	100.0%	(563)	100.0%

Unrealized losses on available-for-sale securities subject to enhanced analysis were $4 million at March 31, 2006, compared with $5 million at December 31, 2005.

Unrealized Loss on All Below-Investment-Grade Available-for-Sale Fixed Maturity Securities: Gross unrealized losses on all available-for-sale below-investment-grade securities were $86 million at March 31, 2006, representing 15.3% of total gross unrealized losses on all available-for-sale securities. Generally, below-investment-grade fixed maturity securities are more likely than investment-grade securities to develop credit concerns. The remaining $477 million or 84.7% of the gross unrealized losses relate to investment grade available-for-sale securities. The ratios of fair value to amortized cost reflected in the table below are not necessarily indicative of the fair value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of these ratios subsequent to March 31, 2006.

For fixed maturity securities that we held at March 31, 2006 that are below-investment-grade and in an unrealized loss position, the fair value, amortized cost, unrealized loss and the ratios of market value to amortized cost are presented in the table below.

	Ratio of Amortized		Amortized	Unrealized
Aging Category (in millions)	Cost to Fair Value	Fair Value	Cost	Loss
<=90 days	70% to 100%	$229	$232	$(3)
>90 days but <=180 days	70% to 100%	78	82	(4)
>180 days but <=270 days	70% to 100%	44	48	(4)
>270 days but <=1 year	70% to 100%	48	50	(2)
<= 1 year Total		399	412	(13)
>1 year	70% to 100%	426	478	(52)
	40% to 70%	16	25	(9)
	Below 40%	4	16	(12)
		446	519	(73)
Total Below-Investment-Grade		$845	$931	$(86)

At March 31, 2006, the range of maturity dates for publicly traded and private securities held that were subject to enhanced analysis and monitoring for potential changes in unrealized loss status varies, with 50.7% of these securities maturing between 5 and 10 years, 34.2% maturing in greater than 10 years and the remaining securities maturing in less than 5 years. At December 31, 2005, the range of maturity dates for these securities varies, with 36.9% maturing between 5 and 10 years, 47.7% maturing after 10 years and the remaining securities maturing in less than 5 years. At March 31, 2006, none of these securities were rated as investment grade compared to less than 0.5% at December 31, 2005.

Unrealized Loss on Fixed Maturity Securities Available-for-Sale in Excess of $10 million: At March 31, 2006, we had no investment grade available-for-sale fixed maturity securities with unrealized losses in excess of $10 million. At March 31, 2006 fixed maturity securities available-for-sale with gross unrealized losses greater than $10 million are presented in the table below.

		Amortized	Unrealized	Length of time
(in millions)	Fair Value	Cost	Loss	in Loss Position
Non-Investment Grade
Ford Motor Co. & affiliates	$24	$42	$(18)	> 1 year
Satellite telecommunications company	46	57	(11)	> 1 year
Total Non-Investment-Grade	$70	$99	$(29)

  At March 31, 2006, our total available-for-sale holdings in Ford Motor and its affiliates and securities it guarantees had a fair value of $36 million and an amortized cost of $57 million. In addition, at March 31, 2006, we held fixed maturity securities available-for-sale of General Motors Corp. and affiliates with fair value of $63 million and amortized cost of $68 million. Our total gross unrealized loss on available-for-sale securities for these two companies was $26 million. Our investments also include a mortgage loan on real estate of $9 million secured by a property that is leased to General Motors. We also have a credit default swap outstanding of $10 million notional issued by an affiliate of General Motors.

The information presented above is subject to rapidly changing conditions. As such, we expect that the level of securities with overall unrealized losses will fluctuate, as will the level of unrealized loss securities that are subject to enhanced analysis and monitoring.

REINSURANCE

Our insurance companies cede insurance to other companies. The portion of risks exceeding each company’s retention limit is reinsured with other insurers. We seek reinsurance coverage within the businesses that sell life insurance to limit our exposure to mortality losses and enhance our capital management. We reinsure approximately 85% to 90% of the mortality risk on newly issued non-term life insurance contracts and approximately 35% to 40% of total mortality risk including term insurance contracts. Our policy is to retain no more than $5.0 million on a single insured life issued on fixed and variable universal life insurance contracts. Additionally, the retention per single insured life for term life insurance and for Corporate Owned Life Insurance (COLI) is $1 million and $2 million, respectively. Beginning in September 2005, we changed our reinsurance program for our primary term products from coinsurance to renewable term and from 90% to 80% on a first dollar quota share basis. In January 2006, we changed this program from 80% first dollar quota share to an excess of retention program.

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

These changes have the effect of reducing premiums paid to reinsurers while increasing our exposure to mortality losses, and could result in more volatility in results for our Life Insurance segment. With respect to annuities, we had previously reinsured a portion of our fixed annuity business, but beginning in 2004, we have retained the full risk on newly issued contracts.

Portions of our deferred annuity business have been reinsured on a Modco basis with other companies to limit our exposure to interest rate risks. At March 31, 2006, the reserves associated with these reinsurance arrangements totaled $2.2 billion. To cover products other than life insurance, we acquire other insurance coverages with retentions and limits that management believes are appropriate for the circumstances. The accompanying financial statements reflect premiums, benefits and DAC, net of insurance ceded. See “Part I—Item 1—Risk Factors” and “Forward-looking Statements—Cautionary Language” and Note 5 to the Consolidated Financial Statements in our 2005 Form 10-K for further information. Our insurance companies remain liable if their reinsurers are unable to meet contractual obligations under applicable reinsurance agreements.

Our amounts recoverable from reinsurers represent receivables from and reserves ceded to reinsurers. At both March 31, 2006 and December 31, 2005, the amounts recoverable from reinsurers were $6.9 billion. We obtain reinsurance from a diverse group of reinsurers and we monitor concentration, as well as financial strength ratings of our principal reinsurers. Our principal reinsurers are strongly rated companies, with Swiss Re representing the largest exposure. In 2001, we sold our reinsurance business to Swiss Re primarily through indemnity reinsurance arrangements. Because we are not relieved of our liability to the ceding companies for this business, the liabilities and obligations associated with the reinsured contracts remain on our Consolidated Balance Sheets with a corresponding reinsurance receivable from the business sold to Swiss Re, which totaled $4.1 billion at March 31, 2006 and December 31, 2005. Swiss Re has funded a trust with a balance of $1.7 billion at March 31, 2006 to support this business. In addition to various remedies that we would have in the event of a default by Swiss Re, we continue to hold assets in support of certain of the transferred reserves. These assets consist of those reported as trading securities and certain mortgage loans. Our liabilities for funds withheld and embedded derivatives included $2.1 billion and $0.2 billion, respectively, at March 31, 2006 related to the business sold to Swiss Re.

REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Liquidity and Capital Resources

Liquidity refers to the ability of an enterprise to generate adequate amounts of cash from its normal operations to meet cash requirements with a prudent margin of safety. Our principal sources of cash flow from operating activities are insurance premiums and fees, investment advisory fees and investment income, while sources of cash flows from investing activities result from maturities and sales of invested assets. We use cash to pay policy claims and benefits, operating expenses, commissions and taxes, to purchase new investments, to pay dividends to our shareholders and to repurchase our stock and debt securities. Our operating activities provided cash of $279 million and $204 million in the first quarters of 2006 and 2005, respectively.

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

	Three Months Ended		Year Ended
	March 31,		December 31,
(in millions)	2006	2005	2005
Dividends from Subsidiaries
LNL	$100	$100	$200
Delaware Investments	12	10	42
Lincoln UK	19	-	44
Other	-	-	1
Subsidiary Loan Repayments & Interest
LNL Interest on Surplus Notes (1)	20	20	78
	$151	$130	$365
Other Cash Flow and Liquidity Items
Return of seed capital	$-	$-	$19
Net capital received from stock option exercises	40	26	83
	$40	$26	$102

(1)	Represents interest on the holding company’s $1.25 billion in surplus note investments in LNL.

 Subsidiaries

Our insurance subsidiaries are subject to certain insurance department regulatory restrictions as to the transfer of funds and payment of dividends to the holding company. Generally, these restrictions pose no short-term liquidity concerns for the holding company. Under Indiana laws and regulations, our Indiana insurance subsidiaries, including our primary insurance subsidiary, LNL, may pay dividends to LNC only from unassigned surplus, without prior approval of the Indiana Insurance Commissioner (the Commissioner), or must receive prior approval of the Commissioner to pay a dividend if such dividend, along with all other dividends paid within the preceding twelve consecutive months, would exceed the statutory limitation. The current statutory limitation is the greater of (i) 10% of the insurer’s policyholders surplus, as shown on its last annual statement on file with the Commissioner or (ii) the insurer’s statutory net gain from operations for the previous twelve months, but in no event to exceed statutory unassigned surplus. Indiana law gives the Commissioner broad discretion to disapprove requests for dividends in excess of these limits.

LNL paid dividends of $100 million in the first quarters of both 2006 and 2005, which did not require prior approval of the Commissioner. Based upon anticipated ongoing positive statutory earnings and favorable credit markets, LNL expects it could pay dividends of $468 million in 2006 without prior approval from the Commissioner.

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

Financing Activities

Although our subsidiaries generate adequate cash flow to meet the needs of our normal operations, periodically we may issue debt or equity securities to fund internal growth, acquisitions, and the retirement of our debt and equity securities. See “Recent Developments” above and Note 3 to the Consolidated Financial Statements in this Form 10-Q for additional information regarding financing activities for our merger with Jefferson-Pilot.

Our Board of Directors has authorized us to issue up to $4 billion of securities, including debt securities, preferred stock, common stock, warrants, stock purchase contracts and stock purchase units of LNC and trust preferred securities of four subsidiary trusts under a previous shelf registration. In March 2006, we filed a new shelf registration with the SEC. In April 2006, we issued $1.3 billion of securities, which leaves us with $2.7 billion of remaining authorization.

At March 31, 2006, we maintained four credit facilities with a group of domestic and foreign banks:

•	a $1.5 billion five-year credit facility entered into in March 2006 and maturing in March 2011, allowing for borrowing or issuances of letters of credit,

•	a $1.0 billion five-year credit facility entered into in February 2006 and maturing in February 2011, allowing for borrowing or issuances of letters of credit,

•	the bridge facility, which is a $2.3 billion credit facility entered into in December 2005 and maturing in December 2006, and

•	a U.K. facility for use by our U.K. subsidiary, which was renewed in January 2006 for 10 million pounds sterling ($17 million at March 31, 2006), maturing in November 2006.

At March 31, 2006, we did not have any loans outstanding under any of the bank lines. On April 3, 2006 we used a $1.8 billion loan from the bridge facility to close our merger with Jefferson-Pilot. Borrowings under the bridge facility are to be used only in connection with our merger with Jefferson-Pilot and share repurchase described below.  At April 30, 2006, we had $1.033 billion outstanding under the bridge facility. If any loans are outstanding under the bridge facility when we complete any long-term offerings for our debt or capital stock, we must use all of the net proceeds of any such offering to first reduce the loans outstanding prior to using the net proceeds for any other purpose.

At March 31, 2006, there were approximately $848 million in outstanding LOCs under the various credit agreements. These LOCs support intercompany reinsurance transactions and specific treaties associated with our former Reinsurance segment. LOCs are primarily used to satisfy the U.S. regulatory requirements of domestic clients of the former Reinsurance segment who have contracted with the reinsurance subsidiaries not domiciled in the United States and for the reserve credit provided by our affiliated offshore reinsurance company to our domestic insurance companies for ceded business.

Under the credit agreements, we must maintain a minimum consolidated net worth level. In addition, the agreements contain covenants restricting our ability to incur liens, merge or consolidate with another entity where we are not the surviving entity and dispose of all or substantially all of our assets. At March 31, 2006, we were in compliance with all such covenants. All of our credit agreements are unsecured.

If current debt ratings and claims paying ratings were downgraded in the future, certain covenants of various contractual obligations may be triggered which could negatively impact overall liquidity. In addition, contractual selling agreements with intermediaries could be negatively impacted which could have an adverse impact on overall sales of annuities, life insurance and investment products. At March 31, 2006, we maintained adequate current financial strength and senior debt ratings and do not anticipate any ratings-based impact to future liquidity.

As discussed above, LNL is employing strategies to lessen the burden of increased AXXX and XXX statutory reserves associated with our LPR product and other products subject to these statutory reserving requirements. Currently, a portion of LPR business is reinsured with a wholly owned non-U.S. domiciled subsidiary of LNC. Included in the amounts outstanding at March 31, 2006 discussed above was approximately $545 million supporting the reinsurance obligations of our non-U.S. domiciled subsidiary to LNL on this LPR business. Recognizing that LOCs are generally one to five years in duration, it is likely LNL will apply a mix of LOCs, reinsurance and capital market strategies in addressing long-term AXXX and XXX needs. The changes in statutory reserving requirements for LPR products sold after July 1, 2005 resulted in an increase of approximately $90 million in our outstanding LOCs at March 31, 2006. LOCs and related capital market alternatives lower the RBC impact of the LPR product. An inability to obtain the necessary LOC capacity or other capital market alternatives could impact our returns on the LPR product.

During 2005, we established a wholly-owned domestic reinsurance subsidiary to reinsure a portion of the XXX statutory reserves associated with our term products in anticipation of employing a capital markets solution to mitigate the impact of our term products to statutory capital and surplus in 2007. No reserves were ceded to this new subsidiary as of March 31, 2006.

Alternative Sources of Liquidity

In order to maximize the use of available cash, the holding company maintains an intercompany cash management account where subsidiaries can borrow from the holding company to meet their short-term needs and can invest their short-term funds with the holding company. Depending on the overall cash availability or need, the holding company invests excess cash in short-term investments or borrows funds in the financial markets. LNL, by virtue of its general account fixed income investment holdings, can access liquidity through securities lending programs and repurchase agreements. At March 31, 2006, LNL had $900 million carrying value of securities out on loan under the securities lending program.

Uses of Capital

Return of Capital to Shareholders

One of the holding company’s principal uses of cash is to provide a return to our shareholders. Through dividends and stock repurchases, we have an established record of providing significant cash returns to our shareholders. We have increased our dividend in each of the last 22 years. In determining our dividend payout, we balance the desire to increase the dividend against capital needs, rating agency considerations and requirements for financial flexibility. The following table summarizes this activity for 2006 and 2005.

	Three Months Ended		Year Ended
	March 31,		December 31,
(in millions, except share data)	2006	2005	2005
Dividends to shareholders	$67	$64	$258
Repurchase of common stock	-	34	103
Total Cash Returned to Shareholders	$67	$98	$361

Number of shares repurchased (in thousands)	-	755	2,331
Average price per share	$-	$45.84	$44.44

During the first quarter of 2006, we did not repurchase any shares due to the merger-related blackout. On April 3, 2006, we entered into an agreement to purchase a variable number of shares of our common stock from a third party broker-dealer, using an accelerated stock buyback program for an aggregate purchase price of $500 million. The number of shares to be repurchased under this agreement will be approximately 8 million but not more than approximately 9 million shares, based on the volume weighted average share price of our common stock over the program’s duration.  On April 10, 2006, we funded the agreement by borrowing $500 million under the bridge facility and received approximately 8 million shares of our common stock, which were retired. We also made a payment of approximately $2.5 million to provide for dividends on shares that may not have been acquired by the third party broker-dealer prior to the close of the program. We expect the program to be completed in the third quarter of 2006.  Our Board of Directors had previously authorized total share repurchases of $1.8 billion. After the purchases under this program, the remaining amount of authorized share repurchases will be $1.3 billion.

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
	Three Months Ended		Year Ended
	March 31,		December 31,
(in millions)	2006	2005	2005
Debt service (interest paid)	$22	$19	$90
Capital contribution to Delaware Investments	-	10	14
Common dividends	67	64	255
Common stock repurchase	-	29	104
Total	$89	$122	$463

 Contingencies and Off-Balance Sheet Arrangements

We have guarantees with off-balance sheet risks having contractual values of $4 million at both March 31, 2006 and December 31, 2005. Certain of our subsidiaries have sold commercial mortgage loans through grantor trusts, which issued pass-through certificates. These subsidiaries have agreed to repurchase any mortgage loans which remain delinquent for 90 days at a repurchase price substantially equal to the outstanding principal balance plus accrued interest thereon to the date of repurchase. In case of default by the borrowers, we have recourse to the underlying real estate. It is management’s opinion that the value of the properties underlying these commitments is sufficient that in the event of default, the impact would not be material to us. These guarantees expire in 2009.

We guarantee the repayment of operating leases on facilities which we have subleased to third parties, which obligate us to pay in the event the third parties fail to perform their payment obligations under the subleasing agreements. We have recourse to the third parties enabling us to recover any amounts paid under our guarantees. The annual rental payments subject to these guarantees are $15 million and expire in 2009.

 Shareholders’ Equity

Total shareholders’ equity decreased $46 million during the three months ended March 31, 2006, primarily due to unrealized losses of securities available-for-sale included in accumulated other comprehensive income resulting from higher interest rates, partially offset by net income.

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

Restructuring Activities

See Note 12 to the Consolidated Financial Statements for the detail of our restructuring activities

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We provided a discussion of our market risk in Item 7A of our 2005 Form 10-K. During the first three months of 2006, there was no substantive change in our market risk except for the items noted below:

Interest Rate Risk—Falling Rates. As discussed in the Quantitative and Qualitative Disclosures About Market Risk section of our 2005 Form 10-K, spreads on our fixed annuity and interest-sensitive whole life, universal life and fixed portion of variable universal life insurance policies, are at risk if interest rates decline and remain low for a period of time. The following table provides detail on the difference between interest crediting rates and minimum guaranteed rates as of March 31, 2006. For example, at March 31, 2006, there are $5,163 million of combined Lincoln Retirement and Life Insurance account values where the excess of the crediting rate over contract minimums is between 0.21% and 0.30%. The analysis presented below ignores any non-guaranteed elements within the life insurance products such as cost of insurance or expense loads, which for many products may be redetermined in the event that interest margins deteriorate below the level that would cause the credited rate to equal the minimum guaranteed rate.

				Percent
Excess of Crediting Rates	Account Values			of Total
over Contract Minimums	Lincoln	Life		Account
As of March 31, 2006	Retirement	Insurance	Total	Values
	(in millions)
CD and On-Benefit type annuities	$5,982	$ __	$5,982	17.88%
Discretionary rate setting products*
No difference	5,775	5,166	10,941	32.70%
up to .1%	6,604	715	7,319	21.88%
0.11% to .20%	112	4	116	0.35%
0.21% to .30%	196	4,967	5,163	15.43%
0.31% to .40%	141	351	492	1.47%
0.41% to .50%	52	679	731	2.18%
0.51% to .60%	1,047	118	1,165	3.48%
0.61% to .70%	546	166	712	2.13%
0.71% to .80%	3	408	411	1.23%
0.81% to .90%	2	21	23	0.07%
0.91% to 1.0%	124	17	141	0.42%
1.01% to 1.50%	56	15	71	0.21%
1.51% to 2.00%	78	__	78	0.23%
2.01% to 2.50%	100	__	100	0.30%
2.51% to 3.00%	6	__	6	0.02%
3.01% and above	5	__	5	0.02%
Total Discretionary rate setting products	14,847	12,627	27,474	82.12%
Grand Total-Account Values	$20,829	$12,627	$33,456	100.00%

________________________
* For purposes of this table, contracts currently within new money rate bands are grouped according to the corresponding portfolio rate band in which they will fall upon their first anniversary.

We expect to manage interest spreads through the interest rate credit management process for the Lincoln Retirement and Life Insurance segments during the remainder of 2006. Refer to Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations by Segment for the effects of such expected changes in interest rate environments.

Derivatives. As indicated in Note 8 of our 2005 Form 10-K, we have entered into derivative transactions to reduce our exposure to rapid rises in interest rates, the risk of changes in liabilities indexed to equity markets, credit risk, foreign exchange risk and to increase our exposure to certain investments in exchange for a premium. In addition, we are subject to risks associated with changes in the value of our derivatives; however, such changes in value are generally offset by changes in the value of the items being hedged by such contracts. Modifications to our derivative strategy are initiated periodically upon review of our overall risk assessment. During the first three months of 2006, the more significant changes in our derivative positions are as follows:

1.
Entered into $0.6 billion notional of interest rate cap agreements that are used to hedge our annuity business against the negative impact of a significant and sustained rise in interest rates. A total of $0.1 billion interest rate caps were terminated, resulting in no gain or loss. A total of $6.0 billion notional is outstanding.

2.
Entered into $57 million notional of interest rate swap agreements hedging floating rate bond coupon payments. A total of $6 million notional matured or was terminated, resulting in a remaining notional of $513.5 million. No gain or loss was recognized on the termination. These interest rate swap agreements convert floating rate bond coupon payments into a fixed rate of return.

3.
Entered into $1.050 billion notional of forward-starting interest rate swap agreements. These swaps are partially hedging the future cash flows of a forecasted debt issuance by us to finance the merger with Jefferson-Pilot.

4.
Terminated 0.4 million call options on LNC stock, resulting in a remaining total of 0.9 million call options on an equal number of shares of LNC stock. A loss of $3 million was recognized on the termination. These call options are hedging the increase in liabilities arising from stock appreciation rights granted on LNC stock.

5.
Entered into financial future contracts in the amount of $2.9 billion notional. These futures are hedging a portion of the liability exposure on certain options in variable annuity products. A total of $2.7 billion notional expired or was closed resulting in a total remaining $2.1 billion notional. No gain or loss was recognized as a result of the expirations or terminations.

6.
Entered into $10 million notional of credit default swap agreements, resulting in a remaining notional of $30 million. We offer credit protection to investors through selling credit default swaps. These swap agreements allow the credit exposure of a particular obligor to be passed onto us in exchange for a quarterly premium.

7.
Entered into $150 million notional of put option agreements resulting in a total of $1.525 billion notional. These put options are hedging a portion of the liability exposure on certain options in variable annuity products. We will receive a payment from the counterparty if the strike rate in the agreement is higher than the specified index rate at maturity.

8.
Entered into foreign exchange forward contracts in the amount of $19.2 million notional that are hedging dividends received from our Lincoln UK subsidiary. The full amount expired resulting in no remaining notional. A loss of $0.1 million was recognized in net income as a result of the expirations.

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

Item 4. Controls and Procedures

(a) Conclusions Regarding Disclosure Controls and Procedures

We maintain disclosure controls and procedures, which are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of March 31, 2006, we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us and our consolidated subsidiaries required to be disclosed in our periodic reports under the Exchange Act.

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

PART II - OTHER INFORMATION

Item 1A. Risk Factors.

Our business faces significant risks. The risks described below update the risk factors described in our 2005 Form 10-K and should be read in conjunction with those risk factors. The risk factors described in this Form 10-Q and the 2005 Form 10-K may not be the only risks we face. Additional risks that we do not yet know of or that we currently think are immaterial may also impair our business operations. If any of the following risks actually occur, our business, financial condition, results of operations or prospects could be affected materially.

Our communications business faces a variety of risks that could adversely affect its results.

Our communications business relies on advertising revenues, and therefore is sensitive to cyclical changes in both the general economy and in the economic strength of local markets. Also, our stations derived 21%, 21% and 24% of their 2005, 2004 and 2003 advertising revenues from the automotive industry. If automobile advertising is severely curtailed, it could have a negative impact on broadcasting revenues.

For 2005, 7% of television revenues came from a network agreement with two CBS-affiliated stations that expires in 2011. The trend in the industry is away from the networks compensating affiliates for carrying their programming and there is a possibility those revenues will be eliminated when the contract is renewed.

Technological media changes, such as satellite radio and the Internet, and consolidation in the broadcast and advertising industries may increase competition for audiences and advertisers.

Our communications business has commitments for purchases of syndicated television programming and commitments for other contracts and future sports programming rights, payable through 2011. These commitments are not reflected as an asset or liability in our balance sheet because the programs are not currently available for use. If sports programming advertising revenue decreases in the future, the commitments may have a material adverse effect on the financial position and earnings of the segment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following tables summarizes purchases of equity securities by the issuer during the quarter ended March 31, 2006:

			(c) Total Number of Shares
	(a) Total Number		(or Units) Purchased as	(d) Approximate Dollar Value
	of Shares (or	(b) Average	Part of Publicly	of Shares that May Yet Be
	Units)	Price Paid per	Announced Plans or	Purchased Under the Plans or
Period	Purchased (1)	Share (or Unit)	Programs (2)	Programs (in millions) (3)
1/1/06 - 1/31/06	22,719	$53.92	-	1,822
2/1/06 - 2/28/06	15,302	56.71	-	1,822
3/1/06 - 3/31/06	2,927	55.00	-	1,822

(1)
Of the total number of shares purchased, 39,853 shares were received in connection with the exercise of stock options and related taxes and 1,095 shares were withheld for taxes on the vesting of restricted stock. For the quarter ended March 31, 2006, there were no shares purchased as part of publicly announced plans or programs.

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

Item 4. Submission of Matters to a Vote of Security Holders

A special meeting of our shareholders was held on March 20, 2006. The matters voted upon at the meeting and the votes cast with respect to such matters are as follows:

Proposal: To approve the issuance of shares of our common stock pursuant to our merger with Jefferson-Pilot.

			Broker
For	Against	Abstain	Non-Votes
131,540,043	878,588	1,229,898	-

Proposal: To approve the adjournment of the special meeting, if necessary, to permit for the solicitation of proxies if there were not sufficient votes at the time of the special meeting to approve the proposal above.

			Broker
For	Against	Abstain	Non-Votes
116,813,962	15,530,222	1,304,345	-

Item 6. Exhibits

The following Exhibits of the Registrant are included in this report.

Note: The number preceding the exhibit corresponds to the specific exhibit number within Item 601 of Regulation S-K.

2.1
Amendment No. 1 to the Agreement and Plan of Merger (the “Amendment”), dated as of January 26, 2006, among Lincoln National Corporation, an Indiana Corporation (“LNC”), Quartz Corporation, a North Carolina corporation and a direct wholly owned subsidiary of LNC, Jefferson-Pilot Corporation, a North Carolina corporation and Lincoln JP Holdings, L.P., an Indiana limited partnership is incorporated by reference to Exhibit 2.1 of LNC’s Form 8-K (File No. 1-6028) filed with the SEC on January 31, 2006.

3.1	Amended and Restated Bylaws of LNC are incorporated by reference to Exhibit 3.1 of LNC’s Form 8-K (File No. 1-6028) filed with the SEC on April 3, 2006.

10.1
Fifth Amended and Restated Credit Agreement, dated as of March 10, 2006, among Lincoln National Corporation, as an Account Party and Guarantor, the Subsidiary Account Parties, as additional Account Parties, JPMorgan Chase Bank, N.A. as administrative agent, J.P. Morgan Securities Inc. and Wachovia Capital Markets LLC, as joint lead arrangers and joint bookrunners, Wachovia Bank, National Association, as syndication agent, Citibank, N.A., HSBC Bank USA, N.A. and The Bank of New York, as documentation agents, and the other lenders named therein is incorporated by reference to Exhibit 10.1 of LNC’s Form 8-K (File No. 1-6028) filed with the SEC on March 15, 2006.

10.2
Credit Agreement, dated as of February 8, 2006, among Lincoln National Corporation, JPMorgan Chase Bank, N.A. as administrative agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as joint lead arrangers and joint bookrunners, Bank of America N.A., as syndication agent, and the other lenders named therein is incorporated by reference to Exhibit 10.1 of LNC’s Form 8-K (File No. 1-6028) filed with the SEC on February 13, 2006.

10.3
Non-Compete and Anti-Solicitation Agreement, Waiver and General Release of Claims between John H. Gotta and the Lincoln National Corporation (effective January 20, 2006) is incorporated by reference to Exhibit 10.1 of LNC’s Form 8-K (File No. 1-6028) filed with the SEC on January 20, 2006.

10.4
Amendment No. 2 to the Lincoln National Corporation 1993 Stock Plan for Non-Employee Directors (effective February 1, 2006) is incorporated by reference to Exhibit 10.1 of LNC’s Form 8-K (File No. 1-6028) filed with the SEC on January 13, 2006.

10.5
Amendment of outstanding option agreements under the Lincoln National Corporation 1993 Stock Plan for Non-Employee Directors is incorporated by reference to Exhibit 10.2 of LNC’s Form 8-K (File No. 1-6028) filed with the SEC on January 13, 2006.

12	Historical Ratio of Earnings to Fixed Charges.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LINCOLN NATIONAL CORPORATION

	By:	/S/ FREDERICK J. CRAWFORD
Frederick J. Crawford Senior Vice President and Chief Financial Officer

	By:	/S/ DOUGLAS N. MILLER
Douglas N. Miller Vice President and Chief Accounting Officer

Date: May 8, 2006

LINCOLN NATIONAL CORPORATION
Exhibit Index for the Report on Form 10-Q
For the Quarter Ended March 31, 2006

2.1
Amendment No. 1 to the Agreement and Plan of Merger (the “Amendment”), dated as of January 26, 2006, among Lincoln National Corporation, an Indiana Corporation (“LNC”), Quartz Corporation, a North Carolina corporation and a direct wholly owned subsidiary of LNC, Jefferson-Pilot Corporation, a North Carolina corporation and Lincoln JP Holdings, L.P., an Indiana limited partnership is incorporated by reference to Exhibit 2.1 of LNC’s Form 8-K (File No. 1-6028) filed with the SEC on January 31, 2006.

3.1	Amended and Restated Bylaws of LNC are incorporated by reference to Exhibit 3.1 of LNC’s Form 8-K (File No. 1-6028) filed with the SEC on April 3, 2006.

10.1
Fifth Amended and Restated Credit Agreement, dated as of March 10, 2006, among Lincoln National Corporation, as an Account Party and Guarantor, the Subsidiary Account Parties, as additional Account Parties, JPMorgan Chase Bank, N.A. as administrative agent, J.P. Morgan Securities Inc. and Wachovia Capital Markets LLC, as joint lead arrangers and joint bookrunners, Wachovia Bank, National Association, as syndication agent, Citibank, N.A., HSBC Bank USA, N.A. and The Bank of New York, as documentation agents, and the other lenders named therein is incorporated by reference to Exhibit 10.1 of LNC’s Form 8-K (File No. 1-6028) filed with the SEC on March 15, 2006.

10.2
Credit Agreement, dated as of February 8, 2006, among Lincoln National Corporation, JPMorgan Chase Bank, N.A. as administrative agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as joint lead arrangers and joint bookrunners, Bank of America N.A., as syndication agent, and the other lenders named therein is incorporated by reference to Exhibit 10.1 of LNC’s Form 8-K (File No. 1-6028) filed with the SEC on February 13, 2006.

10.3
Non-Compete and Anti-Solicitation Agreement, Waiver and General Release of Claims between John H. Gotta and the Lincoln National Corporation (effective January 20, 2006) is incorporated by reference to Exhibit 10.1 of LNC’s Form 8-K (File No. 1-6028) filed with the SEC on January 20, 2006.

10.4
Amendment No. 2 to the Lincoln National Corporation 1993 Stock Plan for Non-Employee Directors (effective February 1, 2006) is incorporated by reference to Exhibit 10.1 of LNC’s Form 8-K (File No. 1-6028) filed with the SEC on January 13, 2006.

10.5
Amendment of outstanding option agreements under the Lincoln National Corporation 1993 Stock Plan for Non-Employee Directors is incorporated by reference to Exhibit 10.2 of LNC’s Form 8-K (File No. 1-6028) filed with the SEC on January 13, 2006.

12	Historical Ratio of Earnings to Fixed Charges.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.