Form 10-Q
period 2006-06-30
LINCOLN NATIONAL CORP
filed 2006-08-09
CIK 59558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006.

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

As of July 31, 2006, 280,786,053 shares of common stock of the registrant were outstanding.

Item 1. Financial Statements
LINCOLN NATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2006	2005
	(Unaudited)
	(in millions)
ASSETS
Investments:
Securities available-for-sale, at fair value:
Fixed maturity (cost: 2006- $54,451; 2005-$32,384)	$54,024	$33,443
Equity (cost: 2006- $569; 2005-$137)	579	145
Trading securities	3,109	3,246
Mortgage loans on real estate	7,741	3,663
Real estate	429	183
Policy loans	2,716	1,862
Derivative investments	280	175
Other investments	836	452
Total Investments	69,714	43,169
Cash and invested cash	1,500	2,312
Deferred acquisition costs and value of businesses acquired	8,328	5,163
Premiums and fees receivable	344	343
Accrued investment income	879	526
Amounts recoverable from reinsurers	7,967	6,926
Goodwill	4,503	1,194
Other assets	3,050	1,480
Assets held in separate accounts	71,095	63,747
Total Assets	$167,380	$124,860

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Insurance and Investment Contract Liabilities:
Insurance policy and claim reserves	$14,724	$11,703
Investment contract and policyholder funds	58,629	35,592
Total Insurance and Investment Contract Liabilities	73,353	47,295
Short-term debt	560	120
Long-term debt
Senior notes	2,330	999
Junior subordinated debentures issued to affiliated trusts	330	334
Capital securities	1,072	-
Reinsurance related derivative liability	127	292
Funds withheld reinsurance liabilities	2,071	2,012
Deferred gain on indemnity reinsurance	798	836
Other liabilities	4,240	2,841
Liabilities related to separate accounts	71,095	63,747
Total Liabilities	155,976	118,476
Shareholders' Equity:
Series A preferred stock-10,000,000 shares authorized
(2006 liquidation value-$1)	1	1
Common stock-800,000,000 shares authorized	7,426	1,775
Retained earnings	4,013	4,081
Accumulated Other Comprehensive Income (Loss):
Net unrealized gain (loss) on securities available-for-sale	(151)	497
Net unrealized gain on derivative instruments	51	7
Foreign currency translation adjustment	128	83
Minimum pension liability adjustment	(64)	(60)
Total Accumulated Other Comprehensive Income (Loss)	(36)	527
Total Shareholders' Equity	11,404	6,384
Total Liabilities and Shareholders' Equity	$167,380	$124,860

See accompanying Notes to the Consolidated Financial Statements.

LINCOLN NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Unaudited)
	(in millions, except per share amounts)
Revenue:
Insurance premiums	$454	$73	$533	$143
Insurance fees	690	426	1,164	846
Investment advisory fees	81	62	159	117
Communications sales	58	-	58	-
Net investment income	1,068	704	1,747	1,364
Realized gain (loss)	(5)	(9)	(6)	3
Amortization of deferred gain on indemnity reinsurance	19	19	37	38
Other revenue and fees	131	100	225	183
Total Revenue	2,496	1,375	3,917	2,694
Benefits and Expenses:
Benefits	1,179	590	1,760	1,161
Underwriting, acquisition, insurance and other expenses	717	525	1,220	1,013
Communications expenses	30	-	30
Interest and debt expense	65	22	87	44
Total Benefits and Expenses	1,991	1,137	3,097	2,218
Income before Federal income taxes	505	238	820	476
Federal income taxes	156	40	250	99
Net Income	$349	$198	$570	$377

Net Income Per Common Share:
Basic	$1.25	$1.15	$2.51	$2.18
Diluted	$1.23	$1.13	$2.47	$2.14

See accompanying Notes to the Consolidated Financial Statements.

LINCOLN NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Six Months Ended June 30,
	Number of Shares		Amounts
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
	(in millions, except for share amounts)
Series A Preferred Stock:
Balance at beginning-of-year	15,515	16,912	$1	$1
Conversion into common stock	(987)	(656)	-	-
Balance at June 30	14,528	16,256	1	1
Common Stock:
Balance at beginning-of-year	173,768,078	173,557,730	1,775	1,655
Issued for acquisition	112,301,906	-	5,632	-
Conversion of series A preferred stock	15,792	10,496	-	-
Stock compensation/issued for benefit plans	3,353,059	1,067,931	92	55
Deferred compensation payable in stock	158,342	51,079	9	2
Retirement of common stock	(8,060,131)	(2,331,000)	(82)	(22)
Balance at June 30	281,537,046	172,356,236	7,426	1,690
Retained Earnings:
Balance at beginning-of-year			4,081	3,590
Comprehensive income			7	361
Less other comprehensive income (loss) (net of
federal income tax):
Net unrealized loss on securities available-
for-sale, net of reclassification adjustment			(648)	28
Net unrealized gain (loss) on derivative instruments			44	(2)
Foreign currency translation adjustment			45	(45)
Minimum pension liability adjustment			(4)	3
Net Income			570	377
Retirement of common stock			(423)	(81)
Dividends declared:
Series A preferred ($1.50 per share)			-	-
Common (2006-$0.76; 2005-$0.73)			(215)	(127)
Balance at June 30			4,013	3,759
Net Unrealized Gain on Securities Available-for-Sale:
Balance at beginning-of-year			497	823
Change during the period			(648)	28
Balance at June 30			(151)	851
Net Unrealized Gain on Derivative Instruments:
Balance at beginning-of-year			7	14
Change during the period			44	(2)
Balance at June 30			51	12
Foreign Currency Translation Adjustment:
Accumulated adjustment at beginning-of-year			83	154
Change during the period			45	(45)
Balance at June 30			128	109
Minimum Pension Liability Adjustment:
Balance at beginning-of-year			(60)	(61)
Change during the period			(4)	3
Balance at June 30			(64)	(58)
Total Shareholders' Equity at June 30			$11,404	$6,364
Common Stock at End of Quarter:
Assuming conversion of preferred stock			281,769,494	172,616,332
Diluted basis			284,958,226	174,843,027

See accompanying Notes to the Consolidated Financial Statements.

LINCOLN NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2006	2005
	(Unaudited)
	(in millions)
Cash Flows from Operating Activities:
Net income	$570	$377
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred acquisition costs	(249)	(139)
Premiums and fees receivable	61	10
Accrued investment income	2	(12)
Policy liabilities and accruals	(277)	(102)
Contractholder funds	533	725
Net trading securities purchases, sales and maturities	(20)	(74)
Gain on reinsurance embedded derivative/trading securities	(8)	1
Increase in funds withheld liability	59	70
Amounts recoverable from reinsurers	255	(174)
Federal income taxes	52	66
Stock-based compensation expense	30	27
Depreciation	30	46
Gain on sale of subsidiaries/business	-	(14)
Realized loss on investments and derivative instruments	14	11
Amortization of deferred gain	(38)	(38)
Other	(92)	(259)
Net Adjustments	352	144
Net Cash Provided by Operating Activities	922	521

Cash Flows from Investing Activities:
Securities-available-for-sale:
Purchases	(3,718)	(2,968)
Sales	2,565	1,596
Maturities	1,348	1,162
Purchase of other investments	(697)	(400)
Sale or maturity of other investments	449	464
Increase in cash collateral on loaned securities	133	98
Purchase of Jefferson Pilot Stock, net of cash acquired of $39	(1,847)	-
Proceeds from sale of subsidiaries/business	-	14
Other	(123)	186
Net Cash Provided by (Used in) Investing Activities	(1,890)	152

Cash Flows from Financing Activities:
Issuance of long-term debt	2,045	-
Payment of long-term debt	-	(241)
Net increase (decrease) in short-term debt	(557)	201
Universal life and investment contract deposits	3,136	2,516
Universal life and investment contract withdrawals	(3,004)	(2,296)
Investment contract transfers	(817)	(658)
Common stock issued for benefit plans	71	34
Retirement of common stock	(503)	(104)
Dividends paid to shareholders	(215)	(128)
Net Cash (Used in) Provided by Financing Activities	156	(676)
Net (Decrease) Increase in Cash and Invested Cash	(812)	(3)
Cash and Invested Cash at Beginning-of-Year	2,312	1,662
Cash and Invested Cash at June 30	$1,500	$1,659

 See accompanying Notes to the Consolidated Financial Statements.

LINCOLN NATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

The accompanying Consolidated Financial Statements include Lincoln National Corporation and its majority-owned subsidiaries (“LNC” or the “Company” which also may be referred to as “we” or “us”). As discussed below in Note 2 we completed our merger with Jefferson-Pilot Corporation on April 3, 2006. Through subsidiary companies, we operate multiple insurance and investment management businesses divided into seven business segments (see Note 8). The collective group of companies uses “Lincoln Financial Group” as its marketing identity. We report less than majority-owned entities in which we have at least a 20% interest on the equity basis. These unaudited Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). In the opinion of management, these statements include all normal recurring adjustments necessary for a fair presentation of the results.

These financial statements should be read in conjunction with the audited Consolidated Financial Statements and the accompanying notes incorporated by reference into our latest annual report on Form 10-K for the year ended December 31, 2005 (“2005 Form 10-K”). On April 3, 2006, LNC filed a Current Report on Form 8-K dated April 3, 2006 that incorporated the audited financial statements and notes for Jefferson-Pilot as of December 31, 2005 and 2004, and for the years ended December 31, 2005, 2004 and 2003 from Jefferson-Pilot’s Annual Report on Form 10-K for the year ended December 31, 2005. The accompanying consolidated financial statements should also be read in conjunction with those financial statements and notes.

Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2006. All material intercompany accounts and transactions have been eliminated in consolidation.

    Certain amounts reported in prior periods' unaudited Consolidated Financial Statements have been reclassified to conform to the 2006 presentation. These reclassifications have no effect on net income or shareholders’ equity of the prior periods. Included in these reclassifications is the change in the definition of cash flows from funds withheld liabilities from financing to operating cash flows in the unaudited Consolidated Statements of Cash Flows. While this had no effect on total cash flow, for the six months ended June 30, 2005, net cash provided by operating activities and net cash used in financing activities were increased and decreased, respectively, by $70 million. A similar reclassification in our Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003 would have increased net cash provided by operating activities (with corresponding decreases in net cash provided by (used) in financing activities) by $117 million, $77 million, and $56 million, resulting in net cash provided by operating activities of $1.1 billion, $1.1 billion and $1.0 billion, respectively.

2.	Business Combination

On April 3, 2006, we completed our merger with Jefferson-Pilot Corporation (“Jefferson-Pilot”) by acquiring 100% of the outstanding shares of Jefferson-Pilot in a transaction accounted for under the purchase method of accounting prescribed by SFAS No.141, “Business Combinations” (“SFAS 141”). Jefferson-Pilot’s results of operations are included in our results of operations beginning April 3, 2006. As a result of the merger, our product portfolio was expanded, and we now offer fixed and variable universal life, fixed annuities, including indexed annuities, variable annuities, mutual funds and institutional accounts, 401(k) and 403(b) offerings, and group life, disability and dental insurance products. We also own and operate television and radio stations in selected markets in the Southeastern and Western United States and produce and distribute sports programming.

The aggregate consideration paid for the merger is as follows:

(in millions, except share data)	Share Amounts
LNC common shares issued	112,301,906
Purchase price per share of LNC common share (1)	$48.98
Fair value of common shares issued		$5,501
Cash paid to Jefferson Pilot shareholders		1,800
Fair value of Jefferson-Pilot stock options (2)		131
Transaction costs		86
Total purchase price		$7,518

(1)
The value of the shares of LNC common stock exchanged with Jefferson-Pilot shareholders was based upon the average of the closing prices of LNC common stock for the five day trading period ranging from two days before, to two days after, October 10, 2005, the date the merger was announced.

(2)
Includes certain stock options that vested immediately upon the consummation of the merger. Any future income tax deduction related to these vested stock options will be recognized on the option exercise date as an adjustment to the purchase price and recorded to goodwill.

The fair value of Jefferson-Pilot’s net assets assumed in the merger was $4.2 billion. Goodwill of $3.3 billion resulted from the excess of purchase price over the fair value of Jefferson-Pilot’s net assets. We paid a premium over the fair value of Jefferson-Pilot’s net assets for a number of potential strategic and financial benefits that are expected to be realized as a result of the merger including, but not limited to, the following:

•	Greater size and scale with improved earnings diversification and strong financial flexibility;
•	Broader, more balanced product portfolio;
•	Larger distribution organization; and
•	Value creation opportunities through expense savings and revenue enhancements across business units.

SFAS 141 requires that the total purchase price be allocated to the assets acquired and liabilities assumed based on their fair values at the merger date. We are in the process of finalizing our internal studies of the fair value of the net assets acquired including investments, value of business acquired (“VOBA”), intangible assets and certain liabilities. As such, the preliminary fair values in the table below are subject to adjustment as additional information is obtained, which may result in adjustments to goodwill, which we do not expect to be material. The following table summarizes the preliminary fair values of the net assets acquired as of the acquisition date:

(in millions)	Preliminary Fair Value
Investments	$27,908
Due from reinsurers	1,296
Value of business acquired	2,474
Goodwill	3,307
Other assets	1,654
Assets held in separate accounts	2,574
Policy liabilities	(26,522)
Long-term debt	(905)
Income tax liabilities	(849)
Accounts payable, accruals and other liabilities	(845)
Liabilities related to separate accounts	(2,574)
Total purchase price	$7,518

The goodwill resulting from the merger was allocated to the following segments:

(in millions)
Individual Markets:
Life Insurance	$1,333
Annuities	987
Total Individual Markets	2,320
Employer Markets: Benefit Partners	279
Lincoln Financial Media	708
Total goodwill	$3,307

The following table summarizes the fair value of identifiable intangible assets acquired in the merger and reported in other assets.

		Weighted
		Average
		Amortization
(in millions)		Period
Lincoln Financial Media:
FCC licenses	$638	N/A
Sports production rights	11	5 years
Network affiliation agreements	10	21 years
Other	11	16 years
Total Lincoln Financial Media	670
Individual Markets - Life Insurance:
Sales force	100	25 years
Total indentifiable intangibles	$770

Identifiable intangibles not subject to amortization	$638	N/A
Identifiable intangibles subject to amortization	132	22 years
Total identifiable intangibles	$770

The following unaudited pro forma condensed consolidated results of operations assume that the merger with Jefferson-Pilot was completed as of January 1, 2006 and 2005:

	Three	Six Months Ended
	Months Ended	June 30,
(in millions, except per share amounts)	June 30, 2005	2006	2005
Revenue	$2,417	$4,989	$4,749

Net income	339	684	683

Net income per common share:
Basic	$1.06	$3.01	$2.12
Diluted	$1.05	$2.97	$2.10

We initially financed the cash portion of the merger consideration by borrowing $1.8 billion under a credit agreement that we entered into with a group of banks in December 2005 (the “bridge facility”). During the second quarter of 2006, we issued the following debt securities:

	Net
	Proceeds
Security	(in millions)	Interest Due
$500M Floating Rate Senior Notes, due 4/6/2009 (1)	$499	Quarterly in January, April, July and October
$500M 6.15% Senior Notes, due 4/7/2036 (2)	492	Semi-annually in April and October
Capital Securities
$275M 6.75% Junior Subordinated Debentures, due 4/20/2066 (3)	266	Quarterly in January, April, July and October
$800M 7% Junior Subordinated Debentures, due 5/17/2066 (4)	788	Semi-annually in May and November
Total proceeds	$2,045

(1)	Interest at a rate of three-month LIBOR plus 0.11%.
(2)	Redeemable any time subject to a make-whole provision.
(3)	Redeemable in whole or in part on or after April 20, 2011 (and prior to such date in whole or in part under certain circumstances).
(4)
Redeemable in whole or in part on or after May 17, 2016 (and prior to such date in whole or in part under certain circumstances). Beginning May 17, 2016, interest is due quarterly in February, May, August and November.

We used the net proceeds from the offerings, and other cash, to repay the outstanding loan balance under the bridge facility.

At June 30, 2006, we maintain the following debt securities that were previously issued by Jefferson-Pilot and are included within our Consolidated Balance Sheet:

•
Junior subordinated debentures issued by Jefferson-Pilot in 1997 consist of $211 million at an interest rate of 8.14% and $107 million at an interest rate of 8.285%. Interest is paid semi-annually. These debentures mature in 2046, but are redeemable prior to maturity at our option beginning January 15, 2007, with two-thirds subject to a call premium of 4.07% and the remainder subject to a call premium of 4.14%, each grading to zero as of January 15, 2017. Premiums arose from recording these securities at their respective fair values, which were based on discounted cash flows using our incremental borrowing rate at the date of the merger. The premiums are being amortized to the respective call dates using an approximate effective yield methodology. The unamortized premiums included in the amounts above totaled $9 million. As we expect to call these securities within the next twelve months, they have been reported in short-term debt on our consolidated balance sheet.

•
Ten-year term notes of $284 million at 4.75% and $300 million of floating rate EXtendible Liquidity Securities® (“EXL”s) that currently have a maturity of August 2007, subject to periodic extension through 2011. Each quarter, the holders must make an election to extend the maturity of the EXLs for 13 months, otherwise they become due and payable on the next maturity date to which they had previously been extended. The EXLs bear interest at LIBOR plus a spread, which increases annually to a maximum of 10 basis points. The amount reported on our consolidated balance sheet is net of a $16 million discount that arose from recording the ten-year term notes at their respective fair values based on discounted cash flows using our incremental borrowing rate at the date of merger. The discount is being accreted over the remaining life using an approximate effective yield methodology.

See our current reports on Form 8-K filed with the SEC on April 3, 2006, April 7, 2006, April 20, 2006, May 9, 2006 and May 17, 2006 for additional information.

3.	Changes in Accounting Principles and Changes in Estimates

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

Effective January 1, 2006, we adopted SFAS 123(R), using the modified prospective transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Results from prior periods have not been restated. The effect of adopting SFAS 123(R) did not have a material effect on our income before Federal income taxes, net income and basic and diluted earnings per share.

SFAS 123(R) eliminates the alternative under SFAS 123 permitting the recognition of forfeitures as they occur. Expected forfeitures, resulting from the failure to satisfy service or performance conditions, must be estimated at the grant date, thereby recognizing compensation expense only for those awards expected to vest. In accordance with SFAS 123(R), we have included estimated forfeitures in the determination of compensation costs for all share-based payments. Estimates of expected forfeitures must be reevaluated at each balance sheet date, and any change in the estimate recognized retrospectively in net income in the period of the revised estimate.

Prior to the adoption of SFAS 123(R), we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS 123(R) requires the cash flows from tax benefits resulting from tax deductions in excess of the compensation costs recognized to be classified as financing cash flows. Our excess tax benefits are classified as financing cash flows, prospectively, in our Statement of Cash Flows for the six months ended June 30, 2006.

    We issue share-based compensation awards under an authorized plan, subject to specific vesting conditions. Generally, compensation expense is recognized ratably over a three-year vesting period, but recognition may be accelerated upon the occurrence of certain events. For awards that specify an employee will vest upon retirement and an employee is eligible to retire before the end of the normal vesting period, we would record compensation expense over the period from the grant date to the date of retirement eligibility. As a result of adopting SFAS 123(R), we have revised the prior method of recording unrecognized compensation expense upon retirement and use the non-substantive vesting period approach for all new share-based awards granted after January 1, 2006. Under the non-substantive vesting period approach, we recognize compensation cost immediately for awards granted to retirement-eligible employees, or ratably over a period from the grant date to the date retirement eligibility is achieved. If we would have applied the non-substantive vesting period approach to all share based compensation awards granted prior to January 1, 2006, it would not have a material effect on our results of operations or financial position.

See Note 11 for more information regarding our stock-based compensation plans.

FSP 115-1 - The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. In November 2005, the FASB issued FASB Staff Position (“FSP”) FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1”). The guidance in FSP 115-1 nullifies the accounting and measurement provisions of Emerging Issues Task Force No. 03-1 - “The Meaning of Other Than Temporary Impairments and Its Application to Certain Investments” references existing guidance, and supersedes EITF Topic No. D-44 “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.” FSP 115-1 was effective for reporting periods beginning after December 15, 2005, on a prospective basis. Our existing policies for recognizing other-than-temporary impairments are consistent with the guidance in FSP 115-1. We adopted FSP 115-1 effective January 1, 2006. The adoption of FSP 115-1 did not have a material effect on our consolidated financial condition or results of operations.

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

SFAS No. 155 - Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140. In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140” (“SFAS 155”), which permits fair value remeasurement for a hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. Under SFAS 155, an entity may make an irrevocable election to measure a hybrid financial instrument at fair value, in its entirety, with changes in fair value recognized in earnings. SFAS 155 also: (a) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”); (b) eliminates the interim guidance in SFAS 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” and establishes a requirement to evaluate beneficial interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (c) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and (d) eliminates restrictions on a qualifying special-purpose entity’s ability to hold passive derivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument. We expect to adopt SFAS 155 for all financial instruments acquired, issued, or subject to a remeasurement event occurring after January 1, 2007. Upon adoption of SFAS 155, the fair value election may also be applied to hybrid financial instruments that had previously been bifurcated pursuant to SFAS 133. Prior period restatement is not permitted. We are currently evaluating the potential effects of SFAS 155 on our consolidated financial condition and results of operations.

FASB Interpretation No. 48 - Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109. In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). SFAS No. 109, “Accounting for Income Taxes” does not contain specific guidance on how to address uncertainty in accounting for income tax assets and liabilities. With the issuance of FIN 48, the FASB provides criteria which an individual tax position must meet for any part of the benefit of the tax position to be recognized in the financial statements. The criterion includes determining whether it is more-likely-than-not that a tax position will be sustained upon examination by the appropriate taxing authority. If the tax position meets the more-likely-than-not threshold, the position is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. If a tax position does not meet the more-likely-than-not recognition threshold, the benefit is not recognized in the financial statements. Upon adoption of FIN 48, the guidance will be applied to all tax positions, and only those tax positions meeting the more-likely-than-not threshold will be recognized or continue to be recognized in the financial statements. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. In addition, FIN 48 expands disclosure requirements to include additional information related to unrecognized tax benefits. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the potential effects of FIN 48 on our consolidated financial condition and results of operations.

4.	Federal Income Taxes

The effective tax rate on net income is lower than the prevailing corporate Federal income tax rate principally from tax-preferred investment income. LNC earns tax-preferred investment income that does not change proportionately with the overall change in earnings or losses before Federal income taxes.

We are required to establish a valuation allowance for any gross deferred tax assets that are unlikely to reduce taxes payable in future years’ tax returns. At June 30, 2006, we believe that it is more likely than not that all gross deferred tax assets will reduce taxes payable in future years. Our Federal income tax liability at December 31, 2004 included a valuation allowance of $47 million attributable to the net operating losses of our foreign life reinsurance subsidiary domiciled in Barbados. This valuation allowance was reduced to zero as of December 31, 2005, including a reduction of $24 million and $29 million in the second quarter and first six months of 2005, respectively.

We are subject to annual tax examinations from the Internal Revenue Service ("IRS"). During the first quarter of 2006, the IRS completed its examination for the tax years 1999 through 2002 with assessments resulting in a payment that was not material to our consolidated results of operations. In addition to taxes assessed and interest, the payment included a deposit relating to a portion of the assessment, which we continue to challenge. We believe this portion of the assessment is inconsistent with existing law, and are protesting it through the established IRS appeals process. We do not anticipate that any adjustments that might result from such audits would be material to our consolidated results of operations or financial condition. The Jefferson-Pilot subsidiaries acquired in the April 2006 merger are subject to a separate IRS examination cycle. During the second quarter of 2006, the IRS completed its examinations for the tax years 2000-2003 of Jefferson-Pilot Corporation and its subsidiaries, resulting in a refund that was not material to our consolidated results of operations.

5.	Supplemental Financial Data

A rollforward of DAC and value of business acquired on the Consolidated Balance Sheet is as follows:

	Six Months Ended
	June 30,
(in millions)	2006	2005
Balance at beginning-of-year	$5,163	$4,590
Business acquired	2,474	-
Deferral	636	435
Amortization	(387)	(297)
Adjustment related to realized gains on securities available-for-sale	(30)	(26)
Adjustment related to unrealized losses on securities
available-for-sale	416	11
Foreign currency translation adjustment	56	(56)
Balance at end-of-period	$8,328	$4,657

Realized gains and losses on investments and derivative instruments on the Consolidated Statements of Income for the six months ended June 30, 2006 and 2005 are net of amounts amortized against DAC of $30 million and $26 million, respectively. In addition, realized gains and losses for the six months ended June 30, 2006 and 2005 are net of adjustments made to policyholder reserves of $(3) million and $(2) million, respectively. We have either a contractual obligation or a consistent historical practice of making allocations of investment gains or losses to certain policyholders and to certain reinsurance arrangements.

A rollforward of deferred sales inducements, included in other assets on the Consolidated Balance Sheet, is as follows:

	Six Months Ended
	June 30,
(in millions)	2006	2005
Balance at beginning-of-year	$129	$86
Capitalized	36	29
Amortization	(10)	(8)
Balance at end-of-period	$155	$107

Details underlying underwriting, acquisition, insurance and other expenses on the Consolidated Statements of Income are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2006	2005	2006	2005
Commissions	$396	$200	$612	$379
General and administrative expenses	421	357	752	686
Deferred acquisition costs net of amortization	(170)	(81)	(249)	(138)
Other intangibles amortization	6	2	8	4
Taxes, licenses and fees	47	24	80	57
Restructuring charges - includes merger-integration expenses	10	23	10	25
Other merger-integration expenses	7	-	7	-
Total	$717	$525	$1,220	$1,013

As discussed in Note 2, the excess of the purchase price for the Jefferson-Pilot merger over the fair value of net assets acquired totaled $3.3 billion

The carrying amount of goodwill by reportable segment as of June 30, 2006 is as follows:

(in millions)	Balance at December 31, 2005	Jefferson- Pilot Merger (Note 2)	Balance at June 30, 2006
Individual Markets:
Annuities	$44	$987	$1,031
Life Insurance	855	1,333	2,188
Employer Markets:
Retirement Products & Other	20	-	20
Benefit Partners	-	279	279
Investment Management	261	-	261
Lincoln Financial Media	-	708	708
Lincoln UK*	14	-	16
Total	$1,194	$3,307	$4,503

*
Changes in the carrying amount goodwill for the Lincoln UK segment from December 31, 2005 to June 30, 2006, are due to the translation of the balances from British pounds to U.S. dollars based on the prevailing exchange rate as of the respective balance sheet dates.

Details of investment contract and policyholder funds on the Consolidated Balance Sheet are as follows:

	June 30,	December 31,
(in millions)	2006	2005
Premium deposit funds	$21,199	$21,713
Other policyholder funds	36,518	12,972
Deferred front end loads	833	796
Undistributed earnings on participating business	79	111
Total	$58,629	$35,592

6.	Insurance Benefit Reserves

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

The following table provides information on the GMDB features outstanding at June 30, 2006 and December 31, 2005. (Note that our variable contracts with guarantees may offer more than one type of guarantee in each contract; therefore, the amounts listed are not mutually exclusive.) The net amount at risk (“NAR”) is defined as the current guaranteed minimum death benefit in excess of the current account balance at the balance sheet date.

	In Event of Death
	June 30,	December 31,
(dollars in billions)	2006	2005
Return of net deposit
Account value	$33.9	$31.9
NAR	0.1	0.1
Average attained age of contractholders	53	53
Return of net deposits plus a minimum return
Account value	$0.4	$0.3
NAR	-	-
Average attained age of contractholders	66	66
Guaranteed minimum return	5%	5%
Highest specified anniversary account value minus
withdrawals post anniversary
Account value	$20.2	$18.8
NAR	0.4	0.4
Average attained age of contractholders	63	63

The following summarizes the liabilities for GMDB:

	June 30,	June 30,
(in millions)	2006	2005
Balance at beginning of year	$15	$18
Changes in reserves	11	12
Benefits paid	(3)	(6)
Balance at end-of-period	$23	$24

The changes to the benefit reserves amounts above are reflected in benefits in the Consolidated Statements of Income. Also included in benefits are the results of the hedging program, which included gains (losses) of $0 and $(2) million for GMDB for the three and six months ended June 30, 2006, respectively, and $(2) million and $2 million for the three and six months ended June 30, 2005, respectively.

Approximately $10.6 billion and $8.2 billion of separate account values at June 30, 2006 and December 31, 2005 were attributable to variable annuities with a GMWB feature. This GMWB feature offers the contractholder a guarantee equal to the initial deposit adjusted for any subsequent purchase payments or withdrawals. There are one-year and five-year step-up options, which allow the contractholder to step up the guarantee. GMWB features are considered to be derivatives under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” resulting in the guarantees being recognized at fair value, with changes in fair value being reported in net income.

Approximately $1.6 billion and $1.2 billion of separate account values at June 30, 2006 and December 31, 2005, respectively, were attributable to variable annuities with a GIB feature. Similar to GMWB features, the GIB feature is considered a derivative with the resulting guarantees being recognized at fair value and changes in fair value being reported in net income.

Separate account balances attributable to variable annuity contracts with guarantees are as follows:

	June 30,	December 31,
(in billions)	2006	2005
Asset Type
Domestic equity	$34.7	$32.2
International equity	4.8	4.2
Bonds	5.5	5.1
Total	45.0	41.5
Money market	4.6	4.0
Total	$49.6	$45.5
Percent of total variable annuity separate account values	72%	84%

7.	Restrictions and Contingencies

Statutory Restrictions

Our insurance subsidiaries are subject to certain insurance department regulatory restrictions as to the transfer of funds and payment of dividends to the holding company. Generally, these restrictions pose no short-term liquidity concerns for the holding company. For example, under Indiana laws and regulations, our Indiana insurance subsidiaries, including one of our major insurance subsidiaries, The Lincoln National Life Insurance Company (“LNL”), may pay dividends to LNC only from unassigned surplus, without prior approval of the Indiana Insurance Commissioner (the “Commissioner”), or must receive prior approval of the Commissioner to pay a dividend if such dividend, along with all other dividends paid within the preceding twelve consecutive months, would exceed the statutory limitation. The current statutory limitation is the greater of (i) 10% of the insurer’s policyholders’ surplus, as shown on its last annual statement on file with the Commissioner or (ii) the insurer’s statutory net gain from operations for the previous twelve months, but in no event to exceed statutory unassigned surplus. Indiana law gives the Commissioner broad discretion to disapprove requests for dividends in excess of these limits. Our other major insurance subsidiaries, Jefferson-Pilot Life Insurance Company, Jefferson-Pilot Financial Insurance Company, and Jefferson-Pilot LifeAmerica Insurance Company are domiciled in North Carolina, Nebraska and New Jersey, respectively, and are subject to similar, but not identical, restrictions.

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

Reinsurance

Our amounts recoverable from reinsurers represent receivables from and reserves ceded to reinsurers. We obtain reinsurance from a diverse group of reinsurers and we monitor concentration, as well as financial strength ratings of our principal reinsurers. Swiss Re Life & Health America, Inc. ("Swiss Re") represents our largest reinsurance exposure. In 2001, we sold our reinsurance business to Swiss Re primarily through indemnity reinsurance arrangements. Because we are not relieved of our liability to the ceding companies for this business, the liabilities and obligations associated with the reinsured contracts remain on our Consolidated Balance Sheets with a corresponding reinsurance receivable from the business sold to Swiss Re, which totaled $4.1 billion at June 30, 2006 and December 31, 2005. Swiss Re has funded a trust with a balance of $1.7 billion at June 30, 2006 to support this business. In addition to various remedies that we would have in the event of a default by Swiss Re, we continue to hold assets in support of certain of the transferred reserves. These assets consist of those reported as trading securities and certain mortgage loans. Our liabilities for funds withheld and embedded derivatives included $2.1 billion and $0.1 billion, respectively, at June 30, 2006 related to the business sold to Swiss Re.

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

Because the reserves related to the personal accident business are based upon various estimates that are subject to considerable uncertainty, the reserves carried on the Consolidated Balance Sheet at June 30, 2006 may ultimately prove to be either excessive or deficient. For instance, in the event that future developments indicate that these reserves should be increased, under FAS 113 we would record a current period non-cash charge to record the increase in reserves. Because Swiss Re is responsible for paying the underlying claims to the ceding companies, we would record a corresponding increase in reinsurance recoverable from Swiss Re. However, FAS 113 does not permit us to take the full benefit in earnings for the recording of the increase in the reinsurance recoverable in the period of the change. Rather, we would increase the deferred gain recognized upon the closing of the indemnity reinsurance transaction with Swiss Re and would report a cumulative amortization “catch-up” adjustment to the deferred gain balance as increased earnings recognized in the period of change. Any amount of additional increase to the deferred gain above the cumulative amortization “catch-up” adjustment must continue to be deferred and will be amortized into income in future periods over the remaining period of expected run-off of the underlying business. No cash would be transferred between Swiss Re and us as a result of these developments.

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

At June 30, 2006 and December 31, 2005, the aggregate liability associated with Lincoln UK selling practices was $10 million and $13 million, respectively. On an ongoing basis, Lincoln UK evaluates various assumptions underlying these estimated liabilities, including the expected levels of future complaints and the potential implications with respect to the adequacy of the aggregate liability associated with UK selling practice matters. Any changes in the regulatory position on time limits for making a complaint regarding the sale of mortgage endowment contracts or higher than expected levels of complaints may result in Lincoln UK revising its estimate of the required level of these liabilities. The reserves for these issues are based on various estimates that are subject to considerable uncertainty. Future changes in complaint levels could affect Lincoln UK’s ultimate exposure to mis-selling issues, although we believe that any future change would not materially affect our consolidated financial position.

In July 2006 we negotiated a memorandum of understanding with certain of our liability carriers, who have agreed to reimburse us $26 million for certain costs incurred in connection with certain United Kingdom selling practices. The reimbursement will be recorded in net income upon final settlement and receipt of cash, which is expected in the third quarter. We continue to pursue claims with other liability carriers.

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

Media Commitments

Lincoln Financial Media has commitments to purchase future sports programming rights, and for employment contracts, leases and syndicated television programming of approximately $279 million through 2011. We have offset the purchase of these programming rights by receiving commitments from other entities to purchase a portion of our sports programming rights of approximately $199 million through 2011, as well as by entering into advertising contracts with customers for the airing of commercials. These commitments are not reflected as an asset or liability in our Consolidated Balance Sheet because the programs are not currently available for use.

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

Guarantees

We have guarantees with off-balance-sheet risks having contractual values of $3 million and $4 million at June 30, 2006 and December 31, 2005, respectively.

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

We guarantee the repayment of operating leases on facilities that we have subleased to third parties, which obligate us to pay in the event the third parties fail to perform their payment obligations under the subleasing agreements. We have recourse to the third parties enabling us to recover any amounts paid under our guarantees. The annual rental payments subject to these guarantees are $15 million and expire in 2009.

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

As a result of our acquisition of Jefferson-Pilot, we now distribute indexed annuity contracts. These contracts permit the holder to elect an interest rate return or an equity market component, where interest credited to the contracts is linked to the performance of the S&P 500® index. Policyholders may elect to rebalance index options at renewal dates, either annually or biannually. At each renewal date, we have the opportunity to re-price the indexed component by establishing participation rates, subject to minimum guarantees. We purchase S&P 500® index call options that are highly correlated to the portfolio allocation decisions of our policyholders, such that we are economically hedged with respect to equity returns for the current reset period. The mark-to-market of the options held impacts net investment income and generally offsets the change in value of the embedded derivative within the indexed annuity which is recorded as a component of interest credited to policyholders’ within insurance benefits. SFAS 133 requires that we calculate fair values of index options we may purchase in the future to hedge policyholder index allocations in future reset periods. These fair values represent an estimate of the cost of the options we will purchase in the future, discounted back to the date of the balance sheet, using current market indicators of volatility and interest rates. Changes in the fair values of these liabilities are included in interest credited. The notional amounts of policyholder fund balances allocated to the equity-index options were $2.1 billion at June 30, 2006.

By using derivative instruments, we are exposed to credit risk (our counterparty fails to make payment) and market risk (the value of the instrument falls and we are required to make a payment). When the fair value of a derivative contract is positive, this generally indicates that the counterparty owes us and, therefore, creates a credit risk for us equal to the extent of the fair value gain in the derivative. When the fair value of a derivative contract is negative, we owe the counterparty and therefore we have no credit risk, but have been affected by market risk. We minimize the credit risk in derivative instruments by entering into transactions with high quality counterparties with minimum credit ratings that are reviewed regularly by us, by limiting the amount of credit exposure to any one counterparty, and by requiring certain counterparties to post collateral if our credit risk exceeds certain limits. We also maintain a policy of requiring that all derivative contracts be governed by an International Swaps and Derivatives Association (“ISDA”) Master Agreement. We do not believe that the credit or market risks associated with derivative instruments are material to any insurance subsidiary or the Company.

We and our insurance subsidiaries are required to maintain minimum ratings as a matter of routine practice in negotiating ISDA agreements. Under some ISDA agreements our insurance subsidiaries have agreed to maintain certain financial strength or claims-paying ratings. A downgrade below these levels could result in termination of the derivatives contract at which time any amounts payable by us would be dependent on the market value of the underlying derivative contract. In certain transactions, we and the counterparty have entered into a collateral support agreement requiring us to post collateral upon significant downgrade. We do not believe the inclusion of termination or collateralization events pose any material threat to the liquidity position of any insurance subsidiary or the Company.

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

In the quarter ended June 30, 2006, we completed our merger with Jefferson-Pilot and changed our management organization. We also realigned our reporting segments to reflect the current manner by which our chief operating decision makers view and manage the business. All segment data for reporting periods have been adjusted to reflect the current segment reporting. As a result of these changes, we provide products and services in five operating businesses: (1) Individual Markets, (2) Employer Markets, (3) Investment Management, (4) Lincoln UK and (5) Lincoln Financial Media, and report results through seven business segments. The following is a brief description of these segments.

Individual Markets. The Individual Markets business provides its products through two segments, Individual Annuities and Individual Life Insurance. Through its Individual Annuities segment, Individual Markets provides tax-deferred investment growth and lifetime income opportunities for its clients by offering individual fixed annuities, including indexed annuities, and variable annuities. The Individual Life Insurance segment offers wealth protection and transfer opportunities through both single and survivorship versions of universal life, variable universal life, interest-sensitive whole life, term insurance, as well as a linked-benefit product, which is a universal life insurance policy linked with riders that provide for long-term care costs.

Employer Markets. The Employer Markets business provides its products through two segments, Retirement Products & Other and Benefit Partners. Through its Retirement Products & Other segment, Employer Markets provides employer-sponsored variable and fixed annuities, mutual-fund based programs in the 401(k), 403(b), and 457 marketplaces and corporate/bank owned life insurance. The Benefit Partners segment offers group non-medical insurance products, principally term life, disability and dental, to the employer marketplace through various forms of contributory and noncontributory plans. Most of our group contracts are sold to employers with fewer than 500 employees.

Investment Management.    The Investment Management segment, through Delaware Investments, provides a broad range of managed accounts and portfolios, mutual funds, subadvised funds, and other investment products to individual investors and to institutional investors such as private and public pension funds, foundations, and endowment funds. Delaware Investments is the marketing name for Delaware Management Holdings, Inc. and its subsidiaries.

Lincoln UK. Lincoln UK is headquartered in Barnwood, Gloucester, England, and is licensed to do business throughout the United Kingdom. Lincoln UK primarily focuses on protecting and enhancing the value of its existing customer base. The segment accepts new deposits from existing relationships and markets a limited range of new products. Lincoln UK’s product portfolio principally consists of unit-linked life and pension products, which are similar to U.S. produced variable life and annuity products, where the risk associated with the underlying investments is borne by the policyholders.

Lincoln Financial Media. The Lincoln Financial Media segment operates domestic radio and television broadcasting stations and produces syndicated collegiate sports programming. Federal Communications Commission (“FCC”) licenses, which are required for operations, are subject to periodic renewal. All of our licenses are current.

We also have “Other Operations,” which includes the financial data for operations that are not directly related to the business segments, unallocated items (such as corporate investment income on assets not allocated to our business units, interest expense on short-term and long-term borrowings, and certain expenses, including restructuring and merger-related expenses) and the historical results of the former reinsurance segment, which was sold to Swiss Re Life & Health America Inc. (“Swiss Re”) in the fourth quarter of 2001, along with the ongoing amortization of deferred gain on the indemnity reinsurance portion of the transaction with Swiss Re.

Segment operating revenue and income (loss) from operations are internal measures used by our management and Board of Directors to evaluate and assess the results of our segments. Operating revenue is GAAP revenue excluding realized gains and losses on investments and derivative instruments, gains and losses on reinsurance embedded derivative/trading securities, gains and losses on sale of subsidiaries/businesses and the amortization of deferred gain arising from reserve development on business sold through reinsurance. Income (loss) from operations is GAAP net income excluding net realized investment gains and losses, losses on early retirement of debt, reserve development net of related amortization on business sold through reinsurance and cumulative effect of accounting changes. Our management and Board of Directors believe that operating revenue and income (loss) from operations explain the results of our ongoing businesses in a manner that allows for a better understanding of the underlying trends in our current businesses because net realized investment gains and losses, reserve development net of related amortization on business sold through reinsurance and cumulative effect of accounting changes are unpredictable and not necessarily indicative of current operating fundamentals or future performance of the business segments, and in many instances, decisions regarding these items do not necessarily relate to the operations of the individual segments. Operating revenue and income (loss) from operations do not replace revenues and net income as the GAAP measures of our consolidated results of operations.

The following tables show financial data by segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2006	2005	2006	2005
Revenue:
Segment Operating Revenue:
Individual Markets:
Individual Annuities	$552	$348	$927	$688
Life Insurance	901	475	1,402	951
Individual Markets Total	1,453	823	2,329	1,639
Employer Markets:
Retirement Products & Other	350	287	656	574
Benefit Partners	355	-	355	-
Employer Markets Total	705	287	1,011	574
Investment Management (1)	135	114	274	224
Lincoln UK	81	79	151	153
Lincoln Financial Media(2)	58	-	58	-
Other Operations	98	102	157	160
Consolidating adjustments	(29)	(21)	(57)	(59)
Net realized investment results (3)	(5)	(9)	(6)	3
Total	$2,496	$1,375	$3,917	$2,694
Net Income:
Segment Operating Income:
Individual Markets:
Individual Annuities	$89	$52	$155	$102
Life Insurance	147	63	216	121
Individual Markets Total	236	115	371	223
Employer Markets:
Retirement Products & Other	70	50	131	96
Benefit Partners	37	-	37	-
Employer Markets Total	107	50	168	96
Investment Management (1)	12	(1)	27	3
Lincoln UK	10	10	21	20
Lincoln Financial Media	12	-	12	-
Other Operations	(26)	30	(26)	33
Net realized investment results (4)	(2)	(6)	(3)	2
Net Income	$349	$198	$570	$377

(1)
Revenues for the Investment Management segment include inter-segment revenues for asset management services provided to our other segments. These inter-segment revenues totaled $24 million for the three months ended June 30, 2006 and 2005, and $48 million and $49 million for the six months ended June 30, 2006 and 2005, respectively.

(2)	Lincoln Financial Media revenues are net of $9 million of commissions paid to agencies.
(3)
Includes realized losses on investments and derivative instruments of $7 million and $4 million for the three months ended June 30, 2006 and 2005, respectively; gain (loss) on reinsurance embedded derivative/trading securities of $2 million and $(5) million for the three months ended June 30, 2006 and 2005, respectively. Includes realized losses on investments and derivative instruments of $14 million and $11 million for the six months ended June 30, 2006 and 2005, gain on reinsurance embedded derivative/trading securities of $8 million for the six months ended June 30, 2006; and gain on sale of subsidiaries/businesses of $14 million for the six months ended June 30, 2005.

(4)
Includes realized losses on investments and derivative instruments of $3 million for the three months ended June 30, 2006 and 2005; gain (loss) on reinsurance embedded derivative/trading securities of $1 million and $(3) million for the three months ended June 30, 2006 and 2005, respectively. Includes realized losses on investments and derivative instruments of $8 million and $7 million for the six months ended June 30, 2006 and 2005, respectively; gain on reinsurance embedded derivative/trading securities of $5 million for the six months ended June 30, 2006; and gain on sale of subsidiaries/businesses of $9 million for the six months ended June 30, 2005.

As of
(in millions)	June 30, 2006
Assets:
Individual Markets
Individual Life Insurance	$41,163
Individual Annuities	65,281
Employer Markets
Retirement Products & Other	35,136
Benefit Partners	2,262
Investment Management	534
Lincoln UK	10,108
Lincoln Financial Media	1,486
Other Operations	24,728
Consolidating adjustments	(13,318)
Total	$167,380

9.	Earnings Per Share

The income used in the calculation of our diluted earnings per share is net income reduced by minority interest adjustments related to outstanding stock options under the Delaware Investments U.S., Inc. (“DIUS”) stock option incentive plan of less than $1 million for all periods presented.

A reconciliation of the denominator in the calculations of basic and diluted net income and income before cumulative effect of accounting change per share is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Denominator: [number of shares]
Weighted-average shares as used in basic calculation	279,117,917	172,758,060	227,136,449	173,224,239
Conversion of preferred stock	235,656	260,096	239,492	264,471
Non-vested stock	1,112,575	837,829	1,336,800	841,289
Average stock options outstanding during the period	16,716,416	4,798,166	12,783,702	5,836,051
Assumed acquisition of shares with assumed proceeds and
benefits from exercising stock options	(14,253,642)	(4,180,042)	(11,047,731)	(5,104,262)
Shares repurchaseable from measured but unrecognized
stock option expense	(1,552,553)	(383,813)	(1,188,658)	(498,273)
Average deferred compensation shares	1,243,972	1,262,731	1,272,201	1,247,731
Weighted-average shares, as used in diluted calculation	282,620,341	175,353,027	230,532,255	175,811,246

We have stock options outstanding that were issued at prices that are above the current average market price of our common stock. In the event the average market price of our common stock exceeds the issue price of stock options, such options would be dilutive to our earnings per share and will be shown in the table above. Participants in our deferred compensation plans that select our stock for measuring the investment return attributable to their deferral amounts will be paid out in our stock. These deferred compensation plan obligations are dilutive and are shown in the table above.

10.	Employee Benefit Plans

Pension and Other Post-retirement Plans

As a result of our merger with Jefferson-Pilot, we maintain defined benefit pension plans and post-retirement benefit plans for the former U.S. employees of Jefferson-Pilot and have included these plans in the tables below as of April 3, 2006. The components of net periodic benefit expense for our defined benefit pension plans and post-retirement benefit plans are as follows:

			Other Post-retirement
	Pension Benefits		Benefits
	Three months ended		Three months ended
	June 30,		June 30,
(in millions)	2006	2005	2006	2005
U.S. Plans:
Service cost	$9	$5	$1	$1
Interest cost	15	8	2	1
Expected return on plan assets	(19)	(11)	-	-
Recognized net actuarial losses	1	-	-	-
Net periodic benefit expense	$6	$2	$3	$2

Non-U.S. Plans:
Service cost	$-	$-
Interest cost	4	4
Expected return on plan assets	(4)	(3)
Recognized net actuarial (gains) losses	1	1
Net periodic benefit expense	$1	$2

	Pension Benefits		Other Post-retirement Benefits
	Six months ended		Six months ended
	June 30,		June 30,
(in millions)	2006	2005	2006	2005
U.S. Plans:
Service cost	$14	$10	$1	$1
Interest cost	23	17	3	3
Expected return on plan assets	(30)	(22)	-	-
Recognized net actuarial losses	2	-	1	-
Net periodic benefit expense	$9	$5	$5	$4

Non-U.S. Plans:
Service cost	$-	$1
Interest cost	8	8
Expected return on plan assets	(8)	(7)
Recognized net actuarial (gains) losses	2	2
Net periodic benefit expense	$2	$4

11.	Stock-Based Incentive Compensation Plans

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

	Three Months Ended		Six Months Ended
(in millions)	June 30,		June 30,
	2006	2005	2006	2005
Stock options	$3	$1	$5	$2
Shares	7	6	10	12
Cash awards	1	1	1	2
DIUS stock options	2	5	5	8
SARs	-	1	-	2
Restricted stock	1	-	1	1
Total	$14	$14	$22	$27

Recognized tax benefit	$5	$5	$8	$9

Outstanding options to acquire Jefferson-Pilot common stock that existed immediately prior to the date of the merger remain subject to the same terms and conditions that existed, except that each of these stock options is now or will be exercisable for LNC common stock equal to the number of shares of Jefferson-Pilot common stock subject to such option multiplied by 1.0906 (rounded down to the nearest whole share), with the exercise price determined by dividing the exercise price of the Jefferson-Pilot options by 1.0906 (rounded up to the sixth decimal place). Grants of Jefferson-Pilot stock options in February 2006 will generally continue to vest in one-third annual increments. All employee and director stock options outstanding as of December 31, 2005 vested and became exercisable upon closing the merger. Jefferson-Pilot stock options held by its non-employee agents did not become fully vested and exercisable in connection with the merger, but will vest in accordance with the applicable option agreement.

LNC Stock-Based Incentive Plans

Information with respect to stock option and performance share awards, granted under our long-term incentive plans is provided in the table below.

	June 30,
	2006	2005
Awards
10-year LNC stock options	-	370,646
Non-employee agent stock options	-	-
Performance share units	174,173	435,827

Outstanding at June 30
10-year LNC stock options	888,527	988,787
Non-employee agent stock options	559,072	-
Performance share units	1,068,413	1,594,026

In the second quarter of 2006, a performance period from 2006 - 2008 was approved by the Compensation Committee. Participants in this performance period received one-half of their award in 10-year LNC stock options, with the remainder of the award in a combination of performance shares and cash. Stock options granted for this performance period vest ratably over the three-year period, based solely on a service condition. Depending on the performance, the actual amount of performance units could range from zero to 200% of the granted amount.

For the three-year performance periods 2004-2006 and 2005-2007, the performance measures for determining the actual amount of 10-year LNC stock options and all performance share units were established at the beginning of each three-year performance period. Depending on the performance, the actual amount of stock options and performance share units awarded could range from zero to 200% of the granted amount, with the amount in excess of 100% resulting in a payout of additional shares. Certain Jefferson-Pilot executives were brought into the 2004-2006 and 2005-2007 plans on a pro-rata basis. Non-employee agent stock options are five-year options with some vesting based on the agents’ future performance and others vesting upon grant based on past performance.
The option price assumptions used for our stock option incentive plans were as follows:

	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
Dividend yield	2.7%	3.1%
Expected volatility	23.1%	26.5%
Risk-free interest rate	4.9%	4.0%
Expected life (in years)	4.5	4.1
Weighted-average fair value per option granted	$11.57	$9.10

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

As of June 30, 2006, there was $37 million of unrecognized compensation cost related to non-vested awards under these plans. The cost is expected to be recognized over a weighted-average period of 2.1 years. Information with respect to our incentive plans involving stock options with performance conditions is as follows:

			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
		Average	Contractual	Value
Options	Shares	Exercise Price	Term	(in millions)
Outstanding at December 31, 2005	988,787	$43.01
Jefferson-Pilot agent options converted to LNC	573,144	46.97
Exercised (includes shares tendered)	(105,681)	27.81
Forfeited or expired	(8,651)	46.77
Outstanding at June 30, 2006	1,447,599	$45.69	6.11	$16
Vested or expected to vest at June 30, 2006 (1)	1,426,161	$45.67	6.07	$15
Exercisable at June 30, 2006	456,347	$41.13	3.50	$7

(1)Includes estimated forfeitures.

The total fair value of options vested during the six months ended June 30, 2006 and 2005 was $1 million and $2 million, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2006 was $3 million. There were no options with performance conditions exercised during the six months ended June 30, 2005 as no performance period had been completed.

Information with respect to our incentive plans involving stock options with service conditions is as follows:

			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
		Average	Contractual	Value
Options	Shares	Exercise Price	Term	(in millions)
Outstanding at December 31, 2005	7,928,931	$44.58
Granted-original	817,966	56.36
Granted-reloads	77,783	56.93
Jefferson-Pilot options converted to LNC	10,280,363	41.84
Exercised (includes shares tendered)	(2,771,537)	41.03
Forfeited or expired	(70,614)	49.83
Outstanding at June 30, 2006	16,262,892	$44.09	5.24	$201
Vested or expected to vest at June 30, 2006 (1)	16,199,977	$44.04	5.22	$201
Exercisable at June 30, 2006	14,182,579	$42.60	4.65	$196

(1)	Includes estimated forfeitures.

The total fair value of options vested during the six months ended June 30, 2006 and 2005 was $4 million and $5 million, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2005 was $43 million and $17 million, respectively.

Information with respect to our performance shares at June 30, 2006 is as follows:

		Weighted-Average
		Grant-Date
	Shares	Fair Value
Nonvested at December 31, 2005	1,577,278	$37.65
Granted	174,173	56.04
Vested (1)	(641,736)	25.88
Forfeited	(41,302)	46.99
Nonvested at June 30, 2006	1,068,413	$47.36

(1)	Shares vested at December 31, 2005, but were not issued until the second quarter of 2006.

 Delaware Stock Option Incentive Plan

The option price assumptions used for the DIUS stock option incentive plans were as follows:

	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
Dividend yield	1.3%	2.6%
Expected volatility	38.0%	45.0%
Risk-free interest rate	4.7%	3.9%
Expected life (in years)	4.1	4.6
Weighted-average fair value per option granted	$51.35	$48.84

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

At June 30, 2006, DIUS had 10,092,485 shares of common stock outstanding. Included in other liabilities on our Consolidated Balance Sheet is $40 million related to this plan. Information with respect to the DIUS incentive plan involving stock options is as follows:

			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
		Average	Contractual	Value
Options	Shares	Exercise Price	Term	(in millions)
Outstanding at December 31, 2005	1,469,194	$128.74
Granted - original	68,000	155.73
Exercised (includes shares tendered)	(92,485)	116.83
Forfeited or expired	(122,530)	131.04
Outstanding at June 30, 2006	1,322,179	$130.75	6.9	$33
Vested or expected to vest at June 30, 2006 (1)	1,284,788	$130.66	6.9	$32
Exercisable at June 30, 2006	769,955	$123.82	6.4	$25

 (1) Includes estimated forfeitures.

The total fair value of shares that became fully vested during the six months ended June 30, 2006 and 2005 was $12 million and $7 million, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2005 was $4 million and $1 million, respectively. Unrecognized compensation expense related to nonvested awards under this plan was $21 million as of June 30, 2006. The cost is expected to be recognized over a weighted-average period of 2.6 years. The amount of cash received and the tax benefit realized from stock option exercises under this plan during the six months ended June 30, 2006 was $11 million and $1 million, respectively, compared to $5 million and $0.4 million for the six months ended June 30, 2005.

The value of DIUS shares is determined using a market transaction approach based on profit margin, assets under management and revenues. The valuation is performed by a third-party appraiser at least semi-annually and reviewed by the Compensation Committee. The last valuation was performed as of December 31, 2005 with a value of $155.73 per share. The value of outstanding shares exercised under this plan and the intrinsic value of vested and partially vested options totaled $40 million at June 30, 2006 and is included in other liabilities on the Consolidated Balance Sheet.

Stock Appreciation Rights Incentive Plan

We recognize compensation expense for SARs based on the fair value method using an option-pricing model. Compensation expense and the related liability are recognized on a straight-line basis over the vesting period of the SARs. The SARs liability is marked-to-market through net income, which causes volatility in net income as a result of changes in the market value of our stock. We hedge this volatility by purchasing call options on LNC stock. Call options hedging vested

SARs are also marked-to-market through net income. The mark-to-market gain (loss) recognized through net income on the call options on LNC stock was $1 million and $2 million for the three and six months ended June 30, 2006, respectively, compared to $0.3 million and $(1) million for the three and six months ended June 30, 2005. The SARs liability at June 30, 2006 and December 31, 2005 was $6 million and $8 million, respectively. As of June 30, 2006, there was $6 million of unrecognized compensation cost related to nonvested awards under this plan excluding the effect of call options. The cost is expected to be recognized over a weighted-average period of 3.6 years.

The option pricing assumptions used for our SAR plan were as follows:

	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
Dividend yield	2.8%	3.2%
Expected volatility	23.5%	23.1%
Risk-free interest rate	5.7%	3.9%
Expected life (in years)	2.6	2.4
Weighted-average fair value per option granted	$14.70	$8.50

Expected volatility is measured based on the historical volatility of the LNC stock price. The expected term of the options granted represents time from the grant date to the exercise date.

Information with respect to our SAR plan is as follows:

			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
		Average	Contractual	Value
SARs	Shares	Exercise Price	Term	(in millions)
Outstanding at December 31, 2005	1,098,126	$44.24
Granted-original	182,550	54.91
Exercised (includes shares tendered)	(375,125)	43.30
Forfeited or expired	(33,567)	43.52
Outstanding at June 30, 2006	871,984	$46.87	2.70	$8
Vested or expected to vest at June 30, 2006 (1)	838,937	$46.70	2.60	$8
Exercisable at June 30, 2006	383,361	$46.25	1.48	$4

(1) Includes estimated forfeitures.

The payment for SARs exercised during the six months ended June 30, 2006 and 2005 was $5 million and $4 million, respectively.

In addition to the stock-based incentives discussed above, we have awarded restricted shares of our stock (non-vested stock) under the incentive compensation plan, generally subject to a three-year vesting period. Information with respect to our restricted stock at June 30, 2006 is as follows:

		Weighted-Average
		Grant-Date
	Shares	Fair Market Value
Nonvested at December 31, 2005	177,598	$43.01
Granted	124,168	55.68
Vested	(51,953)	38.23
Nonvested at June 30, 2006	249,813	$50.41

As of June 30, 2006, there was $9 million of unrecognized compensation cost related to nonvested awards under this plan. The cost is expected to be recognized over a weighted-average period of 2.48 years.

12.	Restructuring Charges

 Merger with Jefferson-Pilot

Upon completion of the merger with Jefferson-Pilot, we implemented a restructuring plan related to the integration of our legacy operations with those of Jefferson-Pilot. The realignment is designed to enhance productivity, efficiency and scalability while positioning us for future growth. During the second quarter of 2006, we recorded an expense of $9 million in underwriting, acquisition, insurance and other expenses on the Consolidated Statements of Income related to this restructuring plan. The expense was recorded to Other Operations and the related reserve is included in other liabilities on the Consolidated Balance Sheets.

The following table provides information regarding merger-related expenses and restructuring:

(in millions)	Total
Total expected costs (1)	$180

Employee severance and termination benefits	9
Incurred through June 30, 2006	-
Restructuring reserve at June 30, 2006	$9

Additional amounts expended that do not qualify as restructuring charges	$7
Expected completion date	4th Quarter 2009

(1)
Includes $13 million of merger-integration costs for the involuntary employee termination benefits that were included in accounts payable, accruals and other liabilities in the purchase price allocation in Note 2. As of June 30, 2006, approximately $2 million of these costs were incurred.

13.	Stock Repurchases

On April 3, 2006, we entered into an agreement to purchase a variable number of shares of our common stock from a third party broker-dealer, using an accelerated stock buyback program for an aggregate purchase price of $500 million. Shortly thereafter, we received approximately 8 million shares of our common stock. The number of shares repurchased under this agreement was based on the volume weighted average share price of our common stock over the program’s duration. On July 17, 2006, we received our final delivery of shares under the program, bringing the total aggregate shares retired under the plan to approximately 8.8 million shares. All shares were retired upon receipt.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the financial condition of Lincoln National Corporation and its consolidated subsidiaries (“LNC” or the “Company” which also may be referred to as “we” or “us”). On April 3, 2006, LNC completed its merger with Jefferson-Pilot Corporation (Jefferson-Pilot). Beginning on April 3, 2006, the results of operations and financial condition of Jefferson-Pilot, after being adjusted for the effects of purchase accounting, were consolidated with LNC’s. Accordingly, all financial information presented herein for the three months ended and as of June 30, 2006 includes the consolidated accounts of LNC and Jefferson-Pilot. The financial information presented herein for the six months ended June 30, 2006, reflects the accounts of LNC for the three months ended March 31, 2006, and the consolidated accounts of LNC and Jefferson-Pilot for the three months ended June 30, 2006. The data presented herein for 2005 periods reflects the accounts of LNC. The balance sheet information presented below is as of June 30, 2006 and December 31, 2005. The statement of operations information is for the three and six months ended June 30, 2006 and 2005.

For more information regarding the completion of the merger, including the calculation and allocation of the purchase price, see Note 2 to the Consolidated Financial Statements in this Form 10-Q.

This discussion and analysis should be read in conjunction with our Consolidated Financial Statements and Notes thereto presented in Item 1 (“Consolidated Financial Statements”) and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in our latest annual report on Form 10-K for the year ended December 31, 2005 (“2005 Form 10-K”). On April 3, 2006, LNC filed a Current Report on Form 8-K dated April 3, 2006 that incorporated the audited financial statements and notes for Jefferson-Pilot as of December 31, 2005 and 2004, and for the years ended December 31, 2005, 2004 and 2003 from Jefferson-Pilot’s Annual Report on Form 10-K for the year ended December 31, 2005. The accompanying consolidated financial statements should also be read in conjunction with those financial statements and notes.

You should also read our discussion below of “Critical Accounting Policies” for an explanation of those accounting estimates that we believe are most important to the portrayal of our financial condition and results of operations and that require our most difficult, subjective and complex judgments. Financial information in the tables that follow is presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”), unless otherwise indicated. Certain reclassifications have been made to prior periods’ financial information to conform to the 2006 presentation.

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

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from the results contained in the forward-looking statements. Risks and uncertainties that may cause actual results to vary materially, some of which are described within the forward-looking statements include, among others:

•
Problems arising with the ability to successfully integrate our and Jefferson-Pilot’s businesses, which may affect our ability to operate as effectively and efficiently as expected or to achieve the expected synergies from the merger or to achieve such synergies within our expected timeframe, and the application of purchase price accounting on results of operations;

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

•	Ineffectiveness of LNC’s various hedging strategies used to offset the impact of declines in and volatility of the equity markets;

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

INTRODUCTION

Executive Summary

We are a holding company that operates multiple insurance and investment management businesses as well as broadcasting and sports programming business through subsidiary companies. Through our business segments, we sell a wide range of wealth protection, accumulation and retirement income products and solutions. These products include institutional and/or retail fixed and indexed annuities, variable annuities, universal life insurance, variable universal life insurance, term life insurance, mutual funds, “529” college savings plans and managed accounts.

Our individual products and services are distributed primarily through brokers, planners, agents and other intermediaries with sales and marketing support provided by Lincoln Financial Distributors (“LFD”), our wholesaling distribution arm. Our group products and services are distributed primarily through financial advisors, employee benefit brokers, third party administrators, and other employee benefit firms with sales support provided by Lincoln’s Employer Markets group and retirement sales specialists. Our retail distributor, Lincoln Financial Retail Distribution, offers LNC and non-proprietary products and advisory services through a national network of approximately 4,100 full-time financial planners and advisors, along with more than 11,000 general agents, all operating under multiple affiliation models and open architecture.

On April 3, 2006, Jefferson-Pilot, a financial services and broadcasting holding company, merged with and into one of our wholly owned subsidiaries. Through its subsidiaries, Jefferson-Pilot provided products and services in four major businesses: (1) life insurance, (2) annuities and investment products, (3) group life, disability and dental insurance and (4) broadcasting and sports programming production and distribution.

 In the discussion of the results of operations that follows, we identify the results of the merger with Jefferson-Pilot in the period over period comparisons as the results for Jefferson-Pilot were not included in our results until the effective date of the merger. The Jefferson-Pilot amounts that have been isolated represent the results of the acquired Jefferson-Pilot’s companies. During the three months ended June 30, 2006, these amounts represent the impact of the merger; however, as we adopt new processes for expenses and capital allocations, the identification of the results of the Jefferson-Pilot legal entities will not necessarily be indicative of the impact of the merger on our results. Also as part of the merger, we realigned our businesses to conform to the way we intend to manage and assess our business going forward. Accordingly, all prior period segment results have been adjusted to reflect the new segmentation.

As a result of our merger with Jefferson-Pilot, we provide products and services in five operating businesses: (1) Individual Markets, (2) Employer Markets, (3) Investment Management, (4) Lincoln UK and (5) Lincoln Financial Media, and are reporting results through seven business segments. The following is a brief description of these segments.

Individual Markets. The Individual Markets business provides its products through two segments, Individual Annuities and Individual Life Insurance. Through its Individual Annuities segment, Individual Markets provides tax-deferred investment growth and lifetime income opportunities for its clients by offering individual fixed annuities, including indexed annuities, and variable annuities. The Individual Life Insurance segment offers wealth protection and transfer opportunities through both single and survivorship versions of universal life, variable universal life, interest-sensitive whole life, term insurance, as well as a linked-benefit product, which is a universal life insurance policy linked with riders that provide for long-term care costs.

Employer Markets. The Employer Markets business provides its products through two segments, Retirement Products & Other and Benefit Partners. Through its Retirement Products & Other segment, Employer markets provides employer-sponsored variable and fixed annuities, mutual-fund based programs in the 401(k), 403(b), and 457 marketplaces and corporate owned life insurance. The Benefit Partners segment offers group non-medical insurance products, principally term life, disability and dental, to the employer marketplace through various forms of contributory and noncontributory plans. Most of our group contracts are sold to employers with fewer than 500 employees.

Investment Management.    The Investment Management segment, through Delaware Investments, provides a broad range of managed accounts and portfolios, mutual funds, subadvised funds, and other investment products to individual investors and to institutional investors such as private and public pension funds, foundations, and endowment funds. Delaware Investments is the marketing name for Delaware Management Holdings, Inc. and its subsidiaries.

Lincoln UK. Lincoln UK is headquartered in Barnwood, Gloucester, England, and is licensed to do business throughout the United Kingdom. Lincoln UK primarily focuses on protecting and enhancing the value of its existing customer base. The segment accepts new deposits from existing relationships and markets a limited range of new products. Lincoln UK’s product portfolio principally consists of unit-linked life and pension products, which are similar to U.S. produced variable life and annuity products, where the risk associated with the underlying investments is borne by the policyholders.

Lincoln Financial Media.  The Lincoln Financial Media segment operates 18 domestic radio and 3 television broadcasting stations and produces and distributes syndicated collegiate sports programming. Profitability for this segment is driven by market growth, audience levels (ratings), which drives demand for advertising inventory and pricing, and operating efficiencies. We focus our efforts at the local level, combining sound business practices with service to the community.

We also have “Other Operations,” which includes the financial data for operations that are not directly related to the business segments, unallocated corporate items (such as investment income on investments related to the amount of statutory surplus in our insurance subsidiaries that is not allocated to our business units and other corporate investments, interest expense on short-term and long-term borrowings, and certain expenses, including restructuring and merger-related expenses) and the historical results of the former reinsurance segment, which was sold to Swiss Re Life & Health America Inc. (“Swiss Re”) in the fourth quarter of 2001, along with the ongoing amortization of deferred gain on the indemnity reinsurance portion of the transaction with Swiss Re.

We view our business similar to a columned structure. The base of the structure is our employees. Overlaying the base is financial and risk management, and operating efficiency, which are the cornerstones of our management and business philosophy. Talented employees and strong financial and risk management provide the foundation from which we operate and grow our company. Our April 2006 combination with Jefferson-Pilot, well known within the industry for their operational effectiveness, further strengthens the foundation to deliver on our strategic intent. With that as a foundation, there are three pillars that we focus on—product excellence, power of the brand and distribution reach.

Product excellence is one of the pillars of our business. It is important that we continually develop and provide products to the marketplace that not only meet the needs of our customers and compete effectively, but also satisfy our risk profile and meet our profitability standards.

Our merger with Jefferson-Pilot has increased our distribution breadth through retail distribution channels. In addition, we have expanded the life and annuity products available for our existing channels. During 2006 and into 2007, we will be focusing on making a larger, unified product suite available to our distribution force.

The creation of our Employer Markets segment should allow us to better capitalize on the success we have already had in this market place - more than $35 billion in assets under management and administration - and on trends in employer- sponsored benefit plans. These trends include a decline in defined benefit pension plans and an increase in voluntary defined contribution plans such as 401(k)s / 403(b)s, and a similar trend towards voluntary group life and disability, giving way to a convergence of distribution strategies. We see opportunities to capitalize on revenue synergies by leveraging our Benefit Partners group business with Retirement Products’ defined contribution platform for a single employer solution; which we believe will be appealing in the small and mid-case markets.

Within the Individual Markets’ variable annuity arena, our Lincoln Smart SecuritySM Advantage, with its one and five-year reset feature, continued to experience growth in the first six months, with elections totaling 55% of deposits for the first six months of 2006. As a result of our merger with Jefferson-Pilot, we now offer an indexed fixed annuity which offers upside growth from equity markets with fixed return protection. We believe that the baby-boomer generation reaching retirement age will present an emerging opportunity for companies like ours that offer products allowing baby-boomers to better manage their wealth accumulation, retirement income and wealth transfer needs.

In our Individual Markets Life Insurance segment, we continue to face competitive pressures, especially related to life insurance products with secondary guarantees. For products with lapse protection riders, we remain committed to maintaining appropriate risk management and pricing discipline despite the competitive environment. Sales of insurance products with secondary guarantees comprised 65% of our life insurance sales for the second quarter of 2006. In addition, we are seeking capital market solutions in response to new regulations requiring increases in statutory reserves for these products.

Our mutual fund offerings have had strong performance over the one-, three-, and five-year performance periods, resulting in strong deposits and net flows and adding to the assets under management for both the retail and institutional products lines in our Investment Management segment. Growth in deposits and net flows have also benefited from the changes we made during 2005 in the management of certain asset category offerings.

We continue to expect our major challenges in 2006 to include:

▪	The successful integration of the Jefferson-Pilot businesses.

▪	While recent increases in long-term rates has eased pressure on spreads a continuation of the low interest rate environment creates a challenge for our products that generate investment margin profits, such as fixed annuities and universal life insurance.

▪	The continued, successful expansion of our wholesale distribution businesses.

▪	The continuation of competitive pressures in the life insurance marketplace.

▪	Increased regulatory scrutiny of the life and annuity industry, which may lead to higher product costs and negative perceptions about the industry.

▪	Continued focus by the government on tax reform, which may impact our products.

Recent Developments

On April 3, 2006, we completed our merger with Jefferson-Pilot. We paid $1.8 billion in cash and issued approximately 112 million shares of our common stock to the former holders of Jefferson-Pilot common stock in connection with the merger. We financed the cash portion of the merger consideration by borrowing $1.8 billion under the credit agreement that we entered into with a group of banks in December 2005 (the “bridge facility”). As a result of the merger, we offer fixed and variable universal life, fixed annuities, including indexed annuities, variable annuities, mutual funds, 401(k) and 403(b) offerings, and group life, disability and dental insurance products. We also operate television and radio stations and produce and distribute syndicated collegiate sports programming.

On April 3, 2006, we issued $500 million of Floating Rate Senior Notes due April 6, 2009 (the “Floating Rate Notes”), from which we received net proceeds of approximately $499 million. The Floating Rate Notes bear interest at a rate of three-month LIBOR plus 0.11% basis points. Also on April 3, 2006, we also issued $500 million of 6.15% Senior Notes due April 7, 2036 (the “Fixed Rate Notes”), from which we received net proceeds of approximately $492 million. On April 20, 2006, we issued $275 million of 6.75% junior subordinated debentures due 2066, from which we received net proceeds of approximately $266 million. On May 17, 2006, we issued $800 million of 7% junior subordinated debentures due 2066, from which we received proceeds of $788 million. The junior subordinated debentures are referred to collectively as Capital Securities. For a more detailed discussion of these financing arrangements see Note 2 to the Consolidated Financial Statements. We used the net proceeds from the offerings, and additional cash to repay the outstanding loan balance under the bridge facility.

On April 3, 2006, we entered into an agreement to purchase a variable number of shares of our common stock from a third party broker-dealer, using an accelerated stock buyback program for an aggregate purchase price of $500 million. Shortly thereafter, we received approximately 8 million shares of our common stock, which were retired. The number of shares repurchased under this agreement was based on the volume weighted average share price of our common stock over the program’s duration. On July 17, 2006, we received our final delivery of shares under the program, bringing the total aggregate shares retired under the plan to 8.8 million shares. We retired the shares and recorded a reduction to shareholders’ equity in our Consolidated Balance Sheet.

See Note 2 to the Consolidated Financial Statements in this Form 10-Q and our current reports on Form 8-K filed with the SEC on April 3, 2006, April 7, 2006 and April 20, 2006 for additional information.

Critical Accounting Policies

The MD&A included in our 2005 Form 10-K contains a detailed discussion of our critical accounting policies. The following information updates the critical accounting policies provided in the 2005 Form 10-K.

Intangible Assets

Accounting for intangible assets requires numerous assumptions, such as estimates of expected future profitability for our operations and our ability to retain existing blocks of life and annuity business in force. Our accounting policies for the deferred acquisition costs (“DAC”), value of business acquired (“VOBA”), deferred sales inducements (“DSI”) and the liability for deferred front-end loads (“DFEL”) impact Individual Annuities, Individual Life Insurance, Employer Markets Retirement Products and Other, Benefit Partners, and Lincoln UK segments. DAC, VOBA, DSI and DFEL may be referred to hereinafter collectively as DAC, unless otherwise noted.

Acquisition costs for variable annuity contracts, universal and variable universal life insurance policies are amortized over the lives of the contracts in relation to the incidence of estimated gross profits (“EGPs”) derived from the contracts. Acquisition costs are those costs that vary with and are primarily related to new or renewal business. These costs include commissions and other expenses that vary with new business volume. The costs that we defer are recorded as an asset on our balance sheet as DAC for products we sold or VOBA for books of business we acquired. In addition, we defer costs associated with DSI and revenues associated with DFEL. DFEL is a balance sheet liability, and when amortized, increases revenues and income.

During the third quarter of each year, we conduct our annual comprehensive review of the assumptions underlying the amortization of DAC, VOBA and DFEL. We review the various assumptions including investment margins, mortality and retention. This comprehensive review may result in changes to amortization expense for DAC that could materially impact operating results. Additionally, as a result of our merger with Jefferson-Pilot, as part of our annual review in the third quarter of 2006, we intend to harmonize several assumptions and related processes that may affect the amortization pattern of DAC, VOBA and DFEL. These changes could result in a material adjustment to amortization expense for DAC, VOBA and DFEL. Management is not currently able to estimate the impact of these changes.

The table below presents the balances by business segment as of June 30, 2006.

	Individual Markets		Employer Markets
June 30, 2006 (in millions)	Annuities	Life Insurance	Retirement Products & Other	Benefit Partners	Lincoln UK	Total
DAC & VOBA	$1,994	$4,592	$838	$121	$783	$8,328
DSI	155	-	-	-	-	155
Total DAC & VOBA and DSI	2,149	4,592	838	121	783	8,483
DFEL	85	348	20	-	381	834
Net DAC & VOBA, DSI and DFEL	$2,064	$4,244	$818	$121	$402	$7,649

Note:      The above table includes DAC and VOBA amortized in accordance with SFAS No. 60, “Accounting and Reporting by Insurance Enterprises.” Under SFAS No. 60, acquisition costs for traditional life insurance and Benefit Partners’ products, which include whole life and term life insurance contracts, and group life, dental and disability contracts, are amortized over periods of 10 to 30 years for life products and up to 15 years for group products, on either a straight-line basis or as a level percent of premium of the related policies depending on the block of business. No DAC is being amortized under SFAS No. 60 for fixed and variable payout annuities.

As more fully discussed in our 2005 Form 10-K, we utilize a “reversion to the mean” (“RTM”) process to compute our best estimate long-term gross growth rate assumption to evaluate the carrying value of DAC for our variable annuity, annuity-based 401(k) and unit-linked product blocks of business. Under our enhanced RTM process, on each valuation date, future EGPs are projected using stochastic modeling of a large number of future equity market scenarios in conjunction with best estimates of lapse rates, interest margins and mortality to develop a statistical distribution of the present value of future EGPs for each of the blocks of business. The statistical distribution is designed to identify when deviations in equity market returns from expected returns become significant enough to warrant a change of the future equity return EGP assumption.

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

Given where our best estimate of EGPs for the Individual Markets and Employer Markets annuity products was positioned in the range at June 30, 2006, if we were to assume a 9% long-term gross equity market growth assumption from June 30, 2006 forward in determining the revised EGPs, we estimate that it would result in a cumulative decrease to DAC amortization (positive DAC unlocking) of approximately $128 million pre-tax ($83 million after-tax). To further illustrate the position in the range of our best estimate of EGPs for the Individual Markets Annuity segment at June 30, 2006, a one-quarter equity market movement of positive 15% would bring us to the first of the two statistical ranges while a one quarter equity market movement of positive 40% would bring us to the second of the two ranges for this segment. Subsequent equity market performance that would keep us at or move us beyond the first statistical range would likely result in positive unlocking. Negative equity market performance would have to be significantly greater than the above percentages for us to exceed the lower end of the two statistical ranges.

For a more detailed discussion of the RTM process, refer to the discussion in Critical Accounting Policies - Intangible Assets, included in our 2005 Form 10-K.

Guaranteed Minimum Benefits

The Individual Markets Annuity segment has a hedging strategy designed to mitigate the risk and income statement volatility caused by changes in the equity markets, interest rates, and volatility associated with the Lincoln Smart SecuritySM Advantage guaranteed minimum withdrawal benefit (“GMWB”) and our various guaranteed minimum death benefit (“GMDB”) features available in our variable annuity products. The hedging strategy is designed such that changes in the value of the hedge contracts move in the opposite direction of changes in the value of the embedded derivative of the GMWB or changes in the reserve for GMDB contracts subject to the hedging strategy. Account balances covered in this hedging program combined with account balances for which there is no death benefit represent approximately 94% of total variable annuity account balances, which excludes the Alliance mutual fund business. We have not implemented a hedging strategy for our guaranteed income benefit (“GIB”) feature, as less than 3% of variable annuity account balances are subject to this feature and substantially all of these outstanding contracts are still in the accumulation phase. As account balances with the GIB feature increase in size, we intend to add the GIB benefit to the hedge program.

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

We utilize a dynamic hedging strategy for variable annuity products with a GMWB feature, which uses futures on U.S.-based equity indices to hedge against movements in the equity markets, as well as interest rate and equity derivative securities to hedge against changes in reserves associated with changes in interest rates and market implied volatilities. As of June 30, 2006, the notional amounts of the underlying hedge instruments are such that the magnitude of the change in the value of the hedge instruments due to changes in equity markets, interest rates, and implied volatilities is designed to offset the magnitude of the change in the fair value of the GMWB guarantee caused by those same factors. At June 30, 2006, the embedded derivative for GMWB was an asset valued at $59 million. The embedded derivative is an asset at June 30, 2006 as the estimated present value of expected future contract charges is greater than the estimated present value of expected future claims.

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

We also have in place a hedging program for the indexed annuities we obtained through our merger with Jefferson-Pilot. These contracts permit the holder to elect an interest rate return or an equity market component, where interest credited to the contracts is linked to the performance of the S&P 500® index. Policyholders may elect to rebalance index options at renewal dates, either annually or biannually. At each renewal date, we have the opportunity to re-price the indexed component by establishing participation rates, subject to minimum guarantees. We purchase options that are highly correlated to the portfolio allocation decisions of our policyholders, such that we are economically hedged with respect to equity returns for the current reset period. The mark-to-market of the options held impacts net investment income and generally offsets the change in value of the embedded derivative within the indexed annuity which is recorded as a component of interest credited to policyholders’ within insurance benefits. SFAS 133 requires that we calculate fair values of index options we may purchase in the future to hedge policyholder index allocations in future reset periods. These fair values represent an estimate of the cost of the options we will purchase in the future, discounted back to the date of the balance sheet, using current market indicators of volatility and interest rates. Changes in the fair values of these liabilities are included in benefit expense.

RESULTS OF CONSOLIDATED OPERATIONS

	Three Months			Six Months

			Increase			Increase
Periods ended June 30, (in millions)	2006	2005	(Decrease)	2006	2005	(Decrease)
Insurance premiums	$454	$73	NM	$533	$143	273%
Insurance fees	690	426	62%	1,164	846	38%
Investment advisory fees	81	62	31%	159	117	36%
Communications sales	58	-	NM	58	-	NM
Net investment income	1,068	704	52%	1,747	1,364	28%
Amortization of deferred gain	19	19	-	37	38	-3%
Other revenues and fees	131	100	31%	225	183	23%
Net realized investment losses	(5)	(9)	44%	(6)	(11)	45%
Gain on sale of subsidiaries	-	-	NM	-	14	-100%
Total Revenue	2,496	1,375	82%	3,917	2,694	45%
Insurance benefits	1,179	590	100%	1,760	1,161	52%
Underwriting, acquisition, insurance and
other expenses	717	525	37%	1,220	1,013	20%
Communications expenses	30	-	NM	30	-	NM
Interest and debt expenses	65	22	195%	87	44	98%
Total Benefits and Expenses	1,991	1,137	75%	3,097	2,218	40%

Income before federal income taxes	505	238	112%	820	476	72%
Federal income taxes	156	40	290%	250	99	153%

Net Income	$349	$198	76%	$570	$377	51%

Items Included in Net Income (after-tax):
Realized loss on investments and
derivative instruments	$(3)	$(3)		$(8)	$(7)
Net gain on reinsurance embedded
derivative/trading securities	1	(3)		5	-
Gain on sale of subsidiaries	-	-		-	9
Restructuring charges	(6)	(15)		(6)	(16)

The table below provides a detailed comparison of items included within net realized investment losses.
	Three Months			Six Months

			Increase			Increase
Periods ended June 30, (in millions)	2006	2005	(Decrease)	2006	2005	(Decrease)
Realized gains on investments	$41	$34	21%	$66	$61	8%
Realized losses on investments	(28)	(17)	65%	(48)	(37)	30%
Realized gain (loss) on derivative instruments	-	(5)	-100%	4	(3)	NM
Amounts amortized to balance sheet accounts	(19)	(14)	36%	(30)	(27)	11%
Gain on reinsurance embedded derivative/trading securities	2	(5)	NM	8	-	NM
Investment expenses	(1)	(2)	-50%	(6)	(5)	20%
Net losses on investments and derivative instruments	$(5)	$(9)	-44%	$(6)	$(11)	-45%
Write-downs for other-than-temporary impairments included in
realized losses on investments above	$(2)	$(2)	-	$(3)	$(12)	75%

Following are deposits and net flows by business segment. For additional detail of deposit and net flow information, see the discussion in “Results of Operations by Segment” below:

	Three Months			Six Months

			Increase			Increase
Periods ended June 30, (in billions)	2006	2005	(Decrease)	2006	2005	(Decrease)
Deposits:
Individual Markets:
Annuities	$2.749	$1.862	48%	$4.886	$3.623	35%
Life Insurance	1.023	0.470	118%	1.511	0.938	61%
Employer Markets:
Retirement Products & Other	1.159	1.032	12%	2.400	2.312	4%
Executive Benefits	0.077	0.056	38%	0.124	0.101	23%
Investment Management	6.047	10.444	-42%	15.111	16.203	-7%
Consolidating Adjustments (1)	(1.138)	(0.842)	35%	(1.877)	(1.742)	8%
Total Deposits	$9.917	$13.022	-24%	$22.155	$21.435	3%

Net Flows:
Individual Markets:
Annuities	$0.844	$0.748	13%	$1.614	$1.392	16%
Life Insurance	0.547	0.263	108%	0.805	0.500	61%
Employer Markets:
Retirement Products & Other	0.114	0.181	-37%	0.296	0.418	-29%
Executive Benefits	0.035	0.045	-22%	0.075	0.070	7%
Investment Management	1.009	6.022	-83%	5.906	8.794	-33%
Consolidating Adjustments (1)	(0.056)	0.189	NM	(0.012)	0.064	NM
Total Net Flows	$2.493	$7.448	-67%	$8.684	$11.238	-23%

			As of
	As of June 30,		December 31,	Increase over	Increase over
(in billions)	2006	2005	2005	Prior quarter	Prior year
Assets Under Management by Advisor (2)
Investment Management:
External Assets	$85.9	$66.8	$77.6	29%	11%
Insurance-related Assets	65.6	43.9	43.1	49%	52%
Lincoln UK	9.2	8.3	8.6	11%	7%
Within Business Units (Policy Loans)	2.7	1.9	1.9	42%	42%
By Non-LNC Entities	49.1	35.5	40.6	38%	21%
	$212.5	$156.4	$171.8	36%	24%

(1)	Consolidating adjustments represent the elimination of deposits and net flows on products affecting more than one segment.
(2)
Assets under management by advisor provide a breakdown of assets that we manage or administer either directly or through unaffiliated third parties. These assets represent our investments, assets held in separate accounts and assets that we manage or administer for individuals or other companies. We earn insurance fees, investment advisory fees or investment income on these assets.

NM - Not Meaningful

Comparison of Three and Six Months Ended June 30, 2006 to 2005

Net income increased $151 million, or 76%, and $193 million for the three months and six months ended June 30, 2006 compared to the same periods in 2005, respectively. Included in the current period is $142 million of net income from the Jefferson-Pilot companies acquired in the merger. Excluding the Jefferson-Pilot companies, net income increased $9 million or 5% and $51 million or 14% for the comparable three month and six month periods due to revenue growth outpacing expenses as described below.

Revenues

The April 2006 merger with Jefferson-Pilot was the primary driver for the increase in insurance premiums and fees for the three and six month periods ended June 30, 2006, compared with the same 2005 periods. Revenues from Jefferson-Pilot companies were $1.0 billion for the second quarter of 2006. Excluding the impact of the Jefferson-Pilot legal companies, the increase in insurance fees and investment advisory fees in the second quarter and first six months of 2006 reflects growth in deposits and assets under management, and to a lesser extent, the effects of favorable equity market performance. Assets under management increased 36% as a result of approximately $28 billion from the Jefferson-Pilot merger and positive net flows and market value gains throughout 2005 and the first six months of 2006. The average level of the equity markets was higher in 2006 compared to 2005, resulting in higher fee income. Excluding the impact of dividends, the S&P 500 index was 6.6% higher and the average daily S&P 500 index was 8.1% higher in the first six months of 2006 than the first six months of 2005.

The increase in net investment income in the second quarter of 2006 compared to the same period in 2005 primarily reflects the addition of Jefferson-Pilot investment assets, higher portfolio yields and higher invested assets due to the favorable effect of asset growth from net flows. Net investment income from the Jefferson-Pilot companies was $387 million for the second quarter of 2006.

Included in revenues were net realized losses on investments of $5 million and $9 million for the second quarters of 2006 and 2005, respectively, and $6 million and $11 million for the first six months of 2006 and 2005, respectively. See “Consolidated Investments” below for additional information on our investment performance. Revenues from the sale of subsidiaries/businesses in the first six months of 2005 included a pre-tax gain of $14 million from an agreement to settle in full the residual contingent payments resulting from the arrangement to outsource Lincoln UK’s back-office operations to Capita Life and Pension Services Limited, a subsidiary of Capita Group Plc, (“Capita”) the outsourcing firm for Lincoln UK’s customer and policy administration functions.

 Benefits and Expenses

Consolidated benefits and expenses for the second quarter and first six months of 2006 increased $854 million, or 75%, and $879 million, or 40%, compared to the same periods in 2005, including $831 million from the Jefferson-Pilot companies. See “Results of Operations by Segment” below for further discussion by segment. Excluding the increase from the Jefferson-Pilot companies, the increase resulted from growth in our business partially offset by the effect of spread management through lower crediting rates on interest-sensitive business and movements from fixed to variable annuity products.

Expenses for the second quarter and first six months of 2006 include expenses of $17 million related to the merger with Jefferson-Pilot for related integration costs, including restructuring charges that were the result of actions undertaken by us to eliminate duplicate operations and functions as a result of the Jefferson-Pilot merger. These actions will be ongoing and are expected to be completed in 2008, with a total estimated cost of $180 million pre-tax. Expenses for the second quarter and first six months of 2005 included restructuring charges of $23 million pre-tax and $25 million, respectively, and were the result of expense initiatives undertaken by us during 2003 to improve operational efficiencies. For additional information on restructuring charges see Note 12 to the Consolidated Financial Statements of this Form 10-Q. Federal income tax expense for the second quarter and first six months of 2005 included reductions of $24 million and $29 million, respectively, related to a partial release of a deferred tax valuation allowance in our Barbados insurance company, which was included in Other Operations.

RESULTS OF OPERATIONS BY SEGMENT

In this MD&A, in addition to providing consolidated revenues and net income (loss), we also provide segment operating revenue and income (loss) from operations because we believe they are meaningful measures of revenues and the profit or loss generated by our operating segments. Operating revenue is GAAP revenue excluding realized gains and losses on investments and derivative instruments, gains and losses on reinsurance embedded derivative/trading securities, gains and losses on sale of subsidiaries/businesses and the amortization of deferred gain arising from reserve development on business sold through reinsurance. Income (loss) from operations is GAAP net income excluding net realized investment gains and losses, losses on early retirement of debt, reserve development net of related amortization on business sold through reinsurance and cumulative effect of accounting changes. Operating revenue and income (loss) from operations are the financial performance measures we use to evaluate and assess the results of our segments. Accordingly, we report operating revenue and income (loss) from operations by segment in Note 8 to our Consolidated Financial Statements. Our management and Board of Directors believe that operating revenue and income (loss) from operations explain the results of our ongoing businesses in a manner that allows for a better understanding of the underlying trends in our current businesses because net realized investment gains and losses, reserve development net of related amortization on business sold through reinsurance and cumulative effect of accounting changes are unpredictable and not necessarily indicative of current operating fundamentals or future performance of the business segments, and in many instances, decisions regarding these items do not necessarily relate to the operations of the individual segments. Operating revenue and income (loss) from operations do not replace revenues and net income as the GAAP measures of our consolidated results of operations.

Following is a reconciliation of our segment revenue and income from operations to our consolidated revenue and net income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2006	2005	2006	2005
Revenue:
Segment Operating Revenue:
Individual Markets:
Individual Annuities	$552	$348	$927	$688
Life Insurance	901	475	1,402	951
Individual Markets Total	1,453	823	2,329	1,639
Employer Markets:
Retirement Products & Other	350	287	656	574
Benefit Partners	355	-	355	-
Employer Markets Total	705	287	1,011	574
Investment Management (1)	135	114	274	224
Lincoln UK	81	79	151	153
Lincoln Financial Media(2)	58	-	58	-
Other Operations	98	102	157	160
Consolidating adjustments	(29)	(21)	(57)	(59)
Net realized investment results (3)	(5)	(9)	(6)	3
Total	$2,496	$1,375	$3,917	$2,694
Net Income:
Segment Operating Income:
Individual Markets:
Individual Annuities	$89	$52	$155	$102
Life Insurance	147	63	216	121
Individual Markets Total	236	115	371	223
Employer Markets:
Retirement Products & Other	70	50	131	96
Benefit Partners	37	-	37	-
Employer Markets Total	107	50	168	96
Investment Management (1)	12	(1)	27	3
Lincoln UK	10	10	21	20
Lincoln Financial Media	12	-	12	-
Other Operations	(26)	30	(26)	33
Net realized investment results (4)	(2)	(6)	(3)	2
Net Income	$349	$198	$570	$377

(1)
Revenues for the Investment Management segment include inter-segment revenues for asset management services provided to our other segments. These inter-segment revenues totaled $24 million for the three months ended June 30, 2006 and 2005, and $48 million and $49 million for the six months ended June 30, 2006 and 2005, respectively.

(2)	Lincoln Financial Media revenues are net of $9 million of commissions paid to agencies.
(3)
Includes realized losses on investments and derivative instruments of $7 million and $4 million for the three months ended June 30, 2006 and 2005, respectively; gain (loss) on reinsurance embedded derivative/trading securities of $2 million and $(5) million for the three months ended June 30, 2006 and 2005, respectively. Includes realized losses on investments and derivative instruments of $14 million and $11 million for the six months ended June 30, 2006 and 2005, gain on reinsurance embedded derivative/trading securities of $8 million for the six months ended June 30, 2006; and gain on sale of subsidiaries/businesses of $14 million for the six months ended June 30, 2005.

(4)
Includes realized losses on investments and derivative instruments of $3 million for the three months ended June 30, 2006 and 2005; gain (loss) on reinsurance embedded derivative/trading securities of $1 million and $(3) million for the three months ended June 30, 2006 and 2005, respectively. Includes realized losses on investments and derivative instruments of $8 million and $7 million for the six months ended June 30, 2006 and 2005, respectively; gain on reinsurance embedded derivative/trading securities of $5 million for the six months ended June 30, 2006; and gain on sale of subsidiaries/businesses of $9 million for the six months ended June 30, 2005.

INDIVIDUAL MARKETS

The Individual Markets business provides its products through two segments - Individual Annuities and Individual Life Insurance. Through its Individual Annuities segment, Individual Markets provides tax-deferred investment growth and lifetime income opportunities for its clients by offering individual fixed annuities, including indexed annuities, and variable annuities. The Individual Life Insurance segment offers wealth protection and transfer opportunities through both single and survivorship versions of universal life, variable universal life, interest-sensitive whole life, term insurance, as well as a linked-benefit product, which is a universal life insurance policy linked with riders that provide for long-term care costs.

Individual Markets - Individual Annuities

	Three Months Ended			Six Months Ended
	June 30			June 30

			Increase			Increase
Operating Summary (in millions)	2006	2005	(Decrease)	2006	2005	(Decrease)
Operating Revenues:
Insurance premiums	$15	$7	114%	$24	$18	33%
Insurance fees	192	137	40%	367	267	37%
Net investment income	263	155	70%	411	312	32%
Other revenues and fees	82	49	67%	125	91	37%
Total Operating Revenues	552	348	59%	927	688	35%
Operating Expenses:
Insurance benefits	214	130	65%	330	252	31%
Underwriting, acquisition, insurance and other expenses	217	153	42%	389	310	25%
Total Operating Expenses	431	283	52%	719	562	28%
Income from operations before taxes	121	65	86%	208	126	65%
Federal income taxes	32	13	146%	53	24	121%
Income from Operations	$89	$52	71%	$155	$102	52%

	Three Months Ended			Six Months Ended
	June 30			June 30

			Improvement			Improvement
Net Flows (in billions)	2006	2005	(Decline)	2006	2005	(Decline)
Variable Portion of Variable Annuity Deposits	$1.877	$1.327	41%	$3.543	$2.616	35%
Variable Portion of Variable Annuity Withdrawals	(1.013)	(0.775)	-31%	(1.973)	(1.531)	-29%
Variable Portion of Variable Annuity Net Flows	0.864	0.552	57%	1.570	1.085	45%
Fixed Portion of Variable Annuity Deposits	0.507	0.489	4%	0.956	0.906	6%
Fixed Portion of Variable Annuity Withdrawals	(0.185)	(0.113)	-64%	(0.348)	(0.225)	-55%
Fixed Portion of Variable Annuity Net Flows	0.322	0.376	-14%	0.608	0.681	-11%
Total Variable Annuity Deposits	2.384	1.816	31%	4.499	3.522	28%
Total Variable Annuity Withdrawals	(1.198)	(0.888)	-35%	(2.321)	(1.756)	-32%
Total Variable Annuity Net Flows	1.186	0.928	28%	2.178	1.766	23%
Indexed Annuity Deposits	0.228	-	N/M	0.228	-	N/M
Indexed Annuity Withdrawals	(0.047)	-	N/M	(0.047)	-	N/M
Indexed Annuity Net Flows	0.181	-	N/M	0.181	-	N/M
Fixed Annuity Deposits	0.137	0.046	198%	0.159	0.101	57%
Fixed Annuity Withdrawals	(0.660)	(0.226)	-192%	(0.904)	(0.475)	-90%
Fixed Annuity Net Flows	(0.523)	(0.180)	-191%	(0.745)	(0.374)	-99%
Total Annuity Deposits	2.749	1.862	48%	4.886	3.623	35%
Total Annuity Withdrawals	(1.905)	(1.114)	-71%	(3.272)	(2.231)	-47%
Total Annuity Net Flows	0.844	0.748	13%	1.614	1.392	16%

Annuities Incremental Deposits	$2.711	$1.816	49%	$4.822	$3.529	37%

			Increase
June 30, (in billions)	2006	2005	(Decrease)
Account Values:
Variable Annuities	$41.5	$32.8	27%
Fixed Annuities	19.6	11.4	72%
Fixed Annuities Ceded to Reinsurers	(2.1)	(2.3)	-9%
Total Fixed Annuities	17.5	9.1	92%
Total Annuities	$59.0	$41.9	41%

Fixed Portion of Variable Annuities	4.1	3.1	32%

	Three Months			Six Months

			Increase			Increase
June 30, (in billions)	2006	2005	(Decrease)	2006	2005	(Decrease)
Average Daily Variable Account Values	$41.2	$31.7	30%	$40.6	$31.3	30%

Interest Margins

	Three Months			Six Months
			Increase			Increase
			(Decrease)			(Decrease)
Periods Ended June 30,	2006	2005	(basis points)	2006	2005	(basis points)
Net investment income yield	5.67%	5.74%	(7)	5.72%	5.76%	(4)
Interest rate credited to policyholders	3.81%	3.95%	(14)	3.89%	3.96%	(7)
Interest rate margin	1.86%	1.79%	7	1.83%	1.80%	3
Effect on yield and interest rate margin from
commercial mortgage loan prepayment
and bond makewhole premiums	0.02%	0.02%	-	0.04%	0.01%	3
Interest rate margin adjusted	1.84%	1.77%	7	1.79%	1.79%	0

Average fixed annuity account values (in billions)	$19.2	$10.3		$14.5	$10.4

Effect on income from operations (after-tax,
after-DAC) (in millions)
Commercial mortgage loan prepayment
and bond makewhole premiums	$1	$1		$1	$-

Comparison of Three and Six Months Ended June 30, 2006 to 2005

Income from operations for this segment increased $37 million, or 71%, and $53 million for the three months and six months ended June 30, 2006 compared to the same periods in 2005, respectively. Included in the current period is $18 million of income from operations from the Jefferson-Pilot companies. Excluding the Jefferson-Pilot companies, income from operations increased $39 million, or 34%, and $35 million, or 34%, for the comparable three month and six month periods due primarily to growth in account values from positive net flows and favorable market conditions.

Revenues

Insurance fees increased 40% in the second quarter and 37% in the first six months of 2006 compared to the same periods in 2005, due to increases in average daily variable annuity account values. The increase in account values reflects cumulative positive net flows and improvement in the equity markets between periods. Excluding the impact of dividends, the S&P 500 index was 6.6% higher and the average daily S&P index was 8.1% higher in the first six months of 2006 than the first six months of 2005. The increase in fixed annuity product sales from the same periods in the previous year includes $56 million from the indexed annuity business acquired from the Jefferson-Pilot merger.

New deposits are an important component of our effort to grow the annuity business. Although deposits do not significantly impact current period income from operations, they are an important indicator of future profitability. In the past several years, we have concentrated our efforts on both product and distribution breadth. Annuity deposits increased 48% in the second quarter of 2006 and 35% for the first six months of 2006 compared to the same 2005 periods, primarily due to growth in the variable annuity business. New deposits for the second quarter of 2006 include $346 million from Jefferson-Pilot.

The growth in individual variable annuity deposits was primarily a result of continued strong sales of products with the Lincoln Smart SecuritySM Advantage feature and the expansion of the wholesaling force in LFD. Variable annuity gross deposits in our Lincoln ChoicePlusSM and American Legacy products were up 30% and 27 % for the second quarter and first six months of 2006 compared to the same 2005 periods.

Individual fixed annuity deposits increased in the second quarter and first six months of 2006 compared to the same 2005 periods, primarily due to $323 million of Jefferson-Pilot fixed annuity sales, including $228 million for indexed annuities. This growth was partially offset due to the effects of the continued low interest rate environment.

The other component of net flows is retention of the business. One of the key assumptions in pricing a product is the account persistency, which we refer to as the lapse rate. The lapse rate compares the amount of withdrawals to the retained account values. One way to measure a company’s success in retaining assets is to look at the overall level of withdrawals from period to period. Additionally, by comparing actual lapse rates to the rates assumed in designing the annuity product, it is possible to gauge the impact of persistency on profitability. Overall lapse rates for the first six months of 2006 and 2005 were 10.8% and 9.1%, respectively. See the discussion below for the drivers of the increased lapse rates. In both periods, overall lapse rates have been more favorable than the level of persistency assumed in product pricing.

One of our fixed annuity products, the Step Five Fixed Annuity has a sixty-day window period following each five year fixed guarantee period. Crediting rates for each subsequent five-year, fixed guarantee period are set at the beginning of the window period. During the window period, account holders can withdraw their funds without incurring a surrender charge. Account values for this product were $2.8 billion at December 31, 2005, with approximately $1.2 billion and $1.1 billion of account values entering the window period during 2006 and 2007, respectively. Through June 30, 2006 approximately $380 million of account value entered the window period, with the remainder of the 2006 amount spread fairly evenly over the balance of the year. For the second quarter and first six months of 2006, we experienced lapse rates on these accounts of 42% and 54%, respectively. Our DAC amortization assumption is a lapse rate of 40% for this product, and will be reviewed as part of our third quarter review of assumptions. Given the current interest rate environment, we would expect to see our lapse rate increase in 2006 as a portion of these account holders withdraw their funds, but we would not expect the after-DAC, after-tax effect to be significant to the earnings of the segment, helped in part by a 50% coinsurance arrangement on 87% of the account values. See “Reinsurance” for additional information on this arrangement.

In addition to the Step Five Fixed Annuity product discussed above, included in the fixed annuity business acquired with the Jefferson-Pilot merger is approximately $4.1 billion of average fixed annuity policyholder fund balances with crediting rates that are reset on an annual basis and are not subject to surrender charges. The average crediting rates in the second quarter of 2006 for the Jefferson-Pilot business were approximately 21 basis points in excess of average minimum guaranteed rates, including 54% that were already at their minimum guaranteed rates. Approximately $2.5 billion of fixed annuity policyholder fund balances acquired with the Jefferson-Pilot merger have multi-year guarantees, approximately $0.7 billion of which have begun to reset in 2006. As multi-year guarantees expire, policyholders have the opportunity to renew their annuities at rates in effect at that time. Our ability to retain these annuities will be subject to then-current competitive conditions. The average spread to the minimum underlying guarantee on these products is approximately 186 basis points. In the second quarter 2006, $163 million of fixed annuity policyholder fund balances reset, of which approximately $117 million lapsed where the holder did not select another product that we offer. In the third quarter of 2006, approximately $541 million of fixed annuities with multi-year guarantees will reset and we expect that approximately $352 million will lapse based upon emerging experience.

For the two products combined, approximately $1.7 billion of account values ($1.2 billion, net of reinsurance) will be subject to renewal over the remainder of 2006. Of that amount, we expect a reduction of up to $800 million in fixed annuity account values (net of reinsurance) related to the multi-year guarantee products.

Net investment income increased 70% for the second quarter and 32% for the first six months of 2006 compared with the same 2005 periods. Net investment income includes $121 million from the Jefferson-Pilot companies. Excluding the increase from the Jefferson-Pilot companies, net investment income declined due to lower investment portfolio yields and lower average fixed annuity account values. Net investment income included $1 million from commercial mortgage loan prepayment and bond makewhole premiums for the three and six month periods ended June 30, 2006, compared to $1 million for the second quarter of 2005 and an immaterial amount for the first six months of 2005. Net investment income for the second quarter of 2005 includes $3 million higher income for partnerships. Net investment income for the second quarter of 2006 also includes a reduction of $14 million from the mark-to-market adjustment for call options supporting the hedge program for the indexed annuity business acquired in the April 2006 merger with Jefferson-Pilot. This adjustment is offset in insurance benefits expense.

When analyzing the impact of net investment income, it is important to understand that a portion of the investment income earned is credited to the policyholders of our fixed annuity products. The interest credited to policyholders is included in the segment’s insurance benefits. Annuity product interest rate margins represent the excess of the yield on earning assets over the average crediting rate. The yield on earning assets is calculated as net investment income on fixed product investment portfolios divided by average earning assets. The average crediting rate is calculated using interest credited on annuity products less bonus credits and excess interest on policies with the dollar cost averaging feature, divided by the average fixed account values net of coinsured account values. Fixed account values reinsured under modified coinsurance agreements are included in account values for this calculation. Interest credited to policyholder balances increased for the second quarter and first six months of 2006 compared to the same 2005 period as a result of the Jefferson-Pilot merger, partially offset by lower average fixed account values and lower average crediting rates.

The interest rate margin table above summarizes the effect of changes in the portfolio yield, the rate credited to policyholders, as well as the impact of prepayment premiums on results on an after-DAC, after-tax basis. The adjusted interest rate margin was 1.84% and 1.77% for the second quarters of 2006 and 2005, respectively, and 1.79% for the corresponding six-month periods. Declines in quarter-over-quarter investment income yield were more than offset by a reduction in crediting rates, while declines in investment income yield were offset by declines in crediting rates for the six-month periods. As interest rates increase and the gap between new money rates and portfolio rates narrows, we expect to manage the effect of spreads for near term operating income through a combination of rate actions and portfolio management. Our expectation includes the assumption that there are no significant changes in net flows in or out of our fixed accounts or other changes which may cause interest rate margins to differ from our expectation. For information on interest rate margins and the interest rate risk due to falling interest rates, see "Item 3 - Quantitative and Qualitative Disclosures About Market Risk" of this Form 10-Q.

Benefits and Expenses

Insurance benefits include interest credited to policyholders of $169 million and $264 million in the second quarter and first six months of 2006, compared to $99 million and $199 million for the same periods in 2005. The increase is a result of $77 million attributable to the fixed annuity business of Jefferson-Pilot acquired in April 2006, partially offset by past actions taken to lower crediting rates commensurate with the reduction in the overall investment yield over the last several years. See the table above for the interest rate credited to policyholders. Interest credited to policyholders for the second quarter of 2006 also includes $13 million from the mark-to-market adjustment for call options supporting the hedge program for the fixed indexed annuity business acquired in the merger with Jefferson-Pilot. This adjustment is offset in net investment income.

Also included in insurance benefits are the costs associated with guaranteed benefits included within variable annuities with the GMDB, GMWB or GIB riders. Due to favorable market conditions in 2006, insurance benefits for the GMDB and GMWB riders were favorable compared to the same 2005 periods. This favorable effect was offset by unfavorable hedge results. The effect of changes in net reserve and benefit payments and results of the hedge program during the second quarter and first six months of 2006 attributable to these guaranteed benefits was such that the period over period variances on an after-DAC and after-tax basis were not significant.

At June 30, 2006, the segment’s net amount at risk (“NAR”) related to contracts with a GMDB feature was $0.5 billion. The related GAAP and statutory reserves were $22 million and $45 million, respectively. The comparable amounts at December 31, 2005, were a NAR of $0.5 billion, GAAP reserves of $15 million and statutory reserves of $43 million. At any point in time, the NAR is the difference between the potential death benefit payable and the total account value, with a floor of zero (when account values exceed the potential death benefit there is no amount at risk). Accordingly, the NAR represents the maximum amount we would have to pay if all policyholders died. In evaluating the GMDB exposures that exist within our variable annuity business relative to industry peers, it is important to distinguish between the various types of GMDB features, and other factors such as average account values, average amounts of NAR, and the age of contractholders. The following table and discussion provides this information for our variable annuity business as of June 30, 2006:

	Type of GMDB Feature
	Return of	High Water
	Premium	Mark	Roll-up	No GMDB	Total
Variable Annuity Account Value (billions)	$20.3	$20.2	$0.4	$4.8	$45.7
% of Total Annuity Account Value	44.4%	44.2%	0.9%	10.5%	100.0%
Average Account Value (thousands)	$95.2	$96.6	$70.4	$66.3	$91.5
Average NAR (thousands)	$4.7	$5.2	$12.4	N/A	$5.4
NAR (billions)	$0.1	$0.4	$-	N/A	$0.5
Average Age of Contract Holder	64	63	66	62	63
% of Contract Holders > 70 Years of Age	13.4%	30.1%	38.8%	29.7%	19.0%

We have variable annuity contracts containing GMDBs that have a dollar for dollar withdrawal feature. Under such a feature, withdrawals reduce both current account value and the GMDB amount on a dollar for dollar basis. For contracts containing this dollar for dollar feature, the account holder could withdraw a substantial portion of their account value resulting in a GMDB that is multiples of the current account value. Our exposure to this dollar for dollar risk is somewhat mitigated by the fact that we do not allow for partial 1035 exchanges on non-qualified contracts. To take advantage of the dollar for dollar feature, the contractholder must take constructive receipt of the withdrawal and pay any applicable surrender charges. We report the appropriate amount of the withdrawal that is taxable to the Internal Revenue Service, as well as indicating whether or not tax penalties apply under the premature distribution tax rules. We closely monitor the dollar for dollar withdrawal GMDB exposure. The GMDB feature offered on new sales is a pro-rata GMDB feature whereby each dollar of withdrawal reduces the GMDB benefit in proportion to the current GMDB to account value ratio. As of June 30,

2006, there were 805 contracts for which the death benefit to account value ratio was greater than ten to one. The NAR on these contracts was $52 million.

Underwriting, acquisition, insurance and other expenses increased $64 million, or 42%, and $79 million, or 25%, for the second quarter and first six months of 2006, respectively, compared to the same 2005 periods. The increases were driven principally by $51 million from the Jefferson-Pilot companies, and account value growth from sales and favorable equity markets, which resulted in higher commission expenses, net of deferrals and higher DAC amortization. These increases were partially offset by the favorable effects on DAC amortization from the third quarter 2005 unlocking.

Individual Markets - Life Insurance

	Three Months Ended			Six Months Ended
	June 30			June 30

			Increase			Increase
Operating Summary (in millions)	2006	2005	(Decrease)	2006	2005	(Decrease)
Operating Revenues:
Insurance premiums	$90	$48	88%	$141	$93	52%
Insurance fees	383	189	103%	584	382	53%
Net investment income	416	228	82%	655	452	45%
Other revenues and fees	12	10	20%	22	24	-8%
Total Operating Revenues	901	475	90%	1,402	951	47%
Operating Expenses:
Insurance benefits	497	257	93%	760	510	49%
Underwriting, acquisition, insurance and other expenses	183	125	46%	316	262	21%
Total Operating Expenses	680	382	78%	1,076	772	39%
Income from operations before taxes	221	93	138%	326	179	82%
Federal income taxes	74	30	147%	110	58	90%
Income from Operations	$147	$63	133%	$216	$121	79%

	Three Months Ended			Six Months Ended
	June 30			June 30
			Increase			Increase
(in millions)	2006	2005	(Decrease)	2006	2005	(Decrease)
Sales by Product
Universal Life ("UL")
Excluding MoneyGuardSM	$97.5	$47.3	106%	$138.8	$85.8	62%
MoneyGuardSM	7.5	8.0	-6%	15.2	15.4	-1%
Total Universal Life	105.0	55.3	90%	154.0	101.2	52%
Variable Universal Life ("VUL")	15.7	10.2	54%	25.7	19.7	30%
Whole Life	0.3	0.2	50%	1.1	1.0	10%
Term	11.3	8.6	31%	19.5	17.7	10%
Total	$132.3	$74.3	78%	$200.3	$139.6	43%

Net Flows (in billions)
Deposits	$1.023	$0.470	118%	$1.511	$0.938	61%
Withdrawals & Deaths	(0.476)	(0.207)	130%	(0.706)	(0.438)	61%
Net Flows	$0.547	$0.263	108%	$0.805	$0.500	61%
Policyholder Assessments	$0.571	$0.281	103%	$0.864	$0.561	54%

As of June 30,			Increase
(in billions)	2006	2005	(Decrease)
Account Values
Universal Life	$18.6	$9.0	107%
Variable Universal Life	4.7	2.3	104%
Interest-Sensitive Whole Life ("ISWL")	2.2	2.2	0%
Total Life Insurance Account Values	$25.5	$13.5	89%

In Force-Face Amount
Universal Life and Other	$260.9	$126.1	107%
Term Insurance	229.1	180.6	27%
Total In-Force	$490.0	$306.7	60%

Net Amount at Risk
Universal Life and Other	$231.6	$110.2	110%
Term Insurance	228.0	179.8	27%
Total Net Amount at Risk	$459.6	$290.0	58%

Interest Rate Margins

	Three Months			Six Months
			Increase			Increase
			(Decrease)			(Decrease)
Periods Ended June 30,	2006	2005	(basis points)	2006	2005	(basis points)

Interest Sensitive Products
Net investment income yield	6.22%	6.38%	(16)	6.31%	6.34%	(3)
Interest rate credited to policyholders	4.46%	4.64%	(18)	4.51%	4.69%	(18)
Interest rate margin	1.76%	1.74%	2	1.80%	1.65%	15
Effect on Yield and Interest Rate Margin
Commercial mortgage loan prepayment and
bond makewhole premiums	0.13%	0.12%	1	0.12%	0.06%	6
Interest rate margin, excluding the above items	1.63%	1.62%	1	1.68%	1.59%	9
Effect on Income from Operations (After-tax, after-DAC) (in millions)
Commercial mortgage loan prepayment and
bond makewhole premiums	$2	$1		$3	$1

Traditional Products
Net investment income yield	6.59%	6.59%	-	6.65%	6.59%	6
Effect on Yield
Commercial mortgage loan prepayment and
bond makewhole premiums	0.14%	0.15%	(1)	0.15%	0.11%	4
Net investment income yield after adjusted for above items	6.45%	6.44%	1	6.50%	6.48%	2
Effect on Income from Operations (After-tax) (in millions)
Commercial mortgage loan prepayment and
bond makewhole premiums	$1	$1		$1	$-

Comparison of Three and Six Months Ended June 30, 2006 to 2005

Income from operation for this segment increased $84 million, or 133%, and $95 million for the three months and six months ended June 30, 2006 compared to the same periods in 2005, respectively. Included in the current period is $66 million of income from operations from the Jefferson-Pilot companies. Excluding the Jefferson-Pilot companies, income from operations increased $18 million or 29% and $29 million or 24% for the comparable three month and six month periods due largely to better than expected investment returns and favorable DAC unlocking due to favorable mortality and persistency experience.

Revenues, First Year Premium, In-force and Net Amount at Risk

Revenues for the second quarter and first six months of 2006 increased 90% and 47% compared to the same 2005 periods and include $405 million from the Jefferson-Pilot companies. Premiums increased 88% and 52% for the second quarter and first six months of 2006 compared to the 2005 periods. Revenues from insurance fees were up 103% and 53% for the second quarter and first six months of 2006 compared to the 2005 periods. Insurance fees include mortality assessments, expense assessments (net of DFEL deferrals and amortization) and surrender charges. Excluding the effects of the merger, which contributed $39 million, or 43%, and $186 million, or 49% respectively, to premiums and insurance fees for the second quarter of 2006, growth in mortality and expense assessments in the second quarter and first six months of 2006 compared to the same periods in 2005 was primarily related to increased sales of universal life products and favorable persistency. Partially offsetting this growth was lower revenues from surrender charges due to favorable persistency. The improved persistency results in higher business in force, which should positively affect future revenues.

For the second quarter and first six months of 2006, we experienced growth in life insurance in-force and NAR in both term life and UL and other permanent products, both as a result of and in addition to the Jefferson-Pilot merger. It is important to view the in-force and NAR growth separately for term products versus UL and other permanent products, as term products by design have a lower profitability to face amount relationship than do permanent life insurance products. Insurance premium revenue relates primarily to whole life and term life insurance products. Term and whole life insurance products have insurance fees and COIs generated from the NAR. These are components of the change in policy reserves on these products, and are reflected in insurance benefits. Insurance premiums for the second quarter and first six months of 2006 include $39 million from the Jefferson-Pilot merger. Excluding the impact of the Jefferson-Pilot companies, insurance premiums increased 6% and 10% for the second quarter and first six months of 2006 compared to the same periods in 2005. Insurance premiums for term insurance increased 32% and 38% for the second quarter and first six months of 2006 compared to the same periods in 2005, while insurance premiums for whole life decreased 8% and 6% for the same periods. For term insurance, gross premiums grew 6% for the second quarter and 7% for the first six months from continued growth in the book of business. Also contributing to the growth in net term insurance premiums was a 4% reduction in premiums paid for reinsurance coverage in the second quarter and first six months of 2006 compared to the same periods in 2005, primarily resulting from restructuring our reinsurance program in September 2005. Under the restructured program, we reduced the percentage of each new term policy reinsured and changed from using coinsurance to using renewable term reinsurance. See “Reinsurance” below for additional information regarding our reinsurance coverage.

Sales in the table above and as discussed below are reported as follows:

▪	UL, VUL, MoneyGuard - 100% of annualized expected target premium plus 5% of paid excess premium, including an adjustment for internal replacements at approximately 50% of target,
▪	Whole Life and Term - 100% of first year paid premiums.

Previously, we reported sales as first year paid premium, excluding internal replacements, for all products. We changed our basis of reporting to one consistent with industry reporting segments.

Sales are not part of revenues (other than for term products) and do not have a significant impact on current quarter income from operations, but are indicative of future profitability. Total sales for the second quarter and first six months of 2006 increased 78% and 43% compared to the same periods in 2005, and included $63 million (48%) in the second quarter attributable to Jefferson-Pilot products. Excluding the effects of the merger, growth in UL sales was constrained due to restructuring in our retail distribution operation that is now complete, maintaining pricing discipline in a highly competitive environment and a more disciplined approach to investor-owned life insurance sales.

Net investment income increased $188 million or 82%, and $203 million or 45%, in the three and six month periods ended June 30, 2006, compared to the same 2005 periods, including $177 million (43% and 27% for the second quarter and first six months) attributable to the Jefferson-Pilot companies. Excluding the Jefferson-Pilot companies, net investment income increased $11 million or 5%, and $26 million or 6%, in the comparable periods. This increase was due to growth in in-force and higher commercial mortgage loan prepayment and bond make whole premiums.

Interest rate margins for interest sensitive products improved 2 and 15 basis points in the second quarter and first six months of 2006, respectively, compared to the same 2005 periods. Excluding the effects of commercial mortgage loan prepayment and bond make-whole premiums, interest rate margins for interest sensitive products improved 1 and 9 basis points in the second quarter and first six months of 2006, respectively, compared to the same 2005 periods. Interest sensitive products include UL and ISWL and provide for interest to be credited to policyholder accounts. The difference between what we credit to policyholder accounts and interest income we earn on interest sensitive assets is interest rate margin. Traditional products include term and whole life insurance with interest income used to build the policy reserves. At June 30, 2006 and 2005, interest-sensitive products represented approximately 80% and 77%, respectively, of total interest sensitive and traditional products earning assets.

At June 30, 2006, spreads between new money rates and general account yields have narrowed. Going forward, we expect to be able to manage the effects of spreads on near term operating income through a combination of rate actions and portfolio management. This assumes no significant changes in net flows into or out of our fixed accounts or other changes which may cause interest rate margins to differ from our expectations. At June 30, 2006, 51% of the interest sensitive account values have crediting rates at contract guaranteed levels, and 42% have crediting rates within 50 basis points of contractual guarantees. For information on interest rate margins and the interest rate risk due to falling interest rates, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this Form 10-Q.

Benefits and Expenses

Insurance benefits include interest credited to policyholders of $241 million and $384 million in the second quarter and first six months of 2006, respectively, compared to $138 million and $277 million for the same periods in 2005. The increase for the second quarter and first six months of 2006 includes $98 million attributable to the Jefferson-Pilot companies. Excluding the Jefferson-Pilot companies, interest credited to policyholders increased $5 million and $9 million for the comparable periods. Actions taken by the segment to lower crediting rates commensurate with the reductions in the overall investment yield in 2005 offset the effects of growth in the book of business. Refer to the table above for the interest rate credited to policyholders.

The segment had positive retrospective DAC and VOBA unlocking of $7 million pre-tax ($4 million after-tax) in the second quarter of 2006, primarily due to favorable persistency and expenses, and positive prospective unlocking of $2 million pre-tax ($1 million after-tax) resulting from updating mortality and expense assessment fees on variable products. Retrospective DAC and VOBA unlocking in the second quarter of 2005 was not significant. The segment had positive retrospective DAC and VOBA unlocking of $11 million pre-tax ($7 million after-tax) in the first six months of 2006, primarily due to favorable persistency, mortality, and expenses, and positive prospective unlocking of $2 million pre-tax ($1 million after-tax) resulting from updating expense assessment fees on variable products. Retrospective DAC and VOBA unlocking in the first six months of 2005 was not significant.

UL and VUL products with secondary guarantees, which we refer to as our lapse protection rider (“LPR”) product, represented approximately 23% of permanent life insurance in-force at June 30, 2006 and approximately 71% of sales for these products. As more fully discussed in our 2005 Form 10-K, new business written after July 1, 2005 for these products is subject to Actuarial Guideline 38 (also known as “AXXX”) statutory reserve requirements. See "Review of Consolidated Financial Condition - Sources of Liquidity and Cash Flow - Financing Activities" for further information on the manner in which we reinsure our AXXX reservers.  Application of this guideline has resulted in an increase to statutory reserves for these products of approximately $387 million, which reduced statutory surplus by approximately $239 million at June 30, 2006. There was no impact to GAAP reserves. We continue to evaluate potential modifications to our universal life products with secondary guarantees that may be made in response to the revised regulation. Although the ultimate impact of AXXX on future sales of guaranteed no-lapse UL cannot be predicted, it may result in a price increase for such products.

Underwriting, acquisition insurance and other expenses increased $58 million and $54 million, for the second quarter and first six months of 2006 compared to the same 2005 periods and include $67 million from the Jefferson-Pilot companies. Excluding the effect of the Jefferson-Pilot companies, expenses decreased $9 million and $13 million for the same periods, primarily due to the favorable DAC and VOBA unlocking discussed above.

Employer Markets

The Employer Markets business provides its products through two segments, Retirement Products & Other and Benefit Partners. The Retirement Products & Other segment operates through two lines of business - Retirement Products, which provides employer-sponsored variable and fixed annuities, mutual-fund based programs in the 401(k), 403(b), and 457 marketplaces; and Executive Benefits and Other, which provides corporate and bank owned life insurance. The Benefit Partners segment of Employer Markets offers group life, disability, and dental insurance to employers.

Employer Markets - Retirement Products & Other

Retirement Products & Other

	Three Months Ended			Six Months Ended
	June 30			June 30
			Increase			Increase
Operating Summary (in millions)	2006	2005	(Decrease)	2006	2005	(Decrease)
Operating Revenues:
Insurance fees	$70	$58	21%	$136	$115	18%
Net investment income	274	222	23%	508	444	14%
Other revenues and fees	6	7	-14%	12	15	-20%
Total Operating Revenues	350	287	22%	656	574	14%
Operating Expenses:
Insurance benefits	173	140	24%	316	281	12%
Underwriting, acquisition, insurance and other expenses	77	79	-3%	155	161	-4%
Total Operating Expenses	250	219	14%	471	442	7%
Income from operations before taxes	100	68	47%	185	132	40%
Federal income taxes	30	18	67%	54	36	50%
Income from Operations	$70	$50	40%	$131	$96	36%

Retirement Products

	Three Months Ended			Six Months Ended
	June 30			June 30
			Increase			Increase
Operating Summary (in millions)	2006	2005	(Decrease)	2006	2005	(Decrease)
Operating Revenues:
Insurance fees	$57	$51	12%	$115	$102	13%
Net investment income	187	177	6%	373	353	6%
Other revenues and fees	5	6	-17%	10	13	-23%
Total Operating Revenues	249	234	6%	498	468	6%
Operating Expenses:
Insurance benefits	102	100	2%	203	200	2%
Underwriting, acquisition, insurance and other expenses	70	71	-1%	143	145	-1%
Total Operating Expenses	172	171	1%	346	345	0%
Income from operations before taxes	77	63	22%	152	123	24%
Federal income taxes	23	17	35%	45	35	29%
Income from Operations	$54	$46	17%	$107	$88	22%

	June 30,		Increase
Account Values (in billions)	2006	2005	(Decrease)

Variable Annuities	$16.1	$14.7	10%
Fixed Annuities	11.1	10.7	4%
Total Annuities	27.2	25.4	7%

Alliance Mutual Funds	4.3	3.4	26%
Total Annuities and Alliance	$31.5	$28.8	9%

Fixed Portion of Variable Annuity	$7.5	$7.1	6%

	Periods Ended June 30,			Periods Ended June 30,
	Three Months			Six Months

			Improvement			Improvement
Net Flows (in billions)	2006	2005	(Decline)	2006	2005	(Decline)
Variable Portion of Variable Annuity Deposits	$0.714	$0.524	36%	$1.380	$1.085	27%
Variable Portion of Variable Annuity Withdrawals	(0.647)	(0.497)	-30%	(1.303)	(1.009)	-29%
Variable Portion of Variable Annuity Net Flows	0.067	0.027	148%	0.077	0.076	1%
Fixed Portion of Variable Annuity Deposits	0.120	0.151	-21%	0.237	0.306	-23%
Fixed Portion of Variable Annuity Withdrawals	(0.231)	(0.254)	9%	(0.446)	(0.508)	12%
Fixed Portion of Variable Annuity Net Flows	(0.111)	(0.103)	8%	(0.209)	(0.202)	3%
Total Variable Annuity Deposits	0.834	0.675	24%	1.617	1.391	16%
Total Variable Annuity Withdrawals	(0.878)	(0.751)	-17%	(1.749)	(1.517)	-15%
Total Variable Annuity Net Flows	(0.044)	(0.076)	-42%	(0.132)	(0.126)	5%
Fixed Annuity Deposits	0.121	0.135	-10%	0.261	0.278	-6%
Fixed Annuity Withdrawals	(0.113)	(0.078)	-45%	(0.245)	(0.282)	13%
Fixed Annuity Net Flows	0.008	0.057	86%	0.016	(0.004)	500%
Total Annuity Deposits	0.955	0.810	18%	1.878	1.669	13%
Total Annuity Withdrawals	(0.991)	(0.829)	-20%	(1.994)	(1.799)	-11%
Total Annuity Net Flows	(0.036)	(0.019)	89%	(0.116)	(0.130)	-11%

Alliance Mutual Fund Deposits	0.204	0.222	-8%	0.522	0.643	-19%
Alliance Mutual Fund Withdrawals	(0.054)	(0.022)	145%	(0.110)	(0.095)	16%
Total Alliance Mutual Fund Net Flows	0.150	0.200	-25%	0.412	0.548	-25%

Total Annuity and Alliance Deposits	1.159	1.032	12%	2.400	2.312	4%
Total Annuity and Alliance Withdrawals	(1.045)	(0.851)	-23%	(2.104)	(1.894)	-11%
Total Annuity and Alliance Net Flows	$0.114	$0.181	-37%	$0.296	$0.418	-29%

Annuities Incremental Deposits	$0.935	$0.805	16%	$1.843	$1.656	11%
Alliance Mutual Fund Incremental Deposits	0.204	0.222	-8%	0.522	0.643	-19%
Total Annuities and Alliance Incremental Deposits (1)	$1.139	$1.027	11%	$2.365	$2.299	3%

(1) Incremental Deposits represent gross deposits reduced by transfers from other segment products.

Interest Rate Margins

	Three Months			Six Months
			Increase			Increase
			(Decrease)			(Decrease)
Periods Ended June 30,	2006	2005	(basis points)	2006	2005	(basis points)
Net investment income yield	6.31%	6.25%	6	6.33%	6.27%	6
Interest rate credited to policyholders	3.73%	3.68%	5	3.70%	3.69%	1
Interest rate margin	2.58%	2.57%	1	2.63%	2.58%	5
Effect on yield and interest rate margin from
commercial mortgage loan prepayment
and bond makewhole premiums	0.12%	0.13%	(1)	0.14%	0.12%	2
Interest rate margin adjusted	2.46%	2.44%	2	2.49%	2.46%	3

Average fixed annuity account values (in billions)	$10.9	$10.5		$10.8	$10.5

Effect on income from operations (after-tax,
after-DAC) (in millions)
Commercial mortgage loan prepayment
and bond makewhole premiums	$1	$1		$2	$2

Comparison of Three and Six Months Ended June 30, 2006 to 2005

Income from operations for this segment's Retirement Products business increased $8 million, or 17%, and $19 million, or 22%, for the three and six months ended June 30, 2006 compared to the same periods in 2005, respectively. Income from operations from the Jefferson-Pilot companies for this business is not significant. The improvements are due largely to increases in account values from cumulative positive net flows and improvement in the equity markets between periods.

Revenues

Insurance fees increased 12% in the second quarter and 13% in the first six months of 2006 compared to the same periods in 2005 as a result of increases in average daily variable annuity account values. The merger with Jefferson-Pilot was not a factor for this business. The increase in account values reflects cumulative positive net flows and improvement in the equity markets between periods. Excluding the impact of dividends, the S&P 500 index was 6.6% higher and the average daily S&P index was 8.1% higher in the first six months of 2006 than the first six months of 2005. Variable product sales increased 24% in the second quarter and 16% in the first six months of 2006 over the same 2005 periods while fixed product and Alliance mutual fund sales were down from the same period in the previous year.

New deposits are an important component of our effort to grow the annuity business. Although deposits do not significantly impact current period income from operations, they are an important indicator of future profitability. Annuity deposits increased 18% in the second quarter of 2006 and 13% for the first six months of 2006 compared to the same 2005 periods, primarily due to growth in the annuity-based 401(k) Director business.

Alliance program deposits were $218 million and $740 million (including Alliance program fixed annuity deposits) in the second quarter and first six months of 2006, declines of 35% and 16% from the same 2005 periods. The Alliance program bundles our fixed annuity products with mutual funds, along with recordkeeping and employee education components. We earn fees for the services we provide to mutual fund accounts and investment margins on fixed annuities of Alliance program accounts. The amounts associated with the Alliance mutual fund program are not included in the separate accounts reported in our Consolidated Balance Sheets. During the first six months of 2006, we restructured the Alliance program sales organization and now have a dedicated team in place. We would expect to see deposit growth going forward. Deposits in our traditional annuity products in the employer-sponsored business increased in the second quarter and first six months of 2006 compared to the same 2005 periods.

In July 2006, we provided the third-party wholesaler of our 401(k) Director product with a 90-day notice of termination. Although the effect of the termination on sale of the 401(K) Director product is unknown, we do not expect the termination to have a material adverse effect on our results of operations.

The other component of net flows is lapse rates. Overall lapse rates were 13% for the three and first six months ended June 30, 2006, compared to 9% and 10% for the second quarter and fist six months of 2005. In both periods, overall lapse rates have been more favorable than the level of persistency assumed in product pricing. The lapse rate for the first six months of 2005 included the impact of three large employer-sponsored case withdrawals aggregating $121 million. The persistency of the employer-sponsored business tends to be higher than in the individual annuity marketplace as employer-sponsored products involve systematic deposits, are part of an overall employee benefit plan, and are generally not subject to the level of exchange activity typically experienced in the individual marketplace.

Net investment income increased 6% in the three and six month periods ended June 30, 2006, compared with the same 2005 periods. The increases were due to growth in fixed annuity account values. The increase also includes $3 million and $7 million from commercial mortgage loan prepayment and bond makewhole premiums for the second quarter and first six months of 2006 compared to $3 million and $7 million for the same 2005 periods.

A portion of the investment income in this segment is credited to our fixed annuity policyholders. The interest credited to policyholders is included in the segment’s expenses. As stated above, annuity product interest rate margins represent the excess of the yield on earning assets over the average crediting rate. The yield on earning assets is calculated as net investment income on fixed product investment portfolios divided by average earning assets. The average crediting rate is calculated using interest credited on annuity products divided by the average fixed account values. Interest credited to policyholder balances decreased for the second quarter and first six months of 2006 compared to the same 2005 periods as a result of lower average fixed account values and lower average crediting rates.

The interest rate margin table above summarizes the effect of changes in the portfolio yield, the rate credited to policyholders, as well as the impact of prepayment premiums on results on an after-DAC, after-tax basis. The interest rate margin increased to 2.58% for the second quarter of 2006 from 2.57% for the same 2005 period. This was driven by an increase in quarter-over-quarter investment income yield, partially offset by an increase in crediting rates. After removing the effects of prepayment premiums, the interest rate margin was 2.46% for the second quarter of 2006 compared to 2.44% for the second quarter of 2005. In response to the competitive environment, we increased crediting rates in April 2006 by 10 basis points for one of our products with approximately $8 billion of account values. We are currently evaluating further crediting rate actions, with the expectation of maintaining stable spreads over the near term, excluding the effects of prepayment premiums. For information on interest rate margins and the interest rate risk due to falling interest rates, see "Item 3 - Quantitative and Qualitative Disclosures About Market Risk" of this Form 10-Q.

Benefits and Expenses

Interest credited to policyholders is included in insurance benefits and increased 2% in the second quarter and first six months of 2006, compared to the same periods in 2005. The increase is a result of the increase in crediting rates discussed above. See the table above for the interest rate credited to policyholders.

Underwriting, acquisition, insurance and other expenses decreased 1% for the second quarter and first six months of 2006, respectively, compared to the same 2005 periods. These decreases were primarily the result of change in expense allocation methodology put into effect in the second quarter of 2006 as a result of the April 2006 Jefferson-Pilot merger, which shifted expenses to other business segment. The change in methodology was not material to the other segments and did not affect consolidated expenses.

A portion of the variable annuity contracts in the segment contain GMDB’s in the form of a Return of Premium (“ROP”) GMDB feature.  At June 30, 2006, approximately $13.6 billion or 60% of variable annuity contract account values contained an ROP death benefit feature and the net amount at risk related to these contracts was $27.9 million.  The remaining variable annuity contract account values, including all of the 401(k) Director product contain no GMDB feature.

Executive Benefits and Other

	Three Months Ended			Six Months Ended
	June 30			June 30
			Increase			Increase
Operating Summary (in millions)	2006	2005	(Decrease)	2006	2005	(Decrease)
Operating Revenues:
Insurance fees	$13	$7	86%	$21	$13	62%
Net investment income	87	45	93%	135	91	48%
Other revenues and fees	1	1	0%	2	2	0%
Total Operating Revenues	101	53	91%	158	106	49%
Operating Expenses:
Insurance benefits	71	40	78%	113	81	40%
Underwriting, acquisition, insurance and other expenses	7	8	-13%	12	16	-25%
Total Operating Expenses	78	48	63%	125	97	29%
Income from operations before taxes	23	5	360%	33	9	267%
Federal income taxes	7	1	NM	9	1	NM
Income from Operations	$16	$4	300%	$24	$8	200%

Net Flows and Account Values

	Three Months Ended			Year-to-Date
(in billions)	June 30,		Increase	June 30,		Increase
	2006	2005	(Decrease)	2006	2005	(Decrease)
COLI/BOLI- Balance Beginning-of-Period	$ 1.387	$ 1.138	22%	$ 1.318	$ 1.122	17%
Business acquired	2.795	-	NM	2.795	-	NM
Deposits	0.077	0.056	36%	0.124	0.101	23%
Withdrawals & deaths	(0.042)	(0.011)	276%	(0.049)	(0.031)	57%
Net flows	0.035	0.045	-22%	0.075	0.070	75%
Policyholder assessments	(0.017)	(0.008)	102%	(0.026)	(0.016)	57%
Interest credited and change in market value	0.028	0.019	43%	0.066	0.018	267%
COLI/BOLI-Balance End-of-Period	$4.228	$1.194	254%	$4.228	$1.194	254%

	As of June 30,

COLI/BOLI In-Force	$15.373	$7.278	111%

Institutional Pensions -Account Values	$2.707	$2.883	-6%

Comparison of Three and Six Months Ended June 30, 2006 to 2005

Income from operations for Executive Benefits and Other business increased $12 million, or 300%, and $16 million, or 200% for the for the three months and six months ended June 30, 2006 compared to the same periods in 2005, respectively. Included in the current period is $6 million of income from operations from the Jefferson-Pilot companies. Excluding the Jefferson-Pilot companies, income from operations increased $6 million, or 150%, and $10 million, or 125%, for the comparable three month and six month periods due largely to growth in COLI/BOLI in-force and favorable mortality in the Institutional Pension business.

Revenues

Insurance fees for this business increased 86% and 62% for the second quarter and first six months of 2006, respectively, and includes $6 million, or 46% and 29%, respectively from the COLI/BOLI business acquired in the April 2006 Jefferson-Pilot merger.

    Included in the COLI/BOLI acquired with the Jefferson-Pilot companies are life insurance products sold to community banks, which accounted for $2.0 billion in policyholder fund balances. At June 30, 2006 VOBA balances, net of unearned revenue reserves, related to these blocks was approximately $124 million. These policies were primarily originated through, and continue to be serviced by, two marketing organizations. The surrender rate for this product may increase beyond current experience due to the absence of surrender charges and rising interest rates that may result in returns available to policyholders on competitors’ products being more attractive than on our policies in force. The following factors may influence policyholders to continue these coverages: 1) our ability to adjust crediting rates; 2) relatively high minimum rate guarantees; 3) the difficulty of re-underwriting existing and additional covered lives; and 4) unfavorable tax attributes of certain surrenders. Our assumptions for amortizing VOBA and unearned revenue for these policies reflect a higher long-term expected lapse rate than other blocks of business due to the factors noted above. Lapse experience for this block in a particular period could vary significantly from our long-term lapse assumptions.

Net investment income increased 93% and 48% in the three and six month periods ended June 30, 2006, respectively, compared with the same 2005 periods, including $40 million, or 46% and 30%, respectively, attributable to the Jefferson-Pilot companies. The increases were also due to higher investment portfolio yields offset by lower fixed annuity account values.

Benefits and Expenses

Insurance benefits, which includes interest credited to policyholders, increased $31 million, or 78%, in the second quarter and $32 million, or 40%, in the first six months of 2006, compared to the same periods in 2005. The increase is primarily due to $31 million of interest credited to policyholders attributable to the Jefferson-Pilot companies. Excluding the increase from Jefferson-Pilot companies, insurance benefits for 2006 were level with the same 2005 periods, as increased interest credited on the COLI/BOLI business from growth in account values and rate increases was offset by favorable mortality in the Institutional Pension business. On July 1, 2006 we implemented a 25 basis point increase in crediting rates on our Jefferson-Pilot BOLI business.

Underwriting, acquisition, insurance and other expenses decreased $1 million, or 13%, and $4 million, or 25%, for the second quarter and first six months of 2006, respectively, compared to the same 2005 periods. These decreases were primarily the result of change in expense allocation methodology put into effect in the second quarter of 2006 as a result of the April 2006 Jefferson-Pilot merger. The change in methodology did not affect consolidated expenses.

Employer Markets - Benefit Partners

The Benefit Partners segment offers group life, disability, and dental insurance to employers. The segment’s products are marketed primarily through a national distribution system of regional group offices. These offices develop business through employee benefit brokers, third-party administrators and other employee benefit firms. The Benefit Partners segment was added as a result of our merger with Jefferson-Pilot. Therefore, its results are included in our consolidated results effective with the second quarter 2006.

Three & Six Months Ended
June 30
Operating Summary (in millions)	2006
Operating Revenues:
Insurance premiums	$329
Net investment income	25
Other revenues and fees	1
Total Operating Revenues	355
Operating Expenses:
Insurance benefits	226
Underwriting, acquisition, insurance and other expenses	72
Total Operating Expenses	298
Income from operations before taxes	57
Federal income taxes	20
Income from Operations	$37

Product Line Data	Three Months Ended June 30, 2006
	Income from	Annualized
(in millions)	Operations	Premiums (1)	Loss Ratios

Life	$14	$15	67.8%
Disability	21	23	59.4%
Dental	1	7	76.3%
Other	1	-

Total (1)	$37	$45	64.7%

Expense Ratios
Earned Premiums to General and Administrative Expense	9.7%

Earned Premiums to Operating and Acquisition Expense	21.9%

(1) Annualized premiums are expected annualized First year premiums
(2) The loss ratio total is the ratio of total non-medical losses to earned premiums

Income from operations for this segment was $37 million for the second quarter and first six months of 2006, and benefited from favorable long-term disability claim experience. We recognize premium receipts for this segment as revenues and claims as incurred. Because group underwriting risks may change over time, management focuses on trends in loss ratios to compare actual experience with pricing expectations. The level of expenses is also an important driver of profitability for this segment, as group insurance contracts are offered within an environment that competes on the basis of price and service. Reported sales relate to long-duration contracts sold to new policyholders and new programs sold to existing policyholders. The trend in sales is an important indicator of development of business in force over time.

Revenues

The Employer Markets Benefit Partners segment did not experience any substantial change as a result of the merger. Insurance premiums for the second quarter of 2006 increased modestly compared to the trends experienced prior to merger, primarily due to higher premiums from its non-core Exec-U-Care® business, which offset a decline in its core life and dental businesses and flat premium growth in disability. The Exec-U-Care® business provides an insured medical expense reimbursement vehicle to executives for non-covered health plan costs, produces significant revenues and benefits expenses for this segment but only a limited amount of segment earnings. Discontinuance of this product would significantly impact segment revenues. Premium growth for life has declined and slowed for disability, as sales for these products were adversely affected by premium rate increases that were implemented in recent quarters.

Benefits and Expenses

Insurance benefits for the second quarter of 2006 decreased compared to trends experienced prior to the merger. Policy benefits reflect a total non-medical loss ratio of 64.7%, driven primarily by better than expected long-term disability results that we do not believe are sustainable. We experienced favorable long-term disability claims incidence and favorable claims terminations that significantly decreased our loss ratios and reduced policy benefits by $12 million pre-tax. Effective claims management contributed to the favorable claim termination experience. We believe that loss ratios in the low-to-mid 70s are more representative of longer-term expectations on this line of business. The discount rate used to calculate long-term disability and life waiver reserves is 5.25%.

Underwriting, acquisition, insurance and other expenses for the second quarter of 2006 were favorable due to lower DAC and VOBA amortization as a result of purchase accounting adjustments, which resulted in pre-merger DAC being written-off and VOBA being established. VOBA is generally amortized over a 15-year period. Excluding the effects of VOBA amortization, the operating expense ratio was consistent with trends experienced prior to the merger.

Investment Management

	Periods Ended June 30,			Periods Ended June 30,
	Three Months			Six Months
			Increase			Increase
Operating Summary (in millions)	2006	2005	(Decrease)	2006	2005	(Decrease)
Operating Revenues:
Investment advisory fees	$81	$62	31%	$159	$117	36%
Investment advisory fees - insurance-related	24	24	-	48	49	(2%)
Other revenues and fees	30	28	7%	67	58	16%
Total Operating Revenues	135	114	18%	274	224	22%
Operating Expenses:
Operating and administrative expenses	117	116	1%	232	219	6%
Total Operating Expenses	117	116	1%	232	219	6%

Income (loss) from operations before Federal income taxes	18	(2)	NM	42	5	NM
Federal income taxes	6	(1)	NM	15	2	NM
Income (loss) from Operations	$12	$(1)	NM	$27	$3	NM

Assets Under Management

June 30, (in billions)	2006	2005	Increase
Retail-Equity	$36.036	$27.725	30%
Retail-Fixed	10.007	9.095	10%
Total Retail	46.043	36.820	25%

Institutional-Equity	21.729	16.627	31%
Institutional-Fixed	18.154	13.404	35%
Total Institutional	39.883	30.031	33%

Insurance-related Assets	65.637	43.917	49%
Total Assets Under Management	$151.563	$110.768	37%

Total Sub-advised Assets, included in above amounts
Retail	$16.899	$12.202	38%
Institutional	4.592	4.564	1%
Total Sub-advised Assets at the End of the Period	$21.491	$16.766	28%

Net Flows

	Three Months			Six Months
			Increase			Increase
Periods Ended June 30, (in billions)	2006	2005	(Decrease)	2006	2005	(Decrease)
Retail:
Equity:
Fund deposits	$2.249	$3.429	-34%	$5.318	$6.089	-13%
Redemptions and transfers	(2.167)	(1.493)	45%	(4.020)	(2.967)	35%
Net flows-Equity	0.082	1.936	-96%	1.298	3.122	-58%

Fixed Income:
Fund deposits	1.034	0.905	14%	1.985	1.811	10%
Redemptions and transfers	(0.794)	(0.694)	14%	(1.656)	(1.359)	22%
Net flows-Fixed Income	0.240	0.211	14%	0.329	0.452	-27%

Total Retail:
Fund deposits	3.283	4.334	-24%	7.303	7.900	-8%
Redemptions and transfers	(2.961)	(2.187)	35%	(5.676)	(4.326)	31%
Net flows-Total Retail	0.322	2.147	-85%	1.627	3.574	-54%

Institutional:
Equity:
Inflows/deposits	1.130	4.638	-76%	3.094	5.300	-42%
Withdrawals and transfers	(1.335)	(1.213)	10%	(2.343)	(1.744)	34%
Net flows-Equity	(0.205)	3.425	NM	0.751	3.556	-79%

Fixed Income:
Inflows/deposits	1.634	1.472	11%	4.714	3.003	57%
Withdrawals and transfers	(0.742)	(1.022)	-27%	(1.186)	(1.339)	-11%
Net flows-Fixed Income	0.892	0.450	98%	3.528	1.664	112%

Total Institutional:
Inflows/deposits	2.764	6.110	-55%	7.808	8.303	-6%
Withdrawals and transfers	(2.077)	(2.235)	-7%	(3.529)	(3.083)	14%
Net flows-Total Institutional	0.687	3.875	-82%	4.279	5.220	-18%

Combined Retail and Institutional:
Deposits/inflows	6.047	10.444	-42%	15.111	16.203	-7%
Redemptions, withdrawals and transfers	(5.038)	(4.422)	14%	(9.205)	(7.409)	24%
Net flows-Combined Retail and Institutional	$1.009	$6.022	-83%	$5.906	$8.794	-33%

Note: The term deposits in the above table and in the following discussion represents purchases of mutual funds and managed accounts, deposits in variable annuity funds, and inflows in advisory accounts.

Investment Management - Comparison of Three and Six Months Ended June 30, 2006 to 2005

Income from operations for the second quarter and first six months of 2006 was $12 million and $27 million, respectively, compared to a loss of $1 million and income of $3 million for the same 2005 periods. These improvements were driven by growth in assets under management and the absence of expenses associated with investment talent acquisitions.

Revenues, Deposits and Net Flows

Investment advisory fees increased 31% and 36% for the second quarter and first six months of 2006 compared to the same periods in 2005, due to a higher average level of assets under management resulting from positive net flows and changes in product mix. Improved returns in the equity markets also contributed to the increase in the first six months of 2006 compared to the first six months of 2005. We believe that the increase in the asset base and continued growth in net flows were attributable to several factors, including changes in the management of certain asset category offerings and the recognition in the marketplace of improving investment performance. The level of net flows may vary considerably from period to period and net flows in one quarter may not be indicative of net flows in subsequent quarters.

Investment advisory fees include amounts that are ultimately paid to sub-advisors for managing the sub-advised assets. The amounts paid to sub-advisors are included in the segment’s expenses. In addition, included in the investment advisory fees—external are fees earned from managing funds included within our variable annuity and life insurance products.

Investment advisory fees - insurance-related is made up of fees for asset management services this segment provides for our general account assets supporting our fixed products and surplus, including those of the Individual and Employer Markets businesses. In the second quarter of 2006, we lowered the fees being charged for this service, which is subject to regulatory approval, to 9 basis points on assets managed from 16 basis points. The effect on revenue was generally offset by an increase in general account assets from the Jefferson-Pilot April 2006 merger.

The increase in assets under management from June 30, 2005 to 2006 is primarily the result of positive net flows, market value gains and the increase in general account assets from the Jefferson-Pilot merger. Net flows for the twelve months ended June 30, 2006, were $4.5 billion in retail and $7.8 billion in institutional. Market value gains were $4.7 billion in retail and $2.0 billion in institutional for the same period.

The International ADR managed accounts product currently sub-advised by Mondrian Investment Partners has been closed to new investors. This closure was primarily driven by investment considerations surrounding capacity limitations and the need to protect the interests of our existing customers. Compared to the same 2005 periods, our flow of funds from new managed accounts declined as a result of this product closing for the three and six month periods ended June 30, 2006. This decline was partially offset by flows into other asset classes we have to attract new accounts, such as another International ADR vehicle to sell into this marketplace. The closing of the International ADR managed accounts did not have an adverse material effect on our results of operations.

In May 2006, we closed the Delaware Large Cap Growth Equity (SMA) product to new accounts. The product remains open to contributions from existing accounts. This product has experienced significant growth in the last several quarters. Similar to the International ADR product, this closure was primarily driven by investment considerations surrounding capacity limitations and the need to protect the interests of our existing customers. We do not expect the closing of this product to have an adverse material effect on our results of operations.

Expenses

Operating and administrative expenses increased 1% in the second quarter and 6% for the first six months of 2006 compared to the same periods in 2005, primarily from expenses that vary with revenues and levels of assets under management. Unlike the capitalization of acquisition costs with insurance products, we are not able to capitalize the acquisition costs of new business in the asset management business. The increase in expenses largely reflects the second quarter 2005 additions of a large cap equity growth team and an international equity team, as well as an increase in sub-advisory fees due to an increase in assets under management.

 In July 2006, Jude T. Driscoll, President of Lincoln National Investment Company and Delaware Management Holdings, Inc., announced his resignation, and Patrick P. Coyne, Executive Vice President and Chief Equity Investments Officer was named President.  The leadership of the various equity and fixed income teams remains unchanged.

Lincoln UK
	Three Months			Six Months

Operating Summary for the Periods			Increase			Increase
Ended June 30, (in millions)	2006	2005	(Decrease)	2006	2005	(Decrease)
Operating Revenues:
Insurance premiums	$20	$16	25%	$37	$31	19%
Insurance fees	43	43	0%	79	82	-4%
Net investment income	18	20	-10%	35	40	-13%
Total Operating Revenues	81	79	3%	151	153	-1%

Operating Expenses:
Insurance benefits	27	28	-4%	53	53	0%
Underwriting, acquisition, insurance and other expenses	39	35	11%	66	69	-4%
Total Operating Expenses	66	63	5%	119	122	-2%

Income before taxes	15	16	-6%	32	31	3%
Federal income taxes	5	6	-17%	11	11	0%
Income from Operations	$10	$10	0%	$21	$20	5%

			Increase
June 30, (in billions)	2006	2005	(Decrease)
Unit-Linked Assets	$7.9	$6.9	14%
Individual Life Insurance In-Force	18.3	18.5	-1%
Exchange Rate Ratio-U.S. Dollars to Pounds Sterling:
Average for the Period	1.791	1.880	-5%
End of Period	1.849	1.792	3%

Lincoln UK - Comparison of Three and Six Months Ended June 30, 2006 to 2005

 Revenues

The average exchange rate for the U.S. dollar relative to the British pound sterling declined 1% for the second quarter of 2006 and 5% for the first six months of 2006 compared to the same periods in 2005. Excluding the effect of the exchange rate, insurance premiums and insurance fees increased 23% and 4%, respectively, for the second quarter of 2006 compared to the second quarter of 2005, and 24% and 2%, respectively, for the first six months of 2006 compared to the same period in 2005. The increase in insurance premiums reflects an increase in the annuitization of vesting pension policies. The receipt of these premiums results in a corresponding increase in benefits. Our annualized policy lapse rate, as measured by the number of policies in-force, was 6.8% for the six months ended June 30, 2006, compared to 7.0% for the comparable 2005 period. The growth in insurance fees was due to higher average equity-linked account values resulting from favorable U.K. equity markets, partially offset by lower tax related fees. The average value of the FTSE 100 index was 18% higher in the first six months of 2006 compared to the same period in 2005.

 Expenses

Operating expenses were 5% higher in the second quarter of 2006 and 2% lower in the first six months of 2006 compared to the same periods in 2005, primarily due to the impact of the exchange rate and higher project related expenses in the first quarter and first six months of 2006 compared to the same periods in 2005. Excluding the effect of the exchange rate, operating expenses were 7% and 3% higher in the first quarter and first six months of 2006 than the same periods in 2005.

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

Lincoln Financial Media

The Lincoln Financial Media segment consists of 18 radio and 3 television broadcasting stations located in selected markets in the Southeastern and Western United States and also produces and distributes syndicated collegiate basketball and football sports programming. Operations of this segment were acquired in the April 2006 merger with Jefferson-Pilot.

Three and Six Months
Ended June 30,
Operating Summary (in millions)	2006
Operating Revenue
Communications revenues (net) (1)	$58

Operating Expenses
Operating expenses	38

Income from operations before Federal income taxes	20

Federal income taxes	8
Income from Operations	$12

(1) Communications revenues are net of commissions of $9 million paid to agencies.

Communications revenues and earnings declined compared with periods immediately preceding the merger. Revenues were below expectations due to softness in most of our markets caused by declining spending on advertising by the automotive sector, lower real estate advertising, and political spending late in the quarter.

Operating expenses and income from operations includes amortization expense of $4 million pre-tax for intangibles arising from the application of purchase accounting related to the merger. The primary driver of the amortization in this period is related to an intangible for advertising contracts that is now fully amortized. The remaining intangible assets with a determinant useful life are valued at $32 million at June 30, 2006 and are amortized over a period of 5 to 21 years. See Note 2 to the unaudited Consolidated Financial Statements for additional details.

Profitability for Lincoln Financial Media is seasonal and is principally influenced by such factors as retail events, special and sporting events and political advertising. Generally, results are most favorable in the fourth quarter.

Because our broadcasting businesses rely on advertising revenues, they are sensitive to cyclical changes in both the general economy and in the economic strength of local markets. Furthermore, our stations derived 21% of their advertising revenues from the automotive industry in the second quarter of 2006, a number that has been declining for several quarters. If automotive advertising is further curtailed, it could have an even greater negative impact on broadcasting revenues than has been experienced to date. In the second quarter of 2006, 7% of television revenues came from a network agreement with our CBS-affiliated stations that expires in 2011. The trend in the industry is away from networks compensating affiliates for carrying their programming and there is a possibility those revenues will be eliminated when the contract is renewed. Many different businesses compete for available advertising sales in our markets, including newspapers, magazines, billboards and other radio and television broadcasters. Technological media changes, such as satellite radio and the internet, and consolidation in the broadcast and advertising industries, may increase competition for audiences and advertisers.

Other Operations

Other Operations includes investments related to amount of statutory surplus in our insurance subsidiaries that is not allocated to our business units, other corporate investments, benefit plan net assets, and the unamortized deferred gain on the indemnity reinsurance portion of the sales transaction for our former reinsurance segment, which was sold to Swiss Re Life & Health America Inc. (“Swiss Re”) in 2001. Income from operations for Other Operations includes earnings on the investments, and financial data for operations that are not directly related to the business segments, unallocated corporate items (such as corporate investment income and interest expense on short-term and long-term borrowings, and certain expenses, including restructuring and merger-related expenses) and the amortization of the deferred gain on the indemnity reinsurance portion of the transaction with Swiss Re.

	Three Months			Six Months
	Ended June 30,		Increase	Ended June 30,		Increase
Operating Summary (in millions)	2006	2005	(Decrease)	2006	2005	(Decrease)
Income (Loss) from Operations by Source:
Earnings on investments & other income	$49	$60	-18%	$62	$62	0%
Amortization of deferred gain on indemnity reinsurance	19	19	0%	37	38	-3%
Interest on debt	(64)	(23)	178%	(86)	(44)	95%
Operating expenses	(47)	(49)	-4%	(58)	(56)	4%
Income (loss) from operations before taxes	(43)	7	NM	(45)	-	NM
Federal income tax benefit	(17)	(23)	26%	(19)	(33)	42%
Income (Loss) from Operations	$(26)	$30	NM	$(26)	$33	NM

Other Operations - Comparison of Three and Six Months Ended June 30, 2006 to 2005

Earnings on investments and other income decreased 18% for the three month period ended June 30, 2006, and were unchanged for the first six months of 2006, compared to the same 2005 periods. The decrease for the second quarter reflects $26 million pre-tax of fees from standby real estate equity commitments received in the second quarter of 2005, higher investment income on investment partnerships in the 2005 periods, partially offset by $24 million pre-tax earnings from the Jefferson-Pilot companies for the three month period ended June 30, 2006. We utilize an internal formula to determine the amount of capital that is allocated to our business segments. Investment income on capital in excess of the calculated amounts is reported in Other Operations.

Interest on debt for the second quarter and first six months of 2006 increased 178% and 95%, respectively, compared to the same 2005 periods. Corporate borrowings increased $3.0 billion in the second quarter of 2006, including approximately $2.1 billion used to finance the $1.8 billion cash portion of the Jefferson-Pilot merger consideration and the $500 million stock repurchase. The increase also includes $0.9 billion for the fair value of Jefferson-Pilot corporate debt. Interest expense on short-term borrowings for the second quarter and first six months of 2006 includes $8 million for borrowings under the bridge facility utilized to initially fund the April 2006 Jefferson-Pilot merger.

Operating expenses in the three and six month periods ended June 30, 2006 include expenses of $17 million related to the merger with Jefferson-Pilot for related integration costs, including restructuring charges. In 2005, we had restructuring charges of $23 million and $25 million for the three and six month periods ended June 30, 2005. The restructuring charges in 2005 related to our 2005 restructuring activities in our retail distribution unit and the 2003 restructuring plan related to the realignment of our business units. See Note 11 to the unaudited Consolidated Financial Statements for additional information.

Included in income from operations for the three and six month periods ended June 30, 2005 are reductions in Federal income tax expense of $24 million and $29 million, respectively, related to partial releases of a deferred tax allowance in our Barbados insurance company.

In July 2006 we negotiated a memorandum of understanding with certain of our liability carriers, who have agreed to reimburse us $26 million for certain costs incurred in connection with certain United Kingdom selling practices, The reimbursement will be recorded in net income upon final settlement and receipt of cash, which is expected in the third quarter. We continue to pursue claims with other liability carriers.

CONSOLIDATED INVESTMENTS

The following table presents consolidated invested assets, net investment income and investment yield.

		June 30,	December 31,	June 30,
(in billions)		2006	2005	2005
Total Consolidated Investments (at Fair Value)		$69.7	$43.2	$44.9
Average Invested Assets (at Amortized Cost) (1)		$57.6	43.9	43.8

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in millions)	2006	2005	2006	2005
Net Investment Income	$1,068	$704	$1,747	$1,363
Investment Yield (ratio of net investment income to
average invested assets)	6.03%	6.44%	6.07%	6.24%

Items Included in Net Investment Income:
Limited partnership investment income	$15	$21	$27	$30
Prepayment and makewhole premiums	15	4	26	6
Standby real estate equity commitments	-	26	-	26

(1) Based on the average of invested asset balances at the beginning and ending of each quarter within the period.

The increase in our investment portfolio for the first six months of 2006 is primarily the result of the Jefferson-Pilot merger, which added $27.9 billion of investment assets after purchase accounting adjustments, and by purchases of investments as a result of cash flow generated by our business segments. The increase was partially offset by a decline in the fair value of securities available-for-sale.

Diversification across asset classes is fundamental to our investment policy. Our investment portfolio, excluding cash and invested cash, is composed of fixed maturity securities, mortgage loans on real estate, real estate either wholly owned or in joint ventures and other long-term investments. We purchase investments for our segmented portfolios that have yield, duration and other characteristics that take into account the liabilities of the products being supported. The dominant investments held are fixed maturity securities available-for-sale, which represent approximately 77.5% of the investment portfolio. Trading securities, which are primarily fixed maturity securities, represent approximately 4.5% of the investment portfolio.

We have the ability to maintain our investment holdings throughout credit cycles because of our capital position, the long-term nature of our liabilities and the matching of our portfolios of investment assets with the liabilities of our various products.

The quality of our available-for-sale fixed maturity securities portfolio, as measured at fair value and by the percentage of fixed maturity securities invested in various ratings categories, relative to the entire available-for-sale fixed maturity security portfolio, as of June 30, 2006 was as follows:

		Amortized	Estimated
	Rating Agency	Cost	Fair Value	% of
NAIC Designation	Equivalent Designation	(in millions)		Total
1	AAA / AA / A	$32,314	$32,095	59.4%
2	BBB	18,290	18,095	33.5%
3	BB	2,421	2,406	4.4%
4	B	1,246	1,238	2.3%
5	CCC and lower	157	152	0.3%
6	In or near default	24	38	0.1%
		$54,452	$54,024	100.0%

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

Fixed maturity securities available-for-sale invested in below investment grade securities (NAIC designations 3 thru 6) were $3.8 billion, or 7.1%, and $2.5 billion, or 7.5%, of all fixed maturity securities available-for-sale, as of June 30, 2006 and December 31, 2005, respectively. This represents 5.5% of the total investment portfolio at June 30, 2006 compared to 5.8% at December 31, 2005. On an amortized cost basis, below investment grade securities represented 7.1% of available-for-sale fixed maturity securities at June 30, 2006 compared to 7.6% at December 31, 2005.

Fixed Maturity and Equity Securities Portfolios: Fixed maturity securities and equity securities consist of portfolios classified as available-for-sale and trading. Mortgage-backed and private securities are included in both available-for-sale and trading portfolios.

Available-for-Sale: Securities that are classified as “available-for-sale” make up 95% of our fixed maturity and equity securities portfolio. These securities are carried at fair value on our Consolidated Balance Sheets. Changes in fair value, net of related DAC, amounts required to satisfy policyholder commitments and taxes, are charged or credited directly to shareholders’ equity. Changes in fair value that are other than temporary are recorded as realized losses in the Consolidated Statements of Income.

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

Mortgage Loans on Real Estate and Real Estate:

The following summarizes key information on mortgage loans:

	June 30,	December 31,
(dollars in millions)	2006	2005
Total Portfolio (net of reserves)	$7,741	$3,663
Percentage of total investment portfolio	11.1%	8.5%
Percentage of investment by property type
Commercial office buildings	32.9%	40.9%
Retail stores	25.9%	19.2%
Industrial buildings	21.3%	18.9%
Apartments	11.3%	11.5%
Hotels/motels	6.7%	6.4%
Other	1.9%	3.1%

Impaired mortgage loans	$34	$66
Impaired mortgage loans as a percentage of total mortgage loans	0.4%	1.8%
Restructured loans in good standing	$57	$45
Reserve for mortgage loans	$3	$9

In addition to the dispersion by property type, the mortgage loan portfolio is geographically diversified throughout the United States.

All mortgage loans that are impaired have an established allowance for credit loss. Changing economic conditions impact our valuation of mortgage loans. Changing vacancies and rents are incorporated into the discounted cash flow analysis that we perform for monitored loans and may contribute to the establishment of (or an increase or decrease in) an allowance for credit losses. In addition, we continue to monitor the entire commercial mortgage loan portfolio to identify risk. Areas of current emphasis are the hotel, retail, office and industrial properties that have deteriorating credits or have experienced debt coverage reduction. Where warranted, we have established or increased loss reserves based upon this analysis. Impaired mortgage loans were 0.4% and 1.8% of total mortgage loans at June 30, 2006 and December 31, 2005, respectively. As of June 30, 2006 and December 31, 2005, all commercial mortgage loans were current as to principal and interest payments.

Limited Partnership Investments: As of June 30, 2006 and December 31, 2005, our consolidated investments included limited partnership investments of $456 million and $312 million, respectively. These include investments in approximately 62 different partnerships that allow us to gain exposure to a broadly diversified portfolio of asset classes such as venture capital, hedge funds, and oil and gas. The partnerships do not represent off-balance sheet financing and generally involve several third-party partners. Select partnerships contain “capital calls” which require us to contribute capital upon notification by the general partner. These capital calls are contemplated during the initial investment decision and are planned for well in advance of the call date. The capital calls are not material in size and pose no threat to our liquidity. Limited partnership investments are accounted for using the equity method of accounting and the majority of these investments are included in other investments in the Consolidated Balance Sheets.

Net Investment Income: Net investment income increased 52% and 28% in the second quarter and first six months of 2006, respectively, compared to the same 2005 periods. Excluding commercial mortgage loan prepayment and bond makewhole premiums, the increase in net investment income in the second quarter and first six months of 2006 compared to the same periods in 2005 primarily reflects higher portfolio yields and higher invested assets due to the April 2006 Jefferson-Pilot merger, which added $27.9 billion in invested assets, and the favorable effect of asset growth from net flows.

As of June 30, 2006 and December 31, 2005, the carrying amount of fixed maturity securities, mortgage loans on real estate and real estate that were non-income producing was $54 million and $67 million, respectively.

The following discussion addresses our invested assets excluding trading account securities. As discussed above, investment results attributable to the trading securities are passed directly to the reinsurers under the terms of the reinsurance arrangements. See the discussion in our 2005 Form 10-K under “Consolidated Investments” for additional information regarding our investments.

Realized Gains and Losses on Investments and Derivative Instruments: We had net pre-tax realized losses on investments and derivatives of $7 million and $4 million for the three months ended June 30, 2006 and 2005, respectively, and $14 and $11 million for the first six months ended June 30, 2006 and 2005, respectively. Prior to the amortization of DAC, provision for policyholder commitments and investment expenses, pre-tax net realized gains were $13 million and $12 million for the three months ended June 30, 2006 and 2005, respectively and $22 million and $21 million for the first six months ended June 30, 2006 and 2005, respectively.

Included within net realized losses are write-downs for impairments on fixed maturities and equity securities of $2 million and $3 million for the three and six months ended June 30, 2006, respectively, compared to $2 million and $12 million for the same periods in 2005.

For additional information regarding our process for determining whether declines in fair value of securities available-for-sale are other than temporary, see “Critical Accounting Policies - Write-Downs for Other-Than Temporary Impairments and Allowance for Losses” in our 2005 Form 10-K.

Unrealized Gains and Losses—Available-for-Sale Securities: When considering unrealized gain and loss information, it is important to realize that the information relates to the status of securities at a particular point in time and may not be indicative of the status of our investment portfolios subsequent to the balance sheet date. Further, since the timing of the recognition of realized investment gains and losses through the selection of which securities are sold is largely at management’s discretion, it is important to consider the information provided below within the context of the overall unrealized gain or loss position of our investment portfolios. These are important considerations that should be included in any evaluation of the potential impact of unrealized loss securities on our future earnings.

At June 30, 2006 and December 31, 2005, gross unrealized gains on securities available-for-sale were $769 million and $1,380 million, respectively, and gross unrealized losses on securities available-for-sale were $1,186 million and $313 million, respectively. At June 30, 2006, gross unrealized gains and losses on fixed maturity securities available-for-sale were $755 million and $1,182 million, respectively, and gross unrealized gains and losses on equity securities available-for-sale were $14 million and $4 million, respectively. At December 31, 2005, gross unrealized gains and losses on fixed maturity securities available-for-sale were $1,371 million and $312 million, respectively, and gross unrealized gains and losses on equity securities available-for-sale were $9 million and $1 million, respectively. Changes in unrealized gains and losses can be attributed to changes in interest rates and credit spreads, which have created temporary price fluctuations. Interest rates rose during the first six months of 2006 as indicated by a change in the 10-year treasury yield from 4.36% at December 31, 2005 to 5.15% at June 30, 2006.

For total publicly traded and private securities that we held at June 30, 2006 that were in an unrealized loss position, the fair value, amortized cost, unrealized loss and total time period that the security has been in an unrealized loss position are presented in the table below:

		% Fair	Amortized	% Amortized	Unrealized	% Unrealized
(in millions)	Fair Value	Value	Cost	Cost	Loss	Loss
<= 90 days	$14,467	37.1%	$14,715	36.7%	$(248)	20.9%
> 90 days but <= 180 days	15,737	40.4%	16,151	40.2%	(414)	34.9%
> 180 days but <= 270 days	2,083	5.4%	2,172	5.4%	(89)	7.5%
> 270 days but <= 1 year	4,395	11.3%	4,643	11.6%	(248)	20.9%
> 1 year	2,277	5.8%	2,464	6.1%	(187)	15.8%
Total	$38,959	100.0%	$40,145	100.0%	$(1,186)	100.0%

The composition by industry categories of securities that we held at June 30, 2006 in an unrealized loss position is presented in the table below:

		% Fair	Amortized	% Amortized	Unrealized	% Unrealized
(in millions)	Fair Value	Value	Cost	Cost	Loss	Loss
Collateralized Mortgage Obligations	$4,571	11.7%	$4,694	11.7%	(123)	10.4%
Banking	4,164	10.7%	4,286	10.7%	(122)	10.3%
Electric	3,478	8.9%	3,579	8.9%	(101)	8.5%
Commercial Mortgage Backed Securities	1,804	4.6%	1,868	4.7%	(64)	5.4%
Automotive	366	0.9%	413	1.0%	(47)	4.0%
Asset Backed Securities	1,313	3.4%	1,351	3.4%	(38)	3.2%
Food and Beverage	1,478	3.8%	1,516	3.8%	(38)	3.2%
Media - Noncable	1,066	2.7%	1,104	2.7%	(38)	3.2%
Pipelines	1,224	3.1%	1,260	3.1%	(36)	3.0%
Property & Casualty	871	2.2%	906	2.3%	(35)	2.9%
Paper	663	1.7%	696	1.7%	(33)	2.8%
Wirelines	633	1.6%	659	1.6%	(26)	2.2%
Distributors	909	2.3%	934	2.3%	(25)	2.1%
Real Estate Investment Trusts	1,050	2.7%	1,073	2.7%	(23)	1.9%
Sovereign	546	1.4%	568	1.4%	(22)	1.9%
Metals and Mining	591	1.5%	613	1.5%	(22)	1.9%
Government Sponsored	608	1.6%	629	1.6%	(21)	1.8%
Chemicals	639	1.6%	657	1.6%	(18)	1.5%
Entertainment	476	1.2%	493	1.2%	(17)	1.4%
Technology	503	1.3%	520	1.3%	(17)	1.4%
Retailers	435	1.1%	452	1.1%	(17)	1.4%
Independent	602	1.6%	618	1.5%	(16)	1.3%
Diversified Manufacturing	634	1.6%	649	1.6%	(15)	1.3%
Integrated	496	1.3%	510	1.3%	(14)	1.2%
Oil Field Services	608	1.6%	622	1.5%	(14)	1.2%
Transportation Services	554	1.4%	568	1.4%	(14)	1.2%
Brokerage	556	1.4%	568	1.4%	(12)	1.0%
Home Construction	262	0.7%	273	0.7%	(11)	0.9%
Life Insurance	513	1.3%	524	1.3%	(11)	0.9%
Consumer Products	379	1.0%	390	1.0%	(11)	0.9%
Industrial - Other	526	1.4%	536	1.3%	(10)	0.8%
Building Materials	432	1.1%	442	1.1%	(10)	0.8%
Healthcare	375	1.0%	385	1.0%	(10)	0.8%
Non-Captive Diversified	350	0.9%	360	0.9%	(10)	0.8%
Non Captive Consumer	430	1.1%	440	1.1%	(10)	0.8%
Railroads	387	1.0%	396	1.0%	(9)	0.8%
Conventional 30 Year	339	0.9%	348	0.9%	(9)	0.8%
Financial - Other	198	0.5%	206	0.5%	(8)	0.7%
Pharmaceuticals	284	0.7%	292	0.7%	(8)	0.7%
Owned No Guarantee	169	0.4%	177	0.4%	(8)	0.7%
Wireless	185	0.5%	192	0.5%	(7)	0.6%
Supermarkets	344	0.9%	351	0.9%	(7)	0.6%
Health Insurance	233	0.6%	240	0.6%	(7)	0.6%
Media Cable	211	0.5%	217	0.5%	(6)	0.5%
Municipal	201	0.5%	207	0.5%	(6)	0.5%
Gaming	206	0.5%	212	0.5%	(6)	0.5%
Local Authorities	142	0.4%	148	0.4%	(6)	0.5%
Packaging	186	0.5%	191	0.5%	(5)	0.4%
Construction Machinery	257	0.7%	261	0.7%	(4)	0.3%
Aerospace/Defense	243	0.6%	247	0.6%	(4)	0.3%
Textile	71	0.2%	75	0.2%	(4)	0.3%
Consumer Cyclical Services	116	0.3%	120	0.3%	(4)	0.3%
Non-Agency	77	0.2%	81	0.2%	(4)	0.3%
Refining	158	0.4%	161	0.4%	(3)	0.3%
Lodging	144	0.4%	147	0.4%	(3)	0.3%
Restaurants	112	0.3%	115	0.3%	(3)	0.3%
Supranational	82	0.2%	85	0.2%	(3)	0.3%
Airlines	110	0.3%	113	0.3%	(3)	0.3%
Treasuries	113	0.3%	115	0.3%	(2)	0.2%
Tobacco	73	0.2%	75	0.2%	(2)	0.2%
Utility - Other	70	0.2%	71	0.2%	(1)	0.1%
Government Guarantee	71	0.2%	72	0.2%	(1)	0.1%
Environmental	40	0.1%	41	0.1%	(1)	0.1%
Industries with Unrealized Losses < $1MM	32	0.1%	33	0.1%	(1)	0.1%
Total	$38,959	100.0%	$40,145	100.0%	(1,186)	100.0%

Unrealized losses on available-for-sale securities subject to enhanced analysis were $3 million at June 30, 2006, compared with $5 million at December 31, 2005.

Unrealized Loss on All Below-Investment-Grade Available-for-Sale Fixed Maturity Securities: Gross unrealized losses on all available-for-sale below-investment-grade securities were $124 million at June 30, 2006, representing 10.5% of total gross unrealized losses on all available-for-sale securities. Generally, below-investment-grade fixed maturity securities are more likely than investment-grade securities to develop credit concerns. The remaining $1,062 million or 89.5% of the gross unrealized losses relate to investment grade available-for-sale securities. The ratios of fair value to amortized cost reflected in the table below are not necessarily indicative of the fair value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of these ratios subsequent to June 30, 2006.

For fixed maturity securities that we held at June 30, 2006 that are below-investment-grade and in an unrealized loss position, the fair value, amortized cost, unrealized loss and the ratios of market value to amortized cost are presented in the table below.

	Ratio of Amortized		Amortized	Unrealized
Aging Category (in millions)	Cost to Fair Value	Fair Value	Cost	Loss
<=90 days	70% to 100%	$1,345	$1,379	$(34)
>90 days but <=180 days	70% to 100%	408	421	(13)
>180 days but <=270 days	70% to 100%	62	67	(5)
>270 days but <=1 year	70% to 100%	61	66	(5)
<= 1 year Total		1,876	1,933	(57)
>1 year	70% to 100%	435	485	(50)
	40% to 70%	8	14	(6)
	Below 40%	5	16	(11)
		448	515	(67)
Total Below-Investment-Grade		$2,324	$2,448	$(124)

At June 30, 2006, the range of maturity dates for publicly traded and private securities held that were subject to enhanced analysis and monitoring for potential changes in unrealized loss status varies, with 68.5% of these securities maturing in greater than 10 years and the remaining securities maturing in one year or less. At December 31, 2005, the range of maturity dates for these securities varies, with 36.9% maturing between 5 and 10 years, 47.7% maturing after 10 years and the remaining securities maturing in less than 5 years. At June 30, 2006, 2.2% of these securities were rated as investment grade compared to less than 0.5% at December 31, 2005.

Unrealized Loss on Fixed Maturity Securities Available-for-Sale in Excess of $10 million: At June 30, 2006 fixed maturity securities available-for-sale with gross unrealized losses greater than $10 million are presented in the table below.

		Amortized	Unrealized	Length of time
(in millions)	Fair Value	Cost	Loss	in Loss Position
Investment Grade
Daimler Chrysler AG	$72	$82	$(10)	> 1 year
Total Investment-Grade	$72	$82	$(10)

Non-Investment Grade
Ford Motor Co. & affiliates	$50	$69	$(19)	> 1 year
Satellite telecommunications company	46	57	(11)	> 1 year
Total Non-Investment-Grade	$96	$126	$(30)

At June 30, 2006, including those not in an unrealized loss position, our total available-for-sale holdings in Daimler Chrysler AG had a fair value of $107 million and an amortized cost of $116 million, and our total available-for-sale holdings in Ford Motor and its affiliates and securities it guarantees had a fair value of $73 million and an amortized cost of $92 million. In addition, at June 30, 2006, we held fixed maturity securities available-for-sale of General Motors Corp. and affiliates with fair value of $94 million and amortized cost of $93 million. Our total gross unrealized loss on available-for-sale securities for these three companies was $33 million. Our investments also include a mortgage loan on real estate of $9 million secured by a property that is leased to General Motors.

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

As a result of the Jefferson-Pilot merger, we currently have two reinsurance programs - one for LNL and its insurance subsidiaries, Lincoln Life & Annuity Company of New York and First Penn-Pacific Life Insurance Company (the “LNL program”), and one for the Jefferson-Pilot insurance companies (the “JP program”). Under the LNL program, we reinsure approximately 85% to 90% of the mortality risk on newly issued non-term life insurance contracts and approximately 35% to 40% of total mortality risk including term insurance contracts. Our policy for this program is to retain no more than $5 million on a single insured life issued on fixed and variable universal life insurance contracts. Additionally, the retention per single insured life for term life insurance and for Corporate Owned Life Insurance (COLI) is $1 million and $2 million, respectively.

The insurance subsidiaries participating in the JP program are Jefferson Pilot Financial Insurance Company, Jefferson Pilot LifeAmerica Insurance Company and Jefferson Pilot-Life Insurance Company. For the JP program, our policy is to reinsure risks in excess of retention, which ranges from $0.4 million to $2.1 million, depending on the retention limit set for various individual life and annuity products, on a single insured life. We also attempt to reduce exposure to losses that may result from unfavorable events or circumstances by reinsuring certain levels and types of accident and health insurance risks underwritten.

Beginning in September 2005, we changed the LNL program for our primary term products from coinsurance to renewable term and from 90% to 80% on a first dollar quota share basis. In January 2006, we changed this program from 80% first dollar quota share to an excess of retention program.

These changes have the effect of reducing premiums paid to reinsurers while increasing our exposure to mortality losses, and could result in more volatility in results for our Individual Markets Life Insurance segment. With respect to annuities, we had previously reinsured a portion of our fixed annuity business, but beginning in 2004, we have retained the full risk on newly issued contracts.

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

With the integration of the Lincoln and Jefferson-Pilot companies and their products, an effort is underway to evaluate corporate-wide retention levels for existing and new products concerning any one individual life and in the aggregate. This evaluation, to maximize profitability while minimizing mortality risk, will include the impact of changes in mortality retention balanced with the impact of premiums paid to reinsurers. This evaluation is expected to be completed prior to the end of 2006.

Portions of our deferred annuity business have been reinsured on a modified coinsurance basis with other companies to limit our exposure to interest rate risks. At June 30, 2006, the reserves associated with these reinsurance arrangements totaled $2.1 billion. To cover products other than life insurance, we acquire other insurance coverages with retentions and limits that management believes are appropriate for the circumstances. The accompanying financial statements reflect premiums, benefits and DAC, net of insurance ceded. See “Part I—Item 1—Risk Factors” and “Forward-looking Statements—Cautionary Language” and Note 5 to the Consolidated Financial Statements in our 2005 Form 10-K for further information. Our insurance companies remain liable if their reinsurers are unable to meet contractual obligations under applicable reinsurance agreements.

Our amounts recoverable from reinsurers represent receivables from and reserves ceded to reinsurers. At June 30, 2006 the amounts recoverable from reinsurers was $8.0 billion, compared to $6.9 billion at December 31, 2005. We obtain reinsurance from a diverse group of reinsurers and we monitor concentration, as well as financial strength ratings of our principal reinsurers. Swiss Re represents our largest exposure. In 2001, we sold our reinsurance business to Swiss Re primarily through indemnity reinsurance arrangements. Because we are not relieved of our liability to the ceding companies for this business, the liabilities and obligations associated with the reinsured contracts remain on our Consolidated Balance Sheets with a corresponding reinsurance receivable from the business sold to Swiss Re, which totaled $4.1 billion at June 30, 2006 and December 31, 2005. Swiss Re has funded a trust with a balance of $1.7 billion at June 30, 2006 to support this business. In addition to various remedies that we would have in the event of a default by Swiss Re, we continue to hold assets in support of certain of the transferred reserves. These assets consist of those reported as trading securities and certain mortgage loans. Our liabilities for funds withheld and embedded derivatives included $2.1 billion and $0.1 billion, respectively, at June 30, 2006 related to the business sold to Swiss Re.

During the third quarter one of our reinsurers, Scottish Re Group Ltd (“Scottish Re”), received rating downgrades from various rating agencies. Of the $1.5 billion of fixed annuity business that we reinsure with Scottish Re, approximately 80% is reinsured through the use of modified coinsurance treaties, in which we possess the investments that support the reserves ceded to Scottish Re. For our annuity business ceded on a coinsurance basis, Scottish Re had previously established an irrevocable investment trust for the benefit of LNC that supports the reserves. In addition to fixed annuities, we have approximately $73 million of policy liabilities on the life insurance business we reinsure with Scottish Re. Scottish Re continues to perform under its contractual responsibilities to us. We are still evaluating the impact of these ratings downgrades with respect to our existing exposures to Scottish Re as well as with respect to reinsuring any new business with Scottish Re. Based on current information, we do not believe that Scottish Re’s ratings downgrades will have a material adverse effect on our results of operations, liquidity or financial condition.

REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Liquidity and Capital Resources

Liquidity refers to the ability of an enterprise to generate adequate amounts of cash from its normal operations to meet cash requirements with a prudent margin of safety. Our principal sources of cash flow from operating activities are insurance premiums and fees, investment advisory fees and investment income, while sources of cash flows from investing activities result from maturities and sales of invested assets. We use cash to pay policy claims and benefits, operating expenses, commissions and taxes, to purchase new investments, to pay dividends to our shareholders and to repurchase our stock and debt securities. Our operating activities provided cash of $922 million and $521 million in the first six months of 2006 and 2005, respectively.  When considering our liquidity and cash flow it is important to distinguish between the needs of our insurance subsidiaries and the needs of the holding company, LNC. As a holding company with no operations of its own, LNC derives its cash primarily from its operating subsidiaries.

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

	Three Months Ended		Six Months Ended		Year Ended
	June 30,		June 30,		December 31,
(in millions)	2006	2005	2006	2005	2005
Dividends from Subsidiaries
LNL	$50	$-	$150	$100	$200
Jefferson Pilot Life Insurance Company	2	-	2	-	-
Jefferson Pilot Financial Insurance Company	73	-	73	-	-
Non-regulated companies (1)	235	-	235	-	-
Lincoln Financial Media	13	-	13	-	-
Delaware Investments	12	10	24	21	42
Lincoln UK	20	-	40	-	44
Other	-	-	-	-	1
Subsidiary Loan Repayments & Interest
LNL Interest on Surplus Notes (2)	20	20	39	39	78
	$425	$30	$576	$160	$365
Other Cash Flow and Liquidity Items
Return of seed capital	$4	$15	$4	$15	$19
Net capital received from stock option exercises	23	5	63	31	83
	$27	$20	$67	$46	$102

(1)	Represents dividend of proceeds from sale of equity securities used to repay borrowings under the bridge facility.
(2)	Represents interest on the holding company’s $1.25 billion in surplus note investments in LNL.

 Subsidiaries

Our insurance subsidiaries are subject to certain insurance department regulatory restrictions as to the transfer of funds and payment of dividends to the holding company. Generally, these restrictions pose no short-term liquidity concerns for the holding company. For example, under Indiana laws and regulations, our Indiana insurance subsidiaries, including one of our major insurance subsidiaries, The Lincoln National Life Insurance Company (“LNL”), may pay dividends to LNC only from unassigned surplus, without prior approval of the Indiana Insurance Commissioner (the “Commissioner”), or must receive prior approval of the Commissioner to pay a dividend if such dividend, along with all other dividends paid within the preceding twelve consecutive months, would exceed the statutory limitation. The current statutory limitation is the greater of (i) 10% of the insurer’s policyholders’ surplus, as shown on its last annual statement on file with the Commissioner or (ii) the insurer’s statutory net gain from operations for the previous twelve months, but in no event to exceed statutory unassigned surplus. Indiana law gives the Commissioner broad discretion to disapprove requests for dividends in excess of these limits. Our other major insurance subsidiaries, Jefferson-Pilot Life Insurance Company, Jefferson Pilot Financial Insurance Company, and Jefferson Pilot LifeAmerica Insurance Company are domiciled in North Carolina, Nebraska and New Jersey, respectively, and are subject to similar, but not identical, restrictions.

Our domestic insurance subsidiaries paid dividends of $125 million and $225 million for the second quarter and first six months of 2006 compared to zero and $100 million for the second quarter and first six months of 2005, respectively.  Based upon anticipated ongoing positive statutory earnings and favorable credit markets, we expect our domestic insurance subsidiaries could pay dividends of approximately $850 million in 2006 without prior approval from the respective insurance commissioners. The actual amount of surplus that our insurance subsidiaries could pay as dividends is constrained by the amount of surplus we hold to maintain our ratings, to provide an additional layer of margin for risk protection, and for future investment in our businesses. As a part of the merger with Jefferson-Pilot, we are using our economic capital model to deploy our capital based upon the unique and specific nature of the risks inherent in our businesses; and accordingly, during the second quarter of 2006, we changed the level of capital allocated to our businesses based upon this model. Our non-regulated subsidiaries could pay dividends of approximately $200 million at June 30, 2006.

Lincoln UK’s operations consist primarily of unit-linked life and pension products, which are similar to U.S. produced variable life and annuity products. Lincoln UK’s insurance subsidiaries are regulated by the U.K. Financial Services Authority (“FSA”) and are subject to capital requirements as defined by the U.K. Capital Resources Requirement (formerly the Required Minimum Solvency Margin). All insurance companies operating in the U.K. also have to complete a risk-based capital (“RBC”) assessment to demonstrate to the FSA that they hold sufficient capital to cover their risks. RBC requirements in the U.K. are different than the NAIC requirements. In addition, the FSA has imposed certain minimum capital requirements for the combined U.K. subsidiaries. Lincoln UK maintains approximately 1.5 to 2 times the required capital as prescribed by the regulatory margin. As is the case with regulated insurance companies in the U.S., changes to regulatory capital requirements can impact the dividend capacity of the UK insurance subsidiaries and cash flow to the holding company.

Through the April 2006 merger with Jefferson-Pilot, we acquired certain non insurance companies that held equity and fixed income securities with a fair value at June 30, 2006 of $409 million, which are available to meet the liquidity needs of the holding company.

Financing Activities

Although our subsidiaries generate adequate cash flow to meet the needs of our normal operations, periodically we may issue debt or equity securities to fund internal growth, acquisitions, and the retirement of our debt and equity securities. As discussed in more detail below, we issued approximately $2.1 billion of debt securities to finance the cash portion of our April 2006 merger with Jefferson-Pilot and second quarter 2006 stock repurchase activity.

Our Board of Directors has authorized us to issue up to $4 billion of securities, including debt securities, preferred stock, common stock, warrants, stock purchase contracts and stock purchase units of LNC and trust preferred securities of four subsidiary trusts. In March 2006, we filed a new shelf registration with the SEC. In April 2006, we issued $1.3 billion of securities, and in May 2006 we issued $0.8 billion of securities, which leaves us with $1.9 billion of remaining authorization.

During the three months ended June 30, 2006 we issued the following debt securities:

o
$500 million Floating Rate Senior Notes due 2009 (the “Floating Rate Notes”), from which we received net proceeds of approximately $499 million. The Floating Rate Notes bear interest at a rate of three-month LIBOR plus 11 basis points, with quarterly interest payments in April, July, October and January.

o
$500 million of 6.15% Senior Notes due April 7, 2036 (the “Fixed Rate Notes”), from which we received net proceeds of approximately $492 million. We will pay interest on the Fixed Rate Notes semi-annually in April and October. We may redeem the Fixed Rate Notes at any time subject to a make-whole provision.

o
$275 million of 6.75% junior subordinated debentures due 2066 (the “Retail Capital Securities”), from which we received net proceeds of approximately $266 million. We will pay interest on the Retail Capital Securities quarterly in January, April, July and October. We may redeem the capital securities in whole or in part on or after April 20, 2011 (and prior to such date under certain circumstances).

o
$800 million of 7.0% Capital Securities due 2066 (the “Capital Securities”), from which we received net proceeds of approximately $789 million. We will pay interest on the Capital Securities semi-annually in May and November through May 2016. Beginning in May 2016 interest will be paid quarterly in February, May, August and November at an annual rate of 3-month LIBOR plus 2.3575%. We may redeem the capital securities in whole or in part on or after May 17, 2016 (and prior to such date under certain circumstances).

At June 30, 2006, we maintain the following debt securities that were previously issued by Jefferson-Pilot and are included within our consolidated balance sheet:

•
Junior subordinated debentures issued by Jefferson-Pilot in 1997 consist of $211 million at an interest rate of 8.14% and $107 million at an interest rate of 8.285%. Interest is paid semi-annually. These debentures mature in 2046, but are redeemable prior to maturity at our option beginning January 15, 2007, with two-thirds subject to a call premium of 4.07% and the remainder subject to a call premium of 4.14%, each grading to zero as of January 15, 2017. Premiums arose from recording these securities at their respective fair values, which were based on discounted cash flows using our incremental borrowing rate at the date of the merger. The premiums are being amortized to the respective call dates using an approximate effective yield methodology. The unamortized premiums included in the amounts above totaled $9 million. As we expect to call these securities within the next twelve months, they have been reported in short-term debt on our consolidated balance sheet.

•
Ten-year term notes of $284 million at 4.75% and $300 million of floating rate EXtendible Liquidity Securities® (“EXL”s) that currently have a maturity of August 2007, subject to periodic extension through 2011. Each quarter, the holders must make an election to extend the maturity of the EXLs for 13 months, otherwise they become due and payable on the next maturity date to which they had previously been extended. The EXLs bear interest at LIBOR plus a spread, which increases annually to a maximum of 10 basis points. The amount reported on our consolidated balance sheet is net of a $16 million discount that arose from recording the ten-year term notes at their respective fair values based on discounted cash flows using our incremental borrowing rate at the date of merger. The discount is being accreted over the remaining life using an approximate effective yield methodology.

At June 30, 2006, we maintained four credit facilities with a group of domestic and foreign banks:

•	a $1.5 billion five-year credit facility entered into in March 2006 and maturing in March 2011, allowing for borrowing or issuances of letters of credit (“LOC”),

•	a $1.0 billion five-year credit facility entered into in February 2006 and maturing in February 2011, allowing for borrowing or issuances of LOCs,

•	the bridge facility, which is a $2.3 billion credit facility entered into in December 2005 and maturing in December 2006. The bridge facility closed on May 17, 2006, and

•	a U.K. facility for use by our U.K. subsidiary, which was renewed in January 2006 for 10 million pounds sterling ($18 million at June 30, 2006), maturing in November 2006.

At June 30, 2006, we did not have any loans outstanding under any of the bank lines. On April 3, 2006 we used a $1.8 billion loan from the bridge facility to close our merger with Jefferson-Pilot. On April 8, 2006, we used a $0.5 billion loan from the bridge facility for the accelerated stock buyback program. Borrowings under the bridge facility were to be used only in connection with our merger with Jefferson-Pilot and share repurchase described below. All borrowings under the bridge facility were repaid as of June 30, 2006.

At June 30, 2006, there were approximately $848 million in outstanding LOCs under the various credit agreements. These LOCs support intercompany reinsurance transactions and specific treaties associated with our former Reinsurance segment. LOCs are primarily used to satisfy the U.S. regulatory requirements of domestic clients of the former Reinsurance segment who have contracted with the reinsurance subsidiaries not domiciled in the United States and for the reserve credit provided by our affiliated offshore reinsurance company to our domestic insurance companies for ceded business.

Under the credit agreements, we must maintain a minimum consolidated net worth level. In addition, the agreements contain covenants restricting our ability to incur liens, merge or consolidate with another entity where we are not the surviving entity and dispose of all or substantially all of our assets. At June 30, 2006, we were in compliance with all such covenants. All of our credit agreements are unsecured.

If current debt ratings and claims paying ratings were downgraded in the future, certain covenants of various contractual obligations may be triggered which could negatively impact overall liquidity. In addition, contractual selling agreements with intermediaries could be negatively impacted which could have an adverse impact on overall sales of annuities, life insurance and investment products. At June 30, 2006, we maintained adequate current financial strength and senior debt ratings and do not anticipate any ratings-based impact to future liquidity.

As discussed above, our insurance subsidiaries are employing strategies to lessen the burden of increased AXXX and XXX statutory reserves associated with certain LPR products and other products with secondary guarantees subject to these statutory reserving requirements. Currently, a portion of LPR business is reinsured with a wholly owned non-U.S. domiciled subsidiary of LNC. Included in the amounts outstanding at June 30, 2006 discussed above was approximately $545 million of outstanding LOCs supporting the reinsurance obligations of our non-U.S. domiciled subsidiary to LNL on this LPR business. Recognizing that LOCs are generally one to five years in duration, it is likely LNL will apply a mix of LOCs, reinsurance and capital market strategies in addressing long-term AXXX and XXX needs. The changes in statutory reserving requirements for LPR products sold after July 1, 2005 resulted in an increase of approximately $90 million in our outstanding LOCs at June 30, 2006. LOCs and related capital market alternatives lower the RBC impact of the LPR product. An inability to obtain the necessary LOC capacity or other capital market alternatives could impact our returns on the LPR product.

During 2005, we established a wholly-owned domestic reinsurance subsidiary to reinsure a portion of the XXX statutory reserves associated with our term products in anticipation of employing a capital markets solution to mitigate the impact of our term products to statutory capital and surplus in 2007. No reserves were ceded to this new subsidiary as of June 30, 2006.

Alternative Sources of Liquidity

In order to maximize the use of available cash, the holding company maintains an intercompany cash management account where subsidiaries can borrow from the holding company to meet their short-term needs and can invest their short-term funds with the holding company. Depending on the overall cash availability or need, the holding company invests excess cash in short-term investments or borrows funds in the financial markets. Our insurance subsidiaries, by virtue of their general account fixed income investment holdings, can access liquidity through securities lending programs and repurchase agreements. At June 30, 2006, our insurance subsidiaries had $1 billion carrying value of securities out on loan under the securities lending program, and $0.5 billion carrying value subject to repurchase agreements.

One of the life insurance subsidiaries we acquired with the Jefferson-Pilot merger had previously established a program for an unaffiliated trust to sell up to $1 billion of medium-term notes under Rule 144A of the Securities Act of 1933. Proceeds from the sale of the medium-term notes were used to purchase funding agreements issued by the life insurance subsidiary. At June 30, 2006, we had $300 million of funding agreements outstanding under this program. The funding agreements were issued at a variable rate and provide for quarterly interest payments, indexed to the 3-month LIBOR plus 7 basis points, with principal due at maturity on June 2, 2008. Concurrent with this issuance, the subsidiary executed an interest rate swap for a notional amount equal to the proceeds of the funding agreements. The swap qualifies for cash flow hedge accounting treatment and converts the variable rate of the funding agreements to a fixed rate of 4.28%.

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

	Three Months Ended		Six Months Ended		Year Ended
	June 30,		June 30,		December 31,
(in millions)	2006	2005	2006	2005	2005
Dividends to shareholders	$147	$64	$215	$127	$257
Repurchase of common stock	503	69	503	104	104
Total Cash Returned to Shareholders	$650	$133	$718	$231	$361

Number of shares repurchased (in thousands)	8,060	1,576	8,060	2,331	2,331
Average price per share (1)	$56.98	$43.78	$56.98	$44.44	$44.44
(1) Adjusted to include approximately 800,000 shares delivered in July to complete the accelerated stock buyback program described below.

On April 3, 2006, we entered into an agreement to purchase a variable number of shares of our common stock from a third party broker-dealer, using an accelerated stock buyback program for an aggregate purchase price of $500 million. On April 10, 2006, we funded the agreement by borrowing $500 million under the bridge facility and received approximately 8 million shares of our common stock. We also made a payment of approximately $2.5 million to provide for dividends on shares that may not have been acquired by the third party broker-dealer prior to the close of the program. The program was completed in July of 2006, with a total of 8.8 million shares repurchased under the program, all of which were retired. Our Board of Directors had previously authorized total share repurchases of $1.8 billion. After the purchases under this program, the remaining amount of authorized share repurchases will be $1.3 billion.

During the remainder of 2006, we intend to repurchase shares of our common stock for a total of $350 to $500 million. As part of this repurchase activity we expect to execute another accelerated stock buyback program of approximately $350 million as soon as practicable. We would expect to fund this through a combination of internally generated funds, commercial paper borrowings and asset sales. The remaining repurchase activity for 2006 is subject to market and other conditions.

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

	Three Months Ended		Six Months Ended		Year Ended
	June 30,		June 30,		December 31,
(in millions)	2006	2005	2006	2005	2005
Debt service (interest paid)	$40	$27	$62	$46	$90
Capital contribution to Delaware Investments	-	4	-	14	14
Common dividends	107	64	174	128	255
Common stock repurchase	505	75	505	104	104
Total	$652	$170	$741	$292	$463

Contingencies and Off-Balance Sheet Arrangements

We have guarantees with off-balance sheet risks having contractual values of $3 million and $4 million at June 30, 2006 and December 31, 2005, respectively. Certain of our subsidiaries have sold commercial mortgage loans through grantor trusts, which issued pass-through certificates. These subsidiaries have agreed to repurchase any mortgage loans which remain delinquent for 90 days at a repurchase price substantially equal to the outstanding principal balance plus accrued interest thereon to the date of repurchase. In case of default by the borrowers, we have recourse to the underlying real estate. It is management’s opinion that the value of the properties underlying these commitments is sufficient that in the event of default, the impact would not be material to us. These guarantees expire in 2009.

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

We have purchase obligations consisting of Lincoln Financial Media commitments for future sports programming rights and other contracts and purchases of syndicated television programming. We have estimated the amount of the future obligations that will be required under the present terms of these arrangements to be $279 million as of June 30, 2006, payable through the year 2011. We have commitments to sell a portion of the sports programming rights to other entities and advertising contracts with customers for the airing of commercials totaling $199 million over the same period. These commitments are not reflected as an asset or liability in our balance sheets because the programs are not currently available for use. We expect advertising revenues that are sold on an annual basis to fund the purchase commitments. In 2005, Lincoln Financial Media executed an agreement that gives Lincoln Financial Sports and its broadcasting partner 50/50 television syndication rights to Atlantic Coast Conference football and basketball games through the 2010 seasons. Through June 30, 2006, Lincoln Financial Media held the football rights individually.

 Shareholders’ Equity

Total shareholders’ equity increased $5.0 billion during the six months ended June 30, 2006, primarily due to $5.6 billion of common stock issued to acquire the outstanding shares of Jefferson-Pilot in April 2006 and, to a lesser extent, net income, partially offset by unrealized losses of securities available-for-sale included in accumulated other comprehensive income resulting from higher interest rates.

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

Recent Accounting Pronouncements

For a discussion of accounting pronouncements that have been implemented during the periods presented or that have been issued and are to be implemented in the future, see Note 3 to the Consolidated Financial Statements.

Restructuring Activities

See Note 12 to the Consolidated Financial Statements for the detail of our restructuring activities

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We provided a discussion of our market risk in Item 7A of our 2005 Form 10-K. During the first six months of 2006, there was no substantive change in our market risk except for the items noted below:

Interest Rate Risk—Falling Rates. As discussed in the Quantitative and Qualitative Disclosures About Market Risk section of our 2005 Form 10-K, spreads on our fixed annuity and interest-sensitive whole life, universal life and fixed portion of variable universal life insurance policies, are at risk if interest rates decline and remain low for a period of time. The following table provides detail on the difference between interest crediting rates and minimum guaranteed rates as of June 30, 2006. For example, at June 30, 2006, there are $5.1 billion of combined Individual Markets - Annuities and Individual Markets - Life Insurance account values where the excess of the crediting rate over contract minimums is between 0.21% and 0.30%. The analysis presented below ignores any non-guaranteed elements within the life insurance products such as cost of insurance or expense loads, which for many products may be redetermined in the event that interest margins deteriorate below the level that would cause the credited rate to equal the minimum guaranteed rate.

					Percent
Excess of Crediting Rates	Account Values				of Total
over Contract Minimums	Emp Mkts	Ind Mkts	Ind Mkts		Account
As of June 30, 2006	Annuities	Annuities	Life	Total	Values
	(in millions)
CD and On-Benefit type annuities	$865	$10,575	$-	$11,440	22.06%
Discretionary rate setting products*
No difference	3,165	6,107	10,720	19,992	38.54%
up to .1%	5,358	1,435	1,073	7,866	15.17%
0.11% to .20%	2	112	22	136	0.26%
0.21% to .30%	0	209	4,895	5,104	9.84%
0.31% to .40%	1	109	2,278	2,388	4.60%
0.41% to .50%	190	61	610	861	1.66%
0.51% to .60%	1,044	64	30	1,138	2.19%
0.61% to .70%	6	510	111	627	1.21%
0.71% to .80%	0	3	793	796	1.53%
0.81% to .90%	0	2	34	36	0.07%
0.91% to 1.0%	118	9	19	146	0.28%
1.01% to 1.50%	11	74	428	513	0.99%
1.51% to 2.00%	30	347	0	377	0.73%
2.01% to 2.50%	0	275	0	275	0.53%
2.51% to 3.00%	2	3	0	5	0.01%
3.01% and above	166	3	0	169	0.33%
Total Discretionary rate setting products	10,093	9,323	21,013	40,429	77.94%
Grand Total-Account Values	$10,958	$19,898	$21,013	$51,869	100.00%

* For purposes of this table, contracts currently within new money rate bands are grouped according to the corresponding portfolio rate band in which they will fall upon their first anniversary.

We expect to manage interest spreads through the interest rate credit management process for the Employer Markets - Annuities, Individual Markets - Annuities and Individual Markets - Life Insurance segments during the remainder of 2006. Refer to Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations by Segment for the effects of such expected changes in interest rate environments.

Derivatives. As indicated in Note 8 of our 2005 Form 10-K, we have entered into derivative transactions to reduce our exposure to rapid rises in interest rates, the risk of changes in liabilities indexed to equity markets, credit risk, foreign exchange risk and to increase our exposure to certain investments in exchange for a premium. In addition, we are subject to risks associated with changes in the value of our derivatives; however, such changes in value are generally offset by changes in the value of the items being hedged by such contracts. Modifications to our derivative strategy are initiated periodically upon review of our overall risk assessment. During the first six months of 2006, the more significant changes in our derivative positions are as follows:

1.
Entered into $0.6 billion notional of interest rate cap agreements that are used to hedge our annuity business against the negative impact of a significant and sustained rise in interest rates. A total of $0.1 billion interest rate caps expired, resulting in no gain or loss. A total of $6.0 billion notional is outstanding.

2.
Entered into $92 million notional of interest rate swap agreements hedging floating rate bond coupon payments. A total of $20 million notional matured or was terminated, resulting in a remaining notional of $1.1 billion. A loss of $0.1 million was recognized on the termination. These interest rate swap agreements convert floating rate bond coupon payments into a fixed rate of return. The total remaining notional includes an additional $581 million notional related to the acquisition of Jefferson-Pilot.

3.
Entered into $1.1 billion notional of forward-starting interest rate swap agreements. These swaps partially hedged the future cash flows of a forecasted debt issuance by us to finance the merger with Jefferson-Pilot. The entire $1.1 billion notional was terminated after the acquisition was finalized resulting in a $41 million gain recorded in Other Comprehensive Income. The gain will be recognized into income over the life of the debt.

4.
Terminated $200 million notional of treasury lock agreements. These treasury lock agreements partially hedged the future cash flows of a forecasted debt issuance by us to finance the acquisition of Jefferson-Pilot. The termination resulted in an $11 million gain recorded in Other Comprehensive Income. The gain will be recognized into income over the life of the debt.

5.
Terminated 0.4 million call options on LNC stock, resulting in a remaining total of 1 million call options on an equal number of shares of LNC stock. These call options are hedging the increase in liabilities arising from stock appreciation rights granted on LNC stock.

6.
We had financial futures net purchase/termination activity in the amount of $0.1 billion notional resulting in a remaining notional of $1.9 billion. These futures are hedging a portion of the liability exposure on certain options in variable annuity products. No gain or loss was recognized as a result of the expirations or terminations.

7.
Entered into $10 million notional of credit default swap agreements. A total of $10 million notional matured, resulting in a remaining notional of $20 million. We offer credit protection to investors through selling credit default swaps. These swap agreements allow the credit exposure of a particular obligor to be passed onto us in exchange for a quarterly premium.

8.
Entered into $275 million notional of put option agreements. A total of $150 million notional was terminated, resulting a remaining notional of $1.5 billion notional. These put options are hedging a portion of the liability exposure on certain options in variable annuity products. We will receive a payment from the counterparty if the strike rate in the agreement is higher than the specified index rate at maturity.

9.
Entered into foreign exchange forward contracts in the amount of $40 million notional that are hedging dividends received from our Lincoln UK subsidiary. The full amount expired resulting in no remaining notional. No gain or loss was recognized in net income as a result of the expirations.

10.
Entered into $30 million notional of foreign currency swaps, resulting in a remaining notional of $88 million. These foreign currency swap agreements are part of a hedging strategy. We own various foreign issue securities. Interest payments from these securities are received in a foreign currency and then swapped into U.S. dollars.

11.
Entered into $494 million notional of S&P 500 call options. A total of $326 million notional expired, resulting in a remaining notional of $2.1 billion. These call options are hedging the impact of the equity-index interest credited to our indexed annuity products. The total remaining notional includes an additional $1.9 billion notional related to the acquisition of Jefferson-Pilot.

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

Item 4. Controls and Procedures

(a) Conclusions Regarding Disclosure Controls and Procedures

We maintain disclosure controls and procedures, which are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us and our consolidated subsidiaries required to be disclosed in our periodic reports under the Exchange Act.

(b) Changes in Internal Control Over Financial Reporting

As a result of the April 2006 merger with Jefferson-Pilot Corporation, the Company made a number of significant changes in its internal controls over financial reporting beginning in the second quarter of 2006.  The changes involved combining and centralizing the financial reporting process and the attendant personnel, and system changes.  Except as described above, there was no change in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

A control system, no matter how well designed and operated, can provide only reasonable assurance that the control system’s objectives will be met. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. Projections of any evaluation of controls' effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table summarizes purchases of equity securities by the issuer during the quarter ended June 30, 2006:

			(c) Total Number of Shares
	(a) Total Number		(or Units) Purchased as	(d) Approximate Dollar Value
	of Shares (or	(b) Average	Part of Publicly	of Shares that May Yet Be
	Units)	Price Paid per	Announced Plans or	Purchased Under the Plans or
Period	Purchased (1)(5)	Share (or Unit) (2)	Programs (3)	Programs (in millions) (4)
4/1/06 - 4/30/06	8,081,826	$56.86	8,060,131	$1,322
5/1/06 - 5/31/06	28,732	58.73	-	1,322
6/1/06 - 6/30/06	1,264	56.86	-	1,322

(1)
Of the total number of shares purchased, 49,033 shares were received in connection with the exercise of stock options and related taxes and 2,658 shares were withheld for taxes on the vesting of restricted stock.

(2)
Price paid per share of $56.85 for 8 million shares purchased under our publicly announced accelerated stock repurchase is based on the final delivery of shares totaling 8.84 million on July 18, 2006. See Note 13 to the Consolidated Financial Statements for additional information.

(3)
In January 2006, our Board of Directors approved a $1.6 billion increase in the share repurchase authorization. There is no termination date in connection with this authorization. The amount and timing of share repurchase depends on key capital ratios, rating agency expectations, the generation of free cash flow and an evaluation of the costs and benefits associated with alternative uses of capital.

(4)	As of the last day of the applicable month.
(5)	A domestic Rabbi trust holds shares for the directors' fee deferrals for the former Jefferson-Pilot director. The fund was frozen but buys shares for dividends earned on shares held in the trust. In addition, during the second quarter of 2006, the Rabbi trust purchased shares with the cash portion of the merger consideration. Trust purchases during the second quarter of 2006 totaled 14,404 shares with an average price of $55.79, all purchased during July. These are not included in the table above because such shares held by the trust are still outstanding.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	Our 2006 annual meeting of shareholders was held on June 9, 2006.
(b)
Proxies were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934 and there was no solicitation in opposition to the management nominees. All five nominees named in our proxy statement were elected to serve as directors for a three-year term expiring at the 2009 Annual Meeting.

(c)	The matters voted upon at the meeting and the votes cast with respect to such matters are as follows:

Election of Directors
Nominee	Votes Cast For	Votes Withheld
Jon A. Boscia	221,467,203	5,830,963
George W. Henderson, III	224,063,573	3,234,593
Eric G. Johnson	224,283,860	3,014,306
M. Leanne Lachman	221,109,626	6,188,540
Isaiah Tidwell	224,112,912	3,185,254

Proposal: To ratify the appointment of Ernst & Young LLP, as our independent registered public accounting firm for 2006.

			Broker
For	Against	Abstain	Non-Votes
222,056,260	3,756,371	1,489,535	-

Item 6. Exhibits

The Exhibits are listed in the Exhibit Index beginning on page E-1, which is incorporated by reference.

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
Douglas N. Miller Vice President and Chief Accounting Officer

Date: August 9, 2006

LINCOLN NATIONAL CORPORATION
Exhibit Index for the Report on Form 10-Q
For the Quarter Ended June 30, 2006

3.1	Amended and Restated Bylaws of LNC is incorporated by reference to Exhibit 3.1 of LNC’s Form 8-K (File No. 1-6028) filed with the SEC on June 12, 2006.
4.1	Form of Floating Rate Senior Note due April 6, 2009 is incorporated by reference to Exhibit 4.1 of LNC’s Form 8-K (File No. 1-6028) filed with the SEC on April 7, 2006.
4.2	Form of 6.15% Senior Note due April 6, 2036 is incorporated by reference to Exhibit 4.2 of LNC’s Form 8-K (File No. 1-6028) filed with the SEC on April 7, 2006.
4.3
Second Supplemental Junior Subordinated Indenture between LNC and J.P. Morgan Trust Company, National Association, as trustee, dated April 20, 2006 is incorporated by reference to Exhibit 4.1 of LNC’s Form 8-K (File No. 1-6028) filed with the SEC on April 20, 2006.

4.4	Form of 6.75% Capital Securities due 2066 of Lincoln Financial Corporation is incorporated by reference to Exhibit 4.2 of LNC’s Form 8-K (File No. 1-6028) filed with the SEC on April 20, 2006.
4.5
Third Supplemental Junior Subordinated Indenture between LNC and J.P. Morgan Trust Company, National Association, as trustee, dated May 17, 2006 is incorporated by reference to Exhibit 4.1 of LNC’s Form 8-K (File No. 1-6028) filed with the SEC on May 17, 2006.

4.6	Form of 7% Capital Securities due 2066 of Lincoln National Corporation is incorporated by reference to Exhibit 4.2 of LNC’s Form 8-K (File No. 1-6028) filed with the SEC on May 17, 2006.
4.7	Indenture, dated as of November 21, 1995, between Jefferson-Pilot Corporation and Wachovia Bank, National Association (formerly known as First Union National Bank of North Carolina).
4.8	Third Supplemental Indenture, dated as of January 27, 2004, to Indenture dated as of November 21, 1995.
4.9	Fourth Supplemental Indenture, dated as of January 27, 2004, to Indenture dated as of November 21, 1995.
4.10
Fifth Supplemental Indenture, dated as of April 3, 2006 among Lincoln JP Holdings, L.P. and Wachovia Bank, National Association, as trustee, to Indenture, dated as of November 21, 1995, incorporated by reference to Exhibit 10.1 of LNC’s Form 8-K (File No. 1-6028) filed with the SEC on April 3, 2006.

10.1	Letter Agreement between Theresa M. Stone and the Lincoln National Corporation is incorporated by reference to Exhibit 10.1 of LNC’s Form 8-K (File No. 1-6028) filed with the SEC on June 5, 2006.
10.2
Overview of 2006 long-term incentives for senior management committee members under the Amended and Restated Incentive Compensation Plan is incorporated by reference to Exhibit 10.1 of LNC’s Form 8-K (File No. 1-6028) filed with the SEC on April 18, 2006.

10.3	2006 Annual Incentive Award Measures and 2006-2008 Long-Term Incentive Award Measures under the LNC Amended and Restated Annual Incentive Compensation Plan and certain compensation information.
10.4
Form of Long-Term incentive award agreement for senior management committee members (2006-2008 cycle) is incorporated by reference to Exhibit 10.2 of LNC’s Form 8-K (File No. 1-6028) filed with the SEC on April 18, 2006.

10.5	Form of Stock Option Agreement is incorporated by reference to Exhibit 10.3 of LNC’s Form 8-K (File No. 1-6028) filed with the SEC on April 18, 2006.
10.6	Employment Agreement of Dennis R. Glass, dated December 6, 2003, is incorporated by reference to Exhibit 10.1 of LNC’s Form 8-K (File No. 1-6028) filed with the SEC on April 7, 2006.
10.7	Amendment No. 1 to Employment Agreement of Dennis R. Glass, dated March 23, 2005, is incorporated by reference to Exhibit 10.2 of LNC’s Form 8-K (File No. 1-6028) filed with the SEC on April 7, 2006.
10.8
Jefferson Pilot Corporation Long Term Stock Incentive Plan, as amended in February 2005, is incorporated by reference to Exhibit 10.3 of LNC’s Form 8-K (File No. 1-6028) filed with the SEC on April 7, 2006.

10.9
Jefferson Pilot Corporation Non-Employee Directors’ Stock Option Plan, as amended in February 2005, is incorporated by reference to Exhibit 10.4 of LNC’s Form 8-K (File No. 1-6028) filed with the SEC on April 7, 2006.

10.10
Jefferson Pilot Corporation Non-Employee Directors’ Stock Option Plan, as last amended in 1999, is incorporated by reference to Exhibit 10.5 of LNC’s Form 8-K (File No. 1-6028) filed with the SEC on April 7, 2006.

10.11	Jefferson Pilot Corporation Supplemental Benefit Plan, as amended, is incorporated by reference to Exhibit 10.6 of LNC’s Form 8-K (File No. 1-6028) filed with the SEC on April 7, 2006.
10.12
Jefferson Pilot Corporation Executive Special Supplemental Benefit Plan, which now operates under the Supplemental Benefit Plan, is incorporated by reference to Exhibit 10.7 of LNC’s Form 8-K (File No. 1-6028) filed with the SEC on April 7, 2006.

10.13	Jefferson Pilot Corporation Executive Change in Control Severance Plan, is incorporated by reference to Exhibit 10.8 of LNC’s Form 8-K (File No. 1-6028) filed with the SEC on April 7, 2006.
10.14
1999 Amendment to the Jefferson Pilot Corporation Executive Change in Control Severance Plan, is incorporated by reference to Exhibit 10.9 of LNC’s Form 8-K (File No. 1-6028) filed with the SEC on April 7, 2006.

10.15
2005 Amendment to the Jefferson Pilot Corporation Executive Change in Control Severance Plan, is incorporated by reference to Exhibit 10.10 of LNC’s Form 8-K (File No. 1-6028) filed with the SEC on April 7, 2006.

10.16	Jefferson Pilot Corporation Separation Pay Plan, adopted February 12, 2006, is incorporated by reference to Exhibit 10.11 of LNC’s Form 8-K (File No. 1-6028) filed with the SEC on April 7, 2006.
10.17
Jefferson Pilot Corporation Forms of stock option terms for non-employee directors are incorporated by reference to Exhibit 10.12 of LNC’s Form 8-K (File No. 1-6028) filed with the SEC on April 7, 2006.

10.18	Jefferson Pilot Corporation Forms of stock option terms for officers are incorporated by reference to Exhibit 10.13 of LNC’s Form 8-K (File No. 1-6028) filed with the SEC on April 7, 2006.
10.19
Deferred Fee Plan for Jefferson-Pilot Non-Employee Directors, as amended in March 2006 is incorporated by reference to Exhibit 10.14 of LNC’s Form 8-K (File No. 1-6028) filed with the SEC on April 7, 2006.

10.20	Form of LNC restricted stock grant agreement is incorporated by reference to Exhibit 10.15 of LNC’s Form 8-K (File No. 1-6028) filed with the SEC on April 7, 2006.
10.21
First Supplemental Indenture, dated as of April 3, 2006 among Lincoln JP Holdings, Inc. and JPMorgan Chase Bank, N.A., as trustee, under the Junior Subordinated Indenture, dated as of January 15, 1997, among Jefferson-Pilot and JPMorgan Chase Bank, N.A., as trustee is incorporated by reference to Exhibit 10.2 of LNC’s Form 8-K (File No. 1-6028) filed with the SEC on April 3, 2006.

10.22	First Amendment of Lease, dated as of June 16, 2006, between Trona Cogeneration Corporation and The Lincoln National Life Insurance Company.
10.23
Master Confirmation Agreement and related Supplemental Confirmation, dated April 3, 2006, and Trade Notification, dated April 10, 2006, relating to LNC’s accelerated stock repurchase with Goldman, Sachs & Co.*

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
*
Portions of the exhibit have been redacted and are subject to a confidential treatment request filed with the Secretary of the Securities and Exchange Commission (“SEC”) pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.