Form 10-Q
period 2006-09-30
LINCOLN NATIONAL CORP
filed 2006-11-09
CIK 59558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006.

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

As of November 1, 2006, 277,379,975 shares of common stock of the registrant were outstanding.

Item 1. Financial Statements
LINCOLN NATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2006	2005
	(Unaudited)
	(in millions)
ASSETS
Investments:
Securities available-for-sale, at fair value:
Fixed maturity (cost: 2006- $54,931; 2005-$32,384)	$55,824	$33,443
Equity (cost: 2006- $647; 2005-$137)	662	145
Trading securities	3,172	3,246
Mortgage loans on real estate	7,581	3,663
Real estate	424	183
Policy loans	2,725	1,862
Derivative investments	349	175
Other investments	870	452
Total Investments	71,607	43,169
Cash and invested cash	1,108	2,312
Deferred acquisition costs and value of businesses acquired	8,172	5,163
Premiums and fees receivable	346	343
Accrued investment income	928	526
Amounts recoverable from reinsurers	8,007	6,926
Goodwill	4,498	1,194
Other assets	2,703	1,480
Assets held in separate accounts	74,357	63,747
Total Assets	$171,726	$124,860

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Insurance and Investment Contract Liabilities:
Insurance policy and claim reserves	$14,720	$11,703
Investment contract and policyholder funds	58,517	35,592
Total Insurance and Investment Contract Liabilities	73,237	47,295
Short-term debt	559	120
Long-term debt
Senior notes	2,330	999
Junior subordinated debentures issued to affiliated trusts	333	334
Capital securities	1,072	-
Reinsurance related derivative liability	233	292
Funds withheld reinsurance liabilities	2,085	2,012
Deferred gain on indemnity reinsurance	779	836
Other liabilities	4,698	2,841
Liabilities related to separate accounts	74,357	63,747
Total Liabilities	159,683	118,476
Shareholders' Equity:
Series A preferred stock-10,000,000 shares authorized
(2006 liquidation value-$1)	1	1
Common stock-800,000,000 shares authorized	7,448	1,775
Retained earnings	3,986	4,081
Accumulated Other Comprehensive Income:
Net unrealized gain on securities available-for-sale	478	497
Net unrealized gain on derivative instruments	56	7
Foreign currency translation adjustment	137	83
Minimum pension liability adjustment	(63)	(60)
Total Accumulated Other Comprehensive Income	608	527
Total Shareholders' Equity	12,043	6,384
Total Liabilities and Shareholders' Equity	$171,726	$124,860
See accompanying Notes to the Consolidated Financial Statements.

LINCOLN NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Unaudited)
	(in millions, except per share amounts)
Revenue:
Insurance premiums	$426	$83	$959	$226
Insurance fees	676	448	1,841	1,294
Investment advisory fees	83	68	242	185
Communications sales	60	-	117	-
Net investment income	1,108	671	2,855	2,034
Realized gain (loss)	(10)	4	(16)	7
Amortization of deferred gain on indemnity reinsurance	19	19	56	57
Other revenue and fees	125	102	351	285
Total Revenue	2,487	1,395	6,405	4,088
Benefits and Expenses:
Benefits	1,201	589	2,961	1,750
Underwriting, acquisition, insurance and other expenses	728	482	1,949	1,494
Communications expenses	31	-	61	-
Interest and debt expense	67	21	154	65
Total Benefits and Expenses	2,027	1,092	5,125	3,309
Income before Federal income taxes	460	303	1,280	779
Federal income taxes	96	74	346	173
Net Income	$364	$229	$934	$606

Net Income Per Common Share:
Basic	$1.31	$1.33	$3.82	$3.50
Diluted	$1.29	$1.30	$3.76	$3.44

See accompanying Notes to the Consolidated Financial Statements.

LINCOLN NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Nine Months Ended September 30,
	Number of Shares		Amounts
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
	(in millions, except for share amounts)
Series A Preferred Stock:
Balance at beginning-of-year	15,515	16,912	$1	$1
Conversion into common stock	(1,602)	(1,017)	-	-
Balance at September 30	13,913	15,895	1	1
Common Stock:
Balance at beginning-of-year	173,768,078	173,557,730	1,775	1,655
Issued for acquisition	112,301,906	-	5,632	-
Conversion of series A preferred stock	25,632	16,272	-	-
Stock compensation/issued for benefit plans	5,456,670	1,920,236	179	105
Deferred compensation payable in stock	161,715	53,617	9	2
Retirement of common stock	(14,373,938)	(2,331,000)	(147)	(22)
Balance at September 30	277,340,063	173,216,855	7,448	1,740
Retained Earnings:
Balance at beginning-of-year			4,081	3,590
Comprehensive income			1,015	296
Less other comprehensive income (loss) (net of
federal income tax):
Net unrealized loss on securities available-
for-sale, net of reclassification adjustment			(19)	(254)
Net unrealized gain (loss) on derivative instruments			49	(5)
Foreign currency translation adjustment			54	(55)
Minimum pension liability adjustment			(3)	4
Net Income			934	606
Retirement of common stock			(709)	(82)
Dividends declared:
Series A preferred ($1.50 per share)			-	-
Common (2006-$1.14; 2005-$1.10)			(320)	(191)
Balance at September 30			3,986	3,923
Net Unrealized Gain on Securities Available-for-Sale:
Balance at beginning-of-year			497	823
Change during the period			(19)	(254)
Balance at September 30			478	569
Net Unrealized Gain on Derivative Instruments:
Balance at beginning-of-year			7	14
Change during the period			49	(5)
Balance at September 30			56	9
Foreign Currency Translation Adjustment:
Accumulated adjustment at beginning-of-year			83	154
Change during the period			54	(55)
Balance at September 30			137	99
Minimum Pension Liability Adjustment:
Balance at beginning-of-year			(60)	(61)
Change during the period			(3)	4
Balance at September 30			(63)	(57)
Total Shareholders' Equity at September 30			$12,043	$6,284
Common Stock at End of Quarter:
Assuming conversion of preferred stock			277,571,615	173,471,175
Diluted basis			281,348,962	176,296,287

See accompanying Notes to the Consolidated Financial Statements.

LINCOLN NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2006	2005
	(Unaudited)
	(in millions)
Cash Flows from Operating Activities:
Net income	$934	$606
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred acquisition costs and value of business acquired	(448)	(280)
Premiums and fees receivable	59	(4)
Accrued investment income	(47)	(40)
Policy liabilities and accruals	(315)	(298)
Contractholder funds	992	1,076
Net trading securities purchases, sales and maturities	56	(121)
Gain on reinsurance embedded derivative/trading securities	(3)	(5)
Increase in funds withheld liability	73	128
Amounts recoverable from reinsurers	215	(143)
Federal income taxes	73	100
Stock-based compensation expense	35	37
Depreciation	44	60
Gain on sale of subsidiaries/business	-	(14)
Realized loss on investments and derivative instruments	16	13
Amortization of deferred gain	(56)	(58)
Other	316	(189)
Net Adjustments	1,010	262
Net Cash Provided by Operating Activities	1,944	868

Cash Flows from Investing Activities:
Securities-available-for-sale:
Purchases	(7,165)	(4,139)
Sales	4,557	2,133
Maturities	2,250	1,788
Purchase of other investments	(352)	(698)
Sale or maturity of other investments	63	839
Increase in cash collateral on loaned securities	(55)	89
Purchase of Jefferson Pilot Stock, net of cash acquired of $39	(1,826)	-
Proceeds from sale of subsidiaries/business	-	14
Other	134	33
Net Cash Provided by (Used in) Investing Activities	(2,394)	59

Cash Flows from Financing Activities:
Issuance of long-term debt	2,045	-
Payment of long-term debt	-	(241)
Net increase (decrease) in short-term debt	(564)	144
Universal life and investment contract deposits	5,398	3,649
Universal life and investment contract withdrawals	(5,397)	(3,270)
Investment contract transfers	(1,257)	(1,044)
Common stock issued for benefit plans	153	70
Retirement of common stock	(852)	(104)
Dividends paid to shareholders	(280)	(191)
Net Cash (Used in) Provided by Financing Activities	(754)	(987)
Net (Decrease) Increase in Cash and Invested Cash	(1,204)	(60)
Cash and Invested Cash at Beginning-of-Year	2,312	1,662
Cash and Invested Cash at September 30	$1,108	$1,602
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

These financial statements should be read in conjunction with the audited Consolidated Financial Statements and the accompanying notes incorporated by reference into our latest annual report on Form 10-K for the year ended December 31, 2005 (“2005 Form 10-K”). On April 3, 2006, LNC filed a Current Report on Form 8-K dated April 3, 2006 that incorporated the audited financial statements and notes for Jefferson-Pilot as of December 31, 2005 and 2004, and for the years ended December 31, 2005, 2004 and 2003 from Jefferson-Pilot’s Annual Report on Form 10-K for the year ended December 31, 2005. The accompanying unaudited Consolidated Financial Statements should also be read in conjunction with those financial statements and notes.

Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2006. All material intercompany accounts and transactions have been eliminated in consolidation.

Certain amounts reported in prior periods’ unaudited Consolidated Financial Statements have been reclassified to conform to the 2006 presentation. These reclassifications have no effect on net income or shareholders’ equity of the prior periods. Included in these reclassifications is the change in the definition of cash flows from funds withheld liabilities from financing to operating cash flows in the unaudited Consolidated Statements of Cash Flows. While this had no effect on total cash flow, for the nine months ended September 30, 2005, net cash provided by operating activities and net cash used in financing activities were increased and decreased, respectively, by $128 million. A similar reclassification in our Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003 would have increased net cash provided by operating activities (with corresponding decreases in net cash provided by (used) in financing activities) by $117 million, $77 million, and $56 million, resulting in net cash provided by operating activities of $1.1 billion, $1.1 billion and $1.0 billion, respectively.

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

SFAS 141 requires that the total purchase price be allocated to the assets acquired and liabilities assumed based on their fair values at the merger date. We are in the process of finalizing our internal studies of the fair value of the net assets acquired including investments, value of business acquired (“VOBA”), intangible assets and certain liabilities. As such, the preliminary fair values in the table below are subject to adjustment as additional information is obtained, which may result in adjustments to goodwill, which we do not expect to be material. During the three months ended September 30, 2006, adjustments were made to the purchase price and estimated fair value of assets acquired, which resulted in a decrease in goodwill of $5 million. Further adjustments may be required as additional information becomes available, however, we do not expect such adjustments to be material.

The aggregate consideration paid for the merger was as follows:

(in millions, except share data)	Share Amounts
LNC common shares issued	112,301,906
Purchase price per share of LNC common share (1)	$48.98
Fair value of common shares issued		$5,501
Cash paid to Jefferson Pilot shareholders		1,800
Fair value of Jefferson-Pilot stock options (2)		131
Transaction costs		65
Total purchase price		$7,497

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

The fair value of Jefferson-Pilot’s net assets assumed in the merger was $4.2 billion. Goodwill of $3.3 billion resulted from the excess of purchase price over the fair value of Jefferson-Pilot’s net assets. We paid a premium over the fair value of Jefferson-Pilot’s net assets for a number of potential strategic and financial benefits that are expected to be realized as a result of the merger including, but not limited to, the following:

•	Greater size and scale with improved earnings diversification and strong financial flexibility;
•	Broader, more balanced product portfolio;
•	Larger distribution organization; and
•	Value creation opportunities through expense savings and revenue enhancements across business units.

The following table summarizes the preliminary fair values of the net assets acquired as of the acquisition date:

(in millions)	Preliminary Fair Value
Investments	$27,905
Due from reinsurers	1,296
Value of business acquired	2,478
Goodwill	3,302
Other assets	1,642
Assets held in separate accounts	2,574
Policy liabilities	(26,527)
Long-term debt	(905)
Income tax liabilities	(849)
Accounts payable, accruals and other liabilities	(845)
Liabilities related to separate accounts	(2,574)
Total purchase price	$7,497

The goodwill resulting from the merger was allocated to the following segments:

(in millions)
Individual Markets:
Life Insurance	$1,326
Annuities	988
Total Individual Markets	2,314
Employer Markets: Group Protection	281
Lincoln Financial Media	707
Total goodwill	$3,302

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

The following unaudited pro forma condensed consolidated results of operations assume that the merger with Jefferson-Pilot was completed as of January 1, 2006 and 2005:

	Three
	Months Ended	Nine Months Ended
	September 30,	September 30,
(in millions, except per share amounts)	2005	2006	2005
Revenue	$2,433	$7,476	$7,181

Net income	364	1,048	1,046

Net income per common share:
Basic	$1.14	$4.29	$3.26
Diluted	$1.12	$4.23	$3.22

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

At the time of the merger, the following debt securities that were previously issued by Jefferson-Pilot were included within our Consolidated Balance Sheet:

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

3.	Changes in Accounting Principles and Changes in Estimates

SFAS No. 123(R) - Share-Based Payment. In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of SFAS 123, “Accounting for Stock-based Compensation” (“SFAS 123”). SFAS 123(R) requires us to recognize at fair value all costs resulting from share-based payments to employees, except for equity instruments held by employee share ownership plans. Similar to SFAS 123 under SFAS 123(R), the fair value of share-based payments are recognized as a reduction to earnings over the period an employee is required to provide service in exchange for the award. We had previously adopted the retroactive restatement method under SFAS No. 148, “Accounting for Stock-based Compensation - Transition and Disclosure,” and restated all periods presented to reflect stock-based employee compensation cost under the fair value accounting method for all employee awards granted, modified or settled in fiscal years beginning after December 15, 1994.

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

Prior to the adoption of SFAS 123(R), we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS 123(R) requires the cash flows from tax benefits resulting from tax deductions in excess of the compensation costs recognized to be classified as financing cash flows. Our excess tax benefits are classified as financing cash flows, prospectively, in our Statement of Cash Flows for the nine months ended September 30, 2006.

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

FSP 115-1 - The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. In November 2005, the FASB issued FASB Staff Position (“FSP”) FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1”). The guidance in FSP 115-1 nullifies the accounting and measurement provisions of Emerging Issues Task Force No. 03-1 - “The Meaning of Other Than Temporary Impairments and Its Application to Certain Investments” references existing guidance, and supersedes EITF Topic No. D-44 “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.” FSP 115-1 was effective for reporting periods beginning after December 15, 2005, on a prospective basis. Our existing policy for recognizing other-than-temporary impairments is consistent with the guidance in FSP 115-1, and includes the recognition of other than temporary impairments of securities resulting from credit related issues as well as declines in fair value related to rising interest rates, where we do not have the intent to hold the securities until either maturity or recovery. We adopted FSP 115-1 effective January 1, 2006. The adoption of FSP 115-1 did not have a material effect on our consolidated financial condition or results of operations.

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

SFAS No. 155 - Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140. In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140” (“SFAS 155”), which permits fair value remeasurement for a hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. Under SFAS 155, an entity may make an irrevocable election to measure a hybrid financial instrument at fair value, in its entirety, with changes in fair value recognized in earnings. SFAS 155 also: (a) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”); (b) eliminates the interim guidance in SFAS 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” and establishes a requirement to evaluate beneficial interests in securitized financial assets to identify interests that are either freestanding derivatives or hybrid financial instruments that contain an embedded derivative requiring bifurcation; (c) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and (d) eliminates restrictions on a qualifying special-purpose entity’s ability to hold passive derivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument. We expect to adopt SFAS 155 beginning January 1, 2007, for all financial instruments acquired, issued, or subject to a remeasurement event occurring after that date. Upon adoption of SFAS 155, the fair value election may also be applied to hybrid financial instruments that had previously been bifurcated pursuant to SFAS 133. Prior period restatement is not permitted. SFAS 155 is not expected to have a material impact on our consolidated financial condition and results of operations at adoption, however, application of the requirements of SFAS 155 may result in the classification of additional derivative transactions with changes in fair value recognized in net income.

FASB Interpretation No. 48 - Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109. In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 establishes criteria that an individual tax position must meet for any part of the benefit of the tax position to be recognized in the financial statements. These criteria include determining whether it is more-likely-than-not that a tax position will be sustained upon examination by the appropriate taxing authority. If the tax position meets the more-likely-than-not threshold, the position is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. If a tax position does not meet the more-likely-than-not recognition threshold, the benefit is not recognized in the financial statements. Upon adoption of FIN 48, the guidance will be applied to all tax positions, and only those tax positions meeting the more-likely-than-not threshold will be recognized or continue to be recognized in the financial statements. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. In addition, FIN 48 expands disclosure requirements to include additional information related to unrecognized tax benefits. FIN 48 is effective for fiscal years beginning after December 15, 2006, and the cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earning for that fiscal year. We are currently evaluating the potential effects of FIN 48 on our consolidated financial condition and results of operations.

SFAS No. 157 - Fair Value Measurements. In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which establishes a framework for measuring fair value under current accounting pronouncements that require or permit fair value measurement. SFAS 157 retains the exchange price notion, but clarifies that exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the most advantageous market for that asset or liability. Fair value measurement is based on assumptions used by market participants in pricing the asset or liability, which may include inherent risk, restrictions on the sale or use of an asset, or nonperformance risk which would include the reporting entity's own credit risk. SFAS 157 establishes a three-level fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value. The highest priority is given to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs in situations where there is little or no market activity for the asset or liability. In addition, SFAS 157 expands the disclosure requirements for annual and interim reporting to focus on the inputs used to measure fair value, including those measurements using significant unobservable inputs, and the effects of the measurements on earnings. SFAS 157 will be applied prospectively and is effective for fiscal years beginning after November 15, 2007. Retrospective application is required for certain financial instruments as a cumulative effect adjustment to the opening balance of retained earnings. We are currently evaluating the effects of SFAS 157 on our consolidated financial condition and results of operations.

SFAS No. 158 - Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R). In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). The guidance requires us to recognize on the balance sheet the funded status of our defined benefit postretirement plans as either an asset or liability, depending on the plans’ funded status, with changes in the funded status recognized through other comprehensive income. The funded status is measured as the difference between the fair value of the plan assets and the projected benefit obligation, for pension plans, or the accumulated postretirement benefit obligation for postretirement benefit plans. Prior service costs or credits and net gains or losses which are not recognized in current net periodic benefit cost, pursuant to SFAS No. 87, “Employers’ Account for Pensions” or SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” must be recognized in other comprehensive income, net of tax, in the period in which they occur. As these items are recognized in net periodic benefit cost, the amounts accumulated in other comprehensive income are adjusted. Disclosure requirements have also been expanded to separately provide information on the prior service costs or credits and net gains and losses recognized in other comprehensive income and their effects on net periodic benefit costs. SFAS 158 is effective for fiscal years ending after December 15, 2006 and is applied prospectively. We will adopt the provisions of SFAS 158 as of December 31, 2006. Using the measurement of plan assets and benefit obligations at December 31, 2005 as a basis for determining the financial statement impact of SFAS 158, accumulated other comprehensive income would be reduced by approximately $67 million. The funded status of the plans we maintain as a result of our merger with Jefferson-Pilot was recognized in our Consolidated Balance Sheet as of the merger date.

4.	Federal Income Taxes

The effective tax rate was 21% and 24% for the third quarter of 2006 and 2005, respectively. The effective tax rate for the nine months ended September 30, 2006 and 2005 was 27% and 22%, respectively. Differences in the effective rates and the U.S. statutory rate of 35% are the result of the separate account dividends-received deduction (“DRD”), foreign tax credits and other tax preference items.

The separate account DRD is estimated for the current year using information from the most recently completed tax return. As knowledge of the underlying factors becomes known, current year estimated DRD is revised and reflected in the effective tax rate of that period. Factors that affect the estimate include known actual mutual fund distributions and fee income from the our variable insurance products, changes in eligible dividends received by the mutual funds, amounts of distributions from these mutual funds, appropriate levels of taxable income as well as the utilization of capital loss carry forwards at the mutual fund level. Our DRD increased $27 million and $39 million for the three and nine months ended September 30, 2006 from the same 2005 periods, including a tax benefit of $20 million for the three and nine months ended September 30, 2006, resulting from true-ups related to prior years’ tax returns. There were no material true-up adjustments in 2005.

We also receive a credit against our U.S. tax liability for foreign taxes paid by us from our separate account assets. The increased allocation of separate account investments to the international equity markets during 2005 and 2006 has increased the amount of these foreign tax credits (“FTC”). In the three and nine months ended September 30, 2006, we reported a net benefit of $7 million and $12 million, respectively, for the separate account FTC, including a $5 million third quarter adjustment comprised of a $4 million true-up related to a prior year tax return and $1 million related to the 2006 year.

We are required to establish a valuation allowance for any gross deferred tax assets that are unlikely to reduce taxes payable in future years’ tax returns. At September 30, 2006, we believe that it is more likely than not that all gross deferred tax assets will reduce taxes payable in future years. Our Federal income tax liability at December 31, 2004 included a valuation allowance of $47 million attributable to the net operating losses of our foreign life reinsurance subsidiary domiciled in Barbados. This valuation allowance was reduced to zero as of December 31, 2005, including reductions of $13 million and $43 million in the third quarter and first nine months of 2005, respectively.

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

5.	Supplemental Financial Data

A rollforward of DAC and value of business acquired on the Consolidated Balance Sheet is as follows:

	Nine Months Ended
	September 30,
(in millions)	2006	2005
Balance at beginning-of-year	$5,163	$4,590
Business acquired	2,478	-
Deferral	1,061	675
Amortization	(613)	(396)
Adjustment related to realized gains on securities available-for-sale	(39)	(40)
Adjustment related to unrealized losses on securities
available-for-sale	56	228
Foreign currency translation adjustment	66	(68)
Balance at end-of-period	$8,172	$4,989

Realized gains and losses on investments and derivative instruments on the Consolidated Statements of Income for the nine months ended September 30, 2006 and 2005 are net of amounts amortized against DAC of $39 million and $40 million, respectively. In addition, realized gains and losses for the nine months ended September 30, 2006 and 2005 are net of adjustments made to policyholder reserves of $(1) million. We have either a contractual obligation or a consistent historical practice of making allocations of investment gains or losses to certain policyholders and to certain reinsurance arrangements.

A rollforward of deferred sales inducements, included in other assets on the Consolidated Balance Sheet, is as follows:

	Nine Months Ended
	September 30,
(in millions)	2006	2005
Balance at beginning-of-year	$129	$86
Capitalized	58	44
Amortization	(14)	(12)
Balance at end-of-period	$173	$118

Details underlying underwriting, acquisition, insurance and other expenses on the Consolidated Statements of Income are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2006	2005	2006	2005
Commissions	$439	$232	$1,096	$649
General and administrative expenses	421	364	1,129	1,012
Deferred acquisition costs net of amortization	(198)	(140)	(448)	(279)
Other intangibles amortization	3	2	11	6
Taxes, licenses and fees	50	21	131	78
Restructuring charges - includes merger-integration expenses	1	3	11	28
Other merger-integration expenses	12	-	19	-
Total	$728	$482	$1,949	$1,494

As discussed in Note 2, the excess of the purchase price for the Jefferson-Pilot merger over the fair value of net assets acquired totaled $3.3 billion.

The carrying amount of goodwill by reportable segment is as follows:

(in millions)	Balance at December 31, 2005	Jefferson-Pilot Merger (Note 2)	Balance at September 30, 2006
Individual Markets:
Life Insurance	$855	$1,326	$2,181
Annuities	44	988	1,032
Employer Markets:
Retirement Products	20	-	20
Group Protection	-	281	281
Investment Management	261	-	261
Lincoln Financial Media	-	707	707
Lincoln UK*	14	-	16
Total	$1,194	$3,302	$4,498

*          Changes in the carrying amount of goodwill for the Lincoln UK segment from December 31, 2005 to September 30, 2006, are due to the translation of the balances from British pounds to U.S. dollars based on the prevailing exchange rate as of the respective balance sheet dates.

Details of investment contract and policyholder funds on the Consolidated Balance Sheet are as follows:

	September 30,	December 31,
(in millions)	2006	2005
Premium deposit funds	$20,709	$21,713
Other policyholder funds	36,783	12,972
Deferred front end loads	924	796
Undistributed earnings on participating business	101	111
Total	$58,517	$35,592

6.	Insurance Benefit Reserves

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

The following table provides information on the GMDB features outstanding at September 30, 2006 and December 31, 2005. (Note that our variable contracts with guarantees may offer more than one type of guarantee in each contract; therefore, the amounts listed are not mutually exclusive.) The net amount at risk (“NAR”) is defined as the current guaranteed minimum death benefit in excess of the current account balance at the balance sheet date.

	In Event of Death
	September 30,	December 31,
(dollars in billions)	2006	2005
Return of net deposit
Account value	$35.5	$31.9
NAR	0.1	0.1
Average attained age of contractholders	54	53
Return of net deposits plus a minimum return
Account value	$0.4	$0.3
NAR	-	-
Average attained age of contractholders	66	66
Guaranteed minimum return	5%	5%
Highest specified anniversary account value minus
withdrawals post anniversary
Account value	$21.0	$18.8
NAR	0.3	0.4
Average attained age of contractholders	63	63

The following summarizes the liabilities for GMDB:

	September 30,	September 30,
(in millions)	2006	2005
Balance at beginning of year	$15	$18
Changes in reserves	11	5
Benefits paid	(5)	(11)
Balance at end-of-period	$21	$12

The changes to the benefit reserves amounts above are reflected in benefits in the Consolidated Statements of Income. Also included in benefits are the results of the hedging program, which included losses of $(1) million and $(3) million for GMDB for the three and nine months ended September 30, 2006, respectively, and $(4) million and $(2) million for the three and nine months ended September 30, 2005, respectively.

Approximately $12.2 billion and $8.2 billion of separate account values at September 30, 2006 and December 31, 2005 were attributable to variable annuities with a GMWB feature. This GMWB feature offers the contractholder a guarantee equal to the initial deposit adjusted for any subsequent purchase payments or withdrawals. There are one-year and five-year step-up options, which allow the contractholder to step up the guarantee. GMWB features are considered to be derivatives under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” resulting in the guarantees being recognized at fair value, with changes in fair value being reported in net income.

Approximately $2.2 billion and $1.2 billion of separate account values at September 30, 2006 and December 31, 2005, respectively, were attributable to variable annuities with a GIB feature. Similar to GMWB features, the GIB feature is considered a derivative with the resulting guarantees being recognized at fair value and changes in fair value being reported in net income.

Separate account balances attributable to variable annuity contracts with guarantees are as follows:

	September 30,	December 31,
(in billions)	2006	2005
Asset Type
Domestic equity	$36.3	$32.2
International equity	5.2	4.2
Bonds	5.9	5.1
Total	47.4	41.5
Money market	5.1	4.0
Total	$52.5	$45.5
Percent of total variable annuity separate account values	74%	96%

Liabilities of $132 million related to life insurance policies with no-lapse guarantees (secondary guarantees) are included in investment contract and policyholder funds within the consolidated balance sheet as of September 30, 2006. These liabilities are calculated by multiplying the benefit ratio (present value of total expected secondary guarantee benefits over the life of the contract divided by the present value of total expected assessments over the life of the contract) by the cumulative assessments recorded from contract inception through the balance sheet date less the cumulative secondary guarantee benefit payments plus interest. If experience or assumption changes result in a new benefit ratio, the reserves are unlocked to reflect the changes in a manner similar to deferred policy acquisition costs and value of business acquired.

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

The New York regulations require LNL to report more reserves to the state of New York. As a result, the level of statutory surplus that LNL reports to New York is less than the statutory surplus reported to Indiana and the National Association of Insurance Commissioners. If New York requires LNL to maintain a higher level of capital to remain an accredited reinsurer in New York, LNL’s ability to pay dividends to us could be constrained. However, we do not expect that LNL’s ability to pay dividends during 2006 will be constrained as a result of our status in New York.

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

Reinsurance

Our amounts recoverable from reinsurers represent receivables from and reserves ceded to reinsurers. We obtain reinsurance from a diverse group of reinsurers and we monitor concentration, as well as financial strength ratings of our principal reinsurers. Swiss Re Life & Health America, Inc. (“Swiss Re”) represents our largest reinsurance exposure. In 2001, we sold our reinsurance business to Swiss Re primarily through indemnity reinsurance arrangements. Because we are not relieved of our liability to the ceding companies for this business, the liabilities and obligations associated with the reinsured contracts remain on our Consolidated Balance Sheets with a corresponding reinsurance receivable from the business sold to Swiss Re, which totaled $4.1 billion at September 30, 2006 and December 31, 2005. Swiss Re has funded a trust with a balance of $1.7 billion at September 30, 2006 to support this business. In addition to various remedies that we would have in the event of a default by Swiss Re, we continue to hold assets in support of certain of the transferred reserves. These assets consist of those reported as trading securities and certain mortgage loans. Our liabilities for funds withheld and embedded derivatives included $2.1 billion and $0.2 billion, respectively, at September 30, 2006 related to the business sold to Swiss Re.

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

At September 30, 2006 and December 31, 2005, the aggregate liability associated with Lincoln UK selling practices was $6 million and $13 million, respectively. The liabilities reflect our assessment of the likely outcome of known issues and are based on estimates that are subject to uncertainty. Future changes in complaint levels or changes in the regulatory position on time limits for making a complaint regarding the sale of mortgage endowment contracts could affect Lincoln UK’s ultimate exposure to mis-selling issues, although we believe that any future change would not materially affect our consolidated financial position.

In July 2006, we negotiated a memorandum of understanding with certain of our liability carriers, from whom we received a reimbursement during the third quarter of 2006 of $26 million for certain losses incurred in connection with certain United Kingdom selling practices. The reimbursement was included in net income for the third quarter. We continue to pursue claims with other liability carriers and we cannot reasonably predict either the timing or the amount of any future reimbursements.

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

Media Commitments

Lincoln Financial Media has commitments to purchase future sports programming rights, and for employment contracts, leases and syndicated television programming of approximately $287 million through 2011and $16 million thereafter. We have offset the purchase of these programming rights by receiving commitments from other entities to purchase a portion of our sports programming rights of approximately $203 million through 2011, as well as by entering into advertising contracts with customers for the airing of commercials. These commitments are not reflected as an asset or liability in our Consolidated Balance Sheet because the programs are not currently available for use.

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

Guarantees

We have guarantees with off-balance-sheet risks having contractual values of $3 million and $4 million at September 30, 2006 and December 31, 2005, respectively.

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

As a result of our acquisition of Jefferson-Pilot, we now distribute indexed annuity contracts. These contracts permit the holder to elect an interest rate return or an equity market component, where interest credited to the contracts is linked to the performance of the S&P 500® index. Policyholders may elect to rebalance index options at renewal dates, either annually or biannually. At each renewal date, we have the opportunity to re-price the indexed component by establishing participation rates, subject to minimum guarantees. We purchase S&P 500® index call options that are highly correlated to the portfolio allocation decisions of our policyholders, such that we are economically hedged with respect to equity returns for the current reset period. The mark-to-market of the options held impacts net investment income and generally offsets the change in value of the embedded derivative within the indexed annuity which is recorded as a component of interest credited to policyholders’ within insurance benefits. SFAS 133 requires that we calculate fair values of index options we may purchase in the future to hedge policyholder index allocations in future reset periods. These fair values represent an estimate of the cost of the options we will purchase in the future, discounted back to the date of the balance sheet, using current market indicators of volatility and interest rates. Changes in the fair values of these liabilities are included in interest credited. The notional amounts of policyholder fund balances allocated to the equity-index options were $2.2 billion at September 30, 2006.

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

Employer Markets. The Employer Markets business provides its products through two segments, Retirement Products and Group Protection, formerly referred to as Benefit Partners. Through its Retirement Products segment, which consists of its Defined Contribution and Executive Benefits businesses, Employer Markets provides employer-sponsored variable and fixed annuities, mutual-fund based programs in the 401(k), 403(b), and 457 marketplaces and corporate/bank owned life insurance. The Group Protection segment offers group non-medical insurance products, principally term life, disability and dental, to the employer marketplace through various forms of contributory and noncontributory plans. Most of our group contracts are sold to employers with fewer than 500 employees.

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

The following tables show financial data by segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2006	2005	2006	2005
Revenue:
Segment Operating Revenue:
Individual Markets:
Individual Annuities	$597	$363	$1,524	$1,050
Life Insurance	895	459	2,297	1,409
Individual Markets Total	1,492	822	3,821	2,459
Employer Markets:
Retirement Products	349	298	1,006	872
Group Protection	332	-	687	-
Employer Markets Total	681	298	1,693	872
Investment Management (1)	140	123	415	347
Lincoln UK	72	103	223	256
Lincoln Financial Media(2)	60	-	117	-
Other Operations	86	68	244	227
Consolidating adjustments	(34)	(23)	(93)	(80)
Net realized investment results (3)	(10)	4	(16)	6
Reserve development net of related amortization
on business sold through reinsurance	-	-	1	1
Total	$2,487	$1,395	$6,405	$4,088
Net Income:
Segment Operating Income:
Individual Markets:
Individual Annuities	$129	$79	$285	$181
Life Insurance	123	65	339	186
Individual Markets Total	252	144	624	367
Employer Markets:
Retirement Products	65	56	195	152
Group Protection	29	-	66	-
Employer Markets Total	94	56	261	152
Investment Management (1)	13	5	41	8
Lincoln UK	8	10	29	30
Lincoln Financial Media	15	-	27	-
Other Operations	(11)	12	(38)	44
Net realized investment results (4)	(7)	2	(11)	4
Reserve development net of related amortization
on business sold through reinsurance	-	-	1	1
Net Income	$364	$229	$934	$606

(1)
Revenues for the Investment Management segment include inter-segment revenues for asset management services provided to our other segments. These inter-segment revenues totaled $24 million and $25 million for the three months ended September 30, 2006 and 2005, and $72 million and $74 million for the nine months ended September 30, 2006 and 2005, respectively.

(2)	Lincoln Financial Media revenues are net of $8 million and $17 million of commissions paid to agencies during the third quarter of 2006 and the six months since the merger.
(3)
Includes realized losses on investments and derivative instruments of $6 million and $1 million for the three months ended September 30, 2006 and 2005, respectively; gain (loss) on reinsurance embedded derivative/trading securities of $ (4) million and $5 million for the three months ended September 30, 2006 and 2005, respectively. Includes realized losses on investments and derivative instruments of $20 million and $13 million for the nine months ended September 30, 2006 and 2005, gain on reinsurance embedded derivative/trading securities of $4 million and $5 million for the nine months ended September 30, 2006 and 2005, respectively; and gain on sale of subsidiaries/businesses of $14 million for the nine months ended September 30, 2005.

(4)
Includes after-tax realized losses on investments and derivative instruments of $5 million and $1 million for the three months ended September 30, 2006 and 2005, respectively; gain (loss) on reinsurance embedded derivative/trading securities of $(2) million and $3 million for the three months ended September 30, 2006 and 2005, respectively. Includes realized losses on investments and derivative instruments of $13 million and $8 million for the nine months ended September 30, 2006 and 2005, respectively; gain on reinsurance embedded derivative/trading securities of $2 million and $3 million for the nine months ended September 30, 2006 and 2005, respectively; and gain on sale of subsidiaries/businesses of $9 million for the nine months ended September 30, 2005.

As of
(in millions)	September 30, 2006
Assets:
Individual Markets
Individual Life Insurance	$41,426
Individual Annuities	67,056
Employer Markets
Retirement Products	35,953
Group Protection	2,306
Investment Management	565
Lincoln UK	10,384
Lincoln Financial Media	1,487
Other Operations	25,201
Consolidating adjustments	(12,652)
Total	$171,726

9.	Earnings Per Share

The income used in the calculation of our diluted earnings per share is net income reduced by minority interest adjustments related to outstanding stock options under the Delaware Investments U.S., Inc. (“DIUS”) stock option incentive plan of less than $1 million for all periods presented.

A reconciliation of the denominator in the calculations of basic and diluted net income per share is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Denominator: [number of shares]
Weighted-average shares as used in basic calculation	278,472,606	172,614,421	244,436,546	173,018,733
Conversion of preferred stock	229,398	258,153	236,090	262,342
Non-vested stock	1,215,886	1,401,023	1,296,788	1,223,935
Average stock options outstanding during the period	17,027,119	6,957,917	14,198,174	6,246,594
Assumed acquisition of shares with assumed proceeds and
benefits from exercising stock options	(14,296,624)	(6,086,239)	(12,150,774)	(5,467,039)
Shares repurchaseable from measured but unrecognized
stock option expense	(1,532,286)	(650,891)	(1,303,201)	(552,577)
Average deferred compensation shares	1,301,204	1,340,854	1,281,868	1,278,772
Weighted-average shares, as used in diluted calculation	282,417,303	175,835,238	247,995,491	176,010,760

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

Pension and Other Post-retirement Plans

As a result of our merger with Jefferson-Pilot, we maintain defined benefit pension plans and post-retirement benefit plans for the former U.S. employees of Jefferson-Pilot and have included these plans in the tables below as of April 3, 2006. The components of net periodic benefit expense for our defined benefit pension plans and post-retirement benefit plans are as follows:

			Other Post-retirement
	Pension Benefits		Benefits
	Three months ended		Three months ended
	September 30,		September 30,
(in millions)	2006	2005	2006	2005
U.S. Plans:
Service cost	$9	$5	$1	$1
Interest cost	15	8	2	1
Expected return on plan assets	(19)	(11)	-	-
Recognized net actuarial losses	1	1	-	-
Net periodic benefit expense	$6	$3	$3	$2

Non-U.S. Plans:
Service cost	$-	$-
Interest cost	4	4
Expected return on plan assets	(4)	(3)
Recognized net actuarial (gains) losses	1	1
Net periodic benefit expense	$1	$2

			Other Post-retirement
	Pension Benefits		Benefits
	Nine months ended		Nine months ended
	June 30,		June 30,
(in millions)	2006	2005	2006	2005
U.S. Plans:
Service cost	$23	$14	$2	$2
Interest cost	38	25	6	4
Expected return on plan assets	(48)	(33)	(1)	-
Recognized net actuarial losses	2	1	-	-
Net periodic benefit expense	$15	$7	$7	$6

Non-U.S. Plans:
Service cost	$1	$1
Interest cost	12	12
Expected return on plan assets	(13)	(10)
Recognized net actuarial (gains) losses	3	2
Net periodic benefit expense	$3	$5

11.	Stock-Based Incentive Compensation Plans

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

	Three Months Ended		Nine Months Ended
(in millions)	September 30,		September 30,
	2006	2005	2006	2005
Stock options	$6	$2	$11	$9
Shares	11	8	21	20
Cash awards	2	1	3	3
DIUS stock options	2	4	7	12
SARs	(1)	-	(1)	2
Restricted stock	1	1	2	1
Total	$21	$16	$43	$47

Recognized tax benefit	$7	$6	$15	$16

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

LNC Stock-Based Incentive Plans

Information with respect to stock option and performance share awards, granted under our long-term incentive plans is provided in the table below.

	September 30,
	2006	2005
Awards
10-year LNC stock options	-	370,646
Performance share units	174,173	435,827

Outstanding at September 30
10-year LNC stock options	851,194	988,797
Non-employee agent stock options	536,262	-
Performance share units	1,011,690	1,588,610

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

The option price assumptions used for our stock option incentive plans were as follows:

	Nine Months Ended Sepember 30, 2006	Nine Months Ended Sepember 30, 2005
Dividend yield	2.7%	3.1%
Expected volatility	23.1%	26.5%
Risk-free interest rate	4.9%	4.0%
Expected life (in years)	4.5	4.1
Weighted-average fair value per option granted	$11.57	$9.12

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

As of September 30, 2006, there was $32 million of unrecognized compensation cost related to non-vested awards under these plans. The cost is expected to be recognized over a weighted-average period of 1.7 years. Information with respect to our incentive plans involving stock options with performance conditions is as follows:

			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
		Average	Contractual	Value
Options	Shares	Exercise Price	Term	(in millions)
Outstanding at December 31, 2005	988,787	$43.01
Jefferson-Pilot agent options converted to LNC	573,144	46.97
Exercised (includes shares tendered)	(162,160)	29.48
Forfeited or expired	(12,315)	46.85
Outstanding at September 30, 2006	1,387,456	$46.24	5.90	$22
Vested or expected to vest at September 30, 2006 (1)	1,366,018	$46.23	5.86	$22
Exercisable at September 30, 2006	399,438	$42.42	3.04	$8
(1)    Includes estimated forfeitures.

The total fair value of options vested during the nine months ended September 30, 2006 and 2005 was $4 million and $3 million, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2006 was $5 million. There were no options with performance conditions exercised during the nine months ended September 30, 2005 as no performance period had been completed.

Information with respect to our incentive plans involving stock options with service conditions is as follows:

			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
		Average	Contractual	Value
Options	Shares	Exercise Price	Term	(in millions)
Outstanding at December 31, 2005	7,928,931	$44.58
Granted-original	817,966	56.36
Granted-reloads	92,062	57.52
Jefferson-Pilot options converted to LNC	10,300,392	41.82
Exercised (includes shares tendered)	(4,785,883)	41.31
Forfeited or expired	(148,123)	50.22
Outstanding at September 30, 2006	14,205,345	$44.39	4.74	$251
Vested or expected to vest at September 30, 2006 (1)	14,133,906	$44.33	4.72	$251
Exercisable at September 30, 2006	12,206,185	$42.75	4.42	$236
(1)	Includes estimated forfeitures.

The total fair value of options vested during the nine months ended September 30, 2006 and 2005 was $8 million and $6 million, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005 was $79 million and $28 million, respectively.

Information with respect to our performance shares at September 30, 2006 is as follows:

		Weighted-Average
		Grant-Date
	Shares	Fair Value
Nonvested at December 31, 2005	1,577,278	$37.65
Granted	174,173	56.04
Vested (1)	(641,736)	25.88
Forfeited	(98,025)	46.53
Nonvested at September 30, 2006	1,011,690	$47.42

(1)	Shares vested at December 31, 2005, but were not issued until the second quarter of 2006.

 Delaware Stock Option Incentive Plan

The option price assumptions used for the DIUS stock option incentive plans were as follows:

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
Dividend yield	1.3%	2.6%
Expected volatility	38.0%	45.0%
Risk-free interest rate	4.7%	3.9%
Expected life (in years)	4.1	4.6
Weighted-average fair value per option granted	$51.35	$48.84

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

At September 30, 2006, DIUS had 10,099,485 shares of common stock outstanding. Information with respect to the DIUS incentive plan involving stock options is as follows:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
Options	Shares	Exercise Price	Term
Outstanding at December 31, 2005	1,469,194	$128.74
Granted - original	68,000	155.73
Exercised	(99,485)	116.81
Forfeited or expired	(187,982)	126.67
Outstanding at September 30, 2006	1,249,727	$131.47	6.8
Vested or expected to vest at September 30, 2006 (1)	1,212,336	$131.40	6.8
Exercisable at September 30, 2006	697,503	$124.39	6.3

(1)	Includes estimated forfeitures.

The total fair value of shares that became fully vested during the nine months ended September 30, 2006 and 2005 was $12 million in both periods. The total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005 was $4 million and $1 million, respectively. Unrecognized compensation expense related to nonvested awards under this plan was $18 million as of September 30, 2006. The cost is expected to be recognized over a weighted-average period of 2.4 years. The amount of cash received and the tax benefit realized from stock option exercises under this plan during the nine months ended September 30, 2006 was $12 million and $1 million, respectively, compared to $6 million and $1 million for the nine months ended September 30, 2005.

The value of DIUS shares is determined using a market transaction approach based on profit margin, assets under management and revenues. The valuation is performed by a third-party appraiser at least semi-annually and reviewed by the Compensation Committee. The last valuation was performed as of December 31, 2005 with a value of $155.73 per share. A valuation as of June 30, 2006 was recently completed and is subject to approval of the Compensation Committee of the Board of Directors. The value of outstanding shares exercised under this plan and the intrinsic value of vested and partially vested options totaled $40 million at September 30, 2006 and is included in other liabilities on the Consolidated Balance Sheet.

Stock Appreciation Rights Incentive Plan

We recognize compensation expense for SARs based on the fair value method using an option-pricing model. Compensation expense and the related liability are recognized on a straight-line basis over the vesting period of the SARs. The SARs liability is marked-to-market through net income, which causes volatility in net income as a result of changes in the market value of our stock. We hedge this volatility by purchasing call options on LNC stock. Call options hedging vested SARs are also marked-to-market through net income. The mark-to-market gain (loss) recognized through net income on the call options on LNC stock was $5 million and $7 million for the three and nine months ended September 30, 2006, respectively, compared to $3 million and $1 million for the three and nine months ended September 30, 2005. The SARs liability at September 30, 2006 and December 31, 2005 was $9 million and $8 million, respectively. As of September 30, 2006, there was $8 million of unrecognized compensation cost related to nonvested awards under this plan excluding the effect of call options. The cost is expected to be recognized over a weighted-average period of 3.5 years.

The option pricing assumptions used for our SAR plan were as follows:

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
Dividend yield	2.5%	3.0%
Expected volatility	23.1%	23.4%
Risk-free interest rate	5.1%	4.4%
Expected life (in years)	2.5	2.2
Weighted-average fair value per option granted	$20.19	$11.20

Expected volatility is measured based on the historical volatility of the LNC stock price. The expected term of the options granted represents time from the grant date to the exercise date.

Information with respect to our SAR plan is as follows:

			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
		Average	Contractual	Value
SARs	Shares	Exercise Price	Term	(in millions)
Outstanding at December 31, 2005	1,098,126	$44.24
Granted-original	182,550	54.91
Exercised (includes shares tendered)	(445,131)	56.06
Forfeited or expired	(38,855)	44.93
Outstanding at September 30, 2006	796,690	$46.79	2.56	$12
Vested or expected to vest at September 30, 2006 (1)	779,402	$46.65	2.51	$12
Exercisable at September 30, 2006	316,229	$45.95	1.30	$5

(1)     Includes estimated forfeitures.

The payment for SARs exercised during the nine months ended September 30, 2006 and 2005 was $5 million and $5 million, respectively.

In addition to the stock-based incentives discussed above, we have awarded restricted shares of our stock (non-vested stock) under the incentive compensation plan, generally subject to a three-year vesting period. Information with respect to our restricted stock at September 30, 2006 is as follows:

		Weighted-Average
		Grant-Date
	Shares	Fair Market Value
Nonvested at December 31, 2005	177,598	$43.01
Granted	209,943	57.69
Vested	(65,514)	38.49
Nonvested at September 30, 2006	322,027	$53.50

As of September 30, 2006, there was $13 million of unrecognized compensation cost related to nonvested awards under this plan. The cost is expected to be recognized over a weighted-average period of 2.21 years.

12.	Restructuring Charges

Merger with Jefferson-Pilot

Upon completion of the merger with Jefferson Pilot, we implemented a restructuring plan relating to the integration of our legacy operations with those of Jefferson Pilot. The realignment will enhance productivity, efficiency and scalability while positioning us for future growth. During the third quarter of 2006, we recorded additional reserves within the Other Operations business segment for restructuring charges of $1 million (net of a $1 million reversal related to other plans), which is included in Other Liabilities on our Consolidated Balance Sheet.

The following is the detail of the reserve for restructuring charges:

(in millions)	Total
Total expected costs (1)	$180

Employee severance and termination benefits in 2006	11
Cash payments incurred	(4)
Restructuring reserve at September 30, 2006	$7

Additional amounts expended that do not qualify as restructuring charges	$19
Expected completion date	4th Quarter 2009

(1)
The total expected costs include the involuntary employee termination benefits that were recorded in goodwill as a part of the Purchase Price Allocation (see Note 2). Merger integration costs relating to employee severance and termination benefits of $13 million was included in other liabilities in the purchase price allocation. As of September 30, 2006, approximately $2 million of these costs were incurred.

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

On August 11, 2006, we entered into an agreement to purchase approximately 5.5 million shares of our common stock from a third party broker-dealer, using an accelerated stock buyback program for an initial aggregate purchase price of $350 million. We funded the program with internally generated funds, asset sales and commercial paper. The number of shares repurchased under this agreement was based on the volume weighted average share price of our common stock over the program’s duration, less a discount. On October 23, 2006, we received our final delivery of shares under the program, bringing the total aggregate shares retired under the plan to approximately 5.7 million shares. All shares were retired upon receipt.

14.	Subsequent Event

On October 19, 2006, we called for redemption on November 19, 2006 our outstanding 7.65% Junior Subordinated Deferrable Interest Debentures, Series E due 2050 (the “Junior Subordinated Debentures”), which are held by Lincoln National Capital V. As a result, all of the outstanding 7.65% Trust Preferred Securities, Series E and 7.65% Common Securities of Lincoln National Capital V will be redeemed on November 19, 2006. The redemption price for the Trust Preferred Securities, Series E will be $25.00 per security, for a total principal amount of $172.5 million, plus any accrued distributions through the redemption date. As a result of these transactions, we expect to incur a non-cash charge of approximately $4 million after-tax in the fourth quarter of 2006 related to unamortized issuance costs. We are funding the redemption with internally generated funds and commercial paper.

On November 3, 2006, we entered into an agreement to purchase approximately 2.3 million shares of our common stock from a third party broker-dealer, using an accelerated stock buyback program for an aggregate purchase price of $150 million. All shares will be retired upon receipt. We may receive from, or be required to pay a price adjustment to the third party broker-dealer based on the volume weighted average share price of our common stock during the term of the program, less a discount. The price adjustment can be settled, at our option, in cash or in shares of our common stock. We expect the program to be completed late in the fourth quarter of 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the financial condition of Lincoln National Corporation and its consolidated subsidiaries (“LNC” or the “Company” which also may be referred to as “we” or “us”). On April 3, 2006, LNC completed its merger with Jefferson-Pilot Corporation (Jefferson-Pilot). Beginning on April 3, 2006, the results of operations and financial condition of Jefferson-Pilot, after being adjusted for the effects of purchase accounting, were consolidated with LNC’s. Accordingly, all financial information presented herein for the three months ended and as of September 30, 2006 includes the consolidated accounts of LNC and Jefferson-Pilot. The financial information presented herein for the nine months ended September 30, 2006, reflects the accounts of LNC for the three months ended March 31, 2006, and the consolidated accounts of LNC and Jefferson-Pilot for the three and six months ended September 30, 2006. The data presented herein for 2005 periods reflects the accounts of LNC. The balance sheet information presented below is as of September 30, 2006 and December 31, 2005. The statement of operations information is for the three and nine months ended September 30, 2006 and 2005.

For more information regarding the completion of the merger, including the calculation and allocation of the purchase price, see Note 2 to the unaudited Consolidated Financial Statements in this Form 10-Q.

This discussion and analysis should be read in conjunction with our Consolidated Financial Statements and Notes thereto presented in Item 1 (“Consolidated Financial Statements”) and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in our latest annual report on Form 10-K for the year ended December 31, 2005 (“2005 Form 10-K”). On April 3, 2006, LNC filed a Current Report on Form 8-K dated April 3, 2006 that incorporated the audited financial statements and notes for Jefferson-Pilot as of December 31, 2005 and 2004, and for the years ended December 31, 2005, 2004 and 2003 from Jefferson-Pilot’s Annual Report on Form 10-K for the year ended December 31, 2005. The accompanying unaudited Consolidated Financial Statements should also be read in conjunction with those financial statements and notes.

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

•
Legislative, regulatory or tax changes, both domestic and foreign, that affect the cost of, or demand for, LNC’s products, the required amount of reserves and/or surplus, or otherwise affect our ability to conduct business, including changes to statutory reserves and/or risk-based capital requirements related to secondary guarantees under universal life and variable annuity products such as Actuarial Guideline VACARVM; restrictions on revenue sharing and 12b-1 payments; and the potential for U.S. Federal tax reform;

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

The risks included here are not exhaustive. Other sections of this report and LNC’s annual report on Form 10-K, current reports on Form 8-K and other documents filed with the SEC include additional factors which could impact LNC’s business and financial performance. Moreover, LNC operates in a rapidly changing and competitive environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors.

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

Our individual products and services are distributed primarily through brokers, planners, agents and other intermediaries with sales and marketing support provided by Lincoln Financial Distributors (“LFD”), our wholesaling distribution arm. Our group products and services are distributed primarily through financial advisors, employee benefit brokers, third party administrators, and other employee benefit firms with sales support provided by Lincoln’s Employer Markets group and retirement sales specialists. Our retail distributor, Lincoln Financial Network, offers LNC and non-proprietary products and advisory services through a national network of approximately 4,100 full-time financial planners and advisors, along with more than 11,000 general agents, all operating under multiple affiliation models and open architecture.

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

As a result of the merger, we provide products and services in five operating businesses: (1) Individual Markets, (2) Employer Markets, (3) Investment Management, (4) Lincoln UK and (5) Lincoln Financial Media, and are reporting results through seven business segments. The following is a brief description of these segments.

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

Employer Markets. The Employer Markets business provides its products through two segments, Retirement Products and Group Protection, formerly referred to as Benefit Partners. Through its Retirement Products segment, which consists of its Defined Contribution and Executive Benefits businesses, Employer Markets provides employer-sponsored variable and fixed annuities, mutual-fund based programs in the 401(k), 403(b), and 457 marketplaces and corporate owned life insurance. The Group Protection segment offers group non-medical insurance products, principally term life, disability and dental, to the employer marketplace through various forms of contributory and noncontributory plans. Most of our group contracts are sold to employers with fewer than 500 employees.

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

Our merger with Jefferson-Pilot has increased our distribution breadth through retail distribution channels. In addition, we have expanded the life and annuity products available for our existing channels. During 2006 and into 2007, we are focusing on making a larger, unified product suite available to our distribution force.

The creation of our Employer Markets segment should allow us to better capitalize on the success we have already had in this market place - more than $35 billion in assets under management and administration - and on trends in employer- sponsored benefit plans. These trends include a decline in defined benefit pension plans and an increase in voluntary defined contribution plans, such as 401(k)s / 403(b)s, and a similar trend towards voluntary group life and disability, giving way to a convergence of distribution strategies. We see opportunities to capitalize on revenue synergies by leveraging our Group Protection group business with Retirement Products’ defined contribution platform for a single employer solution. We also believe that the recently passed Pension Protection Act of 2006 will benefit the Employer Markets segment.

Within the Individual Markets’ variable annuity arena, our Lincoln Smart SecuritySM Advantage, with its one- and five-year reset feature, continued to experience growth in the first nine months, with elections totaling 52% of deposits for the first nine months of 2006. As a result of our merger with Jefferson-Pilot, we offer an indexed fixed annuity, which offers upside growth from equity markets with fixed return protection. We believe that the baby-boomer generation reaching retirement age will present an emerging opportunity for companies like ours that offer products allowing baby-boomers to better manage their wealth accumulation, retirement income and wealth transfer needs.

In our Individual Markets Life Insurance segment, we continue to face competitive pressures, especially related to life insurance products with secondary guarantees. For products with secondary guarantees, we remain committed to maintaining appropriate risk management and pricing discipline despite the competitive environment. Sales of insurance products with such guarantees comprised 69% of our life insurance sales for the third quarter of 2006. In addition, we are seeking capital market solutions in response to regulations requiring increases in statutory reserves for these products.

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

We continue to expect our major challenges for the remainder of 2006 and into 2007 to include:

•	The successful integration of the Jefferson-Pilot businesses.

•
While recent increases in long-term rates has eased pressure on spreads, a continuation of the low interest rate environment creates a challenge for our products that generate investment margin profits, such as fixed annuities and universal life insurance.

•	The continued, successful expansion of our wholesale distribution businesses.

▪	The continuation of competitive pressures in the life insurance marketplace.

•	Increased regulatory scrutiny of the life and annuity industry, which may lead to higher product costs and negative perceptions about the industry.

•	Continued focus by the government on tax reform, which may impact our products.

Recent Developments

On August 11, 2006, we entered into an agreement to purchase approximately 5.5 million shares of our common stock from a third party broker-dealer, using an accelerated stock buyback program for an initial aggregate purchase price of $350 million. We funded the program with internally generated funds, asset sales and commercial paper. The number of shares repurchased under this agreement was based on the volume weighted average share price of our common stock over the program’s duration, less a discount. On October 23, 2006, we received our final delivery of shares under the program, bringing the total aggregate shares retired under the plan to approximately 5.7 million shares. All shares were retired upon receipt.

On October 19, 2006, we called for redemption on November 19, 2006 our outstanding 7.65% Junior Subordinated Deferrable Interest Debentures, Series E due 2050 (the “Junior Subordinated Debentures”), which are held by Lincoln National Capital V. As a result, all of the outstanding 7.65% Trust Preferred Securities, Series E and 7.65% Common Securities of Lincoln National Capital V will be redeemed on November 19, 2006. The redemption price for the Trust Preferred Securities, Series E will be $25.00 per security, for a total principal amount of $172,500,000 million, plus any accrued distributions through the redemption date. As a result of these transactions, we expect to incur a non-cash charge of approximately $4 million after-tax in the fourth quarter of 2006 related to unamortized issuance costs. We are funding the redemption with internally generated funds and commercial paper.

On November 3, 2006, we entered into an agreement to purchase approximately 2.3 million shares of our common stock from a third party broker-dealer, using an accelerated stock buyback program for an aggregate purchase price of $150 million. All shares will be retired upon receipt. We may receive from, or be required to pay a price adjustment to the third party broker-dealer based on the volume weighted average share price of our common stock during the term of the program, less a discount. The price adjustment can be settled, at our option, in cash or in shares of our common stock. We expect the program to be completed late in the fourth quarter of 2006.

See Notes 13 and 14 to the unaudited Consolidated Financial Statements in this Form 10-Q and our current report on Form 8-K filed with the SEC on October 19, 2006 for additional information.

Critical Accounting Estimates

The MD&A included in our 2005 Form 10-K contains a detailed discussion of our critical accounting estimates. The following information updates the critical accounting policies provided in the 2005 Form 10-K.

Deferred Acquisition Costs, Value of Business Acquired, Deferred Sales Inducements and Deferred Front-end Loads.

Accounting for intangible assets requires numerous assumptions, such as estimates of expected future profitability for our operations and our ability to retain existing blocks of life and annuity business in force. Our accounting policies for the deferred acquisition costs (“DAC”), value of business acquired (“VOBA”), deferred sales inducements (“DSI”) and the liability for deferred front-end loads (“DFEL”) impact Individual Annuities, Individual Life Insurance, Employer Markets Retirement Products and Other, Group Protection, and Lincoln UK segments. DAC, VOBA, DSI and DFEL may be referred to hereinafter collectively as DAC, unless otherwise noted.

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

During the third quarter of each year, we conduct our annual comprehensive review of the assumptions underlying the amortization of DAC, VOBA and DFEL. We review the various assumptions including investment margins, mortality and retention. These assumptions also impact the reserves for the guarantee features within our variable annuity and life insurance products. Additionally, we harmonized several assumptions and related processes as a result of our merger with Jefferson-Pilot. The combined effect of these changes resulted in a decrease to income from operations of $8 million after-tax for the three- and nine-month periods ended September 30, 2006, compared with a $27 million after-tax increase to income from operations for the same 2005 periods. The effects varied by segment and are discussed further in the respective segment discussions below.

The table below presents the balances by business segment as of September 30, 2006.

	Individual Markets		Employer Markets
September 30, 2006 (in millions)	Annuities	Life Insurance	Retirement Products	Group Protection	Lincoln UK	Other Operations	Total
DAC & VOBA	$1,974	$4,525	$762	$126	$783	$2	$8,172
DSI	173	-	-	-	-	-	173
Total DAC & VOBA and DSI	2,147	4,525	762	126	783	2	8,345
DFEL	95	416	20	-	393	-	924
Net DAC & VOBA, DSI and DFEL	$2,052	$4,109	$742	$126	$390	$2	$7,421

Note:      The above table includes DAC and VOBA amortized in accordance with SFAS No. 60, “Accounting and Reporting by Insurance Enterprises.” Under SFAS No. 60, acquisition costs for traditional life insurance and Group Protection’s products, which include whole life and term life insurance contracts, and group life, dental and disability contracts, are amortized over periods of 10 to 30 years for life products and up to 15 years for group products, on either a straight-line basis or as a level percent of premium of the related policies depending on the block of business. No DAC is being amortized under SFAS No. 60 for fixed and variable payout annuities.

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

Given where our best estimate of EGPs for the Individual Markets and Employer Markets annuity products was positioned in the range at September 30, 2006, if we were to assume a 9% long-term gross equity market growth assumption from September 30, 2006 forward in determining the revised EGPs, we estimate that it would result in a cumulative decrease to DAC amortization (positive DAC unlocking) of approximately $139 million pre-tax ($90 million after-tax). To further illustrate the position in the range of our best estimate of EGPs for the Individual Markets Annuity segment at September 30, 2006, a one-quarter equity market movement of positive 10% would bring us to the first of the two statistical ranges while a one-quarter equity market movement of positive 35% would bring us to the second of the two ranges for this segment. Subsequent equity market performance that would keep us at or move us beyond the first statistical range would likely result in positive unlocking. Negative equity market performance would have to be significantly greater than the above percentages for us to exceed the lower end of the two statistical ranges.

For a more detailed discussion of the RTM process, refer to the discussion in Critical Accounting Policies - Intangible Assets, included in our 2005 Form 10-K.

Guaranteed Minimum Benefits

The Individual Markets Annuity segment has a hedging strategy designed to mitigate the risk and income statement volatility caused by changes in the equity markets, interest rates, and volatility associated with the Lincoln Smart SecuritySM Advantage guaranteed minimum withdrawal benefit (“GMWB”) feature, and equity market risk for our various guaranteed minimum death benefit (“GMDB”) features available in our variable annuity products. The hedging strategy is designed such that changes in the value of the hedge contracts move in the opposite direction of changes in the value of the embedded derivative of the GMWB or changes in the reserve for GMDB contracts subject to the hedging strategy. Account balances covered in this hedging program combined with account balances for which there is no death benefit represent approximately 94% of total variable annuity account balances, which excludes the Alliance mutual fund business. We have not implemented a hedging strategy for our guaranteed income benefit (“GIB”) feature, as less than 4% of variable annuity account balances are subject to this feature and substantially all of these outstanding contracts are still in the accumulation phase. During the fourth quarter of 2006, we intend to add the GIB benefit to the hedge program.

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

We utilize a dynamic hedging strategy for variable annuity products with a GMWB feature, which uses futures on U.S.-based equity indices to hedge against movements in the equity markets, as well as interest rate and equity derivative securities to hedge against changes in reserves associated with changes in interest rates and market implied volatilities. As of September 30, 2006, the notional amounts of the underlying hedge instruments are such that the magnitude of the change in the value of the hedge instruments due to changes in equity markets, interest rates, and implied volatilities is designed to offset the magnitude of the change in the fair value of the GMWB guarantee caused by those same factors. At September 30, 2006, the embedded derivative for GMWB was an asset valued at $25 million. The embedded derivative is an asset at September 30, 2006 as the estimated present value of expected future contract charges is greater than the estimated present value of expected future claims.

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

We also have in place a hedging program for our indexed annuities we obtained through our merger with Jefferson-Pilot. These contracts permit the holder to elect an interest rate return or an equity market component, where interest credited to the contracts is linked to the performance of the S&P 500® index. Policyholders may elect to rebalance index options at renewal dates, either annually or biannually. At each renewal date, we have the opportunity to re-price the indexed component by establishing participation rates, subject to minimum guarantees. We purchase options that are highly correlated to the portfolio allocation decisions of our policyholders, such that we are economically hedged with respect to equity returns for the current reset period. The mark-to-market of the options held impacts net investment income and generally offsets the change in value of the embedded derivative within the indexed annuity, which is recorded as a component of interest credited to policyholders’ within insurance benefits. SFAS 133 requires that we calculate fair values of index options we may purchase in the future to hedge policyholder index allocations in future reset periods. These fair values represent an estimate of the cost of the options we will purchase in the future, discounted back to the date of the balance sheet, using current market indicators of volatility and interest rates. Changes in the fair values of these liabilities are included in benefit expense.

RESULTS OF CONSOLIDATED OPERATIONS

	Three Months			Nine Months

			Increase			Increase
Periods ended September 30, (in millions)	2006	2005	(Decrease)	2006	2005	(Decrease)
Insurance premiums	$426	$83	413%	$959	$226	324%
Insurance fees	676	448	51%	1,841	1,294	42%
Investment advisory fees	83	68	22%	242	185	31%
Communications sales	60	-	NM	117	-	NM
Net investment income	1,108	671	65%	2,855	2,034	40%
Amortization of deferred gain	19	19	0%	56	57	-2%
Other revenues and fees	125	102	23%	351	285	23%
Net realized investment losses	(10)	4	NM	(16)	(7)	-129%
Gain on sale of subsidiaries	-	-	NM	-	14	-100%
Total Revenue	2,487	1,395	78%	6,405	4,088	57%
Insurance benefits	1,201	589	104%	2,961	1,750	69%
Underwriting, acquisition, insurance and
other expenses	728	482	51%	1,949	1,494	30%
Communications expenses	31	-	NM	61	-	NM
Interest and debt expenses	67	21	219%	154	65	137%
Total Benefits and Expenses	2,027	1,092	86%	5,125	3,309	55%

Income before federal income taxes	460	303	52%	1,280	779	64%
Federal income taxes	96	74	30%	346	173	100%
Net Income	$364	$229	59%	$934	$606	54%

Items Included in Net Income (after-tax):
Realized loss on investments and
derivative instruments	$(5)	$(1)		$(13)	$(8)
Net gain on reinsurance embedded
derivative/trading securities	(2)	4		2	3
Gain on sale of subsidiaries	-	-		-	9
Restructuring charges	(1)	(2)		(7)	(18)

 The table below provides a detailed comparison of items included within net realized investment losses.

	Three Months			Nine Months

			Increase			Increase
Periods ended September 30, (in millions)	2006	2005	(Decrease)	2006	2005	(Decrease)
Realized gains on investments	$61	$30	103%	$122	$89	37%
Realized losses on investments	(56)	(17)	229%	(99)	(52)	90%
Realized gain (loss) on derivative instruments	(4)	1	-500%	(1)	(2)	-50%
Amounts amortized to balance sheet accounts	(9)	(13)	-31%	(39)	(40)	-3%
Gain on reinsurance embedded derivative/trading securities	(4)	5	-180%	4	5	-20%
Investment expenses	2	(2)	-200%	(3)	(7)	-57%
Net losses on investments and derivative instruments	$(10)	$4	-350%	$(16)	$(7)	129%
Write-downs for other-than-temporary impairments included in
realized losses on investments above	$(39)	$(6)	-550%	$(43)	$(18)	-139%

Following are deposits and net flows by business segment. For additional detail of deposit and net flow information, see the discussion in “Results of Operations by Segment” below:

	Three Months			Nine Months

			Increase			Increase
Periods ended September 30, (in billions)	2006	2005	(Decrease)	2006	2005	(Decrease)
Deposits:
Individual Markets:
Annuities	$2.720	$1.904	43%	$7.596	$5.527	37%
Life Insurance	0.753	0.497	52%	2.264	1.434	58%
Employer Markets:
Defined Contribution	1.086	1.011	7%	3.486	3.324	5%
Executive Benefits	0.058	0.057	2%	0.182	0.158	15%
Investment Management	4.903	6.738	-27%	20.013	22.941	-13%
Consolidating Adjustments (1)	(1.019)	(0.841)	21%	(2.896)	(2.583)	12%
Total Deposits	$8.501	$9.366	-9%	$30.645	$30.801	-1%

Net Flows:
Individual Markets:
Annuities	$0.304	$0.717	-58%	$1.773	$2.109	-16%
Life Insurance	0.491	0.295	66%	1.296	0.794	63%
Employer Markets:
Defined Contribution	0.037	0.028	32%	0.331	0.445	-26%
Executive Benefits	(0.011)	0.042	-126%	0.064	0.112	-43%
Investment Management	0.745	3.545	-79%	6.651	12.339	-46%
Consolidating Adjustments (1)	0.151	(0.103)	-247%	0.139	(0.039)	-456%
Total Net Flows	$1.717	$4.524	-62%	$10.254	$15.760	-35%

			As of
	As of September 30,		December 31,	Increase over	Increase over
(in billions)	2006	2005	2005	Prior quarter	Prior year
Assets Under Management by Advisor (2)
Investment Management:
External Assets	$89.5	$73.3	$77.6	22%	15%
Insurance-related Assets	67.4	43.1	43.1	56%	56%
Lincoln UK	9.5	8.5	8.6	12%	10%
Within Business Units (Policy Loans)	2.7	1.8	1.9	50%	42%
By Non-LNC Entities	51.2	38.2	40.6	34%	26%
	$220.3	$164.9	$171.8	34%	28%

(1)	Consolidating adjustments represent the elimination of deposits and net flows on products affecting more than one segment.
(2)
Assets under management by advisor provide a breakdown of assets that we manage or administer either directly or through unaffiliated third parties. These assets represent our investments, assets held in separate accounts and assets that we manage or administer for individuals or other companies. We earn insurance fees, investment advisory fees or investment income on these assets.

NM - Not Meaningful

Comparison of Three and Nine months Ended September 30, 2006 to 2005

Net income increased $135 million, or 59%, and $328 million, or 54%, for the three months and nine months ended September 30, 2006 compared to the same periods in 2005, respectively. The April 2006 merger with Jefferson-Pilot is the primary driver of the increase. Also included in the increase was the net effect of a favorable insurance recovery related to losses incurred in connection with U.K. sales practices and a favorable income tax adjustment primarily related to the separate accounts dividends-received deduction (“DRD”) partially offset by net unfavorable adjustments from the completion of the annual comprehensive review of assumptions underlying the amortization of DAC/VOBA/DFEL and reserves for annuity and life insurance products with guarantees.

Revenues

The April 2006 merger with Jefferson-Pilot was the primary driver for the increase in insurance premiums and fees for the three and nine month periods ended September 30, 2006, compared with the same 2005 periods. In addition to the merger, the increase in insurance fees and investment advisory fees in the third quarter and first nine months of 2006 reflects growth in deposits and assets under management, and to a lesser extent, the effects of favorable equity market performance. Assets under management increased 34% as a result of the Jefferson-Pilot merger, positive net flows and market value gains throughout 2005 and the first nine months of 2006. The average level of the equity markets was higher in 2006 compared to 2005, resulting in higher fee income. Excluding the impact of dividends, the S&P 500 index was 8.7% higher and the average daily S&P 500 index was 7.1% higher in the first nine months of 2006 than the first nine months of 2005.

The increase in net investment income in the third quarter of 2006 compared to the same period in 2005 primarily reflects the addition of Jefferson-Pilot investment assets, higher portfolio yields and higher invested assets due to the favorable effect of asset growth from net flows and equity markets.

Included in revenues were net realized gains (losses) on investments of $(10) million and $4 million for the third quarters of 2006 and 2005, respectively, and $(16) million and $(7) million for the first nine months of 2006 and 2005, respectively. See “Consolidated Investments” below for additional information on our investment performance. Revenues from the sale of subsidiaries/businesses in the first nine months of 2005 included a pre-tax gain of $14 million from an agreement to settle in full the residual contingent payments resulting from the arrangement to outsource Lincoln UK’s back-office operations to Capita Life and Pension Services Limited, a subsidiary of Capita Group Plc (“Capita”) the outsourcing firm for Lincoln UK’s customer and policy administration functions.

 Benefits and Expenses

Consolidated benefits and expenses for the third quarter and first nine months of 2006 increased $935 million, or 86%, and $1.816 billion, or 55%, compared to the same periods in 2005, primarily due to the merger with Jefferson-Pilot. See “Results of Operations by Segment” below for further discussion by segment. Growth in our business partially offset by the effect of spread management through lower crediting rates on interest-sensitive business and movements from fixed to variable annuity products also contributed to the increase. Expenses for the third quarter and first nine months of 2006 benefited from a $26 million ($17 million after-tax) insurance recovery related to losses incurred in connection with U.K. sales practices.

Consolidated expenses for the third quarter and first nine months of 2006 include expenses of $13 million and $30 million, respectively, related to the merger with Jefferson-Pilot for related integration costs, including restructuring charges that were the result of actions undertaken by us to eliminate duplicate operations and functions as a result of the Jefferson-Pilot merger. These actions will be ongoing and are expected to be substantially complete by late 2008, with a total estimated cost of $180 million pre-tax. Expenses for the third quarter and first nine months of 2005 included pre-tax restructuring charges of $3 million and $28 million, respectively, and were the result of expense initiatives undertaken by us during 2003 to improve operational efficiencies. For additional information on restructuring charges, see Note 12 to the unaudited Consolidated Financial Statements of this Form 10-Q.

Consolidated expenses for the three and nine months ended September 30, 2006 also included a net increase of $12 million pre-tax for the effect of net unfavorable unlocking resulting from the annual comprehensive review of the assumptions underlying the amortization of DAC, VOBA, DSI and DFEL as well as the reserves related to GMDB and the embedded derivative related to GMWB and liabilities for life insurance products sold with secondary guarantees, which compares with a net reduction of $42 million pre-tax for the 2005 periods. The impact of the adjustments from the prospective assumption review varied by segment. The factors impacting the adjustments are discussed further in the respective segment discussions below. Expenses for the three and nine months ended September 30, 2006, include an increase in net operating and administrative expenses of approximately $38 million pre-tax ($25 million, after-tax) caused by an update of our incentive compensation accruals to reflect updated estimates of expected performance.

Federal Income Taxes

Federal income tax expense for the third quarter and first nine months of 2006 include a reduction of $39 million related to a favorable true-up to the 2005 tax return relating primarily to the separate accounts DRD and, to a lesser extent, foreign tax credits and other tax preference items, and revised estimates of these items for 2006. The estimate for 2006 is expected to favorably benefit ongoing quarterly earnings by $5 million. Federal income tax expense for the third quarter and first nine months of 2005 included reductions of $13 million and $43 million, respectively, related to a partial release of a deferred tax valuation allowance in our Barbados insurance company, which was included in Other Operations. For additional information on our effective tax rates, see Note 4 to the unaudited Consolidated Financial Statements of this Form 10-Q.

RESULTS OF OPERATIONS BY SEGMENT

In this MD&A, in addition to providing consolidated revenues and net income (loss), we also provide segment operating revenue and income (loss) from operations because we believe they are meaningful measures of revenues and the profit or loss generated by our operating segments. Operating revenue is GAAP revenue excluding realized gains and losses on investments and derivative instruments, gains and losses on reinsurance embedded derivative/trading securities, gains and losses on sale of subsidiaries/businesses and the amortization of deferred gain arising from reserve development on business sold through reinsurance. Income (loss) from operations is GAAP net income excluding net realized investment gains and losses, losses on early retirement of debt, reserve development net of related amortization on business sold through reinsurance and cumulative effect of accounting changes. Operating revenue and income (loss) from operations are the financial performance measures we use to evaluate and assess the results of our segments. Accordingly, we report operating revenue and income (loss) from operations by segment in Note 8 to our unaudited Consolidated Financial Statements. Our management and Board of Directors believe that operating revenue and income (loss) from operations explain the results of our ongoing businesses in a manner that allows for a better understanding of the underlying trends in our current businesses because net realized investment gains and losses, reserve development net of related amortization on business sold through reinsurance and cumulative effect of accounting changes are unpredictable and not necessarily indicative of current operating fundamentals or future performance of the business segments, and in many instances, decisions regarding these items do not necessarily relate to the operations of the individual segments. Operating revenue and income (loss) from operations do not replace revenues and net income as the GAAP measures of our consolidated results of operations.

Following is a reconciliation of our segment revenue and income from operations to our consolidated revenue and net income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2006	2005	2006	2005
Revenue:
Segment Operating Revenue:
Individual Markets:
Individual Annuities	$597	$363	$1,524	$1,050
Life Insurance	895	459	2,297	1,409
Individual Markets Total	1,492	822	3,821	2,459
Employer Markets:
Retirement Products	349	298	1,006	872
Group Protection	332	-	687	-
Employer Markets Total	681	298	1,693	872
Investment Management (1)	140	123	415	347
Lincoln UK	72	103	223	256
Lincoln Financial Media(2)	60	-	117	-
Other Operations	86	68	244	227
Consolidating adjustments	(34)	(23)	(93)	(80)
Net realized investment results (3)	(10)	4	(16)	6
Reserve development net of related amortization
on business sold through reinsurance	-	-	1	1
Total	$2,487	$1,395	$6,405	$4,088
Net Income:
Segment Operating Income:
Individual Markets:
Individual Annuities	$129	$79	$285	$181
Life Insurance	123	65	339	186
Individual Markets Total	252	144	624	367
Employer Markets:
Retirement Products	65	56	195	152
Group Protection	29	-	66	-
Employer Markets Total	94	56	261	152
Investment Management (1)	13	5	41	8
Lincoln UK	8	10	29	30
Lincoln Financial Media	15	-	27	-
Other Operations	(11)	12	(38)	44
Net realized investment results (4)	(7)	2	(11)	4
Reserve development net of related amortization
on business sold through reinsurance	-	-	1	1
Net Income	$364	$229	$934	$606

(1)
Revenues for the Investment Management segment include inter-segment revenues for asset management services provided to our other segments. These inter-segment revenues totaled $24 million and $25 million for the three months ended September 30, 2006 and 2005, and $72 million and $74 million for the nine months ended September 30, 2006 and 2005, respectively.

(2)	Lincoln Financial Media revenues are net of $8 million and $17 million of commissions paid to agencies during the third quarter of 2006 and the six months since the merger.
(3)
Includes realized losses on investments and derivative instruments of $6 million and $1 million for the three months ended September 30, 2006 and 2005, respectively; gain (loss) on reinsurance embedded derivative/trading securities of $ (4) million and $5 million for the three months ended September 30, 2006 and 2005, respectively. Includes realized losses on investments and derivative instruments of $20 million and $13 million for the nine months ended September 30, 2006 and 2005, gain on reinsurance embedded derivative/trading securities of $4 million and $5 million for the nine months ended September 30, 2006 and 2005, respectively; and gain on sale of subsidiaries/businesses of $14 million for the nine months ended September 30, 2005.

(4)
Includes after-tax realized losses on investments and derivative instruments of $5 million and $1 million for the three months ended September 30, 2006 and 2005, respectively; gain (loss) on reinsurance embedded derivative/trading securities of $(2) million and $3 million for the three months ended September 30, 2006 and 2005, respectively. Includes realized losses on investments and derivative instruments of $13 million and $8 million for the nine months ended September 30, 2006 and 2005, respectively; gain on reinsurance embedded derivative/trading securities of $2 million and $3 million for the nine months ended September 30, 2006 and 2005, respectively; and gain on sale of subsidiaries/businesses of $9 million for the nine months ended September 30, 2005.

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

Individual Markets - Individual Annuities

	Three Months Ended			Nine Months Ended
	September 30			September 30

			Increase			Increase
Operating Summary (in millions)	2006	2005	(Decrease)	2006	2005	(Decrease)
Operating Revenues:
Insurance premiums	$12	$11	9%	$37	$29	28%
Insurance fees	196	152	29%	562	419	34%
Net investment income	313	153	105%	724	463	56%
Other revenues and fees	76	47	62%	201	139	45%
Total Operating Revenues	597	363	64%	1,524	1,050	45%
Operating Expenses:
Insurance benefits	236	118	100%	565	369	53%
Underwriting, acquisition, insurance and other expenses	228	140	63%	617	450	37%
Total Operating Expenses	464	258	80%	1,182	819	44%
Income from operations before taxes	133	105	27%	342	231	48%
Federal income taxes	4	26	-85%	57	50	14%
Income from Operations	$129	$79	63%	$285	$181	57%

	Three Months Ended			Nine Months Ended
	September 30			September 30

			Improvement			Improvement
Net Flows (in billions)	2006	2005	(Decline)	2006	2005	(Decline)
Variable Portion of Variable Annuity Deposits	$1.658	$1.410	18%	$5.191	$4.026	29%
Variable Portion of Variable Annuity Withdrawals	(1.011)	(0.848)	-19%	(2.973)	(2.379)	-25%
Variable Portion of Variable Annuity Net Flows	0.647	0.562	15%	2.218	1.647	35%
Fixed Portion of Variable Annuity Deposits	0.560	0.476	18%	1.516	1.390	9%
Fixed Portion of Variable Annuity Withdrawals	(0.189)	(0.188)	-1%	(0.539)	(0.445)	-21%
Fixed Portion of Variable Annuity Net Flows	0.371	0.288	29%	0.977	0.945	3%
Total Variable Annuity Deposits	2.218	1.886	18%	6.707	5.416	24%
Total Variable Annuity Withdrawals	(1.200)	(1.036)	-16%	(3.512)	(2.824)	-24%
Total Variable Annuity Net Flows	1.018	0.850	20%	3.195	2.592	23%
Indexed Annuity Deposits	0.244	-	N/M	0.472	-	N/M
Indexed Annuity Withdrawals	(0.068)	-	N/M	(0.114)	-	N/M
Indexed Annuity Net Flows	0.176	-	N/M	0.358	-	N/M
Fixed Annuity Deposits	0.258	0.018	N/M	0.417	0.111	276%
Fixed Annuity Withdrawals	(1.148)	(0.151)	N/M	(2.197)	(0.594)	N/M
Fixed Annuity Net Flows	(0.890)	(0.133)	N/M	(1.780)	(0.483)	N/M
Total Annuity Deposits	2.720	1.904	43%	7.596	5.527	37%
Total Annuity Withdrawals	(2.416)	(1.187)	104%	(5.823)	(3.418)	-70%
Total Annuity Net Flows	0.304	0.717	-58%	1.773	2.109	-16%

Annuities Incremental Deposits	$2.681	$1.864	44%	$7.504	$5.393	39%

			Increase
September 30, (in billions)	2006	2005	(Decrease)
Account Values:
Variable Annuities	$44.0	$35.3	25%
Fixed Annuities	18.9	11.4	66%
Fixed Annuities Ceded to Reinsurers	(2.0)	(2.3)	-13%
Total Fixed Annuities	16.9	9.1	86%
Total Annuities	$60.9	$44.4	37%

Fixed Portion of Variable Annuities	3.7	4.3	-14%

	Three Months			Nine Months

			Increase			Increase
September 30, (in billions)	2006	2005	(Decrease)	2006	2005	(Decrease)
Average Daily Variable Account Values	$42.1	$34.4	22%	$41.1	$32.3	27%

Interest Margins

	Three Months			Nine Months
			Increase			Increase
			(Decrease)			(Decrease)
Periods Ended September 30,	2006	2005	(basis points)	2006	2005	(basis points)
Net investment income yield	5.98%	5.68%	30	5.76%	5.71%	5
Interest rate credited to policyholders	3.87%	3.93%	(6)	3.86%	3.93%	(7)
Interest rate margin	2.11%	1.75%	36	1.90%	1.78%	12
Effect on yield and interest rate margin from
commercial mortgage loan prepayment
and bond makewhole premiums	0.05%	0.01%	4	0.06%	0.03%	3
Interest rate margin adjusted	2.06%	1.74%	32	1.84%	1.75%	9

Average fixed annuity account values (in billions)	$18.7	$10.2		$14.5	$10.4

Effect on income from operations (after-tax,
after-DAC) (in millions)
Commercial mortgage loan prepayment
and bond makewhole premiums	$1	$-		$2	$1

Individual Annuities - Comparison of Three and Nine months Ended September 30, 2006 to 2005

Income from operations for this segment increased $50 million, or 63%, and $104 million, or 57%, for the three months and nine months ended September 30, 2006 compared to the same periods in 2005, respectively. The increases for the comparable three-month and nine-month periods are due primarily to growth in account values from positive net flows and favorable market conditions, the addition of Jefferson-Pilot and a favorable tax adjustment related to the separate account DRD and foreign tax credits from the filing of the 2005 tax return.

Revenues

Insurance fees increased 28% in the third quarter and 34% in the first nine months of 2006 compared to the same periods in 2005, due to increases in average daily variable annuity account values and an increase in expense assessment rates resulting primarily from increased sales of riders. The increase in account values reflects cumulative positive net flows and improvement in the equity markets between periods. Excluding the impact of dividends, the S&P 500 index was 8.7% higher and the average daily S&P index was 7.1% higher in the first nine months of 2006 than the first nine months of 2005. The increase in fixed annuity product sales from the same periods in the previous year includes $244 million and $472 million for the third quarter and first nine months of 2006, respectively, from the indexed annuity business acquired from the Jefferson-Pilot merger.

New deposits are an important component of our effort to grow the annuity business. Although deposits do not significantly impact current period income from operations, they are an important indicator of future profitability. In the past several years, we have concentrated our efforts on both product and distribution breadth. Annuity deposits increased 43% in the third quarter of 2006 and 37% for the first nine months of 2006, compared to the same 2005 periods, primarily due to growth in the variable annuity business. New deposits for the 2006 periods include amounts from Jefferson-Pilot.

The growth in individual variable annuity deposits was primarily a result of continued strong sales of products with the Lincoln Smart SecuritySM Advantage feature and the expansion of the wholesaling force in LFD. Variable annuity gross deposits in our Lincoln ChoicePlusSM and American Legacy products were up 25% and 24% for the third quarter and first nine months of 2006 compared to the same 2005 periods.

The other component of net flows is retention of the business. One of the key assumptions in pricing a product is the account persistency, which we refer to as the lapse rate. The lapse rate compares the amount of withdrawals to the retained account values. One way to measure a company’s success in retaining assets is to look at the overall level of withdrawals from period to period. Additionally, by comparing actual lapse rates to the rates assumed in designing the annuity product, it is possible to gauge the impact of persistency on profitability. Overall lapse rates for the third quarter and first nine months of 2006 were 14.0% and 12.3%, compared to 8.4% and 8.8% for the same periods in 2005. See the discussion below for the drivers of the increased lapse rates.

Our Step Five Fixed Annuity products have a sixty day window period following each five-year fixed guarantee period during which there is no surrender charge, and where crediting rates are reset at the beginning of the window period. Crediting rates for these products are either at or near minimum guaranteed crediting rates. As multi-year guarantees expire, policyholders have the opportunity to renew their annuities at rates in effect at that time. Our ability to retain these annuities will be subject to then-current competitive conditions. Account values for these products were $2.8 billion at December 31, 2005, with approximately $1.2 billion and $1.1 billion of account values entering the window period during 2006 and 2007, respectively. Amounts after 2007 are not significant. Through September 30, 2006, approximately $841 million of account values entered the window period. For both the third quarter and first nine months of 2006, we experienced lapse rates on these accounts of 56%. Our DAC amortization assumption is a lapse rate of 60% for this product. As discussed below in the section on Benefits and Expenses, in connection with our annual comprehensive review of assumptions underlying DAC\VOBA\DFEL amortization, we adjusted our lapse rate assumptions for these products to reflect actual experience to date. The after-DAC, after-tax effect to the earnings of the segment, is mitigated in part by a 50% coinsurance arrangement on 87% of the account values. See “Reinsurance” for additional information on this arrangement.

In addition to the Step Five Fixed Annuity product discussed above, included in the fixed annuity business acquired with the Jefferson-Pilot merger is approximately $4.1 billion of average fixed annuity policyholder fund balances with crediting rates that are reset on an annual basis and are not subject to surrender charges. We also have fixed annuity products with crediting rates that are reset on an annual basis, and are not subject to surrender charges. The average crediting rates in the third quarter of 2006 for the Jefferson-Pilot business were approximately 32 basis points in excess of average minimum guaranteed rates, including 42% that were already at their minimum guaranteed rates. Approximately $2.5 billion of fixed annuity policyholder fund balances acquired with the Jefferson-Pilot merger have multi-year guarantees, approximately $0.9 billion of which have begun to reset in 2006, with $373 million and $218 million entering reset periods in 2007 and 2008, respectively. As multi-year guarantees expire, policyholders have the opportunity to renew their annuities at rates in effect at that time. Our ability to retain these annuities will be subject to then-current competitive conditions. The average spread to the minimum underlying guarantee on these products is approximately 167 basis points. In the third quarter 2006, $541 million of fixed annuity policyholder fund balances reset, of which approximately $390 million lapsed where the holder did not select another product that we offer. In the fourth quarter of 2006, approximately $232 million of fixed annuities with multi-year guarantees will reset and we expect that approximately $150 million will lapse based upon emerging experience.

Net investment income increased 106% for the third quarter and 56% for the first nine months of 2006 compared with the same 2005 periods. The increase in net investment income for the 2006 periods is due to the addition of the Jefferson-Pilot companies. Overall growth in net investment income has been constrained due primarily to lower investment portfolio yields and lower average fixed annuity account values. Net investment income included $2 million and $6 million from commercial mortgage loan prepayment and bond makewhole premiums for the three and nine month periods ended September 30, 2006. There was no investment income from these items in the third quarter of 2005 and $2 million for the first nine months of 2005. Net investment income for the third quarter and first nine months of 2005 includes $1 million and $5 million, respectively, of higher income for partnerships. Net investment income for the third quarter and first nine months of 2006 also includes an increase of $32 million and $18 million, respectively from the mark-to-market adjustment for S&P index call options supporting the hedge program for the indexed annuity business acquired in the April 2006 merger with Jefferson-Pilot. This adjustment is largely offset by a related adjustment in insurance benefits expense.

When analyzing the impact of net investment income, it is important to understand that a portion of the investment income earned is credited to the policyholders of our fixed annuity products. The interest credited to policyholders is included in the segment’s insurance benefits. Annuity product interest rate margins represent the excess of the yield on earning assets over the average crediting rate. The yield on earning assets is calculated as net investment income on fixed product investment portfolios divided by average earning assets. The average crediting rate is calculated using interest credited on annuity products less bonus credits and excess interest on policies with the dollar cost averaging feature, divided by the average fixed account values net of coinsured account values. Fixed account values reinsured under modified coinsurance agreements are included in account values for this calculation. Interest credited to policyholder balances increased for the third quarter and first nine months of 2006 compared to the same 2005 periods as a result of the Jefferson-Pilot merger, partially offset by lower average fixed account values and lower average crediting rates.

    The interest rate margin table above summarizes the effect of changes in the portfolio yield, the rate credited to policyholders, as well as the impact of prepayment premiums on results on an after-DAC, after-tax basis. The adjusted interest rate margin was 2.06% and 1.74% for the third quarters of 2006 and 2005, respectively, and 1.84% and 1.75% for the corresponding nine-month periods. The improvements are due to increases in quarter-over-quarter investment income yield, a reduction in crediting rates and a change in default methodology, while declines in investment income yield were offset by declines in crediting rates for the nine-month periods. During the third quarter, we also harmonized our policy for accounting and reporting for investment defaults by discontinuing the historical practice followed by Jefferson-Pilot of business segments reimbursing Other Operations for actual default experience through an inter-company charge referred to as the default charge. This change in default methodology increased spreads and income from operations for this segment by 9 basis points and $2 million, respectively. This change did not have an effect on consolidated income from operations.

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

Benefits and Expenses

Insurance benefits include interest credited to policyholders of $208 million and $472 million in the third quarter and first nine months of 2006, compared to $97 million and $296 million for the same periods in 2005. Increases from the acquisition of Jefferson-Pilot were partially offset from past actions taken to lower crediting rates commensurate with the reduction in the overall investment yield over the last several years and lower fixed account values. See the table above for the interest rate credited to policyholders. Interest credited to policyholders for the third quarter and first nine months of 2006 also includes increases of $30 million and $17 million from the mark-to-market adjustment for indexed annuity liabilities acquired in the merger with Jefferson-Pilot resulting from changes in equity markets. This adjustment is largely offset in net investment income by a corresponding change in the market value of S&P index call options acquired to hedge the equity market exposure for these liabilities.

Also included in insurance benefits are the costs associated with guaranteed benefits included within variable annuities with the GMDB, GMWB or GIB riders. For the third quarter of 2006, unfavorable market conditions resulted in increased insurance benefits for the GMDB and GMWB riders, which were offset by favorable hedge results compared to the third quarter of 2005. For the first nine months of 2006, due to favorable market conditions, insurance benefits for the GMDB and GMWB riders were favorable compared to the same 2005 period. This favorable effect was offset by unfavorable hedge results in the first nine months of 2006 compared to the first nine months of 2005. The effect of changes in net reserve and benefit payments and results of the hedge program during the third quarter and first nine months of 2006 attributable to these guaranteed benefits was such that the period over period variances on an after-DAC and after-tax basis were not significant.

In the third quarter of 2006, we completed our annual comprehensive review of the assumptions underlying the prospective amortization of DAC, VOBA and DSI, and the calculations of the GMDB reserves and the embedded derivative related to GMWB. This review resulted in a net favorable unlocking adjustment due to unfavorable fixed annuity account value retention discussed above, growth in our GIB riders with higher partial withdrawals, and unfavorable mortality, partially offset by lowering our long-term interest assumption. For the three and nine months ended September 30, 2006, the result of this prospective assumption adjustment was a decrease in expenses of $6 million pre-tax ($4 million after-tax). The comprehensive review completed during the third quarter of 2006 is not expected to significantly affect future amortization expense.

In the third quarter of 2005, we completed our annual comprehensive review of the assumptions underlying the prospective amortization of DAC, VOBA and DSI, and the calculations of the GMDB reserves and the embedded derivative related to GMWB. This review resulted in a favorable adjustment due to continued favorable account value retention partially offset by mortality. For the three and nine months ended September 30, 2005, the result of this adjustment was a reduction in benefits and expenses of $33 million pre-tax ($21 million after-tax).

At September 30, 2006, the segment’s net amount at risk (“NAR”) related to contracts with a GMDB feature was $0.4 billion. The related GAAP and statutory reserves were $21 million and $44 million, respectively. The comparable amounts at December 31, 2005, were a NAR of $0.5 billion, GAAP reserves of $15 million and statutory reserves of $43 million. At any point in time, the NAR is the difference between the potential death benefit payable and the total account value, with a floor of zero (when account values exceed the potential death benefit there is no amount at risk). Accordingly, the NAR represents the maximum amount we would have to pay if all policyholders died. In evaluating the GMDB exposures that exist within our variable annuity business relative to industry peers, it is important to distinguish between the various types of GMDB features, and other factors such as average account values, average amounts of NAR, and the age of contractholders. The following table and discussion provides this information for our variable annuity business as of September 30, 2006:

	Type of GMDB Feature
	Return of	High Water
	Premium	Mark	Roll-up	No GMDB	Total
Variable Annuity Account Value (billions)	$21.7	$21.0	$0.4	$4.6	$47.7
% of Total Annuity Account Value	45.5%	44.0%	0.8%	9.7%	100.0%
Average Account Value (thousands)	$99.3	$99.9	$76.6	$68.6	$95.3
Average NAR (thousands)	$5.8	$8.2	$12.9	N/A	$7.9
NAR (billions)	$0.1	$0.3	$-	N/A	$0.4
Average Age of Contract Holder	64	63	66	62	63
% of Contract Holders > 70 Years of Age	13.9%	30.5%	39.7%	30.4%	19.4%

We have variable annuity contracts containing GMDBs that have a dollar for dollar withdrawal feature. Under such a feature, withdrawals reduce both current account value and the GMDB amount on a dollar for dollar basis. For contracts containing this dollar for dollar feature, the account holder could withdraw a substantial portion of their account value resulting in a GMDB that is multiples of the current account value. Our exposure to this dollar for dollar risk is somewhat mitigated by the fact that we do not allow for partial 1035 exchanges on non-qualified contracts. To take advantage of the dollar for dollar feature, the contractholder must take constructive receipt of the withdrawal and pay any applicable surrender charges. We report the appropriate amount of the withdrawal that is taxable to the Internal Revenue Service, as well as indicating whether or not tax penalties apply under the premature distribution tax rules. We closely monitor the dollar for dollar withdrawal GMDB exposure. Beginning in 2003, the GMDB feature offered on new contract sales is a pro-rata GMDB feature whereby each dollar of withdrawal reduces the GMDB benefit in proportion to the current GMDB to account value ratio. As of September 30, 2006, there were 812 contracts for which the death benefit to account value ratio was greater than ten to one. The NAR on these contracts was $52 million.

Underwriting, acquisition, insurance and other expenses increased $88 million, or 63%, and $167 million, or 37%, for the third quarter and first nine months of 2006, respectively, compared to the same 2005 periods. The increases were driven principally by $41 million and $92 million, respectively, from the Jefferson-Pilot companies, higher incentive compensation accruals, and account value growth from sales and favorable equity markets, which resulted in higher commission expenses, net of deferrals and higher DAC amortization.

Federal Income Taxes

Federal income tax expense for the third quarter and first nine months of 2006 include a reduction of $33 million related to a favorable true-up to the 2005 tax return primarily relating to the separate accounts DRD. The estimate for 2006 is expected to favorably benefit ongoing quarterly earnings by $5 million. For additional information see Note 4 to the unaudited Consolidated Financial Statements.

Individual Markets - Life Insurance

	Three Months Ended			Nine Months Ended
	September 30			September 30

			Increase			Increase
Operating Summary (in millions)	2006	2005	(Decrease)	2006	2005	(Decrease)
Operating Revenues:
Insurance premiums	$87	$48	81%	$228	$141	62%
Insurance fees	381	170	124%	964	552	75%
Net investment income	414	230	80%	1,070	681	57%
Other revenues and fees	13	11	18%	35	35	0%
Total Operating Revenues	895	459	95%	2,297	1,409	63%
Operating Expenses:
Insurance benefits	508	251	102%	1,268	760	67%
Underwriting, acquisition, insurance and other expenses	207	111	86%	523	373	40%
Total Operating Expenses	715	362	98%	1,791	1,133	58%
Income from operations before taxes	180	97	86%	506	276	83%
Federal income taxes	57	32	78%	167	90	86%
Income from Operations	$123	$65	89%	$339	$186	82%

	Three Months Ended			Nine Months Ended
	September 30			September 30
			Increase			Increase
(in millions)	2006	2005	(Decrease)	2006	2005	(Decrease)
Sales by Product
Universal Life ("UL")
Excluding MoneyGuardSM	$120	$46	161%	$259	$132	96%
MoneyGuardSM	8	9	-11%	23	25	-8%
Total Universal Life	128	55	133%	282	157	80%
Variable Universal Life ("VUL")	13	9	44%	39	29	34%
Whole Life	1	1	0%	2	1	100%
Term	10	8	25%	30	26	15%
Total	$152	$73	108%	$353	$213	66%

Net Flows (in billions)
Deposits	$0.753	$0.497	52%	$2.264	$1.435	58%
Withdrawals & Deaths	(0.262)	(0.202)	30%	(0.968)	(0.641)	51%
Net Flows	$0.491	$0.295	66%	$1.296	$0.794	63%
Policyholder Assessments	$0.526	$0.285	85%	$1.391	$0.846	64%

	As of September 30,		Increase
(in billions)	2006	2005	(Decrease)
Account Values
Universal Life	$18.8	$9.2	104%
Variable Universal Life	4.8	2.3	109%
Interest-Sensitive Whole Life ("ISWL")	2.2	2.2	0%
Total Life Insurance Account Values	$25.8	$13.7	88%

In Force-Face Amount
Universal Life and Other	$263.5	$127.0	107%
Term Insurance	232.2	184.3	26%
Total In-Force	$495.7	$311.3	59%

Net Amount at Risk
Universal Life and Other	$233.8	$110.9	111%
Term Insurance	231.1	183.5	26%
Total Net Amount at Risk	$464.9	$294.4	58%

Interest Rate Margins

			Increase			Increase
	Three Months		(Decrease)	Nine Months		(Decrease)
Periods Ended September 30,	2006	2005	(basis points)	2006	2005	(basis points)

Interest Sensitive Products
Net investment income yield	6.08%	6.35%	(27)	6.23%	6.35%	(12)
Interest rate credited to policyholders	4.52%	4.70%	(18)	4.51%	4.69%	(18)
Interest rate margin	1.56%	1.65%	(9)	1.72%	1.66%	6
Effect on Yield and Interest Rate Margin
Commercial mortgage loan prepayment and bond
makewhole premiums	0.20%	0.04%	16	0.15%	0.05%	10
Interest rate margin, excluding the above items	1.36%	1.61%	(25)	1.57%	1.61%	(4)
Effect on Income from Operations (After-tax, after-DAC) (in millions)
Commercial mortgage loan prepayment and bond
makewhole premiums	$4	$-		$7	$1

Traditional Products
Net investment income yield	6.61%	6.62%	(1)	6.63%	6.59%	4
Effect on Yield
Commercial mortgage loan prepayment and bond
makewhole premiums	0.15%	0.20%	(5)	0.15%	0.14%	1
Net investment income yield after adjusted for above items	6.46%	6.42%	4	6.48%	6.45%	3
Effect on Income from Operations (After-tax) (in millions)
Commercial mortgage loan prepayment and bond
makewhole premiums	$1	$-		$2	$1

Life Insurance - Comparison of Three and Nine months Ended September 30, 2006 to 2005

    Income from operations for this segment increased $58 million, or 89%, and $153 million, or 82%, for the three months and nine months ended September 30, 2006 compared to the same periods in 2005, respectively. The increase was driven by the Jefferson-Pilot merger. The increased operating results from the merger were partially offset by the unfavorable adjustments from the annual DAC/VOBA/DFEL comprehensive assumption review compared with the results of that review for the same 2005 periods, an increase in reserves for life insurance policies with secondary guarantees, and unfavorable investment results in the third quarter of 2006 due to a loss on an alternative investment.

Revenues, First Year Premium, In-force and Net Amount at Risk

Revenues for the third quarter and first nine months of 2006 increased 95% and 63% compared to the same 2005 periods due to inclusion of results from the Jefferson-Pilot companies beginning in April 2006. Revenues from insurance fees were up 124% and 75% for the third quarter and first nine months of 2006 compared to the 2005 periods. Insurance fees include mortality assessments, expense assessments (net of DFEL deferrals and amortization) and surrender charges. In addition to the effects of the merger, growth in mortality and expense assessments in the third quarter and first nine months of 2006 compared to the same periods in 2005 was primarily related to increased business in force due to new sales, favorable persistency and the impact of DFEL unlocking discussed in the Benefits and Expenses section below. The improved persistency results should positively affect future revenues.

For the third quarter and first nine months of 2006, we experienced growth in life insurance in-force and NAR in both term life and UL and other permanent products, both as a result of and in addition to the Jefferson-Pilot merger. It is important to view the in-force and NAR growth separately for term products versus UL and other permanent products, as term products by design have a lower profitability to face amount relationship than do permanent life insurance products. Insurance premium revenue relates primarily to whole life and term life insurance products. Term and whole life insurance products have insurance fees and COIs generated from the NAR. These are components of the change in policy reserves on these products, and are reflected in insurance benefits. Excluding the impact of the Jefferson-Pilot companies, insurance premiums for term insurance increased 53% and 43% for the third quarter and first nine months of 2006 compared to the same periods in 2005, while insurance premiums for whole life decreased 16% and 10% for the same periods. For term insurance, gross premiums grew 10% for the third quarter and 8% for the first nine months from continued growth in the term insurance book of business. Also contributing to the growth in net term insurance premiums was a 5% and 4% reduction in premiums paid for reinsurance coverage in the third quarter and first nine months of 2006 compared to the same periods in 2005, primarily resulting from restructuring our reinsurance program in September 2005. Under the restructured program, we reduced the percentage of each new term policy reinsured and changed from using coinsurance to using renewable term reinsurance. See “Reinsurance” below for additional information regarding our reinsurance coverage.

Sales in the table above and as discussed below are reported as follows:

▪	UL, VUL, MoneyGuard - 100% of annualized expected target premium plus 5% of paid excess premium, including an adjustment for internal replacements at approximately 50% of target.
▪	Whole Life and Term - 100% of first year paid premiums.

Previously, we reported sales as first year paid premium, excluding internal replacements, for all products. We changed our basis of reporting in the second quarter of 2006 to one more consistent with the reporting of industry sales.

Sales are not part of revenues (other than for term products) and do not have a significant impact on current quarter income from operations, but are indicative of future profitability. Total sales for the third quarter and first nine months of 2006 increased 108% and 66% compared to the same periods in 2005 as a result of the merger with the Jefferson-Pilot companies. Excluding the effects of the merger, growth in UL sales was constrained due to restructuring in our retail distribution operation that is now complete, maintaining pricing discipline in a highly competitive environment and a more disciplined approach to investor-owned life insurance sales.

Net investment income increased $184 million or 80%, and $389 million or 57%, in the three- and nine-month periods ended September 30, 2006, compared to the same 2005 periods, with the increase being driven by the merger with the Jefferson-Pilot companies. Excluding the effects of the merger, growth in investment income was constrained due to a loss in an alternative investment of $14 million pre-tax ($8 million after-tax, after-DAC), partially offset by growth in in-force and higher commercial mortgage loan prepayment and bond make whole premiums.

Interest rate margins for interest sensitive products declined 9 basis points for the third quarter and increased 6 basis points in the first nine months of 2006, respectively, compared to the same 2005 periods. Excluding the effects of commercial mortgage loan prepayment and bond make-whole premiums, interest rate margins for interest sensitive products decreased 25 and 4 basis points in the third quarter and first nine months of 2006, respectively, compared to the same 2005 periods. The loss in the third quarter on an alternative investment, as disclosed above, lowered interest rate margins by 22 and 5 basis points for the third quarter and first nine months of 2006, respectively. During the third quarter, we harmonized our policy for accounting and reporting for investment defaults by discontinuing the historical practice followed by Jefferson-Pilot of business segments reimbursing Other Operations for actual default experience through an inter-company charge referred to as the default charge. This change in default methodology increased spreads and income from operations for this segment by 10 basis points and $4 million, respectively. This change did not have an effect on consolidated income from operations. Interest sensitive products include UL and ISWL and provide for interest to be credited to policyholder accounts. The difference between what we credit to policyholder accounts and interest income we earn on interest sensitive assets is interest rate margin. Traditional products include term and whole life insurance with interest income used to build the policy reserves. At September 30, 2006 and 2005, interest-sensitive products represented approximately 81% and 78%, respectively, of total interest sensitive and traditional products earning assets.

At September 30, 2006, spreads between new money rates and general account yields have narrowed. Going forward, we expect to be able to manage the effects of spreads on near term operating income through a combination of rate actions and portfolio management. This assumes no significant changes in net flows into or out of our fixed accounts or other changes which may cause interest rate margins to differ from our expectations. At September 30, 2006, 50% of the interest sensitive account values have crediting rates at contract guaranteed levels, and 43% have crediting rates within 50 basis points of contractual guarantees. For information on interest rate margins and the interest rate risk due to falling interest rates, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this Form 10-Q.

Benefits and Expenses

Insurance benefits include interest credited to policyholders of $247 million and $631 million in the third quarter and first nine months of 2006, respectively, compared to $141 million and $418 million for the same periods in 2005, with the increase primarily attributable to the merger with the Jefferson-Pilot companies. Also contributing to the increase was growth in the book of business partially offset by actions taken by the segment to lower crediting rates commensurate with the reductions in the overall investment yield in 2005. Refer to the table above for the interest rate credited to policyholders.

Insurance benefits for the third quarter and first nine months include a reserve increase of $15 million pre-tax, ($10 million after-tax) from our annual comprehensive assumption reviews relating to life insurance products sold with secondary guarantees. The reserve increase resulted from updating long-term assumptions primarily investment interest rates, as part of our annual comprehensive assumption review. The change in assumptions is expected to result in an increase in reserves in the fourth quarter of $2 million ($1million after-tax), and similar increases are expected to continue for the forseeable future.

Also, as part of our annual comprehensive review of the assumptions, during the third quarter of 2006, we reviewed the assumptions underlying the amortization of DAC, VOBA and DFEL. As a result, for the three and nine months ended September 30, 2006, the segment had a DAC/VOBA/DFEL net prospective negative adjustment of $14 million pre-tax ($9 million after-tax), comprised of $(7) million DFEL and $21 million DAC/VOBA in the first nine months of 2006, primarily due to favorable persistency, mortality, and expenses.  The adjustments primarily reflect the impact of the increased reserves related to life insurance products sold with secondary guarantees, partially offset by improved mortality and expense assumptions. The comprehensive review during the third quarter of 2006 has also resulted in an increase in the on-going amortization expense of approximately $3 million pre-tax ($2 million after-tax) per quarter beginning in the third quarter of 2006.

As a result of the annual comprehensive review conducted in the third quarter of 2005, for the three and nine months ended September 30, 2005, the segment had DAC/VOBA/DFEL net prospective positive unlocking adjustment of $4 million pre-tax ($2 million after-tax), comprised of $(20) million DFEL and $24 million DAC/VOBA. The adjustments were the result of improved mortality assumptions, partially offset by less favorable retention and interest rate assumptions.

The segment had favorable retrospective DAC/VOBA/DFEL unlocking of $4 million pre-tax ($2 million after-tax) in the third quarter of 2006, primarily due to favorable persistency, partially offset in part by unfavorable investment results. Retrospective DAC/VOBA/DFEL unlocking in the third quarter and first nine months of 2005 was not significant. Retrospective DAC/VOBA/DFEL unlocking in the first nine months of 2005 was not significant.

UL and VUL products with secondary guarantees represented approximately 24% of permanent life insurance in-force at September 30, 2006 and approximately 69% of sales for these products. As more fully discussed in our 2005 Form 10-K, these products are subject to Actuarial Guideline 38 (also known as “AXXX” and “AG 38”) statutory reserve requirements. See “Review of Consolidated Financial Condition - Sources of Liquidity and Cash Flow - Financing Activities” for further information on the manner in which we reinsure our AG 38 reserves.

Underwriting, acquisition, insurance and other expenses increased $96 million and $150 million, for the third quarter and first nine months of 2006 compared to the same 2005 periods, with the increase being driven by the merger with the Jefferson-Pilot companies, higher incentive compensation accruals and the unfavorable DAC and VOBA unlocking discussed above.

Employer Markets

The Employer Markets business provides its products through two segments, Retirement Products and Group Protection, formerly known as Benefit Partners. The Retirement Products segment operates through two lines of business - Defined Contribution, which provides employer-sponsored variable and fixed annuities, mutual-fund based programs in the 401(k), 403(b), and 457 marketplaces; and Executive Benefits, which provides corporate- and bank-owned life insurance. The Group Protection segment of Employer Markets offers group life, disability, and dental insurance to employers.

Employer Markets - Retirement Products

	Three Months Ended			Nine Months Ended
	September 30			September 30
			Increase			Increase
Operating Summary (in millions)	2006	2005	(Decrease)	2006	2005	(Decrease)
Operating Revenues:
Insurance fees	$68	$68	0%	$203	$183	11%
Net investment income	276	222	24%	784	666	18%
Other revenues and fees	5	8	-38%	19	23	-17%
Total Operating Revenues	349	298	17%	1,006	872	15%
Operating Expenses:
Insurance benefits	178	151	18%	494	433	14%
Underwriting, acquisition, insurance and other expenses	87	68	28%	241	229	5%
Total Operating Expenses	265	219	21%	735	662	11%
Income from operations before taxes	84	79	6%	271	210	29%
Federal income taxes	19	23	-17%	76	58	31%
Income from Operations	$65	$56	16%	$195	$152	28%

Defined Contribution

	Three Months Ended			Nine Months Ended
	September 30			September 30
			Increase			Increase
Operating Summary (in millions)	2006	2005	(Decrease)	2006	2005	(Decrease)
Operating Revenues:
Insurance fees	$56	$55	2%	$170	$157	8%
Net investment income	185	177	5%	558	530	5%
Other revenues and fees	4	7	-43%	15	19	-21%
Total Operating Revenues	245	239	3%	743	706	5%
Operating Expenses:
Insurance benefits	103	101	2%	306	301	2%
Underwriting, acquisition, insurance and other expenses	75	62	21%	217	207	5%
Total Operating Expenses	178	163	9%	523	508	3%
Income from operations before taxes	67	76	-12%	220	198	11%
Federal income taxes	15	23	-35%	61	56	9%
Income from Operations	$52	$53	-2%	$159	$142	12%

	September 30,		Increase
Account Values (in billions)	2006	2005	(Decrease)

Variable Annuities	$16.5	$15.3	8%
Fixed Annuities	11.1	10.7	4%
Total Annuities	27.6	26.0	6%

Alliance Mutual Funds	4.6	3.7	24%
Total Annuities and Alliance	$32.2	$29.7	8%

Fixed Portion of Variable Annuity	$6.3	$5.9	7%

	Periods Ended September 30,			Periods Ended September 30,
	Three Months			Nine Months

			Improvement			Improvement
Net Flows (in billions)	2006	2005	(Decline)	2006	2005	(Decline)
Variable Portion of Variable Annuity Deposits	$0.583	$0.553	5%	$1.966	$1.637	20%
Variable Portion of Variable Annuity Withdrawals	(0.565)	(0.548)	-3%	(1.888)	(1.556)	-21%
Variable Portion of Variable Annuity Net Flows	0.018	0.005	N/M	0.078	0.081	-4%
Fixed Portion of Variable Annuity Deposits	0.111	0.133	-17%	0.350	0.432	-19%
Fixed Portion of Variable Annuity Withdrawals	(0.265)	(0.155)	-71%	(0.716)	(0.632)	-13%
Fixed Portion of Variable Annuity Net Flows	(0.154)	(0.022)	N/M	(0.366)	(0.200)	83%
Total Variable Annuity Deposits	0.694	0.686	1%	2.316	2.069	12%
Total Variable Annuity Withdrawals	(0.830)	(0.703)	-18%	(2.604)	(2.188)	-19%
Total Variable Annuity Net Flows	(0.136)	(0.017)	N/M	(0.288)	(0.119)	142%
Fixed Annuity Deposits	0.157	0.126	25%	0.413	0.412	0%
Fixed Annuity Withdrawals	(0.162)	(0.174)	7%	(0.383)	(0.489)	22%
Fixed Annuity Net Flows	(0.005)	(0.048)	90%	0.030	(0.077)	139%
Total Annuity Deposits	0.851	0.812	5%	2.729	2.481	10%
Total Annuity Withdrawals	(0.992)	(0.877)	-13%	(2.987)	(2.677)	-12%
Total Annuity Net Flows	(0.141)	(0.065)	117%	(0.258)	(0.196)	32%

Alliance Mutual Fund Deposits	0.235	0.200	18%	0.757	0.843	-10%
Alliance Mutual Fund Withdrawals	(0.057)	(0.107)	-47%	(0.168)	(0.202)	-17%
Total Alliance Mutual Fund Net Flows	0.178	0.093	91%	0.589	0.641	-8%

Total Annuity and Alliance Deposits	1.086	1.012	7%	3.486	3.324	5%
Total Annuity and Alliance Withdrawals	(1.049)	(0.984)	-7%	(3.155)	(2.879)	-10%
Total Annuity and Alliance Net Flows	$0.037	$0.028	32%	$0.331	$0.445	-26%

Annuities Incremental Deposits	$0.829	$0.796	4%	$2.672	$2.452	9%
Alliance Mutual Fund Incremental Deposits	0.235	0.200	18%	0.757	0.843	-10%
Total Annuities and Alliance Incremental Deposits (1)	$1.064	$0.996	7%	$3.429	$3.295	4%

(1)	Incremental Deposits represent gross deposits reduced by transfers from other segment products.

Interest Rate Margins

	Three Months			Nine Months
			Increase			Increase
			(Decrease)			(Decrease)
Periods Ended September 30,	2006	2005	(basis points)	2006	2005	(basis points)
Net investment income yield	6.36%	6.25%	11	6.34%	6.26%	8
Interest rate credited to policyholders	3.74%	3.67%	7	3.71%	3.68%	3
Interest rate margin	2.62%	2.58%	4	2.63%	2.58%	5
Effect on yield and interest rate margin from
commercial mortgage loan prepayment
and bond makewhole premiums	0.14%	0.07%	7	0.14%	0.11%	3
Interest rate margin adjusted	2.48%	2.51%	(3)	2.49%	2.47%	2

Average fixed annuity account values (in billions)	$11.0	$11.0		$11.0	$10.9

Effect on income from operations (after-tax,
after-DAC) (in millions)
Commercial mortgage loan prepayment
and bond makewhole premiums	$1	$1		$4	$3

Defined Contribution - Comparison of Three and Nine months Ended September 30, 2006 to 2005

Income from operations for this segment’s Defined Contribution business declined $1 million, or 2%, and increased $17 million, or 12%, for the three and nine months ended September 30, 2006 compared to the same periods in 2005, respectively. Third quarter results for 2006 and 2005 include favorable after-tax adjustments of $2 million and $12 million from the completion of our annual comprehensive review of assumptions underlying the amortization of DAC and VOBA. The third quarter of 2006 also includes a favorable tax adjustment primarily related to the separate account DRD. Excluding these items, income from operations for the three and nine month periods ended September 30, 2006 compared to the same 2005 periods benefited from increases in account values from cumulative positive net flows and improvement in the equity markets between periods.

Revenues

Insurance fees increased 2% in the third quarter and 8% in the first nine months of 2006 compared to the same periods in 2005 as a result of increases in average daily variable annuity account values. The increase in account values reflects cumulative positive net flows and improvement in the equity markets between periods. Excluding the impact of dividends, the S&P 500 index was 8.7% higher and the average daily S&P index was 7.1% higher in the first nine months of 2006 than the first nine months of 2005. Product sales, as measured by deposits, increased 7% in the third quarter of 2006, compared to the third quarter of 2005, across all product lines. Deposits for the first nine months of 2006 increased 5% over the same 2005 period as higher variable annuity sales more than offset lower Alliance mutual fund deposits.

New deposits are an important component of our effort to grow the Defined Contribution business. Although deposits do not significantly impact current period income from operations, they are an important indicator of future profitability. Annuity deposits increased 5% in the third quarter of 2006 and 10% for the first nine months of 2006 compared to the same 2005 periods, primarily due to growth in the annuity-based 401(k) Director business.

Alliance program deposits were $345 million and $1.1 billion (including Alliance program fixed annuity deposits) in the third quarter and first nine months of 2006, an increase of 18% and a decline of 8%, respectively from the same 2005 periods. The Alliance program bundles our fixed annuity products with mutual funds, along with recordkeeping and employee education components. We earn fees for the services that we provide to mutual fund accounts and investment margins on fixed annuities of Alliance program accounts. The amounts associated with the Alliance mutual fund program are not included in the separate accounts reported in our Consolidated Balance Sheets. During the first nine months of 2006, we restructured the Alliance program sales organization and now have a dedicated team in place to focus on deposit growth going forward.

In October 2006, we terminated the relationship with the third-party wholesaler of our 401(k) Director product, after having provided a 90-day notice of termination in July. Although the effect of the termination on sale of the 401(k) Director product is still unknown, we do not expect the termination to have a material adverse effect on our results of operations.

The other component of net flows is lapse rates. Overall lapse rates were 13.1% and 13.2% for the three and first nine months ended September 30, 2006, compared to 12.0% and 12.4% for the third quarter and first nine months of 2005. In both periods, overall lapse rates have been more favorable than the level of persistency assumed in product pricing. We believe that over time, the persistency of the employer-sponsored business tends to be higher than in the individual annuity marketplace as employer-sponsored products involve systematic deposits, are part of an overall employee benefit plan, and are generally not subject to the level of exchange activity typically experienced in the individual marketplace.

Net investment income increased 5% in the three and nine month periods ended September 30, 2006, compared with the same 2005 periods. The increases were due to growth in fixed annuity account values. The increase also includes $4 million and $11 million from commercial mortgage loan prepayment and bond makewhole premiums for the third quarter and first nine months of 2006 compared to $2 million and $9 million for the same 2005 periods.

A portion of the investment income in this segment is credited to our fixed annuity policyholders. The interest credited to policyholders is included in the segment’s expenses. As stated above, annuity product interest rate margins represent the excess of the yield on earning assets over the average crediting rate. The yield on earning assets is calculated as net investment income on fixed product investment portfolios divided by average earning assets. The average crediting rate is calculated using interest credited on annuity products divided by the average fixed account values. Interest credited to policyholder balances increased for the third quarter and first nine months of 2006 compared to the same 2005 periods as a result of higher average fixed account values and higher average crediting rates.

The interest rate margin table above summarizes the effect of changes in the portfolio yield, the rate credited to policyholders, as well as the impact of prepayment premiums on results on an after-DAC, after-tax basis. The interest rate margin increased to 2.62% for the third quarter of 2006 from 2.58% for the same 2005 period. This was driven by an increase in quarter-over-quarter investment income yield, partially offset by an increase in crediting rates. After removing the effects of prepayment premiums, the interest rate margin was 2.48% for the third quarter of 2006 compared to 2.51% for the third quarter of 2005. In response to the competitive environment, we increased crediting rates in April 2006 by 10 basis points for a series of our fixed annuity products with approximately $6 billion of account values. Effective October 1, 2006, we increased the crediting rates for these products by an additional 10 basis points. We are currently evaluating further crediting rate actions, with the expectation of maintaining stable spreads over the near term, excluding the effects of prepayment premiums. For information on interest rate margins and the interest rate risk due to falling interest rates, see “Item 3 - Quantitative and Qualitative Disclosures About Market Risk” of this Form 10-Q.

Benefits and Expenses

Interest credited to policyholders is included in insurance benefits and increased 2% in the third quarter and first nine months of 2006, compared to the same periods in 2005. The increase is a result of the increase in crediting rates discussed above. See the table above for the interest rate credited to policyholders.

Underwriting, acquisition, insurance and other expenses increased 21% and 5% for the third quarter and first nine months of 2006, respectively, compared to the same 2005 periods. These increases were primarily the result of less favorable DAC/VOBA adjustments as discussed below, higher incentive compensation accruals and a change in expense allocation methodology put into effect in the second quarter of 2006 as a result of the Jefferson-Pilot merger, which shifted expenses to other business segments. The change in methodology was not material to the other segments and did not affect consolidated expenses.

During the third quarter of 2006, we conducted our annual comprehensive review of the assumptions underlying the amortization of DAC, VOBA and DFEL. As a result of this comprehensive review, for the three and nine months ended September 30, 2006, the segment had DAC/VOBA/DFEL net prospective positive unlocking adjustment of $7 million pre-tax ($5 million after-tax). The adjustments primarily reflect a lower long-term interest rate assumption and favorable margins, partially offset by lower persistency assumptions. The comprehensive review during the third quarter of 2006 is not expected to significantly affect on-going amortization expense.

As a result of the annual comprehensive review conducted in the third quarter of 2005, for the three and nine months ended September 30, 2005, the segment had DAC/VOBA/DFEL net prospective positive unlocking adjustment of $22 million pre-tax ($14 million after-tax). The adjustments were the result of improved retention assumptions.

A portion of the variable annuity contracts in the segment contain GMDB’s in the form of a Return of Premium (“ROP”) GMDB feature, which guarantees a return of premiums adjusted for any withdrawals. At September 30, 2006, approximately $13.8 billion, or 60%, of variable annuity contract account values contained an ROP death benefit feature and the net amount at risk related to these contracts was $23 million.  The remaining variable annuity contract account values, including all the 401(k) Director product, contain no GMDB feature.

Federal Income Taxes

    Federal income tax expense for the third quarter and first nine months of 2006 include a reduction of $3 million related to a favorable true-up to the 2005 tax return primarily relating to the separate accounts DRD. The estimate for 2006 is not expected to significantly affect ongoing quarterly earnings. For additional information, see Note 4 to the unaudited Consolidated Financial Statements.

Executive Benefits

Executive Benefits
	Three Months Ended			Nine Months Ended
	September 30			September 30
			Increase			Increase
Operating Summary (in millions)	2006	2005	(Decrease)	2006	2005	(Decrease)
Operating Revenues:
Insurance fees	$12	$13	-8%	$33	$26	27%
Net investment income	91	45	102%	226	136	66%
Other revenues and fees	1	1	0%	4	4	0%
Total Operating Revenues	104	59	76%	263	166	58%
Operating Expenses:
Insurance benefits	75	50	50%	188	132	42%
Underwriting, acquisition, insurance and other expenses	12	6	100%	24	22	9%
Total Operating Expenses	87	56	55%	212	154	38%
Income from operations before taxes	17	3	NM	51	12	NM
Federal income taxes	4	-	NM	15	2	NM
Income from Operations	$13	$3	333%	$36	$10	260%

Net Flows and Account Values

	Three Months Ended			Nine Months Ended
	September 30,		Increase	September 30,		Increase
(in billions)	2006	2005	(Decrease)	2006	2005	(Decrease)
COLI/BOLI- Balance Beginning-of-Period	$4.228	$1.194	254%	$1.318	$1.122	17%
Business acquired	-	-	NM	2.795	-	NM
Deposits	0.058	0.057	2%	0.182	0.158	15%
Withdrawals & deaths	(0.069)	(0.015)	NM	(0.118)	(0.046)	157%
Net flows	(0.011)	0.042	NM	0.064	0.112	-43%
Policyholder assessments	(0.016)	(0.008)	92%	(0.042)	(0.024)	75%
Interest credited and change in market value	0.051	0.028	82%	0.117	0.046	267%
COLI/BOLI-Balance End-of-Period	$4.252	$1.256	239%	$4.252	$1.256	238%

	September 30,
	2006	2005
COLI/BOLI - In-Force	$15.342	$7.506	104%

Institutional Pensions - Account Values	$2.711	$2.877	-6%

Executive Benefits - Comparison of Three and Nine months Ended September 30, 2006 to 2005

Income from operations for Executive Benefits business increased $10 million and $26 million for the three months and nine months ended September 30, 2006 compared to the same periods in 2005, respectively, due primarily to the April 2006 merger with Jefferson-Pilot. Excluding the effects of the merger, growth in our COLI/BOLI in-force also contributed to the increases. Mortality in the Institutional Pension business was unfavorable for the third quarter of 2006 compared to the third quarter of 2005, but remained favorable for the first nine months of 2006 compared to the same 2005 period.

Revenues

Insurance fees for this business declined 8% and increased 27% for the third quarter and first nine months of 2006, respectively, primarily as a result of the Jefferson-Pilot BOLI business.

Included in the COLI/BOLI acquired with the Jefferson-Pilot companies are life insurance products sold to community banks, which accounted for $2 billion in policyholder fund balances. At September 30, 2006, VOBA balances, net of unearned revenue reserves, related to these blocks was approximately $123 million. These policies, which are generally not subject to surrender charges, are owned by several thousand policyholders. These policies were primarily originated through, and continue to be serviced by, two marketing organizations. The surrender rate for this product may increase beyond current experience due to the absence of surrender charges and rising interest rates that may result in returns available to policyholders on competitors’ products being more attractive than on our policies in force. The following factors may influence policyholders to continue these coverages: 1) our ability to adjust crediting rates; 2) relatively high minimum rate guarantees; 3) the difficulty of re-underwriting existing and additional covered lives; and 4) unfavorable tax attributes of certain surrenders. Our assumptions for amortizing VOBA and unearned revenue for these policies reflect a higher long-term expected lapse rate than other blocks of business due to the factors noted above. Lapse experience for this block in a particular period could vary significantly from our long-term lapse assumptions.

Net investment income increased 102% and 66% in the three- and nine-month periods ended September 30, 2006, respectively, compared with the same 2005 periods. The increases were driven principally by the Jefferson-Pilot merger.

Benefits and Expenses

Insurance benefits, which includes interest credited to policyholders, increased $25 million, or 50%, in the third quarter and $56 million, or 42%, in the first nine months of 2006, compared to the same periods in 2005. The increase is primarily due to interest credited to Jefferson-Pilot policyholders. On July 1, 2006 we implemented a 25 basis point increase in crediting rates on our Jefferson-Pilot ESP/BOLI business. Excluding the increase from Jefferson-Pilot companies, insurance benefits for 2006 were essentially level with the same 2005 periods, as increased interest credited on the COLI/BOLI business from growth in account values and rate increases was offset by favorable mortality in the institutional pension business.

Underwriting, acquisition, insurance and other expenses increased $6 million, or 100%, and $2 million, or 9%, for the third quarter and first nine months of 2006, respectively, compared to the same 2005 periods. These increases were primarily the result of inclusion of the Jefferson-Pilot ESP/BOLI business and higher incentive compensation accruals, partially offset by a change in expense allocation methodology put into effect in the third quarter of 2006 as a result of the April 2006 Jefferson-Pilot merger. The change in methodology did not affect consolidated expenses.

During the third quarters of 2006 and 2005, we conducted our annual comprehensive reviews of the assumptions underlying the amortization of DAC, VOBA and DFEL. Adjustments to expenses resulting from these reviews were not significant for this business. Also included in acquisition expenses is retrospective unlocking of DAC/VOBA/DFEL, which was not significant for the 2006 periods and the third quarter of 2005. Retrospective unlocking for the first nine months of 2005 resulted in an unfavorable adjustment of $2 million pre-tax ($1 million after-tax) due to less favorable persistency.

Employer Markets - Group Protection

The Group Protection segment, formerly referred to as Benefit Partners, offers group life, disability, and dental insurance to employers. The segment’s products are marketed primarily through a national distribution system of regional group offices. These offices develop business through employee benefit brokers, third-party administrators and other employee benefit firms. The Group Protection segment was added as a result of our merger with Jefferson-Pilot. Therefore, its results are included in our consolidated results effective with the second quarter 2006.

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
Operating Summary (in millions)	2006	2006(1)
Operating Revenues:
Insurance premiums	$304	$633
Net investment income	27	52
Other revenues and fees	1	2
Total Operating Revenues	332	687
Operating Expenses:
Insurance benefits	213	439
Underwriting, acquisition, insurance and other expenses	75	147
Total Operating Expenses	288	586
Income from operations before taxes	44	101
Federal income taxes	15	35
Income from Operations	$29	$66

(1) Reflects results from the closing of the Jefferson-Pilot merger on April 3, 2006

Product Line Data	Three Months Ended September 30, 2006			Nine Months Ended September 30, 2006
	Income from	Earned		Income from	Earned
(in millions)	Operations	Premiums	Loss Ratios	Operations	Premiums	Loss Ratios

Life	$10	$110	72.3%	$23	$222	70.1%
Disability	16	135	64.5%	37	268	61.9%
Dental	2	31	71.7%	4	63	73.9%
Total Non-medical	28	276	68.4%	64	553	66.6%
Other	1	28		2	80
Total	$29	$304		$66	$633

Expense Ratios
General and Administrative Expenses
to Earned Premiums	11.7%			10.6%

Total Expenses to Earned Premiums	24.5%			23.2%

Sales - Annualized Premium
Life, Disability and Dental Combined	$50			$96

Income from operations for this segment was $29 million and $66 million for the third quarter and first nine months of 2006, respectively, and benefited from favorable claim experience on all products, particularly long-term disability. We recognize premiums for this segment as revenues and claims are incurred. Because group underwriting risks may change over time, management focuses on trends in loss ratios to compare actual experience with pricing expectations. The level of expenses is also an important driver of profitability for this segment, as group insurance contracts are offered within an environment that competes on the basis of price and service. Reported sales relate to long-duration contracts sold to new policyholders and new programs sold to existing policyholders. The trend in sales is an important indicator of development of business in force over time.

Revenues

The Employer Markets Group Protection segment did not experience any substantial change as a result of the merger. Insurance premiums for the third quarter and first nine months of 2006 increased modestly compared to similar periods in 2005 reported by Jefferson-Pilot prior to the merger. Sequentially, premiums declined from last quarter, largely due to lower premiums from its non-core Exec-U-Care® business. Premiums on this product are seasonal based on underlying claim reporting patterns, with the second quarter of the year reflecting higher premiums than other quarters. The Exec-U-Care® business provides an insured medical expense reimbursement vehicle to executives for non-covered health plan costs, produces significant revenues and benefits expenses for this segment but only a limited amount of segment income from operations. Discontinuance of this product would significantly impact segment revenues. Core non-medical premiums showed growth over comparable periods reported by Jefferson-Pilot in 2005, but sequentially were essentially flat due to lower sales. Sales have declined in part due to the adverse impact of premium rate increases implemented in prior quarters and weaker industry sales in general.

Benefits and Expenses

Policy benefits reflect a total non-medical loss ratio of 68.4% and 66.6% for the third quarter and first nine months of 2006, respectively, and were driven primarily by better than expected long-term disability results that we do not believe are sustainable. We experienced favorable long-term disability claims incidence and favorable claims terminations that significantly decreased our loss ratios and reduced policy benefits by $8 million and $20 million pre-tax, respectively, for the 2006 periods. Effective claims management contributed to the favorable claim termination experience. We believe that loss ratios in the low-to-mid 70s are more representative of longer-term expectations on this line of business. The discount rate used to calculate long-term disability and life waiver reserves is 5.27%.

Underwriting, acquisition, insurance and other expenses for the third quarter and first nine months of 2006 were at unit expense levels comparable to prior periods reported as Jefferson-Pilot. Excluding the effects of DAC and VOBA amortization, these expenses increased as a percentage of earned premiums due to increased incentive compensation accruals in the third quarter of 2006. During the third quarter of 2006, as a result of a review of assumptions for DAC amortization, we changed the DAC amortization period to 15 years, consistent with the period for VOBA, for all products except Dental, which remains at 7 years. This change was implemented retroactive to the merger date and did not have a significant effect on results.

Investment Management

	Three Months Ended			Nine Months Ended
	September 30			September 30
			Increase			Increase
Operating Summary (in millions)	2006	2005	(Decrease)	2006	2005	(Decrease)
Operating Revenues:
Investment advisory fees	$82	$68	21%	$242	$185	31%
Investment advisory fees - insurance-related	24	25	(4%)	72	74	(3%)
Other revenues and fees	34	30	13%	101	88	15%
Total Operating Revenues	140	123	14%	415	347	20%
Operating Expenses:
Operating and administrative expenses	120	115	4%	353	334	6%
Total Operating Expenses	120	115	4%	353	334	6%

Income from operations before Federal income taxes	20	8	150%	62	13	377%
Federal income taxes	7	3	133%	21	5	320%
Income from Operations	$13	$5	160%	$41	$8	413%

Assets Under Management

September 30, (in billions)	2006	2005	Increase
Retail-Equity	$36.954	$30.988	19%
Retail-Fixed	10.521	9.371	12%
Total Retail	47.475	40.359	18%

Institutional-Equity	22.649	18.951	20%
Institutional-Fixed	19.387	13.964	39%
Total Institutional	42.036	32.915	28%

Insurance-related Assets	67.410	43.095	56%
Total Assets Under Management	$156.921	$116.369	35%

Total Sub-advised Assets, included in above amounts
Retail	$16.421	$14.319	15%
Institutional	4.561	4.986	(9%)
Total Sub-advised Assets at the End of the Period	$20.982	$19.305	9%

Net Flows

	Three Months			Nine Months
			Increase			Increase
Periods Ended September 30, (in billions)	2006	2005	(Decrease)	2006	2005	(Decrease)
Retail:
Equity:
Fund deposits	$1.516	$2.630	-42%	$6.834	$8.719	-22%
Redemptions and transfers	(1.999)	(1.211)	65%	(6.019)	(4.178)	44%
Net flows-Equity	(0.483)	1.419	NM	0.815	4.541	-82%

Fixed Income:
Fund deposits	0.981	0.942	4%	2.965	2.753	8%
Redemptions and transfers	(0.798)	(0.641)	24%	(2.453)	(2.000)	23%
Net flows-Fixed Income	0.183	0.301	-39%	0.512	0.753	-32%

Total Retail:
Fund deposits	2.497	3.572	-30%	9.799	11.472	-15%
Redemptions and transfers	(2.797)	(1.852)	51%	(8.472)	(6.178)	37%
Net flows-Total Retail	(0.300)	1.720	NM	1.327	5.294	-75%

Institutional:
Equity:
Inflows/deposits	1.274	2.131	-40%	4.367	7.431	-41%
Withdrawals and transfers	(0.843)	(0.948)	-11%	(3.186)	(2.693)	18%
Net flows-Equity	0.431	1.183	-64%	1.181	4.738	-75%

Fixed Income:
Inflows/deposits	1.133	1.036	9%	5.847	4.038	45%
Withdrawals and transfers	(0.518)	(0.393)	32%	(1.704)	(1.731)	-2%
Net flows-Fixed Income	0.615	0.643	-4%	4.143	2.307	80%

Total Institutional:
Inflows/deposits	2.407	3.167	-24%	10.214	11.469	-11%
Withdrawals and transfers	(1.361)	(1.341)	1%	(4.890)	(4.424)	11%
Net flows-Total Institutional	1.046	1.826	-43%	5.324	7.045	-24%

Combined Retail and Institutional:
Deposits/inflows	4.904	6.739	-27%	20.013	22.941	-13%
Redemptions, withdrawals and transfers	(4.158)	(3.193)	30%	(13.362)	(10.602)	26%
Net flows-Combined Retail and Institutional	$0.746	$3.546	-79%	$6.651	$12.339	-46%

Note:     The term deposits, in the above table and in the following discussion, represents purchases of mutual funds and managed accounts, deposits in variable annuity funds, and inflows in advisory accounts.

Investment Management - Comparison of Three and Nine months Ended September 30, 2006 to 2005

Income from operations for the third quarter and first nine months of 2006 was $13 million and $41 million, respectively, compared to $5 million and $8 million for the same 2005 periods. These improvements were driven by growth in assets under management. In addition, the 2005 periods include expenses associated with investment talent acquisitions.

Revenues, Deposits and Net Flows

Investment advisory fees increased 21% and 31% for the third quarter and first nine months of 2006 compared to the same periods in 2005, due to a higher average level of assets under management resulting from positive net flows and changes in product mix, and improved returns in the equity markets. We believe that changes in the management of certain asset category offerings and the recognition in the marketplace of improving investment performance are the primary drivers of the increase in the asset base and continued growth in net flows. The level of net flows may vary considerably from period to period and net flows in one quarter may not be indicative of net flows in subsequent quarters.

Investment advisory fees include amounts that are ultimately paid to sub-advisors for managing the sub-advised assets. The amounts paid to sub-advisors are included in the segment’s expenses. In addition, included in the investment advisory fees—external are fees earned from managing funds included within our variable annuity and life insurance products.

Investment advisory fees - insurance-related is made up of fees for asset management services this segment provides for our general account assets supporting our fixed products and surplus, including those of the Individual and Employer Markets businesses. In the second quarter of 2006, we lowered the fees being charged for this service to 9 basis points on assets managed from 16 basis points. The effect on revenue was generally offset by an increase in general account assets from the Jefferson-Pilot merger.

The increase in assets under management from September 30, 2005 to 2006 is primarily the result of positive net flows, market value gains and the increase in general account assets from the Jefferson-Pilot merger. Net flows for the twelve months ended September 30, 2006, were $2.5 billion in retail and $7.1 billion in institutional. Market value gains were $4.6 billion in retail and $2.1 billion in institutional for the same period.

The International ADR managed accounts product currently sub-advised by Mondrian Investment Partners was closed to new investors in the second quarter of 2006. This closure was primarily driven by investment considerations surrounding capacity limitations and the need to protect the interests of our existing customers. Compared to the same 2005 periods, our flow of funds from new managed accounts declined as a result of this product closing for the three- and nine-month periods ended September 30, 2006. Our International Value team offers an alternative to the closed International product. Although impacting the growth of deposits and the level of investment advisory fees, the closing of the International ADR managed accounts has not had an adverse material effect on our results of operations.

In May 2006, we closed several Large Cap Growth products to new accounts. These products remain open to contributions from existing accounts. This product had experienced significant growth in the last several quarters prior to closing. Similar to the International ADR product, this closure was primarily driven by investment considerations surrounding capacity limitations and the need to protect the interests of our existing customers. Although impacting the growth of deposits and the level of investment advisory fees, the closing of this product has not had an adverse material effect on our results of operations.

Expenses

Operating and administrative expenses increased 4% in the third quarter and 6% for the first nine months of 2006 compared to the same periods in 2005, primarily from expenses that vary with revenues and levels of assets under management. Unlike the capitalization of acquisition costs with insurance products, the capitalization of acquisition costs of new business in the asset management business is limited to the back-end sales charges for certain classes of shares. Operating and administrative expenses first nine months of 2005 include the second quarter 2005 additions of a large cap equity growth team and an international equity team.

Lincoln UK
	Three Months Ended			Nine Months Ended
	September 30			September 30
			Increase			Increase
Operating Summary (in millions)	2006	2005	(Decrease)	2006	2005	(Decrease)
Operating Revenues:
Insurance premiums	$21	$17	24%	$58	$48	21%
Insurance fees	33	65	-49%	112	147	-24%
Net investment income	18	21	-14%	53	61	-13%
Total Operating Revenues	72	103	-30%	223	256	-13%

Operating Expenses:
Insurance benefits	25	35	-29%	78	89	-12%
Underwriting, acquisition, insurance and other expenses	34	53	-36%	101	121	-17%
Total Operating Expenses	59	88	-33%	179	210	-15%

Income before taxes	13	15	-13%	44	46	-4%
Federal income taxes	5	5	0%	15	16	-6%
Income from Operations	$8	$10	-20%	$29	$30	-3%

			Increase
September 30, (in billions)	2006	2005	(Decrease)
Unit-Linked Assets	$8.1	$7.2	13%
Individual Life Insurance In-Force	18.5	18.2	2%
Exchange Rate Ratio-U.S. Dollars to Pounds Sterling:
Average for the Period	1.878	1.779	6%
End of Period	1.872	1.764	6%

Lincoln UK - Comparison of Three and Nine months Ended September 30, 2006 to 2005

Revenues

The average exchange rate for the U.S. dollar relative to the British pound sterling increased 6% for the third quarter of 2006 and declined 1% for the first nine months of 2006 compared to the same periods in 2005. Excluding the effect of the exchange rate, insurance premiums increased 18% and 22%, respectively, for the third quarter of 2006 and first nine months of 2006 compared to the same periods in 2005. The increase in insurance premiums reflects an increase in the annuitization of vesting pension policies. The receipt of these premiums results in a corresponding increase in benefits. Our annualized policy lapse rate, as measured by the number of policies in-force, improved slightly to 6.7% for the nine months ended September 30, 2006, compared to 7.0% for the comparable 2005 period. Excluding the effects of exchange rates, insurance fees declined 52% and 23%, respectively, for the third quarter and first nine months of 2006 compared to the same periods in 2005, which were driven by adjustments from the completion of our third quarter comprehensive assumption reviews for 2006 and 2005, as discussed below.

Comprehensive reviews of the assumptions underlying the amortization of DAC/VOBA/DFEL were completed in the third quarters of 2006 and 2005 which resulted in impacts to income from operations of $(4) million pre-tax ($(3) million after-tax) and $3 million pre-tax ($2 million after-tax), respectively. The effect of these reviews on DFEL resulted in a negative unlocking adjustment of $11 million in the third quarter of 2006, compared with a positive unlocking adjustment of $22 million in the third quarter of 2005. The adjustment for 2006 results from less favorable retention of pension assets, while a modeling change drove the 2005 adjustment. The impact of the unlocking of DAC and VOBA is included in expenses discussed below.

 Expenses

Operating expenses were 33% lower in the third quarter of 2006 and 15% lower in the first nine months of 2006 compared to the same periods in 2005. Excluding the effect of the exchange rate, operating expenses were 36% and 14% lower in the first quarter and first nine months of 2006 than the same periods in 2005. The decrease in operating expenses was driven by adjustments from our annual comprehensive review of assumptions for the amortization of DAC/VOBA/DFEL conducted in the third quarters of 2006 and 2005. The 2006 comprehensive assumption review resulted in a net positive prospective unlocking adjustment of $3 million for DAC and VOBA amortization, primarily due to favorable lapse rates. The comprehensive review of the assumptions underlying the amortization of DAC and VOBA completed in the third quarter of 2005, resulted in a net negative prospective unlocking adjustment to DAC and VOBA amortization of $18 million.

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

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
Operating Summary (in millions)	2006	2006(2)
Operating Revenue
Communications revenues (net)(1)	$60	$117

Operating Expenses
Operating expenses	37	75

Income from operations before Federal income taxes	23	42

Federal income taxes	8	15
Income from Operations	$15	$27

(1) Communications revenues are net of commissions of $8 million and $17 million paid to agencies
(2) Reflects results from the closing of the Jefferson-Pilot merger on April 3, 2006

Communications revenues increased 1% in the third quarter of 2006 and the six month period since the merger, compared to the corresponding periods of the prior year. Earnings increased 5% in the third quarter of 2006, compared to the third quarter of 2005. In the six months since the merger, earnings decreased 8% from the comparable period of 2005, due mainly to the amortization expense discussed below.

Operating expenses and income from operations include amortization expenses for the third quarter and first nine months of 2006 of $1 million pre-tax and $4 million pre-tax, respectively, for intangibles arising from the application of purchase accounting related to the merger. The primary driver of the amortization in these periods is related to an intangible for advertising contracts that was fully amortized in the second quarter. The remaining intangible assets with a determinant useful life are valued at $27 million at September 30, 2006 and are amortized over periods of 5 to 21 years. See Note 2 to the unaudited Consolidated Financial Statements for additional details.

Profitability for Lincoln Financial Media is seasonal and is principally influenced by such factors as retail events, special and sporting events and political advertising. Although, generally results are most favorable in the fourth quarter, we expect full year results for 2006 to be in the low $40 million range.

Because our broadcasting businesses rely on advertising revenues, they are sensitive to cyclical changes in both the general economy and in the economic strength of local markets. Advertising revenues from the automotive industry for our stations totaled 25% and 23% of their broadcasting revenues in the third quarter of 2006 and the six month period since the merger, respectively. If automotive advertising is curtailed, it could have a significant negative impact on broadcasting revenues. In both the third quarter and six months since the merger, 7% of television revenues came from a network agreement with our CBS-affiliated stations that expires in 2011. The trend in the industry is away from networks compensating affiliates for carrying their programming and there is a possibility those revenues will be eliminated when the contract is renewed. Many different businesses compete for available advertising sales in our markets, including newspapers, magazines, billboards and other radio and television broadcasters. Technological media changes, such as satellite radio and the internet, and consolidation in the broadcast and advertising industries, may increase competition for audiences and advertisers.

Other Operations

Other Operations includes investments related to amount of statutory surplus in our insurance subsidiaries that is not allocated to our business units, other corporate investments, benefit plan net assets, and the unamortized deferred gain on the indemnity reinsurance portion of the sales transaction for our former reinsurance segment, which was sold to Swiss Re Life & Health America Inc. (“Swiss Re”) in 2001. Income from operations for Other Operations includes earnings on the investments, financial results for operations that are not directly related to the business segments, unallocated corporate items (such as corporate investment income and interest expense on short-term and long-term borrowings, and certain expenses, including restructuring and merger-related expenses) and the amortization of the deferred gain on the indemnity reinsurance portion of the transaction with Swiss Re.

	Three Months Ended			Nine Months Ended
	September 30			September 30
			Increase			Increase
Operating Summary (in millions)	2006	2005	(Decrease)	2006	2005	(Decrease)
Income (Loss) from Operations by Source:
Earnings on investments & other income	$33	$27	22%	$94	$89	6%
Amortization of deferred gain on indemnity reinsurance	19	19	0%	56	57	-2%
Interest on debt	(67)	(21)	219%	(152)	(65)	134%
Operating expenses	(12)	(29)	-59%	(71)	(86)	-17%
Income (loss) from operations before taxes	(27)	(4)	NM	(73)	(5)	NM
Federal income tax benefit	(16)	(16)	0%	(35)	(49)	29%
Income (Loss) from Operations	$(11)	$12	NM	$(38)	$44	NM

Other Operations - Comparison of Three and Nine months Ended September 30, 2006 to 2005

Earnings on investments and other income increased 22% for the three month period ended September 30, 2006, and 6% for the first nine months of 2006, respectively, compared to the same 2005 periods. The increases for the third quarter and nine months ended September 30, 2006 compared to the same 2005 periods resulted from investment income from the Jefferson-Pilot companies for the period. Earnings on investments and other income for the third quarter of 2005 includes higher investment income on investment partnerships, and for the first nine months of 2005 $26 million pre-tax of fees from standby real estate equity commitments received in the second quarter of 2005. We utilize an internal formula to determine the amount of capital that is allocated to our business segments. Investment income on capital in excess of the calculated amounts is reported in Other Operations. During the third quarter, we also harmonized our policy for accounting and reporting for investment defaults by discontinuing the historical practice followed by Jefferson-Pilot of business segments reimbursing Other Operations for actual default experience through an inter-company charge referred to as the default charge. This change in default methodology decreased income from operations for Other Operations by $8 million after-tax, with an offsetting increase in our other segments. Accordingly, this change did not have an effect on consolidated income from operations.

Interest on debt for the third quarter and first nine months of 2006 increased 219% and 134%, respectively, compared to the same 2005 periods. Corporate borrowings increased $2.8 billion in the nine months ended September 30, 2006, including approximately $2.1 billion used to finance the $1.8 billion cash portion of the Jefferson-Pilot merger consideration and the $500 million stock repurchase. The increase also includes $0.9 billion for the fair value of Jefferson-Pilot corporate debt.

Operating expenses decreased 59% and 16% for the third quarter and first nine months of 2006, respectively, compared to the same periods in 2005. Included in operating expenses for the 2006 periods is $26 million of recoveries from insurers related to U.K. mis-selling losses. Operating expenses in the three and nine month periods ended September 30, 2006 include expenses of $13 million and $30 million, respectively, related to the merger with Jefferson-Pilot for related integration costs, including restructuring charges. In 2005, we had restructuring charges of $3 million and $28 million for the three and nine month periods ended September 30, 2005, which related to our 2005 restructuring activities in our retail distribution unit and the 2003 restructuring plan related to the realignment of our business units. See Note 12 to the unaudited Consolidated Financial Statements for additional information.

Included in income from operations for the three and nine month periods ended September 30, 2005 are reductions in Federal income tax expense of $13 million and $43 million, respectively, related to partial releases of a deferred tax allowance in our Barbados insurance company.

CONSOLIDATED INVESTMENTS

The following table presents consolidated invested assets, net investment income and investment yield.

	September 30,	December 31,	September 30,
(in billions)	2006	2005	2005
Total Consolidated Investments (at Fair Value)	$71.6	$43.2	$44.1
Average Invested Assets (at Amortized Cost) (1)	62.0	43.9	43.9

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in millions)	2006	2005	2006	2005
Net Investment Income	$1,108	$671	$2,855	$2,034
Investment Yield (ratio of net investment income to
average invested assets)	6.27%	6.09%	6.14%	6.18%

Items Included in Net Investment Income:
Limited partnership investment income	$(9)	$14	$18	$44
Prepayment and makewhole premiums	26	5	51	21
Standby real estate equity commitments (2)	-	-	-	26

(1)  Based on the average of invested asset balances at the beginning and ending of each quarter within the period.
(2)  Represents income earned during the second quarter of 2005 that was in excess of ordinary income amounts.

The increase in our investment portfolio for the first nine months of 2006 is primarily the result of the Jefferson-Pilot merger, which added $27.9 billion of investment assets after purchase accounting adjustments, and by purchases of investments as a result of cash flow generated by our business segments. The increase was partially offset by a decline in the fair value of securities available-for-sale.

Diversification across asset classes is fundamental to our investment policy. Our investment portfolio, excluding cash and invested cash, is composed of fixed maturity securities, mortgage loans on real estate, real estate either wholly owned or in joint ventures and other long-term investments. We purchase investments for our segmented portfolios that have yield, duration and other characteristics that take into account the liabilities of the products being supported. The dominant investments held are fixed maturity securities available-for-sale, which represent approximately 78.0% of the investment portfolio. Trading securities, which are primarily fixed maturity securities, represent approximately 4.4% of the investment portfolio.

We have the ability to maintain our investment holdings throughout credit cycles because of our capital position, the long-term nature of our liabilities and the matching of our portfolios of investment assets with the liabilities of our various products.

The quality of our available-for-sale fixed maturity securities portfolio, as measured at fair value and by the percentage of fixed maturity securities invested in various ratings categories, relative to the entire available-for-sale fixed maturity security portfolio, as of September 30, 2006 was as follows:

		Amortized	Estimated
	Rating Agency	Cost	Fair Value	% of
NAIC Designation	Equivalent Designation	(in millions)		Total
1	AAA / AA / A	$32,511	$33,081	59.3%
2	BBB	18,788	19,058	34.1%
3	BB	2,297	2,343	4.2%
4	B	1,173	1,170	2.1%
5	CCC and lower	141	147	0.3%
6	In or near default	21	25	0.0%
		$54,931	$55,824	100.0%

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

Fixed maturity securities available-for-sale invested in below investment grade securities (NAIC designations 3 thru 6) were $3.7 billion, or 6.6%, and $2.5 billion, or 7.5%, of all fixed maturity securities available-for-sale, as of September 30, 2006 and December 31, 2005, respectively. This represents 5.1% of the total investment portfolio at September 30, 2006 compared to 5.8% at December 31, 2005. On an amortized cost basis, below investment grade securities represented 6.6% of available-for-sale fixed maturity securities at September 30, 2006 compared to 7.6% at December 31, 2005.

Fixed Maturity and Equity Securities Portfolios: Fixed maturity securities and equity securities consist of portfolios classified as available-for-sale and trading. Mortgage-backed and private securities are included in both available-for-sale and trading portfolios.

Available-for-Sale: Securities that are classified as “available-for-sale” make up 95% of our fixed maturity and equity securities portfolio. These securities are carried at fair value on our Consolidated Balance Sheets. Changes in fair value, net of related DAC, amounts required to satisfy policyholder commitments and taxes, are charged or credited directly to shareholders’ equity. Changes in fair value that are other than temporary are recorded as realized losses in the Consolidated Statements of Income. This includes the recognition of other than temporary impairments of securities resulting from credit related issues, as well as declines in fair value related to rising interest rates, where we do not have the intent to hold the securities until either maturity or recovery.

Trading Securities: Trading securities, which support certain funds withheld and modco reinsurance arrangements, are carried at fair value and changes in fair value are recorded in net income as they occur. Investment results for these portfolios, including gains and losses from sales, are passed directly to the reinsurers through the contractual terms of the reinsurance arrangements. Offsetting these amounts are corresponding changes in the fair value of the embedded derivative liability associated with the underlying reinsurance arrangement.

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

Mortgage Loans on Real Estate and Real Estate:

The following summarizes key information on mortgage loans:

	September 30,	December 31,
(dollars in millions)	2006	2005
Total Portfolio (net of reserves)	$7,581	$3,663
Percentage of total investment portfolio	10.6%	8.5%
Percentage of investment by property type
Commercial office buildings	33.1%	40.9%
Retail stores	25.5%	19.2%
Industrial buildings	21.4%	18.9%
Apartments	11.5%	11.5%
Hotels/motels	6.4%	6.4%
Other	2.1%	3.1%

Impaired mortgage loans	$31	$66
Impaired mortgage loans as a percentage of total mortgage loans	0.4%	1.8%
Restructured loans in good standing	$56	$45
Reserve for mortgage loans	$3	$9

In addition to the dispersion by property type, the mortgage loan portfolio is geographically diversified throughout the United States.

All mortgage loans that are impaired have an established allowance for credit loss. Changing economic conditions impact our valuation of mortgage loans. Changing vacancies and rents are incorporated into the discounted cash flow analysis that we perform for monitored loans and may contribute to the establishment of (or an increase or decrease in) an allowance for credit losses. In addition, we continue to monitor the entire commercial mortgage loan portfolio to identify risk. Areas of current emphasis are the hotel, retail, office and industrial properties that have deteriorating credits or have experienced debt coverage reduction. Where warranted, we have established or increased loss reserves based upon this analysis. Impaired mortgage loans were 0.4% and 1.8% of total mortgage loans at September 30, 2006 and December 31, 2005, respectively. As of September 30, 2006, and December 31, 2005, all commercial mortgage loans were current as to principal and interest payments.

Limited Partnership Investments: As of September 30, 2006 and December 31, 2005, our consolidated investments included limited partnership investments of $472 million and $312 million, respectively. These include investments in approximately 68 different partnerships that allow us to gain exposure to a broadly diversified portfolio of asset classes such as venture capital, hedge funds, and oil and gas. The partnerships do not represent off-balance sheet financing and generally involve several third-party partners. Select partnerships contain “capital calls” which require us to contribute capital upon notification by the general partner. These capital calls are contemplated during the initial investment decision and are planned for well in advance of the call date. The capital calls are not material in size and pose no threat to our liquidity. Limited partnership investments are accounted for using the equity method of accounting and the majority of these investments are included in other investments in the Consolidated Balance Sheets.

Net Investment Income: Net investment income increased 65% and 40% in the third quarter and first nine months of 2006, respectively, compared to the same 2005 periods. Excluding commercial mortgage loan prepayment and bond makewhole premiums, the increase in net investment income in the third quarter and first nine months of 2006 compared to the same periods in 2005 primarily reflects higher portfolio yields and higher invested assets due to the April 2006 Jefferson-Pilot merger, which added $27.9 billion in invested assets, and the favorable effect of asset growth from net flows.

As of September 30, 2006 and December 31, 2005, the carrying amount of fixed maturity securities, mortgage loans on real estate and real estate that were non-income producing was $41 million and $67 million, respectively.

The following discussion addresses our invested assets excluding trading account securities. As discussed above, investment results attributable to the trading securities are passed directly to the reinsurers under the terms of the reinsurance arrangements. See the discussion in our 2005 Form 10-K under “Consolidated Investments” for additional information regarding our investments.

Realized Gains and Losses on Investments and Derivative Instruments: We had net pre-tax realized losses on investments and derivatives of $6 million and $1 million for the three months ended September 30, 2006 and 2005, respectively, and $20 million and $12 million for the first nine months ended September 30, 2006 and 2005, respectively. Prior to the amortization of DAC, provision for policyholder commitments and investment expenses, pre-tax net realized gains were $0.2 million and $14 million for the three months ended September 30, 2006 and 2005, respectively and $22 million and $35 million for the first nine months ended September 30, 2006 and 2005, respectively.

Included within net realized losses are write-downs for other-than-temporary impairments on fixed maturities and equity securities of $39 million and $43 million for the three and nine months ended September 30, 2006, respectively, compared to $6 million and $18 million for the same periods in 2005. Included in the write-downs for the 2006 periods was $39 million related to securities whose decline in fair value is related to changes in interest rates and for which we do not have the intent to hold the securities to recovery or maturity.

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

At September 30, 2006 and December 31, 2005, gross unrealized gains on securities available-for-sale were $1,317 million and $1,380 million, respectively, and gross unrealized losses on securities available-for-sale were $408 million and $313 million, respectively. At September 30, 2006, gross unrealized gains and losses on fixed maturity securities available-for-sale were $1,299 million and $405 million, respectively, and gross unrealized gains and losses on equity securities available-for-sale were $18 million and $3 million, respectively. At December 31, 2005, gross unrealized gains and losses on fixed maturity securities available-for-sale were $1,371 million and $312 million, respectively, and gross unrealized gains and losses on equity securities available-for-sale were $9 million and $1 million, respectively. Changes in unrealized gains and losses can be attributed to changes in interest rates and credit spreads, which have created temporary price fluctuations. Interest rates rose during the first nine months of 2006 as indicated by a change in the 10-year treasury yield from 4.36% at December 31, 2005 to 4.64% at September 30, 2006.

For total publicly traded and private securities that we held at September 30, 2006 that were in an unrealized loss position, the fair value, amortized cost, unrealized loss and total time period that the security has been in an unrealized loss position are presented in the table below:

		% Fair	Amortized	% Amortized	Unrealized	% Unrealized
(in millions)	Fair Value	Value	Cost	Cost	Loss	Loss
<= 90 days	$1,409	7.9%	$1,429	7.8%	$(20)	4.9%
> 90 days but <= 180 days	3,200	17.9%	3,243	17.7%	(43)	10.5%
> 180 days but <= 270 days	4,992	27.9%	5,057	27.7%	(65)	15.9%
> 270 days but <= 1 year	5,262	29.4%	5,394	29.5%	(132)	32.4%
> 1 year	3,026	16.9%	3,174	17.3%	(148)	36.3%
Total	$17,889	100.0%	$18,297	100.0%	$(408)	100.0%

The composition by industry categories of securities that we held at September 30, 2006 in an unrealized loss position is presented in the table below:

		% Fair	Amortized	% Amortized	Unrealized	% Unrealized
(in millions)	Fair Value	Value	Cost	Cost	Loss	Loss
Collateralized Mortgage Obligations	$2,751	15.4%	$2,795	15.3%	(44)	10.8%
Banking	1,849	10.3%	1,890	10.3%	(41)	10.0%
Automotive	293	1.6%	333	1.8%	(40)	9.8%
Electric	1,325	7.4%	1,351	7.4%	(26)	6.4%
Commercial Mortgage Backed Securities	1,174	6.6%	1,196	6.5%	(22)	5.4%
Asset Backed Securities	892	5.0%	907	5.0%	(15)	3.7%
Food and Beverage	585	3.3%	597	3.3%	(12)	2.9%
Sovereign	302	1.7%	312	1.7%	(10)	2.5%
Media - Noncable	380	2.1%	390	2.1%	(10)	2.5%
Chemicals	176	1.0%	186	1.0%	(10)	2.5%
Paper	309	1.7%	319	1.7%	(10)	2.5%
Pipelines	413	2.3%	423	2.3%	(10)	2.5%
Property & Casualty	580	3.2%	589	3.2%	(9)	2.2%
Technology	185	1.0%	194	1.1%	(9)	2.2%
Retailers	227	1.3%	236	1.3%	(9)	2.2%
Entertainment	291	1.6%	299	1.6%	(8)	1.9%
Government Sponsored	453	2.5%	460	2.5%	(7)	1.7%
Distributors	185	1.0%	192	1.0%	(7)	1.7%
Metals and Mining	361	2.0%	368	2.0%	(7)	1.7%
Wirelines	206	1.2%	213	1.2%	(7)	1.7%
Real Estate Investment Trusts	328	1.8%	334	1.8%	(6)	1.5%
Transportation Services	245	1.4%	250	1.4%	(5)	1.2%
Industrial - Other	240	1.3%	245	1.3%	(5)	1.2%
Financial - Other	170	1.0%	175	1.0%	(5)	1.2%
Consumer Products	191	1.1%	196	1.1%	(5)	1.2%
Integrated	150	0.8%	154	0.8%	(4)	1.0%
Home Construction	164	0.9%	168	0.9%	(4)	1.0%
Brokerage	175	1.0%	179	1.0%	(4)	1.0%
Independent	253	1.4%	257	1.4%	(4)	1.0%
Building Materials	259	1.4%	262	1.4%	(3)	0.7%
Conventional 30 Year	153	0.9%	156	0.9%	(3)	0.7%
Oil Field Services	230	1.3%	233	1.3%	(3)	0.7%
Gaming	82	0.5%	85	0.5%	(3)	0.7%
Packaging	104	0.6%	107	0.6%	(3)	0.7%
Wireless	118	0.7%	121	0.7%	(3)	0.7%
Non-Agency	77	0.4%	79	0.4%	(2)	0.5%
Diversified Manufacturing	214	1.2%	216	1.2%	(2)	0.5%
Municipal	130	0.7%	132	0.7%	(2)	0.5%
Local Authorities	62	0.3%	64	0.3%	(2)	0.5%
Lodging	99	0.6%	101	0.6%	(2)	0.5%
Non-Captive Diversified	113	0.6%	115	0.6%	(2)	0.5%
Non Captive Consumer	169	0.9%	171	0.9%	(2)	0.5%
Airlines	65	0.4%	67	0.4%	(2)	0.5%
Pharmaceuticals	106	0.6%	108	0.6%	(2)	0.5%
Textile	48	0.3%	50	0.3%	(2)	0.5%
Railroads	100	0.6%	102	0.6%	(2)	0.5%
Healthcare	153	0.9%	155	0.8%	(2)	0.5%
Consumer Cyclical Services	57	0.3%	58	0.3%	(1)	0.2%
Industries with Unrealized Losses < $1MM	697	3.9%	707	3.9%	(10)	2.5%
Total	$17,889	100.0%	$18,297	100.0%	(408)	100.0%

Unrealized losses on available-for-sale securities subject to enhanced credit analysis were $3 million at September 30, 2006, compared with $5 million at December 31, 2005.

Unrealized Loss on All Below-Investment-Grade Available-for-Sale Fixed Maturity Securities: Gross unrealized losses on all available-for-sale below-investment-grade securities were $69 million at September 30, 2006, representing 17.0% of total gross unrealized losses on all available-for-sale securities. Generally, below-investment-grade fixed maturity securities are more likely than investment-grade securities to develop credit concerns. The remaining $339 million or 83.0% of the gross unrealized losses relate to investment grade available-for-sale securities. The ratios of fair value to amortized cost reflected in the table below are not necessarily indicative of the fair value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of these ratios subsequent to September 30, 2006.

For fixed maturity securities that we held at September 30, 2006 that are below-investment-grade and in an unrealized loss position, the fair value, amortized cost, unrealized loss and the ratios of market value to amortized cost are presented in the table below.

	Ratio of Amortized		Amortized	Unrealized
Aging Category (in millions)	Cost to Fair Value	Fair Value	Cost	Loss
<=90 days	70% to 100%	$325	$331	$(6)
	40% to 70%	-	-	-
	Below 40%	-	-	-
		325	331	(6)

>90 days but <=180 days	70% to 100%	336	345	(9)
	40% to 70%	4	6	(2)
	Below 40%	-	-	-
		340	351	(11)

>180 days but <=270 days	70% to 100%	188	192	(4)
	40% to 70%	-	-	-
	Below 40%	-	-	-
		188	192	(4)

>270 days but <=1 year	70% to 100%	51	58	(7)
	40% to 70%	-	-	-
	Below 40%	-	-	-
		51	58	(7)
<= 1 year Total		904	932	(28)

>1 year	70% to 100%	276	302	(26)
	40% to 70%	14	29	(15)
	Below 40%	-	-	-
		290	331	(41)
Total Below-Investment-Grade		$1,194	$1,263	$(69)

At September 30, 2006, the range of maturity dates for publicly traded and private securities held that were subject to enhanced analysis and monitoring for potential changes in unrealized loss status varies, with 33.5% of these securities maturing in greater than 10 years, 65.3% maturing between 1 and 5 years, and the remaining securities maturing in one year or less. At December 31, 2005, the range of maturity dates for these securities varies, with 36.9% maturing between 5 and 10 years, 47.7% maturing after 10 years and the remaining securities maturing in less than 5 years. At September 30, 2006, none of these securities were rated as investment grade compared to less than 0.5% at December 31, 2005.

Unrealized Loss on Fixed Maturity Securities Available-for-Sale in Excess of $10 million: At September 30, 2006, we had no investment grade available-for-sale fixed maturity securities with unrealized losses in excess of $10 million. At September 30, 2006, fixed maturity securities available-for-sale with gross unrealized losses greater than $10 million are presented in the table below.

		Amortized	Unrealized	Length of time
(in millions)	Fair Value	Cost	Loss	in Loss Position
Non-Investment Grade
Ford Motor Co. & affiliates	$32	$48	$(16)	> 1 year
Total Non-Investment-Grade	$32	$48	$(16)

At September 30, 2006, our total available-for-sale holdings in Ford Motor and its affiliates and securities it guarantees had a fair value of $79 million and an amortized cost of $93 million. In addition, at September 30, 2006, we held fixed maturity securities available-for-sale of General Motors Corp. and affiliates with fair value of $97 million and amortized cost of $90 million and DaimlerChrysler and affiliates with fair value of $114 million and amortized cost of $120 million. Our total gross unrealized loss on available-for-sale securities for these three companies was $27 million. Our investments also include a mortgage loan on real estate of $9 million secured by a property that is leased to General Motors.

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

As a result of the Jefferson-Pilot merger, we currently have two reinsurance programs - one for LNL and its insurance subsidiaries, Lincoln Life & Annuity Company of New York and First Penn-Pacific Life Insurance Company (the “LNL program”), and one for the Jefferson-Pilot insurance companies (the “JP program”). Under the LNL program, we reinsure approximately 85% to 90% of the mortality risk on newly issued non-term life insurance contracts. Collectively, for all issue years, LNL has ceded approximately 35% to 40% of total mortality risk including mortality risk for term insurance contracts as of September 30, 2006. Our policy for this program is to retain no more than $5 million on a single insured life issued on fixed and variable universal life insurance contracts. Additionally, the retention per single insured life for term life insurance and for Corporate Owned Life Insurance (COLI) is $1 million and $2 million, respectively.

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

The insurance subsidiaries participating in the JP program are Jefferson Pilot Financial Insurance Company, Jefferson Pilot LifeAmerica Insurance Company and Jefferson-Pilot Life Insurance Company. For the JP program, our policy is to reinsure risks in excess of retention, which ranges from $0.4 million to $2.1 million, depending on the retention limit set for various individual life and annuity products, on a single insured life. We also attempt to reduce exposure to losses that may result from unfavorable events or circumstances by reinsuring certain levels and types of accident and health insurance risks underwritten.

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

Portions of our deferred annuity business have been reinsured on a modified coinsurance basis with other companies to limit our exposure to interest rate risks. At September 30, 2006, the reserves associated with these reinsurance arrangements totaled $1.9 billion. To cover products other than life insurance, we acquire other insurance coverages with retentions and limits that management believes are appropriate for the circumstances. The accompanying financial statements reflect premiums, benefits and DAC, net of insurance ceded. See “Part I—Item 1—Risk Factors” and “Forward-looking Statements—Cautionary Language” and Note 5 to the Consolidated Financial Statements in our 2005 Form 10-K for further information. Our insurance companies remain liable if their reinsurers are unable to meet contractual obligations under applicable reinsurance agreements.

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

Our amounts recoverable from reinsurers represent receivables from and reserves ceded to reinsurers. At September 30, 2006 the amounts recoverable from reinsurers was $8.0 billion, compared to $6.9 billion at December 31, 2005. We obtain reinsurance from a diverse group of reinsurers and we monitor concentration, as well as financial strength ratings of our principal reinsurers. Swiss Re represents our largest exposure. In 2001, we sold our reinsurance business to Swiss Re primarily through indemnity reinsurance arrangements. Because we are not relieved of our liability to the ceding companies for this business, the liabilities and obligations associated with the reinsured contracts remain on our Consolidated Balance Sheets with a corresponding reinsurance receivable from the business sold to Swiss Re, which totaled $4.1 billion at September 30, 2006 and December 31, 2005. Swiss Re has funded a trust with a balance of $1.7 billion at September 30, 2006 to support this business. In addition to various remedies that we would have in the event of a default by Swiss Re, we continue to hold assets in support of certain of the transferred reserves. These assets consist of those reported as trading securities and certain mortgage loans. Our liabilities for funds withheld and embedded derivatives included $2.1 billion and $0.2 billion, respectively, at September 30, 2006 related to the business sold to Swiss Re.

During the third quarter one of our reinsurers, Scottish Re Group Ltd (“Scottish Re”), received rating downgrades from various rating agencies. Of the $1.4 billion of fixed annuity business that we reinsure with Scottish Re, approximately 79% is reinsured through the use of modified coinsurance treaties, in which we possess the investments that support the reserves ceded to Scottish Re. For our annuity business ceded on a coinsurance basis, Scottish Re had previously established an irrevocable investment trust for the benefit of LNC that supports the reserves. In addition to fixed annuities, we have approximately $79 million of policy liabilities on the life insurance business we have reinsured with Scottish Re. Scottish Re continues to perform under its contractual responsibilities to us. We are still evaluating the impact of these ratings downgrades with respect to our existing exposures to Scottish Re as well as with respect to reinsuring any new business with Scottish Re. Based on current information, we do not believe that Scottish Re’s ratings downgrades will have a material adverse effect on our results of operations, liquidity or financial condition.

REVIEW OF CONSOLIDATED FINANCIAL CONDITION

Liquidity and Capital Resources

Liquidity refers to the ability of an enterprise to generate adequate amounts of cash from its normal operations to meet cash requirements with a prudent margin of safety. Our principal sources of cash flow from operating activities are insurance premiums and fees, investment advisory fees and investment income, while sources of cash flows from investing activities result from maturities and sales of invested assets. We use cash to pay policy claims and benefits, operating expenses, commissions and taxes, to purchase new investments, to pay dividends to our shareholders and to repurchase our stock and debt securities. Our operating activities provided cash of $1.9 billion and $0.9 billion in the first nine months of 2006 and 2005, respectively.  When considering our liquidity and cash flow, it is important to distinguish between the needs of our insurance subsidiaries and the needs of the holding company, LNC. As a holding company with no operations of its own, LNC derives its cash primarily from its operating subsidiaries.

The liquidity resources of the holding company are principally comprised of dividends and interest payments from subsidiaries augmented by holding company short-term investments, bank lines of credit, a commercial paper program, and the ongoing availability of long-term financing under an SEC shelf registration. These sources of liquidity and cash flow support the general corporate needs of the holding company, including its common stock dividends, interest and debt service, funding of callable securities, securities repurchases, and acquisitions.

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

	Three Months Ended		Nine Months Ended		Year Ended
	September 30,		September 30,		December 31,
(in millions)	2006	2005	2006	2005	2005
Dividends from Subsidiaries
LNL	$100	$50	$250	$150	$200
Jefferson-Pilot Life Insurance Company	-	-	2	-	-
Jefferson Pilot Financial Insurance Company	75	-	148	-	-
Non-regulated companies (1)	-	-	235	-	-
Lincoln Financial Media	10	-	23	-	-
Delaware Investments	12	11	36	32	42
Lincoln UK	21	23	60	23	44
Other	-	1	-	1	1
Subsidiary Loan Repayments & Interest
LNL Interest on Surplus Notes (2)	-	19	59	58	78
	$218	$104	$813	$264	$365
Other Cash Flow and Liquidity Items
Return of seed capital	$11	$3	$16	$19	$19
Net capital received from stock option exercises	83	30	161	60	83
	$94	$33	$177	$79	$102

(1)	Represents dividend of proceeds from sale of equity securities used to repay borrowings under the bridge facility.
(2)	Represents interest on the holding company’s $1.25 billion in surplus note investments in LNL. Interest of $20 million for the third quarter of 2006 was received on October 1, 2006.

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

Our domestic insurance subsidiaries paid dividends of $175 million and $400 million for the third quarter and first nine months of 2006 compared to $50 and $150 million for the third quarter and first nine months of 2005, respectively.  Based upon anticipated ongoing positive statutory earnings and favorable credit markets, we expect our domestic insurance subsidiaries could pay dividends of approximately $850 million in 2006 without prior approval from the respective insurance commissioners. The actual amount of surplus that our insurance subsidiaries could pay as dividends is constrained by the amount of surplus we hold to maintain our ratings, to provide an additional layer of margin for risk protection, and for future investment in our businesses. Our non-regulated subsidiaries could pay dividends of approximately $200 million at September 30, 2006.

Lincoln UK’s operations consist primarily of unit-linked life and pension products, which are similar to U.S. produced variable life and annuity products. Lincoln UK’s insurance subsidiaries are regulated by the United Kingdom Financial Services Authority (“FSA”) and are subject to capital requirements as defined by the U.K. Capital Resources Requirement (formerly the Required Minimum Solvency Margin). All insurance companies operating in the U.K. also have to complete a risk-based capital (“RBC”) assessment to demonstrate to the FSA that they hold sufficient capital to cover their risks. RBC requirements in the U.K. are different than the NAIC requirements. In addition, the FSA has imposed certain minimum capital requirements for the combined U.K. subsidiaries. Lincoln UK maintains approximately 1.5 to 2 times the required capital as prescribed by the regulatory margin. As is the case with regulated insurance companies in the U.S., changes to regulatory capital requirements can impact the dividend capacity of the UK insurance subsidiaries and cash flow to the holding company.

Through the April 2006 merger with Jefferson-Pilot, we acquired certain non-insurance companies that held equity and fixed income securities with a fair value at September 30, 2006 of $450 million, which are available to meet the liquidity needs of the holding company.

Financing Activities

Although our subsidiaries generate adequate cash flow to meet the needs of our normal operations, periodically we may issue debt or equity securities to fund internal growth, acquisitions, and the retirement of our debt and equity securities. As discussed in more detail below, we issued approximately $2.1 billion of debt securities to finance the cash portion of our April 2006 merger with Jefferson-Pilot and third quarter 2006 stock repurchase activity.

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

During the second quarter of 2006 we issued $2.1 billion of debt securities and acquired debt securities with a fair value of $905 million previously issued by Jefferson-Pilot, as described in Note 2 to the unaudited Consolidated Financial Statements in this Form 10-Q.

On October 19, 2006, we called for redemption on November 19, 2006 our outstanding 7.65% Junior Subordinated Deferrable Interest Debentures, Series E (“TRuPs”) due 2050 (the “Junior Subordinated Debentures”), which are held by Lincoln National Capital V. As a result, all of the outstanding 7.65% Trust Preferred Securities, Series E and 7.65% Common Securities of Lincoln National Capital V will be redeemed on November 19, 2006. The redemption price for the Trust Preferred Securities, Series E will be $25.00 per security, for a total principal amount of $172.5 million, plus any accrued distributions through the redemption date. As a result of these transactions, we expect to incur a non-cash charge of approximately $4 million after-tax in the fourth quarter of 2006 related to unamortized issuance costs. We are funding the redemption with internally generated funds and commercial paper. We are using our share repurchase authorization to effect the repurchase.

The Junior subordinated debentures issued by Jefferson-Pilot in 1997 which consist of $211 million at an interest rate of 8.14% and $107 million at an interest rate of 8.285% are redeemable prior to maturity at our option beginning January 15, 2007, with two-thirds subject to a call premium of 4.07% and the remainder subject to a call premium of 4.14%, each grading to zero as of January 15, 2017. We expect to call these securities within the next twelve months and therefore have reported them as short-term debt on our consolidated balance sheet.

At September 30, 2006, we maintained three credit facilities with a group of domestic and foreign banks:

•	a $1.6 billion five-year credit facility entered into in March 2006 and maturing in March 2011, allowing for borrowing or issuances of letters of credit (“LOC”),

•	a $1.0 billion five-year credit facility entered into in February 2006 and maturing in February 2011, allowing for borrowing or issuances of LOCs, and

•	a U.K. facility for use by our U.K. subsidiary, which was renewed in January 2006 for 10 million pounds sterling ($19 million at September 30, 2006), maturing in November 2006.

At September 30, 2006, there were approximately $848 million in outstanding LOCs under the various credit agreements. These LOCs support intercompany reinsurance transactions and specific treaties associated with our former Reinsurance segment. LOCs are primarily used to satisfy the U.S. regulatory requirements of domestic clients of the former Reinsurance segment who have contracted with the reinsurance subsidiaries not domiciled in the United States and for the reserve credit provided by our affiliated offshore reinsurance company to our domestic insurance companies for ceded business.

Under the credit agreements, we must maintain a minimum consolidated net worth level. In addition, the agreements contain covenants restricting our ability to incur liens, merge or consolidate with another entity where we are not the surviving entity and dispose of all or substantially all of our assets. At September 30, 2006, we were in compliance with all such covenants. All of our credit agreements are unsecured.

If current debt ratings and claims paying ratings were downgraded in the future, certain covenants of various contractual obligations may be triggered which could negatively impact overall liquidity. In addition, contractual selling agreements with intermediaries could be negatively impacted which could have an adverse impact on overall sales of annuities, life insurance and investment products. At September 30, 2006, we maintained adequate current financial strength and senior debt ratings and do not anticipate any ratings-based impact to future liquidity.

Our insurance subsidiaries are employing strategies to lessen the burden of increased AXXX and XXX statutory reserves associated with certain universal life products and other products with secondary guarantees subject to these statutory reserving requirements. Currently, a portion of universal life business with secondary guarantees is reinsured with a wholly owned non-U.S. domiciled subsidiary of LNC. Included in the amounts outstanding at September 30, 2006 discussed above was approximately $545 million of outstanding LOCs supporting the reinsurance obligations of our non-U.S. domiciled subsidiary to LNL on this universal life business with secondary guarantees. Recognizing that LOCs are generally one to five years in duration, it is likely that our insurance companies will apply a mix of LOCs, reinsurance and capital market strategies in addressing long-term AXXX and XXX needs. LOCs and related capital market alternatives lower the RBC impact of the universal life business with secondary guarantee products. An inability to obtain the necessary LOC capacity or other capital market alternatives could impact our returns on universal life business with secondary guarantee products.

During 2005, we established a wholly-owned domestic reinsurance subsidiary to reinsure a portion of the XXX statutory reserves associated with our term products in anticipation of employing a capital markets solution to mitigate the impact of our term products to statutory capital and surplus in 2007. No reserves were ceded to this new subsidiary as of September 30, 2006.

Alternative Sources of Liquidity

In order to maximize the use of available cash, the holding company maintains an intercompany cash management account where subsidiaries can borrow from the holding company to meet their short-term needs and can invest their short-term funds with the holding company. Depending on the overall cash availability or need, the holding company invests excess cash in short-term investments or borrows funds in the financial markets. Our insurance subsidiaries, by virtue of their general account fixed income investment holdings, can access liquidity through securities lending programs and repurchase agreements. At September 30, 2006, our insurance subsidiaries had $0.9 billion carrying value of securities out on loan under the securities lending program, and $0.5 billion carrying value subject to reverse-repurchase agreements.

One of the life insurance subsidiaries we acquired with the Jefferson-Pilot merger had previously established a program for an unaffiliated trust to sell up to $1 billion of medium-term notes under Rule 144A of the Securities Act of 1933. Proceeds from the sale of the medium-term notes were used to purchase funding agreements issued by the life insurance subsidiary. At September 30, 2006, we had $300 million of funding agreements outstanding under this program. The funding agreements were issued at a variable rate and provide for quarterly interest payments, indexed to the 3-month LIBOR plus 7 basis points, with principal due at maturity on June 2, 2008. Concurrent with this issuance, the subsidiary executed an interest rate swap for a notional amount equal to the proceeds of the funding agreements. The swap qualifies for cash flow hedge accounting treatment and converts the variable rate of the funding agreements to a fixed rate of 4.28%.

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

	Three Months Ended		Nine Months Ended		Year Ended
	September 30,		September 30,		December 31,
(in millions)	2006	2005	2006	2005	2005
Dividends to shareholders	$105	$64	$320	$191	$257
Repurchase of common stock	350	-	856	104	104
Total Cash Returned to Shareholders	$455	$64	$1,176	$295	$361

Number of shares repurchased (in thousands)	6,315	-	14,374	2,331	2,331
Average price per share (1)	$55.43	$-	$59.31	$44.44	$44.44

(1) Adjusted to include 181,257 shares delivered in October to complete the accelerated stock buyback program described below.

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

On August 11, 2006, we entered into an agreement to purchase approximately 5.5 million shares of our common stock from a third party broker-dealer, using an accelerated stock buyback program for an initial aggregate purchase price of $350 million. We funded the program with internally generated funds, asset sales and commercial paper. We received a price adjustment from the third party broker-dealer based on the volume weighted average share price (“VWAP”) of our common stock during the term of the program. The price adjustment was settled in shares of our common stock, and we took delivery of an additional 257,000 shares, resulting in total shares purchased under this program of 5.7 million shares. Our Board of Directors had previously authorized total share repurchases of $1.8 billion.

On November 3, 2006, we entered into an agreement to purchase approximately 2.3 million shares of our common stock from a third party broker-dealer, using an accelerated stock buyback program for an aggregate purchase price of $150 million. All shares will be retired upon receipt. We may receive from, or be required to pay a price adjustment to the third party broker-dealer based on the volume weighted average share price of our common stock during the term of the program, less a discount. The price adjustment can be settled, at our option, in cash or in shares of our common stock. We expect the program to be completed late in the fourth quarter of 2006. After the purchases under these programs and the redemption of the 7.65% TRuPs discussed above, the remaining amount of authorized share repurchases will be approximately $649 million.

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

	Three Months Ended		Nine Months Ended		Year Ended
	September 30,		September 30,		December 31,
(in millions)	2006	2005	2006	2005	2005
Debt service (interest paid)	$52	$22	$114	$68	$90
Capital contribution to Delaware Investments	-	-	-	14	14
Common dividends	107	64	280	191	255
Common stock repurchase	353	-	852	104	104
Total	$512	$86	$1,246	$377	$463

 Contingencies and Off-Balance Sheet Arrangements

We have guarantees with off-balance sheet risks having contractual values of $3 million and $4 million at September 30, 2006 and December 31, 2005, respectively. Certain of our subsidiaries have sold commercial mortgage loans through grantor trusts, which issued pass-through certificates. These subsidiaries have agreed to repurchase any mortgage loans which remain delinquent for 90 days at a repurchase price substantially equal to the outstanding principal balance plus accrued interest thereon to the date of repurchase. In case of default by the borrowers, we have recourse to the underlying real estate. It is management’s opinion that the value of the properties underlying these commitments is sufficient that in the event of default, the impact would not be material to us. These guarantees expire in 2009.

We guarantee the repayment of operating leases on facilities, which we have subleased to third parties, which obligate us to pay in the event the third parties fail to perform their payment obligations under the subleasing agreements. We have recourse to the third parties enabling us to recover any amounts paid under our guarantees. The annual rental payments subject to these guarantees are $15 million and expire in 2009.

Lincoln Financial Media has commitments to purchase future sports programming rights, and for employment contracts, leases and syndicated television programming of approximately $287 million through 2011and $16 million thereafter. We have offset the purchase of these programming rights by receiving commitments from other entities to purchase a portion of our sports programming rights of approximately $203 million through 2011, as well as by entering into advertising contracts with customers for the airing of commercials. These commitments are not reflected as an asset or liability in our Consolidated Balance Sheet because the programs are not currently available for use.

 Shareholders’ Equity

Total shareholders’ equity increased $5.7 billion during the nine months ended September 30, 2006, primarily due to $5.6 billion of common stock issued to acquire the outstanding shares of Jefferson-Pilot in April 2006 and, to a lesser extent, net income, partially offset by unrealized losses of securities available-for-sale included in accumulated other comprehensive income resulting from higher interest rates and share repurchase activity.

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

Recent Accounting Pronouncements

For a discussion of accounting pronouncements that have been implemented during the periods presented or that have been issued and are to be implemented in the future, see Note 3 to the unaudited Consolidated Financial Statements.

Restructuring Activities

See Note 12 to the unaudited Consolidated Financial Statements for the detail of our restructuring activities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We provided a discussion of our market risk in Item 7A of our 2005 Form 10-K. During the first nine months of 2006, there was no substantive change in our market risk except for the items noted below:

Interest Rate Risk—Falling Rates. As discussed in the Quantitative and Qualitative Disclosures About Market Risk section of our 2005 Form 10-K, spreads on our fixed annuity and interest-sensitive whole life, universal life and fixed portion of variable universal life insurance policies, are at risk if interest rates decline and remain low for a period of time. The following table provides detail on the difference between interest crediting rates and minimum guaranteed rates as of September 30, 2006. For example, at September 30, 2006, there are $5.1 billion of combined Individual Markets - Annuities and Individual Markets - Life Insurance account values where the excess of the crediting rate over contract minimums is between 0.21% and 0.30%. The analysis presented below ignores any non-guaranteed elements within the life insurance products such as cost of insurance or expense loads, which for many products may be redetermined in the event that interest margins deteriorate below the level that would cause the credited rate to equal the minimum guaranteed rate.

					Percent
Excess of Crediting Rates	Account Values				of Total
over Contract Minimums	Emp Mkts	Ind Mkts	Ind Mkts		Account
As of September 30, 2006	Annuities	Annuities	Life	Total	Values
	(in millions)
CD and On-Benefit type annuities	$917	$10,307	$-	$11,224	21.90%
Discretionary rate setting products*
No difference	2,726	5,092	10,570	18,388	35.88%
up to .1%	613	1,890	1,107	3,610	7.04%
0.11% to .20%	4,770	361	21	5,152	10.05%
0.21% to .30%	1	216	4,836	5,053	9.86%
0.31% to .40%	1	103	2,307	2,411	4.70%
0.41% to .50%	100	59	648	807	1.57%
0.51% to .60%	399	52	30	481	0.94%
0.61% to .70%	1,004	387	110	1,501	2.93%
0.71% to .80%	105	3	835	943	1.84%
0.81% to .90%	0	2	40	42	0.08%
0.91% to 1.0%	164	9	18	191	0.37%
1.01% to 1.50%	27	73	384	484	0.94%
1.51% to 2.00%	37	337	36	410	0.80%
2.01% to 2.50%	0	341	27	368	0.72%
2.51% to 3.00%	1	0	0	1	0.00%
3.01% and above	180	3	0	183	0.38%
Total Discretionary rate setting products	10,128	8,928	20,969	40,025	78.10%
Grand Total-Account Values	$11,045	$19,235	$20,969	$51,249	100.00%

*	For purposes of this table, contracts currently within new money rate bands are grouped according to the corresponding portfolio rate band in which they will fall upon their first anniversary.

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

Derivatives. As indicated in Note 8 of our 2005 Form 10-K, we have entered into derivative transactions to reduce our exposure to rapid rises in interest rates, the risk of changes in liabilities indexed to equity markets, credit risk, foreign exchange risk and to increase our exposure to certain investments in exchange for a premium. In addition, we are subject to risks associated with changes in the value of our derivatives; however, such changes in value are generally offset by changes in the value of the items being hedged by such contracts. Modifications to our derivative strategy are initiated periodically upon review of our overall risk assessment. During the first nine months of 2006, the more significant changes in our derivative positions are as follows:

1.
Entered into $0.7 billion notional of interest rate cap agreements that are used to hedge our annuity business against the negative impact of a significant and sustained rise in interest rates. A total of $0.3 billion interest rate caps expired, resulting in no gain or loss. A total of $5.9 billion notional is outstanding.

2.
Entered into $162 million notional of interest rate swap agreements hedging floating rate bond coupon payments. A total of $46 million notional matured or was terminated, resulting in a remaining notional of $1.2 billion. A gain of $0.2 million was recognized on the termination. These interest rate swap agreements convert floating rate bond coupon payments into a fixed rate of return. The total remaining notional includes $564 million notional related to the acquisition of Jefferson-Pilot.

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

6.
We had financial futures net purchase/termination activity in the amount of $0.7 billion notional resulting in a remaining notional of $2.5 billion. These futures are hedging a portion of the liability exposure on certain options in variable annuity products. No gain or loss was recognized as a result of the expirations or terminations.

7.
Entered into $10 million notional of credit default swap agreements. A total of $10 million notional matured, resulting in a remaining notional of $20 million. We offer credit protection to investors through selling credit default swaps. These swap agreements allow the credit exposure of a particular obligor to be passed onto us in exchange for a quarterly premium.

8.
Entered into $0.7 billion notional of put option agreements. A total of $0.2 billion notional was terminated, resulting a remaining notional of $1.9 billion notional. These put options are hedging a portion of the liability exposure on certain options in variable annuity products. We will receive a payment from the counterparty if the strike rate in the agreement is higher than the specified index rate at maturity.

9.
Entered into foreign exchange forward contracts in the amount of $60 million notional that are hedging dividends received from our Lincoln UK subsidiary. The full amount expired resulting in no remaining notional. A loss of $0.1 million was recognized in net income as a result of the expirations.

10.
Entered into $30 million notional of foreign currency swaps. A total of $2 million notional expired, resulting in a remaining notional of $86 million. These foreign currency swap agreements are part of a hedging strategy. We own various foreign issue securities. Interest payments from these securities are received in a foreign currency and then swapped into U.S. dollars.

11.
Entered into $1.0 billion notional of S&P 500 call options. A total of $0.7 billion notional expired, resulting in a remaining notional of $2.2 billion. These call options are hedging the impact of the equity-index interest credited to our indexed annuity products. The total remaining notional includes $1.2 billion notional related to the acquisition of Jefferson-Pilot.

12.
Entered into $6 million notional of total return swap agreements resulting in a total of $106 million notional. These swap agreements are hedging a portion of the liability related to our deferred compensation plans. We receive the total return on a portfolio of indexes and pay a floating rate of interest.

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

(b) Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

A control system, no matter how well designed and operated, can provide only reasonable assurance that the control system’s objectives will be met. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. Projections of any evaluation of controls’ effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table summarizes purchases of equity securities by the issuer during the quarter ended September 30, 2006:

Period	(a) Total Number of Shares (or Units) Purchased (1)(2)	(b) Average Price Paid per Share (or Unit) (2)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (3)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (4)
7/1/06 - 7/31/06	780,452	$ 56.85	778,965	$ 1,322
8/1/06 - 8/31/06	5,544,693	61.21	5,536,485	972
9/1/06 - 9/30/06	7,797	61.20	-	972

(1)
Of the total number of shares purchased, 15,483 shares were received in connection with the exercise of stock options and related taxes and 2,009 shares were withheld for taxes on the vesting of restricted stock.

(2)
Price paid per share of $61.21 for 5.5 million shares purchased under our publicly announced accelerated stock repurchase is based on the final delivery of shares totaling 5.7 million on October 23, 2006. See Note 13 to the unaudited Consolidated Financial Statements for additional information.

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

(4)	As of the last day of the applicable month. As discussed in Liquidity and Capital Resources section, our share repurchase authorization as of November 9, 2006, is $649 million.
(5)
A domestic Rabbi trust holds shares for the directors’ fee deferrals for the former Jefferson-Pilot directors. The fund was frozen but buys shares for dividends earned on shares held in the trust. In addition, during the third quarter of 2006, the Rabbi trust purchased shares with the cash portion of the merger consideration. Trust purchases during the third quarter of 2006 totaled 14,404 shares with an average price of $55.79, all purchased during July. These are not included in the table above because such shares held by the trust are still outstanding.

Item 6. Exhibits

The Exhibits included in this report are listed in the Exhibit Index beginning on page E-1, which is incorporated herein by reference.

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
Douglas N. Miller Vice President and Chief Accounting Officer

Date: November 9, 2006

LINCOLN NATIONAL CORPORATION
Exhibit Index for the Report on Form 10-Q
For the Quarter Ended September 30, 2006

10.1	Master Confirmation Agreement and related Supplemental Confirmation, dated August 11, 2006, relating to LNC’s accelerated stock repurchase program with Lehman Brothers Finance S.A.*
10.2	Lincoln National Corporation Non-Employee Director Compensation is incorporated by reference from Exhibit 10.1 of LNC’s Form 8-K (File No. 1-6028) filed with the SEC on September 15, 2006.
12	Historical Ratio of Earnings to Fixed Charges.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Portions of the exhibit have been redacted and are subject to a confidential treatment request filed with the Secretary of the Securities and Exchange Commission (“SEC”) pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.